Form 10-Q
period 1995-09-30
COLONY BANKCORP INC
filed 1995-11-08
CIK 711669

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                   FORM 10-Q

         QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

FOR QUARTER ENDED SEPTEMBER 30, 1995             COMMISSION FILE NUMBER 0-12436

                             COLONY BANKCORP, INC.
                             ---------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            GEORGIA                                             58-1492391
            -------                                             ----------
 (STATE OF OTHER JURISDICTION)                              (I.R.S. EMPLOYER)
OF INCORPORATION OR ORGANIZATION                          IDENTIFICATION NUMBER

               302 SOUTH MAIN STREET, FITZGERALD, GEORGIA 31750
               ------------------------------------------------
                    ADDRESS OF PRINCIPAL EXECUTIVE OFFICES

                                 912/423-5333
                                 ------------
               REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED REPORTS REQUIRED TO BE FILED BY SECTIONS 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES ___X__   NO _______

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE THE CLOSE OF THE PERIOD COVERED BY THIS REPORT.


          CLASS                            OUTSTANDING AT SEPTEMBER 30, 1995
          -----                            ---------------------------------
COMMON STOCK, $10 PAR VALUE                             1,216,110

                        PART 1 - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
         --------------------

THE FOLLOWING FINANCIAL STATEMENTS ARE PROVIDED FOR COLONY BANKCORP, INC. AND
SUBSIDIARIES: THE BANK OF FITZGERALD, ASHBURN BANK, COMMUNITY BANK OF WILCOX, THE BANK OF DODGE COUNTY, AND THE BANK OF WORTH.

     A.   CONSOLIDATED BALANCE SHEETS - SEPTEMBER 30, 1995 AND DECEMBER 31,
          1994.

     B.   CONSOLIDATED STATEMENTS OF INCOME - FOR THE THREE MONTHS
          ENDED SEPTEMBER 30, 1995 AND 1994 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994.

     C. CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION - FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994.

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN EXAMINED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1995 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

                    COLONY BANKCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

ASSETS                                                               SEPTEMBER 30, 1995    DECEMBER 31, 1994
                                                                     -------------------   ------------------

Cash and due from banks                                                   $  6,822              $  8,583
Interest-bearing deposits in banks                                             -0-                 1,882
Securities:
   Securities available for sale, at fair value                             37,522                38,035
   Securities held for investment at cost (fair
     value of $8,287 and $8,207) (Note #1)                                   8,426                 8,746
Federal funds sold                                                           8,345                 6,760
Loans, less allowance for loan losses of $4,135 and
   $3,029 respectively (Note #2)                                           194,468               170,330
Premises and equipment, net (Note #3)                                        5,807                 5,822
Other real estate owned                                                      1,993                 1,824
Other assets                                                                 7,932                 6,834
                                                                          --------              --------
     Total Assets                                                         $271,315              $248,816
                                                                          ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Demand                                                                 $ 20,963              $ 25,743
   Interest-bearing demand                                                  42,756                52,274
   Savings                                                                   9,553                10,543
   Time, $100,000 and over                                                  50,807                43,189
   Other time                                                              121,252                95,294
                                                                          --------              --------
     Total Deposits                                                       $245,331              $227,043
                                                                          --------              --------

Federal funds purchased and securities sold under
    repurchase agreements and other short-term
    borrowings                                                                  70                   760
Accrued interest and other liabilities                                       2,310                 1,484
Notes and debentures payable                                                 4,323                 2,779
                                                                          --------              --------
     Total Liabilities                                                    $252,034              $232,066
                                                                          --------              --------

Commitments and contingent liabilities (Note #5)
Stockholders' equity
   Common stock, par value $10;  5,000,000 shares
     authorized; 1,216,110 and 608,055 shares issued,
     respectively                                                           12,161                 6,081
   Surplus                                                                     367                 1,448
   Retained earnings (Note #4)                                               7,063                10,433
   Net unrealized holding gains (losses) on
     available for sale securities                                            (310)               (1,212)
                                                                          --------              --------

     Total Stockholders' Equity                                           $ 19,281              $ 16,750
                                                                          --------              --------
     Total Liabilities and Stockholders' Equity                           $271,315              $248,816
                                                                          ========              ========


                    COLONY BANKCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
               AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                      THREE MONTHS ENDED       NINE MONTHS ENDED
                                                      9/30/95     9/30/94     9/30/95     9/30/94
                                                    ----------  ----------  ----------  ----------
Interest Income:
Income and fees on loans                             $   5,398   $   4,811  $   15,374  $   13,279
Interest on federal funds sold                             103          30         332         124
Interest on securities:
 U.S. Treasury & Federal Agencies                          616         541       1,864       1,620
 State & Municipal                                          56          67         179         206
 Interest on Bank CD's                                      38          66         137         149
                                                     ---------   ---------  ----------  ----------
  Total Interest Income                              $   6,211   $   5,515  $   17,886  $   15,378
                                                     ---------   ---------  ----------  ----------
Interest Expense:
Interest on deposits                                 $   3,042   $   2,285  $    8,129  $    6,465
Interest on long-term debt                                  56          64         171         179
Interest on Fed Funds                                        4          13          33          41
Other Interest Expense                                      26          39          73          70
                                                     ---------   ---------  ----------  ----------
  Total Interest Expense                             $   3,128   $   2,401  $    8,406  $    6,755
                                                     ---------   ---------  ----------  ----------
Net Interest Income                                  $   3,083   $   3,114  $    9,480  $    8,623
Provision for loan losses                                  851         425       2,038       1,522
                                                     ---------   ---------  ----------  ----------
Net interest income after
 provision for loan losses                           $   2,232   $   2,689  $    7,442  $    7,101
Other Operating Income:
Service charges on deposit accounts                  $     391   $     350  $    1,149  $    1,019
Other income                                               125         173         471         561
Securities transactions, net                               -0-         -0-          18          12
                                                     ---------   ---------  ----------  ----------
  Total Other Operating Income                       $     516   $     523  $    1,638  $    1,592
                                                     ---------   ---------  ----------  ----------
Other Operating Expense:
Salaries & Other Employee Benefits                   $   1,063   $     962  $    3,243  $    2,900
Occupancy & Equip. Expenses                                257         270         781         790
Other operating expense                                    693         899       2,243       2,440
                                                     ---------   ---------  ----------  ----------
  Total Other Operating Expense                      $   2,013   $   2,131  $    6,267  $    6,130
                                                     ---------   ---------  ----------  ----------
Income before income taxes                           $     735   $   1,081  $    2,813  $    2,563
Applicable income taxes                                    228         353         909         812
                                                     ---------   ---------  ----------  ----------
Net Income (Loss)                                    $     507   $     728  $    1,904  $    1,751
                                                     ---------   ---------  ----------  ----------
Income (Loss) per share of Common Stock
 based on average number of shares
 outstanding during period *                         $     .42   $     .60  $     1.56  $     1.44
                                                     ---------   ---------  ----------  ----------

Average Shares Outstanding *                         1,216,110   1,216,110   1,216,110   1,216,110
                                                     ---------   ---------  ----------  ----------

* Average shares in 1994 adjusted to reflect two-for-one stock split effected in the form of 100% stock dividend effective July 1, 1995.



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    COLONY BANKCORP, INC. AND  SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                 1995        1994
                                                              ----------  ----------
CASH FLOW FROM OPERATING ACTIVITIES

Net income (loss)                                             $   1,904   $   1,751
Adjustments to reconcile net income to net cash provided
   by operating activities:
   (Gain) loss on sale of investment securities                     (18)        (12)
Depreciation                                                        390         410
Provision for loan losses                                         2,038       1,522
Amortization of excess costs                                         35         130
Other prepaids, deferrals and accruals, net                      (1,851)     (3,030)
                                                              ---------   ---------
     Total Adjustments                                        $     594   $    (980)
     Net cash provided by operating activities                $   2,498   $     771
                                                              ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES

(Increase) decrease in federal funds sold                     $  (1,585)  $   1,095
Purchases of securities available for sale                       (7,339)     (7,396)
Proceeds from sales of securities available for sale              2,908       3,300
Proceeds from maturities of securities available for sale         6,275       7,925
Purchase of securities held for investment                          -0-      (2,357)
Proceeds from maturities of securities held for investment          335         215
Proceeds from sales of securities held for investment               -0-         -0-
Decrease in interest-bearing deposits in banks                    1,882       1,092
(Increase) in loans                                             (25,244)    (24,431)
Purchase of premises and equipment                                 (372)       (302)
                                                              ---------   ---------
     Net cash (used in) investing activities                   ($23,140)   ($20,859)
                                                              ---------   ---------

CASH FLOW FROM FINANCING ACTIVITIES

Net increase in deposits                                      $  18,288   $  15,632
Net increase in short-term borrowings and Federal Funds
   Purchased                                                      1,010       3,640
Dividends paid                                                     (261)       (237)
Net (decrease) increase in long-term borrowings                    (156)       (135)
                                                              ---------   ---------
     Net cash provided by financing activities                $  18,881   $  18,900
                                                              ---------   ---------

Net increase (decrease) in cash and cash equivalents             (1,761)     (1,188)
Cash and cash equivalents at beginning of period                  8,583       7,535
                                                              ---------   ---------
Cash and cash equivalents at end of period                    $   6,822   $   6,347




SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     COLONY BANKCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------

Colony Bankcorp, Inc. is a multi-bank holding company whose business is presently conducted by its wholly-owned subsidiaries, The Bank of Fitzgerald, Ashburn Bank, Community Bank of Wilcox, The Bank of Dodge County and The Bank of Worth. The accounting and reporting policies of the Company conform to generally accepted accounting principles and with general practices within the banking industry.

BASIS OF PRESENTATION
---------------------

The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany transactions and accounts are eliminated in consolidation. Assets held by the banks in a fiduciary or agency capacity are not assets of the banks and are not included in the consolidated financial statements.


INVESTMENT SECURITIES (NOTE #1)
-------------------------------

Effective January 1, 1994, the company adopted SFAS 115 that requires investments in debt and equity securities be classified as trading securities, securities available for sale or securities held to maturity. Upon adoption, the Company transferred $38,889,370 from securities held for investment to securities available for sale. The adoption of SFAS 115 had the net effect on the company's financial statements of decreasing shareholders' equity $154,000 on September 30, 1995.

Investment securities are those securities which the Company has the ability and intent to hold to maturity. These securities are stated at cost adjusted for amortization of premium and accretion of discount, computed by the interest method. Gains and loses on the sale of investment securities are computed on the basis of specific identification of the adjusted cost of each security. Available for sale securities are carried at market value with unrealized gains or losses, net of income tax effect shown as increases or decreases in shareholders' equity.


LOANS (NOTE #2)
---------------

Loans are stated at the amount of unpaid principal reduced by unearned discount. Interest on commercial and real estate loans is credited to income on a daily basis based upon the principal amount outstanding. Most interest on installment loans is credited to income on a daily basis based upon the principal amount outstanding. The remaining interest on installment loans is credited to income based on the sum-of-the-months-digits method, the results of which are not materially different from general accepted accounting principals.

Accrual of interest income is discontinued on loans when, in the opinion of management, collection of such interest income becomes doubtful. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current interest income. Accrual of interest on such loans is resumed when, in management's judgment, the collection of interest and principal becomes probable.

Fees on loans and costs incurred in origination of loans are recognized at the time the loan is placed on the books. Because loan fees are not significant and the majority of loans have maturities of one year or less, the results on operations are not materially different than the results which would be obtained by accounting for loan fees and costs in accordance with generally accepted accounting principles.

ALLOWANCE FOR LOAN LOSSES (NOTE #3)
-----------------------------------

The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience.

PREMISES AND EQUIPMENT
----------------------

Premises and equipment are stated at cost less accumulated depreciation, computed principally on the straight-line method over the following estimated useful lives:

           Buildings ........................... 10-40 years
           Equipment ...........................  5-20 years
           Leasehold improvements ..............  7-15 years

INTANGIBLE ASSETS
-----------------

Intangible assets, arising from excess of purchase price over net assets acquired of purchased banks, are being amortized on the straight-line method over various periods not exceeding 20 years.

PROFIT-SHARING PLAN
-------------------

Profit-sharing plan costs are funded as accrued and are based on a percentage of individual employee's salary, not to exceed the amount that can be deducted for Federal income tax purposes.

INCOME TAXES
------------

The Company and its subsidiaries file a consolidated income tax return. Each subsidiary provides for income taxes based on its contribution to income taxes (benefits) of the consolidated group.

Provisions for income taxes are based on amounts reported in the consolidated statements of income after exclusion of nontaxable income such as interest on state and municipal securities and include deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Deferred taxes are computed on the liability method as prescribed in SFAS No. 109, "Accounting for Income Taxes".

The Company adopted SFAS No. 109, "Accounting for Income Taxes", in 1993. The effect of the change in accounting for income taxes did not have a material effect on the Company's consolidated financial statements.


EARNINGS PER SHARE (NOTE #4)
----------------------------

Earnings per share are calculated on the basis of the weighted average number of shares outstanding.


COMMITMENTS AND CONTINGENT LIABILITIES (NOTE #5)
------------------------------------------------

In the ordinary course of business, the Banks have entered into off balance sheet financial instruments which are not reflected in the consolidated financial statements. These instruments include commitments to extend credit, standby letters of credit, guarantees and liability for assets held in trust. Such financial instruments are recorded in the financial statements when funds are disbursed or the instruments become payable. The Banks use the same credit policies for these off balance sheet financial instruments as they do for instruments that are recorded in the consolidated financial statements.

Following is an analysis of significant off balance sheet financial instruments:

                                  SEPTEMBER 30, 1995  SEPTEMBER 30, 1994
                                  ------------------  ------------------

Commitments to extend credit           $16,007             $16,975
Standby letters of credit                3,483               3,246
                                       -------             -------
                                       $19,490             $20,221

Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitment amounts expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The credit risk involved in issuing these financial instruments is essentially the same as that involved in extending loans to customers. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

The Banks do not anticipate any material losses as a result of the commitments and contingent liabilities.

The nature of the business of the Banks is such that it ordinarily results in a certain amount of litigation. In the opinion of management and counsel for the company and the Banks, there is no litigation in which the outcome will have a material effect on the consolidated financial statements.

STATEMENT OF CASH FLOWS
-----------------------

For the purposes of reporting cash flows, cash and due from banks includes cash on hand and amounts due from banks (including cash items in process of clearing). Cash flows from loans originated by the Bank, deposits, interest-bearing deposits and Federal funds purchased and sold are reported net.

INVESTMENT SECURITIES
---------------------

The carrying value and related market value of investment securities at September 30, 1995 and December 31, 1994, were as follows:

                                                    SEPTEMBER 30, 1995
                                     ----------------------------------------------

                                                   Gross        Gross     Estimated
                                      Carrying   Unrealized   Unrealized   Market
                                       Value        Gains      Losses       Value

Securities Available for Sale:
 U.S. Treasury & Federal Agencies     $10,761       $  55       $  (22)    $10,794
 State & Municipal                      2,088          69           (8)      2,149
 Mortgage-backed Securities            23,683          53         (381)     23,355
 Equity Securities                      1,380         -0-         (156)      1,224
                                      -------       -----       ------     -------
                                      $37,912       $ 177       $ (567)    $37,522
                                      -------       -----       ------     -------

Securities Held for Investment:
 U.S. Treasury & Federal Agencies     $ 5,650       $   8       $  (71)    $ 5,587
 State and Municipal                    2,776          17          (93)      2,700
                                      -------       -----       ------     -------
                                      $ 8,426       $  25       $ (164)    $ 8,287
                                      -------       -----       ------     -------




                                                  DECEMBER 31, 1994
                                     --------------------------------------------

                                                 Gross        Gross      Estimated
                                    Carrying   Unrealized   Unrealized     Market
                                      Value       Gains       Losses       Value

Securities Available for Sale:
 U.S. Treasury & Federal Agencies    $ 9,709       $   1      $  (231)    $ 9,479
 State & Municipal                     2,151          32           (9)      2,174
 Mortgage-backed Securities           26,771          25       (1,331)     25,465
 Equity Securities                     1,130         -0-         (213)        917
                                     -------       -----      -------     -------
                                     $39,761       $  58      $(1,784)    $38,035
                                     -------       -----      -------     -------

Securities Held for Investment:
 U.S. Treasury & Federal Agencies    $ 5,907       $ -0-      $  (306)    $ 5,601
 State and Municipal                   2,839         -0-         (232)      2,607
                                     -------       -----      -------     -------
                                     $ 8,746       $ -0-       $ (538)    $ 8,208
                                     -------       -----       ------     -------

The carrying value and estimated market value of investment securities at September 30, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                       CARRYING VALUE     ESTIMATED MARKET VALUE
                                       --------------     ----------------------
Due in one year or less                   $   656                  $   660
Due after one year through five years      18,809                   18,826
Due after five years through ten years        925                      935
Due after ten years                           885                      809
Mortgage-backed securities                 23,683                   23,355
Marketable equity securities                1,380                    1,224
                                          -------                  -------
                                          $46,338                  $45,809

Securities with a carry value of $22,360 and $27,753 at September 30, 1995 and December 31, 1994 respectively, were pledged to secure public deposits or for other purposes.

LOANS
-----

The composition of the Bank's loan portfolio at September 30, 1995 and December 31, 1994 was as follows:

                                      SEPTEMBER 30, 1995   DECEMBER 31, 1994
                                     -------------------  ------------------
Commercial and Financial loans              $ 17,610            $ 18,170
Agricultural loans                            25,017              17,187
Real Estate-Mortgage, Farmland                26,634              25,284
Real Estate-Mortgage, Other                   88,233              75,990
Consumer loans                                33,098              32,252
Other                                          8,024               4,494
                                            --------            --------
                                            $198,616            $173,377

Unearned discount                                (13)                (18)
Allowance for loan losses                     (4,135)             (3,029)
                                            --------            --------
 Net Loans                                  $194,468            $170,330

The bank continues to accrue interest on loans until the loans are determined to be uncollectible. Uncollectible loans are charged to the provision for loan losses and any earned but not collected interest on such loans is charged to income. There were non-accruing loans of $4,897 and $2,093 at September
30, 1995  and   December 31, 1994,  respectively.    At September 30, 1995, the
Company had 90 day past due loans with principal balances of $1,170,000 and restructured loans with principal balances of $598,000.

RESERVE FOR LOAN LOSSES
-----------------------

Transactions in the reserve for loan losses for the nine months ended September 30, 1995 and September 30, 1994, are summarized as follows:

                                                1995      1994
                                              --------  --------

Balance at beginning of period                $ 3,029   $ 2,635
Additions:
   Provisions charged to operating expense      2,038     1,522
Deductions:
   Loan charge-offs                            (1,291)   (1,261)
   Less recoveries                                359        90
                                              -------   -------
Net loan charge-offs                             (932)   (1,171)
                                              -------   -------

Balance at end of period                      $ 4,135   $ 2,986

BANK PREMISES AND EQUIPMENT
---------------------------

Bank premises and equipment at September 30, 1995 and December 31, 1994 are summarized as follows:

                          SEPTEMBER 30, 1995   DECEMBER 31, 1994   EST. USEFUL LIFE (YEARS)
                          -------------------  ------------------  ------------------------

Land                           $   796              $   776                  7-40
Building                         4,824                4,772                  3-20
Furniture & Fixtures             4,231                4,565
Leasehold Improvements             -0-                  -0-
Less: accum. depre.             (4,044)              (4,291)
                               -------              -------
                               $ 5,807              $ 5,822


SUBSEQUENT EVENT (NOTE #6)

The company submitted Form SB-2 Registration Statement Under The Securities Act of 1993 to Securities and Exchange Commission for approval to issue 75,000 shares of common stock at $20.00 per share for the purpose of expanding the shareholder base of the Company. The Company is not committed to a specific use for the proceeds, but it is anticipated that the proceeds will be infused into one or more of the subsidiaries of the Company as additional capital. Approval of the registration statement by Securities and Exchange Commission became effective at 10:00 a.m. on October 23, 1995. The shares will be offered by the Company through the officers, directors and employees of the Company without the assistance of an underwriter or dealer.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION


LIQUIDITY AND CAPITAL RESOURCES

Liquidity represents the ability to provide adequate sources of funds for funding loan commitments and investment activities, as well as the ability to provide sufficient funds to cover deposit withdrawals, payment of debt and financing of operations. These funds are obtained by converting assets to cash (representing primarily proceeds from collections on loans and maturities of investment securities) or by attracting and obtaining new deposits. For the nine months ended September 30, 1995, the Company was successful in obtaining deposits as evidenced by the fact that deposits increased by 8.05% to $245,331,000 from deposits of $227,043,000 on December 31, 1994.

The Company's liquidity position remained acceptable for the nine months ended September 30, 1995. Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, funds sold and investment securities) represented 26.68% of average deposits for nine months ended September 30, 1995 as compared to 25.09% for nine months ended September 30, 1994 and 25.83% for calendar year 1994. Average loans represented 79.36% of average deposits for nine months ended September 30, 1995 as compared to 80.82% for nine months ended September 30, 1994 and 79.56% for calendar year 1994. Average interest-bearing deposits were 87.45% of average earning assets for nine months ended September 30, 1995 as compared to 88.99% for nine months ended September 30, 1994 and 88.74% for calendar year 1994.

The Company satisfies most of its capital requirements through retained earnings. During the first nine months of 1995, retained earnings provided
$1,630,000 of increase in equity.   Additionally, equity capital increased by
$901,000 during the first nine months of 1995 resulting from the change during the first three quarters of 1995 in unrealized losses on securities available for sale, net of taxes. Thus, total equity increased by a net amount of $2,531,000 for the nine month period ended September 30, 1995. This compares to growth in equity of $806,000 for the nine month period ended September 30, 1994 and $793,000 for the 1994 calendar year.

At September 30, 1995, total capital of Colony amounted to approximately $19,281,000. At September 30, 1995 there were no outstanding commitments for any major expenditures.

The Federal Reserve Bank Board and the FDIC have issued capital guidelines for U.S. banking organizations. The objective of these efforts was to provide a more uniform capital framework that is sensitive to differences in risk assets among banking organizations. The guidelines define a two-tier capital framework. Tier 1 capital consists of common stock and qualifying preferred stockholder's equity less goodwill. Tier 2 capital consists of certain convertible, subordinated and other qualifying term debt and the allowance for loan losses up to 1.25 of risk-weighted assets. The Company has no Tier 2 capital other than the allowance for loan losses.

Using the capital requirements presently in effect, the Tier 1 ratio at September 30, 1995 was 8.88% and total Tier 1 and 2 risk-based capital was 10.13%. Both of these measures compare favorably with the regulatory minimums of 4% for Tier 1 and 8% for total risk-based capital. The Company's leverage ratio at September 30, 1995 was 7.07% which exceeds the required leverage ratio standard of 4%.

For the first three quarters of 1995, the Company paid quarterly dividends of $.075 adjusted for the July 1, 1995 two-for-one stock split. The dividend payout ratio, defined as dividends per share divided by net income per share, was 14.37% for nine month period ended September 30, 1995 as compared to $.065 quarterly dividends for the first three quarters of 1994 and a dividend payout
ratio of 13.54%.   At September 30, 1995, management was not aware of any
recommendations by regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources or operations. However, it is possible that examinations by regulatory authorities in the future could precipitate additional loss charge-offs which could materially impact the Company's liquidity, capital resources and operations.

RESULTS OF OPERATION

The Company's results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since interest rates are determined by market forces and economic conditions beyond the control of the Company, the ability to generate net interest income is dependent upon the Bank's ability to obtain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance measure for net interest income is the interest margin or net yield, which is taxable - equivalent net interest income divided by average earnings assets.

Net income for the three months ended September 30, 1995, was $507,000 as compared with $728,000 for the three months ended September 30, 1994, or a decrease of 31.21% and net income for the nine months ended September 30, 1995 was $1,904,000 as compared with $1,751,000 for the nine months ended September 30, 1994, or an increase of 8.74%. Third quarter 1995 earnings were lower compared to third quarter 1994 due to additional loan loss provisions necessitated by our continued effort to address problem loans and to provide an adequate loan loss reserve for future losses. The increase in net income for nine months ended September 30, 1995 is attributable to an increased net interest margin as compared to the same period in 1994, though the increased net interest margin is offset by additional bad debt provisions in the nine months ended September 30, 1995 compared to the same period in 1994.

The net interest margin decreased by 25 basis points to 4.99% in third quarter 1995 as compared to 5.24% in third quarter 1994 and increased by 34 basis points to 5.24% for nine months ended September 30, 1995 as compared to 4.90% for the same period in 1994. Net interest income decreased by 1.00% to $3,083,000 in third quarter 1995 from $3,114,000 for the same period in 1994 on an increase in average earning assets to $250,601,000 in third quarter 1995 from $236,038,000 in the same period in 1994. Net interest income increased by 9.94% to $9,480,000 for nine months ended September 30, 1995 from $8,623,000 for the same period in 1994 on an increase in average earning assets to $240,771,000 for nine months ended September 30, 1995 from $230,403,000 in the same period in 1994. For the nine months ended September 30, 1995 compared to the same period in 1994, average loans increased by $5,978,000 or 3.32%, average Federal funds sold increased by $2,903,000 or 62.44%, average investment securities increased by $965,000 or 2.13% and average interest-bearing deposits in other banks decreased by $522,000 or 262.31%, resulting in a net increase in average earning assets of $10,368,000 or 4.50%.

The net increase in earning assets was funded by a net increase in deposits of 8.05% to $245,331,000 at September 30, 1995 from $222,043,000 at December 31,
1994. Average interest bearing deposits increased by 3.12% to $210,543,000 for nine months ended September 30, 1995 compared to $204,175,000 for nine months ended September 30, 1994, while average non-interest bearing deposits represented 9.22% of total deposits at September 30, 1995 as compared to 8.24% at September 30, 1994 and 11.34% at December 31, 1994.

Interest expense increased for the three months ended September 30, 1995 by $727,000 compared to the same period in 1994 and increased by $1,651,000 for the nine months ended September 30, 1995 compared to the same period in 1994. The increase in interest expense for both periods is primarily attributable to the increase in interest rates in 1995 as compared to 1994. The combination of higher yields on earnings assets and increased average earning assets along with higher rates on interest bearing liability accounts resulted in a decrease in net interest income of $31,000 for the three months ended September 30, 1995 compared to the same period in 1994 and an increase in net interest income of $857,000 for the nine months ended September 30, 1995 compared to the same period in 1994.

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particilar emphasis on non-accruing, past due and other loans that management believes requires attention.

The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at a level management has determined to be adequate. The provision for loan losses was $851,000 for the three monhts ended September 30, 1995 as compared to $425,000 for the same period in 1994 representing an increase in the provision of $426,000 or 100.24%. The provision for loan losses was $2,038,000 for the nine month period ended September 30, 1995 compared to $1,522,000 for the same period in 1994 representing an increase in the provision of $516,000 or 33.90%. The increase in provision for loan losses during third quarter 1995 and for the nine months ended September 30, 1995 was necessitated by the Company's continued efforts to address problem loans and to provide an adequate loan loss reserve for future losses. Net loan charge-offs represented 3.53% of the provision for loan losses in the third quarter of 1995 as compared to 65.41% in third quarter 1994. Net loan charge-offs represented 45.73% of the provision for loan losses in the nine month period ended September 30, 1995 and 76.94% of the provision for loan losses in the nine month period ended September 30, 1994. Charge-offs in both periods are attributable to weakness in the local markets. During the first nine months of 1995 and 1994, a net of $932,000 and $1,171,000 was charged-off. Net loan charge-offs for nine months ended September 30, 1995 represented 0.50% of average loans outstanding as compared to 0.65% for nine months ended September 30, 1994. At September 30, 1995, the allowance for loan losses was 2.08% of total loans outstanding as compared to an allowance for loan losses of 1.75% at September 30, 1994 and 1.75% at December 31, 1994. The determination of the reserve rests upon management's judgement about factors affecting loan quality and assumptions about the economy. Management considers the September 30, 1995 allowance for loan losses adequate to cover potential losses in the loan portfolio.

Non-interest income consists principally of service charges on deposit accounts. Service charges on deposit accounts amounted to $391,000 in third quarter 1995 compared to $350,000 in third quarter 1994, or an increase of 11.71% and amounted to $1,149,000 for nine months ended September 30, 1995 compared to $1,019,000 for nine months ended September 30, 1994, or an increase of 12.76%. All other non-interest income decreased by $48,000 to $125,000 for third quarter 1995 from $173,000 for third quarter 1994 and all other non-interest income decreased by $90,000 to $471,000 for nine months ended September 30, 1995 from $561,000 for nine months ended September 30, 1994. The decrease in non-interest income for the nine months ended September 30, 1995 compared to the same period in 1994 was primarily attributable to a decrease of $246,000 on premiums received on guaranteed loans sold in the secondary market and an increase in other income of $128,000 principally due to a recovery on embezzled funds by a former employee.

Non-interest expense decreased by 5.54% to $2,013,000 in three months ended September 30, 1995 from $2,131,000 in the same period in 1994. Salaries and employee benefits increased by 10.50% to $1,063,000 in third quarter 1995 from $962,000 in third quarter 1994. All other non-interest expense decreased by 18.73% to $950,000 in third quarter 1995 from $1,169,000 in third quarter 1994. This decrease was primarily attributable to reduction and rebate of FDIC insurance premiums during third quarter 1995. Non-interest expense increased by 2.23% to $6,267,000 for nine months ended September 30, 1995 compared to $6,130,000 for the same period in 1994. Salaries and employee benefits account for an increase of 11.83% to $3,243,000 for nine months ended September 30, 1995 from $2,900,000 for the same period in 1994 due to an increase in full-time employees primarily. Other non-interest expenses decreased by 6.38% to $3,024,000 in nine months ended September 30, 1995 from $3,230,000 for the same period in 1994 primarily due to rebate of FDIC insurance premiums.

Income before taxes decreased by $346,000 to $735,000 in third quarter 1995 from $1,081,000 in third quarter 1994 and increased by $250,000 to $2,813,000 for nine months ended September 30, 1995 from $2,563,000 for the same period in 1994. The decrease for the three months ended September 30, 1995 compared to the same period in 1994 is primarily attributable to the increased provision for loan losses while the increase for the nine months ended September 30, 1995 is primarily attributable to increased net interest margin and FDIC premium rebate with a partial offset created by additional bad debt provisions. Income taxes as a percentage of income before taxes decreased by 4.99% to 31.02% in third quarter 1995 as compared to 32.65% in third quarter 1994. Income taxes as a percentage of income before taxes increased by 1.99% to 32.31% in nine months ended September 30, 1995 as compared to 31.68% for the same period in 1994 due to higher net interest income and less tax-exempt interest. Income tax expense increased 11.95% to $909,000 for nine months ended September 30, 1995 compared to $812,000 for the same period in 1994.

The Bank of Fitzgerald is operating under a Memorandum of Understanding dated October 20, 1992, which requires that the Bank maintain specified minimum capital ratios and minimum reserves for loan losses. Under terms of the MOU, The Bank of Fitzgerald is required to maintain a Tier 1 leverage capital ratio of a least 6% and a primary capital ratio of at least 8%. The Bank of Fitzgerald was in substantial compliance with the provisions of the MOU at September 30, 1995. Regulatory authorities have proposed replacing the October 20, 1992 MOU with another Memorandum of Understanding due to portions of the old MOU not being relevant to the bank's current situation, and the new MOU should be effective late October, 1995 or early November, 1995. The significant change will be maintenance of tier 1 captial of not less than 7.25% during the life of the MOU which should be achieved by December 31, 1995 with a capital injection from Colony Bankcorp, Inc.

LIQUIDITY
---------

The Company's goals with respect to liquidity are to insure that sufficient funds are available to meet current operating requirements, to provide reserves against unforeseen liquidity requirements. Management continuously reviews the Company's liquidity position, which is maintained on a basis consistent with established internal guidelines and the tests and reviews of the various regulatory authorities. The Company's primary liquidity sources at September 30, 1995 included cash, due from banks, federal funds and short-term investment securities. The Company also has the ability, on a short-term basis, to borrow funds from the Federal Reserve System and to invest in federal funds sold from other financial institutions. The mix of asset maturities contributes to the company's overall liquidity position.


CERTAIN TRANSACTIONS
--------------------

In the normal course of business, officers and directors of the Banks, and certain business organizations and individuals associated with them, maintain a variety of banking relationships with the bank. Transactions with senior officers and directors are made on terms comparable to those available to other bank customers.



                                    BUSINESS


GENERAL
-------

The Company was organized in 1983 as a bank holding company through the merger of The Bank of Fitzgerald with a subsidiary of the Company. Since that time, The Bank of Fitzgerald, which was formed by principals of Colony Bankcorp, Inc. in 1976, has operated as a wholly-owned subsidiary of the Company. In April 1984, Colony Bankcorp, Inc. acquired Community Bank of Wilcox, and in November 1989, Ashburn Bank became a wholly-owned subsidiary of Colony Bankcorp, Inc. Colony Bankcorp, Inc. continued its growth with the acquisition of The Bank of Dodge County in September 1985. In August 1991, Colony Bankcorp, Inc. acquired The Bank of Worth.

Through its five subsidiary banks, Colony Bankcorp, Inc. operates a full-service banking business and offers a broad range of retail and commercial banking services including checking, savings, NOW accounts, money market and time deposits of various types; loans for business, agriculture, real estate, personal uses, home improvement and automobiles; credit card; letters of credit; trust services investment, and discount brokerage services; IRA's, safe deposit box rentals, bank money orders, and electronic funds transfer services, including wire transfers and automated teller machines. Each of the Banks is a state chartered institution whose customer deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation.

                          PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

A.  Exhibits - None

B. Form 8-K for the quarter ended September 30, 1995 was submitted on August 22, 1995 reflecting a change in the independent audit firm from Mauldin & Jenkins, CPA's to McNair, McLemore, Middlebrooks & Co. CPA's.

    Form 8-K/A for the quarter ended September 30, 1995 was submitted on August 30, 1995 in which a letter acknowledging termination as principal accountants by Mauldin & Jenkins was submitted and a letter confirming the client-auditor relationship between Colony Bankcorp, Inc. and Mauding & Jenkins, CPA's had ceased.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       COLONY BANKCORP, INC.


   November 6, 1995                    /s/ James D. Minix
------------------------               -------------------------------------
DATE                                   James D. Minix, President and
                                       Chief Executive Officer



                                       /s/ Terry L. Hester
                                       -------------------------------------
                                       Terry L. Hester, Executive Vice President
                                       and Chief Financial Officer