Form 10KSB
period 1995-12-31
COLONY BANKCORP INC
filed 1996-04-01
CIK 711669

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    (FEE REQUIRED)

For the Fiscal Year Ended  December 31, 1995
                           -----------------------------------------------------

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    (NO FEE REQUIRED)

For the Transition Period from                         to
                               -----------------------    ----------------------
Commission File Number 0-12436
                       ---------------------------------------------------------

                             COLONY BANKCORP, INC.
- --------------------------------------------------------------------------------
                (Name of Small Business Issuer in its Charter)

                GEORGIA                                    58-1492391
- --------------------------------------     -------------------------------------
    State or Other Jurisdiction of                      (I.R.S. Employer
    Incorporation or Organization                      Identification No.)

302 SOUTH MAIN STREET,       FITZGERALD, GEORGIA                       31750
- --------------------------------------------------------------------------------
(Address of Principal Executive Offices)                            (Zip Code)

Issuer's Telephone Number (912) 423-5446
                          ------------------------------------------------------
Securities Registered Under Section 12(b) of the Exchange Act:

             Title of Each Class
Name of Each Exchange on Which Registered

                 NONE
- --------------------------------------     -------------------------------------

- --------------------------------------     -------------------------------------

        Securities Registered Under Section 12(g) of the Exchange Act:

COMMON STOCK, $10.00 PAR VALUE
- --------------------------------------------------------------------------------
                                (Title of Class)

- --------------------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  X  Yes        No
                                                          ---        ---

Check if there is no disclosure of delinquent filers in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $26,141,000 for year
                                                          --------------------
ended December 31, 1995.
- -----------------------

There is no established market for the common stock of the registrant; therefore, the aggregate market value of the voting stock held by nonaffiliates of the registrant is not known.

NOTE: If determining whether a person is an affiliate with involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by nonaffiliates on the basis of reasonable assumptions, if the assumptions are stated.

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

1,291,110 shares of $10.00 par value common stock as of March 3, 1996.
- ---------------------------------------------------------------------


                      DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).


                                 See Attached
- --------------------------------------------------------------------------------


Transitional Small Business Disclosure Format (Check one):      Yes     X  No
                                                            ---        ---

                      DOCUMENTS INCORPORATED BY REFERENCE

            LOCATION IN FORM 10-KSB                            INCORPORATED DOCUMENT
- ---------------------------------------------    ------------------------------------------------
PART I
Item 3 - Legal Proceedings                       Page 5 of the Company's Definitive Proxy
                                                 Statement dated April 3, 1996, in connection
                                                 with its Annual Meeting to be held on April 23,
                                                 1996.

PART III
Item 9 - Directors, Executive Officers,          Pages 3 and 4 of the Company's Definitive
Promoters and Control Persons; Compliance        Proxy Statement dated April 3, 1996, in
with Section 16(a) of the Exchange Act           connection with its Annual Meeting to be held
                                                 on April 23, 1996.

Item 10 - Executive Compensation                 Pages 6 and 7 of the Company's Definitive
                                                 Proxy Statement dated April 3, 1996, in
                                                 connection with its Annual Meeting to be held
                                                 on April 23, 1996.

Item 11 - Security Ownership of Certain          Pages 1 and 2 of the Company's Definitive
Beneficial Owners and Management                 Proxy Statement dated April 3, 1996, in
                                                 connection with its Annual Meeting to be held
                                                 on April 23, 1996.

Item 12 - Certain Relationships and Related      Page 4 of the Company's Definitive Proxy
Transactions                                     Statement dated April 3, 1996, in connection
                                                 with its Annual Meeting to be held on April 23,
                                                 1996.

PART I
Item 1
BUSINESS OF THE COMPANY AND SUBSIDIARY BANKS

                             COLONY BANKCORP, INC.

Colony Bankcorp, Inc. (the "Company" or "Colony") is a Georgia business corporation which was incorporated on November 8, 1982. The Company was organized for the purpose of operating as a bank-holding company under the Federal Bank-Holding Company Act of 1956, as amended, and the bank-holding company laws of Georgia (Georgia Laws 1976, p. 168, et. seq.). On July 22,
                                                    --- ----
1983, the Company, after obtaining the requisite regulatory approvals, acquired 100 percent of the issued and outstanding common stock of The Bank of Fitzgerald, Fitzgerald, Georgia, through the merger of the Bank with a subsidiary of the Company which was created for the purpose of organizing the Bank into a one-bank holding company. Since that time, The Bank of Fitzgerald has operated as a wholly-owned subsidiary of the Company.

On April 30, 1984, Colony, with the prior approval of the Federal Reserve Bank of Atlanta and the Georgia Department of Banking and Finance, acquired 100 percent of the issued and outstanding common stock of Community Bank of Wilcox (formerly Pitts Banking Company), Pitts, Wilcox County, Georgia. As part of that transaction, Colony issued an additional 17,872 shares of its $10.00 par value common stock, all of which was exchanged with the holders of shares of common stock of Pitts Banking Company for 100 percent of the 250 issued and outstanding shares of common stock of Pitts Banking Company. Since the date of acquisition, the Bank has operated as a wholly-owned subsidiary of the Company.

On November 1, 1984, after obtaining the requisite regulatory approvals, Colony acquired 100 percent of the issued and outstanding common stock of Ashburn Bank, Ashburn, Turner County, Georgia, for a combination of cash and interest-bearing promissory notes. Since the date of acquisition, Ashburn Bank has operated as a wholly-owned subsidiary of the Company.

On September 30, 1985, after obtaining the requisite regulatory approvals, the Company acquired 100 percent of the issued and outstanding common stock of The Bank of Dodge County, Chester, Dodge County, Georgia. The stock was acquired in exchange for the issuance of 3,500 shares of common stock of Colony. Since the date of its acquisition, The Bank of Dodge County has operated as a wholly-owned subsidiary of the Company.

Effective July 31, 1991, the Company acquired all of the outstanding common stock of The Bank of Worth (formerly Worth Federal Savings and Loan Association) in exchange for cash and 7,661 of the Company's common stock for an aggregate purchase price of approximately $718,000. The Bank of Worth has operated as a wholly-owned subsidiary of the Company.

The Company conducts all of its operations through its bank subsidiaries. A brief description of each Bank's history and business operations is discussed below.

                             THE BANK OF FITZGERALD

HISTORY AND BUSINESS OF THE BANK

The Bank of Fitzgerald is a state banking institution chartered under the laws of Georgia on November 10, 1975. Since opening on April 15, 1976, the Bank has continued a general banking business and presently serves its customers from two locations, the main office in Fitzgerald, Georgia at 302 South Main Street and a full-service branch located on the South Dixie Highway.

Item 1


The Bank operates a full-service banking business and engages in a broad range of commercial banking activities, including accepting customary types of demand and time deposits; making individual, consumer, commercial and installment loans; money transfers; safe deposit services; and making investment in United States Government and municipal securities. The Bank does not offer trust services other than acting as custodian of individual retirement accounts.

The data processing work of the Bank is processed with an inhouse Burroughs computer at the Bank. The Bank of Fitzgerald also processes accounting and financial data for all the other subsidiary banks.

The Bank of Fitzgerald acts as an agent for Visa Card and MasterCard through The Bankers Bank which allows merchants to accept Visa Card and MasterCard and deposit the charge tickets in their accounts with the Bank.

The Bank also offers its customers a variety of checking and savings accounts. The installment loan department makes both direct consumer loans and also purchases retail installment contracts from local automobile dealers and other sellers of consumer goods.

The Bank serves the residents of Fitzgerald and surrounding areas of Ben Hill County which has a population of approximately 16,000 people. Manufacturing facilities located in Ben Hill County employ many people and are the most significant part of the local economy. Ben Hill County also has a large agricultural industry producing timber and row crops. Major row crops are peanuts, tobacco, soybeans and corn.

A history of the Bank's financial position for fiscal years ended 1995, 1994 and 1993 is as follows:

                                          1995            1994           1993
                                      ------------    ------------   ------------
Total Assets                          $100,087,536     $89,813,598    $86,098,082
Total Deposits                          91,843,089      83,288,306     79,772,981
Total Stockholders' Equity               7,570,010       6,002,033      5,810,662
Net Income (Loss)                         (106,370)        544,178       (357,174)

Number of Issued and Outstanding
  Shares                                    90,000          90,000         90,000
Book Value Per Share                        $84.11          $66.69         $64.56
Net Income (Loss) Per Share                  (1.18)           6.05          (3.97)

The Bank's main offices are housed in a building located in Fitzgerald, Georgia. The main offices, which are owned by the Bank, consist of approximately 13,000 square fee, three drive-in windows and an adjacent parking lot. Banking operations also are conducted from the south side branch which is located at South Dixie Highway, Fitzgerald, Georgia. This branch is owned by the Bank and has been in continuous operation since it opened in December 1977. The branch is a single story building with approximately 850 square feet and is operated with three drive-in windows.

Item 1


COMPETITION

The banking business in Ben Hill County is highly competitive. The Bank competes primarily with three other commercial banks operating in Ben Hill County. Additionally, the Bank competes with one credit union located in the area and, to a lesser extent, insurance companies and governmental agencies. The banking industry is also experiencing increasing competition for deposits from less traditional sources such as money market funds. The Bank also offers "NOW" accounts, individual retirement accounts, simplified pension plans, KEOGH plans and custodial accounts for minors.

CORRESPONDENTS

As of December 31, 1995, the Bank had correspondent relationships with four other banks. The Bank's principal correspondent is The Bankers Bank located in Atlanta, Georgia. These correspondent banks provide certain services to the Bank such as investing its excess funds, processing checks and other items, buying and selling federal funds, handling money fund transfers and exchanges, shipping coins and currency, providing security and safekeeping of funds and other valuable items, handling loan participations and furnishing management investment advice on the Bank's securities portfolio.


                                  ASHBURN BANK

HISTORY AND BUSINESS OF THE BANK

Ashburn Bank was chartered as a state commercial bank in 1900 and currently operates under the Financial Institutions Code of Georgia. The Bank's deposits are insured up to $100,000 per account by the Federal Deposit Insurance Corporation. The Bank conducts business at the offices located at 515 East Washington, 416 East Washington and 250 East Washington Streets in Ashburn, Turner County, Georgia. The Bank's business consists of (1) the acceptance of demand, savings and time deposits; (2) the making of loans to consumers, business and other institutions; (3) investment of excess funds and sale of federal funds, U.S. Treasury obligations and state, county and municipal bonds; and (4) certain other miscellaneous financial services usually handled for customers by commercial banks. The Bank does little mortgage lending and it does not offer trust services. It acts as an agent for Visa Card and MasterCard through The Bankers Bank.

A history of the Bank's financial position for fiscal years ended 1995, 1994 and 1993 is as follows:

                                          1995           1994          1993
                                       -----------    -----------   -----------
Total Assets                           $83,122,966    $75,754,843   $74,282,799
Total Deposits                          74,665,649     68,556,245    67,422,965
Total Stockholders' Equity               7,794,194      6,751,901     6,522,822
Net Income                               1,404,897      1,078,555       756,850

Number of Issued and Outstanding
  Shares                                    50,000         50,000        50,000
Book Value Per Share                       $155.88        $135.04       $130.46
Net Income Per Share                         28.10          21.57         15.14

Item 1


BANKING FACILITIES

The Bank's main office is located at 515 East Washington Street in Ashburn and consists of a building of approximately 13,000 square feet of office and banking space with an adjacent parking lot. One branch facility is located across the street from the main office and consists of a single story building with approximately 850 square feet and is operated with three drive-in windows. The other branch facility is located at 250 East Washington Street and consists of a single story building of approximately 3,000 square feet. The Bank owns all of the premises which it occupies.

COMPETITION

The banking business is highly competitive. The Bank competes in Turner County primarily with Community National Bank which operates out of one facility in Ashburn, Georgia. Ashburn Bank is the larger of the two banks. Community National Bank, a national bank chartered by the Office of the Comptroller of the Currency, opened for business during 1991. The Bank also competes with other financial institutions, including credit unions and finance companies and, to a lesser extent, with insurance companies and certain governmental agencies. The banking industry is also experiencing increased competition for deposits from less traditional sources such as money market mutual funds.

CORRESPONDENTS

Ashburn Bank has correspondent relationships with the following banks: The Bankers Bank in Atlanta, Georgia; SouthTrust Bank of Georgia in Atlanta, Georgia; First National Bank of Gainesville; and The Bank of Fitzgerald in Fitzgerald, Georgia. The correspondent relationships facilitate the transactions of business by means of loans, letters of credit, acceptances, collections, exchange services and data processing. As compensation for these services, the Bank maintains balances with its correspondents in noninterest-bearing accounts.


                            COMMUNITY BANK OF WILCOX

HISTORY AND BUSINESS OF THE BANK

The Bank was chartered on June 2, 1906 under the name "Pitts Banking Company." The name of the Bank subsequently was changed to Community Bank of Wilcox on June 1, 1991 and currently operates under the Financial Institutions Code of Georgia. The Bank's deposits are insured to $100,000 per account by the Federal Deposit Insurance Corporation. The Bank conducts business at locations in Pitts and Rochelle in Wilcox County, Georgia. The Bank's business consists of: (1) the acceptance of demand, savings and time deposits; (2) the making of loans to consumers, business and other institutions; (3) investment of excess funds and sale of federal funds, U.S. Treasury obligations and state, county and municipal bonds; and (4) certain other miscellaneous financial services usually handled for customers by commercial banks. The Bank does little mortgage lending and it does not offer trust services.

Item 1


A history of the Bank's financial position for fiscal years ended 1995, 1994 and 1993 is as follows:

                                           1995           1994           1993
                                       -----------    -----------    -----------
Total Assets                           $23,824,695    $22,354,033    $20,590,977
Total Deposits                          21,749,447     19,765,264     18,698,578
Total Stockholders' Equity               1,959,859      1,728,373      1,773,913
Net Income                                 402,013        392,042        237,270

Number of Issued and Outstanding
  Shares                                       250            250            250
Book Value Per Share                     $7,839.44      $6,913.49      $7,095.65
Net Income Per Share                      1,608.05       1,568.17         949.08

BANKING FACILITIES

The Bank operates out of two locations at 105 South Eighth Street, Pitts, Georgia and at Highway 280, Rochelle, Georgia, both of which are in Wilcox County. The Pitts office consists of a building of approximately 2,200 square feet of usable office and banking space which it owns. The facility contains one drive-in window and three teller windows. The Rochelle office, which opened in August 1989, consists of a building of approximately 5,000 square feet of usable office and banking space, which is owned by the Company.

COMPETITION

The banking business is highly competitive. The Bank competes in Wilcox County primarily with four commercial banks and one savings and loan institution. In addition, the Bank competes with other financial institutions, including credit unions and finance companies and, to a lesser extent, insurance companies and certain governmental agencies. The banking industry is also experiencing increased competition for deposits from less traditional sources such as money market mutual funds.

CORRESPONDENTS

The Bank has correspondent relationships with the following banks: The Bankers Bank in Atlanta, Georgia; SouthTrust Bank in Atlanta, Georgia; and The Bank of Fitzgerald in Fitzgerald, Georgia. The correspondent relationships facilitate the transactions of business by means of loans, letters of credit, acceptances, collections, exchange services and data processing. As compensation for these services, the Bank maintains balances with its correspondents in noninterest-bearing accounts.

Item 1

                            THE BANK OF DODGE COUNTY

HISTORY AND BUSINESS OF THE BANK

The Bank was chartered on June 14, 1966, under the name "Bank of Chester." The name of the Bank subsequently was changed to The Bank of Dodge County on April 15, 1983 and currently operates under the Financial Institutions Code of Georgia. The Bank's deposits are insured up to $100,000 per account by the Federal Deposit Insurance Corporation. The Bank's business consists of: (1) the acceptance of demand, savings and time deposits; (2) the making of loans to consumers, business and other institutions; (3) investment of excess funds in the sale of federal funds, U.S. Treasury obligations and state, county and municipal bonds; and (4) certain other miscellaneous financial services usually handled for customers by commercial banks. The Bank does little mortgage lending and it does not offer trust services.

A history of the Bank's financial position for fiscal years ended 1995, 1994 and 1993 is as follows:

                                           1995           1994           1993
                                       -----------    -----------    -----------
Total Assets                           $34,452,835    $28,317,199    $26,126,151
Total Deposits                          31,608,634     25,989,631     23,843,249
Total Stockholders' Equity               2,644,692      2,240,737      2,194,998
Net Income                                 241,082        219,104        135,377

Number of Issued and Outstanding
  Shares                                     1,750          1,750          1,750
Book Value Per Share                     $1,511.25      $1,280.42      $1,254.28
Net Income Per Share                        137.76         125.20          77.36

BANKING FACILITIES

The Bank's main office is located at 210 Oak Street in Eastman, Dodge County, Georgia and consists of a building of approximately 11,000 square feet of office and banking space with an adjacent parking lot and is operated with three drive-in windows. The branch facility is located in Chester, Dodge County, Georgia and consists of a building with approximately 2,700 square feet of office and banking space and an adjacent parking lot. The Bank owns all of the premises which it occupies.

COMPETITION

The banking business is highly competitive. The Bank competes in the Dodge County area with two other banks. In addition, the Bank competes with other financial institutions, including credit unions and finance companies and, to a lesser extent, insurance companies and certain governmental agencies. The banking industry is also experiencing increased competition for deposits from less traditional sources such as money market mutual funds.

Item 1


                               THE BANK OF WORTH

The Bank of Worth operated as a savings and loan stock association until it was acquired by the Company on July 31, 1991 at which time the association changed its name to The Bank of Worth and became a state-chartered commercial bank. The Bank conducts business at its offices located at 402 West Franklin Street, Sylvester, Worth County, Georgia. The Bank's business consists of: (1) the acceptance of demand, savings and time deposits; (2) the making of loans to consumers, businesses and other institutions; (3) investment of excess funds and sale of federal funds, U.S. Treasury obligations and state, county and municipal bonds; and (4) certain other miscellaneous financial services usually handled for customers by commercial banks. The Bank's deposits are insured up to $100,000 per account by the Federal Deposit Insurance Corporation. The Bank's loan portfolio is heavily concentrated in mortgage loans due to the fact that it was previously a savings and loan. The Bank does not offer trust services. It acts as an agent for Visa Card and MasterCard through The Bankers Bank.

A history of the Bank's financial position for fiscal years ended 1995, 1994 and 1993 is as follows:

                                           1995           1994           1993
                                       -----------    -----------    -----------
Total Assets                           $39,171,254    $35,726,814    $29,671,424
Total Deposits                          35,865,671     33,061,690     27,197,215
Total Stockholders' Equity               3,028,498      2,491,770      2,333,718
Net Income                                 480,382        329,614        201,952

Number of Issued and Outstanding
  Shares                                    95,790         95,790         95,790
Book Value Per Share                        $31.62         $26.01         $24.36
Net Income Per Share                          5.02           3.44           2.11

BANKING FACILITIES

The Bank's offices are housed in a building located in Sylvester, Georgia. The building, which is owned by the Bank, consists of approximately 13,000 square feet, a drive-in window and an adjacent parking lot.

COMPETITION

The banking business in Worth County is highly competitive. The Bank competes primarily with two other commercial banks operating in Worth County. Additionally, the Bank competes with credit unions of employers located in the area and, to a lesser extent, insurance companies and governmental agencies. The banking industry is also experiencing increasing competition for deposits from less traditional sources such as money market funds.

Item 1


CORRESPONDENTS

As of December 31, 1995, the Bank had correspondent relationships with four other banks. The Bank's principal correspondent is The Bankers Bank located in Atlanta, Georgia. These correspondent banks provide certain services to the Bank such as investing its excess funds, processing checks and other items, buying and selling federal funds, handling money fund transfers and exchanges, shipping coins and currency, providing security and safekeeping of funds and other valuable items, handling loan participations and furnishing management investment advice on the Bank's securities portfolio.


                                   EMPLOYEES

As of December 31, 1995, Colony Bankcorp, Inc. and its subsidiaries employed 124 full-time employees and 10 part-time employees. Colony considers its relationship with its employees to be excellent.

The subsidiary banks have noncontributory profit-sharing plans covering all employees subject to certain minimum age and service requirements. All Banks made contributions for all eligible employees in 1995. In addition, Colony Bankcorp, Inc. and subsidiaries maintain a comprehensive employee benefit program providing, among other benefits, hospitalization and major medical insurance and life insurance. Management considers these benefits to be competitive with those offered by other financial institutions in south Georgia. Colony's employees are not represented by any collective bargaining group.


              SUPERVISION AND REGULATION OF COLONY BANKCORP, INC.

Colony is a bank holding company within the meaning of the Federal Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). As a bank holding company, Colony is required to file with the Board of Governors of the Federal Reserve System (the "Board") an annual report and such additional information as the Board may require pursuant to the Bank Holding Company Act. The Board may also make examinations of Colony and each of its subsidiaries. In addition, a bank holding company is required to obtain approval prior to acquiring, directly or indirectly, ownership or control of a bank. A bank holding company and its subsidiaries are also prohibited from acquiring any voting shares of, or interest in, any banks located outside of the state in which the operations of the bank holding company's subsidiaries are located, unless the acquisition is specifically authorized by the statutes of the state in which the target is located. Several southeastern states, including Georgia, have enacted reciprocal legislation that authorizes interstate acquisitions of banking organizations by bank holding companies within the southeastern states. As a result of this legislation, the Company may become a candidate for acquisition by banking organizations located in those state that have enacted reciprocal legislation. In addition, the entry of large bank holding companies from those states into the market areas serviced by the Company would probably result in increased competition.

Item 1


The Bank Holding Company Act also prohibits a bank holding company, with certain exceptions, from acquiring more than 5 percent of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks and other subsidiaries authorized by the Bank Holding Company Act or furnishing services to, or performing services for, its subsidiaries without the prior approval of the Board. The Board is authorized to approve, among other things, the ownership of shares by a bank holding company in any company the activities of which it has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. Notice to and review by the Board of such activities would be necessary before the Company could engage in such activities. The Board is empowered to differentiate between activities that are initiated de novo by a bank holding company or a subsidiary and activities commenced by acquisition of a going concern.

The Company is also a bank holding company within the meaning of the Georgia Bank Holding Company Act, which provides that, without the approval of the Commissioner of the Georgia Department of Banking and Finance (the "Commissioner"), it is unlawful (i) for any bank holding company to acquire direct or indirect ownership or control of more than 5 percent of the voting shares of any bank; (ii) for any bank holding company or subsidiary thereof, other than a bank, to acquire all or substantially all of the assets of a bank; or (iii) for any bank holding company to merge or consolidate with any other bank holding company. It is unlawful for any bank holding company to acquire direct or indirect ownership or control of more than 5 percent of the voting shares of any bank unless such bank has been in existence and continuously operating as a bank for a period of five years or more prior to the date of application to the Commissioner for approval of such acquisition.

While the Company is not presently subject to any regulatory restrictions on dividends, the Company's ability to pay dividends will depend to a large extent on the amount of dividends paid by its subsidiaries. The Banks are subject to regulatory restrictions on the payment of dividends. See Supervision and Regulation of the Banks below.

                    SUPERVISION AND REGULATION OF THE BANKS

Federal banking regulations applicable to all depository financial institutions, among other things, (i) provide federal bank regulatory agencies with powers to prevent unsafe and unsound banking practices; (ii) restrict preferential loans by banks to "insiders" of banks; (iii) require banks to keep information on loans to major stockholders and executive officers; and (iv) bar certain director and officer interlocks between financial institutions.

Colony is an affiliate of the banks under the Federal Reserve Act, which imposes restrictions on loans to the Company by the Banks, or investments by the Banks in securities of the Company and on the use of such securities as collateral security for loans by the Banks to any borrower. Colony is also subject to certain restrictions with respect to engaging in the business of issuing, underwriting and distributing securities.

Bank holding companies may be compelled by bank regulatory authorities to invest additional capital in the event their banks experience either significant loan losses or rapid growth of loans or deposits. In addition, Colony may also be required to provide additional capital to any additional banks it acquires as a condition to obtaining the approvals and consents of regulatory authorities in connection with such acquisitions.

Item 1


The Banks are examined and regulated by the Department of Banking and Finance of the Sate of Georgia. Pursuant to regulations adopted by that authority, the Banks must each have the approval of the Commissioner to pay cash dividends, unless at the time of such payment (i) the total classified assets at the most recent examination of such Bank do not exceed 80 percent of the equity capital as reflected by such examination; (ii) the aggregate amount of dividends declared or anticipated to be declared in the calendar year does not exceed 50 percent of the net profits, after taxes but before dividends, for the previous calendar year; and (iii) the ratio of equity capital to adjusted total assets is not less than 6 percent.

The Banks are members of the Federal Deposit Insurance Corporation (the "FDIC"), which currently insures the deposits of each member bank up to a maximum of $100,000 per account. For this protection, each Bank pays a semiannual statutory assessment and is subject to the rules and regulations of the FDIC. The FDIC has the authority to prevent the continuance or development of unsound and unsafe banking practices. The FDIC is also authorized to approve conversions, mergers, consolidations and assumption of deposit liability transactions between insured banks and uninsured banks or institutions, and to prevent capital or surplus diminution in such transactions where the resulting, continuing or assumed bank is an insured nonmember state bank.


                                MONETARY POLICY

Banking is a business that depends on interest rate differentials. In general, the difference between the interest rates paid by the Banks on their deposits and other borrowings and the interest rate received on loans extended to their customers and on securities held in their portfolios comprises the major portion of the Banks' earnings.

The earnings and growth of the Banks and of Colony are affected not only by general economic conditions, both domestic and foreign, but also by the monetary and fiscal policies of the United States and its agencies, particularly the Board. The Board can and does implement national monetary policy, such as seeking to curb inflation and combat recession, by its open market operations in the United States government securities, limitations upon savings and time deposit interest rates, adjustments in the amount of industry reserves that banks and other financial institutions are required to maintain and adjustments to the discount rates applicable to borrowings by banks from the Federal Reserve System. In view of changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Banks.


                         RECENT REGULATORY DEVELOPMENTS

In late 1985, the Board issued a policy statement on the payment of cash dividends by bank holding companies. In the statement, the Board expressed its view that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or that can be funded only in ways that weaken the holding company's financial health, such as by borrowing.

Item 1


The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), enacted into law on August 9, 1989, increased significantly the annual assessment rate for insurance of domestic deposits of commercial banks such as the subsidiaries of Colony. In 1995, the Banks paid approximately $339,000 in deposit insurance premiums.

On September 15, 1992, the FDIC approved final regulations adopting the risk-related deposit insurance system that was proposed in May 1992. Under the final risk-related insurance regulations, each insured depository institution will be assigned to one of three risk calculations: "well-capitalized," "adequately capitalized" or "less than adequately capitalized," as defined in regulations to be promulgated by the Federal bank regulatory agencies pursuant to FDICIA.

The Board and the FDIC approved new minimum capital requirements for banks and bank holding companies based in part on the degrees of risk to which the institution's assets are subject. Under the new rules, Colony and its subsidiary banks will be required to maintain a specified minimum ratio of "qualifying" capital to risk-weighted assets. The ratio is calculated by dividing adjusted qualifying capital by a weighted risk asset base. At least 50 percent of the institution's qualifying capital must be "Core" or "Tier 1" capital. The balance may be "Supplementary" or "Tier 2" capital. For purposes of the rules, a bank holding company's Tier 1 capital is essentially equal to common stockholders' equity, including retained earnings, plus a certain amount of perpetual preferred stock, less intangible assets; Tier 2 capital includes the excess of any perpetual preferred stock not included in Tier 1 capital, mandatory convertible securities, subordinated debt and general reserves for loan and lease losses limited to 1.25 percent of total risk-weighted assets.
The weighted risk asset base is equal to the sum of the aggregate dollar value of assets and certain off balance sheet items (such as currency or interest rate swaps) in each of five separate risk categories, multiplied by a weight assigned to each specific asset category. After the items in each category have been totaled and multiplied by the category's risk factor, the total of the adjusted qualifying capital base is divided by the weighted risk assets to derive a ratio. A minimum ratio of 4.0 percent of Tier 1 or Core Capital is required and a minimum ratio of 8 percent of total risk-based capital is required. The capital regulations also require the Bank to maintain a minimum leverage ratio of 4 percent. Colony and its subsidiary banks met all regulatory capital requirements as of December 31, 1995 as discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Each Bank also met its individual regulatory capital requirements as of December 31, 1995. Under terms of a Memorandum of Understanding dated October 20, 1992 and revised October 24, 1995, The Bank of Fitzgerald is required to maintain a Tier 1 capital/average total assets ratio of not less than 7.25 percent. Under terms of a Memorandum of Understanding dated September 16, 1992 and revised September 12, 1994, The Bank of Dodge County is required to maintain a Tier 1 capital ratio of at least 6 percent.

The United States Congress and the Georgia General Assembly have periodically considered and adopted legislation that has resulted in, and could further result in, and could further result in, deregulation of both banks and other financial institutions. Such legislation could modify or eliminate geographic restrictions on banks and bank holding companies and current prohibitions against banks engaging in certain nonbanking activities. Such legislative changes could place the Company in more direct competition with other financial institutions, including mutual funds, securities brokerage firms, insurance companies and investment banking firms. The effect of any such legislation on the business of the Company cannot be accurately predicted. The Company cannot predict what other legislation might be enacted or what other regulations might be adopted, or if enacted or adopted, the effect thereof.

Item 1


EXECUTIVE OFFICER

The following table sets forth certain information with respect to the executive officer of the Registrant.

     NAME (AGE)                    POSITION WITH THE REGISTRANT              OFFICER SINCE
- -------------------    --------------------------------------------------    -------------
James D. Minix (53)    President and Chief Executive Officer and Director         1994

The officer serves at the discretion of the board of directors.

Prior to 1994, Mr. Minix served as president of The Bank of Fitzgerald from January 1993 through June 1994 and prior to that time, Mr. Minix served as president of Ashburn Bank from February 1990 through December 1992.


Item 2
DESCRIPTION OF PROPERTY

The principal properties of the Registrant consist of the properties of the Banks. For a description of the properties of the Banks, see "Item 1 - Business of the Company and Subsidiary Banks" included elsewhere in this Annual Report.

Item 3
LEGAL PROCEEDINGS

Incorporated herein by reference to page 5 of the Company's Definitive Proxy Statement for Annual Meeting of Stockholders to be Held April 23, 1996, which is included as Exhibit 99(a) of this annual report on Form 10-KSB.

Item 4
SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

No matters were submitted to a vote of the Registrant's stockholders during the fourth quarter of 1995.


PART II
Item 5
MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(a) There currently is no public market for the common stock of the Registrant.

(b) As of March 3, 1996, there were approximately 808 holders of record of the Registrant's common stock.

(c) The Registrant paid an annual dividend on its common stock of $.30 per share for a total of $370,457 for fiscal 1995.

PART II
Item 6
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Liquidity represents the ability to provide adequate sources of funds for funding loan commitments and investment activities as well as the ability to provide sufficient funds to cover deposit withdrawals, payment of debt and financing of operations. These funds are obtained by converting assets to cash (representing primarily proceeds from collections on loans and maturities of investment securities) or by attracting and obtaining new deposits. During 1995, the Company was successful in obtaining deposits as evidenced by the fact that average deposits increased by 4.91 percent to $236,899,000 in 1995 from average deposits of $225,807,000 in 1994.

The Company's liquidity position remained acceptable in 1995. Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, funds sold and investment securities) represented 26.82 percent of average deposits in 1995 as compared to 25.83 percent in 1994. Average loans represented 79.09 percent of average deposits in 1995 as compared to 79.56 percent in 1994. Average interest-bearing deposits were 87.91 percent of average earning assets in 1995 as compared to 88.74 percent in 1994.

The Company satisfies most of its capital requirements through retained earnings. During 1995, retained earnings provided $1,770,000 of increase in equity. Additionally, equity had an increase of $1,035,000 resulting from the change during the year in unrealized losses on securities available for sale, net of taxes and an increase of $1,500,000 resulting from proceeds realized from a stock offering in 1995. Thus, total equity increased by a net amount of $4,305,000 in 1995. In 1994, growth in equity was provided by retained earnings of $1,903,000.

As of December 31, 1995, total capital of Colony amounted to approximately $21,055,000. As of December 31, 1995, there were no outstanding commitments for any major capital expenditures.

The Federal Reserve Board and the FDIC have issued risk-based capital guidelines for U.S. banking organizations. The objective of these efforts was to provide a more uniform capital framework that is sensitive to differences in risk assets among banking organizations. The guidelines define a two-tier capital framework. Tier 1 capital consists of common stock and qualifying preferred stockholders' equity less goodwill. Tier 2 capital consists of certain convertible, subordinated and other qualifying term debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets. The Company has no Tier 2 capital other than the allowance for loan losses.

Using the capital requirements in effect at the end of 1995, the Tier I ratio as of December 31, 1995 was 9.96 percent and total Tier 1 and 2 risk-based capital was 11.22 percent. Both of these measures compare favorably with the regulatory minimums of 4 percent for Tier 1 and 8 percent for total risk-based capital.
The Company's leverage ratio was 7.50 percent as of December 31, 1995 which exceeds the required leverage ratio standard of 4 percent.

In 1995, the Company paid annual dividends of $.30 per share. The dividend payout ratio, defined as dividends per share divided by net income per share, was 17.14 percent in 1995 as compared with 14.25 percent for 1994.

Item 6


As of December 31, 1995, management was not aware of any recommendations by regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources or operations. However, it is possible that examinations by regulatory authorities in the future could precipitate additional loss charge-offs which could materially impact the Company's liquidity, capital resources and operations.

RESULTS OF OPERATIONS

The Company's results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since interest rates are determined by market forces and economic conditions beyond the control of the Company, the ability to generate net interest income is dependent upon the Banks' ability to obtain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance measure for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets.

INTEREST RATE SENSITIVITY

The following table represents the Company's interest sensitivity gap between interest-earning assets and interest-bearing liabilities as of December 31, 1995.

                                                                          ASSETS AND LIABILITIES REPRICING WITHIN
                                                    --------------------------------------------------------------------------------

                                                    3 MONTHS     4 TO 6     7 TO 12                  1 TO 5      OVER 5
($ in thousands)                                    OR LESS      MONTHS      MONTHS      1 YEAR      YEARS       YEARS       TOTAL
- ------------------------------------------------------------------------------------------------------------------------------------

Interest-earning assets

  Interest-bearing deposits                         $     99                            $     99                            $     99

  Investment securities                                1,498    $    203    $  6,045       7,746    $ 17,311    $ 20,966      46,023

  Funds sold                                          24,325           0           0      24,325           0           0      24,325

  Loans, net of unearned income                       89,724      30,713      22,458     142,895      42,888       2,602     188,385

- ------------------------------------------------------------------------------------------------------------------------------------

    Total interest-bearing assets                    115,646      30,916      28,503     175,065      60,199      23,568     258,832

- ------------------------------------------------------------------------------------------------------------------------------------

Interest-bearing liabilities

  Interest-bearing Demand and Savings deposits(1)     60,296           0           0      60,296           0           0      60,296

  Other time deposits                                 50,034      28,748      33,796     112,578      55,211           6     167,795

  Short-term borrowings(2)                             2,504           0           0       2,504           0           0       2,504

- ------------------------------------------------------------------------------------------------------------------------------------

    Total interest-bearing liabilities               112,834      28,748      33,796     175,378      55,211           6     230,595

- ------------------------------------------------------------------------------------------------------------------------------------

  Interest-sensitivity gap                             2,812       2,168      (5,293)       (313)      4,988      23,562      28,237

- ------------------------------------------------------------------------------------------------------------------------------------

Cumulative interest-sensitivity gap                 $  2,812    $  4,980    $   (313)   $   (313)   $  4,675    $ 28,237    $ 28,237

====================================================================================================================================


(1) Interest-bearing Demand and Savings Accounts for repricing purposes are considered to reprice within 3 months or less.

(2) Short-term borrowings for repricing purposes are considered to reprice within 3 months or less.

Item 6


The net interest margin remained constant at 5.24 percent in 1995 as compared to
5.24 percent in 1994. Net interest income increased by 5.28 percent to $12,772,000 in 1995 from $12,131,000 in 1994 on an increase in average earning assets to $243,648,000 in 1995 from $231,420,000 in 1994 with an interest spread of 4.69 percent in 1995 as compared to 4.85 percent in 1994. Average loans increased by $7,711,000 or 4.29 percent, average funds sold increased by $4,121,000 or 68.24 percent, average investment securities increased by $769,000 or 1.72 percent and average interest-bearing deposits in other banks decreased by $373,000 or 39.55 percent, resulting in a net increase in average earning assets of $12,228,000 or 5.28 percent.

The net increase in average earning assets was funded by a net increase in average deposits of 4.91 percent to $236,899,000 in 1995 from $225,807,000 in 1994. Average interest-bearing deposits increased by 4.30 percent to $214,181,000 in 1995 from $205,352,000 in 1994 while average noninterest-bearing deposits increased by 11.06 percent to $22,718,000 in 1995 from $20,455,000 in 1994. Noninterest-bearing deposits represented 9.59 percent of total deposits in 1995 as compared to 9.06 percent in 1994.

The net interest margin increased by 42 basis points to 5.24 percent in 1994 as compared to 4.82 percent in 1993. Net interest income increased by 9.80 percent to $12,131,000 in 1994 from $11,048,000 in 1993 on a nominal increase in average earning assets to $231,420,000 in 1994 from $229,279,000 in 1993 with an interest spread of 4.85 percent in 1994 as compared to 4.47 percent in 1993. Average loans increased by $7,649,000 or 4.45 percent, average funds sold decreased by $3,328,000 or 35.53 percent, average investment securities increased by $2,073,000 of 4.85 percent and average interest-bearing deposits in other banks decreased by $4,253,000 or 81.85 percent, resulting in a net increase in average earning assets of $2,141,000 or 0.93 percent.

The net increase in average earning assets was funded by a net increase in average deposits of 1.25 percent to $225,807,000 in 1994 from $223,024,000 in 1993. Average interest-bearing deposits decreased by 0.87 percent to $205,352,000 in 1994 from $207,156,000 in 1993 while average noninterest-bearing deposits increased by 28.91 percent to $20,455,000 in 1994 from $15,868,000 in 1993. Noninterest-bearing deposits represented 9.06 percent of total deposits in 1994 as compared to 7.11 percent in 1993.

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on nonaccruing, past due and other loans that management believes require attention.

Item 6


The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at a level management has determined to be adequate. The provision for loan losses was $3,216,050 in 1995 as compared to a provision of $2,080,500 in 1994 representing an increase in the provision of $1,135,550 or 54.58 percent. Net loan charge-offs represented 73.38 percent of the provision for loan losses in 1995 as compared to 81.10 percent in 1994. The increase in loan charge-offs in 1995 resulted from the deterioration of the quality of the collateral held as security on loans and the ability of the creditors to service their debt. During 1995, it became evident that the collateral value of one commercial line and one agricultural line had deteriorated to the point that management determined it prudent to charge off a considerable portion of the line. The charge-off on these two lines represented 47.57 percent of the net charge-offs for 1995. Net loan charge-offs for 1995 represented 1.26 percent of average loans outstanding as compared to 0.94 percent for 1994. As of December 31, 1995, the allowance for loan losses was 2.06 percent of total loans outstanding as compared to an allowance for loan losses of 1.75 percent of total loans outstanding as of December 31, 1994. The determination of the reserve rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management considers the year-end allowance for loan losses adequate to cover potential losses in the loan portfolio.

Noninterest income consists principally of service charges on deposit accounts. Service charges on deposit accounts amounted to $1,457,000 in 1995 as compared to $1,427,000 in 1994 or an increase of 2.10 percent. The increase in 1995 is compared to an increase of 9.52 percent in 1994 when service charges increased to $1,427,000 in 1994 from $1,303,000 in 1993. All other noninterest income increased by $259,000 to $596,000 in 1995 from $337,000 in 1994 as compared to an increase of $32,000 to $337,000 in 1994 as compared to $305,000 in 1993. The significant increase in noninterest income of $259,000 in 1995 is attributable to recovery of embezzled funds by a former employee of $74,000, an increase in securities gains of $34,000 and an increase in other commissions, fees and other income of $151,000. There was no significant change in all other noninterest income for 1994 compared to 1993.

Noninterest expense decreased by 0.24 percent to $8,420,000 in 1995 from $8,441,000 in 1994. The significant decrease in noninterest expense was a decrease of $237,000 in FDIC premiums which was offset by an increase in salaries and employee benefits of $130,000 and an increase in other real estate expenses of $137,000 resulting from losses and other expenses incurred in the disposition of other real estate owned. All other expenses in the aggregate remained virtually unchanged.

Noninterest expense increased by 9.38 percent to $8,441,000 in 1994 from $7,717,000 in 1993. Salaries and employee benefits increased by 13.45 percent to $4,066,000 in 1994 from $3,584,000 in 1993, due primarily to an increase in the number of full-time employees from 104 in 1993 to 124 in 1994. All other noninterest expense increased by 5.86 percent to $4,375,000 in 1994 from $4,133,000 in 1993. The only significant increase in noninterest expense other than salaries and employee benefits was an increase of $215,000 in other real estate expense resulting from losses and other expenses incurred in the disposition of other real estate owned.

Income before taxes decreased by $177,000 to $3,064,000 in 1995 from $3,241,000 with significant changes being an increase in provision for loan losses of $1,135,000 in 1995 as compared to 1994, an increase in net interest income of $650,000 in 1995 as compared to 1994 and a decrease in noninterest expenses net of noninterest income of $309,000 in 1995 as compared to 1994. Income taxes as a percentage of income before taxes decreased by 4.44 percent to 30.13 percent in 1995 from 31.53 percent in 1994.

Item 6


The Bank of Fitzgerald is operating under a Memorandum of Understanding originated on October 20, 1992 and revised on October 24, 1995, which requires that the Bank maintain specified minimum capital ratios and minimum reserve for loan losses. The Bank of Fitzgerald was in substantial compliance with the provisions of the Memorandum of Understanding as of December 31, 1995.

COLONY BANKCORP, INC.
AVERAGE BALANCE SHEETS

                                              1995                              1994                              1993
                                 ---------------------------------------------------------------------------------------------------

                                 AVERAGE     INCOME/    YIELDS/    AVERAGE     INCOME/    YIELDS/    AVERAGE     INCOME/    YIELDS/
($ IN THOUSANDS)                 BALANCES    EXPENSE     RATES     BALANCES    EXPENSE     RATES     BALANCES    EXPENSE     RATES
- ------------------------------------------------------------------------------------------------------------------------------------

Assets
Interest-earning Assets
  Loans, Net of Unearned
    Income
    Taxable(1)                   $187,366    $20,763     11.08%    $179,655    $18,323     10.14%    $172,006    $17,265     10.04%
- ------------------------------------------------------------------------------------------------------------------------------------

  Investment Securities
    Taxable                        40,680      2,472      6.08%      39,887      2,216      5.56%      38,663      2,075      5.37%
    Tax-exempt(2)                   4,872        367      7.53%       4,896        392      8.01%       4,047        390      9.64%
- ------------------------------------------------------------------------------------------------------------------------------------

      Total Investment
        Securities                 45,582      2,839      6.23%      44,783      2,608      5.82%      42,710      2,465      5.77%
- ------------------------------------------------------------------------------------------------------------------------------------

  Interest-bearing Deposits in
    Other Banks                       570         31      5.44%         943         43      4.56%       5,196        194      3.73%
- ------------------------------------------------------------------------------------------------------------------------------------

  Funds Sold                       10,160        580      5.71%       6,039        252      4.17%       9,367        281      3.00%
- ------------------------------------------------------------------------------------------------------------------------------------

      Total Interest-earning
        Assets                    243,648     24,213      9.94%     231,420     21,126      9.13%     229,279     20,205      8.81%
- ------------------------------------------------------------------------------------------------------------------------------------

Noninterest-earning Assets
  Cash                              7,260                             6,555                             5,322
  Allowance for Loan Losses        (3,465)                           (2,846)                           (2,564)
  Other Assets                     14,039                            12,911                            12,838
- ------------------------------------------------------------------------------------------------------------------------------------

      Total Noninterest-earning
        Assets                     17,843                            16,620                            15,596
- ------------------------------------------------------------------------------------------------------------------------------------

      Total Assets               $261,491                          $248,040                          $224,875
===================================================================================================================================
Liabilities and Stockholders'
  Equity
Interest-bearing Liabilities
  Interest-bearing Deposits
    Interest-bearing Demand
      and Savings                $ 54,691    $ 1,735      3.17%    $ 59,639    $ 1,853      3.11%    $ 52,789    $ 1,709      3.24%
    Other Time                    159,490      9,370      5.87%     145,713      6,819      4.68%     154,367      7,189      4.66%
- ------------------------------------------------------------------------------------------------------------------------------------

      Total Interest-bearing
        Deposits                  214,181     11,105      5.18%     205,352      8,672      4.22%     207,156      8,898      4.30%
- ------------------------------------------------------------------------------------------------------------------------------------

  Other Interest-bearing
    Liabilities
    Debt                            3,351        303      9.04%       3,087        235      7.61%       3,136        227      7.24%
    Funds Purchased and
      Securities
      Under Agreement to
        Repurchase                    538         33      6.13%       1,830         88      4.81%         910         32      3.52%
- ------------------------------------------------------------------------------------------------------------------------------------

      Total Other Interest-
        bearing Liabilities         3,889        336      8.64%       4,917        323      6.57%       4,046        259      6.40%
- ------------------------------------------------------------------------------------------------------------------------------------

      Total Interest-bearing
        Liabilities               218,070     11,441      5.25%     210,269      8,995      4.28%     211,202      9,157      4.34%
- ------------------------------------------------------------------------------------------------------------------------------------

Noninterest-bearing Liabilities
  and Stockholders' Equity
    Demand Deposits                22,718                            20,455                            15,568
    Other Liabilities               1,972                             1,645                             1,536
    Stockholders' Equity           18,731                            15,671                            16,269
- ------------------------------------------------------------------------------------------------------------------------------------

      Total Interest-bearing
        Liabilities and
        Stockholders' Equity       43,421                            37,771                            33,673
- ------------------------------------------------------------------------------------------------------------------------------------

      Total Liabilities and
        Stockholders' Equity     $261,491                          $248,040                          $244,875
====================================================================================================================================

Interest Rate Spread                                      4.69%                             4.85%                             4.48%
====================================================================================================================================

Net Interest Income                          $12,772                           $12,131                           $11,048
====================================================================================================================================

Net Interest Margin                                       5.24%                             5.24%                             4.82%
====================================================================================================================================


(1) The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis.

(2) Taxable-equivalent adjustments totaling $124,744, $133,462 and $132,553 for 1995, 1994 and 1993, respectively, are included in tax-exempt interest on investment securities. The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

Item 6


COLONY BANKCORP, INC.
RATE/VOLUME ANALYSIS

The rate/volume analysis presented hereafter illustrates the change from year to year for each component of the taxable equivalent net interest income separated into the amount generated through volume changes and the amount generated by changes in the yields/rates.

                                        CHANGE FROM 1994 TO 1995(1)    CHANGES FROM 1993 TO 1994(1)
                                        ---------------------------    ----------------------------
($ IN THOUSANDS)                         VOLUME     RATE     TOTAL      VOLUME     RATE     TOTAL
- --------------------------------------------------------------------------------------------------
Interest Income
  Loans, Net - Taxable                   $ 782     $1,758    $2,540     $ 768      $190     $  958
- --------------------------------------------------------------------------------------------------
  Investment Securities
    Taxable                                 44        212       256        66        75        141
    Tax-exempt                              (2)       (23)      (25)       82       (80)         2
- --------------------------------------------------------------------------------------------------
      Total Investment Securities           42        189       231       148        (5)       143
- --------------------------------------------------------------------------------------------------
  Interest-bearing Deposits in
    Other Banks                            (17)         5       (12)     (159)        8       (151)
- --------------------------------------------------------------------------------------------------
  Funds Sold                               172        156       328      (100)       71        (29)
- --------------------------------------------------------------------------------------------------
      Total Interest Income                979      2,108     3,087       657       264        921
- --------------------------------------------------------------------------------------------------
Interest Expense
  Interest-bearing Demand and
    Savings Deposits                      (154)        36      (118)      222       (78)       144
  Time Deposits                            645      1,906     2,551      (403)       33       (370)
- --------------------------------------------------------------------------------------------------
Other Interest-bearing Liabilities
  Funds Purchased and Securities
    Under Agreement to Repurchase          (62)         7       (55)       32        24         56
  Other Debt                                20         48        68        (4)       12          8
- --------------------------------------------------------------------------------------------------
    Total Interest Expense                 449      1,997     2,446      (153)       (9)      (162)
- --------------------------------------------------------------------------------------------------
  Net Interest Income                    $ 530     $  111    $  641     $ 810      $273     $1,083
==================================================================================================

(1) Changes in net interest income for the periods, based on either changes in average balances or changes in average rates for interest-earning assets and interest-bearing liabilities, are shown on this table. During each year, there are numerous and simultaneous balance and rate changes; therefore, it is not possible to precisely allocate the changes between balances and rates. For the purpose of this table, changes that are not exclusively due to balance changes or rate changes have been attributed to rates.

INVESTMENT PORTFOLIO

The following table presents carrying values of investment securities held by the Company as of December 31, 1995, 1994 and 1993.

($ in thousands)                                      1995      1994      1993
                                                     -------   -------   -------
U.S. Treasuries and Government Agencies              $17,630   $15,386   $ 6,364
Obligations of States and Political Subdivisions       5,064     5,013     4,771
Other Securities                                       1,293       917     1,029
                                                     -------   -------   -------
Investment Securities                                 23,987    21,316    12,164
Mortgaged-Backed Securities                           22,036    25,465    33,172
                                                     -------   -------   -------
TOTAL INVESTMENT SECURITIES AND
  MORTGAGED-BACKED SECURITIES                        $46,023   $46,781   $45,336
                                                     =======   =======   =======

Item 6


COLONY BANKCORP, INC.
INVESTMENT PORTFOLIO (CONTINUED)

The following table represents maturities and weighted-average yields of investment securities held by the Company as of December 31, 1995.

                                                                           AFTER 1             AFTER 5
                                                                          YEARS BUT           YEARS BUT
                                                         WITHIN            WITHIN              WITHIN              AFTER
($ in thousands: yields on a tax-equivalent basis)       1 YEAR            5 YEARS            10 YEARS            10 YEARS
- ------------------------------------------------------------------------------------------------------------------------------
                                                    Amount    Yield    Amount     Yield    Amount    Yield    Amount     Yield
- ------------------------------------------------------------------------------------------------------------------------------
U.S. Treasuries                                     $    0    0.00%    $   989    5.85%    $    0    0.00%    $     0    0.00%
U.S. Govenment Agencies                              6,236    5.78      10,405    5.84          0    0.00           0    0.00
Mortgage-Backed Securities                             523    7.27       2,368    6.42      5,840    6.01      13,305    5.87
Obligations of States and Political Subdivisions       306    7.08       3,467    6.73        631    6.50         660    7.67
Other Securities                                     1,293    7.50           0    0.00          0    0.00           0    0.00
- ------------------------------------------------------------------------------------------------------------------------------
    Total Investment Portfolio                      $8,358    6.19%    $17,229    6.10%     6,471    6.03%    $13,965    5.96%
==============================================================================================================================

LOANS

The following table presents the composition of the Company's loan portfolio as of December 31 for the past five years.

($ in thousands)                            1995        1994        1993        1992        1991
                                          --------    --------    --------    --------    --------
Commercial, Financial and Agricultural    $ 31,151    $ 35,357    $ 32,299    $ 34,384    $ 31,192
Real Estate
  Construction                                 371         439
  Mortgage, Farmland                        23,441      25,285      24,488      23,035      20,250
  Mortgage, Other                           89,797      75,551      69,153      65,864      61,067
Consumer                                    36,393      32,252      30,455      30,000      29,314
Other                                        7,243       4,494       8,252      10,850       6,815
                                          --------    --------    --------    --------    --------
                                           188,396     173,378     164,647     164,133     148,638
Unearned Discount                              (11)        (19)        (32)       (103)       (124)
Allowance for Loan Losses                   (3,885)     (3,029)     (2,636)     (2,471)     (1,801)
                                          --------    --------    --------    --------    --------
LOANS, NET                                $184,500    $170,330    $161,979    $161,559    $146,713
                                          ========    ========    ========    ========    ========

The following table presents total loans as of December 31, 1995 according to maturity distribution.

Maturity                                                          $ in thousands
                                                                  --------------
One Year or Less                                                     $142,895
After One Year through Five Years                                      42,888
After Five Years                                                        2,602
                                                                     --------
                                                                     $188,385
                                                                     ========

Item 6


COLONY BANKCORP, INC.
LOANS (CONTINUED)

The following table presents an interest rate sensitivity analysis of the Company's loan portfolio as of December 31, 1995.

                                  WITHIN      1-5     AFTER 5
($ in thousands)                  1 YEAR     YEARS     YEARS     TOTAL
                                 --------   -------   -------   --------
Loans with
  Predetermined Interest Rates   $ 72,330   $40,641    $2,601   $115,572
  Floating or Adjustable Rates     70,566     2,247               72,813
                                 --------   -------    ------   --------
LOANS, NET OF UNEARNED INCOME    $142,896   $42,888    $2,601   $188,385
                                 ========   =======    ======   ========

NONPERFORMING LOANS

A loan is placed on nonaccrual status when, in management's judgment, the collection of interest income appears doubtful. Interest receivable that has been accrued in prior years and is subsequently determined to have doubtful collectibility is charged to the allowance for possible loan losses. Interest on loans that are classified as nonaccrual is recognized when received. Past due loans are loans whose principal or interest is past due 90 days or more. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the original contractual terms.

The following table presents, at the dates indicated, the aggregate of nonperforming loans for the categories indicated.

                                                             DECEMBER 31,
                                              ------------------------------------------
                                               1995     1994     1993     1992     1991
                                              ------   ------   ------   ------   ------
                                                           ($ IN THOUSANDS)
                                              ------------------------------------------
Loans Accounted for on a Nonaccrual Basis     $5,229   $2,092   $2,490   $3,647   $1,772
Installment Loans and Term Loans
  Contractually Past Due 90 Days or
  More as to Interest or Principal
  Payments and Still Accruing                    153      220      368      216      595
Loans, the Terms of Which Have Been
  Renegotiated to Provide a Reduction
  or Deferral of Interest or Principal
  Because of Deterioration in the Financial
  Position of the Borrower                       597       23       38        -        -
Loans Now Current About Which There are
  Serious Doubts as to the Ability of the
  Borrower to Comply with Present Loan
  Repayment Terms                                  -        -        -        -        -

Item 6


COLONY BANKCORP, INC.
NONPERFORMING LOANS (CONTINUED)

During the year ended December 31, 1995, approximately $2,886,000 of loans was charged off and approximately $526,000 was recovered on charged-off loans. All loans classified by regulatory authorities as loss during regular examinations in 1995 have been charged off. As of December 31, 1995, the allowance for loan losses was adequate to cover all loans classified by regulatory authorities as doubtful or substandard.

COMMITMENTS AND CONTINGENCIES

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

Following is an analysis of the significant off balance sheet financial instruments as of December 31, 1995 and 1994.

                                   1995      1994
                                  -------   -------
                                  ($ IN THOUSANDS)
                                  -----------------
Commitments to Extend Credit      $17,753   $12,468
Standby Letters of Credit           3,581     2,908
                                  -------   -------
                                  $21,334   $15,376
                                  =======   =======

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

The Company does not anticipate any material losses as a result of the commitments and contingent liabilities.

The nature of the business of the Company is such that it ordinarily results in a certain amount of litigation. In the opinion of management and counsel for the Company and the Banks, there is no litigation in which the outcome will have a material effect on the consolidated financial statements.

Item 6


                        SUMMARY OF LOAN LOSS EXPERIENCE

The provision for possible loan losses is created by direct charges to operations. Losses on loans are charged against the allowance in the period in which such loans, in management's opinion, become uncollectible. Recoveries during the period are credited to this allowance. The factors that influence management's judgment in determining the amount charged to operating expense are past loan experience, composition of the loan portfolio, evaluation of possible future losses, current economic conditions and other relevant factors. The Company's allowance for loan losses was approximately $3,885,000 as of December 31, 1995, representing 2.06 percent of year-end total loans outstanding, compared with $3,029,000 as of December 31, 1994, which represented 1.75 percent of year-end total loans outstanding. The allowance for loan losses is reviewed continuously based on management's evaluation of current risk characteristics of the loan portfolio as well as the impact of prevailing and expected economic business conditions. Management considers the allowance for loan losses adequate to cover possible loan losses on the loans outstanding.

Management has not allocated the Company's allowance for loan losses to specific categories of loans. Based on management's best estimate, approximately 10 percent of the allowance should be allocated to real estate loans, 50 percent to commercial, financial and agricultural loans and 40 percent to consumer/installment loans as of December 31, 1995.

The following table presents an analysis of the Company's loan loss experience for the periods indicated.

($ in thousands)                                   1995       1994       1993       1992      1991
                                                 -------    -------    -------    -------    ------
Allowance for Loan Losses at Beginning of Year   $ 3,029    $ 2,636    $ 2,471    $ 1,801    $1,398
                                                 -------    -------    -------    -------    ------
Charge-Offs
  Commercial, Financial and Agricultural           2,027        901      2,165      2,024       756
  Real Estate                                          -          -        927          -         -
  Consumer                                           859        912        969      1,208       643
                                                 -------    -------    -------    -------    ------
                                                   2,886      1,813      4,061      3,232     1,399
                                                 -------    -------    -------    -------    ------

Recoveries
  Commercial, Financial and Agricultural              77         31         35         55       381
  Real Estate                                          -          -          2          -         -
  Consumer                                           449         94         99        167       104
                                                 -------    -------    -------    -------    ------
                                                     526        125        136        222       485
                                                 -------    -------    -------    -------    ------
Net Charge-Offs                                   (2,360)    (1,688)    (3,925)    (3,010)     (914)
                                                 -------    -------    -------    -------    ------
Provision for Loans Losses                         3,216      2,081      4,090      3,680     1,245
                                                 -------    -------    -------    -------    ------

Allowance for Loan Losses of Acquired
  Subsidiary                                           -          -          -          -        72
                                                 -------    -------    -------    -------    ------
Allowance for Loan Losses at End of Year         $ 3,885    $ 3,029    $ 2,636    $ 2,471    $1,801
                                                 =======    =======    =======    =======    ======
Ratio of Net Charge-Offs to Average Loans           1.26%      0.94%      2.28%      1.77%     0.61%
                                                 =======    =======    =======    =======    ======

Item 6


COLONY BANKCORP, INC.
DEPOSITS

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the years 1995, 1994 and 1993.

                                              1995                   1994                   1993
                                       -------------------    -------------------    -------------------
                                       AVERAGE     AVERAGE    AVERAGE     AVERAGE    AVERAGE     AVERAGE
($ in thousands)                        AMOUNT      RATE      AMOUNT       RATE      AMOUNT       RATE
                                       --------    -------    --------    -------    --------    -------
Noninterest-Bearing Demand Deposits    $ 22,718               $ 20,455               $15,868
Interest-Bearing Demand and Savings      54,691     3.17%       59,639     3.11%      52,789      3.24%
Time Deposits                           159,490     5.87       145,713     4.68      154,367      4.66
                                       --------    -------    --------    -------    --------    -------
                                       $236,899     5.18%     $225,807     4.22%     $223,024     4.30%
                                       ========    =======    ========    =======    ========    =======

The following table presents the maturities of the Company's other time deposits as of December 31, 1995.

                                             OTHER TIME    OTHER TIME
                                              DEPOSITS      DEPOSITS
                                              $100,000     LESS THAN
($ in thousands)                             OR GREATER     $100,000     TOTAL
Months to Maturity
  3 or Less                                    $17,919      $ 32,115    $ 50,034
  Over 3 through 6                              11,395        17,353      28,748
  Over 6 through 12                              7,490        26,306      33,796
  Over 12 Months                                11,307        43,910      55,217
                                               -------      --------    --------
                                               $48,111      $119,684    $167,795
                                               =======      ========    ========

RETURN ON ASSETS AND STOCKHOLDERS' EQUITY

The following table presents selected financial ratios for each of the period indicated.

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                        1995     1994     1993
                                                        -----    -----    -----
Return on Assets                                         0.82%     0.89%   0.24%
Return on Equity                                        11.43%   14.16%    3.67%
Dividends Payout                                        17.14%   14.25%   53.06%
Equity to Assets                                         7.16%    6.32%    6.64%

Item 7
FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


The following consolidated financial statements of the Registrant and its subsidiaries are included on Exhibit 99B of this Annual Report on Form 10-KSB:

     Consolidated Balance Sheets - December 31, 1995 and 1994

     Consolidated Statements of Income - Years Ended December 31, 1995 and 1994

     Consolidated Statements of Stockholders' Equity - Years Ended December 31, 1995 and 1994

     Consolidated Statements of Cash Flows - Years Ended December 31, 1995 and 1994

     Notes to Consolidated Financial Statements


Item 8
CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During 1994 the Registrant filed Form 8-K reflecting a change in the Company's independent audit firm from Mauldin & Jenkins, CPAs to McNair, McLemore, Middlebrooks & Co., CPAs. There was no accounting or disclosure disagreement or reportable event with the former or current auditors that would have required the filing of a report on Form 8-K.


PART III
Item 9
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference to pages 3 and 4 of the Company's Definitive Proxy Statement for Annual Meeting of Stockholders to be held on April 23, 1996, which is included as Exhibit 99(a) of this Annual Report on Form 10-KSB.


Item 10
EXECUTIVE COMPENSATION

Incorporated herein by reference to pages 6 and 7 of the Company's Definitive Proxy Statement for Annual Meeting of Stockholders to be held on April 23, 1996, which is included as Exhibit 99(a) of this Annual Report on Form 10-KSB.


Item 11
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference to pages 1 and 2 of the Company's Definitive Proxy Statement for Annual Meeting of Stockholders to be held on April 23, 1996, which is included as Exhibit 99(a) of this Annual Report on Form 10-KSB.

PART III
Item 12
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to page 4 of the Company's Definitive Proxy Statement for Annual Meeting of Stockholders to be held on April 23, 1996, which is included as Exhibit 99(a) of this Annual Report on Form 10-KSB.


PART IV
Item 13
EXHIBITS AND REPORTS ON FORM 8-K

(A)            EXHIBITS INCLUDED HEREIN:

EXHIBIT NO.

3(a)           ARTICLES OF INCORPORATION

               -filed as Exhibit 3(a) to the Registrant's Registration Statement on Form 10 (File No. 0-18486), filed with the Commission on April 25, 1990 and incorporated herein by reference.

3(b)           BYLAWS, AS AMENDED

               -filed as Exhibit 3(b) to the Registrant's Registration Statement on Form 10 (File No. 0-18486), filed with the Commission on April 25, 1990 and incorporated herein by reference

4              INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS

               -incorporated herein by reference to page 1 of the Company's Definitive Proxy Statement for Annual Meeting of Stockholders to be held on April 23, 1996, which is included as Exhibit 99(a) of this Annual Report on Form 10-KSB.

10             MATERIAL CONTRACTS

10(a)          DEFERRED COMPENSATION PLAN AND SAMPLE DIRECTOR AGREEMENT

               -filed as Exhibit 10(a) to the Registrant's Registration Statement on Form 10 (File No. 0-18486), filed with the Commission on April 25, 1990 and incorporated herein by reference

10(b)          PROFIT-SHARING PLAN DATED JANUARY 1, 1979

               -filed as Exhibit 10(b) to the Registrant's Registration Statement on Form 10 (File No. 0-18486), filed with the Commission on April 25, 1990 and incorporated herein by reference

Item 13

(A)            EXHIBITS INCLUDED HEREIN:

EXHIBIT NO.

11             STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

               -incorporated herein by reference to page 4 of the consolidated financial statements included as Exhibit 99(b) of this Annual Report on Form 10-KSB.

21             SUBSIDIARIES OF THE COMPANY

               -filed as Exhibit 22.1 to the Registrant's Annual Report on Form 10-K (File No. 0-12436), filed with the Commission on March 30, 1993 and incorporated herein by reference

99             ADDITIONAL EXHIBITS

99(a)          DEFINITIVE PROXY STATEMENT, INCORPORATED BY REFERENCE

99(b)          CONSOLIDATED FINANCIAL STATEMENTS

               -Independent Auditor's Report
               -Consolidated Balance Sheets - December 31, 1995 and 1994 -Consolidated Statements of Income - Years ended December 31,
                1995 and 1994
               -Consolidated Statements of Stockholders' Equity - Years ended
                December 31, 1995 and 1994
               -Consolidated Statements of Cash Flows - Years ended December 31,
                1995 and 1994
               -Notes to Consolidated Financial Statements

               All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(B) No reports on Form 8-K have been filed by the registrant during the last quarter of the period covered by this report.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Colony Bankcorp, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

COLONY BANKCORP, INC.

______________________________________
James D. Minix
President/Director/Chief Executive
Officer

Date:_________________________________



______________________________________
Terry L. Hester
Executive Vice-President/Controller/
Chief Financial Officer/Director

Date:_________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


______________________________________    Date:_________________________________
Paul Branch, Jr., Director


______________________________________    Date:_________________________________
Terry Coleman, Director


______________________________________    Date:_________________________________
L. Morris Downing, Director


______________________________________    Date:_________________________________
Milton N. Hopkins, Jr., Director


______________________________________    Date:_________________________________
Harold E. Kimball, Director

______________________________________    Date:_________________________________
Marion H. Massee, III, Director


______________________________________    Date:_________________________________
Ben B. Mill, Jr., Director


______________________________________    Date:_________________________________
Ralph D. Roberts, M.D., Director


______________________________________    Date:_________________________________
W. B. Roberts, Jr., Director


______________________________________    Date:_________________________________
R. Sidney Ross, Director


______________________________________    Date:_________________________________
Joe K. Shiver, Director