Form 10QSB
period 1996-03-31
COLONY BANKCORP INC
filed 1996-05-13
CIK 711669

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                  FORM 10-QSB

         QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         FOR QUARTER ENDED MARCH 31, 1996COMMISSION FILE NUMBER 0-12436

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

                                  912/426-6000
                                  ------------
               REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED REPORTS REQUIRED TO BE FILED BY SECTIONS 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES     X      NO
     -------      ------

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE CLOSE OF THE PERIOD COVERED BY THIS REPORT.


          CLASS                            OUTSTANDING AT MARCH 31, 1996
          -----                            -----------------------------
COMMON STOCK, $10 PAR VALUE                          1,291,110



                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

THE FOLLOWING FINANCIAL STATEMENTS ARE PROVIDED FOR COLONY BANKCORP, INC. AND
SUBSIDIARIES: THE BANK OF FITZGERALD, ASHBURN BANK, COMMUNITY BANK OF WILCOX, THE BANK OF DODGE COUNTY, AND THE BANK OF WORTH.

     A.   CONSOLIDATED BALANCE SHEETS - MARCH 31, 1996 AND DECEMBER 31, 1995.

     B. CONSOLIDATED STATEMENTS OF INCOME - FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995.

     C. CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION - FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995.

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN EXAMINED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1996 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

                     COLONY BANKCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

ASSETS                                                          MARCH 31, 1996   DECEMBER 31, 1995
                                                                ---------------  ------------------
Cash and Balances Due from Depository
   Institutions (Note 2)                                              $  7,476            $  9,517
Federal Funds Sold                                                      10,960              24,325
Investment Securities (Aggregate Fair Value
   of $51,751 and $45,917 Respectively) (Note 3)                        51,861              46,023
Loans (Notes 4 and 5)                                                  192,717             188,396
Allowance for Loan Losses                                               (3,748)             (3,885)
Unearned Interest and Fees                                                 (11)                (11)
                                                                      --------            --------
     Total Loans                                                       188,958             184,500

Premises and Equipment (Note 6)                                          5,565               5,624
Other Real Estate                                                        1,549               1,721
Other Assets                                                             5,858               6,858
                                                                      --------            --------

     TOTAL ASSETS                                                     $272,227            $278,568
                                                                      ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Noninterest-Bearing                                                $ 24,425            $ 25,152
   Interest-Bearing (Note 8)                                           221,753             228,091
                                                                      --------            --------
     Total Deposits                                                    246,178             253,243

Borrowed Money:
   Federal Funds Purchased                                                 -0-                 -0-
   Other Borrowed Money (Note 9)                                         2,252               2,504
                                                                      --------            --------
     Total Borrowed Money                                                2,252               2,504

Other Liabilities                                                        2,242               1,766

Commitments and Contingencies (Note 11)

Stockholders' Equity:
   Common  Stock, Par Value $10 a Share; Authorized
   5,000,000 shares, Issued 1,291,110 shares as of March 31,
   1996 and December 31, 1995 Respectively                              12,911              12,911
Paid-In Capital                                                          1,117               1,117
Retained Earnings                                                        7,804               7,203
Net Unrealized Loss on Securities Available for Sale,
   Net of Tax Benefit of $53 in 1996 and $20 in 1995                      (277)               (176)
                                                                      --------            --------
     Total Stockholders'' Equity                                        21,555              21,055
                                                                      --------            --------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $272,227            $278,568
                                                                      ========            ========

The accompanying notes are an integral part of these balance sheets.

                     COLONY BANKCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                         THREE MONTHS ENDED
                                         3/31/96     3/31/95
                                        ----------  ----------
Interest Income:
 Loans, including fees                  $    5,071  $    4,719
 Federal Funds Sold                            259         103
 Deposits with Other Banks                       2          23
 Investment Securities:
 U.S. Treasury & Federal Agencies              619         643
 State, County and Municipal                    54          58
                                        ----------  ----------
  Total Interest Income                      6,005       5,546
                                        ----------  ----------

Interest Expense:
 Deposits                                    2,954       2,319
 Federal Funds Purchased                         2          16
 Other Borrowed Money                           71          78
                                        ----------  ----------
  Total Interest Expense                     3,027       2,413
                                        ----------  ----------

Net Interest Income                          2,978       3,133
Provision for Loan Losses                      639         377
                                        ----------  ----------
Net Interest Income After Provision          2,339       2,756
                                        ----------  ----------

Noninterest Income:
 Service Charge on Deposits                    390         381
 Other Income                                  249         196
 Security Gains, net                             3           8
                                        ----------  ----------
  Total Noninterest Income                     642         585
                                        ----------  ----------

Noninterest Expense:
 Salaries and Employee Benefits              1,072       1,047
 Occupancy and Equipment                       240         261
 Other Operating Expenses                      657         762
                                        ----------  ----------
  Total Noninterest Expense                  1,969       2,070
                                        ----------  ----------

Income Before Income Taxes              $    1,012  $    1,271
Income Taxes                                   314         424
                                        ----------  ----------
Net Income                              $      698  $      847
                                        ==========  ==========

Net Income Per Share of Common Stock         $0.54       $0.70
                                        ==========  ==========

Weighted Average Shares Outstanding      1,291,110   1,216,110
                                        ==========  ==========


The accompanying notes are an integral part of these statements

                    COLONY BANKCORP, INC. AND  SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                 1996       1995
                                                              ----------  ---------
CASH FLOW FROM OPERATING ACTIVITIES

Net income (loss)                                             $     698   $    847
Adjustments to reconcile net income to net cash provided
   by operating activities:
   (Gain) loss on sale of investment securities                      (3)        (8)
Depreciation                                                        112        129
Provision for loan losses                                           639        377
Amortization of excess costs                                         12         12
Other prepaids, deferrals and accruals, net                       1,698        875
                                                               --------    -------
     Total Adjustments                                         $  2,458    $ 1,385
                                                               --------    -------
     Net cash provided by operating activities                 $  3,156    $ 2,232
                                                               --------    -------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of securities available for sale                     $ (9,238)   $(2,350)
Proceeds from sales of securities available for sale                498      1,720
Proceeds from maturities of securities available for sale         2,733      2,187
Purchase of securities held for investment                          -0-        -0-
Proceeds from maturities of securities held for investment          -0-        270
Proceeds from sales of securities held for investment               -0-        -0-
Decrease in interest-bearing deposits in banks                      -0-        481
(Increase) in loans                                              (5,097)    (4,875)
Purchase of premises and equipment                                  (44)      (169)
                                                               --------    -------
     Net cash (used in) investing activities                   $(11,148)   $(2,736)
                                                               --------    -------

CASH FLOW FROM FINANCING ACTIVITIES

Net (decrease) increase in deposits                            $ (7,065)   $  2,822
Net increase in short-term borrowings and Federal Funds
   Purchased                                                        -0-        190
Dividends paid                                                      (97)       (79)
Net (decrease) increase in long-term borrowings                    (252)       (52)
                                                               --------    -------
     Net cash provided by financing activities                 $ (7,414)   $ 2,881
                                                               --------    -------

Net increase (decrease) in cash and cash equivalents            (15,406)     2,377
Cash and cash equivalents at beginning of period                 33,743     15,343
                                                               --------    -------
Cash and cash equivalents at end of period                     $ 18,337    $17,720




SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     COLONY BANKCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- ----------------------------------------------

Colony Bankcorp, Inc. is a multi-bank holding company located in Fitzgerald, Georgia. The consolidated financial statements include the accounts of Colony Bankcorp, Inc. and its wholly-owned subsidiaries, The Bank of Fitzgerald, Fitzgerald, Georgia; Ashburn Bank, Ashburn, Georgia; The Bank of Worth, Sylvester, Georgia; The Bank of Dodge County, Eastman, Georgia and Community Bank of Wilcox, Pitts, Georgia (the Banks). All significant intercompany accounts have been eliminated in consolidation. The accounting and reporting policies of Colony Bankcorp, Inc. conform to generally accepted accounting principles and practices utilized in the commercial banking industry. The following is a description of the more significant of those policies


BASIS OF PRESENTATION

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ significantly from those estimates.

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans and the valuation of deferred tax assets.


INVESTMENT SECURITIES

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 115 Accounting for Certain Investments in Debt and Equity Securities, as of January 1, 1994. Under the provisions of SFAS No. 115, the Company must classify its securities as trading, available for sale or held to maturity. Trading securities are purchased and held for sale in the near term. Securities held to maturity are those which the Company has the ability and intent to hold until maturity. All other securities not classified as trading or held to maturity are considered available for sale.

Securities available for sale are measured at fair value with unrealized gains and losses reported net of deferred taxes as a separate component of stockholders' equity. Fair value represents an approximation of realizable value as of March 31, 1996 and December 31, 1995. Realized and unrealized gains and losses are determined using the specific identification method.


LOANS

Loans are generally reported at principal amount less unearned interest and fees. On January 1, 1995, the Company adopted SFAS No. 114, Accounting by Creditors for Impairment of a Loan and SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures. Impaired loans are loans for which principal and interest are unlikely to be collected in accordance with the original loan terms and, generally, represent loans delinquent in excess of 120 days which have been placed on nonaccrual status and for which collateral values are less than outstanding principal and interest. Small balance, homogeneous loans are excluded from impaired loans. Generally, interest payments received on impaired loans are applied to principal. Upon receipt of all loan principal, additional interest payments are recognized as interest income on the cash basis.

Other nonaccrual loans are loans for which payments of principal and interest are considered doubtful of collection under original terms but collateral values equal or exceed outstanding principal and interest.

Colony Bankcorp, Inc.'s loans consist of commercial, financial and agricultural loans, real estate mortgage loans and consumer loans primarily to individuals and entities located throughout central and south Georgia. Accordingly, the ultimate collectibility of the loans is largely dependent upon economic conditions in the central and south Georgia area.

ALLOWANCE FOR LOAN LOSSES

The allowance method is used in providing for losses on loans. Accordingly, all loan losses decrease the allowance and all recoveries increase it. The provision for loan losses is based on factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such factors considered by management include growth and composition of the loan portfolio, economic conditions and the relationship of the allowance for loan losses to outstanding loans.

An allowance for loan losses is maintained for all impaired loans. Provisions are made for impaired loans upon changes in expected future cash flows or estimated net realizable value of collateral. When determination is made that impaired loans are wholly or partially uncollectible, the uncollectible portion is charged off.

Management believes the allowance for possible loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.

PREMISES AND EQUIPMENT

Premises and equipment are recorded at acquisition cost net of accumulated depreciation.

Depreciation is charged to operations over the estimated useful lives of the assets. The estimated useful lives and methods of depreciation are as follows:

DESCRIPTION                LIFE IN YEARS             METHOD
- -------------------------  -------------  -----------------------------
Banking Premises              15-40       Straight-Line and Accelerated

Furniture and Equipment        5-10       Straight-Line and Accelerated


Expenditures for major renewals and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. When property and equipment are retired or sold, the cost and accumulated depreciation are removed from the respective accounts and any gain or loss is reflected in other income or expense.

CASH FLOWS

For reporting cash flows, cash and cash equivalents include cash on hand, noninterest-bearing amounts due from banks and federal funds sold. Cash flows from demand deposits, NOW accounts, savings accounts, loans and certificates of deposit are reported net.

INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to depreciable assets (use of different depreciation methods for financial statement and income tax purposes) and allowance for loan losses (use of the allowance method for financial statement purposes and the experience method for tax purposes). The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

OTHER REAL ESTATE

Other real estate generally represents real estate acquired through foreclosure and is initially recorded at the lower of cost or estimated market value at the date of acquisition. Losses from the acquisitions of property in full or partial satisfaction of debt are recorded as loan losses. Subsequent declines in value, routine holding costs and gains or losses upon disposition are included in other losses.


STOCKHOLDERS' EQUITY

Banking regulations impose minimum capital levels in relation to assets. To be considered "well capitalized," a financial institution must generally have a leverage ratio of at least 5 percent, a tier 1 risk-based capital ratio of a least 6 percent and a total risk-based capital ratio of at least 10 percent. As of March 31, 1996, the Company is in compliance with its minimum regulatory capital requirements and is considered "well capitalized" as defined by FDICIA.


(2) CASH AND BALANCES DUE FROM DEPOSITORY INSTITUTIONS
- ------------------------------------------------------

Components of cash and balances due from depository institutions at March 31, 1996 and December 31, 1995 are as follows:

                                                 March 31, 1996  December 31, 1995
                                                 --------------  -----------------
Cash on Hand and Cash Items                          $2,437             $3,299
Noninterest-Bearing Deposits with Other Banks         4,940              6,119
Interest-Bearing Deposits with Other Banks               99                 99
                                                     ------             ------
                                                     $7,476             $9,517
                                                     ======             ======

(3) INVESTMENT SECURITIES
- -------------------------

Investment securities as of March 31, 1996 are summarized as follows:

                                                Gross        Gross
                                  Amortized  Unrealized   Unrealized    Fair
                                    Cost        Gains       Losses      Value
Securities Available for Sale:
 U.S. Treasury                      $   496       $ -0-       $  -0-   $   496
U.S. Government Agencies:
 Mortgage-Backed                     20,667          44         (186)   20,525
 Other                               22,525          33          (92)   22,466
State, County & Municipal             3,014          64           (9)    3,069
The Banker's Bank Stock                  50         -0-          -0-        50
Federal Home Loan Bank Stock            250         -0-          -0-       250
Marketable Equity Securities          1,130         -0-         (175)      955
                                    -------       -----       ------   -------
                                    $48,132       $ 141       $ (462)  $47,811
                                    =======       =====       ======   =======

Securities Held to Maturity:
 U.S. Government Agencies           $ 2,150       $ -0-       $  (32)  $ 2,118
 State, County and Municipal          1,900         -0-          (78)    1,822
                                    -------       -----       ------   -------
                                   $  4,050       $ -0-       $ (110)  $ 3,940
                                    =======       =====       ======   =======


- -------------------------------------

The amortized cost and fair value of investment securities as of March 31, 1996 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                           SECURITIES

                                                         AVAILABLE FOR SALE               HELD TO MATURITY
                                                       AMORTIZED      FAIR               AMORTIZED      FAIR
                                                         COST         VALUE                COST         VALUE
Due in One Year or Less                                  $ 9,659       $ 9,661             $   45     $    45
Due After One Year Through Five Years                     12,419        12,432              3,276       3,228
Due After Five Years Through Ten Years                     3,851         3,838                100          97
Due After Ten Years                                          106           100                629         570
                                                         -------       -------             ------     -------
                                                          26,035        26,031              4,050       3,940

Federal Home Loan Bank Stock                                 250           250
The Banker's Bank Stock                                       50            50
Marketable Equity Securities                               1,130           955
Mortgage-Backed Securities                                20,667        20,525
                                                         -------       -------            -------      ------
                                                         $48,132       $47,811            $ 4,050      $3,940
                                                         =======       =======             ======      ======

Investment securities as of December 31, 1995 are summarized as follows:

                                                        Gross         Gross
                                       Amortized     Unrealized     Unrealized       Fair
                                          Cost         Gains          Losses        Value
Securities Available for Sale:
U.S. Government and Agencies            $15,438       $    72        $  (29)       $15,481
Mortgage-Backed Securities               22,210            81          (255)        22,036
State, County & Municipal                 3,065            81            (8)         3,138
Marketable Equity Securities              1,430           -0-          (138)         1,292
                                        -------       -------        ------        -------
                                        $42,143       $   234        $ (430)       $41,947
                                        =======       =======        ======        =======

Securities Held to Maturity:
U.S. Government and Agencies            $ 2,150       $   -0-        $  (24)      $ 2,126
State, County and Municipal               1,926           -0-           (82)        1,844
                                        -------       -------        ------       -------
                                        $ 4,076       $   -0-        $ (106)      $ 3,970

Investment securities having a carrying value approximating $23,368 and $29,163 as of March 31, 1996 and December 31, 1995, respectively, were pledged to secure public deposits and for other purposes.

(4) LOANS
- ---------

The composition of loans as of March 31, 1996 and December 31, 1995 was as follows:

                                                                    March 31, 1996  December 31, 1995
                                                                    --------------  -----------------
Loans Secured by Real Estate
 Construction and Land Development                                     $    864            $   371
 Secured by Farmland (Including Farm Residential and
  Other Improvements)                                                    25,502             23,441
 Other                                                                   88,257             89,797
Loans to Finance Agricultural Production and Other Loans
 to Farmers                                                              20,519             17,244
Commercial and Industrial Loans (U.S. Addresses)                         10,850             13,907
Loans to Individuals for Household, Family and Other Personal
 Expenditures                                                            38,756             36,393
All Other Loans                                                           7,969              7,243
                                                                       --------            -------
                                                                       $192,717            $188,396
                                                                       ========            ========

Nonaccrual loans are loans for which principal and interest are doubtful of collection in accordance with original loan terms and for which accruals of interest have been discontinued due to payment delinquency. Nonaccrual loans totaled $8,073 and $5,229 as of March 31, 1996 and December 31, 1995, respectively. On March 31, 1996, the Company had 90 day past due loans with principal balances of $650 and restructured loans with principal balances of $418.

Effective January 1, 1995, Colony Bankcorp, Inc. recognized impaired loans as nonaccrual loans delinquent in excess of 120 days for which collateral values were insufficient to recover outstanding principal and interest under original loan terms. Impaired loan data as of March 31, 1996 and December 31, 1995 was as follows:

Total Investment in Impaired Loans         $253

Less Allowance for Impaired Loan Losses     (10)
                                           ----
Net Investment, March 31, 1996             $243
                                           ====
Total Investment in Impaired Loan           517

Less Allowance for Impaired Loan Losses     (39)
                                           ----
Net Investment, December 31, 1995          $478
                                           ====


(5) ALLOWANCE FOR LOAN LOSSES
- -----------------------------

Transactions in the allowance for loan losses are summarized below for three months ended March 31, 1996 and March 31, 1995 as follows:

                                                 March 31, 1996   March 31, 1995
                                                 --------------   --------------

Balance, Beginning                                    $3,885           $3,029
   Provision Charged to Operating Expenses               639              377
   Loans Charged Off                                    (830)            (316)
   Loan Recoveries                                        54              157
                                                      ------           ------
Balance, Ending                                       $3,748           $3,247
                                                      ======           ======

(6) PREMISES AND EQUIPMENT
- --------------------------

Premises and equipment are comprised of the following as of March 31, 1996 and December 31, 1995:

                                        March 31, 1996   December 31, 1995
                                        --------------   -----------------

Land                                        $   838             $   838
Building                                      4,776               4,791
Furniture, Fixtures and Equipment             4,194               4,267
Leasehold Improvements                           17                  17
                                            -------             -------
                                              9,825               9,913
Accumulated Depreciation                     (4,260)             (4,289)
                                            -------             -------
                                            $ 5,565             $ 5,624
                                            =======             =======


(7) INCOME TAXES
- ----------------

The Company records income taxes under SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.


(8) DEPOSITS
- ------------

Components of interest-bearing deposits as of March 31, 1996 and December 31, 1995 are as follows:

                              March 31, 1996  December 31, 1995
                              --------------  -----------------

Interest-Bearing Demand          $ 48,079           $ 50,440
Savings                            10,159              9,856
Time, $100,000 and Over            50,198             48,111
Other Time                        113,317            119,684
                                 --------           --------
                                 $221,753           $228,091
                                 ========           ========


(9) OTHER BORROWED MONEY
- ------------------------

Other borrowed money is comprised of the following as of March 31, 1996 and December 31, 1995:

                                         March 31, 1996      December 31, 1995
                                         --------------      -----------------

Advance agreement with Federal Home
Loan Bank of Atlanta, dated March 31,
1995, payable in full on December 31,
1995.  Interest rate determined under
the fixed rate credit program.
Effective interest rate of 6.86%
as of December 31, 1995.                      $  -0-                $200

- ------------------------------------

                                              March 31, 1996   December 31, 1995
                                              --------------   -----------------

Variable interest debentures payable, due
in annual payments of $266,867, plus interest,
on November 1, 1996 through November 1, 1999,
collateralized by 100% of the common stock of
Ashburn Bank.  Effective interest rate of
8.00% as of March 31, 1996.                        $1,067           $1,067

Variable interest at prime note payable, due
in annual payments of $207,143 plus quarterly
interest, balance due December 19, 1997.
Collateralized by 100% of the common stock of
The Bank of Fitzgerald and 100% of the
common stock of The Bank of Worth.  Effective
interest rate of 8.25% as of March 31, 1996.        1,185            1,237
                                                   ------           ------

                                                   $2,252           $2,504
                                                   ======           ======

Maturities of borrowed money for the next five years as of March 31, 1996:

                    YEAR          AMOUNT

                    1996            $422
                    1997             129
                    1998             267
                    1999             267
                    2000             -0-
                    Thereafter       -0-
                                    ----
                                  $2,252
                                  ======


(10) PROFIT SHARING PLAN
- ------------------------

The Company has a profit sharing plan that covers substantially all employees who meet certain age and service requirement. It is the Company's policy to make contributions to the plan as approved annually by the board of directors.


(11) COMMITMENTS AND CONTINGENT LIABILITIES
- -------------------------------------------

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

Following is an analysis of significant off balance sheet financial instruments:

                                   March 31, 1996  December 31, 1995  March 31, 1995
                                   --------------  -----------------  --------------

Commitments to extend credit           $28,430            $17,753         $26,199
Standby letters of credit                3,383              3,499           4,878
                                       -------            -------         -------
                                       $31,813            $21,252         $31,077
                                       =======            =======         =======


- ---------------------------------------------------------

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


(12) EARNINGS PER SHARE
- -----------------------

Earnings per share are calculated on the basis of the weighted average number of shares outstanding.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION


LIQUIDITY AND CAPITAL RESOURCES

Liquidity represents the ability to provide adequate sources of funds for funding loan commitments and investment activities, as well as the ability to provide sufficient funds to cover deposit withdrawals, payment of debt and financing of operations. These funds are obtained by converting assets to cash (representing primarily proceeds from collections on loans and maturities of
investment securities) or by attracting and obtaining new deposits.   During
first quarter 1996, the Company was successful in meeting its liquidity needs with deposits decreasing $7,065,000 from December 31, 1995 by converting Federal
Funds into cash.   Federal Funds decreased 54.94% to $10,960,000 at March 31,
1996 from $24,325,000 at December 31, 1995.

The Company's liquidity position remained acceptable for first quarter 1996. Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, funds sold and investment securities) represented 29.61% of average deposits in first quarter, 1996 as compared to 28.45% in first quarter, 1995 and 26.82% for calendar year 1995. Average loans represented 77.02% of average deposits in first quarter, 1996 as compared to 76.81% in first quarter, 1995 and 79.09% for calendar year 1995. Average interest-bearing deposits were 88.09% of average earning assets in first quarter, 1996 as compared to 88.38% in first quarter, 1995 and 87.91% for calendar year 1995.

The Company satisfies most of its capital requirements through retained earnings. During first quarter, 1996, retained earnings provided $601,000 of
increase in equity.   Additionally, equity capital decreased by $101,000
resulting from the change during first quarter 1996 in unrealized losses on securities available for sale, net of taxes. Thus, total equity increased by a net amount of $500,000 in first quarter, 1996. This compares to growth in equity of $1,102,000 in first quarter, 1995 and $4,305,000 for the 1995 calendar year.

At March 31, 1996, total capital of Colony amounted to approximately $21,555,000. At March 31, 1996, there were no outstanding commitments for any major expenditures.

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

Using the capital requirements presently in effect, the Tier 1 ratio at March 31, 1996 was 10.07% and total Tier 1 and 2 risk-based capital was 11.33%. Both of these measures compare favorably with the regulatory minimums of 4% for Tier 1 and 8% for total risk-based capital. The Company's leverage ratio at March 31, 1996 was 7.77% which exceeds the required leverage ratio standard of 4%.

In first quarter, 1996, the Company paid quarterly dividends of $.075.   The
dividend payout ratio, defined as dividends per share divided by net income per share, was 13.89% as compared to $.075 for first quarter, 1995 and a dividend payout ratio of 10.79%.

At March 31, 1996, management was not aware of any recommendations by regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources or operations. However, it is possible that examinations by regulatory authorities in the future could precipitate additional loss charge-offs which could materially impact the Company's liquidity, capital resources and operations.

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

Net income for the three months ended March 31, 1996 was $698,000 as compared to $847,000 for the three months ended March 31, 1995, or a decrease of 17.59%. First quarter 1996 earnings were lower compared to first quarter 1995 primarily due to a reduction in our net interest margin and an increase in our provision for loan losses as we continue to address problem loans and maintain our bad debt reserve at adequate levels.

The net interest margin decreased by 79 points to 4.72% in first quarter 1996 as compared to 5.51% in first quarter 1995. This reduction in our net interest margin resulted in net interest income decreasing by 4.95% to $2,978,000 in first quarter, 1996 from $3,133,000 for the same period in 1995. Average earning assets increased to $255,605,000 in first quarter, 1996 from $230,317,000 in first quarter, 1995. Average loans increased by $16,036,000 or 9.25%, average Federal Funds sold increased by $11,715,000 or 158.31%, average investment securities decreased by $871,000 or 1.82% and average interest-bearing deposits in other banks decreased by $1,592,000 or 92.13%, resulting in a net increase in average assets of $25,288,000 or 10.98%.

The net increase in average earning assets was funded by a net increase in average deposits of 9.90% to $245,972,000 for first quarter, 1996 from $223,822,000 for first quarter, 1995. Average interest-bearing deposits increased by 10.40% to $222,226,000 at March 31, 1996 compared to $201,285,000 at March 31, 1995, while average noninterest-bearing deposits represented 9.92% of total deposits at March 31, 1996 compared to 10.79% at March 31, 1995 and 9.93% at December 31, 1995.

Interest expense increased for the three months ended March 31, 1996 by $614,000 compared to the same period in 1995. The increase in interest expense is primarily attributable to the increase in interest rates in 1996 as compared to 1995 and the increase in our average interest-bearing deposits to $222,226,000 at March 31, 1996 compared to $201,285,000 at March 31, 1995. The combination of the reduced net interest margin, increased average earning assets along with increased higher rates on interest bearing deposits resulted in a decrease in net interest income of $155,000 for the three months ended March 31, 1996 compared to the same period in 1995.

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due and other loans that management believes requires attention.

The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at a level management has determined to be adequate. The provision for loan losses was $639,000 for the three months ended March 31, 1996 as compared to $377,000 for the same period in 1995 representing an increase in the provision of $262,000 or 69.50%. The increase in provision for loan losses during first quarter 1996 was necessitated by the Company's continued efforts to address problem loans and to provide an adequate loan loss reserve for future losses. Net loan charge-offs represented 121.44% of the provision for loan losses in the first quarter of 1996 as compared to 42.17% in the first quarter of 1995. Charge-offs in the first quarter of 1996 are attributable to weakness in the local market and in particular to the agricultural sector which had a difficult year in 1995. Net loan charge-offs for the three months ended March 31, 1996 represented 0.42% of average loans outstanding as compared to 0.09% for three months ended March 31, 1995. At March 31, 1996, the allowance for loan losses was 1.94% of total loans outstanding as compared to an allowance for loan losses of 1.82% at March 31, 1995 and 2.06% at December 31, 1995. The determination of the reserve rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management considers the March 31, 1996 allowance for loan losses adequate to cover potential losses in the loan portfolio.

Non-interest income consists principally of service charges on deposit accounts. Service charges on deposit accounts amounted to $390,000 in first quarter, 1996 compared to $381,000 in first quarter, 1995, or an increase of 2.36%. All other non-interest income increased by $53,000 to $249,000 for first quarter 1996 from $196,000 for first quarter 1995, or an increase of 27.04%. The increase in other non-interest income was primarily attributable to a recovery realized on the sale of other real estate of approximately $51,000 during the quarter.

Non-interest expense decreased by 4.88% to $1,969,000 in three months ended March 31, 1996 from $2,070,000 in the same period in 1995. Salaries and employee benefits increased by 2.39% to $1,072,000 in first quarter, 1996 from $1,047,000 in first quarter 1995. All other non-interest expense decreased by 12.32% to $897,000 in first quarter 1996 from $1,023,000 in first quarter 1995. This decrease was primarily attributable to a reduction in FDIC insurance assessment of $113,000 to $27,000 for first quarter 1996 from $140,000 for first quarter 1995.

Income before taxes decreased by $259,000 to $1,012,000 in first quarter 1996 from $1,271,000 in first quarter 1995. The decrease for the three months ended March 31, 1996 is primarily attributable to the increased provision for loan losses and reduced net interest margin. Income taxes as a percentage of income before taxes decreased by 6.98% to 31.03% in first quarter, 1996 as compared to 33.36% in first quarter, 1995 due to lower net interest income. Income tax expense decreased 25.94% to $314,000 in first quarter 1996 as compared to $424,000 in first quarter, 1995.

The Bank of Fitzgerald is operating under a Memorandum of Understanding dating back to October, 1992 that was revised in October, 1995 due to portions of the old Memorandum of Understanding not being relevant to the bank's current situation. The current Memorandum requires that the Bank maintain specified minimum capital ratios and minimum reserves for loan losses. The Bank of Fitzgerald was in substantial compliance with the provisions of the Memorandum of Understanding at March 31, 1996.



LIQUIDITY
- ---------

The Company's goals with respect to liquidity are to insure that sufficient funds are available to meet current operating requirements, to provide reserves against unforeseen liquidity requirements. Management continuously reviews the Company's liquidity position, which is maintained on a basis consistent with established internal guidelines and the tests and reviews of the various regulatory authorities. The Company's primary liquidity sources at March 31, 1996 included cash, due from banks, federal funds and short-term investment securities. The Company also has the ability, on a short-term basis, to borrow funds from the Federal Reserve System and to invest in federal funds sold from other financial institutions. The mix of asset maturities contributes to the company's overall liquidity position.


CERTAIN TRANSACTIONS
- --------------------

In the normal course of business, officers and directors of the Banks, and certain business organizations and individuals associated with them, maintain a variety of banking relationships with the bank. Transactions with senior officers and directors are made on terms comparable to those available to other bank customers.

                                    BUSINESS


GENERAL
- -------

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

                          PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

A.   Exhibits - None

B. There have been no reports filed on Form 8-K for the quarter ended March 31, 1996.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         COLONY BANKCORP, INC.


     May 8, 1996                         /s/ James D. Minix
- ---------------------------              --------------------------------
DATE                                     James D. Minix, President and
                                         Chief Executive Officer


                                         /s/ Terry L. Hester
                                         ---------------------------------
                                         Terry L. Hester, Executive Vice
                                         President and
                                         Chief Financial Officer