Form 10QSB
period 1996-06-30
COLONY BANKCORP INC
filed 1996-08-13
CIK 711669

                      SECURITIES & EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                  FORM 10-QSB

         QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

  FOR QUARTER ENDED JUNE 30, 1996               COMMISSION FILE NUMBER 0-12436

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

YES     X      NO
     -------     ------
INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE CLOSE OF THE PERIOD COVERED BY THIS REPORT.


          CLASS                            OUTSTANDING AT JUNE 30, 1996
          -----                            ----------------------------
COMMON STOCK, $10 PAR VALUE                           1,291,110

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
- --------------------

THE FOLLOWING FINANCIAL STATEMENTS ARE PROVIDED FOR COLONY BANKCORP, INC. AND
SUBSIDIARIES: THE BANK OF FITZGERALD, ASHBURN BANK, COMMUNITY BANK OF WILCOX, THE BANK OF DODGE COUNTY, AND THE BANK OF WORTH.

    A.   CONSOLIDATED BALANCE SHEETS - JUNE 30, 1996 AND DECEMBER 31, 1995.

    B. CONSOLIDATED STATEMENTS OF INCOME - FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995 AND FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995.

    C. CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION - FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995.

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN EXAMINED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1996 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

                     COLONY BANKCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1996 AND DECEMBER 31, 1995
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

ASSETS                                                         JUNE 30, 1996   DECEMBER 31, 1995
                                                               --------------  ------------------

Cash and Balances Due from Depository
   Institutions (Note 2)                                            $  7,890            $  9,517
Federal Funds Sold                                                     8,590              24,325
Investment Securities (Aggregate Fair Value
   of $50,890 and $45,917 Respectively) (Note 3)                      51,012              46,023
Loans (Notes 4 and 5)                                                201,561             188,396
Allowance for Loan Losses                                             (4,157)             (3,885)
Unearned Interest and Fees                                                (9)                (11)
                                                                    --------            --------
         Total Loans                                                 197,395             184,500

Premises and Equipment (Note 6)                                        5,625               5,624
Other Real Estate                                                      2,521               1,721
Other Assets                                                           6,974               6,858
                                                                    --------            --------

         TOTAL ASSETS                                               $280,007            $278,568
                                                                    ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Noninterest-Bearing                                              $ 23,817            $ 25,152
   Interest-Bearing (Note 8)                                         227,649             228,091
                                                                    --------            --------
         Total Deposits                                              251,466             253,243

Borrowed Money:
   Federal Funds Purchased                                              1360                 -0-
   Other Borrowed Money (Note 9)                                       3,400               2,504
                                                                    --------            --------
         Total Borrowed Money                                          4,760               2,504

Other Liabilities                                                      1,911               1,766

Commitments and Contingencies (Note 11)

Stockholders' Equity:
   Common  Stock, Par Value $10 a Share; Authorized
   5,000,000 shares, Issued 1,291,110 shares as of June 30,
   1996 and December 31, 1995 Respectively                            12,911              12,911
Paid-In Capital                                                        1,117               1,117
Retained Earnings                                                      8,410               7,203
Net Unrealized Loss on Securities Available for Sale,
   Net of Tax Benefit of $194 in 1996 and $20 in 1995                   (568)               (176)
                                                                    --------            --------
         Total Stockholders'' Equity                                  21,870              21,055
                                                                    --------            --------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $280,007            $278,568
                                                                    ========            ========

The accompanying notes are an integral part of these balance sheets.

                    COLONY BANKCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME


                   THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                  AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                                               6/30/96       6/30/95       6/30/96      6/30/95
                                                             ----------    ----------    ----------    ---------
Interest Income:
 Loans, including fees                                       $    5,185    $    5,269    $   10,256   $    9,988
 Federal Funds Sold                                                 157           126           416          229
 Deposits with Other Banks                                            1            15             4           33
 Investment Securities:
 U.S. Treasury & Federal Agencies                                   693           605         1,310        1,248
 State, County and Municipal                                         53            65           108          123
                                                             ----------    ----------    ----------   ----------
  Total Interest Income                                           6,089         6,080        12,094       11,621
                                                             ----------    ----------    ----------   ----------

Interest Expense:
 Deposits                                                         2,945         2,707         5,900        5,021
 Federal Funds Purchased                                              1            13             3           29
 Other Borrowed Money                                                74            84           145          162
                                                             ----------    ----------    ----------   ----------
  Total Interest Expense                                          3,020         2,804         6,048        5,212
                                                             ----------    ----------    ----------   ----------

Net Interest Income                                               3,069         3,276         6,046        6,409
Provision for Loan Losses                                           491           810         1,130        1,187
                                                             ----------    ----------    ----------   ----------
Net Interest Income After Provision                               2,578         2,466         4,916        5,222
                                                             ----------    ----------    ----------   ----------

Noninterest Income:
 Service Charge on Deposits                                         411           377           801          758
 Other Income                                                       192           138           418          334
 Security Gains, net                                                  0            10             3           18
                                                             ----------    ----------    ----------   ----------
  Total Noninterest Income                                          603           525         1,222        1,110
                                                             ----------    ----------    ----------   ----------

Noninterest Expense:
 Salaries and Employee Benefits                                   1,193         1,133         2,265        2,180
 Occupancy and Equipment                                            258           263           498          524
 Other Operating Expenses                                           707           788         1,340        1,550
                                                             ----------    ----------    ----------   ----------
  Total Noninterest Expense                                       2,158         2,184         4,103        4,254
                                                             ----------    ----------    ----------   ----------

Income Before Income Taxes                                   $    1,023    $      807    $    2,035   $    2,078
Income Taxes                                                        320           257           634          681
                                                             ----------    ----------    ----------   ----------
Net Income                                                   $      703    $      550    $    1,401   $    1,397
                                                             ==========    ==========    ==========   ==========

Net Income Per Share of Common Stock                              $0.54         $0.45         $1.09        $1.15
                                                             ==========    ==========    ==========   ==========

Weighted Average Shares Outstanding                           1,291,110     1,216,110     1,291,110    1,216,110
                                                             ==========    ==========    ==========   ==========

The accompanying notes are an integral part of these statements

                    COLONY BANKCORP, INC. AND  SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                 1996        1995
                                                              ----------  ----------
CASH FLOW FROM OPERATING ACTIVITIES

Net income (loss)                                             $   1,401   $   1,397
Adjustments to reconcile net income to net cash provided
   by operating activities:
   (Gain) loss on sale of investment securities                      (3)        (18)
Depreciation                                                        227         260
Provision for loan losses                                         1,130       1,187
Amortization of excess costs                                         24          24
Other prepaids, deferrals and accruals, net                        (765)     (1,323)
                                                              ---------   ---------
         Total Adjustments                                    $     613   $     130
                                                              ---------   ---------
         Net cash provided by operating activities            $   2,014   $   1,527
                                                              ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of securities available for sale                    $ (11,528)  $  (5,290)
Proceeds from sales of securities available for sale                498       2,908
Proceeds from maturities of securities available for sale         5,371       5,454
Purchase of securities held for investment                          -0-         -0-
Proceeds from maturities of securities held for investment           36         289
Proceeds from sales of securities held for investment               -0-         -0-
Decrease (Increase) in interest-bearing deposits in banks            99       1,882
(Increase) in loans                                             (14,023)    (21,383)
Purchase of premises and equipment                                 (213)       (343)
                                                              ---------   ---------
         Net cash (used in) investing activities              $ (19,760)  $ (16,483)
                                                              ---------   ---------

CASH FLOW FROM FINANCING ACTIVITIES

Net (decrease) increase in deposits                           $  (1,777)  $  11,146
Net increase in short-term borrowings and Federal Funds
   Purchased                                                      2,560       1,680
Dividends paid                                                     (194)       (170)
Net (decrease) increase in long-term borrowings                    (304)       (104)
                                                              ---------   ---------
         Net cash provided by financing activities            $     285   $  12,552
                                                              ---------   ---------

Net increase (decrease) in cash and cash equivalents            (17,461)     (2,404)
Cash and cash equivalents at beginning of period                 33,743      15,343
                                                              ---------   ---------
Cash and cash equivalents at end of period                    $  16,282   $  12,939




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

Securities available for sale are measured at fair value with unrealized gains and losses reported net of deferred taxes as a separate component of stockholders' equity. Fair value represents an approximation of realizable value as of June 30, 1996 and December 31, 1995. Realized and unrealized gains and losses are determined using the specific identification method.


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

Depreciation is charged to operations over the estimated useful lives of the assets. The estimated useful lives and methods of depreciation are as follows:

    DESCRIPTION            LIFE IN YEARS             METHOD
    -----------            -------------             ------
Banking Premises                15-40     Straight-Line and Accelerated
Furniture and Equipment          5-10     Straight-Line and Accelerated

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


STOCKHOLDERS' EQUITY

Banking regulations impose minimum capital levels in relation to assets. To be considered "well capitalized," a financial institution must generally have a leverage ratio of at least 5 percent, a tier 1 risk-based capital ratio of a least 6 percent and a total risk-based capital ratio of at least 10 percent. As of June 30, 1996, the Company is in compliance with its minimum regulatory capital requirements and is considered "well capitalized" as defined by FDICIA.


(2) CASH AND BALANCES DUE FROM DEPOSITORY INSTITUTIONS
- ------------------------------------------------------

Components of cash and balances due from depository institutions at June 30, 1996 and December 31, 1995 are as follows:

                                                 June 30, 1996  December 31, 1995
                                                 -------------  -----------------
Cash on Hand and Cash Items                           $2,317           $3,299
Noninterest-Bearing Deposits with Other Banks          5,375            6,119
Interest-Bearing Deposits with Other Banks               198               99
                                                      ------           ------
                                                      $7,890           $9,517
                                                      ======           ======

(3) INVESTMENT SECURITIES
- -------------------------

Investment securities as of June 30, 1996 are summarized as follows:

                                      Gross         Gross
                                    Amortized    Unrealized     Unrealized    Fair
                                       Cost         Gains         Losses      Value
Securities Available for Sale:
 U.S. Treasury                      $   497          $-0-         $ -0-     $   497
U.S. Government Agencies:
 Mortgage-Backed                     19,256            31          (294)     18,993
 Other                               23,563             9          (353)     23,219
State, County & Municipal             3,012            51           (16)      3,047
The Banker's Bank Stock                  50           -0-           -0-          50
Federal Home Loan Bank Stock            250           -0-           -0-         250
Marketable Equity Securities          1,130           -0-          (191)        939
                                    -------       -------         -----     -------
                                   $ 47,758       $    91         $(854)    $46,995
                                    =======       =======         =====     =======

Securities Held to Maturity:
 U.S. Government Agencies           $ 2,149          $-0-         $ (46)    $ 2,103
 State, County and Municipal          1,868           -0-           (76)      1,792
                                    -------       -------         -----     -------
                                    $ 4,017          $-0-         $(122)    $ 3,895
                                    =======       =======         =====     =======

- -------------------------------------

The amortized cost and fair value of investment securities as of June 30, 1996 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                      SECURITIES
                                                                  AVAILABLE FOR SALE              HELD TO MATURITY
                                                              AMORTIZED            FAIR        AMORTIZED          FAIR
                                                                COST              VALUE          COST             VALUE
Due in One Year or Less                                       $ 9,454            $ 9,449        $  145          $   145
Due After One Year Through Five Years                          13,659             13,460         3,176            3,100
Due After Five Years Through Ten Years                          3,853              3,754           100               96
Due After Ten Years                                               106                100           596              554
                                                              -------            -------        ------          -------
                                                               27,072             26,763         4,017            3,895

Federal Home Loan Bank Stock                                      250                250
The Banker's Bank Stock                                            50                 50
Marketable Equity Securities                                    1,130                939
Mortgage-Backed Securities                                     19,256             18,993
                                                              -------            -------
                                                              $47,758            $46,995        $4,017          $ 3,895
                                                              =======            =======        ======          =======

Investment securities as of December 31, 1995 are summarized as follows:

                                                                       Gross          Gross
                                                        Amortized    Unrealized     Unrealized     Fair
                                                          Cost          Gains         Losses      Value
Securities Available for Sale:
U.S. Government and Agencies                             $15,438      $    72        $  (29)     $15,481
Mortgage-Backed Securities                                22,210           81          (255)      22,036
State, County & Municipal                                  3,065           81            (8)       3,138
Marketable Equity Securities                               1,430          -0-          (138)       1,292
                                                         -------      -------        ------      -------
                                                         $42,143      $   234        $ (430)     $41,947
                                                         =======      =======        ======      =======

Securities Held to Maturity:
U.S. Government and Agencies                             $ 2,150      $   -0-        $  (24)     $ 2,126
State, County and Municipal                                1,926          -0-           (82)       1,844
                                                         -------      -------        ------      -------
                                                         $ 4,076      $   -0-        $ (106)     $ 3,970
                                                         =======      =======        ======      =======

Investment securities having a carrying value approximating $26,115 and $29,163 as of June 30, 1996 and December 31, 1995, respectively, were pledged to secure public deposits and for other purposes.

(4) LOANS
- ---------

The composition of loans as of June 30, 1996 and December 31, 1995 was as follows:

                                                                   June 30, 1996    December 31, 1995
                                                                   -------------    -----------------
Loans Secured by Real Estate
 Construction and Land Development                                    $    848            $   371
 Secured by Farmland (Including Farm Residential and
  Other Improvements)                                                   25,853             23,441
 Other                                                                  88,644             89,797
Loans to Finance Agricultural Production and Other Loans
 to Farmers                                                             24,009             17,244
Commercial and Industrial Loans (U.S. Addresses)                        15,626             13,907
Loans to Individuals for Household, Family and Other Personal
 Expenditures                                                           37,632             36,393
All Other Loans                                                          8,949              7,243
                                                                      --------            -------
                                                                      $201,561           $188,396
                                                                      ========            =======

Nonaccrual loans are loans for which principal and interest are doubtful of collection in accordance with original loan terms and for which accruals of interest have been discontinued due to payment delinquency. Nonaccrual loans totaled $6,321 and $5,229 as of June 30, 1996 and December 31, 1995, respectively. On June 30, 1996, the Company had 90 day past due loans with principal balances of $620 and restructured loans with principal balances of $322 that were not on non-accrual or past due 90 days or more.

Effective January 1, 1995, Colony Bankcorp, Inc. recognized impaired loans as nonaccrual loans delinquent in excess of 120 days for which collateral values were insufficient to recover outstanding principal and interest under original loan terms. Impaired loan data as of June 30, 1996 and December 31, 1995 was as follows:

Total Investment in Impaired Loans         $245
Less Allowance for Impaired Loan Losses     (10)
                                           ----
Net Investment, March 31, 1996             $235
                                           ====
Total Investment in Impaired Loan           517
Less Allowance for Impaired Loan Losses     (39)
                                           ----
Net Investment, December 31, 1995          $478
                                           ====


(5) ALLOWANCE FOR LOAN LOSSES
- -----------------------------

Transactions in the allowance for loan losses are summarized below for six months ended June 30, 1996 and June 30, 1995 as follows:

                                                June 30, 1996    June 30, 1995
                                                --------------   --------------
Balance, Beginning                                  $ 3,885         $ 3,029
   Provision Charged to Operating Expenses            1,130           1,187
   Loans Charged Off                                 (1,450)         (1,170)
   Loan Recoveries                                      592             269
                                                    -------         -------
Balance, Ending                                     $ 4,157         $ 3,315
                                                    =======         =======

(6) PREMISES AND EQUIPMENT
- --------------------------

Premises and equipment are comprised of the following as of June 30, 1996 and December 31, 1995:

                                        June 30, 1996     December 31, 1995
                                        --------------    ------------------

Land                                       $   848             $   838
Building                                     4,779               4,791
Furniture, Fixtures and Equipment            4,350               4,267
Leasehold Improvements                          17                  17
                                           -------             -------
                                             9,994               9,913
Accumulated Depreciation                    (4,369)             (4,289)
                                           -------             -------
                                           $ 5,625             $ 5,624
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


(8) DEPOSITS
- ------------

Components of interest-bearing deposits as of June 30, 1996 and December 31, 1995 are as follows:

                             June 30, 1996    December 31, 1995
                             -------------    -----------------

Interest-Bearing Demand         $ 44,541           $ 50,440
Savings                            9,998              9,856
Time, $100,000 and Over           50,152             48,111
Other Time                       122,958            119,684
                                --------           --------
                                $227,649           $228,091
                                ========           ========


(9) OTHER BORROWED MONEY
- ------------------------

Other borrowed money is comprised of the following as of June 30, 1996 and December 31, 1995:

                                                                      June 30, 1996    December 31, 1995
                                                                      -------------    -----------------
Advance agreement with Federal Home Loan Bank
of Atlanta, dated March 31, 1995, payable in full on
December 31, 1995.  Interest rate determined under the
fixed rate credit program.  Effective interest rate of 6.86%
as of December 31, 1995.                                                $    -0-          $   200

(9) OTHER BORROWED MONEY (CONTINUED)
- ------------------------------------

                                                                    June 30, 1996    December 31, 1995
                                                                    -------------    -----------------
Variable interest debentures payable, due in annual
payments of  $266,867, plus interest, on November 1,
1996 through November 1, 1999, collateralized by 100%
of the common stock of Ashburn Bank.  Effective interest
rate of 8.00% as of June 30, 1996.                                      $1,067              $1,067

Variable interest at prime note payable, due in annual
payments of $207,143 plus quarterly interest, balance
due December 19, 1997.  Collateralized by 100% of the
common stock of The Bank of Fitzgerald and 100% of the
common stock of The Bank of Worth.  Effective interest
rate of 8.25% as of June 30, 1996.                                       1,133               1,237
Advance agreement with Federal Reserve Bank of Atlanta
dated June 28, 1996, payable in full on July 1, 1996.  Interest determined under the fixed rate credit program.  Effective
interest rate of 5.375% as of June 30, 1996.                             1,200                -0-
                                                                    ----------            --------
                                                                        $3,400              $2,504
                                                                    ==========            ========

   Maturities of borrowed money for the next five years as of June 30, 1996:

               YEAR             AMOUNT

               1996            $1,570
               1997             1,296
               1998               267
               1999               267
               2000               -0-
               Thereafter         -0-
                            ---------
                               $3,400
                            =========

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

- -------------------------------------------------------

Following is an analysis of significant off balance sheet financial instruments:

                                        June 30, 1996    December 31, 1995   June 30, 1995
                                        -------------    -----------------   -------------

Commitments to extend credit              $22,757              $17,753          $17,759
Standby letters of credit                   3,268                3,499            4,938
                                          -------              -------          -------
                                          $26,025              $21,252          $22,697
                                          =======              =======          =======

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

Liquidity represents the ability to provide adequate sources of funds for funding loan commitments and investment activities, as well as the ability to provide sufficient funds to cover deposit withdrawals, payment of debt and financing of operations. These funds are obtained by converting assets to cash (representing primarily proceeds from collections on loans and maturities of
investment securities) or by attracting and obtaining new deposits.   For the
six months ended June 30, 1996, the Company was successful in meeting its liquidity needs with deposits decreasing $1,777,000 from December 31, 1995 by
converting Federal Funds into cash.   Federal Funds decreased 64.69% to
$8,590,000 at June 30, 1996 from $24,325,000 at December 31, 1995.

The Company's liquidity position remained acceptable for the six months ended June 30, 1996. Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, funds sold and investments securities) represented 28.96% of average deposits for six months ended June 30, 1996 as compared to 27.10% of average deposits for six months ended June 30, 1995 and 26.82% for calendar year 1995. Average loans represented 77.65% of average deposits for six months ended June 30, 1996 as compared to 77.92% for six months ended June 30, 1995 and 79.09% for calendar year 1995. Average interest-bearing
deposits were 87.01% of average earnings assets for six months ended   June 30,
1996 as compared to 87.14% for six months ended June 30, 1995 and 87.91% for calendar year 1995.

The Company satisfies most of its capital requirements through retained earnings. During first quarter 1996, retained earnings provided $601,000 of increase in equity and during second quarter 1996, retained earnings provided $606,000 of increase in equity. Additionally, equity capital decreased by $101,000 in first quarter 1996 and $291,000 in second quarter 1996, resulting from the change during the first two quarters of 1996 in unrealized losses on securities available for sale, net of taxes. Thus, total equity increased by a net amount of $815,000 for the six month period ended June 30, 1996. This compares to growth in equity of $1,102,000 in first quarter 1995 and $987,000 in second quarter 1995 for a total increase in equity of $2,089,000 for the six month period ended June 30, 1995 and $4,305,000 for the 1995 calendar year.

At June 30, 1996, total capital of Colony amounted to approximately $21,870,000. At June 30, 1996, there were no outstanding commitments for any major expenditures.

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

Using the capital requirements presently in effect, the Tier 1 ratio at June 30, 1996 was 10.03% and total Tier 1 and 2 risk-based capital was 11.29%. Both of these measures compare favorably with the regulatory minimums of 4% for Tier 1 and 8% for total risk-based capital. The Company's leverage ratio at June 30, 1996 was 7.89% which exceeds the required leverage ratio standard of 4%.

In first and second quarter 1996, the Company paid dividends of $0.15.   The
dividend payout ratio, defined as dividends per share divided by net income per share, was 13.76% as compared to $0.15 for six month period ended June 30, 1995 and a dividend payout ratio of 13.04%.

At June 30, 1996, management was not aware of any recommendations by regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources or operations. However, it is possible that examinations by regulatory authorities in the future could precipitate additional loss charge-offs which could materially impact the Company's liquidity, capital resources and operations.

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

Net income for the three months ended June 30, 1996 was $703,000 as compared with $550,000 for the three months ended June 30, 1995, or an increase of 27.82% and net income for the six months ended June 30, 1996 was $1,401,000 as compared with $1,397,000 for the six months ended June 30, 1995, or an increase of 0.29%. Second quarter 1996 earnings increased significantly over the same period in 1995 primarily due to a reduction in the bad debt provision to $491,000 in second quarter 1996 compared to $810,000 in second quarter 1995. The Company experienced a reduction in its net interest margin with a decrease in its net overhead expense to realize flat earnings for the six month period ended June 30, 1996 compared to the same period in 1995.

The net interest margin decreased by 40 basis points to 4.83% in second quarter 1996 as compared to 5.23% in second quarter 1995 and decreased by 59 basis points to 4.78% for six months ended June 30, 1996 as compared to 5.37% for the same period in 1995. Net interest income decreased by 6.32% to $3,069,000 in second quarter 1996 from $3,276,000 for the same period in 1995 on an increase in average earning assets to $258,528,000 in second quarter 1996 from $240,818,000 in the same period in 1995. Net interest income decreased by 5.66% to $6,046,000 for six months ended June 30, 1996 from $6,409,000 for the same period in 1995 on an increase in average earnings assets to $257,045,000 for six months ended June 30, 1996 from $235,893,000 in the same period in 1995. For the six months ended June 30, 1996 compared to the same period in 1995, average loans increased by $11,576,000 or 6.42%, average funds sold increased by $7,865,000 or 102.38%, average investment securities increased by $2,669,000 or 5.72% and average interest-bearing deposits in other banks decreased by $957,000 or 87.96%, resulting in a net increase in average earning assets of $21,152,000 or 8.97%.

The net increase in average earning assets was funded by a net increase in average deposits of 8.22% to $247,325,000 for six months ended June 30, 1996 from $228,538,000 for the same period in 1995. Average interest-bearing deposits increased by 8.81% to $223,668,000 for six months ended June 30, 1996, compared to $205,558,000 for six months ended June 30, 1995, while average noninterest-bearing deposits represented 9.57% of average total deposits for six months ended June 30, 1996 as compared to 10.15% for the same period in 1995 and 9.93% for calendar year 1995.

Interest expense increased for the three months ended June 30, 1996 by $216,000 compared to the same period in 1995 and increased by $836,000 for the six months ended June 30, 1996 compared to the same period in 1995. The increase in interest expense is primarily attributable to the increase in interest rates in 1996 as compared to 1995 and the increase in our average interest-bearing deposits to $223,668,000 for six months ended June 30, 1996 compared to $205,558,000 for six months ended June 30, 1995. The combination of the reduced net interest margin, increased average earnings assets along with increased rates on interest-bearing deposits resulted in a decrease in net interest income of $207,000 for the three months ended June 30, 1996 compared to the same period in 1995 and a decrease of $363,000 for the six months ended June 30, 1996 compared to the same period in 1995.

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due and other loans that management believes requires attention.

The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at a level management has determined to be adequate. The provision for loan losses was $491,000 for the three months ended June 30, 1996 as compared to $810,000 for the same period in 1995 representing a decrease in the provision of $319,000 or 39.38%. The provision for loan losses was $1,130,000 for the six months ended June 30, 1996 compared to $1,187,000 for the same period in 1995 representing a decrease of $57,000 or 4.80%. Net loan charge-offs represented 16.70% of the provision for loan losses in second quarter 1996 as compared to 91.73% in second quarter 1995.

Net loan charge-offs represented 75.93% of the provision for loan losses in the six month period ended June 30, 1996 and 75.99% of the provision for loan losses in the six month period ended June 30, 1995. Charge-offs in both periods are attributable to weakness in the local market and in particular to the agricultural sector which experienced a difficult year in 1995 due to poor weather conditions. During the first six months of 1996 and 1995, a net of $858,000 and $902,000 was charged off. Net loan charge-offs for six months ended June 30, 1996 represented 0.45% of average loans outstanding as compared to 0.50% for six months ended June 30, 1995. At June 30, 1996 the allowance for loan losses was 2.06% of total loans outstanding as compared to an allowance for loan losses of 1.70% at June 30, 1995 and 2.06% at December 31, 1995. The determination of the reserve rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management considers the June 30, 1996 allowance for loan losses adequate to cover potential losses in the loan portfolio.

Non-interest income consists principally of service charges on deposit accounts. Service charges on deposit accounts amounted to $411,000 in second quarter 1996 compared to $377,000 in second quarter 1995, or an increase of 9.02% and amounted to $801,000 for six months ended June 30, 1996 compared to $758,000 for six months ended June 30, 1995, or an increase of 5.67%. All other non-interest income increased by $44,000 to $192,000 for second quarter 1996 from $148,000 for second quarter 1995 and all other non-interest income increased by $69,000 to $421,000 for six months ended June 30, 1996 from $352,000 for six months ended June 30, 1995. The increase in other non-interest income was primarily attributable to a recovery realized on the sale of other real estate of approximately $58,000 during the period.

Non-interest expense decreased by 1.19% to $2,158,000 for three months ended June 30, 1996 from $2,184,000 in the same period in 1995. Salaries and benefits increased by 5.30% to $1,193,000 in second quarter 1996 from $1,133,000 in
second quarter 1995.    All other non-interest expense decreased by 8.18% to
$965,000 in second quarter 1996 from $1,051,000 in second quarter 1995. Non-interest expense decreased by 3.55% to $4,103,000 for six month period ended June 30, 1996 compared to $4,254,000 for the same period in 1995. This decrease was primarily attributable to a reduction in FDIC insurance premiums of $223,000 to $58,000 for six month period ended June 30, 1996 from $281,000 for the same period in 1995.

Income before taxes increased by $216,000 to $1,023,000 in second quarter 1996 from $807,000 in second quarter 1995 and decreased by $43,000 to $2,035,000 for six months ended June 30, 1996 from $2,078,000 for the same period in 1995. The increase for the three months ended June 30, 1996 is primarily attributable to the decrease in the bad debt provision and reduced net interest margin. Income taxes as a percentage of income before taxes decreased by 1.79% to 31.28% in second quarter 1996 as compared to 31.85% in second quarter 1995 while income taxes as a percentage of income before taxes decreased by 4.94% to 31.15% for six month period ended June 30, 1996 as compared to 32.77% for the same period in 1995. Income tax expense decreased 6.90% to $634,000 for six months ended June 30, 1996 compared to $681,000 for the same period in 1995.

The Bank of Fitzgerald is operating under a Memorandum of Understanding dating back to October, 1992 that was revised in October, 1995 due to portions of the old Memorandum of Understanding not being relevant to the bank's current situation. The current Memorandum requires that the Bank maintain specified minimum capital ratios and minimum reserves for loan losses. The Bank of Fitzgerald was in substantial compliance with the provisions of the Memorandum of Understanding at June 30, 1996.



LIQUIDITY
- ---------

The Company's goals with respect to liquidity are to insure that sufficient funds are available to meet current operating requirements, to provide reserves against unforeseen liquidity requirements. Management continuously reviews the Company's liquidity position, which is maintained on a basis consistent with established internal guidelines and the tests and reviews of the various regulatory authorities. The Company's primary liquidity sources at June 30, 1996 included cash, due from banks, federal funds and short-term investment securities. The Company also has the ability, on a short-term basis, to borrow funds from the Federal Reserve System and to invest in federal funds sold from other financial institutions. The mix of asset maturities contributes to the company's overall liquidity position.

CERTAIN TRANSACTIONS
- --------------------

In the normal course of business, officers and directors of the Banks, and certain business organizations and individuals associated with them, maintain a variety of banking relationships with the bank. Transactions with senior officers and directors are made on terms comparable to those available to other bank customers.



                                    BUSINESS


GENERAL
- -------

The Company was organized in 1983 as a bank holding company through the merger of The Bank of Fitzgerald with a subsidiary of the Company. Since that time, The Bank of Fitzgerald, which was formed by principals of Colony Bankcorp, Inc. in 1976, has operated as a wholly-owned subsidiary of the Company. In April 1984, Colony Bankcorp, Inc. acquired Community Bank of Wilcox, and in November 1984, Ashburn Bank became a wholly-owned subsidiary of Colony Bankcorp, Inc. Colony Bankcorp, Inc. continued its growth with the acquisition of The Bank of Dodge County in September 1985. In August 1991, Colony Bankcorp, Inc. acquired The Bank of Worth.

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

                          PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------


The Annual Meeting of the Shareholders of the Company was held on April 23, 1996. At the Annual Meeting of the Shareholders, proxies were solicited under Regulation 14 of the Securities and Exchange Act of 1934. Total shares amounted to 1,291,110. A total of 795,649 shares (61.63%) were represented by Shareholders in attendance or by proxy. The following directors were elected unanimously to serve one year until the next annual meeting:

          Marion H. Massee, III       Ben B. Mills, Jr.
          Paul Branch, Jr.            James D. Minix
          Terry L. Coleman            Ralph D. Roberts, Jr.
          L. Morris Downing           W. B. Roberts, Jr.
          Terry L. Hester             R. Sidney Ross
          Milton N. Hopkins, Jr.      Joe K. Shiver
          Harold E. Kimball, Jr.

No other matters were voted upon by the shareholders.



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

A.   Exhibits - None

B. There have been no reports filed on Form 8-K for the quarter ended June 30, 1996.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  COLONY BANKCORP, INC.


       July 31, 1996              /s/ James D. Minix
- --------------------------------  ----------------------------------------------
DATE                              James D. Minix, President and
                                  Chief Executive Officer


                                  /s/ Terry L. Hester
                                  ----------------------------------------------
                                  Terry L. Hester, Executive Vice President and Chief Financial Officer