Form 10QSB
period 1996-09-30
COLONY BANKCORP INC
filed 1996-11-12
CIK 711669

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                  FORM 10-QSB

         QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

  FOR QUARTER ENDED SEPTEMBER 30, 1996          COMMISSION FILE NUMBER 0-12436

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

YES X  NO
   ---   ---

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE CLOSE OF THE PERIOD COVERED BY THIS REPORT.


          CLASS                            OUTSTANDING AT SEPTEMBER 30, 1996
          -----                            ---------------------------------
COMMON STOCK, $10 PAR VALUE                             1,291,110

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

THE FOLLOWING FINANCIAL STATEMENTS ARE PROVIDED FOR COLONY BANKCORP, INC. AND
SUBSIDIARIES: THE BANK OF FITZGERALD, ASHBURN BANK, COMMUNITY BANK OF WILCOX, THE BANK OF DODGE COUNTY, AND THE BANK OF WORTH.

    A. CONSOLIDATED BALANCE SHEETS - SEPTEMBER 30, 1996 AND DECEMBER 31, 1995.

    B. CONSOLIDATED STATEMENTS OF INCOME - FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995.

    C. CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION - FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995.

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN EXAMINED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1996 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

                     COLONY BANKCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

ASSETS                                                      SEPTEMBER 30, 1996   DECEMBER 31, 1995
                                                            -------------------  ------------------

Cash and Balances Due from Depository
   Institutions (Note 2)                                          $ 10,416            $  9,517
Federal Funds Sold                                                  10,610              24,325
Investment Securities (Aggregate Fair Value
   of $50,753 and $45,917 Respectively) (Note 3)                    50,838              46,023
Loans (Notes 4 and 5)                                              205,223             188,396
Allowance for Loan Losses                                           (4,523)             (3,885)
Unearned Interest and Fees                                              (9)                (11)
                                                                  --------            --------
         Total Loans                                               200,691             184,500

Premises and Equipment (Note 6)                                      5,887               5,624
Other Real Estate                                                    2,231               1,721
Other Assets                                                         7,901               6,858
                                                                  --------            --------

         TOTAL ASSETS                                             $288,574            $278,568
                                                                  ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Noninterest-Bearing                                            $ 25,550            $ 25,152
   Interest-Bearing (Note 8)                                       233,068             228,091
                                                                  --------            --------
         Total Deposits                                            258,618             253,243

Borrowed Money:
   Federal Funds Purchased                                             500                 -0-
   Other Borrowed Money (Note 9)                                     4,350               2,504
                                                                  --------            --------
         Total Borrowed Money                                        4,850               2,504

Other Liabilities                                                    2,385               1,766

Commitments and Contingencies (Note 11)

Stockholders' Equity:
   Common  Stock, Par Value $10 a Share; Authorized
   5,000,000 shares, Issued 1,291,110 shares as of
   September 30, 1996 and December 31, 1995 Respectively            12,911              12,911
Paid-In Capital                                                      1,117               1,117
Retained Earnings                                                    9,105               7,203
Net Unrealized Loss on Securities Available for Sale,
   Net of Tax Benefit of $112 in 1996 and $20 in 1995                 (412)               (176)
                                                                  --------            --------
         Total Stockholders'' Equity                                22,721              21,055
                                                                  --------            --------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $288,574            $278,568
                                                                  ========            ========

The accompanying notes are an integral part of these balance sheets.

                    COLONY BANKCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
               AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                             THREE MONTHS ENDED       NINE MONTHS ENDED
                                                             9/30/96     9/30/95     9/30/96     9/30/95
                                                            ----------  ----------  ----------  ----------

Interest Income:
 Loans, including fees                                      $    5,475  $    5,398  $   15,731  $   15,374
 Federal Funds Sold                                                 98         103         514         332
 Deposits with Other Banks                                           1           0           5          33
 Investment Securities:
 U.S. Treasury & Federal Agencies                                  691         616       2,001       1,864
 State, County and Municipal                                        60          56         168         179
                                                            ----------  ----------  ----------  ----------
  Total Interest Income                                          6,325       6,173      18,419      17,782
                                                            ----------  ----------  ----------  ----------

Interest Expense:
 Deposits                                                        3,050       3,004       8,950       8,025
 Federal Funds Purchased                                            24           4          27          33
 Other Borrowed Money                                               61          82         206         244
                                                            ----------  ----------  ----------  ----------
  Total Interest Expense                                         3,135       3,090       9,183       8,302
                                                            ----------  ----------  ----------  ----------

Net Interest Income                                              3,190       3,083       9,236       9,480
Provision for Loan Losses                                          400         851       1,530       2,038
                                                            ----------  ----------  ----------  ----------
Net Interest Income After Provision                              2,790       2,232       7,706       7,442
                                                            ----------  ----------  ----------  ----------

Noninterest Income:
 Service Charge on Deposits                                        424         391       1,225       1,149
 Other Income                                                      178         127         596         473
 Security Gains, net                                                 0           0           3          18
                                                            ----------  ----------  ----------  ----------
  Total Noninterest Income                                         602         518       1,824       1,640
                                                            ----------  ----------  ----------  ----------

Noninterest Expense:
 Salaries and Employee Benefits                                  1,092       1,048       3,357       3,228
 Occupancy and Equipment                                           264         276         762         800
 Other Operating Expenses                                          873         691       2,213       2,241
                                                            ----------  ----------  ----------  ----------
  Total Noninterest Expense                                      2,229       2,015       6,332       6,269
                                                            ----------  ----------  ----------  ----------

Income Before Income Taxes                                  $    1,163  $      735  $    3,198  $    2,813
Income Taxes                                                       371         228       1,005         909
                                                            ----------  ----------  ----------  ----------
Net Income                                                  $      792  $      507  $    2,193  $    1,904
                                                            ==========  ==========  ==========  ==========

Net Income Per Share of Common Stock                             $0.61       $0.42       $1.70       $1.57
                                                            ==========  ==========  ==========  ==========

Weighted Average Shares Outstanding                          1,291,110   1,216,110   1,291,110   1,216,110
                                                            ==========  ==========  ==========  ==========



The accompanying notes are an integral part of these statements

                    COLONY BANKCORP, INC. AND  SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                 1996        1995
                                                              ----------  ----------
CASH FLOW FROM OPERATING ACTIVITIES

Net income (loss)                                              $  2,193    $  1,904
Adjustments to reconcile net income to net cash provided
   by operating activities:
   (Gain) loss on sale of investment securities                      (3)        (18)
Depreciation                                                        346         390
Provision for loan losses                                         1,530       2,038
Amortization of excess costs                                         35          35
Other prepaids, deferrals and accruals, net                        (801)     (1,851)
                                                               --------    --------
         Total Adjustments                                     $  1,107    $    594
                                                               --------    --------
         Net cash provided by operating activities             $  3,300    $  2,498
                                                               --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of securities available for sale                     $(13,611)    $(7,339)
Proceeds from sales of securities available for sale                498       2,908
Proceeds from maturities of securities available for sale         7,779       6,275
Purchase of securities held for investment                          -0-         -0-
Proceeds from maturities of securities held for investment           98         335
Proceeds from sales of securities held for investment               -0-         -0-
Decrease (Increase) in interest-bearing deposits in banks           (99)      1,882
(Increase) in loans                                             (17,720)    (25,244)
Purchase of premises and equipment                                 (590)       (372)
                                                               --------    --------
         Net cash (used in) investing activities               $(23,645)   $(21,555)
                                                               --------    --------

CASH FLOW FROM FINANCING ACTIVITIES

Net (decrease) increase in deposits                            $  5,375    $ 18,288
Net increase in short-term borrowings and Federal Funds
   Purchased                                                      2,300       1,010
Dividends paid                                                     (291)       (261)
Net (decrease) increase in long-term borrowings                      46        (156)
                                                               --------    --------
         Net cash provided by financing activities             $  7,430    $ 18,881
                                                               --------    --------

Net increase (decrease) in cash and cash equivalents            (12,915)       (176)
Cash and cash equivalents at beginning of period                 33,743      15,343
                                                               --------    --------
Cash and cash equivalents at end of period                     $ 20,828    $ 15,167




SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    COLONY BANKCORP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------

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

Securities available for sale are measured at fair value with unrealized gains and losses reported net of deferred taxes as a separate component of stockholders' equity. Fair value represents an approximation of realizable value as of September 30, 1996 and December 31, 1995. Realized and unrealized gains and losses are determined using the specific identification method.


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


STOCKHOLDERS' EQUITY

Banking regulations impose minimum capital levels in relation to assets. To be considered "well capitalized," a financial institution must generally have a leverage ratio of at least 5 percent, a tier 1 risk-based capital ratio of a least 6 percent and a total risk-based capital ratio of at least 10 percent. As of September 30, 1996, the Company is in compliance with its minimum regulatory capital requirements and is considered "well capitalized" as defined by FDICIA.


(2) CASH AND BALANCES DUE FROM DEPOSITORY INSTITUTIONS
------------------------------------------------------

Components of cash and balances due from depository institutions at September 30, 1996 and December 31, 1995 are as follows:

                                                 September 30, 1996  December 31, 1995
                                                 ------------------  -----------------
Cash on Hand and Cash Items                             $ 2,847             $3,299
Noninterest-Bearing Deposits with Other Banks             7,371              6,119
Interest-Bearing Deposits with Other Banks                  198                 99
                                                        -------             ------
                                                        $10,416             $9,517
                                                        =======             ======

(3) INVESTMENT SECURITIES
-------------------------

Investment securities as of September 30, 1996 are summarized as follows:

                                               Gross       Gross
                                  Amortized  Unrealized  Unrealized    Fair
                                    Cost       Gains       Losses      Value
Securities Available for Sale:
 U.S. Treasury                     $   498       $ -0-       $ -0-    $   498
U.S. Government Agencies:
 Mortgage-Backed                    17,917          57        (211)    17,763
 Other                              24,311          17        (241)    24,087
State, County & Municipal            3,010          54          (7)     3,057
The Banker's Bank Stock                 50         -0-         -0-         50
Federal Home Loan Bank Stock           483         -0-         -0-        483
Marketable Equity Securities         1,130         -0-        (194)       936
                                   -------       -----       -----    -------
                                   $47,399       $ 128       $(653)   $46,874
                                   =======       =====       =====    =======

Securities Held to Maturity:
 U.S. Government Agencies          $ 2,149       $ -0-       $ (34)   $ 2,115
 State, County and Municipal         1,815         -0-         (51)     1,764
                                   -------       -----       -----    -------
                                   $ 3,964       $ -0-       $ (85)   $ 3,879
                                   =======       =====       =====    =======


-------------------------------------

The amortized cost and fair value of investment securities as of September 30, 1996 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                          SECURITIES

                                                                            AVAILABLE FOR SALE        HELD TO MATURITY
                                                                            AMORTIZED     FAIR        AMORTIZED    FAIR
                                                                               COST       VALUE          COST      VALUE

Due in One Year or Less                                                      $ 9,945     $ 9,953        $  645    $   640
Due After One Year Through Five Years                                         16,912      16,729         2,775      2,726
Due After Five Years Through Ten Years                                           856         860             0          0
Due After Ten Years                                                              106         100           544        513
                                                                             -------     -------        ------    -------
                                                                              27,819      27,642         3,964      3,879

Federal Home Loan Bank Stock                                                     483         483
The Banker's Bank Stock                                                           50          50
Marketable Equity Securities                                                   1,130         936
Mortgage-Backed Securities                                                    17,917      17,763
                                                                             -------     -------
                                                                             $47,399     $46,874        $3,964    $ 3,879
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
                                                                             =======     =======        ======    =======

Investment securities having a carrying value approximating $24,504 and $29,163 as of September 30, 1996 and December 31, 1995, respectively, were pledged to secure public deposits and for other purposes.

(4) LOANS
---------

The composition of loans as of September 30, 1996 and December 31, 1995 was as follows:

                                                                 September 30, 1996  December 31, 1995
                                                                 ------------------  -----------------
Loans Secured by Real Estate
 Construction and Land Development                                     $    816           $    371
 Secured by Farmland (Including Farm Residential and
  Other Improvements)                                                    25,104             23,441
 Other                                                                   89,372             89,797
Loans to Finance Agricultural Production and Other Loans
 to Farmers                                                              25,856             17,244
Commercial and Industrial Loans (U.S. Addresses)                         14,375             13,907
Loans to Individuals for Household, Family and Other Personal
 Expenditures                                                            41,530             36,393
All Other Loans                                                           8,170              7,243
                                                                       --------           --------
                                                                       $205,223           $188,396
                                                                       ========           ========

Nonaccrual loans are loans for which principal and interest are doubtful of collection in accordance with original loan terms and for which accruals of interest have been discontinued due to payment delinquency. Nonaccrual loans totaled $7,583 and $5,229 as of September 30, 1996 and December 31, 1995, respectively. On September 30, 1996, the Company had 90 day past due loans with principal balances of $223 and restructured loans with principal balances of $322 that were not on non-accrual or past due 90 days or more.

Effective January 1, 1995, Colony Bankcorp, Inc. recognized impaired loans as nonaccrual loans delinquent in excess of 120 days for which collateral values were insufficient to recover outstanding principal and interest under original loan terms. Impaired loan data as of September 30, 1996 and December 31, 1995 was as follows:

Total Investment in Impaired Loans         $245
Less Allowance for Impaired Loan Losses     (10)
                                           ----
Net Investment, September 30, 1996         $235
                                           ====
Total Investment in Impaired Loan           517
Less Allowance for Impaired Loan Losses     (39)
                                           ----
Net Investment, December 31, 1995          $478
                                           ====


(5) ALLOWANCE FOR LOAN LOSSES
-----------------------------

Transactions in the allowance for loan losses are summarized below for nine months ended September 30, 1996 and September 30, 1995 as follows:

                                              September 30, 1996   September 30, 1995
                                              -------------------  -------------------

Balance, Beginning                                  $ 3,885              $ 3,029
   Provision Charged to Operating Expenses            1,530                2,038
   Loans Charged Off                                 (1,714)              (1,291)
   Loan Recoveries                                      822                  359
                                                    -------              -------
Balance, Ending                                     $ 4,523              $ 4,135
                                                    =======              =======

(6) PREMISES AND EQUIPMENT
--------------------------

Premises and equipment are comprised of the following as of September 30, 1996 and December 31, 1995:

                                     September 30, 1996   December 31, 1995
                                     -------------------  ------------------
Land                                        $   896             $   838
Building                                      4,974               4,791
Furniture, Fixtures and Equipment             4,484               4,267
Leasehold Improvements                           17                  17
                                            -------             -------
                                             10,371               9,913
Accumulated Depreciation                     (4,484)             (4,289)
                                            -------             -------
                                            $ 5,887             $ 5,624
                                            =======             =======


(7) INCOME TAXES
----------------

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


(8) DEPOSITS
------------

Components of interest-bearing deposits as of September 30, 1996 and December 31, 1995 are as follows:

                           September 30, 1996  December 31, 1995
                           ------------------  -----------------
Interest-Bearing Demand          $ 41,435           $ 50,440
Savings                             9,908              9,856
Time, $100,000 and Over            53,079             48,111
Other Time                        128,646            119,684
                                 --------           --------
                                 $233,068           $228,091
                                 ========           ========


(9) OTHER BORROWED MONEY
------------------------

Other borrowed money is comprised of the following as of September 30, 1996 and December 31, 1995:

                                         September 30, 1996  December 31, 1995
                                         ------------------  -----------------

Advance agreement with Federal Home
Loan Bank of Atlanta, dated
March 31, 1995, payable in full on
December 31, 1995.  Interest rate
determined under the fixed rate credit
program.  Effective interest rate of
6.86% as of December 31, 1995.               $    -0-             $   200

------------------------------------

                                                                 September 30, 1996            December 31, 1995
                                                                 ------------------            -----------------

Variable interest debentures payable, due in annual
payments of $266,867, plus interest, on November 1,
1996 through November 1, 1999, collateralized by 100%
of the common stock of Ashburn Bank.  Effective interest
rate of 8.00% as of September 30, 1996.                              $1,067                          $1,067

Variable interest at prime note payable, due in annual
payments of $207,143 plus quarterly interest, balance
due December 19, 1997.  Collateralized by 100% of the
common stock of The Bank of Fitzgerald and 100% of the
common stock of The Bank of Worth.  Effective interest
rate of 8.25% as of September 30, 1996.                               1,081                           1,237

Advance agreement with Federal Home Loan Bank dated
September 26, 1996, payable in full on September 26, 1997.
Interest rate determined under the fixed rate credit program.
Effective  interest rate of 5.41% as of September 30, 1996.           2,000                             -0-

Variable interest at prime note payable, dated August 30, 1996 and payable in full on February 26, 1997.  Effective interest
rate of 8.25% as of September 30, 1996.                                 202                             -0-
                                                                     ------                          ------
                                                                     $4,350                          $2,504
                                                                     ======                          ======

Maturities of borrowed money for the next five years as of September 30, 1996:

               YEAR                 AMOUNT

               1996                 $  319
               1997                  3,497
               1998                    267
               1999                    267
               2000                    -0-
               Thereafter              -0-
                                    ------
                                    $4,350
                                    ======


(10) PROFIT SHARING PLAN
------------------------

The Company has a profit sharing plan that covers substantially all employees who meet certain age and service requirement. It is the Company's policy to make contributions to the plan as approved annually by the board of directors.


(11) COMMITMENTS AND CONTINGENT LIABILITIES
-------------------------------------------

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

-------------------------------------------------------

Following is an analysis of significant off balance sheet financial instruments:

                                        September 30, 1996  December 31, 1995  September 30, 1995
                                        ------------------  -----------------  ------------------

Commitments to extend credit                   $25,096            $17,753             $16,007
Standby letters of credit                        3,201              3,499               3,483
                                               -------            -------             -------
                                               $28,297            $21,252             $19,490
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


(12) EARNINGS PER SHARE
-----------------------

Earnings per share are calculated on the basis of the weighted average number of shares outstanding.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION


LIQUIDITY AND CAPITAL RESOURCES

Liquidity represents the ability to provide adequate sources of funds for funding loan commitments and investment activities, as well as the ability to provide sufficient funds to cover deposit withdrawals, payment of debt and financing of operations. These funds are obtained by converting assets to cash (representing primarily proceeds from collections on loans and maturities of
investment securities) or by attracting and obtaining new deposits.   For the
nine months ended September 30, 1996, the Company was successful in meeting its liquidity needs by increasing deposits 2.12% to $258,618,000 from deposits of $253,243,000 on December 31, 1995 and by reducing Federal Funds 56.38% to $10,610,000 from $24,325,000 on December 31, 1995.

The Company's liquidity position remained acceptable for the nine months ended September 30, 1996. Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, funds sold and investments securities) represented 28.07% of average deposits for nine months ended September 30, 1996 as compared to 26.68% of average deposits for nine months ended September 30, 1995 and 26.82% for calendar year 1995. Average loans represented 77.25% of average deposits for nine months ended September 30, 1996 as compared to 79.36% for nine months ended September 30, 1995 and 79.09% for calendar year 1995. Average interest-bearing deposits were 87.08% of average earning assets for nine
months ended   September 30, 1996 as compared to 87.45% for nine months ended
September 30, 1995 and 87.91% for calendar year 1995.

The Company satisfies most of its capital requirements through retained earnings. During the first nine months of 1996, retained earnings provided $1,902,000 of increase in equity. Additionally, equity capital decreased by $236,000 during the first nine months of 1996 as a result of changes in unrealized losses on securities available-for-sale, net of taxes. Thus, total equity increased by a net amount of $1,666,000 for the nine month period ended September 30, 1996. This compares to growth in equity of $1,630,000 from retained earnings and $901,000 increase resulting from changes in unrealized losses on securities, or total equity increase of $2,531,000 for the nine month period ended September 30, 1995. Total equity increased $4,305,000 for the 1995 calendar year which included $1,500,000 capital increase from a fourth quarter stock offering.

At September 30, 1996, total capital of Colony amounted to approximately $22,721,000. At September 30, 1996, there were no outstanding commitments for any major expenditures.

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

Using the capital requirements presently in effect, the Tier 1 ratio at September 30, 1996 was 10.15% and total Tier 1 and 2 risk-based capital was 11.41%. Both of these measures compare favorably with the regulatory minimums of 4% for Tier 1 and 8% for total risk-based capital. The Company's leverage ratio at September 30, 1996 was 7.94% which exceeds the required leverage ratio standard of 4%.

For the first three quarters of 1996, the Company paid quarterly dividends of $0.075 per share. The dividend payout ratio, defined as dividends per share divided by net income per share, was 13.24% for nine months ended September 30, 1996 as compared to $0.075 quarterly dividends for nine months ended September 30, 1995 and a dividend payout ratio of 14.37%.

At September 30, 1996, management was not aware of any recommendations by regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources or operations.

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

Net income for the three months ended September 30, 1996 was $792,000 as compared to $507,000 for the three months ended September 30, 1995, or an increase of 56.21% and net income for the nine months ended September 30, 1996 was $2,193,000 as compared to $1,904,000 for the nine months ended September 30, 1995, or an increase of 15.18%. Third quarter 1996 earnings increased significantly over the same period in 1995 primarily due to a reduction in the bad debt provision to $400,000 in third quarter 1996 compared to $851,000 in third quarter 1995. The reduction in bad debt provision was also significant in increased earnings for the first nine months of 1996 compared to the same period in 1995 as the bad debt provision decreased to $1,530,000 from $2,038,000.

The net interest margin decreased by 10 basis points to 4.89% in third quarter 1996 as compared to 4.99% in third quarter 1995 and decreased by 42 basis points to 4.82% for nine months ended September 30, 1996 as compared to 5.24% for nine months ended September 30, 1995. Net interest income increased by 3.47% to $3,190,000 in third quarter 1996 from $3,083,000 for the same period in 1995 on an increase in average earning assets to $264,235,000 in third quarter 1996 from $250,601,000 in the same period in 1995. Net interest income decreased by 2.57% to $9,236,000 for nine months ended September 30, 1996 from $9,480,000 for the same period in 1995 on an increase in average earning assets to $259,485,000 for nine months ended September 30, 1996 from $240,771,000 for the same period in 1995. For the nine months ended September 30, 1996 compared to the same period in 1995, average loans increased by $10,387,000 or 5.58%, average funds sold increased by $5,254,000 or 69.57%, average investment securities increased by $3,685,000 or 7.95% and average interest-bearing deposits in other banks decreased by $612,000 or 84.88%, resulting in a net increase in average earning assets of $18,714,000 or 7.77%.

The net increase in average earning assets was funded by a net increase in average deposits of 6.92% to $249,122,000 for nine months ended September 30, 1996 from $233,002,000 for the same period in 1995. Average interest-bearing deposits increased by 7.32% to $225,960,000 for nine months ended September 30, 1996 compared to $210,543,000 for nine months ended September 30, 1995, while average noninterest-bearing deposits represented 9.30% of average total deposits for nine months ended September 30,1996 as compared to 9.64% for the same period in 1995 and 9.93% for calendar year 1995.

Interest expense increased for the three months ended September 30, 1996 by $45,000 to $3,135,000 from $3,090,000 for the same period in 1995 and increased for the nine months ended September 30, 1996 by $881,000 to $9,183,000 from $8,302,000 for the same period in 1995. The increase in interest expense is primarily attributable to the increase in interest rates in 1996 as compared to 1995 and the increase in our average interest-bearing deposits to $225,960,000 for nine months ended September 30, 1996 compared to $210,543,000 for nine months ended September 30, 1995. Net interest income for the three months ended September 30, 1996 increased by $107,000 compared to three months ended September 30, 1995; however, the combination of a reduced net interest margin, increased average earning assets along with increased rates on interest-bearing deposits resulted in a decrease in net interest income of $244,000 for the nine months ended September 30, 1996 compared to the same period in 1995.

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due and other loans that management believes requires attention.

The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at a level management has determined to be adequate. The provision for loan losses was $400,000 for the three months ended September 30, 1996 as compared to $851,000 for the same period in 1995 representing a decrease in the provision of $451,000 or 53.00%. The provision for loan losses was $1,530,000 for the nine months ended September 30, 1996 compared to $2,038,000 for the same period in 1995 representing a decrease of $508,000 or 24.93%. Net loan charge-offs represented 8.50% of the provision for loan losses in third quarter 1996 as compared to 3.53% in third quarter 1995. Net loan charge-offs represented 58.30% of the provision for loan losses in the nine month period ended September 30, 1996 and 45.73% of the provision for loan losses in the nine month period ended September 30, 1995. Charge-offs in both periods are attributable to weakness in the local economy and in particular to the agricultural sector which experienced a difficult year in 1995 due to poor weather conditions. During the first nine months of 1996 and 1995, a net of $892,000 and $932,000 was charged off. Net loan charge-offs for nine months ended September 30, 1996 represented 0.45% of average loans outstanding as compared to 0.50% for nine months ended September 30, 1995. At September 30, 1996 the allowance for loan losses was 2.20% of total loans outstanding as compared to an allowance for loan losses of 2.08% at September 30, 1995 and 2.06% at December 31, 1995. The determination of the reserve rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management considers the September 30, 1996 allowance for loan losses adequate to cover potential losses in the loan portfolio.

Non-interest income consists principally of service charges on deposit accounts. Service charges on deposit accounts amounted to $424,000 in third quarter 1996 compared to $391,000 in third quarter 1995, or an increase of 8.44% and amounted to $1,225,000 for nine months ended September 30, 1996 compared to $1,149,000 for nine months ended September 30, 1995, or an increase of 6.61%. All other non-interest income increased by $51,000 to $178,000 for third quarter 1996 from $127,000 for third quarter 1995 and all other non-interest income increased by $108,000 to $599,000 for nine months ended September 30, 1996 from $491,000 for nine months ended September 30, 1995. The increase in other non-interest income was primarily attributable to a recovery realized on the sale of other real estate of $58,000 during the nine month period ended September 30, 1996.

Non-interest expense increased by 10.62% to $2,229,000 for three months ended September 30, 1996 from $2,015,000 for the same period in 1995. Non-interest expense was impacted by $205,000 during third quarter 1996 to reflect one-time SAIF assessment which was signed into legislature during the quarter. Salaries and benefits increased by 4.20% to $1,092,000 in third quarter 1996 from $1,048,000 in third quarter 1995. All other non-interest expense increased by 17.58% to $1,137,000 in third quarter 1996 from $967,000 in third quarter 1995. Total non-interest expense increased by 1.00% to $6,332,000 for six month period ended September 30, 1996 compared to $6,269,000 for the same period in 1995.

Income before taxes increased by $428,000 to $1,163,000 in third quarter 1996 from $735,000 in third quarter 1995 and increased by $385,000 for nine months ended September 30, 1996 from $2,813,000 for the same period in 1995. The increase for both periods is primarily attributable to the decrease in the bad debt provision and the increase in average earning assets. Income taxes as a percentage of income before taxes increased by 2.84% to 31.90% in third quarter 1996 as compared to 31.02% in third quarter 1995 while income taxes as a percentage of income before taxes decreased 2.72% to 31.43% for nine month period ended September 30, 1996 as compared to 32.31% for the same period in 1995. Income tax expense increased 10.56% to $1,005,000 for nine months ended September 30, 1996 compared to $909,000 for the same period in 1995.

The Bank of Fitzgerald is operating under a Memorandum of Understanding dating back to October, 1992 that was revised in October, 1995 due to portions of the old Memorandum of Understanding not being relevant to the bank's current situation. The current Memorandum requires that the Bank maintain specified minimum capital ratios and minimum reserves for loan losses. The Bank of Fitzgerald was in substantial compliance with the provisions of the Memorandum of Understanding at September 30, 1996.

LIQUIDITY
---------

The Company's goals with respect to liquidity are to insure that sufficient funds are available to meet current operating requirements, to provide reserves against unforeseen liquidity requirements. Management continuously reviews the Company's liquidity position, which is maintained on a basis consistent with established internal guidelines and the tests and reviews of the various regulatory authorities. The Company's primary liquidity sources at September 30, 1996 included cash, due from banks, federal funds and short-term investment securities. The Company also has the ability, on a short-term basis, to borrow funds from the Federal Reserve System and to invest in federal funds sold from other financial institutions. The mix of asset maturities contributes to the company's overall liquidity position.


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

                          PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

A.   Exhibits - None

B. There have been no reports filed on Form 8-K for the quarter ended September 30, 1996.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  COLONY BANKCORP, INC.


November 1, 1996                  /s/ James D. Minix
--------------------              ---------------------------------------------
DATE                              James D. Minix, President and
                                  Chief Executive Officer


                                  /s/ Terry L. Hester
                                  ---------------------------------------------
                                  Terry L. Hester, Executive Vice President and Chief Financial Officer