Form 10KSB40
period 1996-12-31
COLONY BANKCORP INC
filed 1997-03-31
CIK 711669

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     (FEE REQUIRED)

For the Fiscal Year Ended  December 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     (NO FEE REQUIRED)

For the Transition Period from _____________________ to ___________________

Commission File Number 0-12436

                            COLONY BANKCORP, INC.
--------------------------------------------------------------------------------
                (Name of Small Business Issuer in its Charter)

          GEORGIA                                             58-1492391
--------------------------------                     ---------------------------
(State or Other Jurisdiction                               (I.R.S. Employer
of Incorporation or Organization                           Identification No.)

        302 SOUTH MAIN STREET,     FITZGERALD, GEORGIA            31750
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                        (Zip Code)

Issuer's Telephone Number (912) 426-6002

Securities Registered Under Section 12(b) of the Exchange Act:

      Title of Each Class             Name of Each Exchange on Which Registered
--------------------------------      ------------------------------------------
            NONE
________________________________      ------------------------------------------

        Securities Registered Under Section 12(g) of the Exchange Act:

COMMON STOCK, $10.00 PAR VALUE
--------------------------------------------------------------------------------
                               (Title of Class)

--------------------------------------------------------------------------------
                               (Title of Class)

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

  Check if there is no disclosure of delinquent filers in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

  State issuer's revenues for its most recent fiscal year: $29,173,718 for year ended December 31, 1996.

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

1,448,842 shares of $10.00 par value common stock as of March 12, 1996.

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

                                 See Attached
--------------------------------------------------------------------------------
Transitional Small Business Disclosure Format (Check one):  [ ] Yes   [X]  No

                      DOCUMENTS INCORPORATED BY REFERENCE


   LOCATION IN FORM 10-KSB                        INCORPORATED DOCUMENT
   -----------------------                        ---------------------

PART I
Item 3 - Legal Proceedings                  Page 5 of the Company's Definitive
                                            Proxy Statement dated April 2, 1997,
                                            in connection with its Annual
                                            Meeting to be held on
                                            April 22, 1997.

PART III
Item 9 - Directors, Executive               Pages 3 and 4 of the Company's
Officers, Promoters and Control             Definitive Proxy Statement dated
Persons; Compliance with Section            April 2, 1997, in connection with
16(a) of the Exchange Act                   its Annual Meeting to be held on
                                            April 22, 1997.

Item 10 - Executive Compensation            Pages 6 and 7 of the Company's
                                            Definitive Proxy Statement dated
                                            April 2, 1997, in connection with
                                            its Annual Meeting to be held on
                                            April 22, 1997.

Item 11 - Security Ownership of Certain     Pages 1 and 2 of the Company's
Beneficial Owners and Management            Definitive Proxy Statement dated
                                            April 2, 1997, in connection with
                                            its Annual Meeting to be held on
                                            April 22, 1997.

Item 12 - Certain Relationships and         Pages 4 and 5 of the Company's
Related Transactions                        Definitive Proxy Statement dated
                                            April 2, 1997, in connection with
                                            its Annual Meeting to be held on
                                            April 22, 1997.

PART I
Item 1
BUSINESS OF THE COMPANY AND SUBSIDIARY BANKS

                             COLONY BANKCORP, INC.

Colony Bankcorp, Inc. (the "Company" or "Colony") is a Georgia business corporation which was incorporated on November 8, 1982. The Company was organized for the purpose of operating as a bank-holding company under the Federal Bank-Holding Company Act of 1956, as amended, and the bank-holding company laws of Georgia (Georgia Laws 1976, p. 168, et. seq.). On
July 22, 1983, the Company, after obtaining the requisite regulatory approvals, acquired 100 percent of the issued and outstanding common stock of The Bank of Fitzgerald, Fitzgerald, Georgia, through the merger of the Bank with a subsidiary of the Company which was created for the purpose of organizing the Bank into a one-bank holding company. Since that time, The Bank of Fitzgerald has operated as a wholly-owned subsidiary of the Company.

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

On November 8, 1996, Colony organized Colony Management Services, Inc. to provide support services to each subsidiary. Services provided include loan and compliance review, internal audit and data processing.

On November 30, 1996, the Company acquired Broxton State Bank in a business combination accounted for as a pooling of interests. Broxton State Bank became a wholly-owned subsidiary of the Company through the exchange of 157,735 shares of the Company's common stock for all of the outstanding stock of Broxton State Bank. All financial information for 1996 presented in this document is based on the assumption that the companies were combined for the full year, and financial information presented for prior years has been restated to give effect to the combination.

Item 1


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

The Bank operates a full-service banking business and engages in a broad range of commercial banking activities, including accepting customary types of demand and time deposits; making individual, consumer, commercial and installment loans; money transfers; safe deposit services; and making investments in United States Government and municipal securities. The Bank does not offer trust services other than acting as custodian of individual retirement accounts.

The data processing work of the Bank is processed by Colony Management Services, Inc., a wholly-owned subsidiary of Colony Bankcorp, Inc.

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

Item 1


A history of the Bank's financial position for fiscal years ended 1996, 1995 and 1994 is as follows:


                                        1996          1995           1994
                                     -----------  ------------   ------------

Total Assets                         $95,769,043  $100,087,536    $89,813,598
Total Deposits                        86,733,163    91,843,089     83,288,306
Total Stockholders' Equity             8,079,226     7,570,010      6,002,033
Net Income (Loss)                        528,181      (106,370)       544,178

Number of Issued and Outstanding
  Shares                                  90,000        90,000         90,000
Book Value Per Share                 $     89.77  $      84.11    $     66.69
Net Income (Loss) Per Share                 5.87         (1.18)          6.05

The Bank's main offices are housed in a building located in Fitzgerald, Georgia. The main offices, which are owned by the Bank, consist of approximately 13,000 square fee, three drive-in windows and an adjacent parking lot. Banking operations also are conducted from the southside branch which is located at South Dixie Highway, Fitzgerald, Georgia. This branch is owned by the Bank and has been in continuous operation since it opened in December 1977. The branch is a single story building with approximately 850 square feet and is operated with three drive-in windows.

COMPETITION

The banking business in Ben Hill County is highly competitive. Community Banking Company, a state-chartered financial institution, opened for business in 1996 and occupies the former Bank South banking office on Main Street in Fitzgerald. In addition, the Bank competes primarily with three other commercial banks operating in Ben Hill County. Additionally, the Bank competes with one credit union located in the area and, to a lesser extent, insurance companies and governmental agencies. The banking industry is also experiencing increasing competition for deposits from less traditional sources such as money market funds. The Bank also offers "NOW" accounts, individual retirement accounts, simplified pension plans, KEOGH plans and custodial accounts for minors.

CORRESPONDENTS

As of December 31, 1996, the Bank had correspondent relationships with five other banks. The Bank's principal correspondent is The Bankers Bank located in Atlanta, Georgia. These correspondent banks provide certain services to the Bank such as investing its excess funds, processing checks and other items, buying and selling federal funds, handling money fund transfers and exchanges, shipping coins and currency, providing security and safekeeping of funds and other valuable items, handling loan participations and furnishing management investment advice on the Bank's securities portfolio.

Item 1


                                 ASHBURN BANK

HISTORY AND BUSINESS OF THE BANK

Ashburn Bank was chartered as a state commercial bank in 1900 and currently operates under the Financial Institutions Code of Georgia. The Bank's deposits are insured up to $100,000 per account by the Federal Deposit Insurance Corporation. The Bank conducts business at the offices located at 515 East Washington, 416 East Washington and 250 East Washington Streets in Ashburn, Turner County, Georgia and at 1553 U. S. Highway 19 South in Leesburg, Lee County, Georgia. The Bank's business consists of (1) the acceptance of demand, savings and time deposits; (2) the making of loans to consumers, business and other institutions; (3) investment of excess funds and sale of federal funds, U.S. Treasury obligations and state, county and municipal bonds; and (4) certain other miscellaneous financial services usually handled for customers by commercial banks. The Bank does little mortgage lending and it does not offer trust services. It acts as an agent for Visa Card and MasterCard through The Bankers Bank.

A history of the Bank's financial position for fiscal years ended 1996, 1995 and 1994 is as follows:

                                        1996          1995          1994
                                     -----------   -----------   -----------

Total Assets                         $85,665,407   $83,122,966   $75,754,843
Total Deposits                        75,906,085    74,665,649    68,556,245
Total Stockholders' Equity             8,294,312     7,794,194     6,751,901
Net Income                             1,420,284     1,404,897     1,078,555

Number of Issued and Outstanding
  Shares                                  50,000        50,000        50,000
Book Value Per Share                 $    165.89   $    155.88   $    135.04
Net Income Per Share                       28.41         28.10         21.57

BANKING FACILITIES

The Bank's main office is located at 515 East Washington Street in Ashburn and consists of a building of approximately 13,000 square feet of office and banking space with an adjacent parking lot. One branch facility is located across the street from the main office and consists of a single story building with approximately 850 square feet and is operated with three drive-in windows. A second branch facility is located at 250 East Washington Street and consists of a single story building of approximately 3,000 square feet. During 1996, the Bank entered into a 5-year lease agreement with Winn-Dixie Stores, Inc. to operate a retail banking facility at Winn Dixie's Leesburg location. The office consists of 350 square feet and includes 3 teller positions, a new accounts area and a private office. All other occupied premises are owned by the Bank.

Item 1


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

CORRESPONDENTS

Ashburn Bank has correspondent relationships with the following banks: The Bankers Bank in Atlanta, Georgia; SouthTrust Bank of Georgia, N.A. in Atlanta, Georgia; Regions Bank in Gainesville, Georgia; The Bank of Fitzgerald in Fitzgerald, Georgia; AMSouth Bank of Alabama in Birmingham, Alabama; and the Federal Home Loan Bank in Atlanta, Georgia. The correspondent relationships facilitate the transactions of business by means of loans, letters of credit, acceptances, collections, exchange services and data processing. As compensation for these services, the Bank maintains balances with its correspondents in noninterest-bearing accounts.


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

Item 1


A history of the Bank's financial position for fiscal years ended 1996, 1995 and 1994 is as follows:

                                        1996          1995          1994
                                     -----------   -----------   -----------

Total Assets                         $24,352,566   $23,824,695   $22,354,033
Total Deposits                        22,169,442    21,749,447    19,765,264
Total Stockholders' Equity             2,087,243     1,959,859     1,728,373
Net Income                               327,183       402,013       392,042

Number of Issued and Outstanding
  Shares                                     250           250           250
Book Value Per Share                 $  8,348.97   $  7,839.44   $  6,913.49
Net Income Per Share                    1,308.73      1,608.05      1,568.17

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

CORRESPONDENTS

The Bank has correspondent relationships with the following banks: The Bankers Bank in Atlanta, Georgia; SouthTrust Bank, N.A. in Atlanta, Georgia; AMSouth Bank of Alabama in Birmingham, Alabama; and The Bank of Fitzgerald in Fitzgerald, Georgia. The correspondent relationships facilitate the transactions of business by means of loans, letters of credit, acceptances, collections, exchange services and data processing. As compensation for these services, the Bank maintains balances with its correspondents in noninterest-bearing accounts.

Item 1

                           THE BANK OF DODGE COUNTY

HISTORY AND BUSINESS OF THE BANK

The Bank was chartered on June 14, 1966 under the name "Bank of Chester." The name of the Bank subsequently was changed to The Bank of Dodge County on April 15, 1983 and currently operates under the Financial Institutions Code of Georgia. The Bank's deposits are insured up to $100,000 per account by the Federal Deposit Insurance Corporation. The Bank's business consists of: (1) the acceptance of demand, savings and time deposits; (2) the making of loans to consumers, business and other institutions; (3) investment of excess funds in the sale of federal funds, U.S. Treasury obligations and state, county and municipal bonds; and (4) certain other miscellaneous financial services usually handled for customers by commercial banks. The Bank does little mortgage lending and it does not offer trust services.

A history of the Bank's financial position for fiscal years ended 1996, 1995 and 1994 is as follows:

                                       1996          1995          1994
                                    -----------   -----------   -----------

Total Assets                        $44,528,215   $34,452,835   $28,317,199
Total Deposits                       39,152,059    31,608,634    25,989,631
Total Stockholders' Equity            3,002,406     2,644,692     2,240,737
Net Income                              414,550       241,082       219,104

Number of Issued and Outstanding
  Shares                                  1,750         1,750         1,750
Book Value Per Share                $  1,715.66   $  1,511.25   $  1,280.42
Net Income Per Share                     236.89        137.76        125.20

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

Item 1


CORRESPONDENTS

The Bank has correspondent relationships with the following banks: The Bankers Bank in Atlanta, Georgia; SouthTrust Bank of Georgia, N.A. in Atlanta, Georgia; Compass Bank in Birmingham, Alabama; The Federal Home Loan Bank in Atlanta, Georgia; and The Bank of Fitzgerald in Fitzgerald, Georgia. The correspondent relationships facilitate the transactions of business by means of loans, letters of credit, acceptances, collections, exchange services and data processing. As compensation for these services, the Bank maintains balances with its correspondents in noninterest-bearing accounts.

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

A history of the Bank's financial position for fiscal years ended 1996, 1995 and 1994 is as follows:

                                       1996          1995          1994
                                    -----------   -----------   -----------

Total Assets                        $44,924,010   $39,171,254   $35,726,814
Total Deposits                       41,350,280    35,865,671    33,061,690
Total Stockholders' Equity            3,237,175     3,028,498     2,491,770
Net Income                              433,559       480,382       329,614

Number of Issued and Outstanding
  Shares                                 95,790        95,790        95,790
Book Value Per Share                $     33.79   $     31.62   $     26.01
Net Income Per Share                       4.53          5.02          3.44

BANKING FACILITIES

The Bank's offices are housed in a building located in Sylvester, Georgia. The building, which is owned by the Bank, consists of approximately 13,000 square feet, a drive-in window and an adjacent parking lot.

Item 1


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

CORRESPONDENTS

As of December 31, 1996, the Bank had correspondent relationships with four other banks. The Bank's principal correspondent is The Bankers Bank located in Atlanta, Georgia. These correspondent banks provide certain services to the Bank such as investing its excess funds, processing checks and other items, buying and selling federal funds, handling money fund transfers and exchanges, shipping coins and currency, providing security and safekeeping of funds and other valuable items, handling loan participations and furnishing management investment advice on the Bank's securities portfolio.


                              BROXTON STATE BANK

HISTORY AND BUSINESS OF THE BANK

Broxton State Bank was chartered under the laws of Georgia on August 4, 1966 and opened for business on September 1, 1966, having absorbed "Citizens Bank," a private, unincorporated bank. It has conducted a general banking business from a single location at 401 North Alabama Street in Broxton, Georgia since that time.

The Bank is a full-service bank offering a wide variety of banking services targeted at all sectors of the Bank's primary market area. The Bank offers customary types of demand, savings, time and individual retirement accounts; installment, commercial and real estate loans; home mortgages and personal lines-of-credit; Visa and Master Card services through its correspondent, Columbus Bank & Trust; safe deposit and night depository services; cashier's checks, money orders, travelers checks, wire transfers and various other services that can be tailored to the customer's needs. The Bank does not offer trust services at this time.

FiServe, Inc. (formerly Basis Information Technologies, which was wholly-owned by First Financial Management Corporation) provides data processing services for the Bank. SunTrust Bank Atlanta, Georgia supplies data processing services for the Bank's bond accounting portfolio. The Bank utilizes the services of The Bankers Bank, Atlanta, Georgia for all clearing and overnight federal funds investments through a sweep investment account.

The Bank serves the residents of Coffee County, Georgia, which has a population of approximately 32,000.

Item 1


A history of the Bank's financial position for fiscal years ended 1996, 1995 and 1994 is as follows:

                                       1996         1995         1994
                                    -----------  -----------  -----------

Total Assets                        $23,060,340  $20,679,814  $19,659,129
Total Deposits                       20,540,352   18,402,955   17,710,606
Total Stockholders' Equity            2,218,141    2,015,104    1,707,041
Net Income                              193,516      231,605      201,812

Number of Issued and Outstanding
  Shares                                 50,730       50,730       50,730
Book Value Per Share                $     43.72  $     39.72  $     33.65
Net Income Per Share                       3.81         4.57         3.98

BANKING FACILITIES

The Bank has only one banking office located at 401 North Alabama Street, Broxton, Georgia. The building consists of approximately 5,000 square feet of space. The building is equipped with four alarm-equipped vaults, one for safe-deposit boxes and cash storage, one for night depository service and two for record storage. The building has two drive-in systems, one commercial drawer and one pneumatic tube system.

COMPETITION

The banking business in Coffee County is highly competitive. Although Broxton State Bank is the only bank in Broxton, there are six other banks and one credit union with offices in Douglas, Georgia, approximately eight miles from Broxton. The banking industry is also experiencing increased competition for deposits from less traditional sources such as money market mutual funds.

CORRESPONDENTS

The Bank has correspondent relationships with the following banks: NationsBank, Atlanta, Georgia; SunTrust Bank, Atlanta, Georgia; The Bankers Bank, Atlanta, Georgia; and Columbus Bank & Trust, Columbus, Georgia. The correspondent relationships facilitate the transactions of business by means of loans, letters-of-credit, acceptances, collections, exchange services and data processing. As compensation for these services, the Bank maintains balances with its correspondents in noninterest-bearing accounts.

Item 1


                                   EMPLOYEES

As of December 31, 1995, Colony Bankcorp, Inc. and its subsidiaries employed 134 full-time employees and 12 part-time employees. Colony considers its relationship with its employees to be excellent.

The subsidiary banks have noncontributory profit-sharing plans covering all employees subject to certain minimum age and service requirements. All Banks made contributions for all eligible employees in 1996. In addition, Colony Bankcorp, Inc. and its subsidiaries maintain a comprehensive employee benefit program providing, among other benefits, hospitalization, major medical insurance and life insurance. Management considers these benefits to be competitive with those offered by other financial institutions in south Georgia. Colony's employees are not represented by any collective bargaining group.


              SUPERVISION AND REGULATION OF COLONY BANKCORP, INC.

Colony is a bank holding company within the meaning of the Federal Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). As a bank holding company, Colony is required to file with the Board of Governors of the Federal Reserve System (the "Board") an annual report and such additional information as the Board may require pursuant to the Bank Holding Company Act. The Board may also make examinations of Colony and each of its subsidiaries. In addition, a bank holding company is required to obtain approval prior to acquiring, directly or indirectly, ownership or control of a bank. A bank holding company and its subsidiaries are also prohibited from acquiring any voting shares of, or interest in, any banks located outside the state in which the operations of the bank holding company's subsidiaries are located, unless the acquisition is specifically authorized by the statutes of the state in which the target is located. Several southeastern states, including Georgia, have enacted reciprocal legislation that authorizes interstate acquisitions of banking organizations by bank holding companies within the southeastern states. As a result of this legislation, the Company may become a candidate for acquisition by banking organizations located in those states that have enacted reciprocal legislation. In addition, the entry of large bank holding companies from those states into the market areas serviced by the Company would probably result in increased competition.

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

Item 1


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

Item 1


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


                        RECENT REGULATORY DEVELOPMENTS

On August 8, 1995, the FDIC revised its regulations on insurance assessments to establish a revised assessment rate schedule of 4 to 31 cents per $100 of deposits in replacement of the then existing schedule of 23 to 31 cents per $100 of deposits for institutions whose deposits are subject to assessment by the Bank Insurance Fund ("BIF"). The revised BIF schedule became effective on
June 1, 1995. Assessments collected at the previous assessment schedule that exceeded the amount due under the revised schedule were refunded, including interest, from the effective date of the revised schedule. On November 14, 1995, the FDIC further reduced the rate structure for BIF by 4 cents per $100 of deposits, starting in January 1996. As a result, the highest rated institutions will pay only the statutory annual minimum rate of $2,000 for FDIC insurance. The rates for all other institutions will be reduced by 4 cents per $100 as well, leaving a premium range of 3 to 27 cents per $100 instead of the previous 7 to 31 cents per $100 for such institutions.

Item 1


The deposits of each of Colony's subsidiary banks are insured by the Federal Deposit Insurance Corporation to the extent authorized by law. Each subsidiary bank is assessed a premium by the FDIC for that coverage and the FDIC has developed a risk-based system to determine a bank's assessment rate. The risk-based system places institutions into one of nine risk categories using a two-step process based first on capital ratios and then on other supervisory information, and the insurance premiums for each commercial bank depends upon the level of capitalization and other supervisory concerns. For the year ended December 31, 1996, the assessment rate of all subsidiary banks of Colony except The Bank of Fitzgerald and The Bank of Worth was the minimum assessment of $2,000; the assessment rate of The Bank of Fitzgerald is presently .03 percent of its domestic deposits. However, the FDIC is authorized to increase or decrease the assessment rates by a maximum of five basis points without engaging in a notice-and-comment rule-making proceeding, and no assurance can be furnished that the assessment rates of the subsidiary banks of Colony will not be increased by that five-basis point maximum in the future, or in excess of that amount with appropriate notice by the FDIC.

In 1996, the FDIC issued The Deposit Insurance Funds Act of 1996 (Funds Act) requiring the FDIC to impose a one-time special assessment on Savings Association Insurance Fund (SAIF) assessable deposits held by institutions as of March 31, 1995. The amount of the special assessment was based upon the August 31, 1996 SAIF balance and insured deposit data reported in the March 31, 1996 call reports. As a member of the SAIF, The Bank of Worth was assessed $240,000 in 1996.

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

The Board and the FDIC approved new minimum capital requirements for banks and bank holding companies based in part on the degrees of risk to which the institution's assets are subject. Under the new rules, Colony and its subsidiary banks will be required to maintain a specified minimum ratio of "qualifying" capital to risk-weighted assets. The ratio is calculated by dividing adjusted qualifying capital by a weighted risk asset base. At least 50 percent of the institution's qualifying capital must be "Core" or "Tier 1" capital. The balance may be "Supplementary" or "Tier 2" capital. For purposes of the rules, a bank holding company's Tier 1 capital is essentially equal to common stockholders' equity, including retained earnings, plus a certain amount of perpetual preferred stock, less intangible assets; Tier 2 capital includes the excess of any perpetual preferred stock not included in Tier 1 capital, mandatory convertible securities, subordinated debt and general reserves for loan and lease losses limited to 1.25 percent of total risk-weighted assets.
The weighted risk asset base is equal to the sum of the aggregate dollar value of assets and certain off balance sheet items (such as currency or interest rate swaps) in each of five separate risk categories, multiplied by a weight assigned to each specific asset category. After the items in each category have been totaled and multiplied by the category's risk factor, the total of the adjusted qualifying capital base is divided by the weighted risk assets to derive a ratio. A minimum ratio of 4.0 percent of Tier 1 or Core Capital is required and a minimum ratio of 8 percent of total risk-based capital is required. The capital regulations also require the Bank to maintain a minimum leverage ratio of 4 percent. Colony and its subsidiary banks met all regulatory capital requirements as of December 31, 1996 as discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 1


Each Bank also met its individual regulatory capital requirements as of December 31, 1995. Under terms of a Memorandum of Understanding dated October 20, 1992 and revised October 24, 1995, The Bank of Fitzgerald is required to maintain a Tier 1 capital/average total assets ratio of not less than 7.25 percent.

The United States Congress and the Georgia General Assembly have periodically considered and adopted legislation that has resulted in, and could further result in, deregulation of both banks and other financial institutions. Such legislation could modify or eliminate geographic restrictions on banks and bank holding companies and current prohibitions against banks engaging in certain nonbanking activities. Such legislative changes could place the Company in more direct competition with other financial institutions, including mutual funds, securities brokerage firms, insurance companies and investment banking firms. The effect of any such legislation on the business of the Company cannot be accurately predicted. The Company cannot predict what other legislation might be enacted or what other regulations might be adopted, or if enacted or adopted, the effect thereof.

EXECUTIVE OFFICER

The following table sets forth certain information with respect to the executive officer of the Registrant.

     NAME (AGE)        POSITION WITH THE REGISTRANT             OFFICER SINCE
-------------------    ----------------------------             -------------

James D. Minix (54)    President and Chief Executive                1994
                       Officer and Director

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

Item 3
LEGAL PROCEEDINGS

Incorporated herein by reference to page 5 of the Company's Definitive Proxy Statement for Annual Meeting of Stockholders to be Held April 22, 1997, which is included as Exhibit 99(a) of this annual report on Form 10-KSB.

Item 4
SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

No matters were submitted to a vote of the Registrant's stockholders during the fourth quarter of 1996.


PART II
Item 5
MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(a)  There currently is no public market for the common stock of the Registrant.

(b) As of March 12, 1997, there were approximately 903 holders of record of the Registrant's common stock.

(c) The Registrant paid an annual dividend on its common stock of $.275 per share for a total of $399,164 for fiscal 1996.

PART II
Item 6
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Liquidity represents the ability to provide adequate sources of funds for funding loan commitments and investment activities as well as the ability to provide sufficient funds to cover deposit withdrawals, payment of debt and financing of operations. These funds are obtained by converting assets to cash (representing primarily proceeds from collections on loans and maturities of investment securities) or by attracting and obtaining new deposits. During 1996, the Company was successful in obtaining deposits as evidenced by the fact that average deposits increased by 6.63 percent to $272,042,000 in 1996 from average deposits of $225,118,000 in 1995.

The Company's liquidity position remained acceptable in 1996. Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, funds sold and investment securities) represented 29.96 percent of average deposits in 1996 as compared to 27.82 percent in 1995. Average loans represented 76.89 percent of average deposits in 1996 as compared to 77.91 percent in 1995. Average interest-bearing deposits were 87.09 percent of average earning assets in 1996 as compared to 87.86 percent in 1995.

The Company satisfies most of its capital requirements through retained earnings. During 1996, retained earnings provided $2,534,000 of increase in equity. Additionally, equity had a decrease of $11,000 resulting from the change during the year in unrealized losses on securities available for sale, net of taxes. Thus, total equity increased by a net amount of $2,523,000 in 1996. In 1995, growth in equity was provided by retained earnings of $1,900,000.

As of December 31, 1996, total capital of Colony amounted to approximately $25,591,000. As of December 31, 1996, there was an outstanding commitment for capital expenditures of approximately $750,000 for construction of a facility and furnishings for new Colony headquarters.

Item 6


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

Using the capital requirements in effect at the end of 1996, the Tier I ratio as of December 31, 1996 was 10.96 percent and total Tier 1 and 2 risk-based capital was 12.21 percent. Both of these measures compare favorably with the regulatory minimums of 4 percent for Tier 1 and 8 percent for total risk-based capital.
The Company's leverage ratio was 7.65 percent as of December 31, 1996 which exceeds the required leverage ratio standard of 4 percent.

In 1996, the Company paid annual dividends of $0.275 per share. The dividend payout ratio, defined as dividends per share divided by net income per share, was 13.61 percent in 1996 as compared with 19.89 percent for 1995.

As of December 31, 1996, management was not aware of any recommendations by regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources or operations. However, it is possible that examinations by regulatory authorities in the future could precipitate additional loss charge-offs which could materially impact the Company's liquidity, capital resources and operations.

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

The net interest margin decreased to 4.80 percent in 1996 as compared to 5.27 percent in 1995. Net interest income decreased by 1.71 percent to $13,367,000 in 1996 from $13,599,000 in 1995 on an increase in average earning assets to $282,066,000 in 1996 from $261,397,000 in 1995 with an interest spread of 4.18 percent in 1996 as compared to 4.72 percent in 1995. Average loans increased by $10,422,000 or 5.24 percent, average funds sold increased by $5,668,000 or 53.68 percent, average investment securities increased by $4,865,000 or 9.44 percent and average interest-bearing deposits in other banks decreased by $286,000 or
50.18 percent, resulting in a net increase in average earning assets of $20,669,000 or 7.91 percent.

Item 6


The net increase in average earning assets was funded by a net increase in average deposits of 6.63 percent to $272,042,000 in 1996 from $255,118,000 in 1995. Average interest-bearing deposits increased by 6.97 percent to $245,662,000 in 1996 from $229,662,000 in 1995 while average noninterest-bearing deposits decreased 3.63 percent to $26,380,000 in 1996 from $25,456,000 in 1995.
Average noninterest-bearing deposits represented 9.70 percent of total deposits in 1996 as compared to 9.98 percent in 1995.

The net interest margin increased by 1 basis point to 5.27 percent in 1995 as compared to 5.26 percent in 1994. Net interest income increased by 5.33 percent to $13,599,000 in 1995 from $12,911,000 in 1994 on an increase in average earning assets to $261,397,000 in 1995 from $249,129,000 in 1994 with an interest spread of 4.72 percent in 1995 as compared to 4.86 percent in 1994. Average loans increased by $9,111,000 or 4.80 percent, average funds sold increased by $3,304,000 or 45.55 percent, average investment securities increased by $226,000 or 0.44 percent and average interest-bearing deposits in other banks decreased by $373,000 or 39.55 percent, resulting in a net increase in average earning assets of $12,268,000 or 4.92 percent.

The net increase in average earning assets was funded by a net increase in average deposits of 4.54 percent to $255,118,000 in 1995 from $244,050,000 in 1994. Average interest-bearing deposits increased by 3.99 percent to $229,662,000 in 1995 from $220,852,000 in 1994 while average noninterest-bearing deposits increased by 9.73 percent to $25,456,000 in 1995 from $23,198,000 in 1994. Average noninterest-bearing deposits represented 9.98 percent of total deposits in 1995 as compared to 9.50 percent in 1994.

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on nonaccruing, past due and other loans that management believes require attention.

The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at a level management has determined to be adequate. The provision for loan losses was $2,194,595 in 1996 as compared to a provision of $3,246,050 in 1995, representing a decrease in the provision of $1,051,455 or 32.39 percent. Net loan charge-offs represented 82.52 percent of the provision for loan losses in 1996 as compared to 73.13 percent in 1995. The decrease in loan charge-offs in 1996 resulted from management's effort the past several years to improve credit quality and to eliminate weak and marginal credits. Net loan charge-offs for 1996 represented
0.87 percent of average loans outstanding as compared to 1.19 percent for 1995. As of December 31, 1996, the allowance for loan losses was 2.14 percent of total loans outstanding as compared to an allowance for loan losses of 2.02 percent of total loans outstanding as of December 31, 1995. The determination of the reserve rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management considers the year-end allowance for loan losses adequate to cover potential losses in the loan portfolio.

Item 6


Noninterest income consists principally of service charges on deposit accounts. Service charges on deposit accounts amounted to $1,680,000 in 1996 as compared to $1,592,000 in 1995 or an increase of 5.53 percent. The increase in 1996 is compared to an increase of 2.25 percent in 1995 when service charges increased to $1,592,000 in 1995 from $1,557,000 in 1994. All other noninterest income increased by $227,000 to $969,000 in 1996 from $742,000 in 1995 as compared to an increase of $321,000 to $742,000 in 1995 as compared to $421,000 in 1994.
The increase of $227,000 in noninterest income for 1996 is primarily attributable to premiums on loans sold during 1996 of $189,000 compared to $36,000 in 1995. The increase in noninterest income of $321,000 for 1995 is attributable to an increase in other commissions, fees and other income of $151,000, gain from sale of other real estate of $62,000 recovery on embezzled funds by a former employee of $74,000 and an increase in securities gains of $34,000.

Noninterest expense increased by 2.54 percent to $9,569,000 in 1996 from $9,332,000 in 1995. Salaries and employee benefits increased 8.23 percent to $5,009,000 in 1996 from $4,628,000 in 1995 primarily due to increased staffing for internal operations and a new branch, increased health insurance premiums and increased bonuses due to an incentive bonus plan implemented in 1996. Due to a reduction in FDIC insurance premiums, FDIC insurance expense decreased
23.40 percent to $275,000 in 1996 from $359,000 in 1995. Other real estate expenses decreased 36.98 percent to $288,000 in 1996 from $457,000 in 1995 and legal and professional fees decreased 11.05 percent to $362,000 in 1996 from $407,000 in 1995. Other real estate expense and legal fees declined due to a reduction in expenses incurred in the disposition of other real estate owned. All other expenses in the aggregate realized nominal change.

Noninterest expense increased by 0.29 percent to $9,332,000 in 1995 from $9,305,000 in 1994. The significant decrease in noninterest expense was a decrease of $255,000 in FDIC insurance premiums which was offset by an increase in salaries and employee benefits of $96,000 and an increase in other real estate expenses of $138,000 resulting from losses and other expenses incurred in the disposition of other real estate owned. All other expenses in the aggregate remained virtually unchanged.

Income before taxes increased by $897,000 to $4,252,000 in 1996 from $3,355,000 in 1995 with significant changes being a decrease in provision for loan losses of $1,051,000 in 1996 as compared to 1995, a decrease in net interest income of $233,000 in 1996 as compared to 1995 and a decrease in noninterest expenses net of noninterest income of $78,000 in 1996 as compared to 1995. Income taxes as a percentage of income before taxes increased by 5.90 percent to 31.01 percent in 1996 from 29.30 percent in 1995.

The Bank of Fitzgerald is operating under a Memorandum of Understanding originated on October 20, 1992 and revised on October 24, 1995, which requires the Bank to maintain specified minimum capital ratios and minimum reserve for loan losses. The Bank of Fitzgerald was in substantial compliance with the provisions of the Memorandum of Understanding as of December 31, 1996.

Colony is an emerging company operating in an industry filled with nonregulated competitors and a rapid pace of consolidation. With the recent growth of the company and the continued trend of consolidation, Colony began the renovation of an 8,900 square feet corporate office which should be completed in June 1997. The move to new offices will make the management team much more efficient and assist expansion plans as new opportunities present themselves in the future.

Item 6

In November 1996, Colony organized the company support services into one single unit subsidiary, Colony Management Services, Inc., which will allow management of the subsidiary to focus on its primary responsibility of credit review. This will achieve timely recognition of marginal credit, better monitoring of industry concentrations, additional review follow-up and development of credit-scoring models for certain product lines. In a major cost containment initiative, the data processing section of Colony Management Services, Inc. is investing over $1,000,000 in computer upgrades and software enhancement. This will allow the company to better serve its customers through improved customer data resources and state-of-the-art technological services.

COLONY BANKCORP, INC.
AVERAGE BALANCE SHEETS

                                                     1996                         1995                         1994
                                        --------------------------------------------------------------------------------------------
                                        Average    Income/   Yields/    Average   Income/   Yields/    Average   Income/   Yields/
($ in thousands)                        Balances   Expense    Rates     Balances  Expense    Rates     Balances  Expense    Rates
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning Assets
  Loans, Net of Unearned Income
    Taxable(1)                          $209,179   $22,372      10.70%  $198,757  $22,049      11.09%  $189,646  $19,231     10.14%
------------------------------------------------------------------------------------------------------------------------------------
  Investment Securities
    Taxable                               49,380     2,962       6.00%    44,400    2,693       6.07%    43,918    2,514      5.72%
    Tax-exempt(2)                          6,997       483       6.90%     7,112      529       7.44%     7,368      542      7.36%
------------------------------------------------------------------------------------------------------------------------------------
      Total Investment Securities         56,377     3,445       6.11%    51,512    3,222       6.25%    51,286    3,056       5.96%
------------------------------------------------------------------------------------------------------------------------------------
  Interest-bearing Deposits in
    Other Banks                              284         9       3.17%       570       46       8.07%       943       43      4.56%
------------------------------------------------------------------------------------------------------------------------------------
  Funds Sold                              16,226       864       5.32%    10,558      603       5.71%     7,254      276      3.80%
------------------------------------------------------------------------------------------------------------------------------------
        Total Interest-earning Assets    282,066    26,690       9.46%   261,397   25,920       9.92%   249,129   22,606      9.07%
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-earning Assets
  Cash                                     8,619                           8,337                          7,621
  Allowance for Loan Losses               (4,346)                         (3,619)                        (3,006)
  Other Assets                            15,837                          15,702                         14,237
------------------------------------------------------------------------------------------------------------------------------------
       Total Noninterest-earning
         Assets                           20,110                          20,420                         18,852
------------------------------------------------------------------------------------------------------------------------------------
       Total Assets                     $302,176                        $281,817                       $267,981
====================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing Liabilities
  Interest-bearing Deposits
    Interest-bearing Demand and Savings  $62,204    $1,863       2.99%  $ 61,346  $ 1,915       3.12%  $ 68,249  $ 2,024      2.97%
    Other Time                           183,458    11,167       6.09%   168,316    9,885       5.87%   152,603    7,163      4.69%
------------------------------------------------------------------------------------------------------------------------------------
          Total Interest-bearing
            Deposits                     245,662    13,030       5.30%   229,662   11,800       5.14%   220,852    9,187      4.16%
------------------------------------------------------------------------------------------------------------------------------------
  Other Interest-bearing Liabilities
    Debt                                   3,347       100       2.99%     3,351      303       9.04%     3,087      235      7.61%
    Funds Purchased and Securities
      Under Agreement to Repurchase          303        29       9.57%       595       37       6.22%     1,880       90      4.79%
------------------------------------------------------------------------------------------------------------------------------------
        Total Other Interest-bearing
          Liabilities                      3,650       129       3.53%     3,946      340       8.62%     4,967      325      6.54%
------------------------------------------------------------------------------------------------------------------------------------
        Total  Interest-bearing
          Liabilities                    249,312    13,159       5.28%   233,608   12,140       5.20%   225,819    9,512       4.21%
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing Liabilities and
  Stockholders' Equity
    Demand Deposits                       26,380                          25,456                         23,198
    Other Liabilities                      2,121                           2,082                          1,602
    Stockholders' Equity                  24,363                          20,671                         17,362
------------------------------------------------------------------------------------------------------------------------------------
        Total Noninterest-bearing
          Liabilities and
          Stockholders' Equity            52,864                          48,209                         42,162
------------------------------------------------------------------------------------------------------------------------------------
        Total Liabilities and
          Stockholders' Equity          $302,176                        $281,817                       $267,981
====================================================================================================================================
Interest Rate Spread                                             4.18%                          4.72%                          4.86%
====================================================================================================================================
Net Interest Income                                $13,531                        $13,780                        $13,094
====================================================================================================================================
Net Interest Margin                                              4.80%                          5.27%                          5.26%
====================================================================================================================================


(1) The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis.

(2) Taxable-equivalent adjustments totaling $164,074, $179,591 and $133,462 for 1996, 1995 and 1994, respectively, are included in tax-exempt interest on investment securities. The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

Item 6


COLONY BANKCORP, INC.
Rate/Volume Analysis

The rate/volume analysis presented hereafter illustrates the change from year to year for each component of the taxable equivalent net interest income separated into the amount generated through volume changes and the amount generated by changes in the yields/rates.


                                           Changes From 1995 to 1996 (1)       Changes From 1994 to 1995 (1)
                                           -----------------------------       -----------------------------
($ in thousands)                             Volume    Rate   Total              Volume    Rate   Total
------------------------------------------------------------------------------------------------------------------------------------
Interest Income
  Loans, Net - Taxable                      $ 1,156  $ (833)  $ 323              $  924 $ 1,894 $ 2,818
------------------------------------------------------------------------------------------------------------------------------------
  Investment Securities
    Taxable                                     302     (33)    269                  28     151     179
    Tax-exempt                                   (9)    (37)    (46)                (19)      6     (13)
------------------------------------------------------------------------------------------------------------------------------------
      Total Investment Securities               293     (70)    223                   9     157     166
------------------------------------------------------------------------------------------------------------------------------------
  Interest-bearing Deposits in
    Other Banks                                 (23)    (14)    (37)                (17)     20       3
------------------------------------------------------------------------------------------------------------------------------------
  Funds Sold                                    324     (63)    261                 126     201     327
------------------------------------------------------------------------------------------------------------------------------------
        Total Interest Income                 1,750    (980)    770               1,042   2,272   3,314
------------------------------------------------------------------------------------------------------------------------------------
Interest Expense
   Interest-bearing Demand and
      Savings Deposits                           27     (79)    (52)               (205)     96    (109)
   Time Deposits                                889     393   1,282                 738   1,984   2,722
------------------------------------------------------------------------------------------------------------------------------------
  Other Interest-bearing Liabilities
    Funds Purchased and Securities
      Under Agreement to Repurchase             (18)     10      (8)                (62)      9     (63)
    Other Debt                                    0    (203)   (203)                 20      48      68
------------------------------------------------------------------------------------------------------------------------------------
      Total Interest Expense                    898     121   1,019                 491   2,137   2,628
------------------------------------------------------------------------------------------------------------------------------------
  Net Interest Income                         $ 852 $(1,101)  $(249)             $  551  $  135  $  686
====================================================================================================================================

(1) Changes in net interest income for the periods, based on either changes in average balances or changes in average rates for interest earning assets and interest-bearing liabilities, are shown on this table. During each year there are numerous and simultaneous balance and rate changes; therefore, it is not possible to precisely allocate the changes between balances and rates. For the purpose of this table, changes that are not exclusively due to balance changes or rate changes have been attributed to rates.

Item 6
COLONY BANKCORP, INC.
INTEREST RATE SENSITIVITY

The following table represents the Company's interest sensitivity gap between interest-earning assets and interest-bearing liabilities as of December 31, 1996.


                                                              ASSETS AND LIABILITIES REPRICING WITHIN
                                             --------------------------------------------------------------------------------
                                               3 MONTHS        4 TO 12                      1 TO 5        OVER 5
($ IN THOUSANDS)                               OR LESS          MONTHS        1 YEAR         YEARS        YEARS       TOTAL
                                             -----------      -----------    -----------   -----------  ----------  ----------
Interest-Earning Assets
  Interest-Bearing Deposits                  $       891                     $       891                            $      891
  Investment Securities                            4,996      $     4,975          9,971   $    35,609  $   17,798      63,378
  Funds Sold                                      22,740                          22,740                                22,740
  Loans, Net of Unearned Income                  102,737           46,397        149,134        50,775       6,954     206,863
                                             -----------      -----------    -----------   -----------  ----------  ----------
                                                 131,364           51,372        182,736        86,384      24,752     293,872
                                             -----------      -----------    -----------   -----------  ----------  ----------
Interest-Bearing Liabilities
  Interest-Bearing Demand and
    Savings Deposits(1)                           67,021                          67,021                                67,021
  Other Time Deposits                             59,285           86,392        145,677        44,189          66     189,932
  Short-Term Borrowings(2)                         4,140                           4,140         1,356                   5,496
                                             -----------      -----------    -----------   -----------  ----------  ----------
                                                 130,446           86,392        216,838        45,545          66     262,449
                                             -----------      -----------    -----------   -----------  ----------  ----------
Interest-Sensitivity Gap                             918          (35,020)       (34,102)       40,839      24,686      31,423
                                             -----------      -----------    -----------   -----------  ----------  ----------
Cumulative Interest-Sensitivity Gap          $       918      $   (34,102)   $   (34,102)  $     6,737  $   31,423  $   31,423
                                             ===========      ===========    ===========   ===========  ==========  ==========

(1) Interest-bearing demand and savings accounts for repricing purposes are considered to reprice within 3 months or less.

(2) Short-term borrowings for repricing purposes are considered to reprice within 3 months or less.

Item 6

COLONY BANKCORP, INC.
INVESTMENT PORTFOLIO

The following table presents carrying values of investment securities held by the Company as of December 31, 1996, 1995 and 1994.

($ in thousands)                                1996        1995        1994
                                              --------    --------    --------

U.S. Treasuries and Government Agencies       $ 38,313    $ 21,030    $ 19,507
Obligations of States and Political
  Subdivisions                                   7,237       7,051       7,418
Other Securities                                 1,478       1,443       1,068
                                              --------    --------    --------
Investment Securities                           47,028      29,524      27,993
Mortgage Backed Securities                      16,350      22,036      25,465
                                              --------    --------    --------
TOTAL INVESTMENT SECURITIES AND
  MORTGAGE BACKED SECURITIES                  $ 63,378    $ 51,560    $ 53,458
                                              ========    ========    ========

The following table represents maturities and weighted-average yields of investment securities held by the Company as of December 31, 1996.



                                                                                 After 1            After 5
                                                                                Year but           Years  but
($ in thousands: yields on                           Within                      Within              Within            After
a tax-equivalent basis)                              1 Year                      5 Years            10 Years          10 Years
------------------------------------------------------------------------------------------------------------------------------------
                                                     Amount      Yield      Amount    Yield     Amount     Yield    Amount   Yield
------------------------------------------------------------------------------------------------------------------------------------
U.S. Treasuries                                     $   499       4.75%   $      0     0.00%   $     0      0.00% $     0     0.00%
U.S. Government Agencies                              6,690       5.28      30,374     6.36        749      7.01        0     0.00
Mortgage Backed  Securities                             494       7.47         734     6.02      5,074      6.03   10,049     6.55
Obligations of States and Political Subdivisions        810       5.09       4,501     5.20        783      6.11    1,143     3.85
Other Securities                                      1,478       4.83           0     0.00          0      0.00        0     0.00
------------------------------------------------------------------------------------------------------------------------------------
        Total Investment Portfolio                  $ 9,971      5.28%    $ 35,609     6.21%   $ 6,606      6.15% $11,192     6.27%
====================================================================================================================================


Item 6


COLONY BANKCORP, INC.
LOANS

The following table presents the composition of the Company's loan portfolio as of December 31 for the past five years.

($ in thousands)                                                          1996       1995       1994       1993         1992
                                                                      ----------  ---------  ---------  ---------    ----------

Commercial, Financial and Agricultural                                $   38,776  $  34,459  $  31,687  $  33,491    $   35,217
Real Estate
  Construction                                                               881        526        469          9            16
  Mortgage, Farmland                                                      25,769     23,680     26,334     25,528        24,076
  Mortgage, Other                                                         88,896     95,967     81,146     74,674        72,114
Consumer                                                                  44,608     38,865     39,263     32,080        31,505
Other                                                                      7,946      7,381      4,623      8,430        11,095
                                                                      ----------  ---------  ---------  ---------    ----------

                                                                         206,876    200,878    183,522    174,212       174,023
Unearned Discount                                                            (13)       (41)       (23)       (44)         (155)
Allowance for Loan Losses                                                 (4,435)    (4,051)    (3,179)    (2,775)       (2,621)
                                                                      ----------  ---------  ---------  ---------    ----------
LOANS, NET                                                            $  202,428  $ 196,786  $ 180,320  $ 171,393    $  171,247
                                                                      ==========  =========  =========  =========    ==========

The following table presents total loans as of December 31, 1996 according to maturity distribution.


Maturity                                                         $ in thousands
                                                                 --------------

One Year or Less                                                 $      149,134
After One Year through Five Years                                        50,775
After Five Years                                                          6,954
                                                                 --------------
                                                                 $      206,863
                                                                 ==============

The following table presents an interest rate sensitivity analysis of the Company's loan portfolio as of December 31, 1996.


                                   WITHIN   1 TO 5   AFTER 5
($ in thousands)                   1 YEAR    YEARS    YEARS    TOTAL
                                  -------- --------  ------- ---------

Loans with
  Predetermined Interest Rates    $ 74,835 $ 50,721  $ 6,954 $ 132,510
  Floating or Adjustable Rates      74,299       54             74,353
                                  -------- --------  ------- ---------
LOANS, NET OF UNEARNED INCOME     $149,134 $ 50,775  $ 6,954 $ 206,863
                                  ======== ========  ======= =========

Item 6


COLONY BANKCORP, INC.

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

The following table presents, at the dates indicated, the aggregate of nonperforming loans for the categories indicated.

                                                            DECEMBER 31,
                                               --------------------------------------
                                                1996    1995    1994    1993    1992
                                               ------  ------  ------  ------  ------
                                                          ($ IN THOUSANDS)
                                               --------------------------------------
Loans Accounted for on a Nonaccrual Basis      $7,396  $5,229  $2,197  $2,620  $3,764
Installment Loans and Term Loans
  Contractually Past Due 90 Days or
  More as to Interest or Principal
  Payments and Still Accruing                     364     213     237     405     283
Loans, the Terms of Which Have Been
  Renegotiated to Provide a Reduction
  or Deferral of Interest or Principal
  Because of Deterioration in the Financial
  Position of the Borrower                        321     597      23      38       -
Loans Now Current About Which There are
  Serious Doubts as to the Ability of the
  Borrower to Comply with Present Loan
  Repayment Terms                                   -       -       -       -       -

During the year ended December 31, 1996, approximately $2,817,000 of loans was charged off and approximately $1,006,000 was recovered on charged-off loans. All loans classified by regulatory authorities as loss during regular examinations in 1996 have been charged off. As of December 31, 1996, the allowance for loan losses was adequate to cover all loans classified by regulatory authorities as doubtful or substandard.

Item 6

COLONY BANKCORP, INC.

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

Following is an analysis of the significant off balance sheet financial instruments as of December 31, 1996 and 1995.

                                              1996     1995
                                             ----------------
                                             ($ IN THOUSANDS)
                                             ----------------

Commitments to Extend Credit                 $19,696  $17,753
Standby Letters of Credit                      3,128    3,591
                                             ----------------

                                             $22,824  $21,344
                                             ================

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

Item 6

COLONY BANKCORP, INC.

                        SUMMARY OF LOAN LOSS EXPERIENCE

The provision for possible loan losses is created by direct charges to operations. Losses on loans are charged against the allowance in the period in which such loans, in management's opinion, become uncollectible. Recoveries during the period are credited to this allowance. The factors that influence management's judgment in determining the amount charged to operating expense are past loan experience, composition of the loan portfolio, evaluation of possible future losses, current economic conditions and other relevant factors. The Company's allowance for loan losses was approximately $4,435,000 as of December 31, 1996, representing 2.14 percent of year-end total loans outstanding, compared with $4,051,000 as of December 31, 1995, which represented 2.02 percent of year-end total loans outstanding. The allowance for loan losses is reviewed continuously based on management's evaluation of current risk characteristics of the loan portfolio as well as the impact of prevailing and expected economic business conditions. Management considers the allowance for loan losses adequate to cover possible loan losses on the loans outstanding.

Management has not allocated the Company's allowance for loan losses to specific categories of loans. Based on management's best estimate, approximately 10 percent of the allowance should be allocated to real estate loans, 50 percent to commercial, financial and agricultural loans and 40 percent to consumer/installment loans as of December 31, 1996.

The following table presents an analysis of the Company's loan loss experience for the periods indicated.

($ in thousands)                                    1996      1995      1994      1993      1992
                                                  -------   -------   -------   -------   -------
Allowance for Loan Losses at Beginning of Year    $ 4,051   $ 3,179   $ 2,775   $ 2,621   $ 1,965
Charge-Offs
  Commercial, Financial and Agricultural            2,294     2,042       906     2,188     2,033
  Real Estate                                           8         4        11       985        59
  Consumer                                            515       861       925       984     1,217
                                                  -------   -------   -------   -------   -------
                                                    2,817     2,907     1,842     4,157     3,309
                                                  -------   -------   -------   -------   -------
Recoveries
  Commercial, Financial and Agricultural              816        77        42        43        58
  Real Estate                                           9         3         3         9         1
  Consumer                                            181       453       103       106       181
                                                  -------   -------   -------   -------   -------
                                                    1,006       533       148       158       240
                                                  -------   -------   -------   -------   -------
Net Charge-Offs                                    (1,811)   (2,374)   (1,694)   (3,999)   (3,069)
                                                  -------   -------   -------   -------   -------
Provision for Loans Losses                          2,195     3,246     2,098     4,153     3,725
                                                  -------   -------   -------   -------   -------
Allowance for Loan Losses at End of Year          $ 4,435   $ 4,051   $ 3,179   $ 2,775   $ 2,621
                                                  =======   =======   =======   =======   =======
Ratio of Net Charge-Offs to Average Loans            0.87%     1.19%     0.89%     2.20%     1.70%
                                                  =======   =======   =======   =======   =======

Item 6

COLONY BANKCORP, INC.
DEPOSITS

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the years 1996, 1995 and 1994.


                                                               1996                           1995                         1994
                                                      --------------------     ----------   ----------    ----------    ------------
                                                         AVERAGE   AVERAGE       AVERAGE      AVERAGE       AVERAGE        AVERAGE
($ in thousands)                                         AMOUNT     RATE         AMOUNT         RATE         AMOUNT         RATE
                                                      ----------  --------     ----------   ----------    ----------    ------------
Noninterest-Bearing Demand Deposits                   $   26,380              $   25,456                  $   23,198

Interest-Bearing Demand and Savings                       62,204     2.99%        61,346        3.12%         68,249          2.97%
Time Deposits                                            183,458     6.09        168,316        5.87         152,603          4.69
                                                      ----------  --------     ----------   ----------    ----------    ------------
                                                      $  272,042     5.30%    $  255,118        5.14%     $  244,050          4.16%
                                                      ==========  ========     ==========   ==========    ==========    ============



The following table presents the maturities of the Company's other time deposits as of December 31, 1996.

                                                     OTHER TIME              OTHER TIME
                                                      DEPOSITS                DEPOSITS
                                                     $ 100,000               LESS THAN
($ in thousands)                                     OR GREATER              $ 100,000         TOTAL
                                                 ---------------         ---------------    ------------
Months to Maturity
  3 or Less                                      $        17,775         $        41,510    $     59,285
  Over 3 through 6                                        10,975                  25,276          36,251
  Over 6 through 12                                       16,498                  33,643          50,141
  Over 12 Months                                          11,140                  33,115          44,255
                                                 ---------------         ---------------    ------------
                                                 $        56,388         $       133,544    $    189,932
                                                 ===============         ===============    ============

RETURN ON ASSETS AND STOCKHOLDERS' EQUITY

The following table presents selected financial ratios for each of the period indicated.

                                                           YEAR ENDED DECEMBER 31,
                                                 -----------------------------------------
                                                         1996           1995          1994
                                                 ------------    -----------    ----------
Return on Assets                                         0.97%          0.84%         0.90%

Return on Equity                                        12.04%         11.48%        13.94%

Dividends Payout                                        13.61%         19.89%        17.27%

Equity to Assets                                         8.06%          7.33%         6.48%

Item 7
FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The following consolidated financial statements of the Registrant and its subsidiaries are included on exhibit 99(b) of this Annual Report on Form 10-KSB:

   Consolidated Balance Sheets - December 31, 1996 and 1995

   Consolidated Statements of Income - Years Ended December 31, 1996 and 1995

   Consolidated Statements of Stockholders' Equity - Years Ended December 31, 1996 and 1995

   Consolidated Statements of Cash Flows - Years Ended December 31, 1996
   and 1995

   Notes to Consolidated Financial Statements


Item 8
CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There was no accounting or disclosure disagreement or reportable event with the former or current auditors that would have required the filing of a report on Form 8-K.


PART III
Item 9
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference to pages 3 and 4 of the Company's Definitive Proxy Statement for Annual Meeting of Stockholders to be held on April 22, 1997, which is included as Exhibit 99(a) of this Annual Report on Form 10-KSB.


Item 10
EXECUTIVE COMPENSATION

Incorporated herein by reference to pages 6 and 7 of the Company's Definitive Proxy Statement for Annual Meeting of Stockholders to be held on April 22, 1997, which is included as Exhibit 99(a) of this Annual Report on Form 10-KSB.

Item 11
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference to pages 1 and 2 of the Company's Definitive Proxy Statement for Annual Meeting of Stockholders to be held on April 22, 1997, which is included as Exhibit 99(a) of this Annual Report on Form 10-KSB.

PART III
Item 12
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to pages 4 and 5 of the Company's Definitive Proxy Statement for Annual Meeting of Stockholders to be held on April 22, 1997, which is included as Exhibit 99(a) of this Annual Report on Form 10-KSB.

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

4             INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS

              -incorporated herein by reference to page 1 of the Company's Definitive Proxy Statement for Annual Meeting of Stockholders to be held on April 22, 1997, which is included as Exhibit 99(a) of this Annual Report on Form 10-KSB.

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

21            SUBSIDIARIES OF THE COMPANY

              NAME OF SUBSIDIARY                      STATE OF INCORPORATION

              The Bank of Fitzgerald                          Georgia
              Ashburn Bank                                    Georgia
              The Bank of Dodge County                        Georgia
              The Bank of Worth                               Georgia
              Community Bank of Wilcox                        Georgia
              Broxton State Bank                              Georgia
              Colony Management Services, Inc.                Georgia

27            FINANCIAL DATA SCHEDULE

99            ADDITIONAL EXHIBITS

99(a)         DEFINITIVE PROXY STATEMENT, INCORPORATED BY REFERENCE

99(b)         CONSOLIDATED FINANCIAL STATEMENTS

              -Independent Auditor's Report
              -Consolidated Balance Sheets - December 31, 1996 and 1995 -Consolidated Statements of Income - Years ended
               December 31, 1996 and 1995
              -Consolidated Statements of Stockholders' Equity - Years ended
               December 31, 1996 and 1995
              -Consolidated Statements of Cash Flows - Years ended
               December 31, 1996 and 1995
              -Notes to Consolidated Financial Statements

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

COLONY BANKCORP, INC.

 /s/ James D. Minix
__________________________________________
James D. Minix
President/Director/Chief Executive Officer

Date:  March 27, 1997
      ___________________________________


 /s/ Terry L. Hester
_________________________________________
Terry L. Hester
Executive Vice-President/Controller/Chief
 Financial Officer/Director

Date: March 27, 1997
      ___________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

 /s/ Paul Branch, Jr.
_________________________________________
Paul Branch, Jr., Director                     Date:  March 31, 1997
                                                     ___________________________


 /s/ Terry Coleman
_________________________________________
Terry Coleman, Director                        Date:  March 31, 1997
                                                      __________________________


 /s/ L. Morris Downing
_________________________________________
L. Morris Downing, Director                    Date:  March 31, 1997
                                                      __________________________


 /s/ Milton N. Hopkins, Jr.
_________________________________________
Milton N. Hopkins, Jr., Director               Date:  March 31, 1997
                                                      __________________________

 /s/ Harold E. Kimball
_________________________________________
Harold E. Kimball, Director                    Date: March 31, 1997
                                                     ___________________________


 /s/ Marion H. Massee, III
_________________________________________
Marion H. Massee, III, Director                Date: March 31, 1997
                                                     ___________________________


 /s/ Ben B. Mill, Jr.
_________________________________________
Ben B. Mill, Jr., Director                     Date: March 31, 1997
                                                     ___________________________

 /s/ Ralph D. Roberts, M.D.
_________________________________________
Ralph D. Roberts, M.D., Director               Date: March 31, 1997
                                                     ___________________________

 /s/ W. B. Roberts, Jr.
_________________________________________
W. B. Roberts, Jr., Director                   Date: March 31, 1997
                                                     ___________________________


 /s/ R. Sidney Ross
_________________________________________
R. Sidney Ross, Director                       Date: March 31, 1997
                                                     ___________________________


 /s/ Joe K. Shiver
_________________________________________
Joe K. Shiver, Director                        Date: March 31, 1997
                                                     ___________________________


 /s/ Curtis A. Summerlin
_________________________________________
Curtis A. Summerlin, Director                  Date: March 31, 1997
                                                     ___________________________