Form 10QSB
period 1997-03-31
COLONY BANKCORP INC
filed 1997-05-12
CIK 711669

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                  FORM 10-QSB

         QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 1997                  COMMISSION FILE NUMBER 0-12436

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

YES   X    NO
    -----     -----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE CLOSE OF THE PERIOD COVERED BY THIS REPORT.


         CLASS                               OUTSTANDING AT MARCH 31, 1997
         -----                               -----------------------------
COMMON STOCK, $10 PAR VALUE                            1,448,842

                        PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

THE FOLLOWING FINANCIAL STATEMENTS ARE PROVIDED FOR COLONY BANKCORP, INC. AND
SUBSIDIARIES: THE BANK OF FITZGERALD, ASHBURN BANK, COMMUNITY BANK OF WILCOX, THE BANK OF DODGE COUNTY, THE BANK OF WORTH, BROXTON STATE BANK AND COLONY MANAGEMENT SERVICES, INC.

        A.   CONSOLIDATED BALANCE SHEETS - MARCH 31, 1997 AND DECEMBER 31, 1996.

        B. CONSOLIDATED STATEMENTS OF INCOME - FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996.

        C. CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION - FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996.

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN EXAMINED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1997 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

                    COLONY BANKCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1997 AND DECEMBER 31, 1996
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)



ASSETS                                              MARCH 31, 1997                      DECEMBER 31, 1996
                                                    --------------                      -----------------
Cash and Balances Due from Depository
   Institutions (Note 2)                               $ 11,416                              $ 13,444
Federal Funds Sold                                       18,030                                22,740
Investment Securities (Aggregate Fair Value
   of $64,163 and $63,328 Respectively) (Note 3)         64,213                                63,377
Loans (Notes 4 and 5)                                   218,178                               206,876
Allowance for Loan Losses                                (4,569)                               (4,435)
Unearned Interest and Fees                                   (9)                                  (13)
                                                       --------                              --------
        Total Loans                                     213,600                               202,428

Premises and Equipment (Note 6)                           7,487                                 6,953
Other Real Estate                                         1,476                                 2,803
Other Assets                                              6,600                                 7,795
                                                       --------                              --------
        Total Assets                                   $322,822                              $319,540
                                                       ========                              ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Noninterest-Bearing                                 $ 26,829                              $ 28,723
   Interest-Bearing (Note 8)                            261,394                               256,953
                                                       --------                              --------
        Total Deposits                                  288,223                               285,676

Borrowed Money:
   Federal Funds Purchased                                1,480                                   160
   Other Borrowed Money (Note 9)                          4,115                                 5,496
                                                       --------                              --------
        Total Borrowed Money                              5,595                                 5,656

Other Liabilities                                         2,622                                 2,617

Commitments and Contingencies (Note 11)

Stockholders' Equity:
   Common  Stock, Par Value $10 a Share; Authorized
   5,000,000 shares, Issued 1,448,842 shares as of
   March 31, 1997 and December 31, 1996 Respectively     14,488                                14,488
Paid-In Capital                                           1,137                                 1,137
Retained Earnings                                        11,157                                10,145
Net Unrealized Loss on Securities Available for Sale,
   Net of Tax Benefit of $192 in 1997 and $3 in 1996       (400)                                 (179)
                                                       --------                              --------
        Total Stockholders' Equity                       26,382                                25,591
                                                       --------                              --------

        Total Liabilities and Stockholders' Equity     $322,822                              $319,540
                                                       ========                              ========

The accompanying notes are an integral part of these balance sheets.

                    COLONY BANKCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                  THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)


                                                       Three Months Ended
                                                     3/31/97         3/31/96
                                                     -------         -------
Interest Income:
   Loans, including fees                              $5,726          $5,420
   Federal Funds Sold                                    213             271
   Deposits with Other Banks                              14               3
   Investment Securities:
   U.S. Treasury & Federal Agencies                      879             644
   State, County and Municipal                            76              76
   Other Investments                                      29              28
                                                      ------          ------
        Total Interest Income                          6,937           6,442
                                                      ------          ------

Interest Expense:
   Deposits                                            3,193           3,149
   Federal Funds Purchased                                 5               2
   Other Borrowed Money                                   92              71
                                                      ------          ------
        Total Interest Expense                         3,290           3,222
                                                      ------          ------


Net Interest Income                                    3,647           3,220
Provision for Loan Losses                                285             644
                                                      ------          ------
Net Interest Income After Provision                    3,362           2,576
                                                      ------          ------


Noninterest Income:
   Service Charge on Deposits                            455             425
   Other Service Charges, Commissions & Fees             135             151
   Security Gains, net                                     7               3
   Other Income                                           97              96
                                                      ------          ------
        Total Noninterest Income                         694             675
                                                      ------          ------

Noninterest Expense:
   Salaries and Employee Benefits                      1,266           1,179
   Occupancy and Equipment                               337             272
   Other Operating Expenses                              814             707
                                                      ------          ------
        Total Noninterest Expense                      2,417           2,158
                                                      ------          ------

Income Before Income Taxes                            $1,639           1,093
Income Taxes                                             518             330
                                                      ------          ------
Net Income                                            $1,121          $  763
                                                      ======          ======


Net Income Per Share of Common Stock                   $0.77           $0.53
                                                       =====           =====


Weighted Average Shares Outstanding                1,448,842       1,448,842
                                                   =========       =========



The accompanying notes are an integral part of these statements

                    COLONY BANKCORP, INC. AND  SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                                            1997           1996
                                                                           ------         ------
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)                                                          $ 1,121        $   763
Adjustments to reconcile net income to net cash provided
   by operating activities:
   (Gain) loss on sale of investment securities                                 (7)            (3)
Depreciation                                                                   171            127
Provision for loan losses                                                      285            644
Amortization of excess costs                                                    14             12
Other prepaids, deferrals and accruals, net                                  1,509          1,650
                                                                           -------        -------
        Total Adjustments                                                  $ 1,972        $ 2,430
                                                                           -------        -------
        Net cash provided by operating activities                          $ 3,093        $ 3,193
                                                                           -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of securities available for sale                                 ($6,783)       ($9,238)
Proceeds from sales of securities available for sale                           921            498
Proceeds from maturities of securities available for sale                    5,563          3,178
Purchase of securities held for investment                                      -0-            -0-
Proceeds from maturities of securities held for investment                      73             -0-
Proceeds from sales of securities held for investment                           -0-            -0-
Decrease (Increase) in interest-bearing deposits in banks                       -0-            -0-
(Increase) in loans                                                        (11,306)        (5,132)
Purchase of premises and equipment                                            (676)           (44)
                                                                           -------        -------
        Net cash (used in) investing activities                           ($12,208)      ($10,738)
                                                                           -------        -------

CASH FLOW FROM FINANCING ACTIVITIES

Net (decrease) increase in deposits                                        $ 2,547        ($6,595)
Net increase in short-term borrowings and Federal Funds
   Purchased                                                                 1,320             -0-
Dividends paid                                                                (109)           (97)
Net (decrease) increase in long-term borrowings                             (1,381)          (252)
                                                                           -------        -------
        Net cash provided by financing activities                           $2,377        $(6,944)
                                                                           -------        -------

Net increase (decrease) in cash and cash equivalents                        (6,738)       (14,489)
Cash and cash equivalents at beginning of period                            35,293         35,368
                                                                           -------        -------
Cash and cash equivalents at end of period                                 $28,555        $20,879


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    COLONY BANKCORP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in Thousands)



(1) Summary of Significant Accounting Policies
----------------------------------------------

Colony Bankcorp, Inc. is a multi-bank holding company located in Fitzgerald, Georgia. The consolidated financial statements include the accounts of Colony Bankcorp, Inc. and its wholly-owned subsidiaries, The Bank of Fitzgerald, Fitzgerald, Georgia; Ashburn Bank, Ashburn, Georgia; The Bank of Worth, Sylvester, Georgia; The Bank of Dodge County, Eastman, Georgia; Community Bank of Wilcox, Pitts, Georgia,; Broxton State Bank, Broxton, Georgia (the Banks) and Colony Management Services, Inc., Fitzgerald, Georgia. All significant intercompany accounts have been eliminated in consolidation. The accounting and reporting policies of Colony Bankcorp, Inc. conform to generally accepted accounting principles and practices utilized in the commercial banking industry. The following is a description of the more significant of those policies


Basis of Presentation

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


Investment Securities

The Company records investment securities under Statement of Financial Accounting Standards (SFAS) No. 115 Accounting for Certain Investments in Debt and Equity Securities. Under the provisions of SFAS No. 115, the Company must classify its securities as trading, available for sale or held to maturity. Trading securities are purchased and held for sale in the near term. Securities held to maturity are those which the Company has the ability and intent to hold until maturity. All other securities not classified as trading or held to maturity are considered available for sale.

Securities available for sale are measured at fair value with unrealized gains and losses reported net of deferred taxes as a separate component of stockholders' equity. Fair value represents an approximation of realizable value as of March 31, 1997 and December 31, 1996. Realized and unrealized gains and losses are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.


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

Colony Bankcorp, Inc.'s loans consist of commercial, financial and agricultural loans, real estate mortgage loans and consumer loans primarily to individuals and entities located throughout central and south Georgia. Accordingly, the ultimate collectability of the loans is largely dependent upon economic conditions in the central and south Georgia area.


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

(2) Cash and Balances Due from Depository Institutions
------------------------------------------------------

Components of cash and balances due from depository institutions at March 31, 1997 and December 31, 1996 are as follows:


                                                             March 31, 1997            December 31, 1996
                                                             --------------            -----------------
Cash on Hand and Cash Items                                     $  2,594                   $  3,692
Noninterest-Bearing Deposits with Other Banks                      7,931                      8,861
Interest-Bearing Deposits with Other Banks                           891                        891
                                                                --------                   --------
                                                                $ 11,416                   $ 13,444
                                                                ========                   ========

(3) Investment Securities
-------------------------

Investment securities as of March 31, 1997 are summarized as follows:


                                                                      Gross                Gross
                                                  Amortized         Unrealized           Unrealized            Fair
                                                    Cost               Gains               Losses             Value
Securities Available for Sale:
   U.S. Treasury                                 $     999          $     1            $     -0-            $   1,000
U.S. Government Agencies:
   Mortgage-Backed                                  14,846               52                (149)               14,749
   Other                                            38,659                5                (245)               38,419
State, County & Municipal                            4,770               64                 (25)                4,809
The Banker's Bank Stock                                 50               -0-                 -0-                   50
Federal Home Loan Bank Stock                           390               -0-                 -0-                  390
Marketable Equity Securities                         1,130               -0-               (205)                  925
                                                  --------          -------            --------             ---------
                                                  $ 60,844          $   122            $   (624)            $  60,342
                                                  ========          =======            ========             =========

Securities Held to Maturity:
   U.S. Government Agencies                       $  2,149           $   -0-           $    (20)            $   2,129
   State, County and Municipal                       1,722                5                 (35)                1,692
                                                  --------          -------            --------             ---------
                                                  $  3,871          $     5            $    (55)            $   3,821
                                                  ========          =======            ========             =========

-------------------------------------

The amortized cost and fair value of investment securities as of March 31, 1997 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                                     Securities
                                                              Available for Sale                         Held to Maturity
                                                       Amortized                  Fair            Amortized            Fair
                                                         Cost                    Value              Cost              Value
Due in One Year or Less                                 $ 8,169                 $ 8,163            $  750            $  747
Due After One Year Through Five Years                    33,913                  33,726             2,628             2,591
Due After Five Years Through Ten Years                    2,043                   2,046                 0                 0
Due After Ten Years                                         303                     293               493               483
                                                        -------                 -------            ------            ------
                                                         44,428                  44,228             3,871             3,821

Federal Home Loan Bank Stock                                390                     390
The Banker's Bank Stock                                      50                      50
Marketable Equity Securities                              1,130                     925
Mortgage-Backed Securities                               14,846                  14,749
                                                        -------                 -------            ------            ------
                                                        $60,844                 $60,342            $3,871            $3,821
                                                        =======                 =======            ======            ======

Investment securities as of December 31, 1996 are summarized as follows:


                                                                              Gross              Gross
                                                       Amortized            Unrealized         Unrealized            Fair
                                                          Cost                Gains              Losses             Value
Securities Available for Sale:
U.S. Treasury                                          $    499             $                 $                   $   499
U.S. Government Agencies
    Mortgage-Backed Securities                           16,367                78                 (94)             16,351
    Other                                                35,702                32                 (70)             35,664
State, County & Municipal                                 5,384                86                 (23)              5,447
The Banker's Bank Stock                                      50                                                        50
Federal Home Loan Bank Stock                                483                                                       483
Marketable Equity Securities                              1,130                                  (185)                945
                                                       --------             -----             --------            -------
                                                       $ 59,615             $ 196             $  (372)            $59,439
                                                       ========             =====             ========            =======

Securities Held to Maturity:
U.S. Government and Agencies                           $  2,148             $                 $   (16)            $ 2,132
State, County and Municipal                               1,790                 3                 (36)              1,757
                                                       --------             -----             --------            -------
                                                       $  3,938             $   3             $   (52)            $ 3,889
                                                       ========             =====             ========            =======

Investment securities having a carrying value approximating $29,583 and $27,618 as of March 31, 1997 and December 31, 1999, respectively, were pledged to secure public deposits and for other purposes.

(4) Loans
---------

The composition of loans as of March 31, 1997 and December 31, 1996 was as follows:



                                                             March 31, 1997            December 31, 1996
                                                             --------------            -----------------
Commercial, Financial and Agricultural                          $  42,880               $  38,776
Real Estate - Construction                                          1,577                     881
Real Estate - Farmland                                             15,328                  25,770
Real Estate - Other                                               105,414                  88,896
Installment Loans to Individuals                                   44,495                  44,608
All Other Loans                                                     8,484                   7,945
                                                                ---------               ---------
                                                                $ 218,178               $ 206,876
                                                                =========               =========

Nonaccrual loans are loans for which principal and interest are doubtful of collection in accordance with original loan terms and for which accruals of interest have been discontinued due to payment delinquency. Nonaccrual loans totaled $6,346 and $7,396 as of March 31, 1997 and December 31, 1996, respectively. On March 31, 1997, the Company had 90 day past due loans with principal balances of $521 and restructured loans with principal balances of $81.

Effective January 1, 1995, Colony Bankcorp, Inc. recognized impaired loans as nonaccrual loans delinquent in excess of 120 days for which collateral values were insufficient to recover outstanding principal and interest under original loan terms. Impaired loan data as of March 31, 1997 and December 31, 1996 was as follows:


Total Investment in Impaired Loans                               $1,351

Less Allowance for Impaired Loan Losses                            (419)
                                                                 ------
Net Investment, March 31, 1997                                   $  932
                                                                 ======
Total Investment in Impaired Loans                                1,351

Less Allowance for Impaired Loan Losses                            (419)
                                                                 ------
Net Investment, December 31, 1996                                $  932
                                                                 ======

(5) Allowance for Loan Losses
-----------------------------

Transactions in the allowance for loan losses are summarized below for three months ended March 31, 1997 and March 31, 1996 as follows:



                                                                   March 31, 1997           March 31, 1996
                                                                   --------------           --------------
Balance, Beginning                                                     $4,434                  $4,051
   Provision Charged to Operating Expenses                                285                     644
   Loans Charged Off                                                     (274)                   (824)
   Loan Recoveries                                                        124                      51
                                                                       ------                  ------
Balance, Ending                                                        $4,569                  $3,922
                                                                       ======                  ======

(6) Premises and Equipment
--------------------------

Premises and equipment are comprised of the following as of March 31, 1997 and December 31, 1996:


                                           March 31, 1997         December 31, 1996
Land                                          $1,094                  $  973
Building                                       5,826                   5,601
Furniture, Fixtures and Equipment              5,289                   5,150
Leasehold Improvements                            31                      31
                                              ------                  ------
                                              12,240                  11,755
Accumulated Depreciation                      (4,753)                 (4,802)
                                              ------                  ------
                                              $7,487                  $6,953
                                              ======                  ======

In 1996, the Company began leasing a supermarket bank unit with a lease period of five years. Rent expense under this operating lease approximated $8,600 for the year ended December 31, 1996.

Future minimum lease payments to be paid are as follows:


                  Year Ending
                  December 31            Amount
                     1997               $ 39,600
                     1998                 39,600
                     1999                 39,600
                     2000                 39,600
                     2001                 33,000
                                        --------
                                        $191,400
                                        ========

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


(8) Deposits
------------

Components of interest-bearing deposits as of March 31, 1997 and December 31, 1996 are as follows:



                                        March 31, 1997         December 31, 1996
                                        --------------         -----------------
Interest-Bearing Demand                   $ 65,478                $ 55,297
Savings                                     11,390                  11,724
Time, $100,000 and Over                     56,067                  54,139
Other Time                                 128,459                 135,793
                                          --------                --------
                                          $261,394                $256,953
                                          ========                ========

(9) Other Borrowed Money
------------------------

Other borrowed money is comprised of the following as of March 31, 1997 and December 31, 1996:


                                                                             March 31, 1997       December 31, 1996
                                                                             --------------       -----------------
Debentures payable, due in annual payments of $267
plus interest at variable rates, on November 1, 1997
through November 1, 1999, collateralized by 100% of the
common stock of Ashburn Bank.  Effective interest rate of
8.0% as of March 31, 1997.                                                       $  801                  $  801

Note payable, due in annual payments of $207 plus quarterly
interest at variable rates, balance due December 19, 1997.
Collateralized by 100% of the common stock of The Bank of
Fitzgerald and 100% of the common stock of The Bank of
Worth.  Effective interest rate of 8.50% as of March 31, 1997.                      977                   1,029

Notes payable, due February 26, 1997 with interest at variable rates.  Collateralized by commercial real estate in downtown
Fitzgerald, Georgia.  Effective interest rate of 8.50% as of
March 31, 1997.                                                                     462                     291

Advance agreement with the Federal Home Loan Bank
of Atlanta, dated December 30, 1996, payable in full on
December 30, 1997.  Interest rate determined under the
daily rate credit program.                                                        1,400                   1,000

Advance agreement with the Federal Home Loan Bank
of Atlanta, dated September 27, 1996, payable in full on
September 27, 1997.  Interest rate determined under the
daily rate credit program.                                                          -0-                   2,000

Note payable, due June 13, 1997 with interest at variable
rate, due quarterly beginning March 13, 1997.  Collateralized by guaranty of Colony Bankcorp, Inc. in addition to all
furniture, fixtures, equipment and software of Colony Management
Services, Inc.  Effective interest rate of 8.50% as of
December 31, 1996.                                                                  475                     375

                                                                                 $4,115                  $5,496
                                                                                 ======                  ======

Maturities of borrowed money for the next five years as of March 31, 1997:

                        Year                    Amount

                        1997                    $3,581
                        1998                       267
                        1999                       267
                        Thereafter                 -0-
                                                ------
                                                $4,115
                                                ======

(10) Profit Sharing Plan
------------------------

The Company has a profit sharing plan that covers substantially all employees who meet certain age and service requirements. It is the Company's policy to make contributions to the plan as approved annually by the board of directors.



(11) Commitments and Contingent Liabilities
-------------------------------------------

In the normal course of business, certain commitments and contingencies are incurred which are not reflected in the consolidated financial statements. The Bank had commitments under standby letters of credit to U.S. addresses approximating $2,062 as of March 31, 1997 and $3,128 as of December 31, 1996. Unfulfilled loan commitments as of March 31, 1997 and December 31, 1996 approximated $34,362 and $19,696 respectively. No losses are anticipated as a result of commitments and contingencies.

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



(13) Regulatory Capital Matters
-------------------------------

The amount of dividends payable to the parent company from the subsidiary banks is limited by various banking regulatory agencies. The amount of cash dividends available from subsidiaries for payment in 1997 without prior approval from the banking regulatory agencies approximates $1,562. Upon approval by regulatory authorities, the banks may pay cash dividends to the parent company in excess of regulatory limitations.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and, possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The amounts and ratios as defined in regulations are presented hereafter. Management believes, as of March 31, 1997 the

Company meets all capital adequacy requirements to which it is subject and is classified as well capitalized under the regulatory framework for prompt corrective action. In the opinion of management, there are no conditions or events since prior notification of capital adequacy from the regulators that have changed the institution's category.

                                                                                           To Be Well Capitalized
                                                                    For Capital            Under Prompt Corrective
                                          Actual                 Adequacy Purposes           Action Provisions

                                    Amount       Ratio           Amount     Ratio           Amount        Ratio
As of March 31, 1997
Total Capital
     to Risk-Weighted Assets       $29,001      12.34%          $18,803     8.00%           $23,504      10.00%
Tier 1 Capital
     to Risk-Weighted Assets        26,043      11.08%            9,401     4.00%            14,102       6.00%
Tier 1 Capital
     to Average Assets              26,043       8.30%           12,558     4.00%            15,698       5.00%

As of December 31, 1996
Total Capital
     to Risk-Weighted Assets       $27,835      12.21%          $18,238     8.00%           $22,797      10.00%
Tier 1 Capital
     to Risk-Weighted Assets        24,967      10.96%            9,112     4.00%            13,668       6.00%
Tier 1 Capital
     to Average Assets              24,967       7.65%           13,054     4.00%            16,318       5.00%

(14)  Financial Information of Colony Bankcorp, Inc. (Parent Only)
------------------------------------------------------------------

The parent company's balance sheets as of March 31, 1997 and December 31, 1996 and the related statements of income are as follows:

                      COLONY BANKCORP, INC. (PARENT ONLY)
                                BALANCE SHEETS

ASSETS                                                               March 31, 1997        December 31, 1996

Cash                                                                    $    51                 $    61
Investments in Subsidiaries at Equity                                    27,602                  26,915
Other                                                                     1,092                     979
                                                                        -------                 -------
Total Assets                                                            $28,745                 $27,955
                                                                        =======                 =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Dividends Payable                                                  $   109                 $   109
     Notes and Debentures Payable                                         2,240                   2,121
     Other                                                                   14                     134
                                                                        -------                 -------
                                                                          2,363                   2,364


Stockholders' Equity
     Common Stock, Par Value $10; 5,000,000 Shares
        Authorized, 1,448,842 Shares Issued and Outstanding
        as of March 31, 1997 and December 31, 1996                      $14,488                 $14,488
     Paid-In Capital                                                      1,137                   1,137
     Retained Earnings                                                   11,157                  10,145
     Net Unrealized Loss on Securities Available for Sale, Net of Tax      (400)                   (179)
                                                                        -------                 -------
Total Stockholders' Equity                                               26,382                  25,591
Total Liabilities and Stockholders' Equity                              $28,745                 $27,955
                                                                        =======                 =======

-----------------------------------------------------------------------------

                      COLONY BANKCORP, INC. (PARENT ONLY)
                              STATEMENT OF INCOME
              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                            March 31, 1997                  March 31, 1996
Income
     Dividends from Subsidiaries                                $   287                         $  300
     Management Fees from Subsidiaries                               81                            127
     Data Processing Fees                                             0                             99
     Other                                                           10                              6
                                                                -------                         ------
                                                                $   378                         $  532

Expenses
     Interest                                                   $    44                         $   47
     Salaries and Benefits                                           93                            162
     Other                                                           75                            119
                                                                -------                         ------
                                                                $   212                         $  328
                                                                -------                         ------

Income Before Taxes and Equity in Undistributed
     Earnings of Subsidiaries                                       166                            204
     Income Tax (Benefits)                                          (47)                           (32)
                                                                -------                         ------

Income Before Equity in Undistributed Earnings
     of Subsidiaries                                                213                            236

     Equity in Undistributed Earnings of Subsidiaries               908                            527
                                                                -------                         ------

Net Income                                                      $ 1,121                         $  763
                                                                =======                         ======

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION


LIQUIDITY AND CAPITAL RESOURCES

Liquidity represents the ability to provide adequate sources of funds for funding loan commitments and investment activities, as well as the ability to provide sufficient funds to cover deposit withdrawals, payment of debt and financing of operations. These funds are obtained by converting assets to cash (representing primarily proceeds from collections on loans and maturities of investment securities) or by attracting and obtaining new deposits. For the three months ended March 31, 1997, the Company was successful in meeting its liquidity needs by increasing deposits 0.89% to $288,223,000 from deposits of $285,676,000 on December 31, 1996 and by reducing Federal Funds 20.71% to $18,030,000 from $22,740,000 on December 31, 1996.

The Company's liquidity position remained acceptable for the three months ended March 31, 1997. Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, funds sold and investments securities) represented 32.68% of average deposits for three months ended March 31, 1997 as compared to 30.29% of average deposits for three months ended March 31, 1996 and 29.96% for calendar year 1996. Average loans represented 74.92% of average deposits for three months ended March 31, 1997 as compared to 76.33% for three months ended March 31, 1996 and 76.89% for calendar year 1996. Average interest-bearing deposits were 86.89% of average earning assets for three months ended March 31, 1997 as compared to 87.90% for three months ended March 31, 1996 and 87.09% for calendar year 1996.

The Company satisfies most of its capital requirements through retained earnings. During the first three months of 1997, retained earnings provided $1,012,000 of increase in equity. Additionally, equity capital decreased by $221,000 during the first three months of 1997 as a result of changes in unrealized losses on securities available-for-sale, net of taxes. Thus, total equity increased by a net amount of $791,000 for the three month period ended March 31, 1997. This compares to growth in equity of $665,000 from retained earnings and $101,000 decrease resulting from changes in unrealized losses on securities, or total equity increase of $565,000 for the three month period ended March 31, 1996. Total equity increased $2,523,000 for the 1996 calendar year.

At March 31, 1997, total capital of Colony amounted to approximately $26,382,000. At March 31, 1997, there was an outstanding commitment for capital expenditures of approximately $500,000 for construction of a facility and furnishings for new Colony headquarters.

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

Using the capital requirements presently in effect, the Tier 1 ratio at March 31, 1997 was 11.08% and total Tier 1 and 2 risk-based capital was 12.34%. Both of these measures compare favorably with the regulatory minimums of 4% for Tier 1 and 8% for total risk-based capital. The Company's leverage ratio at March 31, 1997 was 8.30% which exceeds the required leverage ratio standard of 4%.

For the first quarter of 1997, the Company paid quarterly dividends of $0.075 per share. The dividend payout ratio, defined as dividends per share divided by net income per share, was 9.74% for three months ended March 31, 1997 as compared to $0.075 quarterly dividends for three months ended March 31, 1996 and a dividend payout ratio of 14.15%.

At March 31, 1997, management was not aware of any recommendations by regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources or operations. However, it is possible that examinations by regulatory authorities in the future could precipitate additional loss charge-offs which could materially impact the Company's liquidity, capital resources and operations.


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

Net income for the three months ended March 31, 1997 was $1,121,000 as compared to $763,000 for the three months ended March 31, 1996, or an increase of 46.92%. First quarter 1997 earnings were higher compared to first quarter 1996 primarily due to an increase in our net interest margin and a decrease in our provision for loan losses.

The net interest margin increased by 25 basis points to 5.02% in first quarter 1997 as compared to 4.77% in first quarter 1996. This increase in our net interest margin resulted in net interest income increasing by 13.26% to $3,647,000 in first quarter, 1997 from $3,220,000 for the same period in 1996. Average earning assets increased to $293,697,000 in first quarter, 1997 from $274,399,000 in first quarter 1996. Average loans increased by $9,297,000 or 4.61%, average Federal Funds sold decreased by $3,934,000 or 19.61%, average investment securities increased by $13,101,000, or 25.03% and average interest bearing deposits in other banks increased by $834,000 or 613.24%, resulting in a net increase in average earnings assets of $19,298,000 or 7.03%.

The net increase in average earning assets was funded by a net increase in average deposits of 6.52% to $281,835,000 for first quarter 1997 from $264,585,000 for first quarter 1996. Average interest-bearing deposits increased by 5.80% to $255,193,000 at March 31, 1997 compared to $241,197,000 at March 31,
1996, while average noninterest-bearing deposits represented 9.45% of total deposits at March 31, 1997 compared to 8.84% at March 31, 1996 and 9.70% at December 31, 1996.

Interest expense increased for the three months ended March 31, 1997 by $68,000 compared to the same period in 1996. This increase is primarily attributable to the increase in average interest-bearing deposits to $255,193,000 at March 31, 1997 compared to $241,197,000 at March 31, 1996. The combination of the increased net interest margin, increased average interest-bearing deposits and increased average earnings assets resulted in an increase in net interest income of $427,000 for the three months ended March 31, 1997 compared to the same period in 1996.

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due and other loans that management believes requires attention.

The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at a level management has determined to be adequate. The provision for loan losses was $285,000 for the three months ended March 31, 1997 as compared to $644,000 for the three months ended March 31, 1996, representing a decrease in the provision of $359,000 or 55.75%. The decrease in the provision for loan losses during first quarter 1997 was attributable to a leveling off of problem loans and an adequate build-up in the loan loss reserve for any future losses. Net loan charge-offs represented 52.63% of the provision for loan losses in the first quarter of 1997 as compared to 119.88% in the first quarter of 1996. Net loan charge-offs for the three months ended March 31, 1997 represented 0.07% of average loans outstanding as compared to 0.38% for three months ended March 31, 1996. At March 31, 1997, the allowance for loan losses was 2.09% of total loans outstanding as compared to an allowance for loan losses of 1.91% at March 31, 1996 and 2.14% at December 31, 1996. The determination of the reserve rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management considers the March 31, 1997 allowance for loan losses adequate to cover potential losses in the loan portfolio.

Non-interest income consists principally of service charges on deposit accounts. Service charges on deposit accounts amounted to $455,000 in first quarter 1997 compared to $425,000 in first quarter 1996, or an increase of 7.06%. All other non-interest income decreased by $11,000 to $239,000 for first quarter 1997 from $250,000 for first quarter, 1996. There were no significant variances in other non-interest income for the two periods.

Non-interest expense increased by 12.00% to $2,417,000 in three months ended March 31, 1997 from $2,158,000 in the same period in 1996. Salaries and employee benefits increased by 7.38% to $1,266,000 in first quarter 1997 from $1,179,000 in first quarter 1996 primarily due to additional staffing of subsidiary branch and holding company and increased health insurance premiums. All other non-interest expense increased by 17.57% to $1,151,000 in first quarter 1997 from $979,000 in first quarter 1996. This increase was primarily attributable to other losses on real estate write downs increasing $95,000 above prior period expenses and occupancy and equipment expenses increasing $65,000 due to an additional branch operation and equipment purchases.

Income before taxes increased by $546,000 to $1,639,000 in first quarter 1997 from $1,093,000 in first quarter 1996. The increase for the three months ended March 31, 1997 is primarily attributable to the decreased loan loss provision and the increased net interest margin. Income taxes as a percentage of income before taxes increased by 4.67% to 31.60% in first quarter 1997 as compared to 30.19% in first quarter 1996 due to increased net interest income. Income tax expense increased 56.97% to $518,000 in first quarter 1997 as compared to $330,000 in first quarter 1996.

The Bank of Fitzgerald is operating under a Memorandum of Understanding dating back to October, 1992 that was revised in October, 1995 due to portions of the original Memorandum of Understanding not being relevant to the bank's current situation. The current Memorandum requires that the Bank maintain specified minimum capital ratios and minimum reserves for loan losses. The Bank of Fitzgerald was in substantial compliance with the provisions of the Memorandum of Understanding at March 31, 1997.

Colony is an emerging company operating in an industry filled with non-regulated competitors and a rapid pace of consolidation. With the recent growth of our company and the continued trend of consolidation, Colony began the renovation of an 8,900 square feet corporate office which should be completed in June 1997. The move to new offices will make our management team much more efficient and assist our expansion plans as new opportunities present themselves in the future.

In November, 1996 Colony organized the company support services into one single unit subsidiary, Colony Management Services, Inc., which will allow management of the subsidiary to focus on its primary responsibility of credit review. This will achieve timely recognition of marginal credit, better monitoring of industry concentrations, additional review follow-up, and development of credit scoring models for certain product lines. In a major cost containment initiative, the data processing section of Colony Management Services is investing over $1,000,000 in computer up-grades and software enhancement. This will allow the company to better serve our customers through improved customer data resources and state-of-the-art technological services.

Liquidity
---------

The Company's goals with respect to liquidity are to insure that sufficient funds are available to meet current operating requirements, to provide reserves against unforeseen liquidity requirements. Management continuously reviews the Company's liquidity position, which is maintained on a basis consistent with established internal guidelines and the tests and reviews of the various regulatory authorities. The Company's primary liquidity sources at March 31, 1997 included cash, due from banks, federal funds and short-term investment securities. The Company also has the ability, on a short-term basis, to borrow funds from the Federal Reserve System and to invest in federal funds sold from other financial institutions. The mix of asset maturities contributes to the company's overall liquidity position.

Certain Transactions
--------------------

In the normal course of business, officers and directors of the Banks, and certain business organizations and individuals associated with them, maintain a variety of banking relationships with the bank. Transactions with senior officers and directors are made on terms comparable to those available to other bank customers.




                                   BUSINESS




General
-------

The Company was organized in 1983 as a bank holding company through the merger of The Bank of Fitzgerald with a subsidiary of the Company. Since that time, The Bank of Fitzgerald, which was formed by principals of Colony Bankcorp, Inc. in 1976, has operated as a wholly-owned subsidiary of the Company. In April 1984, Colony Bankcorp, Inc. acquired Community Bank of Wilcox, and in November 1984, Ashburn Bank became a wholly-owned subsidiary of Colony Bankcorp, Inc. Colony Bankcorp, Inc. continued its growth with the acquisition of The Bank of Dodge County in September 1985. In August 1991, Colony Bankcorp, Inc. acquired The Bank of Worth. In November 1996, Colony Bankcorp, Inc. acquired Broxton State Bank and in November, 1996 formed a non-bank subsidiary, Colony Management Services, Inc.

Through its six subsidiary banks, Colony Bankcorp, Inc. operates a full-service banking business and offers a broad range of retail and commercial banking services including checking, savings, NOW accounts, money market and time deposits of various types; loans for business, agriculture, real estate, personal uses, home improvement and automobiles; credit card; letters of credit; trust services investment, and discount brokerage services; IRA's, safe deposit box rentals, bank money orders, and electronic funds transfer services, including wire transfers and automated teller machines. Each of the Banks is a state chartered institution whose customer deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation.

                          PART II - OTHER INFORMATION



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

A.  Exhibits - None

B. There have been no reports filed on Form 8-K for the quarter ended March 31, 1997.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  COLONY BANKCORP, INC.



May 9, 1997                       /s/ James D. Minix
----------------------            ---------------------------------------------
DATE                              James D. Minix, President and
                                  Chief Executive Officer


                                  /s/ Terry L. Hester
                                  ---------------------------------------------
                                  Terry L. Hester, Executive Vice President and Chief Financial Officer