Form 10QSB
period 1997-06-30
COLONY BANKCORP INC
filed 1997-08-11
CIK 711669

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                  FORM 10-QSB

         QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 30, 1997                   COMMISSION FILE NUMBER 0-12436


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


               115 SOUTH GRANT STREET, FITZGERALD, GEORGIA 31750
               -------------------------------------------------
                    ADDRESS OF PRINCIPAL EXECUTIVE OFFICES

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

YES  X     NO
    ---      ---

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE CLOSE OF THE PERIOD COVERED BY THIS REPORT.


              CLASS                       OUTSTANDING AT JUNE 30, 1997
              -----                       ----------------------------
   COMMON STOCK, $10 PAR VALUE                       1,448,842

                        PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
        --------------------

THE FOLLOWING FINANCIAL STATEMENTS ARE PROVIDED FOR COLONY BANKCORP, INC. AND
SUBSIDIARIES: THE BANK OF FITZGERALD, ASHBURN BANK, COMMUNITY BANK OF WILCOX, THE BANK OF DODGE COUNTY, THE BANK OF WORTH, BROXTON STATE BANK AND COLONY MANAGEMENT SERVICES, INC.

     A.   CONSOLIDATED BALANCE SHEETS - JUNE 30, 1997 AND DECEMBER 31, 1996.

     B. CONSOLIDATED STATEMENTS OF INCOME - FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996 AND FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996.

     C. CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION - FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996.

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN EXAMINED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1997 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

                    COLONY BANKCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1997 AND DECEMBER 31, 1996
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

ASSETS                                                     JUNE 30, 1997     DECEMBER 31, 1996
                                                           -------------     -----------------
Cash and Balance Due from Depository
  Institutions (Note 2)                                        $  12,751         $  13,444
Federal Funds Sold                                                11,240            22,740
Investment Securities (Aggregate Fair Value
  of $60,954 and $63,328 Respectively) (Note 3)                   60,983            63,377
Loans (Notes 4 and 5)                                            232,812           206,876
Allowance for Loan Losses                                         (4,682)           (4,435)
Unearned Interest and Fees                                           (10)              (13)
                                                                --------          --------
         Total Loans                                             228,120           202,428

Premises and Equipment (Note 6)                                    7,825             6,953
Other Real Estate                                                  1,601             2,803
Other Assets                                                       7,984             7,795
                                                                --------          --------

         Total Assets                                           $330,504          $319,540
                                                                ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Noninterest-Bearing                                           $ 27,681          $ 28,723
  Interest-Bearing (Note 8)                                      258,083           256,953
                                                                --------          --------
         Total Deposits                                          285,764           285,676

Borrowed Money:
  Federal Funds Purchased                                            -0-               160
  Other Borrowed Money (Note 9)                                   15,008             5,496
                                                                --------          --------
         Total Borrowed Money                                     15,008             5,656

Other Liabilities                                                  2,496             2,617

Commitments and Contingencies (Note 11)

Stockholders' Equity:
  Common Stock, Par Value $10 a Share; Authorized
  5,000,000 shares, Issued 1,448,842 shares as of
  June 30, 1997 and December 31, 1996 Respectively                14,488            14,488
Paid-In Capital                                                    1,137             1,137
Retained Earnings                                                 11,966            10,145
Net Unrealized Loss on Securities Available for Sale,
  Net of Tax Benefit of $166 in 1997 and $3 in 1996                 (355)             (179)
                                                                --------          --------
         Total Stockholders' Equity                               27,236            25,591
                                                                --------          --------

         Total Liabilities and Stockholders' Equity             $330,504          $319,540
                                                                ========          ========

The accompanying notes are an integral part of these balance sheets.

                    COLONY BANKCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                   THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                  AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                   Three Months Ended                Six Months Ended
                                                 6/30/97        6/30/96           6/30/97       6/30/96
                                                 -------        -------           -------       -------
Interest Income:
 Loans, including fees                            $5,990         $5,516           $11,716       $10,936
 Federal Funds Sold                                  174            177               387           448
 Deposits with Other Banks                            12              2                26             5
 Investment Securities:
 U.S. Treasury & Federal Agencies                    852            722             1,731         1,366
 State, County and Municipal                          75             76               151           152
 Other Investments                                    20             22                49            50
                                                  ------         ------           -------       -------
      Total Interest Income                        7,123          6,515            14,060        12,957
                                                  ------         ------           -------       -------

Interest Expense:
 Deposits                                          3,262          3,144             6,455         6,293
 Federal Funds Purchased                              17              1                22             3
 Other Borrowed Money                                129             74               221           145
                                                  ------         ------           -------       -------
      Total Interest Expense                       3,408          3,219             6,698         6,441
                                                  ------         ------           -------       -------

Net Interest Income                                3,715          3,296             7,362         6,516
Provision for Loan Losses                            468            501               753         1,145
                                                  ------         ------           -------       -------
Net Interest Income After Provision                3,247          2,795             6,609         5,371
                                                  ------         ------           -------       -------

Noninterest Income:
 Service Charge on Deposits                          454            445               909           870
 Other Service Charges, Commissions & Fees            88            164               223           315
 Security Gains, net                                   2              0                 9             3
 Other Income                                        116             60               213           156
                                                  ------         ------           -------       -------
      Total Noninterest Income                       660            669             1,354         1,344
                                                  ------         ------           -------       -------

Noninterest Expense:
 Salaries and Employee Benefits                    1,480          1,295             2,746         2,474
 Occupancy and Equipment                             350            291               687           563
 Other Operating Expenses                            757            813             1,571         1,520
                                                  ------         ------           -------       -------
      Total Noninterest Expense                    2,587          2,399             5,004         4,557
                                                  ------         ------           -------       -------

Income Before Income Taxes                        $1,320          1,065             2,959         2,158
Income Taxes                                         402            334               920           664
                                                  ------         ------           -------       -------
Net Income                                        $  918         $  731           $ 2,039       $ 1,494
                                                  ======         ======           =======       =======

Net Income Per Share of Common Stock               $0.63          $0.50             $1.41       $  1.03
                                                   =====          =====             =====       =======

Weighted Average Shares Outstanding            1,448,842      1,448,842         1,448,842     1,448,842
                                               =========      =========         =========     =========


The accompanying notes are an integral part of these statements

                    COLONY BANKCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)


                                                                       1997        1996
                                                                      ------      ------

CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)                                                    $ 2,039      $ 1,494
Adjustments to reconcile net income to net cash provided
  by operating activities:
  (Gain) loss on sale of investment securities                            (9)         (3)
Depreciation                                                             348         257
Provision for loan losses                                                753       1,145
Amortization of excess costs                                              26          24
Other prepaids, deferrals and accruals, net                              471      (1,552)
                                                                    --------     --------
         Total Adjustments                                           $ 1,589      $  (129)
                                                                    --------     --------
         Net cash provided by operating activities                   $ 3,628      $ 1,365
                                                                    --------     --------


CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of securities available for sale                          ($ 8,565)    ($12,683)
Proceeds from sales of securities available for sale                   2,998          498
Proceeds from maturities of securities available for sale              7,491        5,871
Purchase of securities held for investment                               -0-          -0-
Proceeds from maturities of securities held for investment               191           36
Proceeds from sales of securities held for investment                    -0-          -0-
Decrease (Increase) in interest-bearing deposits in banks                297         (317)
(Increase) in loans                                                  (25,939)     (13,198)
Purchase of premises and equipment                                    (1,220)        (213)
                                                                    --------     --------
         Net cash (used in) investing activities                    ($24,747)    ($20,006)
                                                                    --------     --------

CASH FLOW FROM FINANCING ACTIVITIES

Net (decrease) increase in deposits                                  $    88        ($991)
Net (decrease) increase in Federal Funds Purchased                      (160)       1,360
Dividends paid                                                          (217)        (194)
Net (decrease) increase in short term & long-term borrowings           9,512          896
                                                                    --------     --------
         Net cash provided by financing activities                    $9,223     $  1,071
                                                                    --------     --------

Net increase (decrease) in cash and cash equivalents                 (11,896)     (17,570)
Cash and cash equivalents at beginning of period                      35,293       35,368
                                                                    --------     --------
Cash and cash equivalents at end of period                           $23,397      $17,798


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    COLONY BANKCORP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in Thousands)

(1) Summary of Significant Accounting Policies
----------------------------------------------

Colony Bankcorp, Inc. is a multi-bank holding company located in Fitzgerald, Georgia. The consolidated financial statements include the accounts of Colony Bankcorp, Inc. and its wholly-owned subsidiaries, The Bank of Fitzgerald, Fitzgerald, Georgia; Ashburn Bank, Ashburn, Georgia; The Bank of Worth, Sylvester, Georgia; The Bank of Dodge County, Eastman, Georgia; Community Bank of Wilcox, Pitts, Georgia,; Broxton State Bank, Broxton, Georgia (the Banks) and Colony Management Services, Inc., Fitzgerald, Georgia. All significant intercompany accounts have been eliminated in consolidation. The accounting and reporting policies of Colony Bankcorp, Inc. conform to generally accepted accounting principles and practices utilized in the commercial banking industry. The following is a description of the more significant of those policies.


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

Securities available for sale are measured at fair value with unrealized gains and losses reported net of deferred taxes as a separate component of stockholders' equity. Fair value represents an approximation of realizable value as of June 30, 1997 and December 31, 1996. Realized and unrealized gains and losses are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.


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

Allowance for Loans Losses

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

Management believes the allowance for possible loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgement about information available to them at the time of their examination.

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


(2) Cash and Balances Due from Depository Institutions
------------------------------------------------------

Components of cash and balances due from depository institutions at June 30, 1997 and December 31, 1996 are as follows:

                                                    June 30, 1997      December 31, 1996
                                                    -------------      -----------------
Cash on Hand and Cash Items                            $ 2,673              $ 3,692
Noninterest-Bearing Deposits with Other Banks            9,484                8,861
Interest-Bearing Deposits with Other Banks                 594                  891
                                                       -------              -------
                                                       $12,751              $13,444
                                                       =======              =======

(3) Investment Securities
-------------------------

Investment securities as of June 30, 1997 are summarized as follows:

                                                       Gross          Gross
                                         Amortized   Unrealized     Unrealized    Fair
                                           Cost        Gains         Losses       Value
Securities Available for Sale:
  U.S. Treasury                         $  1,000      $  -0-       $    -0-     $  1,000
U.S. Government Agencies:
  Mortgage-Backed                         12,937         49           (134)       12,852
  Other                                   36,245          7           (216)       36,036
State, County & Municipal                  4,968         58            (15)        5,011
The Banker's Bank Stock                       50         -0-            -0-           50
Federal Home Loan Bank Stock               1,334         -0-            -0-        1,334
Marketable Equity Securities               1,130         -0-          (189)          941
                                        --------      -----        -------      --------
                                        $ 57,664      $ 114        $  (554)     $ 57,224
                                        ========      =====        =======      ========
Securities Held to Maturity:
  U.S. Governmental Agencies            $  2,149      $  -0-       $   (18)     $  2,131
  State, County and Municipal              1,610          6            (17)        1,599
                                        --------      -----        -------      --------
                                        $  3,759      $   6        $   (35)     $  3,730
                                        ========      =====        =======      ========

-------------------------------------

The amortized cost and fair value of investment securities as of June 30, 1997 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                       Securities

                                                 Available for Sale                   Held to Maturity
                                             Amortized            Fair          Amortized             Fair
                                               Cost              Value             Cost              Value
Due in One Year or Less                     $ 10,521            $ 10,511        $  1,500           $  1,493
Due After One Year Through Five Years         30,657              30,497           1,778              1,748
Due After Five Years Through Ten Years           732                 738               0                  0
Due After Ten Years                              303                 301             481                489
                                            --------            --------        --------           --------
                                              42,213              42,047           3,759              3,730


Federal Home Loan Bank Stock                   1,334               1,334
The Banker's Bank Stock                           50                  50
Marketable Equity Securities                   1,130                 941
Mortgage-Backed Securities                    12,937              12,852
                                            --------            --------        --------           --------
                                            $ 57,664            $ 57,224        $  3,759           $  3,730
                                            ========            ========        ========           ========

Investment securities as of December 31, 1996 are summarized as follows:

                                                                  Gross            Gross
                                            Amortized          Unrealized       Unrealized            Fair
                                              Cost                Gains           Losses             Value
Securities Available for Sale:
U.S. Treasury                               $    499            $               $                  $    499
U.S. Government Agencies
   Mortgage-Backed Securities                 16,367                  78             (94)            16,351
   Other                                      35,702                  32             (70)            35,664
State, County & Municipal                      5,384                  86             (23)             5,447
The Banker's Bank Stock                           50                                                     50
Federal Home Loan Bank Stock                     483                                                    483
Marketable Equity Securities                   1,130                                (185)               945
                                            --------            --------        --------           --------
                                            $ 59,615            $    196        $   (372)          $ 59,439
                                            ========            ========        ========           ========

Securities Held to Maturity:
U.S. Government and Agencies                $  2,148            $               $    (16)          $  2,132
State, County and Municipal                    1,790                   3             (36)             1,757
                                            --------            --------        --------           --------
                                            $  3,938            $      3        $    (52)          $  3,889
                                            ========            ========        ========           ========

Investment securities having a carrying value approximating $29,797 and $27,618 as of June 30, 1997 and December 31, 1996, respectively, were pledged to secure public deposits and for other purposes.

(4) Loans
---------

The composition of loans as of June 30, 1997 and December 31, 1996 was as follows:

                                                  June 30, 1997        December 31, 1996
                                                  -------------        -----------------
Commercial, Financial and Agricultural              $ 45,832                $ 38,776
Real Estate - Construction                             1,904                     881
Real Estate - Farmland                                17,246                  25,770
Real Estate - Other                                  113,409                  88,896
Installment Loans to Individuals                      46,015                  44,608
All Other Loans                                        8,406                   7,945
                                                    --------                --------
                                                    $232,812                $206,876
                                                    ========                ========

Nonaccrual loans are loans for which principal and interest are doubtful of collection in accordance with original loan terms and for which accrual of interest have been discontinued due to payment delinquency. Nonaccrual loans totaled $6,501 and $7,396 as of June 30, 1997 and December 31, 1996, respectively. On June 30, 1997, the Company has 90 day past due loans with principal balances of $969 and restructured loans with principal balances of $19.

Effective January 1, 1995, Colony Bankcorp, Inc. recognized impaired loans as nonaccrual loans delinquent in excess of 120 days for which collateral values were insufficient to recover outstanding principal and interest under original loan terms. Impaired loan data as of June 30, 1997 and December 31, 1996 was as follows:

Total Investment in Impaired Loans                      $1,351

Less Allowances for Impaired Loan Losses                  (419)
                                                        ------
Net Investment, June 30, 1997                           $  932
                                                        ======
Total Investment in Impaired Loans                       1,351

Less Allowances for Impaired Loan Losses                  (419)
                                                        ------
Net Investment, December 31, 1996                       $  932
                                                        ======

(5) Allowances for Loan Losses
------------------------------

Transactions in the allowance for loan losses are summarized below for six months ended June 30, 1997 and June 30, 1996 as follows:

                                                   June 30, 1997      June 30, 1996
                                                   -------------      -------------
Balance, Beginning                                    $4,435             $4,051
  Provision Charged to Operating Expenses                753              1,145
  Loans Charged Off                                     (717)            (1,480)
  Loan Recoveries                                        211                606
                                                      ------             ------
Balance, Ending                                       $4,682             $4,322
                                                      ======             ======

(6) Premises and Equipment
--------------------------

Premises and equipment are comprised of the following as of June 30, 1997 and December 31, 1996:

                                            June 30, 1997      December 31, 1996
                                            -------------      -----------------
Land                                            $1,154               $  973
Building                                         6,104                5,601
Furniture, Fixtures and Equipment                5,489                5,150
Leasehold Improvements                              31                   31
                                                ------               ------
                                                12,778               11,755
Accumulated Depreciation                        (4,953)              (4,802)
                                                ------               ------
                                                $7,825               $6,953
                                                ======               ======

In 1996, the Company began leasing a supermarket bank unit with a lease period of five years. Rent expense under this operating lease approximated $8,600 for the year ended December 31, 1996.

Future minimum lease payments to be paid are as follows:

             Year Ending
             December 31          Amount
             -----------          ------
                1997            $ 39,600
                1998              39,600
                1999              39,600
                2000              39,600
                2001              33,000
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

(8) Deposits
------------

Components of interest-bearing deposits as of June 30, 1997 and December 31, 1996 are as follows:

                                          June 30, 1997       December 31, 1996
                                          -------------       -----------------
Interest-Bearing Demand                     $ 48,913              $ 55,297
Savings                                       11,995                11,724
Time, $100,000 and Over                       58,766                54,139
Other Time                                   138,409               135,793
                                            --------              --------
                                            $258,083              $256,953
                                            ========              ========

(9) Other Borrowed Money
------------------------

Other borrowed money is comprised of the following as of June 30, 1997 and December 31, 1996:

                                                                           June 30, 1997    December 31, 1996
                                                                           -------------    -----------------
Debentures payable, due in annual payments of $267 plus
interest at variable rates, on November 1, 1997 through
November 1, 1999, collateralized by 100% of the common stock of Ashburn Bank. Effective interest rate of 8.0% as of
June 30, 1997.                                                                $   801            $   801

Note payable, due in annual payments of $207 plus quarterly
interest at variable rates, balance due December 19, 1997.
Collateralized by 100% of the common stock of The Bank of
Fitzgerald and 100% of the common stock of The Bank of
Worth. Effective interest rate of 8.50% as of June 30, 1997.                      925              1,029

Notes payable, due February 26, 1997 with interest at variable rates. Collateralized by commercial real estate in downtown
Fitzgerald, Georgia.                                                              -0-                291

Notes payable due January 29, 2000 with interest at variable rates. Collateralized by commercial real estate in downtown
Fitzgerald, Georgia. Effective interest rate of 8.50% as of
June 30, 1997.                                                                    867                -0-

Advance agreement with the Federal Home Loan Bank of Atlanta, dated December 30, 1996, payable in full on December 30, 1997.
Interest rate determined under the daily rate credit program.                     -0-              1,000

Advance agreement with the Federal Home Loan Bank of Atlanta, dated September 27, 1996, payable in full on September 27, 1997.
Interest rate determined under the daily rate credit program.                   2,000              2,000

Note payable, due June 13, 1997 with interest at variable rate, due quarterly beginning March 13, 1997. Collateralized by guaranty of
Colony Bankcorp, Inc. in addition to all furniture, fixtures,
equipment and software of Colony Management Services, Inc.                        -0-                375

Advance agreement with the Federal Home Loan Bank of Atlanta, dated May 3, 1997, payable in full on May 3, 1998. Interest rate
determined under the daily rate credit program.                                 1,200                -0-

Advance agreement with the Federal Home Loan Bank of Atlanta, dated June 30, 1997, payable in full on June 30, 1998. Interest rate
determined under the daily rate credit program.                                   400                -0-

Advance agreement with the Federal Home Loan Bank of Atlanta, dated March 5, 1997, payable in full on September 3, 1997. Interest rate
determined under the daily rate credit program.                                 1,400                -0-

------------------------

                                                                           June 30, 1997    December 31, 1996
                                                                           -------------    -----------------
Advanced agreement with the Federal Home Loan Bank of Atlanta, dated May 22, 1997, payable in full on November 24, 1997. Interest
rate determined under the daily rate credit program.                            1,500              -0-

Advance agreement with the Federal Home Loan Bank of Atlanta, dated May 28, 1997, payable in full on May 28, 2002. Effective interest
rate of 6.98% on June 30, 1997.                                                 1,000              -0-

Advance agreement with the Federal Home Loan Bank of Atlanta, dated May 30, 1997, payable in full on February 27, 1998. Interest
rate determined under the daily rate credit program.                            1,000              -0-

Advance agreement with the Federal Home Loan Bank of Atlanta, dated June 23, 1997, payable in full on February 23, 1999. Interest
rate determined under the daily rate credit program.                            1,000              -0-

Note payable dated June 13, 1997, due on December 13, 1997 with interest at various rate. Collateralized by guaranty of Colony Bankcorp,
Inc. in addition to all furniture, fixtures, equipment, software of Colony
Management Services, Inc. Effective interest rate of 8.00% on
June 30, 1997                                                                     415              -0-

Advance agreement with the Federal Reserve Bank of Atlanta,
dated June 1, 1997, payable in full on June 30, 1997. Interest
rate determined under the daily rate credit program.                            2,500              -0-
                                                                                -----          -------
                                                                              $15,008           $5,496
                                                                              =======          =======

Maturities of borrowed money for the next five years as of June 30, 1997:

                      Year                 Amount
                      1997                $ 9,007
                      1998                  2,963
                      1999                  1,363
                      Thereafter            1,675
                                          -------
                                          $15,008
                                          =======

(10) Profit Sharing Plan
------------------------

The Company has a profit sharing plan that covers substantially all employees who meet certain age and service requirement. It is the Company's policy to make contributions to the plan as approved annually by the board of directors.

(11) Commitments and Contingent Liabilities
-------------------------------------------

In the normal course of business, certain commitments and contingencies are incurred which are not reflected in the consolidated financial statements. The Bank had commitments under standby letters of credit to U.S. addresses approximating $2,083 as of June 30, 1997 and $3,128 as of December 31, 1996. Unfulfilled loan commitments as of June 30, 1997 and December 31, 1996 approximated $30,183 and $19,696 respectively. No losses are anticipated as a result of commitments and contingencies.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The amounts and ratios as defined in regulations are presented hereafter. Management believes, as of June 30, 1997 the Company meets all capital adequacy requirements to which it is subject and is classified as well capitalized under the regulatory framework for prompt corrective action. In the opinion of management, there are no conditions or events since prior notification of capital adequacy from the regulators that have changed the institution's category.

                                                                                  To Be Well Capitalized
                                                               For Capital        Under Prompt Corrective
                                         Actual             Adequacy Purposes        Action Provisions

                                   Amount      Ratio        Amount      Ratio         Amount     Ratio
As of June 30, 1997
Total Capital
  to Risk-Weighted Assets          $29,986    12.12%        $19,790     8.00%         $24,738    10.00%
Tier 1 Capital
  to Risk-Weighted Assets           26,874    10.86%          9,895     4.00%          14,843     6.00%
Tier 1 Capital
  to Average Assets                 26,874     8.38%         12,823     4.00%          16,029     5.00%

As of December 31, 1996
Total Capital
  to Risk-Weighted Assets          $27,835    12.21%        $18,238     8.00%         $22,797    10.00%
Tier 1 Capital
  to Risk-Weighted Assets           24,967    10.96%          9,112     4.00%          13,668     6.00%
Tier 1 Capital
  to Average Assets                 24,967     7.65%         13,054     4.00%          16,318     5.00%

(14) Financial Information of Colony Bankcorp, Inc. (Parent Only)
-----------------------------------------------------------------

The parent company's balance sheets as of June 30, 1997 and December 31, 1996 and the related statements of income are as follows:

                      COLONY BANKCORP, INC. (PARENT ONLY)
                                BALANCE SHEETS

ASSETS                                      June 30, 1997    December 31, 1996
Cash                                            $   173           $    61
Investments in Subsidiaries at Equity            28,552            26,915
Other                                             1,323               979
                                                -------           -------
Total Assets                                    $30,048           $27,955
                                                =======           =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Dividends Payable                             $   109           $   109
  Notes and Debentures Payable                    2,593             2,121
  Other                                             110               134
                                                -------           -------
                                                  2,812             2,364

Stockholders' Equity
  Common Stock, Par Value $10; 5,000,000
    Shares Authorized, 1,448,842 Shares
    Issued and Outstanding as of June 30,
    1997 and December 31, 1996                  $14,488           $14,488
  Paid-In-Capital                                 1,137             1,137
  Retained Earnings                              11,966            10,145
  Net Unrealized Loss on Securities Available
    for Sale, Net of Tax                           (355)             (179)
                                                -------           -------
Total Stockholders' Equity                       27,236            25,591
                                                -------           -------
Total Liabilities and Stockholders' Equity      $30,048           $27,955
                                                =======           =======

-----------------------------------------------------------------------------

                      COLONY BANKCORP, INC. (PARENT ONLY)
                              STATEMENT OF INCOME
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                     June 30, 1997     June 30, 1996
Income
   Dividends from Subsidiaries                           $  573            $  600
   Management Fees from Subsidiaries                        144               253
   Data Processing Fees                                       0               198
   Other                                                     15                 7
                                                         ------            ------
                                                         $  732            $1,058

Expenses
   Interest                                              $   94            $   92
   Salaries and Benefits                                    200               350
   Other                                                    159               254
                                                         ------            ------
                                                         $  453            $  696
                                                         ------            ------

Income Before Taxes and Equity in Undistributed
   Earnings of Subsidiaries                                 279               362
   Income Tax (Benefits)                                   (109)              (78)
                                                         ------            ------

Income Before Equity in Undistributed Earnings
   of Subsidiaries                                          388               440

   Equity in Undistributed Earnings of Subsidiaries       1,651             1,054
                                                         ------            ------
Net Income                                               $2,039            $1,494
                                                         ======            ======

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION


LIQUIDITY AND CAPITAL RESOURCES

Liquidity represents the ability to provide adequate sources of funds for funding loan commitments and investment activities, as well as the ability to provide sufficient funds to cover deposit withdrawals, payment of debt and financing of operations. These funds are obtained by converting assets to cash (representing primarily proceeds from collections on loans and maturities of investment securities) or by attracting and obtaining new deposits. For the six months ended June 30, 1997, the Company was successful in meeting its liquidity needs by increasing deposits 0.03% to $285,764,000 from deposits of $285,676,000 on December 31, 1996 and by reducing Federal Funds 50.57% to $11,240,000 from $22,740,000 on December 31, 1996.

The Company's liquidity position remained acceptable for the six months ended June 30, 1997. Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, funds sold and investments securities) represented 31.16% of average deposits for six months ended June 30, 1997 as compared to 29.78% of average deposits for six months ended June 30, 1996 and 29.96% for calendar year 1996. Average loans represented 77.36% of average deposits for six months ended June 30, 1997 as compared to 76.82% for six months ended June 30, 1997 and 76.89% for calendar year 1996. Average interest-bearing deposits were 85.87% of average earning assets for six months ended June 30, 1997 as compared to 87.01% for six months ended June 30, 1996 and 87.09% for calendar year 1996.

The Company satisfies most of its capital requirements through retained earnings. During the first quarter, 1997, retained earnings provided $1,012,000 of increase in equity and during second quarter, 1997 retained earnings provided $809,000 of increase in equity. Additionally, equity capital decreased by $221,000 in first quarter, 1997 and increased by $45,000 in second quarter, 1997 resulting from the change during the first two quarters in 1997 in unrealized losses on securities available-for-sale, net of taxes. Thus, total equity increased by a net amount of $1,645,000 for the six month period ended June 30, 1997. This compares to growth in equity of $665,000 from retained earnings and $101,000 decrease resulting from changes in unrealized losses on securities for first quarter 1996 and growth in equity of $635,000 from retained earnings and $338,000 decrease resulting from changes in unrealized losses on securities for second quarter 1996 which resulted in total increase in equity of $861,000 for the six month period ended June 30, 1996. Total equity increased $2,523,000 for the 1996 calendar year.

At June 30, 1997, total capital of Colony amounted to approximately $27,236,000. At June 30, 1997, there was no outstanding commitment for any major expenditures.

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

Using the capital requirements presently in effect, the Tier 1 ratio at June 30, 1997 was 10.86% and total Tier 1 and 2 risk-based capital was 12.12%. Both of these measures compare favorably with the regulatory minimums of 4% for Tier 1 and 8% for total risk-based capital. The Company's leverage ratio at June 30, 1997 was 8.38% which exceeds the required leverage ratio standard of 4%.

For the first two quarters of 1997, the Company paid quarterly dividends of $0.075 per share. The dividend payout ratio, defined as dividends per share divided by net income per share, was 10.64% for six months ended June 30, 1997 as compared to a 14.56% dividend payout ratio for the six month period ended June 30, 1996. For the first two quarters of 1996, the Company paid quarterly dividends of $0.075 per share.

At June 30, 1997, management was not aware of any recommendations by regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources or operations. However, it is possible that examinations by regulatory authorities in the future could precipitate additional loan charge-offs which could materially impact the Company's liquidity, capital resources and operations.


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

Net income for the three months ended June 30, 1997 was $918,000 as compared with $731,000 for the three months ended June 30, 1996, or an increase of 25.58% and net income for the six months ended June 30, 1997 was $2,039,000 as compared with $1,494,000 for the six months ended June 30, 1996, or an increase of 36.48%. Second quarter 1997 earnings increased significantly over the same period in 1996 primarily due to our net interest income increasing to $3,715,000 in second quarter 1997 compared to $3,296,000 in second quarter 1996. The net interest income was higher due to increased volume and increased net interest margin for both quarterly periods in 1997 as compared to the same period in 1996.

The net interest margin increased by 18 basis points to 5.00% in second quarter 1997 as compared to 4.82% in second quarter 1996 and increased by 21 basis points to 5.01% for six months ended June 30, 1997 as compared to the 4.80% for the same period in 1996. Net interest income increased by 12.71% to $3,715,000 in second quarter 1997 from $3,296,000 for the same period in 1996 on an increase in average earnings assets to $301,549,000 in second quarter 1997 from $277,451,000 for the same period in 1996. Net interest income increased by 12.98% to $7,362,000 for six months ended June 30, 1997 from $6,516,000 for the same period in 1996 on an increase in average earnings assets to $297,623,000 for six months ended June 30, 1997 from $275,925,000 for the same period in 1996. For the six months ended June 30, 1997 compared to the same period in 1996, average loans increased by $13,890,000 or 6.79%, average funds sold decreased by $2,474,000 or 14.94%, average investment securities increased by $9,597,000, or 17.54% and average interest bearing deposits in other banks increased by $685,000 or 366.31%, resulting in a net increase in average earning assets of $21,698,000 or 7.86%.

The net increase in average earning assets was funded by a net increase in average deposits of 6.03% to $282,229,000 for six months ended June 30, 1997 from $266,170,000 for the same period in 1996. Average interest-bearing deposits increased by 6.47% to $255,563,000 for six months ended June 30, 1997 compared to $240,034,000 for six months ended June 30, 1996, while average noninterest-bearing deposits represented 9.45% of average total deposits for six months ended June 30, 1997 as compared to 9.82% for the same period in 1996 and 9.70% for calendar year 1996.

Interest expense increased for the three months ended June 30, 1997 by $189,000 compared to the same period in 1996 and increased by $257,000 for the six months ended June 30, 1997 compared to the same period in 1996. The increase in interest expense is primarily attributable to the increase in average interest-bearing deposits to $255,563,000 for the six months ended June 30, 1997 compared to $240,034,000 for six months ended June 30, 1996. The combination of an increased net interest margin and increased average earning assets resulted in an increase in net interest income of $419,000 for second quarter 1997 compared to the same period in 1996 and an increase in net interest income of $846,000 for six months ended June 30, 1997 compared to the same period in 1996.

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due and other loans that management believes requires attention.

The provision for loan losses was $468,000 for the three months ended June 30, 1997 as compared to $501,000 for the same period in 1996, representing a decrease in the provision of $33,000 or 6.59%. The provision for loan losses was $753,000 for the six months ended June 30, 1997 compared to $1,145,000 for the same period in 1996 representing a decrease of $392,000 or 34.24%. The decrease in the provision for loan losses during the first six months of 1997 is attributable to a leveling off of problem loans and an adequate build-up in the loan reserve for any future losses. Net loan charge-offs represented 76.28% of the provision for loan losses in second quarter 1997 as compared to 20.36% in the second quarter of 1996. Net loan charge-offs represented 67.33% of the provision for loan losses in the six month period ended June 30, 1997 as compared to 76.33% of the provision for loan losses in the six month period ended June 30, 1996. During the first six months of 1997 and 1996, a net of $507,000 and $874,000, respectively was charged-off. Net loan charge-offs for the six months ended June 30, 1997 represented 0.23% of average loans outstanding as compared to 0.43% for six months ended June 30, 1996. At June 30, 1997, the allowance for loan losses was 2.01% of total loans outstanding as compared to an allowance for loan losses of 2.02% at June 30, 1996 and 2.14% at December 31, 1996. The determination of the reserve rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management considers the June 30, 1997 allowance for loan losses adequate to cover potential losses in the loan portfolio.

Non-interest income consists principally of service charges on deposit accounts. Service charges on deposit accounts amounted to $454,000 in second quarter 1997 compared to $445,000 in second quarter 1996, or an increase of 2.02% and amounted to $909,000 for six months ended June 30, 1997 compared to $870,000 for six months ended June 30, 1996, or an increase of 4.48%. All other non-interest income decreased by $18,000 to $206,000 for second quarter 1997 from $224,000 for second quarter, 1996 and all other non-interest income decreased by $29,000 to $445,000 for six months ended June 30, 1997 from $474,000 for six months ended June 30, 1996. There were no significant variances in non-interest income for the periods presented.

Non-interest expense increased by 7.84% to $2,587,000 in three months ended June 30, 1997 from $2,399,000 for the same period in 1996. Salaries and benefits increased by 14.29% to $1,480,000 in second quarter 1997 from $1,295,000 in second quarter 1996 and was attributable to an increase in employees for an additional branch bank and increased bonus/profit sharing expenses due to increased earnings. All other non-interest expense remained flat as second quarter 1997 expenses totaled $1,107,000 for second quarter 1997 compared to $1,104,000 for second quarter 1996. Non-interest expense increased by 9.81% to $5,004,000 for six month period ended June 30, 1997 compared to $4,557,000 for the same period in 1996. This increase was primarily due to an increase in salaries and benefits due to increased personnel with a new branch and increased bonus/profit sharing expenses due to increased earnings. Occupancy expenses have also increased due to expenses associated with the new branch.

Income before taxes increased by $255,000 to $1,320,000 in second quarter 1997 from $1,065,000 in second quarter 1996 and increased by $801,000 to $2,959,000 for six months ended June 30, 1997 from $2,158,000 for the same period in 1996. The increase for both periods is primarily attributable to the increased net interest income. Income taxes as a percentage of income before taxes decreased by 2.90% to 30.45% in second quarter 1997 as compared to 31.36% in second quarter 1996 while income taxes as a percentage on income before taxes increased by 1.04% to 31.09% for six month period ended June 30, 1997 as compared to 30.77% for the same period in 1996. Income tax expense increased 38.55% to $920,000 for six month period ended June 30, 1997 compared to $664,000 for the same period in 1996.

The Bank of Fitzgerald is operating under a Memorandum of Understanding dating back to October, 1992 that was revised in October, 1995 due to portions of the original Memorandum of Understanding not being relevent to the bank's current situation. The current Memorandum requires that the Bank maintain specified minimum capital ratios and minimum reserves for loan losses. The Bank of Fitzgerald was in substantial compliance with the provisions of the Memorandum of Understanding at June 30, 1997.

Colony is an emerging company operating in an industry filled with non-regulated competitors and a rapid pace of consolidation. With the recent growth of our company and the continued trend of consolidation, Colony recently moved into its new 8,900 square feet corporate office. The move to new offices will make our management team much more efficient and assist our expansion plans as new opportunities present themselves in the future.

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

Liquidity
---------

The Company's goals with respect to liquidity are to insure that sufficient funds are available to meet current operating requirements, to provide reserves against unforeseen liquidity requirements. Management continuously reviews the Company's liquidity position, which is maintained on a basis consistent with established internal guidelines and the tests and reviews of the various regulatory authorities. The Company's primary liquidity sources at June 30, 1997 included cash, due from banks, federal funds and short-term investment securities. The Company also has the ability, on a short-term basis, to borrow funds from the Federal Reserve System and to invest in federal funds sold from other financial institutions. The mix of asset maturities contributes to the company's overall liquidity position.


Certain Transactions
--------------------

In the normal course of business, officers and directors of the Banks, and certain business organizations and individuals associated with them, maintain a variety of banking relationships with the bank. Transactions with senior officers and directors are made on terms comparable to those available to other bank customers.


                                   BUSINESS


General
-------

The Company was organized in 1983 as a bank holding company through the merger of The Bank of Fitzgerald with a subsidiary of the Company. Since that time, The Bank of Fitzgerald, which was formed by principals of Colony Bankcorp, Inc. in 1976, has operated as a wholly-owned subsidiary of the Company. In April 1984, Colony Bankcorp, Inc. acquired Community Bank of Wilcox, and in November 1984, Ashburn Bank became a wholly-owned subsidiary of Colony Bankcorp, Inc. Colony Bankcorp, Inc. continued its growth with the acquisition of The Bank of Dodge County in September 1985. In August 1991, Colony Bankcorp, Inc. acquired The Bank of Worth. In November 1996, Colony Bankcorp, Inc. acquired Broxton State Bank and in November, 1996 formed a non-bank subsidiary, Colony Management Services, Inc. Ashburn Bank expanded its operation by branching into Lee County, Georgia in October, 1996.

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

                          PART II - OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

The Annual Meeting of the Shareholders of the Company was held on April 22, 1997. At the Annual Meeting of the Shareholders, proxies were solicited under Regulation 14 of the Securities and Exchange Act of 1934. Total shares amounted to 1,448,842. A total of 968,192 shares (66.83%) were represented by Shareholders in attendance or by proxy. The following directors were elected by yes votes totaling 968,146 shares and no votes totaling 46 shares to serve one year until the next annual meeting:

             Marion H. Massee, III               Ben B. Mills, Jr.
             Paul Branch, Jr.                    James D. Minix
             Terry L. Coleman                    Ralph D. Roberts
             L. Morris Downing, Jr.              W.B. Roberts, Jr.
             Terry L. Hester                     R. Sidney Ross
             Milton N. Hopkins, Jr.              Joe K. Shiver
             Harold E. Kimball                   Curtis Summerlin

No other matters were voted upon by the shareholders.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

A.  Exhibits - None

B. There have been no reports filed on Form 8-K for the quarter ended June 30, 1997.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        COLONY BANKCORP, INC.




-----------------------------               ------------------------------------
DATE                                        James D. Minix, President and
                                            Chief Executive Officer




                                            ------------------------------------
                                            Terry L. Hester, Executive Vice
                                            President and Chief Financial
                                            Officer