Form 10QSB
period 1997-09-30
COLONY BANKCORP INC
filed 1997-11-10
CIK 711669

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                  FORM 10-QSB

         QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

FOR QUARTER ENDED SEPTEMBER 30, 1997            COMMISSION FILE NUMBER 0-12436

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

YES   X     NO
    -----      -----
INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE CLOSE OF THE PERIOD COVERED BY THIS REPORT.


        CLASS                             OUTSTANDING AT SEPTEMBER 30, 1997
        -----                             ---------------------------------
COMMON STOCK, $10 PAR VALUE                           2,173,263

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

THE FOLLOWING FINANCIAL STATEMENTS ARE PROVIDED FOR COLONY BANKCORP, INC. AND
SUBSIDIARIES: THE BANK OF FITZGERALD, ASHBURN BANK, COMMUNITY BANK OF WILCOX, THE BANK OF DODGE COUNTY, THE BANK OF WORTH, BROXTON STATE BANK AND COLONY MANAGEMENT SERVICES, INC.

     A.   CONSOLIDATED BALANCE SHEETS - SEPTEMBER 30, 1997 AND
          DECEMBER 31, 1996.

     B. CONSOLIDATED STATEMENTS OF INCOME - FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996.

     C. CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION - FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996.

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN EXAMINED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1997 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

                     COLONY BANKCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


ASSETS                                                   SEPTEMBER 30, 1997      DECEMBER 31, 1996
                                                         ------------------      -----------------
Cash and Balances Due from Depository
   Institutions (Note 2)                                      $   9,283              $  13,444
Federal Funds Sold                                                9,730                 22,740
Investment Securities (Aggregate Fair Value
   of $56,854 and $63,328 Respectively) (Note 3)                 56,877                 63,377
Loans (Notes 4 and 5)                                           241,313                206,876
Allowance for Loan Losses                                        (4,677)                (4,435)
Unearned Interest and Fees                                          (13)                   (13)
                                                              ---------              ---------
        Total Loans                                             236,623                202,428

Premises and Equipment (Note 6)                                   8,573                  6,953
Other Real Estate                                                 1,183                  2,803
Other Assets                                                      8,623                  7,795
                                                              ---------              ---------
        Total Assets                                          $ 330,892              $ 319,540
                                                              =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Noninterest-Bearing                                        $  26,110              $  28,723
   Interest-Bearing (Note 8)                                    258,638                256,953
                                                              ---------              ---------
        Total Deposits                                          284,748                285,676

Borrowed Money:
   Federal Funds Purchased                                        1,250                    160
   Other Borrowed Money (Note 9)                                 14,037                  5,496
                                                              ---------              ---------
        Total Borrowed Money                                     15,287                  5,656

Other Liabilities                                                 2,676                  2,617

Commitments and Contingencies (Note 11)

Stockholders' Equity:
   Common Stock, Par Value $10 a Share; Authorized
   5,000,000 shares, Issued 2,173,263 and 1,448,842
   shares as of September 30, 1997 and December 31,
   1996, Respectively                                            21,733                 14,488
Paid-In Capital                                                   1,137                  1,137
Retained Earnings                                                 5,494                 10,145
Net Unrealized Loss on Securities Available for Sale,
   Net of Tax Benefit of $1 in 1997 and $3 in 1996                 (183)                  (179)
                                                              ---------              ---------
        Total Stockholders' Equity                               28,181                 25,591
                                                              ---------              ---------

        Total Liabilities and Stockholders' Equity            $ 330,892              $ 319,540
                                                              =========              =========

The accompanying notes are an integral part of these balance sheets.

                     COLONY BANKCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                 THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
               AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                           Three Months Ended                    Nine Months Ended
                                                       9/30/97            9/30/96            9/30/97            9/30/96
                                                       -------            -------            -------            -------
Interest Income:
   Loans, including fees                             $    6,286         $    5,820         $   18,002         $   16,756
   Federal Funds Sold                                       142                107                529                555
   Deposits with Other Banks                                  8                  0                 34                  5
   Investment Securities:
   U.S. Treasury & Federal Agencies                         769                737              2,500              2,103
   State, County and Municipal                               83                 83                234                235
   Other Investments                                         28                 22                 77                 72
                                                     ----------         ----------         ----------         ----------
        Total Interest Income                             7,316              6,769             21,376             19,726
                                                     ----------         ----------         ----------         ----------

Interest Expense:
   Deposits                                               3,375              3,252              9,830              9,545
   Federal Funds Purchased                                   15                 24                 37                 27
   Other Borrowed Money                                     224                 61                445                206
                                                     ----------         ----------         ----------         ----------
        Total Interest Expense                            3,614              3,337             10,312              9,778
                                                     ----------         ----------         ----------         ----------

Net Interest Income                                       3,702              3,432             11,064              9,948
Provision for Loan Losses                                   332                405              1,085              1,550
                                                     ----------         ----------         ----------         ----------
Net Interest Income After Provision                       3,370              3,027              9,979              8,398
                                                     ----------         ----------         ----------         ----------

Noninterest Income:
   Service Charge on Deposits                               457                463              1,366              1,333
   Other Service Charges, Commissions & Fees                 92                 83                315                398
   Security Gains, net                                        0                  0                  9                  3
   Other Income                                              36                102                249                258
                                                     ----------         ----------         ----------         ----------
        Total Noninterest Income                            585                648              1,939              1,992
                                                     ----------         ----------         ----------         ----------

Noninterest Expense:
   Salaries and Employee Benefits                         1,383              1,201              4,129              3,675
   Occupancy and Equipment                                  395                294              1,082                857
   Other Operating Expenses                                 911                940              2,482              2,460
                                                     ----------         ----------         ----------         ----------
        Total Noninterest Expense                         2,689              2,435              7,693              6,992
                                                     ----------         ----------         ----------         ----------

Income Before Income Taxes                           $    1,266              1,240              4,225              3,398
Income Taxes                                                385                386              1,305              1,050
                                                     ----------         ----------         ----------         ----------
Net Income                                           $      881         $      854         $    2,920         $    2,348
                                                     ==========         ==========         ==========         ==========
Net Income Per Share of Common Stock*                $     0.41         $     0.39         $     1.34         $     1.08
                                                     ==========         ==========         ==========         ==========

Weighted Average Shares Outstanding*                  2,173,263          2,173,263          2,173,263          2,173,263
                                                     ==========         ==========         ==========         ==========

* All per share data has been adjusted to reflect a 3-for-2 stock split effected as a 50% stock dividend on July 1, 1997

The accompanying notes are an integral part of these statements

                     COLONY BANKCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                       1997              1996
                                                                     --------          --------
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)                                                    $  2,920          $  2,348
Adjustments to reconcile net income to net cash provided
   by operating activities:
   (Gain) loss on sale of investment securities                            (9)               (3)
Depreciation                                                              545               391
Provision for loan losses                                               1,085             1,550
Amortization of excess costs                                               38                35
Other prepaids, deferrals and accruals, net                               (29)             (985)
                                                                     --------          --------
        Total Adjustments                                            $  1,630          $    988
                                                                     --------          --------
        Net cash provided by operating activities                    $  4,550          $  3,336
                                                                     --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of securities available for sale                           ($11,447)         ($14,426)
Proceeds from sales of securities available for sale                    3,797               498
Proceeds from maturities of securities available for sale              13,389             7,929
Purchase of securities held for investment                                -0-               -0-
Proceeds from maturities of securities held for investment                765                98
Proceeds from sales of securities held for investment                     -0-               -0-
Decrease (Increase) in interest-bearing deposits in banks                 297              (299)
(Increase) in loans                                                   (34,437)          (18,251)
Purchase of premises and equipment                                     (2,165)             (601)
                                                                     --------          --------
        Net cash (used in) investing activities                      ($29,801)         ($25,052)
                                                                     --------          --------

CASH FLOW FROM FINANCING ACTIVITIES

Net (decrease) increase in deposits                                  $   (928)         $  7,348
Net (decrease) increase in Federal Funds Purchased                      1,090               500
Dividends paid                                                           (326)             (291)
Net (decrease) increase in short term & long-term borrowings            8,541             1,846
                                                                     --------          --------
        Net cash provided by financing activities                    $  8,377          $  9,403
                                                                     --------          --------

Net increase (decrease) in cash and cash equivalents                  (16,874)          (12,313)
Cash and cash equivalents at beginning of period                       35,293            35,368
                                                                     --------          --------
Cash and cash equivalents at end of period                           $ 18,419          $ 23,055


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

Securities available for sale are measured at fair value with unrealized gains and losses reported net of deferred taxes as a separate component of stockholders' equity. Fair value represents an approximation of realizable value as of September 30, 1997 and December 31, 1996. Realized and unrealized gains and losses are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

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


(2) Cash and Balances Due from Depository Institutions
------------------------------------------------------

Components of cash and balances due from depository institutions at September 30, 1997 and December 31, 1996 are as follows:

                                                    September 30, 1997    December 31, 1996
                                                    ------------------    -----------------
Cash on Hand and Cash Items                              $ 3,532              $ 3,692
Noninterest-Bearing Deposits with Other Banks              5,157                8,861
Interest-Bearing Deposits with Other Banks                   594                  891
                                                         -------              -------
                                                         $ 9,283              $13,444
                                                         =======              =======


(3) Investment Securities
-------------------------

Investment securities as of September 30, 1997 are summarized as follows:


                                                          Gross             Gross
                                       Amortized        Unrealized        Unrealized          Fair
                                         Cost             Gains             Losses            Value
Securities Available for Sale:
   U.S. Treasury                       $  2,060         $    -0-          $     (2)         $  2,058
U.S. Government Agencies:
   Mortgage-Backed                       11,921               68               (91)           11,898
   Other                                 32,394               26               (65)           32,355
State, County & Municipal                 4,830               71                (9)            4,892
The Banker's Bank Stock                      50              -0-                -0-               50
Federal Home Loan Bank Stock              1,459              -0-                -0-            1,459
Marketable Equity Securities              1,130              -0-              (182)              948
                                       --------         --------          --------          --------
                                       $ 53,844         $    165          $   (349)         $ 53,660
                                       ========         ========          ========          ========

Securities Held to Maturity:
   U.S. Government Agencies            $  1,650         $    -0-          $     (9)         $  1,641
   State, County and Municipal            1,567              -0-               (14)            1,553
                                       --------         --------          --------          --------
                                       $  3,217         $    -0-          $    (23)         $  3,194
                                       ========         ========          ========          ========

-------------------------------------

The amortized cost and fair value of investment securities as of September 30, 1997 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                     Securities

                                                Available for Sale                Held to Maturity
                                              Amortized         Fair           Amortized        Fair
                                                Cost            Value            Cost           Value
Due in One Year or Less                        $13,529         $13,528         $ 1,047         $ 1,046
Due After One Year Through Five Years           24,321          24,328           1,728           1,715
Due After Five Years Through Ten Years           1,231           1,244               0               0
Due After Ten Years                                203             205             442             433
                                               -------         -------         -------         -------
                                                39,284          39,305           3,217           3,194

Federal Home Loan Bank Stock                     1,459           1,459
The Banker's Bank Stock                             50              50
Marketable Equity Securities                     1,130             948
Mortgage-Backed Securities                      11,921          11,898
                                               -------         -------         -------         -------
                                               $53,844         $53,660         $ 3,217         $ 3,194
                                               =======         =======         =======         =======

Investment securities as of December 31, 1996 are summarized as follows:


                                                               Gross            Gross
                                              Amortized      Unrealized       Unrealized         Fair
                                                Cost           Gains            Losses           Value
Securities Available for Sale:
U.S. Treasury                                 $    499        $                $               $    499
U.S. Government Agencies
    Mortgage-Backed Securities                  16,367              78             (94)           16,351
    Other                                       35,702              32             (70)           35,664
State, County & Municipal                        5,384              86             (23)            5,447
The Banker's Bank Stock                             50                                                50
Federal Home Loan Bank Stock                       483                                               483
Marketable Equity Securities                     1,130                            (185)              945
                                              --------        --------         -------          --------
                                              $ 59,615        $    196         $  (372)         $ 59,439
                                              ========        ========         =======          ========
Securities Held to Maturity:
U.S. Government and Agencies                  $  2,148        $                $   (16)         $  2,132
State, County and Municipal                      1,790               3             (36)            1,757
                                              --------        --------         -------          --------
                                              $  3,938        $      3         $   (52)         $  3,889
                                              ========        ========         =======          ========


Investment securities having a carrying value approximating $28,029 and $27,618 as of September 30, 1997 and December 31, 1996, respectively, were pledged to secure public deposits and for other purposes.

(4) Loans
---------

The composition of loans as of September 30, 1997 and December 31, 1996 was as follows:


                                            September 30, 1997      December 31, 1996
                                            ------------------      -----------------
Commercial, Financial and Agricultural           $ 51,129               $ 38,776
Real Estate - Construction                          2,081                    881
Real Estate - Farmland                             17,369                 25,770
Real Estate - Other                               120,132                 88,896
Installment Loans to Individuals                   42,224                 44,608
All Other Loans                                     8,378                  7,945
                                                 --------               --------
                                                 $241,313               $206,876
                                                 ========               ========

Nonaccrual loans are loans for which principal and interest are doubtful of collection in accordance with original loan terms and for which accruals of interest have been discontinued due to payment delinquency. Nonaccrual loans totaled $5,948 and $7,396 as of September 30, 1997 and December 31, 1996, respectively. On September 30, 1997, the Company had 90 day past due loans with principal balances of $269 and restructured loans with principal balances of $26.

Effective January 1, 1995, Colony Bankcorp, Inc. recognized impaired loans as nonaccrual loans delinquent in excess of 120 days for which collateral values were insufficient to recover outstanding principal and interest under original loan terms. Impaired loan data as of September 30, 1997 and December 31, 1996 was as follows:


Total Investment in Impaired Loans                        $1,351
Less Allowance for Impaired Loan Losses                     (419)
                                                          ------
Net Investment, September 30, 1997                        $  932
                                                          ======
Total Investment in Impaired Loans                         1,351
Less Allowance for Impaired Loan Losses                     (419)
                                                          ------
Net Investment, December 31, 1996                         $  932
                                                          ======


(5) Allowance for Loan Losses
-----------------------------

Transactions in the allowance for loan losses are summarized below for nine months ended September 30, 1997 and September 30, 1996 as follows:


                                              September 30, 1997    September 30, 1996
                                              ------------------    ------------------
Balance, Beginning                                 $ 4,435              $ 4,051
   Provision Charged to Operating Expenses           1,085                1,550
   Loans Charged Off                                (1,253)              (1,747)
   Loan Recoveries                                     410                  840
                                                   -------              -------
Balance, Ending                                    $ 4,677              $ 4,694
                                                   =======              =======

(6) Premises and Equipment
--------------------------

Premises and equipment are comprised of the following as of September 30, 1997 and December 31, 1996:


                                          September 30, 1997     December 31, 1996
                                          ------------------     -----------------
Land                                          $  1,205               $    973
Building                                         6,266                  5,601
Furniture, Fixtures and Equipment                6,394                  5,150
Leasehold Improvements                              33                     31
                                              --------               --------
                                                13,898                 11,755
Accumulated Depreciation                        (5,325)                (4,802)
                                              --------               --------
                                              $  8,573               $  6,953
                                              ========               ========


In 1996, the Company began leasing a supermarket bank unit with a lease period of five years. Rent expense under this operating lease approximated $8,600 for the year ended December 31, 1996.

Future minimum lease payments to be paid are as follows:

                Year Ending
                December 31             Amount
                -----------            --------
                   1997                $ 39,600
                   1998                  39,600
                   1999                  39,600
                   2000                  39,600
                   2001                  33,000
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

(8) Deposits
------------

Components of interest-bearing deposits as of September 30, 1997 and December 31, 1996 are as follows:


                                    September 30, 1997   December 31, 1996
                                    ------------------   -----------------
Interest-Bearing Demand                 $ 47,071             $ 55,297
Savings                                   11,658               11,724
Time, $100,000 and Over                   58,301               54,139
Other Time                               141,608              135,793
                                        --------             --------
                                        $258,638             $256,953
                                        ========             ========

(9) Other Borrowed Money
------------------------

Other borrowed money is comprised of the following as of September 30, 1997 and December 31, 1996:


                                                                                          September 30, 1997    December 31, 1996
                                                                                          ------------------    -----------------
Debentures payable, due in annual payments of $267 plus interest at variable rates, on November 1, 1997 through November 1, 1999, collateralized by 100% of the common stock of Ashburn Bank. Effective interest rate of
8.0% as of September 30, 1997.                                                                    $  801               $  801

Note payable, due in annual payments of $207 plus quarterly interest at variable rates, balance due December 19, 1997. Collateralized by 100% of the common stock of The Bank of Fitzgerald and 100% of the common stock of The Bank of
Worth.  Effective interest rate of 8.50% as of September 30, 1997.                                   873                1,029

Notes payable, due February 26, 1997 with interest at variable rates.  Collateralized by commercial real estate in downtown
Fitzgerald, Georgia.                                                                                 -0-                  291

Notes payable due January 29, 2000 with interest at variable rates
Collateralized by commercial real estate in downtown Fitzgerald, Georgia
Effective interest rate of 8.50% as of September 30, 1997.                                           963                  -0-

Advance agreement with the Federal Home Loan Bank of Atlanta, dated December 30,
1996, payable in full on December 30, 1997. Interest rate determined under the
daily rate credit program.                                                                           -0-                1,000

Advance agreement with the Federal Home Loan Bank of Atlanta, dated September
29, 1997, payable in full on September 29, 1998. Interest rate determined under
the daily rate credit program.                                                                     2,000                2,000

Note payable, due June 13, 1997 with interest at variable
rate, due quarterly beginning March 13, 1997.  Collateralized by guaranty of Colony Bankcorp, Inc. in addition to all
furniture, fixtures, equipment and software of Colony Management
Services, Inc.                                                                                       -0-                  375

Advance agreement with the Federal Home Loan Bank of Atlanta, dated May 3, 1997, payable in full on May 3, 1998. Interest rate
determined under the daily rate credit program.                                                    1,200                  -0-

Advance agreement with the Federal Home Loan Bank of Atlanta, dated June
30,1997, payable in full on June 30, 1998. Interest rate
determined under the daily rate credit program.                                                      300                  -0-

Advance agreement with the Federal Home Loan Bank of Atlanta, dated September 3, 1997 payable in full on March 3, 1998.  Interest
rate determined under the daily rate credit program.                                               1,400                  -0-

------------------------


                                                                                        September 30, 1997     December 31, 1996
                                                                                        ------------------     -----------------
Advance agreement with the Federal Home Loan Bank of Atlanta, dated May 22, 1997, payable in full on November 24, 1997.  Interest
rate determined under the daily rate credit program.                                            1,500                  -0-

Advance agreement with the Federal Home Loan Bank of Atlanta, dated May 28,
1997, payable in full on May 28, 2002. Effective interest
rate of 6.98% on September 30, 1997.                                                            1,000                  -0-

Advance agreement with the Federal Home Loan Bank of Atlanta, dated May 30, 1997, payable in full on February 27, 1998.  Interest
rate determined under the daily rate credit program.                                            1,000                  -0-

Advance agreement with the Federal Home Loan Bank of Atlanta, dated June 23, 1997, payable in full on February 23, 1999.  Interest
rate determined under the daily rate credit program.                                            1,000                  -0-

Note payable dated September 5, 1997, due on September 5, 2002, amortized over sixty months with interest at variable rate.  Collateralized by guaranty of Colony Bankcorp, Inc. in addition to all furniture, fixtures, equipment, software of Colony Management Services, Inc.  Effective
interest rate of 8.00% on September 30, 1997.                                                   1,000                  -0-

Advance agreement with the Federal Home Loan Bank of Atlanta, dated September
24, 1997, payable in full on September 24, 2002. Effective interest rate of
5.66% on September 30, 1997 with one-time call on September 24, 1999.                           1,000                  -0-
                                                                                              -------               ------
                                                                                              $14,037               $5,496
                                                                                              =======               ======

Maturities of borrowed money for the next five years as of September 30, 1997:

                  Year                      Amount
                  1997                      $ 2,682
                  1998                        6,437
                  1999                        1,551
                  Thereafter                  3,367
                                            -------
                                            $14,037
                                            =======

(10) Profit Sharing Plan
------------------------

The Company has a profit sharing plan that covers substantially all employees who meet certain age and service requirements. It is the Company's policy to make contributions to the plan as approved annually by the board of directors.

(11) Commitments and Contingent Liabilities
-------------------------------------------

In the normal course of business, certain commitments and contingencies are incurred which are not reflected in the consolidated financial statements. The Bank had commitments under standby letters of credit to U.S. addresses approximating $1,702 as of September 30, 1997 and $3,128 as of December 31, 1996. Unfulfilled loan commitments as of September 30, 1997 and December 31, 1996 approximated $26,618 and $19,696 respectively. No losses are anticipated as a result of commitments and contingencies.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The amounts and ratios as defined in regulations are presented hereafter. Management believes, as of September 30, 1997 the Company meets all capital adequacy requirements to which it is subject and is classified as well capitalized under the regulatory framework for prompt corrective action. In the opinion of management, there are no conditions or events since prior notification of capital adequacy from the regulators that have changed the institution's category.


                                                                                          To Be Well Capitalized
                                                                      For Capital        Under Prompt Corrective
                                           Actual                 Adequacy Purposes         Action Provisions

                                      Amount        Ratio        Amount         Ratio      Amount        Ratio
As of September 30, 1997
Total Capital
     to Risk-Weighted Assets          $30,863       12.13%      $20,352         8.00%      $25,440       10.00%
Tier 1 Capital
     to Risk-Weighted Assets           27,664       10.87%       10,176         4.00%       15,264        6.00%
Tier 1 Capital
     to Average Assets                 27,664        8.42%       13,149         4.00%       16,436        5.00%

As of December 31, 1996
Total Capital
     to Risk-Weighted Assets          $27,835       12.21%      $18,238         8.00%      $22,797       10.00%
Tier 1 Capital
     to Risk-Weighted Assets           24,967       10.96%        9,112         4.00%       13,668        6.00%
Tier 1 Capital
     to Average Assets                 24,967        7.65%       13,054         4.00%       16,318        5.00%

(14)  Financial Information of Colony Bankcorp, Inc. (Parent Only)
------------------------------------------------------------------

The parent company's balance sheets as of September 30, 1997 and December 31, 1996 and the related statements of income are as follows:

                      COLONY BANKCORP, INC. (PARENT ONLY)
                                BALANCE SHEETS


ASSETS                                                                  September 30, 1997    December 31, 1996

Cash                                                                          $    154            $     61
Investments in Subsidiaries at Equity                                           29,437              26,915
Other                                                                            1,440                 979
                                                                              --------            --------
Total Assets                                                                  $ 31,031            $ 27,955
                                                                              ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Dividends Payable                                                        $    109            $    109
     Notes and Debentures Payable                                                2,637               2,121
     Other                                                                         104                 134
                                                                              --------            --------
                                                                                 2,850               2,364

Stockholders' Equity
     Common Stock, Par Value $10; 5,000,000 Shares
        Authorized, 2,173,263 and 1,448,842 Shares
        Issued and Outstanding as of September 30, 1997
        and December 31, 1996, respectively                                   $ 21,733            $ 14,488
     Paid-In Capital                                                             1,137               1,137
     Retained Earnings                                                           5,494              10,145
     Net Unrealized Loss on Securities Available for Sale, Net of Tax             (183)               (179)
                                                                              --------            --------
Total Stockholders' Equity                                                      28,181              25,591
                                                                              --------            --------
Total Liabilities and Stockholders' Equity                                    $ 31,031            $ 27,955
                                                                              ========            ========

-----------------------------------------------------------------------------

                      COLONY BANKCORP, INC. (PARENT ONLY)
                              STATEMENT OF INCOME
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


                                                        September 30, 1997    September 30, 1996
Income
     Dividends from Subsidiaries                              $   860              $   825
     Management Fees from Subsidiaries                            207                  380
     Data Processing Fees                                           0                  297
     Other                                                         30                   11
                                                              -------              -------
                                                              $ 1,097              $ 1,513

Expenses
     Interest                                                 $   150              $   137
     Salaries and Benefits                                        281                  516
     Other                                                        285                  384
                                                              -------              -------
                                                              $   716              $ 1,037
                                                              -------              -------

Income Before Taxes and Equity in Undistributed
     Earnings of Subsidiaries                                     381                  476
     Income Tax (Benefits)                                       (175)                (109)
                                                              -------              -------

Income Before Equity in Undistributed Earnings
     of Subsidiaries                                              556                  585

     Equity in Undistributed Earnings of Subsidiaries           2,364                1,763
                                                              -------              -------

Net Income                                                    $ 2,920              $ 2,348
                                                              =======              =======

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

Liquidity represents the ability to provide adequate sources of funds for funding loan commitments and investment activities, as well as the ability to provide sufficient funds to cover deposit withdrawals, payment of debt and financing of operations. These funds are obtained by converting assets to cash (representing primarily proceeds from collections on loans and maturities of investment securities) or by attracting and obtaining new deposits. For the nine months ended September 30, 1997, the Company was successful in meeting its liquidity needs by reducing Federal Funds 57.21% to $9,730,000 from $22,740,000 on December 31, 1996. Deposits remained flat for the nine months ended September 30, 1997 with a 0.32% reduction to $284,748,000 on September 30, 1997 from $285,676,000 on December 31, 1996.

The Company's liquidity position remained acceptable for the nine months ended September 30, 1997. Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, funds sold and investments securities) represented 29.91% of average deposits for nine months ended September 30, 1997 as compared to 28.97% of average deposits for nine months ended September 30, 1996 and 29.96% for calendar year 1996. Average loans represented 79.61% of average deposits for nine months ended September 30, 1997 as compared to 76.38% for nine months ended September 30, 1996 and 76.89% for calendar year 1996. Average interest-bearing deposits were 85.15% of average earning assets for nine months ended September 30, 1997 as compared to 87.28% for nine months ended September 30, 1996 and 87.09% for calendar year 1996.

The Company satisfies most of its capital requirements through retained earnings. During the first three quarters of 1997, retained earnings provided $1,012,000, $809,000 and $773,000 increase in equity, respectively. Additionally, equity capital decreased by $4,000 for the first three quarters of 1997 resulting from the change in unrealized losses on securities available-for-sale, net of taxes. Thus, total equity increased by a net amount of $2,590,000 for the nine month period ended September 30, 1997. This compares to growth in equity from retained earnings of $665,000, $635,000 and $757,000, respectively for the nine month period ended September 30, 1996. Additionally, equity capital decreased by $269,000 for the first three quarters of 1996 resulting from the change in unrealized losses on securities available-for-sale, net of taxes. Thus total equity increased by a net amount of $1,788,000 for the nine month period ended September 30, 1996. Total equity increased $2,523,000 for the 1996 calendar year.

At September 30, 1997, total capital of Colony amounted to approximately $28,181,000. At September 30, 1997, there was an outstanding commitment for expenditures of approximately $1,075,000 by Broxton State Bank for a branch operation in the Douglas, Georgia market.

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

Using the capital requirements presently in effect, the Tier 1 ratio at September 30, 1997 was 10.87% and total Tier 1 and 2 risk-based capital was 12.13%. Both of these measures compare favorably with the regulatory minimums of 4% for Tier 1 and 8% for total risk-based capital. The Company's leverage ratio at September 30, 1997 was 8.42% which exceeds the required leverage ratio standard of 4%.

For the first three quarters of 1997, the Company paid quarterly dividends of $0.05 per share. The dividend payout ratio, defined as dividends per share divided by net income per share, was 11.19% for nine months ended September 30, 1997 as compared to a 13.89% dividend payout ratio for the nine month period ended September 30, 1996. For the first three quarters of 1996, the Company paid quarterly dividends of $0.05 per share.

At September 30, 1997, management was not aware of any recommendations by regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources or operations. However, it is possible that examinations by regulatory authorities in the future could precipitate additional loan charge-offs which could materially impact the Company's liquidity, capital resources and operations.

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

Net income for the three months ended September 30, 1997 was $881,000 as compared with $854,000 for the three months ended September 30, 1996, or an increase of 3.16% and net income for the nine months ended September 30, 1997 was $2,920,000 as compared with $2,348,000 for the nine months ended September 30, 1996, or an increase of 24.36%. Third quarter 1997 earnings were flat compared to the same period in 1996, though our net interest income increased to $3,702,000 in third quarter 1997 compared to $3,432,000 in third quarter 1996. The increase in net interest income was offset by salaries and benefits increasing to $1,383,000 in third quarter 1997 from $1,201,000 in third quarter 1996 due to an extra payroll period and occupancy and equipment expenses increasing to $395,000 in third quarter 1997 from $294,000 in third quarter 1996 due to additional expenses with a branch operation in Lee County, Georgia and additional depreciation expenses with equipment purchased. The net interest income was higher due to increased volume and increased net interest margin for the first three quarters in 1997 as compared to the same period in 1996.

The net interest margin decreased by 3 basis points to 4.88% in third quarter 1997 as compared to 4.91% in third quarter 1996 and increased by 14 basis points to 4.97% for nine months ended September 30, 1997 as compared to 4.83% for the same period in 1996. Net interest income increased by 7.87% to $3,702,000 in third quarter 1997 from $3,432,000 for the same period in 1996 on an increase in average earnings assets to $308,155,000 in third quarter 1997 from $283,785,000 for the same period in 1996. Net interest income increased by 11.22% to $11,064,000 for nine months ended September 30, 1997 from $9,948,000 for the same period in 1996 on an increase in average earning assets to $301,139,000 for nine months ended September 30, 1997 from $278,834,000 for the same period in 1996. For the nine months ended September 30, 1997 compared to the same period in 1996, average loans increased by $15,991,000 or 7.65%, average Federal Funds sold decreased by $1,312,000 or 9.46%, average investment securities increased by $6,956,000, or 12.47% and average interest bearing deposits in other banks increased by $670,000 or 614.67%, resulting in a net increase in average earning assets of $22,305,000 or 8.00%.

The net increase in average earning assets was funded by a net increase in average deposits of 5.41% to $282,719,000 for nine months ended September 30, 1997 from $268,206,000 for the same period in 1996. Average interest-bearing deposits increased by 5.69% to $256,415,000 for nine months ended September 30, 1997 compared to $242,609,000 for nine months ended September 30, 1996, while average noninterest-bearing deposits represented 9.30% of average total deposits for nine months ended September 30, 1997 as compared to 9.54% for the same period in 1996 and 9.70% for calendar year 1996.

Interest expense increased for the three months ended September 30, 1997 by $277,000 compared to the same period in 1996 and increased by $534,000 for the nine months ended September 30, 1997 compared to the same period in 1996. The increase in interest expense is primarily attributable to the increase in average interest-bearing deposits to $256,415,000 for the nine months ended September 30, 1997 compared to $242,609,000 for nine months ended September 30, 1996. The combination of an increase in the net interest margin and increased average earning assets resulted in an increase in net interest income of $270,000 for third quarter 1997 compared to the same period in 1996 and an increase in net interest income of $1,116,000 for nine months ended September 30, 1997 compared to the same period in 1996.

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due and other loans that management believes requires attention.

The provision for loan losses was $332,000 for the three months ended September 30, 1997 as compared to $405,000 for the same period in 1996, representing a decrease in the provision of $73,000 or 18.02%. The provision for loan losses was $1,085,000 for the nine months ended September 30, 1997 compared to $1,550,000 for the same period in 1996 representing a decrease of $465,000 or 30.00%. The decrease in the provision for loan losses during the first nine months of 1997 is attributable to a leveling off of problem loans and an adequate build-up in the loan loss reserve for any future losses. Net loan charge-offs represented 101.51% of the provision for loan losses in third quarter 1997 as compared to 8.15% in the third quarter of 1996. Net loan charge-offs represented 77.70% of the provision for loan losses in the nine month period ended September 30, 1997 as compared to 58.52% of the provision for loan losses in the nine month period ended September 30, 1996. During the first nine months of 1997 and 1996, a net of $843,000 and $907,000, respectively was charged-off. Net loan charge-offs for the nine months ended September 30, 1997 represented 0.37% of average loans outstanding as compared to 0.43% for nine months ended September 30, 1996. At September 30, 1997, the allowance for loan losses was 1.94% of total loans outstanding as compared to an allowance for loan losses of 2.15% at September 30, 1996 and 2.14% at December 31, 1996. Asset quality continued to improve in the third quarter of 1997 as the ratio of nonperforming assets to loans and other real estate decreased to 3.11% from 4.84% in the third quarter of 1996. The loan loss reserve of 1.94% of total loans outstanding provided coverage of 75.39% of nonperforming loans and 63.31% of nonperforming assets, up from 59.46% and 44.88% in the third quarter of 1996, respectively. The determination of the reserve rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management considers the September 30, 1997 allowance for loan losses adequate to cover potential losses in the loan portfolio.

Non-interest income consists primarily of service charges on deposit accounts. Service charges on deposit accounts amounted to $457,000 in third quarter 1997 compared to $463,000 in third quarter 1996, or an decrease of 1.30% and amounted to $1,366,000 for nine months ended September 30, 1997 compared to $1,333,000 for nine months ended September 30, 1996, or an increase of 2.48%. All other non-interest income decreased by $57,000 to $128,000 for third quarter 1997 from $185,000 for third quarter, 1996 and all other non-interest income decreased by $86,000 to $573,000 for nine months ended September 30, 1997 from $659,000 for nine months ended September 30, 1996. The nine month period ended September 30, 1996 included a one-time booking of credit life insurance fees approximating $45,000 to account for the variance in the nine months ended September 30, 1997 compared to the same period in 1996.

Non-interest expense increased by 10.43% to $2,689,000 in three months ended September 30, 1997 from $2,435,000 for the same period in 1996. Salaries and benefits increased by 15.15% to $1,383,000 in third quarter 1997 from $1,201,000 in third quarter 1996 and was attributable to an increase in employees for an additional branch bank and an additional payroll period in third quarter 1997 compared to the same period in 1996. Occupancy and equipment expenses increased 34.35% in three months ended September 30, 1997 to $395,000 from $294,000 in the same period in 1996. This increase was attributable to the additional branch location and increased depreciation with our technological equipment purchases in 1997. All other non-interest expenses remained flat as third quarter 1997 expenses totaled $911,000 compared to $940,000 for third quarter 1996. Non-interest expense increased by 10.02% to $7,693,000 for nine month period ended September 30 1997 compared to $6,992,000 for the same period in 1996. This increase was primarily attributable to additional staffing at the branch location, and additional payroll period in third quarter 1997 and additional occupancy and equipment expenses associated with the new branch location and technological equipment purchases.

Income before taxes increased by $26,000 to $1,266,000 in third quarter 1997 from $1,240,000 in third quarter 1996 and increased by $827,000 to $4,225,000 for nine months ended September 30, 1997 from $3,398,000 for the same period in 1996. The increase for both periods is primarily attributable to the increased net interest income and a reduction in the loan loss provision. Income taxes as a percentage of income before taxes decreased by 2.31% to 30.41% in third quarter 1997 as compared to 31.13% in third quarter 1996 while income taxes as a percentage of income before taxes decreased by 0.03% to 30.89% for nine months ended September 30, 1997 as compared to 30.90% for the same period in 1996. Income tax expense increased 24.29% to $1,305,000 for nine month period ended September 30, 1997 compared to $1,050,000 for the same period in 1996.

The Bank of Fitzgerald had been operating under a Memorandum of Understanding dating back to October, 1992 that required the Bank to maintain specified minimum capital ratios and minimum reserves for loan losses. During third quarter 1997 the Memorandum of Understanding was lifted by regulatory authorities due to the progress made at the bank.

Colony is an emerging company operating in an industry filled with non-regulated competitors and a rapid pace of consolidation. With the recent growth of our company and the continued trend of consolidation, Colony recently moved into its new 8,900 square feet corporate office. The move to new offices will make our management team much more efficient and assist our expansion plans as new opportunities present themselves in the future. Colony, through it subsidiary, Broxton State Bank, has broken ground in third quarter 1997 for a branch location in Douglas, Georgia. The building will be approximately 9,000 square feet and offers the Company an opportunity to expand into the rapidly growing Douglas/Coffee County, Georgia market.

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

Liquidity
---------

The Company's goals with respect to liquidity are to insure that sufficient funds are available to meet current operating requirements, to provide reserves against unforeseen liquidity requirements. Management continuously reviews the Company's liquidity position, which is maintained on a basis consistent with established internal guidelines and the tests and reviews of the various regulatory authorities. The Company's primary liquidity sources at September 30, 1997 included cash, due from banks, federal funds and short-term investment securities. The Company also has the ability, on a short-term basis, to borrow funds from the Federal Reserve System and to invest in federal funds sold from other financial institutions. The mix of asset maturities contributes to the company's overall liquidity position.

Certain Transactions
--------------------

In the normal course of business, officers and directors of the Banks, and certain business organizations and individuals associated with them, maintain a variety of banking relationships with the bank. Transactions with senior officers and directors are made on terms comparable to those available to other bank customers.

                                    BUSINESS

General
-------

The Company was organized in 1983 as a bank holding company through the merger of The Bank of Fitzgerald with a subsidiary of the Company. Since that time, The Bank of Fitzgerald, which was formed by principals of Colony Bankcorp, Inc. in 1976, has operated as a wholly-owned subsidiary of the Company. In April 1984, Colony Bankcorp, Inc. acquired Community Bank of Wilcox, and in November 1984, Ashburn Bank became a wholly-owned subsidiary of Colony Bankcorp, Inc. Colony Bankcorp, Inc. continued its growth with the acquisition of The Bank of Dodge County in September 1985. In August 1991, Colony Bankcorp, Inc. acquired The Bank of Worth. In November 1996, Colony

Bankcorp, Inc. acquired Broxton State Bank and in November, 1996 formed a non-bank subsidiary, Colony Management Services, Inc. Ashburn Bank expanded its operation by branching into Lee County, Georgia in October, 1996. Broxton State Bank has announced plans to expand its operation by opening a branch office in Coffee County, Georgia in second quarter 1998.

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

The Company had a 3-for-2 stock split effected as a 50% stock dividend on July 1, 1997. This increased the number of outstanding shares of Colony common stock issued to 2,173,263 shares from 1,448,842.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

A.      Exhibits - None

B. There have been no reports filed on Form 8-K for the quarter ended September 30, 1997.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 COLONY BANKCORP, INC.

    November 5, 1997              /s/ James D. Minix
--------------------------------  ---------------------------------------------
DATE                              James D. Minix, President and
                                  Chief Executive Officer


                                  /s/ Terry L. Hester
                                  ---------------------------------------------
                                  Terry L. Hester, Executive Vice President and Chief Financial Officer