Form 10-K405
period 1997-12-31
COLONY BANKCORP INC
filed 1998-03-31
CIK 711669

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934 (Fee Required)

For the Fiscal Year Ended  December 31, 1997
                         -------------------------------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 (No Fee Required)

For the Transition Period from                         to
                               -----------------------    ----------------------

Commission File Number      0-12436
                      ----------------------------------------------------------

                             COLONY BANKCORP, INC.
--------------------------------------------------------------------------------
              (Exact Name of Registrant Specified in its Charter)

           GEORGIA                                        58-1492391
-----------------------------------------     ----------------------------------
   State or Other Jurisdiction of                      (I.R.S. Employer
   Incorporation or Organization                       Identification No.)

115 SOUTH GRANT STREET,         FITZGERALD, GEORGIA                  31750
--------------------------------------------------------------------------------
 (Address of Principal Executive Offices)                          (Zip Code)

Registrant's Telephone Number Including Area Code      (912) 426-6002
                                                 -------------------------------

Securities Registered Pursuant to Section 12(b) of the  Act:

       Title of Each Class            Name of Each Exchange on Which Registered
----------------------------------    ------------------------------------------
            NONE


          Securities Registered Pursuant to Section 12(g) of the Act:

COMMON STOCK, $10.00 PAR VALUE
--------------------------------------------------------------------------------
                                (Title of Class)

  Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  X Yes    No
      ---    ---

  Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

   As of March 31, 1998, there is no established market for the common stock of the registrant; therefore, the aggregate market value of the voting stock held by nonaffiliates of the registrant is not known.

Note: If determining whether a person is an affiliate with involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by nonaffiliates on the basis of reasonable assumptions, if the assumptions are stated.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

  2,217,513 shares of $10.00 par value common stock as of April 8, 1998.
  ---------------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

                       DOCUMENTS INCORPORATED BY REFERENCE


                Location in Form 10-K                                      Incorporated Document
-----------------------------------------------        --------------------------------------------------
Part I                                                 Page 5 of the Company's Definitive Proxy
Item 3 - Legal Proceedings                             Statement dated April 8, 1998, in connection with
                                                       its Annual Meeting to be held on April 28, 1998.

Part III
Item 10 - Directors, Executive Officers,               Pages 3 and 4 of the Company's Definitive
Promoters and Control Persons; Compliance with         Proxy Statement dated April 8, 1998, in
Section 16(a) of the Exchange Act                      connection with its Annual Meeting to be
                                                       held on April 28, 1998.

Item 11 - Executive Compensation                       Pages 6, 7 and 8 of the Company's Definitive
                                                       Proxy Statement dated April 8, 1998, in
                                                       connection with its Annual Meeting to be
                                                       held on April 28, 1998.

Item 12 - Security Ownership of Certain                Pages 1 and 2 of the Company's Definitive
Beneficial Owners and Management                       Proxy Statement dated April 8, 1998, in
                                                       connection with its Annual Meeting to be
                                                       held on April 28, 1998.

Item 13 - Certain Relationships and Related            Page 5 of the Company's Definitive Proxy
Transactions                                           Statement dated April 8, 1998, in connection
                                                       with its Annual Meeting to be held on April
                                                       28, 1998.

Part I
Item 1
BUSINESS OF THE COMPANY AND SUBSIDIARY BANKS

                              COLONY BANKCORP, INC.

Colony Bankcorp, Inc. (the "Company" or "Colony") is a Georgia business corporation which was incorporated on November 8, 1982. The Company was organized for the purpose of operating as a bank holding company under the Federal Bank Holding Company Act of 1956, as amended, and the bank holding company laws of Georgia (Georgia Laws 1976, p. 168, et. seq.). On July 22, 1983,
                                                    --- ----
the Company, after obtaining the requisite regulatory approvals, acquired 100 percent of the issued and outstanding common stock of The Bank of Fitzgerald, Fitzgerald, Georgia, through the merger of the Bank with a subsidiary of the Company which was created for the purpose of organizing the Bank into a one-bank holding company. Since that time, The Bank of Fitzgerald has operated as a wholly-owned subsidiary of the Company.

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

Effective July 31, 1991, the Company acquired all of the outstanding common stock of Bank of Worth (formerly Worth Federal Savings and Loan Association) in exchange for cash and 7,661 of the Company's common stock for an aggregate purchase price of approximately $718,000. Bank of Worth has operated as a wholly-owned subsidiary of the Company.

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

Item 1


A history of the Bank's financial position for fiscal years ended 1997, 1996 and 1995 is as follows:

                                       1997            1996            1995
                                  -------------   -------------   -------------

Total Assets                        $97,730,544     $95,769,043    $100,087,536
Total Deposits                       87,438,647      86,733,163      91,843,089
Total Stockholders' Equity            9,437,047       8,079,226       7,570,010
Net Income (Loss)                     1,357,070         528,181        (106,370)

Number of Issued and Outstanding
  Shares                                 90,000          90,000          90,000
Book Value Per Share                    $104.86          $89.77          $84.11
Net Income (Loss) Per Share               15.08            5.87           (1.18)


The Bank's main offices are housed in a building located in Fitzgerald, Georgia. The main offices, which are owned by the Bank, consist of approximately 13,000 square feet, three drive-in windows and an adjacent parking lot. Banking operations also are conducted from the southside branch which is located at South Dixie Highway, Fitzgerald, Georgia. This branch is owned by the Bank and has been in continuous operation since it opened in December 1977. The branch is a single story building with approximately 850 square feet and is operated with three drive-in windows.

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

Correspondents

As of December 31, 1997, the Bank had correspondent relationships with five other banks. The Bank's principal correspondent is The Bankers Bank located in Atlanta, Georgia. These correspondent banks provide certain services to the Bank such as investing its excess funds, processing checks and other items, buying and selling federal funds, handling money fund transfers and exchanges, shipping coins and currency, providing security and safekeeping of funds and other valuable items, handling loan participations and furnishing management investment advice on the Bank's securities portfolio.

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

A history of the Bank's financial position for fiscal years ended 1997, 1996 and 1995 is as follows:


                                          1997           1996           1995
                                      ------------   ------------   ------------

Total Assets                          $100,172,188   $ 85,665,407   $ 83,122,966
Total Deposits                          85,508,000     75,906,085     74,665,649
Total Stockholders' Equity               8,794,312      8,294,312      7,794,194
Net Income                               1,308,236      1,420,284      1,404,897

Number of Issued and Outstanding
  Shares                                    50,000         50,000         50,000
Book Value Per Share                       $175.89        $165.89        $155.88
Net Income Per Share                         26.16          28.41          28.10


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

Item 1


A history of the Bank's financial position for fiscal years ended 1997, 1996 and 1995 is as follows:


                                             1997          1996          1995
                                         -----------   -----------   -----------

Total Assets                             $27,540,804   $24,352,566   $23,824,695
Total Deposits                            23,684,818    22,169,442    21,749,447
Total Stockholders' Equity                 2,235,004     2,087,243     1,959,859
Net Income                                   293,907       327,183       402,013

Number of Issued and Outstanding
  Shares                                         250           250           250
Book Value Per Share                       $8,940.02     $8,348.97     $7,839.44
Net Income Per Share                        1,175.63      1,308.73      1,608.05


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

A history of the Bank's financial position for fiscal years ended 1997, 1996 and 1995 is as follows:


                                             1997          1996          1995
                                         -----------   -----------   -----------

Total Assets                             $43,145,436   $44,528,215   $34,452,835
Total Deposits                            37,576,350    39,152,059    31,608,634
Total Stockholders' Equity                 3,262,416     3,002,406     2,644,692
Net Income                                   310,178       414,550       241,082

Number of Issued and Outstanding
  Shares                                       1,750         1,750         1,750
Book Value Per Share                       $1,864.24     $1,715.66     $1,511.25
Net Income Per Share                          177.24        236.89        137.76


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


                                  BANK OF WORTH

Bank of Worth operated as a savings and loan stock association until it was acquired by the Company on July 31, 1991 at which time the association changed its name to Bank of Worth and became a state-chartered commercial bank. The Bank conducts business at its offices located at 402 West Franklin Street, Sylvester, Worth County, Georgia. The Bank's business consists of: (1) the acceptance of demand, savings and time deposits; (2) the making of loans to consumers, businesses and other institutions; (3) investment of excess funds and sale of federal funds, U.S. Treasury obligations and state, county and municipal bonds; and (4) certain other miscellaneous financial services usually handled for customers by commercial banks. The Bank's deposits are insured up to $100,000 per account by the Federal Deposit Insurance Corporation. The Bank's loan portfolio is heavily concentrated in mortgage loans due to the fact that it was previously a savings and loan. The Bank does not offer trust services. It acts as an agent for Visa Card and MasterCard through The Bankers Bank.

A history of the Bank's financial position for fiscal years ended 1997, 1996 and 1995 is as follows:


                                             1997          1996          1995
                                         -----------   -----------   -----------

Total Assets                             $44,917,783   $44,924,010   $39,171,254
Total Deposits                            40,970,101    41,350,280    35,865,671
Total Stockholders' Equity                 3,600,017     3,237,175     3,028,498
Net Income                                   595,329       433,559       480,382

Number of Issued and Outstanding
  Shares                                      95,790        95,790        95,790
Book Value Per Share                          $37.58        $33.79        $31.62
Net Income Per Share                            6.21          4.53          5.02


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

Correspondents

As of December 31, 1997, the Bank had correspondent relationships with four other banks. The Bank's principal correspondent is The Bankers Bank located in Atlanta, Georgia. These correspondent banks provide certain services to the Bank such as investing its excess funds, processing checks and other items, buying and selling federal funds, handling money fund transfers and exchanges, shipping coins and currency, providing security and safekeeping of funds and other valuable items, handling loan participations and furnishing management investment advice on the Bank's securities portfolio.


                              COLONY BANK SOUTHEAST

History and Business of the Bank

Colony Bank Southeast, formerly Broxton State Bank, was chartered under the laws of Georgia on August 4, 1966 and opened for business on September 1, 1966, having absorbed "Citizens Bank," a private, unincorporated bank. It has conducted a general banking business from a single location at 401 North Alabama Street in Broxton, Georgia since that time.

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

FiServe, Inc. currently provides data processing services for the Bank. Beginning in the first quarter of 1998, Colony Management Services, Inc. will take over the data processing responsibilities for the Bank. SunTrust Bank Atlanta, Georgia supplies data processing services for the Bank's bond accounting portfolio. The Bank utilizes the services of The Bankers Bank, Atlanta, Georgia for all clearing and overnight federal funds investments through a sweep investment account.

The Bank serves the residents of Coffee County, Georgia, which has a population of approximately 32,000.

Item 1


A history of the Bank's financial position for fiscal years ended 1997, 1996 and 1995 is as follows:


                                             1997          1996          1995
                                         -----------   -----------   -----------
Total Assets                             $26,371,357   $23,060,340   $20,679,814
Total Deposits                            22,763,357    20,540,352    18,402,955
Total Stockholders' Equity                 2,265,171     2,218,141     2,015,104
Net Income                                   135,301       193,516       231,605

Number of Issued and Outstanding
  Shares                                      50,730        50,730        50,730
Book Value Per Share                     $     44.65   $     43.72   $     39.72
Net Income Per Share                            2.67          3.81          4.57

Banking Facilities

The Bank has only one banking office located at 401 North Alabama Street, Broxton, Georgia. The building consists of approximately 5,000 square feet of space. The building is equipped with four alarm-equipped vaults, one for safe-deposit boxes and cash storage, one for night depository service and two for record storage. The building has two drive-in systems, one commercial drawer and one pneumatic tube system. Colony Bank Southeast is in the process of opening a branch office in Douglas, Georgia. Construction of the new office is scheduled to be completed in the second quarter of 1998, weather permitting.

Competition

The banking business in Coffee County is highly competitive. Although Colony Bank Southeast is the only bank in Broxton, there are six other banks and one credit union with offices in Douglas, Georgia, approximately eight miles from Broxton. The banking industry is also experiencing increased competition for deposits from less traditional sources such as money market mutual funds.

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

Item 1


                                    EMPLOYEES

As of December 31, 1997, Colony Bankcorp, Inc. and its subsidiaries employed 139 full-time employees and 10 part-time employees. Colony considers its relationship with its employees to be excellent.

The subsidiary banks have noncontributory profit-sharing plans covering all employees subject to certain minimum age and service requirements. All Banks made contributions for all eligible employees in 1997. In addition, Colony Bankcorp, Inc. and its subsidiaries maintain a comprehensive employee benefit program providing, among other benefits, hospitalization, major medical insurance and life insurance. Management considers these benefits to be competitive with those offered by other financial institutions in south Georgia. Colony's employees are not represented by any collective bargaining group.

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

The Deposit Insurance Funds Act of 1996

In 1996, the FDIC issued The Deposit Insurance Funds Act of 1996 (Funds Act) requiring the FDIC to impose a one-time special assessment on Savings Association Insurance Fund (SAIF) assessable deposits held by institutions as of March 31, 1995. The amount of the special assessment was based upon the August 31, 1996 SAIF balance and insured deposit data reported in the March 31, 1996 call reports. As a member of the SAIF, Bank of Worth was assessed $240,000 in 1996.

The Federal Deposit Insurance Corporation Improvement Act

On September 15, 1992, the FDIC approved final regulations adopting the risk-related deposit insurance system that was proposed in May 1992. Under the final risk-related insurance regulations, each insured depository institution will be assigned to one of three risk calculations: "well-capitalized," "adequately capitalized" or "less than adequately capitalized, "as defined in regulations to be promulgated by the federal bank regulatory agencies pursuant to FDICIA.

The Board and the FDIC approved minimum capital requirements for banks and bank holding companies based in part on the degrees of risk to which the institution's assets are subject. Under these rules, Colony and its subsidiary banks are required to maintain a specified minimum ratio of "qualifying" capital to risk-weighted assets. The ratio is calculated by dividing adjusted qualifying capital by a weighted risk asset base. At least 50 percent of the institution's qualifying capital must be "Core" or "Tier 1" capital. The balance may be "Supplementary" or "Tier 2" capital. For purposes of the rules, a bank holding company's Tier 1 capital is essentially equal to common stockholders' equity, including retained earnings, plus a certain amount of perpetual preferred stock, less intangible assets; Tier 2 capital includes the excess of any perpetual preferred stock not included in Tier 1 capital, mandatory convertible securities, subordinated debt and general reserves for loan and lease losses limited to 1.25 percent of total risk-weighted assets. The weighted risk asset base is equal to the sum of the aggregate dollar value of assets and certain off balance sheet items (such as currency or interest rate swaps) in each of five separate risk categories, multiplied by a weight assigned to each specific asset category. After the items in each category have been totaled and multiplied by the category's risk factor, the total of the adjusted qualifying capital base is divided by the weighted risk assets to derive a ratio. A minimum ratio of 4.0 percent of Tier 1 or Core Capital is required and a minimum ratio of 8 percent of total risk-based capital is required. The capital regulations also require the Bank to maintain a minimum leverage ratio of 4 percent. Colony and its subsidiary banks met all regulatory capital requirements as of December 31, 1997 as discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 1


Each Bank also met its individual regulatory capital requirements as of December 31, 1996.


The Riegle-Neal Interstate Banking and Branching Efficiency Act

In September 1994, the Interstate Banking Act became law. The Interstate Banking Act provides that as of September 29, 1995, adequately capitalized and managed bank holding companies are permitted to acquire banks in any state. State laws prohibiting interstate banking or discriminating against out-of-state banks were preempted as of the effective date, although states were permitted to require that target banks located within the state be in existence for a period of up to five years before such banks may be subject to the Interstate Banking Act. The Interstate Banking Act establishes deposit caps which prohibit acquisitions that would result in the acquirer controlling 30 percent or more of the deposits of insured banks and thrifts held in the state in which the acquisition or merger is occurring or in any state in which the target maintains a branch or 10 percent or more of the deposits nationwide. State-level deposit caps are not preempted as long as they do not discriminate against out-of-state acquirers, and the federal deposit caps apply only to initial entry acquisitions.

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

Executive Officer

The following table sets forth certain information with respect to the executive officer of the Registrant.


     Name (Age)             Position with the Registrant         Officer Since
--------------------     ---------------------------------     -----------------

James D. Minix (55)      President and Chief Executive               1994
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

Item 3
LEGAL PROCEEDINGS

Incorporated herein by reference to page 5 of the Company's Definitive Proxy Statement for Annual Meeting of Stockholders to be Held April 28, 1998, filed with the Securities and Exchange Commission on March 26, 1998 (File No. 0-18486).

Item 4
SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

No matters were submitted to a vote of the Registrant's stockholders during the fourth quarter of 1997.


Part II
Item 5
MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Effective April 2, 1998, Colony Bankcorp, Inc. common stock is quoted on the NASDAQ National Market under the symbol "CBAN." Prior to this date, there was no public market for the common stock of the registrant.

On February 18, 1997, the Company's Board of Directors approved a 50 percent stock split effected in the form of a stock dividend payable to shareholders of record on July 1, 1997. All share and per share information in this report has been restated to give retroactive effect to this split. The Registrant paid an annual cash dividend on its common stock of $434,654 or $0.200 per share and $399,164 or $0.184 per share in 1997 and 1996, respectively.

As of March 26, 1998, the Company had approximately 931 shareholders of record.

Part II
Item 6

                     COLONY BANKCORP, INC. AND SUBSIDIARIES
                             SELECTED FINANCIAL DATA

                                                                                      Year Ended December 31,
                                                                ---------------------------------------------------------------
                                                                   1997          1996         1995         1994         1993
                                                                ---------------------------------------------------------------
                                                                          (Dollars in Thousands, except per share data)
Selected Balance Sheet Data:
    Total Assets .............................................   $ 342,947    $ 319,540    $ 299,246    $ 268,475    $ 254,788
    Total Loans ..............................................     234,288      206,863      200,837      183,499      174,169
    Total Deposits ...........................................     298,162      285,676      271,646      244,751      231,985
    Investment Securities ....................................      56,915       63,378       51,560       53,458       52,189
    Stockholders' Equity .....................................      28,821       25,591       23,068       18,454       17,730
Selected Income Statement Data:
    Interest Income ..........................................   $  28,777       26,525       25,739       22,473       21,551
    Interest Expense .........................................      13,992       13,158       12,140        9,512        9,690
                                                                 ---------    ---------    ---------    ---------    ---------
        Net Interest Income ..................................      14,785       13,367       13,599       12,961       11,861
    Provision for Loan Losses ................................       1,489        2,195        3,246        2,097        4,152
    Other Income .............................................       2,528        2,649        2,334        1,955        1,790
    Other Expense ............................................      10,601        9,569        9,332        9,333        8,578
                                                                 ---------    ---------    ---------    ---------    ---------
    Income Before Tax ........................................       5,223        4,252        3,355        3,486          921
    Income Tax Expense .......................................       1,605        1,319          983        1,065          154
                                                                 ---------    ---------    ---------    ---------    ---------
    Net Income Before Minority Interest And Cumulative
      Effect .................................................       3,618        2,933        2,372        2,421          767
    Minority Interest ........................................           0            0            0            0            0
                                                                 ---------    ---------    ---------    ---------    ---------
    Net Income Before Cumulative Effect ......................       3,618        2,933        2,372        2,421          767
    Cumulative Effect ........................................           0            0            0            0            0
                                                                 ---------    ---------    ---------    ---------    ---------
        Net Income............................................   $   3,618        2,933        2,372        2,421          767
                                                                 =========    =========    =========    =========    =========

Per Share Data:
    Net Income (Diluted) .....................................   $    1.66    $    1.35    $    1.15    $    1.17    $    0.37
    Book Value ...............................................       13.26        11.78        10.61         8.95         8.60
    Tangible Book Value ......................................       13.15        11.66        11.01         8.81         8.39
    Dividends ................................................        0.20         0.18         0.23         0.20         0.20
Profitability Ratios:
    Net Income to Average Assets .............................        1.11%        0.97%        0.84%        0.90%        0.29%
    Net Income to Average Stockholders' Equity ...............       13.21%       12.04%       11.48%       13.94%        4.26%
    Net Interest Margin ......................................        4.87%        4.74%        5.20%        5.20%        4.81%
Loan Quality Ratios:
    Net Charge-Offs to Total Loans ...........................        0.58%        0.88%        1.18%        0.92%        2.30%
    Reserve for Loan Losses to Total Loans and OREO ..........        1.94%        2.12%        2.00%        1.71%        1.58%
    Nonperforming Assets to Total Loans and OREO .............        2.51%        3.85%        2.98%        1.32%        1.75%
    Reserve for Loan Losses to Nonperforming Loans ...........       77.23%       54.88%       67.08%      129.39%       90.56%
    Reserve for Loan Losses to Total Nonperforming Assets ....       63.23%       40.75%       50.39%       69.67%       64.26%
Liquidity Ratios:
    Loans to Total Deposits ..................................       78.58%       72.41%       73.93%       74.97%       75.08%
    Loans to Average Earning Assets ..........................       77.16%       73.34%       76.83%       73.66%       70.68%
    Noninterest-Bearing Deposits to Total Deposits ...........        9.16%       10.05%       10.26%       11.54%        9.71%
Capital Adequacy Ratios:
    Common Stockholders' Equity to Total Assets ..............        8.40%        8.01%        7.71%        6.87%        6.96%
    Total Stockholders' Equity to Total Assets ...............        8.40%        8.01%        7.71%        6.87%        6.96%
    Dividend Payout Ratio ....................................       12.02%       13.60%       19.90%       17.27%       54.50%

                     COLONY BANKCORP, INC. AND SUBSIDIARIES

                             SELECTED FINANCIAL DATA

(a) Per share data for all periods has been retroactively restated for a 100 percent stock split on July 1, 1995 and a 50 percent stock split on July 1, 1997. All stock splits were effected in the form of dividends.

Part II
Item 7

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

Liquidity represents the ability to provide adequate sources of funds for funding loan commitments and investment activities, as well as the ability to provide sufficient funds to cover deposit withdrawals, payment of debt and financing of operations. These funds are obtained by converting assets to cash (representing primarily proceeds from collections on loans and maturities of investment securities) or by attracting and obtaining new deposits. During 1997, the Company was successful in obtaining deposits as evidenced by the fact that average deposits increased by 4.69 percent to $284,800,000 in 1997 from average deposits of $272,042,000 in 1996. Should the need arise, the Company also maintains relationships with several correspondent banks that can provide funds on short notice.

Liquidity is monitored on a regular basis by management. The Company's liquidity position remained acceptable in 1997. Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, funds sold and investment securities) represented 29.73 percent of average deposits in 1997 as compared to 29.96 percent in 1996. Average loans represented 80.00 percent of average deposits in 1997 as compared to 76.89 percent in 1996. Average interest-bearing deposits were 84.92 percent of average earnings assets in 1997 as compared to 87.09 percent in 1996.

The Company satisfies most of its capital requirements through retained earnings. During 1997, retained earnings provided $3,183,000 of increase in equity. Additionally, equity had an increase of $47,000 resulting from the change during the year in unrealized losses on securities available for sale, net of taxes. Thus, total equity increased by a net amount of $3,230,000 in 1997. In 1996, growth in equity was provided by retained earnings of $2,534,000.

As of December 31, 1997, total capital of Colony totaled approximately $28,820,000. As of December 31, 1997, there was no outstanding commitment for capital expenditures by two subsidiary banks of approximately $1,800,000 for construction and furnishings for two branch offices to be located in Douglas and Leesburg, Georgia.

The Federal Reserve Board and the FDIC have issued risk-based capital guidelines for U.S. banking organizations. The objective of these efforts was to provide a more uniform framework that is sensitive to differences in risk assets among banking organizations. The guidelines define a two-tier capital framework. Tier 1 capital consists of common stock and qualifying preferred stockholders' equity less goodwill. Tier 2 capital consists of certain convertible, subordinated and other qualifying term debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets. The Company has no Tier 2 capital other than the allowance for loan losses.

Using the capital requirements in effect at the end of 1997, the Tier 1, ratio as of December 31, 1997 was 11.25 percent and total Tier 1 and 2 risk-based capital was 12.50 percent. Both of these measures compare favorably with the regulatory minimums of 4 percent for Tier 1 and 8 percent for total risk-based capital. The Company's leverage ratio was 8.44 percent as of December 31, 1997 which exceeds the required leverage ratio standard of 4 percent.

Item 7

Liquidity and Capital Resources (Continued)

For 1997, average capital was $27,396,000 representing 8.43 percent of average assets for the year. This percentage is up from the 1996 level of 8.06 percent. On July 1, 1997, the Company issued a three-for-two stock split which increased shares outstanding from 1,448,842 shares to 2,173,263 shares.

In 1997, the Company paid annual dividends of $0.20 per share. The dividend payout ratio, defined as dividends per share divided by net income per share, was 12.05 percent in 1997 as compared with 13.61 percent in 1996.

As of December 31, 1997, management was not aware of any recommendations by regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources or results of operations. However, it is possible that examinations by regulatory authorities in the future could precipitate additional loss charge-offs which could materially impact the Company's liquidity, capital resources and results of operations.

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

Net Income

Net income for the year ended December 31,1997 increased to $3,618,000 from the 1996 net income of $2,934,000, representing an increase of $684,000, or 23.31 percent. This increase is the result of an increase in net interest income of $1,418,000 and a $705,000 decrease in provision for loan losses. These were offset by a decrease in noninterest income of $121,000, an increase in noninterest expense of $1,032,000 and an increase in income tax expenses of $286,000. On a fully-diluted per share basis, net income increased to $1.66 from the 1996 amount of $1.35, a $0.31 increase or 22.96 percent.

Net income for the year ended December 31, 1996 increased to $2,934,000 from the 1995 net income of $2,372,000, representing an increase of $562,000 or 23.69 percent. The 1996 increase is the result of a decrease in provision for loan losses of $1,052,000 and an increase in noninterest income of $315,000. These were offset by a decrease in net interest income of $233,000 an increase in noninterest expenses of $237,000 and an increase in income tax expense of $335,000. The 1996 fully-diluted earnings per share increased to $1.35 from the 1995 amount of $1.15, a $0.20 increase or 17.39 percent.

Item 7

Net Interest Margin

The net interest margin increased to 4.91 percent in 1997 as compared to 4.80 percent in 1996. Net interest income increased by 10.61 percent to $14,785,000 in 1997 from $13,367,000 in 1996 on an increase in average earnings assets to $303,648,000 in 1997 from $282,066,000 in 1996 with an interest spread of 4.29 percent in 1997 as compared to 4.18 percent in 1996. Average loans increased by $18,655,000 or 8.92 percent, average funds sold decreased by $1,686,000 or 10.39 percent, average investment securities increased by $4,133,000 or 7.33 percent and average interest-bearing deposits in other banks increased by $480,000 or
169.01 percent, resulting in a net increase in average earning assets of $21,582,000 or 7.65 percent.

The net increase in average assets was funded by a net increase in average deposits of 4.69 percent to $284,800,000 in 1997 from $272,042,000 in 1996.
Average interest-bearing deposits increased by 4.97 percent to $257,871,000 in 1997 from $245,662,000 in 1996 while average noninterest-bearing deposits increased 2.08 percent to $26,929,000 in 1997 from $26,380,000 in 1996. Average noninterest-bearing deposits represented 9.46 percent of total deposits in 1997 as compared to 9.70 percent in 1996.

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

Provision for Loan Losses

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on nonaccruing, past due and other loans that management believes require attention.

Item 7

Provision for Loan Losses (Continued)

The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at a level management has determined to be adequate. The provision for loan losses was $1,490,000 in 1997 as compared to $2,195,000 in 1996, representing a decrease in the provision of $705,000 or 32.12 percent. Net loan charge-offs represented 90.60 percent of the provision for loan losses in 1997 as compared to 82.52 percent in 1996. The decrease in loan charge-offs in 1997 resulted from management's effort the past several years to improve credit quality and to eliminate weak and marginal credits. Net loan charge-offs for 1997 represented 0.59 percent of average loans outstanding as compared to 0.87 percent for 1996. As of December 31, 1997, the allowance for loan losses was 1.95 percent of total loans outstanding as compared to an allowance for loan losses of 2.14 percent of total loans outstanding as of December 31, 1996. The determination of the reserve rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management considers the year-end allowance for loan losses adequate to cover potential losses in the loan portfolio.

The provision for loan losses was $2,195,000 in 1996 as compared to a provision of $3,246,000 in 1995 representing a decrease in the provision of $1,051,000 or
32.39 percent. Net loan charge-offs represented 82.52 percent of the provision for loan losses in 1996 as compared to 73.13 percent in 1995. The decrease in loan charge-offs in 1996 resulted from management's effort the past several years to improve our credit quality and to eliminate weak and marginal credits. Net loan charge-offs for 1996 represented 0.87 percent of average loans outstanding as compared to 1.19 percent for 1995. As of December 31, 1996, the allowance for loan losses was 2.14 percent of total loans outstanding as compared to an allowance for loan losses of 2.02 percent of total loans outstanding as of December 31, 1995.

Noninterest Income

Noninterest income consists principally of service charges on deposit accounts. Service charges on deposit accounts totaled $1,764,000 in 1997 as compared to $1,680,000 in 1996 or an increase of 5.00 percent. All other noninterest income decreased by $205,000 to $764,000 in 1997 from $969,000 in 1996. The decrease in other noninterest income is primarily attributable to premiums on loans sold during 1997 of $15,000 compared to $189,000 in 1996.

Service charges on deposit accounts totaled $1,680,000 in 1996 as compared to $1,592,000 in 1995 or an increase of 5.53 percent. All other noninterest income increased by $227,000 to $969,000 in 1996 from $742,000 in 1995. The increase of $227,000 in other noninterest income is primarily attributable to premiums on loans sold during 1996 of $189,000 compared to $36,000 in 1995.

Item 7

Noninterest Expense

Noninterest expense increased by 10.77 percent to $10,600,000 in 1997 from $9,569,000 in 1996. Salaries and employee benefits increased 8.78 percent to $5,449,000 in 1997 from $5,009,000 in 1996 primarily due to increased staffing for the branch in Leesburg, increased health insurance premiums and increased profit sharing contributions. Occupancy and equipment expense increased by 28.78 percent to $1,526,000 in 1997 from $1,185,000 in 1996 primarily due to increased depreciation and occupancy expense with the Colony headquarters completed during 1997 and depreciation expenses with data processing equipment purchased in 1997. All other noninterest expense increased by 7.41 percent to $3,625,000 in 1997 from $3,375,000 in 1996 primarily due to data processing expense increasing by $223,000. Of this $141,000 increase is nonrecurring and results from Colony Bank Southeast buying out its data processing contract with FiServe in order to convert to Colony's Data Processing Unit. All other expenses in the aggregate realized nominal change.

Noninterest expense increased by 2.54 percent to $9,569,000 in 1996 from $9,332,000 in 1995. Salaries and employee benefits increased 8.23 percent to $5,009,000 in 1996 from $4,628,000 in 1995 primarily due to increased staffing for internal operations and a new branch, increased health insurance premiums and increased bonuses due to an incentive bonus plan implemented in 1996. Due to a reduction in FDIC insurance premiums, FDIC insurance expense decreased 23.40 percent to $275,000 in 1996 from $359,000 in 1995, other real estate expenses decreased 36.98 percent to $288,000 in 1996 from $457,000 in 1995 and legal and professional fees decreased 11.05 percent to $362,000 in 1996 from $407,000 in 1995. Other real estate expense and legal fees declined due to a reduction in expenses incurred in the disposition of other real estate owned. All other expenses in the aggregate remained virtually unchanged.

Income Tax Expense

Income before taxes increased by $971,000 to $5,223,000 in 1997 from $4,252,000 in 1996 with significant changes being a decrease in provision for loan losses of $705,000 in 1997 as compared to 1996, an increase in net interest income of $1,418,000 in 1997 as compared to 1996 and an increase in noninterest expenses net of noninterest income of $1,153,000 in 1997 as compared to 1996. Income tax expense increased 21.68 percent to $1,605,000 in 1997 from $1,319,000 in 1996.
Income tax expense as a percentage of income before taxes decreased by 0.90 percent to 30.73 percent in 1997 from 31.01 percent in 1996.

Income before taxes increased by $897,000 to $4,252,000 in 1996 from $3,355,000 in 1995 with significant changes being a decrease in provision for loan losses of $1,051,000 in 1996 as compared to 1995, a decrease in net interest of $233,000 in 1996 as compared to 1995 and a decrease in noninterest expenses net of noninterest income of $78,000 in 1996 as compared to 1995. Income tax expense increased 34.18 percent to $1,319,000 in 1996 from $983,000 in 1995. Income taxes as a percentage of income before taxes increased by 5.90 percent to 31.01 percent in 1996 from 29.30 percent in 1995.

Outlook for 1998

Colony is an emerging company operating in an industry filled with nonregulated competitors and a rapid pace of consolidation. The year brings with it new opportunities for growth in our existing markets, as well as opportunities to expand into new markets through bank acquisitions and branching. Colony has targeted new branches in three growth markets in south Georgia for 1998. These new branches will be located in Douglas, Tifton and Leesburg.

Colony Management Services has invested over $1,000,000 in computer upgrades and software enhancements in major cost containment initiative. Not only will this reduce overhead through improved back-office consolidation, but it also will allow us to better serve our customers through improved customer data resources and state-of-the art technological services.

Item 7

Year 2000 Compliance Issue

The Company has developed preliminary plans to address the possible exposures related to the impact on its financial, informational and operational systems of the year 2000. The Company recently underwent a major computer conversion, which has been tested and assured to be year 2000 compliant. Other equipment has been identified and vendors are being contacted. The Company's subsidiary, Colony Management Services, Inc. is responsible for coordinating efforts of all Bank subsidiaries in any follow-up procedures necessary. While there may be some expenses incurred during the next two years, it is not expected to have a material effect on the Company's consolidated financial statements.

Item 7

COLONY BANKCORP, INC.
Average Balance Sheets


                                                         1997                          1996                         1995
                                         -----------------------------------------------------------------------------------------

                                        Average    Income/    Yields/   Average    Income/   Yields/   Average   Income/   Yields/
($ in thousands)                        Balances   Expense    Rates     Balances   Expense   Rates     Balances  Expense   Rates
----------------------------------------------------------------------------------------------------------------------------------
Assets
Interest-earning Assets
  Loans, Net of Unearned Income
    Taxable(1)                          $227,834   $24,227    10.63%    $209,179   $22,372   10.70%   $198,757   $22,049    11.09%
-----------------------------------------------------------------------------------------------------------------------------------
  Investment Securities
    Taxable                               53,971     3,301     6.12%      49,380     2,962    6.00%     44,400     2,693     6.07%
    Tax-exempt(2)                          6,539       492     7.52%       6,997       483    6.90%      7,112       529     7.44%
-----------------------------------------------------------------------------------------------------------------------------------
      Total Investment Securities         60,510     3,793     6.27%      56,377     3,445    6.11%     51,512     3,222     6.25%
-----------------------------------------------------------------------------------------------------------------------------------
  Interest-bearing Deposits in
    Other Banks                              764        46     6.02%         284         9    3.17%        570        46     8.07%
-----------------------------------------------------------------------------------------------------------------------------------
  Funds Sold                              14,540       823     5.66%      16,226       864    5.32%     10,558       603     5.71%
-----------------------------------------------------------------------------------------------------------------------------------
        Total Interest-earning Assets    303,648    28,889     9.51%     282,066    26,690    9.46%    261,397    25,920     9.92%
-----------------------------------------------------------------------------------------------------------------------------------
Noninterest-earning Assets
  Cash                                     8,861                           8,619                         8,337
  Allowance for Loan Losses               (4,612)                         (4,346)                       (3,619)
  Other Assets                            17,173                          15,837                        15,702
-----------------------------------------------------------------------------------------------------------------------------------
       Total Noninterest-earning
         Assets                           21,422                          20,110                        20,420
-----------------------------------------------------------------------------------------------------------------------------------
       Total Assets                     $325,070                        $302,176                      $281,817
===================================================================================================================================
Liabilities and Stockholders' Equity
Interest-bearing Liabilities
  Interest-bearing Deposits
    Interest-bearing Demand and Savings $ 62,436   $ 1,909     3.06%    $ 62,204   $ 1,863    2.99%   $ 61,346   $ 1,915     3.12%
    Other Time                           195,435    11,381     5.82%     183,458    11,167    6.09%    168,316     9,885     5.87%
-----------------------------------------------------------------------------------------------------------------------------------
          Total Interest-bearing
            Deposits                     257,871    13,290     5.15%     245,662    13,030    5.30%    229,662    11,800     5.14%
-----------------------------------------------------------------------------------------------------------------------------------
  Other Interest-bearing Liabilities
    Debt                                   9,813       664     6.77%       3,347       100    2.99%      3,351       303     9.04%
    Funds Purchased and Securities
      Under Agreement to Repurchase          558        38     6.81%         303        29    9.57%        595        37     6.22%
-----------------------------------------------------------------------------------------------------------------------------------
        Total Other Interest-bearing
          Liabilities                     10,371       702     6.77%       3,650       129    3.53%      3,946       340     8.62%
-----------------------------------------------------------------------------------------------------------------------------------
        Total  Interest-bearing
          Liabilities                    268,242    13,992     5.22%     249,312    13,159    5.28%    233,608    12,140     5.20%
-----------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing Liabilities and
  Stockholders' Equity
    Demand Deposits                       26,929                          26,380                        25,456
    Other Liabilities                      2,503                           2,121                         2,082
    Stockholders' Equity                  27,396                          24,363                        20,671
-----------------------------------------------------------------------------------------------------------------------------------
        Total Noninterest-bearing
          Liabilities and
          Stockholders' Equity            56,828                          52,864                        48,209
-----------------------------------------------------------------------------------------------------------------------------------
        Total Liabilities and
          Stockholders' Equity          $325,070                        $302,176                      $281,817
===================================================================================================================================
Interest Rate Spread                                           4.29%                          4.18%                          4.72%
===================================================================================================================================
Net Interest Income                                $14,897                         $13,531                       $13,780
===================================================================================================================================
Net Interest Margin                                            4.91%                          4.80%                          5.27%
===================================================================================================================================

(1) The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis.

(2) Taxable-equivalent adjustments totaling $167,180, $164,074 and $179,591 for 1997, 1996 and 1995, respectively, are included in tax-exempt interest on investment securities. The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

Item 7


COLONY BANKCORP, INC.
Rate/Volume Analysis


The rate/volume analysis presented hereafter illustrates the change from year to year for each component of the taxable equivalent net interest income separated into the amount generated through volume changes and the amount generated by changes in the yields/rates.

                                     Changes From 1996 to 1997(1)          Changes From 1995 to 1996 (1)
                                     ----------------------------          -------------------------------
($ in thousands)                     Volume       Rate     Total            Volume     Rate     Total
----------------------------------------------------------------------------------------------------------
Interest Income
  Loans, Net - Taxable                  $1,995     ($140)   $1,855            $1,156    ($833)     $323
----------------------------------------------------------------------------------------------------------
  Investment Securities
    Taxable                                275        64       339               302      (33)      269
    Tax-exempt                             (32)       41         9                (9)     (37)      (46)
----------------------------------------------------------------------------------------------------------
      Total Investment Securities          243       105       348               293      (70)      223
----------------------------------------------------------------------------------------------------------
  Interest-bearing Deposits in
    Other Banks                             15        22        37               (23)     (14)      (37)
----------------------------------------------------------------------------------------------------------
  Funds Sold                               (90)       49       (41)              324      (63)      261
----------------------------------------------------------------------------------------------------------
        Total Interest Income            2,163        36     2,199             1,750     (980)      770
----------------------------------------------------------------------------------------------------------
Interest Expense
   Interest-bearing Demand and
      Savings Deposits                       7        39        46                27      (79)      (52)
   Time Deposits                           729      (515)      214               889      393     1,282
----------------------------------------------------------------------------------------------------------
  Other Interest-bearing Liabilities
    Funds Purchased and Securities
      Under Agreement to Repurchase         24       (15)        9               (18)      10        (8)
    Other Debt                             193       371       564                 0     (203)     (203)
----------------------------------------------------------------------------------------------------------
      Total Interest Expense               953      (120)      833               898      121     1,019
----------------------------------------------------------------------------------------------------------
  Net Interest Income                   $1,210      $156    $1,366              $852  ($1,101)    ($249)
==========================================================================================================


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

Item 7

COLONY BANKCORP, INC.
Interest Rate Sensitivity

The following table represents the Company's interest-sensitivity gap between interest-earning assets and interest-bearing liabilities at December 31, 1997.

                                                                    Assets and Liabilities Repricing Within
                                                       ----------------------------------------------------------------
                                                        3 Months   4 to 12               1 to 5     Over 5
($ in thousands)                                        or Less    Months     1 Year      Years     Years       Total
-----------------------------------------------------------------------------------------------------------------------
Interest-earning assets
     Interest-bearing deposits                         $  1,015              $  1,015                         $  1,015
     Investment securities                                7,763   $  8,610     16,373   $ 27,080   $ 13,462     56,915
     Funds sold                                          25,540          0     25,540          0          0     25,540
     Loans, net of unearned income                      114,781     51,985    166,766     61,556      5,966    234,288
                                                       --------   --------   --------   --------   --------   --------

         Total interest-earning assets                  149,099     60,595    209,694     88,636     19,428    317,758
                                                       --------   --------   --------   --------   --------   --------

Interest-bearing liabilities
     Interest-bearing Demand and Savings deposits(1)     66,741          0     66,741          0          0     66,741
     Other time deposits                                 63,693    104,251    167,944     36,082         75    204,101
     Short-term borrowings(2)                             6,631          0      6,631      6,443          0     13,074
                                                       --------   --------   --------   --------   --------   --------

         Total interest-bearing liabilities             137,065    104,251    241,316     42,525         75    283,916
                                                       --------   --------   --------   --------   --------   --------

     Interest-sensitivity gap                            12,034    (43,656)   (31,622)    46,111     19,353     33,842
                                                       --------   --------   --------   --------   --------   --------

Cumulative interest-sensitivity gap                    $ 12,034   $(31,622)  $(31,622)  $ 14,489   $ 33,842   $ 33,842
                                                       ========   ========   ========   ========   ========   ========

(1) Interest-bearing Demand and Savings deposits for repricing purposes are considered to reprice within 3 months or less.

(2) Short-term borrowings for repricing purposes are considered to reprice within 3 months or less.

Item 7

COLONY BANKCORP, INC.
Investment Portfolio

The following table presents carrying values of investment securities held by the Company as of December 31, 1997, 1996 and 1995.

($ in thousands)                                     1997      1996      1995
                                                   -------   -------   -------

U.S. Treasuries and Government Agencies            $36,187   $38,313   $21,030
Obligations of States and Political Subdivisions     6,996     7,237     7,051
Other Securities                                     2,868     1,478     1,443
                                                   -------   -------   -------

Investment Securities                               46,051    47,028    29,524

Mortgage Backed Securities                          10,864    16,350    22,036
                                                   -------   -------   -------

Total Investment Securities and
  Mortgage Backed Securities                       $56,915   $63,378   $51,560
                                                   =======   =======   =======

The following table represents maturities and weighted-average yields of investment securities held by the Company at December 31, 1997.

                                                                              After 1           After 5
                                                                             Year but           Years but
                                                        Within                Within            Within               After
($ in thousands: yields on a tax-equivalent basis)      1 Year               5 Years            10 Years            10 Years
-----------------------------------------------------------------------------------------------------------------------------------
                                                     Amount    Yield     Amount     Yield    Amount    Yield     Amount    Yield
-----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasuries                                      $ 1,071    1.58%    $     0    0.00%    $    0    0.00%     $    0     0.00%
U.S. Government Agencies                              10,701    5.28      23,406    6.26      1,008    6.86           0     0.00
Mortgage Backed Securities                               293    5.81         143    6.88      3,941    6.27       6,487     6.77
Obligations of States and Political Subdivisions       1,440    4.77       3,531    4.80      1,358    5.04         668     1.34
Other Securities                                       2,868    4.23           0    0.00          0    0.00           0     0.00
-----------------------------------------------------------------------------------------------------------------------------------

        Total Investment Portfolio                   $16,373    4.82%    $27,080    6.07%    $6,307    6.10%     $7,155     6.26%
====================================================================================================================================

Item 7


COLONY BANKCORP, INC.
Loans

The following table presents the composition of the Company's loan portfolio as of December 31 for the past five years.


($ in thousands)                                1997              1996              1995              1994             1993
                                           --------------     -------------     ------------      ------------     -------------
Commercial, Financial and Agricultural           $ 34,883          $ 38,776         $ 34,459          $ 31,687          $ 33,491
Real Estate
  Construction                                      2,676               881              526               469                 9
  Mortgage, Farmland                               21,898            25,769           23,680            26,334            25,528
  Mortgage, Other                                 117,268            88,896           95,967            81,146            74,674
Consumer                                           42,956            44,608           38,865            39,263            32,080
Other                                              14,618             7,946            7,381             4,623             8,430
                                           --------------     -------------     ------------      ------------     -------------

                                                  234,299           206,876          200,878           183,522           174,212
Unearned Discount                                     (11)              (13)             (41)              (23)              (44)
Allowance for Loan Losses                          (4,575)           (4,435)          (4,051)           (3,179)           (2,775)
                                           --------------     -------------     ------------      ------------     -------------

Loans, Net                                       $229,713          $202,428         $196,786          $180,320          $171,393
                                           ==============     =============     ============      ============     =============

The following table presents total loans less unearned discount as of December 31, 1997 according to maturity distribution.


Maturity                                                        ($ in thousands)
                                                                   --------

One Year or Less                                                   $166,766
After One Year through Five Years                                    61,556
After Five Years                                                      5,966
                                                                   --------

                                                                   $234,288
                                                                   ========

The following table presents an interest rate sensitivity analysis of the Company's loan portfolio as of December 31, 1997.


                                             Within            1 to 5            After 5
($ in thousands)                             1 Year             Years             Years               Total
                                         ---------------   ---------------   ----------------    ----------------
Loans with
  Predetermined Interest Rates                  $ 82,612           $60,013             $5,966            $148,591
  Floating or Adjustable Rates                    84,154             1,543                  -              85,697
                                         ---------------   ---------------   ----------------    ----------------

Loans, Net of Unearned Income                   $166,766           $61,556             $5,966            $234,288
                                         ===============   ===============   ================    ================

Item 7


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

The following table presents, at the dates indicated, the aggregate of nonperforming loans for the categories indicated.


                                                                                    December 31,
                                                 ---------------------------------------------------------------------------------
                                                     1997             1996             1995             1994              1993
                                                 ------------     ------------     ------------     -------------     ------------
                                                         ($ in thousands)
                                                 ---------------------------------------------------------------------------------
Loans Accounted for on a Nonaccrual Basis              $5,744           $7,396           $5,229            $2,197           $2,620
Installment Loans and Term Loans
  Contractually Past Due 90 Days or
  More as to Interest or Principal
  Payments and Still Accruing                             145              364              213               237              405
Loans, the Terms of Which Have Been
  Renegotiated to Provide a Reduction
  or Deferral of Interest or Principal
  Because of Deterioration in the Financial
  Position of the Borrower                                  5              321              597                23               38
Loans Now Current About Which There are
  Serious Doubts as to the Ability of the
  Borrower to Comply with Present Loan
  Repayment Terms                                           -                -                -                 -                -

During the year ended December 31, 1997, approximately $1,857,000 of loans was charged off and approximately $508,000 was recovered on charged-off loans. All loans classified by regulatory authorities as loss during regular examinations in 1997 have been charged off. As of December 31, 1997, the allowance for loan losses was adequate to cover all loans classified by regulatory authorities as doubtful or substandard.

Item 7


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

Following is an analysis of the significant off balance sheet financial instruments as of December 31, 1997 and 1996.


                                             1997                 1996
                                        --------------       ---------------
                                                  ($ in thousands)
                                        ------------------------------------

Commitments to Extend Credit                   $30,197               $19,696
Standby Letters of Credit                          825                 3,128
                                        --------------       ---------------

                                               $31,022               $22,824
                                        ==============       ===============

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

Item 7

COLONY BANKCORP, INC.

                         SUMMARY OF LOAN LOSS EXPERIENCE

The provision for possible loan losses is created by direct charges to operations. Losses on loans are charged against the allowance in the period in which such loans, in management's opinion, become uncollectible. Recoveries during the period are credited to this allowance. The factors that influence management's judgment in determining the amount charged to operating expense are past loan experience, composition of the loan portfolio, evaluation of possible future losses, current economic conditions and other relevant factors. The Company's allowance for loan losses was approximately $4,575,000 as of December 31, 1997, representing 1.95 percent of year-end total loans outstanding, compared with $4,435,000 as of December 31, 1996, which represented 2.14 percent of year-end total loans outstanding. The allowance for loan losses is reviewed continuously based on management's evaluation of current risk characteristics of the loan portfolio as well as the impact of prevailing and expected economic business conditions. Management considers the allowance for loan losses adequate to cover possible loan losses on the loans outstanding.

Management has not allocated the Company's allowance for loan losses to specific categories of loans. Based on management's best estimate, approximately 10 percent of the allowance should be allocated to real estate loans, 50 percent to commercial, financial and agricultural loans and 40 percent to consumer/installment loans as of December 31, 1997.

The following table presents an analysis of the Company's loan loss experience for the periods indicated.


($ in thousands)                                       1997             1996             1995             1994              1993
                                                    -----------      -----------      -----------      -----------       ----------
Allowance for Loan Losses at Beginning of Year           $4,435          $ 4,051          $ 3,179          $ 2,775          $ 2,621
                                                    -----------      -----------      -----------      -----------       ----------
Charge-Offs
  Commercial, Financial and Agricultural                  1,026            2,294            2,042              906            2,188
  Real Estate                                               160                8                4               11              985
  Consumer                                                  670              515              861              925              984
                                                    -----------      -----------      -----------      -----------       ----------

                                                          1,856            2,817            2,907            1,842            4,157
                                                    -----------      -----------      -----------      -----------       ----------

Recoveries
  Commercial, Financial and Agricultural                    219              816               77               42               43
  Real Estate                                                37                9                3                3                9
  Consumer                                                  251              181              453              103              106
                                                    -----------      -----------      -----------      -----------       ----------

                                                            507            1,006              533              148              158
                                                    -----------      -----------      -----------      -----------       ----------

Net Charge-Offs                                          (1,349)          (1,811)          (2,374)          (1,694)          (3,999)
                                                    -----------      -----------      -----------      -----------       ----------

Provision for Loans Losses                                1,489            2,195            3,246            2,098            4,153
                                                    -----------      -----------      -----------      -----------       ----------

Allowance for Loan Losses at End of Year                 $4,575          $ 4,435          $ 4,051          $ 3,179          $ 2,775
                                                    ===========      ===========      ===========      ===========       ==========

Ratio of Net Charge-Offs to Average Loans                  .59%            0.87%            1.19%            0.89%            2.20%
                                                    ===========      ===========      ===========      ===========       ==========

Item 7

COLONY BANKCORP, INC.
Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the years 1997, 1996 and 1995.


                                                            1997                1996                   1995
                                                   -------------------   -------------------    ----------------------
                                                    Average    Average    Average    Average     Average     Average
($ in thousands)                                     Amount     Rate       Amount     Rate        Amount      Rate
                                                   --------    -------   --------    -------    ---------   ----------
Noninterest-Bearing Demand Deposits                $ 26,929              $ 26,380               $  25,456
                                                     62,436       3.06%
Interest-Bearing Demand and Savings                 195,435       5.82     62,204       2.99%      61,346        3.12%
Time Deposits                                                             183,458       6.09      168,316        5.87
                                                   --------    -------   --------    -------    ---------   ----------

                                                   $284,800       5.15   $272,042       5.30%   $ 255,118        5.14%
                                                   ========    =======   ========    =======    =========   ==========

The following table presents the maturities of the Company's other time deposits as of December 31, 1997.


                                  Other Time       Other Time
                                   Deposits         Deposits
                                   $100,000        Less Than
($ in thousands)                  or Greater        $100,000           Total
                                 -----------      -----------       -----------
Months to Maturity
  3 or Less                          $19,861        $  43,832         $  63,693
  Over 3 through 6                    14,132           31,172            45,304
  Over 6 through 12                   17,615           41,332            58,947
  Over 12 Months                       8,690           27,467            36,157
                                 -----------      -----------       -----------

                                     $60,298         $143,803          $204,101
                                 ===========      ===========       ===========

Return on Assets and Stockholders' Equity

The following table presents selected financial ratios for each of the period indicated.


                                        Year Ended December 31,
                           -----------------------------------------------------

                               1997               1996                 1995
                           ------------       ------------       ---------------

Return on Assets               1.11%              0.97%                 0.84%

Return on Equity              13.21%             12.04%                11.48%

Dividends Payout              12.02%             13.60%                19.90%

Equity to Assets               8.43%              8.06%                 7.33%

Item 8
FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The following consolidated financial statements of the Registrant and its subsidiaries are included on exhibit 99(b) of this Annual Report on Form 10-K:

      Consolidated Balance Sheets - December 31, 1997 and 1996

      Consolidated Statements of Income - Years Ended December 31, 1997, 1996 and 1995

      Consolidated Statements of Stockholders' Equity - Years Ended December 31, 1997, 1996 and 1995

      Consolidated Statements of Cash Flows - Years Ended December 31, 1997, 1996 and 1995

      Notes to Consolidated Financial Statements


Item 9
CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

There was no accounting or disclosure disagreement or reportable event with the former or current auditors that would have required the filing of a report on Form 8-K.


Part III
Item 10
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference to pages 3 and 4 of the Company's Definitive Proxy Statement for Annual Meeting of Stockholders to be held on April 28, 1998, filed with the Securities and Exchange Commission on March 26, 1998 (File No. 0-18486).


Item 11
EXECUTIVE COMPENSATION

Incorporated herein by reference to pages 6, 7 and 8 of the Company's Definitive Proxy Statement for Annual Meeting of Stockholders to be held on April 28, 1998, filed with the Securities and Exchange Commission on March 26, 1998 (File No. 0-18486).

Item 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference to pages 1 and 2 of the Company's Definitive Proxy Statement for Annual Meeting of Stockholders to be held on April 28, 1998, filed with the Securities and Exchange Commission on March 26, 1998 (File No. 0-18486).

Part III
Item 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to page 5 of the Company's Definitive Proxy Statement for Annual Meeting of Stockholders to be held on April 28, 1998, filed with the Securities and Exchange Commission on March 26, 1998 (File No. 0-18486).


Part IV
Item 14
EXHIBITS AND REPORTS ON FORM 8-K


(A)      Exhibits included herein:

Exhibit No.

3(a)     Articles of Incorporation

         -filed as Exhibit 3(a) to the Registrant's Registration Statement on Form 10 (File No. 0- 18486), filed with the Commission on April 25, 1990 and incorporated herein by reference

3(b)     Bylaws, as amended

         -filed as Exhibit 3(b) to the Registrant's Registration Statement on Form 10 (File No. 0- 18486), filed with the Commission on April 25, 1990 and incorporated herein by reference

4        Instruments Defining the Rights of Security Holders

         -incorporated herein by reference to page 1 of the Company's Definitive Proxy Statement for Annual Meeting of Stockholders to be held on April 28, 1998, filed with the Securities and Exchange Commission on March 26, 1998 (File No. 0-18486)

10       Material Contracts

10(a)    Deferred Compensation Plan and Sample Director Agreement

         -filed as Exhibit 10(a) to the Registrant's Registration Statement on Form 10 (File No. 0- 18486), filed with the Commission on April 25, 1990 and incorporated herein by reference

10(b)    Profit-Sharing Plan dated January 1, 1979

         -filed as Exhibit 10(b) to the Registrant's Registration Statement on Form 10 (File No. 0- 18486), filed with the Commission on April 25, 1990 and incorporated herein by reference

Item 14


(A)      Exhibits included herein:

Exhibit No.

11       Statement Re Computation of Per Share Earnings

         -incorporated herein by reference to page 4 of the consolidated financial statements included as Exhibit 99(a) of this Annual Report on Form 10-KSB.

21       Subsidiaries of the Company

         Name of Subsidiary                         State of Incorporation

         The Bank of Fitzgerald                              Georgia
         Ashburn Bank                                        Georgia
         The Bank of Dodge County                            Georgia
         Bank of Worth                                       Georgia
         Community Bank of Wilcox                            Georgia
         Colony Bank Southeast                               Georgia
         Colony Management Services, Inc.                    Georgia

27       Financial Data Schedule

99       Additional Exhibits

99(a)    Consolidated Financial Statements

         -Independent Auditor's Report
         -Consolidated Balance Sheets - December 31, 1997 and 1996 -Consolidated Statements of Income - Years ended December 31, 1997, 1996 and 1995 -Consolidated Statements of Stockholders' Equity - Years ended December 31, 1997, 1996 and 1995 -Consolidated Statements of Cash Flows - Years ended December 31, 1997, 1996 and 1995 -Notes to Consolidated Financial Statements

         All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(B) No reports on Form 8-K have been filed by the registrant during the last quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Colony Bankcorp, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

COLONY BANKCORP, INC.



-------------------------------------------
James D. Minix
President/Director/Chief Executive Officer

Date:
     --------------------------------------


-------------------------------------------
Terry L. Hester
Executive Vice-President/Controller/Chief
Financial Officer/Director

Date:
     --------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


                                                Date:
-------------------------------------------          ------------------------
Paul Branch, Jr., Director


                                                Date:
--------------------------------------------         ------------------------
Terry Coleman, Director


                                                Date:
-------------------------------------------          ------------------------
L. Morris Downing, Director


                                                Date:
-------------------------------------------          ------------------------
Milton N. Hopkins, Jr., Director

                                                 Date:
--------------------------------------------          ------------------------
Harold E. Kimball, Director


                                                 Date:
--------------------------------------------          ------------------------
Marion H. Massee, III, Director


                                                 Date:
--------------------------------------------          ------------------------
Ben B. Mill, Jr., Director


                                                 Date:
--------------------------------------------          ------------------------
Ralph D. Roberts, M.D., Director


                                                 Date:
--------------------------------------------          ------------------------
W. B. Roberts, Jr., Director


                                                 Date:
--------------------------------------------          ------------------------
R. Sidney Ross, Director


                                                 Date:
--------------------------------------------          ------------------------
Joe K. Shiver, Director


                                                 Date:
--------------------------------------------          ------------------------
Curtis A. Summerlin, Director