Form 10-Q
period 1998-03-31
COLONY BANKCORP INC
filed 1998-05-12
CIK 711669

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                   FORM 10-Q

         QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 1998                 COMMISSION FILE NUMBER 0-12436

                             COLONY BANKCORP, INC.
                             ---------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            GEORGIA                                           58-1492391
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

YES   X    NO
    -----    -----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE CLOSE OF THE PERIOD COVERED BY THIS REPORT.


          CLASS                                    OUTSTANDING AT MARCH 31, 1998
          -----                                    -----------------------------
COMMON STOCK, $10 PAR VALUE                                    2,217,513

                        PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

THE FOLLOWING FINANCIAL STATEMENTS ARE PROVIDED FOR COLONY BANKCORP, INC. AND
SUBSIDIARIES: THE BANK OF FITZGERALD, ASHBURN BANK, COMMUNITY BANK OF WILCOX, THE BANK OF DODGE COUNTY, THE BANK OF WORTH, COLONY BANK SOUTHEAST AND COLONY MANAGEMENT SERVICES, INC.

        A. CONSOLIDATED BALANCE SHEETS - MARCH 31, 1998 AND DECEMBER 31, 1997.

        B. CONSOLIDATED STATEMENTS OF INCOME - FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997.

        C. CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION - FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997.

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN EXAMINED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1998 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

                    COLONY BANKCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1998 AND DECEMBER 31, 1997
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

ASSETS                                                      MARCH 31, 1998      DECEMBER 31, 1997
                                                            --------------      -----------------
Cash and Balances Due from Depository
   Institutions (Note 2)                                      $  13,164             $  11,764
Federal Funds Sold                                               23,470                25,540
Investment Securities (Aggregate Fair Value
   of $58,642 and $56,891 Respectively) (Note 3)                 58,658                56,916
Loans (Notes 4 and 5)                                           237,381               234,299
Allowance for Loan Losses                                        (4,743)               (4,575)
Unearned Interest and Fees                                           (9)                  (11)
                                                              ---------             ---------
        Total Loans                                             232,629               229,713

Premises and Equipment (Note 6)                                   9,693                 9,135
Other Real Estate                                                   841                1,311
Other Assets                                                      6,333                 8,568
                                                              ---------             ---------
        Total Assets                                          $ 344,788              $342,947
                                                              =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Noninterest-Bearing                                        $  27,056             $  27,320
   Interest-Bearing (Note 8)                                    273,407               270,842
                                                              ---------             ---------
        Total Deposits                                          300,463               298,162

Borrowed Money:
   Federal Funds Purchased                                            0                     0
   Other Borrowed Money (Note 9)                                 10,715                13,074
                                                              ---------             ---------
        Total Borrowed Money                                     10,715                13,074

Other Liabilities                                                 2,877                 2,890

Commitments and Contingencies (Note 11)

Stockholders' Equity:
   Common  Stock, Par Value $10 a Share; Authorized
   5,000,000 shares, Issued 2,217,513 and 2,173,263
   shares as of  March 31, 1998 and December 31,
   1997, Respectively                                            22,175                21,733
Paid-In Capital                                                   1,580                 1,137
Retained Earnings                                                 7,128                 6,083
Net Unrealized Loss on Securities Available for Sale,
   Net of Tax Liability of $19 in 1998 and $25 in 1997             (150)                 (132)
                                                              ---------             ---------
        Total Stockholders' Equity                               30,733                28,821
                                                              ---------             ---------
        Total Liabilities and Stockholders' Equity            $ 344,788             $ 342,947
                                                              =========             =========

The accompanying notes are an integral part of these balance sheets.

                    COLONY BANKCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                   Three Months Ended
                                            March 31, 1998    March 31, 1997
                                            --------------    --------------
Interest Income:
   Loans, including fees                            $6,283            $5,726
   Federal Funds Sold                                  295               213
   Deposits with Other Banks                            28                14
   Investment Securities:
   U.S. Treasury & Federal Agencies                    723               879
   State, County and Municipal                          82                76
   Other Investments                                    51                29
                                                    ------            ------
        Total Interest Income                        7,462             6,937
                                                    ------            ------

Interest Expense:
   Deposits                                          3,477             3,193
   Federal Funds Purchased                               4                 5
   Other Borrowed Money                                190                92
                                                    ------            ------
        Total Interest Expense                       3,671             3,290
                                                    ------            ------

Net Interest Income                                  3,791             3,647
Provision for Loan Losses                              279               285
                                                    ------            ------
Net Interest Income After Provision                  3,512             3,362
                                                    ------            ------

Noninterest Income:
   Service Charge on Deposits                          477               455
   Other Service Charges, Commissions & Fees           117               135
   Security Gains, net                                   2                 7
   Other Income                                         51                97
                                                    ------            ------
        Total Noninterest Income                       647               694
                                                    ------            ------

Noninterest Expense:
   Salaries and Employee Benefits                    1,262             1,266
   Occupancy and Equipment                             400               337
   Other Operating Expenses                            781               814
                                                    ------            ------
        Total Noninterest Expense                    2,443             2,417
                                                    ------            ------

Income Before Income Taxes                          $1,716             1,639
Income Taxes                                           549               518
                                                    ------            ------
Net Income                                          $1,167            $1,121
                                                    ======            ======
Net Income Per Share of Common Stock*
    Basic                                           $ 0.53            $ 0.52
                                                    ======            ======
    Diluted                                         $ 0.53            $ 0.52
                                                    ======            ======

Weighted Average Shares Outstanding*             2,200,097         2,173,263
                                                 =========         =========

* All per share data has been adjusted to reflect a 3-for-2 stock split effected as a 50% stock dividend on July 1, 1997

The accompanying notes are an integral part of these statements

                    COLONY BANKCORP, INC. AND  SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                                            1998                   1997
                                                                            ----                   ----
CASH FLOW FROM OPERATING ACTIVITIES

Net income (loss)                                                       $   1,167               $   1,121
Adjustments to reconcile net income to net cash provided
   by operating activities:
   (Gain) loss on sale of investment securities                                (2)                     (7)
Depreciation                                                                  227                     171
Provision for loan losses                                                     279                     285
Amortization of excess costs                                                   12                      14
Other prepaids, deferrals and accruals, net                                 2,519                   1,509
                                                                        ---------               ---------
        Total Adjustments                                               $   3,035               $   1,972
                                                                        ---------               ---------
        Net cash provided by operating activities                       $   4,202               $   3,093
                                                                        ---------               ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of securities available for sale                               $(21,014)               $ (6,783)
Proceeds from sales of securities available for sale                          100                     921
Proceeds from maturities, calls, and paydowns of
   investment securities:
        Available for Sale                                                 18,987                   5,563
        Held to Maturity                                                      186                      73
Decrease (Increase) in interest-bearing deposits in banks                  (1,052)                      0
(Increase) in loans                                                        (3,084)                (11,306)
Purchase of premises and equipment                                           (766)                   (676)
                                                                        ---------               ---------
        Net cash (used in) investing activities                          $ (6,643)               $(12,208)
                                                                        ---------               ---------

CASH FLOW FROM FINANCING ACTIVITIES

Net (decrease) increase in deposits                                      $  2,301                $  2,547
Proceeds from issuance of common stock                                        885                       0
Federal funds purchased                                                         0                       0
Dividends paid                                                               (109)                   (109)
Net (decrease) increase in other borrowed money                            (2,359)                    (61)
                                                                        ---------               ---------
        Net cash provided by financing activities                        $    718                $  2,377
                                                                        ---------               ---------

Net increase (decrease) in cash and cash equivalents                       (1,723)                 (6,738)
Cash and cash equivalents at beginning of period                           36,290                  35,293
                                                                        ---------               ---------
Cash and cash equivalents at end of period                                $34,567                 $28,555

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    COLONY BANKCORP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in Thousands)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------

BASIS OF PRESENTATION

Colony Bankcorp, Inc. is a multi-bank holding company located in Fitzgerald, Georgia. The consolidated financial statements include the accounts of Colony Bankcorp, Inc. and its wholly-owned subsidiaries, The Bank of Fitzgerald, Fitzgerald, Georgia; Ashburn Bank, Ashburn, Georgia; Bank of Worth, Sylvester, Georgia; The Bank of Dodge County, Eastman, Georgia; Community Bank of Wilcox, Pitts, Georgia,; Colony Bank Southeast (formerly Broxton State Bank), Broxton, Georgia; and Colony Management Services, Inc., Fitzgerald, Georgia (the Banks). All significant intercompany accounts have been eliminated in consolidation. The accounting and reporting policies of Colony Bankcorp, Inc. conform to generally accepted accounting principles and practices utilized in the commercial banking industry.

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

In February, 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, Earnings Per Share (SFAS 128). SFAS 128 replaced the calculation of primary and fully diluted earnings per share (EPS) with basic and diluted EPS. Unlike primary EPS basic EPS excludes any dilutive effects of options, warrants and convertible securities. Diluted EPS is very similar to fully diluted EPS. All EPS amounts presented have been restated as applicable, to conform with the new requirements.

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

Securities available for sale are measured at fair value with unrealized gains and losses reported net of deferred taxes as a separate component of stockholders' equity. Fair value represents an approximation of realizable value as of March 31, 1998 and December 31, 1997. Realized and unrealized gains and losses are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

LOANS

Loans are generally reported at principal amount less unearned interest and fees. Impaired loans are recorded under SFAS 114, Accounting by Creditors for Impairment of a Loan and SFAS 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures. Impaired loans are loans for which principal and interest are unlikely to be collected in accordance with the original loan terms and, generally, represent loans delinquent in excess of 120 days which have been placed on nonaccrual status and for which collateral values are less than outstanding principal and interest. Small balance, homogeneous loans are excluded from impaired loans. Generally, interest payments received on impaired loans are applied to principal. Upon receipt of all loan principal, additional interest payments are recognized as interest income on the cash basis.

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


(2) CASH AND BALANCES DUE FROM DEPOSITORY INSTITUTIONS
------------------------------------------------------

Components of cash and balances due from depository institutions at March 31, 1998 and December 31, 1997 are as follows:

                                                   March 31, 1998             December 31, 1997
                                                   --------------             -----------------
Cash on Hand and Cash Items                               $ 3,069                       $  3,211
Noninterest-Bearing Deposits with Other Banks               8,028                          7,538
Interest-Bearing Deposits with Other Banks                  2,067                          1,015
                                                          -------                        -------
                                                          $13,164                        $11,764
                                                          =======                        =======

(3) INVESTMENT SECURITIES
-------------------------

Investment securities as of March 31, 1998 are summarized as follows:

                                                                     Gross               Gross
                                                Amortized         Unrealized           Unrealized             Fair
                                                   Cost              Gains               Losses               Value
Securities Available for Sale:
   U.S. Treasury                                 $ 1,089             $ -0-                $  (2)               $ 1,087
U.S. Government Agencies:
   Mortgage-Backed                                10,759                65                  (28)                10,796
   Other                                          34,595                25                  (76)                34,544
State, County & Municipal                          6,308                74                   (2)                 6,380
The Banker's Bank Stock                               50               -0-                  -0-                     50
Federal Home Loan Bank Stock                       1,799               -0-                  -0-                  1,799
Marketable Equity Securities                       1,130               -0-                 (187)                   943
                                                 -------             -----                -----                -------
                                                 $55,730             $ 164                $(295)               $55,599
                                                 =======             =====                =====                =======

Securities Held to Maturity:
   U.S. Government Agencies                      $ 1,550             $ -0-                $  (3)               $ 1,547
   State, County and Municipal                     1,509                 4                  (17)                 1,496
                                                 -------             -----                -----                -------
                                                 $ 3,059             $   4                $ (20)               $ 3,043
                                                 =======             =====                =====                =======

-------------------------------------

The amortized cost and fair value of investment securities as of March 31, 1998 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                        SECURITIES

                                                               AVAILABLE FOR SALE                   HELD TO MATURITY
                                                        AMORTIZED                FAIR            AMORTIZED       FAIR
                                                          COST                   VALUE              COST         VALUE
Due in One Year or Less                                  $ 8,989               $ 8,986              $1,815       $1,813
Due After One Year Through Five Years                     28,753                28,745                 810          810
Due After Five Years Through Ten Years                     4,250                 4,280                   0            0
Due After Ten Years                                            0                     0                 434          420
                                                         -------               -------              ------       ------
                                                          41,992                42,011               3,059        3,043

Federal Home Loan Bank Stock                               1,799                 1,799
The Banker's Bank Stock                                       50                    50
Marketable Equity Securities                               1,130                   943
Mortgage-Backed Securities                                10,759                10,796
                                                         -------               -------              ------       ------
                                                         $55,730               $55,599              $3,059       $3,043
                                                         =======               =======              ======       ======

Investment securities as of December 31, 1997 are summarized as follows:

                                                                   Gross               Gross
                                                 Amortized       Unrealized           Unrealized         Fair
                                                    Cost           Gains               Losses            Value
Securities Available for Sale:
U.S. Treasury                                    $  1,074          $     0            $      (3)        $ 1,071
U.S. Government Agencies
    Mortgage-Backed Securities                     10,866               60                  (62)         10,864
    Other                                          33,468               41                  (43)         33,466
State, County & Municipal                           5,328               85                   (5)          5,408
The Banker's Bank Stock                                50                0                                   50
Federal Home Loan Bank Stock                        1,870                0                                1,870
Marketable Equity Securities                        1,130                0                 (181)            949
                                                 --------           ------              -------         -------
                                                 $ 53,786           $  186              $  (294)        $53,678
                                                 ========           ======              =======         =======
Securities Held to Maturity:
U.S. Government and Agencies                     $  1,649           $    0              $    (5)        $ 1,644
State, County and Municipal                         1,588                1                  (20)          1,569
                                                 --------           ------              -------         -------
                                                 $  3,237           $    1              $   (25)        $ 3,213
                                                 ========           ======              =======         =======

Investment securities having a carrying value approximating $20,279 and $25,563 as of March 31, 1998 and December 31, 1997, respectively, were pledged to secure public deposits and for other purposes.

(4) LOANS
---------

The composition of loans as of March 31, 1998 and December 31, 1997 was as follows:

                                         March 31, 1998       December 31, 1997
                                         --------------       -----------------
Commercial, Financial and Agricultural        $  46,734               $  34,883
Real Estate - Construction                        1,128                   2,676
Real Estate - Farmland                           16,434                  21,898
Real Estate - Other                             123,396                 117,268
Installment Loans to Individuals                 40,724                  42,956
All Other Loans                                   8,965                  14,618
                                               --------                --------
                                               $237,381                $234,299
                                               ========                ========

Nonaccrual loans are loans for which principal and interest are doubtful of collection in accordance with original loan terms and for which accruals of interest have been discontinued due to payment delinquency. Nonaccrual loans totaled $6,290 and $5,774 as of March 31, 1998 and December 31, 1997, respectively. On March 31, 1998, the Company had 90 day past due loans with principal balances of $1,108 and restructured loans with principal balances of $48.

Colony Bankcorp, Inc. recognizes impaired loans as nonaccrual loans delinquent in excess of 120 days for which collateral values are insufficient to recover outstanding principal and interest under original loan terms. Impaired loan data as of March 31, 1998 and December 31, 1997 was as follows:

Total Investment in Impaired Loans                         $1,292

Less Allowance for Impaired Loan Losses                      (461)
                                                           ------
Net Investment, March 31, 1998 and December 31, 1997       $  831
                                                           ======


(5) ALLOWANCE FOR LOAN LOSSES
-----------------------------

Transactions in the allowance for loan losses are summarized below for three months ended March 31, 1998 and March 31, 1997 was as follows:

                                              March 31, 1998    March 31, 1997
                                              --------------    --------------
Balance, Beginning                                    $4,575            $4,434
   Provision Charged to Operating Expenses               279               285
   Loans Charged Off                                    (196)             (274)
   Loan Recoveries                                        85               124
                                                      ------            ------
Balance, Ending                                       $4,743            $4,569
                                                      ======            ======

(6) PREMISES AND EQUIPMENT
--------------------------

Premises and equipment are comprised of the following as of March 31, 1998 and December 31, 1997:

                                    March 31, 1998       December 31, 1997
                                    --------------       -----------------
Land                                       $ 1,306                  $ 1,306
Building                                     7,195                    6,717
Furniture, Fixtures and Equipment            6,227                    5,938
Leasehold Improvements                         180                      180
                                           -------                  -------
                                            14,908                   14,141
Accumulated Depreciation                    (5,215)                  (5,006)
                                           -------                  -------
                                           $ 9,693                  $ 9,135
                                           =======                  =======

Certain Company facilities and equipment are leased under various operating leases. Future minimum rental payments to be paid are as follows:

                  Year Ending
                  December 31              Amount
                  -----------             --------
                     1998                 $ 62,249
                     1999                   57,740
                     2000                   54,180
                     2001                   45,644
                     2002                    6,708
                                          --------
                                          $226,521
                                          ========

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

(8) DEPOSITS
------------

Components of interest-bearing deposits as of March 31, 1998 and December 31, 1997 are as follows:

                          March 31, 1998       December 31, 1997
                          --------------       -----------------
Interest-Bearing Demand         $ 53,266                $ 54,770
Savings                           12,314                  11,971
Time, $100,000 and Over           65,399                  61,198
Other Time                       142,428                 142,903
                                --------                --------
                                $273,407                $270,842
                                ========                ========

The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $100,000, was approximately $55,267 and $51,608 as of March 31, 1998 and December 31, 1997, respectively.

------------------------

As of March 31, 1998, the scheduled maturities of certificates of deposit are as follows:

                            Maturity                     Amount
                            --------                     ------
                        One Year and Under              $170,077
                        One to Three Years                26,536
                        Three Years and Over              11,214
                                                        --------
                                                        $207,827
                                                        ========

(9) OTHER BORROWED MONEY
------------------------

Other borrowed money at March 31, 1998 and December 31, 1997 is summarized as follows:

                                           March 31, 1998     December 31, 1997
                                           --------------     -----------------
        Federal Home Loan Bank Advances           $ 8,400               $ 9,800
        Debentures Payable                            534                   534
        AmSouth Note Payable                            0                   821
        First Port City Note Payable                  867                   963
        The Bankers Bank Note Payable                 914                   956
                                                  -------               -------
                                                  $10,715               $13,074
                                                  =======               =======

Advances from the Federal Home Loan Bank (FHLB) have maturities ranging from 1998 to 20008 and interest rates ranging from 5.35 percent to 6.98 percent. Of the balances outstanding at March 31, 1998, $1,000 is callable by the FHLB during 1999 and $3,000 is callable by the FHLB during 2003. Under the Blanket Agreement for Advances and Security Agreement with the FHLB, residential mortgage loans are pledged as collateral for the FHLB advances outstanding.

Debentures payable were issued November 28, 1984 for $4,360. The debentures are due in annual payments of $267 plus variable interest with the unpaid balance due November 1, 1999. Collateral for the outstanding debt consists of 100 percent of the common stock of Ashburn Bank. Effective interest rate at March 31, 1998 was 8.0 percent.

AmSouth note payable originated on December 20, 1994 for $1,445. Collateral consists of 100 percent of the common stock of The Bank of Fitzgerald and The Bank of Worth. This debt was paid out in February, 1998.

First Port City note payable was renewed on January 30, 1997 with additional funds added for an amount totaling $963. Annual principal payments of $96 are due with interest paid quarterly at The Wall Street Prime Rate Indicator. The debt is secured by commercial real estate in downtown Fitzgerald, which includes the parent company's facilities. Any unpaid balance is due January 29, 2000.

The Bankers Bank note payable originated on September 5, 1997 for $1,000 at a rate of The Wall Street Prime minus one half percent. Payments are due monthly with the entire unpaid balance due September 5, 2002. The debt is secured by all furniture, fixtures, machinery, equipment and software of Colony Managements Services, Inc. Colony Bankcorp, Inc. guarantees the debt.

The aggregate stated maturities of other borrowed money at March 31, 1998 are as follows:

             Year                            Amount
             1998                             $ 3,064
             1999                                 564
             2000                                 873
             2001                                 200
             2002 and Thereafter                6,014
                                              -------
                                              $10,715
                                              =======

(10) PROFIT SHARING PLAN
------------------------

The Company has a profit sharing plan that covers substantially all employees who meet certain age and service requirements. It is the Company's policy to make contributions to the plan as approved annually by the board of directors. The total provision for contributions to the plan was $295,452 for 1997.


(11) COMMITMENTS AND CONTINGENCIES
----------------------------------

In the normal course of business, certain commitments and contingencies are incurred which are not reflected in the consolidated financial statements. The Bank had commitments under standby letters of credit to U.S. addresses approximating $1,111 as of March 31, 1998 and $825 as of December 31, 1997. Unfulfilled loan commitments as of March 31, 1998 and December 31, 1997 approximated $41,741 and $30,197 respectively. No losses are anticipated as a result of commitments and contingencies.

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

(12) REGULATORY CAPITAL MATTERS
-------------------------------

The amount of dividends payable to the parent company from the subsidiary banks is limited by various banking regulatory agencies. The amount of cash dividends available from subsidiaries for payment in 1998 without prior approval from the banking regulatory agencies approximates $2,017. Upon approval by regulatory authorities, the banks may pay cash dividends to the parent company in excess of regulatory limitations.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The amounts and ratios as defined in regulations are presented hereafter. Management believes, as of March 31, 1998, the Company meets all capital adequacy requirements to which it is subject and is classified as well capitalized under the regulatory framework for prompt corrective action. In the opinion of management, there are no conditions or events since prior notification of capital adequacy from the regulators that have changed the institution's category.

-------------------------------------------

                                                                                              TO BE WELL CAPITALIZED
                                                                   FOR CAPITAL                UNDER PROMPT CORRECTIVE
                                           ACTUAL                ADEQUACY PURPOSES               ACTION PROVISIONS
                                       AMOUNT  RATIO           AMOUNT          RATIO           AMOUNT          RATIO
AS OF MARCH 31, 1998
Total Capital
     to Risk-Weighted Assets          $33,367  13.26%         $20,124          8.00%           $25,155         10.00%
Tier 1 Capital
     to Risk-Weighted Assets           30,203  12.01%          10,062          4.00%            15,093          6.00%
Tier 1 Capital
     to Average Assets                 30,203   8.91%          13,563          4.00%            16,954          5.00%

AS OF DECEMBER 31, 1997
Total Capital
     to Risk-Weighted Assets          $31,424  12.50%         $20,111          8.00%           $25,139         10.00%
Tier 1 Capital
     to Risk-Weighted Assets           28,265  11.25%          10,050          4.00%            15,075          6.00%
Tier 1 Capital
     to Average Assets                 28,265   8.44%          13,396          4.00%            16,745          5.00%

(13)  FINANCIAL INFORMATION OF COLONY BANKCORP, INC. (PARENT ONLY)
------------------------------------------------------------------

The parent company's balance sheets as of March 31, 1998 and December 31, 1997 and the related statements of income are as follows:

                      COLONY BANKCORP, INC. (PARENT ONLY)
                                BALANCE SHEETS
             FOR PERIOD ENDED MARCH 31, 1998 AND DECEMBER 31, 1997

ASSETS                                                          MARCH 31, 1998      DECEMBER 31, 1997
Cash                                                                     $   104                 $     9
Investments in Subsidiaries at Equity                                     30,661                  29,787
Other                                                                      1,485                   1,534
                                                                         -------                 -------
Total Assets                                                             $32,250                 $31,330
                                                                         =======                 =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Dividends Payable                                                   $   122              $      109
     Notes and Debentures Payable                                          1,400                   2,318
     Other                                                                    (5)                     82
                                                                         -------                 -------
                                                                           1,517                   2,509
Stockholders' Equity
     Common Stock, Par Value $10; 5,000,000 Shares
        Authorized, 2,217,513 and 2,173,263 Shares Issued
        and Outstanding as of March 31, 1998 and
        December 31, 1997, respectively                                  $22,175                 $21,733
     Paid-In Capital                                                       1,580                   1,137
     Retained Earnings                                                     7,128                   6,083
     Net Unrealized Loss on Securities Available for Sale, Net of Tax       (150)                   (132)
                                                                         -------                 -------

Total Stockholders' Equity                                                30,733                  28,821
                                                                         -------                 -------

Total Liabilities and Stockholders' Equity                               $32,250                 $31,330
                                                                         =======                 =======

-----------------------------------------------------------------------------

                      COLONY BANKCORP, INC. (PARENT ONLY)
                              STATEMENT OF INCOME
         FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997

                                                        March 31, 1998           March 31, 1997
INCOME
     Dividends from Subsidiaries                            $  375                    $  287
     Management Fees from Subsidiaries                          44                        81
     Other                                                      23                        10
                                                            ------                    ------
                                                            $  442                    $  378
EXPENSES
     Interest                                               $   37                    $   44
     Salaries and Benefits                                      73                        93
     Other                                                      96                        75
                                                            ------                    ------
                                                            $  206                    $  212
                                                            ------                    ------
INCOME BEFORE TAXES AND EQUITY IN UNDISTRIBUTED
     EARNINGS OF SUBSIDIARIES                                  236                       166
     Income Tax (Benefits)                                      38                        47
                                                            ------                    ------

INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS
     OF SUBSIDIARIES                                           274                       213
     Equity in Undistributed Earnings of Subsidiaries          893                       908
                                                            ------                    ------

Net Income                                                  $1,167                    $1,121
                                                            ======                    ======

                      COLONY BANKCORP, INC. (PARENT ONLY)
                           STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997

                                                                MARCH 31, 1998           MARCH 31, 1997
Cash Flows from Operating Activities
     Net Income                                                         $1,167                  $1,121
     Adjustments to Reconcile Net Income to Net
        Cash Provided from Operating Activities
          Depreciation and Amortization                                     17                      10
          Equity in Undistributed Earnings of Subsidiary                  (893)                   (908)
          Other                                                            (50)                    (72)
                                                                        ------                  ------
                                                                           241                     151
Cash Flows from Investing Activities
     Capital Infusion in Subsidiary                                          0                       0
     Purchase of Premises and Equipment                                     (4)                   (172)
                                                                        ------                  ------
                                                                            (4)                   (172)
Cash Flows from Financing Activities
     Dividends Paid                                                       (109)                   (109)
     Proceeds from Issuance of Common Stock                                885                       0
    Principal Payments on Notes and Debentures                            (918)                    (52)
    Proceeds from Notes and Debentures                                       0                     172
                                                                        ------                  ------
                                                                          (142)                     11
Increase (Decrease) in Cash and Cash Equivalents                            95                     (10)
Cash and Cash Equivalents, Beginning                                         9                      61
                                                                        ------                  ------
Cash and Cash Equivalents, Ending                                       $  104                  $   51
                                                                        ======                  ======

(14) COMMON STOCK SPLIT
-----------------------

On May 16, 1995, the board of directors approved a 100 percent stock split to be effected on July 1, 1995 in the form of a dividend to stockholders of record on June 30, 1995. On February 18, 1997 a 50 percent stock split effected on July 1, 1997 in the form of a dividend was approved by the board. Weighted average shares and per share data for all periods presented in the accompanying consolidated financial statements and related notes have been retroactively restated to reflect the additional shares outstanding resulting from the stock split.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION


LIQUIDITY AND CAPITAL RESOURCES

Liquidity represents the ability to provide adequate sources of funds for funding loan commitments and investment activities, as well as the ability to provide sufficient funds to cover deposit withdrawals, payment of debt and financing of operations. These funds are obtained by converting assets to cash (representing primarily proceeds from collections on loans and maturities of investment securities) or by attracting and obtaining new deposits. For the three months ended March 31, 1998, the Company was successful in meeting its liquidity needs by increasing deposits 0.77% to $300,463,000 from deposits of $298,162,000 on December 31, 1997 and by reducing Federal Funds 8.10% to $23,470,000 from $25,540,000 on December 31, 1997. Should the need arise, the Company also maintains relationships with several correspondent banks that can provide funds on short notice.

The Company's liquidity position remained acceptable for the three months ended March 31, 1998. Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, funds sold and investments securities) represented 30.57% of average deposits for three months ended March 31, 1998 as compared to 32.68% of average deposits for three months ended March 31, 1997 and 29.73% for calendar year 1997. Average loans represented 79.43% of average deposits for three months ended March 31, 1998 as compared to 74.92% for three months ended March 31, 1997 and 80.00% for calendar year 1997. Average interest-bearing deposits were 85.13% of average earning assets for three months ended March 31, 1998 as compared to 86.89% for three months ended March 31, 1997 and 84.92% for calendar year 1997.

The Company satisfies most of its capital requirements through retained earnings. During the first three months of 1998, retained earnings provided $1,045,000 of increase in equity. Additionally, equity capital decreased by $18,000 during the first three months of 1998 as a result of changes in unrealized losses on securities available-for-sale, net of taxes. Additionally, the Company realized $885,000 in proceeds from the sale of common stock through a public offering that was completed during the first quarter. Thus, total equity increased by a net amount of $1,912,000 for the three month period ended March 31, 1998. This compares to growth in equity of $1,012,000 from retained earnings and $221,000 decrease resulting from changes in unrealized losses on securities, or total equity increase of $791,000 for the three month period ended March 31, 1997. Total equity increased by a net amount of $3,230,000 in 1997.

At March 31, 1998, total capital of Colony amounted to approximately $30,733,000. At March 31, 1998, there was an outstanding commitment for capital expenditures of approximately $1,000,000 for construction and furnishings for two branch offices to be located in Douglas and Leesburg, Georgia.

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

Using the capital requirements presently in effect, the Tier 1 ratio at March 31, 1998 was 12.01% and total Tier 1 and 2 risk-based capital was 13.26%. Both of these measures compare favorably with the regulatory minimums of 4% for Tier 1 and 8% for total risk-based capital. The Company's leverage ratio at March 31, 1998 was 8.91% which exceeds the required leverage ratio standard of 4%.

For the first quarter of 1998, the Company paid quarterly dividends of $0.055 per share. The dividend payout ratio, defined as dividends per share divided by net income per share, was 10.38% for three months ended March 31, 1998 as compared to $0.05 quarterly dividends for the three months ended March 31, 1997 and a dividend payout ratio of 9.62%.

At March 31, 1998, management was not aware of any recommendations by regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources or operations. However, it is possible that examinations by regulatory authorities in the future could precipitate additional loan charge-offs which could materially impact the Company's liquidity, capital resources and operations.

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

NET INCOME
----------

Net income for the three months ended March 31, 1998 was $1,167,000 as compared to $1,121,000 for the three months ended March 31, 1997, or an increase of 4.10%. First quarter 1998 earnings were relatively stable compared to first quarter 1997.

NET INTEREST MARGIN
-------------------

The net interest margin decreased by 15 basis points to 4.87% in first quarter 1998 as compared to 5.02% in first quarter 1997. This decrease in our net interest margin was offset by an increase in average earnings assets as the net interest income increased by 3.95% to $3,791,000 in first quarter 1998 from $3,647,000 for the same period in 1997. Average earning assets increased to $316,121,000 in first quarter 1998 from $293,697,000 in first quarter 1997.
Average loans increased by $24,742,000 or 11.72%, average investment securities decreased by $8,508,000 or 14.94%, average Federal funds increased by $5,268,000 or 32.67% and average interest bearing deposits in other banks increased by $922,000 or 95.05%, resulting in a net increase in average earning assets of $22,424,000.

The net increase in average earning assets was funded by a net increase in average deposits of 5.38% to $297,006,000 for first quarter 1998 from $281,835,000 for first quarter 1997. Average interest-bearing deposits increased by 5.52% to $269,183,000 at March 31, 1998 compared to $255,105,000 at March 31,
1997, while average noninterest-bearing deposits represented 9.49% of average total deposits at March 31, 1998 compared to 9.45% at March 31, 1997 and 9.46% for calendar year 1997.

Interest expense increased for the three months ended March 31, 1998 by $381,000 compared to the same period in 1997. The increase is primarily attributable to the increase in average interest-bearing deposits to $269,183,000 at March 31, 1998 compared to $255,105,00 at March 31, 1997. The combination of the increased average earnings assets, increased average interest-bearing deposits and decreased net interest margin resulted in an increase of net interest income of $144,000 for the three months ended March 31, 1998 compared to the same period in 1997.

PROVISION FOR LOAN LOSSES
-------------------------

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due and other loans that management believes requires attention.

The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at a level management had determined to be adequate. The provision for loan losses was $279,000 for the three months ended March 31, 1998 as compared to $285,000 for the three months ended March 31, 1997, representing a decrease in the provision of $6,000 or 2.10%. The decrease in the provision for loan losses during the first quarter of 1998 was attributable to a leveling off of problem loans and an adequate build-up in the loan loss reserve for any future losses. Net loan charge-offs represented 40.14% of the provision for loan losses in the first quarter 1998 as compared to 52.63% in the first quarter of 1997. Net loan charge-offs for the three months ended March 31, 1998 were 0.05% of average loans, down from 0.07% for the same period last year, reflecting the continuing emphasis by management on high credit quality and credit management. At March 31, 1998 the allowance for loan losses was 2.00% to total loans outstanding as compared to an allowance for loan losses of 2.09% at March 31, 1997 and 1.95% at December 31, 1997. The allowance for loan losses of 2.00% of total loans provided coverage of 63.80% of nonperforming loans and 57.32% of nonperforming assets, compared to 66.62% and 54.82% in the first quarter of 1997, respectively. The determination of the reserve rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management considers the March 31, 1998 allowance for loan losses adequate to cover potential losses in the loan portfolio.

NONINTEREST INCOME
------------------

Noninterest income consists primarily of service charges on deposit accounts. Service charges on deposit accounts amounted to $477,000 in first quarter 1998 as compared to $455,000 in first quarter 1997, or an increase of 4.84%. All other noninterest income decreased by $69,000 to $170,000 for first quarter 1998 from $239,000 for first quarter, 1997. There were no significant variances in other noninterest income for the two periods.

NONINTEREST EXPENSE
-------------------

Noninterest expense increased by 1.08% to $2,443,000 in three months ended March 31, 1998 from $2,417,000 for the same period in 1997. Salaries and benefits were flat as the three months ended March 31, 1998 amounted to $1,262,00 compared to $1,266,000 for the same period in 1997. Due to an additional facility and furnishings, occupancy expenses increased by 18.69% to $400,000 for first quarter 1998 compared to $337,000 for first quarter 1997. All other noninterest expenses decreased by $33,000 to $781,000 for first quarter 1998 from $814,000 for first quarter 1997. There were no significant variances in other noninterest expense for the two periods.

INCOME TAX EXPENSE
------------------

Income before taxes increased by $77,000 to $1,716,000 in first quarter 1998 from $1,639,000 in first quarter 1997. The increase for the three months ended March 31, 1998 is primarily attributable to the increased net interest income. Income taxes as a percentage of income before taxes increased by 1.23% to 31.99% in first quarter 1998 as compared to 31.60% in first quarter 1997 due to increased net interest income. Income tax expense increased 5.98% to $549,000 for first quarter 1998 as compared to $518,000 in first quarter 1997.

FUTURE OUTLOOK
--------------

Colony is an emerging company operating in an industry filled with non-regulated competitors and a rapid pace of consolidation. 1998 brings with it new opportunities for growth in our existing markets, as well as opportunities to expand into new markets through bank acquisitions and branching. Colony has targeted new branches in three growth markets in South Georgia for 1998. These new branches will be located in Douglas, Tifton and Leesburg.

Colony Management Services, Inc. has invested over $1,000,000 in computer up-grades and software enhancements in a major cost containment initiative. Not only will this reduce overhead through back-office consolidation, but it also will allow us to better serve our customers through improved customer data resources and state-of-the art technological services.

YEAR 2000 COMPLIANCE
--------------------

The Company has developed preliminary plans to address the possible exposure related to the impact on its financial, informational and operational systems of the Year 2000. The Company recently underwent a major computer conversion, which has been tested and assured to be Year 2000 compliant. Other equipment has been identified and vendors are being contracted. The Company's subsidiary, Colony Management Services, Inc., is responsible for coordinating efforts of all bank subsidiaries in any follow up procedures necessary. While there may be some expenses incurred during the next two years, it is not expected to have a material effect on the Company's consolidated financial statements.

LIQUIDITY
---------

The Company's goals with respect to liquidity are to ensure that sufficient funds are available to meet current operating requirements, to provide reserves against unforeseen liquidity requirements. Management continuously reviews the Company's liquidity position, which is maintained on a basis consistent with established internal guidelines and the tests and reviews of the various regulatory authorities. The Company's primary liquidity sources at March 31, 1998 included cash, due from banks, federal funds and short-term investment securities. The Company also has the ability, on a short-term basis, to borrow funds from the Federal Reserve System and to invest in federal funds sold from other financial institutions. The mix of asset maturities contributes to the company's overall liquidity position.

CERTAIN TRANSACTIONS
--------------------

In the normal course of business, officers and directors of the Banks, and certain business organizations and individuals associated with them, maintain a variety of banking relationships with the bank. Transactions with senior officers and directors are made on terms comparable to those available to other bank customers.

                                   BUSINESS


GENERAL
-------

The Company was organized in 1983 as a bank holding company through the merger of The Bank of Fitzgerald with a subsidiary of the Company. Since that time, The Bank of Fitzgerald, which was formed by principals of Colony Bankcorp, Inc. in 1976, has operated as a wholly-owned subsidiary of the Company. In April 1984, Colony Bankcorp, Inc. acquired Community Bank of Wilcox, and in November 1984, Ashburn Bank became a wholly-owned subsidiary of Colony Bankcorp, Inc. Colony Bankcorp, Inc. continued its growth with the acquisition of The Bank of Dodge County in September 1985. In August 1991, Colony Bankcorp, Inc. acquired The Bank of Worth. In November 1996, Colony Bankcorp, Inc. acquired Colony Bank Southeast and in November, 1996 formed a non-bank subsidiary, Colony Management Services, Inc.

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

On April 2, 1998, the Company was listed on Nasdaq National Market. The Company's common stock trades on the Nasdaq Stock Market under the symbol "CBAN." The company presently has 930 shareholders of record as of March 31, 1998. "The Nasdaq Stock Market" or "Nasdaq" is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting and order execution systems. This market also provides specialized automation services for screen-based negotiations of transactions, on-line comparison of transactions, and a range of informational services tailored to the needs of the securities industry, investors and issuers. The Nasdaq Stock Market is operated by The Nasdaq Stock Market, Inc., a wholly-owned subsidiary of the National Association of Securities Dealers, Inc.

                          PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

A. Exhibits - None

B. There have been no reports filed on Form 8-K for the quarter ended March 31, 1998.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COLONY BANKCORP, INC.


May 8, 1998                       /s/ James D. Minix
-------------------               ---------------------------------------------
DATE                              James D. Minix, President and
                                  Chief Executive Officer


                                  /s/ Terry L. Hester
                                  ---------------------------------------------
                                  Terry L. Hester, Executive Vice President and Chief Financial Officer