Form 10-Q
period 1998-06-30
COLONY BANKCORP INC
filed 1998-08-12
CIK 711669

                      SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q

         QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


FOR QUARTER ENDED JUNE 30, 1998        COMMISSION FILE NUMBER 0-12436


                             COLONY BANKCORP, INC.
                             --------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          GEORGIA                                        58-1492391
          -------                                        ----------
(STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER)
INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NUMBER


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

YES    X  NO


INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE CLOSE OF THE PERIOD COVERED BY THIS REPORT.


          CLASS                                    OUTSTANDING AT JUNE 30, 1998
          -----                                    ----------------------------
COMMON STOCK, $10 PAR VALUE                                   2,217,513

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE FOLLOWING FINANCIAL STATEMENTS ARE PROVIDED FOR COLONY BANKCORP, INC. AND
SUBSIDIARIES: THE BANK OF FITZGERALD, ASHBURN BANK, COMMUNITY BANK OF WILCOX, THE BANK OF DODGE COUNTY, THE BANK OF WORTH, COLONY BANK SOUTHEAST AND COLONY MANAGEMENT SERVICES, INC.

      A.  CONSOLIDATED BALANCE SHEETS  JUNE 30, 1998 AND DECEMBER 31, 1997.

      B. CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997 AND FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997.

      C. CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997.

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN EXAMINED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1998 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

                     COLONY BANKCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1998 AND DECEMBER 31, 1997
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

ASSETS                                                         JUNE 30, 1998         DECEMBER 31, 1997
                                                               -------------        ------------------

Cash and Balances Due from Depository
     Institutions (Note 2)                                          $ 11,028                  $ 11,764
Federal Funds Sold                                                    14,875                    25,540
Investment Securities (Aggregate Fair Value of
     $64,075 and $56,891 Respectively) (Note 3)                       64,092                    56,916
Loans (Notes 4 and 5)                                                247,497                   234,299
Allowance for Loan Losses                                             -4,821                    -4,575
Unearned Interest and Fees                                                -7                       -11
                                                                    --------                  --------
          Total Loans                                                242,669                   229,713

Premises and Equipment (Note 6)                                       10,464                     9,135
Other Real Estate                                                        845                     1,311
Other Assets                                                           7,891                     8,568
                                                                    --------                  --------

          Total Assets                                              $351,864                  $342,947
                                                                    ========                  ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
     Noninterest-Bearing                                            $ 28,177                  $ 27,320
     Interest-Bearing (Note 8)                                       274,473                   270,842
                                                                    --------                  --------
          Total Deposits                                             302,650                   298,162

Borrowed Money:
     Federal Funds Purchased                                               0                         0
     Other Borrowed Money (Note 9)                                    15,073                    13,074
                                                                    --------                  --------
          Total Borrowed Money                                        15,073                    13,074

Other Liabilities                                                      2,573                     2,890

Commitments and Contingencies (Note 11)

Stockholders' Equity:
     Common Stock, Par Value $10 a Share; Authorized
     5,000,000 shares, Issued 2,217,513 and 2,173,263
     Shares as of June 30, 1998 and December 31, 1997
     Respectively                                                     22,175                    21,733
Paid-In Capital                                                        1,580                     1,137
Retained Earnings                                                      7,970                     6,083
Net Unrealized Loss on Securities Available for Sale,
     Net of Tax Liability of $16 in 1998 and $25 in                     -157                      -132
      1997                                                          --------                  --------
          Total Stockholders' Equity                                  31,568                    28,821
                                                                    --------                  --------

          Total Liabilities and Stockholders' Equity                $351,864                  $342,947
                                                                    ========                  ========

The accompanying notes are an integral part of these balance sheets.

                     COLONY BANKCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                   THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                  AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                  THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                               6/30/98            6/30/97             6/30/98           6/30/97
                                                            ----------         ----------          ----------        ----------
Interest Income:
     Loans, including fees                                  $    6,312         $    5,990          $   12,595        $   11,716
     Federal Funds Sold                                            247                174                 542               387
     Deposits with Other Banks                                      27                 12                  55                26
     Investment Securities:
     U.S. Treasury & Federal Agencies                              792                852               1,515             1,731
     State, County and Municipal                                    94                 75                 176               151
     Other Investments                                              47                 20                  98                49
                                                            ----------         ----------          ----------        ----------
          Total Interest Income                                  7,519              7,123              14,981            14,060
                                                            ----------         ----------          ----------        ----------

Interest Expense:
     Deposits                                                    3,597              3,262               7,074             6,455
     Federal Funds Purchased                                         2                 17                   2                22
     Other Borrowed Money                                          204                129                 398               221
                                                            ----------         ----------          ----------        ----------
          Total Interest Expense                                 3,803              3,408               7,474             6,698

Net Interest Income                                              3,716              3,715               7,507             7,362
Provision for Loan Losses                                          231                468                 510               753
                                                            ----------         ----------          ----------        ----------
Net Interest Income After Provision                              3,485              3,247               6,997             6,609
                                                            ----------         ----------          ----------        ----------

Noninterest Income:
     Service Charge on Deposits                                    521                454                 998               909
     Other Service Charges, Commissions & Fees                      93                 88                 210               223
     Security Gains, net                                             0                  2                   2                 9
     Other Income                                                   31                116                  82               213
                                                            ----------         ----------          ----------        ----------
          Total Noninterest Income                                 645                660               1,292             1,354
                                                            ----------         ----------          ----------        ----------

Noninterest Expense:
     Salaries and Employee Benefits                              1,462              1,480               2,724             2,746
     Occupancy and Equipment                                       419                350                 819               687
     Other Operating Expenses                                      844                757               1,625             1,571
                                                            ----------         ----------          ----------        ----------
          Total Noninterest Expense                              2,725              2,587               5,168             5,004
                                                            ----------         ----------          ----------        ----------

Income Before Income Taxes                                       1,405              1,320               3,121             2,959
Income Taxes                                                       441                402                 990               920
                                                            ----------         ----------          ----------        ----------
Net Income                                                  $      964         $      918          $    2,131        $    2,039
                                                            ==========         ==========          ==========        ==========
Net Income Per Share of Common Stock*
     Basic                                                       $0.43              $0.42               $0.96             $0.94
                                                            ==========         ==========          ==========        ==========
     Diluted                                                     $0.43              $0.42               $0.96             $0.94
                                                            ==========         ==========          ==========        ==========

Weighted Average Shares Outstanding*                         2,217,663          2,173,263           2,208,880         2,173,263
                                                            ==========         ==========          ==========        ==========

*All per share data has been adjusted to reflect a 3-for-2 stock split effected as a 50% stock dividend on July 1, 1997

The accompanying notes are an integral part of these statements.

                     COLONY BANKCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                          1998                        1997
                                                                                       ----------                 ------------
CASH FLOW FROM OPERATING ACTIVITIES

Net Income (loss)                                                                      $   2,131                  $   2,039
Adjustments to reconcile net income to net cash provided
     by operating activities:
     (Gain) loss on sale of investment securities                                             -2                         -9
Depreciation                                                                                 459                        348
Provision for loan losses                                                                    510                        753
Amortization of excess costs                                                                  24                         26
Other prepaids, deferrals and accruals, net                                                  422                        471
                                                                                       ---------                  ---------
          Total Adjustments                                                            $   1,413                  $   1,589
                                                                                       ---------                  ---------
          Net cash provided by operating activities                                    $   3,544                  $   3,628
                                                                                       ---------                  ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of securities available for sale                                              -$38,869                    -$8,565
Proceeds from sales of securities available for sale                                         849                      2,998
Proceeds from maturities, calls, and paydowns of
     investment securities:
          Available for Sale                                                              29,811                      7,491
          Held to Maturity                                                                 1,064                        191
Decrease (Increase) in interest-bearing deposits in banks                                    358                        297
(Increase) in loans                                                                      -13,202                    -25,939
Purchase of premises and equipment                                                        -1,740                     -1,220
                                                                                       ---------                  ---------
          Net cash (used in) investing activities                                       -$21,729                   -$24,747
                                                                                       ---------                  ---------

CASH FLOW FROM FINANCING ACTIVITIES

Net (decrease) increase in deposits                                                    $   4,488                  $      88
Proceeds from issuance of common stock                                                       885                          0
Federal funds purchased                                                                        0                       -160
Dividends paid                                                                              -231                       -217
Net (decrease) increase in other borrowed money                                            1,999                      9,512
                                                                                       ---------                  ---------
          Net cash provided by financing activities                                    $   7,141                  $   9,223
                                                                                       ---------                  ---------

Net increase (decrease) in cash and cash equivalents                                     -11,044                    -11,896
Cash and cash equivalents at beginning of period                                          36,290                     35,293
                                                                                       ---------                  ---------
Cash and cash equivalents at end of period                                             $  25,246                  $  23,397

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     COLONY BANKCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---  ------------------------------------------

BASIS OF PRESENTATION

Colony Bankcorp, Inc. is a multi-bank holding company located in Fitzgerald, Georgia. The consolidated financial statements include the accounts of Colony Bankcorp, Inc. and its wholly-owned subsidiaries, The Bank of Fitzgerald, Fitzgerald, Georgia; Ashburn Bank, Ashburn, Georgia; Bank of Worth, Sylvester, Georgia; The Bank of Dodge County, Eastman, Georgia; Community Bank of Wilcox, Pitts, Georgia; Colony Bank Southeast (formerly Broxton State Bank), Broxton, Georgia; and Colony Management Services, Inc., Fitzgerald, Georgia (the Banks). All significant intercompany accounts have been eliminated in consolidation. The accounting and reporting policies of Colony Bankcorp, Inc. conform to generally accepted accounting principles and practices utilized in the commercial banking industry.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans and the valuation of deferred tax assets.

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

Securities available for sale are measured at fair value with unrealized gains and losses reported net of deferred taxes as a separate component of stockholders' equity. Fair value represents an approximation of realizable value as of June 30, 1998 and December 31, 1997. Realized and unrealized gains and losses are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

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

Colony Bankcorp, Inc.'s loans consist of commercial, financial and agricultural loans, real estate mortgage loans and consumer loans primarily to individual's and entities located throughout central and south Georgia. Accordingly, the ultimate collectability of the loans is largely dependent upon economic conditions in the central and south Georgia area.

---  ------------------------------------------------------

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

An allowance for loan losses is maintained for all impaired loans. Provisions are made for impaired loans upon changes in expected future cash flows or estimated net realizable value of collateral. When determination is made that impaired loans are wholly or partially uncollectible, the uncollectible portion is charged-off.

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

PREMISES AND EQUIPMENT

Premises and equipment are recorded at acquisition cost net of accumulate depreciation.

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

(2)  CASH AND BALANCES DUE FROM DEPOSITORY INSTITUTIONS
---  --------------------------------------------------

Components of cash and balances due from depository institutions at June 30, 1998 and December 31, 1997 are as follows:

                                                 June 30, 1998  December 31, 1997
                                                 -------------  -----------------
Cash on Hand and Cash Items                            $ 3,161            $ 3,211
Noninterest-Bearing Deposits with Other Banks            7,210              7,538
Interest-Bearing Deposits with Other Banks                 657              1,015
                                                       -------            -------
                                                       $11,028            $11,764
                                                       =======            =======

(3)  INVESTMENT SECURITIES
---  ---------------------

Investment securities as of June 30, 1998 are summarized as follows:

                                                                     Gross                Gross
                                              Amortized         Unrealized           Unrealized               Fair
                                                   Cost              Gains               Losses              Value
Securities Available for Sale:
     U.S. Treasury                             $ 1,104               $  0                   -$3            $ 1,101
U.S. Government Agencies:
     Mortgage-Backed                             9,380                 53                   -35              9,398
     Other                                      41,277                 24                   -69             41,232
State, County & Municipal                        7,004                 79                    -2              7,081
The Banker's Bank Stock                             50                  0                     0                 50
Federal Home Loan Bank Stock                     2,094                  0                     0              2,094
Marketable Equity Securities                     1,130                  0                  -188                942
                                               -------               ----                 -----            -------
                                               $62,039               $156                 -$297            $61,898
                                               =======               ====                 =====            =======

Securities Held to Maturity:
     U.S. Government Agencies                  $   800               $  0                   -$1            $   799
     State, County and Municipal                 1,394                  2                   -18              1,378
                                               -------               ----                 -----            -------
                                               $ 2,194               $  2                  -$19            $ 2,177
                                               =======               ====                 =====            =======

The amortized cost and fair value of investment securities as of June 30, 1998 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issues have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                Securities
                                                              Available for Sale                     Held to Maturity
                                                      Amortized Cost        Fair Value       Amortized  Cost       Fair Value

Due in One Year or Less                                     $ 8,492           $ 8,488                $  965           $  964
Due After One Year Through Five Years                        38,544            38,551                   810              810
Due After Five Years Through Ten Years                        2,349             2,375                     0                0
Due After Ten Years                                               0                 0                   419              403
                                                            -------           -------                ------           ------
                                                             49,385            49,414                 2,194            2,177

Federal Home Loan Bank Stock                                  2,094             2,094                     0                0
The Banker's Bank Stock                                          50                50                     0                0
Marketable Equity Securities                                  1,130               942                     0                0
Mortgage-Backed Securities                                    9,380             9,398                     0                0
                                                            -------           -------                 -----           ------
                                                            $62,039           $61,898                 $2194           $2,177
                                                            =======           =======                 =====           ======

--- ---------------------------------

Investment securities as of December 31, 1997 are summarized as follows:

                                                                              Gross                 Gross
                                                       Amortized         Unrealized            Unrealized               Fair
                                                            Cost              Gains                Losses              Value
Securities Available for Sale:
     U.S. Treasury                                       $ 1,074               $  0                   -$3            $ 1,071
U.S. Government Agencies:
     Mortgage-Backed                                      10,866                 60                   -62             10,864
     Other                                                33,468                 41                   -43             33,466
State, County & Municipal                                  5,328                 85                    -5              5,408
The Banker's Bank Stock                                       50                  0                     0                 50
Federal Home Loan Bank Stock                               1,870                  0                     0              1,870
Marketable Equity Securities                               1,130                  0                  -188                949
                                                         -------               ----                 -----            -------
                                                         $53,786               $186                 -$294            $53,678
                                                         =======               ====                 =====            =======

Securities Held to Maturity:
     U.S. Government Agencies                            $ 1,649               $  0                   -$5            $ 1,644
     State, County and Municipal                           1,588                  1                   -20              1,569
                                                         -------               ----                 -----            -------
                                                         $ 3,237               $  1                  -$25            $ 3,213
                                                         =======               ====                 =====            =======

Investment securities having a carry value approximating $24,951 and $25,563 as of June 30, 1998 and December 31, 1997, respectively, were pledged to secure public deposits and for other purposes.

(4)    LOANS
-----  -----

The composition of loans as of June 30, 1998 and December 31, 1997 was as follows:

                                                        June 30, 1998            December 31, 1997
                                                        -------------            -----------------

Commercial, Financial and Agricultural                       $ 52,464                    $ 34,883
Real Estate  Construction                                       1,268                       2,676
Real Estate  Farmland                                          17,945                      21,898
Real Estate  Other                                            125,676                     117,268
Installment Loans to Individuals                               42,321                      42,956
All Other Loans                                                 7,823                      14,618
                                                             --------                    --------
                                                             $247,497                    $234,299
                                                             ========                    ========

Nonaccrual loans are loans for which principal and interest are doubtful of collection in accordance with original loan terms and for which accruals of interest have been discontinued due to payment delinquency. Nonaccrual loans totaled $6,838 and $5,774 as of June 30, 1998 and December 31, 1997, respectively. On June 30, 1998, the Company had 90 day past due loans with principal balances of $1,346 and restructured loans with principal balances of $31.

Colony Bankcorp, Inc. recognizes impaired loans as nonaccrual loans delinquent in excess of 120 days for which collateral values are insufficient to recover outstanding principal and interest under original loan terms. Impaired loan data as of June 30, 1998 and December 31, 1997 was as follows:

Total Investment in Impaired Loans                                        $1,292

Less Allowance for Impaired Loan Losses                                     -461
                                                                          ------

Net Investment, June 30, 1998 and December 31, 1997                       $  831
                                                                          ======

(5)    ALLOWANCE FOR LOAN LOSSES
---    -------------------------

Transactions in the allowance for loan losses are summarized below for six months ended June 30, 1998 and June 30, 1997 was as follows:

                                                        June 30, 1998        June 30, 1997
                                                        -------------        -------------
Balance, Beginning                                             $4,575               $4,434
     Provision Charged to Operating Expenses                      510                  753
     Loans Charged Off                                           -507                 -718
     Loan Recoveries                                              243                  211
                                                               ------               ------
Balance, Ending                                                $4,821               $4,682

(6)    PREMISES AND EQUIPMENT
-----  ----------------------

Premises and equipment are comprised of the following as of June 30, 1998 and December 31, 1997:

                                                           June 30, 1998           December 31, 1997
                                                           -------------         -------------------
Land                                                             $ 1,326                    $ 1,306
Building                                                           7,860                      6,717
Furniture, Fixtures and Equipment                                  6,394                      5,938
Leasehold Improvements                                               302                        180
                                                                 -------                    -------
                                                                  15,882                     14,141
Accumulated Depreciation                                          -5,418                     -5,006
                                                                 -------                    -------
                                                                 $10,464                    $ 9,135
                                                                 =======                    =======

Certain Company facilities and equipment are leased under various operating leases. Future minimum rental payments to be paid are as follows:

         Year Ending
         December 31                     Amount
         -----------                    --------
             1998                       $ 62,249
             1999                         57,740
             2000                         54,180
             2001                         45,644
             2002                          6,708
                                        --------
                                        $226,521
                                        ========


(7)  INCOME TAXES
---  ------------

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

(8) DEPOSITS
------------
Components of interest-bearing deposits as of June 30, 1998 and December 31, 1997 are as follows:

                                              June 30, 1998          December 31, 1997
                                              -------------          -----------------
Interest-Bearing Demand                            $ 48,855                  $ 54,770
Savings                                              12,537                    11,971
Time, $100,000 and Over                              70,517                    61,198
Other Time                                          142,564                   142,903
                                                   --------                  --------
                                                   $274,473                  $270,842
                                                   ========                  ========


The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $100,000, was approximately $59,195 and $51,608 as of June 30, 1998 and December 31, 1997, respectively.

As of June 30, 1998, the scheduled maturities of time deposits are as follows:

  Maturity                   Amount
  --------                 --------
  One Year and Under      $172,829
  One to Three Years        27,045
  Three Years and Over      13,207
                          --------
                          $213,081
                          ========


(9)  OTHER BORROWED MONEY
---  --------------------

Other borrowed money at June 30, 1998 and December 31, 1997 is summarized as follows:

                                                   June 30, 1998         December 31, 1997
                                                   -------------         -----------------
Federal Home Loan Bank Advances                          $12,800                   $ 9,800
Debentures Payable                                           534                       534
AmSouth Note Payable                                           0                       821
First Port City Note Payable                                 867                       963
The Bankers Bank Note Payable                                872                       956
                                                         -------                   -------
                                                         $15,073                   $13,074
                                                         =======                   =======

Advances from the Federal Home Loan Bank (FHLB) have maturities ranging from 1998 to 2008 and interest rates ranging from 5.00 percent to 6.98 percent. Under the Blanket Agreement for Advances and Security Agreement with the FHLB, residential mortgage loans are pledged as collateral for the FHLB advances outstanding.

Debentures payable were issued November 28, 1984 for $4,360. The debentures are due in annual payments of $267 plus variable interest with the unpaid balance due November 1, 1999. Collateral for the outstanding debt consists of 100 percent of the common stock of Ashburn Bank. Effective interest rate as June 30, 1998 was 8.0 percent.

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

------------------------------------

The Bankers Bank note payable originated on September 5, 1997 for $1,000 at a rate of The Wall Street Prime minus one half percent. Payments are due monthly with the entire unpaid balance due September 5, 2002. The debt is secured by all furniture, fixtures, machinery, equipment and software of Colony Management Services, Inc. Colony Bankcorp, Inc. guarantees the debt.

The aggregate stated maturities of other borrowed money at June 30, 1998 are as follows:

Year                                                Amount
----                                                ------
1998                                              $ 1,367
1999                                                  564
2000                                                  971
2001                                                2,000
2002 and Thereafter                                10,171
                                                  -------
                                                  $15,073
                                                  =======

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


(11) COMMITMENTS AND CONTINGENCIES
----------------------------------

In the normal course of business, certain commitments and contingencies are incurred which are not reflected in the consolidated financial statements. The Bank had commitments under standby letters of credit to U.S. addresses approximating $1,130 as of June 30, 1998 and $825 as of December 31, 1997. Unfulfilled loan commitments as of June 30, 1998 and December 31, 1997 approximated $37,812 and $30,197 respectively. No losses are anticipated as a result of commitments and contingencies.

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

The nature of the business of the Banks is such that it ordinarily results in a certain amount of litigation. In the opinion of management and counsel for the company and the Banks, there is no litigation in which the outcome will have a material effect on the consolidated financial statement.

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

The Company is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and, possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The amounts and ratios as defined in regulations are presented hereafter.
Management believes, as of June 30, 1998, the Company meets all capital adequacy requirements to which it is subject and is classified as well capitalized under the regulatory framework for prompt corrective action. In the opinion of management, there are no conditions or events since prior notification of capital adequacy from the regulators that have changed the institution's category.

                                                                           To Be Well Capitalized
                                                         For Capital      Under Prompt Corrective
                                         Actual       Adequacy Purposes      Action Provisions

                                     Amount   Ratio    Amount     Ratio      Amount       Ratio
AS OF JUNE 30, 1998

Total Capital
     to Risk-Weighted Assets         $34,355  13.09%    $20,994    8.00%       $26,243      10.00%
Tier 1 Capital
     to Risk-Weighted Assets          31,056  11.83%     10,497    4.00%        15,746       6.00%
Tier 1 Capital
     to Average Assets                31,056   8.96%     13,860    4.00%        17,326       5.00%

AS OF DECEMBER 31, 1997

Total Capital
     to Risk-Weighted Assets         $31,424  12.50%    $20,111    8.00%       $25,139      10.00%
Tier 1 Capital
     to Risk-Weighted Assets          28,265  11.25%     10,050    4.00%        15,075       6.00%
Tier 1 Capital
     to Average Assets                28,265   8.44%     13,396    4.00%        16,745       5.00%

(13) FINANCIAL INFORMATION OF COLONY BANKCORP, INC. (PARENT ONLY)
-----------------------------------------------------------------

The parent company's balance sheets as of June 30, 1998 and December 31, 1997 and the related statements of income are as follows:

                      COLONY BANKCORP, INC. (PARENT ONLY)
                                 BALANCE SHEETS
              FOR PERIOD ENDED JUNE 30, 1998 AND DECEMBER 31, 1997

ASSETS                                                                      JUNE 30, 1998               DECEMBER 31, 1997
                                                                            -------------               -----------------
Cash                                                                              $   297                         $     9
Investments in Subsidiaries at Equity                                              31,358                          29,787
Other                                                                               1,511                           1,534
                                                                                  -------                         -------
          Totals Assets                                                           $33,166                         $31,330
                                                                                  =======                         =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Dividends Payable                                                            $   122                         $   109
     Notes and Debentures Payable                                                   1,401                           2,318
     Other                                                                             75                              82
                                                                                  -------                         -------
Stockholders' Equity                                                                1,598                           2,509
     Common Stock, Par Value $10; 5,000,000 Shares
     Authorized, 2,217,513 and 2,173,263 Shares Issued
     and Outstanding as of June 30, 1998 and
     December 31, 1997, respectively                                              $22,175                         $21,733
Paid-In Capital                                                                     1,580                           1,137
Retained Earnings                                                                   7,970                           6,083
Net Unrealized Loss on Securities Available for Sale, Net of Tax                     -157                            -132
                                                                                  -------                         -------
          Total Stockholders' Equity                                               31,568                          28,821
                                                                                  -------                         -------
          Total Liabilities and Stockholders' Equity                              $33,166                         $31,330
                                                                                  =======                         =======

                      COLONY BANKCORP, INC. (PARENT ONLY)
                              STATEMENT OF INCOME
            FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

                                                                                        JUNE 30, 1998        JUNE 30, 1997
                                                                                        -------------        -------------
Income                                                                                           $750               $ 573
     Dividends from Subsidiaries                                                                   88                 144
     Management Fees from Subsidiaries                                                             40                  15
                                                                                                 ----               -----
     Other                                                                                       $878               $ 732

Expenses                                                                                         $ 66               $  94
     Interest                                                                                     157                 200
     Salaries and Benefits                                                                        199                 159
                                                                                                 ----               -----
     Other                                                                                       $422               $ 453
                                                                                                 ----               -----

Income Before Taxes and Equity in Undistributed Earnings of Subsidiaries                          456                 279
     Income Tax (Benefits)                                                                        -79                -109
                                                                                                 ----               -----
Income Before Equity in Undistributed Earnings of Subsidiaries                                    535                 388
     Equity in Undistributed Earnings of Subsidiaries                                           1,596               1,651
                                                                                               ------              ------

Net Income                                                                                     $2,131              $2,039
                                                                                               ======              ======

----------------------------------------------------------------------------


                      COLONY BANKCORP, INC. (PARENT ONLY)
                            STATEMENT OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

                                                                                        JUNE 30, 1998        JUNE 30, 1997
                                                                                        -------------        -------------
Cash Flows from Operating Activities
     Net Income                                                                               $ 2,131             $ 2,039
     Adjustments to Reconcile Net Income to Net Cash
      Provided from Operating Activities
          Depreciation and Amortization                                                            43                  19
          Equity in Undistributed Earnings of Subsidiary                                       -1,596              -1,651
          Other                                                                                   -21                -225
                                                                                              -------             -------
                                                                                                  557                 182
Cash Flows from Investing Activities
     Capital Infusion in Subsidiary                                                                 0                   0
     Purchase of Premises and Equipment                                                            -5                -326
                                                                                              -------             -------
                                                                                                   -5                -326
Cash Flows from Financing Activities
     Dividends Paid                                                                              -231                -217
     Proceeds from Issuance of Common Stock                                                       885                   0
     Principal Payments on Notes and Debentures                                                  -918                -395
     Proceeds from Notes and Debentures                                                             0                 868
                                                                                              -------             -------
                                                                                                 -264                 256
Increase (Decrease) in Cash and Cash Equivalents                                                  288                 112
Cash and Cash Equivalents, Beginning                                                                9                  61
                                                                                              -------             -------
Cash and Cash Equivalents, Ending                                                             $   297             $   173
                                                                                              =======             =======


(14) COMMON STOCK SPLIT
-----------------------

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

Liquidity represents the ability to provide adequate sources of funds for funding loan commitments and investment activities, as well as the ability to provide sufficient funds to cover deposit withdrawals, payment of debt and financing of operations. These funds are obtained by converting assets to cash (representing primarily proceeds from collections on loans and maturities of investment securities) or by attracting and obtaining new deposits. For the six months ended June 30, 1998, the Company was successful in meeting its liquidity needs by increasing deposits 1.51% to $302,650,000 from deposits of $298,162,000 on December 31, 1997 and reducing Federal Funds 41.76% to $14,875,000 from $25,540,000 on December 31, 1997. Additionally, the Company increased its borrowings from Federal Home Loan Bank 30.61% to $12,800,000 from Federal Home Loan Borrowings of $9,800,000 on December 31, 1997. Should the need arise, the Company also maintains relationships with several correspondent banks that can provide funds on short notice.

The Company's liquidity position remained acceptable for the six months ended June 30, 1998. Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, funds sold and investment securities) represented 30.43% of average deposits for six months ended June 30, 1998 as compared to 31.16% of average deposits for six months ended June 30, 1997 and 29.73% for calendar year 1997. Average loans represented 79.86% of average deposits for six months ended June 30, 1998 as compared to 77.36% for six months ended June 30, 1997 and 80.00% for calendar year 1997. Average interest-bearing deposits were 84.79% of average earning assets for six months ended June 30, 1998 as compared to 85.87% for six months ended June 30, 1997 and 84.92% for calendar year 1997.

The Company satisfies most of its capital requirements through retained earnings. During the first quarter 1998, retained earnings provided $1,045,000 of increase in equity. Additionally, equity capital decreased by $18,000 during first quarter 1998 as a result of changes in unrealized losses on securities available-for-sale, net of taxes and the Company realized $885,000 in proceeds from the sale of common stock through a public offering that was completed during the first quarter. During the second quarter of 1998, retained earnings provided $842,000 of increase in equity. Additionally, equity capital decreased by $6,000 during second quarter 1998 as a result of changes in unrealized losses on available-for-sale securities, net of taxes. Thus total equity increased by a net amount of $1,912,000 for first quarter 1998 and $836,000 for second quarter 1998 for a net change of $2,748,000 for the six month period ended June 30, 1998. This compares to total equity increase of $1,645,000 for the six month period ended June 30, 1997. Total equity increased by a net amount of $3,230,000 in 1997.

At June 30, 1998, total capital of Colony amounted to $31,568,000. At June 30, 1998, there was an outstanding commitment for capital expenditures of approximately $500,000 to complete construction and furnishings for a branch office to be located in Leesburg, Georgia with expected occupancy in the fourth quarter. Colony Bank Southeast subsidiary occupied their new branch in Douglas in July, 1998.

The Federal Reserve Bank Board and FDIC have issued capital guidelines for U.S. banking organizations. The objective of these efforts was to provide a more uniform capital framework that is sensitive to differences in risk assets among banking organizations. The guidelines define a two-tier capital framework. Tier 1 capital consists of common stock and qualifying preferred stockholders' equity less goodwill. Tier 2 capital consists of convertible, subordinated and other qualifying term debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets. The Company has no Tier 2 capital other than the allowance for loan losses.

Using the capital requirements presently in effect, the Tier 1 ratio at June 30, 1998 was 11.83% and total Tier 1 and 2 risk-based capital was 13.09%. Both of these measures compare favorably with the regulatory minimums of 4% for Tier 1 and 8% for total risk-based capital. The Company's leverage ratio as of June 30, 1998 was 8.96% which exceeds the required leverage ratio standard of 4%.

For the first two quarters of 1998, the Company paid quarterly dividends of $0.055 per share. The dividend payout ratio, defined as dividends per share divided by net income per share, was 11.46% for six months ended June 30, 1998 as compared to 10.64% for the six month period ended June 30, 1997. For the first two quarters of 1997, the company paid quarterly dividends of $0.05 per share.

At June 30, 1998, management was not aware of any recommendations by regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources of operations. However, it is possible that examinations by regulatory authorities in the future could precipitate additional loan charge-offs which could materially impact the Company's liquidity, capital resources and operations.

RESULTS OF OPERATION

The Company's results of operations are determined by its ability to effectively manage interest income and expenses, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since interest rates are determined by market forces and economic conditions beyond the control of the Company, the ability to generate net interest income is dependent upon the Bank's ability to obtain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance measure for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets.

Net Income
----------

Net income for the three months ended June 30, 1998 was $964,000 as compared with $918,000 for the three months ended June 30, 1997, or an increase of 5.01% and net income for the six months ended June 30, 1998 was $2,131,000 as compared with $2,039,000 for the six months ended June 30, 1997, or an increase of 4.51%. First and Second quarter 1998 earnings were relatively stable compared to first and second quarter 1997 earnings.

Net Interest Margin
-------------------

The net interest margin decreased by 35 basis points to 4.65% in second quarter 1998 as compared to 5.00% in second quarter 1997 and decreased by 25 basis points to 4.76% for six months ended June 30, 1998 as compared to 5.01% for the same period in 1997. Net interest income remained flat as second quarter 1998 net interest income was $3,716,000 compared to $3,715,000 for the same period in 1997 on an increase in average earning assets to $325,094,000 in second quarter 1998 from $301,549,000 in second quarter 1997. Net interest income increased by 1.97% to $7,507,000 for six months ended June 30, 1998 from $7,362,000 for the same period in 1997 on an increase in average earning assets to $320,669,000 for the six months ended June 30, 1998 from $297,623,000 for the same period in 1997. For the six months ended June 30, 1998 compared to the same period in 1997, average loans increased by $20,904,000 or 9.57%, average funds sold increased by $5,474,000 or 38.86%, average investment securities decreased by $3,978,000 or 6.60% and average interest bearing deposits in other banks increased by $646,000 or 67.86%, resulting in a net increase in average earning assets of $23,046,000 or 7.74%.

The net increase in average earnings assets was funded by a net increase in average deposits of 6.14% to $299,568,000 for six months ended June 30, 1998 from $282,229,000 for the same period in 1997. Average interest-bearing deposits increased by 6.39% to $271,896,000 for six months ended June 30, 1998 compared to $255,563,000 for six months ended June 30, 1997, while average noninterest-bearing deposits represented 9.24% of average total deposits for six month ended June 30, 1998 as compared to 9.45% for the same period in 1997 and 9.46% for calendar year 1997.

Interest expense increased for the three months ended June 30, 1998 by $395,000 compared to the same period in 1997 and increased by $776,000 for the six months ended June 30, 1998 compared to the same period in 1997. The increase in interest expense is primarily attributable to the increase in average interest-bearing deposits to $271,896,000 for the six months ended June 30, 1998 compared to $255,563,000 for the six months ended June 30, 1997 and in increase in average borrowings to $10,631,000 for the six months ended June 30, 1998 compared to $6,572,000 for the six months ended June 30, 1997. The combination of a decreased net interest margin and an increase in average earning assets resulted in a change in net interest income of $1,000 for second quarter 1998 compared to second quarter 1997 and an increase in net interest income of $145,000 for six months ended June 30, 1998 compared to the same period in 1997.

Provision for Loan Losses
-------------------------

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans with a particular emphasis on non-accruing, past due and other loans that management believes requires attention.

The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at a level that management had determined to be adequate. The provision for loan losses was $231,000 for second quarter 1998 compared to $468,000 for second quarter 1997 and $510,000 for six months ended June 30, 1998 compared to $753,000 for the same period in 1997. The decrease in the provision for loan losses in both periods is attributable to a leveling off of problem loans and an adequate build-up in the loan loss reserve for any future losses. Net loan charge-offs represented 66.66% of the provision for loan losses in second quarter 1998 as compared to 76.28% in second quarter 1997. Net loan charge-offs represented 51.96% of the provision for loan losses in the six month period ended June 30, 1998 as compared to 67.33% of the provision for loan losses in the six month
period ended June 30, 1997.   During the first six months of 1998 and 1997, a
net of $265,000 and $507,000, respectively was charged-off. Net loan charge-offs for the six months ended June 30, 1998 represented 0.11% of average loans outstanding as compared to 0.23% for six months ended June 30, 1997. At June 30, 1998 the allowance for loan losses was 1.95% of total loans outstanding as compared to an allowance for loan losses of 2.01% at June 30, 1997 and 1.95% at December 31, 1997. The allowance for loan losses of 1.95% of total loans at June 30, 1998 provided coverage of 61.67% of nonperforming loans and 55.65% of nonperforming assets, compared to 62.59% and 51.56%, respectively at June 30, 1997. The determination of the reserve rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management considers the June 30, 1998 allowance for loan losses adequate to cover potential losses in the loan portfolio.

Noninterest Income
------------------

Noninterest income consists primarily of service charges on deposit accounts. Service charges on deposit accounts amounted to $521,000 in second quarter 1998 compared to $454,000 in second quarter 1997, or an increase of 14.76% and amounted to $998,000 for six months ended June 30, 1998 compared to $909,000 for six months ended June 30, 1997, or an increase of 9.79%. All other non-interest income decreased by $82,000 to $124,000 for second quarter 1998 from $206,000 for second quarter 1997 and all other noninterest income decreased by $151,000 to $294,000 for six months ended June 30, 1998 from $445,000 for six months ended June 30, 1997. The primary decrease of all other noninterest income is primarily attributable to gains realized on the sale of other assets in the six months ended June 30, 1997 which did not recur in 1998. Additionally, credit life insurance commissions reflected a $40,000 decrease for the six months ended June 30, 1998 as compared to the same period in 1997.

Noninterest Expense
-------------------

Noninterest expense increased by 5.33% to $2,725,000 for three months ended June 30, 1998 from $2,587,000 for the same period in 1997. Salaries and benefits remained flat for the two periods, however, occupancy and equipment expense increased 19.71% to $419,000 for second quarter 1998 from $350,000 for the same period in 1997. This increase is attributable to increased occupancy expense with the Company's branching into three new markets. All other noninterest expense increased by 11.49% to $844,000 for second quarter, 1998 from $757,000 for second quarter 1997 with the most significant increase being data processing expenses as the Company incurred additional expenses with the updating of its computer/software equipment. Noninterest expense increased by 3.28% to $5,168,000 for six months ended June 30, 1998 from $5,004,000 for the same period in 1997. Salaries and benefits remained flat as total salaries and benefits amounted to $2,724,000 for six months ended June 30, 1998 compared to $2,746,000 for the same period in 1997. Occupancy and equipment expense increased by 19.21% to $819,000 for six months ended June 30, 1998 compared to $687,000 for six months ended June 30, 1997. This increase results from the Company branching into three new markets in 1998. All other noninterest expense increased by 3.44% to $1,625,000 for six months ended June 30, 1998 compared to $1,571,000 for the same period in 1997.

Income Tax Expense
------------------

Income before taxes increased by 6.44% to $1,405,000 in second quarter 1998 from $1,320,000 in second quarter 1997 and increased by 5.47% to $3,121,000 for six months ended June 30, 1998 compared to $2,959,000 for the same period in 1997. The increase for the six months ended June 30, 1998 is primarily attributable to the increased net interest income. Income taxes as a percentage of income before taxes increased by 3.09% to 31.39% in second quarter 1998 as compared to 30.45% in second quarter 1997 and increased by 2.02% to 31.72% for six months ended June 30, 1998 as compared to 31.09% for six months ended June 30, 1997. Income tax expense increased 9.70% to $441,000 for second quarter 1998 compared to $402,000 for second quarter 1997 and increased 7.61% to $990,000 for six months ended June 30, 1998 compared to $920,000 for the same period in 1997.

Future Outlook
--------------

Colony is an emerging company operating in a industry filled with non-regulated competitors and a rapid pace of consolidation. 1998 brings with it new opportunities for growth in our existing markets, as well as opportunities to expand into new markets through bank acquisitions and branching. Colony has already opened new branches in Douglas, Tifton and Cordele during 1998. These new branches are located in three growth markets in South Georgia and the Company anticipates opening a new branch office in Leesburg during the fourth quarter of 1998. Colony Management Services, Inc. has invested over $1,000,000 in computer up-grades and software enhancements in a major cost containment initiative. Not only will this reduce overhead through back-office consolidation, but it also will allow us to better serve our customers through improved customer data resources and state-of-the-art technological services.

Year 2000 Compliance
--------------------

The Company has developed policy, procedures and plans to address the possible exposure related to the impact on its financial, informational and operational systems of the Year 2000. The Company recently, underwent a major computer conversion, which has been tested and assured to be Year 2000 compliant. Other equipment has been identified and vendors are being contacted. The Company's subsidiary, Colony Management Services, Inc. is responsible for coordinating efforts of all bank subsidiaries in any follow-up procedures necessary. While there may be some expenses incurred during the next two years, it is not expected to have a material effect on the Company's consolidated financial statements.

Liquidity
---------

The Company's goals with respect to liquidity are to ensure that sufficient funds are available to meet current operating requirements and to provide reserves against unforeseen liquidity requirements. Management continuously reviews the Company's liquidity position, which is maintained on a basis consistent with established internal guidelines and the tests and reviews of the various regulatory authorities. The Company's primary liquidity sources at June 30, 1998 included cash, due from banks, federal funds and short-term investment securities. The Company also has the ability, on a short-term basis, to borrow funds from the Federal Reserve System and to invest in Federal Funds Sold from other financial institutions. The mix of asset maturities contributes to the company's overall liquidity position.

Certain Transactions
--------------------

In the normal course of business, officers and directors of the Banks, and certain business organizations and individuals associated with them, maintain a variety of banking relationships with the bank. Transactions with senior officers and directors are made on terms comparable to those available to other bank customers.



                                    BUSINESS

General

The Company was organized in 1983 as a bank holding company through the merger of The Bank of Fitzgerald with a subsidiary of the Company. Since that time, The Bank of Fitzgerald, which was formed by principals of Colony Bankcorp, Inc. in 1976, has operated as wholly-owned subsidiary of the Company. In April 1984, Colony Bankcorp, Inc. acquired Community Bank of Wilcox, and in November 1984, Ashburn Bank became a wholly-owned subsidiary of Colony Bankcorp, Inc. Colony Bankcorp, Inc. continued its growth with the acquisition of The Bank of Dodge County in September 1985. In August 1991, Colony Bankcorp, Inc. acquired The Bank of Worth. In November 1996, Colony Bankcorp, Inc. acquired Colony Bank Southeast and in November, 1996 formed a non-bank subsidiary Colony Management Services, Inc.

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

On April 2, 1998, the Company was listed on Nasdaq National Market. The Company's common stock trades on the Nasdaq Stock Market under the symbol "CBAN". The Company presently has 926 shareholders of record as of June 30, 1998. "The Nasdaq Stock Market" or "Nasdaq" is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting and order execution systems. This market also provides specialized automation services for screen-based negotiations of transactions, on-line comparison of transactions, and a range of informational services tailored to the needs of the securities industry, investors and issuers. The Nasdaq Stock Market is operated by The Nasdaq Stock Market, Inc., a wholly-onwed subsidiary of the National Association of Securities Dealers, Inc.



                           PART II  OTHER INFORMATION


ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

The Annual Meeting of the Shareholders of the Company was held on April 28, 1998. At the Annual Meeting of the Shareholders, proxies were solicited under Regulation 14 of the Securities and Exchange Act of 1934. Total shares amount to 2,217,513. A total of 1,539,008.5 shares (69%) were represented by shareholders in attendance or by proxy. The following directors were elected by yes votes totaling 1,539,008.5 shares to serve one year until the next annual meeting:

Marion H. Massee, III        Ben B. Mills, Jr.
Paul Branch, Jr.             James D. Minix
Terry L. Coleman             Ralph D. Roberts
L. Morris Downing, Jr.       W. B. Roberts, Jr.
Terry L. Hester              R. Sidney Ross
Milton N. Hopkins, Jr.       Joe K. Shiver
Harold E. Kimball            Curtis Summerlin

No other matters were voted upon by the shareholders.


ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

A.  Exhibits  None

B. There have been no reports filed on Form 8-K for the quarter ended June 30, 1998.

                                   SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          COLONY BANKCORP, INC.


August 10, 1998                            /s/ James D. Minix
-----------------------------             -----------------------------
Date                                      James D. Minix, President and
                                          Chief Executive Officer


                                           /s/ Terry L. Hester
                                          ------------------------------
                                          Terry L. Hester, Executive
                                          Vice President and
                                          Chief Financial Officer