Form 10-Q
period 1998-09-30
COLONY BANKCORP INC
filed 1998-11-12
CIK 711669

                      SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q

         QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


FOR QUARTER ENDED SEPTEMBER 30, 1998      COMMISSION FILE NUMBER 0-12436


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

YES X     NO


INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE CLOSE OF THE PERIOD COVERED BY THIS REPORT.


          CLASS                        OUTSTANDING AT SEPTEMBER 30, 1998
          -----                        ---------------------------------
COMMON STOCK, $10 PAR VALUE                        2,217,513

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE FOLLOWING FINANCIAL STATEMENTS ARE PROVIDED FOR COLONY BANKCORP, INC. AND
SUBSIDIARIES: THE BANK OF FITZGERALD, ASHBURN BANK, COMMUNITY BANK OF WILCOX, THE BANK OF DODGE COUNTY, THE BANK OF WORTH, COLONY BANK SOUTHEAST AND COLONY MANAGEMENT SERVICES, INC.

A.  CONSOLIDATED BALANCE SHEETS  SEPTEMBER 30, 1998 AND DECEMBER 31, 1997.

B. CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997.

C. CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997.

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN EXAMINED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1998 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

                     COLONY BANKCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                             SEPTEMBER 30, 1998               DECEMBER 31, 1997
                                                             ------------------               -----------------
ASSETS
Cash and Balances Due from Depository
  Institutions (Note 2)                                           $ 10,406                         $ 11,764
Federal Funds Sold                                                  12,725                           25,540
Investment Securities (Aggregate Fair Value of
  $56,179 and $56,891 Respectively) (Note 3)                        56,197                           56,916
Loans (Notes 4 and 5)                                              261,255                          234,299
Allowance for Loan Losses                                           (4,773)                          (4,575)
Unearned Interest and Fees                                              (8)                             (11)
                                                                  --------                         --------
          Total Loans                                              256,474                          229,713

Premises and Equipment (Note 6)                                     11,120                            9,135
Other Real Estate                                                      516                            1,311
Other Assets                                                         8,587                            8,568
                                                                  --------                         --------

          Total Assets                                            $356,025                         $342,947
                                                                  ========                         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Noninterest-Bearing                                             $ 24,876                         $ 27,320
  Interest-Bearing (Note 8)                                        280,665                          270,842
                                                                  --------                         --------
          Total Deposits                                           305,541                          298,162

Borrowed Money:
  Federal Funds Purchased                                               90                                0
  Other Borrowed Money (Note 9)                                     15,029                           13,074
                                                                  --------                         --------
          Total Borrowed Money                                      15,119                           13,074

Other Liabilities                                                    2,889                            2,890

Commitments and Contingencies (Note 11)

Stockholders' Equity:
  Common Stock, Par Value $10 a Share; Authorized
  5,000,000 shares, Issued 2,217,513 and 2,173,263
  Shares as of September 30, 1998 and
  December 31, 1997, respectively                                   22,175                           21,733
Paid-In Capital                                                      1,580                            1,137
Retained Earnings                                                    8,754                            6,083
Net Unrealized Loss on Securities Available for Sale,
  Net of Tax Liability of $72 in 1998 and $25 in 1997                  (33)                            (132)
                                                                  --------                         --------
          Total Stockholders' Equity                                32,476                           28,821
                                                                  --------                         --------

          Total Liabilities and Stockholders' Equity              $356,025                         $342,947
                                                                  ========                         ========

The accompanying notes are an integral part of these balance sheets.

                     COLONY BANKCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                 THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
               AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                   THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                              9/30/98            9/30/97             9/30/98           9/30/97
                                                            ----------         ----------          ----------        ----------
Interest Income:
  Loans, including fees                                     $    6,644         $    6,286          $   19,239        $   18,002
  Federal Funds Sold                                               220                142                 762               529
  Deposits with Other Banks                                          8                  8                  63                34
  Investment Securities:
  U.S. Treasury & Federal Agencies                                 791                769               2,306             2,500
  State, County and Municipal                                      113                 83                 289               234
  Other Investments                                                 48                 28                 146                77
                                                            ----------         ----------          ----------        ----------
          Total Interest Income                                  7,824              7,316              22,805            21,376
                                                            ----------         ----------          ----------        ----------

Interest Expense:
  Deposits                                                       3,717              3,375              10,791             9,830
  Federal Funds Purchased                                           19                 15                  21                37
  Other Borrowed Money                                             254                224                 652               445
                                                            ----------         ----------          ----------        ----------
          Total Interest Expense                                 3,990              3,614              11,464            10,312

Net Interest Income                                              3,834              3,702              11,341            11,064
Provision for Loan Losses                                          270                332                 780             1,085
                                                            ----------         ----------          ----------        ----------
Net Interest Income After Provision                              3,564              3,370              10,561             9,979
                                                            ----------         ----------          ----------        ----------

Noninterest Income:
  Service Charge on Deposits                                       521                457               1,519             1,366
  Other Service Charges, Commissions & Fees                        101                 92                 311               315
  Security Gains, net                                               29                  0                  31                 9
  Other Income                                                      71                 36                 153               249
                                                            ----------         ----------          ----------        ----------
          Total Noninterest Income                                 722                585               2,014             1,939
                                                            ----------         ----------          ----------        ----------

Noninterest Expense:
  Salaries and Employee Benefits                                 1,566              1,383               4,290             4,129
  Occupancy and Equipment                                          477                395               1,296             1,082
  Other Operating Expenses                                         904                911               2,529             2,482
                                                            ----------         ----------          ----------        ----------
          Total Noninterest Expense                              2,947              2,689               8,115             7,693
                                                            ----------         ----------          ----------        ----------

Income Before Income Taxes                                       1,339              1,266               4,460             4,225
Income Taxes                                                       422                385               1,412             1,305
                                                            ----------         ----------          ----------        ----------
Net Income                                                  $      917         $      881          $    3,048        $    2,920
                                                            ==========         ==========          ==========        ==========
Net Income Per Share of Common Stock
  Basic                                                     $     0.41         $     0.41          $     1.37        $     1.34
                                                            ==========         ==========          ==========        ==========
  Diluted                                                   $     0.41         $     0.41          $     1.37        $     1.34
                                                            ==========         ==========          ==========        ==========

Weighted Average Shares Outstanding                          2,217,663          2,173,263           2,211,680         2,173,263
                                                            ==========         ==========          ==========        ==========

The accompanying notes are an integral part of these statements.

                     COLONY BANKCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                        1998                       1997
                                                                                      ---------                  ---------
CASH FLOW FROM OPERATING ACTIVITIES
Net Income (loss)                                                                      $  3,048                  $  2,920
Adjustments to reconcile net income to net cash provided
  by operating activities:
  (Gain) loss on sale of investment securities                                              (31)                       (9)
Depreciation                                                                                707                       545
Provision for loan losses                                                                   780                     1,085
Amortization of excess costs                                                                 35                        38
Other prepaids, deferrals and accruals, net                                               1,417                       (29)
                                                                                       --------                  --------
          Total Adjustments                                                            $  2,908                  $  1,630
                                                                                       --------                  --------
          Net cash provided by operating activities                                    $  5,956                  $  4,550
                                                                                       --------                  --------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of securities available for sale                                             $(53,309)                 $(11,447)
Proceeds from sales of securities available for sale                                      3,167                     3,797
Proceeds from maturities, calls, and paydowns of
     investment securities:
          Available for Sale                                                             48,323                    13,389
          Held to Maturity                                                                1,064                       765
Decrease (Increase) in interest-bearing deposits in banks                                   620                       297
(Increase) in loans                                                                     (26,959)                  (34,437)
Purchase of premises and equipment                                                       (2,371)                   (2,165)
                                                                                       --------                  --------
          Net cash (used in) investing activities                                      $(29,465)                 $(29,801)
                                                                                       --------                  --------

CASH FLOW FROM FINANCING ACTIVITIES

Net (decrease) increase in deposits                                                    $  7,379                  $   (928)
Proceeds from issuance of common stock                                                      885                         0
Federal funds purchased                                                                      90                     1,090
Dividends paid                                                                             (353)                     (326)
Net (decrease) increase in other borrowed money                                           1,955                     8,541
                                                                                       --------                  --------
          Net cash provided by financing activities                                    $  9,956                  $  8,377
                                                                                       --------                  --------

Net increase (decrease) in cash and cash equivalents                                    (13,553)                  (16,874)
Cash and cash equivalents at beginning of period                                         36,289                    35,293
                                                                                       --------                  --------
Cash and cash equivalents at end of period                                             $ 22,736                  $ 18,419

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

Securities available for sale are measured at fair value with unrealized gains and losses reported net of deferred taxes as a separate component of stockholders' equity. Fair value represents an approximation of realizable value as of September 30, 1998 and December 31, 1997. Realized and unrealized gains and losses are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

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

(2)  CASH AND BALANCES DUE FROM DEPOSITORY INSTITUTIONS
---  --------------------------------------------------

Components of cash and balances due from depository institutions at September 30, 1998 and December 31, 1997 are as follows:

                                                 September 30, 1998  December 31, 1997
                                                 ------------------  -----------------
Cash on Hand and Cash Items                            $ 3,690            $ 3,211
Noninterest-Bearing Deposits with Other Banks            6,321              7,538
Interest-Bearing Deposits with Other Banks                 395              1,015
                                                       -------            -------
                                                       $10,406            $11,764
                                                       =======            =======

(3)  INVESTMENT SECURITIES
---  ---------------------

Investment securities as of September 30, 1998 are summarized as follows:

                                                                               Gross                 Gross
                                                        Amortized         Unrealized            Unrealized               Fair
                                                             Cost              Gains                Losses              Value
Securities Available for Sale:
  U.S. Treasury                                          $     0               $  0                 $   0            $     0
U.S. Government Agencies:
  Mortgage-Backed                                          8,177                 56                   (31)             8,202
  Other                                                   35,800                110                    (2)            35,908
State, County & Municipal                                  6,688                 78                     0              6,766
The Banker's Bank Stock                                       50                  0                     0                 50
Federal Home Loan Bank Stock                               2,094                  0                     0              2,094
Marketable Equity Securities                               1,130                  0                  (173)               957
                                                         -------               ----                 -----            -------
                                                         $53,939               $244                 $(206)           $53,977
                                                         =======               ====                 =====            =======
Securities Held to Maturity:
  U.S. Government Agencies                               $   800               $  0                 $  (1)           $   799
  State, County and Municipal                              1,420                  2                   (19)             1,403
                                                         -------               ----                 -----            -------
                                                         $ 2,220               $  2                 $ (20)           $ 2,202
                                                         =======               ====                 =====            =======

The amortized cost and fair value of investment securities as of September 30, 1998 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                      Securities
                                                              Available for Sale                      Held to Maturity
                                                     Amortized Cost        Fair Value       Amortized  Cost       Fair Value

Due in One Year or Less                                     $ 4,980           $ 4,986                $  965           $  965
Due After One Year Through Five Years                        34,147            34,317                   810              814
Due After Five Years Through Ten Years                        3,361             3,371                     0                0
Due After Ten Years                                               0                 0                   445              423
                                                            -------           -------                ------           ------
                                                             42,488            42,674                 2,220            2,202

Federal Home Loan Bank Stock                                  2,094             2,094                     0                0
The Banker's Bank Stock                                          50                50                     0                0
Marketable Equity Securities                                  1,130               957                     0                0
Mortgage-Backed Securities                                    8,177             8,202                     0                0
                                                            -------           -------                ------           ------
                                                            $53,939           $53,977                $2,220           $2,202
                                                            =======           =======                ======           ======

---  ---------------------------------

Investment securities as of December 31, 1997 are summarized as follows:

                                                                               Gross                 Gross
                                                        Amortized         Unrealized            Unrealized               Fair
                                                             Cost              Gains                Losses              Value
Securities Available for Sale:
  U.S. Treasury                                          $ 1,074               $  0                 $  (3)           $ 1,071
U.S. Government Agencies:
  Mortgage-Backed                                         10,866                 60                   (62)            10,864
  Other                                                   33,468                 41                   (43)            33,466
State, County & Municipal                                  5,328                 85                    (5)             5,408
The Banker's Bank Stock                                       50                  0                     0                 50
Federal Home Loan Bank Stock                               1,870                  0                     0              1,870
Marketable Equity Securities                               1,130                  0                  (181)               949
                                                         -------               ----                 -----            -------
                                                         $53,786               $186                 $(294)           $53,678
                                                         =======               ====                 =====            =======
Securities Held to Maturity:
  U.S. Government Agencies                               $ 1,649               $  0                 $  (5)           $ 1,644
  State, County and Municipal                              1,588                  1                   (20)             1,569
                                                         -------               ----                 -----            -------
                                                         $ 3,237               $  1                 $ (25)           $ 3,213
                                                         =======               ====                 =====            =======

Investment securities having a carry value approximating $23,299 and $25,563 as of September 30, 1998 and December 31, 1997, respectively, were pledged to secure public deposits and for other purposes.

(4)  LOANS
---  -----

The composition of loans as of September 30, 1998 and December 31, 1997 was as follows:

                                                 September 30, 1998        December 31, 1997
                                                 ------------------        -----------------
Commercial, Financial and Agricultural                $ 54,706                  $ 34,883
Real - Estate  Construction                              1,399                     2,676
Real - Estate  Farmland                                 19,557                    21,898
Real - Estate  Other                                   134,257                   117,268
Installment Loans to Individuals                        41,512                    42,956
All Other Loans                                          9,824                    14,618
                                                      --------                  --------
                                                      $261,255                  $234,299
                                                      ========                  ========

Nonaccrual loans are loans for which principal and interest are doubtful of collection in accordance with original loan terms and for which accruals of interest have been discontinued due to payment delinquency. Nonaccrual loans totaled $6,674 and $5,774 as of September 30, 1998 and December 31, 1997, respectively. On September 30, 1998, the Company had 90 day past due loans with principal balances of $871 and restructured loans with principal balances of $15.

Colony Bankcorp, Inc. recognizes impaired loans as nonaccrual loans delinquent in excess of 120 days for which collateral values are insufficient to recover outstanding principal and interest under original loan terms. Impaired loan data as of September 30, 1998 and December 31, 1997 was as follows:

Total Investment in Impaired Loans                          $1,292
Less Allowance for Impaired Loan Losses                       (461)
                                                            ------
Net Investment, September 30, 1998 and December 31, 1997    $  831
                                                            ======

(5)  ALLOWANCE FOR LOAN LOSSES
---  -------------------------

Transactions in the allowance for loan losses are summarized below for nine months ended September 30, 1998 and September 30, 1997 was as follows:

                                                   Sept. 30, 1998      Sept. 30, 1997
                                                   --------------      --------------
Balance, Beginning                                      $4,575             $ 4,435
  Provision Charged to Operating Expenses                  780               1,085
  Loans Charged Off                                       (904)             (1,253)
  Loan Recoveries                                          322                 410
                                                        ------             -------
Balance, Ending                                         $4,773             $ 4,677
                                                        ======             =======

(6)  PREMISES AND EQUIPMENT
---  ----------------------

Premises and equipment are comprised of the following as of September 30, 1998 and December 31, 1997:

                                    Sept. 30, 1998     December 31, 1997
                                    --------------     -----------------
Land                                    $ 1,352             $ 1,306
Building                                  8,119               6,717
Furniture, Fixtures and Equipment         7,012               5,938
Leasehold Improvements                      311                 180
                                        -------             -------
                                         16,794              14,141
Accumulated Depreciation                 (5,674)             (5,006)
                                        -------             -------
                                        $11,120             $ 9,135
                                        =======             =======

Certain Company facilities and equipment are leased under various operating leases. Future minimum rental payments to be paid are as follows:

     Year Ending
     December 31                    Amount
     -----------                    ------
        1998                         $ 62
        1999                           58
        2000                           54
        2001                           46
        2002                            7
                                     ----
                                     $227
                                     ====

(7)  INCOME TAXES
---  ------------

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

(8)  DEPOSITS
---  --------
Components of interest-bearing deposits as of September 30, 1998 and December 31, 1997 are as follows:

                             Sept. 30, 1998        December 31, 1997
                             --------------        -----------------
Interest-Bearing Demand         $ 51,441                  $ 54,770
Savings                           12,103                    11,971
Time, $100,000 and Over           69,016                    61,198
Other Time                       148,105                   142,903
                                --------                  --------
                                $280,665                  $270,842
                                ========                  ========

The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $100,000, was approximately $58,421 and $51,608 as of September 30, 1998 and December 31, 1997, respectively.

As of September 30, 1998, the scheduled maturities of time deposits are as follows:

        Maturity                       Amount
        --------                      --------
        One Year and Under            $178,431
        One to Three Years              25,726
        Three Years and Over            12,964
                                      --------
                                      $217,121
                                      ========

(9)  OTHER BORROWED MONEY
---  --------------------

Other borrowed money at September 30, 1998 and December 31, 1997 is summarized as follows:

                                       Sept. 30, 1998      December 31, 1997
                                       --------------      -----------------
Federal Home Loan Bank Advances            $12,800              $ 9,800
Debentures Payable                             534                  534
AmSouth Note Payable                             0                  821
First Port City Note Payable                   867                  963
The Bankers Bank Note Payable                  828                  956
                                           -------              -------
                                           $15,029              $13,074
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

First Port City note payable was renewed on January 30, 1997 with additional funds added for an amount totaling $963. Annual principal payments of $96 are due with interest paid quarterly at The Wall Street Prime minus one-half percent. The debt is secured by commercial real estate in downtown Fitzgerald, which includes the parent company's facilities. Any unpaid balance is due January 29, 2000.

---  --------------------------------

The Bankers Bank note payable originated on September 5, 1997 for $1,000 at a rate of The Wall Street Prime minus one half percent. Payments are due monthly with the entire unpaid balance due September 5, 2002. The debt is secured by all furniture, fixtures, machinery, equipment and software of Colony Management Services, Inc. Colony Bankcorp, Inc. guarantees the debt.

The aggregate stated maturities of other borrowed money at September 30, 1998 are as follows:

        Year                                 Amount
        ----                                -------
        1998                                $ 1,367
        1999                                    564
        2000                                    971
        2001                                  2,000
        2002 and Thereafter                  10,127
                                            -------
                                            $15,029
                                            =======

(10)  PROFIT SHARING PLAN
----  -------------------

The Company has a profit sharing plan that covers substantially all employees who meet certain age and service requirements. It is the Company's policy to make contributions to the plan as approved annually by the board of directors. The total provision for contributions to the plan was $295 for 1997.

(11)  COMMITMENTS AND CONTINGENCIES
----  -----------------------------

In the normal course of business, certain commitments and contingencies are incurred which are not reflected in the consolidated financial statements. The Bank had commitments under standby letters of credit to U.S. addresses approximating $1,316 as of September 30, 1998 and $825 as of December 31, 1997. Unfulfilled loan commitments as of September 30, 1998 and December 31, 1997 approximated $35,807 and $30,197 respectively. No losses are anticipated as a result of commitments and contingencies.

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

(12)  REGULATORY CAPITAL MATTERS
----  --------------------------

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The amounts and ratios as defined in regulations are presented hereafter.
Management believes, as of September 30, 1998, the Company meets all capital adequacy requirements to which it is subject and is classified as well capitalized under the regulatory framework for prompt corrective action. In the opinion of management, there are no conditions or events since prior notification of capital adequacy from the regulators that have changed the institution's category.

                                                                              To Be Well Capitalized
                                                            For Capital       Under Prompt Corrective
                                        Actual           Adequacy Purposes       Action Provisions

                                   Amount    Ratio        Amount    Ratio        Amount     Ratio
AS OF SEPTEMBER 30, 1998
Total Capital
  to Risk-Weighted Assets         $35,317    12.84%      $22,007    8.00%       $27,508     10.00%
Tier 1 Capital
  to Risk-Weighted Assets          31,862    11.58%       11,003    4.00%        16,505      6.00%
Tier 1 Capital
  to Average Assets                31,862     8.96%       14,219    4.00%        17,773      5.00%

AS OF DECEMBER 31, 1997
Total Capital
  to Risk-Weighted Assets         $31,424    12.50%      $20,111    8.00%       $25,139     10.00%
Tier 1 Capital
  to Risk-Weighted Assets          28,265    11.25%       10,050    4.00%        15,075      6.00%
Tier 1 Capital
  to Average Assets                28,265     8.44%       13,396    4.00%        16,745      5.00%

(13) FINANCIAL INFORMATION OF COLONY BANKCORP, INC. (PARENT ONLY)
-----------------------------------------------------------------

The parent company's balance sheets as of September 30, 1998 and December 31, 1997 and the related statements of income are as follows:

                      COLONY BANKCORP, INC. (PARENT ONLY)
                                 BALANCE SHEETS
           FOR PERIOD ENDED SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

ASSETS                                                                 SEPT. 30, 1998            DECEMBER 31, 1997
                                                                    ---------------------  ------------------------------
Cash                                                                      $   488                         $     9
Investments in Subsidiaries at Equity                                      32,184                          29,787
Other                                                                       1,450                           1,534
                                                                          -------                         -------
          Totals Assets                                                   $34,122                         $31,330
                                                                          =======                         =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Dividends Payable                                                    $   133                         $   109
     Notes and Debentures Payable                                           1,401                           2,318
     Other                                                                    112                              82
                                                                          -------                         -------
Stockholders' Equity                                                        1,646                           2,509
     Common Stock, Par Value $10; 5,000,000 Shares
     Authorized, 2,217,513 and 2,173,263 Shares Issued
     and Outstanding as of June 30, 1998 and
     December 31, 1997, respectively                                      $22,175                         $21,733
Paid-In Capital                                                             1,580                           1,137
Retained Earnings                                                           8,754                           6,083
Net Unrealized Loss on Securities Available for Sale, Net of Tax              (33)                           (132)
                                                                          -------                         -------
          Total Stockholders' Equity                                       32,476                          28,821
                                                                          -------                         -------
          Total Liabilities and Stockholders' Equity                      $34,122                         $31,330
                                                                          =======                         =======


                      COLONY BANKCORP, INC. (PARENT ONLY)
                              STATEMENT OF INCOME
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

                                                                                   SEPT. 30, 1998      SEPT. 30, 1997
                                                                                   --------------      --------------

Income                                                                                  $2,075              $  860
     Dividends from Subsidiaries                                                           132                 207
     Management Fees from Subsidiaries                                                      59                  30
                                                                                        ------              ------
     Other                                                                              $2,266              $1,097

Expenses                                                                                $   95              $  150
     Interest                                                                              247                 281
     Salaries and Benefits                                                                 289                 285
                                                                                        ------              ------
     Other                                                                              $  631              $  716
                                                                                        ------              ------

Income Before Taxes and Equity in Undistributed Earnings of Subsidiaries                 1,635                 381
     Income Tax (Benefits)                                                                (115)               (175)
                                                                                        ------              ------

Income Before Equity in Undistributed Earnings of Subsidiaries                           1,750                 556
     Equity in Undistributed Earnings of Subsidiaries                                    1,298               2,364
                                                                                        ------              ------

Net Income                                                                              $3,048              $2,920
                                                                                        ======              ======

----------------------------------------------------------------------------

                      COLONY BANKCORP, INC. (PARENT ONLY)
                            STATEMENT OF CASH FLOWS
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

                                                                                   SEPT. 30, 1998      SEPT. 30, 1997
                                                                                   --------------      --------------
Cash Flows from Operating Activities
     Net Income                                                                        $ 3,048             $ 2,920
     Adjustments to Reconcile Net Income to Net Cash
     Provided from Operating Activities
          Depreciation and Amortization                                                     64                  41
          Equity in Undistributed Earnings of Subsidiary                                (1,298)             (2,364)
          Other                                                                             56                (215)
                                                                                       -------             -------
                                                                                         1,870                 382
Cash Flows from Investing Activities
     Capital Infusion in Subsidiary                                                     (1,000)                  0
     Purchase of Premises and Equipment                                                     (5)               (479)
                                                                                       -------             -------
                                                                                        (1,005)               (479)
Cash Flows from Financing Activities
     Dividends Paid                                                                       (353)               (326)
     Proceeds from Issuance of Common Stock                                                885                   0
     Principal Payments on Notes and Debentures                                           (918)               (447)
     Proceeds from Notes and Debentures                                                      0                 963
                                                                                       -------             -------
                                                                                          (386)                190
Increase (Decrease) in Cash and Cash Equivalents                                           479                  93
Cash and Cash Equivalents, Beginning                                                         9                  61
                                                                                       -------             -------
Cash and Cash Equivalents, Ending                                                      $   488             $   154
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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

Liquidity represents the ability to provide adequate sources of funds for funding loan commitments and investment activities, as well as the ability to provide sufficient funds to cover deposit withdrawals, payment of debt and financing of operations. These funds are obtained by converting assets to cash (representing primarily proceeds from collections on loans and maturities of investment securities) or by attracting and obtaining new deposits. For the nine months ended September 30, 1998, the Company was successful in meeting its liquidity needs by increasing deposits 2.47% to $305,541,000 from deposits of $298,162,000 on December 31, 1997 and reducing Federal Funds 50.18% to $12,725,000 from $25,540,000 on December 31, 1997. Additionally, the Company increased its borrowings from Federal Home Loan Bank 30.61% to $12,800,000 from Federal Home Loan Borrowings of $9,800,000 on December 31, 1997. Should the need arise, the Company also maintains relationships with several correspondent banks that can provide funds on short notice.

The Company's liquidity position remained acceptable for the nine months ended September 30, 1998. Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, funds sold and investment securities) represented 29.89% of average deposits for nine months ended September 30, 1998 as compared to 29.91% of average deposits for nine months ended September 30, 1997 and 29.73% for calendar year 1997. Average loans represented 81.03% of average deposits for nine months ended September 30, 1998 as compared to 79.61% for nine months ended September 30, 1997 and 80.00% for calendar year 1997. Average interest-bearing deposits were 84.55% of average earning assets for nine months ended September 30, 1998 as compared to 85.15% for nine months ended September 30, 1997 and 84.92% for calendar year 1997.

The Company satisfies most of its capital requirements through retained earnings. During the first quarter 1998, retained earnings provided $1,045,000 of increase in equity. Additionally, equity capital decreased by $18,000 during first quarter 1998 as a result of changes in unrealized losses on securities available-for-sale, net of taxes and the Company realized $885,000 in proceeds from the sale of common stock through a public offering that was completed during the first quarter. During the second quarter of 1998, retained earnings provided $842,000 of increase in equity while equity capital decreased by $6,000 during second quarter 1998 as a result of changes in unrealized losses on
available-for-sale securities, net of taxes.   During the third quarter of 1998,
retained earnings provided $784,000 of increase in equity while equity capital increased by $123,000 during third quarter 1998 as a result of changes in unrealized losses on available-for-sale securities, net of taxes. Thus total equity increased by a net amount of $1,912,000, $836,000 and $907,000 for the first three quarters of 1998, respectively for a net change of $3,655,000 for the nine month period ended September 30, 1998. This compares to total equity increase of $2,590,000 for the nine month period ended September 30, 1997.
Total equity increased by a net amount of $3,230,000 in 1997.

At September 30, 1998, total capital of Colony amounted to $32,476,000. At September 30, 1998, there were no outstanding commitments for any major capital expenditures.

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

Using the capital requirements presently in effect, the Tier 1 ratio at September 30, 1998 was 11.58% and total Tier 1 and 2 risk-based capital was 12.84%. Both of these measures compare favorably with the regulatory minimums of 4% for Tier 1 and 8% for total risk-based capital. The Company's leverage ratio as of September 30, 1998 was 8.96% which exceeds the required leverage ratio standard of 4%.

For the third quarter of 1998, the Company paid quarterly dividends of $0.06 per share and for the first two quarters of 1998 the Company paid quarterly dividends of $0.055 per share. The dividend payout ratio, defined as dividends per share divided by net income per share, was 12.41% for nine months ended

September 30, 1998 as compared to 11.19% for the nine month period ended September 30, 1997. For the first three quarters of 1997, the company paid quarterly dividends of $0.05 per share.

At September 30, 1998, management was not aware of any recommendations by regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources of operations. However, it is possible that examinations by regulatory authorities in the future could precipitate additional loan charge-offs which could materially impact the Company's liquidity, capital resources and operations

RESULTS OF OPERATION

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

Net Income
----------

Net income for the three months ended September 30, 1998 was $917,000 as compared with $881,000 for the three months ended September 30, 1997, or an increase of 4.09% and net income for the nine months ended September 30, 1998 was $3,048,000 as compared with $2,920,000 for the nine months ended September 30, 1997, or an increase of 4.38%. Earnings for the first three quarters of 1998 were relatively stable compared to the first three quarters of 1997.

Net Interest Margin
-------------------

The net interest margin decreased by 18 basis points to 4.70% in third quarter 1998 as compared to 4.88% in third quarter 1997 and decreased by 23 basis points to 4.74% for nine months ended September 30, 1998 as compared to 4.97% for the same period in 1997. Net interest income increased by 3.57% to $3,834,000 in third quarter 1998 from $3,702,000 for the same period in 1997 on an increase in average earning assets to $332,742,000 in third quarter 1998 from $308,155,000
in third quarter 1997.   Net interest income increased by 2.50% to $11,341,000
for nine months ended September 30, 1998 from $11,064,000 for the same period in 1997 on an increase in average earning assets to $324,728,000 for the nine months ended September 30, 1998 from $301,139,000 for the same period in 1997. For the nine months ended September 30, 1998 compared to the same period in 1997, average loans increased by $19,043,000 or 8.46%, average Federal funds sold increased by $6,451,000 or 54.69%, average investment securities decreased by $2,367,000 or 3.73% and average interest bearing deposits in other banks increased by $462,000 or 59.31%, resulting in a net increase in average earning assets of $23,589,000 or 7.83%.

The net increase in average earnings assets was funded by a net increase in average deposits of 6.56% to $301,273,000 for nine months ended September 30, 1998 from $282,719,000 for the same period in 1997. Average interest-bearing deposits increased by 7.08% to $274,573,000 for nine months ended September 30, 1998 compared to $256,415,000 for nine months ended September 30, 1997, while average noninterest-bearing deposits represented 8.86% of average total deposits for nine month ended September 30, 1998 as compared to 9.30% for the same period in 1997 and 9.46% for calendar year 1997.

Interest expense increased for the three months ended September 30, 1998 by $376,000 compared to the same period in 1997 and increased by $1,152,000 for the nine months ended September 30, 1998 compared to the same period in 1997. The increase in interest expense is primarily attributable to the increase in average interest-bearing deposits to $274,573,000 for the nine months ended September 30, 1998 compared to $256,415,000 for the nine months ended September 30, 1997 and an increase in average borrowings to $12,587,000 for the nine months ended September 30, 1998 compared to $9,241,000 for the nine months ended September 30, 1997. The combination of a decrease in net interest margin and an increase in average earning assets resulted in an increase in net interest income of $132,000 for third quarter 1998 compared to third quarter 1997 and an increase in net interest income of $277,000 for nine months ended September 30, 1998 compared to the same period in 1997.

Provision for Loan Losses
-------------------------

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans with a particular emphasis on non-accruing, past due and other loans that management believes requires attention. The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at a level that management had determined to be adequate. The provision for loan losses was $270,000 for third quarter 1998 compared to $332,000 for third quarter 1997 and $780,000 for nine months ended September 30, 1998 compared to $1,085,000 for the same period in 1997. The decrease in the provision for loan losses in both periods is attributable to a leveling off of problem loans and an adequate build-up in the loan loss reserve for any future losses. Net loan charge-offs represented 117.41% of the provision for loan losses in third quarter 1998 as compared to 101.51% in third quarter 1997. Net loan charge-offs represented 74.62% of the provision for loan losses in the nine month period ended September 30, 1998 as compared to 77.60% of the provision for loan losses
in the nine month period ended September 30, 1997.   During the first nine
months of 1998 and 1997, a net of $582,000 and $842,000, respectively was charged-off. Net loan charge-offs for the nine months ended September 30, 1998 represented 0.24% of average loans outstanding as compared to 0.37% for nine months ended September 30, 1997. At September 30, 1998 the allowance for loan losses was 1.83% of total loans outstanding as compared to an allowance for loan losses of 1.94% at September 30, 1997 and 1.95% at December 31, 1997. The allowance for loan losses of 1.83% of total loans at September 30, 1998 provided coverage of 63.26% of nonperforming loans and 59.21% of nonperforming assets, compared to 75.39% and 63.31%, respectively at September 30, 1997. The determination of the reserve rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management considers the September 30, 1998 allowance for loan losses adequate to cover potential losses in the loan portfolio.

Noninterest Income
------------------

Noninterest income consists primarily of service charges on deposit accounts. Service charges on deposit accounts amounted to $521,000 in third quarter 1998 compared to $457,000 in third quarter 1997, or an increase of 14.00% and amounted to $1,519,000 for nine months ended September 30, 1998 compared to $1,366,000 for nine months ended September 30, 1997, or an increase of 11.20%. All other non-interest income increased by $73,000 to $201,000 for third quarter 1998 from $128,000 for third quarter 1997 and all other noninterest income decreased by $78,000 to $495,000 for nine months ended September 30, 1998 from $573,000 for nine months ended September 30, 1997. The primary decrease of all other noninterest income is primarily attributable to gains realized on the sale of other assets in the nine months ended September 30, 1997 which did not recur in 1998. Additionally, credit life insurance commissions reflected a $62,000 decrease for the nine months ended September 30, 1998 as compared to the same period in 1997.

Noninterest Expense
-------------------

Noninterest expense increased by 9.59% to $2,947,000 for three months ended September 30, 1998 from $2,689,000 for the same period in 1997. Salaries and benefits increased 13.23% to $1,566,000 for third quarter 1998 from $1,383,000 for the same period in 1997 and was attributable to additional staffing for the new branches in Douglas, Tifton and Leesburg, Georgia. With the new branches, occupancy expenses also increased from $477,000 for third quarter 1998 from $395,000 for third quarter 1997, or an increase of 20.76%. All other operating expenses remained relatively flat for the two quarters. Noninterest expense increased by 5.49% to $8,115,000 for nine months ended September 30, 1998 from $7,693,000 for the same period in 1997. Salaries and benefits increased by 3.90% to $4,290,000 for nine months ended September 30, 1998 compared to $4,129,000 for the same period in 1997. Occupancy and equipment expense increased by 19.78% to $1,296,000 for nine months ended September 30, 1998 compared to $1,082,000 for the same period in 1997. Salaries and benefits and occupancy expenses increased as a result of branching into three new markets in 1998. All other noninterest expense increased by 1.89% to $2,529,000 for nine months ended September 30, 1998 compared to $2,482,000 for the same period in 1997.

Income Tax Expense
------------------

Income before taxes increased by 5.77% to $1,339,000 in third quarter 1998 from $1,266,000 in third quarter 1997 and increased by 5.56% to $4,460,000 for nine months ended September 30, 1998 compared to $4,225,000 for the same period in 1997. The increase for the nine months ended September 30, 1998 is primarily attributable to the increased net interest income. Income taxes as a percentage of income before taxes increased by 3.65% to 31.52% in third quarter 1998 as compared to 30.41% in third quarter 1997 and increased by 2.49% to 31.66% for nine months ended September 30, 1998 as compared to 30.89% for nine months ended September 30, 1997. Income tax expense increased 9.61% to $422,000 for third quarter 1998 compared to $385,000 for third quarter 1997 and increased 8.20% to $1,412,000 for nine months ended September 30, 1998 compared to $1,305,000 for the same period in 1997.

Future Outlook
--------------

Colony is an emerging company operating in an industry filled with non-regulated competitors and a rapid pace of consolidation. The balance of 1998 and 1999 brings with it new opportunities for growth in our existing markets, as well as opportunities to expand into new markets through bank acquisitions and branching. Colony has already opened new branches in Douglas, Tifton, Cordele and Leesburg during 1998. These new branches are located in four growth markets in South Georgia and will further enhance our Company's presence in South Georgia. Colony Management Services, Inc. has invested over $1,000,000 in computer up-grades and software enhancements in a major cost containment initiative. Not only will this reduce overhead through back-office consolidation, but it also will allow us to better serve our customers through improved customer data resources and state-of-the-art technological services.

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

The Company's Year 2000 Compliance Plan of Action is detailed below:

1. A master file should be created that contains all documentation relating to Year 2000 compliance. This file should contain copies of all board of directors meeting minutes that pertain to this issue, any correspondence with vendors, letters of certification of 2000 compliance, evidence of all in-house testing of software or hardware, and any other items relating to Year 2000 such as memos, releases from regulatory agencies etc.

2. In order for the Year 2000 of Action to be successful senior management must be informed and involved in the process. Progress should be documented with written reports and provided to senior management on a timely basis. Progress reports should also be made directly to the Board of Directors of both the holding company and all subsidiaries.

3. Three mission critical applications have been identified. These applications are Unisys Mainframe computer system and related equipment, ITI software that is used in conjunction with this equipment, and the Banker Systems platform software used in the subsidiary banks for the loan and deposit platform system. We have letters of certification of Year 2000 compliance from all three of these vendors. In order to assure that these systems are compliant, a program of testing will be undertaken. The basic testing will be to load some dummy CD's and loans with maturity dates after the year 2000 and test interest calculations for accuracy. The testing for the Bankers System applications will be similar.

4. Beyond the mission critical applications there are many items of hardware and software that are very important to our bank's operations. A program will be developed to identify and contact these hardware and software vendors to determine if they can certify Year 2000 Compliance. If they cannot certify Year 2000 compliance they will be asked to disclose any expected problems that the millennium change will cause in the performance of their products. It is understood that some vendors will be in the process of making the necessary changes to software and hardware to resolve Year 2000 compliance problems. It is very important that follow-up contact be made to determine the progress of these vendors. Based on the responses received management will take whatever actions are deemed necessary to resolve any problems. All personal computers in the organization will be tested to determine if the basic operating system is Year 2000 compliant. Any computers that fail this test will be repaired or replaced before the millennium change.

5. There are other less important items of equipment that may be affected by the millennium change. Items such as Fax machines, ATM'S, Telephone Banking Systems, Vaults, Security Systems are involved. A check list of these items will be developed and tested and the appropriate vendor will be contacted to obtain information about Year 2000 performance.

6. An assessment of the year 2000 processing capabilities of payment system providers will also be made. This assessment will focus on wire transfer systems, automated clearing houses, and ATM networks and any electronic data interchange systems. This will primarily be accomplished by direct written correspondence with the providers involved. Individual ATMs will also be tested through the use of the Mastercard ATM test card program. In addition a list of all lead banks from which we have purchased participations will be compiled. These banks will be contacted to determine their status on Year 2000 compliance.

7. The seriousness of this issue must be communicated at all levels of the organization. This process will start with senior management and the Board of Directors. Periodic progress reports and updated action plans will be made to the Board of Directors. Any known problems will be addressed promptly to insure adequate time for testing of new software/hardware.

The Company's Year 2000 Testing Plan is detailed below:

TIMELINES
---------

As required by the FDIC testing guidelines release of 4/10/98, testing will commence by 9/01/98 and will be completed by 12/31/98. Implementation of corrections to substandard systems should be completed by 6/30/99.

MISSION CRITICAL ITEMS
----------------------

The following items are considered to mission critical.

Unisys Clearpath mainframe computer and all related equipment.
ITI coreprocessing software.
Baynetworks Wide Area Network equipment, software.
Modems used for connection to serviced banks.
All personal computers used to control or communicate with the items above.

UNISYS CLEARPATH MAINFRAME AND ITI SOFTWARE.
-------------------------------------------

The testing of these systems will be accomplished through the use of the ITI Year 2000 test module. This module was purchased from ITI and will allow direct in-house testing of these systems. This module uses the baseline testing methodology. A 12/31/97 backup will be loaded into the system. EES Blocks for 12/31/97 will be loaded and updated and 1/02/98 IES blocks will be loaded and updated. All the normal printouts will be produced. These printouts will be used to establish a baseline for comparison. At this time the same process will be repeated with the exceptions that all items will be run through the Year 2000 module. The Year 2000 module will advance all dates in the system by 2 years (ie. 12/31/97 will become 12/31/99 & 1/02/98 will become 1/02/00). The same printouts will be produced and compared to the baseline printouts to determine if the system has properly processed these two days work. See the attached printout titled Y2K Testing Options for further explanation. It should be noted that the test can be run for any set of dates and leap year transition can be tested in the same manner. The comparison of the printouts will be performed by various qualified personnel including members of the internal audit staff.


BAYNETWORKS WIDE AREA NETWORK EQUIPMENT AND SOFTWARE & MODEMS
-------------------------------------------------------------

The testing of this equipment will be accomplished in house by resetting the dates on equipment and software to 12/31/99 and checking for a successful transition to 1/01/00. Test results will be documented and sent to subsidiary banks.

PERSONAL COMPUTERS
------------------

All personal computers will be tested with the software provided by the National Software Testing Laboratories. This software tests the BIOS chip and software for successful transition to Year 2000 dates and leap years to the Year 2009. Some PC's that will not make the transitions automatically can be manually set. This manual resetting is considered to be a viable alternative to replacement on computers not involved in mission critical applications. All testing will be documented and results will be kept in the Year 2000 project manual.

FEDERAL RESERVE - FEDLINE CONNECTION
------------------------------------

Per the Century Date Change Bulletin of March 1998 the Federal Reserve will make available six dates for the testing of connections. The dates are 9/18/98, 10/16/98, 11/20/98, and 12/11/98. It is the intention of Colony Management Services, Inc. to participate in the necessary testing of the Fedline connection on one of these dates. The test will be documented and the results will be kept in the Year 2000 Project manual.

ATM's
-----

Although Automated Teller Machines are the responsibility of the subsidiary banks, Colony Management Services personnel has been made aware of a MasterCard ATM test card program that can be used to test ATM's. This program will be obtained and used to test all ATM's of subsidiary banks. The results will be documented and kept in the Year 2000 project manual. In addition a report will be sent to each bank showing the results of the test.

INTERCEPT ATM NETWORK PROVIDER.
-------------------------------

At this time Intercept is in the process of developing testing procedures for the ATM network used by all Colony Bankcorp, Inc. subsidiaries. It is the intention of the company to participate in the testing of this network. When the full details of the testing procedures become available the plan will be amended to include them.

Bankers Systems - Loan and new accounts processing software
-----------------------------------------------------------

Colony Management Services has received testing software from Banker's Systems. The software includes all test scripts and instructions necessary to perform a full test on these applications. This software cannot be loaded on a network server system. The subsidiary banks currently use a network server type system to access this software. Colony Management Services will load a current version of the Bankers System software and the testing software on a stand alone PC and run all necessary test. The results will be documented and forwarded to the subsidiary banks.

OTHER ITEMS
-----------

There are other items of hardware and software that while not mission critical are useful in the performance of day to day operations. On a great majority of these items, letters of Year 2000 compliance have been received. At this time no plans to test these items are in place. It is believed that if a failure occurs there are viable ways to work around these items over a short term and that the long term solution will be replacement. The following is a list of items that are considered to be this type.

Microsoft Word and Excel
Cheyenne Anti-Virus and Backup Software
Lotus 123 and Amipro - Word processing and spreadsheet software
SBS Telephone Banking
Nortridge Stockholder Accounting software
Southware Payroll Software
Fax Machines
Postage Machine & Scale
Telephone System

Year 2000 Readiness
-------------------

As of 9/30/98 Colony Bankcorp, Inc. and its subsidiaries have completed the assessment phase of their Year 2000 plan and initial testing procedures have been completed on all mission critical systems. Management does not anticipate any material costs to be incurred throughout the remainder of the Year 2000 preparedness.

Liquidity
---------

The Company's goals with respect to liquidity are to ensure that sufficient funds are available to meet current operating requirements and to provide reserves against unforeseen liquidity requirements. Management continuously reviews the Company's liquidity position, which is maintained on a basis consistent with established internal guidelines and the tests and reviews of the various regulatory authorities. The Company's primary liquidity sources at September 30, 1998 included cash, due from banks, federal funds and short-term investment securities. The Company also has the ability, on a short-term basis, to borrow funds from the Federal Reserve System and to invest in Federal Funds Sold from other financial institutions. The mix of asset maturities contributes to the company's overall liquidity position.

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

Through its nine subsidiary banks, Colony Bankcorp, Inc. operates a full-service banking business and offers a broad range of retail and commercial banking services including checking, savings, NOW accounts, money market and time deposits of various types; loans for business, agriculture, real estate, personal uses, home improvement and automobiles; credit card; letters of credit; trust services investment, and discount brokerage services; IRA's, safe deposit box rentals, bank money orders, and electronic funds transfer services, including wire transfers and automated teller machines. Each of the Banks is a state chartered institution whose customer deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation.

On April 2, 1998, the Company was listed on Nasdaq National Market. The Company's common stock trades on the Nasdaq Stock Market under the symbol "CBAN". The Company presently has 926 shareholders of record as of September 30, 1998. "The Nasdaq Stock Market" or "Nasdaq" is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting and order execution systems. This market also provides specialized automation services for screen-based negotiations of transactions, on-line comparison of transactions, and a range of informational services tailored to the needs of the securities industry, investors and issuers. The Nasdaq Stock Market is operated by The Nasdaq Stock Market, Inc., a wholly-owned subsidiary of the National Association of Securities Dealers, Inc.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

A.   Exhibits - None

B. There have been no reports filed on Form 8-K for the quarter ended September 30, 1998.

                                   SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       COLONY BANKCORP, INC.


August 10, 1998
                                       /s/ James D. Minix
------------------------------         --------------------------------------
Date                                   James D. Minix, President and
                                       Chief Executive Officer


                                       /s/ Terry L. Hester
                                       --------------------------------------
                                       Terry L. Hester, Executive Vice
                                       President and Chief Financial Officer