Form 10-K405
period 1998-12-31
COLONY BANKCORP INC
filed 1999-03-29
CIK 711669

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K



[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934
     (Fee Required)


For the Fiscal Year Ended               December 31, 1998
                           ---------------------------------------------------


[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
     (No Fee Required)


For the Transition Period from ___________________________to____________________

Commission File Number              0-12436
                       --------------------------------------------------------

                                COLONY BANKCORP, INC.
-------------------------------------------------------------------------------
                  (Exact Name of Registrant Specified in its Charter)

         GEORGIA                                          58-1492391
-------------------------------                         --------------
 State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization                          Identification No.)

115 SOUTH GRANT STREET,          FITZGERALD, GEORGIA          31750
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                    (Zip Code)

Registrant's Telephone Number Including Area Code       (912) 426-6000
                                                        --------------
Securities Registered Pursuant to Section 12(b) of the Act:


       Title of Each Class           Name of Each Exchange on Which Registered

             NONE
--------------------------------     ------------------------------------------

Securities Registered Pursuant to Section 12(g) of the Act:

                        COMMON STOCK, $10.00 PAR VALUE
-------------------------------------------------------------------------------
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

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 10, 1999.


            Common Stock, par value $10.00 per share - $57,655,338

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 10, 1999.


          Common Stock, par value $10.00 per share - 2,217,513 shares

                           DOCUMENTS INCORPORATED BY REFERENCE

         Location in Form 10-K                                            Incorporated Document
--------------------------------------------      -----------------------------------------------------------------------
Part I
Item 3 - Legal Proceedings                        Page 6 of the Company's Definitive Proxy Statement dated April 7,
                                                  1999, in connection with its Annual Meeting to be held on April 27, 1999.
Part III
Item 10 - Directors, Executive Officers,          Pages 4 and 5 of the Company's Definitive Proxy Statement dated
Promoters and Control Persons; Compliance with    April 7, 1999, in connection with its Annual Meeting to be held
Section 16(a) of the Exchange Act                 on April 27, 1999.

Item 11 - Executive Compensation                  Pages 8, 9 and 10 of the Company's Definitive Proxy Statement
                                                  dated April 7, 1999, in connection with its Annual Meeting to be held on April 27, 1999.

Item 12 - Security Ownership of Certain           Pages 2 and 3 of the Company's Definitive Proxy Statement dated
Beneficial Owners and Management                  April 7, 1999, in connection with its Annual Meeting to be held on April 27, 1999.


Item 13 - Certain Relationships and               Page 6 of the Company's Definitive Proxy Statement dated April 7,
Related Transactions                              1999, in connection with its Annual Meeting to be held on April
                                                  27, 1999.

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

On November 30, 1996, the Company acquired Broxton State Bank (name subsequently changed to Colony Bank Southeast) in a business combination accounted for as a pooling of interests. Broxton State Bank became a wholly-owned subsidiary of the Company through the exchange of 157,735 shares of the Company's common stock for all of the outstanding stock of Broxton State Bank. All financial information for 1996 presented in this document is based on the assumption that the companies were combined for the full year, and financial information presented for prior years has been restated to give effect to the combination.

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

Item 1


A history of the Bank's financial position for fiscal years ended 1998, 1997 and 1996 is as follows:


                                                    1998                   1997                  1996
                                              -----------------    ------------------    ------------------
Total Assets                                    $100,903,605            $97,730,544         $95,769,043
Total Deposits                                    87,756,795             87,438,647          86,733,163
Total Stockholders' Equity                         9,593,148              9,437,047           8,079,226
Net Income                                         1,665,050              1,357,070             528,181

Number of Issued and Outstanding
  Shares                                              90,000                 90,000              90,000
Book Value Per Share                                 $106.59                $104.86              $89.77
Net Income Per Share                                   18.50                  15.08                5.87


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

Competition

The banking business in Ben Hill County is highly competitive. The Bank competes primarily with four other commercial banks operating in Ben Hill County. Additionally, the Bank competes with one credit union located in the area and, to a lesser extent, insurance companies and governmental agencies. The banking industry is also experiencing increasing competition for deposits from less traditional sources such as money market and mutual funds. The Bank also offers "NOW" accounts, individual retirement accounts, simplified pension plans, KEOGH plans and custodial accounts for minors.

Correspondents

As of December 31, 1998, the Bank had correspondent relationships with five other banks. The Bank's principal correspondent is The Bankers Bank located in Atlanta, Georgia. These correspondent banks provide certain services to the Bank such as investing its excess funds, processing checks and other items, buying and selling federal funds, handling money fund transfers and exchanges, shipping coins and currency, providing security and safekeeping of funds and other valuable items, handling loan participations and furnishing management investment advice on the Bank's securities portfolio.

Item 1



                                 ASHBURN BANK


History and Business of the Bank

Ashburn Bank was chartered as a state commercial bank in 1900 and currently operates under the Financial Institutions Code of Georgia. The Bank's deposits are insured up to $100,000 per account by the Federal Deposit Insurance Corporation. The Bank conducts business at the offices located at 515 East Washington and 416 East Washington in Ashburn, Turner County, Georgia, 1553 U.
S. Highway 19 South in Lee County, Georgia and 137 Robert B. Lee Drive in Leesburg, Lee County, Georgia. The Bank's business consists of (1) the acceptance of demand, savings and time deposits; (2) the making of loans to consumers, business and other institutions; (3) investment of excess funds and sale of federal funds, U.S. Treasury obligations and state, county and municipal bonds; and (4) certain other miscellaneous financial services usually handled for customers by commercial banks. The Bank does little mortgage lending and it does not offer trust services. It acts as an agent for Visa Card and MasterCard through The Bankers Bank.

A history of the Bank's financial position for fiscal years ended 1998, 1997 and 1996 is as follows:


                                               1998             1997             1996
                                           ------------     ------------    ------------
Total Assets                               $114,402,843     $100,172,188     $85,665,407
Total Deposits                               98,435,652       85,508,000      75,906,085
Total Stockholders' Equity                    9,638,318        8,794,312       8,294,312
Net Income                                    1,403,712        1,308,236       1,420,284

Number of Issued and Outstanding
  Shares                                         50,000           50,000          50,000
Book Value Per Share                            $192.77          $175.89         $165.89
Net Income Per Share                              28.07            26.16           28.41

Banking Facilities

The Bank's main office is located at 515 East Washington Street in Ashburn and consists of a building of approximately 13,000 square feet of office and banking space with an adjacent parking lot. A branch facility is located across the street from the main office and consists of a single story building with approximately 850 square feet and is operated with three drive-in windows. During 1996, the Bank entered into a 5-year lease agreement with Winn-Dixie Stores, Inc. to operate a retail banking facility at Winn Dixie's Lee County location. The office consists of 350 square feet and includes 3 teller positions, a new accounts area and a private office. The Bank opened a second Lee County office in October 1998. This full service facility, located within the city limits of Leesburg, consists of a two story brick building of approximately 5,000 square feet and includes three drive-in lanes. A fourth branch office is scheduled to open in Cordele, Crisp County, Georgia sometime in 1999. All other occupied premises, with the exception of the Lee County Winn Dixie location, are owned by the Bank.

Item 1


Competition

The banking business is highly competitive. The Bank competes in Turner County primarily with Community National Bank which operates out of one facility in Ashburn, Georgia. Ashburn Bank is the larger of the two banks. The Bank also competes with other financial institutions, including credit unions and finance companies and, to a lesser extent, with insurance companies and certain governmental agencies. The banking industry is also experiencing increased competition for deposits from less traditional sources such as money market and mutual funds.

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

Item 1


A history of the Bank's financial position for fiscal years ended 1998, 1997 and 1996 is as follows:

                                                 1998             1997            1996
                                            --------------  --------------   -------------
Total Assets                                  $28,075,187     $27,540,804     $24,352,566
Total Deposits                                 24,024,259      23,684,818      22,169,442
Total Stockholders' Equity                      2,431,843       2,235,004       2,087,243
Net Income                                        288,897         293,907         327,183

Number of Issued and Outstanding
  Shares                                              250             250             250
Book Value Per Share                            $9,727.37       $8,940.02       $8,348.97
Net Income Per Share                             1,155.59        1,175.63        1,308.73


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

Competition

The banking business is highly competitive. The Bank competes in Wilcox County primarily with four commercial banks and one savings and loan institution. In addition, the Bank competes with other financial institutions, including credit unions and finance companies and, to a lesser extent, insurance companies and certain governmental agencies. The banking industry is also experiencing increased competition for deposits from less traditional sources such as money market and mutual funds.

Correspondents

The Bank has correspondent relationships with the following banks: The Bankers Bank in Atlanta, Georgia; Federal Home Loan Bank, in Atlanta, Georgia; AMSouth Bank of Alabama in Birmingham, Alabama; and The Bank of Fitzgerald in Fitzgerald, Georgia. The correspondent relationships facilitate the transactions of business by means of loans, letters of credit, acceptances, collections, exchange services and data processing. As compensation for these services, the Bank maintains balances with its correspondents in noninterest-bearing accounts.

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

A history of the Bank's financial position for fiscal years ended 1998, 1997 and 1996 is as follows:


                                            1998           1997          1996
                                        -------------  ------------- ------------
Total Assets                             $45,353,965    $43,145,436   $44,528,215
Total Deposits                            41,464,683     37,576,350    39,152,059
Total Stockholders' Equity                 3,555,744      3,262,416     3,002,406
Net Income                                   382,605        310,178       414,550

Number of Issued and Outstanding
  Shares                                       1,750          1,750         1,750
Book Value Per Share                       $2,031.85      $1,864.24     $1,715.66
Net Income Per Share                          218.63         177.24        236.89



Banking Facilities

The Bank's main office is located at 600 Oak Street in Eastman, Dodge County, Georgia and consists of a building of approximately 11,000 square feet of office and banking space with an adjacent parking lot and is operated with three drive-in windows. The branch facility is located in Chester, Dodge County, Georgia and consists of a building with approximately 2,700 square feet of office and banking space and an adjacent parking lot. The Bank owns all of the premises which it occupies.

Competition

The banking business is highly competitive. The Bank competes in the Dodge County area with two other banks. In addition, the Bank competes with other financial institutions, including credit unions and finance companies and, to a lesser extent, insurance companies and certain governmental agencies. The banking industry is also experiencing increased competition for deposits from less traditional sources such as money market and mutual funds.

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

                                 BANK OF WORTH

Bank of Worth operated as a savings and loan stock association until it was acquired by the Company on July 31, 1991 at which time the association changed its name to Bank of Worth and became a state-chartered commercial bank. The Bank conducts business at its offices located at 402 West Franklin Street, Sylvester, Worth County, Georgia and 605 West Second Street, Tifton, Tift County, Georgia. The Bank's business consists of: (1) the acceptance of demand, savings and time deposits; (2) the making of loans to consumers, businesses and other institutions; (3) investment of excess funds and sale of federal funds, U.S. Treasury obligations and state, county and municipal bonds; and (4) certain other miscellaneous financial services usually handled for customers by commercial banks. The Bank's deposits are insured up to $100,000 per account by the Federal Deposit Insurance Corporation. The Bank's loan portfolio is heavily concentrated in mortgage loans due to the fact that it was previously a savings and loan. The Bank does not offer trust services. It acts as an agent for Visa Card and MasterCard through The Bankers Bank.

A history of the Bank's financial position for fiscal years ended 1998, 1997 and 1996 is as follows:


                                               1998             1997         1996
                                            -----------     -----------  -----------
Total Assets                                $55,396,303     $44,917,783  $44,924,010
Total Deposits                               51,076,265      40,970,101   41,350,280
Total Stockholders' Equity                    3,969,437       3,600,017    3,237,175
Net Income                                      454,744         595,329      433,559

Number of Issued and Outstanding
  Shares                                         95,790          95,790       95,790
Book Value Per Share                             $41.44          $37.58       $33.79
Net Income Per Share                               4.75            6.21         4.53

Banking Facilities

The Bank's main office is housed in a building located in Sylvester, Georgia. The building, which is owned by the Bank, consists of approximately 13,000 square feet, a drive-in window and an adjacent parking lot. On June 15, 1998, the Bank opened a branch office at 605 West Second Street, Tifton, Georgia. The office is a single story building of approximately 2,300 square feet with one attached drive-in window. A second branch office is scheduled to open in Moultrie, Colquitt County, Georgia sometime in 1999.

Item 1


Competition

The banking business in Worth County and Tift County is highly competitive. The Bank competes primarily with two other commercial banks operating in Worth County and six other commercial banks in Tift County. Additionally, the Bank competes with credit unions of employers located in the area and, to a lesser extent, insurance companies and governmental agencies. The banking industry is also experiencing increasing competition for deposits from less traditional sources such as money market and mutual funds.

Correspondents

As of December 31, 1998, the Bank had correspondent relationships with four other banks. The Bank's principal correspondent is The Bankers Bank located in Atlanta, Georgia. These correspondent banks provide certain services to the Bank such as investing its excess funds, processing checks and other items, buying and selling federal funds, handling money fund transfers and exchanges, shipping coins and currency, providing security and safekeeping of funds and other valuable items, handling loan participations and furnishing management investment advice on the Bank's securities portfolio.


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

The Bank is a full-service bank offering a wide variety of banking services targeted at all sectors of the Bank's primary market area. The Bank offers customary types of demand, savings, time and individual retirement accounts; installment, commercial and real estate loans; home mortgages and personal lines-of-credit; Visa and Master Card services through its correspondent, Columbus Bank & Trust; safe deposit and night depository services; cashier's checks, money orders, traveler's checks, wire transfers and various other services that can be tailored to the customer's needs. The Bank does not offer trust services at this time.

The Bank serves the residents of Coffee County, Georgia, which has a population of approximately 32,000.

Item 1


A history of the Bank's financial position for fiscal years ended 1998, 1997 and 1996 is as follows:


                                            1998             1997          1996
                                        -----------      -----------    -----------
Total Assets                            $34,925,063      $26,371,357    $23,060,340
Total Deposits                           28,405,278       22,763,357     20,540,352
Total Stockholders' Equity                3,308,576        2,265,171      2,218,141
Net Income                                   59,204          135,301        193,516

Number of Issued and Outstanding
  Shares                                     50,730           50,730         50,730
Book Value Per Share                         $65.22           $44.65         $43.72
Net Income Per Share                           1.17             2.67           3.81


Banking Facilities

The Bank operates one banking office located at 401 North Alabama Street, Broxton, Georgia which consists of approximately 5,000 square feet of space.
The building is equipped with four alarm-equipped vaults, one for safe-deposit boxes and cash storage, one for night depository service and two for record storage. The building has two drive-in systems, one commercial drawer and one pneumatic tube system. Colony Bank Southeast opened a branch office in Douglas, Georgia on July 6, 1998. The two story brick building located at 625 West Ward Street consists of approximately 8,300 square feet and provides four drive-in lanes for customer convenience.

Competition

The banking business in Coffee County is highly competitive. Colony Bank Southeast competes with six other banks and one credit union in Douglas, Georgia. The banking industry is also experiencing increased competition for deposits from less traditional sources such as money market and mutual funds.

Correspondents

The Bank has correspondent relationships with the following banks: NationsBank, Atlanta, Georgia; SunTrust Bank, Atlanta, Georgia; The Bankers Bank, Atlanta, Georgia; the Federal Home Loan Bank in Atlanta, Georgia and Columbus Bank & Trust, Columbus, Georgia. The correspondent relationships facilitate the transactions of business by means of loans, letters-of-credit, acceptances, collections, exchange services and data processing. As compensation for these services, the Bank maintains balances with its correspondents in noninterest-bearing accounts.

Item 1
                                    EMPLOYEES


As of December 31, 1998, Colony Bankcorp, Inc. and its subsidiaries employed 156 full-time employees and 26 part-time employees. Colony considers its relationship with its employees to be excellent.

The subsidiary banks have noncontributory profit-sharing plans covering all employees subject to certain minimum age and service requirements. All Banks made contributions for all eligible employees in 1998. In addition, Colony Bankcorp, Inc. and its subsidiaries maintain a comprehensive employee benefit program providing, among other benefits, hospitalization, major medical insurance and life insurance. Management considers these benefits to be competitive with those offered by other financial institutions in south Georgia. Colony's employees are not represented by any collective bargaining group.


                                MONETARY POLICY


Banking is a business that depends on interest rate differentials. In general, the difference between the interest rates paid by the Banks on their deposits and other borrowings and the interest rates received on loans extended to their customers and on securities held in their portfolios comprises the major portion of the Banks' earnings.

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

The Board and the FDIC approved minimum capital requirements for banks and bank holding companies based in part on the degrees of risk to which the institution's assets are subject. Under these rules, Colony and its subsidiary banks are required to maintain a specified minimum ratio of "qualifying" capital to risk-weighted assets. The ratio is calculated by dividing adjusted qualifying capital by a weighted risk asset base. At least 50 percent of the institution's qualifying capital must be "Core" or "Tier 1" capital. The balance may be "Supplementary" or "Tier 2" capital. For purposes of the rules, a bank holding company's Tier 1 capital is essentially equal to common stockholders' equity, including retained earnings, plus a certain amount of perpetual preferred stock, less intangible assets; Tier 2 capital includes the excess of any perpetual preferred stock not included in Tier 1 capital, mandatory convertible securities, subordinated debt and general reserves for loan and lease losses limited to 1.25 percent of total risk-weighted assets.
The weighted risk asset base is equal to the sum of the aggregate dollar value of assets and certain off balance sheet items (such as currency or interest rate swaps) in each of five separate risk categories, multiplied by a weight assigned to each specific asset category. After the items in each category have been totaled and multiplied by the category's risk factor, the total of the adjusted qualifying capital base is divided by the weighted risk assets to derive a ratio. A minimum ratio of 4.0 percent of Tier 1 or Core Capital is required and a minimum ratio of 8 percent of total risk-based capital is required. The capital regulations also require the Bank to maintain a minimum leverage ratio of 4 percent. Colony and its subsidiary banks met all regulatory capital requirements as of December 31, 1998 as discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 1


Each Bank also met its individual regulatory capital requirements as of December 31, 1997.


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

Executive Officer

The following table sets forth certain information with respect to the executive officer of the Registrant.

    Name (Age)                Position with the Registrant                     Officer Since
-------------------      --------------------------------------------------    -------------
James D. Minix (57)      President and Chief Executive Officer and Director        1994


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

Item 3

LEGAL PROCEEDINGS

Incorporated herein by reference to page 6 of the Company's Definitive Proxy Statement for Annual Meeting of Stockholders to be Held April 27, 1999, filed with the Securities and Exchange Commission on March 22, 1999 (File No. 0-18486).

Item 4
SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

No matters were submitted to a vote of the Registrant's stockholders during the fourth quarter of 1998.


Part II
Item 5
MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Effective April 2, 1998, Colony Bankcorp, Inc. common stock is quoted on the NASDAQ National Market under the symbol "CBAN." Prior to this date, there was no public market for the common stock of the registrant.

The following table sets forth the high, low and close sale prices per share of the common stock as reported on the NASDAQ National Market, and the dividends declared per share for the periods indicated.



Year Ended December 31, 1998            High             Low              Close        Per Share
----------------------------           -------          ------            ------       ---------
Fourth Quarter                         $27.00           $25.25            $25.50        $0.060
Third Quarter                           25.38            25.25             25.38         0.060
Second Quarter                          32.50            27.25             27.50         0.055
First Quarter                            N/A              N/A               N/A          0.055


On February 18, 1997, the Company's Board of Directors approved a 50 percent stock split effected in the form of a stock dividend payable to shareholders of record on July 1, 1997. All share and per share information in this report has been restated to give retroactive effect to this split. The Registrant paid cash dividends on its common stock of $510,030 or $0.235 per share and $434,654 or $0.200 per share in 1998 and 1997, respectively.

As of December 31, 1998, the Company had approximately 912 shareholders of record.

Part II
Item 6

                                                                             Year Ended December 31,
                                             ----------------------------------------------------------------------------------
                                                1998            1997                1996               1995             1994
                                             ----------------------------------------------------------------------------------
                                                                   (Dollars in Thousands, except per share data)
Selected Balance Sheet Data:
  Total Assets.............................. $381,348          $342,947           $319,540           $299,246          $268,475
  Total Loans...............................  252,864           234,288            206,863            200,837           183,499
  Total Deposits............................  330,746           298,162            285,676            271,646           244,751
  Investment Securities.....................   71,798            56,915             63,378             51,560            53,458
  Stockholders' Equity......................   33,096            28,821             25,591             23,068            18,454
Selected Income
 Statement  Data:
  Interest Income...........................   30,653            28,777             26,525             25,739            22,473
  Interest Expense..........................   15,521            13,992             13,158             12,140             9,512
                                             --------          --------           --------           --------          --------
    Net Interest Income.....................   15,132            14,785             13,367             13,599            12,961
  Provision for Loan Losses.................   11,157             1,489              2,195              3,246             2,097
  Other Income..............................    2,659             2,528              2,649              2,334             1,955
  Other Expense.............................   11,090            10,601              9,569              9,332             9,333
                                             --------          --------           --------           --------          --------
  Income Before Tax.........................    5,544             5,223              4,252              3,355             3,486
  Income Tax Expense........................    1,692             1,605              1,319                983             1,065
                                             --------          --------           --------           --------          --------
    Net Income..............................    3,852            $3,618             $2,933             $2,372            $2,421
                                             ========          ========           ========           ========          ========
Per Share Data: (a)
-------------------
  Net Income (Diluted)......................    $1.74             $1.66              $1.35              $1.15             $1.17
  Book Value................................    14.96             13.26              11.78              10.61              8.95
  Tangible Book Value.......................    14.85             13.15              11.66              11.01              8.81
  Dividends.................................     0.23              0.20               0.18               0.23              0.20

Profitability Ratios:
---------------------
  Net Income to Average Assets..............     1.09%             1.11%              0.97%              0.84%             0.90%

  Net Income to Average
  Stockholders' Equity......................    12.22%            13.21%             12.04%             11.48%            13.94%

  Net Interest Margin.......................     4.66%             4.87%              4.74%              5.20%             5.20%


Loan Quality Ratios:
-------------------
  Net Charge-Offs to Total Loans............     0.40%             0.58%              0.88%              1.18%             0.92%

  Reserve for Loan Losses
  to Total Loans and ORE....................     1.86%             1.94%              2.12%              2.00%             1.71%

  Nonperforming Assets to
  Total Loans and OREO......................     2.50%             2.51%              3.85%              2.98%             1.32%

  Reserve for Loan Losses
  to Nonperforming Loans....................... 74.55%            77.23%             54.88%             67.08%           129.39%

  Reserve for Loan Losses
  to Total Nonperforming Assets................ 65.21%            63.23%             40.75%             50.39%            69.67%


Liquidity Ratios:
-----------------
  Loans to Total Deposits...................... 76.45%            78.58%             72.41%             73.93%            74.97%

  Loans to Average Earning Assets.............. 78.17%            77.16%             73.34%             76.83%            73.66%

  Noninterest-Bearing Deposits
  to Total Deposits............................. 8.83%             9.16%             10.05%             10.26%            11.54%


Capital Adequacy Ratios:
-----------------------
  Common Stockholders' Equity to Total Assets..  8.68%             8.40%              8.01%              7.71%             6.87%

  Total Stockholders' Equity to Total Assets...  8.68%             8.40%              8.01%              7.71%             6.87%

  Dividend Payout Ratio........................ 13.24%            12.02%             13.60%             19.90%            17.27%



(a) Per share data for all periods has been retroactively restated for a 100 percent stock split on July 1, 1995 and a 50 percent stock split on July 1, 1997. All stock splits were effected in the form of dividends.

Item 7


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

Liquidity represents the ability to provide adequate sources of funds for funding loan commitments and investment activities, as well as the ability to provide sufficient funds to cover deposit withdrawals, payment of debt and financing of operations. These funds are obtained by converting assets to cash (representing primarily proceeds from collections on loans and maturities of investment securities) or by attracting and obtaining new deposits. During 1998, the Company was successful in obtaining deposits as evidenced by the fact that average deposits increased by 7.50 percent to $306,168,000 in 1998 from average deposits of $284,800,000 in 1997. Should the need arise, the Company also maintains relationships with Federal Home Loan Bank and several correspondent banks that can provide funds on short notice.

Liquidity is monitored on a regular basis by management. The Company's liquidity position remained satisfactory in 1998. Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, funds sold and investment securities) represented 30.24 percent of average deposits in 1998 as compared to 29.73 percent in 1997. Average loans represented 80.60 percent of average deposits in 1998 as compared to 80.00 percent in 1997. Average interest-bearing deposits were 85.08 percent of average earning assets in 1998 as compared to 84.92 percent in 1997.

The Company satisfies most of its capital requirements through retained earnings. During 1998, retained earnings provided $3,342,000 of additional equity. Additionally, equity increased $885,000 from stock offering proceeds realized in the first quarter of 1998 and $49,000 from the change during the year in unrealized gains (losses) on securities available for sale, net of taxes. Thus, total equity increased by a net amount of $4,276,000. In 1997, growth in equity was provided by retained earnings of $3,183,000 and increase in unrealized gain (loss) on securities available for sale, net of taxes of $47,000 for a total equity increase of $3,230,000.

As of December 31, 1998, total capital of Colony approximated $33,096,000 and there were no outstanding commitments for capital expenditures.

The Federal Reserve Board and the FDIC have issued risk-based capital guidelines for U.S. banking organizations. The objective of these efforts is to provide a more uniform framework that is sensitive to differences in risk assets among banking organizations. The guidelines define a two-tier capital framework.
Tier 1 capital consists of common stock and qualifying preferred stockholders= equity less goodwill. Tier 2 capital consists of certain convertible, subordinated and other qualifying term debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets. The Company has no Tier 2 capital other than the allowance for loan losses.

Using the capital requirements in effect at the end of 1998, the Tier 1 ratio as of December 31, 1998 was 11.91 percent and total Tier 1 and 2 risk-based capital was 13.17 percent. Both of these measures compare favorably with the regulatory minimums of 4 percent for Tier 1 and 8 percent for total risk-based capital.
The Company's Tier 1 leverage ratio was 8.83 percent as of December 31, 1998 which exceeds the required leverage ratio standard of 4 percent.

Item 7

Liquidity and Capital Resources (Continued)

For 1998, average capital was $31,524,000 representing 8.92 percent of average assets for the year. This percentage is up from the 1997 level of 8.43 percent. During the first quarter of 1998, the Company offered 44,250 shares of stock at $20.00 per share which resulted in proceeds of $885,000 and increased shares outstanding from 2,173,263 to 2,217,513.

In 1998, the Company paid annual dividends of $0.23 per share. The dividend payout ratio, defined as dividends per share divided by net income per share, was 13.22 percent in 1998 as compared with 12.05 percent in 1997.

As of December 31, 1998, management was not aware of any recommendations by regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources or results of
operations.   However, it is possible that examinations by regulatory
authorities in the future could precipitate additional loss charge-offs which could materially impact the Company's liquidity, capital resources and results of operations.

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

Net Income

Net income for the year ended December 31,1998 increased to $3,852,000 from the 1997 net income of $3,618,000, representing an increase of $234,000, or 6.47 percent. This increase is the result of an increase in net interest income of $347,000, a decrease of $332,000 in provision for loan losses and an increase of $131,000 in noninterest income. These were offset by an increase in noninterest expense of $448,000 and an increase in income tax expenses of $88,000. The expansion projects undertaken in 1998 impacted earnings approximately $300,000; however, the new offices provided $30,000,000 in asset growth during 1998 and should further enhance shareholder value as they provide additional growth in the future. On a fully-diluted per share basis, net income increased to $1.74 from the 1997 per share amount of $1.66, an $0.08 increase or 4.82 percent.

Net income for the year ended December 31, 1997 increased to $3,618,000 from the 1996 net income of $2,934,000, representing an increase of $684,000 or 23.31 percent. This increase is the result of an increase in net interest income of $1,418,000 and a $705,000 decrease in provision for loan losses. These were offset by a decrease in noninterest income of $121,000, an increase in noninterest expense of $1,032,000 and an increase in income tax expense of $286,000. On a fully-diluted per share basis, net income increased to $1.66 from the 1996 per share amount of $1.35, a $0.31 increase or 22.96 percent.

Item 7

Net Interest Margin

Net interest margin decreased to 4.66 percent in 1998 as compared to 4.91 percent in 1997. Net interest income increased by 2.35 percent to $15,132,000 in 1998 from $14,785,000 in 1997 on an increase in average earning assets to $329,109,000 in 1998 from $303,648,000 in 1997 with an interest spread of 4.08 percent in 1998 as compared to 4.29 percent in 1997. Average loans increased by $18,924,000 or 8.31 percent, average funds sold increased by $6,493,000 or 44.66 percent, average investment securities decreased by $95,000 or 1.46 percent and average interest-bearing deposits in other banks increased by $139,000 or 18.19 percent, resulting in a net increase in average earning assets of $25,461,000 or
8.39 percent.

The net increase in average assets was funded by a net increase in average deposits of 7.50 percent to $306,168,00 in 1998 from $284,800,000 in 1997.
Average interest-bearing deposits increased by 8.58 percent to $279,992,000 in 1998 from $257,871,000 in 1997 while average noninterest-bearing deposits increased 2.80 percent to $26,176,000 in 1998 from $26,929,000 in 1997. Average noninterest-bearing deposits represented 8.55 percent of total deposits in 1998 as compared to 9.46 percent in 1997.

The net interest margin decreased to 4.91 percent in 1997 as compared to 4.80 percent in 1996. Net interest income increased by 10.61 percent to $14,785,000 in 1997 from $13,367,000 in 1996 on an increase in average earning assets to $303,648,000 in 1997 from $282,066,000 in 1996 with an interest spread of 4.29 percent in 1997 as compared to 4.18 percent in 1996. Average loans increased by $18,655,000 or 8.92 percent, average funds sold decreased by $1,686,000 or 10.39 percent, average investment securities increased by $4,133,000 or 7.33 percent and average interest-bearing deposits in other banks increased by $480,000 or
169.01 percent, resulting in a net increase in average earning assets of $21,582,000 or 7.65 percent.

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

The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at a level management has determined to be adequate. The provision for loan losses was $1,157,000 in 1998 as compared to $1,489,000 in 1997, representing a decrease in the provision of $332,000 or 22.30 percent. Net loan charge-offs represented 86.95 percent of the provision for loan losses in 1998 as compared to 90.60 percent in 1997. The decrease in loan charge-offs in 1998 resulted from management's effort the past several years to improve credit quality and to eliminate weak and marginal credits. Net loan charge-offs for 1998 represented 0.41 percent of average loans outstanding as compared to 0.59 percent for 1997. As of December 31, 1998, the allowance for loan losses was 1.87 percent of total loans outstanding as compared to an allowance for loan losses of 1.95 percent of total loans

Item 7


Provision for Loan Losses (Continued)

outstanding as of December 31, 1997. The loan loss reserve of 1.87 percent of total loans outstanding provided coverage of 78.40 percent of nonperforming loans and 68.14 percent of nonperforming assets as of December 31, 1998 as compared to 77.29 percent and 63.28 percent, respectively, as of December 31, 1997. The determination of the reserve rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management considers the year-end allowance for loan losses adequate to cover potential losses in the loan portfolio.

The provision for loan losses was $1,489,000 in 1997 as compared to $2,195,000 in 1996, representing a decrease in the provision of $706,000 or 32.12 percent. Net loan charge-offs represented 90.60 percent of the provision for loan losses in 1997 as compared to 82.52 percent in 1996. The decrease in loan charge-offs in 1997 resulted from management's effort the past several years to improve credit quality and to eliminate weak and marginal credits. Net loan charge-offs for 1997 represented 0.59 percent of average loans outstanding as compared to
0.87 percent for 1996. As of December 31, 1997, the allowance for loan losses was 1.95 percent of total loans outstanding as compared to an allowance for loan losses of 2.14 percent of total loans outstanding as of December 31, 1996.


Noninterest Income

Noninterest income consists primarily of service charges on deposit accounts. Service charges on deposit accounts totaled $1,932,000 in 1998 as compared to $1,764,000 in 1997 or an increase of 9.52 percent. All other noninterest income decreased by $37,000 to $727,000 in 1998 from $764,000 in 1997. There were no significant variances in other noninterest income accounts in 1998 from 1997.

Service charges on deposit accounts totaled $1,764,000 in 1998 as compared to $1,680,000 in 1996 or an increase of 5.00 percent. All other noninterest income decreased by $205,000 to $764,000 in 1997 from $969,000 in 1996. The decrease in other noninterest income was primarily attributable to premiums on loans sold during 1997 of $15,000 compared to $189,000 in 1996.


Noninterest Expense

Noninterest expense increased by 4.60 percent to $11,088,000 in 1998 from $10,600,000 in 1997. Salaries and employee benefits increased 4.97 percent to $5,721,000 in 1998 from $5,450,000 in 1997 primarily due to increased staffing with the three branches opened in Douglas, Leesburg and Tifton during 1998. Occupancy and equipment expense increased by 19.62 percent to $1,878,000 in 1998 from $1,570,000 in 1997 primarily due to additional depreciation and occupancy expense with the three branch offices opened during 1998. All other noninterest expense decreased by 2.54 percent to $3,489,000 in 1998 from $3,580,000 in 1997. Noninterest expense for 1998 decreased due to $141,000 of nonrecurring expense included in 1997 resulting from a subsidiary bank buying out its data processing contract in order to convert to Colony's data processing system. All other expenses in the aggregate changed nominally.

Item 7


Noninterest Expense (Continued)

Noninterest expense increased by 10.77 percent to $10,600,000 in 1997 from $9,569,000 in 1996. Salaries and employee benefits increased 8.78 percent to $545,000 in 1997 from $5,009,000 in 1996 primarily due to increased staffing for the branch in Leesburg, increased health insurance premiums and profit sharing contributions. Occupancy and equipment expense increased by 28.78 percent to $1,526,000 in 1997 from $1,185,000 in 1996 primarily due to increased depreciation and occupancy expense with the Colony headquarters completed during 1997 and the depreciation expenses with data processing equipment purchased in 1997. All other noninterest expense increased by 7.41 percent to $3,625,000 in 1997 from $3,375,000 in 1996 primarily due to data processing expense incurred approximating $223,000. Of this increase, $141,000 is nonrecurring and results from a subsidiary bank buying out its data processing contract in order to convert to Colony's data processing system. All other expenses in the aggregate realized nominal change.


Income Tax Expense

Income before taxes increased by $321,000 to $5,544,000 in 1998 from $5,223,000 in 1996 with significant changes being an increase in net interest income of $347,000 in 1998 as compared to 1997, a decrease in provision for loan losses of $332,000 in 1998 as compared to 1997 and an increase in noninterest expenses net of noninterest income of $358,000 in 1998 as compared to 1997. Income tax expense increased 5.42 percent to $1,692,000 in 1998 from $1,605,000 in 1997. Income tax expense as a percentage of income before taxes decreased by 0.68 percent to 30.52 percent in 1998 from 30.73 percent in 1997.

Income before taxes increased by $971,000 to $5,223,000 in 1997 from $4,252,000 in 1996 with significant changes being a decrease in provision for loan losses of $705,000 in 1997 as compared to 1996, an increase in net interest income of $1,418,000 in 1997 as compared to 1996 and an increase in noninterest expenses net of noninterest income of $1,153,000 in 1997 as compared to 1996. Income tax expense increased 21.68 percent to $1,605,000 in 1997 from $1,319,000 in 1996.
Income tax expense as a percentage of income before taxes decreased by 0.90 percent to 30.73 percent from 31.01 percent in 1996.


Outlook for 1999

Colony is an emerging company operating in an industry filled with nonregulated competitors and a rapid pace of consolidation. The year brings with it new opportunities for growth in existing markets, as well as opportunities to expand into new markets through bank acquisitions and branching. Colony completed three new branches in 1998 which are located in Douglas, Tifton and Leesburg, Georgia. Colony has targeted new branches in two growth markets in South Georgia for 1999. These new branches will be located in Cordele and Moultrie.

Item 7


Year 2000 Compliance Issue

Colony has initiated a company-wide program to identify and address issues associated with the ability of its in-house systems and outside service providers to properly recognize date-sensitive information as a result of the century change on January 1, 2000 (Year 2000).

Colony has established a five-phase methodology for use in assessing the Year 2000 project's state of readiness. These phases are awareness, assessment, renovation, validation and implementation. An appointed Year 2000 steering committee monitors progress within these phases. These five phases are briefly defined as follows: (1) awareness - defining the problem and establishing the resources needed to achieve compliance; (2) assessment - identifying all areas of operations affected by the Year 2000 date change issue; (3) renovation - updating or replacement of affected systems; (4) validation - testing systems and evaluating the results of testing; (5) implementation - certification and acceptance of Year 2000 compliance.

The majority of the Year 2000 issues facing the Company are information technology ("IT") in nature. All IT systems, which includes mainframe and midrange computer systems are 95 percent complete in all phases. Testing of these systems has produced satisfactory results. Non-IT systems, which include embedded technology such as micro controllers, are also being considered. In addition, all third party service providers have provided the Company with documentation regarding the tested or anticipated compliance of their services. Although the Company has obtained and continues to obtain these written verifications, there can be no assurance that the potential impact of a major interruption or failure in the services provided by these companies would not have a material adverse effect on the Company's financial condition or results of operations.

Colony has established contingency plans in the event of a failure caused by the Year 2000 date change. This plan is designed to address the most likely risks facing the Company during the rollover period. Some of these risks include application system failures, power outages, security and environmental systems failures.

Colony anticipates completion of all phases by early fall of 1999 with minimal additional costs to be provided by Company earnings. The majority of remaining costs will be spent on customer assurance related expenditures.

Forward-Looking Statements

This document contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe," "estimate," "intend," "anticipate" and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates which they were made. The Company undertakes no obligations to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Users are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Users are therefore cautioned not to place undue reliance on these forward-looking statements.

Item 7

AVERAGE BALANCE SHEETS



                                              1998                            1997                         1996
                                     --------------------------  --------------------------  -----------------------------
                                     Average   Income/  Yields/  Average   Income/  Yields/  Average    Income/   Yields/
($ in thousands)                     Balances  Expense  Rates    Balances  Expense  Rates    Balances   Expense    Rates
--------------------------------------------------------------------------------------------------------------------------
Assets
Interest-Earning Assets
Loans, Net of Unearned Income
    Taxable (1)                      $246,758  $25,851 10.48%     $227,834  $24,227   10.63%    $209,179  $22,372  10.70%
                                     --------  ------- -----      --------  -------   -----     --------  -------  -----
Investment Securities
    Taxable                            52,551    3,234  6.15%       53,971    3,301    6.12%      49,380    2,962   6.00%
    Tax-Exempt (2)                      7,864      596  7.58%        6,539      492    7.52%       6,997      483   6.90%
                                     --------  ------- -----      --------  -------   -----     --------  -------  -----
      Total Investment Securities      60,415    3,830  6.34%       60,510    3,793    6.27%      56,377    3,445   6.11%
                                     --------  ------- -----      --------  -------   -----     --------  -------  -----
Interest-Bearing Deposits in
    Other Banks                           903       49  5.43%          764       46    6.02%         284        9   3.17%
                                     --------  ------- -----      --------  -------   -----     --------  -------  -----
  Funds Sold                           21,003    1,125  5.35%       14,540      823    5.66%      16,226      864   5.32%
                                     --------  ------- -----      --------  -------   -----     --------  -------  -----
    Total Interest-Earning Assets     329,109   30,855  9.38%      303,648   28,889    9.51%     282,066   26,690   9.46%
                                     --------  ------- -----      --------  -------   -----     --------  -------  -----
Noninterest-Earning Assets
  Cash                                 10,227                        8,861                         8,619
                                     --------                     --------                      --------
  Allowance for Loan Losses            (4,742)                      (4,612)                       (4,346)
  Other Assets                         18,898                       17,173                        15,837
                                     --------                     --------                      --------
    Total Noninterest-Earning
         Assets                        24,383                       21,422                        20,110
                                     --------                     --------                      --------
      Total Assets                   $353,492                     $325,070                      $302,176
                                     ========                     ========                      ========
Liabilities and Stockholders'
 Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
    Interest-Bearing Demand           $72,284  $ 2,009  2.78%      $62,436   $1,909    3.06%     $62,204   $1,863   3.00%
      and Savings
    Other Time                        207,708   12,624  6.08%      195,435   11,381    5.82%     183,458   11,167   6.09%
                                     --------  ------- -----      --------  -------   -----     --------  -------  -----
      Total Interest-Bearing
        Deposits                      279,992   14,633  5.22%      257,871   13,290    5.15%     245,662   13,030   5.30%
                                     --------  ------- -----      --------  -------   -----     --------  -------  -----
Other Interest-Bearing Liabilities
    Debt                               11,548      875  7.58%        9,813      664    6.77%       3,347      100   2.99%
    Funds Purchased and Securities
      Sold Under Agreement to
        Repurchase                      1,578       21  1.33%          558       38    6.81%         303       29   9.57%
                                     --------  ------- -----      --------  -------   -----     --------  -------  -----
        Total Other Interest-Bearing
          Liabilities                  13,126      896  6.83%       10,371      702    6.77%       3,650      129   3.53%
                                     --------  ------- -----      --------  -------   -----     --------  -------  -----
        Total Interest-Bearing
          Liabilities                 293,118   15,521  5.30%      268,242   13,992    5.22%     249,312   13,159   5.28%
                                     --------  ------- -----      --------  -------   -----     --------  -------  -----
Noninterest-Bearing Liabilities and
  Stockholders' Equity
    Demand Deposits                   26,176                        26,929                        26,380
    Other Liabilities                  2,674                         2,503                         2,121
    Stockholders' Equity              26,176                        27,396                        24,363
                                     --------                     --------                      --------
      Total Noninterest-Bearing
        Liabilities and
        Stockholders' Equity          60,374                        56,828                        52,864
                                     --------                     --------                      --------
      Total Liabilities and
        Stockholders' Equity        $353,492                      $325,070                      $302,176
                                    ========                      ========                      ========
Interest Rate Spread                                    4.08%                          4.29%                        4.18%
                                                       =====                          =====                        =====
Net Interest Income                            $15,334                      $14,897                       $13,531
                                              ========                      =======                       =======
Net Interest Margin                                     4.66%                          4.91%                        4.80%
                                                       =====                          =====                        =====

(1) The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis.

(2) Taxable-equivalent adjustments totaling $202,547, $167,180 and $164,074 for 1998, 1997 and 1996, respectively, are included in tax-exempt interest on investment securities. The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

Item 7


RATE/VOLUME ANALYSIS

The rate/volume analysis presented hereafter illustrates the change from year to year for each component of the taxable equivalent net interest income separated into the amount generated through volume changes and the amount generated by changes in the yields/rates.


                                         Changes From 1997 to 1998(1)      Changes From 1996 to 1997 (1)
($ in thousands)                         Volume      Rate      Total       Volume      Rate        Total
                                        ------------------------------  --------------------------------
Interest Income
  Loans, Net - Taxable                    $2,012      $(388)    $1,624     $1,995      $(140)      $1,855
                                        -----------------------------------------------------------------
  Investment Securities
    Taxable                                  (87)        20        (67)       275         64          339
    Tax-Exempt                               100          4        104        (32)        41            9
                                        -----------------------------------------------------------------
      Total Investment Securities             13         24         37        243        105          348
  Interest-Bearing Deposits in
    Other Banks                                8         (5)         3         15         22           37
                                        -----------------------------------------------------------------
  Funds Sold                                 368        (66)       302        (90)        49          (41)
        Total Interest Income              2,401       (435)     1,966      2,163         36        2,199
                                        -----------------------------------------------------------------
Interest Expense
   Interest-Bearing Demand and
      Savings Deposits                       301       (201)       100          7         39           46
   Time Deposits                             715        528      1,243        729       (515)         214
   Other Interest-Bearing Liabilities
   Funds Purchased and Securities
    Under Agreement
      to Repurchase                           69        (86)       (17)        24        (15)           9
    Other Debt                               117         94        211        193        371          564
                                        -----------------------------------------------------------------
      Total Interest Expense               1,202        335      1,537        953       (120)         833
                                        -----------------------------------------------------------------
Net Interest Income                       $1,199      $(770)      $429     $1,210       $156       $1,366
                                        =================================================================

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

Item 7


INTEREST RATE SENSITIVITY

The following table represents the Company's interest-sensitivity gap between interest-earning assets and interest-bearing liabilities as of December 31, 1998.


                                                      Assets and Liabilities Repricing Within
                                          ------------------------------------------------------------------
                                          3 Months    4 to 12                 1 to 5      Over 5
($ in thousands)                           or Less    Months     1 Year        Years      Years     Total
                                          ------------------------------------------------------------------
Interest-Earning Assets
  Interest-Bearing Deposits               $  1,057              $  1,057                           $  1,057
  Investment Securities                      5,476     $3,261      8,737     $43,723     $19,338     71,798
  Funds Sold                                27,795                            27,795                 27,795
  Loans, Net of Unearned Income            106,284     59,008    165,292      75,905      11,667    252,864
                                          --------   --------   --------     -------     -------   --------
     Total Interest-Earning Assets         140,612     62,269    202,881     119,628      31,005    353,514
                                          --------   --------   --------     -------     -------   --------
Interest-Bearing Liabilities
  Interest-Bearing Demand
    and Savings Deposits (1)                75,635                            75,635                 75,635
  Other Time Deposits                       64,827    118,200    183,027      42,862           6    225,895
  Short-Term Borrowings (2)                  1,806                 1,806      12,714                 14,520
                                          --------   --------   --------     -------     -------   --------
    Total Interest-Bearing Liabilities     142,268    118,200    260,468      55,576           6    316,050
                                          --------   --------   --------     -------     -------   --------
    Interest-Sensitivity Gap                (1,656)   (55,931)   (57,587)     64,052      30,999     37,464
                                          --------   --------   --------     -------     -------   --------
Cumulative Interest-Sensitivity Gap       $ (1,656)  $(57,587)  $(57,587)    $ 6,465     $37,464   $ 37,464
                                          ========   ========   ========     =======     =======   ========

Item 7

INVESTMENT PORTFOLIO

The following table presents carrying values of investment securities held by the Company as of December 31, 1998, 1997 and 1996.

($ in thousands)                                          1998        1997       1996
                                                        -------      -------    -------
U.S. Treasuries and Government Agencies                 $51,525      $36,187    $38,313
Obligations of States and Political Subdivisions          8,733        6,996      7,237
Other Securities                                          3,093        2,868      1,478
                                                        -------      -------    -------
Investment Securities                                    63,351       46,051     47,028

Mortgage Backed Securities                                8,447       10,864     16,350
                                                        -------      -------    -------
Total Investment Securities and
  Mortgage Backed Securities                            $71,798      $56,915    $63,378
                                                        =======      =======    =======


The following table represents maturities and weighted-average yields of investment securities held by the Company as of December 31, 1998.

                                                    After 1 Year But      After 5 Years But
                                 Within 1 Year       Within 5 Years        Within 10 Years   After 10 Years
                                 --------------     ----------------      ----------------   --------------
                                                  ($ in thousands: yields on a tax-equivalent basis)
                                 Amount    Yield      Amount    Yield       Amount   Yield   Amount  Yield
                                 ------    -----      ------    -----       -----    -----   -----   -----
U.S. Government Agencies         $4,511    5.283%    $37,391    5.993%     $9,623    6.080%  $   0    0.000%
Mortgage Backed Securities            0    0.000         714    6.266         826    6.495    6,907   6.646
Obligations of States and
  Political Subdivisions          1,133    5.313       5,618    4.642       1,483    4.182      499   1.256
Other Securities                  3,093    7.620           0    0.000           0    0.000        0   0.000
                                 ------    -----     -------    -----     -------    -----   ------   -----
  Total Investment Portfolio     $8,737    6.114%    $43,723    5.824%    $11,932    5.873%  $7,406   5.569%
                                 ======    =====     =======    =====     =======    =====   ======   =====

Item 7


LOANS

The following table presents the composition of the Company's loan portfolio as of December 31 for the past five years.


($ in thousands)                                        1998        1997        1996        1995        1994
                                                      --------    --------    --------     -------    --------
Commercial, Financial and Agricultural                 $44,879     $34,883     $38,776     $34,459     $31,687
Real Estate
  Construction                                             998       2,676         881         526         469
  Mortgage, Farmland                                    18,980      21,898      25,769      23,680      26,334
  Mortgage, Other                                      133,857     117,268      88,896      95,967      81,146
Consumer                                                40,928      42,956      44,608      38,865      39,263
Other                                                   13,227      14,618       7,946       7,381       4,623
                                                      --------    --------    --------     -------    --------
                                                       252,869     234,299     206,876     200,878     183,522
Unearned Discount                                           (5)        (11)        (13)        (41)        (23)
                                                        (4,726)     (4,575)     (4,435)     (4,051)     (3,179)
                                                      --------    --------    --------     -------    --------
Loans, Net                                            $248,138    $229,713    $202,428    $196,786    $180,320
                                                      ========    ========    ========    ========    ========


The following table presents total loans less unearned discount as of December 31, 1998 according to maturity distribution.


Maturity                                         ($ in thousands)
One Year or Less                                    $165,292
After One Year through Five Years                     75,905
After Five Years                                      11,667
                                                    --------
                                                    $252,864
                                                    ========


The following table presents an interest rate sensitivity analysis of the Company's loan portfolio as of December 31, 1998.


                                                  Within       1 to 5     1 to 5     After 5
($ in thousands)                                  1 Year       Years       Years      Total
                                                  --------     -------    -------    --------
Loans with
  Predetermined Interest Rates                    $ 84,890     $75,617    $11,653    $172,160
  Floating or Adjustable Interest Rates             80,402         288         14      80,704
                                                  --------     -------    -------    --------
Loans, Net of Unearned Income                     $165,292     $75,905    $11,667    $252,864
                                                  ========     =======    =======    ========

Item 7


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

The following table presents, at the dates indicated, the aggregate of nonperforming loans for the categories indicated.


                                                                        December 31,
                                                -----------------------------------------------------------
                                                  1998          1997         1996         1995        1994
                                                -------        ------       ------      -------      ------
                                                                     ($ in thousands)
Loans Accounted for on a Nonaccrual Basis        $5,823        $5,744       $7,396       $5,229      $2,197

Installment Loans and Term Loans
  Contractually Past Due 90 Days or
  More as to Interest or Principal
  Payments and Still Accruing                       296           145          364          213         237

Loans, the Terms of Which Have Been
  Renegotiated to Provide a Reduction
  or Deferral of Interest or Principal
  Because of Deterioration in the Financial
  Position of the Borrower                          220             5          321           597         23

Loans Now Current About Which There are
  Serious Doubts as to the Ability of the
  Borrower to Comply with Present Loan
  Repayment Terms                                     -             -            -             -          -



During the year ended December 31, 1998, approximately $1,410,000 of loans was charged off and approximately $403,000 was recovered on charged-off loans. All loans classified by regulatory authorities as loss during regular examinations in 1998 have been charged off. As of December 31, 1998, the allowance for loan losses was adequate to cover all loans classified by regulatory authorities as doubtful or substandard.

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

Following is an analysis of the significant off balance sheet financial instruments as of December 31, 1998 and 1997.


                                                  1998            1997
                                                --------        --------
                                                    ($ in thousands)
Commitments to Extend Credit                     $35,980         $30,197
Standby Letters of Credit                          1,346             825
                                                 -------         -------
                                                 $37,326         $31,022
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

Item 7


                        SUMMARY OF LOAN LOSS EXPERIENCE


The allowance for possible loan losses is created by direct charges to operations. Losses on loans are charged against the allowance in the period in which such loans, in management's opinion, become uncollectible. Recoveries during the period are credited to this allowance. The factors that influence management's judgment in determining the amount charged to operating expense are past loan experience, composition of the loan portfolio, evaluation of possible future losses, current economic conditions and other relevant factors. The Company's allowance for loan losses was approximately $4,726,000 as of December 31, 1998, representing 1.87 percent of year-end total loans outstanding, compared with $4,575,000 as of December 31, 1997, which represented 1.95 percent of year-end total loans outstanding. The allowance for loan losses is reviewed continuously based on management's evaluation of current risk characteristics of the loan portfolio as well as the impact of prevailing and expected economic business conditions. Management considers the allowance for loan losses adequate to cover possible loan losses on the loans outstanding.

Management has not allocated the Company's allowance for loan losses to specific categories of loans. Based on management's best estimate, approximately 10 percent of the allowance should be allocated to real estate loans, 50 percent to commercial, financial and agricultural loans and 40 percent to consumer/installment loans as of December 31, 1998.

The following table presents an analysis of the Company's loan loss experience for the periods indicated.


($ in thousands)                                        1998        1997       1996        1995        1994
                                                       ------      ------     ------      ------      ------
Allowance for Loan Losses at Beginning of Year         $4,575      $4,435     $4,051      $3,179      $2,775
                                                       ------      ------     ------      ------      ------
Charge-Offs
  Commercial, Financial and Agricultural                  617       1,026      2,294       2,042         906
  Real Estate                                             111         160          8           4          11
  Consumer                                                681         670        515         861         925
                                                       ------      ------     ------      ------      ------
                                                        1,409       1,856      2,817       2,907       1,842
                                                       ------      ------     ------      ------      ------
Recoveries
  Commercial, Financial and Agricultural                  144         219        816          77          42
  Real Estate                                              36          37          9           3           3
  Consumer                                                233         251        181         453         103
                                                       ------      ------     ------      ------      ------
                                                          403         507      1,006         533         148
                                                       ------      ------     ------      ------      ------
Net Charge-Offs                                         1,006       1,349      1,811       2,374       1,694
                                                       ------      ------     ------      ------      ------
Provision for Loans Losses                              1,157       1,489      2,195       3,246       2,098
                                                       ------      ------     ------      ------      ------
Allowance for Loan Losses at End of Year               $4,726      $4,575     $4,435      $4,051      $3,179
                                                       ======      ======     ======      ======      ======
Ratio of Net Charge-Offs to Average Loans                0.41%       0.59%      0.87%       1.19%       0.89%
                                                       ======      ======     ======      ======      ======

Item 7

DEPOSITS

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the years 1998, 1997 and 1996.


                                             1998                           1997                             1996
                                    ----------------------           -----------------------          ----------------------
                                     Average       Average           Average         Average          Average        Average
($ in thousands)                     Amount         Rate              Amount          Rate             Amount         Rate
                                     --------      -------           --------        -------          -------        -------
Noninterest-Bearing Demand Deposits  $ 26,176                        $ 26,929                         $ 26,380
Interest-Bearing Demand and Savings    72,284       2.78%              62,436        3.06%              62,204        2.99%
Time Deposits                         207,708       6.08              195,435        5.82              183,458        6.09
                                     --------       ----             --------        ----             --------        ----
                                     $306,168       5.22%            $284,800        5.15%            $272,042        5.30%
                                     ========       ====             ========        ====             ========        ====


The following table presents the maturities of the Company's other time deposits as of December 31, 1998.


                                        Other Time    Other Time
                                         Deposits      Deposits
                                         $100,000     Less Than
($ in thousands)                        or Greater    $100,000      Total
                                       -----------    ----------   -------
Months to Maturity
  3 or Less                                22,361     $ 42,466     $ 64,827
  Over 6 through 12                        38,727       79,473      118,200
  Over 12 Months                            9,908       32,960       42,868
                                           ------     --------     --------
                                           70,996     $154,899     $225,895
                                           ======     ========     ========


Return on Assets and Stockholders' Equity

The following table presents selected financial ratios for each of the periods indicated.


                                       Year Ended December 31,
                                     -------------------------
                                      1998     1997      1996
                                     -----     ----     ------
Return on Assets                      1.09%    1.11%     0.97%

Return on Equity                     12.22%   13.21%    12.04%

Dividend Payout                      13.24%   12.02%    13.60%

Equity to Assets                      8.92%    8.43%     8.06%


Item 8

FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The following consolidated financial statements of the Registrant and its subsidiaries are included on exhibit 99(b) of this Annual Report on Form 10-K:


   Consolidated Balance Sheets - December 31, 1998 and 1997

   Consolidated Statements of Income - Years Ended December 31, 1998, 1997 and 1996

   Consolidated Statements of Comprehensive Income - Years Ended December 31, 1998, 1997 and 1996

   Consolidated Statements of Stockholders' Equity - Years Ended December 31, 1998, 1997 and 1996

   Consolidated Statements of Cash Flows - Years Ended December 31, 1998, 1997 and 1996

   Notes to Consolidated Financial Statements


QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 1998 and 1997:


                                              Three Months Ended
                                     ------------------------------------
                                     Dec. 31  Sept. 30  June 30   Mar. 31
                                     -------  --------  -------   -------
                                     ($ in thousands, except per share data)
1998
Interest Income                       $7,848    $7,824   $7,519   $7,462
Interest Expense                       4,057     3,990    3,803    3,671
                                     -------    ------   ------   ------
Net Interest Income                    3,791     3,834    3,716    3,791
Provision for Loan Losses                377       270      231      279
Securities Gains                          10        29        0        2
Noninterest Income                       635       693      645      645
Noninterest Expense                    2,975     2,947    2,725    2,443
                                     -------    ------   ------   ------
Income Before Income Taxes             1,084     1,339    1,405    1,716
Provision for Income Taxes               280       422      441      549
                                     -------    ------   ------   ------
Net Income                           $   804    $  917   $  964   $1,167
                                     =======    ======   ======   ======
Net Income Per Common Share (1)
  Basic                                $0.37     $0.41    $0.43    $0.53
  Diluted                              $0.37     $0.41    $0.43    $0.53


                                            Three Months Ended
                                   -----------------------------------
                                   Dec. 31   Sept. 30  June 30  Mar. 31
                                   -------   --------  -------  -------
                                 ($ in thousands, except per share data)
1997
Interest Income                    $7,401      $7,316   $7,123   $6,937
Interest Expense                    3,680       3,614    3,408    3,290
                                   ------      ------   ------   ------
Net Interest Income                 3,721       3,702    3,715    3,647
Provision for Loan Losses             404         332      468      285
Securities Gains                        2           0        2        7
Noninterest Income                    587         585      658      687
Noninterest Expense                 2,908       2,689    2,587    2,417
                                   ------      ------   ------   ------
Income Before Income Taxes            998       1,266    1,320    1,639
Provision for Income Taxes            300         385      402      518
                                   ------      ------   ------   ------
Net Income                         $  698      $  881   $  918   $1,121
                                   ======      ======   ======   ======
Net Income Per Common Share (1)
  Basic                             $0.31       $0.41    $0.42    $0.52
  Diluted                           $0.31       $0.41    $0.42    $0.52



(1)  Adjusted for stock dividends and stock splits, as applicable.


Item 9
CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There was no accounting or disclosure disagreement or reportable event with the former or current auditors that would have required the filing of a report on Form 8-K.


Part III
Item 10
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference to pages 4 and 5 of the Company's Definitive Proxy Statement for Annual Meeting of Stockholders to be held on April 27, 1999, filed with the Securities and Exchange Commission on March 22, 1999 (File No. 0-18486).


Item 11
EXECUTIVE COMPENSATION

Incorporated herein by reference to pages 8, 9 and 10 of the Company's Definitive Proxy Statement for Annual Meeting of Stockholders to be held on April 27, 1999, filed with the Securities and Exchange Commission on March 22, 1999 (File No. 0-18486).

Item 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference to pages 2 and 3 of the Company's Definitive Proxy Statement for Annual Meeting of Stockholders to be held on April 27, 1999, filed with the Securities and Exchange Commission on March 22, 1999 (File No. 0-18486).

Item 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to page 6 of the Company's Definitive Proxy Statement for Annual Meeting of Stockholders to be held on April 27, 1999, filed with the Securities and Exchange Commission on March 22, 1999 (File No. 0-18486).


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

11                Statement Re Computation of Per Share Earnings
21                Subsidiaries of the Company
27                Financial Data Schedule
99                Additional Exhibits
99(a)             Consolidated Financial Statements
                  -Independent Auditor's Report
                  -Consolidated Balance Sheets - December 31, 1998 and 1997
                  -Consolidated Statements of Income - Years Ended December 31, 1998, 1997 and 1996
                  -Consolidated Statements of Comprehensive Income - Years Ended December 31, 1998, 1997
                  and 1996
                  -Consolidated Statements of Stockholders' Equity - Years Ended December 31, 1998, 1997
                  and 1996
                  -Consolidated Statements of Cash Flows - Years Ended December 31, 1998, 1997 and 1996
                  -Notes to Consolidated Financial Statements

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

COLONY BANKCORP, INC.

/s/ James D. Minix
------------------------------------------------
James D. Minix
President/Director/Chief Executive Officer

Date: 3/29/99

/s/ Terry L. Hester
------------------------------------------------
Terry L. Hester
Executive Vice-President/Controller/Chief
 Financial Officer/Director

Date: 3/29/99

------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Terry Coleman                                       Date:  3-29-99
--------------------------------------------------            ------------------------
Terry Coleman, Director

/s/ L. Morris Downing                                   Date:  3-29-99
--------------------------------------------------            ------------------------
L. Morris Downing, Director

/s/ Milton N. Hopkins, Jr.                              Date:  3-29-99
--------------------------------------------------            ------------------------
Milton N. Hopkins, Jr., Director

/s/ Harold E. Kimball                                   Date:  3-29-99
--------------------------------------------------            ------------------------
Harold E. Kimball, Director

/s/ Marion H. Massee, III                               Date: 3-29-99
--------------------------------------------------           ------------------------
Marion H. Massee, III, Director

/s/ Ben B. Mill, Jr.                                    Date: 3-29-99
--------------------------------------------------           ------------------------
Ben B. Mill, Jr., Director

/s/ Ralph D. Roberts, M.D.                              Date: 3-29-99
--------------------------------------------------           ------------------------
Ralph D. Roberts, M.D., Director

/s/ W. B. Roberts, Jr.                                  Date: 3-29-99
--------------------------------------------------           ------------------------
W. B. Roberts, Jr., Director

/s/ R. Sidney Ross                                      Date: 3-29-99
--------------------------------------------------           ------------------------
R. Sidney Ross, Director

/s/ Joe K. Shiver                                       Date: 3-29-99
--------------------------------------------------           ------------------------
Joe K. Shiver, Director

/s/ Curtis A. Summerlin                                 Date: 3-29-99
--------------------------------------------------           ------------------------
Curtis A. Summerlin, Director