Form 10-Q
period 1999-03-31
COLONY BANKCORP INC
filed 1999-05-12
CIK 711669

                      SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q

         QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


FOR QUARTER ENDED MARCH 31, 1999      COMMISSION FILE NUMBER 0-12436


                             COLONY BANKCORP, INC.
                             --------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           GEORGIA                                           58-1492391
           -------                                           ----------
(STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NUMBER)


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

YES    X  NO


INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE CLOSE OF THE PERIOD COVERED BY THIS REPORT.


          CLASS                               OUTSTANDING AT MARCH 31, 1999
          -----                               -----------------------------
COMMON STOCK, $1 PAR VALUE                              4,435,026

                         PART 1--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE FOLLOWING FINANCIAL STATEMENTS ARE PROVIDED FOR COLONY BANKCORP, INC. AND
SUBSIDIARIES: THE BANK OF FITZGERALD, ASHBURN BANK, COMMUNITY BANK OF WILCOX, THE BANK OF DODGE COUNTY, BANK OF WORTH, COLONY BANK SOUTHEAST AND COLONY MANAGEMENT SERVICES, INC.

     A.   CONSOLIDATED BALANCE SHEETS--MARCH 31, 1999 AND DECEMBER 31, 1998.

     B. CONSOLIDATED STATEMENTS OF INCOME--FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998.

     C. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME--FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998.

     D. CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION--FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998.

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN EXAMINED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1999 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

                     COLONY BANKCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

ASSETS                                                               MARCH 31, 1999       DECEMBER 31, 1998
                                                                     --------------       -----------------

Cash and Balances Due from Depository
     Institutions (Note 2)                                                 $ 20,011               $ 12,265
Federal Funds Sold                                                            8,630                 27,795
Investment Securities
     Available for Sale, at Fair Value                                       75,508                 70,240
     Held to Maturity, at Cost (Fair Value of $1,133,
      and $1,537, respectively) (Note 3)                                      1,160                  1,558
Loans (Notes 4 and 5)                                                       267,168                252,869
Allowance for Loan Losses                                                    (4,911)                (4,726)
Unearned Interest and Fees                                                       (2)                    (5)
                                                                           --------               --------
          Total Loans                                                       262,255                248,138

Premises and Equipment (Note 6)                                              11,908                 11,686
Other Real Estate                                                             1,514                    907
Other Assets                                                                  7,418                  8,759
                                                                           --------               --------

          Total Assets                                                     $388,404               $381,348
                                                                           ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
     Noninterest-Bearing                                                   $ 30,126               $ 29,216
     Interest-Bearing (Note 8)                                              308,011                301,530
                                                                           --------               --------
          Total Deposits                                                    338,137                330,746

Borrowed Money:
     Federal Funds Purchased                                                      0                      0
     Other Borrowed Money (Note 9)                                           13,525                 14,521
                                                                           --------               --------
          Total Borrowed Money                                               13,525                 14,521

Other Liabilities                                                             2,989                  2,985

Commitments and Contingencies (Note 11)
Stockholders' Equity:
     Common Stock, Par Value $1 & $10, respectively
     Authorized 5,000,000 shares, Issued 4,435,026 and
     2,217,573 shares as of March 31, 1999 and
     December 31, 1998, respectively*                                         4,435                 22,175
Paid-In Capital                                                              19,320                  1,580
Retained Earnings                                                            10,328                  9,425
Accumulated Other Comprehensive Income, Net of Tax                             (330)                   (84)
                                                                           --------               --------
          Total Stockholders' Equity                                         33,753                 33,096
                                                                           --------               --------

          Total Liabilities and Stockholders' Equity                       $388,404               $381,348
                                                                           ========               ========

* Par Value was reduced from $10 to $1 per share by Board of Director action on February 16, 1999.

 The accompanying notes are an integral part of these balance sheets.

                     COLONY BANKCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                  Three Months Ended
                                                              3/31/99            3/31/98
                                                            ----------         ----------
Interest Income:
     Loans, including fees                                  $    6,405         $    6,283
     Federal Funds Sold                                            218                295
     Deposits with Other Banks                                     122                 28
     Investment Securities:
     U.S. Treasury & Federal Agencies                              863                723
     State, County and Municipal                                   100                 82
     Other Investments                                              60                 51
                                                            ----------         ----------
          Total Interest Income                                  7,768              7,462
                                                            ----------         ----------

Interest Expense:
     Deposits                                                    3,820              3,477
     Federal Funds Purchased                                         1                  4
     Other Borrowed Money                                          252                190
                                                            ----------         ----------
          Total Interest Expense                                 4,073              3,671

Net Interest Income                                              3,695              3,791
Provision for Loan Losses                                          249                279
                                                            ----------         ----------
Net Interest Income After Provision                              3,446              3,512
                                                            ----------         ----------

Noninterest Income:
     Service Charge on Deposits                                    481                477
     Other Service Charges, Commissions & Fees                     144                117
     Security Gains, net                                             0                  2
     Other Income                                                  112                 51
                                                            ----------         ----------
          Total Noninterest Income                                 737                647
                                                            ----------         ----------

Noninterest Expense:
     Salaries and Employee Benefits                              1,425              1,262
     Occupancy and Equipment                                       468                400
     Other Operating Expenses                                      806                781
                                                            ----------         ----------
          Total Noninterest Expense                              2,699              2,443
                                                            ----------         ----------

Income Before Income Taxes                                       1,484              1,716
Income Taxes                                                       448                549
                                                            ----------         ----------
Net Income                                                  $    1,036         $    1,167
                                                            ==========         ==========
Net Income Per Share of Common Stock
     Basic                                                  $     0.23         $     0.26
                                                            ==========         ==========
     Diluted                                                $     0.23         $     0.26
                                                            ==========         ==========

Weighted Average Shares Outstanding*                         4,435,026          4,400,194
                                                            ==========         ==========

* All per share data has been adjusted to reflect a 2-for-1 stock split effected as a 100% stock dividend on March 31, 1999.

The accompanying notes are an integral part of these statements.

                     COLONY BANKCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                             THREE MONTHS ENDED
                                                                       3/31/99                3/31/98
                                                                      --------               --------
Net Income                                                            $  1,036               $  1,167

Other Comprehensive Income, Net of Tax
Gains (Losses) on Securities, Arising During Year                         (246)                   (17)
Reclassification Adjustment                                                  0                     (1)
                                                                      --------               --------

Unrealized Gains (Losses) on Securities                                   (246)                   (18)
                                                                      --------               --------

Comprehensive Income                                                  $    790               $  1,149
                                                                      ========               ========



The accompanying notes are an integral part of these statements.

                     COLONY BANKCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                          1999                        1998
                                                                                       ----------                  ----------
CASH FLOW FROM OPERATING ACTIVITIES
Net Income (loss)                                                                      $   1,036                   $   1,167
Adjustments to reconcile net income to net cash provided
     by operating activities:
     (Gain) loss on sale of investment securities                                              0                          (2)
Depreciation                                                                                 275                         227
Provision for loan losses                                                                    249                         279
Amortization of excess costs                                                                  12                          12
Other prepaids, deferrals and accruals, net                                                  499                       2,519
                                                                                       ---------                   ---------
          Total Adjustments                                                            $   1,035                   $   3,035
                                                                                       ---------                   ---------
          Net cash provided by operating activities                                    $   2,071                   $   4,202
                                                                                       ---------                   ---------

CASH FLOW FROM INVESTING ACTIVITIES

Purchases of securities available for sale                                              ($27,052)                   ($21,014)
Proceeds from sales of securities available for sale                                       1,873                         100
Proceeds from maturities, calls, and paydowns of
     investment securities:
          Available for Sale                                                              19,799                      18,987
          Held to Maturity                                                                   404                         186
Decrease (Increase) in interest-bearing deposits in banks                                 (9,144)                     (1,052)
(Increase) in loans                                                                      (14,302)                     (3,084)
Purchase of premises and equipment                                                          (474)                       (766)
                                                                                       ---------                   ---------
          Net cash (used in) investing activities                                       ($28,896)                    ($6,643)
                                                                                       ---------                   ---------

CASH FLOW FROM FINANCING ACTIVITIES

Net (decrease) increase in deposits                                                    $   7,391                   $   2,301
Proceeds from issuance of common stock                                                         0                         885
Federal funds purchased                                                                        0                           0
Dividends paid                                                                              (133)                       (109)
Net (decrease) increase in other borrowed money                                             (996)                     (2,359)
                                                                                       ---------                   ---------
          Net cash provided by financing activities                                    $   6,262                   $     718
                                                                                       ---------                   ---------

Net increase (decrease) in cash and cash equivalents                                     (20,563)                     (1,723)
Cash and cash equivalents at beginning of period                                          39,003                      36,290
                                                                                       ---------                   ---------
Cash and cash equivalents at end of period                                             $  18,440                   $  34,567



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

Securities available for sale are measured at fair value with unrealized gains and losses reported net of deferred taxes as a separate component of stockholders' equity. Fair value represents an approximation of realizable value as of

March 31, 1999 and December 31, 1998. Realized and unrealized gains and losses are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

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

---  ------------------------------------------------------

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

Depreciation is charged to operations over the estimated useful lives of the assets. The estimated useful lives and methods of depreciation are as follows:

Description                Life in Years             Method
-----------               --------------             ------
Banking Premises                   15-40      Straight-Line and Accelerated
Furniture and Equipment             5-10      Straight-Line and Accelerated

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

----------------------------------------------------------

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


Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 130, Reporting Comprehensive Income, with an effective date for fiscal years beginning after December 15, 1997, and earlier application encouraged. Upon adoption, comparative statements for prior years must be reclassified. SFAS 130 has been applied to the financial statements of all years presented herein.

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale, represent equity changes from economic events of the period other than transactions with owners and are reported as a separate component of the equity section of the consolidated balance sheets. Such items are considered components of other comprehensive income. The purpose of SFAS 130 is to present in the financial statements net income and all items of other comprehensive income as total comprehensive income. The adoption of SFAS 130 had no effect on Colony Bankcorp, Inc. and Subsidiaries' consolidated net income or stockholders' equity.

(2)  Cash and Balances Due from Depository Institutions
---  --------------------------------------------------

Components of cash and balances due from depository institutions at March 31, 1999 and December 31, 1998 are as follows:

                                                 March 31, 1999  December 31, 1998
                                                 --------------  -----------------
Cash on Hand and Cash Items                             $ 4,054            $ 2,933
Noninterest-Bearing Deposits with Other Banks             5,756              8,275
Interest-Bearing Deposits with Other Banks               10,201              1,057
                                                        -------            -------
                                                        $20,011            $12,265
                                                        =======            =======

(3)  Investment Securities
---  ---------------------

Investment securities as of March 31, 1999 are summarized as follows:

                                                                  Gross                Gross
                                          Amortized          Unrealized           Unrealized                 Fair
                                               Cost               Gains               Losses                Value
Securities Available for Sale:
     U.S. Treasury                          $     0               $  0                $    0             $     0
U.S. Government Agencies:
     Mortgage-Backed                          6,659                 11                   (44)              6,626
     Other                                   57,030                 20                  (231)             56,819
State, County & Municipal                     8,910                 72                   (23)              8,959
The Banker's Bank Stock                          50                  0                     0                  50
Federal Home Loan Bank Stock                  2,125                  0                     0               2,125
Marketable Equity Securities                  1,130                  0                  (201)                929
                                            -------               ----                ------             -------
                                            $75,904               $103                 ($499)            $75,508
                                            =======               ====                ======             =======

Securities Held to Maturity:
     U.S. Government Agencies               $     0               $  0                $    0             $     0
     State, County and Municipal              1,160                 11                   (38)              1,133
                                            -------               ----                ------             -------
                                            $ 1,160               $ 11                  ($38)            $ 1,133
                                            =======               ====                ======             =======

-------------------------------------

The amortized cost and fair value of investment securities as of March 31, 1999 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issures have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                    Securities
                                                              Available for Sale                      Held to Maturity
                                                      Amortized Cost        Fair Value       Amortized  Cost       Fair Value

Due in One Year or Less                                     $ 2,012           $ 2,027                $  310           $  311
Due After One Year Through Five Years                        43,923            43,851                   500              505
Due After Five Years Through Ten Years                       19,640            19,544                     0                0
Due After Ten Years                                             365               356                   350              317
                                                            -------           -------                ------           ------
                                                             65,940            65,778                 1,160            1,133

Federal Home Loan Bank Stock                                  2,125             2,125                     0                0
The Banker's Bank Stock                                          50                50                     0                0
Marketable Equity Securities                                  1,130               929                     0                0
Mortgage-Backed Securities                                    6,659             6,626                     0                0
                                                            -------           -------                ------           ------
                                                            $75,904           $75,508                $1,160           $1,133
                                                            =======           =======                ======           ======

Investment securities as of December 31, 1998 are summarized as follows:

                                                                  Gross                  Gross
                                           Amortized         Unrealized             Unrealized               Fair
                                                Cost              Gains                 Losses              Value
Securities Available for Sale:
     U.S. Treasury                           $     0               $  0                $    0             $     0
U.S. Government Agencies:
     Mortgage-Backed Securities                8,434                 40                   (26)              8,448
     Other                                    51,186                 97                   (59)             51,224
State, County & Municipal                      7,380                101                    (6)              7,475
The Banker's Bank Stock                           50                  0                     0                  50
Federal Home Loan Bank Stock                   2,094                  0                     0               2,094
Marketable Equity Securities                   1,130                  0                  (181)                949
                                             -------               ----                ------             -------
                                             $70,274               $238                 ($272)            $70,240
                                             =======               ====                ======             =======

Securities Held to Maturity:
     U.S. Government Agencies                $   300               $  0                $    0             $   300
     State, County and Municipal               1,258                 17                   (38)              1,237
                                             -------               ----                ------             -------
                                             $ 1,558               $ 17                  ($38)            $ 1,537
                                             =======               ====                ======             =======


Investment securities having a carry value approximating $24,174 and $26,373 as of March 31, 1999 and December 31, 1998, respectively, were pledged to secure public deposits and for other purposes.

(4)  Loans
---  -----

The composition of loans as of March 31, 1999 and December 31, 1998 was as follows:

                                                       March 31, 1999           December 31, 1998
                                                       --------------           -----------------
Commercial, Financial and Agricultural                       $ 47,968                    $ 44,878
Real Estate--Construction                                       2,510                         998
Real Estate--Farmland                                          16,471                      18,980
Real Estate--Other                                            145,896                     133,858
Installment Loans to Individuals                               45,513                      40,928
All Other Loans                                                 8,810                      13,227
                                                             --------                    --------
                                                             $267,168                    $252,869
                                                             ========                    ========

Nonaccrual loans are loans for which principal and interest are doubtful of collection in accordance with original loan terms and for which accruals of interest have been discontinued due to payment delinquency. Nonaccrual loans totaled $6,148 and $5,822 as of March 31, 1999 and December 31, 1998, respectively. On March 31, 1999, the Company had 90 day past due loans with principal balances of $341 and restructured loans with principal balances of $328.

Colony Bankcorp, Inc. recognizes impaired loans as nonaccrual loans delinquent in excess of 120 days for which collateral values are insufficient to recover outstanding principal and interest under original loan terms. Impaired loan data as of March 31, 1999 and December 31, 1998 was as follows:

Total Investment in Impaired Loans                       $1,353

Less Allowance for Impaired Loan Losses                    (375)
                                                        -------

Net Investment, March 31, 1999 and December 31, 1998    $   978
                                                        =======


(5)   Allowance for Loan Losses
---   -------------------------

Transactions in the allowance for loan losses are summarized below for three months ended March 31, 1999 and March 31, 1998 as follows:

                                                        March 31, 1999        March 31, 1998
                                                        --------------        --------------
Balance, Beginning                                             $4,726                $4,575
     Provision Charged to Operating Expenses                      249                   279
     Loans Charged Off                                           (153)                 (196)
     Loan Recoveries                                               89                    85
                                                               ------                ------
Balance, Ending                                                $4,911                $4,743
                                                               ======                ======

(6)    Premises and Equipment
---    ----------------------

Premises and equipment are comprised of the following as of March 31, 1999 and December 31, 1998:

                                                          March 31, 1999            December 31, 1998
                                                          --------------            -----------------
Land                                                             $ 1,437                     $ 1,437
Building                                                           8,834                       8,720
Furniture, Fixtures and Equipment                                  7,603                       7,220
Leasehold Improvements                                               206                         206
                                                                 -------                     -------
                                                                  18,080                      17,583
Accumulated Depreciation                                          (6,172)                     (5,897)
                                                                 -------                     -------
                                                                 $11,908                     $11,686
                                                                 =======                     =======

---  -----------------------------------

Certain Company facilities and equipment are leased under various operating leases. Future minimum rental payments to be paid are as follows:

         Year Ending
         December 31                        Amount
         -----------                        ------
             1999                             84
             2000                             73
             2001                             71
             2002                             70
             2003                             49
                                            ----
                                            $347
                                            ====


(7)  Income Taxes
---  ------------

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


(8)  Deposits
---  ---------
Components of interest-bearing deposits as of March 31, 1999 and December 31, 1998 are as follows:

                                             March 31, 1999         December 31, 1998
                                             --------------         -----------------
Interest-Bearing Demand                            $ 61,690                  $ 61,840
Savings                                              13,717                    13,795
Time, $100,000 and Over                              78,157                    70,996
Other Time                                          154,447                   154,899
                                                   --------                  --------
                                                   $308,011                  $301,530
                                                   ========                  ========


The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $100,000, was approximately $66,878 and $61,088 as of March 31, 1999 and December 31, 1998, respectively.

As of March 31, 1999 and December 31, 1998, the scheduled maturities of time deposits are as follows:

  Maturity                  March 31, 1999  December 31, 1998
  --------                  --------------  -----------------
  One Year and Under            $191,115           $183,027
  One to Three Years              26,898             33,437
  Three Years and Over            14,591              9,431
                                --------           --------
                                $232,604           $225,895
                                ========           ========


(9)  Other Borrowed Money
---  --------------------

Other borrowed money at March 31, 1999 and December 31, 1998 is summarized as follows:

                                                  March 31, 1999         December 31, 1998
                                                  --------------         -----------------
Federal Home Loan Bank Advances                          $11,700                   $12,700
Debentures Payable                                           267                       267
The Bank of Fitzgerald                                        51                         0
First Port City Note Payable                                 771                       771
The Bankers Bank Note Payable                                736                       783
                                                         -------                   -------
                                                         $13,525                   $14,521
                                                         =======                   =======

Advances from the Federal Home Loan Bank (FHLB) have maturities ranging from 1999 to 2008 and interest rates ranging from 5.00 percent to 6.98 percent. Under the Blanket Agreement for Advances and Security Agreement with the FHLB, residential mortgage loans are pledged as collateral for the FHLB advances outstanding.

Debentures payable were issued November 28, 1984 for $4,360. The debentures are due in annual payments of $267 plus variable interest with the unpaid balance due November 1, 1999. Collateral for the outstanding debt consists of 100 percent of the common stock of Ashburn Bank. Effective interest rate as March 31, 1999 was 8.0 percent.

The Bank of Fitzgerald note is a credit line issued on December 24, 1998 in the amount of $150 to Colony Management Services, Inc. The note is secured by assignment of contracts of Colony Managements Services with interest tied to Wall Street Prime Indicator.

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

The aggregate stated maturities of other borrowed money at March 31, 1999 are as follows:

            Year                                   Amount
            ----                                   ------
            1999                                  $   812
            2000                                    1,117
            2001                                      443
            2002                                    2,153
            2003 and Thereafter                     9,000
                                                  -------
                                                  $13,525
                                                  =======



(10)  Profit Sharing Plan
---   -------------------

The Company has a profit sharing plan that covers substantially all employees who meet certain age and service requirements. It is the Company's policy to make contributions to the plan as approved annually by the board of directors. The total provision for contributions to the plan was $264,222 for 1998.

(11) Commitments and Contingencies
---- -----------------------------

In the normal course of business, certain commitments and contingencies are incurred which are not reflected in the consolidated financial statements. The Bank had commitments under standby letters of credit to U.S. addresses approximating $1,303 as of March 31, 1999 and $1,346 as of December 31, 1998. Unfulfilled loan commitments as of March 31, 1999 and December 31, 1998 approximated $40,720 and $35,980 respectively. No losses are anticipated as a result of commitments and contingencies.

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


(12) Regulatory Capital Matters
---- --------------------------

The amount of dividends payable to the parent company from the subsidiary banks is limited by various banking regulatory agencies. The amount of cash dividends available from subsidiaries for payment in 1999 without prior approval from the banking regulatory agencies approximates $2,127. Upon approval by regulatory authorities, the banks may pay cash dividends to the parent company in excess of regulatory limitations.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The amounts and ratios as defined in regulations are presented hereafter.
Management believes, as of March 31, 1999, the Company meets all capital adequacy requirements to which it is subject and is classified as well capitalized under the regulatory framework for prompt corrective action. In the opinion of management, there are no conditions or events since prior notification of capital adequacy from the regulators that have changed the institution's category.

---- --------------------------------------

                                                                           To Be Well Capitalized
                                                         For Capital      Under Prompt Corrective
                                         Actual       Adequacy Purposes      Action Provisions

                                     Amount   Ratio    Amount     Ratio      Amount       Ratio
As of March 31, 1999

Total Capital
     to Risk-Weighted Assets         $37,026  12.97%    $22,836    8.00%       $28,545      10.00%
Tier 1 Capital
     to Risk-Weighted Assets          33,441  11.72%     11,418    4.00%        17,127       6.00%
Tier 1 Capital
     to Average Assets                33,441   8.70%     15,383    4.00%        14,273       5.00%

As of December 31, 1998

Total Capital
     to Risk-Weighted Assets         $35,891  13.21%    $21,735    8.00%       $27,169      10.00%
Tier 1 Capital
     to Risk-Weighted Assets          32,478  11.95%     10,871    4.00%        16,307       6.00%
Tier 1 Capital
     to Average Assets                32,478   8.51%     15,266    4.00%        19,082       5.00%


(13) Financial Information of Colony Bankcorp, Inc. (Parent Only)
---- ------------------------------------------------------------

The parent company's balance sheets as of March 31, 1999 and December 31, 1998 and the related statements of income are as follows:

                      COLONY BANKCORP, INC. (PARENT ONLY)
                                 BALANCE SHEETS
             FOR PERIOD ENDED MARCH 31, 1999 AND DECEMBER 31, 1998

ASSETS                                                                      March 31, 1999               December 31, 1998
                                                                            --------------               -----------------

Cash                                                                              $   215                          $   111
Investments in Subsidiaries at Equity                                              33,149                           32,718
Other                                                                               1,536                            1,508
                                                                                  -------                          -------
          Totals Assets                                                           $34,900                          $34,337
                                                                                  =======                          =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Dividends Payable                                                            $   133                          $   133
     Notes and Debentures Payable                                                   1,037                            1,037
     Other                                                                            (23)                              70
                                                                                  -------                          -------
Stockholders' Equity                                                                1,147                            1,240
     Common Stock, Par Value $10; 5,000,000 Shares
     Authorized, 2,217,513 and 2,173,263 Shares Issued
     and Outstanding as of March 31, 1999 and
     December 31, 1998, respectively                                              $ 4,435                          $22,175
Paid-In Capital                                                                    19,320                            1,580
Retained Earnings                                                                  10,328                            9,425
Accumulated Other Comprehensive Income, Net of Tax                                   (330)                             (84)
                                                                                  -------                          -------
          Total Stockholders' Equity                                               33,753                           33,096
                                                                                  -------                          -------
          Total Liabilities and Stockholders' Equity                              $34,900                          $34,337
                                                                                  =======                          =======

---- ------------------------------------------------------------------------

                      COLONY BANKCORP, INC. (PARENT ONLY)
                  STATEMENT OF INCOME AND COMPREHENSIVE INCOME
          FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

                                                                                       March 31, 1999        March 31, 1998
                                                                                       ---------------       --------------

Income                                                                                         $  463               $  375
     Dividends from Subsidiaries                                                                    0                   44
     Management Fees from Subsidiaries                                                             26                   23
                                                                                               ------               ------
     Other                                                                                     $  489               $  442

Expenses                                                                                       $   20               $   37
     Interest                                                                                      84                   73
     Salaries and Benefits                                                                         88                   96
                                                                                               ------               ------
     Other                                                                                     $  192               $  206
                                                                                               ------               ------

Income Before Taxes and Equity in Undistributed Earnings of Subsidiaries                          297                  236
     Income Tax (Benefits)                                                                        (62)                 (38)
                                                                                               ------               ------

Income Before Equity in Undistributed Earnings of Subsidiaries                                    359                  274
     Equity in Undistributed Earnings of Subsidiaries                                             677                  893
                                                                                               ------               ------

Net Income                                                                                      1,036                1,167
                                                                                               ------               ------

Other Comprehensive Income, Net of Tax
     Gains (losses) on Securities Arising During Year                                            (246)                 (17)
     Reclassification Adjustment                                                                    0                   (1)
                                                                                               ------               ------

     Unrealized Gains (Losses) in Securities                                                     (246)                 (18)
                                                                                               ------               ------

Comprehensive Income                                                                           $  790               $1,149
                                                                                               ======               ======

---- -----------------------------------------------------------------------


                      COLONY BANKCORP, INC. (PARENT ONLY)
                            STATEMENT OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

                                                                    March 31, 1999       March 31, 1998
                                                                    --------------       --------------
Cash Flows from Operating Activities
     Net Income                                                             $1,036               $1,167
     Adjustments to Reconcile Net Income to Net Cash
     Provided from Operating Activities
          Depreciation and Amortization                                         22                   17
          Equity in Undistributed Earnings of Subsidiary                      (677)                (893)
          Other                                                               (129)                 (50)
                                                                            ------               ------
                                                                               252                  241
Cash Flows from Investing Activities
     Capital Infusion in Subsidiary                                              0                    0
     Purchase of Premises and Equipment                                        (15)                  (4)
                                                                            ------               ------
                                                                               (15)                  (4)
Cash Flows from Financing Activities
     Dividends Paid                                                           (133)                (109)
     Proceeds from Issuance of Common Stock                                      0                  885
     Principal Payments on Notes and Debentures                                  0                 (918)
     Proceeds from Notes and Debentures                                          0                    0
                                                                            ------               ------
                                                                              (133)                (142)
Increase (Decrease) in Cash and Cash Equivalents                               104                   95
Cash and Cash Equivalents, Beginning                                           111                    9
                                                                            ------               ------
Cash and Cash Equivalents, Ending                                           $  215               $  104
                                                                            ======               ======


(14) Common Stock Split
---- ------------------

On February 16, 1999, the board of directors approved a 100 percent stock split to be effected on March 31, 1999 in the form of a dividend to stockholders of record on March 31, 1999. Weighted average shares and per share data for all periods presented in the accompanying consolidated financial statements and related notes have been retroactively restated to reflect the additional shares outstanding resulting from the stock split.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

Liquidity represents the ability to provide adequate sources of funds for funding loan commitments and investment activities, as well as the ability to provide sufficient funds to cover deposit withdrawals, payment of debt and financing of operations. These funds are obtained by converting assets to cash (representing primarily proceeds from collections on loans and maturities of investment securities) or by attracting and obtaining new deposits. For the three months ended March 31, 1999, the Company was successful in meeting its liquidity needs by increasing deposits 2.23% to $338,137,000 from deposits of $330,746,000 on December 31, 1998 and by reducing Federal Funds 68.95% to $8,630,000 from $27,795,000 on December 31, 1998. Should the need arise, the Company also maintains relationships with several correspondent banks that can provide funds on short notice.

The Company's liquidity position remained acceptable for the three months ended March 31, 1999. Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, funds sold and investment securities) represented 33.27% of average deposits for three months ended March 31, 1999 as compared to 30.57% of average deposits for three months ended March 31, 1998 and 30.24% of average deposits for calendar year 1998. Average loans represented 76.99% of average deposits for three months ended March 31, 1999 as compared to 79.43% for three months ended March 31, 1998 and 80.60% for calendar year 1998. Average interest-bearing deposits were 85.41% of average earning assets for three months ended March 31, 1999 as compared to 85.13% for three months ended March 31, 1998 and 85.08% for calendar year 1998.

The Company satisfies most of its capital requirements through retained earnings. During the first three months of 1999, retained earnings provided $903,000 of increase in equity. Additionally, equity capital decreased by $246,000 during the first three months of 1999 as a result of changes in unrealized losses on securities available-for-sale, net of taxes. Thus total equity increased by a net amount of $657,000 for the three month period ended March 31, 1999. This compares to growth in equity of $1,045,000 from retained earnings, $885,000 increase in proceeds from the sale of common stock and $18,000 decrease resulting from changes in unrealized losses on securities, or total equity increase of $1,912,000 for the three months ended March 31, 1998. Total equity increased by a net amount of $4,276,000 for calendar year 1998.

At March 31, 1999, total capital of Colony amounted to approximately $33,753,000. At March 31, 1999, there was an outstanding commitment for capital expenditures of approximately $1,000,000 for construction and furnishings for a new branch office to be located in Cordele, Georgia.

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

Using the capital requirements presently in effect, the Tier 1 ratio at March 31, 1999 was 11.72% and total Tier 1 and 2 risk-based capital was 12.97%. Both of these measures compare favorably with the regulatory minimums of 4% for Tier 1 and 8% for total risk-based capital. The Company's leverage ratio as of March 31, 1999 was 8.70% which exceeds the required leverage ratio standard of 4%.

For the first quarter of 1999, the Company paid quarterly dividends of $0.03 per share. The dividend payout ratio, defined as dividends per share divided by net income per share, was 13.04% for three months ended March 31, 1999 as compared to $0.0275 quarterly dividends for the three months ended March 31, 1998 and a dividend payout ratio of 10.38%.

At March 31, 1999, management was not aware of any recommendations by regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources of operations. However, it is possible that examinations by regulatory authorities in the future could precipitate additional loan charge-offs which could materially impact the Company's liquidity, capital resources and operations.

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

Net Income
----------

Net income for the three months ended March 31, 1999 was $1,036,000 as compared with $1,167,000 for the three months ended March 31, 1998, or a decrease of 11.23%. This decrease is primarily attributable to the additional overhead associated with the three new offices opened during the second half of 1998. Though these offices have temporarily depressed earnings compared to last year, they are also largely responsible for Colony's excellent growth as they have provided approximately $33 million of the $44 million asset growth from a year ago. Additionally, net income was impacted by a decrease of 65 basis points with the net interest margin.

Net Interest Margin
-------------------

The net interest margin decreased by 65 basis points to 4.22% in first quarter 1999 as compared to 4.87% in first quarter 1998. This decrease in our net interest margin was partially offset by an increase in average earning assets as the net interest income decreased by 2.53% to $3,695,000 in first quarter 1999 from $3,791,000 for the same period in 1998. Average earning assets increased to $356,892,000 in first quarter 1999 from $316,121,000 in first quarter 1998. Average loans increased by $21,839,000 or 9.26%, average investment securities increased by $16,215,000 or 28.42%, average Federal funds decreased by $5,426,000 or 25.36% and average interest-bearing deposits in other banks increased by $8,143,000 or 460.32%, resulting in a net increase in average earning assets of $40,771,000 or 12.90%.

The net increase in average earnings assets was funded by a net increase in average deposits of 2.23% to $338,137,000 for first quarter 1999 from $330,746,000 for first quarter 1998. Average interest-bearing deposits increased by 13.23% to $304,805,000 at March 31, 1999 compared to $269,183,000 at March 31, 1998, while average noninterest-bearing deposits represented 8.95% of average total deposits at March 31, 1999, compared to 9.49% at March 31, 1998 and 8.55% for calendar year 1998.

Interest expense increased for the three months ended March 31, 1999 by $402,000 compared to the same period in 1998. The increase is primarily attributable to the increase in average interest-bearing deposits to $304,805,000 at March 31, 1999 compared to $269,183,000 at March 31, 1998. The combination of the increased average earning assets, increased average interest-bearing deposits and decreased net interest margin resulted in a decrease of net interest income of $96,000 for the three months ended March 31, 1999 compared to the same period in 1998.

Provision for Loan Losses
-------------------------

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans with a particular emphasis on non-accruing, past due and other loans that management believes requires attention.

The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at a level that management has determined to be adequate. The provision for loan losses was $249,000 for the three months ended March 31, 1999 as compared to $279,000 for the three months ended March 31, 1998, representing a decrease of $30,000 or 10.75%. The decrease in the provision for loan losses during the first quarter of 1999 was attributable to a leveling off of problem loans and an adequate build-up in the loan loss reserve for any future losses. Net loan charge-offs represented 25.70% of the provision for loan losses in the first quarter 1999 as compared to 40.14% in the first quarter of 1998. Net loan charge-offs for the three months ended March 31, 1999 were 0.02% of average loans, down from 0.05% for the same period last year, reflecting the continuing emphasis by management
on high credit quality and credit management.   At March 31, 1999 the allowance
for loan losses was 1.84% of total loans outstanding as compared to an allowance for loan losses of 2.00% at March 31, 1998 and 1.87% at December 31, 1998. The allowance for loan losses of 1.84% of total loans provided coverage of 75.69% of nonperforming loans and 61.37% of nonperforming assets, compared to 63.80% and 57.32% in the first quarter of 1998 respectively. The determination of the reserve rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management considers the March 31, 1999 allowance for loan losses adequate to cover potential losses in the loan portfolio.

Noninterest Income
------------------

Noninterest income consists primarily of service charges on deposit accounts. Service charges on deposit accounts amounted to $481,000 in first quarter 1999
compared to $477,000 in first quarter 1998, or an increase of 0.84%.   All other
non-interest income increased by $86,000 to $256,000 for first quarter 1999 from $170,000 for first quarter 1998. The majority of this increase was recovery of $43,000 on a previously written down investment security at one of the subsidiary banks. Thus, total non-interest income for first quarter 1999 was $737,000 compared to $647,000 for first quarter 1998, or an increase of 13.91%.

Noninterest Expense
-------------------

Noninterest expense increased by 10.48% to $2,699,000 in three months ended March 31, 1999 from $2,443,000 for the same period in 1998. Salaries and benefits had a significant increase due to the three new offices opened during the second half of 1998 and resulted in an increase to $1,425,000 for first quarter 1999 compared to $1,262,000 for first quarter 1998, or an increase of 12.92%. The new offices also resulted in an increase in occupancy expense as first quarter 1999 occupancy expense was $468,000 compared to $400,000 for the
same period last year, or an increase of 17.00%.   All other noninterest expense
increased by $25,000 to $806,000 for first quarter 1999 from $781,000 for first quarter 1998. There were no significant variances in other noninterest expense for the two periods.

Income Tax Expense
------------------

Income before taxes decreased by $232,000 to $1,484,000 in first quarter 1999 from $1,716,000 in first quarter 1998. The decrease for the three months ended March 31, 1999 is attributable to the decrease in net interest income and the additional expenses associated with the three new offices opened during the second half of 1998. Income taxes as a percentage of income before taxes decreased by 5.63% to 30.19% in first quarter 1999 as compared to 31.99% in first quarter 1998. Income tax expense decreased 18.40% to $448,000 for first quarter 1999 as compared to $549,000 in first quarter 1998.

Future Outlook
--------------

Colony is an emerging company operating in an industry filled with non-regulated competitors and a rapid pace of consolidation. 1999 brings with it new opportunities for growth in our existing markets, as well as opportunities to expand into new markets through branch acquisitions and branching. Colony completed three new branches in 1998 which are located in Douglas, Tifton and
Leesburg.   Colony has targeted new brances in three growth  markets in South
Georgia for 1999. These new branches will be located in Cordele and Moultrie. Colony Management Services, Inc. continues to stay abreast of technology changes and its back-office consolidation effort will allow for continued reduction in overhead, while allowing the Company to better serve our customers through improved customer data resources and state-of-the-art technological services.

Year 2000 Compliance Issue
--------------------------

Colony has initiated a company-wide program to identify and address issues associated with the ability of its in-house systems and outside service providers to properly recognize date-sensitive information as a result of the century change on January 1, 2000 (Year 2000).

Colony has established a five-phase methodology for use in assessing the Year 2000 project's state of readiness. These phases are awareness, assessment, renovation, validation and implementation. An appointed Year 2000 steering committee monitors progress within these phases. These five phases are briefly defined as follows: (1) awareness--defining the problem and establishing the resources needed to achieve compliance; (2) assessment--identify all areas of operations affected by the Year 2000 date change issue: (3) renovation--updating
or replacement of affected systems;   (4) validation--testing systems and
evaluating the results of testing; (5) implementation--certification and acceptance of Year 2000 compliance.

The majority of the Year 2000 issues facing the Company are information technology ("IT") in nature. All IT systems, which includes mainframe and midrange computer systems are 95% complete in all phases. Testing of these systems has produced satisfactory results. Non-IT systems, which include embedded technology such as micro controllers, are also being considered. In addition, all third party service providers have provided the Company with documentation regarding the tested or anticipated compliance of their services. Although the Company has obtained and continues to obtain these written verifications, there can be no assurance that the potential impact of a major interruption of failure in the service provided by these companies would not have a material adverse effect on the Company's financial condition or results of operations.

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

Liquidity
---------

The Company's goals with respect to liquidity are to ensure that sufficient funds are available to meet current operating requirements and to provide reserves against unforeseen liquidity requirements. Management continuously reviews the Company's liquidity position, which is maintained on a basis consistent with established internal guidelines and the tests and reviews of the various regulatory authorities. The Company's primary liquidity sources at March 31, 1999 included cash, due from banks, federal funds and short-term investment securities. The Company also has the ability, on a short-term basis, to borrow funds from the Federal Reserve System and to invest in Federal Funds Sold from other financial institutions. The mix of asset maturities contributes to the company's overall liquidity position.

Certain Transactions
--------------------

In the normal course of business, officers and directors of the Banks, and certain business organizations and individuals associated with them, maintain a variety of banking relationships with the bank. Transactions with senior officers and directors are made on terms comparable to those available to other bank customers.


Forward-Looking Statements
--------------------------

This document contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe", "estimate", "expect", "intend", "anticipate" and similar expressions and variations thereof identify certain of such forward-looking statements, which speaks only as of the dates which they were made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Users are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Users are therefore cautioned not to place undue reliance on these forward-looking statements.


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

On April 2, 1998, the Company was listed on Nasdaq National Market. The Company's common stock trades on the Nasdaq Stock Market under the symbol "CBAN". The Company presently has 905 shareholders of record as of March 31, 1999. "The Nasdaq Stock Market" or "Nasdaq" is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting and order execution systems. This market also provides specialized automation services for screen-based negotiations of transactions, on-line comparison of transactions, and a range of informational services tailored to the needs of the securities industry, investors and issuers. The Nasdaq Stock Market is operated by The Nasdaq Stock Market, Inc., a wholly-onwed subsidiary of the National Association of Securities Dealers, Inc.



                           PART II--OTHER INFORMATION


ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

A.  Exhibits--None

B. There have been no reports filed on Form 8-K for the quarter ended March 31, 1999.

                                   SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   COLONY BANKCORP, INC.



May 8, 1999                        /s/ James D. Minix
----------------------------       ---------------------------------------------
Date                               James D. Minix, President and
                                   Chief Executive Officer


                                   /s/ Terry L. Hester
                                   ---------------------------------------------
                                   Terry L. Hester, Executive Vice President and Chief Financial Officer