Form 10-Q
period 1999-06-30
COLONY BANKCORP INC
filed 1999-08-11
CIK 711669

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                   FORM 10-Q

         QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


      FOR QUARTER ENDED JUNE 30, 1999      COMMISSION FILE NUMBER 0-12436


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

YES  X    NO


INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE CLOSE OF THE PERIOD COVERED BY THIS REPORT.


          CLASS                     OUTSTANDING AT JUNE 30, 1999
          -----                     ----------------------------
COMMON STOCK, $1 PAR VALUE                      4,435,026

                        PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE FOLLOWING FINANCIAL STATEMENTS ARE PROVIDED FOR COLONY BANKCORP, INC. AND
SUBSIDIARIES: THE BANK OF FITZGERALD, ASHBURN BANK, COMMUNITY BANK OF WILCOX, THE BANK OF DODGE COUNTY, BANK OF WORTH, COLONY BANK SOUTHEAST AND COLONY MANAGEMENT SERVICES, INC.

     A.  CONSOLIDATED BALANCE SHEETS - JUNE 30, 1999 AND DECEMBER 31, 1998.

     B. CONSOLIDATED STATEMENTS OF INCOME - FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998 AND FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998.

     C. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998 AND FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

     D. CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION - FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998.

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN EXAMINED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1999 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

                    COLONY BANKCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1999 AND DECEMBER 31, 1998
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

ASSETS                                                                        June 30, 1999          December 31, 1998
                                                                              -------------          -----------------
Cash and Balances Due from Depository
     Institutions (Note 2)                                                         $ 17,593                   $ 12,265
Federal Funds Sold                                                                   11,390                     27,795
Investment Securities
     Available for Sale, at Fair Value                                               65,120                     70,240
     Held to Maturity, at Cost (Fair Value of $1,097 and
     $1,537 respectively) (Note 3)                                                    1,126                      1,558
Loans (Notes 4 and 5)                                                               288,992                    252,869
Allowance for Loan Losses                                                            (4,383)                    (4,726)
Unearned Interest and Fees                                                               (2)                        (5)
                                                                                   --------                   --------
          Total Loans                                                               284,607                    248,138

Premises and Equipment (Note 6)                                                      12,347                     11,686
Other Real Estate                                                                     1,239                        907
Other Assets                                                                          8,126                      8,759
                                                                                   --------                   --------
          Total Assets                                                             $401,548                   $381,348
                                                                                   ========                   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
     Noninterest-Bearing                                                           $ 29,752                   $ 29,216
     Interest-Bearing (Note 8)                                                      317,768                    301,530
                                                                                   --------                   --------
          Total Deposits                                                            347,520                    330,746

Borrowed Money:
     Federal Funds Purchased                                                          3,590                          0
     Other Borrowed Money (Note 9)                                                   13,326                     14,521
                                                                                   --------                   --------
          Total Borrowed Money                                                       16,916                     14,521

Other Liabilities                                                                     3,073                      2,985

Commitments and Contingencies (Note 11)
Stockholders' Equity:
     Common Stock, Par Value $1 & $10, respectively.  Authorized
     5,000,000 shares, Issued 4,435,026 and 2,217,573 shares as of
     June 30, 1999 and December 31, 1998, respectively*                               4,435                     22,175
Paid-In Capital                                                                      19,320                      1,580
Retained Earnings                                                                    11,246                      9,425
Accumulated Other Comprehensive Income, Net of Tax                                     (962)                       (84)
                                                                                   --------                   --------
     Total Stockholders' Equity                                                      34,039                     33,096
                                                                                   --------                   --------

     Total Liabilities and Stockholders' Equity                                    $401,548                   $381,348
                                                                                   ========                   ========

*Par Value was reduced from $10 to $1 per share by Board of Director action on February 16, 1999.

The accompanying notes are an integral part of these balance sheets.

                    COLONY BANKCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                    SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                                    Three Months Ended                         Six Months Ended
                                                                 6/30/99          6/30/98                  6/30/99          6/30/98
                                                                 -------          -------                  -------         --------
Interest Income:
     Loans, including fees                                    $    6,806       $    6,312               $   13,211       $   12,595
     Federal Funds Sold                                              144              247                      362              542
     Deposits with Other Banks                                       107               27                      229               55
     Investment Securities:
     U.S. Treasury & Federal Agencies                                820              792                    1,683            1,515
     State, County and Municipal                                     116               94                      216              176
     Other Investments                                                54               47                      114               98
                                                              ----------       ----------               ----------       ----------
          Total Interest Income                                    8,047            7,519                   15,815           14,981
                                                              ----------       ----------               ----------       ----------

Interest Expense:
     Deposits                                                      3,872            3,597                    7,692            7,074
     Federal Funds Purchased                                           5                2                        6                2
     Other Borrowed Money                                            197              204                      449              398
                                                              ----------       ----------               ----------       ----------
          Total Interest Expense                                   4,074            3,803                    8,147            7,474

Net Interest Income                                                3,973            3,716                    7,668            7,507
Provision for Loan Losses                                            194              231                      443              510
                                                              ----------       ----------               ----------       ----------
Net Interest Income After Provision                                3,779            3,485                    7,225            6,997
                                                              ----------       ----------               ----------       ----------

Noninterest Income:
     Service Charge on Deposits                                      544              521                    1,025              998
     Other Service Charges, Commissions & Fees                       102               93                      246              210
     Security Gains, net                                              (2)               0                       (2)               2
     Other Income                                                    180               31                      292               82
                                                              ----------       ----------               ----------       ----------
          Total Noninterest Income                                   824              645                    1,561            1,292
                                                              ----------       ----------               ----------       ----------

Noninterest Expense:
     Salaries and Employee Benefits                                1,658            1,462                    3,083            2,724
     Occupancy and Equipment                                         484              419                      952              819
     Other Operating Expenses                                        910              844                    1,716            1,625
                                                              ----------       ----------               ----------       ----------
          Total Noninterest Expense                                3,052            2,725                    5,751            5,168
                                                              ----------       ----------               ----------       ----------

Income Before Income Taxes                                         1,551            1,405                    3,035            3,121
Income Taxes                                                         478              441                      926              990
                                                              ----------       ----------               ----------       ----------
Net Income                                                    $    1,073       $      964               $    2,109       $    2,131
                                                              ==========       ==========               ==========       ==========
Net Income Per Share of Common Stock
     Basic                                                    $     0.24       $     0.22               $     0.48       $     0.48
                                                              ==========       ==========               ==========       ==========
     Diluted                                                  $     0.24       $     0.22               $     0.48       $     0.48
                                                              ==========       ==========               ==========       ==========

Weighted Average Shares Outstanding*                           4,435,026        4,435,026                4,435,026        4,417,760
                                                              ==========       ==========               ==========       ==========

*All per share data has been adjusted to reflect a 2-for-1 stock split effected as a 100% stock dividend on March 31, 1999.

The accompanying notes are an integral part of these statements.

                     COLONY BANKCORP INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                   THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                  AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)


                                                                     THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                 6/30/99            6/30/98            6/30/99           6/30/98
                                                                --------           --------           --------          --------
Net Income                                                      $  1,073           $    964           $  2,109          $  2,131

Other Comprehensive Income, Net of Tax
Gains (Losses) on Securities, Arising During Year                   (633)                (7)              (879)              (24)
Reclassification Adjustment                                            1                  0                  1                (1)
                                                                --------           --------           --------          --------

Unrealized Gains (Losses) on Securities                             (632)                (7)              (878)              (25)
                                                                --------           --------           --------          --------

Comprehensive Income                                            $    441           $    957           $  1,231          $  2,106
                                                                ========           ========           ========          ========

The accompanying notes are an integral part of these statements.

                    COLONY BANKCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                                            1999                 1998
                                                                            ----                 ----
CASH FLOW FROM OPERATING ACTIVITIES

Net Income (loss)                                                      $   2,109            $   2,131
Adjustments to reconcile net income to net cash provided
     by operating activities:
     (Gain) loss on sale of investment securities                              2                   (2)
Depreciation                                                                 559                  459
Provision for loan losses                                                    443                  510
Amortization of excess costs                                                  24                   24
Other prepaids, deferrals and accruals, net                                 (272)                 422
                                                                       ---------            ---------
          Total Adjustments                                            $     756            $   1,413
                                                                       ---------            ---------
          Net cash provided by operating activities                    $   2,865            $   3,544
                                                                       ---------            ---------

CASH FLOW FROM INVESTING ACTIVITIES

Purchases of securities available for sale                             $  31,948)          ($  38,869)
Proceeds from sales of securities available for sale                       2,286                  849
Proceeds from maturities, calls, and paydowns of
     investment securities:
          Available for Sale                                              33,690               29,811
          Held to Maturity                                                   442                1,064
Decrease (Increase) in interest-bearing deposits in banks                 (5,623)                 358
(Increase) in loans                                                      (36,120)             (13,202)
Purchase of premises and equipment                                        (1,195)              (1,740)
                                                                       ---------            ---------
          Net cash (used in) investing activities                     ($  38,468)          ($  21,729)

CASH FLOW FROM FINANCING ACTIVITIES

Net (decrease) increase in deposits                                    $  16,774            $   4,488
Proceeds from issuance of common stock                                         0                  885
Federal funds purchased                                                    3,590                    0
Dividends paid                                                              (266)                (231)
Net (decrease) increase in other borrowed money                           (1,195)               1,999
                                                                       ---------            ---------
          Net cash provided by financing activities                       18,903                7,141
                                                                       ---------            ---------

Net increase (decrease) in cash and cash equivalents                     (16,700)             (11,044)
Cash and cash equivalents at beginning of period                          39,003               36,290
                                                                       ---------            ---------
Cash and cash equivalents at end of period                             $  22,303            $  25,246

The accompanying notes are an integral part of these statements.

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

Securities available for sale are measured at fair value with unrealized gains and losses reported net of deferred taxes as a separate component of stockholders' equity. Fair value represents an approximation of realizable value as of June 30, 1999 and December 31, 1998. Realized and unrealized gains and losses are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

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

---------------------------------------------------------

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

(2)  Cash and Balances Due from Depository Institutions
-------------------------------------------------------

Components of cash and balances due from depository institutions at June 30, 1999 and December 31, 1998 are as follows:

                                                 June 30, 1999  December 31, 1998
                                                 -------------  -----------------
Cash on Hand and Cash Items                      $       4,638  $           2,933
Noninterest-Bearing Deposits with Other Banks            6,275              8,275
Interest-Bearing Deposits with Other Banks               6,680              1,057
                                                 -------------  -----------------
                                                 $     $17,593  $          12,265
                                                 =============  =================

(3)  Investment Securities
--------------------------

Investment securities as of June 30, 1999 are summarized as follows:

                                                            Grosss                Gross
                                     Amortized          Unrealized           Unrealized           Fair
                                          Cost               Gains               Losses          Value
Securities Available for Sale:
     U.S. Treasury                   $       0          $        0           $        0      $       0
U.S. Government Agencies:
     Mortgage-Backed                     5,918                   7                  (79)         5,846
     Other                              48,302                   1                 (963)        47,340
State, County & Municipal                9,877                  39                 (110)         9,806
The Banker's Bank Stock                     50                   0                    0             50
Federal Home Loan Bank Stock             1,181                   0                    0          1,181
Marketable Equity Securities             1,130                   0                 (233)           897
                                     ---------          ----------           ----------      ---------
                                     $  66,458          $       47              ($1,385)     $  65,120
                                     =========          ==========           ==========      =========

Securities Held to Maturity:
     U.S. Government Agencies        $       0          $        0           $        0      $       0
     State, County and Municipal         1,126                   4                  (33)         1,097
                                     ---------          ----------           ----------      ---------
                                     $   1,126          $        4                 ($33)     $   1,097
                                     =========          ==========           ==========      =========

-------------------------------------

The amortized cost and fair value of investment securities as of June 30, 1999 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                Securities
                                                         Available for Sale                      Held to Maturity
                                               Amortized Cost        Fair Value       Amortized  Cost       Fair Value
Due in One Year or Less                        $        2,315        $    2,332       $           310       $      311
Due After One Year Through Five Years                  40,612            39,977                   500              501
Due After Five Years Through Ten Years                 14,889            14,488                     0                0
Due After Ten Years                                       363               349                   316              285
                                               --------------        ----------       ---------------       ----------
                                                       58,179            57,146                 1,126            1,097

Federal Home Loan Bank Stock                            1,181             1,181                     0                0
The Banker's Bank Stock                                    50                50                     0                0
Marketable Equity Securities                            1,130               897                     0                0
Mortgage-Backed Securities                              5,918             5,846                     0                0
                                               --------------        ----------       ---------------       ----------
                                               $       66,458        $   65,120       $         1,126       $    1,097
                                               ==============        ==========       ===============       ==========

Investment securities as of December 31, 1998 are summarized as follows:

                                                           Gross             Gross
                                    Amortized         Unrealized        Unrealized         Fair
                                         Cost              Gains            Losses        Value
Securities Available for Sale:
     U.S. Treasury                  $       0         $        0        $        0    $       0
U.S. Government Agencies:
     Mortgage-Backed Securities         8,434                 40               (26)       8,448
     Other                             51,186                 97               (59)      51,224
State, County & Municipal               7,380                101                (6)       7,475
The Banker's Bank Stock                    50                  0                 0           50
Federal Home Loan Bank Stock            2,094                  0                 0        2,094
Marketable Equity Securities            1,130                  0              (181)         949
                                    ---------         ----------        ----------    ---------
                                    $  70,274         $      238        $     (272)   $  70,240
                                    =========         ==========        ==========    =========

Securities Held to Maturity:
     U.S. Government Agencies       $     300         $        0        $        0    $     300
     State, County and Municipal        1,258                 17               (38)       1,237
                                    ---------         ----------        ----------    ---------
                                    $   1,558         $       17              ($38)   $   1,537
                                    =========         ==========        ==========    =========

Investment securities having a carry value approximating $26,024 and $26,373 as of June 30, 1999 and December 31, 1998, respectively, were pledged to secure public deposits and for other purposes.

(4)  Loans
----------

The composition of loans as of June 30, 1999 and December 31, 1998 was as follows:

                                                   June 30, 1999           December 31, 1998
                                               ----------------------  --------------------------
Commercial, Financial and Agricultural         $               52,995  $                   44,878
Real Estate - Construction                                      3,142                         998
Real Estate - Farmland                                         21,233                      18,980
Real Estate - Other                                           155,574                     133,858
Installment Loans to Individuals                               48,406                      40,928
All Other Loans                                                 7,642                      13,227
                                               ----------------------  --------------------------
                                               $              288,992  $                  252,869
                                               ======================  ==========================

Nonaccrual loans are loans for which principal and interest are doubtful of collection in accordance with original loan terms and for which accruals of interest have been discontinued due to payment delinquency. Nonaccrual loans totaled $5,841 and $5,822 as of June 30, 1999 and December 31, 1998, respectively. On June 30, 1999, the Company had 90 day past due loans with principal balances of $594 and restructured loans with principal balances of $324.

Colony Bankcorp, Inc. recognizes impaired loans as nonaccrual loans delinquent in excess of 120 days for which collateral values are insufficient to recover outstanding principal and interest under original loan terms. Impaired loan data as of June 30, 1999 and December 31, 1998 was as follows:

Total Investment in Impaired Loans                     $ 1,353

Less Allowance for Impaired Loan Losses                   (375)
                                                       -------

Net Investment, June 30, 1999 and December 31, 1998    $   978
                                                       =======

(5)  Allowance for Loan Losses
------------------------------

Transactions in the allowance for loan losses are summarized below for six months ended June 30, 1999 and June 30, 1998 as follows:

                                                                                 June 30, 1999                    June 30, 1998
                                                                            ------------------            ---------------------
Balance, Beginning                                                          $            4,726            $               4,575
     Provision Charged to Operating Expenses                                               443                              510
     Loans Charged Off                                                                  (1,002)                            (507)
     Loan Recoveries                                                                       216                              243
                                                                            ------------------             --------------------
Balance, Ending                                                             $            4,383             $              4,821
                                                                            ==================             ====================

(6)  Premises and Equipment
---------------------------

Premises and equipment are comprised of the following as of June 30, 1999 and December 31, 1998:

                                          June 30, 1999       December 31, 1998
                                          -------------       -----------------
Land                                      $       1,572       $           1,437
Building                                          9,307                   8,720
Furniture, Fixtures and Equipment                 7,718                   7,220
Leasehold Improvements                              206                     206
                                          -------------       -----------------
                                                 18,803                  17,583
Accumulated Depreciation                         (6,456)                 (5,897)
                                          -------------       -----------------
                                          $      12,347       $          11,686
                                          =============       =================

---------------------------------------

Certain Company facilities and equipment are leased under various operating leases. Future minimum rental payments to be paid are as follows:

               Year Ending
               December 31          Amount
               -----------          ------
                  1999                  84
                  2000                  73
                  2001                  71
                  2002                  70
                  2003                  49
                                    ------
                                    $  347
                                    ======


(7)  Income Taxes
-----------------

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


(8)  Deposits
-------------

Components of interest-bearing deposits as of June 30, 1999 and December 31, 1998 are as follows:

                                   June 30, 1999        December 31, 1998
                                   -------------        -----------------
Interest-Bearing Demand            $      60,231        $          61,840
Savings                                   14,052                   13,795
Time, $100,000 and Over                   80,095                   70,996
Other Time                               163,390                  154,899
                                   -------------        -----------------
                                   $     317,768        $         301,530
                                   =============        =================


The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $100,000, was approximately $67,875 and $61,088 as of June 30, 1999 and December 31, 1998, respectively.

As of June 30, 1999 and December 31, 19998, the scheduled maturities of time deposits are as follows:

     Maturity                   June 30, 1999   December 31, 1998
     --------                   -------------   -----------------
     One Year and Under         $    194,306      $    183,027
     One to Three Years               34,740            33,437
     Three Years and Over             14,439             9,431
                                ------------    -----------------
                                $    243,485      $    225,895
                                ============    =================

(9)  Other Borrowed Money
-------------------------

Other borrowed money at June 30, 1999 and December 31, 1998 is summarized as follows:

                                      June 30, 1999  December 31, 1998
                                      -------------  -----------------
Federal Home Loan Bank Advances       $      11,600    $      12,700
Debentures Payable                              267              267
The Bank of Fitzgerald                            0                0
First Port City Note Payable                    770              771
The Bankers Bank Note Payable                   689              783
                                      -------------    -------------
                                      $      13,326    $      14,521
                                      =============    =============

Advances from the Federal Home Loan Bank (FHLB) have maturities ranging from 1999 to 2008 and interest rates ranging from 5.00 percent to 6.98 percent. Under the Blanket Agreement for Advances and Security Agreement with the FHLB, residential mortgage loans are pledged as collateral for the FHLB advances outstanding.

Debentures payable were issued November 28, 1984 for $4,360. The debentures are due in annual payments of $267 plus variable interest with the unpaid balance due November 1, 1999. Collateral for the outstanding debt consists of 100 percent of the common stock of Ashburn Bank. Effective interest rate as June 30, 1999 was 8.0 percent.

The Bank of Fitzgerald note is a credit line issued on December 24, 1998 in the amount of $150 to Colony Management Services, Inc. The note is secured by assignment of contracts of Colony Management Services with interest tied to Wall Street Prime Indicator.

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

The aggregate stated maturities of other borrowed money at June 30, 1999 are as follows:

          Year                        Amount
          ----                       --------
          1999                       $    567
          2000                            970
          2001                            200
          2002                          2,589
          2003 and Thereafter           9,000
                                     --------
                                     $ 13,326
                                     ========



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

(11) Commitments and Contingencies
----------------------------------

In the normal course of business, certain commitments and contingencies are incurred which are not reflected in the consolidated financial statements. The Bank had commitments under standby letters of credit to U.S. addresses approximating $1,545 as of June 30, 1999 and $1,346 as of December 31, 1998. Unfulfilled loan commitments as of June 30, 1999 and December 31, 1998 approximated $45,157 and $35,980 respectively. No losses are anticipated as a result of commitments and contingencies.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The amounts and ratios as defined in regulations are presented hereafter. Management believes, as of June 30, 1999, the Company meets all capital adequacy requirements to which it is subject and is classified as well capitalized under the regulatory framework for prompt corrective action. In the opinion of management, there are no conditions or events since prior notification of capital adequacy from the regulators that have changed the institution's category.

-------------------------------------------

                                                                           To Be Well Capitalized
                                                         For Capital      Under Prompt Corrective
                                         Actual       Adequacy Purposes      Action Provisions
                                     Amount   Ratio    Amount     Ratio      Amount       Ratio
As of June 30, 1999

Total Capital
     to Risk-Weighted Assets         $38,173  12.50%    $24,425    8.00%    $30,532      10.00%
Tier 1 Capital
     to Risk-Weighted Assets          34,350  11.25%     12,213    4.00%     18,319       6.00%
Tier 1 Capital
     to Average Assets                34,350   8.71%     15,769    4.00%     19,711       5.00%

As of December 31, 1998

Total Capital
     to Risk-Weighted Assets         $35,891  13.21%    $21,735    8.00%    $27,169      10.00%
Tier 1 Capital
     to Risk-Weighted Assets          32,478  11.95%     10,871    4.00%     16,307       6.00%
Tier 1 Capital
     to Average Assets                32,478   8.51%     15,266    4.00%     19,082       5.00%


(13) Financial Information of Colony Bankcorp, Inc. (Parent Only)
-----------------------------------------------------------------

The parent company's balance sheets as of June 30, 1999 and December 31, 1998 and the related statements of income are as follows:

                      COLONY BANKCORP, INC. (PARENT ONLY)
                                BALANCE SHEETS
             FOR PERIOD ENDED JUNE 30, 1999 AND DECEMBER 31, 1998

ASSETS                                                                    June 30,               December
                                                                            1999                 31, 1998
                                                                           ------                --------
Cash                                                                       $   502                $   111
Investments in Subsidiaries at Equity                                       33,265                 32,718
Other                                                                        1,514                  1,508
                                                                           -------                -------
          Totals Assets                                                    $35,281                $34,337
                                                                           =======                =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Dividends Payable                                                     $   155                $   133
     Notes and Debentures Payable                                            1,037                  1,037
     Other                                                                      50                     70
                                                                           -------                -------
Stockholders' Equity                                                         1,242                  1,240
     Common Stock, Par Value $10; 5,000,000 Shares
     Authorized, 4,435,026 and 2,173,263 Shares Issued
     and Outstanding as of June 30, 1999 and
     December 31, 1998, respectively                                       $ 4,435                $22,175
Paid-In Capital                                                             19,320                  1,580
Retained Earnings                                                           11,246                  9,425
Accumulated Other Comprehensive Income, Net of Tax                            (962)                   (84)
                                                                           -------                -------
          Total Stockholders' Equity                                        34,039                 33,096
                                                                           -------                -------
          Total Liabilities and Stockholders' Equity                       $35,281                $34,337
                                                                           =======                =======

------------------------------------------------------------------------------

                      COLONY BANKCORP, INC. (PARENT ONLY)
                 STATEMENT OF INCOME AND COMPREHENSIVE INCOME
           FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

                                                                               June 30, 1999        June 30, 1998
                                                                               -------------        -------------
Income                                                                              $   925              $   750
   Dividends from Subsidiaries                                                            0                   88
   Management Fees from Subsidiaries                                                     45                   40
                                                                                    -------              -------
   Other                                                                            $   970              $   878

Expenses                                                                                 38                   66
   Interest                                                                             179                  157
   Salaries and Benefits                                                                197                  199
                                                                                    -------              -------
   Other                                                                            $   414              $   422
                                                                                    -------              -------

Income Before Taxes and Equity in Undistributed Earnings of Subsidiaries                556                  456
   Income Tax (Benefits)                                                               (127)                 (79)
                                                                                    -------              -------

Income Before Equity in Undistributed Earnings of Subsidiaries                          683                  535
   Equity in Undistributed Earnings of Subsidiaries                                   1,426                1,596
                                                                                    -------              -------

Net Income                                                                            2,109                2,131

Other Comprehensive Income, Net of Tax
   Gains (losses) on Securities Arising During Year                                    (879)                 (24)
   Reclassification Adjustment                                                            1                   (1)
                                                                                    -------              -------

   Unrealized Gains (Losses) in Securities                                             (878)                 (25)
                                                                                    -------              -------

Comprehensive Income                                                                $ 1,231              $ 2,106
                                                                                    =======              =======

------------------------------------------------------------------------------

                      COLONY BANKCORP, INC. (PARENT ONLY)
                            STATEMENT OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

                                                                               June 30, 1999         June 30, 1998
                                                                               -------------         -------------
Cash Flows from Operating Activities
  Net Income                                                                         $ 2,109               $ 2,131
  Adjustments to Reconcile Net Income to Net Cash
   Provided from Operating Activities
     Depreciation and Amortization                                                        44                    43
     Equity in Undistributed Earnings of Subsidiary                                   (1,426)               (1,596)
     Other                                                                               (48)                  (21)
                                                                                     -------               -------
                                                                                         679                   557
Cash Flows from Investing Activities
  Capital Infusion in Subsidiary                                                           0                     0
  Purchase of Premises and Equipment                                                     (22)                   (5)
                                                                                     -------               -------
                                                                                         (22)                   (5)
Cash Flows from Financing Activities
  Dividends Paid                                                                        (266)                 (231)
  Proceeds from Issuance of Common Stock                                                   0                   885
  Principal Payments on Notes and Debentures                                               0                  (918)
  Proceeds from Notes and Debentures                                                       0                     0
                                                                                     -------               -------
                                                                                        (266)                 (264)
Increase (Decrease) in Cash and Cash Equivalents                                         391                   288
Cash and Cash Equivalents, Beginning                                                     111                     9
                                                                                     -------               -------
Cash and Cash Equivalents, Ending                                                    $   502               $   297
                                                                                     =======               =======

(14)  Common Stock Split
------------------------

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

Liquidity represents the ability to provide adequate sources of funds for funding loan commitments and investment activities, as well as the ability to provide sufficient funds to cover deposit withdrawals, payment of debt and financing of operations. These funds are obtained by converting assets to cash (representing primarily proceeds from collections on loans and maturities of investment securities) or by attracting and obtaining new deposits. For the six months ended June 30, 1999, the Company was successful in meeting its liquidity needs by increasing deposits 5.07% to $347,520,000 from deposits of $330,746,000 on December 31, 1998 and by reducing Federal Funds 59.02% to $11,390,000 from $27,795,000 on December 31, 1998. Should the need arise, the Company also maintains relationships with several correspondent banks that can provide funds on short notice.

The Company's liquidity position remained acceptable for the six months ended June 30, 1999. Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, funds sold and investment securities) represented 31.30% of average deposits for six months ended June 30, 1999 as compared to 30.43% of average deposits for six months ended June 30, 1998 and 30.24% of average deposits for calendar year 1998. Average loans represented 78.91% of average deposits for six months ended June 30, 1999 as compared to 79.86% for six months ended June 30, 1998 and 80.60% for calendar year 1998. Average interest-bearing deposits were 84.96% of average earning assets for six months ended June 30, 1999 as compared to 84.79% for six months ended June 30, 1998 and 85.08% for calendar year 1998.

The Company satisfies most of its capital requirements through retained earnings. During the first three months of 1999, retained earnings provided $903,000 of increase in equity. Additionally, equity capital decreased by $246,000 as a result of changes in unrealized losses on securities available-for-sale, net of taxes. Thus total equity increased by a net amount of $657,000 for the first quarter of 1999. During the second quarter of 1999, retained earnings provided $918,000 of increase in equity. Additionally, equity capital decreased by $632,000 as a result of changes in unrealized losses on securities available for sale, net of taxes. Thus total equity increased by a net amount of $286,000 for the second quarter of 1999 and by a net amount of $943,000 for six months ended June 30, 1999. This compares to growth in equity through retained earnings of $1,045,000 and $842,000, respectively, for the two quarters of 1998. Additionally, equity capital decreased by $18,000 and $6,000 for the first two quarters of 1998 as a result of changes in unrealized losses on securities available for sale, net of taxes and increased by $885,000 in first quarter 1998 from proceeds realized from the sale of common stock. Thus total equity increased by a net amount of $1,912,000 for first quarter 1998 and $836,000 for second quarter 1998 for a net change of $2,748,000 for the six month period ended June 30, 1998. Total equity increased by a net amount of $4,276,000 for calendar year 1998.

At June 30, 1999, total capital of Colony amounted to approximately $34,039,000. At June 30, 1999, there was an outstanding commitment for capital expenditures of approximately $350,000 to complete construction and furnishings for a new branch office to be located in Cordele, Georgia.

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

Using the capital requirements presently in effect, the Tier 1 ratio at June 30, 1999 was 11.25% and total Tier 1 and 2 risk-based capital was 12.50%. Both of these measures compare favorably with the regulatory minimums of 4% for Tier 1 and 8% for total risk-based capital. The Company's leverage ratio as of June 30, 1999 was 8.71% which exceeds the required leverage ratio standard of 4%.

For the first quarter of 1999, the Company paid quarterly cash dividends of $0.03 per share and for the second quarter of 1999 the Company paid quarterly cash dividends of $0.035 per share, or $0.065 for the first two quarters of 1999. The dividend payout ratio, defined as dividends per share divided by net income per share, was 13.54% for six months ended

June 30, 1999 as compared to $0.055 per share for the first two quarters of 1998 or a dividend payout ratio of 11.46% for the six months ended June 30, 1998.

At June 30, 1999, management was not aware of any recommendations by regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources of operations. However, it is possible that examinations by regulatory authorities in the future could precipitate additional loan charge-offs which could materially impact the Company's liquidity, capital resources and operations

RESULTS OF OPERATION

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

Net Income
----------

Net income for the three months ended June 30, 1999 was $1,073,000 as compared with $964,000 for the three months ended June 30, 1998, or a increase of 11.31% while net income for the six months ended June 30, 1999 was $2,109,000 as compared with $2,131,000 for the six months ended June 30, 1998, or a decrease of 1.03%. Earnings are relatively flat for first half 1999 compared to the same period in 1998 due to the additional overhead associated with the three offices opened during the second half of 1998. Though these offices have temporarily caused earnings to be flat compared to last year, they are also responsible for Colony's excellent growth as they have provided approximately $38 million of the $50 million asset growth from a year ago. Additionally, net income was impacted by a decrease of 45 basis points with the net interest margin for the first half of 1999 as compared to the same period in 1998.

Net Interest Margin
-------------------

The net interest margin decreased by 25 basis points to 4.40% in second quarter 1999 as compared to 4.65% in second quarter 1998 and decreased by 46 points to 4.30% for six months ended June 30, 1999 as compared to 4.76% for the same period in 1998. Net interest income increased 6.92% as second quarter 1999 net interest income was $3,973,000 compared to $3,716,000 for the same period in 1998 on an increase in average earning assets to $368,130,000 in second quarter 1999 from $325,094,000 in second quarter 1998. Net interest income increased by 2.14% to $7,668,000 for six months ended June 30, 1999 from $7,507,000 for the same period in 1998 on an increase in average earning assets to $363,746,000 for the six months ended June 30, 1999 from $320,669,000 for the same period in 1998. For the six months ended June 30, 1999 compared to the same period in 1998, average loans increased by $28,449,000 or 11.89%, average funds sold decreased by $5,941,000 or 30.37%, average investment securities increased by $11,325,000 or 18.78%, and average interest-bearing deposits in other banks increased by $9,244,000 or 598.32%, resulting in a net increase in average earning assets of $43,077,000 or 13.43%.

The net increase in average earnings assets was funded by a net increase in average deposits of 13.24% to $339,237,000 for six months ended June 30, 1999 from $299,568,000 for the same period in 1998. Average interest-bearing deposits increased by 13.67% to $309,055,000 for six months ended June 30, 1999 compared to $271,896,000 for six months ended June 30, 1998, while average noninterest-bearing deposits represented 8.90% of average total deposits for six months ended June 30, 1999, compared to 9.24% for the same period in 1998 and 8.55% for calendar year 1998.

Interest expense increased for the three months ended June 30, 1999 by $271,000 compared to the same period in 1998 and increased by $673,000 for the six months ended June 30, 1999 compared to the same period in 1998. The increase in interest expense is primarily attributable to the increase in average interest-bearing deposits to $309,055,000 for the six months ended June 30, 1999 compared to $271,896,000 for the six months ended June 30, 1998 and an increase in average borrowings to $14,052,000 for six months ended June 30, 1999 compared to $10,631,000 for the six months ended June 30, 1998. The combination of a decrease in the net interest margin and an increase in average earning assets resulted in an increase in net interest income of $257,000 for second quarter 1999 compared to second quarter 1998 and an increase in net interest income of $161,000 for six months ended June 30, 1999 compared to the same period in 1998.

Provision for Loan Losses
-------------------------

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans with a particular emphasis on non-accruing, past due and other loans that management believes requires attention.

The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at a level that management has determined to be adequate. The provision for loan losses was $194,000 for second quarter 1999 as compared to $231,000 for second quarter 1998 and $443,000 for six months ended June 30, 1999 compared to $510,000 for the same period in 1998. The decrease in the provision for loan losses in both periods is attributable to a leveling off of problem loans and an adequate build-up in the loan loss reserve for any future losses. Net loan charge-offs represented 372.16% of the provision for loan losses in second quarter 1999 as compared to 66.66% in second quarter of 1998. During the quarter, one commercial loan totaling $637,000 was charged-off. This loan had been fully reserved for the past several years and management deemed the loan uncollectable due to recent detioriation in the line. Net loan charge-offs represented 177.43% of the provision for loan losses in the six month period ended June 30, 1999 as compared to 51.96% of the provision for loan losses in the six month period ended June 30, 1998. During the first six months of 1999 and 1998, a net of $786,000 and $264,000, respectively, was charged -off. Net loan charge-offs for the six months ended June 30, 1999 represented 0.29% of average loans outstanding as compared to 0.11% for the six months ended June 30, 1998. At June 30, 1999 the allowance for loan losses was 1.52% of total loans outstanding as compared to an allowance for loan losses of 1.95% at June 30, 1998 and 1.87% at December 31, 1998. The allowance for loan losses of 1.52% of total loans at June 30, 1999 provided coverage of 68.12% of nonperforming loans and 57.12% of nonperforming assets, compared to 61.67% and 55.65%, respectively at June 30, 1998. The determination of the reserve rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management considers the June 30, 1999 allowance for loan losses adequate to cover potential losses in the loan portfolio.

Noninterest Income
------------------

Noninterest income consists primarily of service charges on deposit accounts. Service charges on deposit accounts amounted to $544,000 in second quarter 1999 compared to $521,000 in second quarter 1998, or an increase of 4.41% and amounted to $1,025,000 for six months ended June 30, 1999 compared to $998,000 for six months ended June 30, 1998, or an increase of 2.71%. All other non-interest income increased by $156,000 to $280,000 for second quarter 1999 from $124,000 for second quarter 1998 and all other non-interest income increased by $242,000 to $536,000 for six months ended June 30, 1999 from $294,000 for the same period in 1998. The primary increase of other non-interest income was recovery of $94,000 on a previously written down investment security at one of the subsidiary banks. Other accounts with an increase in the first half of 1999 compared to the same period in 1998 include mortgage origination loan fees increasing by $28,000 to $71,000, check order income increasing by $19,000 to $33,000, gain on the sale of assets increasing by $46,000 to $41,000 and investment fee income increasing by $17,000 to $22,000. Total non-interest income for six months ended June 30, 1999 was $1,561,000 compared to $1,292,000 for the same period in 1998, or an increase of 20.82%.

Noninterest Expense
-------------------

Noninterest expense increased by 12% to $3,052,000 for second quarter 1999 from $2,725,000 for the same period in 1998 and increased by 11.28% to $5,751,000 for six months ended June 30, 1999 from $5,168,000 for the same period in 1998. Salaries and benefits and occupancy expense had significant increases due to the three new offices opened during the second half of 1998. Salaries and benefits increased 13.41% to $1,658,000 in second quarter 1999 compared to $1,462,000 for the same period in 1998 and increased 13.18% to $3,083,000 for six months ended June 30, 1999 compared to $2,724,000 for the same period a year ago. Occupancy expense increased 15.51% to $484,000 for second quarter 1999 from $419,000 for the same period in 1998 and increased 16.24% to $952,000 for six months ended June 30, 1999 from $819,000 for the same period a year ago. All other noninterest expense remained relatively flat with an increase of 5.60% to $1,716,000 for six months ended June 30, 1999 compared to $1,625,000 for the same period a year ago.

Income Tax Expense
------------------

Income before taxes increased by 10.39% to $1,551,000 in second quarter 1999 from $1,405,000 in second quarter 1998 and decreased by 2.76% to $3,035,000 for six months ended June 30, 1999 compared to $3,121,000 for the same period in 1998. Income taxes as a percentage of income before taxes decreased by 1.82% to 30.82% in second quarter 1999 as compared to 31.39% in second quarter 1998 and decreased by 3.82% to 30.51% for six months ended June 30, 1999 as compared to 31.72% for six months ended June 30, 1997. Income tax expense increased 8.39% to $478,000 for second quarter 1999 as compared to $441,000 for second quarter 1998 and decreased 6.46% to $926,000 for six months ended June 30, 1999 compared to $990,000 for the same period in 1998.

Future Outlook
--------------

Colony is an emerging company operating in an industry filled with non-regulated competitors and a rapid pace of consolidation. Colony reached a milestone during the second quarter of 1999 as total assets surpassed 400 million. 1999 brings with it new opportunities for growth in our existing markets, as well as opportunities to expand into new markets through branch acquisitions and branching. Colony completed three new branches in 1998 which are located in Douglas, Tifton and Leesburg and these new offices are largely responsible for Colony's excellent growth as they have provided approximately $38 million of the $50 million asset growth from a year ago. Colony has targeted two additional branches for 1999 as it will open a new office in Cordele in September, 1999 and open an additional office in Douglas in August, 1999. A new office is scheduled to open in Moultrie during the first quarter of 2000. Colony Management Services, Inc. continues to stay abreast of technology changes and its back-office consolidation effort will allow for continued reduction in overhead, while allowing the Company to better serve our customers through improved customer data resources and state-of-the-art technological services.

Year 2000 Compliance Issue
--------------------------

Colony has initiated a company-wide program to identify and address issues associated with the ability of its in-house systems and outside service providers to properly recognize date-sensitive information as a result of the century change on January 1, 2000 (Year 2000).

Colony has established a five-phase methodology for use in assessing the Year 2000 project's state of readiness. These phases are awareness, assessment, renovation, validation and implementation. An appointed Year 2000 steering committee monitors progress within these phases. These five phases are briefly defined as follows: (1) awareness - defining the problem and establishing the resources needed to achieve compliance; (2) assessment - identify all areas of operations affected by the Year 2000 date change issue: (3) renovation -updating or replacement of affected systems; (4) validation - testing systems and evaluating the results of testing; (5) implementation - certification and acceptance of Year 2000 compliance.

The majority of the Year 2000 issues facing the Company are information technology ("IT") in nature. All IT systems, which includes mainframe and midrange computer systems are 99% complete in all phases. Testing of these systems has produced satisfactory results. Non-IT systems, which include embedded technology such as micro controllers, are also being considered. In addition, all third party service providers have provided the Company with documentation regarding the tested or anticipated compliance of their services. Although the Company has obtained and continues to obtain these written verifications, there can be no assurance that the potential impact of a major interruption of failure in the service provided by these companies would not have a material adverse effect on the Company's financial condition or results of operations.

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

Liquidity
---------

The Company's goals with respect to liquidity are to ensure that sufficient funds are available to meet current operating requirements and to provide reserves against unforeseen liquidity requirements. Management continuously reviews the Company's liquidity position, which is maintained on a basis consistent with established internal guidelines and the tests and reviews of the various regulatory authorities. The Company's primary liquidity sources at June 30, 1999 included cash, due from banks, federal funds and short-term investment securities. The Company also has the ability, on a short-term basis, to borrow funds from the Federal Reserve System and to invest in Federal Funds Sold from other financial institutions. The mix of asset maturities contributes to the company's overall liquidity position.

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

On April 2, 1998, the Company was listed on Nasdaq National Market. The Company's common stock trades on the Nasdaq Stock Market under the symbol "CBAN". The Company presently has 907 shareholders of record as of June 30, 1999. "The Nasdaq Stock Market" or "Nasdaq" is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting and order execution systems. This market also provides specialized automation services for screen-based negotiations of transactions, on-line comparison of transactions, and a range of informational services tailored to the needs of the securities industry, investors and issuers. The Nasdaq Stock Market is operated by The Nasdaq Stock Market, Inc., a wholly-onwed subsidiary of the National Association of Securities Dealers, Inc.



                          PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

A.   Exhibits - None

B. There have been no reports filed on Form 8-K for the quarter ended June 30, 1999.

                                   SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        COLONY BANKCORP, INC.



       August 5, 1999                   /s/ James D. Minix
----------------------------            -----------------------------
Date                                    James D. Minix, President and
                                        Chief Executive Officer


                                        /s/ Terry L. Hester
                                        -----------------------------
                                        Terry L. Hester, Executive
                                        Vice President and Chief Financial
                                        Officer