Form 10-Q/A
period 1999-06-30
COLONY BANKCORP INC
filed 1999-09-15
CIK 711669

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                  FORM 10-Q/A

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



INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED REPORTS REQUIRED TO BE FILED BY SECTIONS 13 OR 15(D) OF THE SECURITIES ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES  X         NO


INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE CLOSE OF THE PERIOD BY THIS REPORT.


          CLASS                                   OUTSTANDING AT JUNE 30, 1999
          -----                                   ----------------------------
COMMON STOCK, $1 PAR VALUE                                 4,435,026

                    COLONY BANKCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1999 AND DECEMBER 31, 1998
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

ASSETS                                                                            June 30, 1999             December 31, 1998
                                                                                  -------------             -----------------
Cash and Balances Due from Depository
     Institutions (Note 2)                                                        $      17,593             $          12,265
Federal Funds Sold                                                                       11,390                        27,795
Investment Securities
     Available for Sale, at Fair Value                                                   65,120                        70,240
     Held to Maturity, at Cost (Fair Value of $1,097 and
     $1,537 respectively) (Note 3)                                                        1,126                         1,558
Loans (Notes 4 and 5)                                                                   288,992                       252,869
Allowance for Loan Losses                                                                (4,383)                       (4,726)
Unearned Interest and Fees                                                                   (2)                           (5)
                                                                                  -------------             -----------------
          Total Loans                                                                   284,607                       248,138

Premises and Equipment (Note 6)                                                          12,347                        11,686
Other Real Estate                                                                         1,239                           907
Other Assets                                                                              8,126                         8,759
                                                                                  -------------             -----------------
          Total Assets                                                            $     401,548             $         381,348
                                                                                  =============             =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
     Noninterest-Bearing                                                          $      29,752             $          29,216
     Interest-Bearing (Note 8)                                                          317,768                       301,530
                                                                                  -------------             -----------------
          Total Deposits                                                                347,520                       330,746

Borrowed Money:
     Federal Funds Purchased                                                              3,590                             0
     Other Borrowed Money (Note 9)                                                       13,326                        14,521
                                                                                  -------------             -----------------
          Total Borrowed Money                                                           16,916                        14,521

Other Liabilities                                                                         3,073                         2,985

Commitments and Contingencies (Note 11)
Stockholders' Equity:
     Common Stock, Par Value $1 & $10, respectively.  Authorized
     20,000,000 and 5,000,000 shares, Issued 4,435,026 and 2,217,573
     shares as of June 30, 1999 and December 31, 1998, respectively*                      4,435                        22,175
Paid-In Capital                                                                          19,320                         1,580
Retained Earnings                                                                        11,246                         9,425
Accumulated Other Comprehensive Income, Net of Tax                                         (962)                          (84)
                                                                                  -------------             -----------------
     Total Stockholders' Equity                                                          34,039                        33,096
                                                                                  -------------             -----------------

     Total Liabilities and Stockholders' Equity                                   $     401,548             $         381,348
                                                                                  =============             =================

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


                          PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

The Annual Meeting of the Shareholders of the Company was held on April 27, 1999. At the Annual Meeting of the Shareholders, proxies were solicited under Regulation 14 of the Securities and Exchange Act of 1934. Total shares amount to 4,435,026. A total of 3,016,167.5 shares (68%) were represented by shareholders in attendance or by proxy. The following directors were elected by yes votes totaling 3,013,629.5 and no votes totaling 2,538 shares to serve one year until the next annual meeting:

     Marion H. Massee, III         Ben B. Mills, Jr.
     Terry L. Coleman              James D. Minix
     L. Morris Downing, Jr.        Ralph D. Roberts
     Terry L. Hester               W. B. Roberts, Jr.
     Milton N. Hopkins, Jr.        R. Sidney Ross
     Harold E. Kimball             Joe Shiver
                                   Curtis A. Summerlin

Other matters voted upon by the shareholders was a proposal to amend the articles of incorporation of the Company to increase the number of authorized shares of $1.00 par value common stock of the Company to twenty million shares from five million shares. This proposal passed with 3,005,168.5 voting for, 6,042 voting against and 4,957 abstaining.

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


                                        COLONY BANKCORP, INC.



     September 13, 1999                 /s/ James D. Minix
----------------------------            -------------------------------------
Date                                    James D. Minix, President and
                                        Chief Executive Officer

                                        /s/ Terry L. Hester
                                        -------------------------------------
                                        Terry L. Hester, Executive Vice
                                        President and Chief Financial Officer

               [LETTERHEAD OF COLONY BANKCORP, INC APPERS HERE]


September 13, 1999

Securities and Exchange Commission
450 Fifth Street
Washington, D.C. 20549

Re:  Colony Bankcorp, Inc.
     Commission File No. 0-12436
     CIK No 0000711669


Dear Sir or Madam:

Pursuant to the requirements of the Securities and Exchange Act of 1934 we are transmitting herewith via EDGAR filing amendments to the previously submitted June 30, 1999 Form 10-Q for Colony Bankcorp, Inc. as follows:

(1) Cover sheet for June 30, 1999 Form 10-Q
(2) Page 3, Balance Sheet amendment to reflect 20,000,000 shares authorized at June 30, 1999 and 5,000,000 shares authorized at December 31, 1998.
(3) Page 23, Part II Other Information amendment to include Item 4-Submission of Matters to a Vote of Security Holders which was omitted with the report previously submitted.
(4) Signature page reflecting date in which executive officers signed for the amended items.

Should you have any questions, please do no hesitate to contact Terry Hester at
(912)426-6002.

Sincerely,

/s/ Terry L. Hester
-------------------
    Terry L. Hester