Form 10-Q
period 1999-09-30
COLONY BANKCORP INC
filed 1999-11-10
CIK 711669

                      SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q

         QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


FOR QUARTER ENDED SEPTEMBER 30, 1999      COMMISSION FILE NUMBER 0-12436


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

YES  X    NO


INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE CLOSE OF THE PERIOD COVERED BY THIS REPORT.


          CLASS                        OUTSTANDING AT SEPTEMBER 30, 1999
          -----                        ---------------------------------
COMMON STOCK, $1 PAR VALUE                         4,435,026

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE FOLLOWING FINANCIAL STATEMENTS ARE PROVIDED FOR COLONY BANKCORP, INC. AND
SUBSIDIARIES: THE BANK OF FITZGERALD, ASHBURN BANK, COMMUNITY BANK OF WILCOX, THE BANK OF DODGE COUNTY, BANK OF WORTH, COLONY BANK SOUTHEAST AND COLONY MANAGEMENT SERVICES, INC.

     A.  CONSOLIDATED BALANCE SHEETS - SEPTEMBER 30, 1999 AND DECEMBER 31, 1998.

     B. CONSOLIDATED STATEMENTS OF INCOME - FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998.

     C. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     D. CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION - FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998.

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN EXAMINED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

                    COLONY BANKCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)


ASSETS                                                                        Sept 30, 1999      Dec 31, 1998
                                                                              -------------      ------------
Cash and Balances Due from Depository
     Institutions (Note 2)                                                      $  19,043         $  12,265
Federal Funds Sold                                                                  8,980            27,795
Investment Securities
     Available for Sale, at Fair Value                                             63,611            70,240
     Held to Maturity, at Cost (Fair Value of $1,059 and
     $1,537 respectively) (Note 3)                                                  1,088             1,558
Loans (Notes 4 and 5)                                                             313,607           252,869
Allowance for Loan Losses                                                          (4,658)           (4,726)
Unearned Interest and Fees                                                             (6)               (5)
                                                                                ---------         ---------
          Total Loans                                                             308,943           248,138

Premises and Equipment (Note 6)                                                    12,669            11,686
Other Real Estate                                                                     817               907
Other Assets                                                                        9,167             8,759
                                                                                ---------         ---------
          Total Assets                                                          $ 424,318         $ 381,348
                                                                                =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Noninterest-Bearing                                                        $  30,001         $  29,216
     Interest-Bearing (Note 8)                                                    331,441           301,530
                                                                                ---------         ---------
          Total Deposits                                                          361,442           330,746

Borrowed Money:
     Federal Funds Purchased                                                          750                 0
     Other Borrowed Money (Note 9)                                                 23,979            14,521
                                                                                ---------         ---------
          Total Borrowed Money                                                     24,729            14,521

Other Liabilities                                                                   3,511             2,985

Commitments and Contingencies (Note 11)
Stockholders' Equity:
     Common Stock, Par Value $1 & $10,  respectively.  Authorized
     20,000,000 and 5,000,000 shares respectively,  Issued
     4,435,026 and 2,217,573 shares as of September 30, 1999
     and December 31, 1998, respectively*                                           4,435            22,175
Paid-In Capital                                                                    19,320             1,580
Retained Earnings                                                                  12,154             9,425
Accumulated Other Comprehensive Income, Net of Tax                                 (1,273)              (84)
                                                                                ---------         ---------
     Total Stockholders' Equity                                                    34,636            33,096
                                                                                ---------         ---------

     Total Liabilities and Stockholders' Equity                                 $ 424,318         $ 381,348
                                                                                =========         =========

*Par Value was reduced from $10 to $1 per share by Board of Director action on February 16, 1999.

The accompanying notes are an integral part of these balance sheets.

                     COLONY BANKCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                       Three Months Ended                    Nine Months Ended
                                                                   9/30/99            9/30/98            9/30/99            9/30/98
                                                                   -------            -------            -------            -------
Interest Income:
     Loans, including fees                                     $     7,459        $     6,644        $    20,670         $    19,239
     Federal Funds Sold                                                128                220                490                 762
     Deposits with Other Banks                                         100                  8                329                  63
     Investment Securities:
     U.S. Treasury & Federal Agencies                                  753                791              2,436               2,306
     State, County and Municipal                                       109                113                325                 289
     Other Investments                                                  38                 48                152                 146
                                                               -----------        -----------        -----------         -----------
          Total Interest Income                                      8,587              7,824             24,402              22,805
                                                               -----------        -----------        -----------         -----------

Interest Expense:
     Deposits                                                        4,064              3,717             11,756              10,791
     Federal Funds Purchased                                             8                 19                 14                  21
     Other Borrowed Money                                              330                254                779                 652
                                                               -----------        -----------        -----------         -----------
          Total Interest Expense                                     4,402              3,990             12,549              11,464

Net Interest Income                                                  4,185              3,834             11,853              11,341
Provision for Loan Losses                                              226                270                669                 780
                                                               -----------        -----------        -----------         -----------
Net Interest Income After Provision                                  3,959              3,564             11,184              10,561
                                                               -----------        -----------        -----------         -----------

Noninterest Income:
     Service Charge on Deposits                                        587                521              1,612               1,519
     Other Service Charges,
          Commissions & Fees                                           102                101                348                 311
     Security Gains, net                                                 0                 29                 (2)                 31
     Other Income                                                      103                 71                395                 153
                                                               -----------        -----------        -----------         -----------
          Total Noninterest Income                                     792                722              2,353               2,014
                                                               -----------        -----------        -----------         -----------

Noninterest Expense:
     Salaries and Employee Benefits                                  1,752              1,566              4,835               4,290
     Occupancy and Equipment                                           487                477              1,439               1,296
     Other Operating Expenses                                          976                904              2,692               2,529
                                                               -----------        -----------        -----------         -----------
          Total Noninterest Expense                                  3,215              2,947              8,966               8,115
                                                               -----------        -----------        -----------         -----------

Income Before Income Taxes                                           1,536              1,339              4,571               4,460
Income Taxes                                                           473                422              1,399               1,412
                                                               -----------        -----------        -----------         -----------
Net Income                                                     $     1,063        $       917        $     3,172         $     3,048
                                                               ===========        ===========        ===========         ===========
Net Income Per Share of Common Stock
     Basic                                                     $      0.24        $      0.21        $      0.72         $      0.69
                                                               ===========        ===========        ===========         ===========
     Diluted                                                   $      0.24        $      0.21        $      0.72         $      0.69
                                                               ===========        ===========        ===========         ===========
Weighted Average Shares Outstanding*                             4,435,026          4,435,026          4,435,026           4,423,360
                                                               ===========        ===========        ===========         ===========

*All per share data has been adjusted to reflect a 2-for-1 stock split effected as a 100% stock dividend on March 31, 1999.

The accompanying notes are an integral part of these statements.

                      COLONY BANKCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                    Three Months Ended                   Nine Months Ended
                                                 9/30/99           9/30/98           9/30/99          9/30/98
                                                 -------           -------           -------          -------
Net Income                                      $ 1,063           $   917           $ 3,172           $ 3,048

Other Comprehensive Income,
     Net of Tax
Gains (Losses) on Securities,
     Arising During Year                           (311)              134            (1,190)              110
Reclassification Adjustment                           0               (10)                1               (11)
                                                -------           -------           -------           -------

Unrealized Gains (Losses) on Securities            (311)              124            (1,189)               99
                                                -------           -------           -------           -------

Comprehensive Income                            $   752           $ 1,041           $ 1,983           $ 3,147
                                                =======           =======           =======           =======

The accompanying notes are an integral part of these statements.

                    COLONY BANKCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                                         1999               1998
                                                                         ----               ----
CASH FLOW FROM OPERATING ACTIVITIES

Net Income (loss)                                                       $  3,172            $  3,048
Adjustments to reconcile net income to net cash
     provided by operating activities:
     (Gain) loss on sale of investment securities                              2                 (31)
Depreciation                                                                 842                 707
Provision for loan losses                                                    669                 780
Amortization of excess costs                                                  36                  35
Other prepaids, deferrals and accruals, net                                 (209)              1,417
                                                                        --------            --------
          Total Adjustments                                             $  1,340            $  2,908
                                                                        --------            --------
          Net cash provided by operating activities                     $  4,512            $  5,956
                                                                        --------            --------

CASH FLOW FROM INVESTING ACTIVITIES

Purchases of securities available for sale                              $(32,193)           $(53,309)
Proceeds from sales of securities available for sale                       2,286               3,167
Proceeds from maturities, calls, and paydowns
   of investment securities:
          Available for Sale                                              34,926              48,323
          Held to Maturity                                                   480               1,064
Decrease (Increase) in interest-bearing deposits in banks                 (5,653)                620
(Increase) in loans                                                      (60,739)            (26,959)
Purchase of premises and equipment                                        (1,792)             (2,371)
                                                                        --------            --------
          Net cash (used in) investing activities                       $(62,685)           $(29,465)

CASH FLOW FROM FINANCING ACTIVITIES

Net (decrease) increase in deposits                                     $ 30,696            $  7,379
Proceeds from issuance of common stock                                         0                 885
Federal funds purchased                                                      750                  90
Dividends paid                                                              (421)               (353)
Net (decrease) increase in other borrowed money                            9,458               1,955
                                                                        --------            --------
          Net cash provided by financing activities                       40,483               9,956
                                                                        --------            --------

Net increase (decrease) in cash and cash equivalents                     (17,690)            (13,553)
Cash and cash equivalents at beginning of period                          39,003              36,289
                                                                        --------            --------
Cash and cash equivalents at end of period                              $ 21,313            $ 22,736


The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)

(1)  Summary of Significant Accounting Policies
-----------------------------------------------

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

Securities available for sale are measured at fair value with unrealized gains and losses reported net of deferred taxes as a separate component of stockholders' equity. Fair value represents an approximation of realizable value as of September 30, 1999 and December 31, 1998. Realized and unrealized gains and losses are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

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

----------------------------------------------------------

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

(2) Cash and Balances Due from Depository Institutions
------------------------------------------------------

Components of cash and balances due from depository institutions at September 30, 1999 and December 31, 1998 are as follows:

                                                 September 30, 1999  December 31, 1998
                                                 ------------------  -----------------
Cash on Hand and Cash Items                            $ 6,213            $ 2,933
Noninterest-Bearing Deposits with Other Banks            6,120              8,275
Interest-Bearing Deposits with Other Banks               6,710              1,057
                                                       -------            -------
                                                       $19,043            $12,265
                                                       =======            =======

(3) Investment Securities
-------------------------

Investment securities as of September 30, 1999 are summarized as follows:

                                                              Gross              Gross
                                        Amortized          Unrealized          Unrealized              Fair
                                           Cost               Gains              Losses               Value
Securities Available for Sale:
     U.S. Treasury                      $      0           $      0            $      0            $      0
U.S. Government Agencies:
     Mortgage-Backed Securities            4,920                  0                (142)              4,778
     Other                                48,296                  0              (1,300)             46,996
State, County & Municipal                  9,602                 10                (156)              9,456
The Banker's Bank Stock                       50                  0                   0                  50
Federal Home Loan Bank Stock               1,426                  0                   0               1,426
Marketable Equity Securities               1,130                  0                (225)                905
                                        --------           --------            --------            --------
                                        $ 65,424           $     10            $ (1,823)           $ 63,611
                                        ========           ========            ========            ========

Securities Held to Maturity:
     U.S. Government Agencies           $      0           $      0            $      0            $      0
     State, County and Municipal           1,088                  0                 (29)              1,059
                                        --------           --------            --------            --------
                                        $  1,088           $      0            $    (29)           $  1,059
                                        ========           ========            ========            ========





The amortized cost and fair value of investment securities as of September 30, 1999 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                               Securities
                                                      Available for Sale                        Held to Maturity
                                               Amortized Cost        Fair Value         Amortized  Cost         Fair Value

Due in One Year or Less                           $ 3,044             $ 3,040                $  410               $  410
Due After One Year Through Five Years              51,987              50,658                   400                  399
Due After Five Years Through Ten Years              2,505               2,398                     0                    0
Due After Ten Years                                   362                 356                   278                  250
                                                  -------             -------                ------               ------
                                                   57,898              56,452                 1,088                1,059

Federal Home Loan Bank Stock                        1,426               1,426                     0                    0
The Banker's Bank Stock                                50                  50                     0                    0
Marketable Equity Securities                        1,130                 905                     0                    0
Mortgage-Backed Securities                          4,920               4,778                     0                    0
                                                  -------             -------                ------               ------
                                                  $65,424             $63,611                $1,088               $1,059
                                                  =======             =======                ======               ======

-------------------------------------

Investment securities as of December 31, 1998 are summarized as follows:


                                               Gross       Gross
                               Amortized    Unrealized   Unrealized     Fair
                                  Cost         Gains      Losses       Value

Securities Available for Sale:
  U.S. Treasury                 $     0       $  0         $  0       $     0
U.S. Government Agencies:
  Mortgage-Backed Securities      8,434         40          (26)        8,448
  Other                          51,186         97          (59)       51,224
State, County & Municipal         7,380        101           (6)        7,475
The Banker's Bank Stock              50          0            0            50
Federal Home Loan Bank Stock      2,094          0            0         2,094
Marketable Equity Securities      1,130          0         (181)          949
                                -------       ----        -----       -------
                                $70,274       $238        $(272)      $70,240
                                =======       ====        =====       =======

Securities Held to Maturity:
  U.S. Government Agencies      $   300       $  0        $   0       $   300
  State, County and Municipal     1,258         17          (38)        1,237
                                -------       ----        -----       -------
                                $ 1,558       $ 17        $ (38)      $ 1,537
                                =======       ====        =====       =======

Investment securities having a carry value approximating $29,106 and $26,373 as of September 30, 1999 and December 31, 1998, respectively, were pledged to secure public deposits and for other purposes.

(4) Loans
---------

The composition of loans as of September 30, 1999 and December 31, 1998 was as follows:

                                            September 30, 1999       December 31, 1998
                                          -----------------------  ----------------------

Commercial, Financial and Agricultural                   $ 50,116                $ 44,878
Real Estate - Construction                                  4,558                     998
Real Estate - Farmland                                     20,796                  18,980
Real Estate - Other                                       174,638                 133,858
Installment Loans to Individuals                           55,323                  40,928
All Other Loans                                             8,176                  13,227
                                                         --------                --------
                                                         $313,607                $252,869
                                                         ========                ========

Nonaccrual loans are loans for which principal and interest are doubtful of collection in accordance with original loan terms and for which accruals of interest have been discontinued due to payment delinquency. Nonaccrual loans totaled $5,906 and $5,822 as of September 30, 1999 and December 31, 1998, respectively. On September 30, 1999, the Company had 90 day past due loans with principal balances of $399 and restructured loans with principal balances of $284.

Colony Bankcorp, Inc. recognizes impaired loans as nonaccrual loans delinquent in excess of 120 days for which collateral values are insufficient to recover outstanding principal and interest under original loan terms. Impaired loan data as of September 30, 1999 and December 31, 1998 was as follows:

Total Investment in Impaired Loans                           $1,353

Less Allowance for Impaired Loan Losses                        (375)
                                                             ------

Net Investment, September 30, 1999 and December 31, 1998     $  978
                                                             ======

(5) Allowance for Loan Losses
-----------------------------

Transactions in the allowance for loan losses are summarized below for nine months ended September 30, 1999 and September 30, 1998 as follows:


                                                         Sept 30, 1999             Sept 30, 1998
                                                         -------------             -------------
Balance, Beginning                                           $ 4,726                  $ 4,575
     Provision Charged to Operating Expenses                     669                      780
     Loans Charged Off                                        (1,107)                    (904)
     Loan Recoveries                                             370                      322
                                                             -------                  -------
Balance, Ending                                              $ 4,658                  $ 4,773
                                                             =======                  =======


(6) Premises and Equipment
--------------------------

Premises and equipment are comprised of the following as of September 30, 1999 and December 31, 1998:


                                                  Sept 30, 1999    December 31, 1998
                                                  -------------    -----------------
Land                                                   $  1,572            $  1,437
Building                                                  9,781               8,720
Furniture, Fixtures and Equipment                         7,561               7,220
Leasehold Improvements                                      206                 206
                                                       --------            --------
                                                         19,120              17,583
Accumulated Depreciation                                 (6,451)             (5,897)
                                                       --------            --------
                                                       $ 12,669            $ 11,686
                                                       ========            ========

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

(8) Deposits
------------

Components of interest-bearing deposits as of September 30, 1999 and December 31, 1998 are as follows:

                                         Sept. 30, 1999         December 31, 1998
                                     ----------------------  ------------------------

Interest-Bearing Demand                            $ 59,993                  $ 61,840
Savings                                              13,171                    13,795
Time, $100,000 and Over                              89,729                    70,996
Other Time                                          168,548                   154,899
                                                   --------                  --------
                                                   $331,441                  $301,530
                                                   ========                  ========

------------------------

The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $100,000, was approximately $76,857 and $61,088 as of September 30, 1999 and December 31, 1998, respectively.

As of September 30, 1999 and December 31, 19998, the scheduled maturities of time deposits are as follows:


Maturity                  Sept 30, 1999  December 31, 1998
------------------------  -------------  -----------------
  One Year and Under           $201,457           $183,027
  One to Three Years             40,083             33,437
  Three Years and Over           16,737              9,431
                               --------           --------
                               $258,277           $225,895
                               ========           ========

(9) Other Borrowed Money
------------------------

Other borrowed money at September 30, 1999 and December 31, 1998 is summarized as follows:

                                            Sept. 30, 1999           December 31, 1998
                                            --------------           -----------------
Federal Home Loan Bank Advances                    $22,300                     $12,700
Debentures Payable                                     267                         267
The Bank of Fitzgerald                                   0                           0
First Port City Note Payable                           770                         771
The Bankers Bank Note Payable                          642                         783
                                                   -------                     -------
                                                   $23,979                     $14,521
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

Debentures payable were issued November 28, 1984 for $4,360. The debentures are due in annual payments of $267 plus variable interest with the unpaid balance due November 1, 1999. Collateral for the outstanding debt consists of 100 percent of the common stock of Ashburn Bank. Effective interest rate as September 30, 1999 was 8.0 percent.

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

The aggregate stated maturities of other borrowed money at September 30, 1999 are as follows:

         Year                             Amount
         ----                             ------
         1999                            $   417
         2000                             10,670
         2001                                200
         2002                              2,592
         2003 and Thereafter              10,100
                                         -------
                                         $23,979
                                         =======

(10) Profit Sharing Plan
------------------------

The Company has a profit sharing plan that covers substantially all employees who meet certain age and service requirements. It is the Company's policy to make contributions to the plan as approved annually by the board of directors. The total provision for contributions to the plan was $264 for 1998.


(11) Commitments and Contingencies
----------------------------------

In the normal course of business, certain commitments and contingencies are incurred which are not reflected in the consolidated financial statements. The Bank had commitments under standby letters of credit to U.S. addresses approximating $1,678 as of September 30, 1999 and $1,346 as of December 31, 1998. Unfulfilled loan commitments as of September 30, 1999 and December 31, 1998 approximated $39,480 and $35,980 respectively. No losses are anticipated as a result of commitments and contingencies.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The amounts and ratios as defined in regulations are presented hereafter.
Management believes, as of September 30, 1999, the Company meets all capital adequacy requirements to which it is subject and is classified as well capitalized under the regulatory framework for prompt corrective action. In the opinion of management, there are no conditions or events since prior notification of capital adequacy from the regulators that have changed the institution's category.

-------------------------------------------

                                                                                                   To Be Well Capitalized
                                                                      For Capital                 Under Prompt Corrective
                                           Actual                  Adequacy Purposes                 Action Provisions

                                    Amount       Ratio           Amount           Ratio            Amount            Ratio
As of September 30, 1999

Total Capital
     to Risk-Weighted Assets        $39,388       11.99%         $26,285           8.00%           $32,856           10.00%
Tier 1 Capital
     to Risk-Weighted Assets         35,274       10.74%          13,143           4.00%            19,714            6.00%
Tier 1 Capital
     to Average Assets               35,274        8.49%          16,625           4.00%            20,782            5.00%

As of December 31, 1998

Total Capital
     to Risk-Weighted Assets        $35,891       13.21%         $21,735           8.00%           $27,169           10.00%
Tier 1 Capital
     to Risk-Weighted Assets         32,478       11.95%          10,871           4.00%            16,307            6.00%
Tier 1 Capital
     to Average Assets               32,478        8.51%          15,266           4.00%            19,082            5.00%


(13) Financial Information of Colony Bankcorp, Inc. (Parent Only)
-----------------------------------------------------------------

The parent company's balance sheets as of September 30, 1999 and December 31, 1998 and the related statements of income are as follows:


                      COLONY BANKCORP, INC. (PARENT ONLY)
                                BALANCE SHEETS
           FOR PERIOD ENDED SEPTEMBER 30, 1999 AND DECEMBER 31, 1998


ASSETS                              September 30, 1999    December 31, 1998
                                    ------------------    -----------------
Cash                                    $   576                 $   111
Investments in Subsidiaries
  at Equity                              33,862                  32,718
Other                                     1,482                   1,508
                                        -------                 -------
       Total Assets                     $35,920                 $34,337
                                        =======                 =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Dividends Payable                     $   155                 $   133
  Notes and Debentures Payable            1,037                   1,037
  Other                                      92                      92
                                        -------                 -------
Stockholders' Equity                      1,284                   1,241
  Common Stock, Par Value $10;
    20,000,000 Shares Authorized,
    4,435,026 and 2,173,263 Shares
    Issued and Outstanding as of
    September 30, 1999 and December 31,
    1998, respectively                  $ 4,435                 $22,175
Paid-In Capital                          19,320                   1,580
Retained Earnings                        12,154                   9,425
Accumulated Other Comprehensive Income,
  Net of Tax                             (1,273)                    (84)
                                        -------                 -------
      Total Stockholders' Equity         34,636                  33,096
                                        -------                 -------
      Total Liabilities and
        Stockholders' Equity            $35,920                 $34,337
                                        =======                 =======

-----------------------------------------------------------------------------

                      COLONY BANKCORP, INC. (PARENT ONLY)
                 STATEMENT OF INCOME AND COMPREHENSIVE INCOME
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

                                        Sept. 30, 1999   Sept. 30, 1998
                                        --------------   --------------
Income                                        $ 1,213           $2,075
   Dividends from Subsidiaries                      0              132
   Management Fees from Subsidiaries               65               59
                                              -------           ------
   Other                                      $ 1,278           $2,266

Expenses                                           58               95
   Interest                                       271              247
   Salaries and Benefits                          302              289
                                              -------           ------
   Other                                      $   631           $  631
                                              -------           ------


Income Before Taxes and Equity in
     Undistributed Earnings of
     Subsidiaries                                 647            1,635
   Income Tax (Benefits)                         (192)            (115)
                                              -------           ------

Income Before Equity in Undistributed
     Earnings of Subsidiaries                     839            1,750
   Equity in Undistributed Earnings
        of Subsidiaries                         2,333            1,298
                                              -------           ------

Net Income                                      3,172            3,048

Other Comprehensive Income, Net of Tax
   Gains (losses) on Securities Arising
        During Year                            (1,190)             110
   Reclassification Adjustment                      1              (11)
                                              -------           ------


   Unrealized Gains (Losses) in Securities     (1,189)              99
                                              -------           ------

Comprehensive Income                          $ 1,983           $3,147
                                              =======           ======


-----------------------------------------------------------------------------

                      COLONY BANKCORP, INC. (PARENT ONLY)
                            STATEMENT OF CASH FLOWS
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998


                                        Sept. 30, 1999   Sept. 30, 1998
                                        --------------   --------------
Cash Flows from Operating Activities
   Net Income                                 $ 3,172          $ 3,048
   Adjustments to Reconcile Net Income
        to Net Cash
   Provided from Operating Activities
      Depreciation and Amortization                64               64
      Equity in Undistributed Earnings
           of Subsidiary                       (2,333)          (1,298)
      Other                                         8               56
                                              -------          -------
                                                  911            1,870

Cash Flows from Investing Activities
   Capital Infusion in Subsidiary                   0           (1,000)
   Purchase of Premises and Equipment             (25)              (5)
                                              -------          -------
                                                  (25)          (1,005)

Cash Flows from Financing Activities
   Dividends Paid                                (421)            (353)
   Proceeds from Issuance of Common Stock           0              885
   Principal Payments on Notes and
        Debentures                                  0             (918)
   Proceeds from Notes and Debentures               0                0
                                              -------          -------
                                                 (421)            (386)
Increase (Decrease) in Cash and Cash
     Equivalents                                  465              479
Cash and Cash Equivalents, Beginning              111                9
                                              -------          -------
Cash and Cash Equivalents, Ending             $   576          $   488
                                              =======          =======

(14) Common Stock Split
-----------------------

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION


LIQUIDITY AND CAPITAL RESOURCES

Liquidity represents the ability to provide adequate sources of funds for funding loan commitments and investment activities, as well as the ability to provide sufficient funds to cover deposit withdrawals, payment of debt and financing of operations. These funds are obtained by converting assets to cash (representing primarily proceeds from collections on loans and maturities of investment securities) or by attracting new deposits. For the nine months ended September 30, 1999, the Company was successful in meeting its liquidity needs by increasing deposits 9.28% to $361,442,000 from deposits of $330,746,000 on December 31, 1998, by reducing Federal Funds 67.69% to $8,980,000 from $27,795,000 on December 31, 1998 and by increasing borrowings 65.13% to $23,979,000 from $14,521,000 on December 31, 1998. Should the need arise, the Company also maintains relationships with several correspondent banks that can provide funds on short notice.

The Company's liquidity position remained acceptable for the nine months ended September 30, 1999. Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, funds sold and investment securities) represented 29.59% of average deposits for nine months ended September 30, 1999 as compared to 29.89% of average deposits for nine months ended September 30, 1998 and 30.24% for calendar year 1998. Average loans represented 81.20% of average deposits for nine months ended September 30, 1999 as compared to 81.03% for nine months ended September 30, 1998 and 80.60% for calendar year 1998, Average interest-bearing deposits were 84.99% of average earning assets for nine months ended September 30, 1999 as compared to 84.55% for the same period in 1998 and 85.08% for calendar year 1998.

The Company satisfies most of its capital requirements through retained earnings. During the first half of 1999 retained earnings provided $1,821,000 of increase in equity and unrealized losses on securities available-for-sale, net of taxes resulted in equity decreasing by $878,000 for a net change in equity of $943,000 for the first six months of 1999. During the third quarter, retained earnings provided an increase in equity of $908,000 and unrealized losses on available-for-sale securities, net of taxes decreased by $311,000 for a net change in equity of $597,000. Thus, total equity increased by a net amount of $597,000 for the third quarter of 1999 and by a net amount of $1,540,000 for the nine months ended September 30, 1999. During the first half of 1998, retained earnings increased equity by $1,887,000, equity decreased by $24,000 due to changes in unrealized loss on available-for-sale securities and equity increased with stock proceeds of $885,000 from a stock offering for a net change in equity during the first half of 1998 of $2,748,000. During the third quarter of 1998, retained earnings provided $784,000 of increase in equity in addition to equity increasing $123,000 as a result of changes in unrealized gains on available-for-sale securities for a net increase in equity of $907,000. Thus total equity increased by a net amount of $3,655,000 for the nine months ended September 30, 1998. Total equity increased by a net amount of $4,276,000 for calendar year 1998.

At September 30, 1999, total capital of Colony amounted to approximately $34,636,000. At September 30, 1999 there was no outstanding commitments for capital expenditures.

The Federal Reserve Bank Board and the FDIC have issued capital guidelines for
U. S. banking organizations. The objective of these efforts was to provide a more uniform capital framework that is sensitive to differences in risk assets among banking organizations. The guidelines define a two-tier capital framework. Tier I capital consists of common stock and qualifying preferred stockholders' equity less goodwill. Tier 2 capital consists of convertible, subordinated and other qualifying term debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets. The Company has no Tier 2 capital other than the allowance for loan losses.

Using the capital requirements presently in effect, the Tier I ratio at September 30, 1999 was 10.74% and total Tier I and 2 risk-based capital was 11.99%. Both of these measures compare favorably with the regulatory minimums of 4% for Tier 1 and 8% for total risk-based capital. The Company's leverage ratio as of September 30, 1999 was 8.49% which exceeds the required leverage ratio standard of 4%.

For the first three quarters of 1999, the Company has paid quarterly cash dividends of $0.03, 0.035 and 0.035, respectively or $0.10 per share for the nine months ended September 30, 1999 as compared to $0.085 for the same period in 1998. The dividend payout ratio, defined as dividends per share divided by net income per share, was 14.08% for nine months ended September 30, 1999 as compared to 12.41% for the nine months ended September 30, 1998.

At September 30, 1999, management was not aware of any recommendations by regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources or operations. However, it is possible that examination by regulatory authorities in the future could precipitate additional loan charge-offs which could materially impact the Company's liquidity, capital resources and operations.

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


Net Income
----------

Net income for the three months ended September 30, 1999 was $1,063,000 as compared to $917,000 for the same period in 1998, or an increase of 15.92% while net income for the nine months ended September 30, 1999 was $3,172,000 as compared to $3,048,000 for the same period in 1998, or an increase of 4.07%. Earnings increased modestly the first nine months of 1999 compared to the same period in 1998 primarily due to the additional overhead associated with the three new offices opened during the second half of 1998; however, these new offices are largely responsible for Colony's excellent growth as they have provided approximately $49 million of the $68 million asset growth from a year ago. Additionally, net income was impacted by a decrease of 40 basis points with the net interest margin for the first nine months of 1999 as compared to the same period in 1998.


Net Interest Margin
-------------------

The net interest margin decreased by 32 basis points to 4.38% in third quarter 1999 as compared to 4.70% in third quarter 1998 and decreased by 40 basis points to 4.34% for nine months ended September 30, 1999 as compared to 4.74% for the same period in 1998. Net interest income increased 9.15% as third quarter 1999 net interest income was $4,185,000 compared to $3,834,000 for the same period in 1998 on an increase in average earning assets to $386,529,000 in third quarter 1999 from $332,742,000 in third quarter 1998. Net interest income increased 4.51% to $11,853,000 for nine months ended September 30, 1999 from $11,341,000 for the same period in 1998 on an increase in average earning assets to $369,920,000 for the nine months ended September 30, 1999 from $324,728,000 for the same period in 1998. For the nine months ended September 30, 1999 compared to the same period in 1998, average loans increased by $34,055,000 or 13.95%, average funds sold decreased by $5,999,000 or 32.88%, average investment securities increased by $8,883,000 or 14.52% and average interest-bearing deposits in other banks increased by $8,253,000 or 688.90%, resulting in a net increase in average earning assets of $45,192,000 or 13.92%.

The net increase in average earning assets was funded by a net increase in average deposits of 14.38% to $344,610,000 for nine months ended September 30, 1999 from $301,273,000 for the same period in 1998. Average interest-bearing deposits increased by 14.50% to $314,391,000 for nine months ended September 30, 1999 compared to $274,573,000 for nine months ended September 30, 1998, while average noninterest-bearing deposits represented 8.77% of average total deposits for nine months ended September 30, 1999 compared to 8.86% for the same period in 1998 and 8.55% for calendar year 1998.

Interest expense increased for the three months ended September 30, 1999 by $412,000 compared to the same period in 1998 and increased by $1,085,000 for the nine months ended September 30, 1999 compared to the same period in 1998. The increase in interest expense is primarily attributable to the increase in average interest-bearing deposits to $314,391,000 for the nine months ended September 30, 1999 compared to $274,573,000 for the nine months ended September 30, 1998 and an increase in average borrowings to $17,011,000 for nine months ended September 30, 1999 compared to $12,587,000 for the nine months ended September 30, 1998. The combination of a decrease in the net interest margin and an increase in average earning assets resulted in an increase in net interest income of $351,000 for third quarter 1999 compared to third quarter 1998 and an increase in net interest income of $512,000 for nine months ended September 30, 1999 compared to the same period in 1998.


Provision for Loan Losses
-------------------------

The allowance for loan losses represents a reserve for potential losses in the loan portfolio, The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans with a particular emphasis on non-accruing, past due and other loans that management believes requires attention.

The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at a level that management has determined to be adequate. The provision for loan losses was $226,000 for third quarter 1999 as compared to $270,000 for third quarter 1998 and $669,000 for nine months ended September 30, 1999 compared to $780,000 for the same period in 1998. The decrease in the provision for loan losses in both periods is attributable to a leveling off of problem loans and an adequate build-up in the loan loss reserve for any future losses. Net loan charge-offs represented (21.68%) of the provision for loan losses in third quarter 1999 as compared to 117.41% in third quarter l998. Net loan charge-offs represented 110.01% of the provision for loan losses in the nine month period ended September 30, 1999 as compared to 74.62% for the same period in 1998. During the first nine months of 1999 and 1998, a net of $736,000 and $582,000, respectively, was charged-off. Net loan charge-offs for the nine months ended September 30, 1999 represented 0.26% of average loans outstanding as compared to 0.24% for the nine months ended September 30, 1998. At September 30, 1999 the allowance for loan losses was 1.49% of total loans outstanding as compared to an allowance for loan losses of 1.83% at September 30, 1998 and 1.87% at December 31, 1998. The allowance for loan losses of 1.49% of total loans at September 30, 1999 provided coverage of 73.89% of nonperforming loans and 65.41% of nonperforming assets, compared to 63.26% and 59.21%, respectively at September 30, 1998. The determination of the reserve rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management considers the September 30, 1999 allowance for loan losses adequate to cover potential losses in the loan portfolio.


Noninterest Income
------------------

Noninterest income consists primarily of service charges on deposit accounts. Service charges on deposit accounts amounted to $587,000 in third quarter 1999 compared to $521,000 in third quarter 1998, or an increase of 12.67% and amounted to $1,612,000 for nine months ended September 30, 1999 compared to $1,519,000 for the nine months ended September 30, 1998 or an increase of 6.12%. All other non-interest income increased by $4,000 to $205,000 for third quarter 1999 from $201,000 for third quarter 1998 and all other noninterest income increased by $246,000 to $741,000 for nine months ended September 30, 1999 from $495,000 for the same period in 1998. The primary increase of other noninterest income was a recovery of $94,000 on a previously written down investment security at one of the subsidiary banks. Other accounts with increases over the prior year included mortgage origination fees, check order income, gain on sale of assets and investment fee income. Total noninterest income for nine months ended September 30, 1999 was $2,353,000 compared to $2,014,000 for the same period in 1998, or an increase of 16.83%.


Noninterest Expense
-------------------

Noninterest expense increased by 9.09% to $3,215,000 for third quarter 1999 from $2,947,000 for the same period in 1998 and increased by 10.49% to $8,9696,000 for nine months ended September 30, 1999 from $8,115,000 for the same period in 1998. Salaries and benefits and occupancy expense had significant increases due to the three new offices opened during the second half of 1998. Salaries and benefits increased 11.88% to $1,752,000 in third quarter 1999 compared to $1,566,000 for the same period in 1998 and increased 12.70% to $4,835,000 for nine months ended September 30, 1999 compared to $4,290,000 for the same period a year ago. Occupancy expense increased 2.10% to $487,000 for third quarter 1999 from $477,000 for the same period in 1998 and increased 11.03% to $1,439,000 for nine months ended September 30, 1999 from $1,296,000 for the same period a year ago. All other noninterest expense remained relatively flat with an increase of 6.45% to $2,692,000 for nine months ended September 30, 1999 from $2,529,000 for the same period a year ago.


Income Tax Expense
------------------

Income before taxes increased by 14.71% to $1,536,000 in third quarter 1999 from $1,339,000 in third quarter 1998 and increased by 2.49% to $4,571,000 for nine months ended September 30, 1999 from $4,460,000 for the same period in 1998. Income taxes as a percentage of income before taxes decreased by 2.32% to 30.79% in third quarter 1999 from 31.52% in third quarter 1998 and decreased by 3.32% to 30.61% for nine months ended September 30, 1999 from 31.66% for nine months ended September 30, 1998. Income tax expense increased 12.09% to $473,000 for third quarter 1999 as compared to $422,000 for third quarter 1998 and decreased by 0.92% to $1,399,000 for nine months ended September 30, 1999 compared to $1,412,000 for the same period in 1998.


Future Outlook
--------------

Colony is an emerging company operating in an industry filled with non-regulated competitors and a rapid pace of consolidation. Colony reached a record in assets during the third quarter of 1999 as total assets reached 424 million. 1999 brings with it new opportunities for growth in our existing markets, as well as opportunities to expand into new markets through branch acquisitions and branching. Colony completed three new branches in 1998 and one in 1999 which are located in Douglas, Tifton, Leesburg and Cordele, and these new offices are largely responsible for Colony's excellent growth as they have provided
approximately $49 million of the $68 million asset growth from a year ago.   A
new office is scheduled to open in Moultrie during the second quarter of 2000. Colony Management Services, Inc. continues to stay abreast of technology changes and its back-office consolidation effort will allow for continued reduction in overhead, while allowing the Company to better serve our customers through improved customer data resources and state-of-the-art technological services.


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

The majority of the Year 2000 issues facing the Company are information technology ("IT") in nature. All IT systems, which includes mainframe and midrange computer systems are 100% complete in all phases. Testing of these systems has produced satisfactory results. Non-IT systems, which include embedded technology such as micro controllers, are also being considered. In addition, all third party service providers have provided the Company with documentation regarding the tested or anticipated compliance of their services. Although the Company has obtained and continues to obtain these written verifications, there can be no assurance that the potential impact of a major interruption of failure in the service provided by these companies would not have a material adverse effect on the Company's financial condition or results of operations.

Colony has established contingency plans in the event of a failure caused by the Year 2000 date change. This plan is designed to address the most likely risks facing the Company during the rollover period. Some of these risks include application system failures, power outages, security and environmental systems failures.

Colony has completed all phases of Year 2000 compliance with minimal additional costs to be provided by Company earnings. The majority of remaining costs will be spent on customer assurance related expenditures.


Liquidity
---------

The Company's goals with respect to liquidity are to ensure that sufficient funds are available to meet current operating requirements and to provide reserves against unforeseen liquidity requirements. Management continuously reviews the Company's liquidity position, which is maintained on a basis consistent with established internal guidelines and the tests and reviews of the various regulatory authorities. The Company's primary liquidity sources at September 30, 1999 included cash, due from banks, federal funds and short-term investment securities. The Company also has the ability, on a short-term basis, to borrow funds from the Federal Reserve System and to invest in Federal Funds Sold from other financial institutions. The mix of asset maturities contributes to the company's overall liquidity position.


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

On April 2, 1998, the Company was listed on Nasdaq National Market. The Company's common stock trades on the Nasdaq Stock Market under the symbol "CBAN". The Company presently has 900 shareholders of record as of September 30, 1999. "The Nasdaq Stock Market" or "Nasdaq" is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting and order execution systems. This market also provides specialized automation services for screen-based negotiations of transactions, on-line comparison of transactions, and a range of informational services tailored to the needs of the securities industry, investors and issuers. The Nasdaq Stock Market is operated by The Nasdaq Stock Market, Inc., a wholly-owned subsidiary of the National Association of Securities Dealers, Inc.



                          PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

A.  Exhibits - None

B. There have been no reports filed on Form 8-K for the quarter ended September 30, 1999.

                                   SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   COLONY BANKCORP, INC.


November 8, 1999                   /s/ James D. Minix
----------------                   ---------------------------------------------
Date                               James D. Minix, President and
                                   Chief Executive Officer


                                   /s/ Terry L. Hester
                                   ---------------------------------------------
                                   Terry L. Hester, Executive Vice President and Chief Financial Officer