Form 10-K405
period 1999-12-31
COLONY BANKCORP INC
filed 2000-03-23
CIK 711669

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K


[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

For the Fiscal Year Ended  December 31, 1999
                         ----------------------

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

For the Transition Period from                      to
                              ---------------------   -------------------------
Commission File Number    0-12436
                      ---------------------------------------------------------

                             COLONY BANKCORP, INC.
-------------------------------------------------------------------------------
              (Exact Name of Registrant Specified in its Charter)

             GEORGIA                                 58-1492391
-------------------------------------------------------------------------------
State or Other Jurisdiction of                    (I.R.S. Employer
Incorporation or Organization                    Identification No.)

115  SOUTH GRANT  STREET,       FITZGERALD, GEORGIA      31750
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)               (Zip Code)

Registrant's Telephone Number Including Area Code      (912) 426-6000
                                                 ------------------------------

Securities Registered Pursuant to Section 12(b) of the  Act:

     Title of Each Class             Name of Each Exchange on Which Registered

            NONE
-------------------------------      ------------------------------------------
         Securities Registered Pursuant to Section 12(g) of the Act:

COMMON STOCK, $1.00 PAR VALUE
-------------------------------------------------------------------------------
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

  Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

  State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 3, 2000.

         Common Stock, par value $1.00 per share - $51,002,799

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 3, 2000.

         Common Stock, par value $1.00 per share - 4,435,026 shares

                      DOCUMENTS INCORPORATED BY REFERENCE


 Location in Form 10-K                                     Incorporated Document
----------------------------------                ---------------------------------------
Part I
Item 3 - Legal Proceedings                        Page 11 of the Company's Definitive
                                                  Proxy Statement dated April 5, 2000,
                                                  in connection with its Annual Meeting
                                                  to be held on April 25, 2000.

Part III
Item 10 - Directors, Executive Officers,          Pages 3 and 4 of the Company's
Promoters and Control Persons; Compliance         Definitive Proxy Statement dated April
with Section 16(a) of the Exchange Act            5, 2000, in connection with its Annual
                                                  Meeting to be held on April 25, 2000.

Item 11 - Executive Compensation                  Pages 6, 8, 9, 10, 11, 12 and 13 of
                                                  the Company's Definitive Proxy
                                                  Statement dated April 5, 2000, in
                                                  connection with its Annual Meeting to
                                                  be held on April 25, 2000.

Item 12 - Security Ownership of Certain           Pages 7 and 8 of the Company's
Beneficial Owners and Management                  Definitive Proxy Statement dated April
                                                  5, 2000, in connection with its Annual
                                                  Meeting to be held on April 25, 2000.

Item 13 - Certain Relationships and               Page 10 of the Company's Definitive
Related Transactions                              Proxy Statement dated April 5, 2000 in
                                                  connection with its Annual Meeting to
                                                  be held on April 25, 2000.

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


                            THE BANK OF FITZGERALD

History and Business of the Bank

The Bank of Fitzgerald is a state banking institution chartered under the laws of Georgia on November 10, 1975. Since opening on April 15, 1976, the Bank has continued a general banking business and presently serves its customers from two locations, the main office in Fitzgerald, Georgia at 302 South Main Street and a full-service branch located on Highway 129 South.

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

A history of the Bank's financial position for fiscal years ended 1999, 1998 and 1997 is as follows:

                                      1999            1998             1997
                                  ------------    ------------      -----------
Total Assets                      $110,339,062    $100,903,605      $97,730,544
Total Deposits                      92,363,903      87,756,795       87,438,647
Total Stockholders' Equity           9,848,839       9,593,148        9,437,047
Net Income                           1,724,382       1,665,050        1,357,070

Number of Issued and Outstanding
 Shares                                 90,000          90,000           90,000
Book Value Per Share                   $109.43         $106.59          $104.86
Net Income Per Share                     19.16           18.50            15.08


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

Competition

The banking business in Ben Hill County is highly competitive. The Bank competes primarily with five other commercial banks operating in Ben Hill County. Additionally, the Bank competes with one credit union located in the area and, to a lesser extent, insurance companies and governmental agencies. The banking industry is also experiencing increasing competition for deposits from less traditional sources such as money market and mutual funds. The Bank also offers "NOW" accounts, individual retirement accounts, simplified pension plans, KEOGH plans and custodial accounts for minors.

Correspondents

As of December 31, 1999, the Bank had correspondent relationships with two other banks. The Bank's principal correspondent is The Bankers Bank located in Atlanta, Georgia. These correspondent banks provide certain services to the Bank such as investing its excess funds, processing checks and other items, buying and selling federal funds, handling money fund transfers and exchanges, shipping coins and currency, providing security and safekeeping of funds and other valuable items, handling loan participations and furnishing management investment advice on the Bank's securities portfolio.

                                 ASHBURN BANK

History and Business of the Bank

Ashburn Bank was chartered as a state commercial bank in 1900 and currently operates under the Financial Institutions Code of Georgia. The Bank's deposits are insured up to $100,000 per account by the Federal Deposit Insurance Corporation. The Bank conducts business at the offices located at 515 East Washington and 416 East Washington in Ashburn, Turner County, Georgia, 1553 U.
S. Highway 19 South in Lee County, Georgia, 137 Robert B. Lee Drive in Leesburg, Lee County, Georgia and 1031 24th Ave., E., Cordele, Georgia. The offices in Leesburg and Cordele operate under the name Colony Bank. The Bank's business largely consists of (1) the acceptance of demand, savings and time deposits; (2) the making of loans to consumers, business and other institutions; (3) investment of excess funds and sale of federal funds, U.S. Treasury obligations and state, county and municipal bonds; (4) investment services through PRIMEVEST Financial Services; and (5) internet online banking. The Bank does little mortgage lending and it does not offer trust services. It acts as an agent for Visa Card and MasterCard through The Bankers Bank.

A history of the Bank's financial position for fiscal years ended 1999, 1998 and 1997 is as follows:

                                     1999             1998             1997
                                 ------------     ------------     ------------
Total Assets                     $143,863,554     $114,402,843     $100,172,188
Total Deposits                    123,360,686       98,435,652       85,508,000
Total Stockholders' Equity         10,236,521        9,638,318        8,794,312
Net Income                          1,427,273        1,403,712        1,308,236

Number of Issued and Outstanding
  Shares                               50,000           50,000           50,000
Book Value Per Share                  $204.73          $192.77          $175.89
Net Income Per Share                    28.55            28.07            26.16


Banking Facilities

The Bank's main office is located at 515 East Washington Street in Ashburn and consists of a building of approximately 13,000 square feet of office and banking space with an adjacent parking lot. A branch facility is located across the street from the main office and consists of a single story building with approximately 850 square feet and is operated with three drive-in windows. During 1996, the Bank entered into a 5-year lease agreement with Winn-Dixie Stores, Inc. to operate a retail banking facility at Winn Dixie's Lee County location. The office consists of 350 square feet and includes 3 teller positions, a new accounts area and a private office. The Bank opened a second Lee County office in October 1998. This full service facility, located within the city limits of Leesburg, consists of a two story brick building of approximately 5,000 square feet and includes three drive-in lanes. A fourth branch office opened in Cordele, Crisp County, Georgia on October 4, 1999. The new full-service branch facility consists of approximately 5,500 square feet, with four drive-in lanes and one automated teller machine. All occupied premises, with the exception of the Lee County Winn Dixie location, are owned by the Bank.

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

Correspondents

Ashburn Bank has correspondent relationships with the following banks: The Bankers Bank in Atlanta, Georgia; SunTrust Bank, N.A. in Atlanta, Georgia; The Bank of Fitzgerald in Fitzgerald, Georgia; AMSouth Bank of Alabama in Birmingham, Alabama; and the Federal Home Loan Bank in Atlanta, Georgia. The correspondent relationships facilitate the transactions of business by means of loans, letters of credit, acceptances, collections, exchange services and data processing. As compensation for these services, the Bank maintains balances with its correspondents in noninterest-bearing accounts.


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

A history of the Bank's financial position for fiscal years ended 1999, 1998 and 1997 is as follows:

                                     1999            1998            1997
                                  -----------     -----------     -----------
Total Assets                      $29,583,143     $28,075,187     $27,540,804
Total Deposits                     25,452,369      24,024,259      23,684,818
Total Stockholders' Equity          2,494,864       2,431,843       2,235,004
Net Income                            330,504         288,897         293,907

Number of Issued and Outstanding
  Shares                                  250             250             250
Book Value Per Share                $9,979.46       $9,727.37       $8,940.02
Net Income Per Share                 1,322.02        1,155.59        1,175.63


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

Competition

The banking business is highly competitive. The Bank competes in Wilcox County primarily with five commercial banks and one savings and loan institution. In addition, the Bank competes with other financial institutions, including credit unions and finance companies and, to a lesser extent, insurance companies and certain governmental agencies. The banking industry is also experiencing increased competition for deposits from less traditional sources such as money market and mutual funds.

Correspondents

The Bank has correspondent relationships with the following banks: The Bankers Bank in Atlanta, Georgia; Federal Home Loan Bank, in Atlanta, Georgia; AMSouth Bank of Alabama in Birmingham, Alabama; and SunTrust Bank, N.A., in Atlanta, Georgia. The correspondent relationships facilitate the transactions of business by means of loans, letters of credit, acceptances, collections, exchange services and data processing. As compensation for these services, the Bank maintains balances with its correspondents in noninterest-bearing accounts.

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

A history of the Bank's financial position for fiscal years ended 1999, 1998 and 1997 is as follows:

                                     1999            1998            1997
                                  -----------     -----------     -----------
Total Assets                      $45,344,816     $45,353,965     $43,145,436
Total Deposits                     41,211,472      41,464,683      37,576,350
Total Stockholders' Equity          3,763,451       3,555,744       3,262,416
Net Income                            531,394         382,605         310,178

Number of Issued and Outstanding
  Shares                                1,750           1,750           1,750
Book Value Per Share                $2,150.54       $2,031.85       $1,864.24
Net Income Per Share                   303.65          218.63          177.24


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

Correspondents

The Bank has correspondent relationships with the following banks: The Bankers Bank in Atlanta, Georgia; The Federal Home Loan Bank in Atlanta, Georgia; and SunTrust Bank, N.A., in Atlanta, Georgia. The correspondent relationships facilitate the transactions of business by means of loans, letters of credit, acceptances, collections, exchange services and data processing. As compensation for these services, the Bank maintains balances with its correspondents in noninterest-bearing accounts.


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

A history of the Bank's financial position for fiscal years ended 1999, 1998 and 1997 is as follows:


                                     1999            1998            1997
                                  -----------     -----------     -----------
Total Assets                      $57,828,759     $55,396,303     $44,917,783
Total Deposits                     53,154,868      51,076,265      40,970,101
Total Stockholders' Equity          4,298,618       3,969,437       3,600,017
Net Income                            500,710         454,744         595,329

Number of Issued and Outstanding
  Shares                               95,790          95,790          95,790
Book Value Per Share                   $44.88          $41.44          $37.58
Net Income Per Share                     5.23            4.75            6.21


Banking Facilities

The Bank's main office is housed in a building located in Sylvester, Georgia. The building, which is owned by the Bank, consists of approximately 13,000 square feet, a drive-in window and an adjacent parking lot. On June 15, 1998, the Bank opened a branch office at 605 West Second Street, Tifton, Georgia. The office is a single story building of approximately 2,300 square feet with one attached drive-in window. A second branch office scheduled to open in 1999 in Moultrie, Colquitt County, Georgia has been delayed until 2000.

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

Correspondents

As of December 31, 1999, the Bank had correspondent relationships with five other banks. The Bank's principal correspondent is The Bankers Bank located in Atlanta, Georgia. These correspondent banks provide certain services to the Bank such as investing its excess funds, processing checks and other items, buying and selling federal funds, handling money fund transfers and exchanges, shipping coins and currency, providing security and safekeeping of funds and other valuable items, handling loan participations and furnishing management investment advice on the Bank's securities portfolio.


COLONY BANK SOUTHEAST

History and Business of the Bank

Colony Bank Southeast, formerly Broxton State Bank, was chartered under the laws of Georgia on August 4, 1966 and opened for business on September 1, 1966, having absorbed "Citizens Bank," a private, unincorporated bank.

The Bank is a full-service bank offering a wide variety of banking services targeted at all sectors of the Bank's primary market area. The Bank offers customary types of demand, savings, time and individual retirement accounts; installment, commercial and real estate loans; home mortgages and personal lines-of-credit; Visa and Master Card services through its correspondent, The Bankers Bank; safe deposit and night depository services; cashier's checks, money orders, traveler's checks, wire transfers and various other services that can be tailored to the customer's needs. The Bank does not offer trust services at this time.

The Bank serves the residents of Coffee County, Georgia, which has a population of approximately 32,000.

A history of the Bank's financial position for fiscal years ended 1999, 1998 and 1997 is as follows:

                                     1999            1998            1997
                                  -----------     -----------     -----------
Total Assets                      $46,012,865     $34,925,063     $26,371,357
Total Deposits                     39,249,813      28,405,278      22,763,357
Total Stockholders' Equity          3,434,884       3,308,576       2,265,171
Net Income                            210,807          59,204         135,301

Number of Issued and Outstanding
  Shares                               50,730          50,730          50,730
Book Value Per Share                   $67.71          $65.22          $44.65
Net Income Per Share                     4.16            1.17            2.67


Banking Facilities

The Bank operates one banking office located at 401 North Alabama Street, Broxton, Georgia which consists of approximately 5,000 square feet of space. The building is equipped with four alarm-equipped vaults, one for safe-deposit boxes and cash storage, one for night depository service and two for record storage. The building has two drive-in systems, one commercial drawer and one pneumatic tube system. Colony Bank Southeast opened a branch office in Douglas, Georgia on July 6, 1998. The two story brick building located at 625 West Ward Street consists of approximately 8,300 square feet and provides four drive-in lanes for customer convenience. A second Douglas office was opened on September 8, 1999 and consists of approximately 1,200 square feet with three drive-in lanes and one automated teller machine. All occupied premises are owned by the Bank, with the exception of the newly opened branch located at 1351 A SE Bowens Mill Road, Douglas, Georgia.

Competition

The banking business in Coffee County is highly competitive. Colony Bank Southeast competes with seven other banks and one credit union in Douglas, Georgia. The banking industry is also experiencing increased competition for deposits from less traditional sources such as money market and mutual funds.

Correspondents

The Bank has correspondent relationships with the following banks: Bank of America, Atlanta, Georgia; SunTrust Bank, Atlanta, Georgia; The Bankers Bank, Atlanta, Georgia; the Federal Home Loan Bank in Atlanta, Georgia and Columbus Bank & Trust, Columbus, Georgia. The correspondent relationships facilitate the transactions of business by means of loans, letters-of-credit, acceptances, collections, exchange services and data processing. As compensation for these services, the Bank maintains balances with its correspondents in noninterest-bearing accounts.

                                   EMPLOYEES

As of December 31, 1999, Colony Bankcorp, Inc. and its subsidiaries employed 163 full-time employees and 44 part-time employees. Colony considers its relationship with its employees to be excellent.

The subsidiary banks have noncontributory profit-sharing plans covering all employees subject to certain minimum age and service requirements. All Banks made contributions for all eligible employees in 1999. In addition, Colony Bankcorp, Inc. and its subsidiaries maintain a comprehensive employee benefit program providing, among other benefits, hospitalization, major medical insurance and life insurance. Management considers these benefits to be competitive with those offered by other financial institutions in south Georgia. Colony's employees are not represented by any collective bargaining group.

                          SUPERVISION AND REGULATION

Bank holding companies and banks are regulated under both federal and state law. The following is a brief summary of certain statutes and rules and regulations affecting the Company, the Banks, and to a more limited extent the Company's subsidiaries.

This summary is qualified in its entirety by reference to the particular statute and regulatory provision referred to and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and its subsidiaries. The scope of regulation and permissible activities of the Company and its subsidiaries is subject to change by future federal and state legislation. Supervision, regulation and examination of the Company and the Banks by the bank regulatory agencies are intended primarily for the protection of depositors rather than shareholders of the Company.

                           REGULATION OF THE COMPANY

Colony is a registered holding company under the Federal Bank Holding Company Act and the Georgia Bank Holding Company Act and is regulated under such Act by the Federal Reserve and by the Georgia Department of Banking and Finance (the "Georgia Department"), respectively. As a bank holding company, the Company is required to file annual reports with the Federal Reserve and the Georgia Department and provide such additional information as the applicable regulator may require pursuant to the Federal and Georgia Bank Holding Company Acts. The Federal Reserve and the Georgia Department may also conduct examinations of the Company to determine whether the Company is in compliance with Bank Holding Company Acts and regulations promulgated thereunder.

In addition, the Federal Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (1) acquiring direct or indirect ownership or control of more than 5 percent of the voting shares of any bank; (2) acquiring all or substantially all of the assets of a bank; and (3) before merging or consolidating with another bank holding company.

The Georgia Department requires similar approval prior to the acquisition of any additional banks from every Georgia bank holding company. A Georgia bank holding company is generally prohibited from acquiring ownership or control of 5 percent or more of the voting shares of a bank unless the bank being acquired is either a bank for purposes of the Federal Bank Holding Company Act, or a federal or state savings and loan association or savings bank or federal savings bank whose deposits are insured by the Federal Savings and Loan Insurance Corporation and such bank has been in existence and continuously operating as a bank for a period of five years or more prior to the date of application to the Department for approval of such acquisition.

The Federal Reserve (pursuant to regulation and published statements) has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve policy, the Company may be required to provide financial support to the Bank at a time when, absent such Federal Reserve policy, the Company may not deem it advisable to provide such assistance. Similarly, the Federal Reserve also monitors the financial performance and prospects of nonbank subsidiaries with an inspection process to ascertain whether such nonbanking subsidiaries enhance or detract from the Company's ability to serve as a source of strength for the Banks.

                             CAPITAL REQUIREMENTS

The holding company is subject to regulatory capital requirements imposed by the Federal Reserve applied on a consolidated basis with the bank owned by the holding company. Bank holding companies must have capital (as defined in the rules) equal to eight (8) percent of risk-weighted assets. The risk weights assigned to assets are based primarily on credit risk. For example, securities with an unconditional guarantee by the United States government are assigned the least risk category. A risk weight of 50 percent is assigned to loans secured by owner-occupied one-to-four family residential mortgages. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets.

The Federal Reserve also requires the maintenance of minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of bank holding companies. The guidelines define capital as either Tier 1 (primarily shareholder equity) or Tier 2 (certain debt instruments and a portion of the allowance for loan losses). Tier 1 capital for banking organizations includes common equity, minority interest in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock and qualifying cumulative perpetual preferred stock. (Cumulative perpetual preferred stock is limited to 25 percent of Tier 1 capital.) Tier 1 capital excludes goodwill; amounts of mortgage servicing assets, nonmortgage servicing assets, and purchased credit card relationships that, in the aggregate, exceed 100 percent of Tier 1 capital; nonmortgage servicing assets and purchased credit card relationships that in the aggregate, exceed 25 percent of Tier 1 capital; all other identifiable intangible assets; and deferred tax assets that are dependent upon future taxable income, net of their valuation allowance, in excess of certain limitations.

Effective June 30, 1998, the Board has established a minimum ratio of Tier 1 capital to total assets of 3.0 percent for strong bank holding companies (rated composite "1" under the BOPEC rating system of bank holding companies), and for bank holding companies that have implemented the Board's risk-based capital measure for market risk. For all other bank holding companies, the minimum ratio of Tier 1 capital to total assets is 4.0 percent. Banking organizations with supervisory, financial, operational, or managerial weaknesses, as well as organizations that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the minimum levels. Higher capital ratios may be required for any bank holding company if warranted by its particular circumstances or risk profile. Bank holding companies are required to hold capital commensurate with the level and nature of the risks, including the volume and severity of problem loans, to which they are exposed.

At December 31, 1999, Colony exceeded the minimum Tier 1, risk-based and leverage ratios. The table which follows sets forth certain capital information for the Company as of December 31, 1999.

CAPITAL ADEQUACY
($ in Thousands)

                                           December 31, 1999
                                   ---------------------------------
                                      Amount                 Percent
                                   -----------               -------
Leverage Ratio
  Actual                           $36,025,666                8.39%
  Minimum Required (1)              17,175,526                4.00%

Risked-Based Capital:

Tier 1 Capital
  Actual                            36,025,666               10.63%
  Minimum Required                  13,553,929                4.00%

Total Capital
  Actual                            40,266,776               11.88%
  Minimum Required                  27,107,916                8.00%


(1) Represents the minimum requirement. Institutions that are contemplating acquisitions or anticipating or experiencing significant growth may be required to maintain a substantially higher leverage ratio.

        THE RIEGLE-NEAL INTERSTATE BANKING AND BRANCHING EFFICIENCY ACT

Prior to the enactment of the Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), interstate expansion of bank holding companies was prohibited, unless such acquisition was specifically authorized by a statute of the state in which the target bank was located. Pursuant to the Riegle-Neal Act, effective September 29, 1995, an adequately capitalized and adequately managed holding company may acquire a bank across state lines, without regard to whether such acquisition is permissible under state law. A bank holding company is considered to be "adequately capitalized" if it meets all applicable federal regulatory capital standards.

While the Riegle-Neal Act precludes a state from entirely insulating its banks from acquisition by an out-of-state holding company, a state may still provide that a bank may not be acquired by an out-of-state company unless the bank has been in existence for a specified number of years, not to exceed five years. Additionally, the Federal Reserve is directed not to approve an application for the acquisition of a bank across state lines if: (i) the applicant bank holding company, including all affiliated insured depository institutions, controls or after the acquisition would control, more than ten (10) percent of the total amount of deposits of all insured depository institutions in the United States (the "ten percent concentration limit") or (ii) the acquisition would result in the holding company controlling thirty (30) percent or more of the total deposits of insured depository institutions in any state in which the holding company controlled a bank or branch immediately prior to the acquisition (the "thirty percent concentration limit"). States may waive the thirty percent concentration limit, or may make the limits more or less restrictive, so long as they do no discriminate against out-of-state bank holding companies.

The Riegle-Neal Act also provides that, beginning on June 1, 1997, banks located in different states may merge and operate the resulting institution as a bank with interstate branches. However, a state may (i) prevent interstate branching through mergers by passing a law prior to June 1, 1997 that expressly prohibits mergers involving out-of-state banks, or (ii) permit such merger transactions prior to June 1, 1997. Under the Riegle-Neal Act, an interstate merger transaction may involve the acquisition of a branch of an insured bank without the acquisition of the bank itself, but only if the law of the state in which the branch is located permits this type of transaction.

Under the Riegle-Neal Act, a state may impose certain conditions on a branch of an out-of-state bank resulting from an interstate merger so long as such conditions do not have the effect of discriminating against out-of-state banks or bank holding companies, other than on the basis of a requirement of nationwide reciprocal treatment. The ten (10) percent concentration limit and the thirty (30) percent concentration limit described above, as well as the rights of the states to modify or waive the thirty (30) percent concentration limit, apply to interstate bank mergers in the same manner as they apply to the acquisition of out-of-state banks.

A bank resulting from an interstate merger transaction may retain and operate any office that any bank involved in the transaction was operating immediately before the transaction. After completion of the transaction, the resulting bank may establish or acquire additional branches at any location where any bank involved in the transaction could have established or acquired a branch. The Riegle-Neal Act also provides that the appropriate federal banking agency may approve an application by a bank to establish and operate an interstate branch in any state that has in effect a law that expressly permits all out-of-state banks to establish and operate such a branch.

In response to the Riegle-Neal Act, effective June 1, 1997, Georgia permitted interstate branching, although only through merger and acquisition. In addition, Georgia law provides that a bank may not be acquired by an out-of-state company unless the bank has been in existence for five years. Georgia has also adopted the thirty percent concentration limit, but permits state regulators to waive it on a case-by-case basis.

                      THE GRAMM-LEACH-BLILEY ACT OF 1999

The Gramm-Leach-Bliley Act (the "GLB Act") dramatically increases the ability of eligible banking organizations to affiliate with insurance, securities and other financial firms and insured depository institutions. The GLB Act permits eligible banking organizations to engage in activities and to affiliate with nonbank firms engaged in activities that are financial in nature or incidental to such financial activities and also includes some additional activities that are complementary to such financial activities.

The definition of activities that are financial in nature is handled by the GLB Act in two ways. First, there is a laundry list of activities that are designated as financial in nature. Second, the authorization of new activities as financial in nature or incidental to a financial activity requires a consultative process between the Federal Reserve Board and the Secretary of the Treasury with each having the authority to veto proposals of the other. The Federal Reserve Board has the discretion to determine what activities are complementary to financial activities.

The precise scope of the authority to engage in these new financial activities, however, depends on the type of banking organization, whether it is a holding company, a subsidiary of a national bank, or a national bank's direct conduct. The GLB Act repealed two sections of the Glass-Stegall Act, Sections 20 and 32, which restricted affiliations between securities firms and banks. The GLB Act authorizes two types of banking organizations to engage in expanded securities activities. The GLB Act authorizes a new type of bank holding company called a financial holding company to have a subsidiary company that engages in securities underwriting and dealing without limitation as to the types of securities involved. The GLB Act also permits a national bank to control a financial subsidiary that can engage in many of the expanded securities activities permitted for financial holding companies. However, additional restrictions apply to national bank financial subsidiaries.

Since the Bank Holding Company Act of 1956, and it subsequent amendments, federal law has limited the types of activities that are permitted for a bank holding company, and it has also limited the types of companies that a bank holding company can control. The GLB Act retains the bank holding company regulatory framework, but adds a new provision that authorizes enlarged authority for the new financial holding company form of organization to engage in any activity of a financial nature or incidental thereto. A new Section 4(k) of the Bank Holding Company Act provides that a financial holding company may engage in any activity, and may acquire and retain shares of any company engaged in any activity, that the Federal Reserve Board, in coordination with the Secretary of the Treasury, determines by regulation or order to be financial in nature or incidental to such financial activities, or is complementary to financial activities.

The GLB Act also amends the Bank Holding Company Act to prescribe eligibility criteria for financial holding companies, defines the scope of activities permitted for bank holding companies that do not become financial holding companies, and establishes consequences for financial holding companies that cease to maintain the status needed to qualify as a financial holding company.

There are three special criteria to qualify for the enlarged activities and affiliation. First, all the depository institutions in the bank holding company organization must be well-capitalized. Second, all of the depository institutions of the bank holding company must be well managed. Third, the bank holding company must have filed a declaration of intent with the Federal Reserve Board stating that it intends to exercise the expanded authority under the GLB Act and certify to the Federal Reserve Board that the bank holding company's depository institutions meet the well-capitalized and well managed criteria. The GLB Act also requires the bank to achieve a rating of satisfactory or better in meeting community credit needs at the most recent examination of such institution under the Community Reinvestment Act.

Once a bank holding company has filed a declaration of its intent to be a financial holding company, as long as there is no action by the Federal Reserve Board giving notice that it is not eligible, the company may proceed to engage in the activities and enter into the affiliations under the large authority conferred by the GLB Act's amendments to the Bank Holding Company Act. The holding company does not need prior approval from the Federal Reserve Board to engage in activities that the GLB Act identifies as financial in nature or that the Federal Reserve Board has determined to be financial in nature or incidental thereto by order or regulation.

The GLB Act retains the basic structure of the Bank Holding Company Act. Thus, a bank holding company that is not eligible for the expanded powers of a financial holding company is now subject to the amended Section 4(c)(8) of the Bank Holding Company Act which freezes the activities that are authorized and defined as closely related to banking activities. Under this Section a bank holding company is not eligible for the expanded activities permitted under new Section 4(k) and is limited to those specific activities previously approved by the Federal Reserve Board.

The GLB Act also addresses the consequences when a financial holding company that has exercised the expanded authority fails to maintain its eligibility to be a financial holding company. The Federal Reserve Board may impose such limitations on the conduct or activities of a noncompliant financial holding company or any affiliate of that company as the Board determines to be appropriate under the circumstances and consistent with the purpose of the Act.

The GLB Act is essentially a dramatic liberalization of the restrictions placed on banks, especially bank holding companies, regarding the areas of financial businesses in which they are allowed to compete.

                            REGULATION OF THE BANKS

As state-chartered banks, the Banks are examined and regulated by the Federal Deposit Insurance Corporation ("FDIC") and the Georgia Department.

The major functions of the FDIC with respect to insured banks include paying depositors to the extent provided by law in the event an insured bank is closed without adequately providing for payment of the claim of depositors, acting as a receiver of state banks placed in receivership when so appointed by state authorities, and preventing the continuance or development of unsound and unsafe banking practices. In addition, the FDIC also approves conversions, mergers, consolidations, and assumption of deposit liability transactions between insured banks and noninsured banks or institutions to prevent capital or surplus diminution in such transactions where the resulting, continued or assumed bank is an insured nonmember state bank.

Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Bank Holding Company Act on any extension of credit to the bank holding company or any of its subsidiaries, on investment in the stock or other securities thereof and on the taking of such stock or securities as collateral for loans to any borrower. In addition, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in-arrangements in connection with any extension of credit or provision of any property or services.

The Georgia Department regulates all areas of the banks' banking operations, including mergers, establishment of branches, loans, interest rates and reserves. The Bank must have the approval of the Commissioner to pay cash dividends, unless at the time of such payment:

         (i) the total classified assets at the most recent examination of such banks do not exceed 80 percent of Tier 1 capital plus Allowance for Loan Losses as reflected at such examination;

         (ii) the aggregate amount of dividends declared or anticipated to be declared in the calendar year does not exceed 50 percent of the net profits, after taxes but before dividends, for the previous calendar year; and

         (iii) the ratio of Tier 1 Capital to Adjusted Total Assets shall not be less than six (6) percent.

The Banks are also subject to State of Georgia banking and usury laws restricting the amount of interest which it may charge in making loans or other extensions of credit.

             EXPANSION THROUGH BRANCHING, MERGER OR CONSOLIDATION

With respect to expansion, the Banks were previously prohibited from establishing branch offices or facilities outside of the county in which their main office was located, except:

         (i)   in adjacent counties in certain situations, or

         (ii) by means of merger or consolidation with a bank which has been in existence for at least five years.


In addition, in the case of a merger or consolidation, the acquiring bank must have been in existence for at least 24 months prior to the merger. However, effective July 1, 1996, Georgia permits the subsidiary bank(s) of any bank holding company then engaged in the banking business in the State of Georgia to establish, de novo, upon receipt of required regulatory approval, an aggregate of up to three additional branch banks in any county within the State of Georgia. Effective July 1, 1998, this same Georgia law permits, with required regulatory approval, the establishment of de novo branches in an unlimited number of counties within the State of Georgia by the subsidiary bank(s) of bank holding companies then engaged in the banking business in the State of Georgia. This law may result in increased competition in the Banks' market area.

                             CAPITAL REQUIREMENTS

The FDIC adopted risk-based capital guidelines that went into effect on December 31, 1990 for all FDIC insured state chartered banks that are not members of the Federal Reserve System. Beginning December 31, 1992, all banks were required to maintain a minimum ratio of total capital to risk weighted assets of eight (8) percent of which at least four (4) percent must consist of Tier 1 capital. Tier 1 capital of state chartered banks (as defined by the regulation) generally consists of: (i) common stockholders' equity; (ii) qualifying noncumulative perpetual preferred stock and related surplus; and (iii) minority interests in the equity accounts of consolidated subsidiaries. In addition, the FDIC adopted a minimum ratio of Tier 1 capital to total assets of banks, referred to as the leverage capital ratio of three (3) percent if the FDIC determines that the institution is not anticipating or experiencing significant growth and has well-diversified risk, including no undue interest rate exposure, excellent asset quality, high liquidity, good earnings and, in general, is considered a strong banking organization, rated Composite "1" under the Uniform Financial Institutions Rating System (the CAMEL rating system) established by the Federal Financial Institutions Examination Council. All other financial institutions are required to maintain a leverage ratio of four (4) percent.

Effective October 1, 1998, the FDIC amended its risk-based and leverage capital rules as follows: (1) all servicing assets and purchase credit card relationships ("PCCRs") that are included in capital are each subject to a ninety (90) percent of fair value limitation (also known as a "ten (10) percent haircut"); (2) the aggregate amount of all servicing assets and PCCRs included in capital cannot excess 100 percent of Tier I capital; (3) the aggregate amount of nonmortgage servicing assets ("NMSAs") and PCCRS included in capital cannot exceed 25 percent of Tier 1 capital; and (4) all other intangible assets (other than qualifying PCCRS) must be deducted from Tier 1 capital.

Amounts of servicing assets and PCCRs in excess of the amounts allowable must be deducted in determining Tier 1 capital. Interest-only Strips receivable, whether or not in security form, are not subject to any regulatory capital limitation under the amended rule.

                          FDIC INSURANCE ASSESSMENTS

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), enacted in December, 1991, provided for a number of reforms relating to the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions and improvement of accounting standards. One aspect of the Act is the requirement that banks will have to meet certain safety and soundness standards. In order to comply with the Act, the Federal Reserve and the FDIC implemented regulations defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, director and officer compensation, fees and benefits, asset quality, earnings and stock valuation.

The regulations provide for a risk-based premium system which requires higher assessment rates for banks which the FDIC determines pose greater risks to the Bank Insurance Fund ("BIF"). Under the regulations, banks pay an assessment depending upon risk classification.

To arrive at risk-based assessments, the FDIC places each bank in one of nine risk categories using a two-step process based on capital ratios and on other relevant information. Each bank is assigned to one of three groups: (i) well capitalized, (ii) adequately capitalized, or (iii) under capitalized, based on its capital ratios. The FDIC also assigned each bank to one of three subgroups based upon an evaluation of the risk posed by the bank. The three subgroups include (i) banks that are financially sound with only a few minor weaknesses,
(ii) banks with weaknesses which, if not corrected, could result in significant deterioration of the bank and increased risk to the BIF, and (iii) those banks that pose a substantial probability of loss to the BIF unless corrective action is taken. FDICIA imposes progressively more restrictive constraints on operations management and capital distributions depending on the category in which an institution is classified. As of December 31, 1999, the Banks met the definition of "well capitalized" institutions and will be assessed accordingly for 1999.

Under FDICIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

                          COMMUNITY REINVESTMENT ACT

The Company and the Banks are subject to the provisions of the Community Reinvestment Act of 1977, as amended (the "CRA") and the federal banking agencies regulations issued thereunder. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with its safe and sound operation to help meet the credit needs for their entire communities, including low-and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA.

The CRA requires a depository institution's primary federal regulator, in connection with its examination of the institution, to assess the institution's record of assessing and meeting the credit needs of the community served by that institution, including low-and moderate-income neighborhoods. The regulatory agency's assessment of the institution's record is made available to the public. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application.

The evaluation system used to judge an institution s CRA performance consists of three tests: (1) a lending test; (2) an investment test; and (3) a service test. Each of these tests will be applied by the institution s primary federal regulator taking into account such factors as: (i) demographic data about the community; (ii) the institution's capacity and constraints; (iii) the institution's product offerings and business strategy; and (iv) data on the prior performance of the institution and similarly-situated lenders.

In addition, a financial institution will have the option of having its CRA performance evaluated based on a strategic plan of up to five years in length that it had developed in cooperation with local community groups. In order to be rated under a strategic plan, the institution will be required to obtain the prior approval of its federal regulator.

The interagency CRA regulations provide that an institution evaluated under a given test will receive one of five ratings for the test: (1) outstanding; (2) high satisfactory; (3) low satisfactory; (4) needs to improve; and (5) substantial noncompliance. An institution will receive a certain number of points for its rating on each test, and the points are combined to produce an overall composite rating. Evidence of discriminatory or other illegal credit practices would adversely affect an institution s overall rating. Each of Colony's subsidiary banks received a "high satisfactory" CRA rating as a result of their last CRA examination.

                             PROPOSED LEGISLATION

Legislation is regularly considered and adopted by both the United States Congress and the Georgia General Assembly. Such legislation could result in regulatory changes and changes in competitive relationships for banks and bank holding companies. The effect of such legislation on the business of the Company and the Banks cannot be predicted.

                                MONETARY POLICY

The results of operations of the Company and the Banks are affected by credit policies of monetary authorities, particularly the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against member bank deposits and limitations on interest rates which member banks may pay on time and savings deposits. In view of the changing conditions in the foreign and national economy, as well as the effect of policies and actions taken by monetary and fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Company.


                               YEAR 2000 PROJECT

The Banks rely heavily upon computers for the daily conduct of their business and committed all resources necessary to achieve a satisfactory and timely solution to computer based problems related to the Year 2000 and beyond.

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may have recognized a date using "00" as the year 1900 rather than the year 2000.

In accordance with sound management policy and directives from regulatory agencies, the Banks began the Year 2000 review of hardware and software in 1997. The review included not only computer and information systems but heating and cooling systems, alarms, vaults, elevators and other office equipment, and was completed in 1998. Items that were found not Year 2000 compliant were slated for upgrade or replacement.

The Company and its subsidiary banks experienced no Year 2000 related problems.

                               EXECUTIVE OFFICER

The following table sets forth certain information with respect to the executive officer of the Registrant.

     Name (Age)                  Position with the Registrant                Officer Since
--------------------   --------------------------------------------------    -------------
James D. Minix (58)    President and Chief Executive Officer and Director        1994

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

Item 3
LEGAL PROCEEDINGS

Incorporated herein by reference to page 11 of the Company's Definitive Proxy Statement for Annual Meeting of Stockholders to be Held April 25, 2000, filed with the Securities and Exchange Commission on April 5, 2000 (File No. 0-18486).

Item 4
SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

No matters were submitted to a vote of the Registrant's stockholders during the fourth quarter of 1999.

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

                                                                 Dividend
Year Ended December 31, 1999    High         Low        Close   Per Share
----------------------------   ------       ------     ------   ---------
Fourth Quarter                 $14.75       $11.50     $13.50    $0.040
Third Quarter                   13.38        11.94      11.94     0.035
Second Quarter                  14.63        12.00      12.00     0.035
First Quarter                   15.00        11.25      13.50     0.030


On February 18, 1997, the Company's Board of Directors approved a 50 percent stock split effected in the form of a stock dividend payable to shareholders of record on July 1, 1997. On February 16, 1999, a 100 percent stock split effected in the form of a stock dividend payable to shareholders of record on March 31, 1999 was approved by the Board. All share and per share information in this report has been restated to give retroactive effect to these splits. The Registrant paid cash dividends on its common stock of $620,905 or $0.140 per share and $510,030 or $0.115 per share in 1999 and 1998, respectively. The Company's Board of Directors approved a reduction in the par value of common stock on February 16, 1999. Par value was reduced from $10 to $1 per share.

As of December 31, 1999, the Company had approximately 1,100 shareholders of record.

Item 6

SELECTED FINANCIAL DATA

                                                                Year Ended December 31,
                                    ------------------------------------------------------------------------------
                                      1999             1998             1997             1996               1995
                                    ------------------------------------------------------------------------------
                                                       (Dollars in Thousands, except per share data)
Selected Balance Sheet Data:
  Total Assets..................... $435,272         $381,348          $342,947         $319,540          $299,246
  Total Loans......................  315,435          252,864           234,288          206,863           200,837
  Total Deposits...................  374,450          330,746           298,162          285,676           271,646
  Investment Securities............   62,819           71,798            56,915           63,378            51,560
  Stockholders' Equity.............   35,011           33,096            28,821           25,591            23,068
Selected Income Statement Data:
  Interest Income..................   33,260           30,653            28,777           26,525            25,739
  Interest Expense.................   17,144           15,521            13,992           13,158            12,140
                                    --------         --------          --------         --------          --------
    Net Interest Income............   16,146           15,132            14,785           13,367            13,599
  Provision for Loan Losses........    1,166            1,157             1,489            2,195             3,246
  Other Income.....................    3,119            2,659             2,528            2,649             2,334
  Other Expense....................   12,017           11,090            10,601            9,569             9,332
                                    --------         --------          --------         --------          --------
  Income Before Tax................    6,082            5,544             5,223            4,252             3,355
  Income Tax Expense...............    1,902            1,692             1,605            1,319               983
                                    --------         --------          --------         --------          --------
    Net Income..................... $  4,180         $  3,852          $  3,618         $  2,933          $  2,372
                                    ========        =========         =========        =========         =========
Per Share Data: (a)
  Net Income (Diluted)............. $   0.94         $   0.87          $   0.83         $   0.68          $   0.58
  Book Value.......................     7.89             7.48              6.63             5.89              5.31
  Tangible Book Value..............     7.85             7.43              6.58             5.83              5.51
  Dividends........................     .140             .115              .100             .090              .115
Profitability Ratios:
  Net Income to Average Assets.....     1.03%            1.09%             1.11%            0.97%             0.84%
  Net Income to Average
     Stockholders' Equity..........    12.22%           12.22%            13.21%           12.04%            11.48%
  Net Interest Margin..............     4.33%            4.66%             4.91%            4.74%             5.20%
Loan Quality Ratios:
  Net Charge-Offs to Total Loans...     0.38%            0.40%             0.58%            0.88%             1.18%
  Reserve for Loan Losses to
    Total Loans and OREO...........     1.48%            1.86%             1.94%            2.12%             2.00%
  Nonperforming Assets to Total
    Loans and OREO.................     1.82%            2.50%             2.51%            3.85%             2.98%
  Reserve for Loan Losses to
    Nonperforming Loans............    81.27%           74.55%            77.23%           54.88%            67.08%
  Reserve for Loan Losses to
    Total Nonperforming Assets.....    70.47%           65.21%            63.23%           40.75%            50.39%
Liquidity Ratios:
  Loans to Total Deposits..........    84.24%           76.45%            78.58%           72.41%            73.93%
  Loans to Average Earning Assets..    83.37%           78.17%            77.16%           73.34%            76.83%
  Noninterest-Bearing Deposits to
    Total Deposits.................     9.01%            8.83%             9.16%           10.05%            10.26%
Capital Adequacy Ratios:
  Common Stockholders' Equity to
    Total Assets...................     8.04%            8.68%             8.40%            8.01%             7.71%
  Total Stockholders' Equity
    to Total Assets................     8.04%            8.68%             8.40%            8.01%             7.71%
  Dividend Payout Ratio............    14.86%           13.24%            12.02%           13.60%            19.90%

(a) Per share data for all periods has been retroactively restated for a 50 percent stock split on July 1, 1997 and a 100 percent stock split on March 1, 1999. All stock splits were effected in the form of dividends.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7

Liquidity and Capital Resources

Liquidity represents the ability to provide adequate sources of funds for funding loan commitments and investment activities, as well as the ability to provide sufficient funds to cover deposit withdrawals, payment of debt and financing of operations. These funds are obtained by converting assets to cash (representing primarily proceeds from collections on loans and maturities of investment securities) or by attracting and obtaining new deposits. During 1999, the Company was successful in obtaining deposits as evidenced by the fact that average deposits increased by 14.58 percent to $350,794,000 in 1999 from average deposits of $306,168,000 in 1998. Should the need arise, the Company also maintains relationships with the Federal Home Loan Bank and several correspondent banks that can provide funds on short notice.

Liquidity is monitored on a regular basis by management. The Company's liquidity position remained satisfactory in 1999. Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, funds due and investment securities) represented 28.80 percent of average deposits in 1999 as compared to 30.24 percent in 1998. Average loans represented 82.35 percent of average deposits in 1999 as compared to 80.60 percent in 1998. Average interest-bearing deposits were 84.58 percent of average earning assets in 1999 as compared to 85.08 percent in 1998.

The Company satisfies most of its capital requirements through retained earnings. During 1999, retained earnings provided $3,559,000 of increase in equity. Additionally, equity had a decrease of $1,645,000 resulting from the change during the year in unrealized gains (losses) on securities available for sale, net of taxes. Thus, total equity increased by a net amount of 1,914,000. In 1998, growth in equity was provided by retained earnings of $3,342,000, stock offering proceeds of $885,000 and an increase of $49,000 resulting from the change during the year in unrealized gains (losses) on securities available for sale, net of taxes. Thus, total equity increased by a net amount of $4,276,000 in 1998.

As of December 31, 1999, capital of Colony totaled approximately $35,011,000 and the only outstanding commitment for capital expenditures was by a subsidiary bank of approximately $1,200,000 for construction of a branch facility in Moultrie, Georgia.

The Federal Reserve Board and the FDIC have issued risk-based capital guidelines for U. S. banking organizations. The objective of these efforts was to provide a more uniform framework that is sensitive to differences in risk assets among banking organizations. The guidelines define a two-tier capital framework. Tier 1 capital consists of common stock and qualifying preferred stockholders' equity less goodwill. Tier 2 capital consists of certain convertible, subordinated and other qualifying term debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets. The Company has no Tier 2 capital other than the allowance for loan losses.

Using the capital requirements in effect at the end of 1999, the Tier 1 ratio as of December 31, 1999 was 10.63 percent and total Tier 1 and 2 risk-based capital was 11.88 percent. Both of these measures compare favorably with the regulatory minimum of 4 percent for Tier 1 and 8 percent for total risk-based capital. The Company's Tier 1 leverage ratio was 8.39 percent as of December 31, 1999 which exceeds the required ratio standard of 4 percent.

For 1999, average capital was $34,204,000 representing 8.41 percent of average assets for the year. This percentage is down from the 1998 level of 8.92 percent. In February, 1999, the Company declared a 100 percent stock split effected on March 31, 1999 in the form of a dividend which resulted in outstanding shares increasing from 2,217,513 to 4,435,026.

In 1999, the Company paid annual dividends of $0.14 per share. The dividend payout ratio, defined as dividends per share divided by net income per share, was 14.89 percent in 1999 as compared to 13.22 percent in 1998.

As of December 31, 1999, management was not aware of any recommendations by regulatory authorities which if they were to be implemented, would have a material effect on the Company's liquidity, capital resources or results of operations. However, it is possible that examinations by regulatory authorities in the future could precipitate additional loss charge-offs which could materially impact the Company's liquidity, capital resources and result of operations.

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

Net Income

Net Income for the year ended December 31, 1999 increased to $4,180,000 from the 1998 net income of $3,852,000 representing an increase of $328,000, or 8.52 percent. This increase is the result of an increase in net interest income of $1,014,000 and an increase of $461,000 in noninterest income. These were offset by an increase in noninterest expense of $928,000 and an increase in income tax expenses of $210,000. The earnings increase of 8.52 percent was achieved while the Company experienced additional overhead associated with three new offices opened during the second half of 1998 and two new offices opened during the second half of 1999; however, these new offices are largely responsible for the $54 million asset growth from a year ago and should further enhance shareholder value as they provide additional growth in the future. On a fully-diluted per share basis, net income increased to $0.94 from the 1998 per share amount of $0.87, a $0.07 increase or 8.05 percent.

Net income for the year ended December 31, 1998 increased to $3,852,000 from the 1997 net income of $3,618,000 representing an increase of $234,000 or 6.47 percent. This increase is the result of an increase in net interest income of $347,000, a decrease of $332,000 in provision for loan losses and an increase of $131,000 in noninterest income. These were offset by an increase in noninterest expense of $488,000 and an increase in income tax expenses of $88,000. The expansion projects undertaken in 1998 impacted earnings approximately $300,000; however, the new offices provided $30 million in asset growth during 1998. On a fully-diluted per share basis, net income increased to $0.87 from the 1997 per share amount of $0.83, a $0.04 increase or 4.82 percent.

Net Interest Margin

The net interest margin decreased to 4.33 percent in 1999 as compared to 4.66 percent in 1998. Net interest income increased by 6.70 percent to $16,146,000 in 1999 from $15,132,000 in 1998 on an increase in average earning assets to $378,288,000 in 1999 from $329,109,000 in 1998 with an interest spread of 3.80 percent in 1999 as compared to 4.08 percent in 1998. Average loans increased by $42,127,000 or 17.07 percent, average funds sold decreased by $8,995,000 or
42.77 percent, average investment securities increased by $7,781,000 or 12.88 percent and average interest-bearing deposits in other banks increased by $8,266,000 or 915.39 percent, resulting in a net increase in average earning assets of $49,179,000 or 14.94 percent.

The net increase in average assets was funded by a net increase in average deposits of 14.58 percent to $350,794,000 in 1999 from $306,168,000 in 1998 and a net increase in average debt and funds purchased of 42.48 percent to $18,702,000 in 1999 from $13,126,600 in 1998. Average interest-bearing deposits increased by 14.28 percent to $319,967,000 in 1999 from $279,992,000 in 1998 while average noninterest-bearing deposits increased 17.77 percent to $30,827,000 in 1999 from $26,176,000 in 1998. Average noninterest-bearing deposits represented 8.79 percent of average total deposits in 1999 as compared to 8.55 percent in 1998.

The net interest margin decreased to 4.66 percent in 1998 as compared to 4.91 percent in 1997. Net interest income increased by 2.35 percent to $15,132,000 in 1999 from $14,785,000 in 1997 on an increase in average earnings assets to $329,109,000 in 1998 from $303,648,000 in 1997 with an interest spread of 4.08 percent in 1998 as compared to 4.29 percent in 1997. Average loans increased by $18,924,000 or 8.31 percent, average funds sold increased by $6,493,000 or 44.66 percent, average investment securities decreased by $95,000 or 1.46 percent and average interest-bearing deposits in other banks increased by $139,000 or 18.19 percent, resulting in a net increase in average earning assets of $25,461,000 or
8.39 percent.

The net increase in average assets was funded by a net increase in average deposits of 7.50 percent to $306,168,000 in 1998 from $284,800,000 in 1997.
Average interest-bearing deposits increased by 8.58 percent to $279,992,000 in 1998 from $257,871,000 in 1997 while average noninterest-bearing deposits decreased 2.80 percent to $26,176,000 in 1998 from $26,929,000 in 1997. Average noninterest-bearing deposits represented 8.55 percent of average total deposits in 1998 as compared to 9.46 in 1997.

Provision for Loan Losses

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on nonaccruing, past due and other loans that management believes require attention.

The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at a level management has determined to be adequate. The provision for loan losses was $1,166,000 in 1999 as compared to $1,157,000 in 1998 representing an increase in the provision of $9,000 or 0.78 percent. Net loan charge-offs represented 103.78 percent of the provision for loan losses in 1999 as compared to 86.95 percent in 1998. Net loan charge-offs for 1999 represented 0.42 percent of average loans outstanding as compared to 0.41 percent for 1998. The leveling off of loan charge-offs for 1999 and 1998 resulted from management's effort the past several years to improve credit quality and to eliminate weak and marginal credits. As of December 31, 1999, the allowance for loan losses was 1.48 percent of total loans outstanding as compared to an allowance for loan losses of 1.87 percent of total loans outstanding as of December 31, 1998. The loan loss reserve of 1.48 percent of totals loans outstanding provided coverage of 81.72 percent of nonperforming loans and 70.81 percent of nonperforming assets as of December 31, 1999 as compared to 78.40 percent and 68.14 percent, respectively as of December 31, 1998. The determination of the reserve rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management considers the year-end allowance for loan losses adequate to cover potential losses in the loan portfolio.

The provision for loan losses was $1,157,000 in 1998 as compared to $1,489,000 in 1997, representing a decrease in the provision of $332,000 or 22.30 percent. Net loan charge-offs represented 86.95 percent of the provision for loan losses in 1998 as compared to 90.60 percent in 1997. The decrease in loan charge-offs in 1998 resulted from management's effort the past several years to improve credit quality and to eliminate weak and marginal credits. Net loan charge-offs for 1998 represented 0.41 percent of average loans outstanding as compared to
0.59 percent for 1997. As of December 31, 1998, the allowance for loan losses was 1.87 percent of total loans outstanding as compared to an allowance for loan losses of 1.95 percent of total loans outstanding as of December 31, 1997. The loan loss reserve of 1.87 percent of total loans outstanding provided coverage of 78.40 percent of nonperforming loans and 68.14 percent of nonperforming assets as of December 31, 1998 as compared to 77.29 percent and 63.28 percent, respectively as of December 31, 1997.

Noninterest Income

Noninterest income consists primarily of service charges on deposit accounts. Service charges on deposit accounts totaled $2,270,000 in 1999 as compared to $1,932,000 in 1998 or an increase of 17.49 percent. This increase is attributable to the increase in noninterest-bearing and interest-bearing demand deposit accounts. All other noninterest income increase by $123,000 to $850,000 in 1999 from $727,000 in 1998. Approximately $95,000 of the increase in noninterest income is attributable to a recovery on previously written-off municipal bonds. There was no other significant variance in other noninterest income accounts in 1999 from 1998.

Service charges on deposit accounts totaled $1,932,000 in 1998 as compared to $1,764,000 in 1997 or an increase of 9.52 percent. All other noninterest income decreased by $37,000 to $727,000 in 1998 from $764,000 in 1997. There was no significant variance in other noninterest income accounts in 1998 from 1997.

Noninterest Expense

Noninterest expense increased by 8.38 percent to $12,017,000 in 1999 from $11,088,000 in 1998. Salaries and employee benefits increased 12.76 percent to $6,451,000 in 1999 from $5,721,000 in 1998 primarily due to increased staffing with two new branches opened in the second half of 1999 and three new branches opened in the second half of 1998. Occupancy and equipment expense increased by
9.16 percent to $2,050,000 in 1999 from $1,878,000 in 1998 primarily due to additional depreciation and occupancy expense with the new branches opened. All other noninterest expense increased 0.80 percent to $3,517,000 in 1999 from $3,489,000 in 1998. All other expenses in the aggregate realized normal change.

Noninterest expense increased by 4.60 percent to $11,088,000 in 1998 from $10,600,000 in 1997. Salaries and employee benefits increased 4.97 percent to $5,721,000 in 1998 from $5,450,000 in 1997 primarily due to increased staffing with three new offices opened during 1998. Occupancy and equipment increased by
19.62 percent to $1,878,000 in 1998 from $1,570,000 in 1997 primarily due to additional depreciation and occupancy expense with the three new offices opened during 1998. All other noninterest expense decreased by 2.54 percent to $3,489,000 in 1998 from $3,580,000 in 1997. Noninterest expense for 1998 decreased primarily because of $141,000 non-recurring expense in 1997 resulting from a subsidiary bank buying out its data processing contract in order to convert to Colony's data processing system. All other expenses in the aggregate realized normal change.

Income Tax Expense

Income before taxes increased by $539,000 to $6,083,000 in 1999 from $5,544,000 in 1998 with significant changes being an increase in net interest income of $1,014,000 in 1999 as compared to 1998 and an increase in noninterest expenses, net of noninterest income of $467,000 in 1999 as compared to 1998. Income tax expense increased 12.41 percent to $1,902,000 in 1999 from $1,692,000 in 1998.
Income tax expense as a percentage of income before taxes increased by 2.46 percent to 31.27 percent in 1999 from 30.52 percent in 1998.

Income before taxes increased by $321,000 to $5,544,000 in 1998 from $5,223,000 in 1997 with significant changes being an increase in net interest income of $347,000 in 1998 as compared to 1997, a decrease in provision for loan losses of $332,000 in 1998 as compared to 1997 and an increase in noninterest expenses net of noninterest income of $358,000 in 1998 as compared to 1997. Income tax expense increased 5.42 percent to $1,692,000 in 1998 from $1,605,000 in 1997. Income tax expense as a percentage of income before taxes decreased by 0.68 percent to 30.52 percent in 1998 from 30.73 percent in 1997.

Outlook for 2000

Colony is an emerging company operating in an industry filled with nonregulated competitors and a rapid pace of consolidation. The year brings with it new opportunities for growth in our existing markets, as well as opportunities to expand into new markets through branch acquisitions and branching. Colony completed two new branches in 1999 which are located in Douglas and Cordele. For 2000, Colony has targeted one new branch office to be located in Moultrie, Georgia and the acquisition of a mortgage company that is located in Albany, Georgia. Additionally, the Company has targeted another branch for 2000 with the location to be disclosed at a later time.

Year 2000 Compliance Issue

Colony initiated a company-wide program to identify and address issues associated with the ability of its in-house systems and outside service providers to properly recognize date-sensitive information as a result of the century change on January 1, 2000 (Year 2000).

Colony established a five-phase methodology for use in assessing the Year 2000 project's state of readiness. Those phases were awareness, assessment, renovation, validation and implementation. An appointed Year 2000 steering committee monitored the progress within these phases. These five phases are briefly defined as follows: (1) awareness - defining the problem and establishing the resources needed to achieve compliance; (2) assessment - identify all areas of operations affected by the Year 2000 date change issue;
(3) renovation - updating or replacement of affected systems; (4) validation - testing systems and evaluating the results of testing; and (5) implementation - certification and acceptance of Year 2000 compliance.

The majority of the Year 2000 issues facing the Company were information technology ("IT") in nature. All IT systems, which includes mainframe and midrange computer systems were 100% complete in all phases. Testing of these systems produced satisfactory results. Non-IT systems, which include embedded technology such as micro controllers were all considered and tested. In addition, all third party service providers submitted documentation to the Company regarding the tested or anticipated compliance of their services.

Colony established contingency plans in the event of a failure caused by the Year 2000 date change with addressed potential risks such as application system failures, power outages, and security and environmental systems failures.

We are pleased that Colony experienced no Y2K related problems. All of our branches, ATM's and processing systems are working normally in the new millennium. Though the company realized minimal cost in addressing Y2K, we devoted a significant amount of resources over the last two years to remediation efforts for Year 2000 which can now be redirected into more productive projects.

Forward-Looking Statements

This document contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe," "estimate," "expect," "intend," "anticipate" and similar expressions and variations thereof identify certain of such forward-looking statements, which speaks only as of the dates which they were made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Users are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Users are therefore cautioned not to place undue reliance on these forward-looking statements.

AVERAGE BALANCE SHEETS

                                            1999                              1998                               1997
                                 ---------------------------------------------------------------------------------------------------
                                   Average   Income/  Yields/         Average   Income/  Yields/          Average   Income/  Yields/
($ in thousands)                   Balances  Expense  Rates           Balances  Expense  Rates            Balances  Expense  Rates
------------------------------------------------------------------------------------------------------------------------------------
Assets
Interest-Earning Assets
  Loans, Net of Unearned Income
    Taxable (1)                    $288,885  $28,344    9.81%         $246,758  $25,851   10.48%          $227,834  $24,227  10.63%
                                   --------  -------    -----         --------  -------   ------          --------  -------  ------
  Investment Securities
    Taxable                          57,828    3,418    5.91%           52,551    3,234    6.15%            53,971    3,301   6.12%
    Tax-Exempt (2)                   10,368      649    6.26%            7,864      596    7.58%             6,539      492   7.52%
                                   --------  -------    -----         --------  -------   ------          --------   ------  ------
      Total Investment
        Securities                   68,196    4,067    5.96%           60,415    3,830    6.34%            60,510    3,793   6.27%
                                   --------  -------    -----         --------  -------   ------          --------   ------  ------
  Interest-Bearing Deposits in
    Other Banks                       9,169      467    5.09%              903       49    5.43%               764       46   6.02%
                                   --------  -------    -----         --------  -------   ------          --------   ------  ------
  Funds Sold                         12,038      602    5.00%           21,033    1,125    5.35%            14,540      823   5.66%
                                   --------  -------    -----         --------  -------   ------          --------   ------  ------
    Total Interest-Earning
      Assets                        378,288   33,480    8.85%          329,109   30,855    9.38%           303,648   28,889   9.51%
                                   --------  -------    -----         --------  -------   ------          --------   ------  ------
Noninterest-Earning Assets
  Cash                               11,615                             10,227                               8,861
  Allowance for Loan Losses          (4,823)                            (4,742)                             (4,612)
  Other Assets                       21,714                             18,898                              17,173
                                   --------                           --------                            --------
    Total Noninterest-Earning
         Assets                      28,506                             24,383                              21,422
                                   --------                           --------                            --------
      Total Assets                 $406,794                           $353,492                            $325,070
                                   ========                           ========                            ========
Liabilities and Stockholders'
  Equity
Interest-Bearing Liabilities
  Interest-Bearing Deposits
    Interest-Bearing Demand
      and Savings                  $129,291  $ 2,321    1.80%         $ 72,284  $ 2,009    2.78%          $ 62,436  $ 1,909   3.06%
    Other Time                      190,676   13,652    7.16%          207,708   12,624    6.08%           195,435   11,381   5.82%
                                   --------  -------    -----         --------  -------   ------          --------  -------  ------
         Total Interest-Bearing
            Deposits                319,967   15,973    4.99%          279,992   14,633    5.22%           257,871   13,290   5.15%
                                   --------  -------    -----         --------  -------   ------          --------  -------  ------
  Other Interest-Bearing
      Liabilities
    Debt                             18,326    1,125    6.14%           11,548      875    7.58%             9,813      664   6.77%
    Funds Purchased and
       Securities Sold
       Under Agreement to
        Repurchase                      376       16    4.26%            1,578       21    1.33%               558       38   6.81%
                                   --------  -------    -----         --------  -------   ------          --------  -------  ------
        Total Other Interest-
          Bearing Liabilities        18,702    1,141    6.10%           13,126      896    6.83%            10,371      702   6.77%
                                   --------  -------    -----         --------  -------   ------          --------  -------  ------
        Total Interest-Bearing
          Liabilities               338,669   17,114    5.05%          293,118   15,521    5.30%           268,242   13,992   5.22%
                                   --------  -------    -----         --------  -------   ------          --------  -------  ------
Noninterest-Bearing Liabilities
  and Stockholders' Equity
    Demand Deposits                  30,827                             26,176                              26,929
    Other Liabilities                 3,094                              2,674                               2,503
    Stockholders' Equity             34,204                             31,524                              27,396
                                   --------                           --------                            --------
        Total Noninterest-Bearing
          Liabilities and
          Stockholders' Equity       68,125                             60,374                              56,828
                                   --------                           --------                            --------
        Total Liabilities and
          Stockholders' Equity     $406,794                           $353,492                            $325,070
                                   ========                           ========                            ========
Interest Rate Spread                                    3.80%                              4.08%                              4.29%
                                                        =====                             ======                             ======
Net Interest Income                         $ 16,366                           $ 15,334                            $ 14,897
                                            ========                           ========                            ========
Net Interest Margin                                     4.33%                              4.66%                              4.91%
                                                        =====                              =====                              =====

(1) The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis.

(2) Taxable-equivalent adjustments totaling $220,628, $202,547 and $167,180 for 1999, 1998 and 1997, respectively, are included in tax-exempt interest on investment securities. The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

RATE/VOLUME ANALYSIS

The rate/volume analysis presented hereafter illustrates the change from year to year for each component of the taxable equivalent net interest income separated into the amount generated through volume changes and the amount generated by changes in the yields/rates.


                                     Changes From 1998 to 1999(1)       Changes From 1997 to 1998(1)
($ in thousands)                       Volume   Rate    Total             Volume   Rate     Total
                                     ----------------------------       ----------------------------
Interest Income
  Loans, Net -Taxable                 $ 4,413   $(1,920) $2,493            $2,012   $(388)   $1,624
                                     --------------------------         ---------------------------
  Investment Securities
    Taxable                               325      (141)    184               (87)     20       (67)
    Tax-Exempt                            190      (137)     53               100       4       104
                                     --------------------------         ---------------------------
      Total Investment Securities         515      (278)    237                13      24        37
                                     --------------------------         ---------------------------
  Interest-Bearing Deposits in
    Other Banks                           449       (31)    418                 8      (5)        3
                                     --------------------------         ---------------------------
  Funds Sold                             (481)      (42)   (523)              368     (66)      302
                                     --------------------------         ---------------------------
        Total Interest Income           4,896    (2,271)  2,625             2,401    (435)    1,966
                                     --------------------------         ---------------------------
Interest Expense
   Interest-Bearing Demand and
      Savings Deposits                  1,584    (1,272)    312               301    (201)      100
   Time Deposits                       (1,035)    2,063   1,028               715     528     1,243
  Other Interest-Bearing Liabilities
   Funds Purchased and Securities
    Under Agreement
      to Repurchase                       (16)       11      (5)               69     (86)      (17)
    Other Debt                            514      (264)    250               117      94       211
                                     --------------------------         ---------------------------
      Total Interest Expense            1,047       538   1,585             1,202     335     1,537
                                     --------------------------         ---------------------------
Net Interest Income                   $ 3,849   $(2,809) $1,040            $1,199   $(770)   $  429
                                     ==========================         ===========================

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

INTEREST RATE SENSITIVITY

The following table represents the Company's interest-sensitivity gap between interest-earning assets and interest-bearing liabilities as of December 31, 1999.

                                                                   Assets and Liabilities Repricing Within
                                                 ---------------------------------------------------------------------------------
                                                 3 Months        4 to 12                        1 to 5         Over 5
($ in thousands)                                 or Less          Months         1 Year          Years         Years       Total
                                                 --------       ---------       --------      ---------      ---------    --------
Interest-Earning Assets
  Interest-Bearing Deposits                      $  6,714                       $  6,714                                  $  6,714
  Investment Securities                             4,387       $  5,342           9,729       $ 46,801       $ 6,289       62,819
  Funds Sold                                       15,290                         15,290                                    15,290
  Loans, Net of Unearned Income                   122,720         83,275         205,995        102,488         6,958      315,441
                                                 --------       --------        --------       --------       -------      -------
     Total Interest-Earning Assets                149,111         88,617         237,728        149,289        13,247      400,264
                                                 --------       --------        --------       --------       -------      -------
Interest-Bearing Liabilities
  Interest-Bearing Demand
    and Savings Deposits (1)                       79,960                         79,960                                    79,960
  Other Time Deposits                              81,592        128,646         210,238         50,532                    260,770
  Short-Term Borrowings (2)                        10,918                         10,918         11,049                     21,967
                                                 --------       --------        --------       --------       -------      -------
    Total Interest-Bearing Liabilities            172,470        128,646         301,116         61,581             -      362,697
                                                 --------       --------        --------       --------       -------      -------
    Interest-Sensitivity Gap                      (23,359)       (40,029)        (63,388)        87,708        13,247       37,567
                                                 --------       --------        --------       --------       -------      -------
Cumulative Interest-Sensitivity Gap              $(23,359)      $(63,388)       $(63,388)      $ 24,320       $37,567      $37,567
                                                 ========       ========        ========       ========       =======      =======

INVESTMENT PORTFOLIO

The following table presents carrying values of investment securities held by the Company as of December 31, 1999, 1998 and 1997.

($ in thousands)                                     1999    1998      1997
                                                   -------  -------  -------
U.S. Treasuries and Government Agencies            $46,336  $51,525  $36,187
Obligations of States and Political Subdivisions     9,628    8,733    6,996
Other Securities                                     2,365    3,093    2,868
                                                   -------  -------  -------

Investment Securities                               58,329   63,351   46,051

Mortgage Backed Securities                           4,490    8,447   10,864
                                                   -------  -------  -------
Total Investment Securities and
  Mortgage Backed Securities                       $62,819  $71,798  $56,915
                                                   =======  =======  =======

The following table represents maturities and weighted-average yields of investment securities held by the Company as of December 31, 1999.

                                                        After 1 Year But    After 5 Years But
                                    Within 1 Year        Within 5 Years      Within 10 Years      After 10 Years
                                    --------------      ----------------    -----------------    ---------------
                                    Amount   Yield       Amount   Yield       Amount   Yield      Amount   Yield
                                    ------   -----      -------   -----      -------  ------     -------   -----
U.S. Government Agencies            $5,141   5.37%      $40,953   5.91%                           $  242    6.77%
Mortgage Backed Securities                                  705   5.03        $  992   5.68%       2,793    5.50
Obligations of States and
  Political Subdivision              2,221   4.77         5,144   4.64         1,904   4.20          358   14.04
Other Securities                     2,366   3.01
                                    ------   ----        ------   ----         -----   ----       ------   -----
  Total Investment Portfolio        $9,728   4.66%      $46,802   5.75%       $2,896   4.71%      $3,393    5.57%
                                    ======   ====       =======   ====        ======   ====       ======   =====

LOANS

The following table presents the composition of the Company's loan portfolio as of December 31 for the past five years.

($ in thousands)                                1999              1998             1997              1996             1995
                                            --------          --------         --------          --------         --------
Commercial, Financial and Agricultural      $ 42,595          $ 44,879         $ 34,883          $ 38,776         $ 34,459
Real Estate
  Construction                                 4,003               998            2,676               881              526
  Mortgage, Farmland                          24,179            18,980           21,898            25,769           23,680
  Mortgage, Other                            185,663           133,857          117,268            88,896           95,967
Consumer                                      48,226            40,928           42,956            44,608           38,865
Other                                         10,775            13,227           14,618             7,946            7,381
                                            --------          --------         --------          --------         --------
                                             315,441           252,869          234,299           206,876          200,878
Unearned Discount                                 (6)               (5)             (11)              (13)             (41)
Allowance for Loan Losses                     (4,682)           (4,726)          (4,575)           (4,435)          (4,051)
                                            --------          --------         --------          --------         --------
Loans, Net                                  $310,753          $248,138         $229,713          $202,428         $196,786
                                            ========          ========         ========          ========         ========

The following table presents total loans less unearned discount as of December 31, 1999 according to maturity distribution.

Maturity                                                                              ($ in thousands)
                                                                                      ----------------
One Year or Less                                                                          $205,995
After One Year through Five Years                                                          102,488
After Five Years                                                                             6,958
                                                                                       -----------
                                                                                          $315,441
                                                                                       ===========

The following table presents an interest rate sensitivity analysis of the Company's loan portfolio as of December 31, 1999.

                                                                Within            1 to 5           After 5
($ in thousands)                                                1 Year            Years            Years              Total
                                                               --------          --------         --------           -------
Loans with
  Predetermined Interest Rates                                 $108,630          $100,103           $6,951           $215,684
  Floating or Adjustable Interest Rates                          97,359             2,385                7             99,751
                                                               --------          --------           ------          ---------
Loans, Net of Unearned Income                                  $205,989          $102,488           $6,958           $315,435
                                                               ========          ========           ======          =========

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

The following table presents, at the dates indicated, the aggregate of nonperforming loans for the categories indicated.

                                                                               December 31,
                                            ---------------------------------------------------------------------------------
                                                1999              1998             1997              1996              1995
                                              --------          --------         --------          --------          --------
                                                                             ($ in thousands)
                                            ----------------------------------------------------------------------------------
Loans Accounted for on a Nonaccrual Basis     $5,334            $5,823            $5,744            $7,396            $5,229
Installment Loans and Term Loans
  Contractually Past Due 90 Days or
  More as to Interest or Principal
  Payments and Still Accruing                    332               296               145               364               213
Loans, the Terms of Which Have Been
  Renegotiated to Provide a Reduction
  or Deferral of Interest or Principal
  Because of Deterioration in the Financial
  Position of the Borrower                        32               220                 5               321               597
Loans Now Current About Which There are
  Serious Doubts as to the Ability of the
  Borrower to Comply with Present Loan
  Repayment Terms                                  -                 -                 -                 -                 -

During the year ended December 31, 1999, approximately $1,640,000 of loans was charged off and approximately $430,000 was recovered on charged-off loans. All loans classified by regulatory authorities as loss during regular examinations in 1999 have been charged off. As of December 31, 1999, the allowance for loan losses was adequate to cover all loans classified by regulatory authorities as doubtful or substandard.

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

Following is an analysis of the significant off balance sheet financial instruments as of December 31:

                                                  1999              1998
                                                 ------            ------
                                                     ($ in thousands)
                                                 ------------------------
Commitments to Extend Credit                     $43,197          $35,980
Standby Letters of Credit                          1,705            1,346
                                                 -------          -------
                                                 $44,902          $37,326
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

                        SUMMARY OF LOAN LOSS EXPERIENCE

The allowance for possible loan losses is created by direct charges to operations. Losses on loans are charged against the allowance in the period in which such loans, in management's opinion, become uncollectible. Recoveries during the period are credited to this allowance. The factors that influence management's judgment in determining the amount charged to operating expense are past loan experience, composition of the loan portfolio, evaluation of possible future losses, current economic conditions and other relevant factors. The Company's allowance for loan losses was approximately $4,682,000 as of December 31, 1999, representing 1.48 percent of year-end total loans outstanding, compared with $4,726,000 as of December 31, 1998, which represented 1.87 percent of year-end total loans outstanding. The allowance for loan losses is reviewed continuously based on management's evaluation of current risk characteristics of the loan portfolio as well as the impact of prevailing and expected economic business conditions. Management considers the allowance for loan losses adequate to cover possible loan losses on the loans outstanding.

Management has not allocated the Company's allowance for loan losses to specific categories of loans. Based on management's best estimate, approximately 10 percent of the allowance should be allocated to real estate loans, 50 percent to commercial, financial and agricultural loans and 40 percent to consumer/installment loans as of December 31, 1999.

The following table presents an analysis of the Company's loan loss experience for the periods indicated.

($ in thousands)                                      1999              1998             1997              1996             1995
                                                     ------            ------           ------            ------           ------
Allowance for Loan Losses at Beginning of Year       $4,726            $4,575           $4,435            $4,051           $3,179
                                                     ------            ------           ------            ------           ------
Charge-Offs
  Commercial, Financial and Agricultural              1,288               617            1,026             2,294            2,042
  Real Estate                                            19               111              160                 8                4
  Consumer                                              333               681              670               515              861
                                                     ------            ------           ------            ------           ------
                                                      1,640             1,409            1,856             2,817            2,907
                                                     ------            ------           ------            ------           ------
Recoveries
  Commercial, Financial and Agricultural                237               144              219               816               77
  Real Estate                                             9                36               37                 9                3
  Consumer                                              184               223              251               181              453
                                                     ------            ------           ------            ------           ------

                                                        430               403              507             1,006              533
                                                     ------            ------           ------            ------           ------
Net Charge-Offs                                       1,210             1,006            1,349             1,811            2,374
                                                     ------            ------           ------            ------           ------
Provision for Loans Losses                            1,166             1,157            1,489             2,195            3,246
                                                     ------            ------           ------            ------           ------
Allowance for Loan Losses at End of Year             $4,682            $4,726           $4,575            $4,435           $4,051
                                                     ======            ======           ======            ======           ======
Ratio of Net Charge-Offs to Average Loans              0.42%             0.41%            0.59%             0.87%            1.19%
                                                     ======            ======           ======            ======           ======

DEPOSITS
The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the years 1999, 1998 and 1997.

                                            1999                                    1998                            1997
                                          -------------------------       -------------------------       -------------------------
                                           Average         Average         Average         Average         Average         Average
($ in thousands)                           Amount           Rate            Amount           Rate           Amount          Rate
                                          ---------       ---------       ---------       ---------       ----------      ---------
Noninterest-Bearing Demand Deposits       $ 30,827                         $ 26,176                       $ 26,929
Interest-Bearing Demand and Savings        129,291            1.80%          72,284           2.78%         62,436           3.06%
Time Deposits                              190,676            7.16          207,708           6.08         195,435           5.82
                                          --------          ------         --------       --------        --------          -----
                                          $350,794            4.99%        $306,168           5.22%       $284,800           5.15%
                                          ========          ======         ========       ========        ========          =====

The following table presents the maturities of the Company's other time deposits as of December 31, 1998.

                                     Other Time        Other Time
                                      Deposits          Deposits
                                      $100,000         Less Than
($ in thousands)                     or Greater         $100,000        Total
                                    ------------      -----------      --------
Months to Maturity
  3 or Less                            $34,351         $ 47,241        $ 81,592
  Over 3 through 12                     46,789           81,857         128,646
  Over 12 Months                         9,320           41,212          50,532
                                      ---------       ----------      ----------

                                       $90,460         $170,310        $260,770
                                      =========       ==========      ==========

Return on Assets and Stockholders' Equity

The following table presents selected financial ratios for each of the periods indicated.

                                         Year Ended December 31,
                               ------------------------------------------
                                 1999              1998             1997
                               ------------------------------------------
Return on Assets                 1.03%             1.09%            1.11%

Return on Equity                12.22%            12.22%           13.21%

Dividend Payout                 14.86%            13.24%           12.02%

Equity to Assets                 8.41%             8.92%            8.43%

Item 8

FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The following consolidated financial statements of the Registrant and its subsidiaries are included on exhibit 99(b) of this Annual Report on Form 10-K:

   Consolidated Balance Sheets - December 31, 1999 and 1998

   Consolidated Statements of Income - Years Ended December 31, 1999, 1998 and
    1997

   Consolidated Statements of Comprehensive Income - Years Ended December 31,
    1999, 1998 and 1997

   Consolidated Statements of Stockholders' Equity - Years Ended December 31,
    1999, 1998 and 1997

   Consolidated Statements of Cash Flows - Years Ended December 31, 1999, 1998
    and 1997

   Notes to Consolidated Financial Statements

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 1999 and 1998:

                                                Three Months Ended
                                   --------------------------------------------
                                    Dec. 31    Sept. 30    June 30     Mar. 31
                                   --------------------------------------------
                                      ($ in thousands, except per share data)
1999
Interest Income                     $8,858      $8,587      $8,047     $7,768
Interest Expense                     4,565       4,402       4,074      4,073
                                   -------     -------     -------    -------
Net Interest Income                  4,293       4,185       3,973      3,695
Provision for Loan Losses              497         226         194        249
Securities Gains                         2           -          (2)         -
Noninterest Income                     764         792         826        737
Noninterest Expense                  3,051       3,215       3,052      2,699
                                   -------     -------     -------    -------
Income Before Income Taxes           1,511       1,536       1,551      1,484
Provision for Income Taxes             503         473         478        448
                                   -------     -------     -------    -------
Net Income                          $1,008      $1,063      $1,073     $1,036
                                   =======     =======     =======    =======
Net Income Per Common Share (1)
  Basic                              $0.23       $0.24       $0.24      $0.23
  Diluted                            $0.23       $0.24       $0.24      $0.23

                                               Three Months Ended
                               -------------------------------------------------
                                Dec. 31      Sept. 30      June 30      Mar. 31
                               -------------------------------------------------
                                    ($ in thousands, except per share data)
1998
Interest Income                  $7,848       $7,824        $7,519       $7,462
Interest Expense                  4,057        3,990         3,803        3,671
                                 ------       ------        ------       ------
Net Interest Income               3,791        3,834         3,716        3,791
Provision for Loan Losses           377          270           231          279
Securities Gains                     10           29             0            2
Noninterest Income                  635          693           645          645
Noninterest Expense               2,975        2,947         2,725        2,443
                                 ------       ------        ------       ------
Income Before Income Taxes        1,084        1,339         1,405        1,716
Provision for Income Taxes          280          422           441          549
                                 ------       ------        ------       ------
Net Income                       $  804       $  917        $  964       $1,167
                                 ======       ======        ======       ======

Net Income Per Common Share (1)
  Basic                          $ 0.18       $ 0.21        $ 0.22       $ 0.27
  Diluted                        $ 0.18       $ 0.21        $ 0.22       $ 0.27


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


Part III
Item 10
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference to pages 3 and 4 of the Company's Definitive Proxy Statement for Annual Meeting of Stockholders to be held on April 25, 2000 filed with the Securities and Exchange Commission on March 17, 2000 (File No. 0-18486).


Item 11
EXECUTIVE COMPENSATION

Incorporated herein by reference to pages 6, 8, 9, 10, 11, 12 and 13 of the Company's Definitive Proxy Statement for Annual Meeting of Stockholders to be held on April 25, 2000, filed with the Securities and Exchange Commission on March 17, 2000 (File No. 0-18486).

Item 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference to pages 7 and 8 of the Company's Definitive Proxy Statement for Annual Meeting of Stockholders to be held on April 25, 2000, filed with the Securities and Exchange Commission on March 17, 2000 (File No. 0-18486).

Item 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to page 10 of the Company's Definitive Proxy Statement for Annual Meeting of Stockholders to be held on April 25, 2000, filed with the Securities and Exchange Commission on March 17, 2000 (File No. 0-18486).


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

4                 Instruments Defining the Rights of Security Holders

                  -incorporated herein by reference to page 1 of the Company's
                   Definitive Proxy Statement for Annual Meeting of Stockholders to be held on April 5, 2000, filed with the Securities and Exchange Commission on March 17, 2000 (File No. 0-18486)

10                Material Contracts

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

11                Statement Re Computation of Per Share Earnings

21                Subsidiaries of the Company

27                Financial Data Schedule

27(a)             Restated Financial Data Schedule

99                Additional Exhibits

99(a)             Consolidated Financial Statements

                  -Independent Auditor's Report
                  -Consolidated Balance Sheets - December 31, 1999 and 1998 -Consolidated Statements of Income - Years Ended December 31,
                   1999, 1998 and 1997
                  -Consolidated Statements of Comprehensive Income - Years Ended
                   December 31, 1999, 1998 and 1997
                  -Consolidated Statements of Stockholders' Equity - Years Ended
                   December 31, 1999, 1998 and 1997
                  -Consolidated Statements of Cash Flows - Years Ended December
                   31, 1999, 1998 and 1997

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

COLONY BANKCORP, INC.


/s/ James D. Minix
-------------------------------------
James D. Minix
President/Director/Chief Executive Officer

Date: March 21, 2000
     --------------------------------



/s/ Terry L. Hester
-------------------------------------
Terry L. Hester
Executive Vice-President/Controller/Chief
Financial Officer/Director

Date: March 21, 2000
     --------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Terry Coleman                           Date: March 21, 2000
-------------------------------------            --------------------------
Terry Coleman, Director


/s/ L. Morris Downing                       Date: March 21, 2000
-------------------------------------            --------------------------
L. Morris Downing, Director


/s/ Milton N. Hopkins, Jr.                  Date: March 21, 2000
-------------------------------------            --------------------------
Milton N. Hopkins, Jr., Director


/s/ Harold E. Kimball                       Date: March 21, 2000
-------------------------------------            --------------------------
Harold E. Kimball, Director

/s/ Marion H. Massee, III                   Date: March 21, 2000
--------------------------------                 --------------------------
Marion H. Massee, III, Director


/s/ Ben B. Mills, Jr.                       Date: March 21, 2000
--------------------------------                 --------------------------
Ben B. Mills, Jr., Director


/s/ Ralph D. Roberts                        Date: March 21, 2000
--------------------------------                 --------------------------
Ralph D. Roberts, M.D., Director



--------------------------------                 --------------------------
W. B. Roberts, Jr., Director


/s/ R. Sidney Ross                          Date: March 21, 2000
--------------------------------                 --------------------------
R. Sidney Ross, Director


/s/ Joe K. Shiver                           Date: March 21, 2000
--------------------------------                 --------------------------
Joe K. Shiver, Director


/s/ Curtis A. Summerlin                     Date: March 21, 2000
--------------------------------                 --------------------------
Curtis A. Summerlin, Director