Form 10-Q
period 2000-03-31
COLONY BANKCORP INC
filed 2000-05-09
CIK 711669

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                   FORM 10-Q

         QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


FOR QUARTER ENDED MARCH 31, 2000              COMMISSION FILE NUMBER 0-12436


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

YES X  NO
   ---   ---

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE CLOSE OF THE PERIOD COVERED BY THIS REPORT.


          CLASS                                 OUTSTANDING AT MARCH 31, 2000
          -----                                 -----------------------------
COMMON STOCK, $1 PAR VALUE                                 4,440,276

                        PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE FOLLOWING FINANCIAL STATEMENTS ARE PROVIDED FOR COLONY BANKCORP, INC. AND
SUBSIDIARIES: THE BANK OF FITZGERALD, ASHBURN BANK, COMMUNITY BANK OF WILCOX, THE BANK OF DODGE COUNTY, BANK OF WORTH, COLONY BANK SOUTHEAST AND COLONY MANAGEMENT SERVICES, INC.

     A.   CONSOLIDATED BALANCE SHEETS - MARCH 31, 2000 AND DECEMBER 31, 1999.

     B. CONSOLIDATED STATEMENTS OF INCOME - FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999.

     C. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999.

     D. CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION - FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999.

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN EXAMINED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2000 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.


                    COLONY BANKCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 2000 AND DECEMBER 31, 1999
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)
ASSETS                                                       March 31, 2000       Dec. 31, 1999
                                                             --------------       -------------

Cash and Balances Due from Depository
 Institutions (Note 2)                                             $ 24,338            $ 22,550
Federal Funds Sold                                                   12,880              15,290
Investment Securities
 Available for Sale, at Fair Value                                   61,306              61,857
 Held to Maturity, at Cost (Fair Value of $718 and
 $934 respectively) (Note 3)                                            735                 963
Loans (Notes 4 and 5)                                               341,168             315,440
Allowance for Loan Losses                                            (4,728)             (4,682)
Unearned Interest and Fees                                               (4)                 (5)
                                                                   --------            --------
  Total Loans                                                       336,436             310,753

Premises and Equipment (Note 6)                                      12,900              12,847
Other Real Estate                                                       716                 883
Other Assets                                                          8,721              10,129
                                                                   --------            --------
  Total Assets                                                     $458,032            $435,272
                                                                   ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
 Noninterest-Bearing                                               $ 35,513            $ 33,720
 Interest-Bearing (Note 8)                                          354,957             340,730
                                                                   --------            --------
  Total Deposits                                                    390,470             374,450

Borrowed Money:
 Federal Funds Purchased                                                  0                   0
 Other Borrowed Money (Note 9)                                       27,905              21,967
                                                                   --------            --------
  Total Borrowed Money                                               27,905              21,967

Other Liabilities                                                     3,562               3,844

Commitments and Contingencies (Note 11)
Stockholders' Equity:
 Common Stock, Par Value $1, Authorized 20,000,000
 shares, Issued 4,440,276 and 4,435,026 shares as of
 March 31, 2000 and December 31, 1999 respectively                    4,440               4,435
Paid-In Capital                                                      21,603              21,537
Retained Earnings                                                    11,738              10,767
Accumulated Other Comprehensive Income, Net of Tax                   (1,686)             (1,728)
                                                                   --------            --------
 Total Stockholders' Equity                                          36,095              35,011
                                                                   --------            --------

 Total Liabilities and Stockholders' Equity                        $458,032            $435,272
                                                                   ========            ========

The accompanying notes are an integral part of these balance sheets.

                    COLONY BANKCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                  THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                               Three Months Ended
                                                            3/31/00             3/31/99
                                                         ----------          ----------
Interest Income:
 Loans, including fees                                   $    7,992          $    6,405
 Federal Funds Sold                                             188                 218
 Deposits with Other Banks                                      178                 122
 Investment Securities:
 U.S. Treasury & Federal Agencies                               774                 863
 State, County and Municipal                                     96                 100
 Other Investments                                               44                  60
                                                         ----------          ----------
  Total Interest Income                                       9,272               7,768
                                                         ----------          ----------

Interest Expense:
 Deposits                                                     4,357               3,820
 Federal Funds Purchased                                          2                   1
 Other Borrowed Money                                           422                 252
                                                         ----------          ----------
  Total Interest Expense                                      4,781               4,073

Net Interest Income                                           4,491               3,695
Provision for Loan Losses                                       477                 249
                                                         ----------          ----------
Net Interest Income After Provision                           4,014               3,446
                                                         ----------          ----------

Noninterest Income:
 Service Charge on Deposits                                     562                 481
 Other Service Charges, Commissions & Fees                      145                 144
 Security Gains, net                                              0                   0
 Other Income                                                   140                 112
                                                         ----------          ----------
  Total Noninterest Income                                      847                 737
                                                         ----------          ----------

Noninterest Expense:
 Salaries and Employee Benefits                               1,735               1,425
 Occupancy and Equipment                                        501                 468
 Other Operating Expenses                                       846                 806
                                                         ----------          ----------
  Total Noninterest Expense                                   3,082               2,699
                                                         ----------          ----------

Income Before Income Taxes                                    1,779               1,484
Income Taxes                                                    566                 448
                                                         ----------          ----------
Net Income                                               $    1,213          $    1,036
                                                         ==========          ==========
Net Income Per Share of Common Stock
 Basic                                                        $0.27               $0.23
                                                         ==========          ==========
 Diluted                                                      $0.27               $0.23
                                                         ==========          ==========
Weighted Average Shares Outstanding                       4,440,276           4,435,026
                                                         ==========          ==========

The accompanying notes are an integral part of these statements.


                     COLONY BANKCORP INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                  THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)


                                                                Three Months Ended
                                                           3/31/00             3/31/99
                                                          ---------           ---------
Net Income                                                 $  1,213            $  1,036

Other Comprehensive Income,
 Net of Tax
Gains (Losses) on Securities,
 Arising During Year                                             42                (246)
Reclassification Adjustment                                       0                   0
                                                           --------            --------

Unrealized Gains (Losses) on Securities                          42                (246)
                                                           --------            --------

Comprehensive Income                                       $  1,255            $    790
                                                           ========            ========

The accompanying notes are an integral part of these statements.

                    COLONY BANKCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                                         2000                 1999
                                                                      ---------            ---------
CASH FLOW FROM OPERATING ACTIVITIES

Net Income (loss)                                                     $   1,213            $   1,036
Adjustments to reconcile net income to net cash
 provided by operating activities:
 (Gain) loss on sale of investment securities                                 0                    0
Depreciation                                                                302                  275
Provision for loan losses                                                   477                  249
Amortization of excess costs                                                 12                   12
Other prepaids, deferrals and accruals, net                                 823                  499
                                                                      ---------            ---------
  Total Adjustments                                                   $   1,614            $   1,035
                                                                      ---------            ---------
  Net cash provided by operating activities                           $   2,827            $   2,071
                                                                      ---------            ---------

CASH FLOW FROM INVESTING ACTIVITIES

Purchases of securities available for sale                            $    (675)           $ (27,052)
Proceeds from sales of securities available for sale                          0                1,873
Proceeds from maturities, calls, and paydowns of
 investment securities:
  Available for Sale                                                      1,276               19,799
  Held to Maturity                                                          231                  404
Decrease (Increase) in interest-bearing deposits in banks                (5,730)              (9,144)
(Increase) in loans                                                     (25,729)             (14,302)
Purchase of premises and equipment                                         (355)                (474)
                                                                      ---------            ---------
  Net cash (used in) investing activities                             $ (30,982)           $ (28,896)
                                                                      ---------            ---------

CASH FLOW FROM FINANCING ACTIVITIES

Net (decrease) increase in deposits                                   $  16,020            $   7,391
Proceeds from issuance of common stock                                        0                    0
Federal funds purchased                                                       0                    0
Dividends paid                                                             (155)                (133)
Net (decrease) increase in other borrowed money                           5,938                 (996)
                                                                      ---------            ---------
  Net cash provided by financing activities                              21,803                6,262
                                                                      ---------            ---------

Net increase (decrease) in cash and cash equivalents                     (6,352)             (20,563)
Cash and cash equivalents at beginning of period                         31,126               39,003
                                                                      ---------            ---------
Cash and cash equivalents at end of period                            $  24,774            $  18,440

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies
-----------------------------------------------

Basis of presentation
Colony Bankcorp, Inc. is a multi-bank holding company located in Fitzgerald, Georgia. The consolidated financial statements include the accounts of Colony Bankcorp, Inc. and its wholly-owned subsidiaries, The Bank of Fitzgerald, Fitzgerald, Georgia; Ashburn Bank, Ashburn, Georgia; Bank of Worth, Sylvester, Georgia; The Bank of Dodge County, Eastman, Georgia; Community Bank of Wilcox, Pitts, Georgia; Colony Bank Southeast, Broxton, Georgia (the Banks); and Colony Management Services, Inc., Fitzgerald, Georgia. All significant intercompany accounts have been eliminated in consolidation. The accounting and reporting policies of Colony Bankcorp, Inc. conform to generally accepted accounting principles and practices utilized in the commercial banking industry.

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

Description of Business
The Banks provide a full range of retail and commercial banking services for consumers and small to medium size businesses primarily in south Georgia. Lending and investing activities are funded primarily by deposits gathered through it retail branch office network. Lending is concentrated in agricultural, commercial and real estate loans to local borrowers. In management's opinion, although the Banks have a high concentration of agricultural and real estate loans, these loans are well collateralized and do not pose an adverse credit risk. In addition, the balance of the loan portfolio is sufficiently diversified to avoid significant concentration of credit risk. Although the Banks have a diversified loan portfolio, a substantial portion of borrowers' ability to honor their contracts is dependent upon the viability of the real estate economic sector.

The success of Colony is dependent, to a certain extent, upon the economic conditions in the geographic markets it serves. No assurance can be given that the current economic conditions will continue. Adverse changes in the economic conditions in these geographic markets would likely have a material adverse effect on the Company's results of operations and financial condition The operating results of Colony depend primarily on its net interest income. Accordingly, operations are subject to risks and uncertainties surrounding the exposure to changes in the interest rate environment.

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

Securities available for sale are measured at fair value with unrealized gains and losses reported net of deferred taxes as a separate component of stockholders' equity. Fair value represents an approximation of realizable value as of March 31, 2000 and December 31, 1999. Realized and unrealized gains and losses are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

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

----------------------------------------------------------

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


Comprehensive Income
Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale, represent equity changes from economic events of the period other than transactions with owners and are not reported in the consolidated statement of income but as a separate component of the equity section of the consolidated balance sheets. Such items are considered components of other comprehensive income. Statement of Financial Accounting Standards 130 requires the presentation in the financial statements of net income and all items of other comprehensive income as total comprehensive income.

(2) Cash and Balances Due from Depository Institutions
------------------------------------------------------

Components of cash and balances due from depository institutions at March 31, 2000 and December 31, 1999 are as follows:

                                                  March 31, 2000       December 31, 1999
                                                  --------------       -----------------
Cash on Hand and Cash Items                              $ 3,657                 $ 7,502
Noninterest-Bearing Deposits with Other Banks              8,237                   8,334
Interest-Bearing Deposits with Other Banks                12,444                   6,714
                                                         -------                 -------
                                                         $24,338                 $22,550
                                                         =======                 =======

(3) Investment Securities
-------------------------

Investment securities as of  March 31, 2000 are summarized as follows:

                                                            Gross           Gross
                                          Amortized      Unrealized      Unrealized       Fair
                                            Cost            Gains          Losses        Value
Securities Available for Sale

U.S. Government Agencies:
   Mortgage-Backed                         $ 4,427          $0           $    (139)    $ 4,288
   Other                                    48,287           0              (1,846)     46,441
State, County & Municipal                    8,247           3                (208)      8,042
The Banker's Bank Stock                         50           0                   0          50
Federal Home Loan Bank Stock                 1,596           0                   0       1,596
Marketable Equity Securities                 1,130           0                (241)        889
                                           -------          --           ---------     -------
                                           $63,737          $3           $  (2,434)    $61,306
                                           =======          ==           =========     =======

Securities Held to Maturity:
   State, County and Municipal             $   735          $2           $     (19)    $   718
                                           =======          ==           =========     =======

The amortized cost and fair value of investment securities as of March 31, 2000 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                  Securities
                                                         Available for Sale                        Held to Maturity
                                                  Amortized Cost        Fair Value         Amortized  Cost         Fair Value

Due in One Year or Less                                  $ 2,762           $ 2,747                     $400              $400
Due After One Year Through Five Years                     51,011            49,118                      100                99
Due After Five Years Through Ten Years                     2,400             2,275                        0                 0
Due After Ten Years                                          361               343                      235               219
                                                         -------           -------                     ----              ----
                                                          56,534            54,483                      735               718

Federal Home Loan Bank Stock                               1,596             1,596                        0                 0
The Banker's Bank Stock                                       50                50                        0                 0
Marketable Equity Securities                               1,130               889                        0                 0
Mortgage-Backed Securities                                 4,427             4,288                        0                 0
                                                         -------           -------                     ----              ----
                                                         $63,737           $61,306                     $735              $718
                                                         =======           =======                     ====              ====

-------------------------------------

Investment securities as of December 31, 1999 are summarized as follows:

                                                            Gross           Gross
                                          Amortized      Unrealized      Unrealized       Fair
                                            Cost            Gains          Losses        Value
Securities Available for Sale

U.S. Government Agencies:
   Mortgage-Backed Securities              $ 4,629          $0           $    (139)    $ 4,490
   Other                                    48,291           0              (1,955)     46,336
State, County & Municipal                    8,826           3                (165)      8,664
The Banker's Bank Stock                         50           0                   0          50
Federal Home Loan Bank Stock                 1,426           0                   0       1,426
Marketable Equity Securities                 1,130           0                (240)        890
                                           -------          --           ---------     -------
                                           $64,352          $3           $  (2,499)    $61,856
                                           =======          ==           =========     =======

Securities Held to Maturity:
   State, County and Municipal             $   963          $0           $     (26)    $   937
                                           =======          ==           =========     =======

Investment securities having a carry value approximating $36,744 and $28,318 as of March 31, 2000 and December 31, 1999, respectively, were pledged to secure public deposits and for other purposes.


(4) Loans
---------

The composition of loans as of March 31, 2000 and December 31, 1999 was as follows:

                                              March 31, 2000         December 31, 1999
                                          -----------------------  ----------------------
Commercial, Financial and Agricultural                   $ 42,399                $ 42,595
Real Estate - Construction                                  4,427                   4,003
Real Estate - Farmland                                     16,973                  24,179
Real Estate - Other                                       206,347                 185,663
Installment Loans to Individuals                           55,831                  48,226
All Other Loans                                            15,191                  10,775
                                                         --------                --------
                                                         $341,168                $315,441
                                                         ========                ========

Nonaccrual loans are loans for which principal and interest are doubtful of collection in accordance with original loan terms and for which accruals of interest have been discontinued due to payment delinquency. Nonaccrual loans totaled $5,351 and $5,334 as of March 31, 2000 and December 31, 1999, respectively. On March 31, 2000, the Company had 90 day past due loans with principal balances of $1,195 and restructured loans with principal balances of $230.

Colony Bankcorp, Inc. recognizes impaired loans as nonaccrual loans delinquent in excess of 120 days for which collateral values are insufficient to recover outstanding principal and interest under original loan terms. Impaired loan data as of December 31, 1999 was as follows:

                                                          December 31, 1999
                                                          -----------------

Total Investment in Impaired Loans                                  $   885

Less Allowance for Impaired Loan Losses                                (106)
                                                                    -------

Net Investment, December 31, 1999                                   $   779
                                                                    =======

(5)  Allowance for Loan Losses
------------------------------

Transactions in the allowance for loan losses are summarized below for three months ended March 31, 2000 and March 31, 1999 as follows:


                                                    March 31, 2000         March 31, 1999
                                                    --------------         --------------

Balance, Beginning                                         $4,682                 $4,726
   Provision Charged to Operating Expenses                    477                    249
   Loans Charged Off                                         (499)                  (153)
   Loan Recoveries                                             68                     89
                                                           ------                  -----
Balance, Ending                                            $4,728                 $4,911
                                                           ======                 ======

(6)  Premises and Equipment
---------------------------

Premises and equipment are comprised of the following as of March 31, 2000 and December 31, 1999:

                                                   March 31, 2000     December 31, 1999
                                                   --------------     -----------------
Land                                                      $ 1,572               $ 1,572
Building                                                   10,233                 9,841
Furniture, Fixtures and Equipment                           7,825                 7,775
Leasehold Improvements                                        327                   327
Construction in Progress                                        0                    96
                                                          -------               -------
                                                           19,957                19,611
                                                          -------               -------
Accumulated Depreciation                                   (7,057)               (6,764)
                                                          $12,900               $12,847
                                                          =======               =======

Depreciation charged to operations totaled $302 and $276 for March 31, 2000 and March 31, 1999 respectively.

Certain Company facilities and equipment are leased under various operating leases. Future minimum rental payments to be paid are as follows:

Year Ending
December 31                   Amount
-----------                   ------
   2000                         $122
   2001                          106
   2002                           70
   2003                           49
   2004                            0
                                ----
                                $347
                                ====
(7)  Income Taxes
-----------------

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

(8) Deposits
------------

Components of interest-bearing deposits as of March 31, 2000 and December 31, 1999 are as follows:

                                         March 31, 2000         December 31, 1999
                                         --------------         -----------------

Interest-Bearing Demand                        $ 72,583                  $ 66,418
Savings                                          14,271                    13,541
Time, $100,000 and Over                          95,843                    90,460
Other Time                                      172,260                   170,311
                                               --------                  --------
                                               $354,957                  $340,730
                                               ========                  ========

The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $100,000, was approximately $82,812 and $81,129 as of March 31, 2000 and December 31, 1999, respectively.

As of March 31, 2000 and December 31, 1999, the scheduled maturities of certificates of deposits are as follows:

Maturity                  March 31, 2000  December 31, 1999
--------                  --------------  -----------------
  One Year and Under            $215,551           $210,238
  One to Three Years              43,454             38,676
  Three Years and Over             9,098             11,857
                                --------           --------
                                $268,103           $260,771
                                ========           ========

(9)  Borrowed Money
-------------------

Borrowed money at March 31, 2000 and December 31, 1999 is summarized as follows:

                                                     March 31, 2000      December 31, 1999
                                                     --------------      -----------------
Federal Home Loan Bank Advances                             $26,200                $20,700
Ashburn Bank Warehouse Line                                     487                      0
First Port City Note Payable                                    674                    674
The Banker's Bank Note Payable                                  544                    593
                                                            -------                -------
                                                            $27,905                $21,967
                                                            =======                =======

Advances from the Federal Home Loan Bank (FHLB) have maturities ranging from 2000 to 2008 and interest rates ranging from 5.40 percent to 6.98 percent. Of the balances outstanding at March 31, 2000, $2,000,000 is callable by the FHLB during 2000. Under the Blanket Agreement for Advances and Security Agreement with the FHLB, residential first mortgage loans are pledged as collateral for the FHLB advances outstanding.

Georgia First Mortgage originated a warehouse line with Ashburn Bank for the purpose of funding mortgage loans in the process of being sold in the secondary market. The warehouse line commitment is for $1,500 with an outstanding balance at March 31, 2000 of $487.

First Port City note payable originated on January 30, 1997 with additional funds added for an amount totaling $963. Annual principal payments of $96 are due with interest paid quarterly at The Wall Street Prime Rate Indicator. The debt is secured by commercial real estate in downtown Fitzgerald, which includes the parent company's facilities. The note was renewed on January 20, 2000 for $674. Any unpaid balance is due January 29, 2003.

The Bankers Bank note payable originated on September 5, 1997 for $1,000 at a rate of The Wall Street Prime minus one half percent. Payments are due monthly with the entire unpaid balance due September 5, 2002. The debt is secured by all furniture, fixtures, machinery, equipment and software of Colony Management Services, Inc. Colony Bankcorp, Inc. guarantees the debt.

The aggregate stated maturities of other borrowed money at March 31, 2000 are as follows:

Year                          Amount
----                         --------
2000                          $11,856
2001                            1,443
2002                            3,106
2003                            3,000
2004 and Thereafter             8,500
                              -------
                              $27,905
                              =======

(10) Profit Sharing Plan
------------------------

The Company has a profit sharing plan that covers substantially all employees who meet certain age and service requirements. It is the Company's policy to make contributions to the plan as approved annually by the board of directors. The total provision for contributions to the plan was $328 for 1999 and $264 for 1998.


(11) Commitments and Contingencies
----------------------------------

In the normal course of business, certain commitments and contingencies are incurred which are not reflected in the consolidated financial statements. Commitments under standby letters of credit to U.S. addresses approximate $1,660 as of March 31, 2000 and $1,705 as of December 31, 1999. Unfulfilled loan commitments as of March 31, 2000 and December 31, 1999 approximated $47,224 and $43,197 respectively. No losses are anticipated as a result of commitments and contingencies.

(12) Regulatory Capital Matters
-------------------------------

The amount of dividends payable to the parent company from the subsidiary banks is limited by various banking regulatory agencies. The amount of cash dividends available from subsidiaries for payment in 2000 without prior approval from the banking regulatory agencies approximates $2,090. Upon approval by regulatory authorities, the banks may pay cash dividends to the parent company in excess of regulatory limitations.

The Company is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and, possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The amounts and ratios as defined in regulations are presented hereafter.
Management believes, as of March 31, 2000, the Company meets all capital adequacy requirements to which it is subject and is classified as well capitalized under the regulatory framework for prompt corrective action. In the opinion of management, there are no conditions or events since prior notification of capital adequacy from the regulators that have changed the institution's category.


                                                                                                   To Be Well Capitalized
                                                                      For Capital                  Under Prompt Corrective
                                           Actual                  Adequacy Purposes                  Action Provisions

                                    Amount        Ratio          Amount           Ratio            Amount            Ratio
As of March 31, 2000

Total Capital
     to Risk-Weighted Assets       $41,506        11.70%        $28,369           8.00%            $35,461          10.00%
Tier 1 Capital
     to Risk-Weighted Assets        37,070        10.45%         14,184           4.00%             21,277           6.00%
Tier 1 Capital
     to Average Assets              37,070         8.35%         17,760           4.00%             22,199           5.00%

As of December 31, 1999

Total Capital
     to Risk-Weighted Assets       $40,267        11.88%        $27,108           8.00%            $33,885          10.00%
Tier 1 Capital
     to Risk-Weighted Assets        36,026        10.63%         13,554           4.00%             20,331           6.00%
Tier 1 Capital
     to Average Assets              36,026         8.39%         17,176           4.00%             21,469           5.00%

(13) Financial Information of Colony Bankcorp, Inc. (Parent Only)
-----------------------------------------------------------------

The parent company's balance sheets as of March 31, 2000 and December 31, 1999 and the related statements of income and comprehensive income and cash flows are as follows:

                      COLONY BANKCORP, INC. (PARENT ONLY)
                                BALANCE SHEETS
             FOR PERIOD ENDED MARCH 31, 2000 AND DECEMBER 31, 1999


ASSETS                                                  March 31, 2000   December 31, 1999
                                                       ---------------  ------------------

Cash                                                          $     9             $   247
Investments in Subsidiaries at Equity                          35,522              34,266
Other                                                           1,424               1,448
                                                              -------             -------
     Totals Assets                                            $36,955             $35,961
                                                              =======             =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Dividends Payable                                           $   178             $   177
  Notes and Debentures Payable                                    674                 674
  Other                                                             8                  99
                                                              -------             -------
                                                                  860                 950
Stockholders' Equity
  Common Stock, Par Value $1; Authorized 20,000,000
  Shares, Issued 4,440,276 and 4,435,026 Shares
  as of March 31, 2000 and December 31, 1999
  Respectively                                                $ 4,440             $ 4,435
Paid-In Capital                                                21,603              21,537
Retained Earnings                                              11,738              10,767
Accumulated Other Comprehensive Income, Net of Tax             (1,686)             (1,728)
                                                              -------             -------
     Total Stockholders' Equity                                36,095              35,011
                                                              -------             -------
     Total Liabilities and Stockholders' Equity               $36,955             $35,961
                                                              =======             =======


-----------------------------------------------------------------------------

                      COLONY BANKCORP, INC. (PARENT ONLY)
                 STATEMENT OF INCOME AND COMPREHENSIVE INCOME
         FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

                                                                  March 31, 2000   March 31, 1999
                                                                  ---------------  ---------------
Income
  Dividends from Subsidiaries                                             $  619           $  463
  Management Fees from Subsidiaries                                            0                0
  Other                                                                       18               26
                                                                          ------           ------
                                                                          $  637           $  489

Expenses
  Interest                                                                    14               20
  Amortization                                                                 4                4
  Other                                                                      175              168
                                                                           ------           ------
                                                                          $  193           $  192
                                                                          ------           ------

Income Before Taxes and Equity in Undistributed Earnings
  of Subsidiaries                                                            444              297
  Income Tax (Benefits)                                                      (56)             (62)
                                                                          ------           ------

Income Before Equity in Undistributed Earnings of Subsidiaries               500              359
  Equity in Undistributed Earnings of Subsidiaries                           713              677
                                                                          ------           ------

Net Income                                                                 1,213            1,036

Other Comprehensive Income, Net of Tax
  Gains (losses) on Securities Arising During Year                            42             (246)
  Reclassification Adjustment                                                  0                0
                                                                          ------           ------

  Unrealized Gains (Losses) in Securities                                     42             (246)
                                                                          ------           ------

Comprehensive Income                                                      $1,255           $  790
                                                                          ======           ======


----------------------------------------------------------------------------

                      COLONY BANKCORP, INC. (PARENT ONLY)
                            STATEMENT OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

                                                     March 31, 2000   March 31, 1999
                                                     ---------------  ---------------
Cash Flows from Operating Activities
  Net Income                                                 $1,213           $1,036
  Adjustments to Reconcile Net Income to Net Cash
  Provided from Operating Activities
     Depreciation and Amortization                               22               22
     Equity in Undistributed Earnings of Subsidiary            (713)            (677)
     Other                                                     (105)            (129)
                                                             ------           ------
                                                                417              252
Cash Flows from Investing Activities
  Capital Infusion in Subsidiary                               (500)               0
  Purchase of Premises and Equipment                              0              (15)
                                                             ------           ------
                                                               (500)             (15)
Cash Flows from Financing Activities
  Dividends Paid                                               (155)            (133)
  Proceeds from Issuance of Common Stock                          0                0
  Principal Payments on Notes and Debentures                      0                0
  Proceeds from Notes and Debentures                              0                0
                                                             ------           ------
                                                               (155)            (133)
Increase (Decrease) in Cash and Cash Equivalents               (238)             104
Cash and Cash Equivalents, Beginning                            247              111
                                                             ------           ------
Cash and Cash Equivalents, Ending                            $    9           $  215
                                                             ======           ======


(14)  Common Stock Split
------------------------

On February 16, 1999, a 100 percent stock split to be effected on March 31, 1999 in the form of a dividend was approved by the board. Weighted average shares and per share data for all periods presented in the accompanying consolidated financial statements and related notes have been retroactively restated to reflect the additional shares outstanding resulting from the stock split.

(15)  Legal Contingencies
-------------------------

In the ordinary course of business, there are various legal proceedings pending against Colony and its subsidiaries. The aggregate liabilities, if any, arising from such proceedings would not, in the opinion of management, have a material adverse effect on Colony's consolidated financial position.

(16)  Stock Grant Plan
----------------------

On February 16, 1999, a restricted stock grant plan was approved by the Board. The plan was adopted for the purpose of establishing incentives designed to recognize, reward and retain executive employees whose performance, contribution and skills are critical to the Company. The plan period commences February 16, 1999 and ends February 15, 2009 with the maximum number of shares subject to restricted stock awards being 22,175 shares (44,350 shares after the two-for-one stock split effective March 31, 1999). On January 3, 2000, the Company issued 5,250 shares under the stock grant plan to increase the total outstanding shares from 4,435,026 at December 31, 1999 to 4,440,276 at March 31, 2000.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATION


LIQUIDITY AND CAPITAL RESOURCES

Liquidity represents the ability to provide adequate sources of funds for funding loan commitments and investment activities, as well as the ability to provide sufficient funds to cover deposit withdrawals, payment of debt and financing of operations. These funds are obtained by converting assets to cash (representing primarily proceeds from collections on loans and maturities of investment securities) or by attracting new deposits. For the three months ended March 31, 2000, the Company was successful in meeting its liquidity needs by increasing deposits 4.28% to $390,470,000 from deposits of $374,450,000 on December 31, 1999, by reducing Federal Funds 15.76% to $12,880,000 from $15,290,000 on December 31, 1999. Should the need arise, the Company also maintains relationships with several correspondent banks that can provide funds on short notice.

The Company's liquidity position remained acceptable for the three months ended March 31, 2000. Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, funds sold and investment securities) represented 26.33% of average deposits for three months ended March 31, 2000 as compared to 33.27% of average deposits for three months ended March 31, 1999 and 28.80% of average deposits for calendar year 1999. Average loans represented 85.59% of average deposits for three months ended March 31, 2000 as compared to 76.99% for three months ended March 31, 1999 and 82.35% for calendar year 1999, Average interest-bearing deposits were 82.96% of average earning assets for three months ended March 31, 2000 as compared to 85.41% for three months ended March 31, 1999 and 84.58% for calendar year 1999.

The Company satisfies most of its capital requirements through retained earnings. During the first three months of 2000, retained earnings provided $1,042,000 of increase in equity. Additionally, equity capital increased by $42,000 during the first three months of 2000 as a result of changes in unrealized losses on securities available-for-sale, net of taxes. Thus, total equity increased by a net amount of $1,084,000 for the three month period ended March 31, 2000. This compares to growth in equity of $903,000 from retained earnings and $246,000 decrease resulting from changes in unrealized losses on securities, or total equity increase of $657.000 for the three months ended
March 31, 1999.   Total equity increased by a net amount of $1,914,000 for
calendar year 1999.

At March 31, 2000, total capital of Colony amounted to approximately $36,095,000. At March 31, 2000 there were two new outstanding commitments for capital expenditures of approximately $1,350,000 for construction and furnishings for branch offices to be located in Moultrie and Soperton, Georgia.

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

Using the capital requirements presently in effect, the Tier I ratio at March 31, 2000 was 10.45% and total Tier 1 and 2 risk-based capital was 11.70%. Both of these measures compare favorably with the regulatory minimums of 4% for Tier 1 and 8% for total risk-based capital. The Company's leverage ratio as of March 31, 2000 was 8.35% which exceeds the required leverage ratio standard of 4%.

For the first quarter of 2000, the Company paid quarterly dividends of $0.04 per
share.   The dividend payout ratio, defined as dividends per share divided by net income per share, was 14.18% for three months ended March 31, 2000 as compared to $0.03 quarterly dividends for the three months ended March 31, 1999 and a dividend payout ratio of 13.04%.

At March 31, 2000, management was not aware of any recommendations by regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources or operations. However, it is possible that examination by regulatory authorities in the future could precipitate additional loan charge-offs which could materially impact the Company's liquidity, capital resources and operations.


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

Net Income
----------

Net income for the three months ended March 31, 2000 was $1,213,000 as compared to $1,036,000 for the three months ended March 31, 1999, or an increase of 17.08%. This increase is primarily attributable to an increase in net interest income due to an increase in the net interest margin and an increase in average earning assets.

Net Interest Margin
-------------------

The net interest margin increased by 16 basis points to 4.38% in first quarter 2000 as compared to 4.22% in first quarter 1999. In addition to the increase in the net interest margin, the company realized an increase in average earning assets which resulted in net interest income increasing by 21.54% to $4,491,000 in first quarter 2000 from $3,695,000 for the same period in 1999. Average earning assets increased to $416,689,000 in first quarter 2000 from $356,892,000 in first quarter 1999. Average loans increased by $68,585,000 or 26.61%, average investment securities decreased by $5,999,000 or 8.47%, average Federal Funds decreased by $2,528,000or 15.83% and average interest-bearing deposits in other banks decreased by $261,000 or 2.12%, resulting in a net increase in average earning assets of $59,797,000 or 16.75%.

The net increase in average earning assets was funded by a net increase in average deposits of 12.75% to $381,249,000 in first quarter 2000 from $338,137,000 in first quarter 1999. Average interest-bearing deposits increased by 13.42% to $345,695,000 in the first quarter 2000 compared to $304,805,000 for the first quarter 1999, while average noninterest-bearing deposits represented 9.33% of average total deposits in first quarter 2000, compared to 8.95% in first quarter 1999 and 8.79% for calendar year 1999.

Interest expense increased for the three months ended March 31, 2000 by $708,000
compared to the same period in 1999.    The increase is primarily attributable
to the increase in average interest-bearing deposits to $345,695,000 for the first quarter 2000 compared to $304,805,000 in first quarter 1999. The combination of the increase in average earning assets and the increase in the net interest margin resulted in an increase of net interest income of $796,000 for the three months ended March 31, 2000 compared to the same period in 1999.

Provision for Loan Losses
-------------------------

The allowance for loan losses represents a reserve for potential losses in the loan portfolio, The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans with a particular emphasis on non-accruing, past due and other loans that management believes requires attention,

The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at a level that management has determined to be adequate. The provision for loan losses was $477,000 for the three months ended March 31, 2000 as compared to $249,000 for the three months ended March 31, 1999, representing an increase of $228,000 or 91.57%. The increase in the provision for loan losses during the first quarter of 2000 was primarily attributable to increasing the loan loss reserve relevant to the increase in loan volume. Net loans increased to $336,436,000 at March
31, 2000 from $262,255,000 at March 31, 1999 for an increase of 28.29%.   Net
loan charge-offs represented 90.57% of the provision for loan losses in the
first quarter of 2000 as compared to 25.70% in the first quarter l999.    Net
loan charge-offs for the three months ended March 31, 2000 were 0.13% of average loans, up from 0.02% for the same period last year. Significant charge-offs during the quarter included two agricultural related lines totaling $155,000 and one commercial line of approximately $100,000 . At March 31, 2000 the allowance for loan losses was 1.39% of total loans outstanding as compared to an allowance for loan losses of 1.84% at March 31, 1999 and 1.48% at December 31, 1999. The allowance for loan losses of 1.39% of total loans provided coverage of 72.23% of nonperforming loans and 65.10% of nonperforming assets, compared to 75.69% and 61.37% in the first quarter of 1999 respectively. The determination of the reserve rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management considers the March 31, 2000 allowance for loan losses adequate to cover potential losses in the loan portfolio.

Noninterest Income
------------------

Noninterest income consists primarily of service charges on deposit accounts. Service charges on deposit accounts amounted to $562,000 in first quarter 2000 compared to $481,000 in first quarter 1999, or an increase of 16.84%. All other non-interest income increased by $29,000 to $285,000 in first quarter 2000 from $256,000 in first quarter 1999. Thus, total noninterest income for first quarter 2000 was $847,000 compared to $737,000 in first quarter 1999, or an increase of 14.93%.

Noninterest Expense
-------------------

Noninterest expense increased by 14.19% to $3,082,000 in three months ended
March 31, 2000 from $2,699,000 for the same period a year ago.   Salaries and
benefits had significant increases due to three offices opened during the second half of 1998 and one new office in 1999 and resulted in an increase to $1,735,000 in first quarter 2000 compared to $1,425,000 in first quarter 1999, or an increase of 21.75%. The new offices also resulted in an increase in occupancy expense as first quarter 2000 occupancy expense was $501,000 compared to $468,000 for the same period last year, or an increase of 7.05%. All other noninterest expense increased by $40,000 to $846,000 in first quarter 2000 from $806,000 in first quarter 1999, or an increase of 4.96%. There were no significant variances in other noninterest expense for the two periods.

Income Tax Expense
------------------

Income before taxes increased by 19.88% to $1,779,000 in first quarter 2000 from $1,484,000 in first quarter 1999. The increase in income tax expense is
attributable to the increase in net interest income.   Income taxes as a
percentage of income before taxes increased by 5.4% to 31.82% in first quarter 2000 as compared to 30.19% in first quarter 1999. Income tax expense increased 26.34% to $566,000 in first quarter 2000 as compared to $448,000 in first quarter 1999.


Future Outlook
--------------

Colony is an emerging company operating in an industry filled with non-regulated competitors and a rapid pace of consolidation. 2000 brings with it new opportunities for growth in our existing markets, as well as opportunities to expand into new markets through acquisitions and branching. Colony completed the acquisition of Georgia First Mortgage Company during first quarter 2000 to expand its mortgage opportunities. Colony has targeted two new branches in 2000 to be located in Moultrie and Soperton, Georgia. Colony Management Services, Inc. continues to stay abreast of technology changes and its back-office consolidation effort will allow for continued reduction in overhead, while allowing the Company to better serve our customers through improved customer data resources and state-of-the-art technological services.


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

Liquidity
---------

The Company's goals with respect to liquidity are to ensure that sufficient funds are available to meet current operating requirements and to provide reserves against unforeseen liquidity requirements. Management continuously reviews the Company's liquidity position, which is maintained on a basis consistent with established internal guidelines and the tests and reviews of the various regulatory authorities. The Company's primary liquidity sources at March 31, 2000 included cash, due from banks, federal funds and short-term investment securities. The Company also has the ability, on a short-term basis, to borrow funds from the Federal Reserve System and to invest in Federal Funds Sold from other financial institutions. The mix of asset maturities contributes to the company's overall liquidity position.

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

On April 2, 1998, the Company was listed on Nasdaq National Market. The Company's common stock trades on the Nasdaq Stock Market under the symbol "CBAN". The Company presently has 915 shareholders of record as of March 31, 2000. "The Nasdaq Stock Market" or "Nasdaq" is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting and order execution systems. This market also provides specialized automation services for screen-based negotiations of transactions, on-line comparison of transactions, and a range of informational services tailored to the needs of the securities industry, investors and issuers. The Nasdaq Stock Market is operated by The Nasdaq Stock Market, Inc., a wholly-owned subsidiary of the National Association of Securities Dealers, Inc.



                          PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

A.   Exhibits - None

B. There have been no reports filed on Form 8-K for the quarter ended March 31, 2000.

                                   SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  COLONY BANKCORP, INC.


May 5, 2000                       /s/ James D. Minix
---------------------             -----------------------------
Date                              James D. Minix, President and
                                  Chief Executive Officer


                                  /s/ Terry L. Hester
                                  ---------------------------------------------
                                  Terry L. Hester, Executive Vice President and Chief Financial Officer