Form 10-Q
period 2000-06-30
COLONY BANKCORP INC
filed 2000-08-11
CIK 711669

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                   FORM 10-Q

         QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


FOR QUARTER ENDED JUNE 30, 2000                   COMMISSION FILE NUMBER 0-12436


                             COLONY BANKCORP, INC.
            ------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          GEORGIA                                               58-1492391
-------------------------------                           ----------------------
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NUMBER)


               115 SOUTH GRANT STREET, FITZGERALD, GEORGIA 31750
               -------------------------------------------------
                    ADDRESS OF PRINCIPAL EXECUTIVE OFFICES


                                 912/426-6000
               -------------------------------------------------
               REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED REPORTS REQUIRED TO BE FILED BY SECTIONS 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES  X     NO


INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE CLOSE OF THE PERIOD COVERED BY THIS REPORT.


          CLASS                                    OUTSTANDING AT JUNE 30, 2000
--------------------------                         ----------------------------
COMMON STOCK, $1 PAR VALUE                                   4,440,276

                        PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE FOLLOWING FINANCIAL STATEMENTS ARE PROVIDED FOR COLONY BANKCORP, INC. AND
SUBSIDIARIES: THE BANK OF FITZGERALD, ASHBURN BANK, COMMUNITY BANK OF WILCOX, THE BANK OF DODGE COUNTY, BANK OF WORTH, COLONY BANK SOUTHEAST AND COLONY MANAGEMENT SERVICES, INC.

         A.       CONSOLIDATED BALANCE SHEETS - JUNE 30, 2000 AND DECEMBER 31,
                  1999.

         B. CONSOLIDATED STATEMENTS OF INCOME - FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999 AND FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999.

         C. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999 AND FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999.

         D. CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION - FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999.

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN EXAMINED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2000 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

                     COLONY BANKCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

ASSETS                                                              June 30, 2000           Dec 31, 1999
                                                                    -------------           ------------
Cash and Balances Due from Depository
     Institutions (Note 2)                                              $ 20,145              $ 22,550
Federal Funds Sold                                                        17,490                15,290
Investment Securities
     Available for Sale, at Fair Value                                    61,383                61,857
     Held to Maturity, at Cost (Fair Value of $697 and
     $934 respectively) (Note 3)                                             710                   963
Loans (Notes 4 and 5)                                                    362,709               315,440
Allowance for Loan Losses                                                 (5,087)               (4,682)
Unearned Interest and Fees                                                    (5)                   (5)
                                                                        --------              --------
          Total Loans                                                    357,617               310,753
Premises and Equipment (Note 6)                                           13,146                12,847
Other Real Estate                                                            353                   883
Other Assets                                                               9,520                10,129
                                                                        --------              --------
          Total Assets                                                  $480,364              $435,272
                                                                        ========              ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Noninterest-Bearing                                                $ 37,812              $ 33,720
     Interest-Bearing (Note 8)                                           369,117               340,730
                                                                        --------              --------
          Total Deposits                                                 406,929               374,450

Borrowed Money:
     Federal Funds Purchased                                                 700                     0
     Other Borrowed Money (Note 9)                                        32,269                21,967
                                                                        --------              --------
          Total Borrowed Money                                            32,969                21,967
Other Liabilities                                                          3,410                 3,844

Commitments and Contingencies (Note 11)
Stockholders' Equity:
     Common Stock, Par Value $1, Authorized 20,000,000
     shares, Issued 4,440,276 and 4,435,026 shares as of
     June 30, 2000 and December 31, 1999 respectively                      4,440                 4,435
Paid-In Capital                                                           21,603                21,537
Retained Earnings                                                         12,688                10,767
Accumulated Other Comprehensive Income, Net of Tax                        (1,675)               (1,728)
                                                                        --------              --------
     Total Stockholders' Equity                                           37,056                35,011
                                                                        --------              --------
     Total Liabilities and Stockholders' Equity                         $480,364              $435,272
                                                                        ========              ========

      The accompanying notes are an integral part of these balance sheets.

                     COLONY BANKCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                   AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                           Three Months Ended          Six Months Ended
                                          6/30/00      6/30/99       6/30/00       6/30/99
                                         ----------   ----------    ----------    ----------
Interest Income:
     Loans, including fees              $    8,737   $    6,806    $   16,729    $   13,211
     Federal Funds Sold                        210          144           398           362
     Deposits with Other Banks                 147          107           325           229
     Investment Securities:
     U.S. Treasury & Federal Agencies          773          820         1,547         1,683
     State, County and Municipal                96          116           192           216
     Other Investments                          46           54            90           114
                                        ----------   ----------    ----------    ----------
          Total Interest Income             10,009        8,047        19,281        15,815
                                        ----------   ----------    ----------    ----------

Interest Expense:
     Deposits                                4,711        3,872         9,068         7,692
     Federal Funds Purchased                     7            5             9             6
     Other Borrowed Money                      446          197           868           449
                                        ----------   ----------    ----------    ----------
          Total Interest Expense             5,164        4,074         9,945         8,147
                                        ----------   ----------    ----------    ----------
Net Interest Income                          4,845        3,973         9,336         7,668
Provision for Loan Losses                      605          194         1,082           443
                                        ----------   ----------    ----------    ----------
Net Interest Income After Provision          4,240        3,779         8,254         7,225
                                        ----------   ----------    ----------    ----------
Noninterest Income:
     Service Charge on Deposits                620          544         1,182         1,025
     Other Service Charges,
          Commissions & Fees                   110          102           255           246
     Security Gains, net                         0           (2)            0            (2)
     Other Income                              105          180           245           292
                                        ----------   ----------    ----------    ----------
          Total Noninterest Income             835          824         1,682         1,561
                                        ----------   ----------    ----------    ----------
Noninterest Expense:
     Salaries and Employee Benefits          1,841        1,658         3,576         3,083
     Occupancy and Equipment                   585          484         1,086           952
     Other Operating Expenses                  927          910         1,773         1,716
                                        ----------   ----------    ----------    ----------
          Total Noninterest Expense          3,353        3,052         6,435         5,751
                                        ----------   ----------    ----------    ----------
Income Before Income Taxes                   1,722        1,551         3,501         3,035
Income Taxes                                   577          478         1,143           926
                                        ----------   ----------    ----------    ----------
Net Income                              $    1,145   $   $1,073    $    2,358    $    2,109
                                        ==========   ==========    ==========    ==========
Net Income Per Share of Common Stock
     Basic                              $     0.26   $     0.24    $     0.53    $     0.48
                                        ==========   ==========    ==========    ==========
     Diluted                            $     0.26   $     0.24    $     0.53    $     0.48
                                        ==========   ==========    ==========    ==========
Weighted Average Shares Outstanding     $4,440,276   $4,435,026    $4,440,276    $4,435,026
                                        ==========   ==========    ==========    ==========

        The accompanying notes are an integral part of these statements.

                      COLONY BANKCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                    THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                   AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                       Three Months Ended    Six Months Ended
                                        6/30/00   6/30/99    6/30/00   6/30/99
                                        -------   -------    -------   -------
Net Income                               $1,145    $1,073     $2,358    $2,109
Other Comprehensive Income,
     Net of Tax
Gains (Losses) on Securities,
     Arising During Year                     11      (633)        53      (879)
Reclassification Adjustment                   0         1          0         1
                                         ------    ------     ------    ------

Unrealized Gains (Losses) on Securities      11      (632)        53      (878)
                                         ------    ------     ------    ------
Comprehensive Income                     $1,156    $  441     $2,411    $1,231
                                         ======    ======     ======    ======

           COLONY BANKCORP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS
           SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                         (UNAUDITED)
                   (DOLLARS IN THOUSANDS)

                                                              2000        1999
                                                              ----        ----
CASH FLOW FROM OPERATING ACTIVITIES
Net Income (loss)                                          $  2,358    $  2,109
Adjustments to reconcile net income to net cash
     provided by operating activities:
     (Gain) loss on sale of investment securities                 0           2
Depreciation                                                    610         559
Provision for loan losses                                     1,082         443
Amortization of excess costs                                     26          24
Other prepaids, deferrals and accruals, net                     (14)       (272)
                                                           --------    --------
          Total Adjustments                                $  1,704    $    756
                                                           --------    --------
          Net cash provided by operating activities        $  4,062    $  2,865
                                                           --------    --------

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of securities available for sale                 $ (1,242)   $(31,948)
Proceeds from sales of securities available for sale              0       2,286
Proceeds from maturities, calls, and paydowns of
     investment securities:
          Available for Sale                                  1,770      33,690
          Held to Maturity                                      257         442
Decrease (Increase) in interest-bearing deposits in banks      (382)     (5,623)
(Increase) in loans                                         (47,269)    (36,120)
Purchase of premises and equipment                             (909)     (1,195)
                                                           --------    --------
          Net cash (used in) investing activities          $(47,775)   $(38,468)
                                                           --------    --------
CASH FLOW FROM FINANCING ACTIVITIES

Net (decrease) increase in deposits                        $ 32,479    $ 16,774
Proceeds from issuance of common stock                            0           0
Federal funds purchased                                         700       3,590
Dividends paid                                                 (355)       (266)
Net (decrease) increase in other borrowed money              10,302      (1,195)
                                                           --------    --------
          Net cash provided by financing activities          43,126      18,903
                                                           --------    --------
Net increase (decrease) in cash and cash equivalents           (587)    (16,700)
Cash and cash equivalents at beginning of period             31,126      39,003
                                                           --------    --------
Cash and cash equivalents at end of period                 $ 30,539    $ 22,303

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

Securities available for sale are measured at fair value with unrealized gains and losses reported net of deferred taxes as a separate component of stockholders' equity. Fair value represents an approximation of realizable value as of June 30, 2000 and December 31, 1999. Realized and unrealized gains and losses are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

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

(2) Cash and Balances Due from Depository Institutions

Components of cash and balances due from depository institutions at June 30, 2000 and December 31, 1999 are as follows:

                                                    June 30, 2000            December 31, 1999
                                                    -------------            -----------------
Cash on Hand and Cash Items                          $  3,785                     $ 7,502
Noninterest-Bearing Deposits with Other Banks           9,264                       8,334
Interest-Bearing Deposits with Other Banks              7,096                       6,714
                                                      -------                     -------
                                                      $20,145                     $22,550
                                                      =======                     =======

(3) Investment Securities

Investment securities as of  June 30, 2000 are summarized as follows:

                                                       Gross           Gross
                                      Amortized     Unrealized      Unrealized         Fair
                                         Cost          Gains          Losses           Value
Securities Available for Sale

U.S. Government Agencies:
  Mortgage-Backed                     $ 4,128            $0            $  (142)       $ 3,986
  Other                                48,285             0             (1,843)        46,442
State, County & Municipal               8,594             3               (192)         8,405
The Banker's Bank Stock                    50             0                  0             50
Federal Home Loan Bank Stock            1,610             0                  0          1,610
Marketable Equity Securities            1,130             0               (240)           890
                                      -------            --            -------        -------
                                      $63,797            $3            $(2,417)       $61,383
                                      =======            ==            =======        =======
Securities Held to Maturity:
  State, County and Municipal         $   710            $1            $   (14)       $   697
                                      =======            ==            =======        =======

The amortized cost and fair value of investment securities as of June 30, 2000 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                 Securities
                                                           Available for Sale                      Held to Maturity
                                                     Amortized Cost      Fair Value         Amortized  Cost       Fair Value
Due in One Year or Less                                      $3,660          $3,645                    $400             $400
Due After One Year Through Five Years                        50,479          48,584                     100               99
Due After Five Years Through Ten Years                        2,380           2,277                       0                0
Due After Ten Years                                             360             341                     210              198
                                                            -------         -------                    ----             ----
                                                             56,879          54,847                     710              697

Federal Home Loan Bank Stock                                  1,610           1,610                       0                0
The Banker's Bank Stock                                          50              50                       0                0
Marketable Equity Securities                                  1,130             890                       0                0
Mortgage-Backed Securities                                    4,128           3,986                       0                0
                                                            -------         -------                    ----             ----
                                                            $63,797         $61,383                    $710             $697
                                                            =======         =======                    ====             ====


Investment securities as of December 31, 1999 are summarized as follows:

                                                   Gross        Gross
                                  Amortized   Unrealized   Unrealized      Fair
                                       Cost        Gains       Losses     Value
Securities Available for Sale:
U.S. Government Agencies:
     Mortgage-Backed Securities     $ 4,629        $0       $  (139)    $ 4,490
     Other                           48,291         0        (1,955)     46,336
State, County & Municipal             8,826         3          (165)      8,664
The Banker's Bank Stock                  50         0             0          50
Federal Home Loan Bank Stock          1,426         0             0       1,426
Marketable Equity Securities          1,130         0          (240)        890
                                    -------        --       -------     -------
                                    $64,352        $3       $(2,499)    $61,856
                                    =======        ==       =======     =======

Securities Held to Maturity:
     State, County and Municipal    $   963        $0       $   (26)    $   937
                                    =======        ==       =======     =======

Investment securities having a carry value approximating $38,054 and $28,318 as of June 30, 2000 and December 31, 1999, respectively, were pledged to secure public deposits and for other purposes.


(4) Loans

The composition of loans as of June 30, 2000 and December 31, 1999 was as follows:

                                           June 30, 2000      December 31, 1999
                                           -------------      -----------------
Commercial, Financial and Agricultural          $ 52,801               $ 42,595
Real Estate - Construction                         5,045                  4,003
Real Estate - Farmland                            18,040                 24,179
Real Estate - Other                              214,730                185,663
Installment Loans to Individuals                  59,649                 48,226
All Other Loans                                   12,444                 10,775
                                                --------               --------
                                                $362,709               $315,441
                                                --------               --------

Nonaccrual loans are loans for which principal and interest are doubtful of collection in accordance with original loan terms and for which accruals of interest have been discontinued due to payment delinquency. Nonaccrual loans totaled $4,931 and $5,334 as of June 30, 2000 and December 31, 1999, respectively. On June 30, 2000, the Company had 90 day past due loans with principal balances of $383 and restructured loans with principal balances of $229.

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
                                                              =======

(5)  Allowance for Loan Losses

Transactions in the allowance for loan losses are summarized below for six months ended June 30, 2000 and June 30, 1999 as follows:

                                             June 30, 2000    June 30, 1999
                                             -------------    -------------

Balance, Beginning                                  $4,682          $ 4,726
     Provision Charged to Operating Expenses         1,082              443
     Loans Charged Off                                (793)          (1,002)
     Loan Recoveries                                   116              216
                                                    ------          -------
Balance, Ending                                     $5,087          $(4,383)
                                                    ======          =======

(6)  Premises and Equipment

Premises and equipment are comprised of the following as of June 30, 2000 and December 31, 1999:

                                   June 30, 2000     December 31, 1999
                                   -------------     -----------------

Land                                   $ 1,572           $ 1,572
Building                                10,685             9,841
Furniture, Fixtures and Equipment        7,900             7,775
Leasehold Improvements                     327               327
Construction in Progress                     0                96
                                       -------           -------
                                        20,484            19,611
                                       -------           -------

Accumulated Depreciation                (7,338)           (6,764)
                                       -------           -------
                                       $13,146           $12,847
                                       =======           =======

Depreciation charged to operations totaled $308 and $276 for June 30, 2000 and June 30, 1999 respectively.

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

(8) Deposits

Components of interest-bearing deposits as of June 30, 2000 and December 31, 1999 are as follows:

                                   June 30, 2000        December 31, 1999
                                   -------------        -----------------
Interest-Bearing Demand                 $ 67,130                 $ 66,418
Savings                                   13,761                   13,541
Time, $100,000 and Over                  100,722                   90,460
Other Time                               187,504                  170,311
                                        --------                 --------
                                        $369,117                 $340,730
                                        ========                 ========

The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $100,000, was approximately $89,332 and $81,129 as of June 30, 2000 and December 31, 1999, respectively.

As of June 30, 2000 and December 31, 1999, the scheduled maturities of certificates of deposits are as follows:

         Maturity                     June 30, 2000        December 31, 1999
         --------                     -------------        -----------------
         One Year and Under                $238,104                 $210,238
         One to Three Years                  42,062                   38,676
         Three Years and Over                 8,060                   11,857
                                           --------                 --------
                                           $288,226                 $260,771
                                           ========                 ========

(9)      Borrowed Money

Borrowed money at June 30, 2000 and December 31, 1999 is summarized as follows:

                                           June 30, 2000      December 31, 1999
                                           -------------      -----------------
Federal Home Loan Bank Advances                  $31,100                $20,700
First Port City Note Payable                         674                    674
The Banker's Bank Note Payable                       495                    593
                                                 -------                -------
                                                 $32,269                $21,967
                                                 =======                =======

Advances from the Federal Home Loan Bank (FHLB) have maturities ranging from 2000 to 2008 and interest rates ranging from 5.40 percent to 6.98 percent. Of the balances outstanding at June 30, 2000, $2,000,000 is callable by the FHLB during 2000. Under the Blanket Agreement for Advances and Security Agreement with the FHLB, residential first mortgage loans are pledged as collateral for the FHLB advances outstanding.

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

The aggregate stated maturities of other borrowed money at June 30, 2000 are as follows:

               Year                                      Amount
               ----                                     -------
               2000                                     $   211
               2001                                      15,220
               2002                                       4,856
               2003                                       3,482
               2004 and Thereafter                        8,500
                                                        -------
                                                        $32,269
                                                        =======

(10) Profit Sharing Plan

The Company has a profit sharing plan that covers substantially all employees who meet certain age and service requirements. It is the Company's policy to make contributions to the plan as approved annually by the board of directors. The total provision for contributions to the plan was $328 for 1999 and $264 for 1998.

(11) Commitments and Contingencies

In the normal course of business, certain commitments and contingencies are incurred which are not reflected in the consolidated financial statements. Commitments under standby letters of credit to U.S. addresses approximate $1,626 as of June 30, 2000 and $1,705 as of December 31, 1999. Unfulfilled loan commitments as of June 30, 2000 and December 31, 1999 approximated $42,900 and $43,197 respectively. No losses are anticipated as a result of commitments and contingencies.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The amounts and ratios as defined in regulations are presented hereafter. Management believes, as of June 30, 2000, the Company meets all capital adequacy requirements to which it is subject and is classified as well capitalized under the regulatory framework for prompt corrective action. In the opinion of management, there are no conditions or events since prior notification of capital adequacy from the regulators that have changed the institution's category.

                                                                                                  To Be Well Capitalized
                                                                         For Capital              Under Prompt Corrective
                                            Actual                    Adequacy Purposes              Action Provisions

                                         Amount      Ratio          Amount          Ratio           Amount         Ratio
As of June 30, 2000

Total Capital
     to Risk-Weighted Assets            $42,742     11.36%         $30,095          8.00%          $37,619        10.00%
Tier 1 Capital
     to Risk-Weighted Assets             38,035     10.11%          15,048          4.00%           22,572         6.00%
Tier 1 Capital
     to Average Assets                   38,035      8.23%          18,495          4.00%           23,118         5.00%

As of December 31, 1999

Total Capital
     to Risk-Weighted Assets            $40,267     11.88%         $27,108          8.00%          $33,885        10.00%
Tier 1 Capital
     to Risk-Weighted Assets             36,026     10.63%          13,554          4.00%           20,331         6.00%
Tier 1 Capital
     to Average Assets                   36,026      8.39%          17,176          4.00%           21,469         5.00%


(13) Financial Information of Colony Bankcorp, Inc. (Parent Only)

The parent company's balance sheets as of June 30, 2000 and December 31, 1999 and the related statements of income and comprehensive income and cash flows are as follows:

                      COLONY BANKCORP, INC. (PARENT ONLY)
                                BALANCE SHEETS
             FOR PERIOD ENDED JUNE 30, 2000 AND DECEMBER 31, 1999

ASSETS                                                 June 30, 2000    December 31, 1999
                                                       -------------    -----------------
Cash                                                      $   169           $   247
Investments in Subsidiaries at Equity                      36,398            34,266
Other                                                       1,403             1,448
                                                          -------           -------
        Total Assets                                      $37,970           $35,961
                                                          =======           =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Dividends Payable                                       $200              $177
     Notes and Debentures Payable                             674               674
     Other                                                     40                99
                                                             ----              ----
                                                              914               950
Stockholders' Equity
     Common Stock, Par Value $1; Authorized 20,000,000
     Shares, Issued 4,440,276 and 4,435,026 Shares as of
     June 30, 2000 and December 31, 1999
     Respectively                                             $ 4,440       $ 4,435
Paid-In Capital                                                21,603        21,537
Retained Earnings                                              12,688        10,767
Accumulated Other Comprehensive Income, Net of Tax             (1,675)       (1,728)
                                                              -------       -------
          Total Stockholders' Equity                           37,056        35,011
                                                              -------        ------
          Total Liabilities and Stockholders' Equity          $37,970       $35,961
                                                              =======       =======


                       COLONY BANKCORP, INC. (PARENT ONLY)
                  STATEMENT OF INCOME AND COMPREHENSIVE INCOME
            FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

                                                      June 30, 2000   June 30, 1999
                                                      -------------   -------------
Income                                                      $1,038           $  925
     Dividends from Subsidiaries                                 1                0
     Management Fees from Subsidiaries                          35               45
                                                            ------           ------
     Other                                                  $1,074             $970
Expenses                                                        29               38
     Interest                                                    9                9
     Amortization                                              379              367
                                                            ------           ------
     Other                                                  $  417           $  414
                                                            ------           ------
Income Before Taxes and Equity in Undistributed Earnings
          of Subsidiaries                                      657              556
     Income Tax (Benefits)                                    (123)            (127)
                                                             -----            -----
Income Before Equity in Undistributed Earnings
          of Subsidiaries                                      780              683
     Equity in Undistributed Earnings of Subsidiaries        1,578            1,426
                                                            ------           ------
Net Income                                                   2,358            2,109
Other Comprehensive Income, Net of Tax
     Gains (losses) on Securities Arising During Year           53             (879)
     Reclassification Adjustment                                 0                1
                                                            ------           ------

     Unrealized Gains (Losses) in Securities                    53             (878)
                                                            ------           ------

Comprehensive Income                                        $2,411           $1,231
                                                            ======           ======

                       COLONY BANKCORP, INC. (PARENT ONLY)
                             STATEMENT OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

                                                      June 30, 2000   June 30, 1999
                                                      -------------   -------------
Cash Flows from Operating Activities
     Net Income                                            $ 2,358         $ 2,109
     Adjustments to Reconcile Net Income to Net Cash
     Provided from Operating Activities
          Depreciation and Amortization                         45              44
          Equity in Undistributed Earnings of Subsidiary    (1,578)         (1,426)
          Other                                                (49)            (48)
                                                           -------         -------
                                                               776             679
Cash Flows from Investing Activities
     Capital Infusion in Subsidiary                           (500)              0
     Purchase of Premises and Equipment                          0             (22)
                                                           -------         -------
                                                              (500)            (22)
Cash Flows from Financing Activities
     Dividends Paid                                           (354)           (266)
     Proceeds from Issuance of Common Stock                      0               0
     Principal Payments on Notes and Debentures                  0               0
     Proceeds from Notes and Debentures                          0               0
                                                           -------         -------
                                                              (354)           (266)
Increase (Decrease) in Cash and Cash Equivalents               (78)            391
Cash and Cash Equivalents, Beginning                           247             111
                                                           -------         -------
Cash and Cash Equivalents, Ending                          $   169         $   502
                                                           =======         =======


(14) Common Stock Split

On February 16, 1999, a 100 percent stock split to be effected on June 30, 1999 in the form of a dividend was approved by the board.. Weighted average shares and per share data for all periods presented in the accompanying consolidated financial statements and related notes have been retroactively restated to reflect the additional shares outstanding resulting from the stock split.

(15)  Legal Contingencies

In the ordinary course of business, there are various legal proceedings pending against Colony and its subsidiaries. The aggregate liabilities, if any, arising from such proceedings would not, in the opinion of management, have a material adverse effect on Colony's consolidated financial position.

(16)  Stock Grant Plan

On February 16, 1999, a restricted stock grant plan was approved by the Board. The plan was adopted for the purpose of establishing incentives designed to recognize, reward and retain executive employees whose performance, contribution and skills are critical to the Company. The plan period commences February 16, 1999 and ends February 15, 2009 with the maximum number of shares subject to restricted stock awards being 22,175 shares (44,350 shares after the two-for-one stock split effective June 30, 1999). On January 3, 2000, the Company issued 5,250 shares under the stock grant plan to increase the total outstanding shares from 4,435,026 at December 31, 1999 to 4,440,276 at June 30, 2000.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATION


LIQUIDITY AND CAPITAL RESOURCES

Liquidity represents the ability to provide adequate sources of funds for funding loan commitments and investment activities, as well as the ability to provide sufficient funds to cover deposit withdrawals, payment of debt and financing of operations. These funds are obtained by converting assets to cash (representing primarily proceeds from collections on loans and maturities of investment securities) or by attracting new deposits. For the six months ended June 30, 2000, the Company was successful in meeting its liquidity needs by increasing deposits 8.67% to $406,929,000 from deposits of $374,450,000 on December 31, 1999. Should the need arise, the Company also maintains relationships with several correspondent banks and the Federal Home Loan Bank that can provide funds on short notice.

The Company's liquidity position remained acceptable for the six months ended June 30, 2000. Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, funds sold and investment securities) represented 25.22% of average deposits for six months ended June 30, 2000 as compared to 31.30% of average deposits for six months ended June 30, 1999 and 28.80% of average deposits for calendar year 1999. Average loans represented 87.31% of average deposits for six months ended June 30, 2000 as compared to 78.91% for six months ended June 30, 1999 and 82.35% for calendar year 1999, Average interest-bearing deposits were 82.39% of average earning assets for six months ended June 30, 2000 as compared to 84.96% for six months ended June 30, 1999 and 84.58% for calendar year 1999.

The Company satisfies most of its capital requirements through retained earnings. During the first three months of 2000, retained earnings provided $1,042,000 of increase in equity and the change in unrealized losses on securities available-for-sale net of taxes resulted in equity capital increasing $42,000. Thus, total equity increased by a net amount of $1,084,000 for the three month period ended March 31, 2000. During the second quarter of 2000, retained earnings provided $950,000 of increase in equity and the change in unrealized losses on securities available-for-sale, net of taxes resulted in equity capital increasing $11,000. Thus, total equity increased by a net amount of $961,000 for the second quarter of 2000 and by a net amount of $2,045,000 for six months ended June 30, 2000. This compares to growth in equity through retained earnings of $903,000 and $918,000, respectively, for the first two quarters of 1999. Additionally, equity capital decreased by $246,000 and $632,000 for the first two quarters of 1999 as a result of changes in unrealized losses on securities available-for-sale, net of taxes. Thus, total equity increased by a net amount of $657,000 for first quarter 1999 and $286,000 for second quarter 1999 for a net change of $943,000 for the six month period ended June 30, 1999. Total equity increased by a net amount of $1,914,000 for calendar year 1999.

At June 30, 2000, total capital of Colony amounted to approximately $37,056,000. At June 30, 2000 there were two new outstanding commitments for capital expenditures of approximately $1,350,000 for construction and furnishings for branch offices to be located in Moultrie and Soperton, Georgia. Approximately 75% of the $1,350,000 total capital expenditure had been remitted to contractors/venders as of June 30, 2000.

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

Using the capital requirements presently in effect, the Tier I capital to risk-weighted assets at June 30, 2000 was 10.11% and total Tier 1 and 2 capital to risk-weighted assets was 11.36%. Both of these measures compare favorably with the regulatory minimums of 4% for Tier 1 and 8% for total risk-based capital. The Company's leverage ratio as of June 30, 2000 was 8.23% which exceeds the required leverage ratio standard of 4%.

For the first quarter of 2000, the Company paid quarterly dividends of $0.04 per share and for the second quarter of 2000 the Company paid quarterly dividends of $0.045 per share, or $0.085 for the first two quarters of 2000. The dividend payout ratio, defined as dividends per share divided by net income per share, was 16.04% for six months ended June 30, 2000. This compares to $0.065 for the first two quarters of 1999 or a dividend payout ratio of 13.54% for the six months ended June 30, 1999.

At June 30, 2000, management was not aware of any recommendations by regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources or operations. However, it is possible that examination by regulatory authorities in the future could precipitate additional loan charge-offs which could materially impact the Company's liquidity, capital resources and operations.

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

Net Income

Net income for the three months ended June 30, 2000 was $1,145,000 as compared to $1,073,000 for the three months ended June 30, 1999, or an increase of 6.71% while net income for the six months ended June 30, 2000 was $2,358,000 as compared to $2,109,000 for the six months ended June 30, 1999, or an increase of 11.81%. This earnings increase was achieved while the company experienced additional overhead associated with its denovo branch expansions; however, the new offices are largely responsible for the $79 million asset growth from a year ago. Additionally, net income was positively impacted by an increase of 14 basis points with the net interest margin for the first half of 2000 as compared to the same period in 1999.

Net Interest Margin

The net interest margin increased by 10 basis points to 4.50% in second quarter 2000 as compared to 4.40% in second quarter 1999 and increased by 14 basis points to 4.44% for six months ended June 30, 2000 as compared to 4.30% for the same period in 1999. Net interest income increased 21.95% as second quarter 2000 net interest income was $4,845,000 compared to $3,973,000 for the same period in 1999 on an increase in average earning assets to $436,957,000 in second quarter 2000 from $368,130,000 in second quarter 1999. Net interest income increased by 21.75% to $9,945,000 for six months ended June 30, 2000 from $7,668,000 for the same period in 1999 on an increase in average earning assets to $426,823,000 for the six months ended June 30, 2000 from $363,746,000 for the same period in 1999. For the six months ended June 30, 2000 compared to the same period in 1999, average loans increased by $70,359,000 or 26.28%, average funds sold decreased by $241,000 or 1.77%, average investment securities decreased by $8,450,000 or 11.55%, and average interest-bearing deposits in other banks increased by $1,409,000 or 15.23%, resulting in a net increase in average earning assets of $63,077,000 or 17.34%.

The net increase in average earning assets was funded by a net increase in average deposits of 14.13% to $387,184,000 for six months ended June 30, 2000 from $339,237,000 for the same period in 1999. Average interest-bearing deposits increased by 13.78% to $351,641,000 for six months ended June 30, 2000 compared to $309,055,000 for six months ended June 30, 1999, while average noninterest-bearing deposits represented 9.18% of average total deposits for six months ended June 30, 2000, compared to 8.90% for the same period in 1999 and 8.79% for calendar year 1999.

Interest expense increased for the three months ended June 30, 2000 by $1,090,000 compared to the same period in 1999 and increased by $1,798,000 for the six months ended June 30, 2000 compared to the same period in 1999. The increase in interest expense is primarily attributable to the Federal Reserve raising interest rates the first half of the year and to the increase in average interest-bearing deposits to $351,641,000 for the six months ended June 30, 2000 compared to $309,055,000 for the six months ended June 30, 1999 and an increase in average borrowings to $27,193,000 for six months ended June 30, 2000 compared to $14,052,000 for the six months ended June 30, 1999. The combination of higher interest rates increasing the net interest margin and an increase in average earning assets resulted in an increase in net interest income of $872,000 for second quarter 2000 compared to second quarter 1999 and an increase in net interest income of $1,668,000 for six months ended June 30, 2000 compared to the same period in 1999.

Provision for Loan Losses

The allowance for loan losses represents a reserve for potential losses in the loan portfolio, The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans with a particular emphasis on non-accruing, past due and other loans that management believes requires attention.

The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at a level that management has determined to be adequate. The provision for loan losses was $605,000 for second quarter 2000 compared to $194,000 for second quarter 1999 and $1,082,000 for six months ended June 30, 2000 compared to $443,000 for the same period in 1999. The increase in the provision for loan losses in both periods is attributable to maintaining adequate reserve levels given the significant increase in outstanding loans for the past twelve months. Net loan charge-offs represented 40.50% of the provision for loan losses in second quarter 2000 compared to 372.16% in second quarter 1999. The second quarter 1999 ratio was skewed due to one commercial loan totaling $637,000 being charged-off. This loan had been fully reserved for the past several years and management deemed the loan uncollectable during the second quarter of 1999. Net loan charge-offs represented 62.57% of the provision for loan losses in the six month period ended June 30, 2000 compared to 177.43% of the provision for loan losses in the six month period ended June 30, 1999. During the first six months of 2000 and 1999, a net of $677,000 and $786,000, respectively, was charged-off. Net loan charge-offs for the six months ended June 30, 2000 represented 0.20% of average loans outstanding compared to 0.29% for the six months ended June 30, 1999. At June 30, 2000 the allowance for loan losses was 1.40% of total loans outstanding as compared to an allowance for loan losses of 1.52% at June 30, 1999 and 1.48% at December 31, 1999. The allowance for loan losses of 1.40% at June 30, 2000 provided coverage of 95.73% of nonperforming loans and 89.76% of nonperforming assets, compared to 68.12% and 57.12%, respectively, at June 30, 1999. The determination of the reserve rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management considers the June 30, 2000 allowance for loan losses adequate to cover potential losses in the loan portfolio.

Noninterest Income

Noninterest income consists primarily of service charges on deposit accounts. Service charges on deposit accounts amounted to $620,000 in second quarter 2000 compared to $544,000 in second quarter 1999, or an increase of 13.97% and amounted to $1,182,000 for six months ended June 30, 2000 compared to $1,025,000 for six months ended June 30, 1999, or an increase of 15.32%. All other non-interest income decreased by $65,000 to $215,000 for second quarter 2000 from $280,000 for second quarter 1999 and all other noninterest income decreased by $36,000 to $500,000 for six months ended June 30, 2000 from $536,000 for the same period in 1999. The primary decrease of other noninterest income results from the recovery of $94,000 in 1999 on a previously written down investment security at one of the subsidiary banks. There were no other significant variances in other noninterest income accounts during these time periods.

Noninterest Expense

Noninterest expense increased by 9.86% to $3,353,000 in second quarter 2000 from $3,052,000 for the same period a year ago and increased by 11.89% to $6,435,000 for six months ended June 30, 2000 from $5,751,000 for the same period in 1999. Salaries and benefits along with occupancy expense had significant increases due to the new offices opened in 1998 and 1999. Salaries and employee benefits increased 11.04% to $1,841,000 in second quarter 2000 compared to $1,658,000 for the same period in 1999 and increased 15.99% to $3,576,000 for six months ended June 30, 2000 compared to $3,083,000 for the same period a year ago. Occupancy expense increased 20.87% to $585,000 for second quarter 2000 from $484,000 for the same period in 1999 and increased 14.08% to $1,086,000 for six months ended June 30, 2000 from $952,000 for the same period a year ago. All other noninterest expense remained relatively flat with an increase of 3.32% to $1,773,000 for six months ended June 30, 2000 compared to $1,716,000 for the same period a year ago.

Income Tax Expense

Income before taxes increased by 11.03% to $1,722,000 in second quarter 2000 from $1,551,000 in second quarter 1999 and increased by 15.35% to $3,501,000 for six months ended June 30, 2000 compared to $3,035,000 for the same period in 1999. Income tax as a percentage of income before taxes increased by 8.73% to 33.51% in second quarter 2000 compared to 30.82% in second quarter 1999 and increased by 7.01% to 32.65% for six months ended June 30, 2000 compared to 30.51% for six months ended June 30, 1999. Income tax expense increased 20.71% to $577,000 for second quarter 2000 compared to $478,000 for second quarter 1999 and increased 23.43% to $1,143,000 for six months ended June 30, 2000 compared to $926,000 for the same period a year ago.

Future Outlook

Colony is an emerging company operating in an industry filled with non-regulated competitors and a rapid pace of consolidation. 2000 brings with it new opportunities for growth in our existing markets, as well as opportunities to expand into new markets through acquisitions and branching. Colony completed the acquisition of Georgia First Mortgage Company during first quarter 2000 to expand its mortgage opportunities. Colony has targeted two new branches in 2000 to be located in Moultrie and Soperton, Georgia and has targeted a new branch to be located in Southwest Georgia for 2001. Colony Management Services, Inc. continues to stay abreast of technology changes and its back-office consolidation effort will allow for continued reduction in overhead, while allowing the Company to better serve our customers through improved customer data resources and state-of-the-art technological services.


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

Liquidity

The Company's goals with respect to liquidity are to ensure that sufficient funds are available to meet current operating requirements and to provide reserves against unforeseen liquidity requirements. Management continuously reviews the Company's liquidity position, which is maintained on a basis consistent with established internal guidelines and the tests and reviews of the various regulatory authorities. The Company's primary liquidity sources at June 30, 2000 included cash, due from banks, federal funds and short-term investment securities. The Company also has the ability, on a short-term basis, to borrow funds from the Federal Reserve System and to invest in Federal Funds Sold from other financial institutions. The mix of asset maturities contributes to the company's overall liquidity position.

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

On April 2, 1998, the Company was listed on Nasdaq National Market. The Company's common stock trades on the Nasdaq Stock Market under the symbol "CBAN". The Company presently has 920 shareholders of record as of June 30, 2000. "The Nasdaq Stock Market" or "Nasdaq" is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting and order execution systems. This market also provides specialized automation services for screen-based negotiations of transactions, on-line comparison of transactions, and a range of informational services tailored to the needs of the securities industry, investors and issuers. The Nasdaq Stock Market is operated by The Nasdaq Stock Market, Inc., a wholly-owned subsidiary of the National Association of Securities Dealers, Inc.

                          PART II - OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Shareholders of the Company was held on April 25, 2000. At the Annual Meeting of the Shareholders, proxies were solicited under Regulation 14 of the Securities and Exchange Act of 1934. Total shares amount to 4,440,276. A total of 3,160,808.019 shares (71%) were represented by shareholders in attendance or by proxy. The following directors were elected by yes votes totaling 3,159,601.544 and no votes totaling 1,206.4756 to serve one year until the next annual meeting:

  Marion H. Massee, III         Milton N. Hopkins, Jr.     W. B. Roberts, Jr.
  Terry L. Coleman              Harold E. Kimball          R. Sidney Ross
  L. Morris Downing, Jr.        Ben B. Mills, Jr.          Joe Shiver
  Terry L. Hester               James D. Minix             Curtis Summerlin
  Ralph D. Roberts

No other matters were voted upon by shareholders.



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits - None

B. There have been no reports filed on Form 8-K for the quarter ended June 30, 2000.

                                   SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            COLONY BANKCORP, INC.


     August 9, 2000                          /s/ James D. Minix
-----------------------------               -----------------------------------
Date                                        James D. Minix, President and
                                            Chief Executive Officer



                                            /s/ Terry L. Hester
                                            -----------------------------------
                                            Terry L. Hester, Executive Vice
                                            President and
                                            Chief Financial Officer