Form 10-Q
period 2000-09-30
COLONY BANKCORP INC
filed 2000-11-13
CIK 711669

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                   FORM 10-Q

         QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


FOR QUARTER ENDED SEPTEMBER 30, 2000             COMMISSION FILE NUMBER 0-12436


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


                                 229/426-6000
                                 ------------
               REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED REPORTS REQUIRED TO BE FILED BY SECTIONS 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES    X  NO


INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE CLOSE OF THE PERIOD COVERED BY THIS REPORT.


          CLASS                         OUTSTANDING AT SEPTEMBER 30, 2000
          -----                         ---------------------------------
COMMON STOCK, $1 PAR VALUE                        4,440,276

                        PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE FOLLOWING FINANCIAL STATEMENTS ARE PROVIDED FOR COLONY BANKCORP, INC. AND
SUBSIDIARIES: THE BANK OF FITZGERALD, ASHBURN BANK, COMMUNITY BANK OF WILCOX, COLONY BANK OF DODGE COUNTY, COLONY BANK WORTH, COLONY BANK SOUTHEAST AND COLONY MANAGEMENT SERVICES, INC.

     A.  CONSOLIDATED BALANCE SHEETS - SEPTEMBER 30, 2000 AND DECEMBER 31, 1999.

     B. CONSOLIDATED STATEMENTS OF INCOME - FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999.

     C. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999.

     D. CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION - FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999.

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN EXAMINED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

                    COLONY BANKCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

ASSETS                                                   Sept 30, 2000        Dec 31, 1999
                                                         -------------        ------------
Cash and Balances Due from Depository
     Institutions (Note 2)                                    $ 19,034            $ 22,550
Federal Funds Sold                                              19,830              15,290
Investment Securities
     Available for Sale, at Fair Value                          62,952              61,857
     Held to Maturity, at Cost (Fair Value of $589 and
     $934 respectively) (Note 3)                                   596                 963
Loans (Notes 4 and 5)                                          378,512             315,440
Allowance for Loan Losses                                       (5,434)             (4,682)
Unearned Interest and Fees                                          (4)                 (5)
                                                              --------            --------
          Total Loans                                          373,074             310,753

Premises and Equipment (Note 6)                                 13,946              12,847
Other Real Estate                                                  349                 883
Other Assets                                                    10,211              10,129
                                                              --------            --------
          Total Assets                                        $499,992            $435,272
                                                              ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
     Noninterest-Bearing                                      $ 35,232            $ 33,720
     Interest-Bearing (Note 8)                                 390,166             340,730
                                                              --------            --------
          Total Deposits                                       425,398             374,450

Borrowed Money:
     Federal Funds Purchased                                       230                   0
     Other Borrowed Money (Note 9)                              32,219              21,967
                                                              --------            --------
          Total Borrowed Money                                  32,449              21,967

Other Liabilities                                                3,681               3,844

Commitments and Contingencies (Note 11)
Stockholders' Equity:
     Common Stock, Par Value $1, Authorized 20,000,000
     shares, Issued 4,440,276 and 4,435,026 shares as of
     Sept 30, 2000 and December 31, 1999 respectively            4,440               4,435
Paid-In Capital                                                 21,603              21,537
Retained Earnings                                               13,333              10,767
Accumulated Other Comprehensive Income, Net of Tax                (912)             (1,728)
                                                              --------            --------
     Total Stockholders' Equity                                 38,464              35,011
                                                              --------            --------

     Total Liabilities and Stockholders' Equity               $499,992            $435,272
                                                              ========            ========


The accompanying notes are an integral part of these balance sheets.

                    COLONY BANKCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
               AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                              Three Months Ended                   Nine Months Ended
                                          09/30/00          09/30/99           09/30/00          09/30/99
                                         -----------       -----------        -----------     -----------
Interest Income:
     Loans, including fees               $     9,607       $     7,459        $    26,336     $    20,670
     Federal Funds Sold                          313               128                711             490
     Deposits with Other Banks                   115               100                440             329
     Investment Securities:
     U.S. Treasury & Federal Agencies            726               753              2,273           2,436
     State, County and Municipal                  83               109                275             325
     Other Investments                           111                38                201             152
                                         -----------       -----------        -----------     -----------
          Total Interest Income               10,955             8,587             30,236          24,402
                                         -----------       -----------        -----------     -----------

Interest Expense:
     Deposits                                  5,415             4,064             14,483          11,756
     Federal Funds Purchased                       7                 8                 16              14
     Other Borrowed Money                        536               330              1,404             779
                                         -----------       -----------        -----------     -----------
          Total Interest Expense               5,958             4,402             15,903          12,549
                                         -----------       -----------        -----------     -----------

Net Interest Income                            4,997             4,185             14,333          11,853
Provision for Loan Losses                        752               226              1,834             669
                                         -----------       -----------        -----------     -----------
Net Interest Income After Provision            4,245             3,959             12,499          11,184
                                         -----------       -----------        -----------     -----------

Noninterest Income:
     Service Charge on Deposits                  694               587              1,876           1,612
     Other Service Charges,
          Commissions & Fees                     128               102                383             348
     Other Income                                 71               103                316             395
                                         -----------       -----------        -----------     -----------
          Total Noninterest Income               893               792              2,575           2,355
                                         -----------       -----------        -----------     -----------

Noninterest Expense:
     Salaries and Employee Benefits            1,904             1,752              5,480           4,835
     Occupancy and Equipment                     646               487              1,732           1,439
     Other Operating Expenses                    855               976              2,628           2,692
     Security Transactions, Net                  494                 0                494               2
                                         -----------       -----------        -----------     -----------
          Total Noninterest Expense            3,899             3,215             10,334           8,968
                                         -----------       -----------        -----------     -----------

Income Before Income Taxes                     1,239             1,536              4,740           4,571
Income Taxes                                     400               473              1,543           1,399
                                         -----------       -----------        -----------     -----------
Net Income                               $       839       $     1,063        $     3,197     $     3,172
                                         ===========       ===========        ===========     ===========
Net Income Per Share of Common Stock
     Basic                               $      0.19       $      0.24        $      0.72     $      0.72
                                         ===========       ===========        ===========     ===========
     Diluted                             $      0.19       $      0.24        $      0.72     $      0.72
                                         ===========       ===========        ===========     ===========
Weighted Average Shares Outstanding        4,440,276         4,435,026          4,440,276       4,435,026
                                         ===========       ===========        ===========     ===========


The accompanying notes are an integral part of these statements.

                     COLONY BANKCORP INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
               AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                Three Months Ended                  Nine Months Ended
                                             09/30/2000      09/30/1999        09/30/2000        09/30/1999
                                            -----------     -----------       -----------       -----------
Net Income                                  $       839     $     1,063       $     3,197       $     3,172

Other Comprehensive Income,
     Net of Tax
Gains (Losses) on Securities,
     Arising During Year                            437            (311)              490            (1,190)
Reclassification Adjustment                         326               0               326                 1
                                            -----------     -----------       -----------       -----------

Unrealized Gains (Losses) on Securities             763            (311)              816            (1,189)
                                            -----------     -----------       -----------       -----------

Comprehensive Income                        $     1,602     $       752       $     4,013       $     1,983
                                            ===========     ===========       ===========       ===========


The accompanying notes are an integral part of these statements.

                    COLONY BANKCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                                2000              1999
                                                                ----              ----
CASH FLOW FROM OPERATING ACTIVITIES

Net Income (loss)                                          $   3,197         $   3,172
Adjustments to reconcile net income to net cash
     provided by operating activities:
     (Gain) loss on sale of investment securities                494                 2
Depreciation                                                     946               842
Provision for loan losses                                      1,834               669
Amortization of excess costs                                      40                36
Other prepaids, deferrals and accruals, net                   (1,253)             (209)
                                                           ---------         ---------
          Total Adjustments                                $   2,061         $   1,340
                                                           ---------         ---------
          Net cash provided by operating activities        $   5,258         $   4,512
                                                           ---------         ---------

CASH FLOW FROM INVESTING ACTIVITIES

Purchases of securities available for sale                  ($20,879)         ($32,193)
Proceeds from sales of securities available for sale          17,475             2,286
Proceeds from maturities, calls, and paydowns of
     investment securities:
          Available for Sale                                   2,999            34,926
          Held to Maturity                                       371               480
Decrease (Increase) in interest-bearing deposits in banks       (301)           (5,653)
(Increase) in loans                                          (63,073)          (60,739)
Purchase of premises and equipment                            (2,002)           (1,792)
                                                           ---------         ---------
          Net cash (used in) investing activities           ($65,410)         ($62,685)
                                                           ---------         ---------

CASH FLOW FROM FINANCING ACTIVITIES

Net (decrease) increase in deposits                        $  50,948         $  30,696
Proceeds from issuance of common stock                             0                 0
Federal funds purchased                                          230               750
Dividends paid                                                  (555)             (421)
Net (decrease) increase in other borrowed money               10,252             9,458
                                                           ---------         ---------
          Net cash provided by financing activities           60,875            40,483
                                                           ---------         ---------

Net increase (decrease) in cash and cash equivalents             723           (17,690)
Cash and cash equivalents at beginning of period              31,126            39,003
                                                           ---------         ---------
Cash and cash equivalents at end of period                 $  31,849         $  21,313
                                                           =========         =========


The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies
     ------------------------------------------

Basis of presentation

Colony Bankcorp, Inc. is a multi-bank holding company located in Fitzgerald, Georgia. The consolidated financial statements include the accounts of Colony Bankcorp, Inc. and its wholly-owned subsidiaries, The Bank of Fitzgerald, Fitzgerald, Georgia; Ashburn Bank, Ashburn, Georgia; Colony Bank Worth, Sylvester, Georgia; Colony Bank of Dodge County, Eastman, Georgia; Community Bank of Wilcox, Pitts, Georgia; Colony Bank Southeast, Broxton, Georgia (the Banks); and Colony Management Services, Inc., Fitzgerald, Georgia. All significant intercompany accounts have been eliminated in consolidation. The accounting and reporting policies of Colony Bankcorp, Inc. conform to generally accepted accounting principles and practices utilized in the commercial banking industry.

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

Securities available for sale are measured at fair value with unrealized gains and losses reported net of deferred taxes as a separate component of stockholders' equity. Fair value represents an approximation of realizable value as of September 30, 2000 and December 31, 1999. Realized and unrealized gains and losses are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

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

(2) Cash and Balances Due from Depository Institutions
------------------------------------------------------

Components of cash and balances due from depository institutions at September 30, 2000 and December 31, 1999 are as follows:

                                                 September 30, 2000  December 31, 1999
                                                 ------------------  -----------------
Cash on Hand and Cash Items                           $ 4,376            $ 7,502
Noninterest-Bearing Deposits with Other Banks           7,643              8,334
Interest-Bearing Deposits with Other Banks              7,015              6,714
                                                      -------            -------
                                                      $19,034            $22,550
                                                      =======            =======

(3) Investment Securities
-------------------------

Investment securities as of  September 30, 2000 are summarized as follows:

                                                        Gross            Gross
                                    Amortized      Unrealized       Unrealized           Fair
                                         Cost           Gains           Losses          Value
Securities Available for Sale

U.S. Government Agencies:
     Mortgage-Backed                  $12,828             $ 0            ($146)       $12,682
     Other                             33,542               0             (831)        32,711
State, County & Municipal               6,555               2              (91)         6,466
The Banker's Bank Stock                    50               0                0             50
Federal Home Loan Bank Stock            1,610               0                0          1,610
Marketable Equity Securities            1,130               0             (208)           922
Corporate Bonds                         8,511              21              (21)         8,511
                                      -------             ---          -------        -------
                                      $64,226             $23          ($1,297)       $62,952
                                      =======             ===          =======        =======

Securities Held to Maturity:
     State, County and Municipal      $   596             $ 0              ($7)       $   589
                                      =======             ===          =======        =======

The amortized cost and fair value of investment securities as of September 30, 2000 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                   Securities
                                              Available for Sale                 Held to Maturity
                                         Amortized Cost    Fair Value     Amortized  Cost    Fair Value
Due in One Year or Less                         $ 5,179       $ 5,158                $400          $400
Due After One Year Through Five Years            37,825        37,022                   0             0
Due After Five Years Through Ten Years            4,205         4,123                   0             0
Due After Ten Years                               1,399         1,385                 196           189
                                                -------       -------                ----          ----
                                                 48,608        47,688                 596           589

Federal Home Loan Bank Stock                      1,610         1,610                   0             0
The Banker's Bank Stock                              50            50                   0             0
Marketable Equity Securities                      1,130           922                   0             0
Mortgage-Backed Securities                       12,828        12,682                   0             0
                                                -------       -------                ----          ----
                                                $64,226       $62,952                $596          $589
                                                =======       =======                ====          ====

-------------------------------------

Investment securities as of December 31, 1999 are summarized as follows:

                                                      Gross         Gross
                                    Amortized    Unrealized    Unrealized          Fair
                                         Cost         Gains        Losses         Value
Securities Available for Sale:
U.S. Government Agencies:
     Mortgage-Backed Securities       $ 4,629            $0        ($139)       $ 4,490
     Other                             48,291             0       (1,955)        46,336
State, County & Municipal               8,826             3         (165)         8,664
The Banker's Bank Stock                    50             0            0             50
Federal Home Loan Bank Stock            1,426             0            0          1,426
Marketable Equity Securities            1,130             0         (240)           890
                                      -------            --      -------        -------
                                      $64,352            $3      ($2,499)       $61,856
                                      =======            ==      =======        =======

Securities Held to Maturity:
     State, County and Municipal      $   963            $0         ($26)       $   937
                                      =======            ==      =======        =======


Investment securities having a carry value approximating $33,870 and $28,318 as of September 30, 2000 and December 31, 1999, respectively, were pledged to secure public deposits and for other purposes.


(4) Loans
---------

The composition of loans as of September 30, 2000 and December 31, 1999 was as follows:

                                         September 30, 2000    December 31, 1999
                                         ------------------    -----------------
Commercial, Financial and Agricultural             $ 54,821             $ 42,595
Real Estate - Construction                            5,867                4,003
Real Estate - Farmland                               18,377               24,179
Real Estate - Other                                 224,143              185,663
Installment Loans to Individuals                     61,868               48,226
All Other Loans                                      13,436               10,775
                                                   --------             --------
                                                   $378,512             $315,441
                                                   ========             ========

Nonaccrual loans are loans for which principal and interest are doubtful of collection in accordance with original loan terms and for which accruals of interest have been discontinued due to payment delinquency. Nonaccrual loans totaled $4,521 and $5,334 as of September 30, 2000 and December 31, 1999, respectively. On September 30, 2000, the Company had 90 day past due loans with principal balances of $505 and restructured loans with principal balances of $219.

Colony Bankcorp, Inc. recognizes impaired loans as nonaccrual loans delinquent in excess of 120 days for which collateral values are insufficient to recover outstanding principal and interest under original loan terms. Impaired loan data as of December 31, 1999 was as follows:

                                        December 31, 1999
                                        -----------------

Total Investment in Impaired Loans          $ 885

Less Allowance for Impaired Loan Losses      (106)
                                           ------

Net Investment, December 31, 1999           $ 779
                                           ======

(5)  Allowance for Loan Losses
------------------------------

Transactions in the allowance for loan losses are summarized below for nine months ended September 30, 1999 as follows:

                                            Sept 30, 2000   Sept 30, 1999
                                            -------------   -------------

Balance, Beginning                                $ 4,682         $ 4,726
     Provision Charged to Operating Expenses        1,834             669
     Loans Charged Off                             (1,275)         (1,107)
     Loan Recoveries                                  193             370
                                                  -------         -------
Balance, Ending                                   $ 5,434         $ 4,658
                                                  =======         =======


(6)  Premises and Equipment
---------------------------

Premises and equipment are comprised of the following as of September 30, 2000 and December 31, 1999:

                                  Sept 30, 2000    December 31, 1999
                                  -------------    -----------------

Land                                    $ 1,867              $ 1,572
Building                                 10,705                9,841
Furniture, Fixtures and Equipment         8,466                7,775
Leasehold Improvements                      259                  327
Construction in Progress                    317                   96
                                        -------              -------
                                         21,614               19,611
                                        -------              -------

Accumulated Depreciation                 (7,668)              (6,764)
                                        -------              -------
                                        $13,946              $12,847
                                        =======              =======


Depreciation charged to operations totaled $946 and $842 for September 30, 2000 and September 30, 1999 respectively.

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

(8) Deposits
------------

Components of interest-bearing deposits as of September 30, 2000 and December 31, 1999 are as follows:

                                     Sept 30, 2000     December 31, 1999
                                     -------------     -----------------

Interest-Bearing Demand                   $ 65,658              $ 66,418
Savings                                     13,572                13,541
Time, $100,000 and Over                    109,807                90,460
Other Time                                 201,129               170,311
                                          --------              --------
                                          $390,166              $340,730
                                          ========              ========

The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $100,000, was approximately $94,096 and $81,129 as of September 30, 2000 and December 31, 1999, respectively.

As of September 30, 2000 and December 31, 1999, the scheduled maturities of certificates of deposits are as follows:

     Maturity                  September 30, 2000  December 31, 1999
     --------                  ------------------  -----------------
     One Year and Under                  $256,714           $210,238
     One to Three Years                    43,755             38,676
     Three Years and Over                  10,467             11,857
                                         --------           --------
                                         $310,936           $260,771
                                         ========           ========
(9)  Borrowed Money
     --------------

Borrowed money at September 30, 2000 and December 31, 1999 is summarized as follows:

                                        Sept 30, 2000    December 31, 1999
                                        -------------    -----------------
Federal Home Loan Bank Advances               $31,100              $20,700
First Port City Note Payable                      674                  674
The Banker's Bank Note Payable                    445                  593
                                              -------              -------
                                              $32,219              $21,967
                                              =======              =======

Advances from the Federal Home Loan Bank (FHLB) have maturities ranging from 2000 to 2008 and interest rates ranging from 5.40 percent to 6.98 percent. Of the balances outstanding at September 30, 2000, $2,000,000 is callable by the FHLB during 2000. Under the Blanket Agreement for Advances and Security Agreement with the FHLB, residential first mortgage loans are pledged as collateral for the FHLB advances outstanding.

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

The aggregate stated maturities of other borrowed money at September 30, 2000 are as follows:

          Year                     Amount
          ----                    -------
          2000                    $   161
          2001                     15,220
          2002                      4,856
          2003                      3,482
          2004 and Thereafter       8,500
                                  -------
                                  $32,219
                                  =======

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


(11) Commitments and Contingencies
----------------------------------

In the normal course of business, certain commitments and contingencies are incurred which are not reflected in the consolidated financial statements. Commitments under standby letters of credit to U.S. addresses approximate $1,991 as of September 30, 2000 and $1,705 as of December 31, 1999. Unfulfilled loan commitments as of September 30, 2000 and December 31, 1999 approximated $37,591 and $43,197 respectively. No losses are anticipated as a result of commitments and contingencies.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The amounts and ratios as defined in regulations are presented hereafter. Management believes, as of September 30, 2000, the Company meets all capital adequacy requirements to which it is subject and is classified as well capitalized under the regulatory framework for prompt corrective action. In the opinion of management, there are no conditions or events since prior notification of capital adequacy from the regulators that have changed the institution's category.


                                                                                           To Be Well Capitalized
                                                                    For Capital            Under Prompt Corrective
                                          Actual                 Adequacy Purposes            Action Provisions

                                   Amount        Ratio        Amount           Ratio         Amount           Ratio
As of September 30, 2000

Total Capital
     to Risk-Weighted Assets      $43,727       10.91%       $32,050           8.00%        $40,063          10.00%
Tier 1 Capital
     to Risk-Weighted Assets       38,714        9.66%        16,025           4.00%         24,038           6.00%
Tier 1 Capital
     to Average Assets             38,714        7.92%        19,551           4.00%         24,439           5.00%

As of December 31, 1999

Total Capital
     to Risk-Weighted Assets      $40,267       11.88%       $27,108           8.00%        $33,885          10.00%
Tier 1 Capital
     to Risk-Weighted Assets       36,026       10.63%        13,554           4.00%         20,331           6.00%
Tier 1 Capital
     to Average Assets             36,026        8.39%        17,176           4.00%         21,469           5.00%

(13) Financial Information of Colony Bankcorp, Inc. (Parent Only)
-----------------------------------------------------------------

The parent company's balance sheets as of September 30, 2000 and December 31, 1999 and the related statements of income and comprehensive income and cash flows are as follows:

                      COLONY BANKCORP, INC. (PARENT ONLY)
                                BALANCE SHEETS
           FOR PERIOD ENDED SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

ASSETS                                                     September 30, 2000   December 31, 1999
                                                           ------------------   -----------------
Cash                                                                  $    24             $   247
Investments in Subsidiaries at Equity                                  38,020              34,266
Other                                                                   1,360               1,448
                                                                      -------             -------
          Totals Assets                                               $39,404             $35,961
                                                                      =======             =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Dividends Payable                                                $   200             $   177
     Notes and Debentures Payable                                         674                 674
     Other                                                                 66                  99
                                                                      -------             -------
                                                                          940                 950
Stockholders' Equity
     Common Stock, Par Value $1; Authorized 20,000,000
     Shares, Issued 4,440,276 and 4,435,026 Shares
     as of September 30, 2000 and December 31, 1999
     Respectively                                                     $ 4,440             $ 4,435
Paid-In Capital                                                        21,603              21,537
Retained Earnings                                                      13,333              10,767
Accumulated Other Comprehensive Income, Net of Tax                       (912)             (1,728)
                                                                      -------             -------
          Total Stockholders' Equity                                   38,464              35,011
                                                                      -------             -------
          Total Liabilities and Stockholders' Equity                  $39,404             $35,961
                                                                      =======             =======

-----------------------------------------------------------------------------

                      COLONY BANKCORP, INC. (PARENT ONLY)
                 STATEMENT OF INCOME AND COMPREHENSIVE INCOME
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

                                                                 Sept 30, 2000   Sept 30, 1999
                                                                 -------------   -------------
Income                                                                  $1,656         $ 1,213
     Dividends from Subsidiaries                                             1               0
     Management Fees from Subsidiaries                                      53              65
                                                                        ------         -------
     Other                                                              $1,710         $ 1,278

Expenses                                                                    43              58
     Interest                                                               14             271
     Amortization                                                          584             302
                                                                        ------         -------
     Other                                                              $  641         $   631
                                                                        ------         -------

Income Before Taxes and Equity in Undistributed Earnings
          of Subsidiaries                                                1,069             647
     Income Tax (Benefits)                                                (190)           (192)
                                                                        ------         -------

Income Before Equity in Undistributed Earnings of Subsidiaries           1,259             839
     Equity in Undistributed Earnings of Subsidiaries                    1,938           2,333
                                                                        ------         -------

Net Income                                                               3,197           3,172

Other Comprehensive Income, Net of Tax
     Gains (losses) on Securities Arising During Year                      490          (1,190)
     Reclassification Adjustment                                           326               1
                                                                        ------         -------

     Unrealized Gains (Losses) in Securities                               816          (1,189)
                                                                        ------         -------

Comprehensive Income                                                    $4,013         $ 1,983
                                                                        ======         =======

-----------------------------------------------------------------------------

                      COLONY BANKCORP, INC. (PARENT ONLY)
                            STATEMENT OF CASH FLOWS
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

                                                             Sept 30, 2000     Sept 30, 1999
                                                             -------------     -------------
Cash Flows from Operating Activities
     Net Income                                                    $ 3,197           $ 3,172
     Adjustments to Reconcile Net Income to Net Cash
     Provided from Operating Activities
          Depreciation and Amortization                                 73                64
          Equity in Undistributed Earnings of Subsidiary            (1,938)           (2,333)
          Other                                                         (1)                8
                                                                   -------           -------
                                                                     1,331               911
Cash Flows from Investing Activities
     Capital Infusion in Subsidiary                                 (1,000)                0
     Purchase of Premises and Equipment                                  0               (25)
                                                                   -------           -------
                                                                    (1,000)              (25)
Cash Flows from Financing Activities
     Dividends Paid                                                   (554)             (421)
     Proceeds from Issuance of Common Stock                              0                 0
     Principal Payments on Notes and Debentures                          0                 0
     Proceeds from Notes and Debentures                                  0                 0
                                                                   -------           -------
                                                                      (554)             (421)

Increase (Decrease) in Cash and Cash Equivalents                      (223)              465
Cash and Cash Equivalents, Beginning                                   247               111
                                                                   -------           -------
Cash and Cash Equivalents, Ending                                  $    24           $   576
                                                                   =======           =======


(14) Common Stock Split
-----------------------

On February 16, 1999, a 100 percent stock split to be effected on September 30, 1999 in the form of a dividend was approved by the board.. Weighted average shares and per share data for all periods presented in the accompanying consolidated financial statements and related notes have been retroactively restated to reflect the additional shares outstanding resulting from the stock split.

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

(16)  Stock Grant Plan
----------------------

On February 16, 1999, a restricted stock grant plan was approved by the Board. The plan was adopted for the purpose of establishing incentives designed to recognize, reward and retain executive employees whose performance, contribution and skills are critical to the Company. The plan period commences February 16, 1999 and ends February 15, 2009 with the maximum number of shares subject to restricted stock awards being 22,175 shares (44,350 shares after the two-for-one stock split effective September 30, 1999). On January 3, 2000, the Company issued 5,250 shares under the stock grant plan to increase the total outstanding shares from 4,435,026 at December 31, 1999 to 4,440,276 at September 30, 2000.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATION


LIQUIDITY AND CAPITAL RESOURCES

Liquidity represents the ability to provide adequate sources of funds for funding loan commitments and investment activities, as well as the ability to provide sufficient funds to cover deposit withdrawals, payment of debt and financing of operations. These funds are obtained by converting assets to cash (representing primarily proceeds from collections on loans and maturities of investment securities) or by attracting new deposits. For the nine months ended September 30, 2000, the Company was successful in meeting its liquidity needs by increasing deposits 13.61% to $425,398,000 from deposits of $374,450,000 on December 31, 1999. Should the need arise, the Company also maintains relationships with several correspondent banks and the Federal Home Loan Bank that can provide funds on short notice.

The Company's liquidity position remained acceptable for the nine months ended September 30, 2000. Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, funds sold and investment securities) represented 25.38% of average deposits for nine months ended September 30, 2000 as compared to 29.59% of average deposits for nine months ended September 30, 1999 and 28.80% of average deposits for calendar year 1999. Average loans represented 88.08% of average deposits for nine months ended September 30, 2000 as compared to 81.20% for nine months ended September 30, 1999 and 82.35% for calendar year 1999. Average interest-bearing deposits were 82.43% of average earning assets for nine months ended September 30, 2000 as compared to 84.99% for nine months ended September 30, 1999 and 84.58% for calendar year 1999.

The Company satisfies most of its capital requirements through retained earnings. During the first three months of 2000, retained earnings provided $1,042,000 of increase in equity and the change in unrealized losses on securities available-for-sale, net of taxes resulted in equity capital increasing $42,000. Thus, total equity increased by a net amount of $1,084,000 for the three month period ended March 31, 2000. During the second quarter of 2000, retained earnings provided $950,000 of increase in equity and the change in unrealized losses on securities available-for-sale, net of taxes resulted in equity capital increasing $11,000. Thus, total equity increased by a net amount of $961,000 for the second quarter of 2000. During the third quarter of 2000, retained earnings provided $645,000 of increase in equity and the change in unrealized losses on securities available-for-sale, net of taxes resulted in equity increasing $763,000. Thus, total equity increased by a net amount of $1,408,000 for the third quarter 2000 and by a net amount of $3,453,00 for nine months ended September 30, 2000. This compares to growth in equity through retained earnings of $903,000, $918,000, and $908,000, respectively, for the first three quarters of 1999. Additionally, equity capital decreased by $246,000, $632,000 and $311,000, respectively, for the first three quarters of 1999 as a result of changes in unrealized losses on securities available-for-sale, net of taxes. Thus, total equity increased by a net amount of $657,000, $286,000 and $597,000, respectively, for the first three quarters of 1999, for a net change of $1,540,000 for the nine month period ended September 30, 1999. Total equity increased by a net amount of $1,914,000 for calendar year 1999.

At September 30, 2000, total capital of Colony amounted to approximately $38,464,000. At September 30, 2000 there were no outstanding commitments for capital expenditures.

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

Using the capital requirements presently in effect, the Tier I capital to risk-weighted assets at September 30, 2000 was 9.66% and total Tier 1 and 2 capital to risk-weighted assets was 10.91%. Both of these measures compare favorably with the regulatory minimums of 4% for Tier 1 and 8% for total risk-based capital. The Company's leverage ratio as of September 30, 2000 was 7.92% which exceeds the required leverage ratio standard of 4%.

For the first three quarters of 2000, the Company paid quarterly dividends of $0.04, $0.045 and $0.045 per share, respectively, or $0.13 for the first three
quarters of 2000.   The dividend payout ratio, defined as dividends per share
divided by net income per share, was 18.06% for nine months ended September 30, 2000. This compares to quarterly cash dividends of $0.03, $0.035 and $0.035, respectively, for the first three quarters of 1999, or $0.10 for the nine month period ended September 30, 1999. This results in a dividend payout ratio of 14.08% for the nine months ended September 30, 1999.

At September 30, 2000, management was not aware of any recommendations by regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources or operations. However, it is possible that examination by regulatory authorities in the future could precipitate additional loan charge-offs which could materially impact the Company's liquidity, capital resources and operations.

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

Net Income
----------

Net income for the three months ended September 30, 2000 was $839,000 as compared to $1,063,000 for the three months ended September 30, 1999, or a decrease of 21.07% while net income for the nine months ended September 30, 2000 was $3,197,000 as compared to $3,172,000 for the nine months ended September 30, 1999, or an increase of 0.79%. Third quarter 2000 and year to date 2000 net income was impacted due to management effecting an $18 million bond swap transaction during the third quarter that resulted in a loss on the sale of securities of $494,000 pretax ($326,000 after tax). The bond swap will allow the Company to reduce cash flow variability present in the existing portfolio, take advantage of interest rates that are near cyclical highs and extend the duration of the investment portfolio, thereby earing the higher yields presently available for an extended period of time into the future. Operating income, which excludes the loss on sale of securities was $1,165,000 for the quarter ended September 30, 2000 compared to $1,063,00 for the quarter a year ago, or an increase of 9.60%. Operating income for the nine month period ended September 30, 2000 was $3,523,000 or $0.79 per share as compared to $3,173,000 or $0.72 per share for the same period in 1999. This operating income increase of approximately 11.03% was achieved while the Company experienced additional overhead associated with its denovo branch expansions; however, the new offices are largely responsible for the $76 million asset growth from a year ago.

Net Interest Margin
-------------------

The net interest margin increased by 1 basis point to 4.39% in third quarter 2000 as compared to 4.38% in third quarter 1999 and increased by 8 basis points to 4.42% for nine months ended September 30, 2000 as compared to 4.34% for the same period in 1999. Net interest income increased 19.40% as third quarter 2000 net interest income was $4,997,000 compared to $4,185,000 for the same period in 1999 on an increase in average earning assets to $461,038,000 in third quarter 2000 from $386,529,000 in third quarter 1999. Net interest income increased by 20.92% to $14,333,000 for nine months ended September 30, 2000 from $11,853,000 for the same period in 1999 on an increase in average earning assets to $438,170,000 for the nine months ended September 30, 2000 from $369,920,000 for the same period in 1999. For the nine months ended September 30, 2000 compared to the same period in 1999, average loans increased by $71,122,000 or 25.57%, average funds sold increased by $2,805,000 or 22.90%, average investment securities decreased by $6,128,000 or 8.69%, and average interest-bearing deposits in other banks increased by $451,000 or 5.00%, resulting in a net increase in average earning assets of $68,250,000 or 18.45%.

The net increase in average earning assets was funded by a net increase in average deposits of 15.07% to $396,548,000 for nine months ended September 30, 2000 from $344,610,000 for the same period in 1999. Average interest-bearing deposits increased by 14.89% to $361,194,000 for nine months ended September 30, 2000 compared to $314,391,000 for nine months ended September 30, 1999, while average noninterest-bearing deposits represented 8.92% of average total deposits for nine months ended September 30, 2000, compared to 8.77% for the same period in 1999 and 8.79% for calendar year 1999.

Interest expense increased for the three months ended September 30, 2000 by $1,556,000 compared to the same period in 1999 and increased by $3,354,000 for the nine months ended September 30, 2000 compared to the same period in 1999. The increase in interest expense is primarily attributable to the Federal Reserve raising interest rates in late 1999 and the first half of 2000 and to the increase in average interest-bearing deposits to $361,194,000 for the nine months ended September 30, 2000 compared to $314,391,000 for the nine months ended September 30, 1999 and an increase in average borrowings to $28,923,000 for nine months ended September 30, 2000 compared to $17,011,000 for the nine months ended September 30, 1999. The combination of higher interest rates increasing the net interest margin with an increase in average earning assets resulted in an increase in net interest income of $812,000 for third quarter 2000 compared to the same period a year ago and an increase in net interest income of $2,480,000 for nine months ended September 30, 2000 compared to the same period a year ago.

Provision for Loan Losses
-------------------------

The allowance for loan losses represents a reserve for potential losses in the loan portfolio, The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans with a particular emphasis on non-accruing, past due and other loans that management believes requires attention.

The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at a level that management has determined to be adequate. The provision for loan losses was $752,000 for third quarter 2000 compared to $226,000 for third quarter 1999 and $1,834,000 for nine months ended September 30, 2000 compared to $669,000 for the same period in 1999. The increase in the provision for loan losses in both periods is attributable to maintaining adequate reserve levels given the significant increase in outstanding loans for the past twelve months. Net loan charge-offs represented 53.86% of the provision for loan losses in third quarter 2000 compared to (21.68%) in third quarter 1999. Net loan charge-offs represented 59.00% of the provision for loan losses in the nine month period ended September 30, 2000 compared to 110.01% of the provision for loan losses in the nine month period ended September 30, 1999. During the first nine months of 2000 and 1999, a net of $1,082,000 and $736,000, respectively, was charged-off. Net loan charge-offs for the nine months ended September 30, 2000 represented 0.31% of average loans outstanding compared to 0.26% for the nine months ended September 30, 1999. At September 30, 2000 the allowance for loan losses was 1.44% of total loans outstanding as compared to an allowance for loan losses of 1.49% at September 30, 1999 and 1.48% at December 31, 1999. The allowance for loan losses of 1.44% at September 30, 2000 provided coverage of 108.12% of nonperforming loans and 101.10% of nonperforming assets, compared to 73.89% and 65.41%, respectively, at September 30, 1999. The determination of the reserve rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management considers the September 30, 2000 allowance for loan losses adequate to cover potential losses in the loan portfolio.

Noninterest Income
------------------

Noninterest income consists primarily of service charges on deposit accounts. Service charges on deposit accounts amounted to $694,000 in third quarter 2000 compared to $587,000 in third quarter 1999, or an increase of 18.23% and amounted to $1,876,000 for nine months ended September 30, 2000 compared to $1,612,000 for the same period a year ago, or an increase of 16.38%. All other noninterest income decreased by $6,000 to $199,000 for third quarter 2000 from $205,000 for third quarter 1999 and all other noninterest income decreased by $44,000 to $699,000 for nine months ended September 30, 2000 from $743,000 for the same period in 1999. The primary decrease of other noninterest income results from the recovery of $94,000 in 1999 on a previously written down investment security at one of the subsidiary banks. There were no other significant variances in other noninterest income accounts during these time periods

Noninterest Expense
-------------------

Noninterest expense increased by 21.28% to $3,899,000 in third quarter 2000 from $3,215,000 for the same period a year ago and increased by 15.23% to $10,334,000 for nine months ended September 30, 2000 from $8,968,000 for the same period in
1999.   Salaries and employee benefits along with occupancy expense had significant increases due to new offices opened the past three years. Salaries and employee benefits increased 8.68% to $1,904,000 in third quarter 2000 compared to $1,752,000 for the same period in 1999 and increased 13.34% to $5,480,000 for nine months ended September 30, 2000 compared to $4,835,000 for the same period a year ago. Occupancy expense increased 32.65% to $646,000 for third quarter 2000 from $487,000 for the same period in 1999 and increased 20.36% to $1,732,000 for nine months ended September 30, 2000 from $1,439,000 for the same period a year ago. All other noninterest expense decreased 12.40% to $855,000 for third quarter 2000 from $976,000 for the same period a year ago and decreased 2.38% to $2,628,000 for nine months ended September 30, 2000 from $2,692,000 for the same period a year ago. Most significant to the increase in noninterest expense was the loss on sale of securities, net of $494,000 during the third quarter of 2000. Excluding this non-recurring expense, noninterest expense would have increased by 5.91% for third quarter 2000 compared to the same period in 1999 and increased by 9.75% for the nine month period ended September 30, 2000 compared to the same period in 1999. The bond swap which resulted in the $494,000 loss on the sale of securities will allow the Company to reduce cash flow variability present in the existing portfolio, take advantage of interest rates that are near cyclical highs and extend the duration of the investment portfolio, thereby earning the higher yields presently available for an extended period of time into the future.

Income Tax Expense
------------------

Income before taxes decreased by 19.34% to $1,239,000 in third quarter 2000 from $1,536,000 in third quarter 1999 and increased by 3.70% to $4,740,000 for nine months ended September 30, 2000 compared to $4,571,000 for the same period in 1999. Income tax as a percentage of income before taxes increased by 4.84% to 32.28% in third quarter 2000 compared to 30.79% in third quarter 1999 and increased by 6.34% to 32.55% for nine months ended September 30, 2000 compared to 30.61% for the same period in 1999. Income tax expense decreased 15.43% to $400,000 for third quarter 2000 compared to $473,000 for third quarter 1999 and increased 10.29% to $1,543,000 for nine months ended September 30, 2000 compared to $1,399,000 for the same period a year ago.

Future Outlook
--------------

Colony is an emerging company operating in an industry filled with non-regulated competitors and a rapid pace of consolidation. 2000 brings with it new opportunities for growth in our existing markets, as well as opportunities to expand into new markets through acquisitions and branching. Colony completed the acquisition of Georgia First Mortgage Company during first quarter 2000 to expand its mortgage opportunities. Colony opened its Moultrie office in August, 2000 and will open the Soperton office during the fourth quarter of 2000 and has targeted a new office to be located in Lee County for 2001. Colony Management Services, Inc. continues to stay abreast of technology changes and its back-office consolidation effort will allow for continued reduction in overhead, while allowing the Company to better serve our customers through improved customer data resources and state-of-the-art technological services.


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


Liquidity
---------

The Company's goals with respect to liquidity are to ensure that sufficient funds are available to meet current operating requirements and to provide reserves against unforeseen liquidity requirements. Management continuously reviews the Company's liquidity position, which is maintained on a basis consistent with established internal guidelines and the tests and reviews of the various regulatory authorities. The Company's primary liquidity sources at September 30, 2000 included cash, due from banks, federal funds and short-term investment securities. The Company also has the ability, on a short-term basis, to borrow funds from the Federal Reserve System and to invest in Federal Funds Sold from other financial institutions. The mix of asset maturities contributes to the company's overall liquidity position.

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

BUSINESS

General

The Company was organized in 1983 as a bank holding company through the merger of The Bank of Fitzgerald with a subsidiary of the Company. Since that time, The Bank of Fitzgerald, which was formed by principals of Colony Bankcorp, Inc. in 1976, has operated as wholly-owned subsidiary of the Company. In April 1984, Colony Bankcorp, Inc. acquired Community Bank of Wilcox, and in November 1984, Ashburn Bank became a wholly-owned subsidiary of Colony Bankcorp, Inc. Colony Bankcorp, Inc. continued its growth with the acquisition of Colony Bank of Dodge County in September 1985. In August 1991, Colony Bankcorp, Inc. acquired Colony Bank Worth. In November 1996, Colony Bankcorp, Inc. acquired Colony Bank Southeast and in November, 1996 formed a non-bank subsidiary Colony Management Services, Inc.

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

On April 2, 1998, the Company was listed on Nasdaq National Market. The Company's common stock trades on the Nasdaq Stock Market under the symbol "CBAN". The Company presently has 921 shareholders of record as of September 30, 2000. "The Nasdaq Stock Market" or "Nasdaq" is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting and order execution systems. This market also provides specialized automation services for screen-based negotiations of transactions, on-line comparison of transactions, and a range of informational services tailored to the needs of the securities industry, investors and issuers. The Nasdaq Stock Market is operated by The Nasdaq Stock Market, Inc., a wholly-owned subsidiary of the National Association of Securities Dealers, Inc.



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

A.   Exhibits - None

B. There have been no reports filed on Form 8-K for the quarter ended September 30, 2000.

                                   SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                COLONY BANKCORP, INC.


November 6, 2000                 /s/ James D. Minix
-----------------------         ------------------------------------------------
Date                            James D. Minix, President and
                                Chief Executive Officer

                                /s/ Terry L. Hester
                                -----------------------------------------------
                                Terry L. Hester, Executive Vice President and Chief Financial Officer