Form 10-K405
period 2000-12-31
COLONY BANKCORP INC
filed 2001-03-30
CIK 711669

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934
          (Fee Required)

For the Fiscal Year Ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
          (No Fee Required)

For the Transition Period from ____________ to ______________

Commission File Number 0-12436
                       ---------------------------------------------------------

                             COLONY BANKCORP, INC.
--------------------------------------------------------------------------------
              (Exact Name of Registrant Specified in its Charter)

             GEORGIA                                         58-1492391
---------------------------------                   ----------------------------
   State or Other Jurisdiction                            (I.R.S. Employer
of Incorporation or Organization                         Identification No.)

115 SOUTH GRANT STREET, FITZGERALD, GEORGIA                              31750
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's Telephone Number Including Area Code (912) 426-6000
                                                  ------------------------------

Securities Registered Pursuant to Section 12(b) of the  Act:

        Title of Each Class            Name of Each Exchange on Which Registered

              NONE
--------------------------------       -----------------------------------------
          Securities Registered Pursuant to Section 12(g) of the Act:

     COMMON STOCK,  $1.00 PAR VALUE
--------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes No

     Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 19, 2001.

             Common Stock, par value $1.00 per share - $51,123,549

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 19, 2001.

          Common Stock, par value $1.00 per share - 4,445,526 shares

                       DOCUMENTS INCORPORATED BY REFERENCE


      Location in Form 10-K                    Incorporated Document
------------------------------      --------------------------------------------
Part I

Item 3 - Legal Proceedings          Page 11 of the Company's Definitive Proxy
                                    Statement dated March 23, 2001, in
                                    connection with its Annual Meeting to be held on April 24, 2001.

Part III

Item 10 - Directors, Executive      Pages 3, 4 and 5 of the Company's Definitive
Officers, Promoters and Control     Proxy Statement dated March 23, 2001, in
Persons; Compliance with            connection with its Annual Meeting to be
Section 16(a) of the  Exchange      held on April 24, 2001.
Act

Item 11 - Executive Compensation   Pages 6, 8, 9, 10, 11 and 12 of the Company's
                                   Definitive Proxy Statement dated March 23,
                                   2001, in connection with its Annual Meeting to be held on April 24, 2001.

Item 12 - Security Ownership of    Beneficial Owners Pages 7 and 8 of the
Certainand Management              Company's Definitive Proxy Statement dated
                                   March 23, 2001, in connection with its Annual
                                   Meeting to be held on April 24, 2001.

Item 13 - Certain Relationships   Page 11 of the Company's Definitive Proxy
and Related Transactions          Statement dated March 23, 2001 in connection
                                  with its Annual Meeting to be held on April
                                  24, 2001.

Part I
Item 1
BUSINESS OF THE COMPANY AND SUBSIDIARY BANKS

                             COLONY BANKCORP, INC.

Colony Bankcorp, Inc. (the "Company" or "Colony") is a Georgia business corporation which was incorporated on November 8, 1982. The Company was organized for the purpose of operating as a bank-holding company under the Federal Bank-Holding Company Act of 1956, as amended, and the bank-holding company laws of Georgia (Georgia Laws 1976, p. 168, et. seq.). On July 22, 1983, the Company, after obtaining the requisite regulatory approvals, acquired 100 percent of the issued and outstanding common stock of Colony Bank of Fitzgerald (formerly The Bank of Fitzgerald), Fitzgerald, Georgia, through the merger of the Bank with a subsidiary of the Company which was created for the purpose of organizing the Bank into a one-bank holding company. Since that time, Colony Bank of Fitzgerald has operated as a wholly-owned subsidiary of the Company.

On April 30, 1984, Colony, with the prior approval of the Federal Reserve Bank of Atlanta and the Georgia Department of Banking and Finance, acquired 100 percent of the issued and outstanding common stock of Colony Bank Wilcox (formerly Community Bank of Wilcox and Pitts Banking Company), Pitts, Wilcox County, Georgia. As part of that transaction, Colony issued an additional 17,872 shares of its $10.00 par value common stock, all of which was exchanged with the holders of shares of common stock of Pitts Banking Company for 100 percent of the 250 issued and outstanding shares of common stock of Pitts Banking Company. Since the date of acquisition, the Bank has operated as a wholly-owned subsidiary of the Company.

On November 1, 1984, after obtaining the requisite regulatory approvals, Colony acquired 100 percent of the issued and outstanding common stock of Colony Bank Ashburn (formerly Ashburn Bank), Ashburn, Turner County, Georgia, for a combination of cash and interest-bearing promissory notes. Since the date of acquisition, Colony Bank Ashburn has operated as a wholly-owned subsidiary of the Company.

On September 30, 1985, after obtaining the requisite regulatory approvals, the Company acquired 100 percent of the issued and outstanding common stock of Colony Bank of Dodge County (formerly The Bank of Dodge County), Chester, Dodge County, Georgia. The stock was acquired in exchange for the issuance of 3,500 shares of common stock of Colony. Since the date of its acquisition, Colony Bank of Dodge County has operated as a wholly-owned subsidiary of the Company.

Effective July 31, 1991, the Company acquired all of the outstanding common stock of Colony Bank Worth (formerly Worth Federal Savings and Loan Association and Bank of Worth) in exchange for cash and 7,661 of the Company's common stock for an aggregate purchase price of approximately $718,000. Colony Bank Worth has operated as a wholly-owned subsidiary of the Company.

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

On March 2, 2000, Colony Bank Ashburn purchased the capital stock of Georgia First Mortgage Company in a business combination accounted for as a purchase. The purchase price of $346,725 was the fair value of the net assets of Georgia First Mortgage at the date of purchase. Georgia First Mortgage is primarily engaged in residential real estate mortgage lending in the state of Georgia.

The Company conducts all of its operations through its bank subsidiaries. A brief description of each Bank's history and business operations is discussed below.


                           COLONY BANK OF FITZGERALD

History and Business of the Bank

Colony Bank of Fitzgerald is a state banking institution chartered under the laws of Georgia on November 10, 1975. Since opening on April 15, 1976, the Bank has continued a general banking business and presently serves its customers from two locations, the main office in Fitzgerald, Georgia at 302 South Main Street and a full-service branch located on Highway 129 South.

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

Colony Bank of Fitzgerald acts as an agent for Visa Card and MasterCard through The Bankers Bank which allows merchants to accept Visa Card and MasterCard and deposit the charge tickets in their accounts with the Bank.

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

A history of the Bank's financial position for fiscal years ended 2000, 1999 and 1998 is as follows:

                                       2000           1999           1998
                                   ------------   ------------   ------------

Total Assets                       $113,939,142   $110,339,062   $100,903,605
Total Deposits                       93,345,535     92,363,903     87,756,795
Total Stockholders' Equity           10,878,703      9,848,839      9,593,148
Net Income                            1,684,450      1,724,382      1,665,050

Number of Issued and Outstanding

  Shares                                 90,000         90,000         90,000
Book Value Per Share               $     120.87   $     109.43   $     106.59
Net Income Per Share                      18.72          19.16          18.50

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

Correspondents

As of December 31, 2000, the Bank had correspondent relationships with two other banks. The Bank's principal correspondent is The Bankers Bank located in Atlanta, Georgia. These correspondent banks provide certain services to the Bank such as investing its excess funds, processing checks and other items, buying and selling federal funds, handling money fund transfers and exchanges, shipping coins and currency, providing security and safekeeping of funds and other valuable items, handling loan participations and furnishing management investment advice on the Bank's securities portfolio.

Item 1

                              COLONY BANK ASHBURN

History and Business of the Bank

Colony Bank Ashburn was chartered as a state commercial bank in 1900 and currently operates under the Financial Institutions Code of Georgia. The Bank's deposits are insured up to $100,000 per account by the Federal Deposit Insurance Corporation. The Bank conducts business at the offices located at 515 East Washington and 416 East Washington in Ashburn, Turner County, Georgia, 1553 U.
S. Highway 19 South in Lee County, Georgia, 137 Robert B. Lee Drive in Leesburg, Lee County, Georgia and 1031 24th Ave., E., Cordele, Georgia. The offices in Leesburg and Cordele operate under the name Colony Bank. The Bank's business largely consists of (1) the acceptance of demand, savings and time deposits; (2) the making of loans to consumers, business and other institutions; (3) investment of excess funds and sale of federal funds, U.S. Treasury obligations and state, county and municipal bonds; (4) investment services through PRIMEVEST Financial Services; and (5) internet online banking. The Bank does little mortgage lending and it does not offer trust services. It acts as an agent for Visa Card and MasterCard through The Bankers Bank.

A history of the Bank's financial position for fiscal years ended 2000, 1999 and 1998 is as follows:

                                       2000           1999           1998
                                   ------------   ------------   ------------

Total Assets                       $182,183,214   $143,863,554   $114,402,843
Total Deposits                      162,798,006    123,360,686     98,435,652
Total Stockholders' Equity           11,916,668     10,236,521      9,638,318
Net Income                            1,585,150      1,427,273      1,403,712

Number of Issued and Outstanding

  Shares                                 50,000         50,000         50,000
Book Value Per Share               $     238.33   $     204.73   $     192.77
Net Income Per Share                      31.70          28.55          28.07

Banking Facilities

The Bank's main office is located at 515 East Washington Street in Ashburn and consists of a building of approximately 13,000 square feet of office and banking space with an adjacent parking lot. A branch facility is located across the street from the main office and consists of a single story building with approximately 850 square feet and is operated with three drive-in windows. During 1996, the Bank entered into a 5-year lease agreement with Winn-Dixie Stores, Inc. to operate a retail banking facility at Winn Dixie's Lee County location. The office consists of 350 square feet and includes 3 teller positions, a new accounts area and a private office. The Bank opened a second Lee County office in October 1998. This full service facility, located within the city limits of Leesburg, consists of a two story brick building of approximately 5,000 square feet and includes three drive-in lanes. A fourth branch office opened in Cordele, Crisp County, Georgia on October 4, 1999. The new full-service branch facility consists of approximately 5,500 square feet, with four drive-in lanes and one automated teller machine. As a result of the purchase of Georgia First Mortgage Company, the Bank has a mortgage lending office at 616 North Westover Blvd., Albany, Dougherty County, Georgia. All occupied premises, with the exception of the Lee County Winn Dixie and the Albany locations, are owned by the Bank.

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

Correspondents

Colony Bank Ashburn has correspondent relationships with the following banks:
The Bankers Bank in Atlanta, Georgia; SunTrust Bank, N.A. in Atlanta, Georgia; Colony Bank of Fitzgerald in Fitzgerald, Georgia; AMSouth Bank of Alabama in Birmingham, Alabama; and the Federal Home Loan Bank in Atlanta, Georgia. The correspondent relationships facilitate the transactions of business by means of loans, letters of credit, acceptances, collections, exchange services and data processing. As compensation for these services, the Bank maintains balances with its correspondents in noninterest-bearing accounts.


                              COLONY BANK WILCOX

History and Business of the Bank

The Bank was chartered on June 2, 1906 under the name "Pitts Banking Company." The name of the Bank subsequently was changed to Community Bank of Wilcox on June 1, 1991 and then to Colony Bank Wilcox in 2000. The Bank currently operates under the Financial Institutions Code of Georgia. The Bank's deposits are insured up to $100,000 per account by the Federal Deposit Insurance Corporation. The Bank conducts business at locations in Pitts and Rochelle in Wilcox County, Georgia. The Bank's business consists of: (1) the acceptance of demand, savings and time deposits; (2) the making of loans to consumers, business and other institutions; (3) investment of excess funds and sale of federal funds, U.S. Treasury obligations and state, county and municipal bonds; and (4) certain other miscellaneous financial services usually handled for customers by commercial banks. The Bank does little mortgage lending and it does not offer trust services.

A history of the Bank's financial position for fiscal years ended 2000, 1999 and 1998 is as follows:

                                        2000          1999          1998
                                     -----------   -----------   -----------

Total Assets                         $34,194,626   $29,583,143   $28,075,187
Total Deposits                        29,707,328    25,452,369    24,024,259
Total Stockholders' Equity             2,827,859     2,494,864     2,431,843
Net Income                               380,562       330,504       288,897

Number of Issued and Outstanding
  Shares                                     250           250           250
Book Value Per Share                 $ 11,311.00   $  9,979.46   $  9,727.37
Net Income Per Share                    1,522.25      1,322.02      1,155.59

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

                           COLONY BANK OF DODGE COUNTY

History and Business of the Bank

The Bank was chartered on June 14, 1966 under the name "Bank of Chester." The name of the Bank subsequently was changed to The Bank of Dodge County on April 15, 1983 and then to Colony Bank of Dodge County in 2000. The Bank currently operates under the Financial Institutions Code of Georgia. The Bank's deposits are insured up to $100,000 per account by the Federal Deposit Insurance Corporation. The Bank's business consists of: (1) the acceptance of demand, savings and time deposits; (2) the making of loans to consumers, business and other institutions; (3) investment of excess funds in the sale of federal funds, U.S. Treasury obligations and state, county and municipal bonds; and (4) certain other miscellaneous financial services usually handled for customers by commercial banks. The Bank does little mortgage lending and it does not offer trust services.

A history of the Bank's financial position for fiscal years ended 2000, 1999 and 1998 is as follows:

                                         2000          1999          1998
                                     -----------   -----------   -----------

Total Assets                         $50,553,863   $45,344,816   $45,353,965
Total Deposits                        43,984,777    41,211,472    41,464,683
Total Stockholders' Equity             4,100,184     3,763,451     3,555,744
Net Income                               452,381       531,394       382,605

Number of Issued and Outstanding
  Shares                                   1,750         1,750         1,750
Book Value Per Share                 $  2,343.00   $  2,150.54   $  2,031.85
Net Income Per Share                      258.50        303.65        218.63

Banking Facilities

The Bank's main office is located at 600 Oak Street in Eastman, Dodge County, Georgia and consists of a building of approximately 11,000 square feet of office and banking space with an adjacent parking lot and is operated with three drive-in windows. The branch facility is located in Chester, Dodge County, Georgia and consists of a building with approximately 2,700 square feet of office and banking space and an adjacent parking lot. A second branch was opened during 2000 in Soperton, Treutlen County, Georgia at 310 Main Street. The branch has approximately 1,600 square feet of banking and office space with 3 walk-up teller units and 2 drive-in windows. The Bank owns all of the premises which it occupies.

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


                                COLONY BANK WORTH

Colony Bank Worth operated as a savings and loan stock association until it was acquired by the Company on July 31, 1991 at which time the association changed its name to Bank of Worth (subsequently named Colony Bank Worth) and became a state-chartered commercial bank. The Bank conducts business at its offices located at 402 West Franklin Street, Sylvester, Worth County, Georgia, 605 West Second Street, Tifton, Tift County, Georgia and 621 East By-Pass, NE, Moultrie, Colquitt County, Georgia. The Bank's business consists of: (1) the acceptance of demand, savings and time deposits; (2) the making of loans to consumers, businesses and other institutions; (3) investment of excess funds and sale of federal funds, U.S. Treasury obligations and state, county and municipal bonds; and (4) certain other miscellaneous financial services usually handled for customers by commercial banks. The Bank's deposits are insured up to $100,000 per account by the Federal Deposit Insurance Corporation. The Bank's loan portfolio is heavily concentrated in mortgage loans due to the fact that it was previously a savings and loan. The Bank does not offer trust services. It acts as an agent for Visa Card and MasterCard through The Bankers Bank.

A history of the Bank's financial position for fiscal years ended 2000, 1999 and 1998 is as follows:

                                          2000         1999           1998
                                      -----------   -----------   -----------

Total Assets                          $75,374,448   $57,828,759   $55,396,303
Total Deposits                         66,833,730    53,154,868    51,076,265
Total Stockholders' Equity              5,424,739     4,298,618     3,969,437
Net Income                                501,784       500,710       454,744

Number of Issued and Outstanding
  Shares                                   95,790        95,790        95,790
Book Value Per Share                  $     56.63   $     44.88   $     41.44
Net Income Per Share                         5.24          5.23          4.75

Banking Facilities

The Bank's main office is housed in a building located in Sylvester, Georgia. The building, which is owned by the Bank, consists of approximately 13,000 square feet, a drive-in window and an adjacent parking lot. On June 15, 1998, the Bank opened a branch office at 605 West Second Street, Tifton, Georgia. The office is a single story building of approximately 2,300 square feet with one attached drive-in window. A second branch office opened in 2000 in Moultrie, Colquitt County, Georgia. This branch building of approximately 5,000 square feet includes 3 walk-up teller units and 4 drive-in windows.

Competition

The banking business in Worth County, Tift County and Colquitt County is highly competitive. The Bank competes primarily with two other commercial banks operating in Worth County, six other commercial banks in Tift County and six other commercial banks in Colquitt County. Additionally, the Bank competes with credit unions of employers located in the area and, to a lesser extent, insurance companies and governmental agencies. The banking industry is also experiencing increasing competition for deposits from less traditional sources such as money market and mutual funds.

Correspondents

As of December 31, 2000, the Bank had correspondent relationships with five other banks. The Bank's principal correspondent is The Bankers Bank located in Atlanta, Georgia. These correspondent banks provide certain services to the Bank such as investing its excess funds, processing checks and other items, buying and selling federal funds, handling money fund transfers and exchanges, shipping coins and currency, providing security and safekeeping of funds and other valuable items, handling loan participations and furnishing management investment advice on the Bank's securities portfolio.


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

The Bank serves the residents of Coffee County, Georgia, which has a population of approximately 32,000.

A history of the Bank's financial position for fiscal years ended 2000, 1999 and 1998 is as follows:

                                          2000         1999           1998
                                      -----------   -----------   -----------

Total Assets                          $61,632,999   $46,012,865   $34,925,063
Total Deposits                         53,591,006    39,249,813    28,405,278
Total Stockholders' Equity              4,569,285     3,434,884     3,308,576
Net Income                                485,523       210,807        59,204

Number of Issued and Outstanding

  Shares                                   50,730        50,730        50,730
Book Value Per Share                  $     90.07   $     67.71   $     65.22
Net Income Per Share                         9.57          4.16          1.17

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

Competition

The banking business in Coffee County is highly competitive. Colony Bank Southeast competes with nine other banks and one credit union in Douglas, Georgia. The banking industry is also experiencing increased competition for deposits from less traditional sources such as money market and mutual funds.

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

                                   EMPLOYEES

As of December 31, 2000, Colony Bankcorp, Inc. and its subsidiaries employed 189 full-time employees and 26 part-time employees. Colony considers its relationship with its employees to be excellent.

The subsidiary banks have noncontributory profit-sharing plans covering all employees subject to certain minimum age and service requirements. All Banks made contributions for all eligible employees in 2000. In addition, Colony Bankcorp, Inc. and its subsidiaries maintain a comprehensive employee benefit program providing, among other benefits, hospitalization, major medical insurance and life insurance. Management considers these benefits to be competitive with those offered by other financial institutions in south Georgia. Colony's employees are not represented by any collective bargaining group.

                          SUPERVISION AND REGULATION

Bank holding companies and banks are regulated under both federal and state law. The following is a brief summary of certain statutes and rules and regulations affecting the Company, the Banks, and to a more limited extent, the Company's subsidiaries.

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

In addition, the Federal Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (1) acquiring direct or indirect ownership or control of more than 5 percent of the voting shares of any bank; (2) acquiring all or substantially all of the assets of a bank; and (3) merging or consolidating with another bank holding company.

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

At December 31, 2000, Colony exceeded the minimum Tier 1, risk-based and leverage ratios. The table which follows sets forth certain capital information for the Company as of December 31, 2000.

CAPITAL ADEQUACY
($ in Thousands)

                                                           December 31, 2000
                                                        ----------------------
                                                           Amount     Percent
                                                        -----------  ---------
Leverage Ratio
  Actual                                                $39,817,428    7.80%
  Minimum Required (1)                                   20,397,120    4.00%

Risked-Based Capital:

Tier 1 Capital
  Actual                                                 39,817,428    9.63%
  Minimum Required                                       16,534,020    4.00%

Total Capital
  Actual                                                 44,990,413   10.88%
  Minimum Required                                       33,068,040    8.00%

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

While the Riegle-Neal Act precludes a state from entirely insulating its banks from acquisition by an out-of-state holding company, a state may still provide that a bank may not be acquired by an out-of-state company unless the bank has been in existence for a specified number of years, not to exceed five years. Additionally, the Federal Reserve is directed not to approve an application for the acquisition of a bank across state lines if: (i) the applicant bank holding company, including all affiliated insured depository institutions, controls or after the acquisition would control, more than ten (10) percent of the total amount of deposits of all insured depository institutions in the United States (the "ten percent concentration limit") or (ii) the acquisition would result in the holding company controlling thirty (30) percent or more of the total deposits of insured depository institutions in any state in which the holding company controlled a bank or branch immediately prior to the acquisition (the "thirty percent concentration limit"). States may waive the thirty percent concentration limit, or may make the limits more or less restrictive, so long as they do not discriminate against out-of-state bank holding companies.

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

Effective October 1, 1998, the FDIC amended its risk-based and leverage capital rules as follows: (1) all servicing assets and purchase credit card relationships ("PCCRs") that are included in capital are each subject to a ninety (90) percent of fair value limitation (also known as a "ten (10) percent haircut"); (2) the aggregate amount of all servicing assets and PCCRs included in capital cannot exceed 100 percent of Tier I capital; (3) the aggregate amount of nonmortgage servicing assets ("NMSAs") and PCCRS included in capital cannot exceed 25 percent of Tier 1 capital; and (4) all other intangible assets (other than qualifying PCCRS) must be deducted from Tier 1 capital.

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

To arrive at risk-based assessments, the FDIC places each bank in one of nine risk categories using a two-step process based on capital ratios and on other relevant information. Each bank is assigned to one of three groups: (i) well capitalized, (ii) adequately capitalized, or (iii) under capitalized, based on its capital ratios. The FDIC also assigned each bank to one of three subgroups based upon an evaluation of the risk posed by the bank. The three subgroups include (i) banks that are financially sound with only a few minor weaknesses,
(ii) banks with weaknesses which, if not corrected, could result in significant deterioration of the bank and increased risk to the BIF, and (iii) those banks that pose a substantial probability of loss to the BIF unless corrective action is taken. FDICIA imposes progressively more restrictive constraints on operations management and capital distributions depending on the category in which an institution is classified. As of December 31, 2000, the Banks met the definition of "well capitalized" institutions and will be assessed accordingly for 2000.

Under FDICIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

                          COMMUNITY REINVESTMENT ACT

The Company and the Banks are subject to the provisions of the Community Reinvestment Act of 1977, as amended (the "CRA") and the federal banking agencies' regulations issued thereunder. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with its safe and sound operation to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA.

The CRA requires a depository institution's primary federal regulator, in connection with its examination of the institution, to assess the institution's record of assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency's assessment of the institution's record is made available to the public. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application.

The evaluation system used to judge an institution's CRA performance consists of three tests: (1) a lending test; (2) an investment test; and (3) a service test. Each of these tests will be applied by the institution's primary federal regulator taking into account such factors as: (i) demographic data about the community; (ii) the institution's capacity and constraints; (iii) the institution's product offerings and business strategy; and (iv) data on the prior performance of the institution and similarly-situated lenders.

In addition, a financial institution will have the option of having its CRA performance evaluated based on a strategic plan of up to five years in length that it had developed in cooperation with local community groups. In order to be rated under a strategic plan, the institution will be required to obtain the prior approval of its federal regulator.

The interagency CRA regulations provide that an institution evaluated under a given test will receive one of five ratings for the test: (1) outstanding; (2) high satisfactory; (3) low satisfactory; (4) needs to improve; and (5) substantial noncompliance. An institution will receive a certain number of points for its rating on each test, and the points are combined to produce an overall composite rating. Evidence of discriminatory or other illegal credit practices would adversely affect an institution's overall rating. Each of Colony's subsidiary banks received a "high satisfactory" CRA rating as a result of their last CRA examination.

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

Item 3
LEGAL PROCEEDINGS

Incorporated herein by reference to page 11 of the Company's Definitive Proxy Statement for Annual Meeting of Stockholders to be Held April 24, 2001, filed with the Securities and Exchange Commission on March 7, 2001 (File No. 000-12436).

Item 4
SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

No matters were submitted to a vote of the Registrant's stockholders during the fourth quarter of 2000.

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

                                                                    Dividend
 Year Ended December 31, 2000        High       Low      Close      Per Share
------------------------------      ------     -----    -------    -----------

Fourth Quarter                       $11.75    $9.38    $10.00      $0.060
Third Quarter                         11.63     9.50     10.00       0.045
Second Quarter                        12.50     7.94     12.00       0.045
First Quarter                         14.50    10.50     11.96       0.040

 Year Ended December 31, 1999
------------------------------

Fourth Quarter                        14.75    11.50     13.50       0.040
Third Quarter                         13.38    11.94     11.94       0.035
Second Quarter                        14.63    12.00     12.00       0.035
First Quarter                         15.00    11.25     13.50       0.030

On February 18, 1997, the Company's Board of Directors approved a 50 percent stock split effected in the form of a stock dividend payable to shareholders of record on July 1, 1997. On February 16, 1999, a 100 percent stock split effected in the form of a stock dividend payable to shareholders of record on March 31, 1999 was approved by the Board. All share and per share information in this report has been restated to give retroactive effect to these splits. The Registrant paid cash dividends on its common stock of $843,653 or $0.190 per share and $620,905 or $0.140 per share in 2000 and 1999, respectively. The Company's Board of Directors approved a reduction in the par value of common stock on February 16, 1999. Par value was reduced from $10 to $1 per share.

As of December 31, 2000, the Company had approximately 1,056 shareholders of record.

Item 6

SELECTED FINANCIAL DATA

                                                                              Year Ended December 31,
                                                    ---------------------------------------------------------------------------
                                                        2000           1999             1998            1997           1996
                                                    ---------------------------------------------------------------------------
                                                                      (Dollars in Thousands, except per share data)
Selected Balance Sheet Data:
  Total Assets..................................... $   519,903    $    435,272    $    381,348    $    342,947    $    319,540
  Total Loans......................................     388,003         315,435         252,864         234,288         206,863
  Total Deposits...................................     450,012         374,450         330,746         298,162         285,676
  Investment Securities............................      70,515          62,819          71,798          56,915          63,378
  Stockholders' Equity.............................      40,210          35,011          33,096          28,821          25,591
Selected Income Statement Data:
  Interest Income..................................      41,758          33,260          30,653          28,777          26,525
  Interest Expense.................................      22,265          17,114          15,521          13,992          13,158
                                                    -----------    ------------    ------------    ------------    ------------
    Net Interest Income............................      19,493          16,146          15,132          14,785          13,367
  Provision for Loan Losses........................       2,280           1,166           1,157           1,489           2,195
  Other Income.....................................       3,491           3,119           2,659           2,528           2,649
  Other Expense....................................      14,004          12,017          11,090          10,601           9,569
                                                    -----------    ------------    ------------    ------------    ------------
  Income Before Tax................................       6,700           6,082           5,544           5,223           4,252
  Income Tax Expense...............................       2,187           1,902           1,692           1,605           1,319
                                                    -----------    ------------    ------------    ------------    ------------
    Net Income..................................... $     4,513    $      4,180    $      3,852    $      3,618    $      2,933
                                                    ===========    ============    ============    ============    ============

Per Share Data: (a)................................ $      1.02    $       0.94    $       0.87    $       0.83    $       0.68
  Net Income (Diluted).............................        9.06            7.89            7.48            6.63            5.89
  Book Value.......................................        8.96            7.85            7.43            6.58            5.83
  Tangible Book Value..............................        0.19            .140            .115            .100            .090
  Dividends........................................
Profitability Ratios:..............................        0.95%           1.03%           1.09%           1.11%           0.97%
  Net Income to Average Assets.....................       12.12%          12.22%          12.22%          13.21%          12.04%
  Net Income to Average Stockholders' Equity.......        4.38%           4.33%           4.66%           4.87%           4.74%
  Net Interest Margin..............................
Loan Quality Ratios:
  Net Charge-Offs to Total Loans...................        0.34%           0.38%           0.40%           0.58%           0.88%
  Reserve for Loan Losses to Total Loans and OREO..        1.46%           1.48%           1.86%           1.94%           2.12%
  Nonperforming Assets to Total Loans and OREO.....        1.53%           1.82%           2.50%           2.51%           3.85%
  Reserve for Loan Losses to Nonperforming Loans...       95.35%          81.27%          74.55%          77.23%          54.88%
  Reserve for Loan Losses to Total Nonperforming
    Assets.........................................       90.06%          70.47%          65.21%          63.23%          40.75%
Liquidity Ratios:
  Loans to Total Deposits..........................       86.22%          84.24%          76.45%          78.58%          72.41%
  Loans to Average Earning Assets..................       86.48%          83.37%          78.17%          77.16%          73.34%
  Noninterest-Bearing Deposits to Total Deposits...        8.59%           9.01%           8.83%           9.16%          10.05%
Capital Adequacy Ratios:
  Common Stockholders' Equity to Total Assets......        7.73%           8.04%           8.68%           8.40%           8.01%
  Total Stockholders' Equity to Total Assets.......        7.73%           8.04%           8.68%           8.40%           8.01%
  Dividend Payout Ratio............................       18.70%          14.86%          13.24%          12.02%          13.60%

(a) Per share data for all periods has been retroactively restated for a 50 percent stock split on July 1, 1997 and a 100 percent stock split on March 1, 1999. All stock splits were effected in the form of dividends.

Item 7

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity represents the ability to provide adequate sources of funds for funding loan commitments and investment activities, as well as the ability to provide sufficient funds to cover deposit withdrawals, payment of debt and financing of operations. Converting assets to cash for these funds is primarily with proceeds from collections on loans and maturities of investment securities or by attracting and obtaining new deposits. During 2000, the Company was successful in obtaining deposits as evidenced by the fact that average deposits increased by 15.98 percent to $406,864,000 in 2000 from average deposits of $350,794,000 in 1999. Should the need arise, the Company also maintains relationships with the Federal Home Loan Bank and several correspondent banks that can provide funds on short notice.

Liquidity is monitored on a regular basis by management. The Company's liquidity position remained satisfactory in 2000. Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, funds due and securities) represented 25.22 percent of average deposits in 2000 as compared to
28.80 percent in 1999. Average loans represented 87.97 percent of average deposits in 2000 as compared to 82.35 percent in 1999. Average interest-bearing deposits were 82.96 percent of average earning assets in 2000 as compared to
84.58 percent in 1999.

The Company satisfies most of its capital requirements through retained earnings. During 2000, retained earnings provided $3,669,000 of increase in equity. Additionally, equity had an increase of $1,506,000 resulting from the change during the year in unrealized gains on securities available for sale, net of taxes and an increase of $24,000 resulting from the stock grant plan. Thus, total equity increased by a net amount of $5,199,000. In 1999, growth in equity was provided by an increase of $3,559,000 in retained earnings and a decrease of $1,645,000 resulting from the change during the year in unrealized losses on securities available for sale, net of taxes. Thus, total equity increased by a net amount of $1,914,000 in 1999.

As of December 31, 2000, the Company's capital totaled approximately $40,210,000 and the only outstanding commitment for capital expenditures was by a subsidiary bank of approximately $1,200,000 for construction of a branch facility in Lee County.

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

Using the capital requirements in effect at the end of 2000, the Tier 1 ratio as of December 31, 2000 was 9.63 percent and total Tier 1 and 2 risk-based capital was 10.88 percent. Both of these measures compare favorably with the regulatory minimum of 4 percent for Tier 1 and 8 percent for total risk-based capital. The Company's Tier 1 leverage ratio was 7.80 percent as of December 31, 2000 which exceeds the required ratio standard of 4 percent.

Liquidity and Capital Resources (Continued)

For 2000, average capital was $37,238,000 representing 7.81 percent of average assets for the year. This percentage is down from the 1999 level of 8.41 percent.

In 2000, the Company paid annual dividends of $0.19 per share compared to $0.14 per share in 1999. The dividend payout ratio, defined as dividends per share divided by net income per share, was 18.63 percent in 2000 as compared to 14.89 percent in 1999.

As of December 31, 2000, management was not aware of any recommendations by regulatory authorities which if they were to be implemented, would have a material effect on the Company's liquidity, capital resources or results of operations. However, it is possible that examinations by regulatory authorities in the future could precipitate additional loss charge-offs that could materially impact the Company's liquidity, capital resources and results of operations.

Results of Operations

The Company's results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company's ability to obtain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets.

Net Income

Net income for the year ended December 31, 2000 increased to $4,513,000 from the 1999 net income of $4,180,000 representing an increase of $333,000, or 7.97 percent. This increase is the result of an increase in net interest income of $3,347,000 and an increase of $372,000 in noninterest income. These were offset by an increase in provision for loan losses of $1,114,000, an increase in noninterest expense, excluding securities losses, of $1,495,000, an increase in securities losses of $492,000 and an increase in income tax expenses of $285,000. The earnings increase of 7.97 percent was achieved while Company management effected an $18,000,000 bond swap transaction during 2000 that resulted in a loss on the sale of securities of $494,000 pretax ($326,000 after tax). The bond swap allowed Colony to reduce cash flow variability present in the existing portfolio, take advantage of interest rates that were near cyclical highs and extend the duration of the investment portfolio, thereby earning the higher yields available for an extended period of time into the future. Operating income, which excludes the loss on sale of securities, net of taxes, for calendar year 2000 was $4,839,000 or $1.09 per share as compared to $4,181,000 or $0.94 per share for calendar year 1999. On a fully diluted share basis, net income increased to $1.02 per share from the 1999 per share amount of $0.94, a $0.08 increase or 8.51 percent.

Net Income (Continued)

Net income for the year ended December 31, 1999 increased to $4,180,000 from the 1998 net income of $3,852,000 representing an increase of $328,000, or 8.52 percent. This increase is the result of an increase in net interest income of $1,014,000 and an increase of $461,000 in noninterest income. These were offset by an increase in noninterest expense of $928,000 and an increase in income tax expenses of $210,000. The earnings increase of 8.52 percent was achieved while the Company experienced additional overhead associated with three new offices opened during the second half of 1998 and two new offices opened during the second half of 1999; however, these new offices are largely responsible for the $54,000,000 asset growth from a year ago and should further enhance shareholder value as they provide additional growth in the future. On a fully diluted per share basis, net income increased to $0.94 from the 1998 per share amount of $0.87, a $0.07 increase or 8.05 percent.

Net Interest Margin

The net interest margin increased to 4.38 percent in 2000 as compared to 4.33 percent in 1999. Net interest income increased by 20.73 percent to $19,493,000 in 2000 from $16,146,000 in 1999 on an increase in average earning assets to $448,657,000 in 2000 from $378,288,000 in 1999 with an interest spread of 3.80 percent in 2000 as compared to 3.80 percent in 1999. Average loans increased by $69,022,000 or 23.89 percent, average funds sold increased by $5,124,000 or
42.56 percent, average investment securities decreased by $3,083,000 or 4.52 percent and average interest-bearing deposits in other banks decreased by $694,000 or 7.57 percent, resulting in a net increase in average earning assets of $70,369,000 or 18.60 percent.

The net increase in average assets was funded by a net increase in average deposits of 15.98 percent to $406,864,000 in 2000 from $350,794,000 in 1999 and a net increase in average debt and funds purchased of 52.45 percent to $29,084,000 in 2000 from $19,078,000 in 1999. Average interest-bearing deposits increased by 16.33 percent to $372,214,000 in 2000 from $319,967,000 in 1999 while average noninterest-bearing deposits increased 12.40 percent to $34,650,000 in 2000 from $30,827,000 in 1999. Average noninterest-bearing deposits represented 8.52 percent of average total deposits in 2000 as compared to 8.79 percent in 1999.

The net interest margin decreased to 4.33 percent in 1999 as compared to 4.66 percent in 1998. Net interest income increased by 6.70 percent to $16,146,000 in 1999 from $15,132,000 in 1998 on an increase in average earning assets to $378,288,000 in 1999 from $329,109,000 in 1998 with an interest spread of 3.80 percent in 1999 as compared to 4.08 percent in 1998. Average loans increased by $42,127,000 or 17.07 percent, average funds sold decreased by $8,995,000 or
42.77 percent, average investment securities increased by $7,781,000 or 12.88 percent and average interest-bearing in other banks increased by $8,266,000 or
915.39 percent, resulting in a net increase in average earning assets of $49,179,000 or 14.94 percent.

The net increase in average assets was funded by a net increase in average deposits of 14.58 percent to $350,794,000 in 1999 from $306,168,000 in 1998 and a net increase in average debt and funds purchased of 42.48 percent to $18,702,000 in 1999 from $13,126,000 in 1998. Average interest-bearing deposits increased by 14.28 percent to $319,967,000 in 1999 from $279,992,000 in 1998 while average noninterest-bearing deposits increased 17.77 percent to $30,827,000 in 1999 from $26,176,000 in 1998.

Net Interest Margin (Continued)

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

The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at a level management has determined to be adequate. The provision for loan losses was $2,280,000 in 2000 as compared to $1,166,000 in 1999 representing an increase in the provision of $1,114,000 or 95.54 percent. Net loan charge-offs represented 57.06 percent of the provision for loan losses in 2000 as compared to 103.78 percent in 1999. Net loan charge-offs for 2000 represented 0.36 percent of average loans outstanding as compared to 0.42 percent in 1999. The leveling off of loan charge-offs for 2000 and 1999 resulted from management's effort the past several years to improve credit quality and to eliminate weak and marginal credits. As of December 31, 2000, the allowance for loan losses was 1.45 percent of total loans outstanding as compared to an allowance for loan losses of 1.48 percent of total loans outstanding as of December 31, 1999. The loan loss reserve of 1.45 percent of total loans outstanding provided coverage of 95.35 percent of nonperforming loans and 90.06 percent of nonperforming assets as of December 31, 2000 compared to 81.72 percent and 70.81 percent, respectively, as of December 31, 1999. The determination of the reserve rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management considers the year-end allowance for loan losses adequate to cover potential losses in the loan portfolio.

The provision for loan losses was $1,166,000 in 1999 as compared to $1,157,000 in 1998, representing an increase in the provision of $9,000 or 0.78 percent. Net loan charge-offs represented 103.78 percent of the provision for loan losses in 1999 as compared to 86.95 percent in 1998. Net loan charge-offs for 1999 represented 0.42 percent of average loans outstanding as compared to 0.41 percent in 1998. The leveling off of loan charge-offs for 1999 and 1998 resulted from management's effort the past several years to improve credit quality and to eliminate weak and marginal credits. As of December 31, 1999, the allowance for loan losses was 1.48 percent of total loans outstanding as compared to an allowance for loan losses of 1.87 percent of total loans outstanding as of December 31, 1998. The loan loss reserve of 1.48 percent of total loans outstanding provided coverage of 81.72 percent of nonperforming loans and 70.81 percent of nonperforming assets as of December 31, 1999 compared to 78.40 percent and 68.14 percent, respectively, as of December 31, 1998.

Noninterest Income

Noninterest income consists primarily of service charges on deposit accounts. Service charges on deposit accounts totaled $2,567,000 in 2000 as compared to $2,270,000 in 1999 or an increase of 13.08 percent. This increase is attributable to the increase in noninterest-bearing and interest-bearing demand deposits. All other noninterest income increased to $925,000 in 2000 from $850,000 a year ago, or an 8.82 percent increase. Approximately $208,000 of the increase is attributable to the other fee income from the mortgage company that is partially offset $95,000 by a nonrecurring recovery in 1999 on previously written-off municipal bonds. There was no other significant variance in other noninterest income accounts in 2000 or 1999.

Service charges on deposit accounts totaled $2,270,000 in 1999 as compared to $1,932,000 in 1998 or an increase of 17.49 percent. This increase is attributable to the increase in noninterest-bearing and interest-bearing demand deposit accounts. All other noninterest-income increased by $123,000 to $850,000 in 1999 from $727,000 in 1998. Approximately $95,000 of the increase in noninterest income is attributable to a recovery on previously written-off municipal bonds and is nonrecurring.

Noninterest Expense

Noninterest expense increased by 16.54 percent to $14,005,000 in 2000 from $12,017,000 in 1999. Salaries and employee benefits increased 15.69 percent to $7,463,000 in 2000 from $6,451,000 in 1999 primarily due to increased staffing with two new branches opened in 2000 and the acquisition of a mortgage company during 2000. Occupancy and equipment expense increased by 11.07 percent to $2,277,000 in 2000 from $2,050,000 in 1999 primarily due to additional depreciation and occupancy expense with the new offices opened during 2000. All other noninterest expense increased 21.27 percent to $4,264,000 in 2000 from $3,516,000 a year ago. The most significant increase was loss on sale of securities of $494,000 in 2000 compared to $2,000 in 1999. The Company effected an $18,000,000 bond swap during 2000 that resulted in the $494,000 loss from the sale of securities. The bond swap allowed Colony management to reduce cash flow variability, take advantage of interest rates that were near cyclical highs and extend the duration of the portfolio, thereby earning the higher yields available for an extended period of time into the future. Other increases in noninterest expense are primarily attributable to expenses incurred in opening two new offices and the mortgage company during 2000.

Noninterest expense increased 8.38 percent to $12,017,000 in 1999 from $11,088,000 in 1998. Salaries and employee benefits increased 12.76 percent to $6,451,000 in 2000 from $5,721,000 in 1998 primarily due to increased staffing with two new branches opened in the second half of 1999 and three new branches opened in the second half of 1998. Occupancy and equipment expense increased
9.16 percent to $2,050,000 in 1999 from $1,878,000 in 1998 primarily due to additional depreciation and occupancy expense with the new branches opened. All other noninterest expense increased 0.77 percent to $3,516,000 in 1999 from $3,489,000 in 1998. All other expenses in the aggregate realized normal change.

Income Tax Expense

Income before taxes increased by $617,000 to $6,700,000 in 2000 from $6,083,000 in 1998 with significant changes being an increase in net interest income of $3,347,000 in 2000 compared to 1999, an increase in provision for loan losses of $1,114,000 in 2000 compared to 1999 and an increase in noninterest expenses, net of noninterest income of $1,616,000 in 2000 compared to 1999. Income tax expense increased 14.97 percent to $2,187,000 in 2000 from $1,902,000 in 1999. Income tax expense as a percentage of income before taxes was 32.64 percent in 2000 compared to 31.27 percent in 1999 or an increase of 4.38 percent.

Income before taxes increased by $539,000 to $6,083,000 in 1999 from $5,544,000 in 1998 with significant changes being an increase in net interest income of $1,014,000 in 1999 compared to 1998 and an increase in noninterest expense, net of noninterest income of $467,000 in 1999 compared to 1998. Income tax expense increased 12.41 percent to $1,902,000 in 1999 from $1,692,000 in 1998. Income tax expense as a percentage of income before taxes was 31.27 percent in 1999 compared to 30.52 percent in 1998 or an increase of 2.46 percent.

Outlook for 2001

Colony is an emerging company operating in an industry filled with nonregulated competitors and a rapid pace of consolidation. The year brings with it new opportunities for growth in our existing markets, as well as opportunities to expand into new markets through branch acquisitions and branching. Colony completed two new branches in 2000, which are located in Moultrie and Soperton, Georgia. In addition Colony acquired Georgia First Mortgage Company located in Albany, Georgia during 2000. For 2001, Colony has targeted one new branch office to be located in the Dougherty/Lee County market and one loan production office to be located in the Warner Robins market. The Warner Robins office would be converted to a full-service branch office in 2002.

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

AVERAGE BALANCE SHEETS

                                                  2000                            1999                             1998
                                       --------------------------------------------------------------------------------------------
                                        Average   Income/  Yields/      Average   Income/  Yields/      Average   Income/  Yields/
($ in thousands)                       Balances   Expense   Rates      Balances   Expense   Rates      Balances   Expense   Rates
-----------------------------------------------------------------------------------------------------------------------------------
Assets
Interest-Earning Assets
  Loans, Net of Unearned Income
    Taxable (1)                         $357,907   $36,333  10.15%     $288,885   $28,344    9.81%     $246,758  $25,851    10.48%
                                        ------------------------------------------------------------------------------------------
  Investment Securities
    Taxable                               57,147     3,812   6.67%       57,828     3,418    5.91%       52,551    3,234     6.15%
    Tax-Exempt (2)                         7,966       539   6.77%       10,368       649    6.26%        7,864      596     7.58%
                                        ------------------------------------------------------------------------------------------
      Total Investment Securities         65,113     4,351   6.68%       68,196     4,067    5.96%       60,415    3,830     6.34%
                                        ------------------------------------------------------------------------------------------
  Interest-Bearing Deposits in
    Other Banks                            8,475       128   1.51%        9,169       467    5.09%          903       49     5.43%
                                        ------------------------------------------------------------------------------------------
  Funds Sold                              17,162     1,129   6.58%       12,038       602    5.00%       21,033    1,125     5.35%
                                        ------------------------------------------------------------------------------------------
    Total Interest-Earning Assets        448,657    41,941   9.35%      378,288    33,480    8.85%      329,109   30,855     9.38%
                                        ------------------------------------------------------------------------------------------
Noninterest-Earning Assets
  Cash                                     9,905                         11,615                          10,227
  Allowance for Loan Losses               (5,087)                        (4,823)                         (4,742)
  Other Assets                            23,278                         21,714                          18,898
                                        ------------------------------------------------------------------------------------------
    Total Noninterest-Earning Assets      28,096                         28,506                          24,383
                                        ------------------------------------------------------------------------------------------
      Total Assets                      $476,753                       $406,794                        $353,492
                                        ==========================================================================================
Liabilities and Stockholders' Equity
Interest-Bearing Liabilities
  Interest-Bearing Deposits
    Interest-Bearing Demand
      and Savings                       $ 80,897     2,512   3.11%     $129,291   $ 2,321    1.80%     $ 72,284  $ 2,009     2.78%
    Other Time                           291,317    17,862   6.13%      190,676    13,652    7.16%      207,708   12,624     6.08%
                                        ------------------------------------------------------------------------------------------
         Total Interest-Bearing
           Deposits                      372,214    20,374   5.47%      319,967    15,973    4.99%      279,992   14,633     5.22%
                                        ------------------------------------------------------------------------------------------
  Other Interest-Bearing Liabilities
    Debt                                  28,827     1,873   6.50%       18,326     1,125    6.14%       11,548      875     7.58%
    Funds Purchased and Securities
      Sold Under Agreement to
        Repurchase                           257        18   7.00%          376        16    4.26%        1,578       21     1.33%
                                        ------------------------------------------------------------------------------------------
        Total Other Interest-Bearing
          Liabilities                     29,084     1,891   6.50%       18,702     1,141    6.10%       13,126      896     6.83%
                                        ------------------------------------------------------------------------------------------
        Total Interest-Bearing
          Liabilities                    401,298    22,265   5.55%      338,669    17,114    5.05%      293,118   15,529     5.30%
                                        ------------------------------------------------------------------------------------------
Noninterest-Bearing Liabilities and
  Stockholders' Equity
    Demand Deposits                       34,650                         30,827                          26,176
    Other Liabilities                      3,567                          3,094                           2,674
    Stockholders' Equity                  37,238                         34,204                          31,524
                                        ------------------------------------------------------------------------------------------
        Total Noninterest-Bearing
          Liabilities and
          Stockholders' Equity            75,455                         68,125                          60,374
                                        ------------------------------------------------------------------------------------------
        Total Liabilities and
          Stockholders' Equity          $476,753                       $406,794                        $353,492
                                        ==========================================================================================
Interest Rate Spread                                         3.80%                           3.80%                           4.08%
                                        ==========================================================================================
Net Interest Income                                $19,676                        $16,366                        $15,326
                                        ==========================================================================================
Net Interest Margin                                          4.39%                           4.33%                           4.66%
                                        ==========================================================================================

(1) The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis.

(2) Taxable-equivalent adjustments totaling $183,347, $220,628 and $202,547 for 2000, 1999 and 1998, respectively, are included in tax-exempt interest on investment securities. The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

RATE/VOLUME ANALYSIS

The rate/volume analysis presented hereafter illustrates the change from year to year for each component of the taxable equivalent net interest income separated into the amount generated through volume changes and the amount generated by changes in the yields/rates.

                                                 Changes From 1999 to 2000(1)             Changes From 1998 to 1999(1)
($ in thousands)                                Volume        Rate        Total          Volume       Rate          Total
                                              -----------------------------------      ------------------------------------
Interest Income
  Loans, Net -Taxable                           $6,772       $1,217       $7,989         $4,413     $ (1,920)       $2,493
                                              -----------------------------------      ------------------------------------
  Investment Securities
    Taxable                                        (40)         434          394            325         (141)          184
    Tax-Exempt                                    (150)          40         (110)           190         (137)           53
                                              -----------------------------------      ------------------------------------
      Total Investment Securities                 (190)         474          284            515         (278)          237
                                              -----------------------------------      ------------------------------------
  Interest-Bearing Deposits in
    Other Banks                                    (35)        (304)        (339)           449          (31)          418
                                              -----------------------------------      ------------------------------------
  Funds Sold                                       256          271          527           (481)         (42)         (523)
                                              -----------------------------------      ------------------------------------
        Total Interest Income                    6,803        1,658        8,461          4,896       (2,271)        2,625
                                              -----------------------------------      ------------------------------------
Interest Expense
   Interest-Bearing Demand and
      Savings Deposits                            (869)       1,060          191          1,584       (1,272)          312
   Time Deposits                                 7,206       (2,996)       4,210         (1,035)       2,063         1,028
  Other Interest-Bearing Liabilities
   Funds Purchased and Securities
    Under Agreement to Repurchase                   (5)           7            2            (16)          11            (5)
    Other Debt                                     645          103          748            514         (264)          250
                                              -----------------------------------      ------------------------------------
      Total Interest
         Expense (Benefit)                       6,977       (1,826)       5,151          1,047          538         1,585
                                              -----------------------------------      ------------------------------------
Net Interest Income                             $ (174)      $3,484       $3,310         $3,849     $ (2,809)       $1,040
                                              ===================================      ====================================

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

INTEREST RATE SENSITIVITY

The following table represents the Company's interest-sensitivity gap between interest-earning assets and interest-bearing liabilities as of December 31, 2000.

                                                             Assets and Liabilities Repricing Within
                                             ----------------------------------------------------------------------
                                               3 Months     4 to 12                  1 to 5      Over 5
($ in thousands)                               or Less       Months      1 Year       Years       Years      Total
                                              ----------   ---------    --------    --------    --------    -------
Interest-Earning Assets

  Interest-Bearing Deposits                    $   2,912                $   2,912                           $  2,912
  Investment Securities                            5,402    $  2,861        8,263   $ 47,478    $ 14,774      70,515
  Funds Sold                                      21,675                   21,675                             21,675
  Loans, Net of Unearned Income                  147,659      92,619      240,278    136,499      11,226     388,003
                                               ---------    --------    ---------   --------    --------    --------
     Total Interest-Earning Assets               177,648      95,480      273,128    183,977      26,000     483,105
                                               ---------    --------    ---------   --------    --------    --------
Interest-Bearing Liabilities
  Interest-Bearing Demand
    and Savings Deposits (1)                      85,905                   85,905                             85,905
  Other Time Deposits                             99,124     169,629      268,753     56,705                 325,458
  Short-Term Borrowings (2)                        6,516                    6,516      9,570       9,000      25,086
                                               ---------    --------    ---------   --------    --------    --------

    Total Interest-Bearing Liabilities           191,545     169,629      361,174     66,275       9,000     436,449
                                               ---------    --------    ---------   --------    --------    --------

    Interest-Sensitivity Gap                     (13,897)    (74,149)     (88,046)   117,702      17,000      46,656
                                               ---------    --------    ---------   --------    --------    --------

Cumulative Interest-Sensitivity Gap            $ (13,897)   $(88,046)   $ (88,046)  $ 29,656    $ 46,656    $ 46,656
                                               =========    ========    =========   ========    ========    ========

(1) Interest-bearing demand and savings accounts for repricing purposes are considered to reprice within 3 months or less.

(2) Short-term borrowings for repricing purposes are considered to reprice within 3 months or less.

INVESTMENT PORTFOLIO

The following table presents carrying values of investment securities held by the Company as of December 31, 2000, 1999 and 1998.

($ in thousands)                                     2000      1999      1998
                                                   -------   -------   -------

U.S. Treasuries and Government Agencies            $35,266   $46,336   $51,525
Obligations of States and Political Subdivisions     8,313     9,628     8,733
Other Securities                                    11,815     2,365     3,093
                                                   -------   -------   -------

Investment Securities                               55,394    58,329    63,351

Mortgage Backed Securities                          15,121     4,490     8,447
                                                   -------   -------   -------

Total Investment Securities and
  Mortgage Backed Securities                       $70,515   $62,819   $71,798
                                                   =======   =======   =======

The following table represents maturities and weighted-average yields of investment securities held by the Company as of December 31, 2000.

                                                              After 1 Year But      After 5 Years But
                                        Within 1 Year          Within 5 Years        Within 10 Years      After 10 Years
                                      -------------------------------------------------------------------------------------
                                       Amount     Yield      Amount      Yield      Amount     Yield     Amount     Yield
                                      --------    -----     -------      -----     -------     -----     ------     -------
U.S. Government Agencies                $4,035    5.85%     $28,674      5.90%     $ 2,541     7.00%
Mortgage Backed Securities                 512     5.59       8,491       7.30       6,117     7.21
Obligations of States and
  Political Subdivisions                 2,056     6.13       2,837       6.02       2,934     6.58      $ 501      15.54%
Other Securities                         1,660     0.00       7,476       7.33       1,737     7.42        944       3.00
                                      --------    -----     -------      -----     -------     -----     ------     -------

  Total Investment Portfolio            $8,263     4.73%     $47,478      6.38%    $13,329     7.06%     $1,445      7.35%
                                      ========     =====     =======      =====    =======     ======    ======      ======

LOANS

The following table presents the composition of the Company's loan portfolio as of December 31 for the past five years.

($ in thousands)                            2000         1999         1998         1997         1996
                                         ---------    ----------   ----------   ----------   ----------
Commercial, Financial and Agricultural   $  77,448    $  42,595    $  44,879    $  34,883    $  38,776
Real Estate
  Construction                               5,961        4,003          998        2,676          881
  Mortgage, Farmland                        23,411       24,179       18,980       21,898       25,769
  Mortgage, Other                          207,396      185,663      133,857      117,268       88,896
Consumer                                    59,862       48,226       40,928       42,956       44,608
Other                                       13,929       10,775       13,227       14,618        7,946
                                         ---------    ----------   ----------   ----------   ---------

                                           388,007      315,441      252,869      234,299      206,876
Unearned Discount                               (4)          (6)          (5)         (11)         (13)
Allowance for Loan Losses                   (5,661)      (4,682)      (4,726)      (4,575)      (4,435)
                                         ---------    ----------   ----------   ----------   ---------

Loans, Net                               $ 382,342    $ 310,753    $ 248,138    $ 229,713    $ 202,428
                                         =============================================================

The following table presents total loans less unearned discount as of December 31, 2000 according to maturity distribution.

Maturity                                       ($ in thousands)
                                              ------------------

One Year or Less                                  $240,278
After One Year through Five Years                  136,499
After Five Years                                    11,226
                                                  --------
                                                  $388,003
                                                  ========

The following table presents an interest rate sensitivity analysis of the Company's loan portfolio as of December 31, 2000.

                                                        Within       1 to 5       After 5
($ in thousands)                                        1 Year       Years         Years          Total
                                                       --------     --------     ---------       --------
Loans with
  Predetermined Interest Rates                         $118,538     $129,502       $11,226       $259,266
  Floating or Adjustable Interest Rates                 121,740        6,997             -        128,737
                                                      ---------     --------     ---------       --------

Loans, Net of Unearned Income                          $240,278     $136,499       $11,226       $388,003
                                                      =========     ========     =========       ========

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

The following table presents, at the dates indicated, the aggregate of nonperforming loans for the categories indicated.

                                                                                    December 31,
                                                    ------------------------------------------------------------------------
                                                       2000           1999            1998            1997           1996
                                                    ----------     ----------      ----------      ----------     ----------
                                                                                ($ in thousands)
                                                    ------------------------------------------------------------------------
Loans Accounted for on a Nonaccrual Basis             $5,164         $5,334          $5,823          $5,744         $7,396
Installment Loans and Term Loans
  Contractually Past Due 90 Days or
  More as to Interest or Principal
  Payments and Still Accruing                            751            332             296             145            364
Loans, the Terms of Which Have Been
  Renegotiated to Provide a Reduction
  or Deferral of Interest or Principal
  Because of Deterioration in the Financial
  Position of the Borrower                                22             32             220               5            321
Loans Now Current About Which There are
  Serious Doubts as to the Ability of the
  Borrower to Comply with Present Loan
  Repayment Terms                                          -              -            -                  -              -

During the year ended December 31, 2000, approximately $1,540,000 of loans was charged off and approximately $240,000 was recovered on charged-off loans. All loans classified by regulatory authorities as loss during regular examinations in 2000 have been charged off. As of December 31, 2000, the allowance for loan losses was adequate to cover all loans classified by regulatory authorities as doubtful or substandard.

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

Following is an analysis of the significant off balance sheet financial instruments as of December 31:

                                                           2000          1999
                                                         --------      --------
                                                            ($ in thousands)
                                                         ----------------------
Commitments to Extend Credit                              $40,495       $43,197
Standby Letters of Credit                                   1,770         1,705
                                                         --------      --------
                                                          $42,265       $44,902
                                                         ========      ========

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

                        SUMMARY OF LOAN LOSS EXPERIENCE

The allowance for possible loan losses is created by direct charges to operations. Losses on loans are charged against the allowance in the period in which such loans, in management's opinion, become uncollectible. Recoveries during the period are credited to this allowance. The factors that influence management's judgment in determining the amount charged to operating expense are past loan experience, composition of the loan portfolio, evaluation of possible future losses, current economic conditions and other relevant factors. The Company's allowance for loan losses was approximately $5,661,000 as of December 31, 2000, representing 1.45 percent of year-end total loans outstanding, compared with $4,682,000 as of December 31, 1999, which represented 1.48 percent of year-end total loans outstanding. The allowance for loan losses is reviewed continuously based on management's evaluation of current risk characteristics of the loan portfolio as well as the impact of prevailing and expected economic business conditions. Management considers the allowance for loan losses adequate to cover possible loan losses on the loans outstanding.

Management has not allocated the Company's allowance for loan losses to specific categories of loans. Based on management's best estimate, approximately 10 percent of the allowance should be allocated to real estate loans, 50 percent to commercial, financial and agricultural loans and 40 percent to consumer/installment loans as of December 31, 2000.

The following table presents an analysis of the Company's loan loss experience for the periods indicated.

($ in thousands)                                    2000      1999      1998      1997      1996
                                                   ------    ------    ------    ------    ------
Allowance for Loan Losses at Beginning of Year     $4,682    $4,726    $4,575    $4,435    $4,051
                                                   ------    ------    ------    ------    ------

Charge-Offs
  Commercial, Financial and Agricultural            1,004     1,288       617     1,026     2,294
  Real Estate                                           1        19       111       160         8
  Consumer                                            537       333       681       670       515
                                                   ------    ------    ------    ------    ------
                                                    1,542     1,640     1,409     1,856     2,817
                                                   ------    ------    ------    ------    ------

Recoveries
  Commercial, Financial and Agricultural               69       237       144       219       816
  Real Estate                                          16         9        36        37         9
  Consumer                                            156       184       223       251       181
                                                   ------    ------    ------    ------    ------
                                                      241       430       403       507     1,006
                                                   ------    ------    ------    ------    ------

Net Charge-Offs                                     1,301     1,210     1,006     1,349     1,811
                                                   ------    ------    ------    ------    ------
Provision for Loans Losses                          2,280     1,166     1,157     1,489     2,195
                                                   ------    ------    ------    ------    ------

Allowance for Loan Losses at End of Year           $5,661    $4,682    $4,726    $4,575    $4,435
                                                   ======    ======    ======    ======    ======

Ratio of Net Charge-Offs to Average Loans            0.36%     0.42%     0.41%     0.59%     0.87%
                                                   ======    ======    ======    ======    ======

DEPOSITS

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the years 2000, 1999 and 1998.

                                                 2000                        1999                       1998
                                         ----------------------     ----------------------     ----------------------
                                          Average      Average       Average      Average       Average      Average
($ in thousands)                          Amount        Rate         Amount         Rate         Amount        Rate
                                         ---------    ---------     ---------    ---------     ---------    ---------
Noninterest-Bearing Demand Deposits      $  34,650                  $  30,827                  $  26,176
Interest-Bearing Demand and Savings         80,897         3.11%      129,291         1.80%       72,284         2.78%
Time Deposits                              291,317         6.13       190,676         7.16       207,708         6.08
                                         ---------    ----------    ---------    ---------     ---------    ---------

                                         $ 406,864         5.47%    $ 350,794         4.99%    $ 306,168         5.22%
                                         =========    =========     =========    =========     =========    =========

The following table presents the maturities of the Company's other time deposits as of December 31, 2000.

                                                                      Other Time        Other Time
                                                                       Deposits          Deposits
                                                                       $100,000          Less Than
($ in thousands)                                                      or Greater         $100,000            Total
                                                                     ------------       -----------       -----------
Months to Maturity
  3 or Less                                                              $ 42,283          $ 56,841          $ 99,124
  Over 3 through 12                                                        54,367           115,262           169,629
  Over 12 Months                                                           15,225            41,480            56,705
                                                                      -----------       -----------       -----------

                                                                         $111,875          $213,583          $325,458
                                                                      ===========       ===========       ===========

Return on Assets and Stockholders' Equity

The following table presents selected financial ratios for each of the periods indicated.

                                                                                Year Ended December 31,
                                                                   --------------------------------------------------
                                                                       2000              1999                1998
                                                                   ------------      ------------        ------------
Return on Assets                                                        0.95%             1.03%               1.09%

Return on Equity                                                       12.12%            12.22%              12.22%

Dividend Payout                                                        18.70%            14.86%              13.24%

Equity to Assets                                                        7.81%             8.41%               8.92%

Item 8
FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The following consolidated financial statements of the Registrant and its subsidiaries are included on exhibit 99(b) of this Annual Report on Form 10-K:

      Consolidated Balance Sheets - December 31, 2000 and 1999

      Consolidated Statements of Income - Years Ended December 31, 2000, 1999 and 1998

      Consolidated Statements of Comprehensive Income - Years Ended December 31, 2000, 1999 and 1998

      Consolidated Statements of Stockholders' Equity - Years Ended December 31, 2000, 1999 and 1998

      Consolidated Statements of Cash Flows - Years Ended December 31, 2000, 1999 and 1998

      Notes to Consolidated Financial Statements

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2000 and 1999:

                                              Three Months Ended
                                  ------------------------------------------
                                  Dec. 31    Sept. 30    June 30    Mar. 31
                                  ------------------------------------------
                                   ($ in thousands, except per share data)
2000
Interest Income                   $ 11,522   $ 10,955    $ 10,009   $  9,272
Interest Expense                     6,362      5,958       5,164      4,781
                                  ------------------------------------------
Net Interest Income                  5,160      4,997       4,845      4,491
Provision for Loan Losses              446        752         605        477
Securities Losses                       --       (494)         --         --
Noninterest Income                     916        893         835        847
Noninterest Expense                  3,670      3,405       3,353      3,082
                                  ------------------------------------------
Income Before Income Taxes           1,960      1,239       1,722      1,779
Provision for Income Taxes             644        400         577        566
                                  ------------------------------------------
Net Income                        $  1,316   $    839    $  1,145   $  1,213
                                  ==========================================

Net Income Per Common Share (1)
  Basic                           $   0.30   $   0.19    $   0.26   $   0.27
  Diluted                         $   0.30   $   0.19    $   0.26   $   0.27

                                                 Three Months Ended
                                       ---------------------------------------
                                       Dec. 31   Sept. 30   June 30   Mar. 31
                                       ---------------------------------------
                                       ($ in thousands, except per share data)
1999
Interest Income                        $ 8,858    $ 8,587   $ 8,047    $ 7,768
Interest Expense                         4,565      4,402     4,074      4,073
                                       ---------------------------------------
Net Interest Income                      4,293      4,185     3,973      3,695
Provision for Loan Losses                  497        226       194        249
Securities Gains                             2         --        (2)        --
Noninterest Income                         764        792       826        737
Noninterest Expense                      3,051      3,215     3,052      2,699
                                       ---------------------------------------
Income Before Income Taxes               1,511      1,536     1,551      1,484
Provision for Income Taxes                 503        473       478        448
                                       ---------------------------------------
Net Income                             $ 1,008    $ 1,063   $ 1,073    $ 1,036
                                       =======================================

Net Income Per Common Share (1)
  Basic                                $  0.23    $  0.24   $  0.24    $  0.23
  Diluted                              $  0.23    $  0.24   $  0.24    $  0.23

(1)  Adjusted for stock dividends and stock splits, as applicable.


Item 9
CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There was no accounting or disclosure disagreement or reportable event with the former or current auditors that would have required the filing of a report on Form 8-K.

Part III
Item 10
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference to pages 3 and 4 of the Company's Definitive Proxy Statement for Annual Meeting of Stockholders to be held on April 24, 2001 filed with the Securities and Exchange Commission on March 7, 2001 (File No. 000-12436).

Item 11
EXECUTIVE COMPENSATION

Incorporated herein by reference to pages 6, 8, 9, 10, 11 and 12 of the Company's Definitive Proxy Statement for Annual Meeting of Stockholders to be held on April 24, 2001, filed with the Securities and Exchange Commission on March 7, 2001 (File No. 000-12436).

Item 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference to pages 7 and 8 of the Company's Definitive Proxy Statement for Annual Meeting of Stockholders to be held on April 24, 2001, filed with the Securities and Exchange Commission on March 7, 2001 (File No. 000-12436).

Item 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to page 11 of the Company's Definitive Proxy Statement for Annual Meeting of Stockholders to be held on April 24, 2001, filed with the Securities and Exchange Commission on March 7, 2001 (File No. 000-12436).

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

             -incorporated herein by reference to page 1 of the Company's Definitive Proxy Statement for Annual Meeting of Stockholders to be held on April 24, 2001, filed with the Securities and Exchange Commission on March 7, 2001 (File No. 000-12436).

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

Exhibit No.

10(b)          Profit-Sharing Plan dated January 1, 1979

               -filed as Exhibit 10(b) to the Registrant's Registration Statement on Form 10 (File No. 0-18486), filed with the Commission on April 25, 1990 and incorporated herein by reference

10(c)          1999 Restricted Stock Grant Plan and Restricted Stock Grant
               Agreement

11             Statement Re Computation of Per Share Earnings

21             Subsidiaries of the Company

99             Additional Exhibits

99(a)          Consolidated Financial Statements

               -Independent Auditor's Report
               -Consolidated Balance Sheets - December 31, 2000 and 1999 -Consolidated Statements of Income - Years Ended December 31, 2000, 1999 and 1998
               -Consolidated Statements of Comprehensive Income - Years Ended December 31, 2000, 1999 and 1998
               -Consolidated Statements of Stockholders' Equity - Years
               Ended December 31, 2000, 1999 and 1998
               -Consolidated Statements of Cash Flows - Years Ended December 31, 2000, 1999 and 1998
               -Notes to Consolidated Financial Statements

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

COLONY BANKCORP, INC.


/s/ James D. Minix
-------------------------------------------
James D. Minix
President/Director/Chief Executive Officer

Date:  March 28, 2001


/s/ Terry L. Hester
-------------------------------------------
Terry L. Hester
Executive Vice-President/Controller/Chief
Financial Officer/Director

Date:  March 28, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Terry Coleman                               Date:    March 28, 2001
-------------------------------------
Terry Coleman, Director


/s/ Morris Downing                              Date:    March 28, 2001
-------------------------------------
L. Morris Downing, Director



/s/ Milton N. Hopkins, Jr.                      Date:    March 28, 2001
-------------------------------------
Milton N. Hopkins, Jr., Director




/s/ Harold E. Kimball                           Date:    March 28, 2001
-------------------------------------
Harold E. Kimball, Director

/s/ Marion H. Massee                        Date:    March 28, 2001
-------------------------------------
Marion H. Massee, III, Director




/s/ Ben B. Mills, Jr.                       Date:    March 28, 2001
-------------------------------------
Ben B. Mills, Jr., Director




/s/ Walter P. Patten                        Date:    March 28, 2001
-------------------------------------
Walter P. Patten, Director




/s/ Ralph D. Roberts                        Date:    March 28, 2001
------------------------------------
Ralph D. Roberts, M.D., Director




/s/ W. B. Roberts, Jr.                      Date:    March 28, 2001
-----------------------------------
W. B. Roberts, Jr., Director




/s/ R. Sidney Ross                          Date:    March 28, 2001
-----------------------------------
R. Sidney Ross, Director




/s/ Joe K. Shiver                           Date:    March 28, 2001
-----------------------------------
Joe K. Shiver, Director




/s/ Curtis A. Summerlin                     Date:    March 28, 2001
----------------------------------
Curtis A. Summerlin, Director