Form 10-Q
period 2001-03-31
COLONY BANKCORP INC
filed 2001-05-11
CIK 711669

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                   FORM 10-Q

         QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


FOR QUARTER ENDED MARCH 31, 2001                  COMMISSION FILE NUMBER 0-12436


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

YES    X       NO


INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE CLOSE OF THE PERIOD COVERED BY THIS REPORT.

             CLASS                         OUTSTANDING AT MARCH 31, 2001
             -----                         -----------------------------
COMMON STOCK, $1 PAR VALUE                            4,445,526

                        PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE FOLLOWING FINANCIAL STATEMENTS ARE PROVIDED FOR COLONY BANKCORP, INC. AND
SUBSIDIARIES: COLONY BANK OF FITZGERALD, COLONY BANK ASHBURN, COLONY BANK WILCOX, COLONY BANK OF DODGE COUNTY, COLONY BANK WORTH, COLONY BANK SOUTHEAST AND COLONY MANAGEMENT SERVICES, INC.

         A.       CONSOLIDATED BALANCE SHEETS - MARCH 31, 2001 AND DECEMBER 31,
                  2000.

         B. CONSOLIDATED STATEMENTS OF INCOME - FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000.

         C. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000.

         D. CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION - FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000.

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2001 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

                    COLONY BANKCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 2001 AND DECEMBER 31, 2000
                            (DOLLARS IN THOUSANDS)


ASSETS                                                               March 31, 2001          Dec 31, 2000
                                                                     --------------          ------------
                                                                       (Unaudited)
Cash and Balances Due from Depository Institutions                         $ 18,355              $ 18,594
Federal Funds Sold                                                           17,163                21,675
Investment Securities
     Available for Sale, at Fair Value                                       77,590                70,222
     Held to Maturity, at Cost (Fair Value of $286 and
     $291, Respectively)                                                        277                   293
Loans Held for Sale                                                           2,147                 1,513
Loans                                                                       408,445               388,007
     Allowance for Loan Losses                                              (5,997)               (5,661)
     Unearned Interest and Fees                                                 (2)                   (4)
                                                                                ---                   ---
                                                                            402,446               382,342

Premises and Equipment                                                       14,465                14,047
Other Real Estate                                                               502                   349
Other Assets                                                                 11,027                10,868
                                                                           --------              --------
Total Assets                                                               $543,972              $519,903
                                                                          =========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
     Noninterest-Bearing                                                    $38,499               $38,649
     Interest-Bearing                                                       428,131               411,363
                                                                           --------              --------
                                                                            466,630               450,012

Borrowed Money                                                               31,425                25,086

Other Liabilities                                                             3,938                 4,595

Stockholders' Equity
     Common Stock, Par Value $1, Authorized 20,000,000
     Shares, Issued 4,445,526 and 4,440,276 Shares as of
     March 31, 2001 and December 31, 2000, Respectively                       4,446                 4,440
     Paid-In Capital                                                         21,650                21,603
     Retained Earnings                                                       15,429                14,436
     Restricted Stock - Unearned Compensation                                   (89)                  (47)
     Accumulated Other Comprehensive Income, Net of Tax                         543                  (222)
                                                                           --------              --------
                                                                             41,979                40,210
                                                                           --------              --------

Total Liabilities and Stockholders' Equity                                 $543,972              $519,903
                                                                           ========              ========

The accompanying notes are an integral part of these balance sheets.

                    COLONY BANKCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                  THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                                       Three Months Ended
                                                                     03/31/01       03/31/00
                                                                     --------       --------
Interest Income
     Loans, including fees                                        $     9,953    $     7,992
     Federal Funds Sold                                                   260            188
     Deposits with Other Banks                                             40            178
     Investment Securities
          U.S. Treasury & Federal Agencies                                803            774
          State, County and Municipal                                      83             96
          Other Investments                                               246             16
     Dividends on Other Investments                                        33             28
                                                                    ---------      ---------
                                                                       11,418          9,272
                                                                    ---------      ---------

Interest Expense
     Deposits                                                           6,062          4,357
     Federal Funds Purchased                                                7              2
     Borrowed Money                                                       453            422
                                                                    ---------      ---------
                                                                        6,522          4,781
                                                                    ---------      ---------

Net Interest Income                                                     4,896          4,491
     Provision for Loan Losses                                            286            477
                                                                    ---------      ---------
Net Interest Income After Provision for loan losses                     4,610          4,014
                                                                    ---------      ---------

Noninterest Income
     Service Charges on Deposits                                          698            562
     Other Service Charges, Commissions & Fees                            125            145
     Security Gains, net                                                   15              0
     Other Income                                                         134            140
                                                                    ---------      ---------
                                                                          972            847
                                                                    ---------      ---------

Noninterest Expense
     Salaries and Employee Benefits                                     2,048          1,735
     Occupancy and Equipment                                              675            501
     Other Operating Expenses                                             963            846
                                                                    ---------      ---------
                                                                        3,686          3,082
                                                                    ---------      ---------

Income Before Income Taxes                                              1,896          1,779
Income Taxes                                                              636            566
                                                                    ---------      ---------
Net Income                                                        $     1,260    $     1,213
                                                                    =========      =========
Net Income Per Share of Common Stock

     Basic                                                        $      0.28    $      0.27
                                                                    =========      =========
     Diluted                                                      $      0.28    $      0.27
                                                                    =========      =========
Weighted Average Shares Outstanding                                 4,445,526      4,440,276
                                                                    =========      =========

The accompanying notes are an integral part of these statements.

                     COLONY BANKCORP INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                  THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                                 Three Months Ended
                                                             03/31/01         03/31/00
                                                             --------         --------
Net Income                                                    $ 1,260          $ 1,213

Other Comprehensive Income, Net of Tax
     Gains (Losses) on Securities Arising During Year             775               42
     Reclassification Adjustment                                  (10)               0
                                                              -------          -------

     Unrealized Gains (Losses) on Securities                      765               42
                                                              -------          -------

Comprehensive Income                                          $ 2,025          $ 1,255
                                                              =======          =======


The accompanying notes are an integral part of these statements.

                    COLONY BANKCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                                          2001                2000
                                                                          ----                ----
CASH FLOW FROM OPERATING ACTIVITIES

Net Income (loss)                                                     $   1,260           $   1,213
Adjustments to reconcile net income to net cash
     provided by operating activities:
     (Gain) loss on sale of investment securities                           (15)                  0
     Depreciation                                                           341                 302
     Provision for loan losses                                              286                 477
     Amortization of excess costs                                            14                  12
     Other prepaids, deferrals and accruals, net                            488                 823
                                                                      ---------           ---------
          Total Adjustments                                               1,114               1,614
                                                                      ---------           ---------
          Net cash provided by operating activities                       2,374               2,827
                                                                      ---------           ---------

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of other assets (FHLB stock)                                      (125)                  0
Purchases of securities available for sale                              (30,549)               (675)
Proceeds from sales of securities available for sale                     12,571                   0
Proceeds from maturities, calls, and paydowns of
     investment securities:
          Available for Sale                                             10,102               1,276
          Held to Maturity                                                   18                 231
Decrease (Increase) in interest-bearing deposits in banks                (2,848)             (5,730)
(Increase) in loans                                                     (21,074)            (25,729)
Purchase of premises and equipment                                         (759)               (355)
                                                                      ---------           ---------
          Net cash provided by (used in) investing activities           (32,664)            (30,982)
                                                                      ---------           ---------

CASH FLOW FROM FINANCING ACTIVITIES

Net increase in deposits                                                 16,618              16,020
Dividends paid                                                             (266)               (155)
Net (decrease) increase in other borrowed money                           6,339               5,938
                                                                      ---------           ---------
          Net cash provided by financing activities                      22,691              21,803
                                                                      ---------           ---------

Net increase (decrease) in cash and cash equivalents                     (7,599)             (6,352)
Cash and cash equivalents at beginning of period                         37,357              31,126
                                                                      ---------           ---------
Cash and cash equivalents at end of period                            $  29,758           $  24,774
                                                                      =========           =========


The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies
    ------------------------------------------

Basis of presentation

Colony Bankcorp, Inc. is a multi-bank holding company located in Fitzgerald, Georgia. The consolidated financial statements include the accounts of Colony Bankcorp, Inc. and its wholly-owned subsidiaries, Colony Bank of Fitzgerald, Fitzgerald, Georgia; Colony Bank Ashburn, Ashburn, Georgia; Colony Bank Worth, Sylvester, Georgia; Colony Bank of Dodge County, Eastman, Georgia; Colony Bank Wilcox, Rochelle, Georgia; Colony Bank Southeast, Broxton, Georgia (the Banks); and Colony Management Services, Inc., Fitzgerald, Georgia. All significant intercompany accounts have been eliminated in consolidation. The accounting and reporting policies of Colony Bankcorp, Inc. conform to generally accepted accounting principles and practices utilized in the commercial banking industry.

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

Description of Business

The Banks provide a full range of retail and commercial banking services for consumers and small to medium size businesses primarily in South Georgia. Lending and investing activities are funded primarily by deposits gathered through its retail branch office network. Lending is concentrated in agricultural, commercial and real estate loans to local borrowers. In management's opinion, although the Banks have a high concentration of agricultural and real estate loans, these loans are well collateralized and do not pose an adverse credit risk. In addition, the balance of the loan portfolio is sufficiently diversified to avoid significant concentration of credit risk. Although the Banks have a diversified loan portfolio, a substantial portion of borrowers' ability to honor their contracts is dependent upon the viability of the real estate economic sector.

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

Securities available for sale are measured at fair value with unrealized gains and losses reported net of deferred taxes as a separate component of stockholders' equity. Fair value represents an approximation of realizable value as of March 31, 2001 and December 31, 2000. Realized and unrealized gains and losses are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

Loans Held for Sale

Mortgage loans held for sale are reported at the lower of cost or market value. The method use to determine this amount is the individual loan method.

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

Changes in Accounting Principles and Effects of New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gain or loss to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, which delays the original effective date of SFAS No. 133 until fiscal year beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities an Amendment of FASB Statement No. 133, which addresses a limited number of issues causing implementation difficulties for certain entities that apply Statement 133. Management does not anticipate that the derivative statements will have a material effect, if any, on the financial position and result of operations of Colony.

Restricted Stock - Unearned Compensation

In 1999, the board of directors of Colony Bankcorp, Inc. adopted a restricted stock grant plan which awards certain executive officers common shares of the Company. The maximum number of shares which may be subject to restricted stock awards is 44,350. During 2000, 5,250 shares were issued and in 2001, 5,250 shares were issued under this plan. The shares are recorded in fair market value (on the date granted) as a separate component of stockholder's equity. The cost of these shares is being amortized against earnings using the straight-line method over 3 years (the restriction period).

(2) Cash and Balances Due from Depository Institutions
------------------------------------------------------

Components of cash and balances due from depository institutions at March 31, 2001 and December 31, 2000 are as follows:

                                                                March 31, 2001           December 31, 2000
                                                                --------------           -----------------
Cash on Hand and Cash Items                                       $   4,286                   $  4,846
Noninterest-Bearing Deposits with Other Banks                         8,309                     10,836
Interest-Bearing Deposits with Other Banks                            5,760                      2,912
                                                                  ---------                   --------
                                                                  $  18,355                   $ 18,594
                                                                  =========                   ========

(3) Investment Securities
-------------------------

Investment securities as of March 31, 2001 are summarized as follows:

                                                                   Gross              Gross
                                            Amortized         Unrealized         Unrealized              Fair
                                                 Cost              Gains             Losses             Value
                                            ---------         ----------         ----------         ---------
Securities Available for Sale

U.S. Government Agencies
     Mortgage-Backed                          $36,221            $   399              ($36)           $36,584
     Other                                     15,425                137                 0             15,562
State, County & Municipal                       7,503                 96                (8)             7,591
Corporate Obligations                          16,399                500                (3)            16,896
Marketable Equity Securities                    1,130                  0              (173)               957
                                              -------            -------            -------           -------
                                              $76,678            $ 1,132             ($220)           $77,590
                                              =======            =======            =======           =======

Securities Held to Maturity:
     State, County and Municipal              $   277            $     9            $     0           $   286
                                              =======            =======            =======           =======

The amortized cost and fair value of investment securities as of March 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                 Securities
                                                -----------------------------------------------------------------------------
                                                        Available for Sale                      Held to Maturity
                                                        ------------------                      ----------------
                                                     Amortized Cost      Fair Value         Amortized  Cost       Fair Value
                                                -------------------      ----------         ---------------       -----------
Due in One Year or Less                                     $ 2,164         $ 2,169                    $100             $100
Due After One Year Through Five Years                        15,047          15,125                       0                0
Due After Five Years Through Ten Years                        4,469           4,590                       0                0
Due After Ten Years                                           1,248           1,269                     177              186
                                                            -------         -------                    ----             ----
                                                             22,928          23,153                     277              286

Corporate Obligations                                        16,399          16,896                       0                0
Marketable Equity Securities                                  1,130             957                       0                0
Mortgage-Backed Securities                                   36,221          36,584                       0                0
                                                            -------         -------                    ----             ----
                                                            $76,678         $77,590                    $277             $286
                                                            =======         =======                    ====             ====

Investment securities as of December 31, 2000 are summarized as follows:

                                                                  Gross             Gross
                                           Amortized         Unrealized        Unrealized               Fair
                                                Cost              Gains            Losses              Value
                                           ----------        -----------       -----------        -----------
Securities Available for Sale:
U.S. Government Agencies
     Mortgage-Backed Securities             $ 15,112               $ 45             ($36)            $15,121
     Other                                    35,509                 57             (300)             35,266
State, County & Municipal                      8,044                 33              (57)              8,020
The Banker's Bank Stock                           50                  0                0                  50
Federal Home Loan Bank Stock                   1,610                                                   1,610
Marketable Equity Securities                   1,130                  0             (188)                942
Corporate Obligations                          9,007                206                0               9,213
                                            --------               ----            -----             -------
                                            $ 70,462               $341            ($581)            $70,222
                                            ========               ====            =====             =======

Securities Held to Maturity:
     State, County and Municipal            $    293               $  0              ($2)            $   291
                                            ========               ====            =====             =======

Proceeds from sales of investments available for sale were $12,571 during the first quarter of 2001. Gross realized gains totaled $29 during the first quarter of 2001. Gross realized losses totaled $14 during the first quarter of 2001.

Investment securities having a carry value approximating $36,274 and $32,658 as of March 31, 2001 and December 31, 2000, respectively, were pledged to secure public deposits and for other purposes.

(4) Loans
---------

The composition of loans as of March 31, 2001 and December 31, 2000 was as follows:

                                                      March 31, 2001      December 31, 2000
                                                      --------------      -----------------
Commercial, Financial and Agricultural                      $ 43,647               $ 77,448
Real Estate - Construction                                     7,262                  5,961
Real Estate - Farmland                                        25,597                 23,411
Real Estate - Other                                          253,880                207,396
Installment Loans to Individuals                              61,105                 59,862
All Other Loans                                               16,954                 13,929
                                                            --------               --------
                                                            $408,445               $388,007
                                                            ========               ========

Nonaccrual loans are loans for which principal and interest are doubtful of collection in accordance with original loan terms and for which accruals of interest have been discontinued due to payment delinquency. Nonaccrual loans totaled $6,420 and $5,164 as of March 31, 2001 and December 31, 2000, respectively. On March 31, 2001, the Company had 90 day past due loans with principal balances of $871 and restructured loans with principal balances of $39.

(5)  Allowance for Loan Losses
------------------------------

Transactions in the allowance for loan losses are summarized below for three months ended March 31, 2001 and March 31, 2000 as follows:

                                                March 31, 2001   March 31, 2000
                                                --------------   --------------

Balance, Beginning                                      $5,661           $4,682
     Provision Charged to Operating Expenses               286              477
     Loans Charged Off                                     (90)            (499)
     Loan Recoveries                                       140               68
                                                        ------           ------
Balance, Ending                                         $5,997           $4,728
                                                        ======           ======

(6)  Premises and Equipment
---------------------------

Premises and equipment are comprised of the following as of March 31, 2001 and December 31, 2000:

                                          March 31, 2001     December 31, 2000
                                          --------------     -----------------

Land                                             $ 2,084               $ 1,769
Building                                          11,049                11,013
Furniture, Fixtures and Equipment                  8,867                 8,771
Leasehold Improvements                               262                   262
Construction in Progress                             336                    48
                                                 -------               -------
                                                  22,598                21,863
                                                 -------               -------

Accumulated Depreciation                          (8,133)               (7,816)
                                                 -------               -------
                                                 $14,465               $14,047
                                                 =======               =======

Depreciation charged to operations totaled $341 and $302 for March 31, 2001 and March 31, 2000 respectively.

Certain Company facilities and equipment are leased under various operating leases. Rental expense approximated $37 and $39 for three months ended March 31, 2001 and 2000.

Future minimum rental payments to be paid are as follows:

               Year Ending
               December 31                     Amount
               -----------                     ------
                    2001                         $149
                    2002                           96
                    2003                           69
                    2004                           10
                    2005                            1
                                                 ----
                                                 $325
                                                 ====

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

(8) Deposits
------------

Components of interest-bearing deposits as of March 31, 2001 and December 31, 2000 are as follows:

                                             March 31, 2001   December 31, 2000
                                             --------------   -----------------

Interest-Bearing Demand                            $ 74,308            $ 72,833
Savings                                              15,191              13,072
Time, $100,000 and Over                             115,980             111,875
Other Time                                          222,652             213,583
                                                   --------            --------
                                                   $428,131            $411,363
                                                   ========            ========

The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of one hundred thousand, was approximately $97,519 and $99,263 as of March 31, 2001 and December 31, 2000, respectively.

As of March 31, 2001 and December 31, 2000, the scheduled maturities of certificates of deposits are as follows:

         Maturity                            March 31, 2001   December 31, 2000
         --------                            --------------   -----------------
         One Year and Under                        $280,169            $268,753
         One to Three Years                          47,305              46,016
         Three Years and Over                        11,158              10,689
                                                   --------            --------
                                                   $338,632            $325,458
                                                   ========            ========

(9) Borrowed Money
------------------

Borrowed money at March 31, 2001 and December 31, 2000 is summarized as follows:

                                           March 31, 2001     December 31, 2000
                                           --------------     -----------------
Federal Home Loan Bank Advances                   $30,300               $23,800
First Port City Note Payable                          578                   674
The Banker's Bank Note Payable                        547                   612
                                                  -------               -------
                                                  $31,425               $25,086
                                                  =======               =======

Advances from the Federal Home Loan Bank (FHLB) have maturities ranging from 2001 to 2010 and interest rates ranging from 4.95 percent to 6.98 percent. Under the Blanket Agreement for Advances and Security Agreement with the FHLB, residential first mortgage loans are pledged as collateral for the FHLB advances outstanding.

First Port City note payable was renewed on January 29, 2000 with additional funds added for an amount totaling $963. Annual principal payments of $96 are due with interest paid quarterly at The Wall Street Prime minus one half percent. The debt is secured by commercial real estate in downtown Fitzgerald, which includes the parent company's facilities. Any unpaid balance is due January 29, 2003.

The Banker's Bank note payable was renewed on October 23, 2000 for $625 at a rate of The Wall Street Prime minus one half percent. Payments are due monthly with the entire unpaid balance due October 23, 2003. The debt is secured by all furniture, fixtures, machinery, equipment and software of Colony Management Services, Inc.

The aggregate stated maturities of borrowed money at March 31, 2001 are as follows:

               Year                                      Amount
               ----                                      ------
               2001                                     $ 3,391
               2002                                      11,388
               2003                                       6,146
               2004                                       3,000
               2005 and Thereafter                        7,500
                                                        -------
                                                        $31,425
                                                        =======

(10) Profit Sharing Plan
------------------------

The Company has a profit sharing plan that covers substantially all employees who meet certain age and service requirements. It is the Company's policy to make contributions to the plan as approved annually by the board of directors. The total provision for contributions to the plan was $369 for 2000, $328 for 1999 and $264 for 1998.


(11) Commitments and Contingencies
----------------------------------

In the normal course of business, certain commitments and contingencies are incurred which are not reflected in the consolidated financial statements. Commitments under standby letters of credit to U.S. addresses approximate $1,678 as of March 31, 2001 and $1,770 as of December 31, 2000. Unfulfilled loan commitments as of March 31, 2001 and December 31, 2000 approximated $42,170 and $40,495 respectively. No losses are anticipated as a result of commitments and contingencies.

(12) Regulatory Capital Matters
-------------------------------

The amount of dividends payable to the parent company from the subsidiary banks is limited by various banking regulatory agencies. The amount of cash dividends available from subsidiaries for payment in 2001 without prior approval from the banking regulatory agencies approximates $2,256. Upon approval by regulatory authorities, the banks may pay cash dividends to the parent company in excess of regulatory limitations.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The amounts and ratios as defined in regulations are presented hereafter. Management believes, as of March 31, 2001, the Company meets all capital adequacy requirements to which it is subject and is classified as well capitalized under the regulatory framework for prompt corrective action. In the opinion of management, there are no conditions or events since prior notification of capital adequacy from the regulators that have changed the institution's category.

                                                                                                  To Be Well Capitalized
                                                                         For Capital             Under Prompt Corrective
                                            Actual                    Adequacy Purposes             Action Provisions
                                            ------                ---------------------          --------------------

                                        Amount      Ratio          Amount          Ratio           Amount         Ratio
                                        ------      -----          ------          -----           ------         -----
As of March 31, 2001

Total Capital
     to Risk-Weighted Assets            $46,214     10.73%         $34,446          8.00%          $43,057        10.00%
Tier 1 Capital
     to Risk-Weighted Assets             40,824      9.48%          17,223          4.00%           25,834         6.00%
Tier 1 Capital
     to Average Assets                   40,824      7.77%          21,008          4.00%           26,260         5.00%

As of December 31, 2000

Total Capital
     to Risk-Weighted Assets            $44,990     10.88%         $33,068          8.00%          $41,335        10.00%
Tier 1 Capital
     to Risk-Weighted Assets             39,817      9.63%          16,534          4.00%           24,801         6.00%
Tier 1 Capital
     to Average Assets                   39,817      7.80%          20,397          4.00%           25,496         5.00%

(13) Financial Information of Colony Bankcorp, Inc. (Parent Only)
-----------------------------------------------------------------

The parent company's balance sheets as of March 31, 2001 and December 31, 2000 and the related statements of income and comprehensive income and cash flows are as follows:

                      COLONY BANKCORP, INC. (PARENT ONLY)
                                BALANCE SHEETS
             FOR PERIOD ENDED MARCH 31, 2001 AND DECEMBER 31, 2000

ASSETS                                                                             March 31, 2001             December 31, 2000
                                                                                   --------------             -----------------
Cash                                                                                  $      43                    $      4
Investments in Subsidiaries at Equity                                                    41,052                      39,875
Other                                                                                     1,317                       1,354
                                                                                      ---------                    --------
Totals Assets                                                                         $  42,412                    $ 41,233
                                                                                      =========                    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Dividends Payable                                                                $     266                    $    266
     Notes and Debentures Payable                                                           578                         674
     Other                                                                                 (411)                         83
                                                                                      ---------                    --------
                                                                                            433                       1,023
Stockholders' Equity
     Common Stock, Par Value $1 a Share; Authorized 20,000,000 Shares, Issued
     4,445,526 and 4,440,276 Shares as of March 31, 2001 and December 31, 2000
     Respectively                                                                         4,446                       4,440
     Paid-In Capital                                                                     21,650                      21,603
     Retained Earnings                                                                   15,429                      14,436
     Restricted Stock - Unearned Compensation                                               (89)                        (47)
     Accumulated Other Comprehensive Income, Net of Tax                                     543                        (222)
                                                                                      ---------                    --------
Total Stockholders' Equity                                                               41,979                      40,210
                                                                                      ---------                    --------
Total Liabilities and Stockholders' Equity                                            $  42,412                    $ 41,233
                                                                                      =========                    ========

-----------------------------------------------------------------------------

                      COLONY BANKCORP, INC. (PARENT ONLY)
                 STATEMENT OF INCOME AND COMPREHENSIVE INCOME
         FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

                                                                              March 31, 2001         March 31, 2000
                                                                              --------------         --------------
Income
     Dividends from Subsidiaries                                                     $  994                $  619
     Other                                                                               18                    18
                                                                                     ------                ------
                                                                                     $1,012                $  637
                                                                                     ------                ------

Expenses
     Interest                                                                            13                    14
     Amortization                                                                         4                     4
     Other                                                                              220                   175
                                                                                     ------                ------
                                                                                     $  237                $  193
                                                                                     ------                ------
Income Before Taxes and Equity in Undistributed Earnings
          of Subsidiaries                                                               775                   444
     Income Tax (Benefits)                                                              (73)                  (56)
                                                                                     ------                ------

Income Before Taxes and Equity in Undistributed Earnings of Subsidiaries                848                   500
     Equity in Undistributed Earnings of Subsidiaries                                   412                   713
                                                                                     ------                ------

Net Income                                                                            1,260                 1,213
                                                                                     ------                ------

Other Comprehensive Income, Net of Tax
     Gains (losses) on Securities Arising During Year                                   775                    42
     Reclassification Adjustment                                                        (10)                    0
                                                                                     ------                ------

     Unrealized Gains (Losses) in Securities                                            765                    42
                                                                                     ------                ------

Comprehensive Income                                                                 $2,025                $1,255
                                                                                     ======                ======

-----------------------------------------------------------------------------

                      COLONY BANKCORP, INC. (PARENT ONLY)
                            STATEMENT OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

                                                              March 31, 2001          March 31, 2000
                                                              --------------          --------------
Cash Flows from Operating Activities
     Net Income                                                       $1,260                  $1,213
     Adjustments to Reconcile Net Income to Net Cash
      Provided from Operating Activities
          Depreciation and Amortization                                   17                      22
          Equity in Undistributed Earnings of Subsidiary                (412)                   (713)
          Other                                                         (464)                   (105)
                                                                      ------                  ------
                                                                         401                     417
                                                                      ------                  ------
Cash Flows from Investing Activities
     Capital Infusion in Subsidiary                                        0                    (500)
     Purchase of Premises and Equipment                                    0                       0
                                                                      ------                  ------
                                                                           0                    (500)
                                                                      ------                  ------
Cash Flows from Financing Activities
     Dividends Paid                                                     (266)                   (155)
     Proceeds from Issuance of Common Stock                                0                       0
     Principal Payments on Notes and Debentures                          (96)                      0
     Proceeds from Notes and Debentures                                    0                       0
                                                                      ------                  ------
                                                                        (362)                   (155)
                                                                      ------                  ------

Increase (Decrease) in Cash and Cash Equivalents                          39                    (238)
Cash and Cash Equivalents, Beginning                                       4                     247
                                                                      ------                  ------
Cash and Cash Equivalents, Ending                                     $   43                  $    9
                                                                      ======                  ======

(14) Legal Contingencies
-------------------------

In the ordinary course of business, there are various legal proceedings pending against Colony and its subsidiaries. The aggregate liabilities, if any, arising from such proceedings would not, in the opinion of management, have a material adverse effect on Colony's consolidated financial position.

(15) Stock Grant Plan
----------------------

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity represents the ability to provide adequate sources of funds for funding loan commitments and investment activities, as well as the ability to provide sufficient funds to cover deposit withdrawals, payment of debt and financing of operations. Converting assets to cash for these funds is primarily with proceeds from collections on loans and maturities of investment securities or by attracting and obtaining new deposits. For the three months ended March 31, 2001, the Company was successful in meeting its liquidity needs by increasing deposits 3.69% to $466,630,000 from deposits of $450,012,000 on December 31, 2000, by reducing Federal Funds 20.82% to $17,163,000 from $21,675,000 on December 31, 2000 and by increasing other borrowed money 25.27% to $31,425,000 from $25,086,000 on December 31, 2000. Should the need arise, the Company also maintains relationships with the Federal Home Loan Bank and several correspondent banks that can provide funds on short notice.

The Company's liquidity position remained acceptable for the three months ended March 31, 2001. Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, funds due and securities) represented
23.63 percent of average deposits for three months ended March 31, 2001 as compared to 26.33 percent of average deposits for three months ended March 31, 2000 and 25.22 percent for calendar year 2000. Average loans represented 87.58 percent of average deposits for the three months ended March 31, 2001 as compared to 85.59 percent for three months ended March 31, 2000 and 87.97 percent for calendar year 2000. Average interest-bearing deposits were 84.64 percent of average earning assets for three month period ended March 31, 2001 as compared to 82.96 percent for three months ended March 31, 2000 and 82.96 percent for calendar year 2000.

The Company satisfies most of its capital requirements through retained earnings. During the first three months of 2001, retained earnings provided $994,000 of increase in equity. Additionally, equity had an increase of $765,000 resulting from the change during the quarter in unrealized gains on securities available for sale, net of taxes and an increase of $10,000 resulting from the stock grant plan. Thus, total equity increased by a net amount of $1,769,000 for the three month period ended March 31, 2001. This compares to growth in equity of $1,036,000 from retained earnings, $42,000 increase resulting from changes in unrealized losses on securities and $6,000 increase resulting from the stock grant plan, or total equity increase of $1,084,000 for the three months ended March 31, 2000. Total equity increased by a net amount of $5,199,000 for calendar year 2000.

As of March 31, 2001, the Company's capital totaled approximately $41,979,000 and the only outstanding commitment for capital expenditures was by a subsidiary bank for construction of a branch facility in Lee County. Total cost of the facility will be approximately $1,200,000 with approximately $400,000 paid as of March 31, 2001 for construction completed.

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

Using the capital requirements presently in effect, the Tier 1 ratio as of March 31, 2001 was 9.48 percent and total Tier 1 and 2 risk-based capital was 10.73 percent. Both of these measures compare favorably with the regulatory minimum of 4 percent for Tier 1 and 8 percent for total risk-based capital. The Company's Tier 1 leverage ratio was 7.77 percent as of March 31, 2001 which exceeds the required ratio standard of 4 percent.

For the three month period ended March 31, 2001, average capital was $41,069,000 representing 7.81 percent of average assets for the quarter. This compares to
7.98 percent for the three month period ended March 31, 2000 and 7.81 percent for calendar year 2000.

For the first quarter of 2001, the Company paid quarterly dividends of $0.06 per share compared to $0.04 per share for the first quarter of 2000. The dividend payout ratio, defined as dividends per share divided by net income per share, was 21.43 percent for three months ended March 31, 2001 as compared to 14.18 percent for three months ended March 31, 2000.

As of March 31, 2001, management was not aware of any recommendations by regulatory authorities which if they were to be implemented, would have a material effect on the Company's liquidity, capital resources or results of operations. However, it is possible that examinations by regulatory authorities in the future could precipitate additional loss charge-offs that could materially impact the Company's liquidity, capital resources and results of operations.

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

Net Income

Net income for the three months ended March 31, 2001 was $1,260,000 as compared to $1,213,000 for the three months ended March 31, 2000, or an increase of 3.87 percent. This increase is the result of an increase in net interest income of $405,000, a decrease in provision for loan losses of $191,000 and an increase in noninterest income of $125,000. These were offset by an increase in noninterest expense of $604,000 and an increase in income tax expenses of $70,000. On a fully diluted share basis, net income increased to $0.28 per share for the three months ended March 31, 2001 from $0.27 for the same period in 2000, or an increase of 3.70 percent.

Net Interest Margin

Net interest margin decreased by 36 basis points to 4.02 percent in first quarter 2001 as compared to 4.38 percent in first quarter 2000. The net interest margin compression was primarily attributable to U. S. Federal Reserve lowering interest rates 150 basis points during the first quarter. Margin compression during the quarter was offset by an increase in average earning assets that resulted in net interest income increasing by 9.02 percent to $4,896,000 in first quarter 2001 from $4,491,000 for the same period in 2000. Average earning assets increased to $493,311,000 in first quarter 2001 from $416,689,000 in first quarter 2000. Average loans increased by $71,887,000 or 22.03 percent, average funds sold increased by $4,310,000 or 32.07 percent, average investment securities increased by $7,866,000 or 12.13 percent, average interest-bearing deposits in other banks decreased by $9,109,000 or 75.42 percent and average interest-bearing other assets increased $1,668,000 or 100.00 percent resulting in a net increase in average earning assets of $76,622,000 or 18.39 percent.

The net increase in average assets was funded by a net increase in average deposits of 19.27 percent to $454,704,000 in first quarter 2001 from $381,249,000 in first quarter 2000. Average interest-bearing deposits increased by 20.79 percent to $417,560,000 in first quarter 2001 from $345,695,000 in first quarter 2000 while average noninterest-bearing deposits increased 4.47 percent to $37,144,000 in first quarter 2001 from $35,554,000 in first quarter 2000. Average noninterest-bearing deposits represented 8.17 percent of average total deposits in first quarter 2001 as compared to 9.33 percent in first quarter 2000 and 8.52 percent for calendar year 2000.

Interest expense increased for the three months ended March 31, 2001 by $1,741,000 compared to the same period in 2000. The increase is primarily attributable to the increase in average interest-bearing deposits to $417,560,000 for the first quarter 2001 compared to $345,695,000 for the same period in 2000. The combination of the increase in average earning assets and the decrease in the net interest margin resulted in an increase of net interest income of $405,000 for the three months ended March 31, 2001 compared to the same period in 2000.

Provision for Loan Losses

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on nonaccruing, past due and other loans that management believes require attention.

The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at a level management has determined to be adequate. The provision for loan losses was $286,000 for the three months ended March 31, 2001 as compared to $477,000 for the three months ended March 31, 2000, representing a decrease of $191,000 or 40.04 percent. Net loan charge-offs (recoveries) represented (17.83) percent of the provision for loan losses in the first quarter of 2001 as compared to 90.57 percent in the first quarter of 2000. Net loan charge-offs (recoveries) for the three months ended March 31, 2001 were (0.01) percent of average loans, down from 0.13 percent for the same period a year ago. The leveling off of loan charge-offs results from management's effort the past several years to improve credit quality and to eliminate weak and marginal credits. As of March 31, 2001, the allowance for loan losses was 1.46 percent of total loans outstanding as compared to an allowance for loan losses of 1.39 percent of total loans outstanding as of March 31, 2000. The loan loss reserve of 1.46 percent of total loans outstanding provided coverage of 82.22 percent of nonperforming loans and
76.92 percent of nonperforming assets as of March 31, 2001 compared to 72.23 percent and 65.10 percent, respectively as of March 31, 2000. The determination of the reserve rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management considers the March 31, 2001 allowance for loan losses adequate to cover potential losses in the loan portfolio.

  Noninterest Income

  Noninterest income consists primarily of service charges on deposit accounts. Service charges on deposit accounts totaled $698,000 in first quarter 2001 compared to $562,000 in first quarter 2000 or an increase of 24.20 percent. This increase is attributable to the increase in noninterest-bearing and interest-bearing demand deposits. All other noninterest income decreased to $274,000 in first quarter 2001 from $285,000 a year ago, or a 3.86 percent decrease. Thus, total noninterest income for first quarter 2001 was $972,000 compared to $847,000 in first quarter 2000, or an increase of 14.76 percent.

  Noninterest Expense

  Noninterest expense increased by 19.60 percent to $3,686,000 in three months ended March 31, 2001 from $3,082,000 for the same period a year ago. Salaries and employee benefits increased 18.04 percent to $2,048,000 in first quarter 2001 from $1,735,000 in first quarter 2000 primarily due to increased staffing with two new branches opened in Fall 2000 and the acquisition of a mortgage company in March, 2000. Occupancy and equipment expense increased by 34.73 percent to $675,000 in first quarter 2001 from $501,000 in first quarter 2000 primarily due to additional depreciation and occupancy expense with the new offices opened during 2000. All other noninterest expense increased 13.83 percent to $963,000 in first quarter 2001 from $846,000 in first quarter 2000. Other increases in noninterest expense are primarily attributable to expenses incurred in opening two new offices and the mortgage company during 2000.

  Income Tax Expense

  Income before taxes increased by $117,000 to $1,896,000 in first quarter 2001 from $1,779,000 in first quarter 2001. Income tax expense increased 12.37 percent to $636,000 in first quarter 2001 from $566,000 in first quarter 2000. Income tax expense as a percentage of income before taxes was 33.54 percent in first quarter 2001 compared to 31.82 percent in first quarter 2000 or an increase of 5.41 percent.

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

  Liquidity

  The Company's goals with respect to liquidity are to ensure that sufficient funds are available to meet current operating requirements and to provide reserves against unforeseen liquidity requirements. Management continuously reviews the Company's liquidity position, which is maintained on a basis consistent with established internal guidelines and the tests and reviews of the various regulatory authorities. The Company's primary liquidity sources at March 31, 2001 included cash, due from banks, federal funds and short-term investment securities. The Company also has the ability, on a short-term basis, to borrow funds from Federal Home Loan Bank and correspondent banks. The mix of asset maturities contributes to the company's overall liquidity position.

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

BUSINESS

General

The Company was organized in 1983 as a bank holding company through the merger of Colony Bank of Fitzgerald with a subsidiary of the Company. Since that time, Colony Bank of Fitzgerald, which was formed by principals of Colony Bankcorp, Inc. in 1976, has operated as wholly-owned subsidiary of the Company. In April 1984, Colony Bankcorp, Inc. acquired Colony Bank Wilcox, and in November 1984, Colony Bank Ashburn became a wholly-owned subsidiary of Colony Bankcorp, Inc. Colony Bankcorp, Inc. continued its growth with the acquisition of Colony Bank of Dodge County in September 1985. In August 1991, Colony Bankcorp, Inc. acquired Colony Bank Worth. In November 1996, Colony Bankcorp, Inc. acquired Colony Bank Southeast and in November, 1996 formed a non-bank subsidiary Colony Management Services, Inc.

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

On April 2, 1998, the Company was listed on Nasdaq National Market. The Company's common stock trades on the Nasdaq Stock Market under the symbol "CBAN". The Company presently has 1,156 shareholders of record as of March 31, 2001. "The Nasdaq Stock Market" or "Nasdaq" is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting and order execution systems. This market also provides specialized automation services for screen-based negotiations of transactions, on-line comparison of transactions, and a range of informational services tailored to the needs of the securities industry, investors and issuers. The Nasdaq Stock Market is operated by The Nasdaq Stock Market, Inc., a wholly-owned subsidiary of the National Association of Securities Dealers, Inc.



                           PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

A.      Exhibits - None

B. There have been no reports filed on Form 8-K for the quarter ended March 31, 2001

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  COLONY BANKCORP, INC.



      May 8, 2001                 James D. Minix
------------------------          ---------------------------------------------
Date                              James D. Minix, President and
                                  Chief Executive Officer


                                  Terry L. Hester
                                  ---------------------------------------------
                                  Terry L. Hester, Executive Vice President and Chief Financial Officer