Form 10-Q
period 2001-06-30
COLONY BANKCORP INC
filed 2001-08-10
CIK 711669

                      SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q

         QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


FOR QUARTER ENDED JUNE 30, 2001      COMMISSION FILE NUMBER 0-12436


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

YES  X    NO


INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE CLOSE OF THE PERIOD COVERED BY THIS REPORT.


          CLASS                               OUTSTANDING AT JUNE 30, 2001
          -----                               ----------------------------
COMMON STOCK, $1 PAR VALUE                             4,445,526

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE FOLLOWING FINANCIAL STATEMENTS ARE PROVIDED FOR COLONY BANKCORP, INC. AND
SUBSIDIARIES: COLONY BANK OF FITZGERALD, COLONY BANK ASHBURN, COLONY BANK WILCOX, COLONY BANK OF DODGE COUNTY, COLONY BANK WORTH, COLONY BANK SOUTHEAST AND COLONY MANAGEMENT SERVICES, INC.

     A.  CONSOLIDATED BALANCE SHEETS - JUNE 30, 2001 AND DECEMBER 31, 2000.

     B.  CONSOLIDATED STATEMENTS OF INCOME - FOR THE THREE MONTHS ENDED
         JUNE 30, 2001 AND 2000 AND FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000.

     C. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000 AND FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000.

     D. CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION - FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000.

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2001 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

                    COLONY BANKCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 2001 AND DECEMBER 31, 2000
                            (DOLLARS IN THOUSANDS)

                                                                  June 30, 2001               Dec 31, 2000
                                                                ------------------           ---------------
ASSETS                                                             (Unaudited)

Cash and Balances Due from Depository Institutions                       $ 19,351                  $ 18,594
Federal Funds Sold                                                         10,893                    21,675
Investment Securities
     Available for Sale, at Fair Value                                     80,369                    70,222
     Held to Maturity, at Cost (Fair Value of $264 and
     $291, Respectively)                                                      265                       293
Loans Held for Sale                                                         1,810                     1,513
Loans                                                                     431,320                   388,007
     Allowance for Loan Losses                                             (5,888)                   (5,661)
     Unearned Interest and Fees                                                 0                        (4)
                                                                         --------                  --------
                                                                          425,432                   382,342

Premises and Equipment                                                     14,571                    14,047
Other Real Estate                                                             542                       349
Other Assets                                                               12,084                    10,868
                                                                         --------                  --------
Total Assets                                                             $565,317                  $519,903
                                                                         ========                  ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
     Noninterest-Bearing                                                 $ 36,424                  $ 38,649
     Interest-Bearing                                                     439,806                   411,363
                                                                         --------                  --------
                                                                          476,230                   450,012

Borrowed Money                                                             42,174                    25,086

Other Liabilities                                                           3,904                     4,595

Stockholders' Equity
     Common Stock, Par Value $1, Authorized 20,000,000
     Shares, Issued 4,445,526 and 4,440,276 Shares as of
     June 30, 2001 and December 31, 2000, Respectively                      4,446                     4,440
     Paid-In Capital                                                       21,650                    21,603
     Retained Earnings                                                     16,384                    14,436
     Restricted Stock - Unearned Compensation                                 (79)                      (47)
     Accumulated Other Comprehensive Income, Net of Tax                       608                      (222)
                                                                         --------                  --------
                                                                           43,009                    40,210
                                                                         --------                  --------

Total Liabilities and Stockholders' Equity                               $565,317                  $519,903
                                                                         ========                  ========



The accompanying notes are an integral part of these balance sheets.

                    COLONY BANKCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                  AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                          Three Months Ended                       Six Months Ended
                                                       06/30/01         06/30/00                06/30/01        06/30/00
                                                     -----------      -----------             ------------    -----------
Interest Income
     Loans, including fees                           $   10,113       $    8,737              $   20,066      $   16,729
     Federal Funds Sold                                     144              210                     404             398
     Deposits with Other Banks                               78              147                     118             325
     Investment Securities
          U.S. Treasury & Federal Agencies                  785              773                   1,588           1,547
          State, County and Municipal                        84               96                     167             192
          Other Investments                                 300               15                     546              26
     Dividends on Other Investments                          31               31                      64              64
                                                     ----------       ----------              ----------      ----------
                                                         11,535           10,009                  22,953          19,281
                                                     ----------       ----------              ----------      ----------

Interest Expense
     Deposits                                             6,044            4,711                  12,106           9,068
     Federal Funds Purchased                                  4                7                      11               9
     Borrowed Money                                         520              446                     973             868
                                                     ----------       ----------              ----------      ----------
                                                          6,568            5,164                  13,090           9,945
                                                     ----------       ----------              ----------      ----------

Net Interest Income                                       4,967            4,845                   9,863           9,336
     Provision for Loan Losses                              373              605                     659           1,082
                                                     ----------       ----------              ----------      ----------
Net Interest Income After Provision for loan losses       4,594            4,240                   9,204           8,254
                                                     ----------       ----------              ----------      ----------

Noninterest Income
     Service Charges on Deposits                            749              620                   1,447           1,182
     Other Service Charges, Commissions & Fees              135              110                     260             255
     Security Gains, net                                     49                0                      64               0
     Other Income                                           129              105                     263             245
                                                     ----------       ----------              ----------      ----------
                                                          1,062              835                   2,034           1,682
                                                     ----------       ----------              ----------      ----------

Noninterest Expense
     Salaries and Employee Benefits                       2,114            1,841                   4,162           3,576
     Occupancy and Equipment                                648              585                   1,323           1,086
     Other Operating Expenses                             1,030              927                   1,993           1,773
                                                     ----------       ----------              ----------      ----------
                                                          3,792            3,353                   7,478           6,435
                                                     ----------       ----------              ----------      ----------

Income Before Income Taxes                                1,864            1,722                   3,760           3,501
Income Taxes                                                642              577                   1,278           1,143
                                                     ----------       ----------              ----------      ----------
Net Income                                           $    1,222       $    1,145              $    2,482      $    2,358
                                                     ==========       ==========              ==========      ==========
Net Income Per Share of Common Stock
     Basic                                           $     0.27       $     0.26              $     0.56      $     0.53
                                                     ==========       ==========              ==========      ==========
     Diluted                                         $     0.27       $     0.26              $     0.56      $     0.53
                                                     ==========       ==========              ==========      ==========
Weighted Average Shares Outstanding                   4,445,526        4,440,276               4,445,526       4,440,276
                                                     ==========       ==========              ==========      ==========


The accompanying notes are an integral part of these statements.

                     COLONY BANKCORP INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                   THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                  AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)


                                                               Three Months Ended                     Six Months Ended
                                                           06/30/01          06/30/00             06/30/01          06/30/00
                                                          ---------         ---------            ---------         ---------
Net Income                                                $   1,222         $   1,145            $   2,482         $   2,358

Other Comprehensive Income, Net of Tax
     Gains (Losses) on Securities Arising During Year            97                11                  872                53
     Reclassification Adjustment                                (32)                0                  (42)                0
                                                          ---------         ---------            ---------         ---------

     Unrealized Gains (Losses) on Securities                     65                11                  830                53
                                                          ---------         ---------            ---------         ---------

Comprehensive Income                                      $   1,287         $   1,156            $   3,312         $   2,411
                                                          =========         =========            =========         =========

The accompanying notes are an integral part of these statements.

                    COLONY BANKCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                                         2001              2000
                                                                       --------          --------
CASH FLOW FROM OPERATING ACTIVITIES

Net Income                                                             $  2,482          $  2,358
Adjustments to reconcile net income to net cash
     provided by operating activities:
     (Gain) loss on sale of investment securities                           (64)                0
     Depreciation                                                           684               610
     Provision for loan losses                                              659             1,082
     Amortization of excess costs                                            27                26
     Other prepaids, deferrals and accruals, net                           (702)              (14)
                                                                       --------          --------
          Total Adjustments                                                 604             1,704
                                                                       --------          --------
          Net cash provided by operating activities                       3,086             4,062
                                                                       --------          --------

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of other assets (FHLB stock)                                      (454)                0
Purchases of securities available for sale                              (47,366)           (1,242)
Proceeds from sales of securities available for sale                     13,670                 0
Proceeds from maturities, calls, and paydowns of
     investment securities:
          Available for Sale                                             23,056             1,770
          Held to Maturity                                                   32               257
Decrease (Increase) in interest-bearing deposits in banks                (3,079)             (382)
(Increase) in loans                                                     (43,614)          (47,269)
Purchase of premises and equipment                                       (1,208)             (909)
                                                                       --------          --------
          Net cash provided by investing activities                     (58,963)          (47,775)
                                                                       --------          --------

CASH FLOW FROM FINANCING ACTIVITIES

Net increase in deposits                                                 26,218            32,479
Federal funds purchased                                                       0               700
Dividends paid                                                             (533)             (355)
Net (decrease) increase in other borrowed money                          17,088            10,302
                                                                       --------          --------
          Net cash provided by financing activities                      42,773            43,126
                                                                       --------          --------

Net increase (decrease) in cash and cash equivalents                    (13,104)             (587)
Cash and cash equivalents at beginning of period                         37,357            31,126
                                                                       --------          --------
Cash and cash equivalents at end of period                             $ 24,253          $ 30,539
                                                                       ========          ========

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

All dollars in notes to consolidated financial statements are rounded to the nearest thousand.

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

Securities available for sale are measured at fair value with unrealized gains and losses reported net of deferred taxes as a separate component of stockholders' equity. Fair value represents an approximation of realizable value as of June 30, 2001 and December 31, 2000. Realized and unrealized gains and losses are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

Loans Held for Sale

Mortgage loans held for sale are reported at the lower of cost or market value. The method used to determine this amount is the individual loan method.

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

Depreciation is charged to operations over the estimated useful lives of the assets. The estimated useful lives and methods of depreciation are as follows:


Description                Life in Years                Method
-----------                -------------                -------
Banking Premises               15-40          Straight-Line and Accelerated
Furniture and Equipment         5-10          Straight-Line and Accelerated


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

On July 20, 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement discontinues the practice of amortizing goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators are encountered. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. Goodwill and intangible assets on the books at June 30, 2001 will be affected when the Company adopts the statement. At this time, the Company has not determined what effect the impairment tests of goodwill will be on earnings and the financial position of the Company.


Restricted Stock - Unearned Compensation

In 1999, the board of directors of Colony Bankcorp, Inc. adopted a restricted stock grant plan which awards certain executive officers common shares of the Company. The maximum number of shares which may be subject to restricted stock awards is 44,350. During 2000, 5,250 shares were issued and in 2001, 5,250 shares were issued under this plan. The shares are recorded at fair market value (on the date granted) as a separate component of stockholder's equity.
The cost of these shares is being amortized against earnings using the straight-line method over 3 years (the restriction period).

(2) Cash and Balances Due from Depository Institutions
------------------------------------------------------

Components of cash and balances due from depository institutions at June 30, 2001 and December 31, 2000 are as follows:

                                                 June 30, 2001       December 31, 2000
                                                 -------------       -----------------
Cash on Hand and Cash Items                            $ 4,745            $ 4,846
Noninterest-Bearing Deposits with Other Banks            8,615             10,836
Interest-Bearing Deposits with Other Banks               5,991              2,912
                                                       -------            -------
                                                       $19,351            $18,594
                                                       =======            =======


(3) Investment Securities
-------------------------

Investment securities as of June 30, 2001 are summarized as follows:


                                                              Gross              Gross
                                          Amortized         Unrealized        Unrealized            Fair
                                             Cost             Gains             Losses             Value
                                       --------------    --------------    --------------     --------------
Securities Available for Sale

U.S. Government Agencies
     Mortgage-Backed                       $46,024            $  603             $(118)           $46,509
     Other                                   5,736                84                 0              5,820
State, County & Municipal                    8,836                89               (34)             8,891
Corporate Obligations                       17,629               574                (4)            18,199
Marketable Equity Securities                 1,130                 0              (180)               950
                                           -------            ------             -----            -------
                                           $79,355            $1,350             $(336)           $80,369
                                           =======            ======             =====            =======

Securities Held to Maturity:
     State, County and Municipal           $   265            $    0             $  (1)           $   264
                                           =======            ======             =====            =======

The amortized cost and fair value of investment securities as of June 30, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                               Securities
                                               ---------------------------------------------------------------------------
                                                      Available for Sale                        Held to Maturity
                                                      ------------------                        ----------------
                                               Amortized Cost        Fair Value         Amortized  Cost         Fair Value
                                               --------------        ----------         ---------------         ----------

Due in One Year or Less                              $ 1,305           $ 1,320                     $100              $100
Due After One Year Through Five Years                  6,822             6,872                        0                 0
Due After Five Years Through Ten Years                 4,322             4,418                        0                 0
Due After Ten Years                                    2,123             2,101                      165               164
                                                     -------           -------                     ----              ----
                                                      14,572            14,711                      265               264

Corporate Obligations                                 17,629            18,199                        0                 0
Marketable Equity Securities                           1,130               950                        0                 0
Mortgage-Backed Securities                            46,024            46,509                        0                 0
                                                     -------           -------                     ----              ----
                                                     $79,355           $80,369                     $265              $264
                                                     =======           =======                     ====              ====

Investment securities as of December 31, 2000 are summarized as follows:



                                                                Gross                  Gross
                                        Amortized             Unrealized            Unrealized                Fair
                                           Cost                 Gains                 Losses                 Value
                                     --------------        --------------        --------------         --------------
Securities Available for Sale:
U.S. Government Agencies
     Mortgage-Backed Securities          $15,112                  $ 45                  $(36)               $15,121
     Other                                35,509                    57                  (300)                35,266
State, County & Municipal                  8,044                    33                   (57)                 8,020
The Banker's Bank Stock                       50                     0                     0                     50
Federal Home Loan Bank Stock               1,610                                                              1,610
Marketable Equity Securities               1,130                     0                  (188)                   942
Corporate Obligations                      9,007                   206                     0                  9,213
                                         -------                  ----                 -----                -------
                                         $70,462                  $341                 $(581)               $70,222
                                         =======                  ====                 =====                =======

Securities Held to Maturity:
     State, County and Municipal         $   293                  $  0                 $  (2)               $   291
                                         =======                  ====                 =====                =======

Proceeds from sales of investments available for sale were $13,670 during the first half of 2001. Gross realized gains totaled $78 during the first half of 2001. Gross realized losses totaled $14 during the first half of 2001.

Investment securities having a carry value approximating $35,031 and $32,658 as of June 30, 2001 and December 31, 2000, respectively, were pledged to secure public deposits and for other purposes.


(4) Loans
---------

The composition of loans as of June 30, 2001 and December 31, 2000 was as follows:

                                               June 30, 2001         December 31, 2000
                                               -------------         -----------------

Commercial, Financial and Agricultural            $ 48,655                $ 77,448
Real Estate - Construction                           7,640                   5,961
Real Estate - Farmland                              27,334                  23,411
Real Estate - Other                                268,693                 207,396
Installment Loans to Individuals                    63,058                  59,862
All Other Loans                                     15,940                  13,929
                                                  --------                --------
                                                  $431,320                $388,007
                                                  ========                ========

Nonaccrual loans are loans for which principal and interest are doubtful of collection in accordance with original loan terms and for which accruals of interest have been discontinued due to payment delinquency. Nonaccrual loans totaled $7,235 and $5,164 as of June 30, 2001 and December 31, 2000, respectively. On June 30, 2001, the Company had 90 day past due loans with principal balances of $764 and restructured loans with principal balances of $206.


(5)  Allowance for Loan Losses
------------------------------

Transactions in the allowance for loan losses are summarized below for six months ended June 30, 2001 and June 30, 2000 as follows:

                                                    June 30, 2001              June 30, 2000
                                                   ---------------             --------------

Balance, Beginning                                         $5,661                     $4,682
     Provision Charged to Operating Expenses                  659                      1,082
     Loans Charged Off                                       (649)                      (793)
     Loan Recoveries                                          217                        116
                                                           ------                     ------
Balance, Ending                                            $5,888                     $5,087
                                                           ======                     ======


(6)  Premises and Equipment
---------------------------

Premises and equipment are comprised of the following as of June 30, 2001 and December 31, 2000:

                                          June 30, 2001                December 31, 2000
                                        ------------------           ----------------------

Land                                              $ 2,092                          $ 1,769
Building                                           11,056                           11,013
Furniture, Fixtures and Equipment                   8,999                            8,771
Leasehold Improvements                                262                              262
Construction in Progress                              632                               48
                                                  -------                          -------
                                                   23,041                           21,863
                                                  -------                          -------

Accumulated Depreciation                           (8,470)                          (7,816)
                                                  -------                          -------
                                                  $14,571                          $14,047
                                                  =======                          =======


Depreciation charged to operations totaled $684 and $610 for June 30, 2001 and June 30, 2000 respectively.

Certain Company facilities and equipment are leased under various operating leases. Rental expense approximated $72 and $77 for six months ended June 30, 2001 and 2000.

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

(8) Deposits
------------

Components of interest-bearing deposits as of June 30, 2001 and December 31, 2000 are as follows:

                                         June 30, 2001      December 31, 2000
                                         -------------      -----------------

Interest-Bearing Demand                      $ 71,792               $ 72,833
Savings                                        15,995                 13,072
Time, $100,000 and Over                       116,075                111,875
Other Time                                    235,944                213,583
                                             --------               --------
                                             $439,806               $411,363
                                             ========               ========

The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of one hundred thousand, was approximately $97,717 and $99,263 as of June 30, 2001 and December 31, 2000, respectively.

As of June 30, 2001 and December 31, 2000, the scheduled maturities of certificates of deposits are as follows:

     Maturity                  June 30, 2001     December 31, 2000
     --------                  -------------     -----------------
  One Year and Under              $289,642           $268,753
  One to Three Years                51,076             46,016
  Three Years and Over              11,301             10,689
                                  --------           --------
                                  $352,019           $325,458
                                  ========           ========

(9)  Borrowed Money
---  --------------

Borrowed money at June 30, 2001 and December 31, 2000 is summarized as follows:

                                        June 30, 2001    December 31, 2000
                                        -------------    -----------------
Federal Home Loan Bank Advances              $41,100              $23,800
First Port City Note Payable                     578                  674
The Banker's Bank Note Payable                   496                  612
                                             -------              -------
                                             $42,174              $25,086
                                             =======              =======

Advances from the Federal Home Loan Bank (FHLB) have maturities ranging from 2001 to 2010 and interest rates ranging from 3.90 percent to 6.98 percent.
Under the Blanket Agreement for Advances and Security Agreement with the FHLB, residential first mortgage loans are pledged as collateral for the FHLB advances outstanding.

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

The aggregate stated maturities of borrowed money at June 30, 2001 are as follows:

     Year                               Amount
     ----                               ------
     2001                               $ 5,700
     2002                                13,400
     2003                                 6,574
     2004                                 3,000
     2005 and Thereafter                 13,500
                                        -------
                                        $42,174
                                        =======

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


(11) Commitments and Contingencies
----------------------------------

In the normal course of business, certain commitments and contingencies are incurred which are not reflected in the consolidated financial statements. Commitments under standby letters of credit to U.S. addresses approximate $1,523 as of June 30, 2001 and $1,770 as of December 31, 2000. Unfulfilled loan commitments as of June 30, 2001 and December 31, 2000 approximated $40,687 and $40,495 respectively. No losses are anticipated as a result of commitments and contingencies.

Colony Bank Ashburn is currently constructing a new branch to be located in the Dougherty/Lee County market. The total estimated cost to complete construction and furnish the facility is $1,200. At June 30, 2001 the bank had paid approximately $675 of the total estimated cost.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The amounts and ratios as defined in regulations are presented hereafter.
Management believes, as of June 30, 2001, the Company meets all capital adequacy requirements to which it is subject and is classified as well capitalized under the regulatory framework for prompt corrective action. In the opinion of management, there are no conditions or events since prior notification of capital adequacy from the regulators that have changed the institution's category.


                                                                                                      To Be Well Capitalized
                                                                         For Capital                  Under Prompt Corrective
                                            Actual                    Adequacy Purposes                  Action Provisions
                                   ------------------------       --------------------------        ---------------------------

                                      Amount        Ratio            Amount           Ratio             Amount           Ratio
                                   -----------    ---------       ------------     ----------       -------------      ---------
As of June 30, 2001

Total Capital
     to Risk-Weighted Assets          $47,448       10.50%           $36,141           8.00%            $45,177          10.00%
Tier 1 Capital
     to Risk-Weighted Assets           41,798        9.25%            18,071           4.00%             27,106           6.00%
Tier 1 Capital
     to Average Assets                 41,798        7.60%            22,002           4.00%             27,503           5.00%

As of December 31, 2000

Total Capital
     to Risk-Weighted Assets          $44,990       10.88%           $33,068           8.00%            $41,335          10.00%
Tier 1 Capital
     to Risk-Weighted Assets           39,817        9.63%            16,534           4.00%             24,801           6.00%
Tier 1 Capital
     to Average Assets                 39,817        7.80%            20,397           4.00%             25,496           5.00%

(13) Financial Information of Colony Bankcorp, Inc. (Parent Only)
-----------------------------------------------------------------

The parent company's balance sheets as of June 30, 2001 and December 31, 2000 and the related statements of income and comprehensive income and cash flows are as follows:

                        COLONY BANKCORP, INC. (PARENT ONLY)
                                 BALANCE SHEETS
                FOR PERIOD ENDED JUNE 30, 2001 AND DECEMBER 31, 2000


ASSETS                                                               June 30, 2001               December 31, 2000
                                                                     -------------               -----------------
                                                                       (Unaudited)

Cash                                                                        $    30                      $     4
Investments in Subsidiaries at Equity                                        42,497                       39,875
Other                                                                         1,331                        1,354
                                                                            -------                      -------
Totals Assets                                                               $43,858                      $41,233
                                                                            =======                      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Dividends Payable                                                      $   266                      $   266
     Notes and Debentures Payable                                               578                          674
     Other                                                                        5                           83
                                                                            -------                      -------
                                                                                849                        1,023
Stockholders' Equity
     Common Stock, Par Value $1 a Share; Authorized 20,000,000
     Shares, Issued 4,445,526 and 4,440,276 Shares
     as of March 31, 2001 and December 31, 2000
     Respectively                                                             4,446                        4,440
     Paid-In Capital                                                         21,650                       21,603
     Retained Earnings                                                       16,384                       14,436
     Restricted Stock - Unearned Compensation                                   (79)                         (47)
     Accumulated Other Comprehensive Income, Net of Tax                         608                         (222)
                                                                            -------                      -------
Total Stockholders' Equity                                                   43,009                       40,210
                                                                            -------                      -------
Total Liabilities and Stockholders' Equity                                  $43,858                      $41,233
                                                                            =======                      =======

-----------------------------------------------------------------------------

                      COLONY BANCORP, INC. (PARENT ONLY)
                 STATEMENT OF INCOME AND COMPREHENSIVE INCOME
           FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000
                                  (UNAUDITED)


                                                   June 30, 2001   June 30, 2000
                                                   -------------   -------------


Income
    Dividends from Subsidiaries                          $  994          $1,038
    Other                                                    34              36
                                                         ------          ------
                                                          1,028           1,074
                                                         ------          ------

Expenses
    Interest                                                 23              29
    Amortization                                              9               9
    Other                                                   458             379
                                                         ------          ------
                                                            490             417
                                                         ------          ------

Income Before Taxes and Equity in Undistributed
      Earnings of Subsidiaries                              538             657
    Income Tax (Benefits)                                  (152)           (123)
                                                         ------          ------

Income Before Taxes and Equity in Undistributed
      Earnings of Subsidiaries                              690             780
    Equity in Undistributed Earnings of Subsidiaries      1,792           1,578
                                                         ------          ------

Net Income                                                2,482           2,358
                                                         ------          ------


Other Comprehensive Income, Net of Tax
    Gains (losses) on Securities Arising During Year        872              53
    Reclassification Adjustment                             (42)              0
                                                         ------          ------


    Unrealized Gains (Losses) in Securities                 830              53
                                                         ------          ------



Comprehensive Income                                     $3,312          $2,411
                                                         ======          ======



-----------------------------------------------------------------------------

                               COLONY BANKCORP, INC. (PARENT ONLY)
                                     STATEMENT OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000
                                            (UNAUDITED)

                                                             June 30, 2001              June 30, 2000
                                                             -------------              -------------
Cash Flows from Operating Activities
     Net Income                                                    $ 2,482                    $ 2,358
     Adjustments to Reconcile Net Income to Net Cash
      Provided from Operating Activities
          Depreciation and Amortization                                 44                         45
          Equity in Undistributed Earnings of Subsidiary            (1,792)                    (1,578)
          Other                                                        (60)                       (49)
                                                                   -------                    -------
                                                                       674                        776
                                                                   -------                    -------
Cash Flows from Investing Activities
     Capital Infusion in Subsidiary                                      0                       (500)
     Purchase of Premises and Equipment                                (19)                         0
                                                                   -------                    -------
                                                                       (19)                      (500)
                                                                   -------                    -------
Cash Flows from Financing Activities
     Dividends Paid                                                   (533)                      (354)
     Proceeds from Issuance of Common Stock                              0                          0
     Principal Payments on Notes and Debentures                        (96)                         0
     Proceeds from Notes and Debentures                                  0                          0
                                                                   -------                    -------
                                                                      (629)                      (354)
                                                                   -------                    -------

Increase (Decrease) in Cash and Cash Equivalents                        26                        (78)
Cash and Cash Equivalents, Beginning                                     4                        247
                                                                   -------                    -------
Cash and Cash Equivalents, Ending                                  $    30                    $   169
                                                                   =======                    =======


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

(15)  Stock Grant Plan
----------------------

On February 16, 1999, a restricted stock grant plan was approved by the Board. The plan was adopted for the purpose of establishing incentives designed to recognize, reward and retain executive employees whose performance, contribution and skills are critical to the Company. The plan period commences February 16, 1999 and ends February 15, 2009 with the maximum number of shares subject to restricted stock awards being 22,175 shares (44,350 shares after the two-for-one stock split effective September 30, 1999). On January 3, 2000, the Company issued 5,250 shares under the stock grant plan to increase the total outstanding shares from 4,435,026 at December 31, 1999 to 4,440,276 at December 31, 2000 and the Company issued 5,250 shares on January 2, 2001 to increase the total outstanding shares to 4,445,526 at June 30, 2001.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity represents the ability to provide adequate sources of funds for funding loan commitments and investment activities, as well as the ability to provide sufficient funds to cover deposit withdrawals, payment of debt and financing of operations. Converting assets to cash for these funds is primarily with proceeds from collections on loans and maturities of investment securities or by attracting and obtaining new deposits. In the six month period ended June 30, 2001, the Company was successful in meeting its liquidity needs by increasing deposits 5.83% to $476,230,000 from deposits of $450,012,000 on December 31, 2000, by reducing Federal Funds 49.74% to $10,893,000 from $21,675,000 on December 31, 2000 and by increasing other borrowed money 68.12% to $42,174,000 from $25,086,000 on December 31, 2000. Should the need arise; the Company also maintains relationships with the Federal Home Loan Bank and several correspondent banks that can provide funds on short notice.

The Company's liquidity position remained acceptable in the six month period ended June 30, 2001. Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, funds due and securities) represented
23.78 percent of average deposits in the six month period ended June 30, 2001 as compared to 25.22 percent of average deposits in the six month period ended June 30, 2000 and 25.22 percent for calendar year 2000. Average loans represented
89.09 percent of average deposits in the six month period ended June 30, 2001 as compared to 87.31 percent in the six month period ended June 30, 2000 and 87.97 percent for calendar year 2000. Average interest-bearing deposits were 83.53 percent of average earning assets in the six month period ended June 30, 2001 as compared to 82.39 percent in the six month period ended June 30, 2000 and 82.96 percent for calendar year 2000.

The Company satisfies most of its capital requirements through retained earnings. During the first three months of 2001, retained earnings provided $994,000 of increase in equity. Additionally, equity had an increase of $765,000 resulting from the change during the quarter in unrealized gains on securities available for sale, net of taxes and an increase of $10,000 resulting from the stock grant plan. Thus, total equity increased by a net amount of $1,769,000 in the three month period ended March 31, 2001. During the second quarter of 2001, retained earnings provided $955,000 of increase in equity. Additionally, equity had an increase of $65,000 resulting from the change during the quarter in unrealized gains on securities available for sale, net of taxes and an increase of $10,000 resulting from the stock grant plan. Thus, total equity increased by a net amount of $1,030,000 in the three month period ended June 30, 2001 and increased by a net amount of $2,799,000 in the six month period ended June 30, 2001. This compares to growth in equity of $1,036,000 from retained earnings, $42,000 increase resulting from changes in unrealized losses on securities and $6,000 increase resulting from the stock grant plan, or total equity increase of $1,084,000 in the three month period ended March 31, 2000. During the second quarter of 2000, retained earnings provided $944,000 of increase in equity, the change in unrealized gains on securities available for sale, net of taxes resulted in equity capital increasing $11,000 and the change in stock grant plan resulted in a $6,000 increase. Thus, total equity increased by a net amount of $961,000 in the second quarter of 2000 and by a net amount of $2,045,000 in the six month period ended June 30, 2000. Total equity increased by a net amount of $5,199,000 for calendar year 2000.

As of June 30, 2001, the Company's capital totaled approximately $43,009,000 and the only outstanding commitment for capital expenditures was by a subsidiary bank for construction of a branch facility in Lee County. Total cost of the facility will be approximately $1,200,000 with approximately $675,000 paid as of June 30, 2001 for construction completed.

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

Using the capital requirements presently in effect, the Tier 1 ratio as of June 30, 2001 was 9.25 percent and total Tier 1 and 2 risk-based capital was 10.50 percent. Both of these measures compare favorably with the regulatory minimum of 4 percent for Tier 1 and 8 percent for total risk-based capital. The Company's Tier 1 leverage ratio was 7.60 percent as of June 30, 2001 which exceeds the required ratio standard of 4 percent.

In the six month period ended June 30, 2001, average capital was $41,702,000 representing 7.75 percent of average assets for the quarter. This compares to
7.94 percent in the six month period ended June 30, 2000 and 7.81 percent for calendar year 2000.

For the first and second quarter of 2001, the Company paid quarterly dividends of $0.06 per share or $0.12 for the first two quarters of 2001 compared to $0.04 per share for the first quarter of 2000 and $0.045 for the second quarter of 2000 or $0.085 for the first two quarters of 2000. The dividend payout ratio, defined, as dividends per share divided by net income per share, was 21.43 percent in the six month period ended June 30, 2001 as compared to 16.04 percent in the six month period ended June 30, 2000.

As of June 30, 2001, management was not aware of any recommendations by regulatory authorities which if they were to be implemented, would have a material effect on the Company's liquidity, capital resources or results of operations. However, it is possible that examinations by regulatory authorities in the future could precipitate additional loss charge-offs that could materially impact the Company's liquidity, capital resources and results of operations.

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

Net Income

Net income in the three month period ended June 30, 2001 was $1,222,000 as compared to $1,145,000 in the three month period ended June 30, 2000, or an increase of 6.72 percent while net income in the six month period ended June 30, 2001 was $2,482,000 as compared to $2,358,000 in the six month period ended June 30, 2000, or an increase of 5.26 percent. This modest increase is primarily attributable to net interest margin compression that resulted from the U. S. Federal Reserve lowering interest rates 275 basis points during the first half of the year. The company's net interest margin declined 50 basis points to 3.94 percent in the six month period ended June 30, 2001 compared to 4.44 percent in the six month period ended June 30, 2000. The negative impact of declining net interest margins was offset by increased growth as Colony continues to experience strong loan demand in both its established markets and its newer markets. On a fully diluted share basis, net income increased to $0.27 per share in the three month period ended June 30, 2001 from $0.26 for the same period in 2000, or an increase of 3.85 percent while net income increased to $0.56 per share in the six month period ended June 30, 2001 from $0.53 for the same period in 2000, or an increase of 5.66 percent.

Net Interest Margin

Net interest margin decreased by 63 basis points to 3.87 percent in second quarter 2001 as compared to 4.50 percent in second quarter 2000. Net interest margin decreased by 36 basis points to 4.02 percent in first quarter 2001 as compared to 4.38 percent in first quarter 2000. The company's net interest margin declined 50 basis points to 3.94 percent in the six month period ended June 30, 2001 compared to 4.44 percent for the same period a year ago. The net interest margin compression was primarily attributable to U. S. Federal Reserve lowering interest rates 275 basis points during the first half of 2001. Margin compression during the second quarter was offset by an increase in average earning assets that resulted in net interest income increasing by 2.52 percent to $4,967,000 in second quarter 2001 from $4,845,000 for the same period in 2000. Net interest income increased 5.64 percent to $9,863,000 in the six month period ended June 30, 2001 from $9,336,000 for the same period in 2000. Average earning assets increased to $506,731,000 in the six month period ended June 30, 2001 from $426,823,000 for the same period a year ago. For the six months ended June 30, 2001 compared to the same period in 2000, average loans increased by $71,838,000 or 21.25 percent, average funds sold increased by $1,570,000 or
11.74 percent, average investment securities increased by $10,315,000 or 15.94 percent, average interest-bearing deposits in other banks decreased by $5,643,000 or 52.94 percent and average interest-bearing other assets increased $1,828,000 or 100.00 percent resulting in a net increase in average earning assets of $79,908,000 or 18.72 percent.

The net increase in average assets was funded by a net increase in average deposits of 18.83 percent to $460,094,000 in the six month period ended June 30, 2001 from $387,184,000 for the same period a year ago. Average interest-bearing deposits increased by 20.37 percent to $423,287,000 in the six month period ended June 30, 2001 compared to $351,641,000 for the same period a year ago, while average noninterest-bearing deposits increased 3.56 percent to $36,807,000 in the six month period ended June 30, 2001 compared to $35,543,000 for the same period a year ago. Average noninterest-bearing deposits represented 8.00 percent of average total deposits in the six month period ended June 30, 2001 as compared to 9.18 percent for the same period a year ago and 8.52 percent for calendar year 2000.

Interest expense increased in the three month period ended June 30, 2001 by $1,404,000 compared to the same period a year ago and increased by $3,145,000 in the six month period ended June 30, 2001 compared to the same period in 2000. The increase is primarily attributable to the increase in average interest-bearing deposits to $423,287,000 in the six month period ended June 30, 2001 compared to $351,641,000 for the same period in 2000. The combination of the increase in average earning assets and the decrease in the net interest margin resulted in an increase of net interest income of $122,000 in the three month period ended June 30, 2001 compared to the same period a year ago and an increase of net interest income of $527,000 in the six month period ended June 30, 2001 compared to the same period a year ago.

Provision for Loan Losses

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on nonaccruing, past due and other loans that management believes require attention.

The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at a level management has determined to be adequate. The provision for loan losses was $373,000 in the three month period ended June 30, 2001 as compared to $605,000 in the three month period ended June 30, 2000, representing a decrease of $232,000 or 38.35 percent. The provision for loan losses was $659,000 in the six month period ended June 30, 2001 as compared to $1,082,000 in the six month period ended June 30, 2000, representing a decrease of $423,000 or 39.09 percent. Net loan charge-offs represented 129.49 percent of the provision for loan losses in the three month period ended June 30, 2001 as compared to 40.50 percent for the same period a year ago and represented 65.55 percent in the six month peirod ended June 30, 2001 as compared to 62.57 percent for the same period a year ago. Net loan charge-offs in the six month period ended June 30, 2001 were 0.11 percent of average loans, down from 0.20 percent for the same period a year ago. During the first six months of 2001 and 2000, a net of $432,000 and $677,000, respectively, was charged-off. The leveling off of loan charge-offs results from management's effort the past several years to improve credit quality and to eliminate weak and marginal credits. As of June 30, 2001, the allowance for loan losses was 1.36 percent of total loans outstanding as compared to an allowance for loan losses of 1.40 percent of total loans outstanding as of June 30, 2000. The loan loss reserve of 1.36 percent of total loans outstanding provided coverage of 73.61 percent of nonperforming loans and 68.94 percent of nonperforming assets as of June 30, 2001 compared to 95.73 percent and 89.76 percent, respectively as of June 30, 2000. The determination of the reserve rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management considers the June 30, 2001 allowance for loan losses adequate to cover potential losses in the loan portfolio.

Noninterest Income

Noninterest income consists primarily of service charges on deposit accounts. Service charges on deposit accounts totaled $749,000 in second quarter 2001 compared to $620,000 in second quarter 2000 or an increase of 20.81 percent and totaled $1,447,000 in six months ended June 30, 2001 compared to $1,182,000 in the same period a year ago, or an increase of 22.42 percent. This increase is attributable to the increase in noninterest-bearing and interest-bearing demand deposit accounts and increased fee income associated with the mortgage company. All other noninterest income increased to $313,000 in second quarter 2001 from $215,000 a year ago, or a 45.58 percent increase, while all other noninterest income increased to $587,000 in the six month period ended June 30, 2001 from $500,000 a year ago, or an increase of 17.40 percent. The primary increase in noninterest income is attributable to $49,000 gain on bonds sold in second quarter 2001 and $64,000 gain on bonds sold in the six month period ended June 30, 2001 compared to zero gains for both periods in 2000. Thus, total noninterest income in second quarter 2001 was $1,062,000 compared to $835,000 in second quarter 2000, or an increase of 27.19 percent and was $2,034,000 in six months ended June 30, 2001 compared to $1,682,000 in the same period a year ago, or an increase of 20.93 percent.

Noninterest Expense

Noninterest expense increased by 13.09 percent to $3,792,000 in three months ended June 30, 2001 from 3,353,000 in the same period a year ago and increased by 16.21 percent to $7,478,000 in six months ended June 30, 2001 from $6,435,000 in the same period a year ago. Salaries and employee benefits increased 14.83 percent to $2,114,000 in second quarter 2001 from $1,841,000 in second quarter 2000 and increased 16.39 percent to $4,162,000 in six months ended June 30, 2001 from $3,576,000 in the same period a year ago. These increases are primarily due to increased staffing with two new branches opened in Fall 2000 and the acquisition of a mortgage company in March 2000. Occupancy and equipment expense increased by 10.77 percent to $648,000 in second quarter 2001 from $585,000 in second quarter 2000 and by 21.82 percent to $1,323,000 in six months ended June 30, 2001 from $1,086,000 in the same period a year ago. The increases are primarily due to additional depreciation and occupancy expense with the new offices opened during 2000. All other noninterest expense increased 11.11 percent to $1,030,000 in second quarter 2001 from $927,000 in second quarter 2000 and by 12.41 percent to $1,993,000 in six months ended June 30, 2001 from $1,773,000 in the same period a year ago. Other increases in noninterest expense are primarily attributable to expenses incurred in opening two new offices and the mortgage company during 2000.


Income Tax Expense

Income before taxes increased by $142,000 to $1,864,000 in second quarter 2001 from $1,722,000 in second quarter 2000 and by $259,000 to $3,760,000 in six months ended June 30, 2001 from $3,501,000 in the same period a year ago. Income tax expense increased 11.27 percent to $642,000 in second quarter 2001 from $577,000 in second quarter 2000 and by 11.81 percent to $1,278,000 in six months ended June 30, 2001 from $1,143,000 in the same period a year ago. Income tax expense as a percentage of income before taxes was 34.44 percent in second quarter 2001 compared to 33.51 percent in second quarter 2000, or an increase of 2.78 percent while income tax expense as a percentage of income before taxes was 33.99 percent in six months ended June 30, 2001 compared to 32.65 percent in the same period a year ago, or an increase of 4.10 percent.

Future Outlook

Colony is an emerging company operating in an industry filled with nonregulated competitors and a rapid pace of consolidation. The year brings with it new opportunities for growth in our existing markets, as well as opportunities to expand into new markets through branch acquisitions and branching. Colony completed two new branches in 2000, which are located in Moultrie and Soperton, Georgia. In addition Colony acquired Georgia First Mortgage Company located in Albany, Georgia during 2000. For 2001, Colony has targeted one new branch office to be located in the Dougherty/Lee County market and one new branch to be located in the Warner Robins market. The Company will close the Lee County supermarket office when the new facility in the Dougherty/Lee County market is ready for occupancy during the third quarter of 2001. The Warner Robins office will open in temporary offices during the third quarter of 2001 while a permanent facility is being constructed that will be completed in 2002.

Liquidity

The Company's goals with respect to liquidity are to ensure that sufficient funds are available to meet current operating requirements and to provide reserves against unforeseen liquidity requirements. Management continuously reviews the Company's liquidity position, which is maintained on a basis consistent with established internal guidelines and the tests and reviews of the various regulatory authorities. The Company's primary liquidity sources at June 30, 2001 included cash, due from banks, federal funds and short-term investment securities. The Company also has the ability, on a short-term basis, to borrow funds from Federal Home Loan Bank and correspondent banks. The mix of asset maturities contributes to the company's overall liquidity position.

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


                                    BUSINESS

General

The Company was organized in 1983 as a bank holding company through the merger of Colony Bank of Fitzgerald with a subsidiary of the Company. Since that time, Colony Bank of Fitzgerald, which was formed by principals of Colony Bankcorp, Inc. in 1976, has operated as a wholly-owned subsidiary of the Company. In April 1984, Colony Bankcorp, Inc. acquired Colony Bank Wilcox, and in November 1984, Colony Bank Ashburn became a wholly-owned subsidiary of Colony Bankcorp, Inc. Colony Bankcorp, Inc. continued its growth with the acquisition of Colony Bank of Dodge County in September 1985. In August 1991, Colony Bankcorp, Inc. acquired Colony Bank Worth. In November 1996, Colony Bankcorp, Inc. acquired Colony Bank Southeast and in November 1996 formed a non-bank subsidiary Colony Management Services, Inc.

Through its six subsidiary banks, Colony Bankcorp, Inc. operates a full-service banking business and offers a broad range of retail and commercial banking services including checking, savings, NOW accounts, money market and time deposits of various types; loans for business, agriculture, real estate, personal uses, home improvement and automobiles; credit card; letters of credit; investment and discount brokerage services; IRA's; safe deposit box rentals, bank money orders; electronic funds transfer services, including wire transfers and automated teller machines and internet accounts. Each of the Banks is a state chartered institution whose customer deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation.

On April 2, 1998, the Company was listed on Nasdaq National Market. The Company's common stock trades on the Nasdaq Stock Market under the symbol "CBAN". The Company presently has approximately 1,150 shareholders as of June 30, 2001. "The Nasdaq Stock Market" or "Nasdaq" is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting and order execution systems. This market also provides specialized automation services for screen-based negotiations of transactions, on-line comparison of transactions, and a range of informational services tailored to the needs of the securities industry, investors and issuers. The Nasdaq Stock Market is operated by The Nasdaq Stock Market, Inc., a wholly-owned subsidiary of the National Association of Securities Dealers, Inc.


PART II- OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The Annual Meeting of the Shareholders of the Company was held on April 24, 2001. At the Annual Meeting of the Shareholders, proxies were solicited under Regulation 14 of the Securities and Exchange Act of 1934. Total shares amount to 4,445,526. A total of 3,125,697.68 shares (70.3 percent) were represented by shareholders in attendance or by proxy. The following directors were elected by yes votes totaling 3,111,041.25, no votes totaling 3,956.43 and abstained votes totaling 10,700 to serve one year until the next annual meeting:


      Marion H. Massee, III     Milton N. Hopkins, Jr.  W. B. Roberts, Jr.
      Terry L. Coleman          Harold E. Kimball       R. Sidney Ross
      L. Morris Downing, Jr.    Ben. B. Mills, Jr.      Walter Patten
      Terry L. Hester           James D. Minix          Curtis Summerlin
      Ralph Roberts             Joe Shiver


Shareholders voted upon no other matters.



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


A.  Exhibits - None

B. There have been no reports filed on Form 8-K for the quarter ended June 30, 2001.



                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       COLONY BANKCORP, INC.


       August 8, 2001                  /s/ James D. Minix
------------------------------         -----------------------------------------
Date                                   James D. Minix, President and
                                       Chief Executive Officer


                                       /s/ Terry L. Hester
                                       -----------------------------------------
                                       Terry L. Hester, Executive Vice President
                                       And Chief Financial Officer