Form 10-Q
period 2001-09-30
COLONY BANKCORP INC
filed 2001-11-13
CIK 711669

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      FOR QUARTER ENDED SEPTEMBER 30, 2001 COMMISSION FILE NUMBER 0-12436

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

YES   X NO

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE CLOSE OF THE PERIOD COVERED BY THIS REPORT.

         CLASS                     OUTSTANDING AT SEPTEMBER 30, 2001
         -----                     ---------------------------------
COMMON STOCK, $1 PAR VALUE                   4,445,526

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE FOLLOWING FINANCIAL STATEMENTS ARE PROVIDED FOR COLONY BANKCORP, INC. AND
SUBSIDIARIES: COLONY BANK OF FITZGERALD, COLONY BANK ASHBURN, COLONY BANK WILCOX, COLONY BANK OF DODGE COUNTY, COLONY BANK WORTH, COLONY BANK SOUTHEAST AND COLONY MANAGEMENT SERVICES, INC.

     A.   CONSOLIDATED BALANCE SHEETS - SEPTEMBER 30, 2001 AND DECEMBER 31,
          2000.

     B. CONSOLIDATED STATEMENTS OF INCOME - FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000.

     C. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000.

     D. CONSOLIDATED STATEMENTS OF CASH FLOWS - FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000.

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

             COLONY BANKCORP, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
            SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                     (DOLLARS IN THOUSANDS)

                                                        Sept 30, 2001  Dec 31, 2000
                                                        -------------  ------------
ASSETS                                                    (Unaudited)
Cash and Balances Due from Depository Institutions         $  17,989    $  18,594
Federal Funds Sold                                            18,801       21,675
Investment Securities
     Available for Sale, at Fair Value                        76,387       70,222
     Held to Maturity, at Cost (Fair Value of $157 and
     $291, Respectively)                                         157          293
Loans Held for Sale                                            1,427        1,513
Loans                                                        453,036      388,007
     Allowance for Loan Losses                                (6,093)      (5,661)
     Unearned Interest and Fees                                   (2)          (4)
                                                             446,941      382,342

Premises and Equipment                                        14,797       14,047
Other Real Estate                                              1,375          349
Other Assets                                                  12,901       10,868
                                                       --------------  ------------
Total Assets                                               $ 590,775    $ 519,903
                                                       ==============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
     Noninterest-Bearing                                   $  36,849    $  38,649
     Interest-Bearing                                        462,491      411,363
                                                       --------------  ------------
                                                             499,340      450,012

Federal Funds Purchased                                          572            0
Borrowed Money                                                42,120       25,086

Other Liabilities                                              4,046        4,595

Stockholders' Equity
     Common Stock, Par Value $1, Authorized 20,000,000
     Shares, Issued 4,445,526 and 4,440,276 Shares as of
     Sept 30, 2001 and December 31, 2000, Respectively         4,446        4,440
     Paid-In Capital                                          21,650       21,603
     Retained Earnings                                        17,278       14,436
     Restricted Stock - Unearned Compensation                    (69)         (47)
     Accumulated Other Comprehensive Income, Net of Tax        1,392         (222)
                                                       --------------  -------------
                                                              44,697       40,210
                                                       --------------  -------------

Total Liabilities and Stockholders' Equity                 $ 590,775    $ 519,903
                                                       ==============  =============

The accompanying notes are an integral part of these balance sheets.

                    COLONY BANKCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
               AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                            Three Months Ended             Nine Months Ended
                                                          09/30/01       09/30/00      09/30/01        09/30/00
                                                          --------       --------      --------        --------
Interest Income
     Loans, including fees                              $    10,305   $     9,607    $    30,371   $    26,336
     Federal Funds Sold                                         116           313            520           711
     Deposits with Other Banks                                   45           115            163           440
     Investment Securities
          U.S. Treasury & Federal Agencies                      740           633          2,328         2,180
          State, County and Municipal                            96            83            263           275
          Other Investments                                     318           175            864           201
     Dividends on Other Investments                              34            29             98            93
                                                        -----------   -----------    -----------   -----------
                                                             11,654        10,955         34,607        30,236
                                                        -----------   -----------    -----------   -----------

Interest Expense
     Deposits                                                 5,999         5,416         18,105        14,483
     Federal Funds Purchased                                      2             7             13            16
     Borrowed Money                                             533           535          1,506         1,404
                                                        -----------   -----------    -----------   -----------
                                                              6,534         5,958         19,624        15,903
                                                        -----------   -----------    -----------   -----------

Net Interest Income                                           5,120         4,997         14,983        14,333
     Provision for Loan Losses                                  453           752          1,112         1,834
                                                        -----------   -----------    -----------   -----------
Net Interest Income After Provision for loan losses           4,667         4,245         13,871        12,499
                                                        -----------   -----------    -----------   -----------

Noninterest Income
     Service Charges on Deposits                                754           694          2,201         1,876
     Other Service Charges, Commissions & Fees                  129           128            389           383
     Security Gains, net                                          0          (494)            64          (494)
     Other Income                                               107            71            370           316
                                                        -----------   -----------    -----------   -----------
                                                                990           399          3,024         2,081
                                                        -----------   -----------    -----------   -----------

Noninterest Expense
     Salaries and Employee Benefits                           2,087         1,904          6,249         5,480
     Occupancy and Equipment                                    720           646          2,043         1,732
     Other Operating Expenses                                 1,092           855          3,085         2,628
                                                        -----------   -----------    -----------   -----------
                                                              3,899         3,405         11,377         9,840
                                                        -----------   -----------    -----------   -----------

Income Before Income Taxes                                    1,758         1,239          5,518         4,740
Income Taxes                                                    598           400          1,876         1,543
                                                        -----------   -----------    -----------   -----------
Net Income                                              $     1,160   $       839    $     3,642   $     3,197
                                                        ===========   ===========    ===========   ===========
Net Income Per Share of Common Stock
     Basic                                              $      0.26   $      0.19    $      0.82   $      0.72
                                                        ===========   ===========    ===========   ===========
     Diluted                                            $      0.26   $      0.19    $      0.82   $      0.72
                                                        ===========   ===========    ===========   ===========
Weighted Average Shares Outstanding                       4,445,526     4,440,276      4,445,526     4,440,276
                                                        ===========   ===========    ===========   ===========

The accompanying notes are an integral part of these statements

                      COLONY BANKCORP INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
               AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)


                                                        Three Months Ended   Nine Months Ended
                                                       09/30/01    09/30/00 09/30/01   09/30/00
                                                       --------    -------- --------   --------
Net Income                                              $ 1,160   $   839   $ 3,642    $ 3,197

Other Comprehensive Income, Net of Tax
     Gains (Losses) on Securities Arising During Year       784       437     1,656        490
     Reclassification Adjustment                              0       326       (42)       326
                                                        -------    -------- --------   --------

     Unrealized Gains (Losses) on Securities                784       763     1,614        816
                                                        -------    -------- --------   --------

Comprehensive Income                                    $ 1,944   $ 1,602   $ 5,256    $ 4,013
                                                        =======    ======== ========   ========

The accompanying notes are an integral part of these statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                                2001        2000
                                                                ----        ----
CASH FLOW FROM OPERATING ACTIVITIES

Net Income                                                  $  3,642    $  3,197
Adjustments to reconcile net income to net cash
     provided by operating activities:
     (Gain) loss on sale of investment securities                (64)        494
     Depreciation                                              1,048         946
     Provision for loan losses                                 1,112       1,834
     Amortization of excess costs                                 41          40
     Other prepaids, deferrals and accruals, net              (2,906)     (1,253)
                                                            --------    --------
          Total Adjustments                                     (769)      2,061
                                                            --------    --------
          Net cash provided by operating activities            2,873       5,258
                                                            --------    --------

CASH FLOW FROM INVESTING ACTIVITIES

Purchase of other assets (FHLB stock)                           (454)          0
Purchases of securities available for sale                   (48,191)    (20,879)
Proceeds from sales of securities available for sale          13,670      17,475
Proceeds from maturities, calls, and paydowns of
     investment securities:
          Available for Sale                                  29,010       2,999
          Held to Maturity                                       140         371
Decrease (Increase) in interest-bearing deposits in banks     (2,632)       (301)
(Increase) in loans                                          (64,945)    (63,073)
Purchase of premises and equipment                            (1,716)     (2,002)
                                                            --------    --------
          Net cash provided by investing activities          (75,118)    (65,410)
                                                            --------    --------

CASH FLOW FROM FINANCING ACTIVITIES

Net increase in deposits                                      49,328      50,948
Federal funds purchased                                          572         230
Dividends paid                                                  (800)       (555)
Net (decrease) increase in other borrowed money               17,034      10,252
                                                            --------    --------
          Net cash provided by financing activities           66,134      60,875
                                                            --------    --------

Net increase (decrease) in cash and cash equivalents          (6,111)        723
Cash and cash equivalents at beginning of period              37,357      31,126
                                                            --------    --------
Cash and cash equivalents at end of period                  $ 31,246    $ 31,849
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

Securities available for sale are measured at fair value with unrealized gains and losses reported net of deferred taxes as a separate component of stockholders' equity. Fair value represents an approximation of realizable value as of September 30, 2001 and December 31, 2000. Realized and unrealized gains and losses are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

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

----------------------------------------------------------

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

----------------------------------------------------------

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

(2) Cash and Balances Due from Depository Institutions
------------------------------------------------------

Components of cash and balances due from depository institutions at September 30, 2001 and December 31, 2000 are as follows:

                                                      September 30, 2001    December 31, 2000
                                                      ------------------    -----------------
Cash on Hand and Cash Items                                    $  4,859             $  4,846
Noninterest-Bearing Deposits with Other Banks                     7,586               10,836
Interest-Bearing Deposits with Other Banks                        5,544                2,912
                                                               ---------            ---------
                                                               $ 17,989             $ 18,594
                                                               =========            =========


(3) Investment Securities

Investment securities as of September 30, 2001 are summarized as follows:

                                                                 Gross     Gross
                                     Amortized  Unrealized  Unrealized      Fair
                                          Cost       Gains      Losses     Value
                                    -----------   --------    --------  --------
Securities Available for Sale

U.S. Government Agencies
     Mortgage-Backed                $ 43,539   $  1,179    ($    16)   $ 44,702
     Other                             2,736        119           0       2,855
State, County & Municipal              9,158        168          (3)      9,323
Corporate Obligations                 17,625        926           0      18,551
Marketable Equity Securities           1,130          0        (174)        956
                                   ----------  ---------    --------- ----------
                                    $ 74,188   $  2,392    ($   193)   $ 76,387
                                   ==========  =========    ========= ==========

Securities Held to Maturity:
     State, County and Municipal    $    157   $      0     $     0    $    157
                                   ==========  ========     ========= ==========

The amortized cost and fair value of investment securities as of September 30, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                      Securities
                                             -----------------------------------------------------------------
                                                  Available for Sale                 Held to Maturity
                                                  ------------------                 ----------------
                                             Amortized Cost    Fair Value     Amortized Cost       Fair Value
                                             --------------    ----------     --------------       -----------
Due in One Year or Less                         $   301         $   305           $  0             $  0
Due After One Year Through Five Years             6,343           6,477              0                0
Due After Five Years Through Ten Years            3,830           3,961              0                0
Due After Ten Years                               1,420           1,435            157              157
                                                -------         -------           ----             ----
                                                 11,894          12,178            157              157

Corporate Obligations                            17,625          18,551              0                0
Marketable Equity Securities                      1,130             956              0                0
Mortgage-Backed Securities                       43,539          44,702              0                0
                                                -------         -------           ----             ----
                                                $74,188         $76,387           $157             $157
                                                =======         =======           ====             ====

Investment securities as of December 31, 2000 are summarized as follows:

                                                                    Gross         Gross
                                     Amortized    Unrealized   Unrealized          Fair
                                          Cost         Gains       Losses         Value
                                    -----------  ------------  -----------    ----------
Securities Available for Sale:
U.S. Government Agencies
     Mortgage-Backed Securities        $15,112          $  45         ($36)      $15,121
     Other                              35,509             57         (300)       35,266
State, County & Municipal                8,044             33          (57)        8,020
The Banker's Bank Stock                     50              0            0            50
Federal Home Loan Bank Stock             1,610                                    1,610
Marketable Equity Securities             1,130              0         (188)          942
Corporate Obligations                    9,007            206            0         9,213
                                       -------          -----       ------       -------
                                       $70,462          $ 341        ($581)      $70,222
                                       =======          =====       ======       =======

Securities Held to Maturity:
     State, County and Municipal       $   293          $   0          ($2)      $   291
                                       =======          =====       ======       =======


Proceeds from sales of investments available for sale were $13,670 during the first nine months of 2001. Gross realized gains totaled $78 during the first nine months of 2001. Gross realized losses totaled $14 during the first nine months of 2001.

Investment securities having a carry value approximating $36,777 and $32,658 as of September 30, 2001 and December 31, 2000, respectively, were pledged to secure public deposits and for other purposes.


(4) Loans
---------

The composition of loans as of September 30, 2001 and December 31, 2000 was as follows:

                                        September 30, 2001   December 31, 2000
                                        ------------------   -----------------

Commercial, Financial and Agricultural             $50,568             $77,448
Real Estate - Construction                           7,572               5,961
Real Estate - Farmland                              28,947              23,411
Real Estate - Other                                282,200             207,396
Installment Loans to Individuals                    66,106              59,862
All Other Loans                                     17,643              13,929
                                                  --------            --------
                                                  $453,036            $388,007
                                                  ========            ========

Nonaccrual loans are loans for which principal and interest are doubtful of collection in accordance with original loan terms and for which accruals of interest have been discontinued due to payment delinquency. Nonaccrual loans totaled $7,259 and $5,164 as of September 30, 2001 and December 31, 2000, respectively. On September 30, 2001, the Company had 90 day past due loans with principal balances of $630 and restructured loans with principal balances of $583.


(5)  Allowance for Loan Losses
------------------------------

Transactions in the allowance for loan losses are summarized below for nine months ended September 30, 2001 and September 30, 2000 as follows:

                                        September 30, 2001   September 30,2000
                                        ------------------   -----------------

Balance Beginning                                   $5,661              $4,682
     Provision Charged to Operating Expenses         1,112               1,834
     Loans Charged Off                                (951)             (1,275)
     Loan Recoveries                                   271                 193
                                                    ------              ------
Balance, ending                                     $6,093              $5,434
                                                    ======              ======



(6)  Premises and Equipment
---------------------------

Premises and equipment are comprised of the following as of September 30, 2001 and December 31, 2000:

                                        September 30, 2001   September 30,2000
                                        ------------------   -----------------


Land                                               $ 2,079             $ 1,769
Building                                            11,059              11,013
Furniture, Fixtures and Equipment                    9,261               8,771
Leasehold Improvements                                 262                 262
Construction in Progress                               967                  48
                                                   -------             -------
                                                    23,628              21,863
                                                   -------             -------

Accumulated Depreciation                            (8,831)             (7,816)
                                                   -------             -------
                                                   $14,797             $14,047
                                                   =======             =======

Depreciation charged to operations totaled $1,048 and $946 for September 30, 2001 and September 30, 2000 respectively.

Certain Company facilities and equipment are leased under various operating leases. Rental expense approximated $113 and $117 for nine months ended September 30, 2001 and 2000.

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

(8) Deposits
------------

Components of interest-bearing deposits as of September 30, 2001 and December 31, 2000 are as follows:

                                 September 30, 2001        December 31, 2000
                                 ------------------        -----------------

Interest-Bearing Demand                    $ 79,983                 $ 72,833
Savings                                      18,617                   13,072
Time, $100,000 and Over                     114,216                  111,875
Other Time                                  249,675                  213,583
                                           --------                 --------
                                           $462,491                 $411,363
                                           ========                 ========

The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of one hundred thousand, was approximately $99,034 and $99,263 as of September 30, 2001 and December 31, 2000, respectively.

As of September 30, 2001 and December 31, 2000, the scheduled maturities of certificates of deposits are as follows:

         Maturity                  September 30, 2001     December 31, 2000
         --------                  ------------------     -----------------
         One Year and Under                  $300,380           $268,753
         One to Three Years                    51,975             46,016
         Three Years and Over                  11,536             10,689
                                             --------           --------
                                             $363,891           $325,458
                                             ========           ========

(9) Borrowed Money
    --------------

Borrowed money at September 30, 2001 and December 31, 2000 is summarized as follows:

                                   September 30, 2001    December 31, 2000
                                   ------------------    -----------------
Federal Home Loan Bank Advances                $41,100             $23,800
First Port City Note Payable                       578                 674
The Banker's Bank Note Payable                     442                 612
                                               -------             -------
                                               $42,120             $25,086
                                               =======             =======

Advances from the Federal Home Loan Bank (FHLB) have maturities ranging from 2001 to 2010 and interest rates ranging from 2.64 percent to 6.98 percent. Under the Blanket Agreement for Advances and Security Agreement with the FHLB, residential first mortgage loans are pledged as collateral for the FHLB advances outstanding.

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

The aggregate stated maturities of borrowed money at September 30, 2001 are as follows:

               Year                                      Amount
               ----                                      ------
               2001                                      $2,000
               2002                                      17,100
               2003                                       6,520
               2004                                       3,000
               2005 and Thereafter                       13,500
                                                        -------
                                                        $42,120
                                                        =======

(10) Profit Sharing Plan
------------------------

The Company has a profit sharing plan that covers substantially all employees who meet certain age and service requirements. It is the Company's policy to make contributions to the plan as approved annually by the board of directors. The total provision for contributions to the plan was $369 for 2000, $328 for 1999 and $264 for 1998.


(11) Commitments and Contingencies
----------------------------------
In the normal course of business, certain commitments and contingencies are incurred which are not reflected in the consolidated financial statements. Commitments under standby letters of credit to U.S. addresses approximate $1,621 as of September 30, 2001 and $1,770 as of December 31, 2000. Unfulfilled loan commitments as of September 30, 2001 and December 31, 2000 approximated $43,805 and $40,495 respectively. No losses are anticipated as a result of commitments and contingencies.

Colony Bank Fitzgerald is currently constructing a new branch to be located in the Warner Robins/Houston County market. The total estimated cost to complete construction and furnish the facility is $1,200. At September 30, 2001 the bank had paid approximately $13 of the total estimated cost.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The amounts and ratios as defined in regulations are presented hereafter. Management believes, as of September 30, 2001, the Company meets all capital adequacy requirements to which it is subject and is classified as well capitalized under the regulatory framework for prompt corrective action. In the opinion of management, there are no conditions or events since prior notification of capital adequacy from the regulators that have changed the institution's category.

                                                                             To Be Well Capitalized
                                                            For Capital      Under Prompt Corrective
                                        Actual           Adequacy Purposes      Action Provisions
                                        ------           -----------------   -----------------------
                                  Amount      Ratio      Amount      Ratio       Amount       Ratio
                                  ------      -----      ------      -----       ------       -----
As of September 30, 2001
Total Capital
     to Risk-Weighted Assets     $48,622     10.30%     $37,758      8.00%      $47,197      10.00%
Tier 1 Capital
     to Risk-Weighted Assets      42,720      9.05%      18,879      4.00%       28,318       6.00%
Tier 1 Capital
     to Average Assets            42,720      7.44%      22,956      4.00%       28,695       5.00%

As of December 31, 2000

Total Capital
     to Risk-Weighted Assets     $44,990     10.88%     $33,068      8.00%      $41,335      10.00%
Tier 1 Capital
     to Risk-Weighted Assets      39,817      9.63%      16,534      4.00%       24,801       6.00%
Tier 1 Capital
     to Average Assets            39,817      7.80%      20,397      4.00%       25,496       5.00%

(13) Financial Information of Colony Bankcorp, Inc. (Parent Only)
-----------------------------------------------------------------

The parent company's balance sheets as of September 30, 2001 and December 31, 2000 and the related statements of income and comprehensive income and cash flows are as follows:

                      COLONY BANKCORP, INC. (PARENT ONLY)
                                BALANCE SHEETS
           FOR PERIOD ENDED SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

ASSETS                                                      Sept 30, 2001     Dec 31, 2001
                                                            -------------     ------------
                                                              (Unaudited)
Cash                                                             $     47         $      4
Investments in Subsidiaries at Equity                              44,252           39,875
Other                                                               1,322            1,354
                                                                 --------         --------
Totals Assets                                                    $ 45,621         $ 41,233
                                                                 ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Dividends Payable                                           $    266         $    266
     Notes and Debentures Payable                                     578              674
     Other                                                             80               83
                                                                 --------         --------
                                                                      924            1,023
Stockholders' Equity
     Common Stock, Par Value $1 a Share; Authorized 20,000,000
     Shares, Issued 4,445,526 and 4,440,276 Shares
     as of Sept 30, 2001 and December 31, 2000
     Respectively                                                   4,446            4,440
     Paid-In Capital                                               21,650           21,603
     Retained Earnings                                             17,278           14,436
     Restricted Stock - Unearned Compensation                         (69)             (47)
     Accumulated Other Comprehensive Income, Net of Tax             1,392             (222)
                                                                 --------         --------
Total Stockholders' Equity                                         44,697           40,210
                                                                 --------         --------
Total Liabilities and Stockholders' Equity                       $ 45,621         $ 41,233
                                                                 ========         ========

-----------------------------------------------------------------------------

                      COLONY BANKCORP, INC. (PARENT ONLY)
                 STATEMENT OF INCOME AND COMPREHENSIVE INCOME
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
                                  (UNAUDITED)

                                                                     Sept 30, 2001   Sept 30, 2000
                                                                     -------------   -------------
Income
     Dividends from Subsidiaries                                           $ 1,350         $ 1,656
     Other                                                                      50              54
                                                                           -------        --------
                                                                             1,400           1,710
                                                                           -------         -------
Expenses
     Interest                                                                   31              43
     Amortization                                                               14              14
     Other                                                                     711             584
                                                                           -------         -------
                                                                               756             641
                                                                           -------         -------

Income Before Taxes and Equity in Undistributed Earnings
          of Subsidiaries                                                      644           1,069
     Income Tax (Benefits)                                                    (236)           (190)
                                                                           -------         -------

Income Before Taxes and Equity in Undistributed Earnings of Subsidiaries       880           1,259
     Equity in Undistributed Earnings of Subsidiaries                        2,762           1,938
                                                                           -------         -------

Net Income                                                                   3,642           3,197
                                                                           -------         -------

Other Comprehensive Income, Net of Tax
     Gains (losses) on Securities Arising During Year                        1,656             490
     Reclassification Adjustment                                               (42)            326
                                                                           -------         -------

     Unrealized Gains (Losses) in Securities                                 1,614             816
                                                                           -------         -------

Comprehensive Income                                                       $ 5,256         $ 4,013
                                                                           =======         =======

(13) Financial Information of Colony Bankcorp, Inc. (Parent Only) (continued)
-----------------------------------------------------------------------------

                      COLONY BANKCORP, INC. (PARENT ONLY)
                            STATEMENT OF CASH FLOWS
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
                                  (UNAUDITED)


                                                       Sept 30, 2001     Sept 30,2000
                                                       -------------     ------------
Cash Flows from Operating Activities
   Net Income                                               $  3,642         $  3,197
   Adjustments to Reconcile Net Income to Net Cash
   Provided from Operating Activities
     Depreciation and Amortization                                67               73
     Equity in Undistributed Earnings of Subsidiary           (2,762)          (1,938)
     Other                                                        11               (1)
                                                            --------         --------
                                                                 958            1,331
                                                            --------         --------
Cash Flows from Investing Activities
   Capital Infusion in Subsidiary                                  0           (1,000)
   Purchase of Premises and Equipment                            (19)               0
                                                            --------         --------
                                                                 (19)          (1,000)
                                                            --------         --------
Cash Flows from Financing Activities
   Dividends Paid                                               (800)            (554)
   Proceeds from Issuance of Common Stock                          0                0
   Principal Payments on Notes and Debentures                    (96)               0
   Proceeds from Notes and Debentures                              0                0
                                                            --------         --------
                                                                (896)            (554)
                                                            --------         --------

Increase (Decrease) in Cash and Cash Equivalents                  43             (223)
Cash and Cash Equivalents, Beginning                               4              247
                                                            --------         --------
Cash and Cash Equivalents, Ending                           $     47         $     24
                                                            ========         ========

(14) Legal Contingencies
------------------------

In the ordinary course business, there are various legal proceedings pending against Colony and its subsidiaries. The aggregate liabilities, if any, arising from such proceedings would not, in the opinion of management, have a material adverse effect on Colony's consolidated financial position.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity represents the ability to provide adequate sources of funds for funding loan commitments and investment activities, as well as the ability to provide sufficient funds to cover deposit withdrawals, payment of debt and financing of operations. Converting assets to cash for these funds is primarily with proceeds from collections on loans and maturities of investment securities or by attracting and obtaining new deposits. In the nine month period ended September 30, 2001, the Company was successful in meeting its liquidity needs by increasing deposits 10.96% to $499,340,000 from deposits of $450,012,000 on December 31, 2000, by reducing Federal Funds 13.26% to $18,801,000 from $21,675,000 on December 31, 2000 and by increasing other borrowed money 67.90% to $42,120,000 from $25,086,000 on December 31, 2000. Should the need arise; the Company also maintains relationships with the Federal Home Loan Bank and several correspondent banks that can provide funds on short notice.

The Company's liquidity position remained acceptable in the nine month period ended September 30, 2001. Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, funds due and securities) represented 22.90 percent of average deposits in the nine month period ended September 30, 2001 as compared to 25.38 percent of average deposits in the nine month period ended September 30, 2000 and 25.22 percent for calendar year 2000. Average loans represented 89.94 percent of average deposits in the nine month period ended September 30, 2001 as compared to 88.08 percent in the nine month period ended September 30, 2000 and 87.97 percent for calendar year 2000. Average interest-bearing deposits were 83.29 percent of average earning assets in the nine month period ended September 30, 2001 as compared to 82.43 percent in the nine month period ended September 30, 2000 and 82.96 percent for calendar year 2000.

The Company satisfies most of its capital requirements through retained earnings. During the first three months of 2001, retained earnings provided $994,000 of increase in equity. Additionally, equity had an increase of $765,000 resulting from the change during the quarter in unrealized gains on securities available for sale, net of taxes and an increase of $10,000 resulting from the stock grant plan. Thus, total equity increased by a net amount of $1,769,000 in the three month period ended March 31, 2001. During the second quarter of 2001, retained earnings provided $955,000 of increase in equity. Additionally, equity had an increase of $65,000 resulting from the change during the quarter in unrealized gains on securities available for sale, net of taxes and an increase of $10,000 resulting from the stock grant plan. Thus, total equity increased by a net amount of $1,030,000 in the three month period ended June 30, 2001. During the third quarter of 2001, retained earnings provided $894,000 of increase in equity. Additionally, equity had an increase of $784,000 resulting from the change during the quarter in unrealized gains on securities available for sale, net of taxes and an increase of $10,000 resulting from the stock grant plan. Thus, total equity increased by a net amount of $1,688,000 in the three month period ended September 30, 2001 and increased by a net amount of $4,487,000 in the nine month period ended September 30, 2001. This compares to growth in equity of $1,036,000 from retained earnings, $42,000 increase resulting from changes in unrealized losses on securities and $6,000 increase resulting from the stock grant plan, or total equity increase of $1,084,000 in the three month period ended March 31, 2000. During the second quarter of 2000, retained earnings provided $944,000 of increase in equity, the change in unrealized gains on securities available for sale, net of taxes resulted in equity capital increasing $11,000 and the change in stock grant plan resulted in a $6,000 increase. Thus, total equity increased by a net amount of $961,000 in the second quarter of 2000. During the third quarter of 2000, retained earnings provided $639,000 of increase in equity, the change in unrealized gains on securities available for sale, net of taxes resulted in equity capital increasing $763,000 and the change in the stock grant plan resulted in a $6,000 increase. Thus, total equity increased by a net amount of $1,408,000 in the third quarter of 2000 and by a net amount of $3,453,000 in the nine month period ended September 30, 2000. Total equity increased by a net amount of $5,199,000 for calendar year 2000.

As of September 30, 2001, the Company's capital totaled approximately $44,697,000 and the only outstanding commitment for capital expenditures was by a subsidiary bank for construction of a branch facility in Warner Robins/ Houston County. Total cost of the facility will be approximately $1,200,000 with approximately $13,000 paid as of September 30, 2001 for construction completed.

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

Using the capital requirements presently in effect, the Tier 1 ratio as of September 30, 2001 was 9.05 percent and total Tier 1 and 2 risk-based capital was 10.30 percent. Both of these measures compare favorably with the regulatory minimum of 4 percent for Tier 1 and 8 percent for total risk-based capital. The Company's Tier 1 leverage ratio was 7.44 percent as of September 30, 2001 which exceeds the required ratio standard of 4 percent.

In the nine month period ended September 30, 2001, average capital was $42,333,000 representing 7.69 percent of average assets for the quarter. This compares to 7.85 percent in the nine month period ended September 30, 2000 and
7.81 percent for calendar year 2000.

For the first three quarters of 2001, the Company paid quarterly dividends of $0.06 per share or $0.18 for the first three quarters of 2001 compared to $0.04 per share for the first quarter of 2000 and $0.045 for the second and third quarter of 2000 or $0.13 for the first three quarters of 2000. The dividend payout ratio, defined, as dividends per share divided by net income per share, was 21.95 percent in the nine month period ended September 30, 2001 as compared to 18.06 percent in the nine month period ended September 30, 2000.

As of September 30, 2001, management was not aware of any recommendations by regulatory authorities which if they were to be implemented, would have a material effect on the Company's liquidity, capital resources or results of operations. However, it is possible that examinations by regulatory authorities in the future could precipitate additional loss charge-offs that could materially impact the Company's liquidity, capital resources and results of operations.

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

                                  Net Income

Net income in the three month period ended September 30, 2001 was $1,160,000 as compared to $839,000 in the three month period ended September 30, 2000, or an increase of 38.26 percent while net income in the nine month period ended September 30, 2001 was $3,642,000 as compared to $3,197,000 in the nine month period ended September 30, 2000, or an increase of 13.92 percent. This increase is primarily attributable to management effecting an $18 million bond swap transaction during third quarter 2000 that resulted in a loss on sale of securities of $494,000 pretax ($326,000 after tax). The company also realized net interest margin compression that resulted from the U. S. Federal Reserve lowering interest rates 350 basis points during the first nine months of 2001. The company's net interest margin declined 52 basis points to 3.90 percent in the nine month period ended September 30, 2001 compared to 4.42 percent in the nine month period ended September 30, 2000. The negative impact of declining net interest margins was offset by increased growth as Colony continues to experience strong loan demand in both its established markets and its newer markets. Operating income, which excludes the loss on sale of securities was $1,160,000 for the quarter ended September 30, 2001 compared to $1,165,000 for the same quarter a year ago. Operating income for the nine months ended September 30, 2001 was $3,600,000 as compared to $3,523,000 for the same period a year ago. On a fully diluted share basis, net income increased to $0.26 per share in the three month period ended September 30, 2001 from $0.19 for the same period in 2000, or an increase of 36.84 percent while net income increased to $0.82 per share in the nine month period ended September 30, 2001 from $0.72 for the same period in 2000, or an increase of 13.89 percent.

                              Net Interest Margin

The company's net interest margin decreased by 56 basis points to 3.83 percent in third quarter 2001 as compared to 4.39 percent in third quarter 2000. The company's net interest margin declined 52 basis points to 3.90 percent in the nine month period ended September 30, 2001 compared to 4.42 percent for the same period a year ago. The net interest margin compression was primarily attributable to U. S. Federal Reserve lowering interest rates 350 basis points during the first three quarters of 2001. Margin compression during the third quarter was offset by an increase in average earning assets that resulted in net interest income increasing by 2.46 percent to $5,120,000 in third quarter 2001 from $4,997,000 for the same period in 2000. Net interest income increased 4.53 percent to $14,983,000 in the nine month period ended September 30, 2001 from $14,333,000 for the same period in 2000. Average earning assets increased to $518,562,000 in the nine month period ended September 30, 2001 from $438,170,000 for the same period a year ago. For the nine months ended September 30, 2001 compared to the same period in 2000, average loans increased by $72,021,000 or
20.62 percent, average funds sold decreased by $649,000 or 4.31 percent, average investment securities increased by $11,328,000 or 17.60 percent, average interest-bearing deposits in other banks decreased by $4,232,000 or 44.68 percent and average interest-bearing other assets increased $1,924,000 or 100.00 percent resulting in a net increase in average earning assets of $80,392,000 or
18.35 percent.

The net increase in average assets was funded by a net increase in average deposits of 18.13 percent to $468,423,000 in the nine month period ended September 30, 2001 from $396,548,000 for the same period a year ago. Average interest-bearing deposits increased by 19.58 percent to $431,917,000 in the nine month period ended September 30, 2001 compared to $361,194,000 for the same period a year ago, while average noninterest-bearing deposits increased
3.26 percent to $36,506,000 in the nine month period ended September 30, 2001 compared to $35,354,000 for the same period a year ago. Average noninterest-bearing deposits represented 7.79 percent of average total deposits in the nine month period ended September 30, 2001 as compared to 8.92 percent for the same period a year ago and 8.52 percent for calendar year 2000.

Interest expense increased in the three month period ended September 30, 2001 by $576,000 compared to the same period a year ago and increased by $3,721,000 in the nine month period ended September 30, 2001 compared to the same period in 2000. The increase is primarily attributable to the increase in average interest-bearing deposits to $431,917,000 in the nine month period ended September 30, 2001 compared to $361,194,000 for the same period in 2000. The combination of the increase in average earning assets and the decrease in the net interest margin resulted in an increase of net interest income of $123,000 in the three month period ended September 30, 2001 compared to the same period a year ago and an increase of net interest income of $650,000 in the nine month period ended September 30, 2001 compared to the same period a year ago.

                           Provision for Loan Losses

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on nonaccruing, past due and other loans that management believes require attention.

The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at a level management has determined to be adequate. The provision for loan losses was $453,000 in the three month period ended September 30, 2001 as compared to $752,000 in the three month period ended September 30, 2000, representing a decrease of $299,000 or
39.76 percent. The provision for loan losses was $1,112,000 in the nine month period ended September 30, 2001 as compared to $1,834,000 in the nine month period ended September 30, 2000, representing a decrease of $722,000 or 39.37 percent. Net loan charge-offs represented 54.75 percent of the provision for loan losses in the three month period ended September 30, 2001 as compared to
53.86 percent for the same period a year ago and represented 61.15 percent in the nine month period ended September 30, 2001 as compared to 59.00 percent for the same period a year ago. Net loan charge-offs in the nine month period ended September 30, 2001 were 0.16 percent of average loans, down from 0.31 percent for the same period a year ago. During the first nine months of 2001 and 2000, a net of $680,000 and $1,082,000, respectively, was charged-off. The leveling off of loan charge-offs results from management's effort the past several years to improve credit quality and to eliminate weak and marginal credits. As of September 30, 2001, the allowance for loan losses was 1.34 percent of total loans outstanding as compared to an allowance for loan losses of 1.44 percent of total loans outstanding as of September 30, 2000. The loan loss reserve of 1.34 percent of total loans outstanding provided coverage of 71.92 percent of nonperforming loans and 61.88 percent of nonperforming assets as of September 30, 2001 compared to 103.60 percent and 97.14 percent, respectively as of September 30, 2000. The determination of the reserve rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management considers the September 30, 2001 allowance for loan losses adequate to cover potential losses in the loan portfolio.

                              Noninterest Income

Noninterest income consists primarily of service charges on deposit accounts. Service charges on deposit accounts totaled $754,000 in third quarter 2001 compared to $694,000 in third quarter 2000 or an increase of 8.65 percent and totaled $2,201,000 in nine months ended September 30, 2001 compared to $1,876,000 in the same period a year ago, or an increase of 17.32 percent. This increase is attributable to the increase in noninterest-bearing and interest-bearing demand deposit accounts and increased fee income associated with the mortgage company. All other noninterest income increased to $236,000 in third quarter 2001 from ($295,000) a year ago, or a 180.00 percent increase, while all other noninterest income increased to $823,000 in the nine month period ended September 30, 2001 from $205,000 a year ago, or an increase of
301.46 percent. The primary increase in noninterest income is attributable to $64,000 gain on bonds sold in first nine months of 2001 and ($494,000) loss on bonds sold in the same period a year ago. Thus, total noninterest income in third quarter 2001 was $990,000 compared to $399,000 in third quarter 2000, or an increase of 148.12 percent and was $3,024,000 in nine months ended September 30, 2001 compared to $2,081,000 in the same period a year ago, or an increase of
45.31 percent.

                              Noninterest Expense

Noninterest expense increased by 14.51 percent to $3,899,000 in three months ended September 30, 2001 from 3,405,000 in the same period a year ago and increased by 15.62 percent to $11,377,000 in nine months ended September 30, 2001 from $9,840,000 in the same period a year ago. Salaries and employee benefits increased 9.61 percent to $2,087,000 in third quarter 2001 from $1,904,000 in third quarter 2000 and increased 14.03 percent to $6,249,000 in nine months ended September 30, 2001 from $5,480,000 in the same period a year ago. These increases are primarily due to increased staffing with two new branches opened in Summer 2001 and two new branches opened in Fall 2000. Occupancy and equipment expense increased by 11.46 percent to $720,000 in third quarter 2001 from $646,000 in third quarter 2000 and by 17.96 percent to $2,043,000 in nine months ended September 30, 2001 from $1,732,000 in the same period a year ago. The increases are primarily due to additional depreciation and occupancy expense with the new offices opened during 2000 and 2001. All other noninterest expense increased 27.72 percent to $1,092,000 in third quarter 2001 from $855,000 in third quarter 2000 and by 17.39 percent to $3,085,000 in nine months ended September 30, 2001 from $2,628,000 in the same period a year ago. Other increases in noninterest expense are primarily attributable to expenses incurred in opening the new offices.

                              Income Tax Expense

Income before taxes increased by $519,000 to $1,758,000 in third quarter 2001 from $1,239,000 in third quarter 2000 and by $778,000 to $5,518,000 in nine months ended September 30, 2001 from $4,470,000 in the same period a year ago. Income tax expense increased 49.50 percent to $598,000 in third quarter 2001 from $400,000 in third quarter 2000 and by 21.58 percent to $1,876,000 in nine months ended September 30, 2001 from $1,543,000 in the same period a year ago. Income tax expense as a percentage of income before taxes was 34.02 percent in third quarter 2001 compared to 32.28 percent in third quarter 2000, or an increase of 5.39 percent while income tax expense as a percentage of income before taxes was 34.00 percent in nine months ended September 30, 2001 compared to 32.55 percent in the same period a year ago, or an increase of 4.45 percent.

                                Future Outlook

Colony is an emerging company operating in an industry filled with nonregulated competitors and a rapid pace of consolidation. The year brings with it new opportunities for growth in our existing markets, as well as opportunities to expand into new markets through branch acquisitions and branching. Colony completed two new branches in 2000, which are located in Moultrie and Soperton, Georgia. In addition Colony acquired Georgia First Mortgage Company located in Albany, Georgia during 2000. For 2001, Colony has opened two new branches, one located in the Dougherty/Lee County market and the other located in the Warner Robins market. Additionally, the Company announced in October, 2001 the signing of a definitive agreement to acquire Quitman Bancorp, Inc. located in Quitman/Brooks County, Georgia. This acquisition is expected to close by April, 2002. Quitman Bancorp with $65 million in assets as of September 30, 2001, is a unitary thrift holding company that operates one subsidiary, Quitman Federal Savings Bank, through a single branch in Quitman. Quitman Federal has approximately $55 million in deposits and for fiscal year-end 2000 earned $272 thousand and for fiscal year-end 1999 earned $348 thousand.


                                   Liquidity

The Company's goals with respect to liquidity are to ensure that sufficient funds are available to meet current operating requirements and to provide reserves against unforeseen liquidity requirements. Management continuously reviews the Company's liquidity position, which is maintained on a basis consistent with established internal guidelines and the tests and reviews of the various regulatory authorities. The Company's primary liquidity sources at September 30, 2001 included cash, due from banks, federal funds and short-term investment securities. The Company also has the ability, on a short-term basis, to borrow funds from Federal Home Loan Bank and correspondent banks. The mix of asset maturities contributes to the company's overall liquidity position.

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

On April 2, 1998, the Company was listed on Nasdaq National Market. The Company's common stock trades on the Nasdaq Stock Market under the symbol "CBAN". The Company presently has approximately 1,150 shareholders as of September 30, 2001. "The Nasdaq Stock Market" or "Nasdaq" is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting and order execution systems. This market also provides specialized automation services for screen-based negotiations of transactions, on-line comparison of transactions, and a range of informational services tailored to the needs of the securities industry, investors and issuers. The Nasdaq Stock Market is operated by The Nasdaq Stock Market, Inc., a wholly-owned subsidiary of the National Association of Securities Dealers, Inc.


                          PART II- OTHER INFORMATION



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits - None

B. There have been no reports filed on Form 8-K for the quarter ended September 30, 2001.


                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              COLONY BANKCORP, INC.

November 2, 2001              /s/ James D. Minix
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