Form 10-K405
period 2001-12-31
COLONY BANKCORP INC
filed 2002-03-28
CIK 711669

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
(Fee Required)

For the Fiscal Year Ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(No Fee Required)

For the Transition Period from                        to
                               ----------------------    -----------------------
Commission File Number  0-12436

                              COLONY BANKCORP, INC.
--------------------------------------------------------------------------------
               (Exact Name of Registrant Specified in its Charter)

            Georgia                                   58-1492391
--------------------------------------   ---------------------------------------
 State or Other Jurisdiction of                    (I.R.S. Employer
  Incorporation or Organization                 Identification Number)

115 SOUTH GRANT STREET,                   FITZGERALD, GEORGIA           31750
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's Telephone Number Including Area Code (229) 426-6000

Securities Registered Pursuant to Section 12(b) of the  Act:

         Title of Each Class           Name of Each Exchange on Which Registered

               NONE
-----------------------------------    -----------------------------------------
           Securities Registered Pursuant to Section 12(g) of the Act:

COMMON STOCK, $1.00 PAR VALUE
--------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 7, 2002

              Common Stock, par value $1.00 per share - $55,780,632

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 7, 2002

           Common Stock, par value $1.00 per share - 4,209,859 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

     Location in Form 10-K                      Incorporated Document
-----------------------------------       -----------------------------------

Part I

Item 3 - Legal Proceedings                Page 11 of the Company's Definitive
                                          Proxy Statement dated March 22,
                                          2002, in connection with its Annual
                                          Meeting to be held on April 23,
                                          2002.

Part III

Item 10 - Directors, Executive            Pages 3, 4 and 5 of the Company's
Officers, Promoters and Control           Definitive Proxy Statement dated
Persons; Compliance with Section          March 22, 2002, in connection with
16(a) of the Exchange Act                 its Annual Meeting to be held on
                                          April 23, 2002.

Item 11 - Executive Compensation          Pages 6, 8, 9, 10, 11 and 12 of the
                                          Company's Definitive Proxy
                                          Statement dated March 22, 2002, in
                                          connection with its Annual Meeting
                                          to be held on April 23, 2002

Item 12 - Security Ownership of           Pages 7 and 8 of the Company's
Certain Beneficial Owners and             Definitive Proxy Statement dated
Management                                March 22, 2002, in connection with
                                          its Annual Meeting to be held on
                                          April 23, 2002.

Item 13 - Certain Relationships and       Pages 11 and 12 of the Company's
Related Transactions                      Definitive Proxy Statement dated
                                          March 22, 2002 in connection with
                                          its Annual Meeting to be held on
                                          April 23, 2002.

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

                            COLONY BANK OF FITZGERALD

History and Business of the Bank

Colony Bank of Fitzgerald is a state banking institution chartered under the laws of Georgia on November 10, 1975. Since opening on April 15, 1976, the Bank has continued a general banking business and presently serves its customers from three locations, the main office in Fitzgerald, Georgia at 302 South Main Street, a full-service branch located on Highway 129 South and a new full-service branch at 1291 S. Houston Lake Road, Warner Robins, Georgia.

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

The Bank now serves Houston County with the opening of its new branch in Warner Robins, Georgia. The Houston County market has an estimated population of 89,000 as of 2001. Robins Air Force base, located in Houston County, is a major employer in the area, which has survived national base closure mandates and expanded in size in recent years.

A history of the Bank's financial position for fiscal years ended 2001, 2000 and 1999 is as follows:

                                              2001           2000           1999
                                          ------------   ------------   ------------
Total Assets                              $125,417,919   $113,939,142   $110,339,062
Total Deposits                             101,262,965     93,345,535     92,363,903
Total Stockholders' Equity                  11,641,773     10,878,703      9,848,839
Net Income                                   1,753,822      1,684,450      1,724,382

Number of Issued and Outstanding
  Shares                                        90,000         90,000         90,000
Book Value Per Share                      $     129.35   $     120.87   $     109.43
Net Income Per Share                             19.49          18.72          19.16

Banking Facilities

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

In July 2001, the Bank opened operations in Warner Robins, Georgia in a temporary facility at 1291 S. Houston Lake Road. The 1,500 square foot leased space has four inside teller stations and no drive-in windows. The Bank is currently constructing a new 5,500 square foot facility with an anticipated completion date of June 2002.

Competition

The banking business in Ben Hill County and Houston County is highly competitive. The Bank competes primarily with five other commercial banks and one credit union operating in Ben Hill County. In Houston County the Bank competes with eight commercial banks and four credit unions. Additionally, the Bank competes to a lesser extent with insurance companies and governmental agencies. The banking industry is also experiencing increasing competition for deposits from less traditional sources such as money market and mutual funds. The Bank also offers "NOW" accounts, individual retirement accounts, simplified pension plans, KEOGH plans and custodial accounts for minors.

Correspondents

As of December 31, 2001, the Bank had correspondent relationships with two other banks. The Bank's principal correspondent is The Bankers Bank located in Atlanta, Georgia. These correspondent banks provide certain services to the Bank such as investing its excess funds, processing checks and other items, buying and selling federal funds, handling money fund transfers and exchanges, shipping coins and currency, providing security and safekeeping of funds and other valuable items, handling loan participations and furnishing management investment advice on the Bank's securities portfolio.

Item 1
                               COLONY BANK ASHBURN

History and Business of the Bank

Colony Bank Ashburn was chartered as a state commercial bank in 1900 and currently operates under the Financial Institutions Code of Georgia. The Bank's deposits are insured up to $100,000 per account by the Federal Deposit Insurance Corporation. The Bank conducts business at the offices located at 515 East Washington and 416 East Washington in Ashburn, Turner County, Georgia, 137 Robert B. Lee Drive, in Lee County, Georgia, 2609 Ledo Road in Lee County, Georgia and 1031 24th Ave., E., Cordele, Georgia. The offices in Leesburg and Cordele operate under the name Colony Bank. The Bank's business largely consists of (1) the acceptance of demand, savings and time deposits; (2) the making of loans to consumers, business and other institutions; (3) investment of excess funds and sale of federal funds, U.S. Treasury obligations and state, county and municipal bonds; (4) investment services through PRIMEVEST Financial Services; and (5) internet online banking. The Bank's mortgage lending services are through Georgia First Mortgage and it does not offer trust services. It acts as an agent for Visa Card and MasterCard through The Bankers Bank.

A history of the Bank's financial position for fiscal years ended 2001, 2000 and 1999 is as follows:

                                          2001           2000           1999
                                      ------------   ------------   ------------

Total Assets                          $223,724,423   $182,183,214   $143,863,554
Total Deposits                         193,537,598    162,798,006    123,360,686
Total Stockholders' Equity              14,998,719     11,916,668     10,236,521
Net Income                               2,181,765      1,585,150      1,427,273

Number of Issued and Outstanding
  Shares                                    50,000         50,000         50,000
Book Value Per Share                  $     299.97   $     238.33   $     204.73
Net Income Per Share                         43.64          31.70          28.55

Banking Facilities

The Bank's main office is located at 515 East Washington Street in Ashburn and consists of a building of approximately 13,000 square feet of office and banking space with an adjacent parking lot. A branch facility is located across the street from the main office and consists of a single story building with approximately 850 square feet and is operated with three drive-in windows. During 1996, the Bank entered into a 5-year lease agreement with Winn-Dixie Stores, Inc. to operate a retail banking facility at Winn Dixie's Lee County location. This branch was closed during 2001 when a new full-service branch was opened in the Lee County/Dougherty County area. The new facility located at 2609 Ledo Road is a 5,500 square foot facility with four drive-in windows and five inside teller windows. The Bank has a second Lee County office which opened in October 1998. This full-service facility, located within the city limits of Leesburg, consists of a two-story brick building of approximately 5,000 square feet and includes three drive-in lanes. A fourth branch office opened in Cordele, Crisp County, Georgia on October 4, 1999. The new full-service branch facility consists of approximately 5,500 square feet, with four drive-in lanes and one automated teller machine. As a result of the purchase of Georgia First Mortgage Company, the Bank has a mortgage lending office at 616 North Westover Blvd., Albany, Dougherty County, Georgia. All occupied premises, with the exception of the Albany location, are owned by the Bank.

Competition

The banking business is highly competitive. The Bank competes in Turner County primarily with Community National Bank which operates out of one facility in Ashburn, Georgia. The Bank competes with five other commercial banks in Crisp County and four in Lee County. The Bank also competes with other financial institutions, including credit unions and finance companies and, to a lesser extent, with insurance companies and certain governmental agencies. The banking industry is also experiencing increased competition for deposits from less traditional sources such as money market and mutual funds.

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

A history of the Bank's financial position for fiscal years ended 2001, 2000 and 1999 is as follows:

                                            2001         2000           1999
                                        -----------   -----------   -----------

Total Assets                            $41,212,118   $34,194,626   $29,583,143
Total Deposits                           36,433,023    29,707,328    25,452,369
Total Stockholders' Equity                3,082,714     2,827,859     2,494,864
Net Income                                  402,125       380,562       330,504

Number of Issued and Outstanding
  Shares                                        250           250           250
Book Value Per Share                    $ 12,330.86   $ 11,311.00   $  9,979.46
Net Income Per Share                       1,608.50      1,522.25      1,322.02

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

Competition

The banking business is highly competitive. The Bank competes in Wilcox County primarily with four commercial banks. In addition, the Bank competes with other financial institutions, including credit unions and finance companies and, to a lesser extent, insurance companies and certain governmental agencies. The banking industry is also experiencing increased competition for deposits from less traditional sources such as money market and mutual funds.

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

A history of the Bank's financial position for fiscal years ended 2001, 2000 and 1999 is as follows:

                                            2001          2000          1999
                                        -----------   -----------   -----------

Total Assets                            $58,426,936   $50,553,863   $45,344,816
Total Deposits                           48,550,642    43,984,777    41,211,472
Total Stockholders' Equity                4,451,767     4,100,184     3,763,451
Net Income                                  419,059       452,381       531,394

Number of Issued and Outstanding
  Shares                                      1,750         1,750         1,750
Book Value Per Share                    $  2,543.87   $  2,343.00   $  2,150.54
Net Income Per Share                         239.46        258.50        303.65

Banking Facilities

The Bank's main office is located at 600 Oak Street in Eastman, Dodge County, Georgia and consists of a building of approximately 11,000 square feet of office and banking space with an adjacent parking lot and is operated with three drive-in windows. The branch facility is located in Chester, Dodge County, Georgia and consists of a building with approximately 2,700 square feet of office and banking space and an adjacent parking lot. A second branch was opened during 2000 in Soperton, Treutlen County, Georgia at 310 Main Street. The branch has approximately 1,600 square feet of banking and office space with three walk-up teller units and two drive-in windows. The Bank owns all of the premises which it occupies.

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

A history of the Bank's financial position for fiscal years ended 2001, 2000 and 1999 is as follows:

                                            2001          2000          1999
                                        -----------   -----------   -----------
Total Assets                            $98,205,412   $75,374,448   $57,828,759
Total Deposits                           86,444,637    66,833,730    53,154,868
Total Stockholders' Equity                6,709,995     5,424,739     4,298,618
Net Income                                  250,297       501,784       500,710

Number of Issued and Outstanding
  Shares                                     95,790        95,790        95,790
Book Value Per Share                    $     70.05   $     56.63   $     44.88
Net Income Per Share                           2.61          5.24          5.23

Banking Facilities

The Bank's main office is housed in a building located in Sylvester, Georgia. The building, which is owned by the Bank, consists of approximately 13,000 square feet, a drive-in window and an adjacent parking lot. On June 15, 1998, the Bank opened a branch office at 605 West Second Street, Tifton, Georgia. The office is a single story building of approximately 2,300 square feet with one attached drive-in window. A second branch office opened in 2000 in Moultrie, Colquitt County, Georgia. This branch building of approximately 5,000 square feet includes three walk-up teller units and four drive-in windows.

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

Correspondents

As of December 31, 2001 the Bank had correspondent relationships with five other banks. The Bank's principal correspondent is The Bankers Bank located in Atlanta, Georgia. These correspondent banks provide certain services to the Bank such as investing its excess funds, processing checks and other items, buying and selling federal funds, handling money fund transfers and exchanges, shipping coins and currency, providing security and safekeeping of funds and other valuable items, handling loan participations and furnishing management investment advice on the Bank's securities portfolio.

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

The Bank serves the residents of Coffee County, Georgia, which has a population of approximately 32,000.

A history of the Bank's financial position for fiscal years ended 2001, 2000 and 1999 is as follows:

                                            2001          2000         1999
                                        -----------   -----------   -----------

Total Assets                            $72,831,898   $61,632,999   $46,012,865
Total Deposits                           62,097,131    53,591,006    39,249,813
Total Stockholders' Equity                5,133,758     4,569,285     3,434,884
Net Income                                  524,727       485,523       210,807

Number of Issued and Outstanding
  Shares                                     50,730        50,730        50,730
Book Value Per Share                    $    101.20   $     90.07   $     67.71
Net Income Per Share                          10.34          9.57          4.16

Banking Facilities

The Bank operates one banking office located at 401 North Alabama Street, Broxton, Georgia which consists of approximately 5,000 square feet of space. The building is equipped with four alarm-equipped vaults, one for safe-deposit boxes and cash storage, one for night depository service and two for record storage. The building has two drive-in systems, one commercial drawer and one pneumatic tube system. Colony Bank Southeast opened a branch office in Douglas, Georgia on July 6, 1998. The two-story brick building located at 625 West Ward Street consists of approximately 8,300 square feet and provides four drive-in lanes for customer convenience. A second Douglas office was opened on September 8, 1999 and consists of approximately 1,200 square feet with three drive-in lanes and one automated teller machine. All occupied premises are owned by the Bank, with the exception of the branch located at 1351 A SE Bowens Mill Road, Douglas, Georgia.

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

                                    EMPLOYEES

As of December 31, 2001, Colony Bankcorp, Inc. and its subsidiaries employed 211 full-time employees and 25 part-time employees. Colony considers its relationship with its employees to be excellent.

The subsidiary banks have noncontributory profit-sharing plans covering all employees subject to certain minimum age and service requirements. All Banks made contributions for all eligible employees in 2001. In addition, Colony Bankcorp, Inc. and its subsidiaries maintain a comprehensive employee benefit program providing, among other benefits, hospitalization, major medical insurance and life insurance. Management considers these benefits to be competitive with those offered by other financial institutions in south Georgia. Colony's employees are not represented by any collective bargaining group.

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

At December 31, 2001, Colony exceeded the minimum Tier 1, risk-based and leverage ratios. The table which follows sets forth certain capital information for the Company as of December 31, 2001.

CAPITAL ADEQUACY
($ in Thousands)

                                           December 31, 2001
                                        ----------------------
                                           Amount      Percent
Leverage Ratio                          -----------    -------
  Actual                                $41,050,648     6.80%
  Minimum Required (1)                   24,147,440     4.00%

Risked-Based Capital:
Tier 1 Capital
  Actual                                 41,050,648     8.53%
  Minimum Required                       19,247,920     4.00%

Total Capital
  Actual                                 47,061,164     9.78%
  Minimum Required                       38,495,840     8.00%

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

There are three special criteria to qualify for the enlarged activities and affiliation. First, all the depository institutions in the bank holding company organization must be well-capitalized. Second, all of the depository institutions of the bank holding company must be well managed. Third, the bank holding company must have filed a declaration of intent with the Federal Reserve Board stating that it intends to exercise the expanded authority under the GLB Act and certify to the Federal Reserve Board that the bank holding company's depository institutions meet the well-capitalized and well-managed criteria. The GLB Act also requires the bank to achieve a rating of satisfactory or better in meeting community credit needs at the most recent examination of such institution under the Community Reinvestment Act.

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

              EXPANSION THROUGH BRANCHING, MERGER OR CONSOLIDATION

With respect to expansion, the Banks were previously prohibited from establishing branch offices or facilities outside of the county in which their main office was located, except:

     (1)  in adjacent counties in certain situations, or

     (2) by means of merger or consolidation with a bank which has been in existence for at least five years.

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

Item 3
LEGAL PROCEEDINGS

Incorporated herein by reference to page 11 of the Company's Definitive Proxy Statement for Annual Meeting of Stockholders to be Held April 23, 2002, filed with the Securities and Exchange Commission on March 11, 2002 (File No. -000-12436).

Item 4
SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

No matters were submitted to a vote of the Registrant's stockholders during the fourth quarter of 2001.

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

                                                          Dividend
Year Ended December 31, 2001    High     Low     Close    Per Share
----------------------------   ------   ------   ------   ---------

Fourth Quarter                 $13.40   $10.94   $13.40     $0.060
Third Quarter                   12.50     9.51    10.94      0.060
Second Quarter                  12.75    10.55    11.50      0.060
First Quarter                   13.00    10.00    11.50      0.060

Year Ended December 31, 2000
----------------------------

Fourth Quarter                  11.75     9.38    10.00      0.040
Third Quarter                   11.63     9.50    10.00      0.035
Second Quarter                  12.50     7.94    12.00      0.030
First Quarter                   14.50    10.50    11.96      0.030

On February 18, 1997, the Company's Board of Directors approved a 50 percent stock split effected in the form of a stock dividend payable to shareholders of record on July 1, 1997. On February 16, 1999, a 100 percent stock split effected in the form of a stock dividend payable to shareholders of record on March 31, 1999 was approved by the Board. All share and per share information in this report has been restated to give retroactive effect to these splits. The Registrant paid cash dividends on its common stock of $1,054,636 or $0.240 per share and $843,653 or $0.190 per share in 2001 and 2000, respectively. The Company's Board of Directors approved a reduction in the par value of common stock on February 16, 1999. Par value was reduced from $10 to $1 per share.

As of December 31, 2001, the Company had approximately 1,115 shareholders of record.

Item 6

SELECTED FINANCIAL DATA

                                                                 Year Ended December 31,
                                                    ----------------------------------------------------
                                                      2001       2000       1999       1998       1997
                                                    ----------------------------------------------------
                                                       (Dollars in Thousands, except per share data)
Selected Balance Sheet Data:
  Total Assets                                      $621,575   $519,903   $435,272   $381,348   $342,947
  Total Loans                                        456,052    388,003    315,435    252,864    234,288
  Total Deposits                                     528,017    450,012    374,450    330,746    298,162
  Investment Securities                               79,647     70,515     62,819     71,798     56,915
  Stockholders' Equity                                41,971     40,210     35,011     33,096     28,821
Selected Income Statement Data:
  Interest Income                                     45,884     41,758     33,260     30,653     28,777
  Interest Expense                                    25,740     22,265     17,114     15,521     13,992
                                                    --------   --------   --------   --------   --------
    Net Interest Income                               20,144     19,493     16,146     15,132     14,785
  Provision for Loan Losses                            1,854      2,280      1,166      1,157      1,489
  Other Income                                         4,527      3,491      3,119      2,659      2,528
  Other Expense                                       15,507     14,004     12,017     11,090     10,601
                                                    --------   --------   --------   --------   --------
  Income Before Tax                                    7,310      6,700      6,082      5,544      5,223
  Income Tax Expense                                   2,444      2,187      1,902      1,692      1,605
                                                    --------   --------   --------   --------   --------
    Net Income                                      $  4,866   $  4,513   $  4,180   $  3,852   $  3,618
                                                    ========   ========   ========   ========   ========

Per Share Data: (a)
  Net Income (Diluted)                              $   1.10   $   1.02   $   0.94   $   0.87   $   0.83
  Book Value                                            9.90       9.06       7.89       7.48       6.63
  Tangible Book Value                                   9.79       8.96       7.85       7.43       6.58
  Dividends                                             0.24       0.19       .140       .115       .100
Profitability Ratios:
  Net Income to Average Assets                          0.86%      0.95%      1.03%      1.09%      1.11%
  Net Income to Average Stockholders' Equity           11.40%     12.12%     12.22%     12.22%     13.21%
  Net Interest Margin                                   3.84%      4.38%      4.33%      4.66%      4.87%
Loan Quality Ratios:
  Net Charge-Offs to Total Loans                        0.30%      0.34%      0.38%      0.40%      0.58%
  Reserve for Loan Losses to Total Loans and OREO       1.35%      1.46%      1.48%      1.86%      1.94%
  Nonperforming Assets to Total Loans and OREO          1.95%      1.53%      1.82%      2.50%      2.51%
  Reserve for Loan Losses to Nonperforming Loans       69.10%     95.35%     81.27%     74.55%     77.23%
  Reserve for Loan Losses to Total Nonperforming
    Assets                                             58.84%     90.06%     70.47%     65.21%     63.23%
Liquidity Ratios:
  Loans to Total Deposits                              86.37%     86.22%     84.24%     76.45%     78.58%
  Loans to Average Earning Assets                      85.92%     86.48%     83.37%     78.17%     77.16%
  Noninterest-Bearing Deposits to Total Deposits        7.15%      8.59%      9.01%      8.83%      9.16%
Capital Adequacy Ratios:
  Common Stockholders' Equity to Total Assets           6.75%      7.73%      8.04%      8.68%      8.40%
  Total Stockholders' Equity to Total Assets            6.75%      7.73%      8.04%      8.68%      8.40%
  Dividend Payout Ratio                                21.68%     18.70%     14.86%     13.24%     12.02%

(a) Per share data for all periods has been retroactively restated for a 50 percent stock split on July 1, 1997 and a 100 percent stock split on March 1, 1999. All stock splits were effected in the form of dividends.

Item 7

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity represents the ability to provide adequate sources of funds for funding loan commitments and investment activities, as well as the ability to provide sufficient funds to cover deposit withdrawals, payment of debt and financing of operations. Converting assets to cash for these funds is primarily with proceeds from collections on loans and maturities of investment securities or by attracting and obtaining new deposits. During 2001, the Company was successful in meeting its liquidity needs by increasing deposits 17.33 percent to $528,017,000 from deposits of $450,012,000 on December 31, 2000 and by increasing other borrowed money 88.07 percent to $47,180,000 from $25,086,000 on December 31, 2000. Should the need arise; the Company also maintains relationships with the Federal Home Loan Bank and several correspondent banks that can provide funds on short notice.

Liquidity is monitored on a regular basis by management. The Company's liquidity position remained satisfactory in 2001. Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, funds due and securities) represented 23.18 percent of average deposits in 2001 as compared to
25.22 percent of average deposits in 2000. Average loans represented 89.80 percent of average deposits in 2001 as compared to 87.97 percent in 2000. Average interest-bearing deposits were 83.12 percent of average earning assets in 2001 as compared to 82.96 percent in 2000.

The Company satisfies most of its capital requirements through retained earnings. During 2001, retained earnings provided $3,812,000 increase in equity. Additionally, equity had an increase of $570,000 resulting from the change during the year in unrealized gains on securities available for sale, net of taxes, an increase of $41,000 resulting from the stock grant plan and a decrease of $2,662,000 resulting from treasury shares acquired through the Company's stock repurchase plan. Thus, total equity increased by a net amount of $1,761,000. In 2000, retained earnings provided $3,669,000 of increase in equity. Additionally, equity had an increase of $1,506,000 resulting from the change during the year in unrealized gains on securities available for sale, net of taxes and an increase of $24,000 resulting from the stock grant plan. Thus, total equity increased by a net amount of $5,199,000 in 2000.

As of December 31, 2001, the Company's capital totaled approximately $41,971,000 and the only outstanding commitment for capital expenditures was by a subsidiary bank for construction of a branch facility in Warner Robins/Houston County, Georgia. Total cost of the facility will be approximately $1,200,000 with approximately $168,000 paid as of December 31, 2001 for construction completed.

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

Using the capital requirements presently in effect, the Tier 1 ratio as of December 31, 2001 was 8.53 percent and total Tier 1 and 2 risk-based capital was
9.78 percent. Both of these measures compare favorably with the regulatory minimum of 4 percent for Tier 1 and 8 percent for total risk-based capital. The Company's Tier 1 leverage ratio was 6.80 percent as of December 31, 2001 which exceeds the required ratio standard of 4 percent.

For 2001, average capital was $42,697,000 representing 7.57 percent of average assets for the year. This percentage is down from the 2000 level of 7.81 percent.

In 2001, the Company paid annual dividends of $0.24 per share compared to $0.19 per share in 2000. The dividend payout ratio, defined as dividends per share divided by net income per share, was 21.82 percent in 2001 as compared to 18.63 percent in 2000.

As of December 31, 2001, management was not aware of any recommendations by regulatory authorities which if they were to be implemented, would have a material effect on the Company's liquidity, capital resources or results of operations. However, it is possible that examinations by regulatory authorities in the future could precipitate additional loss charge-offs that could materially impact the Company's liquidity, capital resources and results of operations.

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

Net Income

Net income for the year ended December 31, 2001 increased to $4,866,000 from the 2000 net income of $4,513,000, representing an increase of $353,000, or 7.82 percent. This increase is the result of an increase in net interest income of $651,000, a decrease in the provision for loan losses of $426,000, an increase of $1,036,000 in noninterest income that includes securities gains of $387,000 in 2001. These were offset by an increase in noninterest expense of $1,502,000 and an increase in income tax expense of $257,000. The earnings increase of 7.82 percent was achieved while the Company continued its denovo branch expansion program and experienced a decrease in its net interest margin due to interest rates being lowered by U.S. Federal Reserve an unprecedented 475 basis points during 2001. The securities gains were taken to take advantage of interest rates that were near cyclical lows, thereby allowing the Company to position a portion of its portfolio to take advantage of securities investments when interest rates begin to increase. Operating income, which excludes the gain or loss on sale of securities, net of taxes, for calendar year 2001 was $4,611,000 or $1.04 per share as compared to $4,839,000 or $1.09 per share for calendar year 2000. On a fully diluted share basis, net income increased to $1.10 per share from the 2000 per share amount of $1.02, an $0.08 increase or 7.8 percent.

Net income for the year ended December 31, 2000 increased to $4,513,000 from the 1999 net income of $4,180,000, representing an increase of $333,000, or 7.97 percent. This increase is the result of an increase in net interest income of $3,347,000 and an increase of $372,000 in noninterest income. These were offset by an increase in provision for loan losses of $1,114,000, an increase in noninterest expense, excluding securities losses, of $1,495,000, an increase in securities losses of $492,000 and an increase in income tax expenses of $285,000. The earnings increase of 7.97 percent was achieved while Company management effected an $18,000,000 bond swap transaction during 2000 that resulted in a loss on the sale of securities of $494,000 pretax ($326,000 after tax). The bond swap allowed Colony to reduce cash flow variability present in the existing portfolio, take advantage of interest rates that were near cyclical highs and extend the duration of the investment portfolio, thereby earning the higher yields available for an extended period of time into the future. Operating income, which excludes the gain or loss on sale of securities, net of taxes, for calendar year 2000 was $4,839,000 or $1.09 per share as compared to $4,181,000 or $0.94 per share for calendar year 1999. On a fully diluted basis, net income increased to $1.02 per share from the 1999 per share amount of $0.94, an $0.08 increase or 8.51 percent.

Net Interest Margin

The Company's net interest margin decreased by 55 basis points to 3.84 percent in 2001 as compared to 4.39 percent in 2000. The net interest margin compression was primarily attributable to U. S. Federal Reserve lowering interest rates an unprecedented 475 basis points during 2001. Net interest income increased 3.34 percent to $20,144,000 in 2001 from $19,493,000 in 2000 on an increase in average earning assets to $530,787,000 in 2001 from $448,657,000 in 2000.
Average loans increased by $72,361,000 or 20.22 percent, average funds sold increased by $68,000 or 0.40 percent, average investment securities increased by $11,533,000 or 15.16 percent, average interest-bearing deposits in other banks decreased by $2,181,000 or 25.73 percent and average interest-bearing other assets increased $349,000 or 100.00 percent resulting in a net increase in average earning assets of $82,130,000 or 18.31 percent.

The net increase in average assets was funded by a net increase in average deposits of 17.76 percent to $479,133,000 in 2001 from $406,864,000 in 2000 and a net increase in average debt and funds purchased of 31.48 percent to $38,239,000 in 2001 from $29,084,000 in 2000. Average interest-bearing deposits increased by 18.58 percent to $441,389,000 in 2001 from $372,214,000 in 2000 while average noninterest-bearing deposits increased 8.93 percent to $37,744,000 in 2001 from $34,650,000 in 2000. Average noninterest-bearing deposits represented 7.88 percent of average total deposits in 2001 as compared to 8.52 in 2000.

The net interest margin increased to 4.39 percent in 2000 as compared to 4.33 percent in 1999. Net interest income increased by 20.22 percent to $19,676,000 in 2000 from $16,366,000 in 1999 on an increase in average earning assets to $448,657,000 in 2000 from $378,288,000 in 1999. Average loans increased by
$69,022,000 or 23.89 percent, average funds sold increased by $5,124,000 or
42.56 percent, average investment securities decreased by $3,083,000 or 4.52 percent and average interest-bearing deposits in other banks decreased by $694,000 or 7.57 percent, resulting in a net increase in average earning assets of $70,369,000 or 18.60 percent.

The net increase in average assets was funded by a net increase in average deposits of 15.98 percent to $406,864,000 in 2000 from $350,794,000 in 1999 and a net increase in average debt and funds purchased of 55.51 percent to $29,084,000 in 2000 from $18,702,000 in 1999. Average interest-bearing deposits increased by 16.33 percent to $372,214,000 in 2000 from $319,967,000 in 1999 while average noninterest-bearing deposits increased 12.40 percent to $34,650,000 in 2000 from $30,827,000 in 1999. Average noninterest-bearing deposits represented 8.52 percent of average total deposits in 2000 as compared to 8.79 percent in 1999.

Provision for Loan Losses

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on nonaccruing, past due and other loans that management believes require attention.

The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at a level management has determined to be adequate. The provision for loan losses was $1,854,000 in 2001 as compared to $2,280,000 in 2000 representing a decrease of $426,000 or
18.68 percent. Net loan charge-offs represented 73.14 percent of the provision for loan losses in 2001 as compared to 57.06 percent in 2000. Net loan charge-offs for 2001 represented 0.32 percent of average loans outstanding as compared to 0.36 percent in 2000. The leveling off of loan charge-offs in 2001 and 2000 resulted from management's effort the past several years to improve credit quality and to eliminate weak and marginal credits. As of December 31, 2001, the allowance for loan losses was 1.34 percent of total loans outstanding as compared to an allowance for loan losses of 1.45 percent of total loans outstanding as of December 31, 2000. The loan loss reserve of 1.34 percent of total loans outstanding provided coverage of 69.10 percent of nonperforming loans and 58.84 percent of nonperforming assets as of December 31, 2001 compared to 95.35 percent and 90.06 percent, respectively, as of December 31, 2000. The determination of the reserve rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management considers the December 31, 2001 allowance for loan losses adequate to cover potential losses in the loan portfolio.

The provision for loan losses was $2,280,000 in 2000 as compared to $1,166,000 in 1999 representing an increase in the provision of $1,114,000 or 95.54 percent. Net loan charge-offs represented 57.06 percent of the provision for loan losses in 2000 as compared to 103.78 percent in 1999. Net loan charge-offs for 2000 represented 0.36 percent of average loans outstanding as compared to
0.42 percent in 1999. The leveling off of loan charge-offs for 2000 and 1999 resulted from management's efforts the past several years to improve credit quality and to eliminate weak and marginal credits. As of December 31, 2000, the allowance for loan losses was 1.45 percent of total loans outstanding as compared to an allowance for loan losses of 1.48 percent of total loans outstanding as of December 31, 1999. The loan loss reserve of 1.45 percent of total loans outstanding provided coverage of 95.35 percent of nonperforming loans and 90.06 percent of nonperforming assets as of December 31, 2000 compared to 81.72 percent and 70.81 percent, respectively, as of December 31, 1999.

Noninterest Income

Noninterest income consists primarily of service charges on deposit accounts. Service charges on deposit accounts totaled $2,916,000 in 2001 as compared to $2,567,000 in 2000 or an increase of 13.60 percent. This increase is attributable to the increase in noninterest-bearing and interest-bearing deposit accounts. All other noninterest income, excluding gain on sale of securities, increased to $1,224,000 in 2001 from $925,000 in 2000, or an increase of 32.32 percent. Most of the increase is attributable to additional fee income generated by the mortgage company. The Company realized $387,000 in gains from the sale of securities compared to no gain in 2000. The gain from the sale of securities allowed the Company to take advantage of interest rates near their cyclical lows that will allow the Company to take advantage of securities investments when interest rates begin to increase.

Noninterest income consists of service charges on deposit accounts. Service charges on deposit accounts totaled $2,567,000 in 2000 as compared to $2,270,000 in 1999 or an increase of 13.08 percent. This increase is attributable to the increase in noninterest-bearing and interest-bearing demand deposits. All other noninterest income increased to $925,000 in 2000 from $850,000 in 1999, or an
8.82 percent increase. Approximately $208,000 of the increase is attributable to the other fee income generated by the mortgage company that partially offset $95,000 received in 1999 on a nonrecurring recovery on previously written-off municipal bonds.

Noninterest Expense

Noninterest expense increased by 10.72 percent to $15,507,000 in 2001 from $14,005,000 in 1999. Salaries and employee benefits increased 14.52 percent to $8,547,000 in 2001 from $7,463,000 in 2000 primarily due to increased staffing with two new branches opened in 2001. Occupancy and equipment expense increased by 15.06 percent to $2,620,000 in 2001 from $2,277,000 in 2000 primarily due to additional depreciation and occupancy expense with the new offices opened during 2001. All other noninterest expense increased 1.78 percent to $4,340,000 in 2001 from $4,264,000 a year ago. This increase is somewhat skewed as 2000 noninterest expense included $494,000 in security losses in 2000 compared to zero security losses in 2001. Excluding the securities losses, the increase in other noninterest expense was 15.12 percent in 2001 as compared to 2000. Other increases in noninterest expense are primarily attributable to expenses incurred in opening two new offices during 2001.

Noninterest expense increased by 16.54 percent to $14,005,000 in 2000 from $12,017,000 in 1999. Salaries and employee benefits increased 15.69 percent to $7,463,000 in 2000 from $6,451,000 in 1999 primarily due to increased staffing with two new branches opened in 2000 and the acquisition of a mortgage company during 2000. Occupancy and equipment expense increased by 11.07 percent to $2,277,000 in 2000 from $2,050,000 in 1999 primarily due to additional depreciation and occupancy expense with the new offices opened during 2000. All other noninterest expense increased 21.27 percent to $4,264,000 in 2000 from $3,516,000 in 1999. The most significant increase was the loss on sale of securities of $494,000 in 2000 compared to $2,000 in 1999. The Company effected an $18,000,000 bond swap during 2000 that resulted in the $494,000 loss from the sale of securities. The bond swap allowed Colony management to reduce cash flow variability, take advantage of interest rates that were near cyclical highs and extend the duration of the portfolio, thereby earning the higher yields available for an extended period of time into the future. Other increases in noninterest expense are primarily attributable to expenses incurred in opening two new offices and the mortgage company during 2000.

Income Tax Expense

Income before taxes increased by $611,000 to $7,311,000 in 2001 from $6,700,000 in 2000 with significant changes being an increase in net interest income of $651,000 in 2001 as compared to 2000, a decrease in the loan loss provision of $426,000 in 2001 as compared to 2000 and a decrease in noninterest expense, net of noninterest income of $466,000 in 2001 as compared to 2000. Income tax expense increased 11.75 percent to $2,444,000 in 2001 from $2,187,000 in 2000.
Income tax expense as a percentage of income before taxes was 33.43 percent in 2001 compared to 32.64 percent in 2000 or an increase of 2.42 percent.

Income before taxes increased by $617,000 to $6,700,000 in 2000 from $6,083,000 in 1999 with significant changes being an increase in net interest income of $3,347,000 in 2000 compared to 1999, an increase in provision for loan losses of $1,114,000 in 2000 compared to 1999 and an increase in noninterest expenses, net of noninterest income of $1,616,000 in 2000 compared to 1999. Income tax expense increased 14.97 percent to $2,187,000 in 2000 from $1,902,000 in 1999. Income tax expense as a percentage of income before taxes was 32.64 percent in 2000 compared to 31.27 percent in 1999 or an increase of 4.38 percent.

Future Outlook

Colony is an emerging company operating in an industry filled with nonregulated competitors and a rapid pace of consolidation. The year brings with it new opportunities for growth in our existing markets, as well as opportunities to expand into new markets through branch acquisitions and branching. Colony completed two new branches in 2001, which are located in Lee County and Warner Robins, Georgia. For 2002, Colony has announced the signing of a definitive agreement to acquire Quitman Federal Savings Bank. The acquistion is expected to close in the first quarter of 2002. With this acquisition, the Company will explore opportunities to expand into the Valdosta/Lowndes County market during 2002. The Warner Robins office opened in temporary offices in 2001 and will move into a new 5,500 square foot office mid-year 2002.

Liquidity

The Company's goals with respect to liquidity are to ensure that sufficient funds are available to meet current operating requirements and to provide reserves against unforeseen liquidity requirements. Management continuously reviews the Company's liquidity position, which is maintained on a basis consistent with established internal guidelines and the tests and reviews of the various regulatory authorities. The Company's primary liquidity sources at December 31, 2001 included cash, due from banks, federal funds and short-term investment securities. The Company also has the ability, on a short-term basis, to borrow funds from Federal Home Loan Bank and correspondent banks. The mix of asset maturities contributes to the Company's overall liquidity position.

Certain Transactions

In the normal course of business, officers and directors of the Banks, and certain business organizations and individuals associated with them, maintain a variety of banking relationships with the bank. Transactions with senior officers and directors are made on terms comparable to those available to other bank customers.

Changes in Accounting Principles and Effects of New Accounting Pronouncements

On July 20, 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. These statements make significant changes to the accounting for business combinations, goodwill and intangible assets. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations with limited exceptions for combinations initiated prior to July 1, 2001. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. This statement is effective for business combinations completed after June 30, 2001.

SFAS No. 142 discontinues the practice of amortizing goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators are encountered. Intangible assets with a determinable useful life will continue to be amortized over that period. The Banks are required to adopt the provisions of SFAS No. 142 effective January 1, 2002. It is anticipated that the adoption of SFAS No. 142 will not have a material effect on the Banks' financial statements.

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

AVERAGE BALANCE SHEETS

                                                   2001                           2000                           1999
                                       ------------------------------------------------------------------------------------------
                                       Average    Income/   Yields/   Average    Income/   Yields/   Average    Income/   Yields/
($ in thousands)                       Balances   Expense   Rates     Balances   Expense   Rates     Balances   Expense   Rates
---------------------------------------------------------------------------------------------------------------------------------
Assets
Interest-Earning Assets
  Loans, Net of Unearned Income
    Taxable (1)                        $430,268   $40,389    9.39%    $357,907   $36,333    10.15%   $288,885   $28,344    9.81%
                                       ------------------------------------------------------------------------------------------
  Investment Securities
    Taxable                              68,670     4,442    6.47%      57,147     3,812     6.67%     57,828     3,418    5.91%
    Tax-Exempt (2)                        8,325       540    6.49%       7,966       539     6.77%     10,368       649    6.26%
                                       ------------------------------------------------------------------------------------------
      Total Investment Securities        76,995     4,982    6.47%      65,113     4,351     6.68%     68,196     4,067    5.96%
                                       ------------------------------------------------------------------------------------------
  Interest-Bearing Deposits in
    Other Banks                           6,294        60    0.95%       8,475       128     1.51%      9,169       467    5.09%
                                       ------------------------------------------------------------------------------------------
  Funds Sold                             17,230       691    4.01%      17,162     1,129     6.58%     12,038       602    5.00%
                                       ------------------------------------------------------------------------------------------
    Total Interest-Earning Assets       530,787    46,122    8.69%     448,657    41,941     9.35%    378,288    33,480    8.85%
                                       ------------------------------------------------------------------------------------------
Noninterest-Earning Assets
  Cash                                   12,555                          9,905                         11,615
  Allowance for Loan Losses              (5,974)                        (5,087)                        (4,823)
  Other Assets                           26,577                         23,278                         21,714
                                       ------------------------------------------------------------------------------------------
    Total Noninterest-Earning
         Assets                          33,158                         28,096                         28,506
                                       ------------------------------------------------------------------------------------------
      Total Assets                     $563,945                       $476,753                       $406,794
                                       ==========================================================================================
Liabilities and Stockholders' Equity
Interest-Bearing Liabilities
  Interest-Bearing Deposits
    Interest-Bearing Demand
      and Savings                        92,748     2,684    2.89%    $ 80,897     2,512     3.11%   $129,291   $ 2,321    1.80%
    Other Time                          348,641    20,975    6.02%     291,317    17,862     6.13%    190,676    13,652    7.16%
                                       ------------------------------------------------------------------------------------------
          Total Interest-Bearing
            Deposits                    441,389    23,659    5.36%     372,214    20,374     5.47%    319,967    15,973    4.99%
                                       ------------------------------------------------------------------------------------------
  Other Interest-Bearing Liabilities
    Debt                                 37,952     2,067    5.45%      28,827     1,873     6.50%     18,326     1,125    6.14%
    Funds Purchased and Securities
      Sold Under Agreement to
        Repurchase                          287        14    4.88%         257        18     7.00%        376        16    4.26%
                                       ------------------------------------------------------------------------------------------
        Total Other Interest-Bearing
          Liabilities                    38,239     2,081    5.44%      29,084     1,891     6.50%     18,702     1,141    6.10%
                                       ------------------------------------------------------------------------------------------
        Total Interest-Bearing
          Liabilities                   479,628    25,740    5.37%     401,298    22,265     5.55%    338,669    17,114    5.05%
                                       ------------------------------------------------------------------------------------------
Noninterest-Bearing Liabilities and
  Stockholders' Equity
    Demand Deposits                      37,744                         34,650                         30,827
    Other Liabilities                     3,876                          3,567                          3,094
    Stockholders' Equity                 42,697                         37,238                         34,204
                                       ------------------------------------------------------------------------------------------
        Total Noninterest-Bearing
          Liabilities and
          Stockholders' Equity           84,317                         75,455                         68,125
                                       ------------------------------------------------------------------------------------------
        Total Liabilities and
          Stockholders' Equity         $563,945                       $476,753                       $406,794
                                       ==========================================================================================
Interest Rate Spread                                         3.32%                           3.80%                         3.80%
                                       ==========================================================================================
Net Interest Income                               $20,382                        $19,676                        $16,366
                                       ==========================================================================================
Net Interest Margin                                          3.84%                           4.39%                         4.33%
                                       ==========================================================================================

(1) The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis.

(2) Taxable-equivalent adjustments totaling $183,570, $183,347 and $220,628 for 2001, 2000 and 1999, respectively, are included in tax-exempt interest on investment securities. The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

RATE/VOLUME ANALYSIS

The rate/volume analysis presented hereafter illustrates the change from year to year for each component of the taxable equivalent net interest income separated into the amount generated through volume changes and the amount generated by changes in the yields/rates.

                                        Changes From 2000 to 2001(1)   Changes From 1999 to 2000(1)
($ in thousands)                        Volume     Rate       Total    Volume     Rate       Total
                                        ----------------------------   ----------------------------
Interest Income
   Loans, Net -Taxable                  $7,346    $(3,290)   $4,056    $6,772    $ 1,217    $7,989
                                        ---------------------------    ---------------------------
   Investment Securities
      Taxable                              769       (139)      630       (40)       434       394
      Tax-Exempt                            24        (23)        1      (150)        40      (110)
                                        ---------------------------    ---------------------------
         Total Investment Securities       793       (162)      631      (190)       474       284
                                        ---------------------------    ---------------------------
   Interest-Bearing Deposits in
      Other Banks                          (33)       (35)      (68)      (35)      (304)     (339)
                                        ---------------------------    ---------------------------
   Funds Sold                                4       (442)     (438)      256        271       527
                                        ---------------------------    ---------------------------
         Total Interest Income           8,110     (3,929)    4,181     6,803      1,658     8,461
                                        ---------------------------    ---------------------------
Interest Expense
   Interest-Bearing Demand and
      Savings Deposits                     368       (196)      172      (869)     1,060       191
   Time Deposits                         3,515       (402)    3,113     7,206     (2,996)    4,210
   Other Interest-Bearing Liabilities
   Funds Purchased and Securities
   Under Agreement
      to Repurchase                          2         (6)       (4)       (5)         7         2
   Other Debt                              593       (399)      194       645        103       748
                                        ---------------------------    ---------------------------
      Total Interest
         Expense (Benefit)               4,478     (1,003)    3,475     6,977     (1,826)    5,151
                                        ---------------------------    ---------------------------
Net Interest Income                     $3,632    $(2,926)   $  706    $ (174)   $ 3,484    $3,310
                                        ===========================    ===========================

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

INTEREST RATE SENSITIVITY

The following table is an analysis of the Company's interest rate sensitivity position at December 31, 2001. The interest rate sensitivity gap, which is the difference between interest-earning assets and interest-bearing liabilities by repricing period, is based upon maturity or first repricing opportunity, along with a cumulative interest rate sensitivity gap. It is important to note that the table indicates a position at a specific point in time and may not be reflective of positions at other times during the year or in subsequent periods. Major changes in the gap position can be, and are, made promptly as market outlooks change.

                                                           Assets and Liabilities Repricing Within
                                            ---------------------------------------------------------------------
                                            3 Months     4 to 12                   1 to 5     Over 5
($ in thousands)                             or Less      Months      1 Year        Years      Years      Total
                                            --------    ---------    ---------    --------    -------    --------
Interest-Earning Assets
   Interest-Bearing Deposits                $  9,877                 $   9,877                           $  9,877
   Investment Securities                          50    $   5,721        5,771    $ 44,562    $ 8,935      59,268
   Funds Sold                                 30,998                    30,998                             30,998
   Loans, Net of Unearned Income
      Fixed Rate                              55,760       85,265      141,025     158,908     14,366     314,299
      Variable Rate                          105,480       31,600      137,080       4,235        438     141,753
                                            --------    ---------    ---------    --------    -------    --------
         Total Interest-Earning Assets       202,165      122,586      324,751     207,705     23,739     556,195
                                            --------    ---------    ---------    --------    -------    --------

Interest-Bearing Liabilities
   Interest-Bearing Demand and Savings
      Deposits (1)                           123,621                   123,621                            123,621
   Other Time Deposits                       116,100      186,533      302,633      55,796                358,429
   Short-Term Borrowings (2)                   8,657        8,637       17,294      13,135     16,500      46,929
                                            --------    ---------    ---------    --------    -------    --------

      Total Interest-Bearing Liabilities     248,378      195,170      443,548      68,931     16,500     528,979
                                            --------    ---------    ---------    --------    -------    --------

      Interest-Rate Sensitivity Gap          (46,213)     (72,584)    (118,797)    138,774      7,239    $ 27,216
                                            --------    ---------    ---------    --------    -------    --------

Cumulative Interest-Rate Sensitivity Gap    $(46,213)   $(118,797)   $(118,797)   $ 19,977    $27,216
                                            --------    ---------    ---------    --------    -------

Interest Rate Sensitivity Gap as a
  Percentage of Interest-Earnings Assets       (8.31%)     (13.05%)     (21.36%)     24.95%      1.30%
                                            --------    ---------    ---------    --------    -------

Cumulative Interest Rate Sensitivity
  Gap as a Percentage of Interest-Earning
  Assets                                       (8.31%)     (21.36%)     (21.36%)      3.59%      4.89%
                                            ========    =========    =========    ========    =======

(1) Interest-bearing demand and savings accounts for repricing purposes are considered to reprice within 3 months or less.

(2) Short-term borrowings for repricing purposes are considered to reprice within 3 months or less.

INVESTMENT PORTFOLIO

The following table presents carrying values of investment securities held by the Company as of December 31, 2001, 2000 and 1999.

($ in thousands)                                     2001      2000     1999
                                                   -------   -------   -------

U.S. Treasuries and Government Agencies            $ 3,849   $35,266   $46,336
Obligations of States and Political Subdivisions     6,017     8,313     9,628
Other Securities                                    19,159    10,206       939
                                                   -------   -------   -------

Investment Securities                               29,025    53,785    56,903

Mortgage Backed Securities                          48,408    15,121     4,490
                                                   -------   -------   -------

Total Investment Securities and
   Mortgage Backed Securities                      $77,433   $68,906   $61,393
                                                   =======   =======   =======

The following table represents maturities and weighted-average yields of investment securities held by the Company as of December 31, 2001.

                                                After 1 Year But   After 5 Years But
                               Within 1 Year    Within 5 Years     Within 10 Years     After 10 Years
                               --------------   ----------------   -----------------   --------------
                               Amount   Yield    Amount    Yield     Amount   Yield    Amount   Yield
                               ------   -----   -------   ------     ------   -----    ------   -----
U.S. Government Agencies       $  300    5.68%  $ 2,529    5.47%     $1,020    7.04%
Mortgage Backed Securities      4,438    4.04%   39,669    5.55%      4,302    6.89%
Obligations of States and
  Political Subdivisions          984    6.47%    2,364    5.12%      2,522    6.49%   $  148   14.97%
Other Securities                   50    0.00%                                            943    3.00%
                               ------    ----   -------    ----      ------    ----    ------   -----

  Total Investment Portfolio   $5,772    4.50%  $44,562    5.52%     $7,844    6.78%   $1,091    4.62%
                               ======    ====   =======    ====      ======    ====    ======   =====

LOANS

The following table presents the composition of the Company's loan portfolio as of December 31 for the past five years.

($ in thousands)                           2001        2000        1999        1998        1997
                                         --------    --------    --------    --------    --------
Commercial, Financial and Agricultural   $ 65,004    $ 77,448    $ 42,595    $ 44,879    $ 34,883
Real Estate
  Construction                              7,988       5,961       4,003         998       2,676
  Mortgage, Farmland                       28,130      23,411      24,179      18,980      21,898
  Mortgage, Other                         277,146     207,396     185,663     133,857     117,268
Consumer                                   64,884      59,862      48,226      40,928      42,956
Other                                      12,903      13,929      10,775      13,227      14,618
                                         --------    --------    --------    --------    --------

                                          456,055     388,007     315,441     252,869     234,299
Unearned Discount                              (3)         (4)         (6)         (5)        (11)
Allowance for Loan Losses                  (6,159)     (5,661)     (4,682)     (4,726)     (4,575)
                                         --------    --------    --------    --------    --------

Loans, Net                               $449,893    $382,342    $310,753    $248,138    $229,713
                                         ========    ========    ========    ========    ========

The following table presents total loans less unearned discount as of December 31, 2001 according to maturity distribution.

Maturity                                    ($ in thousands)
                                            ----------------
One Year or Less                                $278,105
After One Year through Five Years                163,143
After Five Years                                  14,804
                                                --------

                                                $456,052
                                                ========

The following table presents an interest rate sensitivity analysis of the Company's loan portfolio as of December 31, 2001.

                                            Within     1 to 5    After 5
($ in thousands)                            1 Year      Years     Years     Total
                                           --------   --------   -------   --------
Loans with
   Predetermined Interest Rates            $141,025   $158,908   $14,366   $314,299
   Floating or Adjustable Interest Rates    137,080      4,235       438    141,753
                                           --------   --------   -------   --------

Loans, Net of Unearned Income              $278,105   $163,143   $14,804   $456,052
                                           ========   ========   =======   ========

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

The following table presents, at the dates indicated, the aggregate of nonperforming loans for the categories indicated.

                                                             December 31,
                                               ------------------------------------------
                                                2001     2000     1999     1998     1997
                                               ------   ------   ------   ------   ------
                                                           ($ in thousands)
                                               ------------------------------------------
Loans Accounted for on a Nonaccrual Basis      $8,205   $5,164   $5,334   $5,823   $5,744
Installment Loans and Term Loans
   Contractually Past Due 90 Days or
   More as to Interest or Principal
   Payments and Still Accruing                    228      751      332      296      145
Loans, the Terms of Which Have Been
   Renegotiated to Provide a Reduction
   or Deferral of Interest or Principal
   Because of Deterioration in the Financial
   Position of the Borrower                        --       22       32      220        5
Loans Now Current About Which There are
   Serious Doubts as to the Ability of the
   Borrower to Comply with Present Loan
   Repayment Terms                                 --       --       --       --       --

During the year ended December 31, 2001, approximately $1,676,000 of loans was charged off and approximately $320,000 was recovered on charged-off loans. All loans classified by regulatory authorities as loss during regular examinations in 2001 have been charged off. As of December 31, 2001, the allowance for loan losses was adequate to cover all loans classified by regulatory authorities as doubtful or substandard.

COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Banks have entered into off-balance sheet financial instruments which are not reflected in the consolidated financial statements. These instruments include commitments to extend credit, standby letters of credit, guarantees and liability for assets held in trust. Such financial instruments are recorded in the financial statements when funds are disbursed or the instruments become payable. The Banks use the same credit policies for these off-balance sheet financial instruments as they do for instruments that are recorded in the consolidated financial statements.

Following is an analysis of the significant off-balance sheet financial instruments as of December 31:

                                 2001     2000
                               -------   -------
                                ($ in thousands)
                               -----------------

Commitments to Extend Credit   $46,871   $40,495
Standby Letters of Credit        1,426     1,770
                               -------   -------

                               $48,297   $42,265
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

                         SUMMARY OF LOAN LOSS EXPERIENCE

The allowance for possible loan losses is created by direct charges to operations. Losses on loans are charged against the allowance in the period in which such loans, in management's opinion, become uncollectible. Recoveries during the period are credited to this allowance. The factors that influence management's judgment in determining the amount charged to operating expense are past loan experience, composition of the loan portfolio, evaluation of possible future losses, current economic conditions and other relevant factors. The Company's allowance for loan losses was approximately $6,159,000 as of December 31, 2001, representing 1.34 percent of year-end total loans outstanding, compared with $5,661,000 as of December 31, 2000, which represented 1.45 percent of year-end total loans outstanding. The allowance for loan losses is reviewed continuously based on management's evaluation of current risk characteristics of the loan portfolio as well as the impact of prevailing and expected economic business conditions. Management considers the allowance for loan losses adequate to cover possible loan losses on the loans outstanding.

Management has not allocated the Company's allowance for loan losses to specific categories of loans. Based on management's best estimate, approximately 10 percent of the allowance should be allocated to real estate loans, 50 percent to commercial, financial and agricultural loans and 40 percent to consumer/installment loans as of December 31, 2001.

The following table presents an analysis of the Company's loan loss experience for the periods indicated.

($ in thousands)                                  2001      2000      1999      1998      1997
                                                 ------    ------    ------    ------    ------
Allowance for Loan Losses at Beginning of Year   $5,661    $4,682    $4,726    $4,575    $4,435
                                                 ------    ------    ------    ------    ------
Charge-Offs
   Commercial, Financial and Agricultural         1,211     1,004     1,288       617     1,026
   Real Estate                                       26         1        19       111       160
   Consumer                                         439       537       333       681       670
                                                 ------    ------    ------    ------    ------

                                                  1,676     1,542     1,640     1,409     1,856
                                                 ------    ------    ------    ------    ------
Recoveries
   Commercial, Financial and Agricultural           121        69       237       144       219
   Real Estate                                       17        16         9        36        37
   Consumer                                         182       156       184       223       251
                                                 ------    ------    ------    ------    ------

                                                    320       241       430       403       507
                                                 ------    ------    ------    ------    ------

Net Charge-Offs                                   1,356     1,301     1,210     1,006     1,349
                                                 ------    ------    ------    ------    ------

Provision for Loans Losses                        1,854     2,280     1,166     1,157     1,489
                                                 ------    ------    ------    ------    ------

Allowance for Loan Losses at End of Year         $6,159    $5,661    $4,682    $4,726    $4,575
                                                 ------    ------    ------    ------    ------

Ratio of Net Charge-Offs to Average Loans          0.32%     0.36%     0.42%     0.41%     0.59%
                                                 ======    ======    ======    ======    ======

DEPOSITS

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the years 2001, 2000 and 1999.

                                             2001                 2000                 1999
                                      ------------------   ------------------   ------------------
                                      Average    Average   Average    Average   Average    Average
($ in thousands)                       Amount     Rate      Amount     Rate      Amount     Rate
                                      --------   -------   --------   -------   --------   -------
Noninterest-Bearing Demand Deposits   $ 37,744             $ 34,650             $ 30,827
Interest-Bearing Demand and Savings     92,748    2.89%      80,897    3.11%     129,291    1.80%
Time Deposits                          348,641    6.02      291,317    6.13      190,676    7.16
                                      --------    ----     --------    ----     --------    ----

                                      $479,133    5.36%    $406,864    5.47%    $350,794    4.99%
                                      ========    ====     ========    ====     ========    ====

The following table presents the maturities of the Company's other time deposits as of December 31, 2001.

                      Other Time   Other Time
                       Deposits     Deposits
                       $100,000    Less Than
($ in thousands)      or Greater    $100,000     Total
                      ----------   ----------   --------

Months to Maturity
  3 or Less            $ 41,500     $ 74,601    $116,101
  Over 3 through 12      55,833      130,700     186,533
  Over 12 Months         14,197       41,598      55,795
                       --------     --------    --------

                       $111,530     $246,899    $358,429
                       ========     ========    ========

Return on Assets and Stockholders' Equity

The following table presents selected financial ratios for each of the periods indicated.

                   Year Ended December 31,
                   -----------------------
                   2001     2000     1999
                   -----    -----    -----

Return on Assets    0.86%    0.95%    1.03%

Return on Equity   11.40%   12.12%   12.22%

Dividend Payout    21.68%   18.70%   14.86%

Equity to Assets    7.57%    7.81%    8.41%

Item 8

FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The following consolidated financial statements of the Registrant and its subsidiaries are included on exhibit 99(a) of this Annual Report on Form 10-K:

     Consolidated Balance Sheets - December 31, 2001 and 2000

     Consolidated Statements of Income - Years Ended December 31, 2001, 2000 and 1999

     Consolidated Statements of Comprehensive Income - Years Ended December 31, 2001, 2000 and 1999

     Consolidated Statements of Stockholders' Equity - Years Ended December 31, 2001, 2000, and 1999

     Consolidated Statements of Cash Flows - Years Ended December 31, 2001, 2000 and 1999

     Notes to Consolidated Financial Statements

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2001 and 2000:

                                             Three Months Ended
                                  ------------------------------------------
                                  Dec. 31    Sept. 30     June 30    Mar. 31
                                  ------------------------------------------
                                   ($ in thousands, except per share data)

2001
Interest Income                   $11,277     $11,654     $11,535    $11,418
Interest Expense                    6,116       6,534       6,568      6,522
                                  ------------------------------------------
Net Interest Income                 5,161       5,120       4,967      4,896
Provision for Loan Losses             742         453         373        286
Securities Losses                     323          --          49         15
Noninterest Income                  1,180         990       1,013        957
Noninterest Expense                 4,130       3,899       3,792      3,686
                                  ------------------------------------------
Income Before Income Taxes          1,792       1,758       1,864      1,896
Provision for Income Taxes            568         598         642        636
                                  ------------------------------------------
Net Income                        $ 1,224     $ 1,160     $ 1,222    $ 1,260
                                  ==========================================

Net Income Per Common Share (1)
   Basic                             0.29%       0.26%       0.27%      0.28%
   Diluted                           0.29%       0.26%       0.27%      0.28%

                                            Three Months Ended
                                  ---------------------------------------
                                  Dec. 31   Sept. 30    June 30   Mar. 31
                                  ---------------------------------------
                                  ($ in thousands, except per share data)

2000
Interest Income                   $11,522    $10,955    $10,009    $9,272
Interest Expense                    6,362      5,958      5,164     4,781
                                  ---------------------------------------
Net Interest Income                 5,160      4,997      4,845     4,491
Provision for Loan Losses             446        752        605       477
Securities Gains                       --       (494)        --        --
Noninterest Income                    916        893        835       847
Noninterest Expense                 3,670      3,405      3,353     3,082
                                  ---------------------------------------
Income Before Income Taxes          1,960      1,239      1,722     1,779
Provision for Income Taxes            644        400        577       566
                                  ---------------------------------------
Net Income                        $ 1,316    $   839    $ 1,145    $1,213
                                  =======================================

Net Income Per Common Share (1)
  Basic                           $  0.30    $  0.19    $  0.26    $ 0.27
  Diluted                         $  0.30    $  0.19    $  0.26    $ 0.27

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

Part III
Item 10

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference to pages 3 and 4 of the Company's Definitive Proxy Statement for Annual Meeting of Stockholders to be held on April 23, 2002 filed with the Securities and Exchange Commission on March 11, 2002 (File No. 000-12436).

Item 11

EXECUTIVE COMPENSATION

Incorporated herein by reference to pages 6, 8, 9, 10, 11 and 12 of the Company's Definitive Proxy Statement for Annual Meeting of Stockholders to be held on April 23, 2002, filed with the Securities and Exchange Commission on March 11, 2002 (File No. 000-12436).

Item 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference to pages 7 and 8 of the Company's Definitive Proxy Statement for Annual Meeting of Stockholders to be held on April 23, 2002, filed with the Securities and Exchange Commission on March 11, 2002 (File No. 000-12436).

Item 13

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to page 11 of the Company's Definitive Proxy Statement for Annual Meeting of Stockholders to be held on April 23, 2002, filed with the Securities and Exchange Commission on March 11, 2002 (File No. 000-12436).

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

      -incorporated herein by reference to page 1 of the Company's Definitive Proxy Statement for Annual Meeting of Stockholders to be held on April 23, 2002, filed with the Securities and Exchange Commission on March 11, 2002 (File No. 000-12436).

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

10(c) 1999 Restricted Stock Grant Plan and Restricted Stock Grant
      Agreement

      -filed as Exhibit 10(c) the Registrant's Annual Report on Form 10-K (File 000-12436), filed with the Commission on March 30, 2001 and incorporated herein by reference.

11    Statement Re Computation of Per Share Earnings

21    Subsidiaries of the Company

99    Additional Exhibits

99(a) Consolidated Financial Statements

      -Independent Auditor's Report
      -Consolidated Balance Sheets - December 31, 2001 and 2000 -Consolidated Statements of Income - Years Ended December 31, 2001, 2000 and 1999
      -Consolidated Statements of Comprehensive Income - Years Ended December 31, 2001, 2000 and 1999
      -Consolidated Statements of Stockholders' Equity - Years Ended December 31, 2001, 2000 and 1999
      -Consolidated Statements of Cash Flows - Years Ended December 31, 2001, 2000 and 1999
      -Notes to Consolidated Financial Statements

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

COLONY BANKCORP, INC.

/s/ James D. Minix
James D. Minix
President/Director/Chief Executive Officer

Date: March 28, 2002

/s/ Terry L. Hester
Terry L. Hester
Executive Vice-President/Controller/Chief Financial
Officer/Director

Date: March 28, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Terry Coleman                             Date:   March 28, 2002
---------------------------------
Terry Coleman, Director


/s/ L. Morris Downing                         Date:   March 28, 2002
---------------------------------
L. Morris Downing, Director


/s/ Harold E. Kimball                         Date:   March 28, 2002
---------------------------------
Harold E. Kimball, Director

/s/ Marion H. Massee, III                     Date:   March 28, 2002
---------------------------------
Marion H. Massee, III, Director


/s/ Ben B. Mills, Jr.                         Date:   March 28, 2002
---------------------------------
Ben B. Mills, Jr., Director


/s/ Walter P. Patten                          Date:   March 28, 2002
---------------------------------
Walter P. Patten, Director


/s/ W. B. Roberts                             Date:   March 28, 2002
---------------------------------
W. B. Roberts, Jr., Director


/s/ R. Sidney Ross                            Date:   March 28, 2002
---------------------------------
R. Sidney Ross, Director


/s/ Joe K. Shiver                             Date:   March 28, 2002
---------------------------------
Joe K. Shiver, Director