Form 10-Q
period 2002-03-31
COLONY BANKCORP INC
filed 2002-05-13
CIK 711669

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


FOR QUARTER ENDED MARCH 31, 2002                  COMMISSION FILE NUMBER 0-12436


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

YES  X    NO


INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE CLOSE OF THE PERIOD COVERED BY THIS REPORT.

           CLASS                                OUTSTANDING AT MARCH 31, 2002
           -----                                -----------------------------
COMMON STOCK, $1 PAR VALUE                                4,573,482

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE FOLLOWING FINANCIAL STATEMENTS ARE PROVIDED FOR COLONY BANKCORP, INC. AND
SUBSIDIARIES: COLONY BANK OF FITZGERALD, COLONY BANK ASHBURN, COLONY BANK WILCOX, COLONY BANK OF DODGE COUNTY, COLONY BANK WORTH, COLONY BANK SOUTHEAST, COLONY MANAGEMENT SERVICES, INC. AND QUITMAN FEDERAL SAVINGS BANK.

     A.   CONSOLIDATED BALANCE SHEETS - MARCH 31, 2002 AND DECEMBER 31, 2001.

     B. CONSOLIDATED STATEMENTS OF INCOME - FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001.

     C. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001.

     D. CONSOLIDATED STATEMENTS OF CASH FLOWS - FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001.

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2002 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

COLONY BANKCORP, INC. AND QUITMAN BANCORP, INC. ENTERED INTO AN AGREEMENT AND PLAN OF MERGER DATED AS OF OCTOBER 22, 2001, PURSUANT TO WHICH QUITMAN WAS MERGERD WITH AND INTO COLONY WITH COLONY BANKCORP, INC. SURVIVING THE MERGER AND QUITMAN'S WHOLLY-OWNED SUBSIDIARY, QUITMAN FEDERAL SAVINGS BANK, BECOMING A WHOLLY-OWNED SUBSIDIARY OF COLONY CONTEMPORANEOUS WITH THE CONSUMMATION OF THE MERGER. THE MERGER WAS CONSUMMATED AND BECAME EFFECTIVE AS OF MARCH 29, 2002. THE BUSINESS COMBINATION WAS ACCOUNTED FOR BY THE PURCHASE METHOD OF ACCOUNTING AND THE RESULTS OF OPERATIONS OF QUITMAN FEDERAL SAVINGS BANK SINCE THE DATE OF ACQUISTION ARE INCLUDED IN THE CONSOLIDATED FINANCIAL STATEMENTS.

                     COLONY BANKCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2002 AND DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)

                                                         March 31, 2002    Dec 31, 2001
                                                         --------------    ------------
ASSETS                                                      (Unaudited)
Cash and Balances Due from Depository Institutions            $  26,698       $  29,195
Federal Funds Sold                                               26,251          30,998
Investment Securities
   Available for Sale, at Fair Value                            100,063          77,285
   Held to Maturity, at Cost (Fair Value of $133 and
   $148, Respectively)                                              133             148
                                                              ---------       ---------
                                                                100,196          77,433
                                                              ---------       ---------
Federal Home Loan Bank Stock, at Cost                             2,686           2,214
Loans Held for Sale                                               2,260           3,865
Loans                                                           523,875         456,056
   Allowance for Loan Losses                                     (6,481)         (6,159)
   Unearned Interest and Fees                                        (2)             (4)
                                                              ---------       ---------
                                                                517,392         449,893
                                                              ---------       ---------

Premises and Equipment                                           16,410          14,625
Other Real Estate                                                 1,540           1,554
Other Assets                                                     12,938          11,798
                                                              ---------       ---------
Total Assets                                                  $ 706,371       $ 621,575
                                                              =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
   Noninterest-Bearing                                        $  49,080       $  45,967
   Interest-Bearing                                             553,132         482,050
                                                              ---------       ---------
                                                                602,212         528,017
                                                              ---------       ---------

Federal Funds Purchased                                               0             251
Borrowed Money                                                   43,078          46,929
Trust Preferred Securities                                        9,000               0
                                                              ---------       ---------
                                                                 52,078          47,180
                                                              ---------       ---------
Other Liabilities                                                 4,872           4,407


Stockholders' Equity
   Common Stock, Par Value $1, Authorized 20,000,000
   Shares, Issued 4,573,482 and 4,445,526 Shares as of
   March 31, 2002 and December 31, 2001, Respectively             4,574           4,446
   Paid-In Capital                                               23,361          21,650
   Retained Earnings                                             19,333          18,248
   Restricted Stock - Unearned Compensation                        (134)            (59)
   Accumulated Other Comprehensive Income, Net of Tax                75             348
                                                              ---------       ---------
                                                                 47,209          44,633
   Less Treasury Stock (204,838 shares in 2001), at cost              0          (2,662)
                                                              ---------       ---------
                                                                 47,209          41,971
                                                              ---------       ---------

Total Liabilities and Stockholders' Equity                    $ 706,371       $ 621,575
                                                              =========       =========

The accompanying notes are an integral part of these balance sheets.

                     COLONY BANKCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                            Three Months Ended
                                                          03/31/02        03/31/01
                                                          --------        --------
Interest Income
    Loans, including fees                               $    9,208      $    9,953
    Federal Funds Sold                                         119             260
    Deposits with Other Banks                                   38              40
    Investment Securities
      U.S. Treasury & Federal Agencies                         771             803
      State, County and Municipal                               74              83
      Other Investments                                        305             246
    Dividends on Other Investments                              36              33
                                                        ----------      ----------
                                                            10,551          11,418
                                                        ----------      ----------

Interest Expense
    Deposits                                                 4,781           6,062
    Federal Funds Purchased                                      0               7
    Borrowed Money                                             605             453
                                                        ----------      ----------
                                                             5,386           6,522
                                                        ----------      ----------

Net Interest Income                                          5,165           4,896
    Provision for Loan Losses                                  286             286
                                                        ----------      ----------
Net Interest Income After Provision for loan losses          4,879           4,610
                                                        ----------      ----------

Noninterest Income
    Service Charges on Deposits                                745             698
    Other Service Charges, Commissions & Fees                  237             137
    Security Gains, net                                          0              15
    Other Income                                               113             122
                                                        ----------      ----------
                                                             1,095             972
                                                        ----------      ----------

Noninterest Expense
    Salaries and Employee Benefits                           2,215           2,048
    Occupancy and Equipment                                    698             675
    Other Operating Expenses                                 1,041             963
                                                        ----------      ----------
                                                             3,954           3,686
                                                        ----------      ----------

Income Before Income Taxes                                   2,020           1,896
Income Taxes                                                   660             636
                                                        ----------      ----------
Net Income                                              $    1,360      $    1,260
                                                        ==========      ==========
Net Income Per Share of Common Stock
    Basic                                               $     0.32      $     0.28
                                                        ==========      ==========
    Diluted                                             $     0.32      $     0.28
                                                        ==========      ==========
Weighted Average Shares Outstanding                      4,210,442       4,445,526
                                                        ==========      ==========

The accompanying notes are an integral part of these statements.               4

                      COLONY BANKCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                            Three Months Ended
                                                           03/31/02    03/31/01
                                                           --------    --------

Net Income                                                  $ 1,360     $ 1,260

Other Comprehensive Income, Net of Tax
   Gains (Losses) on Securities Arising During Year            (273)        775
   Reclassification Adjustment                                    0         (10)
                                                            -------     -------

   Unrealized Gains (Losses) on Securities                     (273)        765
                                                            -------     -------

Comprehensive Income                                        $ 1,087     $ 2,025
                                                            =======     =======

The accompanying notes are an integral part of these statements.

                     COLONY BANKCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                2002               2001
                                                                ----               ----
CASH FLOW FROM OPERATING ACTIVITIES

Net Income                                                   $  1,360           $  1,260
Adjustments to reconcile net income to net cash
   provided by operating activities:
   (Gain) loss on sale of investment securities                     0                (15)
   Depreciation                                                   334                341
   Provision for loan losses                                      286                286
   Amortization of excess costs                                     0                 14
   Other prepaids, deferrals and accruals, net                    473                488
                                                             --------           --------
      Total Adjustments                                         1,093              1,114
                                                             --------           --------
      Net cash provided by operating activities                 2,453              2,374
                                                             --------           --------

CASH FLOW FROM INVESTING ACTIVITIES

Cash used in business acquistion, net                          (1,021)                 0
Purchase of other assets (FHLB stock)                            (100)              (125)
Purchases of securities available for sale                    (23,306)           (30,549)
Proceeds from sales of securities available for sale                0             12,571
Proceeds from maturities, calls, and paydowns of
   investment securities:
       Available for Sale                                       7,176             10,102
       Held to Maturity                                            17                 18
Decrease (Increase) in interest-bearing deposits in banks         761             (2,848)
(Increase) in loans                                           (10,845)           (21,074)
Purchase of premises and equipment                               (755)              (759)
                                                             --------           --------
       Net cash provided by investing activities              (28,073)           (32,664)
                                                             --------           --------

CASH FLOW FROM FINANCING ACTIVITIES

Net increase in deposits                                       15,344             16,618
Federal funds purchased                                          (251)                 0
Dividends paid                                                   (254)              (266)
Net (decrease) increase in other borrowed money                 3,649              6,339
Purchase of Treasury Stock, at cost                              (537)                 0
                                                             --------           --------
       Net cash provided by financing activities               17,951             22,691
                                                             --------           --------

Net increase (decrease) in cash and cash equivalents           (7,669)            (7,599)
Cash and cash equivalents at beginning of period               50,317             37,357
                                                             --------           --------
Cash and cash equivalents at end of period                   $ 42,648           $ 29,758
                                                             ========           ========

The accompanying notes are an integral part of these statements.
                                                                               6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies
    ------------------------------------------

Basis of presentation

Colony Bankcorp, Inc. is a multi-bank holding company located in Fitzgerald, Georgia. The consolidated financial statements include the accounts of Colony Bankcorp, Inc. and its wholly-owned subsidiaries, Colony Bank of Fitzgerald, Fitzgerald, Georgia; Colony Bank Ashburn, Ashburn, Georgia; Colony Bank Worth, Sylvester, Georgia; Colony Bank of Dodge County, Eastman, Georgia; Colony Bank Wilcox, Rochelle, Georgia; Colony Bank Southeast, Broxton, Georgia; Quitman Federal Savings Bank, Quitman, Georgia (the Banks); and Colony Management Services, Inc., Fitzgerald, Georgia. All significant intercompany accounts have been eliminated in consolidation. The accounting and reporting policies of Colony Bankcorp, Inc. conform to generally accepted accounting principles and practices utilized in the commercial banking industry.

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

In certain instances, amounts reported in prior years' consolidated financial statements have been reclassified to conform to statement presentations selected for 2002. Such reclassifications had no effect on previously reported stockholders' equity or net income.

All dollars in notes to consolidated financial statements are rounded to the nearest thousand.

Description of Business

The Banks provide a full range of retail and commercial banking services for consumers and small to medium size businesses primarily in South Georgia. Lending and investing activities are funded primarily by deposits gathered through its retail branch office network. Lending is concentrated in agricultural, commercial and real estate loans to local borrowers. The Banks have a high concentration of agricultural and real estate loans; however, these loans are well collateralized and in management's opinion, do not pose an adverse credit risk. In addition, the balance of the loan portfolio is sufficiently diversified to avoid significant concentration of credit risk. Although the Banks have a diversified loan portfolio, a substantial portion of borrowers' ability to honor their contracts is dependent upon the viability of the real estate economic sector.

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

Accounting Policies

The accounting and reporting policies of Colony Bankcorp, Inc. and its subsidiaries are in accordance with accounting principles generally accepted and conform to general practices within the banking industry. The significant accounting policies followed by Colony and the methods of applying those policies are summarized hereafter.

Investment Securities

Investment securities are recorded under Statement of Financial Accounting Standards (SFAS) No. 115, whereby the Banks classify their securities as trading, available for sale or held to maturity. Securities that are held principally for resale in the near term are classified as trading. Trading securities are carried at fair value, with realized and unrealized gains and losses included in noninterest income. Securities acquired with both the intent and ability to be held to maturity are classified as held to maturity and reported at amortized cost. All other securities not classified as trading or held to maturity are considered available for sale

Securities available for sale are reported at estimated fair value. Unrealized gains and losses on securities available for sale are excluded from earnings and reported, net of deferred taxes, in accumulated other comprehensive income, a component of stockholders' equity. Gains and losses from sales of securities available for sale and computed using the specific identification method. This caption includes securities, which may be sold to meet liquidity needs arising from unanticipated deposit and loan fluctuations, changes in regulatory capital requirements, or unforeseen changes in market conditions.

    -----------------------------------------------------

Federal Home Loan Bank Stock

Investment in stock of a Federal Home Loan Bank (FHLB) is required for every federally insured institution that utilizes its services. FHLB stock is considered restricted, as defined in Statement of Financial Accounting Standards
(SFAS) No. 115; accordingly, the provisions of SFAS No. 115 are not applicable to this investment. The FHLB stock is reported in the financial statements at cost. Dividend income is recognized when earned.

Loans Held for Sale

Loans held for sale consist primarily of mortgage loans in the process of being sold to a third party investor and are carried at the lower of cost or fair value. The method used to determine the lower of cost or fair value is the individual loan method.

Loans

Loans that the Company has the ability and intent to hold for the foreseeable future or until maturity are recorded at their principal amount outstanding, net of unearned interest and fees. Interest income on loans is recognized using the effective interest method.

When management believes there is sufficient doubt as to the collectibility of principal or interest on any loan or generally when loans are 90 days or more past due, the accrual of applicable interest is discontinued and the loan is designated as nonaccrual, unless the loan is well secured and in the process of collection. Interest payments received on nonaccrual loans are either applied against principal or reported as income, according to management's judgment as to the collectibility of principal. Loans are returned to an accrual status when factors indicating doubtful collectibility on a timely basis no longer exist.

Impaired loans are recorded under Statement of Financial Accounting Standards
(SFAS) No. 114. Accounting by Creditors for Impairment of a Loan and SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. Impaired loans are loans for which principal and interest are unlikely to be collected in accordance with the original terms and, generally, represent loans delinquent in excess of 90 days which have been placed on nonaccrual status and for which collateral values are less than outstanding principal and interest. Small balance, homogenous loans re excluded from impaired loans.

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

    ------------------------------------------------------

Income Taxes

The provision for income taxes is based upon income for financial statement purposes, adjusted for nontaxable income and nondeductible expenses. Deferred income taxes have been provided when different accounting methods have been used in determining income for income tax purposes and for financial purposes. Deferred tax assets and liabilities are recognized based on future tax consequences attributable to differences arising from the financial statement carrying values of assets and liabilities and their tax bases. The differences relate primarily to depreciable assets (use of different depreciation methods for financial statement and income tax purposes) and allowance for loan losses (use of the allowance method for financial statement purposes and the direct write-off method for tax purposes). In the event of changes in the tax laws, deferred tax assets and liabilities are adjusted in the period of the enactment of those changes, with effects included in the income tax provision. The Company and its subsidiaries file a consolidated federal income tax return. Each subsidiary pays its proportional share of federal income taxes to the Company based on its taxable income.

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

During the second quarter of 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, Accounting for Start-up Costs. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires start-up costs to be expended as incurred. The adoption of the Statement had no impact on Colony's financial position or results of operations.

On July 20, 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. Theses statements make significant changes to the accounting for business combinations, goodwill and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations with limited exceptions for combinations initiated prior to July 1, 2001. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. This statement is effective for business combinations completed after June 30, 2001.

SFAS No. 142 discontinues the practice of amortizing goodwill and indefinite-lived intangible assets and initiates and annual review for impairment. Impairment would be examined more frequently if certain indicators are encountered. Intangible assets with a determinable useful life will continue to be amortized over that period. The Banks are required to adopt the provisions of SFAS No. 142, effective January 1, 2002. It is anticipated that the adoption of SFAS No. 142 will not have a material effect on the Banks' financial statements.

     ------------------------------------------------------

Restricted Stock - Unearned Compensation
In 2000, the board of directors of Colony Bankcorp, Inc. adopted a restricted stock grant plan which awards certain executive officers common shares of the Company. The maximum number of shares which may be subject to restricted stock awards is 44,350. During 2001 and 2002, 17,500 shares were issued. The shares are recorded at fair market value (on the date granted) as a separate component of stockholder's equity. The cost of these shares is being amortized against earnings using the straight-line method over 3 years (the restriction period).

(2)  Cash and Balances Due from Depository Institutions
     --------------------------------------------------

Components of cash and balances due from depository institutions at March 31,2002 and December 31, 2001 are as follows:

                                                    March 31, 2002       December 31, 2001
                                                    --------------       -----------------
Cash on Hand and Cash Items                               $  5,687             $  5,297
Noninterest-Bearing Deposits with Other Banks               10,710               14,023
Interest-Bearing Deposits with Other Banks                  10,301                9,875
                                                          --------             --------
                                                          $ 26,698             $ 29,195
                                                          ========             ========

(3)  Investment Securities
     ---------------------

Investment securities as of March 31, 2002 are summarized as follows:

                                                             Gross           Gross
                                        Amortized       Unrealized      Unrealized          Fair
                                             Cost            Gains          Losses         Value
                                        ---------       ----------      ----------     ---------
Securities Available for Sale

U.S. Government Agencies
   Mortgage-Backed                        $52,969             $362           ($271)     $ 53,060
   Other                                   17,569              116             (43)       17,642
State, County & Municipal                   8,538              122             (68)        8,592
The Bankers Bank Stock                         50                0               0            50
Corporate Obligations                      19,592              359            (166)       19,785
Marketable Equity Securities                1,130                0            (196)          934
                                          -------             ----           -----      --------
                                          $99,848             $959           ($744)     $100,063
                                          =======             ====           =====      ========

Securities Held to Maturity:
   State, County and Municipal            $   133             $  0            $  0      $    133
                                          =======             ====           =====      ========

The amortized cost and fair value of investment securities as of March 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                          Securities
                                            ----------------------------------------------------------------
                                                     Available for Sale                Held to Maturity
                                                     ------------------                ----------------
                                            Amortized Cost      Fair Value     Amortized Cost     Fair Value
                                            --------------      ----------     --------------    -----------
Due in One Year or Less                            $ 1,051        $  1,059             $    0         $    0
Due After One Year Through Five Years               33,257          33,479                  0              0
Due After Five Years Through Ten Years               9,427           9,540                  0              0
Due After Ten Years                                  1,964           1,941                133            133
                                                   -------        --------             ------         ------
                                                    45,699          46,019                133            133

The Bankers Bank Stock                                  50              50                  0              0
Marketable Equity Securities                         1,130             934                  0              0
Mortgage-Backed Securities                          52,969          53,060                  0              0
                                                   -------        --------             ------         ------
                                                   $99,848        $100,063             $  133         $  133
                                                   =======        ========             ======         ======

Investment securities as of December 31, 2001 are summarized as follows:

                                                              Gross        Gross
                                            Amortized    Unrealized   Unrealized        Fair
                                                 Cost         Gains       Losses       Value
                                            ---------    ----------   ----------     -------
Securities Available for Sale:
U.S. Government Agencies
  Mortgage-Backed Securities                  $48,065       $   515        ($172)    $48,408
  Other                                         3,752            97            0       3,849
State, County & Municipal                       5,812            91          (33)      5,870
The Banker's Bank Stock                            50             0            0          50
Marketable Equity Securities                    1,130             0         (187)        943
Corporate Obligations                          17,853           418         (106)     18,165
                                              -------       -------       ------     -------
                                              $76,662       $ 1,121        ($498)    $77,285
                                              =======       =======       ======     =======
Securities Held to Maturity:
  State, County and Municipal                 $   148       $     0       $    0     $   148
                                              =======       =======       ======     =======

Proceeds from sales of investments available for sale were $0 during first quarter of 2002 and $12,571 during first quarter of 2001. Gross realized gains totaled $0 during the first quarter of 2002 and $29 during first quarter 2001. Gross realized losses totaled $0 during first quarter 2002 and $14 during first quarter 2001.

Investment securities having a carry value approximating $56,964 and $40,711 as of March 31, 2002 and December 31, 2001, respectively, were pledged to secure public deposits and for other purposes.

(4) Loans
---------

The composition of loans as of March 31, 2002 and December 31, 2001 was as follows:

                                           March 31, 2002    December 31, 2001
                                           --------------    -----------------

Commercial, Financial and Agricultural           $ 53,527             $ 65,004
Real Estate - Construction                          8,399                7,988
Real Estate - Farmland                             28,369               28,130
Real Estate - Other                               348,525              277,146
Installment Loans to Individuals                   70,563               64,885
All Other Loans                                    14,492               12,903
                                                 --------             --------
                                                 $523,875             $456,056
                                                 ========             ========

Nonaccrual loans are loans for which principal and interest are doubtful of collection in accordance with original loan terms and for which accruals of interest have been discontinued due to payment delinquency. Nonaccrual loans totaled $6,822 and $8,205 as of March 31, 2002 and December 31, 2001, respectively. On March 31, 2002, the Company had 90 day past due loans with principal balances of $1,496 and restructured loans with principal balances of $388 compared to 90 day past due loans with principal balances of $332 and restructured loans with principal balances of $585 on December 31, 2001.

(5)  Allowance for Loan Losses
------------------------------

Transactions in the allowance for loan losses are summarized below for three months ended March 31, 2002 and March 31, 2001 as follows:

                                               March 31, 2002    March 31, 2001
                                               --------------    --------------

Balance, Beginning                                    $ 6,159           $ 5,661
   Provision Charged to Operating Expenses                286               286
   Loans Charged Off                                     (468)              (90)
   Loan Recoveries                                         52               140
   Business combination, Quitman Federal                  452                 0
                                                      -------           -------
Balance, Ending                                       $ 6,481           $ 5,997
                                                      =======           =======

(6)  Premises and Equipment
---------------------------

Premises and equipment are comprised of the following as of March 31, 2002 and December 31, 2001:

                                       March 31, 2002     December 31, 2001
                                       --------------     -----------------

Land                                         $  2,248              $  2,019
Building                                       12,815                11,970
Furniture, Fixtures and Equipment               9,881                 8,617
Leasehold Improvements                            267                   267
Construction in Progress                          481                   168
                                             --------              --------
                                               25,692                23,041
                                             --------              --------

Accumulated Depreciation                       (9,282)               (8,416)
                                             --------              --------
                                             $ 16,410              $ 14,625
                                             ========              ========

Depreciation charged to operations totaled $335 and $341 for March 31, 2002 and March 31, 2001 respectively.

Certain Company facilities and equipment are leased under various operating leases. Rental expense approximated $30 and $37 for three months ended March 31, 2002 and 2001.

Future minimum rental payments to be paid are as follows:

               Year Ending
               December 31               Amount
               -----------               ------
                  2002                    $  59
                  2003                       44
                  2004                       24
                  2005                        5
                  2006                        4
                                          -----
                                          $ 136
                                          =====

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

(8)  Deposits
-------------

Components of interest-bearing deposits as of March 31, 2002 and December 31, 2001 are as follows:


                                         March 31, 2002   December 31, 2001
                                         --------------   -----------------


Interest-Bearing Demand                        $113,925            $104,217
Savings                                          30,111              19,404
Time, $100,000 and Over                         124,241             111,530
Other Time                                      284,855             246,899
                                               --------            --------
                                               $553,132            $482,050
                                               ========            ========

The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of one hundred thousand, was approximately $112,145 and $101,267 as of March 31, 2002 and December 31, 2001, respectively.

As of March 31, 2002 and December 31, 2001, the scheduled maturities of certificates of deposits are as follows:

         Maturity                        March 31, 2002   December 31, 2001
         --------                        --------------   -----------------
         One Year and Under                    $338,989            $302,589
         One to Three Years                      54,011              45,084
         Three Years and Over                    16,096              10,756
                                               --------            --------
                                               $409,096            $358,429
                                               ========            ========

(9)  Borrowed Money
-------------------

Borrowed money at March 31, 2002 and December 31, 2001 is summarized as follows:


                                         March 31, 2002   December 31, 2001
                                         --------------   -----------------
Federal Home Loan Bank Advances                 $41,800            $41,300
First Port City Note Payable                        482                578
The Banker's Bank Note Payable                      796                387
First Port City Line of Credit                        0              4,664
Trust Preferred Securities                        9,000                  0
                                                -------            -------
                                                $52,078            $46,929
                                                =======            =======


Advances from the Federal Home Loan Bank (FHLB) have maturities ranging from 2002 to 2011 and interest rates ranging from 2.00 percent to 6.98 percent. Under the Blanket Agreement for Advances and Security Agreement with the FHLB, residential first mortgage loans and cash balances held by the FHLB are pledged as collateral for the FHLB advances outstanding. At March 31, 2002, the Company had available line of credit commitments totaling $56,089, of which $14,290 was available.

First Port City note payable was renewed on January 29, 2000 for $675. Annual principal payments of $96 are due with interest paid quarterly at The Wall Street Prime minus one half percent. The debt is secured by commercial real estate in downtown Fitzgerald, which includes the parent company's facilities. Any unpaid balance is due January 29, 2003.

The Banker's Bank note payable was renewed on January 23, 2002 into a credit line up to $1,110 at a rate of the Wall Street Prime minus one half percent. Payments are due monthly with the entire unpaid balance due May 7, 2002. The debt is secured by all furniture, fixtures, machinery, equipment and software of Colony Management Services, Inc. Colony Bankcorp, Inc. guarantees the debt. At March 31, 2002 available credit on the line was $285.

     --------------------------

Advances under the line of credit with First Port City have an interest rate of the Wall Street Prime. Interest payments are due quarterly with the principal balance due on June 30, 2002. All of the outstanding stock of Colony Bank of Fitzgerald is pledged as collateral for the line of credit. At March 31, 2002 the line of credit had been paid out with proceeds realized from the trust preferred securities offering. The line of credit is no longer in force at March 31, 2002.

The Trust Preferred Securities debt originated on March 26, 2002 in the amount of $9,000 with a maturity date of March 26, 2032. The initial rate of interest is 5.59% and adjusts quarterly to the effective 3 month Libor rate plus 360 basis points. Interest payments are scheduled quarterly with principal due at maturity, though the Company has the option at the end of five years to pay partially or in full the principal balance.

The aggregate stated maturities of borrowed money at March 31, 2002 are as follows:

               Year                                      Amount
               ----                                      ------
               2002                                     $ 7,096
               2003                                      12,482
               2004                                       3,000
               2005                                           0
               2006 and Thereafter                       29,500
                                                        -------
                                                        $52,078
                                                        =======

(10) Profit Sharing Plan
------------------------

The Company has a profit sharing plan that covers substantially all employees who meet certain age and service requirements. It is the Company's policy to make contributions to the plan as approved annually by the board of directors. The total provision for contributions to the plan was $384 for 2001, $369 for 2000 and $328 for 1999.

(11) Commitments and Contingencies
----------------------------------

In the normal course of business, certain commitments and contingencies are incurred which are not reflected in the consolidated financial statements. Commitments under standby letters of credit to U.S. addresses approximate $2,417 as of March 31, 2002 and $1,426 as of December 31, 2001. Unfulfilled loan commitments as of March 31, 2002 and December 31, 2001 approximated $57,193 and $46,871 respectively. No losses are anticipated as a result of commitments and contingencies.

Colony Bank Fitzgerald is currently constructing a new branch to be located in the Warner Robins/Houston County market. The total estimated cost to complete construction and furnish the facility is $1,200. At March 31, 2002 the bank had paid approximately $481 of the total estimated cost.

(12) Regulatory Capital Matters
-------------------------------

The amount of dividends payable to the parent company from the subsidiary banks is limited by various banking regulatory agencies. The amount of cash dividends available from subsidiaries for payment in 2002 without prior approval from the banking regulatory agencies approximates $2,433. Upon approval by regulatory authorities, the banks may pay cash dividends to the parent company in excess of regulatory limitations.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The amounts and ratios as defined in regulations are presented hereafter. Management believes, as of March 31, 2002, the Company meets all capital adequacy requirements to which it is subject and is classified as well capitalized under the regulatory framework for prompt corrective action. In the opinion of management, there are no conditions or events since prior notification of capital adequacy from the regulators that have changed the institution's category.


                                                                                         To Be Well Capitalized
                                                                   For Capital          Under Prompt Corrective
                                              Actual            Adequacy Purposes          Action Provisions
                                              ------           -------------------      -----------------------
                                         Amount     Ratio      Amount        Ratio        Amount        Ratio
                                         ------     -----      ------        -----        ------        -----
As of March 31, 2002

Total Capital
     to Risk-Weighted Assets            $61,388     11.52%     $42,624        8.00%       $53,280       10.00%
Tier 1 Capital
     to Risk-Weighted Assets             54,907     10.31%      21,312        4.00%        31,968        6.00%
Tier 1 Capital
     to Average Assets                   54,907      8.79%      24,990        4.00%        31,238        5.00%

As of December 31, 2001

Total Capital
     to Risk-Weighted Assets            $47,061      9.78%     $38,496        8.00%       $48,120       10.00%
Tier 1 Capital
     to Risk-Weighted Assets             41,051      8.53%      19,248        4.00%        28,872        6.00%
Tier 1 Capital
     to Average Assets                   41,051      6.80%      24,147        4.00%        30,184        5.00%

(13) Financial Information of Colony Bankcorp, Inc. (Parent Only)
-----------------------------------------------------------------

The parent company's balance sheets as of March 31, 2002 and December 31, 2001 and the related statements of income and comprehensive income and cash flows are as follows:


                       COLONY BANKCORP, INC. (PARENT ONLY)
                                 BALANCE SHEETS
              FOR PERIOD ENDED MARCH 31, 2002 AND DECEMBER 31, 2001

ASSETS                                                            March 31, 2002    Dec 31, 2001
                                                                  --------------    ------------
                                                                     (Unaudited)
Cash                                                                    $    633        $     63
Investments in Subsidiaries at Equity                                     53,701          46,156
Other                                                                      2,565           1,340
                                                                        --------        --------
Totals Assets                                                           $ 56,899        $ 47,559
                                                                        ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Dividends Payable                                                     $    274        $    255
  Notes and Debentures Payable                                             9,482           5,242
  Other                                                                      (66)             91
                                                                        --------        --------
                                                                           9,690           5,588
Stockholders' Equity
  Common Stock, Par Value $1 a Share; Authorized 20,000,000
  Shares, Issued 4,573,482 and 4,445,526 Shares
  as of March 31, 2002 and December 31, 2001
  Respectively                                                             4,574           4,446
  Paid-In Capital                                                         23,361          21,650
  Retained Earnings                                                       19,333          18,248
  Restricted Stock - Unearned Compensation                                  (134)            (59)
  Accumulated Other Comprehensive Income, Net of Tax                          75             348
                                                                        --------        --------
                                                                          47,209          44,633
  Less Treasury Stock (204,838 shares) at Cost                                 0          (2,662)
                                                                        --------        --------
Total Stockholders' Equity                                                47,209          41,971
                                                                        --------        --------
Total Liabilities and Stockholders' Equity                              $ 56,899        $ 47,559
                                                                        ========        ========

-----------------------------------------------------------------------------

                       COLONY BANKCORP, INC. (PARENT ONLY)
                  STATEMENT OF INCOME AND COMPREHENSIVE INCOME
          FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001
                                   (UNAUDITED)


                                                                            March 31, 2002   March 31, 2001
                                                                            --------------   --------------
Income
     Dividends from Subsidiaries                                                    $1,000           $  994
     Other                                                                              17               18
                                                                                    ------           ------
                                                                                     1,017            1,012
                                                                                    ------           ------
Expenses
     Interest                                                                           65               13
     Amortization                                                                        0                4
     Other                                                                             237              220
                                                                                    ------           ------
                                                                                       302              237
                                                                                    ------           ------

Income Before Taxes and Equity in Undistributed Earnings
        of Subsidiaries                                                                715              775
     Income Tax (Benefits)                                                             (91)             (73)
                                                                                    ------           ------

Income Before Taxes and Equity in Undistributed Earnings of Subsidiaries               806              848
     Equity in Undistributed Earnings of Subsidiaries                                  554              412
                                                                                    ------           ------

Net Income                                                                           1,360            1,260
                                                                                    ------           ------

Other Comprehensive Income, Net of Tax
     Gains (losses) on Securities Arising During Year                                 (273)             775
     Reclassification Adjustment                                                         0              (10)
                                                                                    ------           ------

     Unrealized Gains (Losses) in Securities                                          (273)             765
                                                                                    ------           ------

Comprehensive Income                                                                $1,087           $2,025
                                                                                    ======           ======

-----------------------------------------------------------------------------

                       COLONY BANKCORP, INC. (PARENT ONLY)
                             STATEMENT OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001
                                   (UNAUDITED)

                                                                 March 31, 2002       March 31, 2001
                                                                 --------------       --------------
Cash Flows from Operating Activities
     Net Income                                                        $  1,360             $  1,260
     Adjustments to Reconcile Net Income to Net Cash
     Provided from Operating Activities
          Depreciation and Amortization                                      17                   17
          Equity in Undistributed Earnings of Subsidiary                   (554)                (412)
          Other                                                            (675)                (464)
                                                                       --------             --------
                                                                            148                  401
                                                                       --------             --------
Cash Flows from Investing Activities
     Cash used in business acquistion, net                               (2,371)                   0
     Capital Infusion in Subsidiary                                        (650)                   0
     Purchase of Premises and Equipment                                      (6)                   0
                                                                       --------             --------
                                                                         (3,027)                   0
                                                                       --------             --------
Cash Flows from Financing Activities
     Dividends Paid                                                        (254)                (266)
     Purchase of Treasury Stock                                            (537)                   0
     Principal Payments on Notes and Debentures                          (5,896)                 (96)
     Proceeds from Notes and Debentures                                  10,136                    0
                                                                       --------             --------
                                                                          3,449                 (362)
                                                                       --------             --------

Increase (Decrease) in Cash and Cash Equivalents                            570                   39
Cash and Cash Equivalents, Beginning                                         63                    4
                                                                       --------             --------
Cash and Cash Equivalents, Ending                                      $    633             $     43
                                                                       ========             ========

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

(15)  Stock Grant Plan
----------------------

On February 16, 1999, a restricted stock grant plan was approved by the Board. The plan was adopted for the purpose of establishing incentives designed to recognize, reward and retain executive employees whose performance, contribution and skills are critical to the Company. The plan period commences February 16, 1999 and ends February 15, 2009 with the maximum number of shares subject to restricted stock awards being 22,175 shares (44,350 shares after the two-for-one stock split effective September 30, 1999). During 2000, 2001 and 2002 the Company has issued an aggregate total of 17,500 shares pursuant to the stock grant plan which leaves 26,850 available shares that can be issued over the remaining life of the plan.

(16)  Proforma Financial Statement - Business Combination
---------------------------------------------------------

Colony Bankcorp, Inc, and Quitman Bancorp, Inc. entered into an agreement and plan of merger dated as of October 22, 2001, pursuant to which Quitman was mergerd with and into Colony with Colony Bankcorp, Inc. surviving the merger and Quitman's wholly-owned subsidiary, Quitman Federal Savings Bank, becoming a wholly-owned subsidiary of Colony contemporaneous with the consummation of the merger. The merger was consummated and became effective as of March 29, 2002. The business combination was accounted for by the purchase method of accounting and the results of operations of Quitman Federal Savings Bank since the date of acquisition are included in the Consolidated Financial Statements.

The proforma information below discloses results of operations for the current period and the corresponding period in the preceeding year as though the companies had combined at the beginning of the period being reported on:

                                         Three Months Ended    Three Months Ended
                                           March 31, 2002         March 31, 2001
                                           --------------         --------------
     Interest Income                        $   11,836             $   12,726
     Interest Expense                            6,072                  7,391
     Net Income                                  1,260                  1,313
     Earnings Per Share                     $     0.28             $     0.27
     Weighted Avg Shares Outstanding         4,577,535              4,812,619

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity represents the ability to provide adequate sources of funds for funding loan commitments and investment activities, as well as the ability to provide sufficient funds to cover deposit withdrawals, payment of debt and financing of operations. Converting assets to cash for these funds is primarily with proceeds from collections on loans and maturities of investment securities or by attracting and obtaining new deposits. For the three months ended March 31, 2002, the Company was successful in meeting its liquidity needs by increasing deposits 14.05 percent to $602,212,000 from deposits of $528,017,000 on December 31, 2001. Of this increase, $58,851,000 or 79.32 percent resulted from the purchase of Quitman Federal Savings Bank. Also, the Company met its liquidity needs by increasing other borrowed money 10.38 percent to $52,078,000 from $47,180,000 on December 31, 2001. Of this increase, $1,500,000 or 30.62 percent resulted from the Quitman purchase. Should the need arise; the Company also maintains relationships with the Federal Home Loan Bank and several correspondent banks that can provide funds on short notice.

Liquidity is monitored on a regular basis by management. The Company's liquidity position remained satisfactory for the three months ended March 31, 2002. Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, funds due and securities) represented 26.06 percent of average deposits for the three months ended March 31, 2002 as compared to 23.63 percent of average deposits for the same period in 2001 and 23.18 percent for calendar year 2001. Average loans represented 87.12 percent of average deposits for the three months ended March 31, 2002 as compared to 87.58 percent for the same period in 2001 and 89.80 percent for calendar year 2001. Average interest-bearing deposits were 82.55 percent of average earning assets for the three months ended March 31, 2002 as compared to 84.64 percent for the same period in 2001 and 83.12 percent for calendar year 2001.

The Company satisfies most of its capital requirements through retained earnings. During the first three months of 2002, retained earnings provided $1,086,000 increase in equity. Additionally, equity had a decrease of $273,000 resulting from the change during the quarter in unrealized gains on securities available for sale, net of taxes, an increase of $18,000 resulting from the stock grant plan, a decrease of $537,000 resulting from treasury shares acquired through the company's stock repurchase plan and an increase of $4,944,000 as a result of the acquisition of Quitman Federal Savings Bank. Thus, total equity increased by a net amount of $5,238,000. During the first three months of 2001, retained earnings provided $994,000 of increase in equity. Additionally, equity had an increase of $765,000 resulting from the change during the year in unrealized gains on securities available for sale, net of taxes and an increase of $10,000 resulting from the stock grant plan. Thus, total equity increased by a net amount of $1,769,000 for the three month period ended March 31, 2001. Total equity increased by a net amount of $1,761,000 for calendar year 2001.

As of March 31, 2002, the Company's capital totaled approximately $47,209,000 and the only outstanding commitment for capital expenditures was by a subsidiary bank for construction of a branch facility in Warner Robins/ Houston County, Georgia. Total cost of the facility will be approximately $1,200,000 with approximately $481,000 paid as of March 31, 2002 for construction completed.

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

Using the capital requirements presently in effect, the Tier 1 ratio as of March 31, 2002 was 10.31 percent and total Tier 1 and 2 risk-based capital was 11.52 percent. Both of these measures compare favorably with the regulatory minimum of 4 percent for Tier 1 and 8 percent for total risk-based capital. The Company's Tier 1 leverage ratio was 8.79 percent as of March 31, 2002 which exceeds the required ratio standard of 4 percent.

For the three months ended March 31, 2002, average capital was $42,216,000 representing 6.75 percent of average assets for the year. This percentage is down from the 2001 level of 7.57 percent.

For the first quarter of 2002, the Company paid quarterly dividends of $0.06 per share compared to $0.06 per share in the first quarter of 2001. The dividend payout ratio, defined as dividends per share divided by net income per share, was 18.75 percent for three months ended March 31, 2002 as compared to 21.43 percent for the same period in 2001.

As of March 31, 2002, management was not aware of any recommendations by regulatory authorities which if they were to be implemented, would have a material effect on the Company's liquidity, capital resources or results of operations. However, it is possible that examinations by regulatory authorities in the future could precipitate additional loss charge-offs that could materially impact the Company's liquidity, capital resources and results of operations.

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

Net Income

Net income for the three months ended March 31, 2002 was $1,360,000 as compared to $1,260,000 for the three months ended March 31, 2001, or an increase of 7.94 percent. This increase is the result of an increase in net interest income of $269,000 and an increase in other noninterest income of $123,000. These were offset by an increase in noninterest expense of $268,000 and an increase in income tax expenses of $24,000. On a fully diluted share basis, net income increased to $0.32 per share for the three months ended March 31, 2002 from $0.28 for the same period in 2001, or an increase of 14.29 percent.

Net Interest Margin

The company's net interest margin decreased by 48 basis points to 3.54 percent in first quarter 2002 as compared to 4.02 percent in first quarter 2001. The net interest margin compression was primarily attributable to U. S. Federal Reserve lowering interest rates an unprecedented 475 basis points during 2001. The Company should see improvement in the net interest margin the balance of the year given the Federal Reserve's current neutral bias toward interest rates in 2002. Net interest income increased 5.49 percent to $5,165,000 in first quarter 2002 from $4,896,000 in the same period a year ago on an increase in average earning assets to $590,719,000 in first quarter 2002 from $493,311,000 in first quarter 2001. Average loans increased by $66,040,000 or 16.58 percent, average funds sold increased by $11,233,000 or 63.29 percent, average investment securities increased by $13,407,000 or 18.44 percent, average interest-bearing deposits in other banks decreased by $6,099,000 or 205.49 percent and average interest-bearing other assets increased $629,000 or 37.71 percent resulting in a net increase in average earning assets of $97,408,000 or 19.75 percent.

The net increase in average assets was funded by a net increase in average deposits of 17.20 percent to $532,892,000 in first quarter 2002 from $454,704,000 in first quarter 2001 and a net increase in average debt and funds purchased of 79.57 percent to $ 47,492,000 in first quarter 2002 from $26,447,000 in first quarter 2001. Average interest-bearing deposits increased by 16.79 percent to $487,660,000 in first quarter 2002 from $417,560,000 in first quarter 2001 while average noninterest-bearing deposits increased 22.04 percent to $45,332,000 in first quarter 2002 from $37,144,000 in first quarter 2001. Average noninterest-bearing deposits represented 8.51 percent of average total deposits in first quarter 2002 as compared to 8.17 percent in the same period a year ago.

Interest expense decreased for the three months ended March 31, 2002 by $1,136,000 compared to the same period in 2001. The decrease is primarily attributable to the U. S. Federal Reserve lowering interest rates an unprecedented 475 basis points during 2001. The combination of the increase in average earning assets and the decrease in the net interest margin resulted in an increase of net interest income of $269,000 for the three months ended March 31, 2002 compared to the same period a year ago.

Provision for Loan Losses

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on nonaccruing, past due and other loans that management believes require attention.

The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at a level management has determined to be adequate. The provision for loan losses was $286,000 for the three months ended March 31, 2002 as compared to $286,000 for the three months ended March 31, 2001 representing no change from a year ago. Net loan charge-offs represented 145.10 percent of the provision for loan losses in the first quarter of 2002 as compared to (17.83) percent in the first quarter of 2001. Net loan charge-offs for the three months ended March 31, 2002 represented
0.09 percent of average loans outstanding as compared to (0.01) percent in first quarter 2001. The leveling off of loan charge-offs resulted from management's effort the past several years to improve credit quality and to eliminate weak and marginal credits. As of March 31, 2002, the allowance for loan losses was
1.23 percent of total loans outstanding as compared to an allowance for loan losses of 1.46 percent of total loans outstanding as of March 31, 2001. The loan loss reserve of 1.23 percent of total loans outstanding provided coverage of
74.44 percent of nonperforming loans and 63.25 percent of nonperforming assets as of March 31, 2002 compared to 82.22 percent and 76.92 percent, respectively as of March 31, 2001 and compared to 69.10 percent and 58.84 percent, respectively as of December 31, 2001. The determination of the reserve rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management considers the March 31, 2002 allowance for loan losses adequate to cover potential losses in the loan portfolio.

Noninterest Income

Noninterest income consists primarily of service charges on deposit accounts. Service charges on deposit accounts totaled $745,000 in first quarter 2002 as compared to $698,000 in first quarter 2001 or an increase of 6.73 percent. This increase is attributable to the increase in noninterest-bearing and interest-bearing deposit accounts. All other noninterest income increased to $350,000 in first quarter 2002 from $274,000 in first quarter 2001, or an increase of 27.74 percent. Most of the increase is attributable to additional fee income generated by the mortgage company. Thus, total noninterest income for first quarter 2002 was $1,095,000 compared to $972,000 in first quarter 2001, or an increase of 12.65 percent.

Noninterest Expense

Noninterest expense increased by 7.27 percent to $3,954,000 in first quarter 2002 from $3,686,000 in first quarter 2001. Salaries and employee benefits increased 8.15 percent to $2,215,000 in first quarter 2002 from $2,048,000 in first quarter 2001 primarily due to increased staffing with two new branches opened in 2001. Occupancy and equipment expense increased by 3.41 percent to $698,000 in first quarter 2002 from $675,000 in first quarter 2001 primarily due to additional depreciation and occupancy expense with the new offices opened during 2001. All other noninterest expense increased 8.10 percent to $1,041,000 in first quarter 2002 from $963,000 a year ago. Other increases in noninterest expense are primarily attributable to expenses incurred in opening two new offices during 2001.

Income Tax Expense

Income before taxes increased by $124,000 to $2,020,000 in first quarter 2002 from $1,896,000 in first quarter 2001 with significant changes being an increase in net interest income of $269,000 in first quarter 2002 as compared to first quarter 2001 and an increase in noninterest expense, net of noninterest income of $145,000 in first quarter 2002 as compared to first quarter 2001. Income tax expense increased 3.77 percent to $660,000 in first quarter 2002 from $636,000 in first quarter 2001. Income tax expense as a percentage of income before taxes was 32.67 percent in first quarter 2002 compared to 33.54 percent in first quarter 2001 or a decrease of 2.59 percent.

Quantitative  and Qualitative Disclosures About Market Risk

Our financial performance is impacted by, among other factors, interest rate risk and credit risk. We do not utilize derivatives to mitigate our credit risk, relying instead on an extensive loan review process and our allowance for loan losses.

Interest rate risk is the change in value due to changes in interest rates. The Company is exposed only to U. S. dollar interest rate changes and, accordingly, the Company manages exposure by considering the possible changes in the net interest margin. The Company does not have any trading instruments nor does it classify any portion of its investment portfolio as held for trading. The Company does not engage in any hedging activity or utilize any derivatives. The Company has no exposure to foreign currency exchange rate risk, commodity price risk and other market risks. This risk is addressed by our Asset & Liability Management Committee ("ALCO") which includes senior management representatives. The ALCO monitors interest rate risk by analyzing the potential impact to the net portfolio of equity value and net interest income from potential changes to interest rates and considers the impact of alternative strategies or changes in balance sheet structure.

Interest rates play a major part in the net interest income of financial institutions. The repricing of interest earning assets and interest-bearing liabilities can influence the changes in net interest income. The timing of repriced assets and liabilities is Gap management and our Company has established its policy to maintain a Gap ratio in the one-year time horizon of ..80 to 1.20.

Our exposure to interest rate risk is reviewed on at least a quarterly basis by our Board of Directors and the ALCO. Interest rate risk exposure is measured using interest rate risk sensitivity analysis to determine our change in net portfolio value in the event of assumed changes in interest rates. In order to reduce the exposure to interest rate fluctuations, we have implemented strategies to more closely match our balance sheet composition. We are generally focusing our investment activities on securities with terms or average lives in the 2 -5 year range.

The Company maintains about one-third of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years. The liabilities to fund assets are primarily in short term certificate of deposits that mature within one year. This balance sheet composition has allowed the Company to be relatively constant with its net interest margin the past several years, though the unprecedented 475 basis point decrease by U.S. Federal Reserve in 2001 resulted in a significant decrease in the net interest margin during 2001 and the first quarter of 2002. We anticipate improvement in the net interest margin the balance of the year given the Federal Reserve's present neutral to slightly higher interest rates forecast for the balance of 2002.

Colony Bankcorp, Inc. and Subsidiaries Interest Rate Sensitivity

The following table is an analysis of the Company's interest rate-sensitivity position at March 31, 2002. The interest rate-sensitivity gap, which is the difference between interest-earning assets and interest-bearing liabilities by repricing period, is based upon maturity or first repricing opportunity, along with a cumulative interest rate-sensitivity gap. It is important to note that the table indicates a position at a specific point in time and may not be reflective of positions at other times during the year or in subsequent periods. Major changes in the gap position can be, and are, made promptly as market outlooks change.

                     Assets and Liabilities Repricing Within

                                                       3
                                                     Months     4 to 12                 1 to 5      Over 5
                                                    or Less      Months     1 Year      Years        Years      Total
                                                    -------      ------     ------      -----        -----      -----
($ in Thousands)
------------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS:
    Interest-bearing deposits                        10,301           0      10,301           0           0      10,301
    Federal Funds Sold                               26,251           0      26,251           0           0      26,251
    Investment Securities                             9,061       1,118      10,179      70,450      19,567     100,196
    Loans, net of unearned income                   194,910     132,189     307,099     194,778      21,996     523,873
                                                   --------    --------    --------    --------    --------    --------

        Total Interest-earning assets               220,523     133,307     353,830     265,228      41,563     660,621
                                                   --------    --------    --------    --------    --------    --------

INTEREST-BEARING LIABILITIES:
    Interest-bearing Demand deposits (1)            113,925           0     113,925           0           0     113,925
    Savings (1)                                      30,111           0      30,111           0           0      30,111
    Time Deposits                                   107,134     240,407     347,541      61,555           0     409,096
    Other Borrowings (2)                             25,078       3,500      28,578       6,000      17,500      52,078
                                                   --------    --------    --------    --------    --------    --------

        Total Interest-bearing liabilities          276,248     243,907     520,155      67,555      17,500     605,210
                                                   --------    --------    --------    --------    --------    --------

    Interest rate-sensitivity gap                   (55,725)   (110,600)   (166,325)    197,673      24,063      55,411
                                                   --------    --------    --------    --------    --------    --------

    Cumulative interest-sensitivity gap             (55,725)   (166,325)   (166,325)     31,348      55,411
                                                   --------    --------    --------    --------    --------

    Interest rate-sensivitiy gap as a
      percentage of interest-earning assets           -8.44%     -16.74%     -25.18%      29.92%       3.64%
                                                   --------    --------    --------    --------    --------

    Cumulative interest rate-sensitivity as
      as a percentage of interest-earning assets      -8.44%     -25.18%     -25.18%       4.75%       8.39%
                                                   --------    --------    --------    --------    --------

(1) Interest-bearing Demand and Savings accounts for repricing purposes are considered to reprice 3 months or less
(2) Short-term borrowings for repricing purposes are considered to reprice within 3 months or less

The foregoing table indicates that we had a one year negative gap of $(166) million, or (25.18)% of total assets at March 31, 2002. In theory, this would indicate that at March 31, 2002, $166 million more in liabilities than assets would reprice if there were a change in interest rates over the next 365 days. Thus, if interest rates were to decline, the gap would indicate a resulting increase in net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and our supporting liability can vary significantly while the timing of repricing of both the assets and our supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposits.

Gap analysis has certain limitations. Measuring the volume of repricing or maturing assets and liabilities does not always measure the full impact on the portfolio value of equity or net interest income. Gap analysis does not account for rate caps on products; dynamic changes such as increasing prepay speeds as interest rates decrease, basis risk, or the benefit of non-rate funding sources. The majority of our loan portfolio reprices quickly and completely following changes in market rates, while non-term deposit rates in general move slowly and usually incorporate only a fraction of the change in rates. Products categorized as non-rate sensitive, such as our noninterest-bearing demand deposits, in the gap analysis behave like long term fixed rate funding sources. Both of these factors tend to make our actual behavior more asset sensitive than is indicated in the gap analysis. In fact, we experience higher net interest income when rates rise, opposite what is indicated by the gap analysis. In fact, during the recent period of declines in interest rates, our net interest margin has declined. Therefore, management uses gap analysis, net interest margin analysis and market value of portfolio equity as our primary interest rate risk management tools.

Future Outlook

Colony is an emerging company operating in an industry filled with nonregulated competitors and a rapid pace of consolidation. The year brings with it new opportunities for growth in our existing markets, as well as opportunities to expand into new markets through branch acquisitions and branching. Colony completed two new branches in 2001, which are located in Lee County and Warner Robins, Georgia. During first quarter 2002, Colony completed the acquisition of Quitman Federal Savings Bank. With this acquisition, the Company will explore opportunities to expand into the Valdosta/Lowndes County market during 2002. The Warner Robins office opened in temporary offices in 2001 and will move into a new 5,500 square foot office mid-year 2002.

Liquidity

The Company's goals with respect to liquidity are to ensure that sufficient funds are available to meet current operating requirements and to provide reserves against unforeseen liquidity requirements. Management continuously reviews the Company's liquidity position, which is maintained on a basis consistent with established internal guidelines and the tests and reviews of the various regulatory authorities. The Company's primary liquidity sources at March 31, 2002 included cash, due from banks, federal funds and short-term investment securities. The Company also has the ability, on a short-term basis, to borrow funds from Federal Home Loan Bank and correspondent banks. The mix of asset maturities contributes to the company's overall liquidity position.

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


                                    BUSINESS

General

The Company was organized in 1983 as a bank holding company through the merger of Colony Bank of Fitzgerald with a subsidiary of the Company. Since that time, Colony Bank of Fitzgerald, which was formed by principals of Colony Bankcorp, Inc. in 1976, has operated as a wholly-owned subsidiary of the Company. In April 1984, Colony Bankcorp, Inc. acquired Colony Bank Wilcox, and in November 1984, Colony Bank Ashburn became a wholly-owned subsidiary of Colony Bankcorp, Inc. Colony Bankcorp, Inc. continued its growth with the acquisition of Colony Bank of Dodge County in September 1985. In August 1991, Colony Bankcorp, Inc. acquired Colony Bank Worth. In November 1996, Colony Bankcorp, Inc. acquired Colony Bank Southeast and in November 1996 formed a non-bank subsidiary Colony Management Services, Inc. In March 2002, Colony Bankcorp, Inc. acquired Quitman Federal Savings Bank.

Through its seven subsidiary banks, Colony Bankcorp, Inc. operates a full-service banking business and offers a broad range of retail and commercial banking services including checking, savings, NOW accounts, money market and time deposits of various types; loans for business, agriculture, real estate, personal uses, home improvement and automobiles; credit card; letters of credit; investment and discount brokerage services; IRA's; safe deposit box rentals, bank money orders; electronic funds transfer services, including wire transfers and automated teller machines and internet accounts. Each of the Banks is a state chartered institution whose customer deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation.

On April 2, 1998, the Company was listed on Nasdaq National Market. The Company's common stock trades on the Nasdaq Stock Market under the symbol "CBAN". The Company presently has approximately 1,351 shareholders as of March 31, 2002. "The Nasdaq Stock Market" or "Nasdaq" is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting and order execution systems. This market also provides specialized automation services for screen-based negotiations of transactions, on-line comparison of transactions, and a range of informational services tailored to the needs of the securities industry, investors and issuers. The Nasdaq Stock Market is operated by The Nasdaq Stock Market, Inc., a wholly-owned subsidiary of the National Association of Securities Dealers, Inc.

                           PART II- OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits - None

B. Reports filed on Form 8-K for the quarter ended March 31, 2002 are as follows:

         (1) On March 26, 2002, Colony Bankcorp, Inc. filed Form 8-K (Item 5 - OTHER EVENTS) to announce the completion of a $9,000,000 private placement of floating rate trust preferred securities. The securities mature in 30 years and bear interest at the rate of 3 month LIBOR plus 360 basis points with interest to be paid quarterly.

         (2) On March 29, 2002, Colony Bankcorp, Inc. filed Form 8-K (Item 2 - ACQUISITION OF ASSETS) to announce that Quitman Bancorp, Inc. was merged with and into Colony surviving the merger and Quitman's wholly-owned subsidiary, Quitman Federal Savings Bank, becoming a wholly-owned subsidiary of Colony contemporaneous with the consummation of the merger. The merger was consummated and became effective as of March 29, 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       COLONY BANKCORP, INC.


May 9, 2002                            /s/  James D. Minix
-----------------------------          -----------------------------------------
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