Form 10-Q
period 2002-06-30
COLONY BANKCORP INC
filed 2002-08-13
CIK 711669

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


FOR QUARTER ENDED JUNE 30, 2002                 COMMISSION FILE NUMBER 0-12436


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

YES  X   NO

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE CLOSE OF THE PERIOD COVERED BY THIS REPORT.

          CLASS                         OUTSTANDING AT JUNE 30, 2002
          -----                         ----------------------------
COMMON STOCK, $1 PAR VALUE                       4,573,482

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE FOLLOWING FINANCIAL STATEMENTS ARE PROVIDED FOR COLONY BANKCORP, INC. AND
SUBSIDIARIES: COLONY BANK OF FITZGERALD, COLONY BANK ASHBURN, COLONY BANK WILCOX, COLONY BANK OF DODGE COUNTY, COLONY BANK WORTH, COLONY BANK SOUTHEAST, COLONY MANAGEMENT SERVICES, INC. AND QUITMAN FEDERAL SAVINGS BANK.

     A.   CONSOLIDATED BALANCE SHEETS - JUNE 30, 2002 AND DECEMBER 31, 2001.

     B. CONSOLIDATED STATEMENTS OF INCOME - FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001 AND FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001.

     C. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001 AND FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001.

     D. CONSOLIDATED STATEMENTS OF CASH FLOWS - FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001.

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2002 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

COLONY BANKCORP, INC. AND QUITMAN BANCORP, INC. ENTERED INTO AN AGREEMENT AND PLAN OF MERGER DATED AS OF OCTOBER 22, 2001, PURSUANT TO WHICH QUITMAN WAS MERGED WITH AND INTO COLONY WITH COLONY BANKCORP, INC. SURVIVING THE MERGER AND QUITMAN'S WHOLLY-OWNED SUBSIDIARY, QUITMAN FEDERAL SAVINGS BANK, BECOMING A WHOLLY-OWNED SUBSIDIARY OF COLONY CONTEMPORANEOUS WITH THE CONSUMMATION OF THE MERGER. THE MERGER WAS CONSUMMATED AND BECAME EFFECTIVE AS OF MARCH 29, 2002. THE BUSINESS COMBINATION WAS ACCOUNTED FOR BY THE PURCHASE METHOD OF ACCOUNTING AND THE RESULTS OF OPERATIONS OF QUITMAN FEDERAL SAVINGS BANK SINCE THE DATE OF ACQUISTION ARE INCLUDED IN THE CONSOLIDATED FINANCIAL STATEMENTS.

                     COLONY BANKCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2002 AND DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)

                                                                       June 30, 2002    Dec 31, 2001
                                                                      ---------------  --------------
ASSETS                                                                  (Unaudited)
Cash and Balances Due from Depository Institutions                         $  27,408       $  29,195
Federal Funds Sold                                                            22,308          30,998
Investment Securities
     Available for Sale, at Fair Value                                        98,048          77,285
     Held to Maturity, at Cost (Fair Value of $124 and
     $148, Respectively)                                                         124             148
                                                                           ---------       ---------
                                                                              98,172          77,433
                                                                           ---------       ---------

Federal Home Loan Bank Stock, at Cost                                          2,712           2,214
Loans Held for Sale                                                            1,720           3,865
Loans                                                                        547,379         456,056
     Allowance for Loan Losses                                                (7,101)         (6,159)
     Unearned Interest and Fees                                                  (77)             (4)
                                                                           ---------       ---------
                                                                             540,201         449,893
                                                                           ---------       ---------

Premises and Equipment                                                        16,898          14,625
Other Real Estate                                                              1,211           1,554
Other Assets                                                                  12,307          11,798
                                                                           ---------       ---------
Total Assets                                                               $ 722,937       $ 621,575
                                                                           =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
     Noninterest-Bearing                                                   $  47,224       $  45,967
     Interest-Bearing                                                        570,724         482,050
                                                                           ---------       ---------
                                                                             617,948         528,017
                                                                           ---------       ---------

Federal Funds Purchased                                                           50             251
Borrowed Money                                                                42,221          46,929
Trust Preferred Securities                                                     9,000               0
                                                                           ---------       ---------
                                                                              51,271          47,180
                                                                           ---------       ---------
Other Liabilities                                                              4,228           4,407

Stockholders' Equity
     Common Stock, Par Value $1, Authorized 20,000,000
     Shares, Issued 4,573,482 and 4,445,526 Shares as of
     June 30, 2002 and December 31, 2001, Respectively                         4,574           4,446
     Paid-In Capital                                                          23,361          21,650
     Retained Earnings                                                        20,596          18,248
     Restricted Stock - Unearned Compensation                                   (116)            (59)
     Accumulated Other Comprehensive Income, Net of Tax                        1,075             348
                                                                           ---------       ---------
                                                                              49,490          44,633
     Less Treasury Stock (204,838 shares in 2001), at cost                         0          (2,662)
                                                                           ---------       ---------
                                                                              49,490          41,971
                                                                           ---------       ---------

Total Liabilities and Stockholders' Equity                                 $ 722,937       $ 621,575
                                                                           =========       =========

The accompanying notes are an integral part of these balance sheets.

                     COLONY BANKCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                   AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                         Three Months Ended          Six Months Ended
                                                                       06/30/02      06/30/01     06/30/02       06/30/01
                                                                       --------      --------     --------       --------
Interest Income
     Loans, including fees                                            $   10,481    $   10,113   $   19,689     $   20,066
     Federal Funds Sold                                                       90           144          209            404
     Deposits with Other Banks                                                42            78           80            118
     Investment Securities
          U.S. Treasury & Federal Agencies                                   907           785        1,678          1,588
          State, County and Municipal                                         85            84          159            167
          Other Investments                                                  304           300          609            546
     Dividends on Other Investments                                           36            31           72             64
     Other Interest Income                                                    15             0           15              0
                                                                      ----------    ----------   ----------     ----------
                                                                          11,960        11,535       22,511         22,953
                                                                      ----------    ----------   ----------     ----------

Interest Expense
     Deposits                                                              5,112         6,044        9,893         12,106
     Federal Funds Purchased                                                   2             4            2             11
     Borrowed Money                                                          591           520        1,196            973
                                                                      ----------    ----------   ----------     ----------
                                                                           5,705         6,568       11,091         13,090
                                                                      ----------    ----------   ----------     ----------

Net Interest Income                                                        6,255         4,967       11,420          9,863
     Provision for Loan Losses                                               863           373        1,149            659
                                                                      ----------    ----------   ----------     ----------
Net Interest Income After Provision for loan losses                        5,392         4,594       10,271          9,204
                                                                      ----------    ----------   ----------     ----------

Noninterest Income
     Service Charges on Deposits                                             862           749        1,607          1,447
     Other Service Charges, Commissions & Fees                               136           135          373            260
     Security Gains, net                                                     507            49          507             64
     Other Income                                                            184           129          297            263
                                                                      ----------    ----------   ----------     ----------
                                                                           1,689         1,062        2,784          2,034
                                                                      ----------    ----------   ----------     ----------

Noninterest Expense
     Salaries and Employee Benefits                                        2,530         2,114        4,745          4,162
     Occupancy and Equipment                                                 784           648        1,482          1,323
     Other Operating Expenses                                              1,372         1,030        2,413          1,993
                                                                      ----------    ----------   ----------     ----------
                                                                           4,686         3,792        8,640          7,478
                                                                      ----------    ----------   ----------     ----------

Income Before Income Taxes                                                 2,395         1,864        4,415          3,760
Income Taxes                                                                 813           642        1,473          1,278
                                                                      ----------    ----------   ----------     ----------
Net Income                                                            $    1,582    $    1,222   $    2,942     $    2,482
                                                                      ==========    ==========   ==========     ==========
Net Income Per Share of Common Stock
     Basic                                                            $     0.35    $     0.27   $     0.67     $     0.56
                                                                      ==========    ==========   ==========     ==========
     Diluted                                                          $     0.35    $     0.27   $     0.67     $     0.56
                                                                      ==========    ==========   ==========     ==========
Weighted Average Shares Outstanding                                    4,573,482     4,445,526    4,391,962      4,445,526
                                                                      ==========    ==========   ==========     ==========

The accompanying notes are an integral part of these statements.

                      COLONY BANKCORP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                    THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                   AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                   Three Months Ended          Six Months Ended
                                                                  06/30/02     06/30/01      06/30/02      06/30/01
                                                                  --------     --------      --------      --------
Net Income                                                         $1,582       $1,222        $2,942        $2,482

Other Comprehensive Income, Net of Tax
     Gains (Losses) on Securities Arising During Year               1,335           97         1,062           872
     Reclassification Adjustment                                     (335)         (32)         (335)          (42)
                                                                   ------       ------        ------        ------

     Unrealized Gains (Losses) on Securities                        1,000           65           727           830
                                                                   ------       ------        ------        ------

Comprehensive Income                                               $2,582       $1,287        $3,669        $3,312
                                                                   ======       ======        ======        ======

The accompanying notes are an integral part of these statements.

                     COLONY BANKCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                2002            2001
                                                                                ----            ----
CASH FLOW FROM OPERATING ACTIVITIES

Net Income                                                                 $   2,942       $   2,482
Adjustments to reconcile net income to net cash
     provided by operating activities:
     (Gain) loss on sale of investment securities                               (507)            (64)
     Depreciation                                                                715             684
     Provision for loan losses                                                 1,149             659
     Amortization of excess costs                                                  1              27
     Other prepaids, deferrals and accruals, net                                 445            (702)
                                                                           ---------       ---------
          Total Adjustments                                                    1,803             604
                                                                           ---------       ---------
          Net cash provided by operating activities                            4,745           3,086
                                                                           ---------       ---------

CASH FLOW FROM INVESTING ACTIVITIES

Cash used in business acquistion, net                                         (1,021)              0
Purchase of other assets (FHLB stock)                                           (126)           (454)
Purchases of securities available for sale                                   (35,245)        (47,366)
Proceeds from sales of securities available for sale                           5,331          13,670
Proceeds from maturities, calls, and paydowns of
     investment securities:
          Available for Sale                                                  17,369          23,056
          Held to Maturity                                                        27              32
Decrease (Increase) in interest-bearing deposits in banks                      1,669          (3,079)
(Increase) in loans                                                          (33,734)        (43,614)
Purchase of premises and equipment                                            (1,614)         (1,208)
                                                                           ---------       ---------
          Net cash provided by investing activities                          (47,344)        (58,963)
                                                                           ---------       ---------

CASH FLOW FROM FINANCING ACTIVITIES

Net increase in deposits                                                      31,080          26,218
Federal funds purchased                                                         (201)              0
Dividends paid                                                                  (529)           (533)
Net (decrease) increase in other borrowed money                                2,792          17,088
Purchase of Treasury Stock, at cost                                             (537)              0
                                                                           ---------       ---------
          Net cash provided by financing activities                           32,605          42,773
                                                                           ---------       ---------

Net increase (decrease) in cash and cash equivalents                          (9,994)        (13,104)
Cash and cash equivalents at beginning of period                              50,317          37,357
                                                                           ---------       ---------
Cash and cash equivalents at end of period                                 $  40,323       $  24,253
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

Description                    Life in Years                 Method
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

Restricted Stock - Unearned Compensation

In 1999, the board of directors of Colony Bankcorp, Inc. adopted a restricted stock grant plan which awards certain executive officers common shares of the Company. The maximum number of shares which may be subject to restricted stock awards is 44,350. During 2000 - 2002, 17,500 shares were issued. The shares are recorded at fair market value (on the date granted) as a separate component of stockholder's equity. The cost of these shares is being amortized against earnings using the straight-line method over 3 years (the restriction period).

(2)  Cash and Balances Due from Depository Institutions

Components of cash and balances due from depository institutions at June 30, 2002 and December 31, 2001 are as follows:

                                                        June 30, 2002     December 31, 2001
                                                        -------------     -----------------
Cash on Hand and Cash Items                               $  5,659              $  5,297
Noninterest-Bearing Deposits with Other Banks               12,356                14,023
Interest-Bearing Deposits with Other Banks                   9,393                 9,875
                                                          --------              --------
                                                          $ 27,408              $ 29,195
                                                          ========              ========

(3)  Investment Securities

Investment securities as of June 30, 2002 are summarized as follows:

                                                                        Gross          Gross
                                                    Amortized      Unrealized     Unrealized         Fair
                                                         Cost           Gains         Losses        Value
                                                   ----------     -----------    -----------    ---------
Securities Available for Sale

U.S. Government Agencies
   Mortgage-Baked                                   $ 54,507         $   883          ($63)     $ 55,327
   Other                                              17,638             373             0        18,011
State, County & Municipal                              8,580             227           (16)        8,791
Corporate Obligations                                 14,475             529           (43)       14,961
Marketable Equity Securities                           1,130               0          (172)          958
                                                    --------         -------       -------      --------
                                                    $ 96,330         $ 2,012         ($294)     $ 98,048
                                                    ========         =======       =======      ========
Securities Held to Maturity:
   State, County and Municipal                      $    124         $     0       $     0      $    124
                                                    ========         =======       =======      ========

The amortized cost and fair value of investment securities as of June 30, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                  Securities
                                                   ---------------------------------------------------------------------
                                                           Available for Sale                 Held to Maturity
                                                           ------------------                 ----------------
                                                     Amortized Cost      Fair Value     Amortized Cost       Fair Value
                                                    ---------------      ----------     --------------       ----------
Due in One Year or Less                                     $ 2,897         $ 2,962               $  0             $  0
Due After One Year Through Five Years                        30,769          31,575                  0                0
Due After Five Years Through Ten Years                        5,494           5,681                  0                0
Due After Ten Years                                           1,533           1,545                124              124
                                                            -------         -------               ----             ----
                                                             40,693          41,763                124              124

Marketable Equity Securities                                  1,130             958                  0                0
Mortgage-Backed Securities                                   54,507          55,327                  0                0
                                                            -------         -------               ----             ----

                                                            $96,330         $98,048               $124             $124
                                                            =======         =======               ====             ====

Investment securities as of December 31, 2001 are summarized as follows:

                                                          Gross        Gross
                                        Amortized    Unrealized   Unrealized         Fair
                                            Cost          Gains       Losses        Value
                                        ---------    ----------   ----------    ---------
Securities Available for Sale:
U.S. Government Agencies
   Mortgage-Backed Securities            $48,065       $  515        ($172)      $48,408
   Other                                   3,752           97            0         3,849
State, County & Municipal                  5,812           91          (33)        5,870
The Banker's Bank Stock                       50            0            0            50
Marketable Equity Securities               1,130            0         (187)          943
Corporate Obligations                     17,853          418         (106)       18,165
                                         -------       ------        -----       -------
                                         $76,662       $1,121        ($498)      $77,285
                                         =======       ======        =====       =======

Securities Held to Maturity:
   State, County and Municipal           $   148       $    0         $  0       $   148
                                         =======       ======        =====       =======

Proceeds from sales of investments available for sale were $5,331 during the first half of 2002 and $13,670 during the first half of 2001. Gross realized gains totaled $507 during the first half of 2002 and $78 during the first half of 2001. Gross realized losses totaled $0 during the first half of 2002 and $14 during the first half of 2001.

Investment securities having a carry value approximating $54,496 and $40,711 as of June 30, 2002 and December 31, 2001, respectively, were pledged to secure public deposits and for other purposes.

(4) Loans

The composition of loans as of June 30, 2002 and December 31, 2001 was as follows:

                                             June 30, 2002     December 31, 2001
                                             -------------     -----------------
Commercial, Financial and Agricultural            $ 55,597              $ 65,004
Real Estate - Construction                           9,342                 7,988
Real Estate - Farmland                              31,739                28,130
Real Estate - Other                                361,105               277,146
Installment Loans to Individuals                    73,752                64,885
All Other Loans                                     15,844                12,903
                                                  --------              --------
                                                  $547,379              $456,056
                                                  ========              ========

Nonaccrual loans are loans for which principal and interest are doubtful of collection in accordance with original loan terms and for which accruals of interest have been discontinued due to payment delinquency. Nonaccrual loans totaled $8,333 and $8,205 as of June 30, 2002 and December 31, 2001, respectively. On June 30, 2002, the Company had 90 day past due loans with principal balances of $1,005 and restructured loans with principal balances of $24 compared to 90 day past due loans with principal balances of $332 and restructured loans with principal balances of $585 on December 31, 2001.

(5)  Allowance for Loan Losses

Transactions in the allowance for loan losses are summarized below for three months ended June 30, 2002 and June 30, 2001 as follows:

                                                  June 30, 2002   June 30, 2001
                                                  -------------   -------------

Balance, Beginning                                       $6,159          $5,661
   Provision Charged to Operating Expenses                1,149             659
   Loans Charged Off                                       (779)           (649)
   Loan Recoveries                                          120             217
   Business combination, Quitman Federal                    452               0
                                                         ------          ------
Balance, Ending                                          $7,101          $5,888
                                                         ======          ======

(6)  Premises and Equipment

Premises and equipment are comprised of the following as of June 30, 2002 a December 31, 2001:

                                              June 30, 2002   December 31, 2001
                                              -------------   -----------------

Land                                                $ 2,253             $ 2,019
Building                                             12,855              11,970
Furniture, Fixtures and Equipment                    10,323               8,617
Leasehold Improvements                                  283                 267
Construction in Progress                                837                 168
                                                    -------             -------
                                                     26,551              23,041
                                                    -------             -------

Accumulated Depreciation                             (9,653)             (8,416)
                                                    -------             -------
                                                    $16,898             $14,625
                                                    =======             =======

Depreciation charged to operations totaled $715 and $684 for June 30, 2002 and June 30, 2001 respectively.

Certain Company facilities and equipment are leased under various operating leases. Rental expense approximated $75 and $72 for six months ended June 30, 2002 and 2001.

Future minimum rental payments to be paid are as follows:

              Year Ending
              December 31       Amount
              -----------       ------
                  2002           $ 59
                  2003             44
                  2004             24
                  2005              5
                  2006              4
                                    -
                                 $136

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

(8)  Deposits

Components of interest-bearing deposits as of June 30, 2002 and December 31, 2001 are as follows:

                                      June 30, 2002    December 31, 2001
                                      -------------    -----------------

Interest-Bearing Demand                    $111,220             $104,217
Savings                                      29,472               19,404
Time, $100,000 and Over                     141,445              111,530
Other Time                                  288,587              246,899
                                           --------             --------
                                           $570,724             $482,050
                                           ========             ========

The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of one hundred thousand, was approximately $131,808 and $101,267 as of June 30, 2002 and December 31, 2001, respectively.

As of June 30, 2002 and December 31, 2001, the scheduled maturities of certificates of deposits are as follows:

         Maturity                    June 30, 2002     December 31, 2001
         --------                    -------------     -----------------
         One Year and Under               $381,259              $302,589
         One to Three Years                 40,596                45,084
         Three Years and Over                8,177                10,756
                                          --------              --------
                                          $430,032              $358,429
                                          ========              ========

(9)  Borrowed Money

Borrowed money at June 30, 2002 and December 31, 2001 is summarized as follows:

                                     June 30, 2002     December 31, 2001
                                     -------------     -----------------

Federal Home Loan Bank Advances            $40,700               $41,300
First Port City Note Payable                   482                   578
The Banker's Bank Note Payable               1,039                   387
First Port City Line of Credit                   0                 4,664
Trust Preferred Securities                   9,000                     0
                                           -------               -------
                                           $51,221               $46,929
                                           =======               =======

Advances from the Federal Home Loan Bank (FHLB) have maturities ranging from 2002 to 2011 and interest rates ranging from 2.00 percent to 6.18 percent. Under the Blanket Agreement for Advances and Security Agreement with the FHLB, residential first mortgage loans and cash balances held by the FHLB are pledged as collateral for the FHLB advances outstanding. At June 30, 2002, the Company had available line of credit commitments totaling $60,266, of which $19,566 was available.

First Port City note payable was renewed on January 29, 2000 for $675. Annual principal payments of $96 are due with interest paid quarterly at The Wall Street Prime minus one half percent. The debt is secured by commercial real estate in downtown Fitzgerald, which includes the parent company's facilities. Any unpaid balance is due January 29, 2003.

The Banker's Bank note payable was renewed on January 23, 2002 into a credit line up to $1,110 at a rate of the Wall Street Prime minus one half percent. Payments are due monthly in the amount of $21 with final maturity of January 7, 2007. The debt is secured by all non-rolling fixed assets of Colony Management Services, Inc. and the guaranty of Colony Bankcorp, Inc. At June 30, 2002 no draws are available on the line of credit.

Advances under the line of credit with First Port City have an interest rate of the Wall Street Prime. Interest payments are due quarterly with the principal balance due on June 30, 2002. All of the outstanding stock of Colony Bank of Fitzgerald is pledged as collateral for the line of credit. At June 30, 2002 the line of credit had been paid out with proceeds realized from the trust preferred securities offering. The line of credit is no longer in force at June 30, 2002.

The Trust Preferred Securities debt originated on March 26, 2002 in the amount of $9,000 with a maturity date of March 26, 2032. The initial rate of interest is 5.59% and adjusts quarterly to the effective 3 month Libor rate plus 360 basis points. Interest payments are scheduled quarterly with principal due at maturity, though the Company has the option at the end of five years to pay partially or in full the principal balance. The present rate of interest at June 30, 2002 was 5.47%.

The aggregate stated maturities of borrowed money at June 30, 2002 are as follows:

         Year                         Amount
         ----                         ------
         2002                        $ 3,000
         2003                         14,682
         2004                          3,000
         2005                              0
         2006 and Thereafter          30,539
                                     -------
                                     $51,221
                                     =======

(10) Profit Sharing Plan

The Company has a profit sharing plan that covers substantially all employees who meet certain age and service requirements. It is the Company's policy to make contributions to the plan as approved annually by the board of directors. The total provision for contributions to the plan was $384 for 2001, $369 for 2000 and $328 for 1999.

(11) Commitments and Contingencies

In the normal course of business, certain commitments and contingencies are incurred which are not reflected in the consolidated financial statements. Commitments under standby letters of credit to U.S. addresses approximate $2,224 as of June 30, 2002 and $1,426 as of December 31, 2001. Unfulfilled loan commitments as of June 30, 2002 and December 31, 2001 approximated $67,225 and $46,871 respectively. No losses are anticipated as a result of commitments and contingencies.

Colony Bank Fitzgerald is currently constructing a new branch to be located in the Warner Robins/Houston County market. The total estimated cost to complete construction and furnish the facility is $1,200. At June 30, 2002 the bank had paid approximately $821 of the total estimated cost.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The amounts and ratios as defined in regulations are presented hereafter. Management believes, as of June 30, 2002, the Company meets all capital adequacy requirements to which it is subject and is classified as well capitalized under the regulatory framework for prompt corrective action. In the opinion of management, there are no conditions or events since prior notification of capital adequacy from the regulators that have changed the institution's category.

                                                                                        To Be Well Capitalized
                                                                   For Capital          Under Prompt Corrective
                                              Actual            Adequacy Purposes          Action Provisions
                                              ------            -----------------          -----------------

                                         Amount     Ratio      Amount         Ratio       Amount        Ratio
                                         ------     -----      ------         -----       ------        -----
As of June 30, 2002

Total Capital
     to Risk-Weighted Assets            $62,955     11.64%    $43,279          8.00%     $54,133        10.00%
Tier 1 Capital
     to Risk-Weighted Assets             56,188     10.39%     21,640          4.00%      32,460         6.00%
Tier 1 Capital
     to Average Assets                   56,188      7.93%     28,358          4.00%      35,448         5.00%

As of December 31, 2001

Total Capital
     to Risk-Weighted Assets            $47,061      9.78%    $38,496          8.00%     $48,120        10.00%
Tier 1 Capital
     to Risk-Weighted Assets             41,051      8.53%     19,248          4.00%      28,872         6.00%
Tier 1 Capital
     to Average Assets                   41,051      6.80%     24,147          4.00%      30,184         5.00%

(13) Financial Information of Colony Bankcorp, Inc. (Parent Only)

The parent company's balance sheets as of June 30, 2002 and December 31, 2001 and the related statements of income and comprehensive income and cash flows are as follows:

                       COLONY BANKCORP, INC. (PARENT ONLY)
                                 BALANCE SHEETS
              FOR PERIOD ENDED JUNE 30, 2002 AND DECEMBER 31, 2001

ASSETS                                                                 June 30, 2002     Dec 31, 2001
                                                                       -------------     ------------
                                                                        (Unaudited)
Cash                                                                      $    574          $     63
Investments in Subsidiaries at Equity                                       56,559            46,156
Other                                                                        2,199             1,340
                                                                          --------          --------
Totals Assets                                                             $ 59,332          $ 47,559
                                                                          ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Dividends Payable                                                    $    320          $    255
     Notes and Debentures Payable                                            9,482             5,242
     Other                                                                      40                91
                                                                          --------          --------
                                                                             9,842             5,588
Stockholders' Equity
     Common Stock, Par Value $1 a Share; Authorized 20,000,000
     Shares, Issued 4,573,482 and 4,445,526 Shares
     as of June 30, 2002 and December 31, 2001
     Respectively                                                            4,574             4,446
     Paid-In Capital                                                        23,361            21,650
     Retained Earnings                                                      20,596            18,248
     Restricted Stock - Unearned Compensation                                 (116)              (59)
     Accumulated Other Comprehensive Income, Net of Tax                      1,075               348
                                                                          --------          --------
                                                                            49,490            44,633
     Less Treasury Stock (204,838 shares) at Cost                                0            (2,662)
                                                                          --------          --------
Total Stockholders' Equity                                                  49,490            41,971
                                                                          --------          --------
Total Liabilities and Stockholders' Equity                                $ 59,332          $ 47,559
                                                                          ========          ========

                       COLONY BANKCORP, INC. (PARENT ONLY)
                  STATEMENT OF INCOME AND COMPREHENSIVE INCOME
            FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001
                                   (UNAUDITED)

                                                                          June 30, 2002   June 30, 2001
                                                                          -------------   -------------
Income
     Dividends from Subsidiaries                                              $ 1,000          $   994
     Other                                                                         39               34
     Securities gains                                                             251                0
                                                                              -------          -------
                                                                                1,290            1,028
                                                                              -------          -------
Expenses
     Interest                                                                     205               23
     Amortization                                                                   0                9
     Other                                                                        535              458
                                                                              -------          -------
                                                                                  740              490
                                                                              -------          -------

Income Before Taxes and Equity in Undistributed Earnings
          of Subsidiaries                                                         550              538
     Income Tax (Benefits)                                                       (144)            (152)
                                                                              -------          -------

Income Before Taxes and Equity in Undistributed Earnings of Subsidiaries          694              690
     Equity in Undistributed Earnings of Subsidiaries                           2,248            1,792
                                                                              -------          -------

Net Income                                                                      2,942            2,482
                                                                              -------          -------

Other Comprehensive Income, Net of Tax
     Gains (losses) on Securities Arising During Year                           1,062              872
     Reclassification Adjustment                                                 (335)             (42)
                                                                              -------          -------

     Unrealized Gains (Losses) in Securities                                      727              830
                                                                              -------          -------

Comprehensive Income                                                          $ 3,669          $ 3,312
                                                                              =======          =======

                       COLONY BANKCORP, INC. (PARENT ONLY)
                             STATEMENT OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001
                                   (UNAUDITED)

                                                           June 30, 2002    June 30, 2001
                                                           -------------    -------------
Cash Flows from Operating Activities
     Net Income                                                $  2,942        $  2,482
     Adjustments to Reconcile Net Income to Net Cash
      Provided from Operating Activities
          Depreciation and Amortization                              35              44
          Equity in Undistributed Earnings of Subsidiary         (2,248)         (1,792)
          Other                                                    (664)            (60)
                                                               --------        --------
                                                                     65             674
                                                               --------        --------
Cash Flows from Investing Activities
     Sales and maturities of securities                             301               0
     Cash used in business acquistion, net                       (2,371)              0
     Capital Infusion in Subsidiary                                (650)              0
     Purchase of Premises and Equipment                              (8)            (19)
                                                               --------        --------
                                                                 (2,728)            (19)
                                                               --------        --------
Cash Flows from Financing Activities
     Dividends Paid                                                (529)           (533)
     Purchase of Treasury Stock                                    (537)              0
     Principal Payments on Notes and Debentures                  (5,896)            (96)
     Proceeds from Notes and Debentures                          10,136               0
                                                               --------        --------
                                                                  3,174            (629)
                                                               --------        --------

Increase (Decrease) in Cash and Cash Equivalents                    511              26
Cash and Cash Equivalents, Beginning                                 63               4
                                                               --------        --------
Cash and Cash Equivalents, Ending                              $    574        $     30
                                                               ========        ========

(14)  Legal Contingencies

In the ordinary course of business, there are various legal proceedings pending against Colony and its subsidiaries. The aggregate liabilities, if any, arising from such proceedings would not, in the opinion of management, have a material adverse effect on Colony's consolidated financial position.

(15)  Stock Grant Plan

On February 16, 1999, a restricted stock grant plan was approved by the Board. The plan was adopted for the purpose of establishing incentives designed to recognize, reward and retain executive employees whose performance, contribution and skills are critical to the Company. The plan period commences February 16, 1999 and ends February 15, 2009 with the maximum number of shares subject to restricted stock awards being 22,175 shares (44,350 shares after the two-for-one stock split effective September 30, 1999). During 2000 - 2002, the Company has issued an aggregate total of 17,500 shares pursuant to the stock grant plan which leaves 26,850 available shares that can be issued over the remaining life of the plan.

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

The proforma information below discloses results of operations for the current period and the corresponding period in the preceeding year as though the companies had combined at the beginning of the period being reported on:

                                         Three Months Ended                 Six Months Ended
                                   June 30, 2002    June 30, 2001    June 30, 2002    June 30, 2001
                                   -------------    -------------    -------------    -------------
Interest Income                       $   11,960       $   12,862       $   23,796       $   25,588

Interest Expense                           5,705            7,445           11,777           14,836

Net Income                                 1,582            1,293            2,842            2,606

Earnings Per Share                    $     0.35       $     0.27       $     0.62       $     0.54

Weighted Avg Shares Outstanding        4,573,482        4,812,619        4,575,509        4,812,619

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity represents the ability to provide adequate sources of funds for funding loan commitments and investment activities, as well as the ability to provide sufficient funds to cover deposit withdrawals, payment of debt and financing of operations. Converting assets to cash for these funds is primarily with proceeds from collections on loans and maturities of investment securities or by attracting and obtaining new deposits. For the six months ended June 30, 2002, the Company was successful in meeting its liquidity needs by increasing deposits 17.03 percent to $617,948,000 from deposits of $528,017,000 on December 31, 2001. Of this increase, $59,212,000 or 65.84 percent resulted from the purchase of Quitman Federal Savings Bank in 2002. Also, the Company met its liquidity needs by increasing other borrowed money 8.67 percent to $51,271,000 from $47,180,000 on December 31, 2001. Of this increase, $2,000,000 or 48.89 percent resulted from the Quitman purchase. Should the need arise; the Company also maintains relationships with the Federal Home Loan Bank and several correspondent banks that can provide funds on short notice.

Liquidity is monitored on a regular basis by management. The Company's liquidity position remained satisfactory for the six-month period ended June 30, 2002. Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, funds due and securities) represented 25.22 percent of average deposits for the six months ended June 30, 2002 as compared to 23.78 percent of average deposits for the same period in 2001 and 23.18 percent for calendar year 2001. Average loans represented 88.09 percent of average deposits for the six months ended June 30, 2002 as compared to 89.09 percent for the same period in 2001 and 89.80 percent for calendar year 2001. Average interest-bearing deposits were 82.91 percent of average earning assets for the six months ended June 30, 2002 as compared to 83.53 percent for the same period in 2001 and 83.12 percent for calendar year 2001.

The Company satisfies most of its capital requirements through retained earnings. During the first three months of 2002, retained earnings provided $1,086,000 of increase in equity. Additionally, equity had a decrease of $273,000 resulting from the change during the quarter in unrealized gains on securities available for sale, net of taxes, an increase of $18,000 resulting from the stock grant plan, a decrease of $537,000 resulting from treasury shares acquired through the company's stock repurchase plan and an increase of $4,944,000 as a result of the acquisition of Quitman Federal Savings Bank. Thus, total equity increased by a net amount of $5,238,000. During the second quarter of 2002, retained earnings provided $1,263,000 of increase in equity. Additionally, equity had an increase of $1,000,000 resulting from the change during the quarter in unrealized gains on securities available for sale, net of taxes and an increase of $18,000 resulting from the stock grant plan. Thus, total equity increased by a net amount of $2,281,000 in the three-month period ended June 30, 2002 and increased by a net amount of $7,519,000 in the six-month period ended June 30, 2002.

During the first three months of 2001, retained earnings provided $994,000 of increase in equity. Additionally, equity had an increase of $765,000 resulting from the change during the year in unrealized gains on securities available for sale, net of taxes and an increase of $10,000 resulting from the stock grant plan. Thus, total equity increased by a net amount of $1,769,000 for the three-month period ended March 31, 2001. During the second quarter of 2001, retained earnings provided $955,000 of increase in equity. Additionally, equity had an increase of $65,000 resulting from the change during the quarter in unrealized gains on securities available for sale, net of taxes and an increase of $10,000 resulting from the stock grant plan. Thus, total equity increased by a net amount of $1,030,000 in the three-month period ended June 30, 2001 and increased by a net amount of $2,799,000 in the six-month period ended June 30, 2001. Total equity increased by a net amount of $1,761,000 for calendar year 2001.

As of June 30, 2002, the Company's capital totaled approximately $49,490,000 and the only outstanding commitment for capital expenditures was by a subsidiary bank for construction of a branch facility in Warner Robins/ Houston County, Georgia. Total cost of the facility will be approximately $1,200,000 with approximately $821,000 paid as of June 30, 2002 for construction completed.

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

Using the capital requirements presently in effect, the Tier 1 ratio as of June 30, 2002 was 10.39 percent and total Tier 1 and 2 risk-based capital was 11.64 percent. Both of these measures compare favorably with the regulatory minimum of 4 percent for Tier 1 and 8 percent for total risk-based capital. The Company's Tier 1 leverage ratio was 7.93 percent as of June 30, 2002 which exceeds the required ratio standard of 4 percent.

For the six months ended June 30, 2002, average capital was $45,337,000 representing 6.79 percent of average assets for the year. This percentage is down from the 2001 level of 7.75 percent.

The Company paid quarterly dividends of $0.06 and $0.07, for first quarter and second quarter, respectively or $0.13 per share in the first half of 2002 compared to quarterly dividends of $0.06 and $0.06, for first quarter and second quarter, respectively or $0.12 per share in the first half of 2001. The dividend payout ratio, defined as dividends per share divided by net income per share, was 19.40 percent for six months ended June 30, 2002 as compared to 21.43 percent for the same period in 2001.

As of June 30, 2002, management was not aware of any recommendations by regulatory authorities which if they were to be implemented, would have a material effect on the Company's liquidity, capital resources or results of operations. However, it is possible that examinations by regulatory authorities in the future could precipitate additional loss charge-offs that could materially impact the Company's liquidity, capital resources and results of operations.

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

Net Income

Net income for the three months ended June 30, 2002 was $1,582,000 as compared to $1,222,000 for the three months ended June 30, 2001, or an increase of 29.46 percent. Of this $360,000 increase, $210,000 or 58.33 percent is attributable to Quitman Federal. The increase is the result of an increase in net interest income of $1,288,000, an increase in other noninterest income of $169,000 and an increase in gain on sale of securities of $458,000. An increase in noninterest expense of $894,000, an increase in income tax expense of $171,000 and an increase in provision for loan losses of $490,000 offset the increases during the quarter. On a fully diluted share basis, net income increased to $0.35 per share for the three months ended June 30, 2002 from $0.27 for the same period in 2001, or an increase of 29.63 percent.

Net income for the six months ended June 30, 2002 was $2,942,000 as compared to $2,482,000 for the six months ended June 30, 2001, or an increase of 18.53 percent. Of this $460,000 increase, $210,000 or 45.65 percent is attributable to Quitman Federal. The increase is the result of an increase in net interest income of $1,557,000, an increase in noninterest income of $307,000 and an increase in gain on sale of securities of $443,000. An increase in noninterest expense of $1,162,000, an increase in income tax expense of $195,000 and an increase in provision for loan losses of $490,000 offset the increases during the first half of the year. On a fully diluted share basis, net income increased to $0.67 per share for the six months ended June 30, 2002 from $0.56 for the same period in 2001, or an increase of 19.64 percent.

Net Interest Margin

The company's net interest margin decreased by 10 basis points to 3.77 percent in second quarter 2002 as compared to 3.87 percent in second quarter 2001. The net interest margin compression the past several quarters was primarily attributable to U. S. Federal Reserve lowering interest rates an unprecedented 475 basis points during 2001; however, the Company realized improvement in the second quarter 2002 net interest margin from the first quarter 2002 net interest margin of 3.54 percent and should see stable or continued improvement the balance of the year given the Federal Reserve's current neutral bias toward interest rates in 2002. Net interest income increased 25.93 percent to $6,255,000 in second quarter 2002 from $4,967,000 in the same period a year ago on an increase in average earning assets to $671,877,000 in second quarter 2002 from $520,020,000 in second quarter 2001. Net interest margin decreased by 28 basis points to 3.66 percent for the six months ended June 30, 2002 as compared to 3.94 percent for the same period in 2001. Net interest income increased 15.79 percent to $11,420,000 in the six-month period ended June 30, 2002 from $9,863,000 in the same period a year ago. Average earning assets increased to $631,298,000 in the six-month period ended June 30, 2002 from $506,731,000 for the same period a year ago. Average loans increased by $91,146,000 or 22.24 percent, average funds sold increased by $9,510,000 or 63.62 percent, average investment securities increased by $18,178,000 or 24.22 percent, average interest-bearing deposits in other banks increased by $4,595,000 or 91.61 percent and average interest-bearing other assets increased $1,138,000 or 62.25 percent resulting in a net increase in average earning assets of $124,567,000 or
24.58 percent. Of the $124,567,000 increase in average assets from first half 2002 compared to first half 2001, Quitman Federal Savings acquired in March 2002 is attributable for $65,220,000 or 52.36 percent.

The net increase in average assets was funded by a net increase in average deposits of 23.63 percent to $568,792,000 in the six-month period ended June 30, 2002 from $460,094,000 in the same period a year ago and a net increase in average debt and funds purchased of 53.79 percent to $ 50,222,000 in six-month period ended June 30, 2002 from $32,657,000 in the same period a year ago. Of the average deposit increase, Quitman Federal is attributable for $59,140,000 or
54.40 percent. Average interest-bearing deposits increased by 23.65 percent to $523,401,000 in the six-month period ended June 30, 2002 from $423,287,000 in the same period a year ago while average noninterest-bearing deposits increased
23.32 percent to $45,391,000 in the six-months ended June 30, 2002 from $36,807,000 in the same period a year ago. Average noninterest-bearing deposits represented 7.98 percent of average total deposits in the six-month period ended June 30, 2002 as compared to 8.00 percent in the same period a year ago.

Interest expense decreased for the three months ended June 30, 2002 by $863,000 compared to the same period in 2001 and decreased by $1,999,000 in the six-month period ended June 30, 2002 compared to the same period in 2001. The decrease is primarily attributable to the U. S. Federal Reserve lowering interest rates an unprecedented 475 basis points during 2001. The combination of the increase in average earning assets and the decrease in the net interest margin resulted in an increase of net interest income of $1,288,000 for the three months ended June 30, 2002 compared to the same period a year ago and an increase of net interest income of $1,557,000 in the six-month period ended June 30, 2002 compared to the same period a year ago.

Provision for Loan Losses

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on nonaccruing, past due and other loans that management believes require attention.

The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at a level management has determined to be adequate. The provision for loan losses was $863,000 for the three months ended June 30, 2002 as compared to $373,000 for the three months ended June 30, 2001 representing an increase of $490,000 or 131.37 percent. The provision for loan losses was $1,149,000 in the six-month period ended June 30, 2002 as compared to $659,000 in the same period a year ago, representing an increase of $490,000 or 74.36 percent. The company's provision for loan losses in the second quarter allows the company's reserve for loan loss level to keep pace with the rapid loan growth that the company has experienced. Net loan charge-offs represented 28.16 percent of the provision for loan losses in the second quarter of 2002 as compared to 129.49 percent in the second quarter of 2001. Net loan charge-offs represented 57.35 percent of the provision for loan losses for the six-month period ended June 30, 2002 compared to 65.55 percent for the same period a year ago. Net loan charge-offs for the three months ended June 30, 2002 represented 0.05 percent of average loans outstanding as compared to 0.11 percent in the same period a year ago while net loan charge-offs for the six-month period ended June 30, 2002 was 0.13 percent compared to 0.11 percent in the same year ago period. The leveling off of loan charge-offs resulted from management's effort the past several years to improve credit quality and to eliminate weak and marginal credits. As of June 30, 2002, the allowance for loan losses was 1.30 percent of total loans outstanding as compared to an allowance for loan losses of 1.36 percent of total loans outstanding as of June 30, 2001. The loan loss reserve of 1.30 percent of total loans outstanding provided coverage of 75.85 percent of nonperforming loans and
67.16 percent of nonperforming assets as of June 30, 2002 compared to 73.61 percent and 68.94 percent, respectively as of June 30, 2001 and compared to
69.10 percent and 58.84 percent, respectively as of December 31, 2001. The determination of the reserve rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management considers the June 30, 2002 allowance for loan losses adequate to cover potential losses in the loan portfolio.

Noninterest Income

Noninterest income consists primarily of service charges on deposit accounts. Service charges on deposit accounts totaled $862,000 in second quarter 2002 as compared to $749,000 in second quarter 2001 or an increase of 15.09 percent. This increase is attributable to the increase in noninterest-bearing and interest-bearing deposit accounts and the acquisition of Quitman Federal in March 2002. All other noninterest income increased to $320,000 in second quarter 2002 from $264,000 in second quarter 2001, or an increase of 21.21 percent. Most of the increase is attributable to additional fee income generated by the mortgage company. With a significant rally in the bond market during the second quarter, the company initiated balance sheet restructuring with its investment portfolio that resulted in gross gains of $507,000 compared to $49,000 in the same period a year ago. Thus, total noninterest income for second quarter 2002 was $1,689,000 compared to $1,062,000 in second quarter 2001, or an increase of
59.04 percent and was $2,784,000 in six-month period ended June 30, 2002 compared to $2,034,000 in the same period a year ago, or an increase of 36.87 percent. Excluding the gain on sale of securities, noninterest income increased
16.68 percent for the three month period ended June 30, 2002 and by 15.58 percent for the six month period ended June 30, 2002 compared to the same year ago periods.

Noninterest Expense

Noninterest expense increased by 23.58 percent to $4,686,000 in second quarter 2002 from $3,792,000 in second quarter 2001 and increased by 15.54 percent to $8,640,000 in six-month period ended June 30, 2002 compared to $7,478,000 for the same year ago period. Salaries and employee benefits increased 19.68 percent to $2,530,000 in second quarter 2002 from $2,114,000 in second quarter 2001 primarily due to increased staffing with two new branches opened in 2001 and the acquisition of Quitman Federal and increased 14.01 percent to $4,745,000 in six-month period ended June 30, 2002 from $4,162,000 in the same period a year ago. Occupancy and equipment expense increased by 20.99 percent to $784,000 in second quarter 2002 from $648,000 in second quarter 2001 primarily due to additional depreciation and occupancy expense with the new offices opened during 2001 and the Quitman acquisition and increased 12.02 percent to $1,482,000 in the six-month period ended June 30, 2002 from $1,323,000 in the same period a year ago. All other noninterest expense increased 33.20 percent to $1,372,000 in second quarter 2002 from $1,030,000 a year ago and increased 21.07 percent to $2,413,000 in the six-month period ended June 30, 2002 from $1,993,000 in the same year ago period. Other increases in noninterest expense are primarily attributable to expenses incurred in opening two new offices during 2001 and the acquisition of Quitman Federal.

Income Tax Expense

Income before taxes increased by $531,000 to $2,395,000 in second quarter 2002 from $1,864,000 in second quarter 2001 with significant changes being an increase in net interest income of $1,288,000 in second quarter 2002 as compared to first quarter 2001, an increase in noninterest expense, net of noninterest income of $267,000 in second quarter 2002 as compared to second quarter 2001 and an increase in provision for loan losses of $490,000 in second quarter 2002 as compared to second quarter 2001. Income tax expense increased 26.64 percent to $813,000 in second quarter 2002 from $642,000 in second quarter 2001. Income tax expense as a percentage of income before taxes was 33.95 percent in second quarter 2002 compared to 34.44 percent in second quarter 2001 or a decrease of
1.42 percent while income tax expense as a percentage of income before taxes was
33.36 percent in six-month period ended June 30, 2002 as compared to 33.99 percent for the same period a year ago, or a decrease of 1.85 percent.

Quantitative and Qualitative Disclosures About Market Risk.

AVERAGE BALANCE SHEETS

                                                                Six Months Ended June 30, 2002      Six Months Ended June 30, 2001
                                                              ---------------------------------    --------------------------------
                                                               Average     Income/     Yields/      Average     Income/    Yields/
($ in thousands)                                               Balances    Expense     Rates        Balances    Expense     Rates
-----------------------------------------------------------------------------------------------------------------------------------
Assets
Interest-Earning Assets
   Loans, Net of Unearned Income
     Taxable (1)                                                501,040     19,749      7.88%       409,894      20,108      9.81%
                                                              -------------------------------------------------------------------
   Investment Securities
     Taxable                                                     85,384      2,287      5.36%        67,267       2,134      6.34%
     Tax-Exempt (2)                                               7,839        241      6.15%         7,778         252      6.48%
                                                              -------------------------------------------------------------------
        Total Investment Securities                              93,223      2,528      5.42%        75,045       2,386      6.36%
                                                              -------------------------------------------------------------------
Interest-Bearing Deposits in Other Banks                          9,611         80      1.66%         5,016         118      4.70%
                                                              -------------------------------------------------------------------
Funds Sold                                                       24,458        209      1.71%        14,948         404      5.41%
                                                              -------------------------------------------------------------------
Interest-Bearing Other Assets                                     2,966         87      5.87%         1,828          64      7.00%
                                                              -------------------------------------------------------------------
        Total Interest-Earning Assets                           631,298     22,653      7.18%       506,731      23,080      9.11%
                                                              -------------------------------------------------------------------
Non-interest-Earning Assets
   Cash                                                          16,155                              12,573
   Allowance for Loan Losses                                     (6,375)                             (5,900)
   Other Assets                                                  26,883                              24,769
                                                              -------------------------------------------------------------------
        Total Noninterest-Earning Assets                         36,663                              31,442
                                                              -------------------------------------------------------------------
        Total Assets                                            667,961                             538,173
                                                              ===================================================================
Liabilities and Stockholders' Equity
Interest-Bearing Liabilities
   Interest-Bearing Deposits
     Interest-Bearing Demand and Savings                        139,419      1,597      2.29%        86,400       1,370      3.17%
     Other Time                                                 383,982      8,296      4.32%       336,887      10,736      6.37%
                                                              -------------------------------------------------------------------
        Total Interest-Bearing Deposits                         523,401      9,893      3.78%       423,287      12,106      5.72%
                                                              -------------------------------------------------------------------
   Other Interest-Bearing Liabilities
     Debt                                                        50,075      1,196      4.78%        32,226         973      6.04%
     Funds Purchased and Securities
        Sold Under Agreement to Repurchase                          147          2      2.72%           431          11      5.10%
                                                              -------------------------------------------------------------------
        Total Other Interest-Bearing Liabilities                 50,222      1,198      4.77%        32,657         984      6.03%
                                                              -------------------------------------------------------------------
        Total Interest-Bearing Liabilities                      573,623     11,091      3.87%       455,944      13,090      5.74%
                                                              -------------------------------------------------------------------
Noninterest-Bearing Liabilities and Stockholders' Equity
   Demand Deposits                                               45,391                              36,807
   Other Liabilities                                              3,610                               3,720
   Stockholder's Equity                                          45,337                              41,702
                                                              -------------------------------------------------------------------
     Total Noninterest-Bearing Liabilities
        and Stockholders' Equity                                 94,338                              82,229
                                                              -------------------------------------------------------------------
     Total Liabilities and Stockholders' Equity                 667,961                             538,173
                                                              ===================================================================
Interest Rate Spread                                                                    3.31%                                3.37%
                                                              ===================================================================
Net Interest Income                                                         11,562                                9,990
                                                              ===================================================================
Net Interest Margin                                                                     3.66%                                3.94%
                                                              ===================================================================

(1) The average balance of loans includes the average alance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable equivalent adjustments totaling $60 and $42 for six months period ended June 30, 2002 and 2001, respectively, are included in tax-exempt interest on loans.
(2) Taxable-equivalent adjustments totaling $82 and $85 for six month period ended June 30, 2002 and 2001, respectively, are included in tax-exempt interest on investment securities. The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

RATE/VOLUME ANALYSIS

The rate/volume analysis presented hereafter illustrates the change from period to period for each component of the taxable equivalent net interest income separated into the amount generated through volume changes and the amount generated by changes in the yields/rates.

                                                             Changes from June 30, 2001 to June 30, 2002 (1)
($ in thousands)                                                  Volume           Rate          Total
------------------------------------------------------------------------------------------------------------
Interest Income
    Loans, Net-taxable                                            $ 9,301         ($9,660)        ($359)
                                                            ------------------------------------------------
    Investment Securities
       Taxable                                                        997            (844)          153
       Tax-exempt                                                      15             (26)          (11)
                                                            ------------------------------------------------
         Total Investment Securities                                1,012            (870)          142
                                                            ------------------------------------------------

    Interest-Bearing Deposits in other banks                          254            (292)          (38)
                                                            ------------------------------------------------
    Funds Sold                                                        709            (904)         (195)
                                                            ------------------------------------------------
    Other Earning Assets                                               57             (34)           23
                                                            ------------------------------------------------
         Total Interest Income                                     11,333         (11,760)         (427)
                                                            ------------------------------------------------
Interest Expense
    Interest-Bearing Demand and Savings Deposits                    1,455          (1,228)          227
    Time Deposits                                                   5,442          (7,882)       (2,440)
    Other Interest-Bearing Liabilities
    Funds Purchased and Securities
     Under Agreement to Repurchase                                     (5)             (4)           (9)
    Other Debt                                                        855            (632)          223
                                                            ------------------------------------------------
         Total Interest Expense (Benefit)                           7,747          (9,746)       (1,999)
                                                            ------------------------------------------------
Net Interest Income                                               $ 3,586         ($2,014)      $ 1,572
                                                            ------------------------------------------------

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

Our exposure to interest rate risk is reviewed on at least a quarterly basis by our Board of Directors and the ALCO. Interest rate risk exposure is measured using interest risk sensitivity analysis to determine our change in net portfolio value in the event of assumed changes in interest rates. In order to reduce the exposure to interest rate fluctuations, we have implemented strategies to more closely match our balance sheet composition. We are generally focusing our investment activities on securities with terms or average lives in the 2 -5 year range.

The Company maintains about one-third of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years. The liabilities to fund assets are primarily in short term certificate of deposits that mature within one year. This balance sheet composition has allowed the Company to be relatively constant with its net interest margin the past several years, though the unprecedented 475 basis point decrease by U. S. Federal Reserve in 2001 resulted in a significant decrease in the net interest margin during 2001 and the first quarter of 2002. We reflected an increase in net interest margin for second quarter 2002 compared to first quarter 2002 and anticipate continued improvement or stability in the net interest margin the balance of the year given the Federal Reserve's present neutral interest rates forecast for the balance of 2002.

Colony Bankcorp, Inc. and Subsidiaries Interest Rate Sensitivity

The following table is an analysis of the Company's interest rate-sensitivity position at June 30, 2002. The interest rate-sensitivity gap, which is the difference between interest-earning assets and interest-bearing liabilities by repricing period, is based upon maturity or first repricing opportunity, along with a cumulative interest rate-sensitivity gap. It is important to note that the table indicates a position at a specific point in time and may not be reflective of positions at other times during the year or in subsequent periods. Major changes in the gap position can be, and are, made promptly as market outlooks change.

                     Assets and Liabilities Repricing Within

                                                            3                                               Over
                                                          Months     4 to 12                  1 to 5          5
                                                         or Less      Months       1 Year      Years        Years      Total
                                                         -------      ------       ------      -----        -----      -----
($ in Thousands)
-------------------------------------------------------------------------------------------------------------------------------
EARNING ASSETS:
    Interest-bearing deposits                              9,393            0        9,393           0           0       9,393
    Federal Funds Sold                                    22,308            0       22,308           0           0      22,308
    Investment Securities                                 10,557        4,363       14,920      65,226      18,026      98,172
    Loans, net of unearned income                        190,117      133,078      323,195     204,961      19,223     547,379
                                                        --------    ---------    ---------    --------    --------    --------

        Total Interest-earning assets                    232,375      137,441      369,816     270,187      37,249     677,252
                                                        --------    ---------    ---------    --------    --------    --------

INTEREST-BEARING LIABILITIES:
    Interest-bearing Demand deposits (1)                 111,220            0      111,220           0           0     111,220
    Savings (1)                                           29,472            0       29,472           0           0      29,472
    Time Deposits                                        125,584      255,673      381,257      48,775           0     430,032
    Other Borrowings (2)                                  24,271        3,500       27,771       6,000      17,500      51,271
                                                        --------    ---------    ---------    --------    --------    --------

        Total Interest-bearing liabilities               290,547      259,173      549,720      54,775      17,500     621,995
                                                        --------    ---------    ---------    --------    --------    --------

    Interest rate-sensitivity gap                        (58,172)    (121,732)    (179,904)    215,412      19,749      55,257
                                                        --------    ---------    ---------    --------    --------    --------

    Cumulative interest-sensitivity gap                  (58,172)    (179,904)    (179,904)     35,508      55,257
                                                        --------    ---------    ---------    --------    --------

    Interest rate-sensivitiy gap as a
      percentage of interest-earning assets                -8.59%      -17.97%      -26.56%      31.81%       2.92%
                                                        --------    ---------    ---------    --------    --------

    Cumulative interest rate-sensitivity as
      as a percentage of interest-earning assets           -8.59%      -26.56%      -26.56%       5.24%       8.16%
                                                        --------    ---------    ---------    --------    --------

(1) Interest-bearing Demand and Savings accounts for repricing purposes are considered to reprice within 3 months or less.
(2) Short-term borrowings for repricing purposes are considered to reprice within 3 months or less.

The foregoing table indicates that we had a one year negative gap of $(180) million, or (26.56)% of total assets at June 30, 2002. In theory, this would indicate that at June 30, 2002, $180 million more in liabilities than assets would reprice if there were a change in interest rates over the next 365 days. Thus, if interest rates were to decline, the gap would indicate a resulting increase in net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and our supporting liability can vary significantly while the timing of repricing of both the assets and our supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposits.

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

Liquidity

The Company's goals with respect to liquidity are to ensure that sufficient funds are available to meet current operating requirements and to provide reserves against unforeseen liquidity requirements. Management continuously reviews the Company's liquidity position, which is maintained on a basis consistent with established internal guidelines and the tests and reviews of the various regulatory authorities. The Company's primary liquidity sources at June 30, 2002 included cash, due from banks, federal funds and short-term investment securities. The Company also has the ability, on a short-term basis, to borrow funds from Federal Home Loan Bank and correspondent banks. The mix of asset maturities contributes to the company's overall liquidity position.

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

On April 2, 1998, the Company was listed on Nasdaq National Market. The Company's common stock trades on the Nasdaq Stock Market under the symbol "CBAN". The Company presently has approximately 1,350 shareholders as of June 30, 2002. "The Nasdaq Stock Market" or "Nasdaq" is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting and order execution systems. This market also provides specialized automation services for screen-based negotiations of transactions, on-line comparison of transactions, and a range of informational services tailored to the needs of the securities industry, investors and issuers. The Nasdaq Stock Market is operated by The Nasdaq Stock Market, Inc., a wholly-owned subsidiary of the National Association of Securities Dealers, Inc.

                           PART II- OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Shareholders of the Company was held on April 23, 2002. At the Annual Meeting of the Shareholders, proxies were solicited under Regulation 14 of the Securities and Exchange Act of 1934. Total shares eligible to vote amounted to 4,206,889. A total of 2,939,927 shares (69.9%) were represented by shareholders in attendance or by proxy. The following directors were elected by yes votes of 2,938,722 and no votes of 1,205 to serve one year until the next annual meeting:

            Terry L. Coleman                   James D. Minix
            L. Morris Downing, Jr.             W. B. Roberts, Jr.
            Terry L. Hester                    R. Sidney Ross
            Harold Kimball                     Walter Patten
            Ben B. Mills, Jr.                  B. Gene Waldron

The other matter voted on by shareholders was a proposed bylaw change requiring mandatory retirement of directors upon reaching seventy years of age. The mandatory retirement of directors upon reaching seventy years of age was approved on a vote of 2,834,371 shares for, 65,566 shares against and 39,990 abstaining.

Shareholders voted upon no other matters.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits - None

B. There have been no reports filed on Form 8-K for the quarter ended June 30, 2002.




                 CERTIFICATION OF QUARTERLY REPORT ON FORM 10-Q
                                       OF
                              COLONY BANKCORP, INC.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

The undersigned are the Chief Executive Officer and the Chief Financial Officer of Colony Bankcorp, Inc. (the "Registrant"). This Certification is made pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies the Quarterly Report on Form 10-Q of the Registrant for the quarterly period ended June 30, 2002.

We certify that such Quarterly Report on Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such 10-Q Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

                                                     /s/ James D. Minix
                                                     ---------------------------
This Certification is executed as of August 7, 2002  James D. Minix,
                                                     President and
                                                     Chief Executive Officer


                                                     /s/ Terry L. Hester
                                                     ---------------------------
                                                     Terry L. Hester,
                                                     Executive Vice President
                                                     and Chief Financial Officer