Form 10-Q
period 2002-09-30
COLONY BANKCORP INC
filed 2002-11-13
CIK 711669

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR QUARTER ENDED SEPTEMBER 30, 2002

COMMISSION FILE NUMBER 0-12436

COLONY BANKCORP, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

GEORGIA (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	58-1492391 (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

115 SOUTH GRANT STREET, FITZGERALD, GEORGIA 31750
ADDRESS OF PRINCIPAL EXECUTIVE OFFICES

229/426-6000
REGISTRANT’S TELEPHONE NUMBER INCLUDING AREA CODE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED REPORTS REQUIRED TO BE FILED BY SECTIONS 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES ☒ NO ☐

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE CLOSE OF THE PERIOD COVERED BY THIS REPORT.

CLASS COMMON STOCK, $1 PAR VALUE	OUTSTANDING AT SEPTEMBER 30, 2002 4,573,482

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE FOLLOWING FINANCIAL STATEMENTS ARE PROVIDED FOR COLONY BANKCORP, INC. AND SUBSIDIARIES: COLONY BANK OF FITZGERALD, COLONY BANK ASHBURN, COLONY BANK WILCOX, COLONY BANK OF DODGE COUNTY, COLONY BANK WORTH, COLONY BANK SOUTHEAST, COLONY MANAGEMENT SERVICES, INC.; COLONY BANK QUITMAN, FSB AND COLONY BANKCORP STATUTORY TRUST I.

A.	CONSOLIDATED BALANCE SHEETS – SEPTEMBER 30, 2002 AND DECEMBER 31, 2001.

B.	CONSOLIDATED STATEMENTS OF INCOME – FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001.

C.	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001.

D.	CONSOLIDATED STATEMENTS OF CASH FLOWS – FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001.

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2002 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

COLONY BANKCORP, INC. AND QUITMAN BANCORP, INC. ENTERED INTO AN AGREEMENT AND PLAN OF MERGER DATED AS OF OCTOBER 22, 2001, PURSUANT TO WHICH QUITMAN WAS MERGED WITH AND INTO COLONY WITH COLONY BANKCORP, INC. SURVIVING THE MERGER AND QUITMAN’S WHOLLY-OWNED SUBSIDIARY, QUITMAN FEDERAL SAVINGS BANK, BECOMING A WHOLLY-OWNED SUBSIDIARY OF COLONY CONTEMPORANEOUS WITH THE CONSUMMATION OF THE MERGER. THE MERGER WAS CONSUMMATED AND BECAME EFFECTIVE AS OF MARCH 29, 2002. THE BUSINESS COMBINATION WAS ACCOUNTED FOR BY THE PURCHASE METHOD OF ACCOUNTING AND THE RESULTS OF OPERATIONS OF QUITMAN FEDERAL SAVINGS BANK SINCE THE DATE OF ACQUISTION ARE INCLUDED IN THE CONSOLIDATED FINANCIAL STATEMENTS.

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
(DOLLARS IN THOUSANDS)

	Sept 30, 2002	Dec 31, 2001

	(Unaudited)

ASSETS
Cash and Balances Due from Depository Institutions	$25,177	$29,195
Federal Funds Sold	32,392	30,998
Investment Securities
Available for Sale, at Fair Value	83,367	77,285
Held to Maturity, at Cost (Fair Value of $121 and $148, Respectively)	115	148

	83,482	77,433

Federal Home Loan Bank Stock, at Cost	2,837	2,214
Loans Held for Sale	5,280	3,865
Loans	572,065	456,056
Allowance for Loan Losses	(7,276)	(6,159)
Unearned Interest and Fees	(63)	(4)

	564,726	449,893

Premises and Equipment	17,023	14,625
Other Real Estate	1,217	1,554
Goodwill	447	447
Intangible Assets	433	10
Other Assets	11,558	11,341

Total Assets	$744,572	$621,575

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Noninterest-Bearing	$45,990	$45,967
Interest-Bearing	589,328	482,050

	635,318	528,017

Federal Funds Purchased	0	251
Borrowed Money	45,671	46,929
Trust Preferred Securities	9,000	0

	54,671	47,180

Other Liabilities	4,186	4,407

Stockholders’ Equity
Common Stock, Par Value $1, Authorized 20,000,000 Shares, Issued 4,573,482 and 4,445,526 Shares as of September 30, 2002 and December 31, 2001, Respectively	4,574	4,446
Paid-In Capital	23,361	21,650
Retained Earnings	21,795	18,248
Restricted Stock - Unearned Compensation	(97)	(59)
Accumulated Other Comprehensive Income, Net of Tax	764	348

	50,397	44,633
Less Treasury Stock (204,838 shares in 2001), at cost	0	(2,662)

	50,397	41,971

Total Liabilities and Stockholders’ Equity	$744,572	$621,575

The accompanying notes are an integral part of these balance sheets.

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended		Nine Months Ended

	09/30/02	09/30/01	09/30/02	09/30/01

Interest Income
Loans, including fees	$10,669	$10,305	$30,358	$30,371
Federal Funds Sold	102	116	311	520
Deposits with Other Banks	37	45	117	163
Investment Securities
U.S. Treasury & Federal Agencies	792	740	2,470	2,328
State, County and Municipal	104	96	263	263
Other Investments	187	318	796	864
Dividends on Other Investments	35	34	107	98
Other Interest Income	10	0	25	0

	11,936	11,654	34,447	34,607

Interest Expense
Deposits	4,867	5,999	14,760	18,105
Federal Funds Purchased	1	2	3	13
Borrowed Money	577	533	1,773	1,506

	5,445	6,534	16,536	19,624

Net Interest Income	6,491	5,120	17,911	14,983
Provision for Loan Losses	990	453	2,139	1,112

Net Interest Income After Provision for loan losses	5,501	4,667	15,772	13,871

Noninterest Income
Service Charges on Deposits	890	754	2,497	2,201
Other Service Charges, Commissions & Fees	218	129	591	389
Security Gains, net	488	0	995	64
Other Income	183	107	480	370

	1,779	990	4,563	3,024

Noninterest Expense
Salaries and Employee Benefits	2,697	2,087	7,442	6,249
Occupancy and Equipment	690	720	2,172	2,043
Other Operating Expenses	1,585	1,092	3,998	3,085

	4,972	3,899	13,612	11,377

Income Before Income Taxes	2,308	1,758	6,723	5,518
Income Taxes	788	598	2,261	1,876

Net Income	$1,520	$1,160	$4,462	$3,642

Net Income Per Share of Common Stock
Basic	$0.33	$0.26	$1.00	$0.82

Diluted	$0.33	$0.26	$1.00	$0.82

Weighted Average Shares Outstanding	4,573,482	4,445,526	4,452,469	4,445,526

The accompanying notes are an integral part of these statements.

COLONY BANKCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended		Nine Months Ended

	09/30/02	09/30/01	09/30/02	09/30/01

Net Income	$1,520	$1,160	$4,462	$3,642

Other Comprehensive Income, Net of Tax
Gains (Losses) on Securities Arising During Year	11	784	1,073	1,656
Reclassification Adjustment	(322)	0	(657)	(42)

Unrealized Gains (Losses) on Securities	(311)	784	416	1,614

Comprehensive Income	$1,209	$1,944	$4,878	$5,256

The accompanying notes are an integral part of these statements.

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	2002	2001

CASH FLOW FROM OPERATING ACTIVITIES

Net Income	$4,462	$3,642
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on sale of investment securities	(995)	(64)
Depreciation	1,114	1,048
Provision for loan losses	2,139	1,112
Amortization of excess costs	81	41
Other prepaids, deferrals and accruals, net	(418)	(2,406)

Total Adjustments	1,921	(269)

Net cash provided by operating activities	6,383	3,373

CASH FLOW FROM INVESTING ACTIVITIES

Cash used in business acquistion, net	(1,021)	0
Purchase of other assets (FHLB stock)	(251)	(454)
Purchases of securities available for sale	(47,088)	(48,191)
Proceeds from sales of securities available for sale	23,635	13,670
Proceeds from maturities, calls, and paydowns of investment securities:
Available for Sale	25,812	29,010
Held to Maturity	44	140
Decrease (Increase) in interest-bearing deposits in banks	3,644	(2,632)
(Increase) in loans	(61,994)	(64,945)
Purchase of premises and equipment	(2,170)	(1,716)
Investment in other	(215)	(500)

Net cash provided by investing activities	(59,604)	(75,618)

CASH FLOW FROM FINANCING ACTIVITIES

Net increase in deposits	48,450	49,328
Federal funds purchased	(251)	572
Dividends paid	(849)	(800)
Net (decrease) increase in other borrowed money	6,242	17,034
Purchase of Treasury Stock, at cost	(537)	0

Net cash provided by financing activities	53,055	66,134

Net increase (decrease) in cash and cash equivalents	(166)	(6,111)
Cash and cash equivalents at beginning of period	50,317	37,357

Cash and cash equivalents at end of period	$50,151	$31,246

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

Basis of presentation

Colony Bankcorp, Inc. is a multi-bank holding company located in Fitzgerald, Georgia. The consolidated financial statements include the accounts of Colony Bankcorp, Inc. and its wholly-owned subsidiaries, Colony Bank of Fitzgerald, Fitzgerald, Georgia; Colony Bank Ashburn, Ashburn, Georgia; Colony Bank Worth, Sylvester, Georgia; Colony Bank of Dodge County, Eastman, Georgia; Colony Bank Wilcox, Rochelle, Georgia; Colony Bank Southeast, Broxton, Georgia; Colony Bank Quitman, FSB, Quitman, Georgia (the Banks); Colony Management Services, Inc., Fitzgerald, Georgia; and Colony Bankcorp Statutory Trust I. All significant intercompany accounts have been eliminated in consolidation. The accounting and reporting policies of Colony Bankcorp, Inc. conform to generally accepted accounting principles and practices utilized in the commercial banking industry.

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

In certain instances, amounts reported in prior years’ consolidated financial statements have been reclassified to conform to statement presentations selected for 2002. Such reclassifications had no effect on previously reported stockholders’ equity or net income.

All dollars in notes to consolidated financial statements are rounded to the nearest thousand.

Description of Business

The Banks provide a full range of retail and commercial banking services for consumers and small to medium size businesses primarily in South Georgia. Lending and investing activities are funded primarily by deposits gathered through its retail branch office network. Lending is concentrated in agricultural, commercial and real estate loans to local borrowers. The Banks have a high concentration of agricultural and real estate loans; however, these loans are well collateralized and in management’s opinion, do not pose an adverse credit risk. In addition, the balance of the loan portfolio is sufficiently diversified to avoid significant concentration of credit risk. Although the Banks have a diversified loan portfolio, a substantial portion of borrowers’ ability to honor their contracts is dependent upon the viability of the real estate economic sector.

The success of Colony is dependent, to a certain extent, upon the economic conditions in the geographic markets it serves. No assurance can be given that the current economic conditions will continue. Adverse changes in the economic conditions in these geographic markets would likely have a material adverse effect on the Company’s results of operations and financial condition The operating results of Colony depend primarily on its net interest income. Accordingly, operations are subject to risks and uncertainties surrounding the exposure to changes in the interest rate environment.

Accounting Policies

The accounting and reporting policies of Colony Bankcorp, Inc. and its subsidiaries are in accordance with accounting principles generally accepted and conform to general practices within the banking industry. The significant accounting policies followed by Colony and the methods of applying those policies are summarized hereafter.

Investment Securities

Investment securities are recorded under Statement of Financial Accounting Standards (SFAS) No. 115, whereby the Banks classify their securities as trading, available for sale or held to maturity. Securities that are held principally for resale in the near term are classified as trading. Trading securities are carried at fair value, with realized and unrealized gains and losses included in noninterest income. Securities acquired with both the intent and ability to be held to maturity are classified as held to maturity and reported at amortized cost. All other securities not classified as trading or held to maturity are considered available for sale

Securities available for sale are reported at estimated fair value. Unrealized gains and losses on securities available for sale are excluded from earnings and reported, net of deferred taxes, in accumulated other comprehensive income, a component of stockholders’ equity. Gains and losses from sales of securities available for sale and computed using the specific identification method. This caption includes securities, which may be sold to meet liquidity needs arising from unanticipated deposit and loan fluctuations, changes in regulatory capital requirements, or unforeseen changes in market conditions.

(1)  Summary of Significant Accounting Policies (Continued)

Federal Home Loan Bank Stock

Investment in stock of a Federal Home Loan Bank (FHLB) is required for every federally insured institution that utilizes its services. FHLB stock is considered restricted, as defined in Statement of Financial Accounting Standards (SFAS) No. 115; accordingly, theprovisions of SFAS No. 115 are not applicable to this investment. The FHLB stock is reported in the financial statements at cost. Dividend income is recognized when earned.

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

When management believes there is sufficient doubt as to the collectibility of principal or interest on any loan or generally when loans are 90 days or more past due, the accrual of applicable interest is discontinued and the loan is designated as nonaccrual, unless the loan is well secured and in the process of collection. Interest payments received on nonaccrual loans are either applied against principal or reported as income, according to management’s judgment as to the collectibility of principal. Loans are returned to an accrual status when factors indicating doubtful collectibility on a timely basis no longer exist.

Impaired loans are recorded under Statement of Financial Accounting Standards (SFAS) No. 114. Accounting by Creditors for Impairment of a Loan and SFAS No. 118, Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures. Impaired loans are loans for which principal and interest are unlikely to be collected in accordance with the original terms and, generally, represent loans delinquent in excess of 90 days which have been placed on nonaccrual status and for which collateral values are less than outstanding principal and interest. Small balance, homogenous loans are excluded from impaired loans.

Allowance for Loan Losses

The allowance method is used in providing for losses on loans. Accordingly, all loan losses decrease the allowance and all recoveries increase it. The provision for loan losses is based on factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors considered by management include growth and composition of the loan portfolio, economic conditions and the relationship of the allowance for loan losses to outstanding loans.

An allowance for loan losses is maintained for all impaired loans. Provisions are made for impaired loans upon changes in expected future cash flows or estimated net realizable value of collateral. When determination is made that impaired loans are wholly or partially uncollectible, the uncollectible portion is charged-off.

Management believes the allowance for possible loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.

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

(1)  Summary of Significant Accounting Policies (Continued)

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

Changes in Accounting Principles and Effects of New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gain or loss to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, which delays the original effective date of SFAS No. 133 until fiscal year beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities an Amendment of FASB Statement No. 133, which addresses a limited number of issues causing implementation difficulties for certain entities that apply Statement 133. Management does not anticipate that the derivative statements will have a material effect, if any, on the financial position and result of operations of Colony.

During the second quarter of 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, Accounting for Start-up Costs. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires start-up costs to be expended as incurred. The adoption of the Statement had no impact on Colony’s financial position or results of operations.

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

SFAS No. 142 discontinues the practice of amortizing goodwill and indefinite-lived intangible assets and initiates and annual review for impairment. Impairment would be examined more frequently if certain indicators are encountered. Intangible assets with a determinable useful life will continue to be amortized over that period. The Banks are required to adopt the provisions of SFAS No. 142, effective January 1, 2002. It is anticipated that the adoption of SFAS No. 142 will not have a material effect on the Banks’ financial statements.

(1)  Summary of Significant Accounting Policies (Continued)

Restricted Stock – Unearned Compensation

In 1999, the board of directors of Colony Bankcorp, Inc. adopted a restricted stock grant plan which awards certain executive officers common shares of the Company. The maximum number of shares which may be subject to restricted stock awards is 44,350. During 2000 - 2002, 17,500 shares were issued. The shares are recorded at fair market value (on the date granted) as a separate component of stockholder’s equity. The cost of these shares is being amortized against earnings using the straight-line method over 3 years (the restriction period).

(2)  Cash and Balances Due from Depository Institutions

Components of cash and balances due from depository institutions at September 30, 2002 and December 31, 2001 are as follows:

	September 30, 2002	December 31, 2001

Cash on Hand and Cash Items	$5,725	$5,297
Noninterest-Bearing Deposits with Other Banks	12,034	14,023
Interest-Bearing Deposits with Other Banks	7,418	9,875

	$25,177	$29,195

(3)  Investment Securities

Investment securities as of September 30, 2002 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities Available for Sale

U.S. Government Agencies
Mortgage-Backed	$44,395	$376	($154)	$44,617
Other	20,952	528	0	21,480
State, County & Municipal	7,905	344	(3)	8,246
Corporate Obligations	7,735	347	(7)	8,075
Marketable Equity Securities	1,130	0	(181)	949

	$82,117	$1,595	($345)	$83,367

Securities Held to Maturity:
State, County and Municipal	$115	$6	$0	$121

The amortized cost and fair value of investment securities as of September 30, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities

	Available for Sale		Held to Maturity

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in One Year or Less	$3,239	$3,297	$0	$0
Due After One Year Through Five Years	28,569	29,496	0	0
Due After Five Years Through Ten Years	4,171	4,348	0	0
Due After Ten Years	613	660	115	121

	36,592	37,801	115	121

Marketable Equity Securities	1,130	949	0	0
Mortgage-Backed Securities	44,395	44,617	0	0

	$82,117	$83,367	$115	$121

(3)  Investment Securities (Continued)

Investment securities as of December 31, 2001 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities Available for Sale:
U.S. Government Agencies
Mortgage-Backed Securities	$48,065	$515	($172)	$48,408
Other	3,752	97	0	3,849
State, County & Municipal	5,812	91	(33)	5,870
The Banker’s Bank Stock	50	0	0	50
Marketable Equity Securities	1,130	0	(187)	943
Corporate Obligations	17,853	418	(106)	18,165

	$76,662	$1,121	($498)	$77,285

Securities Held to Maturity:
State, County and Municipal	$148	$0	$0	$148

Proceeds from sales of investments available for sale were $23,635 during the first three quarters of 2002 and $13,670 during the first three quarters of 2001. Gross realized gains totaled $1,027 during the first three quarters of 2002 and $78 during the first three quarters of 2001. Gross realized losses totaled $32 during the first three quarters of 2002 and $14 during the first three quarters of 2001.

Investment securities having a carry value approximating $48,663 and $40,711 as of September 30, 2002 and December 31, 2001, respectively, were pledged to secure public deposits and for other purposes.

(4)  Loans

The composition of loans as of September 30, 2002 and December 31, 2001 was as follows:

	September 30, 2002	December 31, 2001

Commercial, Financial and Agricultural	$60,811	$65,004
Real Estate – Construction	10,246	7,988
Real Estate – Farmland	32,136	28,130
Real Estate – Other	376,835	277,146
Installment Loans to Individuals	76,067	64,885
All Other Loans	15,970	12,903

	$572,065	$456,056

Nonaccrual loans are loans for which principal and interest are doubtful of collection in accordance with original loan terms and for which accruals of interest have been discontinued due to payment delinquency. Nonaccrual loans totaled $7,322 and $8,205 as of September 30, 2002 and December 31, 2001, respectively. On September 30, 2002, the Company had 90 day past due loans with principal balances of $542 and restructured loans with principal balances of $36 compared to 90 day past due loans with principal balances of $332 and restructured loans with principal balances of $585 on December 31, 2001.

(5)  Allowance for Loan Losses

Transactions in the allowance for loan losses are summarized below for nine months ended Septemer 30, 2002 and September 30, 2001 as follows:

	Sept 30, 2002	Sept 30, 2001

Balance, Beginning	$6,159	$5,661
Provision Charged to Operating Expenses	2,139	1,112
Loans Charged Off	(1,655)	(951)
Loan Recoveries	181	271
Business combination, Quitman Federal	452	0

Balance, Ending	$7,276	$6,093

(6)  Premises and Equipment

Premises and equipment are comprised of the following as of September 30, 2002 and December 31, 2001:

	September 30, 2002	December 31, 2001

Land	$2,255	$2,019
Building	13,726	11,970
Furniture, Fixtures and Equipment	10,763	8,617
Leasehold Improvements	314	267
Construction in Progress	11	168

	27,069	23,041

Accumulated Depreciation	(10,046)	(8,416)

	$17,023	$14,625

Depreciation charged to operations totaled $1,114 and $1,048 for September 30, 2002 and September 30, 2001 respectively.

Certain Company facilities and equipment are leased under various operating leases. Rental expense approximated $114 and $113 for nine months ended September 30, 2002 and 2001.

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

(8)  Deposits

Components of interest-bearing deposits as of September 30, 2002 and December 31, 2001 are as follows:

	September 30, 2002	December 31, 2001

Interest-Bearing Demand	$113,585	$104,217
Savings	29,212	19,404
Time, $100,000 and Over	149,023	111,530
Other Time	297,508	246,899

	$589,328	$482,050

The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of one hundred thousand, was approximately $136,234 and $101,267 as of September 30, 2002 and December 31, 2001, respectively.

As of September 30, 2002 and December 31, 2001, the scheduled maturities of certificates of deposits are as follows:

Maturity	September 30, 2002	December 31, 2001

One Year and Under	$397,544	$302,589
One to Three Years	41,975	45,084
Three Years and Over	7,012	10,756

	$446,531	$358,429

(9)  Borrowed Money

Borrowed money at September 30, 2002 and December 31, 2001 is summarized as follows:

	September 30, 2002	December 31, 2001

Federal Home Loan Bank Advances	$44,200	$41,300
First Port City Note Payable	482	578
The Banker’s Bank Note Payable	989	387
First Port City Line of Credit	0	4,664
Trust Preferred Securities	9,000	0

	$54,671	$46,929

Advances from the Federal Home Loan Bank (FHLB) have maturities ranging from 2002 to 2011 and interest rates ranging from 2.00 percent to 6.18 percent. Under the Blanket Agreement for Advances and Security Agreement with the FHLB, residential first mortgage loans and cash balances held by the FHLB are pledged as collateral for the FHLB advances outstanding. At September 30, 2002, the Company had available line of credit commitments totaling $63,277, of which $19,077 was available.

First Port City note payable was renewed on January 29, 2000 for $675. Annual principal payments of $96 are due with interest paid quarterly at The Wall Street Prime minus one half percent. The debt is secured by commercial real estate in downtown Fitzgerald, which includes the parent company’s facilities. Any unpaid balance is due January 29, 2003.

The Banker’s Bank note payable was renewed on January 23, 2002 into a credit line up to $1,110 at a rate of the Wall Street Prime minus one half percent. Payments are due monthly in the amount of $21 with final maturity of January 7, 2007. The debt is secured by all non-rolling fixed assets of Colony Management Services, Inc. and the guaranty of Colony Bankcorp, Inc. At September 30, 2002 no draws are available on the line of credit.

Advances under the line of credit with First Port City have an interest rate of the Wall Street Prime. Interest payments are due quarterly with the principal balance due on June 30, 2002. All of the outstanding stock of Colony Bank of Fitzgerald is pledged as collateral for the line of credit. At June 30, 2002 the line of credit had been paid out with proceeds realized from the trust preferred securities offering. The line of credit is no longer in force at September 30, 2002.

The Trust Preferred Securities debt originated on March 26, 2002 in the amount of $9,000 with a maturity date of March 26, 2032. The initial rate of interest was 5.59% and adjusts quarterly to the effective 3 month Libor rate plus 360 basis points. Interest payments are scheduled quarterly with principal due at maturity, though the Company has the option at the end of five years to pay partially or in full the principal balance. The present rate of interest at September 30, 2002 was 5.40%.

(9)  Borrowed Money (Continued)

The aggregate stated maturities of borrowed money at September 30, 2002 are as follows:

Year	Amount

2002	$4,000
2003	14,682
2004	3,000
2005	0
2006 and Thereafter	32,989

$54,671

(10)  Profit Sharing Plan

The Company has a profit sharing plan that covers substantially all employees who meet certain age and service requirements. It is the Company’s policy to make contributions to the plan as approved annually by the board of directors. The total provision for contributions to the plan was $384 for 2001, $369 for 2000 and $328 for 1999.

(11)  Commitments and Contingencies

In the normal course of business, certain commitments and contingencies are incurred which are not reflected in the consolidated financial statements. Commitments under standby letters of credit to U.S. addresses approximate $2,179 as of September 30, 2002 and $1,426 as of December 31, 2001. Unfulfilled loan commitments as of September 30, 2002 and December 31, 2001 approximated $50,547 and $46,871 respectively. No losses are anticipated as a result of commitments and contingencies.

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

The Company is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and, possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The amounts and ratios as defined in regulations are presented hereafter. Management believes, as of September 30, 2002, the Company meets all capital adequacy requirements to which it is subject and is classified as well capitalized under the regulatory framework for prompt corrective action. In the opinion of management, there are no conditions or events since prior notification of capital adequacy from the regulators that have changed the institution’s category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2002

Total Capital to Risk-Weighted Assets	$64,608	11.59%	$44,606	8.00%	$55,758	10.00%

Tier 1 Capital to Risk-Weighted Assets	57,634	10.34%	22,303	4.00%	33,455	6.00%
Tier 1 Capital to Average Assets	57,634	7.93%	29,082	4.00%	36,352	5.00%

As of December 31, 2001

Total Capital to Risk-Weighted Assets	$47,061	9.78%	$38,496	8.00%	$48,120	10.00%
Tier 1 Capital to Risk-Weighted Assets	41,051	8.53%	19,248	4.00%	28,872	6.00%
Tier 1 Capital to Average Assets	41,051	6.80%	24,147	4.00%	30,184	5.00%

(13)  Financial Information of Colony Bankcorp, Inc. (Parent Only)

The parent company’s balance sheets as of September 30, 2002 and December 31, 2001 and the related statements of income and comprehensive income and cash flows are as follows:

COLONY BANKCORP, INC. (PARENT ONLY)
BALANCE SHEETS
FOR PERIOD ENDED SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

	Sept 30, 2002	Dec 31, 2001

	(Unaudited)

ASSETS
Cash	$313	$63
Investments in Subsidiaries at Equity	58,747	46,156
Other	1,471	1,340

Totals Assets	$60,531	$47,559

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Dividends Payable	$320	$255
Notes and Debentures Payable	9,761	5,242
Other	53	91

	10,134	5,588
Stockholders’ Equity
Common Stock, Par Value $1 a Share; Authorized 20,000,000 Shares, Issued 4,573,482 and 4,445,526 Shares as of September 30, 2002 and December 31, 2001 Respectively	4,574	4,446
Paid-In Capital	23,361	21,650
Retained Earnings	21,795	18,248
Restricted Stock - Unearned Compensation	(97)	(59)
Accumulated Other Comprehensive Income, Net of Tax	764	348

	50,397	44,633
Less Treasury Stock (204,838 shares) at Cost	0	(2,662)

Total Stockholders’ Equity	50,397	41,971

Total Liabilities and Stockholders’ Equity	$60,531	$47,559

(13)  Financial Information of Colony Bankcorp, Inc. (Parent Only) (continued)

COLONY BANKCORP, INC. (PARENT ONLY)
STATEMENT OF INCOME AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001
(UNAUDITED)

	Sept 30, 2002	Sept 30, 2001

Income
Dividends from Subsidiaries	$1,250	$1,350
Other	56	50
Securities gains	251	0

	1,557	1,400

Expenses
Interest	336	31
Amortization	0	14
Other	852	711

	1,188	756

Income Before Taxes and Equity in Undistributed Earnings of Subsidiaries	369	644
Income Tax (Benefits)	(282)	(236)

Income Before Taxes and Equity in Undistributed Earnings of Subsidiaries	651	880
Equity in Undistributed Earnings of Subsidiaries	3,811	2,762

Net Income	4,462	3,642

Other Comprehensive Income, Net of Tax
Gains (losses) on Securities Arising During Year	1,073	1,656
Reclassification Adjustment	(657)	(42)

Unrealized Gains (Losses) in Securities	416	1,614

Comprehensive Income	$4,878	$5,256

(13)  Financial Information of Colony Bankcorp, Inc. (Parent Only) (continued)

COLONY BANKCORP, INC. (PARENT ONLY)
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001
(UNAUDITED)

	Sept 30, 2002	Sept 30, 2001

Cash Flows from Operating Activities
Net Income	$4,462	$3,642
Adjustments to Reconcile Net Income to Net Cash
Provided from Operating Activities
Depreciation and Amortization	52	67
Equity in Undistributed Earnings of Subsidiary	(3,811)	(2,762)
Other	(300)	11

	403	958

Cash Flows from Investing Activities
Sales and maturities of securities	301	0
Cash used in business acquistion, net	(2,371)	0
Capital Infusion in Subsidiary	(929)	0
Purchase of Premises and Equipment	(8)	(19)

	(3,007)	(19)

Cash Flows from Financing Activities
Dividends Paid	(849)	(800)
Purchase of Treasury Stock	(537)	0
Principal Payments on Notes and Debentures	(5,896)	(96)
Proceeds from Notes and Debentures	10,136	0

	2,854	(896)

Increase (Decrease) in Cash and Cash Equivalents	250	43
Cash and Cash Equivalents, Beginning	63	4

Cash and Cash Equivalents, Ending	$313	$47

(14)  Legal Contingencies

In the ordinary course of business, there are various legal proceedings pending against Colony and its subsidiaries. The aggregate liabilities, if any, arising from such proceedings would not, in the opinion of management, have a material adverse effect on Colony’s consolidated financial position.

(15)  Stock Grant Plan

On February 16, 1999, a restricted stock grant plan was approved by the Board. The plan was adopted for the purpose of establishing incentives designed to recognize, reward and retain executive employees whose performance, contribution and skills are critical to the Company. The plan period commences February 16, 1999 and ends February 15, 2009 with the maximum number of shares subject to restricted stock awards being 22,175 shares (44,350 shares after the two-for-one stock split effective March 31, 1999). During 2000 – 2002, the Company has issued an aggregate total of 17,500 shares pursuant to the stock grant plan which leaves 26,850 available shares that can be issued over the remaining life of the plan.

(16)  Proforma Financial Statement – Business Combination

Colony Bankcorp, Inc, and Quitman Bancorp, Inc. entered into an agreement and plan of merger dated as of October 22, 2001, pursuant to which Quitman was merged with and into Colony with Colony Bankcorp, Inc. surviving the merger and Quitman’s wholly-owned subsidiary, Quitman Federal Savings Bank, becoming a wholly-owned subsidiary of Colony contemporaneous with the consummation of the merger. The merger was consummated and became effective as of March 29, 2002. The business combination was accounted for by the purchase method of accounting and the results of operations of Quitman Federal Savings Bank since the date of acquisition are included in the Consolidated Financial Statements.

The proforma information below discloses results of operations for the current period and the corresponding period in the preceeding year as though the companies had combined at the beginning of the period being reported on:

	Three Months Ended		Nine Months Ended

	Sep 30, 2002	Sep 30, 2001	Sep 30, 2002	Sep 30, 2001

Interest Income	$11,936	$12,967	$35,732	$38,555

Interest Expense	5,445	7,361	17,222	22,197

Net Income	1,520	1,285	4,362	3,891

Earnings Per Share	$0.33	$0.27	$0.95	$0.81

Weighted Avg Shares Outstanding	4,573,482	4,812,619	4,574,833	4,812,619

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity represents the ability to provide adequate sources of funds for funding loan commitments and investment activities, as well as the ability to provide sufficient funds to cover deposit withdrawals, payment of debt and financing of operations. Converting assets to cash for these funds is primarily with proceeds from collections on loans and maturities of investment securities or by attracting and obtaining new deposits. For the nine months ended September 30, 2002, the Company was successful in meeting its liquidity needs by increasing deposits 20.32 percent to $635,318,000 from deposits of $528,017,000 on December 31, 2001. Of this increase, $60,196,000 or 56.10 percent resulted from the purchase of Quitman Federal Savings Bank in 2002. Also, the Company met its liquidity needs by increasing other borrowed money 15.88 percent to $54,671,000 from $47,180,000 on December 31, 2001. Of this increase, $3,000,000 or 40.05 percent resulted from the Quitman purchase . Should the need arise; the Company also maintains relationships with the Federal Home Loan Bank and several correspondent banks that can provide funds on short notice.

Liquidity is monitored on a regular basis by management. The Company’s liquidity position remained satisfactory for the nine-month period ended September 30, 2002. Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, funds due and securities) represented 23.93 percent of average deposits for the nine months ended September 30, 2002 as compared to 22.90 percent of average deposits for the same period in 2001 and 23.18 percent for calendar year 2001. Average loans represented 88.91 percent of average deposits for the nine months ended September 30, 2002 as compared to 89.94 percent for the same period in 2001 and 89.80 percent for calendar year 2001. Average interest-bearing deposits were 83.19 percent of average earning assets for the nine months ended September 30, 2002 as compared to 83.29 percent for the same period in 2001 and 83.12 percent for calendar year 2001.

The Company satisfies most of its capital requirements through retained earnings. During the first three months of 2002, retained earnings provided $1,086,000 of increase in equity. Additionally, equity had a decrease of $273,000 resulting from the change during the quarter in unrealized gains on securities available for sale, net of taxes, an increase of $18,000 resulting from the stock grant plan, a decrease of $537,000 resulting from treasury shares acquired through the company’s stock repurchase plan and an increase of $4,944,000 as a result of the acquisition of Quitman Federal Savings Bank. Thus, total equity increased by a net amount of $5,238,000. During the second quarter of 2002, retained earnings provided $1,263,000 of increase in equity. Additionally, equity had an increase of $1,000,000 resulting from the change during the quarter in unrealized gains on securities available for sale, net of taxes and an increase of $18,000 resulting from the stock grant plan. Thus, total equity increased by a net amount of $2,281,000 in the three-month period ended June 30, 2002. During the third quarter of 2002, retained earnings provided $1,199,000 of increase in equity. Additionally, equity had a decrease of $311,000 resulting from the change during the quarter in unrealized gains on securities available for sale, net of taxes and an increase of $19,000 resulting from the stock grant plan. Thus, total equity increased by a net amount of $907,000 in the three-month period ended September 30, 2002 and increased by a net amount of $8,426,000 in the nine-month period ended September 30, 2002.

During the first three months of 2001, retained earnings provided $994,000 of increase in equity. Additionally, equity had an increase of $765,000 resulting from the change during the year in unrealized gains on securities available for sale, net of taxes and an increase of $10,000 resulting from the stock grant plan. Thus, total equity increased by a net amount of $1,769,000 for the three-month period ended March 31, 2001. During the second quarter of 2001, retained earnings provided $955,000 of increase in equity. Additionally, equity had an increase of $65,000 resulting from the change during the quarter in unrealized gains on securities available for sale, net of taxes and an increase of $10,000 resulting from the stock grant plan. Thus, total equity increased by a net amount of $1,030,000 in the three-month period ended June 30, 2001. During the third quarter of 2001, retained earnings provided $894,000 of increase in equity. Additionally, equity had an increase of $784,000 resulting from the change during the quarter in unrealized gains on securities available for sale, net of taxes and an increase of $10,000 resulting from the stock grant plan. Thus, total equity increased by a net amount of $1,688,000 in the three-month period ended September 30, 2001 and increased by a net amount of $4,487,000 in the nine-month period ended September 30, 2001. Total equity increased by a net amount of $1,761,000 for calendar year 2001.

As of September 30, 2002, the Company’s capital totaled approximately $50,397,000 and there was not any outstanding commitment for capital expenditures. The branch facility in Warner Robins/Houston County was completed during the third quarter with total expenditures approximating $1,200,000. The company has purchased land for a third location in Dougherty/Lee County, however no contracts have been signed for construction of the facility at this time. It is anticipated that the project will approximate $1,200,000 with anticipated opening during the third quarter of 2003.

The Federal Reserve Board and the FDIC have issued risk-based capital guidelines for U. S. banking organizations. The objective of these efforts was to provide a more uniform framework that is sensitive to differences in risk assets among banking organizations. The guidelines define a two-tier capital framework. Tier 1 capital consists of common stock and qualifying preferred stockholders’ equity less goodwill. Tier 2 capital consists of certain convertible, subordinated and other qualifying term debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets. The Company has no Tier 2 capital other than the allowance for loan losses.

Using the capital requirements presently in effect, the Tier 1 ratio as of September 30, 2002 was 10.34 percent and total Tier 1 and 2 risk-based capital was 11.59 percent. Both of these measures compare favorably with the regulatory minimum of 4 percent for Tier 1 and 8 percent for total risk-based capital. The Company’s Tier 1 leverage ratio was 7.93 percent as of September 30, 2002 which exceeds the required ratio standard of 4 percent.

For the nine months ended September 30, 2002, average capital was $46,952,000 representing 6.82 percent of average assets for the year. This compares to 7.69 percent in the nine month period ended September 30, 2001 and 7.75 percent for calendar year 2001.

The Company paid quarterly dividends of $0.06, $0.07 and $0.07, for the first three quarters of 2002, respectively or $0.20 per share in the first three quarters of 2002 compared to quarterly dividends of $0.06, $0.06 and $0.06, for the first three quarters of 2001, respectively or $0.18 per share in the first three quarters of 2001. The dividend payout ratio, defined as dividends per share divided by net income per share, was 20.00 percent for nine months ended September 30, 2002 as compared to 21.95 percent for the same period in 2001.

As of September 30, 2002, management was not aware of any recommendations by regulatory authorities which if they were to be implemented, would have a material effect on the Company’s liquidity, capital resources or results of operations. However, it is possible that examinations by regulatory authorities in the future could precipitate additional loss charge-offs that could materially impact the Company’s liquidity, capital resources and results of operations.

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets.

Net Income

Net income for the three months ended September 30, 2002 was $1,520,000 as compared to $1,160,000 for the three months ended September 30, 2001, or an increase of 31.03 percent. Of this $360,000 increase, $240,000 or 66.67 percent is attributable to Quitman Federal. The increase is the result of an increase in net interest income of $1,371,000, an increase in other noninterest income of $301,000 and an increase in gain on sale of securities of $488,000. An increase in noninterest expense of $1,073,000, an increase in income tax expense of $190,000 and an increase in provision for loan losses of $537,000 offset the increases during the quarter. On a fully diluted share basis, net income increased to $0.33 per share for the three months ended September 30, 2002 from $0.26 for the same period in 2001, or an increase of 26.92 percent.

Net income for the nine months ended September 30, 2002 was $4,462,000 as compared to $3,642,000 for the nine months ended September 30, 2001, or an increase of 22.52 percent. Of this $820,000 increase, $450,000 or 54.88 percent is attributable to Quitman Federal. The increase is the result of an increase in net interest income of $2,928,000, an increase in noninterest income of $608,000 and an increase in gain on sale of securities of $931,000. An increase in noninterest expense of $2,235,000, an increase in income tax expense of $385,000 and an increase in provision for loan losses of $1,027,000 offset the increases during the first nine months of the year. On a fully diluted share basis, net income increased to $1.00 per share for the nine months ended September 30, 2002 from $0.82 for the same period in 2001, or an increase of 21.95 percent.

Net Interest Margin

The company’s net interest margin decreased by 2 basis points to 3.81 percent in third quarter 2002 as compared to 3.83 percent in third quarter 2001. The net interest margin compression the past several quarters was primarily attributable to U. S. Federal Reserve lowering interest rates an unprecedented 475 basis points during 2001; however, the Company realized margin improvement in the second quarter 2002 and third quarter 2002 and should see stable or continued improvement the balance of the year given the Federal Reserve’s current neutral bias toward interest rates in 2002. Net interest income increased 26.78 percent to $6,491,000 in third quarter 2002 from $5,120,000 in the same period a year ago on an increase in average earning assets to $689,197,000 in third quarter 2002 from $541,939,000 in third quarter 2001. Net interest margin decreased by 18 basis points to 3.72 percent for the nine months ended

September 30, 2002 as compared to 3.90 percent for the same period in 2001. Net interest income increased 19.54 percent to $17,911,000 in the nine-month period ended September 30, 2002 from $14,983,000 in the same period a year ago. Average earning assets increased to $650,597,000 in the nine-month period ended September 30, 2002 from $518,562,000 for the same period a year ago. Average loans increased by $99,957,000 or 23.73 percent, average funds sold increased by $9,890,000 or 68.67 percent, average investment securities increased by $16,792,000 or 22.19 percent, average interest-bearing deposits in other banks increased by $4,120,000 or 78.63 percent and average interest-bearing other assets increased $1,276,000 or 66.32 percent resulting in a net increase in average earning assets of $132,035,000 or 25.46 percent. Of the $132,035,000 increase in average assets for first three quarters of 2002 compared to the same period in 2001, Quitman Federal Savings acquired in March 2002 is attributable for $66,185,000 or 50.13 percent.

The net increase in average assets was funded by a net increase in average deposits of 23.63 percent to $586,292,000 in the nine-month period ended September 30, 2002 from $468,423,000 in the same period a year ago and a net increase in average debt and funds purchased of 42.01 percent to $50,903,000 in nine-month period ended September 30, 2002 from $35,844,000 in the same period a year ago. Of the average deposit increase, Quitman Federal is attributable for $59,454,000 or 50.44 percent. Average interest-bearing deposits increased by 25.31 percent to $541,243,000 in the nine-month period ended September 30, 2002 from $431,917,000 in the same period a year ago while average noninterest-bearing deposits increased 23.40 percent to $45,049,000 in the nine-months ended September 30, 2002 from $36,506,000 in the same period a year ago. Average noninterest-bearing deposits represented 7.68 percent of average total deposits in the nine-month period ended September 30, 2002 as compared to 7.79 percent in the same period a year ago.

Interest expense decreased for the three months ended September 30, 2002 by $1,089,000 compared to the same period in 2001 and decreased by $3,088,000 in the nine-month period ended September 30, 2002 compared to the same period in 2001. The decrease is primarily attributable to the U. S. Federal Reserve lowering interest rates an unprecedented 475 basis points during 2001. The combination of the increase in average earning assets and the decrease in the net interest margin resulted in an increase of net interest income of $1,371,000 for the three months ended September 30, 2002 compared to the same period a year ago and an increase of net interest income of $2,928,000 in the nine-month period ended September 30, 2002 compared to the same period a year ago.

Provision for Loan Losses

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on nonaccruing, past due and other loans that management believes require attention.

The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at a level management has determined to be adequate. The provision for loan losses was $990,000 for the three months ended September 30, 2002 as compared to $453,000 for the three months ended September 30, 2001 representing an increase of $537,000 or 118.54 percent. The provision for loan losses was $2,139,000 in the nine-month period ended September 30, 2002 as compared to $1,112,000 in the same period a year ago, representing an increase of $1,027,000 or 92.36 percent. The company’s provision for loan losses in the third quarter allows the company’s reserve for loan loss level to keep pace with the rapid loan growth that the company has experienced. Net loan charge-offs represented 82.32 percent of the provision for loan losses in the third quarter of 2002 as compared to 54.75 percent in the third quarter of 2001. Net loan charge-offs represented 68.91 percent of the provision for loan losses for the nine-month period ended September 30, 2002 compared to 61.15 percent for the same period a year ago. Net loan charge-offs for the three months ended September 30, 2002 represented 0.15 percent of average loans outstanding as compared to 0.06 percent in the same period a year ago, while net loan charge-offs for the nine-month period ended September 30, 2002 was 0.28 percent compared to 0.16 percent in the same year ago period. The leveling off of loan charge-offs resulted from management’s effort the past several years to improve credit quality and to eliminate weak and marginal credits. As of September 30, 2002, the allowance for loan losses was 1.27 percent of total loans outstanding as compared to an allowance for loan losses of 1.34 percent of total loans outstanding as of September 30, 2001. The loan loss reserve of 1.27 percent of total loans outstanding provided coverage of 92.10 percent of nonperforming loans and 79.81 percent of nonperforming assets as of September 30, 2002 compared to 71.92 percent and 61.88 percent, respectively as of September 30, 2001 and compared to 69.10 percent and 58.84 percent, respectively as of December 31, 2001. The determination of the reserve rests upon management’s judgment about factors affecting loan quality and assumptions about the economy. Management considers the September 30, 2002 allowance for loan losses adequate to cover potential losses in the loan portfolio.

Noninterest Income

Noninterest income consists primarily of service charges on deposit accounts. Service charges on deposit accounts totaled $890,000 in third quarter 2002 as compared to $754,000 in third quarter 2001 or an increase of 18.04 percent. This increase is attributable to the increase in noninterest-bearing and interest-bearing deposit accounts and the acquisition of Quitman Federal in March 2002. All other noninterest income increased to $401,000 in third quarter 2002 from $236,000 in third quarter 2001, or an increase of 69.92 percent. Most of the increase is attributable to additional fee income generated by the mortgage company. With a significant rally in the bond market during the third quarter, the company initiated balance sheet restructuring with its investment portfolio that resulted in gross gains of $488,000 compared to $0 in the same period a year ago. Thus, total noninterest income for third quarter 2002 was $1,779,000 compared to $990,000 in third quarter 2001, or an increase of 79.70 percent and was $4,563,000 in nine-month period ended September 30, 2002 compared to $3,024,000 in the same period a year ago, or an increase of 50.89 percent. Excluding the gain on sale of securities, noninterest income increased 30.40 percent for the three month period ended September 30, 2002 and by 20.54 percent for the nine month period ended September 30, 2002 compared to the same year ago periods.

Noninterest Expense

Noninterest expense increased by 27.52 percent to $4,972,000 in third quarter 2002 from $3,899,000 in third quarter 2001 and increased by 19.64 percent to $13,612,000 in nine-month period ended September 30, 2002 compared to $11,377,000 for the same year ago period. Salaries and employee benefits increased 29.33 percent to $2,697,000 in third quarter 2002 from $2,087,000 in third quarter 2001 primarily due to increased staffing with two new branches opened in 2001 and the acquisition of Quitman Federal and increased 19.09 percent to $7,442,000 in nine-month period ended September 30, 2002 from $6,249,000 in the same period a year ago. Occupancy and equipment expense decreased by 4.17 percent to $690,000 in third quarter 2002 from $720,000 in third quarter 2001 and increased 6.31 percent to $2,172,000 in the nine-month period ended September 30, 2002 from $2,043,000 in the same period a year ago. All other noninterest expense increased 45.15 percent to $1,585,000 in third quarter 2002 from $1,092,000 a year ago and increased 29.59 percent to $3,998,000 in the nine-month period ended September 30, 2002 from $3,085,000 in the same year ago period. Other increases in noninterest expense are primarily attributable to expenses incurred in opening two new offices during 2001 and the acquisition of Quitman Federal.

Income Tax Expense

Income before taxes increased by $550,000 to $2,308,000 in third quarter 2002 from $1,758,000 in third quarter 2001 with significant changes being an increase in net interest income of $1,371,000 in third quarter 2002 as compared to third quarter 2001, an increase in noninterest expense, net of noninterest income of $284,000 in third quarter 2002 as compared to third quarter 2001 and an increase in provision for loan losses of $537,000 in third quarter 2002 as compared to third quarter 2001. Income tax expense increased 31.77 percent to $788,000 in third quarter 2002 from $598,000 in third quarter 2001. Income tax expense as a percentage of income before taxes was 34.14 percent in third quarter 2002 compared to 34.02 percent in third quarter 2001 or an increase of 0.35 percent while income tax expense as a percentage of income before taxes was 33.63 percent in nine-month period ended September 30, 2002 as compared to 34.00 percent for the same period a year ago, or a decrease of 1.09 percent.

Quantitative and Qualitative Disclosures About Market Risk

AVERAGE BALANCE SHEETS

	Nine Months Ended Sept 30, 2002			Nine Months Ended Sept 30, 2001

($ in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates

Assets
Interest-Earning Assets Loans, Net of Unearned Income Taxable (1)	521,270	30,450	7.79%	421,313	30,436	9.63%

Investment Securities
Taxable	84,344	3,282	5.19%	67,429	3,192	6.31%
Tax-Exempt (2)	8,130	374	6.13%	8,253	398	6.43%

Total Investment Securities	92,474	3,656	5.27%	75,682	3,590	6.32%

Interest-Bearing Deposits in Other Banks	9,360	117	1.67%	5,240	163	4.15%

Funds Sold	24,293	311	1.71%	14,403	520	4.81%

Interest-Bearing Other Assets	3,200	132	5.50%	1,924	98	6.79%

Total Interest-Earning Assets	650,597	34,666	7.10%	518,562	34,807	8.95%

Non-interest-Earning Assets
Cash	15,726			12,130
Allowance for Loan Losses	(6,636)			(5,939)
Other Assets	28,263			25,647

Total Noninterest-Earning Assets	37,353			31,838

Total Assets	687,950			550,400

Liabilities and Stockholders’ Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	139,776	2,399	2.29%	87,774	2,091	3.18%
Other Time	401,467	12,361	4.11%	344,143	16,014	6.20%

Total Interest-Bearing Deposits	541,243	14,760	3.64%	431,917	18,105	5.59%

Other Interest-Bearing Liabilities Debt	50,750	1,773	4.66%	35,490	1,506	5.66%
Funds Purchased and Securities
Sold Under Agreement to Repurchase	153	3	2.61%	354	13	4.90%

Total Other Interest-Bearing Liabilities	50,903	1,776	4.65%	35,844	1,519	5.65%

Total Interest-Bearing Liabilities	592,146	16,536	3.72%	467,761	19,624	5.59%

Noninterest-Bearing Liabilities and Stockholders’ Equity
Demand Deposits	45,049			36,506
Other Liabilities	3,803			3,800
Stockholder’s Equity	46,952			42,333

Total Noninterest-Bearing Liabilities and Stockholders’ Equity	95,804			82,639

Total Liabilities and Stockholders’ Equity	687,950			550,400

Interest Rate Spread			3.38%			3.36%

Net Interest Income		18,130			15,183

Net Interest Margin			3.72%			3.90%

(1)	The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable equivalent adjustments totaling $92 and $65 for nine months period ended September 30, 2002 and 2001, respectively, are included in tax-exempt interest on loans.

(2)	Taxable-equivalent adjustments totaling $127 and $135 for nine month period ended September 30, 2002 and 2001, respectively, are included in tax-exempt interest on investment securities. The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations

RATE/VOLUME ANALYSIS

The rate/volume analysis presented hereafter illustrates the change from period to period for each component of the taxable equivalent net interest income separated into the amount generated through volume changes and the amount generated by changes in the yields/rates.

	Changes from Sept 30, 2001 to Sept 30, 2002 (1)

($ in thousands)	Volume	Rate	Total

Interest Income
Loans, Net-taxable	$9,626	($9,612)	$14

Investment Securities
Taxable	1,067	(977)	90
Tax-exempt	(8)	(16)	(24)

Total Investment Securities	1,059	(993)	66

Interest-Bearing Deposits in other banks	171	(217)	(46)

Funds Sold	476	(685)	(209)

Other Earning Assets	87	(53)	34

Total Interest Income	11,419	(11,560)	(141)

Interest Expense
Interest-Bearing Demand and Savings Deposits	1,654	(1,346)	308
Time Deposits	3,554	(7,207)	(3,653)
Other Interest-Bearing Liabilities
Funds Purchased and Securities Under Agreement to Repurchase	(10)	0	(10)
Other Debt	863	(596)	267

Total Interest Expense (Benefit)	6,061	(9,149)	(3,088)

Net Interest Income	$5,358	($2,411)	$2,947

(1)	Changes in net interest income for the periods, based on either changes in average balances or changes in average rates for interest-earning assets and interest-bearing liabilities, are shown on this table. During each year, there are numerous and simultaneous balance and rate changes; therefore, it is not possible to precisely allocate the changes between balances and rates. For the purpose of this table, changes that are not exclusively due to balance changes or rate changes have been attributed to rates.

Our financial performance is impacted by, among other factors, interest rate risk and credit risk. We do not utilize derivatives to mitigate our credit risk, relying instead on an extensive loan review process and our allowance for loan losses.

Interest rate risk is the change in value due to changes in interest rates. The Company is exposed only to U. S. dollar interest rate changes and, accordingly, the Company manages exposure by considering the possible changes in the net interest margin. The Company does not have any trading instruments nor does it classify any portion of its investment portfolio as held for trading. The Company does not engage in any hedging activity or utilize any derivatives. The Company has no exposure to foreign currency exchange rate risk, commodity price risk and other market risks. This risk is addressed by our Asset & Liability Management Committee (“ALCO”) which includes senior management representatives. The ALCO monitors interest rate risk by analyzing the potential impact to the net portfolio of equity value and net interest income from potential changes to interest rates and considers the impact of alternative strategies or changes in balance sheet structure.

Interest rates play a major part in the net interest income of financial institutions. The repricing of interest earning assets and interest-bearing liabilities can influence the changes in net interest income. The timing of repriced assets and liabilities is Gap management and our Company has established its policy to maintain a Gap ratio in the one-year time horizon of .80 to 1.20.

Our exposure to interest rate risk is reviewed on at least a quarterly basis by our Board of Directors and the ALCO. Interest rate risk exposure is measured using interest risk sensitivity analysis to determine our change in net portfolio value in the event of assumed changes in interest rates. In order to reduce the exposure to interest rate fluctuations, we have implemented strategies to more closely match our balance sheet composition. We are generally focusing our investment activities on securities with terms or average lives in the 2 –5 year range.

The Company maintains about one-third of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years. The liabilities to fund assets are primarily in short term certificate of deposits that mature within one year. This balance sheet composition has allowed the Company to be relatively constant with its net interest margin the past several years, though the unprecedented 475 basis point decrease by U. S. Federal Reserve in 2001 resulted in a significant decrease in the net interest margin during 2001 and the first quarter of 2002. We reflected an increase in net interest margin for the past two quarters of 2002 and anticipate continued improvement or stability in the net interest margin the balance of the year given the Federal Reserve’s present neutral interest rates forecast for the balance of 2002.

Colony Bankcorp, Inc. and Subsidiaries Interest Rate Sensitivity

The following table is an analysis of the Company’s interest rate-sensitivity position at September 30, 2002. The interest rate-sensitivity gap, which is the difference between interest-earning assets and interest-bearing liabilities by repricing period, is based upon maturity or first repricing opportunity, along with a cumulative interest rate-sensitivity gap. It is important to note that the table indicates a position at a specific point in time and may not be reflective of positions at other times during the year or in subsequent periods. Major changes in the gap position can be, and are, made promptly as market outlooks change.

Assets and Liabilities Repricing Within

($ in Thousands)	3 Months or Less	4 to 12 Months	1 Year	1 to 5 Years	Over 5 Years	Total

EARNING ASSETS:
Interest-bearing deposits	7,418	0	7,418	0	0	7,418
Federal Funds Sold	32,392	0	32,392	0	0	32,392
Investment Securities	10,095	2,104	12,199	61,639	9,644	83,482
Loans, net of unearned income	207,682	143,633	351,315	208,259	17,708	577,282
Other earning assets	0	0	0	0	3,789	3,789

Total Interest-earning assets	257,587	145,737	403,324	269,898	31,141	704,363

INTEREST-BEARING LIABILITIES:
Interest-bearing Demand deposits (1)	113,585	0	113,585	0	0	113,585
Savings (1)	29,212	0	29,212	0	0	29,212
Time Deposits	118,282	279,787	398,069	48,362	100	446,531
Other Borrowings (2)	25,171	3,500	28,671	8,500	17,500	54,671

Total Interest-bearing liabilities	286,250	283,287	569,537	56,862	17,600	643,999

Interest rate-sensitivity gap	(28,663)	(137,550)	(166,213)	213,036	13,541	60,364

Cumulative interest-sensitivity gap	(28,663)	(166,213)	(166,213)	46,823	60,364

Interest rate-sensivitiy gap as a percentage of interest-earning assets	(4.07)%	(19.53)%	(23.60)%	30.25%	1.92%

Cumulative interest rate-sensitivity as a percentage of interest-earning assets	(4.07)	(23.60)%	(23.60)%	6.65%	8.57%

(1)	Interest-bearing Demand and Savings accounts for repricing purposes are considered to reprice 3 months or less

(2)	Short-term borrowings for repricing purposes are considered to reprice within 3 months or less

(1)	Interest-bearing Demand and Savings accounts for repricing purposes are considered to reprice within 3 months or less.

(2)	Short-term borrowings for repricing purposes are considered to reprice within 3 months or less.

The foregoing table indicates that we had a one year negative gap of $(166) million, or (23.60)% of total assets at September 30, 2002. In theory, this would indicate that at September 30, 2002, $166 million more in liabilities than assets would reprice if there were a change in interest rates over the next 365 days. Thus, if interest rates were to decline, the gap would indicate a resulting increase in net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and our supporting liability can vary significantly while the timing of repricing of both the assets and our supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposits.

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

Future Outlook

Colony is an emerging company operating in an industry filled with nonregulated competitors and a rapid pace of consolidation. The year brings with it new opportunities for growth in our existing markets, as well as opportunities to expand into new markets through branch acquisitions and branching. Colony completed two new branches in 2001, which are located in Lee County and Warner Robins, Georgia. During first quarter 2002, Colony completed the acquisition of Quitman Federal Savings Bank. With this acquisition, the Company will explore opportunities to expand into the Valdosta/Lowndes County market during 2002. The Warner Robins office opened in temporary offices in 2001 and moved into a new 5,000 square foot office in August 2002. Colony has acquired real estate in Dougherty/Lee County market for another full service branch that should come online in the third quarter of 2003.

Liquidity

The Company’s goals with respect to liquidity are to ensure that sufficient funds are available to meet current operating requirements and to provide reserves against unforeseen liquidity requirements. Management continuously reviews the Company’s liquidity position, which is maintained on a basis consistent with established internal guidelines and the tests and reviews of the various regulatory authorities. The Company’s primary liquidity sources at September 30, 2002 included cash, due from banks, federal funds and short-term investment securities. The Company also has the ability, on a short-term basis, to borrow funds from Federal Home Loan Bank and correspondent banks. The mix of asset maturities contributes to the company’s overall liquidity position.

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

SFAS No. 142 discontinues the practice of amortizing goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators are encountered. Intangible assets with a determinable useful life will continue to be amortized over that period. The Banks are required to adopt the provisions of SFAS No. 142 effective January 1, 2002. It is anticipated that the adoption of SFAS No. 142 will not have a material effect on the Banks’ financial statements.

Forward-Looking Statements

This document contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “estimate,” “expect,” “intend,” “anticipate” and similar expressions and variations thereof identify certain of such forward-looking statements, which speaks only as of the dates which they were made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Users are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Users are therefore cautioned not to place undue reliance on these forward-looking statements.

BUSINESS

General

The Company was organized in 1983 as a bank holding company through the merger of Colony Bank of Fitzgerald with a subsidiary of the Company. Since that time, Colony Bank of Fitzgerald, which was formed by principals of Colony Bankcorp, Inc. in 1976, has operated as a wholly-owned subsidiary of the Company. In April 1984, Colony Bankcorp, Inc. acquired Colony Bank Wilcox, and in November 1984, Colony Bank Ashburn became a wholly-owned subsidiary of Colony Bankcorp, Inc. Colony Bankcorp, Inc. continued its growth with the acquisition of Colony Bank of Dodge County in September 1985. In August 1991, Colony Bankcorp, Inc. acquired Colony Bank Worth. In November 1996, Colony Bankcorp, Inc. acquired Colony Bank Southeast and in November 1996 formed a non-bank subsidiary Colony Management Services, Inc. In March 2002, Colony Bankcorp, Inc. acquired Colony Bank Quitman, FSB and also formed Colony Bankcorp Statutory Trust I.

Through its seven subsidiary banks, Colony Bankcorp, Inc. operates a full-service banking business and offers a broad range of retail and commercial banking services including checking, savings, NOW accounts, money market and time deposits of various types; loans for business, agriculture, real estate, personal uses, home improvement and automobiles; credit card; letters of credit; investment and discount brokerage services; IRA’s; safe deposit box rentals, bank money orders; electronic funds transfer services, including wire transfers and automated teller machines and internet accounts. Each of the Banks is a state chartered institution whose customer deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation.

On April 2, 1998, the Company was listed on Nasdaq National Market. The Company’s common stock trades on the Nasdaq Stock Market under the symbol “CBAN”. The Company presently has approximately 1,350 shareholders as of September 30, 2002. “The Nasdaq Stock Market” or “Nasdaq” is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting and order execution systems. This market also provides specialized automation services for screen-based negotiations of transactions, on-line comparison of transactions, and a range of informational services tailored to the needs of the securities industry, investors and issuers. The Nasdaq Stock Market is operated by The Nasdaq Stock Market, Inc., a wholly-owned subsidiary of the National Association of Securities Dealers, Inc.

ITEM 4 – CONTROLS AND PROCEDURES

We maintain a system of internal controls and procedures designed to provide reasonable assurance as to the realiability of our published financial statements and other disclosures included in this report. Within the 90-day period prior to the date of this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Colony Bankcorp, Inc. (including its consolidated subsidiaries) required to be included in this quarterly report on Form 10-Q.

There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date that we carried out our evaluation.

PART II- OTHER INFORMATION

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

A.	Exhibits – None

B.	There have been no reports filed on Form 8-K for the quarter ended September 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 1, 2002	/s/ JAMES D. MINIX

James D. Minix, President and Chief Executive Officer

Date: November 1, 2002	/s/ TERRY L. HESTER

Terry L. Hester, Executive Vice President and Chief Financial Officer

I,  James D. Minix, President/CEO, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Colony Bankcorp, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 1, 2002	/s/ JAMES DMINIX

James D. Minix, President and CEO

I,  Terry L. Hester, Executive Vice President and CFO certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Colony Bankcorp, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 1, 2002	/s/ TERRY L. HESTER

Terry L. Hester Executive Vice President and CFO

The undersigned is the Chief Executive Officer of Colony Bankcorp, Inc. (the “Registrant”). This Certification is made pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies the Quarterly report on Form 10-Q of the Registrant for the quarterly period ended September 30, 2002.

I certify that such Quarterly Report on Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such 10-Q Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

This certification is executed as of November 1, 2002	/s/ JAMES D. MINIX

James D. Minix President and Chief Executive Officer

The undersigned is the Chief Financial Officer of Colony Bankcorp, Inc. (the “Registrant”). This Certification is made pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies the Quarterly report on Form 10-Q of the Registrant for the quarterly period ended September 30, 2002.

I certify that such Quarterly Report on Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such 10-Q Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

This certification is executed as of November 1, 2002	/s/ TERRY L. HESTER

Terry L. Hester Executive Vice President and Chief Financial Officer