Form 10-K
period 2002-12-31
COLONY BANKCORP INC
filed 2003-03-21
CIK 711669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Fee Required)

                For the Fiscal Year Ended December 31, 2002

☐            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(No Fee Required)

                For the Transition Period from _____________ to ____________

Commission File Number 0-12436

COLONY BANKCORP, INC.

(Exact Name of Registrant Specified in its Charter)

Georgia State or Other Jurisdiction of Incorporation or Organization	58-1492391 (I.R.S. Employer Identification Number)

115 SOUTH GRANT STREET, FITZGERALD, GEORGIA (Address of Principal Executive Offices)	31750 (Zip Code)

Registrant’s Telephone Number Including Area Code (229) 426-6000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

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
☒ Yes ☐ No

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)
☐ Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2002, was approximately $45,708,039 (based on closing price of such stock). The number of shares of the registrant’s common stock outstanding on March 4, 2003 was 4,583,382.

DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K	Incorporated Document

Part I
Item 3 - Legal Proceedings	Page 11 of the Company’s Definitive Proxy Statement dated March 21, 2003, in connection with its Annual Meeting to be held on April 22, 2003.

Part III
Item 10 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	Pages 3, 4 and 5 of the Company’s Definitive Proxy Statement dated March 21, 2003, in connection with its Annual Meeting to be held on April 22, 2003.

Item 11 - Executive Compensation	Pages 6, 9, 10, 11, 12 and 13 of the Company’s Definitive Proxy Statement dated March 21, 2003, in connection with its Annual Meeting to be held on April 22, 2003.

Item 12 - Security Ownership of Certain Beneficial Owners and Management	Pages 7, 8 and 9 of the Company’s Definitive Proxy Statement dated March 21, 2003, in connection with its Annual Meeting to be held on April 22, 2003.

Item 13 - Certain Relationships and Related Transactions	Page 11 of the Company’s Definitive Proxy Statement dated March 21, 2003 in connection with its Annual Meeting to be held on April 22, 2003.

Part I
Item 1
BUSINESS OF THE COMPANY AND SUBSIDIARY BANKS

COLONY BANKCORP, INC.

Colony Bankcorp, Inc. (the “Company” or “Colony”) is a Georgia business corporation which was incorporated on November 8, 1982. The Company was organized for the purpose of operating as a bank-holding company under the Federal Bank-Holding Company Act of 1956, as amended, and the bank-holding company laws of Georgia (Georgia Laws 1976, p. 168, et. seq.). On July 22, 1983, the Company, after obtaining the requisite regulatory approvals, acquired 100 percent of the issued and outstanding common stock of Colony Bank of Fitzgerald (formerly The Bank of Fitzgerald), Fitzgerald, Georgia, through the merger of the Bank with a subsidiary of the Company which was created for the purpose of organizing the Bank into a one-bank holding company. Since that time, Colony Bank of Fitzgerald has operated as a wholly-owned subsidiary of the Company.

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

Effective July 31, 1991, the Company acquired all of the outstanding common stock of Colony Bank Worth (formerly Worth Federal Savings and Loan Association and Bank of Worth) in exchange for cash and 7,661 of the Company’s common stock for an aggregate purchase price of approximately $718,000. Since the date of its acquisition, Colony Bank Worth has operated as a wholly-owned subsidiary of the Company.

On November 8, 1996, Colony organized Colony Management Services, Inc. to provide support services to each subsidiary. Services provided include loan and compliance review, internal audit and data processing.

On November 30, 1996, the Company acquired Broxton State Bank (name subsequently changed to Colony Bank Southeast) in a business combination accounted for as a pooling of interests. Broxton State Bank became a wholly-owned subsidiary of the Company through the exchange of 157,735 shares of the Company’s common stock for all of the outstanding stock of Broxton State Bank.

Part I (Continued)
Item 1 (Continued)

On March 2, 2000, Colony Bank Ashburn purchased the capital stock of Georgia First Mortgage Company in a business combination accounted for as a purchase. The purchase price of $346,725 was the fair value of the net assets of Georgia First Mortgage at the date of purchase. Georgia First Mortgage is primarily engaged in residential real estate mortgage lending in the state of Georgia.

On March 29, 2002, Colony purchased 100 percent of the outstanding voting stock of Quitman Bancorp, Inc., pursuant to which Quitman was merged with and into Colony with Colony Bankcorp, Inc., surviving the merger and Quitman’s wholly-owned subsidiary, Quitman Federal Savings Bank (name subsequently changed to Colony Bank Quitman) becoming a wholly-owned subsidiary of Colony. The aggregate acquisition price was $7,446,163, which included cash and 367,093 shares of the Company’s common stock.

The Company conducts all of its operations through its bank subsidiaries. A brief description of each Bank’s history and business operations is discussed below.

COLONY BANK OF FITZGERALD

History and Business of the Bank

Colony Bank of Fitzgerald is a state banking institution chartered under the laws of Georgia on November 10, 1975. Since opening on April 15, 1976, the Bank has continued a general banking business and presently serves its customers from three locations, the main office in Fitzgerald, Georgia at 302 South Main Street, a full-service branch located on Highway 129 South and a new full-service branch at 1290 Houston Lake Road, Warner Robins, Georgia.

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

Part I (Continued)
Item 1 (Continued)

The Bank now serves Houston County with the opening of its new branch in Warner Robins, Georgia. The Houston County market has an estimated population of 89,000. Robins Air Force base, located in Houston County, is a major employer in the area, which has survived national base closure mandates and expanded in size in recent years.

A history of the Bank’s financial position for fiscal years ended 2002, 2001 and 2000 is as follows:

	2002	2001	2000

Total Assets	$141,070,576	$125,417,919	$113,939,142
Total Deposits	117,777,616	101,262,965	93,345,535
Total Stockholders’ Equity	11,982,136	11,641,773	10,878,703
Net Income	1,465,463	1,753,822	1,684,450

Number of Issued and Outstanding Shares	90,000	90,000	90,000
Book Value Per Share	$133.13	$129.35	$120.87
Net Income Per Share	16.28	19.49	18.72

Banking Facilities

The Bank’s main offices are housed in a building located in Fitzgerald, Georgia. The main offices, which are owned by the Bank, consist of approximately 13,000 square feet, three drive-in windows and an adjacent parking lot. Banking operations also are conducted from the southside branch which is located at South Dixie Highway, Fitzgerald, Georgia. This branch is owned by the Bank and has been in continuous operation since it opened in December 1977. The branch is a single story building with approximately 850 square feet and is operated with three drive-in windows.

In August 2002, the Bank moved from its temporary facilities (opened July 2001) in Warner Robins, Georgia to a new building located at 1290 Houston Lake Road. The 5,500 square foot building has four inside teller windows, four drive-in windows and an ATM machine.

Competition

The banking business in Ben Hill County and Houston County is highly competitive. The Bank competes primarily with five other commercial banks and one credit union operating in Ben Hill County. In Houston County the Bank competes with eight commercial banks and four credit unions. Additionally, the Bank competes to a lesser extent with insurance companies and governmental agencies. The banking industry is also experiencing increasing competition for deposits from less traditional sources such as money market and mutual funds. The Bank also offers “NOW” accounts, individual retirement accounts, simplified pension plans, KEOGH plans and custodial accounts for minors.

Correspondents

As of December 31, 2002, the Bank had correspondent relationships with two other banks. The Bank’s principal correspondent is The Bankers Bank located in Atlanta, Georgia. These correspondent banks provide certain services to the Bank such as investing its excess funds, processing checks and other items, buying and selling federal funds, handling money fund transfers and exchanges, shipping coins and currency, providing security and safekeeping of funds and other valuable items, handling loan participations and furnishing management investment advice on the Bank’s securities portfolio.

Part I (Continued)
Item 1

COLONY BANK ASHBURN

History and Business of the Bank

Colony Bank Ashburn was chartered as a state commercial bank in 1900 and currently operates under the Financial Institutions Code of Georgia. The Bank’s deposits are insured up to $100,000 per account by the Federal Deposit Insurance Corporation. The Bank conducts business at the offices located at 515 East Washington and 416 East Washington in Ashburn, Turner County, Georgia, 137 Robert B. Lee Drive, in Lee County, Georgia, 2609 Ledo Road in Lee County, Georgia and 1031 24th Ave., E., Cordele, Georgia. The offices in Leesburg and Cordele operate under the name Colony Bank. The Bank’s business largely consists of (1) the acceptance of demand, savings and time deposits; (2) the making of loans to consumers, business and other institutions; (3) investment of excess funds and sale of federal funds, U.S. Treasury obligations and state, county and municipal bonds; (4) investment services through PRIMEVEST Financial Services; and (5) internet online banking. The Bank’s mortgage lending services are through Georgia First Mortgage and it does not offer trust services. It acts as an agent for Visa Card and MasterCard through The Bankers Bank.

A history of the Bank’s financial position for fiscal years ended 2002, 2001 and 2000 is as follows:

	2002	2001	2000

Total Assets	$253,904,346	$223,724,423	$182,183,214
Total Deposits	221,166,667	193,537,598	162,798,006
Total Stockholders’ Equity	19,965,156	14,998,719	11,916,668
Net Income	2,274,771	2,181,765	1,585,150

Number of Issued and Outstanding Shares	50,000	50,000	50,000
Book Value Per Share	$399.30	$299.97	$238.33
Net Income Per Share	45.50	43.64	31.70

Banking Facilities

The Bank’s main office is located at 515 East Washington Street in Ashburn and consists of a building of approximately 13,000 square feet of office and banking space with an adjacent parking lot. A branch facility is located across the street from the main office and consists of a single story building with approximately 850 square feet and is operated with three drive-in windows. During 1996, the Bank entered into a 5-year lease agreement with Winn-Dixie Stores, Inc. to operate a retail banking facility at Winn Dixie’s Lee County location. This branch was closed during 2001 when a new full-service branch was opened in the Lee County/Dougherty County area. The new facility located at 2609 Ledo Road is a 5,500 square foot facility with four drive-in windows and five inside teller windows. The Bank has a second Lee County office which opened in October 1998. This full-service facility, located within the city limits of Leesburg, consists of a two-story brick building of approximately 5,000 square feet and includes three drive-in lanes. During 2002, the Bank purchased real estate in the Lee/Dougherty Counties market and will construct its third office in this market in 2003. A fourth branch office opened in Cordele, Crisp County, Georgia on October 4, 1999. The new full-service branch facility consists of approximately 5,500 square feet, with four drive-in lanes and one automated teller machine. As a result of the purchase of Georgia First Mortgage Company, the Bank has a mortgage lending office at 616 North Westover Blvd., Albany, Dougherty County, Georgia. All occupied premises, with the exception of the Albany location, are owned by the Bank.

Part I (Continued)
Item 1 (Continued)

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

COLONY BANK WILCOX

History and Business of the Bank

The Bank was chartered on June 2, 1906 under the name “Pitts Banking Company.” The name of the Bank subsequently was changed to Community Bank of Wilcox on June 1, 1991 and then to Colony Bank Wilcox in 2000. The Bank currently operates under the Financial Institutions Code of Georgia. The Bank’s deposits are insured up to $100,000 per account by the Federal Deposit Insurance Corporation. The Bank conducts business at locations in Pitts and Rochelle in Wilcox County, Georgia. The Bank’s business consists of: (1) the acceptance of demand, savings and time deposits; (2) the making of loans to consumers, business and other institutions; (3) investment of excess funds and sale of federal funds, U.S. Treasury obligations and state, county and municipal bonds; and (4) certain other miscellaneous financial services usually handled for customers by commercial banks. The Bank does little mortgage lending and it does not offer trust services.

Part I (Continued)
Item 1 (Continued)

A history of the Bank’s financial position for fiscal years ended 2002, 2001 and 2000 is as follows:

	2002	2001	2000

Total Assets	$45,591,373	$41,212,118	$34,194,626
Total Deposits	40,518,755	36,433,023	29,707,328
Total Stockholders’ Equity	3,431,841	3,082,714	2,827,859
Net Income	504,274	402,125	380,562

Number of Issued and Outstanding Shares	250	250	250
Book Value Per Share	$13,727.36	$12,330.86	$11,311.00
Net Income Per Share	2,017.10	1,608.50	1,522.25

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

Part I (Continued)
Item 1 (Continued)

COLONY BANK OF DODGE COUNTY

History and Business of the Bank

The Bank was chartered on June 14, 1966 under the name “Bank of Chester.” The name of the Bank subsequently was changed to The Bank of Dodge County on April 15, 1983 and then to Colony Bank of Dodge County in 2000. The Bank currently operates under the Financial Institutions Code of Georgia. The Bank’s deposits are insured up to $100,000 per account by the Federal Deposit Insurance Corporation. The Bank’s business consists of: (1) the acceptance of demand, savings and time deposits; (2) the making of loans to consumers, business and other institutions; (3) investment of excess funds in the sale of federal funds, U.S. Treasury obligations and state, county and municipal bonds; and (4) certain other miscellaneous financial services usually handled for customers by commercial banks. The Bank does little mortgage lending and it does not offer trust services.

A history of the Bank’s financial position for fiscal years ended 2002, 2001 and 2000 is as follows:

	2002	2001	2000

Total Assets	$63,265,468	$58,426,936	$50,553,863
Total Deposits	54,352,965	48,550,642	43,984,777
Total Stockholders’ Equity	4,418,188	4,451,767	4,100,184
Net Income	214,264	419,059	452,381

Number of Issued and Outstanding Shares	1,750	1,750	1,750
Book Value Per Share	$2,524.68	$2,543.87	$2,343.00
Net Income Per Share	122.44	239.46	258.50

Banking Facilities

The Bank’s main office is located at 600 Oak Street in Eastman, Dodge County, Georgia and consists of a building of approximately 11,000 square feet of office and banking space with an adjacent parking lot and is operated with three drive-in windows. The branch facility is located in Chester, Dodge County, Georgia and consists of a building with approximately 2,700 square feet of office and banking space and an adjacent parking lot. A second branch was opened during 2000 in Soperton, Treutlen County, Georgia at 310 Main Street. The branch has approximately 1,600 square feet of banking and office space with three walk-up teller units and two drive-in windows. The Bank owns all of the premises which it occupies.

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

Part I (Continued)
Item 1 (Continued)

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

COLONY BANK WORTH

Colony Bank Worth operated as a savings and loan stock association until it was acquired by the Company on July 31, 1991 at which time the association changed its name to Bank of Worth (subsequently named Colony Bank Worth) and became a state-chartered commercial bank. The Bank conducts business at its offices located at 402 West Franklin Street, Sylvester, Worth County, Georgia, 605 West Second Street, Tifton, Tift County, Georgia and 621 East By-Pass, NE, Moultrie, Colquitt County, Georgia. The Bank’s business consists of: (1) the acceptance of demand, savings and time deposits; (2) the making of loans to consumers, businesses and other institutions; (3) investment of excess funds and sale of federal funds, U.S. Treasury obligations and state, county and municipal bonds; and (4) certain other miscellaneous financial services usually handled for customers by commercial banks. The Bank’s deposits are insured up to $100,000 per account by the Federal Deposit Insurance Corporation. The Bank’s loan portfolio is heavily concentrated in mortgage loans due to the fact that it was previously a savings and loan. The Bank does not offer trust services. It acts as an agent for Visa Card and MasterCard through The Bankers Bank.

A history of the Bank’s financial position for fiscal years ended 2002, 2001 and 2000 is as follows:

	2002	2001	2000

Total Assets	$114,374,681	$98,205,412	$75,374,448
Total Deposits	99,396,934	86,444,637	66,833,730
Total Stockholders’ Equity	8,503,091	6,709,995	5,424,739
Net Income	800,780	250,297	501,784

Number of Issued and Outstanding Shares	95,790	95,790	95,790
Book Value Per Share	$88.77	$70.05	$56.63
Net Income Per Share	8.36	2.61	5.24

Part I (Continued)
Item 1 (Continued)

Banking Facilities

The Bank’s main office is housed in a building located in Sylvester, Georgia. The building, which is owned by the Bank, consists of approximately 13,000 square feet, a drive-in window and an adjacent parking lot. On June 15, 1998, the Bank opened a branch office at 605 West Second Street, Tifton, Georgia. The office is a single story building of approximately 2,300 square feet with one attached drive-in window. A second branch office opened in 2000 in Moultrie, Colquitt County, Georgia. This branch building of approximately 5,000 square feet includes three walk-up teller units and four drive-in windows. During 2002, the Bank purchased real estate in the Thomas County market for a future office. The Bank anticipates opening the new branch office in 2004.

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

Correspondents

As of December 31, 2002, the Bank had correspondent relationships with five other banks. The Bank’s principal correspondent is The Bankers Bank located in Atlanta, Georgia. These correspondent banks provide certain services to the Bank such as investing its excess funds, processing checks and other items, buying and selling federal funds, handling money fund transfers and exchanges, shipping coins and currency, providing security and safekeeping of funds and other valuable items, handling loan participations and furnishing management investment advice on the Bank’s securities portfolio.

COLONY BANK SOUTHEAST

History and Business of the Bank

Colony Bank Southeast, formerly Broxton State Bank, was chartered under the laws of Georgia on August 4, 1966 and opened for business on September 1, 1966, having absorbed “Citizens Bank,” a private, unincorporated bank.

The Bank is a full-service bank offering a wide variety of banking services targeted at all sectors of the Bank’s primary market area. The Bank offers customary types of demand, savings, time and individual retirement accounts; installment, commercial and real estate loans; home mortgages and personal lines-of-credit; Visa and Master Card services through its correspondent, The Bankers Bank; safe deposit and night depository services; cashier’s checks, money orders, traveler’s checks, wire transfers and various other services that can be tailored to the customer’s needs. The Bank does not offer trust services at this time.

The Bank serves the residents of Coffee County, Georgia, which has a population of approximately 32,000.

Part I (Continued)
Item 1 (Continued)

A history of the Bank’s financial position for fiscal years ended 2002, 2001 and 2000 is as follows:

	2002	2001	2000

Total Assets	$85,012,492	$72,831,898	$61,632,999
Total Deposits	71,801,726	62,097,131	53,591,006
Total Stockholders’ Equity	6,827,676	5,133,758	4,569,285
Net Income	710,803	524,727	485,523

Number of Issued and Outstanding Shares	50,730	50,730	50,730
Book Value Per Share	$134.59	$101.20	$90.07
Net Income Per Share	14.01	10.34	9.57

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

Part I (Continued)
Item (Continued)

Colony Bank Quitman, FSB

History and Business of the Bank

Colony Bank Quitman, FSB was chartered as a federal savings association in 1936. The Bank operates under the oversight of the Office of Thrift Supervision. The Federal Deposit Insurance Corporation insures the Bank’s deposits up to $100,000 per depositor. The Bank conducts business at offices located at 602 East Screven Street in Quitman, Brooks County, Georgia and 2910-N North Ashley Street, Valdosta, Lowndes County, Georgia. The Bank’s business largely consists of (1) the acceptance of demand, savings and time deposits; (2) the making of loans to consumers, businesses and other institutions; and (3) investment of excess funds through the sale of federal funds and purchase of U.S. government agency obligations and state, county and municipal bonds. The Bank is primarily a portfolio lender with a major focus on residential real estate lending. The Bank acts as an agent for Visa Card and Mastercard through The Bankers Bank.

A history of the Bank’s financial position for calendar years ended 2002, 2001 and 2000 is as follows:

	Subsequent to Acquisition Date of March 29, 2002	Prior to Acquisition Date of March 29, 2002

	2002	2001	2000

Total Assets	$75,647,528	$64,978,605	$62,644,712
Total Deposits	60,731,151	56,305,399	49,398,118
Total Stockholder’s Equity	8,303,205	6,581,759	6,292,231
Net Income	672,157	306,829	253,217

Numbers of Issued and Outstanding Shares	100,000	507,262	507,262
Book Value Per Share	$83.03	$12.98	$12.40
Net Income Per Share	6.72	.60	.50

Banking Facilities

The Bank’s main office is located at 602 East Screven Street in Quitman and consists of a building of approximately 6,720 square feet of office and banking space. The building has additional expansion room upstairs. The attached drive-through facility consists of three drive-through lanes plus an automated teller machine lane. The building has four inside teller windows. In March 2003, the Bank will open its first branch. The new facility, located at 2190-N North Ashley Street in Valdosta, Georgia, is a 2,200 square foot building with two drive-through lanes, three inside teller windows and a walk-up automated teller machine. The Bank owns the Quitman location and leases the Valdosta location.

Part I (Continued)
Item 1 (Continued)

Competition

The banking business is highly competitive. In Brooks County, the Bank competes with two banks and one savings and loan association. In Lowndes County, the Bank competes with ten banks, one savings and loan association and two federal credit unions. The Bank also competes to a lesser extent with finance companies, insurance companies and certain governmental agencies. The banking industry is also experiencing increased competition for deposits from less traditional sources such as money market and mutual funds.

Correspondents

Colony Bank Quitman, FSB has correspondent relationships with the following banks: The Bankers Bank in Atlanta, Georgia; Colony Bank of Fitzgerald in Fitzgerald, Georgia; Compass Bank in Birmingham, Alabama; and the Federal Home Loan Bank in Atlanta, Georgia. The correspondent relationships facilitate the transactions of business by means of loans, collections, investment services, exchange services and data processing. As compensation for these services, the Bank maintains balances with its correspondents in noninterest-bearing accounts and pays some service charges.

EMPLOYEES

As of December 31, 2002, Colony Bankcorp, Inc. and its subsidiaries employed 233 full-time employees and 31 part-time employees. Colony considers its relationship with its employees to be excellent.

The subsidiary banks have noncontributory profit-sharing plans covering all employees subject to certain minimum age and service requirements. All Banks made contributions for all eligible employees in 2002. In addition, Colony Bankcorp, Inc. and its subsidiaries maintain a comprehensive employee benefit program providing, among other benefits, hospitalization, major medical insurance and life insurance. Management considers these benefits to be competitive with those offered by other financial institutions in South Georgia. Colony’s employees are not represented by any collective bargaining group.

SUPERVISION AND REGULATION

Bank holding companies and banks are regulated under both federal and state law. The following is a brief summary of certain statutes and rules and regulations affecting the Company, the Banks and, to a more limited extent, the Company’s subsidiaries.

This summary is qualified in its entirety by reference to the particular statute and regulatory provision referred to and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and its subsidiaries. The scope of regulation and permissible activities of the Company and its subsidiaries is subject to change by future federal and state legislation. Supervision, regulation and examination of the Company and the Banks by the bank regulatory agencies are intended primarily for the protection of depositors rather than stockholders of the Company.

Part I (Continued)
Item 1 (Continued)

REGULATION OF THE COMPANY

Colony is a registered holding company under the Federal Bank Holding Company Act and the Georgia Bank Holding Company Act and is regulated under such Act by the Federal Reserve and by the Georgia Department of Banking and Finance (the “Georgia Department”), respectively. As a bank holding company, the Company is required to file annual reports with the Federal Reserve and the Georgia Department and provide such additional information as the applicable regulator may require pursuant to the Federal and Georgia Bank Holding Company Acts. The Federal Reserve and the Georgia Department may also conduct examinations of the Company to determine whether the Company is in compliance with Bank Holding Company Acts and regulations promulgated thereunder.

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

The Federal Reserve (pursuant to regulation and published statements) has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve policy, the Company may be required to provide financial support to the Bank at a time when, absent such Federal Reserve policy, the Company may not deem it advisable to provide such assistance. Similarly, the Federal Reserve also monitors the financial performance and prospects of nonbank subsidiaries with an inspection process to ascertain whether such nonbanking subsidiaries enhance or detract from the Company’s ability to serve as a source of strength for the Banks.

Part I (Continued)
Item 1 (Continued)

CAPITAL REQUIREMENTS

The holding company is subject to regulatory capital requirements imposed by the Federal Reserve applied on a consolidated basis with the bank owned by the holding company. Bank holding companies must have capital (as defined in the rules) equal to 8 percent of risk-weighted assets. The risk weights assigned to assets are based primarily on credit risk. For example, securities with an unconditional guarantee by the United States government are assigned the least risk category. A risk weight of 50 percent is assigned to loans secured by owner-occupied one-to-four family residential mortgages. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets.

The Federal Reserve also requires the maintenance of minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of bank holding companies. The guidelines define capital as either Tier 1 (primarily stockholder equity) or Tier 2 (certain debt instruments and a portion of the allowance for loan losses). Tier 1 capital for banking organizations includes common equity, minority interest in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock and qualifying cumulative perpetual preferred stock. (Cumulative perpetual preferred stock is limited to 25 percent of Tier 1 capital.) Tier 1 capital excludes goodwill; amounts of mortgage servicing assets, nonmortgage servicing assets, and purchased credit card relationships that, in the aggregate, exceed 100 percent of Tier 1 capital; nonmortgage servicing assets and purchased credit card relationships that in the aggregate, exceed 25 percent of Tier 1 capital; all other identifiable intangible assets; and deferred tax assets that are dependent upon future taxable income, net of their valuation allowance, in excess of certain limitations.

Effective June 30, 1998, the Board has established a minimum ratio of Tier 1 capital to total assets of 3.0 percent for strong bank holding companies (rated composite “1” under the BOPEC rating system of bank holding companies) and for bank holding companies that have implemented the Board’s risk-based capital measure for market risk. For all other bank holding companies, the minimum ratio of Tier 1 capital to total assets is 4.0 percent. Banking organizations with supervisory, financial, operational, or managerial weaknesses, as well as organizations that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the minimum levels. Higher capital ratios may be required for any bank holding company if warranted by its particular circumstances or risk profile. Bank holding companies are required to hold capital commensurate with the level and nature of the risks, including the volume and severity of problem loans, to which they are exposed.

At December 31, 2002, Colony exceeded the minimum Tier 1, risk-based and leverage ratios. The following is a table which sets forth certain capital information for the Company as of December 31, 2002.

Part I (Continued)
Item 1 (Continued)

CAPITAL ADEQUACY ($ in Thousands)	Amount	Percent

Leverage Ratio
Actual	$63,641,709	8.31%
Minimum Required (1)	30,633,080	4.00

Risked-Based Capital:

Tier 1 Capital
Actual	63,641,709	11.31
Minimum Required	22,508,120	4.00

Total Capital
Actual	70,675,497	12.56
Minimum Required	45,016,240	8.00

   (1)    Represents the minimum requirement. Institutions that are contemplating acquisitions or anticipating or experiencing significant growth may be required to maintain a substantially higher leverage ratio.

THE RIEGLE-NEAL INTERSTATE BANKING AND BRANCHING EFFICIENCY ACT

Prior to the enactment of the Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”), interstate expansion of bank holding companies was prohibited, unless such acquisition was specifically authorized by a statute of the state in which the target bank was located. Pursuant to the Riegle-Neal Act, effective September 29, 1995, an adequately capitalized and adequately managed holding company may acquire a bank across state lines, without regard to whether such acquisition is permissible under state law. A bank holding company is considered to be “adequately capitalized” if it meets all applicable federal regulatory capital standards.

While the Riegle-Neal Act precludes a state from entirely insulating its banks from acquisition by an out-of-state holding company, a state may still provide that a bank may not be acquired by an out-of-state company unless the bank has been in existence for a specified number of years, not to exceed five years. Additionally, the Federal Reserve is directed not to approve an application for the acquisition of a bank across state lines if: (i) the applicant bank holding company, including all affiliated insured depository institutions, controls or after the acquisition would control, more than 10 percent of the total amount of deposits of all insured depository institutions in the United States (the “10 percent concentration limit”) or (ii) the acquisition would result in the holding company controlling 30 percent or more of the total deposits of insured depository institutions in any state in which the holding company controlled a bank or branch immediately prior to the acquisition (the “30 percent concentration limit”). States may waive the 30 percent concentration limit, or may make the limits more or less restrictive, so long as they do not discriminate against out-of-state bank holding companies.

Part I (Continued)
Item 1 (Continued)

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

Under the Riegle-Neal Act, a state may impose certain conditions on a branch of an out-of-state bank resulting from an interstate merger so long as such conditions do not have the effect of discriminating against out-of-state banks or bank holding companies, other than on the basis of a requirement of nationwide reciprocal treatment. The 10 percent concentration limit and the 30 percent concentration limit described above, as well as the rights of the states to modify or waive the 30 percent concentration limit, apply to interstate bank mergers in the same manner as they apply to the acquisition of out-of-state banks.

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

In response to the Riegle-Neal Act, effective June 1, 1997, Georgia permitted interstate branching, although only through merger and acquisition. In addition, Georgia law provides that a bank may not be acquired by an out-of-state company unless the bank has been in existence for five years. Georgia has also adopted the 30 percent concentration limit, but permits state regulators to waive it on a case-by-case basis.

Part I (Continued)
Item 1 (Continued)

THE GRAMM-LEACH-BLILEY ACT OF 1999

The Gramm-Leach-Bliley Act (the “GLB Act”) dramatically increases the ability of eligible banking organizations to affiliate with insurance, securities and other financial firms and insured depository institutions. The GLB Act permits eligible banking organizations to engage in activities and to affiliate with nonbank firms engaged in activities that are financial in nature or incidental to such financial activities and also includes some additional activities that are complementary to such financial activities.

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

The precise scope of the authority to engage in these new financial activities, however, depends on the type of banking organization, whether it is a holding company, a subsidiary of a national bank, or a national bank’s direct conduct. The GLB Act repealed two sections of the Glass-Stegall Act, Sections 20 and 32, which restricted affiliations between securities firms and banks. The GLB Act authorizes two types of banking organizations to engage in expanded securities activities. The GLB Act authorizes a new type of bank holding company called a financial holding company to have a subsidiary company that engages in securities underwriting and dealing without limitation as to the types of securities involved. The GLB Act also permits a national bank to control a financial subsidiary that can engage in many of the expanded securities activities permitted for financial holding companies. However, additional restrictions apply to national bank financial subsidiaries.

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

Part I (Continued)
Item 1 (Continued)

There are three special criteria to qualify for the enlarged activities and affiliation. First, all the depository institutions in the bank holding company organization must be well-capitalized. Second, all of the depository institutions of the bank holding company must be well managed. Third, the bank holding company must have filed a declaration of intent with the Federal Reserve Board stating that it intends to exercise the expanded authority under the GLB Act and certify to the Federal Reserve Board that the bank holding company’s depository institutions meet the well-capitalized and well-managed criteria. The GLB Act also requires the bank to achieve a rating of satisfactory or better in meeting community credit needs at the most recent examination of such institution under the Community Reinvestment Act.

Once a bank holding company has filed a declaration of its intent to be a financial holding company, as long as there is no action by the Federal Reserve Board giving notice that it is not eligible, the company may proceed to engage in the activities and enter into the affiliations under the large authority conferred by the GLB Act’s amendments to the Bank Holding Company Act. The holding company does not need prior approval from the Federal Reserve Board to engage in activities that the GLB Act identifies as financial in nature or that the Federal Reserve Board has determined to be financial in nature or incidental thereto by order or regulation.

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

REGULATION OF THE BANKS

As state-chartered banks, the Banks are examined and regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the Georgia Department.

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

Part I (Continued)
Item 1 (Continued)

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

The Georgia Department regulates all areas of the banks’ banking operations, including mergers, establishment of branches, loans, interest rates and reserves. The Bank must have the approval of the Commissioner to pay cash dividends, unless at the time of such payment:

(i)       the total classified assets at the most recent examination of such banks do not exceed 80 percent of Tier 1 capital plus Allowance for Loan Losses as reflected at such examination;

(ii)      the aggregate amount of dividends declared or anticipated to be declared in the calendar year does not exceed 50 percent of the net profits, after taxes but before dividends, for the previous calendar year; and

(iii)     the ratio of Tier 1 Capital to Adjusted Total Assets shall not be less than 6 percent.

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

In addition, in the case of a merger or consolidation, the acquiring bank must have been in existence for at least 24 months prior to the merger. However, effective July 1, 1996, Georgia permits the subsidiary bank(s) of any bank holding company then engaged in the banking business in the state of Georgia to establish, de novo, upon receipt of required regulatory approval, an aggregate of up to three additional branch banks in any county within the state of Georgia. Effective July 1, 1998, this same Georgia law permits, with required regulatory approval, the establishment of de novo branches in an unlimited number of counties within the state of Georgia by the subsidiary bank(s) of bank holding companies then engaged in the banking business in the state of Georgia. This law may result in increased competition in the Banks’ market area.

Part I (Continued)
Item 1 (Continued)

CAPITAL REQUIREMENTS

The FDIC adopted risk-based capital guidelines that went into effect on December 31, 1990 for all FDIC insured state chartered banks that are not members of the Federal Reserve System. Beginning December 31, 1992, all banks were required to maintain a minimum ratio of total capital to risk weighted assets of 8 percent of which at least 4 percent must consist of Tier 1 capital. Tier 1 capital of state chartered banks (as defined by the regulation) generally consists of: (i) common stockholders’ equity; (ii) qualifying noncumulative perpetual preferred stock and related surplus; and (iii) minority interests in the equity accounts of consolidated subsidiaries. In addition, the FDIC adopted a minimum ratio of Tier 1 capital to total assets of banks, referred to as the leverage capital ratio of 3 percent if the FDIC determines that the institution is not anticipating or experiencing significant growth and has well-diversified risk, including no undue interest rate exposure, excellent asset quality, high liquidity, good earnings and, in general, is considered a strong banking organization, rated Composite A1@ under the Uniform Financial Institutions Rating System (the CAMEL rating system) established by the Federal Financial Institutions Examination Council. All other financial institutions are required to maintain a leverage ratio of 4 percent.

Effective October 1, 1998, the FDIC amended its risk-based and leverage capital rules as follows: (1) all servicing assets and purchase credit card relationships (“PCCRs”) that are included in capital are each subject to a 90 percent of fair value limitation (also known as a “10 percent haircut”); (2) the aggregate amount of all servicing assets and PCCRs included in capital cannot exceed 100 percent of Tier I capital; (3) the aggregate amount of nonmortgage servicing assets (“NMSAs”) and PCCRS included in capital cannot exceed 25 percent of Tier 1 capital; and (4) all other intangible assets (other than qualifying PCCRS) must be deducted from Tier 1 capital.

Amounts of servicing assets and PCCRs in excess of the amounts allowable must be deducted in determining Tier 1 capital. Interest-only strips receivable, whether or not in security form, are not subject to any regulatory capital limitation under the amended rule.

FDIC INSURANCE ASSESSMENTS

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), enacted in December, 1991, provided for a number of reforms relating to the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions and improvement of accounting standards. One aspect of the Act is the requirement that banks will have to meet certain safety and soundness standards. In order to comply with the Act, the Federal Reserve and the FDIC implemented regulations defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, director and officer compensation, fees and benefits, asset quality, earnings and stock valuation.

The regulations provide for a risk-based premium system which requires higher assessment rates for banks which the FDIC determines pose greater risks to the Bank Insurance Fund (“BIF”). Under the regulations, banks pay an assessment depending upon risk classification.

Part I (Continued)
Item 1 (Continued)

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

COMMUNITY REINVESTMENT ACT

The Company and the Banks are subject to the provisions of the Community Reinvestment Act of 1977, as amended (the ACRA@) and the federal banking agencies’ regulations issued thereunder. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with its safe and sound operation to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA.

The CRA requires a depository institution’s primary federal regulator, in connection with its examination of the institution, to assess the institution’s record of assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency’s assessment of the institution’s record is made available to the public. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application.

The evaluation system used to judge an institution’s CRA performance consists of three tests: (1) a lending test; (2) an investment test; and (3) a service test. Each of these tests will be applied by the institution’s primary federal regulator taking into account such factors as: (i) demographic data about the community; (ii) the institution’s capacity and constraints; (iii) the institution’s product offerings and business strategy; and (iv) data on the prior performance of the institution and similarly-situated lenders.

In addition, a financial institution will have the option of having its CRA performance evaluated based on a strategic plan of up to five years in length that it had developed in cooperation with local community groups. In order to be rated under a strategic plan, the institution will be required to obtain the prior approval of its federal regulator.

Part I (Continued)
Item 1 (Continued)

The interagency CRA regulations provide that an institution evaluated under a given test will receive one of five ratings for the test: (1) outstanding; (2) high satisfactory; (3) low satisfactory; (4) needs to improve; and (5) substantial noncompliance. An institution will receive a certain number of points for its rating on each test, and the points are combined to produce an overall composite rating. Evidence of discriminatory or other illegal credit practices would adversely affect an institution’s overall rating. Each of Colony’s subsidiary banks received a “high satisfactory” CRA rating as a result of their last CRA examination.

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

Item 2
DESCRIPTION OF PROPERTY

The principal properties of the Registrant consist of the properties of the Banks. For a description of the properties of the Banks, see “Item 1 - Business of the Company and Subsidiary Banks” included elsewhere in this Annual Report.

Item 3
LEGAL PROCEEDINGS

Incorporated herein by reference to page 11 of the Company’s Definitive Proxy Statement for Annual Meeting of Stockholders to be Held April 22, 2003, filed with the Securities and Exchange Commission on March 6, 2003 (File No. 000-12436).

Item 4
SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

No matters were submitted to a vote of the Registrant’s stockholders during the fourth quarter of 2002.

Part II
Item 5
MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Effective April 2, 1998, Colony Bankcorp, Inc. common stock is quoted on the NASDAQ National Market under the symbol “CBAN.” Prior to this date, there was no public market for the common stock of the registrant

The following table sets forth the high, low and close sale prices per share of the common stock as reported on the NASDAQ National Market, and the dividends declared per share for the periods indicated.

Year Ended December 31, 2002	High	Low	Close	Dividends Per Share

Fourth Quarter	$ 16.00	$ 13.60	$ 16.00	$ 0.075
Third Quarter	16.19	13.70	14.50	0.070
Second Quarter	14.70	13.00	13.75	0.070
First Quarter	13.89	12.73	13.80	0.060

Year Ended December 31, 2001

Fourth Quarter	$ 13.40	$ 10.94	$ 13.40	$ 0.060
Third Quarter	12.50	9.51	10.94	0.060
Second Quarter	12.75	10.55	11.50	0.060
First Quarter	13.00	10.00	11.50	0.060

The Registrant paid cash dividends on its common stock of $1,257,689 or $0.275 per share and $1,054,636 or $0.240 per share in 2002 and 2001, respectively.

As of December 31, 2002, the Company had approximately 1,218 stockholders of record.

Part II (Continued)
Item 6

SELECTED FINANCIAL DATA

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(Dollars in Thousands, except per share data)

Selected Balance Sheet Data:
Total Assets	$781,101	$621,575	$519,903	$435,272	$381,348
Total Loans	571,816	456,052	388,003	315,435	252,864
Total Deposits	664,594	528,017	450,012	374,450	330,746
Investment Securities	90,407	77,433	68,905	61,393	69,704
Federal Home Loan Bank Stock	2,837	2,214	1,610	1,426	2,094
Stockholders’ Equity	51,428	41,971	40,210	35,011	33,096
Selected Income Statement Data:
Interest Income	46,258	45,884	41,758	33,260	30,653
Interest Expense	21,996	25,740	22,265	17,114	15,521

Net Interest Income	24,262	20,144	19,493	16,146	15,132
Provision for Loan Losses	2,820	1,854	2,280	1,166	1,157
Other Income	5,882	4,527	3,491	3,119	2,659
Other Expense	18,731	15,507	14,004	12,017	11,090

Income Before Tax	8,593	7,310	6,700	6,082	5,544
Income Tax Expense	2,841	2,444	2,187	1,902	1,692

Net Income	$5,752	$4,866	$4,513	$4,180	$3,852

Per Share Data: (a)
Net Income (Diluted)	$1.28	$1.10	$1.02	$0.94	$0.87
Book Value	11.25	9.90	9.06	7.89	7.48
Tangible Book Value	11.06	9.79	8.96	7.85	7.43
Dividends	.28	0.24	0.19	.14	.12
Profitability Ratios:
Net Income to Average Assets	0.81%	0.86%	0.95%	1.03%	1.09%
Net Income to Average Stockholders’ Equity	12.01	11.40	12.12	12.22	12.22
Net Interest Margin	3.67	3.84	4.38	4.33	4.66
Loan Quality Ratios:
Net Charge-Offs to Total Loans	0.36	0.30	0.34	0.38	0.40
Reserve for Loan Losses to Total Loans	1.29	1.35	1.46	1.48	1.86
Nonperforming Assets to Total Loans and OREO	1.61	2.29	1.62	2.10	2.86
Reserve for Loan Losses to Nonperforming Loans	93.59	69.10	95.35	81.27	74.55
Reserve for Loan Losses to Total Nonperforming Assets	79.83	58.84	90.06	70.47	65.21
Liquidity Ratios:
Loans to Total Deposits	86.04	86.37	86.22	84.24	76.45
Loans to Average Earning Assets	85.38	85.92	86.48	83.37	78.17
Noninterest-Bearing Deposits to Total Deposits	7.75	8.71	8.59	9.01	8.83
Capital Adequacy Ratios:
Common Stockholders’ Equity to Total Assets	6.58	6.75	7.73	8.04	8.68
Total Stockholders’ Equity to Total Assets	6.58	6.75	7.73	8.04	8.68
Dividend Payout Ratio	21.48	21.82	18.70	14.86	13.24

   (a)    Per share data for all periods has been retroactively restated for a 100 percent stock split on March 1, 1999. The stock split was effected in the form of dividends.

Part II (Continued)
Item 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity represents the ability to provide adequate sources of funds for funding loan commitments and investment activities, as well as the ability to provide sufficient funds to cover deposit withdrawals, payment of debt and financing of operations. Converting assets to cash for these funds is primarily with proceeds from collections on loans and maturities of investment securities or by attracting and obtaining new deposits. During 2002, the Company was successful in meeting its liquidity needs by increasing deposits 25.87 percent to $664,594,000 from deposits of $528,017,000 on December 31, 2001. Of this increase, $60,731,000 or 44.47 percent resulted from the purchase of Quitman Federal Savings Bank in 2002. Also, the Company met its liquidity needs by increasing other borrowed money and trust-preferred securities 28.08 percent to $60,427,000 from $47,180,000 on December 31, 2001. Of this increase, $6,000,000 or 45.29 percent resulted from the Quitman purchase. Should the need arise; the Company also maintains relationships with the Federal Home Loan Bank and several correspondent banks that can provide funds on short notice.

Liquidity is monitored on a regular basis by management.  The Company’s liquidity position remained satisfactory in 2002. Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, funds due and securities) represented 24.25 percent of average deposits in 2002 as compared to 23.18 percent of average deposits in 2001.  Average loans represented 88.64 percent of average deposits in 2002 as compared to 89.80 percent in 2001.  Average interest-bearing deposits were 83.36 percent of average earning assets in 2002 as compared to 83.12 percent of average earning assets in 2001.

The Company satisfies most of its capital requirements through retained earnings.  During 2002, retained earnings provided $4,494,000 of increase in equity.  Additionally, equity had an increase of $485,000 resulting from the change during the quarter in unrealized gains on securities available for sale, net of taxes, an increase of $71,000 resulting from the stock grant plan, a decrease of $537,000 resulting from treasury shares acquired through the Company’s stock repurchase plan and an increase of $4,944,000 as a result of the acquisition of Quitman Federal Savings Bank.  Thus, total equity increased by a net amount of $9,457,000.  In 2001, retained earnings provided $3,812,000 of increase in equity.  Additionally, equity had an increase of $570,000 resulting from the change during the year in unrealized gains on securities available for sale, net of taxes, an increase of $41,000 resulting from the stock grant plan and a decrease of $2,662,000 resulting from treasury shares acquired through the Company’s stock repurchase plan.  Thus, total equity increased by a net amount of $1,761,000 in 2001.

As of December 31, 2002, the Company’s capital totaled approximately $51,428,000 and there was not any outstanding commitment for any material capital expenditures.  The Company has purchased land for a third location in Lee/Dougherty County; however, no contracts have been signed for construction of the facility at this time. It is anticipated the project will approximate $1,200,000 with anticipated opening during the fourth quarter of 2003.  The Company has purchased land for a location in Thomasville, Georgia; however, it is not anticipated for any construction until 2004.

Part II (Continued)
Item 7 (Continued)

Liquidity and Capital Resources (Continued)

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

Using the capital requirements presently in effect, the Tier 1 ratio as of December 31, 2002 was 11.31 percent and total Tier 1 and 2 risk-based capital was 12.56 percent. Both of these measures compare favorably with the regulatory minimum of 4 percent for Tier 1 and 8 percent for total risk-based capital.  The Company’s Tier 1 leverage ratio was 8.31 percent as of December 31, 2002, which exceeds the required ratio standard of 4 percent.

For 2002, average capital was $47,910,000 representing 6.77 percent of average assets for the year.  This compares to 7.57 percent for 2001.

In 2002, the Company paid annual dividends of $0.275 per share compared to $0.24 per share in 2001. The dividend payout ratio, defined as dividends per share divided by net income per share, was 21.48 percent in 2002 as compared to 21.82 percent in 2001.

As of December 31, 2002, management was not aware of any recommendations by regulatory authorities which if they were to be implemented, would have a material effect on the Company’s liquidity, capital resources or results of operations.  However, it is possible that examinations by regulatory authorities in the future could precipitate additional loss charge-offs that could materially impact the Company’s liquidity, capital resources and results of operations.

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

Part II (Continued)
Item 7 (Continued)

Net Income

Net income for the year ended December 31, 2002 increased to $5,752,000 from the 2001 net income of $4,866,000, representing an increase of $886,000, or 18.21 percent.  Of this increase, $672,000 or 75.85 percent is attributable to Quitman Federal acquisition effective March 29, 2002.  The increase is the result of an increase in net interest income of $4,118,000, an increase in other noninterest income of $1,355,000 that includes securities gains of $995,000 in 2002.  These increases were offset by an increase in noninterest expense of $3,224,000, an increase in income tax expense of $397,000 and an increase in provision for loan losses of $966,000.  The increase in earnings was accomplished while the Company continued to experience net interest rate compression resulting from the U. S. Federal Reserve lowering rates 475 basis points during 2001 and another 50 basis points during 2002. With a significant rally in the bond market during 2002, the Company initiated balance sheet restructuring with its investment portfolio that resulted in gross gains of $995,000.  The restructuring allowed the Company to improve its risk-weighted capital ratios and increase its reserve for loan losses to keep pace with the rapid loan growth that the Company has experienced.  Operating income, which excludes the gain or loss on sale of securities, net of taxes, for calendar year 2002 was $5,095,000 or $1.14 per share as compared to $4,611,000 or $1.04 per share for calendar year 2001.  On a fully diluted share basis, net income increased to $1.28 per share from the 2001 per share amount of $1.10, an $0.18 increase or 16.36 percent.

Net income for the year ended December 31, 2001 increased to $4,866,000 from the 2000 net income of $4,513,000, representing an increase of $353,000, or 7.82 percent.  This increase is the result of an increase in net interest income of $651,000, a decrease in the provision for loan losses of $426,000, an increase of $1,036,000 in noninterest income that includes securities gains of $387,000 in 2001.  These were offset by an increase in noninterest expense of $1,502,000 and an increase in income tax expense of $257,000.  The earnings increase of 7.82 percent was achieved while the Company continued its denovo branch expansion and experienced a decrease in its net interest margin due to interest rates being lowered by U. S. Federal Reserve an unprecedented 475 basis points during 2001.  The securities gains were taken to take advantage of interest rates that were near cyclical lows, thereby allowing the Company to position a portion of its portfolio to take advantage of securities investments when interest rates begin to increase.  Operating income, which excludes the gain or loss on sale of securities, net of taxes, for calendar year 2001 was $4,611,000 or $1.04 per share as compared to $4,839,000 or $1.09 per share for calendar year 2000.  On a fully diluted share basis, net income increased to $1.10 per share from the 2000 per share amount of $1.02, an $0.08 increase or 7.8 percent.

Part II (Continued)
Item 7 (Continued)

Net Interest Margin

The Company’s net interest margin decreased by 17 basis points to 3.67 percent in 2002 as compared to 3.84 percent in 2001.  The net interest margin compression was primarily attributable to U. S. Federal Reserve lowering interest rates an unprecedented 475 basis points during 2001 and another 50 basis points during 2002.  Net interest income increased 20.44 percent to $24,262,000 in 2002 from $20,144,000 in 2001 on an increase in average earning assets to $669,724,000 in 2002 from $530,787,000 in 2001.  Average loans increased by $104,919,000 or 24.38 percent, average funds sold increased by $13,528,000 or 78.51 percent, average investment securities increased by $15,256,000 or 20.35 percent, average interest-bearing deposits in other banks increased by $3,892,000 or 61.84 percent and average interest-bearing other assets increased $1,342,000 or 66.80 percent resulting in a net increase in average earning assets of $138,937,000 or 26.18 percent. Of the average earning asset increase, Quitman Federal is attributable for $65,462,000 or 47.12 percent.

The net increase in average assets was funded by a net increase in average deposits of 26.02 percent to $603,783,000 in 2002 from $479,133,000 in 2001 and a net increase in average debt and funds purchased of 36.04 percent to $52,022,000 in 2002 from $38,239,000 in 2001.  Of the average deposit increase, Quitman Federal is attributable for $58,258,000 or 46.74 percent.  Average interest-bearing deposits increased by 26.49 percent to $558,294,000 in 2002 from $441,389,000 in 2001 while average noninterest-bearing deposits increased 20.52 percent to $45,489,000 in 2002 from $37,744,000 in 2001.  Average noninterest-bearing deposits represented 7.53 percent of average total deposits in 2002 as compared to 7.88 percent in 2001.

The Company’s net interest margin decreased by 55 basis points to 3.84 percent in 2001 as compared to 4.39 percent in 2000.  The net interest margin compression was primarily attributable to U. S. Federal Reserve lowering interest rates an unprecedented 475 basis points during 2001.  Net interest income increased 3.34 percent to $20,144,000 in 2001 from $19,493,000 in 2000 on an increase in average earning assets to $530,787,000 in 2001 from $448,657,000 in 2000.  Average loans increased by $72,361,000 or 20.22 percent, average funds sold increased by $68,000 or 0.40 percent, average investment securities increased by $11,533,000 or 15.16 percent, average interest-bearing deposits in other banks decreased by $2,181,000 or 25.73 percent and average interest-bearing other assets increased by $349,000 or 100.00 percent resulting in a net increase in average earning assets of $82,130,000 or 18.31 percent.

The net increase in average assets was funded by a net increase in average deposits of 17.76 percent to $479,133,000 in 2001 from $406,864,000 in 2000 and a net increase in average debt and funds purchased of 31.48 percent to $38,239,000 in 2001 from $29,084,000 in 2000.  Average interest-bearing deposits increased by 18.58 percent to $441,389,000 in 2001 from $372,214,000 in 2000 while average noninterest-bearing deposits increased by 8.93 percent to $37,744,000 in 2001 from $34,650,000 in 2000. Average noninterest-bearing deposits represented 7.88 percent of average total deposits in 2001 as compared to 8.52 percent in 2000.

Part II (Continued)
Item 7 (Continued)

Provision for Loan Losses

The allowance for loan losses represents a reserve for potential losses in the loan portfolio.  The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on nonaccruing, past due and other loans that management believes require attention.

The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at a level management has determined to be adequate.  The provision for loan losses was $2,820,000 in 2002 as compared to $1,854,000 in 2001 representing an increase of $966,000 or 52.10 percent.  The increase in provision for loan losses allowed the Company’s reserve for loan losses to keep pace with the rapid loan growth that the Company has experienced the past several years.  Net loan charge-offs represented 73.30 percent of the provision for loan losses in 2002 as compared to 73.14 percent in 2001. Net loan charge-offs for 2002 represented 0.39 percent of average loans outstanding as compared to 0.32 percent in 2001.  The leveling off of loan charge-offs the past several years resulted from management’s effort to improve credit quality and to eliminate weak and marginal credits.  As of December 31, 2002, the allowance for loan losses was 1.29 percent of total loans outstanding as compared to an allowance for loan losses of 1.35 percent of total loans outstanding as of December 31, 2001.  The loan loss reserve of 1.29 percent of total loans outstanding provided coverage of 93.59 percent of nonperforming loans and 79.83 percent of nonperforming assets as of December 31, 2002 compared to 69.10 percent and 58.84 percent, respectively, as of December 31, 2001.  The determination of the reserve rests upon management’s judgment about factors affecting loan quality and assumptions about the economy.  Management considers the December 31, 2002 allowance for loan losses adequate to cover potential losses in the loan portfolio.

The provision for loan losses was $1,854,000 in 2001 as compared to $2,280,000 in 2000 representing a decrease of $426,000 or 18.68 percent.  Net loan charge-offs represented 73.14 percent of the provision for loan losses in 2001 as compared to 57.06 percent in 2000.  Net loan charge-offs for 2001 represented 0.32 percent of average loans outstanding as compared to 0.36 percent in 2000. The leveling off of loan charge-offs in 2001 and 2000 resulted from management’s effort the past several years to improve credit quality and to eliminate weak and marginal credits.  As of December 31, 2001, the allowance for loan losses was 1.35 percent of total loans outstanding as compared to an allowance for loan losses of 1.45 percent of total loans outstanding as of December 31, 2000.  The loan loss reserve of 1.35 percent of total loans outstanding provided coverage of 69.10 percent of nonperforming loans and 58.84 percent of nonperforming assets as of December 31, 2001 compared to 95.35 percent and 90.06 percent, respectively, as of December 31, 2000.

Part II (Continued)
Item 7 (Continued)

Noninterest Income

Noninterest income consists primarily of service charges on deposit accounts.  Service charges on deposit accounts totaled $3,324,000 in 2002 as compared to $2,916,000 in 2001 or an increase of 13.99 percent. This increase is attributable to the increase in noninterest-bearing and interest-bearing deposit accounts and the acquisition of Quitman Federal in March 2002.  All other noninterest income, excluding gain on sale of securities, increased to $1,563,000 in 2002 from $1,224,000 in 2001, or an increase of 27.70 percent. Most of the increase is attributable to additional fee income generated by the mortgage company and the Quitman Federal acquisition during 2002. With a significant rally in the bond market during 2002, the Company initiated balance sheet restructuring with its investment portfolio that resulted in gross gains of $995,000 compared to $387,000 in the same period a year ago.  Thus, total noninterest income for 2002 was $5,882,000 compared to $4,527,000 in 2001, or an increase of 29.93 percent. Excluding the gain on sale of securities, noninterest income increased 18.04 percent in 2002 from the year ago period.

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

Noninterest Expense

Noninterest expense increased by 20.79 percent to $18,731,000 in 2002 from $15,507,000 in 2001.  Salaries and employee benefits increased 19.34 percent to $10,200,000 in 2002 from $8,547,000 in 2001 primarily due to increased staffing with two new branches opened during 2001 and the acquisition of Quitman Federal. Occupancy and equipment expense increased by 17.48 percent to $3,078,000 in 2002 from $2,620,000 in 2001 primarily due to additional depreciation and occupancy expense with the new offices opened during 2001 and the Quitman Federal acquisition during 2002.  All other noninterest expense increased 25.65 percent to $5,453,000 in 2002 from $4,340,000 a year ago. Other increases in noninterest expense are primarily attributable to expenses incurred in opening two new offices during 2001 and the acquisition of Quitman Federal.

Noninterest expense increased by 10.72 percent to $15,507,000 in 2001 from $14,005,000 in 2000. Salaries and employee benefits increased 14.52 percent to $8,547,000 in 2001 from $7,463,000 in 2000 primarily due to increased staffing with two new branches opened in 2001.  Occupancy and equipment expense increased by 15.06 percent to $2,620,000 in 2001 from $2,277,000 in 2000 primarily due to additional depreciation and occupancy expense with the new offices opened during 2001.  All other noninterest expense increased 1.78 percent to $4,340,000 in 2001 from $4,264,000 a year ago.  This increase is somewhat skewed as 2000 noninterest expense included $494,000 in security losses in 2000 compared to no security losses in 2001.  Excluding the securities losses, the increase in other noninterest expense was 15.12 percent in 2001 as compared to 2000.  Other increases in noninterest expense are primarily attributable to expenses incurred in opening two new offices during 2001.

Part II (Continued)
Item 7 (Continued)

Income Tax Expense

Income before taxes increased by $1,282,000 to $8,593,000 in 2002 from $7,311,000 in 2001 with significant changes being an increase in net interest income of $4,118,000 in 2002 as compared to 2001, an increase in noninterest expense, net of noninterest income of $1,870,000 in 2002 as compared to 2001 and an increase in provision for loan losses of $966,000 in 2002 as compared to 2001.  Income tax expense increased 16.24 percent to $2,841,000 in 2002 from $2,444,000 in 2001.  Income tax expense as a percentage of income before taxes was 33.07 percent in 2002 compared to 33.43 percent in 2001 or a decrease of 1.08 percent.

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

Future Outlook

Colony is an emerging company in an industry filled with nonregulated competitors and a rapid pace of consolidation.  The year brings with it new opportunities for growth in its existing markets, as well as opportunities to expand into new markets through acquisitions and de novo branching. Colony completed the acquisition of Quitman Federal during 2002 and with the Quitman acquisition will open a branch into the Valdosta/Lowndes County market during the first quarter of 2003.  The Company anticipates purchasing real estate for a second location in Lowndes County that would open during 2004.  The Company purchased real estate in the Dougherty/Lee Counties market during 2002 and will construct its third office in this market during 2003.  Additionally, real estate was purchased in the Thomas County market for a future office, probably in 2004.

Liquidity

The Company’s goals with respect to liquidity are to ensure that sufficient funds are available to meet current operating requirements and to provide reserves against unforeseen liquidity requirements.  Management continuously reviews the Company’s liquidity position, which is maintained on a basis consistent with established internal guidelines and the tests and reviews of the various regulator authorities.  The Company’s primary sources at December 31, 2002 included cash, due from banks, federal funds and short-term investment securities.  The Company also has the ability, on a short-term basis, to borrow funds from Federal Home Loan Bank and correspondent banks.  The mix of asset maturities contributes to the Company’s overall liquidity position.

Off-Balance Sheet Items

In the normal course of business, certain commitments and contingencies are incurred which are not reflected in the consolidated financial statements.  Commitments under standby letters of credit to U.S. addresses approximated $1,884,000 as of December 31, 2002.  Unfulfilled loan commitments as of December 31, 2002 approximated $51,833,000. No losses are anticipated as a result of commitments or contingencies.

Part II (Continued)
Item 7 (Continued)

Certain Transactions

In the normal course of business, officers and directors of the Banks, and certain business organizations and individuals associated with them, maintain a variety of banking relationships with the Banks.  Transactions with senior officers and directors are made on terms comparable to those available to other bank customers.

Changes in Accounting Principles and Effects of New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, Business Combinations, which supersedes Accounting Principles Board (“APB”) Opinion No. 16, Business Combinations, and SFAS No. 38,  Accounting for Reacquisition Contingencies of Purchased Enterprises.  The provisions of the Statement apply to all business combinations initiated after June 30, 2001. SFAS No. 141 requires that all business combinations be accounted for by the purchase method of accounting.  This method requires the accounts of an acquired business to be included with the acquirer’s accounts as of the date of acquisition with any excess of purchase price over the fair value of the net assets acquired to be capitalized as goodwill or other intangibles.  The Statement requires that the assets of an acquired company be recognized as assets apart from goodwill if they meet specific criteria presented in the Statement.  The Statement ends the use of the pooling-of-interests method of accounting for business combinations, which required the restatement of all prior period information for the accounts of the acquired institution. As a result of the adoption of this Statement, Colony will account for all mergers and acquisitions initiated after June 30, 2001, using the purchase method.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which supersedes APB Opinion No. 17, Intangible Assets. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  The Statement eliminates the requirement to amortize goodwill and other intangible assets that have indefinite useful lives, instead requiring that the assets be tested annually for impairment based on the specific guidance in the Statement. Colony adopted the provisions of the Statement effective January 1, 2002, as required, and applied the provisions of the Statement to all goodwill and other intangible assets recognized in the financial statements. SFAS No. 142 requires a transitional impairment test of all goodwill and other indefinite-lived intangible assets in conjunction with its initial application.  The Statement required this test to be performed with any resulting impairment loss to be reported as a change in accounting principle.  No impairment was recorded based on the results of these tests.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with retirement of tangible long-lived assets and the associated asset retirement costs.  The Statement is effective beginning January 1, 2003.  Management does not expect the implementation of the Statement to have a material impact on Colony’s financial position or results of operations.

Part II (Continued)
Item 7 (Continued)

Changes in Accounting Principles and Effects of New Accounting Pronouncements (Continued)

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.  The Statement establishes a single accounting model for long-lived assets to be disposed of by sale, and resolves significant implementation issues related to SFAS No. 121. The provisions of the Statement were adopted by Colony on January 1, 2002.  The implementation did not have a material impact on Colony’s financial position or results of operations.

In May 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002. This Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements.  This Statement also rescinds SFAS No. 44,  Accounting for Intangible Assets of Motor Carriers, and amends SFAS No. 13,  Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Colony will adopt the provisions of this Statement effective January 1, 2003. Management does not anticipated that the implementation of this Statement will have a material impact on Colony’s financial position or results of operations.

In August 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred.  This Statement nullifies the guidance of the Emerging Issues Task Force (“EIFT”) in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS No. 146, the Board acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS No. 146 also established that fair value is the objective for the initial measurement of the liability. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. Colony will adopt the provisions of this Statement effective January 1, 2003.  Management does not anticipate that the implementation of this Statement will have a materially adverse impact on Colony’s financial position or results of operations.

Part II (Continued)
Item 7 (Continued)

Changes in Accounting Principles and Effects of New Accounting Pronouncements (Continued)

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9, which addresses the financial accounting and reporting for the acquisitions of all or part of a financial institution. SFAS No. 147 removes acquisitions of financial institutions, except for transactions between two or more mutual enterprises, from the scope of both SFAS No. 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 147 also amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship and credit cardholder intangible assets, and requires companies to cease amortization of unidentifiable assets associated with certain branch acquisitions. The provisions of this Statement were effective beginning October 1, 2002.  The implementation of this Statement did not have an impact on Colony’s financial position or results of operations.

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

Critical Accounting Policies

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry.  The Company’s financial position and results of operations are affected by management’s application of accounting policies, including judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures.  Different assumptions in the application of these policies could result in material changes in the Company’s financial position and/or results of operations.  The more critical accounting and reporting policies include the Company’s accounting for securities, loans, the allowance for loan losses and income taxes. Colony’s accounting policies are fundamental to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Accordingly, the Company’s significant accounting policies are discussed in detail in the Colony’s 2002 financial statements.

Inflation

The majority of assets and liabilities of financial institutions are monetary in nature and, therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. Fluctuations in interest rates and actions of the Board of Governors of the Federal Reserve System (“FRB”) to regulate the availability and cost of credit have a greater effect on a financial institution’s profitability than do the effects of higher costs for goods and services.  Through its balance sheet management function, Colony is positioned to respond to changing needs for liquidity, changes in interest rates and inflationary trends.

Part II (Continued)
Item 7 (Continued)

AVERAGE BALANCE SHEETS

	2002			2001			2000

($ in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates

Assets
Interest-Earning Assets
Loans, Net of Unearned Income (1)	$ 535,187	$ 41,177	7.69%	$ 430,268	$ 40,389	9.39%	$ 357,907	$ 36,333	10.15%

Investment Securities
Taxable	82,130	4,074	4.96	66,711	4,178	6.26	55,565	3,314	5.96
Tax-Exempt (2)	8,112	521	6.42	8,325	540	6.49	7,966	539	6.77

Total Investment Securities	90,242	4,595	5.09	75,036	4,718	6.29	63,531	3,853	6.06

Interest-Bearing Deposits in Other Banks	10,186	164	1.61	6,294	225	3.57	8,475	533	6.29

Funds Sold	30,758	483	1.57	17,230	657	3.81	17,162	1,096	6.39

Other Interest-Earning Assets	3,351	139	4.15	1,959	133	6.79	1,582	126	7.96

Total Interest-Earning Assets	669,724	46,558	6.95	530,787	46,122	8.69	448,657	41,941	9.35

Noninterest-Earning Assets
Cash	15,266			12,555			9,905
Allowance for Loan Losses	(7,081)			(5,974)			(5,087)
Other Assets	29,722			26,577			23,278

Total Noninterest-Earning Assets	37,907			33,158			28,096

Total Assets	$ 707,631			$ 563,945			$ 476,753

Liabilities and Stockholders’ Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$ 144,459	$ 3,133	2.17%	$ 92,748	$ 2,684	2.89%	$ 80,897	$ 2,512	3.11%
Other Time	413,835	16,449	3.97	348,641	20,975	6.02	291,317	17,862	6.13

Total Interest-Bearing Deposits	558,294	19,582	3.51	441,389	23,659	5.36	372,214	20,374	5.47

Other Interest-Bearing Liabilities
Debt	44,864	1,995	4.45	37,952	2,067	5.45	28,827	1,873	6.50
Trust Preferred Securities	7,041	416	5.91
Funds Purchased and Securities Sold Under Agreement to Repurchase	117	3	2.56	287	14	4.88	257	18	7.00

Total Other Interest-Bearing Liabilities	52,022	2,414	4.64	38,239	2,081	5.44	29,084	1,891	6.50

Total Interest-Bearing Liabilities	610,316	21,996	3.60	479,628	25,740	5.37	401,298	22,265	5.55

Noninterest-Bearing Liabilities and Stockholders’ Equity
Demand Deposits	45,489			37,744			34,650
Other Liabilities	3,916			3,876			3,567
Stockholders’ Equity	47,910			42,697			37,238

Total Noninterest-Bearing Liabilities and Stockholders’ Equity	97,315			84,317			75,455

Total Liabilities and Stockholders’ Equity	$ 707,631			$ 563,945			$ 476,753

Interest Rate Spread			3.35%			3.32%			3.80%

Net Interest Income		$ 24,562			$ 20,382			$ 19,676

Net Interest Margin			3.67%			3.84%			4.39%

   (1)    The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable equivalent adjustments totaling $123,121, $96,333 and $0 for 2002, 2001 and 2000, respectively, are included in interest on loans. The adjustments are based on a federal tax rate of 34 percent.

   (2)    Taxable-equivalent adjustments totaling $177,109, $183,570 and $183,347 for 2002, 2001 and 2000, respectively, are included in tax-exempt interest on investment securities. The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

Part II (Continued)
Item 7 (Continued)

RATE/VOLUME ANALYSIS

The rate/volume analysis presented hereafter illustrates the change from year to year for each component of the taxable equivalent net interest income separated into the amount generated through volume changes and the amount generated by changes in the yields/rates.

	Changes From 2001 to 2002(1)			Changes From 2000 to 2001(1)

($ in thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest Income
Loans, Net -Taxable	$9,849	$(9,061)	$788	$7,346	$(3,290)	$4,056
Investment Securities
Taxable	966	(1,070)	(104)	665	199	864
Tax-Exempt	(14)	(5)	(19)	24	(23)	1

Total Investment Securities	952	(1,075)	(123)	689	176	865

Interest-Bearing Deposits in Other Banks	139	(200)	(61)	(137)	(171)	(308)

Funds Sold	516	(690)	(174)	4	(443)	(439)

Other Interest-Earning Assets	95	(89)	6	30	(23)	7

Total Interest Income	11,551	(11,115)	436	7,932	(3,751)	4,181

Interest Expense
Interest-Bearing Demand and Savings Deposits	1,496	(1,047)	449	368	(196)	172
Time Deposits	3,922	(8,448)	(4,526)	3,515	(402)	3,113
Other Interest-Bearing Liabilities
Funds Purchased and Securities Under Agreement to Repurchase	(8)	(3)	(11)	2	(6)	(4)
Trust Preferred Securities		416	416
Other Debt	376	(448)	(72)	593	(399)	194

Total Interest Expense (Benefit)	5,786	(9,530)	(3,744)	4,478	(1,003)	3,475

Net Interest Income	$5,765	$(1,585)	$4,180	$3,454	$(2,748)	$706

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

Part II (Continued)
Item 7 (Continued)

INVESTMENT PORTFOLIO

The following table presents carrying values of investment securities held by the Company as of December 31, 2002, 2001 and 2000.

($ in thousands)	2002	2001	2000

U.S. Treasuries and Government Agencies	$20,857	$3,849	$35,266
Obligations of States and Political Subdivisions	8,359	6,017	8,311
Corporate Obligations	8,104	18,165	9,213
Marketable Equity Securities	970	994	992

Investment Securities	38,290	29,025	53,782

Mortgage Backed Securities	52,117	48,408	15,121

Total Investment Securities and Mortgage Backed Securities	$90,407	$77,433	$68,903

The following table represents maturities and weighted-average yields of investment securities held by the Company as of December 31, 2002.

	Within 1 Year		After 1 Year But Within 5 Years		After 5 Years But Within 10 Years		After 10 Years

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Government Agencies	$2,924	5.23%	$15,319	4.54%	$2,614	6.01%	$—	—%
Mortgage Backed Securities	18,097	(.53)	19,197	3.91	5,482	2.27	9,341	4.70
Obligations of States and Political Subdivisions	908	4.73	4,182	4.70	2,501	5.16	768	7.63
Corporate Obligations	—	—	8,104	5.56	—	—	—	—
Marketable Equity Securities	—	—	—	—	—	—	970	—

Total Investment Portfolio	$21,929.46%		$46,802	4.47%	$10,597	3.88%	$11,079	4.49%

Part II (Continued)
Item 7 (Continued)

LOANS

The following table presents the composition of the Company’s loan portfolio as of December 31 for the past five years.

($ in thousands)	2002	2001	2000	1999	1998

Commercial, Financial and Agricultural	$46,598	$65,004	$77,448	$42,595	$44,879
Real Estate
Construction	21,341	7,988	5,961	4,003	998
Mortgage, Farmland	29,503	28,130	23,411	24,179	18,980
Mortgage, Other	392,332	277,146	207,396	185,663	133,857
Consumer	73,462	64,884	59,862	48,226	40,928
Other	8,581	12,903	13,929	10,775	13,227

	571,817	456,055	388,007	315,441	252,869
Unearned Discount	(1)	(3)	(4)	(6)	(5)
Allowance for Loan Losses	(7,364)	(6,159)	(5,661)	(4,682)	(4,726)

Loans, Net	$564,452	$449,893	$382,342	$310,753	$248,138

The following table presents total loans less unearned discount as of December 31, 2002 according to maturity distribution.

Maturity	($ in thousands)

One Year or Less	$351,592
After One Year through Five Years	203,401
After Five Years	16,823

$571,816

The following table presents an interest rate sensitivity analysis of the Company’s loan portfolio as of December 31, 2002.

($ in thousands)	Within 1 Year	1 to 5 Years	After 5 Years	Total

Loans with
Predetermined Interest Rates	$165,198	$197,944	$16,823	$379,965
Floating or Adjustable Interest Rates	186,394	5,457		191,851

Loans, Net of Unearned Income	$351,592	$203,401	$16,823	$571,816

Part II (Continued)
Item 7 (Continued)

NONPERFORMING LOANS

A loan is placed on nonaccrual status when, in management’s judgment, the collection of interest income appears doubtful. Interest receivable that has been accrued in prior years and is subsequently determined to have doubtful collectibility is charged to the allowance for possible loan losses. Interest on loans that are classified as nonaccrual is recognized when received. Past due loans are loans whose principal or interest is past due 90 days or more. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the original contractual terms.

The following table presents, at the dates indicated, the aggregate of nonperforming loans for the categories indicated.

	December 31,

	2002	2001	2000	1999	1998

	($ in thousands)

Loans Accounted for on a Nonaccrual	$6,899	$8,205	$5,164	$5,334	$5,823
Installment Loans and Term Loans
Contractually Past Due 90 Days or
More as to Interest or Principal
Payments and Still Accruing	935	332	751	332	296
Loans, the Terms of Which Have Been
Renegotiated to Provide a Reduction
or Deferral of Interest or Principal
Because of Deterioration in the
Position of the Borrower	37	176	22	32	220
Loans Now Current About Which There
Serious Doubts as to the Ability of the
Borrower to Comply with Present Loan
Repayment Terms	—	—	—	—	—

During the year ended December 31, 2002, approximately $2,338,000 of loans was charged off and approximately $271,000 was recovered on charged-off loans. All loans classified by regulatory authorities as loss during regular examinations in 2002 have been charged off. As of December 31, 2002, the allowance for loan losses was adequate to cover all loans classified by regulatory authorities as doubtful or substandard.

Part II (Continued)
Item 7 (Continued)

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

Following is an analysis of the significant off-balance sheet financial instruments as of December 31:

	2002	2001

	($ in thousands)

Commitments to Extend Credit	$51,833	$46,871
Standby Letters of Credit	1,884	1,426

	$53,717	$48,297

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

Part II (Continued)
Item 7 (Continued)

SUMMARY OF LOAN LOSS EXPERIENCE

The allowance for possible loan losses is created by direct charges to operations. Losses on loans are charged against the allowance in the period in which such loans, in management’s opinion, become uncollectible. Recoveries during the period are credited to this allowance. The factors that influence management’s judgment in determining the amount charged to operating expense are past loan experience, composition of the loan portfolio, evaluation of possible future losses, current economic conditions and other relevant factors. The Company’s allowance for loan losses was approximately $7,364,000 as of December 31, 2002, representing 1.29 percent of year-end total loans outstanding, compared with $6,159,000 as of December 31, 2001, which represented 1.35 percent of year-end total loans outstanding. The allowance for loan losses is reviewed continuously based on management’s evaluation of current risk characteristics of the loan portfolio as well as the impact of prevailing and expected economic business conditions. Management considers the allowance for loan losses adequate to cover possible loan losses on the loans outstanding.

The following table presents an analysis of the Company’s loan loss experience for the periods indicated.

($ in thousands)	2002	2001	2000	1999	1998

Allowance for Loan Losses at Beginning of Year	$6,159	$5,661	$4,682	$4,726	$4,575

Charge-Offs
Commercial, Financial and Agricultural	1,317	1,211	1,004	1,288	617
Real Estate	451	26	1	19	111
Consumer	570	439	537	333	681

	2,338	1,676	1,542	1,640	1,409

Recoveries
Commercial, Financial and Agricultural	88	121	69	237	144
Real Estate	42	17	16	9	36
Consumer	141	182	156	184	223

	271	320	241	430	403

Net Charge-Offs	2,067	1,356	1,301	1,210	1,006

Provision for Loans Losses	2,820	1,854	2,280	1,166	1,157

Business Combination	452	—	—	—	—

Allowance for Loan Losses at End of Year	$7,364	$6,159	$5,661	$4,682	$4,726

Ratio of Net Charge-Offs to Average Loans	0.39%	0.32%	0.36%	0.42%	0.41%

Part II (Continued)
Item 7 (Continued)

An allocation of the reserve for loan losses has been made according to the respective amounts deemed necessary to provide for the possibility of incurred losses within the various loan categories. The allocation is based primarily on previous charge-off experience adjusted for risk characteristic changes among each category. Additional reserve amounts are allocated by evaluating the loss potential of individual loans that management has considered impaired. The reserve for loan loss allocation is based on subjective judgment and estimates, and therefore is not necessarily indicative of the specific amounts or loan categories in which charge-offs may ultimately occur. The following table shows a five-year comparison of the allocation of the reserve for loan losses.

ALLOCATION OF RESERVE FOR LOAN LOSSES
(In Thousands)

	December 31

	2002		2001		2000		1999		1998

	Reserve	% *	Reserve	% *	Reserve	% *	Reserve	% *	Reserve	% *

Commercial, Financial and Agricultural	$1,841	25%	$1,725	28%	$1,528	27%	$1,311	28%	$1,276	27%
Real Estate-Construction	295	4	123	2	113	2	47	1	47	1
Real Estate-Farmland	442	6	431	7	453	8	421	9	378	8
Real Estate-Other	2,871	39	2,156	35	2,038	36	1,639	35	1,607	34
Loans to Individuals	1,326	18	1,170	19	1,076	19	983	21	1,040	22
All Other Loans	589	8	554	9	453	8	281	6	378	8

Total Reserve for Loan Losses	$7,364	100%	$6,159	100%	$5,661	100%	$4,682	100%	$4,726	100%

      *    Loan balance in each category expressed as a percentage of total end of period loans.

Part II (Continued)
Item 7 (Continued)

DEPOSITS

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the years 2002, 2001 and 2000.

	2002		2001		2000

($ in thousands)	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate

Noninterest-Bearing Demand Deposits	$45,489		$37,744		$34,650
Interest-Bearing Demand and Savings	144,459	2.17%	92,748	2.89%	80,897	3.11%
Time Deposits	413,835	3.97	348,641	6.02	291,317	6.13

	$603,783	2.72%	$479,133	5.36%	$406,864	5.47%

The following table presents the maturities of the Company’s other time deposits as of December 31, 2002.

($ in thousands)	Other Time Deposits $100,000 or Greater	Other Time Deposits Less Than $100,000	Total

Months to Maturity
3 or Less	$59,453	$78,395	$137,848
Over 3 through 12	84,211	180,394	264,605
Over 12 Months	8,730	33,248	41,978

	$152,394	$292,037	$444,431

Return on Assets and Stockholders’ Equity

The following table presents selected financial ratios for each of the periods indicated.

	Year Ended December 31,

	2002	2001	2000

Return on Assets	0.81%	0.86%	0.95%

Return on Equity	12.01%	11.40%	12.12%

Dividend Payout	21.48%	21.82%	18.70%

Equity to Assets	6.58%	6.75%	7.73%

Part II (Continued)
Item 7A

INTEREST RATE SENSITIVITY

The following table is an analysis of the Company’s interest rate sensitivity position at December 31, 2002. The interest rate sensitivity gap, which is the difference between interest-earning assets and interest-bearing liabilities by repricing period, is based upon maturity or first repricing opportunity, along with a cumulative interest rate sensitivity gap. It is important to note that the table indicates a position at a specific point in time and may not be reflective of positions at other times during the year or in subsequent periods. Major changes in the gap position can be, and are, made promptly as market outlooks change.

	Assets and Liabilities Repricing Within

($ in thousands)	3 Months or Less	4 to 12 Months	1 Year	1 to 5 Years	Over 5 Years	Total

Interest-Earning Assets
Interest-Bearing Deposits	$14,046		$14,046			$14,046
Investment Securities	14,355	$3,509	17,864	$59,746	$12,797	90,407
Funds Sold	47,993		47,993			47,993
Loans, Net of Unearned Income
Fixed Rate	72,201	92,997	165,198	197,944	16,823	379,965
Variable Rate	157,963	28,431	186,394	5,457		191,851
Other Interest-Bearing Assets	9,747	1,023	10,770			10,770

Total Interest-Earning Assets	316,305	125,960	442,265	263,147	29,620	735,032

Interest-Bearing Liabilities
Interest-Bearing Demand and Savings (1)	168,628		168,628			168,628
Other Time Deposits	137,225	265,229	402,454	41,978		444,432
Short-Term Borrowings (2)	5,427	1,000	6,427	8,500	31,500	46,427
Trust Preferred Securities	14,000		14,000			14,000

Total Interest-Bearing Liabilities	325,280	266,229	591,509	50,478	31,500	673,487

Interest-Rate Sensitivity Gap	(8,975)	(140,269)	(149,244)	212,669	(1,880)	61,545

Cumulative Interest-Rate Sensitivity Gap	$(8,975)	$(149,244)	$(149,244)	$63,425	$61,545

Interest Rate Sensitivity Gap as a Percentage of Interest-Earnings Assets	(1.22)%	(19.08)%	(20.30)%	28.93%	(0.26)%

Cumulative Interest Rate Sensitivity Gap as a Percentage of Interest-Earning Assets	(1.22)%	(20.30)%	(20.30)%	8.63%	8.37%

   (1)    Interest-bearing demand and savings accounts for repricing purposes are considered to reprice within 3 months or less.

   (2)    Short-term borrowings for repricing purposes are considered to reprice within 3 months or less.

Part II (Continued)
Item 8

FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The following consolidated financial statements of the Registrant and its subsidiaries are included on exhibit 99(a) of this Annual Report on Form 10-K:

Consolidated Balance Sheets - December 31, 2002 and 2001

Consolidated Statements of Income - Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Comprehensive Income - Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Stockholders’ Equity - Years Ended December 31, 2002, 2001, and 2000

Consolidated Statements of Cash Flows - Years Ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2002 and 2001:

	Three Months Ended

	Dec. 31	Sept. 30	June 30	Mar. 31

	($ in thousands, except per share data)
2002
Interest Income	$11,811	$11,936	$11,960	$10,551
Interest Expense	5,460	5,445	5,705	5,386

Net Interest Income	6,351	6,491	6,255	5,165
Provision for Loan Losses	681	990	863	286
Securities Losses		488	507
Noninterest Income	1,358	1,291	1,143	1,095
Noninterest Expense	5,158	4,972	4,647	3,954

Income Before Income Taxes	1,870	2,308	2,395	2,020
Provision for Income Taxes	580	788	813	660

Net Income	$1,290	$1,520	$1,582	$1,360

Net Income Per Common Share (1)
Basic	$.28	$.33	$.35	$.32
Diluted	.28	.33	.35	.32

Part II (Continued)
Item 8 (Continued)

	Three Months Ended

	Dec. 31	Sept. 30	June 30	Mar. 31

	($ in thousands, except per share data)
2001
Interest Income	$11,277	$11,654	$11,535	$11,418
Interest Expense	6,116	6,534	6,568	6,522

Net Interest Income	5,161	5,120	4,967	4,896
Provision for Loan Losses	742	453	373	286
Securities Gains	323	—	49	15
Noninterest Income	1,180	990	1,013	957
Noninterest Expense	4,130	3,899	3,792	3,686

Income Before Income Taxes	1,792	1,758	1,864	1,896
Provision for Income Taxes	568	598	642	636

Net Income	$1,224	$1,160	$1,222	$1,260

Net Income Per Common Share (1)
Basic	$0.29	$0.26	$0.27	$0.28
Diluted	0.29	0.26	0.27	0.28

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

Part III
Item 10
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference to pages 3 and 4 of the Company’s Definitive Proxy Statement for Annual Meeting of Stockholders to be held on April 22, 2003 filed with the Securities and Exchange Commission on March 6, 2003 (File No. 000-12436).

Item 11
EXECUTIVE COMPENSATION

Incorporated herein by reference to pages 6, 9, 10, 11, 12 and 13 of the Company’s Definitive Proxy Statement for Annual Meeting of Stockholders to be held on April 22, 2003, filed with the Securities and Exchange Commission on March 6, 2003 (File No. 000-12436).

Part III (Continued)
Item 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference to pages 8 and 9 of the Company’s Definitive Proxy Statement for Annual Meeting of Stockholders to be held on April 22, 2003, filed with the Securities and Exchange Commission on March 6, 2003 (File No. 000-12436).

Plan Category	Number of Securities to be Issued Upon Stock Grant, Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) (c)

Equity Compensation Plans Approved By Security Holders

Equity Compensation Plans Not Approved by Security Holders

1999 Restricted Stock Grant Plan			27,100

Total			27,100

In 2000, the board of directors of Colony Bankcorp, Inc. adopted a restricted stock grant plan which awards certain executive officers common shares of the Company. The maximum number of shares which may be subject to restricted stock awards is 44,350. The shares are recorded at fair market value (on the date granted) as a separate component of stockholders’ equity. The cost of these shares is being amortized against earnings using the straight line method over 3 years (the restricted period).

Item 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to page 11 of the Company’s Definitive Proxy Statement for Annual Meeting of Stockholders to be held on April 22, 2003, filed with the Securities and Exchange Commission on March 6, 2003 (File No. 000-12436).

Item 14
CONTROLS AND PROCEDURES

After evaluating the Company’s disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Act”) is recorded, processed, summarized and reported within the time period specified by the Act, the Chief Executive Officer, James D. Minix, and Chief Financial Officer, Terry L. Hester, have concluded that the Company’s controls are effective in accumulating and communicating the information to the Company’s management as appropriate to allow timely decisions regarding disclosures. This evaluation was conducted on March 7, 2003, within 90 days of the filing date of this report. In addition, there have been no significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of Mr. Minix’s and Mr. Hester’s evaluations, and there have been no corrective actions with regard to significant deficiencies or material weaknesses.

Part IV
Item 15
EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibits included herein:

Exhibit No.

3(a)	Articles of Incorporation

-filed as Exhibit 3(a) to the Registrant’s Registration Statement on Form 10 (File No. 0-18486), filed with the Commission on April 25, 1990 and incorporated herein by reference

3(b)	Bylaws, as amended

-filed as Exhibit 3(b) to the Registrant’s Registration Statement on Form 10 (File No. 0-18486), filed with the Commission on April 25, 1990 and incorporated herein by reference

4	Instruments Defining the Rights of Security Holders

-incorporated herein by reference to page 1 of the Company’s Definitive Proxy Statement for Annual Meeting of Stockholders to be held on April 22, 2003, filed with the Securities and Exchange Commission on March 6, 2003 (File No. 000-12436)

10	Material Contracts

10(a)	Deferred Compensation Plan and Sample Director Agreement

-filed as Exhibit 10(a) to the Registrant’s Registration Statement on Form 10 (File No. 0-18486), filed with the Commission on April 25, 1990 and incorporated herein by reference

10(b)	Profit-Sharing Plan dated January 1, 1979

-filed as Exhibit 10(b) to the Registrant’s Registration Statement on Form 10 (File No. 0-18486), filed with the Commission on April 25, 1990 and incorporated herein by reference

10(c)	1999 Restricted Stock Grant Plan and Restricted Stock Grant Agreement

-filed as Exhibit 10(c) the Registrant’s Annual Report on Form 10-K (File 000-12436), filed with the Commission on March 30, 2001 and incorporated herein by reference

11	Statement Re Computation of Per Share Earnings

Part IV (Continued)
Item 15
EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibits included herein:

Exhibit No.

21	Subsidiaries of the Company

99	Additional Exhibits

99.1	Certificate of CEO and CFO Pursuant to Rule 13a-14 Under the Securities Exchange Act of 1934, as Amended

99.2	Certificate of CEO and CFO Pursuant to 18 U.S.C. Section 1350

99(a)	Consolidated Financial Statements

-Independent Auditor’s Report
-Consolidated Balance Sheets - December 31, 2002 and 2001
-Consolidated Statements of Income - Years Ended December 31, 2002, 2001 and 2000
-Consolidated Statements of Comprehensive Income - Years Ended December 31, 2002, 2001 and 2000
-Consolidated Statements of Stockholders’ Equity - Years Ended December 31, 2002, 2001 and 2000
-Consolidated Statements of Cash Flows - Years Ended December 31, 2002, 2001 and 2000
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

COLONY BANKCORP, INC.
/s/ James D. Minix

James D. Minix President/Director/Chief Executive Officer

March 18, 2003

Date

/s/ Terry L. Hester

Terry L. Hester Executive Vice-President/Controller/Chief Financial Officer/Director

March 18, 2003

Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Terry Coleman	March 18, 2003

Terry Coleman, Director	Date

/s/ L. Morris Downing	March 18, 2003

L. Morris Downing, Director	Date

/s/ Edward J. Harrell	March 18, 2003

Edward J. Harrell, Director	Date

/s/ Harold E. Kimball	March 18, 2003

Harold E. Kimball, Director	Date

/s/ Walter P. Patten	March 18, 2003

Walter P. Patten, Director	Date

/s/ W. B. Roberts, Jr.	March 18, 2003

W. B. Roberts, Jr., Director	Date

/s/ R. Sidney Ross	March 18, 2003

R. Sidney Ross, Director	Date

/s/ B. Gene Waldron	March 18, 2003

B. Gene Waldron, Director	Date