Form 10-Q
period 2003-03-31
COLONY BANKCORP INC
filed 2003-05-12
CIK 711669

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 2003	COMMISSION FILE NUMBER 0-12436

COLONY BANKCORP, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

GEORGIA	58-1492391

(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

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

YES ☒	NO ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE ACT)

YES ☐	NO ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE CLOSE OF THE PERIOD COVERED BY THIS REPORT.

CLASS	OUTSTANDING AT MARCH 31, 2003

COMMON STOCK, $1 PAR VALUE	4,583,382

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE FOLLOWING FINANCIAL STATEMENTS ARE PROVIDED FOR COLONY BANKCORP, INC. AND SUBSIDIARIES: COLONY BANK OF FITZGERALD, COLONY BANK ASHBURN, COLONY BANK WILCOX, COLONY BANK OF DODGE COUNTY, COLONY BANK WORTH, COLONY BANK SOUTHEAST, COLONY MANAGEMENT SERVICES, INC.,  COLONY BANK QUITMAN, FSB, COLONY BANKCORP STATUTORY TRUST I AND COLONY BANKCORP STATUTORY TRUST II.

A.	CONSOLIDATED BALANCE SHEETS – MARCH 31, 2003 AND DECEMBER 31, 2002.

B.	CONSOLIDATED STATEMENTS OF INCOME – FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002.

C.	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002.

D.	CONSOLIDATED STATEMENTS OF CASH FLOWS – FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002.

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2003 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

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

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2003 AND DECEMBER 31, 2002
(DOLLARS IN THOUSANDS)

	March 31, 2003	Dec 31, 2002

	(Unaudited )
ASSETS
Cash and Balances Due from Depository Institutions	$35,839	$35,883
Federal Funds Sold	39,283	47,993
Investment Securities
Available for Sale, at Fair Value	88,800	90,289
Held to Maturity, at Cost (Fair Value of $98 and $118, Respectively)	98	118

	88,898	90,407

Federal Home Loan Bank Stock, at Cost	3,054	2,837
Loans Held for Sale	5,855	6,910
Loans	602,767	571,817
Allowance for Loan Losses	(7,820)	(7,364)
Unearned Interest and Fees	(50)	(1)

	594,897	564,452

Premises and Equipment	17,539	17,329
Other Real Estate	1,517	1,357
Goodwill	448	448
Intangible Assets	360	399
Other Assets	13,719	13,086

Total Assets	$801,409	$781,101

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-Bearing	$55,243	$51,534
Interest-Bearing	620,428	613,060

	675,671	664,594
Borrowed Money
Federal Funds Purchased	0	0
Borrowed Money	54,351	46,427

	54,351	46,427

Other Liabilities	4,903	4,652
Guaranteed Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trusts	14,000	14,000

Stockholders’ Equity
Common Stock, Par Value $1, Authorized 20,000,000 Shares, Issued 4,583,382 and 4,573,232 Shares as of March 31, 2003 and December 31, 2002, Respectively	4,583	4,573
Paid-In Capital	23,511	23,358
Retained Earnings	24,043	22,742
Restricted Stock - Unearned Compensation	(215)	(78)
Accumulated Other Comprehensive Income, Net of Tax	562	833

	52,484	51,428

Total Liabilities and Stockholders’ Equity	$801,409	$781,101

The accompanying notes are an integral part of these statements.

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended

	3/31/2003	3/31/2002

Interest Income
Loans, including fees	$10,621	$9,208
Federal Funds Sold	123	119
Deposits with Other Banks	34	38
Investment Securities
U.S. Treasury & Federal Agencies	575	771
State, County and Municipal	83	74
Other Investments	117	305
Dividends on Other Investments	36	36
Other Interest Income	9	0

	11,598	10,551

Interest Expense
Deposits	4,279	4,781
Federal Funds Purchased	0	0
Borrowed Money	510	597
Trust Preferred Securities	171	8

	4,960	5,386

Net Interest Income	6,638	5,165
Provision for Loan Losses	649	286

Net Interest Income After Provisions for loan losses	5,989	4,879

Noninterest Income
Service Changes on Deposits	856	745
Other Service Changes, Commissions & Fees	277	237
Security Gains, net	0	0
Other Income	243	113

	1,376	1,095

Noninterest Expense
Salaries and Employee Benefits	2,745	2,215
Occupancy and Equipment	762	698
Other Operating Expenses	1,377	1,041

	4,884	3,954

Income Before Income Taxes	2,481	2,020
Income Taxes	836	660

Net Income	$1,645	$1,360
Net Income Per Share of Common Stock
Basic	$0.36	$0.32

Diluted	$0.36	$0.32

Weighted Average Shares Outstanding	4,583,382	4,210,442

The accompanying notes are an integral part of these statements.

COLONY BANKCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended

	03/31/03	03/31/02

Net Income	$1,645	$1,360
Other Comprehensive Income, Net of Tax
Gains (Losses) on Securities Arising During Year	(271)	(273)
Reclassification Adjustment	0	0

Unrealized Gains (Losses) on Securities	(271)	(273)

Comprehensive Income	$1,374	$1,087

The accompanying notes are an integral part of these statements.

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	2003	2002

CASH FLOW FROM OPERATING ACTIVITIES
Net Income	$1,645	$1,360
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on sale of investment securities	0	0
Depreciation	385	334
Provision for loan losses	649	286
Amortization of excess costs	39	0
Other prepaids, deferrals and accruals, net	(239)	473

Total Adjustments	834	1,093

Net cash provided by operating activities	2,479	2,453

CASH FLOW FROM INVESTING ACTIVITIES
Cash used in business acquistion, net	0	(1,021)
Purchase of other assets (FHLB stock)	(217)	(100)
Purchases of securities available for sale	(20,056)	(23,306)
Proceeds from sales of securities available for sale	0	0
Proceeds from maturities, calls, and paydowns of investment securities:
Available for Sale	20,801	7,176
Held to Maturity	21	17
Decrease (Increase) in interest-bearing deposits in banks	(3,878)	761
(Increase) in loans	(29,846)	(10,845)
Purchase of premises and equipment	(594)	(755)
Investment in other	0	0

Net cash provided by investing activities	(33,769)	(28,073)

CASH FLOW FROM FINANCING ACTIVITIES
Net increase in deposits	11,077	15,344
Federal funds purchased	0	(251)
Dividends paid	(343)	(254)
Net (decrease) increase in other borrowed money	7,924	3,649
Purchase of Treasury Stock, at cost	0	(537)

Net cash provided by financing activities	18,658	17,951

Net increase (decrease) in cash and cash equivalents	(12,632)	(7,669)
Cash and cash equivalents at beginning of period	69,831	50,317

Cash and cash equivalents at end of period	$57,199	$42,648

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

Basis of presentation
Colony Bankcorp, Inc. is a multi-bank holding company located in Fitzgerald, Georgia.  The consolidated financial statements include the accounts of Colony Bankcorp, Inc. and its wholly-owned subsidiaries, Colony Bank of Fitzgerald, Fitzgerald, Georgia; Colony Bank Ashburn, Ashburn, Georgia; Colony Bank Worth, Sylvester, Georgia; Colony Bank of Dodge County, Eastman, Georgia; Colony Bank  Wilcox, Rochelle, Georgia; Colony Bank Southeast, Broxton, Georgia; Colony Bank Quitman, FSB, Quitman, Georgia (the Banks); Colony Management Services, Inc., Fitzgerald, Georgia; and Colony Bankcorp Statutory Trusts I and II.  All significant intercompany accounts have been eliminated in consolidation.  The accounting and reporting policies of Colony Bankcorp, Inc. conform to generally accepted accounting principles and practices utilized in the commercial banking industry.

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

In certain instances, amounts reported in prior years’ consolidated financial statements have been reclassified to conform to statement presentations selected for 2003.  Such reclassifications had no effect on previously reported stockholders’ equity or net income.

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

Loans Held for Sale
Loans held for sale consist primarily of mortgage loans in the process of being sold to a third party investor and are carried at the lower of cost or fair value.  Gains or losses realized on the sale of loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the carrying value of the loans sold.  Gains and losses on sales of loans are included in noninterest income.

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

(1)  Summary of Significant Accounting Policies (Continued)

Statement of Cash Flows
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

Comprehensive Income
Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale, represent equity changes from economic events of the period other than transactions with owners and are not reported in the consolidated statement of income but as a separate component of the equity section of the consolidated balance sheets.  Such items are considered components of other comprehensive income.  Statement of Financial Accounting Standards No. 130 requires the presentation in the financial statements of net income and all items of other comprehensive income as total comprehensive income.

Changes in Accounting Principles and Effects of New Accounting Pronouncements
In June 2001, the FASB issued SFAS No. 141, Business Combinations, which supersedes Accounting Principles Board (“APB”) Opinion No. 16, Business Combinations and SFAS No. 38, Accounting for Reacquisition Contingencies of Purchased Enterprises.  The provisions of the Statement apply to all business combinations initiated after June 30, 2001.  SFAS No. 141 requires that all business combinations be accounted for by the purchase method of accounting.  This method requires the accounts of an acquired business to be included with the acquirer’s accounts as of the date of acquisition with any excess of purchase price over the fair value of the net assets acquired to be capitalized as goodwill or other tangibles.  The Statement requires that the assets of an acquired company be recognized as assets apart from goodwill if they meet specific criteria presented in the Statement.  The Statement ends the use of the pooling-of-interests method of accounting for business combinations, which required the restatement of all prior period information for the accounts of the acquired institution.  As a result of the adoption of this statement, Colony will account for all mergers and acquisitions initiated after June 30, 2001, using the purchase method.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which supercedes APB Opinion No. 17, Intangible Assets.  SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  The Statement eliminates the requirement to amortize goodwill and other intangible assets that have indefinite useful lives, instead requiring that the assets be tested annually for impairment based on the specific guidance in the Statement.  Colony adopted the provisions of the Statement effective January 1, 2002, as required, and applied the provisions of the Statement to all goodwill and other intangible assets recognized in the financial statements.  SFAS No. 142 requires a transitional impairment test of all goodwill and other indefinite-lived intangible assets in conjunction with its initial application.  The Statement required this test to be performed with any resulting impairment loss to be reported as a change in accounting principle.  No impairment was recorded based on the results of these tests.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The Statement is effective beginning January 1, 2003.  Management does not expect the implementation of the Statement to have a material impact on Colony’s financial position or results of operations.

(1)  Summary of Significant Accounting Policies (Continued)

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.  The Statement establishes a single accounting model for long-lived assets to be disposed of by sale, and resolves significant implementation issues related to SFAS No. 121.  The provisions of the Statement were adopted by Colony on January 1, 2002.  The implementation did not have a material impact on Colony’s financial position or results of operations.

In May 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002.  This Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of the Statement, SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements.   This Statement also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  Colony will adopt the provisions of this Statement effective January 1, 2003.  Management does not anticipate that the implementation of this Statement will have a material impact on Colony’s financial position or results of operations.

In August 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, SFAS No. 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred.  This Statement nullifies the guidance of the Emerging Issues Task Force (“EITF”) in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan.  In SFAS No. 146, the Board acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability.  SFAS No. 146 also establishes that fair value is the objective for the initial measurement of the liability.  SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.  Colony will adopt the provisions of this Statement effective January 1, 2003.  Management does not anticipate that the implementation of this Statement will have a materially adverse impact on Colony’s financial position or results of operations.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. This Statement amends FASB No. 123, Accounting for Stock-Based Compensation. The purpose of this Statement is to provide alternative methods of transition for companies that voluntarily change to the fair value-based method of accounting for stock-based employees compensation. The disclosure requirements of FASB 123 are also amended to include disclosure in quarterly financial statements of compensation expense calculated in accordance with FASB No. 123. The implementation of this statement did not have an impact on the Company’s financial position or results of operations.

Restricted Stock – Unearned Compensation
In 1999, the board of directors of Colony Bankcorp, Inc. adopted a restricted stock grant plan which awards certain executive officers common shares of the Company.  The maximum number of shares which may be subject to restricted stock awards is 44,350.  During 2000, 2001, 2002 and 2003, 5,250, 5,250, 7,500 and 10,150 shares were issued under this plan, respectively.   Of the shares issued, 500 were forfeited due to non-vesting.  The shares are recorded at fair market value (on the date granted) as a separate component of stockholder’s equity.  The cost of these shares is being amortized against earnings using the straight-line method over 3 years (the restriction period).

(2)  Cash and Balances Due from Depository Institutions

Components of cash and balances due from depository institutions at March 31, 2003 and December 31, 2002 are as follows:

	March 31, 2003	December 31, 2002

Cash on Hand and Cash Items	$6,377	$7,745
Noninterest-Bearing Deposits with Other Banks	11,539	14,093
Interest-Bearing Deposits with Other Banks	17,923	14,045

	$35,839	$35,883

(3)  Investment Securities

Investment securities as of March 31, 2003 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities Available for Sale
U.S. Government Agencies
Mortgage-Backed	$56,733	$398	$(311)	$56,820
Other	14,333	351	(3)	14,681
State, County & Municipal	7,976	287	(11)	8,252
Corporate Obligations	7,689	397	0	8,086
Marketable Equity Securities	1,130	0	(169)	961

	$87,861	$1,433	$(494)	$88,800

Securities Held to Maturity:
State, County and Municipal	$98	$0	$0	$98

The amortized cost and fair value of investment securities as of March 31, 2003, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities

	Available for Sale		Held to Maturity

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in One Year or Less	$3,830	$3,893	$0	$0
Due After One Year Through Five Years	19,810	20,583	0	0
Due After Five Years Through Ten Years	5,846	6,000	0	0
Due After Ten Years	512	543	98	98

	29,998	31,019	98	98
Marketable Equity Securities	1,130	961	0	0
Mortgage-Backed Securities	56,733	56,820	0	0

	$87,861	$88,800	$98	$98

Investment securities as of December 31, 2002 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities Available for Sale:
U.S. Government Agencies
Mortgage-Backed Securities	$51,684	$521	$(88)	$52,117
Other	20,429	491	(63)	20,857
State, County & Municipal	7,991	268	(19)	8,240
Marketable Equity Securities	1,130	0	(159)	971
Corporate Obligations	7,711	393	0	8,104

	$88,945	$1,673	$(329)	$90,289

Securities Held to Maturity:
State, County and Municipal	$118	$0	$0	$118

(3)  Investment Securities (Continued)

There were no proceeds from sales of investments available for sale during first quarter 2003 or first quarter 2002.

Investment securities having a carry value approximating $49,939 and $48,488 as of March 31, 2003 and December 31, 2002, respectively, were pledged to secure public deposits and for other purposes.

(4)  Loans

The composition of loans as of March 31, 2003 and December 31, 2002 was as follows:

	March 31, 2003	December 31, 2002

Commercial, Financial and Agricultural	$42,949	$46,598
Real Estate – Construction	9,047	21,341
Real Estate – Farmland	28,709	29,503
Real Estate – Other	427,723	392,332
Installment Loans to Individuals	78,380	73,462
All Other Loans	15,959	8,581

	$602,767	$571,817

Nonaccrual loans are loans for which principal and interest are doubtful of collection in accordance with original loan terms and for which accruals of interest have been discontinued due to payment delinquency.  Nonaccrual loans totaled $7,950 and $6,890 as of March 31, 2003 and December 31, 2002, respectively.  On March 31, 2003, the Company had 90 day past due loans with principal balances of $1,050 compared to 90 day past due loans with principal balances of $935 on December 31, 2002.

(5)  Allowance for Loan Losses

Transactions in the allowance for loan losses are summarized below for three months ended March 31, 2003 and March 31, 2002 as follows:

	March 31, 2003	March 31, 2002

Balance, Beginning	$7,364	$6,159
Provision Charged to Operating Expenses	649	286
Loans Charged Off	(227)	(468)
Loan Recoveries	34	52
Business combination, Quitman Federal	0	452

Balance, Ending	$7,820	$6,481

(6)  Premises and Equipment

Premises and equipment are comprised of the following as of March 31, 2003 and December 31, 2002:

	March 31, 2003	December 31, 2002

Land	$2,837	$2,802
Building	13,681	13,681
Furniture, Fixtures and Equipment	11,160	10,565
Leasehold Improvements	461	629
Construction in Progress	177	78

	28,316	27,755

Accumulated Depreciation	(10,777)	(10,426)

	$17,539	$17,329

Depreciation charged to operations totaled $385 and $334 for March 31, 2003 and March 31, 2002 respectively.

(6)  Premises and Equipment (Continued)

Certain Company facilities and equipment are leased under various operating leases.  Rental expense approximated $31 and $30 for three months ended March 31, 2003 and 2002.

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

(8)  Deposits

Components of interest-bearing deposits as of March 31, 2003 and December 31, 2002 are as follows:

	March 31, 2003	December 31, 2002

Interest-Bearing Demand	$144,129	$138,526
Savings	33,148	30,103
Time, $100,000 and Over	149,718	152,394
Other Time	293,433	292,037

	$620,428	$613,060

The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of one hundred thousand, was approximately $139,224 and $142,828 as of  March 31, 2003 and December 31, 2002, respectively.

As of March 31, 2003 and December 31, 2002, the scheduled maturities of certificates of deposits are as follows:

Maturity	March 31, 2003	December 31, 2002

One Year and Under	$392,027	$402,326
One to Three Years	45,094	36,875
Three Years and Over	6,030	5,230

	$443,151	$444,431

(9)  Borrowed Money

Borrowed money at March 31, 2003 and December 31, 2002 is summarized as follows:

	March 31, 2003	December 31, 2002

Federal Home Loan Bank Advances	$53,500	$45,500
The Banker’s Bank Note Payable	851	927

	$54,351	$46,427

Advances from the Federal Home Loan Bank (FHLB) have maturities ranging from 2003 to 2012 and interest rates ranging from 1.41 percent to 5.93 percent.  Under the Blanket Agreement for Advances and Security Agreement  with the FHLB, residential first mortgage loans and cash balances held by the FHLB are pledged as collateral for the FHLB advances outstanding.  At March 31, 2003, the Company had available line of credit commitments totaling $67,576, of which $14,076 was available.

The Banker’s Bank note payable was renewed on January 23, 2002 into a credit line up to $1,110 at a rate of the Wall Street Prime minus one half percent.  Payments are due monthly in the amount of $21 with final maturity of January 7, 2007.  The debt is secured by all non-rolling fixed assets of Colony Management Services, Inc. and the guaranty of Colony Bankcorp, Inc.  At March 31, 2003, no draws are available on the line of credit.

(9)  Borrowed Money (Continued)

The aggregate stated maturities of borrowed money at March 31, 2003 are as follows:

Year	Amount

2003	$1,184
2004	9,246
2005	246
2006	3,175
2007 and Thereafter	40,500

$54,351

(10)  Issuance of Trust Preferred Securities

During the first quarter of 2002, the Company formed a subsidiary whose sole purpose was to issue $9,000 in Trust Preferred Securities through a pool sponsored by FTN Financial Capital Market.  The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions.  At March 31, 2003, the floating-rate  securities had a 4.89 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 3.60 percent.

During the fourth quarter of 2002, the Company formed a second subsidiary whose sole purpose was to issue $5,000 in Trust Preferred Securities through a pool sponsored by FTN Financial Capital Market.  The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions.  At March 31, 2003, the floating-rate securities had a 4.54 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 3.25 percent.

The Trust Preferred Securities are recorded as a liability on the balance sheet, but subject to certain limitations qualify as Tier 1 Capital for regulatory capital purposes.  The proceeds from the offering were used to fund the cash portion of the Quitman acquisition, payoff holding company debt, and inject capital into bank subsidiaries.

(11)  Profit Sharing Plan

The Company has a profit sharing plan that covers substantially all employees who meet certain age and service requirements.  It is the Company’s policy to make contributions to the plan as approved annually by the board of directors.  The total provision for contributions to the plan was $431 for 2002, $384 for 2001 and $369 for 2000.

(12)  Commitments and Contingencies

In the normal course of business, certain commitments and contingencies are incurred which are not reflected in the consolidated financial statements.  Commitments under standby letters of credit to U.S. addresses approximate $1,159 as of  March 31, 2003 and $1,884 as of December 31, 2002.  Unfulfilled loan commitments as of March 31, 2003 and December 31, 2002 approximated $64,328 and $51,833 respectively.  No losses are anticipated as a result of commitments and contingencies.

(13)  Deferred Compensation Plan

Two of the Bank subsidiaries have deferred compensation plans covering directors choosing to participate through individual deferred compensation contracts.  In accordance with terms of the contracts, the Banks are committed to pay the directors deferred compensation over a specified number of years, beginning at age 65.  In the event of a director’s death before age 65, payments are made to the director’s named beneficiary over a specified number of years, beginning on the first day of the month following the death of the director.

Liabilities accrued under the plans totaled $908 and $838 as of March 31, 2003 and December 31, 2002, respectively.  Benefit payments under the contracts were $15 and $15 for three month period ended March 31, 2003 and March 31, 2002, respectively.  Provisions charged to operations totaled $36 and $26 for three month period ended March 31, 2003 and March 31, 2002.

(14)  Regulatory Capital Matters

The amount of dividends payable to the parent company from the subsidiary banks is limited by various banking regulatory agencies.  The amount of cash dividends available from subsidiaries for payment in 2003 without prior approval from the banking regulatory agencies approximates $3,440.  Upon approval by regulatory authorities, the banks may pay cash dividends to the parent company in excess of regulatory limitations.

(14)  Regulatory Capital Matters (Continued)

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  The amounts and ratios as defined in regulations are presented hereafter.  Management believes, as of March 31, 2003, the Company meets all capital adequacy requirements to which it is subject and is classified as well capitalized under the regulatory framework for prompt corrective action.  In the opinion of management, there are no conditions or events since prior notification of capital adequacy from the regulators that have changed the institution’s category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2003
Total Capital to Risk-Weighted Assets	$72,381	12.27%	$47,190	8.00%	$58,988	10.00%
Tier 1 Capital to Risk-Weighted Assets	65,002	11.02%	23,595	4.00%	35,393	6.00%
Tier 1 Capital to Average Assets	65,002	8.34%	31,176	4.00%	38,970	5.00%
As of December 31, 2002
Total Capital to Risk-Weighted Assets	$70,675	12.56%	$45,016	8.00%	$56,270	10.00%
Tier 1 Capital to Risk-Weighted Assets	63,642	11.31%	22,508	4.00%	33,762	6.00%
Tier 1 Capital to Average Assets	63,642	8.31%	30,633	4.00%	38,291	5.00%

(15)  Financial Information of Colony Bankcorp, Inc. (Parent Only)

The parent company’s balance sheets as of March 31, 2003 and December 31, 2002 and the related statements of income and comprehensive income and cash flows are as follows:

COLONY BANKCORP, INC. (PARENT ONLY)
BALANCE SHEETS
FOR PERIOD ENDED MARCH 31, 2003 AND DECEMBER 31, 2002

	March 31, 2003	Dec 31, 2002

	(Unaudited)
ASSETS
Cash	$305	$745
Investments in Subsidiaries at Equity	65,197	63,984
Other	1,690	1,612

Totals Assets	$67,192	$66,341

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Dividends Payable	$344	$343
Other	(70)	136

	274	479

Subordinated Debt	14,434	14,434

Stockholders’ Equity
Common Stock, Par Value $1 a Share; Authorized 20,000,000 Shares, Issued 4,583,382 and 4,573,232 Shares as of March 31, 2003 and December 31, 2002
Respectively	4,583	4,573
Paid-In Capital	23,511	23,358
Retained Earnings	24,043	22,742
Restricted Stock - Unearned Compensation	(215)	(78)
Accumulated Other Comprehensive Income, Net of Tax	562	833

Total Stockholders’ Equity	52,484	51,428

Total Liabilities and Stockholders’ Equity	$67,192	$66,341

(15)  Financial Information of Colony Bankcorp, Inc. (Parent Only) (continued)

COLONY BANKCORP, INC. (PARENT ONLY)
STATEMENT OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002
(UNAUDITED)

	March 31, 2003	March 31, 2002

Income
Dividends from Subsidiaries	$605	$1,000
Other	18	17
Securities gains	0	0

	623	1,017

Expenses
Interest	176	65
Other	316	237

	492	302

Income Before Taxes and Equity in Undistributed Earnings of Subsidiaries	131	715
Income Tax (Benefits)	(156)	(91)

Income Before Taxes and Equity in Undistributed Earnings of Subsidiaries	287	806
Equity in Undistributed Earnings of Subsidiaries	1,358	554

Net Income	1,645	1,360

Other Comprehensive Income, Net of Tax
Gains (losses) on Securities Arising During Year	(271)	(273)
Reclassification Adjustment	0	0

Unrealized Gains (Losses) in Securities	(271)	(273)

Comprehensive Income	$1,374	$1,087

(15)  Financial Information of Colony Bankcorp, Inc. (Parent Only) (continued)

COLONY BANKCORP, INC. (PARENT ONLY)
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002
(UNAUDITED)

	March 31, 2003	March 31, 2002

Cash Flows from Operating Activities
Net Income	$1,645	$1,360
Adjustments to Reconcile Net Income to Net Cash
Provided from Operating Activities
Depreciation and Amortization	19	17
Equity in Undistributed Earnings of Subsidiary	(1,358)	(554)
Other	(217)	(544)

	89	279

Cash Flows from Investing Activities
Sales and maturities of securities	0	0
Cash used in business acquistion, net	0	(2,502)
Capital Infusion in Subsidiary	(125)	(650)
Purchase of Premises and Equipment	(61)	(6)
Investment in Statutory Trust	0	(279)

	(186)	(3,437)

Cash Flows from Financing Activities
Dividends Paid	(343)	(254)
Purchase of Treasury Stock	0	(537)
Principal Payments on Notes and Debentures	0	(5,896)
Proceeds from Notes and Debentures	0	10,415

	(343)	3,728

Increase (Decrease) in Cash and Cash Equivalents	(440)	570
Cash and Cash Equivalents, Beginning	745	63

Cash and Cash Equivalents, Ending	$305	$633

(16)  Legal Contingencies

In the ordinary course of business, there are various legal proceedings pending against Colony and its subsidiaries.  The aggregate liabilities, if any, arising from such proceedings would not, in the opinion of management, have a material adverse effect on Colony’s consolidated financial position.

(17)  Stock Grant Plan

On February 16, 1999, a restricted stock grant plan was approved by the Board.  The plan was adopted for the purpose of establishing incentives designed to recognize, reward and retain executive employees whose performance, contribution and skills are critical to the Company.  The plan period commences February 16, 1999 and ends February 15, 2009 with the maximum number of shares subject to restricted stock awards being 22,175 shares (44,350 shares after the two-for-one stock split effective March 31, 1999).  During 2000 – 2003,  the Company has issued an aggregate total of 28,150 shares pursuant to the stock grant plan, of which, 500 shares have been forfeited, which leaves 16,700 available shares that can be issued over the remaining life of the plan.

(18)  Proforma Financial Statement – Business Combination

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

The proforma information below discloses results of operations for the current period and the corresponding period in the preceeding year as though the companies had combined at the beginning of the period being reported on:

	Three Months Ended

	March 31, 2003	March 31, 2002

Interest Income	$11,598	$11,836
Interest Expense	4,960	6,072
Net Income	1,645	1,260
Earnings Per Share	$0.36	$0.28
Weighted Avg Shares Outstanding	4,583,382	4,577,535

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity represents the ability to provide adequate sources of funds for funding loan commitments and investment activities, as well as the ability to provide sufficient funds to cover deposit withdrawals, payment of debt and financing of operations.  Converting assets to cash for these funds is primarily with proceeds from collections on loans and maturities of investment securities or by attracting and obtaining new deposits.  During the three months ended March 31, 2003, the Company was successful in meeting its liquidity needs by increasing deposits 1.67 percent to $675,671,000 from deposits of $664,594,000 on December 31, 2002.  Also, the Company met its liquidity needs by increasing other borrowed money and trust-preferred securities 13.11 percent to $68,351,000 from $60,427,000 on December 31, 2002.  Should the need arise; the Company also maintains relationships with the Federal Home Loan Bank and several correspondent banks that can provide funds on short notice.

Liquidity is monitored on a regular basis by management.  The Company’s liquidity position remained satisfactory for the three months ended March 31, 2003.  Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, funds due and securities) represented 24.42 percent of average deposits for the three months ended March 31, 2003 as compared to 26.14 percent of average deposits for the same period in 2002 and 24.25 percent for calendar year 2002.  Average loans represented 88.79 percent of average deposits for the three months ended March 31, 2003 as compared to 87.12 percent of average deposits for the same period in 2002 and 88.64 percent for calendar year 2002.  Average interest-bearing deposits were 83.21 percent of average earning assets for three months ended March 31, 2003 as compared to 82.55 percent of average earning assets for the same period in 2002 and 83.36 percent for calendar year 2002.

The Company satisfies most of its capital requirements through retained earnings.  During the first three months of 2003, retained earnings provided $1,301,000 of increase in equity.  Additionally, equity had a decrease of $271,000 resulting from the change during the quarter in unrealized gains on securities available for sale, net of taxes and an increase of $26,000 resulting from the stock grant plan. Thus, total equity increased by a net amount of $1,056,000.  During the first three months of 2002, retained earnings provided $1,086,000 of increase in equity.  Additionally, equity had a decrease of $273,000 resulting from the change during the year in unrealized gains on securities available for sale, net of taxes, an increase of $18,000 resulting from the stock grant plan, a decrease of $537,000 resulting from treasury shares acquired through the company’s stock repurchase plan and an increase of $4,944,000 as a result of the acquisition of Quitman Federal Savings Bank.  Thus, total equity increased by a net amount of $5,238,000 for the three months period ended March 31, 2002.  Total equity increased by a net amount of $9,457,000 for calendar year 2002.

As of March 31, 2003, the Company’s capital totaled approximately $52,484,000 and there was not any outstanding commitment for any material capital expenditures.   The company has purchased land for a third location in Dougherty/Lee County, however no contracts have been signed for construction of the facility at this time.  It is anticipated that the project will approximate $1,200,000 with anticipated opening during the fourth quarter of 2003.   The company has purchased land for a location in Thomasville, Georgia; however, it is not anticipated for any construction until 2004.

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

Using the capital requirements presently in effect, the Tier 1 ratio as of March 31, 2003 was 11.02 percent and total Tier 1 and 2 risk-based capital was 12.27 percent.  Both of these measures compare favorably with the regulatory minimum of 4 percent for Tier 1 and 8 percent for total risk-based capital.  The Company’s Tier 1 leverage ratio was 8.34 percent as of March 31, 2003 which exceeds the required ratio standard of 4 percent.

For the three months ended March 31, 2003, average capital was $52,075,000 representing 6.67 percent of average assets for the year.  This compares to 6.75 percent of average assets for the same period in 2002 and to 6.77 percent for calendar year 2002.

For the first quarter of 2003, the Company paid annual dividends of $0.075 per share compared to $0.06 per share in the first quarter of 2002.  The dividend payout ratio, defined as dividends per share divided by net income per share, was 20.83% for three months ended March 31, 2003 as compared to 18.75 percent for the same period in 2002.  The dividend payout for calendar year 2002 was 21.48 percent.

As of March 31, 2003, management was not aware of any recommendations by regulatory authorities which if they were to be implemented, would have a material effect on the Company’s liquidity, capital resources or results of operations.  However, it is possible that examinations by regulatory authorities in the future could precipitate additional loss charge-offs that could materially impact the Company’s liquidity, capital resources and results of operations.

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

Net Income

Net income for the three months ended March 31, 2003 was $1,645,000 as compared to $1,360,000 for the three months ended March 31, 2002, or an increase of 20.96 percent.  Of this increase $251,000 or 88.07 percent is attributable to Quitman Federal acquisition since their income was not included in first quarter 2002 due to their acquisition being consummated on March 29, 2002.  The increase is the result of an increase in net interest income of $1,473,000 and an increase in other noninterest income of $281,000.  These increases were offset by an increase in noninterest expense of $930,000, an increase in income tax expense of $176,000 and an increase in provision for loan losses of $363,000.    On a fully diluted share basis, net income increased to $0.36 per share for the three months ended March 31, 2003 from $0.32 per the same period in 2002, or an increase of 12.50 percent.

Net Interest Margin

A primary focus of our 2003 business plan is net interest margin improvement, which improved to 3.63 percent for first quarter 2003 compared to 3.54 percent for first quarter 2002, or an increase of 2.54 percent.  In 2001 and 2002, net interest margin compression was primarily attributable to U. S. Federal Reserve lowering interest rates an unprecedented 475 basis points during 2001 and another 50 basis points during 2002.  Net interest income increased 28.52 percent to $6,638,000 in first quarter 2003 from $5,165,000 in first quarter 2002 on an increase in average earning assets to $738,874,000 in first quarter 2003 from $590,719,000 in first quarter 2002.  Average loans increased by $125,514,000 or 27.04 percent, average funds sold increased by $13,026,000 or 44.95 percent, average investment securities increased by $5,371,000 or 6.24 percent, average interest-bearing deposits in other banks increased by $2,668,000 or 29.43 percent and average interest-bearing other assets increased $1,576,000 or 68.61 percent resulting in a net increase in average earning assets of $148,155,000 or 25.08 percent.  Of the average earning asset increase, Quitman Federal is attributable for $73,061,000 or 49.31 percent.

The net increase in average assets was funded by a net increase in average deposits of 24.65 percent to $664,245,000 in first quarter 2003 from $532,892,000 in first quarter 2002 and a net increase in average debt and funds purchased of 25.31 percent to $59,512,000 in first quarter 2003 from $47,492,000 in first quarter 2002. Of the average deposit increase, Quitman Federal is attributable for $61,629,000 or 46.92 percent.  Average interest-bearing deposits increased by 26.07 percent to $614,791,000 in first quarter 2003 from $487,660,000 in first quarter 2002 while average noninterest-bearing deposits increased 9.33 percent to $49,454,000 in first quarter 2003 from $45,232,000 in first quarter 2002.  Average noninterest-bearing deposits represented 7.45 percent of average total deposits in first quarter 2003 as compared to 8.49 percent in first quarter 2002.

Interest expense decreased for the three months ended March 31, 2003 by $426,000 to $4,960,000 for three months ended March 31, 2003 from $5,386,000 for the same period a year ago.  The decrease is primarily attributable to the U. S. Federal Reserve lowering interest rates an unprecedented 475 basis points during 2001 and another 50 basis points in 2002.  The combination of the increase in average earning assets with the improved net interest margin resulted in an increase of net interest income of $1,473,000 for the three months ended March 31, 2003 compared to the same period a year ago.

Provision for Loan Losses

The allowance for loan losses represents a reserve for potential losses in the loan portfolio.  The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on nonaccruing, past due and other loans that management believes require attention.

The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at a level management has determined to be adequate.  The provision for loan losses was $649,000 in first quarter 2003 as compared to $286,000 in first quarter 2002 representing an increase of $363,000 or 126.92 percent.  The increase in provision for loan losses allowed the company’s reserve for loan losses to keep pace with the rapid loan growth that the company has experienced the past several years.  Net loan charge-offs represented 29.74 percent of the provision for loan losses in first quarter 2003 as compared to 145.10 percent in first quarter 2002.  Net loan charge-offs for the three months ended March 31, 2003 represent 0.03 percent of average loans as compared to 0.09 percent in first quarter 2002.  The leveling off of loan charge-offs the past several years resulted from management’s effort to improve credit quality and to eliminate weak and marginal credits.  As of March 31, 2003, the allowance for loan losses was 1.30 percent of total loans outstanding as compared to an allowance for loan losses of 1.24 percent of total loans outstanding as of March 31, 2002.  The loan loss reserve of 1.30 percent of total loans outstanding provided coverage of 86.89 percent of nonperforming loans and 74.36 percent of nonperforming assets as of March 31, 2003 compared to 72.11 percent and 61.56 percent, respectively as of March 31, 2002.  The determination of the reserve rests upon management’s judgment about factors affecting loan quality and assumptions about the economy.  Management considers the March 31, 2003 allowance for loan losses adequate to cover potential losses in the loan portfolio.

Noninterest Income

Noninterest income consists primarily of service charges on deposit accounts.  Service charges on deposit accounts totaled $856,000 in first quarter 2003 as compared to $745,000 in first quarter 2002 or an increase of 14.90 percent.  This increase is attributable to additional fees resulting from the increase in noninterest-bearing and interest-bearing deposit accounts and the acquisition of Quitman Federal in March 2002.  All other noninterest income increased to $520,000 in first quarter 2003 from $350,000 in first quarter 2002, or an increase of 48.57 percent.  Most of the increase is attributable to additional fee income generated by the mortgage company and the Quitman Federal acquisition during 2002.  Thus, total noninterest income for first quarter 2003 was $1,376,000 compared to $1,095,000 in first quarter 2002, or an increase of 25.66 percent.

Noninterest Expense

Noninterest expense increased 23.52 percent to $4,884,000 in first quarter 2003 from $3,954,000 in first quarter 2002.   Salaries and employee benefits increased 23.93 percent to $2,745,000 in first quarter 2003 from $2,215,000 in first quarter 2002 primarily due to increased staffing with one new branch opened during 2002 and the acquisition of Quitman Federal.  Occupancy and equipment expense increased 9.17 percent to $762,000 in first quarter 2003 from $698,000 in first quarter 2002 primarily due to additional depreciation and occupancy expense with the new office opened during 2002 and the Quitman Federal acquisition during 2002.  All other noninterest expense increased 32.28 percent to $1,377,000 in first quarter 2003 from $1,041,000 in the same period a year ago.  Other increases in noninterest expense are primarily attributable to expenses incurred in opening one new office during 2002 and the acquisition of Quitman Federal.

Income Tax Expense

Income before taxes increased $461,000 to $2,481,000 in first quarter 2003 from $2,020,000 in first quarter 2002 with significant changes being an increase in net interest income of $1,473,000 in first quarter 2003 as compared to first quarter 2002, an increase in noninterest expense, net of noninterest income of $649,000 in first quarter 2003 as compared to first quarter 2002 and an increase in provision for loan losses of $363,000 in first quarter 2003 as compared to first quarter 2002.  Income tax expense increased 26.67 percent to $836,000 in first quarter 2003 from $660,000 in first quarter 2002.  Income tax expense as a percentage of income before taxes was 33.70 percent in first quarter 2003 compared to 32.67 percent in first quarter 2002 or an increase of 3.15 percent.

Quantitative  and Qualitative Disclosures About Market Risk

AVERAGE BALANCE SHEETS

	Three Months Ended March 31, 2003			Three Months Ended March 31, 2002

($ in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates

Assets
Interest-Earning Assets
Loans, Net of Unearned Income
Taxable (1)	589,762	10,650	7.22%	464,248	9,238	7.96%

Investment Securities
Taxable	83,932	700	3.34%	79,113	1,076	5.44%
Tax-Exempt (2)	7,565	114	6.03%	7,013	112	6.39%

Total Investment Securities	91,497	814	3.56%	86,126	1,188	5.52%

Interest-Bearing Deposits in Other Banks	11,735	34	1.16%	9,067	38	1.68%

Funds Sold	42,007	123	1.17%	28,981	119	1.64%

Interest-Bearing Other Assets	3,873	45	4.65%	2,297	36	6.27%

Total Interest-Earning Assets	738,874	11,666	6.32%	590,719	10,619	7.19%

Non-interest-Earning Assets
Cash	16,961			15,140
Allowance for Loan Losses	(7,623)			(6,055)
Other Assets	31,996			26,053

Total Noninterest-Earning Assets	41,334			35,138

Total Assets	780,208			625,857

Liabilities and Stockholders’ Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	174,002	659	1.51%	134,563	769	2.29%
Other Time	440,789	3,620	3.29%	353,097	4,012	4.54%

Total Interest-Bearing Deposits	614,791	4,279	2.78%	487,660	4,781	3.92%

Other Interest-Bearing Liabilities
Debt	45,454	511	4.50%	46,953	598	5.09%
Trust Preferred Securities	14,000	170	4.86%	500	7	5.60%
Funds Purchased and Securities
Sold Under Agreement to Repurchase	58	0	0.00%	39	0	0.00%

Total Other Interest-Bearing Liabilities	59,512	681	4.58%	47,492	605	5.10%

Total Interest-Bearing Liabilities	674,303	4,960	2.94%	535,152	5,386	4.03%

Noninterest-Bearing Liabilities and
Stockholders’ Equity
Demand Deposits	49,454			45,232
Other Liabilities	4,376			3,257
Stockholder’s Equity	52,075			42,216

Total Noninterest-Bearing Liabilities and Stockholders’ Equity	105,905			90,705

Total Liabilities and Stockholders’ Equity	780,208			625,857

Interest Rate Spread			3.38%			3.16%

Net Interest Income		6,706			5,233

Net Interest Margin			3.63%			3.54%

(1)

The average balance of loans includes the average balance of nonaccrual loans.  Income on such loans is recognized and recorded on the cash basis.  Taxable equivalent adjustments totaling $29 and $30 for three month period ended March 31, 2003 and 2002, respectively, are included in tax-exempt interest on loans.

(2)

Taxable-equivalent adjustments totaling $39 and $38 for three month period ended March 31, 2003 and 2002, respectively, are included in tax-exempt interest on investment securities.  The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

RATE/VOLUME ANALYSIS

The rate/volume analysis presented hereafter illustrates the change from period to period for each component of the taxable equivalent net interest income separated into the amount generated through volume changes and the amount generated by changes in the yields/rates.

	Changes from March 31, 2002 to March 31, 2003 (1)

($ in thousands)	Volume	Rate	Total

Interest Income
Loans, Net-taxable	$2,498	$(1,086)	$1,412

Investment Securities
Taxable	66	(442)	(376)
Tax-exempt	9	(7)	2

Total Investment Securities	75	(449)	(374)

Interest-Bearing Deposits in other banks	11	(15)	(4)

Funds Sold	53	(49)	4

Other Earning Assets	25	(16)	9

Total Interest Income	2,662	(1,615)	1,047

Interest Expense
Interest-Bearing Demand and Savings Deposits	225	(335)	(110)
Time Deposits	996	(1,388)	(392)
Other Interest-Bearing Liabilities
Funds Purchased and Securities Under Agreement to Repurchase	0	0	0
Other Debt	(19)	(68)	(87)
Trust Preferred Securities	189	(26)	163

Total Interest Expense (Benefit)	1,391	(1,817)	(426)

Net Interest Income	$1,271	$202	$1,473

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

The Company maintains about one-third of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years.  The liabilities to fund assets are primarily in short term certificate of deposits that mature within one year.  This balance sheet composition has allowed the Company to be relatively constant with its net interest margin the past several years, though the unprecedented 475 basis point decrease by U. S. Federal Reserve in 2001 and another 50 basis point decrease in 2002 resulted in significant net interest margin pressure.  Net interest margin increased to 3.63% for first quarter 2003 compared to 3.54% net interest margin for fourth quarter 2002 and first quarter 2002 respectively.  We anticipate continued improvement or stability in the net interest margin the balance of the year given the Federal Reserve’s present neutral interest rates forecast for the balance of 2003.

Colony Bankcorp, Inc. and Subsidiaries Interest Rate Sensitivity

The following table is an analysis of the Company’s interest rate-sensitivity position at March 31, 2003.  The interest rate-sensitivity gap, which is the difference between interest-earning assets and interest-bearing liabilities by repricing period, is based upon maturity or first repricing opportunity, along with a cumulative interest rate-sensitivity gap.  It is important to note that the table indicates a position at a specific point in time and may not be reflective of positions at other times during the year or in subsequent periods.  Major changes in the gap position can be, and are, made promptly as market outlooks change.

Assets and Liabilities Repricing Within

($ in Thousands)	3 Months or Less	4 to 12 Months	1 Year	1 to 5 Years	Over 5 Years	Total

EARNING ASSETS:
Interest-bearing deposits	17,923	0	17,923	0	0	17,923
Federal Funds Sold	39,283	0	39,283	0	0	39,283
Investment Securities	17,914	2,364	20,278	59,817	8,803	88,898
Loans, net of unearned income	232,288	137,960	370,248	221,869	16,455	608,572
Other earning assets	0	0	0	0	4,108	4,108

Total Interest-earning assets	307,408	140,324	447,732	281,686	29,366	758,784

INTEREST-BEARING LIABILITIES:
Interest-bearing Demand deposits (1)	144,129	0	144,129	0	0	144,129
Savings (1)	33,148	0	33,148	0	0	33,148
Time Deposits	128,241	263,786	392,027	51,098	26	443,151
Other Borrowings (2)	7,851	2,000	9,851	16,000	28,500	54,351
Trust Preferred Securities	14,000	0	14,000	0	0	14,000

Total Interest-bearing liabilities	327,369	265,786	593,155	67,098	28,526	688,779

Interest rate-sensitivity gap	(19,961)	(125,462)	(145,423)	214,588	840	70,005

Cumulative interest-sensitivity gap	(19,961)	(145,423)	(145,423)	69,165	70,005

Interest rate-sensivitiy gap as a percentage of interest-earning assets	(2.63)%	(16.53)%	(19.17)%	28.28%	0.11%

Cumulative interest rate-sensitivity as as a percentage of interest-earning assets	(2.63)%	(19.17)%	(19.17)%	9.12%	9.23%

(1)  Interest-bearing Demand and Savings accounts for repricing purposes are considered to reprice within 3 months or less.
(2)  Short-term borrowings for repricing purposes are considered to reprice within 3 months or less.

The foregoing table indicates that we had a one year negative gap of $(145) million, or (19.17)% of total assets at March 31, 2003.  In theory, this would indicate that at March 31, 2003, $145 million more in liabilities than assets would reprice if there were a change in interest rates over the next 365 days.  Thus, if interest rates were to decline, the gap would indicate a resulting increase in net interest margin.  However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity.  In addition, the interest rate spread between an asset and our supporting liability can vary significantly while the timing of repricing of both the assets and our supporting liability can remain the same, thus impacting net interest income.  This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposits.

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

Future Outlook

Colony is an emerging company in an industry filled with nonregulated competitors and a rapid pace of consolidation.  The year brings with it new opportunities for growth in our existing markets, as well as opportunities to expand into new markets through acquisitions and denovo branching.  Colony completed the acquisition of Quitman Federal during 2002 and with the Quitman acquisition opened a branch in the Valdosta/Lowndes County market during the first quarter of 2003.  The company anticipates purchasing real estate for a second location in Lowndes County that would open during 2004.The company purchased real estate in the Dougherty/Lee Counties market during 2002 and will construct its third office in this market during 2003.  Additionally, real estate was purchased in the Thomas County market for a future office, probably in 2004.  Other areas of interest in South and Central Georgia include Glynn and Ware Counties, both with annual retail sales greater than $650 million and a population greater than 35,000.

Liquidity

The company’s goals with respect to liquidity are to ensure that sufficient funds are available to meet current operating requirements and to provide reserves against unforeseen liquidity requirements.  Management continuously reviews the Company’s liquidity position, which is maintained on a basis consistent with established internal guidelines and the tests and reviews of the various regulator authorities.  The Company’s primary sources at March 31, 2003 included cash, due from banks, federal funds and short-term investment securities.  The Company also has the ability, on a short-term basis, to borrow funds from Federal Home Loan Bank and correspondent banks.  The mix of asset maturities contributes to the company’s overall liquidity position.

Off Balance Sheet Items

In the normal course of business, certain commitments and contingencies are incurred which are not reflected in the consolidated financial statements.  Commitments under standby letters of credit to U.S. addresses approximated $1,159,000 as of March 31, 2003.  Unfulfilled loan commitments as of March 31, 2003 approximated $64,328,000.  No losses are anticipated as a result of commitments or contingencies.

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

Critical Accounting Policies

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The Company’s financial position and results of operations are affected by management’s application of accounting policies, including judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in the Company’s financial position and/or results of operations. The more critical accounting and reporting policies include the Company’s accounting for securities, loans, the allowance for loan losses and income taxes. Colony’s accounting policies are fundamental to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. Accordingly, the Company’s significant accounting policies are discussed in detail in the Colony’s 2003 financial statements.

BUSINESS

General

The Company was organized in 1983 as a bank holding company through the merger of Colony Bank of Fitzgerald with a subsidiary of the Company.  Since that time, Colony Bank of Fitzgerald, which was formed by principals of Colony Bankcorp, Inc. in 1976, has operated as a wholly-owned subsidiary of the Company.  In April 1984, Colony Bankcorp, Inc. acquired Colony Bank Wilcox, and in November 1984, Colony Bank Ashburn became a wholly-owned subsidiary of Colony Bankcorp, Inc.  Colony Bankcorp, Inc. continued its growth with the acquisition of Colony Bank of Dodge County in September 1985.  In August 1991, Colony Bankcorp, Inc. acquired Colony Bank Worth.  In November 1996, Colony Bankcorp, Inc. acquired Colony Bank Southeast and in November 1996 formed a non-bank subsidiary Colony Management Services, Inc.  In March 2002, Colony Bankcorp, Inc. acquired Colony Bank Quitman, FSB and also formed Colony Bankcorp Statutory Trust I.  In December 2002, Colony formed its second trust, Colony Bankcorp Statutory Trust II.

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

On April 2, 1998, the Company was listed on Nasdaq National Market.  The Company’s common stock trades on the NASDAQ Stock Market under the symbol “CBAN”.  The Company presently has approximately 1,400 shareholders as of March 31, 2003.  “The NASDAQ Stock Market” or “NASDAQ” is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting and order execution systems.  This market also provides specialized automation services for screen-based negotiations of transactions, on-line comparison of transactions, and a range of informational services tailored to the needs of the securities industry, investors and issuers.  The NASDAQ Stock Market is operated by The NASDAQ Stock Market, Inc., a wholly-owned subsidiary of the National Association of Securities Dealers, Inc.

ITEM 4 – CONTROLS AND PROCEDURES

We maintain a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report.  Within the 90-day period prior to the date of this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.  Based upon that evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Colony Bankcorp, Inc. (including its consolidated subsidiaries) required to be included in this quarterly report on Form 10-Q.

There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date that we carried out our evaluation.

PART II- OTHER INFORMATION

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

A.             Exhibits – None

B.             There have been no reports filed on Form 8-K for the quarter ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ JAMES D. MINIX

Date:	May 5, 2003	James D. Minix, President and Chief Executive Officer

/s/ TERRY L. HESTER

Date:	May 5, 2003	Terry L. Hester, Executive Vice President and Chief Financial Officer

I, James D. Minix, President/CEO, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Colony Bankcorp, Inc.;

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

Date:	May 5, 2003	/s/ JAMES D. MINIX

James D. Minix, President and CEO

I, Terry L. Hester, Executive Vice President and CFO certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Colony Bankcorp, Inc.;

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

Date:	May 5, 2003	/s/ TERRY L. HESTER

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

This certification is executed as of May 5, 2003	/s/ JAMES D. MINIX

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

This certification is executed as of May 5, 2003	/s/ TERRY L. HESTER

Terry L. Hester Executive Vice President and Chief Financial Officer