Form 10-Q
period 2003-06-30
COLONY BANKCORP INC
filed 2003-08-13
CIK 711669

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 30, 2003

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

YES ☒ NO ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE ACT)

YES ☐ NO ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE CLOSE OF THE PERIOD COVERED BY THIS REPORT.

CLASS COMMON STOCK, $1 PAR VALUE	OUTSTANDING AT JUNE 30, 2003 4,583,082

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

A.	CONSOLIDATED BALANCE SHEETS – JUNE 30, 2003 AND DECEMBER 31, 2002.

B.	CONSOLIDATED STATEMENTS OF INCOME – FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002 AND FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002.

C.	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002 AND FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002.

D.	CONSOLIDATED STATEMENTS OF CASH FLOWS – FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002.

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2003 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

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

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2003 AND DECEMBER 31, 2002
(DOLLARS IN THOUSANDS)

	June 30, 2003	Dec 31, 2002

	(Unaudited)

ASSETS
Cash and Balances Due from Depository Institutions	$36,917	$35,883
Federal Funds Sold	23,811	47,993
Investment Securities
Available for Sale, at Fair Value	92,281	90,289
Held to Maturity, at Cost (Fair Value of $87 and $118, Respectively)	87	118

	92,368	90,407

Federal Home Loan Bank Stock, at Cost	2,925	2,837
Loans Held for Sale	7,618	6,910
Loans	631,360	571,817
Allowance for Loan Losses	(7,963)	(7,364)
Unearned Interest and Fees	(41)	(1)

	623,356	564,452

Premises and Equipment	17,501	17,329
Other Real Estate	1,704	1,357
Goodwill	448	448
Intangible Assets	321	399
Other Assets	12,354	13,086

Total Assets	$819,323	$781,101

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-Bearing	$51,924	$51,534
Interest-Bearing	636,717	613,060

	688,641	664,594

Borrowed Money
Federal Funds Purchased	0	0
Borrowed Money	58,308	46,427

	58,308	46,427

Guaranteed Mandatorily Redeemable Trust
Preferred Securities of Subsidiary Trusts	14,000	14,000
Other Liabilities	4,319	4,652

Stockholders’ Equity
Common Stock, Par Value $1, Authorized 20,000,000Shares, Issued 4,583,082 and 4,573,232 Shares as of June 30, 2003 and December 31, 2002, Respectively	4,583	4,573
Paid-In Capital	23,506	23,358
Retained Earnings	25,319	22,742
Restricted Stock - Unearned Compensation	(185)	(78)
Accumulated Other Comprehensive Income, Net of Tax	832	833

	54,055	51,428

Total Liabilities and Stockholders’ Equity	$819,323	$781,101

The accompanying notes are an integral part of these statements.

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 2003 AND 2002
AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended		Six Months Ended

	6/30/2003	6/30/2002	6/30/2003	6/30/2002

Interest Income
Loans, including fees	$11,007	$10,481	$21,628	$19,689
Federal Funds Sold	98	90	221	209
Deposits with Other Banks	46	42	80	80
Investment Securities
U.S. Treasury & Federal Agencies	432	907	1,007	1,678
State, County and Municipal	80	85	163	159
Other Investments	119	304	236	609
Dividends on Other Investments	31	36	67	72
Other Interest Income	9	15	18	15

	11,822	11,960	23,420	22,511

Interest Expense
Deposits	4,043	5,112	8,322	9,893
Federal Funds Purchased	1	2	1	2
Borrowed Money	578	462	1,088	1,059
Trust Preferred Securities	168	129	339	137

	4,790	5,705	9,750	11,091

Net Interest Income	7,032	6,255	13,670	11,420
Provision for Loan Losses	823	863	1,472	1,149

Net Interest Income After Provisions for loan losses	6,209	5,392	12,198	10,271

Noninterest Income
Service Changes on Deposits	911	862	1,767	1,607
Other Service Changes, Commissions & Fees	229	136	506	373
Security Gains, net	0	507	0	507
Other Income	380	184	623	297

	1,520	1,689	2,896	2,784

Noninterest Expense
Salaries and Employee Benefits	2,830	2,530	5,575	4,745
Occupancy and Equipment	791	784	1,553	1,482
Other Operating Expenses	1,579	1,372	2,956	2,413

	5,200	4,686	10,084	8,640

Income Before Income Taxes	2,529	2,395	5,010	4,415
Income Taxes	864	813	1,700	1,473

Net Income	$1,665	$1,582	$3,310	$2,942

Net Income Per Share of Common Stock
Basic	$0.36	$0.35	$0.72	$0.67

Diluted	$0.36	$0.35	$0.72	$0.67

Weighted Average Shares Outstanding	4,555,982	4,555,982	4,555,982	4,378,672

The accompanying notes are an integral part of these statements.

COLONY BANKCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2003 AND 2002
AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended		Six Months Ended

	06/30/03	06/30/02	06/30/03	06/30/02

Net Income	$1,665	$1,582	$3,310	$2,942
Other Comprehensive Income, Net of Tax
Gains (Losses) on Securities Arising During Year	270	1,335	(1)	1,062
Reclassification Adjustment	0	(335)	0	(335)

Unrealized Gains (Losses) on Securities	270	1,000	(1)	727

Comprehensive Income	$1,935	$2,582	$3,309	$3,669

The accompanying notes are an integral part of these statements.

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	2003	2002

CASH FLOW FROM OPERATING ACTIVITIES
Net Income	$3,310	$2,942
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on sale of investment securities	0	(507)
Depreciation	784	715
Provision for loan losses	1,472	1,149
Amortization of excess costs	78	1
Other prepaids, deferrals and accruals, net	(119)	445

Total Adjustments	2,215	1,803

Net cash provided by operating activities	5,525	4,745

CASH FLOW FROM INVESTING ACTIVITIES
Cash used in business acquistion, net	0	(1,021)
Purchase of other assets (FHLB stock)	(88)	(126)
Purchases of securities available for sale	(41,612)	(35,245)
Proceeds from sales of securities available for sale	0	5,331
Proceeds from maturities, calls, and paydowns of investment securities:
Available for Sale	38,920	17,369
Held to Maturity	34	27
Decrease (Increase) in interest-bearing deposits in banks	(1,392)	1,669
(Increase) in loans	(60,211)	(33,734)
Purchase of premises and equipment	(957)	(1,614)
Investment in other	0	0

Net cash provided by investing activities	(65,306)	(47,344)

CASH FLOW FROM FINANCING ACTIVITIES
Net increase in deposits	24,047	31,080
Federal funds purchased	0	(201)
Dividends paid	(687)	(529)
Net (decrease) increase in other borrowed money	11,881	2,792
Purchase of Treasury Stock, at cost	0	(537)

Net cash provided by financing activities	35,241	32,605

Net increase (decrease) in cash and cash equivalents	(24,540)	(9,994)
Cash and cash equivalents at beginning of period	69,831	50,317

Cash and cash equivalents at end of period	$45,291	$40,323

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

Changes in Accounting Principles and Effects of New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities that posses certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46 applies immediately to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 also applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 15, 2003. As of June 30, 2003 and December 31, 2002, the Company had a variable interest in a securitization trust. This securitization trust is a qualifying special purpose entity which is exempt from the consolidation requirements of FIN 46.

The Company adopted FIN 46 on July 1, 2003. In its current form, FIN 46 may require the Company to de-consolidate its investment in Colony Bankcorp, Inc. Statutory Trusts I and II (the Trusts) in future financial statements. The potential de-consolidation of subsidiary trusts of bank holding companies formed in connection with the issuance of trust preferred securities, like the Trust, appears to be an unintended consequence of FIN 46. It is currently unknown if, or when, the FASB will address this issue. In July 2003, the Board of Governors of the Federal Reserve Systems issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I capital for regulatory capital purposes.

In May 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Colony does not believe that the adoption of SFAS No. 149 will have a material impact on our financial position or results of operations.

(1)       Summary of Significant Accounting Policies (Continued)

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The Statement requires that an issue classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it is effective on July 1, 2003. Colony does not believe that the adoption of SFAS No. 150 will have a material effect on our financial position or results of operations.

Restricted Stock – Unearned Compensation

In 1999, the board of directors of Colony Bankcorp, Inc. adopted a restricted stock grant plan which awards certain executive officers common shares of the Company. The maximum number of shares which may be subject to restricted stock awards is 44,350. During 2000, 2001, 2002 and 2003, 5,250, 5,250, 7,500 and 10,150 shares were issued under this plan, respectively. Of the shares issued, 800 were forfeited due to non-vesting. The shares are recorded at fair market value (on the date granted) as a separate component of stockholder’s equity. The cost of these shares is being amortized against earnings using the straight-line method over 3 years (the restriction period).

(2)       Cash and Balances Due from Depository Institutions

Components of cash and balances due from depository institutions at June 30, 2003 and December 31, 2002 are as follows:

	June 30, 2003	December 31, 2002

Cash on Hand and Cash Items	$7,141	$7,745
Noninterest-Bearing Deposits with Other Banks	14,339	14,093
Interest-Bearing Deposits with Other Banks	15,437	14,045

	$36,917	$35,883

(3)       Investment Securities

Investment securities as of June 30, 2003 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities Available for Sale:
U.S. Government Agencies
Mortgage-Backed	$64,075	$470	($216)	$64,329
Other	9,793	394	0	10,187
State, County & Municipal	7,766	401	(1)	8,166
Corporate Obligations	8,176	449	0	8,625
Marketable Equity Securities	1,130	0	(156)	974

	$90,940	$1,714	$373	$92,281

Securities Held to Maturity:
State, County and Municipal	$87	$0	$0	$87

The amortized cost and fair value of investment securities as of June 30, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities

	Available for Sale		Held to Maturity

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in One Year or Less	$3,353	$3,437	$0	$0
Due After One Year Through Five Years	15,766	16,613	0	0
Due After Five Years Through Ten Years	5,094	5,348	0	0
Due After Ten Years	1,522	1,580	87	87

	25,735	26,978	87	87
Marketable Equity Securities	1,130	974	0	0
Mortgage-Backed Securities	64,075	64,329	0	0

	$90,940	$92,281	$87	$87

(3)       Investment Securities (Continued)

Investment securities as of December 31, 2002 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities Available for Sale:
U.S. Government Agencies
Mortgage-Backed	$51,684	$521	($88)	$52,117
Other	20,429	491	(63)	20,857
State, County & Municipal	7,991	268	(19)	8,240
Corporate Obligations	7,711	393	0	8,104
Marketable Equity Securities	1,130	0	(159)	971

	$88,945	$1,673	($329)	$90,289

Securities Held to Maturity:
State, County and Municipal	$118	$0	$0	$118

Proceeds from sales of investments available for sale during the first half of 2003 was $0 and during the first half of 2002 was $5,331.

Investment securities having a carry value approximating $51,166 and $48,488 as of June 30, 2003 and December 31, 2002, respectively, were pledged to secure public deposits and for other purposes.

(4)       Loans

The composition of loans as of June 30, 2003 and December 31, 2002 was as follows:

	June 30, 2003	December 31, 2002

Commercial, Financial and Agricultural	$45,578	$46,598
Real Estate – Construction	7,121	21,341
Real Estate – Farmland	30,319	29,503
Real Estate – Other	448,395	392,332
Installment Loans to Individuals	81,645	73,462
All Other Loans	18,302	8,581

	$631,360	$571,817

Nonaccrual loans are loans for which principal and interest are doubtful of collection in accordance with original loan terms and for which accruals of interest have been discontinued due to payment delinquency. Nonaccrual loans totaled $7,522 and $6,890 as of June 30, 2003 and December 31, 2002, respectively. On June 30, 2003, the Company had 90 day past due loans still accruing interest with principal balances of $160 compared to 90 day past due loans with principal balances of $935 on December 31, 2002.

(5)       Allowance for Loan Losses

Transactions in the allowance for loan losses are summarized below for six months ended June 30, 2003 and

June 30, 2002 as follows:

	June 30, 2003	June 30, 2002

Balance, Beginning	$7,364	$6,159
Provision Charged to Operating Expenses	1,472	1,149
Loans Charged Off	(960)	(779)
Loan Recoveries	87	120
Business combination, Quitman Federal	0	452

Balance, Ending	$7,963	$7,101

(5)       Allowance for Loan Losses (continued)

The following table represents the Company’s loan loss experience on all loans for the three months ended June 30:

	($ in Thousands)

	2003	2002

Allowance for Loan Losses, April 1	7,820	6,481

Charge-Offs
Commercial, Financial and Agricultrual	441	77
Real Estate - Mortgage	183	113
Consumer	66	93
All Other	43	28

	733	311

Recoveries
Commercial, Financial and Agricultural	6	9
Real Estate - Mortgage	16	13
Consumer	15	37
All Other	16	9

	53	68

Net Charge-Offs	680	243

Business Combination, Quitman Federal	0	0

Provision for Loan Losses	823	863

Allowance for Loan Losses, June 30	7,963	7,101

Ratio of Net Charge-Offs to Average Loans	0.11%	0.05%

(5)       Allowance for Loan Losses (continued)

The following table presents the Company’s loan loss experience on all loans for the six months ended June 30:

	($ in Thousands)

	2003	2002

Allowance for Loan Losses, April 1	7,364	6,159

Charge-Offs
Commercial, Financial and Agricultrual	481	283
Real Estate - Mortgage	274	131
Consumer	114	199
All Other	91	166

	960	779

Recoveries
Commercial, Financial and Agricultural	11	12
Real Estate - Mortgage	22	20
Consumer	33	77
All Other	21	11

	87	120

Net Charge-Offs	873	659

Business Combination, Quitman Federal	0	452

Provision for Loan Losses	1,472	1,149

Allowance for Loan Losses, June 30	7,963	7,101

Ratio of Net Charge-Offs to Average Loans	0.14%	0.13%

(6)       Premises and Equipment

Premises and equipment are comprised of the following as of June 30, 2003 and December 31, 2002:

	June 30, 2003	December 31, 2002

Land	$2,837	$2,802
Building	13,681	13,681
Furniture, Fixtures and Equipment	11,332	10,565
Leasehold Improvements	593	629
Construction in Progress	235	78

	28,678	27,755
Accumulated Depreciation	(11,177)	(10,426)

	$17,501	$17,329

Depreciation charged to operations totaled $784 and $715 for six months ended June 30, 2003 and June 30, 2002 respectively.

Certain Company facilities and equipment are leased under various operating leases. Rental expense approximated $60 and $75 for six months ended June 30, 2003 and 2002.

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

(8)       Deposits

Components of interest-bearing deposits as of June 30, 2003 and December 31, 2002 are as follows:

	June 30, 2003	December 31, 2002

Interest-Bearing Demand	$134,888	$138,526
Savings	32,943	30,103
Time, $100,000 and Over	157,010	152,394
Other Time	311,876	292,037

	$636,717	$613,060

The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of one hundred thousand, was approximately $142,901 and $142,828 as of June 30, 2003 and December 31, 2002, respectively.

As of June 30, 2003 and December 31, 2002, the scheduled maturities of certificates of deposits are as follows:

Maturity	June 30, 2003	December 31, 2002

One Year and Under	$395,213	$402,326
One to Three Years	53,199	36,875
Three Years and Over	20,474	5,230

	$468,886	$444,431

(9)       Borrowed Money

Borrowed money at June 30, 2003 and December 31, 2002 is summarized as follows:

	June 30, 2003	December 31, 2002

Federal Home Loan Bank Advances	$57,500	$45,500
The Banker’s Bank Note Payable	804	927
Colony Bank of Fitzgerald Note Payable	4	0

	$58,308	$46,427

Advances from the Federal Home Loan Bank (FHLB) have maturities ranging from 2003 to 2013 and interest rates ranging from 1.22 percent to 5.93 percent. Under the Blanket Agreement for Advances and Security Agreement with the FHLB, residential first mortgage loans, commercial real estate loans and cash balances held by the FHLB are pledged as collateral for the FHLB advances outstanding. At June 30, 2003, the Company had available line of credit commitments totaling $70,914, of which $13,414 was available.

The Banker’s Bank note payable was renewed on January 23, 2002 into a credit line up to $1,110 at a rate of the Wall Street Prime minus one half percent. Payments are due monthly in the amount of $21 with final maturity of January 7, 2007. The debt is secured by all non-rolling fixed assets of Colony Management Services, Inc. and the guaranty of Colony Bankcorp, Inc. At June 30, 2003, no draws are available on the line of credit.

Colony Bank of Fitzgerald note payable is a line of credit up to $125 established by Colony Management Services on January 21, 2003. The debt is secured by accounts receivables and matures on January 30, 2004. The interest rate is at Wall Street Prime rate. At June 30, 2003, $121 thousand was available to draw on the line.

(9)       Borrowed Money (continued)

The aggregate stated maturities of borrowed money at June 30, 2003 are as follows:

Year	Amount

2003	$1,123
2004	3,250
2005	246
2006	3,189
2007 and Thereafter	50,500

$58,308

(10)    Issuance of Trust Preferred Securities

During the first quarter of 2002, the Company formed a subsidiary whose sole purpose was to issue $9,000 in Trust Preferred Securities through a pool sponsored by FTN Financial Capital Market. The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions. At June 30, 2003, the floating-rate securities had a 4.61 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 3.60 percent.

During the fourth quarter of 2002, the Company formed a second subsidiary whose sole purpose was to issue $5,000 in Trust Preferred Securities through a pool sponsored by FTN Financial Capital Market. The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions. At June 30, 2003, the floating-rate securities had a 4.26 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 3.25 percent.

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

(12)    Commitments and Contingencies

In the normal course of business, certain commitments and contingencies are incurred which are not reflected in the consolidated financial statements. Commitments under standby letters of credit to U.S. addresses approximate $1,025 as of June 30, 2003 and

(12)    Commitments and Contingencies (continued)

$1,884 as of December 31, 2002. Unfulfilled loan commitments as of June 30, 2003 and December 31, 2002 approximated $68,835 and $51,833 respectively. No losses are anticipated as a result of commitments and contingencies.

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

Liabilities accrued under the plans totaled $918 and $838 as of June 30, 2003 and December 31, 2002, respectively. Benefit payments under the contracts were $30 and $30 for six month period ended June 30, 2003 and June 30, 2002, respectively. Provisions charged to operations totaled $70 and $63 for six month period ended June 30, 2003 and June 30, 2002.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The amounts and ratios as defined in regulations are presented hereafter. Management believes, as of June 30, 2003, the Company meets all capital adequacy requirements to which it is subject and is classified as well capitalized under the regulatory framework for prompt corrective action. In the opinion of management, there are no conditions or events since prior notification of capital adequacy from the regulators that have changed the institution’s category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2003
Total Capital to Risk-Weighted Assets	$74,062	12.01%	$49,333	8.00%	$61,666	10.00%
Tier 1 Capita to Risk-Weighted Assets	66,351	10.76%	24,666	4.00%	37,000	6.00%
Tier 1 Capital to Average Assets	66,351	8.23%	32,235	4.00%	40,294	5.00%
As of December 31, 2002
Total Capital to Risk-Weighted Assets	$70,675	12.56%	$45,016	8.00%	$56,270	10.00%
Tier 1 Capital to Risk-Weighted Assets	63,642	11.31%	22,508	4.00%	33,762	6.00%
Tier 1 Capital to Average Assets	63,642	8.31%	30,633	4.00%	38,291	5.00%

(15)    Financial Information of Colony Bankcorp, Inc. (Parent Only)

The parent company’s balance sheets as of June 30, 2003 and December 31, 2002 and the related statements of income and comprehensive income and cash flows are as follows:

COLONY BANKCORP, INC. (PARENT ONLY)
BALANCE SHEETS
FOR PERIOD ENDED JUNE 30, 2003 AND DECEMBER 31, 2002

	June 30, 2003	Dec 31, 2002

	(Unaudited)

ASSETS
Cash	$138	$745
Investments in Subsidiaries at Equity	66,853	63,984
Other	1,848	1,612

Totals Assets	$68,839	$66,341

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Dividends Payable	$390	$343
Other	(40)	136

	350	479

Subordinated Debt	14,434	14,434

Stockholders’ Equity
Common Stock, Par Value $1 a Share; Authorized 20,000,000 Shares, Issued 4,583,082 and 4,573,232 Shares as of June 30, 2003 and December 31, 2002 Respectively	4,583	4,573
Paid-In Capital	23,506	23,358
Retained Earnings	25,319	22,742
Restricted Stock - Unearned Compensation	(185)	(78)
Accumulated Other Comprehensive Income, Net of Tax	832	833

Total Stockholders’ Equity	54,055	51,428

Total Liabilities and Stockholders’ Equity	$68,839	$66,341

(15)    Financial Information of Colony Bankcorp, Inc. (Parent Only) (continued)

COLONY BANKCORP, INC. (PARENT ONLY)
STATEMENT OF INCOME AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002
(UNAUDITED)

	June 30, 2003	June 30, 2002

Income
Dividends from Subsidiaries	$1,211	$1,000
Other	32	39
Securities gains	0	251

	1,243	1,290

Expenses
Interest	349	205
Other	647	535

	996	740

Income Before Taxes and Equity in Undistributed Earnings of Subsidiaries	247	550
Income Tax (Benefits)	(318)	(144)

Income Before Taxes and Equity in Undistributed Earnings of Subsidiaries	565	694
Equity in Undistributed Earnings of Subsidiaries	2,745	2,248

Net Income	3,310	2,942

Other Comprehensive Income, Net of Tax
Gains (losses) on Securities Arising During Year	(1)	1,062
Reclassification Adjustment	0	(335)

Unrealized Gains (Losses) in Securities	(1)	727

Comprehensive Income	$3,309	$3,669

(15)    Financial Information of Colony Bankcorp, Inc. (Parent Only) (continued)

COLONY BANKCORP, INC. (PARENT ONLY)
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002
(UNAUDITED)

	June 30, 2003	June 30, 2002

Cash Flows from Operating Activities
Net Income	$3,310	$2,942
Adjustments to Reconcile Net Income to Net Cash
Provided from Operating Activities
Depreciation and Amortization	40	35
Equity in Undistributed Earnings of Subsidiary	(2,745)	(2,248)
Other	(185)	(664)

	420	65

Cash Flows from Investing Activities
Sales and maturities of securities	0	301
Cash used in business acquistion, net	0	(2,371)
Capital Infusion in Subsidiary	(125)	(650)
Purchase of Premises and Equipment	(215)	(8)
Investment in Statutory Trust	0	(279)

	(340)	(3,007)

Cash Flows from Financing Activities
Dividends Paid	(687)	(529)
Purchase of Treasury Stock	0	(537)
Principal Payments on Notes and Debentures	0	(5,896)
Proceeds from Notes and Debentures	0	10,415

	(687)	3,453

Increase (Decrease) in Cash and Cash Equivalents	(607)	511
Cash and Cash Equivalents, Beginning	745	63

Cash and Cash Equivalents, Ending	$138	$574

(16)    Legal Contingencies

In the ordinary course of business, there are various legal proceedings pending against Colony and its subsidiaries. The aggregate liabilities, if any, arising from such proceedings would not, in the opinion of management, have a material adverse effect on Colony’s consolidated financial position.

(17)    Stock Grant Plan

On February 16, 1999, a restricted stock grant plan was approved by the Board. The plan was adopted for the purpose of establishing incentives designed to recognize, reward and retain executive employees whose performance, contribution and skills are critical to the Company. The plan period commences February 16, 1999 and ends February 15, 2009 with the maximum number of shares subject to restricted stock awards being 22,175 shares (44,350 shares after the two-for-one stock split effective March 31, 1999). During 2000 – 2003, the Company has issued an aggregate total of 28,150 shares pursuant to the stock grant plan, of which 800 shares have been forfeited, which leaves 17,000 available shares that can be issued over the remaining life of the plan.

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

The proforma information below discloses results of operations for the current period and the corresponding period in the preceding year as though the companies had combined at the beginning of the period being reported on:

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Interest Income	$11,822	$11,960	$23,420	$23,796
Interest Expense	4,790	5,705	9,750	11,777
Net Income	1,665	1,582	3,310	2,842
Earnings Per Share	$0.36	$0.35	$0.72	$0.62
Weighted Avg Shares Outstanding	4,583,382	4,573,482	4,583,382	4,575,509

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity represents the ability to provide adequate sources of funds for funding loan commitments and investment activities, as well as the ability to provide sufficient funds to cover deposit withdrawals, payment of debt and financing of operations. Converting assets to cash for these funds is primarily with proceeds from collections on loans and maturities of investment securities or by attracting and obtaining new deposits. During the six months ended June 30, 2003, the Company was successful in meeting its liquidity needs by increasing deposits 3.62 percent to $688,641,000 from deposits of $664,594,000 on December 31, 2002. Also, the Company met its liquidity needs by increasing other borrowed money and trust-preferred securities 19.66 percent to $72,308,000 from $60,427,000 on December 31, 2002. Should the need arise; the Company also maintains relationships with the Federal Home Loan Bank and several correspondent banks that can provide funds on short notice.

Liquidity is monitored on a regular basis by management. The Company’s liquidity position remained satisfactory for the six months ended June 30, 2003. Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, funds due and securities) represented 23.46 percent of average deposits in the six months ended June 30, 2003 as compared to 25.22 percent in the same period a year ago and 24.25 percent for calendar year 2002. Average loans represented 90.58 percent of average deposits in the six months ended June 30, 2003 as compared to 88.09 percent in the same period a year ago and 88.64 percent for calendar year 2002. Average interest-bearing deposits were 82.53 percent of average earning assets in the six months ended June 30, 2003 as compared to 82.91 percent in the same period a year ago and 83.36 percent for calendar year 2002.

The Company satisfies most of its capital requirements through retained earnings. During the first three months of 2003, retained earnings provided $1,301,000 of increase in equity. Additionally, equity had a decrease of $270,000 resulting from the change during the quarter in unrealized gains on securities available for sale, net of taxes and an increase of $25,000 resulting from the stock grant plan. Thus, total equity increased by a net amount of $1,056,000. During the second quarter of 2003, retained earnings provided $1,276,000 of increase in equity. Additionally, equity had an increase of $270,000 resulting from the change during the quarter in unrealized gains on securities available for sale, net of taxes, and an increase of $25,000 resulting from the stock grant plan. Thus, total equity increased by a net amount of $1,571,000 in the three months ended June 30, 2003 and increased by a net amount of $2,627,000 in the six months ended June 30, 2003.

During the first three months of 2002, retained earnings provided $1,086,000 of increase in equity. Additionally, equity had a decrease of $273,000 resulting from the change during the quarter in unrealized gains on securities available for sale, net of taxes, an increase of $18,000 resulting from the stock grant plan, a decrease of $537,000 resulting from treasury shares acquired through the company’s stock repurchase plan and an increase of $4,944,000 as a result of the acquisition of Quitman Federal Savings Bank. Thus, total equity increased by a net amount of $5,238,000. During the second quarter of 2002, retained earnings provided $1,263,000 of increase in equity. Additionally, equity had an increase of $1,000,000 resulting from the change during the quarter in unrealized gains on securities available for sale, net of taxes and an increase of $18,000 resulting from the stock grant plan. Thus, total equity increased by a net amount of $2,281,000 in the three months ended June 30, 2002 and increased by a net amount of $7,519,000 in the six months ended June 30, 2002.

As of June 30, 2003, the Company’s capital totaled approximately $54,055,000 and the only outstanding commitment for capital expenditures was by a subsidiary bank for construction of its third office in the Dougherty/Lee County market. It is anticipated that the project will approximate $1,200,000 with anticipated opening during the first quarter of 2004. The company has purchased land for a location in Thomasville, Georgia; however, it is not anticipated that construction will occur until 2004.

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

Using the capital requirements presently in effect, the Tier 1 ratio as of June 30, 2003 was 10.76 percent and total Tier 1 and 2 risk-based capital was 12.01 percent. Both of these measures compare favorably with the regulatory minimum of 4 percent for Tier 1 and 8 percent for total risk-based capital. The Company’s Tier 1 leverage ratio was 8.23 percent as of June 30, 2003 which exceeds the required ratio standard of 4 percent.

For the six months ended June 30, 2003, average capital was $52,773,000 representing 6.65 percent of average assets for the year. This compares to 6.79 percent of average assets for the same period in 2002 and to 6.77 percent for calendar year 2002.

The company paid quarterly dividends of $0.075 and $0.085, for first quarter and second quarter 2003, respectively, or $0.16 per share in the first half of 2003 compared to quarterly dividends of $0.06 and $0.07, for first quarter and second quarter 2002, respectively, or $0.13 per share in the first half of 2002. The dividend payout ratio, defined as dividends per share divided by net income per share, was 22.22% for the six months ended June 30, 2003 as compared to 19.40 percent for the same period in 2002. The dividend payout for calendar year 2002 was 21.48 percent.

As of June 30, 2003, management was not aware of any recommendations by regulatory authorities which if they were to be implemented, would have a material effect on the Company’s liquidity, capital resources or results of operations. However, it is possible that examinations by regulatory authorities in the future could precipitate additional loss charge-offs that could materially impact the Company’s liquidity, capital resources and results of operations.

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

Net Income

Net income for the three months ended June 30, 2003 was $1,665,000 as compared to $1,582,000 for the three months ended June 30, 2002, or an increase of 5.25 percent. Of this $83,000 increase from the same period a year ago, net interest income increased $777,000, provision for loan losses decreased $40,000, noninterest expense increased $514,000, income tax expense increased $51,000 and noninterest income decreased $169,000. On a fully diluted share basis, net income increased to $0.36 per share for the three months ended June 30, 2003 from $0.35 for the same period in 2002, or an increase of 2.86 percent.

Net income for the six months ended June 30, 2003 was $3,310,000 as compared to $2,942,000 for the six months ended June 30, 2002, or an increase of 12.51%. Of this increase $251,000 or 68.21 percent is attributable to Quitman Federal acquisition since their income was not included in first quarter 2002 due to their acquisition being consummated on March 29, 2002. Of the $368,000 increase from the same period a year ago, net interest income increased $2,250,000, provision for loan losses increased $323,000, noninterest income increased $112,000, noninterest expense increased $1,444,000 and income tax expense increased $227,000. On a fully diluted share basis, net income increased to $0.72 per share for the six months ended June 30, 2003 from $0.67 for the same period in 2002, or an increase of 7.46 percent.

Net Interest Margin

A primary focus of our 2003 business plan is net interest margin improvement, which improved to 3.71 percent for second quarter 2003 compared to 3.63 percent for first quarter 2003 and 3.54 percent for fourth quarter 2002. Though improvement is noted for the past couple of quarters, second quarter 2003 net margin of 3.71 percent reflects a decrease of six basis points from second quarter 2002 net interest margin of 3.77 percent; however, net interest margin for the six months ended June 30, 2003 of 3.67 percent reflects a slight improvement from 3.66 percent for the same period a year ago. Net interest margin compression has been primarily attributable to U. S. Federal Reserve lowering interest rates an unprecedented 475 basis points during 2001, another 50 basis points during 2002 and an additional 25 basis points during 2003. Net interest income increased 12.42 percent to $7,032,000 in the three months ended June 30, 2003 from $6,255,000 in the same period a year ago on an increase in average earning assets to $766,152,000 in the three months ended June 30, 2003 from $671,877,000 in the same period a year ago. Average loans increased by $88,078,000 or 16.38 percent, average funds sold increased by $13,474,000 or 67.59 percent, average investment securities decreased by $13,938,000 or 13.89 percent, average interest-bearing deposits in other banks increased by $6,154,000 or 60.61 percent and average interest-bearing other assets increased $507,000 or 13.95 percent resulting in a net increase in average earning assets of $94,275,000 or 14.03 percent.

The net increase in average assets was funded by a net increase in average deposits of 12.12 percent to $678,013,000 in the three months ended June 30, 2003 from $604,691,000 in the same period a year ago and a net increase in average debt and funds purchased of 29.81 percent to $57,051,000 in the three months ended June 30, 2003 from $43,950,000 in the same period a year ago. Average interest-bearing deposits increased by 12.30 percent to $627,943,000 in the three months ended June 30, 2003 from $559,142,000 in the same period a year ago while average noninterest-bearing deposits increased 9.93 percent to $50,070,000 in the three months ended June 30, 2003 from $45,549,000 in the same period a year ago. Average noninterest-bearing deposits represented 7.38 percent of average total deposits in the three months ended June 30, 2003 as compared to 7.53 percent in the same period a year ago.

Net interest income increased 19.70 percent to $13,670,000 in the six months ended June 30, 2003 from $11,420,000 in the same period a year ago. Average earning assets increased to $752,580,000 in the six months ended June 30, 2003 from $631,298,000 in the same period a year ago. Average loans increased by $106,915,000 or 21.34 percent, average funds sold increased by $13,200,000 or 53.97 percent, average investment securities decreased by $4,295,000 or 4.61 percent, average interest-bearing deposits in other banks increased $4,419,000 or 45.98 percent and average interest-bearing other assets increased $1,043,000 or 35.17 percent resulting in a net increase in average earning assets of $121,282,000 or 19.21 percent.

The net increase in average assets was funded by a net increase in average deposits of 18.00 percent to $671,149,000 in the six months ended June 30, 2003 from $568,792,000 in the same period a year ago and a net increase in average debt and funds purchased of 12.90 percent to $51,311,000 in the six months ended June 30, 2003 from $45,449,000 in the same period a year ago. Average interest-bearing deposits increased by 18.66 percent to $621,069,000 in the six months ended June 30, 2003 from $523,401,000 in the same period a year ago while average noninterest-bearing deposits increased 10.33 percent to $50,080,000 in the six months ended June 30, 2003 from $45,391,000 in the same period a year ago. Average noninterest-bearing deposits represented 7.46 percent of average total deposits in the six months ended June 30, 2003 as compared to 7.98 percent in the same period a year ago.

Interest expense decreased in the three months ended June 30, 2003 by $915,000 to $4,790,000 in the three months ended June 30, 2003 from $5,705,000 in the same period a year ago and decreased by $1,341,000 to $9,750,000 in the six months ended June 30, 2003 from $11,091,000 in the same period a year ago. The decrease is primarily attributable to the U. S. Federal Reserve lowering interest rates an unprecedented 475 basis points during 2001, 50 basis points in 2002, and another 25 basis points in 2003. The combination of the increase in average earning assets with maintenance of a relatively flat net interest margin resulted in an increase of net interest income of $777,000 in the three months ended June 30, 2003 compared to the same period a year ago and an increase in net interest income of $2,250,000 in the six months ended June 30, 2003 compared to the same period a year ago.

Provision for Loan Losses

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on nonaccruing, past due and other loans that management believes require attention.

The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at a level management has determined to be adequate. The provision for loan losses was $823,000 in three months ended June 30, 2003 as compared to $863,000 in the same period a year ago, representing a decrease of $40,000 or 4.63 percent. The provision for loan losses was $1,472,000 in the six months ended June 30, 2003 as compared to $1,149,000 in the same period a year ago, representing an increase of $323,000 or 28.11 percent. The increase in provision for loan losses allowed the company’s reserve for loan losses to keep pace with the rapid loan growth that the company has experienced the past several years. Net loan charge-offs represented 82.62 percent of the provision for loan losses in the three months ended June 30, 2003 as compared to 28.16 percent in the same period a year ago. Net loan charge-offs represented 59.31 percent of the provision for loan losses in the six months ended June 30, 2003 as compared to 57.35 percent in the same period a year ago. Net loan charge-offs in the three months ended June 30, 2003 represented 0.11 percent of average loans outstanding as compared to 0.05 percent in the same period a year ago while net loan charge-offs in the six months ended June 30, 2003 represented 0.14 percent of average loans outstanding as compared to 0.13 percent in the same period a year ago. The leveling off of loan charge-offs the past several years resulted from management’s effort to improve credit quality and to eliminate weak and marginal credits. As of June 30, 2003, the allowance for loan losses was 1.26 percent of total loans outstanding as compared to an allowance for loan losses of 1.30 percent of total loans outstanding as of June 30, 2002. The loan loss reserve of 1.26 percent of total loans outstanding provided coverage of 103.66 percent of nonperforming loans and 84.84 percent of nonperforming assets as of June 30, 2003 compared to 75.85 percent and 67.16 percent, respectively as of June 30, 2002. The determination of the reserve rests upon management’s judgment about factors affecting loan quality and assumptions about the economy. Management considers the June 30, 2003 allowance for loan losses adequate to cover potential losses in the loan portfolio.

Noninterest Income

Noninterest income consists primarily of service charges on deposit accounts. Service charges on deposit accounts totaled $911,000 in the three months ended June 30, 2003 as compared to $862,000 in the same period a year ago, or an increase of 5.68 percent. This increase is attributable to additional fees resulting from the increase in noninterest-bearing and interest-bearing deposit accounts. All other noninterest income decreased to $609,000 in the three months ended June 30, 2003 from $827,000 in the same period a year ago, or a decrease of 26.36 percent. Most of the decrease is attributable to gain on the sale of securities amounting to $507,000 in second quarter 2002 compared to zero security gains in second quarter 2003. Excluding the security gains in second quarter 2002, all other noninterest income increased 90.31 percent to $609,000 in the three months ended June 30, 2003 from $320,000 in the same period a year ago and is primarily attributable to additional fee income generated by the mortgage company. Thus, total noninterest income in the three months ended June 30, 2003 was $1,520,000 compared to $1,689,000 in the same period a year ago, or a decrease of 10.01 percent. Excluding the gain on sale of securities, total noninterest income in the three months ended June 30, 2003 was $1,520,000 compared to $1,182,000 in the same period a year ago, or an increase of 28.60 percent. Total noninterest income in the six months ended June 30, 2003 was $2,896,000 compared to $2,784,000 in the same period a year ago, or an increase of 4.02 percent. Excluding the gain on sale of securities in 2002, total noninterest income in the six months ended June 30, 2003 was $2,896,000 compared to $2,277,000 in the same period a year ago, or an increase of 27.18 percent.

Noninterest Expense

Noninterest expense increased 10.97 percent to $5,200,000 in the three months ended June 30, 2003 from $4,686,000 in the same period a year ago and increased 16.71 percent to $10,084,000 in the six months ended June 30, 2003 from $8,640,000 in the same period a year ago. Salaries and employee benefits increased 11.86 percent to $2,830,000 in the three months ended June 30, 2003 from $2,530,000 in the same period a year ago and increased 17.49 percent to $5,575,000 in the six months ended June 30, 2003 from $4,745,000 in the same period a year ago primarily due to increased staffing with one new branch opened during 2003 and increased commissions at the mortgage company due to increased volume. Occupancy and equipment expense increased 0.90 percent to $791,000 in the three months ended June 30,2003 from $784,000 in the same period a year ago and increased 4.79 percent to $1,553,000 in the six months ended June 30, 2003 from $1,482,000 in the same period a year ago. All other noninterest expense increased 15.09 percent to $1,579,000 in the three months ended June 30, 2003 from $1,372,000 in the same period a year ago and increased 22.50% to $2,956,000 in the six months ended June 30, 2003 from $2,413,000 in the same period a year ago. Other increases in noninterest expense are primarily attributable to expenses incurred in opening one new office during 2003, acquiring Quitman Federal in March 2002 and losses on disposition of foreclosed property.

Income Tax Expense

Income before taxes increased $134,000 to $2,529,000 in the three months ended June 30, 2003 from $2,395,000 in the same period a year ago with significant changes being an increase in net interest income of $777,000 in the three months ended June 30, 2003 as compared to the same period a year ago, an increase in noninterest expense, net of noninterest income of $683,000 in the three months ended June 30, 2003 as compared to the same period a year ago and a decrease in provision for loan losses of $40,000 in the three months ended June 30, 2003 as compared to the same period a year ago. Income tax expense increased 6.27 percent to $864,000 in the three months ended June 30, 2003 from $813,000 in the same period a year ago. Income before taxes increased $595,000 to $5,010,000 in the six months ended June 30, 2003 from $4,415,000 in the same period a year ago. Income tax expense increased 15.41 percent to $1,700,000 in the six months ended June 30, 2003 from $1,473,000 in the same period a year ago. Income tax expense as a percentage of income before taxes was 34.16 percent in the three months ended June 30, 2003 compared to 33.95 percent in the same period a year ago, or an increase of 0.62 percent while income tax expense as a percentage of income before taxes was 33.93 percent in the six months ended June 30, 2003 compared to 33.36 percent in the same period a year ago, or an increase of 1.71 percent.

Quantitative and Qualitative Disclosures About Market Risk

AVERAGE BALANCE SHEETS

	Six Months Ended June 30, 2003			Six Months Ended June 30, 2002

($ in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates

Assets
Interest-Earning Assets
Loans, Net of Unearned Income Taxable (1)	607,955	21,686	7.13%	501,040	19,749	7.88%

Investment Securities
Taxable	80,952	1,259	3.11%	85,384	2,287	5.36%
Tax-Exempt (2)	7,976	223	5.59%	7,839	241	6.15%

Total Investment Securities	88,928	1,482	3.33%	93,223	2,528	5.42%

Interest-Bearing Deposits in Other Banks	14,030	80	1.14%	9,611	80	1.66%

Funds Sold	37,658	221	1.17%	24,458	209	1.71%

Interest-Bearing Other Assets	4,009	85	4.24%	2,966	87	5.87%

Total Interest-Earning Assets	752,580	23,554	6.26%	631,298	22,653	7.18%

Non-interest-Earning Assets
Cash	16,830			16,155
Allowance for Loan Losses	(7,757)			(6,375)
Other Assets	31,866			26,883

Total Noninterest-Earning Assets	40,939			36,663

Total Assets	793,519			667,961

Liabilities and Stockholders’ Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	172,365	1,267	1.47%	139,419	1,597	2.29%
Other Time	448,704	7,055	3.14%	383,982	8,296	4.32%

Total Interest-Bearing Deposits	621,069	8,322	2.68%	523,401	9,893	3.78%

Other Interest-Bearing Liabilities
Debt	51,257	1,088	4.25%	45,302	1,059	4.68%
Trust Preferred Securities	14,000	339	4.84%	4,773	137	5.74%
Funds Purchased and Securities
Sold Under Agreement to Repurchase	54	1	3.70%	147	2	2.72%

Total Other Interest-Bearing Liabilities	65,311	1,428	4.37%	50,222	1,198	4.77%

Total Interest-Bearing Liabilities	686,380	9,750	2.84%	573,623	11,091	3.87%

Noninterest-Bearing Liabilities and
Stockholders’ Equity
Demand Deposits	50,080			45,391
Other Liabilities	4,286			3,610
Stockholder’s Equity	52,773			45,337

Total Noninterest-Bearing Liabilities and Stockholders’ Equity	107,139			94,338

Total Liabilities and Stockholders' Equity	793,519			667,961

Interest Rate Spread			3.42%			3.31%

Net Interest Income		13,804			11,562

Net Interest Margin			3.67%			3.66%

(1)	The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable equivalent adjustments totaling $58 and $60 for six month period ended June 30, 2003 and 2002, respectively, are included in tax-exempt interest on loans.

(2)	Taxable-equivalent adjustments totaling $76 and $82 for six month period ended June 30, 2003 and 2002, respectively, are included in tax-exempt interest on investment securites. The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

RATE/VOLUME ANALYSIS

The rate/volume analysis presented hereafter illustrates the change from period to period for each component of the taxable equivalent net interest income separated into the amount generated through volume changes and the amount generated by changes in the yields/rates.

	Changes from June 30, 2002 to June 30, 2003 (1)

($ in thousands)	Volume	Rate	Total

Interest Income
Loans, Net-taxable	$4,212	($2,275)	$1,937

Investment Securities
Taxable	(119)	(909)	(1,028)
Tax-exempt	4	(22)	(18)

Total Investment Securities	(115)	(931)	(1,046)

Interest-Bearing Deposits in other banks	37	(37)	0

Funds Sold	113	(101)	12

Other Earning Assets	31	(33)	(2)

Total Interest Income	4,278	(3,377)	901

Interest Expense
Interest-Bearing Demand and Savings Deposits	377	(707)	(330)
Time Deposits	1,398	(2,639)	(1,241)
Other Interest-Bearing Liabilities
Funds Purchased and Securitiess
Under Agreement to Repurchase	(1)	0	(1)
Other Debt	139	(110)	29
Trust Preferred Securities	265	(63)	202

Total Interest Expense (Benefit)	2,178	(3,519)	(1,341)

Net Interest Income	$2,100	$142	$2,242

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

The Company maintains about one-third of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years. The liabilities to fund assets are primarily in short term certificate of deposits that mature within one year. This balance sheet composition has allowed the Company to be relatively constant with its net interest margin the past several years, though the unprecedented 475 basis point decrease by U. S. Federal Reserve in 2001, 50 basis point decrease in 2002 and 25 basis point decrease in 2003 resulted in significant net interest margin pressure. Net interest margin increased to 3.71% for second quarter 2003 compared to 3.63% net interest margin for first quarter 2003 or 3.67% for first half 2003 compared to 3.66% for first half 2002. We anticipate continued improvement or stability in the net interest margin the balance of the year given the Federal Reserve’s present neutral interest rates forecast for the balance of 2003.

Colony Bankcorp, Inc. and Subsidiaries Interest Rate Sensitivity

The following table is an analysis of the Company’s interest rate-sensitivity position at June 30, 2003. The interest rate-sensitivity gap, which is the difference between interest-earning assets and interest-bearing liabilities by repricing period, is based upon maturity or first repricing opportunity, along with a cumulative interest rate-sensitivity gap. It is important to note that the table indicates a position at a specific point in time and may not be reflective of positions at other times during the year or in subsequent periods. Major changes in the gap position can be, and are, made promptly as market outlooks change.

Assets and Liabilities Repricing Within

($ in Thousands)	3Months or Less	4 to 12 Months	1 Year	1 to 5 Years	Over 5 Years	Total

EARNING ASSETS:
Interest-bearing deposits	15,437	0	15,437	0	0	15,437
Federal Funds Sold	23,811	0	23,811	0	0	23,811
Investment Securities	16,567	3,261	19,828	64,115	8,425	92,368
Loans, net of unearned income	249,808	146,502	396,310	227,075	15,593	638,978
Other earning assets	0	0	0	0	4,010	4,010

Total Interest-earning assets	305,623	149,763	455,386	291,190	28,028	774,604

INTEREST-BEARING LIABILITIES:
Interest-bearing Demand deposits (1)	134,888	0	134,888	0	0	134,888
Savings (1)	32,943	0	32,943	0	0	32,943
Time Deposits	133,390	261,823	395,213	73,597	76	468,886
Other Borrowings (2)	1,808	2,000	3,808	19,500	35,000	58,308
Trust Preferred Securities	14,000	0	14,000	0	0	14,000

Total Interest-bearing liabilities	317,029	263,823	580,852	93,097	35,076	709,025

Interest rate-sensitivity gap	(11,406)	(114,060)	(125,466)	198,093	(7,048)	65,579

Cumulative interest-sensitivity gap	(11,406)	(125,466)	(125,466)	72,627	65,579

Interest rate-sensivitiy gap as a percentage of interest-earning assets	(1.47)%	(14.72)%	(16.20)%	25.57%	(0.91)%

Cumulative interest rate-sensitivity as as a percentage of interest-earning assets	(1.47)%	(16.20)%	(16.20)%	9.38%	8.47%

(1)	Interest-bearing Demand and Savings accounts for repricing purposes are considered to reprice within 3 months or less.

(2)	Short-term borrowings for repricing purposes are considered to reprice within 3 months or less.

The foregoing table indicates that we had a one year negative gap of $(125) million, or (16.20)% of total assets at June 30, 2003. In theory, this would indicate that at June 30, 2003, $125 million more in liabilities than assets would reprice if there were a change in interest rates over the next 365 days. Thus, if interest rates were to decline, the gap would indicate a resulting increase in net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and our supporting liability can vary significantly while the timing of repricing of both the assets and our supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposits.

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

Future Outlook

Colony is an emerging company in an industry filled with nonregulated competitors and a rapid pace of consolidation. The year brings with it new opportunities for growth in our existing markets, as well as opportunities to expand into new markets through acquisitions and denovo branching. Colony completed the acquisition of Quitman Federal during 2002 and with the Quitman acquisition opened a branch in the Valdosta/Lowndes County market during the first quarter of 2003. The company anticipates purchasing real estate for a second location in Lowndes County that would open during 2004.The company purchased real estate in the Dougherty/Lee Counties market during 2002 and is constructing its third office with an anticipated opening in early 2004. Additionally, real estate was purchased in the Thomas County market for a future office, probably in 2004. Other areas of interest in South and Central Georgia include Glynn and Ware Counties, both with annual retail sales greater than $650 million and a population greater than 35,000.

Liquidity

The company’s goals with respect to liquidity are to ensure that sufficient funds are available to meet current operating requirements and to provide reserves against unforeseen liquidity requirements. Management continuously reviews the Company’s liquidity position, which is maintained on a basis consistent with established internal guidelines and the tests and reviews of the various regulator authorities. The Company’s primary sources at June 30, 2003 included cash, due from banks, federal funds and short-term investment securities. The Company also has the ability, on a short-term basis, to borrow funds from Federal Home Loan Bank and correspondent banks. The mix of asset maturities contributes to the company’s overall liquidity position.

Off Balance Sheet Items

In the normal course of business, certain commitments and contingencies are incurred which are not reflected in the consolidated financial statements. Commitments under standby letters of credit to U.S. addresses approximated $1,025,000 as of June 30, 2003. Unfulfilled loan commitments as of June 30, 2003 approximated $68,835,000. No losses are anticipated as a result of commitments or contingencies.

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

Critical Accounting Policies

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The Company’s financial position and results of operations are affected by management’s application of accounting policies, including judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in the Company’s financial position and/or results of operations. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective or complete.

Allowance for Loan Losses – The allowance for loan losses provides coverage for probable losses inherent in the Company’s loan portfolio. Management evaluates the adequacy of the allowance for loan losses quarterly based on changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, regulatory guidance and economic factors. This evaluation is inherently subjective, as it requires the use of significant management estimates. Many factors can affect management’s estimates of specific and expected losses, including volatility of default probabilities, collateral values, rating migrations, loss severity and economic and political conditions. The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.

The Company determines the amount of the allowance based on relative risk characteristics of the loan portfolio. The allowance recorded for commercial loans in based on reviews of individual credit relationships and historical loss experience. The allowance recorded for homogeneous consumer loans is based on an analysis of loan mix, risk characteristics of the portfolio, and historical losses, adjusted for current trends, for each homogeneous category or group of loans. The allowance for loan losses relating to impaired loans is based on the loan’s observable market price, the collateral for certain collateral-dependent loans, or the discounted cash flows using the loan’s effective interest rate.

Regardless of the extent of the Company’s analysis of customer performance, portfolio trends or risk management processes, certain inherent but undetected losses are probable within the loan portfolio. This is due to several factors, including inherent delays in obtaining information regarding a customer’s financial condition or changes in their unique business conditions, the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends. Volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger nonhomogeneous credits and the sensitivity of assumptions utilized to establish allowances for homogeneous groups of loans are among other factors. The Company estimates a range of inherent losses related to the existence of these exposures. The estimates are based upon the Company’s evaluation of risk associated with the commercial and consumer levels and the estimated impact of the current economic environment.

Goodwill and Other Intangibles – The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value as required by SFAS 141. Goodwill is subject, at a minimum, to annual tests for impairment. Other intangible assets are amortized over their estimated useful lives using straight-line and accelerated methods, and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The initial goodwill and other intangibles recorded and subsequent impairment analysis require management to make subjective judgments concerning estimates of how the acquired asset will perform in the future. Events and factors that may significantly affect the estimates include, among others, customer attrition, changes in revenue growth trends, specific industry conditions and changes in competition.

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

On April 2, 1998, the Company was listed on Nasdaq National Market. The Company’s common stock trades on the Nasdaq Stock Market under the symbol “CBAN”. The Company presently has approximately 1,375 shareholders as of June 30, 2003. “The Nasdaq Stock Market” or “Nasdaq” is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting and order execution systems. This market also provides specialized automation services for screen-based negotiations of transactions, on-line comparison of transactions, and a range of informational services tailored to the needs of the securities industry, investors and issuers. The Nasdaq Stock Market is operated by The Nasdaq Stock Market, Inc., a wholly-owned subsidiary of the National Association of Securities Dealers, Inc.

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

PART II- OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Shareholders of the Company was held on April 22, 2003. At the Annual Meeting of the Shareholders, proxies were solicited under Regulation 14 of the Securities and Exchange Act of 1934. Total shares eligible to vote amounted to 4,583,382. A total of 3,067,242 shares (66.92%) were represented by shareholders in attendance or by proxy. The following directors were elected to serve one year until the next annual meeting:

Terry Coleman	James D. Minix
L. Morris Downing, Jr.	W. B. Roberts, Jr.
Terry L. Hester	R. Sidney Ross
Edward J. Harrell	Walter Patten
Harold Kimball	B. Gene Waldron

The motion for election of directors was approved on a vote of 3,062,832 shares “for”, except for Messrs. Coleman, Downing and Waldron. Messrs. Downing and Waldron had 3,015,487 shares “for” and Mr. Coleman had 3,062,453 shares “for”.

Shareholders voted upon no other matters.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

A	Exhibits

Exhibit No. 11 –	Statement of Computation of Earnings Per Share

Exhibit No. 31.1 –	Certificate of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit No. 31.2 –	Certificate of Chief Financial Officer Pursuant to Section 302 of Sarbanes – Oxley Act of 2002

Exhibit No. 32.1 –	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B.	The company filed Form 8-K on April 28, 2003 reporting that a press release had been issued on April 10, 2003 in which financial results for the quarter ended March 31, 2003 was reported.

The company filed Form 8-K on June 18, 2003 reporting that a press release had been issued on June 18, 2003 announcing    the declaration of a second quarter 2003 dividend payment.

The company filed Form 8-K on July 11, 2003 reporting that a press release had been issued on July 11, 2003 in which financial results for the quarter ended June 30, 2003 was reported.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ JAMES D. MINIX

Date: August 8, 2003	James D. Minix, President and Chief Executive Officer

/s/ TERRY L HESTER

Date: August 8, 2003	Terry L. Hester, Executive Vice President and Chief Financial Officer