Form 10-Q
period 2003-09-30
COLONY BANKCORP INC
filed 2003-11-12
CIK 711669

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR QUARTER ENDED SEPTEMBER 30, 2003

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE ACT)  YES  ☐  NO  ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE CLOSE OF THE PERIOD COVERED BY THIS REPORT.

CLASS	OUTSTANDING AT SEPTEMBER 30, 2003
COMMON STOCK, $1 PAR VALUE	5,727,968

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE FOLLOWING FINANCIAL STATEMENTS ARE PROVIDED FOR COLONY BANKCORP, INC. AND SUBSIDIARIES: COLONY BANK OF FITZGERALD, COLONY BANK ASHBURN, COLONY BANK WILCOX, COLONY BANK OF DODGE COUNTY, COLONY BANK WORTH, COLONY BANK SOUTHEAST, COLONY MANAGEMENT SERVICES, INC., COLONY BANK QUITMAN, FSB, COLONY BANKCORP STATUTORY TRUST I AND COLONY BANKCORP STATUTORY TRUST II.

A.	CONSOLIDATED BALANCE SHEETS – SEPTEMBER 30, 2003 AND DECEMBER 31, 2002.

B.	CONSOLIDATED STATEMENTS OF INCOME – FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002.

C.	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002.

D.	CONSOLIDATED STATEMENTS OF CASH FLOWS – FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002.

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2003 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

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

COLONY BANKCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

(DOLLARS IN THOUSANDS)

	Sept 30, 2003	Dec 31, 2002
	(Unaudited)
ASSETS

Cash and Balances Due from Depository Institutions	$33,328	$35,883
Federal Funds Sold	21,408	47,993
Investment Securities
Available for Sale, at Fair Value	92,175	90,289
Held to Maturity, at Cost (Fair Value of $88 and $118, Respectively)	88	118

	92,263	90,407

Federal Home Loan Bank Stock, at Cost	2,975	2,837
Loans Held for Sale	3,315	6,910
Loans	650,585	571,817
Allowance for Loan Losses	(7,748)	(7,364)
Unearned Interest and Fees	(38)	(1)

	642,799	564,452

Premises and Equipment	17,600	17,329
Other Real Estate	2,600	1,357
Goodwill	448	448
Intangible Assets	282	399
Other Assets	13,762	13,086

Total Assets	$830,780	$781,101

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Noninterest-Bearing	$52,695	$51,534
Interest-Bearing	645,110	613,060

	697,805	664,594

Borrowed Money
Federal Funds Purchased	0	0
Borrowed Money	60,243	46,427

	60,243	46,427

Guaranteed Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trusts	14,000	14,000

Other Liabilities	4,283	4,652

Stockholders’ Equity
Common Stock, Par Value $1, Authorized 20,000,000 Shares, Issued 5,727,968 and 4,573,232 Shares as of September 30, 2003 and December 31, 2002, Respectively	5,728	4,573
Paid-In Capital	23,499	23,358
Retained Earnings	25,486	22,742
Restricted Stock – Unearned Compensation	(154)	(78)
Accumulated Other Comprehensive Income, Net of Tax	(110)	833

	54,449	51,428

Total Liabilities and Stockholders’ Equity	$830,780	$781,101

The accompanying notes are an integral part of these statements.

COLONY BANKCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	9/30/2003	9/30/2002	9/30/2003	9/30/2002
Interest Income
Loans, including fees	$11,037	$10,669	$32,665	$30,358
Federal Funds Sold	53	102	274	311
Deposits with Other Banks	40	37	120	117
Investment Securities
U.S. Treasury & Federal Agencies	536	792	1,543	2,470
State, County and Municipal	77	104	240	263
Other Investments	104	187	340	796
Dividends on Other Investments	31	35	98	107
Other Interest Income	7	10	25	25

	11,885	11,936	35,305	34,447

Interest Expense
Deposits	3,673	4,867	11,995	14,760
Federal Funds Purchased	0	1	1	3
Borrowed Money	589	446	1,677	1,505
Trust Preferred Securities	160	131	499	268

	4,422	5,445	14,172	16,536

Net Interest Income	7,463	6,491	21,133	17,911
Provision for Loan Losses	1,455	990	2,927	2,139

Net Interest Income After Provisions for loan losses	6,008	5,501	18,206	15,772

Noninterest Income
Service Changes on Deposits	1,011	890	2,778	2,497
Other Service Changes, Commissions & Fees	294	218	800	591
Security Gains, net	369	488	369	995
Other Income	173	183	796	480

	1,847	1,779	4,743	4,563

Noninterest Expense
Salaries and Employee Benefits	2,839	2,697	8,414	7,442
Occupancy and Equipment	848	690	2,401	2,172
Other Operating Expenses	1,606	1,585	4,562	3,998

	5,293	4,972	15,377	13,612

Income Before Income Taxes	2,562	2,308	7,572	6,723
Income Taxes	843	788	2,543	2,261

Net Income	$1,719	$1,520	$5,029	$4,462

Net Income Per Share of Common Stock
Basic	$0.30	$0.27	$0.88	$0.80

Diluted	$0.30	$0.27	$0.88	$0.80

Weighted Average Basic Shares Outstanding	5,694,978	5,694,978	5,694,978	5,548,031

Weighted Average Diluted Shares Outstanding	5,720,374	5,709,117	5,720,481	5,562,055

All per share data has been adjusted to reflect a 5-for-4 stock split effected as a 25% stock dividend on September 1, 2003.

The accompanying notes are an integral part of these statements.

COLONY BANKCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	09/30/03	09/30/02	09/30/03	09/30/02
Net Income	$1,719	$1,520	$5,029	$4,462

Other Comprehensive Income, Net of Tax
Gains (Losses) on Securities Arising During Year	(698)	11	(699)	1,073
Reclassification Adjustment	(244)	(322)	(244)	(657)

Unrealized Gains (Losses) on Securities	(942)	(311)	(943)	416

Comprehensive Income	$ 777	$1,209	$4,086	$4,878

The accompanying notes are an integral part of these statements.

COLONY BANKCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	2003	2002
CASH FLOW FROM OPERATING ACTIVITIES

Net Income	$5,029	$4,462
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on sale of investment securities	(369)	(995)
Depreciation	1,201	1,114
Provision for loan losses	2,927	2,139
Amortization of excess costs	117	81
Other prepaids, deferrals and accruals, net	(3,923)	(418)

Total Adjustments	(47)	1,921

Net cash provided by operating activities	4,982	6,383

CASH FLOW FROM INVESTING ACTIVITIES

Cash used in business acquistion, net	0	(1,021)
Purchase of other assets (FHLB stock)	(138)	(251)
Purchases of securities available for sale	(63,394)	(47,088)
Proceeds from sales of securities available for sale	11,141	23,635
Proceeds from maturities, calls, and paydowns of investment securities:
Available for Sale	48,374	25,812
Held to Maturity	34	44
Decrease (Increase) in interest-bearing deposits in banks	130	3,644
(Increase) in loans	(75,136)	(61,994)
Purchase of premises and equipment	(1,473)	(2,170)
Investment in other	420	(215)

Net cash provided by investing activities	(80,042)	(59,604)

CASH FLOW FROM FINANCING ACTIVITIES

Net increase in deposits	33,211	48,450
Federal funds purchased	0	(251)
Dividends paid	(1,077)	(849)
Net (decrease) increase in other borrowed money	13,816	6,242
Purchase of Treasury Stock, at cost	0	(537)

Net cash provided by financing activities	45,950	53,055

Net increase (decrease) in cash and cash equivalents	(29,110)	(166)
Cash and cash equivalents at beginning of period	69,831	50,317

Cash and cash equivalents at end of period	$40,721	$50,151

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

Changes in Accounting Principles and Effects of New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities that posses certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46 applies immediately to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 also applies in the first fiscal year or interim period beginning after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. As of September 30, 2003 and December 31, 2002, the Company had a variable interest in a securitization trust. This securitization trust is a qualifying special purpose entity which is exempt from the consolidation requirements of FIN 46.

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

In May 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003, and for hedging relationships designated after September 30, 2003. Colony does not believe that the adoption of SFAS No. 149 will have a material impact on our financial position or results of operations.

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

Restricted Stock – Unearned Compensation

In 1999, the board of directors of Colony Bankcorp, Inc. adopted a restricted stock grant plan which awards certain executive officers common shares of the Company. The maximum number of shares which may be subject to restricted stock awards is 48,787, split adjusted. During 2000, 2001, 2002 and 2003, 5,250, 5,250, 7,500 and 10,150 shares were issued under this plan, respectively. Of the shares issued, 1,550 were forfeited due to non-vesting. The shares are recorded at fair market value (on the date granted) as a separate component of stockholder’s equity. The cost of these shares is being amortized against earnings using the straight-line method over 3 years (the restriction period).

(2) Cash and Balances Due from Depository Institutions

Components of cash and balances due from depository institutions at September 30, 2003 and December 31, 2002 are as follows:

	September 30, 2003	December 31, 2002
Cash on Hand and Cash Items	$7,799	$7,745
Noninterest-Bearing Deposits with Other Banks	11,614	14,093
Interest-Bearing Deposits with Other Banks	13,915	14,045

	$33,328	$35,883

(3) Investment Securities

Investment securities as of September 30, 2003 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U.S. Government Agencies
Mortgage-Backed	$68,155	$251	$(706)	$67,700
Other	9,029	165	0	9,194
State, County & Municipal	7,532	250	(6)	7,776
Corporate Obligations	6,399	173	(10)	6,562
Marketable Equity Securities	1,130	0	(187)	943

	$92,245	$839	$(909)	$92,175

Securities Held to Maturity:
State, County and Municipal	$88	$0	$0	$88

The amortized cost and fair value of investment securities as of September 30, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in One Year or Less	$1,080	$1,089	$0	$0
Due After One Year Through Five Years	15,953	16,403	0	0
Due After Five Years Through Ten Years	5,213	5,279	0	0
Due After Ten Years	714	761	88	88

	22,960	23,532	88	88

Marketable Equity Securities	1,130	943	0	0
Mortgage-Backed Securities	68,155	67,700	0	0

	$92,245	$92,175	$88	$88

(3) Investment Securities (Continued)

Investment securities as of December 31, 2002 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U.S. Government Agencies
Mortgage-Backed	$51,684	$521	$(88)	$52,117
Other	20,429	491	(63)	20,857
State, County & Municipal	7,991	268	(19)	8,240
Corporate Obligations	7,711	393	0	8,104
Marketable Equity Securities	1,130	0	(159)	971

	$88,945	$1,673	$(329)	$90,289

Securities Held to Maturity:
State, County and Municipal	$118	$0	$0	$118

Proceeds from sales of investments available for sale during nine months ended September 30, 2003 was $11,141 and during nine months ended September 30, 2002 was $23,635.

Investment securities having a carry value approximating $52,123 and $48,488 as of September 30, 2003 and December 31, 2002, respectively, were pledged to secure public deposits and for other purposes.

(4) Loans

The composition of loans as of September 30, 2003 and December 31, 2002 was as follows:

	September 30, 2003	December 31, 2002
Commercial, Financial and Agricultural	$46,992	$46,598
Real Estate – Construction	27,127	21,341
Real Estate – Farmland	31,222	29,503
Real Estate – Other	448,950	392,332
Installment Loans to Individuals	77,138	73,462
All Other Loans	19,156	8,581

	$650,585	$571,817

Nonaccrual loans are loans for which principal and interest are doubtful of collection in accordance with original loan terms and for which accruals of interest have been discontinued due to payment delinquency. Nonaccrual loans totaled $7,611 and $6,899 as of September 30, 2003 and December 31, 2002, respectively. On September 30, 2003, the Company had 90 day past due loans still accruing interest with principal balances of $450 compared to 90 day past due loans with principal balances of $935 on December 31, 2002.

(5) Allowance for Loan Losses

Transactions in the allowance for loan losses are summarized below for nine months ended September 30, 2003 and September 30, 2002 as follows:

	Sept 30, 2003	Sept 30, 2002
Balance, Beginning	$7,364	$6,159
Provision Charged to Operating Expenses	2,927	2,139
Loans Charged Off	(2,672)	(1,655)
Loan Recoveries	129	181
Business combination, Quitman Federal	0	452

Balance, Ending	$7,748	$7,276

(6) Premises and Equipment

Premises and equipment are comprised of the following as of September 30, 2003 and December 31, 2002:

	September 30 2003	December 31, 2002
Land	$2,837	$2,802
Building	13,683	13,681
Furniture, Fixtures and Equipment	11,613	10,565
Leasehold Improvements	601	629
Construction in Progress	439	78

	29,173	27,755

Accumulated Depreciation	(11,573)	(10,426)

	$17,600	$17,329

Depreciation charged to operations totaled $1,201 and $1,114 for nine months ended September 30, 2003 and September 30, 2002 respectively.

Certain Company facilities and equipment are leased under various operating leases. Rental expense approximated $87 and $114 for nine months ended September 30, 2003 and 2002.

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

(8) Deposits

Components of interest-bearing deposits as of September 30, 2003 and December 31, 2002 are as follows:

	September 30, 2003	December 31, 2002
Interest-Bearing Demand	$132,304	$138,526
Savings	33,328	30,103
Time, $100,000 and Over	158,457	152,394
Other Time	321,021	292,037

	$645,110	$613,060

The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of one hundred thousand, was approximately $142,587 and $142,828 as of September 30, 2003 and December 31, 2002, respectively.

As of September 30, 2003 and December 31, 2002, the scheduled maturities of certificates of deposits are as follows:

Maturity	September 30, 2003	December 31, 2002
One Year and Under	$410,070	$402,326
One to Three Years	57,872	36,875
Three Years and Over	11,536	5,230

	$479,478	$444,431

(9) Borrowed Money

Borrowed money at September 30, 2003 and December 31, 2002 is summarized as follows:

	September 30, 2003	December 31, 2002
Federal Home Loan Bank Advances	$59,500	$45,500
The Banker’s Bank Note Payable	743	927

	$60,243	$46,427

Advances from the Federal Home Loan Bank (FHLB) have maturities ranging from 2003 to 2013 and interest rates ranging from 2.46 percent to 5.93 percent. Under the Blanket Agreement for Advances and Security Agreement with the FHLB, residential first mortgage loans, commercial real estate loans and cash balances held by the FHLB are pledged as collateral for the FHLB advances outstanding. At September 30, 2003, the Company had available line of credit commitments totaling $68,164, of which $8,664 was available.

The Banker’s Bank note payable was renewed on January 23, 2002 into a credit line up to $1,110 at a rate of the Wall Street Prime minus one half percent. Payments are due monthly in the amount of $21 with final maturity of January 7, 2007. The debt is secured by all non-rolling fixed assets of Colony Management Services, Inc. and the guaranty of Colony Bankcorp, Inc. At September 30, 2003, no draws are available on the line of credit.

The aggregate stated maturities of borrowed money at September 30, 2003 are as follows:

Year	Amount
2003	$62
2004	3,246
2005	246
2006	3,189
2007 and Thereafter	53,500

$60,243

(10) Issuance of Trust Preferred Securities

During the first quarter of 2002, the Company formed a subsidiary whose sole purpose was to issue $9,000 in Trust Preferred Securities through a pool sponsored by FTN Financial Capital Market. The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions. At September 30, 2003, the floating-rate securities had a 4.74 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 3.60 percent.

During the fourth quarter of 2002, the Company formed a second subsidiary whose sole purpose was to issue $5,000 in Trust Preferred Securities through a pool sponsored by FTN Financial Capital Market. The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions. At September 30, 2003, the floating-rate securities had a 4.39 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 3.25 percent.

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

(12) Commitments and Contingencies

In the normal course of business, certain commitments and contingencies are incurred which are not reflected in the consolidated financial statements. Commitments under standby letters of credit to U.S. addresses approximate $1,885 as of September 30, 2003 and $1,884 as of December 31, 2002. Unfulfilled loan commitments as of September 30, 2003 and December 31, 2002 approximated $75,468 and $51,833 respectively. No losses are anticipated as a result of commitments and contingencies.

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

Liabilities accrued under the plans totaled $922 and $838 as of September 30, 2003 and December 31, 2002, respectively. Benefit payments under the contracts were $50 and $45 for nine month period ended September 30, 2003 and September 30, 2002, respectively. Provisions charged to operations totaled $106 and $100 for nine month period ended September 30, 2003 and September 30 , 2002.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The amounts and ratios as defined in regulations are presented hereafter. Management believes, as of September 30, 2003, the Company meets all capital adequacy requirements to which it is subject and is classified as well capitalized under the regulatory framework for prompt corrective action. In the opinion of management, there are no conditions or events since prior notification of capital adequacy from the regulators that have changed the institution’s category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2003

Total Capital to Risk-Weighted Assets	$75,454	11.92%	$50,667	8.00%	$63,334	10.00%
Tier 1 Capital to Risk-Weighted Assets	67,706	10.69%	25,334	4.00%	38,001	6.00%
Tier 1 Capital to Average Assets	67,706	8.20%	33,041	4.00%	41,302	5.00%

As of December 31, 2002

Total Capital to Risk-Weighted Assets	$70,675	12.56%	$45,016	8.00%	$56,270	10.00%
Tier 1 Capital to Risk-Weighted Assets	63,642	11.31%	22,508	4.00%	33,762	6.00%
Tier 1 Capital to Average Assets	63,642	8.31%	30,633	4.00%	38,291	5.00%

(15) Financial Information of Colony Bankcorp, Inc. (Parent Only)

The parent company’s balance sheets as of September 30, 2003 and December 31, 2002 and the related statements of income and comprehensive income and cash flows are as follows:

COLONY BANKCORP, INC. (PARENT ONLY)

BALANCE SHEETS

FOR PERIOD ENDED SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

	Sept 30, 2003	Dec 31, 2002
	(Unaudited)
ASSETS
Cash	$49	$745
Investments in Subsidiaries at Equity	67,351	63,984
Other	1,811	1,612

Totals Assets	$69,211	$66,341

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Dividends Payable	$401	$343
Other	(73)	136

	328	479

Subordinated Debt	14,434	14,434

Stockholders’ Equity
Common Stock, Par Value $1 a Share; Authorized 20,000,000
Shares, Issued 5,727,968 and 4,573,232 Shares as of September 30, 2003 and December 31, 2002
Respectively	5,728	4,573
Paid-In Capital	23,499	23,358
Retained Earnings	25,486	22,742
Restricted Stock – Unearned Compensation	(154)	(78)
Accumulated Other Comprehensive Income, Net of Tax	(110)	833

Total Stockholders’ Equity	54,449	51,428

Total Liabilities and Stockholders’ Equity	$69,211	$66,341

(15) Financial Information of Colony Bankcorp, Inc. (Parent Only) (Continued)

COLONY BANKCORP, INC. (PARENT ONLY)

STATEMENT OF INCOME AND COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

(UNAUDITED)

	Sept 30, 2003	Sept 30, 2002
Income
Dividends from Subsidiaries	$1,816	$1,250
Other	48	56
Securities gains	0	251

	1,864	1,557

Expenses
Interest	515	336
Other	980	852

	1,495	1,188

Income Before Taxes and Equity in Undistributed Earnings of Subsidiaries	369	369
Income Tax (Benefits)	(477)	(282)

Income Before Taxes and Equity in Undistributed Earnings of Subsidiaries	846	651
Equity in Undistributed Earnings of Subsidiaries	4,183	3,811

Net Income	5,029	4,462

Other Comprehensive Income, Net of Tax
Gains (losses) on Securities Arising During Year	(699)	1,073
Reclassification Adjustment	(244)	(657)

Unrealized Gains (Losses) in Securities	(943)	416

Comprehensive Income	$4,086	$4,878

(15) Financial Information of Colony Bankcorp, Inc. (Parent Only) (continued)

COLONY BANKCORP, INC. (PARENT ONLY)

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

(UNAUDITED)

	Sept 30, 2003	Sept 30, 2002
Cash Flows from Operating Activities
Net Income	$5,029	$4,462
Adjustments to Reconcile Net Income to Net Cash Provided from Operating Activities
Depreciation and Amortization	62	52
Equity in Undistributed Earnings of Subsidiary	(4,183)	(3,811)
Other	(166)	(300)

	742	403

Cash Flows from Investing Activities
Sales and maturities of securities	0	301
Cash used in business acquisition, net	0	(2,371)
Capital Infusion in Subsidiary	(125)	(650)
Purchase of Premises and Equipment	(236)	(8)
Investment in Statutory Trust	0	(279)

	(361)	(3,007)

Cash Flows from Financing Activities
Dividends Paid	(1,077)	(849)
Purchase of Treasury Stock	0	(537)
Principal Payments on Notes and Debentures	0	(5,896)
Proceeds from Notes and Debentures	0	10,136

	(1,077)	2,854

Increase (Decrease) in Cash and Cash Equivalents	(696)	250
Cash and Cash Equivalents, Beginning	745	63

Cash and Cash Equivalents, Ending	$49	$313

(16) Legal Contingencies

In the ordinary course of business, there are various legal proceedings pending against Colony and its subsidiaries. The aggregate liabilities, if any, arising from such proceedings would not, in the opinion of management, have a material adverse effect on Colony’s consolidated financial position.

(17) Stock Grant Plan

On February 16, 1999, a restricted stock grant plan was approved by the Board. The plan was adopted for the purpose of establishing incentives designed to recognize, reward and retain executive employees whose performance, contribution and skills are critical to the Company. The plan period commences February 16, 1999 and ends February 15, 2009 with the maximum number of shares subject to restricted stock awards being 22,175 shares (48,787 shares after the two-for-one stock split effective March 31, 1999 and the five-for-four stock split effective September 1, 2003). During 2000 – 2003, the Company has issued an aggregate total of 28,150 shares pursuant to the stock grant plan, of which 1,550 shares have been forfeited, which leaves 22,187 available shares that can be issued over the remaining life of the plan.

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

The proforma information below discloses results of operations for the current period and the corresponding period in the preceding year as though the companies had combined at January 1, 2002:

	Three Months Ended		Nine Months Ended
	Sept 30, 2003	Sept 30, 2002	Sept 30, 2003	Sept 30, 2002

Interest Income	$11,885	$11,936	$35,305	$35,732

Interest Expense	4,422	5,445	14,172	17,222

Net Income	1,719	1,520	5,029	4,362

Earnings Per Share	$0.30	$0.27	$0.88	$0.79

Weighted Avg Shares Outstanding	5,694,978	5,694,978	5,694,978	5,548,031

(19) Common Stock – Stock Splits

On August 19, 2003, the Board of Directors authorized a five-for-four stock split of the Company’s common stock, in the form of a stock dividend, effective September 15, 2003, payable to shareholders of record as of September 1, 2003. The Company transferred $1,145 to common stock from undivided profits, representing the aggregate par value of the shares issued under the stock split.

All references to the number of common shares and the per common share amounts have been restated to give retroactive effect to the above stock splits for all periods presented.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Liquidity represents the ability to provide adequate sources of funds for funding loan commitments and investment activities, as well as the ability to provide sufficient funds to cover deposit withdrawals, payment of debt and financing of operations. Converting assets to cash for these funds is primarily with proceeds from collections on loans and maturities of investment securities or by attracting and obtaining new deposits. During the nine months ended September 30, 2003, the Company was successful in meeting its liquidity needs by increasing deposits 5.00 percent to $697,805,000 from deposits of $664,594,000 on December 31, 2002. Also, the Company met its liquidity needs by increasing other borrowed money and trust-preferred securities 22.86 percent to $74,243,000 from $60,427,000 on December 31, 2002. Should the need arise; the Company also maintains relationships with the Federal Home Loan Bank and several correspondent banks that can provide funds on short notice.

Liquidity is monitored on a regular basis by management. The Company’s liquidity position remained satisfactory for the nine months ended September 30, 2003. Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, funds due and securities) represented 22.71 percent of average deposits in the nine months ended September 30, 2003 as compared to 24.19 percent in the same period a year ago and 24.25 percent for calendar year 2002. Average loans represented 91.62 percent of average deposits in the nine months ended September 30, 2003 as compared to 88.91 percent in the same period a year ago and 88.64 percent for calendar year 2002. Average interest-bearing deposits were 82.22 percent of average earning assets in the nine months ended September 30, 2003 as compared to 83.19 percent in the same period a year ago and 83.36 percent for calendar year 2002.

The Company satisfies most of its capital requirements through retained earnings. During the first three months of 2003, retained earnings provided $1,301,000 of increase in equity. Additionally, equity had a decrease of $270,000 resulting from the change during the quarter in unrealized gains on securities available for sale, net of taxes and an increase of $25,000 resulting from the stock grant plan. Thus, total equity increased by a net amount of $1,056,000. During the second quarter of 2003, retained earnings provided $1,276,000 of increase in equity. Additionally, equity had an increase of $270,000 resulting from the change during the quarter in unrealized gains on securities available for sale, net of taxes, and an increase of $25,000 resulting from the stock grant plan. Thus, total equity increased by a net amount of $1,571,000 in the three months ended June 30, 2003. During the third quarter of 2003, retained earnings provided $1,318,000 of increase in equity. Additionally, equity had a decrease of $942,000 resulting from the change during the quarter in unrealized gains on securities available for sale, net of taxes, an increase of $23,000 resulting from the stock grant plan and a decrease of $5,000 for cash paid for fractional shares with the five-for-four stock split. Thus, total equity increased by a net amount of $394,000 in the three months ended September 30, 2003 and increased by a net amount of $3,021,000 in the nine months ended September 30, 2003.

During the first three months of 2002, retained earnings provided $1,086,000 of increase in equity. Additionally, equity had a decrease of $273,000 resulting from the change during the quarter in unrealized gains on securities available for sale, net of taxes, an increase of $18,000 resulting from the stock grant plan, a decrease of $537,000 resulting from treasury shares acquired through the company’s stock repurchase plan and an increase of $4,944,000 as a result of the acquisition of Quitman Federal Savings Bank. Thus, total equity increased by a net amount of $5,238,000. During the second quarter of 2002, retained earnings provided $1,263,000 of increase in equity. Additionally, equity had an increase of $1,000,000 resulting from the change during the quarter in unrealized gains on securities available for sale, net of taxes and an increase of $18,000 resulting from the stock grant plan. Thus, total equity increased by a net amount of $2,281,000 in the three months ended June 30, 2002. During the third quarter of 2002, retained earnings provided $1,199,000 of increase in equity. Additionally, equity had a decrease of $311,000 resulting from the change during the quarter in unrealized gains on securities available for sale, net of taxes and an increase of $19,000 resulting from the stock grant plan. Thus, total equity increased by a net amount of $907,000 in the three months ended September 30, 2002 and increased by a net amount of $8,426,000 in the nine months ended September 30, 2002.

As of September 30, 2003, the Company’s capital totaled approximately $54,499,000 and the only outstanding commitment for capital expenditures was by a subsidiary bank for construction of its third office in the Dougherty/Lee County market. It is anticipated that the project will approximate $1,200,000 with anticipated opening during the first quarter of 2004. As of September 30, 2003, approximately $251,000 had been paid for construction billings. The company has purchased land for a location in Thomasville, Georgia; however, it is not anticipated that construction will occur until 2004.

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

Using the capital requirements presently in effect, the Tier 1 ratio as of September 30, 2003 was 10.69 percent and total Tier 1 and 2 risk-based capital was 11.91 percent. Both of these measures compare favorably with the regulatory minimum of 4 percent for Tier 1 and 8 percent for total risk-based capital. The Company’s Tier 1 leverage ratio was 8.20 percent as of September 30, 2003 which exceeds the required ratio standard of 4 percent.

For the nine months ended September 30, 2003, average capital was $53,316,000 representing 6.63 percent of average assets for the year. This compares to 6.82 percent of average assets for the same period in 2002 and to 6.77 percent for calendar year 2002.

The company paid split-adjusted quarterly dividends of $0.060, $0.068 and $0.070, for the first three quarters of 2003, respectively, or $0.198 per share in the first three quarters of 2003 compared to quarterly dividends of $0.048, $0.056 and $0.056, for the first three quarters of 2002, respectively, or $0.16 per share in the first three quarters of 2002. The dividend payout ratio, defined as dividends per share divided by net income per share, was 22.50% for the nine months ended September 30, 2003 as compared to 20.00 percent for the same period in 2002. The dividend payout for calendar year 2002 was 21.48 percent.

As of September 30, 2003, management was not aware of any recommendations by regulatory authorities which if they were to be implemented, would have a material effect on the Company’s liquidity, capital resources or results of operations. However, it is possible that examinations by regulatory authorities in the future could precipitate additional loss charge-offs that could materially impact the Company’s liquidity, capital resources and results of operations.

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

Net Income

Net income for the three months ended September 30, 2003 was $1,719,000 as compared to $1,520,000 for the three months ended September 30, 2002, or an increase of 13.09 percent. Of this $199,000 increase from the same period a year ago, net interest income increased $972,000, provision for loan losses increased $465,000, noninterest expense increased $321,000, income tax expense increased $55,000 and noninterest income increased $68,000. On a fully diluted share basis, net income increased to $0.30 per share for the three months ended September 30, 2003 from $0.27 for the same period in 2002, or an increase of 11.11 percent.

Net income for the nine months ended September 30, 2003 was $5,029,000 as compared to $4,462,000 for the nine months ended September 30, 2002, or an increase of 12.71%. Of this increase $251,000 or 44.27 percent is attributable to Quitman Federal acquisition since their income was not included in first quarter 2002 due to their acquisition being consummated on March 29, 2002. Of the $567,000 increase from the same period a year ago, net interest income increased $3,222,000, provision for loan losses increased $788,000, noninterest income increased $180,000, noninterest expense increased $1,765,000 and income tax expense increased $282,000. On a fully diluted share basis, net income increased to $0.88 per share for the nine months ended September 30, 2003 from $0.80 for the same period in 2002, or an increase of 10.00 percent.

Net Interest Margin

A primary focus of our 2003 business plan is net interest margin improvement, which improved to 3.83 percent for third quarter 2003 compared to 3.71 percent for second quarter 2003, 3.63 percent for first quarter 2003 and 3.54 percent for fourth quarter 2002. Though improvement is noted for the past couple of quarters, third quarter 2003 net margin of 3.83 percent reflects an increase of only two basis points from third quarter 2002 net interest margin of 3.81 percent; while, net interest margin for the nine months ended September 30, 2003 of 3.72 percent is unchanged from 3.72 percent for the same period a year ago. Net interest margin compression has been primarily attributable to U. S. Federal Reserve lowering interest rates an unprecedented 475 basis points during 2001, another 50 basis points during 2002 and an additional 25 basis points during 2003. Net interest income increased 14.97 percent to $7,463,000 in the three months ended September 30, 2003 from $6,491,000 in the same period a year ago on an increase in average earning assets to $785,308,000 in the three months ended September 30, 2003 from $689,197,000 in the same period a year ago. Average loans increased by $87,494,000 or 15.58 percent, average funds sold decreased by $1,696,000 or 7.08 percent, average investment securities increased by $2,648,000 or 2.91 percent, average interest-bearing deposits in other banks increased by $7,261,000 or 81.97 percent and average interest-bearing other assets increased $404,000 or 11.02 percent resulting in a net increase in average earning assets of $96,111,000 or 13.95 percent.

The net increase in average assets was funded by a net increase in average deposits of 11.62 percent to $693,493,000 in the three months ended September 30, 2003 from $621,294,000 in the same period a year ago and a net increase in average debt and funds purchased of 39.90 percent to $60,520,000 in the three months ended September 30, 2003 from $43,261,000 in the same period a year ago. Average interest-bearing deposits increased by 11.15 percent to $641,241,000 in the three months ended September 30, 2003 from $576,927,000 in the same period a year ago while average noninterest-bearing deposits increased 17.68 percent to $52,212,000 in the three months ended September 30, 2003 from $44,367,000 in the same period a year ago. Average noninterest-bearing deposits represented 7.53 percent of average total deposits in the three months ended September 30, 2003 as compared to 7.14 percent in the same period a year ago.

Net interest income increased 17.99 percent to $21,133,000 in the nine months ended September 30, 2003 from $17,911,000 in the same period a year ago. Average earning assets increased to $763,589,000 in the nine months ended September 30, 2003 from $650,597,000 in the same period a year ago. Average loans increased by $100,572,000 or 19.29 percent, average funds sold increased by $8,183,000 or 33.68 percent, average investment securities decreased by $1,968,000 or 2.13 percent, average interest-bearing deposits in other banks increased $5,376,000 or 57.44 percent and average interest-bearing other assets increased $829,000 or 25.91 percent resulting in a net increase in average earning assets of $112,992,000 or 17.37 percent.

The net increase in average assets was funded by a net increase in average deposits of 15.77 percent to $678,733,000 in the nine months ended September 30, 2003 from $586,292,000 in the same period a year ago and a net increase in average debt and funds purchased of 21.68 percent to $54,415,000 in the nine months ended September 30, 2003 from $44,721,000 in the same period a year ago. Average interest-bearing deposits increased by 16.00 percent to $627,843,000 in the nine months ended September 30, 2003 from $541,243,000 in the same period a year ago while average noninterest-bearing deposits increased 12.97 percent to $50,890,000 in the nine months ended September 30, 2003 from $45,049,000 in the same period a year ago. Average noninterest-bearing deposits represented 7.50 percent of average total deposits in the nine months ended September 30, 2003 as compared to 7.68 percent in the same period a year ago.

Interest expense decreased in the three months ended September 30, 2003 by $1,023,000 to $4,422,000 in the three months ended September 30, 2003 from $5,445,000 in the same period a year ago and decreased by $2,364,000 to $14,172,000 in the nine months ended September 30, 2003 from $16,536,000 in the same period a year ago. The decrease is primarily attributable to the U. S. Federal Reserve lowering interest rates an unprecedented 475 basis points during 2001, 50 basis points in 2002, and another 25 basis points in 2003. The combination of the increase in average earning assets with maintenance of a relatively flat net interest margin resulted in an increase of net interest income of $972,000 in the three months ended September 30, 2003 compared to the same period a year ago and an increase in net interest income of $3,222,000 in the nine months ended September 30, 2003 compared to the same period a year ago.

Provision for Loan Losses

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on nonaccruing, past due and other loans that management believes require attention.

The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at a level management has determined to be adequate. The provision for loan losses was $1,455,000 in three months ended September 30, 2003 as compared to $990,000 in the same period a year ago, representing an increase of $465,000 or 46.97 percent. The provision for loan losses was $2,927,000 in the nine months ended September 30, 2003 as compared to $2,139,000 in the same period a year ago, representing an increase of $788,000 or 36.84 percent. The increase in provision for loan losses allowed the company’s reserve for loan losses to keep pace with the rapid loan growth that the company has experienced the past several years. Net loan charge-offs represented 114.78 percent of the provision for loan losses in the three months ended September 30, 2003 as compared to 82.32 percent in the same period a year ago. Net loan charge-offs represented 86.88 percent of the provision for loan losses in the nine months ended September 30, 2003 as compared to 68.91 percent in the same period a year ago. Net loan charge-offs in the three months ended September 30, 2003 represented 0.26 percent of average loans outstanding as compared to 0.15 percent in the same period a year ago while net loan charge-offs in the nine months ended September 30, 2003 represented 0.41 percent of average loans outstanding as compared to 0.28 percent in the same period a year ago. Net charge-offs increased significantly during third quarter 2003 due to one commercial line being charged-off that accounted for approximately 48 percent of the total third quarter 2003 charge-offs. As of September 30, 2003, the allowance for loan losses was 1.19 percent of total loans outstanding as compared to an allowance for loan losses of 1.27 percent of total loans outstanding as of September 30, 2002. The loan loss reserve of 1.19 percent of total loans outstanding provided coverage of 96.12 percent of nonperforming loans and 72.68 percent of nonperforming assets as of September 30, 2003 compared to 92.10 percent and 79.81 percent, respectively as of September 30, 2002. The determination of the reserve rests upon management’s judgment about factors affecting loan quality and assumptions about the economy. Management considers the September 30, 2003 allowance for loan losses adequate to cover potential losses in the loan portfolio.

The following table represents the Company’s loan loss experience on all loans for the three months ended September 30:

	($ in Thousands)
	2003	2002
Allowance for Loan Losses, July 1	7,963	7,101

Charge-Offs
Commercial, Financial and Agricultural	1,108	374
Real Estate – Mortgage	227	279
Consumer	335	94
All Other	42	129

	1,712	876

Recoveries
Commercial, Financial and Agricultural	7	15
Real Estate – Mortgage	14	10
Consumer	14	25
All Other	7	11

	42	61

Net Charge-Offs	1,670	815

Business Combination, Quitman Federal	0	0

Provision for Loan Losses	1,455	990

Allowance for Loan Losses, September 30	7,748	7,276

Ratio of Net Charge-Offs to Average Loans	0.26%	0.15%

The following table presents the Company’s loan loss experience on all loans for the nine months ended September 30:

	($ in Thousands)
	2003	2002
Allowance for Loan Losses, Jan 1	7,364	6,159

Charge-Offs
Commercial, Financial and Agricultural	1,589	657
Real Estate – Mortgage	501	410
Consumer	449	293
All Other	133	295

	2,672	1,655

Recoveries
Commercial, Financial and Agricultural	18	27
Real Estate – Mortgage	36	30
Consumer	47	102
All Other	28	22

	129	181

Net Charge-Offs	2,543	1,474

Business Combination, Quitman Federal	0	452

Provision for Loan Losses	2,927	2,139

Allowance for Loan Losses, September 30	7,748	7,276

Ratio of Net Charge-Offs to Average Loans	0.41%	0.28%

Noninterest Income

Noninterest income consists primarily of service charges on deposit accounts. Service charges on deposit accounts totaled $1,011,000 in the three months ended September 30, 2003 as compared to $890,000 in the same period a year ago, or an increase of 13.60 percent. This increase is attributable to additional fees resulting from the increase in noninterest-bearing and interest-bearing deposit accounts. All other noninterest income decreased to $836,000 in the three months ended September 30, 2003 from $889,000 in the same period a year ago, or a decrease of 5.96 percent. Most of the decrease is attributable to gain on the sale of securities amounting to $369,000 in third quarter 2003 compared to $488,000 in third quarter 2002. Excluding the security gains in both periods, all other noninterest income increased 16.46 percent to $467,000 in the three months ended September 30, 2003 from $401,000 in the same period a year ago and is primarily attributable to additional fee income generated by the mortgage company. Thus, total noninterest income in the three months ended September 30, 2003 was $1,847,000 compared to $1,779,000 in the same period a year ago, or an increase of 3.82 percent. Excluding the gain on sale of securities, total noninterest income in the three months ended September 30, 2003 was $1,478,000 compared to $1,291,000 in the same period a year ago, or an increase of 14.48 percent. Total noninterest income in the nine months ended September 30, 2003 was $4,743,000 compared to $4,563,000 in the same period a year ago, or an increase of 3.94 percent. Excluding the gain on sale of securities in both periods, total noninterest income in the nine months ended September 30, 2003 was $4,374,000 compared to $3,568,000 in the same period a year ago, or an increase of 22.59 percent.

Noninterest Expense

Noninterest expense increased 6.46 percent to $5,293,000 in the three months ended September 30, 2003 from $4,972,000 in the same period a year ago and increased 12.97 percent to $15,377,000 in the nine months ended September 30, 2003 from $13,612,000 in the same period a year ago. Salaries and employee benefits increased 5.27 percent to $2,839,000 in the three months ended September 30, 2003 from $2,697,000 in the same period a year ago and increased 13.06 percent to $8,414,000 in the nine months ended September 30, 2003 from $7,442,000 in the same period a year ago primarily due to increased staffing with one new branch opened during 2003 and increased commissions at the mortgage company due to increased volume. Occupancy and equipment expense increased 22.90 percent to $848,000 in the three months ended September 30,2003 from $690,000 in the same period a year ago and increased 10.54 percent to $2,401,000 in the nine months ended September 30, 2003 from $2,172,000 in the same period a year ago. All other noninterest expense increased 1.32 percent to $1,606,000 in the three months ended September 30, 2003 from $1,585,000 in the same period a year ago and increased 14.11% to $4,562,000 in the nine months ended September 30, 2003 from $3,998,000 in the same period a year ago. Other increases in noninterest expense are primarily attributable to expenses incurred in opening one new office during 2003, acquiring Quitman Federal in March 2002 and losses on disposition of foreclosed property.

Income Tax Expense

Income before taxes increased $254,000 to $2,562,000 in the three months ended September 30, 2003 from $2,308,000 in the same period a year ago with significant changes being an increase in net interest income of $972,000 in the three months ended September 30, 2003 as compared to the same period a year ago, an increase in noninterest expense, net of noninterest income of $253,000 in the three months ended September 30, 2003 as compared to the same period a year ago and an increase in provision for loan losses of $465,000 in the three months ended September 30, 2003 as compared to the same period a year ago. Income tax expense increased 6.98 percent to $843,000 in the three months ended September 30, 2003 from $788,000 in the same period a year ago. Income before taxes increased $849,000 to $7,572,000 in the nine months ended September 30, 2003 from $6,723,000 in the same period a year ago. Income tax expense increased 12.47 percent to $2,543,000 in the nine months ended September 30, 2003 from $2,261,000 in the same period a year ago. Income tax expense as a percentage of income before taxes was 32.90 percent in the three months ended September 30, 2003 compared to 34.14 percent in the same period a year ago, or a decrease of 3.63 percent while income tax expense as a percentage of income before taxes was 33.58 percent in the nine months ended September 30, 2003 compared to 33.63 percent in the same period a year ago, or a decrease of 0.15 percent.

Quantitative and Qualitative Disclosures About Market Risk

AVERAGE BALANCE SHEETS

	Nine Months Ended Sept 30, 2003			Nine Months Ended Sept 30, 2002
($ in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Income Taxable (1)	621,842	32,753	7.02%	521,270	30,450	7.79%

Investment Securities Taxable	82,577	1,907	3.08%	84,344	3,282	5.19%
Tax-Exempt (2)	7,929	327	5.50%	8,130	374	6.13%

Total Investment Securities	90,506	2,234	3.29%	92,474	3,656	5.27%

Interest-Bearing Deposits in Other Banks	14,736	120	1.09%	9,360	117	1.67%

Funds Sold	32,476	274	1.12%	24,293	311	1.71%

Interest-Bearing Other Assets	4,029	123	4.07%	3,200	132	5.50%

Total Interest-Earning Assets	763,589	35,504	6.20%	650,597	34,666	7.10%

Non-interest-Earning Assets
Cash	16,435			15,726
Allowance for Loan Losses	(7,852)			(6,636)
Other Assets	32,529			28,263

Total Noninterest-Earning Assets	41,112			37,353

Total Assets	804,701			687,950

Liabilities and Stockholders’ Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	170,817	1,730	1.35%	139,776	2,399	2.29%
Other Time	457,026	10,265	2.99%	401,467	12,361	4.11%

Total Interest-Bearing Deposits	627,843	11,995	2.55%	541,243	14,760	3.64%

Other Interest-Bearing Liabilities
Debt	54,338	1,677	4.11%	44,568	1,505	4.50%
Trust Preferred Securities	14,000	499	4.75%	6,182	268	5.78%
Funds Purchased and Securities
Sold Under Agreement to Repurchase	77	1	1.73%	153	3	2.61%

Total Other Interest-Bearing Liabilities	68,415	2,177	4.24%	50,903	1,776	4.65%

Total Interest-Bearing Liabilities	696,258	14,172	2.71%	592,146	16,536	3.72%

Noninterest-Bearing Liabilities and
Stockholders’ Equity
Demand Deposits	50,890			45,049
Other Liabilities	4,237			3,803
Stockholder’s Equity	53,316			46,952

Total Noninterest-Bearing Liabilities and Stockholders’ Equity	108,443			95,804

Total Liabilities and Stockholders’ Equity	804,701			687,950

Interest Rate Spread			3.49%			3.38%

Net Interest Income		21,332			18,130

Net Interest Margin			3.72%			3.72%

(1)	The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable equivalent adjustments totaling $88 and $92 for nine month period ended September 30, 2003 and 2002, respectively, are included in tax-exempt interest on loans.
(2)	Taxable-equivalent adjustments totaling $111 and $127 for nine month period ended September 30, 2003 and 2002, respectively, are included in tax-exempt interest on investment securites. The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

RATE/VOLUME ANALYSIS

The rate/volume analysis presented hereafter illustrates the change from period to period for each component of the taxable equivalent net interest income separated into the amount generated through volume changes and the amount generated by changes in the yields/rates.

	Changes from Sept 30, 2002 to Sept 30, 2003 (1)
($ in thousands)	Volume	Rate	Total
Interest Income
Loans, Net-taxable	$5,876	($3,573)	$2,303

Investment Securities
Taxable	(69)	(1,306)	(1,375)
Tax-exempt	(9)	(38)	(47)

Total Investment Securities	(78)	(1,344)	(1,422)

Interest-Bearing Deposits in other banks	67	(64)	3

Funds Sold	105	(142)	(37)

Other Earning Assets	34	(43)	(9)

Total Interest Income	6,004	(5,166)	838

Interest Expense
Interest-Bearing Demand and Savings Deposits	533	(1,202)	(669)
Time Deposits	1,713	(3,809)	(2,096)
Other Interest-Bearing Liabilities
Funds Purchased and Securities
Under Agreement to Repurchase	(1)	(1)	(2)
Other Debt	330	(158)	172
Trust Preferred Securities	339	(108)	231

Total Interest Expense (Benefit)	2,914	(5,278)	(2,364)

Net Interest Income	$3,090	$112	$3,202

(1)	Changes in net interest income for the periods, based on either changes in average balances or changes in average rates for interest-earning assets and interest-bearing liabilities, are shown on this table. During each year, there are numerous and simultaneous balance and rate changes; therefore, it is not possible to precisely allocate the changes between balances and rates. For the purpose of this table, changes that are not exclusively due to balance changes or rate changes have been attributed to rates.

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

The Company maintains about one-third of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years. The liabilities to fund assets are primarily in short term certificate of deposits that mature within one year. This balance sheet composition has allowed the Company to be relatively constant with its net interest margin the past several years, though the unprecedented 475 basis point decrease by U. S. Federal Reserve in 2001, 50 basis point decrease in 2002 and 25 basis point decrease in 2003 resulted in significant net interest margin pressure. Net interest margin increased to 3.83% for third quarter 2003 compared to 3.71% net interest margin for second quarter 2003 and to 3.72% for year-to-date 2003 compared to 3.72% year-to-date 2002. We anticipate continued improvement or stability in the net interest margin the balance of the year given the Federal Reserve’s present neutral interest rates forecast for the balance of 2003.

Colony Bankcorp, Inc. and Subsidiaries Interest Rate Sensitivity

The following table is an analysis of the Company’s interest rate-sensitivity position at September 30, 2003. The interest rate-sensitivity gap, which is the difference between interest-earning assets and interest-bearing liabilities by repricing period, is based upon maturity or first repricing opportunity, along with a cumulative interest rate-sensitivity gap. It is important to note that the table indicates a position at a specific point in time and may not be reflective of positions at other times during the year or in subsequent periods. Major changes in the gap position can be, and are, made promptly as market outlooks change.

Assets and Liabilities Repricing Within

	3 Months or Less	4 to 12 Months	1 Year	1 to 5 Years	Over 5 Years	Total
($ in Thousands)

EARNING ASSETS:
Interest-bearing deposits	13,915	0	13,915	0	0	13,915
Federal Funds Sold	21,408	0	21,408	0	0	21,408
Investment Securities	15,438	2,354	17,792	64,407	10,064	92,263
Loans, net of unearned income	255,075	145,716	400,791	234,716	18,393	653,900
Other earning assets	0	0	0	0	4,090	4,090

Total Interest-earning assets	305,836	148,070	453,906	299,123	32,547	785,576

INTEREST-BEARING LIABILITIES:
Interest-bearing Demand deposits (1)	132,304	0	132,304	0	0	132,304
Savings (1)	33,328	0	33,328	0	0	33,328
Time Deposits	121,971	288,099	410,070	69,408	0	479,478
Other Borrowings (2)	743	3,000	3,743	18,500	38,000	60,243
Trust Preferred Securities	14,000	0	14,000	0	0	14,000

Total Interest-bearing liabilities	302,346	291,099	593,445	87,908	38,000	719,353

Interest rate-sensitivity gap	3,490	(143,029)	(139,539)	211,215	(5,453)

Cumulative interest-sensitivity gap	3,490	(139,539)	(139,539)	71,676	66,223

Interest rate-sensivitiy gap as a percentage of interest-earning assets	0.44%	(18.20%)	(17.76)%	26.88%	(0.69)%

Cumulative interest rate-sensitivity as as a percentage of interest-earning assets	0.44%	(17.76)%	(17.76)%	9.12%	8.43%

(1)	Interest-bearing Demand and Savings accounts for repricing purposes are considered to reprice within 3 months or less.
(2)	Short-term borrowings for repricing purposes are considered to reprice within 3 months or less.

The foregoing table indicates that we had a one year negative gap of $(140) million, or (17.76)% of total assets at September 30, 2003. In theory, this would indicate that at September 30, 2003, $140 million more in liabilities than assets would reprice if there were a change in interest rates over the next 365 days. Thus, if interest rates were to decline, the gap would indicate a resulting increase in net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and our supporting liability can vary significantly while the timing of repricing of both the assets and our supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposits.

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

Liquidity

The company’s goals with respect to liquidity are to ensure that sufficient funds are available to meet current operating requirements and to provide reserves against unforeseen liquidity requirements. Management continuously reviews the Company’s liquidity position, which is maintained on a basis consistent with established internal guidelines and the tests and reviews of the various regulator authorities. The Company’s primary sources at September 30, 2003 included cash, due from banks, federal funds and short-term investment securities. The Company also has the ability, on a short-term basis, to borrow funds from Federal Home Loan Bank and correspondent banks. The mix of asset maturities contributes to the company’s overall liquidity position.

Off Balance Sheet Items

In the normal course of business, certain commitments and contingencies are incurred which are not reflected in the consolidated financial statements. Commitments under standby letters of credit to U.S. addresses approximated $1,885,000 as of September 30, 2003. Unfulfilled loan commitments as of September 30, 2003 approximated $75,468,000. No losses are anticipated as a result of commitments or contingencies.

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

On April 2, 1998, the Company was listed on Nasdaq National Market. The Company’s common stock trades on the Nasdaq Stock Market under the symbol “CBAN”. The Company presently has approximately 1,370 shareholders as of September 30, 2003. “The Nasdaq Stock Market” or “Nasdaq” is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting and order execution systems. This market also provides specialized automation services for screen-based negotiations of transactions, on-line comparison of transactions, and a range of informational services tailored to the needs of the securities industry, investors and issuers. The Nasdaq Stock Market is operated by The Nasdaq Stock Market, Inc., a wholly-owned subsidiary of the National Association of Securities Dealers, Inc.

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

ITEM 6	– EXHIBITS AND REPORTS ON FORM 8-K

A.	Exhibits –	Exhibit No. 11 –	Statement of Computation of Earnings Per Share
		Exhibit No. 31.1–	Certificate of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
		Exhibit No. 31.2 –	Certificate of Chief Financial Officer Pursuant to Section 302 of Sarbanes – Oxley Act of 2002
		Exhibit No. 32.1–	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B.	The company filed Form 8-K on July 11, 2003 reporting that a press release had been issued on July 11, 2003 in which financial results for the quarter ended June 30, 2003 was reported.

The company filed Form 8-K on August 21, 2003 reporting that a press release had been issued on August 21, 2003 in which a five–for–four stock split effective September 1, 2003 was reported.

The company filed Form 8-K on September 17, 2003 reporting that a press release had been issued on September 17, 2003 announcing the declaration of a third quarter 2003 dividend payment.

The company filed Form 8-K on October 10, 2003 reporting that a press release had been issued on October 10, 2003 in which financial results for the quarter ended September 30, 2003 was reported.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 31, 2003	/s/ James D. Minix

James D. Minix, President and Chief Executive Officer

Date: October 31, 2003	/s/ Terry L. Hester

Terry L. Hester, Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

Exhibit No. 11 -	Statement of Computation of Earnings Per Share

Exhibit No. 31.1 -	Certificate of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit No. 31.2 -	Certificate of Chief Financial Officer Pursuant to Section 302 of Sarbanes – Oxley Act of 2002

Exhibit No. 32.1 -	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002