Form 10-K
period 2003-12-31
COLONY BANKCORP INC
filed 2004-03-19
CIK 711669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Fee Required)

For the Fiscal Year Ended December 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(No Fee Required)

For the Transition Period from _____________ to ______________

Commission File Number 000-12436

COLONY BANKCORP, INC.

(Exact Name of Registrant Specified in its Charter)

Georgia	58-1492391
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

115 South Grant Street Fitzgerald, Georgia	31750
(Address of Principal Executive Offices)	(Zip Code)

(229) 426-6000

Issuer’s Telephone Number, Including Area Code

Securities Registered Pursuant to Section 12(b) of the Act: None.

Securities Registered Pursuant to Section 12(g) of the Act:

COMMON STOCK, $1.00 PAR VALUE

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 126-2). Yes ☐ No ☒

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of June 30, 2003: $68,587,540, based on stock price of $20.00.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,740,218 shares of $1.00 par value common stock as of March 5, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Annual Report are incorporated by reference from the Registrant’s definitive Proxy Statement to be filed with Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report.

Part I

Item 1

Business of the Company and Subsidiary Banks

COLONY BANKCORP, INC.

Colony Bankcorp, Inc. (the Company or Colony) is a Georgia business corporation which was incorporated on November 8, 1982. The Company was organized for the purpose of operating as a bank holding company under the Federal Bank Holding Company Act of 1956, as amended, and the bank holding company laws of Georgia (Georgia Laws 1976, p. 168, et. seq.). On July 22, 1983, the Company, after obtaining the requisite regulatory approvals, acquired 100 percent of the issued and outstanding common stock of Colony Bank of Fitzgerald (formerly The Bank of Fitzgerald), Fitzgerald, Georgia, through the merger of the Bank with a subsidiary of the Company which was created for the purpose of organizing the Bank into a one-bank holding company. Since that time, Colony Bank of Fitzgerald has operated as a wholly-owned subsidiary of the Company.

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

COLONY BANK OF FITZGERALD

History and Business of the Bank

Colony Bank of Fitzgerald is a state banking institution chartered under the laws of Georgia on November 10, 1975. Since opening on April 15, 1976, the Bank has continued a general banking business and presently serves its customers from three locations, the main office in Fitzgerald, Georgia at 302 South Main Street, a full-service branch located on Highway 129 South and a full-service branch at 1290 Houston Lake Road, Warner Robins, Georgia.

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

Part I (Continued)

Item 1 (Continued)

The Bank now serves Houston County with the opening of its branch in Warner Robins, Georgia. The Houston County market has an estimated population of 89,000. Robins Air Force base, located in Houston County, is a major employer in the area which has survived national base closure mandates and expanded in size in recent years.

A history of the Bank’s financial position for fiscal years ended 2003, 2002 and 2001 is as follows:

	2003	2002	2001
Total Assets	$149,966,267	$141,070,576	$125,417,919
Total Deposits	121,822,513	117,777,616	101,262,965
Total Stockholders’ Equity	12,260,116	11,982,136	11,641,773
Net Income	1,163,883	1,465,463	1,753,822
Number of Issued and Outstanding Shares	90,000	90,000	90,000
Book Value Per Share	$136.22	$133.13	$129.35
Net Income Per Share	12.93	16.28	19.49

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

Part I (Continued)

Item 1 (Continued)

Correspondents

As of December 31, 2003, the Bank had correspondent relationships with two other banks. The Bank’s principal correspondent is The Bankers Bank located in Atlanta, Georgia. These correspondent banks provide certain services to the Bank such as investing its excess funds, processing checks and other items, buying and selling federal funds, handling money fund transfers and exchanges, shipping coins and currency, providing security and safekeeping of funds and other valuable items, handling loan participations and furnishing management investment advice on the Bank’s securities portfolio.

COLONY BANK ASHBURN

History and Business of the Bank

Colony Bank Ashburn was chartered as a state commercial bank in 1900 and currently operates under the Financial Institutions Code of Georgia. The Bank’s deposits are insured up to $100,000 per account by the Federal Deposit Insurance Corporation. The Bank conducts business at the offices located at 515 East Washington and 416 East Washington in Ashburn, Turner County, Georgia, 137 Robert B. Lee Drive, in Lee County, Georgia, 2609 Ledo Road in Lee County, Georgia and 1031 24th Ave., E., Cordele, Georgia. The offices in Leesburg and Cordele operate under the name Colony Bank. The Bank’s business largely consists of (1) the acceptance of demand, savings and time deposits; (2) the making of loans to consumers, businesses and other institutions; (3) investment of excess funds and sale of federal funds, U.S. Treasury obligations and state, county and municipal bonds; and (4) internet online banking. The Bank’s mortgage lending services are through Georgia First Mortgage and it does not offer trust services. It acts as an agent for Visa Card and MasterCard through The Bankers Bank.

A history of the Bank’s financial position for fiscal years ended 2003, 2002 and 2001 is as follows:

	2003	2002	2001
Total Assets	$275,076,367	$253,904,346	$223,724,423
Total Deposits	239,469,173	221,166,667	193,537,598
Total Stockholders’ Equity	22,836,721	19,965,156	14,998,719
Net Income	2,586,776	2,274,771	2,181,765
Number of Issued and Outstanding Shares	50,000	50,000	50,000
Book Value Per Share	$456.73	$399.30	$299.97
Net Income Per Share	51.73	45.50	43.64

Part I (Continued)

Item 1 (Continued)

Banking Facilities

The Bank’s main office is located at 515 East Washington Street in Ashburn and consists of a building of approximately 13,000 square feet of office and banking space with an adjacent parking lot. A branch facility is located across the street from the main office and consists of a single story building with approximately 850 square feet and is operated with three drive-in windows. During 1996, the Bank entered into a 5-year lease agreement with Winn-Dixie Stores, Inc. to operate a retail banking facility at Winn Dixie=s Lee County location. This branch was closed during 2001 when a full-service branch was opened in the Lee /Dougherty Counties area. The new facility located at 2609 Ledo Road is a 5,500 square foot facility with four drive-in windows and five inside teller windows. The Bank has a second Lee County office which opened in October 1998. This full-service facility, located within the city limits of Leesburg, consists of a two-story brick building of approximately 5,000 square feet and includes three drive-in lanes. During 2002, the Bank purchased real estate in the Lee/Dougherty Counties market and will complete the construction of its third office in this market in 2004. A fourth branch office opened in Cordele, Crisp County, Georgia on October 4, 1999. The full-service branch facility consists of approximately 5,500 square feet, with four drive-in lanes and one automated teller machine. As a result of the purchase of Georgia First Mortgage Company, the Bank has a mortgage lending office at 616 North Westover Blvd., Albany, Dougherty County, Georgia. All occupied premises, with the exception of the Albany location, are owned by the Bank.

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

A history of the Bank’s financial position for fiscal years ended 2003, 2002 and 2001 is as follows:

	2003	2002	2001
Total Assets	$51,001,257	$45,591,373	$41,212,118
Total Deposits	45,010,478	40,518,755	36,433,023
Total Stockholders’ Equity	3,873,403	3,431,841	3,082,714
Net Income	704,416	504,274	402,125

Number of Issued and Outstanding Shares	250	250	250
Book Value Per Share	$15,493.61	$13,727.36	$12,330.86
Net Income Per Share	2,817.66	2,017.10	1,608.50

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

A history of the Bank’s financial position for fiscal years ended 2003, 2002 and 2001 is as follows:

	2003	2002	2001
Total Assets	$70,340,326	$63,265,468	$58,426,936
Total Deposits	62,166,376	54,352,965	48,550,642
Total Stockholders’ Equity	4,744,903	4,418,188	4,451,767
Net Income	487,661	214,264	419,059

Number of Issued and Outstanding Shares	1,750	1,750	1,750
Book Value Per Share	$2,711.37	$2,524.68	$2,543.87
Net Income Per Share	278.66	122.44	239.46

Banking Facilities

The Bank’s main office is located at 5510 Oak Street in Eastman, Dodge County, Georgia and consists of a building of approximately 11,000 square feet of office and banking space with an adjacent parking lot and is operated with three drive-in windows. The branch facility is located in Chester, Dodge County, Georgia and consists of a building with approximately 2,700 square feet of office and banking space and an adjacent parking lot. A second branch was opened during 2000 in Soperton, Treutlen County, Georgia at 310 Main Street. The branch has approximately 1,600 square feet of banking and office space with three walk-up teller units and two drive-in windows. The Bank owns all of the premises which it occupies.

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

COLONY BANK WORTH

Colony Bank Worth operated as a savings and loan stock association until it was acquired by the Company on July 31, 1991, at which time the association changed its name to Bank of Worth (subsequently named Colony Bank Worth) and became a state-chartered commercial bank. The Bank conducts business at its offices located at 402 West Franklin Street, Sylvester, Worth County, Georgia, 605 West Second Street, Tifton, Tift County, Georgia and 621 East By-Pass, NE, Moultrie, Colquitt County, Georgia. The Bank’s business consists of: (1) the acceptance of demand, savings and time deposits; (2) the making of loans to consumers, businesses and other institutions; (3) investment of excess funds and sale of federal funds, U.S. Treasury obligations and state, county and municipal bonds; and (4) certain other miscellaneous financial services usually handled for customers by commercial banks. The Bank’s deposits are insured up to $100,000 per account by the Federal Deposit Insurance Corporation. The Bank’s loan portfolio is heavily concentrated in mortgage loans due to the fact that it was previously a savings and loan. The Bank does not offer trust services. It acts as an agent for Visa Card and MasterCard through The Bankers Bank.

A history of the Bank’s financial position for fiscal years ended 2003, 2002 and 2001 is as follows:

	2003	2002	2001
Total Assets	$139,616,814	$114,374,681	$98,205,412
Total Deposits	122,489,415	99,396,934	86,444,637
Total Stockholders’ Equity	9,517,928	8,503,091	6,709,995
Net Income	1,290,945	800,780	250,297

Number of Issued and Outstanding Shares	95,790	95,790	95,790
Book Value Per Share	$99.36	$88.77	$70.05
Net Income Per Share	13.48	8.36	2.61

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

Correspondents

As of December 31, 2003, the Bank had correspondent relationships with five other banks. The Bank’s principal correspondent is The Bankers Bank located in Atlanta, Georgia. These correspondent banks provide certain services to the Bank such as investing its excess funds, processing checks and other items, buying and selling federal funds, handling money fund transfers and exchanges, shipping coins and currency, providing security and safekeeping of funds and other valuable items, handling loan participations and furnishing management investment advice on the Bank’s securities portfolio.

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

Part I (Continued)

Item 1 (Continued)

A history of the Bank’s financial position for fiscal years ended 2003, 2002 and 2001 is as follows:

	2003	2002	2001
Total Assets	$92,766,534	$85,012,492	$72,831,898
Total Deposits	76,080,893	71,801,726	62,097,131
Total Stockholders’ Equity	7,323,210	6,827,676	5,133,758
Net Income	819,657	710,803	524,727

Number of Issued and Outstanding Shares	50,730	50,730	50,730
Book Value Per Share	$144.36	$134.59	$101.20
Net Income Per Share	16.16	14.01	10.34

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

A history of the Bank’s financial position for calendar years ended 2003, 2002 and 2001 is as follows:

	Subsequent to Acquisition Date of March 29, 2002		Prior to Acquisition Date of March 29, 2002
	2003	2002	2001
Total Assets	$91,161,264	$75,647,528	$64,978,605
Total Deposits	69,781,854	60,731,151	56,305,399
Total Stockholder’s Equity	8,780,086	8,303,205	6,581,759
Net Income	1,062,749	672,157	306,829

Numbers of Issued and Outstanding Shares	1,000	100,000	507,262
Book Value Per Share	$87.80	$83.03	$12.98
Net Income Per Share	10.63	6.72	.60

Banking Facilities

The Bank’s main office is located at 602 East Screven Street in Quitman and consists of a building of approximately 6,720 square feet of office and banking space. The building has additional expansion room upstairs. The attached drive-through facility consists of three drive-through lanes plus an automated teller machine lane. The building has four inside teller windows. In March 2003, the Bank opened its first branch. The new facility, located at 2190-N North Ashley Street in Valdosta, Georgia, is a 2,200 square foot building with two drive-through lanes, three inside teller windows and a walk-up automated teller machine. The Bank owns the Quitman location and leases the Valdosta location.

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

EMPLOYEES

As of December 31, 2003, Colony Bankcorp, Inc. and its subsidiaries employed 247 full-time employees and 30 part-time employees. Colony considers its relationship with its employees to be excellent.

The subsidiary banks have noncontributory profit-sharing plans covering all employees subject to certain minimum age and service requirements. All Banks made contributions for all eligible employees in 2003. In addition, Colony Bankcorp, Inc. and its subsidiaries maintain a comprehensive employee benefit program providing, among other benefits, hospitalization, major medical insurance and life insurance. Management considers these benefits to be competitive with those offered by other financial institutions in South Georgia. Colony’s employees are not represented by any collective bargaining group.

SUPERVISION AND REGULATION

BANK HOLDING COMPANY REGULATION

General

Colony is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (BHCA). As a bank holding company registered with the Federal Reserve under the BHCA and the Georgia Department of Banking and Finance (the Georgia Department) under the Financial Institutions Code of Georgia, it is subject to supervision, examination and reporting by the Federal Reserve and the Georgia Department. Its activities are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries, or engaging in any other activity that the Federal Reserve determines to be so closely related to banking, or managing or controlling banks, as to be a proper incident to these activities.

Colony is required to file with the Federal Reserve and the Georgia Department periodic reports and any additional information as they may require. The Federal Reserve and Georgia Department will also regularly examine the Company and may examine the Banks or other subsidiaries.

Part I (Continued)

Item 1 (Continued)

Activity Limitations

The BHCA requires prior Federal Reserve approval for, among other things:

•	the acquisition by a bank holding company of direct or indirect ownership or control of more than 5 percent of the voting shares or substantially all of the assets of any bank, or

•	a merger or consolidation of a bank holding company with another bank holding company.

Similar requirements are imposed by the Georgia Department.

A bank holding company may acquire direct or indirect ownership or control of voting shares of any company that is engaged directly or indirectly in banking, or managing or controlling banks, or performing services for its authorized subsidiaries. A bank holding company may also engage in or acquire an interest in a company that engages in activities that the Federal Reserve has determined by regulation or order to be so closely related to banking as to be a proper incident to these activities. The Federal Reserve normally requires some form of notice or application to engage in or acquire companies engaged in such activities. Under the BHCA, Colony will generally be prohibited from engaging in or acquiring direct or indirect control of more than 5 percent of the voting shares of any company engaged in activities other than those referred to above.

The BHCA permits a bank holding company located in one state to lawfully acquire a bank located in any other state, subject to deposit percentage, aging requirements and other restrictions. The Riegle-Neal Interstate Banking and Branching Efficiency Act also generally provides that national and state chartered banks may, subject to applicable state law, branch interstate through acquisitions of banks in other states.

In November 1999, Congress enacted the Gramm-Leach-Bliley Act, which made substantial revisions to the statutory restrictions separating banking activities from other financial activities. Under the Gramm-Leach-Bliley Act, bank holding companies that are well capitalized, well managed and meet other conditions can elect to become “financial holding companies.” As financial holding companies, they and their subsidiaries are permitted to acquire or engage in activities that were not previously allowed bank holding companies, such as insurance underwriting, securities underwriting and distribution, travel agency activities, broad insurance agency activities, merchant banking and other activities that the Federal Reserve determines to be financial in nature or complementary to these activities. Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but the Gramm-Leach-Bliley Act applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. While Colony has not elected to become a financial holding company in order to exercise the broader activity powers provided by the Gramm-Leach-Bliley Act, it may elect to do so in the future.

Part I (Continued)

Item 1 (Continued)

Limitations on Acquisitions of Bank Holding Companies

As a general proposition, other companies seeking to acquire control of a bank holding company would require the approval of the Federal Reserve under the BHCA. In addition, individuals or groups of individuals seeking to acquire control of a bank holding company would need to file a prior notice with the Federal Reserve (which the Federal Reserve may disapprove under certain circumstances) under the Change in Bank Control Act. Control is conclusively presumed to exist if an individual or company acquires 25 percent or more of any class of voting securities of the bank holding company. Control may exist under the Change in Bank Control Act if the individual or company acquires 10 percent or more of any class of voting securities of the bank holding company.

Source of Financial Strength

Federal Reserve policy requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect bank subsidiaries in situations where additional investments in a troubled bank may not otherwise be warranted, In addition, if a bank holding company has more than one bank or thrift subsidiary, each of the bank holding company’s subsidiary depository institutions are responsible for any losses to the FDIC as a result of an affiliated depository institution’s failure. As a result, a bank holding company may be required to loan money to its subsidiaries in the form of capital notes or other instruments that qualify as capital of the subsidiary bank under regulatory rules. However, any loans from the bank holding company to those subsidiary banks will likely be unsecured and subordinated to that bank’s depositors and perhaps to other creditors of that bank.

BANK REGULATION

General

The Banks are commercial banks chartered under the laws of the State of Georgia, and as such are subject to supervision, regulation and examination by the Georgia Department. The Banks are members of the FDIC, and their deposits are insured by the FDIC’s Bank Insurance Fund up to the amount permitted by law. The FDIC and the Georgia Department routinely examine the Banks and monitor and regulate all of the Banks’ operations, including such things as adequacy of reserves, quality and documentation of loans, payments of dividends, capital adequacy, adequacy of systems and controls, credit underwriting and asset liability management, compliance with laws and establishment of branches. Interest and other charges collected or contracted for by the Banks are subject to state usury laws and certain federal laws concerning interest rates. The Banks file periodic reports with the FDIC and the Georgia Department.

Part I (Continued)

Item 1 (Continued)

Transactions with Affiliates and Insiders

The Company is a legal entity separate and distinct from the Banks. Various legal limitations restrict the Banks from lending or otherwise supplying funds to the Company and other nonbank subsidiaries of the Company, all of which are deemed to be “affiliates” of the Banks for the purposes of these restrictions. The Company and the Banks are subject to Section 23A of the Federal Reserve Act. Section 23A defines “covered transactions,” which include extensions of credit, and limits a bank’s covered transactions with any affiliate to 10 percent of such bank’s capital and surplus and with all affiliates to 20 percent of such bank’s capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and banks and their subsidiaries are prohibited from purchasing low-quality assets from the bank’s affiliates. Finally, Section 23 A requires that all of a bank’s extensions of credit to an affiliate be appropriately secured by acceptable collateral, generally United States government or agency securities. The Company and the Banks are also subject to Section 23B of the Federal Reserve Act, which generally limits covered and other transactions between a bank and its affiliates to terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the bank as prevailing at the time for transactions with unaffiliated companies.

Dividends

The Company is a legal entity separate and distinct from the Banks. The principal source of the Company’s cash flow, including cash flow to pay dividends to its stockholders, is dividends that the Banks pay to it. Statutory and regulatory limitations apply to the Banks’ payment of dividends to the Company as well as to the Company’s payment of dividends to its stockholders.

A variety of federal and state laws and regulations affect the ability of the Banks and the Company to pay dividends. A depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. The federal banking agencies may prevent the payment of a dividend if they determine that the payment would be unsafe and unsound banking practice. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. In addition, regulations promulgated by the Georgia Department limit the Bank’s payment of dividends.

Mortgage Banking Regulation

Georgia First Mortgage is licensed and regulated as a “mortgage banker” by the Georgia Department. It is also qualified as a Fannie Mae and Freddie Mac seller/servicer and must meet the requirements of such corporations and of the various private parties with which it conducts business, including warehouse lenders and those private entities to which it sells mortgage loans.

Part I (Continued)

Item 1 (Continued)

Enforcement Policies and Actions

Federal law gives the Federal Reserve and FDIC substantial powers to enforce compliance with laws, rules and regulations. Banks or individuals may be ordered to cease and desist from violations of law or other unsafe or unsound practices. The agencies have the power to impose civil money penalties against individuals or institutions of up to $1,000,000 per day for certain egregious violations. Persons who are affiliated with depository institutions can be removed from any office held in that institution and banned from participating in the affairs of any financial institution. The banking regulators have not hesitated to use the enforcement authorities provided in federal law.

Capital Regulations

The federal bank regulatory authorities have adopted capital guidelines for banks and bank holding companies. In general, the authorities measure the amount of capital an institution holds against its assets. There are three major capital tests: (i) the Total Capital ratio (the total of Tier 1 Capital and Tier 2 Capital measured against risk-adjusted assets), (ii) the Tier 1 Capital ratio (Tier 1 Capital measured against risk-adjusted assets) and (iii) the leverage ratio (Tier 1 Capital measured against average (i.e., nonrisk-weighted) assets).

Tier 1 Capital consists of common equity, retained earnings and a limited amount of qualifying preferred stock, less goodwill and certain core deposit intangibles. Tier 2 Capital consists of nonqualifying preferred stock, qualifying subordinated, perpetual and/or mandatory convertible debt, term subordinated debt and intermediate term preferred stock and up to 45 percent of the pretax unrealized holding gains on available-for-sale equity securities with readily determinable market values that are prudently valued, and a limited amount of any loan loss allowance.

In measuring the adequacy of capital, assets are generally weighted for risk. Certain assets, such as cash and U.S. government securities, have a zero risk weighting. Others, such as commercial and consumer loans, have a 100 percent risk weighting. Risk weightings are also assigned for off-balance sheet items such as loan commitments. The various are multiplied by the appropriate risk-weighting to determine risk-adjusted assets for the capital calculations. For the leverage ratio mentioned above, average assets are not risk-weighted.

The federal banking agencies must take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. There are five tiers for financial institutions: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Under these regulations, a bank will be:

•	“well capitalized” if it has a Total Capital ratio of 10 percent or greater, a Tier 1 Capital ratio of 6 percent or greater, a leverage ratio of 5 percent or better – or 4 percent in certain circumstances – and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure;

•	“adequately capitalized” if it has a Total Capital ratio of 8 percent or greater, a Tier 1 Capital ratio of 4 percent or greater, and a leverage ratio of 4 percent or greater – or 3 percent in certain circumstances – and is not well capitalized;

Part I (Continued)

Item 1 (Continued)

•	“undercapitalized” if it has a Total Capital ratio of less that 8 percent, a Tier 1 Capital ratio of less that 4 percent – or 3 percent in certain circumstances;

•	“significantly undercapitalized” if it has a Total Capital ratio of less than 6 percent or a Tier 1 Capital ratio of less than 3 percent, or a leverage ratio of less than 3 percent ; or

•	“critically undercapitalized” if its tangible equity is equal to or less than 2 percent of average quarterly assets.

Federal law generally prohibits a depository institution from making any capital distribution, including the payment of a dividend or paying any management fee to its holding company if the depository institution would be undercapitalized as a result. Undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations and are required to submit a capital restoration plan for approval. For a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of 5 percent of the depository institution’s total assets at the time it became undercapitalized, and the amount necessary to bring the institution into compliance with applicable capital standards. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. If the controlling holding company fails to fulfill its obligations under this law and files, or has filed against it, a petition under the federal Bankruptcy Code, the FDIC claim related to the holding company’s obligations would be entitled to a priority in such bankruptcy proceeding over third party creditors of the bank holding company.

Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator.

At December 31, 2003, the Company exceeded the minimum Tier 1, risk-based and leverage ratios and qualified as “well capitalized” under current Federal Reserve Board criteria. The table below sets forth certain capital information for the Company as of December 31, 2003. Consider the following brief summary rather than the preceeding and the table: As of December 31, 2003, Colony had Tier 1 Capital and Total Capital of approximately 10.81 percent and 12.06 percent, respectively, of risk-weighted assets. As of December 31, 2003, Colony had a leverage ratio of Tier 1 Capital to total average assets of approximately 8.12 percent.

Part I (Continued)

Item 1 (Continued)

	December 31, 2003
	Amount	Percent
Leverage Ratio
Actual	$69,140	8.12%
Well-Capitalized Requirement	42,574	5.00
Minimum Required (1)	34,059	4.00
Risk Based Capital:
Tier 1 Capital
Actual	69,140	10.81
Well-Capitalized Requirement	38,376	6.00
Minimum Required	25,584	4.00
Total Capital
Actual	77,140	12.06
Well-Capitalized Requirement	63,964	10.00
Minimum Required	51,171	8.00

(1)	Represents the minimum requirement. Institutions that are contemplating acquisitions or anticipating or experiencing significant growth may be required to maintain a substantially higher leverage ratio.

The guidelines also provide that institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Higher capital may be required in individual cases, depending upon a bank or bank holding company’s risk profile. All bank holding companies and banks are expected to hold capital commensurate with the level and nature of their risks, including the volume and severity of their problem loans. Lastly, the Federal Reserve’s guidelines indicate that the Federal Reserve will continue to consider a “Tangible Tier 1 Leverage Ratio,” calculated by deducting all intangibles, in evaluating proposals for expansion or new activity.

FDIC Insurance Assessments

The Banks’ deposits are insured by the FDIC and thus the Banks are subject to FDIC deposit insurance assessments. The FDIC utilizes a risk-based insurance premium scheme to determine the assessment rates for insured depository institutions. Each financial institution is assigned to one of three capital groups: well capitalized, adequately, capitalized or undercapitalized.

Each financial institution is further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution’s primary federal and, if applicable, state regulators and other information relevant to the institution’s financial condition and the risk posed to the insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification assigned to the institution by the FDIC. The FDIC is presently considering whether to charge deposit insurance premiums based upon management weaknesses and whether the Banks’ underwriting practices, concentrations of risk, and growth are undisciplined or outside industry norms.

Part I (Continued)

Item 1 (Continued)

The deposit insurance assessment rates currently range from zero basis points on deposits (for a financial institution in the highest category) to 27 basis points on deposits (for an institution in the lowest category), but may rate as high as 31 basis points. In addition, the FDIC collects The Financing Corporation (FICO) deposit assessments on assessable deposits at the same rate. FICO assessments are set quarterly, and in 2003 ranged from 1.52 to 1.68 basis points. The FICO assessment rate for the Banks for the first quarter of 2004 is 1.54 basis points of assessable deposits.

Community Reinvestment Act

The Banks are subject to the provisions of the Community Reinvestment Act of 1977, as amended (the CRA), and the federal banking agencies’ related regulations. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with safe and sound operation, to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods. The CRA requires a depository institution’s primary federal regulator, in connection with its examination of the institution or its evaluation of certain regulatory applications, to assess the institution’s record in assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency’s assessment of the institution’s record is made available to the public.

Current CRA regulations rate institutions based on their actual performance in meeting community credit needs. Following its most recent CRA examination on August 1, 2001, the Banks received a “satisfactory” rating.

Consumer Regulations

Interest and other charges collected or contracted for by the Banks are subject to state usury laws and certain federal laws concerning interest rates. The Banks’ loan operations are also subject to federal laws and regulations applicable to credit transactions, such as those:

•	Governing disclosures of credit terms to consumer borrowers;

•	Requiring financial institutions provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Governing the use and provision of information to credit reporting agencies; and

•	Governing the manner in which consumer debts may be collected by collection agencies.

Part I (Continued)

Item 1 (Continued)

The deposit operations of the Banks are also subject to laws and regulations that:

•	Impose a duty to maintain the confidentiality of consumer financial records and prescribe procedures for complying with administrative subpoenas of financial records; and

•	Governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Fiscal and Monetary Policy

Banking is a business that depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank’s earnings. Thus, Colony’s earnings and growth and that of the Banks will be subject to the influence of economic conditions, generally both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits.

The monetary policies of the Federal Reserve historically have had a significant effect on the operating results of commercial banks and mortgage banking operations and will continue to do so in the future. The Company cannot predict the conditions in the national and international economies and money markets, the actions and changes in policy by monetary and fiscal authorities, or their effect on the Banks.

Anti-Terrorism Legislation

In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures and controls generally require financial institutions to take reasonable steps to:

•	conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

•	ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

•	ascertain for any foreign bank, the shares of which are not publicly traded,, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each owner; and

•	ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

Part I (Continued)

Item 1 (Continued)

The USA PATRIOT Act requires financial institutions to establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

•	The development of internal policies, procedures and controls;

•	The designation of a compliance officer;

•	An ongoing employee training program; and

•	An independent audit function to test the programs.

In addition, the USA PATRIOT Act authorizes the Secretary of the Treasury to adopt rules increasing the cooperation and information sharing between financial institutions, regulators and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institution complying with these rules will not be deemed to have violated the privacy provisions of the Gramm-Leach-Bliley Act, as discussed above.

Item 2

Description of Property

The principal properties of the Registrant consist of the properties of the Banks. For a description of the properties of the Banks, see “Item 1 – Business of the Company and Subsidiary Banks” included elsewhere in this Annual Report.

Item 3

Legal Proceedings

The Company and its subsidiaries may become parties to various legal proceedings arising from the normal course of business. As of December 31, 2003, there are no material pending legal proceedings to which Colony or its subsidiaries are a party or of which any of its property is the subject.

Item 4

Submission of Matters to a Vote of Stockholders

No matters were submitted to a vote of the Registrant’s stockholders during the fourth quarter of 2003.

Part II

Item 5

Markets for the Registrant’s Common Stock and Related Stockholder Matters

Effective April 2, 1998, Colony Bankcorp, Inc. common stock is quoted on the NASDAQ National Market under the symbol ACBAN.@ Prior to this date, there was no public market for the common stock of the registrant.

The following table sets forth the high, low and close sale prices per share of the common stock as reported on the NASDAQ National Market, and the dividends declared per share for the periods indicated.

	High	Low	Close	Dividends Per Share
Year Ended December 31, 2003

Fourth Quarter	$21.50	$17.50	$20.20	$0.0725
Third Quarter	22.00	16.00	17.79	0.0700
Second Quarter	16.72	13.70	16.00	0.0680
First Quarter	15.99	12.04	14.19	0.0600

Year Ended December 31, 2002

Fourth Quarter	12.80	10.88	12.80	0.0600
Third Quarter	12.95	10.96	11.60	0.0560
Second Quarter	11.76	10.40	11.00	0.0560
First Quarter	11.11	10.18	11.04	0.0480

*	Prices adjusted to reflect 5-for-4 stock split effective September 1, 2003.

The Registrant paid cash dividends on its common stock of $1,554,688 or $0.2705 per share and $1,257,689 or $0.22 per share in 2003 and 2002, respectively. The Company’s board of directors approved a reduction in the par value of common stock on February 16, 1999. Par value was reduced from $10 to $1 per share.

As of December 31, 2003, the Company had approximately 1,550 stockholders of record.

Part II (Continued)

Item 6

Selected Financial Data

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in Thousands, except per share data)
Selected Balance Sheet Data:
Total Assets	$868,606	$781,535	$621,549	$519,903	$435,272
Total Loans	654,177	571,816	456,052	388,003	315,435
Total Deposits	732,318	664,594	528,017	450,012	374,450
Investment Securities	110,408	90,407	77,433	68,905	61,393
Federal Home Loan Bank Stock	3,000	2,837	2,214	1,610	1,426
Stockholders’ Equity	55,976	51,428	41,971	40,210	35,011
Selected Income Statement Data:
Interest Income	46,451	45,623	45,524	41,758	33,260
Interest Expense	18,415	21,997	25,740	22,265	17,114

Net Interest Income	28,036	23,626	19,784	19,493	16,146
Provision for Loan Losses	4,060	2,820	1,854	2,280	1,166
Other Income	7,010	6,518	4,887	3,491	3,119
Other Expense	20,778	18,731	15,507	14,004	12,017

Income Before Tax	10,208	8,593	7,310	6,700	6,082
Income Tax Expense	3,392	2,841	2,444	2,187	1,902

Net Income Before Minority Interest and Cumulative Effect	6,816	5,752	4,866	4,513	4,180

Minority Interest	—	—	—	—	—
Net Income Before Cumulative Effect	6,816	5,752	4,866	4,513	4,180
Cumulative Effect	—	—	—	—	—

Net Income	$6,816	$5,752	$4,866	$4,513	$4,180

Weighted Average Shares Outstanding (1)	5,702	5,595	5,479	5,549	5,544
Shares Outstanding (1)	5,728	5,716	5,301	5,550	5,544
Intangible Assets	$691	$847	$457	$511	$208
Dividends Paid	1,555	1,258	1,055	844	621
Average Assets	816,666	707,631	563,945	476,753	406,794
Average Stockholders’ Equity	53,843	47,910	42,697	37,238	34,204
Net Charge-Offs	2,908	2,067	1,356	1,301	1,210
Reserve for Loan Losses	8,516	7,364	6,159	5,661	4,682
OREO	2,724	1,357	1,554	349	883
Nonperforming Loans	7,492	7,871	8,713	5,937	5,698
Nonperforming Assets	10,216	9,228	10,267	6,286	6,581
Average Assets	774,984	669,724	530,787	448,657	378,367
Noninterest-Bearing Deposits	64,044	51,533	45,967	38,649	33,720

Part II (Continued)

Item 6 (Continued)

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in Thousands, except per share data)
Per Share Data: (1)
Net Income (Diluted)	$1.19	$1.03	$0.89	$0.81	$0.75
Book Value	9.77	9.00	7.92	7.25	6.31
Tangible Book Value	9.65	8.85	7.83	7.15	6.28
Dividends	0.2705	0.22	0.192	0.152	0.112
Profitability Ratios:
Net Income to Average Assets	0.83%	0.81%	0.86%	0.95%	1.03%
Net Income to Average Stockholders’ Equity	12.66	12.01	11.40	12.12	12.22
Net Interest Margin	3.65	3.57	3.78	4.39	4.33
Loan Quality Ratios:
Net Charge-Offs to Total Loans	0.44	0.36	0.30	0.34	0.38
Reserve for Loan Losses to Total Loans and OREO	1.30	1.29	1.35	1.46	1.48
Nonperforming Assets to Total Loans and OREO	1.56	1.61	2.24	1.62	2.08
Reserve for Loan Losses to Nonperforming Loans	113.67	93.56	70.69	95.35	81.17
Reserve for Loan Losses to Total Nonperforming Assets	83.36	79.80	59.99	90.06	71.14
Liquidity Ratios:
Loans to Total Deposits	89.33	86.04	86.37	86.22	84.24
Loans to Average Earning Assets	84.41	85.38	85.92	86.48	83.37
Noninterest-Bearing Deposits to Total Deposits	8.75	7.75	8.71	8.59	9.01
Capital Adequacy Ratios:
Common Stockholders’ Equity to Total Assets	6.45	6.58	6.75	7.73	8.04
Total Stockholders’ Equity to Total Assets	6.45	6.58	6.75	7.73	8.04
Dividend Payout Ratio	22.73	21.36	21.57	18.77	14.93

(1)	All per share data adjusted to reflect 5-for-4 stock split effective September 1, 2003.

Part II

Item 7

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Factors that Could Affect Future Results

Certain statements contained in this Annual Report that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act), notwithstanding that such statements are not specifically identified. In addition, certain statements may be contained in the Company’s future filings with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of Colony Bankcorp, Inc. or its management or board of directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	Local and regional economic conditions and the impact they may have on the Company and its customers and the Company’s assessment of that impact.

•	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.

•	The effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board.

•	Inflation, interest rate, market and monetary fluctuations.

•	Political instability.

•	Acts of war or terrorism.

•	The timely development and acceptance of new products and services and perceived overall value of these products and services by users.

•	Changes in consumer spending, borrowings and savings habits.

•	Technological changes.

•	Acquisitions and integration of acquired businesses.

Part II (Continued)

Item 7 (Continued)

•	The ability to increase market share and control expenses.

•	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply.

•	The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters.

•	Changes in the Company’s organization, compensation and benefit plans.

•	The costs and effects of litigation and of unexpected or adverse outcomes in such litigation.

•	Greater than expected costs or difficulties related to the integration of new lines of business.

•	The Company’s success at managing the risks involved in the foregoing items.

Forward-looking statements speak only as of the date on which such statements are made. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.

The Company

Colony Bankcorp, Inc. (Colony) is a bank holding company headquartered in Fitzgerald, Georgia that provides, through its wholly-owned subsidiaries (collectively referred to as the Company), a broad array of products and services throughout 15 Georgia markets. The Company offers commercial, consumer and mortgage banking services.

Application of Critical Accounting Policies and Accounting Estimates

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

Part II (Continued)

Item 7 (Continued)

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

The Company determines the amount of the allowance based on relative risk characteristics of the loan portfolio. The allowance recorded for commercial loans is based on reviews of individual credit relationships and historical loss experience. The allowance recorded for homogeneous consumer loans is based on an analysis of loan mix, risk characteristics of the portfolio, and historical losses, adjusted for current trends, for each homogeneous category or group of loans. The allowance for loan losses relating to impaired loans is based on the loan’s observable market price, the collateral for certain collateral-dependent loans, or the discounted cash flows using the loan’s effective interest rate.

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

Part II (Continued)

Item 7 (Continued)

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of December 31, 2003 and 2002, and results of operations for each of the three years in the period ended December 31, 2003. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report. All of the acquisitions during the reported periods were accounted for as purchase transactions, and as such, their related results of operations are included from the date of acquisition. Colony Bank Quitman (formerly Quitman Federal Savings Bank) acquired on March 2002 contributed $673 thousand to net income in 2002, or 11.70 percent of total net income and contributed $1.06 million to net income in 2003, or 15.60 percent of total net income. Colony Bank Quitman closed on December 31, 2002 at $75.6 million in total assets, or 9.67 percent of total assets and closed on December 31, 2003 at $91.1 million in total assets, or 10.50 percent of total assets.

Prior year financial statements have been restated to de-consolidate the Company’s investment in Colony Bankcorp Statutory Trusts I and II in connection with the implementation of a new accounting standard related to variable interest entities during 2003.

Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 34 percent federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.

Dollar amounts in tables are stated in thousands, except for per share amounts.

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets. Net income totaled $6.82 million, or $1.19 diluted per common share in 2003 compared to $5.75 million, or $1.03 diluted per common share in 2002 and $4.87 million, or $0.89 diluted per common share in 2001.

Part II (Continued)

Item 7 (Continued)

Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

	2003	2002	2001
Taxable–Equivalent Net Interest Income	$28,314	$23,926	$20,064
Taxable-Equivalent Adjustment	278	300	280

Net Interest Income	28,036	23,626	19,784
Provision for Possible Loan Losses	4,060	2,820	1,854
Noninterest Income	7,010	6,518	4,887
Noninterest Expense	20,778	18,731	15,507

Income Before Income Taxes	10,208	8,593	7,310
Income Taxes	3,392	2,841	2,444

Net Income	$6,816	$5,752	$4,866

Basic Per Common Share
Net Income	$1.20	$1.03	$0.89
Diluted Per Common Share
Net Income	$1.19	$1.03	$0.89
Return on Average Assets
Net Income	0.83%	0.81%	0.86%
Return on Average Equity
Net Income	12.66%	12.01%	11.40%

Income from operations for 2003 increased $1.06 million, or 18.50 percent, compared to 2002. The increase was primarily the result of a $4.41 million increase in net interest income and a $0.49 million increase in noninterest income. The impact of these items was partly offset by a $2.05 million increase in noninterest expense, an increase of $1.24 million in the provision for possible loan losses and a $0.55 million increase in income tax expense. Income from operations for 2002 increased $0.89 million, or 18.21 percent compared to 2001. The increase was primarily due to a $3.84 million increase in net interest income and a $1.63 million increase in noninterest income. The impact of these items was partly offset by a $3.22 million increase in noninterest expense, a $0.96 million increase in the provision for possible loan losses and a $0.40 million increase in income tax expense.

Part II (Continued)

Item 7 (Continued)

Details of the changes in the various components of net income are further discussed as follows:

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 52.4 percent of total revenue during 2003. Net interest margin is the taxable-equivalent net interest income as a percentage of average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Company’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, began 2001 at 9.50 percent and decreased 150 basis points in the first quarter, decreased 125 basis points in the second quarter, decreased 75 basis points in the third quarter and decreased 125 basis points in the fourth quarter to end the year at 4.75 percent. During 2002, the prime rate remained at 4.75 percent until the fourth quarter when the rate decreased 50 basis points to 4.25 percent. During 2003, the prime rate remained at 4.25 percent until the end of the second quarter, when the rate decreased 25 basis points to 4.00 percent. The federal funds rate, which is the cost of immediately available overnight funds, decreased in a similar manner. It began 2001 at 6.50 percent and decreased 475 basis points over the course of the year, and it began 2002 at 1.75 percent and decreased 50 basis points in the fourth quarter. During 2003, the federal funds rate remained at 1.25 percent until the end of the second quarter, when the rate decreased 25 basis points to 1.00 percent.

The following table presents the changes in taxable-equivalent net interest income and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and the changes due to changes in the average interest rate on those assets and liabilities. The changes in net interest income due to changes in both average volume and average interest rate have been allocated to the average volume change or the average interest rate change in proportion to the absolute amounts of the change in each. The Company’s consolidated average balance sheets along with an analysis of taxable-equivalent net interest earnings are presented in the Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

Part II (Continued)

Item 7 (Continued)

Rate/Volume Analysis

The rate/volume analysis presented hereafter illustrates the change from year to year for each component of the taxable equivalent net interest income separated into the amount generated through volume changes and the amount generated by changes in the yields/rates.

	Changes From 2002 to 2003(a)			Changes From 2001 to 2002(a)
($ in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest Income
Loans, Net - Taxable	$7,192	$(4,818)	$2,374	$9,771	$(9,301)	$470

Investment Securities
Taxable	96	(1,529)	(1,433)	948	(977)	(29)
Tax-Exempt	43	(102)	(59)	(14)	(4)	(18)

Total Investment Securities	139	(1,631)	(1,492)	934	(981)	(47)

Interest-Bearing Deposits in Other Banks	65	(77)	(12)	139	(200)	(61)

Funds Sold	47	(171)	(124)	516	(690)	(174)

Other Interest-Earning Assets	29	32	61	148	(217)	(69)

Total Interest Income	7,472	(6,665)	807	11,508	(11,389)	119

Interest Expense
Interest-Bearing Demand and Savings Deposits	590	(1,506)	(916)	1,496	(1,047)	449
Time Deposits	2,002	(5,203)	(3,201)	3,922	(8,448)	(4,526)
Other Interest-Bearing Liabilities
Funds Purchased and Securities
Under Agreement to Repurchase	(1)	(1)	(2)	(8)	(3)	(11)
Trust Preferred Securities	437	(167)	270		416	416
Other Debt	468	(201)	267	376	(448)	(72)

Total Interest Expense (Benefit)	3,496	(7,078)	(3,582)	5,786	(9,530)	(3,744)

Net Interest Income	$3,976	$413	$4,389	$5,722	$(1,859)	$3,863

(a)	Changes in net interest income for the periods, based on either changes in average balances or changes in average rates for interest-earning assets and interest-bearing liabilities, are shown on this table. During each year, there are numerous and simultaneous balance and rate changes; therefore, it is not possible to precisely allocate the changes between balances and rates. For the purpose of this table, changes that are not exclusively due to balance changes or rate changes have been attributed to rates.

Part II (Continued)

Item 7 (Continued)

Our financial performance is impacted by, among other factors, interest rate risk and credit risk. We do not utilize derivatives to mitigate our credit risk, relying instead on an extensive loan review process and our allowance for loan losses.

Interest rate risk is the change in value due to changes in interest rates. The Company is exposed only to U.S. dollar interest rate changes and, accordingly, the Company manages exposure by considering the possible changes in the net interest margin. The Company does not have any trading instruments nor does it classify any portion of its investment portfolio as held for trading. The Company does not engage in any hedging activity or utilize any derivatives. The Company has no exposure to foreign currency exchange rate risk, commodity price risk and other market risks. This risk is addressed by our Asset & Liability Management Committee (ALCO) which includes senior management representatives. The ALCO monitors interest rate risk by analyzing the potential impact to the net portfolio of equity value and net interest income from potential changes to interest rates and considers the impact of alternative strategies or changes in balance sheet structure.

Interest rates play a major part in the net interest income of financial institutions. The repricing of interest-earnings assets and interest-bearing liabilities can influence the changes in net interest income. The timing of repriced assets and liabilities is Gap management and our Company has established its policy to maintain a Gap ratio in the one-year time horizon of .80 to 1.20.

Our exposure to interest rate risk is reviewed on at least a quarterly basis by our board of directors and the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine our change in net portfolio value in the event of assumed changes in interest rates. In order to reduce the exposure to interest rate fluctuations, we have implemented strategies to more closely match our balance sheet composition. We are generally focusing our investment activities on securities with terms or average lives in the 2-5 year range.

The Company maintains about one-third of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years. The liabilities to fund assets are primarily in short-term certificates of deposit that mature within one year. This balance sheet composition has allowed the Company to be relatively constant with its net interest margin the past several years, though the unprecedented 475 basis point decrease by U.S. Federal Reserve in 2001, 50 basis point decrease in 2002 and 25 basis point decrease in 2003 resulted in significant net interest margin pressure. Net interest margin increased to 3.65 percent for 2003 compared to 3.57 percent in 2002 and 3.78 percent in 2001. We anticipate continued improvement or stability in the net interest margin for 2004 given the Federal Reserve’s present neutral interest rates forecast for the balance of 2004.

Part II (Continued)

Item 7 (Continued)

Taxable-equivalent net interest income for 2003 increased $4.39 million, or 18.34 percent, compared to 2002, while taxable-equivalent net interest income for 2002 increased by $3.86 million, or 19.25 percent compared to 2001. The significant fluctuation between the comparable periods resulted from the positive impact of growth in the average volume of earning assets that was partially offset by the negative impact of declining average interest rates. The average volume of earning assets during 2003 increased almost $105 million compared to 2002 while over the same period the net interest margin increased by 8 basis points from 3.57 percent to 3.65 percent. Similarly, the average volume of earning assets during 2002 increased $139 million compared to 2001 while over the same period the net interest margin decreased 21 basis points from 3.78 percent to 3.57 percent. Growth in average earning assets during 2003 and 2002 was primarily in loans. The slight increase in the net interest margin in 2003 and the decrease in net interest margin during 2002 was primarily the result of the general decline in market interest rates and the compression resulting from disproportionately larger decreases in the yields in earning assets.

The average volume of loans increased $94.9 million in 2003 compared to 2002 and increased $104.9 million in 2002 compared to 2001. The average yield on loans decreased 77 basis points in 2003 compared to 2002 and 173 basis points in 2002 compared to 2001. Funding for this growth was primarily provided by deposit growth. The average volume of deposits increased $84.8 million in 2003 compared to 2002 and increased $124.7 million in 2002 compared to 2001. Interest-bearing deposits made up 91.4 percent of the growth in average deposits in 2003 and 93.8 percent of the growth in average deposits in 2002. Accordingly, the ratio of average interest-bearing deposits to total average deposits was 92.3 percent in 2003, 92.5 percent in 2002 and 92.1 percent in 2001. This deposit mix, combined with a general decline in market rates, had the effect of (i) reducing the average cost of total deposits by 99 basis points in 2003 compared to 2002 and 170 basis points in 2002 compared to 2001; and, (ii) mitigating a portion of the impact of declining yields on earning assets on the Company’s net interest income.

The Company’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.42 percent in 2003 compared to 3.25 percent in 2002 and 3.26 percent in 2001. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Quantitative and Qualitative Disclosures About Interest Rate Sensitivity included elsewhere in this report.

Provision for Possible Loan Losses

The provision for possible loan losses is determined by management as the amount to be added to the allowance for possible loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for possible loan losses totaled $4.06 million in 2003 compared to $2.82 million in 2002 and $1.85 million in 2001. See the section captioned “Allowance for Possible Loan Losses” elsewhere in this discussion for further analysis of the provision for possible loan losses.

Part II (Continued)

Item 7 (Continued)

Noninterest Income

The components of noninterest income were as follows:

	2003	2002	2001
Service Charges on Deposit Accounts	$3,907	$3,317	$2,910
Other Charges, Commissions and Fees	316	335	339
Net Gain on Securities Transactions	369	995	387
Other	420	343	322
Mortgage Banking Income	1,998	1,528	929

Total	$7,010	$6,518	$4,887

Total noninterest income for 2003 increased $492 thousand, or 7.55 percent, compared to 2002 while total noninterest income for 2002 increased $1.63 million, or 33.4 percent, compared to 2001. Growth in noninterest income over the comparable periods was primarily in deposit service charges and mortgage banking fees. Changes in these items and the other components of noninterest income are discussed in more detail below.

Service Charges on Deposit Accounts. Service charges on deposit accounts for 2003 increased $590 thousand, or 17.79 percent, compared to 2002. The increase was primarily due to a $530 thousand increase in overdraft fees, which were mostly related to consumer accounts. The increase in overdraft fees was primarily due to the increased volume in consumer and commercial accounts.

Service charges on deposits for 2002 increased $407 thousand, or 13.99 percent, compared to 2001 primarily from increased overdraft fees on consumer and commercial accounts. The increase in overdraft fees was primarily due to increased volume in consumer and commercial accounts.

Mortgage Banking Income. Mortgage banking income for 2003 increased $470 thousand, or 30.76 percent, compared to 2002. The increase was primarily due to increased mortgage loan activity during 2003 that was primarily attributable to the favorable interest rate environment. Much of the increased activity was refinancing which the Company anticipates trending downward in future years as most borrowers have already refinanced to historical low rates.

Mortgage banking income for 2002 increased $599 thousand, or 64.5 percent, compared to 2001. The increase was primarily due to increased mortgage loan activity during 2002 that was primarily attributable to the favorable interest rate environment as many borrowers refinanced debt on their homes.

All Other Noninterest Income. The aggregate of all other noninterest income accounts decreased $568 thousand, or 33.95 percent, compared to 2002. The decrease was primarily due to the decreased gain on the sale of securities as 2003 gains realized were $369 thousand compared to $995 thousand during 2002, or a decrease of $626 thousand. Gain on the sale of securities helped position the Company’s balance sheet to take advantage of anticipated interest rate increases in future years.

Part II (Continued)

Item 7 (Continued)

The aggregate of all other noninterest income accounts increased $625 thousand, or 59.64 percent, compared to 2001. The increase was primarily due to the increased gain on the sale of securities as 2002 gains realized were $995 thousand compared to $387 thousand during 2001, or an increase of $608 thousand.

Noninterest Expense

The components of noninterest expense were as follows:

	2003	2002	2001
Salaries and Employee Benefits	$11,227	$10,200	$8,557
Occupancy and Equipment	3,189	3,027	2,688
Other	6,362	5,504	4,262

Total	$20,778	$18,731	$15,507

Total noninterest expense for 2003 increased $2.05 million, or 10.93 percent, compared to 2002 while total noninterest expense for 2002 increased $3.2 million, or 20.79 percent, compared to 2001. Growth in noninterest expense in 2003 and 2002 was primarily in salaries, employee benefits, occupancy and equipment expense and other noninterest expenses. These items and the changes in the various components of noninterest expense are discussed in more detail below.

Salaries and Employee Benefits. Salaries and benefits expense for 2003 increased $1.03 million, or 10.07 percent, compared to 2002. The increase is primarily related to increases in headcount, merit increases and increases in commissions paid in connection with increased revenues associated with Georgia First Mortgage. Salaries and benefits expense for 2002 increased $1.64 million, or 19.20 percent, compared to 2001. The significant increase from 2001 was the result of opening new offices with the Company’s denovo branch expansions and the acquisition of Quitman Federal in March 2002.

Occupancy and Equipment. Net occupancy expense for 2003 increased $162 thousand, or 5.35 percent, compared to 2002. The Company experienced increased net occupancy and equipment expense for 2003 resulting from one additional office opened during 2003 and additional leasing of office space in mid-2002. The impact of a new office and additional leasing of office space resulted in higher building maintenance, insurance and utilities costs, higher depreciation on building and equipment and higher lease expense. Net occupancy and equipment cost for 2002 increased $339 thousand, or 12.61 percent, compared to 2001 primarily due to increased maintenance, utilities cost, depreciation and lease expense associated with two new branches opened during 2001 and the acquisition of Quitman Federal in March 2002.

All Other Noninterest Expense. All other noninterest expense for 2003 increased $858 thousand, or 15.59 percent, compared to 2002. The increase is primarily due to additional overhead associated with new offices opened. In addition, legal and professional fees increased $154 thousand, director fees increased $48 thousand, other losses for litigation contingency fund increased $100 thousand and city, county and state business occupation taxes increased $65 thousand, stationery and supplies expense increased $65 thousand and software and license fee expense increased $59 thousand to account for additional increases for 2003 compared to 2002.

Part II (Continued)

Item 7 (Continued)

All other noninterest expense for 2002 increased $1.2 million, or 29.14 percent, compared to 2001. The increase is primarily due to two new branches opened during 2001 and the acquisition of Quitman Federal in March 2002. In addition, legal and professional fees increased $77 thousand, ATM expense increased $81 thousand, general insurance expense increased $48 thousand, internet banking expense increased $49 thousand, telephone expense increased $80 thousand and intangible amortization increased $70 thousand to account for additional increases for 2002 compared to 2001.

Sources and Uses of Funds

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the assets in which those funds are invested as a percentage of the Company’s average total assets for the period indicated. Average assets totaled $817 million in 2003 compared to $708 million in 2002 and $564 million in 2001.

	2003		2002		2001
Sources of Funds:
Deposits:
Noninterest-Bearing	$52,745	6.5%	$45,489	6.4%	$37,744	6.7%
Interest-Bearing	635,879	77.9	558,294	78.9	441,389	78.2
Federal Funds Purchased	71	—	117	—	287	0.1
Long-Term Debt and Other Borrowings	69,813	8.5	51,905	7.3	37,952	6.7
Other Noninterest-Bearing Liabilities	4,315	0.5	3,916	0.6	3,876	0.7
Equity Capital	53,843	6.6	47,910	6.8	42,697	7.6

Total	$816,666	100.0%	$707,631	100.0%	$563,945	100.0%

Uses of Funds:
Loans	$622,223	76.2%	$528,106	74.6%	$424,294	75.3%
Securities	92,846	11.4	90,242	12.8	75,036	13.3
Federal Funds Sold	33,742	4.1	30,758	4.3	17,230	3.1
Interest-Bearing Deposits in Other Banks	14,208	1.7	10,186	1.4	6,294	1.1
Other Interest-Earning Assets	4,052	0.5	3,351	0.5	1,959	0.3
Other Noninterest-Earning Assets	49,595	6.1	44,988	6.4	39,132	6.9

Total	$816,666	100.0%	$707,631	100.0%	$563,945	100.0%

Deposits continue to be the Company’s primary source of funding. Over the comparable periods, the relative mix of deposits continues to be high in interest-bearing deposits. Interest-bearing deposits totaled 92.34 percent of total average deposits in 2003 compared to 92.47 percent in 2002 and 92.12 percent in 2001.

The Company primarily invests funds in loans and securities. Loans continue to be the largest component of the Company’s mix of invested assets. Loan demand continues to be strong as total loans were $654 million at December 31, 2003, up 14.3 percent, compared to loans of $572 million at December 31, 2002, while total loans at December 31, 2002 were up 25.4 percent compared to loans of $456 million at December 31, 2001. See additional discussion regarding the Company’s loan portfolio in the section captioned “Loans” included below. The majority of funds provided by deposit growth have been invested in loans.

Part II (Continued)

Item 7 (Continued)

Loans

The following table presents the composition of the Company’s loan portfolio as of December 31 for the past five years.

($ in thousands)	2003	2002	2001	2000	1999
Commercial, Financial and Agricultural	$44,590	$46,598	$65,004	$77,448	$42,595
Real Estate
Construction	25,294	21,341	7,988	5,961	4,003
Mortgage, Farmland	33,097	29,503	28,130	23,411	24,179
Mortgage, Other	459,277	392,387	277,146	207,396	185,663
Consumer	73,020	73,462	64,884	59,862	48,226
Other	18,932	8,581	12,903	13,929	10,775

	654,210	571,872	456,055	388,007	315,441
Unearned Discount	(33)	(56)	(3)	(4)	(6)
Allowance for Loan Losses	(8,516)	(7,364)	(6,159)	(5,661)	(4,682)

Loans	$645,661	$564,452	$449,893	$382,342	$310,753

The following table presents total loans as of December 31, 2003 according to maturity distribution.

($ in thousands)
Maturity
One Year or Less	$399,898
After One Year through Five Years	235,369
After Five Years	18,943

$654,210

Overview. Loans totaled $654 million at December 31, 2003, up 14.4 percent from December 31, 2002 loans of $572 million. The majority of the Company’s loan portfolio is comprised of the real estate loans-other and installment loans to individuals. Real estate loans-other, which is primarily 1-4 family residential properties and nonfarm nonresidential properties, made up 70.20 percent and 68.61 percent of total loans while installment loans to individuals made up 11.16 percent and 12.85 percent of total loans at December 31, 2003 and 2002, respectively. Real estate loans-other include both commercial and consumer balances.

Loan Origination/ Risk Management. The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and nonperforming and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.

Part II (Continued)

Item 7 (Continued)

Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. Once it is determined that the borrower’s management possesses sound ethics and solid business acumen, the Company’s management examines current and projected cash flows to determine the ability of the borrower to repay his/her obligations as agreed. Underwriting standards are designed to promote relationship banking rather than transactional banking. Most commercial and industrial loans are secured by the assets being financed or other business assets; however, some short-term loans may be made on an unsecured basis.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. As detailed in the discussion of real estate loans below, the properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves.

From time to time, the Company may originate loans to developers and builders that are secured by non-owner occupied properties. In such cases, the Company generally requires the borrower to have had an existing relationship with the Company and have a proven record of success. Commercial real estate loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim mini-perm loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, general economic conditions and the availability of long-term financing.

The Company originates consumer loans utilizing a credit scoring analysis to supplement the underwriting process. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed, jointly by line and staff personnel. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk. Additionally, trend and outlook reports are reviewed by management on a regular basis.

The Company maintains an independent loan review department that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to management. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company’s policies and procedures.

Commercial, Financial and Agricultural. Commercial, financial and agricultural loans at December 31, 2003 decreased 4.31 percent from December 31, 2002 to $44.6 million. The Company’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Company’s loan policy guidelines.

Part II (Continued)

Item 7 (Continued)

Industry Concentrations. As of December 31, 2003 and 2002, there were no concentrations of loans within any single industry in excess of 10 percent of total loans, as segregated by Standard Industrial Classification code (SIC code). The SIC code is a federally designed standard industrial numbering system used by the Company to categorize loans by the borrower’s type of business.

Collateral Concentrations. Lending is concentrated in commercial and real estate loans primarily to local borrowers. The Company has a high concentration of real estate loans; however, these loans are well collateralized and, in management’s opinion, do not pose an adverse credit risk. In addition, the balance of the loan portfolio is sufficiently diversified to avoid significant concentration of credit risk. Although the Company has a diversified loan portfolio, a substantial portion of borrower’s ability to honor their contracts is dependent upon the viability of the real estate economic sector.

Large Credit Relationships. The Company is currently in fifteen counties in south and central Georgia and include metropolitan markets in Doughtery, Lowndes and Houston counties. As a result, the Company originates and maintains large credit relationships with several commercial customers in the ordinary course of business. The Company considers large credit relationships to be those with commitments equal to or in excess of $5.0 million prior to any portion being sold. Large relationships also include loan participations purchased if the credit relationship with the agent is equal to or in excess of $5.0 million. In addition to the Company’s normal policies and procedures related to the origination of large credits, the Company’s Central Credit Committee must approve all new and renewed credit facilities which are part of large credit relationships. The following table provides additional information on the Company’s large credit relationships outstanding at year-end.

	2003			2002
	Number of Relationships	Period End Balances		Number of Relationships	Period End Balances
		Committed	Outstanding		Committed	Outstanding
Large Credit Relationships
$10 Million and Greater	1	$10,416	$9,673	1	$10,729	$10,542
$5 Million to $9.9 Million	2	12,299	11,591	1	5,096	5,096

Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table presents the maturity distribution of the Company’s loans at December 31, 2003. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate.

Part II (Continued)

Item 7 (Continued)

	Due in One Year or Less	After One Year Through Five Years	After Five Years	Total
Loans with Fixed Interest Rates	$173,454	$222,106	$18,943	$414,503
Loans with Floating Interest Rates	226,444	13,263	—	239,707

Total	$399,898	$235,369	$18,943	$654,210

The Company may renew loans at maturity when requested by a customer whose financial strength appears to support such renewal or when such renewal appears to be in the Company’s best interest. In such instances, the Company generally requires payment of accrued interest and may adjust the rate of interest, require a principal reduction or modify other terms of the loan at the time of renewal.

Nonperforming Assets and Potential Problem Loans

Year-end nonperforming assets and accruing past due loans were as follows:

	2003	2002	2001	2000	1999
Loans Accounted for on Nonaccrual	$7,251	$6,899	$8,205	$5,164	$5,334
Loans Past Due 90 Days or More	241	935	332	751	332
Renegotiated Loans	—	37	176	22	32
Other Real Estate Foreclosed	2,724	1,357	1,554	349	883

Total Nonperforming Assets	$10,216	$9,228	$10,267	$6,286	$6,581

Nonperforming Assets as a Percentage of
Total Loans and Foreclosed Assets	1.56%	1.61%	2.24%	1.62%	2.08%
Total Assets	1.18%	1.18%	1.65%	1.21%	1.51%
Accruing Past Due Loans:
30 – 89 Days Past Due	6,703	9,618	10,326	4,761	3,040
90 or More Days Past Due	241	935	332	751	332

Total Accruing Past Due Loans	$6,944	$10,553	$10,658	$5,512	$3,372

Nonperforming assets include nonaccrual loans, loans past due 90 days or more, restructured loans and foreclosed real estate. Nonperforming assets at December 31, 2003 increased 10.7 percent from December 31, 2002. The significant increase in foreclosed real estate is primarily a 1–4 residential subdivision and golf course development for approximately $2.0 million that was reclassified from nonaccrual to other real estate in the third quarter of 2003. A contract has been signed with scheduled closing in first quarter 2004 that would remove this asset from nonperforming though there is one 60-day extension from March 31, 2004 included in the contract.

Part II (Continued)

Item 7 (Continued)

Generally, loans are placed on nonaccrual status if principal or interest payments become 90 days past due and/or management deems the collectibility of the principal and/or interest to be in question, as well as when required by regulatory requirements. Loans to a customer whose financial condition has deteriorated are considered for nonaccrual status whether or not the loan is 90 days or more past due. For consumer loans, collectibility and loss are generally determined before the loan reaches 90 days past due. Accordingly, losses on consumer loans are recorded at the time they are determined. Consumer loans that are 90 days or more past due are generally either in liquidation/payment status or bankruptcy awaiting confirmation of a plan. Once interest accruals are discontinued, accrued but uncollected interest is charged to current year operations. Subsequent receipts on nonaccrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Classification of a loan as nonaccrual does not preclude the ultimate collection of loan principal or interest.

Renegotiated loans are loans on which, due to deterioration in the borrower’s financial condition, the original terms have been modified in favor of the borrower or either principal or interest has been forgiven.

Foreclosed assets represent property acquired as the result of borrower defaults on loans. Foreclosed assets are recorded at estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for possible loan losses. On an ongoing basis, properties are appraised as required by market indications and applicable regulations. Write-downs are provided for subsequent declines in value and are included in other noninterest expense along with other expenses related to maintaining the properties.

The after-tax impact (based on a 34 percent marginal tax rate) of lost interest from nonperforming loans was approximately $451 thousand in 2003 compared to $358 thousand in 2002 and $386 thousand in 2001.

Allowance for Possible Loan Losses

The allowance for possible loan losses is a reserve established through a provision for possible loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The allowance for possible loan losses includes allowance allocations calculated in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS 118, and allowance allocations determined in accordance with SFAS No. 5, Accounting for Contingencies. The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

Part II (Continued)

Item 7 (Continued)

Allowance for Possible Loan Losses (Continued)

The Company’s allowance for possible loan losses consists of three elements: (i) specific valuation allowances established for probable losses on specific loans; (ii) historical valuation allowances calculated based on historical loan loss experience for similar loans with similar characteristics and trends; and (iii) unallocated general valuation allowances determined based on general economic conditions and other qualitative risk factors such as peer comparison, industry comparison and regulatory guidelines.

The allowances established for probable losses on specific loans are based on a regular analysis and evaluation of classified loans. Loans are classified based on an internal credit risk grading process that evaluates, among other things: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. This analysis is performed at the relationship manager level for all commercial loans. Loans with a calculated grade that is below a predetermined grade are adversely classified. Once a loan is classified, a risk management officer analyzes the loan to determine whether the loan is impaired and, if impaired, the need to specifically allocate a portion of the allowance for possible loan losses to the loan. Specific valuation allowances are determined by analyzing the borrower’s wherewithal to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things. If after review, a specific valuation allowance is not assigned to the loan, and the loan is not considered to be impaired, the loan is included with a pool of similar loans that is assigned a historical valuation allowance calculated based on historical loss experience.

Historical valuation allowances are calculated based on the historical loss experience of specific types of loans and the internal risk grade of such loans at the time they were charged off. The Company calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool. The historical loss ratios are periodically updated based on actual charge-off experience. A historical valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio and the total dollar amount of the loans in the pool. The Company’s pools of similar loans include similarly risk-graded groups of commercial and industrial loans, commercial real estate loans, consumer loans and 1-4 family residential mortgages.

Unallocated general valuation allowances are based on general economic conditions and other qualitative risk factors both internal and external to the Company. In general, such valuation allowances are determined by evaluating, among other things: (i) the experience, ability and effectiveness of the bank’s lending management and staff; (ii) the effectiveness of the Company’s loan policies, procedures and internal controls; (iii) changes in asset quality; (iv) changes in loan portfolio volume; (v) the composition and concentrations of credit; (vi) the impact of competition on loan structuring and pricing; (vii) the effectiveness of the internal loan review function; (viii) the impact of environmental risks on portfolio risks; and (ix) the impact of rising interest rates on portfolio risk. Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis. Peer comparisons, industry comparisons and regulatory guidelines are used to determine an appropriate general valuation allowance.

Part II (Continued)

Item 7 (Continued)

Loans identified as losses by management, internal loan review and/or bank examiners are charged off. Furthermore, consumer loan accounts are charged off automatically based on regulatory requirements.

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

	2003		2002		2001		2000		1999
	Reserve	%*	Reserve	%*	Reserve	%*	Reserve	%*	Reserve	%*
Commercial, Financial and Agricultural	$2,470	7%	$1,841	8%	$1,725	14%	$1,528	20%	$1,311	14%
Real Estate – Construction	340	4	295	4	123	2	113	2	47	1
Real Estate – Farmland	426	5	442	5	431	6	453	6	421	8
Real Estate – Other	2,981	70	2,871	69	2,156	61	2,038	53	1,639	59
Loans to Individuals	1,703	11	1,326	13	1,170	14	1,076	15	983	15
All Other Loans	596	3	589	1	554	3	453	4	281	3

Total	$8,516	100%	$7,364	100%	$6,159	100%	$5,661	100%	$4,682	100%

*	Loan balance in each category expressed as a percentage of total end of period loans.

Activity in the allowance for loan losses is presented in the following table. There were no charge-offs or recoveries related to foreign loans during any of the periods presented.

Part II (Continued)

Item 7 (Continued)

The following table presents an analysis of the Company’s loan loss experience for the periods indicated.

($ in thousands)	2003	2002	2001	2000	1999
Allowance for Loan Losses at Beginning of Year	$7,364	$6,159	$5,661	$4,682	$4,726

Charge-Offs
Commercial, Financial and Agricultural	1,790	1,317	1,211	1,004	1,288
Real Estate	570	451	26	1	19
Consumer	710	570	439	537	333

	3,070	2,338	1,676	1,542	1,640

Recoveries
Commercial, Financial and Agricultural	30	88	121	69	237
Real Estate	39	42	17	16	9
Consumer	93	141	182	156	184

	162	271	320	241	430

Net Charge-Offs	2,908	2,067	1,356	1,301	1,210

Provision for Loans Losses	4,060	2,820	1,854	2,280	1,166

Business Combination	—	452	—	—	—

Allowance for Loan Losses at End of Year	$8,516	$7,364	$6,159	$5,661	$4,682

Ratio of Net Charge-Offs to Average Loans	0.46%	0.39%	0.32%	0.36%	0.42%

The allowance for possible loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The provision for possible loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for possible loan losses increased $1.24 million from $2.82 million in 2002 to $4.06 million in 2003. Higher provisions were considered necessary during 2003 due to the overall uncertainty in the economy, increased loan volume and deterioration of one large commercial line. During 2002, the provision for possible loan losses increased $0.97 million from the $1.85 million recorded in 2001. The provision for possible loan losses was higher in 2002 primarily due to the prevailing weak economic conditions and increased loan volume.

Part II (Continued)

Item 7 (Continued)

Net charge-offs in 2003 increased $841 thousand compared to 2002 while net charge-offs in 2002 increased $711 thousand compared to 2001. The general increase in net charge-offs during the comparable periods is reflective of the more stringent credit standards and the weak economic conditions. Commercial and industrial loan charge-offs in 2003 were significantly impacted by the deterioration of one large credit. That one commercial credit accounted for approximately 25 percent of total charge-offs for 2003.

Management believes the level of the allowance for possible loan losses was adequate as of December 31, 2003. Should any of the factors considered by management in evaluating the adequacy of the allowance for possible loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for possible loan losses.

Investment Portfolio

The following table presents carrying values of investment securities held by the Company as of December 31, 2003, 2002 and 2001.

($ in thousands)	2003	2002	2001
U.S. Treasuries and Government Agencies	$17,845	$20,857	$3,849
Obligations of States and Political Subdivisions	9,890	8,359	6,017
Corporate Obligations	6,556	8,104	18,165
Marketable Equity Securities	944	970	994

Investment Securities	35,235	38,290	29,025
Mortgage Backed Securities	75,173	52,117	48,408

Total Investment Securities and Mortgage Backed Securities	$110,408	$90,407	$77,433

Part II (Continued)

Item 7 (Continued)

Investment Portfolio (Continued)

The following table represents maturities and weighted-average yields of investment securities held by the Company as of December 31, 2003.

	Within 1 Year		After 1 Year But Within 5 Years		After 5 Years But Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government Agencies	$895	5.30%	$15,977	3.66%	$485	3.78%	$488	4.71%
Mortgage Backed Securities	1,693	(2.35)	69,574	2.65	3,906	3.61	—	—
Obligations of States and Political Subdivisions	1,033	5.40	6,915	4.02	1,540	6.04	402	8.39
Corporate Obligations	—	—	6,556	4.55	—	—	—	—
Marketable Equity Securities	—	—	—	—	—	—	944	5.65

Total Investment Portfolio	$3,621	1.88%	$99,022	3.02%	$5,931	4.23%	$1,834	7.22%

Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. The Company has 99.9 percent of its portfolio classified as available for sale.

At December 31, 2003, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10 percent of the Company’s stockholders’ equity.

The average yield of the securities portfolio was 3.34 percent in 2003 compared to 5.09 percent in 2002 and 6.19 percent in 2001. The decline in the average yield over the comparable periods primarily resulted from the investment of new funds received from deposit growth at lower current yields and the reinvestment of proceeds from the early repayment of mortgage-backed securities in similar investments, also at lower current yields. The early repayment of mortgage-backed securities primarily resulted from borrower refinancing due to lower market interest rates. The overall growth in the securities portfolio over the comparable periods was primarily funded by deposit growth.

Part II (Continued)

Item 7 (Continued)

Deposits

The table below presents the daily average balances of deposits by type and weighted-average rates paid thereon during the years presented:

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the years 2003, 2002 and 2001.

	2003		2002		2001
($ in thousands)	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
Noninterest-Bearing Demand Deposits	$52,745		$45,489		$37,744
Interest-Bearing Demand and Savings	171,679	1.29%	144,459	2.17%	92,748	2.89%
Time Deposits	464,200	2.85	413,835	3.97	348,641	6.02

Total Deposits	$688,624	2.43%	$603,783	3.51%	$479,133	5.36%

The following table presents the maturities of the Company’s other time deposits as of December 31, 2003.

($ in thousands)	Other Time Deposits $100,000 or Greater	Other Time Deposits Less Than $100,000	Total
Months to Maturity 3 or Less	$56,880	$75,778	$132,658
Over 3 Through 12	88,657	191,582	280,239
Over 12 Months	17,498	54,848	72,346

	$163,035	$322,208	$485,243

Average deposits increased $84.8 million in 2003 compared to 2002 and $124.6 million in 2002 compared to 2001. The increase in 2003 included $7.3 million, or 8.6 percent, related to noninterest-bearing deposits while the increase in 2002 included $7.7 million, or 6.2 percent related to noninterest-bearing deposits. Accordingly, the ratio of average noninterest-bearing deposits to total average deposits was 7.7 percent in 2003 from 7.5 percent in 2002 and 7.9 percent in 2001. The general decline in market rates, had the effect of (i) reducing the average cost of total deposits by 108 basis points in 2003 compared to 2002 and 185 basis points in 2002 compared to 2001; and, (ii) mitigating a portion of the impact of declining yields on earning assets on the Company’s net interest income.

Part II (Continued)

Item 7 (Continued)

Total average interest-bearing deposits increased $77.5 million, or 13.9 percent, in 2003 compared to 2002 and increased $116.9 million, or 26.5 percent, in 2002 compared to 2001. The growth in average deposits in 2003 compared to 2002 was primarily in money market deposit accounts and savings and interest-on-checking accounts and other time accounts. Due to the uncertainty of the low interest rate environment, it appears that many customers are less inclined to invest their funds for extended periods and are choosing to maintain such funds in readily accessible money market and interest-on-checking accounts and short-term time accounts.

Off-Balance Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of December 31, 2003. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payments Due by Period
	1 Year or Less	More than 1 Year but Less Than 3 Years	3 Years or More but Less Than 5 Years	5 Years or More	Total
Contractual Obligations:
Subordinated Debentures	$—	$—	$—	$14,434	$14,434
Other Borrowed Money	246	938	500		1,684
Federal Home Loan Bank Advances	3,000	3,000	18,500	35,000	59,500
Operating Leases	85	114	2		201
Deposits with Stated Maturity Dates	412,897	57,377	14,969	—	485,243

	416,228	61,429	33,971	49,434	561,062

Other Commitments:
Loan Commitments	73,993	—	—	—	73,993
Standby Letters of Credit	1,727	—	—	—	1,727
Performance Letters of Credit	305	—	—	—	305

	76,025	—	—	—	76,025

Total Contractual Obligations and Other Commitments	$492,253	$61,429	$33,971	$49,434	$637,087

Part II (Continued)

Item 7 (Continued)

In the ordinary course of business, the Banks have entered into off-balance sheet financial instruments which are not reflected in the consolidated financial statements. These instruments include commitments to extend credit, standby letters of credit, performance letters of credit, guarantees and liability for assets held in trust. Such financial instruments are recorded in the financial statements when funds are disbursed or the instruments become payable. The Company uses the same credit policies for these off-balance sheet financial instruments as they do for instruments that are recorded in the consolidated financial statements.

Loan Commitments. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for possible loan losses. Loan commitments outstanding at December 31, 2003 are included in the preceeding table.

Standby and Performance Letters of Credit. Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. The Company’s policies generally require that standby and performance letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby and performance letters of credit outstanding at December 31, 2003 are included in the preceeding table.

Capital and Liquidity

At December 31, 2003, stockholders’ equity totaled $56.0 million compared to $51.4 million at December 31, 2002. In addition to net income of $6.8 million, other significant changes in stockholders’ equity during 2003 included $1.5 million of dividends paid and an increase of $98 thousand resulting from the stock grant plan. The accumulated other comprehensive income component of stockholders’ equity totaled $22 thousand at December 31, 2003 compared to $833 thousand at December 31, 2002. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale. Under regulatory requirements, the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. Tier 1 capital consists of common stock and qualifying preferred stockholders’ equity less goodwill. Tier 2 capital consists of certain convertible, subordinated and other qualifying debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets. The Company has no Tier 2 capital other than the allowance for loan losses.

Part II (Continued)

Item 7 (Continued)

Capital and Liquidity (Continued)

Using the capital requirements presently in effect, the Tier 1 ratio as of December 31, 2003 was 10.81 percent and total Tiers 1 and 2 risk-based capital was 12.06 percent. Both of these measures compare favorably with the regulatory minimum of 4 percent for Tier 1 and 8 percent for total risk-based capital. The Company’s Tier 1 leverage ratio as of December 31, 2003 was 8.12 percent, which exceeds the required ratio standard of 4 percent.

For 2003, average capital was $53.8 million, representing 6.59 percent of average assets for the year. This compares to 6.77 percent for 2002.

The Company paid quarterly dividends of $0.0725, $0.07, $0.068 and $0.06 per common share during the first, second, third and fourth quarters of 2003, respectively, and quarterly dividends of $0.048, $0.056, $0.056 and $0.06 per common share during the first, second, third and fourth quarters of 2002, respectively. This equates to a dividend payout ratio of 22.73 percent in 2003 and 21.36 percent in 2002.

Liquidity measures the ability to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits and to take advantage of interest rate market opportunities. The ability of a financial institution to meet its current financial obligations is a function of balance sheet structure, the ability to liquidate assets, and the availability of alternative sources of funds. The Company seeks to ensure its funding needs are met by maintaining a level of liquid funds through asset/liability management.

Asset liquidity is provided by liquid assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash, interest-bearing deposits in banks, securities available for sale, maturities and cash flow from securities held to maturity, and federal funds sold and securities purchased under resale agreements.

Liability liquidity is provided by access to funding sources which include core deposits. Should the need arise, the Company also maintains relationships with the Federal Home Loan Bank and several correspondent banks that can provide funds on short notice.

Since Colony is a holding company and does not conduct operations, its primary sources of liquidity are dividends up streamed from subsidiary banks and borrowings from outside sources.

The liquidity position of the Company is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Management is not aware of any events that are reasonably likely to have a material adverse effect on the Company’s liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity, which if implemented, would have a material adverse effect on the Company.

Part II (Continued)

Item 7 (Continued)

Impact of Inflation and Changing Prices

The Company’s financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). GAAP presently requires the Company to measure financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on the operations of the Company is reflected in increased operating costs. In management’s opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond the control of the Company, including changes in the expected rate of inflation, the influence of general and local economic conditions and the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities, among other things, as further discussed in the next section.

Regulatory and Economic Policies

The Company’s business and earnings are affected by general and local economic conditions and by the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities, among other things. The Federal Reserve Board regulates the supply of money in order to influence general economic conditions. Among the instruments of monetary policy available to the Federal Reserve Board are (i) conducting open market operations in United States government obligations, (ii) changing the discount rate on financial institution borrowings, (iii) imposing or changing reserve requirements against financial institution deposits, and (iv) restricting certain borrowings and imposing or changing reserve requirements against certain borrowing by financial institutions and their affiliates. These methods are used in varying degrees and combinations to affect directly the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. For that reason alone, the policies of the Federal Reserve Board have a material effect on the earnings of the Company.

Governmental policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future; however, the Company cannot accurately predict the nature, timing or extent of any effect such policies may have on its future business and earnings.

Recently Issued Accounting Pronouncements

See Note 1 – Summary of Significant Accounting Policies under the section headed “Changes in Accounting Principles and Effects of New Accounting Pronouncements” included in the Notes to Consolidated Financial Statements.

Part II (Continued)

Item 7 (Continued)

Quantitative and Qualitative Disclosures About Market Risk

AVERAGE BALANCE SHEETS

	2003			2002			2001
($ in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Income (1)	$630,136	$42,915	6.81%	$535,187	$40,541	7.58%	$430,268	$40,071	9.31%

Investment Securities
Taxable	84,072	2,641	3.14	82,130	4,074	4.96	66,711	4,103	6.15
Tax-Exempt (2)	8,774	462	5.27	8,112	521	6.42	8,325	539	6.47

Total Investment Securities	92,846	3,103	3.34	90,242	4,595	5.09	75,036	4,642	6.19

Interest-Bearing Deposits in Other Banks	14,208	152	1.07	10,186	164	1.61	6,294	225	3.57

Funds Sold	33,742	359	1.06	30,758	483	1.57	17,230	657	3.81

Other Interest-Earning Assets	4,052	200	4.94	3,351	139	4.15	1,959	208	10.62

Total Interest-Earning Assets	774,984	46,729	6.03	669,724	45,922	6.86	530,787	45,803	8.63

Noninterest-Earning Assets
Cash	16,815			15,266			12,555
Allowance for Loan Losses	(7,913)			(7,081)			(5,974)
Other Assets	32,780			29,722			26,577

Total Noninterest-Earning
Assets	41,682			37,907			33,158

Total Assets	$816,666			$707,631			$563,945

Liabilities and Stockholders’ Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$171,679	$2,217	1.29%	$144,459	$3,133	2.17%	$92,748	$2,684	2.89%
Other Time	464,200	13,248	2.85	413,835	16,449	3.97	348,641	20,975	6.02

Total Interest-Bearing Deposits	635,879	15,465	2.43	558,294	19,582	3.51	441,389	23,659	5.36

Other Interest-Bearing Liabilities
Debt	55,379	2,262	4.08	44,864	1,995	4.45	37,952	2,067	5.45
Trust Preferred Securities	14,434	686	4.75	7,041	416	5.91
Funds Purchased and Securities Sold Under Agreement to Repurchase	71	1	1.41	117	3	2.56	287	14	4.88

Total Other Interest-Bearing Liabilities	69,884	2,949	4.22	52,022	2,414	4.64	38,239	2,081	5.44

Total Interest-Bearing Liabilities	705,763	18,414	2.61	610,316	21,996	3.60	479,628	25,740	5.37

Noninterest-Bearing Liabilities and Stockholders’ Equity
Demand Deposits	52,745			45,489			37,744
Other Liabilities	4,315			3,916			3,876
Stockholders’ Equity	53,843			47,910			42,697

Total Noninterest-Bearing Liabilities and Stockholders’ Equity	110,903			97,315			84,317

Total Liabilities and Stockholders’ Equity	$816,666			$707,631			$563,945

Interest Rate Spread			3.42%			3.25%			3.26%

Net Interest Income		$28,315			$23,926			$20,063

Net Interest Margin			3.65%			3.57%			3.78%

(1)	The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable equivalent adjustments totaling $121,253, $123,121 and $96,333 for 2003, 2002 and 2001, respectively, are included in interest on loans. The adjustments are based on a federal tax rate of 34 percent.

(2)	Taxable-equivalent adjustments totaling $156,962, $177,109 and $183,570 for 2003, 2002 and 2001, respectively, are included in tax-exempt interest on investment securities. The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

Part II (Continued)

Item 7 (Continued)

Colony Bankcorp, Inc. and Subsidiary

Interest Rate Sensitivity

The following table is an analysis of the Company’s interest rate-sensitivity position at December 31, 2003. The interest-bearing rate-sensitivity gap, which is the difference between interest-earning assets and interest-bearing liabilities by repricing period, is based upon maturity or first repricing opportunity, along with a cumulative interest rate-sensitivity gap. It is important to note that the table indicates a position at a specific point in time and may not be reflective of positions at other times during the year or in subsequent periods. Major changes in the gap position can be, and are, made promptly as market outlooks change.

	Assets and Liabilities Repricing Within
($ in Thousands)	3 Months or Less	4 to 12 Months	1 Year	1 to 5 Years	Over 5 Years	Total
EARNING ASSETS:
Interest-Bearing Deposits	11,615	$—	$11,615	$—	$—	$11,615
Federal Funds Sold	37,368	—	37,368	—	—	37,368
Investment Securities	19,184	1,821	21,005	74,492	14,911	110,408
Loans, Net of Unearned Income	256,324	143,540	399,864	235,369	18,944	654,177
Loans Held for Sale	1,677		1,677			1,677
Other Interest-Bearing Assets	4,677	1,184	5,861	—	—	5,861

Total Interest-Earning Assets	330,845	146,545	477,390	309,861	33,855	821,106

INTEREST-BEARING LIABILITIES:
Interest-Bearing Demand Deposits (1)	149,520	—	149,520	—	—	149,520
Savings (1)	33,512	—	33,512	—	—	33,512
Time Deposits	132,658	280,239	412,897	72,346	—	485,243
Short-Term Borrowings (2)	3,684	1,000	4,684	18,500	38,000	61,184
Subordinated Debentures	14,434	—	14,434	—	—	14,434

Total Interest-Bearing Liabilities	333,808	281,239	615,047	90,846	38,000	743,893

Interest Rate-Sensitivity Gap	(2,963)	(134,694)	(137,657)	219,015	(4,145)	$77,213

Cumulative Interest Rate-Sensitivity Gap	$(2,963)	$(137,657)	$(137,657)	$81,358	$77,213

Interest Rate-Sensitivity Gap as a Percentage of Interest-Earning Assets	(0.36%)	(16.40%)	(16.76)%	26.67%	(0.50)%

Cumulative Interest Rate-Sensitivity Gap as a Percentage of Interest-Earning Assets	(0.36%)	(16.76)%	(16.76)%	9.91%	9.40%

(1)	Interest-bearing Demand and Savings Accounts for repricing purposes are considered to reprice within 3 months or less.

(2)	Short-term borrowings for repricing purposes are considered to reprice within 3 months or less.

Part II (Continued)

Item 7 (Continued)

The foregoing table indicates that we had a one year negative gap of ($138) million, or (16.76 percent) of total assets at December 31, 2003. In theory, this would indicate that at December 31, 2003, $139 million more in liabilities than assets would reprice if there were a change in interest rates over the next 365 days. Thus, if interest rates were to decline, the gap would indicate a resulting increase in net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and our supporting liability can vary significantly while the timing of repricing of both the assets and our supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposit.

Gap analysis has certain limitations. Measuring the volume of repricing or maturing assets and liabilities does not always measure the full impact on the portfolio value of equity or net interest income. Gap analysis does not account for rate caps on products, dynamic changes such as increasing prepay speeds as interest rates decrease, basis risk, or the benefit of nonrate funding sources. The majority of our loan portfolio reprices quickly and completely following changes in market rates, while nonterm deposit rates in general move slowly and usually incorporate only a fraction of the change in rates. Products categorized as nonrate sensitive, such as our noninterest-bearing demand deposits, in the gap analysis behave like long- term fixed rate funding sources. Both of these factors tend to make our actual behavior more asset sensitive that is indicated in the gap analysis. In fact, we experience higher net interest income when rates rise, opposite what is indicated by the gap analysis. In fact, during the recent period of declines in interest rates, our net interest margin has declined. Therefore, management uses gap analysis, net interest margin analysis and market value of portfolio equity as our primary interest rate risk management tools.

Return on Assets and Stockholders’ Equity

The following table presents selected financial ratios for each of the periods indicated.

	Year Ended December 31,
	2003	2002	2001
Return on Assets	0.83%	0.81%	0.86%
Return on Equity	12.66	12.01	11.40
Dividend Payout	22.73	21.36	21.57
Equity to Assets	6.45	6.58	6.75

Part II (Continued)

Item 7 (Continued)

Future Outlook

Colony is an emerging company in an industry filled with nonregulated competitors and a rapid pace of consolidation. The year brings with it new opportunities for growth in our existing markets, as well as opportunities to expand into new markets through acquisitions and denovo branching. Colony completed the acquisition of Quitman Federal during 2002 and with the Quitman acquisition opened a branch in the Valdosta/Lowndes County market during the first quarter of 2003. The Company anticipates purchasing real estate for a second location in Lowndes County that would open during 2004. The Company purchased real estate in the Lee/Dougherty Counties market during 2002 and is constructing its third office with an anticipated opening in early 2004. Additionally, real estate was purchased in the Thomas County market for a future office, probably in 2004. Other areas of interest in south and central Georgia include Glynn, Ware and Chatham Counties, with annual retail sales greater than $650 million and a population greater than 35,000. In addition, the Company signed a definitive agreement to purchase Flag-Thomaston office with scheduled closing on March 19, 2004. The office, with current deposits of approximately $40 million, will allow Colony to compete in Upson County and Muscogee County Georgia.

Item 7A

Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is located in Item7 under the heading Interest Rate Sensitivity.

Item 8

Financial Statements and Supplemental Data

The following consolidated financial statements of the Registrant and its subsidiaries are included on exhibit 99(a) of this Annual Report on Form 10-K:

Consolidated Balance Sheets - December 31, 2003 and 2002

Consolidated Statements of Income - Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Comprehensive Income - Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders’ Equity - Years Ended December 31, 2003, 2002, and 2001

Consolidated Statements of Cash Flows - Years Ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

Part II (Continued)

Item 8

Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2003 and 2002:

	Three Months Ended
	December 31	September 30	June 30	March 31
	($ in Thousands, Except Per Share Data)
2003
Interest Income	$11,789	$11,647	$11,581	$11,434
Interest Expense	4,227	4,427	4,795	4,966

Net Interest Income	7,562	7,220	6,786	6,468
Provision for Loan Losses	1,133	1,455	823	649
Securities Losses	—	369	—	—
Noninterest Income	1,600	1,721	1,766	1,554
Noninterest Expense	5,393	5,293	5,200	4,892

Income Before Income Taxes	2,636	2,562	2,529	2,481
Provision for Income Taxes	849	843	864	836

Net Income	$1,787	$1,719	$1,665	$1,645

Net Income Per Common Share (1)
Basic	$.31	$.30	$.29	$.29
Diluted	.31	.30	.29	.29

2002
Interest Income	$11,620	$11,709	$11,832	$10,462
Interest Expense	5,461	5,445	5,705	5,386

Net Interest Income	6,159	6,264	6,127	5,076
Provision for Loan Losses	681	990	863	286
Securities Gains	—	488	507	—
Noninterest Income	1,550	1,518	1,271	1,184
Noninterest Expense	5,158	4,972	4,647	3,954

Income Before Income Taxes	1,870	2,308	2,395	2,020
Provision for Income Taxes	580	788	813	660

Net Income	$1,290	$1,520	$1,582	$1,360

Net Income Per Common Share (1)
Basic	$.22	$.26	$.28	$.26
Diluted	.22	.26	.28	.26

(1)	Adjusted for stock dividends and stock splits, as applicable.

Part II (Continued)

Item 9

Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

There was no accounting or disclosure disagreement or reportable event with the former or current auditors that would have required the filing of a report on Form 8-K.

Item 9a

Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial and Accounting Officer, of the design and operation of the disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Principal Financial and Accounting Officer concluded that the disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that the Company is required to disclose in the reports filed under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. The Chief Executive Officer and Principal Financial and Accounting Officer also concluded that the disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the periodic SEC filings. In connection with the new rules, Colony is in the process of further reviewing and documenting the disclosure controls and procedures, including internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that the systems evolve with the business.

There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

Part III

Item 10

Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

Code of Ethics

The Colony Bankcorp, Inc. Code of Ethics is attached hereto as Exhibit 14.1 and incorporated herein by reference.

The remaining information required by this item is incorporated by reference to the Company’s definitive Proxy Statements to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

Item 11

Executive Compensation

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

Part III (Continued)

Item 12

Security Ownership of Certain Beneficial Owners and Management

Plan Category	Number of Securities to be Issued Upon Stock Grant, Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved By Security Holders
Equity Compensation Plans Not Approved by Security Holders
1999 Restricted Stock Grant Plan			9,937

Total			9,937

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

The remaining information required by this item is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

Item 13

Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statements to be filed with Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the fiscal year covered by this Annual Report.

Item 14

Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the Company’s definitive Proxy Statements to be filed with Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the fiscal year covered by this Annual Report.

Part IV

Item 15

Exhibits and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statements Schedules:

All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or the related notes.

(3)	A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this report is shown on the “Exhibit Index” filed herewith.

(b)	Reports on Form 8-K

Reports filed on Form 8-K for the quarter ended December 31, 2003 are as follows:

(1)	On October 10, 2003, Colony Bankcorp, Inc. filed Form 8-K (Item 9 – Regulation FD Disclosure) to announce its earnings for the third quarter of 2003.

(2)	On December 3, 2003, Colony Bankcorp, Inc. filed Form 8-K (Item 9 – Regulation FD Disclosure) to announce its signing of a letter of intent between Colony Bankcorp and Flag Financial Corporation’s Subsidiary, Flag Bank, for the purchase of Flag Bank’s Thomaston branch.

(3)	On December 18, 2003, Colony Bankcorp, Inc. filed Form 8-K (Item 9 – Regulation FD Disclosure) to announce its declaration of a fourth quarter dividend payment.

Exhibit Index

3.1	Articles of Incorporation

-filed as Exhibit 3(a) to the Registrant’s Registration Statement on Form 10 (File No. 0-18486), filed with the Commission on April 25, 1990 and incorporated herein by reference.

3.2	Bylaws, as Amended

-filed as Exhibit 3(b) to the Registrant’s Registration Statement on Form 10 (File No. 0-18486), filed with the Commission on April 25, 1990 and incorporated herein by reference.

4.1	Instruments Defining the Rights of Security Holders

-incorporated herein by reference to page 1 of the Company’s Definitive Proxy Statement for Annual Meeting of Stockholders to be held on April 27, 2004, filed with the Securities and Exchange Commission on March 3, 2004 (File No. 000-12436).

Part IV (Continued)

Item 15 (Continued)

10.1	Deferred Compensation Plan and Sample Director Agreement

-filed as Exhibit 10(a) to the Registrant’s Registration Statement on Form 10 (File No. 0-18486), filed with the Commission on April 25, 1990 and incorporated herein by reference.

10.2	Profit-Sharing Plan Dated January 1, 1979

-filed as Exhibit 10(b) to the Registrant’s Registration Statement on Form 10 (File No. 0-18486), filed with the Commission on April 25, 1990 and incorporated herein by reference.

10.3	1999 Restricted Stock Grant Plan and Restricted Stock Grant Agreement

-filed as Exhibit 10(c) the Registrant’s Annual Report on Form 10-K (File 000-12436), filed with the Commission on March 30, 2001 and incorporated herein by reference.

11.1	Statement of Computation of Per Share Earnings

14.1	Code of Ethics

21.1	Subsidiaries of the Company

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Consolidated Financial Statements of Colony Bankcorp, Inc. as of December 31, 2003 and 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Colony Bankcorp, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

COLONY BANKCORP, INC.

/s/ James D. Minix

James D. Minix President/Director/Chief Executive Officer

March 16, 2004

Date

/s/ Terry L. Hester

Terry L. Hester Executive Vice-President/Controller/Chief Financial Officer/Director

March 16, 2004

Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Terry Coleman	March 16, 2004

Terry Coleman, Director	Date

/s/ L. Morris Downing	March 16, 2004

L. Morris Downing, Director	Date

/s/ Edward J. Harrell	March 16, 2004

Edward J. Harrell, Director	Date

/s/ Harold E. Kimball	March 16, 2004

Harold E. Kimball, Director	Date

/s/ Walter P. Patten	March 16, 2004

Walter P. Patten, Director	Date

/s/ W. B. Roberts, Jr.	March 16, 2004

W. B. Roberts, Jr., Director	Date

/s/ R. Sidney Ross	March 16, 2004

R. Sidney Ross, Director	Date

/s/ B. Gene Waldron	March 16, 2004

B. Gene Waldron, Director	Date