Form 10-Q
period 2004-03-31
COLONY BANKCORP INC
filed 2004-05-13
CIK 711669

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 2004	COMMISSION FILE NUMBER 0-12436

COLONY BANKCORP, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

GEORGIA	58-1492391
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE ACT)    YES  ☐    NO  ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE CLOSE OF THE PERIOD COVERED BY THIS REPORT.

CLASS	OUTSTANDING AT MARCH 31, 2004
COMMON STOCK, $1 PAR VALUE	5,738,343

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE FOLLOWING FINANCIAL STATEMENTS ARE PROVIDED FOR COLONY BANKCORP, INC. AND SUBSIDIARIES: COLONY BANK OF FITZGERALD, COLONY BANK ASHBURN, COLONY BANK WILCOX, COLONY BANK OF DODGE COUNTY, COLONY BANK WORTH, COLONY BANK SOUTHEAST, COLONY MANAGEMENT SERVICES, INC., AND COLONY BANK QUITMAN, FSB.

A.	CONSOLIDATED BALANCE SHEETS – MARCH 31, 2004 AND DECEMBER 31, 2003.

B	CONSOLIDATED STATEMENTS OF INCOME – FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003.

C.	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003.

D.	CONSOLIDATED STATEMENTS OF CASH FLOWS – FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003.

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2004 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

COLONY BANKCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2004 AND DECEMBER 31, 2003

(DOLLARS IN THOUSANDS)

	March 31, 2004	Dec 31, 2003
	(Unaudited)
ASSETS

Cash and Balances Due from Depository Institutions	$19,428	$22,355
Interest-Bearing Deposits	9,446	11,615
Federal Funds Sold	44,544	37,368
Investment Securities
Available for Sale, at Fair Value	114,715	110,327
Held to Maturity, at Cost (Fair Value of $91 and $81, Respectively)	91	81

	114,806	110,408

Federal Home Loan Bank Stock, at Cost	3,030	3,000
Loans Held for Sale	1,911	1,677
Loans	697,909	654,210
Allowance for Loan Losses	(9,082)	(8,516)
Unearned Interest and Fees	(34)	(33)

	688,793	645,661

Premises and Equipment	20,251	17,571
Other Real Estate	3,318	2,724
Goodwill	2,392	448
Intangible Assets	750	243
Other Assets	14,224	15,536

Total Assets	$922,893	$868,606

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Noninterest-Bearing	$66,484	$64,043
Interest-Bearing	719,867	668,275

	786,351	732,318

Borrowed Money
Subordinated Debentures	14,434	14,434
Other Borrowed Money	59,124	61,184

	73,558	75,618

Other Liabilities	5,016	4,694

Stockholders’ Equity
Common Stock, Par Value $1, Authorized 20,000,000 Shares, Issued 5,738,343 and 5,727,968 Shares as of March 31, 2004 and December 31, 2003, Respectively	5,738	5,728
Paid-In Capital	23,713	23,499
Retained Earnings	28,352	26,857
Restricted Stock - Unearned Compensation	(327)	(130)
Accumulated Other Comprehensive Income, Net of Tax	492	22

	57,968	55,976

Total Liabilities and Stockholders’ Equity	$922,893	$868,606

The accompanying notes are an integral part of these statements.

COLONY BANKCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended 3/31/2004	Three Months Ended 3/31/2003
Interest Income
Loans, including fees	$10,970	$10,455
Federal Funds Sold	84	123
Deposits with Other Banks	26	34
Investment Securities
U.S. Treasury & Federal Agencies	844	575
State, County and Municipal	86	83
Other Investments	84	117
Dividends on Other Investments	26	36
Other Interest Income	8	9

	12,128	11,432

Interest Expense
Deposits	3,432	4,279
Federal Funds Purchased	0	0
Borrowed Money	788	686

	4,220	4,965

Net Interest Income	7,908	6,467
Provision for Loan Losses	980	649

Net Interest Income After Provisions for loan losses	6,928	5,818

Noninterest Income
Service Changes on Deposits	993	856
Other Service Changes, Commissions & Fees	274	277
Security Gains, net	0	0
Other Income	246	428

	1,513	1,561

Noninterest Expense
Salaries and Employee Benefits	3,019	2,745
Occupancy and Equipment	797	762
Other Operating Expenses	1,680	1,391

	5,496	4,898

Income Before Income Taxes	2,945	2,481
Income Taxes	1,020	836

Net Income	$1,925	$1,645

Net Income Per Share of Common Stock
Basic	$0.34	$0.29

Diluted	$0.34	$0.29

Weighted Average Basic Shares Outstanding	5,695,614	5,695,000

Weighted Average Diluted Shares Outstanding	5,712,080	5,716,250

The accompanying notes are an integral part of these statements.

COLONY BANKCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended
	03/31/04	03/31/03
Net Income	$1,925	$1,645

Other Comprehensive Income, Net of Tax
Gains (Losses) on Securities Arising During Year	470	(271)
Reclassification Adjustment	0	0

Unrealized Gains (Losses) on Securities	470	(271)

Comprehensive Income	$2,395	$1,374

The accompanying notes are an integral part of these statements.

COLONY BANKCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	2004	2003
CASH FLOW FROM OPERATING ACTIVITIES

Net Income	$1,925	$1,645
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on sale of investment securities	0	0
Depreciation	408	385
Provision for loan losses	980	649
Amortization of excess costs	30	39
Other prepaids, deferrals and accruals, net	301	(239)

Total Adjustments	1,719	834

Net cash provided by operating activities	3,644	2,479

CASH FLOW FROM INVESTING ACTIVITIES

Cash received in business acquisition, net	14,377	0
Purchase of other assets (FHLB stock)	(30)	(217)
Purchases of securities available for sale	(9,606)	(20,056)
Proceeds from sales of securities available for sale	0	0
Proceeds from maturities, calls, and paydowns of investment securities:
Available for Sale	5,778	20,801
Held to Maturity	0	21
Decrease (Increase) in interest-bearing deposits in banks	2,169	(3,878)
(Increase) in loans	(26,939)	(29,846)
Purchase of premises and equipment	(898)	(594)
Investment in other	0	0

Net cash provided by investing activities	(15,149)	(33,769)

CASH FLOW FROM FINANCING ACTIVITIES
Net increase in deposits	18,229	11,077
Federal funds purchased	0	0
Dividends paid	(415)	(343)
Net (decrease) increase in other borrowed money	(2,060)	7,924
Purchase of Treasury Stock, at cost	0	0

Net cash provided by financing activities	15,754	18,658

Net increase (decrease) in cash and cash equivalents	4,249	(12,632)
Cash and cash equivalents at beginning of period	59,723	69,831

Cash and cash equivalents at end of period	$63,972	$57,199

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

In certain instances, amounts reported in prior years’ consolidated financial statements have been reclassified to conform to statement presentations selected for 2004. Such reclassifications had no effect on previously reported stockholders’ equity or net income.

All dollars in notes to consolidated financial statements are rounded to the nearest thousand.

Description of Business

The Banks provide a full range of retail and commercial banking services for consumers and small to medium size businesses primarily in South Georgia. Lending and investing activities are funded primarily by deposits gathered through its retail branch office network. Lending is concentrated in commercial and real estate loans to local borrowers. The Banks have a high concentration of real estate loans; however, these loans are well collateralized and in management’s opinion, do not pose an adverse credit risk. In addition, the balance of the loan portfolio is sufficiently diversified to avoid significant concentration of credit risk. Although the Banks have a diversified loan portfolio, a substantial portion of borrowers’ ability to honor their contracts is dependent upon the viability of the real estate economic sector.

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

Loans Held for Sale

Loans held for sale consist primarily of mortgage loans in the process of being sold to a third party investor and are carried at the lower of cost or market value on an aggregate loan portfolio basis. Gains or losses realized on the sale of loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the carrying value of the loans sold. Gains and losses on sales of loans are included in noninterest income.

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

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale, represent equity changes from economic events of the period other than transactions with owners and are not reported in the consolidated statement of income but as a separate component of the equity section of the consolidated balance sheets. Such items are considered components of other comprehensive income. SFAS No. 130, Reporting Comprehensive Income, requires the presentation in the financial statements of net income and all items of other comprehensive income as total comprehensive income.

(1) Summary of Significant Accounting Policies (Continued)

Restricted Stock – Unearned Compensation

In 1999, the board of directors of Colony Bankcorp, Inc. adopted a restricted stock grant plan which awards certain executive officers common shares of the Company. The maximum number of shares which may be subject to restricted stock awards is 48,787 (split adjusted). During 2000, 2001, 2002, 2003, and 2004, 5,250, 5,250, 7,500, 10,150 and 12,250 shares were issued under this plan, respectively. Of the shares issued, 3,425 were forfeited due to non-vesting. The shares are recorded at fair market value (on the date granted) as a separate component of stockholder’s equity. The cost of these shares is being amortized against earnings using the straight-line method over 3 years (the restriction period).

(2) Cash and Balances Due from Depository Institutions

Components of cash and balances due from depository institutions at March 31, 2004 and December 31, 2003 are as follows:

	March 31, 2004	December 31, 2003
Cash on Hand and Cash Items	$8,934	$8,085
Noninterest-Bearing Deposits with Other Banks	10,494	14,270

	$19,428	$22,355

As of March 31, 2004, the Banks had required deposits of approximately $3,082 with the Federal Reserve.

(3) Investment Securities

Investment securities as of March 31, 2004 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U.S. Government Agencies
Mortgage-Backed	$80,110	$538	$(397)	$80,251
Other	16,989	333	0	17,322
State, County & Municipal	9,278	309	(5)	9,582
Corporate Obligations	6,369	244	0	6,613
Marketable Equity Securities	1,130	0	(183)	947

	$113,876	$1,424	$(585)	$114,715

Securities Held to Maturity:
State, County and Municipal	$91	$0	$0	$91

The amortized cost and fair value of investment securities as of March 31,2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in One Year or Less	$100	$102	$0	$0
Due After One Year Through Five Years	24,230	24,855	0	0
Due After Five Years Through Ten Years	6,317	6,488	0	0
Due After Ten Years	1,989	2,072	91	91

	32,636	33,517	91	91

Marketable Equity Securities	1,130	947	0	0
Mortgage-Backed Securities	80,110	80,251	0	0

	$113,876	$114,715	$91	$91

(3) Investment Securities (Continued)

Investment securities as of December 31, 2003 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U.S. Government Agencies
Mortgage-Backed Securities	$75,485	$246	$(558)	$75,173
Other	17,621	226	(2)	17,845
State, County & Municipal	9,579	236	(6)	9,809
Corporate Obligations	6,384	181	(9)	6,556
Marketable Equity Securities	1,130	0	(186)	944

	$110,199	$889	$(761)	$110,327

Securities Held to Maturity:
State, County and Municipal	$81	$0	$0	$81

There were no proceeds from sales of investments available for sale during first quarter 2004 or first quarter 2003.

Investment securities having a carry value approximating $64,581 and $56,611 as of March 31, 2004 and December 31, 2003, respectively, were pledged to secure public deposits and for other purposes.

(4) Loans

The composition of loans as of March 31, 2004 and December 31, 2003 was as follows:

	March 31, 2004	December 31, 2003
Commercial, Financial and Agricultural	$41,700	$44,590
Real Estate – Construction	74,168	56,374
Real Estate – Farmland	32,880	33,097
Real Estate – Other	451,461	428,197
Installment Loans to Individuals	78,693	73,020
All Other Loans	19,007	18,932

	$697,909	$654,210

Nonaccrual loans are loans for which principal and interest are doubtful of collection in accordance with original loan terms and for which accruals of interest have been discontinued due to payment delinquency. Nonaccrual loans totaled $5,975 and $7,251 as of March 31, 2004 and December 31, 2003, respectively. On March 31, 2004, the Company had 90 day past due loans with principal balances of $648 compared to 90 day past due loans with principal balances of $241 on December 31, 2003.

(5) Allowance for Loan Losses

Transactions in the allowance for loan losses are summarized below for three months ended March 31, 2004 and March 31, 2003 as follows:

	March 31, 2004	March 31, 2003
Balance, Beginning	$8,516	$7,364
Provision Charged to Operating Expenses	980	649
Loans Charged Off	(462)	(227)
Loan Recoveries	48	34

Balance, Ending	$9,082	$7,820

(6) Premises and Equipment

Premises and equipment are comprised of the following as of March 31, 2004 and December 31, 2003:

	March 31, 2004	December 31, 2003
Land	$3,867	$2,837
Building	15,280	13,874
Furniture, Fixtures and Equipment	11,509	10,928
Leasehold Improvements	702	678
Construction in Progress	596	551

	31,954	28,868

Accumulated Depreciation	(11,703)	(11,297)

	$20,251	$17,571

Depreciation charged to operations totaled $408 and $385 for March 31, 2004 and March 31, 2003 respectively.

Certain Company facilities and equipment are leased under various operating leases. Rental expense approximated $36 and $31 for three months ended March 31, 2004 and 2003.

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

(8) Deposits

Components of interest-bearing deposits as of March 31, 2004 and December 31, 2003 are as follows:

	March 31, 2004	December 31, 2003
Interest-Bearing Demand	$163,245	$149,518
Savings	39,808	33,513
Time, $100,000 and Over	178,464	163,036
Other Time	338,350	322,208

	$719,867	$668,275

The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of one hundred thousand, was approximately $156,903 and $149,154 as of March 31, 2004 and December 31, 2003, respectively.

As of March 31, 2004 and December 31, 2003, the scheduled maturities of certificates of deposits are as follows:

Maturity	March 31, 2004	December 31, 2003
One Year and Under	$439,545	$412,897
One to Three Years	58,377	57,378
Three Years and Over	18,892	14,969

	$516,814	$485,244

(9) Borrowed Money

Borrowed money at March 31, 2004 and December 31, 2003 is summarized as follows:

	March 31, 2004	December 31, 2003
Federal Home Loan Bank Advances	$57,500	$59,500
First Port City Note Payable	1,000	1,000
The Banker’s Bank Note Payable	624	684

	$59,124	$61,184

Advances from the Federal Home Loan Bank (FHLB) have maturities ranging from 2004 to 2013 and interest rates ranging from 2.46 percent to 5.93 percent. Under the Blanket Agreement for Advances and Security Agreement with the FHLB, residential first mortgage loans, commercial real estate loans and cash balances held by the FHLB are pledged as collateral for the FHLB advances outstanding. At March 31, 2004, the Company had available line of credit commitments totaling $74,072, of which $16,572 was available.

First Port City note payable was originated on December 30, 2003 for $1,000. Annual principal payments of $250 are due beginning January 1, 2005 with interest paid quarterly at the Wall Street Prime beginning April 10, 2004. The debt is secured by 250 shares of capital stock in Colony Bank Wilcox.

The Banker’s Bank note payable was renewed on January 7, 2002 for $1,113 at a rate of the Wall Street Prime minus one half percent. Payments are due monthly in the amount of $21 with final maturity of January 7, 2007. The debt is secured by all non-rolling fixed assets of Colony Management Services, Inc. and the guaranty of Colony Bankcorp, Inc.

The aggregate stated maturities of borrowed money at March 31, 2004 are as follows:

Year	Amount
2004	$1,187
2005	496
2006	3,441
2007	2,750
2008 and Thereafter	51,250

$59,124

(10) Subordinated Debentures (Trust Preferred Securities)

During the first quarter of 2002, the Company formed a subsidiary whose sole purpose was to issue $9,000 in Trust Preferred Securities through a pool sponsored by FTN Financial Capital Market. The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions. At March 31, 2004, the floating-rate securities had a 4.71 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 3.60 percent.

During the fourth quarter of 2002, the Company formed a second subsidiary whose sole purpose was to issue $5,000 in Trust Preferred Securities through a pool sponsored by FTN Financial Capital Market. The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions. At March 31, 2004, the floating-rate securities had a 4.36 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 3.25 percent.

The Trust Preferred Securities are recorded as a liability on the balance sheet, but subject to certain limitations qualify as Tier 1 Capital for regulatory capital purposes. The proceeds from the offering were used to fund the cash portion of the Quitman acquisition, payoff holding company debt, and inject capital into bank subsidiaries.

On December 31, 2003, the Company retroactively implemented FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, resulting in the deconsolidation of Colony Bankcorp Statutory Trusts I and II. The implementation of this interpretation resulted in Colony’s $434 investment in the common equity of the trusts being included in the consolidated balance sheets as other assets and the interest income and interest expense received from and paid to the trusts, respectively, being included in the consolidated statements of income as other income and interest expense. The increase to other income and interest expense totaled $5 and $5 for the three months ended March 31, 2004 and 2003, respectively.

(11) Derivative Financial Instruments

On July 1, 2003, the Company adopted SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. This statement requires that all derivates be recognized as assets or liabilities in the balance sheet and measured at fair value. Loan commitments related to the origination or acquisition of mortgage loans that will be held for sale must be accounted for as derivative instruments.

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with related fees received from potential borrowers, are to be recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates. The company has not recorded rate lock commitments as derivative assets or liabilities as of March 31, 2004 as the effects did not have a material effect upon the consolidated financial statements.

(12) Profit Sharing Plan

The Company has a profit sharing plan that covers substantially all employees who meet certain age and service requirements. It is the Company’s policy to make contributions to the plan as approved annually by the board of directors. The total provision for contributions to the plan was $476 for 2003, $427 for 2002 and $384 for 2001.

(13) Commitments and Contingencies

In the normal course of business, certain commitments and contingencies are incurred which are not reflected in the consolidated financial statements. Commitments under standby and performance letters of credit to U.S. addresses approximate $2,096 as of March 31, 2004 and $2,032 as of December 31, 2003. Unfulfilled loan commitments as of March 31, 2004 and December 31, 2003 approximated $95,531 and $73,993, respectively. No losses are anticipated as a result of commitments and contingencies.

(14) Deferred Compensation Plan

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

Liabilities accrued under the plans totaled $921 and $878 as of March 31, 2004 and December 31, 2003, respectively. Benefit payments under the contracts were $19 and $15 for three month period ended March 31, 2004 and March 31, 2003, respectively. Provisions charged to operations totaled $44 and $36 for three month period ended March 31, 2004 and March 31, 2003.

(15) Regulatory Capital Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The amounts and ratios as defined in

(15) Regulatory Capital Matters (continued)

regulations are presented hereafter. Management believes, as of March 31, 2004, the Company meets all capital adequacy requirements to which it is subject and is classified as well capitalized under the regulatory framework for prompt corrective action. In the opinion of management, there are no conditions or events since prior notification of capital adequacy from the regulators that have changed the institution’s category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2004
Total Capital to Risk-Weighted Assets	$76,946	11.02%	$55,861	8.00%	$69,826	10.00%
Tier 1 Capital to Risk-Weighted Assets	68,213	9.77%	27,930	4.00%	41,896	6.00%
Tier 1 Capital to Average Assets	68,213	7.77%	35,125	4.00%	43,906	5.00%

As of December 31, 2003
Total Capital to Risk-Weighted Assets	$77,140	12.06%	$51,171	8.00%	$63,964	10.00%
Tier 1 Capital to Risk-Weighted Assets	69,140	10.81%	25,584	4.00%	38,376	6.00%
Tier 1 Capital to Average Assets	69,140	8.12%	34,059	4.00%	42,574	5.00%

(16) Financial Information of Colony Bankcorp, Inc. (Parent Only)

The parent company’s balance sheets as of March 31, 2004 and December 31, 2003 and the related statements of income and comprehensive income and cash flows are as follows:

COLONY BANKCORP, INC. (PARENT ONLY)

BALANCE SHEETS

FOR PERIOD ENDED MARCH 31, 2004 AND DECEMBER 31, 2003

	March 31, 2004	Dec 31, 2003
	(Unaudited)
ASSETS
Cash	$7	$15
Investments in Subsidiaries at Equity	71,953	69,987
Other	1,822	1,997

Totals Assets	$73,782	$71,999

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Dividends Payable	$430	$415
Other	(50)	174

	380	589

Other Borrowed Money	1,000	1,000

Subordinated Debt	14,434	14,434

Stockholders’ Equity
Common Stock, Par Value $1 a Share; Authorized 20,000,000 Shares, Issued 5,738,343 and 5,727,968 Shares as of March 31, 2004 and December 31, 2003 Respectively	5,738	5,728
Paid-In Capital	23,713	23,499
Retained Earnings	28,352	26,857
Restricted Stock - Unearned Compensation	(327)	(130)
Accumulated Other Comprehensive Income, Net of Tax	492	22

Total Stockholders’ Equity	57,968	55,976

Total Liabilities and Stockholders’ Equity	$73,782	$71,999

(16) Financial Information of Colony Bankcorp, Inc. (Parent Only) (continued)

COLONY BANKCORP, INC. (PARENT ONLY)

STATEMENT OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003

(UNAUDITED)

	March 31, 2004	March 31, 2003
Income
Dividends from Subsidiaries	$1,080	$605
Other	15	18

	1,095	623

Expenses
Interest	179	176
Other	350	316

	529	492

Income Before Taxes and Equity in Undistributed Earnings of Subsidiaries	566	131
Income Tax (Benefits)	(162)	(156)

Income Before Taxes and Equity in Undistributed Earnings of Subsidiaries	728	287
Equity in Undistributed Earnings of Subsidiaries	1,197	1,358

Net Income	1,925	1,645

Other Comprehensive Income, Net of Tax
Gains (losses) on Securities Arising During Year	470	(271)
Reclassification Adjustment	0	0

Unrealized Gains (Losses) in Securities	470	(271)

Comprehensive Income	$2,395	$1,374

(16) Financial Information of Colony Bankcorp, Inc. (Parent Only) (continued)

COLONY BANKCORP, INC. (PARENT ONLY)

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003

(UNAUDITED)

	March 31, 2004	March 31, 2003
Cash Flows from Operating Activities
Net Income	$1,925	$1,645
Adjustments to Reconcile Net Income to Net Cash
Provided from Operating Activities
Depreciation and Amortization	20	19
Equity in Undistributed Earnings of Subsidiary	(1,197)	(1,358)
Other	(36)	(217)

	712	89

Cash Flows from Investing Activities
Cash used in business acquistion, net	0	0
Capital Infusion in Subsidiary	(300)	(125)
Purchase of Premises and Equipment	(5)	(61)
Investment in Statutory Trust	0	0

	(305)	(186)

Cash Flows from Financing Activities
Dividends Paid	(415)	(343)
Purchase of Treasury Stock	0	0
Principal Payments on Notes and Debentures	0	0
Proceeds from Notes and Debentures	0	0

	(415)	(343)

Increase (Decrease) in Cash and Cash Equivalents	(8)	(440)
Cash and Cash Equivalents, Beginning	15	745

Cash and Cash Equivalents, Ending	$7	$305

(17) Legal Contingencies

In the ordinary course of business, there are various legal proceedings pending against Colony and its subsidiaries. The aggregate liabilities, if any, arising from such proceedings would not, in the opinion of management, have a material adverse effect on Colony’s consolidated financial position.

(18) Stock Grant Plan

On February 16, 1999, a restricted stock grant plan was approved by the Board. The plan was adopted for the purpose of establishing incentives designed to recognize, reward and retain executive employees whose performance, contribution and skills are critical to the Company. The plan period commences February 16, 1999 and ends February 15, 2009 with the maximum number of shares subject to restricted stock awards being 48,787 (split-adjusted). During 2000 – 2004, the Company has issued an aggregate total of 40,400 shares pursuant to the stock grant plan, of which 3,425 shares have been forfeited, which leaves 11,812 available shares that can be issued over the remaining life of the plan.

(19) Proforma Financial Statement – Business Combination

Colony Bankcorp Inc.’s wholly-owned subsidiary, Colony Bank Ashburn and Flag Bank entered into a Purchase and Assumption Agreement for Flag Bank’s Thomaston Office dated as of December 19, 2003, pursuant to which Flag Bank-Thomaston was merged with and into Colony Bank Ashburn, becoming a branch office of Colony Bank Ashburn contemporaneous with the consummation of the purchase. The purchase was consummated and became effective as of March 19, 2004. The business combination was accounted for by the purchase method of accounting and the results of operations of Flag Bank-Thomaston office since the date of acquisition are included in the Consolidated Financial Statements.

Following is a condensed balance sheet showing fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

Cash Due from Banks and Federal Funds Sold	$14,377
Loans, net	16,759
Premises and Equipment	2,188
Goodwill Arising in Acquisition	1,944
Core Deposit Intangible	536
Other Assets	54
Deposits	(35,804)
Other Liabilities	(54)

Net Assets Acquired	$0

The proforma information below discloses results of operations for the current period and the corresponding period in the preceding year as though the companies had combined at January 1, 2003:

	Three Months Ended
	March 31, 2004	March 31, 2003
Interest Income	$12,451	$11,917

Interest Expense	4,347	5,179

Net Income	1,998	1,660

Earnings Per Share - Basic	$0.35	$0.29

Earnings Per Share - Diluted	$0.35	$0.29

Weighted Avg Shares Outstanding - Basic	5,695,614	5,695,000

Weighted Avg Shares Outstanding - Diluted	5,712,080	5,716,250

(20) Earnings Per Share

SFAS No. 128 establishes standards for computing and presenting basic and diluted earnings per share. Basic earnings per share is calculated and presented based on income available to common stockholders divided by the weighted average number of shares outstanding during the reporting periods. Diluted earnings per share reflects the potential dilution of restricted stock. The following presents earnings per share for the three months ended March 31, 2004 and 2003 under the requirements of Statement 128:

	Income Numerator	Common Shares Denominator	EPS
March 31, 2004

Basic EPS
Income Available to Common Stockholders	$1,925	5,696	$0.34

Dilutive Effect of Potential Common Stock
Restricted Stock		16

Diluted EPS
Income Available to Common Stockholders After Assumed Conversions of Dilutive Securities	$1,925	5,712	$0.34

March 31, 2003

Basic EPS
Income Available to Common Stockholders	$1,645	5,695	$0.29

Dilutive Effect of Potential Common Stock
Restricted Stock
		21

Diluted EPS
Income Available to Common Stockholders After Assumed Conversions of Dilutive Securities	$1,645	5,716	$0.29

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors that Could Affect Future Results

Certain statements contained in this Quarterly Report that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), notwithstanding that such statements are not specifically identified. In addition, certain statements may be contained in the Company’s future filings with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of Colony Bankcorp, Inc. or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes”, “anticipates”, “expects”, “intends”, “targeted” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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

The Company

Colony Bankcorp, Inc. (Colony) is a bank holding company headquartered in Fitzgerald, Georgia that provides, through its wholly owned subsidiaries (collectively referred to as the “Company”), a broad array of products and services throughout 17 Georgia markets. The Company offers commercial, consumer and mortgage banking services.

Application of Critical Accounting Policies and Accounting Estimates

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The Company’s financial position and results of operations are affected by management’s application of accounting policies, including judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in the Company’s financial position and/or results of operations. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results of operations, and they require management to make estimates that are difficult, subjective or complete.

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

The company determines the amount of the allowance based on relative risk characteristics of the loan portfolio. The allowance recorded for loans is based on reviews of individual credit relationships and historical loss experience. The allowance for losses relating to impaired loans is based on the loan’s observable market price, the discounted case flows using the loan’s effective interest rate, or the value of collateral for collateral dependent loans.

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

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of March 31, 2004 and 2003, and results of operations for each of the three months in the period ended March 31, 2004 and 2003. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report. All of the acquisitions during the reported periods were accounted for as purchase transactions, and as such, their related results of operations are included from the date of acquisition.

Prior year financial statements have been restated to de-consolidate the Company’s investment in Colony Bankcorp Statutory Trust I and II in connection with the implementation of a new accounting standard related to variable interest entities during 2003.

Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 34% federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.

Dollar amounts in tables are stated in thousands, except for per share amounts.

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets. Net income totaled $1.925 million, or $0.34 diluted per common share, in three months ended March 31, 2004 compared to $1.645 million, or $0.29 diluted per common share, in three months ended March 31, 2003.

Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

	Three Months Ended March 31,
	2004	2003
Taxable–equivalent net interest income	$7,981	$6,535
Taxable-equivalent adjustment	73	68

Net interest income	7,908	6,467
Provision for possible loan losses	980	649
Non-interest income	1,513	1,561
Non-interest expense	5,496	4,898

Income before income taxes	2,945	2,481
Income taxes	1,020	836

Net Income	$1,925	$1,645

Basic per common share:
Net income	$0.34	$0.29
Diluted per common share:
Net income	$0.34	$0.29
Return on average assets:
Net income	0.87%	0.84%
Return on average equity:
Net income	13.51%	12.64%

Income from operations for three months ended March 31, 2004 increased $0.28 million, or 17.02%, compared to the same period in 2003. The increase was primarily the result of a $1.44 million increase in net interest income. The impact of net interest income was partly offset by a $0.60 million increase in non-interest expense, an increase of $0.33 million in the provision for possible loan losses and a $0.18 million increase in income tax expense.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 57.97% of total revenue for three months ended March 31, 2004 and 49.77% for the same period a year ago.

Net interest margin is the taxable-equivalent net interest income as a percentage of average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Company’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, began 2001 at 9.50% and decreased 150 basis points in the first quarter, decreased 125 basis points in the second quarter, decreased 75 basis points in the third quarter and decreased 125 basis points in the fourth quarter to end the year at 4.75%. During 2002, the prime rate remained at 4.75% until the fourth quarter when the rate decreased 50 basis points to 4.25%. During 2003, the prime rate remained at 4.25% until the end of the second quarter, when the rate decreased 25 basis points to 4.00%. The federal funds rate, which is the cost of immediately available overnight funds, decreased in a similar manner. It began 2001 at 6.50% and decreased 475 basis points over the course of the year, and it began 2002 at 1.75% and decreased 50 basis points in the fourth quarter. During 2003, the federal funds rate remained at 1.25% until the end of the second quarter, when the rate decreased 25 basis points to 1.00%.

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

Rate/Volume Analysis

The rate/volume analysis presented hereafter illustrates the change from March 31, 2003 to March 31, 2004 for each component of the taxable equivalent net interest income separated into the amount generated through volume changes and the amount generated by changes in the yields/rates.

	Changes From March 31, 2003 to March 31, 2004 (1)
(In Thousands)	Volume	Rate	Total
Interest Income
Loans, Net Taxable	$1,445	$(926)	$519

Investment Securities
Taxable	166	69	235
Tax Exempt	20	(15)	5

Total Investment Securities	186	54	240

Interest-Bearing Deposits in Other Banks	(1)	(7)	(8)

Funds Sold	(17)	(22)	(39)

Other Interest-Earning Assets	4	(15)	(11)

Total Interest Income	1,617	(916)	701

Interest Expense
Interest-Bearing Demand and Savings Deposits	54	(199)	(145)
Time Deposits	439	(1,141)	(702)

Other Interest-Bearing Liabilities
Funds Purchased and Securities Under Agreement to Repurchase	0	0	0
Subordinated Debentures	0	(6)	(6)
Other Debt	175	(67)	108

Total Interest Expense (Benefit)	668	(1,413)	(745)

Net Interest Income	949	497	1,446

(1)	Changes in net interest income for the periods, based on either changes in average balances or changes in average rates for interest-earning assets and interest-bearing liabilities, are shown on this table. During each year. there are numerous and simultaneous balance and rate changes; therefore, it is not possible to precisely allocate the changes between balances and rates. For the purpose of this table, changes that are not exclusively due to balance changes or rate changes have been attributed to rates.

Our financial performance is impacted by, among other factors, interest rate risk and credit risk. We do not utilize derivatives to mitigate our credit risk, relying instead on an extensive loan review process and our allowance for loan losses.

Interest rate risk is the change in value due to changes in interest rates. The Company is exposed only to U.S. dollar interest rate changes and. accordingly, the Company manages exposure by considering the possible changes in the net interest margin. The Company does not have any trading instruments nor does it classify any portion of its investment portfolio as held for trading. The Company does not engage in any hedging activity or utilize any derivatives. The Company has no exposure to foreign currency exchange rate risk, commodity price risk and other market risks. This risk is addressed by our Asset & Liability Management Committee (“ALCO”) which includes senior management representatives. The ALCO monitors interest rate risk by analyzing the potential impact to the net portfolio of equity value and net interest income from potential changes to interest rates and considers the impact of alternative strategies or changes in balance sheet structure.

Interest rates play a major part in the net interest income of financial institutions. The repricing of interest earnings assets and interest-bearing liabilities can influence the changes in net interest income. The timing of repriced assets and liabilities is Gap management and our Company has established its policy to maintain a Gap ratio in the one-year time horizon of .80 to 1 .20.

Our exposure to interest rate risk is reviewed on at least a quarterly basis by our Board of Directors and the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine our change in net portfolio value in the event of assumed changes in interest rates, in order to reduce the exposure to interest rate fluctuations, we have implemented strategies to more closely match our balance sheet composition. We are generally focusing our investment activities on securities with terms or average lives in the 2-5 year range.

The Company maintains about one-third of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years. The liabilities to fund assets are primarily in short term certificate of deposits that mature within one year. This balance sheet composition has allowed the Company to be relatively constant with its net interest margin the past several years, though the unprecedented 475 basis point decrease by U.S. Federal Reserve in 2001, 50 basis point decrease in 2002 and 25 basis point decrease in 2003 resulted in significant net interest margin pressure. Net interest margin increased to 3.82% for three months ended March 31, 2004 compared to 3.54% for the same period a year ago. We anticipate continued improvement or stability in the net interest margin for 2004 given the Federal Reserve’s present neutral interest rates forecast for the balance of 2004.

Taxable-equivalent net interest income for three months ended March 31, 2004 increased $1.45 million, or 22.13%, compared to the same period a year ago. The significant fluctuation between the comparable periods resulted from the positive impact of growth in the average volume of earning assets that was partially offset by the negative impact of declining average interest rates. The average volume of earning assets during three months ended March 31, 2004 increased almost $97 million compared to the same period a year ago while over the same period the net interest margin increased by 28 basis points from 3.54% to 3.82%. Growth in average earning assets during 2004 and 2003 was primarily in loans. The increase in the net interest margin in 2004 was primarily the result of the general decline in market interest rates and concentration on pricing by company management.

The average volume of loans increased $81.3 million in three months ended March 31, 2004 compared to the same period a year ago. The average yield on loans decreased 55 basis points in three months ended March 31, 2004 compared to the same period a year ago. Funding for this growth was primarily provided by deposit growth. The average volume of deposits increased $80 million in three months ended March 31, 2004 compared to the same period a year ago. Interest-bearing deposits made up 84.5% of the growth in average deposits in three months ended March 31, 2004. Accordingly, the ratio of average interest-bearing deposits to total average deposits was 91.7% in three months ended March 31, 2004 compared to 92.6% in the same period a year ago. This deposit mix, combined with a general decline in market rates, had the effect of (i) reducing the average cost of total deposits by 74 basis points in three months ended March 31, 2004 compared to the same period a year ago and, (ii) mitigating a portion of the impact of declining yields on earning assets on the Company’s net interest income.

The Company’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.61% in three months ended March 31, 2004 compared to 3.29% in the same period a year ago. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

Provision for Possible Loan Losses

The provision for possible loan losses is determined by management as the amount to be added to the allowance for possible loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for possible loan losses totaled $980 thousand in three months ended March 31, 2004 compared to $649 thousand in same period a year ago. See the section captioned “Allowance for Possible Loan Losses” elsewhere in this discussion for further analysis of the provision for possible loan losses.

Non-Interest Income

The components of non-interest income were as follows:

	Three Months Ended March 31,
	2004	2003
Service charges on deposit accounts	$993	$856
Other charges, commissions and fees	274	277
Net gain on securities transactions	0	0
Other	23	26
Mortgage banking income	223	402

Total	$1,513	$1,561

Total non-interest income for three months ended March 31, 2004 decreased $48 thousand, or 3.07%, compared to the same period a year ago. Growth in non-interest income over the comparable periods was primarily in deposit service charges while mortgage banking fees decreased significantly over the comparable periods. Changes in these items and the other components of non-interest income are discussed in more detail below.

Service Charges on Deposit Accounts. Service charges on deposit accounts for three months ended March 31, 2004 increased $137 thousand, or 16.00%, compared to the same period a year ago. The increase was primarily due to a $115 thousand increase in overdraft fees, which were mostly related to consumer accounts. The increase in overdraft fees was primarily due to the increased volume in consumer and commercial accounts.

Mortgage Banking Fees. Mortgage banking fees for three months ended March 31, 2004 decreased $179 thousand, or 44.5%, compared to the same period a year ago. The decrease was primarily due to decreased mortgage loan activity during first quarter 2004 that was primarily attributable to a decrease in mortgage loan refinancing. The company anticipates mortgage loan refinancing to trend downward in future years as most borrowers have already refinanced to historical low rates.

All Other Non-Interest Income. The aggregate of all other non-interest income accounts remain relatively flat for both comparable periods.

Non-Interest Expense

The components of non-interest expense were as follows:

	Three Months Ended March 31,
	2004	2003
Salaries and employee benefits	$3,019	$2,745
Occupancy and Equipment	797	762
Other	1,680	1,391

Total	$5,496	$4,898

Total non-interest expense for three month ended March 31, 2004 increased $598 thousand, or 12.21%, compared to the same period a year ago. Growth in non-interest expense in three months ended March 31, 2004 was primarily in salaries, employee benefits, occupancy and equipment expense and other non-interest expenses. These items and the changes in the various components of non-interest expense are discussed in more detail below.

Salaries and Employee Benefits. Salaries and benefits expense for three months ended March 31, 2004 increased $274 thousand, or 9.98%, compared to the same period a year ago. The increase is primarily related to increases in headcount and merit increases as a result of new offices with the Company’s denovo branch expansions.

Occupancy and Equipment. Net occupancy expense for three months ended March 31, 2004 increased $35 thousand, or 4.59%, compared to the same period a year ago. The company experienced increased net occupancy and equipment expense for three months ended March 31, 2004 resulting from new offices opened during first quarter 2004. The impact of a new office and additional leasing of office space resulted in higher building maintenance, insurance and utilities costs, higher depreciation on building and equipment and higher lease expense.

All Other Non-Interest Expense. All other non-interest expense for three months ended March 31, 2004 increased $289 thousand, or 20.78%, compared to the same period a year ago. The increase is primarily due to additional overhead associated with new offices opened. In addition, legal and professional fees increased $26 thousand, director fees increased $19 thousand, city, county and state business occupation taxes increased $24 thousand, and software and license fee expense increased $53 thousand to account for additional increases for three months ended March 31, 2004 compared to the same period a year ago.

Sources and Uses of Funds

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the assets in which those funds are invested as a percentage of the Company’s average total assets for the period indicated. Average assets totaled $881 million in three months ended March 31, 2004 compared to $781 million in three months ended March 31, 2003.

	Three Months Ended March 31,
	2004		2003
Source of Funds:
Deposits:
Noninterest –Bearing	$61,839	7.02%	$49,454	6.34%
Interest-Bearing	682,520	77.45%	614,791	78.76%
Federal Funds Purchased	55	0.00%	58	0.00%
Long-term Debt and Other Borrowings	75,456	8.56%	59,888	7.67%
Other Noninterest-Bearing Liabilities	4,372	0.50%	4,376	0.56%
Equity Capital	57,015	6.47%	52,075	6.67%

Total	$881,257	100.00%	$780,642	100.00%

Uses of Funds:
Loans	$662,213	75.14%	$582,139	74.57%
Securities	112,685	12.79%	91,497	11.72%
Federal Funds Sold	36,189	4.11%	42,007	5.38%
Interest-Bearing Deposits in Other Banks	11,343	1.29%	11,735	1.50%
Other Interest-Earning Assets	4,192	0.47%	3,873	0.50%
Other Noninterest-Earning Assets	54,635	6.20%	49,391	6.33%

Total	$881,257	100.00%	$780,642	100.00%

Deposits continue to be the Company’s primary source of funding. Over the comparable periods, the relative mix of deposits continues to be high in interest-bearing deposits. Interest-bearing deposits totaled 91.69% of total average deposits in three months ended March 31, 2004 compared to 92.55% in the same period a year ago.

The Company primarily invests funds in loans and securities. Loans continue to be the largest component of the Company’s mix of invested assets. Loan demand continues to be strong as total loans were $698 million at March 31, 2004, up 6.73%, compared to loans of $654 million at December 31, 2003. See additional discussion regarding the Company’s loan portfolio in the section captioned “Loans” included elsewhere in this discussion. The majority of funds provided by deposit growth have been invested in loans.

Loans

The following table presents the composition of the Company’s loan portfolio as of March 31, 2004 and December 31, 2003:

	March 31, 2004	December 31, 2003
Commercial, Financial and Agricultural	$41,700	$44,590
Real Estate
Construction	74,168	56,374
Mortgage, Farmland	32,880	33,097
Mortgage, Other	451,461	428,197
Consumer	78,693	73,020
Other	19,007	18,932

	697,909	654,210

Unearned Discount	(34)	(33)
Allowance for Loan Losses	(9,082)	(8,516)

Loans	$688,793	$645,661

The following table presents total loans as of March 31, 2004 according to maturity distribution.

Maturity	($ in Thousands)
One Year or Less	$436,318
After One Year through Five Years	244,866
After Five Years	16,725

$697,909

Overview. Loans totaled $698 million at March 31, 2004, up 6.7% from December 31, 2003 loans of $654 million. The majority of the Company’s loan portfolio is comprised of the real estate loans-other, real estate construction and installment loans to individuals. Real estate-other, which is primarily 1-4 family residential properties and nonfarm nonresidential properties, made up 64.69% and 65.45% of total loans, real estate construction made up 10.63% and 8.62%, while installment loans to individuals made up 11.28% and 11.16% of total loans at March 31, 2004 and December 31, 2003, respectively. Real estate loans-other include both commercial and consumer balances.

Loan Origination/Risk Management. In accordance with Company’s decentralized banking model, loan decisions are made at the local bank level. The Company utilizes a Senior Loan Committee to assist lenders with the decision making and underwriting process of larger loan requests. Due to the diverse economic markets served by the Company, evaluation and underwriting criterion may vary slightly by bank. Overall, loans are extended after a review of the borrower’s repayment ability, collateral adequacy, and overall credit worthiness.

Commercial purpose, commercial real estate, and industrial loans are underwritten similar to other loans throughout the company. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography, and risk grade criteria. The company also utilizes information provided by third-party agencies to provide additional insight and guidance about economic conditions and trends affecting the markets it serves.

The Company extends loans to builders and developers that are secured by non-owner occupied properties. In such cases, the Company reviews the overall economic conditions and trends for each market to determine the desirability of loans to be extended for residential construction and development. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim mini-perm loan commitment from the Company until permanent financing is obtained. In some cases, loans are extended for residential loan construction for speculative purposes and are based on the perceived present and future demand for housing in a particular market served by the Company. These loans are monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, general economic conditions and trends, the demand for the properties, and the availability of long-term financing.

The Company originates consumer loans at the bank level. Due to the diverse economic markets served the Company, underwriting criterion may vary slightly by bank. The Company is committed to serving the borrowing needs of all markets served and, in some cases, adjusts certain evaluation methods to meet the overall credit demographics of each market. Consumer loans represent relatively small loan amounts that are spread across many individual borrower’s that helps minimize risk. Additionally, consumer trends and outlook reports are reviewed by management on a regular basis.

The Company maintains an independent loan review department that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to management. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company’s policies and procedures.

Commercial, Financial and Agricultural. Commercial, financial and agricultural loans at March 31, 2004 decreased 6.48% from December 31, 2003 to $41.7 million. The Company’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Company’s loan policy guidelines.

Industry Concentrations. As of March 31, 2004 and December 31, 2003, there were no concentrations of loans within any single industry in excess of 10% of total loans, as segregated by Standard Industrial Classification code (“SIC code”). The SIC code is a federally designed standard industrial numbering system used by the Company to categorize loans by the borrower’s type of business.

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

Large Credit Relationships. Colony is currently in seventeen counties in South and Central Georgia and include metropolitan markets in Doughtery, Lowndes, Houston and Chatham counties. As a result, the Company originates and maintains large credit relationships with several commercial customers in the ordinary course of business. The Company considers large credit relationships to be those with commitments equal to or in excess of $5.0 million prior to any portion being sold. Large relationships also include loan participations purchased if the credit relationship with the agent is equal to or in excess of $5.0 million. In addition to the Company’s normal policies and procedures related to the origination of large credits, the Company’s Central Credit Committee must approve all new and renewed credit facilities which are part of large credit relationships. The following table provides additional information on the Company’s large credit relationships outstanding at year-end.

	March 31, 2004			December 31, 2003
		Period End Balances			Period End Balances
	Number of Relationships	Committed	Outstanding	Number of Relationships	Committed	Outstanding
Large Credit Relationships:
$10 million and greater	1	$11,751	$9,682	1	$10,416	$9,673
$5 million to $9.9 million	2	$12,458	$12,287	2	$12,299	$11,591

Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table presents the maturity distribution of the Company’s loans at March 31, 2004. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate.

	Due in One Year or Less	After One, but Within Five Years	After Five Years	Total
Loans with fixed interest rates	$188,649	$233,201	$16,725	$438,575
Loans with floating interest rates	247,669	11,665	0	259,334

Total	$436,318	$244,866	$16,725	$697,909

The Company may renew loans at maturity when requested by a customer whose financial strength appears to support such renewal or when such renewal appears to be in the Company’s best interest. In such instances, the Company generally requires payment of accrued interest and may adjust the rate of interest, require a principal reduction or modify other terms of the loan at the time of renewal.

Non-Performing Assets and Potential Problem Loans

Non-performing assets and accruing past due loans as of March 31, 2004 and December 31, 2003 were as follows:

	March 31, 2004	December 31, 2003
Loans accounted for on nonaccrual	$5,975	$7,251
Loans past due 90 days or more	648	241
Renegotiated loans	0	0
Other real estate foreclosed	3,318	2,724

Total non-performing assets	$9,941	$10,216

Non-performing assets as a percentage of:
Total loans and foreclosed assets	1.42%	1.56%
Total assets	1.08%	1.18%
Accruing past due loans:
30-89 days past due	$8,120	$6,703
90 or more days past due	648	241

Total accruing past due loans	$8,768	$6,944

Non-performing assets include non-accrual loans, loans past due 90 days or more, restructured loans and foreclosed real estate. Non-performing assets at March 31, 2004 decreased 2.7% from December 31, 2003. A contract has been signed with scheduled closing in the second quarter of 2004 for a 1-4 residential subdivision and golf course development for approximately $2 million in other real estate foreclosed. The contract was scheduled for closing on March 31, 2004 with one sixty day extension which has now been exercised.

Generally, loans are placed on non-accrual status if principal or interest payments become 90 days past due and/or management deems the collectibility of the principal and/or interest to be in question, as well as when required by regulatory requirements. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days or more past due. For consumer loans, collectibility and loss are generally determined before the loan reaches 90 days past due. Accordingly, losses on consumer loans are recorded at the time they are determined. Consumer loans that are 90 days or more past due are generally either in liquidation/payment status or bankruptcy awaiting confirmation of a plan. Once interest accruals are discontinued, accrued but uncollected interest is charged to current year operations. Subsequent receipts on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Classification of a loan as non-accrual does not preclude the ultimate collection of loan principal or interest.

Renegotiated loans are loans on which, due to deterioration in the borrower’s financial condition, the original terms have been modified in favor of the borrower or either principal or interest has been forgiven.

Foreclosed assets represent property acquired as the result of borrower defaults on loans. Foreclosed assets are recorded at estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for possible loan losses. On an ongoing basis, properties are appraised as required by market indications and applicable regulations. Write-downs are provided for subsequent declines in value and are included in other non-interest expense along with other expenses related to maintaining the properties.

Allowance for Possible Loan Losses

The allowance for possible loan losses is a reserve established through a provision for possible loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The allowance for possible loan losses includes allowance allocations calculated in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS 118, and allowance allocations determined in accordance with SFAS No. 5, “Accounting for Contingencies.” The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

The company’s allowance for possible loan losses consists of specific valuation allowances established for probable losses on specific loans and historical valuation allowances for other loans with similar risk characteristics.

The allowances established for probable losses on specific loans are based on a regular analysis and evaluation of classified loans. Loans are classified based on an internal credit risk grading process that evaluates, among other things: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. This analysis is performed at the subsidiary bank level and is reviewed at the parent company level. Once a loan is classified, it is reviewed to determine whether the loan is impaired and, if impaired, a portion of the allowance for possible loan losses is specifically allocated to the loan. Specific valuation allowances are determined after considering the borrower’s financial condition, collateral deficiencies, and economic conditions affecting the borrower’s industry, among other things.

Historical valuation allowances are calculated from loss factors applied to loans with similar risk characteristics. The loss factors are based on loss ratios for groups of loans with similar risk characteristics. The loss ratios are derived from the proportional relationship between actual loan losses and the total population of loans in the risk category. The historical loss ratios are periodically updated based on actual charge-off experience. The company’s groups of similar loans include similarly risk-graded groups of loans not reviewed for individual impairment.

Management evaluates the adequacy of the allowance for each of these components on a quarterly basis. Peer comparisons, industry comparisons, and regulatory guidelines are also used in the determination of the general valuation allowance.

Loans identified as losses by management, internal loan review, and/or bank examiners are charged-off.

An allocation for loan losses has been made according to the respective amounts deemed necessary to provide for the possibility of incurred losses within the various loan categories. The allocation is based primarily on previous charge-off experience adjusted for changes in experience among each category. Additional amounts are allocated by evaluating the loss potential of individual loans that management has considered impaired. The reserve for loan loss allocation is subjective since it is based on judgment and estimates, and therefore is not necessarily indicative of the specific amounts or loan categories in which the charge-offs may ultimately occur. The following table shows a comparison of the allocation of the reserve for loan losses for the periods indicated.

	March 31, 2004		December 31, 2003
	Reserve	%*	Reserve	%*
Commercial, Financial and Agricultural	$2,543	6%	$2,470	7%
Real Estate – Construction	636	10%	340	4%
Real Estate – Farmland	454	5%	426	5%
Real Estate – Other	2,997	65%	2,981	70%
Loans to Individuals	1,816	11%	1,703	11%
All other Loans	636	3%	596	3%

Total	$9,082	100%	$8,516	100%

*	Loan balance in each category expressed as a percentage of total end of period loans.

Activity in the allowance for loan losses is presented in the following table. There were no charge-offs or recoveries related to foreign loans during any of the periods presented.

The following table presents an analysis of the Company’s loan loss experience for the periods indicated.

($ in thousands)	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Allowance for Loan Losses at Beginning of Quarter	$8,516	$7,364

Charge-Off
Commercial, Financial and Agricultural	223	40
Real Estate	9	91
Consumer	230	96

	462	227

Recoveries
Commercial, Financial and Agricultural	1	5
Real Estate	4	6
Consumer	43	23

	48	34

Net Charge-Offs	414	193

Provision for Loan Losses	980	649

Business Combination	0	0

Allowance for Loan Losses at End of Quarter	$9,082	$7,820

Ratio of Net Charge-Offs to Average Loans	0.06%	0.03%

The allowance for possible loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The provision for possible loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for possible loan losses increased $331 thousand from $649 thousand in three months ended March 31, 2003 to $980 thousand in three months ended March 31, 2004. Higher provisions were considered necessary during first quarter 2004 due to the overall uncertainty in the economy and increased loan volume.

Net charge-offs in three months ended March 31, 2004 increased $221 thousand compared to the same period a year ago. The general increase in net charge-offs during the comparable periods is reflective of the more stringent credit standards and the weak economic conditions.

Management believes the level of the allowance for possible loan losses was adequate as of March 31, 2004. Should any of the factors considered by management in evaluating the adequacy of the allowance for possible loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for possible loan losses.

Investment Portfolio

The following table presents carrying values of investment securities held by the Company as of March 31, 2004 and December 31, 2003.

($ in thousands)	March 31, 2004	December 31, 2003
U.S. Treasuries and Government Agencies	$17,322	$17,845
Obligations of States and Political Subdivisions	9,673	9,890
Corporate Obligations	6,613	6,556
Marketable Equity Securities	947	944

Investment Securities	34,555	35,235
Mortgage Backed Securities	80,251	75,173

Total Investment Securities and Mortgage Backed Securities	$114,806	$110,408

The following table represents maturities and weighted-average yields of investment securities held by the Company as of March 31, 2004. (Mortgage backed securities are based on the average life at the projected speed, while Agencies and State and Political subdivisions reflect anticipated calls being exercised.)

	Within 1 Year		After 1 Year But Within 5 Years		After 5 Years But Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government Agencies	$2,593	4.09%	$13,730	3.61%	$498	3.78%	$501	4.71%
Mortgage Backed Securities	1,438	(2.22)	74,956	2.61	3,857	3.69	—	—
Obligations of States and Political Subdivisions	851	5.23	6,827	4.00	1,573	6.04	422	8.56
Corporate Obligations	—	—	6,613	4.56	—	—	—	—
Marketable Equity Securities	—	—	—	—	—	—	947	5.65

Total Investment Portfolio	$4,882	2.43%	$102,126	2.96%	$5,928	4.32%	$1,870	6.05%

Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. The Company has 99.9% of its portfolio classified as available for sale.

At March 31, 2004, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of the Company’s shareholders’ equity.

The average yield of the securities portfolio was 3.74% in three months ended March 31, 2004 compared to 3.56% in the same period a year ago. The increase in the average yield over the comparable periods primarily resulted from the investment of new funds received from deposit growth at higher current yields and the reinvestment of proceeds from the early repayment of mortgage-backed securities in similar investments, also at higher current yields. The early repayment of mortgage-backed securities primarily resulted from borrower refinancing due to lower market interest rates. The overall growth in the securities portfolio over the comparable periods was primarily funded by deposit growth.

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the three months period ended March 31, 2004 and March 31, 2003.

	March 31, 2004		March 31, 2003
($ in thousands)	Average Amount	Average Rate	Average Amount	Average Rate
Noninterest-Bearing Demand Deposits	$61,839		$49,454
Interest-Bearing Demand and Savings Deposits	188,398	1.09%	174,002	1.51%
Time Deposits	494,122	2.36	440,789	3.29

Total Deposits	$744,359	1.84%	$664,245	2.58%

The following table presents the maturities of the Company’s other time deposits as of March 31, 2004.

($ in thousands)	Other Time Deposits $100,000 or Greater	Other Time Deposits Less Than $100,000	Total
Months to Maturity
3 or Less	$58,662	$87,992	$146,654
Over 3 through 12	98,141	194,750	292,891
Over 12 Months	23,456	53,813	77,269

	$180,259	$336,555	$516,814

Average deposits increased $80.1 million to $744.4 million at March 31, 2004 from $664.2 million at March 31, 2003. The increase included $12.4 million or 15.5%, related to noninterest-bearing deposits. Accordingly the ratio of average noninterest-bearing deposits to total average deposits was 8.3% for three months ended March 31, 2004 compared to 7.4% for three months ended March 31, 2003. The general decline in market rates, had the effect of (i) reducing the average cost of total deposits by 74 basis points in three months ended March 31, 2004 compared to the same period a year ago; and (ii) mitigating a portion of the impact of declining yields on earning assets on the Company’s net interest income.

Total average interest-bearing deposits increased $67.7 million, or 11.02% in three months ended March 31, 2004 compared to the same period a year ago. The growth in average deposits at March 31, 2004 compared to March 31, 2003 was primarily in money market deposit accounts and savings and interest-on-checking accounts and other time accounts. Due to the uncertainty of the low interest rate environment, it appears that many customers are less inclined to invest their funds for extended periods and are choosing to maintain such funds in readily accessible money market and interest-on-checking accounts and short term time accounts.

Off-Balance-Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of March 31, 2004. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payments Due by Period
	1 Year or Less	More than 1 Year but Less Than 3 Years	3 Years or More but Less Than 5 Years	5 Years or More	Total
Contractual obligations:
Subordinated debentures	$—	$—	$—	$14,434	$14,434
Other borrowed money	246	878	500	—	1,624
Federal Home Loan Bank advances	1,000	3,000	18,500	35,000	57,500
Operating leases	94	102	—	—	196
Deposits with stated maturity dates	439,545	58,377	18,892	—	516,814

	440,885	62,357	37,892	49,434	590,568

Other commitments:
Loan commitments	95,531	—	—	—	95,531
Standby letters of credit	1,817	—	—	—	1,817
Performance letters of credit	279	—	—	—	279

	97,627	—	—	—	97,627

Total contractual obligations and Other commitments	$538,512	$62,357	$37,892	$49,434	$688,195

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

Loan Commitments. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for possible loan losses. Loan commitments outstanding at March 31, 2004 are included in the table above.

Standby and Performance Letters of Credit. Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. The Company’s policies generally require that standby and performance letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby and performance letters of credit outstanding at March 31, 2004 are included in the table above.

Capital and Liquidity

At March 31, 2004, shareholders’ equity totaled $58 million compared to $56 million at December 31, 2003. In addition to net income of $1.9 million, other significant changes in shareholders’ equity during three months ended March 31, 2004 included $0.4 million of dividends paid and an increase of $28 thousand resulting from the amortization of the stock grant plan. The accumulated other comprehensive income component of shareholders’ equity totaled $492 thousand at March 31, 2004 compared to $22 thousand at December 31, 2003. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale. Under regulatory requirements, the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. Tier 1 capital consists of common stock and qualifying preferred stockholders’ equity less goodwill. Tier 2 capital consists of certain convertible, subordinated and other qualifying debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets. The Company has no Tier 2 capital other than the allowance for loan losses.

Using the capital requirements presently in effect, the Tier 1 ratio as of March 31, 2004 was 9.77 percent and total Tier 1 and 2 risk-based capital was 11.02 percent. Both of these measures compare favorably with the regulatory minimum of 4 percent for Tier 1 and 8 percent for total risk-based capital. The Company’s Tier 1 leverage ratio as of March 31, 2004 was 7.77 percent, which exceeds the required ratio standard of 4 percent.

For three months ended March 31, 2004, average capital was $57.0 million, representing 6.47 percent of average assets for the year. This compares to 6.67 percent for three months ended March 31, 2003 and 6.59 percent for calendar year 2003.

The Company paid a quarterly dividend of $0.075 per common share during the first quarter of 2004, and a quarterly dividend of $0.06 per common share during the first quarter of 2003, respectively. This equates to a dividend payout ratio of 22.06% for first quarter 2004 compared to 20.69 percent for the same period a year ago.

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

Impact of Inflation and Changing Prices

The Company’s financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). GAAP presently requires the Company to measure financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on the operations of the Company is reflected in increased operating costs. In management’s opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond the control of the Company, including changes in the expected rate of inflation, the influence of general and local economic conditions and the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities, among other things, as further discussed in the next section.

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

Quantitative and Qualitative Disclosures About Market Risk

AVERAGE BALANCE SHEETS

	Three Months Ended March 31, 2004			Three Months Ended March 31, 2003
($ in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Income Taxable (1)	671,073	11,003	6.56%	589,762	10,484	7.11%

Investment Securities Taxable	103,771	935	3.60%	83,932	700	3.34%
Tax-Exempt (2)	8,914	119	5.34%	7,565	114	6.03%

Total Investment Securities	112,685	1,054	3.74%	91,497	814	3.56%

Interest-Bearing Deposits in Other Banks	11,343	26	0.92%	11,735	34	1.16%

Funds Sold	36,189	84	0.93%	42,007	123	1.17%

Interest-Bearing Other Assets	4,192	34	3.24%	3,873	45	4.65%

Total Interest-Earning Assets	835,482	12,201	5.84%	738,874	11,500	6.23%

Non-interest-Earning Assets
Cash	18,573			16,961
Allowance for Loan Losses	(8,860)			(7,623)
Other Assets	36,062			32,430

Total Noninterest-Earning Assets	45,775			41,768

Total Assets	881,257			780,642

Liabilities and Stockholders’ Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	188,398	514	1.09%	174,002	659	1.51%
Other Time	494,122	2,918	2.36%	440,789	3,620	3.29%

Total Interest-Bearing Deposits	682,520	3,432	2.01%	614,791	4,279	2.78%

Other Interest-Bearing Liabilities
Debt	61,022	619	4.06%	45,454	511	4.50%
Trust Preferred Securities	14,434	169	4.68%	14,434	175	4.85%
Funds Purchased and Securities Sold Under Agreement to Repurchase	55	0	0.00%	58	0	0.00%

Total Other Interest-Bearing Liabilities	75,511	788	4.17%	59,946	686	4.58%

Total Interest-Bearing Liabilities	758,031	4,220	2.23%	674,737	4,965	2.94%

Noninterest-Bearing Liabilities and Stockholders’ Equity
Demand Deposits	61,839			49,454
Other Liabilities	4,372			4,376
Stockholder’s Equity	57,015			52,075

Total Noninterest-Bearing Liabilities and Stockholders’ Equity	123,226			105,905

Total Liabilities and Stockholders’ Equity	881,257			780,642

Interest Rate Spread			3.61%			3.29%

Net Interest Income		7,981			6,535

Net Interest Margin			3.82%			3.54%

(1)	The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable equivalent adjustments totaling $33 and $29 for three month period ended March 31, 2004 and 2003 respectively, are included in tax-exempt interest on loans.
(2)	Taxable-equivalent adjustments totaling $40 and $39 for three month period ended March 31, 2004 and 2003, respectively, are included in tax-exempt interest on investment securities. The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

Colony Bankcorp, Inc. and Subsidiary

Interest Rate Sensitivity

The following table is an analysis of the Company’s interest rate-sensitivity position at March 31, 2004. The interest-bearing rate-sensitivity gap, which is the difference between interest-earning assets and interest-bearing liabilities by repricing period, is based upon maturity or first repricing opportunity, along with a cumulative interest rate-sensitivity gap. It is important to note that the table indicates a position at a specific point in time and may not be reflective of positions at other times during the year or in subsequent periods. Major changes in the gap position can be, and are, made promptly as market outlooks change.

	Assets and Liabilities Repricing Within
($ in Thousands)	3 Months or Less	4 to 12 Months	1 Year	1 to 5 Years	Over 5 Years	Total
EARNING ASSETS:
Interest-bearing deposits	9,446	0	9,446	0	0	9,446
Federal Funds Sold	44,544	0	44,544	0	0	44,544
Investment Securities	20,319	1,975	22,294	75,543	16,969	114,806
Loans, net of unearned income	278,250	158,034	436,284	244,866	16,725	697,875
Loans held for sale	1,911	0	1,911	0	0	1,911
Other interest-bearing assets	3,030	1,213	4,243	0	0	4,243

Total Interest-earning assets	357,500	161,222	518,722	320,409	33,694	872,825

INTEREST-BEARING LIABILITIES:
Interest-bearing Demand deposits (1)	163,245	0	163,245	0	0	163,245
Savings (1)	39,808	0	39,808	0	0	39,808
Time Deposits	146,654	292,891	439,545	77,241	28	516,814
Other Borrowings (2)	1,624	1,000	2,624	21,500	35,000	59,124
Subordinated Debentures	14,434	0	14,434	0	0	14,434

Total Interest-bearing liabilities	365,765	293,891	659,656	98,741	35,028	793,425

Interest rate-sensitivity gap	(8,265)	(132,669)	(140,934)	221,668	(1,334)	79,400

Cumulative interest-sensitivity gap	(8,265)	(140,934)	(140,934)	80,734	79,400

Interest rate-sensitivity gap as a percentage of interest-earning assets	(0.95)%	(15.20)%	(16.15)%	25.40%	(0.15)%

Cumulative interest rate-sensitivity as a percentage of interest-earning assets	(0.95)%	(16.15)%	(16.15)%	9.25%	9.10%

(1)	Interest-bearing Demand and Savings Accounts for repricing purposes are considered to reprice within 3 months or less.
(2)	Short-term borrowings for repricing purposes are considered to reprice within 3 months or less.

The foregoing table indicates that we had a one year negative gap of ($141) million, or (16.15%) of total assets at March 31, 2004. In theory, this would indicate that at March 31, 2004, $141 million more in liabilities than assets would reprice if there were a change in interest rates over the next 365 days. Thus, if interest rates were to decline, the gap would indicate a resulting increase in net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and our supporting liability can vary significantly while the timing of repricing of both the assets and our supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposits.

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

Return on Assets and Stockholder’s Equity

The following table presents selected financial ratios for each of the periods indicated.

	Three Months Ended March 31
	2004	2003
Return on Assets	0.87%	0.84%

Return on Equity	13.51%	12.64%

Dividend Payout	$0.075	$0.06

Equity to Assets	6.28%	6.55%

Future Outlook

Colony is an emerging company in an industry filled with nonregulated competitors and a rapid pace of consolidation. The year brings with it new opportunities for growth in our existing markets, as well as opportunities to expand into new markets through acquisitions and denovo branching. Colony completed the acquisition of Quitman Federal during 2002 and with the Quitman acquisition opened a branch in the Valdosta/Lowndes County market during the first quarter of 2003. The company has purchased real estate for a second location in Lowndes County that should open during 2004. The company purchased real estate in the Dougherty/Lee Counties market during 2002 and has constructed its third office that opened in early 2004. Additionally, real estate was purchased in the Thomas County market for a future office, probably in 2005. Other areas of interest in South and Central Georgia include Glynn, Ware, and Chatham Counties, with annual retail sales greater than $650 million and a population greater than 35,000. The company opened a loan production office in Savannah during first quarter 2004 and will purchase real estate for a branch office during 2004. In addition, the company will open its second office in Tift County during third quarter 2004. In addition, the Company signed a definitive agreement to purchase Flag-Thomaston office that closed on March 19, 2004. The office, with current deposits of approximately $36 million, will allow Colony to compete in Upson County and Muscogee County Georgia.

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

Through its seven subsidiary banks, Colony Bankcorp, Inc. operates a full-service banking business and offers a broad range of retail and commercial banking services including checking, savings, NOW accounts, money market and time deposits of various types; loans for business, agriculture, real estate, personal uses, home improvement and automobiles; credit card; letters of credit; investment and discount brokerage services; IRA’s; safe deposit box rentals, bank money orders; electronic funds transfer services, including wire transfers and automated teller machines and internet accounts. Each of the Banks is a member of Federal Deposit Insurance Corporation whose customer deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation.

On April 2, 1998, the Company was listed on Nasdaq National Market. The Company’s common stock trades on the Nasdaq Stock Market under the symbol “CBAN”. The Company presently has approximately 1,433 shareholders as of March 31, 2004. “The Nasdaq Stock Market” or “Nasdaq” is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting and order execution systems. This market also provides specialized automation services for screen-based negotiations of transactions, on-line comparison of transactions, and a range of informational services tailored to the needs of the securities industry, investors and issuers. The Nasdaq Stock Market is operated by The Nasdaq Stock Market, Inc., a wholly-owned subsidiary of the National Association of Securities Dealers, Inc.

ITEM 4 – CONTROLS AND PROCEDURES

We maintain a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Colony Bankcorp, Inc. (including its consolidated subsidiaries) required to be included in this quarterly report on Form 10-Q.

There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date that we carried out our evaluation.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

A.	Exhibits –	3.1 Articles of Incorporation

-filed as Exhibit 3(a) to the Registrant’s Registration Statement on Form 10 (File No. 0-18486), filed with the Commission on April 25, 1990 and incorporated herein by reference

3.2 Bylaws, as Amended

-filed as Exhibit 3(b) to the Registrant’s Registration Statement on Form 10 (File No. 0-18486), filed with the Commission on April 25, 2990 and incorporated herein by reference

4.1 Instruments Defining the Rights of Security Holders

-incorporated herein by reference to page 1 of the Company’s Definitive Proxy Statement for Annual Meeting of Stockholders to be held on April 27, 2004, filed with the Securities and Exchange Commission on March 3, 2004 (File No. 000-12436)

10.1 Deferred Compensation Plan and Sample Director Agreement

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

-filed as Exhibit 10(c) the Registrant’s Annual Report on Form 10-K (File No. 000-12436), filed with the Commission on March 30, 2001 and incorporated herein by reference

11.1 Statement of Computation of Earnings Per Share

31.1 Certificate of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2 Certificate of Chief Financial Officer Pursuant to Section 302 of Sarbanes – Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B.	The Company filed Form 8-K on January 9, 2004 reporting that a press release had been issued on January 9, 2004 in which financial results for the quarter ended December 31, 2003 was reported.

The Company filed Form 8-K on March 4, 2004 reporting that a press release had been issued on March 4, 2004 announcing the opening of a loan production office in Savannah, Georgia.

The company filed Form 8-K on March 15, 2004 reporting that a press release had been issued on March 15, 2004 announcing the opening of a new branch facility in Dougherty/Lee County, Georgia.

The company filed Form 8-K on March 18, 2004 reporting that a press release had been issued on March 18, 2004 announcing the declaration of a first quarter 2004 dividend payment.

The company filed Form 8-K on March 22, 2004 reporting that a press release had been issued on March 22, 2004 announcing the purchase of Flag Bank’s Thomaston Georgia branch.

The company filed Form 8-K on April 9, 2004 reporting that a press release had been issued on April 9, 2004 in which financial results for the quarter ended March 31, 2004 was reported.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2004	/s/ James D. Minix
James D. Minix, President and Chief Executive Officer

Date: April 30, 2004	/s/ Terry L. Hester
Terry L. Hester, Executive Vice President and Chief Financial Officer