Form 10-Q
period 2004-06-30
COLONY BANKCORP INC
filed 2004-08-04
CIK 711669

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 30, 2004

COMMISSION FILE NUMBER 0-12436

COLONY BANKCORP, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

GEORGIA	58-1492391
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

115 SOUTH GRANT STREET, FITZGERALD, GEORGIA 31750

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

229/426-6000

(REGISTRANT’S TELEPHONE NUMBER INCLUDING AREA CODE)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED REPORTS REQUIRED TO BE FILED BY SECTIONS 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.    YES  ☒    NO  ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE ACT)    YES  ☒    NO  ☐

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS	OUTSTANDING AT AUGUST 2, 2004
COMMON STOCK, $1 PAR VALUE	5,738,343

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE FOLLOWING FINANCIAL STATEMENTS ARE PROVIDED FOR COLONY BANKCORP, INC. AND SUBSIDIARIES: COLONY BANK OF FITZGERALD, COLONY BANK ASHBURN, COLONY BANK WILCOX, COLONY BANK OF DODGE COUNTY, COLONY BANK WORTH, COLONY BANK SOUTHEAST, COLONY MANAGEMENT SERVICES, INC., AND COLONY BANK QUITMAN, FSB.

A.	CONSOLIDATED BALANCE SHEETS – JUNE 30, 2004 AND DECEMBER 31, 2003.	3

B.	CONSOLIDATED STATEMENTS OF INCOME – FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003 AND FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003.	4

C.	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003 AND FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003	5

D.	CONSOLIDATED STATEMENTS OF CASH FLOWS – FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003.	6

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2004 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

COLONY BANKCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2004 AND DECEMBER 31, 2003

(DOLLARS IN THOUSANDS)

	June 30, 2004	Dec 31, 2003
	(Unaudited)
ASSETS

Cash and Balances Due from Depository Institutions	$18,537	$22,355
Interest-Bearing Deposits	4,846	11,615
Federal Funds Sold	18,306	37,368
Investment Securities
Available for Sale, at Fair Value	110,545	110,327
Held to Maturity, at Cost (Fair Value of $87 and $81, Respectively)	87	81

	110,632	110,408

Federal Home Loan Bank Stock, at Cost	3,330	3,000
Loans Held for Sale	2,469	1,677
Loans	744,513	654,210
Allowance for Loan Losses	(9,677)	(8,516)
Unearned Interest and Fees	(37)	(33)

	734,799	645,661

Premises and Equipment	21,655	17,571
Other Real Estate	3,427	2,724
Goodwill	2,412	448
Intangible Assets	711	243
Other Assets	15,873	15,536

Total Assets	$936,997	$868,606

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Noninterest-Bearing	$60,668	$64,043
Interest-Bearing	730,014	668,275

	790,682	732,318

Borrowed Money
Subordinated Debentures	19,074	14,434
Federal Funds Purchased	610	0
Other Borrowed Money	64,565	61,184

	84,249	75,618

Other Liabilities	4,051	4,694

Stockholders’ Equity
Common Stock, Par Value $1, Authorized 20,000,000 Shares, Issued 5,738,343 and 5,727,968 Shares as of June 30, 2004 and December 31, 2003, Respectively	5,738	5,728
Paid-In Capital	23,713	23,499
Retained Earnings	29,915	26,857
Restricted Stock - Unearned Compensation	(288)	(130)
Accumulated Other Comprehensive Income, Net of Tax	(1,063)	22

	58,015	55,976

Total Liabilities and Stockholders’ Equity	$936,997	$868,606

The accompanying notes are an integral part of these statements.

COLONY BANKCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED JUNE 30, 2004 AND 2003

AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	6/30/2004	6/30/2003	6/30/2004	6/30/2003
Interest Income
Loans, including fees	$11,537	$10,765	$22,507	$21,220
Federal Funds Sold	54	98	138	221
Deposits with Other Banks	20	46	46	80
Investment Securities
U.S. Treasury & Federal Agencies	805	432	1,649	1,007
State, County and Municipal	80	80	166	163
Other Investments	84	119	168	236
Dividends on Other Investments	26	31	52	67

	12,606	11,571	24,726	22,994

Interest Expense
Deposits	3,537	4,043	6,969	8,322
Federal Funds Purchased	3	1	3	1
Borrowed Money	771	752	1,559	1,438

	4,311	4,796	8,531	9,761

Net Interest Income	8,295	6,775	16,195	13,233
Provision for Loan Losses	865	823	1,845	1,472

Net Interest Income After Provisions for loan losses	7,430	5,952	14,350	11,761

Noninterest Income
Service Changes on Deposits	1,077	911	2,070	1,767
Other Service Changes, Commissions & Fees	234	229	508	506
Security Gains, net	0	0	0	0
Other Income	261	623	515	1,060

	1,572	1,763	3,093	3,333

Noninterest Expense
Salaries and Employee Benefits	3,225	2,830	6,244	5,575
Occupancy and Equipment	869	791	1,666	1,553
Other Operating Expenses	1,855	1,565	3,535	2,956

	5,949	5,186	11,445	10,084

Income Before Income Taxes	3,053	2,529	5,998	5,010
Income Taxes	1,046	864	2,066	1,700

Net Income	$2,007	$1,665	$3,932	$3,310

Net Income Per Share of Common Stock
Basic	$0.35	$0.29	$0.69	$0.58

Diluted	$0.35	$0.29	$0.69	$0.58

Weighted Average Basic Shares Outstanding	5,707,843	5,701,552	5,701,785	5,701,652

Weighted Average Diluted Shares Outstanding	5,725,022	5,716,409	5,719,551	5,715,937

The accompanying notes are an integral part of these statements.

COLONY BANKCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

THREE MONTHS ENDED JUNE 30, 2004 AND 2003

AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	06/30/04	06/30/03	06/30/04	06/30/03
Net Income	$2,007	$1,665	$3,932	$3,310

Other Comprehensive Income, Net of Tax
Gains (Losses) on Securities Arising During Year	(1,555)	270	(1,085)	(1)
Reclassification Adjustment	0	0	0	0

Unrealized Gains (Losses) on Securities	(1,555)	270	(1,085)	(1)

Comprehensive Income	$452	$1,935	$2,847	$3,309

The accompanying notes are an integral part of these statements.

COLONY BANKCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	2004	2003
CASH FLOW FROM OPERATING ACTIVITIES

Net Income	$3,932	$3,310
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on sale of investment securities	0	0
Depreciation	844	784
Provision for loan losses	1,845	1,472
Amortization of excess costs	68	78
Other prepaids, deferrals and accruals, net	(2,368)	(119)

Total Adjustments	389	2,215

Net cash provided by operating activities	4,321	5,525

CASH FLOW FROM INVESTING ACTIVITIES

Cash received in business acquistion, net	14,377	0
Purchase of other assets (FHLB stock)	(330)	(88)
Purchases of securities available for sale	(15,687)	(41,612)
Proceeds from sales of securities available for sale	0	0
Proceeds from maturities, calls, and paydowns of investment securities:
Available for Sale	13,735	38,920
Held to Maturity	7	34
Decrease (Increase) in interest-bearing deposits in banks	6,769	(1,392)
(Increase) in loans	(73,540)	(60,211)
Purchase of premises and equipment	(2,738)	(957)
Investment in Statutory Trust	(140)	0

Net cash provided by investing activities	(57,547)	(65,306)

CASH FLOW FROM FINANCING ACTIVITIES

Net increase in deposits	22,560	24,047
Federal funds purchased	610	0
Dividends paid	(845)	(687)
Net (decrease) increase in other borrowed money	3,381	11,881
Proceeds from issuance of subordinated debentures	4,640	0

Net cash provided by financing activities	30,346	35,241

Net increase (decrease) in cash and cash equivalents	(22,880)	(24,540)
Cash and cash equivalents at beginning of period	59,723	69,831

Cash and cash equivalents at end of period	$36,843	$45,291

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

Securities available for sale are reported at estimated fair value. Unrealized gains and losses on securities available for sale are excluded from earnings and reported, net of deferred taxes, in accumulated other comprehensive income, a component of stockholders’ equity. Gains and losses from sales of securities available for sale are computed using the specific identification method. This caption includes securities, which may be sold to meet liquidity needs arising from unanticipated deposit and loan fluctuations, changes in regulatory capital requirements, or unforeseen changes in market conditions.

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

New Accounting Standards

SEC Staff Accounting Bulletin (SAB) No. 105 “Application of Accounting Principles to Loan Commitments.” SAB 105 summarizes the views of the staff of the SEC regarding the application of generally accepted accounting principles to loan commitments accounted for as derivate instruments. SAB 105 provides that the fair value of recorded loan commitments that are accounted for as derivates under SFAS 133, “Accounting for Derivate Instruments and Hedging Activities,” should not incorporate the expected future cash flows related to the associated servicing of the future loan. In addition, SAB 105 requires registrants to disclose their accounting policy for loan commitments. The provisions of SAB 105 must be applied to loan commitments accounted for as derivates that are entered into after March 31, 2004. The adoption of this accounting standard did not have a material impact on the Corporation’s financial statements.

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

In April 2004, the shareholders of Colony Bankcorp, Inc. adopted a restricted stock grant plan which awards certain executive officers common shares of the Company. The maximum number of shares which may be subject to restricted stock awards is 114,800. No shares have been issued pursuant to this stock grant plan.

(2) Cash and Balances Due from Depository Institutions

Components of cash and balances due from depository institutions at June 30, 2004 and December 31, 2003 are as follows:

	June 30, 2004	December 31, 2003
Cash on Hand and Cash Items	$9,263	$8,085
Noninterest-Bearing Deposits with Other Banks	9,274	14,270

	$18,537	$22,355

As of June 30, 2004, the Banks had required deposits of approximately $3,055 with the Federal Reserve.

(3) Investment Securities

Investment securities as of June 30, 2004 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U.S. Government Agencies
Mortgage-Backed	$77,708	$156	$(1,403)	$76,461
Other	18,340	44	(185)	18,199
State, County & Municipal	8,508	128	(53)	8,583
Corporate Obligations	6,355	75	(37)	6,393
Marketable Equity Securities	1,130	0	(221)	909

	$112,041	$403	$(1,899)	$110,545

Securities Held to Maturity:
State, County and Municipal	$87	$0	$0	$87

The amortized cost and fair value of investment securities as of June 30,2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in One Year or Less	$715	$731	$0	$0
Due After One Year Through Five Years	24,675	24,563	0	0
Due After Five Years Through Ten Years	5,824	5,868	0	0
Due After Ten Years	1,989	2,013	87	87

	33,203	33,175	87	87

Marketable Equity Securities	1,130	909	0	0
Mortgage-Backed Securities	77,708	76,461	0	0

	$112,041	$110,545	$87	$87

(3) Investment Securities (Continued)

Investment securities as of December 31, 2003 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U.S. Government Agencies
Mortgage-Backed Securities	$75,485	$246	$(558)	$75,173
Other	17,621	226	(2)	17,845
State, County & Municipal	9,579	236	(6)	9,809
Corporate Obligations	6,384	181	(9)	6,556
Marketable Equity Securities	1,130	0	(186)	944

	$110,199	$889	$(761)	$110,327

Securities Held to Maturity:
State, County and Municipal	$81	$0	$0	$81

There were no proceeds from sales of investments available for sale during first two quarters of 2004 or first two quarters of 2003.

Investment securities having a carry value approximating $65,707 and $56,611 as of June 30, 2004 and December 31, 2003, respectively, were pledged to secure public deposits and for other purposes.

(4) Loans

The composition of loans as of June 30, 2004 and December 31, 2003 was as follows:

	June 30, 2004	December 31, 2003
Commercial, Financial and Agricultural	$48,971	$44,590
Real Estate – Construction	92,284	56,374
Real Estate – Farmland	34,141	33,097
Real Estate – Other	471,766	428,197
Installment Loans to Individuals	76,283	73,020
All Other Loans	21,068	18,932

	$744,513	$654,210

Nonaccrual loans are loans for which principal and interest are doubtful of collection in accordance with original loan terms and for which accruals of interest have been discontinued due to payment delinquency. Nonaccrual loans totaled $6,517 and $7,251 as of June 30, 2004 and December 31, 2003, respectively. On June 30, 2004, the Company had 90 day past due loans with principal balances of $717 compared to 90 day past due loans with principal balances of $241 on December 31, 2003.

(5) Allowance for Loan Losses

Transactions in the allowance for loan losses are summarized below for six months ended June 30, 2004 and June 30, 2003 as follows:

	June 30, 2004	June 30, 2003
Balance, Beginning	$8,516	$7,364
Provision Charged to Operating Expenses	1,845	1,472
Loans Charged Off	(788)	(960)
Loan Recoveries	104	87

Balance, Ending	$9,677	$7,963

(6) Premises and Equipment

Premises and equipment are comprised of the following as of June 30, 2004 and December 31, 2003:

	June 30, 2004	December 31, 2003
Land	$4,889	$2,837
Building	16,415	13,874
Furniture, Fixtures and Equipment	11,736	10,928
Leasehold Improvements	723	678
Construction in Progress	30	551

	33,793	28,868

Accumulated Depreciation	(12,138)	(11,297)

	$21,655	$17,571

Depreciation charged to operations totaled $844 and $784 for six months ended June 30, 2004 and June 30, 2003, respectively.

Certain Company facilities and equipment are leased under various operating leases. Rental expense approximated $77 and $60 for six months ended June 30, 2004 and 2003.

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

(8) Deposits

Components of interest-bearing deposits as of June 30, 2004 and December 31, 2003 are as follows:

	June 30, 2004	December 31, 2003
Interest-Bearing Demand	$157,724	$149,518
Savings	40,840	33,513
Time, $100,000 and Over	183,586	163,036
Other Time	347,864	322,208

	$730,014	$668,275

The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of one hundred thousand, was approximately $161,892 and $149,154 as of June 30, 2004 and December 31, 2003, respectively.

As of June 30, 2004 and December 31, 2003, the scheduled maturities of certificates of deposits are as follows:

Maturity	June 30, 2004	December 31, 2003
One Year and Under	$465,203	$412,897
One to Three Years	45,194	57,378
Three Years and Over	21,053	14,969

	$531,450	$485,244

(9) Borrowed Money

Borrowed money at June 30, 2004 and December 31, 2003 is summarized as follows:

	June 30, 2004	December 31, 2003
Federal Home Loan Bank Advances	$64,000	$59,500
First Port City Note Payable	0	1,000
The Banker’s Bank Note Payable	565	684

	$64,565	$61,184

Advances from the Federal Home Loan Bank (FHLB) have maturities ranging from 2004 to 2013 and interest rates ranging from 2.46 percent to 5.93 percent. Under the Blanket Agreement for Advances and Security Agreement with the FHLB, residential first mortgage loans, commercial real estate loans and cash balances held by the FHLB are pledged as collateral for the FHLB advances outstanding. At June 30, 2004, the Company had available line of credit commitments totaling $84,979, of which $20,979 was available.

First Port City note payable was originated on December 30, 2003 for $1,000. Annual principal payments of $250 are due beginning January 1, 2005 with interest paid quarterly at the Wall Street Prime beginning April 10, 2004. The debt is secured by 250 shares of capital stock in Colony Bank Wilcox. The note payable was paid off during second quarter 2004 from proceeds of Trust Preferred Securities issued in June 2004.

The Banker’s Bank note payable was renewed on January 7, 2002 for $1,113 at a rate of the Wall Street Prime minus one half percent. Payments are due monthly in the amount of $21 with final maturity of January 7, 2007. The debt is secured by all non-rolling fixed assets of Colony Management Services, Inc. and the guaranty of Colony Bankcorp, Inc.

The aggregate stated maturities of borrowed money at June 30, 2004 are as follows:

Year	Amount
2004	$2,123
2005	5,746
2006	3,196
2007	2,500
2008 and Thereafter	51,000

$64,565

(10) Subordinated Debentures (Trust Preferred Securities)

During the first quarter of 2002, the Company formed a subsidiary whose sole purpose was to issue $9,000 in Trust Preferred Securities through a pool sponsored by FTN Financial Capital Market. The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions. At June 30, 2004, the floating-rate securities had a 5.19 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 3.60 percent.

During the fourth quarter of 2002, the Company formed a second subsidiary whose sole purpose was to issue $5,000 in Trust Preferred Securities through a pool sponsored by FTN Financial Capital Market. The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions. At June 30, 2004, the floating-rate securities had a 4.84 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 3.25 percent.

During the second quarter of 2004, the Company formed a third subsidiary whose sole purpose was to issue $4,500 in Trust Preferred Securities through a pool sponsored by FTN Financial Capital Market. The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions. At June 30, 2004, the floating rate securities had a 4.11 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 2.68 percent.

The Trust Preferred Securities are recorded as a liability on the balance sheet, but subject to certain limitations qualify as Tier 1 Capital for regulatory capital purposes. The proceeds from the offering were used to fund the cash portion of the Quitman acquisition, payoff holding company debt, and inject capital into bank subsidiaries.

On December 31, 2003, the Company retroactively implemented FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, resulting in the deconsolidation of Colony Bankcorp Statutory Trusts I and II. The

(10) Subordinated Debentures (Trust Preferred Securities) (continued)

implementation of this interpretation resulted in Colony’s $434 investment in the common equity of the trusts being included in the consolidated balance sheets as other assets and the interest income and interest expense received from and paid to the trusts, respectively, being included in the consolidated statements of income as other income and interest expense. The increase to other income and interest expense totaled $10 and $11 for the six months ended June 30, 2004 and 2003, respectively.

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

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with related fees received from potential borrowers, are to be recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates. The company has not recorded rate lock commitments as derivative assets or liabilities as of June 30, 2004 as the effects did not have a material effect upon the consolidated financial statements.

(12) Profit Sharing Plan

The Company has a profit sharing plan that covers substantially all employees who meet certain age and service requirements. It is the Company’s policy to make contributions to the plan as approved annually by the board of directors. The total provision for contributions to the plan was $476 for 2003, $427 for 2002 and $384 for 2001.

(13) Commitments and Contingencies

In the normal course of business, certain commitments and contingencies are incurred which are not reflected in the consolidated financial statements. Commitments under standby and performance letters of credit to U.S. addresses approximate $2,241 as of June 30, 2004 and $2,032 as of December 31, 2003. Unfulfilled loan commitments as of June 30, 2004 and December 31, 2003 approximated $96,043 and $73,993, respectively. No losses are anticipated as a result of commitments and contingencies.

At June 30, 2004, the company had an outstanding commitment of approximately $1,000,000 to construct and furnish a second office in Valdosta. Anticipated opening of the office is January 2005.

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

Liabilities accrued under the plans totaled $936 and $878 as of June 30, 2004 and December 31, 2003, respectively. Benefit payments under the contracts were $88 and $30 for six month period ended June 30, 2004 and June 30, 2003, respectively. Provisions charged to operations totaled $110 and $70 for six month period ended June 30, 2004 and June 30, 2003.

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

(15) Regulatory Capital Matters (continued)

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The amounts and ratios as defined in regulations are presented hereafter. Management believes, as of June 30, 2004, the Company meets all capital adequacy requirements to which it is subject and is classified as well capitalized under the regulatory framework for prompt corrective action. In the opinion of management, there are no conditions or events since prior notification of capital adequacy from the regulators that have changed the institution’s category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2004

Total Capital to Risk-Weighted Assets	$83,567	11.29%	$59,215	8.00%	$74,018	10.00%
Tier 1 Capital to Risk-Weighted Assets	74,309	10.04%	29,607	4.00%	44,411	6.00%
Tier 1 Capital to Average Assets	74,309	8.06%	36,888	4.00%	46,110	5.00%

As of December 31, 2003

Total Capital to Risk-Weighted Assets	$77,140	12.06%	$51,171	8.00%	$63,964	10.00%
Tier 1 Capital to Risk-Weighted Assets	69,140	10.81%	25,584	4.00%	38,376	6.00%
Tier 1 Capital to Average Assets	69,140	8.12%	34,059	4.00%	42,574	5.00%

(16) Financial Information of Colony Bankcorp, Inc. (Parent Only)

The parent company’s balance sheets as of June 30, 2004 and December 31, 2003 and the related statements of income and comprehensive income and cash flows are as follows:

COLONY BANKCORP, INC. (PARENT ONLY)

BALANCE SHEETS

FOR PERIOD ENDED JUNE 30, 2004 AND DECEMBER 31, 2003

	June 30, 2004	Dec 31, 2003
	(Unaudited)
ASSETS

Cash	$1,452	$15
Investments in Subsidiaries at Equity	74,168	69,987
Other	2,049	1,997

Totals Assets	$77,669	$71,999

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Dividends Payable	445	$415
Other	135	174

	580	589

Other Borrowd Money	0	1,000

Subordinated Debt	19,074	14,434

Stockholders’ Equity
Common Stock, Par Value $1 a Share; Authorized 20,000,000 Shares, Issued 5,738,343 and 5,727,968 Shares as of June 30, 2004 and December 31, 2003 Respectively	5,738	5,728
Paid-In Capital	23,713	23,499
Retained Earnings	29,915	26,857
Restricted Stock - Unearned Compensation	(288)	(130)
Accumulated Other Comprehensive Income, Net of Tax	(1,063)	22

Total Stockholders’ Equity	58,015	55,976

Total Liabilities and Stockholders’ Equity	$77,669	$71,999

(16) Financial Information of Colony Bankcorp, Inc. (Parent Only) (continued)

COLONY BANKCORP, INC. (PARENT ONLY)

STATEMENT OF INCOME AND COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003

(UNAUDITED)

	JUNE 30, 2004	JUNE 30, 2003
Income
Dividends from Subsidiaries	$1,810	$1,211
Other	31	32

	1,841	1,243

Expenses
Interest	359	349
Other	717	647

	1,076	996

Income Before Taxes and Equity in Undistributed Earnings of Subsidiaries	765	247
Income Tax (Benefits)	(341)	(318)

Income Before Taxes and Equity in Undistributed Earnings of Subsidiaries	1,106	565
Equity in Undistributed Earnings of Subsidiaries	2,826	2,745

Net Income	3,932	3,310

Other Comprehensive Income, Net of Tax
Gains (losses) on Securities Arising During Year	(1,085)	(1)
Reclassification Adjustment	0	0

Unrealized Gains (Losses) in Securities	(1,085)	(1)

Comprehensive Income	$2,847	$3,309

(16) Financial Information of Colony Bankcorp, Inc. (Parent Only) (continued)

COLONY BANKCORP, INC. (PARENT ONLY)

STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003

(UNAUDITED)

	June 30, 2004	June 30, 2003
Cash Flows from Operating Activities
Net Income	$3,932	$3,310
Adjustments to Reconcile Net Income to Net Cash
Provided from Operating Activities
Depreciation and Amortization	40	40
Equity in Undistributed Earnings of Subsidiary	(2,826)	(2,745)
Other	(54)	(185)

	1,092	420

Cash Flows from Investing Activities
Cash used in business acquistion, net	0	0
Capital Infusion in Subsidiary	(2,300)	(125)
Purchase of Premises and Equipment	(10)	(215)
Investment in Statutory Trust	(140)	0

	(2,450)	(340)

Cash Flows from Financing Activities
Dividends Paid	(845)	(687)
Purchase of Treasury Stock	0	0
Principal Payments on Notes and Debentures	(1,000)	0
Proceeds from Notes and Debentures	4,640	0

	2,795	(687)

Increase (Decrease) in Cash and Cash Equivalents	1,437	(607)
Cash and Cash Equivalents, Beginning	15	745

Cash and Cash Equivalents, Ending	$1,452	$138

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

On April 27, 2004, a restricted stock grant plan was approved by the shareholders of Colony Bankcorp, Inc. The plan was adopted for the purpose of establishing incentives designed to recognize, reward and retain executive employees whose performance, contribution and skills are critical to the Company. The plan period commences February 17, 2004 and ends February 16, 2014 with the maximum number of shares subject to restricted stock awards being 114,800. No shares have been issued pursuant to this stock grant plan.

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

The proforma information below discloses results of operations for the current period and the corresponding period in the preceding year as though the companies had combined at January 1, 2003:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Interest Income	$12,606	$11,981	$25,049	$23,898

Interest Expense	4,311	4,970	8,658	10,149

Net Income	2,007	1,666	4,005	3,326

Earnings Per Share - Basic	$0.35	$0.29	$0.70	$0.58

Earnings Per Share - Diluted	$0.35	$0.29	$0.70	$0.58

Weighted Avg Shares Outstanding - Basic	5,707,843	5,701,552	5,701,985	5,701,652

Weighted Avg Shares Outstanding - Diluted	5,725,022	5,716,409	5,719,551	5,715,937

(20) Earnings Per Share

SFAS No. 128 establishes standards for computing and presenting basic and diluted earnings per share. Basic earnings per share is calculated and presented based on income available to common stockholders divided by the weighted average number of shares outstanding during the reporting periods. Diluted earnings per share reflects the potential dilution of restricted stock. The following presents earnings per share for the three months and six months ended June 30, 2004 and 2003, respectively, under the requirements of Statement 128:

	Three Months Ended June 30, 2004			Three Months Ended June 30, 2003
	Income Numerator	Common Shares Denominator	EPS	Income Numerator	Common Shares Denominator	EPS
Basic EPS
Income Available to Common Stockholders	$2,007	5,708	$0.35	$1,665	5,702	$0.29

Dilutive Effect of Potential Common Stock
Restricted Stock		17			14

Diluted EPS
Income Available to Common Stockholders after Assumed Conversions of Dilutive Securities	$2,007	5,725	$0.35	$1,665	5,716	$0.29

	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003
	Income Numerator	Common Shares Denominator	EPS	Income Numerator	Common Shares Denominator	EPS

Basic EPS
Income Available to Common Stockholders	$3,932	5,702	$0.69	$3,310	5,702	$0.58

Dilutive Effect of Potential Common Stock
Restricted Stock		18			14

Diluted EPS
Income Available to Common Stockholders after Assumed Conversions of Dilutive Securities	$3,932	5,720	$0.69	$3,310	5,716	$0.58

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

The company determines the amount of the allowance based on relative risk characteristics of the loan portfolio. The allowance recorded for loans is based on reviews of individual credit relationships and historical loss experience. The allowance for losses relating to impaired loans is based on the loan’s observable market price, the discounted cash flows using the loan’s effective interest rate, or the value of collateral for collateral dependent loans.

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

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of June 30, 2004 and 2003, and results of operations for each of the three months and six months in the periods ended June 30, 2004 and 2003. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report. All of the acquisitions during the reported periods were accounted for as purchase transactions, and as such, their related results of operations are included from the date of acquisition.

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

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets. Net income totaled $2.007 million, or $0.35 diluted per common share, in three months ended June 30, 2004 compared to $1.665 million, or $0.29 diluted per common share, in three months ended June 30, 2003 and net income totaled $3.932 million, or $0.69 diluted per common share, in six months ended June 30, 2004 compared to $3.310 million or $0.58 diluted per common share, in six months ended June 30, 2003.

Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Taxable–equivalent net interest income	$8,361	$6,841	$16,334	$13,367
Taxable-equivalent adjustment	66	66	139	134
Net interest income	8,295	6,775	16,195	13,233
Provision for possible loan losses	865	823	1,845	1,472
Non-interest income	1,572	1,763	3,093	3,333
Non-interest expense	5,949	5,186	11,445	10,084
Income before income taxes	3,053	2,529	5,998	5,010
Income taxes	1,046	864	2,066	1,700

Net Income	$2,007	$1,665	$3,932	$3,310

Basic per common share:
Net income	$0.35	$0.29	$0.69	$0.58
Diluted per common share:
Net income	$0.35	$0.29	$0.69	$0.58
Return on average assets:
Net income	0.87%	0.83%	0.87%	0.84%
Return on average equity:
Net income	13.81%	12.46%	13.66%	12.54%

Income from operations for three months ended June 30, 2004 increased $0.34 million, or 20.54%, compared to the same period in 2003. The increase was primarily the result of a $1.52 million increase in net interest income. The impact of net interest income was partly offset by a $0.76 million increase in non-interest expense, an increase of $0.04 million in the provision for possible loan losses, a $0.18 million increase in income tax expense and a $0.19 million decrease in non-interest income.

Income from operations for six months ended June 30, 2004 increased $0.62 million, or 18.79%, compared to the same period in 2003. The increase was primarily the result of a $2.96 million increase in net interest income. The impact of net interest income was partly offset by a $1.36 million increase in non-interest expense, an increase of $0.37 million in provision for possible loan losses, a $0.37 million increase in income tax expense and a $0.24 million decrease in non-interest income.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 58.22% of total revenue for six months ended June 30, 2004 and 50.26% for the same period a year ago.

Net interest margin is the taxable-equivalent net interest income as a percentage of average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Company’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, began 2001 at 9.50% and decreased 150 basis points in the first quarter, decreased 125 basis points in the second quarter, decreased 75 basis points in the third quarter and decreased 125 basis points in the fourth quarter to end the year at 4.75%. During 2002, the prime rate remained at 4.75% until the fourth quarter when the rate decreased 50 basis points to 4.25%. During 2003, the prime rate remained at 4.25% until the end of the second quarter, when the rate decreased 25 basis points to 4.00%. On June 30, 2004, the Federal Reserve moved rates up 25 basis points; thus the prime rate increased to 4.25% effective July 1, 2004. The federal funds rate, which is the cost of immediately available overnight funds, decreased in a similar manner. It began 2001 at 6.50% and decreased 475 basis points over the course of the year, and it began 2002 at 1.75% and decreased 50 basis points in the fourth quarter. During 2003, the federal funds rate remained at 1.25% until the end of the second quarter, when the rate decreased 25 basis points to 1.00%. During second quarter 2004, the Federal Reserve Board increased the Federal Fund rate by 25 basis points to 1.25%. It is anticipated that future interest rate hikes will occur during the balance of 2004.

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

Rate/Volume Analysis

The rate/volume analysis presented hereafter illustrates the change from June 30, 2003 to June 30, 2004 for each component of the taxable equivalent net interest income separated into the amount generated through volume changes and the amount generated by changes in the yields/rates.

	Changes from June 30, 2003 to June 30, 2004 (1)
($ in thousands)	Volume	Rate	Total
Interest Income
Loans, Net-taxable	$3,134	$(1,843)	$1,291

Investment Securities
Taxable	375	198	573
Tax-exempt	22	(17)	5

Total Investment Securities	397	181	578

Interest-Bearing Deposits in other Banks	(22)	(12)	(34)

Funds Sold	(45)	(38)	(83)

Other Interest - Earning Assets	2	(17)	(15)

Total Interest Income	3,466	(1,729)	1,737

Interest Expense
Interest-Bearing Demand and Savings Deposits	175	(372)	(197)
Time Deposits	906	(2,062)	(1,156)

Total Interest Expense on Deposits	1,081	(2,434)	(1,353)

Other Interest-Bearing Liabilities
Funds Purchased and Securities Under Agreement to Repurchase	5	(3)	2
Subordinated Debentures	9	(18)	(9)
Other Debt	203	(73)	130

Total Interest Expense (Benefit)	1,298	(2,528)	(1,230)

Net Interest Income	$2,168	$799	$2,967

(1)	Changes in net interest income for the periods, based on either changes in average balances or changes in average rates for interest-earning assets and interest-bearing liabilities, are shown on this table. During each year. there are numerous and simultaneous balance and rate changes; therefore, it is not possible to precisely allocate the changes between balances and rates. For the purpose of this table, changes that are not exclusively due to balance changes or rate changes have been attributed to rates.

Our financial performance is impacted by, among other factors, interest rate risk and credit risk. We do not utilize derivatives to mitigate our credit risk, relying instead on an extensive loan review process and our allowance for loan losses.

Interest rate risk is the change in value due to changes in interest rates. The Company is exposed only to U.S. dollar interest rate changes and accordingly, the Company manages exposure by considering the possible changes in the net interest margin. The Company does not have any trading instruments nor does it classify any portion of its investment portfolio as held for trading. The Company does not engage in any hedging activity or utilize any derivatives. The Company has no exposure to foreign currency exchange rate risk, commodity price risk and other market risks. This risk is addressed by our Asset & Liability Management Committee (“ALCO”) which includes senior management representatives. The ALCO monitors interest rate risk by analyzing the potential impact to the net portfolio of equity value and net interest income from potential changes to interest rates and considers the impact of alternative strategies or changes in balance sheet structure.

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

The Company maintains about 39% of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years. The liabilities to fund assets are primarily in short term certificate of deposits that mature within one year. This balance sheet composition has allowed the Company to be relatively constant with its net interest margin the past several years, though the unprecedented 475 basis point decrease by U.S. Federal Reserve in 2001, 50 basis point decrease in 2002 and 25 basis point decrease in 2003 resulted in significant net interest margin pressure. Net interest margin increased to 3.82% for six months ended June 30, 2004 compared to 3.56% for the same period a year ago. We anticipate continued improvement or stability in the net interest margin for 2004 given the Federal Reserve’s present neutral/slight interest rates forecast for the balance of 2004.

Taxable-equivalent net interest income for six months ended June 30, 2004 increased $2.97 million, or 22.2%, compared to the same period a year ago. The significant fluctuation between the comparable periods resulted from the positive impact of growth in the average volume of earning assets that was partially offset by the negative impact of declining average interest rates. The average volume of earning assets during six months ended June 30, 2004 increased almost $102.9 million compared to the same period a year ago while over the same period the net interest margin increased by 26 basis points from 3.56% to 3.82%. Growth in average earning assets during 2004 and 2003 was primarily in loans. The increase in the net interest margin in 2004 was primarily the result of the general decline in market interest rates and concentration on pricing by company management.

The average volume of loans increased $89.5 million in six months ended June 30, 2004 compared to the same period a year ago. The average yield on loans decreased 53 basis points in six months ended June 30, 2004 compared to the same period a year ago. Funding for this growth was primarily provided by deposit growth. The average volume of deposits increased $94.7 million in six months ended June 30, 2004 compared to the same period a year ago. Interest-bearing deposits made up 86.1% of the growth in average deposits in six months ended June 30, 2004. Accordingly, the ratio of average interest-bearing deposits to total average deposits was 91.7% in six months ended June 30, 2004 compared to 92.5% in the same period a year ago. This deposit mix, combined with a general decline in market rates, had the effect of (i) reducing the average cost of total deposits by 66 basis points in six months ended June 30, 2004 compared to the same period a year ago and, (ii)mitigating a portion of the impact of declining yields on earning assets on the Company’s net interest income.

The Company’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.63% in six months ended June 30, 2004 compared to 3.31% in the same period a year ago. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

Provision for Possible Loan Losses

The provision for possible loan losses is determined by management as the amount to be added to the allowance for possible loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for possible loan losses totaled $865 thousand in three months ended June 30, 2004 compared to $823 thousand in same period a year ago and the provision for possible loan losses totaled $1.845 million in six months ended June 30, 2004 compared to $1.472 million in same period a year ago. See the section captioned “Allowance for Possible Loan Losses” elsewhere in this discussion for further analysis of the provision for possible loan losses.

Non-Interest Income

The components of non-interest income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Service charges on deposit accounts	$1,077	$911	$2,070	$1,767
Other charges, commissions and fees	234	229	508	506
Net gain on securities transactions	0	0	0	0
Other	44	37	75	72
Mortgage banking income	217	586	440	988

Total	$1,572	$1,763	$3,093	$3,333

Total non-interest income for three months ended June 30, 2004 decreased $191 thousand, or 10.83%, compared to the same period a year ago. Growth in non-interest income over the comparable periods was primarily in deposit service charges while mortgage banking fees decreased significantly over the comparable periods.

Total non-interest income for six months ended June 30, 2004 decreased $240 thousand, or 7.20%, compared to the same period a year ago. Growth in non-interest income over the comparable periods was primarily in deposit service changes while mortgage banking fees decreased significantly over the comparable periods. Changes in these items and the other components of non-interest income are discussed in more detail below.

Service Charges on Deposit Accounts. Service charges on deposit accounts for three months ended June 30, 2004 increased $166 thousand, or 18.22%, compared to the same period a year ago. The increase was primarily due to a $141 thousand increase in overdraft fees, which were mostly related to consumer accounts. Service charges on deposit accounts for six months ended June 30, 2004 increased $303 thousand, or 17.15%, compared to the same period a year ago. The increase was primarily due to a $256 thousand increase in overdraft fees, which were mostly related to consumer accounts. The increase in overdraft fees for both comparable periods was primarily due to the increased volume in consumer and commercial accounts.

Mortgage Banking Fees. Mortgage banking fees for three months ended June 30, 2004 decreased $369 thousand, or 62.97%, compared to the same period a year ago. The decrease was primarily due to decreased mortgage loan activity during second quarter 2004 that was primarily attributable to a decrease in mortgage loan refinancing. Mortgage banking fees for six months ended June 30, 2004 decreased $548 thousand, or 55.5% compared to the same period a year ago. The decrease was primarily due to decreased mortgage loan activity during the first half of 2004 that was again primarily attributable to a decrease in mortgage loan refinancing. The company anticipates mortgage loan refinancing to trend downward in future years as most borrowers have already refinanced to historical low rates.

All Other Non-Interest Income. The aggregate of all other non-interest income accounts remain relatively flat for both comparable periods.

Non-Interest Expense

The components of non-interest expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Salaries and employee benefits	$3,225	$2,830	$6,244	$5,575
Occupancy and Equipment	869	791	1,666	1,553
Other	1,855	1,565	3,535	2,956

Total	$5,949	$5,186	$11,445	$10,084

Total non-interest expense for three month ended June 30, 2004 increased $763 thousand, or 14.71%, compared to the same period a year ago. Growth in non-interest expense in three months ended June 30, 2004 was primarily in salaries, employee benefits, occupancy and equipment expense and other non-interest expenses. Total non-interest expense for six months ended June 30, 2004 increased $1.361 million, or 13.50% compared to the same period a year ago. Growth in non-interest expense in six months ended June 30, 2004 was primarily in salaries and employee benefits, occupancy and equipment expense and other non-interest expense. These items and the changes in the various components of non-interest expense are discussed in more detail below.

Salaries and Employee Benefits. Salaries and benefits expense for three months ended June 30, 2004 increased $395 thousand, or 13.96%, compared to the same period a year ago. Salaries and benefits expense for six months ended June 30, 2004 increased $669 thousand, or 12.00%, compared to the same period a year ago. The increase for both comparable periods is primarily related to increases in headcount and merit increases as a result of new offices with the Company’s denovo branch expansions and the acquisition of Flag Bank – Thomaston Office.

Occupancy and Equipment. Net occupancy expense for three months ended June 30, 2004 increased $78 thousand, or 9.86%, compared to the same period a year ago. The company experienced an increase in net occupancy and equipment expense for the three months ended June 30, 2004 resulting from new offices opened during first quarter 2004. Net occupancy expense for six months ended June 30, 2004 increased $113 thousand, or 7.28%, compared to the same period a year ago. The increased occupancy and equipment expense was attributable to the new offices opened during 2004. The impact of a new office and additional leasing of office space resulted in higher building maintenance, insurance and utilities costs, higher depreciation on building and equipment and higher lease expense for both comparable periods.

All Other Non-Interest Expense. All other non-interest expense for three months ended June 30, 2004 increased $290 thousand, or 18.53%, compared to the same period a year ago. The increase is primarily due to additional overhead associated with new offices opened. In addition, legal and professional fees increased $9 thousand, director fees increased $36 thousand, city, county and state business occupation taxes increased $12 thousand, software and license fee expense increased $24 thousand, and other losses primarily for establishment of contingency fund for potential lawsuit claims increased $97 thousand to account for additional increases for three months ended June 30, 2004 compared to the same period a year ago.

All other non-interest expense for six months ended June 30, 2004 increased $579 thousand, or 19.59%, compared to the same period a year ago. Again, the increase is primarily due to additional overhead associated with new offices opened during 2004. In addition, legal and professional fees increased $35 thousand, director fees increased $55 thousand, city, county and state business occupation taxes increased $36 thousand, software and license fee expense increased $77 thousand and other losses primarily for establishment of contingency fund for potential lawsuit claims increased $112 thousand to account for additional increases for six months ended June 30, 2004.

Sources and Uses of Funds

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the assets in which those funds are invested as a percentage of the Company’s average total assets for the period indicated. Average assets totaled $903 million in six months ended June 30, 2004 compared to $794 million in six months ended June 30, 2003.

	Six Months Ended June 30,
	2004		2003
Source of Funds:
Deposits:
Noninterest –Bearing	$63,192	7.00%	$50,080	6.31%
Interest-Bearing	702,625	77.79%	621,069	78.23%
Federal Funds Purchased	334	0.04%	54	0.00%
Long-term Debt and Other Borrowings	75,582	8.37%	65,691	8.27%
Other Noninterest-Bearing Liabilities	3,887	0.43%	4,286	0.54%
Equity Capital	57,571	6.37%	52,773	6.65%

Total	$903,191	100.00%	$793,953	100.00%

Uses of Funds:
Loans	$688,383	76.22%	$600,198	75.60%
Securities	113,862	12.61%	88,928	11.20%
Federal Funds Sold	29,902	3.31%	37,658	4.74%
Interest-Bearing Deposits in Other Banks	10,166	1.13%	14,030	1.77%
Other Interest-Earning Assets	3,041	0.33%	2,961	0.37%
Other Noninterest-Earning Assets	57,837	6.40%	50,178	6.32%

Total	$903,191	100.00%	$793,953	100.00%

Deposits continue to be the Company’s primary source of funding. Over the comparable periods, the relative mix of deposits continues to be high in interest-bearing deposits. Interest-bearing deposits totaled 91.75% of total average deposits in six months ended June 30, 2004 compared to 92.54% in the same period a year ago.

The Company primarily invests funds in loans and securities. Loans continue to be the largest component of the Company’s mix of invested assets. Loan demand continues to be strong as total loans were $744.5 million at June 30, 2004, up 13.84%, compared to loans of $654.2 million at December 31, 2003. See additional discussion regarding the Company’s loan portfolio in the section captioned “Loans” included elsewhere in this discussion. The majority of funds provided by deposit growth have been invested in loans.

Loans

The following table presents the composition of the Company’s loan portfolio as of June 30, 2004 and December 31, 2003:

	June 30, 2004	December 31, 2003
Commercial, Financial and Agricultural	$48,971	$44,590
Real Estate
Construction	92,284	56,374
Mortgage, Farmland	34,141	33,097
Mortgage, Other	471,766	428,197
Consumer	76,283	73,020
Other	21,068	18,932

	744,513	654,210
Unearned Discount	(37)	(33)
Allowance for Loan Losses	(9,677)	(8,516)

Loans	$734,799	$645,661

The following table presents total loans as of June 30, 2004 according to maturity distribution.

Maturity	($ in Thousands)
One Year or Less	$480,751
After One Year through Five Years	245,133
After Five Years	18,629

$744,513

Overview. Loans totaled $744.5 million at June 30, 2004, up 13.8% from December 31, 2003 loans of $654.2 million. The majority of the Company’s loan portfolio is comprised of the real estate loans-other, real estate construction and installment loans to individuals. Real estate-other, which is primarily 1-4 family residential properties and nonfarm nonresidential properties, made up 63.37% and 65.45% of total loans, real estate construction made up 12.39% and 8.62%, while installment loans to individuals made up 10.25% and 11.16% of total loans at June 30, 2004 and December 31, 2003, respectively. Real estate loans-other include both commercial and consumer balances.

Loan Origination/Risk Management. In accordance with the Company’s decentralized banking model, loan decisions are made at the local bank level. The Company utilizes a Senior Loan Committee to assist lenders with the decision making and underwriting process of larger loan requests. Due to the diverse economic markets served by the Company, evaluation and underwriting criterion may vary slightly by bank. Overall, loans are extended after a review of the borrower’s repayment ability, collateral adequacy, and overall credit worthiness.

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

The Company originates consumer loans at the bank level. Due to the diverse economic markets served by the Company, underwriting criterion may vary slightly by bank. The Company is committed to serving the borrowing needs of all markets served and, in some cases, adjusts certain evaluation methods to meet the overall credit demographics of each market. Consumer loans represent relatively small loan amounts that are spread across many individual borrower’s that helps minimize risk. Additionally, consumer trends and outlook reports are reviewed by management on a regular basis.

The Company maintains an independent loan review department that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to management. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company’s policies and procedures.

Commercial, Financial and Agricultural. Commercial, financial and agricultural loans at June 30, 2004 increased 9.83% from December 31, 2003 to $49 million. The Company’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Company’s loan policy guidelines.

Industry Concentrations. As of June 30, 2004 and December 31, 2003, there were no concentrations of loans within any single industry in excess of 10% of total loans, as segregated by Standard Industrial Classification code (“SIC code”). The SIC code is a federally designed standard industrial numbering system used by the Company to categorize loans by the borrower’s type of business.

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

Large Credit Relationships. Colony is currently in seventeen counties in South and Central Georgia and include metropolitan markets in Doughtery, Lowndes, Houston and Chatham counties. As a result, the Company originates and maintains large credit relationships with several commercial customers in the ordinary course of business. The Company considers large credit relationships to be those with commitments equal to or in excess of $5.0 million prior to any portion being sold. Large relationships also include loan participations purchased if the credit relationship with the agent is equal to or in excess of $5.0 million. In addition to the Company’s normal policies and procedures related to the origination of large credits, the Company’s Central Credit Committee must approve all new and renewed credit facilities which are part of large credit relationships. The following table provides additional information on the Company’s large credit relationships outstanding at June 30, 2004 and December 31, 2003.

	June 30, 2004			December 31, 2003
		Period End Balances			Period End Balances
	Number of Relationships	Committed	Outstanding	Number of Relationships	Committed	Outstanding
Large Credit Relationships:
$10 million and greater	1	$17,509	$15,288	1	$10,416	$9,673
$5 million to $9.9 million	6	$38,479	$28,768	2	$12,299	$11,591

Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table presents the maturity distribution of the Company’s loans at June 30, 2004. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate.

	Due in One Year or Less	After One, but Within Five Years	After Five Years	Total
Loans with fixed interest rates	$201,491	$234,191	$18,629	$454,311
Loans with floating interest rates	279,260	10,942	0	290,202

Total	$480,751	$245,133	$18,629	$744,513

The Company may renew loans at maturity when requested by a customer whose financial strength appears to support such renewal or when such renewal appears to be in the Company’s best interest. In such instances, the Company generally requires payment of accrued interest and may adjust the rate of interest, require a principal reduction or modify other terms of the loan at the time of renewal.

Non-Performing Assets and Potential Problem Loans

Non-performing assets and accruing past due loans as of June 30, 2004 and December 31, 2003 were as follows:

	June 30, 2004	December 31, 2003
Loans accounted for on nonaccrual	$6,517	$7,251
Loans past due 90 days or more	717	241
Renegotiated loans	0	0
Other real estate foreclosed	3,427	2,724

Total non-performing assets	$10,661	$10,216

Non-performing assets as a percentage of:
Total loans and foreclosed assets	1.43%	1.56%
Total assets	1.14%	1.18%
Accruing past due loans:
30-89 days past due	$10,212	$6,703
90 or more days past due	717	241

Total accruing past due loans	$10,929	$6,944

Non-performing assets include non-accrual loans, loans past due 90 days or more, restructured loans and foreclosed real estate. Non-performing assets at June 30, 2004 increased 4.36% from December 31, 2003. A contract has been signed for a 1-4 residential subdivision and golf course development for approximately $2 million in other real estate foreclosed that we anticipate closing by December 31, 2004.

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

	June 30, 2004		December 31, 2003
	Reserve	%*	Reserve	%*
Commercial, Financial and Agricultural	$2,612	7%	$2,470	7%
Real Estate – Construction	871	12%	340	9%
Real Estate – Farmland	484	5%	426	5%
Real Estate – Other	3,097	63%	2,981	65%
Loans to Individuals	1,935	10%	1,703	11%
All other Loans	678	3%	596	3%

Total	$9,677	100%	$8,516	100%

*	Loan balance in each category expressed as a percentage of total end of period loans.

Activity in the allowance for loan losses is presented in the following table. There were no charge-offs or recoveries related to foreign loans during any of the periods presented.

The following table presents an analysis of the Company’s loan loss experience for the periods indicated.

($ in thousands)	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003
Allowance for Loan Losses at Beginning of Quarter	$9,082	$7,820

Charge-Off
Commercial, Financial and Agricultural	82	441
Real Estate	62	183
Consumer	150	66
All Other	32	43

	326	733

Recoveries
Commercial, Financial and Agricultural	26	6
Real Estate	2	16
Consumer	28	15
All Other	0	16

	56	53

Net Charge-Offs	270	680

Provision for Loan Losses	865	823

Allowance for Loan Losses at End of Quarter	$9,677	$7,963

Ratio of Net Charge-Offs to Average Loans	0.04%	0.11%

The allowance for possible loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The provision for possible loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for possible loan losses increased $42 thousand from $823 thousand in three months ended June 30, 2003 to $865 thousand in three months ended June 30, 2004. Higher provisions were considered necessary during second quarter 2004 due to the overall uncertainty in the economy and increased loan volume.

Net charge-offs in three months ended June 30, 2004 decreased $410 thousand compared to the same period a year ago. The decrease in net charge-offs during the comparable periods is reflective of more stringent credit standards that have improved overall asset quality.

Management believes the level of the allowance for possible loan losses was adequate as of June 30, 2004. Should any of the factors considered by management in evaluating the adequacy of the allowance for possible loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for possible loan losses.

The following table presents an analysis of the Company’s loan loss experience for the periods indicated.

($ in thousands)	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Allowance for Loan Losses at Beginning of Quarter	$8,516	$7,364

Charge-Off
Commercial, Financial and Agricultural	305	481
Real Estate	71	274
Consumer	217	114
All Other	195	91

	788	960

Recoveries
Commercial, Financial and Agricultural	27	11
Real Estate	6	22
Consumer	57	33
All Other	14	21

	104	87

Net Charge-Offs	684	873

Provision for Loan Losses	1,845	1,472

Allowance for Loan Losses at End of Quarter	$9,677	$7,963

Ratio of Net Charge-Offs to Average Loans	0.10%	0.14%

The allowance for possible loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The provision for possible loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for possible loan losses increased $373 thousand from $1.47 million in three months ended June 30, 2003 to $1.85 million in three months ended June 30, 2004. Higher provisions were considered necessary during first half 2004 due to the overall uncertainty in the economy and increased loan volume.

Net charge-offs in six months ended June 30, 2004 decreased $189 thousand compared to the same period a year ago. The decrease in net charge-offs during the comparable periods is reflective of more stringent credit standards that have improved overall asset quality.

Management believes the level of the allowance for possible loan losses was adequate as of June 30, 2004. Should any of the factors considered by management in evaluating the adequacy of the allowance for possible loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for possible loan losses.

Investment Portfolio

The following table presents carrying values of investment securities held by the Company as of June 30, 2004 and December 31, 2003.

($ in thousands)	June 30, 2004	December 31, 2003
U.S. Treasuries and Government Agencies	$18,199	$17,845
Obligations of States and Political Subdivisions	8,670	9,890
Corporate Obligations	6,393	6,556
Marketable Equity Securities	909	944

Investment Securities	34,171	35,235
Mortgage Backed Securities	76,461	75,173

Total Investment Securities and Mortgage Backed Securities	$110,632	$110,408

The following table represents maturities and weighted-average yields of investment securities held by the Company as of June 30, 2004. (Mortgage backed securities are based on the average life at the projected speed, while Agencies and State and Political subdivisions reflect anticipated calls being exercised.)

	Within 1 Year		After 1 Year But Within 5 Years		After 5 Years But Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government Agencies	$2,584	4.11%	$14,667	3.56%	$473	3.78%	$475	4.71%
Mortgage Backed Securities	560	(7.85)	68,652	1.97	7,249	4.00	—	—
Obligations of States and Political Subdivisions	2,162	2.40	4,617	4.77	1,491	6.04	400	8.54
Corporate Obligations	—	—	6,393	4.56	—	—	—	—
Marketable Equity Securities	—	—	—	—	—	—	909	5.65

Total Investment Portfolio	$5,306	2.15%	$94,329	2.53%	$9,213	4.32%	$1,784	6.05%

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

At June 30, 2004, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of the Company’s shareholders’ equity.

The average yield of the securities portfolio was 3.62% in six months ended June 30, 2004 compared to 3.33% in the same period a year ago. The increase in the average yield over the comparable periods primarily resulted from the investment of new funds received from deposit growth at higher current yields and the reinvestment of proceeds from the early repayment of mortgage-backed securities in similar investments, also at higher current yields. The early repayment of mortgage-backed securities primarily resulted from borrower refinancing due to lower market interest rates. The overall growth in the securities portfolio over the comparable periods was primarily funded by deposit growth.

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the six months period ended June 30, 2004 and June 30, 2003.

	June 30, 2004		June 30, 2003
($ in thousands)	Average Amount	Average Rate	Average Amount	Average Rate
Noninterest-Bearing Demand Deposits	$63,192		$50,080
Interest-Bearing Demand and Savings Deposits	196,218	1.09%	172,365	1.47%
Time Deposits	506,407	2.33	448,704	3.14

Total Deposits	$765,817	1.82%	$671,149	2.48%

The following table presents the maturities of the Company’s time deposits as of June 30, 2004.

($ in thousands)	Time Deposits $100,000 or Greater	Time Deposits Less Than $100,000	Total
Months to Maturity
3 or Less	$59,534	$81,365	$140,899
Over 3 through 12	102,902	221,474	324,376
Over 12 Months	21,150	45,025	66,175

	$183,586	$347,864	$531,450

Average deposits increased $94.7 million to $765.8 million at June 30, 2004 from $671.1 million at June 30, 2003. The increase included $13.1 million or 13.8%, related to noninterest-bearing deposits. Accordingly the ratio of average noninterest-bearing deposits to total average deposits was 8.25% for six months ended June 30, 2004 compared to 7.46% for six months ended June 30, 2003. The general decline in market rates, had the effect of (i) reducing the average cost of total deposits by 66 basis points in six months ended June 30, 2004 compared to the same period a year ago; and (ii) mitigating a portion of the impact of declining yields on earning assets on the Company’s net interest income.

Total average interest-bearing deposits increased $81.5 million, or 13.1% in six months ended June 30, 2004 compared to the same period a year ago. The growth in average deposits at June 30, 2004 compared to June 30, 2003 was primarily in money market deposit accounts and savings and interest-on-checking accounts and other time accounts. Due to the uncertainty of the low interest rate environment, it appears that many customers are less inclined to invest their funds for extended periods and are choosing to maintain such funds in readily accessible money market and interest-on-checking accounts and short term time accounts.

Off-Balance-Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of June 30, 2004. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payments Due by Period
	1 Year or Less	More than 1 Year but Less Than 3 Years	3 Years or More but Less Than 5 Years	5 Years or More	Total
Contractual obligations:
Subordinated debentures	$—	$—	$—	$19,074	$19,074
Other borrowed money	123	442	—	—	565
Federal Home Loan Bank advances	7,500	3,000	18,500	35,000	64,000
Operating leases	85	114	2	—	201
Deposits with stated maturity dates	465,275	46,277	19,870	28	531,450

	472,983	49,833	38,372	54,102	615,290
Other commitments:
Loan commitments	96,043	—	—	—	96,043
Standby letters of credit	1,885	—	—	—	1,885
Performance letters of credit	356	—	—	—	356

	98,284	—	—	—	98,284

Total contractual obligations and Other commitments	$571,267	$49,833	$38,372	$54,102	$713,574

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

Loan Commitments. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for possible loan losses. Loan commitments outstanding at June 30, 2004 are included in the table above.

Standby and Performance Letters of Credit. Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. The Company’s policies generally require that standby and performance letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby and performance letters of credit outstanding at June 30, 2004 are included in the table above.

Capital and Liquidity

At June 30, 2004, shareholders’ equity totaled $58 million compared to $56 million at December 31, 2003. In addition to net income of $3.9 million, other significant changes in shareholders’ equity during six months ended June 30, 2004 included $0.9 million of dividends paid and an increase of $66 thousand resulting from the amortization of the stock grant plan. The accumulated other comprehensive income component of shareholders’ equity totaled a loss of $1.063 million at June 30, 2004 compared to a gain of $22 thousand at December 31, 2003. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale. Under regulatory requirements, the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. Tier 1 capital consists of common stock and qualifying preferred stockholders’ equity less goodwill. Tier 2 capital consists of certain convertible, subordinated and other qualifying debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets. The Company has no Tier 2 capital other than the allowance for loan losses.

Using the capital requirements presently in effect, the Tier 1 ratio as of June 30, 2004 was 10.04 percent and total Tier 1 and 2 risk-based capital was 11.29 percent. Both of these measures compare favorably with the regulatory minimum of 4 percent for Tier 1 and 8 percent for total risk-based capital. The Company’s Tier 1 leverage ratio as of June 30, 2004 was 8.06 percent, which exceeds the required ratio standard of 4 percent.

For six months ended June 30, 2004, average capital was $57.6 million, representing 6.37 percent of average assets for the year. This compares to 6.65 percent for six months ended June 30, 2003 and 6.59 percent for calendar year 2003.

The Company paid quarterly dividends of $0.075 and $0.0775 for first and second quarter 2004, respectively, compared to $0.06 and $0.068 for first and second quarter 2003, respectively. This equates to a dividend payout ratio of 22.10% for six months ended June 30, 2004 compared to 22.07% for six months ended June 30, 2003.

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

Quantitative and Qualitative Disclosures About Market Risk

AVERAGE BALANCE SHEETS

	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003
($ in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Income
Taxable (1)	697,492	22,569	6.47%	607,955	21,278	7.00%

Investment Securities
Taxable	105,093	1,832	3.49%	80,952	1,259	3.11%
Tax-Exempt (2)	8,769	228	5.20%	7,976	223	5.59%

Total Investment Securities	113,862	2,060	3.62%	88,928	1,482	3.33%

Interest-Bearing Deposits in Other Banks	10,166	46	0.90%	14,030	80	1.14%

Funds Sold	29,902	138	0.92%	37,658	221	1.17%

Interest-Bearing Other Assets	3,041	52	3.42%	2,961	67	4.53%

Total Interest-Earning Assets	854,463	24,865	5.82%	751,532	23,128	6.15%

Non-interest-Earning Assets
Cash	18,526			16,830
Allowance for Loan Losses	(9,109)			(7,757)
Other Assets	39,311			33,348

Total Noninterest-Earning Assets	48,728			42,421

Total Assets	903,191			793,953

Liabilities and Stockholders’ Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	196,218	1,070	1.09%	172,365	1,267	1.47%
Other Time	506,407	5,899	2.33%	448,704	7,055	3.14%

Total Interest-Bearing Deposits	702,625	6,969	1.98%	621,069	8,322	2.68%

Other Interest-Bearing Liabilities
Debt	60,788	1,218	4.01%	51,257	1,088	4.25%
Trust Preferred Securities	14,794	341	4.61%	14,434	350	4.85%
Funds Purchased and Securities Sold Under Agreement to Repurchase	334	3	1.80%	54	1	3.70%

Total Other Interest-Bearing Liabilities	75,916	1,562	4.12%	65,745	1,439	4.38%

Total Interest-Bearing Liabilities	778,541	8,531	2.19%	686,814	9,761	2.84%

Noninterest-Bearing Liabilities and Stockholders’ Equity
Demand Deposits	63,192			50,080
Other Liabilities	3,887			4,286
Stockholder’s Equity	57,571			52,773

Total Noninterest-Bearing Liabilities and Stockholders’ Equity	124,650			107,139

Total Liabilities and Stockholders’ Equity	903,191			793,953

Interest Rate Spread			3.63%			3.31%

Net Interest Income		16,334			13,367

Net Interest Margin			3.82%			3.56%

(1)	The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable equivalent adjustments totaling $62 and $58 for six month period ended June 30, 2004 and 2003 respectively, are included in tax-exempt interest on loans.
(2)	Taxable-equivalent adjustments totaling $77 and $76 for six month period ended June 30, 2004 and 2003, respectively, are included in tax-exempt interest on investment securities. The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

Colony Bankcorp, Inc. and Subsidiary

Interest Rate Sensitivity

The following table is an analysis of the Company’s interest rate-sensitivity position at June 30, 2004. The interest-bearing rate-sensitivity gap, which is the difference between interest-earning assets and interest-bearing liabilities by repricing period, is based upon maturity or first repricing opportunity, along with a cumulative interest rate-sensitivity gap. It is important to note that the table indicates a position at a specific point in time and may not be reflective of positions at other times during the year or in subsequent periods. Major changes in the gap position can be, and are, made promptly as market outlooks change.

	Assets and Liabilities Repricing Within
($ in Thousands)	3 Months or Less	4 to 12 Months	1 Year	1 to 5 Years	Over 5 Years	Total
EARNING ASSETS:
Interest-bearing deposits	4,846	0	4,846	0	0	4,846
Federal Funds Sold	18,306	0	18,306	0	0	18,306
Investment Securities	23,003	1,781	24,784	70,376	15,472	110,632
Loans, net of unearned income	309,797	167,567	477,364	253,162	13,950	744,476
Loans held for sale	2,469	0	2,469	0	0	2,469
Other interest-bearing assets	3,330	0	3,330	0	0	3,330

Total Interest-earning assets	361,751	169,348	531,099	323,538	29,422	884,059

INTEREST-BEARING LIABILITIES:
Interest-bearing Demand deposits (1)	157,724	0	157,724	0	0	157,724
Savings (1)	40,840	0	40,840	0	0	40,840
Time Deposits	140,899	324,376	465,275	66,147	28	531,450
Other Borrowings (2)	8,065	0	8,065	21,500	35,000	64,565
Subordinated Debentures	19,074	0	19,074	0	0	19,074

Total Interest-bearing liabilities	366,602	324,376	690,978	87,647	35,028	813,653

Interest rate-sensitivity gap	(4,851)	(155,028)	(159,879)	235,891	(5,606)	70,406

Cumulative interest-sensitivity gap	(4,851)	(159,879)	(159,879)	76,012	70,406

Interest rate-sensivitiy gap as a percentage of interest-earning assets	(0.55)%	(17.54)%	(18.08)%	26.68%	(0.63)%

Cumulative interest rate-sensitivity as a percentage of interest-earning assets	(0.55)%	(18.08)%	(18.08)%	8.60%	7.96%

(1)	Interest-bearing Demand and Savings Accounts for repricing purposes are considered to reprice within 3 months or less.
(2)	Short-term borrowings for repricing purposes are considered to reprice within 3 months or less.

The foregoing table indicates that we had a one year negative gap of ($160) million, or (18.08%) of total assets at June 30, 2004. In theory, this would indicate that at June 30, 2004, $160 million more in liabilities than assets would reprice if there were a change in interest rates over the next 365 days. Thus, if interest rates were to decline, the gap would indicate a resulting increase in net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and our supporting liability can vary significantly while the timing of repricing of both the assets and our supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposits.

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

Return on Assets and Stockholder’s Equity

The following table presents selected financial ratios for each of the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Return on Assets	0.87%	0.83%	0.87%	0.84%
Return on Equity	13.81%	12.46%	13.66%	12.54%
Dividend Payout Ratio	22.14%	23.45%	22.10%	22.07%
Equity to Assets	6.19%	6.60%	6.19%	6.60%

Future Outlook

Colony is an emerging company in an industry filled with nonregulated competitors and a rapid pace of consolidation. The year brings with it new opportunities for growth in our existing markets, as well as opportunities to expand into new markets through acquisitions and denovo branching. Colony completed the acquisition of Quitman Federal during 2002 and with the Quitman acquisition opened a branch in the Valdosta/Lowndes County market during the first quarter of 2003. The company has purchased real estate for a second location in Lowndes County that should open during 2004. The company purchased real estate in the Dougherty/Lee Counties market during 2002 and has constructed its third office that opened in early 2004. Additionally, real estate was purchased in the Thomas County market for a future office, probably in 2005. Other areas of interest in South and Central Georgia include Glynn, Ware, and Chatham Counties, with annual retail sales greater than $650 million and a population greater than 35,000. The company opened a loan production office in Savannah during first quarter 2004 and has purchased real estate for a branch office to open in 2005. In addition, the company will open its second office in Tift County during third quarter 2004. In addition, the Company signed a definitive agreement to purchase Flag-Thomaston office that closed on March 19, 2004. The office, with current deposits of approximately $36 million, will allow Colony to compete in Upson County and Muscogee County Georgia. The company plans to open a loan production office in Columbus, Georgia during third quarter 2004.

BUSINESS

General

The Company was organized in 1983 as a bank holding company through the merger of Colony Bank of Fitzgerald with a subsidiary of the Company. Since that time, Colony Bank of Fitzgerald, which was formed by principals of Colony Bankcorp, Inc. in 1976, has operated as a wholly-owned subsidiary of the Company. In April 1984, Colony Bankcorp, Inc. acquired Colony Bank Wilcox, and in November 1984, Colony Bank Ashburn became a wholly-owned subsidiary of Colony Bankcorp, Inc. Colony Bankcorp, Inc. continued its growth with the acquisition of Colony Bank of Dodge County in September 1985. In August 1991, Colony Bankcorp, Inc. acquired Colony Bank Worth. In November 1996, Colony Bankcorp, Inc. acquired Colony Bank Southeast and in November 1996 formed a non-bank subsidiary Colony Management Services, Inc. In March 2002, Colony Bankcorp, Inc. acquired Colony Bank Quitman, FSB and also formed Colony Bankcorp Statutory Trust I. In December 2002, Colony formed its second trust, Colony Bankcorp Statutory Trust II and in June, 2004, Colony formed its third Trust, Colony Bankcorp Statutory Trust III.

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

On April 2, 1998, the Company was listed on Nasdaq National Market. The Company’s common stock trades on the Nasdaq Stock Market under the symbol “CBAN”. The Company presently has approximately 1,569 shareholders as of June 30, 2004. “The Nasdaq Stock Market” or “Nasdaq” is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting and order execution systems. This market also provides specialized automation services for screen-based negotiations of transactions, on-line comparison of transactions, and a range of informational services tailored to the needs of the securities industry, investors and issuers. The Nasdaq Stock Market is operated by The Nasdaq Stock Market, Inc., a wholly-owned subsidiary of the National Association of Securities Dealers, Inc.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See page 39-41 of this report for disclosure.

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

PART II – OTHER INFORMATION

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Shareholders of the Company was held on April 27, 2004. At the Annual Meeting of the Shareholders, proxies were solicited under Regulation 14 of the Securities and Exchange Act of 1934. Total Shares eligible to vote amounted to 5,740,218. A total of 4,157,044.45 shares (72.42%) were represented by shareholders in attendance or by proxy. The following directors were elected to serve one year until the next annual meeting:

	For	Against	Abstained
Morris Downing	4,080,555.59	17,420.86	59,068
Dan Minix	4,080,555.59	17,420.86	59,068
Sidney Ross	4,080,555.59	17,420.86	59,068
Jerry Harrell	4,078,380.59	19,595.86	59,068
Terry Hester	4,087,554.01	10,422.44	59,068
Terry Coleman	4,086,242.33	11,734.12	59,068
Walter Patten	4,087,555.59	10,420.86	59,068
Gene Waldron	4,089,759.59	8,180.66	59,068
Bill Roberts	4,089,795.59	8,180.86	59,068

Shareholders also voted for approval of Colony Bankcorp, Inc. 2004 Restricted Stock Grant Plan to grant up to 114,800 shares (2% of outstanding shares) of Colony Bankcorp stock to key officers and employees. The plan period commences on February 17, 2004 and ends on February 16, 2014. The Colony Bankcorp, Inc. 2004 Restricted Stock Grant Plan was approved with 3,556,480.06 voting for the plan, 147,309.13 voting against and 852.26 abstaining.

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

31.1 Certificate of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2 Certificate of Chief Financial Officer Pursuant to Section 302 of Sarbanes – Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B.	The Company filed Form 8-K on May 25, 2004 reporting that a press release had been issued on May 25, 2004 announcing recognition as one of Georgia’s top-performing companies.

The Company filed Form 8-K on June 17, 2004 reporting that a press release had been issued on June 17, 2004 announcing the declaration of a second quarter 2004 dividend payment.

The company filed Form 8-K on June 17, 2004 reporting that a press release had been issued on June 17, 2004 announcing the completion of a $4,500,000 private placement of floating rate trust-preferred securities.

The company filed Form 8-K on July 9, 2004, 2004 reporting that a press release had been issued on July 9, 2004 in which financial results for the quarter ended June 30, 2004 was reported.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ James D. Minix
Date: August 2, 2004	James D. Minix, President and
Chief Executive Officer

/s/ Terry L. Hester
Date: August 2, 2004	Terry L. Hester, Executive Vice President and
Chief Financial Officer