Form 10-Q
period 2004-09-30
COLONY BANKCORP INC
filed 2004-11-05
CIK 711669

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED SEPTEMBER 30, 2004

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

YES ☒    NO ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE ACT)

YES ☒    NO ☐

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS	OUTSTANDING AT NOVEMBER 2, 2004
COMMON STOCK, $1 PAR VALUE	5,738,343

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE FOLLOWING FINANCIAL STATEMENTS ARE PROVIDED FOR COLONY BANKCORP, INC. AND SUBSIDIARIES: COLONY BANK OF FITZGERALD, COLONY BANK ASHBURN, COLONY BANK WILCOX, COLONY BANK OF DODGE COUNTY, COLONY BANK WORTH, COLONY BANK SOUTHEAST, COLONY MANAGEMENT SERVICES, INC., AND COLONY BANK QUITMAN, FSB.

A.	CONSOLIDATED BALANCE SHEETS – SEPTEMBER 30, 2004 AND DECEMBER 31, 2003.

B.	CONSOLIDATED STATEMENTS OF INCOME – FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003.

C.	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

D.	CONSOLIDATED STATEMENTS OF CASH FLOWS – FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003.

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2004 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

COLONY BANKCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

(DOLLARS IN THOUSANDS)

	Sept 30, 2004	Dec 31, 2003
	(Unaudited)
ASSETS
Cash and Balances Due from Depository Institutions	$18,792	$22,355
Interest-Bearing Deposits	3,189	11,615
Federal Funds Sold	28,128	37,368
Investment Securities
Available for Sale, at Fair Value	105,036	110,327
Held to Maturity, at Cost (Fair Value of $89 and $81, Respectively)	89	81

	105,125	110,408

Federal Home Loan Bank Stock, at Cost	3,402	3,000
Loans Held for Sale	1,559	1,677
Loans	777,363	654,210
Allowance for Loan Losses	(10,114)	(8,516)
Unearned Interest and Fees	(35)	(33)

	767,214	645,661

Premises and Equipment	21,747	17,571
Other Real Estate	3,139	2,724
Goodwill	2,412	448
Intangible Assets	673	243
Other Assets	15,898	15,536

Total Assets	$971,278	$868,606

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-Bearing	$62,042	$64,043
Interest-Bearing	762,467	668,275

	824,509	732,318

Borrowed Money
Subordinated Debentures	19,074	14,434
Other Borrowed Money	62,507	61,184

	81,581	75,618

Other Liabilities	4,660	4,694

Stockholders’ Equity
Common Stock, Par Value $1, Authorized 20,000,000 Shares, Issued 5,738,343 and 5,727,968 Shares as of September 30, 2004 and December 31, 2003, Respectively	5,738	5,728
Paid-In Capital	23,713	23,499
Retained Earnings	31,513	26,857
Restricted Stock - Unearned Compensation	(250)	(130)
Accumulated Other Comprehensive Income, Net of Tax	(186)	22

	60,528	55,976

Total Liabilities and Stockholders’ Equity	$971,278	$868,606

The accompanying notes are an integral part of these statements.

COLONY BANKCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	9/30/2004	9/30/2003	9/30/2004	9/30/2003
Interest Income
Loans, including fees	$12,256	$10,800	$34,763	$32,020
Federal Funds Sold	89	53	227	274
Deposits with Other Banks	13	40	59	120
Investment Securities
U.S. Treasury & Federal Agencies	792	536	2,441	1,543
State, County and Municipal	63	77	229	240
Other Investments	54	104	222	340
Dividends on Other Investments	27	31	79	98

	13,294	11,641	38,020	34,635

Interest Expense
Deposits	3,904	3,673	10,873	11,995
Federal Funds Purchased	1	0	4	1
Borrowed Money	816	754	2,375	2,192

	4,721	4,427	13,252	14,188

Net Interest Income	8,573	7,214	24,768	20,447
Provision for Loan Losses	864	1,455	2,709	2,927

Net Interest Income After Provisions for loan losses	7,709	5,759	22,059	17,520

Noninterest Income
Service Changes on Deposits	1,100	1,011	3,170	2,778
Other Service Changes, Commissions & Fees	269	294	777	800
Security Gains (Losses), net	(31)	369	(31)	369
Other Income	253	422	768	1,482

	1,591	2,096	4,684	5,429

Noninterest Expense
Salaries and Employee Benefits	3,189	2,839	9,433	8,414
Occupancy and Equipment	940	848	2,606	2,401
Other Operating Expenses	2,095	1,606	5,630	4,562

	6,224	5,293	17,669	15,377

Income Before Income Taxes	3,076	2,562	9,074	7,572
Income Taxes	1,019	843	3,085	2,543

Net Income	$2,057	$1,719	$5,989	$5,029

Net Income Per Share of Common Stock
Basic	$0.36	$0.30	$1.05	$0.88

Diluted	$0.36	$0.30	$1.05	$0.88

Weighted Average Basic Shares Outstanding	5,707,843	5,694,978	5,703,819	5,694,978

Weighted Average Diluted Shares Outstanding	5,727,619	5,720,374	5,723,475	5,720,481

The accompanying notes are an integral part of these statements.

COLONY BANKCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	09/30/04	09/30/03	09/30/04	09/30/03
Net Income	$2,057	$1,719	$5,989	$5,029
Other Comprehensive Income, Net of Tax
Gains (Losses) on Securities Arising During Year	857	(698)	(228)	(699)
Reclassification Adjustment	20	(244)	20	(244)

Unrealized Gains (Losses) on Securities	877	(942)	(208)	(943)

Comprehensive Income	$2,934	$777	$5,781	$4,086

The accompanying notes are an integral part of these statements.

COLONY BANKCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	2004	2003
CASH FLOW FROM OPERATING ACTIVITIES
Net Income	$5,989	$5,029
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on sale of investment securities	31	(369)
Depreciation	1,304	1,201
Provision for loan losses	2,709	2,927
Amortization of excess costs	107	117
Other prepaids, deferrals and accruals, net	(1,417)	(3,923)

Total Adjustments	2,734	(47)

Net cash provided by operating activities	8,723	4,982

CASH FLOW FROM INVESTING ACTIVITIES
Cash received in business acquistion, net	14,377	0
Purchase of other assets (FHLB stock)	(402)	(138)
Purchases of securities available for sale	(25,793)	(63,394)
Proceeds from sales of securities available for sale	10,477	11,141
Proceeds from maturities, calls, and paydowns of investment securities:
Available for Sale	19,233	48,374
Held to Maturity	7	34
Decrease (Increase) in interest-bearing deposits in banks	8,426	130
(Increase) in loans	(105,482)	(75,136)
Purchase of premises and equipment	(3,289)	(1,473)
Investment in Statutory Trust	(140)	0
Investment in Other	0	420

Net cash provided by investing activities	(82,586)	(80,042)

CASH FLOW FROM FINANCING ACTIVITIES
Net increase in deposits	56,387	33,211
Federal funds purchased	0	0
Dividends paid	(1,290)	(1,077)
Net (decrease) increase in other borrowed money	1,323	13,816
Proceeds from issuance of subordinated debentures	4,640	0

Net cash provided by financing activities	61,060	45,950

Net increase (decrease) in cash and cash equivalents	(12,803)	(29,110)
Cash and cash equivalents at beginning of period	59,723	69,831

Cash and cash equivalents at end of period	$46,920	$40,721

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

Emerging Issues Task Force (EITF) Issue 03-1. “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-that-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless; (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position (FSP) to provide additional implementation guidance. Currently, the FASB expects to issue the FSP no later than December 2004.

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

(1) Summary of Significant Accounting Policies (Continued)

In April 2004, the shareholders of Colony Bankcorp, Inc. adopted a restricted stock grant plan which awards certain executive officers common shares of the Company. The maximum number of shares which may be subject to restricted stock awards is 114,800. No shares have been issued pursuant to this stock grant plan.

(2) Cash and Balances Due from Depository Institutions

Components of cash and balances due from depository institutions at September 30, 2004 and December 31, 2003 are as follows:

	September 30, 2004	December 31, 2003
Cash on Hand and Cash Items	$9,349	$8,085
Noninterest-Bearing Deposits with Other Banks	9,443	14,270

	$18,792	$22,355

As of September 30, 2004, the Banks had required deposits of approximately $2,932 with the Federal Reserve.

(3) Investment Securities

Investment securities as of September 30, 2004 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U.S. Government Agencies
Mortgage-Backed	$72,211	$133	($735)	$71,609
Other	23,110	180	(14)	23,276
State, County & Municipal	6,876	139	(8)	7,007
Corporate Obligations	3,121	23	0	3,144

	$105,318	$475	($757)	$105,036

Securities Held to Maturity:
State, County and Municipal	$89	$0	$0	$89

The amortized cost and fair value of investment securities as of September 30,2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in One Year or Less	$821	$833	$0	$0
Due After One Year Through Five Years	25,213	25,388	0	0
Due After Five Years Through Ten Years	5,085	5,150	0	0
Due After Ten Years	1,988	2,056	89	89

	33,107	33,427	89	89
Mortgage-Backed Securities	72,211	71,609	0	0

	$105,318	$105,036	$89	$89

(3) Investment Securities (Continued)

Investment securities as of December 31, 2003 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U.S. Government Agencies
Mortgage-Backed Securities	$75,485	$246	($558)	$75,173
Other	17,621	226	(2)	17,845
State, County & Municipal	9,579	236	(6)	9,809
Corporate Obligations	6,384	181	(9)	6,556
Marketable Equity Securities	1,130	0	(186)	944

	$110,199	$889	($761)	$110,327

Securities Held to Maturity:
State, County and Municipal	$81	$0	$0	$81

Proceeds from the sale of investments available for sale during nine months ended September 30, 2004 was $10,477 and during nine months ended September 30, 2003 was $11,141.

Investment securities having a carry value approximating $64,224 and $56,611 as of September 30, 2004 and December 31, 2003, respectively, were pledged to secure public deposits and for other purposes.

(4) Loans

The composition of loans as of September 30, 2004 and December 31, 2003 was as follows:

	September 30, 2004	December 31, 2003
Commercial, Financial and Agricultural	$52,393	$44,590
Real Estate – Construction	95,846	56,374
Real Estate – Farmland	36,396	33,097
Real Estate – Other	495,034	428,197
Installment Loans to Individuals	76,681	73,020
All Other Loans	21,013	18,932

	$777,363	$654,210

Nonaccrual loans are loans for which principal and interest are doubtful of collection in accordance with original loan terms and for which accruals of interest have been discontinued due to payment delinquency. Nonaccrual loans totaled $7,073 and $7,251 as of September 30, 2004 and December 31, 2003, respectively. On September 30, 2004, the Company had 90 day past due loans with principal balances of $1,104 compared to 90 day past due loans with principal balances of $241 on December 31, 2003.

(5) Allowance for Loan Losses

Transactions in the allowance for loan losses are summarized below for nine months ended September 30, 2004 and September 30, 2003 as follows:

	Sept 30, 2004	Sept 30, 2003
Balance, Beginning	$8,516	$7,364
Provision Charged to Operating Expenses	2,709	2,927
Loans Charged Off	(1,249)	(2,672)
Loan Recoveries	138	129

Balance, Ending	$10,114	$7,748

(6) Premises and Equipment

Premises and equipment are comprised of the following as of September 30, 2004 and December 31, 2003:

	September 30, 2004	December 31, 2003
Land	$4,893	$2,837
Building	16,445	13,874
Furniture, Fixtures and Equipment	11,919	10,928
Leasehold Improvements	744	678
Construction in Progress	343	551

	34,344	28,868

Accumulated Depreciation	(12,597)	(11,297)

	$21,747	$17,571

Depreciation charged to operations totaled $1,304 and $1,201 for nine months ended September 30, 2004 and September 30, 2003, respectively.

Certain Company facilities and equipment are leased under various operating leases. Rental expense approximated $128 and $87 for nine months ended September 30, 2004 and 2003.

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

(8) Deposits

Components of interest-bearing deposits as of September 30, 2004 and December 31, 2003 are as follows:

	September 30, 2004	December 31, 2003
Interest-Bearing Demand	$152,104	$149,518
Savings	39,421	33,513
Time, $100,000 and Over	198,083	163,036
Other Time	372,859	322,208

	$762,467	$668,275

The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of one hundred thousand, was approximately $174,976 and $149,154 as of September 30, 2004 and December 31, 2003, respectively.

As of September 30, 2004 and December 31, 2003, the scheduled maturities of certificates of deposits are as follows:

Maturity	September 30, 2004	December 31, 2003
One Year and Under	$508,139	$412,897
One to Three Years	43,974	57,378
Three Years and Over	18,829	14,969

	$570,942	$485,244

(9) Borrowed Money

Borrowed money at September 30, 2004 and December 31, 2003 is summarized as follows:

	September 30, 2004	December 31, 2003
Federal Home Loan Bank Advances	$62,000	$59,500
First Port City Note Payable	0	1,000
The Banker’s Bank Note Payable	507	684

	$62,507	$61,184

Advances from the Federal Home Loan Bank (FHLB) have maturities ranging from 2004 to 2013 and interest rates ranging from 2.46 percent to 5.93 percent. Under the Blanket Agreement for Advances and Security Agreement with the FHLB, residential first mortgage loans, commercial real estate loans and cash balances held by the FHLB are pledged as collateral for the FHLB advances outstanding. At September 30, 2004, the Company had available line of credit commitments totaling $88,894, of which $26,894 was available.

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

The aggregate stated maturities of borrowed money at September 30, 2004 are as follows:

Year	Amount
2004	$63
2005	5,746
2006	3,198
2007	2,500
2008 and Thereafter	51,000

$62,507

(10) Subordinated Debentures (Trust Preferred Securities)

During the first quarter of 2002, the Company formed a subsidiary whose sole purpose was to issue $9,000 in Trust Preferred Securities through a pool sponsored by FTN Financial Capital Market. The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions. At September 30, 2004, the floating-rate securities had a 5.55 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 3.60 percent.

During the fourth quarter of 2002, the Company formed a second subsidiary whose sole purpose was to issue $5,000 in Trust Preferred Securities through a pool sponsored by FTN Financial Capital Market. The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions. At September 30, 2004, the floating-rate securities had a 5.20 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 3.25 percent.

During the second quarter of 2004, the Company formed a third subsidiary whose sole purpose was to issue $4,500 in Trust Preferred Securities through a pool sponsored by FTN Financial Capital Market. The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions. At September 30, 2004, the floating rate securities had a 4.57 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 2.68 percent.

The Trust Preferred Securities are recorded as a liability on the balance sheet, but subject to certain limitations qualify as Tier 1 Capital for regulatory capital purposes. The proceeds from the offering were used to fund the cash portion of the Quitman acquisition, payoff holding company debt, and inject capital into bank subsidiaries.

On December 31, 2003, the Company retroactively implemented FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, resulting in the deconsolidation of Colony Bankcorp Statutory Trusts I and II. The implementation of this interpretation resulted in Colony’s $434 investment in the common equity of the trusts being included in the consolidated balance sheets as other assets and the interest income and interest expense received from and paid to the trusts,

(10) Subordinated Debentures (Trust Preferred Securities) (continued)

respectively, being included in the consolidated statements of income as other income and interest expense. The increase to other income and interest expense totaled $17 and $16 for the nine months ended September 30, 2004 and 2003, respectively.

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

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with related fees received from potential borrowers, are to be recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates. The company has not recorded rate lock commitments as derivative assets or liabilities as of September 30, 2004 as the effects did not have a material effect upon the consolidated financial statements.

(12) Profit Sharing Plan

The Company has a profit sharing plan that covers substantially all employees who meet certain age and service requirements. It is the Company’s policy to make contributions to the plan as approved annually by the board of directors. The total provision for contributions to the plan was $476 for 2003, $427 for 2002 and $384 for 2001.

(13) Commitments and Contingencies

In the normal course of business, certain commitments and contingencies are incurred which are not reflected in the consolidated financial statements. Commitments under standby and performance letters of credit to U.S. addresses approximate $2,158 as of September 30, 2004 and $2,032 as of December 31, 2003. Unfulfilled loan commitments as of September 30, 2004 and December 31, 2003 approximated $93,122 and $73,993, respectively. No losses are anticipated as a result of commitments and contingencies.

At September 30, 2004, the company had an outstanding commitment of approximately $1,000,000 to construct and furnish a second office in Valdosta. As of September 30, 2004, approximately $144 has been advanced for construction in progress. Anticipated opening of the office is during first quarter 2005.

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

Liabilities accrued under the plans totaled $945 and $878 as of September 30, 2004 and December 31, 2003, respectively. Benefit payments under the contracts were $132 and $50 for the nine month period ended September 30, 2004 and September 30, 2003, respectively. Provisions charged to operations totaled $164 and $106 for the nine month period ended September 30, 2004 and September 30, 2003.

(15) Regulatory Capital Matters

The amount of dividends payable to the parent company from the subsidiary banks is limited by various banking regulatory agencies. Upon approval by regulatory authorities, the banks may pay cash dividends to the parent company in excess of regulatory limitations.

The Company is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and, possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory

(15) Regulatory Capital Matters (continued)

accounting practices. The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The amounts and ratios as defined in regulations are presented hereafter. Management believes, as of September 30, 2004, the Company meets all capital adequacy requirements to which it is subject and is classified as well capitalized under the regulatory framework for prompt corrective action. In the opinion of management, there are no conditions or events since prior notification of capital adequacy from the regulators that have changed the institution’s category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2004
Total Capital to Risk-Weighted Assets	$85,683	11.22%	$61,102	8.00%	$76,378	10.00%
Tier 1 Capital to Risk-Weighted Assets	76,129	9.97%	30,551	4.00%	45,827	6.00%
Tier 1 Capital to Average Assets	76,129	7.99%	38,098	4.00%	47,622	5.00%
As of December 31, 2003
Total Capital to Risk-Weighted Assets	$77,140	12.06%	$51,171	8.00%	$63,964	10.00%
Tier 1 Capital to Risk-Weighted Assets	69,140	10.81%	25,584	4.00%	38,376	6.00%
Tier 1 Capital to Average Assets	69,140	8.12%	34,059	4.00%	42,574	5.00%

(16) Financial Information of Colony Bankcorp, Inc. (Parent Only)

The parent company’s balance sheets as of September 30, 2004 and December 31, 2003 and the related statements of income and comprehensive income and cash flows are as follows:

COLONY BANKCORP, INC. (PARENT ONLY)

BALANCE SHEETS

FOR PERIOD ENDED SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

	Sept 30, 2004	Dec 31, 2003
	(Unaudited)
ASSETS
Cash	$1,014	$15
Investments in Subsidiaries at Equity	77,360	69,987
Other	1,780	1,997

Totals Assets	$80,154	$71,999

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Dividends Payable	459	$415
Other	93	174

	552	589

Other Borrowed Money	0	1,000

Subordinated Debt	19,074	14,434

Stockholders’ Equity
Common Stock, Par Value $1 a Share; Authorized 20,000,000 Shares, Issued 5,738,343 and 5,727,968 Shares as of September 30, 2004 and December 31, 2003 Respectively	5,738	5,728
Paid-In Capital	23,713	23,499
Retained Earnings	31,513	26,857
Restricted Stock - Unearned Compensation	(250)	(130)
Accumulated Other Comprehensive Income, Net of Tax	(186)	22

Total Stockholders’ Equity	60,528	55,976

Total Liabilities and Stockholders’ Equity	$80,154	$71,999

(16) Financial Information of Colony Bankcorp, Inc. (Parent Only) (continued)

COLONY BANKCORP, INC. (PARENT ONLY)

STATEMENT OF INCOME AND COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

(UNAUDITED)

	SEPTEMBER 30, 2004	SEPTEMBER 30, 2003
Income
Dividends from Subsidiaries	$1,942	$1,816
Other	49	48

	1,991	1,864

Expenses
Interest	600	515
Other	1,067	980

	1,667	1,495

Income Before Taxes and Equity in Undistributed Earnings of Subsidiaries	324	369
Income Tax (Benefits)	(524)	(477)

Income Before Taxes and Equity in Undistributed Earnings of Subsidiaries	848	846
Equity in Undistributed Earnings of Subsidiaries	5,141	4,183

Net Income	5,989	5,029

Other Comprehensive Income, Net of Tax
Gains (losses) on Securities Arising During Year	(228)	(699)
Reclassification Adjustment	20	(244)

Unrealized Gains (Losses) in Securities	(208)	(943)

Comprehensive Income	$5,781	$4,086

(16) Financial Information of Colony Bankcorp, Inc. (Parent Only) (continued)

COLONY BANKCORP, INC. (PARENT ONLY)

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

(UNAUDITED)

	September 30, 2004	September 30, 2003
Cash Flows from Operating Activities
Net Income	$5,989	$5,029
Adjustments to Reconcile Net Income to Net Cash Provided from Operating Activities
Depreciation and Amortization	61	62
Equity in Undistributed Earnings of Subsidiary	(5,141)	(4,183)
Other	195	(166)

	1,104	742

Cash Flows from Investing Activities
Cash used in business acquistion, net	0	0
Capital Infusion in Subsidiary	(2,300)	(125)
Purchase of Premises and Equipment	(15)	(236)
Investment in Statutory Trust	(140)	0

	(2,455)	(361)

Cash Flows from Financing Activities
Dividends Paid	(1,290)	(1,077)
Purchase of Treasury Stock	0	0
Principal Payments on Notes and Debentures	(1,000)	0
Proceeds from Notes and Debentures	4,640	0

	2,350	(1,077)

Increase (Decrease) in Cash and Cash Equivalents	999	(696)
Cash and Cash Equivalents, Beginning	15	745

Cash and Cash Equivalents, Ending	$1,014	$49

(17) Legal Contingencies

In the ordinary course of business, there are various legal proceedings pending against Colony and its subsidiaries. The aggregate liabilities, if any, arising from such proceedings would not, in the opinion of management, have a material adverse effect on Colony’s consolidated financial position.

(18) Stock Grant Plan

On February 16, 1999, a restricted stock grant plan was approved by the Board. The plan was adopted for the purpose of establishing incentives designed to recognize, reward and retain executive employees whose performance, contribution and skills are critical to the Company. The plan period commenced February 16, 1999 and ends February 15, 2009 with the maximum number of shares subject to restricted stock awards being 48,787 (split-adjusted). During 2000 – 2004, the Company has issued an aggregate total of 40,400 shares pursuant to the stock grant plan, of which 3,425 shares have been forfeited, which leaves 11,812 available shares that can be issued over the remaining life of the plan.

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

The proforma information below discloses results of operations for the current period and the corresponding period in the preceding year as though the companies had combined at January 1, 2003:

	Three Months Ended		Nine Months Ended
	Sept 30, 2004	Sept 30, 2003	Sept 30, 2004	Sept 30, 2003
Interest Income	$13,294	$12,060	$38,343	$35,958
Interest Expense	4,721	4,810	13,379	14,959
Net Income	2,057	1,734	6,062	5,060
Earnings Per Share - Basic	$0.36	$0.30	$1.06	$0.89
Earnings Per Share - Diluted	$0.36	$0.30	$1.06	$0.89
Weighted Avg Shares Outstanding - Basic	5,707,843	5,694,978	5,703,819	5,694,978
Weighted Avg Shares Outstanding - Diluted	5,727,619	5,720,374	5,723,475	5,720,481

(20) Earnings Per Share

SFAS No. 128 establishes standards for computing and presenting basic and diluted earnings per share. Basic earnings per share is calculated and presented based on income available to common stockholders divided by the weighted average number of shares outstanding during the reporting periods. Diluted earnings per share reflects the potential dilution of restricted stock. The following presents earnings per share for the three months and nine months ended September 30, 2004 and 2003, respectively, under the requirements of Statement 128:

	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003
	Income Numerator	Common Shares Denominator	EPS	Income Numerator	Common Shares Denominator	EPS
Basic EPS
Income Available to Common Stockholders	$2,057	5,708	$0.36	$1,719	5,695	$0.30

Dilutive Effect of Potential Common Stock
Restricted Stock		20			25

Diluted EPS
Income Available to Common Stockholders after Assumed Conversions of Dilutive Securities	$2,057	5,728	$0.36	$1,719	5,720	$0.30

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003
	Income Numerator	Common Shares Denominator	EPS	Income Numerator	Common Shares Denominator	EPS
Basic EPS
Income Available to Common Stockholders	$5,989	5,704	$1.05	$5,029	5,695	$0.88

Dilutive Effect of Potential Common Stock
Restricted Stock		19			25

Diluted EPS
Income Available to Common Stockholders after Assumed Conversions of Dilutive Securities	$5,989	5,723	$1.05	$5,029	5,720	$0.88

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

The Company

Colony Bankcorp, Inc. (Colony) is a bank holding company headquartered in Fitzgerald, Georgia that provides, through its wholly owned subsidiaries (collectively referred to as the “Company”), a broad array of products and services throughout 18 Georgia markets. The Company offers commercial, consumer and mortgage banking services.

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

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of September 30, 2004 and 2003, and results of operations for each of the three months and nine months in the periods ended September 30, 2004 and 2003. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report. All of the acquisitions during the reported periods were accounted for as purchase transactions, and as such, their related results of operations are included from the date of acquisition.

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

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets. Net income totaled $2.057 million, or $0.36 diluted per common share, in three months ended September 30, 2004 compared to $1.719 million, or $0.30 diluted per common share, in three months ended September 30, 2003 and net income totaled $5.989 million, or $1.05 diluted per common share, in nine months ended September 30, 2004 compared to $5.029 million or $0.88 diluted per common share, in nine months ended September 30, 2003.

Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Taxable–equivalent net interest income	$8,639	$7,279	$24,973	$20,646
Taxable-equivalent adjustment	66	65	205	199
Net interest income	8,573	7,214	24,768	20,447
Provision for possible loan losses	864	1,455	2,709	2,927
Non-interest income	1,591	2,096	4,684	5,429
Non-interest expense	6,224	5,293	17,669	15,377
Income before income taxes	3,076	2,562	9,074	7,572
Income taxes	1,019	843	3,085	2,543

Net Income	$2,057	$1,719	$5,989	$5,029

Basic per common share:
Net income	$0.36	$0.30	$1.05	$0.88
Diluted per common share:
Net income	$0.36	$0.30	$1.05	$0.88
Return on average assets:
Net income	0.86%	0.83%	0.87%	0.83%
Return on average equity:
Net income	13.82%	12.64%	13.71%	12.58%

Income from operations for three months ended September 30, 2004 increased $0.34 million, or 19.66%, compared to the same period in 2003. The increase was primarily the result of a $1.36 million increase in net interest income. The impact of net interest income was partly offset by a $0.93 million increase in non-interest expense, a decrease of $0.59 million in the provision for possible loan losses, a $0.18 million increase in income tax expense and a $0.51 million decrease in non-interest income.

Income from operations for nine months ended September 30, 2004 increased $0.96 million, or 19.09%, compared to the same period in 2003. The increase was primarily the result of a $4.32 million increase in net interest income. The impact of net interest income was partly offset by a $2.29 million increase in non-interest expense, a decrease of $0.22 million in provision for possible loan losses, a $0.54 million increase in income tax expense and a $0.75 million decrease in non-interest income.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 58.00% of total revenue for nine months ended September 30, 2004 and 51.04% for the same period a year ago.

Net interest margin is the taxable-equivalent net interest income as a percentage of average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Company’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, began 2001 at 9.50% and decreased 150 basis points in the first quarter, decreased 125 basis points in the second quarter, decreased 75 basis points in the third quarter and decreased 125 basis points in the fourth quarter to end the year at 4.75%. During 2002, the prime rate remained at 4.75% until the fourth quarter when the rate decreased 50 basis points to 4.25%. During 2003, the prime rate remained at 4.25% until the end of the second quarter, when the rate decreased 25 basis points to 4.00%. During second and third quarter 2004, the Federal Reserve moved rates up 75 basis points; thus the prime rate increased to 4.75% effective September 22, 2004. The federal funds rate, which is the cost of immediately available overnight funds, decreased in a similar manner. It began 2001 at 6.50% and decreased 475 basis points over the course of the year, and began 2002 at 1.75% and decreased 50 basis points in the fourth quarter. During 2003, the federal funds rate remained at 1.25% until the end of the second quarter, when the rate decreased 25 basis points to 1.00%. During second and third quarter 2004, the Federal Reserve Board increased the Federal Fund rate by 75 basis points to 1.75%. It is anticipated that future interest rate hikes will occur during the balance of 2004.

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

Rate/Volume Analysis

The rate/volume analysis presented hereafter illustrates the change from September 30, 2003 to September 30, 2004 for each component of the taxable equivalent net interest income separated into the amount generated through volume changes and the amount generated by changes in the yields/rates.

	Changes from September 30, 2003 to September 30, 2004 (1)
($ in thousands)	Volume	Rate	Total
Interest Income
Loans, Net-taxable	$5,031	($2,277)	$2,754

Investment Securities
Taxable	485	294	779
Tax-exempt	15	(30)	(15)

Total Investment Securities	500	264	764

Interest-Bearing Deposits in other Banks	(55)	(6)	(61)

Funds Sold	(34)	(13)	(47)

Other Interest - Earning Assets	6	(25)	(19)

Total Interest Income	5,448	(2,057)	3,391

Interest Expense
Interest-Bearing Demand and Savings Deposits	259	(357)	(98)
Time Deposits	1,437	(2,461)	(1,024)

Total Interest Expense on Deposits	1,696	(2,818)	(1,122)

Other Interest-Bearing Liabilities
Funds Purchased and Securities Under Agreement to Repurchase	4	(1)	3
Subordinated Debentures	64	21	85
Other Debt	236	(138)	98

Total Interest Expense (Benefit)	2,000	(2,936)	(936)

Net Interest Income	$3,448	$879	$4,327

(1)	Changes in net interest income for the periods, based on either changes in average balances or changes in average rates for interest-earning assets and interest-bearing liabilities, are shown on this table. During each year. there are numerous and simultaneous balance and rate changes; therefore, it is not possible to precisely allocate the changes between balances and rates. For the purpose of this table, changes that are not exclusively due to balance changes or rate changes have been attributed to rates.

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

The Company maintains about 41% of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years. The liabilities to fund assets are primarily in short term certificate of deposits that mature within one year. This balance sheet composition has allowed the Company to be relatively constant with its net interest margin the past several years, though the unprecedented 475 basis point decrease by U.S. Federal Reserve in 2001, 50 basis point decrease in 2002 and 25 basis point decrease in 2003 resulted in significant net interest margin pressure. Net interest margin increased to 3.82% for nine months ended September 30, 2004 compared to 3.61% for the same period a year ago. We anticipate continued improvement or stability in the net interest margin for 2004 given the Federal Reserve’s present neutral/slight interest rates forecast for the balance of 2004.

Taxable-equivalent net interest income for nine months ended September 30, 2004 increased $4.33 million, or 20.96%, compared to the same period a year ago. The significant fluctuation between the comparable periods resulted from the positive impact of growth in the average volume of earning assets that was partially offset by the negative impact of declining average interest rates. The average volume of earning assets during nine months ended September 30, 2004 increased almost $108.4 million compared to the same period a year ago while over the same period the net interest margin increased by 21 basis points from 3.61% to 3.82%. Growth in average earning assets during 2004 and 2003 was primarily in loans. The increase in the net interest margin in 2004 was primarily the result of the general decline in market interest rates and concentration on pricing by company management.

The average volume of loans increased $97.5 million in nine months ended September 30, 2004 compared to the same period a year ago. The average yield on loans decreased 42 basis points in nine months ended September 30, 2004 compared to the same period a year ago. Funding for this growth was primarily provided by deposit growth. The average volume of deposits increased $101.0 million in nine months ended September 30, 2004 compared to the same period a year ago. Interest-bearing deposits made up 88.8% of the growth in average deposits in nine months ended September 30, 2004. Accordingly, the ratio of average interest-bearing deposits to total average deposits was 92.02% in nine months ended September 30, 2004 compared to 92.5% in the same period a year ago. This deposit mix, combined with a general decline in market rates, had the effect of (i) reducing the average cost of total deposits by 50 basis points in nine months ended September 30, 2004 compared to the same period a year ago and, (ii) mitigating a portion of the impact of declining yields on earning assets on the Company’s net interest income.

The Company’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.63% in nine months ended September 30, 2004 compared to 3.37% in the same period a year ago. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

Provision for Possible Loan Losses

The provision for possible loan losses is determined by management as the amount to be added to the allowance for possible loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for possible loan losses totaled $864 thousand in three months ended September 30, 2004 compared to $1.455 million in same period a year ago and the provision for possible loan losses totaled $2.709 million in nine months ended September 30, 2004 compared to $2.927 million in same period a year ago. See the section captioned “Allowance for Possible Loan Losses” elsewhere in this discussion for further analysis of the provision for possible loan losses.

Non-Interest Income

The components of non-interest income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Service charges on deposit accounts	$1,100	$1,011	$3,170	$2,778
Other charges, commissions and fees	269	294	777	800
Net gain (loss) on securities transactions	(31)	369	(31)	369
Other	26	30	101	102
Mortgage banking income	227	392	667	1,380

Total	$1,591	$2,096	$4,684	$5,429

Total non-interest income for three months ended September 30, 2004 decreased $505 thousand, or 24.09%, compared to the same period a year ago. Growth in non-interest income over the comparable periods was primarily in deposit service charges while mortgage banking fees and gains on the sale of securities decreased significantly over the comparable periods.

Total non-interest income for nine months ended September 30, 2004 decreased $745 thousand, or 13.72%, compared to the same period a year ago. Growth in non-interest income over the comparable periods was primarily in deposit service changes while mortgage banking fees and gains on the sale of securities decreased significantly over the comparable periods. Changes in these items and the other components of non-interest income are discussed in more detail below.

Service Charges on Deposit Accounts. Service charges on deposit accounts for three months ended September 30, 2004 increased $89 thousand, or 8.80%, compared to the same period a year ago. The increase was primarily due to a $85 thousand increase in overdraft fees, which were mostly related to consumer accounts. Service charges on deposit accounts for nine months ended September 30, 2004 increased $392 thousand, or 14.11%, compared to the same period a year ago. The increase was primarily due to a $352 thousand increase in overdraft fees, which were mostly related to consumer accounts. The increase in overdraft fees for both comparable periods was primarily due to the increased volume in consumer and commercial accounts.

Mortgage Banking Fees. Mortgage banking fees for three months ended September 30, 2004 decreased $165 thousand, or 42.09%, compared to the same period a year ago. The decrease was primarily due to decreased mortgage loan activity during third quarter 2004 that was primarily attributable to a decrease in mortgage loan refinancing. Mortgage banking fees for nine months ended September 30, 2004 decreased $713 thousand, or 51.67% compared to the same period a year ago. The decrease was primarily due to decreased mortgage loan activity during the first three quarters of 2004 that was again primarily attributable to a decrease in mortgage loan refinancing. The company anticipates mortgage loan refinancing to trend downward in future years as most borrowers have already refinanced to historical low rates.

All Other Non-Interest Income. The aggregate of all other non-interest income accounts remain relatively flat for both comparable periods, except losses of sale of securities totaled $31 thousand for third quarter 2004 and nine months ended September 30, 2004 while gains on sale of securities totaled $369 thousand for the same year ago period.

Non-Interest Expense

The components of non-interest expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Salaries and employee benefits	$3,189	$2,839	$9,433	$8,414
Occupancy and Equipment	940	848	2,606	2,401
Other	2,095	1,606	5,630	4,562

Total	$6,224	$5,293	$17,669	$15,377

Total non-interest expense for three month ended September 30, 2004 increased $931 thousand, or 17.59%, compared to the same period a year ago. Growth in non-interest expense in three months ended September 30, 2004 was primarily in salaries, employee benefits, occupancy and equipment expense and other non-interest expenses. Total non-interest expense for nine months ended September 30, 2004 increased $2.29 million, or 14.91% compared to the same period a year ago. Growth in non-interest expense in nine months ended September 30, 2004 was primarily in salaries and employee benefits, occupancy and equipment expense and other non-interest expense. These items and the changes in the various components of non-interest expense are discussed in more detail below.

Salaries and Employee Benefits. Salaries and benefits expense for three months ended September 30, 2004 increased $350 thousand, or 12.33%, compared to the same period a year ago. Salaries and benefits expense for nine months ended September 30, 2004 increased $1.02 million, or 12.11%, compared to the same period a year ago. The increase for both comparable periods is primarily related to increases in headcount and merit increases as a result of new offices with the Company’s denovo branch expansions and the acquisition of Flag Bank – Thomaston Office.

Occupancy and Equipment. Net occupancy expense for three months ended September 30, 2004 increased $92 thousand, or 10.85%, compared to the same period a year ago. The company experienced an increase in net occupancy and equipment expense for the three months ended September 30, 2004 resulting from new offices opened during first and third quarter 2004. Net occupancy expense for nine months ended September 30, 2004 increased $205 thousand, or 8.54%, compared to the same period a year ago. The increased occupancy and equipment expense was attributable to the new offices opened during 2004. The impact of new offices and additional leasing of office space resulted in higher building maintenance, insurance and utilities costs, higher depreciation on building and equipment and higher lease expense for both comparable periods.

All Other Non-Interest Expense. All other non-interest expense for three months ended September 30, 2004 increased $489 thousand, or 30.45%, compared to the same period a year ago. The increase is primarily due to additional overhead associated with new offices opened. In addition, director fees increased $9 thousand, city, county and state business occupation taxes increased $82 thousand, software and license fee expense increased $27 thousand, and losses from sale/write down on OREO property increased $221 thousand for three months ended September 30, 2004 compared to the same period a year ago.

All other non-interest expense for nine months ended September 30, 2004 increased $1.068 million, or 23.41%, compared to the same period a year ago. Again, the increase is primarily due to additional overhead associated with new offices opened during 2004. In addition, legal and professional fees increased $17 thousand, director fees increased $64 thousand, city, county and state business occupation taxes increased $118 thousand, software and license fee expense increased $114 thousand, other losses primarily for establishment of contingency fund for potential lawsuit claims increased $94 thousand and losses on sale/write down of OREO property increased $123 thousand to account for additional increases for nine months ended September 30, 2004.

Sources and Uses of Funds

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the assets in which those funds are invested as a percentage of the Company’s average total assets for the period indicated. Average assets totaled $921 million in nine months ended September 30, 2004 compared to $805 million in nine months ended September 30, 2003.

	Nine Months Ended September 30,
	2004		2003
Source of Funds:
Deposits:
Noninterest –Bearing	$62,214	6.76%	$50,890	6.32%
Interest-Bearing	717,551	77.92%	627,843	77.98%
Federal Funds Purchased	372	0.04%	77	0.01%
Long-term Debt and Other Borrowings	78,218	8.49%	68,772	8.54%
Other Noninterest-Bearing Liabilities	4,285	0.46%	4,237	0.53%
Equity Capital	58,251	6.33%	53,316	6.62%

Total	$920,891	100.00%	$805,135	100.00%

Uses of Funds:
Loans	$709,956	77.10%	$613,990	76.26%
Securities	111,881	12.15%	90,506	11.24%
Federal Funds Sold	28,473	3.09%	32,476	4.03%
Interest-Bearing Deposits in Other Banks	8,045	0.87%	14,736	1.83%
Other Interest-Earning Assets	3,142	0.34%	2,965	0.37%
Other Noninterest-Earning Assets	59,394	6.45%	50,462	6.27%

Total	$920,891	100.00%	$805,135	100.00%

Deposits continue to be the Company’s primary source of funding. Over the comparable periods, the relative mix of deposits continues to be high in interest-bearing deposits. Interest-bearing deposits totaled 92.02% of total average deposits in nine months ended September 30, 2004 compared to 92.50% in the same period a year ago.

The Company primarily invests funds in loans and securities. Loans continue to be the largest component of the Company’s mix of invested assets. Loan demand continues to be strong as total loans were $777.4 million at September 30, 2004, up 18.83%, compared to loans of $654.2 million at December 31, 2003. See additional discussion regarding the Company’s loan portfolio in the section captioned “Loans” included elsewhere in this discussion. The majority of funds provided by deposit growth have been invested in loans.

Loans

The following table presents the composition of the Company’s loan portfolio as of September 30, 2004 and December 31, 2003:

	September 30, 2004	December 31, 2003
Commercial, Financial and Agricultural	$52,393	$44,590
Real Estate
Construction	95,846	56,374
Mortgage, Farmland	36,396	33,097
Mortgage, Other	495,034	428,197
Consumer	76,681	73,020
Other	21,013	18,932

	777,363	654,210
Unearned Discount	(35)	(33)
Allowance for Loan Losses	(10,114)	(8,516)

Loans	$767,214	$645,661

The following table presents total loans as of September 30, 2004 according to maturity distribution.

Maturity	($ in Thousands)
One Year or Less	$507,047
After One Year through Five Years	257,091
After Five Years	13,225

$777,363

Overview. Loans totaled $777.4 million at September 30, 2004, up 18.83% from December 31, 2003 loans of $654.2 million. The majority of the Company’s loan portfolio is comprised of the real estate loans-other, real estate construction and installment loans to individuals. Real estate-other, which is primarily 1-4 family residential properties and nonfarm nonresidential properties, made up 63.68% and 65.45% of total loans, real estate construction made up 12.33% and 8.62%, while installment loans to individuals made up 9.86% and 11.16% of total loans at September 30, 2004 and December 31, 2003, respectively. Real estate loans-other include both commercial and consumer balances.

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

Commercial, Financial and Agricultural. Commercial, financial and agricultural loans at September 30, 2004 increased 17.5% from December 31, 2003 to $52.4 million. The Company’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Company’s loan policy guidelines.

Industry Concentrations. As of September 30, 2004 and December 31, 2003, there were no concentrations of loans within any single industry in excess of 10% of total loans, as segregated by Standard Industrial Classification code (“SIC code”). The SIC code is a federally designed standard industrial numbering system used by the Company to categorize loans by the borrower’s type of business.

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

Large Credit Relationships. Colony is currently in seventeen counties in South and Central Georgia and include metropolitan markets in Doughtery, Lowndes, Houston and Chatham counties. As a result, the Company originates and maintains large credit relationships with several commercial customers in the ordinary course of business. The Company considers large credit relationships to be those with commitments equal to or in excess of $5.0 million prior to any portion being sold. Large relationships also include loan participations purchased if the credit relationship with the agent is equal to or in excess of $5.0 million. In addition to the Company’s normal policies and procedures related to the origination of large credits, the Company’s Central Credit Committee must approve all new and renewed credit facilities which are part of large credit relationships. The following table provides additional information on the Company’s large credit relationships outstanding at September 30, 2004 and December 31, 2003.

	September 30, 2004			December 31, 2003
		Period End Balances			Period End Balances
	Number of Relationships	Committed	Outstanding	Number of Relationships	Committed	Outstanding
Large Credit Relationships:
$10 million and greater	1	$12,869	$11,457	1	$10,416	$9,673
$5 million to $9.9 million	7	$39,595	$32,012	2	$12,299	$11,591

Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table presents the maturity distribution of the Company’s loans at September 30, 2004. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate.

	Due in One Year or Less	After One, but Within Five Years	After Five Years	Total
Loans with fixed interest rates	$194,334	$250,874	$13,225	$458,433
Loans with floating interest rates	312,713	6,217	0	318,930

Total	$507,047	$257,091	$13,225	$777,363

The Company may renew loans at maturity when requested by a customer whose financial strength appears to support such renewal or when such renewal appears to be in the Company’s best interest. In such instances, the Company generally requires payment of accrued interest and may adjust the rate of interest, require a principal reduction or modify other terms of the loan at the time of renewal.

Non-Performing Assets and Potential Problem Loans

Non-performing assets and accruing past due loans as of September 30, 2004 and December 31, 2003 were as follows:

	September 30, 2004	December 31, 2003
Loans accounted for on nonaccrual	$7,073	$7,251
Loans past due 90 days or more	1,104	241
Other real estate foreclosed	3,139	2,724

Total non-performing assets	$11,316	$10,216

Non-performing assets as a percentage of:
Total loans and foreclosed assets	1.45%	1.56%
Total assets	1.17%	1.18%
Accruing past due loans:
30-89 days past due	$8,197	$6,703
90 or more days past due	1,104	241

Total accruing past due loans	$9,301	$6,944

Non-performing assets include non-accrual loans, loans past due 90 days or more, restructured loans and foreclosed real estate. Non-performing assets at September 30, 2004 increased 10.77% from December 31, 2003. A contract is being negotiated for a 1-4 residential subdivision and golf course development for approximately $1.8 million in other real estate foreclosed that we anticipate closing by December 31, 2004. During third quarter 2004 the Company had a write-down of $222 thousand on this OREO property to more accurately reflect the value of the property based on market indications.

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

	September 30, 2004		December 31, 2003
	Reserve	%*	Reserve	%*
Commercial, Financial and Agricultural	$2,629	7%	$2,470	7%
Real Estate – Construction	1,011	12%	340	9%
Real Estate – Farmland	455	5%	426	5%
Real Estate – Other	3,338	64%	2,981	65%
Loans to Individuals	1,973	10%	1,703	11%
All other Loans	708	2%	596	3%

Total	$10,114	100%	$8,516	100%

*	Loan balance in each category expressed as a percentage of total end of period loans.

Activity in the allowance for loan losses is presented in the following table. There were no charge-offs or recoveries related to foreign loans during any of the periods presented.

The following table presents an analysis of the Company’s loan loss experience for the periods indicated.

($ in thousands)	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003
Allowance for Loan Losses at Beginning of Quarter	$9,677	$7,963

Charge-Off
Commercial, Financial and Agricultural	83	1,108
Real Estate	113	227
Consumer	244	335
All Other	21	42

	461	1,712

Recoveries
Commercial, Financial and Agricultural	9	7
Real Estate	2	14
Consumer	21	14
All Other	2	7

	34	42

Net Charge-Offs	427	1,670

Provision for Loan Losses	864	1,455

Allowance for Loan Losses at End of Quarter	$10,114	$7,748

Ratio of Net Charge-Offs to Average Loans	0.06%	0.26%

The allowance for possible loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The provision for possible loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for possible loan losses decreased $591 thousand from $1.455 million in three months ended September 30, 2003 to $864 thousand in three months ended September 30, 2004. Higher provisions were necessary during third quarter 2003 due to one large commercial line being charged-off that accounted for approximately 48 percent of total third quarter charge-offs.

Net charge-offs in three months ended September 30, 2004 decreased $1.243 million compared to the same period a year ago. The decrease in net charge-offs during the comparable periods is reflective of more stringent credit standards that have improved overall asset quality and the one large commercial line charged-off during third quarter 2003 as indicated above.

Management believes the level of the allowance for possible loan losses was adequate as of September 30, 2004. Should any of the factors considered by management in evaluating the adequacy of the allowance for possible loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for possible loan losses.

The following table presents an analysis of the Company’s loan loss experience for the periods indicated.

($ in thousands)	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Allowance for Loan Losses at Beginning of Quarter	$8,516	$7,364

Charge-Off
Commercial, Financial and Agricultural	388	1,589
Real Estate	184	501
Consumer	461	449
All Other	216	133

	1,249	2,672

Recoveries
Commercial, Financial and Agricultural	36	18
Real Estate	8	36
Consumer	78	47
All Other	16	28

	138	129

Net Charge-Offs	1,111	2,543

Provision for Loan Losses	2,709	2,927

Allowance for Loan Losses at End of Quarter	$10,114	$7,748

Ratio of Net Charge-Offs to Average Loans	0.15%	0.41%

The allowance for possible loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The provision for possible loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for possible loan losses decreased $218 thousand from $2.927 million in nine months ended September 30, 2003 to $2.709 million in nine months ended September 30, 2004. Year-to-date 2004 loan loss provisions are lower than 2003 loan loss provisions due to improved asset quality and the fact that 2003 charge-offs included one large commercial line of approximately $821 thousand that did not reoccur in 2004.

Net charge-offs in nine months ended September 30, 2004 decreased $1.432 million compared to the same period a year ago. The decrease in net charge-offs during the comparable periods is reflective of more stringent credit standards that have improved overall asset quality and the one large commercial line charged-off during third quarter 2003 of approximately $821 that did not reoccur in 2004.

Management believes the level of the allowance for possible loan losses was adequate as of September 30, 2004. Should any of the factors considered by management in evaluating the adequacy of the allowance for possible loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for possible loan losses.

Investment Portfolio

The following table presents carrying values of investment securities held by the Company as of September 30, 2004 and December 31, 2003.

($ in thousands)	September 30, 2004	December 31, 2003
U.S. Treasuries and Government Agencies	$23,276	$17,845
Obligations of States and Political Subdivisions	7,096	9,890
Corporate Obligations	3,144	6,556
Marketable Equity Securities	0	944

Investment Securities	33,516	35,235
Mortgage Backed Securities	71,609	75,173

Total Investment Securities and
Mortgage Backed Securities	$105,125	$110,408

The following table represents maturities and weighted-average yields of investment securities held by the Company as of September 30, 2004. (Mortgage backed securities are based on the average life at the projected speed, while Agencies and State and Political subdivisions reflect anticipated calls being exercised.)

	Within 1 Year		After 1 Year But Within 5 Years		After 5 Years But Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government Agencies	$3,357	3.90%	$18,930	3.61%	$492	3.78%	$497	4.71%
Mortgage Backed Securities	1,435	(7.29)	66,250	2.22	3,924	4.19	—	—
Obligations of States and Political Subdivisions	2,262	2.46	3,424	4.61	996	5.85	414	8.56
Corporate Obligations	—	—	3,144	3.71	—	—	—	—
Marketable Equity Securities	—	—	—	—	—	—	—	—

Total Investment Portfolio	$7,054	2.49%	$91,748	2.65%	$5,412	4.44%	$911	6.46%

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

At September 30, 2004, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of the Company’s shareholders’ equity.

The average yield of the securities portfolio was 3.57% in nine months ended September 30, 2004 compared to 3.29% in the same period a year ago. The increase in the average yield over the comparable periods primarily resulted from the investment of new funds received from deposit growth at higher current yields and the reinvestment of proceeds from the early repayment of mortgage-backed securities in similar investments, also at higher current yields. The early repayment of mortgage-backed securities primarily resulted from borrower refinancing due to lower market interest rates. The overall reduction in the securities portfolio over the comparable periods was primarily due to the Company adopting a lower liquidity policy; thus the funding of more loans and less funding of new securities.

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the nine months period ended September 30, 2004 and September 30, 2003.

	September 30, 2004		September 30, 2003
($ in thousands)	Average Amount	Average Rate	Average Amount	Average Rate
Noninterest-Bearing Demand Deposits	$62,214		$50,890
Interest-Bearing Demand and Savings Deposits	196,427	1.11%	170,817	1.35%
Time Deposits	521,124	2.36%	457,026	2.99%

Total Deposits	$779,765	1.86%	$678,733	2.36%

The following table presents the maturities of the Company’s time deposits as of September 30, 2004.

($ in thousands)	Time Deposits $100,000 or Greater	Time Deposits Less Than $100,000	Total
Months to Maturity
3 or Less	$55,604	$79,097	$134,701
Over 3 through 12	119,372	254,066	373,438
Over 12 Months	23,107	39,696	62,803

	$198,083	$372,859	$570,942

Average deposits increased $101.1 million to $779.8 million at September 30, 2004 from $678.7 million at September 30, 2003. The increase included $11.3 million or 11.2%, related to noninterest-bearing deposits. Accordingly the ratio of average noninterest-bearing deposits to total average deposits was 7.98% for nine months ended September 30, 2004 compared to 7.50% for nine months ended September 30, 2003. The general decline in market rates, had the effect of (i) reducing the average cost of total deposits by 50 basis points in nine months ended September 30, 2004 compared to the same period a year ago; and (ii) mitigating a portion of the impact of declining yields on earning assets on the Company’s net interest income.

Total average interest-bearing deposits increased $89.7 million, or 14.3% in nine months ended September 30, 2004 compared to the same period a year ago. The growth in average deposits at September 30, 2004 compared to September 30, 2003 was primarily in money market deposit accounts and savings and interest-on-checking accounts and other time accounts. Due to the uncertainty of the low interest rate environment, it appears that many customers are less inclined to invest their funds for extended periods and are choosing to maintain such funds in readily accessible money market and interest-on-checking accounts and short term time accounts.

Off-Balance-Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of September 30, 2004. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payments Due by Period
	1 Year or Less	More than 1 Year but Less Than 3 Years	3 Years or More but Less Than 5 Years	5 Years or More	Total
Contractual obligations:
Subordinated debentures	$—	$—	$—	$19,074	$19,074
Other borrowed money	123	384	—	—	507
Federal Home Loan Bank advances	5,500	3,000	18,500	35,000	62,000
Operating leases	136	166	109	221	632
Deposits with stated maturity dates	508,139	43,975	18,789	39	570,942

	513,898	47,525	37,398	54,334	653,155
Other commitments:
Loan commitments	93,122	—	—	—	93,122
Standby letters of credit	1,751	—	—	—	1,751
Performance letters of credit	407	—	—	—	407

	95,280	—	—	—	95,280

Total contractual obligations and Other commitments	$609,178	$47,525	$37,398	$54,334	$748,435

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

Loan Commitments. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for possible loan losses. Loan commitments outstanding at September 30, 2004 are included in the table above.

Standby and Performance Letters of Credit. Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. The Company’s policies generally require that standby and performance letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby and performance letters of credit outstanding at September 30, 2004 are included in the table above.

Capital and Liquidity

At September 30, 2004, shareholders’ equity totaled $60.5 million compared to $56 million at December 31, 2003. In addition to net income of $5.99 million, other significant changes in shareholders’ equity during nine months ended September 30, 2004 included $1.33 million of dividends paid and an increase of $0.105 million resulting from the amortization of the stock grant plan. The accumulated other comprehensive income component of shareholders’ equity totaled a loss of $0.186 million at September 30, 2004 compared to a gain of $22 thousand at December 31, 2003. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale. Under regulatory requirements, the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. Tier 1 capital consists of common stock and qualifying preferred stockholders’ equity less goodwill. Tier 2 capital consists of certain convertible, subordinated and other qualifying debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets. The Company has no Tier 2 capital other than the allowance for loan losses.

Using the capital requirements presently in effect, the Tier 1 ratio as of September 30, 2004 was 9.97 percent and total Tier 1 and 2 risk-based capital was 11.22 percent. Both of these measures compare favorably with the regulatory minimum of 4 percent for Tier 1 and 8 percent for total risk-based capital. The Company’s Tier 1 leverage ratio as of September 30, 2004 was 7.99 percent, which exceeds the required ratio standard of 4 percent.

For nine months ended September 30, 2004, average capital was $58.2 million, representing 6.33 percent of average assets for the year. This compares to 6.62 percent for nine months ended September 30, 2003 and 6.59 percent for calendar year 2003.

The Company paid quarterly dividends of $0.075, $0.0775 and $0.08 for first three quarters of 2004, respectively, compared to $0.06, $0.068 and $0.07 for first three quarters of 2003, respectively. This equates to a dividend payout ratio of 22.14% for nine months ended September 30, 2004 compared to 22.50% for nine months ended September 30, 2003.

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

Quantitative and Qualitative Disclosures About Market Risk

AVERAGE BALANCE SHEETS

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003
($ in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Income Taxable (1)	719,340	34,862	6.46%	621,842	32,108	6.88%

Investment Securities
Taxable	103,578	2,686	3.46%	82,577	1,907	3.08%
Tax-Exempt (2)	8,303	312	5.01%	7,929	327	5.50%

Total Investment Securities	111,881	2,998	3.57%	90,506	2,234	3.29%

Interest-Bearing Deposits in Other Banks	8,045	59	0.98%	14,736	120	1.09%

Funds Sold	28,473	227	1.06%	32,476	274	1.12%

Interest-Bearing Other Assets	3,142	79	3.35%	2,965	98	4.41%

Total Interest-Earning Assets	870,881	38,225	5.85%	762,525	34,834	6.09%

Non-interest-Earning Assets
Cash	18,503			16,435
Allowance for Loan Losses	(9,384)			(7,852)
Other Assets	40,891			34,027

Total Noninterest-Earning Assets	50,010			42,610

Total Assets	920,891			805,135

Liabilities and Stockholders’ Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	196,427	1,632	1.11%	170,817	1,730	1.35%
Other Time	521,124	9,241	2.36%	457,026	10,265	2.99%

Total Interest-Bearing Deposits	717,551	10,873	2.02%	627,843	11,995	2.55%

Other Interest-Bearing Liabilities
Debt	61,988	1,775	3.82%	54,338	1,677	4.11%
Trust Preferred Securities	16,230	600	4.93%	14,434	515	4.76%
Funds Purchased and Securities
Sold Under Agreement to Repurchase	372	4	1.43%	77	1	1.73%

Total Other Interest-Bearing Liabilities	78,590	2,379	4.04%	68,849	2,193	4.25%

Total Interest-Bearing Liabilities	796,141	13,252	2.22%	696,692	14,188	2.72%

Noninterest-Bearing Liabilities and Stockholders’ Equity
Demand Deposits	62,214			50,890
Other Liabilities	4,285			4,237
Stockholder’s Equity	58,251			53,316

Total Noninterest-Bearing Liabilities and Stockholders’ Equity	124,750			108,443
Total Liabilities and Stockholders’ Equity	920,891			805,135

Interest Rate Spread			3.63%			3.37%

Net Interest Income		24,973			20,646

Net Interest Margin			3.82%			3.61%

(1)	The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable equivalent adjustments totaling $99 and $88 for nine month period ended September 30, 2004 and 2003 respectively, are included in tax-exempt interest on loans.

(2)	Taxable-equivalent adjustments totaling $106 and $111 for nine month period ended September 30, 2004 and 2003, respectively, are included in tax-exempt interest on investment securities. The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

Colony Bankcorp, Inc. and Subsidiary

Interest Rate Sensitivity

The following table is an analysis of the Company’s interest rate-sensitivity position at September 30, 2004. The interest-bearing rate-sensitivity gap, which is the difference between interest-earning assets and interest-bearing liabilities by repricing period, is based upon maturity or first repricing opportunity, along with a cumulative interest rate-sensitivity gap. It is important to note that the table indicates a position at a specific point in time and may not be reflective of positions at other times during the year or in subsequent periods. Major changes in the gap position can be, and are, made promptly as market outlooks change.

	Assets and Liabilities Repricing Within
($ in Thousands)	3 Months or Less	4 to 12 Months	1 Year	1 to 5 Years	Over 5 Years	Total
EARNING ASSETS:
Interest-bearing deposits	3,189	0	3,189	0	0	3,189
Federal Funds Sold	28,128	0	28,128	0	0	28,128
Investment Securities	18,964	2,142	21,106	70,388	13,631	105,125
Loans, net of unearned income	335,425	171,622	507,047	257,056	13,225	777,328
Loans held for sale	1,559	0	1,559	0	0	1,559
Other interest-bearing assets	3,402	0	3,402	0	0	3,402

Total Interest-earning assets	390,667	173,764	564,431	327,444	26,856	918,731

INTEREST-BEARING LIABILITIES:
Interest-bearing Demand deposits (1)	152,104	0	152,104	0	0	152,104
Savings (1)	39,421	0	39,421	0	0	39,421
Time Deposits	134,701	373,438	508,139	62,764	39	570,942
Other Borrowings (2)	6,007	0	6,007	21,500	35,000	62,507
Subordinated Debentures	19,074	0	19,074	0	0	19,074

Total Interest-bearing liabilities	351,307	373,438	724,745	84,264	35,039	844,048

Interest rate-sensitivity gap	39,360	(199,674)	(160,314)	243,180	(8,183)	74,683

Cumulative interest-sensitivity gap	39,360	(160,314)	(160,314)	82,866	74,683

Interest rate-sensivitiy gap as a percentage of interest-earning assets	4.28%	(21.73%)	(17.45%)	26.47%	(0.89%)

Cumulative interest rate-sensitivity as a percentage of interest-earning assets	4.28%	(17.45%)	(17.45%)	9.02%	8.13%

(1)	Interest-bearing Demand and Savings Accounts for repricing purposes are considered to reprice within 3 months or less.

(2)	Short-term borrowings for repricing purposes are considered to reprice within 3 months or less.

The foregoing table indicates that we had a one year negative gap of ($160) million, or (17.45%) of total assets at September 30, 2004. In theory, this would indicate that at September 30, 2004, $160 million more in liabilities than assets would reprice if there were a change in interest rates over the next 365 days. Thus, if interest rates were to decline, the gap would indicate a resulting increase in net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and our supporting liability can vary significantly while the timing of repricing of both the assets and our supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposits.

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

Return on Assets and Stockholder’s Equity

The following table presents selected financial ratios for each of the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Return on Assets	0.86%	0.83%	0.87%	0.83%
Return on Equity	13.82%	12.64%	13.71%	12.58%
Dividend Payout Ratio	22.22%	23.33%	22.14%	22.50%
Equity to Assets	6.23%	6.58%	6.32%	6.63%

Future Outlook

Colony is an emerging company in an industry filled with nonregulated competitors and a rapid pace of consolidation. The year brings with it new opportunities for growth in our existing markets, as well as opportunities to expand into new markets through acquisitions and denovo branching. Colony completed the acquisition of Quitman Federal during 2002 and with the Quitman acquisition opened a branch in the Valdosta/Lowndes County market during the first quarter of 2003. The company has purchased real estate for a second location in Lowndes County that should open in first quarter 2005. The company purchased real estate in the Dougherty/Lee Counties market during 2002 and has constructed its third office that opened in early 2004. Additionally, real estate was purchased in the Thomas County market for a future office, probably in 2005. Other areas of interest in South and Central Georgia include Glynn, Ware, and Chatham Counties, with annual retail sales greater than $650 million and a population greater than 35,000. The company opened a loan production office in Savannah during first quarter 2004 and has purchased real estate for a branch office to open in 2005. In addition, the company opened its second office in Tift County during third quarter 2004. In addition, the Company signed a definitive agreement to purchase Flag-Thomaston office that closed on March 19, 2004. The office, with current deposits of approximately $36 million, will allow Colony to compete in Upson County and Muscogee County Georgia. The company opened a loan production office in Columbus, Georgia during third quarter 2004. The company has purchased real estate for a second office in Warner Robins that should open during the last half of 2005.

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

On April 2, 1998, the Company was listed on Nasdaq National Market. The Company’s common stock trades on the Nasdaq Stock Market under the symbol “CBAN”. The Company presently has approximately 1,628 shareholders as of September 30, 2004. “The Nasdaq Stock Market” or “Nasdaq” is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting and order execution systems. This market also provides specialized automation services for screen-based negotiations of transactions, on-line comparison of transactions, and a range of informational services tailored to the needs of the securities industry, investors and issuers. The Nasdaq Stock Market is operated by The Nasdaq Stock Market, Inc., a wholly-owned subsidiary of the National Association of Securities Dealers, Inc.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See pages 39-41 of this report for disclosure.

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

Not applicable

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits –	3.1 Articles of Incorporation

• filed as Exhibit 3(a) to the Registrant’s Registration Statement on Form 10 (File No. 0-18486), filed with the Commission on April 25, 1990 and incorporated herein by reference

3.2 Bylaws, as Amended

• filed as Exhibit 3(b) to the Registrant’s Registration Statement on Form 10 (File No. 0-18486), filed with the Commission on April 25, 2990 and incorporated herein by reference

4.1 Instruments Defining the Rights of Security Holders

•     incorporated herein by reference to page 1 of the Company’s Definitive Proxy Statement for Annual Meeting of Stockholders to be held on April 27, 2004, filed with the Securities and Exchange Commission on March 3, 2004 (File No. 000-12436)

10.1 Deferred Compensation Plan and Sample Director Agreement

• filed as Exhibit 10(a) to the Registrant’s Registration Statement on Form 10 (File No. 0-18486), filed with the Commission on April 25, 1990 and incorporated herein by reference

10.2 Profit-Sharing Plan Dated January 1, 1979

• filed as Exhibit 10(b) to the Registrant’s Registration Statement on Form 10 (File No. 0-18486), filed with the Commission on April 25, 1990 and incorporated herein by reference

10.3 1999 Restricted Stock Grant Plan and Restricted Stock Grant Agreement

• filed as Exhibit 10(c) the Registrant’s Annual Report on Form 10-K (File No. 000-12436), filed with the Commission on March 30, 2001 and incorporated herein by reference

10.4 2004 Restricted Stock Grant Plan and Restricted Stock Grant Agreement

•     filed as Exhibit C to the Registrant’s Definitive Proxy Statement for Annual Meeting of Stockholders to be held on April 27, 2004, filed with the Securities and Exchange Commission on March 3, 2004 (File No. 000-12436) and incorporated herein by reference

10.5 Lease Agreement – Mobile Home Tracts, LLC c/o Stafford Properties, Inc. and Colony Bank Worth

11.1 Statement of Computation of Earnings Per Share

31.1 Certificate of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2 Certificate of Chief Financial Officer Pursuant to Section 302 of Sarbanes – Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B.	The Company filed Form 8-K on July 9, 2004 reporting that a press release had been issued on July 9, 2004 in which financial results for the quarter ended June 30, 2004 was reported.

The Company filed Form 8-K on August 19, 2004 reporting that a press release had been issued on August 19, 2004 announcing the opening of a new banking facility in Tifton/Tift County, Ga.

The Company filed Form 8-K on September 20, 2004 reporting that a press release had been issued on September 20, 2004 announcing the opening of a loan production office in Columbus/Muscogee County, Ga.

The Company filed Form 8-K on September 22, 2004 reporting that a press release had been issued on September 22, 2004 announcing declaration of its third quarter dividends.

The Company filed Form 8-K on October 8, 2004 reporting that a press release had been issued on October 8, 2004 announcing the financial results for the quarter ended September 30, 2004.

The Company filed Form 8-K on October 22, 2004 reporting that Charles E. Myler and DeNean Stafford, III had been elected to the Board of Directors on October 19, 2004.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 2, 2004	/s/ James D. Minix
James D. Minix, President and
Chief Executive Officer

Date: November 2, 2004	/s/ Terry L. Hester
Terry L. Hester, Executive Vice President and
Chief Financial Officer