Form 10-K
period 2004-12-31
COLONY BANKCORP INC
filed 2005-03-15
CIK 711669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Fee Required)

For the Fiscal Year Ended December 31, 2004

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

COMMON STOCK, $1.00 PAR VALUE

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 126-2).    Yes  ☒    No  ☐

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of June 30, 2004: $97,150,504, based on stock price of $22.16.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,748,068 shares of $1.00 par value common stock as of March 7, 2005.

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

On March 26, 2002 and December 19, 2002, Colony formed Colony Bankcorp, Inc. Statutory Trust I and Colony Bankcorp, Inc. Statutory Trust II, respectively. Both were formed to establish special purpose entities to issue trust preferred securities.

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

On March 19, 2004, Colony Bank Ashburn purchased Flag Bank-Thomaston office in a business combination accounted for as a purchase. Since the date of acquisition, the Thomaston office has operated as a branch office of Colony Bank Ashburn.

On June 17, 2004, Colony formed Colony Bankcorp, Inc. Statutory Trust III for the purpose of establishing a special purpose entity to issue trust preferred securities.

The Company conducts all of its operations through its bank subsidiaries. A brief description of each Bank’s history and business operations is discussed below.

COLONY BANK OF FITZGERALD

History and Business of the Bank

Colony Bank of Fitzgerald is a state banking institution chartered under the laws of Georgia on November 10, 1975. Since opening on April 15, 1976, the Bank has continued a general banking business and presently serves its customers from three locations, the main office in Fitzgerald, Georgia at 302 South Main Street, a full-service branch located on Highway 129 South and a full-service branch at 1290 Houston Lake Road, in Warner Robins, Georgia.

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

Part I (Continued)

Item 1 (Continued)

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

A history of the Bank’s financial position for fiscal years ended 2004, 2003 and 2002 is as follows:

	2004	2003	2002
Total Assets	$167,196,708	$149,966,267	$141,070,576
Total Deposits	139,034,653	121,822,513	117,777,616
Total Stockholders’ Equity	13,282,778	12,260,116	11,982,136
Net Income	1,757,213	1,163,883	1,465,463

Number of Issued and Outstanding Shares	90,000	90,000	90,000
Book Value Per Share	$147.59	$136.22	$133.13
Net Income Per Share	19.52	12.93	16.28

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

The Bank is building its second office in Warner Robins, Georgia. The new office will be approximately 5,000 square feet and is scheduled for completion in the third quarter of 2005.

Part I (Continued)

Item 1 (Continued)

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

Correspondents

As of December 31, 2004, the Bank had correspondent relationships with two other banks. The Bank’s principal correspondent is The Bankers Bank located in Atlanta, Georgia. These correspondent banks provide certain services to the Bank such as investing its excess funds, processing checks and other items, buying and selling federal funds, handling money fund transfers and exchanges, shipping coins and currency, providing security and safekeeping of funds and other valuable items, handling loan participations and furnishing management investment advice on the Bank’s securities portfolio.

COLONY BANK ASHBURN

History and Business of the Bank

Colony Bank Ashburn was chartered as a state commercial bank in 1900 and currently operates under the Financial Institutions Code of Georgia. The Bank’s deposits are insured up to $100,000 per account by the Federal Deposit Insurance Corporation. The Bank conducts business at the offices located at 515 East Washington and 416 East Washington in Ashburn, Turner County, Georgia, 137 Robert B. Lee Drive, in Leesburg, Georgia, 2609 Ledo Road in Lee County, Georgia, 1031 24th Ave., E., in Cordele, Georgia, 206 North Church Street, in Thomaston, Georgia, 716 Prulema Road, in Albany, Georgia and 6298 Veterans Parkway, in Columbus, Georgia . The offices in Leesburg and Cordele operate under the name Colony Bank. The Bank’s business largely consists of (1) the acceptance of demand, savings and time deposits; (2) the making of loans to consumers, businesses and other institutions; (3) investment of excess funds and sale of federal funds, U.S. Treasury obligations and state, county and municipal bonds; and (4) internet online banking. The Bank’s mortgage lending services are through Georgia First Mortgage and it does not offer trust services. It acts as an agent for Visa Card and MasterCard through The Bankers Bank.

Part I (Continued)

Item 1 (Continued)

A history of the Bank’s financial position for fiscal years ended 2004, 2003 and 2002 is as follows:

	2004	2003	2002
Total Assets	$321,026,478	$275,076,367	$253,904,346
Total Deposits	284,113,411	239,469,173	221,166,667
Total Stockholders’ Equity	26,146,996	22,836,721	19,965,156
Net Income	2,711,136	2,586,776	2,274,771

Number of Issued and Outstanding Shares	50,000	50,000	50,000
Book Value Per Share	$522.94	$456.73	$399.30
Net Income Per Share	54.22	51.73	45.50

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

The Bank has a Lee County office which opened in October 1998. This full-service facility, located within the city limits of Leesburg, consists of a two-story brick building of approximately 5,000 square feet and includes three drive-in lanes. In 2001, a second Lee County facility located at 2609 Ledo Road opened. The facility is a 5,500 square foot facility with four drive-in windows and five inside teller windows. The Bank has a third Lee/Dougherty County office which opened in March 2004. This full service facility located within the city limits of Albany consists of approximately 5,000 square feet, with four drive-in-lanes and one automated teller machine. As a result of the purchase of Georgia First Mortgage Company, the Bank has a mortgage lending office at 616 North Westover Blvd., Albany, Dougherty County, Georgia.

The Bank opened a branch office in Cordele, Crisp County, Georgia on October 4, 1999. The full-service branch facility consists of approximately 5,500 square feet, with four drive-in lanes and one automated teller machine.

In March 2004, the Bank acquired Flag Bank-Thomaston office in Thomaston, Upson County, Georgia. The full service branch facility consists of approximately 18,000 square feet, with four drive-in-lanes and one automated teller machine.

In September 2004, the Bank opened a loan production office in Columbus, Muscogee County, Georgia. This leased office consists of approximately 2,000 square feet.

All occupied premises, with the exception of Georgia First Mortgage located in Albany and the Columbus location, are owned by the Bank.

Part I (Continued)

Item 1 (Continued)

Competition

The banking business is highly competitive. The Bank competes in Turner County primarily with Community National Bank which operates out of one facility in Ashburn, Georgia. The Bank competes with five commercial banks in Crisp County, four in Lee County, three in Upson County and nine in Muscogee County. The Bank also competes with other financial institutions, including credit unions and finance companies and, to a lesser extent, with insurance companies and certain governmental agencies. The banking industry is also experiencing increased competition for deposits from less traditional sources such as money market and mutual funds.

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

A history of the Bank’s financial position for fiscal years ended 2004, 2003 and 2002 is as follows:

	2004	2003	2002
Total Assets	$51,540,509	$51,001,257	$45,591,373
Total Deposits	45,221,209	45,010,478	40,518,755
Total Stockholders’ Equity	4,191,620	3,873,403	3,431,841
Net Income	649,423	704,416	504,274

Number of Issued and Outstanding Shares	250	250	250
Book Value Per Share	$16,766.48	$15,493.61	$13,727.36
Net Income Per Share	2,597.69	2,817.66	2,017.10

Part I (Continued)

Item 1 (Continued)

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

Part I (Continued)

Item 1 (Continued)

A history of the Bank’s financial position for fiscal years ended 2004, 2003 and 2002 is as follows:

	2004	2003	2002
Total Assets	$71,491,904	$70,340,326	$63,265,468
Total Deposits	63,096,465	62,166,376	54,352,965
Total Stockholders’ Equity	5,201,826	4,744,903	4,418,188
Net Income	724,286	487,661	214,264

Number of Issued and Outstanding Shares	1,750	1,750	1,750
Book Value Per Share	$2,972.47	$2,711.37	$2,524.68
Net Income Per Share	413.88	278.66	122.44

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

Part I (Continued)

Item 1 (Continued)

COLONY BANK WORTH

Colony Bank Worth operated as a savings and loan stock association until it was acquired by the Company on July 31, 1991, at which time the association changed its name to Bank of Worth (subsequently named Colony Bank Worth) and became a state-chartered commercial bank. The Bank conducts business at its offices located at 402 West Franklin Street, Sylvester, Worth County, Georgia, 605 West Second Street and 1909 Highway 82 West, Tifton, Tift County, Georgia and 621 East By-Pass, NE, Moultrie, Colquitt County, Georgia. The Bank’s business consists of: (1) the acceptance of demand, savings and time deposits; (2) the making of loans to consumers, businesses and other institutions; (3) investment of excess funds and sale of federal funds, U.S. Treasury obligations and state, county and municipal bonds; and (4) certain other miscellaneous financial services usually handled for customers by commercial banks. The Bank’s deposits are insured up to $100,000 per account by the Federal Deposit Insurance Corporation. The Bank’s loan portfolio is heavily concentrated in mortgage loans due to the fact that it was previously a savings and loan. The Bank does not offer trust services. It acts as an agent for Visa Card and MasterCard through The Bankers Bank.

A history of the Bank’s financial position for fiscal years ended 2004, 2003 and 2002 is as follows:

	2004	2003	2002
Total Assets	$158,577,134	$139,616,814	$114,374,681
Total Deposits	138,634,437	122,489,415	99,396,934
Total Stockholders’ Equity	10,803,709	9,517,928	8,503,091
Net Income	1,485,487	1,290,945	800,780

Number of Issued and Outstanding Shares	95,790	95,790	95,790
Book Value Per Share	$112.79	$99.36	$88.77
Net Income Per Share	15.51	13.48	8.36

Banking Facilities

The Bank’s main office is housed in a building located in Sylvester, Georgia. The building, which is owned by the Bank, consists of approximately 13,000 square feet, a drive-in window and an adjacent parking lot. On June 15, 1998, the Bank opened a branch office at 605 West Second Street, Tifton, Georgia. The office is a single story building of approximately 2,300 square feet with one attached drive-in window. A second branch office opened in 2000 in Moultrie, Colquitt County, Georgia. This branch building of approximately 5,000 square feet includes three walk-up teller units and four drive-in windows. During 2002, the Bank purchased real estate in the Thomas County market for a future office. In August 2004, the Bank opened a second office in Tifton, Tift County, Georgia. The office is located at 1909 Highway 82 West and consists of approximately 2,800 square feet. The office has four drive-in windows and an ATM machine. All occupied offices, with the exception of the two Tifton locations, are owned by the Bank.

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

Correspondents

As of December 31, 2004, the Bank had correspondent relationships with five other banks. The Bank’s principal correspondent is The Bankers Bank located in Atlanta, Georgia. These correspondent banks provide certain services to the Bank such as investing its excess funds, processing checks and other items, buying and selling federal funds, handling money fund transfers and exchanges, shipping coins and currency, providing security and safekeeping of funds and other valuable items, handling loan participations and furnishing management investment advice on the Bank’s securities portfolio.

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

In March 2004, the Bank opened a loan production office in Savannah, Chatham County, Georgia. The Bank is renovating an approximately 7,000 square foot facility for a full service branch. The branch is expected to open in July 2005.

Part I (Continued)

Item 1 (Continued)

A history of the Bank’s financial position for fiscal years ended 2004, 2003 and 2002 is as follows:

	2004	2003	2002
Total Assets	$119,709,062	$92,766,534	$85,012,492
Total Deposits	100,736,060	76,080,893	71,801,726
Total Stockholders’ Equity	9,553,380	7,323,210	6,827,676
Net Income	909,964	819,657	710,803

Number of Issued and Outstanding Shares	50,730	50,730	50,730
Book Value Per Share	$188.32	$144.36	$134.59
Net Income Per Share	17.94	16.16	14.01

Banking Facilities

The Bank operates one banking office located at 401 North Alabama Street, Broxton, Georgia which consists of approximately 5,000 square feet of space. The building is equipped with four alarm-equipped vaults, one for safe-deposit boxes and cash storage, one for night depository service and two for record storage. The building has two drive-in systems, one commercial drawer and one pneumatic tube system. Colony Bank Southeast opened a branch office in Douglas, Georgia on July 6, 1998. The two-story brick building located at 625 West Ward Street consists of approximately 8,300 square feet and provides four drive-in lanes for customer convenience. A second Douglas office was opened on September 8, 1999 and consists of approximately 1,200 square feet with three drive-in lanes and one automated teller machine. A loan production office was opened in Savannah, Chatham County, Georgia in March 2004. The office consists of approximately 2,200 square feet. All occupied premises are owned by the Bank, with the exception of the branch located at 1351 A SE Bowens Mill Road, Douglas, Georgia and the loan production office located in Savannah, Georgia.

Competition

The banking business in Coffee County is highly competitive. Colony Bank Southeast competes with nine other banks and one credit union in Douglas, Georgia. As a result of the opening of a loan production office in Savannah, the Bank now competes with eighteen other banks in Chatham County. The banking industry is also experiencing increased competition for deposits from less traditional sources such as money market and mutual funds.

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

A history of the Bank’s financial position for calendar years ended 2004, 2003 and 2002 is as follows:

	From the Acquisition Date of March 29, 2002
	2004	2003	2002
Total Assets	$109,087,356	$91,161,264	$75,647,528
Total Deposits	83,914,582	69,781,854	60,731,151
Total Stockholder’s Equity	9,503,693	8,780,086	8,303,205
Net Income	1,278,613	1,062,749	672,157

Numbers of Issued and Outstanding Shares	100,000	100,000	100,000
Book Value Per Share	$95.04	$87.80	$83.03
Net Income Per Share	12.79	10.63	6.72

Banking Facilities

The Bank’s main office is located at 602 East Screven Street in Quitman and consists of a building of approximately 6,720 square feet of office and banking space. The building has additional expansion room upstairs. The attached drive-through facility consists of three drive-through lanes plus an automated teller machine lane. The building has four inside teller windows. In March 2003, the Bank opened its first branch. The new facility, located at 2190-N North Ashley Street in Valdosta, Georgia, is a 2,200 square foot building with two drive-through lanes, three inside teller windows and a walk-up automated teller machine. The Bank owns the Quitman location and leases the Valdosta location. The Bank is building a second office in Valdosta, Lowndes County, Georgia that will consist of approximately 5,000 square feet. Completion of the project is scheduled for April 2005.

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

EMPLOYEES

As of December 31, 2004, Colony Bankcorp, Inc. and its subsidiaries employed 281 full-time employees and 29 part-time employees. Colony considers its relationship with its employees to be excellent.

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

Source of Financial Strength

Federal Reserve policy requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect bank subsidiaries in situations where additional investments in a troubled bank may not otherwise be warranted, In addition, if a bank holding company has more than one bank or thrift subsidiary, each of the bank holding company’s subsidiary depository institutions is responsible for any losses to the FDIC as a result of an affiliated depository institution’s failure. As a result, a bank holding company may be required to loan money to its subsidiaries in the form of capital notes or other instruments that qualify as capital of the subsidiary bank under regulatory rules. However, any loans from the bank holding company to those subsidiary banks will likely be unsecured and subordinated to that bank’s depositors and perhaps to other creditors of that bank.

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

In measuring the adequacy of capital, assets are generally weighted for risk. Certain assets, such as cash and U.S. government securities, have a zero risk weighting. Others, such as commercial and consumer loans, have a 100 percent risk weighting. Risk weightings are also assigned for off-balance sheet items such as loan commitments. The various are multiplied by the appropriate risk-weighting to determine risk- adjusted assets for the capital calculations. For the leverage ratio mentioned above, average assets are not risk- weighted.

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

At December 31, 2004, the Company exceeded the minimum Tier 1, risk-based and leverage ratios and qualified as “well capitalized” under current Federal Reserve Board criteria. The table below sets forth certain capital information for the Company as of December 31, 2004. Consider the following brief summary rather than the preceeding and the table: As of December 31, 2004, Colony had Tier 1 Capital and Total Capital of approximately 10.10 percent and 11.35 percent, respectively, of risk-weighted assets. As of December 31, 2004, Colony had a leverage ratio of Tier 1 Capital to total average assets of approximately 7.88 percent.

Part I (Continued)

Item 1 (Continued)

	December 31, 2004
	Amount	Percent
Leverage Ratio
Actual	$77,813	7.88%
Well-Capitalized Requirement	49,360	5.00
Minimum Required (1)	39,488	4.00
Risk Based Capital:
Tier 1 Capital
Actual	77,813	10.10
Well-Capitalized Requirement	46,215	6.00
Minimum Required	30,810	4.00
Total Capital
Actual	87,446	11.35
Well-Capitalized Requirement	77,025	10.00
Minimum Required	61,620	8.00

(1)	Represents the minimum requirement. Institutions that are contemplating acquisitions or anticipating or experiencing significant growth may be required to maintain a substantially higher leverage ratio.

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

Anti-Terrorism Legislation

In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures and controls generally require financial institutions to take reasonable steps to:

•	conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

•	ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

•	ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each owner; and

•	ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

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

Item 3

Legal Proceedings

The Company and its subsidiaries may become parties to various legal proceedings arising from the normal course of business. As of December 31, 2004, there are no material pending legal proceedings to which Colony or its subsidiaries are a party or of which any of its property is the subject.

Item 4

Submission of Matters to a Vote of Stockholders

No matters were submitted to a vote of the Registrant’s stockholders during the fourth quarter of 2004.

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

	High	Low	Close	Dividends Per Share
Year Ended December 31, 2004

Fourth Quarter	$35.00	$24.42	$34.00	$0.0825
Third Quarter	25.44	22.00	24.85	0.0800
Second Quarter	22.89	20.60	22.16	0.0775
First Quarter	22.00	19.75	21.50	0.0750

Year Ended December 31, 2003

Fourth Quarter	21.50	17.50	20.20	0.0725
Third Quarter	22.00	16.00	17.79	0.0700
Second Quarter	16.72	13.70	16.00	0.0680
First Quarter	15.99	12.04	14.19	0.0600

*	Prices adjusted to reflect 5-for-4 stock split effective September 1, 2003.

The Registrant paid cash dividends on its common stock of $1,807,583 or $0.3150 per share and $1,554,688 or $0.2705 per share in 2004 and 2003, respectively. The Company’s board of directors approved a reduction in the par value of common stock on February 16, 1999. Par value was reduced from $10 to $1 per share.

As of December 31, 2004, the Company had approximately 1,628 stockholders of record.

Part II (Continued)

Item 6

Selected Financial Data

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in Thousands, except per share data)
Selected Balance Sheet Data
Total Assets	$997,591	$868,606	$781,535	$621,549	$519,903
Total Loans	778,643	654,177	571,816	456,052	388,003
Total Deposits	850,329	732,318	664,594	528,017	450,012
Investment Securities	112,593	110,408	90,407	77,433	68,905
Federal Home Loan Bank Stock	4,479	3,000	2,837	2,214	1,610
Stockholders’ Equity	61,763	55,976	51,428	41,971	40,210
Selected Income Statement Data
Interest Income	51,930	46,418	45,592	45,524	41,758
Interest Expense	18,383	18,414	21,997	25,740	22,265

Net Interest Income	33,547	28,004	23,595	19,784	19,493
Provision for Loan Losses	3,469	4,060	2,820	1,854	2,280
Other Income	6,424	7,128	6,622	4,964	3,568
Other Expense	24,271	20,864	18,804	15,584	14,081

Income Before Tax	12,231	10,208	8,593	7,310	6,700
Income Tax Expense	4,162	3,392	2,841	2,444	2,187

Net Income Before Minority Interest and Cumulative Effect	8,069	6,816	5,752	4,866	4,513

Minority Interest	—	—	—	—	—

Net Income Before Cumulative Effect	8,069	6,816	5,752	4,866	4,513
Cumulative Effect	—	—	—	—	—

Net Income	$8,069	$6,816	$5,752	$4,866	$4,513

Weighted Average Shares Outstanding (1)	5,705	5,702	5,595	5,479	5,549
Shares Outstanding (1)	5,738	5,728	5,716	5,301	5,550
Intangible Assets	$3,047	$691	$847	$457	$511
Dividends Paid	1,808	1,555	1,258	1,055	844
Average Assets	938,283	816,666	707,631	563,945	476,753
Average Stockholders’ Equity	59,037	53,843	47,910	42,697	37,238
Net Charge-Offs	1,973	2,908	2,067	1,356	1,301
Reserve for Loan Losses	10,012	8,516	7,364	6,159	5,661
OREO	1,127	2,724	1,357	1,554	349
Nonperforming Loans	8,809	7,492	7,871	8,713	5,937
Nonperforming Assets	9,936	10,216	9,228	10,267	6,286
Average Assets	887,331	774,984	669,724	530,787	448,657
Noninterest-Bearing Deposits	68,169	64,044	51,533	45,967	38,649

Part II (Continued)

Item 6 (Continued)

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in Thousands, except per share data)
Per Share Data: (1)
Net Income (Diluted)	$1.41	$1.19	$1.03	$0.89	$0.81
Book Value	10.76	9.77	9.00	7.92	7.25
Tangible Book Value	10.23	9.65	8.85	7.83	7.15
Dividends	0.315	0.271	0.22	0.192	0.152
Profitability Ratios:
Net Income to Average Assets	0.86%	0.83%	0.81%	0.86%	0.95%
Net Income to Average Stockholders’ Equity	13.67	12.66	12.01	11.40	12.12
Net Interest Margin	3.81	3.65	3.57	3.78	4.39
Loan Quality Ratios:
Net Charge-Offs to Total Loans	0.25	0.44	0.36	0.30	0.34
Reserve for Loan Losses to Total Loans and OREO	1.28	1.30	1.29	1.35	1.46
Nonperforming Assets to Total Loans and OREO	1.27	1.56	1.61	2.24	1.62
Reserve for Loan Losses to Nonperforming Loans	113.66	113.67	93.56	70.69	95.35
Reserve for Loan Losses to Total Nonperforming Assets	100.76	83.36	79.80	59.99	90.06
Liquidity Ratios:
Loans to Total Deposits	91.57	89.33	86.04	86.37	86.22
Loans to Average Earning Assets	87.75	84.41	85.38	85.92	86.48
Noninterest-Bearing Deposits to Total Deposits	8.02	8.75	7.75	8.71	8.59
Capital Adequacy Ratios:
Common Stockholders’ Equity to Total Assets	6.19	6.45	6.58	6.75	7.73
Total Stockholders’ Equity to Total Assets	6.19	6.45	6.58	6.75	7.73
Dividend Payout Ratio	22.34	22.73	21.36	21.57	18.77

(1)	All per share data adjusted to reflect 5-for-4 stock split effective September 1, 2003.

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

Part II (Continued)

Item 7 (Continued)

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

The Company

Colony Bankcorp, Inc. (Colony) is a bank holding company headquartered in Fitzgerald, Georgia that provides, through its wholly-owned subsidiaries (collectively referred to as the Company), a broad array of products and services throughout 18 Georgia markets. The Company offers commercial, consumer and mortgage banking services.

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

Regardless of the extent of the Company’s analysis of customer performance, portfolio trends or risk management processes, certain inherent but undetected losses are probable within the loan portfolio. This is due to several factors, including inherent delays in obtaining information regarding a customer’s financial condition or changes in his unique business conditions, the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends. Volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger nonhomogeneous credits and the sensitivity of assumptions utilized to establish allowances for homogeneous groups of loans are among other factors. The Company estimates a range of inherent losses related to the existence of these exposures. The estimates are based upon the Company’s evaluation of risk associated with the commercial and consumer levels and the estimated impact of the current economic environment.

Goodwill and Other Intangibles – The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value as required by SFAS No. 141. Goodwill is subject, at a minimum, to annual tests for impairment. Other intangible assets are amortized over their estimated useful lives using straight-line and accelerated methods, and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The initial goodwill and other intangibles recorded and subsequent impairment analysis require management to make subjective judgments concerning estimates of how the acquired asset will perform in the future. Events and factors that may significantly affect the estimates include, among others, customer attrition, changes in revenue growth trends, specific industry conditions and changes in competition.

Part II (Continued)

Item 7 (Continued)

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of December 31, 2004 and 2003, and results of operations for each of the years in the three-year period ended December 31, 2004. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report. All of the acquisitions during the reported periods were accounted for as purchase transactions and, as such, their related results of operations are included from the date of acquisition.

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

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets. Net income totaled $8.07 million, or $1.41 diluted per common share in 2004 compared to $6.82 million, or $1.19 diluted per common share in 2003 and $5.75 million, or $1.03 diluted per common share in 2002.

Part II (Continued)

Item 7 (Continued)

Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

	2004	2003	2002
Taxable–equivalent net interest income	$33,809	$28,282	$23,895
Taxable-equivalent adjustment	262	278	300

Net interest income	33,547	28,004	23,595
Provision for possible loan losses	3,469	4,060	2,820
Noninterest income	6,424	7,128	6,622
Noninterest expense	24,271	20,864	18,804

Income before income taxes	12,231	10,208	8,593
Income taxes	4,162	3,392	2,841

Net Income	$8,069	$6,816	$5,752

Basic per common share:
Net income	$1.41	$1.20	$1.03
Diluted per common share:
Net income	$1.41	$1.19	$1.03
Return on average assets:
Net income	0.86%	0.83%	0.81%
Return on average equity:
Net income	13.67%	12.66%	12.01%

Income from operations for 2004 increased $1.25 million, or 18.38 percent, compared to 2003. The increase was primarily the result of a $5.54 million increase in net interest income and a decrease of $0.59 million in provision for possible loan losses. The impact of these items was partly offset by a $3.41 million increase in noninterest expense, a decrease of $0.70 million in noninterest income and an increase of $0.77 million in income tax expense. Income from operations for 2003 increased $1.06 million, or 18.50 percent, compared to 2002. The increase was primarily the result of a $4.41 million increase in net interest income and a $0.51 million increase in noninterest income. The impact of these items was partly offset by a $2.06 million increase in noninterest expense, an increase of $1.24 million in the provision for possible loan losses and a $0.55 million increase in income tax expense.

Details of the changes in the various components of net income are further discussed below.

Part II (Continued)

Item 7 (Continued)

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 57.49 percent of total revenue during 2004 and 52.30 percent during 2003.

Net interest margin is the taxable-equivalent net interest income as a percentage of average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Company’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, began 2001 at 9.50 percent and decreased 150 basis points in the first quarter, decreased 125 basis points in the second quarter, decreased 75 basis points in the third quarter and decreased 125 basis points in the fourth quarter to end the year at 4.75 percent. During 2002, the prime rate remained at 4.75 percent until the fourth quarter when the rate decreased 50 basis points to 4.25 percent. During 2003, the prime rate remained at 4.25 percent until the end of the second quarter, when the rate decreased 25 basis points to 4.00 percent. During the last half of 2004, the Federal Reserve moved rates up 125 basis points; thus the prime rate increased to 5.25 percent as of December 31, 2004. The federal funds rate, which is the cost of immediately available overnight funds, decreased in a similar manner. It began 2001 at 6.50 percent and decreased 475 basis points over the course of the year, and it began 2002 at 1.75 percent and decreased 50 basis points in the fourth quarter. During 2003, the federal funds rate remained at 1.25 percent until the end of the second quarter, when the rate decreased 25 basis points to 1.00 percent. During the last half of 2004, the Federal Reserve Board increased the Federal Fund rate by 125 basis points to 2.25 percent. It is anticipated that future interest rate hikes will occur during 2005.

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

	Changes From 2003 to 2004 (a)			Changes From 2002 to 2003 (a)
($ in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest Income
Loans, Net-taxable	$7,131	$(2,410)	$4,721	$7,197	$(4,823)	$2,374

Investment Securities
Taxable	597	256	853	96	(1,422)	(1,326)
Tax-exempt	(22)	(26)	(48)	43	(133)	(90)

Total Investment Securities	575	230	805	139	(1,555)	(1,416)

Interest-Bearing Deposits in Other Banks	(79)	2	(77)	65	(77)	(12)

Funds Sold	(24)	84	60	47	(171)	(124)

Other Interest-Earning Assets	11	(24)	(13)	12	(29)	(17)

Total Interest Income	7,614	(2,118)	5,496	7,460	(6,655)	805

Interest-Expense
Interest-Bearing Demand and Savings Deposits	331	(346)	(15)	590	(1,506)	(916)
Time Deposits	2,010	(2,286)	(276)	2,002	(5,203)	(3,201)

Total Interest Expense On Deposits	2,341	(2,632)	(291)	2,592	(6,709)	(4,117)

Other Interest-Bearing Liabilities
Funds Purchased and Securities Under Agreement to Repurchase	3	1	4	(1)	(1)	(2)
Subordinated Debentures	142	10	152	437	(167)	270
Other Debt	252	(148)	104	468	(201)	267

Total Interest Expense (Benefit)	2,738	(2,769)	(31)	3,496	(7,078)	(3,582)

Net Interest Income	$4,876	$651	$5,527	$3,964	$423	$4,387

(a)	Changes in net interest income for the periods, based on either changes in average balances or changes in average rates for interest-earning assets and interest-bearing liabilities, are shown on this table. During each year, there are numerous and simultaneous balance and rate changes; therefore, it is not possible to precisely allocate the changes between balances and rates. For the purpose of this table, changes that are not exclusively due to balance changes or rate changes have been attributed to rates.

Part II (Continued)

Item 7 (Continued)

Our financial performance is impacted by, among other factors, interest rate risk and credit risk. We do not utilize derivatives to mitigate our credit risk, relying instead on an extensive loan review process and our allowance for loan losses.

Interest rate risk is the change in value due to changes in interest rates. The Company is exposed only to U.S. dollar interest rate changes and accordingly, the Company manages exposure by considering the possible changes in the net interest margin. The Company does not have any trading instruments nor does it classify any portion of its investment portfolio as held for trading. The Company does not engage in any hedging activity or utilize any derivatives. The Company has no exposure to foreign currency exchange rate risk, commodity price risk and other market risks. This risk is addressed by our Asset & Liability Management Committee (ALCO) which includes senior management representatives. The ALCO monitors interest rate risk by analyzing the potential impact to tile net portfolio of equity value and net interest income from potential changes to interest rates and considers the impact of alternative strategies or changes in balance sheet structure.

Interest rates play a major part in the net interest income of financial institutions. The repricing of interest-earnings assets and interest-bearing liabilities can influence the changes in net interest income. The timing of repriced assets and liabilities is Gap management and our Company has established its policy to maintain a Gap ratio in the one-year time horizon of .80 to 1.20.

Our exposure to interest rate risk is reviewed on at least a semiannual basis by our board of directors and the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine our change in net portfolio value in the event of assumed changes in interest rates. In order to reduce the exposure to interest rate fluctuations, we have implemented strategies to more closely match our balance sheet composition. The Company has engaged SunTrust Bank to run an asset/liability model for interest rate risk analysis beginning in 2005. We are generally focusing our investment activities on securities with terms or average lives in the 2-5 year range.

The Company maintains about 39 percent of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years. The liabilities to fund assets are primarily in short-term certificates of deposit that mature within one year. This balance sheet composition has allowed the Company to be relatively constant with its net interest margin the past several years, though the unprecedented 475 basis point decrease by U.S. Federal Reserve in 2001, 50 basis point decrease in 2002 and 25 basis point decrease in 2003 resulted in significant net interest margin pressure. Net interest margin increased to 3.81 percent for 2004 compared to 3.65 percent for 2003 and 3.57 percent for 2002. We anticipate continued improvement or stability in the net interest margin for 2005 given the Federal Reserve’s present increased interest rates forecast for 2005.

Part II (Continued)

Item 7 (Continued)

Taxable-equivalent net interest income for 2004 increased $5.53 million, or 19.54 percent, compared to 2003, while taxable-equivalent net interest income for 2003 increased by $4.39 million, or 18.36 percent, compared to 2002. The fluctuation between the comparable periods resulted from the positive impact of growth in the average volume of earning assets and a slight positive impact from the declining average interest rates. The average volume of earning assets during 2004 increased almost $113.4 million compared to 2003 while over the same period the net interest margin increased by 16 basis points from 3.65 percent to 3.81 percent. Similarly, the average volume of earning assets during 2003 increased $104.8 million compared to 2002 while over the same period the net interest margin increased 8 basis points from 3.57 percent to 3.65 percent. Growth in average earning assets during 2004 and 2003 was primarily in loans. The increase in the net interest margin in 2004 was primarily the result of increased earning assets and loan/deposit pricing by the Company.

The average volume of loans increased $104.7 million in 2004 compared to 2003 and increased $94.9 million in 2003 compared to 2002. The average yield on loans decreased 33 basis points in 2004 compared to 2003 and 77 basis points in 2003 compared to 2002. Funding for this growth was primarily provided by deposit growth. The average volume of deposits increased $106.9 million in 2004 compared to 2003 and increased $84.8 million in 2003 compared to 2002. Interest-bearing deposits made up 90.0 percent of the growth in average deposits in 2004 and 91.5 percent of the growth in average deposits in 2003. Accordingly, the ratio of average interest-bearing deposits to total average deposits was 92.0 percent in 2004, 92.3 percent in 2003 and 92.5 percent in 2002. This deposit mix, combined with a general decline in interest rates, had the effect of (i) reducing the average cost of total deposits by 34 basis points in 2004 compared to 2003 and 99 basis points in 2003 compared to 2002; and (ii) mitigating a portion of the impact of declining yields on earning assets on the Company’s net interest income.

The Company’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.61 percent in 2004 compared to 3.42 percent in 2003 and 3.26 percent in 2002. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Quantitative and Qualitative Disclosures About Interest Rate Sensitivity included elsewhere in this report.

Provision for Possible Loan Losses

The provision for possible loan losses is determined by management as the amount to be added to the allowance for possible loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for possible loan losses totaled $3.47 million in 2004 compared to $4.06 million in 2003 and $2.82 million in 2002. See the section captioned “Allowance for Possible Loan Losses” elsewhere in this discussion for further analysis of the provision for possible loan losses.

Part II (Continued)

Item 7 (Continued)

Noninterest Income

The components of noninterest income were as follows:

	2004	2003	2002
Service Charges on Deposit Accounts	$4,233	$3,821	$3,251
Other Charges, Commissions and Fees	548	403	401
Gain on Securities Transactions	—	369	995
Other	659	538	447
Mortgage Banking Income	984	1,998	1,528

	$6,424	$7,129	$6,622

Total noninterest income for 2004 decreased $705 thousand, or 9.89 percent, compared to 2003 while total noninterest income for 2003 increased $507 thousand, or 7.66 percent, compared to 2002. Growth in noninterest income over the comparable periods was primarily in deposit service charges while mortgage banking income and gain on the sale of securities were significantly less in 2004 as compared to 2003. Changes in these items and the other components of noninterest income are discussed in more detail below.

Service Charges on Deposit Accounts. Service charges on deposit accounts for 2004 increased $412 thousand, or 10.78 percent, compared to 2003. The increase was primarily due to a $344 thousand increase in overdraft fees, which were mostly related to consumer accounts. The increase in overdraft fees was primarily due to the increased volume in consumer and commercial accounts.

Services charges on deposit accounts for 2003 increased $570 thousand, or 17.53 percent, compared to 2002. The increase was primarily due to a $530 thousand increase in overdraft fees, which was mostly related to consumer accounts. The increase in overdraft fees was primarily due to increased volume in consumer and commercial accounts.

Mortgage Banking Income. Mortgage banking income for 2004 decreased $1.01 million, or 50.75 percent, compared to 2003. The decrease was primarily due to decreased mortgage loan activity during 2004 as most home loan borrowers have already refinanced prior to 2004 due to historical low interest rates. The Company anticipates further reduction in mortgage banking income during 2005.

Mortgage banking income for 2003 increased $470 thousand or 30.76 percent, compared to 2002. The increase was primarily due to increased mortgage loan activity during 2003 that was primarily attributable to the favorable interest rate environment. Much of the increased activity was refinancing which the Company anticipates trending downward in future years as most borrowers have already refinanced to historical low rates.

Part II (Continued)

Item 7 (Continued)

All Other Noninterest Income. The aggregate of all other noninterest income accounts decreased $103 thousand, or 7.86 percent, compared to 2003. The decrease was primarily due to the decreased gain (loss) on sale of securities as 2004 gains realized were $0 compared to gains realized in 2003 of $369 thousand, or a decrease of $369 thousand. This decrease was offset by ATM income in 2004 of $387 thousand compared to $243 thousand in 2003, an increase of $144 thousand and gain on the sale of SBA loans in 2004 of $132 thousand compared to $0 gains in 2003, or an increase of $132 thousand.

The aggregate of all other noninterest accounts decreased $533 thousand, or 28.92 percent, compared to 2002. The decrease was primarily due to the decreased gain on the sale of securities as 2003 gains realized were $369 thousand compared to $995 thousand during 2002, or a decrease of $626 thousand. This decrease was offset by $97 thousand incentive fee received for conversion to another check printing company.

Noninterest Expense

The components of noninterest expense were as follows:

	2004	2003	2002
Salaries and Employee Benefits	$12,594	$11,185	$10,165
Occupancy and Equipment	3,531	3,189	3,027
Loss on Securities Transactions	31	—	—
Other	8,115	6,490	5,612

	$24,271	$20,864	$18,804

Total noninterest expense for 2004 increased $3.41 million, or 16.33 percent compared to 2003 while total noninterest expense for 2003 increased $2.06 million, or 10.96 percent, compared to 2002. Growth in noninterest expense in 2004 and 2003 was primarily in salaries, employee benefits, occupancy and equipment expense and other noninterest expenses. These items and the changes in the various components of noninterest expense are discussed in more detail below.

Salaries and Employee Benefits. Salaries and benefits expense for 2004 increased $1.41 million, or 12.60 percent, compared to 2003. The increase is primarily related to increases in headcount, merit increase, denovo branching and the acquisition of Flag-Thomaston office during 2004. Salaries and benefits expense for 2003 increased $1.02 million, or 10.03 percent, compared to 2002. This increase is primarily related to increases in head count, merit increases, denovo branching and increases in commissions paid in connection with increased revenues associated with Georgia First Mortgage.

Part II (Continued)

Item 7 (Continued)

Occupancy and Equipment. Net occupancy expense for 2004 increased $342 thousand, or 10.72 percent, compared to 2003. The Company experienced increased net occupancy and equipment expense for 2004 resulting from four additional offices opened during 2004 and the acquisition of Flag-Thomaston office during 2004. The impact of new offices opened and acquired during 2004 resulted in higher building maintenance, insurance and utilities cost, higher depreciation on building and equipment and higher lease expense. Net occupancy expense for 2003 increased $162 thousand, or 5.35 percent, compared to 2002. The Company experienced increased net occupancy and equipment expense for 2003 resulting from one additional office opened during 2003 and additional leasing of office space in mid-2002. The impact of a new office and additional office space leased resulted in higher building maintenance, insurance and utilities costs, higher depreciation on building and equipment and higher lease expense.

All Other Noninterest Expense. All other noninterest expense for 2004 increased $1.66 million, or 25.52 percent compared to 2003. The increase is primarily due to additional overhead associated with new offices opened along with increased loss on the sale of other real estate and repossession and foreclosure expense. Noninterest expense with significant increases over 2003 include loss on the sale of other real estate increasing $419 thousand, repossession and foreclosure expense increasing $156 thousand, telephone and data line expense increasing $131 thousand, city and county and state taxes increasing $122 thousand, software and license fee expense increasing $110 thousand, legal and professional services increasing $98 thousand and director fees increasing $71 thousand to account for additional increases for 2004 compared to 2003.

All other noninterest expense for 2003 increased $878 thousand, or 15.65 percent, compared to 2002. The increase is primarily due to additional overhead associated with new offices opened. Noninterest expense with significant increases over 2002 include legal and professional fees expense increasing $160 thousand, director fee expense increasing $48 thousand, other losses for litigation contingency fund expense increasing $100 thousand, city, county and state tax expense increasing $65 thousand, stationery and supply expense increasing $65 thousand, and software and license fee expense increasing $59 thousand to account for additional increases for 2003 compared to 2002.

Sources and Uses of Funds

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the assets in which those funds are invested as a percentage of the Company’s average total assets for the period indicated. Average assets totaled $938 million in 2004 compared to $817 million in 2003 and $708 million in 2002.

Part II (Continued)

Item 7 (Continued)

	2004		2003		2002
Sources of Funds
Deposits
Noninterest-Bearing	$63,457	6.8%	$52,745	6.5%	$45,489	6.4%
Interest-Bearing	732,048	78.0	635,879	77.9	558,294	78.9
Federal Funds Purchased	307	—	71	—	117	—
Long-Term Debt and Other Borrowings	78,976	8.4	69,813	8.5	51,905	7.3
Other Noninterest-Bearing Liabilities	4,458	0.5	4,315	0.5	3,916	0.6
Equity Capital	59,037	6.3	53,843	6.6	47,910	6.8

	$938,283	100.0%	$816,666	100.0%	$707,631	100.0%

Uses of Funds
Loans	$725,221	77.3%	$622,223	76.2%	$528,106	74.6%
Securities	110,877	11.8	92,846	11.4	90,242	12.8
Federal Funds Sold	31,502	3.4	33,742	4.1	30,758	4.3
Interest-Bearing Deposits in Other Banks	6,864	0.7	14,208	1.7	10,186	1.4
Other Interest-Earning Assets	3,242	0.4	4,052	0.5	3,351	0.5
Other Noninterest-Earning Assets	60,577	6.4	49,595	6.1	44,988	6.4

	$938,283	100.0%	$816,666	100.0%	$707,631	100.0%

Deposits continue to be the Company’s primary source of funding. Over the comparable periods, the relative mix of deposits continues to be high in interest-bearing deposits. Interest-bearing deposits totaled 92.02 percent of total average deposits in 2004 compared to 92.34 percent in 2003 and 92.47 percent in 2002.

The Company primarily invests funds in loans and securities. Loans continue to be the largest component of the Company’s mix of invested assets. Loan demand continues to be strong as total loans were $779 million at December 31, 2004, up 19.1 percent, compared to loans of $654 million at December 31, 2003, while total loans at December 31, 2003 were up 14.3 percent compared to loans of $572 million at December 31, 2002. See additional discussion regarding the Company’s loan portfolio in the section captioned “Loans” in the table that follows. The majority of funds provided by deposit growth have been invested in loans.

Part II (Continued)

Item 7 (Continued)

Loans

The following table presents the composition of the Company’s loan portfolio as of December 31 for the past five years.

	2004	2003	2002	2001	2000
Commercial, Financial and Agricultural	$44,284	$44,590	$46,598	$65,004	$77,448
Real Estate
Construction	100,774	56,374	21,341	7,988	5,961
Mortgage, Farmland	38,245	33,097	29,503	28,130	23,411
Mortgage, Other	500,869	428,197	392,387	277,146	207,396
Consumer	73,685	73,020	73,462	64,884	59,862
Other	20,823	18,932	8,581	12,903	13,929

	778,680	654,210	571,872	456,055	388,007

Unearned Discount	(37)	(33)	(56)	(3)	(4)
Allowance for Loan Losses	(10,012)	(8,516)	(7,364)	(6,159)	(5,661)

Loans	$768,631	$645,661	$564,452	$449,893	$382,342

The following table presents total loans as of December 31, 2004 according to maturity distribution and/or repricing opportunity on adjustable rate loans.

Maturity and Repricing Opportunity	($ in thousands)
One Year or Less	$502,992
After One Year through Three Years	192,566
After Three Years through Five Years	70,929
Over Five Years	12,193

$778,680

Overview. Loans totaled $778.7 million at December 31, 2004, up 19.03 percent from December 31, 2003 loans of $654.2 million. The majority of the Company’s loan portfolio is comprised of the real estate loans-other, real estate construction and installment loans to individuals. Real estate-other, which is primarily 1-4 family residential properties and nonfarm nonresidential properties, made up 64.32 percent and 65.45 percent of total loans, real estate construction made up 12.94 percent and 8.62 percent while installment loans to individuals made up 9.46 percent and 11.16 percent of total loans at December 31, 2004 and December 31, 2003, respectively. Real estate loans-other include both commercial and consumer balances.

Part II (Continued)

Item 7 (Continued)

Loan Origination/Risk Management. In accordance with the Company’s decentralized banking model, loan decisions are made at the local bank level. The Company utilizes a senior loan committee to assist lenders with the decision-making and underwriting process of larger loan requests. Due to the diverse economic markets served by the Company, evaluation and underwriting criterion may vary slightly by bank. Overall, loans are extended after a review of the borrower’s repayment ability, collateral adequacy, and overall credit worthiness.

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

The Company extends loans to builders and developers that are secured by nonowner-occupied properties. In such cases, the Company reviews the overall economic conditions and trends for each market to determine the desirability of loans to be extended for residential construction and development. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim mini-perm loan commitment from the Company until permanent financing is obtained. In some cases, loans are extended for residential loan construction for speculative purposes and are based on the perceived present and future demand for housing in a particular market served by the Company. These loans are monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, general economic conditions and trends, the demand for the properties, and the availability of long-term financing.

The Company originates consumer loans at the bank level. Due to the diverse economic markets served the Company, underwriting criterion may vary slightly by bank. The Company is committed to serving the borrowing needs of all markets served and, in some cases, adjusts certain evaluation methods to meet the overall credit demographics of each market. Consumer loans represent relatively small loan amounts that are spread across many individual borrowers to help minimize risk. Additionally, consumer trends and outlook reports are reviewed by management on a regular basis.

The Company maintains an independent loan review department that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to management. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company’s policies and procedures.

Commercial, Financial and Agricultural. Commercial, financial and agricultural loans at December 31, 2004 decreased 0.69 percent from December 31, 2003 to $44.3 million. The Company’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Company’s loan policy guidelines.

Part II (Continued)

Item 7 (Continued)

Industry Concentrations. As of December 31, 2004 and December 31, 2003, there were no concentrations of loans within any single industry in excess of 10 percent of total loans, as segregated by Standard Industrial Classification code (SIC code). The SIC code is a federally designed standard industrial numbering system used by the Company to categorize loans by the borrower’s type of business.

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

Large Credit Relationships. Colony is currently in eighteen counties in south and central Georgia which include metropolitan markets in Doughtery, Lowndes, Houston, Chatham and Muscogee counties. As a result, the Company originates and maintains large credit relationships with several commercial customers in the ordinary course of business. The Company considers large credit relationships to be those with commitments equal to or in excess of $5.0 million prior to any portion being sold. Large relationships also include loan participations purchased if the credit relationship with the agent is equal to or in excess of $5.0 million. In addition to the Company’s normal policies and procedures related to the origination of large credits, the Company’s central credit committee must approve all new and renewed credit facilities which are part of large credit relationships. The following table provides additional information on the Company’s large credit relationships outstanding at December 31, 2004 and December 31, 2003.

	December 31, 2004			December 31, 2003
	Number of Relationships	Period End Balances		Number of Relationships	Period End Balances
		Committed	Outstanding		Committed	Outstanding
Large Credit Relationships
$10 Million and Greater	1	$11,264	$10,461	1	$10,416	$9,673
$5 Million to $9.9 Million	4	24,293	21,722	2	12,299	11,591

Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table presents the maturity distribution of the Company’s loans at December 31, 2004. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate.

Part II (Continued)

Item 7 (Continued)

	Due in One Year or Less	After One, but Within Three Years	After Three, but Within Five Years	After Five Years	Total
Loans with Fixed Interest Rates	$205,517	$187,564	$69,726	$12,193	$475,000
Loans with Floating Interest Rates	297,475	5,002	1,203	—	303,680

	$502,992	$192,566	$70,929	$12,193	$778,680

The Company may renew loans at maturity when requested by a customer whose financial strength appears to support such renewal or when such renewal appears to be in the Company’s best interest. In such instances, the Company generally requires payment of accrued interest and may adjust the rate of interest, require a principal reduction or modify other terms of the loan at the time of renewal.

Nonperforming Assets and Potential Problem Loans

Year-end nonperforming assets and accruing past due loans were as follows:

	2004	2003	2002	2001	2000
Loans Accounted for on Nonaccrual	$7,856	$7,251	$6,899	$8,205	$5,164
Loans Past Due 90 Days or More	953	241	935	332	751
Renegotiated Loans	—	—	37	176	22
Other Real Estate Foreclosed	1,127	2,724	1,357	1,554	349

Total Nonperforming Assets	$9,936	$10,216	$9,228	$10,267	$6,286

Nonperforming Assets as a Percentage of
Total Loans and Foreclosed Assets	1.27%	1.56%	1.61%	2.24%	1.62%
Total Assets	1.00%	1.18%	1.18%	1.65%	1.21%
Accruing Past Due Loans
30–89 Days Past Due	$8,302	$6,703	$9,618	$10,326	$4,761
90 or More Days Past Due	953	241	935	332	751

Total Accruing Past Due Loans	$9,255	$6,944	$10,553	$10,658	$5,512

Nonperforming assets include nonaccrual loans, loans past due 90 days or more, restructured loans and foreclosed real estate. Nonperforming assets at December 31, 2004 decreased 2.74 percent from December 31, 2003. The Company closed on the sale of a 1-4 residential subdivision and golf course development that was put in other real estate in 2003 for approximately $2 million. Due to current market conditions, the Company realized a loss on sale of this property during 2004 of $594 thousand.

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

Allowance for Possible Loan Losses

The allowance for possible loan losses is a reserve established through a provision for possible loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The allowance for possible loan losses includes allowance allocations calculated in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, and allowance allocations determined in accordance with SFAS No. 5, Accounting for Contingencies. The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

The Company’s allowance for possible loan losses consists of specific valuation allowances established for probable losses on specific loans and historical valuation allowances for other loans with similar risk characteristics.

Part II (Continued)

Item 7 (Continued)

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

Loans identified as losses by management, internal loan review, and/or bank examiners are charged off.

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

	2004		2003		2002		2001		2000
	Reserve	%*	Reserve	%*	Reserve	%*	Reserve	%*	Reserve	%*
Commercial, Financial and Agricultural	$3,004	6%	$2,470	7%	$1,841	8%	$1,725	14%	$1,528	20%
Real Estate – Construction	501	13	340	4	295	4	123	2	113	2
Real Estate – Farmland	501	5	426	5	442	5	431	6	453	6
Real Estate – Other	3,304	64	2,981	70	2,871	69	2,156	61	2,038	53
Loans to Individuals	2,002	9	1,703	11	1,326	13	1,170	14	1,076	15
All Other Loans	700	3	596	3	589	1	554	3	453	4

	$10,012	100%	$8,516	100%	$7,364	100%	$6,159	100%	$5,661	100%

*	Loan balance in each category expressed as a percentage of total end of period loans.

Part II (Continued)

Item 7 (Continued)

Activity in the allowance for loan losses is presented in the following table. There were no charge-offs or recoveries related to foreign loans during any of the periods presented.

The following table presents an analysis of the Company’s loan loss experience for the periods indicated.

($ in thousands)	2004	2003	2002	2001	2000
Allowance for Loan
Losses at Beginning of Year	$8,516	$7,364	$6,159	$5,661	$4,682

Charge-Offs
Commercial, Financial and Agricultural	463	1,790	958	1,094	1,004
Real Estate	692	570	451	26	1
Consumer	618	507	570	439	537
All Other	363	203	359	117	—

	2,136	3,070	2,338	1,676	1,542

Recoveries
Commercial, Financial and Agricultural	9	30	59	111	69
Real Estate	36	39	42	17	16
Consumer	90	58	141	182	156
All Other	28	35	29	10	—

	163	162	271	320	241

Net Charge-Offs	1,973	2,908	2,067	1,356	1,301

Provision for Loans Losses	3,469	4,060	2,820	1,854	2,280

Business Combination	—	—	452	—	—

Allowance for Loan
Losses at End of Year	$10,012	$8,516	$7,364	$6,159	$5,661

Ratio of Net Charge-Offs to Average Loans	0.27%	0.46%	0.39%	0.32%	0.36%

Part II (Continued)

Item 7 (Continued)

The allowance for possible loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The provision for possible loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for possible loan losses decreased $0.59 million from $4.06 million in 2003 to $3.47 million in 2004. Lower provisions were made during 2004 due to the overall general improvement in the loan portfolio and the improvement in the ratio of net charge-offs to average loans. Nonperforming assets as a percentage of total loans and foreclosed assets improved to 1.27 percent at December 31, 2004 compared to 1.56 percent a year ago. During 2003, the provision for possible loan losses increased $1.24 million from the $2.82 million recorded in 2002. The provision for possible loan losses was higher in 2003 primarily due to the prevailing weak economic conditions and increased loan volume.

Net charge-offs in 2004 decreased $935 thousand compared to 2003 while net charge-offs in 2003 increased $841 thousand compared to 2002. The general decrease in net charge-offs during 2004 is reflective of the more stringent credit standards and generally improving economy. Commercial and industrial loan charge-offs in 2003 were significantly impacted by the deterioration of one large credit. That one commercial credit accounted for approximately 25 percent of total charge-offs for 2003.

Management believes the level of the allowance for possible loan losses was adequate as of December 31, 2004. Should any of the factors considered by management in evaluating the adequacy of the allowance for possible loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for possible loan losses.

Investment Portfolio

The following table presents carrying values of investment securities held by the Company as of December 31, 2004, 2003 and 2002.

($ in thousands)	2004	2003	2002
U.S. Treasuries and Government Agencies	$29,054	$17,845	$20,857
Obligations of States and Political Subdivisions	6,968	9,890	8,359
Corporate Obligations	3,113	6,556	8,104
Marketable Equity Securities	—	944	970

	39,135	35,235	38,290

Mortgage Backed Securities	73,458	75,173	52,117

Total Investment Securities	$112,593	$110,408	$90,407

Part II (Continued)

Item 7 (Continued)

The following table represents expected maturities and weighted-average yields of investment securities held by the Company as of December 31, 2004. (Mortgage backed securities are based on the average life at the projected speed, while Agencies, State and Political Subdivisions and Corporate Obligations reflect anticipated calls being exercised.)

	Within 1 Year		After 1 Year But Within 5 Years		After 5 Years But Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government Agencies	$3,522	3.97%	$24,552	3.71%	$489	5.24%	$491	5.64%
Mortgage Backed Securities	16,268	(1.63)	53,631	3.39	3,559	4.32	—	—
Obligations of States and Political Subdivisions	3,120	3.19	2,458	4.41	987	5.85	403	8.40
Corporate Obligations	—	—	3,113	3.68	—	—	—	—

	$22,910	(1.11)%	$83,754	3.53%	$5,035	4.70%	$894	6.88%

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

At December 31, 2004, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10 percent of the Company’s stockholders’ equity.

The average yield of the securities portfolio was 3.57 percent in 2004 compared to 3.39 percent in 2003 and 5.06 percent in 2002. The slight increase in the average yield from 2003 to 2004 primarily resulted from investment of new funds at higher rates due to Federal Reserve’s 125 basis point hike during the last half of 2004. The decline in the average yield from 2002 to 2003 primarily resulted from the investment of new funds received from deposit growth at lower current yields and the reinvestment of proceeds from the early repayment of mortgage-backed securities in similar investments, also at lower current yields. The early repayment of mortgage-backed securities primarily resulted from borrower refinancing due to lower market interest rates. The overall growth in the securities portfolio over the comparable periods was primarily funded by deposit growth.

Part II (Continued)

Item 7 (Continued)

Deposits

The following table presents the average balances of deposits by type and weighted-average rates paid thereon during the years presented.

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the years 2004, 2003 and 2002.

	2004		2003		2002
($ in thousands)	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
Noninterest-Bearing Demand Deposits	$63,457		$52,745		$45,489
Interest-Bearing Demand and Savings	197,316	1.11%	171,679	1.29%	144,459	2.17%
Time Deposits	534,732	2.43	464,200	2.85	413,835	3.97

	$795,505	1.91%	$688,624	2.25%	$603,783	3.24%

The following table presents the maturities of the Company’s other time deposits as of December 31, 2004.

($ in thousands)	Other Time Deposits $100,000 or Greater	Other Time Deposits Less Than $100,000	Total
Months to Maturity
3 or Less	$62,477	$81,056	$143,533
Over 3 through 12	118,254	249,522	367,776
Over 12 Months	23,155	41,514	64,669

	$203,886	$372,092	$575,978

Average deposits increased $106.9 million in 2004 compared to 2003 and $84.8 million in 2003 compared to 2002. The increase in 2004 included $10.7 million or 10.0 percent, related to noninterest-bearing deposits while the increase in 2003 included $7.3 million, or 8.6 percent related to noninterest-bearing deposits. Accordingly, the ratio of average noninterest-bearing deposits to total average deposits was 8.00 percent in 2004 from 7.7 percent in 2003 and 7.5 percent in 2002. The general decline in market rates had the effect of (i) reducing the average cost of interest-bearing deposits by 36 basis points in 2004 compared to 2003 and 108 basis points in 2003 compared to 2002, and (ii) mitigating a portion of the impact of declining yields on earning assets on the Company’s net interest income.

Part II (Continued)

Item 7 (Continued)

Total average interest-bearing deposits increased $96.2 million, or 15.12 percent in 2004 compared to 2003 and increased $77.6 million, or 13.9 percent, in 2003 compared to 2002. The growth in average deposits in 2004 compared to 2003 was primarily in money market deposit accounts and savings and interest-on-checking accounts and other time accounts. With the current interest rate environment, it appears that many customers are less inclined to invest their funds for extended periods and are choosing to maintain such funds in readily accessible money market and interest-on-checking accounts and short-term time accounts.

Off-Balance-Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of December 31, 2004. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payments Due by Period
	1 Year or Less	More than 1 Year but Less Than 3 Years	3 Years or More but Less Than 5 Years	5 Years or More	Total
Contractual Obligations
Subordinated Debentures	$—	$—	$—	$19,074	$19,074
Other Borrowed Money	246	204	—	—	450
Federal Home Loan Bank Advances	4,500	5,500	16,000	35,000	61,000
Operating Leases	109	187	132	144	572
Deposits with Stated Maturity Dates	511,309	44,753	19,897	19	575,978

	516,164	50,644	36,029	54,237	657,074

Other Commitments
Loan Commitments	85,094	—	—	—	85,094
Standby Letters of Credit	1,829	—	—	—	1,829
Performance Letters of Credit	329	—	—	—	329

	87,252	—	—	—	87,252

Total Contractual Obligations and Other Commitments	$603,416	$50,644	$36,029	$54,237	$744,326

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

Part II (Continued)

Item 7 (Continued)

Loan Commitments. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for possible loan losses. Loan commitments outstanding at December 31, 2004 are included in the previous table.

Standby and Performance Letters of Credit. Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. The Company’s policies generally require that standby and performance letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby and performance letters of credit outstanding at December 31, 2004 are included in the table above.

Capital and Liquidity

At December 31, 2004, stockholders’ equity totaled $61.8 million compared to $56.0 million at December 31, 2003. In addition to net income of $8.1 million, other significant changes in stockholders’ equity during 2004 included $1.8 million of dividends paid and an increase of $144 thousand resulting from the stock grant plan. The accumulated other comprehensive income component of stockholders’ equity totaled $(597) thousand at December 31, 2004 compared to $22 thousand at December 31, 2003. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale. Under regulatory requirements, the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. Tier 1 capital consists of common stock and qualifying preferred stockholders’ equity less goodwill. Tier 2 capital consists of certain convertible, subordinated and other qualifying debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets. The Company has no Tier 2 capital other than the allowance for loan losses.

Using the capital requirements presently in effect, the Tier 1 ratio as of December 31, 2004 was 10.10 percent and total Tier 1 and 2 risk-based capital was 11.35 percent. Both of these measures compare favorably with the regulatory minimum of 4 percent for Tier 1 and 8 percent for total risk-based capital. The Company’s Tier 1 leverage ratio as of December 31, 2004 was 7.88 percent, which exceeds the required ratio standard of 4 percent.

For 2004, average capital was $59.0 million, representing 6.29 percent of average assets for the year. This compares to 6.59 percent for 2003.

Part II (Continued)

Item 7 (Continued)

The Company paid a quarterly dividend of $0.075, $0.0775, $0.08 and $0.0825 per common share during the first, second, third and fourth quarters of 2004, respectively, and quarterly dividends of $0.06, $0.068, $0.07 and $0.0725 per common share during the first, second, third and fourth quarters of 2003, respectively. This equates to a dividend payout ratio of 22.34 percent in 2004 and 22.73 percent in 2003.

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

Part II (Continued)

Item 7 (Continued)

Regulatory and Economic Policies

The Company’s business and earnings are affected by general and local economic conditions and by the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities, among other things. The Federal Reserve Board regulates the supply of money in order to influence general economic conditions. Among the instruments of monetary policy available to the Federal Reserve Board are (i) conducting open market operations in United States government obligations, (ii) changing the discount rate on financial institution borrowings, (iii) imposing or changing reserve requirements against financial institution deposits and (iv) restricting certain borrowings and imposing or changing reserve requirements against certain borrowing by financial institutions and their affiliates. These methods are used in varying degrees and combinations to affect directly the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. For that reason alone, the policies of the Federal Reserve Board have a material effect on the earnings of the Company.

Governmental policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future; however, the Company cannot accurately predict the nature, timing or extent of any effect such policies may have on its future business and earnings.

Recently Issued Accounting Pronouncements

See Note 1 – Summary of Significant Accounting Policies under the section headed Changes in Accounting Principles and Effects of New Accounting Pronouncements included in the Notes to Consolidated Financial Statements.

Part II (Continued)

Item 7 (Continued)

Quantitative and Qualitative Disclosures About Market Risk

AVERAGE BALANCE SHEETS

	2004			2003			2002
($ in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Income (1)	$734,846	$47,636	6.48%	$630,136	$42,915	6.81%	$535,187	$40,541	7.58%

Investment Securities
Taxable	102,552	3,570	3.48	84,072	2,717	3.23	82,130	4,043	4.92
Tax-Exempt (2)	8,325	383	4.60	8,774	431	4.91	8,112	521	6.42

Total Investment Securities	110,877	3,953	3.57	92,846	3,148	3.39	90,242	4,564	5.06

Interest-Bearing Deposits in Other Banks	6,864	75	1.09	14,208	152	1.07	10,186	164	1.61

Funds Sold	31,502	419	1.33	33,742	359	1.06	30,758	483	1.57

Other Interest-Earning Assets	3,242	109	3.36	2,972	122	4.10	2,728	139	5.10

Total Interest-Earning Assets	887,331	52,192	5.88	773,904	46,696	6.03	669,101	45,891	6.86

Noninterest-Earning Assets
Cash	19,047			16,815			15,266
Allowance for Loan Losses	(9,625)			(7,913)			(7,081)
Other Assets	41,530			33,860			30,345

Total Noninterest-Earning Assets	50,952			42,762			38,530

Total Assets	$938,283			$816,666			$707,631

Liabilities and Stockholders’ Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$197,316	$2,202	1.11%	$171,679	$2,217	1.29%	$144,459	$3,133	2.17%
Other Time	534,732	12,972	2.43	464,200	13,248	2.85	413,835	16,449	3.97

Total Interest-Bearing Deposits	732,048	15,174	2.07	635,879	15,465	2.43	558,294	19,582	3.51

Other Interest-Bearing Liabilities
Debt	61,556	2,366	3.84	55,379	2,262	4.08	44,864	1,995	4.45
Trust Preferred Securities	17,420	838	4.81	14,434	686	4.75	7,041	416	5.91
Funds Purchased and Securities
Sold Under Agreement to Repurchase	307	5	1.63	71	1	1.41	117	3	2.56

Total Other Interest-Bearing Liabilities	79,283	3,209	4.05	69,884	2,949	4.22	52,022	2,414	4.64

Total Interest-Bearing Liabilities	811,331	18,383	2.27	705,763	18,414	2.61	610,316	21,996	3.60

Noninterest-Bearing Liabilities and
Stockholders’ Equity
Demand Deposits	63,457			52,745			45,489
Other Liabilities	4,458			4,315			3,916
Stockholders’ Equity	59,037			53,843			47,910

Total Noninterest-Bearing Liabilities and Stockholders’ Equity	126,952			110,903			97,315

Total Liabilities and Stockholders’ Equity	$938,283			$816,666			$707,631

Interest Rate Spread			3.61%			3.42%			3.26%

Net Interest Income		$33,809			$28,282			$23,895

Net Interest Margin			3.81%			3.65%			3.57%

(1)	The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable equivalent adjustments totaling $132, $121 and $123 for 2004, 2003 and 2002, respectively, are included in interest on loans. The adjustments are based on a federal tax rate of 34 percent.
(2)	Taxable-equivalent adjustments totaling $130, $157 and $177 for 2004, 2003 and 2002, respectively, are included in tax-exempt interest on investment securities. The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

Part II (Continued)

Item 7 (Continued)

Colony Bankcorp, Inc. and Subsidiaries

Interest Rate Sensitivity

The following table is an analysis of the Company’s interest rate-sensitivity position at December 31, 2004. The interest-bearing rate-sensitivity gap, which is the difference between interest-earning assets and interest-bearing liabilities by repricing period, is based upon maturity or first repricing opportunity, along with a cumulative interest rate-sensitivity gap. It is important to note that the table indicates a position at a specific point in time and may not be reflective of positions at other times during the year or in subsequent periods. Major changes in the gap position can be, and are, made promptly as market outlooks change.

	Assets and Liabilities Repricing Within
($ in Thousands)	3 Months or Less	4 to 12 Months	1 Year	1 to 5 Years	Over 5 Years	Total

Earning Assets
Interest-Bearing Deposits	$3,229	$—	$3,229	$—	$—	$3,229
Federal Funds Sold	43,997	—	43,997	—	—	43,997
Investment Securities	19,814	2,750	22,564	76,876	13,153	112,593
Loans, Net of Unearned Income	347,227	155,765	502,992	263,459	12,193	778,644
Loans Held for Sale	1,191	—	1,191	—	—	1,191
Other Interest-Bearing Assets	4,479	—	4,479	—	—	4,479

Total Interest-Earning Assets	419,937	158,515	578,452	340,335	25,346	944,133

Interest-Bearing Liabilities
Interest-Bearing Demand Deposits (1)	167,320	—	167,320	—	—	167,320
Savings (1)	38,862	—	38,862	—	—	38,862
Time Deposits	143,533	367,776	511,309	64,650	19	575,978
Other Borrowings (2)	4,950	—	4,950	21,500	35,000	61,450
Subordinated Debentures	19,074	—	19,074	—	—	19,074

Total Interest-Bearing Liabilities	373,739	367,776	741,515	86,150	35,019	862,684

Interest Rate-Sensitivity Gap	46,198	(209,261)	(163,063)	254,185	(9,673)	$81,449

Cumulative Interest-Sensitivity Gap	$46,198	$(163,063)	$(163,063)	$91,122	$81,449

Interest Rate-Sensitivity Gap as a Percentage of Interest-Earning Assets	4.89%	(22.16)%	(17.27)%	26.92%	(1.02)%

Cumulative Interest Rate-Sensitivity as a Percentage of Interest-Earning Assets	4.89%	(17.27)%	(17.27)%	9.65%	8.63%

(1)	Interest-bearing demand and savings accounts for repricing purposes are considered to reprice within 3 months or less.
(2)	Short-term borrowings for repricing purposes are considered to reprice within 3 months or less.

Part II (Continued)

Item 7 (Continued)

The foregoing table indicates that we had a one-year negative gap of ($163) million, or (17.27) percent of total assets at December 31, 2004. In theory, this would indicate that at December 31, 2004, $163 million more in liabilities than assets would reprice if there were a change in interest rates over the next 365 days. Thus, if interest rates were to decline, the gap would indicate a resulting increase in net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and our supporting liability can vary significantly while the timing of repricing of both the assets and our supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposit.

Gap analysis has certain limitations. Measuring the volume of repricing or maturing assets and liabilities does not always measure the full impact on the portfolio value of equity or net interest income. Gap analysis does not account for rate caps on products, dynamic changes such as increasing prepay speeds as interest rates decrease, basis risk, or the benefit of non-rate funding sources. The majority of our loan portfolio reprices quickly and completely following changes in market rates, while non-term deposit rates in general move slowly and usually incorporate only a fraction of the change in rates. Products categorized as nonrate sensitive, such as our noninterest-bearing demand deposits, in the gap analysis behave like long-term fixed rate funding sources. Both of these factors tend to make our actual behavior more asset sensitive than is indicated in the gap analysis. In fact, we experience higher net interest income when rates rise, opposite what is indicated by the gap analysis. In fact, during the recent period of declines in interest rates, our net interest margin has declined. Therefore, management uses gap analysis, net interest margin analysis and market value of portfolio equity as our primary interest rate risk management tools.

Return on Assets and Stockholder’s Equity

The following table presents selected financial ratios for each of the periods indicated.

	Year Ended December 31
	2004	2003	2002
Return on Assets	0.86%	0.83%	0.81%
Return on Equity	13.67	12.66	12.01
Dividend Payout	22.34	22.73	21.36
Equity to Assets	6.19	6.45	6.58

Part II (Continued)

Item 7 (Continued)

Future Outlook

Colony is an emerging company in an industry filled with nonregulated competitors and a rapid pace of consolidation. The year brings with it new opportunities for growth in our existing markets, as well as opportunities to expand into new markets through acquisitions and denovo branching. Colony completed the acquisition of Quitman Federal during 2002 and with the Quitman acquisition opened a branch in the Valdosta/Lowndes County market during the first quarter of 2003. The Company has purchased real estate for a second location in Lowndes County that should open in the second quarter 2005. The Company purchased real estate in the Dougherty/Lee Counties market during 2002 and has constructed its third office that opened in early 2004. Additionally, real estate was purchased in the Thomas County market for a future office. Other areas of interest in south and central Georgia include Glynn, Ware and Chatham Counties, with annual retail sales greater than $650 million and a population greater than 35,000. The Company opened a loan production office in Savannah during first quarter 2004 and has purchased real estate for a branch office to open in 2005. In addition, the company opened its second office in Tift County during third quarter 2004. In addition, the Company acquired Flag-Thomaston office on March 19, 2004. The office, with current deposits of approximately $40 million, will allow Colony to compete in Upson County and Muscogee County, Georgia. The Company opened a loan production office in Columbus, Georgia during third quarter 2004. The Company has purchased real estate for a second office in Warner Robins that should open during the last half of 2005.

Item 7A

Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is located in Item 7 under the heading Interest Rate Sensitivity.

Item 8

Financial Statements and Supplemental Data

The following consolidated financial statements of the Registrant and its subsidiaries are included on exhibit 99.1 of this Annual Report on Form 10-K:

Consolidated Balance Sheets - December 31, 2004 and 2003

Consolidated Statements of Income - Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Comprehensive Income - Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity - Years Ended December 31, 2004, 2003, and 2002

Consolidated Statements of Cash Flows - Years Ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

Part II (Continued)

Item 8

Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2004 and 2003:

	Three Months Ended
	December 31	September 30	June 30	March 31
	($ in Thousands, Except Per Share Data)
2004
Interest Income	$13,902	$13,294	$12,606	$12,128
Interest Expense	5,131	4,721	4,311	4,220

Net Interest Income	8,771	8,573	8,295	7,908
Provision for Loan Losses	760	864	865	980
Securities Gains (Losses)	—	(31)	—	—
Noninterest Income	1,653	1,622	1,604	1,545
Noninterest Expense	6,507	6,224	5,981	5,528

Income Before Income Taxes	3,157	3,076	3,053	2,945
Provision for Income Taxes	1,077	1,019	1,046	1,020

Net Income	$2,080	$2,057	$2,007	1,925

Net Income Per Common Share (1)
Basic	$.36	$.36	$.35	$.34
Diluted	.36	.36	.35	.34

2003

Interest Income	$11,789	$11,647	$11,581	$11,434
Interest Expense	4,227	4,427	4,795	4,966

Net Interest Income	7,562	7,220	6,786	6,468
Provision for Loan Losses	1,133	1,455	823	649
Securities Gains (Losses)	—	369	—	—
Noninterest Income	1,600	1,721	1,766	1,554
Noninterest Expense	5,393	5,293	5,200	4,892

Income Before Income Taxes	2,636	2,562	2,529	2,481
Provision for Income Taxes	849	843	864	836

Net Income	$1,787	$1,719	$1,665	$1,645

Net Income Per Common Share (1)
Basic	$.31	$.30	$.29	$.29
Diluted	.31	.30	.29	.29

(1)	Adjusted for stock dividends and stock splits, as applicable.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

Management’s Report on Internal Control Over Financial Reporting

Colony’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Colony’s internal control over financial reporting is a process designed under the supervision of the Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Colony’s financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Colony’s management assessed the effectiveness of Colony’s internal control over financial reporting as of December 31, 2004 based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that Colony maintained effective internal control over financial reporting as of December 31, 2004.

Part II (Continued)

Item 9a (Continued)

McNair, McLemore, Middlebrooks & Co., LLC, the independent registered public accounting firm that audited the consolidated financial statements of Colony included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of Colony’s internal control over financial reporting as of December 31, 2004. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of Colony’s internal control over financial reporting as of December 31, 2004, is included in Item 8 of this Report under the heading “Report of Independent Registered Public Accounting Firm.”

/s/ James D. Minix
James D. Minix
Chief Executive Officer

February 28, 2005

/s/ Terry L. Hester
Terry L. Hester
Chief Financial Officer

February 28, 2005

Item 9b

Other Information

There were no items required to be reported on Form 8-K during the fourth quarter of 2004 that were not reported on Form 8-K.

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

Part III (Continued)

Item 12

Security Ownership of Certain Beneficial Owners and Management

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued Upon Stock Grant, Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved By Security Holders
2004 Restricted Stock Grant Plan			114,800
Equity Compensation Plans Not Approved by Security Holders
1999 Restricted Stock Grant Plan			11,812

			126,612

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

Exhibits, Financial Statements and Schedules

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

-incorporated herein by reference to page 1 of the Company’s Definitive Proxy Statement for Annual Meeting of Stockholders to be held on April 26, 2005, filed with the Securities and Exchange Commission on March 2, 2005 (File No. 000-12436).

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

Part IV

Item 15

10.4	2004 Restricted Stock Grant Plan and Restricted Stock Grant Agreement

-filed as Exhibit C to the Registrant’s Definitive Proxy Statement for Annual Meeting of Stockholders held on April 27, 2004, filed with the Securities and Exchange Commission on March 3, 2004 (File No. 000-12436) and incorporated herein by reference.

10.5	Lease Agreement – Mobile Home Tracks, LLC c/o Stafford Properties, Inc. and Colony Bank Worth

-filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10Q (File No. 000-12436), filed with Securities and Exchange Commission on November 5, 2004 and incorporated herein by reference.

11.1	Statement of Computation of Per Share Earnings

14.1	Code of Ethics

21.1	Subsidiaries of the Company

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Consolidated Financial Statements of Colony Bankcorp, Inc. as of December 31, 2004 and 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Colony Bankcorp, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

COLONY BANKCORP, INC.

/s/ James D. Minix
James D. Minix President/Director/Chief Executive Officer

March 15, 2005
Date

/s/ Terry L. Hester
Terry L. Hester Executive Vice-President/Controller/Chief Financial Officer/Director

March 15, 2005
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Terry Coleman	March 15, 2005
Terry Coleman, Director	Date

/s/ L. Morris Downing	March 15, 2005
L. Morris Downing, Director	Date

/s/ Edward J. Harrell	March 15, 2005
Edward J. Harrell, Director	Date

/s/ Charles E. Myler	March 15, 2005
Charles E. Myler, Director	Date

/s/ Walter P. Patten	March 15, 2005
Walter P. Patten, Director	Date

/s/ W. B. Roberts, Jr.	March 15, 2005
W. B. Roberts, Jr., Director	Date

/s/ Al D. Ross	March 15, 2005
Al D. Ross, Director	Date

/s/ R. Sidney Ross	March 15, 2005
R. Sidney Ross, Director	Date

/s/ DeNean Stafford, III	March 15, 2005
DeNean Stafford, III, Director	Date

/s/ B. Gene Waldron	March 15, 2005
B. Gene Waldron, Director	Date