Form 10-Q
period 2005-03-31
COLONY BANKCORP INC
filed 2005-05-10
CIK 711669

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 2005	COMMISSION FILE NUMBER 0-12436

COLONY BANKCORP, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

GEORGIA	58-1492391
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE ACT)    YES  ☒    NO  ☐

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS	OUTSTANDING AT MAY 6, 2005
COMMON STOCK, $1 PAR VALUE	5,748,068

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE FOLLOWING FINANCIAL STATEMENTS ARE PROVIDED FOR COLONY BANKCORP, INC. AND SUBSIDIARIES: COLONY BANK OF FITZGERALD, COLONY BANK ASHBURN, COLONY BANK WILCOX, COLONY BANK OF DODGE COUNTY, COLONY BANK WORTH, COLONY BANK SOUTHEAST, COLONY MANAGEMENT SERVICES, INC., AND COLONY BANK QUITMAN, FSB.

A.	CONSOLIDATED BALANCE SHEETS – MARCH 31, 2005 AND DECEMBER 31, 2004.

B.	CONSOLIDATED STATEMENTS OF INCOME – FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004.

C.	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004.

D.	CONSOLIDATED STATEMENTS OF CASH FLOWS – FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004.

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2005 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

COLONY BANKCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2005 AND DECEMBER 31, 2004

(DOLLARS IN THOUSANDS)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS

Cash and Cash Equivalents
Cash and Due from Banks	$18,280	20,950
Federal Funds Sold	24,547	43,997

	42,827	64,947

Interest-Bearing Deposits	2,451	3,229

Investment Securities
Available for Sale, at Fair Value	113,808	112,512
Held to Maturity, at Cost (Fair Value of $83 and $81, Respectively)	83	81

	113,891	112,593

Federal Home Loan Bank Stock, at Cost	4,742	4,479

Loans Held for Sale	0	1,191

Loans	798,437	778,680
Allowance for Loan Losses	(10,171)	(10,012)
Unearned Interest and Fees	(34)	(37)

	788,232	768,631

Premises and Equipment	22,143	21,824

Other Real Estate	1,493	1,127

Goodwill	2,412	2,412

Intangible Assets	596	635

Other Assets	17,039	16,523

Total Assets	$995,826	$997,591

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Noninterest-Bearing	$64,310	$68,169
Interest-Bearing	781,443	782,160

	845,753	850,329

Borrowed Money
Subordinated Debentures	19,074	19,074
Federal Funds Purchased	1,000	0
Other Borrowed Money	61,393	61,450

	81,467	80,524

Other Liabilities	5,822	4,975

Commitments and Contingencies
Stockholders’ Equity
Common Stock, Par Value $1 a Share, Authorized 20,000,000 Shares, Issued 5,748,068 and 5,738,343 Shares as of March 31, 2005 and December 31, 2004, Respectively	5,748	5,738
Paid-In Capital	24,054	23,713
Retained Earnings	34,805	33,119
Restricted Stock - Unearned Compensation	(509)	(210)
Accumulated Other Comprehensive Income (Loss), Net of Tax	(1,314)	(597)

	62,784	61,763

Total Liabilities and Stockholders’ Equity	$995,826	$997,591

The accompanying notes are an integral part of these statements.

COLONY BANKCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended 3/31/2005	Three Months Ended 3/31/2004
Interest Income
Loans, including fees	$12,974	$10,970
Federal Funds Sold	235	84
Deposits with Other Banks	17	26
Investment Securities
U.S. Government Agencies	868	844
State, County and Municipal	54	86
Corporate Obligations	30	84
Dividends on Other Investments	34	34

	14,212	12,128

Interest Expense
Deposits	4,484	3,432
Federal Funds Purchased	0	0
Borrowed Money	876	788

	5,360	4,220

Net Interest Income	8,852	7,908
Provision for Loan Losses	808	980

Net Interest Income After Provisions for Loan Losses	8,044	6,928

Noninterest Income
Service Charges on Deposits	930	993
Other Service Charges, Commissions & Fees	184	139
Security Gains, net	0	0
Mortgage Banking Income	132	284
Other	381	129

	1,627	1,545

Noninterest Expense
Salaries and Employee Benefits	3,322	3,019
Occupancy and Equipment	900	797
Other Operating Expenses	2,087	1,712

	6,309	5,528

Income Before Income Taxes	3,362	2,945
Income Taxes	1,188	1,020

Net Income	$2,174	$1,925

Net Income Per Share of Common Stock
Basic	$0.38	$0.34

Diluted	$0.38	$0.34

Weighted Average Basic Shares Outstanding	5,715,343	5,695,614

Weighted Average Diluted Shares Outstanding	5,732,221	5,712,080

The accompanying notes are an integral part of these statements.

COLONY BANKCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended
	03/31/05	03/31/04
Net Income	$2,174	$1,925

Other Comprehensive Income, Net of Tax
Gains (Losses) on Securities Arising During Year	(717)	470
Reclassification Adjustment	0	0

Unrealized Gains (Losses) on Securities	(717)	470

Comprehensive Income	$1,457	$2,395

The accompanying notes are an integral part of these statements.

COLONY BANKCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	2005	2004
CASH FLOW FROM OPERATING ACTIVITIES

Net Income	$2,174	$1,925
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on sale of investment securities	0	0
Depreciation	440	408
Provision for loan losses	808	980
Amortization of excess costs	38	30
Other prepaids, deferrals and accruals, net	2,181	1,033

Total Adjustments	3,467	2,451

Net cash provided by operating activities	5,641	4,376

CASH FLOW FROM INVESTING ACTIVITIES

Cash received in business acquisition, net	0	14,357
Purchase of other assets (FHLB stock)	(263)	(30)
Purchases of securities available for sale	(9,169)	(9,606)
Proceeds from sales of securities available for sale	0	0
Proceeds from maturities, calls, and paydowns of investment securities:
Available for Sale	6,606	5,778
Held to Maturity	0	0
Decrease (Increase) in interest-bearing deposits in banks	778	2,169
(Increase) in loans	(20,950)	(27,981)
Purchase of premises and equipment	(759)	(898)
Other real estate and repossessions	144	361
Investment in other	0	0
Cash surrender value of insurance	(58)	(62)

Net cash provided by investing activities	(23,671)	(15,912)

CASH FLOW FROM FINANCING ACTIVITIES

Net increase (decrease) in deposits	(4,560)	18,260
Federal funds purchased	1,000	0
Dividends paid	(473)	(415)
Net (decrease) increase in other borrowed money	(57)	(2,060)
Purchase of Treasury Stock, at cost	0	0

Net cash provided by financing activities	(4,090)	15,785

Net increase (decrease) in cash and cash equivalents	(22,120)	4,249
Cash and cash equivalents at beginning of period	64,947	59,723

Cash and cash equivalents at end of period	$42,827	$63,972

The accompanying notes are an integral part of these statements.

COLONY BANKCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Principles of Consolidation

Colony Bankcorp, Inc. (the Company) is a multi-bank holding company located in Fitzgerald, Georgia. The consolidated financial statements include the accounts of Colony Bankcorp, Inc. and its wholly-owned subsidiaries, Colony Bank of Fitzgerald, Fitzgerald, Georgia; Colony Bank Ashburn, Ashburn, Georgia; Colony Bank Worth, Sylvester, Georgia; Colony Bank of Dodge County, Eastman, Georgia; Colony Bank Wilcox, Rochelle, Georgia; Colony Bank Southeast, Broxton, Georgia; Colony Bank Quitman, FSB, Quitman, Georgia (the Banks); and Colony Management Services, Inc., Fitzgerald, Georgia. All significant intercompany accounts have been eliminated in consolidation. The accounting and reporting policies of Colony Bankcorp, Inc. conform to generally accepted accounting principles and practices utilized in the commercial banking industry.

All dollars in notes to consolidated financial statements are rounded to the nearest thousand.

Nature of Operations

The Banks provide a full range of retail and commercial banking services for consumers and small to medium size businesses located primarily in south Georgia. Lending and investing activities are funded primarily by deposits gathered through its retail branch office network.

Use of Estimates

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans and the valuation of deferred tax assets.

Reclassifications

In certain instances, amounts reported in prior years’ consolidated financial statements have been reclassified to conform to statement presentations selected for 2005. Such reclassifications had no effect on previously reported stockholders’ equity or net income.

Concentrations of Credit Risk

Lending is concentrated in commercial and real estate loans to local borrowers. The Company has a high concentration of real estate loans; however, these loans are well collateralized and, in management’s opinion, do not pose an adverse credit risk. In addition, the balance of the loan portfolio is sufficiently diversified to avoid significant concentration of credit risk. Although the Company has a diversified loan portfolio, a substantial portion of borrowers’ ability to honor their contracts is dependent upon the viability of the real estate economic sector.

The success of Colony is dependent, to a certain extent, upon the economic conditions in the geographic markets it serves. No assurance can be given that the current economic conditions will continue. Adverse changes in the economic conditions in these geographic markets would likely have a material adverse effect on the Company’s results of operations and financial condition. The operating results of Colony depend primarily on its net interest income. Accordingly, operations are subject to risks and uncertainties surrounding the exposure to changes in the interest rate environment.

Accounting Policies

The accounting and reporting policies of Colony Bankcorp, Inc. and its subsidiaries are in accordance with accounting principles generally accepted and conform to general practices within the banking industry. The significant accounting policies followed by Colony and the methods of applying those policies are summarized hereafter.

(1) Summary of Significant Accounting Policies (Continued)

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

Securities available for sale are reported at estimated fair value. Unrealized gains and losses on securities available for sale are excluded from earnings and are reported, net of deferred taxes, in accumulated other comprehensive income, a component of stockholders’ equity. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses from sales of securities available for sale are computed using the specific identification method. This caption includes securities, which may be sold to meet liquidity needs arising from unanticipated deposit and loan fluctuations, changes in regulatory capital requirements, or unforeseen changes in market conditions.

Federal Home Loan Bank Stock

Investment in stock of a Federal Home Loan Bank (FHLB) is required for every federally insured institution that utilizes its services. FHLB stock is considered restricted, as defined in SFAS No. 115; accordingly, the provisions of SFAS No. 115 are not applicable to this investment. The FHLB stock is reported in the consolidated financial statements at cost. Dividend income is recognized when earned.

Loans Held for Sale

Loans held for sale are reported at the lower of cost or market value on an aggregate loan portfolio basis. Gains or losses realized on the sales of loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the carrying value of the loans sold. Gains and losses on sales of loans are included in noninterest income.

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

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revisions as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that

(1) Summary of Significant Accounting Policies (Continued)

Allowance for Loan Losses (Continued)

loan. The general component covers nonclassified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restricting agreement.

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

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Statement of Cash Flows

For reporting cash flows, cash and cash equivalents include cash on hand, noninterest-bearing amounts due from banks and federal funds sold. Cash flows from demand deposits, NOW accounts, savings accounts, loans and certificates of deposit are reported net.

Income Taxes

The provision for income taxes is based upon income for financial statement purposes, adjusted for nontaxable income and nondeductible expenses. Deferred income taxes have been provided when different accounting methods have been used in determining income for income tax purposes and for financial reporting purposes. Deferred tax assets and liabilities are recognized based on future tax consequences attributable to differences arising from the financial statement carrying values of assets and liabilities and their tax bases. The differences relate primarily to depreciable assets (use of different depreciation methods for financial statement and income tax purposes) and allowance for loan losses (use of the allowance method for financial statement purposes and

(1) Summary of Significant Accounting Policies (Continued)

Income Taxes (Continued)

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

Other Real Estate

Other real estate generally represents real estate acquired through foreclosure and is initially recorded at the lower of cost or estimated market value at the date of acquisition. Losses from the acquisition of property in full or partial satisfaction of debt are recorded as loan losses. Subsequent declines in value, routine holding costs and gains or losses upon disposition are included in other losses.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale, represent equity changes from economic events of the period other than transactions with owners and are not reported in the consolidated statements of income but as a separate component of the equity section of the consolidated balance sheets. Such items are considered components of other comprehensive income. SFAS No. 130, Reporting Comprehensive Income, requires the presentation in the financial statements of net income and all items of other comprehensive income as total comprehensive income.

Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Company has entered into commitments to extend credit, commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded.

Changes in Accounting Principles and Effects of New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting (SFAS) No. 123R (revised 2004), Share-Based Payment which revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Stock Ownership Plans. This statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost on a grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The adoption of SFAS 123 (revised 2004) does not have an impact on the Company’s financial statements.

In March 2004, the Financial Accounting Standards Board ratified the consensus reached by the Emerging Issues Task Force in Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. In September 2004, the FASB issued FSP 03-1-1 which delayed the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of Issue 03-1 due to additional proposed guidance. At March 31, 2005, gross unrealized losses on available for sale securities were $2,223. The Company is continuing to evaluate the impact of EITF 03-1. The amount of other-than-temporary impairment to be recognized, if any, will be dependent on market conditions, management’s intent and ability to hold investments until a forecasted recovery, and the finalization of the proposed guidance by the FASB.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued AICPA Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3), to address accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to such loans and debt securities acquired in purchase business combinations and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yields or valuation allowance, such as the allowance for loan and lease losses. Subsequent to the initial investment, increases in expected cash flows generally should be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life.

(1) Summary of Significant Accounting Policies (Continued)

Decreases in expected cash flows should be recognized as impairment. SOP 03-3 is effective for loans and debt securities acquired in fiscal years beginning after December 15, 2004, with early application encouraged. The Company adopted SOP 03-3 on January 1, 2005 and there was no impact to the Company’s financial condition, results of operations or cash flows as no loans were purchased in the first quarter of 2005.

Restricted Stock – Unearned Compensation

In 1999, the board of directors of Colony Bankcorp, Inc. adopted a restricted stock grant plan which awards certain executive officers common shares of the Company. The maximum number of shares which may be subject to restricted stock awards is 48,787. During 2000 - 2005, 5,250, 5,250, 7,500, 10,150, 12,250 and 11,200 shares were issued under this plan, respectively. The shares are recorded at fair market value (on the date granted) as a separate component of stockholders’ equity. The cost of these shares is being amortized against earnings using the straight-line method over 3 years (the restriction period). Since the plan’s inception, 4,900 shares have been forfeited.

In April 2004, the shareholders of Colony Bankcorp, Inc. adopted a restricted stock grant plan which awards certain executive officers common shares of the Company. The maximum number of shares which may be subject to restricted stock awards is 114,800. No shares have been issued pursuant to this stock grant plan.

(2) Cash and Balances Due from Depository Institutions

Components of cash and balances due from depository institutions are as follows as of March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004
Cash on Hand and Cash Items	$9,755	$8,316
Noninterest-Bearing Deposits with Other Banks	8,525	12,634

	$18,280	$20,950

As of March 31, 2005, the Banks had required deposits of approximately $3,920 with the Federal Reserve.

(3) Investment Securities

Investment securities as of March 31, 2005 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U.S. Government Agencies
Mortgage-Backed	$78,785	$55	$(1,615)	$77,225
Other	27,076	22	(533)	26,565
State, County & Municipal	6,678	60	(22)	6,716
Corporate Obligations	3,097	0	(36)	3,061
Marketable Equity Securities	163	95	(17)	241

	$115,799	$232	$(2,223)	$113,808

Securities Held to Maturity:
State, County and Municipal	$83	$0	$0	$83

(3) Investment Securities (Continued)

The amortized cost and fair value of investment securities as of March 31, 2005, by contractual maturity, are shown hereafter. Expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in One Year or Less	$3,275	$3,242	$0	$0
Due After One Year Through Five Years	28,557	28,020	0	0
Due After Five Years Through Ten Years	3,330	3,369	0	0
Due After Ten Years	1,689	1,711	83	83

	36,851	36,342	83	83

Mortgage-Backed Securities	78,785	77,225	0	0
Marketable Equity Securities	163	241	0	0

	$115,799	$113,808	$83	$83

Investment securities as of December 31, 2004 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U.S. Government Agencies
Mortgage-Backed	$74,431	$106	$(1,079)	$73,458
Other	29,076	81	(103)	29,054
State, County & Municipal	6,800	98	(11)	6,887
Corporate Obligations	3,109	4	0	3,113
Marketable Equity Securities	0	0	0	0

	$113,416	$289	$(1,193)	$112,512

Securities Held to Maturity:
State, County and Municipal	$81	$0	$0	$81

There were no proceeds from sales of investments available for sale during first quarter 2005 or first quarter 2004

Investment securities having a carry value approximating $72,481 and $70,117 as of March 31, 2005 and December 31, 2004, respectively, were pledged to secure public deposits and for other purposes.

(3) Investment Securities (Continued)

Information pertaining to securities with gross unrealized losses at March 31, 2005 and December 31, 2004 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2005
U.S. Government Agencies
Mortgage Backed	$37,073	$(766)	$32,966	$(849)	$70,039	$(1,615)
Other	23,830	(503)	1,162	(30)	24,992	(533)
State, County and Municipal	1,266	(8)	406	(14)	1,672	(22)
Corporate Obligations	2,054	(36)	0	0	2,054	(36)
Marketable Securities	60	(17)	0	0	60	(17)

	$64,283	$(1,330)	$34,534	$(893)	$98,817	$(2,223)

December 31, 2004
U.S. Government Agencies
Mortgage Backed	$31,300	$(423)	$31,391	$(656)	$62,691	$(1,079)
Other	13,811	(92)	1,180	(11)	14,991	(103)
State, County and Municipal	2,246	(11)	0	0	2,246	(11)

	$47,357	$(526)	$32,571	$(667)	$79,928	$(1,193)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At March 31, 2005, the debt securities with unrealized losses have depreciated 2.20 percent from the Company’s amortized cost basis. These securities are guaranteed by either U.S. Government or other governments. These unrealized losses relate principally to current interest rates for similar type of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

(4) Loans

The composition of loans as of March 31, 2005 and December 31, 2004 was as follows:

	March 31, 2005	December 31, 2004
Commercial, Financial and Agricultural	$53,277	$44,284
Real Estate – Construction	118,082	100,774
Real Estate – Farmland	34,392	38,246
Real Estate – Other	499,213	500,869
Installment Loans to Individuals	71,252	73,685
All Other Loans	22,221	20,822

	$798,437	$778,680

Nonaccrual loans are loans for which principal and interest are doubtful of collection in accordance with original loan terms and for which accruals of interest have been discontinued due to payment delinquency. Nonaccrual loans totaled $9,338 and $7,856 as of March 31, 2005 and December 31, 2004, respectively and total recorded investment in loans past due 90 days or more and still accruing interest approximated $150 and $953, respectively.

(5) Allowance for Loan Losses

Transactions in the allowance for loan losses are summarized below for three months ended March 31, 2005 and March 31, 2004 as follows:

	March 31, 2005	March 31, 2004
Balance, Beginning	$10,012	$8,516
Provision Charged to Operating Expenses	808	980
Loans Charged Off	(687)	(462)
Loan Recoveries	38	48

Balance, Ending	$10,171	$9,082

(6) Premises and Equipment

Premises and equipment are comprised of the following as of March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004
Land	$4,889	$4,889
Building	16,421	16,418
Furniture, Fixtures and Equipment	11,023	10,821
Leasehold Improvements	967	967
Construction in Progress	980	455

	34,280	33,550

Accumulated Depreciation	(12,137)	(11,726)

	$22,143	$21,824

Depreciation charged to operations totaled $440 and $408 for March 31, 2005 and March 31, 2004, respectively.

Certain Company facilities and equipment are leased under various operating leases. Rental expense approximated $58 and $36 for three months ended March 31, 2005 and March 31, 2004.

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

(8) Deposits

The aggregate amount of overdrawn deposit accounts reclassified as loan balances totaled $637 and $462 as of March 31, 2005 and December 31, 2004.

Components of interest-bearing deposits as of March 31, 2005 and December 31, 2004 are as follows:

	March 31, 2005	December 31, 2004
Interest-Bearing Demand	$164,062	$167,320
Savings	39,600	38,862
Time, $100,000 and Over	204,603	203,886
Other Time	373,178	372,092

	$781,443	$782,160

(8) Deposits (Continued)

The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $100,000 was approximately $185,042 and $180,731 as of March 31, 2005 and December 31, 2004, respectively.

As of March 31, 2005 and December 31, 2004, the scheduled maturities of certificates of deposits are as follows:

Maturity	March 31, 2005	December 31, 2004
One Year and Under	$518,987	$511,310
One to Three Years	39,284	44,752
Three Years and Over	19,510	19,916

	$577,781	$575,978

(9) Other Borrowed Money

Other borrowed money at March 31, 2005 and December 31, 2004 is summarized as follows:

	March 31, 2005	December 31, 2004
Federal Home Loan Bank Advances	$61,000	$61,000
The Banker’s Bank Note Payable	393	450

	$61,393	$61,450

Advances from the Federal Home Loan Bank (FHLB) have maturities ranging from 2005 to 2013 and interest rates ranging from 2.46 percent to 5.93 percent. Under the Blanket Agreement for Advances and Security Agreement with the FHLB, residential first mortgage loans and cash balances held by the FHLB are pledged as collateral for the FHLB advances outstanding. At March 31, 2005, the Company had available line of credit commitments totaling $86,239, of which $25,239 was available.

The Banker’s Bank note payable was renewed on January 7, 2003 for $1,113 at a rate of the Wall Street Prime minus one half percent. Payments are due monthly with the entire unpaid balance due January 7, 2007. The debt is secured by all furniture, fixtures, machinery, equipment and software of Colony Management Services, Inc. Colony Bankcorp, Inc. guarantees the debt.

The aggregate stated maturities of other borrowed money at March 31, 2005 are as follows:

Year	Amount
2005	$4,685
2005	3,208
2007	2,500
2008	16,000
2009 and Thereafter	35,000

$61,393

(10) Subordinated Debentures (Trust Preferred Securities)

During the first quarter of 2002, the Company formed a subsidiary whose sole purpose was to issue $9,000 in Trust Preferred Securities through a pool sponsored by FTN Financial Capital Markets. The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions. At March 31, 2005, the floating-rate securities had a 6.69 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 3.60 percent.

During the fourth quarter of 2002, the Company formed a second subsidiary whose sole purpose was to issue $5,000 in Trust Preferred Securities through a pool sponsored by FTN Financial Capital Markets. The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions. At March 31, 2005, the floating-rate securities had a 6.34 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 3.25 percent.

During the second quarter of 2004, the Company formed a third subsidiary whose sole purpose was to issue $4,500 in Trust Preferred Securities through a pool sponsored by FTN Financial Capital Markets. The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions. At March 31, 2005, the floating rate securities had a 5.71 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 2.68 percent.

(10) Subordinated Debentures (Trust Preferred Securities) (Continued)

The Trust Preferred Securities are recorded as subordinated debentures on the consolidated balance sheets, but subject to certain limitations, qualify as Tier 1 Capital for regulatory capital purposes. The proceeds from the offering were used to fund the cash portion of the Quitman acquisition, payoff holding company debt, and inject capital into bank subsidiaries.

On December 31, 2003, the Company retroactively implemented FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, resulting in the deconsolidation of Colony Bankcorp Statutory Trusts I and II. The implementation of this interpretation resulted in Colony’s $434 investment in the common equity of the trusts being included in the consolidated balance sheets as other assets and the interest income and interest expense received from and paid to the trusts, respectively, being included in the consolidated statements of income as other income and interest expense. The increase to other income and interest expense totaled $8 and $5 for the three months ended March 31, 2005 and March 31, 2004, respectively.

(11) Rate Lock Commitments

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

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with related fees received from potential borrowers, are to be recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates. The Company has not recorded rate lock commitments as derivative assets or liabilities as of March 31, 2005 as the effects did not have a material effect upon the consolidated financial statements.

(12) Profit Sharing Plan

The Company has a profit sharing plan that covers substantially all employees who meet certain age and service requirements. It is the Company’s policy to make contributions to the plan as approved annually by the board of directors. The total provision for contributions to the plan was $479 for 2004, $426 for 2003 and $427 for 2002.

(13) Commitments and Contingencies

Credit-Related Financial Instruments. The Company is a party to credit related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

At March 31, 2005 and December 31, 2004 the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	March 31, 2005	December 31, 2004
Loan Commitments	$95,444	$85,094
Standby Letters of Credit	2,046	1,829
Performance Letter of Credit	357	329

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.

(13) Commitments and Contingencies (Continued)

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.

Standby and performance letters of credit are conditional lending commitments issue by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Purchase Commitments. At March 31, 2005, the Company had an outstanding commitment of approximately $1,000 to construct and furnish a second office in Valdosta. As of March 31, 2005, the Company has paid $673 toward construction in progress. The Company has also signed a contract for approximately $991 for the construction of a Savannah office. As of March 31, 2005 the Company has paid $274 toward construction in progress. The Company has also signed a contract for approximately $759 for construction of a second office in Warner Robins. As of March 31, 2005, the Company has paid $28 toward construction in progress.

Legal Contingencies. In the ordinary course of business, there are various legal proceedings pending against Colony and its subsidiaries. The aggregate liabilities, if any, arising from such proceedings would not, in the opinion of management, have a material adverse effect on Colony’s consolidated financial position.

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

Liabilities accrued under the plans totaled $1,137 and $921 as of March 31, 2005 and December 31, 2004, respectively. Benefit payments under the contracts were $42 and $44 for the three month period ended March 31, 2005 and March 31, 2004, respectively. Provisions charged to operations totaled $224 and $54 for the three month period ended March 31, 2005 and March 31, 2004 respectively.

Fee income recognized with deferred compensation plans totaled $221 and $32 for three month period ended March 31, 2005 and March 31, 2004, respectively.

(15) Regulatory Capital Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The amounts and ratios as defined in regulations are presented hereafter. Management believes, as of March 31, 2005, the Company meets all capital adequacy requirements to which it is subject under the regulatory framework for prompt corrective action. In the opinion of management, there are no conditions or events since prior notification of capital adequacy from the regulators that have changed the institution’s category.

(15) Regulatory Capital Matters (Continued)

The following table summarizes regulatory capital information as of March 31, 2005 and December 31, 2004 on a consolidated basis and for each significant subsidiary, as defined.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2005

Total Capital to Risk-Weighted Assets
Consolidated	$89,470	11.36%	$62,981	8.00%	$78,726	10.00%
Fitzgerald	15,340	11.42%	10,742	8.00%	13,428	10.00%
Ashburn	27,256	11.19%	19,493	8.00%	24,366	10.00%
Worth	12,616	10.66%	9,467	8.00%	11,834	10.00%
Southeast	11,061	10.14%	8,726	8.00%	10,907	10.00%
Quitman	10,352	12.19%	6,793	8.00%	8,491	10.00%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	$79,590	10.11%	$31,490	4.00%	$47,235	6.00%
Fitzgerald	13,688	10.19%	5,371	4.00%	8,057	6.00%
Ashburn	24,208	9.94%	9,746	4.00%	14,619	6.00%
Worth	11,133	9.41%	4,733	4.00%	7,100	6.00%
Southeast	9,871	9.05%	4,363	4.00%	6,544	6.00%
Quitman	9,477	11.16%	3,396	4.00%	5,095	6.00%

Tier 1 Capital to Average Assets
Consolidated	$79,590	8.00%	$39,773	4.00%	$49,716	5.00%
Fitzgerald	13,688	8.10%	6,757	4.00%	8,446	5.00%
Ashburn	24,208	7.67%	12,617	4.00%	15,772	5.00%
Worth	11,133	7.17%	6,212	4.00%	7,765	5.00%
Southeast	9,871	8.13%	4,856	4.00%	6,070	5.00%
Quitman	9,477	8.17%	4,638	4.00%	5,797	5.00%

(15) Regulatory Capital Matters (Continued)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004

Total Capital to Risk-Weighted Assets
Consolidated	$87,446	11.35%	$61,620	8.00%	$77,025	10.00%
Fitzgerald	15,024	11.55%	10,407	8.00%	13,009	10.00%
Ashburn	26,709	11.01%	19,413	8.00%	24,266	10.00%
Worth	12,398	10.24%	9,687	8.00%	12,108	10.00%
Southeast	10,686	10.59%	8,075	8.00%	10,093	10.00%
Quitman	10,049	12.90%	6,232	8.00%	7,790	10.00%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	$77,813	10.10%	$30,810	4.00%	$46,215	6.00%
Fitzgerald	13,396	10.30%	5,204	4.00%	7,805	6.00%
Ashburn	23,674	9.76%	9,706	4.00%	14,559	6.00%
Worth	10,882	8.99%	4,843	4.00%	7,265	6.00%
Southeast	9,560	9.47%	4,037	4.00%	6,056	6.00%
Quitman	9,230	11.85%	3,116	4.00%	4,674	6.00%

Tier 1 Capital to Average Assets
Consolidated	$77,813	7.88%	$39,488	4.00%	$49,360	5.00%
Fitzgerald	13,396	8.02%	6,680	4.00%	8,350	5.00%
Ashburn	23,674	7.56%	12,521	4.00%	15,652	5.00%
Worth	10,882	6.93%	6,277	4.00%	7,846	5.00%
Southeast	9,560	8.26%	4,628	4.00%	5,785	5.00%
Quitman	9,230	8.49%	4,349	4.00%	5,436	5.00%

(16) Business Combination

Colony Bankcorp, Inc.’s wholly-owned subsidiary, Colony Bank Ashburn, and Flag Bank entered into a Purchase and Assumption Agreement dated as of December 19, 2003, for Flag Bank’s Thomaston office pursuant to which Flag Bank-Thomaston was merged with and into Colony Bank Ashburn, becoming a branch office of Colony Bank Ashburn contemporaneous with the consummation of the purchase. The purchase was consummated and became effective as of March 19, 2004. The business combination was accounted for by the purchase method of accounting, and the results of operations of Flag Bank – Thomaston office since the date of acquisition are included in the consolidated financial statements.

Following is a condensed balance sheet showing fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

Cash, Due from Banks and Federal Funds Sold	$14,357
Loans, Net	16,760
Premises and Equipment	2,188
Goodwill Arising in Acquisition	1,964
Core Deposit Intangible	536
Other Assets	54
Deposits	(35,804)
Other Liabilities	(55)

Net Assets Acquired	$—

(16) Business Combination (Continued)

The following proforma information is based on the assumption that the acquisition took place as of January 1, 2004:

	Three Months Ended
	March 31, 2005	March 31, 2004
Interest Income	$14,212	$12,451

Interest Expense	5,360	4,347

Net Income	2,174	1,998

Earnings per Share
Basic	$0.38	$0.35
Diluted	$0.38	$0.35

Weighted Average Shares – Basic	5,715,343	5,695,614

Weighted Average Shares - Diluted	5,732,221	5,712,080

(17) Financial Information of Colony Bankcorp, Inc. (Parent Only)

The parent company’s balance sheets as of March 31, 2005 and December 31, 2004 and the related statements of income and comprehensive income and cash flows are as follows:

COLONY BANKCORP, INC. (PARENT ONLY)

BALANCE SHEETS

FOR PERIOD ENDED MARCH 31, 2005 AND DECEMBER 31, 2004

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS

Cash	$62	$163
Premises and Equipment, Net	1,090	1,102
Investment in Subsidiaries, at Equity	80,417	79,540
Other	990	703

Totals Assets	$82,559	$81,508

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Dividends Payable	489	$473
Other	212	198

	701	671

Other Borrowed Money	0	0

Subordinated Debt	19,074	19,074

Stockholders’ Equity
Common Stock, Par Value $1 a Share; Authorized 20,000,000 Shares, Issued 5,748,068 and 5,738,343 Shares as of March 31, 2005 and December 31, 2004 Respectively	5,748	5,738
Paid-In Capital	24,054	23,713
Retained Earnings	34,805	33,119
Restricted Stock - Unearned Compensation	(509)	(210)
Accumulated Other Comprehensive Income (Loss), Net of Tax	(1,314)	(597)

	62,784	61,763

Total Liabilities and Stockholders’ Equity	$82,559	$81,508

(17) Financial Information of Colony Bankcorp, Inc. (Parent Only) (continued)

COLONY BANKCORP, INC. (PARENT ONLY)

STATEMENT OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004

(UNAUDITED)

	MARCH 31, 2005	MARCH 31, 2004
Income
Dividends from Subsidiaries	$1,064	$1,080
Other	18	15

	1,082	1,095

Expenses
Interest	280	179
Salaries and Employee Benefits	265	191
Other	193	159

	738	529

Income Before Taxes and Equity in Undistributed Earnings of Subsidiaries	344	566
Income Tax (Benefits)	(236)	(162)

Income Before Taxes and Equity in Undistributed Earnings of Subsidiaries	580	728
Equity in Undistributed Earnings of Subsidiaries	1,594	1,197

Net Income	2,174	1,925

Other Comprehensive Income, Net of Tax
Gains (Losses) on Securities Arising During Year	(717)	470
Reclassification Adjustment	0	0

Unrealized Gains (Losses) in Securities	(717)	470

Comprehensive Income	$1,457	$2,395

(17) Financial Information of Colony Bankcorp, Inc. (Parent Only) (continued)

COLONY BANKCORP, INC. (PARENT ONLY)

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004

(UNAUDITED)

	2005	2004
Cash Flows from Operating Activities
Net Income	$2,174	$1,925
Adjustments to Reconcile Net Income to Net Cash Provided from Operating Activities
Depreciation and Amortization	23	20
Equity in Undistributed Earnings of Subsidiary	(1,594)	(1,197)
Other	(228)	(36)

	375	712

Cash Flows from Investing Activities
Capital Infusion in Subsidiary	0	(300)
Purchases of Premises and Equipment	(3)	(5)
Investment in Statutory Trust	0	0

	(3)	(305)

Cash Flows from Financing Activities
Dividends Paid	(473)	(415)
Principal Payments on Notes and Debentures	0	0
Proceeds from Notes and Debentures	0	0
Subordinated Debt	0	0

	(473)	(415)

Increase (Decrease) in Cash	(101)	(8)

Cash, Beginning	163	15

Cash, Ending	$62	$7

(18) Earnings Per Share

SFAS No. 128 establishes standards for computing and presenting basic and diluted earnings per share. Basic earnings per share is calculated and presented based on income available to common stockholders divided by the weighted average number of shares outstanding during the reporting periods. Diluted earnings per share reflects the potential dilution of restricted stock. The following presents earnings per share for the three months ended March 31, 2005 and 2004, respectively, under the requirements of Statement 128:

	Income Numerator	Common Shares Denominator	EPS
March 31, 2005

Basic EPS
Income Available to Common Stockholders	$2,174	5,715	$0.38

Dilutive Effect of Potential Common Stock
Restricted Stock		17

Diluted EPS
Income Available to Common Stockholders After Assumed Conversions of Dilutive Securities	$2,174	5,732	$0.38

March 31, 2004

Basic EPS
Income Available to Common Stockholders	$1,925	5,696	$0.34

Dilutive Effect of Potential Common Stock
Restricted Stock		16

Diluted EPS
Income Available to Common Stockholders After Assumed Conversions of Dilutive Securities	$1,925	5,712	$0.34

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

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of March 31, 2005 and 2004, and results of operations for each of three months in the periods ended March 31, 2005 and 2004. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report. All of the acquisitions during the reported periods were accounted for as purchase transactions, and as such, their related results of operations are included from the date of acquisition.

Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 34 percent federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.

Dollar amounts in tables are stated in thousands, except for per share amounts.

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets. Net income totaled $2.174 million, or $0.38 diluted per common share, in three months ended March 31, 2005 compared to $1.925 million, or $0.34 diluted per common share, in three months ended March 31, 2004.

Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

	2005	2004
Taxable–equivalent net interest income	$8,905	$7,981
Taxable-equivalent adjustment	53	73

Net interest income	8,852	7,908
Provision for possible loan losses	808	980
Non-interest income	1,627	1,545
Non-interest expense	6,309	5,528

Income before income taxes	3,362	2,945
Income taxes	1,188	1,020

Net Income	$2,174	$1,925

Basic per common share:
Net income	$0.38	$0.34
Diluted per common share:
Net income	$0.38	$0.34
Return on average assets:
Net income	0.87%	0.87%
Return on average equity:
Net income	13.92%	13.51%

Income from operations for three months ended March 31, 2005 increased $0.25 million, or 12.94 percent, compared to the same period in 2004. The increase was primarily the result of a $0.94 million increase in net interest income, an increase of $0.08 million increase in non-interest income and a decrease of $0.17 million in the provision for loan losses. These positive impacts were partly offset by a $0.78 million increase in non-interest expense and a $0.17 million increase in income tax expense.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 55.89 percent of total revenue for three months ended March 31, 2005 and 57.84 percent for the same period a year ago.

Net interest margin is the taxable-equivalent net interest income as a percentage of average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Company’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, began 2001 at 9.50 percent and decreased 150 basis points in the first quarter, decreased 125 basis points in the second quarter, decreased 75 basis points in the third quarter and decreased 125 basis points in the fourth quarter to end the year at 4.75 percent. During 2002, the prime rate remained at 4.75 percent until the fourth quarter when the rate decreased 50 basis points to 4.25 percent. During 2003, the prime rate remained at 4.25 percent until the end of the second quarter, when the rate decreased 25 basis points to 4.00 percent. During 2004, the prime rate increased 100 basis points to 5.00 percent and during first quarter 2005 increased another 50 basis points to 5.50 percent. The federal funds rate, which is the cost of immediately available overnight funds, decreased in a similar manner. It began 2001 at 6.50 percent and decreased 475 basis points over the course of the year, and began 2002 at 1.75 percent and decreased 50 basis points in the fourth quarter. During 2003, the federal funds rate remained at 1.25 percent until the end of the second quarter, when the rate decreased 25 basis points to 1.00 percent. During 2004, the federal funds rate increased 100 basis points to 2.00 percent and during first quarter 2005 increased another 50 basis points to 2.50 percent. It is anticipated that future interest rate hikes will occur during the balance of 2005.

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

Rate/Volume Analysis

The rate/volume analysis presented hereafter illustrates the change from March 31, 2004 to March 31, 2005 for each component of the taxable equivalent net interest income separated into the amount generated through volume changes and the amount generated by changes in the yields/rates.

	Changes from March 31, 2004 to March 31, 2005 (1)
($ in thousands)	Volume	Rate	Total
Interest Income
Loans, Net-taxable	$1,859	$141	$2,000

Investment Securities
Taxable	31	(60)	(29)
Tax-exempt	(35)	(14)	(49)

Total Investment Securities	(4)	(74)	(78)

Interest-Bearing Deposits in other Banks	(19)	10	(9)

Funds Sold	8	143	151

Other Interest - Earning Assets	2	(2)	0

Total Interest Income	1,846	218	2,064

Interest Expense
Interest-Bearing Demand and Savings Deposits	43	26	69
Time Deposits	490	493	983

Other Interest-Bearing Liabilities
Funds Purchased and Securities Under Agreement to Repurchase	0	0	0
Subordinated Debentures	54	57	111
Other Debt	4	(27)	(23)

Total Interest Expense (Benefit)	591	549	1,140

Net Interest Income	$1,255	$(331)	$924

(1)	Changes in net interest income for the periods, based on either changes in average balances or changes in average rates for interest-earning assets and interest-bearing liabilities, are shown on this table. During each year. there are numerous and simultaneous balance and rate changes; therefore, it is not possible to precisely allocate the changes between balances and rates. For the purpose of this table, changes that are not exclusively due to balance changes or rate changes have been attributed to rates.

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

Interest rates play a major part in the net interest income of financial institutions. The repricing of interest earning assets and interest-bearing liabilities can influence the changes in net interest income. The timing of repriced assets and liabilities is Gap management and our Company has established its policy to maintain a Gap ratio in the one-year time horizon of 0.80 to 1.20.

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

The Company maintains about 40 percent of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years. The liabilities to fund assets are primarily in short term certificate of deposits that mature within one year. This balance sheet composition has allowed the Company to be relatively constant with its net interest margin the past several years, though the unprecedented 475 basis point decrease by U.S. Federal Reserve in 2001, 50 basis point decrease in 2002 and 25 basis point decrease in 2003 resulted in significant net interest margin pressure. Net interest margin decreased to 3.77 percent for three months ended March 31, 2005 compared to 3.82 percent for the same period a year ago. We anticipate slight improvement or a flat margin for the balance of 2005 given the Federal Reserve’s present increased interest rates forecast for the balance of 2005.

Taxable-equivalent net interest income for three months ended March 31, 2005 increased $0.92 million, or 11.58 percent compared to the same period a year ago. The significant fluctuation between the comparable periods resulted from the positive impact of growth in the average volume of earning assets that was partially offset by the negative impact of increasing average interest rates. The average volume of earning assets during three months ended March 31, 2005 increased almost $110 million compared to the same period a year ago while over the same period the net interest margin decreased by 5 basis points from 3.82 percent to 3.77 percent. Growth in average earning assets during 2005 and 2004 was primarily in loans. The decrease in the net interest margin in 2005 was primarily the result of the general increase in market interest rates.

The average volume of loans increased $113.4 million in three months ended March 31, 2005 compared to the same period a year ago. The average yield on loans increased 7 basis points in three months ended March 31, 2005 compared to the same period a year ago. Funding for this growth was primarily provided by deposit growth. The average volume of deposits increased $105.2 million in three months ended March 31, 2005 compared to the same period a year ago. Interest-bearing deposits made up 93.9 percent of the growth in average deposits in three months ended March 31, 2005. Accordingly, the ratio of average interest-bearing deposits to total average deposits was 92 percent in three months ended March 31, 2005 compared to 91.7 percent in the same period a year ago. This deposit mix, combined with a general increase in market rates, had the effect of (i) increasing the average cost of total deposits by 27 basis points in three months ended March 31, 2005 compared to the same period a year ago and, (ii) mitigating a portion of the impact of increasing yields on earning assets on the Company’s net interest income.

The Company’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.55 percent in three months ended March 31, 2005 compared to 3.61 percent in the same period a year ago. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

Provision for Possible Loan Losses

The provision for possible loan losses is determined by management as the amount to be added to the allowance for possible loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for possible loan losses totaled $0.808 million in three months ended March 31, 2005 compared to $0.980 million in same period a year. See the section captioned “Allowance for Possible Loan Losses” elsewhere in this discussion for further analysis of the provision for possible loan losses.

Non-Interest Income

The components of non-interest income were as follows:

	Three Months Ended March 31,
	2005	2004
Service charges on deposit accounts	$930	$993
Other charges, commissions and fees	184	139
Net gain on securities transactions	0	0
Other	381	129
Mortgage banking income	132	284

Total	$1,627	$1,545

Total non-interest income for three months ended March 31, 2005 increased $82 thousand, or 5.31 percent compared to the same period a year ago. Growth in non-interest income over the comparable periods was primarily in other income while mortgage banking fees decreased significantly over the comparable periods. Changes in these items and the other components of non-interest income are discussed in more detail below.

Service Charges on Deposit Accounts. Service charges on deposit accounts for three months ended March 31, 2005 decreased $63 thousand, or 6.34 percent, compared to the same period a year ago. The decrease was primarily due to a reduction in overdraft fees, which were mostly related to consumer accounts. The decrease in overdraft fees was primarily due to the decreased volume in consumer and commercial accounts.

Mortgage Banking Fees. Mortgage banking fees for three months ended March 31, 2005 decreased $152 thousand, or 53.52 percent, compared to the same period a year ago. The decrease was primarily due to decreased mortgage loan activity during first quarter 2005 that was primarily attributable to a decrease in mortgage loan refinancing. The company anticipates mortgage loan refinancing to trend downward in future years as most borrowers have already refinanced to historical low rates.

All Other Non-Interest Income. Other charges commissions and fees and other income for three months ended March 31, 2005 increased $297 thousand, or 110.82 percent, compared to the same period a year ago. ATM fees increased $43 thousand over the comparable year ago period, while the demutualization of insurance companies that provide insurance for our deferred compensation plan primarily accounted for an increase in other income of $189 thousand compared to the same year ago period.

Non-Interest Expense

The components of non-interest expense were as follows:

	Three Months Ended March 31,
	2005	2004
Salaries and employee benefits	$3,322	$3,019
Occupancy and Equipment	900	797
Other	2,087	1,712

Total	$6,309	$5,528

Total non-interest expense for three month ended March 31, 2005 increased $781 thousand, or 14.13 percent, compared to the same period a year ago. Growth in non-interest expense in three months ended March 31, 2005 was primarily in salaries, employee benefits, occupancy and equipment expense and other non-interest expenses. These items and the changes in the various components of non-interest expense are discussed in more detail below.

Salaries and Employee Benefits. Salaries and employee benefits expense for three months ended March 31, 2005 increased $303 thousand, or 10.04 percent, compared to the same period a year ago. The increase is primarily related to increases in headcount and merit increases as a result of new offices with the Company’s denovo branch expansions. The Company opened three new offices during 2004 and acquired one branch office during 2004.

Occupancy and Equipment. Net occupancy expense for three months ended March 31, 2005 increased $103 thousand, or 12.92 percent, compared to the same period a year ago. The company experienced increased net occupancy and equipment expense for the three months ended March 31, 2005 resulting from new offices opened during 2004. The impact of new offices and additional leasing of office space resulted in higher building maintenance, insurance and utilities costs, higher depreciation on building and equipment and higher lease expense.

All Other Non-Interest Expense. All other non-interest expense for three months ended March 31, 2005 increased $375 thousand, or 21.90 percent, compared to the same period a year ago. The increase is primarily due to additional overhead associated with new offices opened. In addition, legal and professional fees increased $36 thousand, director fees increased $17 thousand, city, county and state business occupation taxes increased $16 thousand and deferred compensation expenses increased $170 thousand to account for additional increases for three months ended March 31, 2005 compared to the same period a year ago.

Sources and Uses of Funds

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the assets in which those funds are invested as a percentage of the Company’s average total assets for the period indicated. Average assets totaled $997 million in three months ended March 31, 2005 compared to $881 million in three months ended March 31, 2004.

	Three Months Ended March 31,
	2005		2004
Source of Funds:
Deposits:
Noninterest –Bearing	$68,259	6.85%	$61,839	7.02%
Interest-Bearing	781,278	78.34%	682,520	77.45%
Federal Funds Purchased	39	0.00%	55	0.00%
Long-term Debt and Other Borrowings	80,504	8.07%	74,456	8.56%
Other Noninterest-Bearing Liabilities	4,782	0.48%	4,372	0.50%
Equity Capital	62,462	6.26%	57,015	6.47%

Total	$997,324	100.00%	$881,257	100.00%

Uses of Funds:
Loans	$774,119	77.62%	$662,213	75.14%
Securities	113,503	11.38%	112,685	12.79%
Federal Funds Sold	39,705	3.98%	36,189	4.11%
Interest-Bearing Deposits in Other Banks	2,961	0.30%	11,343	1.29%
Other Interest-Earning Assets	4,488	0.45%	4,192	0.47%
Other Noninterest-Earning Assets	62,548	6.27%	54,635	6.20%

Total	$997,324	100.00%	$881,257	100.00%

Deposits continue to be the Company’s primary source of funding. Over the comparable periods, the relative mix of deposits continues to be high in interest-bearing deposits. Interest-bearing deposits totaled 91.97 percent of total average deposits in three months ended March 31, 2005 compared to 91.69 percent in the same period a year ago.

The Company primarily invests funds in loans and securities. Loans continue to be the largest component of the Company’s mix of invested assets. Loan demand continues to be strong as total loans were $798 million at March 31, 2005, up 2.44 percent, compared to loans of $779 million at December 31, 2004. See additional discussion regarding the Company’s loan portfolio in the section captioned “Loans” included elsewhere in this discussion. The majority of funds provided by deposit growth have been invested in loans.

Loans

The following table presents the composition of the Company’s loan portfolio as of March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004
Commercial, Financial and Agricultural	$53,277	$44,284
Real Estate
Construction	118,082	100,774
Mortgage, Farmland	34,392	38,245
Mortgage, Other	499,213	500,869
Consumer	71,252	73,685
Other	22,221	20,823

	798,437	778,680
Unearned Discount	(34)	(37)
Allowance for Loan Losses	(10,171)	(10,012)

Loans	$788,232	$768,631

The following table presents total loans as of March 31, 2005 according to maturity distribution and/or repricing opportunity on adjustable rate loans:

Maturity and Repricing Opportunity	($ in Thousands)
One Year or Less	$514,307
After One Year through Three Years	205,406
After Three Years through Five Years	67,264
Over Five Years	11,460

$798,437

Overview. Loans totaled $798 million at March 31, 2005, up 2.44 percent from December 31, 2004 loans of $779 million. The majority of the Company’s loan portfolio is comprised of the real estate loans-other, real estate construction and installment loans to individuals. Real estate-other, which is primarily 1-4 family residential properties and nonfarm nonresidential properties, made up 62.52 percent and 64.32 percent of total loans, real estate construction made up 14.79 percent and 12.94 percent, while installment loans to individuals made up 8.92 percent and 9.46 percent of total loans at March 31, 2005 and December 31, 2004, respectively. Real estate loans-other include both commercial and consumer balances.

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

Commercial, Financial and Agricultural. Commercial, financial and agricultural loans at March 31, 2005 increased 20.31 percent from December 31, 2004 to $53.3 million. The Company’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Company’s loan policy guidelines.

Industry Concentrations. As of March 31, 2005 and December 31, 2003, there were no concentrations of loans within any single industry in excess of 10 percent of total loans, as segregated by Standard Industrial Classification code (“SIC code”). The SIC code is a federally designed standard industrial numbering system used by the Company to categorize loans by the borrower’s type of business.

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

Large Credit Relationships. Colony is currently in seventeen counties in South and Central Georgia and include metropolitan markets in Doughtery, Lowndes, Houston and Chatham counties. As a result, the Company originates and maintains large credit relationships with several commercial customers in the ordinary course of business. The Company considers large credit relationships to be those with commitments equal to or in excess of $5.0 million prior to any portion being sold. Large relationships also include loan participations purchased if the credit relationship with the agent is equal to or in excess of $5.0 million. In addition to the Company’s normal policies and procedures related to the origination of large credits, the Company’s Central Credit Committee must approve all new and renewed credit facilities which are part of large credit relationships. The following table provides additional information on the Company’s large credit relationships outstanding at year end.

	March 31, 2005			December 31, 2004
		Period End Balances			Period End Balances
	Number of Relationships	Committed	Outstanding	Number of Relationships	Committed	Outstanding
Large Credit Relationships:
$10 million and greater	1	$11,803	$10,637	1	$11,264	$10,461
$5 million to $9.9 million	4	$22,993	$22,560	4	$24,293	$21,722

Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table presents the maturity distribution of the Company’s loans at March 31, 2005. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate.

	Due in One Year or Less	After One, but Within Three Years	After Three, but Within Five Years	After Five Years	Total
Loans with fixed interest rates	$205,612	$200,752	$66,026	$11,460	$483,850
Loans with floating interest rates	308,695	4,654	1,238	0	314,587

Total	$514,307	$205,406	$67,264	$11,460	$798,437

The Company may renew loans at maturity when requested by a customer whose financial strength appears to support such renewal or when such renewal appears to be in the Company’s best interest. In such instances, the Company generally requires payment of accrued interest and may adjust the rate of interest, require a principal reduction or modify other terms of the loan at the time of renewal.

Non-Performing Assets and Potential Problem Loans

Non-performing assets and accruing past due loans as of March 31, 2005 and December 31, 2004 were as follows:

	March 31, 2005	December 31, 2004
Loans accounted for on nonaccrual	$9,338	$7,856
Loans past due 90 days or more	150	953
Renegotiated loans	0	0
Other real estate foreclosed	1,493	1,127

Total non-performing assets	$10,981	$9,936

Non-performing assets as a percentage of:
Total loans and foreclosed assets	1.37%	1.27%
Total assets	1.10%	1.00%
Accruing past due loans:
30-89 days past due	$11,787	$8,302
90 or more days past due	150	953

Total accruing past due loans	$11,937	$9,255

Non-performing assets include non-accrual loans, loans past due 90 days or more, restructured loans and foreclosed real estate. Non-performing assets at March 31, 2005 increased 10.52 percent from December 31, 2004.

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

	March 31, 2005		December 31, 2004
	Reserve	%*	Reserve	%*
Commercial, Financial and Agricultural	$3,052	7%	$3,004	6%
Real Estate – Construction	610	15%	501	13%
Real Estate – Farmland	509	4%	501	5%
Real Estate – Other	3,255	62%	3,304	64%
Loans to Individuals	2,034	9%	2,002	9%
All other Loans	711	3%	700	3%

Total	$10,171	100%	$10,012	100%

*	Loan balance in each category expressed as a percentage of total end of period loans.

Activity in the allowance for loan losses is presented in the following table. There were no charge-offs or recoveries related to foreign loans during any of the periods presented.

The following table presents an analysis of the Company’s loan loss experience for the periods indicated.

($ in thousands)	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Allowance for Loan Losses at Beginning of Quarter	$10,012	$8,516

Charge-Off
Commercial, Financial and Agricultural	60	223
Real Estate	206	9
Consumer	342	67
All Other	79	163

	687	462

Recoveries
Commercial, Financial and Agricultural	6	1
Real Estate	11	4
Consumer	12	29
All Other	9	14

	38	48

Net Charge-Offs	649	414

Provision for Loan Losses	808	980

Business Combination	0	0

Allowance for Loan Losses at End of Quarter	$10,171	$9,082

Ratio of Net Charge-Offs to Average Loans	0.08%	0.06%

The allowance for possible loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The provision for possible loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for possible loan losses decreased $172 thousand from $980 thousand in three months ended March 31, 2004 to $808 thousand in three months ended March 31, 2005. Provisions were relatively flat during first quarter 2005 due to stability in our asset quality.

Net charge-offs in three months ended March 31, 2005 increased $235 thousand compared to the same period a year ago. The general increase in net charge-offs during the comparable periods is reflective of more stringent credit standards and the weak economic conditions.

Management believes the level of the allowance for possible loan losses was adequate as of March 31, 2005. Should any of the factors considered by management in evaluating the adequacy of the allowance for possible loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for possible loan losses.

Investment Portfolio

The following table presents carrying values of investment securities held by the Company as of March 31, 2005 and December 31, 2004.

($ in thousands)	March 31, 2005	December 31, 2004
U.S. Treasuries and Government Agencies	$26,565	$29,054
Obligations of States and Political Subdivisions	6,799	6,968
Corporate Obligations	3,061	3,113
Marketable Equity Securities	241	0

Investment Securities	36,666	39,135
Mortgage Backed Securities	77,225	73,458

Total Investment Securities and Mortgage Backed Securities	$113,891	$112,593

The following table represents maturities and weighted-average yields of investment securities held by the Company as of March 31, 2005. (Mortgage backed securities are based on the average life at the projected speed, while Agencies and State and Political subdivisions reflect anticipated calls being exercised.)

	Within 1 Year		After 1 Year But Within 5 Years		After 5 Years But Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government Agencies	$2,941	4.16%	$22,658	3.68%	$483	5.24%	$483	5.64%
Mortgage Backed Securities	14,577	(4.43)	55,250	3.47	5,367	4.25	2,031	4.27%
Obligations of States and Political Subdivisions	3,102	3.20	2,329	4.36	1,285	5.94	83	17.18%
Corporate Obligations	—	—	3,061	3.68	—	—	—	—
Marketable Equity Securities	—	—	—	—	—	—	241	—

Total Investment Portfolio	$20,620	(2.06)%	$83,298	3.56%	$7,135	4.62%	$2,838	4.52%

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

At March 31, 2005, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10 percent of the Company’s shareholders’ equity.

The average yield of the securities portfolio was 3.44 percent in three months ended March 31, 2005 compared to 3.74 percent in the same period a year ago. The decrease in the average yield over the comparable periods primarily resulted from amortization on mortgage-backed securities due to prepayments received. The early repayment of mortgage-backed securities primarily resulted from borrower refinancing due to lower market interest rates. The overall growth in the securities portfolio over the comparable periods was primarily funded by deposit growth.

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the three months period ended March 31, 2005 and March 31, 2004.

	March 31, 2005		March 31, 2004
($ in thousands)	Average Amount	Average Rate	Average Amount	Average Rate
Noninterest-Bearing Demand Deposits	$68,259		$61,839
Interest-Bearing Demand and Savings Deposits	204,122	1.14%	188,398	1.09%
Time Deposits	577,156	2.70%	494,122	2.36%

Total Deposits	$849,537	2.11%	$744,359	1.84%

The following table presents the maturities of the Company’s time deposits as of March 31, 2005.

($ in thousands)	Time Deposits $100,000 or Greater	Time Deposits Less Than $100,000	Total
Months to Maturity
3 or Less	$64,089	$102,801	$166,890
Over 3 through 12 Months	120,952	231,144	352,096
Over 12 Months through 36 Months	11,002	28,282	39,284
Over 36 Months	8,560	10,951	19,511

	$204,603	$373,178	$577,781

Average deposits increased $105.2 million to $849.5 million at March 31, 2005 from $744.4 million at March 31, 2004. The increase included $6.4 million or 6.08 percent, related to noninterest-bearing deposits. Accordingly the ratio of average noninterest-bearing deposits to total average deposits was 8.03 percent for three months ended March 31, 2005 compared to 8.3 percent for three months ended March 31, 2004. The general increase in market rates, had the effect of (i) increasing the average cost of total deposits by 27 basis points in three months ended March 31, 2005 compared to the same period a year ago; and (ii) mitigating a portion of the impact of increasing yields on earning assets on the Company’s net interest income.

Total average interest-bearing deposits increased $98.8 million, or 14.47 percent in three months ended March 31, 2005 compared to the same period a year ago. The growth in average deposits at March 31, 2005 compared to March 31, 2004 was primarily in money market deposit accounts and savings and interest-on-checking accounts and other time accounts. Due to the uncertainty of the low interest rate environment, it appears that many customers are less inclined to invest their funds for extended periods and are choosing to maintain such funds in readily accessible money market and interest-on-checking accounts and short term time accounts.

Off-Balance-Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of March 31, 2005. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payments Due by Period
	1 Year or Less	More than 1 Year but Less Than 3 Years	3 Years or More but Less Than 5 Years	5 Years or More	Total
Contractual obligations:
Subordinated debentures	$—	$—	$—	$19,074	$19,074
Other borrowed money	276	147	—	—	393
Federal Home Loan Bank advances	4,500	15,000	7,500	34,000	61,000
Operating leases	96	183	124	115	518
Deposits with stated maturity dates	518,986	39,284	19,509	2	577,781

	523,828	54,614	27,133	53,191	658,766

Other commitments:
Loan commitments	95,444	—	—	—	95,444
Standby letters of credit	2,046	—	—	—	2,046
Performance letters of credit	357	—	—	—	357

	97,847	—	—	—	97,847

Total contractual obligations and Other commitments	$621,675	$54,614	$27,133	$53,191	$756,613

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

Loan Commitments. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for possible loan losses. Loan commitments outstanding at March 31, 2005 are included in the table above.

Standby and Performance Letters of Credit. Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. The Company’s policies generally require that standby and performance letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby and performance letters of credit outstanding at March 31, 2005 are included in the table above.

Capital and Liquidity

At March 31, 2005, shareholders’ equity totaled $62.8 million compared to $61.8 million at December 31, 2004. In addition to net income of $2.2 million, other significant changes in shareholders’ equity during three months ended March 31, 2005 included $0.49 million of dividends paid and an increase of $52 thousand resulting from the amortization of the stock grant plan. The accumulated other comprehensive income component of shareholders’ equity totaled $(1,314) thousand at March 31, 2005 compared $(597) thousand at December 31, 2004. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale. Under regulatory requirements, the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. Tier 1 capital consists of common stock and qualifying preferred stockholders’ equity less goodwill. Tier 2 capital consists of certain convertible, subordinated and other qualifying debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets. The Company has no Tier 2 capital other than the allowance for loan losses.

Using the capital requirements presently in effect, the Tier 1 ratio as of March 31, 2005 was 10.11 percent and total Tier 1 and 2 risk-based capital was 11.36 percent. Both of these measures compare favorably with the regulatory minimum of 4 percent for Tier 1 and 8 percent for total risk-based capital. The Company’s Tier 1 leverage ratio as of March 31, 2005 was 8.00 percent, which exceeds the required ratio standard of 4 percent.

For three months ended March 31, 2005, average capital was $62.5 million, representing 6.26 percent of average assets for the year. This compares to 6.47 percent for three months ended March 31, 2004 and 6.29 percent for calendar year 2004.

The Company paid quarterly dividends of $0.085 per common share during the first quarter of 2005, and a quarterly dividend of $0.075 per common share during the first quarter of 2004, respectively. This equates to a dividend payout ratio of 22.37 percent for first quarter 2005 compared to 22.06 percent for the same period a year ago.

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

Recently Issued Accounting Pronouncements

See Note 1 – Summary of Significant Accounting Policies, under the section headed Changes in Accounting Principles and Effects of New Accounting Pronouncements included in the Notes to Consolidated Financial Statements.

Quantitative and Qualitative Disclosures About Market Risk

AVERAGE BALANCE SHEETS

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
($ in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Income
Taxable (1)	784,454	13,003	6.63%	671,073	11,003	6.56%

Investment Securities
Taxable	107,214	906	3.38%	103,771	935	3.60%
Tax-Exempt (2)	6,289	70	4.45%	8,914	119	5.34%

Total Investment Securities	113,503	976	3.44%	112,685	1,054	3.74%

Interest-Bearing Deposits in Other Banks	2,961	17	2.30%	11,343	26	0.92%

Funds Sold	39,705	235	2.37%	36,189	84	0.93%

Interest-Bearing Other Assets	4,488	34	3.03%	4,192	34	3.24%

Total Interest-Earning Assets	945,111	14,265	6.04%	835,482	12,201	5.84%

Non-interest-Earning Assets
Cash	20,929			18,573
Allowance for Loan Losses	(10,335)			(8,860)
Other Assets	41,619			36,062

Total Noninterest-Earning Assets	52,213			45,775

Total Assets	997,324			881,257

Liabilities and Stockholders’ Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	204,122	583	1.14%	188,398	514	1.09%
Other Time	577,156	3,901	2.70%	494,122	2,918	2.36%

Total Interest-Bearing Deposits	781,278	4,484	2.30%	682,520	3,432	2.01%

Other Interest-Bearing Liabilities
Debt	61,430	596	3.88%	61,022	619	4.06%
Trust Preferred Securities	19,074	280	5.87%	14,434	169	4.68%
Funds Purchased and Securities
Sold Under Agreement to Repurchase	39	0	0.00%	55	0	0.00%

Total Other Interest-Bearing Liabilities	80,543	876	4.35%	75,511	788	4.17%

Total Interest-Bearing Liabilities	861,821	5,360	2.49%	758,031	4,220	2.23%

Noninterest-Bearing Liabilities and
Stockholders’ Equity
Demand Deposits	68,259			61,839
Other Liabilities	4,782			4,372
Stockholder’s Equity	62,462			57,015

Total Noninterest-Bearing Liabilities and Stockholders’ Equity	135,503			123,226

Total Liabilities and Stockholders’ Equity	997,324			881,257

Interest Rate Spread			3.55%			3.61%

Net Interest Income		8,905			7,981

Net Interest Margin			3.77%			3.82%

(1)	The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable equivalent adjustments totaling $29 and $33 for three month period ended March 31, 2005 and 2004 respectively, are included in tax-exempt interest on loans.
(2)	Taxable-equivalent adjustments totaling $24 and $40 for three month period ended March 31, 2005 and 2004, respectively, are included in tax-exempt interest on investment securities. The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

Colony Bankcorp, Inc. and Subsidiary

Interest Rate Sensitivity

The following table is an analysis of the Company’s interest rate-sensitivity position at March 31, 2005. The interest-bearing rate-sensitivity gap, which is the difference between interest-earning assets and interest-bearing liabilities by repricing period, is based upon maturity or first repricing opportunity, along with a cumulative interest rate-sensitivity gap. It is important to note that the table indicates a position at a specific point in time and may not be reflective of positions at other times during the year or in subsequent periods. Major changes in the gap position can be, and are, made promptly as market outlooks change.

	Assets and Liabilities Repricing Within
($ in Thousands)	3 Months or Less	4 to 12 Months	1 Year	1 to 5 Years	Over 5 Years	Total
EARNING ASSETS:
Interest-bearing deposits	2,451	0	2,451	0	0	2,451
Federal Funds Sold	24,547	0	24,547	0	0	24,547
Investment Securities	18,955	3,317	22,272	79,459	12,160	113,891
Loans, net of unearned income	343,471	170,802	514,273	272,670	11,460	798,403
Other interest-bearing assets	4,742	0	4,742	0	0	4,742

Total Interest-earning assets	394,166	174,119	568,285	352,129	23,620	944,034

INTEREST-BEARING LIABILITIES:
Interest-bearing Demand deposits (1)	164,062	0	164,062	0	0	164,062
Savings (1)	39,600	0	39,600	0	0	39,600
Time Deposits	166,890	352,096	518,986	58,793	2	577,781
Other Borrowings (2)	3,893	1,000	4,893	22,500	34,000	61,393
Subordinated Debentures	19,074	0	19,074	0	0	19,074
Federal Funds Purchased	1,000	0	1,000	0	0	1,000

Total Interest-bearing liabilities	394,519	353,096	747,615	81,293	34,002	862,910

Interest rate-sensitivity gap	(353)	(178,977)	(179,330)	270,836	(10,382)	81,124

Cumulative interest-sensitivity gap	(353)	(179,330)	(179,330)	91,506	81,124

Interest rate-sensivitiy gap as a percentage of interest-earning assets	(0.04)%	(18.96)%	(19.00)%	28.69%	(1.10)%

Cumulative interest rate-sensitivity as a percentage of interest-earning assets	(0.04)%	(19.00)%	(19.00)%	9.69%	8.59%

(1)	Interest-bearing Demand and Savings Accounts for repricing purposes are considered to reprice within 3 months or less.
(2)	Short-term borrowings for repricing purposes are considered to reprice within 3 months or less.

The foregoing table indicates that we had a one year negative gap of ($179) million, or (19.00) percent of total assets at March 31, 2005. In theory, this would indicate that at March 31, 2005, $179 million more in liabilities than assets would reprice if there were a change in interest rates over the next 365 days. Thus, if interest rates were to increase, the gap would indicate a resulting decrease in net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and our supporting liability can vary significantly while the timing of repricing of both the assets and our supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposits.

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

Return on Assets and Stockholder’s Equity

The following table presents selected financial ratios for each of the periods indicated.

	Three Months Ended March 31
	2005	2004
Return on Assets	0.87%	0.87%
Return on Equity	13.92%	13.51%
Dividend Payout	22.37%	22.06%
Equity to Assets	6.30%	6.28%

Future Outlook

Colony is an emerging company in an industry filled with nonregulated competitors and a rapid pace of consolidation. The year brings with it new opportunities for growth in our existing markets, as well as opportunities to expand into new markets through acquisitions and denovo branching. The Company is completing construction of its main office in Valdosta/Lowndes County that should open during second quarter 2005. Real estate has been purchased for a future office in Thomasville/Thomas County. The Company opened a loan production office in Savannah during 2004 and is renovating office space for a full-service branch to open in third quarter 2005. The Company opened a loan production office in Columbus during 2004 and is negotiating the purchase of real estate for construction of a full service branch to open during 2006. The Company has begun construction on a second office in Warner Robins that should be completed during fourth quarter 2005.

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

On April 2, 1998, the Company was listed on Nasdaq National Market. The Company’s common stock trades on the Nasdaq Stock Market under the symbol “CBAN”. The Company presently has approximately 1,691 shareholders as of March 31, 2005. “The Nasdaq Stock Market” or “Nasdaq” is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting and order execution systems. This market also provides specialized automation services for screen-based negotiations of transactions, on-line comparison of transactions, and a range of informational services tailored to the needs of the securities industry, investors and issuers. The Nasdaq Stock Market is operated by The Nasdaq Stock Market, Inc., a wholly-owned subsidiary of the National Association of Securities Dealers, Inc.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See pages 43-45 of this report for disclosures

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

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Not applicable

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 6 – EXHIBITS

3.1 Articles of Incorporation

•	filed as Exhibit 3(a) to the Registrant’s Registration Statement on Form 10 (File No. 0-18486), filed with the Commission on April 25, 1990 and incorporated herein by reference

3.2 Bylaws, as Amended

•	filed as Exhibit 3(b) to the Registrant’s Registration Statement on Form 10 (File No. 0-18486), filed with the Commission on April 25, 2990 and incorporated herein by reference

4.1 Instruments Defining the Rights of Security Holders

•	incorporated herein by reference to page 1 of the Company’s Definitive Proxy Statement for Annual Meeting of Stockholders to be held on April 27, 2004, filed with the Securities and Exchange Commission on March 3, 2004 (File No. 000-12436)

10.1 Deferred Compensation Plan and Sample Director Agreement

•	filed as Exhibit 10(a) to the Registrant’s Registration Statement on Form 10 (File No. 0-18486), filed with the Commission on April 25, 1990 and incorporated herein by reference

10.2 Profit-Sharing Plan Dated January 1, 1979

•	filed as Exhibit 10(b) to the Registrant’s Registration Statement on Form 10 (File No. 0-18486), filed with the Commission on April 25, 1990 and incorporated herein by reference

10.3 1999 Restricted Stock Grant Plan and Restricted Stock Grant Agreement

•	filed as Exhibit 10(c) the Registrant’s Annual Report on Form 10-K (File No. 000-12436), filed with the Commission on March 30, 2001 and incorporated herein by reference

10.4 2004 Restricted Stock Grant Plan and Restricted Stock Grant Agreement

•	filed as Exhibit C to the Registrant’s Definitive Proxy Statement for Annual Meeting of Shareholders held on April 27, 2004, filed with the Securities and Exchange Commission on March 3, 2004 (File No. 000-12436) and incorporated herein by reference

10.5 Lease Agreement – Mobile Home Tracts, LLC c/o Stafford Properties, Inc. and Colony Bank Worth

•	filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10Q (File No. 000-12436), filed with Securities and Exchange Commission on November 5, 2004 and incorporated herein by reference

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

Date: May 9, 2005	/s/ James D. Minix
James D. Minix,
Chief Executive Officer

Date: May 9, 2005	/s/ Terry L. Hester
Terry L. Hester, Executive Vice President and
Chief Financial Officer