Form 10-Q/A
period 2005-03-31
COLONY BANKCORP INC
filed 2005-05-13
CIK 711669

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 is being filed to amend Exhibits 31.1 and 31.2 to replace the existing certifications with certifications which comply with current applicable regulatory requirements. No other changes have been made to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005.

PART II – OTHER INFORMATION

ITEM 6 – EXHIBITS

31.1 Certificate of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2 Certificate of Chief Financial Officer Pursuant to Section 302 of Sarbanes – Oxley Act of 2002

2

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2005	/s/ James D. Minix James D. Minix,
Chief Executive Officer

Date: May 13, 2005	/s/ Terry L. Hester Terry L. Hester, Executive Vice President and
Chief Financial Officer

3