Form 10-Q
period 2005-06-30
COLONY BANKCORP INC
filed 2005-08-05
CIK 711669

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 30, 2005	COMMISSION FILE NUMBER 0-12436

COLONY BANKCORP, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

GEORGIA	58-1492391
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE ACT)    YES  ☒    NO  ☐

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS	OUTSTANDING AT AUGUST 5, 2005
COMMON STOCK, $1 PAR VALUE	7,181,882

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE FOLLOWING FINANCIAL STATEMENTS ARE PROVIDED FOR COLONY BANKCORP, INC. AND SUBSIDIARIES: COLONY BANK OF FITZGERALD, COLONY BANK ASHBURN, COLONY BANK WILCOX, COLONY BANK OF DODGE COUNTY, COLONY BANK WORTH, COLONY BANK SOUTHEAST, COLONY MANAGEMENT SERVICES, INC., AND COLONY BANK QUITMAN, FSB.

A.	CONSOLIDATED BALANCE SHEETS – JUNE 30, 2005 AND DECEMBER 31, 2004.

B.	CONSOLIDATED STATEMENTS OF INCOME – FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004 AND FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004.

C.	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004 AND FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004.

D.	CONSOLIDATED STATEMENTS OF CASH FLOWS – FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004.

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2005 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

COLONY BANKCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2005 AND DECEMBER 31, 2004

(DOLLARS IN THOUSANDS)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS

Cash and Cash Equivalents
Cash and Due from Banks	$18,973	20,950
Federal Funds Sold	17,813	43,997

	36,786	64,947

Interest-Bearing Deposits	2,744	3,229

Investment Securities
Available for Sale, at Fair Value	109,111	112,512
Held to Maturity, at Cost (Fair Value of $86 and $81, Respectively)	86	81

	109,197	112,593

Federal Home Loan Bank Stock, at Cost	5,012	4,479

Loans Held for Sale	911	1,191

Loans	827,839	778,680
Allowance for Loan Losses	(10,119)	(10,012)
Unearned Interest and Fees	(33)	(37)

	817,687	768,631

Premises and Equipment	23,718	21,824

Other Real Estate	2,797	1,127

Goodwill	2,412	2,412

Intangible Assets	571	635

Other Assets	16,260	16,523

Total Assets	$1,018,095	$997,591

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Noninterest-Bearing	$65,856	$68,169
Interest-Bearing	793,534	782,160

	859,390	850,329

Borrowed Money
Subordinated Debentures	19,074	19,074
Other Borrowed Money	69,337	61,450

	88,411	80,524

Other Liabilities	5,037	4,975

Commitments and Contingencies
Stockholders’ Equity
Common Stock, Par Value $1 a Share, Authorized 20,000,000 Shares, Issued 7,181,882 and 5,738,343 Shares as of June 30, 2005 and December 31, 2004, Respectively	7,182	5,738
Paid-In Capital	24,011	23,713
Retained Earnings	35,101	33,119
Restricted Stock - Unearned Compensation	(423)	(210)
Accumulated Other Comprehensive Income (Loss), Net of Tax	(614)	(597)

	65,257	61,763

Total Liabilities and Stockholders’ Equity	$1,018,095	$997,591

The accompanying notes are an integral part of these statements.

COLONY BANKCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED JUNE 30, 2005 AND 2004

AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	06/30/05	06/30/04	06/30/05	06/30/04
Interest Income
Loans, including fees	$14,140	$11,537	$27,114	$22,507
Federal Funds Sold	193	54	428	138
Deposits with Other Banks	17	20	34	46
Investment Securities
U.S. Government Agencies	770	805	1,638	1,649
State, County and Municipal	64	80	118	166
Corporate Obligations	36	84	66	168
Dividends on Other Investments	47	26	81	60

	15,267	12,606	29,479	24,734

Interest Expense
Deposits	5,063	3,537	9,547	6,969
Federal Funds Purchased	7	3	7	3
Borrowed Money	952	771	1,828	1,559

	6,022	4,311	11,382	8,531

Net Interest Income	9,245	8,295	18,097	16,203
Provision for Loan Losses	1,025	865	1,833	1,845

Net Interest Income After Provision for loan Losses	8,220	7,430	16,264	14,358

Noninterest Income
Service Charges on Deposits	1,050	1,077	1,980	2,070
Other Service Charges, Commissions & Fees	169	168	353	307
Mortgage Banking Income	202	258	334	542
Other	154	101	535	230

	1,575	1,604	3,202	3,149

Noninterest Expense
Salaries and Employee Benefits	3,552	3,225	6,874	6,244
Occupancy and Equipment	925	869	1,825	1,666
Other Operating Expenses	1,891	1,887	3,978	3,599

	6,368	5,981	12,677	11,509

Income Before Income Taxes	3,427	3,053	6,789	5,998
Income Taxes	1,180	1,046	2,368	2,066

Net Income	$2,247	$2,007	$4,421	$3,932

Net Income Per Share of Common Stock
Basic	$0.31	$0.28	$0.62	$0.55

Diluted	$0.31	$0.28	$0.62	$0.55

Weighted Average Basic Shares Outstanding	7,143,741	7,134,804	7,143,741	7,127,231

Weighted Average Diluted Shares Outstanding	7,169,617	7,156,278	7,170,122	7,149,439

Per Share Data has been adjusted to reflect 5-for-4 stock split effective May 16, 2005.

The accompanying notes are an integral part of these statements.

COLONY BANKCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

THREE MONTHS ENDED JUNE 30, 2005 AND 2004

AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	06/30/05	06/30/04	06/30/05	06/30/04
Net Income	$2,247	$2,007	$4,421	$3,932

Other Comprehensive Income, Net of Tax
Gains (Losses) on Securities Arising During Year	700	(1,555)	(17)	(1,085)
Reclassification Adjustment	0	0	0	0

Unrealized Gains (Losses) on Securities	700	(1,555)	(17)	(1,085)

Comprehensive Income	$2,947	$452	$4,404	$2,847

The accompanying notes are an integral part of these statements.

COLONY BANKCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	2005	2004
CASH FLOW FROM OPERATING ACTIVITIES

Net Income	$4,421	$3,932
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	899	844
Provision for loan losses	1,833	1,845
Amortization of excess costs	64	68
Other prepaids, deferrals and accruals, net	1,018	310

Total Adjustments	3,814	3,067

Net cash provided by operating activities	8,235	6,999

CASH FLOW FROM INVESTING ACTIVITIES

Cash received in business acquistion, net	0	14,357
Purchase of FHLB stock	(533)	(330)
Purchases of securities available for sale	(14,149)	(15,687)
Proceeds from maturities, calls, and paydowns of investment securities:
Available for Sale	17,090	13,735
Held to Maturity	0	7
Decrease in interest-bearing deposits in banks	485	6,769
Increase in loans	(53,229)	(76,897)
Purchase of premises and equipment	(2,791)	(2,738)
Other real estate and repossessions	826	755
Investment in other assets	0	(140)
Cash surrender value of insurance	(103)	(125)

Net cash used by investing activities	(52,404)	(60,294)

CASH FLOW FROM FINANCING ACTIVITIES

Net increase in deposits	9,083	22,629
Net increase in Federal Funds purchased	0	610
Dividends paid	(962)	(845)
Net increase in other borrowed money	7,887	3,381
Proceeds from issuance of subordinated debentures	0	4,640

Net cash provided by financing activities	16,008	30,415

Net decrease in cash and cash equivalents	(28,161)	(22,880)
Cash and cash equivalents at beginning of period	64,947	59,723

Cash and cash equivalents at end of period	$36,786	$36,843

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

(1) Summary of Significant Accounting Policies (Continued)

Investment Securities

Investment securities are recorded under Statement of Financial Accounting Standards (SFAS) No. 115, whereby the Company classifies its securities as trading, available for sale or held to maturity. Securities that are held principally for resale in the near term are classified as trading. Trading securities are carried at fair value, with realized and unrealized gains and losses included in noninterest income. Securities acquired with both the intent and ability to be held to maturity are classified as held to maturity and reported at amortized cost. All other securities not classified as trading or held to maturity are considered available for sale.

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

Changes in Accounting Principles and Effects of New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, (“SFAS No. 154”) “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” This new standard replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statement.” Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement”. The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements.

In December 2004, the FASB issued Statement No. 123 (Revised 2004) (“SFAS No. 123R”) “Share-Based Payment,” which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Share-based compensation arrangements include share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123R requires all share-based payments to employees be valued using a fair value method on the date of grant and expensed based on that fair value over the applicable vesting period. The Company adopted the cost recognition provision of SFAS No. 123 in 1995 and has been expensing compensation cost related to its restricted plan. SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows”, requiring the benefits of tax deductions in excess of recognized compensation cost be reported as financing instead of operating cash flows. The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107, (“SAB No. 107”) which expresses the SEC’s views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. Additionally, SAB No. 107 provides guidance related to share-based payment transactions for public companies. The Company will be required to apply SFAS No. 123R as of the annual reporting period that begins after June 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements.

In November 2004, the Emerging Issues Task Force (“EITF”) published Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Task Force discussed the meaning of other-than-temporary impairment and its application to certain investments carried at cost. The Task Force requested that the FASB staff consider other impairment models within the U.S. Generally Accepted Accounting Principles (“GAAP”) when developing its views. The Task Force also

(1) Summary of Significant Accounting Policies (Continued)

Changes in Accounting Principles and Effects of New Accounting Pronouncements (continued)

requested that the scope of the impairment issue be expanded to include equity investments and investments subject to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and that the issue be addressed by the Task Force as a separate EITF issue. At the EITF meeting, the Task Force reached a consensus on one issue that certain quantitative and qualitative disclosures should be required for securities accounted for under Statement 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Board ratified the consensus on that one issue at its November 25, 2004 meeting. In September 2004, the Financial Accounting Standards Board (“FASB”) directed the FASB staff to issue two proposed FASB Staff Positions (“FSP”): Proposed FSP EITF Issue 03-1-a, which provides guidance for the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases, and Proposed FSP EITF Issue 03-1-b, which delays the effective date of Issue 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. In June 2005, the FASB reached a decision whereby they declined to provide additional guidance on the meaning of other-than-temporary impairment. The Board directed the FASB staff to issue EITF 03-1a as final and to draft a new FSP that will replace EITF 03-01. The final FSP (retitled FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”) would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements.

Restricted Stock – Unearned Compensation

In 1999, the board of directors of Colony Bankcorp, Inc. adopted a restricted stock grant plan which awards certain executive officers common shares of the Company. The maximum number of shares (split-adjusted) which may be subject to restricted stock awards is 64,701. During 2000 - 2005, 66,993 split-adjusted shares were issued under this plan, respectively. The shares are recorded at fair market value (on the date granted) as a separate component of stockholders’ equity. The cost of these shares is being amortized against earnings using the straight-line method over 3 years (the restriction period). Since the plan’s inception, 7,665 shares have been forfeited.

In April 2004, the shareholders of Colony Bankcorp, Inc. adopted a restricted stock grant plan which awards certain executive officers common shares of the Company. The maximum number of shares (split-adjusted) which may be subject to restricted stock awards is 143,500. No shares have been issued pursuant to this stock grant plan.

(2) Cash and Balances Due from Banks

Components of cash and balances due from banks are as follows as of June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
Cash on Hand and Cash Items	$9,018	$8,316
Noninterest-Bearing Deposits with Other Banks	9,955	12,634

	$18,973	$20,950

As of June 30, 2005, the Banks had required deposits of approximately $3,154 with the Federal Reserve.

(3) Investment Securities

Investment securities as of June 30, 2005 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U.S. Government Agencies
Mortgage-Backed	$73,159	$67	$(994)	$72,232
Other	27,272	42	(191)	27,123
State, County & Municipal	6,363	80	(18)	6,425
Corporate Obligations	3,085	0	(20)	3,065
Marketable Equity Securities	163	123	(20)	266

	$110,042	$312	($1,243)	$109,111

Securities Held to Maturity:
State, County and Municipal	$86	$0	$0	$86

The amortized cost and fair value of investment securities as of June 30, 2005, by contractual maturity, are shown hereafter. Expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in One Year or Less	$3,766	$3,757	$0	$0
Due After One Year Through Five Years	25,449	25,240	0	0
Due After Five Years Through Ten Years	6,289	6,384	0	0
Due After Ten Years	1,216	1,232	86	86

	36,720	36,613	86	86
Mortgage-Backed Securities	73,159	72,232	0	0
Marketable Equity Securities	163	266	0	0

	$110,042	$109,111	$86	$86

Investment securities as of December 31, 2004 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U.S. Government Agencies
Mortgage-Backed	$74,431	$106	$(1,079)	$73,458
Other	29,076	81	(103)	29,054
State, County & Municipal	6,800	98	(11)	6,887
Corporate Obligations	3,109	4	0	3,113

	$113,416	$289	$(1,193)	$112,512

Securities Held to Maturity:
State, County and Municipal	$81	$0	$0	$81

There were no proceeds from sales of investments available for sale during first and second quarter 2005 or first and second quarter 2004.

Investment securities having a carry value approximating $68,592 and $70,117 as of June 30, 2005 and December 31, 2004, respectively, were pledged to secure public deposits and for other purposes.

(3) Investment Securities (Continued)

Information pertaining to securities with gross unrealized losses at June 30, 2005 and December 31, 2004 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2005
U.S. Government Agencies
Mortgage Backed	$19,230	$(172)	$47,401	$(822)	$66,631	$(994)
Other	6,917	(54)	14,430	(137)	21,347	(191)
State, County and Municipal	748	(1)	1,422	(17)	2,170	(18)
Corporate Obligations	1,037	(14)	1,022	(6)	2,059	(20)
Marketable Equity Securities	60	(20)	0	0	60	(20)

	$27,992	$(261)	$64,275	$(982)	$92,267	$(1,243)

December 31, 2004
U.S. Government Agencies
Mortgage Backed	$31,300	$(423)	$31,391	$(656)	$62,691	$(1,079)
Other	13,811	(92)	1,180	(11)	14,991	(103)
State, County and Municipal	2,246	(11)	0	0	2,246	(11)

	$47,357	$(526)	$32,571	(667)	$79,928	$(1,193)

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

At June 30, 2005, the debt securities with unrealized losses have depreciated 1.31 percent from the Company’s amortized cost basis. These securities are guaranteed by either U.S. Government or other governments. These unrealized losses relate principally to current interest rates for similar type of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

(4) Loans

The composition of loans as of June 30, 2005 and December 31, 2004 was as follows:

	June 30, 2005	December 31, 2004
Commercial, Financial and Agricultural	$58,645	$44,284
Real Estate – Construction	132,366	100,774
Real Estate – Farmland	38,170	38,246
Real Estate – Other	510,939	500,869
Installment Loans to Individuals	70,077	73,685
All Other Loans	17,642	20,822

	$827,839	$778,680

Nonaccrual loans are loans for which principal and interest are doubtful of collection in accordance with original loan terms and for which accruals of interest have been discontinued due to payment delinquency. Nonaccrual loans totaled $9,472 and $7,856 as of June 30, 2005 and December 31, 2004, respectively and total recorded investment in loans past due 90 days or more and still accruing interest approximated $6 and $953, respectively.

(5) Allowance for Loan Losses

Transactions in the allowance for loan losses are summarized below for six months ended June 30, 2005 and June 30, 2004 as follows:

	June 30, 2005	June 30, 2004
Balance, Beginning	$10,012	$8,516
Provision Charged to Operating Expenses	1,833	1,845
Loans Charged Off	(1,900)	(788)
Loan Recoveries	174	104

Balance, Ending	$10,119	$9,677

(6) Premises and Equipment

Premises and equipment are comprised of the following as of June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
Land	$6,088	$4,889
Building	16,424	16,418
Furniture, Fixtures and Equipment	11,226	10,821
Leasehold Improvements	974	967
Construction in Progress	1,600	455

	36,312	33,550

Accumulated Depreciation	(12,594)	(11,726)

	$23,718	$21,824

Depreciation charged to operations totaled $899 and $844 for June 30, 2005 and June 30, 2004, respectively.

Certain Company facilities and equipment are leased under various operating leases. Rental expense approximated $108 and $77 for six months ended June 30, 2005 and June 30, 2004.

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

(8) Deposits

The aggregate amount of overdrawn deposit accounts reclassified as loan balances totaled $794 and $462 as of June 30, 2005 and December 31, 2004.

Components of interest-bearing deposits as of June 30, 2005 and December 31, 2004 are as follows:

	June 30, 2005	December 31, 2004
Interest-Bearing Demand	$152,982	$167,320
Savings	38,909	38,862
Time, $100,000 and Over	222,771	203,886
Other Time	378,872	372,092

	$793,534	$782,160

(8) Deposits (Continued)

The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of one hundred thousand was approximately $200,511 and $180,731 as of June 30, 2005 and December 31, 2004, respectively.

As of June 30, 2005 and December 31, 2004, the scheduled maturities of certificates of deposits are as follows:

Maturity	June 30, 2005	December 31, 2004
One Year and Under	$519,354	$511,310
One to Three Years	62,691	44,752
Three Years and Over	19,598	19,916

	$601,643	$575,978

(9) Other Borrowed Money

Other borrowed money at June 30, 2005 and December 31, 2004 is summarized as follows:

	June 30, 2005	December 31, 2004
Federal Home Loan Bank Advances	$67,500	$61,000
The Banker’s Bank Note Payable (1)	337	450
The Banker’s Bank (2)	1,500	0

	$69,337	$61,450

Advances from the Federal Home Loan Bank (FHLB) have maturities ranging from 2005 to 2013 and interest rates ranging from 2.46 percent to 5.93 percent. Under the Blanket Agreement for Advances and Security Agreement with the FHLB, residential first mortgage loans and cash balances held by the FHLB are pledged as collateral for the FHLB advances outstanding. At June 30, 2005, the Company had available line of credit commitments totaling $97,274, of which $29,774 was available.

(1)	The Banker’s Bank note payable was renewed on January 7, 2003 for $1,113 at a rate of the Wall Street Prime minus one half percent. Payments are due monthly with the entire unpaid balance due January 7, 2007. The debt is secured by all furniture, fixtures, machinery, equipment and software of Colony Management Services, Inc. Colony Bankcorp, Inc. guarantees the debt.

(2)	The Banker’s Bank note payable originated on June 1, 2005 at a rate of Wall Street Prime minus 0.75 percent with a maturity date of June 1, 2006. Interest only payments will be made quarterly. Any outstanding principal and accrued interest will be due and payable at maturity. Collateral is a negative pledge of Colony Bank Wilcox stock.

The aggregate stated maturities of other borrowed money at June 30, 2005 are as follows:

Year	Amount
2005	$4,129
2006	11,708
2007	2,500
2008	16,000
2009 and Thereafter	35,000

$69,337

(10) Subordinated Debentures (Trust Preferred Securities)

During the first quarter of 2002, the Company formed a subsidiary whose sole purpose was to issue $9,000 in Trust Preferred Securities through a pool sponsored by FTN Financial Capital Markets. The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions. At June 30, 2005, the floating-rate securities had a 7.07 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 3.60 percent.

During the fourth quarter of 2002, the Company formed a second subsidiary whose sole purpose was to issue $5,000 in Trust Preferred Securities through a pool sponsored by FTN Financial Capital Markets. The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions. At June 30, 2005, the floating-rate securities had a 6.72 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 3.25 percent.

(10) Subordinated Debentures (Trust Preferred Securities) (Continued)

During the second quarter of 2004, the Company formed a third subsidiary whose sole purpose was to issue $4,500 in Trust Preferred Securities through a pool sponsored by FTN Financial Capital Markets. The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions. At June 30, 2005, the floating rate securities had a 6.10 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 2.68 percent.

The Trust Preferred Securities are recorded as subordinated debentures on the consolidated balance sheets, but subject to certain limitations, qualify as Tier 1 Capital for regulatory capital purposes. The proceeds from the offering were used to fund the cash portion of the Quitman acquisition, payoff holding company debt, and inject capital into bank subsidiaries.

On December 31, 2003, the Company retroactively implemented FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, resulting in the deconsolidation of Colony Bankcorp Statutory Trusts I and II. The implementation of this interpretation resulted in Colony’s $434 investment in the common equity of the trusts being included in the consolidated balance sheets as other assets and the interest income and interest expense received from and paid to the trusts, respectively, being included in the consolidated statements of income as other income and interest expense. The increase to other income and interest expense totaled $18 and $10 for the six months ended June 30, 2005 and June 30, 2004, respectively.

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

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with related fees received from potential borrowers, are to be recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates. The Company has not recorded rate lock commitments as derivative assets or liabilities as of June 30, 2005 as the effects did not have a material effect upon the consolidated financial statements.

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

At June 30, 2005 and December 31, 2004 the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	June 30, 2005	December 31, 2004
Loan Commitments	$98,143	$85,094
Standby Letters of Credit	2,212	1,829
Performance Letter of Credit	301	329

(13) Commitments and Contingencies (Continued)

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

Purchase Commitments. The Company has signed a contract for approximately $991 for the construction of a Savannah office. As of June 30, 2005 the Company has paid $507 toward construction in progress. The Company has also signed a contract for approximately $759 for construction of a second office in Warner Robins. As of June 30, 2005, the Company has paid $148 toward construction in progress. The Company has also purchased real estate in Columbus, Georgia for the purpose of constructing an office. No contracts have been signed for construction as of June 30, 2005.

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

Liabilities accrued under the plans totaled $1,106 and $921 as of June 30, 2005 and December 31, 2004, respectively. Benefit payments under the contracts were $84 and $88 for the six month period ended June 30, 2005 and June 30, 2004, respectively. Provisions charged to operations totaled $269 and $110 for the six month period ended June 30, 2005 and June 30, 2004 respectively.

Fee income recognized with deferred compensation plans totaled $266 and $64 for six month period ended June 30, 2005 and June 30, 2004, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The amounts and ratios as defined in regulations are presented hereafter. Management believes, as of June 30, 2005, the Company meets all capital adequacy requirements to which it is subject under the regulatory framework for prompt corrective action. In the opinion of management, there are no conditions or events since prior notification of capital adequacy from the regulators that have changed the institution’s category.

(15) Regulatory Capital Matters (Continued)

The following table summarizes regulatory capital information as of June 30, 2005 and December 31, 2004 on a consolidated basis and for each significant subsidiary, as defined.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2005

Total Capital to Risk-Weighted Assets
Consolidated	$91,553	11.18%	$65,529	8.00%	$81,912	10.00%
Fitzgerald	15,813	11.20	11,295	8.00	14,118	10.00
Ashburn	27,628	11.27	19,615	8.00	24,519	10.00
Worth	12,969	10.46	9,916	8.00	12,396	10.00
Southeast	12,609	10.54	9,574	8.00	11,968	10.00
Quitman	10,658	12.14	7,025	8.00	8,782	10.00

Tier 1 Capital to Risk-Weighted Assets
Consolidated	$81,388	9.94%	$32,765	4.00%	$49,147	6.00%
Fitzgerald	14,046	9.95	5,647	4.00	8,471	6.00
Ashburn	24,660	10.06	9,808	4.00	14,711	6.00
Worth	11,416	9.21	4,958	4.00	7,437	6.00
Southeast	11,549	9.65	4,787	4.00	7,181	6.00
Quitman	9,672	11.01	3,513	4.00	5,269	6.00

Tier 1 Capital to Average Assets
Consolidated	$81,388	8.08%	$40,295	4.00%	$50,369	5.00%
Fitzgerald	14,046	7.96	7,061	4.00	8,826	5.00
Ashburn	24,660	8.02	12,306	4.00	15,382	5.00
Worth	11,416	7.41	6,161	4.00	7,701	5.00
Southeast	11,549	8.80	5,252	4.00	6,565	5.00
Quitman	9,672	7.99	4,843	4.00	6,054	5.00

(15) Regulatory Capital Matters (Continued)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004

Total Capital to Risk-Weighted Assets
Consolidated	$87,446	11.35%	$61,620	8.00%	$77,025	10.00%
Fitzgerald	15,024	11.55	10,407	8.00	13,009	10.00
Ashburn	26,709	11.01	19,413	8.00	24,266	10.00
Worth	12,398	10.24	9,687	8.00	12,108	10.00
Southeast	10,686	10.59	8,075	8.00	10,093	10.00
Quitman	10,049	12.90	6,232	8.00	7,790	10.00

Tier 1 Capital to Risk-Weighted Assets
Consolidated	$77,813	10.10%	$30,810	4.00%	$46,215	6.00%
Fitzgerald	13,396	10.30	5,204	4.00	7,805	6.00
Ashburn	23,674	9.76	9,706	4.00	14,559	6.00
Worth	10,882	8.99	4,843	4.00	7,265	6.00
Southeast	9,560	9.47	4,037	4.00	6,056	6.00
Quitman	9,230	11.85	3,116	4.00	4,674	6.00

Tier 1 Capital to Average Assets
Consolidated	$77,813	7.88%	$39,488	4.00%	$49,360	5.00%
Fitzgerald	13,396	8.02	6,680	4.00	8,350	5.00
Ashburn	23,674	7.56	12,521	4.00	15,652	5.00
Worth	10,882	6.93	6,277	4.00	7,846	5.00
Southeast	9,560	8.26	4,628	4.00	5,785	5.00
Quitman	9,230	8.49	4,349	4.00	5,436	5.00

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

Following is a condensed balance sheet showing fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

Cash, Due from Banks and Federal Funds Sold	$14,357
Loans, Net	16,760
Premises and Equipment	2,188
Goodwill Arising in Acquisition	1,964
Core Deposit Intangible	536
Other Assets	54
Deposits	(35,804)
Other Liabilities	(55)

Net Assets Acquired	$—

(16) Business Combination (Continued)

The following proforma information is based on the assumption that the acquisition took place as of January 1, 2004:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Interest Income	$15,267	$12,606	$29,479	$25,049
Interest Expense	6,022	4,311	11,382	8,658
Net Income	2,247	2,007	4,421	4,005
Earnings Per Share
Basic	$0.31	$0.28	$0.62	$0.56
Diluted	$0.31	$0.28	$0.62	$0.56
Weighted Average Shares - Basic	7,143,741	7,134,804	7,143,741	7,127,231
Weighted Average Shares - Diluted	7,169,617	7,156,278	7,170,122	7,149,439

(17) Financial Information of Colony Bankcorp, Inc. (Parent Only)

The parent company’s balance sheets as of June 30, 2005 and December 31, 2004 and the related statements of income and comprehensive income and cash flows are as follows:

COLONY BANKCORP, INC. (PARENT ONLY)

BALANCE SHEETS

FOR PERIOD ENDED JUNE 30, 2005 AND DECEMBER 31, 2004

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash	$217	$163
Premises and Equipment, Net	1,122	1,102
Investment in Subsidiaries, at Equity	84,403	79,540
Other	861	703

Totals Assets	$86,603	$81,508

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Dividends Payable	503	$473
Other	269	198

	772	671

Other Borrowed Money	1,500	0

Subordinated Debt	19,074	19,074

Stockholders’ Equity
Common Stock, Par Value $1 a Share; Authorized 20,000,000 Shares, Issued 7,181,882 and 5,738,343 Shares as of June 30, 2005 and December 31, 2004, Respectively	7,182	5,738
Paid-In Capital	24,011	23,713
Retained Earnings	35,101	33,119
Restricted Stock - Unearned Compensation	(423)	(210)
Accumulated Other Comprehensive Income (Loss), Net of Tax	(614)	(597)

	65,257	61,763

Total Liabilities and Stockholders’ Equity	$86,603	$81,508

(17) Financial Information of Colony Bankcorp, Inc. (Parent Only) (continued)

COLONY BANKCORP, INC. (PARENT ONLY)

STATEMENT OF INCOME AND COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

(UNAUDITED)

	JUNE 30, 2005	JUNE 30, 2004
Income
Dividends from Subsidiaries	$1,868	$1,810
Other	35	31

	1,903	1,841

Expenses
Interest	591	359
Salaries and Employee Benefits	521	396
Other	374	321

	1,486	1,076

Income Before Taxes and Equity in Undistributed Earnings of Subsidiaries	417	765
Income Tax (Benefits)	(474)	(341)

Income Before Taxes and Equity in Undistributed Earnings of Subsidiaries	891	1,106
Equity in Undistributed Earnings of Subsidiaries	3,530	2,826

Net Income	4,421	3,932

Other Comprehensive Income, Net of Tax
Losses on Securities Arising During Year	(17)	(1,085)
Reclassification Adjustment	0	0

Unrealized Losses in Securities	(17)	(1,085)

Comprehensive Income	$4,404	$2,847

(17) Financial Information of Colony Bankcorp, Inc. (Parent Only) (continued)

COLONY BANKCORP, INC. (PARENT ONLY)

STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

(UNAUDITED)

	2005	2004
Cash Flows from Operating Activities
Net Income	$4,421	$3,932
Adjustments to Reconcile Net Income to Net Cash Provided from Operating Activities
Depreciation and Amortization	45	40
Equity in Undistributed Earnings of Subsidiary	(3,530)	(2,826)
Other	(20)	(54)

	916	1,092

Cash Flows from Investing Activities
Capital Infusion in Subsidiary	(1,350)	(2,300)
Purchases of Premises and Equipment	(50)	(10)
Investment in Statutory Trust	0	(140)

	(1,400)	(2,450)

Cash Flows from Financing Activities
Dividends Paid	(962)	(845)
Principal Payments on Notes and Debentures	0	(1,000)
Proceeds from Notes	1,500	0
Proceeds from Subordinated Debt	0	4,640

	538	2,795

Increase in Cash	54	1,437
Cash, Beginning	163	15

Cash, Ending	$217	$1,452

(18) Earnings Per Share

SFAS No. 128 establishes standards for computing and presenting basic and diluted earnings per share. Basic earnings per share is calculated and presented based on income available to common stockholders divided by the weighted average number of shares outstanding during the reporting periods. Diluted earnings per share reflects the potential dilution of restricted stock. The following presents earnings per share for the six months ended June 30, 2005 and 2004, respectively, under the requirements of Statement 128:

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
	Income Numerator	Common Shares Denominator	EPS	Income Numerator	Common Shares Denominator	EPS
Basic EPS
Income Available to Common Stockholders	$2,247	7,144	$0.31	$2,007	7,135	$0.28

Dilutive Effect of Potential Common Stock
Restricted Stock		26			21

Diluted EPS
Income Available to Common Stockholders After Assumed Conversions of Dilutive Securities	$2,247	7,170	$0.31	$2,007	7,156	$0.28

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
	Income Numerator	Common Shares Denominator	EPS	Income Numerator	Common Shares Denominator	EPS
Basic EPS
Income Available to Common Stockholders	$4,421	7,144	$0.62	$3,932	7,127	$0.55

Dilutive Effect of Potential Common Stock
Restricted Stock		26			22

Diluted EPS
Income Available to Common Stockholders After Assumed Conversions of Dilutive Securities	$4,421	7,170	$0.62	$3,932	7,149	$0.55

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

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of June 30, 2005 and 2004, and results of operations for each of three months and six months in the periods ended June 30, 2005 and 2004. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report. All of the acquisitions during the reported periods were accounted for as purchase transactions, and as such, their related results of operations are included from the date of acquisition.

Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 34 percent federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.

Dollar amounts in tables are stated in thousands, except for per share amounts.

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets. Net income totaled $2.247 million, or $0.31 diluted per common share, in three months ended June 30, 2005 compared to $2.007 million, or $0.28 diluted per common share, in three months ended June 30, 2004 and net income totaled $4.421 million or $0.62 diluted per common share in six months ended June 30, 2005 compared to $3.932 million, or $0.55 diluted per common share, in six months ended June 30, 2004.

Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Taxable-equivalent net interest income	$9,303	$8,361	18,208	16,342
Taxable-equivalent adjustment	58	66	111	139

Net interest income	9,245	8,295	18,097	16,203
Provision for possible loan losses	1,025	865	1,833	1,845

Non-interest income	1,575	1,604	3,202	3,149
Non-interest expense	6,368	5,981	12,677	11,500

Income before income taxes	3,427	3,053	6,789	5,998
Income Taxes	1,180	1,046	2,368	2,066

Net income	$2,247	$2,007	$4,421	$3,932

Basic per common share:
Net income	$0.31	$0.28	$0.62	$0.55
Diluted per common share:
Net income	$0.31	$0.28	$0.62	$0.55
Return on average assets:
Net income	0.89%	0.87%	0.88%	0.87%
Return on average equity:
Net income	13.98%	13.81%	13.95%	13.66%

Income from operations for three months ended June 30, 2005 increased $0.24 million, or 11.96 percent, compared to the same period in 2004. The increase was primarily the result of a $0.95 million increase in net interest income, a decrease of $0.03 million in non-interest income, an increase of $0.16 million in the provision for loan losses, a $0.39 million increase in non-interest expense and a $0.13 million increase in income tax expense.

Income from operations for six months ended June 30, 2005 increased $0.49 million, or 12.44 percent compared to the same period in 2004. The increase was primarily the result of a $1.89 million increase in net interest income and an increase of $0.05 in non-interest income. These positive impacts were partly offset by $1.17 million increase in non-interest expense and $0.30 million increase in income tax expense.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 55.37 percent of total revenue for six months ended June 30, 2005 and 58.11 percent for the same period a year ago.

Net interest margin is the taxable-equivalent net interest income as a percentage of average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Company’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, began 2001 at 9.50 percent and decreased 150 basis points in the first quarter, decreased 125 basis points in the second quarter, decreased 75 basis points in the third quarter and decreased 125 basis points in the fourth quarter to end the year at 4.75 percent. During 2002, the prime rate remained at 4.75 percent until the fourth quarter when the rate decreased 50 basis points to 4.25 percent. During 2003, the prime rate remained at 4.25 percent until the end of the second quarter, when the rate decreased 25 basis points to 4.00 percent. During 2004, the prime rate increased 100 basis points to 5.00 percent and during first half of 2005 increased another 125 basis points to 6.25 percent. The federal funds rate, which is the cost of immediately available overnight funds, decreased in a similar manner. It began 2001 at 6.50 percent and decreased 475 basis points over the course of the year, and began 2002 at 1.75 percent and decreased 50 basis points in the fourth quarter. During 2003, the federal funds rate remained at 1.25 percent until the end of the second quarter, when the rate decreased 25 basis points to 1.00 percent. During 2004, the federal funds rate increased 100 basis points to 2.00 percent and during first half of 2005 increased another 125 basis points to 3.25 percent. It is anticipated that future interest rate hikes will occur during the balance of 2005.

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

Rate/Volume Analysis

The rate/volume analysis presented hereafter illustrates the change from June 30, 2004 to June 30, 2005 for each component of the taxable equivalent net interest income separated into the amount generated through volume changes and the amount generated by changes in the yields/rates.

	Changes from June 30, 2004 to June 30, 2005 (1)
($ in thousands)	Volume	Rate	Total
Interest Income
Loans, Net-taxable	$3,253	$1,350	$4,603

Investment Securities
Taxable	35	(147)	(112)
Tax-exempt	(66)	(7)	(73)

Total Investment Securities	(31)	(154)	(185)

Interest-Bearing Deposits in other Banks	(34)	22	(12)

Funds Sold	14	276	290

Other Interest - Earning Assets	33	(12)	21

Total Interest Income	3,235	1,482	4,717

Interest Expense
Interest-Bearing Demand and Savings Deposits	27	77	104
Time Deposits	910	1,564	2,474

Other Interest-Bearing Liabilities
Funds Purchased and Securities Under Agreement to Repurchase	1	3	4
Subordinated Debentures	99	144	243
Other Debt	59	(33)	26

Total Interest Expense	1,096	1,755	2,851

Net Interest Income	$2,139	$(273)	$1,866

(1)	Changes in net interest income for the periods, based on either changes in average balances or changes in average rates for interest-earning assets and interest-bearing liabilities, are shown on this table. During each year. there are numerous and simultaneous balance and rate changes; therefore, it is not possible to precisely allocate the changes between balances and rates. For the purpose of this table, changes that are not exclusively due to balance changes or rate changes have been attributed to rates.

Our financial performance is impacted by, among other factors, interest rate risk and credit risk. We do not utilize derivatives to mitigate our interest rate or credit risk, relying instead on an extensive loan review process and our allowance for loan losses.

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

The Company maintains about 41 percent of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years. The liabilities to fund assets are primarily in short term certificate of deposits that mature within one year. This balance sheet composition has allowed the Company to be relatively constant with its net interest margin the past several years, though the unprecedented 475 basis point decrease by U.S. Federal Reserve in 2001, 50 basis point decrease in 2002 and 25 basis point decrease in 2003 resulted in significant net interest margin pressure. Net interest margin increased to 3.83 percent for six months ended June 30, 2005 compared to 3.82 percent for the same period a year ago. We anticipate slight improvement or a flat margin for the balance of 2005 given the Federal Reserve’s present increased interest rates forecast for the balance of 2005.

Taxable-equivalent net interest income for six months ended June 30, 2005 increased $1.87 million, or 11.42 percent compared to the same period a year ago. The significant fluctuation between the comparable periods resulted from the positive impact of growth in the average volume of earning assets that was partially offset by the negative impact of increasing average interest rates. The average volume of earning assets during six months ended June 30, 2005 increased almost $97 million compared to the same period a year ago while over the same period the net interest margin increased by 1 basis point from 3.82 percent to 3.83 percent. Growth in average earning assets during 2005 and 2004 was primarily in loans. The slight increase in the net interest margin in 2005 was primarily the result of increased volume and interest rate pricing on loans and deposits.

The average volume of loans increased $100.5 million in six months ended June 30, 2005 compared to the same period a year ago. The average yield on loans increased 34 basis points in six months ended June 30, 2005 compared to the same period a year ago. Funding for this growth was primarily provided by deposit growth. The average volume of deposits increased $86.5 million in six months ended June 30, 2005 compared to the same period a year ago. Interest-bearing deposits made up 96.1 percent of the growth in average deposits in six months ended June 30, 2005. Accordingly, the ratio of average interest-bearing deposits to total average deposits was 92.2 percent in six months ended June 30, 2005 compared to 91.7 percent in the same period a year ago. This deposit mix, combined with a general increase in market rates, had the effect of (i) increasing the average cost of total deposits by 42 basis points in six months ended June 30, 2005 compared to the same period a year ago and, (ii) mitigating a portion of the impact of increasing yields on earning assets on the Company’s net interest income.

The Company’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.60 percent in six months ended June 30, 2005 compared to 3.63 percent in the same period a year ago. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

Provision for Possible Loan Losses

The provision for possible loan losses is determined by management as the amount to be added to the allowance for possible loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for possible loan losses totaled $1.833 million in six months ended June 30, 2005 compared to $1.845 million in same period a year. See the section captioned “Allowance for Possible Loan Losses” elsewhere in this discussion for further analysis of the provision for possible loan losses.

Non-Interest Income

The components of non-interest income were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Service charges on deposit accounts	$1,050	$1,077	$1,980	$2,070
Other charges, commissions and fees	169	168	353	307
Other	154	101	535	230
Mortgage banking income	202	258	334	542

Total	$1,575	$1,604	$3,202	$3,149

Total non-interest income for three months ended June 30, 2005 decreased $29 thousand, or 1.81 percent compared to the same period a year ago. Total interest income for six months ended June 30, 2005 increased $53 thousand, or 1.68 percent compared to the same period a year ago. Growth in non-interest income over the comparable periods was primarily in other income while mortgage banking fees decreased significantly over the comparable periods. Changes in these items and the other components of non-interest income are discussed in more detail below.

Service Charges on Deposit Accounts. Service charges on deposit accounts for three months ended June 30, 2005 decreased $27 thousand, or 2.51 percent, compared to the same period a year ago. The decrease was primarily due to a reduction in overdraft fees, which were mostly related to consumer and commercial accounts. Service charges on deposit accounts for six months ended June 30, 2005 decreased $90 thousand, or 4.35 percent, compared to the same period a year ago. As with the three month period, the decrease was primarily due to a reduction in overdraft fees, which was mostly related to consumer and commercial accounts.

Mortgage Banking Fees. Mortgage banking fees for three months ended June 30, 2005 decreased $56 thousand, or 21.71 percent, compared to the same period a year ago. The decrease was primarily due to decreased mortgage loan activity during second quarter 2005 that was primarily attributable to a decrease in mortgage loan refinancing. Mortgage banking fees for six months ended June 30, 2005 decreased $208 thousand, or 38.38 percent, compared to the same period a year ago. The decrease was primarily due to decreased mortgage loan activity during the first half of 2005 that was again primarily attributable to a decrease in mortgage loan refinancing. The company anticipates mortgage loan refinancing to trend downward in future years as most borrowers have already refinanced to historical low rates.

All Other Non-Interest Income. Other charges commissions and fees and other income for three months ended June 30, 2005 increased $54 thousand, or 20 percent, compared to the same period a year ago. ATM fees increased $38 thousand over the comparable year ago period to account for most of the change. All other non-interest income for six months ended June 30, 2005 increased $351 thousand, or 65.36 percent, compared to the same period a year ago. ATM fees increased $81 thousand over the comparable year ago period while the demutualization of insurance companies that provide insurance for our deferred compensation plan accounted for an increase of $201 thousand to primarily account for the increase over the same year ago period.

Non-Interest Expense

The components of non-interest expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Salaries and employee benefits	$3,552	$3,225	$6,874	$6,244
Occupancy and equipment	925	869	1,825	1,666
Other operating expenses	1,891	1,887	3,978	3,599

Total	$6,368	$5,981	$12,677	$11,509

Total non-interest expense for three months ended June 30, 2005 increased $387 thousand, or 6.47 percent, compared to the same period a year ago. Growth in non-interest expense in three months ended June 30, 2005 was primarily in salaries, employee benefits, occupancy and equipment expense and other non-interest expenses. Total non-interest expense for six months ended June 30, 2005 increased $1.168 million, or 10.15 percent, compared to the same period a year ago. As with the three month period, growth in non-interest expense for the six month period ended June 30, 2005 was primarily in salaries, employee benefits, occupancy and equipment expense and other non-interest expenses. These items and the changes in the various components of non-interest expense are discussed in more detail below.

Salaries and Employee Benefits. Salaries and employee benefits expense for three months ended June 30, 2005 increased $327 thousand, or 10.14 percent, compared to the same period a year ago. The increase is primarily related to increases in headcount and merit increases as a result of new offices with the Company’s denovo branch expansions. The Company opened three new offices during 2004 and acquired one branch office during 2004 and have opened one new office in 2005. Salaries and employee benefits expense for six months ended June 30, 2005 increased $630 thousand, or 10.09 percent, compared to the same year ago period. The increases are due primarily to increases in head count and merit increases as the Company opened three new offices during 2004, acquired one branch office in 2004 and opened one new office in 2005.

Occupancy and Equipment. Net occupancy expense for three months ended June 30, 2005 increased $56 thousand, or 6.44 percent, compared to the same period a year ago. The company experienced increased net occupancy and equipment expense for the three months ended June 30, 2005 resulting from new offices opened during 2004 and 2005. Net occupancy expense for six months ended June 30, 2005 increased $159 thousand, or 9.54 percent, compared to the same period a year ago. Again, the company experienced increased net occupancy and equipment expense due to new offices opened in 2004 and 2005. The impact of new offices and additional leasing of office space resulted in higher building maintenance, insurance and utilities cost and higher depreciation expense on building and equipment for both periods.

All Other Non-Interest Expense. All other non-interest expense for three months ended June 30, 2005 increased $4 thousand, or 0.21 percent, compared to the same period a year ago. There were no significant differences in non-interest expenses for the three month period ended June 30, 2005 compared to the same year ago period. All other non-interest expense for six months ended June 30, 2005 increased $379 thousand, or 10.53 percent, compared to the same period a year ago. The increase is primarily due to additional overhead associated with new offices opened. In addition, legal and professional fees increased $43 thousand, city, county and state taxes increased $34 thousand, stationary and supplies increased $21 thousand and deferred compensation expense increased $160 thousand to primarily account for additional increases for six months ended June 30, 2005 compared to the same period a year ago.

Sources and Uses of Funds

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the assets in which those funds are invested as a percentage of the Company’s average total assets for the period indicated. Average assets totaled $1,004 million in six months ended June 30, 2005 compared to $903 million in three months ended June 30, 2004.

	Six Months Ended June 30,
	2005		2004
Source of Funds:
Deposits:
Noninterest –Bearing	$66,647	6.64%	$63,192	7.00%
Interest-Bearing	785,718	78.26	702,625	77.79
Federal Funds Purchased	392	0.04	334	0.04
Long-term Debt and Other Borrowings	82,780	8.25	75,582	8.37
Other Noninterest-Bearing Liabilities	5,001	0.50	3,887	0.43
Equity Capital	63,386	6.31	57,571	6.37

Total	$1,003,924	100.00%	$903,191	100.00%

Uses of Funds:
Loans	$787,735	78.47%	$688,383	76.22%
Securities	113,295	11.28	113,862	12.61
Federal Funds Sold	33,009	3.29	29,902	3.31
Interest-Bearing Deposits in Other Banks	2,709	0.27	10,166	1.13
Other Interest-Earning Assets	4,710	0.47	3,041	0.33
Other Noninterest-Earning Assets	62,466	6.22	57,837	6.40

Total	$1,003,924	100.00%	$903,191	100.00%

Deposits continue to be the Company’s primary source of funding. Over the comparable periods, the relative mix of deposits continues to be high in interest-bearing deposits. Interest-bearing deposits totaled 92.18 percent of total average deposits in six months ended June 30, 2005 compared to 91.75 percent in the same period a year ago.

The Company primarily invests funds in loans and securities. Loans continue to be the largest component of the Company’s mix of invested assets. Loan demand continues to be strong as total loans were $828 million at June 30, 2005, up 6.29 percent, compared to loans of $779 million at December 31, 2004. See additional discussion regarding the Company’s loan portfolio in the section captioned “Loans” included elsewhere in this discussion. The majority of funds provided by deposit growth have been invested in loans.

Loans

The following table presents the composition of the Company’s loan portfolio as of June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
Commercial, Financial and Agricultural	$58,645	$44,284
Real Estate
Construction	132,366	100,774
Mortgage, Farmland	38,170	38,245
Mortgage, Other	510,939	500,869
Consumer	70,077	73,685
Other	17,642	20,823

	827,839	778,680
Unearned Discount	(33)	(37)
Allowance for Loan Losses	(10,119)	(10,012)

Loans	$817,687	$768,631

The following table presents total loans as of June 30, 2005 according to maturity distribution and/or repricing opportunity on adjustable rate loans:

Maturity and Repricing Opportunity	($ in Thousands)
One Year or Less	$544,605
After One Year through Three Years	206,145
After Three Years through Five Years	66,477
Over Five Years	10,612

$827,839

Overview. Loans totaled $828 million at June 30, 2005, up 6.29 percent from December 31, 2004 loans of $779 million. The majority of the Company’s loan portfolio is comprised of the real estate loans-other, real estate construction and installment loans to individuals. Real estate-other, which is primarily 1-4 family residential properties and nonfarm nonresidential properties, made up 61.72 percent and 64.32 percent of total loans, real estate construction made up 15.99 percent and 12.94 percent, while installment loans to individuals made up 8.47 percent and 9.46 percent of total loans at June 30, 2005 and December 31, 2004, respectively. Real estate loans-other include both commercial and consumer balances.

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

Commercial, Financial and Agricultural. Commercial, financial and agricultural loans at June 30, 2005 increased 32.43 percent from December 31, 2004 to $58.6 million. The Company’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Company’s loan policy guidelines.

Industry Concentrations. As of June 30, 2005 and December 31, 2004, there were no concentrations of loans within any single industry in excess of 10 percent of total loans, as segregated by Standard Industrial Classification code (“SIC code”). The SIC code is a federally designed standard industrial numbering system used by the Company to categorize loans by the borrower’s type of business.

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

Large Credit Relationships. Colony is currently in eighteen counties in South and Central Georgia and include metropolitan markets in Doughtery, Lowndes, Houston, Chatham and Muscogee counties. As a result, the Company originates and maintains large credit relationships with several commercial customers in the ordinary course of business. The Company considers large credit relationships to be those with commitments equal to or in excess of $5.0 million prior to any portion being sold. Large relationships also include loan participations purchased if the credit relationship with the agent is equal to or in excess of $5.0 million. In addition to the Company’s normal policies and procedures related to the origination of large credits, the Company’s Central Credit Committee must approve all new and renewed credit facilities which are part of large credit relationships. The following table provides additional information on the Company’s large credit relationships outstanding at year end.

	June 30, 2005			December 31, 2004
		Period End Balances			Period End Balances
	Number of Relationships	Committed	Outstanding	Number of Relationships	Committed	Outstanding
Large Credit Relationships:
$10 million and greater	1	$13,285	$11,018	1	$11,264	$10,461
$5 million to $9.9 million	6	$33,069	$28,824	4	$24,293	$21,722

Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table presents the maturity distribution of the Company’s loans at June 30, 2005. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate.

	Due in One Year or Less	After One, but Within Three Years	After Three, but Within Five Years	After Five Years	Total
Loans with fixed interest rates	$213,093	$202,253	$65,313	$10,612	$491,271
Loans with floating interest rates	331,512	3,892	1,164	0	336,568

Total	$544,605	$206,145	$66,477	$10,612	$827,839

The Company may renew loans at maturity when requested by a customer whose financial strength appears to support such renewal or when such renewal appears to be in the Company’s best interest. In such instances, the Company generally requires payment of accrued interest and may adjust the rate of interest, require a principal reduction or modify other terms of the loan at the time of renewal.

Non-Performing Assets and Potential Problem Loans

Non-performing assets and accruing past due loans as of June 30, 2005 and December 31, 2004 were as follows:

	June 30, 2005	December 31, 2004
Loans accounted for on nonaccrual	$9,472	$7,856
Loans past due 90 days or more	6	953
Other real estate foreclosed	2,797	1,127

Total non-performing assets	$12,275	$9,936

Non-performing assets as a percentage of:
Total loans and foreclosed assets	1.48%	1.27%
Total assets	1.21%	1.00%
Accruing past due loans:
30-89 days past due	$10,241	$8,302
90 or more days past due	6	953

Total accruing past due loans	$10,247	$9,255

Non-performing assets include non-accrual loans, loans past due 90 days or more, restructured loans and foreclosed real estate. Non-performing assets at June 30, 2005 increased 23.54 percent from December 31, 2004.

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

	June 30, 2005		December 31, 2004
	Reserve	%*	Reserve	%*
Commercial, Financial and Agricultural	$3,036	7%	$3,004	6%
Real Estate – Construction	607	16%	501	13%
Real Estate – Farmland	506	5%	501	5%
Real Estate – Other	3,238	62%	3,304	64%
Loans to Individuals	2,024	8%	2,002	9%
All other Loans	708	2%	700	3%

Total	$10,119	100%	$10,012	100%

*	Loan balance in each category expressed as a percentage of total end of period loans.

Activity in the allowance for loan losses is presented in the following table. There were no charge-offs or recoveries related to foreign loans during any of the periods presented.

The following table presents an analysis of the Company’s loan loss experience for the periods indicated.

($ in thousands)	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
Allowance for Loan Losses at Beginning of Quarter	$10,171	$9,082

Charge-Off
Commercial, Financial and Agricultural	191	82
Real Estate	360	62
Consumer	596	150
All Other	66	32

	1,213	326

Recoveries
Commercial, Financial and Agricultural	91	26
Real Estate	1	2
Consumer	24	28
All Other	20	0

	136	56

Net Charge-Offs	1,077	270

Provision for Loan Losses	1,025	865

Allowance for Loan Losses at End of Quarter	$10,119	$9,677

Ratio of Net Charge-Offs to Average Loans	0.13%	0.04%

The allowance for possible loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The provision for possible loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for possible loan losses increased $160 thousand from $865 thousand in three months ended June 30, 2004 to $1,025 thousand in three months ended June 30, 2005. Provisions increased due to higher net charge-offs during second quarter 2005 and higher loan volume.

Net charge-offs in three months ended June 30, 2005 increased $807 thousand compared to the same period a year ago. The general increase in net charge-offs during the comparable periods is reflective of more stringent credit standards, weaker economic conditions and higher interest rates.

Management believes the level of the allowance for possible loan losses was adequate as of June 30, 2005. Should any of the factors considered by management in evaluating the adequacy of the allowance for possible loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for possible loan losses.

The following table presents an analysis of the Company’s loan loss experience for the periods indicated.

($ in thousands)	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Allowance for Loan Losses at Beginning of Year	$10,012	$8,516

Charge-Off
Commercial, Financial and Agricultural	251	305
Real Estate	566	71
Consumer	938	217
All Other	145	195

	1,900	788

Recoveries
Commercial, Financial and Agricultural	97	27
Real Estate	12	6
Consumer	36	57
All Other	29	14

	174	104

Net Charge-Offs	1,726	684

Provision for Loan Losses	1,833	1,845

Allowance for Loan Losses at End of Quarter	$10,119	$9,677

Ratio of Net Charge-Offs to Average Loans	0.22%	0.10%

The allowance for possible loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The provision for possible loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for possible loan losses decreased $12 thousand from $1.845 million in six months ended June 30, 2004 to $1.833 million in six months ended June 30, 2005. Provisions were relatively flat for both periods due to stability in our asset quality.

Net charge-offs in six months ended June 30, 2005 increased $1.042 million compared to the same period a year ago. The general increase in net charge-offs during the comparable periods is reflective of more stringent credit standards, weaker economic conditions and higher interest rates.

Management believes the level of the allowance for possible loan losses was adequate as of June 30, 2005. Should any of the factors considered by management in evaluating the adequacy of the allowance for possible loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for possible loan losses.

Investment Portfolio

The following table presents carrying values of investment securities held by the Company as of June 30, 2005 and December 31, 2004.

($ in thousands)	June 30, 2005	December 31, 2004
U.S. Government Agencies	$27,123	$29,054
Obligations of States and Political Subdivisions	6,511	6,968
Corporate Obligations	3,065	3,113
Marketable Equity Securities	266	0

Investment Securities	36,965	39,135
Mortgage Backed Securities	72,232	73,458

Total Investment Securities and Mortgage Backed Securities	$109,197	$112,593

The following table represents maturities and weighted-average yields of investment securities held by the Company as of June 30, 2005. (Mortgage backed securities are based on the average life at the projected speed, while Agencies and State and Political subdivisions reflect anticipated calls being exercised.)

	Within 1 Year		After 1 Year But Within 5 Years		After 5 Years But Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government Agencies	$1,683	4.25%	$21,963	3.67%	$3,477	4.91%	$—	—%

Mortgage Backed Securities	11,272	(3.11)	55,961	3.54	4,999	4.25	—	—
Obligations of States and Political Subdivisions	3,800	4.13	1,323	4.07	1,302	5.94	86	17.18

Corporate Obligations	—	—	3,065	4.19	—	—	—	—
Marketable Equity Securities	—	—	—	—	—	—	266	—

Total Investment Portfolio	$16,755	(0.73)%	$82,312	3.61%	$9,778	4.71%	$352	4.20%

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

At June 30, 2005, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10 percent of the Company’s shareholders’ equity.

The average yield of the securities portfolio was 3.31 percent in six months ended June 30, 2005 compared to 3.62 percent in the same period a year ago. The decrease in the average yield over the comparable periods primarily resulted from amortization on mortgage-backed securities due to prepayments received. The early repayment of mortgage-backed securities primarily resulted from borrower refinancing due to lower market interest rates. The overall reduction in the securities portfolio over the comparable periods was by design to utilize proceeds to fund loans.

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the six months period ended June 30, 2005 and June 30, 2004.

	June 30, 2005		June 30, 2004
($ in thousands)	Average Amount	Average Rate	Average Amount	Average Rate
Noninterest-Bearing Demand Deposits	$66,647		$63,192
Interest-Bearing Demand and Savings Deposits	201,182	1.17%	196,218	1.09%
Time Deposits	584,536	2.86%	506,407	2.33%

Total Deposits	$852,365	2.24%	$765,817	1.82%

The following table presents the maturities of the Company’s time deposits as of June 30, 2005.

($ in thousands)	Time Deposits $100,000 or Greater	Time Deposits Less Than $100,000	Total
Months to Maturity
3 or Less	$67,131	$114,755	$181,886
Over 3 through 12 Months	124,374	213,094	337,468
Over 12 Months through 36 Months	22,425	40,266	62,691
Over 36 Months	8,841	10,757	19,598

	$222,771	$378,872	$601,643

Average deposits increased $86.5 million to $852.4 million at June 30, 2005 from $765.8 million at June 30, 2004. The increase included $3.5 million or 3.99 percent, related to noninterest-bearing deposits. Accordingly the ratio of average noninterest-bearing deposits to total average deposits was 7.82 percent for six months ended June 30, 2005 compared to 8.25 percent for six months ended June 30, 2004. The general increase in market rates, had the effect of (i) increasing the average cost of total deposits by 42 basis points in six months ended June 30, 2005 compared to the same period a year ago; and (ii) mitigating a portion of the impact of increasing yields on earning assets on the Company’s net interest income.

Total average interest-bearing deposits increased $83.1 million, or 11.83 percent in six months ended June 30, 2005 compared to the same period a year ago. The growth in average deposits at June 30, 2005 compared to June 30, 2004 was primarily in money market deposit accounts and savings and interest-on-checking accounts and other time accounts. Due to the uncertainty of the low interest rate environment, it appears that many customers are less inclined to invest their funds for extended periods and are choosing to maintain such funds in readily accessible money market and interest-on-checking accounts and short term time accounts.

Off-Balance-Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of June 30, 2005. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payments Due by Period
	1 Year or Less	More than 1 Year but Less Than 3 Years	3 Years or More but Less Than 5 Years	5 Years or More	Total
Contractual obligations:
Subordinated debentures	$—	$—	$—	$19,074	$19,074
Other borrowed money	1,776	61	—	—	1,837
Federal Home Loan Bank advances	14,000	15,500	4,000	34,000	67,500
Operating leases	143	186	107	164	600
Deposits with stated maturity dates	519,354	62,691	19,576	22	601,643

	535,273	78,438	23,683	53,260	690,654
Other commitments:
Loan commitments	98,143	—	—	—	98,143
Standby letters of credit	2,212	—	—	—	2,212
Performance letters of credit	301	—	—	—	301
Construction commitments	1,095	—	—	—	1,095

	101,751	—	—	—	101,751

Total contractual obligations and Other commitments	$637,024	$78,438	$23,683	$53,260	$792,405

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

Loan Commitments. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for possible loan losses. Loan commitments outstanding at June 30, 2005 are included in the table above.

Standby and Performance Letters of Credit. Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. The Company’s policies generally require that standby and performance letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby and performance letters of credit outstanding at June 30, 2005 are included in the table above.

Capital and Liquidity

At June 30, 2005, shareholders’ equity totaled $65.3 million compared to $61.8 million at December 31, 2004. In addition to net income of $4.4 million, other significant changes in shareholders’ equity during six months ended June 30, 2005 included $1 million of dividends paid and an increase of $92 thousand resulting from the amortization of the stock grant plan. The accumulated other comprehensive income component of shareholders’ equity totaled $(614) thousand at June 30, 2005 compared to $(597) thousand at December 31, 2004. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale. Under regulatory requirements, the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. Tier 1 capital consists of common stock and qualifying preferred stockholders’ equity less goodwill. Tier 2 capital consists of certain convertible, subordinated and other qualifying debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets. The Company has no Tier 2 capital other than the allowance for loan losses.

Using the capital requirements presently in effect, the Tier 1 ratio as of June 30, 2005 was 9.94 percent and total Tier 1 and 2 risk-based capital was 11.18 percent. Both of these measures compare favorably with the regulatory minimum of 4 percent for Tier 1 and 8 percent for total risk-based capital. The Company’s Tier 1 leverage ratio as of June 30, 2005 was 8.08 percent, which exceeds the required ratio standard of 4 percent.

For six months ended June 30, 2005, average capital was $63.4 million, representing 6.31 percent of average assets for the year. This compares to 6.37 percent for six months ended June 30, 2004 and 6.29 percent for calendar year 2004.

The Company paid cash dividends of $0.138 per common share during the first half of 2005, and a cash dividend of $0.122 per common share during the first half of 2004, respectively. This equates to a dividend payout ratio of 22.26 percent for first half 2005 compared to 22.10 percent for the same period a year ago.

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

Quantitative and Qualitative Disclosures About Market Risk

AVERAGE BALANCE SHEETS

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
($ in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Income
Taxable (1)	$798,049	$27,172	6.81%	$697,492	$22,569	6.47%
Investment Securities
Taxable	107,081	1,720	3.21%	105,093	1,832	3.49%
Tax-Exempt (2)	6,214	155	4.99%	8,769	228	5.20%

Total Investment Securities	113,295	1,875	3.31%	113,862	2,060	3.62%

Interest-Bearing Deposits in Other Banks	2,709	34	2.51%	10,166	46	0.90%

Federal Funds Sold	33,009	428	2.59%	29,902	138	0.92%

Interest-Bearing Other Assets	4,710	81	3.44%	3,041	60	3.95%

Total Interest-Earning Assets	951,772	$29,590	6.22%	854,463	$24,873	5.82%

Non-interest-Earning Assets
Cash	20,152			18,526
Allowance for Loan Losses	(10,314)			(9,109)
Other Assets	42,314			39,311

Total Noninterest-Earning Assets	52,152			48,728

Total Assets	$1,003,924			$903,191

Liabilities and Stockholders’ Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$201,182	$1,174	1.17%	$196,218	$1,070	1.09%
Other Time	584,536	8,373	2.86%	506,407	5,899	2.33%

Total Interest-Bearing Deposits	785,718	9,547	2.43%	702,625	6,969	1.98%

Other Interest-Bearing Liabilities
Debt	63,706	1,244	3.91%	60,788	1,218	4.01%
Trust Preferred Securities	19,074	584	6.12%	14,794	341	4.61%
Federal Funds Purchased and Securities
Sold Under Agreement to Repurchase	392	7	3.57%	334	3	1.80%

Total Other Interest-Bearing Liabilities	83,172	1,835	4.41%	75,916	1,562	4.12%

Total Interest-Bearing Liabilities	868,890	$11,382	2.62%	778,541	$8,531	2.19%

Noninterest-Bearing Liabilities and
Stockholders’ Equity
Demand Deposits	66,647			63,192
Other Liabilities	5,001			3,887
Stockholder’s Equity	63,386			57,571

Total Noninterest-Bearing Liabilities and Stockholders’ Equity	135,034			124,650

Total Liabilities and Stockholders’ Equity	$1,003,924			$903,191

Interest Rate Spread			3.60%			3.63%

Net Interest Income		$18,208			$16,342

Net Interest Margin			3.83%			3.82%

(1)	The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable equivalent adjustments totaling $58 and $62 for six month period ended June 30, 2005 and 2004 respectively, are included in tax-exempt interest on loans.
(2)	Taxable-equivalent adjustments totaling $53 and $77 for six month period ended June 30, 2005 and 2004, respectively, are included in tax-exempt interest on investment securities. The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

Colony Bankcorp, Inc. and Subsidiary

Interest Rate Sensitivity

The following table is an analysis of the Company’s interest rate-sensitivity position at June 30, 2005. The interest-bearing rate-sensitivity gap, which is the difference between interest-earning assets and interest-bearing liabilities by repricing period, is based upon maturity or first repricing opportunity, along with a cumulative interest rate-sensitivity gap. It is important to note that the table indicates a position at a specific point in time and may not be reflective of positions at other times during the year or in subsequent periods. Major changes in the gap position can be, and are, made promptly as market outlooks change.

	Assets and Liabilities Repricing Within
($ in Thousands)	3 Months or Less	4 to 12 Months	1 Year	1 to 5 Years	Over 5 Years	Total
EARNING ASSETS:
Interest-bearing deposits	$2,744	$0	$2,744	$0	$0	$2,744
Federal Funds Sold	17,813	0	17,813	0	0	17,813
Investment Securities	17,126	4,018	21,144	74,130	13,923	109,197
Loans, net of unearned income	374,197	170,375	544,572	272,622	10,612	827,806
Other interest-bearing assets	5,012	0	5,012	0	0	5,012

Total Interest-earning assets	416,892	174,393	591,285	346,752	24,535	962,572

INTEREST-BEARING LIABILITIES:
Interest-bearing Demand deposits (1)	152,982	0	152,982	0	0	152,982
Savings (1)	38,909	0	38,909	0	0	38,909
Time Deposits	181,886	337,468	519,354	82,267	22	601,643
Other Borrowings (2)	12,837	3,000	15,837	19,500	34,000	69,337
Subordinated Debentures	19,074	0	19,074	0	0	19,074

Total Interest-bearing liabilities	405,688	340,468	746,156	101,767	34,022	881,945

Interest rate-sensitivity gap	11,204	(166,075)	(154,871)	244,985	(9,487)	80,627

Cumulative interest-sensitivity gap	11,204	(154,871)	(154,871)	90,114	80,627

Interest rate-sensivitiy gap as a percentage of interest-earning assets	1.16%	(17.25)%	(16.09)%	25.45%	(0.98)%

Cumulative interest rate-sensitivity as as a percentage of interest-earning assets	1.16%	(16.09)%	(16.09)%	9.36%	8.38%

(1)	Interest-bearing Demand and Savings Accounts for repricing purposes are considered to reprice within 3 months or less.
(2)	Short-term borrowings for repricing purposes are considered to reprice within 3 months or less.

The foregoing table indicates that we had a one year negative gap of ($155) million, or (16.09) percent of total assets at June 30, 2005. In theory, this would indicate that at June 30, 2005, $155 million more in liabilities than assets would reprice if there were a change in interest rates over the next 365 days. Thus, if interest rates were to increase, the gap would indicate a resulting decrease in net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and our supporting liability can vary significantly while the timing of repricing of both the assets and our supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposits. Net interest margin was 3.77 percent for first quarter 2005 and increased to 3.88 percent for second quarter 2005.

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

Return on Assets and Stockholder’s Equity

The following table presents selected financial ratios for each of the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Return on Assets	0.89%	0.87%	0.88%	0.87%
Return on Equity	13.98%	13.81%	13.95%	13.66%
Dividend Payout	22.58%	22.14%	22.26%	22.10%
Equity to Assets	6.41%	6.19%	6.41%	6.19%
Dividends Declared	$0.07	$0.062	$0.138	$0.122

Future Outlook

Colony is an emerging company in an industry filled with nonregulated competitors and a rapid pace of consolidation. The year brings with it new opportunities for growth in our existing markets, as well as opportunities to expand into new markets through acquisitions and denovo branching. The Company completed construction of its main office in Valdosta/Lowndes County that opened during second quarter 2005. Real estate has been purchased for a future office in Thomasville/Thomas County. The Company opened a loan production office in Savannah during 2004 and is renovating office space for a full-service branch to open in third quarter 2005. The Company opened a loan production office in Columbus during 2004 and has purchased real estate for construction of a full service branch to open during 2006. The Company has begun construction on a second office in Warner Robins that should be completed during fourth quarter 2005. Entry into the MSA markets – Savannah, Columbus, Warner Robins, and Macon – will require multi-branch offices and the company is presently looking for available real estate to purchase in those markets.

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

On April 2, 1998, the Company was listed on Nasdaq National Market. The Company’s common stock trades on the Nasdaq Stock Market under the symbol “CBAN”. The Company presently has approximately 1,886 shareholders as of June 30, 2005. “The Nasdaq Stock Market” or “Nasdaq” is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting and order execution systems. This market also provides specialized automation services for screen-based negotiations of transactions, on-line comparison of transactions, and a range of informational services tailored to the needs of the securities industry, investors and issuers. The Nasdaq Stock Market is operated by The Nasdaq Stock Market, Inc., a wholly-owned subsidiary of the National Association of Securities Dealers, Inc.

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

Not applicable

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders of the Company was held on April 26, 2005. At the Annual Meeting of the Shareholders, proxies were solicited under Regulation 14 of the Securities and Exchange Act of 1934. Total shares eligible to vote amounted to 5,748,068. A total of 4,116,177.40 shares (71.61%) were represented by shareholders in attendance or by proxy. The following directors were elected to serve one year until the next annual meeting:

	For	Against	Abstained
Morris Downing	4,108,962.85	7,214.55	—
Dan Minix	4,108,962.85	7,214.55	—
Sidney Ross	4,108,962.85	7,214.55	—
Jerry Harrell	4,102,812.85	13,364.55	—
Terry Hester	4,108,962.85	7,214.55	—
Terry Coleman	4,108,378.61	7,798.79	—
Walter Patten	4,108,962.85	7,214.55	—
Gene Waldron	4,108,962.85	7,214.55	—
Bill Roberts	4,108,962.85	7,214.55	—
Al Ross	4,107,972.85	8,204.55	—
Charles Myler	4,110,212.85	5,964.55	—
DeNean Stafford	4,100,187.85	15,989.55	—

Shareholders voted upon no other matters.

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

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

- filed as Exhibit C to the Registrant’s Definitive Proxy Statement for Annual Meeting of Shareholders held on April 27, 2004, filed with the Securities and Exchange Commission on March 3, 2004 (File No. 000-12436) and incorporated herein by reference

10.5 Lease Agreement – Mobile Home Tracts, LLC c/o Stafford Properties, Inc. and Colony Bank Worth

- filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10Q (File No. 000-12436), filed with Securities and Exchange Commission on November 5, 2004 and incorporated herein by reference

11.1 Statement of Computation of Earnings Per Share

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

/s/ James D. Minix
Date: August 5, 2005	James D. Minix,
Chief Executive Officer

/s/ Terry L. Hester
Date: August 5, 2005	Terry L. Hester, Executive Vice President and
Chief Financial Officer