Form 10-Q
period 2005-09-30
COLONY BANKCORP INC
filed 2005-11-07
CIK 711669

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR QUARTER ENDED SEPTEMBER 30, 2005	COMMISSION FILE NUMBER 0-12436

COLONY BANKCORP, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

GEORGIA	58-1492391
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

115 SOUTH GRANT STREET, FITZGERALD, GEORGIA 31750

ADDRESS OF PRINCIPAL EXECUTIVE OFFICES

229/426-6000

REGISTRANT’S TELEPHONE NUMBER INCLUDING AREA CODE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED REPORTS REQUIRED TO BE FILED BY SECTIONS 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.    YES  ☒    ☐  NO

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE ACT)    YES  ☒    ☐  NO

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE ACT).     YES  ☐     NO  ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS	OUTSTANDING AT NOVEMBER 7, 2005
COMMON STOCK, $1 PAR VALUE	7,181,320

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE FOLLOWING FINANCIAL STATEMENTS ARE PROVIDED FOR COLONY BANKCORP, INC. AND SUBSIDIARIES: COLONY BANK OF FITZGERALD, COLONY BANK ASHBURN, COLONY BANK WILCOX, COLONY BANK OF DODGE COUNTY, COLONY BANK WORTH, COLONY BANK SOUTHEAST, COLONY MANAGEMENT SERVICES, INC., AND COLONY BANK QUITMAN, FSB.

A. CONSOLIDATED BALANCE SHEETS – SEPTEMBER 30, 2005 AND DECEMBER 31, 2004.	3

B. CONSOLIDATED STATEMENTS OF INCOME – FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004.	4

C. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004.	5

D. CONSOLIDATED STATEMENTS OF CASH FLOWS – FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004.	6

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2005 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

COLONY BANKCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

(DOLLARS IN THOUSANDS)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS

Cash and Cash Equivalents
Cash and Due from Banks	$23,064	20,950
Federal Funds Sold	43,204	43,997

	66,268	64,947

Interest-Bearing Deposits	4,233	3,229

Investment Securities
Available for Sale, at Fair Value	107,910	112,512
Held to Maturity, at Cost (Fair Value of $80 and $81, Respectively)	80	81

	107,990	112,593

Federal Home Loan Bank Stock, at Cost	5,102	4,479

Loans Held for Sale	0	1,191

Loans	842,354	778,680
Allowance for Loan Losses	(10,663)	(10,012)
Unearned Interest and Fees	(198)	(37)

	831,493	768,631

Premises and Equipment	24,461	21,824

Other Real Estate	2,695	1,127

Goodwill	2,412	2,412

Intangible Assets	545	635

Other Assets	18,012	16,523

Total Assets	$1,063,211	$997,591

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Noninterest-Bearing	$66,381	$68,169
Interest-Bearing	834,350	782,160

	900,731	850,329

Borrowed Money
Subordinated Debentures	19,074	19,074
Other Borrowed Money	70,781	61,450

	89,855	80,524

Other Liabilities	5,732	4,975

Commitments and Contingencies
Stockholders’ Equity
Common Stock, Par Value $1 a Share, Authorized 20,000,000 Shares, Issued 7,181,320 and 5,738,343 Shares as of September 30, 2005 and December 31, 2004, Respectively	7,181	5,738
Paid-In Capital	24,000	23,713
Retained Earnings	36,834	33,119
Restricted Stock - Unearned Compensation	(358)	(210)
Accumulated Other Comprehensive Income (Loss), Net of Tax	(764)	(597)

	66,893	61,763

Total Liabilities and Stockholders’ Equity	$1,063,211	$997,591

The accompanying notes are an integral part of these statements.

COLONY BANKCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	9/30/2005	9/30/2004	9/30/2005	9/30/2004
Interest Income
Loans, including fees	$15,065	$12,256	$42,179	$34,763
Federal Funds Sold	241	89	669	227
Deposits with Other Banks	23	13	57	59
Investment Securities
U.S. Government Agencies	782	792	2,420	2,441
State, County and Municipal	60	63	178	229
Corporate Obligations	36	54	102	222
Dividends on Other Investments	55	27	136	87

	16,262	13,294	45,741	38,028

Interest Expense
Deposits	5,984	3,904	15,531	10,873
Federal Funds Purchased	8	1	15	4
Borrowed Money	1,004	816	2,832	2,375

	6,996	4,721	18,378	13,252

Net Interest Income	9,266	8,573	27,363	24,776
Provision for Loan Losses	869	864	2,702	2,709

Net Interest Income After Provisions for Loan Losses	8,397	7,709	24,661	22,067

Noninterest Income
Service Charges on Deposits	1,077	1,100	3,057	3,170
Other Service Charges, Commissions & Fees	186	149	539	413
Mortgage Banking Income	219	281	553	823
Other	124	92	659	365

	1,606	1,622	4,808	4,771

Noninterest Expense
Salaries and Employee Benefits	3,580	3,189	10,454	9,433
Occupancy and Equipment	994	940	2,819	2,606
Security Losses, net	0	31	0	31
Other Operating Expenses	1,990	2,095	5,968	5,694

	6,564	6,255	19,241	17,764

Income Before Income Taxes	3,439	3,076	10,228	9,074
Income Taxes	1,188	1,019	3,556	3,085

Net Income	$2,251	$2,057	$6,672	$5,989

Net Income Per Share of Common Stock
Basic	$0.32	$0.29	$0.93	$0.84

Diluted	$0.31	$0.29	$0.93	$0.84

Dividends Paid Per Share of Common Stock	$0.072	$0.064	$0.21	$0.186

Weighted Average Basic Shares Outstanding	7,143,741	7,134,803	7,143,741	7,129,773

Weighted Average Diluted Shares Outstanding	7,171,622	7,159,523	7,173,602	7,154,343

Per Share Data has been adjusted to reflect 5-for-4 stock split effective May 16, 2005.

The accompanying notes are an integral part of these statements.

COLONY BANKCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	09/30/05	09/30/04	09/30/05	09/30/04
Net Income	$2,251	$2,057	$6,672	$5,989

Other Comprehensive Income, Net of Tax
Gains (Losses) on Securities Arising During Year	(150)	857	(167)	(228)
Reclassification Adjustment	0	20	0	20

Unrealized Gains (Losses) on Securities	(150)	877	(167)	(208)

Comprehensive Income	$2,101	$2,934	$6,505	$5,781

The accompanying notes are an integral part of these statements.

COLONY BANKCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	2005	2004
CASH FLOW FROM OPERATING ACTIVITIES

Net Income	$6,672	$5,989
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of investment securities	0	31
Depreciation	1,396	1,304
Provision for loan losses	2,702	2,709
Amortization of excess costs	89	107
Other prepaids, deferrals and accruals, net	1,303	1,970

Total adjustments	5,490	6,121

Net cash provided by operating activities	12,162	12,110

CASH FLOW FROM INVESTING ACTIVITIES

Cash received in business acquistion, net	0	14,357
Purchase of other assets (FHLB stock)	(623)	(402)
Purchases of securities available for sale	(24,691)	(25,793)
Proceeds from sales of securities available for sale	0	10,477
Proceeds from maturities, calls, and paydowns of investment securities:
Available for Sale	28,292	19,233
Held to Maturity	8	7
Decrease (increase) in interest-bearing deposits in banks	(1,004)	8,426
Proceeds from sale of premises and equipment	12	0
Increase in loans	(68,286)	(109,948)
Purchase of premises and equipment	(4,033)	(3,289)
Other real estate and repossessions	1,303	1,175
Investment in other	0	(140)
Cash surrender value of insurance	(116)	(155)

Net cash used by investing activities	(69,138)	(86,052)

CASH FLOW FROM FINANCING ACTIVITIES

Net increase in deposits	50,431	56,466
Dividends paid	(1,465)	(1,290)
Net increase in other borrowed money	9,331	1,323
Proceeds from issuance of subordinated debentures	0	4,640

Net cash provided by financing activities	58,297	61,139

Net increase (decrease) in cash and cash equivalents	1,321	(12,803)
Cash and cash equivalents at beginning of period	64,947	59,723

Cash and cash equivalents at end of period	$66,268	$46,920

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

Nature of Operations

The Banks provide a full range of retail and commercial banking services for consumers and small to medium size businesses located primarily in south and central Georgia. Lending and investing activities are funded primarily by deposits gathered through its retail branch office network.

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

In December 2004, the FASB issued Statement No. 123 (Revised 2004) (“SFAS No. 123R”) “Share-Based Payment,” which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Share-based compensation arrangements include share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123R requires all share-based payments to employees be valued using a fair value method on the date of grant and expensed based on that fair value over the applicable vesting period. The Company adopted the cost recognition provision of SFAS No. 123 in 1995 and has been expensing compensation cost related to its restricted plan. SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows”, requiring the benefits of tax deductions in excess of recognized compensation cost be reported as financing instead of operating cash flows. The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107, (“SAB No. 107”) which expresses the SEC’s views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. Additionally, SAB No. 107 provides guidance related to share-based payment transactions for public companies. The Company will be required to apply SFAS No. 123R as of the annual reporting period that begins after September 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements.

In November 2004, the Emerging Issues Task Force (“EITF”) published Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Task Force discussed the meaning of other-than-temporary impairment and its application to certain investments carried at cost. The Task Force requested that the FASB staff consider other impairment models within the U.S. Generally Accepted Accounting Principles (“GAAP”) when developing its views. The Task Force also

(1) Summary of Significant Accounting Policies (Continued)

Changes in Accounting Principles and Effects of New Accounting Pronouncements (continued)

requested that the scope of the impairment issue be expanded to include equity investments and investments subject to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and that the issue be addressed by the Task Force as a separate EITF issue. At the EITF meeting, the Task Force reached a consensus on one issue that certain quantitative and qualitative disclosures should be required for securities accounted for under Statement 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Board ratified the consensus on that one issue at its November 25, 2004 meeting. In September 2004, the Financial Accounting Standards Board (“FASB”) directed the FASB staff to issue two proposed FASB Staff Positions (“FSP”): Proposed FSP EITF Issue 03-1-a, which provides guidance for the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases, and Proposed FSP EITF Issue 03-1-b, which delays the effective date of Issue 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. In September 2005, the FASB reached a decision whereby they declined to provide additional guidance on the meaning of other-than-temporary impairment. The Board directed the FASB staff to issue EITF 03-1a as final and to draft a new FSP that will replace EITF 03-01. The final FSP (retitled FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”) would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements.

Restricted Stock – Unearned Compensation

In 1999, the board of directors of Colony Bankcorp, Inc. adopted a restricted stock grant plan which awards certain executive officers common shares of the Company. The maximum number of shares (split-adjusted) which may be subject to restricted stock awards is 64,701. During 2000 - 2005, 66,993 split-adjusted shares were issued under this plan, respectively and since the plan’s inception, 8,227 shares have been forfeited; thus, remaining shares which may be subject to restricted stock awards are 5,935 at September 30, 2005. The shares are recorded at fair market value (on the date granted) as a separate component of stockholders’ equity. The cost of these shares is being amortized against earnings using the straight-line method over 3 years (the restriction period).

In April 2004, the shareholders of Colony Bankcorp, Inc. adopted a restricted stock grant plan which awards certain executive officers common shares of the Company. The maximum number of shares (split-adjusted) which may be subject to restricted stock awards is 143,500. No shares have been issued pursuant to this stock grant plan.

(2) Cash and Balances Due from Banks

Components of cash and balances due from banks are as follows as of September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
Cash on Hand and Cash Items	$8,641	$8,316
Noninterest-Bearing Deposits with Other Banks	14,423	12,634

	$23,064	$20,950

As of September 30, 2005, the Banks had required deposits of approximately $2,749 with the Federal Reserve; of which, $2,734 was met by cash on hand and $15 was met through a reserve allocation with a correspondent bank.

(3) Investment Securities

Investment securities as of September 30, 2005 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U.S. Government Agencies
Mortgage-Backed	$71,341	$53	$(1,013)	$70,381
Other	28,285	32	(362)	27,955
State, County & Municipal	6,205	68	(18)	6,255
Corporate Obligations	3,074	0	(28)	3,046
Marketable Equity Securities	163	129	(19)	273

	$109,068	$282	$(1,440)	$107,910

Securities Held to Maturity:
State, County and Municipal	$80	$0	$0	$80

The amortized cost and fair value of investment securities as of September 30, 2005, by contractual maturity, are shown hereafter. Expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in One Year or Less	$3,659	$3,631	$0	$0
Due After One Year Through Five Years	26,506	26,139	0	0
Due After Five Years Through Ten Years	6,184	6,259	0	0
Due After Ten Years	1,215	1,227	80	80

	37,564	37,256	80	80

Mortgage-Backed Securities	71,341	70,381	0	0
Marketable Equity Securities	163	273	0	0

	$109,068	$107,910	$80	$80

Investment securities as of December 31, 2004 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U.S. Government Agencies
Mortgage-Backed	$74,431	$106	$(1,079)	$73,458
Other	29,076	81	(103)	29,054
State, County & Municipal	6,800	98	(11)	6,887
Corporate Obligations	3,109	4	0	3,113

	$113,416	$289	$(1,193)	$112,512

Securities Held to Maturity:
State, County and Municipal	$81	$0	$0	$81

Proceeds from sales of investments available for sale during first three quarters of 2005 and 2004 was $0 and $10,477 respectively.

Investment securities having a carry value approximating $63,213 and $70,117 as of September 30, 2005 and December 31, 2004, respectively, were pledged to secure public deposits and for other purposes.

(3) Investment Securities (Continued)

Information pertaining to securities with gross unrealized losses at September 30, 2005 and December 31, 2004 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2005
U.S. Government Agencies
Mortgage-Backed	$22,545	$(213)	$41,318	$(800)	$63,863	$(1,013)
Other	8,406	(64)	17,265	(298)	25,671	(362)
State, County and Municipal	798	(1)	1,376	(17)	2,174	(18)
Corporate Obligations	0	0	2,040	(28)	2,040	(28)
Marketable Equity Securities	60	(19)	0	0	60	(19)

	$31,809	$(297)	$61,999	$(1,143)	$93,808	$(1,440)

December 31, 2004
U.S. Government Agencies
Mortgage-Backed	$31,300	$(423)	$31,391	$(656)	$62,691	$(1,079)
Other	13,811	(92)	1,180	(11)	14,991	(103)
State, County and Municipal	2,246	(11)	0	0	2,246	(11)

	$47,357	$(526)	$32,571	$(667)	$79,928	$(1,193)

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

At September 30, 2005, the debt securities with unrealized losses have depreciated 1.51 percent from the Company’s amortized cost basis. These securities are guaranteed by either U.S. Government or other governments. These unrealized losses relate principally to current interest rates for similar type of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

(4) Loans

The composition of loans as of September 30, 2005 and December 31, 2004 was as follows:

	September 30, 2005	December 31, 2004
Commercial, Financial and Agricultural	$59,543	$44,284
Real Estate – Construction	129,300	100,774
Real Estate – Farmland	40,604	38,246
Real Estate – Other	522,058	500,869
Installment Loans to Individuals	72,705	73,685
All Other Loans	18,144	20,822

	$842,354	$778,680

Nonaccrual loans are loans for which principal and interest are doubtful of collection in accordance with original loan terms and for which accruals of interest have been discontinued due to payment delinquency. Nonaccrual loans totaled $9,145 and $7,856 as of September 30, 2005 and December 31, 2004, respectively and total recorded investment in loans past due 90 days or more and still accruing interest approximated $8 and $953, respectively.

(5) Allowance for Loan Losses

Transactions in the allowance for loan losses are summarized below for nine months ended September 30, 2005 and September 30, 2004 as follows:

	September 30, 2005	September 30, 2004
Balance, Beginning	$10,012	$8,516
Provision Charged to Operating Expenses	2,702	2,709
Loans Charged Off	(2,266)	(1,249)
Loan Recoveries	215	138

Balance, Ending	$10,663	$10,114

(6) Premises and Equipment

Premises and equipment are comprised of the following as of September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
Land	$6,094	$4,889
Building	17,322	16,418
Furniture, Fixtures and Equipment	11,736	10,821
Leasehold Improvements	991	967
Construction in Progress	1,303	455

	37,446	33,550

Accumulated Depreciation	(12,985)	(11,726)

	$24,461	$21,824

Depreciation charged to operations totaled $1,396 and $1,304 for September 30, 2005 and September 30, 2004, respectively.

Certain Company facilities and equipment are leased under various operating leases. Rental expense approximated $152 and $128 for nine months ended September 30, 2005 and September 30, 2004, respectively.

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

(8) Deposits

The aggregate amount of overdrawn deposit accounts reclassified as loan balances totaled $931 and $462 as of September 30, 2005 and December 31, 2004.

Components of interest-bearing deposits as of September 30, 2005 and December 31, 2004 are as follows:

	September 30, 2005	December 31, 2004
Interest-Bearing Demand	$161,333	$167,320
Savings	38,119	38,862
Time, $100,000 and Over	280,685	203,886
Other Time	354,213	372,092

	$834,350	$782,160

(8) Deposits (Continued)

The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of one hundred thousand was approximately $230,827 and $180,731 as of September 30, 2005 and December 31, 2004, respectively.

As of September 30, 2005 and December 31, 2004, the scheduled maturities of certificates of deposits are as follows:

Maturity	September 30, 2005	December 31, 2004
One Year and Under	$531,419	$511,310
One to Three Years	79,630	44,752
Three Years and Over	23,849	19,916

	$634,898	$575,978

Brokered deposits are third party deposits placed by or through the assistance of a deposit broker. As of September 30, 2005, the Company had $53,070 in brokered deposits compared to $0 at December 31, 2004.

(9) Other Borrowed Money

Other borrowed money at September 30, 2005 and December 31, 2004 is summarized as follows:

	September 30, 2005	December 31, 2004
Federal Home Loan Bank Advances	$69,000	$61,000
The Banker’s Bank Note Payable (1)	281	450
The Banker’s Bank (2)	1,500	0

	$70,781	$61,450

Advances from the Federal Home Loan Bank (FHLB) have maturities ranging from 2005 to 2013 and interest rates ranging from 2.46 percent to 5.93 percent. Under the Blanket Agreement for Advances and Security Agreement with the FHLB, residential first mortgage loans and cash balances held by the FHLB are pledged as collateral for the FHLB advances outstanding. At September 30, 2005, the Company had available line of credit commitments totaling $94,521, of which $25,521 was available.

(1)	The Banker’s Bank note payable was renewed on January 7, 2003 for $1,113 at a rate of the Wall Street Prime minus one half percent. Payments are due monthly with the entire unpaid balance due January 7, 2007. The debt is secured by all furniture, fixtures, machinery, equipment and software of Colony Management Services, Inc. Colony Bankcorp, Inc. guarantees the debt.
(2)	The Banker’s Bank note payable originated on May 27, 2005 at a rate of Wall Street Prime minus 0.75 percent with a maturity date of May 27, 2006. Interest only payments will be made quarterly. Any outstanding principal and accrued interest will be due and payable at maturity. Collateral is a negative pledge of Colony Bank Wilcox stock.

The aggregate stated maturities of other borrowed money at September 30, 2005 are as follows:

Year	Amount
2005	$4,073
2006	13,208
2007	2,500
2008	16,000
2009 and Thereafter	35,000

$70,781

(10) Subordinated Debentures (Trust Preferred Securities)

During the first quarter of 2002, the Company formed a subsidiary whose sole purpose was to issue $9,000 in Trust Preferred Securities through a pool sponsored by FTN Financial Capital Markets. The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions. At September 30, 2005, the floating-rate securities had a 7.56 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 3.60 percent.

During the fourth quarter of 2002, the Company formed a second subsidiary whose sole purpose was to issue $5,000 in Trust Preferred Securities through a pool sponsored by FTN Financial Capital Markets. The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions. At September 30, 2005, the floating-rate securities had a 7.21 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 3.25 percent.

(10) Subordinated Debentures (Trust Preferred Securities) (Continued)

During the second quarter of 2004, the Company formed a third subsidiary whose sole purpose was to issue $4,500 in Trust Preferred Securities through a pool sponsored by FTN Financial Capital Markets. The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions. At September 30, 2005, the floating rate securities had a 6.57 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 2.68 percent.

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

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with related fees received from potential borrowers, are to be recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates. The Company has not recorded rate lock commitments as derivative assets or liabilities as of September 30, 2005 as the effects did not have a material effect upon the consolidated financial statements.

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

At September 30, 2005 and December 31, 2004 the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	September 30, 2005	December 31, 2004
Loan Commitments	$102,714	$85,094
Standby Letters of Credit	2,062	1,829
Performance Letter of Credit	468	329

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

Purchase Commitments. The Company has signed a contract for approximately $991 for the construction of a Savannah office. As of September 30, 2005 the Company has paid $838 toward construction in progress. The Company has also signed a contract for approximately $759 for construction of a second office in Warner Robins. As of September 30, 2005, the Company has paid $324 toward construction in progress. The Company has signed a contract for approximately $886 for construction of a Columbus office. As of September 30, 2005 no payments have been made.

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

Liabilities accrued under the plans totaled $1,106 and $945 as of September 30, 2005 and December 31, 2004, respectively. Benefit payments under the contracts were $126 and $132 for the nine month periods ended September 30, 2005 and September 30, 2004, respectively. Provisions charged to operations totaled $314 and $164 for the nine month periods ended September 30, 2005 and September 30, 2004, respectively.

Fee income recognized with deferred compensation plans totaled $279 and $88 for nine month periods ended September 30, 2005 and September 30, 2004, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The amounts and ratios as defined in regulations are presented hereafter. Management believes, as of September 30, 2005, the Company meets all capital adequacy requirements to which it is subject under the regulatory framework for prompt corrective action. In the opinion of management, there are no conditions or events since prior notification of capital adequacy from the regulators that have changed the institution’s category.

(15) Regulatory Capital Matters (Continued)

The following table summarizes regulatory capital information as of September 30, 2005 and December 31, 2004 on a consolidated basis and for each significant subsidiary, as defined.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2005

Total Capital to Risk-Weighted Assets
Consolidated	$93,722	11.19%	$67,007	8.00%	$83,759	10.00%
Fitzgerald	16,190	11.09	11,683	8.00	14,604	10.00
Ashburn	27,574	11.09	19,893	8.00	24,866	10.00
Worth	13,326	10.50	10,152	8.00	12,690	10.00
Southeast	13,665	10.80	10,119	8.00	12,649	10.00
Quitman	10,952	12.04	7,276	8.00	9,096	10.00

Tier 1 Capital to Risk-Weighted Assets
Consolidated	$83,200	9.93%	$33,504	4.00%	$50,076	6.00%
Fitzgerald	14,470	9.91	5,842	4.00	8,762	6.00
Ashburn	24,464	9.84	9,946	4.00	14,920	6.00
Worth	11,735	9.25	5,076	4.00	7,614	6.00
Southeast	12,418	9.82	5,060	4.00	7,590	6.00
Quitman	9,921	10.91	3,638	4.00	5,457	6.00

Tier 1 Capital to Average Assets
Consolidated	$83,200	8.07%	$41,217	4.00%	$51,521	5.00%
Fitzgerald	14,470	7.90	7,324	4.00	9,155	5.00
Ashburn	24,464	7.97	12,279	4.00	15,348	5.00
Worth	11,735	7.47	6,281	4.00	7,851	5.00
Southeast	12,418	8.78	5,659	4.00	7,073	5.00
Quitman	9,921	7.86	5,047	4.00	6,309	5.00

(15) Regulatory Capital Matters (Continued)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004

Total Capital to Risk-Weighted Assets
Consolidated	$87,446	11.35%	$61,620	8.00%	$77,025	10.00%
Fitzgerald	15,024	11.55	10,407	8.00	13,009	10.00
Ashburn	26,709	11.01	19,413	8.00	24,266	10.00
Worth	12,398	10.24	9,687	8.00	12,108	10.00
Southeast	10,686	10.59	8,075	8.00	10,093	10.00
Quitman	10,049	12.90	6,232	8.00	7,790	10.00

Tier 1 Capital to Risk-Weighted Assets
Consolidated	$77,813	10.10%	$30,810	4.00%	$46,215	6.00%
Fitzgerald	13,396	10.30	5,204	4.00	7,805	6.00
Ashburn	23,674	9.76	9,706	4.00	14,559	6.00
Worth	10,882	8.99	4,843	4.00	7,265	6.00
Southeast	9,560	9.47	4,037	4.00	6,056	6.00
Quitman	9,230	11.85	3,116	4.00	4,674	6.00

Tier 1 Capital to Average Assets
Consolidated	$77,813	7.88%	$39,488	4.00%	$49,360	5.00%
Fitzgerald	13,396	8.02	6,680	4.00	8,350	5.00
Ashburn	23,674	7.56	12,521	4.00	15,652	5.00
Worth	10,882	6.93	6,277	4.00	7,846	5.00
Southeast	9,560	8.26	4,628	4.00	5,785	5.00
Quitman	9,230	8.49	4,349	4.00	5,436	5.00

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

Following is a condensed balance sheet showing fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

Cash, Due from Banks and Federal Funds Sold	$14,357
Loans, Net	16,760
Premises and Equipment	2,188
Goodwill Arising in Acquisition	1,964
Core Deposit Intangible	536
Other Assets	54
Deposits	(35,804)
Other Liabilities	(55)

Net Assets Acquired	$—

(16) Business Combination (Continued)

The following proforma information is based on the assumption that the acquisition took place as of January 1, 2004:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Interest Income	$16,262	$13,294	$45,741	$38,343
Interest Expense	6,996	4,721	18,378	13,379
Net Income	2,251	2,057	6,672	6,062

Earnings Per Share
Basic	$0.32	$0.29	$0.93	$0.85
Diluted	$0.31	$0.29	$0.93	$0.85

Weighted Average Shares - Basic	7,143,741	7,134,803	7,143,741	7,129,773

Weighted Average Shares - Diluted	7,171,622	7,159,523	7,173,602	7,154,343

(17) Financial Information of Colony Bankcorp, Inc. (Parent Only)

The parent company’s balance sheets as of September 30, 2005 and December 31, 2004 and the related statements of income and comprehensive income and cash flows are as follows:

COLONY BANKCORP, INC. (PARENT ONLY)

BALANCE SHEETS

FOR PERIOD ENDED SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS

Cash	$166	$163
Premises and Equipment, Net	1,251	1,102
Investment in Subsidiaries, at Equity	86,036	79,540
Other	878	703

Totals Assets	$88,331	$81,508

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Dividends Payable	$517	$473
Other	347	198

	864	671

Other Borrowed Money	1,500	0

Subordinated Debt	19,074	19,074

Stockholders’ Equity
Common Stock, Par Value $1 a Share; Authorized 20,000,000 Shares, Issued 7,181,320 and 5,738,343 Shares as of September 30, 2005 and December 31, 2004, Respectively	7,181	5,738
Paid-In Capital	24,000	23,713
Retained Earnings	36,834	33,119
Restricted Stock - Unearned Compensation	(358)	(210)
Accumulated Other Comprehensive Income (Loss), Net of Tax	(764)	(597)

	66,893	61,763

Total Liabilities and Stockholders’ Equity	$88,331	$81,508

(17) Financial Information of Colony Bankcorp, Inc. (Parent Only) (continued)

COLONY BANKCORP, INC. (PARENT ONLY)

STATEMENT OF INCOME AND COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

(UNAUDITED)

	SEPTEMBER 30, 2005	SEPTEMBER 30, 2004
Income
Dividends from Subsidiaries	$3,452	$1,942
Other	52	49

	3,504	1,991

Expenses
Interest	946	600
Salaries and Employee Benefits	773	600
Other	551	467

	2,270	1,667

Income Before Taxes and Equity in Undistributed Earnings of Subsidiaries	1,234	324
Income Tax (Benefits)	(725)	(524)

Income Before Taxes and Equity in Undistributed Earnings of Subsidiaries	1,959	848
Equity in Undistributed Earnings of Subsidiaries	4,713	5,141

Net Income	6,672	5,989

Other Comprehensive Income, Net of Tax
Losses on Securities Arising During Year	(167)	(228)
Reclassification Adjustment	0	20

Unrealized Losses in Securities	(167)	(208)

Comprehensive Income	$6,505	$5,781

(17) Financial Information of Colony Bankcorp, Inc. (Parent Only) (continued)

COLONY BANKCORP, INC. (PARENT ONLY)

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

(UNAUDITED)

	2005	2004
Cash Flows from Operating Activities
Net Income	$6,672	$5,989
Adjustments to Reconcile Net Income to Net Cash Provided from Operating Activities
Depreciation and Amortization	69	61
Equity in Undistributed Earnings of Subsidiary	(4,713)	(5,141)
Other	86	195

	2,114	1,104

Cash Flows from Investing Activities
Capital Infusion in Subsidiary	(1,950)	(2,300)
Purchases of Premises and Equipment	(196)	(15)
Investment in Statutory Trust	0	(140)

	(2,146)	(2,455)

Cash Flows from Financing Activities
Dividends Paid	(1,465)	(1,290)
Principal Payments on Notes and Debentures	0	(1,000)
Proceeds from Notes	1,500	0
Proceeds from Subordinated Debt	0	4,640

	35	2,350

Increase in Cash	3	999

Cash, Beginning	163	15

Cash, Ending	$166	$1,014

(18) Earnings Per Share

SFAS No. 128 establishes standards for computing and presenting basic and diluted earnings per share. Basic earnings per share is calculated and presented based on income available to common stockholders divided by the weighted average number of shares outstanding during the reporting periods. Diluted earnings per share reflects the potential dilution of restricted stock. The following presents earnings per share for the three months and nine months ended September 30, 2005 and 2004, respectively, under the requirements of Statement 128:

	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004
	Income Numerator	Common Shares Denominator	EPS	Income Numerator	Common Shares Denominator	EPS
Basic EPS
Income Available to Common Stockholders	$2,251	7,144	$0.32	$2,057	7,135	$0.29

Dilutive Effect of Potential Common Stock
Restricted Stock		28			24

Diluted EPS
Income Available to Common Stockholders After Assumed Conversions of Dilutive Securities	$2,251	7,172	$0.31	$2,057	7,159	$0.29

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
	Income Numerator	Common Shares Denominator	EPS	Income Numerator	Common Shares Denominator	EPS
Basic EPS
Income Available to Common Stockholders	$6,672	7,144	$0.93	$5,989	7,130	$0.84

Dilutive Effect of Potential Common Stock
Restricted Stock		30			24

Diluted EPS
Income Available to Common Stockholders After Assumed Conversions of Dilutive Securities	$6,672	7,174	$0.93	$5,989	7,154	$0.84

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

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of September 30, 2005 and 2004, and results of operations for each of three months and nine months in the periods ended September 30, 2005 and 2004. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report. All of the acquisitions during the reported periods were accounted for as purchase transactions, and as such, their related results of operations are included from the date of acquisition.

Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 34 percent federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.

Dollar amounts in tables are stated in thousands, except for per share amounts.

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets. Net income totaled $2.251 million, or $0.31 diluted per common share, in three months ended September 30, 2005 compared to $2.057 million, or $0.29 diluted per common share, in three months ended September 30, 2004 and net income totaled $6.672 million or $0.93 diluted per common share in nine months ended September 30, 2005 compared to $5.989 million, or $0.84 diluted per common share, in nine months ended September 30, 2004.

Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Taxable-equivalent net interest income	$9,325	$8,639	$27,533	$24,981
Taxable-equivalent adjustment	59	66	170	205

Net interest income	9,266	8,573	27,363	24,776
Provision for possible loan losses	869	864	2,702	2,709
Non-interest income	1,606	1,622	4,808	4,771
Non-interest expense	6,564	6,255	19,241	17,764

Income before income taxes	3,439	3,076	10,228	9,074
Income Taxes	1,188	1,019	3,556	3,085

Net income	$2,251	$2,057	$6,672	$5,989

Basic per common share:
Net income	$0.32	$0.29	$0.93	$0.84
Diluted per common share:
Net income	$0.31	$0.29	$0.93	$0.84
Return on average assets:
Net income	0.87%	0.86%	0.88%	0.87%
Return on average equity:
Net income	13.60%	13.82%	13.83%	13.71%

Income from operations for three months ended September 30, 2005 increased $0.19 million, or 9.43 percent, compared to the same period in 2004. The increase was primarily the result of a $0.69 million increase in net interest income, a decrease of $0.02 million in non-interest income, an increase of $0.005 million in the provision for loan losses, a $0.31 million increase in non-interest expense and a $0.17 million increase in income tax expense.

Income from operations for nine months ended September 30, 2005 increased $0.68 million, or 11.40 percent compared to the same period in 2004. The increase was primarily the result of a $2.59 million increase in net interest income and an increase of $0.04 million in non-interest income. These positive impacts were partly offset by $1.48 million increase in non-interest expense and $0.47 million increase in income tax expense.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 54.13 percent of total revenue for nine months ended September 30, 2005 and 57.89 percent for the same period a year ago.

Net interest margin is the taxable-equivalent net interest income as a percentage of average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Company’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, began 2001 at 9.50 percent and decreased 150 basis points in the first quarter, decreased 125 basis points in the second quarter, decreased 75 basis points in the third quarter and decreased 125 basis points in the fourth quarter to end the year at 4.75 percent. During 2002, the prime rate remained at 4.75 percent until the fourth quarter when the rate decreased 50 basis points to 4.25 percent. During 2003, the prime rate remained at 4.25 percent until the end of the second quarter, when the rate decreased 25 basis points to 4.00 percent. During 2004, the prime rate increased 100 basis points to 5.00 percent and to date in 2005 has increased another 175 basis points to 6.75 percent. The federal funds rate, which is the cost of immediately available overnight funds, decreased in a similar manner. It began 2001 at 6.50 percent and decreased 475 basis points over the course of the year, and began 2002 at 1.75 percent and decreased 50 basis points in the fourth quarter. During 2003, the federal funds rate remained at 1.25 percent until the end of the second quarter, when the rate decreased 25 basis points to 1.00 percent. During 2004, the federal funds rate increased 100 basis points to 2.00 percent and to date in 2005 has increased another 175 basis points to 3.75 percent. It is anticipated that future interest rate hikes will occur during the balance of 2005.

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

Rate/Volume Analysis

The rate/volume analysis presented hereafter illustrates the change from September 30, 2004 to September 30, 2005 for each component of the taxable equivalent net interest income separated into the amount generated through volume changes and the amount generated by changes in the yields/rates.

	Changes from September 30, 2004 to September 30, 2005 (1)
($ in thousands)	Volume	Rate	Total
Interest Income
Loans, Net-taxable	$4,339	$3,068	$7,407

Investment Securities
Taxable	69	(210)	(141)
Tax-exempt	(84)	7	(77)

Total Investment Securities	(15)	(203)	(218)

Interest-Bearing Deposits in other Banks	(39)	37	(2)

Funds Sold	23	419	442

Other Interest - Earning Assets	46	3	49

Total Interest Income	4,354	3,324	7,678

Interest Expense
Interest-Bearing Demand and
Savings Deposits	15	203	218
Time Deposits	1,306	3,134	4,440

Other Interest-Bearing Liabilities
Funds Purchased and Securities
Under Agreement to Repurchase	2	9	11
Subordinated Debentures	105	213	318
Other Debt	104	35	139

Total Interest Expense	1,532	3,594	5,126

Net Interest Income	$2,822	$(270)	$2,552

(1)	Changes in net interest income for the periods, based on either changes in average balances or changes in average rates for interest-earning assets and interest-bearing liabilities, are shown on this table. During each year. there are numerous and simultaneous balance and rate changes; therefore, it is not possible to precisely allocate the changes between balances and rates. For the purpose of this table, changes that are not exclusively due to balance changes or rate changes have been attributed to rates.

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

The Company maintains about 41 percent of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years. The liabilities to fund assets are primarily in short term certificate of deposits that mature within one year. This balance sheet composition has allowed the Company to be relatively constant with its net interest margin the past several years, though the unprecedented 475 basis point decrease by U.S. Federal Reserve in 2001, 50 basis point decrease in 2002 and 25 basis point decrease in 2003 resulted in significant net interest margin pressure. Net interest margin remained flat at 3.82 percent for nine months ended September 30, 2005 compared to 3.82 percent for the same period a year ago. We anticipate slight compression or a flat margin for the balance of 2005 given the Federal Reserve’s present increased interest rate forecast for the balance of 2005.

Taxable-equivalent net interest income for nine months ended September 30, 2005 increased $2.55 million, or 10.22 percent compared to the same period a year ago. The significant fluctuation between the comparable periods resulted from the positive impact of growth in the average volume of earning assets that was partially offset by the negative impact of increasing average interest rates. The average volume of earning assets during nine months ended September 30, 2005 increased almost $89 million compared to the same period a year ago while over the same period the net interest margin remained flat at 3.82 percent. Growth in average earning assets during 2005 and 2004 was primarily in loans.

The average volume of loans increased $89.6 million in nine months ended September 30, 2005 compared to the same period a year ago. The average yield on loans increased 51 basis points in nine months ended September 30, 2005 compared to the same period a year ago. Funding for this growth was primarily provided by deposit growth. The average volume of deposits increased $79.3 million in nine months ended September 30, 2005 compared to the same period a year ago. Interest-bearing deposits made up 95.3 percent of the growth in average deposits in nine months ended September 30, 2005. Accordingly, the ratio of average interest-bearing deposits to total average deposits was 92.3 percent in nine months ended September 30, 2005 compared to 92.02 percent in the same period a year ago. This deposit mix, combined with a general increase in market rates, had the effect of (i) increasing the average cost of total deposits by 55 basis points in nine months ended September 30, 2005 compared to the same period a year ago and, (ii) mitigating a portion of the impact of increasing yields on earning assets on the Company’s net interest income.

The Company’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.59 percent in nine months ended September 30, 2005 compared to 3.63 percent in the same period a year ago. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

Provision for Possible Loan Losses

The provision for possible loan losses is determined by management as the amount to be added to the allowance for possible loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for possible loan losses totaled $2.70 million in nine months ended September 30, 2005 compared to $2.71 million in same period a year ago. See the section captioned “Allowance for Possible Loan Losses” elsewhere in this discussion for further analysis of the provision for possible loan losses.

Non-Interest Income

The components of non-interest income were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Service charges on deposit accounts	$1,077	$1,100	$3,057	$3,170
Other charges, commissions and fees	186	149	539	413
Other	124	92	659	365
Mortgage banking income	219	281	553	823

Total	$1,606	$1,622	$4,808	$4,771

Total non-interest income for three months ended September 30, 2005 decreased $16 thousand, or 0.99 percent compared to the same period a year ago. Total interest income for nine months ended September 30, 2005 increased $37 thousand, or 0.78 percent compared to the same period a year ago. Growth in non-interest income over the comparable periods was primarily in other income while mortgage banking fees decreased significantly over the comparable periods. Changes in these items and the other components of non-interest income are discussed in more detail below.

Service Charges on Deposit Accounts. Service charges on deposit accounts for three months ended September 30, 2005 decreased $23 thousand, or 2.09 percent, compared to the same period a year ago. Service charges on deposit accounts for nine months ended September 30, 2005 decreased $113 thousand, or 3.56 percent, compared to the same period a year ago. In both periods, the decrease was primarily due to a reduction in overdraft fees, which was mostly related to consumer and commercial demand deposit accounts.

Other Charges, Commissions, and Fees. Other commission and fee income for three months ended September 30, 2005 increased $37 thousand, or 24.83 percent, compared to the same year ago period. The increase was primarily due to increased ATM fees of $25 thousand and increased credit life insurance commissions of $8 thousand for three months ended September 30, 2005 compared to the same year ago period. Other commission and fee income for nine months ended September 30, 2005 increased $126 thousand, or 30.51 percent, compared to the same year ago period. The increase was primarily due to increased ATM fees of $106 thousand and increased credit life insurance commissions of $10 thousand for nine months ended September 30, 2005 compared to the same year ago period.

Other Income. Other income for three months ended September 30, 2005 increased $32 thousand, or 34.78 percent, compared to the same year ago period. Deferred compensation income increased $21 thousand and gain on the sale of SBA loans increased $10 thousand to account for the increase in the three month period ended September 30, 2005 compared to the same year ago period. Other income for nine months ended September 30, 2005 increased $294 thousand, or 80.55 percent, compared to the same year ago period. Non-recurring deferred compensation income accounts for $163 thousand of the increase. The non-recurring income results from an accounting entry recording stock received from the demutualization of two insurance companies. Other miscellaneous income accounts increased $32 thousand and gain on the sale of SBA loans increased $42 thousand to account for the other significant increase in other income.

Mortgage Banking Fees. Mortgage banking fees for three months ended September 30, 2005 decreased $62 thousand, or 22.06 percent, compared to the same period a year ago and for the nine months ended September 30, 2005 decreased $270 thousand, or 32.81 percent, compared to the same period a year ago. The decrease in both periods is primarily attributable to a decrease in mortgage loan refinancing activity. The company anticipates mortgage loan refinancing to trend downward in future years as most borrowers have already refinanced to historical low rates.

Non-Interest Expense

The components of non-interest expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Salaries and employee benefits	$3,580	$3,189	$10,454	$9,433
Occupancy and equipment	994	940	2,819	2,606
Security Losses, net	0	31	0	31
Other	1,990	2,095	5,968	5,694

Total	$6,564	$6,255	$19,241	$17,764

Total non-interest expense for three months ended September 30, 2005 increased $309 thousand, or 4.94 percent, compared to the same period a year ago. Growth in non-interest expense in three months ended September 30, 2005 was primarily in salaries, employee benefits, occupancy and equipment expense and other non-interest expenses. Total non-interest expense for nine months ended September 30, 2005 increased $1.48 million, or 8.31 percent, compared to the same period a year ago. As with the three month period, growth in non-interest expense for the nine month period ended September 30, 2005 was primarily in salaries, employee benefits, occupancy and equipment expense and other non-interest expenses. These items and the changes in the various components of non-interest expense are discussed in more detail below.

Salaries and Employee Benefits. Salaries and employee benefits expense for three months ended September 30, 2005 increased $391 thousand, or 12.26 percent, compared to the same period a year ago. Salaries and employee benefits expense for nine months ended September 30, 2005 increased $1.02 million, or 10.82 percent, compared to the same year ago period. In both periods, increases are due primarily to increases in headcount and merit increases as the Company opened three new offices during 2004, acquired one branch office in 2004 and has opened two new offices in 2005.

Occupancy and Equipment. Net occupancy expense for three months ended September 30, 2005 increased $54 thousand, or 5.74 percent, compared to the same period a year ago. Net occupancy expense for nine months ended September 30, 2005 increased $213 thousand, or 8.17 percent, compared to the same period a year ago. The company experienced increased net occupancy and equipment expense due to new offices opened in 2004 and 2005. The impact of new offices resulted in higher building maintenance, insurance, utilities expense and higher depreciation expense for both periods.

All Other Non-Interest Expense. All other non-interest expense for three months ended September 30, 2005 decreased $105 thousand, or 5.01 percent, compared to the same period a year ago. Losses on sale/writedown of OREO property decreased $187 thousand, software and license fee expense decreased $26 thousand, stationery and supply expense increased $27 thousand, accounting fees increased $16 thousand, director fees increased $26 thousand, ATM fees increased $28 thousand and city and county taxes decreased $50 thousand to primarily account for significant changes from the same period a year ago. All other non-interest expense for the nine months ended September 30, 2005 increased $274 thousand, or 4.81 percent, compared to the same year ago period. Software and license fee expense decreased $68 thousand, stationery and supply expense increased $48 thousand, accounting fees increased $79 thousand, director fees increased $55 thousand, ATM fees increased $36 thousand, other losses from sale/writedown of OREO property decreased $227 thousand, deferred compensation expense increased $151 thousand and mortgage operations expense increased $141 thousand to primarily account for significant changes from the same year ago period.

Security losses, net. Security losses, net decreased $31 thousand for the three months and nine months ended September 30, 2005 compared to the same year ago periods.

Sources and Uses of Funds

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the assets in which those funds are invested as a percentage of the Company’s average total assets for the period indicated. Average assets totaled $1.014 billion in nine months ended September 30, 2005 compared to $921 million in nine months ended September 30, 2004.

	Nine Months Ended September 30,
	2005		2004
Source of Funds:
Deposits:
Noninterest –Bearing	$65,982	6.51%	$62,214	6.76%
Interest-Bearing	793,086	78.23	717,551	77.92
Federal Funds Purchased	549	0.06	372	0.04
Long-term Debt and Other Borrowings	84,698	8.35	78,218	8.49
Other Noninterest-Bearing Liabilities	5,155	0.51	4,285	0.46
Equity Capital	64,323	6.34	58,251	6.33

Total	$1,013,793	100.00%	$920,891	100.00%

Uses of Funds:
Loans	$798,530	78.77%	$709,956	77.10%
Securities	112,297	11.08	111,881	12.15
Federal Funds Sold	31,365	3.09	28,473	3.09
Interest-Bearing Deposits in Other Banks	2,725	0.27	8,045	0.87
Other Interest-Earning Assets	4,820	0.47	3,142	0.34
Other Noninterest-Earning Assets	64,056	6.32	59,394	6.45

Total	$1,013,793	100.00%	$920,891	100.00%

Deposits continue to be the Company’s primary source of funding. Over the comparable periods, the relative mix of deposits continues to be high in interest-bearing deposits. Interest-bearing deposits totaled 92.32 percent of total average deposits in nine months ended September 30, 2005 compared to 92.02 percent in the same period a year ago.

The Company primarily invests funds in loans and securities. Loans continue to be the largest component of the Company’s mix of invested assets. Loan demand continues to be strong as total loans were $842 million at September 30, 2005, up 8.09 percent, compared to loans of $779 million at December 31, 2004. See additional discussion regarding the Company’s loan portfolio in the section captioned “Loans” included elsewhere in this discussion. The majority of funds provided by deposit growth have been invested in loans.

Loans

The following table presents the composition of the Company’s loan portfolio as of September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
Commercial, Financial and Agricultural	$59,543	$44,284
Real Estate
Construction	129,300	100,774
Mortgage, Farmland	40,604	38,245
Mortgage, Other	522,058	500,869
Consumer	72,705	73,685
Other	18,144	20,823

	842,354	778,680
Unearned Interest and Fees	(198)	(37)
Allowance for Loan Losses	(10,663)	(10,012)

Loans	$831,493	$768,631

The following table presents total loans as of September 30, 2005 according to maturity distribution and/or repricing opportunity on adjustable rate loans:

Maturity and Repricing Opportunity	($ in Thousands)
One Year or Less	$536,295
After One Year through Three Years	235,014
After Three Years through Five Years	59,879
Over Five Years	11,166

$842,354

Overview. Loans totaled $842 million at September 30, 2005, up 8.09 percent from December 31, 2004 loans of $779 million. The majority of the Company’s loan portfolio is comprised of the real estate loans-other, real estate construction and installment loans to individuals. Real estate-other, which is primarily 1-4 family residential properties and nonfarm nonresidential properties, made up 61.98 percent and 64.32 percent of total loans, real estate construction made up 15.35 percent and 12.94 percent, while installment loans to individuals made up 8.63 percent and 9.46 percent of total loans at September 30, 2005 and December 31, 2004, respectively. Real estate loans-other include both commercial and consumer balances.

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

Commercial, Financial and Agricultural. Commercial, financial and agricultural loans at September 30, 2005 increased 34.46 percent from December 31, 2004 to $59.5 million. The Company’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Company’s loan policy guidelines.

Industry Concentrations. As of September 30, 2005 and December 31, 2004, there were no concentrations of loans within any single industry in excess of 10 percent of total loans, as segregated by Standard Industrial Classification code (“SIC code”). The SIC code is a federally designed standard industrial numbering system used by the Company to categorize loans by the borrower’s type of business.

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

Large Credit Relationships. Colony is currently in eighteen counties in South and Central Georgia and include metropolitan markets in Doughtery, Lowndes, Houston, Chatham and Muscogee counties. As a result, the Company originates and maintains large credit relationships with several commercial customers in the ordinary course of business. The Company considers large credit relationships to be those with commitments equal to or in excess of $5.0 million prior to any portion being sold. Large relationships also include loan participations purchased if the credit relationship with the agent is equal to or in excess of $5.0 million. In addition to the Company’s normal policies and procedures related to the origination of large credits, the Company’s Central Credit Committee must approve all new and renewed credit facilities which are part of large credit relationships. The following table provides additional information on the Company’s large credit relationships outstanding at period end.

	September 30, 2005			December 31, 2004
	Number of Relationships	Period End Balances			Period End Balances
		Committed	Outstanding	Number of Relationships	Committed	Outstanding
Large Credit Relationships:
$10 million and greater	2	$27,531	$20,506	1	$11,264	$10,461
$5 million to $9.9 million	6	$34,949	$29,215	4	$24,293	$21,722

Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table presents the maturity distribution of the Company’s loans at September 30, 2005. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate.

	Due in One Year or Less	After One, but Within Three Years	After Three, but Within Five Years	After Five Years	Total
Loans with fixed interest rates	$204,627	$220,839	$59,860	$11,166	$496,492
Loans with floating interest rates	331,668	14,175	19	0	345,862

Total	$536,295	$235,014	$59,879	$11,166	$842,354

The Company may renew loans at maturity when requested by a customer whose financial strength appears to support such renewal or when such renewal appears to be in the Company’s best interest. In such instances, the Company generally requires payment of accrued interest and may adjust the rate of interest, require a principal reduction or modify other terms of the loan at the time of renewal.

Non-Performing Assets and Potential Problem Loans

Non-performing assets and accruing past due loans as of September 30, 2005 and December 31, 2004 were as follows:

	September 30, 2005	December 31, 2004
Loans accounted for on nonaccrual	$9,145	$7,856
Loans past due 90 days or more	8	953
Renegotiated loans	0	0
Other real estate foreclosed	2,695	1,127

Total non-performing assets	$11,848	$9,936

Non-performing assets as a percentage of:
Total loans and foreclosed assets	1.40%	1.27%
Total assets	1.11%	1.00%
Accruing past due loans:
30-89 days past due	$7,768	$8,302
90 or more days past due	8	953

Total accruing past due loans	$7,776	$9,255

Non-performing assets include non-accrual loans, loans past due 90 days or more, restructured loans and foreclosed real estate. Non-performing assets at September 30, 2005 increased 19.24 percent from December 31, 2004.

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

Foreclosed assets represent property acquired as the result of borrower defaults on loans. Foreclosed assets are recorded at the lower of cost or estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for possible loan losses. On an ongoing basis, properties are appraised as required by market indications and applicable regulations. Write-downs are provided for subsequent declines in value and are included in other non-interest expense along with other expenses related to maintaining the properties.

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

	September 30, 2005		December 31, 2004
	Reserve	%*	Reserve	%*
Commercial, Financial and Agricultural	$3,199	7%	$3,004	6%
Real Estate – Construction	640	15%	501	13%
Real Estate – Farmland	533	5%	501	5%
Real Estate – Other	3,412	62%	3,304	64%
Loans to Individuals	2,133	9%	2,002	9%
All other Loans	746	2%	700	3%

Total	$10,663	100%	$10,012	100%

*	Loan balance in each category expressed as a percentage of total end of period loans.

Activity in the allowance for loan losses is presented in the following table. There were no charge-offs or recoveries related to foreign loans during any of the periods presented.

The following table presents an analysis of the Company’s loan loss experience for the periods indicated.

($ in thousands)	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004
Allowance for Loan Losses at Beginning of Quarter	$10,119	$9,677

Charge-Off
Commercial, Financial and Agricultural	181	83
Real Estate	2	113
Consumer	139	244
All Other	44	21

	366	461

Recoveries

Commercial, Financial and Agricultural	10	9
Real Estate	2	2
Consumer	23	21
All Other	6	2

	41	34

Net Charge-Offs	325	427

Provision for Loan Losses	869	864

Allowance for Loan Losses at End of Quarter	$10,663	$10,114

Ratio of Net Charge-Offs to Average Loans	0.04%	0.06%

The allowance for possible loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The provision for possible loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for possible loan losses increased $5 thousand from $864 thousand in three months ended September 30, 2004 to $869 thousand in three months ended September 30, 2005. Provisions remained flat due to stable net charge-offs during third quarter 2005.

Net charge-offs in three months ended September 30, 2005 decreased $102 thousand compared to the same period a year ago. Net charge-offs of 0.04 percent for third quarter 2005 that annualizes to 0.16 percent is below normal for our company. We anticipate annual charge-offs to be in the 0.30 percent to 0.35 percent range.

Management believes the level of the allowance for possible loan losses was adequate as of September 30, 2005. Should any of the factors considered by management in evaluating the adequacy of the allowance for possible loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for possible loan losses.

The following table presents an analysis of the Company’s loan loss experience for the periods indicated.

($ in thousands)	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Allowance for Loan Losses at Beginning of Year	$10,012	$8,516

Charge-Off
Commercial, Financial and Agricultural	432	388
Real Estate	568	184
Consumer	1,077	461
All Other	189	216

	2,266	1,249

Recoveries
Commercial, Financial and Agricultural	107	36
Real Estate	14	8
Consumer	59	78
All Other	35	16

	215	138

Net Charge-Offs	2,051	1,111

Provision for Loan Losses	2,702	2,709

Allowance for Loan Losses at End of Quarter	$10,663	$10,114

Ratio of Net Charge-Offs to Average Loans	0.25%	0.15%

The allowance for possible loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The provision for possible loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for possible loan losses decreased $7 thousand from $2.709 million in nine months ended September 30, 2004 to $2.702 million in nine months ended September 30, 2005. Provisions were relatively flat for both periods due to stability in our asset quality.

Net charge-offs in nine months ended September 30, 2005 increased $940 thousand compared to the same period a year ago. The general increase in net charge-offs during the comparable periods is reflective of more stringent credit standards, weaker economic conditions and higher interest rates. Net charge-offs for 2005 will approximate 0.30 – 0.35 percent which compares to 0.27 percent for calendar year 2004.

Management believes the level of the allowance for possible loan losses was adequate as of September 30, 2005. Should any of the factors considered by management in evaluating the adequacy of the allowance for possible loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for possible loan losses.

Investment Portfolio

The following table presents carrying values of investment securities held by the Company as of September 30, 2005 and December 31, 2004.

($ in thousands)	September 30, 2005	December 31, 2004
U.S. Government Agencies	$27,955	$29,054
State, County and Municipal	6,335	6,968
Corporate Obligations	3,046	3,113
Marketable Equity Securities	273	0

Investment Securities	37,609	39,135
Mortgage-Backed Securities	70,381	73,458

Total Investment Securities and Mortgage-Backed Securities	$107,990	$112,593

The following table represents maturities and weighted-average yields of investment securities held by the Company as of September 30, 2005. (Mortgage backed securities are based on the average life at the projected speed, while Agencies and State and Political subdivisions reflect anticipated calls being exercised.)

	Within 1 Year		After 1 Year But Within 5 Years		After 5 Years But Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government Agencies	$1,668	4.26%	$22,821	3.70%	$3,466	4.91%	$—	—%
Mortgage-Backed Securities	5,837	0.91	60,065	3.73	4,480	4.24	—	—

State, County and Municipal	3,682	4.14	1,276	4.04	1,296	5.94	80	17.16
Corporate Obligations	—	—	3,046	4.37	—	—	—	—
Marketable Equity Securities	—	—	—	—	—	—	273	—

Total Investment Portfolio	$11,187	2.47%	$87,208	3.75%	$9,242	4.73%	$353	3.89%

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

At September 30, 2005, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10 percent of the Company’s shareholders’ equity.

The average yield of the securities portfolio was 3.30 percent in nine months ended September 30, 2005 compared to 3.57 percent in the same period a year ago. The decrease in the average yield over the comparable periods primarily resulted from amortization on mortgage-backed securities due to prepayments received. The early repayment of mortgage-backed securities primarily resulted from borrower refinancing due to lower market interest rates. The overall reduction in the securities portfolio over the comparable periods was by design to utilize proceeds to fund loans.

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the nine months period ended September 30, 2005 and September 30, 2004.

	September 30, 2005		September 30, 2004
($ in thousands)	Average Amount	Average Rate	Average Amount	Average Rate
Noninterest-Bearing Demand Deposits	$65,982		$62,214
Interest-Bearing Demand and Savings Deposits	198,183	1.24%	196,427	1.11%
Time Deposits	594,903	3.07%	521,124	2.36%

Total Deposits	$859,068	2.41%	$779,765	1.86%

The following table presents the maturities of the Company’s time deposits as of September 30, 2005.

($ in thousands)	Time Deposits $100,000 or Greater	Time Deposits Less Than $100,000	Total
Months to Maturity
3 or Less	$66,274	$70,458	$136,732
Over 3 through 12 Months	164,555	230,133	394,688
Over 12 Months through 36 Months	36,794	42,835	79,629
Over 36 Months	13,062	10,787	23,849

	$280,685	$354,213	$634,898

Average deposits increased $79.3 million to $859.1 million at September 30, 2005 from $779.8 million at September 30, 2004. The increase included $3.8 million, or 4.75 percent, related to noninterest-bearing deposits. Accordingly the ratio of average noninterest-bearing deposits to total average deposits was 7.68 percent for nine months ended September 30, 2005 compared to 7.98 percent for nine months ended September 30, 2004. The general increase in market rates, had the effect of (i) increasing the average cost of total deposits by 55 basis points in nine months ended September 30, 2005 compared to the same period a year ago; and (ii) mitigating a portion of the impact of increasing yields on earning assets on the Company’s net interest income.

Total average interest-bearing deposits increased $75.5 million, or 10.53 percent in nine months ended September 30, 2005 compared to the same period a year ago. The growth in average deposits at September 30, 2005 compared to September 30, 2004 was primarily in money market deposit accounts and savings and interest-on-checking accounts and other time accounts. Due to the uncertainty of the low interest rate environment, it appears that many customers are less inclined to invest their funds for extended periods and are choosing to maintain such funds in readily accessible money market and interest-on-checking accounts and short term time accounts.

Off-Balance-Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of September 30, 2005. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payments Due by Period
	1 Year or Less	More than 1 Year but Less Than 3 Years	3 Years or More but Less Than 5 Years	5 Years or More	Total
Contractual obligations:
Subordinated debentures	$—	$—	$—	$19,074	$19,074
Other borrowed money	1,725	56	—		1,781
Federal Home Loan Bank advances	15,500	18,500	1,000	34,000	69,000
Operating leases	132	177	101	152	562
Deposits with stated maturity dates	531,420	79,629	23,825	24	634,898

	548,777	98,362	24,926	53,250	725,315
Other commitments:
Loan commitments	102,714	—	—	—	102,714
Standby letters of credit	2,062	—	—	—	2,062
Performance letters of credit	468	—	—	—	468
Construction Contracts	1,474	—	—	—	1,474

	106,718	—	—	—	106,718

Total contractual obligations and Other commitments	$655,495	$98,362	$24,926	$53,250	$832,033

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

Loan Commitments. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for possible loan losses. Loan commitments outstanding at September 30, 2005 are included in the table above.

Standby and Performance Letters of Credit. Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. The Company’s policies generally require that standby and performance letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby and performance letters of credit outstanding at September 30, 2005 are included in the table above.

Capital and Liquidity

At September 30, 2005, shareholders’ equity totaled $66.9 million compared to $61.8 million at December 31, 2004. In addition to net income of $6.7 million, other significant changes in shareholders’ equity during nine months ended September 30, 2005 included $1.5 million of dividends paid and an increase of $145 thousand resulting from the amortization of the stock grant plan. The accumulated other comprehensive income component of shareholders’ equity totaled ($764) thousand at September 30, 2005 compared to ($597) thousand at December 31, 2004. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale. Under regulatory requirements, the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. Tier 1 capital consists of common stock and qualifying preferred stockholders’ equity less goodwill. Tier 2 capital consists of certain convertible, subordinated and other qualifying debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets. The Company has no Tier 2 capital other than the allowance for loan losses and gain on marketable equity securities.

Using the capital requirements presently in effect, the Tier 1 ratio as of September 30, 2005 was 9.93 percent and total Tier 1 and 2 risk-based capital was 11.19 percent. Both of these measures compare favorably with the regulatory minimum of 4 percent for Tier 1 and 8 percent for total risk-based capital. The Company’s Tier 1 leverage ratio as of September 30, 2005 was 8.07 percent, which exceeds the required ratio standard of 4 percent.

The Company, primarily through the actions of its subsidiary banks, engages in liquidity management to ensure adequate cash flow for deposit withdrawals, credit commitments and repayments of borrowed funds. Needs are met through loan repayments, net interest and fee income and the sale or maturity of existing assets. In addition, liquidity is continuously provided through the acquisition of new deposits, the renewal of maturing deposits and external borrowings.

Management monitors deposit flow and evaluates alternate pricing structures to retain and grow deposits. To the extent needed to fund loan demand, traditional local deposit funding sources are supplemented by the use of FHLB borrowings, brokered deposits and other wholesale deposit sources outside the immediate market area. Internal policies have been updated to monitor the use of various core and non-core funding sources, and to balance ready access with risk and cost. Through various asset/liability management strategies, a balance is maintained among goals of liquidity, safety and earnings potential. Internal policies that are consistent with regulatory liquidity guidelines are monitored and enforced by the banks.

The investment portfolio provides a ready means to raise cash without loss if liquidity needs arise. As of September 30, 2005, the Company held $108 million in bonds (excluding FHLB stock), at current market value in the available for sale portfolio. At December 31, 2004, the available for sale bond portfolio totaled $112.6 million. Only marketable investment grade bonds are purchased. Although most of the banks’ bond portfolios are encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for a sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it primarily determines the Company’s liquidity posture. Colony had ratios of loans to deposits of 93.5 percent as of September 30, 2005 and 91.6 percent at December 31, 2004. Management employs alternative funding sources when deposit balances will not meet loan demands. The ratios of loans to all funding sources (excluding Subordinated Debentures) at September 30, 2005 and December 31, 2004 were 86.7 percent and 85.4 percent, respectively. Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources. The stability of the banks’ core deposit base is an important factor in Colony’s liquidity position. A heavy percentage of the deposit base is comprised of accounts of individuals and small business with comprehensive banking relationships and limited volatility. At September 30, 2005 and December 31, 2004, the banks had $280.7 million and $203.9 million in certificates of deposit of $100,000 or more. These larger deposits represented 33.6 percent and 26.1 percent of respective total deposits. Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed. Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

Local market deposit sources proved insufficient to fund the strong loan growth trends at Colony over the past several years. The Company supplemented deposit sources with brokered deposits. As of September 30, 2005, the Company had $53.1 million, or 6.4 percent of total deposits, in brokered certificates of deposit attracted by external third parties. Additionally, the banks use external wholesale or Internet services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed.

To plan for contingent sources of funding not satisfied by both local and out-of-market deposit balances, Colony and its subsidiaries have established multiple borrowing sources to augment their funds management. The Company has borrowing capacity through membership of the Federal Home Loan Bank program. The banks have also established overnight borrowing for Federal Funds Purchased through various correspondent banks. Management believes the various funding sources discussed above are adequate to meet the Company’s liquidity needs in the future without any material adverse impact on operating results.

For nine months ended September 30, 2005, average capital was $64.3 million, representing 6.34 percent of average assets for the year. This compares to 6.33 percent for nine months ended September 30, 2004 and 6.29 percent for calendar year 2004.

The Company paid cash dividends of $0.21 per common share during the first three quarters of 2005, and a cash dividend of $0.186 per common share during the first three quarters of 2004, respectively. This equates to a dividend payout ratio of 22.58 percent for first three quarters of 2005 compared to 22.14 percent for the same period a year ago.

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

Quantitative and Qualitative Disclosures About Market Risk

AVERAGE BALANCE SHEETS

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
($ in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Interest and fees Taxable (1)	$808,906	$42,269	6.97%	$719,340	$34,862	6.46%

Investment Securities
Taxable	106,223	2,545	3.19%	103,578	2,686	3.46%
Tax-Exempt (2)	6,074	235	5.16%	8,303	312	5.01%

Total Investment Securities	112,297	2,780	3.30%	111,881	2,998	3.57%

Interest-Bearing Deposits in Other Banks	2,725	57	2.79%	8,045	59	0.98%

Federal Funds Sold	31,365	669	2.84%	28,473	227	1.06%

Interest-Bearing Other Assets	4,820	136	3.76%	3,142	87	3.69%

Total Interest-Earning Assets	960,113	$45,911	6.38%	870,881	$38,233	5.85%

Non-interest-Earning Assets
Cash and Cash Equivalents	20,236			18,503
Allowance for Loan Losses	(10,376)			(9,384)
Other Assets	43,820			40,891

Total Noninterest-Earning Assets	53,680			50,010

Total Assets	$1,013,793			$920,891

Liabilities and Stockholders’ Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$198,183	$1,850	1.24%	$196,427	$1,632	1.11%
Other Time	594,903	13,681	3.07%	521,124	9,241	2.36%

Total Interest-Bearing Deposits	793,086	15,531	2.61%	717,551	10,873	2.02%

Other Interest-Bearing Liabilities
Other Borrowed Money	65,624	1,914	3.89%	61,988	1,775	3.82%
Subordinated Debentures	19,074	918	6.42%	16,230	600	4.93%
Federal Funds Purchased and Securities
Sold Under Agreement to Repurchase	549	15	3.64%	372	4	1.43%

Total Other Interest-Bearing Liabilities	85,247	2,847	4.45%	78,590	2,379	4.04%

Total Interest-Bearing Liabilities	878,333	$18,378	2.79%	796,141	$13,252	2.22%

Noninterest-Bearing Liabilities and Stockholders’ Equity
Demand Deposits	65,982			62,214
Other Liabilities	5,155			4,285
Stockholders’ Equity	64,323			58,251

Total Noninterest-Bearing Liabilities and Stockholders’ Equity	135,460			124,750

Total Liabilities and Stockholders’ Equity	$1,013,793			$920,891

Interest Rate Spread			3.59%			3.63%

Net Interest Income		$27,533			$24,981

Net Interest Margin			3.82%			3.82%

(1)	The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable equivalent adjustments totaling $90 and $99 for nine month period ended September 30, 2005 and 2004 respectively, are included in tax-exempt interest on loans.

(2)	Taxable-equivalent adjustments totaling $80 and $106 for nine month period ended September 30, 2005 and 2004, respectively, are included in tax-exempt interest on investment securities. The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

Colony Bankcorp, Inc. and Subsidiary

Interest Rate Sensitivity

The following table is an analysis of the Company’s interest rate-sensitivity position at September 30, 2005. The interest-bearing rate-sensitivity gap, which is the difference between interest-earning assets and interest-bearing liabilities by repricing period, is based upon maturity or first repricing opportunity, along with a cumulative interest rate-sensitivity gap. It is important to note that the table indicates a position at a specific point in time and may not be reflective of positions at other times during the year or in subsequent periods. Major changes in the gap position can be, and are, made promptly as market outlooks change.

	Assets and Liabilities Repricing Within
($ in Thousands)	3 Months or Less	4 to 12 Months	1 Year	1 to 5 Years	Over 5 Years	Total

EARNING ASSETS:
Interest-bearing Deposits	$4,233	$0	$4,233	$0	$0	$4,233
Federal Funds Sold	43,204	0	43,204	0	0	43,204
Investment Securities	15,893	3,146	19,039	76,945	12,006	107,990
Loans, Net of Unearned Income	364,513	171,584	536,097	294,893	11,166	842,156
Other Interest-bearing Assets	5,102	0	5,102	0	0	5,102

Total Interest-earning assets	432,945	174,730	607,675	371,838	23,172	1,002,685

INTEREST-BEARING LIABILITIES:
Interest-bearing Demand Deposits (1)	161,333	0	161,333	0	0	161,333
Savings (1)	38,119	0	38,119	0	0	38,119
Time Deposits	136,732	394,688	531,420	103,454	24	634,898
Other Borrowings (2)	15,781	3,000	18,781	18,000	34,000	70,781
Subordinated Debentures	19,074	0	19,074	0	0	19,074

Total Interest-bearing liabilities	371,039	397,688	768,727	121,454	34,024	924,205

Interest rate-sensitivity gap	61,906	(222,958)	(161,052)	250,384	(10,852)	78,480

Cumulative interest-sensitivity gap	61,906	(161,052)	(161,052)	89,332	78,480

Interest rate-sensivitiy gap as a percentage of interest-earning assets	6.17%	(22.24)%	(16.06)%	24.97%	(1.08)%

Cumulative interest rate-sensitivity as as a percentage of interest-earning assets	6.17%	(16.06)%	(16.06)%	8.91%	7.83%

(1)	Interest-bearing Demand and Savings Accounts for repricing purposes are considered to reprice within 3 months or less.
(2)	Short-term borrowings for repricing purposes are considered to reprice within 3 months or less.

The foregoing table indicates that we had a one year negative gap of ($161) million, or (16.06) percent of total assets at September 30, 2005. In theory, this would indicate that at September 30, 2005, $161 million more in liabilities than assets would reprice if there were a change in interest rates over the next 365 days. Thus, if interest rates were to increase, the gap would indicate a resulting decrease in net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and our supporting liability can vary significantly while the timing of repricing of both the assets and our supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposits. Net interest margin has remained flat at 3.82 percent for nine months ended September 30, 2005 and 2004.

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

Return on Assets and Stockholders’ Equity

The following table presents selected financial ratios for each of the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Return on Assets	0.87%	0.86%	0.88%	0.87%
Return on Equity	13.60%	13.82%	13.83%	13.71%
Dividend Payout	22.50%	22.07%	22.58%	22.14%
Avg. Equity to Avg. Assets	6.41%	6.23%	6.34%	6.33%
Dividends Declared	$0.072	$0.064	$0.21	$0.186

Future Outlook

Colony is an emerging company in an industry filled with nonregulated competitors and a rapid pace of consolidation. The year brings with it new opportunities for growth in our existing markets, as well as opportunities to expand into new markets through acquisitions and denovo branching. The Company completed construction of its main office in Valdosta/Lowndes County that opened during second quarter 2005. Real estate has been purchased for a future office in Thomasville/Thomas County. The Company completed renovation of its Savannah office during third quarter 2005 and opened its first full-service branch in the Savannah/Chatham County market. The Company awarded the bid on its first full-service branch in Columbus/Muscogee County that should be completed in first quarter 2006. The Company has begun construction on a second office in Warner Robins that should be completed during fourth quarter 2005. Entry into the MSA markets – Savannah, Columbus, Warner Robins, and Macon – will require multi-branch offices and the company is presently looking for available real estate to purchase in those markets.

BUSINESS

General

The Company was organized in 1983 as a bank holding company through the merger of Colony Bank of Fitzgerald with a subsidiary of the Company. Since that time, Colony Bank of Fitzgerald, which was formed by principals of Colony Bankcorp, Inc. in 1976, has operated as a wholly-owned subsidiary of the Company. In April 1984, Colony Bankcorp, Inc. acquired Colony Bank Wilcox, and in November 1984, Colony Bank Ashburn became a wholly-owned subsidiary of Colony Bankcorp, Inc. Colony Bankcorp, Inc. continued its growth with the acquisition of Colony Bank of Dodge County in September 1985. In August 1991, Colony Bankcorp, Inc. acquired Colony Bank Worth. In November 1996, Colony Bankcorp, Inc. acquired Colony Bank Southeast and in November 1996 formed a non-bank subsidiary Colony Management Services, Inc. In March 2002, Colony Bankcorp, Inc. acquired Colony Bank Quitman, FSB and also formed Colony Bankcorp Statutory Trust I. In December 2002, Colony formed its second trust, Colony Bankcorp Statutory Trust II. In September, 2004, Colony formed its third Trust, Colony Bankcorp Statutory Trust III.

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

On April 2, 1998, the Company was listed on Nasdaq National Market. The Company’s common stock trades on the Nasdaq Stock Market under the symbol “CBAN”. The Company presently has approximately 2,005 shareholders as of September 30, 2005. “The Nasdaq Stock Market” or “Nasdaq” is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting and order execution systems. This market also provides specialized automation services for screen-based negotiations of transactions, on-line comparison of transactions, and a range of informational services tailored to the needs of the securities industry, investors and issuers. The Nasdaq Stock Market is operated by The Nasdaq Stock Market, Inc., a wholly-owned subsidiary of the National Association of Securities Dealers, Inc.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See pages 43-45 of this report for disclosures

ITEM 4 – CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, James D. Minix, and the Principal Financial and Accounting Officer, Terry L. Hester, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures are effective.

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

/s/ James D. Minix
Date: November 7, 2005	James D. Minix,
Chief Executive Officer
/s/ Terry L. Hester
Date: November 7, 2005	Terry L. Hester, Executive Vice President and
Chief Financial Officer