Form 10-K
period 2005-12-31
COLONY BANKCORP INC
filed 2006-03-15
CIK 711669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Fee Required)

For the Fiscal Year Ended December 31, 2005

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

COMMON STOCK, $1.00 PAR VALUE

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated an accelerated filer, an accelerated filer or a nonaccelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Nonaccelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of June 30, 2005: $164,061,928 based on stock price of $30.04.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,191,135 shares of $1.00 par value common stock as of March 6, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Annual Report are incorporated by reference from the Registrant’s definitive Proxy Statement to be filed with Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report.

Forward Looking Statement Disclosure

Statements in this Annual Report regarding future events or performance are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the PSLRA) and are made pursuant to the safe harbors of the PSLRA. Actual results of Colony Bankcorp, Inc. (the Company) could be quite different from those expressed or implied by the forward-looking statements. Any statements containing the words “could,” “may,” “will,” “should,” “plan,” “believes,” “anticipates,” “estimates,” “predicts,” “expects,” “projections,” “potential,” “continue,” or words of similar import, constitute “forward-looking statements,” as do any other statements that expressly or implicitly predict future events, results, or performance. Factors that could cause results to differ from results expressed or implied by our forward-looking statements include, among others, risks discussed in the text of this Annual Report as well as the following specific items:

•	General economic conditions, whether national or regional, that could affect the demand for loans or lead to increased loan losses;

•	Competitive factors, including increased competition with community, regional, and national financial institutions, that may lead to pricing pressures that reduce yields the Company achieves on loans and increase rates the Company pays on deposits, loss of the Company’s most valued customers, defection of key employees or groups of employees, or other losses;

•	Increasing or decreasing interest rate environments, including the shape and level of the yield curve, that could lead to decreases in net interest margin, lower net interest and fee income, including lower gains on sales of loans, and changes in the value of the Company’s investment securities;

•	Changing business or regulatory conditions, or new legislation, affecting the financial services industry that could lead to increased costs, changes in the competitive balance among financial institutions, or revisions to our strategic focus;

•	Changes or failures in technology or third party vendor relationships in important revenue production or service areas, or increases in required investments in technology that could reduce our revenues, increase our costs or lead to disruptions in our business.

Readers are cautioned not to place undue reliance on our forward-looking statements, which reflect management’s analysis only as of the date of the statements. The Company does not intend to publicly revise or update forward-looking statements to reflect events or circumstances that arise after the date of this report.

Readers should carefully review all disclosures we file from time to time with the Securities and Exchange Commission (SEC).

Part I

Item 1

Business

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

The Bank serves the residents of Fitzgerald and surrounding areas of Ben Hill County which has a population of approximately 18,000 people. Manufacturing facilities located in Ben Hill County employ many people and are the most significant part of the local economy. Ben Hill County also has a large agricultural industry producing timber and row crops. Major row crops are peanuts, tobacco, cotton and corn.

The Bank serves Houston County with the opening of its branch in Warner Robins, Georgia. The Houston County market has an estimated population of 124,000. Robins Air Force base, located in Houston County, is a major employer in the area which has survived national base closure mandates and expanded in size in recent years.

A history of the Bank’s financial position for fiscal years ended 2005, 2004 and 2003 is as follows:

	2005	2004	2003
Total Assets	$185,403,798	$167,196,708	$149,966,267
Total Deposits	155,593,897	139,034,653	121,822,513
Total Stockholders’ Equity	14,815,728	13,282,778	12,260,116
Net Income	2,464,452	1,757,213	1,163,883

Number of Issued and Outstanding Shares	90,000	90,000	90,000
Book Value Per Share	$164.62	$147.59	$136.22
Net Income Per Share	27.38	19.52	12.93

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

The Bank is building its second office in Warner Robins, Georgia. The new office will be approximately 5,000 square feet and is scheduled for completion in the first quarter of 2006.

Part I (Continued)

Item 1 (Continued)

Competition

The banking business in Ben Hill County and Houston County is highly competitive. The Bank competes primarily with five other commercial banks and one credit union operating in Ben Hill County. In Houston County the Bank competes with nine commercial banks and four credit unions. Additionally, the Bank competes to a lesser extent with insurance companies and governmental agencies. The banking industry is also experiencing increasing competition for deposits from less traditional sources such as money market and mutual funds. The Bank also offers “NOW” accounts, individual retirement accounts, simplified pension plans, KEOGH plans and custodial accounts for minors.

Correspondents

As of December 31, 2005, the Bank had correspondent relationships with two other banks. The Bank’s principal correspondent is The Bankers Bank located in Atlanta, Georgia. These correspondent banks provide certain services to the Bank such as investing its excess funds, processing checks and other items, buying and selling federal funds, handling money fund transfers and exchanges, shipping coins and currency, providing security and safekeeping of funds and other valuable items, handling loan participations and furnishing management investment advice on the Bank’s securities portfolio.

COLONY BANK ASHBURN

History and Business of the Bank

Colony Bank Ashburn was chartered as a state commercial bank in 1900 and currently operates under the Financial Institutions Code of Georgia. The Bank’s deposits are insured up to $100,000 per account by the Federal Deposit Insurance Corporation. The Bank conducts business at the offices located at 515 East Washington and 416 East Washington in Ashburn, Turner County, Georgia, 137 Robert E. Lee Drive, in Leesburg, Georgia, 2609 Ledo Road in Lee County, Georgia, 1031 24th Ave., E., in Cordele, Georgia, 206 North Church Street, in Thomaston, Georgia, 716 Philema Road, in Albany, Georgia and 6298 Veterans Parkway, in Columbus, Georgia. The offices operate under the name Colony Bank. The Bank’s business largely consists of (1) the acceptance of demand, savings and time deposits; (2) the making of loans to consumers, businesses and other institutions; (3) investment of excess funds and sale of federal funds, U.S. Government obligations and state, county and municipal bonds; and (4) internet online banking. The Bank’s mortgage lending services are through Georgia First Mortgage and it does not offer trust services. It acts as an agent for Visa Card and MasterCard through The Bankers Bank.

Part I (Continued)

Item 1 (Continued)

A history of the Bank’s financial position for fiscal years ended 2005, 2004 and 2003 is as follows:

	2005	2004	2003
Total Assets	$332,217,540	$321,026,478	$275,076,367
Total Deposits	294,311,410	284,113,411	239,469,173
Total Stockholders’ Equity	27,017,259	26,146,996	22,836,721
Net Income	2,586,828	2,711,136	2,586,776

Number of Issued and Outstanding Shares	50,000	50,000	50,000
Book Value Per Share	$540.35	$522.94	$456.73
Net Income Per Share	51.74	54.22	51.73

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

In September 2004, the Bank opened a loan production office in Columbus, Muscogee County, Georgia. This leased office consists of approximately 2,000 square feet. The Bank is building its first branch office in Columbus, Georgia. The new office will be approximately 5,000 square feet and is scheduled for completion in the third quarter of 2006.

All occupied premises, with the exception of Georgia First Mortgage located in Albany and the Columbus location, are owned by the Bank.

Part I (Continued)

Item 1 (Continued)

Competition

The banking business is highly competitive. The Bank competes in Turner County primarily with Community National Bank which operates out of one facility in Ashburn, Georgia. The Bank competes with five commercial banks in Crisp County, five in Lee County, ten in Dougherty County, three in Upson County and nine in Muscogee County. The Bank also competes with other financial institutions, including credit unions and finance companies and, to a lesser extent, with insurance companies and certain governmental agencies. The banking industry is also experiencing increased competition for deposits from less traditional sources such as money market and mutual funds.

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

COLONY BANK WILCOX

History and Business of the Bank

The Bank was chartered on June 2, 1906 under the name “Pitts Banking Company.” The name of the Bank subsequently was changed to Community Bank of Wilcox on June 1, 1991 and then to Colony Bank Wilcox in 2000. The Bank currently operates under the Financial Institutions Code of Georgia. The Bank’s deposits are insured up to $100,000 per account by the Federal Deposit Insurance Corporation. The Bank conducts business at locations in Pitts and Rochelle in Wilcox County, Georgia. The Bank’s business consists of: (1) the acceptance of demand, savings and time deposits; (2) the making of loans to consumers, businesses and other institutions; (3) investment of excess funds and sale of federal funds, U.S. Government obligations and state, county and municipal bonds; and (4) certain other miscellaneous financial services usually handled for customers by commercial banks. The Bank does little mortgage lending and it does not offer trust services.

A history of the Bank’s financial position for fiscal years ended 2005, 2004 and 2003 is as follows:

	2005	2004	2003
Total Assets	$48,959,120	$51,540,509	$51,001,257
Total Deposits	42,482,714	45,221,209	45,010,478
Total Stockholders’ Equity	4,327,857	4,191,620	3,873,403
Net Income	691,579	649,423	704,416

Number of Issued and Outstanding Shares	250	250	250
Book Value Per Share	$17,311.43	$16,766.48	$15,493.61
Net Income Per Share	2,766.32	2,597.69	2,817.66

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

COLONY BANK OF DODGE COUNTY

History and Business of the Bank

The Bank was chartered on June 14, 1966 under the name “Bank of Chester.” The name of the Bank subsequently was changed to The Bank of Dodge County on April 15, 1983 and then to Colony Bank of Dodge County in 2000. The Bank currently operates under the Financial Institutions Code of Georgia. The Bank’s deposits are insured up to $100,000 per account by the Federal Deposit Insurance Corporation. The Bank’s business consists of: (1) the acceptance of demand, savings and time deposits; (2) the making of loans to consumers, businesses and other institutions; (3) investment of excess funds in the sale of federal funds, U.S. Government obligations and state, county and municipal bonds; and (4) certain other miscellaneous financial services usually handled for customers by commercial banks. The Bank does little mortgage lending and it does not offer trust services.

Part I (Continued)

Item 1 (Continued)

A history of the Bank’s financial position for fiscal years ended 2005, 2004 and 2003 is as follows:

	2005	2004	2003
Total Assets	$77,083,271	$71,491,904	$70,340,326
Total Deposits	68,111,242	63,096,465	62,166,376
Total Stockholders’ Equity	5,555,685	5,201,826	4,744,903
Net Income	932,931	724,286	487,661

Number of Issued and Outstanding Shares	1,750	1,750	1,750
Book Value Per Share	$3,174.68	$2,972.47	$2,711.37
Net Income Per Share	533.10	413.88	278.66

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

Part I (Continued)

Item 1 (Continued)

COLONY BANK WORTH

Colony Bank Worth operated as a savings and loan stock association until it was acquired by the Company on July 31, 1991, at which time the association changed its name to Bank of Worth (subsequently named Colony Bank Worth) and became a state-chartered commercial bank. The Bank conducts business at its offices located at 601 North Main Street, Sylvester, Worth County, Georgia, 605 West Second Street and 1909 Highway 82 West, Tifton, Tift County, Georgia and 621 East By-Pass, NE, Moultrie, Colquitt County, Georgia. The Bank’s business consists of: (1) the acceptance of demand, savings and time deposits; (2) the making of loans to consumers, businesses and other institutions; (3) investment of excess funds and sale of federal funds, U.S. Government obligations and state, county and municipal bonds; and (4) certain other miscellaneous financial services usually handled for customers by commercial banks. The Bank’s deposits are insured up to $100,000 per account by the Federal Deposit Insurance Corporation. The Bank does not offer trust services. It acts as an agent for Visa Card and MasterCard through The Bankers Bank.

A history of the Bank’s financial position for fiscal years ended 2005, 2004 and 2003 is as follows:

	2005	2004	2003
Total Assets	$172,221,653	$158,577,134	$139,616,814
Total Deposits	152,518,642	138,634,437	122,489,415
Total Stockholders’ Equity	11,895,191	10,803,709	9,517,928
Net Income	1,671,621	1,485,487	1,290,945

Number of Issued and Outstanding Shares	95,790	95,790	95,790
Book Value Per Share	$124.18	$112.79	$99.36
Net Income Per Share	17.45	15.51	13.48

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

Part I (Continued)

Item 1 (Continued)

Competition

The banking business in Worth County, Tift County and Colquitt County is highly competitive. The Bank competes primarily with two other commercial banks operating in Worth County, seven other commercial banks in Tift County and six other commercial banks in Colquitt County. Additionally, the Bank competes with credit unions of employers located in the area and, to a lesser extent, insurance companies and governmental agencies. The banking industry is also experiencing increasing competition for deposits from less traditional sources such as money market and mutual funds.

Correspondents

As of December 31, 2005, the Bank had correspondent relationships with three other banks. The Bank’s principal correspondent is The Bankers Bank located in Atlanta, Georgia. These correspondent banks provide certain services to the Bank such as investing its excess funds, processing checks and other items, buying and selling federal funds, handling money fund transfers and exchanges, shipping coins and currency, providing security and safekeeping of funds and other valuable items, handling loan participations and furnishing management investment advice on the Bank’s securities portfolio.

COLONY BANK SOUTHEAST

History and Business of the Bank

Colony Bank Southeast, formerly Broxton State Bank, was chartered under the laws of Georgia on August 4, 1966 and opened for business on September 1, 1966, having absorbed “Citizens Bank,” a private, unincorporated bank.

The Bank is a full-service bank offering a wide variety of banking services targeted at all sectors of the Bank’s primary market area. The Bank offers customary types of demand, savings, time and individual retirement accounts; installment, commercial and real estate loans; home mortgages and personal lines-of-credit; Visa and Master Card services through its correspondent, The Bankers Bank; safe deposit and night depository services; cashier’s checks, money orders, traveler’s checks, wire transfers and various other services that can be tailored to the customer’s needs. The Bank does not offer trust services at this time. The Bank serves the residents of Coffee County, Georgia, which has a population of approximately 40,000.

In March 2004, the Bank opened a loan production office in Savannah, Chatham County, Georgia. The Bank renovated an approximately 7,000 square foot facility for a full service branch. The branch opened in September 2005.

Part I (Continued)

Item 1 (Continued)

A history of the Bank’s financial position for fiscal years ended 2005, 2004 and 2003 is as follows:

	2005	2004	2003
Total Assets	$173,059,806	$119,709,062	$92,766,534
Total Deposits	146,533,872	100,736,060	76,080,893
Total Stockholders’ Equity	13,640,842	9,553,380	7,323,210
Net Income	1,176,862	909,964	819,657

Number of Issued and Outstanding Shares	50,730	50,730	50,730
Book Value Per Share	$268.89	$188.32	$144.36
Net Income Per Share	23.20	17.94	16.16

Banking Facilities

The Bank operates one banking office located at 401 North Alabama Street, Broxton, Georgia which consists of approximately 5,000 square feet of space. The building is equipped with four alarm-equipped vaults, one for safe-deposit boxes and cash storage, one for night depository service and two for record storage. The building has two drive-in systems, one commercial drawer and one pneumatic tube system. Colony Bank Southeast opened a branch office in Douglas, Georgia on July 6, 1998. The two-story brick building located at 625 West Ward Street consists of approximately 8,300 square feet and provides four drive-in lanes for customer convenience. A second Douglas office was opened on September 8, 1999 and consists of approximately 1,200 square feet with three drive-in lanes and one automated teller machine. A loan production office was opened in Savannah, Chatham County, Georgia in March 2004. The Bank renovated an approximately 7,000 square foot facility for a full service branch in September 2005 with the loan production office moving its operation into the new office. All occupied premises are owned by the Bank, with the exception of the branch located at 1351 A SE Bowens Mill Road, Douglas.

Competition

The banking business in Coffee County is highly competitive. Colony Bank Southeast competes with nine other banks and one credit union in Douglas, Georgia. As a result of the opening of a branch office in Savannah, the Bank now competes with eighteen other banks in Chatham County. The banking industry is also experiencing increased competition for deposits from less traditional sources such as money market and mutual funds.

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

Part I (Continued)

Item 1 (Continued)

COLONY BANK QUITMAN, FSB

History and Business of the Bank

Colony Bank Quitman, FSB was chartered as a federal savings association in 1936. The Bank operates under the oversight of the Office of Thrift Supervision. The Federal Deposit Insurance Corporation insures the Bank’s deposits up to $100,000 per depositor. The Bank conducts business at offices located at 602 East Screven Street in Quitman, Brooks County, Georgia, 2910-N North Ashley Street, Valdosta, Lowndes County, Georgia and Highway 41-North Valdosta Road, Valdosta, Lowndes County, Georgia. The Bank’s business largely consists of (1) the acceptance of demand, savings and time deposits; (2) the making of loans to consumers, businesses and other institutions; and (3) investment of excess funds through the sale of federal funds and purchase of U.S. government agency obligations and state, county and municipal bonds. The Bank is primarily a portfolio lender with a major focus on residential real estate lending. The Bank acts as an agent for Visa Card and Mastercard through The Bankers Bank.

A history of the Bank’s financial position for calendar years ended 2005, 2004 and 2003 is as follows:

	2005	2004	2003
Total Assets	$126,149,879	$109,087,356	$91,161,264
Total Deposits	95,069,270	83,914,582	69,781,854
Total Stockholder’s Equity	10,162,924	9,503,693	8,780,086
Net Income	1,388,222	1,278,613	1,062,749

Numbers of Issued and Outstanding Shares	100,000	100,000	100,000
Book Value Per Share	$101,63	$95.04	$87.80
Net Income Per Share	13.88	12.79	10.63

Banking Facilities

The Bank’s main office is located at 602 East Screven Street in Quitman and consists of a building of approximately 6,720 square feet of office and banking space. The building has additional expansion room upstairs. The attached drive-through facility consists of three drive-through lanes plus an automated teller machine lane. The building has four inside teller windows. In March 2003, the Bank opened its first branch. The new facility, located at 2190-N North Ashley Street in Valdosta, Georgia, is a 2,200 square foot building with two drive-through lanes, three inside teller windows and a walk-up automated teller machine. The Bank owns the Quitman location and leases the Valdosta location. The Bank opened a second office in Valdosta, Lowndes County, Georgia that consists of approximately 5,000 square feet. The new office opened in May 2005 with three drive-through lanes plus an automated teller machine lane.

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

EMPLOYEES

As of December 31, 2005, Colony Bankcorp, Inc. and its subsidiaries employed 322 full-time employees and 26 part-time employees. Colony considers its relationship with its employees to be excellent.

The subsidiary banks have noncontributory profit-sharing plans covering all employees subject to certain minimum age and service requirements. All Banks made contributions for all eligible employees in 2005. In addition, Colony Bankcorp, Inc. and its subsidiaries maintain a comprehensive employee benefit program providing, among other benefits, hospitalization, major medical insurance and life insurance. Management considers these benefits to be competitive with those offered by other financial institutions in South Georgia. Colony’s employees are not represented by any collective bargaining group.

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

Source of Financial Strength

Federal Reserve policy requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect bank subsidiaries in situations where additional investments in a troubled bank may not otherwise be warranted, In addition, if a bank holding company has more than one bank or thrift subsidiary, each of the bank holding company’s subsidiary depository institutions is responsible for any losses to the FDIC as a result of an affiliated depository institution’s failure. As a result, a bank holding company may be required to loan money to its subsidiaries in the form of capital notes or other instruments that qualify as capital of the subsidiary bank under regulatory rules. However, any loans from the bank holding company to those subsidiary banks will likely be unsecured and subordinated to that of bank’s depositors and perhaps to other creditors of that bank.

BANK REGULATION

General

The Banks are commercial banks chartered under the laws of the State of Georgia, and as such are subject to supervision, regulation and examination by the Georgia Department. The Banks are members of the FDIC, and their deposits are insured by the FDIC’s Bank Insurance Fund up to the amount permitted by law. The FDIC, Office of Thrift Supervision (OTS) and the Georgia Department routinely examine the Banks and monitor and regulate all of the Banks’ operations, including such things as adequacy of reserves, quality and documentation of loans, payments of dividends, capital adequacy, adequacy of systems and controls, credit underwriting and asset liability management, compliance with laws and establishment of branches. Interest and other charges collected or contracted for by the Banks are subject to state usury laws and certain federal laws concerning interest rates. The Banks file periodic reports with the FDIC, OTS and the Georgia Department.

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

The federal banking agencies must take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. There are five tiers for financial institutions: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” Under these regulations, a bank will be:

•	“well capitalized” if it has a Total Capital ratio of 10 percent or greater, a Tier 1 Capital ratio of 6 percent or greater, a leverage ratio of 5 percent or better – or 4 percent in certain circumstances – and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure;

•	“adequately capitalized” if it has a Total Capital ratio of 8 percent or greater, a Tier 1 Capital ratio of 4 percent or greater, and a leverage ratio of 4 percent or greater – or 3 percent in certain circumstances – and is not well capitalized;

Part I (Continued)

Item 1 (Continued)

•	“undercapitalized” if it has a Total Capital ratio of less that 8 percent, a Tier 1 Capital ratio of less that 4 percent – or 3 percent in certain circumstances;

•	“significantly undercapitalized” if it has a Total Capital ratio of less than 6 percent or a Tier 1 Capital ratio of less than 3 percent, or a leverage ratio of less than 3 percent; or

•	“critically undercapitalized” if its tangible equity is equal to or less than 2 percent of average quarterly assets.

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

Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator.

At December 31, 2005, the Company exceeded the minimum Tier 1, risk-based and leverage ratios and qualified as “well capitalized” under current Federal Reserve Board criteria. The following table sets forth certain capital information for the Company as of December 31, 2005. Consider the following brief summary rather than the preceeding and the table. As of December 31, 2005, Colony had Tier 1 Capital and Total Capital of approximately 9.78 percent and 11.02 percent, respectively, of risk-weighted assets. As of December 31, 2005, Colony had a leverage ratio of Tier 1 Capital to total average assets of approximately 7.77 percent.

Part I (Continued)

Item 1 (Continued)

	December 31, 2005
	Amount	Percent
Leverage Ratio
Actual	$85,049	7.77%
Well-Capitalized Requirement	54,710	5.00
Minimum Required (1)	43,768	4.00
Risk Based Capital:
Tier 1 Capital
Actual	85,049	9.78
Well-Capitalized Requirement	52,200	6.00
Minimum Required (1)	34,800	4.00
Total Capital
Actual	95,873	11.02
Well-Capitalized Requirement	87,000	10.00
Minimum Required (1)	69,600	8.00

(1)	Represents the minimum requirement. Institutions that are contemplating acquisitions or anticipating or experiencing significant growth may be required to maintain a substantially higher leverage ratio.

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

Each financial institution is further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution’s primary federal and, if applicable, state regulators and other information relevant to the institution’s financial condition and the risk posed to the insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification assigned to the institution by the FDIC. The FDIC is presently considering whether to charge deposit insurance premiums based upon management weaknesses and whether the Banks’ underwriting practices, concentrations of risk and growth are undisciplined or outside industry norms.

Part I (Continued)

Item 1 (Continued)

The deposit insurance assessment rates currently range from zero basis points on deposits (for a financial institution in the highest category) to 27 basis points on deposits (for an institution in the lowest category), but may rate as high as 31 basis points. In addition, the FDIC collects The Financing Corporation (FICO) deposit assessments on assessable deposits at the same rate. FICO assessments are set quarterly, and in 2005 ranged from 1.44 to 1.34 basis points. The FICO assessment rate for the Banks for the first quarter of 2006 is 1.32 basis points of assessable deposits.

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

Current CRA regulations rate institutions based on their actual performance in meeting community credit needs. The Banks received a “satisfactory” rating on their most recent examinations in 2005.

Consumer Regulations

Interest and other charges collected or contracted for by the Banks are subject to state usury laws and certain federal laws concerning interest rates. The Banks’ loan operations are also subject to federal laws and regulations applicable to credit transactions, such as those:

•	Governing disclosures of credit terms to consumer borrowers;

•	Requiring financial institutions provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Governing the use and provision of information to credit reporting agencies; and

•	Governing the manner in which consumer debts may be collected by collection agencies.

Part I (Continued)

Item 1 (Continued)

The deposit operations of the Banks are also subject to laws and regulations that:

•	Impose a duty to maintain the confidentiality of consumer financial records and prescribe procedures for complying with administrative subpoenas of financial records; and

•	Govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Fiscal and Monetary Policy

Banking is a business that depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank’s earnings. Thus, Colony’s earnings and growth and that of the Banks will be subject to the influence of economic conditions, generally both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve and the reserve requirements on deposits.

The monetary policies of the Federal Reserve historically have had a significant effect on the operating results of commercial banks and mortgage banking operations and will continue to do so in the future. The Company cannot predict the conditions in the national and international economies and money markets, the actions and changes in policy by monetary and fiscal authorities or their effect on the Banks.

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

Item 1A

Risk Factors

The following are certain risks that management believes are specific to our business. This should not be viewed as an all inclusive list or in any particular order.

Future loan losses may exceed our allowance for loan losses

We are subject to credit risk, which is the risk of losing principal or interest due to borrowers’ failure to repay loans in accordance with their terms. A downturn in the economy or the real estate market in our market areas or a rapid change in interest rates could have a negative effect on collateral values and borrowers’ ability to repay. This deterioration in economic conditions could result in losses to the Bank in excess of loan loss allowances. To the extent loans are not paid timely by borrowers, the loans are placed on nonaccrual, thereby reducing interest income. To the extent loan charge-offs exceed our financial models, increased amounts charged to the provision for loan losses would reduce income.

Rapidly changing interest rate environments could reduce our net interest margin, net interest income, fee income and net income

Interest and fees on loans and securities, net of interest paid on deposits and borrowings, are a large part of our net income. Interest rates are key drivers of our net interest margin and subject to many factors beyond the control of management. As interest rates change, net interest income is affected. Rapid increases in interest rates in the future could result in interest expense increasing faster than interest income because of mismatches in financial instrument maturities. Further, substantially higher interest rates generally reduce loan demand and may result in slower loan growth particularly in construction lending, an important factor in the Company’s revenue growth over the years. Decreases or increases in interest rates could have a negative effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore decrease net interest income. See “Quantitative and Qualitative Disclosures about Market Risk.”

Part I (Continued)

Item 1A (Continued)

Slower than anticipated growth in new branches and new product and service offerings could result in reduced net income

We have placed a strategic emphasis on expanding our branch network and product offerings. Executing this strategy carries risks of slower than anticipated growth both in new branches and new products. New branches and products require a significant investment of both financial and personnel resources. Lower than expected loan and deposit growth in new investments can decrease anticipated revenues and net income generated by those investments, and opening new branches and introducing new products could result in more additional expenses than anticipated and divert resources from current core operations.

The financial services industry is very competitive

We face competition in attracting and retaining deposits, making loans, and providing other financial services throughout our market area. Our competitors include other community banks, larger banking institutions, and a wide range of other financial institutions such as credit unions, government-sponsored enterprises, mutual fund companies, insurance companies and other nonbank businesses. Many of these competitors have substantially greater resources than us. For a more complete discussion of our competitive environment, see “Business – Competition” in Item 1 above. If we are unable to compete effectively, we will lose market share, and income from deposits, loans and other products may be reduced.

Inability to hire or retain certain key professionals, management and staff could adversely affect our revenues and net income

We rely on key personnel to manage and operate our business, including major revenue generating functions such as our loan and deposit portfolios. The loss of key staff may adversely affect our ability to maintain and manage these portfolios effectively, which could negatively affect our revenues. In addition, loss of key personnel could result in increased recruiting and hiring expenses, which could cause a decrease in our net income.

Item 1B

Unresolved Staff Comments

None.

Item 2

Properties

The principal properties of the Registrant consist of the properties of the Banks. For a description of the properties of the Banks, see “Item 1 – Business of the Company and Subsidiary Banks” included elsewhere in this Annual Report.

Item 3

Legal Proceedings

The Company and its subsidiaries may become parties to various legal proceedings arising from the normal course of business. As of December 31, 2005, there are no material pending legal proceedings to which Colony or its subsidiaries are a party or of which any of its property is the subject.

Part I (Continued)

Item 4

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Registrant’s stockholders during the fourth quarter of 2005.

Part II

Item 5

Markets for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchase of Equity Securities

Effective April 2, 1998, Colony Bankcorp, Inc. common stock is quoted on the NASDAQ National Market under the symbol CBAN. Prior to this date, there was no public market for the common stock of the registrant.

The following table sets forth the high, low and close sale prices per share of the common stock as reported on the NASDAQ National Market, and the dividends declared per share for the periods indicated.

	High	Low	Close	Dividends Per Share
Year Ended December 31, 2005

Fourth Quarter	$27.02	$22.00	$24.98	$0.075
Third Quarter	32.16	24.00	27.06	0.072
Second Quarter	34.00	24.76	30.04	0.070
First Quarter	27.07	24.00	24.84	0.068

Year Ended December 31, 2004

Fourth Quarter	28.00	19.54	27.20	0.066
Third Quarter	20.35	17.60	19.88	0.064
Second Quarter	18.31	16.48	17.73	0.062
First Quarter	17.60	15.80	17.20	0.060

*	Prices adjusted to reflect 5-for-4 stock split effective May 15, 2005.

The Registrant paid cash dividends on its common stock of $2,058,286 or $0.285 per share and $1,807,583 or $0.252 per share in 2005 and 2004, respectively.

As of December 31, 2005, the Company had approximately 1,923 stockholders of record. There were no sales of unregistered securities of the Company in 2005.

Issuer Purchase of Equity Securities

The Company purchased no shares of the Company’s common stock during the quarter ended December 31, 2005.

Part II (Continued)

Item 6

Selected Financial Data

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in Thousands, except per share data)
Selected Balance Sheet Data
Total Assets	$1,108,338	$997,591	$868,606	$781,535	$621,549
Total Loans	858,815	778,643	654,177	571,816	456,052
Total Deposits	944,365	850,329	732,318	664,594	528,017
Investment Securities	124,326	112,593	110,408	90,407	77,433
Federal Home Loan Bank Stock	5,034	4,479	3,000	2,837	2,214
Stockholders’ Equity	68,128	61,763	55,976	51,428	41,971
Selected Income Statement Data
Interest Income	63,634	51,930	46,418	45,592	45,524
Interest Expense	26,480	18,383	18,414	21,997	25,740

Net Interest Income	37,154	33,547	28,004	23,595	19,784
Provision for Loan Losses	3,444	3,469	4,060	2,820	1,854
Other Income	6,152	6,424	7,128	6,622	4,964
Other Expense	26,076	24,271	20,864	18,804	15,584

Income Before Tax	13,786	12,231	10,208	8,593	7,310
Income Tax Expense	4,809	4,162	3,392	2,841	2,444

Net Income	$8,977	$8,069	$6,816	$5,752	$4,866

Weighted Average Shares Outstanding (1)	7,168	7,131	7,127	6,994	6,849
Shares Outstanding (1)	7,181	7,172	7,160	7,145	6,626
Intangible Assets	$2,932	$3,047	$691	$847	$457
Dividends Paid	2,058	1,808	1,555	1,258	1,055
Average Assets	1,034,777	938,283	816,666	707,631	563,945
Average Stockholders’ Equity	65,146	59,037	53,843	47,910	42,697
Net Charge-Offs	2,694	1,973	2,908	2,067	1,356
Reserve for Loan Losses	10,762	10,012	8,516	7,364	6,159
OREO	2,170	1,127	2,724	1,357	1,554
Nonperforming Loans	8,593	8,809	7,492	7,871	8,713
Nonperforming Assets	10,763	9,936	10,216	9,228	10,267
Average Interest-Earning Assets	979,966	887,331	774,984	669,724	530,787
Noninterest-Bearing Deposits	78,778	68,169	64,044	51,533	45,967

Part II (Continued)

Item 6 (Continued)

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in Thousands, except per share data)
Per Share Data: (1)
Net Income (Diluted)	$1.25	$1.13	$0.95	$0.82	$0.71
Book Value	9.49	8.61	7.82	7.20	6.34
Tangible Book Value	9.08	8.19	7.72	7.08	6.26
Dividends	0.285	0.252	0.217	0.176	0.154
Profitability Ratios:
Net Income to Average Assets	0.87%	0.86%	0.83%	0.81%	0.86%
Net Income to Average Stockholders’ Equity	13.78	13.67	12.66	12.01	11.40
Net Interest Margin	3.81	3.81	3.65	3.57	3.78
Loan Quality Ratios:
Net Charge-Offs to Total Loans	0.31	0.25	0.44	0.36	0.30
Reserve for Loan Losses to Total Loans and OREO	1.25	1.28	1.30	1.29	1.35
Nonperforming Assets to Total Loans and OREO	1.25	1.27	1.56	1.61	2.24
Reserve for Loan Losses to Nonperforming Loans	125.24	113.66	113.67	93.56	70.69
Reserve for Loan Losses to Total Nonperforming Assets	99.99	100.76	83.36	79.80	59.99
Liquidity Ratios:
Loans to Total Deposits	90.94	91.57	89.33	86.04	86.37
Loans to Average Earning Assets	87.64	87.75	84.41	85.38	85.92
Noninterest-Bearing Deposits to Total Deposits	8.34	8.02	8.75	7.75	8.71
Capital Adequacy Ratios:
Common Stockholders’ Equity to Total Assets	6.15	6.19	6.45	6.58	6.75
Total Stockholders’ Equity to Total Assets	6.15	6.19	6.45	6.58	6.75
Dividend Payout Ratio	22.80	22.30	22.84	21.46	21.69

(1)	All per share data adjusted to reflect 5-for-4 stock split effective May 15, 2005.

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

Part II (Continued)

Item 7 (Continued)

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

Overview

The following discussion and analysis present the more significant factors affecting the Company’s financial condition as of December 31, 2005 and 2004, and results of operations for each of the years in the three-year period ended December 31, 2005. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report. All of the acquisitions during the reported periods were accounted for as purchase transactions, and as such, their related results of operations are included from the date of acquisition.

Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 34 percent federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.

Dollar amounts in tables are stated in thousands, except for per share amounts.

Part II (Continued)

Item 7 (Continued)

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets. Net income totaled $8.98 million, or $1.25 diluted per common share in 2005 compared to $8.07 million, or $1.13 diluted per common share in 2004 and $6.82 million, or $0.95 diluted per common share in 2003.

Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

	2005	2004	2003
Taxable–equivalent net interest income	$37,381	$33,809	$28,282
Taxable-equivalent adjustment	227	262	278

Net interest income	37,154	33,547	28,004
Provision for possible loan losses	3,444	3,469	4,060
Noninterest income	6,152	6,424	7,128
Noninterest expense	26,076	24,271	20,864

Income before income taxes	13,786	12,231	10,208
Income taxes	4,809	4,162	3,392

Net Income	$8,977	$8,069	$6,816

Basic per common share:
Net income	$1.25	$1.13	$0.96
Diluted per common share:
Net income	$1.25	$1.13	$0.95
Return on average assets:
Net income	0.87%	0.86%	0.83%
Return on average equity:
Net income	13.78%	13.67%	12.66%

Income from operations for 2005 increased $0.91 million, or 11.25 percent, compared to 2004. The increase was primarily the result of a $3.61 million increase in net interest income and a decrease of $0.03 million in provision for possible loan losses. The impact of these items was partly offset by a $1.81 million increase in noninterest expense, a decrease of $0.27 million in noninterest income and an increase of $0.65 million in income tax expense. Income from operations for 2004 increased $1.25 million, or 18.38 percent, compared to 2003. The increase was primarily the result of a $5.54 million increase in net interest income and a $0.59 million decrease in provision for loan losses. The impact of these items was partly offset by a $3.41 million increase in noninterest expense, a decrease of $0.70 million in noninterest income and a $0.77 million increase in income tax expense.

Part II (Continued)

Item 7 (Continued)

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 53.24 percent of total revenue during 2005 and 57.49 percent during 2004.

Net interest margin is the taxable-equivalent net interest income as a percentage of average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Company’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, began 2001 at 9.50 percent and decreased 475 basis points during 2001 to end the year at 4.75 percent. During 2002, the prime rate decreased 50 basis points to end the year at 4.25 percent. During 2003, the prime rate decreased 25 basis points to end the year at 4.00 percent. During 2004, the prime rate increased 125 basis points to end the year at 5.25 percent and during 2005, the prime rate increased 200 basis points to end the year at 7.25 percent. The federal funds rate moved similar to prime rate with interest rates of 1.75 percent, 1.25 percent, 1.00 percent, 2.25 percent and 4.25 percent, respectively, as of year-end 2001, 2002, 2003, 2004 and 2005. It is anticipated that future interest rate hikes will occur at least through the first half of 2006.

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

	Changes From 2004 to 2005 (a)			Changes From 2003 to 2004 (a)
($ in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest Income
Loans, Net-taxable	$5,511	$5,281	$10,792	$7,131	$(2,410)	$4,721

Investment Securities
Taxable	179	(163)	16	597	256	853
Tax-exempt	(107)	42	(65)	(22)	(26)	(48)

Total Investment Securities	72	(121)	(49)	575	230	805

Interest-Bearing Deposits in Other Banks	(44)	55	11	(79)	2	(77)

Funds Sold	96	751	847	(24)	84	60

Other Interest-Earning Assets	55	13	68	11	(24)	(13)

Total Interest Income	5,690	5,979	11,669	7,614	(2,118)	5,496

Interest-Expense
Interest-Bearing Demand and Savings Deposits	59	529	588	331	(346)	(15)
Time Deposits	3,293	3,535	6,828	2,010	(2,286)	(276)

Total Interest Expense On Deposits	3,352	4,064	7,416	2,341	(2,632)	(291)

Other Interest-Bearing Liabilities
Funds Purchased and Securities Under Agreement to Repurchase	2	9	11	3	1	4
Subordinated Debentures	80	351	431	142	10	152
Other Debt	194	45	239	252	(148)	104

Total Interest Expense	3,628	4,469	8,097	2,738	(2,769)	(31)

Net Interest Income	$2,062	$1,510	$3,572	$4,876	$651	$5,527

(a)	Changes in net interest income for the periods, based on either changes in average balances or changes in average rates for interest-earning assets and interest-bearing liabilities, are shown on this table. During each year, there are numerous and simultaneous balance and rate changes; therefore, it is not possible to precisely allocate the changes between balances and rates. For the purpose of this table, changes that are not exclusively due to balance changes or rate changes have been attributed to rates.

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

Our exposure to interest rate risk is reviewed on at least a semiannual basis by our board of directors and the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine our change in net portfolio value in the event of assumed changes in interest rates. In order to reduce the exposure to interest rate fluctuations, we have implemented strategies to more closely match our balance sheet composition. The Company has engaged SunTrust Bank to run a quarterly asset/liability model for interest rate risk analysis. We are generally focusing our investment activities on securities with terms or average lives in the 2-5 year range.

The Company maintains about 42 percent of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years. The liabilities to fund assets are primarily in short-term certificates of deposit that mature within one year. This balance sheet composition has allowed the Company to be relatively constant with its net interest margin the past several years, though the unprecedented 475 basis point decrease by U.S. Federal Reserve in 2001, 50 basis point decrease in 2002 and 25 basis point decrease in 2003 resulted in significant net interest margin pressure. During 2004, interest rates increased 125 basis points and during 2005 interest rates increased 200 basis points. The shift to increased rates the past two years has resulted in improved and stable net interest margins. Net interest margin remained flat at 3.81 percent for 2005 compared to 3.81 percent for 2004 and improved from 3.65 percent for 2003. We anticipate continued stability in the net interest margin for 2006 given the Federal Reserve’s present increased interest rate forecast for the first half of 2006. Should the Federal Reserve’s stance change to a neutral or flat rate forecast, the Company would be challenged with net interest rate compression.

Part II (Continued)

Item 7 (Continued)

Taxable-equivalent net interest income for 2005 increased $3.57 million, or 10.56 percent, compared to 2004, while taxable-equivalent net interest income for 2004 increased by $5.53 million, or 19.54 percent, compared to 2003. The fluctuation between the comparable periods resulted from the positive impact of growth in the average volume of earning assets and a positive impact from the increasing average interest rates. The average volume of earning assets during 2005 increased almost $92.6 million compared to 2004 while over the same period the net interest margin remained flat at 3.81 percent. Similarly, the average volume of earning assets during 2004 increased $113.4 million compared to 2003 while over the same period the net interest margin increased 16 basis points from 3.65 percent to 3.81 percent. Growth in average earning assets during 2005 and 2004 was primarily in loans. The stability in the net interest margin in 2005 was primarily the result of increased earning assets and loan/deposit pricing by the Company.

The average volume of loans increased $85.1 million in 2005 compared to 2004 and increased $104.7 million in 2004 compared to 2003. The average yield on loans increased 65 basis points in 2005 compared to 2004 and decreased 33 basis points in 2004 compared to 2003. Funding for this growth was primarily provided by deposit growth. The average volume of deposits increased $82.6 million in 2005 compared to 2004 and increased $106.9 million in 2004 compared to 2003. Interest-bearing deposits made up 94.2 percent of the growth in average deposits in 2005 and 90.0 percent of the growth in average deposits in 2004. Accordingly, the ratio of average interest-bearing deposits to total average deposits was 92.2 percent in 2005, 92.0 percent in 2004 and 92.3 percent in 2003. This deposit mix, combined with a general increase in interest rates, had the effect of (i) increasing the average cost of total deposits by 66 basis points in 2005 compared to 2004 and reducing the average cost of total deposits by 34 basis points in 2004 compared to 2003; and (ii) mitigating a portion of the impact of increasing yields on earning assets on the Company’s net interest income.

The Company’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.56 percent in 2005 compared to 3.61 percent in 2004 and 3.42 percent in 2003. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Quantitative and Qualitative Disclosures About Interest Rate Sensitivity included elsewhere in this report.

Provision for Possible Loan Losses

The provision for possible loan losses is determined by management as the amount to be added to the allowance for possible loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for possible loan losses totaled $3.44 million in 2005 compared to $3.47 million in 2004 and $4.06 million in 2003. See the section captioned “Allowance for Possible Loan Losses” elsewhere in this discussion for further analysis of the provision for possible loan losses.

Part II (Continued)

Item 7 (Continued)

Noninterest Income

The components of noninterest income were as follows:

	2005	2004	2003
Service Charges on Deposit Accounts	$4,128	$4,233	$3,821
Other Charges, Commissions and Fees	708	548	403
Gain on Securities Transactions	—	—	369
Other	822	659	538
Mortgage Fee Income	494	984	1,998

	$6,152	$6,424	$7,129

Total noninterest income for 2005 decreased $272 thousand, or 4.23 percent, compared to 2004 while total noninterest income for 2004 decreased $705 thousand, or 9.89 percent, compared to 2003. Reduction in noninterest income over the comparable periods was primarily in mortgage fee income while deposit service charges reflected a slight decrease in 2005 compared to 2004. Growth in noninterest income was primarily in other charges, commissions, fees and other income over the comparable periods. Changes in these items and the other components of noninterest income are discussed in more detail below.

Service Charges on Deposit Accounts. Service charges on deposit accounts for 2005 decreased $105 thousand, or 2.48 percent, compared to 2004. The decrease was primarily due to a $82 thousand decrease in overdraft fees, which were mostly related to consumer accounts.

Service charges on deposit accounts for 2004 increased $412 thousand, or 10.78 percent, compared to 2003. The increase was primarily due to a $344 thousand increase in overdraft fees, which was mostly related to consumer accounts.

Mortgage Fee Income. Mortgage fee income for 2005 decreased $490 thousand, or 49.80 percent, compared to 2004. The decrease was primarily due to decreased mortgage loan activity during 2005 as most home loan borrowers have already refinanced prior to 2005 due to historical low interest rates. The Company anticipates some reduction in mortgage fee income during 2006, though not to the extent of the reduction the past two years.

Mortgage fee income for 2004 decreased $1.01 million or 50.75 percent, compared to 2003. The decrease was primarily due to decreased mortgage loan activity during 2004 as most home loan borrowers have already refinanced prior to 2004 due to historical low interest rates.

Part II (Continued)

Item 7 (Continued)

All Other Noninterest Income. The aggregate of all other noninterest income accounts increased $323 thousand, or 26.76 percent, compared to 2004. The increase was primarily due to an increase in ATM income to $526 thousand for 2005 compared to $387 for 2004, or an increase of $139 thousand. In addition, fee income recorded on director and executive officer deferred compensation and retirement plans increased to $329 thousand for 2005 compared to $121 thousand for 2004, or an increase of $208 thousand. This increase was offset by gains on the sale of SBA loans that decreased to $42 thousand for 2005 compared to $132 thousand for 2004, or a decrease of $90 thousand.

The aggregate of all other noninterest accounts decreased $103 thousand, or 7.86 percent, compared to 2003. The decrease was primarily due to the decreased gain on the sale of securities as 2004 gains realized were $0 thousand compared to $369 thousand during 2003, or a decrease of $369 thousand. This decrease was offset by ATM income in 2004 of $387 thousand compared to $243 thousand in 2003, or an increase of $144 thousand and gain on the sale of SBA loans in 2004 of $132 thousand compared to $0 gains in 2003, or an increase of $132 thousand.

Noninterest Expense

The components of noninterest expense were as follows:

	2005	2004	2003
Salaries and Employee Benefits	$14,128	$12,594	$11,185
Occupancy and Equipment	3,778	3,531	3,189
Loss on Securities Transactions	—	31	—
Other	8,170	8,115	6,490

	$26,076	$24,271	$20,864

Total noninterest expense for 2005 increased $1.81 million, or 7.44 percent compared to 2004 while total noninterest expense for 2004 increased $3.41 million, or 16.33 percent, compared to 2003. Growth in noninterest expense in 2005 and 2004 was primarily in salaries, employee benefits, occupancy and equipment expense and other noninterest expenses. These items and the changes in the various components of noninterest expense are discussed in more detail below.

Salaries and Employee Benefits. Salaries and benefits expense for 2005 increased $1.53 million, or 12.18 percent, compared to 2004. The increase is primarily related to increases in head count, merit increase, denovo branching and the acquisition of the Flag-Thomaston office during 2004. During 2005, new offices were opened in Valdosta and Savannah, Georgia. Salaries and benefits expense for 2004 increased $1.41 million, or 12.60 percent, compared to 2003. This increase is primarily related to increases in head count, merit increases and denovo branching. During 2004, loan production offices were opened in Savannah and Columbus, Georgia and new branch offices were opened in Tifton and Albany, Georgia.

Part II (Continued)

Item 7 (Continued)

Occupancy and Equipment. Net occupancy expense for 2005 increased $247 thousand, or 7.00 percent, compared to 2004. The Company experienced increased net occupancy and equipment expense for 2005 resulting from two additional offices opened during 2005 and the acquisition of the Flag-Thomaston office during 2004. The impact of new offices opened and acquired during 2005 resulted in higher building maintenance, insurance and utilities cost, higher depreciation on building and equipment and higher lease expense. Net occupancy expense for 2004 increased $342 thousand, or 10.72 percent, compared to 2003. The Company experienced increased net occupancy and equipment expense for 2004 resulting from four additional offices opened during 2004 and the acquisition of the Flag-Thomaston office during 2004. The impact of new offices resulted in higher building maintenance, insurance and utilities costs, higher depreciation on building and equipment and higher lease expense.

All Other Noninterest Expense. All other noninterest expense for 2005 increased $24 thousand, or 0.29 percent compared to 2004. The increase is primarily due to additional overhead associated with new offices opened that was partly offset by significant changes in noninterest expense as follows: loss on sale of other real estate decreased to $185 thousand for 2005 compared to $550 thousand for 2004, or a decrease of $365 thousand; other real estate foreclosure and repossession expense decreased to $127 thousand for 2005 compared to $207 thousand for 2004, or a decrease of $80 thousand; ATM expense increased to $322 thousand for 2005 compared to $261 thousand for 2004, or an increase of $61 thousand; legal and professional fees increased to $765 thousand for 2005 compared to $707 thousand for 2004, or an increase of $58 thousand; director fees increased to $617 thousand for 2005 from $544 thousand for 2004, or an increase of $73 thousand; and stationery and supplies increased to $514 thousand for 2005 compared to $446 thousand for 2004, or an increase of $68 thousand.

All other noninterest expense for 2004 increased $1.66 million, or 25.52 percent, compared to 2003. The increase is primarily due to additional overhead associated with new offices opened along with increased loss on the sale of other real estate foreclosure and repossession expense. Noninterest expense with significant increases over 2003 include loss on the sale of other real estate increasing $419 thousand, repossession and foreclosure expense increasing $156 thousand; telephone and data line expense increasing $131 thousand; city, county and state taxes increasing $122 thousand; software and license fee expense increasing $110 thousand; legal and professional services increasing $98 thousand; and director fees increasing $71 thousand to account for additional noninterest expense increases for 2004 compared to 2003.

Part II (Continued)

Item 7 (Continued)

Sources and Uses of Funds

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the assets in which those funds are invested as a percentage of the Company’s average total assets for the period indicated. Average assets totaled $1,035 million in 2005 compared to $938 million in 2004 and $817 million in 2003.

	2005		2004		2003
Sources of Funds
Deposits
Noninterest-Bearing	$68,259	6.6%	$63,457	6.8%	$52,745	6.5%
Interest-Bearing	809,850	78.3	732,048	78.0	635,879	77.9
Federal Funds Purchased	449	—	307	—	71	—
Long-Term Debt and Other Borrowings	85,675	8.3	78,976	8.4	69,813	8.5
Other Noninterest-Bearing Liabilities	5,398	0.5	4,458	0.5	4,315	0.5
Equity Capital	65,146	6.3	59,037	6.3	53,843	6.6

	$1,034,777	100.0%	$938,283	100.0%	$816,666	100.0%

Uses of Funds
Loans	$809,401	78.2%	$725,221	77.3%	$622,223	76.2%
Securities	113,704	11.0	110,877	11.8	92,846	11.4
Federal Funds Sold	38,692	3.7	31,502	3.4	33,742	4.1
Interest-Bearing Deposits in Other Banks	2,792	0.3	6,864	0.7	14,208	1.7
Other Interest-Earning Assets	4,878	0.5	3,242	0.4	4,052	0.5
Other Noninterest-Earning Assets	65,310	6.3	60,577	6.4	49,595	6.1

	$1,034,777	100.0%	$938,283	100.0%	$816,666	100.0%

Deposits continue to be the Company’s primary source of funding. Over the comparable periods, the relative mix of deposits continues to be high in interest-bearing deposits. Interest-bearing deposits totaled 92.23 percent of total average deposits in 2005 compared to 92.02 percent in 2004 and 92.34 percent in 2003.

The Company primarily invests funds in loans and securities. Loans continue to be the largest component of the Company’s mix of invested assets. Loan demand continues to be strong as total loans were $859 million at December 31, 2005, up 10.27 percent, compared to loans of $779 million at December 31, 2004, while total loans at December 31, 2004 were up 19.1 percent compared to loans of $654 million at December 31, 2003. See additional discussion regarding the Company’s loan portfolio in the section captioned “Loans” included in the following table. The majority of funds provided by deposit growth have been invested in loans.

Part II (Continued)

Item 7 (Continued)

Loans

The following table presents the composition of the Company’s loan portfolio as of December 31 for the past five years.

	2005	2004	2003	2002	2001
Commercial, Financial and Agricultural	$48,849	$44,284	$44,590	$46,598	$65,004
Real Estate
Construction	152,944	100,774	56,374	21,341	7,988
Mortgage, Farmland	37,152	38,245	33,097	29,503	28,130
Mortgage, Other	529,599	500,869	428,197	392,387	277,146
Consumer	73,473	73,685	73,020	73,462	64,884
Other	17,100	20,823	18,932	8,581	12,903

	859,117	778,680	654,210	571,872	456,055

Unearned Interest and Fees	(302)	(37)	(33)	(56)	(3)
Allowance for Loan Losses	(10,762)	(10,012)	(8,516)	(7,364)	(6,159)

Loans	$848,053	$768,631	$645,661	$564,452	$449,893

The following table presents total loans as of December 31, 2005 according to maturity distribution and/or repricing opportunity on adjustable rate loans.

($ in thousands)
Maturity and Repricing Opportunity
One Year or Less	$549,936
After One Year through Three Years	231,931
After Three Years through Five Years	66,648
Over Five Years	10,602

$859,117

Overview. Loans totaled $859.1 million at December 31, 2005, up 10.3 percent from December 31, 2004 loans of $778.7 million. The majority of the Company’s loan portfolio is comprised of the real estate loans-other, real estate construction and installment loans to individuals. Real estate-other, which is primarily 1-4 family residential properties and nonfarm nonresidential properties, made up 61.64 percent and 64.32 percent of total loans, real estate construction made up 17.80 percent and 12.94 percent, while installment loans to individuals made up 8.55 percent and 9.46 percent of total loans at December 31, 2005 and December 31, 2004, respectively. Real estate loans-other include both commercial and consumer balances.

Part II (Continued)

Item 7 (Continued)

Loan Origination/Risk Management. In accordance with the Company’s decentralized banking model, loan decisions are made at the local bank level. The Company utilizes a Central Credit Committee to assist lenders with the decision making and underwriting process of larger loan requests. Due to the diverse economic markets served by the Company, evaluation and underwriting criterion may vary slightly by bank. Overall, loans are extended after a review of the borrower’s repayment ability, collateral adequacy, and overall credit worthiness.

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

The Company extends loans to builders and developers that are secured by nonowner occupied properties. In such cases, the Company reviews the overall economic conditions and trends for each market to determine the desirability of loans to be extended for residential construction and development. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim mini-perm loan commitment from the Company until permanent financing is obtained. In some cases, loans are extended for residential loan construction for speculative purposes and are based on the perceived present and future demand for housing in a particular market served by the Company. These loans are monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, general economic conditions and trends, the demand for the properties, and the availability of long-term financing.

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

Commercial, Financial and Agricultural. Commercial, financial and agricultural loans at December 31, 2005 increased 10.31 percent from December 31, 2004 to $48.8 million. The Company’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Company’s loan policy guidelines.

Part II (Continued)

Item 7 (Continued)

Industry Concentrations. As of December 31, 2005 and December 31, 2004, there were no concentrations of loans within any single industry in excess of 10 percent of total loans, as segregated by Standard Industrial Classification code (SIC code). The SIC code is a federally designed standard industrial numbering system used by the Company to categorize loans by the borrower’s type of business.

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

Large Credit Relationships. Colony is currently in eighteen counties in south and central Georgia and include metropolitan markets in Doughtery, Lowndes, Houston, Chatham and Muscogee counties. As a result, the Company originates and maintains large credit relationships with several commercial customers in the ordinary course of business. The Company considers large credit relationships to be those with commitments equal to or in excess of $5.0 million prior to any portion being sold. Large relationships also include loan participations purchased if the credit relationship with the agent is equal to or in excess of $5.0 million. In addition to the Company’s normal policies and procedures related to the origination of large credits, the Company’s Central Credit Committee must approve all new and renewed credit facilities which are part of large credit relationships. The following table provides additional information on the Company’s large credit relationships outstanding at December 31, 2005 and December 31, 2004.

	December 31, 2005			December 31, 2004
	Number of Relationships	Period End Balances		Number of Relationships	Period End Balances
		Committed	Outstanding		Committed	Outstanding
Large Credit Relationships
$10 Million and Greater	2	$24,854	$19,744	1	$11,264	$10,461
$5 Million to $9.9 Million	8	45,645	39,373	4	24,293	21,722

Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table presents the maturity distribution of the Company’s loans at December 31, 2005. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate.

	Due in One Year or Less	After One, but Within Three Years	After Three, but Within Five Years	After Five Years	Total
Loans with Fixed Interest Rates	$198,701	$224,010	$66,629	$10,602	$499,942
Loans with Floating Interest Rates	351,235	7,921	19	—	359,175

	$549,936	$231,931	$66,648	$10,602	$859,117

Part II (Continued)

Item 7 (Continued)

The Company may renew loans at maturity when requested by a customer whose financial strength appears to support such renewal or when such renewal appears to be in the Company’s best interest. In such instances, the Company generally requires payment of accrued interest and may adjust the rate of interest, require a principal reduction or modify other terms of the loan at the time of renewal.

Nonperforming Assets and Potential Problem Loans

Year-end nonperforming assets and accruing past due loans were as follows:

	2005	2004	2003	2002	2001
Loans Accounted for on Nonaccrual	$8,579	$7,856	$7,251	$6,899	$8,205
Loans Past Due 90 Days or More	14	953	241	935	332
Renegotiated Loans	—	—	—	37	176
Other Real Estate Foreclosed	2,170	1,127	2,724	1,357	1,554

Total Nonperforming Assets	$10,763	$9,936	$10,216	$9,228	$10,267

Nonperforming Assets as a Percentage of
Total Loans and Foreclosed Assets	1.25%	1.27%	1.56%	1.61%	2.24%
Total Assets	0.97%	1.00%	1.18%	1.18%	1.65%
Accruing Past Due Loans
30–89 Days Past Due	$6,829	$8,302	$6,703	$9,618	$10,326
90 or More Days Past Due	14	953	241	935	332

Total Accruing Past Due Loans	$6,843	$9,255	$6,944	$10,553	$10,658

Nonperforming assets include nonaccrual loans, loans past due 90 days or more, restructured loans and foreclosed real estate. Nonperforming assets at December 31, 2005 increased 8.32 percent from December 31, 2004.

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

Part II (Continued)

Item 7 (Continued)

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

Part II (Continued)

Item 7 (Continued)

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

	2005		2004		2003		2002		2001
	Reserve	%*	Reserve	%*	Reserve	%*	Reserve	%*	Reserve	%*
Commercial, Financial and Agricultural	$3,229	6%	$3,004	6%	$2,470	7%	$1,841	8%	$1,725	14%
Real Estate – Construction	646	18	501	13	340	9	295	4	123	2
Real Estate – Farmland	538	4	501	5	426	5	442	5	431	6
Real Estate – Other	3,498	62	3,304	64	2,981	65	2,871	69	2,156	61
Loans to Individuals	2,152	8	2,002	9	1,703	11	1,326	13	1,170	14
All Other Loans	699	2	700	3	596	3	589	1	554	3

	$10,762	100%	$10,012	100%	$8,516	100%	$7,364	100%	$6,159	100%

*	Loan balance in each category expressed as a percentage of total end of period loans.

Activity in the allowance for loan losses is presented in the following table. There were no charge-offs or recoveries related to foreign loans during any of the periods presented.

Part II (Continued)

Item 7 (Continued)

The following table presents an analysis of the Company’s loan loss experience for the periods indicated.

($ in thousands)	2005	2004	2003	2002	2001
Allowance for Loan Losses at Beginning of Year	$10,012	$8,516	$7,364	$6,159	$5,661

Charge-Offs
Commercial, Financial and Agricultural	767	463	1,790	958	1,094
Real Estate	678	692	570	451	26
Consumer	1,369	618	507	570	439
All Other	232	363	203	359	117

	3,046	2,136	3,070	2,338	1,676

Recoveries
Commercial, Financial and Agricultural	176	9	30	59	111
Real Estate	18	36	39	42	17
Consumer	83	90	58	141	182
All Other	75	28	35	29	10

	352	163	162	271	320

Net Charge-Offs	2,694	1,973	2,908	2,067	1,356

Provision for Loans Losses	3,444	3,469	4,060	2,820	1,854

Business Combination	—	—	—	452	—

Allowance for Loan Losses at End of Year	$10,762	$10,012	$8,516	$7,364	$6,159

Ratio of Net Charge-Offs to Average Loans	0.33%	0.27%	0.46%	0.39%	0.32%

Part II (Continued)

Item 7 (Continued)

The allowance for possible loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The provision for possible loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for possible loan losses decreased $0.03 million from $3.47 million in 2004 to $3.44 million in 2005. Flat provisions were made during 2005 due to the overall general improvement in the loan portfolio. Nonperforming assets as a percentage of total loans and foreclosed assets improved to 1.25 percent at December 31, 2005 compared to 1.27 percent a year ago. During 2004, the provision for possible loan losses decreased $0.59 million from the $4.06 million recorded in 2003. The provision for possible loan losses was lower in 2004 primarily due to charge-offs that included one large commercial loan.

Net charge-offs in 2005 increased $721 thousand compared to 2004 while net charge-offs in 2004 decreased $935 thousand compared to 2003. The general increase in net charge-offs during 2005 is reflective of the more stringent credit standards.

Management believes the level of the allowance for possible loan losses was adequate as of December 31, 2005. Should any of the factors considered by management in evaluating the adequacy of the allowance for possible loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for possible loan losses.

Investment Portfolio

The following table presents carrying values of investment securities held by the Company as of December 31, 2005, 2004 and 2003

($ in thousands)	2005	2004	2003
U.S. Government Agencies	$38,446	$29,054	$17,845
Obligations of States and Political Subdivisions	9,270	6,968	9,890
Corporate Obligations	3,023	3,113	6,556
Marketable Equity Securities	300	—	944

Investment Securities	51,039	39,135	35,235

Mortgage Backed Securities	73,287	73,458	75,173

Total Investment Securities And Mortgage Backed Securities	$124,326	$112,593	$110,408

Part II (Continued)

Item 7 (Continued)

The following table represents expected maturities and weighted-average yields of investment securities held by the Company as of December 31, 2005. (Mortgage backed securities are based on the average life at the projected speed, while Agencies, State and Political Subdivisions and Corporate Obligations reflect anticipated calls being exercised.)

	Within 1 Year		After 1 Year But Within 5 Years		After 5 Years But Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government Agencies	$1,551	4.14%	$33,475	4.12%	$3,420	4.91%	$—	—
Mortgage Backed Securities	2,284	2.89	68,263	3.85	2,739	4.25	—	—
Obligations of States and Political Subdivisions	2,808	3.86	3,956	4.58	2,507	7.08	—	—
Corporate Obligations	1,016	2.96	2,007	5.54	—	—	—	—
Marketable Equity Securities	—	—	—	—	—	—	300	1.07%

Total Investment Portfolio	$7,659	3.51%	$107,701	4.00%	$8,666	5.35%	$300	1.07%

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

At December 31, 2005, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10 percent of the Company’s stockholders’ equity.

The average yield of the securities portfolio was 3.43 percent in 2005 compared to 3.57 percent in 2004 and 3.39 percent in 2003. The slight decrease in the average yield from 2004 to 2005 primarily resulted from recognized amortization on mortgage backed securities due to paydowns received during 2005. The increase in the average yield from 2003 to 2004 primarily resulted from investment of new funds at higher rates due to Federal Reserve’s 125 basis point interest rate hike during the last half of 2004. The early repayment of mortgage backed securities primarily resulted from borrower refinancing due to lower market interest rates. The overall growth in the securities portfolio over the comparable periods was primarily funded by deposit growth.

Part II (Continued)

Item 7 (Continued)

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the years 2005, 2004 and 2003.

	2005		2004		2003
($ in thousands)	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
Noninterest-Bearing Demand Deposits	$68,259		$63,457		$52,745
Interest-Bearing Demand and Savings	202,618	1.38%	197,316	1.11%	171,679	1.29%
Time Deposits	607,232	3.26	534,732	2.43	464,200	2.85

Total Deposits	$878,109	2.57%	$795,505	1.91%	$688,624	2.25%

The following table presents the maturities of the Company’s other time deposits as of December 31, 2005.

($ in thousands)	Other Time Deposits $100,000 or Greater	Other Time Deposits Less Than $100,000	Total
Months to Maturity
3 or Less	$70,058	$77,887	$147,945
Over 3 through 12	164,249	231,117	395,366
Over 12 Months	49,276	50,019	99,295

	$283,583	$359,023	$642,606

Average deposits increased $82.6 million in 2005 compared to 2004 and $106.9 million in 2004 compared to 2003. The increase in 2005 included $4.8 million or 5.8 percent, related to noninterest-bearing deposits while the increase in 2004 included $10.7 million, or 10.0 percent related to noninterest-bearing deposits. Accordingly, the ratio of average noninterest-bearing deposits to total average deposits was 7.8 percent in 2005 from 8.0 percent in 2004 and 7.7 percent in 2003. The general increase in market rates had the effect of (i) increasing the average cost of interest-bearing deposits by 72 basis points in 2005 compared to 2004, and the decline in interest rates had the effect of reducing the average cost of interest-bearing deposits by 36 basis points in 2004 compared to 2003; and (ii) mitigating a portion of the impact of increasing yields on earning assets on the Company’s net interest income.

Part II (Continued)

Item 7 (Continued)

Total average interest-bearing deposits increased $77.8 million, or 10.63 percent in 2005 compared to 2004 and increased $96.2 million, or 15.2 percent, in 2004 compared to 2003. The growth in average deposits in 2005 compared to 2004 was primarily in money market deposit accounts and savings and interest-on-checking accounts and other time accounts. With the current interest rate environment, it appears that many customers are more inclined to invest their funds for extended periods and are choosing to maintain such funds in time accounts.

Off-Balance-Sheet Arrangements, Commitments, Guarantees and Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of December 31, 2005. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payments Due by Period
	1 Year or Less	More than 1 Year but Less Than 3 Years	3 Years or More but Less Than 5 Years	5 Years or More	Total
Contractual Obligations
Subordinated Debentures	$—	$—	$—	$19,074	$19,074
Other Borrowed Money	2,709	17	—	—	2,726
Federal Home Loan Bank Advances	14,000	16,000	3,500	34,000	67,500
Operating Leases	123	172	97	147	539
Deposits with Stated Maturity Dates	543,311	74,214	25,073	8	642,606

	560,143	90,403	28,670	53,229	732,445

Other Commitments
Loan Commitments	112,056	—	—	—	112,056
Standby Letters of Credit	2,572	—	—	—	2,572
Performance Letters of Credit	472	—	—	—	472
Construction Contracts	812	—	—	—	812

	115,912	—	—	—	115,912

Total Contractual Obligations and Other Commitments	$676,055	$90,403	$28,670	$53,229	$848,357

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

Part II (Continued)

Item 7 (Continued)

Loan Commitments. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for possible loan losses. Loan commitments outstanding at December 31, 2005 are included in the preceding table.

Standby and Performance Letters of Credit. Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. The Company’s policies generally require that standby and performance letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby and performance letters of credit outstanding at December 31, 2005 are included in the preceding table.

Capital and Liquidity

At December 31, 2005, stockholders’ equity totaled $68.1 million compared to $61.8 million at December 31, 2004. In addition to net income of $8.98 million, other significant changes in stockholders’ equity during 2005 included $2.06 million of dividends paid and an increase of $202 thousand resulting from the stock grant plan. The accumulated other comprehensive income component of stockholders’ equity totaled $(1,353) thousand at December 31, 2005 compared to $(597) thousand at December 31, 2004. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale. Under regulatory requirements, the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. Tier 1 capital consists of common stock and qualifying preferred stockholders’ equity less goodwill. Tier 2 capital consists of certain convertible, subordinated and other qualifying debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets. The Company has no Tier 2 capital other than the allowance for loan losses and gain on marketable equity securities.

Using the capital requirements presently in effect, the Tier 1 ratio as of December 31, 2005 was 9.78 percent and total Tier 1 and 2 risk-based capital was 11.02 percent. Both of these measures compare favorably with the regulatory minimum of 4 percent for Tier 1 and 8 percent for total risk-based capital. The Company’s Tier 1 leverage ratio as of December 31, 2005 was 7.77 percent, which exceeds the required ratio standard of 4 percent.

For 2005, average capital was $65.1 million, representing 6.30 percent of average assets for the year. This compares to 6.29 percent for 2004.

Part II (Continued)

Item 7 (Continued)

The Company paid a quarterly dividend of $0.068, $0.07, $0.072 and $0.075 per common share during the first, second, third and fourth quarters of 2005, respectively, and quarterly dividends of $0.06, $0.062, $0.064 and $0.066 per common share during the first, second, third and fourth quarters of 2004, respectively. This equates to a dividend payout ratio of 22.80 percent in 2005 and 22.30 percent in 2004.

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

Management monitors deposit flow and evaluates alternate pricing structures to retain and grow deposits. To the extent needed to fund loan demand, traditional local deposit funding sources are supplemented by the use of FHLB borrowings, brokered deposits and other wholesale deposit sources outside the immediate market area. Internal policies have been updated to monitor the use of various core and noncore funding sources, and to balance ready access with risk and cost. Through various asset/liability management strategies, a balance is maintained among goals of liquidity, safety and earnings potential. Internal policies that are consistent with regulatory liquidity guidelines are monitored and enforced by the banks.

The investment portfolio provides a ready means to raise cash if liquidity needs arise. As of December 31, 2005, the Company held $124 million in bonds (excluding FHLB stock), at current market value in the available for sale portfolio. At December 31, 2004, the available for sale bond portfolio totaled $112.6 million. Only marketable investment grade bonds are purchased. Although most of the banks’ bond portfolios are encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for a sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it primarily determines the Company’s liquidity posture. Colony had ratios of loans to deposits of 90.9 percent as of December 31, 2005 and 91.6 percent at December 31, 2004. Management employs alternative funding sources when deposit balances will not meet loan demands. The ratios of loans to all funding sources (excluding Subordinated Debentures) at December 31, 2005 and December 31, 2004 were 84.9 percent and 85.4 percent, respectively. Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources. The stability of the banks’ core deposit base is an important factor in Colony’s liquidity position. A heavy percentage of the deposit base is comprised of accounts of individuals and small businesses with comprehensive banking relationships and limited volatility. At December 31, 2005 and December 31, 2004, the banks had $283.6 million and $203.9 million in certificates of deposit of $100,000 or more. These larger deposits represented 30.03 percent and 23.98 percent of respective total deposits. Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed. Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

Part II (Continued)

Item 7 (Continued)

Local market deposit sources proved insufficient to fund the strong loan growth trends at Colony over the past several years. The Company supplemented deposit sources with brokered deposits. As of December 31, 2005, the Company had $45.7 million, or 4.84 percent of total deposits, in brokered certificates of deposit attracted by external third parties. Additionally, the banks use external wholesale or Internet services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed.

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

Since Colony is a bank holding company and does not conduct operations, its primary sources of liquidity are dividends up streamed from subsidiary banks and borrowings from outside sources.

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

Part II (Continued)

Item 7 (Continued)

Quantitative and Qualitative Disclosures About Market Risk

AVERAGE BALANCE SHEETS

	2005			2004			2003
($ in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Income (1)	$819,900	$58,428	7.13%	$734,846	$47,636	6.48%	$630,136	$42,915	6.81%

Investment Securities
Taxable	107,696	3,586	3.33	102,552	3,570	3.48	84,072	2,717	3.23
Tax-Exempt (2)	6,008	318	5.29	8,325	383	4.60	8,774	431	4.91

Total Investment Securities	113,704	3,904	3.43	110,877	3,953	3.57	92,846	3,148	3.39

Interest-Bearing Deposits in Other Banks	2,792	86	3.08	6,864	75	1.09	14,208	152	1.07

Funds Sold	38,692	1,266	3.27	31,502	419	1.33	33,742	359	1.06

Other Interest-Earning Assets	4,878	177	3.63	3,242	109	3.36	2,972	122	4.10

Total Interest-Earning Assets	979,966	63,861	6.52	887,331	52,192	5.88	773,904	46,696	6.03

Noninterest-Earning Assets
Cash	20,014			19,047			16,815
Allowance for Loan Losses	(10,499)			(9,625)			(7,913)
Other Assets	45,296			41,530			33,860

Total Noninterest-Earning Assets	54,811			50,952			42,762

Total Assets	$1,034,777			$938,283			$816,666

Liabilities and Stockholders’ Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$202,618	$2,790	1.38%	$197,316	$2,202	1.11%	$171,679	$2,217	1.29%
Other Time	607,232	19,800	3.26	534,732	12,972	2.43	464,200	13,248	2.85

Total Interest-Bearing Deposits	809,850	22,590	2.79	732,048	15,174	2.07	635,879	15,465	2.43

Other Interest-Bearing Liabilities
Other Borrowed Money	66,601	2,605	3.91	61,556	2,366	3.84	55,379	2,262	4.08
Subordinated Debentures	19,074	1,269	6.65	17,420	838	4.81	14,434	686	4.75
Funds Purchased and Securities
Sold Under Agreement to Repurchase	449	16	3.56	307	5	1.63	71	1	1.41

Total Other Interest-Bearing Liabilities	86,124	3,890	4.52	79,283	3,209	4.05	69,884	2,949	4.22

Total Interest-Bearing Liabilities	895,974	26,480	2.96	811,331	18,383	2.27	705,763	18,414	2.61

Noninterest-Bearing Liabilities and
Stockholders’ Equity
Demand Deposits	68,259			63,457			52,745
Other Liabilities	5,398			4,458			4,315
Stockholders’ Equity	65,146			59,037			53,843

Total Noninterest-Bearing Liabilities and Stockholders’ Equity	138,803			126,952			110,903

Total Liabilities and Stockholders’ Equity	$1,034,777			$938,283			$816,666

Interest Rate Spread			3.56%			3.61%			3.42%

Net Interest Income		$37,381			$33,809			$28,282

Net Interest Margin			3.81%			3.81%			3.65%

(1)	The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable equivalent adjustments totaling $119, $132 and $121 for 2005, 2004 and 2003 respectively, are included in interest on loans. The adjustments are based on a federal tax rate of 34 percent.
(2)	Taxable-equivalent adjustments totaling $108, $130 and $157 for 2005, 2004, and 2003 respectively, are included in tax-exempt interest on investment securities. The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

Part II (Continued)

Item 7 (Continued)

Colony Bankcorp, Inc. and Subsidiaries

Interest Rate Sensitivity

The following table is an analysis of the Company’s interest rate-sensitivity position at December 31, 2005. The interest-bearing rate-sensitivity gap, which is the difference between interest-earning assets and interest-bearing liabilities by repricing period, is based upon maturity or first repricing opportunity, along with a cumulative interest rate-sensitivity gap. It is important to note that the table indicates a position at a specific point in time and may not be reflective of positions at other times during the year or in subsequent periods. Major changes in the gap position can be, and are, made promptly as market outlooks change.

	Assets and Liabilities Repricing Within
($ in Thousands)	3 Months or Less	4 to 12 Months	1 Year	1 to 5 Years	Over 5 Years	Total
EARNING ASSETS
Interest-Bearing Deposits	$1,635	$—	$1,635	$—	$—	$1,635
Federal Funds Sold	57,456	—	57,456	—	—	57,456
Investment Securities	14,793	2,854	17,647	95,923	10,756	124,326
Loans, Net of Unearned Income	396,221	153,413	549,634	298,579	10,602	858,815
Other Interest-Bearing Assets	5,034	—	5,034	—	—	5,034

Total Interest-Earning Assets	475,139	156,267	631,406	394,502	21,358	1,047,266

INTEREST-BEARING LIABILITIES
Interest-Bearing Demand Deposits (1)	187,736	—	187,736	—	—	187,736
Savings (1)	35,245	—	35,245	—	—	35,245
Time Deposits	147,945	395,366	543,311	99,287	8	642,606
Other Borrowings (2)	15,226	3,000	18,226	18,000	34,000	70,226
Subordinated Debentures	19,074	—	19,074	—	—	19,074

Total Interest-Bearing Liabilities	405,226	398,366	803,592	117,287	34,008	954,887

Interest Rate-Sensitivity Gap	69,913	(242,099)	(172,186)	277,215	(12,650)	$92,379

Cumulative Interest-Sensitivity Gap	$69,913	$(172,186)	$(172,186)	$105,029	$92,379

Interest Rate-Sensitivity Gap as a Percentage of Interest-Earning Assets	6.68%	(23.12%)	(16.44%)	26.47%	(1.21%)

Cumulative Interest Rate-Sensitivity as a Percentage of Interest-Earning as Assets	6.68%	(16.44)%	(16.44%)	10.03%	8.82%

(1)	Interest-bearing Demand and Savings Accounts for repricing purposes are considered to reprice within 3 months or less.
(2)	Short-term borrowings for repricing purposes are considered to reprice within 3 months or less.

Part II (Continued)

Item 7 (Continued)

The foregoing table indicates that we had a one-year negative gap of ($172) million, or (16.44) percent of total assets at December 31, 2005. In theory, this would indicate that at December 31, 2005, $172 million more in liabilities than assets would reprice if there were a change in interest rates over the next 365 days. Thus, if interest rates were to decline, the gap would indicate a resulting increase in net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and our supporting liability can vary significantly while the timing of repricing of both the assets and our supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposits.

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

Return on Assets and Stockholder’s Equity

The following table presents selected financial ratios for each of the periods indicated.

	Year Ended December 31
	2005	2004	2003
Return on Assets	0.87%	0.86%	0.83%
Return on Equity	13.78%	13.67%	12.66%
Dividend Payout	22.80%	22.30%	22.84%
Equity to Assets	6.15%	6.19%	6.45%
Dividends Declared	$0.285	$0.252	$0.217

Part II (Continued)

Item 7 (Continued)

Future Outlook

Colony is an emerging company in an industry filled with nonregulated competitors and a rapid pace of consolidation. The year brings with it new opportunities for growth in our existing markets, as well as opportunities to expand into new markets through acquisitions and denovo branching. The Company completed construction of its main office in Valdosta/Lowndes County that opened during second quarter 2005. The Company completed renovation of its Savannah office during third quarter 2005 and opened its first full-service branch in the Savannah/Chatham County market. The Company awarded the bid on its first full-service branch in Columbus/Muscogee County that should be completed in third quarter 2006. The Company has begun construction on a second office in Warner Robins that should be completed during first quarter 2006. Entry into the MSA markets – Savannah, Columbus, Warner Robins, and Macon – will require multi-branch offices and the Company is presently looking for available real estate to purchase in those markets.

Item 7A

Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is located in Item 7 under the heading Interest Rate Sensitivity.

Item 8

Financial Statements and Supplemental Data

The following consolidated financial statements of the Registrant and its subsidiaries are included on exhibit 13 of this Annual Report on Form 10-K:

Consolidated Balance Sheets – December 31, 2005 and 2004

Consolidated Statements of Income – Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Comprehensive Income – Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity – Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows – Years Ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

Part II (Continued)

Item 8 (Continued)

Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2005 and 2004:

	Three Months Ended
	December 31	September 30	June 30	March 31
	($ in Thousands, Except Per Share Data)
2005
Interest Income	$17,893	$16,262	$15,267	$14,212
Interest Expense	8,102	6,996	6,022	5,360

Net Interest Income	9,791	9,266	9,245	8,852
Provision for Loan Losses	742	869	1,025	808
Securities Gains (Losses)	—	—	—	—
Noninterest Income	1,518	1,533	1,499	1,602
Noninterest Expense	7,009	6,491	6,292	6,284

Income Before Income Taxes	3,558	3,439	3,427	3,362
Provision for Income Taxes	1,253	1,188	1,180	1,188

Net Income	$2,305	$2,251	$2,247	$2,174

Net Income Per Common Share (1)
Basic	$0.32	$0.31	$0.31	$0.31
Diluted	0.32	0.31	0.31	0.31
2004
Interest Income	$13,902	$13,294	$12,606	$12,128
Interest Expense	5,131	4,721	4,311	4,220

Net Interest Income	8,771	8,573	8,295	7,908
Provision for Loan Losses	760	864	865	980
Securities Gains (Losses)	—	(31)	—	—
Noninterest Income	1,653	1,622	1,604	1,545
Noninterest Expense	6,507	6,224	5,981	5,528

Income Before Income Taxes	3,157	3,076	3,053	2,945
Provision for Income Taxes	1,077	1,019	1,046	1,020

Net Income	$2,080	$2,057	$2,007	$1,925

Net Income Per Common Share (1)
Basic	$0.29	$0.29	$0.28	$0.27
Diluted	0.29	0.29	0.28	0.27

(1)	Adjusted for stock dividends and stock splits, as applicable.

Part II (Continued)

Item 9

Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

There was no accounting or disclosure disagreement or reportable event with the former or current auditors that would have required the filing of a report on Form 8-K.

Item 9A

Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial and Accounting Officer, of the design and operation of the disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Principal Financial and Accounting Officer concluded that the disclosure controls and procedures are effective.

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

Colony’s management assessed the effectiveness of Colony’s internal control over financial reporting as of December 31, 2005 based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that Colony maintained effective internal control over financial reporting as of December 31, 2005.

Part II (Continued)

Item 9A (Continued)

McNair, McLemore, Middlebrooks & Co., LLP, the independent registered public accounting firm that audited the consolidated financial statements of Colony included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of Colony’s internal control over financial reporting as of December 31, 2005. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of Colony’s internal control over financial reporting as of December 31, 2005, is included in Item 8 of this Report under the heading “Report of Independent Registered Public Accounting Firm.”

/s/ Al D. Ross
Al D. Ross
President and Chief Executive Officer

March 15, 2006

/s/ Terry L. Hester
Terry L. Hester
Executive Vice President and Chief Financial Officer

March 15, 2006

Item 9B

Other Information

None.

Part III

Item 10

Directors and Executive Officers of the Registrant

Code of Ethics

Colony Bankcorp, Inc. has adopted a Code of Ethics that applies to the Company’s principal executive officer and principal accounting and financial officer. A copy of the Code of Ethics will be provided to any person without charge, upon written request mailed to Terry Hester, Colony Bankcorp, Inc., 115 S. Grant Street, Fitzgerald, Georgia 31750.

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

Part III (Continued)

Item 12

Security Ownership of Certain Beneficial Owners and Management

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued Upon Stock Grant, Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved By Security Holders
2004 Restricted Stock Grant Plan			143,500
Equity Compensation Plans Not Approved by Security Holders
1999 Restricted Stock Grant Plan			5,935

			149,435

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

Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statements Schedules:

All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or the related notes.

(3)	A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this report is shown on the “Exhibit Index” filed herewith.

Exhibit Index

3.1	Articles of Incorporation

•	filed as Exhibit 3(a) to the Registrant’s Registration Statement on Form 10 (File No. 0-18486), filed with the Commission on April 25, 1990 and incorporated herein by reference.

3.2	Bylaws, as Amended

•	filed as Exhibit 3(b) to the Registrant’s Registration Statement on Form 10 (File No. 0-18486), filed with the Commission on April 25, 1990 and incorporated herein by reference.

4.1	Instruments Defining the Rights of Security Holders

•	incorporated herein by reference to page 1 of the Company’s Definitive Proxy Statement for Annual Meeting of Stockholders to be held on April 26, 2005, filed with the Securities and Exchange Commission on March 2, 2005 (File No. 000-12436).

10.1	Deferred Compensation Plan and Sample Director Agreement

•	filed as Exhibit 10(a) to the Registrant’s Registration Statement on Form 10 (File No. 0-18486), filed with the Commission on April 25, 1990 and incorporated herein by reference.

10.2	Profit-Sharing Plan Dated January 1, 1979

•	filed as Exhibit 10(b) to the Registrant’s Registration Statement on Form 10 (File No. 0-18486), filed with the Commission on April 25, 1990 and incorporated herein by reference.

10.3	1999 Restricted Stock Grant Plan and Restricted Stock Grant Agreement

•	filed as Exhibit 10(c) the Registrant’s Annual Report on Form 10-K (File 000-12436), filed with the Commission on March 30, 2001 and incorporated herein by reference.

Part IV

Item 15 (Continued)

10.4	2004 Restricted Stock Grant Plan and Restricted Stock Grant Agreement

•	filed as Exhibit C to the Registrant’s Definitive Proxy Statement for Annual Meeting of Stockholders held on April 27, 2004, filed with the Securities and Exchange Commission on March 3, 2004 (File No. 000-12436) and incorporated herein by reference.

10.5	Lease Agreement – Mobile Home Tracks, LLC c/o Stafford Properties, Inc. and Colony Bank Worth

•	filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10Q (File No. 000-12436), filed with Securities and Exchange Commission on November 5, 2004 and incorporated herein by reference.

11	Statement of Computation of Per Share Earnings

13	Consolidated Financial Statements of Colony Bankcorp, Inc. as of December 31, 2005 and 2004.

21	Subsidiaries of the Company

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certificate of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Colony Bankcorp, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

COLONY BANKCORP, INC.

/s/ Al D. Ross
Al D. Ross President/Director/Chief Executive Officer

March 15, 2006
Date

/s/ Terry L. Hester
Terry L. Hester Executive Vice-President/Chief Financial Officer/Director

March 15, 2006
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Terry Coleman	March 15, 2006
Terry Coleman, Director	Date

/s/ L. Morris Downing	March 15, 2006
L. Morris Downing, Director	Date

/s/ Edward J. Harrell	March 15, 2006
Edward J. Harrell, Director	Date

/s/ James D. Minix	March 15, 2006
James D, Minix, Director	Date

/s/ Charles E. Myler	March 15, 2006
Charles E. Myler, Director	Date

/s/ Walter P. Patten	March 15. 2006
Walter P. Patten, Director	Date

/s/ W. B. Roberts, Jr.	March 15, 2006
W. B. Roberts, Jr., Director	Date

/s/ R. Sidney Ross	March 15, 2006
R. Sidney Ross, Director	Date

/s/ B. Gene Waldron	March 15, 2006
B. Gene Waldron, Director	Date