Form 10-Q
period 2006-03-31
COLONY BANKCORP INC
filed 2006-05-09
CIK 711669

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 2006	COMMISSION FILE NUMBER 0-12436

COLONY BANKCORP, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

GEORGIA	58-1492391
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER OR A NONACCELERATED FILER. SEE DEFINITION OF ACCELERATED FILER AND LARGE ACCELERATED FILER IN RULE 12b-2 OF THE EXCHANGE ACT. (CHECK ONE)

LARGE ACCELERATED FILER  ☐                    ACCELERATED FILER  ☒                    NON ACCELERATED FILER

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE ACT).    YES  ☐    NO  ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS	OUTSTANDING AT MAY 8, 2006
COMMON STOCK, $1 PAR VALUE	7,190,735

Forward Looking Statement Disclosure

Statements in this Quarterly Report regarding future events or performance are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the PSLRA) and are made pursuant to the safe harbors of the PSLRA. Actual results of Colony Bankcorp, Inc. (the Company) could be quite different from those expressed or implied by the forward-looking statements. Any statements containing the words “could,” “may,” “will,” “should,” “plan,” “believe,” “anticipates,” “estimates,” “predicts,” “expects,” “projections,” “potential,” “continue,” or words of similar import, constitute “forward-looking statements”, as do any other statements that expressly or implicitly predict future events, results, or performance. Factors that could cause results to differ from results expressed or implied by our forward-looking statements include, among others, risks discussed in the text of this Quarterly Report as well as the following specific items:

•	General economic conditions, whether national or regional, that could affect the demand for loans or lead to increased loan losses;

•	Competitive factors, including increased competition with community, regional, and national financial institutions, that may lead to pricing pressures that reduce yields the Company achieves on loans and increase rates the Company pays on deposits, loss of the Company’s most valued customers, defection of key employees or groups of employees, or other losses;

•	Increasing or decreasing interest rate environments, including the shape and level of the yield curve, that could lead to decreases in net interest margin, lower net interest and fee income, including lower gains on sales of loans, and changes in the value of the Company’s investment securities;

•	Changing business or regulatory conditions, or new legislation, affecting the financial services industry that could lead to increased costs, changes in the competitive balance among financial institutions, or revisions to our strategic focus;

•	Changes or failures in technology or third party vendor relationships in important revenue production or service areas, or increases in required investments in technology that could reduce our revenue, increase our costs or lead to disruptions in our business.

•	Readers are cautioned not to place undue reliance on our forward-looking statements, which reflect management’s analysis only as of the date of the statements. The Company does not intend to publicly revise or update forward-looking statements to reflect events or circumstances that arise after the date of this report.

Readers should carefully review all disclosures we file from time to time with the Securities and Exchange Commission (SEC).

PART 1. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

THE FOLLOWING FINANCIAL STATEMENTS ARE PROVIDED FOR COLONY BANKCORP, INC. AND SUBSIDIARIES: COLONY BANK OF FITZGERALD, COLONY BANK ASHBURN, COLONY BANK WILCOX, COLONY BANK OF DODGE COUNTY, COLONY BANK WORTH, COLONY BANK SOUTHEAST, COLONY MANAGEMENT SERVICES, INC., AND COLONY BANK QUITMAN, FSB.

A.	CONSOLIDATED BALANCE SHEETS – MARCH 31, 2006 AND DECEMBER 31, 2005.

B.	CONSOLIDATED STATEMENTS OF INCOME – FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005.

C.	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005.

D.	CONSOLIDATED STATEMENTS OF CASH FLOWS – FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005.

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2006 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

Part 1 (Continued)

Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2006 AND DECEMBER 31,

(DOLLARS IN THOUSANDS)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and Cash Equivalents
Cash and Due from Banks	$24,785	21,606
Federal Funds Sold	54,104	57,456

	78,889	79,062

Interest-Bearing Deposits	3,631	1,635

Investment Securities
Available for Sale, at Fair Value	124,221	124,247
Held to Maturity, at Cost (Fair Value of $81 and $79, as of March 31, 2006 and December 31, 2005, Respectively)	81	79

	124,302	124,326

Federal Home Loan Bank Stock, at Cost	5,469	5,034

Loans	893,100	859,117
Allowance for Loan Losses	(10,760)	(10,762)
Unearned Interest and Fees	(443)	(302)

	881,897	848,053

Premises and Equipment	26,280	25,676

Other Real Estate	2,131	2,170

Goodwill	2,412	2,412

Other Intangible Assets	495	520

Other Assets	19,680	19,450

Total Assets	$1,145,186	$1,108,338

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Noninterest-Bearing	$73,545	$78,778
Interest-Bearing	901,127	865,587

	974,672	944,365

Borrowed Money
Subordinated Debentures	19,074	19,074
Other Borrowed Money	74,672	70,226

	93,746	89,300

Other Liabilities	7,143	6,545

Commitments and Contingencies
Stockholders’ Equity
Common Stock, Par Value $1 a Share, Authorized 20,000,000 Shares, Issued 7,190,735 and 7,181,320 Shares as of March 31, 2006 and December 31, 2005, Respectively	7,191	7,181
Paid-In Capital	24,215	24,000
Retained Earnings	40,353	38,602
Restricted Stock - Unearned Compensation	(488)	(302)
Accumulated Other Comprehensive Loss, Net of Tax	(1,646)	(1,353)

	69,625	68,128

Total Liabilities and Stockholders’ Equity	$1,145,186	$1,108,338

The accompanying notes are an integral part of these statements.

Part 1 (Continued)

Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended 3/31/2006	Three Months Ended 3/31/2005
Interest Income
Loans, Including Fees	$16,753	$12,974
Federal Funds Sold	479	235
Deposits with Other Banks	18	17
Investment Securities
U.S. Government Agencies	1,164	868
State, County and Municipal	91	54
Corporate Obligations	36	30
Dividends on Other Investments	59	34

	18,600	14,212

Interest Expense
Deposits	7,514	4,484
Federal Funds Purchased	9	0
Borrowed Money	1,144	876

	8,667	5,360

Net Interest Income	9,933	8,852
Provision for Loan Losses	922	808

Net Interest Income After Provision for Loan Losses	9,011	8,044

Noninterest Income
Service Charges on Deposits	1,032	930
Other Service Charges, Commissions and Fees	215	184
Mortgage Fee Income	123	107
Other	238	381

	1,608	1,602

Noninterest Expenses
Salaries and Employee Benefits	4,079	3,322
Occupancy and Equipment	985	900
Other	2,023	2,062

	7,087	6,284

Income Before Income Taxes	3,532	3,362
Income Taxes	1,223	1,188

Net Income	$2,309	$2,174

Net Income Per Share of Common Stock
Basic	$0.32	$0.30

Diluted	$0.32	$0.30

Weighted Average Basic Shares Outstanding	7,170,406	7,144,178

Weighted Average Diluted Shares Outstanding	7,172,669	7,165,276

Cash Dividends Declared Per Share of Common Stock	$0.0775	$0.068

The accompanying notes are an integral part of these statements.

Part 1 (Continued)

Item 1 (Continued)

COLONY BANKCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended 03/31/06	Three Months Ended 03/31/05
Net Income	$2,309	$2,174

Other Comprehensive Income, Net of Tax
Losses on Securities Arising During the Year	(293)	(717)
Reclassification Adjustment	—	—

Unrealized Losses on Securities	(293)	(717)

Comprehensive Income	$2,016	$1,457

The accompanying notes are an integral part of these statements.

Part 1 (Continued)

Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income	$2,309	$2,174
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	473	440
Provision for Loan Losses	922	808
Amortization and Accretion	173	331
(Gain) Loss on Sale of Other Real Estate and Repossessions	7	(6)
Gain on Sale of Equipment	(1)	—
Increase in Cash Surrender Value of Life Insurance	(48)	(58)
Other Prepaids, Deferrals and Accruals, Net	504	1,894

	4,339	5,583

CASH FLOWS FROM INVESTING ACTIVITIES

Federal Home Loan Bank Stock	(435)	(263)
Purchases of Investment Securities Available for Sale	(8,946)	(9,169)
Proceeds from Maturities, Calls, and Paydowns of Investment Securities Available for Sale	8,464	6,606
Interest-Bearing Deposits in Other Banks	(1,996)	778
Net Loans to Customers	(34,937)	(20,950)
Purchase of Premises and Equipment	(1,080)	(759)
Other Real Estate and Repossessions	192	144
Proceeds from Sale of Premises and Equipment	5	—

	(38,733)	(23,613)

CASH FLOWS FROM FINANCING ACTIVITIES

Noninterest-Bearing Customer Deposits	(5,233)	(3,859)
Interest-Bearing Customer Deposits	35,547	(701)
Federal Funds Purchased	—	1,000
Dividends Paid	(539)	(473)
Proceeds from Other Borrowed Money	11,000	—
Principal Payments on Other Borrowed Money	(6,554)	(57)

	34,221	(4,090)

Net Decrease in Cash and Cash Equivalents	(173)	(22,120)
Cash and Cash Equivalents at Beginning of Period	79,062	64,947

Cash and Cash Equivalents at End of Period	$78,889	$42,827

The accompanying notes are an integral part of these statements.

Part 1 (Continued)

Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Principles of Consolidation

Colony Bankcorp, Inc. (the Company) is a multi-bank holding company located in Fitzgerald, Georgia. The consolidated financial statements include the accounts of Colony Bankcorp, Inc. and its wholly-owned subsidiaries, Colony Bank of Fitzgerald, Fitzgerald, Georgia; Colony Bank Ashburn (which includes its wholly-owned subsidiary, Georgia First Mortgage Company), Ashburn, Georgia; Colony Bank Worth, Sylvester, Georgia; Colony Bank of Dodge County, Eastman, Georgia; Colony Bank Wilcox, Rochelle, Georgia; Colony Bank Southeast, Broxton, Georgia; Colony Bank Quitman, FSB, Quitman, Georgia (the Banks); and Colony Management Services, Inc., Fitzgerald, Georgia. All significant intercompany accounts have been eliminated in consolidation. The accounting and reporting policies of Colony Bankcorp, Inc. conform to generally accepted accounting principles and practices utilized in the commercial banking industry.

All dollars in notes to consolidated financial statements are rounded to the nearest thousand.

Nature of Operations

The Banks provide a full range of retail and commercial banking services for consumers and small to medium size businesses located primarily in middle and south Georgia. Lending and investing activities are funded primarily by deposits gathered through its retail branch office network.

Use of Estimates

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans and the valuation of goodwill and other intangible assets.

Reclassifications

In certain instances, amounts reported in prior years’ consolidated financial statements have been reclassified to conform to statement presentations selected for 2006. Such reclassifications had no effect on previously reported stockholders’ equity or net income.

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

Part 1 (Continued)

Item 1 (Continued)

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

Loans

Loans that the Company has the ability and intent to hold for the foreseeable future or until maturity are recorded at their principal amount outstanding, net of unearned interest and fees. Loan origination fees, net of certain direct origination costs, are deferred and amortized over the estimated terms of the loans using the straight-line method. Interest income on loans is recognized using the effective interest method.

A loan is considered to be delinquent when payment have not been made according to contractual terms, typically evidenced by nonpayment of a monthly installment by the due date.

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

Part 1 (Continued)

Item 1 (Continued)

(1) Summary of Significant Accounting Policies (Continued)

Allowance for Loan Losses (Continued)

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers nonclassified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the cost over the fair value of the net assets purchased in a business combination. Impairment testing of goodwill is performed annually or more frequently if events or circumstances indicate possible impairment. No impairment has been identified as a result of the testing performed.

Part 1 (Continued)

Item 1 (Continued)

(1) Summary of Significant Accounting Policies (Continued)

Goodwill and Intangible Assets (Continued)

Intangible assets consist of core deposit intangibles acquired in connection with a business combination. The core deposit intangible is initially recognized based on an independent valuation performed as of the consummation date. The core deposit intangible is amortized by the straight-line method over the average remaining life of the acquired customer deposits. Amortization periods are reviewed annually in connection with the annual impairment testing of goodwill.

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

Part 1 (Continued)

Item 1 (Continued)

(1) Summary of Significant Accounting Policies (Continued)

Changes in Accounting Principles and Effects of New Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the “amortization method” or “fair value method” for subsequent balance sheet reporting periods. SFAS No. 156 is effective as of an entity’s first fiscal year beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. We do not expect the adoption of this statement to have a material impact on our financial condition, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” by allowing fair value remeasurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the guidance in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides such beneficial interests are not subject to SFAS No. 133. SFAS No. 155 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a Replacement of FASB Statement No. 125,” by eliminating the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of this statement to have a material impact on our financial condition, results of operations or cash flows.

Part 1 (Continued)

Item 1 (Continued)

(2) Cash and Due from Banks

Components of cash and balances due from banks are as follows as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Cash on Hand and Cash Items	$8,956	$8,971
Noninterest-Bearing Deposits with Other Banks	15,829	12,635

	$24,785	$21,606

As of March 31, 2006, the Banks had required deposits of approximately $3,606 with the Federal Reserve.

(3) Investment Securities

Investment securities as of March 31, 2006 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale:
U.S. Government Agencies
Mortgage Backed	$74,341	$18	$(1,751)	$72,608
Other	40,088	13	(788)	39,313
State, County & Municipal	9,074	29	(131)	8,972
Corporate Obligations	3,050	—	(41)	3,009
Marketable Equity Securities	163	161	(5)	319

	$126,716	$221	$(2,716)	$124,221

Securities Held to Maturity:
State, County and Municipal	$81	$—	$—	$81

The amortized cost and fair value of investment securities as of March 31, 2006, by contractual maturity, are shown hereafter. Expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in One Year or Less	$3,825	$3,808
Due After One Year Through Five Years	45,298	44,394
Due After Five Years Through Ten Years	3,089	3,092	$81	$81

	52,212	51,294	81	81

Mortgage Backed Securities	74,341	72,608	—	—
Marketable Equity Securities	163	319	—	—

	$126,716	$124,221	$81	$81

Part 1 (Continued)

Item 1 (Continued)

(3) Investment Securities (Continued)

Investment securities as of December 31, 2005 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale:
U.S. Government Agencies
Mortgage Backed	$74,811	$22	$(1,545)	$73,288
Other	39,073	23	(651)	38,445
State, County & Municipal	9,187	51	(47)	9,191
Corporate Obligations	3,062	—	(39)	3,023
Marketable Equity Securities	163	151	(14)	300

	$126,296	$247	$(2,296)	$124,247

Securities Held to Maturity:
State, County and Municipal	$79	$—	$—	$79

There were no proceeds from sales of investments available for sale during first quarter 2006 or first quarter 2005.

Investment securities having a carry value approximating $66,451 and $63,487 as of March 31, 2006 and December 31, 2005, respectively, were pledged to secure public deposits and for other purposes.

Information pertaining to securities with gross unrealized losses at March 31, 2006 and December 31, 2005 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2006
U.S. Government Agencies
Mortgage Backed	$32,722	$(607)	$35,175	$(1,144)	$67,897	$(1,751)
Other	20,225	(324)	16,133	(464)	36,358	(788)
State, County and Municipal	4,156	(93)	1,749	(38)	5,905	(131)
Corporate Obligations	505	(8)	1,500	(33)	2,005	(41)
Marketable Equity Securities	—	—	55	(5)	55	(5)

	$57,608	$(1,032)	$54,612	$(1,684)	$112,220	$(2,716)

December 31, 2005
U.S. Government Agencies
Mortgage Backed	$28,900	$(409)	$37,482	$(1,137)	$66,382	$(1,546)
Other	20,677	(337)	11,305	(314)	31,982	(651)
State, County and Municipal	4,041	(33)	406	(14)	4,447	(47)
Corporate Obligations	1,002	(20)	1,016	(18)	2,018	(38)
Marketable Equity Securities	47	(14)	—	—	47	(14)

	$54,667	$(813)	$50,209	$(1,483)	$104,876	$(2,296)

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

Part 1 (Continued)

Item 1 (Continued)

(3) Investment Securities (Continued)

At March 31, 2006, the debt securities with unrealized losses have depreciated 2.36 percent from the Company’s amortized cost basis. These securities are guaranteed by either U.S. Government or other governments. These unrealized losses relate principally to current interest rates for similar type of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

(4) Loans

The composition of loans as of March 31, 2006 and December 31, 2005 was as follows:

	March 31, 2006	December 31, 2005
Commercial, Financial and Agricultural	$60,902	$48,849
Real Estate – Construction	171,825	152,944
Real Estate – Farmland	40,452	37,152
Real Estate – Other	529,228	529,599
Installment Loans to Individuals	73,950	73,473
All Other Loans	16,743	17,100

	$893,100	$859,117

Nonaccrual loans are loans for which principal and interest are doubtful of collection in accordance with original loan terms and for which accruals of interest have been discontinued due to payment delinquency. Nonaccrual loans totaled $8,800 and $8,579 as of March 31, 2006 and December 31, 2005, respectively and total recorded investment in loans past due 90 days or more and still accruing interest approximated $14 and $14, respectively.

(5) Allowance for Loan Losses

Transactions in the allowance for loan losses are summarized below for three months ended March 31, 2006 and March 31, 2005 as follows:

	March 31, 2006	March 31, 2005
Balance, Beginning	$10,762	$10,012
Provision Charged to Operating Expenses	922	808
Loans Charged Off	(1,064)	(687)
Loan Recoveries	140	38

Balance, Ending	$10,760	$10,171

(6) Premises and Equipment

Premises and equipment are comprised of the following as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Land	$6,144	$6,094
Building	19,617	18,687
Furniture, Fixtures and Equipment	11,886	11,547
Leasehold Improvements	982	966
Construction in Progress	814	1,076

	39,443	38,370

Accumulated Depreciation	(13,163)	(12,694)

	$26,280	$25,676

Part 1 (Continued)

Item 1 (Continued)

(6) Premises and Equipment (Continued)

Depreciation charged to operations totaled $473 and $440 for March 31, 2006 and March 31, 2005, respectively.

Certain Company facilities and equipment are leased under various operating leases. Rental expense approximated $83 and $94 for three months ended March 31, 2006 and March 31, 2005, respectively.

(7) Goodwill and Intangible Assets

The following is an analysis of the goodwill and core deposit intangible asset activity for the three months ended March 31, 2006 and March 31, 2005:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Goodwill
Balance, Beginning	$2,412	$2,412
Goodwill Acquired	—	—

Balance, Ending	$2,412	$2,412

Net Core Deposit, Intangible
Balance, Beginning	$520	$634
Amortization Expense	(25)	(38)

Balance, Ending	$495	$596

The following table reflects the expected amortization for the core deposit intangible at March 31, 2006:

2006	$56
2007	36
2008	36
2009	36
2010 and thereafter	331

$495

(8) Income Taxes

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

(9) Deposits

The aggregate amount of overdrawn deposit accounts reclassified as loan balances totaled $677 and $594 as of March 31, 2006 and December 31, 2005.

Components of interest-bearing deposits as of March 31, 2006 and December 31, 2005 are as follows:

	March 31, 2006	December 31, 2005
Interest-Bearing Demand	$181,882	$187,736
Savings	37,973	35,245
Time, $100,000 and Over	320,237	283,583
Other Time	361,035	359,023

	$901,127	$865,587

Part 1 (Continued)

Item 1 (Continued)

(9) Deposits (Continued)

At March 31, 2006 and December 31, 2005, the Company had brokered deposits of $75,345 and $45,729 respectively. The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $100,000 was approximately $257,870 and $234,307 as of March 31, 2006 and December 31, 2005, respectively.

As of March 31, 2006 and December 31, 2005, the scheduled maturities of certificates of deposits are as follows:

Maturity	March 31, 2006	December 31, 2005
One Year and Under	$566,852	$543,311
One to Three Years	88,103	74,215
Three Years and Over	26,317	25,080

	$681,272	$642,606

(10) Other Borrowed Money

Other borrowed money at March 31, 2006 and December 31, 2005 is summarized as follows:

	March 31, 2006	December 31, 2005
Federal Home Loan Bank Advances	$72,000	$67,500
The Banker’s Bank Note Payable	2,500	2,500
The Banker’s Bank Note Payable	172	226

	$74,672	$70,226

Advances from the Federal Home Loan Bank (FHLB) have maturities ranging from 2006 to 2013 and interest rates ranging from 2.74 percent to 5.93 percent. Under the Blanket Agreement for Advances and Security Agreement with the FHLB, residential first mortgage loans and cash balances held by the FHLB are pledged as collateral for the FHLB advances outstanding. At March 31, 2006, the Company had available line of credit commitments totaling $103,498, of which $31,498 was available.

The Banker’s Bank note payable originated on May 27, 2005 for $1,500. On December 20, 2005, the original $1,500 was renewed into a new note with an additional $1,000 advanced at an interest rate of The Wall Street Prime minus 0.75 percent. Interest payments are due quarterly with the entire unpaid balance due May 27, 2006. The loan is collateralized by a negative pledge of Colony Bank Wilcox stock.

The Banker’s Bank note payable was renewed on January 7, 2003 for $1,113 at a rate of the Wall Street Prime minus one half percent. Payments are due monthly with the entire unpaid balance due January 7, 2007. The debt is secured by all furniture, fixtures, machinery, equipment and software of Colony Management Services, Inc. Colony Bankcorp, Inc. guarantees the debt.

The aggregate stated maturities of other borrowed money at March 31, 2006 are as follows:

Year	Amount
2006	$22,153
2007	6,019
2008	9,500
2009	—
2010 and Thereafter	37,000

$74,672

(11) Subordinated Debentures (Trust Preferred Securities)

During the first quarter of 2002, the Company formed a subsidiary whose sole purpose was to issue $9,000 in Trust Preferred Securities through a pool sponsored by FTN Financial Capital Markets. The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions. At March 31, 2006, the floating-rate securities had a 8.56 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 3.60 percent.

Part 1 (Continued)

Item 1 (Continued)

(11) Subordinated Debentures (Trust Preferred Securities) (Continued)

During the fourth quarter of 2002, the Company formed a second subsidiary whose sole purpose was to issue $5,000 in Trust Preferred Securities through a pool sponsored by FTN Financial Capital Markets. The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions. At March 31, 2006 the floating-rate securities had a 8.21 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 3.25 percent.

During the second quarter of 2004, the Company formed a third subsidiary whose sole purpose was to issue $4,500 in Trust Preferred Securities through a pool sponsored by FTN Financial Capital Markets. The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions. At March 31, 2006, the floating rate securities had a 7.60 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 2.68 percent.

The Trust Preferred Securities are recorded as subordinated debentures on the consolidated balance sheets, but subject to certain limitations, qualify as Tier 1 Capital for regulatory capital purposes. The proceeds from the offering were used to fund the cash portion of the Quitman acquisition, payoff holding company debt, and inject capital into bank subsidiaries.

On March 23, 2006, the Company entered into an agreement with SunTrust Capital Markets, Inc. to issue $5,000,000 in Trust Preferred Securities. The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions. The anticipated closing is April 13, 2006.

(12) Restricted Stock – Unearned Compensation

In 1999, the board of director of Colony Bankcorp, Inc. adopted a restricted stock grant plan which awards certain executive officers common shares of the Company. The maximum number of shares (split-adjusted) which may be subject to restricted stock awards is 64,701. During 2000 – 2006, 72,928 split-adjusted shares were issued under this plan and since the plan’s inception, 11,102 shares have been forfeited; thus, remaining shares which may be subject to restricted stock awards are 2,875 at March 31, 2006. The shares are recorded at fair market value (on the date granted) as a separate component of stockholders’ equity. The cost of these shares is being amortized against earnings using the straight-line method over three years (the restriction period.)

In April 2004, the stockholders of Colony Bankcorp, Inc. adopted a restricted stock grant plan which awards certain executive officers common shares of the Company. The maximum number of shares which may be subject to restricted stock awards (split-adjusted) is 143,500. During 2006, 6,855 shares were issued under this plan and since the plan’s inception 500 shares have been forfeited, thus remaining shares which may be subject to restricted stock awards are 137,145 at March 31, 2006. The shares are recorded at fair market value (on the date granted) as a separate component of stockholders’ equity. The cost of these shares is being amortized against earnings using the straight-line method over three years (the restriction period).

(13) Profit Sharing Plan

The Company has a profit sharing plan that covers substantially all employees who meet certain age and service requirements. It is the Company’s policy to make contributions to the plan as approved annually by the board of directors. The total provision for contributions to the plan was $558 for 2005, $479 for 2004 and $476 for 2003.

(14) Commitments and Contingencies

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

Part 1 (Continued)

Item 1 (Continued)

(14) Commitments and Contingencies (Continued)

At March 31, 2006 and December 31, 2005 the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	March 31, 2006	December 31, 2005
Loan Commitments	$109,892	$112,056
Standby Letters of Credit	3,107	2,572
Performance Letter of Credit	364	472

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

Purchase Commitments. As of March 31, 2006, the Company had an outstanding commitment of approximately $886 to construct and furnish an office in Columbus. As of March 31, 2006, the Company has paid $757 toward construction in progress.

Legal Contingencies. In the ordinary course of business, there are various legal proceedings pending against Colony and its subsidiaries. The aggregate liabilities, if any, arising from such proceedings would not, in the opinion of management, have a material adverse effect on Colony’s consolidated financial position.

(15) Deferred Compensation Plan

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

Liabilities accrued under the plans totaled $1,104 and $1,114 as of March 31, 2006 and December 31, 2005, respectively. Benefit payments under the contracts were $46 and $42 for the three month period ended March 31, 2006 and March 31, 2005, respectively. Provisions charged to operations totaled $36 and $224 for the three month period ended March 31, 2006 and March 31, 2005, respectively.

Fee income recognized with deferred compensation plans totaled $48 and $221 for three month period ended March 31, 2006 and March 31, 2005, respectively.

(16) Regulatory Capital Matters

The Company is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and, possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve

Part 1 (Continued)

Item 1 (Continued)

(16) Regulatory Capital Matters (Continued)

quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The amounts and ratios as defined in regulations are presented hereafter. Management believes, as of March 31, 2006, the Company meets all capital adequacy requirements to which it is subject under the regulatory framework for prompt corrective action. In the opinion of management, there are no conditions or events since prior notification of capital adequacy from the regulators that have changed the institution’s category.

The following table summarizes regulatory capital information as of March 31, 2006 and December 31, 2005 on a consolidated basis and for each significant subsidiary, as defined.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2006

Total Capital to Risk-Weighted Assets
Consolidated	$97,694	10.85%	$72,055	8.00%	$90,068	10.00%
Fitzgerald	16,940	10.79	12,562	8.00	15,703	10.00
Ashburn	27,809	10.92	20,381	8.00	25,476	10.00
Worth	13,680	10.63	10,295	8.00	12,868	10.00
Southeast	16,637	10.17	13,089	8.00	16,361	10.00
Quitman	11,524	11.70	7,881	8.00	9,851	10.00

Tier 1 Capital to Risk-Weighted Assets
Consolidated	$86,864	9.64%	$36,027	4.00%	$54,041	6.00%
Fitzgerald	15,014	9.56	6,281	4.00	9,422	6.00
Ashburn	24,931	9.79	10,190	4.00	15,285	6.00
Worth	12,069	9.38	5,147	4.00	7,721	6.00
Southeast	15,092	9.22	6,544	4.00	9,816	6.00
Quitman	10,342	10.50	3,940	4.00	5,911	6.00

Tier 1 Capital to Average Assets
Consolidated	$86,864	7.83%	$44,357	4.00%	$55,446	5.00%
Fitzgerald	15,014	7.98	7,527	4.00	9,409	5.00
Ashburn	24,931	7.73	12,893	4.00	16,116	5.00
Worth	12,069	7.24	6,664	4.00	8,330	5.00
Southeast	15,092	8.61	7,010	4.00	8,762	5.00
Quitman	10,342	7.65	5,407	4.00	6,760	5.00

Part 1 (Continued)

Item 1 (Continued)

(16) Regulatory Capital Matters (Continued)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005
Total Capital to Risk-Weighted Assets
Consolidated	$95,873	11.02%	$69,600	8.00%	$87,000	10.00%
Fitzgerald	16,801	11.34	11,849	8.00	14,811	10.00
Ashburn	28,183	11.07	20,363	8.00	25,454	10.00
Worth	13,718	10.48	10,475	8.00	13,094	10.00
Southeast	15,025	10.30	11,665	8.00	14,581	10.00
Quitman	11,237	12.15	7,397	8.00	9,246	10.00

Tier 1 Capital to Risk-Weighted Assets
Consolidated	$85,049	9.78%	$34,800	4.00%	$52,200	6.00%
Fitzgerald	14,998	10.12	5,924	4.00	8,887	6.00
Ashburn	24,999	9.82	10,181	4.00	15,272	6.00
Worth	12,079	9.22	5,238	4.00	7,856	6.00
Southeast	13,687	9.39	5,833	4.00	8,749	6.00
Quitman	10,164	10.99	3,698	4.00	5,548	6.00

Tier 1 Capital to Average Assets
Consolidated	$85,049	7.77%	$43,768	4.00%	$54,710	5.00%
Fitzgerald	14,988	8.03	7,463	4.00	9,329	5.00
Ashburn	24,999	7.60	13,162	4.00	16,452	5.00
Worth	12,079	7.25	6,668	4.00	8,335	5.00
Southeast	13,687	8.36	6,551	4.00	8,188	5.00
Quitman	10,164	8.06	5,044	4.00	6,305	5.00

Part 1 (Continued)

Item 1 (Continued)

(17) Financial Information of Colony Bankcorp, Inc. (Parent Only)

The parent company’s balance sheets as of March 31, 2006 and December 31, 2005 and the related statements of income and comprehensive income and cash flows are as follows:

COLONY BANKCORP, INC. (PARENT ONLY)

BALANCE SHEETS

MARCH 31, 2006 AND DECEMBER 31, 2005

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS

Cash	$232	$229
Premises and Equipment, Net	1,288	1,285
Investment in Subsidiaries, at Equity	89,485	88,376
Other	1,044	788

Totals Assets	$92,049	$90,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Dividends Payable	$557	$538
Other	293	438

	850	976

Other Borrowed Money	2,500	2,500

Subordinated Debt	19,074	19,074

Stockholders’ Equity
Common Stock, Par Value $1 a Share; Authorized 20,000,000 Shares, Issued 7,190,735 and 7,181,320 Shares as of March 31, 2006 and December 31, 2005, Respectively	7,191	7,181
Paid-In Capital	24,215	24,000
Retained Earnings	40,353	38,602
Restricted Stock - Unearned Compensation	(488)	(302)
Accumulated Other Comprehensive Loss, Net of Tax	(1,646)	(1,353)

	69,625	68,128

Total Liabilities and Stockholders’ Equity	$92,049	$90,678

Part 1 (Continued)

Item 1 (Continued)

(17) Financial Information of Colony Bankcorp, Inc. (Parent Only) (Continued)

COLONY BANKCORP, INC. (PARENT ONLY)

STATEMENT OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND MARCH 31, 2005

(UNAUDITED)

	MARCH 31, 2006	MARCH 31, 2005
Income
Dividends from Subsidiaries	$2,511	$1,064
Other	25	18

	2,536	1,082

Expenses
Interest	420	280
Salaries and Employee Benefits	265	265
Other	185	193

	870	738

Income Before Taxes and Equity in Undistributed Earnings of Subsidiaries	1,666	344
Income Tax (Benefits)	(241)	(236)

Income Before Taxes and Equity in Undistributed Earnings of Subsidiaries	1,907	580
Equity in Undistributed Earnings of Subsidiaries	402	1,594

Net Income	2,309	2,174

Other Comprehensive Income, Net of Tax
Losses on Securities Arising During Year	(293)	(717)
Reclassification Adjustment	0	0

Unrealized Losses in Securities	(293)	(717)

Comprehensive Income	$2,016	$1,457

Part 1 (Continued)

Item 1 (Continued)

(17) Financial Information of Colony Bankcorp, Inc. (Parent Only) (Continued)

COLONY BANKCORP, INC. (PARENT ONLY)

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND MARCH 31, 2005

(UNAUDITED)

	2006	2005
Cash Flows from Operating Activities
Net Income	$2,309	$2,174
Adjustments to Reconcile Net Income to Net Cash Provided from Operating Activities
Depreciation and Amortization	58	67
Equity in Undistributed Earnings of Subsidiary	(402)	(1,594)
Other	(400)	(272)

	1,565	375

Cash Flows from Investing Activities
Capital Infusion in Subsidiary	(1,000)	0
Purchases of Premises and Equipment	(23)	(3)

	(1,023)	(3)

Cash Flows from Financing Activities
Dividends Paid	(539)	(473)

Increase in Cash	3	(101)

Cash, Beginning	229	163

Cash, Ending	$232	$62

Part 1 (Continued)

Item 1 (Continued)

(18) Earnings Per Share

SFAS No. 128 establishes standards for computing and presenting basic and diluted earnings per share. Basic earnings per share is calculated and presented based on income available to common stockholders divided by the weighted average number of shares outstanding during the reporting periods. Diluted earnings per share reflects the potential dilution of restricted stock. The following presents earnings per share for the three months ended March 31, 2006 and 2005, respectively, under the requirements of Statement 128:

		Common
	Income	Shares
	Numerator	Denominator	EPS
March 31, 2006

Basic EPS
Income Available to Common Stockholders	$2,309	7,170	$0.32

Dilutive Effect of Potential Common Stock
Restricted Stock		3

Diluted EPS
Income Available to Common Stockholders After Assumed Conversions of Dilutive Securities	$2,309	7,173	$0.32

March 31, 2005

Basic EPS
Income Available to Common Stockholders	$2,174	7,144	$0.30

Dilutive Effect of Potential Common Stock
Restricted Stock		21

Diluted EPS
Income Available to Common Stockholders After Assumed Conversions of Dilutive Securities	$2,174	7,165	$0.30

Part 1 (Continued)

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors that Could Affect Future Results

Certain statements contained in this Quarterly Report that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act), notwithstanding that such statements are not specifically identified. In addition, certain statements may be contained in the Company’s future filings with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of Colony Bankcorp, Inc. or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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

Part 1 (Continued)

Item 2 (Continued)

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

The Company

Colony Bankcorp, Inc. (Colony) is a bank holding company headquartered in Fitzgerald, Georgia that provides, through its wholly owned subsidiaries (collectively referred to as the Company), a broad array of products and services throughout 18 Georgia markets. The Company offers commercial, consumer and mortgage banking services.

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

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of March 31, 2006 and 2005, and results of operations for each of three months in the periods ended March 31, 2006 and 2005. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

Part 1 (Continued)

Item 2 (Continued)

Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 34 percent federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.

Dollar amounts in tables are stated in thousands, except for per share amounts.

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets. Net income totaled $2.309 million, or $0.32 diluted per common share, in three months ended March 31, 2006 compared to $2.174 million, or $0.30 diluted per common share, in three months ended March 31, 2005.

Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

	2006	2005
Taxable-equivalent net interest income	$9,989	$8,905
Taxable-equivalent adjustment	56	53

Net interest income	9,933	8,852
Provision for possible loan losses	922	808
Noninterest income	1,608	1,602
Noninterest expense	7,087	6,284

Income before income taxes	3,532	3,362
Income Taxes	1,223	1,188

Net income	$2,309	$2,174

Basic per common share:
Net income	$0.32	$0.30
Diluted per common share:
Net income	$0.32	$0.30
Return on average assets:
Net income	0.83%	0.87%
Return on average equity:
Net income	13.39%	13.92%

Income from operations for three months ended March 31, 2006 increased $0.135 million, or 6.21 percent, compared to the same period in 2005. The increase was primarily the result of a $1.08 million increase in net interest income. This was offset by a $0.80 million increase in noninterest expense, a $0.035 million increase in income tax expense and a $0.11 million increase in provision for loan losses.

Details of the changes in the various components of net income are further discussed below.

Part 1 (Continued)

Item 2 (Continued)

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 49.15 percent of total revenue for three months ended March 31, 2006 and 55.98 percent for the same period a year ago.

Net interest margin is the taxable-equivalent net interest income as a percentage of average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Company’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, began 2001 at 9.50 percent and decreased 475 basis points during 2001 to end the year at 4.75 percent. During 2002, the prime rate decreased 50 basis points to end the year at 4.25 percent. During 2003, the prime rate decreased 25 basis points to end the year at 4.00 percent. During 2004, the prime rate increased 125 basis points to end the year at 5.25 percent and during 2005, the prime rate increased 200 basis points to end the year at 7.25 percent. During first quarter 2006, the prime rate increased 50 basis points to end the quarter at 7.75 percent. The federal funds rate moved similar to prime rate with interest rates of 1.75 percent, 1.25 percent , 1.00 percent, 2.25 percent and 4.25 percent, respectively, as of year-end 2001, 2002, 2003, 2004 and 2005. During first quarter 2006, the federal funds rate increased 50 basis points to end the quarter at 4.75 percent. It is anticipated that future interest rate hikes will occur during the balance of 2006.

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

Part 1 (Continued)

Item 2 (Continued)

Rate/Volume Analysis

The rate/volume analysis presented hereafter illustrates the change from March 31, 2005 to March 31, 2006 for each component of the taxable equivalent net interest income separated into the amount generated through volume changes and the amount generated by changes in the yields/rates.

	Changes from March 31, 2005 to March 31, 2006 (1)
($ in thousands)	Volume	Rate	Total
Interest Income
Loans, Net-taxable	$1,482	$2,291	$3,773

Investment Securities
Taxable	117	205	322
Tax-exempt	8	18	26

Total Investment Securities	125	223	348

Interest-Bearing Deposits in other Banks	(7)	8	1

Funds Sold	22	222	244

Other Interest - Earning Assets	5	20	25

Total Interest Income	1,627	2,764	4,391

Interest Expense
Interest-Bearing Demand and Savings Deposits	37	360	397
Time Deposits	507	2,126	2,633

Other Interest-Bearing Liabilities Funds Purchased and Securities
Under Agreement to Repurchase	5	4	9
Subordinated Debentures	0	97	97
Other Debt	102	69	171

Total Interest Expense	651	2,656	3,307

Net Interest Income	$976	$108	$1,084

(1)	Changes in net interest income for the periods, based on either changes in average balances or changes in average rates for interest-earning assets and interest-bearing liabilities, are shown on this table. During each year. there are numerous and simultaneous balance and rate changes; therefore, it is not possible to precisely allocate the changes between balances and rates. For the purpose of this table, changes that are not exclusively due to balance changes or rate changes have been attributed to rates.

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

Part 1 (Continued)

Item 2 (Continued)

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

The Company maintains about 42 percent of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years. The liabilities to fund assets are primarily in short term certificate of deposits that mature within one year. This balance sheet composition has allowed the Company to be relatively constant with its net interest margin the past several years, though the unprecedented 475 basis point decrease by U.S. Federal Reserve in 2001, 50 basis point decrease in 2002 and 25 basis point decrease in 2003 resulted in significant net interest margin pressure. During 2004 and 2005, interest rates increased 125 basis points and 200 basis points respectively, while another 50 basis point increase occurred during first quarter 2006. These increases have resulted in stable net interest margins. Net interest margin increased to 3.80 percent for three months ended March 31, 2006 compared to 3.77 percent for the same period a year ago. We anticipate slight improvement or a flat margin for the balance of 2006 given the Federal Reserve’s present increased interest rate forecast for the balance of 2006.

Taxable-equivalent net interest income for three months ended March 31, 2006 increased $1.084 million, or 12.17 percent compared to the same period a year ago. The significant fluctuation between the comparable periods resulted from the positive impact of growth in the average volume of earning assets that was partially offset by the negative impact of increasing average interest rates. The average volume of earning assets during three months ended March 31, 2006 increased almost $107 million compared to the same period a year ago while over the same period the net interest margin increased by 3 basis points from 3.77 percent to 3.80 percent. Growth in average earning assets during 2006 and 2005 was primarily in loans. The increase in the net interest margin in 2006 was primarily the result of the general increase in market interest rates.

The average volume of loans increased $89.4 million in three months ended March 31, 2006 compared to the same period a year ago. The average yield on loans increased 105 basis points in three months ended March 31, 2006 compared to the same period a year ago. Funding for this growth was primarily provided by deposit growth. The average volume of deposits increased $95.3 million in three months ended March 31, 2006 compared to the same period a year ago. Interest-bearing deposits made up 92.3 percent of the growth in average deposits in three months ended March 31, 2006. Accordingly, the ratio of average interest-bearing deposits to total average deposits was 92 percent in three months ended March 31, 2006 compared to 92 percent in the same period a year ago. This deposit mix, combined with a general increase in market rates, had the effect of (i) increasing the average cost of total deposits by 107 basis points in three months ended March 31, 2006 compared to the same period a year ago and, (ii) mitigating a portion of the impact of increasing yields on earning assets on the Company’s net interest income.

The Company’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.48 percent in three months ended March 31, 2006 compared to 3.55 percent in the same period a year ago. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $0.922 million in three months ended March 31, 2006 compared to $0.808 million in the same period a year ago. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Part 1 (Continued)

Item 2 (Continued)

NonInterest Income

The components of noninterest income were as follows:

	Three Months Ended March 31
	2006	2005
Service Charges on Deposit Accounts	$1,032	$930
Other Charges, Commissions and Fees	215	184
Other	238	381
Mortgage Fee Income	123	107

Total	$1,608	$1,602

Total noninterest income for three months ended March 31, 2006 increased $6 thousand, or 0.37 percent compared to the same period a year ago. Growth in noninterest income over the comparable periods was primarily in service charge income while other income decreased during the comparable periods. Changes in these items and the other components of noninterest income are discussed in more detail below.

Service Charges on Deposit Accounts. Service charges on deposit accounts for three months ended March 31, 2006 increased $102 thousand, or 10.97 percent, compared to the same period a year ago. The increase was primarily due to an increase in overdraft fees, which were mostly related to consumer and commercial accounts.

Mortgage Fee Income. Mortgage fee income for three months ended March 31, 2006 increased $16 thousand, or 14.95 percent, compared to the same period a year ago. The company anticipates mortgage fee income to continue to show a slight increase over the previous year due to the Company’s focus on generating mortgage fee income.

All Other Noninterest Income. Other charges, commissions and fees and other income for three months ended March 31, 2006 decreased $112 thousand, or 19.82 percent, compared to the same period a year ago. ATM fees increased $27 thousand over the comparable year ago period, deferred compensation revenue decreased $173 thousand from the same year ago period and premiums on SBA loans increased $75 thousand compared to the same year ago period to account for the significant changes. A one-time fee of $163 thousand was recognized in first quarter 2005 in connection with the deferred compensation plan and demutualization of the insurance companies used to fund the plan.

Noninterest Expense

The components of noninterest expense were as follows:

	Three Months Ended March 31,
	2006	2005
Salaries and employee benefits	$4,079	$3,322
Occupancy and Equipment	985	900
Other	2,023	2,062

Total	$7,087	$6,284

Total noninterest expense for three months ended March 31, 2006 increased $803 thousand, or 12.78 percent, compared to the same period a year ago. Growth in noninterest expense in three months ended March 31, 2006 was primarily in salaries, employee benefits, occupancy and equipment expense. These items and the changes in the various components of noninterest expense are discussed in more detail below.

Part 1 (Continued)

Item 2 (Continued)

Salaries and Employee Benefits. Salaries and employee benefits expense for three months ended March 31, 2006 increased $757 thousand, or 22.79 percent, compared to the same period a year ago. The increase is primarily related to increases in headcount and merit increases as a result of new offices with the Company’s denovo branch expansions. The Company opened one new office in 2006 and opened two new offices during the last half of 2005.

Occupancy and Equipment. Net occupancy expense for three months ended March 31, 2006 increased $85 thousand, or 9.44 percent, compared to the same period a year ago. The company experienced increased net occupancy and equipment expense for the three months ended March 31, 2006 resulting from new offices opened during 2006 and the last half of 2005. The impact of new offices and additional leasing of office space resulted in higher building maintenance, insurance, and utilities costs, higher depreciation on building and equipment and higher lease expense.

All Other Non-Interest Expense. All other non-interest expense for three months ended March 31, 2006 decreased $39 thousand, or 1.89 percent, compared to the same period a year ago. The decrease is primarily due to deferred compensation expense decreasing $188 thousand from the same period a year ago. Increases from the same year ago period to offset the deferred compensation decrease include legal and professional fees increasing $31 thousand, director fees increasing $22 thousand, advertising expenses increasing $30 thousand, office supply expenses increasing $19 thousand and bank travel expenses increasing $20 thousand. During first quarter 2005, a one-time fee of $163 thousand was expensed to increase our deferred compensation reserve account.

Sources and Uses of Funds

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the assets in which those funds are invested as a percentage of the Company’s average total assets for the period indicated. Average assets totaled $1,112 million in three months ended March 31, 2006 compared to $997 million in three months ended March 31, 2005.

	Three Months Ended March 31,
	2006		2005
Source of Funds:
Deposits:
Noninterest –Bearing	$75,601	6.80%	$68,259	6.85%
Interest-Bearing	869,279	78.18	781,278	78.34
Federal Funds Purchased	870	0.08	39	0.00
Long-term Debt and Other Borrowings	91,020	8.19	80,504	8.07
Other Noninterest-Bearing Liabilities	6,097	0.55	4,782	0.48
Equity Capital	68,960	6.20	62,462	6.26

Total	$1,111,827	100.00%	$997,324	100.00%

Uses of Funds:
Loans	$862,756	77.60%	$774,119	77.62%
Securities	128,042	11.52	113,503	11.38
Federal Funds Sold	43,360	3.90	39,705	3.98
Interest-Bearing Deposits in Other Banks	1,757	0.16	2,961	0.30
Other Interest-Earning Assets	5,121	0.46	4,488	0.45
Other Noninterest-Earning Assets	70,791	6.36	62,548	6.27

Total	$1,111,827	100.00%	$997,324	100.00%

Deposits continue to be the Company’s primary source of funding. Over the comparable periods, the relative mix of deposits continues to be high in interest-bearing deposits. Interest-bearing deposits totaled 92.00 percent of total average deposits in three months ended March 31, 2006 compared to 91.97 percent in the same period a year ago.

The Company primarily invests funds in loans and securities. Loans continue to be the largest component of the Company’s mix of invested assets. Loan demand continues to be strong as total loans were $893 million at March 31, 2006, up 3.96 percent, compared to loans of $859 million at December 31, 2005. See additional discussion regarding the Company’s loan portfolio in the section captioned “Loans” included elsewhere in this discussion. The majority of funds provided by deposit growth have been invested in loans.

Part 1 (Continued)

Item 2 (Continued)

Loans

The following table presents the composition of the Company’s loan portfolio as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Commercial, Financial and Agricultural	$60,902	$48,849
Real Estate
Construction	171,825	152,944
Mortgage, Farmland	40,452	37,152
Mortgage, Other	529,228	529,599
Consumer	73,950	73,473
Other	16,743	17,100

	893,100	859,117
Unearned Interest and Fees	(443)	(302)
Allowance for Loan Losses	(10,760)	(10,762)

Loans	$881,897	$848,053

The following table presents total loans as of March 31, 2006 according to maturity distribution and/or repricing opportunity on adjustable rate loans:

Maturity and Repricing Opportunity	($ in Thousands)
One Year or Less	$563,410
After One Year through Three Years	255,005
After Three Years through Five Years	62,337
Over Five Years	12,348

$893,100

Overview. Loans totaled $893 million at March 31, 2006, up 3.96 percent from December 31, 2005 loans of $859 million. The majority of the Company’s loan portfolio is comprised of the real estate loans-other, real estate construction and installment loans to individuals. Real estate-other, which is primarily 1-4 family residential properties and nonfarm nonresidential properties, made up 59.26 percent and 61.64 percent of total loans, real estate construction made up 19.24 percent and 17.80 percent, while installment loans to individuals made up 8.28 percent and 8.55 percent of total loans at March 31, 2006 and December 31, 2005, respectively. Real estate loans-other include both commercial and consumer balances.

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

Part 1 (Continued)

Item 2 (Continued)

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

Commercial, Financial and Agricultural. Commercial, financial and agricultural loans at March 31, 2006 increased 24.67 percent from December 31, 2005 to $60.9 million. The Company’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Company’s loan policy guidelines.

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

	March 31, 2006			December 31, 2005
		Period End Balances			Period End Balances
	Number of Relationships	Committed	Outstanding	Number of Relationships	Committed	Outstanding
Large Credit Relationships:
$10 million and greater	1	$13,334	$11,676	2	$24,854	$19,744
$5 million to $9.9 million	10	$60,411	$50,129	8	$45,645	$39,373

Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table presents the maturity distribution of the Company’s loans at March 31, 2006. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate.

	Due in One Year or Less	After One, but Within Three Years	After Three, but Within Five Years	After Five Years	Total
Loans with fixed interest rates	$198,844	$247,560	$61,502	$12,348	$520,254
Loans with floating interest rates	364,566	7,445	835	0	372,846

Total	$563,410	$255,005	$62,337	$12,348	$893,100

Part 1 (Continued)

Item 2 (Continued)

The Company may renew loans at maturity when requested by a customer whose financial strength appears to support such renewal or when such renewal appears to be in the Company’s best interest. In such instances, the Company generally requires payment of accrued interest and may adjust the rate of interest, require a principal reduction or modify other terms of the loan at the time of renewal.

Non-Performing Assets and Potential Problem Loans

Non-performing assets and accruing past due loans as of March 31, 2006 and December 31, 2005 were as follows:

	March 31, 2006	December 31, 2005
Loans accounted for on nonaccrual	$8,800	$8,579
Loans past due 90 days or more	14	14
Other real estate foreclosed	2,131	2,170

Total non-performing assets	$10,945	$10,763

Non-performing assets as a percentage of:
Total loans and foreclosed assets	1.22%	1.25%
Total assets	0.96%	0.97%
Accruing past due loans:
30-89 days past due	$7,912	$6,829
90 or more days past due	14	14

Total accruing past due loans	$7,926	$6,843

Non-performing assets include non-accrual loans, loans past due 90 days or more, restructured loans and foreclosed real estate. Non-performing assets at March 31, 2006 increased 1.69 percent from December 31, 2005.

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

Allowance for Loan Losses

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio.

The allowance for loan losses includes allowance allocations calculated in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS 118, and allowance allocations determined in accordance with SFAS No. 5, Accounting for Contingencies. The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the

Part 1 (Continued)

Item 2 (Continued)

Company’s control, including the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications. The company’s allowance for loan losses consists of specific valuation allowances established for probable losses on specific loans and historical valuation allowances for other loans with similar risk characteristics.

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

	March 31, 2006		December 31, 2005
	Reserve	%*	Reserve	%*
Commercial, Financial and Agricultural	$3,228	7%	$3,229	6%
Real Estate – Construction	646	19%	646	18%
Real Estate – Farmland	538	5%	538	4%
Real Estate – Other	3,497	59%	3,498	62%
Loans to Individuals	2,152	8%	2,152	8%
All other Loans	699	2%	699	2%

Total	$10,760	100%	$10,762	100%

*	Loan balance in each category expressed as a percentage of total end of period loans.

Activity in the allowance for loan losses is presented in the following table. There were no charge-offs or recoveries related to foreign loans during any of the periods presented.

Part 1 (Continued)

Item 2 (Continued)

The following table presents an analysis of the Company’s loan loss experience for the periods indicated.

($ in thousands)	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Allowance for Loan Losses at Beginning of Quarter	$10,762	$10,012

Charge-Off
Commercial, Financial and Agricultural	550	60
Real Estate	321	206
Consumer	54	342
All Other	139	79

	1,064	687

Recoveries
Commercial, Financial and Agricultural	99	6
Real Estate	12	11
Consumer	22	12
All Other	7	9

	140	38

Net Charge-Offs	924	649

Provision for Loan Losses	922	808

Allowance for Loan Losses at End of Quarter	$10,760	$10,171

Ratio of Net Charge-Offs to Average Loans	0.11%	0.08%

The allowance for loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The provision for loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for loan losses increased $114 thousand from $808 thousand in three months ended March 31, 2005 to $922 thousand in three months ended March 31, 2006. Provisions increased during first quarter 2006 primarily due to our loan outstanding increase from a year ago.

Net charge-offs in three months ended March 31, 2006 increased $275 thousand compared to the same period a year ago. The general increase in net charge-offs during the comparable periods is reflective of more stringent credit standards. In addition, one large commercial loan accounted for approximately 44 percent of the gross charge-offs during first quarter 2006.

Management believes the level of the allowance for loan losses was adequate as of March 31, 2006. Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

Part 1 (Continued)

Item 2 (Continued)

Investment Portfolio

The following table presents carrying values of investment securities held by the Company as of March 31, 2006 and December 31, 2005.

($ in thousands)	March 31, 2006	December 31, 2005
U.S. Government Agencies	$39,313	$38,446
State, County and Municipal	9,053	9,270
Corporate Obligations	3,009	3,023
Marketable Equity Securities	319	300

Investment Securities	51,694	51,039
Mortgage Backed Securities	72,608	73,287

Total Investment Securities and
Mortgage Backed Securities	$124,302	$124,326

The following table represents maturities and weighted-average yields of investment securities held by the Company as of March 31, 2006. (Mortgage backed securities are based on the average life at the projected speed, while Agencies and State and Political subdivisions reflect anticipated calls being exercised.)

	Within 1 Year		After 1 Year But Within 5 Years		After 5 Years But Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government Agencies	$100	4.33%	$38,247	4.17%	$966	5.44%	$—	—%
Mortgage Backed Securities	4,292	2.96	65,702	4.10	2,614	4.25	—	—

State, County and Municipal	2,699	3.79	4,147	4.58	2,207	6.71	—	—
Corporate Obligations	1,009	2.96	2,000	5.54	—	—	—	—
Marketable Equity Securities	—	—	—	—	—	—	319	1.01

Total Investment Portfolio	$8,100	3.25%	$110,096	4.17%	$5,787	5.39%	$319	1.01%

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

At March 31, 2006, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10 percent of the Company’s shareholders’ equity.

The average yield of the securities portfolio was 4.14 percent in three months ended March 31, 2006 compared to 3.44 percent in the same period a year ago. The increase in the average yield over the comparable periods primarily resulted from reduced amortization on mortgage backed securities and the higher interest rate environment.

Part 1 (Continued)

Item 2 (Continued)

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the three months period ended March 31, 2006 and March 31, 2005.

	March 31, 2006		March 31, 2005
($ in thousands)	Average Amount	Average Rate	Average Amount	Average Rate
Noninterest-Bearing Demand Deposits	$75,601		$68,259
Interest-Bearing Demand and Savings Deposits	216,988	1.81%	204,122	1.14%
Time Deposits	652,291	4.01%	577,156	2.70%

Total Deposits	$944,880	3.18%	$849,537	2.11%

The following table presents the maturities of the Company’s time deposits as of March 31, 2006.

($ in thousands)	Time Deposits $100,000 or Greater	Time Deposits Less Than $100,000	Total
Months to Maturity
3 or Less	$73,150	$91,946	$165,096
Over 3 through 12 Months	184,720	217,036	401,756
Over 12 Months through 36 Months	49,279	38,824	88,103
Over 36 Months	13,088	13,229	26,317

	$320,237	$361,035	$681,272

Average deposits increased $95.3 million to $944.9 million at March 31, 2006 from $849.5 million at March 31, 2005. The increase included $7.3 million, or 7.66 percent, related to noninterest-bearing deposits. Accordingly the ratio of average noninterest-bearing deposits to total average deposits was 8.00 percent for three months ended March 31, 2006 compared to 8.03 percent for three months ended March 31, 2005. The general increase in market rates, had the effect of (i) increasing the average cost of total deposits by 107 basis points in three months ended March 31, 2006 compared to the same period a year ago; and (ii) mitigating a portion of the impact of increasing yields on earning assets on the Company’s net interest income.

Total average interest-bearing deposits increased $88 million, or 11.26 percent in three months ended March 31, 2006 compared to the same period a year ago. The growth in average deposits at March 31, 2006 compared to March 31, 2005 was primarily in money market deposit accounts and savings and interest-on-checking accounts and other time accounts. With the current interest rate environment, it appears that many customers are more inclined to invest their funds for extended periods and are choosing to maintain such funds in time accounts.

Off-Balance-Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of March 31, 2006. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

Part 1 (Continued)

Item 2 (Continued)

	Payments Due by Period
	1 Year or Less	More than 1 Year but Less Than 3 Years	3 Years or More but Less Than 5 Years	5 Years or More	Total
Contractual obligations:
Subordinated debentures	$—	$—	$—	$19,074	$19,074
Other borrowed money	2,653	19	—	—	2,672
Federal Home Loan Bank advances	19,500	15,500	1,000	36,000	72,000
Operating leases	113	162	93	135	503
Deposits with stated maturity dates	566,852	88,103	26,159	158	681,272

	589,118	103,784	27,252	55,367	775,521
Other commitments:
Loan commitments	109,892	—	—	—	109,892
Standby letters of credit	3,107	—	—	—	3,107
Performance letters of credit	364	—	—	—	364
Construction Contracts	129	—	—	—	129

	113,492	—	—	—	113,492

Total contractual obligations and Other commitments	$702,610	$103,784	$27,252	$55,367	$889,013

In the ordinary course of business, the Company enters into off-balance sheet financial instruments which are not reflected in the consolidated financial statements. These instruments include commitments to extend credit, standby letters of credit, performance letters of credit, guarantees and liability for assets held in trust. Such financial instruments are recorded in the financial statements when funds are disbursed or the instruments become payable. The Company uses the same credit policies for these off-balance sheet financial instruments as they do for instruments that are recorded in the consolidated financial statements.

Loan Commitments. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for possible loan losses. Loan commitments outstanding at March 31, 2006 are included in the table above.

Standby and Performance Letters of Credit. Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. The Company’s policies generally require that standby and performance letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby and performance letters of credit outstanding at March 31, 2006 are included in the table above.

Capital and Liquidity

At March 31, 2006, stockholders’ equity totaled $69.6 million compared to $68.1 million at December 31, 2005. In addition to net income of $2.31 million, other significant changes in stockholders’ equity during three months ended March 31, 2005 included $0.56 million of dividends paid and an increase of $0.04 million resulting from the amortization of the stock grant plan. The accumulated other comprehensive income (loss) component of stockholders’ equity totaled ($1,646) thousand at March 31, 2006 compared to ($1,353) thousand at December 31, 2005. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale. Under regulatory requirements, the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. Tier 1 capital consists of common stock and qualifying preferred stockholders’ equity less goodwill. Tier 2 capital consists of certain convertible, subordinated and other qualifying debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets. The Company has no Tier 2 capital other than the allowance for loan losses and gain on marketable equity securities.

Part 1 (Continued)

Item 2 (Continued)

Using the capital requirements presently in effect, the Tier 1 ratio as of March 31, 2006 was 9.64 percent and total Tier 1 and 2 risk-based capital was 10.85 percent. Both of these measures compare favorably with the regulatory minimum of 4 percent for Tier 1 and 8 percent for total risk-based capital. The Company’s Tier 1 leverage ratio as of March 31, 2006 was 7.83 percent, which exceeds the required ratio standard of 4 percent.

For three months ended March 31, 2006, average capital was $69 million, representing 6.20 percent of average assets for the year. This compares to 6.26 percent for three months ended March 31, 2005 and 6.30 percent for calendar year 2005.

The Company paid quarterly dividends of $0.0775 per common share during the first quarter of 2006, and a quarterly dividend of $0.068 per common share during the first quarter of 2005, respectively. This equates to a dividend payout ratio of 24.22 percent for first quarter 2006 compared to 22.67 percent for the same period a year ago.

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

The investment portfolio provides a ready means to raise cash without loss if liquidity needs arise. As of March 31 2006, the Company held $124.3 million in bonds (excluding FHLB stock), at current market value in the available for sale portfolio. At December 31, 2005, the available for sale bond portfolio totaled $124.3 million. Only marketable investment grade bonds are purchased. Although most of the banks’ bond portfolios are encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for a sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it primarily determines the Company’s liquidity posture. Colony had ratios of loans to deposits of 91.6 percent as of March 31, 2006 and 90.9 percent at December 31, 2005. Management employs alternative funding sources when deposit balances will not meet loan demands. The ratios of loans to all funding sources (excluding Subordinated Debentures) at March 31, 2006 and December 31, 2005 were 85.3 percent and 84.9 percent, respectively. Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources. The stability of the banks’ core deposit base is an important factor in Colony’s liquidity position. A heavy percentage of the deposit base is comprised of accounts of individuals and small business with comprehensive banking relationships and limited volatility. At March 31, 2006 and December 31, 2005, the banks had $320.2 million and $283.6 million in certificates of deposit of $100,000 or more. These larger deposits represented 32.85 percent and 30.03 percent of respective total deposits. Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed. Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

Local market deposit sources proved insufficient to fund the strong loan growth trends at Colony over the past several years. The Company supplemented deposit sources with brokered deposits. As of March 31, 2006, the Company had $75.3 million, or 7.73 percent of total deposits, in brokered certificates of deposit attracted by external third parties. Additionally, the banks use external wholesale or Internet services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed.

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

Part 1 (Continued)

Item 2 (Continued)

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

Part 1 (Continued)

Item 2 (Continued)

Return on Assets and Stockholders’ Equity

The following table presents selected financial ratios for each of the periods indicated.

	Three Months Ended March 31
	2006	2005
Return on Assets	0.83%	0.87%
Return on Equity	13.39%	13.92%
Dividend Payout	24.22%	22.67%
Avg. Equity to Avg. Assets	6.08%	6.30%
Dividends Declared	$0.0775	$0.068

Future Outlook

Colony is an emerging company in an industry filled with nonregulated competitors and a rapid pace of consolidation. The year brings with it new opportunities for growth in our existing markets, as well as opportunities to expand into new markets through acquisitions and denovo branching. The Company completed construction of its main office in Valdosta/Lowndes County that opened during second quarter 2005. The Company completed renovation of its Savannah office during third quarter 2005 and opened its first full-service branch in the Savannah/Chatham County market. The Company awarded the bid on its first full-service branch in Columbus/Muscogee County that should be completed in second quarter 2006. The Company completed construction on a second office in Warner Robins that was opened during first quarter 2006. Entry into the MSA markets – Savannah, Columbus, Warner Robins, and Valdosta – will require multi-branch offices and the company is presently looking for available real estate to purchase in those markets.

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

On April 2, 1998, the Company was listed on Nasdaq National Market. The Company’s common stock trades on the Nasdaq Stock Market under the symbol “CBAN”. The Company presently has approximately 2,188 shareholders as of March 31, 2006 “The Nasdaq Stock Market” or “Nasdaq” is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting and order execution systems. This market also provides specialized automation services for screen-based negotiations of transactions, on-line comparison of transactions, and a range of informational services tailored to the needs of the securities industry, investors and issuers. The Nasdaq Stock Market is operated by The Nasdaq Stock Market, Inc., a wholly-owned subsidiary of the National Association of Securities Dealers, Inc.

Part 1 (Continued)

Item 3

Quantitative and Qualitative Disclosures About Market Risk

AVERAGE BALANCE SHEETS

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
($ in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Interest and fees
Taxable (1)	$873,891	$16,776	7.68%	$784,454	$13,003	6.63%

Investment Securities
Taxable	121,056	1,228	4.06%	107,214	906	3.38%
Tax-Exempt (2)	6,986	96	5.50%	6,289	70	4.45%

Total Investment Securities	128,042	1,324	4.14%	113,503	976	3.44%

Interest-Bearing Deposits in Other Banks	1,757	18	4.10%	2,961	17	2.30%

Federal Funds Sold	43,360	479	4.42%	39,705	235	2.37%

Interest-Bearing Other Assets	5,121	59	4.61%	4,488	34	3.03%

Total Interest-Earning Assets	1,052,171	$18,656	7.09%	945,111	$14,265	6.04%

Non-interest-Earning Assets
Cash and Cash Equivalents	22,100			20,929
Allowance for Loan Losses	(11,135)			(10,335)
Other Assets	48,691			41,619

Total Noninterest-Earning Assets	59,656			52,213

Total Assets	$1,111,827			$997,324

Liabilities and Stockholders’ Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$216,988	$980	1.81%	$204,122	$583	1.14%
Other Time	652,291	6,534	4.01%	577,156	3,901	2.70%

Total Interest-Bearing Deposits	869,279	7,514	3.46%	781,278	4,484	2.30%

Other Interest-Bearing Liabilities
Other Borrowed Money	71,946	767	4.26%	61,430	596	3.88%
Subordinated Debentures	19,074	377	7.91%	19,074	280	5.87%
Federal Funds Purchased and Securities Sold Under Agreement to Repurchase	870	9	4.14%	39	0	0.00%

Total Other Interest-Bearing Liabilities	91,890	1,153	5.02%	80,543	876	4.35%

Total Interest-Bearing Liabilities	961,169	$8,667	3.61%	861,821	$5,360	2.49%

Noninterest-Bearing Liabilities and Stockholders’ Equity
Demand Deposits	75,601			68,259
Other Liabilities	6,097			4,782
Stockholders’ Equity	68,960			62,462

Total Noninterest-Bearing Liabilities and Stockholders’ Equity	150,658			135,503

Total Liabilities and Stockholders’ Equity	$1,111,827			$997,324

Interest Rate Spread			3.48%			3.55%

Net Interest Income		$9,989			$8,905

Net Interest Margin			3.80%			3.77%

(1)	The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable equivalent adjustments totaling $23 and $29 for three month periods ended March 31, 2006 and 2005, respectively, are included in tax-exempt interest on loans.
(2)	Taxable-equivalent adjustments totaling $33 and $24 for three month periods ended March 31, 2006 and 2005, respectively, are included in tax-exempt interest on investment securities. The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

Part 1 (Continued)

Item 3 (Continued)

Colony Bankcorp, Inc. and Subsidiary

Interest Rate Sensitivity

The following table is an analysis of the Company’s interest rate-sensitivity position at March 31, 2006. The interest-bearing rate-sensitivity gap, which is the difference between interest-earning assets and interest-bearing liabilities by repricing period, is based upon maturity or first repricing opportunity, along with a cumulative interest rate-sensitivity gap. It is important to note that the table indicates a position at a specific point in time and may not be reflective of positions at other times during the year or in subsequent periods. Major changes in the gap position can be, and are, made promptly as market outlooks change.

	Assets and Liabilities Repricing Within
($ in Thousands)	3 Months or Less	4 to 12 Months	1 Year	1 to 5 Years	Over 5 Years	Total

EARNING ASSETS:
Interest-bearing Deposits	$3,631	$0	$3,631	$0	$0	$3,631
Federal Funds Sold	54,104	0	54,104	0	0	54,104
Investment Securities	15,149	1,685	16,834	98,648	8,820	124,302
Loans, Net of Unearned Income	394,754	168,213	562,967	317,342	12,348	892,657
Other Interest-bearing Assets	5,469	0	5,469	0	0	5,469

Total Interest-earning assets	473,107	169,898	643,005	415,990	21,168	1,080,163

INTEREST-BEARING LIABILITIES:
Interest-bearing Demand Deposits (1)	181,882	0	181,882	0	0	181,882
Savings (1)	37,973	0	37,973	0	0	37,973
Time Deposits	165,096	401,756	566,852	114,262	158	681,272
Other Borrowings (2)	27,172	0	27,172	11,500	36,000	74,672
Subordinated Debentures	19,074	0	19,074	0	0	19,074

Total Interest-bearing liabilities	431,197	401,756	832,953	125,762	36,158	994,873

Interest rate-sensitivity gap	41,910	(231,858)	(189,948)	290,228	(14,990)	85,290

Cumulative interest-sensitivity gap	41,910	(189,948)	(189,948)	100,280	85,290

Interest rate-sensivitiy gap as a percentage of interest-earning assets	3.88%	(21.47)%	(17.59)%	26.87%	(1.39)%

Cumulative interest rate-sensitivity as as a percentage of interest-earning assets	3.88%	(17.59)%	(17.59)%	9.28%	7.90%

(1)	Interest-bearing Demand and Savings Accounts for repricing purposes are considered to reprice within 3 months or less.
(2)	Short-term borrowings for repricing purposes are considered to reprice within 3 months or less.

The foregoing table indicates that we had a one year negative gap of ($190) million, or (17.59) percent of total assets at March 31, 2006. In theory, this would indicate that at March 31, 2006, $190 million more in liabilities than assets would reprice if there were a change in interest rates over the next 365 days. Thus, if interest rates were to increase, the gap would indicate a resulting decrease in net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net

Part 1 (Continued)

Item 3 (Continued)

interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and our supporting liability can vary significantly while the timing of repricing of both the assets and our supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposits.

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

Part I (Continued)

Item 4

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Principal Financial and Accounting Officer of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that the disclosure controls and procedures are effective.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None

ITEM 1A – RISK FACTORS

During the period covered by this report, there have been no material changes from risk factors as previously disclosed in the registrant’s Form 10-K filed on March 15, 2006 in response to Item 1A to Part I of Form 10-K.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

“Pursuant to the Company’s 2004 Restricted Stock Grant Plan, on January 2, 2006, the Company granted to certain company and subsidiary bank officers and employees restricted stock in the aggregate of 6,855 shares of the Company’s common stock. One-third of the shares vest on each anniversary of the date of the grant.

The shares granted were issued without registration under the Securities Act of 1933, as amended (the “Act”), in reliance upon certain exemption(s) from registration under the Act. The Company based such reliance upon factual representations made to the Company by the grantees regarding their investment intent and sophistication, among other things.”

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

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

-filed as Exhibit 10(a) to the Registrant’s Registration Statement on Form 10 (File No. 0-18486), filed with the Commission on April 25, 1990 and incorporated herein by reference

Part II (Continued)

Item 6 (Continued)

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

/s/ Al D. Ross
Date:	May 9, 2006	Al D. Ross,
President and Chief Executive Officer

/s/ Terry L. Hester
Date:	May 9, 2006	Terry L. Hester, Executive Vice President and
Chief Financial Officer