Form 10-Q
period 2006-06-30
COLONY BANKCORP INC
filed 2006-08-07
CIK 711669

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 30, 2006        COMMISSION FILE NUMBER 0-12436

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

LARGE ACCELERATED FILER  ☐    ACCELERATED FILER  ☒    NON ACCELERATED FILER  ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE ACT).    YES  ☐    NO  ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS	OUTSTANDING AT AUGUST 7, 2006
COMMON STOCK, $1 PAR VALUE	7,190,535

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

A.	CONSOLIDATED BALANCE SHEETS – JUNE 30, 2006 AND DECEMBER 31, 2005.

B.	CONSOLIDATED STATEMENTS OF INCOME – FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005 AND FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005.

C.	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005 AND FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005.

D.	CONSOLIDATED STATEMENTS OF CASH FLOWS – FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005.

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2006 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

Part I (Continued)

Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2006 AND DECEMBER 31, 2005

(DOLLARS IN THOUSANDS)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and Cash Equivalents
Cash and Due from Banks	$22,554	21,606
Federal Funds Sold	51,830	57,456

	74,384	79,062

Interest-Bearing Deposits	2,914	1,635

Investment Securities
Available for Sale, at Fair Value	130,155	124,247
Held to Maturity, at Cost (Fair Value of $75 and $79, as of June 30, 2006 and December 31, 2005, Respectively)	75	79

	130,230	124,326

Federal Home Loan Bank Stock, at Cost	5,109	5,034

Loans	912,913	859,117
Allowance for Loan Losses	(11,658)	(10,762)
Unearned Interest and Fees	(474)	(302)

	900,781	848,053

Premises and Equipment	27,651	25,676

Other Real Estate	2,935	2,170

Goodwill	2,412	2,412

Other Intangible Assets	469	520

Other Assets	22,276	19,450

Total Assets	$1,169,161	$1,108,338

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-Bearing	$73,624	$78,778
Interest-Bearing	931,462	865,587

	1,005,086	944,365

Borrowed Money
Subordinated Debentures	24,229	19,074
Other Borrowed Money	62,117	70,226

	86,346	89,300

Other Liabilities	6,678	6,545

Commitments and Contingencies
Stockholders’ Equity
Common Stock, Par Value $1 a Share, Authorized 20,000,000 Shares, Issued 7,190,535 and 7,181,320 Shares as of June 30, 2006 and December 31, 2005, Respectively	7,191	7,181
Paid-In Capital	24,210	24,000
Retained Earnings	42,388	38,602
Restricted Stock—Unearned Compensation	(418)	(302)
Accumulated Other Comprehensive Loss, Net of Tax	(2,320)	(1,353)

	71,051	68,128

Total Liabilities and Stockholders’ Equity	$1,169,161	$1,108,338

The accompanying notes are an integral part of these statements.

Part I (Continued)

Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED JUNE 30, 2006 AND 2005

AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	6/30/2006	6/30/2005	6/30/2006	6/30/2005
Interest Income
Loans, Including Fees	$18,652	$14,140	$35,405	$27,114
Federal Funds Sold	517	193	996	428
Deposits with Other Banks	36	17	54	34
Investment Securities
U.S. Government Agencies	1,182	770	2,346	1,638
State, County and Municipal	88	64	179	118
Corporate Obligations	37	36	73	66
Dividends on Other Investments	69	47	128	81

	20,581	15,267	39,181	29,479

Interest Expense
Deposits	8,662	5,063	16,176	9,547
Federal Funds Purchased	7	7	16	7
Borrowed Money	1,232	952	2,376	1,828

	9,901	6,022	18,568	11,382

Net Interest Income	10,680	9,245	20,613	18,097
Provision for Loan Losses	1,047	1,025	1,969	1,833

Net Interest Income After Provision for Loan Losses	9,633	8,220	18,644	16,264

Noninterest Income
Service Charges on Deposits	1,155	1,050	2,187	1,980
Other Service Charges, Commissions and Fees	203	169	418	353
Mortgage Fee Income	213	126	336	233
Other	447	154	685	535

	2,018	1,499	3,626	3,101

Noninterest Expenses
Salaries and Employee Benefits	4,247	3,552	8,326	6,874
Occupancy and Equipment	1,003	925	1,988	1,825
Other	2,349	1,815	4,372	3,877

	7,599	6,292	14,686	12,576

Income Before Income Taxes	4,052	3,427	7,584	6,789
Income Taxes	1,442	1,180	2,665	2,368

Net Income	$2,610	$2,247	$4,919	$4,421

Net Income Per Share of Common Stock
Basic	$0.36	$0.31	$0.69	$0.62

Diluted	$0.36	$0.31	$0.69	$0.62

Weighted Average Basic Shares Outstanding	7,176,258	7,143,741	7,173,332	7,143,741

Weighted Average Diluted Shares Outstanding	7,177,367	7,169,617	7,175,018	7,170,122

Cash Dividends Declared Per Share of Common Stock	$0.08	$0.07	$0.1575	$0.1380

The accompanying notes are an integral part of these statements.

Part I (Continued)

Item 1 (Continued)

COLONY BANKCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED JUNE 30, 2006 AND 2005

AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	06/30/06	06/30/05	06/30/06	06/30/05
Net Income	$2,610	$2,247	$4,919	$4,421

Other Comprehensive Income, Net of Tax
Gains (Losses) on Securities Arising During the Year	(674)	700	(967)	(17)
Reclassification Adjustment	0	0	0	0

Unrealized Gains (Losses) on Securities	(674)	700	(967)	(17)

Comprehensive Income	$1,936	$2,947	$3,952	$4,404

The accompanying notes are an integral part of these statements.

Part I (Continued)

Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income	$4,919	$4,421
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation	946	899
Provision for Loan Losses	1,969	1,833
Amortization and Accretion	392	699
(Gain) Loss on Sale of Other Real Estate and Repossessions	(93)	32
Gain on Sale of Equipment	(1)	(1)
Increase in Cash Surrender Value of Life Insurance	(93)	(103)
Other Prepaids, Deferrals and Accruals, Net	(1,866)	352

	6,173	8,132

CASH FLOWS FROM INVESTING ACTIVITIES

Federal Home Loan Bank Stock	(75)	(533)
Purchases of Investment Securities Available for Sale	(21,332)	(14,149)
Proceeds from Maturities, Calls, and Paydowns of
Investment Securities:
Available for Sale	13,828	17,090
Held to Maturity	9	—
Other Investments	(200)	—
Interest-Bearing Deposits in Other Banks	(1,279)	485
Net Loans to Customers	(57,307)	(53,229)
Purchase of Premises and Equipment	(2,924)	(2,791)
Other Real Estate and Repossessions	1,901	826
Proceeds from Sale of Premises and Equipment	5	—
Investment in Statutory Trust	(155)	—

	(67,529)	(52,301)

CASH FLOWS FROM FINANCING ACTIVITIES

Noninterest-Bearing Customer Deposits	(5,154)	(2,313)
Interest-Bearing Customer Deposits	65,882	11,396
Dividends Paid	(1,096)	(962)
Proceeds from Other Borrowed Money	23,000	11,500
Principal Payments on Other Borrowed Money	(31,109)	(3,613)
Proceeds from Issuance of Subordinated Debentures	5,155	—

	56,678	16,008

Net Decrease in Cash and Cash Equivalents	(4,678)	(28,161)
Cash and Cash Equivalents at Beginning of Period	79,062	64,947

Cash and Cash Equivalents at End of Period	$74,384	$36,786

The accompanying notes are an integral part of these statements.

Part I (Continued)

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

Part I (Continued)

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

A loan is considered to be delinquent when payments have not been made according to contractual terms, typically evidenced by nonpayment of a monthly installment by the due date.

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

Part I (Continued)

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

Part I (Continued)

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

Part I (Continued)

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

Part I (Continued)

Item 1 (Continued)

(2) Cash and Due from Banks

Components of cash and balances due from banks are as follows as of June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
Cash on Hand and Cash Items	$8,357	$8,971
Noninterest-Bearing Deposits with Other Banks	14,197	12,635

	$22,554	$21,606

As of June 30, 2006, the Banks had required deposits of approximately $2,952 with the Federal Reserve.

(3) Investment Securities

Investment securities as of June 30, 2006 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U.S. Government Agencies
Mortgage Backed	$77,200	$13	$(2,297)	$74,916
Other	44,371	—	(1,184)	43,187
State, County & Municipal	8,899	18	(165)	8,752
Corporate Obligations	3,038	—	(52)	2,986
Marketable Equity Securities	163	165	(14)	314

	$133,671	$196	$(3,712)	$130,155

Securities Held to Maturity:
State, County and Municipal	$75	$—	$—	$75

The amortized cost and fair value of investment securities as of June 30, 2006, by contractual maturity, are shown hereafter. Expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in One Year or Less	$2,117	$2,084
Due After One Year Through Five Years	47,566	46,272
Due After Five Years Through Ten Years	5,412	5,365	$75	$75
Due After Ten Years	1,213	1,204	—	—

	56,308	54,925	75	75

Mortgage Backed Securities	77,200	74,916	—	—
Marketable Equity Securities	163	314	—	—

	$133,671	$130,155	$75	$75

Part I (Continued)

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

There were no proceeds from sales of investments available for sale during first and second quarter 2006 or first and second quarter 2005.

Investment securities having a carry value approximating $76,525 and $63,487 as of June 30, 2006 and December 31, 2005, respectively, were pledged to secure public deposits and for other purposes.

Information pertaining to securities with gross unrealized losses at June 30, 2006 and December 31, 2005 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2006
U.S. Government Agencies
Mortgage Backed	$29,111	$(532)	$42,686	$(1,765)	$71,797	($2,297)
Other	17,444	(260)	25,743	(924)	43,187	(1,184)
State, County and Municipal	6,352	(129)	1,352	(36)	7,704	(165)
Corporate Obligations	996	(8)	1,990	(44)	2,986	(52)
Marketable Equity Securities	—	—	46	(14)	46	(14)

	$53,903	$(929)	$71,817	$(2,783)	$125,720	$(3,712)

December 31, 2005
U.S. Government Agencies
Mortgage Backed	$28,900	$(409)	$37,482	$(1,137)	$66,382	$(1,546)
Other	20,677	(337)	11,305	(314)	31,982	(651)
State, County and Municipal	4,041	(33)	406	(14)	4,447	(47)
Corporate Obligations	1,002	(20)	1,016	(18)	2,018	(38)
Marketable Equity Securities	47	(14)	—	—	47	(14)

	$54,667	$(813)	$50,209	$(1,483)	$104,876	$(2,296)

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

Part I (Continued)

Item 1 (Continued)

(3) Investment Securities (Continued)

At June 30, 2006, the debt securities with unrealized losses have depreciated 2.87 percent from the Company’s amortized cost basis. These securities are guaranteed by either U.S. Government or other governments. These unrealized losses relate principally to current interest rates for similar type of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

(4) Loans

The composition of loans as of June 30, 2006 and December 31, 2005 was as follows:

	June 30, 2006	December 31, 2005
Commercial, Financial and Agricultural	$67,980	$48,849
Real Estate – Construction	176,226	152,944
Real Estate – Farmland	42,005	37,152
Real Estate – Other	533,390	529,599
Installment Loans to Individuals	75,270	73,473
All Other Loans	18,042	17,100

	$912,913	$859,117

Nonaccrual loans are loans for which principal and interest are doubtful of collection in accordance with original loan terms and for which accruals of interest have been discontinued due to payment delinquency. Nonaccrual loans totaled $6,209 and $8,579 as of June 30, 2006 and December 31, 2005, respectively and total recorded investment in loans past due 90 days or more and still accruing interest approximated $11 and $14, respectively.

(5) Allowance for Loan Losses

Transactions in the allowance for loan losses are summarized below for six months ended June 30, 2006 and June 30, 2005 as follows:

	June 30, 2006	June 30, 2005
Balance, Beginning	$10,762	$10,012
Provision Charged to Operating Expenses	1,969	1,833
Loans Charged Off	(1,543)	(1,900)
Loan Recoveries	470	174

Balance, Ending	$11,658	$10,119

Part I (Continued)

Item 1 (Continued)

(6) Premises and Equipment

Premises and equipment are comprised of the following as of June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
Land	$7,303	$6,094
Building	20,662	18,687
Furniture, Fixtures and Equipment	12,042	11,547
Leasehold Improvements	994	966
Construction in Progress	—	1,076

	41,001	38,370

Accumulated Depreciation	(13,350)	(12,694)

	$27,651	$25,676

Depreciation charged to operations totaled $946 and $899 for June 30, 2006 and June 30, 2005, respectively.

Certain Company facilities and equipment are leased under various operating leases. Rental expense approximated $169 and $177 for six months ended June 30, 2006 and June 30, 2005, respectively.

(7) Goodwill and Intangible Assets

The following is an analysis of the goodwill and core deposit intangible asset activity for the six months ended June 30, 2006 and June 30, 2005:

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Goodwill
Balance, Beginning	$2,412	$2,412
Goodwill Acquired	—	—

Balance, Ending	$2,412	$2,412

Net Core Deposit, Intangible
Balance, Beginning	$520	$634
Amortization Expense	(51)	(63)

Balance, Ending	$469	$571

The following table reflects the expected amortization for the core deposit intangible at June 30, 2006:

2006	$30
2007	36
2008	36
2009	36
2010 and thereafter	331

$469

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

Part I (Continued)

Item 1 (Continued)

(9) Deposits

The aggregate amount of overdrawn deposit accounts reclassified as loan balances totaled $785 and $594 as of June 30, 2006 and December 31, 2005.

Components of interest-bearing deposits as of June 30, 2006 and December 31, 2005 are as follows:

	June 30, 2006	December 31, 2005
Interest-Bearing Demand	$175,452	$187,736
Savings	36,263	35,245
Time, $100,000 and Over	355,871	283,583
Other Time	363,876	359,023

	$931,462	$865,587

At June 30, 2006 and December 31, 2005, the Company had brokered deposits of $89,398 and $45,729 respectively. The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $100,000 was approximately $302,689 and $234,307 as of June 30, 2006 and December 31, 2005, respectively.

As of June 30, 2006 and December 31, 2005, the scheduled maturities of certificates of deposits are as follows:

Maturity	June 30, 2006	December 31, 2005
One Year and Under	$618,112	$543,311
One to Three Years	74,014	74,215
Three Years and Over	27,621	25,080

	$719,747	$642,606

(10) Other Borrowed Money

Other borrowed money at June 30, 2006 and December 31, 2005 is summarized as follows:

	June 30, 2006	December 31, 2005
Federal Home Loan Bank Advances	$62,000	$67,500
The Banker’s Bank Note Payable	0	2,500
The Banker’s Bank Note Payable	117	226

	$62,117	$70,226

Advances from the Federal Home Loan Bank (FHLB) have maturities ranging from 2006 to 2019 and interest rates ranging from 2.74 percent to 5.93 percent. Under the Blanket Agreement for Advances and Security Agreement with the FHLB, residential first mortgage loans, commercial real estate loans and cash balances held by the FHLB are pledged as collateral for the FHLB advances outstanding. At June 30, 2006, the Company had available line of credit commitments totaling $108,048, of which $46,048 was available.

The Banker’s Bank note payable originated on May 27, 2005 for $1,500. On December 20, 2005, the original $1,500 was renewed into a new note with an additional $1,000 advanced at an interest rate of The Wall Street Prime minus 0.75 percent. Interest payments were due quarterly with the entire unpaid balance due May 27, 2006. The loan is collateralized by a negative pledge of Colony Bank Wilcox stock. The loan was paid off in April 2006.

The Banker’s Bank note payable was renewed on January 7, 2003 for $1,113 at a rate of the Wall Street Prime minus one half percent. Payments are due monthly with the entire unpaid balance due January 7, 2007. The debt is secured by all furniture, fixtures, machinery, equipment and software of Colony Management Services, Inc. Colony Bankcorp, Inc. guarantees the debt.

Part I (Continued)

Item 1 (Continued)

(10) Other Borrowed Money (Continued)

The aggregate stated maturities of other borrowed money at June 30, 2006 are as follows:

Year	Amount
2006	$6,598
2007	9,019
2008	9,500
2009	—
2010 and Thereafter	37,000

$62,117

(11) Subordinated Debentures (Trust Preferred Securities)

During the first quarter of 2002, the Company formed a subsidiary whose sole purpose was to issue $9,000 in Trust Preferred Securities through a pool sponsored by FTN Financial Capital Markets. The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions. At June 30, 2006, the floating-rate securities had a 9.06 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 3.60 percent.

During the fourth quarter of 2002, the Company formed a second subsidiary whose sole purpose was to issue $5,000 in Trust Preferred Securities through a pool sponsored by FTN Financial Capital Markets. The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions. At June 30, 2006 the floating-rate securities had a 8.71 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 3.25 percent.

During the second quarter of 2004, the Company formed a third subsidiary whose sole purpose was to issue $4,500 in Trust Preferred Securities through a pool sponsored by FTN Financial Capital Markets. The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions. At June 30, 2006, the floating rate securities had a 8.076 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 2.68 percent.

During the second quarter of 2006, the Company formed a fourth subsidiary whose sole purpose was to issue $5,000 in Trust Preferred Securities through a pool sponsored by SunTrust Capital Markets. The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions. At June 30, 2006 the floating-rate securities had a 7.00 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 1.50 percent.

The Trust Preferred Securities are recorded as subordinated debentures on the consolidated balance sheets, but subject to certain limitations, qualify as Tier 1 Capital for regulatory capital purposes. The proceeds from the offerings were used to fund the cash portion of the Quitman acquisition, payoff holding company debt, and inject capital into bank subsidiaries.

(12) Restricted Stock – Unearned Compensation

In 1999, the board of directors of Colony Bankcorp, Inc. adopted a restricted stock grant plan which awards certain executive officers common shares of the Company. The maximum number of shares (split-adjusted) which may be subject to restricted stock awards is 64,701. During 2000 – 2006, 72,928 split-adjusted shares were issued under this plan and since the plan’s inception, 11,102 shares have been forfeited; thus, remaining shares which may be subject to restricted stock awards are 2,875 at June 30, 2006. The shares are recorded at fair market value (on the date granted) as a separate component of stockholders’ equity. The cost of these shares is being amortized against earnings using the straight-line method over three years (the restriction period.)

In April 2004, the stockholders of Colony Bankcorp, Inc. adopted a restricted stock grant plan which awards certain executive officers common shares of the Company. The maximum number of shares which may be subject to restricted stock awards (split-adjusted) is 143,500. During 2006, 6,855 shares were issued under this plan and since the plan’s inception 700 shares have been forfeited, thus remaining shares which may be subject to restricted stock awards are 137,345 at June 30, 2006. The shares are recorded at fair market value (on the date granted) as a separate component of stockholders’ equity. The cost of these shares is being amortized against earnings using the straight-line method over three years (the restriction period).

Part I (Continued)

Item 1 (Continued)

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

At June 30, 2006 and December 31, 2005 the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	June 30, 2006	December 31, 2005
Loan Commitments	$121,153	$112,056
Standby Letters of Credit	2,328	2,572
Performance Letter of Credit	467	472

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

Part I (Continued)

Item 1 (Continued)

(15) Deferred Compensation Plan (Continued)

Liabilities accrued under the plans totaled $1,098 and $1,114 as of June 30, 2006 and December 31, 2005, respectively. Benefit payments under the contracts were $88 and $84 for the six month period ended June 30, 2006 and June 30, 2005, respectively. Provisions charged to operations totaled $72 and $269 for the six month period ended June 30, 2006 and June 30, 2005, respectively.

Fee income recognized with deferred compensation plans totaled $93 and $266 for six month period ended June 30, 2006 and June 30, 2005, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The amounts and ratios as defined in regulations are presented hereafter. Management believes, as of June 30, 2006, the Company meets all capital adequacy requirements to which it is subject under the regulatory framework for prompt corrective action. In the opinion of management, there are no conditions or events since prior notification of capital adequacy from the regulators that have changed the institution’s category.

Part I (Continued)

Item 1 (Continued)

(16) Regulatory Capital Matters (Continued)

The following table summarizes regulatory capital information as of June 30, 2006 and December 31, 2005 on a consolidated basis and for each significant subsidiary, as defined.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2006

Total Capital to Risk-Weighted Assets
Consolidated	$105,629	11.41%	$74,046	8.00%	$92,557	10.00%
Fitzgerald	17,809	10.75	13,249	8.00	16,562	10.00
Ashburn	28,925	11.17	20,712	8.00	25,890	10.00
Worth	14,162	11.09	10,219	8.00	12,774	10.00
Southeast	18,875	11.18	13,507	8.00	16,884	10.00
Quitman	11,787	11.74	8,034	8.00	10,042	10.00

Tier 1 Capital to Risk-Weighted Assets
Consolidated	$93,990	10.15%	$37,023	4.00%	$55,534	6.00%
Fitzgerald	15,732	9.50	6,625	4.00	9,937	6.00
Ashburn	25,687	9.92	10,356	4.00	15,534	6.00
Worth	12,564	9.84	5,109	4.00	7,664	6.00
Southeast	17,027	10.08	6,754	4.00	10,130	6.00
Quitman	10,531	10.49	4,017	4.00	6,025	6.00

Tier 1 Capital to Average Assets
Consolidated	$93,990	8.16%	$46,056	4.00%	$57,570	5.00%
Fitzgerald	15,732	8.04	7,831	4.00	9,789	5.00
Ashburn	25,687	7.85	13,085	4.00	16,356	5.00
Worth	12,564	7.49	6,709	4.00	8,386	5.00
Southeast	17,027	8.75	7,784	4.00	9,730	5.00
Quitman	10,531	7.50	5,620	4.00	7,025	5.00

Part I (Continued)

Item 1 (Continued)

16) Regulatory Capital Matters (Continued)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005

Total Capital to Risk-Weighted Assets
Consolidated	$95,873	11.02%	$69,600	8.00%	$87,000	10.00%
Fitzgerald	16,801	11.34	11,849	8.00	14,811	10.00
Ashburn	28,183	11.07	20,363	8.00	25,454	10.00
Worth	13,718	10.48	10,475	8.00	13,094	10.00
Southeast	15,025	10.30	11,665	8.00	14,581	10.00
Quitman	11,237	12.15	7,397	8.00	9,246	10.00

Tier 1 Capital to Risk-Weighted Assets
Consolidated	$85,049	9.78%	$34,800	4.00%	$52,200	6.00%
Fitzgerald	14,998	10.12	5,924	4.00	8,887	6.00
Ashburn	24,999	9.82	10,181	4.00	15,272	6.00
Worth	12,079	9.22	5,238	4.00	7,856	6.00
Southeast	13,687	9.39	5,833	4.00	8,749	6.00
Quitman	10,164	10.99	3,698	4.00	5,548	6.00

Tier 1 Capital to Average Assets
Consolidated	$85,049	7.77%	$43,768	4.00%	$54,710	5.00%
Fitzgerald	14,988	8.03	7,463	4.00	9,329	5.00
Ashburn	24,999	7.60	13,162	4.00	16,452	5.00
Worth	12,079	7.25	6,668	4.00	8,335	5.00
Southeast	13,687	8.36	6,551	4.00	8,188	5.00
Quitman	10,164	8.06	5,044	4.00	6,305	5.00

Part I (Continued)

Item 1 (Continued)

(17) Financial Information of Colony Bankcorp, Inc. (Parent Only)

The parent company’s balance sheets as of June 30, 2006 and December 31, 2005 and the related statements of income and comprehensive income and cash flows are as follows:

COLONY BANKCORP, INC. (PARENT ONLY)

BALANCE SHEETS

JUNE 30, 2006 AND DECEMBER 31, 2005

	June 30, 2006	December 31, 2005
	(Unaudited )	(Audited )
ASSETS
Cash	$506	$229
Premises and Equipment, Net	1,291	1,285
Investment in Subsidiaries, at Equity	93,419	88,376
Other	1,052	788

Totals Assets	$96,268	$90,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Dividends Payable	$575	$538
Other	413	438

	988	976

Other Borrowed Money	0	2,500

Subordinated Debt	24,229	19,074

Stockholders’ Equity
Common Stock, Par Value $1 a Share; Authorized 20,000,000 Shares, Issued 7,190,535 and 7,181,320 Shares as of June 30, 2006 and December 31, 2005, Respectively	7,191	7,181
Paid-In Capital	24,210	24,000
Retained Earnings	42,388	38,602
Restricted Stock - Unearned Compensation	(418)	(302)
Accumulated Other Comprehensive Loss, Net of Tax	(2,320)	(1,353)

	71,051	68,128

Total Liabilities and Stockholders’ Equity	$96,268	$90,678

Part I (Continued)

Item 1 (Continued)

(17) Financial Information of Colony Bankcorp, Inc. (Parent Only) (Continued)

COLONY BANKCORP, INC. (PARENT ONLY)

STATEMENT OF INCOME AND COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005

(UNAUDITED)

	JUNE 30, 2006	JUNE 30, 2005
Income
Dividends from Subsidiaries	$2,835	$1,868
Other	50	35

	2,885	1,903

Expenses
Interest	898	591
Salaries and Employee Benefits	544	521
Other	397	374

	1,839	1,486

Income Before Taxes and Equity in Undistributed Earnings of Subsidiaries	1,046	417
Income Tax (Benefits)	(518)	(474)

Income Before Taxes and Equity in Undistributed Earnings of Subsidiaries	1,564	891
Equity in Undistributed Earnings of Subsidiaries	3,355	3,530

Net Income	4,919	4,421

Other Comprehensive Income, Net of Tax
Losses on Securities Arising During Year	(967)	(17)
Reclassification Adjustment	0	0

Unrealized Losses in Securities	(967)	(17)

Comprehensive Income	$3,952	$4,404

Part I (Continued)

Item 1 (Continued)

(17) Financial Information of Colony Bankcorp, Inc. (Parent Only) (Continued)

COLONY BANKCORP, INC. (PARENT ONLY)

STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005

(UNAUDITED)

	2006	2005
Cash Flows from Operating Activities
Net Income	$4,919	$4,421
Adjustments to Reconcile Net Income to Net Cash Provided from Operating Activities
Depreciation and Amortization	144	122
Equity in Undistributed Earnings of Subsidiary	(3,355)	(3,530)
Other	(288)	(97)

	1,420	916

Cash Flows from Investing Activities
Capital Infusion in Subsidiary	(2,500)	(1,350)
Purchases of Premises and Equipment	(47)	(50)
Investment in Statutory Trust	(155)	—

	(2,702)	(1,400)

Cash Flows from Financing Activities
Dividends Paid	(1,096)	(962)
Principal Payments on Other Borrowed Money	(2,500)	—
Proceeds from Notes	—	1,500
Proceeds from Issuance of Subordinated Debentures	5,155	—

	1,559	538

Increase in Cash	277	54
Cash, Beginning	229	163

Cash, Ending	$506	$217

Part I (Continued)

Item 1 (Continued)

(18) Earnings Per Share

SFAS No. 128 establishes standards for computing and presenting basic and diluted earnings per share. Basic earnings per share is calculated and presented based on income available to common stockholders divided by the weighted average number of shares outstanding during the reporting periods. Diluted earnings per share reflects the potential dilution of restricted stock. The following presents earnings per share for the three months and six months ended June 30, 2006 and 2005, respectively, under the requirements of Statement 128:

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
	Income Numerator	Common Shares Denominator	EPS	Income Numerator	Common Shares Denominator	EPS
Basic EPS
Income Available to Common Stockholders	$2,610	7,176	$0.36	$2,247	7,144	$0.31

Dilutive Effect of Potential Common Stock
Restricted Stock		1			26

Diluted EPS
Income Available to Common Stockholders After Assumed Conversions of Dilutive Securities	$2,610	7,177	$0.36	$2,247	7,170	$0.31

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	Income Numerator	Common Shares Denominator	EPS	Income Numerator	Common Shares Denominator	EPS
Basic EPS
Income Available to Common Stockholders	$4,419	7,173	$0.69	$4,421	7,144	$0.62

Dilutive Effect of Potential Common Stock
Restricted Stock		2			26

Diluted EPS
Income Available to Common Stockholders After Assumed Conversions of Dilutive Securities	$4,419	7,175	$0.69	$4,421	7,170	$0.62

Part I (Continued)

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

Part I (Continued)

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

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of June 30, 2006 and 2005, and results of operations for each of three months and six months in the periods ended June 30, 2006 and 2005. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

Part I (Continued)

Item 2 (Continued)

Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 34 percent federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.

Dollar amounts in tables are stated in thousands, except for per share amounts.

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets. Net income totaled $2.61 million, or $0.36 diluted per common share, in three months ended June 30, 2006 compared to $2.247 million, or $0.31 diluted per common share, in three months ended June 30, 2005 and net income totaled $4.92 million or $0.69 diluted per common share in six months ended June 30, 2006 compared to $4.421 million, or $0.62 diluted per common share in six months ended June 30, 2005.

Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Taxable-equivalent net interest income	$10,737	$9,303	$20,726	$18,208
Taxable-equivalent adjustment	57	58	113	111

Net interest income	10,680	9,245	20,613	18,097
Provision for possible loan losses	1,047	1,025	1,969	1,833
Noninterest income	2,018	1,499	3,626	3,101
Noninterest expense	7,599	6,292	14,686	12,576

Income before income taxes	4,052	3,427	7,584	6,789
Income Taxes	1,442	1,180	2,665	2,368

Net income	$2,610	$2,247	$4,919	$4,421

Basic per common share:
Net income	$0.36	$0.31	$0.69	$0.62
Diluted per common share:
Net income	$0.36	$0.31	$0.69	$0.62
Return on average assets:
Net income	0.90%	0.89%	0.87%	0.88%
Return on average equity:
Net income	14.80%	13.98%	14.10%	13.95%

Income from operations for three months ended June 30, 2006 increased $0.363 million, or 16.15 percent, compared to the same period in 2005. The increase was primarily the result of a $1.435 million increase in net interest income and an increase of $0.519 million in noninterest income. This was offset by a $1.307 million increase in noninterest expense, a $0.262 million increase in income tax expense and a $0.022 million increase in provision for loan losses.

Part I (Continued)

Item 2 (Continued)

Income from operations for six months ended June 30, 2006 increased $0.498 million, or 11.26 percent, compared to the same period in 2005. The increase was primarily the result of a $2.516 million increase in net interest income and an increase of $0.525 million in noninterest income. This was offset by a $2.11 million increase in noninterest expense, a $0.297 million increase in income tax expense and an increase of $0.136 million in provision for loan losses.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 48.15 percent of total revenue for six months ended June 30, 2006 and 55.55 percent for the same period a year ago.

Net interest margin is the taxable-equivalent net interest income as a percentage of average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Company’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, began 2001 at 9.50 percent and decreased 475 basis points during 2001 to end the year at 4.75 percent. During 2002, the prime rate decreased 50 basis points to end the year at 4.25 percent. During 2003, the prime rate decreased 25 basis points to end the year at 4.00 percent. During 2004, the prime rate increased 125 basis points to end the year at 5.25 percent and during 2005, the prime rate increased 200 basis points to end the year at 7.25 percent. During first half of 2006, the prime rate increased 100 basis points to end the quarter at 8.25 percent. The federal funds rate moved similar to prime rate with interest rates of 1.75 percent, 1.25 percent , 1.00 percent, 2.25 percent and 4.25 percent, respectively, as of year-end 2001, 2002, 2003, 2004 and 2005. During first half of 2006, the federal funds rate increased 100 basis points to end the quarter at 5.25 percent. It is anticipated that the Federal Reserve will move toward a neutral stance during the balance of 2006.

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

Part I (Continued)

Item 2 (Continued)

Rate/Volume Analysis

The rate/volume analysis presented hereafter illustrates the change from June 30, 2005 to June 30, 2006 for each component of the taxable equivalent net interest income separated into the amount generated through volume changes and the amount generated by changes in the yields/rates.

	Changes from June 30, 2005 to June 30, 2006 (1)
($ in thousands)	Volume	Rate	Total
Interest Income
Loans, Net-taxable	$3,178	$5,104	$8,282

Investment Securities
Taxable	219	535	754
Tax-exempt	16	17	33

Total Investment Securities	235	552	787

Interest-Bearing Deposits in other Banks	(33)	53	20

Federal Funds Sold	130	438	568

Other Interest - Earning Assets	9	38	47

Total Interest Income	3,519	6,185	9,704

Interest Expense
Interest-Bearing Demand and
Savings Deposits	78	730	808
Time Deposits	1,295	4,526	5,821
Federal Funds Purchased	5	4	9
Subordinated Debentures	65	201	266
Other Borrowed Money	123	159	282

Total Interest Expense	1,566	5,620	7,186

Net Interest Income	$1,953	$565	$2,518

(1)	Changes in net interest income for the periods, based on either changes in average balances or changes in average rates for interest-earning assets and interest-bearing liabilities, are shown on this table. During each year, there are numerous and simultaneous balance and rate changes; therefore, it is not possible to precisely allocate the changes between balances and rates. For the purpose of this table, changes that are not exclusively due to balance changes or rate changes have been attributed to rates.

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

Part I (Continued)

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

Our exposure to interest rate risk is reviewed on at least a semiannual basis by our Board of Directors and the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine our change in net portfolio value in the event of assumed changes in interest rates, in order to reduce the exposure to interest rate fluctuations, we have implemented strategies to more closely match our balance sheet composition. We are generally focusing our investment activities on securities with terms or average lives in the 2-7 year range.

The Company maintains about 42 percent of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years. The liabilities to fund assets are primarily in short term certificate of deposits that mature within one year. This balance sheet composition has allowed the Company to be relatively constant with its net interest margin the past several years, though the unprecedented 475 basis point decrease by U.S. Federal Reserve in 2001, 50 basis point decrease in 2002 and 25 basis point decrease in 2003 resulted in significant net interest margin pressure. During 2004 and 2005, interest rates increased 125 basis points and 200 basis points respectively, while another 100 basis point increase occurred during first half of 2006. These increases have resulted in stable net interest margins. Net interest margin increased to 3.87 percent for six months ended June 30, 2006 compared to 3.83 percent for the same period a year ago. We anticipate slight improvement or a flat margin for the balance of 2006 given the Federal Reserve’s present interest rate forecast of neutral to slightly higher for the balance of 2006.

Taxable-equivalent net interest income for six months ended June 30, 2006 increased $2.518 million, or 13.83 percent compared to the same period a year ago. The significant fluctuation between the comparable periods resulted from the positive impact of growth in the average volume of earning assets that was partially offset by the negative impact of increasing average interest rates. The average volume of earning assets during six months ended June 30, 2006 increased almost $118 million compared to the same period a year ago while over the same period the net interest margin increased by 4 basis points from 3.83 percent to 3.87 percent. Growth in average earning assets during 2006 and 2005 was primarily in loans. The increase in the net interest margin in 2006 was primarily the result of the general increase in market interest rates and increase in earning assets.

The average volume of loans increased $93.3 million in six months ended June 30, 2006 compared to the same period a year ago. The average yield on loans increased 114 basis points in six months ended June 30, 2006 compared to the same period a year ago. Funding for this growth was primarily provided by deposit growth. The average volume of deposits increased $110.9 million in six months ended June 30, 2006 compared to the same period a year ago. Interest-bearing deposits made up 93.7 percent of the growth in average deposits in six months ended June 30, 2006. Accordingly, the ratio of average interest-bearing deposits to total average deposits was 92.4 percent in six months ended June 30, 2006 compared to 92.2 percent in the same period a year ago. This deposit mix, combined with a general increase in market rates, had the effect of (i) increasing the average cost of total deposits by 112 basis points in six months ended June 30, 2006 compared to the same period a year ago and, (ii) mitigating a portion of the impact of increasing yields on earning assets on the Company’s net interest income.

The Company’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.57 percent in six months ended June 30, 2006 compared to 3.60 percent in the same period a year ago. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $1.969 million in six months ended June 30, 2006 compared to $1.833 million in the same period a year ago. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Part I (Continued)

Item 2 (Continued)

NonInterest Income

The components of noninterest income were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Service Charges on Deposit Accounts	$1,155	$1,050	$2,187	$1,980
Other Charges, Commissions and Fees	203	169	418	353
Other	447	154	685	535
Mortgage Fee Income	213	126	336	233

Total	$2,018	$1,499	$3,626	$3,101

Total noninterest income for three months ended June 30, 2006 increased $519 thousand, or 34.6 percent compared to the same period a year ago. Total noninterest income for six months ended June 30, 2006 increased $525 thousand, or 16.9 percent compared to the same year ago period. Growth in noninterest income was primarily in service charges on deposit accounts, mortgage fee income and other noninterest income. Changes in these items and the other components of noninterest income are discussed in more detail below.

Service Charges on Deposit Accounts. Service charges on deposit accounts for three months ended June 30, 2006 increased $105 thousand, or 10 percent, compared to the same period a year ago. Service charges on deposit accounts for the six months ended June 30, 2006 increased $207 thousand, or 10.45 percent, compared to the same year ago period. The increase for both periods was primarily due to an increase in overdraft fees, which were mostly related to consumer and commercial accounts.

Mortgage Fee Income. Mortgage fee income for three months ended June 30, 2006 increased $87 thousand, or 69.05 percent, compared to the same period year ago. Mortgage fee income for six months ended June 30, 2006 increased $103 thousand, or 44.2 percent compared to the same year ago period. The increase for both periods was primarily due to the Company’s focus on generating mortgage fee income. The Company anticipates fee income to continue to show an increase over the previous year, though continued interest rate increases could slow mortgage activity.

All Other Noninterest Income. Other charges, commissions and fees and other income for three months ended June 30, 2006 increased $327 thousand, or 101.2 percent, compared to the same period a year ago. Significant increases were premiums on SBA loans sold, ATM fees and gain on the sale of other real estate. Premiums on the sale of SBA loans increased to $185 thousand from $23 thousand for the same year ago period, ATM fees increased to $169 thousand from $133 thousand and gain on the sale of assets increased to $48 thousand from $(4) thousand for the same year ago period. Other charges, commissions and fees and other income for six months ended June 30, 2006 increased $215 thousand, or 24.2 percent, compared to the same period a year ago. Premiums on the sale of SBA loans increased to $260 thousand from $23 thousand for the same year ago period, ATM fees increased to $314 thousand from $251 thousand for the same year ago period, gain on the sale of assets increased to $49 thousand from $2 thousand for the same year ago period. These increases were offset by a decrease in deferred compensation revenue to $93 thousand from $266 thousand for the same year ago period. A one-time gain of $163 thousand was recognized in first quarter 2005 in connection with the deferred compensation plan and demutualization of the insurance companies used to fund the plan.

Noninterest Expense

The components of noninterest expense were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Salaries and Employee Benefits	$4,247	$3,552	$8,326	$6,874
Occupancy and Equipment	1,003	925	1,988	1,825
Other	2,349	1,815	4,372	3,877

Total	$7,599	$6,292	$14,686	$12,576

Part I (Continued)

Item 2 (Continued)

Total noninterest expense for three months ended June 30, 2006 increased $1.307 million, or 20.77 percent, compared to the same period a year ago. Total noninterest expense for six months ended June 30, 2006 increased $2.11 million, or 16.78 percent, compared to the same period a year ago. Growth in noninterest expense for both periods was primarily in salaries, employee benefits, occupancy and equipment expense and other noninterest expense. These items and the changes in the various components of noninterest expense are discussed in more detail below.

Salaries and Employee Benefits. Salaries and employee benefits expense for three months ended June 30, 2006 increased $695 thousand, or 19.57 percent, compared to the same period a year ago. Salaries and employee benefits for six months ended June 30, 2006 increased $1.452 million, or 21.12 percent, compared to the same period a year ago. The increase in both periods is primarily related to increases in headcount and merit increases as a result of new offices with the Company’s denovo branch expansions. The Company opened one new office during second quarter 2006, one during first quarter 2006 and two new offices during the last half of 2005.

Occupancy and Equipment. Net occupancy expense for three months ended June 30, 2006 increased $78 thousand, or 8.43 percent, compared to the same period a year ago and for the six months ended June 30, 2006 increased $163 thousand, or 8.93 percent compared to the same period a year ago. The increase in both periods is primarily related to two new offices opened during 2006 and two new offices opened during the last half of 2005. The impact of new offices resulted in higher building maintenance, insurance, utilities and depreciation on buildings and equipment.

All Other Non-Interest Expense. All other non-interest expense for three months ended June 30, 2006 increased $534 thousand, or 29.42 percent, compared to the same period a year ago and for the six months ended June 30, 2006 increased $495 thousand, or 12.77 percent compared to the same period a year ago. Significant increases for three months ended June 30, 2006 compared to the same period a year ago include legal, professional and consultation fees increasing to $361 thousand from $126 thousand, advertising expense increasing to $156 thousand from $111 thousand, bank travel increasing to $60 thousand from $46 thousand, other losses increasing to $75 thousand from $32 thousand and ATM fees increasing to $98 thousand from $72 thousand. Significant increases for the six months ended June 30, 2006 compared to the same period a year ago include legal, professional and consultation increasing to $583 thousand from $297 thousand, director fees increasing to $323 thousand from $298 thousand, advertising increasing to $273 thousand from $198 thousand, office supplies increasing to $265 thousand from $239 thousand and travel expense increasing to $112 thousand from $78 thousand. These increases were offset by deferred compensation expense decreasing to $72 thousand from $269 thousand.

Sources and Uses of Funds

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the assets in which those funds are invested as a percentage of the Company’s average total assets for the period indicated. Average assets totaled $1.133 billion in six months ended June 30, 2006 compared to $1.004 billion in six months ended June 30, 2005.

	Six Months Ended June 30,
	2006		2005
Source of Funds:
Deposits:
Noninterest–Bearing	$73,622	6.50%	$66,647	6.64%
Interest-Bearing	889,683	78.52	785,718	78.26
Federal Funds Purchased	685	0.06	392	0.04
Borrowed Money	91,183	8.05	82,780	8.25
Other Noninterest-Bearing Liabilities	8,126	0.72	5,001	0.50
Equity Capital	69,751	6.15	63,386	6.31

Total	$1,133,050	100.00%	$1,003,924	100.00%

Uses of Funds:
Loans	$880,056	77.67%	$787,735	78.47%
Investment Securities	127,618	11.26	113,295	11.28
Federal Funds Sold	43,052	3.80	33,009	3.29
Interest-Bearing Deposits in Other Banks	2,448	0.22	2,709	0.27
Other Interest-Earning Assets	5,262	0.46	4,710	0.47
Other Noninterest-Earning Assets	74,614	6.59	62,466	6.22

Total	$1,133,050	100.00%	$1,003,924	100.00%

Part I (Continued)

Item 2 (Continued)

Deposits continue to be the Company’s primary source of funding. Over the comparable periods, the relative mix of deposits continues to be high in interest-bearing deposits. Interest-bearing deposits totaled 92.36 percent of total average deposits in six months ended June 30, 2006 compared to 92.18 percent in the same period a year ago.

The Company primarily invests funds in loans and securities. Loans continue to be the largest component of the Company’s mix of invested assets. Loan demand continues to be strong as total loans were $913 million at June 30, 2006, up 6.29 percent, compared to loans of $859 million at December 31, 2005. See additional discussion regarding the Company’s loan portfolio in the section captioned “Loans” included elsewhere in this discussion. The majority of funds provided by deposit growth have been invested in loans.

Loans

The following table presents the composition of the Company’s loan portfolio as of June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
Commercial, Financial and Agricultural	$67,980	$48,849
Real Estate
Construction	176,226	152,944
Mortgage, Farmland	42,005	37,152
Mortgage, Other	533,390	529,599
Consumer	75,270	73,473
Other	18,042	17,100

	912,913	859,117
Unearned Interest and Fees	(474)	(302)
Allowance for Loan Losses	(11,658)	(10,762)

Loans	$900,781	$848,053

The following table presents total loans as of June 30, 2006 according to maturity distribution and/or repricing opportunity on adjustable rate loans:

Maturity and Repricing Opportunity	($ in Thousands)
One Year or Less	$571,894
After One Year through Three Years	272,792
After Three Years through Five Years	55,276
Over Five Years	12,951

$912,913

Overview. Loans totaled $913 million at June 30, 2006, up 6.29 percent from December 31, 2005 loans of $859 million. The majority of the Company’s loan portfolio is comprised of the real estate loans-other, real estate construction and installment loans to individuals. Real estate-other, which is primarily 1-4 family residential properties and nonfarm nonresidential properties, made up 58.43 percent and 61.64 percent of total loans, real estate construction made up 19.30 percent and 17.80 percent, while installment loans to individuals made up 8.25 percent and 8.55 percent of total loans at June 30, 2006 and December 31, 2005, respectively. Real estate loans-other include both commercial and consumer balances.

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

Part I (Continued)

Item 2 (Continued)

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

Commercial, Financial and Agricultural. Commercial, financial and agricultural loans at June 30, 2006 increased 39.16 percent from December 31, 2005 to $68 million. The Company’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Company’s loan policy guidelines.

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

Large Credit Relationships. Colony is currently in eighteen counties in middle and south Georgia and include metropolitan markets in Doughtery, Lowndes, Houston, Chatham and Muscogee counties. As a result, the Company originates and maintains large credit relationships with several commercial customers in the ordinary course of business. The Company considers large credit relationships to be those with commitments equal to or in excess of $5.0 million prior to any portion being sold. Large relationships also include loan participations purchased if the credit relationship with the agent is equal to or in excess of $5.0 million. In addition to the Company’s normal policies and procedures related to the origination of large credits, the Company’s Central Credit Committee must approve all new and renewed credit facilities which are part of large credit relationships. The following table provides additional information on the Company’s large credit relationships outstanding at period end.

	June 30, 2006			December 31, 2005
	Number of Relationships	Period End Balances		Number of Relationships	Period End Balances
		Committed	Outstanding		Committed	Outstanding
Large Credit Relationships:
$10 million and greater	2	$25,522	$17,744	2	$24,854	$19,744
$5 million to $9.9 million	10	$59,839	$51,004	8	$45,645	$39,373

Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table presents the maturity distribution of the Company’s loans at June 30, 2006. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate.

Part I (Continued)

Item 2 (Continued)

	Due in One Year or Less	After One, but Within Three Years	After Three, but Within Five Years	After Five Years	Total
Loans with fixed interest rates	$205,271	$259,795	$55,276	$12,951	$533,293
Loans with floating interest rates	366,623	12,997	0	0	379,620

Total	$571,894	$272,792	$55,276	$12,951	$912,913

The Company may renew loans at maturity when requested by a customer whose financial strength appears to support such renewal or when such renewal appears to be in the Company’s best interest. In such instances, the Company generally requires payment of accrued interest and may adjust the rate of interest, require a principal reduction or modify other terms of the loan at the time of renewal.

Non-Performing Assets and Potential Problem Loans

Non-performing assets and accruing past due loans as of June 30, 2006 and December 31, 2005 were as follows:

	June 30, 2006	December 31, 2005
Loans accounted for on nonaccrual	$6,209	$8,579
Loans past due 90 days or more	11	14
Other real estate foreclosed	2,935	2,170

Total non-performing assets	$9,155	$10,763

Non-performing assets as a percentage of:
Total loans and foreclosed assets	1.00%	1.25%
Total assets	0.78%	0.97%
Accruing past due loans:
30-89 days past due	$7,841	$6,829
90 or more days past due	11	14

Total accruing past due loans	$7,852	$6,843

Non-performing assets include non-accrual loans, loans past due 90 days or more, restructured loans and foreclosed real estate. Non-performing assets at June 30, 2006 decreased 14.94 percent from December 31, 2005.

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

Restructured loans are loans on which, due to deterioration in the borrower’s financial condition, the original terms have been modified in favor of the borrower or either principal or interest has been forgiven.

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

Part I (Continued)

Item 2 (Continued)

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

The allowances established for probable losses on specific loans are based on a regular analysis and evaluation of classified loans. Loans are classified based on an internal credit risk grading process that evaluates, among other things: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. This analysis is performed at the subsidiary bank level and is reviewed at the parent company level. Once a loan is classified, it is reviewed to determine whether the loan is impaired and, if impaired, a portion of the allowance for loan losses is specifically allocated to the loan. Specific valuation allowances are determined after considering the borrower’s financial condition, collateral deficiencies, and economic conditions affecting the borrower’s industry, among other things.

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

	June 30, 2006		December 31, 2005
	Reserve	%*	Reserve	%*
Commercial, Financial and Agricultural	$3,497	8%	$3,229	6%
Real Estate – Construction	700	19%	646	18%
Real Estate – Farmland	583	4%	538	4%
Real Estate – Other	3,789	59%	3,498	62%
Loans to Individuals	2,332	8%	2,152	8%
All other Loans	757	2%	699	2%

Total	$11,658	100%	$10,762	100%

*	Loan balance in each category expressed as a percentage of total end of period loans.

Part I (Continued)

Item 2 (Continued)

Activity in the allowance for loan losses is presented in the following table. There were no charge-offs or recoveries related to foreign loans during any of the periods presented.

The following table presents an analysis of the Company’s loan loss experience for the periods indicated.

($ in thousands)	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
Allowance for Loan Losses at Beginning of Quarter	$10,760	$10,171

Charge-Off
Commercial, Financial and Agricultural	282	191
Real Estate	0	360
Consumer	173	596
All Other	24	66

	479	1,213

Recoveries
Commercial, Financial and Agricultural	281	91
Real Estate	4	1
Consumer	46	24
All Other	(2)	20

	330	136

Net Charge-Offs	149	1,077

Provision for Loan Losses	1,047	1,025

Allowance for Loan Losses at End of Quarter	$11,658	$10,119

Ratio of Net Charge-Offs to Average Loans	0.02%	0.13%

The allowance for loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The provision for loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for loan losses increased $22 thousand from $1,025 thousand in three months ended June 30, 2005 to $1,047 thousand in three months ended June 30, 2006. Provisions remained flat during second quarter 2006 primarily due to stability of credit quality.

Net charge-offs in three months ended June 30, 2006 decreased $928 thousand compared to the same period a year ago. The general decrease in net charge-offs during the comparable periods was skewed due to recovery of one large agricultural loan that accounted for approximately 83 percent of the gross recoveries during second quarter 2006. Also, second quarter 2005 had an unusually high amount of charge-offs that skewed comparison of the two quarterly periods.

Management believes the level of the allowance for loan losses was adequate as of June 30, 2006. Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

Part I (Continued)

Item 2 (Continued)

The following table presents an analysis of the Company’s loan loss experience for the periods indicated.

($ in thousands)	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Allowance for Loan Losses at Beginning of Year	$10,762	$10,012
Charge-Off
Commercial, Financial and Agricultural	832	251
Real Estate	321	566
Consumer	227	938
All Other	163	145

	1,543	1,900

Recoveries
Commercial, Financial and Agricultural	380	97
Real Estate	16	12
Consumer	68	36
All Other	6	29

	470	174

Net Charge-Offs	1,073	1,726

Provision for Loan Losses	1,969	1,833

Allowance for Loan Losses at End of Quarter	$11,658	$10,119

Ratio of Net Charge-Offs to Average Loans	0.12%	0.22%

The allowance for loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The provision for loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for loan losses increased $136 thousand from $1,833 thousand in six months ended June 30, 2005 to $1,969 thousand in six months ended June 30, 2006. Provisions increased during first half of 2006 primarily due to our increase in loan volume from a year ago.

Net charge-offs in six months ended June 30, 2006 decreased $653 thousand compared to the same period a year ago. The general decrease in net charge-offs during the comparable periods is reflective of more stringent underwriting standards. In addition, one large commercial loan accounted for approximately 30 percent of the gross charge-offs during first half of 2006, while one agricultural credit accounted for approximately 58 percent of the gross recoveries during first half of 2006.

Management believes the level of the allowance for loan losses was adequate as of June 30, 2006. Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

Part I (Continued)

Item 2 (Continued)

Investment Portfolio

The following table presents carrying values of investment securities held by the Company as of June 30, 2006 and December 31, 2005.

($ in thousands)	June 30, 2006	December 31, 2005
U.S. Government Agencies	$43,187	$38,446
State, County and Municipal	8,827	9,270
Corporate Obligations	2,986	3,023
Marketable Equity Securities	314	300

Investment Securities	55,314	51,039
Mortgage Backed Securities	74,916	73,287

Total Investment Securities and
Mortgage Backed Securities	$130,230	$124,326

The following table represents maturities and weighted-average yields of investment securities held by the Company as of June 30, 2006. (Mortgage backed securities are based on the average life at the projected speed, while Agencies and State and Political subdivisions reflect anticipated calls being exercised.)

	Within 1 Year		After 1 Year But Within 5 Years		After 5 Years But Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government Agencies	$1,079	3.30%	$41,155	4.31%	$953	5.44%	$—	—%
Mortgage Backed Securities	5,240	3.32	66,424	4.24	3,252	4.64	—	—
State, County and Municipal	1,704	3.88	4,130	4.57	2,993	6.39	—	—
Corporate Obligations	1,004	2.96	1,982	5.54	—	—	—	—
Marketable Equity Securities	—	—	—	—	—	—	314	1.01

Total Investment Portfolio	$9,027	3.38%	$113,691	4.31%	$7,198	5.49%	$314	1.01%

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

At June 30, 2006, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10 percent of the Company’s shareholders’ equity.

The average yield of the securities portfolio was 4.17 percent in six months ended June 30, 2006 compared to 3.31 percent in the same period a year ago. The increase in the average yield over the comparable periods primarily resulted from reduced amortization on mortgage backed securities and the higher interest rate environment.

Part I (Continued)

Item 2 (Continued)

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the six month periods ended June 30, 2006 and June 30, 2005.

	June 30, 2006		June 30, 2005
($ in thousands)	Average Amount	Average Rate	Average Amount	Average Rate
Noninterest-Bearing Demand Deposits	$73,622		$66,647
Interest-Bearing Demand and Savings Deposits	214,560	1.85%	201,182	1.17%
Time Deposits	675,123	4.20%	584,536	2.86%

Total Deposits	$963,305	3.36%	$852,365	2.24%

The following table presents the maturities of the Company’s time deposits as of June 30, 2006.

($ in thousands)	Time Deposits $100,000 or Greater	Time Deposits Less Than $100,000	Total
Months to Maturity
3 or Less	$113,285	$84,847	$198,132
Over 3 through 12 Months	189,404	230,576	419,980
Over 12 Months through 36 Months	39,145	34,869	74,014
Over 36 Months	14,037	13,584	27,621

	$355,871	$363,876	$719,747

Average deposits increased $110.9 million to $963.3 million at June 30, 2006 from $852.4 million at June 30, 2005. The increase included $7.0 million, or 6.29 percent, related to noninterest-bearing deposits. Accordingly the ratio of average noninterest-bearing deposits to total average deposits was 7.64 percent for six months ended June 30, 2006 compared to 7.82 percent for six months ended June 30, 2005. The general increase in market rates, had the effect of (i) increasing the average cost of total deposits by 112 basis points in six months ended June 30, 2006 compared to the same period a year ago; and (ii) mitigating a portion of the impact of increasing yields on earning assets.

Total average interest-bearing deposits increased $104 million, or 13.23 percent in six months ended June 30, 2006 compared to the same period a year ago. The growth in average deposits at June 30, 2006 compared to June 30, 2005 was primarily in money market deposit accounts and savings and interest-on-checking accounts and other time accounts. With the current interest rate environment, it appears that many customers are more inclined to invest their funds for extended periods and are choosing to maintain such funds in time accounts.

Off-Balance-Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of June 30, 2006. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

Part I (Continued)

Item 2 (Continued)

	Payments Due by Period
	1 Year or Less	More than 1 Year but Less Than 3 Years	3 Years or More but Less Than 5 Years	5 Years or More	Total
Contractual obligations:
Subordinated debentures	$—	$—	$—	$24,229	$24,229
Other borrowed money	117	—	—	—	117
Federal Home Loan Bank advances	13,000	12,000	1,000	36,000	62,000
Operating leases	127	147	93	124	491
Deposits with stated maturity dates	618,112	74,014	27,586	35	719,747

	631,356	86,161	28,679	60,388	806,584
Other commitments:
Loan commitments	121,153	—	—	—	121,153
Standby letters of credit	2,328	—	—	—	2,328
Performance letters of credit	467	—	—	—	467

	123,948	—	—	—	123,948

Total contractual obligations and Other commitments	$755,304	$86,161	$28,679	$60,388	$930,532

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

Loan Commitments. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses. Loan commitments outstanding at June 30, 2006 are included in the table above.

Standby and Performance Letters of Credit. Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. The Company’s policies generally require that standby and performance letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby and performance letters of credit outstanding at June 30, 2006 are included in the table above.

Capital and Liquidity

At June 30, 2006, stockholders’ equity totaled $71.1 million compared to $68.1 million at December 31, 2005. In addition to net income of $4.92 million, other significant changes in stockholders’ equity during six months ended June 30, 2006 included $1.13 million of dividends paid and an increase of $0.10 million resulting from the amortization of the stock grant plan. The accumulated other comprehensive income (loss) component of stockholders’ equity totaled ($2,320) thousand at June 30, 2006 compared to ($1,353) thousand at December 31, 2005. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale. Under regulatory requirements, the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. Tier 1 capital consists of common stock and qualifying preferred stockholders’ equity less goodwill. Tier 2 capital consists of certain convertible, subordinated and other qualifying debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets. The Company has no Tier 2 capital other than the allowance for loan losses and gain on marketable equity securities.

Part I (Continued)

Item 2 (Continued)

Using the capital requirements presently in effect, the Tier 1 ratio as of June 30, 2006 was 10.15 percent and total Tier 1 and 2 risk-based capital was 11.41 percent. Both of these measures compare favorably with the regulatory minimum of 4 percent for Tier 1 and 8 percent for total risk-based capital. The Company’s Tier 1 leverage ratio as of June 30, 2006 was 8.16 percent, which exceeds the required ratio standard of 4 percent.

For six months ended June 30, 2006, average capital was $69.8 million, representing 6.16 percent of average assets for the year. This compares to 6.31 percent for six months ended June 30, 2005 and 6.30 percent for calendar year 2005.

The Company paid cash dividends of $0.1575 per common share during the first half of 2006, and a cash dividend of $0.138 per common share during the first half of 2005, respectively. This equates to a dividend payout ratio of 22.83 percent for first half 2006 compared to 22.26 percent for the same period a year ago.

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

The investment portfolio provides a ready means to raise cash if liquidity needs arise. As of June 30 2006, the Company held $130.2 million in bonds (excluding FHLB stock), at current market value in the available for sale portfolio. At December 31, 2005, the available for sale bond portfolio totaled $124.3 million. Only marketable investment grade bonds are purchased. Although most of the banks’ bond portfolios are encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for a sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it primarily determines the Company’s liquidity posture. Colony had ratios of loans to deposits of 90.8 percent as of June 30, 2006 and 90.9 percent at December 31, 2005. Management employs alternative funding sources when deposit balances will not meet loan demands. The ratios of loans to all funding sources (excluding Subordinated Debentures) at June 30, 2006 and December 31, 2005 were 85.5 percent and 84.7 percent, respectively. Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources. The stability of the banks’ core deposit base is an important factor in Colony’s liquidity position. A heavy percentage of the deposit base is comprised of accounts of individuals and small business with comprehensive banking relationships and limited volatility. At June 30, 2006 and December 31, 2005, the banks had $355.9 million and $283.6 million in certificates of deposit of $100,000 or more. These larger deposits represented 35.4 percent and 30.03 percent of respective total deposits. Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed. Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

Local market deposit sources proved insufficient to fund the strong loan growth trends at Colony over the past several years. The Company supplemented deposit sources with brokered deposits. As of June 30, 2006, the Company had $89.4 million, or 8.89 percent of total deposits, in brokered certificates of deposit attracted by external third parties. Additionally, the banks use external wholesale or Internet services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed.

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

Part I (Continued)

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

Part I (Continued)

Item 2 (Continued)

Return on Assets and Stockholders’ Equity

The following table presents selected financial ratios for each of the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Return on Assets	0.90%	0.89%	0.87%	0.88%
Return on Equity	14.80%	13.98%	14.10%	13.95%
Dividend Payout	22.22%	22.58%	22.83%	22.26%
Avg. Equity to Avg. Assets	6.24%	6.36%	6.16%	6.31%
Dividends Declared	$0.08	$0.07	$0.1575	$0.138

Future Outlook

Colony is an emerging company in an industry filled with nonregulated competitors and a rapid pace of consolidation. The year brings with it new opportunities for growth in our existing markets, as well as opportunities to expand into new markets through acquisitions and denovo branching. The Company completed construction of its main office in Valdosta/Lowndes County that opened during second quarter 2005. The Company completed renovation of its Savannah office during third quarter 2005 and opened its first full-service branch in the Savannah/Chatham County market. The Company completed construction on its first full-service office in Columbus/Muscogee County that was opened during second quarter 2006. The Company completed construction on a second office in Warner Robins that was opened during first quarter 2006. Entry into the MSA markets – Savannah, Columbus, Warner Robins, and Valdosta – will require multi-branch offices and the company is presently looking for available real estate to purchase in those markets.

BUSINESS

General

The Company was organized in 1983 as a bank holding company through the merger of Colony Bank of Fitzgerald with a subsidiary of the Company. Since that time, Colony Bank of Fitzgerald, which was formed by principals of Colony Bankcorp, Inc. in 1976, has operated as a wholly-owned subsidiary of the Company. In April 1984, Colony Bankcorp, Inc. acquired Colony Bank Wilcox, and in November 1984, Colony Bank Ashburn became a wholly-owned subsidiary of Colony Bankcorp, Inc. Colony Bankcorp, Inc. continued its growth with the acquisition of Colony Bank of Dodge County in September 1985. In August 1991, Colony Bankcorp, Inc. acquired Colony Bank Worth. In November 1996, Colony Bankcorp, Inc. acquired Colony Bank Southeast and in November 1996 formed a non-bank subsidiary Colony Management Services, Inc. In March 2002, Colony Bankcorp, Inc. acquired Colony Bank Quitman, FSB and also formed Colony Bankcorp Statutory Trust I. In December 2002, Colony formed its second trust, Colony Bankcorp Statutory Trust II. In September 2004, Colony formed its third Trust, Colony Bankcorp Statutory Trust III. In April 2006, Colony formed its fourth Trust, Colony Bankcorp Capital Trust I.

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

On April 2, 1998, the Company was listed on Nasdaq National Market. The Company’s common stock trades on the Nasdaq Stock Market under the symbol “CBAN”. The Company presently has approximately 2,150 shareholders as of June 30, 2006 “The Nasdaq Stock Market” or “Nasdaq” is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting and order execution systems. This market also provides specialized automation services for screen-based negotiations of transactions, on-line comparison of transactions, and a range of informational services tailored to the needs of the securities industry, investors and issuers. The Nasdaq Stock Market is operated by The Nasdaq Stock Market, Inc., a wholly-owned subsidiary of the National Association of Securities Dealers, Inc.

Part I (Continued)

Item 3

Quantitative and Qualitative Disclosures About Market Risk

AVERAGE BALANCE SHEETS

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
($ in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Interest and fees
Taxable (1)	$891,376	$35,454	7.95%	$798,049	$27,172	6.81%

Investment Securities
Taxable	120,757	2,474	4.10%	107,081	1,720	3.21%
Tax-Exempt (2)	6,861	188	5.48%	6,214	155	4.99%

Total Investment Securities	127,618	2,662	4.17%	113,295	1,875	3.31%

Interest-Bearing Deposits	2,448	54	4.41%	2,709	34	2.51%

Federal Funds Sold	43,052	996	4.63%	33,009	428	2.59%

Interest-Bearing Other Assets	5,262	128	4.87%	4,710	81	3.44%

Total Interest-Earning Assets	1,069,756	$39,294	7.35%	951,772	$29,590	6.22%

Non-interest-Earning Assets
Cash and Cash Equivalents	22,720			20,152
Allowance for Loan Losses	(11,320)			(10,314)
Other Assets	51,894			42,314

Total Noninterest-Earning Assets	63,294			52,152

Total Assets	$1,133,050			$1,003,924

Liabilities and Stockholders’ Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$214,560	$1,982	1.85%	$201,182	$1,174	1.17%
Other Time	675,123	14,194	4.20%	584,536	8,373	2.86%

Total Interest-Bearing Deposits	889,683	16,176	3.64%	785,718	9,547	2.43%

Other Interest-Bearing Liabilities
Other Borrowed Money	70,001	1,526	4.36%	63,706	1,244	3.91%
Subordinated Debentures	21,182	850	8.03%	19,074	584	6.12%
Federal Funds Purchased	685	16	4.67%	392	7	3.57%

Total Other Interest-Bearing Liabilities	91,868	2,392	5.21%	83,172	1,835	4.41%

Total Interest-Bearing Liabilities	981,551	$18,568	3.78%	868,890	$11,382	2.62%

Noninterest-Bearing Liabilities and Stockholders’ Equity
Demand Deposits	73,622			66,647
Other Liabilities	8,126			5,001
Stockholders’ Equity	69,751			63,386

Total Noninterest-Bearing Liabilities and Stockholders’ Equity	151,499			135,034

Total Liabilities and Stockholders’ Equity	$1,133,050			$1,003,924

Interest Rate Spread			3.57%			3.60%

Net Interest Income		$20,726			$18,208

Net Interest Margin			3.87%			3.83%

(1)	The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable equivalent adjustments totaling $49 and $58 for six month periods ended June 30, 2006 and 2005, respectively, are included in tax-exempt interest on loans.
(2)	Taxable-equivalent adjustments totaling $64 and $53 for six month periods ended June 30, 2006 and 2005, respectively, are included in tax-exempt interest on investment securities. The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

Part I (Continued)

Item 3 (Continued)

Colony Bankcorp, Inc. and Subsidiary

Interest Rate Sensitivity

The following table is an analysis of the Company’s interest rate-sensitivity position at June 30, 2006. The interest-bearing rate-sensitivity gap, which is the difference between interest-earning assets and interest-bearing liabilities by repricing period, is based upon maturity or first repricing opportunity, along with a cumulative interest rate-sensitivity gap. It is important to note that the table indicates a position at a specific point in time and may not be reflective of positions at other times during the year or in subsequent periods. Major changes in the gap position can be, and are, made promptly as market outlooks change.

	Assets and Liabilities Repricing Within
($ in Thousands)	3 Months or Less	4 to 12 Months	1 Year	1 to 5 Years	Over 5 Years	Total
EARNING ASSETS:
Interest-Bearing Deposits	$2,914	$0	$2,914	$0	$0	$2,914
Federal Funds Sold	51,830	0	51,830	0	0	51,830
Investment Securities	13,051	2,565	15,616	105,391	9,223	130,230
Loans, Net of Unearned Income	398,702	173,192	571,894	327,594	12,951	912,439
Other Interest-bearing Assets	5,109	0	5,109	0	0	5,109

Total Interest-earning assets	471,606	175,757	647,363	432,985	22,174	1,102,522

INTEREST-BEARING LIABILITIES:
Interest-Bearing Demand Deposits (1)	175,452	0	175,452	0	0	175,452
Savings (1)	36,263	0	36,263	0	0	36,263
Time Deposits	198,132	419,980	618,112	101,600	35	719,747
Other Borrowings (2)	14,617	0	14,617	11,500	36,000	62,117
Subordinated Debentures	24,229	0	24,229	0	0	24,229

Total Interest-bearing liabilities	448,693	419,980	868,673	113,100	36,035	1,017,808

Interest rate-sensitivity gap	22,913	(244,223)	(221,310)	319,885	(13,861)	84,714

Cumulative interest-sensitivity gap	22,913	(221,310)	(221,310)	98,575	84,714

Interest rate-sensivitiy gap as a percentage of interest-earning assets	2.08%	(22.15)%	(20.07)%	29.01%	(1.26)%

Cumulative interest rate-sensitivity as as a percentage of interest-earning assets	2.08%	(20.07)%	(20.07)%	8.94%	7.68%

(1)	Interest-bearing Demand and Savings Accounts for repricing purposes are considered to reprice within 3 months or less.
(2)	Short-term borrowings for repricing purposes are considered to reprice within 3 months or less.

The foregoing table indicates that we had a one year negative gap of ($221) million, or (20.07) percent of total assets at June 30, 2006. In theory, this would indicate that at June 30, 2006, $221 million more in liabilities than assets would reprice if there were a change in interest rates over the next 365 days. Thus, if interest rates were to increase, the gap would indicate a resulting decrease in net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net

Part I (Continued)

Item 3 (Continued)

interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and our supporting liability can vary significantly while the timing of repricing of both the assets and our supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposits.

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

The Company is now utilizing SunTrust Asset/Liability Management Analysis for a more dynamic analysis of balance sheet structure. The Company has established earnings at risk for net-interest income in a +/- 200 basis point rate shock to be no more than a fifteen percent percentage change. The most recent analysis as of March 31, 2006 indicates that net interest income would deteriorate 8.78% with a 200 basis point decrease and would improve 4.87% with a 200 basis point increase. The Company has established equity at risk in a +/- 200 basis points rate shock to be no more than a twenty percent percentage change. The most recent analysis as of March 31, 2006 indicates that net economic value of equity percentage change would be up 1.62 percent with a 200 basis point increase and would decrease 9.79 percent with a 200 basis point decrease. The Company has established its one year gap to be 0.80 percent to 1.20 percent. The most recent analysis as of March 31, 2006 indicates a one year gap of 0.96 percent. The analysis reflects net interest margin compression in a declining interest rate environment. Given that interest rates are at or near its peak, the Company is focusing on areas to minimize margin compression in the future. These include locking in more loans at a fixed rate versus a variable rate, minimizing dollars in Federal funds, extending out on the yield curve with investments, securing brokered certificates of deposit for terms less than one year and focusing on reduction of nonperforming assets.

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

Part II (Continued)

Item 6 (Continued)

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None

ITEM 1A – RISK FACTORS

During the period covered by this report, there have been no material changes from risk factors as previously disclosed in the registrant’s Form 10-K filed on March 15, 2006 in response to Item 1A to Part I of Form 10-K.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders of the Company was held on April 25, 2006. At the Annual Meeting of the Shareholders, proxies were solicited under Regulation 14 of the Securities and Exchange Act of 1934. Total shares eligible to vote amounted to 7,190,735. A total of 4,954,720.01 shares (68.90%) were represented by shareholders in attendance or by proxy. The following directors were elected to serve one year until the next annual meeting:

	For	Against	Abstained
Morris Downing	4,946,323.01	8,397.00	—
Dan Minix	4,952,078.01	2,642.00	—
Sidney Ross	4,950,672.01	4,048.00	—
Jerry Harrell	4,842,602.01	112,118.00	—
Terry Hester	4,951,104.01	3,616.00	—
Terry Coleman	4,946,682.87	8,037.14	—
Gene Waldron	4,952,078.01	2,642.00	—
Bill Roberts	4,947,297.01	7,423.00	—
Al Ross	4,952,078.01	2,642.00	—
Charles Myler	4,947,297.01	7,423.00	—

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

3.1 Articles of Incorporation

-filed as Exhibit 3(a) to the Registrant’s Registration Statement on Form 10 (File No. 0-18486), filed with the Commission on April 25, 1990 and incorporated herein by reference

3.2 Bylaws, as Amended

-filed as Exhibit 3(b) to the Registrant’s Registration Statement on Form 10 (File No. 0-18486), filed with the Commission on April 25, 1990 and incorporated herein by reference

Part 1 (Continued)

Item 3 (Continued)

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

/s/ Al D. Ross
Date: August 7, 2006	Al D. Ross,
President and Chief Executive Officer

/s/ Terry L. Hester
Date: August 7, 2006	Terry L. Hester, Executive Vice President and
Chief Financial Officer