Form 10-Q
period 2006-09-30
COLONY BANKCORP INC
filed 2006-11-08
CIK 711669

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR QUARTER ENDED SEPTEMBER 30, 2006	COMMISSION FILE NUMBER 0-12436

COLONY BANKCORP, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

GEORGIA	58-1492391
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

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

LARGE ACCELERATED FILER  ☐    ACCELERATED FILER  ☒    NON ACCELERATED FILER  ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE ACT).    YES  ☐    NO  ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS	OUTSTANDING AT NOVEMBER 8, 2006
COMMON STOCK, $1 PAR VALUE	7,190,187

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

A.	CONSOLIDATED BALANCE SHEETS – SEPTEMBER 30, 2006 AND DECEMBER 31, 2005.

B.	CONSOLIDATED STATEMENTS OF INCOME – FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005.

C.	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005.

D.	CONSOLIDATED STATEMENTS OF CASH FLOWS – FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005.

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2006 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

COLONY BANKCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

(DOLLARS IN THOUSANDS)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS

Cash and Cash Equivalents
Cash and Due from Banks	$23,254	$21,606
Federal Funds Sold	35,577	57,456

	58,831	79,062

Interest-Bearing Deposits	3,156	1,635

Investment Securities
Available for Sale, at Fair Value	140,010	124,247
Held to Maturity, at Cost (Fair Value of $78 and $79, as of September 30, 2006 and December 31, 2005, Respectively)	78	79

	140,088	124,326

Federal Home Loan Bank Stock, at Cost	5,222	5,034

Loans	939,139	859,117
Allowance for Loan Losses	(12,308)	(10,762)
Unearned Interest and Fees	(499)	(302)

	926,332	848,053

Premises and Equipment	27,558	25,676

Other Real Estate	552	2,170

Goodwill	2,412	2,412

Other Intangible Assets	448	520

Other Assets	21,783	19,450

Total Assets	$1,186,382	$1,108,338

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Noninterest-Bearing	$72,033	$78,778
Interest-Bearing	944,294	865,587

	1,016,327	944,365

Borrowed Money
Subordinated Debentures	24,229	19,074
Other Borrowed Money	63,500	70,226

	87,729	89,300

Other Liabilities	7,974	6,545

Commitments and Contingencies
Stockholders’ Equity
Common Stock, Par Value $1 a Share, Authorized 20,000,000 Shares, Issued 7,190,187 and 7,181,320 Shares as of September 30, 2006 and December 31, 2005, Respectively	7,190	7,181
Paid-In Capital	24,202	24,000
Retained Earnings	44,417	38,602
Restricted Stock - Unearned Compensation	(346)	(302)
Accumulated Other Comprehensive Loss, Net of Tax	(1,111)	(1,353)

	74,352	68,128

Total Liabilities and Stockholders’ Equity	$1,186,382	$1,108,338

The accompanying notes are an integral part of these statements.

COLONY BANKCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	09/30/2006	09/30/2005	09/30/2006	09/30/2005
Interest Income
Loans, Including Fees	$19,665	$15,065	$55,070	$42,179
Federal Funds Sold	462	241	1,458	669
Deposits with Other Banks	38	23	92	57
Investment Securities
U.S. Government Agencies	1,370	782	3,716	2,420
State, County and Municipal	95	60	274	178
Corporate Obligations	43	36	116	102
Dividends on Other Investments	75	55	203	136

	21,748	16,262	60,929	45,741

Interest Expense
Deposits	9,762	5,984	25,938	15,531
Federal Funds Purchased	12	8	28	15
Borrowed Money	1,180	1,004	3,556	2,832

	10,954	6,996	29,522	18,378

Net Interest Income	10,794	9,266	31,407	27,363
Provision for Loan Losses	1,021	869	2,990	2,702

Net Interest Income After Provision for Loan Losses	9,773	8,397	28,417	24,661

Noninterest Income
Service Charges on Deposits	1,193	1,077	3,380	3,057
Other Service Charges, Commissions and Fees	207	186	625	539
Mortgage Fee Income	180	146	516	379
Other	318	124	1,003	659

	1,898	1,533	5,524	4,634

Noninterest Expenses
Salaries and Employee Benefits	4,350	3,580	12,676	10,454
Occupancy and Equipment	1,047	994	3,035	2,819
Other	2,283	1,917	6,655	5,794

	7,680	6,491	22,366	19,067

Income Before Income Taxes	3,991	3,439	11,575	10,228
Income Taxes	1,369	1,188	4,034	3,556

Net Income	$2,622	$2,251	$7,541	$6,672

Net Income Per Share of Common Stock
Basic	$0.36	$0.32	$1.05	$0.93

Diluted	$0.36	$0.31	$1.05	$0.93

Weighted Average Basic Shares Outstanding	7,181,894	7,143,741	7,176,186	7,143,741

Weighted Average Diluted Shares Outstanding	7,181,894	7,171,622	7,177,042	7,173,602

Cash Dividends Declared Per Share of Common Stock	$0.0825	$0.0720	$0.2400	$0.2100

The accompanying notes are an integral part of these statements.

COLONY BANKCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	09/30/06	09/30/05	09/30/06	09/30/05
Net Income	$2,622	$2,251	$7,541	$6,672

Other Comprehensive Income, Net of Tax
Gains (Losses) on Securities Arising During the Year	1,209	(150)	242	(167)
Reclassification Adjustment	0	0	0	0

Unrealized Gains (Losses) on Securities	1,209	(150)	242	(167)

Comprehensive Income	$3,831	$2,101	$7,783	$6,505

The accompanying notes are an integral part of these statements.

COLONY BANKCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income	$7,541	$6,672
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	1,441	1,396
Provision for Loan Losses	2,990	2,702
Amortization and Accretion	573	1,107
(Gain) Loss on Sale of Other Real Estate and Repossessions	(111)	40
Gain on Sale of Equipment	0	(2)
Increase in Cash Surrender Value of Life Insurance	(106)	(116)
Other Prepaids, Deferrals and Accruals, Net	(732)	247

	11,596	12,046

CASH FLOWS FROM INVESTING ACTIVITIES

Federal Home Loan Bank Stock	(188)	(623)
Purchases of Investment Securities Available for Sale	(34,121)	(24,691)
Proceeds from Maturities, Calls, and Paydowns of Investment Securities:
Available for Sale	18,545	28,292
Held to Maturity	9	8
Other Investments	(200)	—
Interest-Bearing Deposits in Other Banks	(1,521)	(1,004)
Net Loans to Customers	(84,190)	(68,286)
Purchase of Premises and Equipment	(3,328)	(4,033)
Other Real Estate and Repossessions	4,590	1,303
Proceeds from Sale of Premises and Equipment	5	12
Investment in Statutory Trust	(155)	—

	(100,554)	(69,022)

CASH FLOWS FROM FINANCING ACTIVITIES

Noninterest-Bearing Customer Deposits	(6,745)	(1,788)
Interest-Bearing Customer Deposits	78,714	52,219
Dividends Paid	(1,671)	(1,465)
Proceeds from Other Borrowed Money	35,500	13,000
Principal Payments on Other Borrowed Money	(42,226)	(3,669)
Proceeds from Issuance of Subordinated Debentures	5,155	—

	68,727	58,297

Net Increase (Decrease) in Cash and Cash Equivalents	(20,231)	1,321
Cash and Cash Equivalents at Beginning of Period	79,062	64,947

Cash and Cash Equivalents at End of Period	$58,831	$66,268

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

Depreciation is charged to operations over the estimated useful lives of the assets. The estimated useful lives and methods of depreciation are as follows:

Description	Life in Years	Method
Banking Premises	15-40	Straight-Line and Accelerated
Furniture and Equipment	5-10	Straight-Line and Accelerated
Leasehold Improvements	2-20	Straight-Line

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

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This pronouncement, which will be effective for Colony in Fiscal 2007, clarifies accounting for income tax positions that are either: (1) complex, and therefore, subject to varied interpretation, or (2) controversial. Management does not expect this pronouncement to have a significant impact on Colony’s financial position or results of operations in fiscal 2007.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements (FAS 157).” SFAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of SFAS 157, guidance for applying fair value was incorporated in several accounting pronouncements. SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed by level within that hierarchy. While SFAS 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In September 2006, the FASB issued No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106 and 132R.” This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with public traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The adoption of this standard is not expected to have an effect on the Company’s results of operations or financial position.

(2) Cash and Due from Banks

Components of cash and balances due from banks are as follows as of September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Cash on Hand and Cash Items	$8,771	$8,971
Noninterest-Bearing Deposits with Other Banks	14,483	12,635

	$23,254	$21,606

As of September 30, 2006, the Banks had required deposit reserves of approximately $2,755 with the Federal Reserve that was satisfied with cash on hand.

(3) Investment Securities

Investment securities as of September 30, 2006 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U.S. Government Agencies
Mortgage Backed	$80,413	$164	$(1,392)	$79,185
Other	48,395	76	(612)	47,859
State, County & Municipal	9,696	40	(83)	9,653
Corporate Obligations	3,026	—	(22)	3,004
Marketable Equity Securities	163	159	(13)	309

	$141,693	$439	$(2,122)	$140,010

Securities Held to Maturity:
State, County and Municipal	$78	$—	$—	$78

The amortized cost and fair value of investment securities as of September 30, 2006, by contractual maturity, are shown hereafter. Expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in One Year or Less	$5,661	$5,628
Due After One Year Through Five Years	47,125	46,522
Due After Five Years Through Ten Years	7,119	7,148	$78	$78
Due After Ten Years	1,212	1,218	—	—

	61,117	60,516	78	78

Mortgage Backed Securities	80,413	79,185	—	—
Marketable Equity Securities	163	309	—	—

	$141,693	$140,010	$78	$78

(3) Investment Securities (Continued)

Investment securities as of December 31, 2005 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U.S. Government Agencies
Mortgage Backed	$74,811	$22	$(1,545)	$73,288
Other	39,073	23	(651)	38,445
State, County & Municipal	9,187	51	(47)	9,191
Corporate Obligations	3,062	—	(39)	3,023
Marketable Equity Securities	163	151	(14)	300

	$126,296	$247	$(2,296)	$124,247

Securities Held to Maturity:
State, County and Municipal	$79	$—	$—	$79

Investment securities having a carry value approximating $78,041 and $63,487 as of September 30, 2006 and December 31, 2005, respectively, were pledged to secure public deposits and for other purposes.

Information pertaining to securities with gross unrealized losses at September 30, 2006 and December 31, 2005 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2006
U.S. Government Agencies
Mortgage Backed	$8,620	$(100)	$50,256	$(1,292)	$58,876	$(1,392)
Other	5,946	(27)	28,997	(585)	34,943	(612)
State, County and Municipal	6,144	(56)	1,489	(27)	7,633	(83)
Corporate Obligations	—	—	1,978	(22)	1,978	(22)
Marketable Equity Securities	—	—	47	(13)	47	(13)

	$20,710	$(183)	$82,767	$(1,939)	$103,477	$(2,122)

December 31, 2005
U.S. Government Agencies
Mortgage Backed	$28,900	$(409)	$37,482	$(1,137)	$66,382	$(1,546)
Other	20,677	(337)	11,305	(314)	31,982	(651)
State, County and Municipal	4,041	(33)	406	(14)	4,447	(47)
Corporate Obligations	1,002	(20)	1,016	(18)	2,018	(38)
Marketable Equity Securities	47	(14)	—	—	47	(14)

	$54,667	$(813)	$50,209	$(1,483)	$104,876	$(2,296)

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

(3) Investment Securities (Continued)

At September 30, 2006, the debt securities with unrealized losses have depreciated 2.01 percent from the Company’s amortized cost basis. These securities are guaranteed by either U.S. Government or other governments. These unrealized losses relate principally to current interest rates for similar type of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

(4) Loans

The composition of loans as of September 30, 2006 and December 31, 2005 was as follows:

	September 30, 2006	December 31, 2005
Commercial, Financial and Agricultural	$71,352	$48,849
Real Estate – Construction	187,139	152,944
Real Estate – Farmland	44,187	37,152
Real Estate – Other	539,299	529,599
Installment Loans to Individuals	77,126	73,473
All Other Loans	20,036	17,100

	$939,139	$859,117

Nonaccrual loans are loans for which principal and interest are doubtful of collection in accordance with original loan terms and for which accruals of interest have been discontinued due to payment delinquency. Nonaccrual loans totaled $7,353 and $8,579 as of September 30, 2006 and December 31, 2005, respectively and total recorded investment in loans past due 90 days or more and still accruing interest approximated $12 and $14, respectively.

(5) Allowance for Loan Losses

Transactions in the allowance for loan losses are summarized below for nine months ended September 30, 2006 and September 30, 2005 as follows:

	September 30, 2006	September 30, 2005
Balance, Beginning	$10,762	$10,012
Provision Charged to Operating Expenses	2,990	2,702
Loans Charged Off	(2,021)	(2,266)
Loan Recoveries	577	215

Balance, Ending	$12,308	$10,663

(6) Premises and Equipment

Premises and equipment are comprised of the following as of September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Land	$7,302	$6,094
Building	20,853	18,687
Furniture, Fixtures and Equipment	12,221	11,547
Leasehold Improvements	994	966
Construction in Progress	—	1,076

	41,370	38,370

Accumulated Depreciation	(13,812)	(12,694)

	$27,558	$25,676

Depreciation charged to operations totaled $1,441 and $1,396 for September 30, 2006 and September 30, 2005, respectively.

Certain Company facilities and equipment are leased under various operating leases. Rental expense approximated $243 and $257 for nine months ended September 30, 2006 and September 30, 2005, respectively.

(7) Goodwill and Intangible Assets

The following is an analysis of the goodwill and core deposit intangible asset activity for the nine months ended September 30, 2006 and September 30, 2005:

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Goodwill
Balance, Beginning	$2,412	$2,412
Goodwill Acquired	—	—

Balance, Ending	$2,412	$2,412

Net Core Deposit, Intangible
Balance, Beginning	$520	$634
Amortization Expense	(72)	(89)

Balance, Ending	$448	$545

The following table reflects the expected amortization for the core deposit intangible at September 30, 2006:

2006	$9
2007	36
2008	36
2009	36
2010 and thereafter	331

$448

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

(9) Deposits

The aggregate amount of overdrawn deposit accounts reclassified as loan balances totaled $673 and $594 as of September 30, 2006 and December 31, 2005.

Components of interest-bearing deposits as of September 30, 2006 and December 31, 2005 are as follows:

	September 30, 2006	December 31, 2005
Interest-Bearing Demand	$168,854	$187,736
Savings	35,915	35,245
Time, $100,000 and Over	370,203	283,583
Other Time	369,322	359,023

	$944,294	$865,587

At September 30, 2006 and December 31, 2005, the Company had brokered deposits of $92,791 and $45,729 respectively. The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $100,000 was approximately $336,715 and $234,307 as of September 30, 2006 and December 31, 2005, respectively.

As of September 30, 2006 and December 31, 2005, the scheduled maturities of certificates of deposits are as follows:

Maturity	September 30, 2006	December 31, 2005
One Year and Under	$661,443	$543,311
One to Three Years	49,361	74,215
Three Years and Over	28,721	25,080

	$739,525	$642,606

(10) Other Borrowed Money

Other borrowed money at September 30, 2006 and December 31, 2005 is summarized as follows:

	September 30, 2006	December 31, 2005
Federal Home Loan Bank Advances	$63,500	$67,500
The Banker’s Bank Note Payable	0	2,500
The Banker’s Bank Note Payable	0	226

	$63,500	$70,226

Advances from the Federal Home Loan Bank (FHLB) have maturities ranging from 2006 to 2019 and interest rates ranging from 2.74 percent to 5.93 percent. Under the Blanket Agreement for Advances and Security Agreement with the FHLB, residential first mortgage loans, commercial real estate loans and cash balances held by the FHLB are pledged as collateral for the FHLB advances outstanding. At September 30, 2006, the Company had available line of credit commitments totaling $101,809, of which $38,309 was available.

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

The Banker’s Bank note payable was renewed on January 7, 2003 for $1,113 at a rate of the Wall Street Prime minus one half percent. Payments are due monthly with the entire unpaid balance due January 7, 2007. The debt is secured by all furniture, fixtures, machinery, equipment and software of Colony Management Services, Inc. Colony Bankcorp, Inc. guarantees the debt. The loan was paid off in August 2006.

(10) Other Borrowed Money (Continued)

The aggregate stated maturities of other borrowed money at September 30, 2006 are as follows:

Year	Amount
2007	$17,000
2008	9,500
2009	—
2010 and Thereafter	37,000

$63,500

(11) Subordinated Debentures (Trust Preferred Securities)

During the first quarter of 2002, the Company formed a subsidiary whose sole purpose was to issue $9,000 in Trust Preferred Securities through a pool sponsored by FTN Financial Capital Markets. The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions. At September 30, 2006, the floating-rate securities had a 8.97 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 3.60 percent.

During the fourth quarter of 2002, the Company formed a second subsidiary whose sole purpose was to issue $5,000 in Trust Preferred Securities through a pool sponsored by FTN Financial Capital Markets. The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions. At September 30, 2006 the floating-rate securities had a 8.62 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 3.25 percent.

During the second quarter of 2004, the Company formed a third subsidiary whose sole purpose was to issue $4,500 in Trust Preferred Securities through a pool sponsored by FTN Financial Capital Markets. The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions. At September 30, 2006, the floating rate securities had a 8.07 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 2.68 percent.

During the second quarter of 2006, the Company formed a fourth subsidiary whose sole purpose was to issue $5,000 in Trust Preferred Securities through a pool sponsored by SunTrust Capital Markets. The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions. At September 30, 2006 the floating-rate securities had a 6.87 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 1.50 percent.

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

(12) Restricted Stock – Unearned Compensation

In 1999, the board of directors of Colony Bankcorp, Inc. adopted a restricted stock grant plan which awards certain executive officers common shares of the Company. The maximum number of shares (split-adjusted) which may be subject to restricted stock awards is 64,701. During 2000 – 2006, 72,928 split-adjusted shares were issued under this plan and since the plan’s inception, 11,102 shares have been forfeited; thus, remaining shares which may be subject to restricted stock awards are 2,875 at September 30, 2006. The shares are recorded at fair market value (on the date granted) as a separate component of stockholders’ equity. The cost of these shares is being amortized against earnings using the straight-line method over three years (the restriction period.)

In April 2004, the stockholders of Colony Bankcorp, Inc. adopted a restricted stock grant plan which awards certain executive officers common shares of the Company. The maximum number of shares which may be subject to restricted stock awards (split-adjusted) is 143,500. During 2006, 6,855 shares were issued under this plan and since the plan’s inception 1,048 shares have been forfeited, thus remaining shares which may be subject to restricted stock awards are 137,693 at September 30, 2006. The shares are recorded at fair market value (on the date granted) as a separate component of stockholders’ equity. The cost of these shares is being amortized against earnings using the straight-line method over three years (the restriction period).

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

At September 30, 2006 and December 31, 2005 the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	September 30, 2006	December 31, 2005
Loan Commitments	$115,362	$112,056
Standby Letters of Credit	3,152	2,572
Performance Letter of Credit	0	472

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

(15) Deferred Compensation Plan (Continued)

Liabilities accrued under the plans totaled $1,096 and $1,114 as of September 30, 2006 and December 31, 2005, respectively. Benefit payments under the contracts were $127 and $126 for the nine month period ended September 30, 2006 and September 30, 2005, respectively. Provisions charged to operations totaled $109 and $314 for the nine month period ended September 30, 2006 and September 30, 2005, respectively.

Fee income recognized with deferred compensation plans totaled $106 and $279 for nine month period ended September 30, 2006 and September 30, 2005, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The amounts and ratios as defined in regulations are presented hereafter. Management believes, as of September 30, 2006, the Company meets all capital adequacy requirements to which it is subject under the regulatory framework for prompt corrective action. In the opinion of management, there are no conditions or events since prior notification of capital adequacy from the regulators that have changed the institution’s category.

(16) Regulatory Capital Matters (Continued)

The following table summarizes regulatory capital information as of September 30, 2006 and December 31, 2005 on a consolidated basis and for each significant subsidiary, as defined.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2006

Total Capital to Risk-Weighted Assets Consolidated	$107,971	11.44%	$75,490	8.00%	$94,363	10.00%
Fitzgerald	18,267	11.01	13,270	8.00	16,587	10.00
Ashburn	28,682	11.14	20,593	8.00	25,741	10.00
Worth	14,336	10.82	10,599	8.00	13,249	10.00
Southeast	19,605	10.89	14,398	8.00	17,998	10.00
Quitman	12,009	11.78	8,157	8.00	10,197	10.00

Tier 1 Capital to Risk-Weighted Assets Consolidated	$96,103	10.18%	$37,745	4.00%	$56,618	6.00%
Fitzgerald	16,127	9.72	6,635	4.00	9,952	6.00
Ashburn	25,460	9.89	10,296	4.00	15,445	6.00
Worth	12,679	9.57	5,299	4.00	7,949	6.00
Southeast	17,521	9.73	7,199	4.00	10,798	6.00
Quitman	10,741	10.53	4,079	4.00	6,118	6.00

Tier 1 Capital to Average Assets Consolidated	$96,103	8.27%	$46,469	4.00%	$58,086	5.00%
Fitzgerald	16,127	7.98	8,087	4.00	10,108	5.00
Ashburn	25,460	7.78	13,096	4.00	16,370	5.00
Worth	12,679	7.61	6,665	4.00	8,332	5.00
Southeast	17,521	8.73	8,027	4.00	10,034	5.00
Quitman	10,741	7.46	5,759	4.00	7,199	5.00

16) Regulatory Capital Matters (Continued)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005

Total Capital to Risk-Weighted Assets Consolidated	$95,873	11.02%	$69,600	8.00%	$87,000	10.00%
Fitzgerald	16,801	11.34	11,849	8.00	14,811	10.00
Ashburn	28,183	11.07	20,363	8.00	25,454	10.00
Worth	13,718	10.48	10,475	8.00	13,094	10.00
Southeast	15,025	10.30	11,665	8.00	14,581	10.00
Quitman	11,237	12.15	7,397	8.00	9,246	10.00

Tier 1 Capital to Risk-Weighted Assets Consolidated	$85,049	9.78%	$34,800	4.00%	$52,200	6.00%
Fitzgerald	14,988	10.12	5,924	4.00	8,887	6.00
Ashburn	24,999	9.82	10,181	4.00	15,272	6.00
Worth	12,079	9.22	5,238	4.00	7,856	6.00
Southeast	13,687	9.39	5,833	4.00	8,749	6.00
Quitman	10,164	10.99	3,698	4.00	5,548	6.00

Tier 1 Capital to Average Assets Consolidated	$85,049	7.77%	$43,768	4.00%	$54,710	5.00%
Fitzgerald	14,988	8.03	7,463	4.00	9,329	5.00
Ashburn	24,999	7.60	13,162	4.00	16,452	5.00
Worth	12,079	7.25	6,668	4.00	8,335	5.00
Southeast	13,687	8.36	6,551	4.00	8,188	5.00
Quitman	10,164	8.06	5,044	4.00	6,305	5.00

(17) Financial Information of Colony Bankcorp, Inc. (Parent Only)

The parent company’s balance sheets as of September 30, 2006 and December 31, 2005 and the related statements of income and comprehensive income and cash flows are as follows:

COLONY BANKCORP, INC. (PARENT ONLY)

BALANCE SHEETS

SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

	September 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
ASSETS

Cash	$1,724	$229
Premises and Equipment, Net	1,273	1,285
Investment in Subsidiaries, at Equity	95,649	88,376
Other	905	788

Totals Assets	$99,551	$90,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Dividends Payable	$593	$538
Other	377	438

	970	976

Other Borrowed Money	0	2,500

Subordinated Debt	24,229	19,074

Stockholders’ Equity
Common Stock, Par Value $1 a Share; Authorized 20,000,000 Shares, Issued 7,190,187 and 7,181,320 Shares as of September 30, 2006 and December 31, 2005, Respectively	7,190	7,181
Paid-In Capital	24,202	24,000
Retained Earnings	44,417	38,602
Restricted Stock - Unearned Compensation	(346)	(302)
Accumulated Other Comprehensive Loss, Net of Tax	(1,111)	(1,353)

	74,352	68,128

Total Liabilities and Stockholders’ Equity	$99,551	$90,678

(17) Financial Information of Colony Bankcorp, Inc. (Parent Only) (Continued)

COLONY BANKCORP, INC. (PARENT ONLY)

STATEMENT OF INCOME AND COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

(UNAUDITED)

	SEPTEMBER 30, 2006	SEPTEMBER 30, 2005
Income
Dividends from Subsidiaries	$5,108	$3,452
Other	79	52
	5,187	3,504

Expenses
Interest	1,415	946
Salaries and Employee Benefits	806	773
Other	589	551

	2,810	2,270

Income Before Taxes and Equity in Undistributed Earnings of Subsidiaries	2,377	1,234
Income Tax (Benefits)	(788)	(725)

Income Before Taxes and Equity in Undistributed Earnings of Subsidiaries	3,165	1,959
Equity in Undistributed Earnings of Subsidiaries	4,376	4,713

Net Income	7,541	6,672

Other Comprehensive Income, Net of Tax
Gains (Losses) on Securities Arising During Year	242	(167)
Reclassification Adjustment	0	0

Unrealized Gains (Losses) in Securities	242	(167)

Comprehensive Income	$7,783	$6,505

(17) Financial Information of Colony Bankcorp, Inc. (Parent Only) (Continued)

COLONY BANKCORP, INC. (PARENT ONLY)

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

(UNAUDITED)

	2006	2005
Cash Flows from Operating Activities
Net Income	$7,541	$6,672
Adjustments to Reconcile Net Income to Net Cash Provided from Operating Activities
Depreciation and Amortization	229	192
Equity in Undistributed Earnings of Subsidiary	(4,376)	(4,713)
Other	(178)	(37)

	3,216	2,114

Cash Flows from Investing Activities
Capital Infusion in Subsidiary	(2,500)	(1,950)
Purchases of Premises and Equipment	(50)	(196)
Investment in Statutory Trust	(155)	—

	(2,705)	(2,146)

Cash Flows from Financing Activities
Dividends Paid	(1,671)	(1,465)
Principal Payments on Other Borrowed Money	(2,500)	—
Proceeds from Other Borrowed Money	—	1,500
Proceeds from Issuance of Subordinated Debentures	5,155	—

	984	35

Net Increase in Cash	1,495	3

Cash, Beginning	229	163

Cash, Ending	$1,724	$166

(18) Earnings Per Share

SFAS No. 128 establishes standards for computing and presenting basic and diluted earnings per share. Basic earnings per share is calculated and presented based on income available to common stockholders divided by the weighted average number of shares outstanding during the reporting periods. Diluted earnings per share reflects the potential dilution of restricted stock. The following presents earnings per share for the three months and nine months ended September 30, 2006 and 2005, respectively, under the requirements of Statement 128:

	Three Months Ended September 30, 2006			Three Months Ended September 30, 2005
	Income Numerator	Common Shares Denominator	EPS	Income Numerator	Common Shares Denominator	EPS
Basic EPS
Income Available to Common Stockholders	$2,622	7,182	$0.36	$2,251	7,144	$0.32

Dilutive Effect of Potential Common Stock
Restricted Stock		0			28

Diluted EPS
Income Available to Common Stockholders After Assumed Conversions of
Dilutive Securities	$2,622	7,182	$0.36	$2,251	7,172	$0.31

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
	Income Numerator	Common Shares Denominator	EPS	Income Numerator	Common Shares Denominator	EPS
Basic EPS
Income Available to Common Stockholders	$7,541	7,176	$1.05	$6,672	7,144	$0.93

Dilutive Effect of Potential Common Stock
Restricted Stock		1			30

Diluted EPS
Income Available to Common Stockholders After Assumed Conversions of Dilutive Securities	$7,541 7,177		$1.05	$6,672	7,174	$0.93

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

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of September 30, 2006 and 2005, and results of operations for each of three months and nine months in the periods ended September 30, 2006 and 2005. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 34 percent federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.

Dollar amounts in tables are stated in thousands, except for per share amounts.

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets. Net income totaled $2.62 million, or $0.36 diluted per common share, in three months ended September 30, 2006 compared to $2.25 million, or $0.31 diluted per common share, in three months ended September 30, 2005 and net income totaled $7.54 million or $1.05 diluted per common share in nine months ended September 30, 2006 compared to $6.67 million, or $0.93 diluted per common share in nine months ended September 30, 2005.

Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Taxable-equivalent net interest income	$10,866	$9,325	$31,592	$27,533
Taxable-equivalent adjustment	72	59	185	170

Net interest income	10,794	9,266	31,407	27,363
Provision for possible loan losses	1,021	869	2,990	2,702
Noninterest income	1,898	1,533	5,524	4,634
Noninterest expense	7,680	6,491	22,366	19,067

Income before income taxes	3,991	3,439	11,575	10,228
Income Taxes	1,369	1,188	4,034	3,556

Net income	$2,622	$2,251	$7,541	$6,672

Basic per common share:
Net income	$0.36	$0.32	$1.05	$0.93
Diluted per common share:
Net income	$0.36	$0.31	$1.05	$0.93
Return on average assets:
Net income	0.90%	0.87%	0.88%	0.88%
Return on average equity:
Net income	14.45%	13.60%	14.22%	13.83%

Income from operations for three months ended September 30, 2006 increased $0.371 million, or 16.48 percent, compared to the same period in 2005. The increase was primarily the result of a $1.528 million increase in net interest income and an increase of $0.365 million in noninterest income. This was offset by a $1.189 million increase in noninterest expense, a $0.181 million increase in income tax expense and a $0.152 million increase in provision for loan losses.

Income from operations for nine months ended September 30, 2006 increased $0.869 million, or 13.02 percent, compared to the same period in 2005. The increase was primarily the result of a $4.044 million increase in net interest income and an increase of $0.890 million in noninterest income. This was offset by a $3.299 million increase in noninterest expense, a $0.478 million increase in income tax expense and an increase of $0.288 million in provision for loan losses.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 47.26 percent of total revenue for nine months ended September 30, 2006 and 54.32 percent for the same period a year ago.

Net interest margin is the taxable-equivalent net interest income as a percentage of average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Company’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, began 2001 at 9.50 percent and decreased 475 basis points during 2001 to end the year at 4.75 percent. During 2002, the prime rate decreased 50 basis points to end the year at 4.25 percent. During 2003, the prime rate decreased 25 basis points to end the year at 4.00 percent. During 2004, the prime rate increased 125 basis points to end the year at 5.25 percent and during 2005, the prime rate increased 200 basis points to end the year at 7.25 percent. During 2006, the prime rate has increased 100 basis points to end the quarter at 8.25 percent. The federal funds rate moved similar to prime rate with interest rates of 1.75 percent, 1.25 percent , 1.00 percent, 2.25 percent and 4.25 percent, respectively, as of year-end 2001, 2002, 2003, 2004 and 2005. During 2006, the federal funds rate has increased 100 basis points to end the quarter at 5.25 percent. It is anticipated that the Federal Reserve will move toward a neutral stance during the balance of 2006 and first half of 2007.

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

Rate/Volume Analysis

The rate/volume analysis presented hereafter illustrates the change from September 30, 2005 to September 30, 2006 for each component of the taxable equivalent net interest income separated into the amount generated through volume changes and the amount generated by changes in the yields/rates.

	Changes from September 30, 2005 to September 30, 2006 (1)
($ in thousands)	Volume	Rate	Total
Interest Income
Loans, Net-taxable	$4,898	$7,989	$12,887

Investment Securities
Taxable	440	928	1,368
Tax-exempt	38	19	57

Total Investment Securities	478	947	1,425

Interest-Bearing Deposits in other Banks	(2)	37	35

Federal Funds Sold	193	596	789

Other Interest - Earning Assets	11	56	67

Total Interest Income	5,578	9,625	15,203

Interest Expense
Interest-Bearing Demand and Savings Deposits	122	1,056	1,178
Time Deposits	2,245	6,984	9,229

Federal Funds Purchased	5	8	13
Subordinated Debentures	151	299	450
Other Borrowed Money	43	231	274

Total Interest Expense	2,566	8,578	11,144

Net Interest Income	$3,012	$1,047	$4,059

(1)	Changes in net interest income for the periods, based on either changes in average balances or changes in average rates for interest-earning assets and interest-bearing liabilities, are shown on this table. During each year, there are numerous and simultaneous balance and rate changes; therefore, it is not possible to precisely allocate the changes between balances and rates. For the purpose of this table, changes that are not exclusively due to balance changes or rate changes have been attributed to rates.

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

The Company maintains about 42 percent of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years. The liabilities to fund assets are primarily in short term certificate of deposits that mature within one year. This balance sheet composition has allowed the Company to be relatively constant with its net interest margin the past several years, though the unprecedented 475 basis point decrease by U.S. Federal Reserve in 2001, 50 basis point decrease in 2002 and 25 basis point decrease in 2003 resulted in significant net interest margin pressure. During 2004 and 2005, interest rates increased 125 basis points and 200 basis points respectively, while another 100 basis point increase has occurred during 2006. These increases have resulted in stable net interest margins. Net interest margin increased to 3.89 percent for nine months ended September 30, 2006 compared to 3.82 percent for the same period a year ago. We anticipate slight improvement or a flat margin for the balance of 2006 given the Federal Reserve’s present interest rate forecast of neutral for the balance of 2006.

Taxable-equivalent net interest income for nine months ended September 30, 2006 increased $4.059 million, or 14.74 percent compared to the same period a year ago. The significant fluctuation between the comparable periods resulted from the positive impact of growth in the average volume of earning assets that was partially offset by the negative impact of increasing average interest rates. The average volume of earning assets during nine months ended September 30, 2006 increased almost $122 million compared to the same period a year ago while over the same period the net interest margin increased by 7 basis points from 3.82 percent to 3.89 percent. Growth in average earning assets during 2006 and 2005 was primarily in loans. The increase in the net interest margin in 2006 was primarily the result of the general increase in market interest rates and the increase in average earning assets.

The average volume of loans increased $93.7 million in nine months ended September 30, 2006 compared to the same period a year ago. The average yield on loans increased 118 basis points in nine months ended September 30, 2006 compared to the same period a year ago. Funding for this growth was primarily provided by deposit growth. The average volume of deposits increased $117.5 million in nine months ended September 30, 2006 compared to the same period a year ago. Interest-bearing deposits made up 94.2 percent of the growth in average deposits in nine months ended September 30, 2006. Accordingly, the ratio of average interest-bearing deposits to total average deposits was 92.5 percent in nine months ended September 30, 2006 compared to 92.3 percent in the same period a year ago. This deposit mix, combined with a general increase in market rates, had the effect of (i) increasing the average cost of total deposits by 113 basis points in nine months ended September 30, 2006 compared to the same period a year ago and, (ii) mitigating a portion of the impact of increasing yields on earning assets.

The Company’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.57 percent in nine months ended September 30, 2006 compared to 3.59 percent in the same period a year ago. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $2.99 million in nine months ended September 30, 2006 compared to $2.702 million in the same period a year ago. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

NonInterest Income

The components of noninterest income were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Service Charges on Deposit Accounts	$1,193	$1,077	$3,380	$3,057
Other Charges, Commissions and Fees	207	186	625	539
Other	318	124	1,003	659
Mortgage Fee Income	180	146	516	379

Total	$1,898	$1,533	$5,524	$4,634

Total noninterest income for three months ended September 30, 2006 increased $365 thousand, or 23.8 percent compared to the same period a year ago. Total noninterest income for nine months ended September 30, 2006 increased $890 thousand, or 19.21 percent compared to the same year ago period. Growth in noninterest income was primarily in service charges on deposit accounts, mortgage fee income and other noninterest income. Changes in these items and the other components of noninterest income are discussed in more detail below.

Service Charges on Deposit Accounts. Service charges on deposit accounts for three months ended September 30, 2006 increased $116 thousand, or 10.77 percent, compared to the same period a year ago. Service charges on deposit accounts for the nine months ended September 30, 2006 increased $323 thousand, or 10.57 percent, compared to the same year ago period. The increase for both periods was primarily due to an increase in overdraft fees, which were mostly related to consumer and commercial accounts.

Mortgage Fee Income. Mortgage fee income for three months ended September 30, 2006 increased $34 thousand, or 23.29 percent, compared to the same period year ago. Mortgage fee income for nine months ended September 30, 2006 increased $137 thousand, or 36.15 percent compared to the same year ago period. The increase for both periods was primarily due to the Company’s focus on generating mortgage fee income. The Company anticipates fee income to continue to show an increase over the previous year, though continued interest rate increases could slow mortgage activity.

All Other Noninterest Income. Other charges, commissions and fees and other income for three months ended September 30, 2006 increased $215 thousand, or 69.35 percent, compared to the same period a year ago. Significant increases were premiums on SBA/FSA loans sold, ATM fees and gain on the sale of assets. Premiums on the sale of SBA/FSA loans increased to $170 thousand from $19 thousand for the same year ago period, ATM fees increased to $170 thousand from $133 thousand and gain on the sale of assets increased to $16 thousand from no gain for the same year ago period. Other charges, commissions and fees and other income for nine months ended September 30, 2006 increased $430 thousand, or 35.89 percent, compared to the same period a year ago. Premiums on the sale of SBA and FSA loans increased to $430 thousand from $42 thousand for the same year ago period, ATM fees increased to $484 thousand from $384 thousand for the same year ago period, and gain on the sale of assets increased to $65 thousand from no gain for the same year ago period. These increases were offset by a decrease in deferred compensation revenue to $106 thousand from $279 thousand for the same year ago period. A one-time gain of $163 thousand was recognized in first quarter 2005 in connection with the deferred compensation plan and demutualization of the insurance companies used to fund the plan.

Noninterest Expense

The components of noninterest expense were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Salaries and Employee Benefits	$4,350	$3,580	$12,676	$10,454
Occupancy and Equipment	1,047	994	3,035	2,819
Other	2,283	1,917	6,655	5,794

Total	$7,680	$6,491	$22,366	$19,067

Total noninterest expense for three months ended September 30, 2006 increased $1.189 million, or 18.32 percent, compared to the same period a year ago. Total noninterest expense for nine months ended September 30, 2006 increased $3.3 million, or 17.30 percent, compared to the same period a year ago. Growth in noninterest expense for both periods was primarily in salaries, employee benefits, occupancy and equipment expense and other noninterest expense. These items and the changes in the various components of noninterest expense are discussed in more detail below.

Salaries and Employee Benefits. Salaries and employee benefits expense for three months ended September 30, 2006 increased $770 thousand, or 21.51 percent, compared to the same period a year ago. Salaries and employee benefits for nine months ended September 30, 2006 increased $2.222 million, or 21.26 percent, compared to the same period a year ago. The increase in both periods is primarily related to increases in headcount and merit increases as a result of new offices with the Company’s denovo branch expansions. The Company opened one new office during second quarter 2006, one during first quarter 2006 and two new offices during the last half of 2005.

Occupancy and Equipment. Net occupancy expense for three months ended September 30, 2006 increased $53 thousand, or 5.33 percent, compared to the same period a year ago and for the nine months ended September 30, 2006 increased $216 thousand, or 7.66 percent compared to the same period a year ago. The increase in both periods is primarily related to two new offices opened during 2006 and two new offices opened during the last half of 2005. The impact of new offices resulted in higher building maintenance, insurance, utilities and depreciation on buildings and equipment.

All Other Non-Interest Expense. All other non-interest expense for three months ended September 30, 2006 increased $366 thousand, or 19.09 percent, compared to the same period a year ago and for the nine months ended September 30, 2006 increased $861 thousand, or 14.86 percent compared to the same period a year ago. Significant increases for three months ended September 30, 2006 compared to the same period a year ago include legal, professional and consultation fees increasing to $285 thousand from $133 thousand, advertising expense increasing to $186 thousand from $108 thousand, and office supplies increasing to $144 thousand from $123 thousand. Significant increases for the nine months ended September 30, 2006 compared to the same period a year ago include legal, professional and consultation fees increasing to $868 thousand from $430 thousand, director fees increasing to $480 thousand from $460 thousand, advertising increasing to $459 thousand from $306 thousand, office supplies increasing to $409 thousand from $362 thousand and travel expense increasing to $158 thousand from $120 thousand, ATM fees increasing to $278 thousand from $224 thousand and telephone and data lines increasing to $521 thousand from $473 thousand. These increases were offset by deferred compensation expense decreasing to $109 thousand from $314 thousand.

Sources and Uses of Funds

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the assets in which those funds are invested as a percentage of the Company’s average total assets for the period indicated. Average assets totaled $1.146 billion in nine months ended September 30, 2006 compared to $1.014 billion in nine months ended September 30, 2005.

	Nine Months Ended September 30,
	2006		2005
Source of Funds:
Deposits:
Noninterest–Bearing	$72,811	6.36%	$65,982	6.51%
Interest-Bearing	903,759	78.87	793,086	78.23
Federal Funds Purchased	717	0.06	549	0.06
Borrowed Money	89,310	7.79	84,698	8.35
Other Noninterest-Bearing Liabilities	8,551	0.75	5,155	0.51
Equity Capital	70,705	6.17	64,323	6.34

Total	$1,145,853	100.00%	$1,013,793	100.00%

Uses of Funds:
Loans	$891,046	77.76%	$798,530	78.77%
Investment Securities	131,674	11.49	112,297	11.08
Federal Funds Sold	40,444	3.53	31,365	3.09
Interest-Bearing Deposits in Other Banks	2,612	0.23	2,725	0.27
Other Interest-Earning Assets	5,219	0.46	4,820	0.47
Other Noninterest-Earning Assets	74,858	6.53	64,056	6.32

Total	$1,145,853	100.00%	$1,013,793	100.00%

Deposits continue to be the Company’s primary source of funding. Over the comparable periods, the relative mix of deposits continues to be high in interest-bearing deposits. Interest-bearing deposits totaled 92.54 percent of total average deposits in nine months ended September 30, 2006 compared to 92.32 percent in the same period a year ago.

The Company primarily invests funds in loans and securities. Loans continue to be the largest component of the Company’s mix of invested assets. Loan demand continues to be strong as total loans were $939 million at September 30, 2006, up 9.31 percent, compared to loans of $859 million at December 31, 2005. See additional discussion regarding the Company’s loan portfolio in the section captioned “Loans” included elsewhere in this discussion. The majority of funds provided by deposit growth have been invested in loans.

Loans

The following table presents the composition of the Company’s loan portfolio as of September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Commercial, Financial and Agricultural	$71,352	$48,849
Real Estate
Construction	187,139	152,944
Mortgage, Farmland	44,187	37,152
Mortgage, Other	539,299	529,599
Consumer	77,126	73,473
Other	20,036	17,100

	939,139	859,117
Unearned Interest and Fees	(499)	(302)
Allowance for Loan Losses	(12,308)	(10,762)

Loans	$926,332	$848,053

The following table presents total loans as of September 30, 2006 according to maturity distribution and/or repricing opportunity on adjustable rate loans:

Maturity and Repricing Opportunity	($ in Thousands)
One Year or Less	$610,157
After One Year through Three Years	261,216
After Three Years through Five Years	52,462
Over Five Years	15,304

$939,139

Overview. Loans totaled $939 million at September 30, 2006, up 9.31 percent from December 31, 2005 loans of $859 million. The majority of the Company’s loan portfolio is comprised of the real estate loans-other, real estate construction and installment loans to individuals. Real estate-other, which is primarily 1-4 family residential properties and nonfarm nonresidential properties, made up 57.42 percent and 61.64 percent of total loans, real estate construction made up 19.93 percent and 17.80 percent, while installment loans to individuals made up 8.21 percent and 8.55 percent of total loans at September 30, 2006 and December 31, 2005, respectively. Real estate loans-other include both commercial and consumer balances.

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

Commercial, Financial and Agricultural. Commercial, financial and agricultural loans at September 30, 2006 increased 46.07 percent from December 31, 2005 to $71 million. The Company’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Company’s loan policy guidelines.

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

	September 30, 2006			December 31, 2005
	Number of Relationships	Period End Balances		Number of Relationships	Period End Balances
		Committed	Outstanding		Committed	Outstanding
Large Credit Relationships:
$10 million and greater	2	$25,821	$18,479	2	$24,854	$19,744
$5 million to $9.9 million	11	$69,628	$57,663	8	$45,645	$39,373

Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table presents the maturity distribution of the Company’s loans at September 30, 2006. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate.

	Due in One Year or Less	After One, but Within Three Years	After Three, but Within Five Years	After Five Years	Total
Loans with fixed interest rates	$226,561	$251,736	$52,462	$15,304	$546,063
Loans with floating interest rates	383,596	9,480	0	0	393,076

Total	$610,157	$261,216	$52,462	$15,304	$939,139

The Company may renew loans at maturity when requested by a customer whose financial strength appears to support such renewal or when such renewal appears to be in the Company’s best interest. In such instances, the Company generally requires payment of accrued interest and may adjust the rate of interest, require a principal reduction or modify other terms of the loan at the time of renewal.

Non-Performing Assets and Potential Problem Loans

Non-performing assets and accruing past due loans as of September 30, 2006 and December 31, 2005 were as follows:

	September 30, 2006	December 31, 2005
Loans accounted for on nonaccrual	$7,353	$8,579
Loans past due 90 days or more	12	14
Other real estate foreclosed	552	2,170

Total non-performing assets	$7,917	$10,763

Non-performing assets as a percentage of:
Total loans and foreclosed assets	0.84%	1.25%
Total assets	0.67%	0.97%
Accruing past due loans:
30-89 days past due	$8,240	$6,829
90 or more days past due	12	14

Total accruing past due loans	$8,252	$6,843

Non-performing assets include non-accrual loans, loans past due 90 days or more, restructured loans and foreclosed real estate. Non-performing assets at September 30, 2006 decreased 26.44 percent from December 31, 2005.

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

	September 30, 2006		December 31, 2005
	Reserve	%*	Reserve	%*
Commercial, Financial and Agricultural	$3,692	8%	$3,229	6%
Real Estate – Construction	923	20%	646	18%
Real Estate – Farmland	615	5%	538	4%
Real Estate – Other	3,816	57%	3,498	62%
Loans to Individuals	2,462	8%	2,152	8%
All other Loans	800	2%	699	2%

Total	$12,308	100%	$10,762	100%

*	Loan balance in each category expressed as a percentage of total end of period loans.

Activity in the allowance for loan losses is presented in the following table. There were no charge-offs or recoveries related to foreign loans during any of the periods presented.

The following table presents an analysis of the Company’s loan loss experience for the periods indicated.

($ in thousands)	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
Allowance for Loan Losses at Beginning of Quarter	$11,658	$10,119

Charge-Off
Commercial, Financial and Agricultural	242	181
Real Estate	44	2
Consumer	130	139
All Other	62	44

	478	366

Recoveries
Commercial, Financial and Agricultural	33	10
Real Estate	1	2
Consumer	56	23
All Other	17	6

	107	41

Net Charge-Offs	371	325

Provision for Loan Losses	1,021	869

Allowance for Loan Losses at End of Quarter	$12,308	$10,663

Ratio of Net Charge-Offs to Average Loans	0.04%	0.04%

The allowance for loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The provision for loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for loan losses increased $152 thousand from $869 thousand in three months ended September 30, 2005 to $1,021 thousand in three months ended September 30, 2006. Provisions increased during third quarter 2006 primarily due to our increase in loan volume from a year ago.

Net charge-offs in three months ended September 30, 2006 increased $46 thousand compared to the same period a year ago. Net charge-offs of 0.04 percent for third quarter 2006 that annualizes to 0.16 percent is below normal for our company. We anticipate annual net charge-offs to be in the 0.25 percent range.

Management believes the level of the allowance for loan losses was adequate as of September 30, 2006. Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

The following table presents an analysis of the Company’s loan loss experience for the periods indicated.

($ in thousands)	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Allowance for Loan Losses at Beginning of Year	$10,762	$10,012

Charge-Off
Commercial, Financial and Agricultural	1,074	432
Real Estate	365	568
Consumer	357	1,077
All Other	225	189

	2,021	2,266

Recoveries
Commercial, Financial and Agricultural	413	107
Real Estate	17	14
Consumer	124	59
All Other	23	35

	577	215

Net Charge-Offs	1,444	2,051

Provision for Loan Losses	2,990	2,702

Allowance for Loan Losses at End of Quarter	$12,308	$10,663

Ratio of Net Charge-Offs to Average Loans	0.14%	0.25%

The allowance for loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The provision for loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for loan losses increased $288 thousand from $2,702 thousand in nine months ended September 30, 2005 to $2,990 thousand in nine months ended September 30, 2006. Provisions have increased during 2006 primarily due to our increase in loan volume from a year ago.

Net charge-offs in nine months ended September 30, 2006 decreased $607 thousand compared to the same period a year ago. The general decrease in net charge-offs during the comparable periods is reflective of more stringent underwriting standards. In addition, one large commercial loan accounted for approximately 29 percent of the gross charge-offs during 2006, while one agricultural credit accounted for approximately 47 percent of the gross recoveries during 2006.

Management believes the level of the allowance for loan losses was adequate as of September 30, 2006. Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

Investment Portfolio

The following table presents carrying values of investment securities held by the Company as of September 30, 2006 and December 31, 2005.

($ in thousands)	September 30, 2006	December 31, 2005
U.S. Government Agencies	$47,859	$38,446
State, County and Municipal	9,731	9,270
Corporate Obligations	3,004	3,023
Marketable Equity Securities	309	300

Investment Securities	60,903	51,039
Mortgage Backed Securities	79,185	73,287

Total Investment Securities and Mortgage Backed Securities	$140,088	$124,326

The following table represents maturities and weighted-average yields of investment securities held by the Company as of September 30, 2006. (Mortgage backed securities are based on the average life at the projected speed, while Agencies and State and Political subdivisions reflect anticipated calls being exercised.)

	Within 1 Year		After 1 Year But Within 5 Years		After 5 Years But Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government Agencies	$4,376	4.36%	$42,506	4.40%	$977	5.71%	$—	—%

Mortgage Backed Securities	6,393	3.27	62,456	4.35	10,336	5.39	—	—
State, County and Municipal	1,954	3.98	4,024	4.64	3,753	6.30	—	—
Corporate Obligations	1,002	2.96	2,002	6.29	—	—	—	—
Marketable Equity Securities	—	—	—	—	—	—	309	1.01

Total Investment Portfolio	$13,725	3.70%	$110,988	4.41%	$15,066	5.64%	$309	1.01%

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

At September 30, 2006, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10 percent of the Company’s shareholders’ equity.

The average yield of the securities portfolio was 4.26 percent in nine months ended September 30, 2006 compared to 3.30 percent in the same period a year ago. The increase in the average yield over the comparable periods primarily resulted from reduced amortization on mortgage backed securities and the higher interest rate environment.

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the nine month periods ended September 30, 2006 and September 30, 2005.

	September 30, 2006		September 30, 2005
($ in thousands)	Average Amount	Average Rate	Average Amount	Average Rate
Noninterest-Bearing Demand Deposits	$72,811		$65,982
Interest-Bearing Demand and Savings Deposits	211,344	1.91%	198,183	1.24%
Time Deposits	692,415	4.41%	594,903	3.07%

Total Deposits	$976,570	3.54%	$859,068	2.41%

The following table presents the maturities of the Company’s time deposits as of September 30, 2006.

($ in thousands)	Time Deposits $100,000 or Greater	Time Deposits Less Than $100,000	Total
Months to Maturity
3 or Less	$90,913	$76,321	$167,234
Over 3 through 12 Months	245,802	248,407	494,209
Over 12 Months through 36 Months	18,860	30,501	49,361
Over 36 Months	14,628	14,093	28,721

	$370,203	$369,322	$739,525

Average deposits increased $117.5 million to $976.6 million at September 30, 2006 from $859.1 million at September 30, 2005. The increase included $6.8 million, or 5.79 percent, related to noninterest-bearing deposits. Accordingly the ratio of average noninterest-bearing deposits to total average deposits was 7.46 percent for nine months ended September 30, 2006 compared to 7.68 percent for nine months ended September 30, 2005. The general increase in market rates, had the effect of (i) increasing the average cost of total deposits by 113 basis points in nine months ended September 30, 2006 compared to the same period a year ago; and (ii) mitigating a portion of the impact of increasing yields on earning assets.

Total average interest-bearing deposits increased $110.7 million, or 13.95 percent in nine months ended September 30, 2006 compared to the same period a year ago. The growth in average deposits at September 30, 2006 compared to September 30, 2005 was primarily in money market deposit accounts and savings and interest-on-checking accounts and other time accounts. With the current interest rate environment, it appears that many customers are more inclined to invest their funds for extended periods and are choosing to maintain such funds in time accounts.

Off-Balance-Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of September 30, 2006. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payments Due by Period
	1 Year or Less	More than 1 Year but Less Than 3 Years	3 Years or More but Less Than 5 Years	5 Years or More	Total
Contractual obligations:
Subordinated debentures	$—	$—	$—	$24,229	$24,229
Federal Home Loan Bank advances	17,000	9,500	1,000	36,000	63,500
Operating leases	119	133	93	106	451
Deposits with stated maturity dates	661,443	49,361	28,682	39	739,525

	678,562	58,994	29,775	60,374	827,705
Other commitments:
Loan commitments	115,362	—	—	—	115,362
Standby letters of credit	3,152	—	—	—	3,152

	118,514				118,514

Total contractual obligations and Other commitments	$797,076	$58,994	$29,775	$60,374	$946,219

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

Loan Commitments. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses. Loan commitments outstanding at September 30, 2006 are included in the table above.

Standby Letters of Credit. Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. The Company’s policies generally require that standby letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit outstanding at September 30, 2006 are included in the table above.

Capital and Liquidity

At September 30, 2006, stockholders’ equity totaled $74.35 million compared to $68.13 million at December 31, 2005. In addition to net income of $7.54 million, other significant changes in stockholders’ equity during nine months ended September 30, 2006 included $1.73 million of dividends paid and an increase of $0.17 million resulting from the amortization of the stock grant plan. The accumulated other comprehensive income (loss) component of stockholders’ equity totaled $(1,111) thousand at September 30, 2006 compared to $(1,353) thousand at December 31, 2005. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale. Under regulatory requirements, the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. Tier 1 capital consists of common stock and qualifying preferred stockholders’ equity less goodwill. Tier 2 capital consists of certain convertible, subordinated and other qualifying debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets. The Company has no Tier 2 capital other than the allowance for loan losses and gain on marketable equity securities.

Using the capital requirements presently in effect, the Tier 1 ratio as of September 30, 2006 was 10.18 percent and total Tier 1 and 2 risk-based capital was 11.44 percent. Both of these measures compare favorably with the regulatory minimum of 4 percent for Tier 1 and 8 percent for total risk-based capital. The Company’s Tier 1 leverage ratio as of September 30, 2006 was 8.27 percent, which exceeds the required ratio standard of 4 percent.

For nine months ended September 30, 2006, average capital was $70.7 million, representing 6.17 percent of average assets for the year. This compares to 6.34 percent for nine months ended September 30, 2005 and 6.30 percent for calendar year 2005.

The Company paid cash dividends of $0.24 per common share during the first three quarters of 2006, and a cash dividend of $0.21 per common share during the first three quarters of 2005, respectively. This equates to a dividend payout ratio of 22.86 percent for the first three quarters of 2006 compared to 22.58 percent for the same period a year ago.

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

The investment portfolio provides a ready means to raise cash if liquidity needs arise. As of September 30 2006, the Company held $140 million in bonds (excluding FHLB stock), at current market value in the available for sale portfolio. At December 31, 2005, the available for sale bond portfolio totaled $124.3 million. Only marketable investment grade bonds are purchased. Although most of the Banks’ bond portfolios are encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for a sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it primarily determines the Company’s liquidity posture. Colony had ratios of loans to deposits of 92.4 percent as of September 30, 2006 and 90.9 percent at December 31, 2005. Management employs alternative funding sources when deposit balances will not meet loan demands. The ratios of loans to all funding sources (excluding Subordinated Debentures) at September 30, 2006 and December 31, 2005 were 87 percent and 84.7 percent, respectively. Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources. The stability of the Banks’ core deposit base is an important factor in Colony’s liquidity position. A heavy percentage of the deposit base is comprised of accounts of individuals and small business with comprehensive banking relationships and limited volatility. At September 30, 2006 and December 31, 2005, the Banks had $370.2 million and $283.6 million in certificates of deposit of $100,000 or more. These larger deposits represented 36.4 percent and 30.03 percent of respective total deposits. Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed. Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

Local market deposit sources proved insufficient to fund the strong loan growth trends at Colony over the past several years. The Company supplemented deposit sources with brokered deposits. As of September 30, 2006, the Company had $92.8 million, or 9.13 percent of total deposits, in brokered certificates of deposit attracted by external third parties. Additionally, the banks use external wholesale or Internet services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed.

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

Return on Assets and Stockholders’ Equity

The following table presents selected financial ratios for each of the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Return on Assets	0.90%	0.87%	0.88%	0.88%
Return on Equity	14.45%	13.60%	14.22%	13.83%
Dividend Payout	22.92%	22.50%	22.86%	22.58%
Avg. Equity to Avg. Assets	6.23%	6.41%	6.17%	6.34%

Dividends Declared	$0.0825	$0.072	$0.24	$0.21

Future Outlook

Colony is an emerging company in an industry filled with nonregulated competitors and a rapid pace of consolidation. The year brings with it new opportunities for growth in our existing markets, as well as opportunities to expand into new markets through acquisitions and denovo branching. The Company completed construction of its main office in Valdosta/Lowndes County that opened during second quarter 2005. The Company completed renovation of its Savannah office during third quarter 2005 and opened its first full-service branch in the Savannah/Chatham County market. The Company completed construction on its first full-service office in Columbus/Muscogee County that was opened during second quarter 2006. The Company completed construction on a second office in Warner Robins that was opened during first quarter 2006. Entry into the MSA markets – Savannah, Columbus, Warner Robins, and Valdosta – will require multi-branch offices and the Company is presently looking for available real estate to purchase in those markets. Presently Colony has secured real estate in the Savannah market and will likely begin construction of its second Savannah office in 2007.

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

On April 2, 1998, the Company was listed on Nasdaq National Market. The Company’s common stock trades on the Nasdaq Stock Market under the symbol “CBAN”. The Company presently has approximately 2,150 shareholders as of September 30, 2006 “The Nasdaq Stock Market” or “Nasdaq” is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting and order execution systems. This market also provides specialized automation services for screen-based negotiations of transactions, on-line comparison of transactions, and a range of informational services tailored to the needs of the securities industry, investors and issuers. The Nasdaq Stock Market is operated by The Nasdaq Stock Market, Inc., a wholly-owned subsidiary of the National Association of Securities Dealers, Inc.

Quantitative and Qualitative Disclosures About Market Risk

AVERAGE BALANCE SHEETS

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
($ in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Interest and fees Taxable (1)	$902,599	$55,156	8.15%	$808,906	$42,269	6.97%

Investment Securities Taxable	124,619	3,913	4.19%	106,223	2,545	3.19%
Tax-Exempt (2)	7,055	292	5.52%	6,074	235	5.16%

Total Investment Securities	131,674	4,205	4.26%	112,297	2,780	3.30%

Interest-Bearing Deposits	2,612	92	4.70%	2,725	57	2.79%

Federal Funds Sold	40,444	1,458	4.81%	31,365	669	2.84%

Interest-Bearing Other Assets	5,219	203	5.19%	4,820	136	3.76%

Total Interest-Earning Assets	1,082,548	$61,114	7.53%	960,113	$45,911	6.38%

Non-interest-Earning Assets
Cash and Cash Equivalents	22,629			20,236
Allowance for Loan Losses	(11,553)			(10,376)
Other Assets	52,229			43,820

Total Noninterest-Earning Assets	63,305			53,680

Total Assets	$1,145,853			$1,013,793

Liabilities and Stockholders’ Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits Interest-Bearing Demand and Savings	$211,344	$3,028	1.91%	$198,183	$1,850	1.24%
Other Time	692,415	22,910	4.41%	594,903	13,681	3.07%

Total Interest-Bearing Deposits	903,759	25,938	3.83%	793,086	15,531	2.61%

Other Interest-Bearing Liabilities
Other Borrowed Money	67,101	2,188	4.35%	65,624	1,914	3.89%
Subordinated Debentures	22,209	1,368	8.21%	19,074	918	6.42%
Federal Funds Purchased	717	28	5.21%	549	15	3.64%

Total Other Interest-Bearing Liabilities	90,027	3,584	5.31%	85,247	2,847	4.45%

Total Interest-Bearing Liabilities	993,786	$29,522	3.96%	878,333	$18,378	2.79%

Noninterest-Bearing Liabilities and Stockholders’ Equity
Demand Deposits	72,811			65,982
Other Liabilities	8,551			5,155
Stockholders’ Equity	70,705			64,323

Total Noninterest-Bearing Liabilities and Stockholders’ Equity	152,067			135,460

Total Liabilities and Stockholders’ Equity	$1,145,853			$1,013,793

Interest Rate Spread			3.57%			3.59%

Net Interest Income		$31,592			$27,533

Net Interest Margin			3.89%			3.82%

(1)	The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable equivalent adjustments totaling $86 and $90 for nine month periods ended September 30, 2006 and 2005, respectively, are included in tax-exempt interest on loans.

(2)	Taxable-equivalent adjustments totaling $99 and $80 for nine month periods ended September 30, 2006 and 2005, respectively, are included in tax-exempt interest on investment securities. The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

Colony Bankcorp, Inc. and Subsidiaries

Interest Rate Sensitivity

The following table is an analysis of the Company’s interest rate-sensitivity position at September 30, 2006. The interest-bearing rate-sensitivity gap, which is the difference between interest-earning assets and interest-bearing liabilities by repricing period, is based upon maturity or first repricing opportunity, along with a cumulative interest rate-sensitivity gap. It is important to note that the table indicates a position at a specific point in time and may not be reflective of positions at other times during the year or in subsequent periods. Major changes in the gap position can be, and are, made promptly as market outlooks change.

	Assets and Liabilities Repricing Within
($ in Thousands)	3 Months or Less	4 to 12 Months	1 Year	1 to 5 Years	Over 5 Years	Total
EARNING ASSETS:
Interest-Bearing Deposits	$3,156	$0	$3,156	$0	$0	$3,156
Federal Funds Sold	35,577	0	35,577	0	0	35,577
Investment Securities	13,590	5,280	18,870	110,291	10,927	140,088
Loans, Net of Unearned Income	419,536	190,621	610,157	313,179	15,304	938,640
Other Interest-Bearing Assets	5,222	0	5,222	0	0	5,222

Total Interest-Earning Assets	477,081	195,901	672,982	423,470	26,231	1,122,683

INTEREST-BEARING LIABILITIES:
Interest-Bearing Demand Deposits (1)	168,854	0	168,854	0	0	168,854
Savings (1)	35,915	0	35,915	0	0	35,915
Time Deposits	167,234	494,209	661,443	78,043	39	739,525
Other Borrowings (2)	15,000	4,000	19,000	13,500	31,000	63,500
Subordinated Debentures	24,229	0	24,229	0	0	24,229

Total Interest-Bearing Liabilities	411,232	498,209	909,441	91,543	31,039	1,032,023

Interest Rate-Sensitivity Gap	65,849	(302,308)	(236,459)	331,927	(4,808)	90,660

Cumulative Interest-Sensitivity Gap	65,849	(236,459)	(236,459)	95,468	90,660

Interest Rate-Sensivitiy Gap as a Percentage of Interest-Earning Assets	5.87%	(26.93)%	(21.06)%	29.57%	(0.43)%

Cumulative Interest Rate-Sensitivity as as a Percentage of Interest-Earning Assets	5.87%	(21.06)%	(21.06)%	8.50%	8.08%

(1)	Interest-bearing Demand and Savings Accounts for repricing purposes are considered to reprice within 3 months or less.
(2)	Short-term borrowings for repricing purposes are considered to reprice within 3 months or less.

The foregoing table indicates that we had a one year negative gap of ($236) million, or (21.06) percent of total assets at September 30, 2006. In theory, this would indicate that at September 30, 2006, $236 million more in liabilities than assets would reprice if there were a change in interest rates over the next 365 days. Thus, if interest rates were to increase, the gap would indicate a resulting decrease in net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and our supporting liability can vary significantly while the timing of repricing of both the assets and our supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposits.

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

The Company is now utilizing SunTrust Asset/Liability Management Analysis for a more dynamic analysis of balance sheet structure. The Company has established earnings at risk for net-interest income in a +/- 200 basis point rate shock to be no more than a fifteen percent percentage change. The most recent analysis as of June 30, 2006 indicates that net interest income would deteriorate 7.46% with a 200 basis point decrease and would improve 4.13% with a 200 basis point increase. The Company has established equity at risk in a +/- 200 basis points rate shock to be no more than a twenty percent percentage change. The most recent analysis as of June 30, 2006 indicates that net economic value of equity percentage change would be up 0.30 percent with a 200 basis point increase and would decrease 5.24 percent with a 200 basis point decrease. The Company has established its one year gap to be 0.80 percent to 1.20 percent. The most recent analysis as of June 30, 2006 indicates a one year gap of 0.89 percent. The analysis reflects net interest margin compression in a declining interest rate environment. Given that interest rates are at or near its peak, the Company is focusing on areas to minimize margin compression in the future. These include locking in more loans at a fixed rate versus a variable rate, minimizing dollars in Federal funds, extending out on the yield curve with investments, securing brokered certificates of deposit for terms less than one year and focusing on reduction of nonperforming assets.

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

/s/ Al D. Ross
Date: November 8, 2006	Al D. Ross,
President and Chief Executive Officer

/s/ Terry L. Hester
Date: November 8, 2006	Terry L. Hester, Executive Vice President and
Chief Financial Officer