Form 10-K
period 2006-12-31
COLONY BANKCORP INC
filed 2007-03-15
CIK 711669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the Fiscal Year Ended December 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a nonaccelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer   ☒    Nonaccelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of June 30, 2006: $122,894,440 based on stock price of $22.34.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,204,925 shares of $1.00 par value common stock as of March 9, 2007.

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

On March 26, 2002 and December 19, 2002, Colony formed Colony Bankcorp Statutory Trust I and Colony Bankcorp Statutory Trust II, respectively. Both were formed to establish special purpose entities to issue trust preferred securities.

On March 29, 2002, Colony purchased 100 percent of the outstanding voting stock of Quitman Bancorp, Inc., pursuant to which Quitman was merged with and into Colony with Colony Bankcorp, Inc. surviving the merger and Quitman’s wholly-owned subsidiary, Quitman Federal Savings Bank (name subsequently changed to Colony Bank Quitman, FSB) becoming a wholly-owned subsidiary of Colony. The aggregate acquisition price was $7,446,163, which included cash and 367,093 shares of the Company’s common stock.

On March 19, 2004, Colony Bank Ashburn purchased Flag Bank-Thomaston office in a business combination accounted for as a purchase. Since the date of acquisition, the Thomaston office has operated as a branch office of Colony Bank Ashburn.

On June 17, 2004, Colony formed Colony Bankcorp Statutory Trust III for the purpose of establishing a special purpose entity to issue trust preferred securities.

On April 13, 2006, Colony formed Colony Bankcorp Capital Trust I for the purpose of establishing a special purpose entity to issue trust preferred securities.

The Company conducts all of its operations through its bank subsidiaries. A brief description of each Bank’s history and business operations is discussed below.

COLONY BANK OF FITZGERALD

History and Business of the Bank

Colony Bank of Fitzgerald is a state banking institution chartered under the laws of Georgia on November 10, 1975. Since opening on April 15, 1976, the Bank has continued a general banking business and presently serves its customers from four locations, the main office in Fitzgerald, Georgia at 302 South Main Street, a full-service branch located on Highway 129 South, a full-service branch at 1290 Houston Lake Road in Warner Robins, Georgia and a full-service branch at 200 Gunn Road in Centerville, Georgia.

The Bank operates a full-service banking business and engages in a broad range of commercial banking activities, including accepting customary types of demand and time deposits; making individual, consumer, commercial and installment loans; money transfers; safe deposit services; and making investments in United States Government and municipal securities. The Bank does not offer trust services other than acting as custodian of individual retirement accounts. The Bank’s mortgage lending services are through Georgia First Mortgage.

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

The Bank serves Houston County with the opening of its offices in Centerville and Warner Robins, Georgia. The Houston County market has an estimated population of 126,000. Robins Air Force base, located in Houston County, is a major employer in the area which has survived national base closure mandates and expanded in size in recent years.

A history of the Bank’s financial position for fiscal years ended 2006, 2005 and 2004 is as follows:

	2006	2005	2004
Total Assets	$203,113,676	$185,403,798	$167,196,708
Total Deposits	174,078,725	155,593,897	139,034,653
Total Stockholders’ Equity	16,465,138	14,815,728	13,282,778
Net Income	2,778,915	2,464,452	1,757,213

Number of Issued and Outstanding Shares	90,000	90,000	90,000
Book Value Per Share	$182.95	$164.62	$147.59
Net Income Per Share	30.88	27.38	19.52

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

In February 2006, the Bank opened its second office in the Houston County, Georgia market at 200 Gunn Road in Centerville, Georgia. The approximate 5,000 square foot building has four inside teller windows, four drive-in windows and an ATM machine.

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

Correspondents

As of December 31, 2006, the Bank had correspondent relationships with two other banks. The Bank’s principal correspondent is The Bankers Bank located in Atlanta, Georgia. These correspondent banks provide certain services to the Bank such as investing its excess funds, processing checks and other items, buying and selling federal funds, handling money fund transfers and exchanges, shipping coins and currency, providing security and safekeeping of funds and other valuable items, handling loan participations and furnishing management investment advice on the Bank’s securities portfolio. As compensation for these services, the Bank maintains balances with its correspondents in noninterest-bearing accounts.

COLONY BANK ASHBURN

History and Business of the Bank

Colony Bank Ashburn was chartered as a state commercial bank in 1900 and currently operates under the Financial Institutions Code of Georgia. The Bank’s deposits are insured up to $100,000 per account by the Federal Deposit Insurance Corporation. The Bank conducts business at the offices located at 515 East Washington and 416 East Washington in Ashburn, Turner County, Georgia, 137 Robert E. Lee Drive in Leesburg, Georgia, 2609 Ledo Road in Lee County, Georgia, 1031 24th Ave., E. in Cordele, Georgia, 206 North Church Street in Thomaston, Georgia, 716 Philema Road in Albany, Georgia and 1581 Bradley Park Drive in Columbus, Georgia. The offices operate under the name Colony Bank. The Bank’s business largely consists of (1) the acceptance of demand, savings and time deposits; (2) the making of loans to consumers, businesses and other institutions; (3) investment of excess funds and sale of federal funds, U.S. Government obligations and state, county and municipal bonds; and (4) internet online banking. The Bank’s mortgage lending services are through Georgia First Mortgage and it does not offer trust services. It acts as an agent for Visa Card and MasterCard through The Bankers Bank.

The Bank serves Turner County, Georgia, which has a population of approximately 10,000 people. The Bank serves Crisp County with the opening of its branch in Cordele, Georgia. The Crisp County market has an estimated population of 32,000. The Bank serves Lee and Dougherty counties with the opening of offices in Albany and Leesburg, Georgia. The Albany/Leesburg MSA market has an estimated population of 160,000. The Bank serves Upson County with the opening of its branch in Thomaston, Georgia. The Upson County market has an estimated population of 28,000. The Bank serves Muscogee County with the opening of its office in Columbus, Georgia. The Columbus MSA market has an estimated population of 186,000.

Part I (Continued)

Item 1 (Continued)

A history of the Bank’s financial position for fiscal years ended 2006, 2005 and 2004 is as follows:

	2006	2005	2004
Total Assets	$342,704,792	$332,217,540	$321,026,478
Total Deposits	299,891,433	294,311,410	284,113,411
Total Stockholders’ Equity	27,777,175	27,017,259	26,146,996
Net Income	2,593,841	2,586,828	2,711,136

Number of Issued and Outstanding Shares	50,000	50,000	50,000
Book Value Per Share	$555.54	$540.35	$522.94
Net Income Per Share	51.88	51.74	54.22

Banking Facilities

The Bank’s main office is located at 515 East Washington Street in Ashburn and consists of a building of approximately 13,000 square feet of office and banking space with an adjacent parking lot. A branch facility is located across the street from the main office and consists of a single story building with approximately 850 square feet and is operated with three drive-in windows and one automated teller machine.

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

In September 2004, the Bank opened a loan production office in Columbus, Muscogee County, Georgia. The Bank opened a branch office in Columbus, Muscogee County, Georgia in June 2006 and relocated the loan production operation to the new office. The approximate 5,000 square foot facility has four drive-in windows, four inside teller windows and one automated teller machine.

All occupied premises, with the exception of Georgia First Mortgage located in Albany, are owned by the Bank.

Part I (Continued)

Item 1 (Continued)

Competition

The banking business is highly competitive. The Bank competes in Turner County primarily with Community National Bank which operates out of one facility in Ashburn, Georgia. The Bank competes with four commercial banks in Crisp County, eight in Lee County, eleven in Dougherty County, three in Upson County and ten in Muscogee County. The Bank also competes with other financial institutions, including credit unions and finance companies and, to a lesser extent, with insurance companies and certain governmental agencies. The banking industry is also experiencing increased competition for deposits from less traditional sources such as money market and mutual funds.

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

The Bank serves the residents of Wilcox County, Georgia, which has a population of approximately 8,500.

A history of the Bank’s financial position for fiscal years ended 2006, 2005 and 2004 is as follows:

	2006	2005	2004
Total Assets	$49,190,359	$48,959,120	$51,540,509
Total Deposits	41,757,568	42,482,714	45,221,209
Total Stockholders’ Equity	4,231,005	4,327,857	4,191,620
Net Income	766,236	691,579	649,423

Number of Issued and Outstanding Shares	250	250	250
Book Value Per Share	$16,924.02	$17,311.43	$16,766.48
Net Income Per Share	3,064.94	2,766.32	2,597.69

Part I (Continued)

Item 1 (Continued)

Banking Facilities

The Bank operates out of two locations at 105 South Eighth Street, Pitts, Georgia and at Highway 280, Rochelle, Georgia, both of which are in Wilcox County. The Pitts office consists of a building of approximately 2,200 square feet of usable office and banking space which it owns. The facility contains one drive-in window and three teller windows. The Rochelle office, which opened in August 1989, consists of a building of approximately 5,000 square feet of usable office and banking space, which is owned by the Company. The facility has three inside teller windows, three drive-in windows and one automated teller machine.

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

The Bank serves the residents of Dodge County, Georgia, which has a population of approximately 19,000. The Bank serves Treutlen County, Georgia with the opening of its office in Soperton, Georgia. The Treutlen County market has an estimated population of 7,000.

Part I (Continued)

Item 1 (Continued)

A history of the Bank’s financial position for fiscal years ended 2006, 2005 and 2004 is as follows:

	2006	2005	2004
Total Assets	$81,020,282	$77,083,271	$71,491,904
Total Deposits	72,720,715	68,111,242	63,096,465
Total Stockholders’ Equity	5,775,668	5,555,685	5,201,826
Net Income	1,122,422	932,931	724,286

Number of Issued and Outstanding Shares	1,750	1,750	1,750
Book Value Per Share	$3,300.38	$3,174.68	$2,972.47
Net Income Per Share	641.38	533.10	413.88

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

Part I (Continued)

Item 1 (Continued)

COLONY BANK WORTH

Colony Bank Worth operated as a savings and loan stock association until it was acquired by the Company on July 31, 1991, at which time the association changed its name to Bank of Worth (subsequently named Colony Bank Worth) and became a state-chartered commercial bank. The Bank conducts business at its offices located at 601 North Main Street, Sylvester, Worth County, Georgia, 605 West Second Street and 1909 Highway 82 West, Tifton, Tift County, Georgia and 621 East By-Pass, NE, Moultrie, Colquitt County, Georgia. The Bank’s business consists of: (1) the acceptance of demand, savings and time deposits; (2) the making of loans to consumers, businesses and other institutions; (3) investment of excess funds and sale of federal funds, U.S. Government obligations and state, county and municipal bonds; and (4) certain other miscellaneous financial services usually handled for customers by commercial banks. The Bank’s deposits are insured up to $100,000 per account by the Federal Deposit Insurance Corporation. The Bank does not offer trust services. It acts as an agent for Visa Card and MasterCard through The Bankers Bank. The Bank’s mortgage lending services are through Georgia First Mortgage.

The Bank serves the residents of Worth County, Georgia, which has a population of approximately 22,000. The Bank serves the residents of Tift County, Georgia with the opening of its two offices in Tifton, Georgia. The Tift County market has an estimated population of 40,000. The Bank serves the residents of Colquitt County, Georgia with the opening of its office in Moultrie, Georgia. The Colquitt County market has an estimated population of 42,000.

A history of the Bank’s financial position for fiscal years ended 2006, 2005 and 2004 is as follows:

	2006	2005	2004
Total Assets	$178,612,527	$172,221,653	$158,577,134
Total Deposits	160,719,979	152,518,642	138,634,437
Total Stockholders’ Equity	12,822,905	11,895,191	10,803,709
Net Income	1,978,512	1,671,621	1,485,487

Number of Issued and Outstanding Shares	95,790	95,790	95,790
Book Value Per Share	$133.86	$124.18	$112.79
Net Income Per Share	20.65	17.45	15.51

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

Part I (Continued)

Item 1 (Continued)

Competition

The banking business in Worth County, Tift County and Colquitt County is highly competitive. The Bank competes primarily with three other commercial banks operating in Worth County, seven other commercial banks in Tift County and seven other commercial banks in Colquitt County. Additionally, the Bank competes with credit unions of employers located in the area and, to a lesser extent, insurance companies and governmental agencies. The banking industry is also experiencing increasing competition for deposits from less traditional sources such as money market and mutual funds.

Correspondents

As of December 31, 2006, the Bank had correspondent relationships with three other banks. The Bank’s principal correspondent is The Bankers Bank located in Atlanta, Georgia. These correspondent banks provide certain services to the Bank such as investing its excess funds, processing checks and other items, buying and selling federal funds, handling money fund transfers and exchanges, shipping coins and currency, providing security and safekeeping of funds and other valuable items, handling loan participations and furnishing management investment advice on the Bank’s securities portfolio. As compensation for these services, the Bank maintains balances with its correspondents in noninterest-bearing accounts.

COLONY BANK SOUTHEAST

History and Business of the Bank

Colony Bank Southeast, formerly Broxton State Bank, was chartered under the laws of Georgia on August 4, 1966 and opened for business on September 1, 1966, having absorbed “Citizens Bank,” a private, unincorporated bank.

The Bank is a full-service bank offering a wide variety of banking services targeted at all sectors of the Bank’s primary market area. The Bank offers customary types of demand, savings, time and individual retirement accounts; installment, commercial and real estate loans; home mortgages and personal lines-of-credit; Visa and Master Card services through its correspondent, The Bankers Bank; safe deposit and night depository services; cashier’s checks, money orders, traveler’s checks, wire transfers and various other services that can be tailored to the customer’s needs. The Bank does not offer trust services at this time. The Bank’s mortgage lending services are through Georgia First Mortgage. The Bank serves the residents of Coffee County, Georgia, which has a population of approximately 40,000.

In March 2004, the Bank opened a loan production office in Savannah, Chatham County, Georgia. The Bank renovated an approximately 7,000 square foot facility for a full service branch. The branch opened in September 2005. The Bank serves the residents of the Chatham County, Georgia MSA market which has a population of approximately 230,000.

Part I (Continued)

Item 1 (Continued)

A history of the Bank’s financial position for fiscal years ended 2006, 2005 and 2004 is as follows:

	2006	2005	2004
Total Assets	$215,668,120	$173,059,806	$119,709,062
Total Deposits	188,267,151	146,533,872	100,736,060
Total Stockholders’ Equity	17,980,842	13,640,842	9,553,380
Net Income	1,793,773	1,176,862	909,964

Number of Issued and Outstanding Shares	50,730	50,730	50,730
Book Value Per Share	$354.44	$268.89	$188.32
Net Income Per Share	35.36	23.20	17.94

Banking Facilities

The Bank operates one banking office located at 401 North Alabama Street, Broxton, Georgia which consists of approximately 5,000 square feet of space. The building has four alarm-equipped vaults, one for safe-deposit boxes and cash storage, one for night depository service and two for record storage. The building has two drive-in systems, one commercial drawer and one pneumatic tube system. Colony Bank Southeast opened a branch office in Douglas, Georgia on July 6, 1998. The two-story brick building located at 625 West Ward Street consists of approximately 8,300 square feet and provides four drive-in lanes for customer convenience. A second Douglas office was opened on September 8, 1999 and consists of approximately 1,200 square feet with three drive-in lanes and one automated teller machine. A loan production office was opened in Savannah, Chatham County, Georgia in March 2004. The Bank renovated an approximately 7,000 square foot facility for a full service branch in September 2005 with the loan production office moving its operation into the new office. All occupied premises are owned by the Bank, with the exception of the branch located at 1351 A SE Bowens Mill Road, Douglas. The Bank purchased real estate during 2006 for the future site of its second office in Savannah, Chatham County, Georgia. It is anticipated construction of its second office branch should begin during first quarter 2007.

Competition

The banking business in Coffee County is highly competitive. Colony Bank Southeast competes with nine other banks and one credit union in Douglas, Georgia. As a result of the opening of a branch office in Savannah, the Bank now competes with seventeen other banks in Chatham County. The banking industry is also experiencing increased competition for deposits from less traditional sources such as money market and mutual funds.

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

Part I (Continued)

Item 1 (Continued)

COLONY BANK QUITMAN, FSB

History and Business of the Bank

Colony Bank Quitman, FSB was chartered as a federal savings association in 1936. The Bank operates under the oversight of the Office of Thrift Supervision. The Federal Deposit Insurance Corporation insures the Bank’s deposits up to $100,000 per depositor. The Bank conducts business at offices located at 602 East Screven Street in Quitman, Brooks County, Georgia, 2910-N North Ashley Street, Valdosta, Lowndes County, Georgia and Highway 41-North Valdosta Road, Valdosta, Lowndes County, Georgia. The Bank’s business largely consists of (1) the acceptance of demand, savings and time deposits; (2) the making of loans to consumers, businesses and other institutions; and (3) investment of excess funds through the sale of federal funds and purchase of U.S. government agency obligations and state, county and municipal bonds. The Bank is primarily a portfolio lender with a major focus on residential real estate lending. The Bank acts as an agent for Visa Card and Mastercard through The Bankers Bank. The Bank’s mortgage lending services are through Georgia First Mortgage.

The Bank serves the residents of Brooks County, Georgia, which has a population of approximately 16,000. The Bank serves Lowndes County with the opening of its two branches in Valdosta, Georgia. The Lowndes County market has an estimated population of 95,000.

A history of the Bank’s financial position for calendar years ended 2006, 2005 and 2004 is as follows:

	2006	2005	2004
Total Assets	$141,038,931	$126,149,879	$109,087,356
Total Deposits	108,487,649	95,069,270	83,914,582
Total Stockholder’s Equity	10,898,134	10,162,924	9,503,693
Net Income	1,423,846	1,388,222	1,278,613

Numbers of Issued and Outstanding Shares	100,000	100,000	100,000
Book Value Per Share	$108.98	$101.63	$95.04
Net Income Per Share	14.24	13.88	12.79

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

Part I (Continued)

Item 1 (Continued)

Competition

The banking business is highly competitive. In Brooks County, the Bank competes with four banks. In Lowndes County, the Bank competes with thirteen banks, two savings and loan association and six federal credit unions. The Bank also competes to a lesser extent with finance companies, insurance companies and certain governmental agencies. The banking industry is also experiencing increased competition for deposits from less traditional sources such as money market and mutual funds.

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

EMPLOYEES

As of December 31, 2006, Colony Bankcorp, Inc. and its subsidiaries employed 351 full-time employees and 28 part-time employees. Colony considers its relationship with its employees to be excellent.

The subsidiary banks have noncontributory profit-sharing plans covering all employees subject to certain minimum age and service requirements. All Banks made contributions for all eligible employees in 2006. In addition, Colony Bankcorp, Inc. and its subsidiaries maintain a comprehensive employee benefit program providing, among other benefits, hospitalization, major medical insurance and life insurance. Management considers these benefits to be competitive with those offered by other financial institutions in south Georgia. Colony’s employees are not represented by any collective bargaining group.

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

Colony is required to file with the Federal Reserve and the Georgia Department periodic reports and any additional information as they may require. The Federal Reserve and Georgia Department will also regularly examine the Company. The Federal Deposit Insurance Corporation and Georgia Department also examine the Banks, while the Office of Thrift Supervision examines the Thrift Bank.

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

BANK REGULATION

General

The Banks are commercial banks chartered under the laws of the State of Georgia, and as such are subject to supervision, regulation and examination by the Georgia Department. The Banks are members of the FDIC, and their deposits are insured by the FDIC’s Deposit Insurance Fund up to the amount permitted by law. The FDIC, Office of Thrift Supervision (OTS) and the Georgia Department routinely examine the Banks and monitor and regulate all of the Banks’ operations, including such things as adequacy of reserves, quality and documentation of loans, payments of dividends, capital adequacy, adequacy of systems and controls, credit underwriting and asset liability management, compliance with laws and establishment of branches. Interest and other charges collected or contracted for by the Banks are subject to state usury laws and certain federal laws concerning interest rates. The Banks file periodic reports with the FDIC, OTS and the Georgia Department.

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

Tier 1 Capital consists of common equity, retained earnings and a limited amount of qualifying preferred stock, less goodwill and core deposit intangibles. Tier 2 Capital consists of nonqualifying preferred stock, qualifying subordinated, perpetual and/or mandatory convertible debt, term subordinated debt and intermediate term preferred stock and up to 45 percent of the pretax unrealized holding gains on available-for-sale equity securities with readily determinable market values that are prudently valued, and a limited amount of any loan loss allowance.

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

At December 31, 2006, the Company exceeded the minimum Tier 1, risk-based and leverage ratios and qualified as “well capitalized” under current Federal Reserve Board criteria. The following table sets forth certain capital information for the Company as of December 31, 2006. Consider the following brief summary rather than the preceeding and the table. As of December 31, 2006, Colony had Tier 1 Capital and Total Capital of approximately 10.24 percent and 11.50 percent, respectively, of risk-weighted assets. As of December 31, 2006, Colony had a leverage ratio of Tier 1 Capital to total average assets of approximately 8.17 percent.

Part I (Continued)

Item 1 (Continued)

	December 31, 2006
	Amount	Percent
Leverage Ratio
Actual	$98,235	8.17%
Well-Capitalized Requirement	60,109	5.00
Minimum Required (1)	48,087	4.00
Risk Based Capital:
Tier 1 Capital
Actual	98,235	10.24
Well-Capitalized Requirement	57,532	6.00
Minimum Required (1)	38,355	4.00
Total Capital
Actual	110,304	11.50
Well-Capitalized Requirement	95,887	10.00
Minimum Required (1)	76,710	8.00

(1)	Represents the minimum requirement. Institutions that are contemplating acquisitions or anticipating or experiencing significant growth may be required to maintain a substantially higher leverage ratio.

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

Part I (Continued)

Item 1 (Continued)

The deposit insurance assessment rates currently range from five basis points on deposits (for a financial institution in the highest category) to 43 basis points on deposits (for an institution in the lowest category). In addition, the FDIC collects The Financing Corporation (FICO) deposit assessments on assessable deposits at the same rate. FICO assessments are set quarterly, and in 2006 ranged from 1.32 to 1.24 basis points. The FICO assessment rate for the Banks for the first quarter of 2007 is 1.22 basis points of assessable deposits.

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

Current CRA regulations rate institutions based on their actual performance in meeting community credit needs. The Banks received a “satisfactory” rating on their most recent examinations in 2006.

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

Item 3

Legal Proceedings

The Company and its subsidiaries may become parties to various legal proceedings arising from the normal course of business. As of December 31, 2006, there are no material pending legal proceedings to which Colony or its subsidiaries are a party or of which any of its property is the subject.

Part I (Continued)

Item 4

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Registrant’s stockholders during the fourth quarter of 2006.

Part II

Item 5

Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

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

Year Ended December 31, 2006	High	Low	Close	Dividends Per Share
Fourth Quarter	$20.52	$17.25	$17.70	$0.085
Third Quarter	22.07	19.04	20.90	0.083
Second Quarter	22.63	17.10	22.34	0.080
First Quarter	27.55	21.05	22.04	0.078

Year Ended December 31, 2005
Fourth Quarter	27.02	22.00	24.98	0.075
Third Quarter	32.16	24.00	27.06	0.072
Second Quarter	34.00	24.76	30.04	0.070
First Quarter	27.07	24.00	24.84	0.068

Prices adjusted to reflect 5-for-4 stock split effective May 15, 2005.

The Registrant paid cash dividends on its common stock of $2,336,865 or $0.325 per share and $2,058,286 or $0.285 per share in 2006 and 2005, respectively.

As of December 31, 2006, the Company had approximately 1,996 stockholders of record. There were no sales of unregistered securities of the Company in 2006.

Part II (Continued)

Item 5 (Continued)

Performance Graph

The graph presented below compares the cumulative total stockholder return on Colony Bankcorp, Inc.’s common stock to the cumulative total return of the NASDAQ Composite and the SNL Southeast Bank Index for the five fiscal years, which commenced January 1, 2002 and ended December 31, 2006. The cumulative total stockholder return assumes the investment of $100 in Colony Bankcorp, Inc.’s common stock and in each index on December 31, 2001 and assumes reinvestment of dividends. The NASDAQ Composite Index is a publicly available measure of over 3,000 companies including NASDAQ domestic and international based common type stocks listed on the The Nasdaq Stock Market. The SNL Southeast Bank Index is a compilation of the total stockholder return of all publicly-traded bank holding companies headquartered in the Southeastern United States.

Comparison of Five-Year Cumulative Total Stockholder Return

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Colony Bankcorp, Inc.	100.00	121.68	195.10	332.55	308.63	222.30
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL Southeast Bank Index	100.00	110.46	138.72	164.50	168.39	197.45

Source: SNL Financial LC

Issuer Purchase of Equity Securities

The Company purchased no shares of the Company’s common stock during the quarter ended December 31, 2006.

Part II (Continued)

Item 6

Selected Financial Data

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands, except per share data)
Selected Balance Sheet Data
Total Assets	$1,213,504	$1,108,338	$997,591	$868,606	$781,535
Total Loans	941,772	858,815	778,643	654,177	571,816
Total Deposits	1,042,446	944,365	850,329	732,318	664,594
Investment Securities	149,307	124,326	112,593	110,408	90,407
Federal Home Loan Bank Stock	5,087	5,034	4,479	3,000	2,837
Stockholders’ Equity	76,611	68,128	61,763	55,976	51,428
Selected Income Statement Data
Interest Income	83,280	63,634	51,930	46,418	45,592
Interest Expense	41,392	26,480	18,383	18,414	21,997

Net Interest Income	41,888	37,154	33,547	28,004	23,595
Provision for Loan Losses	3,987	3,444	3,469	4,060	2,820
Other Income	7,350	6,152	6,424	7,128	6,622
Other Expense	29,882	26,076	24,271	20,864	18,804
Income Before Tax	15,369	13,786	12,231	10,208	8,593
Income Tax Expense	5,217	4,809	4,162	3,392	2,841

Net Income	$10,152	$8,977	$8,069	$6,816	$5,752

Weighted Average Shares Outstanding (1)	7,177	7,168	7,131	7,127	6,994
Shares Outstanding (1)	7,190	7,181	7,172	7,160	7,145
Intangible Assets	$2,851	$2,932	$3,047	$691	$847
Dividends Paid	2,337	2,058	1,808	1,555	1,258
Average Assets	1,160,718	1,034,777	938,283	816,666	707,631
Average Stockholders’ Equity	71,993	65,146	59,037	53,843	47,910
Net Charge-Offs	2,760	2,694	1,973	2,908	2,067
Reserve for Loan Losses	11,989	10,762	10,012	8,516	7,364
OREO	970	2,170	1,127	2,724	1,357
Nonperforming Loans	8,078	8,593	8,809	7,492	7,871
Nonperforming Assets	9,048	10,763	9,936	10,216	9,228
Average Interest-Earning Assets	1,097,716	979,966	887,331	774,984	669,724
Noninterest-Bearing Deposits	77,336	78,778	68,169	64,044	51,533

Part II (Continued)

Item 6 (Continued)

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands, except per share data)
Per Share Data: (1)
Net Income (Diluted)	$1.41	$1.25	$1.13	$0.95	$0.82
Book Value	10.66	9.49	8.61	7.82	7.20
Tangible Book Value	10.26	9.08	8.19	7.72	7.08
Dividends	0.325	0.285	0.252	0.217	0.176
Profitability Ratios:
Net Income to Average Assets	0.87%	0.87%	0.86%	0.83%	0.81%
Net Income to Average Stockholders’ Equity	14.10	13.78	13.67	12.66	12.01
Net Interest Margin	3.84	3.81	3.81	3.65	3.57
Loan Quality Ratios:
Net Charge-Offs to Total Loans	0.29	0.31	0.25	0.44	0.36
Reserve for Loan Losses to Total Loans and OREO	1.27	1.25	1.28	1.30	1.29
Nonperforming Assets to Total Loans and OREO	0.96	1.25	1.27	1.56	1.61
Reserve for Loan Losses to Nonperforming Loans	148.42	125.24	113.66	113.67	93.56
Reserve for Loan Losses to Total Nonperforming Assets	132.50	99.99	100.76	83.36	79.80
Liquidity Ratios:
Loans to Total Deposits	90.34	90.94	91.57	89.33	86.04
Loans to Average Earning Assets	85.79	87.64	87.75	84.41	85.38
Noninterest-Bearing Deposits to Total Deposits	7.42	8.34	8.02	8.75	7.75
Capital Adequacy Ratios:
Common Stockholders’ Equity to Total Assets	6.31	6.15	6.19	6.45	6.58
Total Stockholders’ Equity to Total Assets	6.31	6.15	6.19	6.45	6.58
Dividend Payout Ratio	23.05	22.80	22.30	22.84	21.46

(1)	All per share data adjusted to reflect 5-for-4 stock split effective May 15, 2005.

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

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of December 31, 2006 and 2005, and results of operations for each of the years in the three year period ended December 31, 2006. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report. All of the acquisitions during the reported periods were accounted for as purchase transactions, and as such, their related results of operations are included from the date of acquisition.

Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 34 percent federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.

Dollar amounts in tables are stated in thousands, except for per share amounts.

Part II (Continued)

Item 7 (Continued)

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets. Net income totaled $10.15 million, or $1.41 diluted per common share in 2006 compared to $8.98 million, or $1.25 diluted per common share in 2005 and $8.07 million, or $1.13 diluted per common share in 2004.

Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

	2006	2005	2004
Taxable–Equivalent Net Interest Income	$42,158	$37,381	$33,809
Taxable-Equivalent Adjustment	270	227	262

Net Interest Income	41,888	37,154	33,547
Provision for Possible Loan Losses	3,987	3,444	3,469
Noninterest Income	7,350	6,152	6,424
Noninterest Expense	29,882	26,076	24,271

Income Before Income Taxes	15,369	13,786	12,231
Income Taxes	5,217	4,809	4,162

Net Income	$10,152	$8,977	$8,069

Basic per Common Share:
Net Income	$1.41	$1.25	$1.13
Diluted per Common Share:
Net Income	$1.41	$1.25	$1.13
Return on Average Assets:
Net Income	0.87%	0.87%	0.86%
Return on Average Equity:
Net Income	14.10%	13.78%	13.67%

Part II (Continued)

Item 7 (Continued)

Income from operations for 2006 increased $1.18 million, or 13.09 percent, compared to 2005. The increase was primarily the result of a $4.74 million increase in net interest income and an increase of $1.20 million in noninterest income. The impact of these items was partly offset by a $3.81 million increase in noninterest expense, an increase of $0.54 million in provision for loan losses and an increase of $0.41 in income tax expense. Income from operations for 2005 increased $0.91 million, or 11.25 percent, compared to 2004. The increase was primarily the result of a $3.61 million increase in net interest income and a $0.03 million decrease in provision for loan losses. The impact of these items was partly offset by a $1.81 million increase in noninterest expense, a decrease of $0.27 million in noninterest income and a $0.65 million increase in income tax expense.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 46.22 percent of total revenue during 2006 and 53.24 percent during 2005.

Net interest margin is the taxable-equivalent net interest income as a percentage of average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Company’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, began 2001 at 9.50 percent and decreased 475 basis points during 2001 to end the year at 4.75 percent. During 2002, the prime rate decreased 50 basis points to end the year at 4.25 percent. During 2003, the prime rate decreased 25 basis points to end the year at 4.00 percent. During 2004, the prime rate increased 125 basis points to end the year at 5.25 percent. During 2005, the prime rate increased 200 basis points to end the year at 7.25 percent. During 2006, the prime rate increased 100 basis points to end the year at 8.25 percent. The federal funds rate moved similar to prime rate with interest rates of 1.75 percent, 1.25 percent, 1.00 percent, 2.25 percent, 4.25 percent, and 5.25 percent respectively, as of year-end 2001, 2002, 2003, 2004, 2005 and 2006. It is anticipated that the Federal Reserve will maintain a neutral stance the first half of 2007 and begin reducing rates during the last half of 2007.

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

	Changes From 2005 to 2006 (a)			Changes From 2004 to 2005 (a)
($ in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest Income
Loans, Net-Taxable	$6,633	$10,156	$16,789	$5,511	$5,281	$10,792

Investment Securities
Taxable	680	1,208	1,888	179	(163)	16
Tax-Exempt	75	19	94	(107)	42	(65)

Total Investment Securities	755	1,227	1,982	72	(121)	(49)

Interest-Bearing Deposits in Other Banks	(1)	48	47	(44)	55	11

Federal Funds Sold	86	683	769	96	751	847

Other Interest-Earning Assets	11	91	102	55	13	68

Total Interest Income	7,484	12,205	19,689	5,690	5,979	11,669

Interest-Expense
Interest-Bearing Demand and
Savings Deposits	108	1,257	1,365	59	529	588
Time Deposits	3,258	9,397	12,655	3,293	3,535	6,828

Total Interest Expense On Deposits	3,366	10,654	14,020	3,352	4,064	7,416
Other Interest-Bearing Liabilities
Federal Funds Purchased	4	9	13	2	9	11
Subordinated Debentures	242	368	610	80	351	431
Other Debt	(32)	301	269	194	45	239

Total Interest Expense	3,580	11,332	14,912	3,628	4,469	8,097

Net Interest Income	$3,904	$873	$4,777	$2,062	$1,510	$3,572

(a)	Changes in net interest income for the periods, based on either changes in average balances or changes in average rates for interest-earning assets and interest-bearing liabilities, are shown on this table. During each year, there are numerous and simultaneous balance and rate changes; therefore, it is not possible to precisely allocate the changes between balances and rates. For the purpose of this table, changes that are not exclusively due to balance changes or rate changes have been attributed to rates.

Our financial performance is impacted by, among other factors, interest rate risk and credit risk. We do not utilize derivatives to mitigate our credit risk, relying instead on an extensive loan review process and our allowance for loan losses.

Part II (Continued)

Item 7 (Continued)

Interest rate risk is the change in value due to changes in interest rates. The Company is exposed only to U.S. dollar interest rate changes and, accordingly, the Company manages exposure by considering the possible changes in the net interest margin. The Company does not have any trading instruments nor does it classify any portion of its investment portfolio as held for trading. The Company does not engage in any hedging activity or utilize any derivatives. The Company has no exposure to foreign currency exchange rate risk, commodity price risk and other market risks. Interest rate risk is addressed by our Asset & Liability Management Committee (ALCO) which includes senior management representatives. The ALCO monitors interest rate risk by analyzing the potential impact to the net portfolio of equity value and net interest income from potential changes to interest rates and considers the impact of alternative strategies or changes in balance sheet structure.

Interest rates play a major part in the net interest income of financial institutions. The repricing of interest-earning assets and interest-bearing liabilities can influence the changes in net interest income. The timing of repriced assets and liabilities is Gap management, and our Company has established its policy to maintain a Gap ratio in the one-year time horizon of .80 to 1.20.

Our exposure to interest rate risk is reviewed at least semiannually by our Board of Directors and the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine our change in net portfolio value in the event of assumed changes in interest rates. In order to reduce the exposure to interest rate fluctuations, we have implemented strategies to more closely match our balance sheet composition. The Company has engaged SunTrust Bank to run a quarterly asset/liability model for interest rate risk analysis. We are generally focusing our investment activities on securities with terms or average lives in the 3-7 year range.

The Company maintains about 41 percent of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years. The liabilities to fund assets are primarily in short-term certificates of deposit that mature within one year. This balance sheet composition has allowed the Company to be relatively constant with its net interest margin the past several years, though the unprecedented 475 basis point decrease by U.S. Federal Reserve in 2001, 50 basis point decrease in 2002 and 25 basis point decrease in 2003 resulted in significant net interest margin pressure. During 2004, interest rates increased 125 basis points, during 2005 interest rates increased 200 basis points and during 2006 interest rates increased 100 basis points. The shift to increased rates the past three years has resulted in improved and stable net interest margins. Net interest margin improved slightly to 3.84 percent for 2006 compared to 3.81 percent for 2005 and 2004. We anticipate some contraction in the net interest margin for 2007 given the Federal Reserve’s present flat to declining rate forecast for 2007. Should the Federal Reserve’s stance be flat to declining rate forecast, the Company would be challenged with net interest rate compression.

Part II (Continued)

Item 7 (Continued)

Taxable-equivalent net interest income for 2006 increased $4.78 million, or 12.78 percent, compared to 2005, while taxable-equivalent net interest income for 2005 increased by $3.57 million, or 10.56 percent, compared to 2004. The fluctuation between the comparable periods resulted from the positive impact of growth in the average volume of earning assets and a positive impact from the increasing average interest rates. The average volume of earning assets during 2006 increased almost $117.8 million compared to 2005 while over the same period the net interest margin increased to 3.84 from 3.81 percent. Similarly, the average volume of earning assets during 2005 increased $92.6 million compared to 2004 while over the same period the net interest margin remained flat at 3.81 percent. Growth in average earning assets during 2006 and 2005 was primarily in loans. The stability in the net interest margin in 2006 was primarily the result of increased earning assets and loan/deposit pricing by the Company.

The average volume of loans increased $93.0 million in 2006 compared to 2005 and increased $85.1 million in 2005 compared to 2004. The average yield on loans increased 111 basis points in 2006 compared to 2005 and increased 65 basis points in 2005 compared to 2004. Funding for this growth was primarily provided by deposit growth. The average volume of deposits increased $112.9 million in 2006 compared to 2005 and increased $82.6 million in 2005 compared to 2004. Interest-bearing deposits made up 95.5 percent of the growth in average deposits in 2006 and 94.2 percent of the growth in average deposits in 2005. Accordingly, the ratio of average interest-bearing deposits to total average deposits was 92.6 percent in 2006, 92.2 percent in 2005 and 92.0 percent in 2004. This deposit mix, combined with a general increase in interest rates, had the effect of (i) increasing the average cost of total deposits by 112 basis points in 2006 compared to 2005 and increasing the average cost of total deposits by 66 basis points in 2005 compared to 2004, and (ii) mitigating a portion of the impact of increasing yields on earning assets on the Company’s net interest income.

The Company’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.50 percent in 2006 compared to 3.56 percent in 2005 and 3.61 percent in 2004. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Quantitative and Qualitative Disclosures About Interest Rate Sensitivity included elsewhere in this report.

Provision for Loan Losses

The provision for possible loan losses is determined by management as the amount to be added to the allowance for possible loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $3.99 million in 2006 compared to $3.44 million in 2005 and $3.47 million in 2004. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Part II (Continued)

Item 7 (Continued)

Noninterest Income

The components of noninterest income were as follows:

	2006	2005	2004
Service Charges on Deposit Accounts	$4,580	$4,128	$4,233
Other Charges, Commissions and Fees	831	708	548
Other	1,171	822	659
Mortgage Fee Income	768	494	984

	$7,350	$6,152	$6,424

Total noninterest income for 2006 increased $1.20 million, or 19.47 percent, compared to 2005 while total noninterest income for 2005 decreased $272 thousand, or 4.23 percent, compared to 2004. The increase in 2006 noninterest income compared to 2005 was primarily in mortgage fee income, service charges on deposit accounts and other, while the reduction in 2005 noninterest income compared to 2004 was primarily in mortgage fee income and a slight reduction in service charges on deposit accounts. Changes in these items and the other components of noninterest income are discussed in more detail below.

Service Charges on Deposit Accounts. Service charges on deposit accounts for 2006 increased $452 thousand, or 10.95 percent, compared to 2005. The increase was primarily due to an increase in overdraft fees assessed and increased volume of consumer and business accounts. Service charges on deposit accounts for 2005 decreased $105 thousand, or 2.48 percent, compared to 2004. The decrease was primarily due to an $82 thousand decrease in overdraft fees, which were mostly related to consumer accounts.

Mortgage Fee Income. Mortgage fee income for 2006 increased $274 thousand, or 55.47 percent, compared to 2005. The increase was primarily due to a company-wide focus on mortgage loans to be sold into the secondary market. Of significance was the increased activity in the larger MSA markets that the Company has operations. Mortgage fee income for 2005 decreased $490 thousand, or 49.80 percent, compared to 2004. The decrease was primarily due to decreased mortgage loan activity as the Company downsized its mortgage subsidiary unit. Also, many home loan borrowers had refinanced prior to 2005 due to historical low interest rates.

All Other Noninterest Income. The aggregate of all other noninterest income accounts increased $472 thousand, or 30.85 percent, compared to 2005. The increase was primarily due to gains from the sale of SBA and FSA governmental loans that increased to $512 thousand for 2006 compared to $42 thousand for 2005, or an increase of $470 thousand. Also ATM fee income, increased to $652 thousand for 2006 compared to $526 thousand for 2005, or an increase of $126 thousand. These increases were offset by fee income recorded on director and executive officer deferred compensation and retirement plans that decreased to $148 thousand for 2006 compared to $329 thousand for 2005, or a decrease of $181 thousand. 2005 fee income on deferred compensation included a one-time entry from the demutualization of insurance companies used to fund the plan.

Part II (Continued)

Item 7 (Continued)

The aggregate of all other noninterest income accounts increased $323 thousand, or 26.76 percent, compared to 2004. The increase was primarily due to an increase in ATM fee income of $526 thousand for 2005 compared to $387 thousand for 2004, or an increase of $139 thousand. In addition, fee income recorded on director and executive officer deferred compensation and retirement plans increased to $329 thousand for 2005 compared to $121 thousand for 2004, or an increase of $208 thousand. These increases were offset by gains on the sale of SBA government loans that decreased to $42 thousand for 2005 compared to $132 thousand for 2004, or a decrease of $90 thousand.

Noninterest Expense

The components of noninterest expense were as follows:

	2006	2005	2004
Salaries and Employee Benefits	$16,870	$14,128	$12,594
Occupancy and Equipment	4,035	3,778	3,531
Loss on Securities Transactions	—	—	31
Other	8,977	8,170	8,115

	$29,882	$26,076	$24,271

Total noninterest expense for 2006 increased $3.81 million, or 14.60 percent compared to 2005 while total noninterest expense for 2005 increased $1.81 million, or 7.44 percent, compared to 2004. Growth in noninterest expense in 2006 and 2005 was primarily in salaries, employee benefits, occupancy and equipment expense and other noninterest expenses. These items and the changes in the various components of noninterest expense are discussed in more detail below.

Salaries and Employee Benefits. Salaries and benefits expense for 2006 increased $2.74 million, or 19.41 percent, compared to 2005. The increase is primarily related to increases in head count, merit increase and denovo branching. During 2006, new offices were opened in Centerville and Columbus, Georgia and the new offices opened in Valdosta and Savannah during 2005 were online all of 2006 compared to being online part of 2005. Salaries and benefits expense for 2005 increased $1.53 million, or 12.18 percent, compared to 2004. The increase is primarily related to increases in head count, merit increase, denovo branching and the acquisition of the Flag-Thomaston office during 2004. During 2005, new offices were opened in Valdosta and Savannah, Georgia.

Part II (Continued)

Item 7 (Continued)

Occupancy and Equipment. Net occupancy expense for 2006 increased $257 thousand, or 6.80 percent compared to 2005. The Company experienced increased net occupancy and equipment expense for 2006 resulting from two additional offices opened during 2006. The impact of new offices opened during 2006 resulted in higher building maintenance, insurance and utilities cost and higher depreciation on buildings and equipment. Net occupancy expense for 2005 increased $247 thousand, or 7.00 percent, compared to 2004. The Company experienced increased net occupancy and equipment expense for 2005 resulting from two additional offices opened during 2005 and the acquisition of the Flag-Thomaston office during 2004. The impact of new offices opened during 2005 resulted in higher building maintenance, insurance and utilities cost, higher depreciation on buildings and equipment and higher lease expense.

All Other Noninterest Expense. All other noninterest expense for 2006 increased $807 thousand, or 9.88 percent, compared to 2005. The increase is primarily due to additional overhead associated with new offices opened along with significant changes in noninterest expense as follows: loss on sale of other real estate decreased to $20 thousand for 2006 compared to $185 thousand for 2005, or a decrease of $165 thousand; other real estate and repossession expense increased to $162 thousand for 2006 compared to $127 thousand for 2005, or an increase of $35 thousand; legal and professional fees increased to $1.07 million for 2006 compared to $765 thousand for 2005, or an increase of $306 thousand; ATM expense increased to $377 thousand for 2006 compared to $322 thousand for 2005, or an increase of $55 thousand; director fees increased to $639 thousand for 2006 compared to $617 thousand for 2005, or an increase of $22 thousand; stationery and supplies increased to $559 thousand for 2006 compared to $514 thousand for 2005, or an increase of $45 thousand; postage expense increased to $386 thousand for 2006 compared to $348 thousand for 2005, or an increase of $38 thousand; and advertising expense increased to $653 thousand for 2006 compared to $457 thousand for 2005, or an increase of $196 thousand.

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

Part II (Continued)

Item 7 (Continued)

Sources and Uses of Funds

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the assets in which those funds are invested as a percentage of the Company’s average total assets for the period indicated. Average assets totaled $1,161 million in 2006 compared to $1,035 million in 2005 and $938 million in 2004.

	2006		2005		2004
Sources of Funds
Deposits
Noninterest-Bearing	$73,334	6.3%	$68,259	6.6%	$63,457	6.8%
Interest-Bearing	917,634	79.1	809,850	78.3	732,048	78.0
Federal Funds Purchased	563	—	449	—	307	—
Subordinated Debentures and Other Borrowed Money	88,512	7.6	85,675	8.3	78,976	8.4
Other Noninterest-Bearing Liabilities	8,682	0.8	5,398	0.5	4,458	0.5
Equity Capital	71,993	6.2	65,146	6.3	59,037	6.3

	$1,160,718	100.0%	$1,034,777	100.0%	$938,283	100.0%

Uses of Funds
Loans	$901,162	77.6%	$809,401	78.2%	$725,221	77.3%
Investment Securities	135,538	11.7	113,704	11.0	110,877	11.8
Federal Funds Sold	41,307	3.6	38,692	3.7	31,502	3.4
Interest-Bearing Deposits	2,753	0.2	2,792	0.3	6,864	0.7
Other Interest-Earning Assets	5,192	0.4	4,878	0.5	3,242	0.4
Other Noninterest-Earning Assets	74,766	6.5	65,310	6.3	60,577	6.4

	$1,160,718	100.0%	$1,034,777	100.0%	$938,283	100.0%

Deposits continue to be the Company’s primary source of funding. Over the comparable periods, the relative mix of deposits continues to be high in interest-bearing deposits. Interest-bearing deposits totaled 92.60 percent of total average deposits in 2006 compared to 92.23 percent in 2005 and 92.02 percent in 2004.

The Company primarily invests funds in loans and securities. Loans continue to be the largest component of the Company’s mix of invested assets. Loan demand continues to be strong as total loans were $942.3 million at December 31, 2006, up 9.68 percent, compared to loans of $859.1 million at December 31, 2005, while total loans at December 31, 2005 were up 10.32 percent compared to loans of $778.7 million at December 31, 2004. See additional discussion regarding the Company’s loan portfolio in the section captioned “Loans” included below. The majority of funds provided by deposit growth have been invested in loans.

Part II (Continued)

Item 7 (Continued)

Loans

The following table presents the composition of the Company’s loan portfolio as of December 31 for the past five years.

	2006	2005	2004	2003	2002
Commercial, Financial and Agricultural	$61,887	$48,849	$44,284	$44,590	$46,598
Real Estate
Construction	193,952	152,944	100,774	56,374	21,341
Mortgage, Farmland	40,936	37,152	38,245	33,097	29,503
Mortgage, Other	549,601	529,599	500,869	428,197	392,387
Consumer	76,930	73,473	73,685	73,020	73,462
Other	18,967	17,100	20,823	18,932	8,581

	942,273	859,117	778,680	654,210	571,872
Unearned Interest and Fees	(501)	(302)	(37)	(33)	(56)
Allowance for Loan Losses	(11,989)	(10,762)	(10,012)	(8,516)	(7,364)

Loans	$929,783	$848,053	$768,631	$645,661	$564,452

The following table presents total loans as of December 31, 2006 according to maturity distribution and/or repricing opportunity on adjustable rate loans.

Maturity and Repricing Opportunity	($ in thousands)
One Year or Less	$611,984
After One Year through Three Years	262,677
After Three Years through Five Years	52,507
Over Five Years	15,105

$942,273

Overview. Loans totaled $942.3 million at December 31, 2006, up 9.68 percent from December 31, 2005 loans of $859.1 million. The majority of the Company’s loan portfolio is comprised of the real estate loans-other, real estate construction and installment loans to individuals. Real estate-other, which is primarily 1-4 family residential properties and nonfarm nonresidential properties, made up 58.33 percent and 61.64 percent of total loans, real estate construction made up 20.58 percent and 17.80 percent while installment loans to individuals made up 8.16 percent and 8.55 percent of total loans at December 31, 2006 and December 31, 2005, respectively. Real estate loans-other include both commercial and consumer balances.

Part II (Continued)

Item 7 (Continued)

Loan Origination/Risk Management. In accordance with the Company’s decentralized banking model, loan decisions are made at the local bank level. The Company utilizes a Central Loan Committee to assist lenders with the decision making and underwriting process of larger loan requests. Due to the diverse economic markets served by the Company, evaluation and underwriting criterion may vary slightly by bank. Overall, loans are extended after a review of the borrower’s repayment ability, collateral adequacy, and overall credit worthiness.

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

The Company maintains an independent loan review department that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to management. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as adherence to the Company’s policies and procedures.

Commercial, Financial and Agricultural. Commercial, financial and agricultural loans at December 31, 2006 increased 26.69 percent from December 31, 2005 to $61.9 million. The Company’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Company’s loan policy guidelines.

Part II (Continued)

Item 7 (Continued)

Industry Concentrations. As of December 31, 2006 and December 31, 2005, there were no concentrations of loans within any single industry in excess of 10 percent of total loans, as segregated by Standard Industrial Classification code (“SIC code”). The SIC code is a federally designed standard industrial numbering system used by the Company to categorize loans by the borrower’s type of business.

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

Large Credit Relationships. Colony is currently in eighteen counties in south and central Georgia including metropolitan markets in Doughtery, Lowndes, Houston, Chatham and Muscogee counties. As a result, the Company originates and maintains large credit relationships with several commercial customers in the ordinary course of business. The Company considers large credit relationships to be those with commitments equal to or in excess of $5.0 million prior to any portion being sold. Large relationships also include loan participations purchased if the credit relationship with the agent is equal to or in excess of $5.0 million. In addition to the Company’s normal policies and procedures related to the origination of large credits, the Company’s Central Credit Committee must approve all new and renewed credit facilities which are part of large credit relationships. The following table provides additional information on the Company’s large credit relationships outstanding at December 31, 2006 and December 31, 2005.

	December 31, 2006			December 31, 2005
	Number of Relationships	Period End Balances		Number of Relationships	Period End Balances
		Committed	Outstanding		Committed	Outstanding
Large Credit Relationships
$10 Million and Greater	2	$25,692	$18,365	2	$24,854	$19,744
$5 Million to $9.9 Million	12	69,485	62,914	8	45,645	39,373

Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table presents the maturity distribution of the Company’s loans at December 31, 2006. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate.

	Due in One Year or Less	After One, but Within Three Years	After Three, but Within Five Years	After Five Years	Total
Loans with Fixed Interest Rates	$227,495	$257,054	$52,507	$15,105	$552,161
Loans with Floating Interest Rates	384,489	5,623	—	—	390,112

	$611,984	$262,677	$52,507	$15,105	$942,273

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

Nonperforming Assets and Potential Problem Loans

Year-end nonperforming assets and accruing past due loans were as follows:

	2006	2005	2004	2003	2002
Loans Accounted for on Nonaccrual	$8,069	$8,579	$7,856	$7,251	$6,899
Loans Past Due 90 Days or More	9	14	953	241	935
Renegotiated Loans	—	—	—	—	37
Other Real Estate Foreclosed	970	2,170	1,127	2,724	1,357

Total Nonperforming Assets	$9,048	$10,763	$9,936	$10,216	$9,228

Nonperforming Assets as a Percentage of
Total Loans and Foreclosed Assets	0.96%	1.25%	1.27%	1.56%	1.61%
Total Assets	0.75%	0.97%	1.00%	1.18%	1.18%
Accruing Past Due Loans
30–89 Days Past Due	$10,593	$6,829	$8,302	$6,703	$9,618
90 or More Days Past Due	9	14	953	241	935

Total Accruing Past Due Loans	$10,602	$6,843	$9,255	$6,944	$10,553

Nonperforming assets include nonaccrual loans, loans past due 90 days or more, renegotiated loans and foreclosed real estate. Nonperforming assets at December 31, 2006 decreased 15.93 percent from December 31, 2005.

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

An allocation for loan losses has been made according to the respective amounts deemed necessary to provide for the possibility of incurred losses within the various loan categories. The allocation is based primarily on previous charge-off experience adjusted for changes in experience among each category. Additional amounts are allocated by evaluating the loss potential of individual loans that management has considered impaired. The reserve for loan loss allocation is subjective since it is based on judgment and estimates and, therefore, is not necessarily indicative of the specific amounts or loan categories in which the charge-offs may ultimately occur. The following table shows a comparison of the allocation of the reserve for loan losses for the periods indicated.

	2006		2005		2004		2003		2002
	Reserve	%*	Reserve	%*	Reserve	%*	Reserve	%*	Reserve	%*
Commercial, Financial and Agricultural	$3,597	7%	$3,229	6%	$3,004	6%	$2,470	7%	$1,841	8%
Real Estate – Construction	719	21	646	18	501	13	340	9	295	4
Real Estate – Farmland	599	4	538	4	501	5	426	5	442	5
Real Estate – Other	3,896	58	3,498	62	3,304	64	2,981	65	2,871	69
Loans to Individuals	2,398	8	2,152	8	2,002	9	1,703	11	1,326	13
All Other Loans	780	2	699	2	700	3	596	3	589	1

	$11,989	100%	$10,762	100%	$10,012	100%	$8,516	100%	$7,364	100%

*	Loan balance in each category expressed as a percentage of total end of period loans.

Activity in the allowance for loan losses is presented in the following table. There were no charge-offs or recoveries related to foreign loans during any of the periods presented.

Part II (Continued)

Item 7 (Continued)

The following table presents an analysis of the Company’s loan loss experience for the periods indicated.

($ in thousands)	2006	2005	2004	2003	2002
Allowance for Loan Losses at Beginning of Year	$10,762	$10,012	$8,516	$7,364	$6,159

Charge-Offs
Commercial, Financial and Agricultural	1,351	767	463	1,790	958
Real Estate	854	678	692	570	451
Consumer	697	1,369	618	507	570
All Other	471	232	363	203	359

	3,373	3,046	2,136	3,070	2,338

Recoveries
Commercial, Financial and Agricultural	420	176	9	30	59
Real Estate	20	18	36	39	42
Consumer	156	83	90	58	141
All Other	17	75	28	35	29

	613	352	163	162	271

Net Charge-Offs	2,760	2,694	1,973	2,908	2,067

Provision for Loan Losses	3,987	3,444	3,469	4,060	2,820

Business Combination	—	—	—	—	452

Allowance for Loan Losses at End of Year	$11,989	$10,762	$10,012	$8,516	$7,364

Ratio of Net Charge-Offs to Average Loans	0.30%	0.33%	0.27%	0.46%	0.39%

Part II (Continued)

Item 7 (Continued)

The allowance for loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The provision for loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for loan losses increased $0.54 million from $3.44 million in 2005 to $3.99 million in 2006. Provisions were higher in 2006 compared to 2005 primarily due to the increase in loan outstandings year over year and the slight increase in net charge-offs. Nonperforming assets as a percentage of total loans and foreclosed assets improved to 0.96 percent at December 31, 2006 compared to 1.25 percent a year ago. During 2005, the provision for loan losses decreased $0.03 million from the $3.44 million recorded in 2004.

Net charge-offs in 2006 increased $66 thousand compared to 2005 while net charge-offs in 2005 increased $721 thousand compared to 2004. The general increase in net charge-offs during 2006 and 2005 is reflective of the more stringent credit standards.

Management believes the level of the allowance for loan losses was adequate as of December 31, 2006. Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

Investment Portfolio

The following table presents carrying values of investment securities held by the Company as of December 31, 2006, 2005 and 2004.

($ in thousands)	2006	2005	2004
U.S. Treasuries and Government Agencies	$54,366	$38,446	$29,054
Obligations of State and Political Subdivisions	11,811	9,270	6,968
Corporate Obligations	3,745	3,023	3,113
Marketable Equity Securities	349	300	—

Investment Securities	70,271	51,039	39,135
Mortgage Backed Securities	79,036	73,287	73,458

Total Investment Securities And Mortgage Backed Securities	$149,307	$124,326	$112,593

Part II (Continued)

Item 7 (Continued)

The following table represents expected maturities and weighted-average yields of investment securities held by the Company as of December 31, 2006. (Mortgage backed securities are based on the average life at the projected speed, while Agencies, State and Political Subdivisions and Corporate Obligations reflect anticipated calls being exercised.)

	Within 1 Year		After 1 Year But Within 5 Years		After 5 Years But Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government Agencies	$12,180	4.24%	$40,224	4.57%	$1,963	5.67%	$—	—
Mortgage Backed Securities	6,715	3.40	59,131	4.43	13,190	5.41	—	—
Obligations of State and Political Subdivisions	2,306	4.09	5,263	4.65	4,241	6.14	—	—
Corporate Obligations	—	—	1,995	6.29	1,000	5.67	750	9.07%
Marketable Equity Securities	—	—	—	—	—	—	349	1.09

Total Investment Portfolio	$21,201	3.96%	$106,613	4.53%	$20,394	5.60%	$1,099	6.54%

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

At December 31, 2006, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10 percent of the Company’s stockholders’ equity.

The average yield of the securities portfolio was 4.34 percent in 2006 compared to 3.43 percent in 2005 and 3.57 percent in 2004. The increase in the average yield from 2005 to 2006 primarily resulted from the investment of new funds at higher rates due to Federal Reserve’s rate hike during 2005 and 2006. The slight decrease in the average yield from 2004 to 2005 primarily resulted from recognized amortization on mortgage backed securities due to paydowns received during 2005. The early repayment of mortgage backed securities primarily resulted from borrower refinancing due to lower market interest rates. The overall growth in the securities portfolio over the comparable periods was primarily funded by deposit growth.

Part II (Continued)

Item 7 (Continued)

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the years 2006, 2005 and 2004.

	2006		2005		2004
($ in thousands)	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
Noninterest-Bearing Demand Deposits	$73,334		$68,259		$63,457
Interest-Bearing Demand and Savings	210,461	1.97%	202,618	1.38%	197,316	1.11%
Time Deposits	707,173	4.59	607,232	3.26	534,732	2.43

Total Deposits	$990,968	3.69%	$878,109	2.57%	$795,505	1.91%

The following table presents the maturities of the Company’s other time deposits as of December 31, 2006.

($ in thousands)	Other Time Deposits $100,000 or Greater	Other Time Deposits Less Than $100,000	Total
Months to Maturity
3 or Less	$99,720	$85,267	$184,987
Over 3 through 12	229,068	249,163	478,231
Over 12 Months	37,253	45,565	82,818

	$366,041	$379,995	$746,036

Average deposits increased $112.9 million in 2006 compared to 2005 and $82.6 million in 2005 compared to 2004. The increase in 2006 included $5.1 million or 4.5 percent, related to noninterest-bearing deposits while the increase in 2005 included $4.8 million, or 5.8 percent related to noninterest-bearing deposits. Accordingly, the ratio of average noninterest-bearing deposits to total average deposits was 7.4 percent in 2006 from 7.8 percent in 2005 and 8.0 percent in 2004. The general increase in market rates, had the effect of (i) increasing the average cost of interest-bearing deposits by 120 basis points in 2006 compared to 2005, and increasing the average cost of interest-bearing deposits by 72 basis points in 2005 compared to 2004; and (ii) mitigating a portion of the impact of increasing yields on earning assets on the Company’s net interest income.

Total average interest-bearing deposits increased $107.8 million, or 13.31 percent in 2006 compared to 2005 and increased $77.8 million, or 10.63 percent, in 2005 compared to 2004. The growth in average deposits in 2006 compared to 2005 was primarily in other time deposit accounts. With the current interest rate environment, it appears that many customers are more inclined to invest their funds for extended periods and are choosing to maintain such funds in time deposit accounts, though the prevalent investment period continues to be for one year time deposits.

The Company supplements deposit sources with brokered deposits. As of December 31, 2006, the Company had $72.7 million, or 6.97 percent of total deposits, in brokered certificates of deposit attracted by external third parties.

Part II (Continued)

Item 7 (Continued)

Off-Balance-Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of December 31, 2006. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payments Due by Period
	1 Year or Less	More than 1 Year but Less Than 3 Years	3 Years or More but Less Than 5 Years	5 Years or More	Total
Contractual Obligations
Subordinated Debentures	$—	$—	$—	$24,229	$24,229
Federal Funds Purchased	1,070	—	—	—	1,070
Federal Home Loan Bank Advances	16,000	9,500	7,000	29,000	61,500
Operating Leases	122	207	179	137	645
Deposits with Stated Maturity Dates	663,218	54,524	28,288	6	746,036

	680,410	64,231	35,467	53,372	833,480

Other Commitments
Loan Commitments	105,165	—	—	—	105,165
Standby Letters of Credit	3,279	—	—	—	3,279

	108,444	—	—	—	108,444

Total Contractual Obligations and Other Commitments	$788,854	$64,231	$35,467	$53,372	$941,924

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

Loan Commitments. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for possible loan losses. Loan commitments outstanding at December 31, 2006 are included in the preceding table.

Part II (Continued)

Item 7 (Continued)

Standby and Performance Letters of Credit. Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. The Company’s policies generally require that standby and performance letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby and performance letters of credit outstanding at December 31, 2006 are included in the preceding table.

Capital and Liquidity

At December 31, 2006, stockholders’ equity totaled $76.6 million compared to $68.1 million at December 31, 2005. In addition to net income of $10.15 million, other significant changes in stockholders’ equity during 2006 included $2.34 million of dividends paid and an increase of $229 thousand resulting from the stock grant plan. The accumulated other comprehensive income component of stockholders’ equity totaled $(975) thousand at December 31, 2006 compared to $(1,353) thousand at December 31, 2005. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale. Under regulatory requirements, the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. Tier 1 capital consists of common stock and qualifying preferred stockholders’ equity less goodwill. Tier 2 capital consists of certain convertible, subordinated and other qualifying debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets. The Company has no Tier 2 capital other than the allowance for loan losses and gain on marketable equity securities.

Using the capital requirements presently in effect, the Tier 1 ratio as of December 31, 2006 was 10.24 percent and total Tier 1 and 2 risk-based capital was 11.50 percent. Both of these measures compare favorably with the regulatory minimum of 4 percent for Tier 1 and 8 percent for total risk-based capital. The Company’s Tier 1 leverage ratio as of December 31, 2006 was 8.17 percent, which exceeds the required ratio standard of 4 percent.

For 2006, average capital was $72 million, representing 6.20 percent of average assets for the year. This compares to 6.30 percent for 2005.

The Company paid a quarterly dividend of $0.0775, $0.08, $0.0825 and $0.085 per common share during the first, second, third and fourth quarters of 2006, respectively, and quarterly dividends of $0.068, $0.07, $0.072 and $0.075 per common share during the first, second, third and fourth quarters of 2005, respectively. This equates to a dividend payout ratio of 23.05 percent in 2006 and 22.80 percent in 2005.

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

Part II (Continued)

Item 7 (Continued)

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

The investment portfolio provides a ready means to raise cash if liquidity needs arise. As of December 31, 2006, the Company held $149 million in bonds (excluding FHLB stock), at current market value in the available for sale portfolio. At December 31, 2005, the available for sale bond portfolio totaled $124 million. Only marketable investment grade bonds are purchased. Although most of the Banks’ bond portfolios are encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for a sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it primarily determines the Company’s liquidity posture. Colony had ratios of loans to deposits of 90.3 percent as of December 31, 2006 and 90.9 percent at December 31, 2005. Management employs alternative funding sources when deposit balances will not meet loan demands. The ratios of loans to all funding sources (excluding Subordinated Debentures) at December 31, 2006 and December 31, 2005 were 85.2 percent and 84.9 percent, respectively. Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources. The stability of the Banks’ core deposit base is an important factor in Colony’s liquidity position. A heavy percentage of the deposit base is comprised of accounts of individuals and small businesses with comprehensive banking relationships and limited volatility. At December 31, 2006 and December 31, 2005, the Banks had $366.0 million and $283.6 million in certificates of deposit of $100,000 or more. These larger deposits represented 35.11 percent and 30.03 percent of respective total deposits. Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed. Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

Local market deposit sources proved insufficient to fund the strong loan growth trends at Colony over the past several years. The Company supplemented deposit sources with brokered deposits. As of December 31, 2006, the Company had $72.7 million, or 6.97 percent of total deposits, in brokered certificates of deposit attracted by external third parties. Additionally, the banks use external wholesale or Internet services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed.

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

Part II (Continued)

Item 7 (Continued)

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

Part II (Continued)

Item 7 (Continued)

Quantitative and Qualitative Disclosures About Market Risk

AVERAGE BALANCE SHEETS

	2006			2005			2004
($ in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Income (1)	$912,926	$75,217	8.24%	$819,900	$58,428	7.13%	$734,846	$47,636	6.48%

Investment Securities
Taxable	128,109	5,474	4.27	107,696	3,586	3.33	102,552	3,570	3.48
Tax-Exempt (2)	7,429	412	5.55	6,008	318	5.29	8,325	383	4.60

Total Investment Securities	135,538	5,886	4.34	113,704	3,904	3.43	110,877	3,953	3.57

Interest-Bearing Deposits	2,753	133	4.83	2,792	86	3.08	6,864	75	1.09

Federal Funds Sold	41,307	2,035	4.93	38,692	1,266	3.27	31,502	419	1.33

Other Interest-Earning Assets	5,192	279	5.37	4,878	177	3.63	3,242	109	3.36

Total Interest-Earning Assets	1,097,716	83,550	7.61	979,966	63,861	6.52	887,331	52,192	5.88

Noninterest-Earning Assets
Cash	22,372			20,014			19,047
Allowance for Loan Losses	(11,764)			(10,499)			(9,625)
Other Assets	52,394			45,296			41,530

Total Noninterest-Earning Assets	63,002			54,811			50,952

Total Assets	$1,160,718			$1,034,777			$938,283

Liabilities and Stockholders’ Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$210,461	$4,155	1.97%	$202,618	$2,790	1.38%	$197,316	$2,202	1.11%
Other Time	707,173	32,455	4.59	607,232	19,800	3.26	534,732	12,972	2.43

Total Interest-Bearing Deposits	917,634	36,610	3.99	809,850	22,590	2.79	732,048	15,174	2.07

Other Interest-Bearing Liabilities
Other Borrowed Money	65,794	2,874	4.37	66,601	2,605	3.91	61,556	2,366	3.84
Subordinated Debentures	22,718	1,879	8.27	19,074	1,269	6.65	17,420	838	4.81
Federal Funds Purchased	563	29	5.15	449	16	3.56	307	5	1.63

Total Other Interest-Bearing Liabilities	89,075	4,782	5.37	86,124	3,890	4.52	79,283	3,209	4.05

Total Interest-Bearing Liabilities	1,006,709	41,392	4.11	895,974	26,480	2.96	811,331	18,383	2.27

Noninterest-Bearing Liabilities and Stockholders’ Equity
Demand Deposits	73,334			68,259			63,457
Other Liabilities	8,682			5,398			4,458
Stockholders’ Equity	71,993			65,146			59,037

Total Noninterest-Bearing Liabilities and Stockholders’ Equity	154,009			138,803			126,952

Total Liabilities and Stockholders’ Equity	$1,160,718			$1,034,777			$938,283

Interest Rate Spread			3.50%			3.56%			3.61%

Net Interest Income		$42,158			$37,381			$33,809

Net Interest Margin			3.84%			3.81%			3.81%

(1)	The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable equivalent adjustments totaling $130, $119 and $132 for 2006, 2005 and 2004 respectively, are included in interest on loans. The adjustments are based on a federal tax rate of 34 percent.
(2)	Taxable-equivalent adjustments totaling $140, $108 and $130 for 2006, 2005, and 2004 respectively, are included in tax-exempt interest on investment securities. The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

58

Part II (Continued)

Item 7 (Continued)

Colony Bankcorp, Inc. and Subsidiaries

Interest Rate Sensitivity

The following table is an analysis of the Company’s interest rate-sensitivity position at December 31, 2006. The interest-bearing rate-sensitivity gap, which is the difference between interest-earning assets and interest-bearing liabilities by repricing period, is based upon maturity or first repricing opportunity, along with a cumulative interest rate-sensitivity gap. It is important to note that the table indicates a position at a specific point in time and may not be reflective of positions at other times during the year or in subsequent periods. Major changes in the gap position can be, and are, made promptly as market outlooks change.

	Assets and Liabilities Repricing Within
	3 Months or Less	4 to 12 Months	1 Year	1 to 5 Years	Over 5 Years	Total
($ in Thousands)
EARNING ASSETS
Interest-Bearing Deposits	$3,075	$—	$3,075	$—	$—	$3,075
Federal Funds Sold	45,149	—	45,149	—	—	45,149
Investment Securities	12,480	13,138	25,618	107,592	16,097	149,307
Loans, Net of Unearned Income	441,076	170,658	611,734	314,933	15,105	941,772
Other Interest-Bearing Assets	5,087	—	5,087	—	—	5,087

Total Interest-Earning Assets	506,867	183,796	690,663	422,525	31,202	1,144,390

INTEREST-BEARING LIABILITIES
Interest-Bearing Demand Deposits (1)	185,769	—	185,769	—	—	185,769
Savings (1)	33,306	—	33,306	—	—	33,306
Time Deposits	184,987	478,231	663,218	82,812	6	746,036
Other Borrowings (2)	26,000	1,000	27,000	10,500	24,000	61,500
Subordinated Debentures	24,229	—	24,229	—	—	24,229
Federal Funds Purchased	1,070	—	1,070	—	—	1,070

Total Interest-Bearing Liabilities	455,361	479,231	934,592	93,312	24,006	1,051,910

Interest Rate-Sensitivity Gap	51,506	(295,435)	(243,929)	329,213	7,196	$92,480

Cumulative Interest-Sensitivity Gap	$51,506	$(243,929)	$(243,929)	$85,284	$92,480

Interest Rate-Sensitivity Gap as a Percentage of Interest-Earning Assets	4.50%	(25.82)%	(21.32)%	28.77%	0.63%

Cumulative Interest Rate-Sensitivity as a Percentage of Interest-Earning Assets	4.50%	(21.32)%	(21.32)%	7.45%	8.08%

(1)	Interest-Bearing Demand and Savings Accounts for repricing purposes are considered to reprice within 3 months or less.
(2)	Short-term borrowings for repricing purposes are considered to reprice within 3 months or less.

Part II (Continued)

Item 7 (Continued)

The foregoing table indicates that we had a one-year negative gap of ($244) million, or (21.32) percent of total assets at December 31, 2006. In theory, this would indicate that at December 31, 2006, $244 million more in liabilities than assets would reprice if there were a change in interest rates over the next 365 days. Thus, if interest rates were to decline, the gap would indicate a resulting increase in net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and our supporting liability can vary significantly while the timing of repricing of both the assets and our supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposits.

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

The Company is now utilizing SunTrust Asset/Liability Management Analysis for a more dynamic analysis of balance sheet structure. The Company has established earnings at risk for net interest income in a +/- 200 basis point rate shock to be no more than a fifteen percent percentage change. The most recent analysis as of September 30, 2006 indicates that net interest income would deteriorate 6.31 percent with a 200 basis point decrease and would improve 4.09 percent with a 200 basis point increase. The Company has established equity at risk in a +/- 200 basis point rate shock to be no more than a twenty percent percentage change. The most recent analysis as of September 30, 2006 indicates that net economic value of equity percentage change would decrease 0.74 percent with a 200 basis point increase and would decrease 3.47 percent with a 200 basis point decrease. The Company has established its one year gap to be 0.80 percent to 1.20 percent. The most recent analysis as of September 30, 2006 indicates a one-year gap of 0.88 percent. The analysis reflects net interest margin compression in a declining interest rate environment. Given that interest rates are at or near its peak, the Company is focusing on areas to minimize margin compression in the future. These include locking in more loans at a fixed rate versus a variable rate, minimizing dollars in Federal funds, extending out on the yield curve with investments, securing brokered certificates of deposit for one year and under and focusing on reduction of nonperforming assets.

Part II (Continued)

Item 7 (Continued)

Return on Assets and Stockholder’s Equity

The following table presents selected financial ratios for each of the periods indicated.

	Year Ended December 31
	2006	2005	2004
Return on Assets	0.87%	0.87%	0.86%

Return on Equity	14.10%	13.78%	13.67%

Dividend Payout	23.05%	22.80%	22.30%

Equity to Assets	6.31%	6.15%	6.19%

Dividends Declared	$0.325	$0.285	$0.252

Future Outlook

Colony is an emerging company in an industry filled with nonregulated competitors and a rapid pace of consolidation. The year brings with it new opportunities for growth in our existing markets, as well as opportunities to expand into new markets through acquisitions and denovo branching. The Company completed construction of two offices during 2006 – one of which was its second Houston County location in Centerville, Georgia that was opened during first quarter 2006 and the other was its first location in Columbus/Muscogee County that was opened in third quarter 2006. The Company previously occupied leased space for a loan production office in Columbus/Muscogee County. Entry into the MSA markets – Savannah, Columbus, Albany, Warner Robins/Macon and Valdosta – will require multi-branch offices and the Company is presently looking for available real estate to purchase in those markets. The Company was successful in purchasing real estate for a second office in the Savannah market with construction expected to begin during first quarter 2007.

Item 7A

Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is located in Item 7 under the heading Interest Rate Sensitivity.

Item 8

Financial Statements and Supplemental Data

The following consolidated financial statements of the Registrant and its subsidiaries are included on exhibit 13 of this Annual Report on Form 10-K:

Consolidated Balance Sheets – December 31, 2006 and 2005

Consolidated Statements of Income – Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Comprehensive Income – Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity – Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows – Years Ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

Part II (Continued)

Item 8

Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2006 and 2005:

	Three Months Ended
	December 31	September 30	June 30	March 31
	($ in Thousands, Except Per Share Data)
2006
Interest Income	$22,351	$21,748	$20,581	$18,600
Interest Expense	11,870	10,954	9,901	8,667

Net Interest Income	10,481	10,794	10,680	9,933
Provision for Loan Losses	997	1,021	1,047	922
Noninterest Income	1,826	1,898	2,018	1,608
Noninterest Expense	7,516	7,680	7,599	7,087

Income Before Income Taxes	3,794	3,991	4,052	3,532
Provision for Income Taxes	1,183	1,369	1,442	1,223

Net Income	$2,611	$2,622	$2,610	$2,309

Net Income Per Common Share
Basic	$0.36	$0.36	$0.36	$0.32
Diluted	0.36	0.36	0.36	0.32

2005

Interest Income	$17,893	$16,262	$15,267	$14,212
Interest Expense	8,102	6,996	6,022	5,360

Net Interest Income	9,791	9,266	9,245	8,852
Provision for Loan Losses	742	869	1,025	808
Noninterest Income	1,518	1,533	1,499	1,602
Noninterest Expense	7,009	6,491	6,292	6,284

Income Before Income Taxes	3,558	3,439	3,427	3,362
Provision for Income Taxes	1,253	1,188	1,180	1,188

Net Income	$2,305	$2,251	$2,247	$2,174

Net Income Per Common Share (1)
Basic	$0.32	$0.31	$0.31	$0.31
Diluted	0.32	0.31	0.31	0.31

(1)	Adjusted for stock dividends and stock splits, as applicable.

Part II (Continued)

Item 9

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Colony’s management assessed the effectiveness of Colony’s internal control over financial reporting as of December 31, 2006 based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that Colony maintained effective internal control over financial reporting as of December 31, 2006.

Part II (Continued)

Item 9A (Continued)

McNair, McLemore, Middlebrooks & Co., LLP, the independent registered public accounting firm that audited the consolidated financial statements of Colony included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of Colony’s internal control over financial reporting as of December 31, 2006. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of Colony’s internal control over financial reporting as of December 31, 2006, is included in Item 8 of this Report under the heading “Report of Independent Registered Public Accounting Firm.”

Colony Bankcorp, Inc.

March 12, 2007

Item 9B

Other Information

None.

Part III

Item 10

Directors and Executive Officers and Corporate Governance

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

Part III (Continued)

Item 12

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued Upon Stock Grant, Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved By Security Holders

2004 Restricted Stock Grant Plan			137,943

Equity Compensation Plans Not Approved by Security Holders

1999 Restricted Stock Grant Plan			2,875

			140,818

The remaining information required by this item is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

Item 13

Certain Relationships and Related Transactions and Director Independence

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

Exhibits, Financial Statement Schedules

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

11	Statement of Computation of Per Share Earnings

13	Consolidated Financial Statements of Colony Bankcorp, Inc. as of December 31, 2006 and 2005.

21	Subsidiaries of the Company

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certificate of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Colony Bankcorp, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

COLONY BANKCORP, INC.

/s/ Al D. Ross
Al D. Ross President/Director/Chief Executive Officer

March 15, 2007
Date

/s/ Terry L. Hester
Terry L. Hester Executive Vice-President/Chief Financial Officer/Director

March 15, 2007
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Terry Coleman	March 15, 2007
Terry Coleman, Director	Date

/s/ L. Morris Downing	March 15, 2007
L. Morris Downing, Director	Date

/s/ Edward J. Harrell	March 15, 2007
Edward J. Harrell, Director	Date

/s/ Mark H. Massee	March 15, 2007
Mark H. Massee, Director	Date

/s/ James D. Minix	March 15, 2007
James D, Minix, Director	Date

/s/ Charles E. Myler	March 15, 2007
Charles E. Myler, Director	Date

/s/ W. B. Roberts, Jr.	March 15, 2007
W. B. Roberts, Jr., Director	Date

/s/ R. Sidney Ross	March 15, 2007
R. Sidney Ross, Director	Date

/s/ B. Gene Waldron	March 15, 2007
B. Gene Waldron, Director	Date