Form 10-Q
period 2007-03-31
COLONY BANKCORP INC
filed 2007-05-09
CIK 711669

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 2007

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE ACT).

YES  ☐    NO  ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS	OUTSTANDING AT MAY 9, 2007
COMMON STOCK, $1 PAR VALUE	7,204,775

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

A.	CONSOLIDATED BALANCE SHEETS – MARCH 31, 2007 AND DECEMBER 31, 2006.

B.	CONSOLIDATED STATEMENTS OF INCOME – FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006.

C.	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006.

D.	CONSOLIDATED STATEMENTS OF CASH FLOWS – FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006.

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING SOLELY OF NORMAL RECURRING ADJUSTMENTS) NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2007 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

Part I (Continued)

Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2007 AND DECEMBER 31, 2006

(DOLLARS IN THOUSANDS)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash and Cash Equivalents
Cash and Due from Banks	$21,583	27,231
Federal Funds Sold	35,004	45,149

	56,587	72,380

Interest-Bearing Deposits	2,810	3,076

Investment Securities
Available for Sale, at Fair Value	156,028	149,236
Held to Maturity, at Cost (Fair Value of $73 and $71, as of March 31, 2007 and December 31, 2006, Respectively)	73	71

	156,101	149,307

Federal Home Loan Bank Stock, at Cost	4,903	5,087

Loans Held for Sale	335	—

Loans	930,250	942,273
Allowance for Loan Losses	(12,170)	(11,989)
Unearned Interest and Fees	(431)	(501)

	917,649	929,783

Premises and Equipment	27,268	27,453

Other Real Estate	1,563	970

Goodwill	2,412	2,412

Other Intangible Assets	429	439

Other Assets	21,350	22,597

Total Assets	$1,191,407	$1,213,504

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-Bearing	$76,702	$77,336
Interest-Bearing	947,930	965,110

	1,024,632	1,042,446

Borrowed Money
Federal Funds Purchased	480	1,070
Subordinated Debentures	24,229	24,229
Other Borrowed Money	55,000	61,500

	79,709	86,799

Other Liabilities	8,513	7,648

Commitments and Contingencies
Stockholders’ Equity
Common Stock, Par Value $1 a Share, Authorized 20,000,000 Shares, Issued 7,204,775 and 7,189,937 Shares as of March 31, 2007 and December 31, 2006, Respectively	7,205	7,190
Paid-In Capital	24,503	24,257
Retained Earnings	48,013	46,417
Restricted Stock - Unearned Compensation	(478)	(278)
Accumulated Other Comprehensive Loss, Net of Tax	(690)	(975)

	78,553	76,611

Total Liabilities and Stockholders’ Equity	$1,191,407	$1,213,504

The accompanying notes are an integral part of these statements.

Part I (Continued)

Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended
	3/31/2007	3/31/2006
Interest Income
Loans, Including Fees	$19,768	$16,753
Federal Funds Sold	631	479
Deposits with Other Banks	41	18
Investment Securities
U.S. Government Agencies	1,544	1,164
State, County and Municipal	134	91
Corporate Obligations	63	36
Dividends on Other Investments	76	59

	22,257	18,600

Interest Expense
Deposits	10,607	7,514
Federal Funds Purchased	6	9
Borrowed Money	1,193	1,144

	11,806	8,667

Net Interest Income	10,451	9,933
Provision for Loan Losses	914	922

Net Interest Income After Provision for Loan Losses	9,537	9,011

Noninterest Income
Service Charges on Deposits	1,118	1,032
Other Service Charges, Commissions and Fees	246	215
Mortgage Fee Income	252	123
Securities Gains	184	—
Other	310	238

	2,110	1,608

Noninterest Expenses
Salaries and Employee Benefits	4,542	4,079
Occupancy and Equipment	1,001	985
Other	2,366	2,023

	7,909	7,087

Income Before Income Taxes	3,738	3,532
Income Taxes	1,264	1,223

Net Income	$2,474	$2,309

Net Income Per Share of Common Stock
Basic	$0.34	$0.32

Diluted	$0.34	$0.32

Cash Dividends Declared Per Share of Common Stock	$0.0875	$0.0775

Weighted Average Basic Shares Outstanding	7,181,568	7,170,406

Weighted Average Diluted Shares Outstanding	7,194,741	7,172,669

The accompanying notes are an integral part of these statements.

Part I (Continued)

Item 1 (Continued)

COLONY BANKCORP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended	Three Months Ended
	03/31/07	03/31/06
Net Income	$2,474	$2,309
Other Comprehensive Income, Net of Tax
Gains (Losses) on Securities Arising During the Year	406	(293)
Reclassification Adjustment	(121)	—

Unrealized Gains (Losses) on Securities	285	(293)

Comprehensive Income	$2,759	$2,016

The accompanying notes are an integral part of these statements.

Part I (Continued)

Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,474	$2,309
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation	469	473
Provision for Loan Losses	914	922
Securities Gains	(184)	—
Amortization and Accretion	138	173
(Gain) Loss on Sale of Other Real Estate and Repossessions	80	7
Gain on Sale of Equipment	—	(1)
Increase in Cash Surrender Value of Life Insurance	(49)	(48)
Change in Loans Held for Sale	(335)	—
Other Prepaids, Deferrals and Accruals, Net	1,712	504

	5,219	4,339

CASH FLOWS FROM INVESTING ACTIVITIES
Federal Home Loan Bank Stock	184	(435)
Purchases of Investment Securities Available for Sale	(10,514)	(8,946)
Proceeds from Maturities, Calls, and Paydowns of
Investment Securities:
Available for Sale	4,308	8,464
Held to Maturity	—	—
Interest-Bearing Deposits in Other Banks	265	(1,996)
Net Loans to Customers	9,945	(34,937)
Purchase of Premises and Equipment	(284)	(1,080)
Other Real Estate and Repossessions	599	192
Proceeds from Sale of Premises and Equipment	—	5
Investment in Statutory Trust	(279)	—
Liquidation of Statutory Trust	279	—

	4,503	(38,733)

CASH FLOWS FROM FINANCING ACTIVITIES
Noninterest-Bearing Customer Deposits	(634)	(5,233)
Interest-Bearing Customer Deposits	(17,180)	35,547
Federal Funds Purchased	(590)	—
Dividends Paid	(611)	(539)
Proceeds from Other Borrowed Money	13,500	11,000
Principal Payments on Other Borrowed Money	(20,000)	(6,554)
Proceeds from Issuance of Subordinated Debentures	9,279	—
Principal Payments on Subordinated Debentures	(9,279)	—

	(25,515)	34,221

Net Increase (Decrease) in Cash and Cash Equivalents	(15,793)	(173)
Cash and Cash Equivalents at Beginning of Period	72,380	79,062

Cash and Cash Equivalents at End of Period	$56,587	$78,889

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

Reclassifications

In certain instances, amounts reported in prior years’ consolidated financial statements have been reclassified to conform to statement presentations selected for 2007. Such reclassifications had no effect on previously reported stockholders’ equity or net income.

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

Depreciation is charged to operations over the estimated useful lives of the assets. The estimated useful lives and methods of depreciation are as follows:

Description	Life in Years	Method
Banking Premises	15-40	Straight-Line and Accelerated

Furniture and Equipment	5-10	Straight-Line and Accelerated

Leasehold Improvements	5-20	Straight-Line

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

Part I (Continued)

Item 1 (Continued)

(1) Summary of Significant Accounting Policies (Continued)

Changes in Accounting Principles and Effects of New Accounting Pronouncements

In February 2006, the Financial Accounting Standard Board (FASB) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140. This statement provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with the requirements of SFAS 133. Entities can make an irrevocable election to measure such hybrid financial instruments at fair value in its entirety, with subsequent changes in fair value recognized in earnings. This election can be made on an instrument-by-instrument basis. The effective date of this standard is for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this statement did not have an impact on our financial position, results of operations or disclosures.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets. This statement, which is an amendment to SFAS No. 140, will simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. Specifically, SFAS No. 156 addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. SFAS No. 156 also clarifies when an obligation to service financial assets should be separately recognized as a servicing initially measured at fair value, if practicable, and permits an entity with a separately recognized servicing asset or servicing liability to choose either the amortization or fair value methods for subsequent measurement. The provisions of SFAS No. 156 are effective as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this statement did not have an impact on our financial position, results of operations or disclosures.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The cumulative change in accounting recorded directly to retained earnings and the effect on 2007 income from operations was not material.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 enhances existing guidance for measuring assets and liabilities using fair value. Before the issuance of SFAS No. 157, guidance for applying fair value was incorporated in several accounting pronouncements. SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. While SFAS No. 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. SFAS No. 157 is effective for financial statement issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect the adoption of this standard to have a material effect on the financial position, results of operations or disclosures.

In September 2006, the FASB issued No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106 and 123(R) (FASB 158). This statement requires companies to recognize a net liability or asset to report the funded status of their defined benefit pension and other post retirement plans on the balance sheet. SFAS 158 requires additional new disclosures to be made in companies’ financial statements. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The adoption of this standard did not have an effect on the Company’s results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment to FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement requires a business entity to report

Part I (Continued)

Item 1 (Continued)

(1) Summary of Significant Accounting Policies (Continued)

Changes in Accounting Principles and Effects of New Accounting Pronouncements (Continued)

unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. An entity may decide whether to elect the fair value option for each eligible item on its election date, subject to certain requirements described in the statement. This statement shall be effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position, results of operations and disclosures.

(2) Cash and Due from Banks

Components of cash and balances due from banks are as follows as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Cash on Hand and Cash Items	$8,098	$8,308
Noninterest-Bearing Deposits with Other Banks	13,485	18,923

	$21,583	$27,231

As of March 31, 2007, the Banks had required deposit reserves of approximately $4,023 with the Federal Reserve that was satisfied with cash on hand.

(3) Investment Securities

Investment securities as of March 31, 2007 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U.S. Government Agencies
Mortgage Backed	$78,665	$222	$(848)	$78,039
Other	60,388	122	(418)	60,092
State, County & Municipal	14,237	37	(138)	14,136
Corporate Obligations	3,784	—	(23)	3,761

	$157,074	$381	$(1,427)	$156,028

Securities Held to Maturity:
State, County and Municipal	$73	$—	$—	$73

The amortized cost and fair value of investment securities as of March 31, 2007, by contractual maturity, are shown hereafter. Expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in One Year or Less	$15,546	$15,449
Due After One Year Through Five Years	49,059	48,717
Due After Five Years Through Ten Years	10,769	10,794	$73	$73
Due After Ten Years	3,035	3,029	—	—

	78,409	77,989	73	73
Mortgage Backed Securities	78,665	78,039	—	—

	$157,074	$156,028	$73	$73

Part I (Continued)

Item 1 (Continued)

Investment securities as of December 31, 2006 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U.S. Government Agencies
Mortgage Backed	$80,053	$107	$(1,124)	$79,036
Other	54,870	65	(569)	54,366
State, County & Municipal	11,840	36	(136)	11,740
Corporate Obligations	3,787	—	(42)	3,745
Marketable Equity Securities	163	193	(7)	349

	$150,713	$401	$(1,878)	$149,236

Securities Held to Maturity:
State, County and Municipal	$71	$—	$—	$71

Investment securities having a carry value approximating $87,853 and $86,141 as of March 31, 2007 and December 31, 2006, respectively, were pledged to secure public deposits and for other purposes.

Part I (Continued)

Item 1 (Continued)

Information pertaining to securities with gross unrealized losses at March 31, 2007 and December 31, 2006 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2007
U.S. Government Agencies
Mortgage Backed	$1,664	$(10)	$51,475	$(838)	$53,139	$(848)
Other	3,810	(5)	34,676	(413)	38,486	(418)
State, County and Municipal	5,193	(77)	5,411	(61)	10,604	(138)
Corporate Obligations	991	(9)	996	(14)	1,987	(23)

	$11,658	$(101)	$92,558	$(1,326)	$104,216	$(1,427)

December 31, 2006
U.S. Government Agencies
Mortgage Backed	$11,989	$(55)	$52,140	$(1,070)	$64,129	$(1,125)
Other	5,462	(25)	31,033	(544)	36,495	(569)
State, County and Municipal	2,709	(69)	5,397	(67)	8,106	(136)
Corporate Obligations	1,750	(24)	995	(17)	2,745	(41)
Marketable Equity Securities	—	—	53	(7)	53	(7)

	$21,910	$(173)	$89,618	$(1,705)	$111,528	$(1,878)

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

At March 31, 2007, the debt securities with unrealized losses have depreciated 1.35 percent from the Company’s amortized cost basis. These securities are guaranteed by either U.S. Government or other governments. These unrealized losses relate principally to current interest rates for similar type of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

(4) Loans

The composition of loans as of March 31, 2007 and December 31, 2006 was as follows:

	March 31, 2007	December 31, 2006
Commercial, Financial and Agricultural	$60,093	$61,887
Real Estate – Construction	193,149	193,952
Real Estate – Farmland	41,835	40,936
Real Estate – Other	541,078	549,601
Installment Loans to Individuals	75,942	76,930
All Other Loans	18,153	18,967

	$930,250	$942,273

Nonaccrual loans are loans for which principal and interest are doubtful of collection in accordance with original loan terms and for which accruals of interest have been discontinued due to payment delinquency. Nonaccrual loans totaled $6,183 and $8,069 as of March 31, 2007 and December 31, 2006, respectively and total recorded investment in loans past due 90 days or more and still accruing interest approximated $293 and $9, respectively.

Part I (Continued)

Item 1 (Continued)

(5) Allowance for Loan Losses

Transactions in the allowance for loan losses are summarized below for three months ended March 31, 2007 and March 31, 2006 as follows:

	March 31, 2007	March 31, 2006
Balance, Beginning	$11,989	$10,762
Provision Charged to Operating Expenses	914	922
Loans Charged Off	(982)	(1,064)
Loan Recoveries	249	140

Balance, Ending	$12,170	$10,760

(6) Premises and Equipment

Premises and equipment are comprised of the following as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Land	$7,414	$7,414
Building	20,905	20,886
Furniture, Fixtures and Equipment	11,917	12,060
Leasehold Improvements	994	994
Construction in Progress	154	114

	41,384	41,468
Accumulated Depreciation	(14,116)	(14,015)

	$27,268	$27,453

Depreciation charged to operations totaled $469 and $473 for March 31, 2007 and March 31, 2006, respectively.

Certain Company facilities and equipment are leased under various operating leases. Rental expense approximated $100 and $83 for three months ended March 31, 2007 and March 31, 2006, respectively.

(7) Goodwill and Intangible Assets

The following is an analysis of the goodwill and core deposit intangible asset activity for the three months ended March 31, 2007 and March 31, 2006:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Goodwill
Balance, Beginning	$2,412	$2,412
Goodwill Acquired	—	—

Balance, Ending	$2,412	$2,412

Net Core Deposit, Intangible
Balance, Beginning	$439	$520
Amortization Expense	(10)	(25)

Balance, Ending	$429	$495

Part I (Continued)

Item 1 (Continued)

(7) Goodwill and Intangible Assets (Continued)

The following table reflects the expected amortization for the core deposit intangible at March 31, 2007:

2007	$27
2008	36
2009	36
2010	36
2011 and thereafter	294

$429

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

(9) Deposits

The aggregate amount of overdrawn deposit accounts reclassified as loan balances totaled $863 and $839 as of March 31, 2007 and December 31, 2006.

Components of interest-bearing deposits as of March 31, 2007 and December 31, 2006 are as follows:

	March 31, 2007	December 31, 2006
Interest-Bearing Demand	$180,964	$185,769
Savings	35,214	33,305
Time, $100,000 and Over	348,508	366,041
Other Time	383,244	379,995

	$947,930	$965,110

At March 31, 2007 and December 31, 2006, the Company had brokered deposits of $53,939 and $72,682 respectively. The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $100,000 was approximately $313,175 and $328,788 as of March 31, 2007 and December 31, 2006, respectively.

As of March 31, 2007 and December 31, 2006, the scheduled maturities of certificates of deposits are as follows:

Maturity	March 31, 2007	December 31, 2006
One Year and Under	$655,356	$663,217
One to Three Years	48,644	54,524
Three Years and Over	27,752	28,295

	$731,752	$746,036

(10) Other Borrowed Money

Other borrowed money at March 31, 2007 and December 31, 2006 is summarized as follows:

	March 31, 2007	December 31, 2006
Federal Home Loan Bank Advances	$55,000	$61,500
The Banker’s Bank Note Payable	0	—

	$55,000	$61,500

Part I (Continued)

Item 1 (Continued)

(10) Other Borrowed Money (Continued)

Advances from the Federal Home Loan Bank (FHLB) have maturities ranging from 2007 to 2019 and interest rates ranging from 2.74 percent to 5.93 percent. Under the Blanket Agreement for Advances and Security Agreement with the FHLB, residential first mortgage loans and cash balances held by the FHLB are pledged as collateral for the FHLB advances outstanding. At March 31, 2007, the Company had available line of credit commitments totaling $95,056, of which $40,056 was available.

The Banker’s Bank Note Payable originated on February 15, 2007 as a line of credit with funds available of $1,000 at a rate of the Wall Street Prime minus 0.75 percent. Interest payments are due monthly with the entire balance due February 14, 2008. The debt is secured by all furniture, fixtures, equipment and software of Colony Management Services. Colony Bankcorp, Inc. guarantees the debt. As of March 31, 2007, $1,000 line of credit commitment was available as no draws have been made to date.

The aggregate stated maturities of other borrowed money at March 31, 2007 are as follows:

Year	Amount
2007	$1,000
2008	9,500
2009	—
2010	1,000
2011 and Thereafter	43,500

$55,000

The Company also has available federal funds lines of credit with various financial institutions totaling $42,200, of which there was $480 outstanding amount at March 31, 2007.

(11) Subordinated Debentures (Trust Preferred Securities)

During the first quarter of 2002, the Company formed a subsidiary whose sole purpose was to issue $9,000 in Trust Preferred Securities through a pool sponsored by FTN Financial Capital Markets. The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions. On March 12, 2007, the Company exercised its callable option and redeemed the entire $9,000 Trust Preferred Securities and terminated this subsidiary.

During the fourth quarter of 2002, the Company formed a second subsidiary whose sole purpose was to issue $5,000 in Trust Preferred Securities through a pool sponsored by FTN Financial Capital Markets. The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions. At March 31, 2007 the floating-rate securities had a 8.60 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 3.25 percent.

During the second quarter of 2004, the Company formed a third subsidiary whose sole purpose was to issue $4,500 in Trust Preferred Securities through a pool sponsored by FTN Financial Capital Markets. The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions. At March 31, 2007, the floating rate securities had a 8.03 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 2.68 percent.

During the second quarter of 2006, the Company formed a fourth subsidiary whose sole purpose was to issue $5,000 in Trust Preferred Securities through a pool sponsored by SunTrust Capital Markets. The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions. At March 31, 2007 the floating-rate securities had a 6.85 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 1.50 percent.

During the first quarter of 2007, the Company formed a fifth subsidiary whose sole purpose was to issue $9,000 in Trust Preferred Securities through a pool sponsored by Trapeza Capital Management, LLC. The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions. At March 31, 2007, the floating-rate securities had a 7.00 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 1.65 percent.

The Trust Preferred Securities are recorded as subordinated debentures on the consolidated balance sheets, but subject to certain limitations, qualify as Tier 1 Capital for regulatory capital purposes. The proceeds from the offering were used to fund the cash portion of the Quitman acquisition, payoff holding company debt, and inject capital into bank subsidiaries.

Part I (Continued)

Item 1 (Continued)

(12) Restricted Stock – Unearned Compensation

In 1999, the board of directors of Colony Bankcorp, Inc. adopted a restricted stock grant plan which awards certain executive officers common shares of the Company. The maximum number of shares (split-adjusted) which may be subject to restricted stock awards is 64,701. During 2000 – 2007, 75,803 split-adjusted shares were issued under this plan and since the plan’s inception, 11,539 shares have been forfeited; thus, remaining shares which may be subject to restricted stock awards are 437 at March 31, 2007. The shares are recorded at fair market value (on the date granted) as a separate component of stockholders’ equity. The cost of these shares is being amortized against earnings using the straight-line method over three years (the restriction period.)

In April 2004, the stockholders of Colony Bankcorp, Inc. adopted a restricted stock grant plan which awards certain executive officers common shares of the Company. The maximum number of shares which may be subject to restricted stock awards (split-adjusted) is 143,500. During 2006-2007, 20,155 shares were issued under this plan and since the plan’s inception 2,198 shares have been forfeited, thus remaining shares which may be subject to restricted stock awards are 125,543 at March 31, 2007. The shares are recorded at fair market value (on the date granted) as a separate component of stockholders’ equity. The cost of these shares is being amortized against earnings using the straight-line method over three years (the restriction period).

(13) Profit Sharing Plan

The Company has a profit sharing plan that covers substantially all employees who meet certain age and service requirements. It is the Company’s policy to make contributions to the plan as approved annually by the board of directors. The total provision for contributions to the plan was $663 for 2006, $558 for 2005 and $479 for 2004.

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

At March 31, 2007 and December 31, 2006 the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	March 31, 2007	December 31, 2006
Loan Commitments	$109,306	$105,165
Standby Letters of Credit	3,386	3,279

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

Standby and performance letters of credit are conditional lending commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Part I (Continued)

Item 1 (Continued)

(14) Commitments and Contingencies (Continued)

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

Liabilities accrued under the plans totaled $1,100 and $1,108 as of March 31, 2007 and December 31, 2006, respectively. Benefit payments under the contracts were $47 and $46 for the three month period ended March 31, 2007 and March 31, 2006, respectively. Provisions charged to operations totaled $39 and $36 for the three month period ended March 31, 2007 and March 31, 2006, respectively.

Fee income recognized with deferred compensation plans totaled $49 and $48 for three month period ended March 31, 2007 and March 31, 2006, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The amounts and ratios as defined in regulations are presented hereafter. Management believes, as of March 31, 2007, the Company meets all capital adequacy requirements to which it is subject under the regulatory framework for prompt corrective action. In the opinion of management, there are no conditions or events since prior notification of capital adequacy from the regulators that have changed the institution’s category.

Part I (Continued)

Item 1 (Continued)

(16) Regulatory Capital Matters (Continued)

The following table summarizes regulatory capital information as of March 31, 2007 and December 31, 2006 on a consolidated basis and for each significant subsidiary, as defined.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2007
Total Capital to Risk-Weighted Assets
Consolidated	$111,688	11.85%	$75,397	8.00%	$94,246	10.00%
Fitzgerald	19,000	11.98	12,685	8.00	15,857	10.00
Ashburn	29,025	11.16	20,803	8.00	26,003	10.00
Worth	14,800	11.17	10,598	8.00	13,247	10.00
Southeast	20,417	11.17	14,621	8.00	18,276	10.00
Quitman	12,343	11.51	8,581	8.00	10,726	10.00
Tier 1 Capital to Risk-Weighted Assets
Consolidated	$99,902	10.60%	$37,699	4.00%	$56,548	6.00%
Fitzgerald	17,017	10.73	6,343	4.00	9,514	6.00
Ashburn	25,768	9.91	10,401	4.00	15,602	6.00
Worth	13,141	9.92	5,299	4.00	7,948	6.00
Southeast	18,349	10.04	7,311	4.00	10,966	6.00
Quitman	11,093	10.34	4,290	4.00	6,435	6.00
Tier 1 Capital to Average Assets
Consolidated	$99,902	8.31%	$48,079	4.00%	$60,098	5.00%
Fitzgerald	17,017	8.53	7,977	4.00	9,971	5.00
Ashburn	25,768	7.65	13,480	4.00	16,850	5.00
Worth	13,141	7.55	6,964	4.00	8,705	5.00
Southeast	18,349	8.68	8,459	4.00	10,574	5.00
Quitman	11,093	7.68	5,775	4.00	7,219	5.00

Part I (Continued)

Item 1 (Continued)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006
Total Capital to Risk-Weighted Assets
Consolidated	$110,304	11.50%	$76,710	8.00%	$95,887	10.00%
Fitzgerald	18,697	11.33	13,206	8.00	16,508	10.00
Ashburn	28,908	10.77	21,464	8.00	26,830	10.00
Worth	14,618	11.02	10,610	8.00	13,262	10.00
Southeast	20,091	10.76	14,934	8.00	18,667	10.00
Quitman	12,183	11.65	8,367	8.00	10,458	10.00
Tier 1 Capital to Risk-Weighted Assets
Consolidated	$98,235	10.24%	$38,355	4.00%	$57,532	6.00%
Fitzgerald	16,567	10.04	6,603	4.00	9,905	6.00
Ashburn	25,551	9.52	10,732	4.00	16,098	6.00
Worth	12,958	9.77	5,305	4.00	7,957	6.00
Southeast	17,981	9.63	7,467	4.00	11,200	6.00
Quitman	10,985	10.50	4,183	4.00	6,275	6.00
Tier 1 Capital to Average Assets
Consolidated	$98,235	8.17%	$48,087	4.00%	$60,109	5.00%
Fitzgerald	16,567	8.07	8,207	4.00	10,259	5.00
Ashburn	25,551	7.68	13,306	4.00	16,632	5.00
Worth	12,958	7.44	6,969	4.00	8,711	5.00
Southeast	17,981	8.52	8,445	4.00	10,556	5.00
Quitman	10,985	7.78	5,647	4.00	7,059	5.00

Part I (Continued)

Item 1 (Continued)

(17) Financial Information of Colony Bankcorp, Inc. (Parent Only)

The parent company’s balance sheets as of March 31, 2007 and December 31, 2006 and the related statements of income and comprehensive income and cash flows are as follows:

COLONY BANKCORP, INC. (PARENT ONLY)

BALANCE SHEETS

MARCH 31, 2007 AND DECEMBER 31, 2006

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash	$1,969	$2,224
Premises and Equipment, Net	1,268	1,273
Investment in Subsidiaries, at Equity	99,020	97,270
Other	1,440	999

Totals Assets	$103,697	$101,766

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Dividends Payable	$630	$611
Other	285	315

	915	926

Subordinated Debt	24,229	24,229

Stockholders’ Equity
Common Stock, Par Value $1 a Share; Authorized 20,000,000 Shares, Issued 7,204,775 and 7,189,937 Shares as of March 31, 2007 and December 31, 2006, Respectively	7,205	7,190
Paid-In Capital	24,503	24,257
Retained Earnings	48,013	46,417
Restricted Stock - Unearned Compensation	(478)	(278)
Accumulated Other Comprehensive Loss, Net of Tax	(690)	(975)

	78,553	76,611

Total Liabilities and Stockholders’ Equity	$103,697	$101,766

Part I (Continued)

Item 1 (Continued)

(17) Financial Information of Colony Bankcorp, Inc. (Parent Only) (Continued)

COLONY BANKCORP, INC. (PARENT ONLY)

STATEMENT OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND MARCH 31, 2006

(UNAUDITED)

	MARCH 31, 2007	MARCH 31, 2006
Income
Dividends from Subsidiaries	$1,516	$2,511
Other	41	25

	1,557	2,536

Expenses
Interest	528	420
Salaries and Employee Benefits	273	265
Other	351	185

	1,152	870

Income Before Taxes and Equity in Undistributed Earnings of Subsidiaries	405	1,666
Income Tax (Benefits)	(358)	(241)

Income Before Taxes and Equity in Undistributed Earnings of Subsidiaries	763	1,907
Equity in Undistributed Earnings of Subsidiaries	1,711	402

Net Income	2,474	2,309

Other Comprehensive Income, Net of Tax
Gains (Losses) on Securities Arising During Year	406	(293)
Reclassification Adjustment	(121)	0

Unrealized Gains (Losses) in Securities	285	(293)

Comprehensive Income	$2,759	$2,016

Part I (Continued)

Item 1 (Continued)

(17) Financial Information of Colony Bankcorp, Inc. (Parent Only) (Continued)

COLONY BANKCORP, INC. (PARENT ONLY)

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND MARCH 31, 2006

(UNAUDITED)

	2007	2006
Cash Flows from Operating Activities
Net Income	$2,474	$2,309
Adjustments to Reconcile Net Income to Net Cash
Provided from Operating Activities
Depreciation and Amortization	75	58
Equity in Undistributed Earnings of Subsidiary	(1,711)	(402)
Other	(467)	(400)

	371	1,565

Cash Flows from Investing Activities
Capital Infusion in Subsidiary	—	(1,000)
Purchases of Premises and Equipment	(15)	(23)
Investment in Capital Trust	(279)	—
Liquidation of Statutory Trust	279	—

	(15)	(1,023)

Cash Flows from Financing Activities
Dividends Paid	(611)	(539)
Proceeds from Issuance of Subordinated Debentures	9,279	—
Principal Payment on Subordinated Debentures	(9,279)	—

	(611)	(539)

Net Increase in Cash	(255)	3
Cash, Beginning	2,224	229

Cash, Ending	$1,969	$232

Part I (Continued)

Item 1 (Continued)

(18) Earnings Per Share

SFAS No. 128 establishes standards for computing and presenting basic and diluted earnings per share. Basic earnings per share is calculated and presented based on income available to common stockholders divided by the weighted average number of shares outstanding during the reporting periods. Diluted earnings per share reflects the potential dilution of restricted stock. The following presents earnings per share for the three months ended March 31, 2007 and 2006, respectively, under the requirements of Statement 128:

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
	Income Numerator	Common Shares Denominator	EPS	Income Numerator	Common Shares Denominator	EPS
Basic EPS
Income Available to Common Stockholders	$2,474	7,182	$0.34	$2,309	7,170	$0.32

Dilutive Effect of Potential Common Stock
Restricted Stock		13			3

Diluted EPS

Income Available to Common Stockholders
After Assumed Conversions of Dilutive Securities	$2,474	7,195	$0.34	$2,309	7,173	$0.32

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	Local and regional economic conditions and the impact they may have on the Company and its customers and the Company’s assessment of that impact.

•	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.

•	The effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board.

•	Inflation, interest rate, market and monetary fluctuations.

•	Political instability.

•	Acts of war or terrorism.

•	The timely development and acceptance of new products and services and perceived overall value of these products and services by users.

•	Changes in consumer spending, borrowings and savings habits.

•	Technological changes.

•	Acquisitions and integration of acquired businesses.

•	The ability to increase market share and control expenses.

•	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply.

•	The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters.

•	Changes in the Company’s organization, compensation and benefit plans.

•	The cost and effects of litigation and of unexpected or adverse outcomes in such litigation.

Part I (Continued)

Item 2 (Continued)

•	Greater than expected costs or difficulties related to the integration of new lines of business.

•	The Company’s success at managing the risks involved in the foregoing items.

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

Part I (Continued)

Item 2 (Continued)

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of March 31, 2007 and 2006, and results of operations for each of three months in the periods ended March 31, 2007 and 2006. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 34 percent federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.

Dollar amounts in tables are stated in thousands, except for per share amounts.

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets. Net income totaled $2.47 million, or $0.34 diluted per common share, in three months ended March 31, 2007 compared to $2.31 million, or $0.32 diluted per common share, in three months ended March 31, 2006.

Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

	Three Months Ended March 31
	2007	2006
Taxable-equivalent net interest income	$10,530	$9,989
Taxable-equivalent adjustment	79	56

Net interest income	10,451	9,933
Provision for possible loan losses	914	922
Noninterest income	2,110	1,608
Noninterest expense	7,909	7,087

Income before income taxes	3,738	3,532
Income Taxes	1,264	1,223

Net income	$2,474	$2,309

Basic per common share:
Net income	$0.34	$0.32
Diluted per common share:
Net income	$0.34	$0.32
Return on average assets:
Net income	0.82%	0.83%
Return on average equity:
Net income	12.76%	13.39%

Part I (Continued)

Item 2 (Continued)

Income from operations for three months ended March 31, 2007 increased $0.165 million, or 7.15 percent, compared to the same period in 2006. The increase was primarily the result of a $0.52 million increase in net interest income and an increase of $0.50 million in noninterest income. This was offset by a $0.82 million increase in noninterest expense and a $0.04 million increase in income tax expense.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 42.89 percent of total revenue for three months ended March 31, 2007 and 49.15 percent for the same period a year ago.

Net interest margin is the taxable-equivalent net interest income as a percentage of average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Company’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, began 2001 at 9.50 percent and decreased 475 basis points during 2001 to end the year at 4.75 percent. During 2002, the prime rate decreased 50 basis points to end the year at 4.25 percent. During 2003, the prime rate decreased 25 basis points to end the year at 4.00 percent. During 2004, the prime rate increased 125 basis points to end the year at 5.25 percent and during 2005, the prime rate increased 200 basis points to end the year at 7.25 percent. During 2006, the prime rate increased 100 basis points to end the year at 8.25 percent. The federal funds rate moved similar to prime rate with interest rates of 1.75 percent, 1.25 percent , 1.00 percent, 2.25 percent and 4.25 percent, respectively, as of year-end 2001, 2002, 2003, 2004 and 2005. During 2006, the federal funds rate increased 100 basis points to end the year at 5.25 percent. It is anticipated that the Federal Reserve will move toward a neutral to interest rate easing stance during the balance of 2007. No rate changes have occurred since June 2006.

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

Part I (Continued)

Item 2 (Continued)

Rate/Volume Analysis

The rate/volume analysis presented hereafter illustrates the change from March 31, 2006 to March 31, 2007 for each component of the taxable equivalent net interest income separated into the amount generated through volume changes and the amount generated by changes in the yields/rates.

	Changes from March 31, 2006 to March 31, 2007 (1)
($ in thousands)	Volume	Rate	Total
Interest Income
Loans, Net-taxable	$1,048	$1,968	$3,016

Investment Securities
Taxable	216	190	406
Tax-exempt	68	(2)	66

Total Investment Securities	284	188	472

Interest-Bearing Deposits in other Banks	14	9	23

Federal Funds Sold	62	90	152

Other Interest - Earning Assets	(1)	18	17

Total Interest Income	1,407	2,273	3,680

Interest Expense
Interest-Bearing Demand and Savings Deposits	(25)	149	124
Time Deposits	927	2,042	2,969
Federal Funds Purchased	(5)	2	(3)
Subordinated Debentures	130	21	151
Other Borrowed Money	(140)	38	(102)

Total Interest Expense	887	2,252	3,139

Net Interest Income	$520	$21	$541

(1)	Changes in net interest income for the periods, based on either changes in average balances or changes in average rates for interest-earning assets and interest-bearing liabilities, are shown on this table. During each year. there are numerous and simultaneous balance and rate changes; therefore, it is not possible to precisely allocate the changes between balances and rates. For the purpose of this table, changes that are not exclusively due to balance changes or rate changes have been attributed to rates.

Our financial performance is impacted by, among other factors, interest rate risk and credit risk. We do not utilize derivatives to mitigate our interest rate or credit risk, relying instead on an extensive loan review process and our allowance for loan losses.

Interest rate risk is the change in value due to changes in interest rates. The Company is exposed only to U.S. dollar interest rate changes and accordingly, the Company manages exposure by considering the possible changes in the net interest margin. The Company does not have any trading instruments nor does it classify any portion of its investment portfolio as held for trading. The Company does not engage in any hedging activity or utilize any derivatives. The Company has no exposure to foreign currency exchange rate risk, commodity price risk and other market risks. This risk is addressed by our Asset & Liability Management Committee (“ALCO”) which includes senior management representatives. The ALCO monitors interest rate risk by analyzing the potential impact of alternative strategies or changes in balance sheet structure.

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

The Company maintains about 40.5 percent of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years. The liabilities to fund assets are primarily in short term certificate of deposits that mature within one year. This balance sheet composition has allowed the Company to be relatively constant with its net interest margin the past several years, though the unprecedented 475 basis point decrease by U.S. Federal Reserve in 2001, 50 basis point decrease in 2002 and 25 basis point decrease in 2003 resulted in significant net interest margin pressure. During 2004 and 2005, interest rates increased 125 basis points and 200 basis points respectively, while another 100 basis point increase occurred during 2006. These increases have resulted in stable net interest margins. Net interest margin decreased to 3.70 percent for three months ended March 31, 2007 compared to 3.80 percent for the same period a year ago. We anticipate margin compression for 2007 given the Federal Reserve’s present interest rate forecast of neutral to easing for the balance of 2007 and the slightly inverted yield curve.

Taxable-equivalent net interest income for three months ended March 31, 2007 increased $0.54 million, or 5.42 percent compared to the same period a year ago. The fluctuation between the comparable periods resulted from the positive impact of growth in the average volume of earning assets that was partially offset by the negative impact of increasing average interest rates. The average volume of earning assets during three months ended March 31, 2007 increased almost $87.7 million compared to the same period a year ago while over the same period the net interest margin decreased by 10 basis points from 3.80 percent to 3.70 percent. Growth in average earning assets during 2007 and 2006 was primarily in loans. The decrease in the net interest margin in 2007 was primarily the result of the general increase in market interest rates and the inverted yield curve.

The average volume of loans increased $54.6 million in three months ended March 31, 2007 compared to the same period a year ago. The average yield on loans increased 85 basis points in three months ended March 31, 2007 compared to the same period a year ago. Funding for this growth was primarily provided by deposit growth. The average volume of deposits increased $88.4 million in three months ended March 31, 2007 compared to the same period a year ago. Interest-bearing deposits made up 98.4 percent of the growth in average deposits in three months ended March 31, 2007. Accordingly, the ratio of average interest-bearing deposits to total average deposits was 92.5 percent in three months ended March 31, 2007 compared to 92 percent in the same period a year ago. This deposit mix, combined with a general increase in market rates, had the effect of (i) increasing the average cost of total deposits by 93 basis points in three months ended March 31, 2007 compared to the same period a year ago and, (ii) mitigating a portion of the impact of increasing yields on earning assets.

The Company’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.30 percent in three months ended March 31, 2007 compared to 3.48 percent in the same period a year ago. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $0.91 million in three months ended March 31, 2007 compared to $0.92 million in the same period a year ago. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Part I (Continued)

Item 2 (Continued)

NonInterest Income

The components of noninterest income were as follows:

	Three Months Ended March 31
	2007	2006
Service Charges on Deposit Accounts	$1,118	$1,032
Other Charges, Commissions and Fees	246	215
Other	310	238
Mortgage Fee Income	252	123
Securities Gains	184	—

Total	$2,110	$1,608

Total noninterest income for three months ended March 31, 2007 increased $502 thousand, or 31.22 percent compared to the same period a year ago. Growth in noninterest income was primarily in service charges on deposit accounts, mortgage fee income, other noninterest income and securities gains. Changes in these items and the other components of noninterest income are discussed in more detail below.

Service Charges on Deposit Accounts. Service charges on deposit accounts for three months ended March 31, 2007 increased $86 thousand, or 8.33 percent, compared to the same period a year ago. The increase was primarily due to an increase in overdraft fees, which were mostly related to consumer and commercial accounts.

Mortgage Fee Income. Mortgage fee income for three months ended March 31, 2007 increased $129 thousand, or 104.88 percent, compared to the same period a year ago. The company anticipates fee income to continue to show an increase over the previous year due to the Company’s focus on generating mortgage fee income.

All Other Noninterest Income. Other charges, commissions and fees and other income for three months ended March 31, 2007 increased $103 thousand, or 22.74 percent, compared to the same period a year ago. The most significant increase in noninterest income was the gain realized from unwinding FHLB advances of $59 thousand compared to no gain a year ago. ATM fees increased to $175 thousand from $170 thousand and service charge on check orders increased to $32 thousand from $17 thousand for the same year ago period.

Securities Gains. The Company sold marketable equity securities and realized a gain of $184 thousand during first quarter 2007. The securities were yielding approximately 1.50 percent and the Company was able to reinvest proceeds to yield approximately 5.12 percent.

Part I (Continued)

Item 2 (Continued)

Noninterest Expense

The components of noninterest expense were as follows:

	Three Months Ended March 31
	2007	2006
Salaries and employee benefits	$4,542	$4,079
Occupancy and Equipment	1,001	985
Other	2,366	2,023

Total	$7,909	$7,087

Part I (Continued)

Item 1 (Continued)

Total noninterest expense for three months ended March 31, 2007 increased $822 thousand, or 11.60 percent, compared to the same period a year ago. Growth in noninterest expense was primarily in salaries, employee benefits and other noninterest expense. These items and the changes in the various components of noninterest expense are discussed in more detail below.

Salaries and Employee Benefits. Salaries and employee benefits expense for three months ended March 31, 2007 increased $463 thousand, or 11.35 percent, compared to the same period a year ago. The increase is primarily related to increases in headcount as a result of new offices with the Company’s denovo branch expansions. Merit increases, increased insurance premiums and additional personnel for back office support also added to the increased personnel expense.

Occupancy and Equipment. Net occupancy expense for three months ended March 31, 2007 increased $16 thousand, or 1.62 percent, compared to the same period a year ago. The increase is primarily related to two new offices opened during 2006. The impact of new offices resulted in higher building maintenance, insurance, utilities and depreciation on buildings and equipment.

All Other Non-Interest Expense. All other non-interest expense for three months ended March 31, 2007 increased $343 thousand, or 16.96 percent, compared to the same period a year ago. Significant increases for three months ended March 31, 2007 compared to the same period a year ago include loss on sale of assets of $80 thousand compared to no losses and amortization of trust preferred securities of $187 thousand compared to $8 thousand a year ago. Unamortized loan fees expensed on $9 million trust preferred securities refinanced accounted for the increased amortization expense. The Company will save approximately $176 thousand annually in interest expense on the thirty year instruments. Also legal and preofessional fees increased to $237 thousand from $223 thousand, advertising expense increased to $138 thousand from $117 thousand and supplies increased to $150 thousand from $130 thousand.

Sources and Uses of Funds

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the assets in which those funds are invested as a percentage of the Company’s average total assets for the period indicated. Average assets totaled $1.205 billion in three months ended March 31, 2007 compared to $1.112 billion in three months ended March 31, 2006.

	Three Months Ended March 31,
	2007		2006
Source of Funds:
Deposits:
Noninterest –Bearing	$76,994	6.39%	75,601	6.80%
Interest-Bearing	956,327	79.38	869,279	78.18
Federal Funds Purchased	393	0.03	870	0.08
Long-term Debt and Other Borrowings	84,500	7.01	91,020	8.19
Other Noninterest-Bearing Liabilities	9,028	0.75	6,097	0.55
Equity Capital	77,562	6.44	68,960	6.20

Total	$1,204,804	100.00%	$1,111,827	100.00%

Uses of Funds:
Loans	$916,171	76.04%	$862,756	77.60%
Securities	154,235	12.80	128,042	11.52
Federal Funds Sold	48,969	4.07	43,360	3.90
Interest-Bearing Deposits in Other Banks	3,152	0.26	1,757	0.16
Other Interest-Earning Assets	5,038	0.42	5,121	0.46
Other Noninterest-Earning Assets	77,239	6.41	70,791	6.36

Total	$1,204,804	100.00%	$1,111,827	100.00%

Deposits continue to be the Company’s primary source of funding. Over the comparable periods, the relative mix of deposits continues to be high in interest-bearing deposits. Interest-bearing deposits totaled 92.55 percent of total average deposits in three months ended March 31, 2007 compared to 92.00 percent in the same period a year ago.

Part I (Continued)

Item 2 (Continued)

The Company primarily invests funds in loans and securities. Loans continue to be the largest component of the Company’s mix of invested assets. Total loans were $930 million at March 31, 2007, down 1.27 percent, compared to loans of $942 million at December 31, 2006. See additional discussion regarding the Company’s loan portfolio in the section captioned “Loans” included elsewhere in this discussion. The majority of funds provided by deposit growth have been invested in loans.

Loans

The following table presents the composition of the Company’s loan portfolio as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Commercial, Financial and Agricultural	$60,093	$61,887
Real Estate
Construction	193,149	193,952
Mortgage, Farmland	41,835	40,936
Mortgage, Other	541,078	549,601
Consumer	75,942	76,930
Other	18,153	18,967

	930,250	942,273
Unearned Interest and Fees	(431)	(501)
Allowance for Loan Losses	(12,170)	(11,989)

Loans	$917,649	$929,783

The following table presents total loans as of March 31, 2007 according to maturity distribution and/or repricing opportunity on adjustable rate loans:

Maturity and Repricing Opportunity	($ in Thousands)
One Year or Less	$607,122
After One Year through Three Years	258,543
After Three Years through Five Years	51,630
Over Five Years	12,955

$930,250

Overview. Loans totaled $930 million at March 31, 2007, down 1.27 percent from December 31, 2006 loans of $942 million. The majority of the Company’s loan portfolio is comprised of the real estate loans-other, real estate construction and installment loans to individuals. Real estate-other, which is primarily 1-4 family residential properties and nonfarm nonresidential properties, made up 58.16 percent and 58.33 percent of total loans, real estate construction made up 20.76 percent and 20.58 percent, while installment loans to individuals made up 8.16 percent and 8.16 percent of total loans at March 31, 2007 and December 31, 2006, respectively. Real estate loans-other include both commercial and consumer balances.

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

Part I (Continued)

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

Commercial, Financial and Agricultural. Commercial, financial and agricultural loans at March 31, 2007 decreased 3.23 percent from December 31, 2006 to $60 million. The Company’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Company’s loan policy guidelines.

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

	March 31, 2007 Period End Balances			December 31, 2006 Period End Balances
	Number of Relationships	Committed	Outstanding	Number of Relationships	Committed	Outstanding
Large Credit Relationships:
$10 million and greater	2	$25,491	$18,383	2	$25,692	$18,365
$5 million to $9.9 million	14	$86,907	$71,007	12	$69,485	$62,914

Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table presents the maturity distribution of the Company’s loans at March 31, 2007. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate.

	Due in One Year or Less	After One, but Within Three Years	After Three, but Within Five Years	After Five Years	Total
Loans with fixed interest rates	$237,606	$251,457	$51,630	$12,955	$553,648
Loans with floating interest rates	369,516	7,086	0	0	376,602

Total	$607,122	$258,543	$51,630	$12,955	$930,250

Part I (Continued)

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

Non-Performing Assets and Potential Problem Loans

Non-performing assets and accruing past due loans as of March 31, 2007 and December 31, 2006 were as follows:

	March 31, 2007	December 31, 2006
Loans accounted for on nonaccrual	$6,183	$8,069
Loans past due 90 days or more	293	9
Other real estate foreclosed	1,563	970

Total non-performing assets	$8,039	$9,048

Non-performing assets as a percentage of:
Total loans and foreclosed assets	0.86%	0.96%
Total assets	0.67%	0.75%
Accruing past due loans:
30-89 days past due	$8,008	$10,593
90 or more days past due	293	9

Total accruing past due loans	$8,301	$10,602

Non-performing assets include non-accrual loans, loans past due 90 days or more, restructured loans and foreclosed real estate. Non-performing assets at March 31, 2007 decreased 11.15 percent from December 31, 2006.

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

Part I (Continued)

Item 2 (Continued)

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

	March 31, 2007		December 31, 2006
	Reserve	%*	Reserve	%*
Commercial, Financial and Agricultural	$3,651	6%	$3,597	7%
Real Estate – Construction	730	21%	719	21%
Real Estate – Farmland	609	5%	599	4%
Real Estate – Other	3,955	58%	3,896	58%
Loans to Individuals	2,434	8%	2,398	8%
All other Loans	791	2%	780	2%

Total	$12,170	100%	$11,989	100%

*	Loan balance in each category expressed as a percentage of total end of period loans.

Activity in the allowance for loan losses is presented in the following table. There were no charge-offs or recoveries related to foreign loans during any of the periods presented.

Part I (Continued)

Item 2 (Continued)

The following table presents an analysis of the Company’s loan loss experience for the periods indicated.

($ in thousands)	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Allowance for Loan Losses at Beginning of Quarter	$11,989	$10,762

Charge-Off
Commercial, Financial and Agricultural	444	550
Real Estate	450	321
Consumer	41	54
All Other	47	139

	982	1,064

Recoveries
Commercial, Financial and Agricultural	19	99
Real Estate	201	12
Consumer	22	22
All Other	7	7

	249	140

Net Charge-Offs	733	924

Provision for Loan Losses	914	922

Allowance for Loan Losses at End of Quarter	$12,170	$10,760

Ratio of Net Charge-Offs to Average Loans	0.08%	0.11%

The allowance for loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The provision for loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for loan losses decreased $8 thousand from $922 thousand in three months ended March 31, 2006 to $914 thousand in three months ended March 31, 2007.

Net charge-offs in three months ended March 31, 2007 decreased $191 thousand compared to the same period a year ago. Net charge-offs of 0.08 percent for first quarter 2007 that annualizes to 0.32 percent is normal for our company. We anticipate annual net charge-offs to be in the 0.25 to 0.30 percent range for 2007.

Management believes the level of the allowance for loan losses was adequate as of March 31, 2007. Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

Part I (Continued)

Item 2 (Continued)

Investment Portfolio

The following table presents carrying values of investment securities held by the Company as of March 31, 2007 and December 31, 2006.

($ in thousands)	March 31, 2007	December 31, 2006
U.S. Government Agencies	$60,092	$54,366
State, County and Municipal	14,209	11,811
Corporate Obligations	3,761	3,745
Marketable Equity Securities	—	349

Investment Securities	78,062	70,271
Mortgage Backed Securities	78,039	79,036

Total Investment Securities and Mortgage Backed Securities	$156,101	$149,307

The following table represents maturities and weighted-average yields of investment securities held by the Company as of March 31, 2007. (Mortgage backed securities are based on the average life at the projected speed, while Agencies and State and Political subdivisions reflect anticipated calls being exercised.)

	_Within 1 Year_		After 1 Year But Within 5 Years		After 5 Years But Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U. S Government Agencies	$13,214	4.21%	$44,902	4.67%	$1,976	5.67%	$—	—%
Mortgage Backed Securities	7,386	3.44	58,090	4.55	12,563	5.36	—	—
State, County and Municipal	4,287	4.50	5,673	4.71	4,249	6.06	—	—
Corporate Obligations	—	—	1,998	6.29	991	5.67%	772	9.07%

Total Investment Portfolio	$24,887	4.03%	$110,663	4.64%	$19,779	5.59%	$772	9.07%

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

At March 31, 2007, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10 percent of the Company’s shareholders’ equity.

The average yield of the securities portfolio was 4.66 percent in three months ended March 31, 2007 compared to 4.14 percent in the same period a year ago. The increase in the average yield over the comparable periods primarily resulted from the higher interest rate environment.

Part I (Continued)

Item 2 (Continued)

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the three months period ended March 31, 2007 and March 31, 2006.

	March 31, 2007		March 31, 2006
($ in thousands)	Average Amount	Average Rate	Average Amount	Average Rate
Noninterest-Bearing Demand Deposits	$76,994		$75,601
Interest-Bearing Demand and Savings Deposits	211,541	2.09%	216,988	1.81%
Time Deposits	744,786	5.10%	652,291	4.01%

Total Deposits	$1,033,321	4.11%	$944,880	3.18%

The following table presents the maturities of the Company’s time deposits as of March 31, 2007.

($ in thousands)	Time Deposits $100,000 or Greater	Time Deposits Less Than $100,000	Total
Months to Maturity
3 or Less	$96,520	$99,371	$195,891
Over 3 through 12 Months	216,655	242,810	459,465
Over 12 Months through 36 Months	20,166	28,478	48,644
Over 36 Months	15,167	12,585	27,752

	$348,508	$383,244	$731,752

Average deposits increased $88 million to $1,033 million at March 31, 2007 from $945 million at March 31, 2006. The increase included $1.4 million, or 1.84 percent, related to noninterest-bearing deposits. Accordingly the ratio of average noninterest-bearing deposits to total average deposits was 7.45 percent for three months ended March 31, 2007 compared to 8.00 percent for three months ended March 31, 2006. The general increase in market rates, had the effect of (i) increasing the average cost of total deposits by 93 basis points in three months ended March 31, 2007 compared to the same period a year ago; and (ii) mitigating a portion of the impact of increasing yields on earning assets.

Total average interest-bearing deposits increased $87 million, or 10.01 percent in three months ended March 31, 2007 compared to the same period a year ago. The growth in average deposits at March 31, 2007 compared to March 31, 2006 was primarily in time accounts. With the current interest rate environment, it appears that many customers are more inclined to invest their funds for extended periods and are choosing to maintain such funds in time accounts.

Off-Balance-Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of March 31, 2007. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

Part I (Continued)

Item 2 (Continued)

	Payments Due by Period
	1 Year or Less	More than 1 Year but Less Than 3 Years	3 Years or More but Less Than 5 Years	5 Years or More	Total
Contractual obligations:
Subordinated debentures	$—	$—	$—	$24,229	$24,229
Federal Home Loan Bank advances	4,000	7,500	19,500	24,000	55,000
Operating leases	121	212	190	126	649
Deposits with stated maturity dates	655,357	48,644	27,745	6	731,752

	659,478	56,356	47,435	48,361	811,630
Other commitments:
Loan commitments	109,306	—	—	—	109,306
Standby letters of credit	3,386	—	—	—	3,386

	112,692	—	—	—	112,692

Total contractual obligations and Other commitments	$772,170	$56,356	$47,435	$48,361	$924,322

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

Loan Commitments. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for possible loan losses. Loan commitments outstanding at March 31, 2007 are included in the table above.

Standby Letters of Credit. Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. The Company’s policies generally require that standby letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit outstanding at March 31, 2007 are included in the table above.

Capital and Liquidity

At March 31, 2007, stockholders’ equity totaled $78.55 million compared to $76.61 million at December 31, 2006. In addition to net income of $2.47 million, other significant changes in stockholders’ equity during three months ended March 31, 2007 included $0.63 million of dividends paid, reduction of retained earnings of $0.25 million for change in accounting principle – Fin 48 and an increase of $0.055 million resulting from the amortization of the stock grant plan. The accumulated other comprehensive income (loss) component of stockholders’ equity totaled $(690) thousand at March 31, 2007 compared to $(975) thousand at December 31, 2006. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale. Under regulatory requirements, the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. Tier 1 capital consists of common stock and qualifying preferred stockholders’ equity less goodwill. Tier 2 capital consists of certain convertible, subordinated and other qualifying debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets. The Company has no Tier 2 capital other than the allowance for loan losses and gain on marketable equity securities.

Part I (Continued)

Item 2 (Continued)

Using the capital requirements presently in effect, the Tier 1 ratio as of March 31, 2007 was 10.60 percent and total Tier 1 and 2 risk-based capital was 11.85 percent. Both of these measures compare favorably with the regulatory minimum of 4 percent for Tier 1 and 8 percent for total risk-based capital. The Company’s Tier 1 leverage ratio as of March 31, 2007 was 8.31 percent, which exceeds the required ratio standard of 4 percent.

For three months ended March 31, 2007, average capital was $77.6 million, representing 6.44 percent of average assets for the year. This compares to 6.20 percent for three months ended March 31, 2006 and 6.20 percent for calendar year 2006.

The Company paid cash dividends of $0.0875 per common share during the first quarter of 2007, and a cash dividend of $0.0775 per common share during the first quarter of 2006, respectively. This equates to a dividend payout ratio of 25.74 percent for first quarter 2007 compared to 24.22 percent for the same period a year ago.

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

The investment portfolio provides a ready means to raise cash if liquidity needs arise. As of March 31 2007, the Company held $156 million in bonds (excluding FHLB stock), at current market value in the available for sale portfolio. At December 31, 2006, the available for sale bond portfolio totaled $149 million. Only marketable investment grade bonds are purchased. Although most of the banks’ bond portfolios are encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for a sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it primarily determines the Company’s liquidity posture. Colony had ratios of loans to deposits of 90.7 percent as of March 31, 2007 and 90.3 percent at December 31, 2006. Management employs alternative funding sources when deposit balances will not meet loan demands. The ratios of loans to all funding sources (excluding Subordinated Debentures) at March 31, 2007 and December 31, 2006 were 86.1 percent and 85.2 percent, respectively. Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources. The stability of the banks’ core deposit base is an important factor in Colony’s liquidity position. A heavy percentage of the deposit base is comprised of accounts of individuals and small business with comprehensive banking relationships and limited volatility. At March 31, 2007 and December 31, 2006, the banks had $348.5 million and $366 million in certificates of deposit of $100,000 or more. These larger deposits represented 34.01 percent and 35.11 percent of respective total deposits. Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed. Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

Local market deposit sources proved insufficient to fund the strong loan growth trends at Colony over the past several years. The Company supplemented deposit sources with brokered deposits. As of March 31, 2007, the Company had $53.9 million, or 5.26 percent of total deposits, in brokered certificates of deposit attracted by external third parties. Additionally, the banks use external wholesale or Internet services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed.

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

Part I (Continued)

Item 2 (Continued)

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

Part I (Continued)

Item 2 (Continued)

Return on Assets and Stockholders’ Equity

The following table presents selected financial ratios for each of the periods indicated.

	Three Months Ended March 31
	2007	2006
Return on Assets	0.82%	0.83%
Return on Equity	12.76%	13.39%
Dividend Payout	25.74%	24.22%
Avg. Equity to Avg. Assets	6.44%	6.20%
Dividends Declared	$0.0875	$0.0775

Future Outlook

Colony is an emerging company in an industry filled with nonregulated competitors and a rapid pace of consolidation. The year brings with it new opportunities for growth in our existing markets, as well as opportunities to expand into new markets through acquisitions and denovo branching. Entry into the MSA markets – Savannah, Columbus, Warner Robins, and Valdosta – will require multi-branch offices and the Company is presently looking for available real estate to purchase in those markets. Presently Colony has secured real estate in the Savannah market and will likely begin construction of its second Savannah office in second quarter 2007.

BUSINESS

General

The Company was organized in 1983 as a bank holding company through the merger of Colony Bank of Fitzgerald with a subsidiary of the Company. Since that time, Colony Bank of Fitzgerald, which was formed by principals of Colony Bankcorp, Inc. in 1976, has operated as a wholly-owned subsidiary of the Company. In April 1984, Colony Bankcorp, Inc. acquired Colony Bank Wilcox, and in November 1984, Colony Bank Ashburn became a wholly-owned subsidiary of Colony Bankcorp, Inc. Colony Bankcorp, Inc. continued its growth with the acquisition of Colony Bank of Dodge County in September 1985. In August 1991, Colony Bankcorp, Inc. acquired Colony Bank Worth. In November 1996, Colony Bankcorp, Inc. acquired Colony Bank Southeast and in November 1996 formed a non-bank subsidiary Colony Management Services, Inc. In March 2002, Colony Bankcorp, Inc. acquired Colony Bank Quitman, FSB and also formed Colony Bankcorp Statutory Trust I. In December 2002, Colony formed its second trust, Colony Bankcorp Statutory Trust II. In September, 2004, Colony formed its third Trust, Colony Bankcorp Statutory Trust III. In April 2006, Colony formed its fourth Trust, Colony Bankcorp Capital Trust I. In March 2007, Colony formed its fifth Trust, Colony Bankcorp Capital Trust II, while it liquidated its first Trust, Colony Bankcorp Statutory Trust I by exercising its call option.

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

On April 2, 1998, the Company was listed on Nasdaq National Market. The Company’s common stock trades on the Nasdaq Stock Market under the symbol “CBAN”. The Company presently has approximately 2,198 shareholders as of March 31, 2007 “The Nasdaq Stock Market” or “Nasdaq” is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting and order execution systems. This market also provides specialized automation services for screen-based negotiations of transactions, on-line comparison of transactions, and a range of informational services tailored to the needs of the securities industry, investors and issuers. The Nasdaq Stock Market is operated by The Nasdaq Stock Market, Inc., a wholly-owned subsidiary of the National Association of Securities Dealers, Inc.

Part I (Continued)

Item 3

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

AVERAGE BALANCE SHEETS

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
($ in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Interest and fees
Taxable (1)	$928,497	$19,792	8.53%	$873,891	$16,776	7.68%

Investment Securities
Taxable	142,313	1,634	4.59%	121,056	1,228	4.06%
Tax-Exempt (2)	11,922	162	5.44%	6,986	96	5.50%

Total Investment Securities	154,235	1,796	4.66%	128,042	1,324	4.14%

Interest-Bearing Deposits	3,152	41	5.20%	1,757	18	4.10%

Federal Funds Sold	48,969	631	5.15%	43,360	479	4.42%

Interest-Bearing Other Assets	5,038	76	6.03%	5,121	59	4.61%

Total Interest-Earning Assets	1,139,891	$22,336	7.84%	1,052,171	$18,656	7.09%

Non-interest-Earning Assets
Cash and Cash Equivalents	22,355			22,100
Allowance for Loan Losses	(12,326)			(11,135)
Other Assets	54,884			48,691

Total Noninterest-Earning Assets	64,913			59,656

Total Assets	$1,204,804			$1,111,827

Liabilities and Stockholders’ Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$211,541	$1,104	2.09%	$216,988	$980	1.81%
Other Time	744,786	9,503	5.10%	652,291	6,534	4.01%

Total Interest-Bearing Deposits	956,327	10,607	4.44%	869,279	7,514	3.46%

Other Interest-Bearing Liabilities
Other Borrowed Money	58,828	665	4.52%	71,946	767	4.26%
Subordinated Debentures	25,672	528	8.23%	19,074	377	7.91%
Federal Funds Purchased	393	6	6.11%	870	9	4.14%

Total Other Interest-Bearing Liabilities	84,893	1,199	5.65%	91,890	1,153	5.02%

Total Interest-Bearing Liabilities	1,041,220	$11,806	4.54%	961,169	$8,667	3.61%

Noninterest-Bearing Liabilities and Stockholders’ Equity
Demand Deposits	76,994			75,601
Other Liabilities	9,028			6,097
Stockholders’ Equity	77,562			68,960

Total Noninterest-Bearing Liabilities and Stockholders’ Equity	163,584			150,658

Total Liabilities and Stockholders’ Equity	$1,204,804			$1,111,827

Interest Rate Spread			3.30%			3.48%

Net Interest Income		$10,530			$9,989

Net Interest Margin			3.70%			3.80%

(1)	The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable equivalent adjustments totaling $24 and $23 for three month periods ended March 31, 2007 and 2006, respectively, are included in tax-exempt interest on loans.

Part I (Continued)

Item 3 (Continued)

(2)	Taxable-equivalent adjustments totaling $55 and $33 for three month periods ended March 31, 2007 and 2006, respectively, are included in tax-exempt interest on investment securities. The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

Colony Bankcorp, Inc. and Subsidiary

Interest Rate Sensitivity

The following table is an analysis of the Company’s interest rate-sensitivity position at March 31, 2007. The interest-bearing rate-sensitivity gap, which is the difference between interest-earning assets and interest-bearing liabilities by repricing period, is based upon maturity or first repricing opportunity, along with a cumulative interest rate-sensitivity gap. It is important to note that the table indicates a position at a specific point in time and may not be reflective of positions at other times during the year or in subsequent periods. Major changes in the gap position can be, and are, made promptly as market outlooks change.

	Assets and Liabilities Repricing Within
($ in Thousands)	3 Months or Less	4 to 12 Months	1 Year	1 to 5 Years	Over 5 Years	Total
EARNING ASSETS:
Interest-bearing Deposits	$2,810	$—	$2,810	$—	$—	$2,810
Federal Funds Sold	35,004	—	35,004	—	—	35,004
Investment Securities	12,821	17,036	29,857	108,634	17,610	156,101
Loans Held for Sale	335	—	335	—	—	335
Loans, Net of Unearned Income	408,933	197,974	606,907	309,957	12,955	929,819
Other Interest-bearing Assets	4,903	—	4,903	—	—	4,903

Total Interest-earning assets	464,806	215,010	679,816	418,591	30,565	1,128,972

INTEREST-BEARING LIABILITIES:
Interest-bearing Demand Deposits (1)	180,964	—	180,964	—	—	180,964
Savings (1)	35,214	—	35,214	—	—	35,214
Time Deposits	196,301	459,055	655,356	76,390	6	731,752
Other Borrowings (2)	9,000	4,000	13,000	21,000	21,000	55,000
Subordinated Debentures	24,229	—	24,229	—	—	24,229
Federal Funds Purchased	480	—	480	—	—	480

Total Interest-Bearing liabilities	446,188	463,055	909,243	97,390	21,006	1,027,639

Interest Rate-Sensitivity Gap	18,618	(248,045)	(229,427)	321,201	9,559	101,333

Cumulative Interest-Sensitivity Gap	18,618	(229,427)	(229,427)	91,774	101,333

Interest Rate-Sensivitiy Gap as a Percentage of Interest-Earning Assets	1.65%	(21.97%)	(20.32%)	28.45%	0.85%

Cumulative Interest Rate-Sensitivity as as a Percentage of Interest-Earning Assets	1.65%	(20.32%)	(20.32%)	8.13%	8.98%

(1)	Interest-bearing Demand and Savings Accounts for repricing purposes are considered to reprice within 3 months or less.

(2)	Short-term borrowings for repricing purposes are considered to reprice within 3 months or less.

Part I (Continued)

Item 3 (Continued)

The foregoing table indicates that we had a one year negative gap of ($229) million, or (20.32) percent of total assets at March 31, 2007. In theory, this would indicate that at March 31, 2007, $229 million more in liabilities than assets would reprice if there were a change in interest rates over the next 365 days. Thus, if interest rates were to increase, the gap would indicate a resulting decrease in net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and our supporting liability can vary significantly while the timing of repricing of both the assets and our supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposits.

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

The Company is now utilizing SunTrust Asset/Liability Management Analysis for a more dynamic analysis of balance sheet structure. The Company has established earnings at risk for net-interest income in a +/- 200 basis point rate shock to be no more than a fifteen percent percentage change. The most recent analysis as of December 31, 2006 indicates that net interest income would deteriorate 6.35 percent with a 200 basis point decrease and would improve 3.74 percent with a 200 basis point increase. The Company has established equity at risk in a +/- 200 basis points rate shock to be no more than a twenty percent percentage change. The most recent analysis as of December 31, 2006 indicates that net economic value of equity percentage change would decrease 0.86 percent with a 200 basis point increase and would decrease 4.10 percent with a 200 basis point decrease. The Company has established its one year gap to be 0.80 percent to 1.20 percent. The most recent analysis as of December 31, 2006 indicates a one year gap of 0.88 percent. The analysis reflects net interest margin compression in a declining interest rate environment. Given that interest rates are at or near its peak, the Company is focusing on areas to minimize margin compression in the future. These include locking in more loans at a fixed rate versus a variable rate, minimizing dollars in Federal funds, extending out on the yield curve with investments, securing brokered certificates of deposit for terms less than one year and focusing on reduction of nonperforming assets.

Part I (Continued)

Item 4

Item 4 -CONTROLS AND PROCEDURES

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

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None

ITEM 1A – RISK FACTORS

During the period covered by this report, there have been no material changes from risk factors as previously disclosed in the registrant’s Form 10-K filed on March 15, 2007 in response to Item 1A to Part I of Form 10-K.

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

-filed as Exhibit 3(b) to the Registrant’s Registration Statement on Form 10 (File No. 0-18486), filed with the Commission on April 25, 1990 and incorporated herein by reference

3.3 Amendment to Bylaws

-filed as Exhibit C to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 0-12436), filed with the Commission on March 23, 2007 and incorporated, herein by reference

4.1 Instruments Defining the Rights of Security Holders

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

/s/ Al D. Ross
Date: May 9, 2007	Al D. Ross,
President and Chief Executive Officer

/s/ Terry L. Hester
Date: May 9, 2007	Terry L. Hester, Executive Vice President and
Chief Financial Officer