Form 10-Q
period 2007-06-30
COLONY BANKCORP INC
filed 2007-08-08
CIK 711669

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 30, 2007	COMMISSION FILE NUMBER 0-12436

COLONY BANKCORP, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

GEORGIA	58-1492391
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

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

LARGE ACCELERATED FILER ☐	ACCELERATED FILER ☒	NON ACCELERATED FILER ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE ACT).

YES    ☐                      NO    ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS	OUTSTANDING AT AUGUST 6, 2007
COMMON STOCK, $1 PAR VALUE	7,204,775

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

A.	CONSOLIDATED BALANCE SHEETS – JUNE 30, 2007 AND DECEMBER 31, 2006.

B.	CONSOLIDATED STATEMENTS OF INCOME – FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006 AND FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006.

C.	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006 AND FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006.

D.	CONSOLIDATED STATEMENTS OF CASH FLOWS – FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006.

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS
(CONSISTING SOLELY OF NORMAL RECURRING ADJUSTMENTS) NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2007 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

Part I   (Continued)
Item 1   (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2007 AND DECEMBER 31, 2006
(DOLLARS IN THOUSANDS)

	June 30, 2007	December 31, 2006
ASSETS	(Unaudited)

Cash and Cash Equivalents
Cash and Due from Banks	$28,128	27,231
Federal Funds Sold	16,705	45,149
	44,833	72,380
Interest-Bearing Deposits	2,199	3,076
Investment Securities
Available for Sale, at Fair Value	155,305	149,236
Held to Maturity, at Cost (Fair Value of $67 and $71, as of June 30, 2007 and December 31, 2006, Respectively)	67	71
	155,372	149,307
Federal Home Loan Bank Stock, at Cost	5,465	5,087
Loans Held for Sale	380	0
Loans	953,494	942,273
Allowance for Loan Losses	(12,647)	(11,989)
Unearned Interest and Fees	(441)	(501)
	940,406	929,783

Premises and Equipment	27,607	27,453
Other Real Estate	1,434	970
Goodwill	2,412	2,412
Other Intangible Assets	420	439
Other Assets	23,249	22,597
Total Assets	$1,203,777	$1,213,504
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
Noninterest-Bearing	$75,069	$77,336
Interest-Bearing	946,674	965,110
	1,021,743	1,042,446
Borrowed Money
Federal Funds Purchased	900	1,070
Subordinated Debentures	24,229	24,229
Other Borrowed Money	69,500	61,500
	94,629	86,799

Other Liabilities	7,547	7,648
Commitments and Contingencies
Stockholders' Equity
Common Stock, Par Value $1 a Share, Authorized 20,000,000 Shares, Issued 7,204,775 and 7,189,937 Shares as of June 30, 2007 and December 31, 2006, Respectively	7,205	7,190
Paid-In Capital	24,503	24,257
Retained Earnings	50,066	46,417
Restricted Stock - Unearned Compensation	(411)	(278)
Accumulated Other Comprehensive Loss, Net of Tax	(1,505)	(975)
	79,858	76,611

Total Liabilities and Stockholders' Equity	$1,203,777	$1,213,504

The accompanying notes are an integral part of these statements.

Part I   (Continued)
Item 1   (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE  30, 2007 AND 2006
AND SIX MONTHS ENDED JUNE  30, 2007 AND 2006
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	6/30/2007	6/30/2006	6/30/2007	6/30/2006
Interest Income
Loans, Including Fees	$20,420	$18,652	$40,188	$35,405
Federal Funds Sold	336	517	967	996
Deposits with Other Banks	34	36	75	54
Investment Securities
U.S. Government Agencies	1,573	1,182	3,117	2,346
State, County and Municipal	137	88	271	179
Corporate Obligations and Asset-Backed Securities	63	37	126	73
Dividends on Other Investments	73	69	149	128
	22,636	20,581	44,893	39,181
Interest Expense
Deposits	10,673	8,662	21,280	16,176
Federal Funds Purchased	31	7	37	16
Borrowed Money	1,107	1,232	2,300	2,376
	11,811	9,901	23,617	18,568

Net Interest Income	10,825	10,680	21,276	20,613
Provision for Loan Losses	914	1,047	1,828	1,969
Net Interest Income After Provision for Loan Losses	9,911	9,633	19,448	18,644

Noninterest Income
Service Charges on Deposits	1,214	1,155	2,332	2,187
Other Service Charges, Commissions and Fees	239	203	485	418
Mortgage Fee Income	286	213	538	336
Securities Gains	2	--	186	--
Other	315	447	625	685
	2,056	2,018	4,166	3,626
Noninterest Expenses
Salaries and Employee Benefits	4,687	4,247	9,229	8,326
Occupancy and Equipment	1,010	1,003	2,011	1,988
Other	2,268	2,349	4,634	4,372
	7,965	7,599	15,874	14,686

Income Before Income Taxes	4,002	4,052	7,740	7,584
Income Taxes	1,300	1,442	2,564	2,665
Net Income	$2,702	$2,610	$5,176	$4,919
Net Income Per Share of Common Stock
Basic	$0.38	$0.36	$0.72	$0.69
Diluted	$0.38	$0.36	$0.72	$0.69
Cash Dividends Declared Per Share of Common Stock	$0.09	$0.08	$0.18	$0.16
Weighted Average Basic Shares Outstanding	7,187,587	7,176,258	7,184,576	7,173,332
Weighted Average Diluted Shares Outstanding	7,197,645	7,177,367	7,196,193	7,175,018

The accompanying notes are an integral part of these statements.

Part I   (Continued)
Item 1   (Continued)

COLONY BANKCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2007 AND 2006
AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	06/30/07	06/30/06	06/30/07	06/30/06

Net Income	$2,702	$2,610	$5,176	$4,919

Other Comprehensive Income, Net of Tax
Gains (Losses) on Securities Arising During the Year	(813)	(674)	(407)	(967)
Reclassification Adjustment	(2)	---	(123)	---

Unrealized Gains (Losses) on Securities	(815)	(674)	(530)	(967)

Comprehensive Income	$1,887	$1,936	$4,646	$3,952

The accompanying notes are an integral part of these statements.

Part I   (Continued)
Item 1   (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$5,176	$4,919
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	932	946
Provision for Loan Losses	1,828	1,969
Securities Gains	(186)	----
Amortization and Accretion	285	392
(Gain) Loss on Sale of Other Real Estate and Repossessions	71	(93)
Gain on Sale of Equipment	(7)	(1)
Decrease (Increase) in Cash Surrender Value of Life Insurance	33	(93)
Change in Loans Held for Sale	(380)	---
Other Prepaids, Deferrals and Accruals, Net	(902)	(1,866)
	6,850	6,173
CASH FLOWS FROM INVESTING ACTIVITIES
Federal Home Loan Bank Stock	(378)	(75)
Purchases of Investment Securities Available for Sale	(23,939)	(21,332)
Proceeds from Maturities, Calls, and Paydowns of Investment Securities:
Available for Sale	9,524	13,828
Held to Maturity	8	9
Proceeds from Sale of Investment Securities Available for Sale	7,673	--
Other Investments	0	(200)
Interest-Bearing Deposits in Other Banks	877	(1,279)
Net Loans to Customers	(14,055)	(57,307)
Purchase of Premises and Equipment	(1,086)	(2,924)
Other Real Estate and Repossessions	1,087	1,901
Proceeds from Sale of Premises and Equipment	7	5
Investment in Statutory Trust	(279)	(155)
Liquidation of Statutory Trust	279	---
	(20,282)	(67,529)
CASH FLOWS FROM FINANCING ACTIVITIES
Noninterest-Bearing Customer Deposits	(2,267)	(5,154)
Interest-Bearing Customer Deposits	(18,436)	65,882
Federal Funds Purchased	(170)	---
Dividends Paid	(1,242)	(1,096)
Proceeds from Other Borrowed Money	36,000	23,000
Principal Payments on Other Borrowed Money	(28,000)	(31,109)
Proceeds from Issuance of Subordinated Debentures	9,279	5,155
Principal Payments on Subordinated Debentures	(9,279)	---
	(14,115)	56,678

Net Increase (Decrease) in Cash and Cash Equivalents	(27,547)	(4,678)
Cash and Cash Equivalents at Beginning of Period	72,380	79,062
Cash and Cash Equivalents at End of Period	$44,833	$74,384

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful or substandard. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers nonclassified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Changes in Accounting Principles and Effects of New Accounting Pronouncements

In February 2006, the Financial Accounting Standard Board (FASB) issued SFAS No. 155, Accounting for Certain Hybrid FinancialInstruments – an amendment of FASB Statements No. 133 and 140. This statement  provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with the requirements of SFAS 133.  Entities can make an irrevocable election to measure such hybrid financial instruments at fair value in its entirety, with subsequent changes in fair value recognized in earnings.  This election can be made on an instrument-by-instrument basis.  The effective date of this standard is for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The adoption of this statement did not have an impact on our financial position, results of operations or disclosures.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASBStatement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions.  This Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position.  The provisions of FIN 48 are effective as of the beginning of the 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  The cumulative change in accounting recorded directly to retained earnings and the effect on 2007 income from operations was not material.

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

In September 2006, the FASB issued No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - anAmendment of FASB Statements No. 87, 88, 106 and 123(R) (FASB 158).  This statement requires companies to recognize a net liability or asset to report the funded status of their defined benefit pension and other post retirement plans on the balance sheet.  SFAS 158 requires additional new disclosures to be made in companies’ financial statements.  SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008.  The adoption of this standard did not have an effect on the Company’s results of operations or financial position.

In September 2006, the Emerging Issues Task Force issued EITF Issue No. 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-04”).  EITF 06-04 establishes that for certain split-dollar life insurance arrangements, an employer should recognize a liability for future benefits in accordance with currently existing accounting pronouncements based on the substantive agreement with the employee.  EITF 06-04 will be effective

Part I   (Continued)
Item 1   (Continued)

(1)	Summary of Significant Accounting Policies (Continued)

Changes in Accounting Principles and Effects of New Accounting Pronouncements (Continued)

for fiscal years beginning after December 15, 2007.  Colony is currently evaluating the impact of the adoption of EITF 06-04 and has not yet determined the impact EITF 06-04 will have on the Colony’s consolidated financial statements upon adoption.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Includingan Amendment to FASB Statement No. 115.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This statement requires a business entity to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  An entity may decide whether to elect the fair value option for each eligible item on its election date, subject to certain requirements described in the statement.  This statement shall be effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007.  The Company is currently assessing the impact of SFAS No. 159 on its financial position, results of operations and disclosures.

(2)	Cash and Due from Banks

Components of cash and balances due from banks are as follows as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Cash on Hand and Cash Items	$8,085	$8,308
Noninterest-Bearing Deposits with Other Banks	20,043	18,923
	$28,128	$27,231

As of  June 30, 2007, the Banks had required deposits  of approximately $3,558 with the Federal Reserve that was satisfied with cash on hand.

(3)	Investment Securities

Investment securities as of June 30, 2007 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale:
U.S. Government Agencies
Mortgage Backed	$85,497	$17	$(1,365)	$84,149
Other	53,605	19	(641)	52,983
State, County & Municipal	13,702	4	(253)	13,453
Corporate Obligations	3,780	--	(62)	3,718
Asset-Backed Securities	1,000	--	--	1,000
Marketable Equity Securities	2	--	--	2
	$157,586	$40	$(2,321)	$155,305
Securities Held to Maturity:
State, County and Municipal	$67	$--	$--	$67

The amortized cost and fair value of investment securities as of June 30, 2007, by contractual maturity, are shown hereafter.  Expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

Part I   (Continued)
Item 1   (Continued)

	Securities
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in One Year or Less	$13,051	$12,951
Due After One Year Through Five Years	45,886	45,235
Due After Five Years Through Ten Years	9,119	8,962	$67	$67
Due After Ten Years	4,031	4,006	--	--
	72,087	71,154	67	67

Mortgage Backed Securities	85,497	84,149	--	--
Marketable Equity Securities	2	2	--	--
	$157,586	$155,305	$67	$67

Investment securities as of December 31, 2006 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale:
U.S. Government Agencies
Mortgage Backed	$80,053	$107	$(1,124)	$79,036
Other	54,870	65	(569)	54,366
State, County & Municipal	11,840	36	(136)	11,740
Corporate Obligations	3,787	--	(42)	3,745
Marketable Equity Securities	163	193	(7)	349
	$150,713	$401	$(1,878)	$149,236

Securities Held to Maturity:
State, County and Municipal	$71	$--	$--	$71

Proceeds from the sale of investments available for sale during first half 2007 totaled $7,673 compared to $0 for first half 2006.  The sale of investments available for sale during 2007 resulted in gross realized gains of $212 and gross realized losses of $26.

Investment securities having a carry value approximating $84,943 and $86,141 as of June 30, 2007 and December 31, 2006, respectively, were pledged to secure public deposits and for other purposes.

Information pertaining to securities with gross unrealized losses at June 30, 2007 and December 31, 2006 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

Part I   (Continued)
Item 1   (Continued)

	Less Than 12 Months		12 Months or Greater		Total

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

June 30, 2007
U.S. Government Agencies
Mortgage Backed	$28,590	$(320)	$46,156	$(1,045)	$74,746	$(1,365)
Other	15,900	(150)	32,109	(491)	48,009	(641)
State, County and Municipal	5,611	(115)	5,930	(138)	11,541	(253)
Corporate Obligations	952	(48)	993	(14)	1,945	(62)
	$51,053	$(633)	$85,188	$(1,688)	$136,241	$(2,321)

December 31, 2006
U.S. Government Agencies
Mortgage Backed	$11,989	$(55)	$52,140	$(1,070)	$64,129	$(1,125)
Other	5,462	(25)	31,033	(544)	36,495	(569)
State, County and Municipal	2,709	(69)	5,397	(67)	8,106	(136)
Corporate Obligations	1,750	(24)	995	(17)	2,745	(41)
Marketable Equity Securities	--	--	53	(7)	53	(7)
	$21,910	$(173)	$89,618	$(1,705)	$111,528	$(1,878)

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

At June 30, 2007, the debt securities with unrealized losses have depreciated 1.68 percent from the Company’s amortized cost basis.  These securities are guaranteed by either U.S. Government or other governments.  These unrealized losses relate principally to current interest rates for similar type of securities.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition.  As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

(4)	Loans

The composition of loans as of  June 30, 2007 and December 31, 2006 was as follows:

	June 30, 2007	December 31, 2006

Commercial, Financial and Agricultural	$61,612	$61,887
Real Estate – Construction	215,698	193,952
Real Estate – Farmland	44,167	40,936
Real Estate – Other	535,938	549,601
Installment Loans to Individuals	76,143	76,930
All Other Loans	19,936	18,967
	$953,494	$942,273

Nonaccrual loans are loans for which principal and interest are doubtful of collection in accordance with original loan terms and for which accruals of interest have been discontinued due to payment delinquency.  Nonaccrual loans totaled $5,120 and $8,069 as of June 30, 2007 and December 31, 2006, respectively and total recorded investment in loans past due 90 days or more and still accruing interest approximated $311 and $9, respectively.

Part I   (Continued)
Item 1   (Continued)

(5)	Allowance for Loan Losses

Transactions in the allowance for loan losses are summarized below for six months ended June 30, 2007 and June 30, 2006 as follows:

	June 30, 2007	June 30, 2006

Balance, Beginning	$11,989	$10,762
Provision Charged to Operating Expenses	1,828	1,969
Loans Charged Off	(1,485)	(1,543)
Loan Recoveries	315	470

Balance, Ending	$12,647	$11,658

(6)	Premises and Equipment

Premises and equipment are comprised of the following as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006

Land	$8,052	$7,414
Building	20,932	20,886
Furniture, Fixtures and Equipment	12,063	12,060
Leasehold Improvements	994	994
Construction in Progress	109	114
	42,150	41,468

Accumulated Depreciation	(14,543)	(14,015)
	$27,607	$27,453

Depreciation charged to operations totaled $932 and $946 for June 30, 2007 and June 30, 2006, respectively.

Certain Company facilities and equipment are leased under various operating leases.  Rental expense approximated $184 and $169 for six months ended June 30, 2007 and June 30, 2006, respectively.

(7)	Goodwill and Intangible Assets

The following is an analysis of the goodwill and core deposit intangible asset activity for the six months ended June 30, 2007 and
June 30, 2006:

	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006

Goodwill
Balance, Beginning	$2,412	$2,412
Goodwill Acquired	--	--
Balance, Ending	$2,412	$2,412

Net Core Deposit, Intangible
Balance, Beginning	$439	$520
Amortization Expense	(19)	(51)
Balance, Ending	$420	$469

Part I   (Continued)
Item 1   (Continued)

(7)	Goodwill and Intangible Assets (Continued)

The following table reflects the expected amortization for the core deposit intangible at June 30, 2007:

2007	$18
2008	36
2009	36
2010	36
2011 and thereafter	294
$420

(8)	Income Taxes

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

(9)	Deposits

The aggregate amount of overdrawn deposit accounts reclassified as loan balances totaled $780 and $839 as of June 30, 2007 and December 31, 2006.

Components of interest-bearing deposits as of June 30, 2007 and December 31, 2006 are as follows:

	June 30, 2007	December 31, 2006

Interest-Bearing Demand	$186,148	$185,769
Savings	35,009	33,305
Time, $100,000 and Over	349,358	366,041
Other Time	376,159	379,995
	$946,674	$965,110

At June 30, 2007 and December 31, 2006, the Company had brokered deposits of $61,123 and $72,682 respectively.  The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $100,000 was approximately $316,369 and $328,788 as of  June 30, 2007 and December 31, 2006, respectively.

As of  June 30, 2007 and December 31, 2006,  the scheduled maturities of certificates of deposits are as follows:

Maturity	June 30, 2007	December 31, 2006
One Year and Under	$652,751	$663,217
One to Three Years	46,623	54,524
Three Years and Over	26,143	28,295
	$725,517	$746,036

(10)	Other Borrowed Money

Other borrowed money at June 30, 2007 and December 31, 2006 is summarized as follows:

	June 30, 2007	December 31, 2006
Federal Home Loan Bank Advances	$69,500	$61,500
The Banker’s Bank Note Payable	--	--
	$69,500	$61,500

Part I   (Continued)
Item 1   (Continued)

(10)	Other Borrowed Money (Continued)

Advances from the Federal Home Loan Bank (FHLB) have maturities ranging from 2007 to 2019 and interest rates ranging from 2.74 percent to 5.93 percent.  Under the Blanket Agreement for Advances and Security Agreement with the FHLB, residential first mortgage loans and cash balances held by the FHLB are pledged as collateral for the FHLB advances outstanding.  At June 30, 2007, the Company had available line of credit commitments totaling $88,487, of which $18,987 was available.

The Banker’s Bank Note Payable originated on February 15, 2007 as a line of credit with funds available of $1,000 at a rate of The Wall Street Prime minus 0.75 percent.  Interest payments are due monthly with the entire balance due February 14, 2008. The debt is secured by all furniture, fixtures, equipment and software of Colony Management Services.  Colony Bankcorp, Inc. guarantees the debt.  As of June 30, 2007, $1,000 line of credit commitment was available as no draws have been made to date.

The aggregate stated maturities of  other borrowed money at June 30, 2007 are as follows:

Year	Amount
2007	$1,000
2008	9,500
2009	--
2010	1,000
2011 and Thereafter	58,000
$69,500

The Company also has available federal funds lines of credit with various financial institutions totaling $47,300, of which $900 was outstanding at June 30, 2007.

(11)	Subordinated Debentures (Trust Preferred Securities)

During the fourth quarter of 2002, the Company formed a second subsidiary whose sole purpose was to issue $5,000 in Trust Preferred Securities through a pool sponsored by FTN Financial Capital Markets.  The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions.  At June 30, 2007 the floating-rate securities had a 8.61 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 3.25 percent.

During the second quarter of 2004, the Company formed a third subsidiary whose sole purpose was to issue $4,500 in Trust Preferred Securities through a pool sponsored by FTN Financial Capital Markets.  The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions.  At June 30, 2007, the floating rate securities had a 8.04 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 2.68 percent.

During the second quarter of 2006, the Company formed a fourth subsidiary whose sole purpose was to issue $5,000 in Trust Preferred Securities through a pool sponsored by SunTrust Capital Markets.  The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions.  At June 30, 2007 the floating-rate securities had a 6.86 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 1.50 percent.

During the first quarter of 2007, the Company formed a fifth subsidiary whose sole purpose was to issue $9,000 in Trust Preferred Securities through a pool sponsored by Trapeza Capital Management, LLC.  The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions.  At June 30, 2007, the floating-rate securities had a 7.01 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 1.65 percent.  Proceeds from this issuance were used to payoff the trust preferred securities with the first subsidiary formed in March 2002 as the Company exercised its option to call.

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

In 1999, the board of directors of Colony Bankcorp, Inc. adopted a restricted stock grant plan which awards certain executive officers common shares of the Company.  The maximum number of shares (split-adjusted) which may be subject to restricted stock awards is 64,701.  During 2000 – 2007, 75,803 split-adjusted shares were issued under this plan and since the plan’s inception, 11,539 shares have been forfeited; thus, remaining shares which may be subject to restricted stock awards are 437 at June 30, 2007.  The shares are recorded at fair market value (on the date granted) as a separate component of stockholders’ equity.  The cost of these shares is being amortized against earnings using the straight-line method over three years (the restriction period.)

In April 2004, the stockholders of Colony Bankcorp, Inc. adopted a restricted stock grant plan which awards certain executive officers common shares of the Company.  The maximum number of shares which may be subject to restricted stock awards (split-adjusted) is 143,500.  During 2006 - 2007, 20,155 shares were issued under this plan and since the plan’s inception 2,198 shares have been forfeited, thus remaining shares which may be subject to restricted stock awards are 125,543 at June 30, 2007.  The shares are recorded at fair market value (on the date granted) as a separate component of stockholders’ equity.  The cost of these shares is being amortized against earnings using the straight-line method over three years (the restriction period).

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

At June 30, 2007 and December 31, 2006 the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	June 30, 2007	December 31, 2006

Loan Commitments	$111,273	$105,165
Standby Letters of Credit	4,212	3,279

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

Purchase Commitments.  As of June 30, 2007, the Company had an outstanding commitment of approximately $1,967 to construct and furnish an office in Savannah.  No draws have been advanced as of June 30, 2007 since construction has not begun.

Legal Contingencies.  In the ordinary course of business, there are various legal proceedings pending against Colony and its subsidiaries.  The aggregate liabilities, if any, arising from such proceedings would not, in the opinion of management, have a material adverse effect on Colony’s consolidated financial position.

(15)	Compensation Plan

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

Liabilities accrued under the plans totaled $1,185 and $1,108 as of June 30, 2007 and December 31, 2006, respectively.  Benefit payments under the contracts were $95 and $88 for the six month period ended June 30, 2007 and June 30, 2006, respectively.   Provisions charged to operations totaled $172 and $72 for the six month period ended June 30, 2007 and June 30, 2006, respectively.

Fee income recognized with deferred compensation plans totaled $91 and $93 for six month period ended June 30, 2007 and June 30, 2006, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  The amounts and ratios as defined in regulations are presented hereafter.  Management believes, as of June 30, 2007, the Company meets all capital adequacy requirements to which it is subject under the regulatory framework for prompt corrective action.  In the opinion of management, there are no conditions or events since prior notification of capital adequacy from the regulators that have changed the institution’s category.

Part I   (Continued)
Item 1   (Continued)

(16)	Regulatory Capital Matters (Continued)

The following table summarizes regulatory capital information as of June 30, 2007 and December 31, 2006 on a consolidated basis and for each significant subsidiary, as defined.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2007

Total Capital to Risk-Weighted Assets
Consolidated	$114,172	11.76%	$77,665	8.00%	$97,081	10.00%
Fitzgerald	19,348	12.26	12,622	8.00	15,777	10.00
Ashburn	29,681	10.88	21,824	8.00	27,280	10.00
Worth	15,169	10.58	11,475	8.00	14,343	10.00
Southeast	20,987	11.58	14,501	8.00	18,126	10.00
Quitman	12,549	11.90	8,436	8.00	10,545	10.00

Tier 1 Capital to Risk-Weighted Assets
Consolidated	$102,031	10.51%	$38,832	4.00%	$58,249	6.00%
Fitzgerald	17,374	11.01	6,311	4.00	9,466	6.00
Ashburn	26,264	9.63	10,912	4.00	16,368	6.00
Worth	13,375	9.32	5,737	4.00	8,606	6.00
Southeast	18,803	10.37	7,250	4.00	10,876	6.00
Quitman	11,266	10.68	4,218	4.00	6,327	6.00

Tier 1 Capital to Average Assets
Consolidated	$102,031	8.57%	$47,598	4.00%	$59,497	5.00%
Fitzgerald	17,374	8.87	7,837	4.00	9,796	5.00
Ashburn	26,264	7.99	13,157	4.00	16,446	5.00
Worth	13,375	7.69	6,955	4.00	8,693	5.00
Southeast	18,803	9.10	8,265	4.00	10,332	5.00
Quitman	11,266	7.68	5,866	4.00	7,333	5.00

Part I   (Continued)
Item 1   (Continued)

(16)	Regulatory Capital Matters (Continued)

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006

Total Capital to Risk-Weighted Assets
Consolidated	$110,304	11.50%	$76,710	8.00%	$95,887	10.00%
Fitzgerald	18,697	11.33	13,206	8.00	16,508	10.00
Ashburn	28,908	10.77	21,464	8.00	26,830	10.00
Worth	14,618	11.02	10,610	8.00	13,262	10.00
Southeast	20,091	10.76	14,934	8.00	18,667	10.00
Quitman	12,183	11.65	8,367	8.00	10,458	10.00

Tier 1 Capital to Risk-Weighted Assets
Consolidated	$98,235	10.24%	$38,355	4.00%	$57,532	6.00%
Fitzgerald	16,567	10.04	6,603	4.00	9,905	6.00
Ashburn	25,551	9.52	10,732	4.00	16,098	6.00
Worth	12,958	9.77	5,305	4.00	7,957	6.00
Southeast	17,981	9.63	7,467	4.00	11,200	6.00
Quitman	10,985	10.50	4,183	4.00	6,275	6.00

Tier 1 Capital to Average Assets
Consolidated	$98,235	8.17%	$48,087	4.00%	$60,109	5.00%
Fitzgerald	16,567	8.07	8,207	4.00	10,259	5.00
Ashburn	25,551	7.68	13,306	4.00	16,632	5.00
Worth	12,958	7.44	6,969	4.00	8,711	5.00
Southeast	17,981	8.52	8,445	4.00	10,556	5.00
Quitman	10,985	7.78	5,647	4.00	7,059	5.00

Part I   (Continued)
Item 1   (Continued)

(17)	Financial Information of Colony Bankcorp, Inc. (Parent Only)

The parent company’s balance sheets as of June 30, 2007 and December 31, 2006 and the related statements of income and comprehensive income and cash flows are as follows:

COLONY BANKCORP, INC. (PARENT ONLY)
BALANCE SHEETS
JUNE 30, 2007 AND DECEMBER 31, 2006

ASSETS	June 30, 2007	December 31, 2006
	(Unaudited)	(Audited)

Cash	$2,871	$2,224
Premises and Equipment, Net	1,249	1,273
Investment in Subsidiaries, at Equity	100,024	97,270
Other	808	999

Totals Assets	$104,952	$101,766

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Dividends Payable	$648	$611
Other	217	315
	865	926
Subordinated Debt	24,229	24,229

Stockholders’ Equity
Common Stock, Par Value $1 a Share; Authorized 20,000,000 Shares, Issued 7,204,775 and 7,189,937 Shares as of June 30, 2007 and December 31, 2006, Respectively	7,205	7,190
Paid-In Capital	24,503	24,257
Retained Earnings	50,066	46,417
Restricted Stock - Unearned Compensation	(411)	(278)
Accumulated Other Comprehensive Loss, Net of Tax	(1,505)	(975)
	79,858	76,611

Total Liabilities and Stockholders' Equity	$104,952	$101,766

Part I   (Continued)
Item 1   (Continued)

(17)	Financial Information of Colony Bankcorp, Inc. (Parent Only) (Continued)

COLONY BANKCORP, INC. (PARENT ONLY)
STATEMENT OF INCOME AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND JUNE 30, 2006
(UNAUDITED)

	JUNE 30, 2007	JUNE 30, 2006

Income
Dividends from Subsidiaries	$3,030	$2,835
Other	76	50
	3,106	2,885
Expenses
Interest	985	898
Salaries and Employee Benefits	549	544
Other	539	397
	2,073	1,839

Income Before Taxes and Equity in Undistributed Earnings of Subsidiaries	1,033	1,046
Income Tax (Benefits)	(612)	(518)

Income Before Taxes and Equity in Undistributed Earnings of Subsidiaries	1,645	1,564
Equity in Undistributed Earnings of Subsidiaries	3,531	3,355

Net Income	5,176	4,919

Other Comprehensive Income, Net of Tax
Gains (Losses) on Securities Arising During Year	(407)	(967)
Reclassification Adjustment	(123)	0

Unrealized Gains (Losses) in Securities	(530)	(967)

Comprehensive Income	$4,646	$3,952

Part I   (Continued)
Item 1   (Continued)

(17)	Financial Information of Colony Bankcorp, Inc. (Parent Only) (Continued)

COLONY BANKCORP, INC. (PARENT ONLY)
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND JUNE 30, 2006
(UNAUDITED)

	2007	2006
Cash Flows from Operating Activities
Net Income	$5,176	$4,919
Adjustments to Reconcile Net Income to Net Cash Provided from Operating Activities
Depreciation and Amortization	163	144
Equity in Undistributed Earnings of Subsidiary	(3,531)	(3,355)
Other	97	(288)
	1,905	1,420
Cash Flows from Investing Activities
Capital Infusion in Subsidiary	--	(2,500)
Purchases of Premises and Equipment	(16)	(47)
Investment in Capital Trust	(279)	(155)
Liquidation of Statutory Trust	279	---
	(16)	(2,702)
Cash Flows from Financing Activities
Dividends Paid	(1,242)	(1,096)
Principal Payments on Other Borrowed Money	--	(2,500)
Proceeds from Issuance of Subordinated Debentures	9,279	5,155
Principal Payment on Subordinated Debentures	(9,279)	---
	(1,242)	1,559

Net Increase in Cash	647	277

Cash, Beginning	2,224	229

Cash, Ending	$2,871	$506

Part I   (Continued)
Item 1   (Continued)

(18)	Earnings Per Share

SFAS No. 128 establishes standards for computing and presenting basic and diluted earnings per share.  Basic earnings per share is calculated and presented based on income available to common stockholders divided by the weighted average number of shares outstanding during the reporting periods.  Diluted earnings per share reflects the potential dilution of restricted stock.  The following presents earnings per share for the three months and six months ended June 30, 2007 and 2006, respectively, under the requirements of Statement 128:

	Three Months Ended			Three Months Ended
	June 30, 2007			June 30, 2006

		Common			Common
	Income	Shares		Income	Shares
	Numerator	Denominator	EPS	Numerator	Denominator	EPS

Basic EPS
Income Available to Common Stockholders	$2,702	7,188	$0.38	$2,610	7,176	$0.36

Dilutive Effect of Potential Common Stock
Restricted Stock		10			1

Diluted EPS
Income Available to Common Stockholders
After Assumed Conversions of Dilutive Securities	$2,702	7,198	$0.38	$2,610	7,177	$0.36

	Six Months Ended			Six Months Ended
	June 30, 2007			June 30, 2006

		Common			Common
	Income	Shares		Income	Shares
	Numerator	Denominator	EPS	Numerator	Denominator	EPS

Basic EPS
Income Available to Common Stockholders	$5,176	7,185	$0.72	$4,419	7,173	$0.69

Dilutive Effect of Potential Common Stock
Restricted Stock		11			2

Diluted EPS
Income Available to Common Stockholders
After Assumed Conversions of Dilutive Securities	$5,176	7,196	$0.72	$4,419	7,175	$0.69

Part I    (Continued)
Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors that Could Affect Future Results

Certain statements contained in this Quarterly Report  that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act), not withstanding that such statements are not specifically identified. In addition, certain statements may be contained in the Company’s future filings with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of Colony Bankcorp, Inc. or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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

Allowance for Loan Losses– The allowance for loan losses provides coverage for probable losses inherent in the Company’s loan portfolio.  Management evaluates the adequacy of the allowance for loan losses quarterly based on changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, regulatory guidance and economic factors.  This evaluation is inherently subjective, as it requires the use of significant management estimates.  Many factors can affect management’s estimates of specific and expected losses, including volatility of default probabilities, collateral values, rating migrations, loss severity and economic and political conditions.   The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.

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

Goodwill and Other Intangibles– The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value as required by SFAS 141.  Goodwill is subject, at a minimum, to annual tests for impairment.    Other intangible assets are amortized over their estimated useful lives using straight-line and accelerated methods, and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount.  The initial goodwill and other intangibles recorded and subsequent impairment analysis require management to make subjective judgments concerning estimates of how the acquired asset will perform in the future.  Events and factors that may significantly affect the estimates include, among others, customer attrition, changes in revenue growth trends, specific industry conditions and changes in competition.

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of June 30, 2007 and December 31, 2006, and results of operations for each of three months and six months in the periods ended June 30, 2007 and 2006.  This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

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

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense.  Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities.  Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets.  Net income totaled $2.70 million, or $0.38 diluted per common share, in three months ended June 30, 2007 compared to $2.61 million, or $0.36 diluted per common share, in three months ended June 30, 2006 and net income totaled $5.18 million or $0.72 diluted per common share in six months ended June 30, 2007 compared to $4.92 million, or $0.69 diluted per common share in six months ended June 30, 2006.

Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2007	2006	2007	2006

Taxable-equivalent net interest income	$10,916	$10,737	$21,446	$20,726
Taxable-equivalent adjustment	91	57	170	113

Net interest income	10,825	10,680	21,276	20,613
Provision for possible loan losses	914	1,047	1,828	1,969
Noninterest income	2,056	2,018	4,166	3,626
Noninterest expense	7,965	7,599	15,874	14,686

Income before income taxes	4,002	4,052	7,740	7,584
Income Taxes	1,300	1,442	2,564	2,665

Net income	$2,702	$2,610	$5,176	$4,919

Basic per common share:
Net income	$0.38	$0.36	$0.72	$0.69
Diluted per common share:
Net income	$0.38	$0.36	$0.72	$0.69
Return on average assets:
Net income	0.90%	0.90%	0.86%	0.87%
Return on average equity:
Net income	13.58%	14.80%	13.17%	14.10%

Income from operations for three months ended June 30, 2007 increased $0.092 million, or 3.52 percent, compared to the same period in 2006.  The increase was primarily the result of a $0.145 million increase in net interest income, an increase of $0.038 million in noninterest income, a decrease of $0.133 million in provision for possible loan losses and a decrease of $0.142 million in income taxes.  This was offset by an increase of $0.366 million in noninterest expense.

Part I    (Continued)
Item 2    (Continued)

Income from operations for six months ended June 30, 2007 increased $0.257 million, or 5.22 percent, compared to the same period in 2006.  The increase was primarily the result of an increase of $0.663 million in net interest income, an increase of $0.540 in noninterest income, a decrease of $0.141 million in provision for possible loan losses and a decrease of $0.101 million in income taxes.  This was offset by an increase of $1.188 million in noninterest expense.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 43.37 percent of total revenue for six months ended June 30, 2007 and 48.15 percent for the same period a year ago.

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

Part I    (Continued)
Item 2    (Continued)

Rate/Volume Analysis

The rate/volume analysis presented hereafter illustrates the change from June 30, 2006 to June 30, 2007 for each component of the taxable equivalent net interest income separated into the amount generated through volume changes and the amount generated by changes in the yields/rates.

	Changes from June 30, 2006 to June 30, 2007 (1)
($ in thousands)	Volume	Rate	Total

Interest Income
Loans, Net-taxable	$1,765	$3,027	$4,792

Investment Securities
Taxable	449	373	822
Tax-exempt	141	1	142
Total Investment Securities	590	374	964

Interest-Bearing Deposits in other Banks	9	12	21

Federal Funds Sold	(134)	105	(29)

Other Interest - Earning Assets	(5)	26	21
Total Interest Income	2,225	3,544	5,769

Interest Expense
Interest-Bearing Demand and Savings Deposits	(13)	300	287
Time Deposits	1,301	3,516	4,817

Federal Funds Purchased	17	4	21
Subordinated Debentures	151	(16)	135
Other Borrowed Money	(238)	27	(211)

Total Interest Expense	1,218	3,831	5,049
Net Interest Income	$1,007	$(287)	$720

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

The Company maintains about 39.7 percent of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years. The liabilities to fund assets are primarily in short term certificate of deposits that mature within one year. This balance sheet composition has allowed the Company to be relatively constant with its net interest margin the past several years, though the unprecedented 475 basis point decrease by U.S. Federal Reserve in 2001, 50 basis point decrease in 2002 and 25 basis point decrease in 2003 resulted in significant net interest margin pressure. During 2004 and 2005, interest rates increased 125 basis points and 200 basis points respectively, while another 100 basis point increase occurred during 2006.  These increases have resulted in stable net interest margins.  Net interest margin decreased to 3.78 percent for six months ended June 30, 2007 compared to 3.87 percent for the same period a year ago. We anticipate margin compression for 2007 given the Federal Reserve’s present interest rate forecast of neutral to easing for the balance of 2007.

Taxable-equivalent net interest income for six months ended June 30, 2007 increased $0.72 million, or 3.47 percent compared to the same period a year ago. The fluctuation between the comparable periods resulted from the positive impact of growth in the average volume of earning assets that was partially offset by the negative impact of increasing average interest rates. The average volume of earning assets during six months ended June 30, 2007 increased almost $65.9 million compared to the same period a year ago while over the same period the net interest margin decreased by 9 basis points from 3.87 percent to 3.78 percent.  Growth in average earning assets during 2007 and 2006 was primarily in loans.  The decrease in the net interest margin in 2007 was primarily the result of the general increase in market interest rates and the inverted yield curve.

The average volume of loans increased $44.4 million in six months ended June 30, 2007 compared to the same period a year ago.  The average yield on loans increased 65 basis points in six months ended June 30, 2007 compared to the same period a year ago. Funding for this growth was primarily provided by deposit growth. The average volume of deposits increased $62.9 million in six months ended June 30, 2007 compared to the same period a year ago. Interest-bearing deposits made up 96.1 percent of the growth in average deposits in six months ended June 30, 2007. Accordingly, the ratio of average interest-bearing deposits to total average deposits was 92.6 percent in six months ended June 30, 2007 compared to 92.4 percent in the same period a year ago.  This deposit mix, combined with a general increase in market rates, had the effect of (i) increasing the average cost of total deposits by 79 basis points in six months ended June 30, 2007 compared to the same period a year ago and, (ii) mitigating a portion of the impact of increasing yields on earning assets.

The Company’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.38 percent in six months ended June 30, 2007 compared to 3.57 percent in the same period a year ago. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $1.83 million in six months ended June 30, 2007 compared to $1.97 million in the same period a year ago.   See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Part I    (Continued)
Item 2    (Continued)

NonInterest Income

The components of noninterest income were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006

Service Charges on Deposit Accounts	$1,214	$1,155	$2,332	$2,187
Other Charges, Commissions and Fees	239	203	485	418
Other	315	447	625	685
Mortgage Fee Income	286	213	538	336
Securities Gains	2	--	186	--

Total	$2,056	$2,018	$4,166	$3,626

Total noninterest income for three months ended June 30, 2007 increased $38 thousand, or 1.88 percent compared to the same period a year ago. Total noninterest income for six months ended June 30, 2007 increased $540 thousand, or 14.89 percent, compared to the same year ago period.  Growth in both periods was primarily in service charges on deposit accounts, mortgage fee income and securities gains.  Changes in these items and the other components of noninterest income are discussed in more detail below.

Service Charges on Deposit Accounts.  Service charges on deposit accounts for three months ended June 30, 2007 increased $59 thousand, or 5.11 percent, compared to the same period a year ago.   Service charges on deposit accounts for the six months ended June 30, 2007 increased $145 thousand, or 6.63 percent, compared to the same year ago period.  The increase was primarily due to an increase in overdraft fees, which was mostly related to consumer and commercial checking accounts.

Mortgage Fee Income.  Mortgage fee income for three months ended June 30, 2007 increased $73 thousand, or 34.27 percent, compared to the same period year ago.   Mortgage fee income for six months ended June 30, 2007 increased $202 thousand, or 60.12 percent, compared to the same year ago period.  The company anticipates fee income to continue to show an  increase over the previous year due to the Company’s focus on generating mortgage fee income.

All Other Noninterest Income.  Other charges, commissions and fees and other income for three months ended June 30, 2007 decreased $96 thousand, or 14.77 percent, compared to the same period a year ago.  The significant decrease was premiums on the sale of SBA loans which decreased to $55 thousand for three months ended June 30, 2007 from $185 thousand for the same year ago period.  Other charges, commissions and fees and other income for six months ended June 30, 2007 increased $7 thousand, or 0.63 percent, compared to the same year ago period.  Significant changes included a decrease in premiums on the sale of SBA loans which decreased to $122 thousand from $260 thousand in six months ended June 30, 2006, an increase in the gain realized from unwinding FHLB advances of $59 thousand from no gain in six months ended June 30, 2006 and proceeds realized from life insurance death benefit claim of $82 thousand compared to no benefit in six months ended June 30, 2006.

Securities Gains.  The Company realized gains from the sale of securities of $2 thousand in second quarter 2007 and $184 thousand in first quarter 2007.  The Company was able to reposition it’s balance sheet to realize higher yields on the investment securities that were sold.

Noninterest Expense

The components of noninterest expense were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006

Salaries and Employee Benefits	$4,687	$4,247	$9,229	$8,326
Occupancy and Equipment	1,010	1,003	2,011	1,988
Other	2,268	2,349	4,634	4,372

Total	$7,965	$7,599	$15,874	$14,686

Part I    (Continued)
Item 2    (Continued)

Total noninterest expense for three months ended June 30, 2007 increased $366 thousand, or 4.82 percent, compared to the same period a year ago. Total noninterest expense for six months ended June 30, 2007 increased $1.19 million, or 8.09 percent, compared to the same period a year ago.  These items and the changes in the various components of noninterest expense are discussed in more detail below.

Salaries and Employee Benefits.  Salaries and employee benefits expense for three months ended June 30, 2007 increased $440 thousand, or 10.36 percent, compared to the same period a year ago.  Salaries and employee benefits expense for the six months ended June 30, 2007 increased $903 thousand, or 10.85 percent, compared to the same year ago period.  The  increase is primarily related to increases in headcount as a result of new offices with the Company’s denovo branch expansions.  Merit increases, increased insurance premiums and additional staffing  for back office support also added to the increased personnel expense.

Occupancy and Equipment.  Occupancy and equipment expense has remained relatively flat in both periods with an increase of $7 thousand for three months ended June 30, 2007 compared to the same year ago period and an increase of $23 thousand for six months ended June 30, 2007 compared to the same year ago period.

All Other Non-Interest Expense.  All other noninterest expense for three months ended June 30, 2007 decreased $81 thousand, or 3.45 percent compared to the same year ago period.  One significant item during the quarter was reversal of $50 thousand for a reserve set up in 2006 for other losses involving a counterfeit check.  The Company’s legal counsel, upon research, has taken the position that the counterfeit check was not returned in a timely manner by the sending bank and thus no exposure to the Company.  All other noninterest expense for six months ended June 30, 2007 increased $262 thousand, or 5.99 percent compared to the same year ago period.  This increase is primarily attributable to amortization of trust preferred securities placement fees increasing to $191 thousand for six months ended June 30, 2007 compared to $16 thousand in the same year ago period and one-time reserve of $100 thousand for deferred compensation benefits due beneficiaries upon the death of an emeritus director.  Unamortized loan placement fees on $9 million trust preferred securities refinanced accounted for the increased amortization expense while the reserve established reflects the net present value of funds due beneficiaries with the deferred compensation plan at one of the subsidiaries.

Sources and Uses of Funds

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the assets in which those funds are invested as a percentage of the Company’s average total assets for the period indicated. Average assets totaled $1.199 billion in six months ended June 30, 2007 compared to $1.133 billion in six months ended June 30, 2006.

	Six Months Ended
	June 30,
Source of Funds:	2007		2006
Deposits:
Noninterest–Bearing	$76,053	6.35%	$73,622	6.50%
Interest-Bearing	950,182	79.26	889,683	78.52
Federal Funds Purchased	1,413	0.12	685	0.06
Long-term Debt and Other Borrowings	84,030	7.01	91,183	8.05
Other Noninterest-Bearing Liabilities	8,534	0.71	8,126	0.72
Equity Capital	78,580	6.55	69,751	6.15
Total	$1,198,792	100.00%	$1,133,050	100.00%

Uses of Funds:
Loans	$923,301	77.02%	$880,056	77.67%
Securities	154,674	12.90	127,618	11.26
Federal Funds Sold	37,266	3.11	43,052	3.80
Interest-Bearing Deposits in Other Banks	2,867	0.24	2,448	0.22
Other Interest-Earning Assets	5,068	0.42	5,262	0.46
Other Noninterest-Earning Assets	75,616	6.31	74,614	6.59
Total	$1,198,792	100.00%	$1,133,050	100.00%

Part I    (Continued)
Item 2    (Continued)

Deposits continue to be the Company’s primary source of funding.  Over the comparable periods, the relative mix of deposits continues to be high in interest-bearing deposits.  Interest-bearing deposits totaled 92.59 percent of total average deposits in six months ended June 30, 2007 compared to 92.36 percent in the same period a year ago.

The Company primarily invests funds in loans and securities.  Loans continue to be the largest component of the Company’s mix of invested assets.  Total loans were $953 million at June 30, 2007, up 1.17 percent, compared to loans of $942 million at December 31, 2006.  See additional discussion regarding the Company’s loan portfolio in the section captioned “Loans” included elsewhere in this discussion.  The majority of funds provided by deposit growth have been invested in loans.

Loans

The following table presents the composition of the Company’s loan portfolio as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006

Commercial, Financial and Agricultural	$61,612	$61,887
Real Estate
Construction	215,698	193,952
Mortgage, Farmland	44,167	40,936
Mortgage, Other	535,938	549,601
Consumer	76,143	76,930
Other	19,936	18,967
	953,494	942,273
Unearned Interest and Fees	(441)	(501)
Allowance for Loan Losses	(12,647)	(11,989)

Loans	$940,406	$929,783

The following table presents total loans as of June 30, 2007 according to maturity distribution and/or repricing opportunity on adjustable rate loans:

Maturity and Repricing Opportunity	($ in Thousands)

One Year or Less	$628,036
After One Year through Three Years	263,924
After Three Years through Five Years	49,514
Over Five Years	12,020
$953,494

Overview. Loans totaled $953 million at June 30, 2007, up 1.17 percent from December 31, 2006 loans of $942 million.  The majority of the Company’s loan portfolio is comprised of the real estate loans-other, real estate construction and installment loans to individuals.  Real estate-other, which is primarily 1-4 family residential properties and nonfarm nonresidential properties, made up 56.21 percent and 58.33 percent of total loans, real estate construction made up 22.62 percent and 20.58 percent, while installment loans to individuals made up 7.99 percent and 8.16 percent of total loans at June 30, 2007 and December 31, 2006, respectively.  Real estate loans-other include both commercial and consumer balances.

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

Commercial, Financial and Agricultural.  Commercial, financial and agricultural loans at June 30, 2007 decreased 0.44 percent from December 31, 2006 to $62 million. The Company’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Company’s loan policy guidelines.

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

	June 30, 2007			December 31, 2006

		Period End Balances			Period End Balances
	Number of			Number of
	Relationships	Committed	Outstanding	Relationships	Committed	Outstanding

Large Credit Relationships:
$10 million and greater	$2	$25,798	$19,287	$2	$25,692	$18,365
$5 million to $9.9 million	$16	$106,332	$92,983	$12	$69,485	$62,914

Maturities and Sensitivities of Loans to Changes in Interest Rates.  The following table presents the maturity distribution of the Company’s loans at June 30, 2007. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate.

Part I    (Continued)
Item 2    (Continued)

	Due in One Year or Less	After One, but Within Three Years	After Three, but Within Five Years	After Five Years	Total

Loans with fixed interest rates	$255,673	$257,837	$49,514	$12,020	$575,044
Loans with floating interest rates	372,363	6,087	0	0	378,450

Total	$628,036	$263,924	$49,514	$12,020	$953,494

The Company may renew loans at maturity when requested by a customer whose financial strength appears to support such renewal or when such renewal appears to be in the Company’s best interest. In such instances, the Company generally requires payment of accrued interest and may adjust the rate of interest, require a principal reduction or modify other terms of the loan at the time of renewal.

Non-Performing Assets and Potential Problem Loans

Non-performing assets and accruing past due loans as of June 30, 2007 and December 31, 2006 were as follows:

	June 30, 2007	December 31, 2006

Loans accounted for on nonaccrual	$5,120	$8,069
Loans past due 90 days or more	311	9
Other real estate foreclosed	1,434	970
Total non-performing assets	$6,865	$9,048

Non-performing assets as a percentage of:
Total loans and foreclosed assets	0.72%	0.96%
Total assets	0.57%	0.75%
Accruing past due loans:
30-89 days past due	$6,449	$10,593
90 or more days past due	311	9
Total accruing past due loans	$6,760	$10,602

Non-performing assets include non-accrual loans, loans past due 90 days or more, restructured loans and foreclosed real estate.  Non-performing assets at June 30, 2007 decreased 24.13 percent from December 31, 2006.  Subsequent to June 30, 2007 the Company placed a $5.7 million commercial real estate loan relationship on non-accrual status.  Though this will significantly increase our non-performing assets compared to quarter-end June 30, 2007, the Company’s current assessment of the loan relationship lead us to believe that minimal loss exposure exists in the loan.  Based on the current appraisal, the loan has a 65 percent loan to value ratio and strong guarantors.  Interest on the loan has been paid through June 30, 2007; thus, no reversal of prior period interest will occur.

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

	June 30, 2007		December 31, 2006

	Reserve	%*	Reserve	%*
Commercial, Financial and Agricultural	$3,795	6%	$3,597	7%
Real Estate – Construction	759	23%	719	21%
Real Estate – Farmland	632	5%	599	4%
Real Estate – Other	4,110	56%	3,896	58%
Loans to Individuals	2,529	8%	2,398	8%
All other Loans	822	2%	780	2%
Total	$12,647	100%	$11,989	100%

*	Loan balance in each category expressed as a percentage of total end of period loans.

Part I    (Continued)
Item 2    (Continued)

Activity in the allowance for loan losses is presented in the following table. There were no charge-offs or recoveries related to foreign loans during any of the periods presented.

The following table presents an analysis of the Company’s loan loss experience for the periods indicated.

	Three Months Ended	Three Months Ended
($ in thousands)	June 30, 2007	June 30, 2006

Allowance for Loan Losses at Beginning of Quarter	$12,170	$10,760

Charge-Off
Commercial, Financial and Agricultural	81	282
Real Estate	208	0
Consumer	155	173
All Other	59	24
	503	479
Recoveries
Commercial, Financial and Agricultural	3	281
Real Estate	4	4
Consumer	49	46
All Other	10	(2)
	66	330

Net Charge-Offs	437	149

Provision for Loan Losses	914	1,047

Allowance for Loan Losses at End of Quarter	$12,647	$11,658

Ratio of Net Charge-Offs to Average Loans	0.05%	0.02%

The allowance for loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The provision for loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for loan losses decreased $133 thousand from $1,047 thousand in three months ended June 30, 2006 to $914 thousand in three months ended June 30, 2007.

Net charge-offs in three months ended June 30, 2007 increased $288 thousand compared to the same period a year ago.  Net charge- offs of 0.05 percent for second quarter 2007 that annualizes to 0.20 percent is slightly below our net charge-off ratio for the past several years.  We anticipate annual net charge-offs to be in the 0.25 to 0.30 percent range for 2007.

Management believes the level of the allowance for loan losses was adequate as of June 30, 2007. Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

Part I    (Continued)
Item 2    (Continued)

The following table presents an analysis of the Company’s loan loss experience for the periods indicated.

	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2007	June 30, 2006

Allowance for Loan Losses at Beginning of Quarter	$11,989	$10,762

Charge-Off
Commercial, Financial and Agricultural	525	832
Real Estate	658	321
Consumer	196	227
All Other	106	163
	1,485	1,543
Recoveries
Commercial, Financial and Agricultural	22	380
Real Estate	205	16
Consumer	71	68
All Other	17	6
	315	470

Net Charge-Offs	1,170	1,073

Provision for Loan Losses	1,828	1,969

Allowance for Loan Losses at End of Quarter	$12,647	$11,658

Ratio of Net Charge-Offs to Average Loans	0.13%	0.12%

The allowance for loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The provision for loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for loan losses decreased $141 thousand from $1,969 thousand in six months ended June 30, 2006 to $1,828 thousand in six months ended June 30, 2007.  Provisions decreased during first half of 2007 primarily due to our flat loan volume.

Net charge-offs in six months ended June 30, 2007 increased $97 thousand compared to the same period a year ago.  Net charge-offs of 0.13 percent for first half of 2007 that annualizes to 0.26 percent is slightly below our net charge-off ratio for the past several years.   We anticipate annual net charge-offs to be in the 0.25 to 0.30 percent range for 2007.

Management believes the level of the allowance for loan losses was adequate as of June 30, 2007. Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

Part I    (Continued)
Item 2    (Continued)

Investment Portfolio

The following table presents carrying values of investment securities held by the Company as of June 30, 2007 and December 31, 2006.

($ in thousands)	June 30, 2007	December 31, 2006

U.S. Government Agencies	$52,983	$54,366
State, County and Municipal	13,520	11,811
Corporate Obligations	3,718	3,745
Marketable Equity Securities	2	349
Asset-Backed Securities	1,000	---

Investment Securities	71,223	70,271
Mortgage Backed Securities	84,149	79,036
Total Investment Securities and
Mortgage Backed Securities	$155,372	$149,307

The following table represents maturities and weighted-average yields of investment securities held by the Company as of June 30, 2007.  (Mortgage backed securities are based on the average life at the projected speed, while Agencies and State and Political subdivisions reflect anticipated calls being exercised.)

	Within 1 Year		After 1 Year But Within 5 Years		After 5 Years But Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U. S. Government Agencies	$10,159	3.78%	$40,877	4.72%	$1,947	5.77%	$--	--%

Mortgage Backed Securities	10,476	4.07	54,848	4.67	18,825	5.48	--	--

State, County and Municipal	4,289	4.43	6,715	4.84	2,516	6.13	--	--

Corporate Obligations	1,556	6.96	439	3.99	952	5.67%	771	9.07%

Marketable Securities	--	--	--	--	--	--	2	--

Asset-Backed Securities	--	--	1,000	6.32	--	--	--	--

Total Investment Portfolio	$26,480	4.19%	$103,879	4.71%	$24,240	5.58%	$773	9.07%

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

At June 30, 2007, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10 percent of the Company’s shareholders’ equity.

The average yield of the securities portfolio was 4.69 percent in six months ended June 30, 2007 compared to 4.17 percent in the same period a year ago. The increase in the average yield over the comparable periods primarily resulted from the higher interest rate environment.

Part I    (Continued)
Item 2    (Continued)

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the three month periods ended June 30, 2007 and June 30, 2006.

	June 30, 2007		June 30, 2006
	Average	Average	Average	Average
($ in thousands)	Amount	Rate	Amount	Rate

Noninterest-Bearing Demand Deposits	$76,053		$73,622
Interest-Bearing Demand and Savings Deposits	213,112	2.13%	214,560	1.85%
Time Deposits	737,070	5.16%	675,123	4.20%

Total Deposits	$1,026,235	4.15%	$963,305	3.36%

The following table presents the maturities of the Company's time deposits as of June 30, 2007.

	Time	Time
	Deposits	Deposits
	$100,000	Less Than
($ in thousands)	or Greater	$100,000	Total

Months to Maturity
3 or Less	$111,042	$92,674	$203,716
Over 3 through 12 Months	205,327	243,708	449,035
Over 12 Months through 36 Months	18,885	27,739	46,624
Over 36 Months	14,104	12,038	26,142

	$349,358	$376,159	$725,517

Average deposits increased $63 million to $1,026 million at June 30, 2007 from $963 million at June 30, 2006.  The increase included $2.4 million, or 3.81 percent, related to noninterest-bearing deposits.  Accordingly the ratio of average noninterest-bearing deposits to total average deposits was 7.41 percent for six months ended June 30, 2007 compared to 7.64 percent for six months ended June 30, 2006.  The general increase in market rates, had the effect of (i) increasing the average cost of total deposits by 79 basis points in six months ended June 30, 2007 compared to the same period a year ago; and (ii) mitigating a portion of the impact of increasing yields on earning assets.

Total average interest-bearing deposits increased $60.5 million, or 6.80 percent in six months ended June 30, 2007 compared to the same period a year ago.  The growth in average deposits at June 30, 2007 compared to June 30, 2006 was primarily in money market deposit accounts and savings and interest-on-checking accounts and other time accounts.   With the current interest rate environment, it appears that many customers are more inclined to invest their funds for extended periods and are choosing to maintain such funds in time accounts.

Off-Balance-Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of
June 30, 2007. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

Part I    (Continued)
Item 2    (Continued)

	Payments Due by Period

		More than 1	3 Years or
	1 Year or	Year but Less	More but Less	5 Years or
	Less	Than 3 Years	Than 5 Years	More	Total
Contractual obligations:
Subordinated debentures	$ ----	$ ----	$ ----	$24,229	$24,229
Federal Home Loan Bank advances	7,500	4,000	36,000	22,000	69,500
Operating leases	138	207	190	102	637
Deposits with stated maturity dates	652,751	46,624	26,129	13	725,517

	660,389	50,831	62,319	46,344	819,883
Other commitments:
Loan commitments	111,273	----	----	----	111,273
Standby letters of credit	4,212	----	----	----	4,212
Construction contracts	1,967	----	----	----	1,967

	117,452	----	----	----	117,452
Total contractual obligations and
Other commitments	$777,841	$50,831	$62,319	$46,344	$937,335

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

Loan Commitments. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for possible loan losses. Loan commitments outstanding at June 30, 2007 are included in the table above.

Standby Letters of Credit.  Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. The Company’s policies generally require that standby letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit outstanding at June 30, 2007 are included in the table above.

Capital and Liquidity

At June 30, 2007, stockholders’ equity totaled $79.86 million compared to $76.61 million at December 31, 2006. In addition to net income of $5.18 million, other significant changes in stockholders’ equity during six months ended June 30, 2007 included $1.28 million of dividends paid, reduction of retained earnings of  $0.25 million for change in accounting principle – Fin 48 and an increase of $0.122 million resulting from the amortization of the stock grant plan. The accumulated other comprehensive income (loss) component of stockholders’ equity totaled $(1,505) thousand at June 30, 2007 compared to $(975) thousand at December 31, 2006. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale. Under regulatory requirements, the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. Tier 1 capital consists of common stock and qualifying preferred stockholders’ equity less goodwill.  Tier 2 capital consists of certain convertible, subordinated and other qualifying debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets.  The Company has no Tier 2 capital other than the allowance for loan losses and gain on marketable equity securities.

Part I    (Continued)
Item 2    (Continued)

Using the capital requirements presently in effect, the Tier 1 ratio as of June 30, 2007 was 10.51 percent and total Tier 1 and 2 risk-based capital was 11.76 percent.  Both of these measures compare favorably with the regulatory minimum of 4 percent for Tier 1 and 8 percent for total risk-based capital.  The Company’s Tier 1 leverage ratio as of June 30, 2007 was 8.57 percent, which exceeds the required ratio standard of 4 percent.

For six months ended June 30, 2007, average capital was $78.6 million, representing 6.55 percent of average assets for the year.   This compares to 6.16 percent for six months ended June 30, 2006 and 6.20 percent for calendar year 2006.

The Company paid cash dividends of $0.1775 per common share during the first half of 2007, and a cash dividend of $0.1575 per common share during the first half of 2006, respectively.  This equates to a dividend payout ratio of 24.65 percent for first half  2007 compared to 22.83 percent for the same period a year ago.

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

The investment portfolio provides a ready means to raise cash if liquidity needs arise.  As of June 30 2007, the Company held $155 million in bonds (excluding FHLB stock), at current market value in the available for sale portfolio.  At December 31, 2006, the available for sale bond portfolio totaled $149 million.  Only marketable investment grade bonds are purchased.  Although most of the banks’ bond portfolios are encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for a sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it primarily determines the Company’s liquidity posture.  Colony had ratios of loans to deposits of 93.3 percent as of June 30, 2007 and 90.3 percent at December 31, 2006.  Management employs alternative funding sources when deposit balances will not meet loan demands.  The ratios of loans to all funding sources (excluding Subordinated Debentures) at June 30, 2007 and December 31, 2006 were 87.3 percent and 85.2 percent, respectively.  Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources.  The stability of the banks’ core deposit base is an important factor in Colony’s liquidity position.  A heavy percentage of the deposit base is comprised of accounts of individuals and small business with comprehensive banking relationships and limited volatility.  At June 30, 2007 and December 31, 2006, the banks had $349.4 million and $366 million in certificates of deposit of $100,000 or more.  These larger deposits represented 34.19 percent and 35.11 percent of respective total deposits.  Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed.  Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

Local market deposit sources proved insufficient to fund the strong loan growth trends at Colony over the past several years.  The Company supplemented deposit sources with brokered deposits.  As of June 30, 2007, the Company had $61.1 million, or 5.98 percent of total deposits, in brokered certificates of deposit attracted by external third parties.  Additionally, the banks use external wholesale or Internet services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed.

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

Part I   (Continued)
Item 2   (Continued)

Return on Assets and Stockholders’ Equity

The following table presents selected financial ratios for each of the periods indicated.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006

Return on Assets	0.91%	0.90%	0.86%	0.87%

Return on Equity	13.58%	14.80%	13.17%	14.10%

Dividend Payout	23.68%	22.22%	24.65%	22.83%

Avg. Equity to Avg. Assets	6.67%	6.24%	6.55%	6.16%

Dividends Declared	$0.09	$0.08	$0.18	$0.16

Future Outlook

Colony is an emerging company in an industry filled with nonregulated competitors and a rapid pace of consolidation.  The year brings with it new opportunities for growth in our existing markets, as well as opportunities to expand into new markets through acquisitions and denovo branching.  Entry into the MSA markets – Savannah, Albany, Columbus, Warner Robins, and Valdosta – will require multi-branch offices and the Company is presently looking for available real estate to purchase in those markets.  Presently Colony has secured real estate in the Savannah market and will likely begin construction of its second Savannah office in third quarter 2007.  Likewise, Colony has secured real estate in the Albany market for another office though no established date for construction has been set.

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

On April 2, 1998, the Company was listed on Nasdaq National Market.  The Company’s common stock trades on the Nasdaq Stock Market under the symbol “CBAN”.  The Company presently has approximately 2,143 shareholders as of June 30, 2007  “The Nasdaq Stock Market” or “Nasdaq” is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting and order execution systems.  This market also provides specialized automation services for screen-based negotiations of transactions, on-line comparison of transactions, and a range of informational services tailored to the needs of the securities industry, investors and issuers.  The Nasdaq Stock Market is operated by The Nasdaq Stock Market, Inc., a wholly-owned subsidiary of the National Association of Securities Dealers,  Inc.

Part I   (Continued)
Item 3

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

AVERAGE BALANCE SHEETS	Six Months Ended			Six Months Ended
	June 30, 2007			June 30, 2006
	Average	Income/	Yields/	Average	Income/	Yields/
($ in thousands)	Balances	Expense	Rates	Balances	Expense	Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Interest and fees
Taxable (1)	$935,774	$40,246	8.60%	$891,376	$35,454	7.95%
Investment Securities
Taxable	142,650	3,296	4.62%	120,757	2,474	4.10%
Tax-Exempt (2)	12,024	330	5.49%	6,861	188	5.48%
Total Investment Securities	154,674	3,626	4.69%	127,618	2,662	4.17%
Interest-Bearing Deposits	2,867	75	5.23%	2,448	54	4.41%
Federal Funds Sold	37,266	967	5.19%	43,052	996	4.63%
Interest-Bearing Other Assets	5,068	149	5.88%	5,262	128	4.87%
Total Interest-Earning Assets	$1,135,649	$45,063	7.94%	1,069,756	$39,294	7.35%
Non-interest-Earning Assets
Cash and Cash Equivalents	21,594			22,720
Allowance for Loan Losses	(12,473)			(11,320)
Other Assets	54,022			51,894
Total Noninterest-Earning Assets	63,143			63,294
Total Assets	$1,198,792			$1,133,050
Liabilities and Stockholders' Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$213,112	$2,269	2.13%	$214,560	$1,982	1.85%
Other Time	737,070	19,011	5.16%	675,123	14,194	4.20%
Total Interest-Bearing Deposits	950,182	21,280	4.48%	889,683	16,176	3.64%
Other Interest-Bearing Liabilities
Other Borrowed Money	59,083	1,315	4.45%	70,001	1,526	4.36%
Subordinated Debentures	24,947	985	7.90%	21,182	850	8.03%
Federal Funds Purchased	1,413	37	5.24%	685	16	4.67%
Total Other Interest-Bearing Liabilities	85,443	2,337	5.47%	91,868	2,392	5.21%
Total Interest-Bearing Liabilities	1,035,625	$23,617	4.56%	981,551	$18,568	3.78%
Noninterest-Bearing Liabilities and
Stockholders' Equity
Demand Deposits	76,053			73,622
Other Liabilities	8,534			8,126
Stockholders' Equity	78,580			69,751
Total Noninterest-Bearing Liabilities and Stockholders' Equity	163,167			151,499
Total Liabilities and Stockholders' Equity	$1,198,792			$1,133,050

Interest Rate Spread			3.38%			3.57%
Net Interest Income		$21,446			$20,726
Net Interest Margin			3.78%			3.87%

(1)
The average balance of loans includes the average balance of nonaccrual loans.  Income on such loans is recognized and recorded on the cash basis.  Taxable equivalent adjustments totaling $58 and $49 for six month periods ended June 30, 2007 and 2006, respectively, are included in tax-exempt interest on loans.

(2)
Taxable-equivalent adjustments totaling $112 and $64 for six month periods ended June 30, 2007  and 2006, respectively, are included in tax-exempt interest on investment securities.  The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

Part I    (Continued)
Item 3    (Continued)

Colony Bankcorp, Inc. and Subsidiary
Interest Rate Sensitivity

The following table is an analysis of the Company’s interest rate-sensitivity position at June 30, 2007.  The interest-bearing rate-sensitivity gap, which is the difference between interest-earning assets and interest-bearing liabilities by repricing period, is based upon maturity or first repricing opportunity, along with a cumulative interest rate-sensitivity gap.  It is important to note that the table indicates a position at a specific point in time and may not be reflective of positions at other times during the year or in subsequent periods.  Major changes in the gap position can be, and are, made promptly as market outlooks change.

	Assets and Liabilities Repricing Within

	3 Months	4 to 12		1 to 5	Over 5
	or Less	Months	1 Year	Years	Years	Total
($ in Thousands)

EARNING ASSETS:
Interest-Bearing Deposits	$2,199	$ ---	$2,199	$ ---	$ ---	$2,199
Federal Funds Sold	16,705	---	16,705	---	---	16,705
Investment Securities	14,397	14,163	28,560	107,694	19,118	155,372
Loans Held for Sale	380	---	380	---	---	380
Loans, Net of Unearned Income	428,014	199,801	627,815	313,218	12,020	953,053
Other Interest-Bearing Assets	5,465	---	5,465	---	---	5,465

Total Interest-Earning Assets	467,160	213,964	681,124	420,912	31,138	1,133,174

INTEREST-BEARING LIABILITIES:
Interest-Bearing Demand Deposits (1)	186,148	---	186,148	---	---	186,148
Savings (1)	35,009	---	35,009	---	---	35,009
Time Deposits	203,716	449,035	652,751	72,753	13	725,517
Other Borrowings (2)	4,000	6,500	10,500	40,000	19,000	69,500
Subordinated Debentures	24,229	---	24,229	---	---	24,229
Federal Funds Purchased	900	---	900	---	---	900

Total Interest-Bearing Liabilities	454,002	455,535	909,537	112,753	19,013	1,041,303

Interest Rate-Sensitivity Gap	13,158	(241,571)	(228,413)	308,159	12,125	91,871

Cumulative Interest-Sensitivity Gap	13,158	(228,413)	(228,413)	79,746	91,871

Interest Rate-Sensitivity Gap as a Percentage of Interest-Earning Assets	1.16%	(21.32%)	(20.16%)	27.19%	1.07%

Cumulative Interest Rate-Sensitivity as a Percentage of Interest-Earning Assets	1.16%	(20.16%)	(20.16%)	7.04%	8.11%

(1)	Interest-bearing Demand and Savings Accounts for repricing purposes are considered to reprice within 3 months or less.
(2)	Short-term borrowings for repricing purposes are considered to reprice within 3 months or less.

Part I   (Continued)
Item 3   (Continued)

The foregoing table indicates that we had a one year negative gap of ($228) million, or (20.16) percent of total assets at June 30, 2007.  In theory, this would indicate that at June 30, 2007, $228 million more in liabilities than assets would reprice if there were a change in interest rates over the next 365 days.  Thus, if interest rates were to increase, the gap would indicate a resulting decrease in net interest margin.  However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity.  In addition, the interest rate spread between an asset and our supporting liability can vary significantly while the timing of repricing of both the assets and our supporting liability can remain the same, thus impacting net interest income.  This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposits.

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

The Company is now utilizing SunTrust Asset/Liability Management Analysis for a more dynamic analysis of balance sheet structure.  The Company has established earnings at risk for net-interest income in a +/- 200 basis point rate shock to be no more than a fifteen percent decline.  The most recent analysis as of March 31, 2007 indicates that net interest income would deteriorate 5.24 percent with a 200 basis point decrease and would improve 3.02 percent with a 200 basis point increase.  The Company has established equity at risk in a +/- 200 basis points rate shock to be no more than a twenty percent decline.  The most recent analysis as of March 31, 2007 indicates that net economic value of equity percentage change would decrease 0.60 percent with a 200 basis point increase and would decrease 4.04 percent with a 200 basis point decrease.  The Company has established its one year gap to be 0.80 percent to 1.20 percent.  The most recent analysis as of March 31, 2007 indicates a one year gap of 0.89 percent.  The analysis suggests net interest margin compression  in a declining interest rate environment.  Given that interest rates are at or near its peak, the Company is focusing on areas to minimize margin compression in the future.  These include locking in more loans at a fixed rate versus a variable rate, minimizing dollars in Federal funds, extending out on the yield curve with investments, securing brokered certificates of deposit for terms less than one year and focusing on reduction of nonperforming assets.

Part I   (Continued)
Item 4   (Continued)

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (ANNUAL MEETING)

The annual meeting of the shareholders of the Company was held on April 24, 2007.  At the Annual Meeting of the Shareholders, proxies were solicited under Regulation 14 of the Securites and Exchange Act of 1934.  Total shares eligible to vote amounted to 7,204,925.  A total of 5,437,155.68 shares (75.46%) were represented by shareholders in attendance or by proxy.  The following directors were elected to serve one year until the next annual meeting:

	For	Against	Abstained

Morris Downing	5,335,330.47	101,825.21	---
Dan Minix	5,415,208.68	21,947.00	---
Sidney Ross	5,415,208.68	21,947.00	---
Jerry Harrell	5,388,652.68	48,503.00	---
Terry Hester	5,415,145.68	22,010.00	---
Terry Coleman	5,408,477.40	28,678.28	---
Gene Waldron	5,415,208.68	21,947.00	---
Bill Roberts	5,415,001.51	22,154.17	---
Al Ross	5,415,208.68	21,947.00	---
Charles Myler	5,415,001.51	22,154.17	---
Mark Massee	5,415,208.68	21,947.00	---

The Company also presented a second proposal to approve an amendment to the bylaws of the Company in order to be eligible for a Direct Registration Program for its common stock.  The amendment was approved by shareholder vote as follows:

For	Against	Abstained
5,331,941.07	40,647.00	64,567.60

ITEM 5 – OTHER INFORMATION

None

Part II   (Continued)
Item 6

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

/s/ Al D. Ross
Date:	August 6, 2007	Al D. Ross,
President and Chief Executive Officer

/s/ Terry L. Hester
Date:	August 6, 2007	Terry L. Hester,
Executive Vice President and Chief Financial Officer