Form 10-Q
period 2007-09-30
COLONY BANKCORP INC
filed 2007-11-07
CIK 711669

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR QUARTER ENDED SEPTEMBER 30, 2007	COMMISSION FILE NUMBER 0-12436

COLONY BANKCORP, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

GEORGIA	58-1492391
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

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

LARGE ACCELERATED FILER	ACCELERATED FILER ☒	NON ACCELERATED FILER

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE ACT).

YES                      NO   ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS	OUTSTANDING AT NOVEMBER 7, 2007
COMMON STOCK, $1 PAR VALUE	7,204,775

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

A.	CONSOLIDATED BALANCE SHEETS – SEPTEMBER 30, 2007 AND DECEMBER 31, 2006.

B.	CONSOLIDATED STATEMENTS OF INCOME – FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006.

C.	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006.

D.	CONSOLIDATED STATEMENTS OF CASH FLOWS – FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006.

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING SOLELY OF NORMAL RECURRING ADJUSTMENTS) NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2007 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

Part I (Continued)
Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
(DOLLARS IN THOUSANDS)

	September 30, 2007	December 31, 2006
ASSETS	(Unaudited)

Cash and Cash Equivalents
Cash and Due from Banks	$22,405	$27,231
Federal Funds Sold	17,129	45,149
	39,534	72,380
Interest-Bearing Deposits	3,616	3,076
Investment Securities
Available for Sale, at Fair Value	155,605	149,236
Held to Maturity, at Cost (Fair Value of $69 and $71, as of September 30, 2007 and December 31, 2006, Respectively)	69	71
	155,674	149,307

Federal Home Loan Bank Stock, at Cost	5,533	5,087
Loans	968,292	942,273
Allowance for Loan Losses	(13,821)	(11,989)
Unearned Interest and Fees	(405)	(501)
	954,066	929,783

Premises and Equipment	27,541	27,453
Other Real Estate	1,240	970
Goodwill	2,412	2,412
Other Intangible Assets	411	439
Other Assets	23,243	22,597
Total Assets	$1,213,270	$1,213,504

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest-Bearing	$74,158	$77,336
Interest-Bearing	944,597	965,110
	1,018,755	1,042,446
Borrowed Money
Federal Funds Purchased	476	1,070
Subordinated Debentures	29,384	24,229
Other Borrowed Money	73,600	61,500
	103,460	86,799

Other Liabilities	8,134	7,648
Commitments and Contingencies
Stockholders' Equity
Common Stock, Par Value $1 a Share, Authorized 20,000,000 Shares, Issued 7,204,775 and 7,189,937 Shares as of September 30, 2007 and December 31, 2006, Respectively	7,205	7,190
Paid-In Capital	24,503	24,257
Retained Earnings	52,019	46,417
Restricted Stock - Unearned Compensation	(343)	(278)
Accumulated Other Comprehensive Loss, Net of Tax	(463)	(975)
	82,921	76,611

Total Liabilities and Stockholders' Equity	$1,213,270	$1,213,504

The accompanying notes are an integral part of these statements.

Part I (Continued)
Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	9/30/2007	9/30/2006	9/30/2007	9/30/2006
Interest Income
Loans, Including Fees	$20,735	$19,665	$60,923	$55,070
Federal Funds Sold	237	462	1,204	1,458
Deposits with Other Banks	36	38	111	92
Investment Securities
U.S. Government Agencies	1,632	1,370	4,749	3,716
State, County and Municipal	136	95	407	274
Corporate Obligations and Asset-Backed Securities	79	43	205	116
Dividends on Other Investments	76	75	225	203
	22,931	21,748	67,824	60,929
Interest Expense
Deposits	10,853	9,762	32,133	25,938
Federal Funds Purchased	13	12	50	28
Borrowed Money	1,272	1,180	3,572	3,556
	12,138	10,954	35,755	29,522

Net Interest Income	10,793	10,794	32,069	31,407
Provision for Loan Losses	850	1,021	2,678	2,990
Net Interest Income After Provision for Loan Losses	9,943	9,773	29,391	28,417

Noninterest Income
Service Charges on Deposits	1,224	1,193	3,556	3,380
Other Service Charges, Commissions and Fees	218	207	703	625
Mortgage Fee Income	225	180	763	516
Securities Gains (Losses)	(2)	----	184	-----
Other	181	318	806	1,003
	1,846	1,898	6,012	5,524
Noninterest Expenses
Salaries and Employee Benefits	4,464	4,350	13,693	12,676
Occupancy and Equipment	1,025	1,047	3,036	3,035
Other	2,267	2,283	6,901	6,655
	7,756	7,680	23,630	22,366

Income Before Income Taxes	4,033	3,991	11,773	11,575
Income Taxes	1,414	1,369	3,978	4,034
Net Income	$2,619	$2,622	$7,795	$7,541
Net Income Per Share of Common Stock
Basic	$0.36	$0.36	$1.08	$1.05
Diluted	$0.36	$0.36	$1.08	$1.05
Cash Dividends Declared Per Share of Common Stock	$0.09	$0.08	$0.27	$0.24
Weighted Average Basic Shares Outstanding	7,193,603	7,181,894	7,187,586	7,176,186
Weighted Average Diluted Shares Outstanding	7,202,424	7,181,894	7,198,270	7,177,042

The accompanying notes are an integral part of these statements.

Part I (Continued)
Item 1 (Continued)

COLONY BANKCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	09/30/07	09/30/06	09/30/07	09/30/06

Net Income	$2,619	$2,622	$7,795	$7,541

Other Comprehensive Income, Net of Tax
Gains (Losses) on Securities Arising During the Year	1,040	1,209	633	242
Reclassification Adjustment	2	0	(121)	0

Unrealized Gains (Losses) on Securities	1,042	1,209	512	242

Comprehensive Income	$3,661	$3,831	$8,307	$7,783

The accompanying notes are an integral part of these statements.

Part I (Continued)
Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$7,795	$7,541
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation	1,391	1,441
Provision for Loan Losses	2,678	2,990
Securities Gains	(184)	----
Amortization and Accretion	428	573
(Gain) Loss on Sale of Other Real Estate and Repossessions	53	(111)
Gain on Sale of Equipment	(6)	---
Decrease (Increase) in Cash Surrender Value of Life Insurance	20	(106)
Other Prepaids, Deferrals and Accruals, Net	(692)	(732)
	11,483	11,596
CASH FLOWS FROM INVESTING ACTIVITIES
Federal Home Loan Bank Stock	(446)	(188)
Purchases of Investment Securities Available for Sale	(39,256)	(34,121)
Proceeds from Maturities, Calls, and Paydowns of
Investment Securities:
Available for Sale	16,786	18,545
Held to Maturity	8	9
Proceeds from Sale of Investment Securities
Available for Sale	16,985	---
Other Investments	---	(200)
Interest-Bearing Deposits in Other Banks	(542)	(1,521)
Net Loans to Customers	(29,526)	(84,190)
Purchase of Premises and Equipment	(1,730)	(3,328)
Other Real Estate and Repossessions	2,209	4,590
Proceeds from Sale of Premises and Equipment	258	5
Investment in Capital Trust	(434)	(155)
Liquidation of Statutory Trust	279	---
	(35,409)	(100,554)
CASH FLOWS FROM FINANCING ACTIVITIES
Noninterest-Bearing Customer Deposits	(3,178)	(6,745)
Interest-Bearing Customer Deposits	(20,513)	78,714
Federal Funds Purchased	(594)	---
Dividends Paid	(1,890)	(1,671)
Proceeds from Other Borrowed Money	41,100	35,500
Principal Payments on Other Borrowed Money	(29,000)	(42,226)
Proceeds from Issuance of Subordinated Debentures	14,434	5,155
Principal Payments on Subordinated Debentures	(9,279)	---
	(8,920)	68,727

Net Increase (Decrease) in Cash and Cash Equivalents	(32,846)	(20,231)
Cash and Cash Equivalents at Beginning of Period	72,380	79,062
Cash and Cash Equivalents at End of Period	$39,534	$58,831

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

Depreciation is charged to operations over the estimated useful lives of the assets. The estimated useful lives and methods of depreciation are as follows:

Description	Life in Years	Method

Banking Premises	15-40	Straight-Line and Accelerated
Furniture and Equipment	5-10	Straight-Line and Accelerated
Leasehold Improvements	5-20	Straight-Line and Accelerated

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

Part I (Continued)
Item 1 (Continued)

(1)    Summary of Significant Accounting Policies (Continued)

Goodwill and Intangible Assets (Continued)

Intangible assets consist of core deposit intangibles acquired in connection with a business combination.  The core deposit intangible is initially recognized based on a valuation performed as of the consummation date.  The core deposit intangible is amortized by the straight-line method over the average remaining life of the acquired customer deposits.  Amortization periods are reviewed annually in connection with the annual impairment testing of goodwill.

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

(2)    Cash and Due from Banks

Components of cash and balances due from banks are as follows as of September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
Cash on Hand and Cash Items	$8,746	$8,308
Noninterest-Bearing Deposits with Other Banks	13,659	18,923
	$22,405	$27,231

As of  September 30, 2007, the Banks had required deposits  of approximately $3,517 with the Federal Reserve that was satisfied with cash on hand.

(3)    Investment Securities

Investment securities as of September 30, 2007 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U.S. Government Agencies
Mortgage Backed	$95,783	$186	$(715)	$95,254
Other	41,306	147	(177)	41,276
State, County & Municipal	14,438	17	(136)	14,319
Corporate Obligations	3,777	--	(23)	3,754
Asset-Backed Securities	1,000	--	--	1,000
Marketable Equity Securities	2	--	--	2
	$156,306	$350	$(1,051)	$155,605
Securities Held to Maturity:
State, County and Municipal	$69	$--	$--	$69

The amortized cost and fair value of investment securities as of September 30, 2007, by contractual maturity, are shown hereafter.  Expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

Part I (Continued)
Item 1 (Continued)

	Securities
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in One Year or Less	$15,909	$15,821
Due After One Year Through Five Years	31,957	31,884
Due After Five Years Through Ten Years	8,628	8,623	$69	$69
Due After Ten Years	4,027	4,021	--	--
	60,521	60,349	69	69

Mortgage Backed Securities	95,783	95,254	--	--
Marketable Equity Securities	2	2	--	--
	$156,306	$155,605	$69	$69

Investment securities as of December 31, 2006 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U.S. Government Agencies
Mortgage Backed	$80,053	$107	$(1,124)	$79,036
Other	54,870	65	(569)	54,366
State, County & Municipal	11,840	36	(136)	11,740
Corporate Obligations	3,787	--	(42)	3,745
Marketable Equity Securities	163	193	(7)	349
	$150,713	$401	$(1,878)	$149,236

Securities Held to Maturity:
State, County and Municipal	$71	$--	$--	$71

Proceeds from the sale of investments available for sale during first nine months of 2007 totaled $16,985 compared to $0 for nine months of 2006.  The sale of investments available for sale during 2007 resulted in gross realized gains of $214 and gross realized losses of $30.

Investment securities having a carry value approximating $80,534 and $86,141 as of September 30, 2007 and December 31, 2006, respectively, were pledged to secure public deposits and for other purposes.

Information pertaining to securities with gross unrealized losses at September 30, 2007 and December 31, 2006 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

Part I (Continued)
Item 1 (Continued)

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

September 30, 2007
U.S. Government Agencies
Mortgage Backed	$21,210	$(75)	$45,367	$(640)	$66,577	$(715)
Other	--	--	24,941	(177)	24,941	(177)
State, County and Municipal	6,301	(83)	4,737	(53)	11,038	(136)
Corporate Obligations	984	(16)	997	(7)	1,981	(23)
	$28,495	$(174)	$76,042	$(877)	$104,537	$(1,051)

December 31, 2006
U.S. Government Agencies
Mortgage Backed	$11,989	$(55)	$52,140	$(1,070)	$64,129	$(1,125)
Other	5,462	(25)	31,033	(544)	36,495	(569)
State, County and Municipal	2,709	(69)	5,397	(67)	8,106	(136)
Corporate Obligations	1,750	(24)	995	(17)	2,745	(41)
Marketable Equity Securities	--	--	53	(7)	53	(7)
	$21,910	$(173)	$89,618	$(1,705)	$111,528	$(1,878)

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

At September 30, 2007, the debt securities with unrealized losses have depreciated 1.00 percent from the Company’s amortized cost basis.  These securities are guaranteed by either U.S. Government or other governments.  These unrealized losses relate principally to current interest rates for similar type of securities.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition.  As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

(4)    Loans

The composition of loans as of  September 30, 2007 and December 31, 2006 was as follows:

	September 30, 2007	December 31, 2006

Commercial, Financial and Agricultural	$60,742	$61,887
Real Estate – Construction	220,069	193,952
Real Estate – Farmland	44,869	40,936
Real Estate – Other	546,212	549,601
Installment Loans to Individuals	74,358	76,930
All Other Loans	22,042	18,967
	$968,292	$942,273

Nonaccrual loans are loans for which principal and interest are doubtful of collection in accordance with original loan terms and for which accruals of interest have been discontinued due to payment delinquency.  Nonaccrual loans totaled $6,087 and $8,069 as of
September 30, 2007 and December 31, 2006, respectively and total recorded investment in loans past due 90 days or more and still accruing interest approximated $32 and $9, respectively.

Part I (Continued)
Item 1 (Continued)

(5)    Allowance for Loan Losses

Transactions in the allowance for loan losses are summarized below for nine months ended September 30, 2007 and
September 30, 2006 as follows:

	September 30, 2007	September 30, 2006

Balance, Beginning	$11,989	$10,762
Provision Charged to Operating Expenses	2,678	2,990
Loans Charged Off	(1,971)	(2,021)
Loan Recoveries	1,125	577

Balance, Ending	$13,821	$12,308

(6)    Premises and Equipment

Premises and equipment are comprised of the following as of September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006

Land	$7,799	$7,414
Building	20,987	20,886
Furniture, Fixtures and Equipment	12,613	12,060
Leasehold Improvements	994	994
Construction in Progress	108	114
	42,501	41,468

Accumulated Depreciation	(14,960)	(14,015)
	$27,541	$27,453

Depreciation charged to operations totaled $1,391 and $1,441 for September 30, 2007 and September 30, 2006, respectively.

Certain Company facilities and equipment are leased under various operating leases.  Rental expense approximated $273 and $243 for nine months ended September 30, 2007 and September 30, 2006, respectively.

(7)    Goodwill and Intangible Assets

The following is an analysis of the goodwill and core deposit intangible asset activity for the nine months ended September 30, 2007 and September 30, 2006:

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006

Goodwill
Balance, Beginning	$2,412	$2,412
Goodwill Acquired	--	--
Balance, Ending	$2,412	$2,412

Net Core Deposit, Intangible
Balance, Beginning	$439	$520
Amortization Expense	(28)	(72)
Balance, Ending	$411	$448

Part I (Continued)
Item 1 (Continued)

(7)    Goodwill and Intangible Assets (Continued)

The following table reflects the expected amortization for the core deposit intangible at September 30, 2007:

2007	$9
2008	36
2009	36
2010	36
2011 and thereafter	294
$411

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

(9)    Deposits

The aggregate amount of overdrawn deposit accounts reclassified as loan balances totaled $1,370 and $839 as of September 30, 2007 and December 31, 2006.

Components of interest-bearing deposits as of  September 30, 2007 and December 31, 2006 are as follows:

	September 30, 2007	December 31, 2006

Interest-Bearing Demand	$177,688	$185,769
Savings	33,335	33,305
Time, $100,000 and Over	360,549	366,041
Other Time	373,025	379,995
	$944,597	$965,110

At September 30, 2007 and December 31, 2006, the Company had brokered deposits of $66,171 and $72,682 respectively.  The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $100,000 was approximately $328,031 and $328,788 as of  September 30, 2007 and December 31, 2006, respectively.

As of  September 30, 2007 and December 31, 2006,  the scheduled maturities of certificates of deposits are as follows:

Maturity	September 30, 2007	December 31, 2006
One Year and Under	$664,101	$663,217
One to Three Years	49,096	54,524
Three Years and Over	20,377	28,295
	$733,574	$746,036

(10)    Other Borrowed Money

Other borrowed money at September 30, 2007 and December 31, 2006 is summarized as follows:

	September 30, 2007	December 31, 2006
Federal Home Loan Bank Advances	$73,500	$61,500
The Banker’s Bank Note Payable	100	--
	$73,600	$61,500

Part I (Continued)
Item 1 (Continued)

(10)    Other Borrowed Money (Continued)

Advances from the Federal Home Loan Bank (FHLB) have maturities ranging from 2008 to 2019 and interest rates ranging from 2.74 percent to 5.93 percent.  Under the Blanket Agreement for Advances and Security Agreement with the FHLB, residential first mortgage loans and cash balances held by the FHLB are pledged as collateral for the FHLB advances outstanding.  At September 30, 2007, the Company had available line of credit commitments totaling $88,231, of which $14,731 was available.

The Banker’s Bank Note Payable originated on February 15, 2007 as a line of credit with funds available of $1,000 at a rate of The Wall Street Prime minus 0.75 percent.  Interest payments are due monthly with the entire balance due February 14, 2008. The debt is secured by all furniture, fixtures, equipment and software of Colony Management Services.  Colony Bankcorp, Inc. guarantees the debt.  As of September 30, 2007, $900 was available on the line of credit.

The aggregate stated maturities of  other borrowed money at September 30, 2007 are as follows:

Year	Amount
2007	$0
2008	9,600
2009	0
2010	1,000
2011 and Thereafter	63,000
$73,600

The Company also has available federal funds lines of credit with various financial institutions totaling $47,300, of which $476 was outstanding at September 30, 2007.

(11)    Subordinated Debentures (Trust Preferred Securities)

During the fourth quarter of 2002, the Company formed a second subsidiary whose sole purpose was to issue $5,000 in Trust Preferred Securities through a pool sponsored by FTN Financial Capital Markets.  The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions.  At September 30, 2007 the floating-rate securities had a 8.45 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 3.25 percent.

During the second quarter of 2004, the Company formed a third subsidiary whose sole purpose was to issue $4,500 in Trust Preferred Securities through a pool sponsored by FTN Financial Capital Markets.  The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions.  At September 30, 2007, the floating rate securities had a 8.37 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 2.68 percent.

During the second quarter of 2006, the Company formed a fourth subsidiary whose sole purpose was to issue $5,000 in Trust Preferred Securities through a pool sponsored by SunTrust Capital Markets.  The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions.  At September 30, 2007 the floating-rate securities had a 6.73 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 1.50 percent.

During the first quarter of 2007, the Company formed a fifth subsidiary whose sole purpose was to issue $9,000 in Trust Preferred
Securities through a pool sponsored by Trapeza Capital Management, LLC.  The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions.  At September 30, 2007, the floating-rate securities had a 6.88 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 1.65 percent.  Proceeds from this issuance were used to payoff the trust preferred securities with the first subsidiary formed in March 2002 as the Company exercised its option to call.

During the third quarter of 2007, the Company formed a sixth subsidiary whose sole purpose was to issue $5,000 in Trust Preferred Securities through a pool sponsored by Trapeza Capital Management, LLC.  The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions.  At September 30, 2007, the floating-rate securities had a 7.10 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 1.40 percent.  Proceeds from this issuance will be used to payoff the trust preferred securities with the second subsidiary formed in December 2002 as the Company exercises its option to call in December 2007.

Part I (Continued)
Item 1 (Continued)

(11)    Subordinated Debentures (Trust Preferred Securities) (Continued)

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

(12)    Restricted Stock – Unearned Compensation

In 1999, the board of directors of Colony Bankcorp, Inc. adopted a restricted stock grant plan which awards certain executive officers common shares of the Company.  The maximum number of shares (split-adjusted) which may be subject to restricted stock awards is 64,701.  During 2000 – 2007, 75,803 split-adjusted shares were issued under this plan and since the plan’s inception, 11,539 shares have been forfeited; thus, remaining shares which may be subject to restricted stock awards are 437 at September 30, 2007.  The shares are recorded at fair market value (on the date granted) as a separate component of stockholders’ equity.  The cost of these shares is being amortized against earnings using the straight-line method over three years (the restriction period.)

In April 2004, the stockholders of Colony Bankcorp, Inc. adopted a restricted stock grant plan which awards certain executive officers common shares of the Company.  The maximum number of shares which may be subject to restricted stock awards (split-adjusted) is 143,500.  During 2006 - 2007, 20,155 shares were issued under this plan and since the plan’s inception 2,198 shares have been forfeited, thus remaining shares which may be subject to restricted stock awards are 125,543 at September 30, 2007.  The shares are recorded at fair market value (on the date granted) as a separate component of stockholders’ equity.  The cost of these shares is being amortized against earnings using the straight-line method over three years (the restriction period).

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

At September 30, 2007 and December 31, 2006 the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	September 30, 2007	December 31, 2006

Loan Commitments	$102,185	$105,165
Standby Letters of Credit	3,679	3,279

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

Part I (Continued)
Item 1 (Continued)

(14)    Commitments and Contingencies (Continued)

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

Purchase Commitments.  As of September 30, 2007, the Company had an outstanding commitment of approximately $1,967 to construct and furnish an office in Savannah.  No draws have been advanced as of September 30, 2007.

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

Liabilities accrued under the plans totaled $1,172 and $1,108 as of September 30, 2007 and December 31, 2006, respectively.  Benefit payments under the contracts were $140 and $127 for the nine month period ended September 30, 2007 and September 30, 2006, respectively.   Provisions charged to operations totaled $205 and $109 for the nine month period ended September 30, 2007 and
September 30, 2006, respectively.

Fee income recognized with deferred compensation plans totaled $104 and $106 for nine month period ended September 30, 2007 and
September 30, 2006, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  The amounts and ratios as defined in regulations are presented hereafter.  Management believes, as of September 30, 2007, the Company meets all capital adequacy requirements to which it is subject under the regulatory framework for prompt corrective action.  In the opinion of management, there are no conditions or events since prior notification of capital adequacy from the regulators that have changed the institution’s category.

Part I (Continued)
Item 1 (Continued)

(16)    Regulatory Capital Matters (Continued)

The following table summarizes regulatory capital information as of September 30, 2007 and December 31, 2006 on a consolidated basis and for each significant subsidiary, as defined.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2007

Total Capital to Risk-Weighted Assets
Consolidated	$121,355	12.36%	$78,584	8.00%	$98,230	10.00%
Fitzgerald	19,675	12.60	12,491	8.00	15,614	10.00
Ashburn	29,859	11.05	21,612	8.00	27,014	10.00
Worth	15,463	10.82	11,434	8.00	14,299	10.00
Southeast	21,530	11.12	15,555	8.00	19,444	10.00
Quitman	12,750	11.90	8,572	8.00	10,715	10.00

Tier 1 Capital to Risk-Weighted Assets
Consolidated	$108,356	11.03%	$39,292	4.00%	$58,938	6.00%
Fitzgerald	17,720	11.35	6,246	4.00	9,369	6.00
Ashburn	26,473	9.80	10,806	4.00	16,209	6.00
Worth	13,669	9.56	5,720	4.00	8,579	6.00
Southeast	19,223	9.93	7,777	4.00	11,666	6.00
Quitman	11,409	10.65	4,286	4.00	6,429	6.00

Tier 1 Capital to Average Assets
Consolidated	$108,356	9.02%	$48,070	4.00%	$60,087	5.00%
Fitzgerald	17,720	8.97	7,902	4.00	9,878	5.00
Ashburn	26,473	7.93	13,353	4.00	16,692	5.00
Worth	13,669	7.71	7,088	4.00	8,860	5.00
Southeast	19,223	9.40	8,179	4.00	10,223	5.00
Quitman	11,409	7.89	5,782	4.00	7,228	5.00

Part I (Continued)
Item 1 (Continued)

(16)    Regulatory Capital Matters (Continued)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006

Total Capital to Risk-Weighted Assets
Consolidated	$110,304	11.50%	$76,710	8.00%	$95,887	10.00%
Fitzgerald	18,697	11.33	13,206	8.00	16,508	10.00
Ashburn	28,908	10.77	21,464	8.00	26,830	10.00
Worth	14,618	11.02	10,610	8.00	13,262	10.00
Southeast	20,091	10.76	14,934	8.00	18,667	10.00
Quitman	12,183	11.65	8,367	8.00	10,458	10.00

Tier 1 Capital to Risk-Weighted Assets
Consolidated	$98,235	10.24%	$38,355	4.00%	$57,532	6.00%
Fitzgerald	16,567	10.04	6,603	4.00	9,905	6.00
Ashburn	25,551	9.52	10,732	4.00	16,098	6.00
Worth	12,958	9.77	5,305	4.00	7,957	6.00
Southeast	17,981	9.63	7,467	4.00	11,200	6.00
Quitman	10,985	10.50	4,183	4.00	6,275	6.00

Tier 1 Capital to Average Assets
Consolidated	$98,235	8.17%	$48,087	4.00%	$60,109	5.00%
Fitzgerald	16,567	8.07	8,207	4.00	10,259	5.00
Ashburn	25,551	7.68	13,306	4.00	16,632	5.00
Worth	12,958	7.44	6,969	4.00	8,711	5.00
Southeast	17,981	8.52	8,445	4.00	10,556	5.00
Quitman	10,985	7.78	5,647	4.00	7,059	5.00

Part I (Continued)
Item 1 (Continued)

(17)    Financial Information of Colony Bankcorp, Inc. (Parent Only)

The parent company’s balance sheets as of September 30, 2007 and December 31, 2006 and the related statements of income and comprehensive income and cash flows are as follows:

COLONY BANKCORP, INC. (PARENT ONLY)
BALANCE SHEETS
SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

ASSETS	September 30, 2007	December 31, 2006
	(Unaudited)	(Audited)

Cash	$7,884	$2,224
Premises and Equipment, Net	1,256	1,273
Investment in Subsidiaries, at Equity	102,929	97,270
Other	1,187	999

Totals Assets	$113,256	$101,766

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Dividends Payable	$666	$611
Other	285	315
	951	926
Subordinated Debt	29,384	24,229

Stockholders’ Equity
Common Stock, Par Value $1 a Share; Authorized 20,000,000Shares, Issued 7,204,775 and 7,189,937 Shares as of September 30, 2007 and December 31, 2006, Respectively	7,205	7,190
Paid-In Capital	24,503	24,257
Retained Earnings	52,019	46,417
Restricted Stock - Unearned Compensation	(343)	(278)
Accumulated Other Comprehensive Loss, Net of Tax	(463)	(975)
	82,921	76,611

Total Liabilities and Stockholders' Equity	$113,256	$101,766

Part I (Continued)
Item 1 (Continued)

(17)    Financial Information of Colony Bankcorp, Inc. (Parent Only) (Continued)

COLONY BANKCORP, INC. (PARENT ONLY)
STATEMENT OF INCOME AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006
(UNAUDITED)

	SEPTEMBER 30, 2007	SEPTEMBER 30, 2006

Income
Dividends from Subsidiaries	$4,544	$5,108
Other	130	79
	4,674	5,187
Expenses
Interest	1,468	1,415
Salaries and Employee Benefits	793	806
Other	731	589
	2,992	2,810

Income Before Taxes and Equity in Undistributed Earnings of Subsidiaries	1,682	2,377
Income Tax (Benefits)	(875)	(788)

Income Before Taxes and Equity in Undistributed Earnings of Subsidiaries	2,557	3,165
Equity in Undistributed Earnings of Subsidiaries	5,238	4,376

Net Income	7,795	7,541

Other Comprehensive Income, Net of Tax
Gains (Losses) on Securities Arising During Year	633	242
Reclassification Adjustment	(121)	0

Unrealized Gains (Losses) in Securities	512	242

Comprehensive Income	$8,307	$7,783

Part I (Continued)
Item 1 (Continued)

(17)    Financial Information of Colony Bankcorp, Inc. (Parent Only) (Continued)

COLONY BANKCORP, INC. (PARENT ONLY)
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006
(UNAUDITED)

	2007	2006
Cash Flows from Operating Activities
Net Income	$7,795	$7,541
Adjustments to Reconcile Net Income to Net Cash Provided from Operating Activities
Depreciation and Amortization	252	229
Equity in Undistributed Earnings of Subsidiary	(5,238)	(4,376)
Other	(214)	(178)
	2,595	3,216
Cash Flows from Investing Activities
Capital Infusion in Subsidiary	--	(2,500)
Purchases of Premises and Equipment	(45)	(50)
Investment in Capital Trust	(434)	(155)
Liquidation of Statutory Trust	279	---
	(200)	(2,705)
Cash Flows from Financing Activities
Dividends Paid	(1,890)	(1,671)
Principal Payments on Other Borrowed Money	--	(2,500)
Proceeds from Issuance of Subordinated Debentures	14,434	5,155
Principal Payment on Subordinated Debentures	(9,279)	---
	3,265	984

Net Increase in Cash	5,660	1,495

Cash, Beginning	2,224	229

Cash, Ending	$7,884	$1,724

Part I (Continued)
Item 1 (Continued)

(18)    Earnings Per Share

SFAS No. 128 establishes standards for computing and presenting basic and diluted earnings per share.  Basic earnings per share is calculated and presented based on income available to common stockholders divided by the weighted average number of shares outstanding during the reporting periods.  Diluted earnings per share reflects the potential dilution of restricted stock.  The following presents earnings per share for the three months and nine months ended September 30, 2007 and 2006, respectively, under the requirements of Statement 128:

	Three Months Ended			Three Months Ended
	September 30, 2007			September 30, 2006

	Income Numerator	Common Shares Denominator	EPS	Income Numerator	Common Shares Denominator	EPS

Basic EPS
Income Available to Common Stockholders	$2,619	7,194	$0.36	$2,622	7,182	$0.36

Dilutive Effect of Potential Common Stock
Restricted Stock		8			0

Diluted EPS
Income Available to Common Stockholders After Assumed Conversions of Dilutive Securities	$2,619	7,202	$0.36	$2,622	7,182	$0.36

	Nine Months Ended			Nine Months Ended
	September 30, 2007			September 30, 2006

	Income Numerator	Common Shares Denominator	EPS	Income Numerator	Common Shares Denominator	EPS

Basic EPS
Income Available to Common Stockholders	$7,795	7,188	$1.08	$7,541	7,176	$1.05

Dilutive Effect of Potential Common Stock
Restricted Stock		10			1

Diluted EPS
Income Available to Common Stockholders After Assumed Conversions of Dilutive Securities	$7,795	7,198	$1.08	$7,541	7,177	$1.05

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

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of

Part I (Continued)
Item 2 (Continued)

Steptember 30, 2007 and December 31, 2006, and results of operations for each of three months and nine months in the periods ended September 30, 2007 and 2006.  This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 34 percent federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.

Dollar amounts in tables are stated in thousands, except for per share amounts.

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense.  Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on interest earning assets and the rate paid on interest-bearing liabilities.  Thus, the key performance for net interest income is the net interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets.  Net income totaled $2.62 million, or $0.36 diluted per common share, in three months ended September 30, 2007 compared to $2.62 million, or $0.36 diluted per common share, in three months ended
September 30, 2006 and net income totaled $7.80 million or $1.08 diluted per common share in nine months ended
September 30, 2007 compared to $7.54 million, or $1.05 diluted per common share in nine months ended September 30, 2006.

Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2007	2006	2007	2006

Taxable-equivalent net interest income	$10,885	$10,866	$32,331	$31,592
Taxable-equivalent adjustment	92	72	262	185

Net interest income	10,793	10,794	32,069	31,407
Provision for possible loan losses	850	1,021	2,678	2,990
Noninterest income	1,846	1,898	6,012	5,524
Noninterest expense	7,756	7,680	23,630	22,366

Income before income taxes	4,033	3,991	11,773	11,575
Income Taxes	1,414	1,369	3,978	4,034

Net income	$2,619	$2,622	$7,795	$7,541

Basic per common share:
Net income	$0.36	$0.36	$1.08	$1.05
Diluted per common share:
Net income	$0.36	$0.36	$1.08	$1.05
Return on average assets:
Net income	0.87%	0.90%	0.87%	0.88%
Return on average equity:
Net income	12.87%	14.45%	13.07%	14.22%

Net income for three months ended September 30, 2007 decreased $.003 million, or .11 percent compared to the same period in 2006.  The decrease was primarily the result of a decrease of $0.052 million in non-interest income, an increase of $0.076 million in non-interest expense and an increase of $0.045 million in income taxes.  This was offset by a decrease of $0.171 million in provision for possible loan losses.

Part I (Continued)
Item 2 (Continued)

Net income for nine months ended September 30, 2007 increased $0.254 million, or 3.37 percent, compared to the same period in 2006.  The increase was primarily the result of an increase of $0.662 million in net interest income, an increase of $0.488 in noninterest income, a decrease of $0.312 million in provision for possible loan losses and a decrease of $0.056 million in income taxes.  This was offset by an increase of $1.264 million in noninterest expense.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 84.21 percent of total revenue for nine months ended September 30, 2007 and 85.04 percent for the same period a year ago.

Net interest margin is the taxable-equivalent net interest income as a percentage of average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Company’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, began 2001 at 9.50 percent and decreased 475 basis points during 2001 to end the year at 4.75 percent.  During 2002, the prime rate decreased 50 basis points to end the year at 4.25 percent.  During 2003, the prime rate decreased 25 basis points to end the year at 4.00 percent.  During 2004, the prime rate increased 125 basis points to end the year at 5.25 percent and during 2005, the prime rate increased 200 basis points to end the year at 7.25 percent.  During 2006, the prime rate increased 100 basis points to end the year at 8.25 percent.   The federal funds rate moved similar to prime rate with interest rates of 1.75 percent, 1.25 percent , 1.00 percent, 2.25 percent and 4.25 percent, respectively, as of year-end 2001, 2002, 2003, 2004 and 2005.  During 2006, the federal funds rate increased 100 basis points to end the year at 5.25 percent.  During the third quarter 2007, the federal funds rate decreased 50 basis points to the current level of 4.75 percent.  It is anticipated the Federal Reserve will pause with another possible decrease at year-end.

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

Part I (Continued)
Item 2 (Continued)

Rate/Volume Analysis

The rate/volume analysis presented hereafter illustrates the change from September 30, 2006 to September 30, 2007 for each component of the taxable equivalent net interest income separated into the amount generated through volume changes and the amount generated by changes in the yields/rates.

	Changes from September 30, 2006 to September 30, 2007 (1)
($ in thousands)	Volume	Rate	Total

Interest Income
Loans, Net-taxable	$2,490	$3,368	$5,858

Investment Securities
Taxable	594	524	1,118
Tax-exempt	211	(2)	209
Total Investment Securities	805	522	1,327

Interest-Bearing Deposits in other Banks	12	7	19

Federal Funds Sold	(349)	95	(254)

Other Interest - Earning Assets	1	21	22
Total Interest Income	2,959	4,013	6,972

Interest Expense
Interest-Bearing Demand and Savings Deposits	32	391	423
Time Deposits	1,353	4,419	5,772

Federal Funds Purchased	21	1	22
Subordinated Debentures	171	(71)	100
Other Borrowed Money	(111)	27	(84)

Total Interest Expense	1,466	4,767	6,233
Net Interest Income	$1,493	$(754)	$739

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

The Company maintains about 38.5 percent of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years. The liabilities to fund assets are primarily in short term certificate of deposits that mature within one year. This balance sheet composition has allowed the Company to be relatively constant with its net interest margin the past several years, though the unprecedented 475 basis point decrease by U.S. Federal Reserve in 2001, 50 basis point decrease in 2002 and 25 basis point decrease in 2003 resulted in significant net interest margin pressure. During 2004 and 2005, interest rates increased 125 basis points and 200 basis points respectively, while another 100 basis point increase occurred during 2006, resulting in stable net interest margins during second quarter 2007.  The Federal Reserve decreased rates 50 basis points during third quarter resulting in pressure on net interest margins again.  Net interest margin decreased to 3.79 percent for nine months ended September  30, 2007 compared to 3.89 percent for the same period a year ago. We anticipate continued margin compression for 2007 given the Federal Reserve’s present interest rate forecast of neutral to easing for the balance of 2007.

Taxable-equivalent net interest income for nine months ended September 30, 2007 increased $0.74 million, or 2.34 percent compared to the same period a year ago. The fluctuation between the comparable periods resulted from the positive impact of growth in the average volume of earning assets that was partially offset by the negative impact of increasing average interest rates. The average volume of earning assets during nine months ended September 30, 2007 increased almost $55.4 million compared to the same period a year ago while over the same period the net interest margin decreased by 10 basis points from 3.89 percent to 3.79 percent.  Growth in average earning assets during 2007 and 2006 was primarily in loans.  The decrease in the net interest margin in 2007 was primarily the result of the general increase in market interest rates and the inverted yield curve.

The average volume of loans increased $40.7 million in nine months ended September 30, 2007 compared to the same period a year ago.  The average yield on loans increased 47 basis points in nine months ended September 30, 2007 compared to the same period a year ago. Funding for this growth was primarily provided by deposit growth. The average volume of deposits increased $45.9 million in nine months ended September 30, 2007 compared to the same period a year ago. Interest-bearing deposits made up 94 percent of the growth in average deposits in nine months ended September 30, 2007. Accordingly, the ratio of average interest-bearing deposits to total average deposits was 92.6 percent in nine months ended September 30, 2007 compared to 92.5 percent in the same period a year ago.  This deposit mix, combined with a general increase in market rates, had the effect of (i) increasing the average cost of total deposits by 65 basis points in nine months ended September 30, 2007 compared to the same period a year ago and, (ii) mitigating a portion of the impact of increasing yields on earning assets.

The Company’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.38 percent in nine months ended September 30, 2007 compared to 3.57 percent in the same period a year ago. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $2.68 million in nine months ended
September 30, 2007 compared to $2.99 million in the same period a year ago.   See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Part I (Continued)
Item 2 (Continued)

NonInterest Income
The components of noninterest income were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006

Service Charges on Deposit Accounts	$1,224	$1,193	$3,556	$3,380
Other Charges, Commissions and Fees	218	207	703	625
Other	181	318	806	1,003
Mortgage Fee Income	225	180	763	516
Securities Gains (Losses)	(2)	--	184	--

Total	$1,846	$1,898	$6,012	$5,524

Total noninterest income for three months ended September 30, 2007 decreased $52 thousand, or 2.74 percent compared to the same period a year ago. Total noninterest income for nine months ended September 30, 2007 increased $488 thousand, or 8.83 percent, compared to the same year ago period.  Growth in both periods was primarily in service charges on deposit accounts, mortgage fee income and securities gains.  Changes in these items and the other components of noninterest income are discussed in more detail below.

Service Charges on Deposit Accounts.  Service charges on deposit accounts for three months ended September 30, 2007 increased $31  thousand, or 2.60 percent, compared to the same period a year ago.   Service charges on deposit accounts for the nine months ended September 30, 2007 increased $176 thousand, or 5.21 percent, compared to the same year ago period.  The increase was primarily due to an increase in overdraft fees, which was mostly related to consumer and commercial checking accounts.

Mortgage Fee Income.  Mortgage fee income for three months ended September 30, 2007 increased $45 thousand, or 25.0 percent, compared to the same period year ago.   Mortgage fee income for nine months ended September 30, 2007 increased $247 thousand, or 47.87 percent, compared to the same year ago period.  The company anticipates fee income to continue to show an  increase over the previous year due to the Company’s focus on generating mortgage fee income.

All Other Noninterest Income.  Other charges, commissions and fees and other income for three months ended September 30, 2007 decreased $126 thousand, or 24.00 percent, compared to the same period a year ago.  The significant decrease was premiums on the sale of SBA loans which decreased to $17 thousand for three months ended September 30, 2007 from $170 thousand for the same period a year ago.  Other charges, commissions and fees and other income for nine months ended September 30, 2007 decreased $119  thousand, or 7.3 percent, compared to the same year ago period.  Significant changes included a decrease in premiums on the sale of SBA loans which decreased to $138 thousand from $430 thousand in nine months ended September 30, 2007 offset by an increase in the gain realized from unwinding FHLB advances of $59 thousand from no gain in nine months ended September 30, 2006 and proceeds realized from life insurance death benefit claim of $101 thousand compared to no benefit in nine months ended September 30, 2006.

Securities Gains.  The Company realized losses from the sale of securities of $2 thousand in third quarter 2007 and gains of $186 thousand in first and second quarter 2007.  The Company was able to reposition it’s balance sheet to realize higher yields on the investment securities that were sold.

Noninterest Expense

The components of noninterest expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006

Salaries and Employee Benefits	$4,464	$4,350	$13,693	$12,676
Occupancy and Equipment	1,025	1,047	3,036	3,035
Other	2,267	2,283	6,901	6,655

Total	$7,756	$7,680	$23,630	$22,366

Part I (Continued)
Item 2 (Continued)

Total noninterest expense for three months ended September 30, 2007 increased $76 thousand, or 0.99 percent, compared to the same period a year ago. Total noninterest expense for nine months ended September 30, 2007 increased $1.264 million, or 5.65 percent, compared to the same period a year ago.  These items and the changes in the various components of noninterest expense are discussed in more detail below.

Salaries and Employee Benefits.  Salaries and employee benefits expense for three months ended September 30, 2007 increased $114 thousand, or 2.62 percent, compared to the same period a year ago.  Salaries and employee benefits expense for the nine  months ended September 30, 2007 increased $1.017 million, or 8.02 percent, compared to the same year ago period.  The  increase is primarily related to increases in headcount as a result of new offices with the Company’s denovo branch expansions.  Merit increases, increased insurance premiums and additional staffing  for back office support also added to the increased personnel expense.

Occupancy and Equipment.  Occupancy and equipment expense has remained relatively flat in both periods with a decrease of $22 thousand for three months ended September 30, 2007 compared to the same year ago period and an increase of $1 thousand for nine months ended September 30, 2007 compared to the same year ago period.

All Other Non-Interest Expense.  All other noninterest expense for three months ended September 30, 2007 decreased $16 thousand, or 0.70 percent compared to the same year ago period.  All other noninterest expense for nine months ended September 30, 2007 increased $246 thousand, or 3.70 percent compared to the same year ago period.  This increase is primarily attributable to amortization of trust preferred securities placement fees increasing to $193 thousand for nine months ended September 30, 2007 compared to $23 thousand in the same period a year ago and one-time reserve of $100 thousand for deferred compensation benefits due beneficiaries upon the death of an emeritus director.

Sources and Uses of Funds

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the assets in which those funds are invested as a percentage of the Company’s average total assets for the period indicated. Average assets totaled $1.201 billion in nine months ended September 30, 2007 compared to $1.146 billion in nine months ended September 30, 2006.

	Nine Months Ended
	September 30,
Source of Funds:	2007		2006
Deposits:
Noninterest–Bearing	$75,553	6.29%	$72,811	6.36%
Interest-Bearing	946,877	78.86	903,759	78.87
Federal Funds Purchased	1,258	0.11	717	0.06
Long-term Debt and Other Borrowings	88,693	7.39	89,310	7.79
Other Noninterest-Bearing Liabilities	8,818	0.73	8,551	0.75
Equity Capital	79,518	6.62	70,705	6.17
Total	$1,200,717	100.00%	$1,145,853	100.00%

Uses of Funds:
Loans	$930,538	77.50%	$891,046	77.76%
Securities	155,658	12.96	131,674	11.49
Federal Funds Sold	30,762	2.56	40,444	3.53
Interest-Bearing Deposits in Other Banks	2,943	0.25	2,612	0.23
Other Interest-Earning Assets	5,233	0.44	5,219	0.46
Other Noninterest-Earning Assets	75,583	6.29	74,858	6.53
Total	$1,200,717	100.00%	$1,145,853	100.00%

Part I (Continued)
Item 2 (Continued)

Deposits continue to be the Company’s primary source of funding.  Over the comparable periods, the relative mix of deposits continues to be high in interest-bearing deposits.  Interest-bearing deposits totaled 92.61 percent of total average deposits in nine  months ended September 30, 2007 compared to 92.54 percent in the same period a year ago.

The Company primarily invests funds in loans and securities.  Loans continue to be the largest component of the Company’s mix of invested assets.  Total loans were $968 million at September 30, 2007, up 2.76 percent, compared to loans of $942 million at December 31, 2006.  See additional discussion regarding the Company’s loan portfolio in the section captioned “Loans” included elsewhere in this discussion.  The majority of funds provided by deposit growth have been invested in loans.

Loans

The following table presents the composition of the Company’s loan portfolio as of September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006

Commercial, Financial and Agricultural	$60,742	$61,887
Real Estate
Construction	220,069	193,952
Mortgage, Farmland	44,869	40,936
Mortgage, Other	546,212	549,601
Consumer	74,358	76,930
Other	22,042	18,967
	968,292	942,273
Unearned Interest and Fees	(405)	(501)
Allowance for Loan Losses	(13,821)	(11,989)

Loans	$954,066	$929,783

The following table presents total loans as of September 30, 2007 according to maturity distribution and/or repricing opportunity on adjustable rate loans:

Maturity and Repricing Opportunity	($ in Thousands)

One Year or Less	$654,734
After One Year through Three Years	250,943
After Three Years through Five Years	51,981
Over Five Years	10,634
$968,292

Overview. Loans totaled $968 million at September 30, 2007, up 2.76 percent from December 31, 2006 loans of $942 million.  The majority of the Company’s loan portfolio is comprised of the real estate loans-other, real estate construction and installment loans to individuals.  Real estate-other, which is primarily 1-4 family residential properties and nonfarm nonresidential properties, made up 56.41 percent and 58.33 percent of total loans, real estate construction made up 22.73 percent and 20.58 percent, while installment loans to individuals made up 7.68 percent and 8.16 percent of total loans at September 30, 2007 and December 31, 2006, respectively.  Real estate loans-other include both commercial and consumer balances.

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

Commercial, Financial and Agricultural.  Commercial, financial and agricultural loans at September 30, 2007 decreased 1.85 percent from December 31, 2006 to $61 million. The Company’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Company’s loan policy guidelines.

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

	September 30, 2007			December 31, 2006

		Period End Balances			Period End Balances
	Number of Relationships	Committed	Outstanding	Number of Relationships	Committed	Outstanding

Large Credit Relationships:
$10 million and greater	3	$38,188	$22,744	2	$25,692	$18,365
$5 million to $9.9 million	16	$100,158	$95,249	12	$69,485	$62,914

Maturities and Sensitivities of Loans to Changes in Interest Rates.  The following table presents the maturity distribution of the Company’s loans at September 30, 2007. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate.

Part I (Continued)
Item 2 (Continued)

	Due in One Year or Less	After One, but Within Three Years	After Three, but Within Five Years	After Five Years	Total

Loans with fixed interest rates	$282,451	$250,777	$51,970	$10,287	$595,485
Loans with floating interest rates	372,283	166	11	347	372,807

Total	$654,734	$250,943	$51,981	$10,634	$968,292

The Company may renew loans at maturity when requested by a customer whose financial strength appears to support such renewal or when such renewal appears to be in the Company’s best interest. In such instances, the Company generally requires payment of accrued interest and may adjust the rate of interest, require a principal reduction or modify other terms of the loan at the time of renewal.

Non-Performing Assets and Potential Problem Loans

Non-performing assets and accruing past due loans as of September 30, 2007 and December 31, 2006 were as follows:

	September 30, 2007	December 31, 2006

Loans accounted for on nonaccrual	$6,087	$8,069
Loans past due 90 days or more	32	9
Other real estate foreclosed	1,240	970
Total non-performing assets	$7,359	$9,048

Non-performing assets as a percentage of:
Total loans and foreclosed assets	0.76%	0.96%
Total assets	0.61%	0.75%
Accruing past due loans:
30-89 days past due	$12,108	$10,593
90 or more days past due	32	9
Total accruing past due loans	$12,140	$10,602

Restructured loans	5,690	0

Non-performing assets include non-accrual loans, loans past due 90 days or more, restructured loans and foreclosed real estate.  Non-performing assets at September 30, 2007 decreased 18.67 percent from December 31, 2006.

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

Restructured loans are loans on which, due to deterioration in the borrower’s financial condition, the original terms have been modified in favor of the borrower or either principal or interest has been forgiven.  A $5.69 million commercial real estate relationship was restructured during the quarter with a reduction in the market rate of interest.  Interest payments were current at quarter end.    Management continues to monitor and assess the relationship for any potential loss exposure in the loan.

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

	September 30, 2007		December 31, 2006

	Reserve	% *	Reserve	% *
Commercial, Financial and Agricultural	$4,147	6%	$3,597	7%
Real Estate – Construction	829	23%	719	21%
Real Estate – Farmland	691	5%	599	4%
Real Estate – Other	4,492	56%	3,896	58%
Loans to Individuals	2,764	8%	2,398	8%
All other Loans	898	2%	780	2%
Total	$13,821	100%	$11,989	100%

*	Loan balance in each category expressed as a percentage of total end of period loans.

Part I (Continued)
Item 2 (Continued)

Activity in the allowance for loan losses is presented in the following table. There were no charge-offs or recoveries related to foreign loans during any of the periods presented.

The following table presents an analysis of the Company’s loan loss experience for the periods indicated.

	Three Months Ended	Three Months Ended
($ in thousands)	September 30, 2007	September 30, 2006

Allowance for Loan Losses at Beginning of Quarter	$12,647	$11,658

Charge-Off
Commercial, Financial and Agricultural	139	242
Real Estate	188	44
Consumer	118	130
All Other	41	62
	486	478
Recoveries
Commercial, Financial and Agricultural	74	33
Real Estate	710	1
Consumer	18	56
All Other	8	17
	810	107

Net Charge-Offs (recoveries)	(324)	371

Provision for Loan Losses	850	1,021

Allowance for Loan Losses at End of Quarter	$13,821	$12,308

Ratio of Net Charge-Offs (recoveries) to Average Loans	(0.03)%	0.04%

The allowance for loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The provision for loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for loan losses decreased $171 thousand from $1,021 thousand in three months ended September 30, 2006 to $850 thousand in three months ended September 30, 2007.

Net charge-offs in three months ended September 30, 2007 decreased $695 thousand compared to the same period a year ago resulting in net recoveries for the quarter.  The decrease was related to three substantial recoveries on commercial charge-offs.  A $491 thousand and a $73 thousand recovery were received on prior year charge-offs and a $180 thousand recovery was received on a current and prior year charge-off.  These three recoveries accounted for 91.85% of total recoveries for the quarter.

Management believes the level of the allowance for loan losses was appropriate as of September 30, 2007. Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

Part I (Continued)
Item 2 (Continued)

The following table presents an analysis of the Company’s loan loss experience for the periods indicated.

	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2007	September 30, 2006

Allowance for Loan Losses at Beginning of Year	$11,989	$10,762

Charge-Off
Commercial, Financial and Agricultural	664	1,074
Real Estate	846	365
Consumer	314	357
All Other	147	225
	1,971	2,021
Recoveries
Commercial, Financial and Agricultural	96	413
Real Estate	915	17
Consumer	89	124
All Other	25	23
	1,125	577

Net Charge-Offs	846	1,444

Provision for Loan Losses	2,678	2,990

Allowance for Loan Losses at End of Quarter	$13,821	$12,308

Ratio of Net Charge-Offs to Average Loans	0.09%	0.14%

The allowance for loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The provision for loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for loan losses decreased $312 thousand from $2,990 thousand in nine months ended September 30, 2006 to $2,678 thousand in nine months ended September 30, 2007.  Provisions decreased during first nine months of 2007 primarily due to the sluggish loan volume.

Net charge-offs in nine months ended September 30, 2007 decreased $598 thousand compared to the same period a year ago.  Net charge-offs of 0.09 percent for first three quarters of 2007 that annualizes to 0.12 percent is below our net charge-off ratio for the past several years.

Management believes the level of the allowance for loan losses was appropriate as of September 30, 2007. Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

Part I (Continued)
Item 2 (Continued)

Investment Portfolio

The following table presents carrying values of investment securities held by the Company as of September 30, 2007 and December 31, 2006.

($ in thousands)	September 30, 2007	December 31, 2006

U.S. Government Agencies	$41,276	$54,366
State, County and Municipal	14,388	11,811
Corporate Obligations	3,754	3,745
Marketable Equity Securities	2	349
Asset-Backed Securities	1,000	---

Investment Securities	60,420	70,271
Mortgage Backed Securities	95,254	79,036
Total Investment Securities and Mortgage Backed Securities	$155,674	$149,307

The following table represents maturities and weighted-average yields of investment securities held by the Company as of
September 30, 2007.  (Mortgage backed securities are based on the average life at the projected speed, while Agencies and State and Political subdivisions reflect anticipated calls being exercised.)

			After 1 Year But		After 5 Years But		After 10 Years
	Within 1 Year		Within 5 Years		Within 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U. S. Government Agencies	$12,413	3.59%	$27,375	4.77%	$1,488	5.76%	$--	--%

Mortgage Backed Securities	9,851	3.95	63,428	4.87	18,492	5.49	3,483	5.63

State, County and Municipal	4,566	4.56	7,250	5.02	2,572	6.16	--	--

Corporate Obligations	1,999	6.29	--	--	984	5.67	771	9.07

Marketable Securities	--	--	--	--	--	--	2	--

Asset-Backed Securities	--	--	--	--	--	--	1,000	6.32

Total Investment Portfolio	$28,829	4.05%	$98,053	4.85%	$23,536	5.59%	$5,256	6.27%

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

At September 30, 2007, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10 percent of the Company’s shareholders’ equity.

The average yield of the securities portfolio was 4.74 percent in nine months ended September 30, 2007 compared to 4.26 percent in the same period a year ago. The increase in the average yield over the comparable periods primarily resulted from the higher interest rate environment.

Part I (Continued)
Item 2 (Continued)

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the nine  month periods ended September 30, 2007 and September 30, 2006.

	September 30, 2007		September 30, 2006
	Average	Average	Average	Average
($ in thousands)	Amount	Rate	Amount	Rate

Noninterest-Bearing Demand Deposits	$75,553		$72,811
Interest-Bearing Demand and Savings Deposits	213,562	2.15%	211,344	1.91%
Time Deposits	733,315	5.22%	692,415	4.41%

Total Deposits	$1,022,430	4.19%	$976,570	3.54%

The following table presents the maturities of the Company's time deposits as of September 30, 2007.

($ in thousands)	Time Deposits $100,000 or Greater	Time Deposits Less Than $100,000	Total

Months to Maturity
3 or Less	$88,844	$90,109	$178,953
Over 3 through 12 Months	239,188	245,960	485,148
Over 12 Months through 36 Months	22,794	26,302	49,096
Over 36 Months	9,723	10,654	20,377

	$360,549	$373,025	$733,574

Average deposits increased $46 million to $1,022 million at September 30, 2007 from $976.6 million at September 30, 2006.  The increase included $2.7 million, or 3.77 percent, related to noninterest-bearing deposits.  Accordingly the ratio of average noninterest-bearing deposits to total average deposits was 7.39 percent for nine months ended September 30, 2007 compared to 7.46 percent for nine months ended September 30, 2006.  The general increase in market rates, had the effect of (i) increasing the average cost of total deposits by 65 basis points in nine months ended September 30, 2007 compared to the same period a year ago; and (ii) mitigating a portion of the impact of increasing yields on earning assets.

Total average interest-bearing deposits increased $43 million, or 4.77 percent in nine months ended September 30, 2007 compared to the same period a year ago.  The growth in average deposits at September 30, 2007 compared to September 30, 2006 was primarily in time deposits.  With the current interest rate environment, it appears that many customers are more inclined to invest their funds for extended periods and are choosing to maintain such funds in time accounts.

Off-Balance-Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of September 30, 2007. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

Part I (Continued)
Item 2 (Continued)

	Payments Due by Period

	1 Year or Less		More than 1 Year but less Than 3 Years		3 Years or More but less Than 5 Years		5 Years or More	Total
Contractual obligations:
Subordinated debentures	$	----	$	----	$	----	$29,384	$29,384
Other borrowed money		100						100
Federal Home Loan Bank advances		9,500		1,000		41,000	22,000	73,500
Operating leases		130		201		190	78	599
Deposits with stated maturity dates		664,101		49,096		20,352	25	733,574

		673,831		50,297		61,542	51,487	837,157
Other commitments:
Loan commitments		102,185		----		----	----	102,185
Standby letters of credit		3,679		----		----	----	3,679
Construction contracts		1,967		----		----	----	1,967

		107,831		----		----	----	107,831
Total contractual obligations and Other commitments		$781,662		$50,297		$61,542	$51,487	$944,988

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

Loan Commitments. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for possible loan losses. Loan commitments outstanding at September 30, 2007 are included in the table above.

Standby Letters of Credit.  Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. The Company’s policies generally require that standby letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit outstanding at September 30, 2007 are included in the table above.

Capital and Liquidity

At September 30, 2007, stockholders’ equity totaled $82.92 million compared to $76.61 million at December 31, 2006. In addition to net income of $7.80 million, other significant changes in stockholders’ equity during nine months ended September 30, 2007 included $1.945 million of dividends paid, reduction of retained earnings of  $0.25 million for change in accounting principle – Fin 48 and an increase of $0.190 million resulting from the amortization of the stock grant plan. The accumulated other comprehensive income (loss) component of stockholders’ equity totaled $(463) thousand at September 30, 2007 compared to $(975) thousand at December 31, 2006. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale. Under regulatory requirements, the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. Tier 1 capital consists of common stock and qualifying preferred stockholders’ equity less goodwill.  Tier 2 capital consists of certain convertible, subordinated and other qualifying debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets.  The Company has no Tier 2 capital other than the allowance for loan losses and gain on marketable equity securities.

Part I (Continued)
Item 2 (Continued)

Using the capital requirements presently in effect, the Tier 1 ratio as of September 30, 2007 was 11.03 percent and total Tier 1 and 2 risk-based capital was 12.36 percent.  Both of these measures compare favorably with the regulatory minimum of 4 percent for Tier 1 and 8 percent for total risk-based capital.  The Company’s Tier 1 leverage ratio as of September 30, 2007 was 9.02 percent, which exceeds the required ratio standard of 4 percent.

For nine months ended September 30, 2007, average capital was $79.5 million, representing 6.62 percent of average assets for the year.   This compares to 6.17 percent for nine months ended September 30, 2006 and 6.20 percent for calendar year 2006.

The Company paid cash dividends of $0.27 per common share during the first three quarters of 2007, and a cash dividend of $0.24 per common share during the first three quarters of 2006, respectively.  This equates to a dividend payout ratio of 24.90 percent for first three quarters of 2007 compared to 22.86 percent for the same period a year ago.

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

The investment portfolio provides a ready means to raise cash if liquidity needs arise.  As of September 30 2007, the Company held $156 million in bonds (excluding FHLB stock), at current market value in the available for sale portfolio.  At December 31, 2006, the available for sale bond portfolio totaled $149 million.  Only marketable investment grade bonds are purchased.  Although most of the banks’ bond portfolios are encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for a sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it primarily determines the Company’s liquidity posture.  Colony had ratios of loans to deposits of 95.0 percent as of September 30, 2007 and 90.3 percent at December 31, 2006.  Management employs alternative funding sources when deposit balances will not meet loan demands.  The ratios of loans to all funding sources (excluding Subordinated Debentures) at September 30, 2007 and December 31, 2006 were 88.6 percent and 85.2 percent, respectively.  Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources.  The stability of the banks’ core deposit base is an important factor in Colony’s liquidity position.  A heavy percentage of the deposit base is comprised of accounts of individuals and small business with comprehensive banking relationships and limited volatility.  At September 30, 2007 and December 31, 2006, the banks had $360.5 million and $366 million in certificates of deposit of $100,000 or more.  These larger deposits represented 35.39 percent and 35.11 percent of respective total deposits.  Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed.  Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

Local market deposit sources proved insufficient to fund the strong loan growth trends at Colony over the past several years.  The Company supplemented deposit sources with brokered deposits.  As of September 30, 2007, the Company had $66.2 million, or 6.50  percent of total deposits, in brokered certificates of deposit attracted by external third parties.  Additionally, the banks use external wholesale or Internet services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed.

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

Part I (Continued)
Item 2 (Continued)

Return on Assets and Stockholders’ Equity
The following table presents selected financial ratios for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006

Return on Assets	0.87%	0.90%	0.87%	0.88%

Return on Equity	12.87%	14.45%	13.07%	14.22%

Dividend Payout	25.45%	22.92%	24.90%	22.86%

Avg. Equity to Avg. Assets	6.76%	6.23%	6.62%	6.17%

Dividends Declared	$0.09	$0.08	$0.27	$0.24

Future Outlook

Colony is an emerging company in an industry filled with nonregulated competitors and a rapid pace of consolidation.  The year brings with it new opportunities for growth in our existing markets, as well as opportunities to expand into new markets through acquisitions and denovo branching.  Entry into the MSA markets – Savannah, Albany, Columbus, Warner Robins, and Valdosta – will require multi-branch offices and the Company is presently looking for available real estate to purchase in those markets.  Presently Colony has secured real estate in the Savannah market and will likely begin construction of its second Savannah office in fourth  quarter 2007.  Likewise, Colony has secured real estate in the Albany market for another office though no established date for construction has been set.

BUSINESS
General

The Company was organized in 1983 as a bank holding company through the merger of Colony Bank of Fitzgerald with a subsidiary of the Company.  Since that time, Colony Bank of Fitzgerald, which was formed by principals of Colony Bankcorp, Inc. in 1976, has operated as a wholly-owned subsidiary of the Company.  In April 1984, Colony Bankcorp, Inc. acquired Colony Bank Wilcox, and in November 1984, Colony Bank Ashburn became a wholly-owned subsidiary of Colony Bankcorp, Inc.  Colony Bankcorp, Inc. continued its growth with the acquisition of Colony Bank of Dodge County in September 1985.  In August 1991, Colony Bankcorp, Inc. acquired Colony Bank Worth.  In November 1996, Colony Bankcorp, Inc. acquired Colony Bank Southeast and in November 1996 formed a non-bank subsidiary Colony Management Services, Inc.  In March 2002, Colony Bankcorp, Inc. acquired Colony Bank Quitman, FSB and also formed Colony Bankcorp Statutory Trust I.  In December 2002, Colony formed its second trust, Colony Bankcorp Statutory Trust II.  In September 2004, Colony formed its third Trust, Colony Bankcorp Statutory Trust III.  In April 2006, Colony formed its fourth Trust, Colony Bankcorp Capital Trust I.  In March 2007, Colony formed its fifth Trust, Colony Bankcorp Capital Trust II, while it liquidated its first Trust, Colony Bankcorp Statutory Trust I by exercising its call option.  In September 2007, Colony formed its sixth Trust, Colony Bankcorp Capital Trust III and plans to liquidate its second Trust, Colony Bankcorp Statutory Trust II by exercising its call option in December 2007.

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

On April 2, 1998, the Company was listed on Nasdaq National Market.  The Company’s common stock trades on the Nasdaq Stock Market under the symbol “CBAN”.  The Company presently has approximately 2,065 shareholders as of September 30, 2007  “The Nasdaq Stock Market” or “Nasdaq” is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting and order execution systems.  This market also provides specialized automation services for screen-based negotiations of transactions, on-line comparison of transactions, and a range of informational services tailored to the needs of the securities industry, investors and issuers.  The Nasdaq Stock Market is operated by The Nasdaq Stock Market, Inc., a wholly-owned subsidiary of the National Association of Securities Dealers,  Inc.

Part I (Continued)
Item 3

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

AVERAGE BALANCE SHEETS	Nine Months Ended			Nine Months Ended
	September 30, 2007			September 30, 2006
	Average	Income/	Yields/	Average	Income/	Yields/
($ in thousands)	Balances	Expense	Rates	Balances	Expense	Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Interest and fees
Taxable (1)	$943,342	$61,014	8.62%	$902,599	$55,156	8.15%
Investment Securities
Taxable	143,514	5,031	4.67%	124,619	3,913	4.19%
Tax-Exempt (2)	12,144	501	5.50%	7,055	292	5.52%
Total Investment Securities	155,658	5,532	4.74%	131,674	4,205	4.26%
Interest-Bearing Deposits	2,943	111	5.03%	2,612	92	4.70%
Federal Funds Sold	30,762	1,204	5.22%	40,444	1,458	4.81%
Interest-Bearing Other Assets	5,233	225	5.73%	5,219	203	5.19%
Total Interest-Earning Assets	$1,137,938	$68,086	7.98%	1,082,548	$61,114	7.53%
Non-interest-Earning Assets
Cash and Cash Equivalents	21,474			22,629
Allowance for Loan Losses	(12,804)			(11,553)
Other Assets	54,109			52,229
Total Noninterest-Earning Assets	62,779			63,305
Total Assets	$1,200,717			$1,145,853
Liabilities and Stockholders' Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$213,562	$3,451	2.15%	$211,344	$3,028	1.91%
Other Time	733,315	28,682	5.22%	692,415	22,910	4.41%
Total Interest-Bearing Deposits	946,877	32,133	4.52%	903,759	25,938	3.83%
Other Interest-Bearing Liabilities
Other Borrowed Money	63,705	2,104	4.40%	67,101	2,188	4.35%
Subordinated Debentures	24,988	1,468	7.83%	22,209	1,368	8.21%
Federal Funds Purchased	1,258	50	5.30%	717	28	5.21%
Total Other Interest-Bearing Liabilities	89,951	3,622	5.37%	90,027	3,584	5.31%
Total Interest-Bearing Liabilities	1,036,828	$35,755	4.60%	993,786	$29,522	3.96%
Noninterest-Bearing Liabilities and
Stockholders' Equity
Demand Deposits	75,553			72,811
Other Liabilities	8,818			8,551
Stockholders' Equity	79,518			70,705
Total Noninterest-Bearing Liabilities and Stockholders' Equity	163,889			152,067
Total Liabilities and Stockholders' Equity	$1,200,717			$1,145,853

Interest Rate Spread			3.38%			3.57%
Net Interest Income		$32,331			$31,592
Net Interest Margin			3.79%			3.89%

(1)
The average balance of loans includes the average balance of nonaccrual loans.  Income on such loans is recognized and recorded on the cash basis.  Taxable equivalent adjustments totaling $92 and $86 for nine month periods ended September 30, 2007 and 2006, respectively, are included in tax-exempt interest on loans.

Part I (Continued)
Item 4

(2)
Taxable-equivalent adjustments totaling $170 and $99 for nine month periods ended September 30, 2007  and 2006, respectively, are included in tax-exempt interest on investment securities.  The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

Colony Bankcorp, Inc. and Subsidiary
Interest Rate Sensitivity

The following table is an analysis of the Company’s interest rate-sensitivity position at September 30, 2007.  The interest-bearing rate-sensitivity gap, which is the difference between interest-earning assets and interest-bearing liabilities by repricing period, is based upon maturity or first repricing opportunity, along with a cumulative interest rate-sensitivity gap.  It is important to note that the table indicates a position at a specific point in time and may not be reflective of positions at other times during the year or in subsequent periods.  Major changes in the gap position can be, and are, made promptly as market outlooks change.

	Assets and Liabilities Repricing Within

	3 Months or Less	4 to 12 Months		1 Year	1 to 5Years		Over 5 Years		Total
($ in Thousands)

EARNING ASSETS:
Interest-Bearing Deposits	$3,616	$	---	$3,616	$	---	$	---	$3,616
Federal Funds Sold	17,129		---	17,129		---		---	17,129
Investment Securities	17,783		14,031	31,814		99,768		24,092	155,674
Loans Held for Sale	---		---	---		---		---	---
Loans, Net of Unearned Income	446,847		207,684	654,531		302,722		10,634	967,887
Other Interest-Bearing Assets	5,533		---	5,533		---		---	5,533

Total Interest-Earning Assets	490,908		221,715	712,623		402,490		34,726	1,149,839

INTEREST-BEARING LIABILITIES:
Interest-Bearing Demand Deposits (1)	177,688		---	177,688		---		---	177,688
Savings (1)	33,335		---	33,335		---		---	33,335
Time Deposits	178,953		485,148	664,101		69,448		25	733,574
Other Borrowings (2)	3,100		9,500	12,600		42,000		19,000	73,600
Subordinated Debentures	29,384		---	29,384		---		---	29,384
Federal Funds Purchased	476		---	476		---		---	476

Total Interest-Bearing Liabilities	422,936		494,648	917,584		111,448		19,025	1,048,057

Interest Rate-Sensitivity Gap	67,972		(272,933)	(204,961)		291,042		15,701	101,782

Cumulative Interest-Sensitivity Gap	67,972		(204,961)	(204,961)		86,081		101,782

Interest Rate-Sensitivity Gap as a Percentage of Interest-Earning Assets	5.91%		(23.74)%	(17.83)%		25.31%		1.37%

Cumulative Interest Rate-Sensitivity as a Percentage of Interest-Earning Assets	5.91%		(17.83)%	(17.83)%		7.49%		8.85%

(1)	Interest-bearing Demand and Savings Accounts for repricing purposes are considered to reprice within 3 months or less.
(2)	Short-term borrowings for repricing purposes are considered to reprice within 3 months or less.

Part I (Continued)
Item 3

The foregoing table indicates that we had a one year negative gap of ($205) million, or (17.83) percent of total assets at September 30, 2007.  In theory, this would indicate that at September 30, 2007, $205 million more in liabilities than assets would reprice if there were a change in interest rates over the next 365 days.  Thus, if interest rates were to increase, the gap would indicate a resulting decrease in net interest margin.  However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity.  In addition, the interest rate spread between an asset and our supporting liability can vary significantly while the timing of repricing of both the assets and our supporting liability can remain the same, thus impacting net interest income.  This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposits.

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

The Company is now utilizing SunTrust Asset/Liability Management Analysis for a more dynamic analysis of balance sheet structure.  The Company has established earnings at risk for net-interest income in a +/- 200 basis point rate shock to be no more than a fifteen percent decline.  The most recent analysis as of June 30, 2007 indicates that net interest income would deteriorate 5.92 percent with a 200 basis point decrease and would improve 3.31 percent with a 200 basis point increase.  The Company has established equity at risk in a +/- 200 basis points rate shock to be no more than a twenty percent decline.  The most recent analysis as of June 30, 2007  indicates that net economic value of equity percentage change would decrease 1.05 percent with a 200 basis point increase and would decrease 4.02 percent with a 200 basis point decrease.  The Company has established its one year gap to be 0.80 percent to 1.20 percent.  The most recent analysis as of June 30, 2007 indicates a one year gap of 0.87 percent.  The analysis suggests net interest margin compression  in a declining interest rate environment.  Given that interest rates are at or near its peak, the Company is focusing on areas to minimize margin compression in the future.  These include locking in more loans at a fixed rate versus a variable rate, minimizing dollars in Federal funds, extending out on the yield curve with investments, securing brokered certificates of deposit for terms less than one year and focusing on reduction of nonperforming assets.

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

ITEM 2– UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

31.1  Certificate of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley  Act of 2002

31.2  Certificate of Chief Financial Officer Pursuant to Section 302 of Sarbanes – Oxley  Act of 2002

32.1  Certification of Chief Executive Officer and Chief Financial Officer Pursuant to  Section 906of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Al D. Ross
Date: November 7, 2007	Al D. Ross,
President and Chief Executive Officer

/s/ Terry L. Hester
Date: November 7, 2007	Terry L. Hester, Executive Vice President and Chief Financial Officer