Form 10-K
period 2007-12-31
COLONY BANKCORP INC
filed 2008-03-14
CIK 711669

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Fee Required)
For the Fiscal Year Ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(No Fee Required)
For the Transition Period from _____________to ______________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):   Yes☐   No  ☒

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of June 30, 2007:  $104,778,888 based on stock price of $19.48.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  7,216,113 shares of $1.00 par value common stock as of March 10, 2008.

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

On March 26, 2002 and December 19, 2002, Colony formed Colony Bankcorp Statutory Trust I and Colony Bankcorp Statutory Trust II, respectively.  Both were formed to establish special purpose entities to issue trust preferred securities.  During 2007, both Trusts were liquidated as Colony exercised its option to call and pay off the trust preferred securities.

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

On March 12, 2007, Colony formed Colony Bankcorp Capital Trust II for the purpose of establishing a special purpose entity to issue trust preferred securities.

On September 14, 2007, Colony formed Colony Bankcorp Capital Trust III for the purpose of establishing a special purpose entity to issue trust preferred securities.

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

Part I (Continued)
Item 1 (Continued)

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

Colony Bank of Fitzgerald acts as an agent for Visa Card and MasterCard through Silverton Bank which allows merchants to accept Visa Card and MasterCard and deposit the charge tickets in their accounts with the Bank.  The Bank also offers its customers a variety of checking and savings accounts.

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

The Bank serves Houston County with the opening of its offices in Centerville and Warner Robins, Georgia.  The Houston County market has an estimated population of 128,000.  Robins Air Force base, located in Houston County, is a major employer in the area which has survived national base closure mandates and expanded in size in recent years.

A history of the Bank's financial position for fiscal years ended 2007, 2006 and 2005 is as follows:

	2007	2006	2005

Total Assets	$196,006,764	$203,113,676	$185,403,798
Total Deposits	168,106,878	174,078,725	155,593,897
Total Stockholders' Equity	17,844,900	16,465,138	14,815,728
Net Income	2,638,166	2,778,915	2,464,452

Number of Issued and Outstanding Shares	90,000	90,000	90,000
Book Value Per Share	$198.28	$182.95	$164.62
Net Income Per Share	29.31	30.88	27.38

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

Part I (Continued)
Item 1 (Continued)

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

Competition

The banking business in Ben Hill County and Houston County is highly competitive.  The Bank competes primarily with four other commercial banks and one credit union operating in Ben Hill County.  In Houston County the Bank competes with ten commercial banks and four credit unions.  Additionally, the Bank competes to a lesser extent with insurance companies and governmental agencies.  The banking industry is also experiencing increasing competition for deposits from less traditional sources such as money market and mutual funds.  The Bank also offers "NOW" accounts, individual retirement accounts, simplified pension plans, KEOGH plans and custodial accounts for minors.

Correspondents

As of December 31, 2007, the Bank had correspondent relationships with two other banks.  The Bank's principal correspondent is Silverton Bank located in Atlanta, Georgia.  These correspondent banks provide certain services to the Bank such as investing its excess funds, processing checks and other items, buying and selling federal funds, handling money fund transfers and exchanges, shipping coins and currency, providing security and safekeeping of funds and other valuable items, handling loan participations and furnishing management investment advice on the Bank's securities portfolio.  As compensation for these services, the Bank maintains balances with its correspondents in noninterest-bearing accounts.

COLONY BANK ASHBURN

History and Business of the Bank

Colony Bank Ashburn was chartered as a state commercial bank in 1900 and currently operates under the Financial Institutions Code of Georgia.  The Bank's deposits are insured up to $100,000 per account by the Federal Deposit Insurance Corporation.  The Bank conducts business at the offices located at 515 East Washington and 416 East Washington in Ashburn, Turner County, Georgia, 137 Robert E. Lee Drive in Leesburg, Georgia, 2609 Ledo Road in Lee County, Georgia, 1031 24th Ave., E. in Cordele, Georgia, 206 North Church Street in Thomaston, Georgia, 716 Philema Road in Albany, Georgia and 1581 Bradley Park Drive in Columbus, Georgia. The offices operate under the name Colony Bank. The Bank's business largely consists of (1) the acceptance of demand, savings and time deposits; (2) the making of loans to consumers, businesses and other institutions; (3) investment of excess funds and sale of federal funds, U.S. Government obligations and state, county and municipal bonds; and (4) internet online banking.  The Bank’s mortgage lending services are through Georgia First Mortgage and it does not offer trust services.  It acts as an agent for Visa Card and MasterCard through Silverton Bank.

Part I (Continued)
Item 1 (Continued)

The Bank serves Turner County, Georgia, which has a population of approximately 10,000 people.  The Bank serves Crisp County with the opening of its branch in Cordele, Georgia.  The Crisp County market has an estimated population of 22,000.  The Bank serves Lee and Dougherty counties with the opening of offices in Albany and Leesburg, Georgia.  The Albany/Leesburg MSA market has an estimated population of 160,000.  The Bank serves Upson County with the opening of its branch in Thomaston, Georgia.  The Upson County market has an estimated population of 28,000.  The Bank serves Muscogee County with the opening of its office in Columbus, Georgia.  The Columbus MSA market has an estimated population of 282,000.

A history of the Bank's financial position for fiscal years ended 2007, 2006 and 2005 is as follows:

	2007	2006	2005

Total Assets	$334,741,915	$342,704,792	$332,217,540
Total Deposits	284,228,173	299,891,433	294,311,410
Total Stockholders' Equity	29,189,963	27,777,175	27,017,259
Net Income	2,061,767	2,593,841	2,586,828

Number of Issued and Outstanding Shares	50,000	50,000	50,000
Book Value Per Share	$583.80	$555.54	$540.35
Net Income Per Share	41.24	51.88	51.74

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

Part I (Continued)
Item 1 (Continued)

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

Competition

The banking business is highly competitive.  The Bank competes in Turner County primarily with South Georgia Banking Company which operates out of one facility in Ashburn, Georgia.  The Bank competes with four commercial banks in Crisp County, eight in Lee County, eleven in Dougherty County, three in Upson County and eleven in Muscogee County.  The Bank also competes with other financial institutions, including credit unions and finance companies and, to a lesser extent, with insurance companies and certain governmental agencies.  The banking industry is also experiencing increased competition for deposits from less traditional sources such as money market and mutual funds.

Correspondents

Colony Bank Ashburn has correspondent relationships with the following banks:  Silverton Bank in Atlanta, Georgia; SunTrust Bank, N.A. in Atlanta, Georgia; Colony Bank of Fitzgerald in Fitzgerald, Georgia; and the Federal Home Loan Bank in Atlanta, Georgia.  The correspondent relationships facilitate the transactions of business by means of loans, letters of credit, acceptances, collections, exchange services and data processing.  As compensation for these services, the Bank maintains balances with its correspondents in noninterest-bearing accounts.

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

The Bank serves the residents of Wilcox County, Georgia, which has a population of approximately 9,000.

Part I (Continued)
Item 1 (Continued)

A history of the Bank's financial position for fiscal years ended 2007, 2006 and 2005 is as follows:

	2007	2006	2005

Total Assets	$51,746,386	$49,190,359	$48,959,120
Total Deposits	43,892,009	41,757,568	42,482,714
Total Stockholders' Equity	4,293,545	4,231,005	4,327,857
Net Income	737,941	766,236	691,579

Number of Issued and Outstanding Shares	250	250	250
Book Value Per Share	$17,174.18	$16,924.02	$17,311.43
Net Income Per Share	2,951.76	3,064.94	2,766.32

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

Correspondents

The Bank has correspondent relationships with the following banks:  Silverton Bank in Atlanta, Georgia; Federal Home Loan Bank, in Atlanta, Georgia; and SunTrust Bank, N.A., in Atlanta, Georgia.  The correspondent relationships facilitate the transactions of business by means of loans, letters of credit, acceptances, collections, exchange services and data processing.  As compensation for these services, the Bank maintains balances with its correspondents in noninterest-bearing accounts.

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

The Bank serves the residents of Dodge County, Georgia, which has a population of approximately 20,000. The Bank serves Treutlen County, Georgia with the opening of its office in Soperton, Georgia.  The Treutlen County market has an estimated population of 7,000.

A history of the Bank's financial position for fiscal years ended 2007, 2006 and 2005 is as follows:

	2007	2006	2005

Total Assets	$88,848,084	$81,020,282	$77,083,271
Total Deposits	79,364,535	72,720,715	68,111,242
Total Stockholders' Equity	6,089,440	5,775,668	5,555,685
Net Income	898,916	1,122,422	932,931

Number of Issued and Outstanding Shares	1,750	1,750	1,750
Book Value Per Share	$3,479.68	$3,300.38	$3,174.68
Net Income Per Share	513.67	641.38	533.10

Banking Facilities

The Bank's main office is located at 5510 Oak Street in Eastman, Dodge County, Georgia and consists of a building of approximately 11,000 square feet of office and banking space with an adjacent parking lot and is operated with three drive-in windows.  The branch facility is located in Chester, Dodge County, Georgia and consists of a building with approximately 2,700 square feet of office and banking space and an adjacent parking lot.  A second branch was opened during 2000 in Soperton, Treutlen County, Georgia at 310 Main Street.  The branch has approximately 1,600 square feet of banking and office space with three walk-up teller units and two drive-in windows.  The Bank owns all of the premises which it occupies.

Competition

The banking business is highly competitive.  The Bank competes in the Dodge County area with two other banks.  The Bank competes in the Treutlen County market with one other bank.  In addition, the Bank competes with other financial institutions, including credit unions and finance companies and, to a lesser extent, insurance companies and certain governmental agencies.  The banking industry is also experiencing increased competition for deposits from less traditional sources such as money market and mutual funds.

Part I (Continued)
Item 1 (Continued)

Correspondents

The Bank has correspondent relationships with the following banks: Silverton Bank in Atlanta, Georgia; The Federal Home Loan Bank in Atlanta, Georgia; and SunTrust Bank, N.A., in Atlanta, Georgia.  The correspondent relationships facilitate the transactions of business by means of loans, letters of credit, acceptances, collections, exchange services and data processing.  As compensation for these services, the Bank maintains balances with its correspondents in noninterest-bearing accounts.

COLONY BANK WORTH

Colony Bank Worth operated as a savings and loan stock association until it was acquired by the Company on July 31, 1991, at which time the association changed its name to Bank of Worth (subsequently named Colony Bank Worth) and became a state-chartered commercial bank.  The Bank conducts business at its offices located at 601 North Main Street, Sylvester, Worth County, Georgia, 605 West Second Street and 1909 Highway 82 West, Tifton, Tift County, Georgia and 621 East By-Pass, NE, Moultrie, Colquitt County, Georgia.  The Bank's business consists of:  (1) the acceptance of demand, savings and time deposits; (2) the making of loans to consumers, businesses and other institutions; (3) investment of excess funds and sale of federal funds, U.S. Government obligations and state, county and municipal bonds; and (4) certain other miscellaneous financial services usually handled for customers by commercial banks.  The Bank's deposits are insured up to $100,000 per account by the Federal Deposit Insurance Corporation.  The Bank does not offer trust services.  It acts as an agent for Visa Card and MasterCard through Silverton Bank.  The Bank’s mortgage lending services are through Georgia First Mortgage.

The Bank serves the residents of Worth County, Georgia, which has a population of approximately 22,000. The Bank serves the residents of Tift County, Georgia with the opening of its two offices in Tifton, Georgia.  The Tift County market has an estimated population of 42,000.   The Bank serves the residents of Colquitt County, Georgia with the opening of its office in Moultrie, Georgia.  The Colquitt County market has an estimated population of 45,000.

A history of the Bank's financial position for fiscal years ended 2007, 2006 and 2005 is as follows:

	2007	2006	2005

Total Assets	$180,872,592	$178,612,527	$172,221,653
Total Deposits	159,096,106	160,719,979	152,518,642
Total Stockholders' Equity	14,089,489	12,822,905	11,895,191
Net Income	2,217,024	1,978,512	1,671,621

Number of Issued and Outstanding Shares	95,790	95,790	95,790
Book Value Per Share	$147.09	$133.86	$124.18
Net Income Per Share	23.14	20.65	17.45

Part I (Continued)
Item 1 (Continued)

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

Correspondents

As of December 31, 2007, the Bank had correspondent relationships with three other banks.  The Bank's principal correspondent is Silverton Bank located in Atlanta, Georgia.  These correspondent banks provide certain services to the Bank such as investing its excess funds, processing checks and other items, buying and selling federal funds, handling money fund transfers and exchanges, shipping coins and currency, providing security and safekeeping of funds and other valuable items, handling loan participations and furnishing management investment advice on the Bank's securities portfolio.  As compensation for these services, the Bank maintains balances with its correspondents in noninterest-bearing accounts.

COLONY BANK SOUTHEAST

History and Business of the Bank

Colony Bank Southeast, formerly Broxton State Bank, was chartered under the laws of Georgia on August 4, 1966 and opened for business on September 1, 1966, having absorbed “Citizens Bank,” a private, unincorporated bank.

The Bank is a full-service bank offering a wide variety of banking services targeted at all sectors of the Bank’s primary market area.  The Bank offers customary types of demand, savings, time and individual retirement accounts; installment, commercial and real estate loans; home mortgages and personal lines-of-credit; Visa and Master Card services through its correspondent, Silverton Bank; safe deposit and night depository services; cashier’s checks, money orders, traveler's checks, wire transfers and various other services that can be tailored to the customer’s needs.  The Bank does not offer trust services at this time.  The Bank’s mortgage lending services are through Georgia First Mortgage.  The Bank serves the residents of Coffee County, Georgia, which has a population of approximately 40,000.

Part I (Continued)
Item 1 (Continued)

In March 2004, the Bank opened a loan production office in Savannah, Chatham County, Georgia.  The Bank renovated an approximately 7,000 square foot facility for a full service branch.  The branch opened in September 2005.  In addition, the Bank has begun construction of its second office in Savannah with anticipated opening in the fourth quarter of 2008.  The new facility will be a full service branch consisting of approximately 8,000 square feet.  The Bank serves the residents of the Chatham County, Georgia MSA market which has a population of approximately 293,000.

A history of the Bank's financial position for fiscal years ended 2007, 2006 and 2005 is as follows:

	2007	2006	2005

Total Assets	$210,019,712	$215,668,120	$173,059,806
Total Deposits	180,602,528	188,267,151	146,533,872
Total Stockholders' Equity	20,420,442	17,980,842	13,640,842
Net Income	912,414	1,793,773	1,176,862

Number of Issued and Outstanding Shares	50,730	50,730	50,730
Book Value Per Share	$402.53	$354.44	$268.89
Net Income Per Share	17.99	35.36	23.20

Banking Facilities

The Bank operates one banking office located at 401 North Alabama Street, Broxton, Georgia which consists of approximately 5,000 square feet of space.  The building has four alarm-equipped vaults, one for safe-deposit boxes and cash storage, one for night depository service and two for record storage.  The building has two drive-in systems, one commercial drawer and one pneumatic tube system.  Colony Bank Southeast opened a branch office in Douglas, Georgia on July 6, 1998.  The two-story brick building located at 625 West Ward Street consists of approximately 8,300 square feet and provides four drive-in lanes for customer convenience.  A second Douglas office was opened on September 8, 1999 and consists of approximately 1,200 square feet with three drive-in lanes and one automated teller machine.  A loan production office was opened in Savannah, Chatham County, Georgia in March 2004.  The Bank renovated an approximately 7,000 square foot facility for a full service branch in September 2005 with the loan production office moving its operation into the new office.  All occupied premises are owned by the Bank, with the exception of the branch located at 1351 A SE Bowens Mill Road, Douglas.  The Bank purchased real estate during 2006 for the future site of its second office in Savannah, Chatham County, Georgia.  It is anticipated construction of its second office branch will be completed during the fourth quarter of 2008.  The new facility will approximate 8,000 square feet.

Competition

The banking business in Coffee County is highly competitive.  Colony Bank Southeast competes with nine other banks and one credit union in Douglas, Georgia.  As a result of the opening of a branch office in Savannah, the Bank now competes with nineteen other banks in Chatham County.  The banking industry is also experiencing increased competition for deposits from less traditional sources such as money market and mutual funds.

Part I (Continued)
Item 1 (Continued)

Correspondents

The Bank has correspondent relationships with the following banks:  SunTrust Bank, Atlanta, Georgia; Silverton Bank, Atlanta, Georgia; the Federal Home Loan Bank in Atlanta, Georgia and Columbus Bank & Trust, Columbus, Georgia.  The correspondent relationships facilitate the transactions of business by means of loans, letters-of-credit, acceptances, collections, exchange services and data processing.  As compensation for these services, the Bank maintains balances with its correspondents in noninterest-bearing accounts.

COLONY BANK QUITMAN, FSB

History and Business of the Bank

Colony Bank Quitman, FSB was chartered as a federal savings association in 1936.  The Bank operates under the oversight of the Office of Thrift Supervision.  The Federal Deposit Insurance Corporation insures the Bank’s deposits up to $100,000 per depositor.  The Bank conducts business at offices located at 602 East Screven Street in Quitman, Brooks County, Georgia, 2910-N North Ashley Street, Valdosta, Lowndes County, Georgia and Highway 41-North Valdosta Road, Valdosta, Lowndes County, Georgia.  The Bank’s business largely consists of (1) the acceptance of demand, savings and time deposits; (2) the making of loans to consumers, businesses and other institutions; and (3) investment of excess funds through the sale of federal funds and purchase of U.S. government agency obligations and state, county and municipal bonds.  The Bank is primarily a portfolio lender with a major focus on residential real estate lending.  The Bank acts as an agent for Visa Card and Mastercard through Silverton Bank.  The Bank’s mortgage lending services are through Georgia First Mortgage.

The Bank serves the residents of Brooks County, Georgia, which has a population of approximately 16,500. The Bank serves Lowndes County with the opening of its two branches in Valdosta, Georgia.  The Lowndes County market has an estimated population of 98,000.

A history of the Bank’s financial position for calendar years ended 2007, 2006 and 2005 is as follows:

	2007	2006	2005

Total Assets	$147,588,709	$141,038,931	$126,149,879
Total Deposits	108,894,100	108,487,649	95,069,270
Total Stockholder’s Equity	11,679,989	10,898,134	10,162,924
Net Income	1,353,790	1,423,846	1,388,222

Numbers of Issued and Outstanding Shares	100,000	100,000	100,000
Book Value Per Share	$116.80	$108.98	$101.63
Net Income Per Share	13.54	14.24	13.88

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

Competition

The banking business is highly competitive.  In Brooks County, the Bank competes with four banks.  In Lowndes County, the Bank competes with fifteen banks, two savings and loan associations and six federal credit unions.  The Bank also competes to a lesser extent with finance companies, insurance companies and certain governmental agencies.  The banking industry is also experiencing increased competition for deposits from less traditional sources such as money market and mutual funds.

Correspondents

Colony Bank Quitman, FSB has correspondent relationships with the following banks:  Silverton Bank in Atlanta, Georgia; Colony Bank of Fitzgerald in Fitzgerald, Georgia; Compass Bank in Birmingham, Alabama; and the Federal Home Loan Bank in Atlanta, Georgia.  The correspondent relationships facilitate the transactions of business by means of loans, collections, investment services, exchange services and data processing.  As compensation for these services, the Bank maintains balances with its correspondents in noninterest-bearing accounts and pays some service charges.

EMPLOYEES

As of December 31, 2007, Colony Bankcorp, Inc. and its subsidiaries employed 349 full-time employees and 41 part-time employees.  Colony considers its relationship with its employees to be excellent.

The subsidiary banks have noncontributory profit-sharing plans covering all employees subject to certain minimum age and service requirements.  All Banks made contributions for all eligible employees in 2007.  In addition, Colony Bankcorp, Inc. and its subsidiaries maintain a comprehensive employee benefit program providing, among other benefits, hospitalization, major medical insurance and life insurance. Management considers these benefits to be competitive with those offered by other financial institutions in south Georgia. Colony's employees are not represented by any collective bargaining group.

Part I (Continued)
Item 1 (Continued)

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

Part I (Continued)
Item 1 (Continued)

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

Part I (Continued)
Item 1 (Continued)

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

Part I (Continued)
Item 1 (Continued)

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

In measuring the adequacy of capital, assets are generally weighted for risk.  Certain assets, such as cash and U.S. government securities, have a zero risk weighting.  Others, such as commercial and consumer loans, have a 100 percent risk weighting.  Risk weightings are also assigned for off-balance sheet items such as loan commitments.  The various assets are multiplied by the appropriate risk-weighting to determine risk- adjusted assets for the capital calculations.  For the leverage ratio mentioned above, average assets are not risk-weighted.

Part I (Continued)
Item 1 (Continued)

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

At December 31, 2007, the Company exceeded the minimum Tier 1, risk-based and leverage ratios and qualified as “well capitalized” under current Federal Reserve Board criteria.  The following table sets forth certain capital information for the Company as of December 31, 2007.  Consider the following brief summary rather than the preceeding and the table.  As of December 31, 2007, Colony had Tier 1 Capital and Total Capital of approximately 10.83 percent and 12.08 percent, respectively, of risk-weighted assets. As of December 31, 2007, Colony had a leverage ratio of Tier 1 Capital to total average assets of approximately 8.60 percent.

Part I (Continued)
Item 1 (Continued)

	December 31, 2007

	Amount	Percent

Leverage Ratio
Actual	$104,157	8.60%
Well-Capitalized Requirement	60,583	5.00
Minimum Required (1)	48,467	4.00
Risk Based Capital:
Tier 1 Capital
Actual	104,157	10.83
Well-Capitalized Requirement	57,708	6.00
Minimum Required (1)	38,472	4.00
Total Capital
Actual	116,222	12.08
Well-Capitalized Requirement	96,180	10.00
Minimum Required (1)	76,944	8.00

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

FDIC Insurance Assessments

The Banks’ deposits are insured by the FDIC and thus the Banks are subject to FDIC deposit insurance assessments.  The FDIC utilizes a risk-based insurance premium scheme to determine the assessment rates for insured depository institutions.  Each financial institution is assigned to one of three capital groups:  well capitalized, adequately capitalized or undercapitalized.

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

Part I (Continued)
Item 1 (Continued)

The deposit insurance assessment rates currently range from five basis points on deposits (for a financial institution in the highest category) to 43 basis points on deposits (for an institution in the lowest category).  In addition, the FDIC collects The Financing Corporation (FICO) deposit assessments on assessable deposits at the same rate.  FICO assessments are set quarterly, and in 2007 ranged from 1.14 to 1.22 basis points.  The FICO assessment rate for the Banks for the first quarter of 2008 is 1.14 basis points of assessable deposits.

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

Current CRA regulations rate institutions based on their actual performance in meeting community credit needs.  The Banks received a “satisfactory” rating on their most recent examinations in 2007.

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

Part I (Continued)
Item 1 (Continued)

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

Part I (Continued)
Item 1 (Continued)

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

Our loan customers may not repay their loans according to the terms of these loans, and the collateral securing the payment of these loans may be insufficient to ensure repayment.  As a result, we may experience loan losses, which could have a material adverse effect on our operating results.  Management makes various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  We maintain an allowance for loan losses in an attempt to cover any loan losses that may occur.  In determining the size of the allowance, we rely on an analysis of our loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and nonaccruals, national and local economic conditions and other pertinent information.  Our determination of the size of the allowance could be understated due to our lack of familiarity with market-specific factors.

If our assumptions are wrong, our current allowance may not be sufficient to cover future loan losses, and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio.  Material additions to our allowance would materially decrease our net income.  As a result of a difficult real estate market, we have increased our allowance from $11.99 million as of December 31, 2006 to $15.51 million as of December 31, 2007.  We expect to continue to increase our allowance in 2008; however, we can make no assurance that our allowance will be adequate to cover future loan losses given current and future market conditions.

In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management.  Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a negative effect on our operating results.

Part I (Continued)
Item 1A (Continued)

Rapidly changing interest rate environments could reduce our net interest margin, net interest income, fee income and net income

Interest and fees on loans and securities, net of interest paid on deposits and borrowings, are a large part of our net income.  Interest rates are key drivers of our net interest margin and subject to many factors beyond the control of management.  As interest rates change, net interest income is affected.  Rapid increases in interest rates in the future could result in interest expense increasing faster than interest income because of mismatches in financial instrument maturities.  Further, substantially higher interest rates generally reduce loan demand and may result in slower loan growth particularly in construction lending, an important factor in the Company’s revenue growth over the years.  Decreases or increases in interest rates could have a negative effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities and, therefore, decrease net interest income.  In response to the dramatic deterioration of the subprime, mortgage, credit and liquidity markets, the Federal Reserve recently has taken action on five occasions to reduce interest rates by a total of 225 basis points since September 2007, which likely will reduce our net interest income during the first quarter of 2008 and the foreseeable future.  See “Quantitative and Qualitative Disclosures about Market Risk.”

Our business is subject to the success of the local economies where we operate

Our success significantly depends upon the growth in population, income levels, deposits and housing starts in our primary and secondary markets.  If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed.  We are currently experiencing adverse economic conditions in some of our market areas, which affect the ability of our customers to repay their loans to us and generally negatively affect our financial condition and results of operations.

The market value of the real estate securing our loans as collateral has been adversely affected by the slowing economy and unfavorable change in economic conditions in our market areas and could be further adversely affected in the future.  As of December 31, 2007, approximately 84.5 percent of our loans receivable were secured by real estate.  Any sustained period of increased payment delinquencies, foreclosures or losses caused by the adverse market and economic conditions, including the downturn in the real estate market in the state of Georgia will adversely affect the value of our assets, our revenues, results of operations and financial condition.  Currently, we are experiencing such an economic downturn, and if it continues, our operations could be further adversely affected.

We make and hold in our portfolio a significant number of land acquisition and development and construction loans, which in the current market environment pose more credit risk than other types of loans typically made by financial institutions.

We offer land acquisition and development and construction loans for builders and developers.  As of December 31, 2007, approximately $202 million of our loan portfolio represents loans for which the related property is neither presold nor preleased.  These land acquisition and development and construction loans are considered more risky than other types of residential mortgage loans.  The primary credit risks associated with land acquisition and development and construction lending are underwriting, project risks and market risks.  Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk and environmental and other hazard risks.  Market risks are risks associated with the sale of the completed residential units.  They include affordability risk, which means the risk of affordability of financing by borrowers, product design risks, and risks posed by completing projects.  While we believe we have established adequate reserves on our financial statements to cover the credit risk of our land acquisition and development and construction loan portfolio, there can be no assurance that losses will not exceed our reserves, which could adversely impact our earnings.

Part I (Continued)
Item 1A (Continued)

Current and anticipated deterioration in the housing market and the homebuilding industry may lead to increased loss severities and further worsening of delinquencies and nonperforming assets in our loan portfolios.  Consequently, our results of operations may be adversely impacted.

There has been substantial industry concern and publicity over asset quality among financial institutions due in large part to issues related to subprime mortgage lending, declining real estate values and general economic concerns.  Furthermore, the housing and the residential mortgage markets recently have experienced a variety of difficulties and changed economic conditions.  If market conditions continue to deteriorate, they may lead to additional valuation adjustments on our loan portfolios and real estate owned as we continue to reassess the market value of our loan portfolio, the losses associated with the loans in default and the net realizable value of real estate owned.

The homebuilding industry has experienced a significant and sustained decline in demand for new homes and an oversupply of new and existing homes available for sale in various markets, including some of the markets in which we lend.  Our customers who are builders and developers face greater difficulty in selling their homes in markets where these trends are more pronounced.  Consequently, we are facing increased delinquencies and nonperforming assets as these builders and developers are forced to default on their loans with us.  We do not anticipate that the housing market will improve in the near-term and, accordingly, additional downgrades, provisions for loan losses and charge-offs related to our loan portfolio may occur.

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

The financial services industry is very competitive

We face competition in attracting and retaining deposits, making loans, and providing other financial services throughout our market area.  Our competitors include other community banks, larger banking institutions, and a wide range of other financial institutions such as credit unions, government-sponsored enterprises, mutual fund companies, insurance companies and other nonbanking businesses.  Many of these competitors have substantially greater resources than us.  For a more complete discussion of our competitive environment, see “Business – Competition” in Item 1 above. If we are unable to compete effectively, we will lose market share, and income from deposits, loans and other products may be reduced.

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

Item 1B
Unresolved Staff Comments

None.

Item 2
Properties

The principal properties of the Registrant consist of the properties of the Banks.  For a description of the properties of the Banks, see "Item 1 – Business of the Company and Subsidiary Banks” included elsewhere in this Annual Report.

Item 3
Legal Proceedings

The Company and its subsidiaries may become parties to various legal proceedings arising from the normal course of business.  As of December 31, 2007, there are no material pending legal proceedings to which Colony or its subsidiaries are a party or of which any of its property is the subject.

Item 4
Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Registrant's stockholders during the fourth quarter of 2007.

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

Year Ended December 31, 2007	High	Low	Close	Dividends Per Share

Fourth Quarter	$19.00	$14.55	$15.20	$0.095
Third Quarter	20.50	16.47	17.35	0.093
Second Quarter	21.85	18.88	19.48	0.090
First Quarter	20.76	17.55	20.76	0.088

Year Ended December 31, 2006

Fourth Quarter	20.52	17.25	17.70	0.085
Third Quarter	22.07	19.04	20.90	0.083
Second Quarter	22.63	17.10	22.34	0.080
First Quarter	27.55	21.05	22.04	0.078

Part II (Continued)
Item 5 (Continued)
Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities (Continued)

The Registrant paid cash dividends on its common stock of $2,629,381 or $0.365 per share and $2,336,865 or $0.325 per share in 2007 and 2006, respectively.

As of December 31, 2007, the Company had approximately 2,107 stockholders of record.  There were no sales of unregistered securities of the Company in 2007.

Performance Graph

The graph presented below compares the cumulative total stockholder return on Colony Bankcorp, Inc.’s common stock to the cumulative total return of the NASDAQ Composite and the SNL Southeast Bank Index for the five fiscal years, which commenced January 1, 2003 and ended December 31, 2007.  The cumulative total stockholder return assumes the investment of $100 in Colony Bankcorp, Inc.’s common stock and in each index on December 31, 2002 and assumes reinvestment of dividends.  The NASDAQ Composite Index is a publicly available measure of over 3,000 companies including NASDAQ domestic and international based common type stocks listed on The NASDAQ Stock Market.  The SNL Southeast Bank Index is a compilation of the total stockholder return of all publicly-traded bank holding companies headquartered in the Southeastern United States.

Comparison of Five-Year Cumulative Total Stockholder Return

		Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Colony Bankcorp, Inc.	100.00	160.35	273.31	253.65	182.70	160.15
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
SNL Southeast Bank Index	100.00	125.58	148.92	152.44	178.75	134.65

Source:  SNL Financial LC

Part II (Continued)
Item 5 (Continued)
Issuer Purchase of Equity Securities

The Company purchased no shares of the Company’s common stock during the quarter ended December 31, 2007.

Item 6
Selected Financial Data

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands, except per share data)

Selected Balance Sheet Data
Total Assets	$1,208,777	$1,213,504	$1,108,338	$997,591	$868,606
Total Loans, Net of Unearned Interest and Fees	944,978	941,772	858,815	778,643	654,177
Total Deposits	1,018,602	1,042,446	944,365	850,329	732,318
Investment Securities	167,191	149,307	124,326	112,593	110,408
Federal Home Loan Bank Stock	5,533	5,087	5,034	4,479	3,000
Stockholders’ Equity	83,743	76,611	68,128	61,763	55,976
Selected Income Statement Data
Interest Income	90,159	83,280	63,634	51,930	46,418
Interest Expense	47,701	41,392	26,480	18,383	18,414

Net Interest Income	42,458	41,888	37,154	33,547	28,004
Provision for Loan Losses	5,931	3,987	3,444	3,469	4,060
Other Income	7,817	7,350	6,152	6,424	7,128
Other Expense	31,579	29,882	26,076	24,271	20,864

Income Before Tax	12,765	15,369	13,786	12,231	10,208
Income Tax Expense	4,218	5,217	4,809	4,162	3,392

Net Income	$8,547	$10,152	$8,977	$8,069	$6,816

Weighted Average Shares Outstanding (1)	7,189	7,177	7,168	7,131	7,127
Shares Outstanding (1)	7,201	7,190	7,181	7,172	7,160
Intangible Assets	$2,815	$2,851	$2,932	$3,047	$691
Dividends Declared	2,629	2,337	2,058	1,808	1,555
Average Assets	1,204,165	1,160,718	1,034,777	938,283	816,666
Average Stockholders’ Equity	80,595	71,993	65,146	59,037	53,843
Net Charge-Offs	2,407	2,760	2,694	1,973	2,908
Reserve for Loan Losses	15,513	11,989	10,762	10,012	8,516
OREO	1,332	970	2,170	1,127	2,724
Nonperforming Loans	15,016	8,078	8,593	8,809	7,492
Nonperforming Assets	16,348	9,048	10,763	9,936	10,216
Average Interest-Earning Assets	1,141,652	1,097,716	979,966	887,331	774,984
Noninterest-Bearing Deposits	86,112	77,336	78,778	68,169	64,044

Part II (Continued)
Item 6 (Continued)

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands, except per share data)
Per Share Data: (1)
Net Income (Diluted)	$1.19	$1.41	$1.25	$1.13	$0.95
Book Value	11.63	10.66	9.49	8.61	7.82
Tangible Book Value	11.24	10.26	9.08	8.19	7.72
Dividends	0.365	0.325	0.285	0.252	0.217
Profitability Ratios:
Net Income to Average Assets	0.71%	0.87%	0.87%	0.86%	0.83%
Net Income to Average Stockholders' Equity	10.60	14.10	13.78	13.67	12.66
Net Interest Margin	3.75	3.84	3.81	3.81	3.65
Loan Quality Ratios:
Net Charge-Offs to Total Loans	0.25	0.29	0.31	0.25	0.44
Reserve for Loan Losses to Total Loans and OREO	1.64	1.27	1.25	1.28	1.30
Nonperforming Assets to Total Loans and OREO	1.73	0.96	1.25	1.27	1.56
Reserve for Loan Losses to Nonperforming Loans	103.31	148.42	125.24	113.66	113.67
Reserve for Loan Losses to Total Nonperforming Assets	94.89	132.50	99.99	100.76	83.36
Liquidity Ratios:
Loans to Total Deposits	92.77	90.34	90.94	91.57	89.33
Loans to Average Earning Assets	82.77	85.79	87.64	87.75	84.41
Noninterest-Bearing Deposits to Total Deposits	8.45	7.42	8.34	8.02	8.75
Capital Adequacy Ratios:
Common Stockholders' Equity to Total Assets	6.93	6.31	6.15	6.19	6.45
Total Stockholders' Equity to Total Assets	6.93	6.31	6.15	6.19	6.45
Dividend Payout Ratio	30.67	23.05	22.80	22.30	22.84

(1)	All per share data adjusted to reflect 5-for-4 stock split effective May 15, 2005.

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

Application of Critical Accounting Policies and Accounting Estimates

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry.  The Company’s financial position and results of operations are affected by management’s application of accounting policies, including judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures.  Different assumptions in the application of these policies could result in material changes in the Company’s financial position and/or results of operations.  Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results of operations, and they require management to make estimates that are difficult and subjective.

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

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of December 31, 2007 and 2006, and results of operations for each of the years in the three-year period ended December 31, 2007. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 34 percent  federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.

Dollar amounts in tables are stated in thousands, except for per share amounts.

Part II (Continued)
Item 7 (Continued)

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense.  Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets.  Net income totaled $8.55 million, or $1.19 diluted per common share in 2007 compared to $10.15 million, or $1.41 diluted per common share in 2006 and $8.98 million, or $1.25 diluted per common share in 2005.

Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

	2007	2006	2005

Taxable–Equivalent Net Interest Income	$42,817	$42,158	$37,381
Taxable-Equivalent Adjustment	359	270	227

Net Interest Income	42,458	41,888	37,154
Provision for Possible Loan Losses	5,931	3,987	3,444
Noninterest Income	7,817	7,350	6,152
Noninterest Expense	31,579	29,882	26,076

Income Before Income Taxes	12,765	15,369	13,786
Income Taxes	4,218	5,217	4,809

Net Income	$8,547	$10,152	$8,977

Earnings per Common Share:
Basic	$1.19	$1.41	$1.25
Diluted	$1.19	$1.41	$1.25

Return on Average Assets	0.71%	0.87%	0.87%

Return on Average Equity	10.60%	14.10%	13.78%

Part II (Continued)
Item 7 (Continued)

Net income for 2007 decreased $1.61 million, or 15.81 percent, compared to 2006.  The decrease was primarily the result of a $1.95 million increase in provision for loan losses and an increase of $1.70 million in noninterest expense.  The impact of these items was partly offset by a $0.57 million increase in net interest income, an increase of $0.47 million in noninterest income and a decrease of $1 million in income tax expense.  Net income for 2006 increased $1.18 million, or 13.09 percent, compared to 2005.  The increase was primarily the result of a $4.74 million increase in net interest income and an increase of $1.20 million in noninterest income.  The impact of these items was partly offset by a $3.81 million increase in noninterest expense, an increase of $0.54 million in provision for loan losses and an increase of $0.41 million in income tax expense.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 84.45 percent of total revenue during 2007 and 85.07 percent during 2006.

Net interest margin is the taxable-equivalent net interest income as a percentage of average earning assets for the period.  The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Company’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, ended with a prime interest rate of 4.75 percent, 4.25 percent, 4.00 percent, 5.25 percent, 7.25 percent, 8.25 percent and 7.25 percent, respectively, as of year-end 2001, 2002, 2003, 2004, 2005, 2006 and 2007.  The federal funds rate moved similar to prime rate with an interest rate of 1.75 percent, 1.25 percent, 1.00 percent, 2.25 percent, 4.25 percent, 5.25 percent and 4.25 percent, respectively, as of year-end 2001, 2002, 2003, 2004, 2005, 2006 and 2007.  With the current housing and real estate concerns along with recessionary fears, it is anticipated that the Federal Reserve will continue reducing interest rates during 2008.  The impact of further interest rate cuts will put further pressure on the Company’s net interest margin.

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

	Changes From 2006 to 2007 (a)			Changes From 2005 to 2006 (a)
($ in thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest Income
Loans, Net-Taxable	$2,855	$3,028	$5,883	$6,633	$10,156	$16,789

Investment Securities
Taxable	704	627	1,331	680	1,208	1,888
Tax-Exempt	278	(7)	271	75	19	94
Total Investment Securities	982	620	1,602	755	1,227	1,982

Interest-Bearing Deposits in
Other Banks	6	4	10	(1)	48	47
Federal Funds Sold	(613)	56	(557)	86	683	769
Other Interest-Earning Assets	6	24	30	11	91	102
Total Interest Income	3,236	3,732	6,968	7,484	12,205	19,689

Interest-Expense
Interest-Bearing Demand and
Savings Deposits	72	328	400	108	1,257	1,365
Time Deposits	1,090	4,631	5,721	3,258	9,397	12,655
Total Interest Expense
On Deposits	1,162	4,959	6,121	3,366	10,654	14,020

Other Interest-Bearing Liabilities
Federal Funds Purchased	29	1	30	4	9	13
Subordinated Debentures	272	(145)	127	242	368	610
Other Debt	18	13	31	(32)	301	269

Total Interest Expense	1,481	4,828	6,309	3,580	11,332	14,912
Net Interest Income (Loss)	$1,755	$(1,096)	$659	$3,904	$873	$4,777

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

Our exposure to interest rate risk is reviewed at least quarterly by our Board of Directors and the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine our change in net portfolio value in the event of assumed changes in interest rates. In order to reduce the exposure to interest rate fluctuations, we have implemented strategies to more closely match our balance sheet composition. The Company has engaged SunTrust Bank to run a quarterly asset/liability model for interest rate risk analysis.  We are generally focusing our investment activities on securities with terms or average lives in the 3-7 year range.

The Company maintains about 37 percent of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years. The liabilities to fund assets are primarily in short-term certificates of deposit that mature within one year. This balance sheet composition has allowed the Company to be relatively constant with its net interest margin the past several years, though the unprecedented 475 basis point decrease by U.S. Federal Reserve in 2001, 50 basis point decrease in 2002 and 25 basis point decrease in 2003 resulted in significant net interest margin pressure. During 2004 interest rates increased 125 basis points, during 2005 interest rates increased 200 basis points, during 2006 interest rates increased 100 basis points and during 2007 interest rates decreased 100 basis points.  The shift to increased rates the prior three years resulted in improved and stable net interest margins; however, the significant rate decrease the last four months of 2007 resulted in margin compression for the Company.  Net interest margin decreased to 3.75 percent for 2007 compared to 3.84 percent for 2006 and 3.81 percent for 2005.  We anticipate some contraction in the net interest margin for 2008 given the Federal Reserve’s present declining rate forecast for 2008.  Should the Federal Reserve’s stance be further rate cuts, the Company would be challenged with net interest rate compression.

Part II (Continued)
Item 7 (Continued)

Taxable-equivalent net interest income for 2007 increased $0.66 million, or 1.56 percent, compared to 2006, while taxable-equivalent net interest income for 2006 increased by $4.78 million, or 12.78 percent, compared to 2005.  The fluctuation between the comparable periods resulted from the positive impact of growth in the average volume of earning assets and a negative impact from the increasing average interest rates.  The average volume of earning assets during 2007 increased almost $43.9  million compared to 2006 while over the same period the net interest margin decreased to 3.75 from 3.84 percent.  Similarly, the average volume of earning assets during 2006 increased $117.8 million compared to 2005 while over the same period the net interest margin increased to 3.84 percent from 3.81 percent.  Growth in average earning assets during 2007 and 2006 was primarily in loans. The reduction in the net interest margin in 2007 was primarily the result of the Federal Reserve reducing interest rates 100 basis points the last four months of the year along with sluggish loan growth in 2007.

The average volume of loans increased $34.6 million in 2007 compared to 2006 and increased $93.0 million in 2006 compared to 2005.  The average yield on loans increased 32 basis points in 2007 compared to 2006 and increased 111 basis points in 2006 compared to 2005.  Funding for this growth was primarily provided by deposit growth. The average volume of deposits increased $30.6 million in 2007 compared to 2006 and increased $112.9 million in 2006 compared to 2005.  Interest-bearing deposits made up 89.6 percent of the growth in average deposits in 2007 and 95.5 percent of the growth in average deposits in 2006.  Accordingly, the ratio of average interest-bearing deposits to total average deposits was 92.5 percent in 2007, 92.6 percent in 2006 and 92.2 percent in 2005.  This deposit mix, combined with a general increase in interest rates, had the effect of (i) increasing the average cost of total deposits by 49 basis points in 2007 compared to 2006 and increasing the average cost of total deposits by 112 basis points in 2006 compared to 2005, and (ii) mitigating a portion of the impact of increasing yields on earning assets on the Company’s net interest income.

The Company’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.34 percent in 2007 compared to 3.50 percent in 2006 and 3.56 percent in 2005.  The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment.  A discussion of the effects of changing interest rates on net interest income is set forth in Quantitative and Qualitative Disclosures About Interest Rate Sensitivity included elsewhere in this report.

Provision for Possible Loan Losses

The provision for possible loan losses is determined by management as the amount to be added to the allowance for possible loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio.  The provision for possible loan losses totaled $5.93 million in 2007 compared to $3.99 million in 2006 and $3.44 million in 2005.  See the section captioned “Allowance for Possible Loan Losses” elsewhere in this discussion for further analysis of the provision for possible loan losses.

Part II (Continued)
Item 7 (Continued)

Noninterest Income

The components of noninterest income were as follows:

	2007	2006	2005

Service Charges on Deposit Accounts	$4,771	$4,580	$4,128
Other Charges, Commissions and Fees	921	831	708
Other	974	1,171	822
Mortgage Fee Income	967	768	494
Securities Gains	184	-	-

	$7,817	$7,350	$6,152

Total noninterest income for 2007 increased $0.47 million, or 6.35 percent, compared to 2006 while total noninterest income for 2006 increased $1.20 million, or 19.47 percent, compared to 2005.  The increase in 2007 noninterest income compared to 2006 was primarily in mortgage fee income and service charges on deposits accounts, while the increase in 2006 noninterest income compared to 2005 was primarily in mortgage fee income, service charges on deposit accounts and other.  Changes in these items and the other components of noninterest income are discussed in more detail below.

Service Charges on Deposit Accounts.  Service charges on deposit accounts for 2007 increased $191 thousand, or 4.17 percent, compared to 2006.  The increase was primarily due to an increase in overdraft fees assessed and increased volume of consumer and business accounts.  Service charges on deposit accounts for 2006 increased $452 thousand, or 10.95 percent, compared to 2005.  The increase was primarily due to an increase in overdraft fees, which were mostly related to consumer accounts.

Mortgage Fee Income.  Mortgage fee income for 2007 increased $199 thousand, or 25.91 percent, compared to 2006.  The increase was primarily due to a company-wide focus on mortgage loans to be sold into the secondary market.  Of significance was the increased activity in the larger MSA markets that the Company has operations.  Mortgage fee income for 2006 increased $274 thousand, or 55.47 percent, compared to 2005.

All Other Noninterest Income.  The aggregate of all other noninterest income accounts increased $77 thousand, or 3.85 percent, compared to 2006.  The increase was primarily due to gains realized from the sale of securities of $184 thousand for 2007 compared to no security gains in 2006, or an increase of $184 thousand.  In addition ATM fee income increased to $765 thousand for 2007 compared to $652 thousand for 2006, or an increase of $113 thousand and fee income on check orders increased to $147 thousand for 2007 compared to $78 thousand for 2006, or an increase of $69 thousand.  These increases were offset by a reduction in gains realized from the sale of SBA and FSA governmental loans as gains realized were $150 thousand for 2007 compared to $512 thousand for 2006, or a reduction of $362 thousand.

Part II (Continued)
Item 7 (Continued)

The aggregate of all other noninterest income accounts increased $472 thousand, or 30.85 percent, compared to 2005.  The increase was primarily due to gains realized from the sale of SBA and FSA governmental loans that increased to $512 thousand for 2006 compared to $42 thousand for 2005, or an increase of $470 thousand.  Also, ATM fee income increased to $652 thousand for 2006 compared to $526 thousand for 2005, or an increase of $126 thousand.  These increases were offset by fee income recorded on director and executive officer deferred compensation and retirement plans that decreased to $148 thousand for 2006 compared to $329 thousand for 2005, or a decrease of $181 thousand.  For 2005 fee income on deferred compensation included a one-time entry from the demutualization of insurance companies used to fund the plan.

Noninterest Expense

The components of noninterest expense were as follows:

	2007	2006	2005

Salaries and Employee Benefits	$17,866	$16,870	$14,128
Occupancy and Equipment	4,039	4,035	3,778
Other	9,674	8,977	8,170

	$31,579	$29,882	$26,076

Total noninterest expense for 2007 increased $1.70 million, or 5.68 percent compared to 2006 while total noninterest expense for 2006 increased $3.81 million, or 14.60 percent, compared to 2005.  Growth in noninterest expense in 2007 and 2006 was primarily in salaries, employee benefits, occupancy and equipment expense and other noninterest expenses. These items and the changes in the various components of noninterest expense are discussed in more detail below.

Salaries and Employee Benefits.  Salaries and benefits expense for 2007 increased $996 thousand, or 5.90 percent, compared to 2006.  The increase is primarily related to increases in head count, merit increases, payroll taxes and health insurance expense.  The slight increase in head count was primarily staffing needs in the back office support area as no new offices were opened during 2007.  Areas of addition included technology, human resources and administrative support.  These increases were offset by a reduction in incentive and profit sharing expense as payouts were approximately $442 thousand less than in 2006 due to the Company’s performance in which targeted goals with the incentive and profit sharing plan were not met.

Salaries and benefits expense for 2006 increased $2.74 million, or 19.41 percent, compared to 2005.  The increase is primarily related to increases in head count, merit increases and denovo branching.  During 2006, new offices were opened in Centerville and Columbus, Georgia while new offices opened in Valdosta and Savannah, Georgia during 2005 were online all of 2006 compared to being online part of 2005.

Part II (Continued)
Item 7 (Continued)

Occupancy and Equipment.  Net occupancy expense for 2007 remained flat compared to 2006.  The Company matched up with net occupancy and equipment expense for 2006 primarily because there were no new offices opened during 2007.  Net occupancy expense for 2006 increased $257 thousand, or 6.80 percent, compared to 2005.  The Company experienced increased net occupancy and equipment expense for 2006 resulting from two new offices opened during 2006.  The impact of new offices opened during 2006 resulted in higher maintenance, insurance, utilities and depreciation.

All Other Noninterest Expense.  All other noninterest expense for 2007 increased $697 thousand, or 7.76 percent.  Significant changes in noninterest expense were:  legal and professional fees increased to $1.14 million for 2007 compared to $1.07 million for 2006, or an increase of $70 thousand; ATM expense increased to $462 thousand for 2007 compared to $377 thousand for 2006, or an increase of $85 thousand; software and license fee expense increased to $424 thousand for 2007 compared to $341 thousand for 2006, or an increase of $83 thousand; deferred compensation expense increased to $238 thousand for 2007 compared to $165 thousand for 2006, or an increase of $73 thousand and amortization expense on trust preferred securities increased to $295 thousand for 2007 compared to $30 thousand for 2006, or an increase of $265 thousand.  The Company exercised call options on trust preferred securities to refinance at lower interest rates and expensed the unamortized fees on the two trust preferred securities.

All other noninterest expense for 2006 increased $807 thousand, or 9.88 percent, compared to 2005.  The increase is primarily due to additional overhead associated with new offices opened along with significant changes in noninterest expense as follows:  loss on sale of other real estate decreased to $20 thousand for 2006 compared to $185 thousand for 2005, or a decrease of $165 thousand; other real estate and repossession expense increased to $162 thousand for 2006 compared to $127 thousand for 2005, or an increase of $35 thousand; legal and professional fees increased to $1.071 million for 2006 compared to $765 thousand for 2005, or an increase of $306 thousand; ATM expense increased to $377 thousand for 2006 compared to $322 thousand for 2005, or an increase of $55 thousand; director fees increased to $639 thousand for 2006 compared to $617 thousand for 2005, or an increase of $22 thousand; stationery and supplies increased to $559 thousand for 2006 compared to $514 thousand for 2005, or an increase of $45 thousand; postage expense increased to $386 thousand for 2006 compared to $348 thousand for 2005, or an increase of $38 thousand; and advertising expense increased to $653 thousand for 2006 compared to $457 thousand for 2005, or an increase of $196 thousand.

Sources and Uses of Funds

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the assets in which those funds are invested as a percentage of the Company’s average total assets for the period indicated. Average assets totaled $1,204 million in 2007 compared to $1,161 million in 2006 and $1,035 million in 2005.

Part II (Continued)
Item 7 (Continued)

	2007		2006		2005
Sources of Funds
Deposits
Noninterest-Bearing	$76,509	6.4%	$73,334	6.3%	$68,259	6.6%
Interest-Bearing	945,028	78.5	917,634	79.1	809,850	78.3
Federal Funds Purchased	1,130	-	563	-	449	-
Subordinated Debentures and Other Borrowed Money	92,211	7.7	88,512	7.6	85,675	8.3
Other Noninterest-Bearing Liabilities	8,692	0.7	8,682	0.8	5,398	0.5
Equity Capital	80,595	6.7	71,993	6.2	65,146	6.3

	$1,204,165	100.0%	$1,160,718	100.0%	$1,034,777	100.0%

Uses of Funds
Loans	$934,495	77.6%	$901,162	77.6%	$809,401	78.2%
Investment Securities	157,033	13.0	135,538	11.7	113,704	11.0
Federal Funds Sold	28,863	2.4	41,307	3.6	38,692	3.7
Interest-Bearing Deposits	2,879	0.2	2,753	0.2	2,792	0.3
Other Interest-Earning Assets	5,308	0.5	5,192	0.4	4,878	0.5
Other Noninterest-Earning Assets	75,587	6.3	74,766	6.5	65,310	6.3

	$1,204,165	100.0%	$1,160,718	100.0%	$1,034,777	100.0%

Deposits continue to be the Company’s primary source of funding.  Over the comparable periods, the relative mix of deposits continues to be high in interest-bearing deposits.  Interest-bearing deposits totaled 92.51 percent of total average deposits in 2007 compared to 92.60 percent in 2006 and 92.23 percent in 2005.

The Company primarily invests funds in loans and securities.  Loans continue to be the largest component of the Company’s mix of invested assets.  Loan demand was sluggish in 2007 as total loans were $945.3 million at December 31, 2007, up 0.32 percent, compared to loans of $942.3 million at December 31, 2006, while total loans at December 31, 2006 were up 9.68 percent compared to loans of $859.1 million at December 31, 2005.  See additional discussion regarding the Company’s loan portfolio in the section captioned “Loans” included below.  The majority of funds provided by deposit growth have been invested in loans.

Part II (Continued)
Item 7 (Continued)

Loans

The following table presents the composition of the Company’s loan portfolio as of December 31 for the past five years.

	2007	2006	2005	2004	2003

Commercial, Financial and Agricultural	$52,323	$61,887	$48,849	$44,284	$44,590
Real Estate
Construction	211,484	193,952	152,944	100,774	56,374
Mortgage, Farmland	42,439	40,936	37,152	38,245	33,097
Mortgage, Other	544,655	549,601	529,599	500,869	428,197
Consumer	72,350	76,930	73,473	73,685	73,020
Other	22,028	18,967	17,100	20,823	18,932

	945,279	942,273	859,117	778,680	654,210

Unearned Interest and Fees	(301)	(501)	(302)	(37)	(33)
Allowance for Loan Losses	(15,513)	(11,989)	(10,762)	(10,012)	(8,516)

Loans	$929,465	$929,783	$848,053	$768,631	$645,661

The following table presents total loans as of December 31, 2007 according to maturity distribution and/or repricing opportunity on adjustable rate loans.

Maturity and Repricing Opportunity	($ in thousands)

One Year or Less	$621,825
After One Year through Three Years	269,055
After Three Years through Five Years	42,869
Over Five Years	11,530

$945,279

Overview. Loans totaled $945.3 million at December 31, 2007, up 0.32 percent from December 31, 2006 loans of $942.3 million.  The majority of the Company’s loan portfolio is comprised of the real estate loans-other, real estate construction and installment loans to individuals.  Real estate-other, which is primarily 1-4 family residential properties and nonfarm nonresidential properties, made up 57.62  percent and 58.33 percent of total loans, real estate construction made up 22.37 percent and 20.58  percent while installment loans to individuals made up 7.65 percent and 8.16 percent of total loans at December 31, 2007 and December 31, 2006, respectively.  Real estate loans-other include both commercial and consumer balances.

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

Part II (Continued)
Item 7 (Continued)

Commercial purpose, commercial real estate and industrial loans are underwritten similar to other loans throughout the Company.  The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location.  This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry.  Management monitors and evaluates commercial real estate loans based on collateral, geography, and risk grade criteria.  The Company also utilizes information provided by third-party agencies to provide additional insight and guidance about economic conditions and trends affecting the markets it serves.

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

Commercial, Financial and Agricultural.  Commercial, financial and agricultural loans at December 31, 2007 decreased 15.45 percent from December 31, 2006 to $52.3 million. The Company’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Company’s loan policy guidelines.

Industry Concentrations. As of December 31, 2007 and December 31, 2006, there were no concentrations of loans within any single industry in excess of 10 percent of total loans, as segregated by Standard Industrial Classification code (SIC code). The SIC code is a federally designed standard industrial numbering system used by the Company to categorize loans by the borrower’s type of business.

Part II (Continued)
Item 7 (Continued)

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

Large Credit Relationships.  Colony is currently in eighteen counties in south and central Georgia and include metropolitan markets in Dougherty, Lowndes, Houston, Chatham and Muscogee counties.  As a result, the Company originates and maintains large credit relationships with several commercial customers in the ordinary course of business.  The Company considers large credit relationships to be those with commitments equal to or in excess of $5.0 million prior to any portion being sold.  Large relationships also include loan participations purchased if the credit relationship with the agent is equal to or in excess of $5.0 million.  In addition to the Company’s normal policies and procedures related to the origination of large credits, the Company’s Central Credit Committee must approve all new and renewed credit facilities which are part of large credit relationships.  The following table provides additional information on the Company’s large credit relationships outstanding at December 31, 2007 and December 31, 2006.

	December 31, 2007			December 31, 2006

	Number of	Period End Balances		Number of	Period End Balances
	Relationships	Committed	Outstanding	Relationships	Committed	Outstanding
Large Credit Relationships
$10 Million and Greater	3	$38,957	$23,441	2	$25,692	$18,365
$5 Million to $9.9 Million	15	92,595	89,677	12	69,485	62,914

Maturities and Sensitivities of Loans to Changes in Interest Rates.  The following table presents the maturity distribution of the Company’s loans at December 31, 2007. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate.

	Due in One Year or Less	After One, but Within Three Years	After Three, but Within Five Years	After Five Years	Total

Loans with Fixed Interest Rates	$271,926	$268,710	$42,812	$11,183	$594,631
Loans with Floating Interest Rates	349,899	345	57	347	350,648

	$621,825	$269,055	$42,869	$11,530	$945,279

The Company may renew loans at maturity when requested by a customer whose financial strength appears to support such renewal or when such renewal appears to be in the Company’s best interest. In such instances, the Company generally requires payment of accrued interest and may adjust the rate of interest, require a principal reduction or modify other terms of the loan at the time of renewal.

Part II (Continued)
Item 7 (Continued)

Nonperforming Assets and Potential Problem Loans

Year-end nonperforming assets and accruing past due loans were as follows:

	2007	2006	2005	2004	2003

Loans Accounted for on Nonaccrual	$14,956	$8,069	$8,579	$7,856	$7,251
Loans Past Due 90 Days or More	60	9	14	953	241
Renegotiated Loans	-	-	-	-	-
Other Real Estate Foreclosed	1,332	970	2,170	1,127	2,724
Total Nonperforming Assets	$16,348	$9,048	$10,763	$9,936	$10,216

Nonperforming Assets as a Percentage of
Total Loans and Foreclosed Assets	1.73%	0.96%	1.25%	1.27%	1.56%
Total Assets	1.35%	0.75%	0.97%	1.00%	1.18%
Accruing Past Due Loans
30–89 Days Past Due	$15,681	$10,593	$6,829	$8,302	$6,703
90 or More Days Past Due	60	9	14	953	241
Total Accruing Past Due Loans	$15,741	$10,602	$6,843	$9,255	$6,944

Nonperforming assets include nonaccrual loans, loans past due 90 days or more, restructured loans and foreclosed real estate.  Nonperforming assets at December 31, 2007 increased 80.68 percent from December 31, 2006.  The increase in nonperforming assets was primarily attributable to the under performance of residential real estate and land development loans given the downturn in the real estate market the last half of 2007.

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

Part II (Continued)
Item 7 (Continued)

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

Management evaluates the adequacy of the allowance for each of these components on a quarterly basis.  Peer comparisons, industry comparisons and regulatory guidelines are also used in the determination of the general valuation allowance.

Loans identified as losses by management, internal loan review and/or bank examiners are charged off.

Part II (Continued)
Item 7 (Continued)

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

	2007		2006		2005		2004		2003
	Reserve	%*	Reserve	%*	Reserve	%*	Reserve	%*	Reserve	%*

Commercial, Financial and Agricultural	$3,645	6%	$3,597	7%	$3,229	6%	$3,004	6%	$2,470	7%
Real Estate – Construction	2,560	22	719	21	646	18	501	13	340	9
Real Estate – Farmland	621	4	599	4	538	4	501	5	426	5
Real Estate – Other	5,430	58	3,896	58	3,498	62	3,304	64	2,981	65
Loans to Individuals	2,404	8	2,398	8	2,152	8	2,002	9	1,703	11
All Other Loans	853	2	780	2	699	2	700	3	596	3

	$15,513	100%	$11,989	100%	$10,762	100%	$10,012	100%	$8,516	100%

*Loan balance in each category expressed as a percentage of total end of period loans.

Activity in the allowance for loan losses is presented in the following table. There were no charge-offs or recoveries related to foreign loans during any of the periods presented.

Part II (Continued)
Item 7 (Continued)

The following table presents an analysis of the Company’s loan loss experience for the periods indicated.

($ in thousands)	2007	2006	2005	2004	2003

Allowance for Loan
Losses at Beginning of Year	$11,989	$10,762	$10,012	$8,516	$7,364

Charge-Offs
Commercial, Financial and Agricultural	957	1,351	767	463	1,790
Real Estate	1,862	854	678	692	570
Consumer	793	697	1,369	618	507
All Other	296	471	232	363	203

	3,908	3,373	3,046	2,136	3,070

Recoveries
Commercial, Financial and Agricultural	109	420	176	9	30
Real Estate	992	20	18	36	39
Consumer	312	156	83	90	58
All Other	88	17	75	28	35

	1,501	613	352	163	162

Net Charge-Offs	2,407	2,760	2,694	1,973	2,908

Provision for Loan Losses	5,931	3,987	3,444	3,469	4,060

Allowance for Loan Losses at End of Year	$15,513	$11,989	$10,762	$10,012	$8,516

Ratio of Net Charge-Offs to Average Loans	0.25%	0.30%	0.33%	0.27%	0.46%

The allowance for possible loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The provision for loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for loan losses increased $1.94 million from $3.99 million in 2006 to $5.93 million in 2007. Provisions were higher in 2007 compared to 2006 primarily due to the elevated risk of residential real estate and land development loans given the downturn in the real estate market the last half of 2007.  Nonperforming assets as a percentage of total loans and foreclosed assets increased to 1.73 percent at December 31, 2007 compared to 0.96 percent a year ago.  During 2006, provision for loan losses increased $0.54 million from the $3.44 million recorded in 2005.

Net charge-offs in 2007 decreased $353 thousand compared to 2006 while net charge-offs in 2006 increased $66 thousand compared to 2005.  Net charge-offs the past three years have been consistent; however, we anticipate an increase in 2008 as many problem credits have not had time to run through the current cycle and brought to any resolution.

Part II (Continued)
Item 7 (Continued)

Management believes the level of the allowance for loan losses was appropriate as of December 31, 2007. Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for possible loan losses.

Investment Portfolio

The following table presents carrying values of investment securities held by the Company as of December 31, 2007, 2006 and 2005.

($ in thousands)	2007	2006	2005

U.S. Treasuries and Government Agencies	$37,095	$54,366	$38,446
Obligations of State and Political Subdivisions	13,984	11,811	9,270
Corporate Obligations	5,787	3,745	3,023
Asset Backed Securities	1,000	-	-
Marketable Equity Securities	2	349	300

Investment Securities	57,868	70,271	51,039

Mortgage Backed Securities	109,323	79,036	73,287

Total Investment Securities and Mortgage Backed Securities	$167,191	$149,307	$124,326

The following table represents expected maturities and weighted-average yields of investment securities held by the Company as of December 31, 2007.  (Mortgage backed securities are based on the average life at the projected speed, while Agencies, State and Political Subdivisions and Corporate Obligations reflect anticipated calls being exercised.)

	Within 1 Year		After 1 Year But Within 5 Years		After 5 Years But Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Government Agencies	$14,121	3.92%	$21,475	4.98%	$1,499	5.80%	$-	-
Mortgage Backed Securities	6,623	4.28	48,143	4.73	44,823	5.32	9,734	5.54%
Obligations of State and Political Subdivisions	1,869	4.34	6,782	5.09	5,333	5.90	-	-
Corporate Obligations	2,246	6.64	-	-	3,541	5.48	-	-
Marketable Equity Securities	-	-	1,000	6.33	-	-	2

Total Investment Portfolio	$24,859	4.29%	$77,400	4.85%	$55,196	5.40%	$9,736	5.54%

Part II (Continued)
Item 7 (Continued)

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

At December 31, 2007, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10 percent of the Company’s stockholders’ equity.

The average yield of the securities portfolio was 4.77 percent in 2007 compared to 4.34 percent in 2006 and 3.43 percent in 2005. The increase in the average yield from 2006 to 2007 primarily resulted from the investment of new funds at higher rates due to Federal Reserve’s rate hike during 2006.  The overall growth in the securities portfolio over the comparable periods was primarily funded by deposit growth.

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the years 2007, 2006 and 2005.

	2007		2006		2005
	Average	Average	Average	Average	Average	Average
($ in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest-Bearing Demand Deposits	$76,509		$73,334		$68,259
Interest-Bearing Demand and Savings	214,111	2.13%	210,461	1.97%	202,618	1.38%
Time Deposits	730,917	5.22	707,173	4.59	607,232	3.26

Total Deposits	$1,021,537	4.18%	$990,968	3.69%	$878,109	2.57%

The following table presents the maturities of the Company's other time deposits as of December 31, 2007.

	Other Time Deposits	Other Time Deposits
($ in thousands)	$100,000 or Greater	Less Than $100,000	Total

Months to Maturity
3 or Less	$81,144	$91,536	$172,680
Over 3 through 12	229,828	230,430	460,258
Over 12 Months	36,247	41,413	77,660

	$347,219	$363,379	$710,598

Part II (Continued)
Item 7 (Continued)

Average deposits increased $30.6 million in 2007 compared to 2006 and $112.9 million in 2006 compared to 2005.  The increase in 2007 included $3.2 million or 10.4 percent, related to noninterest-bearing deposits while the increase in 2006 included $5.1 million, or 4.5 percent related to noninterest-bearing deposits.  Accordingly, the ratio of average noninterest-bearing deposits to total average deposits was 7.5 percent in 2007 from 7.4 percent in 2006 and 7.8 percent in 2005.  The general increase in market rates had the effect of (i) increasing the average cost of interest-bearing deposits by 53 basis points in 2007 compared to 2006 and increasing the average cost of interest-bearing deposits by 120 basis points in 2006 compared to 2005; and (ii) mitigating a portion of the impact of increasing yields on earning assets on the Company’s net interest income.

Total average interest-bearing deposits increased $27.4 million, or 2.99 percent in 2007 compared to 2006 and increased $107.8 million, or 13.31 percent, in 2006 compared to 2005.  The growth in average deposits in 2007 compared to 2006 was primarily in other time deposit accounts.  With the current interest rate environment, it appears that many customers are choosing to maintain such funds in time deposit accounts, with the prevalent investment period continuing to be for one year time deposits.

The Company supplements deposit sources with brokered deposits.  As of December 31, 2007, the Company had $54.7 million, or 5.37 percent of total deposits, in brokered certificates of deposit attracted by external third parties.

Off-Balance Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of December 31, 2007. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

Part II (Continued)
Item 7 (Continued)

	Payments Due by Period
		More than 1	3 Years or	5 Years
	1 Year or	Year but Less	More but Less	or
	Less	Than 3 Years	Than 5 Years	More	Total
Contractual Obligations
Subordinated Debentures	$-	$-	$-	$24,229	$24,229
Federal Funds Purchased	1,346	-	-		1,346
Other Borrowed Money	100	-	-		100
Federal Home Loan Bank Advances	9,500	1,000	41,000	22,000	73,500
Operating Leases	123	183	176	57	539
Deposits with Stated Maturity Dates	632,938	63,905	13,699	56	710,598

	644,007	65,088	54,875	46,342	810,312
Other Commitments
Loan Commitments	93,105	-	-	-	93,105
Standby Letters of Credit	3,814	-	-	-	3,814
Construction Contracts	1,662	-	-	-	1,662

	98,581	-	-	-	98,581
Total Contractual Obligations and
Other Commitments	$742,588	$65,088	$54,875	$46,342	$908,893

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

Loan commitments outstanding at December 31, 2007 are included in the preceding table.

Standby Letters of Credit.  Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. The Company’s policies generally require that standby letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit outstanding at December 31, 2007 are included in the preceding table.

Part II (Continued)
Item 7 (Continued)

Capital and Liquidity

At December 31, 2007, stockholders’ equity totaled $83.7 million compared to $76.6 million at December 31, 2006. In addition to net income of $8.55 million, other significant changes in stockholders’ equity during 2007 included $2.63 million of dividends declared and an increase of $212 thousand resulting from the stock grant plan. The accumulated other comprehensive income component of stockholders’ equity totaled $272 thousand at December 31, 2007 compared to $(975) thousand at December 31, 2006. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale. Under regulatory requirements, the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. Tier 1 capital consists of common stock and qualifying preferred stockholders’ equity less goodwill.  Tier 2 capital consists of certain convertible, subordinated and other qualifying debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets.  The Company has no Tier 2 capital other than the allowance for loan losses and gain on marketable equity securities.

Using the capital requirements presently in effect, the Tier 1 ratio as of December 31, 2007 was 10.83 percent and total Tier 1 and 2 risk-based capital was 12.08 percent.  Both of these measures compare favorably with the regulatory minimum of 4 percent for Tier 1 and 8 percent for total risk-based capital.  The Company’s Tier 1 leverage ratio as of December 31, 2007 was 8.60 percent, which exceeds the required ratio standard of 4 percent.

For 2007, average capital was $80.6 million, representing 6.69 percent of average assets for the year.  This compares to 6.20 percent for 2006.

The Company paid a quarterly dividend of $0.0875, $0.09, $0.0925 and $0.095 per common share during the first, second, third and fourth quarters of 2007, respectively, and quarterly dividends of $0.0775, $0.08, $0.0825 and $0.085 per common share during the first, second, third and fourth quarters of 2006, respectively. This equates to a dividend payout ratio of 30.67 percent in 2007 and 23.05 percent in 2006.

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

Part II (Continued)
Item 7 (Continued)

The investment portfolio provides a ready means to raise cash if liquidity needs arise.  As of December 31, 2007, the Company held $167 million in bonds (excluding FHLB stock), at current market value in the available for sale portfolio.  At December 31, 2006, the available for sale bond portfolio totaled $149 million.  Only marketable investment grade bonds are purchased.  Although most of the Banks’ bond portfolios are encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for a sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it primarily determines the Company’s liquidity posture.  Colony had ratios of loans to deposits of 92.8 percent as of December 31, 2007 and 90.3 percent at December 31, 2006.  Management employs alternative funding sources when deposit balances will not meet loan demands.  The ratios of loans to all funding sources (excluding Subordinated Debentures) at December 31, 2007 and December 31, 2006 were 86.4 percent and 85.2 percent, respectively.  Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources.  The stability of the Banks’ core deposit base is an important factor in Colony’s liquidity position.  A heavy percentage of the deposit base is comprised of accounts of individuals and small businesses with comprehensive banking relationships and limited volatility.  At December 31, 2007 and December 31, 2006, the Banks had $347.2 million and $366.0 million, respectively, in certificates of deposit of $100,000 or more.  These larger deposits represented 34.09 percent and 35.11 percent of respective total deposits.  Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed.  Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

Local market deposit sources proved insufficient to fund the strong loan growth trends at Colony over the past several years.  The Company supplemented deposit sources with brokered deposits.  As of December 31, 2007, the Company had $54.7 million, or 5.37 percent of total deposits, in brokered certificates of deposit attracted by external third parties.  Additionally, the Banks use external wholesale or Internet services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed.

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

Part II (Continued)
Item 7 (Continued)

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

Part II (Continued)
Item 7 (Continued)

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

Quantitative and Qualitative Disclosures About Market Risk
AVERAGE BALANCE SHEETS

	2007			2006			2005
	Average	Income/	Yields/	Average	Income/	Yields/	Average	Income/	Yields/
($ in thousands)	Balances	Expense	Rates	Balances	Expense	Rates	Balances	Expense	Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Income (1)	$947,569	$81,100	8.56%	$912,926	$75,217	8.24%	$819,900	$58,428	7.13%
Investment Securities
Taxable	144,591	6,805	4.71	128,109	5,474	4.27	107,696	3,586	3.33
Tax-Exempt (2)	12,442	683	5.49	7,429	412	5.55	6,008	318	5.29
Total Investment Securities	157,033	7,488	4.77	135,538	5,886	4.34	113,704	3,904	3.43
Interest-Bearing Deposits	2,879	143	4.97	2,753	133	4.83	2,792	86	3.08
Federal Funds Sold	28,863	1,478	5.12	41,307	2,035	4.93	38,692	1,266	3.27
Other Interest-Earning Assets	5,308	309	5.82	5,192	279	5.37	4,878	177	3.63
Total Interest-Earning Assets	1,141,652	90,518	7.93	1,097,716	83,550	7.61	979,966	63,861	6.52
Noninterest-Earning Assets
Cash	21,575			22,372			20,014
Allowance for Loan Losses	(13,074)			(11,764)			(10,499)
Other Assets	54,012			52,394			45,296
Total Noninterest-Earning Assets	62,513			63,002			54,811
Total Assets	$1,204,165			$1,160,718			$1,034,777
Liabilities and Stockholders' Equity
Interest-Bearing Liabilities
Interest-Bearing Demand and Savings	$214,111	$4,555	2.13%	$210,461	$4,155	1.97%	$202,618	$2,790	1.38%
Other Time	730,917	38,176	5.22	707,173	32,455	4.59	607,232	19,800	3.26
Total Interest-Bearing Deposits	945,028	42,731	4.52	917,634	36,610	3.99	809,850	22,590	2.79
Other Interest-Bearing Liabilities
Other Borrowed Money	66,200	2,905	4.39	65,794	2,874	4.37	66,601	2,605	3.91
Subordinated Debentures	26,011	2,006	7.71	22,718	1,879	8.27	19,074	1,269	6.65
Federal Funds Purchased	1,130	59	5.22	563	29	5.15	449	16	3.56
Total Other Interest-Bearing Liabilities	93,341	4,970	5.32	89,075	4,782	5.37	86,124	3,890	4.52
Total Interest-Bearing Liabilities	1,038,369	47,701	4.59	1,006,709	41,392	4.11	895,974	26,480	2.96
Noninterest-Bearing Liabilities and
Stockholders' Equity
Demand Deposits	76,509			73,334			68,259
Other Liabilities	8,692			8,682			5,398
Stockholders' Equity	80,595			71,993			65,146
Total Noninterest-Bearing Liabilities and Stockholders' Equity	165,796			154,009			138,803
Total Liabilities and Stockholders' Equity	$1,204,165			$1,160,718			$1,034,777
Interest Rate Spread			3.34%			3.50%			3.56%
Net Interest Income		$42,817			$42,158			$37,381
Net Interest Margin			3.75%			3.84%			3.81%

(1)
The average balance of loans includes the average balance of nonaccrual loans.  Income on such loans is recognized and recorded on the cash basis.  Taxable equivalent adjustments totaling $127, $130 and $119 for 2007, 2006 and 2005 respectively, are included in interest on loans.  The adjustments are based on a federal tax rate of 34 percent.

(2)
Taxable-equivalent adjustments totaling $232, $140 and $108 for 2007, 2006, and 2005 respectively, are included in tax-exempt interest on investment securities. The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

Part II (Continued)
Item 7 (Continued)

Colony Bankcorp, Inc. and Subsidiaries
Interest Rate Sensitivity

The following table is an analysis of the Company’s interest rate-sensitivity position at December 31, 2007. The interest-bearing rate-sensitivity gap, which is the difference between interest-earning assets and interest-bearing liabilities by repricing period, is based upon maturity or first repricing opportunity, along with a cumulative interest rate-sensitivity gap.  It is important to note that the table indicates a position at a specific point in time and may not be reflective of positions at other times during the year or in subsequent periods. Major changes in the gap position can be, and are, made promptly as market outlooks change.

	Assets and Liabilities Repricing Within
	3 Months	4 to 12		1 to 5	Over 5
	or Less	Months	1 Year	Years	Years	Total
($ in Thousands)

Earning Assets
Interest-Bearing Deposits	$1,467	$-	$1,467	$-	$-	$1,467
Federal Funds Sold	21,737	-	21,737	-	-	21,737
Investment Securities	18,263	16,893	35,156	98,545	33,490	167,191
Loans, Net of Unearned Income	438,561	183,113	621,674	311,774	11,530	944,978
Other Interest-Bearing Assets	5,533	-	5,533	-	-	5,533

Total Interest-Earning Assets	485,561	200,006	685,567	410,319	45,020	1,140,906

Interest-Bearing Liabilities
Interest-Bearing Demand Deposits (1)	190,304	-	190,304	-	-	190,304
Savings (1)	31,588	-	31,588	-	-	31,588
Time Deposits	172,680	460,258	632,938	77,604	56	710,598
Other Borrowings (2)	6,100	6,500	12,600	42,000	19,000	73,600
Subordinated Debentures	24,229	-	24,229	-	-	24,229
Federal Funds Purchased	1,346	-	1,346	-	-	1,346

Total Interest-Bearing Liabilities	426,247	466,758	893,005	119,604	19,056	1,031,665

Interest Rate-Sensitivity Gap	59,314	(266,752)	(207,438)	290,715	25,964	$109,241

Cumulative Interest-Sensitivity Gap	$59,314	$(207,438)	$(207,438)	$83,277	$109,241

Interest Rate-Sensitivity Gap as a Percentage of Interest-Earning Assets	5.20%	(23.38)%	(18.18)%	25.48%	2.28%

Cumulative Interest Rate-Sensitivity as a Percentage of Interest-Earning Assets	5.20%	(18.18)%	(18.18)%	7.30%	9.57%

(1)Interest-bearing Demand and Savings Accounts for repricing purposes are considered to reprice within 3 months or less.

(2)Short-term borrowings for repricing purposes are considered to reprice within 3 months or less.

Part II (Continued)
Item 7 (Continued)

The foregoing table indicates that we had a one-year negative gap of ($207) million, or (18.18) percent of total assets at December 31, 2007.  In theory, this would indicate that at December 31, 2007, $207 million more in liabilities than assets would reprice if there were a change in interest rates over the next 365 days.  Thus, if interest rates were to decline, the gap would indicate a resulting increase in net interest margin.  However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity.  In addition, the interest rate spread between an asset and our supporting liability can vary significantly while the timing of repricing of both the assets and our supporting liability can remain the same, thus impacting net interest income.  This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposit.

Gap analysis has certain limitations.  Measuring the volume of repricing or maturing assets and liabilities does not always measure the full impact on the portfolio value of equity or net interest income.  Gap analysis does not account for rate caps on products; dynamic changes such as increasing prepay speeds as interest rates decrease, basis risk, or the benefit of nonrate funding sources.  The majority of our loan portfolio reprices quickly and completely following changes in market rates, while nonterm deposit rates in general move slowly and usually incorporate only a fraction of the change in rates.  Products categorized as nonrate sensitive, such as our noninterest-bearing demand deposits, in the gap analysis behave like long-term fixed rate funding sources.  Both of these factors tend to make our actual behavior more asset sensitive than is indicated in the gap analysis.  In fact, we experience higher net interest income when rates rise, opposite what is indicated by the gap analysis.  Also, during the recent period of declines in interest rates, our net interest margin has declined.  Therefore, management uses gap analysis, net interest margin analysis and market value of portfolio equity as our primary interest rate risk management tools.

The Company is now utilizing SunTrust Asset/Liability Management Analysis for a more dynamic analysis of balance sheet structure.  The Company has established earnings at risk for net interest income in a +/- 200 basis point rate shock to be no more than a fifteen percent change.  The most recent analysis as of December 31, 2007 indicates that net interest income would deteriorate 9.61 percent with a 200 basis point decrease and would improve 4.45 percent with a 200 basis point increase.  The Company has established equity at risk in a +/- 200 basis point rate shock to be no more than a twenty percent change.  The most recent analysis as of December 31, 2007 indicates that net economic value of equity percentage change would decrease 0.15 percent with a 200 basis point increase and would decrease 9.57 percent with a 200 basis point decrease.  The Company has established its one-year gap to be 0.80 percent to 1.20 percent.  The most recent analysis as of December 31, 2007 indicates a one-year gap of 0.90 percent.  The analysis reflects net interest margin compression in a declining interest rate environment.  Given that interest rates are projected to decline further in 2008 but begin to increase in late 2008 or early 2009, the Company is focusing on areas to minimize margin compression in the future.  These include minimizing longer term fixed rate loans, shortening on the yield curve with investments, securing longer term FHLB advances, securing brokered certificates of deposit for longer terms and focusing on reduction of nonperforming assets.

Part II (Continued)
Item 7 (Continued)

Return on Assets and Stockholder’s Equity

The following table presents selected financial ratios for each of the periods indicated.

	Year Ended December 31
	2007	2006	2005

Return on Assets	0.71%	0.87%	0.87%

Return on Equity	10.60%	14.10%	13.78%

Dividend Payout	30.67%	23.05%	22.80%

Equity to Assets	6.93%	6.31%	6.15%

Dividends Declared	$0.365	$0.325	$0.285

Future Outlook

Colony is an emerging company in an industry filled with nonregulated competitors and a rapid pace of consolidation.  The year brings with it new opportunities for growth in our existing markets, as well as opportunities to expand into new markets through acquisitions and denovo branching.  The Company completed construction of two offices during 2006 – one of which was its second Houston County location in Centerville, Georgia that was opened during the first quarter 2006 and the other was its first location in Columbus/Muscogee County that was opened in the third quarter 2006.  Entry into the MSA markets – Savannah, Columbus, Albany, Warner Robins/Macon and Valdosta – will require multi-branch offices, and the Company is presently looking for available real estate to purchase in those markets.  The Company began construction on its second Savannah location during the fourth quarter 2007 and anticipates opening during the fourth quarter 2008.  Also, the Company purchased real estate for another location in Albany, Dougherty County Georgia though no established date for construction has been set.  In response to the elevated risk of residential real estate and land development loans, management has extensively reviewed our loan portfolio with a particular emphasis on our residential and land development real estate exposure.  Senior management with experience in problem loan workouts have been identified and assigned responsibility to oversee the workout and resolution of problem loans.  The Company will continue to closely monitor our real estate dependent loans throughout the Company and focus on asset quality during this economic downturn.

Part II (Continued)
Item 7A
Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is located in Item 7 under the heading Interest Rate Sensitivity.

Item 8
Financial Statements and Supplemental Data

The following consolidated financial statements of the Registrant and its subsidiaries are included on exhibit 13 of this Annual Report on Form 10-K:

Consolidated Balance Sheets – December 31, 2007 and 2006

Consolidated Statements of Income – Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Comprehensive Income – Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Equity – Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows – Years Ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

Part II (Continued)
Item 8 (Continued)
Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2007 and 2006:

	Three Months Ended
	December 31	September 30	June 30	March 31
2007	($ in Thousands, Except Per Share Data)

Interest Income	$22,336	$22,931	$22,636	$22,257
Interest Expense	11,946	12,138	11,811	11,806
Net Interest Income	10,390	10,793	10,825	10,451
Provision for Loan Losses	3,253	850	914	914
Securities Gains (Losses)	-	(2)	2	184
Noninterest Income	1,805	1,848	2,054	1,926
Noninterest Expense	7,950	7,756	7,965	7,909
Income Before Income Taxes	992	4,033	4,002	3,738
Provision for Income Taxes	240	1,414	1,300	1,264
Net Income	$752	$2,619	$2,702	$2,474

Net Income Per Common Share
Basic	$0.11	$0.36	$0.38	$0.34
Diluted	0.11	0.36	0.38	0.34

2006

Interest Income	$22,351	$21,748	$20,581	$18,600
Interest Expense	11,870	10,954	9,901	8,667
Net Interest Income	10,481	10,794	10,680	9,933
Provision for Loan Losses	997	1,021	1,047	922
Noninterest Income	1,826	1,898	2,018	1,608
Noninterest Expense	7,516	7,680	7,599	7,087
Income Before Income Taxes	3,794	3,991	4,052	3,532
Provision for Income Taxes	1,183	1,369	1,442	1,223
Net Income	$2,611	$2,622	$2,610	$2,309

Net Income Per Common Share
Basic	$0.36	$0.36	$0.36	$0.32
Diluted	0.36	0.36	0.36	0.32

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

Colony’s management assessed the effectiveness of Colony’s internal control over financial reporting as of December 31, 2007 based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the assessment, management determined that Colony maintained effective internal control over financial reporting as of December 31, 2007.

Part II (Continued)
Item 9A (Continued)

McNair, McLemore, Middlebrooks & Co., LLP, the independent registered public accounting firm that audited the consolidated financial statements of Colony included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of Colony’s internal control over financial reporting as of December 31, 2007. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of Colony’s internal control over financial reporting as of December 31, 2007, is included in Item 8 of this Report under the heading “Report of Independent Registered Public Accounting Firm.”

Colony Bankcorp, Inc.
March 12, 2008

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

Part III (Continued)
Item 12
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued Upon Stock Grant, Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity Compensation Plans Approved By Security Holders

2004 Restricted Stock Grant Plan			128,593

Equity Compensation Plans Not Approved by Security Holders

1999 Restricted Stock Grant Plan			1,249

			129,842

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

11	Statement of Computation of Per Share Earnings

13	Consolidated Financial Statements of Colony Bankcorp, Inc. as of December 31, 2007 and 2006.

21	Subsidiaries of the Company

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certificate of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Colony Bankcorp, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

COLONY BANKCORP, INC.

/s/ Al D. Ross
Al D. Ross President/Director/Chief Executive Officer

March 14, 2008
Date

/s/ Terry L. Hester
Terry L. Hester Executive Vice-President/Chief Financial Officer/Director

March 14, 2008
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Terry Coleman	March 14, 2008
Terry Coleman, Director	Date

/s/ L. Morris Downing	March 14, 2008
L. Morris Downing, Director	Date

/s/ Edward J. Harrell	March 14, 2008
Edward J. Harrell, Director	Date

/s/ Mark H. Massee	March 14, 2008
Mark H. Massee, Director	Date

/s/ James D. Minix	March 14, 2008
James D, Minix, Director	Date

/s/ Charles E. Myler	March 14, 2008
Charles E. Myler, Director	Date

/s/ W. B. Roberts, Jr.	March 14, 2008
W. B. Roberts, Jr., Director	Date

/s/ Jonathan W. R. Ross	March 14, 2008
Jonathan W. R. Ross, Director	Date

/s/ B. Gene Waldron	March 14, 2008
B. Gene Waldron, Director	Date