Form 10-K/A
period 2007-12-31
COLONY BANKCORP INC
filed 2008-03-19
CIK 711669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K/A

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

EXPLANATORY NOTE

Colony Bankcorp, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 14, 2008 (the “Original Filing”).  The purpose of this Amendment No. 1 is to amend and restate Item 9A of the Original Filing to make certain corrections and clarifications to the information presented in the Original Filing.  This Amendment No. 1 does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing.

Part II
Item 9A

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

McNair, McLemore, Middlebrooks & Co., LLP, the independent registered public accounting firm that audited the consolidated financial statements of Colony included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of Colony’s internal control over financial reporting as of December 31, 2007. The report, which expresses an unqualified opinion on the effectiveness of Colony’s internal control over financial reporting as of December 31, 2007, is included in Item 8 of this Report under the heading “Report of Independent Registered Public Accounting Firm.”

Colony Bankcorp, Inc.
March 18, 2008

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

March 18, 2008
Date

/s/ Terry L. Hester
Terry L. Hester Executive Vice-President/Chief Financial Officer/Director

March 18, 2008
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Terry Coleman	March 18, 2008
Terry Coleman, Director	Date

/s/ L. Morris Downing	March 18, 2008
L. Morris Downing, Director	Date

/s/ Edward J. Harrell	March 18, 2008
Edward J. Harrell, Director	Date

/s/ Mark H. Massee	March 18, 2008
Mark H. Massee, Director	Date

/s/ James D. Minix	March 18, 2008
James D, Minix, Director	Date

/s/ Charles E. Myler	March 18, 2008
Charles E. Myler, Director	Date

/s/ W. B. Roberts, Jr.	March 18, 2008
W. B. Roberts, Jr., Director	Date

/s/ Jonathan W. R. Ross	March 18, 2008
Jonathan W. R. Ross, Director	Date

/s/ B. Gene Waldron	March 18, 2008
B. Gene Waldron, Director	Date