Form 10-Q
period 2008-03-31
COLONY BANKCORP INC
filed 2008-05-09
CIK 711669

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 2008	COMMISSION FILE NUMBER 0-12436

COLONY BANKCORP, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

GEORGIA	58-1492391
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

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

YES  ☒                      NO  ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, A NONACCELERATED FILER OR A SMALLER REPORTING COMPANY.   SEE DEFINITIONS OF ACCELERATED FILER, LARGE ACCELERATED FILER AND SMALLER REPORTING COMPANY IN RULE 12b-2 OF THE EXCHANGE ACT.  (CHECK ONE)

LARGE ACCELERATED FILER ☐	ACCELERATED FILER ☒
NON ACCELERATED FILER ☐ (DO NOT CHECK IF A SMALLER REPORTING COMPANY)	SMALLER REPORTING COMPANY ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE ACT).

YES  ☐                      NO  ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS	OUTSTANDING AT MAY 8, 2008
COMMON STOCK, $1 PAR VALUE	7,216,113

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

A.	CONSOLIDATED BALANCE SHEETS – MARCH 31, 2008 AND DECEMBER 31, 2007.

B.	CONSOLIDATED STATEMENTS OF INCOME – FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007.

C.	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007.

D.	CONSOLIDATED STATEMENTS OF CASH FLOWS – FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007.

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING SOLELY OF NORMAL RECURRING ADJUSTMENTS) NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2008 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

Part 1 (Continued)
Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008 AND DECEMBER 31, 2007
(DOLLARS IN THOUSANDS)

	March 31, 2008	December 31, 2007
ASSETS	(Unaudited)

Cash and Cash Equivalents
Cash and Due from Banks	$24,457	28,369
Federal Funds Sold	12,697	21,737
	37,154	50,106
Interest-Bearing Deposits	1,279	1,467
Investment Securities
	156,004	167,123
Available for Sale, at Fair Value Held to Maturity, at Cost (Fair Value of $73 and $72, as of March 31, 2008 and December 31, 2007, Respectively)	68	68
	156,072	167,191

Federal Home Loan Bank Stock, at Cost	5,395	5,533
Loans	943,412	945,279
Allowance for Loan Losses	(15,220)	(15,513)
Unearned Interest and Fees	(234)	(301)
	927,958	929,465
Premises and Equipment	28,527	27,809
Other Real Estate	3,758	1,332
Goodwill	2,412	2,412
Other Intangible Assets	393	402
Other Assets	22,278	23,059
Total Assets	$1,185,226	$1,208,776

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest-Bearing	$76,600	$86,112
Interest-Bearing	916,956	932,490
	993,556	1,018,602
Borrowed Money
Federal Funds Purchased	2,917	1,346
Subordinated Debentures	24,229	24,229
Other Borrowed Money	70,900	73,600
	98,046	99,175

Other Liabilities	7,610	7,256
Commitments and Contingencies
Stockholders' Equity
Common Stock, Par Value $1 a Share, Authorized 20,000,000 Shares, Issued 7,216,113 and 7,200,913 Shares as of March 31, 2008 and December 31, 2007, Respectively	7,216	7,201
Paid-In Capital	24,601	24,420
Retained Earnings	53,596	52,087
Restricted Stock - Unearned Compensation	(410)	(237)
Accumulated Other Comprehensive Income, Net of Tax	1,011	272
	86,014	83,743
Total Liabilities and Stockholders' Equity	$1,185,226	$1,208,776

The accompanying notes are an integral part of these statements.

Part 1 (Continued)
Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended
	3/31/2008	3/31/2007
Interest Income
Loans, Including Fees	$18,349	$19,768
Federal Funds Sold	155	631
Deposits with Other Banks	11	41
Investment Securities
U.S. Government Agencies	1,681	1,544
State, County and Municipal	138	134
Corporate Obligations and Asset-Backed Securities	94	63
Dividends on Other Investments	84	76
	20,512	22,257
Interest Expense
Deposits	9,672	10,607
Federal Funds Purchased	28	6
Borrowed Money	1,207	1,193
	10,907	11,806

Net Interest Income	9,605	10,451
Provision for Loan Losses	1,071	914
Net Interest Income After Provision for Loan Losses	8,534	9,537

Noninterest Income
Service Charges on Deposits	1,165	1,118
Other Service Charges, Commissions and Fees	254	246
Mortgage Fee Income	169	252
Securities Gains	570	184
Other	213	310
	2,371	2,110
Noninterest Expenses
Salaries and Employee Benefits	4,403	4,542
Occupancy and Equipment	1,007	1,001
Other	2,347	2,366
	7,757	7,909

Income Before Income Taxes	3,148	3,738
Income Taxes	935	1,264
Net Income	$2,213	$2,474
Net Income Per Share of Common Stock
Basic	$0.31	$0.34
Diluted	$0.31	$0.34
Cash Dividends Declared Per Share of Common Stock	$0.0975	$0.0875
Weighted Average Basic Shares Outstanding	7,191,861	7,181,568
Weighted Average Diluted Shares Outstanding	7,191,861	7,194,741

The accompanying notes are an integral part of these statements.

Part 1 (Continued)
Item 1 (Continued)

COLONY BANKCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended	Three Months Ended
	03/31/08	03/31/07

Net Income	$2,213	$2,474

Other Comprehensive Income, Net of Tax
Gains on Securities Arising During the Year	1,115	406
Reclassification Adjustment	(376)	(121)

Change in Net Unrealized Gains on Securities Available
for Sale, Net of Reclassification Adjustment and Tax
Effect	739	285

Comprehensive Income	$2,952	$2,759

The accompanying notes are an integral part of these statements.

Part 1 (Continued)
Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,213	$2,474
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation	481	469
Provision for Loan Losses	1,071	914
Securities Gains	(570)	(184)
Amortization and Accretion	90	138
(Gain) Loss on Sale of Other Real Estate and Repossessions	(1)	80
Gain on Sale of Equipment	(10)	---
Increase in Cash Surrender Value of Life Insurance	(99)	(49)
Change in Loans Held for Sale	---	(335)
Other Prepaids, Deferrals and Accruals, Net	784	1,712
	3,959	5,219
CASH FLOWS FROM INVESTING ACTIVITIES
Federal Home Loan Bank Stock	138	184
Purchases of Investment Securities Available for Sale	(43,906)	(10,514)
Proceeds from Maturities, Calls, and Paydowns of
Investment Securities:
Available for Sale	25,010	3,962
Held to Maturity	---	---
Proceeds from Sale of Investment Securities
Available for Sale	31,733	346
Other Investments	---	---
Interest-Bearing Deposits in Other Banks	187	265
Net Loans to Customers	(2,763)	9,945
Purchase of Premises and Equipment	(1,199)	(284)
Other Real Estate and Repossessions	738	599
Proceeds from Sale of Premises and Equipment	10	---
Investment in Statutory Trust	---	(279)
Liquidation of Statutory Trust	---	279
	9,948	4,503
CASH FLOWS FROM FINANCING ACTIVITIES
Noninterest-Bearing Customer Deposits	(9,512)	(634)
Interest-Bearing Customer Deposits	(15,534)	(17,180)
Federal Funds Purchased	1,571	(590)
Dividends Paid	(684)	(611)
Proceeds from Other Borrowed Money	700	13,500
Principal Payments on Other Borrowed Money	(3,400)	(20,000)
Proceeds from Issuance of Subordinated Debentures	---	9,279
Principal Payments on Subordinated Debentures	---	(9,279)
	(26,859)	(25,515)

Net Increase (Decrease) in Cash and Cash Equivalents	(12,952)	(15,793)
Cash and Cash Equivalents at Beginning of Period	50,106	72,380
Cash and Cash Equivalents at End of Period	$37,154	$56,587

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

Reclassifications

In certain instances, amounts reported in prior years’ consolidated financial statements have been reclassified to conform to statement presentations selected for 2008.   Such reclassifications had no effect on previously reported stockholders’ equity or net income.

Concentrations of Credit Risk

Lending is concentrated in commercial and real estate loans primarily to local borrowers. The Company has a high concentration of real estate loans that could pose an adverse credit risk particularly with the current economic downturn in the real estate market.  In management’s opinion, the balance of the loan portfolio is sufficiently diversified to avoid significant concentration of credit risk. Although the Company has a diversified loan portfolio, a substantial portion of borrowers’ ability to honor their contracts is dependent upon the viability of the real estate economic sector.

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

At times, the Company may have cash and cash equivalents at financial institutions in excess of insured limits.  The Company places its cash and cash equivalents with high credit quality financial institutions whose credit rating is monitored by management to minimize credit risk.

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

Advertising Costs

The Company expenses the cost of advertising in the periods in which those costs are incurred.

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

Positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination.  Uncertain tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities.  Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts.  The Company provides for interest and, in some cases, penalties on tax positions that may be challenged by the taxing authorities.  Interest expense is recognized beginning in the first period that such interest would begin accruing.  Penalties are recognized in the period that the Company claims the position in the tax return.  Interest and penalties on income tax uncertainties are classified within income tax expense in the consolidated statement of income.

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

Changes in Accounting Principles and Effects of New Accounting Pronouncements

SFAS No. 141, Business Combinations (Revised 2007).  SFAS No. 141R replaces SFAS No. 141, Business Combinations, and applies to all transactions and other events in which one entity obtains control over one or more other businesses.  SFAS No. 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any noncontrolling interest in the acquiree at fair value as of the acquisition date.  Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt.  This fair value approach replaces the cost-allocation process required under SFAS No. 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value.  SFAS No. 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS No. 141.  Under SFAS No. 141R, the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met in order to accrue for a restructuring plan in purchase accounting.  Pre-acquisition contingencies are to be recognized at fair value, unless it is a noncontractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS No. 5, Accounting for Contingencies.  SFAS No. 141R is expected to have an impact on the Company’s accounting for business combinations closing on or after January 1, 2009.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 enhances existing guidance for measuring assets and liabilities using fair value.  Before the issuance of SFAS No. 157, guidance for applying fair value was incorporated in several accounting pronouncements.  SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.  SFAS No. 157 also emphasizes that fair value is market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets.  Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy.  While SFAS No. 157 does not add any new fair value measurements, it does change current practice.  Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year.  The adoption of this standard January 1, 2008 did not have a material effect on the financial position, results of operations or disclosures.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment to FASB Statement No. 115.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This statement requires a business entity to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  An entity may decide whether to elect the fair value option for each eligible item on its election date, subject to certain requirements described in the statement.  The adoption of this standard January 1, 2008 did not have an effect on the Company’s financial position, results of operations or disclosures.

SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51.  SFAS No. 160 amends Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements.  Among other requirements, SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure, on the face of the consolidated statements of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  SFAS No. 160 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company’s consolidated financial statements.

Part 1 (Continued)
Item 1 (Continued)

(1)	Summary of Significant Accounting Policies (Continued)

Changes in Accounting Principles and Effects of New Accounting Pronouncements (Continued)

Emerging Issues Task Force (EITF) Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements.  EITF No. 06-4 requires the recognition of a liability and related compensation expense for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods.  Under EITF No. 06-4, life insurance policies purchased for the purpose of providing such benefits do not effectively settle an entity’s obligation to the employee.  Accordingly, the entity must recognize a liability and related compensation expense during the employee’s active service period based on the future cost of insurance to be incurred during the employee’s retirement.  If the entity has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106, Employer’s Accounting for Postretirement Benefits Other Than Pensions.  The adoption of this standard January 1, 2008 did not have an effect on the Company’s financial position, results of operations or disclosures.

(2)	Cash and Balances Due from Banks

Components of cash and balances due from banks are as follows as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Cash on Hand and Cash Items	$8,416	$8,527
Noninterest-Bearing Deposits with Other Banks	16,041	19,842
	$24,457	$28,369

As of  March 31, 2008, the Banks had required deposit reserves of approximately $4,542 with the Federal Reserve that was satisfied with cash on hand.

(3)	Investment Securities

Investment securities as of March 31, 2008 are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale:
U.S. Government Agencies
Mortgage Backed	$130,690	$1,671	$(297)	$132,064
Other	5,133	44	---	5,177
State, County & Municipal	12,208	105	(53)	12,260
Corporate Obligations	5,439	80	(18)	5,501
Asset-Backed Securities	1,000	---	---	1,000
Marketable Equity Securities	2	---	---	2
	$154,472	$1,900	$(368)	$156,004
Securities Held to Maturity:
State, County and Municipal	$68	$5	$ ---	$73

Part 1 (Continued)
Item 1 (Continued)

The amortized cost and fair value of investment securities as of March 31, 2008, by contractual maturity, are shown hereafter.  Expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in One Year or Less	$6,563	$6,589
Due After One Year Through Five Years	4,371	4,405
Due After Five Years Through Ten Years	9,346	9,443	$68	$73
Due After Ten Years	3,500	3,501	--	--
	23,780	23,938	68	73

Mortgage Backed Securities	130,690	132,064	--	--
Marketable Equity Securities	2	2	--	--
	$154,472	$156,004	$68	$73

Investment securities as of December 31, 2007 are summarized as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available for Sale:
U.S. Government Agencies
Mortgage Backed	$109,024	$758	$(459)	$109,323
Other	36,818	314	(36)	37,096
State, County & Municipal	14,178	33	(296)	13,915
Corporate Obligations	5,689	105	(7)	5,787
Asset-Backed Securities	1,000	--	--	1,000
Marketable Equity Securities	2	--	--	2
	$166,711	$1,210	$(798)	$167,123

Securities Held to Maturity:
State, County and Municipal	$68	$4	$--	$72

Proceeds from the sale of investments available for sale during the first three months of 2008 totaled $31,733 compared to $346 for the first three months of 2007.  The sale of investments available for sale during 2008 resulted in gross realized gains of $573 and gross realized losses of $3 and the sale of investments available for sale during 2007 resulted in gross realized gain of $184 and losses of $0.

Investment securities having a carry value approximating $71,074 and $89,145 as of March 31, 2008 and December 31, 2007, respectively, were pledged to secure public deposits and for other purposes.

Part 1 (Continued)
Item 1 (Continued)

Information pertaining to securities with gross unrealized losses at March 31, 2008 and December 31, 2007 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

March 31, 2008
U.S. Government Agencies
Mortgage Backed	$29,798	$(224)	$7,003	$(73)	$36,801	$(297)
Other	---	---	---	---	---	---
State, County and Municipal	4,316	(52)	419	(1)	4,735	(53)
Corporate Obligations	2,427	(12)	443	(6)	2,870	(18)
Marketable Equity Securities	2	---	---	---	2	---
	$36,543	$(288)	$7,865	$(80)	$44,408	$(368)

December 31, 2007
U.S. Government Agencies
Mortgage Backed	$13,721	$(56)	$30,761	$(403)	$44,482	$(459)
Other	---	---	14,101	(36)	14,101	(36)
State, County and Municipal	6,918	(255)	3,115	(41)	10,033	(296)
Corporate Obligations	---	---	995	(7)	995	(7)
Marketable Equity Securities	2	---	---	---	2	---
	$20,641	$(311)	$48,972	$(487)	$69,613	$(798)

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

At March 31, 2008, the debt securities with unrealized losses have depreciated 0.82 percent from the Company’s amortized cost basis.  These securities are guaranteed by either U.S. Government or other governments.  These unrealized losses relate principally to current interest rates for similar type of securities.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition.  As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

(4) Loans

The composition of loans as of  March 31, 2008 and December 31, 2007 was as follows:

	March 31, 2008	December 31, 2007

Commercial, Financial and Agricultural	$55,726	$52,323
Real Estate – Construction	194,199	211,484
Real Estate – Farmland	45,667	42,439
Real Estate – Other	556,904	544,655
Installment Loans to Individuals	70,430	72,350
All Other Loans	20,486	22,028
	$943,412	$945,279

Part 1 (Continued)
Item 1 (Continued)

Nonaccrual loans are loans for which principal and interest are doubtful of collection in accordance with original loan terms and for which accruals of interest have been discontinued due to payment delinquency.  Nonaccrual loans totaled $14,421 and $14,956 as of March 31, 2008 and December 31, 2007, respectively and total recorded investment in loans past due 90 days or more and still accruing interest approximated $17 and $60, respectively.

(5)  Allowance for Loan Losses

Transactions in the allowance for loan losses are summarized below for three months ended March 31, 2008 and March 31, 2007 as follows:

	March 31, 2008	March 31, 2007

Balance, Beginning	$15,513	$11,989
Provision Charged to Operating Expenses	1,071	914
Loans Charged Off	(1,431)	(982)
Loan Recoveries	67	249

Balance, Ending	$15,220	$12,170

(6)  Premises and Equipment

Premises and equipment are comprised of the following as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007

Land	$7,799	$7,799
Building	20,902	20,901
Furniture, Fixtures and Equipment	13,190	12,641
Leasehold Improvements	994	994
Construction in Progress	1,020	448
	43,905	42,783

Accumulated Depreciation	(15,378)	(14,974)
	$28,527	$27,809

Depreciation charged to operations totaled $481 and $469 for March 31, 2008 and March 31, 2007, respectively.

Certain Company facilities and equipment are leased under various operating leases.  Rental expense approximated $90 and $100 for three months ended March 31, 2008 and March 31, 2007, respectively.

Part 1 (Continued)
Item 1 (Continued)

(7)  Goodwill and Intangible Assets

The following is an analysis of the goodwill and core deposit intangible asset activity for the three months ended March 31, 2008 and March 31, 2007:

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007

Goodwill
Balance, Beginning	$2,412	$2,412
Goodwill Acquired	---	---
Balance, Ending	$2,412	$2,412

Net Core Deposit, Intangible
Balance, Beginning	$402	$439
Amortization Expense	(9)	(10)
Balance, Ending	$393	$429

The following table reflects the expected amortization for the core deposit intangible at March 31, 2008:

2008	$27
2009	36
2010	36
2011	36
2012 and thereafter	258
$393

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

(9) Fair Value Measurements

SFAS No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements.  The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.  The three levels are defined as follows:

•	Level 1	inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2
inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3	inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Part 1 (Continued)
Item 1 (Continued)

(9) Fair Value Measurements (Continued)

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Assets

Securities

Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy.  Level 1 inputs include securities that have quoted prices in active markets for identical assets.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow.  Examples of such instruments, which would generally be classified within level 2 of the valuation hierarchy, included certain collateralized mortgage and debt obligations and certain high-yield debt securities.  In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy.  The company’s current portfolio does not have level 3 securities as of March 31, 2008.  When measuring fair value, the valuation techniques available under the market approach, income approach and/or cost approach are used.  The Company’s evaluations are based on market data and the Company employs combinations of these approaches for its valuation methods depending on the asset class.

Impaired loans

SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent).  Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral.

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell.  We believe that the fair value component in its valuation follows the provisions of SFAS No. 157.  Fair value of OREO at March 31, 2008 was determined by sales agreement.  Cost to sell associated with OREO was based on estimation per the terms and conditions of the sales agreement.

Assets measured at fair value at March 31, 2008 are as follows:

		Fair Value Measurements at Reporting Date Using
	3/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities Available for Sale

U.S. Government Agencies
Mortgage-Backed	$132,064	$	---	$132,064	$	---
Other	5,177		---	5,177		---
State, County & Municipal	12,260		---	12,260		---
Corporate Obligations	5,501		---	5,501		---
Asset-Backed Securities	1,000		---	1,000		---
Marketable Equity Securities	2		---	2		---
	$156,004	$	---	$156,004	$	---

Liabilities

The Company did not identify any liabilities that are required to be presented at fair value.

Part 1 (Continued)
Item 1 (Continued)

(10) Deposits

The aggregate amount of overdrawn deposit accounts reclassified as loan balances totaled $488 and $574 as of March 31, 2008 and December 31, 2007.

Components of interest-bearing deposits as of March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007
Interest-Bearing Demand	$191,282	$190,304
Savings	33,920	31,588
Time, $100,000 and Over	337,555	347,219
Other Time	354,199	363,379
	$916,956	$932,490

At March 31, 2008 and December 31, 2007, the Company had brokered deposits of $51,213 and $54,737 respectively.  The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $100,000 was approximately $305,059 and $310,971 as of  March 31, 2008 and December 31, 2007, respectively.

As of  March 31, 2008 and December 31, 2007,  the scheduled maturities of certificates of deposits are as follows:

Maturity	March 31, 2008	December 31, 2007
One Year and Under	$619,159	$632,936
One to Three Years	61,596	42,977
Three Years and Over	10,999	34,685
	$691,754	$710,598

(11) Other Borrowed Money

Other borrowed money at March 31, 2008 and December 31, 2007 is summarized as follows:

	March 31, 2008	December 31, 2007
Federal Home Loan Bank Advances	$70,500	$73,500
Silverton Note Payable	400	100
	$70,900	$73,600

Advances from the Federal Home Loan Bank (FHLB) have maturities ranging from 2008 to 2019 and interest rates ranging from 2.74 percent to 5.93 percent.  Under the Blanket Agreement for Advances and Security Agreement  with the FHLB, residential first mortgage loans and cash balances held by the FHLB are pledged as collateral for the FHLB advances outstanding.  At March 31, 2008, the Company had available line of credit commitments totaling $100,352 of which $29,852 was available.

Silverton Bank Note Payable originated on March 5, 2008 as a line of credit with funds available of $1,000 at a rate of the Wall Street Prime minus 0.75 percent.  Interest payments are due monthly with the entire balance due March 5, 2009. The debt is secured by all furniture, fixtures, equipment and software of Colony Management Services.  Colony Bankcorp, Inc. guarantees the debt.  As of March 31, 2008, $600 was available to be drawn on the line of credit.

The aggregate stated maturities of  other borrowed money at March 31, 2008 are as follows:

Year	Amount
2008	$6,500
2009	400
2010	1,000
2011	---
2012 and Thereafter	63,000
$70,900

The Company also has available federal funds lines of credit with various financial institutions totaling $47,300, of which there was $2,917 outstanding amount at March 31, 2008.

Part 1 (Continued)
Item 1 (Continued)

(12) Subordinated Debentures (Trust Preferred Securities)

During the second quarter of 2004, the Company formed a third subsidiary whose sole purpose was to issue $4,500 in Trust Preferred Securities through a pool sponsored by FTN Financial Capital Markets.  The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions.  At March 31, 2008, the floating rate securities had a 5.48 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 2.68 percent

During the second quarter of 2006, the Company formed a fourth subsidiary whose sole purpose was to issue $5,000 in Trust Preferred Securities through a pool sponsored by SunTrust Capital Markets.  The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions.  At March 31, 2008 the floating-rate securities had a 4.20 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 1.50 percent.

During the first quarter of 2007, the Company formed a fifth subsidiary whose sole purpose was to issue $9,000 in Trust Preferred Securities through a pool sponsored by Trapeza Capital Management, LLC.  The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions.  At March 31, 2008, the floating-rate securities had a 4.35 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 1.65 percent.  Proceeds from this issuance were used to payoff the trust preferred securities with the first subsidiary formed in March 2002 as the Company exercised its option to call.

During the third quarter of 2007, the company formed a sixth subsidiary whose sole purpose was to issue $5,000 in Trust Preferred Securities through a pool sponsored by Trapeza Capital Management, LLC.  The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions.  At March 31, 2008, the floating-rate securities had a 4.65 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 1.40 percent.  Proceeds from this issuance were used to payoff the trust preferred securities with the second subsidiary formed in December 2002 as the Company exercised its option to call.

The Trust Preferred Securities are recorded as subordinated debentures on the consolidated balance sheets, but subject to certain limitations, qualify as Tier 1 Capital for regulatory capital purposes.  The proceeds from the offering were used to fund the cash portion of the Quitman acquisition, payoff holding company debt, and inject capital into bank subsidiaries.

(13)  Restricted Stock – Unearned Compensation

In 1999, the board of directors of Colony Bankcorp, Inc. adopted a restricted stock grant plan which awards certain executive officers common shares of the Company.  The maximum number of shares (split-adjusted) which may be subject to restricted stock awards is 64,701.  To date, 77,052 split-adjusted shares have been issued under this plan and since the plan’s inception, 12,351 shares have been forfeited; thus, remaining shares which may be subject to restricted stock awards are none at March 31, 2008.  The shares are recorded at fair market value (on the date granted) as a separate component of stockholders’ equity.  The cost of these shares is being amortized against earnings using the straight-line method over three years (the restriction period.)

In April 2004, the stockholders of Colony Bankcorp, Inc. adopted a restricted stock grant plan which awards certain executive officers common shares of the Company.  The maximum number of shares which may be subject to restricted stock awards (split-adjusted) is 143,500.  To date, 34,406 shares have been issued under this plan and since the plan’s inception 5,548 shares have been forfeited, thus remaining shares which may be subject to restricted stock awards are 114,642 at March 31, 2008.  The shares are recorded at fair market value (on the date granted) as a separate component of stockholders’ equity.  The cost of these shares is being amortized against earnings using the straight-line method over three years (the restriction period).

(14) Profit Sharing Plan

The Company has a profit sharing plan that covers substantially all employees who meet certain age and service requirements.  It is the Company’s policy to make contributions to the plan as approved annually by the board of directors.  The provision for the three months ended March 31, 2008 was $155 compared to $209 for the three months ended March 31, 2007.  The total provision for contributions to the plan was $584 for 2007, $663 for 2006 and $558 for 2005.

(15) Commitments and Contingencies

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

Part 1 (Continued)
Item 1 (Continued)

(15) Commitments and Contingencies (Continued)

The Company’s exposure to credit loss is represented by the contractual amount of these commitments.  The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

At March 31, 2008 and December 31, 2007 the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	March 31, 2008	December 31, 2007

Loan Commitments	$93,501	$93,105
Standby Letters of Credit	3,357	3,814

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

Purchase Commitments.  As of March 31, 2008, the Company had an outstanding commitment of approximately $1,967 to construct and furnish an office in Savannah.  As of March 31, 2008, the Company has paid $1,020 toward construction in process.

Legal Contingencies.  In the ordinary course of business, there are various legal proceedings pending against Colony and its subsidiaries.  The aggregate liabilities, if any, arising from such proceedings would not, in the opinion of management, have a material adverse effect on Colony’s consolidated financial position.

(16) Deferred Compensation Plan

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

Liabilities accrued under the plans totaled $1,150 and $1,159 as of March 31, 2008 and December 31, 2007, respectively.  Benefit payments under the contracts were $47 and $47 for the three month period ended March 31, 2008 and March 31, 2007, respectively.   Provisions charged to operations totaled $37 and $39 for the three month period ended March 31, 2008 and March 31, 2007, respectively.

Fee income recognized with deferred compensation plans totaled $61 and $49 for three month period ended March 31, 2008 and March 31, 2007, respectively.

Part 1 (Continued)
Item 1 (Continued)

(17) Regulatory Capital Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  The amounts and ratios as defined in regulations are presented hereafter.  Management believes, as of March 31, 2008, the Company meets all capital adequacy requirements to which it is subject under the regulatory framework for prompt corrective action.  In the opinion of management, there are no conditions or events since prior notification of capital adequacy from the regulators that have changed the institution’s category.

The following table summarizes regulatory capital information as of March 31, 2008 and December 31, 2007 on a consolidated basis and for each significant subsidiary, as defined.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2008

Total Capital to Risk-Weighted Assets

Consolidated	$117,524	12.47%	$75,413	8.00%	NA	NA
Fitzgerald	20,006	13.31	12,023	8.00	$15,028	10.00%
Ashburn	30,220	11.60	20,839	8.00	26,049	10.00
Worth	16,135	11.55	11,175	8.00	13,968	10.00
Southeast	23,656	13.15	14,391	8.00	17,988	10.00
Quitman	13,021	12.14	8,580	8.00	10,725	10.00

Tier 1 Capital to Risk-Weighted Assets

Consolidated	$105,698	11.21%	$37,706	4.00%	NA	NA
Fitzgerald	18,118	12.06	6,011	4.00	$9,017	6.00%
Ashburn	26,943	10.34	10,420	4.00	15,630	6.00
Worth	14,385	10.30	5,587	4.00	8,381	6.00
Southeast	21,399	11.90	7,195	4.00	10,793	6.00
Quitman	11,680	10.89	4,290	4.00	6,435	6.00

Tier 1 Capital to Average Assets

Consolidated	$105,698	8.90%	$47,490	4.00%	NA	NA
Fitzgerald	18,118	9.47	7,650	4.00	$9,562	5.00%
Ashburn	26,943	8.22	13,221	4.00	16,526	5.00
Worth	14,385	8.10	7,103	4.00	8,879	5.00
Southeast	21,399	10.34	8,276	4.00	10,345	5.00
Quitman	11,680	8.02	5,827	4.00	7,283	5.00

Part 1 (Continued)
Item 1 (Continued)

(17) Regulatory Capital Matters (Continued)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007

Total Capital to Risk-Weighted Assets
Consolidated	$116,222	12.08%	$76,944	8.00%	NA	NA
Fitzgerald	19,771	12.65	12,508	8.00	$15,635	10.00%
Ashburn	29,873	11.38	21,000	8.00	26,251	10.00
Worth	15,808	11.23	11,264	8.00	14,079	10.00
Southeast	22,702	12.19	14,895	8.00	18,619	10.00
Quitman	12,979	11.70	8,872	8.00	11,091	10.00

Tier 1 Capital to Risk-Weighted Assets
Consolidated	$104,157	10.83%	$38,472	4.00%	NA	NA
Fitzgerald	17,809	11.39	6,254	4.00	$9,381	6.00%
Ashburn	26,571	10.12	10,500	4.00	15,750	6.00
Worth	14,043	9.97	5,632	4.00	8,448	6.00
Southeast	20,364	10.94	7,447	4.00	11,171	6.00
Quitman	11,592	10.45	4,436	4.00	6,654	6.00

Tier 1 Capital to Average Assets
Consolidated	$104,157	8.60%	$48,467	4.00%	NA	NA
Fitzgerald	17,809	9.13	7,800	4.00	$9,750	5.00%
Ashburn	26,571	7.92	13,426	4.00	16,783	5.00
Worth	14,043	7.87	7,139	4.00	8,924	5.00
Southeast	20,364	9.72	8,377	4.00	10,471	5.00
Quitman	11,592	7.86	5,899	4.00	7,374	5.00

Part 1 (Continued)
Item 1 (Continued)

(18) Financial Information of Colony Bankcorp, Inc. (Parent Only)

The parent company’s balance sheets as of March 31, 2008 and December 31, 2007 and the related statements of income and comprehensive income and cash flows are as follows:

COLONY BANKCORP, INC. (PARENT ONLY)
BALANCE SHEETS
MARCH 31, 2008 AND DECEMBER 31, 2007

ASSETS	March 31, 2008	December 31, 2007
	(Unaudited)

Cash	$72	$973
Premises and Equipment, Net	1,217	1,236
Investment in Subsidiaries, at Equity	108,536	105,323
Other	1,512	1,491

Totals Assets	$111,337	$109,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Dividends Payable	$704	$684
Other	390	367
	1,094	1,051
Subordinated Debt	24,229	24,229

Stockholders’ Equity
Common Stock, Par Value $1 a Share; Authorized 20,000,000 Shares, Issued 7,216,113 and 7,200,913 Shares as of March 31, 2008 and December 31, 2007, Respectively	7,216	7,201
Paid-In Capital	24,601	24,420
Retained Earnings	53,596	52,087
Restricted Stock - Unearned Compensation	(410)	(237)
Accumulated Other Comprehensive Income, Net of Tax	1,011	272
	86,014	83,743

Total Liabilities and Stockholders' Equity	$111,337	$109,023

Part 1 (Continued)
Item 1 (Continued)

(18) Financial Information of Colony Bankcorp, Inc. (Parent Only) (Continued)

Income
Dividends from Subsidiaries	$1,262	$1,516
Other	24	41
	1,286	1,557
Expenses
Interest	388	528
Salaries and Employee Benefits	258	273
Other	362	351
	1,008	1,152

Income Before Taxes and Equity in Undistributed
Earnings of Subsidiaries	278	405
Income Tax (Benefits)	(312)	(358)

Income Before Taxes and Equity in Undistributed
Earnings of Subsidiaries	590	763
Equity in Undistributed Earnings of Subsidiaries	1,623	1,711

Net Income	2,213	2,474

Other Comprehensive Income, Net of Tax
Gains on Securities Arising During Year	1,115	406
Reclassification Adjustment	(376)	(121)

Change in Net Unrealized Gains on Securities Available For Sale,
Net of Reclassification Adjustment and Tax Effect	739	285

Comprehensive Income	$2,952	$2,759

Part 1 (Continued)
Item 1 (Continued)

(18) Financial Information of Colony Bankcorp, Inc. (Parent Only) (Continued)

COLONY BANKCORP, INC. (PARENT ONLY)
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND MARCH 31, 2007
(UNAUDITED)

	2008	2007
Cash Flows from Operating Activities
Net Income	$2,213	$2,474
Adjustments to Reconcile Net Income to Net Cash
Provided from Operating Activities
Depreciation and Amortization	79	75
Equity in Undistributed Earnings of Subsidiary	(1,623)	(1,711)
Other	(34)	(467)
	635	371
Cash Flows from Investing Activities
Capital Infusion in Subsidiary	(850)	--
Purchases of Premises and Equipment	(2)	(15)
Investment in Capital Trust	---	(279)
Liquidation of Statutory Trust	---	279
	(852)	(15)

Cash Flows from Financing Activities
Dividends Paid	(684)	(611)
Proceeds from Issuance of Subordinated Debentures	---	9,279
Principal Payment on Subordinated Debentures	---	(9,279)
	(684)	(611)

Net Increase in Cash	(901)	(255)

Cash, Beginning	973	2,224

Cash, Ending	$72	$1,969

Part 1 (Continued)
Item 1 (Continued)

(19) Earnings Per Share

SFAS No. 128 establishes standards for computing and presenting basic and diluted earnings per share.  Basic earnings per share is calculated and presented based on income available to common stockholders divided by the weighted average number of shares outstanding during the reporting periods.  Diluted earnings per share reflects the potential dilution of restricted stock.  The following presents earnings per share for the three months ended March 31, 2008 and 2007, respectively, under the requirements of Statement 128:

	Three Months Ended			Three Months Ended
	March 31, 2008			March 31,2007
	Income Numerator	Common Shares Denominator	EPS	Income Numerator	Common Shares Denominator	EPS

Basic EPS
Income Available to Common Stockholders	$2,213	7,192	$0.31	$2,474	7,182	$0.34

Dilutive Effect of Potential Common Stock
Restricted Stock		0			13

Diluted EPS
Income Available to Common Stockholders
After Assumed Conversions of
Dilutive Securities	$2,213	7,192	$0.31	$2,474	7,195	$0.34

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

Part 1 (Continued)
Item 2 (Continued)

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of March 31, 2008 and 2007, and results of operations for each of three months in the periods ended March 31, 2008 and 2007. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 34 percent federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.

Dollar amounts in tables are stated in thousands, except for per share amounts.

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense.  Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities.  Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets.  Net income totaled $2.21 million, or $0.31 diluted per common share, in three months ended March 31, 2008 compared to $2.47 million, or $0.34 diluted per common share, in three months ended March 31, 2007.

Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

	Three Months Ended
	March 31
	2008	2007

Taxable-equivalent net interest income	$9,699	10,530
Taxable-equivalent adjustment	94	79

Net interest income	9,605	10,451
Provision for possible loan losses	1,071	914
Noninterest income	2,371	2,110
Noninterest expense	7,757	7,909

Income before income taxes	$3,148	3,738
Income Taxes	935	1,264

Net income	$2,213	$2,474

Net Income per common share:
Basic	$0.31	$0.34
Diluted	$0.31	$0.34
Return on average assets	0.74%	0.82%
Return on average equity	10.38%	12.76%

Part 1 (Continued)
Item 2 (Continued)

Net income for three months ended March 31, 2008 decreased $0.261 million, or 10.5 percent compared to the same period in 2007. The decrease was primarily the result of a decrease of $0.846 million in net interest income and an increase of $0.157 million in provision for possible loan loss.  This was offset by an increase of $0.261 million in non-interest income, a decrease of $0.152 in non- interest expense and a decrease of $0.329 in income taxes.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 80.20 percent of total revenue for three months ended March 31, 2008 and 83.20 percent for the same period a year ago.

Net interest margin is the taxable-equivalent net interest income as a percentage of average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Company’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit has ranged from 4.00 percent to 8.25 percent during 2001 to 2007.  At year end 2007, the prime rate was 7.25 percent and with the 200 basis point reduction during first quarter 2008 the prime rate ended the quarter at 5.25 percent.  The federal funds rate moved similar to prime rate with interest rates ranging from 1.00 percent to 5.25 percent during 2001 to 2007.  At year end 2007, the federal funds rate was 4.25 percent and with the 200 basis point reduction during first quarter 2008 the federal funds rate ended the quarter at 2.25 percent.  We anticipate another 25 – 50 basis point reduction during second quarter 2008 and then a pause by the Federal Reserve the latter half of 2008.

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

Part 1 (Continued)
Item 2 (Continued)

Rate/Volume Analysis

The rate/volume analysis presented hereafter illustrates the change from March 31, 2007 to March 31, 2008 for each component of the taxable equivalent net interest income separated into the amount generated through volume changes and the amount generated by changes in the yields/rates.

	Changes from March 31, 2007 to March 31, 2008 (1)
($ in thousands)	Volume	Rate	Total

Interest Income
Loans, Net-taxable	$397	$(1,809)	$(1,412)

Investment Securities
Taxable	(1)	158	157
Tax-exempt	10	12	22
Total Investment Securities	9	170	179

Interest-Bearing Deposits in other Banks	(23)	(7)	(30)

Federal Funds Sold	(392)	(84)	(476)

Other Interest - Earning Assets	7	1	8
Total Interest Income	(2)	(1,729)	(1,731)

Interest Expense
Interest-Bearing Demand and Savings Deposits	47	(142)	(95)
Time Deposits	(574)	(266)	(840)

Federal Funds Purchased	34	(13)	21
Subordinated Debentures	(30)	(110)	(140)
Other Borrowed Money	168	(14)	154

Total Interest Expense	(355)	(545)	(900)
Net Interest Income	$353	$(1,184)	$(831)

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

The Company maintains about 39 percent of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years. The liabilities to fund assets are primarily in short term certificate of deposits that mature within one year. This balance sheet composition has allowed the Company to be relatively constant with its net interest margin the past several years, though the unprecedented 475 basis point decrease by U.S. Federal Reserve in 2001, 50 basis point decrease in 2002 and 25 basis point decrease in 2003 resulted in significant net interest margin pressure. During 2004 and 2005, interest rates increased 125 basis points and 200 basis points respectively, while another 100 basis point increase occurred during 2006, resulting in stable net interest margins.  The 100 basis point decrease by the Federal Reserve in 2007 followed by 200 basis point decrease in first quarter 2008 resulted in significant pressure on net interest margins again.  Net interest margin decreased to 3.44 percent for three months ended March 31, 2008 compared to 3.70 percent for the same period a year ago. We anticipate continued margin compression for 2008 given the Federal Reserve’s present interest rate forecast of easing to neutral for the balance of 2008.

Taxable-equivalent net interest income for three months ended March 31, 2008 decreased $0.83 million, or 7.89 percent compared to the same period a year ago. The fluctuation between the comparable periods primarily resulted from the negative impact of the significant decrease in interest rates. The average volume of earning assets during three months ended March 31, 2008 decreased almost $12.5 million compared to the same period a year ago while over the same period the net interest margin decreased by 26 basis points from 3.70 percent to 3.44 percent.  Growth in average earning assets during 2008 and 2007 was primarily in loans.  The decrease in the net interest margin in 2008 was primarily the result of the general decrease in market interest rates and sluggish loan activity.

The average volume of loans increased $18.6 million in three months ended March 31, 2008 compared to the same period a year ago.  The average yield on loans decreased 77 basis points in three months ended March 31, 2008 compared to the same period a year ago. Funding for this growth was primarily provided by other borrowed money and reduction in Federal funds sold.  The average volume of deposits decreased $34.6 million in three months ended March 31, 2008 compared to the same period a year ago, with interest-bearing deposits decreasing $36.1 million in three months ended March 31, 2008. Accordingly, the ratio of average interest-bearing deposits to total average deposits was 92.1 percent in three months ended March 31, 2008 compared to 92.5 percent in the same period a year ago.  This deposit mix, combined with a general decrease in market rates, had the effect of (i) decreasing the average cost of total deposits by 24 basis points in three months ended March 31, 2008 compared to the same period a year ago and, (ii) mitigating a portion of the impact of decreased yields on earning assets.

The Company’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.04 percent in three months ended March 31, 2008 compared to 3.30 percent in the same period a year ago. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $1.07 million in three months ended March 31, 2008 compared to $0.91 million in the same period a year ago.   See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Part 1 (Continued)
Item 2 (Continued)

NonInterest Income

The components of noninterest income were as follows:

	Three Months Ended
	March 31
	2008	2007

Service Charges on Deposit Accounts	$1,165	$1,118
Other Charges, Commissions and Fees	254	246
Other	213	310
Mortgage Fee Income	169	252
Securities Gains (Losses)	570	184

Total	$2,371	$2,110

Total noninterest income for three months ended March 31, 2008 increased $261 thousand, or 12.37 percent compared to the same period a year ago. Growth in noninterest income was primarily in service charges on deposit accounts, other charges, commissions and fees and securities gains.  Changes in these items and the other components of noninterest income are discussed in more detail below.

Service Charges on Deposit Accounts.  Service charges on deposit accounts for three months ended March 31, 2008 increased $47 thousand, or 4.20 percent, compared to the same period a year ago.   The increase was primarily due to an increase in overdraft fees, which were mostly related to consumer and commercial accounts.

Mortgage Fee Income.  Mortgage fee income for three months ended March 31, 2008 decreased $83 thousand, or 32.9 percent, compared to the same period a year ago.   The company anticipates fee income to continue to show a decrease over the previous year due to the current mortgage market and slowing economy.

All Other Noninterest Income.  Other charges, commissions and fees and other income for three months ended March 31, 2008 decreased $89 thousand, or 16.01 percent, compared to the same period a year ago.  The most significant decrease was premiums on the sale of SBA loans with $0 for three months ended March 31, 2008 from $67 thousand for the same period a year ago.

Securities Gains.  The Company realized gains from the sale of securities of $570 thousand in first quarter 2008 compared to $184 thousand in first quarter 2007.

Noninterest Expense

The components of noninterest expense were as follows:

	Three Months Ended
	March 31
	2008	2007

Salaries and employee benefits	$4,403	$4,542
Occupancy and Equipment	1,007	1,001
Other	2,347	2,366

Total	$7,757	$7,909

Part 1 (Continued)
Item 2 (Continued)

Total noninterest expense for three months ended March 31, 2008 decreased $152 thousand, or 1.92 percent, compared to the same period a year ago. These items and the changes in the various components of noninterest expense are discussed in more detail below.

Salaries and Employee Benefits.  Salaries and employee benefits expense for three months ended March 31, 2008 decreased $139 thousand, or 3.06 percent, compared to the same period a year ago.  The  slowing economy and lack of growth resulted in decreases in headcount as a result of normal attrition.

Occupancy and Equipment.  Occupancy and equipment expense has remained relatively flat in both periods with an increase of $6 thousand for three months ended March 31, 2008 compared to the same year ago period.

All Other Non-Interest Expense.  All other non-interest expense for three months ended March 31, 2008 decreased $19 thousand, or 0.80 percent compared to the same year ago period.

Sources and Uses of Funds

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the assets in which those funds are invested as a percentage of the Company’s average total assets for the period indicated. Average assets totaled $1.190  billion in three months ended March 31, 2008 compared to $1.205 billion in three months ended March 31, 2007.

	Three Months Ended
	March 31,
Source of Funds:	2008		2007
Deposits:
Noninterest –Bearing	$78,489	6.60%	76,994	6.39%
Interest-Bearing	920,196	77.32	956,327	79.38
Federal Funds Purchased	2,634	0.22	393	0.03
Long-term Debt and Other Borrowings	97,911	8.23	84,500	7.01
Other Noninterest-Bearing Liabilities	5,572	0.47	9,028	0.75
Equity Capital	85,260	7.16	77,562	6.44
Total	$1,190,062	100.00%	$1,204,804	100.00%

Uses of Funds:
Loans	$931,617	78.28%	$916,171	76.04%
Securities	154,896	13.02	154,235	12.80
Federal Funds Sold	18,500	1.55	48,969	4.07
Interest-Bearing Deposits in Other Banks	1,356	0.11	3,152	0.26
Other Interest-Earning Assets	5,527	0.47	5,038	0.42
Other Noninterest-Earning Assets	78,166	6.57	77,239	6.41
Total	$1,190,062	100.00%	$1,204,804	100.00%

Part 1 (Continued)
Item 2 (Continued)

Deposits continue to be the Company’s primary source of funding.  Over the comparable periods, the relative mix of deposits continues to be high in interest-bearing deposits.  Interest-bearing deposits totaled 92.14 percent of total average deposits in three months ended March 31, 2008 compared to 92.55 percent in the same period a year ago.

The Company primarily invests funds in loans and securities.  Loans continue to be the largest component of the Company’s mix of invested assets.  Total loans were $943 million at March 31, 2008, down 0.20 percent, compared to loans of $945 million at December 31, 2007.  See additional discussion regarding the Company’s loan portfolio in the section captioned “Loans” included elsewhere in this discussion.  The majority of funds provided by deposit growth have been invested in loans.

Loans

The following table presents the composition of the Company’s loan portfolio as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007

Commercial, Financial and Agricultural	$55,726	$52,323
Real Estate
Construction	194,199	211,484
Mortgage, Farmland	45,667	42,439
Mortgage, Other	556,904	544,655
Consumer	70,430	72,350
Other	20,486	22,028
	943,412	945,279
Unearned Interest and Fees	(234)	(301)
Allowance for Loan Losses	(15,220)	(15,513)

Loans	$927,958	$929,465

The following table presents total loans as of March 31, 2008 according to maturity distribution and/or repricing opportunity on adjustable rate loans:

Maturity and Repricing Opportunity	($ in Thousands)

One Year or Less	$628,327
After One Year through Three Years	260,055
After Three Years through Five Years	44,110
Over Five Years	10,920
$943,412

Overview. Loans totaled $943.4 million at March 31, 2008, down 0.20 percent from December 31, 2007 loans of $945.3 million.  The majority of the Company’s loan portfolio is comprised of the real estate loans-other, real estate construction and installment loans to individuals.  Real estate-other, which is primarily 1-4 family residential properties and nonfarm nonresidential properties, made up 59.03 percent and 57.62 percent of total loans, real estate construction made up 20.58 percent and 22.37 percent, while installment loans to individuals made up 7.47 percent and 7.65 percent of total loans at March 31, 2008 and December 31, 2007, respectively.  Real estate loans-other include both commercial and consumer balances.

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

Part 1 (Continued)
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

Commercial, Financial and Agricultural.  Commercial, financial and agricultural loans at March 31, 2008 increased 6.50 percent from December 31, 2007 to $55.7 million. The Company’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Company’s loan policy guidelines.

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

	March 31, 2008			December 31, 2007

		Period End Balances			Period End Balances
	Number of Relationships	Committed	Outstanding	Number of Relationships	Committed	Outstanding

Large Credit Relationships:
$10 million and greater	3	$40,379	$27,100	3	$38,957	$23,441
$5 million to $9.9 million	16	$91,489	$88,507	15	$92,595	$89,677

Maturities and Sensitivities of Loans to Changes in Interest Rates.  The following table presents the maturity distribution of the Company’s loans at March 31, 2008. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate.

Part 1 (Continued)
Item 2 (Continued)

	Due in One Year or Less	After One, but Within Three Years	After Three, but Within Five Years	After Five Years	Total

Loans with fixed interest rates	$262,114	$258,617	$43,964	$10,582	$575,277
Loans with floating interest rates	366,213	1,438	146	338	368,135

Total	$628,327	$260,055	$44,110	$10,920	$943,412

The Company may renew loans at maturity when requested by a customer whose financial strength appears to support such renewal or when such renewal appears to be in the Company’s best interest. In such instances, the Company generally requires payment of accrued interest and may adjust the rate of interest, require a principal reduction or modify other terms of the loan at the time of renewal.

Non-Performing Assets and Potential Problem Loans

Non-performing assets and accruing past due loans as of March 31, 2008 and December 31, 2007 were as follows:

	March 31, 2008	December 31, 2007

Loans accounted for on nonaccrual	$14,421	$14,956
Loans past due 90 days or more	17	60
Other real estate foreclosed	3,758	1,332
Total non-performing assets	$18,196	$16,348

Non-performing assets as a percentage of:
Total loans and foreclosed assets	1.92%	1.73%
Total assets	1.54%	1.35%
Accruing past due loans:
30-89 days past due	$14,476	$15,681
90 or more days past due	17	60
Total accruing past due loans	$14,493	$15,741

Non-performing assets include non-accrual loans, loans past due 90 days or more, restructured loans and foreclosed real estate.  Non-performing assets at March 31, 2008 increased 11.30 percent from December 31, 2007.

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

Part 1 (Continued)
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

	March 31, 2008		December 31, 2007

	Reserve	% *	Reserve	% *
Commercial, Financial and Agricultural	$3,577	6%	$3,645	6%
Real Estate – Construction	2,511	21%	2,560	22%
Real Estate – Farmland	609	5%	621	4%
Real Estate – Other	5,327	59%	5,430	58%
Loans to Individuals	2,359	7%	2,404	8%
All other Loans	837	2%	853	2%
Total	$15,220	100%	$15,513	100%

* Loan balance in each category expressed as a percentage of total end of period loans.

Part 1 (Continued)
Item 2 (Continued)

Activity in the allowance for loan losses is presented in the following table. There were no charge-offs or recoveries related to foreign loans during any of the periods presented.

The following table presents an analysis of the Company’s loan loss experience for the periods indicated.

($ in thousands)	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007

Allowance for Loan Losses at Beginning of Quarter	$15,513	$11,989

Charge-Off
Commercial, Financial and Agricultural	251	444
Real Estate	1,035	450
Consumer	142	41
All Other	3	47
	1,431	982
Recoveries
Commercial, Financial and Agricultural	15	19
Real Estate	11	201
Consumer	29	22
All Other	12	7
	67	249

Net Charge-Offs	1,364	733

Provision for Loan Losses	1,071	914

Allowance for Loan Losses at End of Quarter	$15,220	$12,170

Ratio of Net Charge-Offs to Average Loans	0.14%	0.08%

The allowance for loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The provision for loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for loan losses increased $157 thousand from $914 thousand in three months ended March 31, 2007 to $1,071 thousand in three months ended March 31, 2008.  Provisions were higher in 2008 compared to 2007 primarily due to the elevated risk of residential real estate and land development loans given the downturn in the real estate market during 2007.  Nonperforming assets as a percentage of total loans and foreclosed assets increased to 1.92 percent at March 31, 2008 compared to 0.86 percent at March 31, 2007 and 1.73 percent at December 31, 2007.

Net charge-offs in three months ended March 31, 2008 increased $631 thousand compared to the same period a year ago.  Net charge-offs of 0.14 percent for first quarter 2008 annualize to 0.56 percent for the year.  Net charge-offs the past three years have averaged 0.30 percent; however, we anticipate an increase in 2008 as many problem credits have not had time to run through the current cycle and brought to any resolution.

Management believes the level of the allowance for loan losses was appropriate as of March 31, 2008. Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

Part 1 (Continued)
Item 2 (Continued)

Investment Portfolio

The following table presents carrying values of investment securities held by the Company as of March 31, 2008 and December 31, 2007.

($ in thousands)	March 31, 2008	December 31, 2007

U.S. Government Agencies	$5,177	$37,095
State, County and Municipal	12,328	13,984
Corporate Obligations	5,501	5,787
Marketable Equity Securities	2	2
Asset-Backed Securities	1,000	1,000

Investment Securities	24,008	57,868
Mortgage Backed Securities	132,064	109,323
Total Investment Securities and
Mortgage Backed Securities	$156,072	$167,191

The following table represents maturities and weighted-average yields of investment securities held by the Company as of March 31, 2008.  (Mortgage backed securities are based on the average life at the projected speed, while Agencies and State and Political subdivisions reflect anticipated calls being exercised.)

	Within 1 Year		After 1 Year But Within 5 Years		After 5 Years But Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U. S Government Agencies	$4,175	3.85%	$1,002	5.0%	$-	-%	$-	-%

Mortgage Backed Securities	9,002	3.92	59,782	4.50	53,022	5.27	10,258	5.70

State, County and Municipal	4,349	3.83	3,880	3.55	4,099	4.07	-	-

Corporate Obligations	1,994	6.92	-	-	3,507	5.48	-	-

Marketable Securities							2	-

Asset-Backed Securities							1,000	6.32%

Total Investment Portfolio	$19,520	4.19%	$64,664	4.45%	$60,628	5.20%	$11,260	5.75%

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

At March 31, 2008, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10 percent of the Company’s shareholders’ equity.

The average yield of the securities portfolio was 5.10 percent in three months ended March 31, 2008 compared to 4.66 percent in the same period a year ago. The increase in the average yield over the comparable periods primarily resulted from the higher interest rate environment.

Part 1 (Continued)
Item 2 (Continued)

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the three months period ended March 31, 2008 and March 31, 2007.

	March 31, 2008		March 31, 2007
	Average	Average	Average	Average
($ in thousands)	Amount	Rate	Amount	Rate

Noninterest-Bearing Demand Deposits	$78,489		$76,994
Interest-Bearing Demand and Savings Deposits	220,454	1.83%	211,541	2.09%
Time Deposits	699,742	4.96%	744,786	5.10%

Total Deposits	$998,685	3.87%	$1,033,321	4.11%

The following table presents the maturities of the Company's time deposits as of March 31, 2008.

	Time Deposits $100,000	Time Deposits Less Than
($ in thousands)	or Greater	$100,000	Total

Months to Maturity
3 or Less	$92,482	$96,051	$188,533
Over 3 through 12 Months	212,577	218,049	430,626
Over 12 Months through 36 Months	28,381	33,215	61,596
Over 36 Months	4,115	6,884	10,999

	$337,555	$354,199	$691,754

Average deposits decreased $35 million to $999 million at March 31, 2008 from $1,033 million at March 31, 2007.  The decrease  included an increase of $1.5 million, or 1.94 percent, related to noninterest-bearing deposits.  Accordingly the ratio of average noninterest-bearing deposits to total average deposits was 7.86 percent for three months ended March 31, 2008 compared to 7.45 percent for three months ended March 31, 2007.  The general decrease in market rates, had the effect of (i) decreasing the average cost of total deposits by 24 basis points in three months ended March 31, 2008 compared to the same period a year ago; and (ii) mitigating a portion of the impact of decreasing yields on earning assets.

Total average interest-bearing deposits decreased $36 million, or 3.78 percent in three months ended March 31, 2008 compared to the same period a year ago.  The shrinkage in average deposits at March 31, 2008 compared to March 31, 2007 was in time deposits.  With the current interest rate environment, it appears that many customers are looking for an alternative to invest their funds for extended periods and are not choosing to maintain such funds in time accounts.

Off-Balance-Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of March 31, 2008. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

Part 1 (Continued)
Item 2 (Continued)

	Payments Due by Period

	1 Year or Less		More than 1 Year but Less Than 3 Years		3 Years or More but Less Than 5 Years		5 Years or More	Total
Contractual obligations:
Subordinated debentures	$	----	$	----	$	----	$24,229	$24,229
Federal Funds Purchased		2,917		----		----	----	2,917
Other Borrowed Money		400		----		----	----	400
Federal Home Loan Bank advances		6,500		1,000		41,000	22,000	70,500
Operating leases		115		179		167	44	505
Deposits with stated maturity dates		619,159		61,596		10,949	50	691,754

		629,091		62,775		52,116	46,323	790,305
Other commitments:
Loan commitments		93,501		----		----	----	93,501
Standby letters of credit		3,357		----		----	----	3,357
Construction Contracts		947		----		----	----	947

		97,805		----		----	----	97,805
Total contractual obligations and
Other commitments		$726,896		$62,775		$52,116	$46,323	$888,110

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

Loan Commitments. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for possible loan losses. Loan commitments outstanding at March 31, 2008 are included in the table above.

Standby Letters of Credit.  Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. The Company’s policies generally require that standby letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby  letters of credit outstanding at March 31, 2008 are included in the table above.

Capital and Liquidity

At March 31, 2008, stockholders’ equity totaled $86.01 million compared to $83.74 million at December 31, 2007. In addition to net income of $2.21 million, other significant changes in stockholders’ equity during three months ended March 31, 2008 included $0.70  million of dividends paid and an increase of $58 thousand resulting from the amortization of the stock grant plan. The accumulated other comprehensive income (loss) component of stockholders’ equity totaled $1,011 thousand at March 31, 2008 compared to $272 thousand at December 31, 2007. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale. Under regulatory requirements, the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. Tier 1 capital consists of common stock and qualifying preferred stockholders’ equity less goodwill.  Tier 2 capital consists of certain convertible, subordinated and other qualifying debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets.  The Company has no Tier 2 capital other than the allowance for loan losses and gain on marketable equity securities.

Part 1 (Continued)
Item 2 (Continued)

Using the capital requirements presently in effect, the Tier 1 ratio as of March 31, 2008 was 11.21 percent and total Tier 1 and 2 risk-based capital was 12.47 percent.  Both of these measures compare favorably with the regulatory minimum of 4 percent for Tier 1 and 8 percent for total risk-based capital.  The Company’s Tier 1 leverage ratio as of March 31, 2007 was 8.90 percent, which exceeds the required ratio standard of 4 percent.

For three months ended March 31, 2008, average capital was $85.2 million, representing 7.16 percent of average assets for the year.   This compares to 6.44 percent for three months ended March 31, 2007 and 6.69 percent for calendar year 2007.

The Company declared cash dividends of $.0975 per common share during the first quarter of 2008, and a cash dividend of $0.0875 per common share during the first quarter of 2007, respectively.  This equates to a dividend payout ratio of 31.45 percent for first quarter 2008 compared to 25.74 percent for the same period a year ago.

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

The investment portfolio provides a ready means to raise cash if liquidity needs arise.  As of March 31 2008, the Company held $156 million in bonds (excluding FHLB stock), at current market value in the available for sale portfolio.  At December 31, 2007, the available for sale bond portfolio totaled $167 million.  Only marketable investment grade bonds are purchased.  Although most of the banks’ bond portfolios are encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for a sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it primarily determines the Company’s liquidity posture.  Colony had ratios of loans to deposits of 94.9 percent as of March 31, 2008 and 92.8 percent at December 31, 2007.  Management employs alternative funding sources when deposit balances will not meet loan demands.  The ratios of loans to all funding sources (excluding Subordinated Debentures) at March 31, 2008 and December 31, 2007 were 88.4 percent and 86.4 percent, respectively.  Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources.  The stability of the banks’ core deposit base is an important factor in Colony’s liquidity position.  A heavy percentage of the deposit base is comprised of accounts of individuals and small business with comprehensive banking relationships and limited volatility.  At March 31, 2008 and December 31, 2007, the banks had $337.6 million and $347.2 million in certificates of deposit of $100,000 or more.  These larger deposits represented 33.97 percent and 34.09 percent of respective total deposits.  Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed.  Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

Local market deposit sources proved insufficient to fund the strong loan growth trends at Colony over the past several years.  The Company supplemented deposit sources with brokered deposits.  As of March 31, 2008, the Company had $51.2 million, or 5.15  percent of total deposits, in brokered certificates of deposit attracted by external third parties.  Additionally, the banks use external wholesale or Internet services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed.

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

Part 1 (Continued)
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

Part 1 (Continued)
Item 2 (Continued)

Return on Assets and Stockholders’ Equity

The following table presents selected financial ratios for each of the periods indicated.

	Three Months Ended March 31
	2008	2007

Return on Assets	0.74%	0.82%
Return on Equity	10.38%	12.76%
Dividend Payout	31.45%	25.74%
Avg. Equity to Avg. Assets	7.16%	6.44%
Dividends Declared	$0.0975	$0.0875

Future Outlook

Colony is an emerging company in an industry filled with nonregulated competitors and a rapid pace of consolidation.  The year brings with it new opportunities for growth in our existing markets, as well as opportunities to expand into new markets through acquisitions and denovo branching.  Entry into the MSA markets – Savannah, Albany, Columbus, Warner Robins, and Valdosta – will require multi-branch offices and the Company is presently looking for available real estate to purchase in those markets.  Presently Colony has secured real estate in the Savannah market and began construction of its second Savannah office in fourth quarter 2007.  Likewise, Colony has secured real estate in the Albany market for another office though no established date for construction has been set.

BUSINESS
General

The Company was organized in 1983 as a bank holding company through the merger of Colony Bank of Fitzgerald with a subsidiary of the Company.  Since that time, Colony Bank of Fitzgerald, which was formed by principals of Colony Bankcorp, Inc. in 1976, has operated as a wholly-owned subsidiary of the Company.  In April 1984, Colony Bankcorp, Inc. acquired Colony Bank Wilcox, and in November 1984, Colony Bank Ashburn became a wholly-owned subsidiary of Colony Bankcorp, Inc.  Colony Bankcorp, Inc. continued its growth with the acquisition of Colony Bank of Dodge County in September 1985.  In August 1991, Colony Bankcorp, Inc. acquired Colony Bank Worth.  In November 1996, Colony Bankcorp, Inc. acquired Colony Bank Southeast and in November 1996 formed a non-bank subsidiary Colony Management Services, Inc.  In March 2002, Colony Bankcorp, Inc. acquired Colony Bank Quitman, FSB and also formed Colony Bankcorp Statutory Trust I.  In December 2002, Colony formed its second trust, Colony Bankcorp Statutory Trust II.  In September, 2004, Colony formed its third Trust, Colony Bankcorp Statutory Trust III.  In April 2006, Colony formed its fourth Trust, Colony Bankcorp Capital Trust I.  In March 2007, Colony formed its fifth Trust, Colony Bankcorp Capital Trust II, while it liquidated its first Trust, Colony Bankcorp Statutory Trust I by exercising its call option.  In September 2007, Colony formed its sixth Trust, Colony Bankcorp Capital Trust III and liquidated its second Trust, Colony Bankcorp Statutory Trust II by exercising its call option in December 2007.

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

On April 2, 1998, the Company was listed on Nasdaq National Market.  The Company’s common stock trades on the Nasdaq Stock Market under the symbol “CBAN”.  The Company presently has approximately 2,056 shareholders as of March 31, 2008.  “The Nasdaq Stock Market” or “Nasdaq” is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting and order execution systems.  This market also provides specialized automation services for screen-based negotiations of transactions, on-line comparison of transactions, and a range of informational services tailored to the needs of the securities industry, investors and issuers.  The Nasdaq Stock Market is operated by The Nasdaq Stock Market, Inc., a wholly-owned subsidiary of the National Association of Securities Dealers,  Inc.

Part 1 (Continued)
Item 3

Quantitative and Qualitative Disclosures About Market Risk

AVERAGE BALANCE SHEETS	Three Months Ended			Three Months Ended
	March 31, 2008			March 31, 2007
	Average	Income/	Yields/	Average	Income/	Yields/
($ in thousands)	Balances	Expense	Rates	Balances	Expense	Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Interest and fees
Taxable (1)	$947,117	$18,380	7.76%	$928,497	$19,792	8.53%
Investment Securities
Taxable	142,242	1,791	5.04%	142,313	1,634	4.59%
Tax-Exempt (2)	12,654	184	5.82%	11,922	162	5.44%
Total Investment Securities	154,896	1,975	5.10%	154,235	1,796	4.66%
Interest-Bearing Deposits	1,356	11	3.24%	3,152	41	5.20%
Federal Funds Sold	18,500	155	3.35%	48,969	631	5.15%
Interest-Bearing Other Assets	5,527	84	6.08%	5,038	76	6.03%
Total Interest-Earning Assets	1,127,396	$20,605	7.31%	1,139,891	$22,336	7.84%
Non-interest-Earning Assets
Cash and Cash Equivalents	22,712			22,355
Allowance for Loan Losses	(15,500)			(12,326)
Other Assets	55,454			54,884
Total Noninterest-Earning Assets	62,666			64,913
Total Assets	$1,190,062			$1,204,804
Liabilities and Stockholders' Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$220,454	$1,009	1.83%	$211,541	$1,104	2.09%
Other Time	699,742	8,663	4.96%	744,786	9,503	5.10%
Total Interest-Bearing Deposits	920,196	9,672	4.20%	956,327	10,607	4.44%
Other Interest-Bearing Liabilities
Other Borrowed Money	73,682	819	4.45%	58,828	665	4.52%
Subordinated Debentures	24,229	388	6.41%	25,672	528	8.23%
Federal Funds Purchased	2,634	27	4.10%	393	6	6.11%
Total Other Interest-Bearing Liabilities	100,545	1,234	4.91%	84,893	1,199	5.65%
Total Interest-Bearing Liabilities	1,020,741	$10,906	4.27%	1,041,220	$11,806	4.54%
Noninterest-Bearing Liabilities and
Stockholders' Equity
Demand Deposits	78,489			76,994
Other Liabilities	5,572			9,028
Stockholders' Equity	85,260			77,562
Total Noninterest-Bearing Liabilities and Stockholders' Equity	169,321			163,584
Total Liabilities and Stockholders' Equity	$1,190,062			$1,204,804

Interest Rate Spread			3.04%			3.30%
Net Interest Income		$9,699			$10,530
Net Interest Margin			3.44%			3.70%

(1)
The average balance of loans includes the average balance of nonaccrual loans.  Income on such loans is recognized and recorded on the cash basis.  Taxable equivalent adjustments totaling $31 and $24 for three month periods ended March 31, 2008 and 2007, respectively, are included in tax-exempt interest on loans.

Part 1 (Continued)
Item 3 (Continued)

(2)
Taxable-equivalent adjustments totaling $62 and $55 for three month periods ended March 31, 2008  and 2007, respectively, are included in tax-exempt interest on investment securities.  The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

Colony Bankcorp, Inc. and Subsidiary
Interest Rate Sensitivity

The following table is an analysis of the Company’s interest rate-sensitivity position at March 31, 2008.  The interest-bearing rate-sensitivity gap, which is the difference between interest-earning assets and interest-bearing liabilities by repricing period, is based upon maturity or first repricing opportunity, along with a cumulative interest rate-sensitivity gap.  It is important to note that the table indicates a position at a specific point in time and may not be reflective of positions at other times during the year or in subsequent periods.  Major changes in the gap position can be, and are, made promptly as market outlooks change.

	Assets and Liabilities Repricing Within

	3 Months	4 to 12		1 to 5	Over 5
	or Less	Months	1 Year	Years	Years	Total
($ in Thousands)

EARNING ASSETS:
Interest-bearing Deposits	$1,279	$--	$1,279	$--	$--	$1,279
Federal Funds Sold	12,697	--	12,697	--	--	12,697
Investment Securities	25,175	16,306	41,481	83,790	30,801	156,072
Loans Held for Sale	0	--	0	--	--	0
Loans, Net of Unearned Income	444,075	184,135	628,210	304,048	10,920	943,178
Other Interest-bearing Assets	5,395	--	5,395	--	--	5,395

Total Interest-earning assets	488,621	200,441	689,062	387,838	41,721	1,118,621

INTEREST-BEARING LIABILITIES:
Interest-bearing Demand Deposits (1)	191,282	--	191,282	--	--	191,282
Savings (1)	33,920	--	33,920	--	--	33,920
Time Deposits	188,533	430,626	619,159	72,546	49	691,754
Other Borrowings (2)	6,900	3,000	9,900	42,000	19,000	70,900
Subordinated Debentures	24,229	--	24,229	--	--	24,229
Federal Funds Purchased	2,917	--	2,917	--	--	2,917

Total Interest-Bearing liabilities	447,781	433,626	881,407	114,546	19,049	1,015,002

Interest Rate-Sensitivity Gap	40,840	(233,185)	(192,345)	273,292	22,672	103,619

Cumulative Interest-Sensitivity Gap	40,840	(192,345)	(192,345)	80,947	103,619

Interest Rate-Sensivitiy Gap as a Percentage of Interest-Earning Assets	3.65%	(20.85%)	(17.19%)	24.43%	2.03%

Cumulative Interest Rate-Sensitivity as as a Percentage of Interest-Earning Assets	3.65%	(17.19%)	(17.19%)	7.24%	9.26%

(1)  Interest-bearing Demand and Savings Accounts for repricing purposes are considered to reprice within 3 months or less.
(2)  Short-term borrowings for repricing purposes are considered to reprice within 3 months or less.

Part 1 (Continued)
Item 3 (Continued)

The foregoing table indicates that we had a one year negative gap of ($192) million, or (17.19) percent of total assets at March 31, 2008.  In theory, this would indicate that at March 31, 2008, $192 million more in liabilities than assets would reprice if there were a change in interest rates over the next 365 days.  Thus, if interest rates were to increase, the gap would indicate a resulting decrease in net interest margin.  However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity.  In addition, the interest rate spread between an asset and our supporting liability can vary significantly while the timing of repricing of both the assets and our supporting liability can remain the same, thus impacting net interest income.  This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposits.

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

The Company is now utilizing SunTrust Asset/Liability Management Analysis for a more dynamic analysis of balance sheet structure. The Company has established earnings at risk for net-interest income in a +/- 200 basis point rate shock to be no more than a fifteen percent percentage change.  The most recent analysis as of December 31, 2007 indicates that net interest income would deteriorate 9.61 percent with a 200 basis point decrease and would improve 4.45 percent with a 200 basis point increase.  The Company has established equity at risk in a +/- 200 basis points rate shock to be no more than a twenty percent percentage change.  The most recent analysis as of December 31, 2007 indicates that net economic value of equity percentage change would decrease 1.05 percent with a 200 basis point increase and would decrease 9.57 percent with a  200 basis point decrease.  The Company has established its one year gap to be 0.80 percent to 1.20 percent.  The most recent analysis as of December 31, 2007 indicates a one year gap of 0.90 percent.  The analysis reflects net interest margin compression in a declining interest rate environment.  Given that interest rates are at or near its peak, the Company is focusing on areas to minimize margin compression in the future.  These include locking in more loans at a fixed rate versus a variable rate, minimizing dollars in Federal funds, extending out on the yield curve with investments, securing brokered certificates of deposit for terms less than one year and focusing on reduction of nonperforming assets.

Part 1 (Continued)
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

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None

ITEM 1A – RISK FACTORS

During the period covered by this report, there have been no material changes from risk factors as previously disclosed in the registrant’s Form 10-K filed on March 14, 2008 in response to Item 1A to Part I of Form 10-K.

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

/s/ Al D. Ross
Date: May 8, 2008	Al D. Ross,
President and Chief Executive Officer

/s/ Terry L. Hester
Date: May 8, 2008	Terry L. Hester, Executive Vice President and
Chief Financial Officer