Form 10-Q
period 2008-06-30
COLONY BANKCORP INC
filed 2008-08-08
CIK 711669

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 30, 2008	COMMISSION FILE NUMBER 0-12436

COLONY BANKCORP, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

GEORGIA	58-1492391
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

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

LARGE ACCELERATED FILER ☐	ACCELERATED FILER ☒
NON ACCELERATED FILER ☐	SMALLER REPORTING COMPANY ☐
(DO NOT CHECK IF A SMALLER REPORTING COMPANY)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE ACT).

YES    ☐             NO    ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS	OUTSTANDING AT AUGUST 8, 2008
COMMON STOCK, $1 PAR VALUE	7,215,463

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

A.	CONSOLIDATED BALANCE SHEETS – JUNE 30, 2008 AND DECEMBER 31, 2007.

B.	CONSOLIDATED STATEMENTS OF INCOME – FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007 AND FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007.

C.	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007 AND FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007.

D.	CONSOLIDATED STATEMENTS OF CASH FLOWS – FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007.

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS
(CONSISTING SOLELY OF NORMAL RECURRING ADJUSTMENTS) NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2008 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

Part I (Continued)
Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2008 AND DECEMBER 31, 2007
(DOLLARS IN THOUSANDS)

	June 30, 2008	December 31, 2007
ASSETS	(Unaudited)

Cash and Cash Equivalents
Cash and Due from Banks	$27,478	$28,369
Federal Funds Sold	5,579	21,737
	33,057	50,106
Interest-Bearing Deposits	1,783	1,467
Investment Securities
Available for Sale, at Fair Value	177,054	167,123
Held to Maturity, at Cost (Fair Value of $65 and $72, as of June 30, 2008 and December 31, 2007, Respectively)	63	68
	177,117	167,191

Federal Home Loan Bank Stock, at Cost	6,092	5,533
Loans	954,287	945,279
Allowance for Loan Losses	(17,466)	(15,513)
Unearned Interest and Fees	(213)	(301)
	936,608	929,465

Premises and Equipment	28,606	27,809
Other Real Estate	3,198	1,332
Goodwill	2,412	2,412
Other Intangible Assets	384	402
Other Assets	21,955	23,059
Total Assets	$1,211,212	$1,208,776

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest-Bearing	$75,946	$86,112
Interest-Bearing	900,376	932,490
	976,322	1,018,602
Borrowed Money
Federal Funds Purchased	16,465	1,346
Securities Sold Under Agreements to Repurchase	20,000	---
Subordinated Debentures	24,229	24,229
Other Borrowed Money	84,600	73,600
	145,294	99,175

Other Liabilities	5,773	7,256
Commitments and Contingencies
Stockholders' Equity
Common Stock, Par Value $1 a Share, Authorized 20,000,000 Shares, Issued 7,215,463 and 7,200,913 Shares as of June 30, 2008 and December 31, 2007, Respectively	7,215	7,201
Paid-In Capital	24,589	24,420
Retained Earnings	53,185	52,087
Restricted Stock - Unearned Compensation	(346)	(237)
Accumulated Other Comprehensive Loss, Net of Tax	(820)	272
	83,823	83,743

Total Liabilities and Stockholders' Equity	$1,211,212	$1,208,776

The accompanying notes are an integral part of these statements.

Part I (Continued)
Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 2008 AND 2007
AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	6/30/2008	6/30/2007	6/30/2008	6/30/2007
Interest Income
Loans, Including Fees	$16,742	$20,420	35,091	40,188
Federal Funds Sold	84	336	239	967
Deposits with Other Banks	9	34	20	75
Investment Securities
U.S. Government Agencies	1,586	1,573	3,267	3,117
State, County and Municipal	92	137	230	271
Corporate Obligations and Asset-Backed Securities	85	63	179	126
Dividends on Other Investments	82	73	166	149
	18,680	22,636	39,192	44,893
Interest Expense
Deposits	8,475	10,673	18,147	21,280
Federal Funds Purchased	24	31	52	37
Borrowed Money	1,138	1,107	2,345	2,300
	9,637	11,811	20,544	23,617

Net Interest Income	9,043	10,825	18,648	21,276
Provision for Loan Losses	4,071	914	5,142	1,828
Net Interest Income After Provision for Loan Losses	4,972	9,911	13,506	19,448

Noninterest Income
Service Charges on Deposits	1,173	1,214	2,338	2,332
Other Service Charges, Commissions and Fees	241	239	495	485
Mortgage Fee Income	174	286	343	538
Securities Gains	614	2	1,184	186
Other	832	315	1,045	625
	2,034	2,056	5,405	4,166
Noninterest Expenses
Salaries and Employee Benefits	4,029	4,687	8,432	9,229
Occupancy and Equipment	1,061	1,010	2,068	2,011
Other	2,624	2,268	4,971	4,634
	7,714	7,965	15,479	15,874

Income Before Income Taxes	292	4,002	3,440	7,740
Income Taxes	0	1,300	935	2,564
Net Income	$292	$2,702	$2,505	$5,176
Net Income Per Share of Common Stock
Basic	$0.04	$0.38	$0.35	$0.72
Diluted	$0.04	$0.38	$0.35	$0.72
Cash Dividends Declared Per Share of Common Stock	$0.10	$0.09	$0.20	$0.18
Weighted Average Basic Shares Outstanding	7,197,607	7,187,587	7,194,734	7,184,576
Weighted Average Diluted Shares Outstanding	7,197,607	7,197,645	7,194,734	7,196,193

The accompanying notes are an integral part of these statements.

Part I (Continued)
Item 1 (Continued)

COLONY BANKCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2008 AND 2007
AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	06/30/08	06/30/07	06/30/08	06/30/07

Net Income	$292	$2,702	$2,505	$5,176

Other Comprehensive Income (Loss), Net of Tax
Gains (Losses) on Securities Arising During the Year	(1,426)	(813)	(311)	(407)
Reclassification Adjustment	(405)	(2)	(781)	(123)

Change in Net Unrealized Losses on Securities Available for Sale, Net of Reclassification Adjustment and Tax Effect	(1,831)	(815)	(1,092)	(530)

Comprehensive Income (Loss)	$(1,539)	$1,887	$1,413	$4,646

The accompanying notes are an integral part of these statements.

Part I (Continued)
Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,505	$5,176
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation	992	932
Provision for Loan Losses	5,142	1,828
Securities Gains	(1,184)	(186)
Amortization and Accretion	320	285
Loss on Sale of Other Real Estate and Repossessions	42	71
Gain on Sale of Equipment	(10)	(7)
Decrease (Increase) in Cash Surrender Value of Life Insurance	(142)	33
Change in Loans Held for Sale	---	(380)
Other Prepaids, Deferrals and Accruals, Net	208	(902)
	7,873	6,850
CASH FLOWS FROM INVESTING ACTIVITIES
Federal Home Loan Bank Stock	(560)	(378)
Purchases of Investment Securities Available for Sale	(108,327)	(23,939)
Proceeds from Maturities, Calls, and Paydowns of
Investment Securities:
Available for Sale	34,724	9,524
Held to Maturity	7	8
Proceeds from Sale of Investment Securities
Available for Sale	63,111	7,673
(Increase) Decrease in Interest-Bearing Deposits in Other Banks	(317)	877
Net Loans to Customers	(16,098)	(14,055)
Purchase of Premises and Equipment	(1,789)	(1,086)
Other Real Estate and Repossessions	1,865	1,087
Proceeds from Sale of Premises and Equipment	10	7
Investment in Statutory Trust	---	(279)
Liquidation of Statutory Trust	---	279
	(27,374)	(20,282)
CASH FLOWS FROM FINANCING ACTIVITIES
Noninterest-Bearing Customer Deposits	(10,166)	(2,267)
Interest-Bearing Customer Deposits	(32,113)	(18,436)
Increase (Decrease) in Federal Funds Purchased	15,119	(170)
Securities Sold Under Agreements to Repurchase	20,000	---
Dividends Paid	(1,388)	(1,242)
Proceeds from Other Borrowed Money	43,000	36,000
Principal Payments on Other Borrowed Money	(32,000)	(28,000)
Proceeds from Issuance of Subordinated Debentures	---	9,279
Principal Payments on Subordinated Debentures	---	(9,279)
	2,452	(14,115)

Net Increase (Decrease) in Cash and Cash Equivalents	(17,049)	(27,547)
Cash and Cash Equivalents at Beginning of Period	50,106	72,380
Cash and Cash Equivalents at End of Period	$33,057	$44,833

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

Concentrations of Credit Risk

Lending is concentrated in commercial and real estate primarily to local borrowers. The Company has a high concentration of real estate loans that could pose an adverse credit risk particularly with the current economic downturn in the real estate market.  In management’s opinion, the balance of the loan portfolio is sufficiently diversified to avoid significant concentration of credit risk.  Although the Company has a diversified loan portfolio, a substantial portion of borrowers’ ability to honor their contracts is dependent upon the viability of the real estate economic sector.

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

Depreciation is charged to operations over the estimated useful lives of the assets. The estimated useful lives and methods of depreciation are as follows:

Description	Life in Years	Method .

Banking Premises	15-40	Straight-Line and Accelerated
Furniture and Equipment	5-10	Straight-Line and Accelerated
Leasehold Improvements	5-20	Straight-Line

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

SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  The hierarchical guidance provided by SFAS 162 did not have a significant impact on the Corporation’s financial statements.

(2)      Cash and Balances Due from Banks

Components of cash and balances due from banks are as follows as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Cash on Hand and Cash Items	$8,242	$8,527
Noninterest-Bearing Deposits with Other Banks	19,236	19,842
	$27,478	$28,369

As of June 30, 2008, the Banks had required deposit reserves of approximately $4,492 with the Federal Reserve that was satisfied with cash on hand.

(3)      Investment Securities

Investment securities as of June 30, 2008 are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale:
U.S. Government Agencies
Mortgage-Backed	$158,843	$384	$(1,428)	$157,799
Other	3,400	5	---	3,405
State, County & Municipal	10,161	33	(114)	10,080
Corporate Obligations	4,891	31	(154)	4,768
Asset-Backed Securities	1,000	---	---	1,000
Marketable Equity Securities	2	---	---	2
	$178,297	$453	$(1,696)	$177,054

Securities Held to Maturity:
State, County and Municipal	$63	$2	$ ---	$65

Part I (Continued)
Item 1 (Continued)

The amortized cost and fair value of investment securities as of June 30, 2008, by contractual maturity, are shown hereafter.  Expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in One Year or Less	$5,263	$5,270
Due After One Year Through Five Years	5,752	5,610
Due After Five Years Through Ten Years	4,582	4,555	$63	$65
Due After Ten Years	3,855	3,818	--	--
	19,452	19,253	63	65

Mortgage Backed Securities	158,843	157,799
Marketable Equity Securities	2	2	--	--
	$178,297	$177,054	$63	$65

Investment securities as of December 31, 2007 are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale:
U.S. Government Agencies
Mortgage Backed	$109,024	$758	$(459)	$109,323
Other	36,818	314	(36)	37,096
State, County & Municipal	14,178	33	(296)	13,915
Corporate Obligations	5,689	105	(7)	5,787
Asset-Backed Securities	1,000	---	---	1,000
Marketable Equity Securities	2	---	---	2
	$166,711	$1,210	$(798)	$167,123

Securities Held to Maturity:
State, County and Municipal	$68	$4	$ ---	$72

Proceeds from the sale of investments available for sale during first six months of 2008 totaled $63,111 compared to $7,673 for the first six months of 2007.  The sale of investments available for sale during 2008 resulted in gross realized gains of $1,187 and gross realized losses of $3 and the sale of investments available for sale during 2007 resulted in gross realized gain of $212 and losses of $26.

Investment securities having a carry value approximating $91,651 and $89,145 as of June 30, 2008 and December 31, 2007, respectively, were pledged to secure public deposits and for other purposes.

Part I (Continued)
Item 1 (Continued)

Information pertaining to securities with gross unrealized losses at June 30, 2008 and December 31, 2007 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

June 30, 2008
U.S. Government Agencies
Mortgage Backed	$100,997	$(1,348)	$4,211	$(80)	$105,208	$(1,428)
Other	---	---	---	---	---	---
State, County and Municipal	4,765	(114)	420	---	5,185	(114)
Corporate Obligations	2,288	(153)	449	(1)	2,737	(154)
Marketable Equity Securities	2	---	---	---	2	---
	$108,052	$(1,615)	$5,080	$(81)	$113,132	$(1,696)

December 31, 2007
U.S. Government Agencies
Mortgage Backed	$13,721	$(56)	$30,761	$(403)	$44,482	$(459)
Other	---	---	14,101	(36)	14,101	(36)
State, County and Municipal	6,918	(255)	3,115	(41)	10,033	(296)
Corporate Obligations	---	---	995	(7)	995	(7)
Marketable Equity Securities	2	---	---	---	2	---
	$20,641	$(311)	$48,972	$(487)	$69,613	$(798)

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

At June 30, 2008, the debt securities with unrealized losses have depreciated 1.48 percent from the Company’s amortized cost basis.  These securities are guaranteed by either U.S. Government or other governments.  These unrealized losses relate principally to current interest rates for similar type of securities.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition.  As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

(4)      Loans

The composition of loans as of  June 30, 2008 and December 31, 2007 was as follows:

	June 30, 2008	December 31, 2007

Commercial, Financial and Agricultural	$88,641	$52,323
Real Estate – Construction	183,168	211,484
Real Estate – Farmland	53,537	42,439
Real Estate – Other	568,316	544,655
Installment Loans to Individuals	45,230	72,350
All Other Loans	15,395	22,028
	$954,287	$945,279

Part I (Continued)
Item 1 (Continued)

Nonaccrual loans are loans for which principal and interest are doubtful of collection in accordance with original loan terms and for which accruals of interest have been discontinued due to payment delinquency.  Nonaccrual loans totaled $17,953 and $14,956 as of June 30, 2008 and December 31, 2007, respectively and total recorded investment in loans past due 90 days or more and still accruing interest approximated $0 and $60, respectively.

(5)      Allowance for Loan Losses

Transactions in the allowance for loan losses are summarized below for six months ended June 30, 2008 and June 30, 2007 as follows:

	June 30, 2008	June 30, 2007

Balance, Beginning	$15,513	$11,989
Provision Charged to Operating Expenses	5,142	1,828
Loans Charged Off	(3,458)	(1,485)
Loan Recoveries	269	315

Balance, Ending	$17,466	$12,647

(6)      Premises and Equipment

Premises and equipment are comprised of the following as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007

Land	$7,799	$7,799
Building	20,937	20,901
Furniture, Fixtures and Equipment	13,440	12,641
Leasehold Improvements	994	994
Construction in Progress	1,318	448
	44,488	42,783

Accumulated Depreciation	(15,882)	(14,974)
	$28,606	$27,809

Depreciation charged to operations totaled $992 and $932 for June 30, 2008 and June 30, 2007, respectively.

Certain Company facilities and equipment are leased under various operating leases.  Rental expense approximated $188 and $184 for six months ended June 30, 2008 and June 30, 2007, respectively.

Part I (Continued)
Item 1 (Continued)

(7)      Goodwill and Intangible Assets

The following is an analysis of the goodwill and core deposit intangible asset activity for the six months ended June 30, 2008 and June 30, 2007:

	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007

Goodwill
Balance, Beginning	$2,412	$2,412
Goodwill Acquired	--	--
Balance, Ending	$2,412	$2,412

Net Core Deposit, Intangible
Balance, Beginning	$402	$439
Amortization Expense	(18)	(19)
Balance, Ending	$384	$420

The following table reflects the expected amortization for the core deposit intangible at June 30, 2008:

2008	$18
2009	36
2010	36
2011	36
2012 and thereafter	258
$384

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

Part I (Continued)
Item 1 (Continued)

(9)      Fair Value Measurements (Continued)

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Assets

Securities

Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy.  Level 1 inputs include securities that have quoted prices in active markets for identical assets.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow.  Examples of such instruments, which would generally be classified within level 2 of the valuation hierarchy, included certain collateralized mortgage and debt obligations and certain high-yield debt securities.  In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy.  The company’s current portfolio does not have level 3 securities as of June 30, 2008.  When measuring fair value, the valuation techniques available under the market approach, income approach and/or cost approach are used.  The Company’s evaluations are based on market data and the Company employs combinations of these approaches for its valuation methods depending on the asset class.

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

Assets Measured at Fair Value on a Recurring Basis

The table below presents the recorded amount of the Company’s assets measured at fair value on a recurring basis as of June 30, 2008 aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair Value Measurements at Reporting Date Using
	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities Available for Sale

U.S. Government Agencies
Mortgage-Backed	$157,799	$	---	$157,799	$	---
Other	3,405		---	3,405		---
State, County & Municipal	10,080		---	10,080		---
Corporate Obligations	4,768		---	4,768		---
Asset-Backed Securities	1,000		---	1,000		---
Marketable Equity Securities	2		---	2		---
	$177,054	$	---	$177,054	$	---

Liabilities

The Company did not identify any liabilities that are required to be presented at fair value.

Part I (Continued)
Item 1 (Continued)

(10)    Deposits

The aggregate amount of overdrawn deposit accounts reclassified as loan balances totaled $533 and $574 as of June 30, 2008 and December 31, 2007.

Components of interest-bearing deposits as of June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008	December 31, 2007

Interest-Bearing Demand	$196,261	$190,304
Savings	35,293	31,588
Time, $100,000 and Over	338,772	347,219
Other Time	330,050	363,379
	$900,376	$932,490

At June 30, 2008 and December 31, 2007, the Company had brokered deposits of $63,316 and $54,737 respectively.  The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $100,000 was approximately $307,084 and $310,971 as of  June 30, 2008 and December 31, 2007, respectively.

As of  June 30, 2008 and December 31, 2007,  the scheduled maturities of certificates of deposits are as follows:

Maturity	June 30, 2008	December 31, 2007
One Year and Under	$600,129	$632,936
One to Three Years	59,345	42,977
Three Years and Over	9,348	34,685
	$668,822	$710,598

(11)    Other Borrowed Money

Other borrowed money at June 30, 2008 and December 31, 2007 is summarized as follows:

	June 30, 2008	December 31, 2007
Federal Home Loan Bank Advances	$84,000	$73,500
Silverton Note Payable	600	100
Barclay’s Master Repurchase Agreement	20,000	---
	$104,600	$73,600

Advances from the Federal Home Loan Bank (FHLB) have maturities ranging from 2008 to 2019 and interest rates ranging from 2.41 percent to 5.93 percent.  Under the Blanket Agreement for Advances and Security Agreement with the FHLB, residential first mortgage loans and cash balances held by the FHLB are pledged as collateral for the FHLB advances outstanding.  At June 30, 2008, the Company had available line of credit commitments totaling $94,304, of which $10,304 was available.

Silverton Bank Note Payable originated on March 5, 2008 as a line of credit with funds available of $1,000 at a rate of The Wall Street Prime minus 0.75 percent.  Interest payments are due monthly with the entire balance due March 5, 2009. The debt is secured by all furniture, fixtures, equipment and software of Colony Management Services.  Colony Bankcorp, Inc. Guarantees the debt.  As of June 30, 2008, $400 was available to be drawn on the line of credit.

Barclay’s Master Repurchase Agreement originated on June 30, 2008.  The Repurchase Agreement matures on June 30, 2011 and has a one-time call option on December 30, 2009.  Interest is due quarterly at a fixed rate of 3.34 percent.  The Repurchase Agreement is secured by U.S. Government mortgage-backed securities.

Part I (Continued)
Item 1 (Continued)

The aggregate stated maturities of  other borrowed money at June 30, 2008 are as follows:

Year	Amount
2008	$3,000
2009	27,600
2010	1,000
2011	20,000
2012 and Thereafter	53,000
$104,600

The Company also has available federal funds lines of credit with various financial institutions totaling $64,300, of which $16,465  was outstanding at June 30, 2008.

(12)    Subordinated Debentures (Trust Preferred Securities)

During the second quarter of 2004, the Company formed a third subsidiary whose sole purpose was to issue $4,500 in Trust Preferred Securities through a pool sponsored by FTN Financial Capital Markets.  The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions.  At June 30, 2008, the floating rate securities had a 5.49 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 2.68 percent

During the second quarter of 2006, the Company formed a fourth subsidiary whose sole purpose was to issue $5,000 in Trust Preferred Securities through a pool sponsored by SunTrust Capital Markets.  The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions.  At June 30, 2008 the floating-rate securities had a 4.30 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 1.50 percent.

During the first quarter of 2007, the Company formed a fifth subsidiary whose sole purpose was to issue $9,000 in Trust Preferred Securities through a pool sponsored by Trapeza Capital Management, LLC.  The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions.  At June 30, 2008, the floating-rate securities had a 4.45 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 1.65 percent.  Proceeds from this issuance were used to payoff the trust preferred securities with the first subsidiary formed in March 2002 as the Company exercised its option to call.

During the third quarter of 2007, the company formed a sixth subsidiary whose sole purpose was to issue $5,000 in Trust Preferred Securities through a pool sponsored by Trapeza Capital Management, LLC.  The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions.  At June 30, 2008, the floating-rate securities had a 4.31 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 1.40 percent.  Proceeds from this issuance were used to payoff the trust preferred securities with the second subsidiary formed in December 2002 as the Company exercised its option to call.

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

(13)    Restricted Stock – Unearned Compensation

In 1999, the board of directors of Colony Bankcorp, Inc. adopted a restricted stock grant plan which awards certain executive officers common shares of the Company.  The maximum number of shares (split-adjusted) which may be subject to restricted stock awards was 64,701.  To date, 77,052 split-adjusted shares have been issued under this plan and since the plan’s inception, 12,351 shares have been forfeited; thus, remaining shares which may be subject to restricted stock awards are none at June 30, 2008.  The shares are recorded at fair market value (on the date granted) as a separate component of stockholders’ equity.  The cost of these shares is being amortized against earnings using the straight-line method over three years (the restriction period.)

In April 2004, the stockholders of Colony Bankcorp, Inc. adopted a restricted stock grant plan which awards certain executive officers common shares of the Company.  The maximum number of shares which may be subject to restricted stock awards (split-adjusted) is 143,500.  To date, 34,406 shares have been issued under this plan and since the plan’s inception 6,198 shares have been forfeited, thus remaining shares which may be subject to restricted stock awards are 115,292 at June 30, 2008.  The shares are recorded at fair market value (on the date granted) as a separate component of stockholders’ equity.  The cost of these shares is being amortized against earnings using the straight-line method over three years (the restriction period).

Part I (Continued)
Item 1 (Continued)

(14)    Profit Sharing Plan

The Company has a profit sharing plan that covers substantially all employees who meet certain age and service requirements.  It is the Company’s policy to make contributions to the plan as approved annually by the board of directors.  The provision for the six  months ended June 30, 2008 was $312 compared to $429 for the six months ended June 30, 2007.  The total provision for contributions to the plan was $584 for 2007, $663 for 2006 and $558 for 2005.

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

At June 30, 2008 and December 31, 2007 the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	June 30, 2008	December 31, 2007

Loan Commitments	$87,385	$93,105
Standby Letters of Credit	2,651	3,814

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

Purchase Commitments.  As of June 30, 2008, the Company had an outstanding commitment of approximately $1,967 to construct and furnish an office in Savannah.  As of June 30, 2008, the Company has paid $1,269 toward construction in process.

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

Part I (Continued)
Item 1 (Continued)

(16)    Deferred Compensation Plan (Continued)

Liabilities accrued under the plans totaled $1,118 and $1,159 as of June 30, 2008 and December 31, 2007, respectively.  Benefit payments under the contracts were $115 and $95 for the six month period ended June 30, 2008 and June 30, 2007, respectively.   Provisions charged to operations totaled $75 and $172 for the six month period ended June 30, 2008 and June 30, 2007, respectively.

Fee income recognized with deferred compensation plans totaled $104 and $91 for six month period ended June 30, 2008 and
June 30, 2007, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  The amounts and ratios as defined in regulations are presented hereafter.  Management believes, as of June 30, 2008, the Company meets all capital adequacy requirements to which it is subject under the regulatory framework for prompt corrective action.  In the opinion of management, there are no conditions or events since prior notification of capital adequacy from the regulators that have changed the institution’s category.

The following table summarizes regulatory capital information as of June 30, 2008 and December 31, 2007 on a consolidated basis and for each significant subsidiary, as defined.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2008
Total Capital
to Risk-Weighted Assets
Consolidated	$117,235	12.40%	$75,637	8.00%	NA	NA
Fitzgerald	20,258	13.42	12,077	8.00	$15,097	10.00%
Ashburn	29,353	11.38	20,642	8.00	25,803	10.00
Worth	16,315	11.52	11,325	8.00	14,157	10.00
Southeast	24,085	13.25	14,542	8.00	18,177	10.00
Quitman	13,192	12.13	8,699	8.00	10,873	10.00

Tier 1 Capital
to Risk-Weighted Assets
Consolidated	$105,347	11.14%	$37,818	4.00%	NA	NA
Fitzgerald	18,357	12.16	6,039	4.00	$9,058	6.00%
Ashburn	26,092	10.11	10,321	4.00	15,482	6.00
Worth	14,538	10.27	5,663	4.00	8,494	6.00
Southeast	21,800	11.99	7,271	4.00	10,906	6.00
Quitman	11,833	10.88	4,349	4.00	6,524	6.00

Tier 1 Capital
to Average Assets
Consolidated	$105,347	8.90%	$47,326	4.00%	NA	NA
Fitzgerald	18,357	9.59	7,656	4.00	$9,569	5.00%
Ashburn	26,092	8.12	12,847	4.00	16,059	5.00
Worth	14,538	8.16	7,130	4.00	8,912	5.00
Southeast	21,800	10.55	8,268	4.00	10,335	5.00
Quitman	11,833	7.83	6,045	4.00	7,556	5.00

Part I (Continued)
Item 1 (Continued)

(17)    Regulatory Capital Matters (Continued)

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

Part I (Continued)
Item 1 (Continued)

(18)    Financial Information of Colony Bankcorp, Inc. (Parent Only)

The parent company’s balance sheets as of June 30, 2008 and December 31, 2007 and the related statements of income and comprehensive income and cash flows are as follows:

COLONY BANKCORP, INC. (PARENT ONLY)
BALANCE SHEETS
JUNE 30, 2008 AND DECEMBER 31, 2007

ASSETS	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

Cash	$269	$973
Premises and Equipment, Net	1,223	1,236
Investment in Subsidiaries, at Equity	106,959	105,323
Other	591	1,491

Totals Assets	$109,042	$109,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Dividends Payable	$704	$684
Other	286	367
	990	1,051
Subordinated Debt	24,229	24,229

Stockholders’ Equity
Common Stock, Par Value $1 a Share; Authorized 20,000,000 Shares, Issued 7,215,463 and 7,200,913 Shares as of June 30, 2008 and December 31, 2007, Respectively	7,215	7,201
Paid-In Capital	24,589	24,420
Retained Earnings	53,185	52,087
Restricted Stock - Unearned Compensation	(346)	(237)
Accumulated Other Comprehensive Loss, Net of Tax	(820)	272
	83,823	83,743

Total Liabilities and Stockholders' Equity	$109,042	$109,023

Part I (Continued)
Item 1 (Continued)

(18)    Financial Information of Colony Bankcorp, Inc. (Parent Only) (Continued)

COLONY BANKCORP, INC. (PARENT ONLY)
STATEMENT OF INCOME AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007
(UNAUDITED)

	JUNE 30, 2008	JUNE 30, 2007

Income
Dividends from Subsidiaries	$2,521	$3,030
Other	47	76
	2,568	3,106
Expenses
Interest	666	985
Salaries and Employee Benefits	474	549
Other	728	539
	1,868	2,073

Income Before Taxes and Equity in Undistributed Earnings of Subsidiaries	700	1,033
Income Tax (Benefits)	(577)	(612)

Income Before Taxes and Equity in Undistributed Earnings of Subsidiaries	1,277	1,645
Equity in Undistributed Earnings of Subsidiaries	1,228	3,531

Net Income	2,505	5,176

Other Comprehensive Income, Net of Tax
Gains (Losses) on Securities Arising During Year	(311)	(407)
Reclassification Adjustment	(781)	(123)

Unrealized Gains (Losses) in Securities	(1,092)	(530)

Comprehensive Income	$1,413	$4,646

Part I (Continued)
Item 1 (Continued)

(18)    Financial Information of Colony Bankcorp, Inc. (Parent Only) (Continued)

COLONY BANKCORP, INC. (PARENT ONLY)
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007
(UNAUDITED)

	2008	2007
Cash Flows from Operating Activities
Net Income	$2,505	$5,176
Adjustments to Reconcile Net Income to Net Cash Provided from Operating Activities
Depreciation and Amortization	152	163
Equity in Undistributed Earnings of Subsidiary	(1,228)	(3,531)
Other	784	97
	2,213	1,905
Cash Flows from Investing Activities
Capital Infusion in Subsidiary	(1,500)	---
Purchases of Premises and Equipment	(29)	(16)
Investment in Capital Trust	---	(279)
Liquidation of Statutory Trust	---	279
	(1,529)	(16)
Cash Flows from Financing Activities
Dividends Paid	(1,388)	(1,242)
Proceeds from Issuance of Subordinated Debentures	---	9,279
Principal Payment on Subordinated Debentures	---	(9,279)
	(1,388)	(1,242)

Net Increase in Cash	(704)	647

Cash, Beginning	973	2,224

Cash, Ending	$269	$2,871

Part I (Continued)
Item 1 (Continued)

(19)    Earnings Per Share

SFAS No. 128 establishes standards for computing and presenting basic and diluted earnings per share.  Basic earnings per share is calculated and presented based on income available to common stockholders divided by the weighted average number of shares outstanding during the reporting periods.  Diluted earnings per share reflects the potential dilution of restricted stock.  The following presents earnings per share for the three months and six months ended June 30, 2008 and 2007, respectively, under the requirements of Statement 128:

	Three Months Ended			Three Months Ended
	June 30, 2008			June 30, 2007

	Income Numerator	Common Shares Denominator	EPS	Income Numerator	Common Shares Denominator	EPS

Basic EPS
Income Available to Common Stockholders	$292	7,198	$0.04	$2,702	7,188	$0.38

Dilutive Effect of Potential Common Stock
Restricted Stock		0			10

Diluted EPS
Income Available to Common Stockholders After Assumed Conversions of Dilutive Securities	$292	7,198	$0.04	$2,702	7,198	$0.38

	Six Months Ended			Six Months Ended
	June 30, 2008			June 30, 2007

	Income Numerator	Common Shares Denominator	EPS	Income Numerator	Common Shares Denominator	EPS

Basic EPS
Income Available to Common Stockholders	$2,505	7,195	$0.35	$5,176	7,185	$0.72

Dilutive Effect of Potential Common Stock
Restricted Stock		0			11

Diluted EPS
Income Available to Common Stockholders After Assumed Conversions of Dilutive Securities	$2,505	7,195	$0.35	$5,176	7,196	$0.72

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

Part I (Continued)
Item 2 (Continued)

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of June 30, 2008 and 2007, and results of operations for each of the six months in the periods ended June 30, 2008 and 2007.  This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 34 percent federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.

Dollar amounts in tables are stated in thousands, except for per share amounts.

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense.  Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities.  Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets.  Net income totaled $0.29 million, or $0.04 diluted per common share, in three months ended June 30, 2008 compared to $2.70 million, or $0.38 diluted per common share, in three months ended June 30, 2007.  Net income totaled $2.51 million, or $0.35 diluted per common share, in six months ended June 30, 2008 compared to $5.18 million, or $0.72 diluted per common share, in six months ended June 30, 2007.

Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2008	2007	2008	2007

Taxable-equivalent net interest income	$9,119	$10,916	$18,818	$21,446
Taxable-equivalent adjustment	76	91	170	170

Net interest income	9,043	10,825	18,648	21,276
Provision for possible loan losses	4,071	914	5,142	1,828
Noninterest income	3,034	2,056	5,405	4,166
Noninterest expense	7,714	7,965	15,471	15,874

Income before income taxes	292	4,002	3,440	7,740
Income Taxes	---	1,300	935	2,564

Net income	$292	$2,702	$2,505	$5,176

Net Income per common share:
Basic	$0.04	$0.38	$0.35	$0.72
Diluted	$0.04	$0.38	$0.35	$0.72
Return on average assets	0.10%	0.90%	0.42%	0.86%
Return on average equity	1.36%	13.58%	5.86%	13.17%

Part I (Continued)
Item 2 (Continued)

Income from operations for three months ended June 30, 2008 decreased $2.41 million, or 89.19 percent, compared to the same period in 2007.  The decrease was primarily the result of a $1.78 million decrease in net interest income, an increase of $0.98 million in noninterest income, an increase of $3.16 million in provision for possible loan losses, a decrease of $1.30 million in income taxes  and a decrease of $0.25 million in noninterest expense.

Net income for six months ended June 30, 2008 decreased $2.67 million, or 51.6 percent compared to the same period in 2007. The decrease was primarily the result of a decrease of $2.63 million in net interest income and an increase of $3.31 million in provision for possible loan loss.  This was offset by an increase of $1.24 million in non-interest income, a decrease of $0.40 in non-interest expense and a decrease of $1.63 in income taxes.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 77.53 percent of total revenue for six months ended June 30, 2008 and 83.63 percent for the same period a year ago.

Net interest margin is the taxable-equivalent net interest income as a percentage of average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Company’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit has ranged from 4.00 percent to 8.25 percent during 2001 to 2007.  At year end 2007, the prime rate was 7.25 percent and with the 225 basis point reduction during the first half of 2008 the prime rate ended the quarter at 5.00 percent.  The federal funds rate moved similar to prime rate with interest rates ranging from 1.00 percent to 5.25 percent during 2001 to 2007.  At year end 2007, the federal funds rate was 4.25 percent and with the 225 basis point reduction during the first half of 2008 the federal funds rate ended the quarter at 2.00 percent.  We anticipate the Federal Reserve holding interest rates at the current level the last half of 2008 with a bias toward tightening policy in 2009.

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

Part I (Continued)
Item 2 (Continued)

Rate/Volume Analysis

The rate/volume analysis presented hereafter illustrates the change from June 30, 2007 to June 30, 2008 for each component of the taxable equivalent net interest income separated into the amount generated through volume changes and the amount generated by changes in the yields/rates.

	Changes from June 30, 2007 to June 30, 2008 (1)
($ in thousands)	Volume	Rate	Total

Interest Income
Loans, Net-taxable	$544	$(5,637)	$(5,093)

Investment Securities
Taxable	---	170	170
Tax-exempt	(23)	11	(12)
Total Investment Securities	(23)	181	158

Interest-Bearing Deposits in other Banks	(33)	(22)	(55)

Federal Funds Sold	(539)	(189)	(728)

Other Interest - Earning Assets	21	(4)	17
Total Interest Income	(30)	(5,671)	(5,701)

Interest Expense
Interest-Bearing Demand and Savings Deposits	96	(537)	(441)
Time Deposits	(1,214)	(1,478)	(2,692)
Federal Funds Purchased and Repurchase Agreements	48	(33)	15
Subordinated Debentures	(28)	(291)	(319)
Other Borrowed Money	446	(82)	364

Total Interest Expense	(652)	(2,421)	(3,073)
Net Interest Income	$622	$(3,250)	$(2,628)

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

The Company maintains approximately 38.5 percent of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years. The liabilities to fund assets are primarily in short term certificate of deposits that mature within one year. This balance sheet composition has allowed the Company to be relatively constant with its net interest margin the past several years, though the unprecedented 475 basis point decrease by U.S. Federal Reserve in 2001, 50 basis point decrease in 2002 and 25 basis point decrease in 2003 resulted in significant net interest margin pressure. During 2004 and 2005, interest rates increased 125 basis points and 200 basis points respectively, while another 100 basis point increase occurred during 2006, resulting in stable net interest margins.  The 100 basis point decrease by the Federal Reserve in 2007 followed by 225 basis point decrease in first half 2008 resulted in significant pressure on net interest margins again.  Net interest margin decreased to 3.34 percent for six months ended June 30, 2008 compared to 3.78 percent for the same period a year ago. We anticipate improved net interest margin the balance of 2008 given the Federal Reserve’s present interest rate forecast of neutral to tightening for the balance of 2008.

Taxable-equivalent net interest income for six months ended June 30, 2008 decreased $2.63 million, or 12.25 percent compared to the same period a year ago. The fluctuation between the comparable periods resulted from the negative impact of the significant decrease in interest rates.  The average volume of earning assets during six months ended June 30, 2008 decreased almost $9.49 million compared to the same period a year ago while over the same period the net interest margin decreased by 44 basis points from 3.78  percent to 3.34 percent.  Growth in average earning assets during 2008 and 2007 was primarily in loans.  The decrease in the net interest margin in 2008 was primarily the result of the general decrease in market interest rates and sluggish loan activity.

The average volume of loans increased $12.7 million in six months ended June 30, 2008 compared to the same period a year ago.  The average yield on loans decreased 119 basis points in six months ended June 30, 2008 compared to the same period a year ago. Funding for this growth was primarily provided by other borrowed money and reduction in Federal funds sold.  The average volume of deposits decreased $36.4 million in six months ended June 30, 2008 compared to the same period a year ago, with interest-bearing deposits decreasing $38 million in six months ended June 30, 2008.  Accordingly, the ratio of average interest-bearing deposits to total average deposits was 92.2 percent in six months ended June 30, 2008 compared to 92.6 percent in the same period a year ago.    This deposit mix, combined with a general decrease in market rates, had the effect of (i) decreasing the average cost of total deposits by 48 basis points in six months ended June 30, 2008 compared to the same period a year ago and, (ii) mitigating a portion of the impact of decreasing yields on earning assets.

The Company’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 2.96 percent in six months ended June 30, 2008 compared to 3.38 percent in the same period a year ago. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $5.14 million in six months ended June 30, 2008 compared to $1.83 million in the same period a year ago.   See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Part I (Continued)
Item 2 (Continued)

Noninterest Income

The components of noninterest income were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007

Service Charges on Deposit Accounts	$1,173	$1,214	$2,338	$2,332
Other Charges, Commissions and Fees	241	239	495	485
Other	832	315	1,045	625
Mortgage Fee Income	174	286	343	538
Securities Gains	614	2	1,184	186

Total	$3,034	$2,056	$5,405	$4,166

Total noninterest income for three months ended June 30, 2008 increased $978 thousand, or 47.57 percent compared to the same period a year ago. Total noninterest income for six months ended June 30, 2008 increased $1.24 million, or 29.74 percent, compared to the same year ago period.  Growth in noninterest income was primarily in other income and securities gains.  Changes in these items and the other components of noninterest income are discussed in more detail below.

Service Charges on Deposit Accounts.  Service charges on deposit accounts for three months ended June 30, 2008 decreased $41 thousand, or 3.38 percent, compared to the same period a year ago.   Service charges on deposit accounts for the six months ended June 30, 2008 increased $6 thousand, or 0.26 percent, compared to the same year ago period.

Mortgage Fee Income.  Mortgage fee income for three months ended June 30, 2008 decreased $112 thousand, or 39.16 percent, compared to the same period year ago.   Mortgage fee income for six months ended June 30, 2008 decreased $195 thousand, or 36.25 percent, compared to the same year ago period.  The company anticipates fee income to continue to show a decrease over the previous year due to the current mortgage market and slowing economy.

All Other Noninterest Income.  Other charges, commissions and fees and other income for three months ended June 30, 2008 was $1.07 million compared to $554 thousand in the same year ago period, or an increase of 93.7 percent.  Other charges, commissions and fees, and other income for six months ended June 30, 2008 was $1.54 million compared to $1.11 million in the same year ago period, or an increase of 38.74 percent.  The significant increase impacting both periods was gains realized of $670 thousand resulting from the Company’s unwinding of its position in $19 million FHLB advances during second quarter 2008.

Securities Gains.  The Company realized gains from the sale of securities of $614 thousand in three months ended June 30, 2008  compared to $2 thousand in the same year ago period and realized gains from the sale of securities of $1.18 million in six months ended June 30, 2008 compared to $186 thousand in the same year ago period.

Noninterest Expense

The components of noninterest expense were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007

Salaries and Employee Benefits	$4,029	$4,687	$8,432	$9,229
Occupancy and Equipment	1,061	1,010	2,068	2,011
Other	2,624	2,268	4,971	4,634

Total	$7,714	$7,965	$15,471	$15,874

Part I (Continued)
Item 2 (Continued)

Total noninterest expense for three months ended June 30, 2008 decreased $251 thousand, or 3.15 percent, compared to the same period a year ago. Total noninterest expense for six months ended June 30, 2007 decreased $403 thousand, or 2.54 percent, compared to the same period a year ago.  These items and the changes in the various components of noninterest expense are discussed in more detail below.

Salaries and Employee Benefits.  Salaries and employee benefits expense for three months ended June 30, 2008 decreased $658  thousand, or 14.04 percent, compared to the same period a year ago.  Salaries and employee benefits expense for the six months ended June 30, 2008 decreased $797 thousand, or 8.64 percent, compared to the same year ago period.  The  slowing economy and lack of growth resulted in decreases in headcount as a result of normal attrition in both periods.  In addition the bonus accrual for first half of 2008 was adjusted as projected payouts based on company performance the first half of 2008 are significantly below incentive plan targeted goals.  These two areas are the primary factors for the decreased salary and employee benefits for the comparable periods.

Occupancy and Equipment.  Occupancy and equipment expense has remained relatively flat in both periods with an increase of $51  thousand for three months ended June 30, 2008 compared to the same year ago period and an increase of $57 thousand for six months ended June 30, 2008 compared to the same year ago period.

All Other Non-Interest Expense.  All other noninterest expense for three months ended June 30, 2008 increased $356 thousand, or 15.70 percent compared to the same year ago period.  All other noninterest expense for six months ended June 30, 2008 increased $337 thousand, or 7.27 percent compared to the same year ago period.  Significant increases impacting the comparable periods include the FDIC insurance assessment and consultation expenses.  For the six months ended June 30, 2008, FDIC insurance assessments increased to $263 thousand from $82 thousand in the same year ago period, or an increase of 220.73 percent and consultation expense increased to $484 thousand from $164 thousand, or an increase of 195.12 percent.  FDIC insurance premiums for the entire banking industry have been adjusted up by FDIC to reflect the insurance assessment increase, while the Company has engaged a consulting company to assist in a total bank performance assessment to account for the increase in consultation expenses.  This assessment should result in enhanced revenue and operational cost reduction as the Company moves toward a centralized operational process.

Sources and Uses of Funds

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the assets in which those funds are invested as a percentage of the Company’s average total assets for the period indicated. Average assets totaled $1.188  billion in six months ended June 30, 2008 compared to $1.199 billion in six months ended June 30, 2007.

	Six Months Ended
	June 30,
Sources of Funds:	2008		2007
Deposits:
Noninterest-Bearing	$77,602	6.53%	$76,053	6.35%
Interest-Bearing	912,188	76.78	950,182	79.26
Federal Funds Purchased and Repo Agreements	3,233	0.27	1,413	0.12
Long-term Debt and Other Borrowings	103,345	8.70	84,030	7.01
Other Noninterest-Bearing Liabilities	6,150	0.52	8,534	0.71
Equity Capital	85,483	7.20	78,580	6.55

Total	$1,188,001	100.00%	$1,198,792	100.00%

Uses of Funds:
Loans	$932,828	78.52%	$923,301	77.02%
Securities	153,847	12.95	154,674	12.90
Federal Funds Sold	16,492	1.39	37,266	3.11
Interest-Bearing Deposits in Other Banks	1,604	0.13	2,867	0.24
Other Interest-Earning Assets	5,784	0.49	5,068	0.42
Other Noninterest-Earning Assets	77,446	6.52	75,616	6.31

Total	$1,188,001	100.00%	$1,198,792	100.00%

Part I (Continued)
Item 2 (Continued)

Deposits continue to be the Company’s primary source of funding.  Over the comparable periods, the relative mix of deposits continues to be high in interest-bearing deposits.  Interest-bearing deposits totaled 92.16 percent of total average deposits in six months ended June 30, 2008 compared to 92.59 percent in the same period a year ago.

The Company primarily invests funds in loans and securities.  Loans continue to be the largest component of the Company’s mix of invested assets.  Total loans were $954 million at June 30, 2008, up 0.95 percent, compared to loans of $945 million at December 31, 2007.  See additional discussion regarding the Company’s loan portfolio in the section captioned “Loans” included elsewhere in this discussion.  The majority of funds provided by deposit growth have been invested in loans.

Loans

The following table presents the composition of the Company’s loan portfolio as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007

Commercial, Financial and Agricultural	$88,641	$52,323
Real Estate
Construction	183,168	211,484
Mortgage, Farmland	53,537	42,439
Mortgage, Other	568,316	544,655
Consumer	45,230	72,350
Other	15,395	22,028
	954,287	945,279
Unearned Interest and Fees	(213)	(301)
Allowance for Loan Losses	(17,466)	(15,513)

Loans	$936,608	$929,465

The following table presents total loans as of June 30, 2008 according to maturity distribution and/or repricing opportunity on adjustable rate loans:

Maturity and Repricing Opportunity	($ in Thousands)

One Year or Less	$617,243
After One Year through Three Years	271,753
After Three Years through Five Years	52,575
Over Five Years	12,716
$954,287

Overview. Loans totaled $954.1 million at June 30, 2008, up 0.93 percent from December 31, 2007 loans of $945.3 million.  The majority of the Company’s loan portfolio is comprised of the real estate loans-other, real estate construction and commercial, financial and agricultural.  Real estate-other, which is primarily 1-4 family residential properties and nonfarm nonresidential properties, made up 59.55 percent and 57.62 percent of total loans, real estate construction made up 19.19 percent and 22.37 percent, while commercial, financial and agricultural made up 9.29 percent and 5.54 percent of total loans at June 30, 2008 and December 31, 2007, respectively.

Loan Origination/Risk Management.    In accordance with the Company’s decentralized banking model, loan decisions are made at the local bank level.  The Company utilizes a Senior Credit Committee to assist lenders with the decision making and underwriting process of larger loan requests.  Due to the diverse economic markets served by the Company, evaluation and underwriting criterion may vary slightly by bank.  Overall, loans are extended after a review of the borrower’s repayment ability, collateral adequacy, and overall credit worthiness.

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

The Company originates consumer loans at the bank level.  Due to the diverse economic markets served by the Company, underwriting criterion may vary slightly by bank.  The Company is committed to serving the borrowing needs of all markets served and, in some cases, adjusts certain evaluation methods to meet the overall credit demographics of each market.  Consumer loans represent relatively small loan amounts that are spread across many individual borrowers that helps minimize risk.  Additionally, consumer trends and outlook reports are reviewed by management on a regular basis.

The Company maintains an independent loan review department that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to management. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company’s policies and procedures.

Commercial, Financial and Agricultural.  Commercial, financial and agricultural loans at June 30, 2008 increased 69.4 percent from December 31, 2007 to $88.6 million. The Company’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Company’s loan policy guidelines.

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

Large Credit Relationships.   Colony is currently in eighteen counties in middle and south Georgia which include metropolitan markets in Doughtery, Lowndes, Houston, Chatham and Muscogee counties.  As a result, the Company originates and maintains large credit relationships with several commercial customers in the ordinary course of business.  The Company considers large credit relationships to be those with commitments equal to or in excess of $5.0 million prior to any portion being sold.  Large relationships also include loan participations purchased if the credit relationship with the agent is equal to or in excess of $5.0 million.  In addition to the Company’s normal policies and procedures related to the origination of large credits, the Company’s Senior Credit Committee must approve all new and renewed credit facilities which are part of large credit relationships.  The following table provides additional information on the Company’s large credit relationships outstanding at period end.

	June 30, 2008			December 31, 2007
	Number of	Period End Balances		Number of	Period End Balances
	Relationships	Committed	Outstanding	Relationships	Committed	Outstanding

Large Credit Relationships:
$10 million and greater	2	$30,032	$19,512	3	$38,957	$23,441
$5 million to $9.9 million	11	$68,845	$66,301	15	$92,595	$89,677

Maturities and Sensitivities of Loans to Changes in Interest Rates.  The following table presents the maturity distribution of the Company’s loans at June 30, 2008. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate.

Part I (Continued)
Item 2 (Continued)

	Due in One Year or Less	After One, but Within Three Years	After Three, but Within Five Years	After Five Years	Total

Loans with fixed interest rates	$253,442	$269,403	$52,508	$12,378	$587,731
Loans with floating interest rates	363,801	2,350	67	338	366,556

Total	$617,243	$271,753	$52,575	$12,716	$954,287

The Company may renew loans at maturity when requested by a customer whose financial strength appears to support such renewal or when such renewal appears to be in the Company’s best interest. In such instances, the Company generally requires payment of accrued interest and may adjust the rate of interest, require a principal reduction or modify other terms of the loan at the time of renewal.

Non-Performing Assets and Potential Problem Loans

Non-performing assets and accruing past due loans as of June 30, 2008 and December 31, 2007 were as follows:

	June 30, 2008	December 31, 2007

Loans accounted for on nonaccrual	$17,953	$14,956
Loans past due 90 days or more	---	60
Other real estate foreclosed	3,198	1,332
Total non-performing assets	$21,151	$16,348

Non-performing assets as a percentage of:
Total loans and foreclosed assets	2.21%	1.73%
Total assets	1.75%	1.35%
Accruing past due loans:
30-89 days past due	$12,154	$15,681
90 or more days past due	---	60
Total accruing past due loans	$12,154	$15,741

Non-performing assets include non-accrual loans, loans past due 90 days or more, restructured loans and foreclosed real estate.  Non-performing assets at June 30, 2008 increased 29.38 percent from December 31, 2007.

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

	June 30, 2008		December 31, 2007

	Reserve	% *	Reserve	% *
Commercial, Financial and Agricultural	$4,978	9%	$3,645	6%
Real Estate – Construction	2,882	19%	2,560	22%
Real Estate – Farmland	699	6%	621	4%
Real Estate – Other	6,113	59%	5,430	58%
Loans to Individuals	1,834	5%	2,404	8%
All other Loans	960	2%	853	2%
Total	$17,466	100%	$15,513	100%

*	Loan balance in each category expressed as a percentage of total end of period loans.

Part I (Continued)
Item 2 (Continued)

Activity in the allowance for loan losses is presented in the following table. There were no charge-offs or recoveries related to foreign loans during any of the periods presented.

The following table presents an analysis of the Company’s loan loss experience for the periods indicated.

	Three Months Ended	Three Months Ended
($ in thousands)	June 30, 2008	June 30, 2007

Allowance for Loan Losses at Beginning of Quarter	$15,220	$12,170

Charge-Off
Commercial, Financial and Agricultural	411	81
Real Estate	1,479	208
Consumer	88	155
All Other	49	59
	2,027	503
Recoveries
Commercial, Financial and Agricultural	44	3
Real Estate	112	4
Consumer	39	49
All Other	7	10
	202	66

Net Charge-Offs	1,825	437

Provision for Loan Losses	4,071	914

Allowance for Loan Losses at End of Quarter	$17,466	$12,647

Ratio of Net Charge-Offs to Average Loans	0.19%	0.05%

The allowance for loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The provision for loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for loan losses increased $3.16 million from $914 thousand in three months ended June 30, 2007.  Provisions were higher in 2008 compared to 2007 primarily due to the elevated risk of residential real estate and land development loans given the downturn in the real estate market that began in 2007.  Nonperforming assets as a percentage of total loans and foreclosed assets increased to 2.21 percent at June 30, 2008 compared to 0.72 percent at June 30, 2007 and 1.73 percent at December 31, 2007.

Net charge-offs in three months ended June 30, 2008 increased $1.39 million compared to the same period a year ago.  Net charge- offs of 0.19 percent for second quarter 2008 annualizes to 0.76 percent for the year.  Net charge-offs the past three years have averaged 0.30 percent; however, we anticipate an increase in 2008 as many problem credits are now being brought to resolution in this challenging credit environment.

Management believes the level of the allowance for loan losses was adequate as of June 30, 2008. Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

Part I (Continued)
Item 2 (Continued)

The following table presents an analysis of the Company’s loan loss experience for the periods indicated.

	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2008	June 30, 2007

Allowance for Loan Losses at Beginning of Quarter	$15,513	$11,989

Charge-Off
Commercial, Financial and Agricultural	662	525
Real Estate	2,514	658
Consumer	230	196
All Other	52	106
	3,458	1,485
Recoveries
Commercial, Financial and Agricultural	59	22
Real Estate	123	205
Consumer	68	71
All Other	19	17
	269	315

Net Charge-Offs	3,189	1,170

Provision for Loan Losses	5,142	1,828

Allowance for Loan Losses at End of Quarter	$17,466	$12,647

Ratio of Net Charge-Offs to Average Loans	0.34%	0.13%

The allowance for loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The provision for loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for loan losses increased $3.31 million from $1,828 thousand in six months ended June 30, 2007 to $5,142 thousand in six months ended June 30, 2008.  Provisions increased during first half of 2008 primarily due to the elevated risk of residential real estate and land development loans given the downturn in the real estate market that began in 2007.

Net charge-offs in six months ended June 30, 2008 increased $2,019 thousand compared to the same period a year ago.  Net charge-offs of 0.34 percent for first half of 2008 that annualizes to 0.68 percent is above our net charge-off ratio for the past several years.   We anticipate annual net charge-offs to be in the 0.70 to 0.80 percent range for 2008.

Management believes the level of the allowance for loan losses was adequate as of June 30, 2008. Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

Part I (Continued)
Item 2 (Continued)

Investment Portfolio

The following table presents carrying values of investment securities held by the Company as of June 30, 2008 and December 31, 2007.

($ in thousands)	June 30, 2008	December 31, 2007

U.S. Government Agencies	$3,405	$37,096
State, County and Municipal	10,143	13,983
Corporate Obligations	4,768	5,787
Asset-Backed Securities	1,000	1,000
	19,316	57,866

Marketable Equity Securities	2	2
Mortgage Backed Securities	157,799	109,323
Total Investment Securities and Mortgage Backed Securities	$177,117	$167,191

The following table represents maturities and weighted-average yields of investment securities held by the Company as of June 30, 2008.  (Mortgage backed securities are based on the average life at the projected speed, while Agencies, State and Political subdivisions  and Corporates reflect anticipated calls being exercised.)

			After 1 Year But			After 5 Years But			After 10 Years
	Within 1 Year		Within 5 Years			Within 10 Years
	Amount	Yield	Amount		Yield	Amount		Yield	Amount		Yield

U. S. Government Agencies	$3,405	3.89%	$	---	---%	$	---	---%	$	---	---%

Mortgage Backed Securities	8,114	4.45		91,546	4.72		53,712	5.12		4,427	4.92

State, County and Municipal	1,416	4.12		3,322	5.49		3,587	5.80		1,818	5.10

Corporate Obligations	449	3.99		3,288	6.20		1,031	5.67		---	---

Marketable Securities	---	---		---	---		---	---		2	---

Asset-Backed Securities	---	---		1,000	6.33		---	---		---	---

Total Investment Portfolio	$13,384	4.26%		$99,156	4.81%		$58,330	5.17%		$6,247	4.97%

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

At June 30, 2008, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10 percent of the Company’s shareholders’ equity.

The average yield of the securities portfolio was 4.92 percent in six months ended June 30, 2008 compared to 4.69 percent in the same period a year ago. The increase in the average yield over the comparable periods primarily resulted from reinvestment of proceeds from maturities and paydowns on mortgage-backed securities into higher yielding securities.

Part I (Continued)
Item 2 (Continued)

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the three month periods ended June 30, 2008 and June 30, 2007.

	June 30, 2008		June 30, 2007
	Average	Average	Average	Average
($ in thousands)	Amount	Rate	Amount	Rate

Noninterest-Bearing Demand Deposits	$77,602		$76,053
Interest-Bearing Demand and Savings Deposits	222,169	1.65%	213,112	2.13%
Time Deposits	690,019	4.73%	737,070	5.16%

Total Deposits	$989,790	3.67%	$1,026,235	4.15%

The following table presents the maturities of the Company's time deposits as of June 30, 2008.

($ in thousands)	Time Deposits $100,000 or Greater	Time Deposits Less Than $100,000	Total

Months to Maturity
3 or Less	$110,179	$89,190	$199,369
Over 3 through 12 Months	196,905	203,855	400,760
Over 12 Months through 36 Months	28,395	30,950	59,345
Over 36 Months	3,293	6,055	9,348

	$338,772	$330,050	$668,822

Average deposits decreased $36.4 million to $990 million at June 30, 2008 from $1,026 million at June 30, 2007.  The decrease included an increase of $1.55 million, or 2.04 percent, related to noninterest-bearing deposits.  Accordingly the ratio of average noninterest-bearing deposits to total average deposits was 7.84 percent for six months ended June 30, 2008 compared to 7.41 percent for six months ended June 30, 2007.  The general decrease in market rates, had the effect of (i) decreasing the average cost of total deposits by 48 basis points in six months ended June 30, 2008 compared to the same period a year ago; and (ii) mitigating a portion of the impact of decreasing yields on earning assets.

Total average interest-bearing deposits decreased $38 million, or 4.00 percent in six months ended June 30, 2008 compared to the same period a year ago.  The decline in average deposits at June 30, 2008 compared to June 30, 2007 was primarily in time accounts.    With the current interest rate environment, it appears that many customers are looking for an alternative to invest their funds and are not choosing to maintain such funds in time accounts.

Off-Balance-Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of June 30, 2008. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

Part I (Continued)
Item 2 (Continued)

	Payments Due by Period

	1 Year or Less		More than 1 Year but Less Than 3 Years		3 Years or More but Less Than 5 Years		5 Years or More	Total
Contractual obligations:
Subordinated debentures	$	----	$	----	$	----	$24,229	$24,229
Federal Funds purchased and repurchase agreements		16,465		20,000		----	----	36,465
Other Borrowed money		600		----		----	----	600
Federal Home Loan Bank advances		30,000		1,000		41,000	12,000	84,000
Operating leases		126		179		158	31	494
Deposits with stated maturity dates		600,129		59,345		9,228	120	668,822

		647,320		80,524		50,386	36,380	814,610
Other commitments:
Loan commitments		87,385		----		----	----	87,385
Standby letters of credit		2,651		----		----	----	2,651
Construction contracts		698		----		----	----	698

		90,734		----		----	----	90,734
Total contractual obligations and
Other commitments		$738,054		$80,524		$50,386	$36,380	$905,344

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

Loan Commitments. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for possible loan losses. Loan commitments outstanding at June 30, 2008 are included in the table above.

Standby Letters of Credit.  Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. The Company’s policies generally require that standby letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit outstanding at June 30, 2008 are included in the table above.

Capital and Liquidity

At June 30, 2008, stockholders’ equity totaled $83.82 million compared to $83.74 million at December 31, 2007. In addition to net income of $2.51 million, other significant changes in stockholders’ equity during six months ended June 30, 2008 included $1.41 million of dividends declared and an increase of $0.11 million resulting from the amortization of the stock grant plan. The accumulated other comprehensive income (loss) component of stockholders’ equity totaled $(820) thousand at June 30, 2008 compared to $272 thousand at December 31, 2007. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale. Under regulatory requirements, the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. Tier 1 capital consists of common stock and qualifying preferred stockholders’ equity less goodwill.  Tier 2 capital consists of certain convertible, subordinated and other qualifying debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets.  The Company has no Tier 2 capital other than the allowance for loan losses and gain on marketable equity securities.

Part I (Continued)
Item 2 (Continued)

Using the capital requirements presently in effect, the Tier 1 ratio as of June 30, 2008 was 11.14 percent and total Tier 1 and 2 risk-based capital was 12.40 percent.  Both of these measures compare favorably with the regulatory minimum of 4 percent for Tier 1 and 8 percent for total risk-based capital.  The Company’s Tier 1 leverage ratio as of June 30, 2008 was 8.90 percent, which exceeds the required ratio standard of 4 percent.

For six months ended June 30, 2008, average capital was $85.5 million, representing 7.20 percent of average assets for the year.   This compares to 6.55 percent for six months ended June 30, 2007 and 6.69 percent for calendar year 2007.

The Company declared cash dividends of $0.195 per common share during the first half of 2008, and a cash dividend of $0.1775 per common share during the first half of 2007, respectively.  This equates to a dividend payout ratio of 55.71 percent for first half  2008 compared to 24.65 percent for the same period a year ago.

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

The investment portfolio provides a ready means to raise cash if liquidity needs arise.  As of June 30 2008, the Company held $177 million in bonds (excluding FHLB stock), at current market value in the available for sale portfolio.  At December 31, 2007, the available for sale bond portfolio totaled $167 million.  Only marketable investment grade bonds are purchased.  Although most of the banks’ bond portfolios are encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for a sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it primarily determines the Company’s liquidity posture.  Colony had ratios of loans to deposits of 97.7 percent as of June 30, 2008 and 92.8 percent at December 31, 2007.  Management employs alternative funding sources when deposit balances will not meet loan demands.  The ratios of loans to all funding sources (excluding Subordinated Debentures) at June 30, 2008 and December 31, 2007 were 86.9 percent and 86.4 percent, respectively.  Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources.  The stability of the banks’ core deposit base is an important factor in Colony’s liquidity position.  A heavy percentage of the deposit base is comprised of accounts of individuals and small business with comprehensive banking relationships and limited volatility.  At June 30, 2008 and December 31, 2007, the banks had $338.8 million and $347.2 million in certificates of deposit of $100,000 or more.  These larger deposits represented 34.70 percent and 34.09 percent of respective total deposits.  Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed.  Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

Local market deposit sources proved insufficient to fund the strong loan growth trends at Colony over the past several years.  The Company supplemented deposit sources with brokered deposits.  As of June 30, 2008, the Company had $63.3 million, or 6.49  percent of total deposits, in brokered certificates of deposit attracted by external third parties.  Additionally, the banks use external wholesale or Internet services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed.

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

Part I (Continued)
Item 2 (Continued)

Return on Assets and Stockholders’ Equity

The following table presents selected financial ratios for each of the periods indicated.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007

Return on Assets	0.10%	0.91%	0.42%	0.86%

Return on Equity	1.36%	13.58%	5.86%	13.17%

Dividend Payout	243.75%	23.68%	55.71%	24.65%

Avg. Equity to Avg. Assets	7.23%	6.67%	7.20%	6.55%

Dividends Declared	$0.0975	$0.09	$0.195	$0.1775

Future Outlook

Colony is an emerging company in an industry filled with nonregulated competitors and a rapid pace of consolidation.  The year brings with it new opportunities for growth in our existing markets, as well as opportunities to expand into new markets through acquisitions and denovo branching.  Entry into the MSA markets – Savannah, Albany, Columbus, Warner Robins, and Valdosta – will require multi-branch offices and the Company is presently looking for available real estate to purchase in those markets.  Presently Colony is constructing its second office in Savannah with October 1, 2008 targeted for opening the office.  Likewise, Colony has secured real estate in the Albany market for another office though no established date for construction has been set.  Colony is currently operating with seven separate bank charters and to gain efficiencies in operations has approved a merger of the seven charters into a single charter with a target date of August 1, 2008.  The single bank charter will allow for standardization and consistency in the products we offer and the services that we deliver.  We believe it will enhance our ability to manage risk within the company.  The surviving charter will be Colony Bank and with iniatives to enhance revenues and reduce operational overhead, this should positively impact our bottom-line.

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

Part I (Continued)
Item 2 (Continued)

On April 2, 1998, the Company was listed on Nasdaq National Market.  The Company’s common stock trades on the Nasdaq Stock Market under the symbol “CBAN”.  The Company presently has approximately 2,008 shareholders as of June 30, 2008  “The Nasdaq Stock Market” or “Nasdaq” is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting and order execution systems.  This market also provides specialized automation services for screen-based negotiations of transactions, on-line comparison of transactions, and a range of informational services tailored to the needs of the securities industry, investors and issuers.  The Nasdaq Stock Market is operated by The Nasdaq Stock Market, Inc., a wholly-owned subsidiary of the National Association of Securities Dealers,  Inc.

Part I (Continued)
Item 3

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

AVERAGE BALANCE SHEETS	Six Months Ended			Six Months Ended
	June 30, 2008			June 30, 2007
	Average	Income/	Yields/	Average	Income/	Yields/
($ in thousands)	Balances	Expense	Rates	Balances	Expense	Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Interest and fees
Taxable (1)	$948,432	$35,153	7.41%	$935,774	$40,246	8.60%
Investment Securities
Taxable	142,657	3,466	4.86%	142,650	3,296	4.62%
Tax-Exempt (2)	11,190	318	5.68%	12,024	330	5.49%
Total Investment Securities	153,847	3,784	4.92%	154,674	3,626	4.69%
Interest-Bearing Deposits	1,604	20	2.49%	2,867	75	5.23%
Federal Funds Sold	16,492	239	2.90%	37,266	967	5.19%
Interest-Bearing Other Assets	5,784	166	5.74%	5,068	149	5.88%
Total Interest-Earning Assets	1,126,159	$39,362	6.99%	1,135,649	$45,063	7.94%
Non-interest-Earning Assets
Cash and Cash Equivalents	21,512			21,594
Allowance for Loan Losses	(15,604)			(12,473)
Other Assets	55,934			54,022
Total Noninterest-Earning Assets	61,842			63,143
Total Assets	$1,188,001			$1,198,792
Liabilities and Stockholders' Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$222,169	$1,828	1.65%	$213,112	$2,269	2.13%
Other Time	690,019	16,319	4.73%	737,070	19,011	5.16%
Total Interest-Bearing Deposits	912,188	18,147	3.98%	950,182	21,280	4.48%
Other Interest-Bearing Liabilities
Other Borrowed Money	79,116	1,679	4.24%	59,083	1,315	4.45%
Subordinated Debentures	24,229	666	5.50%	24,947	985	7.90%
Federal Funds Purchased and Repurchase Agreements	3,233	52	3.22%	1,413	37	5.24%
Total Other Interest-Bearing Liabilities	106,578	2,397	4.50%	85,443	2,337	5.47%
Total Interest-Bearing Liabilities	1,018,766	$20,544	4.03%	1,035,625	$23,617	4.56%
Noninterest-Bearing Liabilities and
Stockholders' Equity
Demand Deposits	77,602			76,053
Other Liabilities	6,150			8,534
Stockholders' Equity	85,483			78,580
Total Noninterest-Bearing Liabilities and Stockholders' Equity	169,235			163,167
Total Liabilities and Stockholders' Equity	$1,188,001			$1,198,792

Interest Rate Spread			2.96%			3.38%
Net Interest Income		$18,818			$21,446
Net Interest Margin			3.34%			3.78%

(1)
The average balance of loans includes the average balance of nonaccrual loans.  Income on such loans is recognized and recorded on the cash basis.  Taxable equivalent adjustments totaling $62 and $58 for six month periods ended June 30, 2008 and 2007, respectively, are included in tax-exempt interest on loans.

(2)
Taxable-equivalent adjustments totaling $108 and $112 for six month periods ended June 30, 2008 and 2007, respectively, are included in tax-exempt interest on investment securities.  The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

Part I (Continued)
Item 3 (Continued)

Colony Bankcorp, Inc. and Subsidiary
Interest Rate Sensitivity

The following table is an analysis of the Company’s interest rate-sensitivity position at June 30, 2008.  The interest-bearing rate-sensitivity gap, which is the difference between interest-earning assets and interest-bearing liabilities by repricing period, is based upon maturity or first repricing opportunity, along with a cumulative interest rate-sensitivity gap.  It is important to note that the table indicates a position at a specific point in time and may not be reflective of positions at other times during the year or in subsequent periods.  Major changes in the gap position can be, and are, made promptly as market outlooks change.

	Assets and Liabilities Repricing Within

	3 Months	4 to 12	1 to 5	Over 5
	or Less	Months	1 Year	Years	Years	Total
($ in Thousands)

EARNING ASSETS:
Interest-Bearing Deposits	$1,783	$ ---	$1,783	---	$1,783
Federal Funds Sold	5,579	---	5,579	---	5,579
Investment Securities	8,546	8,493	17,039	107,644	52,434	177,117
Loans, Net of Unearned Income	451,066	166,070	617,136	324,222	12,716	954,074
Other Interest-Bearing Assets	6,092	---	6,092	---	6,092

Total Interest-Earning Assets	473,066	174,563	647,629	431,866	65,150	1,144,645

INTEREST-BEARING LIABILITIES:
Interest-Bearing Demand Deposits (1)	196,261	---	196,261	---	196,261
Savings (1)	35,293	---	35,293	---	35,293
Time Deposits	199,369	400,760	600,129	68,573	120	668,822
Other Borrowings (2)	6,600	27,000	33,600	42,000	9,000	84,600
Subordinated Debentures	24,229	---	24,229	---	24,229
Federal Funds Purchased	16,465	---	16,465	---	16,465
Repurchase Agreements	---	---	---	---	20,000

Total Interest-Bearing Liabilities	478,217	427,760	905,977	130,573	9,120	1,045,670

Interest Rate-Sensitivity Gap	(5,151)	(253,197)	(258,348)	301,293	56,030	98,975

Cumulative Interest-Sensitivity Gap	(5,151)	(258,348)	(258,348)	42,945	98,975

Interest Rate-Sensivitiy Gap as a Percentage of Interest-Earning Assets	(0.45%)	(22.12%)	(22.57%)	26.32%	4.89%

Cumulative Interest Rate-Sensitivity as as a Percentage of Interest-Earning Assets	(0.45%)	(22.57%)	(22.57%)	3.75%	8.65%

(1)  Interest-bearing Demand and Savings Accounts for repricing purposes are considered to reprice within 3 months or less.
(2)  Short-term borrowings for repricing purposes are considered to reprice within 3 months or less.

Part I (Continued)
Item 3 (Continued)

The foregoing table indicates that we had a one year negative gap of ($258) million, or (22.57) percent of total assets at June 30, 2008.  In theory, this would indicate that at June 30, 2008, $258 million more in liabilities than assets would reprice if there were a change in interest rates over the next 365 days.  Thus, if interest rates were to increase, the gap would indicate a resulting decrease in net interest margin.  However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity.  In addition, the interest rate spread between an asset and our supporting liability can vary significantly while the timing of repricing of both the assets and our supporting liability can remain the same, thus impacting net interest income.  This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposits.

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

The Company utilizes SunTrust Asset/Liability Management Analysis for a more dynamic analysis of balance sheet structure.  The Company has established earnings at risk for net-interest income in a +/- 200 basis point rate shock to be no more than a fifteen percent decline.  The most recent analysis as of March 31, 2008 indicates that net interest income would deteriorate 10.71 percent with a 200 basis point decrease and would improve 6.41 percent with a 200 basis point increase.  The Company has established equity at risk in a +/- 200 basis points rate shock to be no more than a twenty percent decline.  The most recent analysis as of March 31, 2008 indicates that net economic value of equity percentage change would decrease 3.33 percent with a 200 basis point increase and would decrease 15.05 percent with a 200 basis point decrease.  The Company has established its one year gap to be 0.80 percent to 1.20 percent.  The most recent analysis as of March 31, 2008 indicates a one year gap of 0.97 percent.  The analysis suggests net interest margin compression  in a declining interest rate environment.  Given that interest rates are at or near its bottom, the Company is focusing on areas to minimize margin compression in the future.  These include extending on the liability side of the balance with FHLB advances and longer-term time deposits.  With the anticipation of rates going up in late 2008 or early 2009, we will look at security investments in the shorter term (2-4 years) and look to book loans with an adjustable rate.

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

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (ANNUAL MEETING)

The annual meeting of the shareholders of the Company was held on April 24, 2008.  At the Annual Meeting of the Shareholders, proxies were solicited under Regulation 14 of the Securities and Exchange Act of 1934.  Total shares eligible to vote amounted to 7,216,113.  A total of 5,216,544.58 shares (72.29%) were represented by shareholders in attendance or by proxy.  The following directors were elected to serve one year until the next annual meeting:

	For	Against

Morris Downing	5,105,653.32	110,891.26
Dan Minix	5,110,654.32	105,890.26
Jonathan Ross	5,098,054.32	118,490.26
Jerry Harrell	5,012,327.32	204,217.26
Terry Hester	5,105,653.32	110,891.26
Terry Coleman	5,110,526.32	106,018.26
Gene Waldron	5,105,654.32	110,890.26
Bill Roberts	5,106,054.32	110,490.26
Al Ross	5,105,654.32	110,890.26
Charles Myler	5,110,654.32	105,890.26
Mark Massee	5,105,654.32	110,890.26

ITEM 5 – OTHER INFORMATION

None

Part II (Continued)
Item 6

ITEM 6 – EXHIBITS

3.1  Articles of Incorporation

-filed as Exhibit 3(a) to the Registrant’s Registration Statement on Form 10 (File No. 0-18486), filed withthe Commission on April 25, 1990 and incorporated herein by reference

3.2  Bylaws, as Amended

-filed as Exhibit 3(b) to the Registrant’s Registration Statement on Form 10 (File No. 0-18486), filed withthe Commission on April 25, 1990 and incorporated herein by reference

4.1  Instruments Defining the Rights of Security Holders

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

/s/ Al D. Ross
Date: August 8, 2008	Al D. Ross,
President and Chief Executive Officer

/s/ Terry L. Hester
Date: August 8, 2008	Terry L. Hester, Executive Vice President and
Chief Financial Officer