Form 10-Q/A
period 2008-06-30
COLONY BANKCORP INC
filed 2008-08-27
CIK 711669

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
Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 2008 AND 2007
AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	6/30/2008	6/30/2007	6/30/2008	6/30/2007
Interest Income
Loans, Including Fees	$16,742	$20,420	35,091	40,188
Federal Funds Sold	84	336	239	967
Deposits with Other Banks	9	34	20	75
Investment Securities
U.S. Government Agencies	1,586	1,573	3,267	3,117
State, County and Municipal	92	137	230	271
Corporate Obligations and Asset-Backed Securities	85	63	179	126
Dividends on Other Investments	82	73	166	149
	18,680	22,636	39,192	44,893
Interest Expense
Deposits	8,475	10,673	18,147	21,280
Federal Funds Purchased	24	31	52	37
Borrowed Money	1,138	1,107	2,345	2,300
	9,637	11,811	20,544	23,617

Net Interest Income	9,043	10,825	18,648	21,276
Provision for Loan Losses	4,071	914	5,142	1,828
Net Interest Income After Provision for Loan Losses	4,972	9,911	13,506	19,448

Noninterest Income
Service Charges on Deposits	1,173	1,214	2,338	2,332
Other Service Charges, Commissions and Fees	241	239	495	485
Mortgage Fee Income	174	286	343	538
Securities Gains	614	2	1,184	186
Other	832	315	1,045	625
	3,034	2,056	5,405	4,166
Noninterest Expenses
Salaries and Employee Benefits	4,029	4,687	8,432	9,229
Occupancy and Equipment	1,061	1,010	2,068	2,011
Other	2,624	2,268	4,971	4,634
	7,714	7,965	15,471	15,874

Income Before Income Taxes	292	4,002	3,440	7,740
Income Taxes	0	1,300	935	2,564
Net Income	$292	$2,702	$2,505	$5,176
Net Income Per Share of Common Stock
Basic	$0.04	$0.38	$0.35	$0.72
Diluted	$0.04	$0.38	$0.35	$0.72
Cash Dividends Declared Per Share of Common Stock	$0.10	$0.09	$0.20	$0.18
Weighted Average Basic Shares Outstanding	7,197,607	7,187,587	7,194,734	7,184,576
Weighted Average Diluted Shares Outstanding	7,197,607	7,197,645	7,194,734	7,196,193

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