Form 10-Q
period 2008-09-30
COLONY BANKCORP INC
filed 2008-11-07
CIK 711669

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR QUARTER ENDED SEPTEMBER 30, 2008	COMMISSION FILE NUMBER 0-12436

COLONY BANKCORP, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

GEORGIA	58-1492391
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE ACT).

YES    ☐                      NO    ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS	OUTSTANDING AT NOVEMBER 7, 2008
COMMON STOCK, $1 PAR VALUE	7,212,613

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

PART 1.   FINANCIAL INFORMATION
ITEM 1.

FINANCIAL STATEMENTS

THE FOLLOWING FINANCIAL STATEMENTS ARE PROVIDED FOR COLONY BANKCORP, INC. AND ITS WHOLLY- OWNED SUBSIDIARY BANK, COLONY BANK.

A.	CONSOLIDATED BALANCE SHEETS – SEPTEMBER 30, 2008 AND DECEMBER 31, 2007.

B.	CONSOLIDATED STATEMENTS OF INCOME – FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007.

C.	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007.

D.	CONSOLIDATED STATEMENTS OF CASH FLOWS – FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007.

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING SOLELY OF NORMAL RECURRING ADJUSTMENTS) NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2008 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
(DOLLARS IN THOUSANDS)

	September 30, 2008	December 31, 2007
ASSETS	(Unaudited)

Cash and Cash Equivalents
Cash and Due from Banks	$22,929	$28,369
Federal Funds Sold	199	21,737
	23,128	50,106
Interest-Bearing Deposits	435	1,467
Investment Securities
Available for Sale, at Fair Value	171,863	167,123
Held to Maturity, at Cost (Fair Value of $67 and $72, as of September 30, 2008 and December 31, 2007, Respectively)	65	68
	171,928	167,191

Federal Home Loan Bank Stock, at Cost	6,317	5,533
Loans	970,682	945,279
Allowance for Loan Losses	(17,952)	(15,513)
Unearned Interest and Fees	(226)	(301)
	952,504	929,465

Premises and Equipment	29,399	27,809
Other Real Estate	4,756	1,332
Goodwill	2,412	2,412
Other Intangible Assets	375	402
Other Assets	24,076	23,059
Total Assets	$1,215,330	$1,208,776

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest-Bearing	$69,038	$86,112
Interest-Bearing	908,714	932,490
	977,752	1,018,602
Borrowed Money
Federal Funds Purchased	12,664	1,346
Securities Sold Under Agreements to Repurchase	20,000	---
Subordinated Debentures	24,229	24,229
Other Borrowed Money	91,000	73,600
	147,893	99,175

Other Liabilities	6,879	7,256
Commitments and Contingencies
Stockholders' Equity
Common Stock, Par Value $1 a Share, Authorized 20,000,000 Shares, Issued 7,213,813 and 7,200,913 Shares as of September 30, 2008 and December 31, 2007, Respectively	7,214	7,201
Paid-In Capital	24,561	24,420
Retained Earnings	52,675	52,087
Restricted Stock - Unearned Compensation	(275)	(237)
Accumulated Other Comprehensive Loss, Net of Tax	(1,369)	272
	82,806	83,743

Total Liabilities and Stockholders' Equity	$1,215,330	$1,208,776

The accompanying notes are an integral part of these statements.

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
 (UNAUDITED)
 (DOLLARS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	9/30/2008	9/30/2007	9/30/2008	9/30/2007
Interest Income
Loans, Including Fees	$16,295	$20,735	$51,386	$60,923
Federal Funds Sold	25	237	264	1,204
Deposits with Other Banks	7	36	27	111
Investment Securities
U.S. Government Agencies	1,809	1,632	5,076	4,749
State, County and Municipal	92	136	322	407
Corporate Obligations and Asset-Backed Securities	113	79	292	205
Dividends on Other Investments	87	76	253	225
	18,428	22,931	57,620	67,824
Interest Expense
Deposits	7,599	10,853	25,746	32,133
Federal Funds Purchased	241	13	293	50
Borrowed Money	1,103	1,272	3,448	3,572
	8,943	12,138	29,487	35,755

Net Interest Income	9,485	10,793	28,133	32,069
Provision for Loan Losses	3,370	850	8,512	2,678
Net Interest Income After Provision for Loan Losses	6,115	9,943	19,621	29,391

Noninterest Income
Service Charges on Deposits	1,233	1,224	3,571	3,556
Other Service Charges, Commissions and Fees	240	218	735	703
Mortgage Fee Income	168	225	511	763
Securities Gains (Losses)	11	(2)	1,195	184
Other	128	181	1,173	806
	1,780	1,846	7,185	6,012
Noninterest Expenses
Salaries and Employee Benefits	4,051	4,464	12,483	13,693
Occupancy and Equipment	1,098	1,025	3,166	3,036
Other	2,664	2,267	7,635	6,901
	7,813	7,756	23,284	23,630

Income Before Income Taxes	82	4,033	3,522	11,773
Income Taxes (Benefits)	(112)	1,414	823	3,978
Net Income	$194	$2,619	$2,699	$7,795
Net Income Per Share of Common Stock
Basic	$0.03	$0.36	$0.38	$1.08
Diluted	$0.03	$0.36	$0.38	$1.08
Cash Dividends Declared Per Share of Common Stock	$0.10	$0.09	$0.29	$0.27
Weighted Average Basic Shares Outstanding	7,201,580	7,193,603	7,197,016	7,187,586
Weighted Average Diluted Shares Outstanding	7,201,580	7,202,424	7,197,016	7,198,270

The accompanying notes are an integral part of these statements.

COLONY BANKCORP INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)
 (DOLLARS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	09/30/08	09/30/07	09/30/08	09/30/07

Net Income	$194	$2,619	$2,699	$7,795

Other Comprehensive Income (Loss), Net of Tax
Gains (Losses) on Securities Arising During the Year	(541)	1,040	(852)	633
Reclassification Adjustment	(8)	2	(789)	(121)

Change in Net Unrealized Losses on Securities Available for Sale, Net Reclassification Adjustment and Tax Effect	(549)	1,042	(1,641)	512

Comprehensive Income (Loss)	$(355)	$3,661	$1,058	$8,307

The accompanying notes are an integral part of these statements.

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
 (UNAUDITED)
 (DOLLARS IN THOUSANDS)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,699	$7,795
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation	1,526	1,391
Provision for Loan Losses	8,512	2,678
Securities Gains	(1,195)	(184)
Amortization and Accretion	552	428
Loss on Sale of Other Real Estate and Repossessions	62	53
Gain on Sale of Equipment	(11)	(6)
Decrease (Increase) in Cash Surrender Value of Life Insurance	(155)	20
Other Prepaids, Deferrals and Accruals, Net	(474)	(692)
	11,516	11,483
CASH FLOWS FROM INVESTING ACTIVITIES
Federal Home Loan Bank Stock	(785)	(446)
Purchases of Investment Securities Available for Sale	(116,756)	(39,256)
Proceeds from Maturities, Calls, and Paydowns of
Investment Securities:
Available for Sale	45,203	16,786
Held to Maturity	7	8
Proceeds from Sale of Investment Securities
Available for Sale	65,299	16,985
(Increase) Decrease in Interest-Bearing Deposits in Other Banks	1,032	(542)
Net Loans to Customers	(37,981)	(29,526)
Purchase of Premises and Equipment	(3,117)	(1,730)
Other Real Estate and Repossessions	2,815	2,209
Proceeds from Sale of Premises and Equipment	12	258
Investment in Statutory Trust	---	(434)
Liquidation of Statutory Trust	---	279
	(44,271)	(35,409)
CASH FLOWS FROM FINANCING ACTIVITIES
Noninterest-Bearing Customer Deposits	(17,074)	(3,178)
Interest-Bearing Customer Deposits	(23,776)	(20,513)
Increase (Decrease) in Federal Funds Purchased	11,318	(594)
Securities Sold Under Agreements to Repurchase	20,000	---
Dividends Paid	(2,091)	(1,890)
Proceeds from Other Borrowed Money	51,500	41,100
Principal Payments on Other Borrowed Money	(34,100)	(29,000)
Proceeds from Issuance of Subordinated Debentures	---	14,434
Principal Payments on Subordinated Debentures	---	(9,279)
	5,777	(8,920)

Net Increase (Decrease) in Cash and Cash Equivalents	(26,978)	(32,846)
Cash and Cash Equivalents at Beginning of Period	50,106	72,380
Cash and Cash Equivalents at End of Period	$23,128	$39,534

The accompanying notes are an integral part of these statements.

Part I (Continued)
Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

Principles of Consolidation

Colony Bankcorp, Inc. (the Company) is a bank holding company located in Fitzgerald, Georgia. The Company merged all of its operations into one sole operating subsidiary effective August 1, 2008.  The consolidated financial statements include the accounts of Colony Bankcorp, Inc. and its wholly-owned subsidiary, Colony Bank (which includes its wholly-owned subsidiary, Colony Mortgage Corp.), Fitzgerald, Georgia.  All significant intercompany accounts have been eliminated in consolidation. The accounting and reporting policies of Colony Bankcorp, Inc. conform to generally accepted accounting principles and practices utilized in the commercial banking industry.

All dollars in notes to consolidated financial statements are rounded to the nearest thousand.

Nature of Operations

The Bank provides a full range of retail and commercial banking services for consumers and small to medium size businesses located primarily in middle and south Georgia. Colony Bank is headquartered in Fitzgerald, Georgia with banking offices in Albany, Ashburn, Broxton, Centerville, Chester, Columbus, Cordele, Douglas, Eastman, Fitzgerald, Leesburg, Moultrie, Pitts, Quitman, Rochelle, Savannah, Soperton, Sylvester, Thomaston, Tifton, Valdosta and Warner Robins.  Lending and investing activities are funded primarily by deposits gathered through its retail branch office network.

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

Concentrations of Credit Risk

Lending is concentrated in commercial and real estate primarily to local borrowers. The Company has a high concentration of real estate loans that could pose an adverse credit risk particularly with the current economic downturn in the real estate market.  In management’s opinion, the balance of the loan portfolio is sufficiently diversified to avoid significant concentration of credit risk.  Although the Company has a diversified loan portfolio, a substantial portion of borrowers’ ability to honor their contracts is dependent upon the viability of the real estate economic sector.  The continued downturn of the housing and real estate market that began in 2007 has resulted in an increase of real estate dependent problem loans.  These loans are centered primarily in our larger MSA markets.  Declining collateral real estate values that secure land development, construction and speculative real estate loans in our larger MSA markets has resulted in increased loan loss provisions in 2008.

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

Accounting Policies

The accounting and reporting policies of Colony Bankcorp, Inc. and its subsidiary are in accordance with accounting principles generally accepted and conform to general practices within the banking industry. The significant accounting policies followed by Colony and the methods of applying those policies are summarized hereafter.

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

Deferred tax assets and liabilities are recognized based on future tax consequences attributable to differences arising from the financial statement carrying values of assets and liabilities and their tax bases. The differences relate primarily to depreciable assets (use of different depreciation methods for financial statement and income tax purposes) and allowance for loan losses (use of the allowance method for financial statement purposes and the direct write-off method for tax purposes). In the event of changes in the tax laws, deferred tax assets and liabilities are adjusted in the period of the enactment of those changes, with effects included in the income tax provision. The Company and its subsidiary file a consolidated federal income tax return. The subsidiary pays its proportional share of federal income taxes to the Company based on its taxable income.

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

(2)    Cash and Balances Due from Banks

Components of cash and balances due from banks are as follows as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Cash on Hand and Cash Items	$9,506	$8,527
Noninterest-Bearing Deposits with Other Banks	13,423	19,842
	$22,929	$28,369

As of September 30, 2008, the Banks had required deposit reserves of approximately $6,924 with the Federal Reserve that was satisfied with cash on hand.

(3)    Investment Securities

Investment securities as of September 30, 2008 are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale:
U.S. Government Agencies
Mortgage-Backed	$155,938	$387	$(1,245)	$155,080
Other	650	---	---	650
State, County & Municipal	9,730	19	(281)	9,468
Corporate Obligations	6,619	41	(651)	6,009
Asset-Backed Securities	1,000	---	(344)	656
	$173,937	$447	$(2,521)	$171,863

Securities Held to Maturity:
State, County and Municipal	$65	$2	$ ---	$67

The amortized cost and fair value of investment securities as of September 30, 2008, by contractual maturity, are shown hereafter.  Expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

Part I (Continued)
Item 1 (Continued)

(3)    Investment Securities (Continued)

	Securities
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in One Year or Less	$3,977	$3,937
Due After One Year Through Five Years	5,590	5,285
Due After Five Years Through Ten Years	4,787	4,713	$65	$67
Due After Ten Years	3,645	2,848	--	--
	17,999	16,783	65	67

Mortgage Backed Securities	155,938	155,080	--	--
	$173,937	$171,863	$65	$67

Investment securities as of December 31, 2007 are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale:
U.S. Government Agencies
Mortgage Backed	$109,024	$758	$(459)	$109,323
Other	36,818	314	(36)	37,096
State, County & Municipal	14,178	33	(296)	13,915
Corporate Obligations	5,689	105	(7)	5,787
Asset-Backed Securities	1,000	---	---	1,000
Marketable Equity Securities	2	---	---	2
	$166,711	$1,210	$(798)	$167,123

Securities Held to Maturity:
State, County and Municipal	$68	$4	$ ---	$72

Proceeds from the sale of investments available for sale during first nine months of 2008 totaled $65,299 compared to $16,985 for the first nine months of 2007.  The sale of investments available for sale during 2008 resulted in gross realized gains of $1,202 and gross unrealized losses of $7, while the sale of investments available for sale during 2007 resulted in gross realized gains of $214 and losses of $30.

Investment securities having a carry value approximating $94,149 and $89,145 as of September 30, 2008 and December 31, 2007, respectively, were pledged to secure public deposits and for other purposes.

Part I (Continued)
Item 1 (Continued)

(3)    Investment Securities (Continued)

Information pertaining to securities with gross unrealized losses at September 30, 2008 and December 31, 2007 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

September 30, 2008
U.S. Government Agencies
Mortgage Backed	$109,843	$(1,224)	$850	$(21)	$110,693	$(1,245)
State, County and Municipal	4,593	(281)	---	---	4,593	(281)
Corporate Obligations	4,968	(651)	---	---	4,968	(651)
Asset-Backed Securities	656	(344)	---	---	656	(344)
	$120,060	$(2,500)	$850	$(21)	$120,910	$(2,521)
December 31, 2007
U.S. Government Agencies
Mortgage Backed	$13,721	$(56)	$30,761	$(403)	$44,482	$(459)
Other	---	---	14,101	(36)	14,101	(36)
State, County and Municipal	6,918	(255)	3,115	(41)	10,033	(296)
Corporate Obligations	---	---	995	(7)	995	(7)
Marketable Equity Securities	2	---	---	---	2	---
	$20,641	$(311)	$48,972	$(487)	$69,613	$(798)

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

At September 30, 2008, the debt securities with unrealized losses have depreciated 2.04 percent from the Company’s amortized cost basis.  These securities are guaranteed by either U.S. Government or other governments.  These unrealized losses relate principally to current interest rates for similar type of securities.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition.  As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

(4)    Loans

The composition of loans as of  September 30, 2008 and December 31, 2007 was as follows:

	September 30, 2008	December 31, 2007

Commercial, Financial and Agricultural	$90,105	$52,323
Real Estate – Construction	164,092	211,484
Real Estate – Farmland	58,254	42,439
Real Estate – Other	593,564	544,655
Installment Loans to Individuals	44,012	72,350
All Other Loans	20,655	22,028
	$970,682	$945,279

Nonaccrual loans are loans for which principal and interest are doubtful of collection in accordance with original loan terms and for which accruals of interest have been discontinued due to payment delinquency.  Nonaccrual loans totaled $29,667 and $14,956 as of September 30, 2008 and December 31, 2007, respectively and total recorded investment in loans past due 90 days or more and still accruing interest approximated $20 and $60, respectively.

Part I (Continued)
Item 1 (Continued)

(5)    Allowance for Loan Losses

Transactions in the allowance for loan losses are summarized below for nine months ended September 30, 2008 and September 30, 2007 as follows:

	September 30, 2008	September 30, 2007

Balance, Beginning	$15,513	$11,989
Provision Charged to Operating Expenses	8,512	2,678
Loans Charged Off	(6,534)	(1,971)
Loan Recoveries	461	1,125

Balance, Ending	$17,952	$13,821

(6)    Premises and Equipment

Premises and equipment are comprised of the following as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007

Land	$7,805	$7,799
Building	20,939	20,901
Furniture, Fixtures and Equipment	13,303	12,641
Leasehold Improvements	994	994
Construction in Progress	2,348	448
	45,389	42,783

Accumulated Depreciation	(15,990)	(14,974)
	$29,399	$27,809

Depreciation charged to operations totaled $1,526 and $1,391 for September 30, 2008 and September 30, 2007, respectively.

Certain Company facilities and equipment are leased under various operating leases.  Rental expense approximated $282 and $273 for nine months ended September 30, 2008 and September 30, 2007, respectively.

(7)    Goodwill and Intangible Assets

The following is an analysis of the goodwill and core deposit intangible asset activity for the nine months ended September 30, 2008 and September 30, 2007:

	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007

Goodwill
Balance, Beginning	$2,412	$2,412
Goodwill Acquired	---	---
Balance, Ending	$2,412	$2,412

Net Core Deposit, Intangible
Balance, Beginning	$402	$439
Amortization Expense	(27)	(28)
Balance, Ending	$375	$411

Part I (Continued)
Item 1 (Continued)

(7)    Goodwill and Intangible Assets (Continued)

The following table reflects the expected amortization for the core deposit intangible at September 30, 2008:

2008	$9
2009	36
2010	36
2011	36
2012 and thereafter	258
$375

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

Part I (Continued)
Item 1 (Continued)

(9)    Fair Value Measurements (Continued)

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

Assets Measured at Fair Value on a Recurring Basis

The table below presents the recorded amount of the Company’s assets measured at fair value on a recurring basis as of September
30, 2008 aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair Value Measurements at Reporting Date Using
	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities Available for Sale
U.S. Government Agencies
Mortgage-Backed	$155,080	$	---	$155,080	$	---
Other	650		---	650		---
State,County & Municipal	9,468		---	9,468		---
Corporate Obligations	6,009		---	5,310		699
Asset-Backed Securities	656		---	---		656
	$171,863	$	---	$170,508		$1,355

Liabilities

The Company did not identify any liabilities that are required to be presented at fair value.

(10)  Deposits

The aggregate amount of overdrawn deposit accounts reclassified as loan balances totaled $409 and $574 as of September 30, 2008 and December 31, 2007.

Components of interest-bearing deposits as of September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008	December 31, 2007
Interest-Bearing Demand	$180,505	$190,304
Savings	33,757	31,588
Time, $100,000 and Over	318,467	347,219
Other Time	375,985	363,379
	$908,714	$932,490

At September 30, 2008 and December 31, 2007, the Company had brokered deposits of $115,202 and $54,737 respectively.  Of the $115,202 brokered deposits at September 30, 2008, $13,379 represented CDARS reciprocal deposits in which customers placed core deposits into the CDARS program for FDIC insurance coverage and the Company received reciprocal brokered deposits in a like amount.  Thus, brokered deposits less the reciprocal deposits totaled $101,823 at September 30, 2008.  The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $100,000 was approximately $287,529 and $310,971 as of September 30, 2008 and December 31, 2007, respectively.

Part I (Continued)
Item 1 (Continued)

(10)  Deposits (Continued)

As of  September 30, 2008 and December 31, 2007,  the scheduled maturities of certificates of deposits are as follows:

Maturity	September 30, 2008	December 31, 2007
One Year and Under	$625,698	$632,936
One to Three Years	61,141	42,977
Three Years and Over	7,613	34,685
	$694,452	$710,598

(11)  Other Borrowed Money

Other borrowed money at September 30, 2008 and December 31, 2007 is summarized as follows:

	September 30, 2008	December 31, 2007
Federal Home Loan Bank Advances	$91,000	$73,500
Silverton Note Payable	---	100
Barclay’s Master Repurchase Agreement	20,000	---
	$111,000	$73,600

Advances from the Federal Home Loan Bank (FHLB) have maturities ranging from 2009 to 2019 and interest rates ranging from 2.29 percent to 5.93 percent.  Under the Blanket Agreement for Advances and Security Agreement with the FHLB, residential first mortgage loans and cash balances held by the FHLB are pledged as collateral for the FHLB advances outstanding.  At September 30, 2008, the Company had available line of credit commitments totaling $100,587, of which $9,587 was available.

Silverton Bank Note Payable originated on March 5, 2008 as a line of credit with funds available of $1,000 at a rate of The Wall Street Prime minus 0.75 percent.  Interest payments are due monthly with the entire balance due March 5, 2009. The debt is secured by all furniture, fixtures, equipment and software of Colony Management Services.  Colony Bankcorp, Inc.
guarantees the debt.  This note was paid off in September 2008.

Barclay’s Master Repurchase Agreement originated on June 30, 2008.  The Repurchase Agreement matures on June 30, 2011 and has a one-time call option on December 30, 2009.  Interest is due quarterly at a fixed rate of 3.34 percent.  The Repurchase Agreement is secured by U.S. Government mortgage-backed securities.

The aggregate stated maturities of  other borrowed money at September 30, 2008 are as follows:

Year	Amount
2008	$	---
2009		19,000
2010		1,000
2011		20,000
2012 and Thereafter		71,000
		$111,000

The Company also has available federal funds lines of credit with various financial institutions totaling $54,000, of which $12,664 was outstanding at September 30, 2008.  During third quarter 2008, the Company secured another master repurchase line of credit agreement for $80,000, of which no monies had been drawn as of September 30, 2008.

(12)  Subordinated Debentures (Trust Preferred Securities)

During the second quarter of 2004, the Company formed a third subsidiary whose sole purpose was to issue $4,500 in Trust Preferred Securities through a pool sponsored by FTN Financial Capital Markets.  The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions.  At September 30, 2008, the floating rate securities had a 5.50 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 2.68 percent.

Part I (Continued)
Item 1 (Continued)

(12)  Subordinated Debentures (Trust Preferred Securities) (Continued)

During the second quarter of 2006, the Company formed a fourth subsidiary whose sole purpose was to issue $5,000 in Trust Preferred Securities through a pool sponsored by SunTrust Capital Markets.  The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions.  At September 30, 2008 the floating-rate securities had a 5.26  percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 1.50 percent.

During the first quarter of 2007, the Company formed a fifth subsidiary whose sole purpose was to issue $9,000 in Trust Preferred Securities through a pool sponsored by Trapeza Capital Management, LLC.  The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions.  At September 30, 2008, the floating-rate securities had a 5.41  percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 1.65 percent.  Proceeds from this issuance were used to payoff the trust preferred securities with the first subsidiary formed in March 2002 as the Company exercised its option to call.

During the third quarter of 2007, the company formed a sixth subsidiary whose sole purpose was to issue $5,000 in Trust Preferred Securities through a pool sponsored by Trapeza Capital Management, LLC.  The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions.  At September 30, 2008, the floating-rate securities had a 4.20 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 1.40 percent.  Proceeds from this issuance were used to payoff the trust preferred securities with the second subsidiary formed in December 2002 as the Company exercised its option to call.

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

(13)  Restricted Stock – Unearned Compensation

In 1999, the board of directors of Colony Bankcorp, Inc. adopted a restricted stock grant plan which awards certain executive officers common shares of the Company.  The maximum number of shares (split-adjusted) which may be subject to restricted stock awards was 64,701.  To date, 77,052 split-adjusted shares have been issued under this plan and since the plan’s inception, 12,351 shares have been forfeited; thus, remaining shares which may be subject to restricted stock awards are none at September 30, 2008.  The shares are recorded at fair market value (on the date granted) as a separate component of stockholders’ equity.  The cost of these shares is being amortized against earnings using the straight-line method over three years (the restriction period.)

In April 2004, the stockholders of Colony Bankcorp, Inc. adopted a restricted stock grant plan which awards certain executive officers common shares of the Company.  The maximum number of shares which may be subject to restricted stock awards (split-adjusted) is 143,500.  To date, 34,406 shares have been issued under this plan and since the plan’s inception 7,848 shares have been forfeited, thus remaining shares which may be subject to restricted stock awards are 116,942 at September 30, 2008.  The shares are recorded at fair market value (on the date granted) as a separate component of stockholders’ equity.  The cost of these shares is being amortized against earnings using the straight-line method over three years (the restriction period).

(14)  Profit Sharing Plan

The Company has a profit sharing plan that covers substantially all employees who meet certain age and service requirements.  It is the Company’s policy to make contributions to the plan as approved annually by the board of directors.  The provision for the nine   months ended September 30, 2008 was $455 compared to $583 for the nine months ended September 30, 2007.  The total provision for contributions to the plan was $584 for 2007, $663 for 2006 and $558 for 2005.

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

Part I (Continued)
Item 1 (Continued)

(15)  Commitments and Contingencies (Continued)

At September 30, 2008 and December 31, 2007 the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	September 30, 2008	December 31, 2007

Loan Commitments	$85,091	$93,105
Standby Letters of Credit	2,696	3,814

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

(16) Deferred Compensation Plan

Colony Bank, wholly-owned subsidiary has deferred compensation plans covering certain directors choosing to participate through individual deferred compensation contracts.  In accordance with terms of the contracts, the Bank is committed to pay the directors deferred compensation over a specified number of years, beginning at age 65.  In the event of a director’s death before age 65, payments are made to the director’s named beneficiary over a specified number of years, beginning on the first day of the month following the death of the director.

Liabilities accrued under the plans totaled $1,119 and $1,159 as of September 30, 2008 and December 31, 2007, respectively.  Benefit payments under the contracts were $165 and $140 for the nine month period ended September 30, 2008 and September 30, 2007, respectively.   Provisions charged to operations totaled $128 and $205 for the nine month period ended September 30, 2008 and September 30, 2007, respectively.

Fee income recognized with deferred compensation plans totaled $117 and $104 for nine month period ended September 30, 2008 and September 30, 2007, respectively.

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

Part I (Continued)
Item 1 (Continued)

(17)  Regulatory Capital Matter (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  The amounts and ratios as defined in regulations are presented hereafter.  Management believes, as of September 30, 2008, the Company meets all capital adequacy requirements to which it is subject under the regulatory framework for prompt corrective action.  In the opinion of management, there are no conditions or events since prior notification of capital adequacy from the regulators that have changed the institution’s category.

The following table summarizes regulatory capital information as of September 30, 2008.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2008
Total Capital
to Risk-Weighted Assets
Consolidated	$116,997	12.15%	$77,031	8.00%	NA	NA
Colony Bank	116,075	12.08	76,902	8.00	$96,128	10.00%

Tier 1 Capital
to Risk-Weighted Assets
Consolidated	$104,888	10.89%	$38,515	4.00%	NA	NA
Colony Bank	103,986	10.82	38,451	4.00	57,677	6.00%

Tier 1 Capital
to Average Assets
Consolidated	$104,888	8.70%	$48,240	4.00%	NA	NA
Colony Bank	103,986	8.64	48,135	4.00	$60,169	5.00%

Part I (Continued)
Item 1 (Continued)

(18)  Financial Information of Colony Bankcorp, Inc. (Parent Only)

The parent company’s balance sheets as of September 30, 2008 and December 31, 2007 and the related statements of income and comprehensive income and cash flows are as follows:

COLONY BANKCORP, INC. (PARENT ONLY)
BALANCE SHEETS
SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

ASSETS	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

Cash	$203	$973
Premises and Equipment, Net	1,328	1,236
Investment in Subsidiaries, at Equity	105,963	105,323
Other	425	1,491

Totals Assets	$107,919	$109,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Dividends Payable	$703	$684
Other	181	367
	884	1,051
Subordinated Debt	24,229	24,229

Stockholders’ Equity
Common Stock, Par Value $1 a Share; Authorized 20,000,000Shares, Issued 7,213,813 and 7,200,913 Shares as of September 30, 2008 and December 31, 2007, Respectively	7,214	7,201
Paid-In Capital	24,561	24,420
Retained Earnings	52,675	52,087
Restricted Stock - Unearned Compensation	(275)	(237)
Accumulated Other Comprehensive Loss, Net of Tax	(1,369)	272
	82,806	83,743

Total Liabilities and Stockholders' Equity	$107,919	$109,023

Part I (Continued)
Item 1 (Continued)

(18)  Financial Information of Colony Bankcorp, Inc. (Parent Only) (Continued)

COLONY BANKCORP, INC. (PARENT ONLY)
STATEMENT OF INCOME AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007
(UNAUDITED)

	September 30, 2008	September 30, 2007
Income
Dividends from Subsidiaries	$3,779	$4,544
Other	71	130
	3,850	4,674
Expenses
Interest	951	1,468
Salaries and Employee Benefits	708	793
Other	1,036	731
	2,695	2,992

Income Before Taxes and Equity in Undistributed Earnings of Subsidiaries	1,155	1,682
Income Tax (Benefits)	(763)	(875)

Income Before Taxes and Equity in Undistributed Earnings of Subsidiaries	1,918	2,557
Equity in Undistributed Earnings of Subsidiaries	781	5,238

Net Income	2,699	7,795

Other Comprehensive Income, Net of Tax
Gains (Losses) on Securities Arising During Year	(852)	633
Reclassification Adjustment	(789)	(121)

Unrealized Gains (Losses) in Securities	(1,641)	512

Comprehensive Income	$1,058	$8,307

Part I (Continued)
Item 1 (Continued)

(18)  Financial Information of Colony Bankcorp, Inc. (Parent Only) (Continued)

COLONY BANKCORP, INC. (PARENT ONLY)
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007
(UNAUDITED)

	2008	2007
Cash Flows from Operating Activities
Net Income	$2,699	$7,795
Adjustments to Reconcile Net Income to Net Cash Provided from Operating Activities
Depreciation and Amortization	215	252
Equity in Undistributed Earnings of Subsidiary	(781)	(5,238)
Other	844	(214)
	2,977	2,595

Cash Flows from Investing Activities
Capital Infusion in Subsidiary	(1,500)	---
Purchases of Premises and Equipment	(156)	(45)
Investment in Capital Trust	---	(434)
Liquidation of Statutory Trust	---	279
	(1,656)	(200)

Cash Flows from Financing Activities
Dividends Paid	(2,091)	(1,890)
Proceeds from Issuance of Subordinated Debentures	---	14,434
Principal Payment on Subordinated Debentures	---	(9,279)
	(2,091)	3,265

Net Increase in Cash	(770)	5,660

Cash, Beginning	973	2,224

Cash, Ending	$203	$7,884

Part I (Continued)
Item 1 (Continued)

(19)  Earnings Per Share

SFAS No. 128 establishes standards for computing and presenting basic and diluted earnings per share.  Basic earnings per share is calculated and presented based on income available to common stockholders divided by the weighted average number of shares outstanding during the reporting periods.  Diluted earnings per share reflects the potential dilution of restricted stock.  The following presents earnings per share for the three months and nine months ended September 30, 2008 and 2007, respectively, under the requirements of Statement 128:

	Three Months Ended			Three Months Ended
	September 30, 2008			September 30, 2007

		Common			Common
	Income	Shares		Income	Shares
	Numerator	Denominator	EPS	Numerator	Denominator	EPS

Basic EPS
Income Available to Common Stockholders	$194	7,202	$0.03	$2,619	7,194	$0.36

Dilutive Effect of Potential Common Stock
Restricted Stock		0			8

Diluted EPS
Income Available to Common Stockholders
After Assumed Conversions of Dilutive Securities	$194	7,202	$0.03	$2,619	7,202	$0.36

	Nine Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2007

		Common			Common
	Income	Shares		Income	Shares
	Numerator	Denominator	EPS	Numerator	Denominator	EPS

Basic EPS
Income Available to Common Stockholders	$2,699	7,197	$0.38	$7,795	7,188	$1.08

Dilutive Effect of Potential Common Stock
Restricted Stock		0			10

Diluted EPS
Income Available to Common Stockholders
After Assumed Conversions of Dilutive Securities	$2,699	7,197	$0.38	$7,795	7,198	$1.08

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

The Company

Colony Bankcorp, Inc. (Colony) is a bank holding company headquartered in Fitzgerald, Georgia that provides through its wholly owned subsidiary (collectively referred to as the Company) a broad array of products and services throughout 18 Georgia markets. The Company offers commercial, consumer and mortgage banking services.

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

Part I (Continued)
Item 2 (Continued)

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of September 30, 2008 and December 31, 2007, and results of operations for each of three months and nine months in the periods ended September 30, 2008 and 2007.  This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 34 percent federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.

Dollar amounts in tables are stated in thousands, except for per share amounts.

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense.  Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities.  Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets.  Net income totaled $0.19 million, or $0.03 diluted per common share, in three months ended September 30, 2008 compared to $2.62 million, or $0.36 diluted per common share, in three months ended September  30, 2007 and net income totaled $2.70 million, or $0.38 diluted per common share in nine months ended September 30, 2008 compared to $7.80 million, or $1.08 diluted per common share in nine months ended September 30, 2007.

Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2008	2007	2008	2007

Taxable-equivalent net interest income	$9,578	$10,885	$28,396	$32,331
Taxable-equivalent adjustment	93	92	263	262

Net interest income	9,485	10,793	28,133	32,069
Provision for possible loan losses	3,370	850	8,512	2,678
Noninterest income	1,780	1,846	7,185	6,012
Noninterest expense	7,813	7,756	23,284	23,630

Income before income taxes	82	4,033	3,522	11,773
Income Taxes	(112)	1,414	823	3,978

Net income	$194	$2,619	$2,699	$7,795

Net Income per common share:
Basic	$0.03	$0.36	$0.38	$1.08
Diluted	$0.03	$0.36	$0.38	$1.08
Return on average assets	0.06%	0.87%	0.30%	0.87%
Return on average equity	0.93%	12.87%	4.24%	13.07%

Part I (Continued)
Item 2 (Continued)

Net income for three months ended September 30, 2008 decreased $2.43 million, or 92.59 percent, compared to the same period in 2007.  The decrease was primarily the result of a $1.31 million decrease in net interest income, a decrease of $0.07 million in noninterest income, an increase of $2.52 million in provision for possible loan losses, a decrease of $1.53 million in income taxes  and an increase of $0.06 million in noninterest expense.

Net income for nine months ended September 30, 2008 decreased $5.10 million, or 65.38 percent compared to the same period in 2007.  The decrease was primarily the result of a decrease of $3.94 million in net interest income, an increase of $1.17 million in noninterest income, an increase of $5.83 million in provision for possible loan losses, a decrease of $3.15 million in income taxes and a decrease of $0.35 million in noninterest expense.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 79.66 percent of total revenue for nine months ended September 30, 2008 and 84.21 percent for the same period a year ago.

Net interest margin is the taxable-equivalent net interest income as a percentage of average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Company’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit has ranged from 4.00 percent to 8.25 percent during 2001 to 2007.  At year end 2007, the prime rate was 7.25 percent and with the 225 basis point reduction during the first half of 2008 the prime rate ended the quarter at 5.00 percent.  The federal funds rate moved similar to prime rate with interest rates ranging from 1.00 percent to 5.25 percent during 2001 to 2007.  At year end 2007, the federal funds rate was 4.25 percent and with the 225 basis point reduction during the first nine months of 2008 the federal funds rate ended the quarter at 2.00 percent.  We anticipate the Federal Reserve lowering rates during fourth quarter 2008 due to recessionary fears with a bias toward tightening policy the last half of 2009.

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

Part I (Continued)
Item 2 (Continued)

Rate/Volume Analysis

The rate/volume analysis presented hereafter illustrates the change from September 30, 2007 to September 30, 2008 for each component of the taxable equivalent net interest income separated into the amount generated through volume changes and the amount generated by changes in the yields/rates.

	Changes from September 30, 2007 to September 30, 2008 (1)
($ in thousands)	Volume	Rate	Total

Interest Income
Loans, Net-taxable	$692	$(10,212)	$(9,520)

Investment Securities
Taxable	228	132	360
Tax-exempt	(61)	13	(48)
Total Investment Securities	167	145	312

Interest-Bearing Deposits in other Banks	(53)	(31)	(84)

Federal Funds Sold	(714)	(226)	(940)

Other Interest - Earning Assets	31	(3)	28
Total Interest Income	123	(10,327)	(10,204)

Interest Expense
Interest-Bearing Demand and Savings Deposits	126	(992)	(866)
Time Deposits	(1,760)	(3,761)	(5,521)

Federal Funds Purchased	435	(192)	243
Subordinated Debentures	(45)	(472)	(517)
Other Borrowed Money	632	(239)	393

Total Interest Expense	(612)	(5,656)	(6,268)
Net Interest Income	$735	$(4,671)	$(3,936)

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

The Company maintains approximately 38 percent of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years. The liabilities to fund assets are primarily in short term certificate of deposits that mature within one year. This balance sheet composition has allowed the Company to be relatively constant with its net interest margin the past several years, though the unprecedented 475 basis point decrease by U.S. Federal Reserve in 2001, 50 basis point decrease in 2002 and 25 basis point decrease in 2003 resulted in significant net interest margin pressure. During 2004 and 2005, interest rates increased 125 basis points and 200 basis points respectively, while another 100 basis point increase occurred during 2006, resulting in stable net interest margins.  The 100 basis point decrease by the Federal Reserve in 2007 followed by 225 basis point decrease in first half 2008 resulted in significant pressure on net interest margins again.  Net interest margin decreased to 3.34 percent for nine months ended September 30, 2008 compared to 3.79 percent for the same period a year ago. We anticipate margin compression the balance of 2008 given the Federal Reserve’s present interest rate forecast of lowering rates the balance of 2008.

Taxable-equivalent net interest income for nine months ended September 30, 2008 decreased $3.94 million, or 12.17 percent compared to the same period a year ago. The fluctuation between the comparable periods resulted from the negative impact of the significant decrease in interest rates.  The average volume of earning assets during nine months ended September 30, 2008 decreased almost $3.22 million compared to the same period a year ago while over the same period the net interest margin decreased by 45 basis points from 3.79  percent to 3.34 percent.  Growth in average earning assets during 2008 and 2007 was primarily in loans.  The decrease in the net interest margin in 2008 was primarily the result of the general decrease in market interest rates and sluggish loan activity.

The average volume of loans increased $10.7 million in nine months ended September 30, 2008 compared to the same period a year ago.  The average yield on loans decreased 142 basis points in nine months ended September 30, 2008 compared to the same period a year ago. Funding for this growth was primarily provided by other borrowed money and reduction in Federal funds sold.  The average volume of deposits decreased $37.9 million in nine months ended September 30, 2008 compared to the same period a year ago, with interest-bearing deposits decreasing $37.1 million in nine months ended September 30, 2008.  Accordingly, the ratio of average interest-bearing deposits to total average deposits was 92.4 percent in nine months ended September 30, 2008 compared to 92.6 percent in the same period a year ago.    This deposit mix, combined with a general decrease in market rates, had the effect of (i) decreasing the average cost of total deposits by 70 basis points in nine months ended September 30, 2008 compared to the same period a year ago and, (ii) mitigating a portion of the impact of decreasing yields on earning assets.

The Company’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 2.98 percent in nine months ended September 30, 2008 compared to 3.38 percent in the same period a year ago. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $8.51 million in nine months ended September  30, 2008 compared to $2.68 million in the same period a year ago.   See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Part I (Continued)
Item 2 (Continued)

Noninterest Income

The components of noninterest income were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

Service Charges on Deposit Accounts	$1,233	$1,224	$3,571	$3,556
Other Charges, Commissions and Fees	240	218	735	703
Other	128	181	1,173	806
Mortgage Fee Income	168	225	511	763
Securities Gaines (Losses)	11	(2)	1,195	184

Total	$1,780	$1,846	$7,185	$6,012

Total noninterest income for three months ended September 30, 2008 decreased $66 thousand, or 3.58 percent compared to the same period a year ago. Total noninterest income for nine months ended September 30, 2008 increased $1.17 million, or 19.51 percent, compared to the same year ago period.  Growth in noninterest income was primarily in other income and securities gains.  Changes in these items and the other components of noninterest income are discussed in more detail below.

Service Charges on Deposit Accounts.  Service charges on deposit accounts for three months ended September 30, 2008 increased $9  thousand, or 0.74 percent, compared to the same period a year ago.   Service charges on deposit accounts for the nine months ended September 30, 2008 increased $15 thousand, or 0.42 percent, compared to the same year ago period.

Mortgage Fee Income.  Mortgage fee income for three months ended September 30, 2008 decreased $57 thousand, or 25.33 percent, compared to the same period year ago.   Mortgage fee income for nine months ended September 30, 2008 decreased $252 thousand, or 33.03 percent, compared to the same year ago period.  The company anticipates fee income to continue to show a decrease over the previous year due to the current mortgage market and slowing economy.

All Other Noninterest Income.  Other charges, commissions and fees and other income for three months ended September 30, 2008 was $368 thousand compared to $399 thousand in the same year ago period, or a decrease of 7.77 percent.  Other charges, commissions and fees, and other income for nine months ended September 30, 2008 was $1.91 million compared to $1.51 million in the same year ago period, or an increase of 26.44 percent.  The significant increase was gains realized of $670 thousand resulting from the Company’s unwinding of its position in $19 million FHLB advances during second quarter 2008.

Securities Gains.  The Company realized gains from the sale of securities of $11 thousand in three months ended September 30, 2008  compared to $(2) thousand loss in the same year ago period and realized gains from the sale of securities of $1.2 million in nine  months ended September 30, 2008 compared to $184 thousand in the same year ago period.  The sale of securities in 2008 allowed the Company to restructure its balance sheet by selling short-term securities that were likely to be called or experience higher paydowns on mortgage-backed securities and reinvest into longer-term securities at attractive yields.

Noninterest Expense

The components of noninterest expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

Salaries and Employee Benefits	$4,051	$4,464	$12,483	$13,693
Occupancy and Equipment	1,098	1,025	3,166	3,036
Other	2,664	2,267	7,635	6,901

Total	$7,813	$7,756	$23,284	$23,630

Part I (Continued)
Item 2 (Continued)

Total noninterest expense for three months ended September 30, 2008 increased $57 thousand, or 0.73 percent, compared to the same period a year ago. Total noninterest expense for nine months ended September 30, 2008 decreased $346 thousand, or 1.46 percent, compared to the same period a year ago.  These items and the changes in the various components of noninterest expense are discussed in more detail below.

Salaries and Employee Benefits.  Salaries and employee benefits expense for three months ended September 30, 2008 decreased $413  thousand, or 9.25 percent, compared to the same period a year ago.  Salaries and employee benefits expense for the nine months ended September 30, 2008 decreased $1.21 million, or 8.84 percent, compared to the same year ago period.  The  slowing economy and lack of growth resulted in decreases in headcount as a result of normal attrition in both periods.  In addition the bonus accrual for 2008 was adjusted as projected payouts based on company performance are significantly below incentive plan targeted goals.  These two areas are the primary factors for the decreased salary and employee benefits for the comparable periods.

Occupancy and Equipment.  Occupancy and equipment expense has remained relatively flat in both periods with an increase of $73   thousand for three months ended September 30, 2008 compared to the same year ago period and an increase of $130 thousand for nine months ended September 30, 2008 compared to the same year ago period.

All Other Non-Interest Expense.  All other noninterest expense for three months ended September 30, 2008 increased $397 thousand, or 17.51 percent compared to the same year ago period.  All other noninterest expense for nine months ended September 30, 2008 increased $734 thousand, or 10.64 percent compared to the same year ago period.  Significant increases impacting the comparable periods include the FDIC insurance assessment and consultation expenses.  For the nine months ended September 30, 2008, FDIC insurance assessments increased to $421 thousand from $129 thousand in the same year ago period, or an increase of 226.36 percent and consultation expense increased to $682 thousand from $253 thousand, or an increase of 169.57 percent.  FDIC insurance premiums for the entire banking industry have been adjusted up by FDIC to reflect the insurance assessment increase, while the Company has engaged a consulting company to assist in a total bank performance assessment that accounts for the increase in consultation expenses.  This assessment should result in enhanced revenue and operational cost reduction as the Company moves toward a centralized operational process.

Sources and Uses of Funds

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the assets in which those funds are invested as a percentage of the Company’s average total assets for the period indicated. Average assets totaled $1.194   billion in nine months ended September 30, 2008 compared to $1.201 billion in nine months ended September 30, 2007.

	Nine Months Ended
	September 30,
Sources of Funds:	2008		2007
Deposits:
Noninterest-Bearing	$74,749	6.26%	$75,553	6.29%
Interest-Bearing	909,744	76.18	946,877	78.86
Federal Funds Purchased and Repo Agreements	12,207	1.02	1,258	0.11
Long-term Debt and Other Borrowings	107,091	8.97	88,693	7.39
Other Noninterest-Bearing Liabilities	5,494	0.46	8,818	0.73
Equity Capital	84,967	7.11	79,518	6.62
Total	$1,194,252	100.00%	$1,200,717	100.00%

Uses of Funds:
Loans	$936,483	78.41%	$930,538	77.50%
Securities	160,671	13.45	155,658	12.96
Federal Funds Sold	12,518	1.05	30,762	2.56
Interest-Bearing Deposits in Other Banks	1,529	0.13	2,943	0.25
Other Interest-Earning Assets	5,951	0.50	5,233	0.44
Other Noninterest-Earning Assets	77,100	6.46	75,583	6.29
Total	$1,194,252	100.00%	$1,200,717	100.00%

Part I (Continued)
Item 2 (Continued)

Deposits continue to be the Company’s primary source of funding.  Over the comparable periods, the relative mix of deposits continues to be high in interest-bearing deposits.  Interest-bearing deposits totaled 92.41 percent of total average deposits in nine  months ended September 30, 2008 compared to 92.61 percent in the same period a year ago.

The Company primarily invests funds in loans and securities.  Loans continue to be the largest component of the Company’s mix of invested assets.  Total loans were $970.7 million at September 30, 2008, up 2.69 percent, compared to loans of $945.3 million at December 31, 2007.  See additional discussion regarding the Company’s loan portfolio in the section captioned “Loans” included elsewhere in this discussion.  The majority of funds provided by deposit growth have been invested in loans.

Loans

The following table presents the composition of the Company’s loan portfolio as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007

Commercial, Financial and Agricultural	$90,105	$52,323
Real Estate
Construction	164,092	211,484
Mortgage, Farmland	58,254	42,439
Mortgage, Other	593,564	544,655
Consumer	44,012	72,350
Other	20,655	22,028
	970,682	945,279
Unearned Interest and Fees	(226)	(301)
Allowance for Loan Losses	(17,952)	(15,513)

Loans	$952,504	$929,465

The following table presents total loans as of September 30, 2008 according to maturity distribution and/or repricing opportunity on adjustable rate loans:

Maturity and Repricing Opportunity	($ in Thousands)

One Year or Less	$611,916
After One Year through Three Years	289,034
After Three Years through Five Years	58,189
Over Five Years	11,543
$970,682

Overview. Loans totaled $970.7 million at September 30, 2008, up 2.69 percent from December 31, 2007 loans of $945.3 million.  The majority of the Company’s loan portfolio is comprised of the real estate loans-other, real estate construction and commercial, financial and agricultural.  Real estate-other, which is primarily 1-4 family residential properties and nonfarm nonresidential properties, made up 61.15 percent and 57.62 percent of total loans, real estate construction made up 16.90 percent and 22.37 percent, while commercial, financial and agricultural made up 9.28 percent and 5.54 percent of total loans at September 30, 2008 and December 31, 2007, respectively.

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

Commercial, Financial and Agricultural.  Commercial, financial and agricultural loans at September 30, 2008 increased 72.21  percent from December 31, 2007 to $90 million. The Company’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Company’s loan policy guidelines.

Collateral Concentrations.  Lending is concentrated in commercial and real estate loans primarily to local borrowers.  The Company has a high concentration of real estate loans that could pose an adverse credit risk particularly with the current economic downturn in the real estate market.  In addition, the balance of the loan portfolio is sufficiently diversified to avoid significant concentration of credit risk.  Although the Company has a diversified loan portfolio, a substantial portion of borrower’s ability to honor their contracts is dependent upon the viability of the real estate economic sector.  Problem loans are centered primarily in land development in our larger MSA markets.  Charge-offs in 2008 are primarily the result of declining collateral real estate values that secure land development, construction and speculative real estate loans in our larger MSA markets.

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

	September 30, 2008			December 31, 2007

		Period End Balances			Period End Balances
	Number of			Number of
	Relationships	Committed	Outstanding	Relationships	Committed	Outstanding

Large Credit Relationships:
$10 million and greater	2	$30,156	$21,034	3	$38,957	$23,441
$5 million to $9.9 million	10	$62,879	$61,320	15	$92,595	$89,677

Part I (Continued)
Item 2 (Continued)

Maturities and Sensitivities of Loans to Changes in Interest Rates.  The following table presents the maturity distribution of the Company’s loans at September 30, 2008. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate.

	Due in One Year or Less	After One, but Within Three Years	After Three, but Within Five Years	After Five Years	Total

Loans with fixed interest rates	$249,644	$284,818	$58,176	$11,209	$603,847
Loans with floating interest rates	362,272	4,216	13	334	366,835

Total	$611,916	$289,034	$58,189	$11,543	$970,682

The Company may renew loans at maturity when requested by a customer whose financial strength appears to support such renewal or when such renewal appears to be in the Company’s best interest. In such instances, the Company generally requires payment of accrued interest and may adjust the rate of interest, require a principal reduction or modify other terms of the loan at the time of renewal.

Non-Performing Assets and Potential Problem Loans

Non-performing assets and accruing past due loans as of September 30, 2008 and December 31, 2007 were as follows:

	September 30, 2008	December 31, 2007

Loans accounted for on nonaccrual	$29,667	$14,956
Loans past due 90 days or more	20	60
Other real estate foreclosed	4,756	1,332
Total non-performing assets	$34,443	$16,348

Non-performing assets as a percentage of:
Total loans and foreclosed assets	3.53%	1.73%
Total assets	2.83%	1.35%
Accruing past due loans:
30-89 days past due	$18,480	$15,681
90 or more days past due	20	60
Total accruing past due loans	$18,500	$15,741

Non-performing assets include non-accrual loans, loans past due 90 days or more, restructured loans and foreclosed real estate.  Non-performing assets at September 30, 2008 increased 110.69 percent from December 31, 2007.

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

	September 30, 2008		December 31, 2007

	Reserve	% *	Reserve	% *

Commercial, Financial and Agricultural	$5,116	9%	$3,645	6%
Real Estate – Construction	2,962	17%	2,560	22%
Real Estate – Farmland	718	6%	621	4%
Real Estate – Other	6,283	61%	5,430	58%
Loans to Individuals	1,885	5%	2,404	8%
All other Loans	988	2%	853	2%
Total	$17,952	100%	$15,513	100%

*	Loan balance in each category expressed as a percentage of total end of period loans.

Part I (Continued)
Item 2 (Continued)

Activity in the allowance for loan losses is presented in the following table. There were no charge-offs or recoveries related to foreign loans during any of the periods presented.

The following table presents an analysis of the Company’s loan loss experience for the periods indicated.

	Three Months Ended	Three Months Ended
($ in thousands)	September 30, 2008	September 30, 2007

Allowance for Loan Losses at Beginning of Quarter	$17,466	$12,647

Charge-Off
Commercial, Financial and Agricultural	682	139
Real Estate	1,906	188
Consumer	455	118
All Other	33	41
	3,076	486
Recoveries
Commercial, Financial and Agricultural	7	74
Real Estate	148	710
Consumer	37	18
All Other	--	8
	192	810

Net Charge-Offs (recoveries)	2,884	(324)

Provision for Loan Losses	3,370	850

Allowance for Loan Losses at End of Quarter	$17,952	$13,821

Ratio of Net Charge-Offs (recoveries) to Average Loans	0.30%	(0.03)%

The allowance for loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The provision for loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for loan losses increased $2.52 million from $850 thousand in three months ended September 30, 2007.  Provisions were higher in 2008 compared to 2007 primarily due to the elevated risk of residential real estate and land development loans given the downturn in the real estate market that began in 2007.  Nonperforming assets as a percentage of total loans and foreclosed assets increased to 3.53 percent at September 30, 2008 compared to 0.76 percent at September 30, 2007 and 1.73 percent at December 31, 2007.

Net charge-offs in three months ended September 30, 2008 increased $3.21 million compared to the same period a year ago.  Net charge-offs of 0.30 percent for third quarter 2008 annualizes to 1.20 percent for the year.  Net charge-offs the past three years have averaged 0.30 percent; however, we will exceed that level in 2008 as many problem credits are now being brought to resolution in this challenging credit environment.

Management believes the level of the allowance for loan losses was appropriate as of September 30, 2008. Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

Part I (Continued)
Item 2 (Continued)

The following table presents an analysis of the Company’s loan loss experience for the periods indicated.

	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2008	September 30, 2007

Allowance for Loan Losses at Beginning of Period	$15,513	$11,989

Charge-Off
Commercial, Financial and Agricultural	1,344	664
Real Estate	4,420	846
Consumer	685	314
All Other	85	147
	6,534	1,971
Recoveries
Commercial, Financial and Agricultural	66	96
Real Estate	271	915
Consumer	105	89
All Other	19	25
	461	1,125

Net Charge-Offs	6,073	846

Provision for Loan Losses	8,512	2,678

Allowance for Loan Losses at End of Period	$17,952	$13,821

Ratio of Net Charge-Offs to Average Loans	0.64%	0.09%

The allowance for loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The provision for loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for loan losses increased $5.83 million from $2.68 million in nine months ended September 30, 2007 to $8.51 million in nine months ended September 30, 2008.  Provisions increased during 2008 primarily due to the elevated risk of residential real estate and land development loans given the downturn in the real estate market that began in 2007.

Net charge-offs in nine months ended September 30, 2008 increased $5.23 million compared to the same period a year ago.  Net charge-offs of 0.64 percent year to date 2008 that annualizes to 0.85 percent is above our net charge-off ratio for the past several years. We anticipate annual net charge-offs to be in the 0.85 to 1.00 percent range for 2008.

Part I (Continued)
Item 2 (Continued)

Investment Portfolio

The following table presents carrying values of investment securities held by the Company as of September 30, 2008 and December 31, 2007.

($ in thousands)	September 30, 2008	December 31, 2007

U.S. Government Agencies	$650	$37,096
State, County and Municipal	9,533	13,983
Corporate Obligations	6,009	5,787
Asset-Backed Securities	656	1,000
	16,848	57,866

Marketable Equity Securities	--	2
Mortgage Backed Securities	155,080	109,323
Total Investment Securities and
Mortgage Backed Securities	$171,928	$167,191

The following table represents maturities and weighted-average yields of investment securities held by the Company as of September  30, 2008.  (Mortgage backed securities are based on the average life at the projected speed, while Agencies, State and Political subdivisions  and Corporates reflect anticipated calls being exercised.)

	Within 1 Year		After 1 Year But Within 5 Years			After 5 Years But Within 10 Years			After 10 Years
	Amount	Yield	Amount		Yield	Amount		Yield	Amount		Yield

U. S. Government Agencies	$650	3.75%	$	---	---%	$	---	---%	$	---	---%

Mortgage Backed Securities	9,845	4.34		139,486	4.86		5,749	5.17		---	---

State, County and Municipal	1,155	4.83		3,148	5.86		3,737	5.65		1,493	5.29

Corporate Obligations	2,132	8.36%		2,137	5.41		1,041	5.67		699	5.95

Asset-Backed Securities	---	---		---	---		---	---		656	6.33

Total Investment Portfolio	$13,782	4.98%		$144,771	4.89%		$10,527	5.39%		$2,848	5.69%

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

At September 30, 2008, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10 percent of the Company’s shareholders’ equity.

The average yield of the securities portfolio was 4.85 percent in nine months ended September 30, 2008 compared to 4.74 percent in the same period a year ago. The increase in the average yield over the comparable periods primarily resulted from reinvestment of proceeds from maturities and paydowns on mortgage-backed securities into higher yielding securities.

Part I (Continued)
Item 2 (Continued)

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the nine  month periods ended September 30, 2008 and September 30, 2007.

	September 30, 2008		September 30, 2007
	Average	Average	Average	Average
($ in thousands)	Amount	Rate	Amount	Rate

Noninterest-Bearing Demand Deposits	$74,749		$75,553
Interest-Bearing Demand and Savings Deposits	221,395	1.56%	213,562	2.15%
Time Deposits	688,349	4.49%	733,315	5.22%

Total Deposits	$984,493	3.49%	$1,022,430	4.19%

The following table presents the maturities of the Company's time deposits as of September 30, 2008.

	Time	Time
	Deposits	Deposits
	$100,000	Less Than
($ in thousands)	or Greater	$100,000	Total

Months to Maturity
3 or Less	$79,240	$122,295	$201,535
Over 3 through 12 Months	208,289	215,874	424,163
Over 12 Months through 36 Months	27,968	33,173	61,141
Over 36 Months	2,970	4,643	7,613

	$318,467	$375,985	$694,452

Average deposits decreased $37.9 million to $984 million at September 30, 2008 from $1,022 million at September 30, 2007.  The decrease included $0.80 million, or 1.06 percent, related to noninterest-bearing deposits.  Accordingly the ratio of average noninterest-bearing deposits to total average deposits was 7.59 percent for nine months ended September 30, 2008 compared to 7.39 percent for nine months ended September 30, 2007.  The general increase in market rates, had the effect of (i) decreasing the average cost of total deposits by 70 basis points in nine months ended September 30, 2008 compared to the same period a year ago; and (ii) mitigating a portion of the impact of decreasing yields on earning assets.

Total average interest-bearing deposits decreased $37.1 million, or 3.92 percent in nine months ended September 30, 2008 compared to the same period a year ago.  The decline in average deposits at September 30, 2008 compared to September 30, 2007 was primarily in time accounts.

Off-Balance-Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of
September 30, 2008. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

Part I (Continued)
Item 2 (Continued)

	Payments Due by Period

			More than 1	3 Years or
			Year but Less	More but Less	5 Years or
	1 Year or Less		Than 3 Years	Than 5 Years	More	Total
Contractual obligations:
Subordinated debentures	$	----	$ ----	$ ----	$24,229	$24,229
Federal Funds purchased and repurchase agreements		12,664	20,000	----	----	32,664
Federal Home Loan Bank advances		19,000	1,000	41,000	30,000	91,000
Operating leases		121	184	153	19	477
Deposits with stated maturity dates		625,698	61,141	7,486	127	694,452

		657,483	82,325	48,639	54,375	842,822
Other commitments:
Loan commitments		85,091	----	----	----	85,091
Standby letters of credit		2,696	----	----	----	2,696

		87,787	----	----	----	87,787
Total contractual obligations and
Other commitments		$745,270	$82,325	$48,639	$54,375	$930,609

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

Loan Commitments. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for possible loan losses. Loan commitments outstanding at September 30, 2008 are included in the table above.

Standby Letters of Credit.  Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. The Company’s policies generally require that standby letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit outstanding at September 30, 2008 are included in the table above.

Capital and Liquidity

At September 30, 2008, stockholders’ equity totaled $82.81 million compared to $83.74 million at December 31, 2007. In addition to net income of $2.70 million, other significant changes in stockholders’ equity during nine months ended September 30, 2008 included $2.11 million of dividends declared and an increase of $0.15 million resulting from the amortization of the stock grant plan. The accumulated other comprehensive income (loss) component of stockholders’ equity totaled $(1,369) thousand at September 30, 2008 compared to $272 thousand at December 31, 2007. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale. Under regulatory requirements, the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. Tier 1 capital consists of common stock and qualifying preferred stockholders’ equity less goodwill.  Tier 2 capital consists of certain convertible, subordinated and other qualifying debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets.  The Company has no Tier 2 capital other than the allowance for loan losses and gain on marketable equity securities.

Part I (Continued)
Item 2 (Continued)

Using the capital requirements presently in effect, the Tier 1 ratio as of September 30, 2008 was 10.89 percent and total Tier 1 and 2 risk-based capital was 12.15 percent.  Both of these measures compare favorably with the regulatory minimum of 4 percent for Tier 1 and 8 percent for total risk-based capital.  The Company’s Tier 1 leverage ratio as of September 30, 2008 was 8.70 percent, which exceeds the required ratio standard of 4 percent.

For nine months ended September 30, 2008, average capital was $85 million, representing 7.11 percent of average assets for the year.   This compares to 6.62 percent for nine months ended September 30, 2007 and 6.69 percent for calendar year 2007.

The Company declared cash dividends of $0.29 per common share during the first three quarters of 2008, and a cash dividend of $0.27  per common share during the first three quarters of 2007, respectively.  This equates to a dividend payout ratio of 76.32 percent for the first three quarters of 2008 compared to 24.90 percent for the same period a year ago.

The Company, primarily through the actions of its subsidiary bank, engages in liquidity management to ensure adequate cash flow for deposit withdrawals, credit commitments and repayments of borrowed funds.  Needs are met through loan repayments, net interest and fee income and the sale or maturity of existing assets.  In addition, liquidity is continuously provided through the acquisition of new deposits, the renewal of maturing deposits and external borrowings.

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

The investment portfolio provides a ready means to raise cash if liquidity needs arise.  As of September 30 2008, the Company held $171.9 million in bonds (excluding FHLB stock), at current market value in the available for sale portfolio.  At December 31, 2007, the available for sale bond portfolio totaled $167 million.  Only marketable investment grade bonds are purchased.  Although most of the bank’s bond portfolios are encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for a sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it primarily determines the Company’s liquidity posture.  Colony had ratios of loans to deposits of 99.3 percent as of September 30, 2008 and 92.8 percent at December 31, 2007.  Management employs alternative funding sources when deposit balances will not meet loan demands.  The ratios of loans to all funding sources (excluding Subordinated Debentures) at September 30, 2008 and December 31, 2007 were 88.11 percent and 86.4 percent, respectively.  Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources.  The stability of the bank’s core deposit base is an important factor in Colony’s liquidity position.  A heavy percentage of the deposit base is comprised of accounts of individuals and small business with comprehensive banking relationships and limited volatility.  At September 30, 2008 and December 31, 2007, the bank had $318.5 million and $347.2 million in certificates of deposit of $100,000 or more.  These larger deposits represented 32.57 percent and 34.09 percent of respective total deposits.  Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed.  Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

Local market deposit sources proved insufficient to fund the strong loan growth trends at Colony over the past several years.  The Company supplemented deposit sources with brokered deposits.  As of September 30, 2008, the Company had $115.2 million, or 11.78 percent of total deposits, in brokered certificates of deposit attracted by external third parties.  Of the $115.2 million in brokered deposits at September 30, 2008, $13.4 million represented CDARS reciprocal deposits in which customers placed core deposits into the CDARS program for FDIC insurance coverage and the Company received reciprocal brokered deposits in a like amount.  Excluding reciprocal deposits the Company had brokered deposits of $101.8 million or 10.41 percent of total deposits.  Additionally, the bank uses external wholesale or Internet services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed.

To plan for contingent sources of funding not satisfied by both local and out-of-market deposit balances, Colony and its subsidiaries have established multiple borrowing sources to augment their funds management.  The Company has borrowing capacity through membership of the Federal Home Loan Bank program.  The bank has also established overnight borrowing for Federal Funds Purchased through various correspondent banks and has secured a master repurchase agreement line of credit.  Management believes the various funding sources discussed above are adequate to meet the Company’s liquidity needs in the future without any material adverse impact on operating results.

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

Liability liquidity is provided by access to funding sources which include core deposits.  Should the need arise; the Company also maintains relationships with the Federal Home Loan Bank and several correspondent banks that can provide funds on short notice. Since Colony is a holding company and does not conduct operations, its primary sources of liquidity are dividends up streamed from the subsidiary bank and borrowings from outside sources.

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

Part I (Continued)
Item 2 (Continued)

Return on Assets and Stockholders’ Equity

The following table presents selected financial ratios for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

Return on Assets	0.06%	0.87%	0.30%	0.87%

Return on Equity	0.93%	12.87%	4.24%	13.07%

Dividend Payout	333.33%	25.45%	76.32%	24.90%

Avg. Equity to Avg. Assets	6.94%	6.76%	7.11%	6.62%

Dividends Declared	$0.10	$0.09	$0.29	$0.27

Future Outlook

Colony is an emerging company in an industry filled with nonregulated competitors and a rapid pace of consolidation.  The year brings with it new opportunities for growth in our existing markets, as well as opportunities to expand into new markets through acquisitions and denovo branching.  Entry into the MSA markets – Savannah, Albany, Columbus, Warner Robins, and Valdosta – will require multi-branch offices and the Company is presently looking for available real estate to purchase in those markets.  Construction on the second office in Savannah is complete and it opened for business on October 6, 2008.  Likewise, Colony has secured real estate in the Albany market for another office though no established date for construction has been set.  Colony consummated the merger of its subsidiaries into the surviving charter, Colony Bank on August 1, 2008.  The single bank charter will allow for standardization and consistency in the products we offer and the services that we deliver.  We believe it will enhance our ability to manage risk within the company.

BUSINESS
General

The Company was organized in 1983 as a bank holding company through the merger of Colony Bank of Fitzgerald with a subsidiary of the Company.  Since that time, Colony Bank of Fitzgerald, which was formed by principals of Colony Bankcorp, Inc. in 1976, has operated as a wholly-owned subsidiary of the Company.  In April 1984, Colony Bankcorp, Inc. acquired Colony Bank Wilcox, and in November 1984, Colony Bank Ashburn became a wholly-owned subsidiary of Colony Bankcorp, Inc.  Colony Bankcorp, Inc. continued its growth with the acquisition of Colony Bank of Dodge County in September 1985.  In August 1991, Colony Bankcorp, Inc. acquired Colony Bank Worth.  In November 1996, Colony Bankcorp, Inc. acquired Colony Bank Southeast and in November 1996 formed a non-bank subsidiary Colony Management Services, Inc.  In March 2002, Colony Bankcorp, Inc. acquired Colony Bank Quitman, FSB and also formed Colony Bankcorp Statutory Trust I.  In December 2002, Colony formed its second trust, Colony Bankcorp Statutory Trust II.  In September 2004, Colony formed its third Trust, Colony Bankcorp Statutory Trust III.  In April 2006, Colony formed its fourth Trust, Colony Bankcorp Capital Trust I.  In March 2007, Colony formed its fifth Trust, Colony Bankcorp Capital Trust II, while it liquidated its first Trust, Colony Bankcorp Statutory Trust I by exercising its call option.  In September 2007, Colony formed its sixth Trust, Colony Bankcorp Capital Trust III and liquidated its second Trust, Colony Bankcorp Statutory Trust II by exercising its call option in December 2007.  In August 2008 all of the subsidiaries were merged into the surviving bank charter – Colony Bank.  Colony Bank of Fitzgerald is the remaining charter and effective with the merger the bank name was changed to Colony Bank.

Through its subsidiary bank, Colony Bankcorp, Inc. operates a full-service banking business and offers a broad range of retail and commercial banking services including checking, savings, NOW accounts, money market and time deposits of various types; loans for business, agriculture, real estate, personal uses, home improvement and automobiles; credit card; letters of credit; investment and discount brokerage services; IRA’s; safe deposit box rentals, bank money orders; electronic funds transfer services, including wire transfers and automated teller machines and internet accounts.  Colony Bank is a member of Federal Deposit Insurance Corporation  whose customer deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation.

Part I (Continued)
Item 2 (Continued)

On April 2, 1998, the Company was listed on Nasdaq National Market.  The Company’s common stock trades on the Nasdaq Stock Market under the symbol “CBAN”.  The Company presently has approximately 2,089 shareholders as of September 30, 2008  “The Nasdaq Stock Market” or “Nasdaq” is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting and order execution systems.  This market also provides specialized automation services for screen-based negotiations of transactions, on-line comparison of transactions, and a range of informational services tailored to the needs of the securities industry, investors and issuers.  The Nasdaq Stock Market is operated by The Nasdaq Stock Market, Inc., a wholly-owned subsidiary of the National Association of Securities Dealers,  Inc.

Part I (Continued)
Item 3

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

AVERAGE BALANCE SHEETS	Nine Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2007
($ in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Interest and fees
Taxable (1)	$954,045	$51,494	7.20%	$943,342	$61,014	8.62%
Investment Securities
Taxable	150,017	5,391	4.79%	143,514	5,031	4.67%
Tax-Exempt (2)	10,654	453	5.67%	12,144	501	5.50%
Total Investment Securities	160,671	5,844	4.85%	155,658	5,532	4.74%
Interest-Bearing Deposits	1,529	27	2.35%	2,943	111	5.03%
Federal Funds Sold	12,518	264	2.81%	30,762	1,204	5.22%
Interest-Bearing Other Assets	5,951	253	5.67%	5,233	225	5.73%
Total Interest-Earning Assets	1,134,714	$57,882	6.80%	1,137,938	$68,086	7.98%
Non-interest-Earning Assets
Cash and Cash Equivalents	20,496			21,474
Allowance for Loan Losses	(16,256)			(12,804)
Other Assets	55,298			54,109
Total Noninterest-Earning Assets	59,538			62,779
Total Assets	$1,194,252			$1,200,717
Liabilities and Stockholders' Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$221,395	$2,585	1.56%	$213,562	$2,451	2.15%
Other Time	688,349	23,161	4.49%	733,315	28,682	5.22%
Total Interest-Bearing Deposits	909,744	25,746	3.77%	946,877	32,133	4.52%
Other Interest-Bearing Liabilities
Other Borrowed Money	82,862	2,497	4.02%	63,705	2,104	4.40%
Subordinated Debentures	24,229	951	5.23%	24,988	1,468	7.83%
Federal Funds Purchased and Repurchase Agreements	12,207	293	3.20%	1,258	50	5.30%
Total Other Interest-Bearing Liabilities	119,298	3,741	4.18%	89,951	3,622	5.37%
Total Interest-Bearing Liabilities	1,029,042	$29,487	3.82%	1,036,828	$35,755	4.60%
Noninterest-Bearing Liabilities and
Stockholders' Equity
Demand Deposits	74,749			75,553
Other Liabilities	5,494			8,818
Stockholders' Equity	84,967			79,518
Total Noninterest-Bearing Liabilities and Stockholders' Equity	165,210			163,889
Total Liabilities and Stockholders' Equity	$1,194,252			$1,200,717

Interest Rate Spread			2.98%			3.38%
Net Interest Income		$28,395			$32,331
Net Interest Margin			3.34%			3.79%

(1)
The average balance of loans includes the average balance of nonaccrual loans.  Income on such loans is recognized and recorded on the cash basis.  Taxable equivalent adjustments totaling $108 and $92 for nine month periods ended September 30, 2008 and 2007, respectively, are included in tax-exempt interest on loans.

(2)
Taxable-equivalent adjustments totaling $154 and $170 for nine month periods ended September 30, 2008 and 2007, respectively, are included in tax-exempt interest on investment securities.  The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

Part I (Continued)
Item 3 (Continued)

Colony Bankcorp, Inc. and Subsidiary
Interest Rate Sensitivity

The following table is an analysis of the Company’s interest rate-sensitivity position at September 30, 2008.  The interest-bearing rate-sensitivity gap, which is the difference between interest-earning assets and interest-bearing liabilities by repricing period, is based upon maturity or first repricing opportunity, along with a cumulative interest rate-sensitivity gap.  It is important to note that the table indicates a position at a specific point in time and may not be reflective of positions at other times during the year or in subsequent periods.  Major changes in the gap position can be, and are, made promptly as market outlooks change.

	Assets and Liabilities Repricing Within

	3 Months	4 to 12		1 to 5	Over 5
	or Less	Months	1 Year	Years	Years	Total
($ in Thousands)

EARNING ASSETS:
Interest-Bearing Deposits	$435	$ ---	$435	$ ---	---	$435
Federal Funds Sold	199	---	199	---	---	199
Investment Securities	6,426	11,674	18,100	102,058	51,770	171,928
Loans, Net of Unearned Income	450,867	160,936	611,803	347,110	11,543	970,456
Other Interest-Bearing Assets	6,317	---	6,317	---	---	6,317

Total Interest-Earning Assets	464,244	172,610	636,854	449,168	63,313	1,149,335

INTEREST-BEARING LIABILITIES:
Interest-Bearing Demand Deposits (1)	180,505	---	180,505	---	---	180,505
Savings (1)	33,757	---	33,757	---	---	33,757
Time Deposits	201,535	424,163	625,698	61,141	7,613	694,452
Other Borrowings (2)	22,000	---	22,000	42,000	27,000	91,000
Subordinated Debentures	24,229	---	24,229	---	---	24,229
Federal Funds Purchased	12,664	---	12,664	---	---	12,664
Repurchase Agreements	---	---	---	20,000	---	20,000

Total Interest-Bearing Liabilities	474,690	424,163	898,853	123,141	34,613	1,056,607

Interest Rate-Sensitivity Gap	(10,446)	(251,553)	(261,999)	326,027	28,700	92,728

Cumulative Interest-Sensitivity Gap	(10,446)	(261,999)	(261,999)	64,028	92,728

Interest Rate-Sensivitiy Gap as a Percentage of Interest-Earning Assets	(0.91%)	(21.89%)	(22.80%)	28.37%	2.50%

Cumulative Interest Rate-Sensitivity as as a Percentage of Interest-Earning Assets	(0.91%)	(22.80%)	(22.80%)	5.57%	8.07%

(1)	Interest-bearing Demand and Savings Accounts for repricing purposes are considered to reprice within 3 months or less.
(2)	Short-term borrowings for repricing purposes are considered to reprice within 3 months or less.

Part I (Continued)
Item 3 (Continued)

The foregoing table indicates that we had a one year negative gap of ($262) million, or (22.80) percent of total assets at September 30, 2008.  In theory, this would indicate that at September 30, 2008, $262 million more in liabilities than assets would reprice if there were a change in interest rates over the next 365 days.  Thus, if interest rates were to increase, the gap would indicate a resulting decrease in net interest margin.  However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity.  In addition, the interest rate spread between an asset and our supporting liability can vary significantly while the timing of repricing of both the assets and our supporting liability can remain the same, thus impacting net interest income.  This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposits.

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

The Company utilizes FTN Financial Asset/Liability Management Analysis for a more dynamic analysis of balance sheet structure.  The Company has established earnings at risk for net-interest income in a +/- 200 basis point rate shock to be no more than a fifteen percent decline.  The most recent analysis as of August 31, 2008 indicates that net interest income would deteriorate 11.83 percent with a 200 basis point decrease and would improve 6.70 percent with a 200 basis point increase.  The Company has established equity at risk in a +/- 200 basis points rate shock to be no more than a twenty percent decline.  The most recent analysis as of August 31, 2008 indicates that net economic value of equity percentage change would decrease 5.16 percent with a 200 basis point increase and would decrease 7.53 percent with a 200 basis point decrease.  The Company has established its one year gap to be 0.80 percent to 1.20 percent.  The most recent analysis as of August 31, 2008 indicates a one year gap of 0.84 percent.  The analysis suggests net interest margin compression  in a declining interest rate environment.  Given that interest rates are at or near its bottom, the Company is focusing on areas to minimize margin compression in the future.  These include extending on the liability side of the balance with FHLB advances and longer-term time deposits.  With the anticipation of rates going up the last half of 2009, we will look at security investments in the shorter term (2-4 years) and look to book loans with an adjustable rate.

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

/s/ Al D. Ross
Date:	November 7, 2008	Al D. Ross,
President and Chief Executive Officer

/s/ Terry L. Hester
Date:	November 7, 2008	Terry L. Hester, Executive Vice President and
Chief Financial Officer