Form 10-K
period 2008-12-31
COLONY BANKCORP INC
filed 2009-03-13
CIK 711669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Fee Required)
For the Fiscal Year Ended December 31, 2008

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

(229) 426-6000
Issuer’s Telephone Number, Including Area Code

Securities Registered Pursuant to Section 12(b) of the Act:  None.

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $1.00	The NASDAQ Stock Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer or a smaller reporting company.  See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.  (Check one): (Do not check if a smaller reporting company)
Large Accelerated Filer ☐	Accelerated Filer ☒	Nonaccelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):   Yes ☐   No  ☒

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of June 30, 2008:  $61,082,068 based on stock price of $11.35.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  7,231,163 shares of $1.00 par value common stock as of March 12, 2009.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	Local and regional economic conditions and the impact they may have on the Company and its customers and the Company’s assessment of that impact.

•	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.

•	The effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board.

•	Inflation, interest rate, market and monetary fluctuations.

•	Political instability.

•	Acts of war or terrorism.

•	The timely development and acceptance of new products and services and perceived overall value of these products and services by users.

•	Changes in consumer spending, borrowings and savings habits.

•	Technological changes.

•	Acquisitions and integration of acquired businesses.

•	The ability to increase market share and control expenses.

Forward-Looking Statements and Factors that Could Affect Future Results (Continued)

•	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiary must comply.

•	The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters.

•	Changes in the Company’s organization, compensation and benefit plans.

•	The costs and effects of litigation and of unexpected or adverse outcomes in such litigation.

•	Greater than expected costs or difficulties related to the integration of new lines of business.

•	The Company’s success at managing the risks involved in the foregoing items.

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

Part I
Item 1
Business

COLONY BANKCORP, INC.

General

Colony Bankcorp, Inc. (the “Company” or “Colony”) is a Georgia business corporation which was incorporated on November 8, 1982.   The Company was organized for the purpose of operating as a bank holding company under the Federal Bank Holding Company Act of 1956, as amended, and the bank holding company laws of Georgia (Georgia Laws 1976, p. 168, et. seq.). On July 22, 1983, the Company, after obtaining the requisite regulatory approvals, acquired 100 percent of the issued and outstanding common stock of Colony Bank (formerly Colony Bank of Fitzgerald and The Bank of Fitzgerald), Fitzgerald, Georgia, through the merger of the Bank with a subsidiary of the Company which was created for the purpose of organizing the Bank into a one-bank holding company.  Since that time, Colony Bank has operated as a wholly-owned subsidiary of the Company.  Our business is conducted primarily through our wholly-owned subsidiary, which provides a broad range of banking services to its retail and commercial customers.  The company headquarters are located at 115 South Grant Street, Fitzgerald, Georgia 31750, its telephone number is 229-426-6000 and its Internet address is http://www.colonybank.com.  We operate twenty-eight domestic banking offices and one mortgage company office and at December 31, 2008, we had approximately $1.25 billion in total assets, $943.84 million in total loans, $1.01 billion in total deposits and $83.2 million in stockholder’s equity.  Deposits are insured, up to applicable limits, by the Federal Deposit Insurance Corporation.

The Parent Company

Because Colony Bankcorp, Inc. is a bank holding company, its principal operations are conducted through its subsidiary bank, Colony Bank (the “Bank”).  It has 100 percent ownership of its subsidiary and maintains systems of financial, operational and administrative controls that permit centralized evaluation of the operations of the subsidiary bank in selected functional areas including operations, accounting, marketing, investment management, purchasing, human resources, computer services, auditing, compliance and credit review.  As a bank holding company, we perform certain stockholder and investor relations functions.

Colony Bank- Banking Services

Our principal subsidiary is the Bank.  The Bank, headquartered in Fitzgerald, Georgia, offers traditional banking products and services to commercial and consumer customers in our markets.  Our product line includes, among other things, loans to small and medium-sized businesses, residential and commercial construction and land development loans, commercial real estate loans, commercial loans, agri-business and production loans, residential mortgage loans, home equity loans, consumer loans and a variety of demand, savings and time deposit products.  We also offer internet banking services, electronic bill payment services, safe deposit box rentals, telephone banking, credit and debit card services, remote depository products and access to a network of ATMs to our customers.  Colony Bank conducts a general full service commercial, consumer and mortgage banking business through twenty-nine offices located in the middle and south Georgia cities of Fitzgerald, Warner Robins, Centerville, Ashburn, Leesburg, Cordele, Albany, Thomaston, Columbus, Sylvester, Tifton, Moultrie, Douglas, Broxton, Savannah, Eastman, Chester, Soperton, Rochelle, Pitts, Quitman and Valdosta, Georgia.

For additional discussion of our loan portfolio and deposit accounts, see “Management’s Discussion of Financial Condition and Results of Operations – Loans and Deposits.”

Part I (Continued)
Item 1 (Continued)

Subordinated Debentures (Trust Preferred Securities)

During the second quarter of 2004, the Company formed Colony Bankcorp Statutory Trust III for the sole purpose of issuing $4,500,000 in Trust Preferred Securities through a pool sponsored by FTN Financial Capital Market.  The securities have a maturity of thirty years and are redeemable after five years with certain exceptions.

During the second quarter of 2006, the Company formed Colony Bankcorp Capital Trust I for the sole purpose of issuing $5,000,000 in Trust Preferred Securities through a pool sponsored by SunTrust Bank Capital Markets.  The securities have a maturity of thirty years and are redeemable after five years with certain exceptions.

During the first quarter of 2007, the Company formed Colony Bankcorp Capital Trust II for the sole purpose of issuing $9,000,000 in Trust Preferred Securities through a pool sponsored by Trapeza Capital Management, LLC.  The securities have a maturity of thirty years and are redeemable after five years with certain exceptions.  Proceeds from this issuance were used to pay off trust preferred securities issued on March 26, 2002 through Colony Bankcorp Statutory Trust I.

During the third quarter of 2007, the Company formed Colony Bankcorp Capital Trust III for the sole purpose of issuing $5,000,000 in Trust Preferred Securities through a pool sponsored by Trapeza Capital Management, LLC.  The securities have a maturity of thirty years and are redeemable after five years with certain exceptions.  Proceeds from this issuance were used to pay off trust preferred securities issued on December 19, 2002 through Colony Bankcorp Statutory Trust II.

Corporate Restructuring and Business Combinations

On April 30, 1984, after acquiring the requisite regulatory approvals, the Company acquired 100 percent of the issued and outstanding stock of Colony Bank Wilcox (formerly Community Bank of Wilcox and Pitts Banking Company), Pitts, Wilcox County, Georgia.  As part of the transaction, Colony issued an additional 17,872 shares of its $10.00 par value common stock, all of which was exchanged with the holders of shares of common stock of Pitts Banking Company for 100 percent of the 250 issued and outstanding shares of common stock of Pitts Banking Company.  Since the date of acquisition, Colony Bank Wilcox operated as a wholly-owned subsidiary of the Company until it was merged into Colony Bank effective August 1, 2008.

On November 1, 1984, after obtaining the requisite regulatory approvals, the Company acquired 100 percent of the issued and outstanding common stock of Colony Bank Ashburn (formerly Ashburn Bank), Ashburn, Turner County, Georgia, for a combination of cash and interest-bearing promissory notes.  Since the date of acquisition, Colony Bank Ashburn operated as a wholly-owned subsidiary of the Company until it was merged into Colony Bank effective August 1, 2008.

On September 30, 1985, after obtaining the requisite regulatory approvals, the Company acquired 100 percent of the issued and outstanding common stock of Colony Bank of Dodge County, (formerly The Bank of Dodge County), Chester, Dodge County, Georgia.  The stock was acquired in exchange for the issuance of 3,500 shares of common stock of Colony.  Since the date of acquisition, Colony Bank of Dodge County operated as a wholly-owned subsidiary of the Company until it was merged into Colony Bank effective August 1, 2008.

Part I (Continued)
Item 1 (Continued)

On July 31, 1991, after obtaining the requisite regulatory approvals, the Company acquired 100 percent of the issued and outstanding common stock of Colony Bank Worth, (formerly Worth Federal Savings and Loan Association and Bank of Worth), Sylvester, Worth County, Georgia.  The stock was acquired in exchange for cash and the issuance of 7,661 shares of common stock of Colony for an aggregate purchase price of approximately $718,000.  Since the date of acquisition, Colony Bank Worth operated as a wholly-owned subsidiary of the Company until it was merged into Colony Bank effective August 1, 2008.

On November 8, 1996, Colony organized Colony Management Services, Inc. to provide support services to each subsidiary.  Services provided include loan and compliance review, internal audit and data processing. Colony Management Services, Inc. operated as a wholly-owned subsidiary of the Company until it was merged into Colony Bank effective August 1, 2008.

On November 30, 1996, after obtaining the requisite regulatory approvals, the Company acquired 100 percent of the issued and outstanding common stock of Colony Bank Southeast (formerly Broxton State Bank), Broxton, Coffee County, Georgia in a business combination accounted for as a pooling of interests.  Broxton State Bank became a wholly-owned subsidiary of the Company through the exchange of 157,735 shares of the Company’s common stock for all of the outstanding stock of Broxton State Bank.  Since the date of acquisition, Colony Bank Southeast operated as a wholly-owned subsidiary of the Company until it was merged into Colony Bank effective August 1, 2008.

On March 2, 2000, Colony Bank Ashburn purchased the capital stock of Colony Mortgage Corp (formerly Georgia First Mortgage Company) in a business combination accounted for as a purchase.  The purchase price of $346,725 was the fair value of the net assets of Georgia First Mortgage Company at the date of purchase.  Colony Mortgage Corp is primarily engaged in residential real estate mortgage lending in the state of Georgia. Colony Mortgage Corp operates as a subsidiary of Colony Bank effective with the August 1, 2008 merger.

On March 29, 2002, after obtaining the requisite regulatory approvals, the Company acquired 100 percent of the issued and outstanding stock of Colony Bank Quitman, FSB, (formerly Quitman Federal Saving Bank), Quitman, Brooks County, Georgia.  Quitman Federal Savings Bank became a wholly-owned subsidiary of the Company through the exchange of 367,093 shares of the Company’s common stock and cash for an aggregate acquisition price of $7,446,163.  Since the date of acquisition, Colony Bank Quitman, FSB operated as a wholly-owned subsidiary of the Company until it was merged into Colony Bank effective August 1, 2008.

On March 19, 2004, Colony Bank Ashburn purchased Flag Bank – Thomaston office in a business combination accounted for as a purchase.  Since the date of acquisition, the Thomaston office operated as an office of Colony Bank Ashburn until August 1, 2008 when it became an office of Colony Bank.

On August 1, 2008, the Company effected a merger of its seven banking subsidiaries and its one nonbank subsidiary into one surviving bank subsidiary, Colony Bank (formerly Colony Bank of Fitzgerald).

Part I (Continued)
Item 1 (Continued)

Markets and Competition

The banking industry in general is highly competitive.  Our market areas of middle and south Georgia have experienced good economic and population growth the past several years, however the current downturn in the housing and real estate market that began in late 2007 along with recessionary fears has proven to be quite challenging - not only for Colony but the entire banking industry.  In our markets, we face competitive pressures in attracting deposits and making loans from larger regional banks and smaller community banks, thrift institutions, credit unions, consumer finance companies, mortgage bankers, brokerage firms and insurance companies.  The principal factors in competing for deposits and loans include interest rates, fee structures, range of products and services offered and convenience of office and ATM locations.  The banking industry is also experiencing increased competition for deposits from less traditional sources such as money market and mutual funds.  In addition, intense market demands, economic concerns, volatile interest rates and customer awareness of product and services have forced banks to be more competitive – often resulting in margin compression and a decrease in operating efficiency.

In response to competitive issues, the Company merged all of its operations into one operating subsidiary, Colony Bank, effective August 1, 2008.  This consolidation effort, which began in 2006, will enable the Company to align products, pricing and marketing efforts while re-allocating resources to support management’s future growth strategies.  Future earnings should benefit positively beginning in 2009 as we implement operation enhancements – both in revenue enhancement and cost reduction efforts.

Correspondents

Colony Bank has correspondent relationships with the following banks: Silverton Bank, N.A. in Atlanta, Georgia; SunTrust Bank in Atlanta, Georgia; FTN Financial in Memphis, Tennessee and Federal Home Loan Bank in Atlanta, Georgia.  The correspondent relationships facilitate the transactions of business by means of loans, collections, investment services, lines of credit and exchange services.  As compensation for these services, the Bank maintains balances with its correspondents in noninterest-bearing accounts and pays some service charges

Employees

On December 31, 2008, the Company had a total of 295 full-time and 28 part-time employees.  We consider our relationship with our employees to be satisfactory.

The Company has a noncontributory profit-sharing plan covering all employees subject to certain minimum age and service requirements.  Contributions were made for all eligible employees in 2008.  In addition, the Company maintains a comprehensive employee benefit program providing, among other benefits, hospitalization, major medical, life insurance and disability insurance.  Management considers these benefits to be competitive with those offered by other financial institutions in our market area.  Colony’s employees are not represented by any collective bargaining group.

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

Colony is required to file with the Federal Reserve and the Georgia Department periodic reports and any additional information as they may require.  The Federal Reserve and Georgia Department will also regularly examine the Company.  The Federal Deposit Insurance Corporation and Georgia Department also examine the Bank.

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

Recent Legislation

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was enacted ("EESA") to restore confidence and stabilize the volatility in the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. Initially introduced as the Troubled Asset Relief Program ("TARP"), the EESA authorized the United States Department of the Treasury ("U.S. Treasury") to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program. Initially, $350 billion or half of the $700 billion was made immediately available to the U.S. Treasury. On January 15, 2009, the remaining $350 billion was released to the U.S. Treasury.

Part I (Continued)
Item 1 (Continued)

On October 14, 2008, the U.S. Treasury announced its intention to inject capital into nine large U.S. financial institutions under the TARP Capital Purchase Program (the "TARP CPP"), and since has injected capital into many other financial institutions, including the Company. The U.S. Treasury initially allocated $250 billion towards the TARP CPP. On January 9, 2009, the Company entered into a Securities Purchase Agreement – Standard Terms with the U.S. Treasury ("Stock Purchase Agreement"), pursuant to which, among other things, the Company sold to the U.S. Treasury for an aggregate purchase price of $28 million, preferred stock and warrants. Under the terms of the TARP CPP, the Company is prohibited from increasing dividends on its common stock, and from making certain repurchases of equity securities, including its common stock, without the U.S. Treasury's consent. Furthermore, as long as the preferred stock issued to the U.S. Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including the Company's common stock, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions.

In order to participate in the TARP CPP, financial institutions were required to adopt certain standards for executive compensation and corporate governance. These standards generally apply to the Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executive officers. The standards include (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate;  (3) prohibition on making golden parachute payments to senior executives; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive. The Company has complied with these requirements.

The bank regulatory agencies, U.S. Treasury and the Office of Special Inspector General, also created by the EESA, have issued guidance and requests to the financial institutions that participate in the TARP CPP to document their plans and use of TARP CPP funds and their plans for addressing the executive compensation requirements associated with the TARP CPP.

On February 10, 2009, the U.S. Treasury and the federal bank regulatory agencies announced in a Joint Statement a new Financial Stability Plan which would include additional capital support for banks under a Capital Assistance Program, a public-private investment fund to address existing bank loan portfolios and expanded funding for the FRB's pending Term Asset-Backed Securities Loan Facility to restart lending and the securitization markets.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 ("ARRA") was signed into law by President Obama. The ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, the ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients, including the Company, until the institution has repaid the U.S. Treasury, which is now permitted under the ARRA without penalty and without the need to raise new capital, subject to the U.S. Treasury's consultation with the recipient's appropriate regulatory agency.

Part I (Continued)
Item 1 (Continued)

The executive compensation standards are more stringent than those currently in effect under the TARP CPP or those previously proposed by the U.S. Treasury. The new standards include (but are not limited to) (i) prohibitions on bonuses, retention awards and other incentive compensation, other than restricted stock grants which do not fully vest during the TARP period up to one-third of an employee's total annual compensation, (ii) prohibitions on golden parachute payments for departure from a company, (iii) an expanded clawback of bonuses, retention awards, and incentive compensation if payment is based on materially inaccurate statements of earnings, revenues, gains or other criteria, (iv) prohibitions on compensation plans that encourage manipulation of reported earnings, (v) retroactive review of bonuses, retention awards and other compensation previously provided by TARP recipients if found by the U.S. Treasury to be inconsistent with the purposes of TARP or otherwise contrary to public interest, (vi) required establishment of a company-wide policy regarding "excessive or luxury expenditures," and (vii) inclusion in a participant's proxy statements for annual shareholder meetings of a nonbinding "Say on Pay" shareholder vote on the compensation of executives.

On February 23, 2009, the U.S. Treasury and the federal bank regulatory agencies issued a Joint Statement providing further guidance with respect to the Capital Assistance Program ("CAP") announced February 10, 2009, including: (i) that the CAP will be initiated on February 25, 2009 and will include "stress test" assessments of major banks and that should the "stress test" indicate that an additional capital buffer is warranted, institutions will have an opportunity to turn first to private sources of capital; otherwise the temporary capital buffer will be made available from the government; (ii) such additional government capital will be in the form of mandatory convertible preferred shares, which would be converted into common equity shares only as needed over time to keep banks in a well-capitalized position and can be retired under improved financial conditions before the conversion becomes mandatory; and (iii) previous capital injections under the TARP CPP will also be eligible to be exchanged for the mandatory convertible preferred shares. The conversion of preferred shares to common equity shares would enable institutions to maintain or enhance the quality of their capital by increasing their tangible common equity capital ratios; however, such conversions would necessarily dilute the interests of existing shareholders.

On February 25, 2009, the first day the CAP program was initiated, the U.S. Treasury released the actual terms of the program, stating that the purpose of the CAP is to restore confidence throughout the financial system that the nation's largest banking institutions have a sufficient capital cushion against larger than expected future losses, should they occur due to more a more severe economic environment, and to support lending to creditworthy borrowers. Under the CAP terms, eligible U.S. banking institutions with assets in excess of $100 billion on a consolidated basis are required to participate in coordinated supervisory assessments, which are forward-looking "stress test" assessments to evaluate the capital needs of the institution under a more challenging economic environment. Should this assessment indicate the need for the bank to establish an additional capital buffer to withstand more stressful conditions, these institutions may access the CAP immediately as a means to establish any necessary additional buffer or they may delay the CAP funding for six months to raise the capital privately.  Eligible U.S. banking institutions with assets below $100 billion may also obtain capital from the CAP. The CAP program is an additional program from the TARP CCP and is open to eligible institutions regardless of whether they participated in the TARP CCP. The deadline to apply to the CAP is May 25, 2009. Recipients of capital under the CAP will be subject to the same executive compensation requirements as if they had received TARP CCP.

Part I (Continued)
Item 1 (Continued)

The EESA also increased Federal Deposit Insurance Corporation ("FDIC") deposit insurance on most accounts from $100,000 to $250,000. This increase is currently in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry. The FDIC has recently proposed that Congress extend the $250,000 limit to 2016. In addition, the FDIC has implemented two temporary programs under the Temporary Liquidity Guaranty Program ("TLGP") to provide deposit insurance for the full amount of most noninterest bearing transaction accounts through the end of 2009 and to guarantee certain unsecured debt of financial institutions and their holding companies through June 2012. Financial institutions had until December 5, 2008 to opt out of these two programs. The Company and the Bank have elected to opt to remain in the unlimited insurance coverage for non-interest bearing accounts, but opted out of the debt guarantee portion of the program. The FDIC charges "systemic risk special assessments" to depository institutions that participate in the TLGP. The FDIC has recently proposed that Congress give the FDIC expanded authority to charge fees to the holding companies which benefit directly and indirectly from the FDIC guarantees.

BANK REGULATION

General

The Bank is a commercial bank chartered under the laws of the State of Georgia, and as such is subject to supervision, regulation and examination by the Georgia Department.  The Bank is a member of the FDIC, and their deposits are insured by the FDIC’s Deposit Insurance Fund up to the amount permitted by law.  The FDIC and the Georgia Department routinely examine the Bank and monitor and regulate all of the Bank’s operations, including such things as adequacy of reserves, quality and documentation of loans, payments of dividends, capital adequacy, adequacy of systems and controls, credit underwriting and asset liability management, compliance with laws and establishment of branches.  Interest and other charges collected or contracted for by the Bank is subject to state usury laws and certain federal laws concerning interest rates.  The Bank files periodic reports with the FDIC and the Georgia Department.

Transactions with Affiliates and Insiders

The Company is a legal entity separate and distinct from the Bank.  Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company and other nonbank subsidiaries of the Company, all of which are deemed to be “affiliates” of the Bank for the purposes of these restrictions.  The Company and the Bank are subject to Section 23A of the Federal Reserve Act.  Section 23A defines “covered transactions,” which include extensions of credit, and limits a bank’s covered transactions with any affiliate to 10 percent of such bank’s capital and surplus and with all affiliates to 20 percent of such bank’s capital and surplus.  All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and banks and their subsidiaries are prohibited from purchasing low-quality assets from the bank’s affiliates.  Finally, Section 23 A requires that all of a bank’s extensions of credit to an affiliate be appropriately secured by acceptable collateral, generally United States government or agency securities.  The Company and the Bank are also subject to Section 23B of the Federal Reserve Act, which generally limits covered and other transactions between a bank and its affiliates to terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the bank as prevailing at the time for transactions with unaffiliated companies.

Part I (Continued)
Item 1 (Continued)

Dividends

The Company is a legal entity separate and distinct from the Bank.  The principal source of the Company’s cash flow, including cash flow to pay dividends to its stockholders, is dividends that the Bank pays to it.  Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Company as well as to the Company’s payment of dividends to its stockholders.  The Company is a participant in the U.S. Treasury Capital Program and certain restrictions on the payment of dividends to stockholders apply.

Under the terms of the TARP CPP, for so long as any preferred stock issued under the TARP CPP remains outstanding, the Company is prohibited from increasing dividends on its common stock, and from making certain repurchases of equity securities, including its common stock, without the U.S. Treasury's consent until the third anniversary of the U.S. Treasury's investment or until the U.S. Treasury has transferred all of the preferred stock it purchased under the TARP CPP to third parties. As long as the preferred stock issued to the U.S. Treasury is outstanding, as well as the Company's Series A Preferred Stock, dividend payments and repurchases or redemptions relating to certain equity securities, including the Company's common stock, are also prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions.

A variety of federal and state laws and regulations affect the ability of the Bank and the Company to pay dividends.  A depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized.  The federal banking agencies may prevent the payment of a dividend if they determine that the payment would be unsafe and unsound banking practice.  Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.  In addition, regulations promulgated by the Georgia Department limit the Bank’s payment of dividends.

Mortgage Banking Regulation

Colony Mortgage Corp is licensed and regulated as a “mortgage banker” by the Georgia Department.  It is also qualified as a Fannie Mae and Freddie Mac seller/servicer and must meet the requirements of such corporations and of the various private parties with which it conducts business, including warehouse lenders and those private entities to which it sells mortgage loans.

Enforcement Policies and Actions

Federal law gives the Federal Reserve and FDIC substantial powers to enforce compliance with laws, rules and regulations.  Bank or individuals may be ordered to cease and desist from violations of law or other unsafe or unsound practices.  The agencies have the power to impose civil money penalties against individuals or institutions of up to $1,000,000 per day for certain egregious violations.  Persons who are affiliated with depository institutions can be removed from any office held in that institution and banned from participating in the affairs of any financial institution.  The banking regulators have not hesitated to use the enforcement authorities provided in federal law.

Part I (Continued)
Item 1 (Continued)

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

Part I (Continued)
Item 1 (Continued)

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

At December 31, 2008, the Company exceeded the minimum Tier 1, risk-based and leverage ratios and qualified as “well capitalized” under current Federal Reserve Board criteria.  The following table sets forth certain capital information for the Company as of December 31, 2008.  Consider the following brief summary rather than the preceeding and the table.  As of December 31, 2008, Colony had Tier 1 Capital and Total Capital of approximately 10.80 percent and 12.06 percent, respectively, of risk-weighted assets. As of December 31, 2008, Colony had a leverage ratio of Tier 1 Capital to total average assets of approximately 8.39 percent.

	December 31, 2008
	Amount	Percent

Leverage Ratio
Actual	$103,560	8.39%
Well-Capitalized Requirement	61,725	5.00
Minimum Required (1)	49,380	4.00
Risk Based Capital:
Tier 1 Capital
Actual	103,560	10.80
Well-Capitalized Requirement	57,513	6.00
Minimum Required (1)	38,342	4.00
Total Capital
Actual	115,604	12.06
Well-Capitalized Requirement	95,855	10.00
Minimum Required (1)	76,684	8.00

(1)
Represents the minimum requirement.  Institutions that are contemplating acquisitions or anticipating or experiencing significant growth may be required to maintain a substantially higher leverage ratio.

Part I (Continued)
Item 1 (Continued)

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

FDIC Insurance Assessments

The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures our customer deposits through the Deposit Insurance Fund (“DIF”) up to prescribed limits for each depositor. Pursuant to the EESA, the maximum deposit insurance amount has been increased from $100,000 to $250,000. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. Pursuant to the Federal Deposit Insurance Reform Act of 2005, the FDIC is authorized to set the reserve ratio for the DIF annually at between 1.15% and 1.50% of estimated insured deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. In an effort to restore capitalization levels and to ensure the DIF will adequately cover projected losses from future bank failures, the FDIC, in October 2008, proposed a rule to alter the way in which it differentiates for risk in the risk-based assessment system and to revise deposit insurance assessment rates, including base assessment rates. First quarter 2009 assessment rates were increased to between 12 and 50 cents for every $100 of domestic deposits, with most banks paying between 12 and 14 cents.

On February 27, 2009, the FDIC approved an interim rule to institute a one-time special assessment of 20 cents per $100 in domestic deposits to restore the DIF reserves depleted by recent bank failures. The interim rule additionally reserves the right of the FDIC to charge an additional up-to-10 basis point special premium at a later point if the DIF reserves continue to fall. The FDIC also approved an increase in regular premium rates for the second quarter of 2009. For most banks, this will be between 12 to 16 basis points per $100 in domestic deposits. Premiums for the rest of 2009 have not yet been set.

Additionally, by participating in the TLGP, banks temporarily become subject to "systemic risk special assessments" of 10 basis points for transaction account balances in excess of $250,000 assessments up to 100 basis points of the amount of TLGP debt issued. Further, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the DIF. The FICO assessment rates, which are determined quarterly, averaged 0.0113% of insured deposits in fiscal 2008. These assessments will continue until the FICO bonds mature in 2017.

Part I (Continued)
Item 1 (Continued)

The FDIC may terminate a depository institution's deposit insurance upon a finding that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the bank's depositors. The termination of deposit insurance for a bank would also result in the revocation of the bank's charter by the DIF.

Community Reinvestment Act

The Bank is subject to the provisions of the Community Reinvestment Act of 1977, as amended (the CRA), and the federal banking agencies’ related regulations.  Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with safe and sound operation, to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods.  The CRA requires a depository institution’s primary federal regulator, in connection with its examination of the institution or its evaluation of certain regulatory applications, to assess the institution’s record in assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods.  The regulatory agency’s assessment of the institution’s record is made available to the public.

Current CRA regulations rate institutions based on their actual performance in meeting community credit needs. The Bank received a “satisfactory” rating on its most recent examination in 2008.

Consumer Regulations

Interest and other charges collected or contracted for by the Bank is subject to state usury laws and certain federal laws concerning interest rates.  The Bank’s loan operations are also subject to federal laws and regulations applicable to credit transactions, such as those:

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

The deposit operations of the Bank is also subject to laws and regulations that:

•	Impose a duty to maintain the confidentiality of consumer financial records and prescribe procedures for complying with administrative subpoenas of financial records; and

•	Govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Part I (Continued)
Item 1 (Continued)

Fiscal and Monetary Policy

Banking is a business that depends on interest rate differentials.  In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank’s earnings.  Thus, Colony’s earnings and growth and that of the Bank will be subject to the influence of economic conditions, generally both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve.  The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve and the reserve requirements on deposits.

The monetary policies of the Federal Reserve historically have had a significant effect on the operating results of commercial banks and mortgage banking operations and will continue to do so in the future.  The Company cannot predict the conditions in the national and international economies and money markets, the actions and changes in policy by monetary and fiscal authorities or their effect on the Bank.

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

Item 1A
Risk Factors

The following are certain risks that management believes are specific to our business.  An investment in our common stock is subject to risks inherent to our business.  The material risks and uncertainties that management believes affect us are described below.  Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report.  The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties that management is not aware or that management currently considers immaterial may also impair our business operations.  This should not be viewed as an all inclusive list or in any particular order.

If any of the following risks actually occur, our financial condition, results of operations or cash flows could be materially and adversely affected.

Future Loan Losses May Exceed Our Allowance for Loan Losses

We are subject to credit risk, which is the risk of losing principal or interest due to borrowers’ failure to repay loans in accordance with their terms.  The continued downturn in the economy or the housing and real estate market downturn in our market areas or a rapid change in interest rates could have a negative effect on collateral values and borrowers’ ability to repay.  This deterioration in economic conditions could result in losses to the Bank in excess of loan loss allowances.

Part I (Continued)
Item 1A (Continued)

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

If our assumptions are wrong, our current allowance may not be sufficient to cover future loan losses, and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio.  Material additions to our allowance would materially decrease our net income.  As a result of a difficult real estate market, we have increased our allowance from $15.51 million as of December 31, 2007 to $17.02 million as of December 31, 2008.  We expect to continue to increase our allowance in 2009; however, we can make no assurance that our allowance will be adequate to cover future loan losses given current and future market conditions.

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

Any increases in the allowance for possible loan losses will result in a decrease in net income and capital, and may have a material adverse effect on our financial condition, results of operations and cash flows.  See the section captioned “Allowance for Possible Loan Losses” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to our process for determining the appropriate level of the allowance for loan losses.

Our Business Has Been and May Continue to be Adversely Affected by Current Conditions in the Financial Markets and Economic Conditions Generally

Negative developments in the latter half of 2007 and 2008 in the banking industry have resulted in uncertainty in the financial markets in general and a related general economic downturn, which have continued into 2009.  In addition, as a consequence of the recession that the United States now finds itself in, business activity across a broad range of industries faces significant difficulties due to the lack of consumer spending and liquidity concerns in the global credit markets.  At the same time we have seen unemployment increase significantly.

Part I (Continued)
Item 1A (Continued)

As a result of the current economic environment, many financial institutions, including us, have experienced declines in the performance of their loans, including construction, land development and land loans, commercial loans and consumer loans.  Consequently, competition among financial institutions for quality loans and deposits has increased significantly.  In addition, the values of real estate collateral supporting many real estate dependent loans have declined and may continue to decline.  Financial stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets has become more difficult compared to recent years.  As a result, there is potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations.  The impact of the recession extending for a lengthy time may adversely impact our financial performance and our stock price.

In addition, further negative market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for possible loan losses.  A worsening of these conditions would likely magnify the adverse effects of these difficult market conditions on us and many others in the banking industry.

Overall, during the past year, the general business environment has had an adverse effect on our business, and there can be no assurance that the environment will improve anytime soon.  Until conditions improve, we expect our business, financial condition and results of operations to be negatively impacted.

Rapidly Changing Interest Rate Environments Could Reduce Our Net Interest Margin, Net Interest Income, Fee Income and Net Income

Interest and fees on loans and securities, net of interest paid on deposits and borrowings, are a large part of our net income.  Interest rates are key drivers of our net interest margin and subject to many factors beyond the control of management.  As interest rates change, net interest income is affected.  Rapid increases in interest rates in the future could result in interest expense increasing faster than interest income because of mismatches in financial instrument maturities.  Further, substantially higher interest rates generally reduce loan demand and may result in slower loan growth particularly in construction lending, an important factor in the Company’s revenue growth over the years.  Decreases or increases in interest rates could have a negative effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities and, therefore, decrease net interest income.  In response to the dramatic deterioration of the subprime, mortgage, credit and liquidity markets, the Federal Reserve reduced interest rates by a total of 400 basis points since December 2007, which likely will reduce our net interest income during the first quarter of 2009 and the foreseeable future.  See “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere for further discussion of interest rate market risk.

Part I (Continued)
Item 1A (Continued)

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

The market value of the real estate securing our loans as collateral has been adversely affected by the slowing economy and unfavorable change in economic conditions in our market areas and could be further adversely affected in the future.  As of December 31, 2008, approximately 84.8 percent of our loans receivable were secured by real estate.  Any sustained period of increased payment delinquencies, foreclosures or losses caused by the adverse market and economic conditions, including the downturn in the real estate market in the state of Georgia will adversely affect the value of our assets, our revenues, results of operations and financial condition.  Currently, we are experiencing such an economic downturn, and if it continues, our operations could be further adversely affected.

We Make and Hold in Our Portfolio a Significant Number of Land Acquisition and Development and Construction Loans, Which in the Current Market Environment Pose More Credit Risk than Other Types of Loans Typically Made by Financial Institutions

We offer land acquisition and development and construction loans for builders and developers.  As of December 31, 2008, approximately $160 million of our loan portfolio represents loans for which the related property is neither presold nor preleased.  These land acquisition and development and construction loans are considered more risky than other types of residential mortgage loans.  The primary credit risks associated with land acquisition and development and construction lending are underwriting, project risks and market risks.  Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk and environmental and other hazard risks.  Market risks are risks associated with the sale of the completed residential units.  They include affordability risk, which means the risk of affordability of financing by borrowers, product design risks, and risks posed by completing projects.  While we believe we have established adequate reserves on our financial statements to cover the credit risk of our land acquisition and development and construction loan portfolio, there can be no assurance that losses will not exceed our reserves, which could adversely impact our earnings.

Current and Anticipated Deterioration in the Housing Market and the Homebuilding Industry May Lead to Increased Loss Severities and Further Worsening of Delinquencies and Nonperforming Assets in Our Loan Portfolios.  Consequently, Our Results of Operations May be Adversely Impacted

There has been substantial industry concern and publicity over asset quality among financial institutions due in large part to issues related to subprime mortgage lending, declining real estate values and general economic concerns.  Furthermore, the housing and the residential mortgage markets recently have experienced a variety of difficulties and changed economic conditions.  If market conditions continue to deteriorate, they may lead to additional valuation adjustments on our loan portfolios and real estate owned as we continue to reassess the market value of our loan portfolio, the losses associated with the loans in default and the net realizable value of real estate owned.

Part I (Continued)
Item 1A (Continued)

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

Liquidity Risk Could Impact Our Ability to Fund Operations and Jeopardize Our Financial Condition

Liquidity is essential for our business.  An inability to raise funds through traditional deposits, brokered deposits, borrowings or the sale of securities or loans could have a significant negative impact on our liquidity.  Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry in general.  Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us.  Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the banking industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

We rely on commercial and retail deposits, brokered deposits, advances from the Federal Home Loan Bank (“FHLB”) of Atlanta and other borrowings to fund our operations.  Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future if, among other things, our results of operations or financial condition or the results of operations or financial condition of the FHLB of Atlanta or market conditions were to change.

Although we consider these sources of funds adequate for our liquidity needs, there can be no assurance in this regard and we may be compelled to seek additional sources of financing in the future.  Likewise, we may seek additional debt in the future to achieve our business strategies, in connection with future acquisitions or for other reasons.  There can be no assurance additional borrowings, if sought, would be available to us or, if available, would be on favorable terms.  Financial stock prices have been negatively affected by the recent adverse economic environment, as has the ability of the financial services industry to raise capital or borrow in the debt markets compared to recent years.  If additional financing sources are unavailable or not available on reasonable terms, our financial condition and results of operations could be materially affected.

We actively review the depository institutions that hold our federal funds sold and due from banks cash balances.  We are currently not able to provide assurances that access to our cash equivalents and federal funds sold will not be impacted by adverse conditions in the financial markets.  Our emphasis is primarily on safety of principal and we diversify our due from banks and federal funds sold among correspondent banks to minimize exposure to any one of these entities.  The financials of the correspondent banks are reviewed routinely as part of our asset/liability management process.  Balances in our accounts with financial institutions in the U. S. may exceed the FDIC insurance limits.  While we monitor and adjust the balances in our accounts as appropriate, these balances could be impacted if the financial institutions fail and could be subject to other adverse conditions in the financial markets.

Part I (Continued)
Item 1A (Continued)

Concern of Customers Over Deposit Insurance May Cause a Decrease in Deposits

With recent increased concerns about bank failures, customers increasingly are concerned about the extent to which their deposits are insured by FDIC. Customers may withdraw deposits in an effort to ensure that the amount they have on deposit with their bank is fully insured.  Decreases in deposits may adversely affect our funding costs and net income.  Colony began offering CDARS product during 2008 that provides customers the opportunity to place uninsured deposits into the CDARS network and receive full FDIC insurance coverage and with the reciprocal agreement a like amount of funds is placed back in our bank, though these reciprocal deposits are classified as brokered deposits.

Our Federal Deposit Insurance Premium Could be Substantially Higher in the Future, Which Could Have a Material Adverse Effect

The FDIC insures deposits at FDIC insured financial institutions, including the Bank.  The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level.  Current economic conditions have increased bank failures and expectations for further failures, in which case the FDIC ensures payments of deposits up to insured limits from the Deposit Insurance Fund.

On October 16, 2008, the FDIC published a restoration plan designed to replenish the Deposit Insurance Fund over a period of five years and to increase the deposit insurance reserve ratio, which decreased to 1.01 percent of insured deposits on June 30, 2008, to the statutory minimum of 1.15 percent of insured deposits by December 31, 2013.  In order to implement the restoration plan, the FDIC proposes to change both its risk-based assessment system and its base assessment rates.  For the first quarter of 2009 only, the FDIC increased all FDIC deposit assessment rates by 7 basis points.  These new rates range from 12-14 basis points for Risk Category I institutions to 50 basis points for Risk Category IV institutions.  Under the FDIC’s restoration plan, the FDIC proposes to establish new initial base assessment rates that will be subject to adjustment as described below.  Beginning April 1, 2009, the base assessment rates would range from 10-14 basis points for Risk Category I institutions to 45 basis points for Risk Category IV institutions. Changes to the risk-based assessment system would include increasing premiums for institutions that rely on excessive amounts of brokered deposits, CDARS, increasing premiums for excessive use of secured liabilities, including Federal Home Loan Bank advances.  Either an increase in the Risk Category of the Bank or adjustments to the base assessment rates could have a material adverse effect on our earnings.

There can be no Assurance That the Recently Enacted Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act Will Help Stabilize the U.S. Economy and Financial System

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was enacted.  The U.S. Treasury and banking regulators are implementing a number of programs under this legislation and otherwise to address capital and liquidity issues in the banking system, including the TARP Capital Purchase Program (“CPP”).  The Company participated in the CPP Program and received $28 million on January 9, 2009 through the issuance of preferred stock along with warrants. In addition, other regulators have taken steps to stabilize and add liquidity to the financial markets, such as the FDIC Temporary Liquidity Guarantee Program (“TLG Program”), which we opted to remain in the unlimited insurance coverage for non-interest bearing accounts and now accounts in which the rate of interest paid is 0.50 percent or less but opted-out of the debt guarantee portion of this program.

Part I (Continued)
Item 1A (Continued)

In addition, the U.S. Congress recently enacted the American Recovery and Reinvestment Act (“ARRA”) in an effort to save and create jobs, stimulate the U.S. economy and promote long-term growth and stability.  There can also be no assurance as to the actual impact that the EESA, ARRA and other programs will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced.  The failure of the EESA, ARRA and other programs to stabilize the financial markets and a continuation or worsening of the current financial markets conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

The EESA and ARRA are is relatively new legislation and, as such, are subject to change and evolving interpretation.  This is particularly true given the change in administration that occurred on January 20, 2009.  There can be no assurance as to the effects that such changes will have on their in improving the U.S. economy effectiveness or on our business, financial condition or results of operations.

Treasury “Stress Tests” and Other Actions may Adversely Affect Bank Operations and Value of Shares

On February 10, 2009, the U.S. Treasury Secretary outlined a plan to restore stability to the financial system.  This announcement included reference to a plan by the Treasury to conduct “stress tests” of banks which received funds under the Capital Purchase Program and similar Treasury programs.  The methods and procedures to be used by the Treasury in conducting its “stress tests,” how these methods and procedures will be applied, and the significance or consequence of such tests presently are not known.  Any of these or their consequences could adversely affect us, our bank operations and the value of Colony shares, among other things.

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

The Financial Services Industry is Very Competitive

We face competition in attracting and retaining deposits, making loans, and providing other financial services throughout our market area.  Our competitors include other community banks, larger banking institutions, and a wide range of other financial institutions such as credit unions, government-sponsored enterprises, mutual fund companies, insurance companies and other nonbanking businesses.  Many of these competitors have substantially greater resources than us.  For a more complete discussion of our competitive environment, see “Business – Markets and Competition” in Item 1 above. If we are unable to compete effectively, we will lose market share, and income from deposits, loans and other products may be reduced.

Part I (Continued)
Item 1A (Continued)

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

Item 1B
Unresolved Staff Comments

None.

Item 2
Properties

The principal properties of the Registrant consist of the properties of the Bank.  The Bank owns all of the offices occupied except two offices in Tifton, one office in Valdosta, one office in Douglas and one office in Albany that are leased.

Item 3
Legal Proceedings

The Company and its subsidiary may become parties to various legal proceedings arising from the normal course of business.  As of December 31, 2008, there are no material pending legal proceedings to which Colony or its subsidiary are a party or of which any of its property is the subject.

Item 4
Submission of Matters to a Vote of Security Holders

A special meeting of shareholders was held on December 30, 2008 for the purpose of amending the Articles of Incorporation to approve the issuance of preferred stock so that the Company could participate in the U.S. Treasury Capital Purchase Program.  Total shares eligible to vote amounted to 7,212,313.  A total of 5,564,803 (77.15 percent) shares were represented by shareholders in attendance or by proxy and approved proposal 1 to amend the Articles of Incorporation as follows:

For	Against	Abstain

5,332,762	223,539	8,502

Proposal No. 2 to approve adjournment, postponement or continuation of the meeting had the following votes cast:

For	Against	Abstain

5,333,844	222,959	8,000

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

Year Ended December 31, 2008	High	Low	Close	Dividends Per Share

Fourth Quarter	$10.95	$6.06	$8.02	$0.098
Third Quarter	11.90	8.50	10.40	0.098
Second Quarter	14.95	10.12	11.35	0.098
First Quarter	15.94	11.15	12.70	0.098

Year Ended December 31, 2007

Fourth Quarter	19.00	14.55	15.20	0.095
Third Quarter	20.50	16.47	17.35	0.093
Second Quarter	21.85	18.88	19.48	0.090
First Quarter	20.76	17.55	20.76	0.088

The Registrant paid cash dividends on its common stock of $2,813,633 or $0.39 per share and $2,629,381 or $0.365 per share in 2008 and 2007, respectively.

As of December 31, 2008, the Company had approximately 1,952 stockholders of record.  There were no sales of unregistered securities of the Company in 2008.

Part II (Continued)
Item 5 (Continued)
Performance Graph

The graph presented below compares the cumulative total stockholder return on Colony Bankcorp, Inc.’s common stock to the cumulative total return of the NASDAQ Composite and the SNL Southeast Bank Index for the five fiscal years, which commenced January 1, 2004 and ended December 31, 2008.  The cumulative total stockholder return assumes the investment of $100 in Colony Bankcorp, Inc.’s common stock and in each index on December 31, 2003 and assumes reinvestment of dividends.  The NASDAQ Composite Index is a publicly available measure of over 3,000 companies including NASDAQ domestic and international based common type stocks listed on The NASDAQ Stock Market.  The SNL Southeast Bank Index is a compilation of the total stockholder return of all publicly-traded bank holding companies headquartered in the Southeastern United States.

Comparison of Five-Year Cumulative Total Stockholder Return

		Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Colony Bankcorp, Inc.	100.00	170.45	158.19	113.94	99.88	54.69
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
SNL Southeast Bank Index	100.00	118.59	121.39	142.34	107.23	43.41

Source:  SNL Financial LC, Charlottesville, VA

Part II (Continued)
Item 5 (Continued)
Issuer Purchase of Equity Securities

The Company purchased no shares of the Company’s common stock during the quarter ended December 31, 2008.

Item 6
Selected Financial Data

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands, except per share data)

Selected Balance Sheet Data
Total Assets	$1,252,782	$1,208,777	$1,213,504	$1,108,338	$997,591
Total Loans, Net of Unearned Interest and Fees	960,857	944,978	941,772	858,815	778,643
Total Deposits	1,006,991	1,018,602	1,042,446	944,365	850,329
Investment Securities	207,704	167,191	149,307	124,326	112,593
Federal Home Loan Bank Stock	6,272	5,533	5,087	5,034	4,479
Stockholders’ Equity	83,215	83,743	76,611	68,128	61,763
Selected Income Statement Data
Interest Income	75,297	90,159	83,280	63,634	51,930
Interest Expense	37,922	47,701	41,392	26,480	18,383

Net Interest Income	37,375	42,458	41,888	37,154	33,547
Provision for Loan Losses	12,938	5,931	3,987	3,444	3,469
Other Income	9,005	7,817	7,350	6,152	6,424
Other Expense	30,856	31,579	29,882	26,076	24,271

Income Before Tax	2,586	12,765	15,369	13,786	12,231
Income Tax Expense	557	4,218	5,217	4,809	4,162

Net Income	$2,029	$8,547	$10,152	$8,977	$8,069

Weighted Average Shares Outstanding (1)	7,199	7,189	7,177	7,168	7,131
Shares Outstanding (1)	7,212	7,201	7,190	7,181	7,172
Intangible Assets	$2,779	$2,815	$2,851	$2,932	$3,047
Dividends Declared	2,814	2,629	2,337	2,058	1,808
Average Assets	1,204,846	1,204,165	1,160,718	1,034,777	938,283
Average Stockholders’ Equity	84,372	80,595	71,993	65,146	59,037
Net Charge-Offs	11,435	2,407	2,760	2,694	1,973
Reserve for Loan Losses	17,016	15,513	11,989	10,762	10,012
OREO	12,812	1,332	970	2,170	1,127
Nonperforming Loans	35,374	15,016	8,078	8,593	8,809
Nonperforming Assets	48,186	16,348	9,048	10,763	9,936
Average Interest-Earning Assets	1,144,927	1,141,652	1,097,716	979,966	887,331
Noninterest-Bearing Deposits	77,497	86,112	77,336	78,778	68,169

Part II (Continued)
Item 6 (Continued)

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands, except per share data)
Per Share Data: (1)
Net Income (Diluted)	$0.28	$1.19	$1.41	$1.25	$1.13
Book Value	11.54	11.63	10.66	9.49	8.61
Tangible Book Value	11.15	11.24	10.26	9.08	8.19
Dividends	0.39	0.365	0.325	0.285	0.252
Profitability Ratios:
Net Income to Average Assets	0.17%	0.71%	0.87%	0.87%	0.86%
Net Income to Average Stockholders' Equity	2.40	10.60	14.10	13.78	13.67
Net Interest Margin	3.30	3.75	3.84	3.81	3.81
Loan Quality Ratios:
Net Charge-Offs to Total Loans	1.19	0.25	0.29	0.31	0.25
Reserve for Loan Losses to Total Loans and OREO	1.75	1.64	1.27	1.25	1.28
Nonperforming Assets to Total Loans and OREO	4.95	1.73	0.96	1.25	1.27
Reserve for Loan Losses to Nonperforming Loans	48.10	103.31	148.42	125.24	113.66
Reserve for Loan Losses to Total Nonperforming Assets	35.31	94.89	132.50	99.99	100.76
Liquidity Ratios:
Loans to Total Deposits	95.42	92.77	90.34	90.94	91.57
Loans to Average Earning Assets	83.92	82.77	85.79	87.64	87.75
Noninterest-Bearing Deposits to Total Deposits	7.70	8.45	7.42	8.34	8.02
Capital Adequacy Ratios:
Common Stockholders' Equity to Total Assets	6.64	6.93	6.31	6.15	6.19
Total Stockholders' Equity to Total Assets	6.64	6.93	6.31	6.15	6.19
Dividend Payout Ratio	139.29	30.67	23.05	22.80	22.30

(1)	All per share data adjusted to reflect 5-for-4 stock split effective May 15, 2005.

Part II (Continued)
Item 7

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company

Colony Bankcorp, Inc. (Colony) is a bank holding company headquartered in Fitzgerald, Georgia that provides, through its wholly-owned subsidiary (collectively referred to as the Company), a broad array of products and services throughout 18 Georgia markets. The Company offers commercial, consumer and mortgage banking services.

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

Part II (Continued)
Item 7 (Continued)

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

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of December 31, 2008 and 2007, and results of operations for each of the years in the three-year period ended December 31, 2008. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 34 percent  federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.

Dollar amounts in tables are stated in thousands, except for per share amounts.

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense.  Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets.  Net income totaled $2.03 million, or $0.28 diluted per common share in 2008 compared to $8.55 million, or $1.19 diluted per common share in 2007 and $10.15 million, or $1.41 diluted per common share in 2006.

Part II (Continued)
Item 7 (Continued)

Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

	2008	2007	2006

Taxable–Equivalent Net Interest Income	$37,740	$42,817	$42,158
Taxable-Equivalent Adjustment	365	359	270

Net Interest Income	37,375	42,458	41,888
Provision for Possible Loan Losses	12,938	5,931	3,987
Noninterest Income	9,005	7,817	7,350
Noninterest Expense	30,856	31,579	29,882

Income Before Income Taxes	2,586	12,765	15,369
Income Taxes	557	4,218	5,217

Net Income	$2,029	$8,547	$10,152

Basic per Common Share
Net Income	$0.28	$1.19	$1.41
Diluted per Common Share
Net Income	$0.28	$1.19	$1.41
Return on Average Assets
Net Income	0.17%	0.71%	0.87%
Return on Average Equity
Net Income	2.40%	10.60%	14.10%

Net income for 2008 decreased $6.52 million, or 76.26 percent, compared to 2007.  The decrease was primarily the result of a $7.01 million increase in provision for loan losses and a decrease of $5.08 million in net interest income.  The impact of these items was partly offset by a $1.19 million increase in noninterest income, a decrease of $0.72 million in noninterest expense and a decrease of $3.66 million in income tax expense.  Net income for 2007 decreased $1.61 million, or 15.81 percent, compared to 2006.  The decrease was primarily the result of a $1.95 million increase in provision for loan losses and an increase of $1.70 million in noninterest expense.  The impact of these items was partly offset by a $0.57 million increase in net interest income, an increase of $0.47 million in noninterest income and a decrease of $1.00 million in income tax expense.

Details of the changes in the various components of net income are further discussed below.

Part II (Continued)
Item 7 (Continued)

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 80.58 percent of total revenue during 2008 and 84.45 percent during 2007.

Net interest margin is the taxable-equivalent net interest income as a percentage of average earning assets for the period.  The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Company’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit has ranged from 3.25 percent to 8.25 percent during 2001 to 2008.  At year end 2007, the prime rate was 7.25 percent and with the 400 basis point reduction during 2008 the prime rate ended the year at 3.25 percent.  The federal funds rate moved similar to prime rate with interest rates ranging from 0.25 percent to 5.25 percent during 2001 to 2008.  At year end 2007, the federal funds rate was 4.25 percent and with the 400 basis point reduction during 2008 the federal funds rate ended the year at 0.25 percent.  We anticipate the Federal Reserve tightening interest rate policy toward the latter part of 2009, which should improve Colony’s net interest margin.

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

	Changes From 2007 to 2008 (a)			Changes From 2006 to 2007 (a)
($ in thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest Income
Loans, Net-Taxable	$943	$(15,143)	$(14,200)	$2,855	$3,028	$5,883

Investment Securities
Taxable	645	132	777	704	627	1,331
Tax-Exempt	(121)	20	(101)	278	(7)	271
Total Investment Securities	524	152	676	982	620	1,602

Interest-Bearing Deposits in
Other Banks	(82)	(34)	(116)	6	4	10
Federal Funds Sold	(940)	(265)	(1,205)	(613)	56	(557)
Other Interest-Earning Assets	45	(56)	(11)	6	24	30
Total Interest Income	490	(15,346)	(14,856)	3,236	3,732	6,968

Interest Expense
Interest-Bearing Demand and
Savings Deposits	139	(1,509)	(1,370)	72	328	400
Time Deposits	(2,017)	(6,542)	(8,559)	1,090	4,631	5,721
Total Interest Expense on Deposits	(1,878)	(8,051)	(9,929)	1,162	4,959	6,121

Other Interest-Bearing Liabilities
Federal Funds Purchased and Repurchase Agreements	891	(436)	455	29	1	30
Subordinated Debentures	(137)	(598)	(735)	272	(145)	127
Other Debt	865	(434)	431	18	13	31

Total Interest Expense	(259)	(9,519)	(9,778)	1,481	4,828	6,309
Net Interest Income (Loss)	$749	$(5,827)	$(5,078)	$1,755	$(1,096)	$659

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

Interest rate risk is the change in value due to changes in interest rates.  The Company is exposed only to U.S. dollar interest-rate changes and, accordingly, the Company manages exposure by considering the possible changes in the net interest margin. The Company does not have any trading instruments nor does it classify any portion of its investment portfolio as held for trading. The Company does not engage in any hedging activity or utilize any derivatives. The Company has no exposure to foreign currency exchange rate risk, commodity price risk and other market risks. Interest rate risk is addressed by our Asset & Liability Management Committee (ALCO) which includes senior management representatives. The ALCO monitors interest rate risk by analyzing the potential impact to the net portfolio of equity value and net interest income from potential changes to interest rates and considers the impact of alternative strategies or changes in balance sheet structure.

Interest rates play a major part in the net interest income of financial institutions. The repricing of interest-earnings assets and interest-bearing liabilities can influence the changes in net interest income. The timing of repriced assets and liabilities is Gap management and our Company has established its policy to maintain a Gap ratio in the one-year time horizon of .80 to 1.20.

Our exposure to interest rate risk is reviewed at least quarterly by our Board of Directors and the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine our change in net portfolio value in the event of assumed changes in interest rates. In order to reduce the exposure to interest rate fluctuations, we have implemented strategies to more closely match our balance sheet composition. The Company has engaged FTN Financial to run a quarterly asset/liability model for interest rate risk analysis.  We are generally focusing our investment activities on securities with terms or average lives in the 3-7 year range.

The Company maintains about 36.5 percent of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years. The liabilities to fund assets are primarily in short-term certificates of deposit that mature within one year. This balance sheet composition has allowed the Company to be relatively constant with its net interest margin until 2008.  During 2006 interest rates increased 100 basis points and during 2007 interest rates decreased 100 basis points.  The 100 basis point decrease by the Federal Reserve in 2007 followed by 400 basis point decrease in 2008 resulted in significant pressure in net interest margins.  Net interest margin decreased to 3.30 percent for 2008 compared to 3.75 percent for 2007 and 3.84 percent for 2006.  Given the Federal Reserve’s aggressive posture during 2008 that ended the year with a range of 0 – 0.25 percent federal funds target rate, we anticipate a slightly improved net interest margin in 2009.

Part II (Continued)
Item 7 (Continued)

Taxable-equivalent net interest income for 2008 decreased $5.08 million, or 11.86 percent, compared to 2007, while taxable-equivalent net interest income for 2007 increased by $0.66 million, or 1.56 percent, compared to 2006.  The fluctuation between the comparable periods resulted from the slight positive impact of growth in the average volume of earning assets and a negative impact from the decreasing average interest rates.  The average volume of earning assets during 2008 increased almost $3.28 million compared to 2007 while over the same period the net interest margin decreased to 3.30 percent from  3.75 percent.  Similarly, the average volume of earning assets during 2007 increased $43.9 million compared to 2006 while over the same period the net interest margin decreased to 3.75 percent from 3.84 percent.  Growth in average earning assets during 2008 and 2007 was primarily in loans. The reduction in the net interest margin in 2008 was primarily the result of the Federal Reserve reducing interest rates 400 basis points during 2008 along with sluggish loan growth in 2008.

The average volume of loans increased $11.0 million in 2008 compared to 2007 and increased $34.6 million in 2007 compared to 2006.  The average yield on loans decreased 158 basis points in 2008 compared to 2007 and increased 32 basis points in 2007 compared to 2006. Funding for this growth was primarily provided by other borrowings in 2008 and by deposit growth in 2007.  The average volume of other borrowings increased $35 million in 2008 compared to 2007 while average deposits decreased $35 million in 2008 compared to 2007.  The average volume of deposits increased $30.6 million in 2007 compared to 2006. Interest-bearing deposits made up 91.6 percent of the decrease in average deposits in 2008 and 89.6 percent of the growth in average deposits in 2007. Accordingly, the ratio of average interest-bearing deposits to total average deposits was 92.5 percent in 2008, 92.5 percent in 2007 and 92.6 percent in 2006. This deposit mix, combined with a general decrease in interest rates, had the effect of (i) decreasing the average cost of total deposits by 85 basis points in 2008 compared to 2007 and increasing the average cost of total deposits by 49 basis points in 2007 compared to 2006, and (ii) mitigating a portion of the impact of decreasing yields on earning assets on the Company’s net interest income.

The Company’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 2.97 percent in 2008 compared to 3.34 percent in 2007 and 3.50 percent in 2006. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Quantitative and Qualitative Disclosures About Interest Rate Sensitivity included elsewhere in this report.

Provision for Possible Loan Losses

The provision for possible loan losses is determined by management as the amount to be added to the allowance for possible loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for possible loan losses totaled $12.94 million in 2008 compared to $5.93 million in 2007 and $3.99 million in 2006.  See the section captioned “Allowance for Possible Loan Losses” elsewhere in this discussion for further analysis of the provision for possible loan losses.

Part II (Continued)
Item 7 (Continued)

Noninterest Income

The components of noninterest income were as follows:

	2008	2007	2006

Service Charges on Deposit Accounts	$4,700	$4,771	$4,580
Other Charges, Commissions and Fees	981	921	831
Other	1,520	974	1,171
Mortgage Fee Income	609	967	768
Securities Gains	1,195	184	-

	$9,005	$7,817	$7,350

Total noninterest income for 2008 increased $1.19 million, or 15.20 percent, compared to 2007 while total noninterest income for 2007 increased $0.47 million, or 6.35 percent, compared to 2006.  The increase in 2008 noninterest income compared to 2007 was primarily in securities gains and other income, while the increase in 2007 noninterest income compared to 2006 was primarily in mortgage fee income and service charges on deposit accounts.  Changes in these items and the other components of noninterest income are discussed in more detail below.

Service Charges on Deposit Accounts.  Service charges on deposit accounts for 2008 decreased $71 thousand, or 1.49 percent, compared to 2007.  The decrease was primarily due to a decrease in volume of consumer and business account overdraft fees.  Service charges on deposit accounts for 2007 increased $191 thousand, or 4.17 percent, compared to 2006.  The increase was primarily due to an increase in overdraft fees, which were mostly related to consumer accounts.

Mortgage Fee Income.  Mortgage fee income for 2008 decreased $358 thousand, or 37.02 percent, compared to 2007.  The decrease was primarily due to decreased mortgage loan activity with the housing and real estate downturn.  Mortgage fee income for 2007 increased $199 thousand, or 25.91 percent, compared to 2006 due to a company-wide focus on mortgage loans to be sold into the secondary market.

All Other Noninterest Income.  The aggregate of all other noninterest income accounts increased $1,617   thousand, or 77.78 percent, compared to 2007.  The increase was primarily due to gains realized from the sale of securities of $1,195 thousand for 2008 compared to $184 thousand for 2007, or an increase of $1,011 thousand.  In addition other income increased to $1,520 thousand for 2008 compared to $974 thousand for 2007, or an increase of $546 thousand.  The significant increase was gains realized of $670 thousand resulting from the company’s unwinding of its position in $19 million FHLB advances during 2008.  These increases were offset by a reduction in gains realized from the sale of SBA and FSA governmental loans as gains realized were $12 thousand for 2008 compared to a $150 thousand for 2007, or a reduction of $138 thousand.

Part II (Continued)
Item 7 (Continued)

The aggregate of all other noninterest income accounts increased $77 thousand, or 3.85 percent compared to 2006.  The increase was primarily due to gains from the sale of securities of $184 thousand for 2007 compared to no security gains for 2006, or an increase of $184 thousand.  In addition ATM fee income increased to $765 thousand for 2007 compared to $652 thousand for 2006, or an increase of $113 thousand and fee income on check orders increased to $147 thousand for 2007 compared to $78 thousand for 2006, or an increase of $69 thousand.  These increases were offset by a reduction in gains realized from the sale of SBA and FSA governmental loans as gains realized were $150 thousand for 2007 compared to $512 thousand for 2006, or a reduction of $362 thousand.

Noninterest Expense

The components of noninterest expense were as follows:

	2008	2007	2006

Salaries and Employee Benefits	$16,238	$17,866	$16,870
Occupancy and Equipment	4,191	4,039	4,035
Other	10,427	9,674	8,977

	$30,856	$31,579	$29,882

Total noninterest expense for 2008 decreased $723 thousand, or 2.29 percent compared to 2007 while total noninterest expense for 2007 increased $1.70 million, or 5.68 percent, compared to 2006.  Reduction in noninterest expense in 2008 was primarily in salaries and employee benefits while the Company had an increase in occupancy and equipment expense and other noninterest expense.  Growth in noninterest expense in 2007 was primarily in salaries and employee benefits and other noninterest expense.

Salaries and Employee Benefits.  Salaries and employee benefits expense for 2008 decreased $1,628 thousand, or 9.11 percent, compared to 2007.  The slowing economy and lack of growth resulted in decreases in headcount as a result of normal attrition and restructuring due to consolidation efforts initiated in 2008.  In addition bonuses and profit sharing payouts were down significantly based on Company performance being significantly below targeted goals.  Bonus and profit sharing payouts were $316 thousand for 2008 compared to $1,517 thousand for 2007, or a reduction of $1,201 thousand.  Reduction of head count and incentive payouts are the primary factors for the reduction in salaries and employee benefits compared to 2007.

Salaries and employee benefits for 2007 increased $996 thousand, or 5.90 percent, compared to 2006.  The increase is primarily related to increases in head count, merit increases, payroll taxes and health insurance expense.  The slight increase in head count was primarily staffing needs in the back office support area as no new offices were opened in 2007.  Areas of addition included technology, human resources and administrative support.  These increases were offset by a reduction in incentive and profit sharing expense as payouts were approximately $442 thousand less than in 2006 due to the Company’s performance in which targeted goals with the incentive and profit sharing plan were not met.

Part II (Continued)
Item 7 (Continued)

Occupancy and Equipment.  Net occupancy expense for 2008 increased $152 thousand compared to 2007, or an increase of 3.76 percent.  The Company opened one new office during 2008 to incur additional occupancy expense compared to 2007.  In addition new data processing equipment purchased in connection with Company-wide consolidation efforts resulted in depreciation expense increasing $152 thousand for 2008 compared to 2007.

Net occupancy expense for 2007 remained flat compared to 2006.  The Company matched up with net occupancy and equipment expense for 2006 primarily because there were no new offices opened during 2007.

All Other Noninterest Expense.  All other noninterest expense for 2008 increased $753 thousand, or 7.78 percent.  Significant changes in noninterest expense were:  FDIC insurance assessment fees increased to $604 thousand for 2008 compared to $190 thousand for 2007, or an increase of $414 thousand; legal and professional fees increased to $1.38 million for 2008 compared to $1.14 million for 2007, or an increase of $240 thousand and repossession/foreclosure expense increased to $333 thousand for 2008 compared to $101 thousand for 2007, or an increase of $232 thousand.

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

Sources and Uses of Funds

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the assets in which those funds are invested as a percentage of the Company’s average total assets for the period indicated. Average assets totaled $1,205 million in 2008 compared to $1,204 million in 2007 and $1,161 million in 2006.

Part II (Continued)
Item 7 (Continued)

	2008		2007		2006
Sources of Funds
Deposits
Noninterest-Bearing	$73,569	6.1%	$76,509	6.4%	$73,334	6.3%
Interest-Bearing	912,932	75.8	945,028	78.5	917,634	79.1
Federal Funds Purchased and Repurchase Agreements	18,200	1.5	1,130	-	563	-
Subordinated Debentures and Other Borrowed Money	110,141	9.1	92,211	7.7	88,512	7.6
Other Noninterest-Bearing Liabilities	5,632	0.5	8,692	0.7	8,682	0.8
Equity Capital	84,372	7.0	80,595	6.7	71,993	6.2

	$1,204,846	100.0%	$1,204,165	100.0%	$1,160,718	100.0%

Uses of Funds
Loans	$941,794	78.2%	$934,495	77.6%	$901,162	77.6%
Investment Securities	168,532	14.0	157,033	13.0	135,538	11.7
Federal Funds Sold	10,499	0.9	28,863	2.4	41,307	3.6
Interest-Bearing Deposits	1,235	0.1	2,879	0.2	2,753	0.2
Other Interest-Earning Assets	6,079	0.5	5,308	0.5	5,192	0.4
Other Noninterest-Earning Assets	76,707	6.3	75,587	6.3	74,766	6.5

	$1,204,846	100.0%	$1,204,165	100.0%	$1,160,718	100.0%

Deposits continue to be the Company’s primary source of funding.  Over the comparable periods, the relative mix of deposits continues to be high in interest-bearing deposits.  Interest-bearing deposits totaled 92.54 percent of total average deposits in 2008 compared to 92.51 percent in 2007 and 92.60 percent in 2006.

The Company primarily invests funds in loans and securities.  Loans continue to be the largest component of the Company’s mix of invested assets.  Loan demand was sluggish in 2008 as total loans were $961.0 million at December 31, 2008, up 1.66 percent, compared to loans of $945.3 million at December 31, 2007, while total loans at December 31, 2007 were up 0.32 percent compared to loans of $942.3 million at December 31, 2006.  See additional discussion regarding the Company’s loan portfolio in the section captioned “Loans” included below.  The majority of funds provided by deposit growth have been invested in loans.

Part II (Continued)
Item 7 (Continued)

Loans

The following table presents the composition of the Company’s loan portfolio as of December 31 for the past five years.

	2008	2007	2006	2005	2004

Commercial, Financial and Agricultural	$86,379	$52,323	$61,887	$48,849	$44,284
Real Estate
Construction	160,374	211,484	193,952	152,944	100,774
Mortgage, Farmland	54,159	42,439	40,936	37,152	38,245
Mortgage, Other	600,653	544,655	549,601	529,599	500,869
Consumer	44,163	72,350	76,930	73,473	73,685
Other	15,308	22,028	18,967	17,100	20,823

	961,036	945,279	942,273	859,117	778,680

Unearned Interest and Fees	(179)	(301)	(501)	(302)	(37)
Allowance for Loan Losses	(17,016)	(15,513)	(11,989)	(10,762)	(10,012)

Loans	$943,841	$929,465	$929,783	$848,053	$768,631

The following table presents total loans as of December 31, 2008 according to maturity distribution and/or repricing opportunity on adjustable rate loans.

Maturity and Repricing Opportunity	($ in thousands)

One Year or Less	$595,545
After One Year through Three Years	297,803
After Three Years through Five Years	57,051
Over Five Years	10,637

$961,036

Overview. Loans totaled $961.0 million at December 31, 2008, up 1.66 percent from December 31, 2007 loans of $945.3 million.  The majority of the Company’s loan portfolio is comprised of the real estate loans-other, real estate construction and commercial financial and agricultural loans.  Real estate-other, which is primarily 1-4 family residential properties and nonfarm nonresidential properties and includes both commercial and consumer balances, made up 62.50 percent and 57.62 percent of total loans, real estate construction made up 16.69 percent and 22.37 percent while commercial financial and agricultural loans made up 8.99 percent and 5.54 percent of total loans at December 31, 2008 and December 31, 2007, respectively.

Loan Origination/Risk Management.  In accordance with the Company’s decentralized banking model, loan decisions are made at the local office level.  The Company utilizes an Executive Loan Committee to assist lenders with the decision making and underwriting process of larger loan requests.  Due to the diverse economic markets served by the Company, evaluation and underwriting criterion may vary slightly by office.  Overall, loans are extended after a review of the borrower’s repayment ability, collateral adequacy, and overall credit worthiness.

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

The Company originates consumer loans at the office level.  Due to the diverse economic markets served by the Company, underwriting criterion may vary slightly by office.  The Company is committed to serving the borrowing needs of all markets served and, in some cases, adjusts certain evaluation methods to meet the overall credit demographics of each market.  Consumer loans represent relatively small loan amounts that are spread across many individual borrowers to help minimize risk.  Additionally, consumer trends and outlook reports are reviewed by management on a regular basis.

The Company maintains an internal loan review department that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to management. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company’s policies and procedures.

Commercial, Financial and Agricultural.  Commercial, financial and agricultural loans at December 31, 2008 increased 65.20 percent from December 31, 2007 to $86.4 million. The Company’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Company’s loan policy guidelines.

Industry Concentrations. As of December 31, 2008 and December 31, 2007, there were no concentrations of loans within any single industry in excess of 10 percent of total loans, as segregated by Standard Industrial Classification code (“SIC code”). The SIC code is a federally designed standard industrial numbering system used by the Company to categorize loans by the borrower’s type of business.

Part II (Continued)
Item 7 (Continued)

Collateral Concentrations.  Lending is concentrated in commercial and real estate primarily to local borrowers. The Company has a high concentration of real estate loans that could pose an adverse credit risk particularly with the current economic downturn in the real estate market.  In management’s opinion, the balance of the loan portfolio is sufficiently diversified to avoid significant concentration of credit risk.  Although the Company has a diversified loan portfolio, a substantial portion of borrowers’ ability to honor their contracts is dependent upon the viability of the real estate economic sector.  The continued downturn of the housing and real estate market that began in 2007 has resulted in an increase of real estate dependent problem loans.  These loans are centered primarily in the Company’s larger MSA markets.  Declining collateral real estate values that secure land development, construction and speculative real estate loans in the Company’s larger MSA markets have resulted in increased loan loss provisions in 2008.

Large Credit Relationships. Colony is currently in eighteen counties in south and central Georgia and include metropolitan markets in Dougherty, Lowndes, Houston, Chatham and Muscogee counties.  As a result, the Company originates and maintains large credit relationships with several commercial customers in the ordinary course of business.  The Company considers large credit relationships to be those with commitments equal to or in excess of $5.0 million prior to any portion being sold.  Large relationships also include loan participations purchased if the credit relationship with the agent is equal to or in excess of $5.0 million.  In addition to the Company’s normal policies and procedures related to the origination of large credits, the Company’s Central Credit Committee must approve all new and renewed credit facilities which are part of large credit relationships.  The following table provides additional information on the Company’s large credit relationships outstanding at December 31, 2008 and December 31, 2007.

	December 31, 2008			December 31, 2007
	Number of	Period End Balances		Number of	Period End Balances
	Relationships	Committed	Outstanding	Relationships	Committed	Outstanding
Large Credit Relationships
$10 Million and Greater	2	$27,605	$21,345	3	$38,957	$23,441
$5 Million to $9.9 Million	12	74,679	71,215	15	92,595	89,677

Maturities and Sensitivities of Loans to Changes in Interest Rates.  The following table presents the maturity distribution of the Company’s loans at December 31, 2008. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate.

	Due in One Year or Less	After One, but Within Three Years	After Three, but Within Five Years	After Five Years	Total

Loans with Fixed Interest Rates	$250,413	$293,447	$57,031	$10,302	$611,193
Loans with Floating Interest Rates	345,132	4,356	20	335	349,843

	$595,545	$297,803	$57,051	$10,637	$961,036

The Company may renew loans at maturity when requested by a customer whose financial strength appears to support such renewal or when such renewal appears to be in the Company’s best interest. In such instances, the Company generally requires payment of accrued interest and may adjust the rate of interest, require a principal reduction or modify other terms of the loan at the time of renewal.

Part II (Continued)
Item 7 (Continued)

Nonperforming Assets and Potential Problem Loans

Year-end nonperforming assets and accruing past due loans were as follows:

	2008	2007	2006	2005	2004

Loans Accounted for on Nonaccrual	$35,124	$14,956	$8,069	$8,579	$7,856
Loans Past Due 90 Days or More	250	60	9	14	953
Other Real Estate Foreclosed	12,812	1,332	970	2,170	1,127
Total Nonperforming Assets	$48,186	$16,348	$9,048	$10,763	$9,936

Nonperforming Assets as a Percentage of
Total Loans and Foreclosed Assets	4.95%	1.73%	0.96%	1.25%	1.27%
Total Assets	3.85%	1.35%	0.75%	0.97%	1.00%
Accruing Past Due Loans
30–89 Days Past Due	$18,675	$15,681	$10,593	$6,829	$8,302
90 or More Days Past Due	250	60	9	14	953
Total Accruing Past Due Loans	$18,925	$15,741	$10,602	$6,843	$9,255

Nonperforming assets include nonaccrual loans, loans past due 90 days or more, restructured loans and foreclosed real estate.  Nonperforming assets at December 31, 2008 increased 194.75 percent from December 31, 2007.  The increase in nonperforming assets was primarily attributable to the under performance of residential real estate and land development loans given the downturn in the real estate market that began during the latter part of 2007.

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

The Company’s allowance for possible loan losses consists of specific valuation allowances established for probable losses on impaired loans and historical valuation allowances for other loans with similar risk characteristics.

The allowances established for probable losses on impaired loans are based on a regular analysis and evaluation of classified loans.  Loans are classified based on an internal credit risk grading process that evaluates, among other things: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates.  This analysis is performed at the branch level and is reviewed at the parent company level.  Once a loan is classified, it is reviewed to determine whether the loan is impaired and, if impaired, a portion of the allowance for possible loan losses is specifically allocated to the loan.  Specific valuation allowances are determined after considering the borrower’s financial condition, collateral deficiencies, and economic conditions affecting the borrower’s industry, among other things.

Part II (Continued)
Item 7 (Continued)

The methodology used to assign an allowance to a nonimpaired loan is more subjective.  Generally, the allowance assigned to nonimpaired loans is determined by applying historical loss rates to existing loans with similar risk characteristics, adjusted for qualitative factors including the volume and severity of identified classified loans, changes in economic conditions, changes in credit policies or underwriting standards, and changes in the level of credit risk associated with specific industries and markets.  Because the economic and business climate in any given industry or market, and its impact on any given borrower, can change rapidly, the risk profile of the loan portfolio is continually assessed and adjusted when appropriate.  Notwithstanding these procedures, there still exists the possibility that our assessment could prove to be significantly incorrect and that an immediate adjustment to the allowance for loan losses would be required.

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

	2008		2007		2006		2005		2004
	Reserve	%*	Reserve	%*	Reserve	%*	Reserve	%*	Reserve	%*

Commercial, Financial and Agricultural	$4,254	9%	$3,645	6%	$3,597	7%	$3,229	6%	$3,004	6%
Real Estate – Construction	2,808	17	2,560	22	719	21	646	18	501	13
Real Estate – Farmland	681	6	621	4	599	4	538	4	501	5
Real Estate – Other	5,955	62	5,430	58	3,896	58	3,498	62	3,304	64
Loans to Individuals	2,467	4	2,404	8	2,398	8	2,152	8	2,002	9
All Other Loans	851	2	853	2	780	2	699	2	700	3

	$17,016	100%	$15,513	100%	$11,989	100%	$10,762	100%	$10,012	100%

*	Loan balance in each category expressed as a percentage of total end of period loans.

Activity in the allowance for loan losses is presented in the following table. There were no charge-offs or recoveries related to foreign loans during any of the periods presented.

Part II (Continued)
Item 7 (Continued)

The following table presents an analysis of the Company’s loan loss experience for the periods indicated.

($ in thousands)	2008	2007	2006	2005	2004

Allowance for Loan Losses at Beginning of Year	$15,513	$11,989	$10,762	$10,012	$8,516

Charge-Offs
Commercial, Financial and Agricultural	1,680	957	1,351	767	463
Real Estate	9,190	1,862	854	698	692
Consumer	994	793	697	1,369	618
All Other	103	296	471	232	363
	11,967	3,908	3,373	3,046	2,136

Recoveries
Commercial, Financial and Agricultural	73	109	420	176	9
Real Estate	285	992	20	18	36
Consumer	155	312	156	83	90
All Other	19	88	17	75	28
	532	1,501	613	352	163

Net Charge-Offs	11,435	2,407	2,760	2,694	1,973

Provision for Loans Losses	12,938	5,931	3,987	3,444	3,469

Allowance for Loan Losses at End of Year	$17,016	$15,513	$11,989	$10,762	$10,012

Ratio of Net Charge-Offs to Average Loans	1.19%	0.25%	0.30%	0.33%	0.27%

The allowance for possible loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The provision for loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for loan losses increased $7.01 million from $5.93 million in 2007 to $12.94 million in 2008. Provisions were higher in 2008 compared to 2007 primarily due to the elevated risk of residential real estate and land development loans given the downturn in the real estate market that began in the last half of 2007.  Nonperforming assets as a percentage of total loans and foreclosed assets increased to 4.95 percent at December 31, 2008 compared to 1.73 percent a year ago.  During 2007, provision for loan losses increased $1.94 million from the $3.99 million recorded in 2006.

Net charge-offs in 2008 increased $9,028 thousand compared to 2007 while net charge-offs in 2007 decreased $353 thousand compared to 2006.  Net charge-offs were fairly consistent during 2007, 2006 and 2005; however, the net charge-offs increased significantly in 2008 primarily from the write-down of non-performing credits to current appraised values.  We anticipate an elevated amount of charge-offs in 2009 as problem credits run through the collection process to resolution.

Part II (Continued)
Item 7 (Continued)

Management believes the level of the allowance for loan losses was adequate as of December 31, 2008. Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for possible loan losses.

Investment Portfolio

The following table presents carrying values of investment securities held by the Company as of December 31, 2008, 2007 and 2006.

($ in thousands)	2008	2007	2006

U.S. Treasuries and Government Agencies	$-	$37,095	$54,366
Obligations of States and Political Subdivisions	9,110	13,984	11,811
Corporate Obligations	6,176	5,787	3,745
Asset Backed Securities	668	1,000	-
Marketable Equity Securities	-	2	349

Investment Securities	15,954	57,868	70,271

Mortgage Backed Securities	191,750	109,323	79,036
Total Investment Securities and
Mortgage Backed Securities	$207,704	$167,191	$149,307

The following table represents expected maturities and weighted-average yields of investment securities held by the Company as of December 31, 2008.  (Mortgage backed securities are based on the average life at the projected speed, while Agencies, State and Political Subdivisions and Corporate Obligations reflect anticipated calls being exercised.)

	Within 1 Year		After 1 Year But Within 5 Years		After 5 Years But Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Mortgage Backed Securities	$44,148	4.99%	$146,914	4.72%	$-	-%	$688	5.52%
Obligations of State and Political Subdivisions	515	4.76	2,810	5.78	4,264	5.77	1,521	5.04
Corporate Obligations	2,188	7.83	2,074	5.41	1,155	5.67	759	6.05
Asset Backed Securities	-	-	-	-	-	-	668	6.33

Total Investment Portfolio	$46,851	5.12%	$151,798	4.75%	$5,419	5.75%	$3,636	5.58%

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

At December 31, 2008, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10 percent of the Company’s shareholders’ equity.

The average yield of the securities portfolio was 4.84 percent in 2008 compared to 4.77 percent in 2007 and 4.34 percent in 2006. The increase in the average yield from 2007 to 2008 primarily resulted from the investment of new funds at higher rates.  The overall growth in the securities portfolio over the comparable periods was primarily funded by other borrowings growth.

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the years 2008, 2007 and 2006.

	2008		2007		2006
	Average	Average	Average	Average	Average	Average
($ in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest-Bearing Demand Deposits	$73,569		$76,509		$73,334
Interest-Bearing Demand and Savings	220,655	1.44%	214,111	2.13%	210,461	1.97%
Time Deposits	692,277	4.28	730,917	5.22	707,173	4.59

Total Deposits	$986,501	3.33%	$1,021,537	4.18%	$990,968	3.69%

The following table presents the maturities of the Company's other time deposits as of December 31, 2008.

	Other Time Deposits	Other Time Deposits
($ in thousands)	$100,000 or Greater	Less Than $100,000	Total

Months to Maturity
3 or Less	$126,264	$122,804	$249,068
Over 3 through 12	174,886	208,608	383,494
Over 12 Months	32,348	37,024	69,372

	$333,498	$368,436	$701,934

Part II (Continued)
Item 7 (Continued)

Average deposits decreased $35.0 million in 2008 compared to 2007 and increased $30.6 million in 2007 compared to 2006.  The decrease in 2008 included $2.9 million or 8.3 percent, related to noninterest-bearing deposits while the increase in 2007 included $3.2 million, or 10.4 percent related to noninterest-bearing deposits.  Accordingly the ratio of average noninterest-bearing deposits to total average deposits was 7.5 percent in 2008 and 7.5 percent in 2007 and 7.4 percent in 2006.  The general decrease in market rates in 2008 had the effect of (i) decreasing the average cost of interest-bearing deposits by 93 basis points in 2008 compared to 2007 and (ii) mitigating a portion of the impact of decreasing yields on earning assets on the Company’s net interest income in 2008.  The general increase in market rates in 2007 had the effect of (i) increasing the average cost of interest-bearing deposits by 53 basis points in 2007 compared to 2006 and (ii) mitigating a portion of the impact of increasing yields on earning assets on the Company’s net interest income in 2008.

Total average interest-bearing deposits decreased $32.10 million, or 3.40 percent in 2008 compared to 2007 and increased $27.4 million, or 2.99 percent, in 2007 compared to 2006.  The decrease in average deposits in 2008 compared to 2007 was primarily in other time deposit accounts.  With the current interest rate environment, it appears that many customers continue to maintain time deposit accounts, with the prevalent investment period continuing to be for one year time deposits.

The Company supplements deposit sources with brokered deposits.  As of December 31, 2008, the Company had $131.96 million, or 13.10 percent of total deposits, in brokered certificates of deposit attracted by external third parties.

Off-Balance-Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of December 31, 2008. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

Part II (Continued)
Item 7 (Continued)

	Payments Due by Period
		More than 1	3 Years or	5 Years
	1 Year or	Year but Less	More but Less	or
	Less	Than 3 Years	Than 5 Years	More	Total
Contractual Obligations
Subordinated Debentures	$-	$-	$-	$24,229	$24,229
Federal Funds Purchased	2,274	-	-		2,274
Securities Sold Under Agreements to Repurchase	20,000	20,000			40,000
Federal Home Loan Bank Advances	19,000	1,000	41,000	30,000	91,000
Operating Leases	135	252	211	10	608
Deposits with Stated Maturity Dates	632,562	62,928	6,393	51	701,934

	673,971	84,180	47,604	54,290	860,045
Other Commitments
Loan Commitments	73,610	-	-	-	73,610
Standby Letters of Credit	2,710	-	-	-	2,710

	76,320	-	-	-	76,320
Total Contractual Obligations and Other Commitments	$750,291	$84,180	$47,604	$54,290	$936,365

In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments which are not reflected in the consolidated financial statements.  These instruments include commitments to extend credit, standby letters of credit, performance letters of credit, guarantees and liability for assets held in trust.  Such financial instruments are recorded in the financial statements when funds are disbursed or the instruments become payable.  The Company uses the same credit policies for these off-balance sheet financial instruments as they do for instruments that are recorded in the consolidated financial statements.

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

Loan commitments outstanding at December 31, 2008 are included in the preceding table.

Part II (Continued)
Item 7 (Continued)

Standby Letters of Credit.  Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. The Company’s policies generally require that standby letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit outstanding at December 31, 2008 are included in the preceding table.

Capital and Liquidity

At December 31, 2008, shareholders’ equity totaled $83.2 million compared to $83.7 million at December 31, 2007. In addition to net income of $2.03 million, other significant changes in shareholders’ equity during 2008 included $2.81 million of dividends declared and an increase of $188 thousand resulting from the stock grant plan. The accumulated other comprehensive income component of shareholders’ equity totaled $376 thousand at December 31, 2008 compared to $272 thousand at December 31, 2007. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale. Under regulatory requirements, the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. Tier 1 capital consists of common stock and qualifying preferred stockholders’ equity less goodwill.  Tier 2 capital consists of certain convertible, subordinated and other qualifying debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets.  The Company has no Tier 2 capital other than the allowance for loan losses.

Using the capital requirements presently in effect, the Tier 1 ratio as of December 31, 2008 was 10.80 percent and total Tier 1 and 2 risk-based capital was 12.06 percent.  Both of these measures compare favorably with the regulatory minimum of 4 percent for Tier 1 and 8 percent for total risk-based capital.  The Company’s Tier 1 leverage ratio as of December 31, 2008 was 8.39 percent, which exceeds the required ratio standard of 4 percent.

For 2008, average capital was $84.4 million, representing 7.00 percent of average assets for the year.  This compares to 6.69 percent for 2007.

The Company paid a quarterly dividend of $0.0975, $0.0975, $0.0975 and $0.0975 per common share during the first, second, third and fourth quarters of 2008, respectively, and quarterly dividends of $0.0875, $0.09, $0.0925 and $0.095 per common share during the first, second, third and fourth quarters of 2007, respectively. This equates to a dividend payout ratio of 139.29 percent in 2008 and 30.67 percent in 2007.

Part II (Continued)
Item 7 (Continued)

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

Management monitors deposit flow and evaluates alternate pricing structures to retain and grow deposits.  To the extent needed to fund loan demand, traditional local deposit funding sources are supplemented by the use of FHLB borrowings, brokered deposits and other wholesale deposit sources outside the immediate market area.  Internal policies have been updated to monitor the use of various core and non-core funding sources, and to balance ready access with risk and cost.  Through various asset/liability management strategies, a balance is maintained among goals of liquidity, safety and earnings potential.  Internal policies that are consistent with regulatory liquidity guidelines are monitored and enforced by the Bank.

The investment portfolio provides a ready means to raise cash if liquidity needs arise.  As of December 31, 2008, the Company held $207.6 million in bonds (excluding FHLB stock), at current market value in the available for sale portfolio.  At December 31, 2007, the available for sale bond portfolio totaled $167.1 million.  Only marketable investment grade bonds are purchased.  Although most of the Bank’s bond portfolios are encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for a sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it primarily determines the Company’s liquidity posture.  Colony had ratios of loans to deposits of 95.4 percent as of December 31, 2008 and 92.8 percent at December 31, 2007.  Management employs alternative funding sources when deposit balances will not meet loan demands.  The ratios of loans to all funding sources (excluding Subordinated Debentures) at December 31, 2008 and December 31, 2007 were 84.3 percent and 86.4 percent, respectively.  Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources.  The stability of the Bank’s core deposit base is an important factor in Colony’s liquidity position.  A heavy percentage of the deposit base is comprised of accounts of individuals and small businesses with comprehensive banking relationships and limited volatility.  At December 31, 2008 and December 31, 2007, the Bank had $333.5 million and $347.2 million, respectively, in certificates of deposit of $100,000 or more.  These larger deposits represented 33.1 percent and 34.09 percent of respective total deposits.  Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed.  Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

Local market deposit sources proved insufficient to fund the strong loan growth trends at Colony over the past several years.  The Company supplemented deposit sources with brokered deposits.  As of December 31, 2008, the Company had $131.96 million, or 13.10 percent of total deposits, in brokered certificates of deposit attracted by external third parties.  Additionally, the Bank uses external wholesale or Internet services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed.

Part II (Continued)
Item 7 (Continued)

To plan for contingent sources of funding not satisfied by both local and out-of-market deposit balances, Colony and its subsidiary have established multiple borrowing sources to augment their funds management. The Company has borrowing capacity through membership of the Federal Home Loan Bank program.  The Bank has also established overnight borrowing for Federal Funds Purchased through various correspondent banks.  Management believes the various funding sources discussed above are adequate to meet the Company’s liquidity needs in the future without any material adverse impact on operating results.

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

Since Colony is a bank holding company and does not conduct operations, its primary sources of liquidity are dividends up streamed from its subsidiary bank and borrowings from outside sources.

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

Part II (Continued)
Item 7 (Continued)

Quantitative and Qualitative Disclosures About Market Risk
AVERAGE BALANCE SHEETS

	2008			2007			2006
	Average	Income/	Yields/	Average	Income/	Yields/	Average	Income/	Yields/
($ in thousands)	Balances	Expense	Rates	Balances	Expense	Rates	Balances	Expense	Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Income (1)	$958,582	$66,900	6.98%	$947,569	$81,100	8.56%	$912,926	$75,217	8.24%
Investment Securities
Taxable	158,287	7,582	4.79	144,591	6,805	4.71	128,109	5,474	4.27
Tax-Exempt (2)	10,245	582	5.68	12,442	683	5.49	7,429	412	5.55
Total Investment Securities	168,532	8,164	4.84	157,033	7,488	4.77	135,538	5,886	4.34
Interest-Bearing Deposits	1,235	27	2.19	2,879	143	4.97	2,753	133	4.83
Federal Funds Sold	10,499	273	2.60	28,863	1,478	5.12	41,307	2,035	4.93
Other Interest-Earning Assets	6,079	298	4.90	5,308	309	5.82	5,192	279	5.37
Total Interest-Earning Assets	1,144,927	75,662	6.61	1,141,652	90,518	7.93	1,097,716	83,550	7.61
Noninterest-Earning Assets
Cash	20,232			21,575			22,372
Allowance for Loan Losses	(16,788)			(13,074)			(11,764)
Other Assets	56,475			54,012			52,394
Total Noninterest-Earning Assets	59,919			62,513			63,002
Total Assets	$1,204,846			$1,204,165			$1,160,718
Liabilities and Stockholders' Equity
Interest-Bearing Liabilities
Interest-Bearing Demand and Savings	$220,655	$3,185	1.44%	$214,111	$4,555	2.13%	$210,461	$4,155	1.97%
Other Time	692,277	29,617	4.28	730,917	38,176	5.22	707,173	32,455	4.59
Total Interest-Bearing Deposits	912,932	32,802	3.59	945,028	42,731	4.52	917,634	36,610	3.99
Other Interest-Bearing Liabilities
Other Borrowed Money	85,912	3,336	3.88	66,200	2,905	4.39	65,794	2,874	4.37
Subordinated Debentures	24,229	1,271	5.25	26,011	2,006	7.71	22,718	1,879	8.27
Federal Funds Purchased and
Repurchase Agreements	18,200	514	2.82	1,130	59	5.22	563	29	5.15
Total Other Interest-Bearing Liabilities	128,341	5,121	3.99	93,341	4,970	5.32	89,075	4,782	5.37
Total Interest-Bearing Liabilities	1,041,273	37,923	3.64	1,038,369	47,701	4.59	1,006,709	41,392	4.11
Noninterest-Bearing Liabilities and
Stockholders' Equity
Demand Deposits	73,569			76,509			73,334
Other Liabilities	5,632			8,692			8,682
Stockholders' Equity	84,372			80,595			71,993
Total Noninterest-Bearing
Liabilities and Stockholders' Equity	163,573			165,796			154,009
Total Liabilities and Stockholders' Equity	$1,204,846			$1,204,165			$1,160,718
Interest Rate Spread			2.97%			3.34%			3.50%
Net Interest Income		$37,739			$42,817			$42,158
Net Interest Margin			3.30%			3.75%			3.84%

(1)
The average balance of loans includes the average balance of nonaccrual loans.  Income on such loans is recognized and recorded on the cash basis.  Taxable equivalent adjustments totaling $168, $127 and $130 for 2008, 2007 and 2006, respectively, are included in interest on loans.  The adjustments are based on a federal tax rate of 34 percent.

(2)
Taxable-equivalent adjustments totaling $198, $232 and $140 for 2008, 2007, and 2006, respectively, are included in tax-exempt interest on investment securities. The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

Part II (Continued)
Item 7 (Continued)

Colony Bankcorp, Inc. and Subsidiary
Interest Rate Sensitivity

The following table is an analysis of the Company’s interest rate-sensitivity position at December 31, 2008. The interest-bearing rate-sensitivity gap, which is the difference between interest-earning assets and interest-bearing liabilities by repricing period, is based upon maturity or first repricing opportunity, along with a cumulative interest rate-sensitivity gap.  It is important to note that the table indicates a position at a specific point in time and may not be reflective of positions at other times during the year or in subsequent periods. Major changes in the gap position can be, and are, made promptly as market outlooks change.

	Assets and Liabilities Repricing Within

	3 Months	4 to 12		1 to 5	Over 5
	or Less	Months	1 Year	Years	Years	Total
($ in Thousands)

Earning Assets
Interest-Bearing Deposits	$147	$-	$147	$-	$-	$147
Federal Funds Sold	31	-	31	-	-	31
Investment Securities	5,374	41,477	46,851	105,401	55,452	207,704
Loans, Net of Unearned Income	436,619	158,836	595,455	354,765	10,637	960,857
Other Interest-Bearing Assets	6,272	-	6,272	-	-	6,272

Total Interest-Earning Assets	448,443	200,313	648,756	460,166	66,089	1,175,011

Interest-Bearing Liabilities
Interest-Bearing Demand Deposits (1)	194,211	-	194,211	-	-	194,211
Savings (1)	33,349	-	33,349	-	-	33,349
Time Deposits	249,068	383,494	632,562	69,321	51	701,934
Other Borrowings (2)	22,000	-	22,000	42,000	27,000	91,000
Subordinated Debentures	24,229	-	24,229	-	-	24,229
Federal Funds Purchased	2,274	-	2,274	-	-	2,274
Securities Sold Under Agreement to Repurchase	20,000	-	20,000	20,000	-	40,000

Total Interest-Bearing Liabilities	545,131	383,494	928,625	131,321	27,051	1,086,997

Interest Rate-Sensitivity Gap	(96,688)	(183,181)	(279,869)	328,845	39,038	$88,014

Cumulative Interest-Sensitivity Gap	$(96,688)	$(279,869)	$(279,869)	$48,976	$88,014

Interest Rate-Sensitivity Gap as a Percentage of Interest-Earning Assets	(8.23)%	(15.59)%	(23.82)%	27.99%	3.32%

Cumulative Interest Rate-Sensitivity as a Percentage of Interest-Earning Assets	(8.23)%	(23.82)%	(23.82)%	4.17%	7.49%

(1)  Interest-bearing Demand and Savings Accounts for repricing purposes are considered to reprice within 3 months or less.

(2)  Short-term borrowings for repricing purposes are considered to reprice within 3 months or less.

Part II (Continued)
Item 7 (Continued)

The foregoing table indicates that we had a one year negative gap of ($280) million, or (23.82) percent of total assets at December 31, 2008.  In theory, this would indicate that at December 31, 2008, $280 million more in liabilities than assets would reprice if there were a change in interest rates over the next 365 days.  Thus, if interest rates were to decline, the gap would indicate a resulting increase in net interest margin.  However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity.  In addition, the interest rate spread between an asset and our supporting liability can vary significantly while the timing of repricing of both the assets and our supporting liability can remain the same, thus impacting net interest income.  This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposits.

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

The Company is now utilizing FTN Financial Asset/Liability Management Analysis for a more dynamic analysis of balance sheet structure.  The Company has established earnings at risk for net interest income in a +/- 200 basis point rate shock to be no more than a fifteen percent percentage change.  The most recent analysis as of December 31, 2008 indicates that net interest income would deteriorate 14.11 percent with a 200 basis point decrease and would improve 7.82 percent with a 200 basis point increase.  The Company has established equity at risk in a +/- 200 basis point rate shock to be no more than a twenty percent percentage change.  The most recent analysis as of December 31, 2008 indicates that net economic value of equity percentage change would increase 6.31 percent with a 200 basis point increase and would decrease 7.09 percent with a 200 basis point decrease.  The Company has established its one year gap to be 0.80 percent to 1.20 percent.  The most recent analysis as of December 31, 2008 indicates a one year gap of 0.91 percent.  The analysis reflects net interest margin compression in a declining interest rate environment. Given that interest rates have basically “bottomed-out” with the recent Federal Reserve action, the Company is anticipating interest rates to increase in the future though we believe that interest rates will remain flat most of 2009.  The Company is focusing on areas to minimize margin compression in the future by minimizing longer term fixed rate loans, shortening on the yield curve with investments, securing longer term FHLB advances, securing brokered certificates of deposit for longer terms and focusing on reduction of nonperforming assets.

Part II (Continued)
Item 7 (Continued)

Return on Assets and Stockholder’s Equity

The following table presents selected financial ratios for each of the periods indicated.

	Year Ended December 31
	2008	2007	2006

Return on Assets	0.17%	0.71%	0.87%

Return on Equity	2.40%	10.60%	14.10%

Dividend Payout	139.29%	30.67%	23.05%

Equity to Assets	6.64%	6.93%	6.31%

Dividends Declared	$0.39	$0.365	$0.325

Future Outlook

During 2008, the financial services industry experienced tremendous adversities as a result of the collapse of the real estate markets across the country.  Colony, like most banking companies, has been affected by these economic challenges that started with a rapid stall of real estate sales and development throughout the country.

Also during 2008, Colony made significant strides to reduce our operating leverage by seeking a more efficient structure and more consistent products and services throughout the company.  We successfully completed the consolidation of our seven banking subsidiaries into the single banking company – Colony Bank.  The momentum created by this strategic move will allow Colony to improve future profitability while better positioning the company to take advantage of future growth opportunities.  In response to the elevated risk of residential real estate and land development loans, management has extensively reviewed our loan portfolio with a particular emphasis on our residential and land development real estate exposure.  Senior management with experience in problem loan workouts have been identified and assigned responsibility to oversee the workout and resolution of problem loans.  The Company will continue to closely monitor our real estate dependent loans throughout the company and focus on asset quality during this economic downturn.

Part II (Continued)
Item 7A
Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is located in Item 7 under the heading Interest Rate Sensitivity.

Item 8
Financial Statements and Supplemental Data

The following consolidated financial statements of the Registrant and its subsidiary are included on exhibit 13 of this Annual Report on Form 10-K:

Consolidated Balance Sheets – December 31, 2008 and 2007

Consolidated Statements of Income – Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Comprehensive Income – Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Stockholders’ Equity – Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows – Years Ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

Part II (Continued)
Item 8 (Continued)
Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2008 and 2007:

	Three Months Ended
	December 31	September 30	June 30	March 31
2008	($ in Thousands, Except Per Share Data)

Interest Income	$17,677	$18,428	$18,680	$20,512
Interest Expense	8,435	8,943	9,637	10,907
Net Interest Income	9,242	9,485	9,043	9,605
Provision for Loan Losses	4,426	3,370	4,071	1,071
Securities Gains (Losses)	-	11	614	570
Noninterest Income	1,820	1,769	2,420	1,801
Noninterest Expense	7,572	7,813	7,714	7,757
Income Before Income Taxes	(936)	82	292	3,148
Provision for Income Taxes	(266)	(112)	-	935
Net Income	$(670)	$194	$292	$2,213

Net Income Per Common Share
Basic	$(0.09)	$0.03	$0.04	$0.31
Diluted	(0.09)	0.03	0.04	0.31

2007

Interest Income	$22,336	$22,931	$22,636	$22,257
Interest Expense	11,946	12,138	11,811	11,806
Net Interest Income	10,390	10,793	10,825	10,451
Provision for Loan Losses	3,253	850	914	914
Securities Gains (Losses)	-	(2)	2	184
Noninterest Income	1,805	1,848	2,054	1,926
Noninterest Expense	7,950	7,756	7,965	7,909
Income Before Income Taxes	992	4,033	4,002	3,738
Provision for Income Taxes	240	1,414	1,300	1,264
Net Income	$752	$2,619	$2,702	$2,474

Net Income Per Common Share
Basic	$0.11	$0.36	$0.38	$0.34
Diluted	0.11	0.36	0.38	0.34

Item 9
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There was no accounting or disclosure disagreement or reportable event with the current auditors that would have required the filing of a report on Form 8-K.

Part II (Continued)

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

Colony’s management assessed the effectiveness of Colony’s internal control over financial reporting as of December 31, 2008 based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the assessment, management determined that Colony maintained effective internal control over financial reporting as of December 31, 2008.

McNair, McLemore, Middlebrooks & Co., LLP, the independent registered public accounting firm that audited the consolidated financial statements of Colony included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of Colony’s internal control over financial reporting as of December 31, 2008. The report, which expresses an unqualified opinion on the effectiveness of Colony’s internal control over financial reporting as of December 31, 2008, appears on page 65 of this Report under the heading “Report of Independent Registered Public Accounting Firm.”

Colony Bankcorp, Inc.
March 13, 2009

Changes in Internal Controls

There were no changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect these controls.

See the Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Part II (Continued)
Item 9A (Continued)

McNair, McLemore, Middlebrooks & Co., LLP
CERTIFIED PUBLIC ACCOUNTANTS
389 Mulberry Street • Post Office Box One • Macon, GA 31202
Telephone (478) 746-6277 • Facsimile (478) 743-6858
www.mmmcpa.com
RALPH S. McLEMORE, SR., CPA (1902-1981)
SIDNEY B. McNAIR, CPA (1913-1992)
RICHARD A. WHITTEN, JR., CPA
SIDNEY E. MIDDLEBROOKS, CPA, PC	ELIZABETH WARE HARDIN, CPA
RAY C. PEARSON, CPA	CAROLINE E. GRIFFIN, CPA
J. RANDOLPH NICHOLS, CPA	RONNIE K. GILBERT, CPA
WILLIAM H. EPPS, JR., CPA	RON C. DOUTHIT, CPA
RAYMOND A. PIPPIN, JR., CPA	CHARLES A. FLETCHER, CPA
JERRY A. WOLFE, CPA	MARJORIE HUCKABEE CARTER, CPA
W. E. BARFIELD, JR., CPA	BRYAN A. ISGETT, CPA
HOWARD S. HOLLEMAN, CPA	DAVID PASCHAL MUSE, JR., CPA
F. GAY McMICHAEL, CPA	KATHY W. FLETCHER, CPA

March 13, 2009

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Colony Bankcorp, Inc.

We have audited Colony Bankcorp, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Colony Bankcorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Colony Bankcorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Colony Bankcorp, Inc. and Subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 13, 2009, expressed an unqualified opinion.

McNAIR, McLEMORE, MIDDLEBROOKS & CO., LLP

Part II (Continued)
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

Part III (Continued)
Item 12
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued Upon Stock Grant, Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity Compensation Plans Approved By Security Holders

2004 Restricted Stock Grant Plan			117,242

Equity Compensation Plans Not Approved by Security Holders

1999 Restricted Stock Grant Plan			-

			117,242

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

3.3	Articles of Amendment to the Company’s Articles of Incorporation Authorizing Additional Capital Stock in the Form of Ten Million Shares of Preferred Stock

-filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-12436) filed with the Commission on January 13, 2009 and incorporated herein by reference.

3.4	Articles of Amendment to the Company’s Articles of Incorporation Establishing the Terms of the Series A Preferred Stock

-filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 000-12436) filed with the Commission on January 13, 2009 and incorporated herein by reference.

4.1	Instruments Defining the Rights of Security Holders

-incorporated herein by reference to page 1 of the Company's Definitive Proxy Statement for Annual Meeting of Stockholders to be held on April 26, 2005, filed with the Securities and Exchange Commission on March 2, 2005 (File No. 000-12436).

4.2	Warrant to Purchase up to 500,000 shares of Common Stock

-filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 000-12436), filed with the Commission on January 13, 2009 and incorporated herein by reference.

Part IV (Continued)
Item 15 (Continued)

4.3	Form of Series A Preferred Stock Certificate

-filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 000-12436), filed with the Commission on January 13, 2009 and incorporated herein by reference.

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

-filed as Exhibit 10© the Registrant’s Annual Report on Form 10-K (File 000-12436), filed with the Commission on March 30, 2001 and incorporated herein by reference.

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

10.6
Letter Agreement, Dated January 9, 2009, Including Securities Purchase Agreement – Standard Terms Incorporated by Reference Therein, Between the Company and the United States Department of the Treasury

-filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-12436), filed with the Commission on January 13, 2009 and incorporated herein by reference.

10.7	Form of Waiver, Executed by Each of Messrs AL D. Ross, Terry L. Hester, Henry F. Brown, Jr., Walter P. Patten and Larry E. Stevenson

-filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-12436), filed with the Commission on January 13, 2009 and incorporated herein by reference.

Part IV (Continued)
Item 15 (Continued)

11	Statement of Computation of Per Share Earnings

13	Consolidated Financial Statements of Colony Bankcorp, Inc. as of December 31, 2007 and 2006

21	Subsidiaries of the Company

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certificate of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Colony Bankcorp, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

COLONY BANKCORP, INC.

/s/ Al D. Ross
Al D. Ross President/Director/Chief Executive Officer

March 13, 2009
Date

/s/ Terry L. Hester
Terry L. Hester Executive Vice-President/Chief Financial Officer/Director

March 13, 2009
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Terry Coleman	March 13, 2009
Terry Coleman, Director	Date

/s/ L. Morris Downing	March 13, 2009
L. Morris Downing, Director	Date

/s/ Edward J. Harrell	March 13, 2009
Edward J. Harrell, Director	Date

/s/ Mark H. Massee	March 13, 2009
Mark H. Massee, Director	Date

/s/ James D. Minix	March 13, 2009
James D, Minix, Director	Date

/s/ Charles E. Myler	March 13, 2009
Charles E. Myler, Director	Date

/s/ W. B. Roberts, Jr.	March 13, 2009
W. B. Roberts, Jr., Director	Date

/s/ Jonathan W. R. Ross	March 13, 2009
Jonathan W. R. Ross, Director	Date

/s/ B. Gene Waldron	March 13, 2009
B. Gene Waldron, Director	Date