Form 10-Q
period 2009-03-31
COLONY BANKCORP INC
filed 2009-05-08
CIK 711669

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 2009	COMMISSION FILE NUMBER 0-12436

COLONY BANKCORP, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

GEORGIA	58-1492391
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE ACT).

YES    ☐         NO    ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS	OUTSTANDING AT MAY 8, 2009
COMMON STOCK, $1 PAR VALUE	7,230,663

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

PART 1.   FINANCIAL INFORMATION
ITEM 1.

FINANCIAL STATEMENTS

THE FOLLOWING FINANCIAL STATEMENTS ARE PROVIDED FOR COLONY BANKCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY BANK, COLONY BANK.

A.	CONSOLIDATED BALANCE SHEETS – MARCH 31, 2009 AND DECEMBER 31, 2008.

B.	CONSOLIDATED STATEMENTS OF INCOME – FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008.

C.	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008.

D.	CONSOLIDATED STATEMENTS OF CASH FLOWS – FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008.

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING SOLELY OF NORMAL RECURRING ADJUSTMENTS) NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2009 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

Part 1 (Continued)
Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2009 AND DECEMBER 31, 2008
(DOLLARS IN THOUSANDS)

	March 31, 2009	December 31, 2008
ASSETS	(Unaudited)

Cash and Cash Equivalents
Cash and Due from Banks	$21,485	$29,427
Federal Funds Sold	--	31
	21,485	29,458
Interest-Bearing Deposits	373	147
Investment Securities
Available for Sale, at Fair Value	244,549	207,645
Held to Maturity, at Cost (Fair Value of $64 and $63, as of March 31, 2009 and December 31, 2008, Respectively)	62	60
	244,611	207,705

Federal Home Loan Bank Stock, at Cost	6,345	6,272
Loans	962,822	961,037
Allowance for Loan Losses	(18,996)	(17,016)
Unearned Interest and Fees	(152)	(179)
	943,674	943,842
Premises and Equipment	29,579	29,672
Other Real Estate	12,964	12,812
Goodwill	2,412	2,412
Other Intangible Assets	358	367
Other Assets	21,204	20,095
Total Assets	$1,283,005	$1,252,782

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest-Bearing	$70,365	$77,497
Interest-Bearing	941,330	929,495
	1,011,695	1,006,992
Borrowed Money
Federal Funds Purchased	1,178	2,274
Securities Sold Under Agreements to Repurchase	40,000	40,000
Subordinated Debentures	24,229	24,229
Other Borrowed Money	91,000	91,000
	156,407	157,503

Other Liabilities	5,376	5,072
Commitments and Contingencies
Stockholders' Equity
Preferred Stock, Par Value $1,000 a Share, Authorized 10,000,000 Shares, Issued 28,000 Shares	27,250	--
Common Stock, Par Value $1 a Share, Authorized 20,000,000 Shares, Issued 7,231,163 and 7,212,313 Shares as of March 31, 2009 and December 31, 2008, Respectively	7,231	7,212
Paid-In Capital	25,407	24,536
Retained Earnings	51,326	51,302
Restricted Stock - Unearned Compensation	(314)	(211)
Accumulated Other Comprehensive Income (Loss), Net of Tax	(1,373)	376
	109,527	83,215
Total Liabilities and Stockholders' Equity	$1,283,005	$1,252,782

The accompanying notes are an integral part of these statements.

Part 1 (Continued)
Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended
	3/31/2009	3/31/2008
Interest Income
Loans, Including Fees	$14,197	$18,349
Federal Funds Sold	5	155
Deposits with Other Banks	--	11
Investment Securities
U.S. Government Agencies	2,047	1,681
State, County and Municipal	88	138
Corporate Obligations and Asset-Backed Securities	123	94
Dividends on Other Investments	--	84
	16,460	20,512
Interest Expense
Deposits	6,173	9,672
Federal Funds Purchased	232	28
Borrowed Money	995	1,207
	7,400	10,907

Net Interest Income	9,060	9,605
Provision for Loan Losses	4,225	1,071
Net Interest Income After Provision for Loan Losses	4,835	8,534

Noninterest Income
Service Charges on Deposits	988	1,165
Other Service Charges, Commissions and Fees	236	254
Mortgage Fee Income	102	169
Securities Gains	2,317	570
Other	319	213
	3,962	2,371
Noninterest Expenses
Salaries and Employee Benefits	3,807	4,403
Occupancy and Equipment	1,009	1,007
Other	2,545	2,347
	7,361	7,757

Income Before Income Taxes	1,436	3,148
Income Taxes	358	935
Net Income	1,078	2,213
Preferred Stock Dividends	315	--
Net Income Available to Common Stockholders	$763	$2,213
Net Income Per Share of Common Stock
Basic	$0.11	$0.31
Diluted	$0.11	$0.31
Cash Dividends Declared Per Share of Common Stock	$0.0975	$0.0975
Weighted Average Basic Shares Outstanding	7,202,865	7,191,861
Weighted Average Diluted Shares Outstanding	7,202,865	7,191,861

Part 1 (Continued)
Item 1 (Continued)

COLONY BANKCORP INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months	Three Months
	Ended	Ended
	03/31/09	03/31/08

Net Income	$1,078	$2,213

Other Comprehensive Income, Net of Tax
Gains (Losses) on Securities Arising During the Year	(220)	1,115
Reclassification Adjustment	(1,529)	(376)

Change in Net Unrealized Gains on Securities Available for Sale, Net of Reclassification Adjustment and Tax Effect	(1,749)	739

Comprehensive Income	$(671)	$2,952

The accompanying notes are an integral part of these statements.

Part 1 (Continued)
Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,078	$2,213
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation	506	481
Provision for Loan Losses	4,225	1,071
Securities Gains	(2,317)	(570)
Amortization and Accretion	664	90
Gain on Sale of Other Real Estate and Repossessions	(9)	(1)
Gain on Sale of Equipment	--	(10)
Increase in Cash Surrender Value of Life Insurance	(100)	(99)
Other Prepaids, Deferrals and Accruals, Net	(131)	784
	3,916	3,959
CASH FLOWS FROM INVESTING ACTIVITIES
Federal Home Loan Bank Stock	(73)	138
Purchases of Investment Securities Available for Sale	(235,070)	(43,906)
Proceeds from Maturities, Calls, and Paydowns of
Investment Securities:
Available for Sale	10,611	25,010
Held to Maturity	--	--
Proceeds from Sale of Investment Securities
Available for Sale	186,664	31,733
Interest-Bearing Deposits in Other Banks	(226)	187
Net Loans to Customers	(7,448)	(2,763)
Purchase of Premises and Equipment	(414)	(1,199)
Other Real Estate and Repossessions	3,303	738
Proceeds from Sale of Premises and Equipment	--	10
	(42,653)	9,948
CASH FLOWS FROM FINANCING ACTIVITIES
Noninterest-Bearing Customer Deposits	(7,132)	(9,512)
Interest-Bearing Customer Deposits	11,835	(15,534)
Federal Funds Purchased	(1,096)	1,571
Dividends Paid On Common Stock	(703)	(684)
Dividends Paid On Preferred Stock	(140)	--
Proceeds from Other Borrowed Money	--	700
Principal Payments on Other Borrowed Money	--	(3,400)
Proceeds Allocated to Issuance of Preferred Stock	27,215	--
Proceeds Allocated to Warrants Issued	785	--
	30,764	(26,859)

Net Increase (Decrease) in Cash and Cash Equivalents	(7,973)	(12,952)
Cash and Cash Equivalents at Beginning of Period	29,458	50,106
Cash and Cash Equivalents at End of Period	$21,485	$37,154

The accompanying notes are an integral part of these statements.

Part 1 (Continued)
Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

Principles of Consolidation

Colony Bankcorp, Inc. (the Company) is a bank holding company located in Fitzgerald, Georgia. The Company merged all of its operations into one sole subsidiary effective August 1, 2008.  The consolidated financial statements include the accounts of Colony Bankcorp, Inc. and its wholly-owned subsidiary, Colony Bank (which includes its wholly-owned subsidiary, Colony Mortgage Corp.), Fitzgerald, Georgia.  All significant intercompany accounts have been eliminated in consolidation. The accounting and reporting policies of Colony Bankcorp, Inc. conform to generally accepted accounting principles and practices utilized in the commercial banking industry.

All dollars in notes to consolidated financial statements are rounded to the nearest thousand.

Nature of Operations

The Bank provides a full range of retail and commercial banking services for consumers and small- to medium-size businesses located primarily in middle and south Georgia. Colony Bank is headquartered in Fitzgerald, Georgia with banking offices in Albany, Ashburn, Broxton, Centerville, Chester, Columbus, Cordele, Douglas, Eastman, Fitzgerald, Leesburg, Moultrie, Pitts, Quitman, Rochelle, Savannah, Soperton, Sylvester, Thomaston, Tifton, Valdosta and Warner Robins.  Lending and investing activities are funded primarily by deposits gathered through its retail branch office network.

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

Reclassifications

In certain instances, amounts reported in prior years’ consolidated financial statements have been reclassified to conform to statement presentations selected for 2009.   Such reclassifications had no effect on previously reported stockholders’ equity or net income.

Concentrations of Credit Risk

Lending is concentrated in commercial and real estate loans primarily to local borrowers. The Company has a high concentration of real estate loans that could pose an adverse credit risk particularly with the current economic downturn in the real estate market.  In management’s opinion, the balance of the loan portfolio is sufficiently diversified to avoid significant concentration of credit risk. Although the Company has a diversified loan portfolio, a substantial portion of borrowers’ ability to honor their contracts is dependent upon the viability of the real estate economic sector.  The continued downturn of the housing and real estate market that began in 2007 has resulted in an increase of real estate dependent problem loans.  These loans are centered primarily in the Company’s larger MSA markets.  Declining collateral real estate values that secure land development, construction and speculative real estate loans in the Company’s larger MSA markets have resulted in increased loan loss provisions in 2009.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the cost over the fair value of the net assets purchased in a business combination.  Impairment testing of goodwill is performed annually or more frequently if events or circumstances indicate possible impairment.  No impairment has been identified as a result of the testing performed during 2009 or 2008.

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

Securities Sold Under Repurchase Agreements

The Company sells securities under agreements to repurchase.  These repurchase agreements are treated as borrowings.  The obligations to repurchase securities sold are reflected as a liability and the securities underlying the agreements are reflected as assets in the consolidated balance sheets.

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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP amends SFAS No. 157, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 if the entity also elects to early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption.  Management will evaluate the impact on the Company’s financial statements upon adoption.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  If an entity elects to early adopt either FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment, then the entity must also early adopt this FSP.  Additionally, if an entity elects to early adopt this FSP, it is required to adopt FSP FAS 157-4.  The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption.  Management will evaluate the impact on the Company’s financial statements upon adoption.

Part 1 (Continued)
Item 1 (Continued)

(1) Summary of Significant Accounting Policies (Continued)

Changes in Accounting Principles and Effects of New Accounting Pronouncements (Continued)

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased.  This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques(s) used, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  Early adoption is permitted for periods ending after March 15, 2009.  If an entity elects to early adopt either FSP FAS 115-2 and FAS 124-2 or FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, the entity is also required to early adopt this FSP.  Additionally, if an entity elects to early adopt this FSP, FSP FAS 115-2 and FAS 124-2 also must be adopted early.  The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption.  Management will evaluate the impact on the Company’s financial statements upon adoption.

(2)  Cash and Balances Due from Banks

Components of cash and balances due from banks are as follows as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Cash on Hand and Cash Items	$9,858	$9,228
Noninterest-Bearing Deposits with Other Banks	11,627	20,199
	$21,485	$29,427

(3)  Investment Securities

Investment securities as of March 31, 2009 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U.S. Government Agencies Mortgage-Backed	$232,928	$208	$(1,066)	$232,070
State, County & Municipal	6,018	45	(103)	5,960
Corporate Obligations	6,683	124	(693)	6,114
Asset-Backed Securities	1,000	--	(595)	405
	$246,629	$377	$(2,457)	$244,549

Securities Held to Maturity:
State, County and Municipal	$62	$2	$--	$64

Part 1 (Continued)
Item 1 (Continued)

The amortized cost and fair value of investment securities as of March 31, 2009, by contractual maturity, are shown hereafter.  Expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in One Year or Less	$2,233	$2,228
Due After One Year Through Five Years	4,608	4,426
Due After Five Years Through Ten Years	3,222	3,362	$62	$64
Due After Ten Years	3,638	2,463	--	--
	13,701	12,479	62	64

Mortgage-Backed Securities	232,928	232,070	--	--
	$246,629	$244,549	$62	$64

Investment securities as of December 31, 2008 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U.S. Government Agencies Mortgage-Backed	$190,198	$1,862	$(310)	$191,750
State, County & Municipal	9,227	44	(220)	9,051
Corporate Obligations	6,650	155	(629)	6,176
Asset-Backed Securities	1,000	--	(332)	668
	$207,075	$2,061	$(1,491)	$207,645

Securities Held to Maturity:
State, County and Municipal	$60	$3	$--	$63

Proceeds from the sale of investments available for sale during the first three months of 2009 totaled $186,664 compared to $31,733  for the first three months of 2008.  The sale of investments available for sale during 2009 resulted in gross realized gains of $2,361  and gross realized losses of $44 and the sale of investments available for sale during 2008 resulted in gross realized gain of $573 and losses of $3.

Investment securities having a carry value approximating $134,817 and $145,647 as of March 31, 2009 and December 31, 2008, respectively, were pledged to secure public deposits and for other purposes.

Part 1 (Continued)
Item 1 (Continued)

Information pertaining to securities with gross unrealized losses at March 31, 2009 and December 31, 2008 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

March 31, 2009
U.S. Government Agencies Mortgage-Backed	$169,229	$(1,043)	$451	$(22)	$169,680	$(1,065)
State, County and Municipal	3,588	(88)	436	(16)	4,024	(104)
Corporate Obligations	4,990	(693)	---	---	4,990	(693)
Asset-Backed Securities	405	(595)	---	---	405	(595)
	$178,212	$(2,419)	$887	$(38)	$179,099	$(2,457)

December 31, 2008
U.S. Government Agencies
Mortgage-Backed	$52,277	$(267)	$708	$(43)	$52,985	$(310)
Other	---	---	92	(8)	92	(8)
State, County and Municipal	5,053	(212)	---	---	5,053	(212)
Corporate Obligations	5,021	(630)	---	---	5,021	(630)
Asset-Backed Securities	668	(332)	---	---	668	(332)
	$63,019	$(1,441)	$800	$(51)	$63,819	$(1,492)

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

At March 31, 2009, the debt securities with unrealized losses have depreciated 1.35 percent from the Company’s amortized cost basis.  These securities are guaranteed by either U.S. Government or other governments.  These unrealized losses relate principally to current interest rates for similar type of securities.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition.  As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

(4) Loans

The composition of loans as of  March 31, 2009 and December 31, 2008 was as follows:

	March 31, 2009	December 31, 2008

Commercial, Financial and Agricultural	$83,418	$86,379
Real Estate – Construction	155,227	160,374
Real Estate – Farmland	55,708	54,159
Real Estate – Other	611,943	600,654
Installment Loans to Individuals	41,278	44,163
All Other Loans	15,248	15,308
	$962,822	$961,037

Part 1 (Continued)
Item 1 (Continued)

Nonaccrual loans are loans for which principal and interest are doubtful of collection in accordance with original loan terms and for which accruals of interest have been discontinued due to payment delinquency.  Nonaccrual loans totaled $40,129 and $35,124 as of March 31, 2009 and December 31, 2008, respectively and total recorded investment in loans past due 90 days or more and still accruing interest approximated $37 and $250, respectively.

 (5)  Allowance for Loan Losses

Transactions in the allowance for loan losses are summarized below for three months ended March 31, 2009 and March 31, 2008 as follows:

	March 31, 2009	March 31, 2008

Balance, Beginning	$17,016	$15,513
Provision Charged to Operating Expenses	4,225	1,071
Loans Charged Off	(2,345)	(1,431)
Loan Recoveries	100	67

Balance, Ending	$18,996	$15,220

(6)  Premises and Equipment

Premises and equipment are comprised of the following as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008

Land	$7,805	$7,805
Building	23,590	23,461
Furniture, Fixtures and Equipment	13,753	13,530
Leasehold Improvements	995	990
Construction in Progress	183	127
	46,326	45,913

Accumulated Depreciation	(16,747)	(16,241)
	$29,579	$29,672

Depreciation charged to operations totaled $506 and $481 for March 31, 2009 and March 31, 2008, respectively.

Certain Company facilities and equipment are leased under various operating leases.  Rental expense approximated $84 and $90 for three months ended March 31, 2009 and March 31, 2008, respectively.

Part 1 (Continued)
Item 1 (Continued)

(7)  Goodwill and Intangible Assets

The following is an analysis of the goodwill and core deposit intangible asset activity for the three months ended March 31, 2009 and March 31, 2008:
	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008

Goodwill
Balance, Beginning	$2,412	$2,412
Goodwill Acquired	--	--
Balance, Ending	$2,412	$2,412

Net Core Deposit, Intangible
Balance, Beginning	$367	$402
Amortization Expense	(9)	(9)
Balance, Ending	$358	$393

The following table reflects the expected amortization for the core deposit intangible at March 31, 2009:

2009	$27
2010	36
2011	36
2012	36
2013 and thereafter	223
$358

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

Assets measured at fair value at March 31, 2009 are as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for	Significant Other	Significant Unobservable
		Identical Assets	Observable	Inputs
	3/31/2009	(Level 1)	Inputs (Level 2)	(Level 3)
Securities Available for Sale

U.S. Government Agencies Mortgage-backed	$232,070	$ ---	$232,070	$ ---
State,County & Municipal	5,960	---	5,960	---
Corporate Obligations	6,114	---	5,614	500
Asset-Backed Securities	405	---	---	405
	$244,549	$ ---	$243,644	$905

Liabilities

The Company did not identify any liabilities that are required to be presented at fair value.

Part 1 (Continued)
Item 1 (Continued)

(9) Fair Value Measurements (Continued)

The table below presents a reconciliation and statement of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended March 31, 2009.

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)

Available
Sale Securities
(In Thousands)

Balance, Beginning	$1,427
Total Unrealized Gains (Losses) Included In
Net Income	---
Other Comprehensive Income	(522)
Purchases, Sales, Issuances and Settlements, Net	---
Transfers In and (Out) of Level 3	---

Balance, Ending	$905

10) Deposits

The aggregate amount of overdrawn deposit accounts reclassified as loan balances totaled $326 and $322 as of March 31, 2009 and December 31, 2008.

Components of interest-bearing deposits as of March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008
Interest-Bearing Demand	$211,936	$194,211
Savings	37,163	33,349
Time, $100,000 and Over	335,584	333,498
Other Time	356,647	368,437
	$941,330	$929,495

At March 31, 2009 and December 31, 2008, the Company had brokered deposits of $129,099 and $131,958, respectively.  Of the $129,099 brokered deposits at March 31, 2009, $21,800 represented Certificate of Deposits Account Registry Service (CDARS) reciprocal deposits in which customers placed core deposits into the CDARS program for FDIC insurance coverage and the Company received reciprocal brokered deposits in a like amount.  Thus, brokered deposits less the reciprocal deposits totaled $107,299 at March 31, 2009.  The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $100,000, was approximately $293,973 and $301,151 as of March 31, 2009 and December 31, 2008, respectively.

As of  March 31, 2009 and December 31, 2008,  the scheduled maturities of certificates of deposits are as follows:

Maturity	March 31, 2009	December 31, 2008
One Year and Under	$603,958	$632,562
One to Three Years	83,000	62,929
Three Years and Over	5,273	6,444
	$692,231	$701,935

Part 1 (Continued)
Item 1 (Continued)

(11) Securities Sold Under Repurchase Agreements

The Company has securities sold under repurchase agreements in the amount of $40,000 at March 31, 2009.  Barclay’s Master Repurchase Agreement originated on June 26, 2008 with the initial draw of $20,000 on June 30, 2008.  The Repurchase Agreement matures on June 30, 2011 and has a one-time call option on December 30, 2009.  Interest payments are due quarterly at a fixed rate of 3.34 percent.  The Repurchase Agreement is secured by U.S. Government mortgage-backed securities.

South Street Securities Master Repurchase Agreement originated on October 27, 2008 with the initial draw of $20,000 on October 31, 2008.  The Repurchase Agreement is overnight borrowing at a floating interest rate.  Interest payments are due monthly, and at March 31, 2009, the floating interest rate was 0.94 percent.  The Repurchase Agreement is secured by U.S. Government mortgage-backed securities.

(12) Other Borrowed Money

Other borrowed money at March 31, 2009 and December 31, 2008 is summarized as follows:

	March 31, 2009	December 31, 2008
Federal Home Loan Bank Advances	$91,000	$91,000

Advances from the Federal Home Loan Bank (FHLB) have maturities ranging from 2009 to 2019 and interest rates ranging from 0.45 percent to 5.93 percent.  Under the Blanket Agreement for Advances and Security Agreement  with the FHLB, residential first mortgage loans and cash balances held by the FHLB are pledged as collateral for the FHLB advances outstanding.  At March 31, 2009, the Company had available line of credit commitments totaling $187,520 of which $96,520 was available.

The aggregate stated maturities of  other borrowed money at March 31, 2009 are as follows:

Year	Amount
2009	$19,000
2010	1,000
2011	---
2012	41,000
2013 and Thereafter	30,000
$91,000

The Company also has available federal funds lines of credit with various financial institutions totaling $64,000, of which there was $1,178 outstanding amount at March 31, 2009.

(13) Preferred Stock and Warrants

On January 9, 2009, Colony sold 28,000 shares of preferred stock with a warrant to purchase 500,000 shares of the Company’s common stock, to the U.S. Treasury under the Treasury’s Capital Purchase Program.  The initial exercise price applicable to the warrant is $8.40 per share of common stock for which the warrant may be exercised.  The warrant may be exercised at any time on or before January 9, 2019.  The proceeds from the sale of $28 million were allocated between the preferred stock and the warrant based on their relative fair values at the time of the sale.  Of the $28 million in proceeds, $27.22 million was allocated to the preferred stock and $0.78 million was allocated to the warrant.  The discount recorded on the preferred stock that resulted from allocating a portion of the proceeds to the warrant is being accreted directly to retained earnings over a 5 year period applying a level yield.

The preferred stock qualifies as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter.  The preferred stock is redeemable at any time at $1,000 per share plus any accrued and unpaid dividends with the consent of the Company’s primary federal regulator.

(14) Subordinated Debentures (Trust Preferred Securities)

During the second quarter of 2004, the Company formed a third subsidiary whose sole purpose was to issue $4,500 in Trust Preferred Securities through a pool sponsored by FTN Financial Capital Markets.  The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions.  At March 31, 2009, the floating rate securities had a 4.00 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 2.68 percent.

Part 1 (Continued)
Item 1 (Continued)

(14) Subordinated Debentures (Trust Preferred Securities) (Continued)

During the second quarter of 2006, the Company formed a fourth subsidiary whose sole purpose was to issue $5,000 in Trust Preferred Securities through a pool sponsored by SunTrust Capital Markets.  The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions.  At March 31, 2009 the floating-rate securities had a 2.72 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 1.50 percent.

During the first quarter of 2007, the Company formed a fifth subsidiary whose sole purpose was to issue $9,000 in Trust Preferred Securities through a pool sponsored by Trapeza Capital Management, LLC.  The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions.  At March 31, 2009, the floating-rate securities had a 2.88 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 1.65 percent.  Proceeds from this issuance were used to payoff the trust preferred securities with the first subsidiary formed in March 2002 as the Company exercised its option to call.

During the third quarter of 2007, the Company formed a sixth subsidiary whose sole purpose was to issue $5,000 in Trust Preferred Securities through a pool sponsored by Trapeza Capital Management, LLC.  The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions.  At March 31, 2009, the floating-rate securities had a 2.57 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 1.40 percent.  Proceeds from this issuance were used to payoff the trust preferred securities with the second subsidiary formed in December 2002 as the Company exercised its option to call.

The Trust Preferred Securities are recorded as subordinated debentures on the consolidated balance sheets, but subject to certain limitations, qualify as Tier 1 Capital for regulatory capital purposes.  The proceeds from the offering were used to fund the cash portion of the Quitman acquisition, payoff holding company debt, and inject capital into bank subsidiaries.

The total aggregate principal amount of trust preferred certificates outstanding at March 31, 2009 was $23,500,000.  The total aggregate principal amount of subordinated debentures outstanding at March 31, 2009 was $24,229,000.

(15)  Restricted Stock – Unearned Compensation

In 1999, the board of directors of Colony Bankcorp, Inc. adopted a restricted stock grant plan which awards certain executive officers common shares of the Company.  The maximum number of shares (split-adjusted) which may be subject to restricted stock awards is 64,701.  To date, 77,052 split-adjusted shares have been issued under this plan and since the plan’s inception, 12,351 shares have been forfeited; thus, remaining shares which may be subject to restricted stock awards are none at March 31, 2009.  The shares are recorded at fair market value (on the date granted) as a separate component of stockholders’ equity.  The cost of these shares is being amortized against earnings using the straight-line method over three years (the restriction period.)

In April 2004, the stockholders of Colony Bankcorp, Inc. adopted a restricted stock grant plan which awards certain executive officers common shares of the Company.  The maximum number of shares which may be subject to restricted stock awards (split-adjusted) is 143,500.  To date, 53,256 shares have been issued under this plan and since the plan’s inception 8,148 shares have been forfeited, thus remaining shares which may be subject to restricted stock awards are 98,392 at March 31, 2009.  The shares are recorded at fair market value (on the date granted) as a separate component of stockholders’ equity.  The cost of these shares is being amortized against earnings using the straight-line method over three years (the restriction period).

(16) Profit Sharing Plan

The Company has a profit sharing plan that covers substantially all employees who meet certain age and service requirements.  It is the Company’s policy to make contributions to the plan as approved annually by the board of directors.  The provision for the three months ended March 31, 2009 was $52 compared to $155 for the three months ended March 31, 2008.  The total provision for contributions to the plan was $206 for 2008, $584 for 2007 and $663 for 2006.

(17) Commitments and Contingencies

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

Part 1 (Continued)
Item 1 (Continued)

(17) Commitments and Contingencies (Continued)

At March 31, 2009 and December 31, 2008 the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	March 31, 2009	December 31, 2008

Loan Commitments	$73,117	$73,610
Standby Letters of Credit	1,802	2,710

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

(18) Deferred Compensation Plan

Colony Bank, the wholly-owned subsidiary, has deferred compensation plans covering certain former directors and certain officers choosing to participate through individual deferred compensation contracts.  In accordance with terms of the contracts, the Bank is committed to pay the participant’s deferred compensation over a specified number of years, beginning at age 65.  In the event of a participant’s death before age 65, payments are made to the participant’s named beneficiary over a specified number of years, beginning on the first day of the month following the death of the participant.

Liabilities accrued under the plans totaled $1,108 and $1,123 as of March 31, 2009 and December 31, 2008, respectively.  Benefit payments under the contracts were $44 and $47 for the three month period ended March 31, 2009 and March 31, 2008, respectively.   Provisions charged to operations totaled $29 and $37 for the three month period ended March 31, 2009 and March 31, 2008, respectively.

Fee income recognized with deferred compensation plans totaled $100 and $61 for three month period ended March 31, 2009 and March 31, 2008, respectively.

(19) Regulatory Capital Matters

The amount of dividends payable to the parent company from the subsidiary bank is limited by various banking regulatory agencies.  Upon approval by regulatory authorities, the Bank may pay cash dividends to the parent company in excess of regulatory limitations.

The Company is subject to various regulatory capital requirements administered by federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and, possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve

Part 1 (Continued)
Item 1 (Continued)

(19) Regulatory Capital Matters (Continued)

quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  The amounts and ratios as defined in regulations are presented hereafter.  Management believes, as of March 31, 2009, the Company meets all capital adequacy requirements to which it is subject under the regulatory framework for prompt corrective action.  In the opinion of management, there are no conditions or events since prior notification of capital adequacy from the regulators that have changed the institution’s category.

The following table summarizes regulatory capital information as of March 31, 2009 and December 31, 2008 on a consolidated basis and for each significant subsidiary, as defined.

			For Capital		To Be Well Capitalized Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2009

Total Capital to Risk-Weighted Assets
Consolidated	$143,811	14.86%	$77,416	8.00%	NA	NA
Colony Bank	140,878	14.59	77,272	8.00	$96,591	10.00%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	131,630	13.60	38,708	4.00	NA	NA
Colony Bank	128,719	13.33	38,636	4.00	57,954	6.00

Tier 1 Capital to Average Assets
Consolidated	131,630	10.40	50,634	4.00	NA	NA
Colony Bank	128,719	10.19	50,521	4.00	63,151	5.00

			For Capital		To Be Well Capitalized Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008

Total Capital to Risk-Weighted Assets
Consolidated	$115,604	12.06%	$76,684	8.00%	NA	NA
Colony Bank	114,545	11.97	76,547	8.00	$95,684	10.00%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	103,560	10.80	38,342	4.00	NA	NA
Colony Bank	102,522	10.71	38,273	4.00	57,470	6.00

Tier 1 Capital to Average Assets
Consolidated	103,560	8.39	49,380	4.00	NA	NA
Colony Bank	102,522	8.33	49,205	4.00	61,506	5.00

Part 1 (Continued)
Item 1 (Continued)

(20) Financial Information of Colony Bankcorp, Inc. (Parent Only)

The parent company’s balance sheets as of March 31, 2009 and December 31, 2008 and the related statements of income and comprehensive income and cash flows are as follows:

COLONY BANKCORP, INC. (PARENT ONLY)
BALANCE SHEETS
MARCH 31, 2009 AND DECEMBER 31, 2008

ASSETS	March 31, 2009	December 31, 2008
	(Unaudited)

Cash	$1,793	$2
Premises and Equipment, Net	1,604	1,542
Investment in Subsidiaries, at Equity	130,673	105,506
Other	727	1,294

Totals Assets	$134,797	$108,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Dividends Payable	880	$703
Other	161	197
	1,041	900
Subordinated Debt	24,229	24,229

Stockholders’ Equity
Preferred Stock, Par Value $1,000 a Share; Authorized 10,000,000Shares, Issued 28,000 Shares as of March 31, 2009	27,250	---
Common Stock, Par Value $1 a Share; Authorized 20,000,000Shares, Issued 7,231,163 and 7,212,313 Shares as of March 31, 2009 and December 31, 2008, Respectively	7,231	7,212
Paid-In Capital	25,407	24,536
Retained Earnings	51,326	51,302
Restricted Stock - Unearned Compensation	(314)	(211)
Accumulated Other Comprehensive Income (Loss), Net of Tax	(1,373)	376
	109,527	83,215

Total Liabilities and Stockholders' Equity	$134,797	$108,344

Part 1 (Continued)
Item 1 (Continued)

(20) Financial Information of Colony Bankcorp, Inc. (Parent Only) (Continued)

COLONY BANKCORP, INC. (PARENT ONLY)
STATEMENT OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND MARCH 31, 2008
(UNAUDITED)

	MARCH 31, 2009	MARCH 31, 2008

Income
Dividends from Subsidiaries	$807	$1,262
Other	28	24
	835	1,286
Expenses
Interest	205	388
Salaries and Employee Benefits	215	258
Other	217	362
	637	1,008

Income Before Taxes and Equity in Undistributed Earnings of Subsidiaries	198	278
Income Tax (Benefits)	(193)	(312)

Income Before Taxes and Equity in Undistributed Earnings of Subsidiaries	391	590
Equity in Undistributed Earnings of Subsidiaries	687	1,623

Net Income	1,078	2,213

Preferred Stock Dividends	315	--

Net Income Available to Common Shareholders	763	2,213

Net Income	1,078	2,213

Other Comprehensive Income, Net of Tax
Gains on Securities Arising During Year	(220)	1,115
Reclassification Adjustment	(1,529)	(376)

Change in Net Unrealized Gains on Securities Available for Sale, Net of Reclassification Adjustment and Tax Effect	(1,749)	739

Comprehensive Income	$(671)	$2,952

Part 1 (Continued)
Item 1 (Continued)

(20) Financial Information of Colony Bankcorp, Inc. (Parent Only) (Continued)

COLONY BANKCORP, INC. (PARENT ONLY)
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND MARCH 31, 2008
(UNAUDITED)

	2009	2008
Cash Flows from Operating Activities
Net Income	$1,078	$2,213
Adjustments to Reconcile Net Income to Net Cash Provided from Operating Activities
Depreciation and Amortization	73	79
Equity in Undistributed Earnings of Subsidiary	(687)	(1,623)
Other	(244)	(34)
	220	635

Cash Flows from Investing Activities
Capital Infusion in Subsidiary	(25,500)	(850)
Purchases of Premises and Equipment	(86)	(2)
	(25,586)	(852)

Cash Flows from Financing Activities
Dividends Paid Preferred Stock	(140)	---
Dividends Paid Common Stock	(703)	(684)
Proceeds Allocated to Issuance of Preferred Stock	27,215	---
Proceeds Allocated to Warrants Issued	785	---
	27,157	(684)

Net Increase in Cash	1,791	(901)

Cash, Beginning	2	973

Cash, Ending	$1,793	$72

Part 1 (Continued)
Item 1 (Continued)

(21) Earnings Per Share

SFAS No. 128 establishes standards for computing and presenting basic and diluted earnings per share.  Basic earnings per share is calculated and presented based on income available to common stockholders divided by the weighted average number of shares outstanding during the reporting periods.  Diluted earnings per share reflects the potential dilution of restricted stock.  The following presents earnings per share for the three months ended March 31, 2009 and 2008, respectively, under the requirements of Statement 128:

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
Income	Numerator	Common Shares Denominator	EPS	Income Numerator	Common Shares Denominator	EPS

Basic EPS
Income Available to Common Stockholders	$763	7,203	$0.11	$2,213	7,192	$0.31

Dilutive Effect of Potential Common Stock
Restricted Stock		0			0

Diluted EPS
Income Available to Common Stockholders
After Assumed Conversions of Dilutive Securities	$763	7,203	$0.11	$2,213	7,192	$0.31

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

Part 1 (Continued)
Item 2 (Continued)

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of March 31, 2009 and 2008, and results of operations for each of three months in the periods ended March 31, 2009 and 2008. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 34 percent federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.

Dollar amounts in tables are stated in thousands, except for per share amounts.

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense.  Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities.  Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets.  Net income totaled $1.08 million, or $0.11 diluted per common share, in three months ended March 31, 2009 compared to $2.21 million, or $0.31 diluted per common share, in three months ended March 31, 2008.

Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

	Three Months Ended
	March 31

	2009	2008

Taxable-equivalent net interest income	$9,140	$9,699
Taxable-equivalent adjustment	80	94

Net interest income	9,060	9,605
Provision for possible loan losses	4,225	1,071
Noninterest income	3,962	2,371
Noninterest expense	7,361	7,757

Income before income taxes	$1,436	$3,148
Income Taxes	358	935

Net income	$1,078	$2,213

Preferred stock dividends	315	--

Net income available to common shareholders	$763	$2,213

Net Income per common share:
Basic	$0.11	$0.31
Diluted	$0.11	$0.31
Return on average assets	0.24%	0.74%
Return on average common equity	3.63%	10.38%

Part 1 (Continued)
Item 2 (Continued)

Net income for three months ended March 31, 2009 decreased $1.135 million, or 51.3 percent compared to the same period in 2008.  The decrease was primarily the result of a decrease of $0.545 million in net interest income and an increase of $3.154 million in provision for possible loan loss.  This was offset by an increase of $1.591 million in non-interest income, a decrease of $0.396 in non-
interest expense and a decrease of $0.577 in income taxes.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 69.57 percent of total revenue for three months ended March 31, 2009 and 80.20 percent for the same period a year ago.

Net interest margin is the taxable-equivalent net interest income as a percentage of average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Company’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit has ranged from 3.25 percent to 8.25 percent during 2001 to 2009.  At year end 2007, the prime rate was 7.25 percent and with the 400 basis point reduction during 2008 the prime rate at March 31, 2009 is currently at 3.25 percent.  The federal funds rate moved similar to prime rate with interest rates ranging from 0.25 percent to 5.25 percent during 2001 to 2009.  At year end 2007, the federal funds rate was 4.25 percent and with the 400 basis point reduction during 2008 the federal funds rate at March 31, 2009 is currently at 0.25 percent.  We anticipate the Federal Reserve tightening interest rate policy toward the latter part of 2009, which should improve Colony’s net interest margin.

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

Part 1 (Continued)
Item 2 (Continued)

Rate/Volume Analysis

The rate/volume analysis presented hereafter illustrates the change from March 31, 2008 to March 31, 2009 for each component of the taxable equivalent net interest income separated into the amount generated through volume changes and the amount generated by changes in the yields/rates.

	Changes from March 31, 2008 to March 31, 2009 (1)
($ in thousands)	Volume	Rate	Total

Interest Income
Loans, Net-taxable	$198	$(4,345)		$(4,147)

Investment Securities
Taxable	898	(516)		382
Tax-exempt	(55)	---		(55)
Total Investment Securities	843	(516)		327

Interest-Bearing Deposits in other Banks	(9)	(2)		(11)

Federal Funds Sold	(96)	(54)		(150)

Other Interest - Earning Assets	11	(95)		(84)
Total Interest Income	947	(5,012)		(4,065)

Interest Expense
Interest-Bearing Demand and
Savings Deposits	57	(572)		(515)
Time Deposits	(73)	(2,911)		(2,984)

Federal Funds Purchased	193	(221)		(28)
Subordinated Debentures	---	(183)		(183)
Other Borrowed Money	387	(183)		204

Total Interest Expense	564	(4,070)		(3,506)
Net Interest Income	$383	(942)	$	(559)

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

The Company maintains about 35 percent of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years. The liabilities to fund assets are primarily in short term certificate of deposits that mature within one year. This balance sheet composition has allowed the Company to be relatively constant with its net interest margin until 2008.  During 2006 interest rates increased 100 basis points and during 2007 interest rates decreased 100 basis points.  The 100 basis point decrease by the Federal Reserve in 2007 followed by 400 basis point decrease in 2008 resulted in significant pressure in net interest margins.  Net interest margin decreased to 3.06 percent for three months ended March 31, 2009 compared to 3.44 percent for the same period a year ago. Given the Federal Reserve’s aggressive posture during 2008 that ended the year with a range of 0 – 0.25 percent federal funds target rate, we anticipate a slightly improved net interest margin in 2009.

Taxable-equivalent net interest income for three months ended March 31, 2009 decreased $0.56 million, or 5.76 percent compared to the same period a year ago. The fluctuation between the comparable periods primarily resulted from the negative impact of the significant decrease in interest rates. The average volume of earning assets during three months ended March 31, 2009 increased  almost $65.9 million compared to the same period a year ago while over the same period the net interest margin decreased by 38 basis points from 3.44 percent to 3.06 percent.  Growth in average earning assets during 2009 and 2008 was primarily in loans and investment securities.  The decrease in the net interest margin in 2009 was primarily the result of the Federal Reserve reducing interest rates along with sluggish loan activity.

The average volume of loans increased $10.2 million in three months ended March 31, 2009 compared to the same period a year ago.  The average yield on loans decreased 181 basis points in three months ended March 31, 2009 compared to the same period a year ago.
The average volume of investment securities increased $67.53 million in three months ended March 31, 2009 compared to the same year ago period, while the average yield on investment securities decreased 96 basis points for the same period comparison.  Funding for this growth was primarily provided by other borrowed money and reduction in Federal funds sold.  The average volume of other borrowed money increased $55.04 million in three months ended March 31, 2009 compared to the same period a year ago.  The ratio of average interest-bearing deposits to total average deposits was 92.76 percent in three months ended March 31, 2009 compared to 92.1 percent in the same period a year ago.  This deposit mix, combined with a general decrease in market rates, had the effect of (i) decreasing the average cost of total deposits by 140 basis points in three months ended March 31, 2009 compared to the same period a year ago and, (ii) mitigating a portion of the impact of decreased yields on earning assets.

The Company’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 2.81 percent in three months ended March 31, 2009 compared to 3.04 percent in the same period a year ago. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $4.23 million in three months ended March 31, 2009 compared to $1.07 million in the same period a year ago.   See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Part 1 (Continued)
Item 2 (Continued)

NonInterest Income

The components of noninterest income were as follows:

	Three Months Ended
	March 31
	2009	2008

Service Charges on Deposit Accounts	$988	$1,165
Other Charges, Commissions and Fees	236	254
Other	319	213
Mortgage Fee Income	102	169
Securities Gains (Losses)	2,317	570

Total	$3,962	$2,371

Total noninterest income for three months ended March 31, 2009 increased $1,591 thousand, or 67.1 percent compared to the same period a year ago. Growth in noninterest income was primarily in securities gains.  Changes in these items and the other components of noninterest income are discussed in more detail below.

Service Charges on Deposit Accounts.  Service charges on deposit accounts for three months ended March 31, 2009 decreased $177 thousand, or 15.2 percent, compared to the same period a year ago.   The decrease was primarily due to a decrease in overdraft fees, which were mostly related to consumer and commercial accounts.

Mortgage Fee Income.  Mortgage fee income for three months ended March 31, 2009 decreased $67 thousand, or 39.6 percent, compared to the same period a year ago.   The company anticipates fee income to continue to show a decrease over the previous year due to the current mortgage market and slowing economy.

All Other Noninterest Income.  Other charges, commissions and fees and other income for three months ended March 31, 2009 increased $88 thousand, or 18.8 percent, compared to the same period a year ago.  The most significant increase was deferred ATM fees with $56 thousand for three months ended March 31, 2009 from $0 thousand for the same period a year ago.

Securities Gains.  The Company realized gains from the sale of securities of $2,317 thousand in first quarter 2009 compared to $570  thousand in first quarter 2008.

Noninterest Expense

The components of noninterest expense were as follows:

	Three Months Ended
	March 31
	2009	2008

Salaries and employee benefits	$3,807	$4,403
Occupancy and Equipment	1,009	1,007
Other	2,545	2,347

Total	$7,361	$7,757

Part 1 (Continued)
Item 2 (Continued)

Total noninterest expense for three months ended March 31, 2009 decreased $396 thousand, or 5.11 percent, compared to the same period a year ago. These items and the changes in the various components of noninterest expense are discussed in more detail below.

Salaries and Employee Benefits.  Salaries and employee benefits expense for three months ended March 31, 2009 decreased $596 thousand, or 13.54 percent, compared to the same period a year ago.  The  slowing economy and lack of growth resulted in decreases in headcount as a result of normal attrition and restructuring due to consolidation efforts initiated during 2008.

Occupancy and Equipment.  Occupancy and equipment expense has remained relatively flat in both periods with an increase of $2 thousand for three months ended March 31, 2009 compared to the same year ago period.

All Other Non-Interest Expense.  All other non-interest expense for three months ended March 31, 2009 increased $198 thousand, or 8.44 percent compared to the same year ago period.  Significant increases included FDIC assessment increasing to $404 thousand in first quarter 2009 compared to $118 thousand in first quarter 2008 and repossession/foreclosure expense increasing to $231 thousand from $144 thousand in the same period.

Sources and Uses of Funds

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the assets in which those funds are invested as a percentage of the Company’s average total assets for the period indicated. Average assets totaled $1.27 billion in three months ended March 31, 2009 compared to $1.19 billion in three months ended March 31, 2008.

	Three Months Ended
	March 31,
Source of Funds:	2009		2008
Deposits:
Noninterest –Bearing	$72,358	5.70%	78,489	6.60%
Interest-Bearing	926,814	73.06	920,196	77.32
Federal Funds Purchased	40,354	3.18	2,634	0.22
Long-term Debt and Other Borrowings	115,229	9.08	97,911	8.23
Other Noninterest-Bearing Liabilities	5,539	0.44	5,572	0.47
Equity Capital	108,318	8.54	85,260	7.16
Total	$1,268,612	100.00%	$1,190,062	100.00%

Uses of Funds:
Loans	$939,490	74.06%	$931,617	78.28%
Securities	222,422	17.53	154,896	13.02
Federal Funds Sold	6,980	0.55	18,500	1.55
Interest-Bearing Deposits in Other Banks	293	0.02	1,356	0.11
Other Interest-Earning Assets	6,273	0.50	5,527	0.47
Other Noninterest-Earning Assets	93,154	7.34	78,166	6.57
Total	$1,268,612	100.00%	$1,190,062	100.00%

Part 1 (Continued)
Item 2 (Continued)

Deposits continue to be the Company’s primary source of funding.  Over the comparable periods, the relative mix of deposits continues to be high in interest-bearing deposits.  Interest-bearing deposits totaled 92.76 percent of total average deposits in three months ended March 31, 2009 compared to 92.14 percent in the same period a year ago.

The Company primarily invests funds in loans and securities.  Loans continue to be the largest component of the Company’s mix of invested assets.  Total loans were $963 million at March 31, 2009, up 0.19 percent, compared to loans of $961 million at December 31, 2008.  See additional discussion regarding the Company’s loan portfolio in the section captioned “Loans” included elsewhere in this discussion.  The majority of funds provided by deposit growth have been invested in loans.

Loans

The following table presents the composition of the Company’s loan portfolio as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008

Commercial, Financial and Agricultural	$83,418	$86,379
Real Estate
Construction	155,227	160,374
Mortgage, Farmland	55,708	54,159
Mortgage, Other	611,943	600,654
Consumer	41,278	44,163
Other	15,248	15,308
	962,822	961,037
Unearned Interest and Fees	(152)	(179)
Allowance for Loan Losses	(18,996)	(17,016)

Loans	$943,674	$943,842

The following table presents total loans as of March 31, 2009 according to maturity distribution and/or repricing opportunity on adjustable rate loans:

Maturity and Repricing Opportunity	($ in Thousands)

One Year or Less	$605,612
After One Year through Three Years	290,559
After Three Years through Five Years	56,102
Over Five Years	10,549
$962,822

Overview. Loans totaled $962.8 million at March 31, 2009, up 0.19 percent from December 31, 2008 loans of $961 million.  The majority of the Company’s loan portfolio is comprised of the real estate loans-other, real estate construction and installment loans to individuals.  Real estate-other, which is primarily 1-4 family residential properties and nonfarm nonresidential properties, made up 63.56 percent and 62.5 percent of total loans, real estate construction made up 16.12 percent and 16.69 percent, while installment loans to individuals made up 4.29 percent and 4.60 percent of total loans at March 31, 2009 and December 31, 2008, respectively.  Real estate loans-other include both commercial and consumer balances.

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

Commercial, Financial and Agricultural.  Commercial, financial and agricultural loans at March 31, 2009 decreased 3.43 percent from December 31, 2008 to $83.4 million. The Company’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Company’s loan policy guidelines.

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

	March 31, 2009			December 31, 2008
		Period End Balances			Period End Balances
	Number of Relationships	Committed	Outstanding	Number of Relationships	Committed	Outstanding

Large Credit Relationships:
$10 million and greater	2	$27,032	$23,031	2	$27,605	$21,345
$5 million to $9.9 million	12	$74,064	$70,566	12	$74,679	$71,215

Maturities and Sensitivities of Loans to Changes in Interest Rates.  The following table presents the maturity distribution of the Company’s loans at March 31, 2009. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate.

Part 1 (Continued)
Item 2 (Continued)

	Due in One Year or Less	After One, but Within Three Years	After Three, but Within Five Years	After Five Years	Total

Loans with fixed interest rates	$274,372	$286,282	$56,082	$10,218	$626,954
Loans with floating interest rates	331,240	4,277	20	331	335,868

Total	$605,612	$290,559	$56,102	$10,549	$962,822

The Company may renew loans at maturity when requested by a customer whose financial strength appears to support such renewal or when such renewal appears to be in the Company’s best interest. In such instances, the Company generally requires payment of accrued interest and may adjust the rate of interest, require a principal reduction or modify other terms of the loan at the time of renewal.

Non-Performing Assets and Potential Problem Loans

Non-performing assets and accruing past due loans as of March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009	December 31, 2008

Loans accounted for on nonaccrual	$40,129	$35,124
Loans past due 90 days or more	37	250
Other real estate foreclosed	12,964	12,812
Total non-performing assets	$53,130	$48,186

Non-performing assets as a percentage of:
Total loans and foreclosed assets	5.45%	4.95%
Total assets	4.14%	3.85%
Accruing past due loans:
30-89 days past due	$20,286	$18,675
90 or more days past due	37	250
Total accruing past due loans	$20,323	$18,925

Non-performing assets include non-accrual loans, loans past due 90 days or more, restructured loans and foreclosed real estate.  Non-performing assets at March 31, 2009 increased 10.3 percent from December 31, 2008.

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

	March 31, 2009		December 31, 2008

	Reserve	% *	Reserve	% *
Commercial, Financial and Agricultural	$4,749	8%	$4,254	9%
Real Estate – Construction	3,135	16%	2,808	17%
Real Estate – Farmland	760	6%	681	6%
Real Estate – Other	6,648	64%	5,955	62%
Loans to Individuals	2,754	4%	2,467	4%
All other Loans	950	2%	851	2%
Total	$18,996	100%	$17,016	100%

*	Loan balance in each category expressed as a percentage of total end of period loans.

Part 1 (Continued)
Item 2 (Continued)

Activity in the allowance for loan losses is presented in the following table. There were no charge-offs or recoveries related to foreign loans during any of the periods presented.

The following table presents an analysis of the Company’s loan loss experience for the periods indicated.

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2009	March 31, 2008

Allowance for Loan Losses at Beginning of Quarter	$17,016	$15,513

Charge-Off
Commercial, Financial and Agricultural	85	251
Real Estate	1,918	1,035
Consumer	155	142
All Other	187	3
	2,345	1,431
Recoveries
Commercial, Financial and Agricultural	8	15
Real Estate	32	11
Consumer	60	29
All Other	---	12
	100	67

Net Charge-Offs	2,245	1,364

Provision for Loan Losses	4,225	1,071

Allowance for Loan Losses at End of Quarter	$18,996	$15,220

Ratio of Net Charge-Offs to Average Loans	0.23%	0.14%

The allowance for loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The provision for loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for loan losses increased $3,154 thousand from $1,071 thousand in three months ended March 31, 2008 to $4,225 thousand in three months ended March 31, 2009.  Provisions were higher in 2009 compared to 2008 primarily due to the elevated risk of residential real estate and land development loans given the downturn in the real estate market during 2007 and 2008.  Nonperforming assets as a percentage of total loans and foreclosed assets increased to 5.45 percent at March 31, 2009 compared to 1.92 percent at March 31, 2008 and 4.95 percent at December 31, 2008.

Net charge-offs in three months ended March 31, 2009 increased $881 thousand compared to the same period a year ago.  Net charge-offs of 0.23 percent for first quarter 2009 annualize to 0.92 percent for the year.  Net charge-offs were fairly consistent during 2007, 2006 and 2005; however, the net charge-offs increased significantly in 2008 primarily from the write-down of non-performing credits to appraised values.  We anticipate an elevated amount of charge-offs in 2009 as problem credits run through the collection process to resolution.

Management believes the level of the allowance for loan losses was appropriate as of March 31, 2009. Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for possible loan losses.

Part 1 (Continued)
Item 2 (Continued)

Investment Portfolio

The following table presents carrying values of investment securities held by the Company as of March 31, 2009 and December 31, 2008.

($ in thousands)	March 31, 2009		December 31, 2008

U.S. Government Agencies	$	---	$	---
State, County and Municipal		6,022		9,110
Corporate Obligations		6,114		6,176
Marketable Equity Securities		---		---
Asset-Backed Securities		405		668

Investment Securities		12,541		15,954
Mortgage-Backed Securities		232,070		191,750
Total Investment Securities and
Mortgage-Backed Securities		$244,611		$207,704

The following table represents maturities and weighted-average yields of investment securities held by the Company as of March 31, 2009.  (Mortgage-backed securities are based on the average life at the projected speed, while Agencies and State and Political subdivisions reflect anticipated calls being exercised.)

	Within 1 Year		After 1 Year But Within 5 Years		After 5 Years But Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Mortgage-Backed Securities	$10,659	3.43%	$191,935	3.63%	$20,725	3.93%	$8,751	4.52%

State, County and Municipal	2,817	3.97	579	4.28	2,626	3.74	-	-

Corporate Obligations	2,228	6.99	2,262	5.41	1,124	5.67	500	7.11

Asset-Backed Securities	-	-	-	-	-	-	405	6.33

Total Investment Portfolio	$15,704	4.03%	$194,776	3.65%	$24,475	3.99%	$9,656	4.73%

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

At March 31, 2009, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10 percent of the Company’s shareholders’ equity.

The average yield of the securities portfolio was 4.14 percent in three months ended March 31, 2009 compared to 5.10 percent in the same period a year ago. The decrease in the average yield over the comparable periods primarily resulted from the lower interest rate environment.

Part 1 (Continued)
Item 2 (Continued)

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the three months period ended March 31, 2009 and March 31, 2008.

	March 31, 2009		March 31, 2008
	Average	Average	Average	Average
($ in thousands)	Amount	Rate	Amount	Rate

Noninterest-Bearing Demand Deposits	$72,358		$78,489
Interest-Bearing Demand and Savings Deposits	232,967	0.85%	220,454	1.83%
Time Deposits	693,847	3.27%	699,742	4.96%

Total Deposits	$999,172	2.47%	$998,685	3.87%

The following table presents the maturities of the Company's time deposits as of March 31, 2009.

	Time	Time
	Deposits	Deposits
	$100,000	Less Than
($ in thousands)	or Greater	$100,000	Total

Months to Maturity
3 or Less	$123,022	$88,920	$211,942
Over 3 through 12 Months	170,951	221,065	392,016
Over 12 Months through 36 Months	39,853	43,148	83,001
Over 36 Months	1,758	3,514	5,272

	$335,584	$356,647	$692,231

Average deposits increased $0.49 million to $999.2 million at March 31, 2009 from $998.7 million at March 31, 2008.  The increase   included a decrease of $6.1 million, or 7.81 percent, related to noninterest-bearing deposits.  Accordingly the ratio of average noninterest-bearing deposits to total average deposits was 7.24 percent for three months ended March 31, 2009 compared to 7.86  percent for three months ended March 31, 2008.  The general decrease in market rates, had the effect of (i) decreasing the average cost of total deposits by 140 basis points in three months ended March 31, 2009 compared to the same period a year ago; and (ii) mitigating a portion of the impact of decreasing yields on earning assets.

Total average interest-bearing deposits increased $7 million, or 0.72 percent in three months ended March 31, 2009 compared to the same period a year ago.  The increase in average deposits at March 31, 2009 compared to March 31, 2008 was in interest bearing demand and savings deposits.  With the current interest rate environment, it appears that many customers continue to maintain time deposit accounts, with the prevalent investment period continuing to be short term time deposits.

Off-Balance-Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of March 31, 2009. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

Part 1 (Continued)
Item 2 (Continued)

	Payments Due by Period
	1 Year or Less		More than 1 Year but Less Than 3 Years		3 Years or More but Less Than 5 Years		5 Years or More	Total
Contractual obligations:
Subordinated debentures	$	----	$	----	$	----	$24,229	$24,229
Federal Funds Purchased		1,178		----		----	----	1,178
Securities Sold Under Agreements to Repurchase		20,000		20,000		----	----	40,000
Federal Home Loan Bank advances		20,000		13,500		27,500	30,000	91,000
Operating leases		129		252		180	10	571
Deposits with stated maturity dates		603,958		83,001		5,223	49	692,231

		645,265		116,753		32,903	54,288	849,209
Other commitments:
Loan commitments		73,117		----		----	----	73,117
Standby letters of credit		1,802		----		----	----	1,802
Construction Contracts		----		----		----	----	----

		74,919		----		----	----	74,919
Total contractual obligations and
Other commitments		$720,184		$116,753		$32,903	$54,288	$924,128

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

Loan Commitments. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for possible loan losses. Loan commitments outstanding at March 31, 2009 are included in the table above.

Standby Letters of Credit.  Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. The Company’s policies generally require that standby letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby  letters of credit outstanding at March 31, 2009 are included in the table above.

Capital and Liquidity

At March 31, 2009, stockholders’ equity totaled $109.5 million compared to $83.2 million at December 31, 2008. In addition to net income of $1.08 million, other significant changes in stockholders’ equity during three months ended March 31, 2009 included  $1.02 million of dividends declared and an increase of $48 thousand resulting from the amortization of the stock grant plan. The Company increased stockholders’ equity by $28 million through the sale of preferred stock and warrants to U.S. Treasury Department during first quarter 2009.  The accumulated other comprehensive income (loss) component of stockholders’ equity totaled $(1,373) thousand at March 31, 2009 compared to $376 thousand at December 31, 2008. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale. Under regulatory requirements, the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. Tier 1 capital consists of common stock and qualifying preferred stockholders’ equity less goodwill.  Tier 2 capital consists of certain convertible, subordinated and other qualifying debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets.  The Company has no Tier 2 capital other than the allowance for loan losses and gain on marketable equity securities.

Part 1 (Continued)
Item 2 (Continued)

Using the capital requirements presently in effect, the Tier 1 ratio as of March 31, 2009 was 13.60 percent and total Tier 1 and 2 risk-based capital was 14.86 percent.  Both of these measures compare favorably with the regulatory minimum of 4 percent for Tier 1 and 8 percent for total risk-based capital.  The Company’s Tier 1 leverage ratio as of March 31, 2009 was 10.40 percent, which exceeds the required ratio standard of 4 percent.

For three months ended March 31, 2009, average capital was $108.3 million, representing 8.5 percent of average assets for the year.   This compares to 7.16 percent for three months ended March 31, 2008 and 7.0 percent for calendar year 2008.

The Company declared cash dividends of $.0975 per common share during the first quarter of 2009, and a cash dividend of $0.0975 per common share during the first quarter of 2008, respectively.  This equates to a dividend payout ratio of 88.64 percent for first quarter 2009 compared to 31.45 percent for the same period a year ago.

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

The investment portfolio provides a ready means to raise cash if liquidity needs arise.  As of March 31 2009, the Company held $244.6 million in bonds (excluding FHLB stock), at current market value in the available for sale portfolio.  At December 31, 2008, the available for sale bond portfolio totaled $207.6 million.  Only marketable investment grade bonds are purchased.  Although most of the banks’ bond portfolios are encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for a sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it primarily determines the Company’s liquidity posture.  Colony had ratios of loans to deposits of 95.2 percent as of March 31, 2009 and 95.4 percent at December 31, 2008.  Management employs alternative funding sources when deposit balances will not meet loan demands.  The ratios of loans to all funding sources (excluding Subordinated Debentures) at March 31, 2009 and December 31, 2008 were 84.2 percent and 84.3 percent, respectively.  Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources.  The stability of the banks’ core deposit base is an important factor in Colony’s liquidity position.  A heavy percentage of the deposit base is comprised of accounts of individuals and small business with comprehensive banking relationships and limited volatility.  At March 31, 2009 and December 31, 2008, the banks had $335.6 million and $333.5 million in certificates of deposit of $100,000 or more.  These larger deposits represented 33.2 percent and 33.1 percent of respective total deposits.  Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed.  Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

Local market deposit sources proved insufficient to fund the strong loan growth trends at Colony over the past several years.  The Company supplemented deposit sources with brokered deposits.  As of March 31, 2009, the Company had $129.1 million, or 12.7  percent of total deposits, in brokered certificates of deposit attracted by external third parties.  Additionally, the banks use external wholesale or Internet services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed.

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

Liability liquidity is provided by access to funding sources which include core deposits.  Should the need arise, the Company also maintains relationships with the Federal Home Loan Bank and several correspondent banks that can provide funds on short notice.  Since Colony is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from subsidiary banks and borrowings from outside sources.

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

Part 1 (Continued)
Item 2 (Continued)

Return on Assets and Stockholders’ Equity

The following table presents selected financial ratios for each of the periods indicated.

	Three Months Ended
	March 31
	2009	2008

Return on Average Assets (1)	0.24%	0.74%
Return on Average Common Equity (1)	3.63%	10.38%
Common Stock Dividend Payout (1)	88.64%	31.45%
Avg. Common Equity to Avg. Assets	6.63%	7.16%
Dividends Declared On Common Stock	$0.0975	$0.0975

(1) Computed using net income available to common shareholders

Future Outlook

During 2008, the financial services industry experienced tremendous adversities as a result of the collapse of the real estate markets across the country.  Colony, like most banking companies, has been affected by these economic challenges that started with a rapid stall of real estate sales and development throughout the country.  We anticipate 2009 to be a difficult and challenging period as we work toward resolution of problem assets.

Also during 2008, Colony made significant strides to reduce our operating leverage by seeking a more efficient structure and more consistent products and services throughout the company.  We successfully completed the consolidation of our seven banking subsidiaries into the single banking company – Colony Bank.  The momentum created by this strategic move will allow Colony to improve future profitability while better positioning the company to take advantage of future growth opportunities.  In response to the elevated risk of residential real estate and land development loans, management has extensively reviewed our loan portfolio with a particular emphasis on our residential and land development real estate exposure.  Senior management with experience in problem loan workouts have been identified and assigned responsibility to oversee the workout and resolution of problem loans.  The Company will continue to closely monitor our real estate dependent loans throughout the company and focus on asset quality during this economic downturn.  Focus during 2009 will be directed toward addressing and bringing resolution to problem assets.

On January 9, 2009, Colony consummated the sale of $28,000,000 in preferred stock and related warrants to the U.S. Treasury Department in the U.S. Treasury Capital Program (“CPP”).  Colony elected to participate to take advantage of the likely one-time opportunity to receive a very low-cost source of capital.  Colony’s participation in the CPP strengthens its current well-capitalized position and increases liquidity.  Colony management believes maintenance of capital at elevated levels during the current challenging economic environment is desirable.  In the spirit of the program Colony anticipates using this capital to expand its business through extension of credit to worthy borrowers, to purchase mortgage-backed securities pooled and issued by Freddie Mac, Fannie Mae, and Ginnie Mae to enhance the housing market and to reduce brokered deposits on our books.  Utilization of these funds during first quarter 2009 were new and renewed loan originations totaling $198 million, of which $79 million represented new loan extensions either funded or committed.  Also, new mortgage-back securities purchased during first quarter 2009 resulted in a net increase of mortgage-backed security holdings of approximately $38 million.

BUSINESS
General

Colony Bankcorp, Inc. (the “Company” or “Colony”) is a Georgia business corporation which was incorporated on November 8, 1982.  The Company was organized for the purpose of operating as a bank holding company under the Federal Bank Holding Company Act of 1956, as amended, and the bank holding company laws of Georgia (Georgia Laws 1976, p. 168, et. seq.).  On July 22, 1983, the Company, after obtaining the requisite regulatory approvals, acquired 100 percent of the issued and outstanding common stock of Colony Bank (formerly Colony Bank of Fitzgerald and The Bank of Fitzgerald), Fitzgerald, Georgia, through the merger of the Bank with a subsidiary of the Company which was created for the purpose of organizing the Bank into a one-bank holding company.  Since that time, Colony Bank has operated as a wholly-owned subsidiary of the Company.  Our business is conducted primarily through our wholly-owned subsidiary, which provides a broad range of banking services to its retail and commercial customers.  The company headquarters are located at 115 South Grant Street, Fitzgerald, Georgia 31750, its telephone number is 229-426-6000 and its Internet address is http://www.colonybank.com.  We operate twenty-eight domestic banking offices and one mortgage company office and at March 31, 2009, we had approximately $1.28 billion in total assets, $943.67 million in total loans, $1.01 billion in total deposits and $109.5 million in stockholder’s equity.  Deposits are insured, up to applicable limits, by the Federal Deposit Insurance Corporation.

Part 1 (Continued)
Item 2 (Continued)

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

Colony Bank – Banking Services

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

Part 1 (Continued)
Item 2 (Continued)

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

On April 2, 1998, the Company was listed on Nasdaq National Market.  The Company’s common stock trades on the Nasdaq Stock Market under the symbol “CBAN”.  The Company presently has approximately 2,074 shareholders as of March 31, 2009.  “The Nasdaq Stock Market” or “Nasdaq” is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting and order execution systems.  This market also provides specialized automation services for screen-based negotiations of transactions, on-line comparison of transactions, and a range of informational services tailored to the needs of the securities industry, investors and issuers.  The Nasdaq Stock Market is operated by The Nasdaq Stock Market, Inc., a wholly-owned subsidiary of the National Association of Securities Dealers,  Inc.

Part 1 (Continued)
Item 3

Quantitative and Qualitative Disclosures About Market Risk

AVERAGE BALANCE SHEETS	Three Months Ended			Three Months Ended
	March 31, 2009			March 31, 2008
	Average	Income/	Yields/	Average	Income/	Yields/
($ in thousands)	Balances	Expense	Rates	Balances	Expense	Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Interest and fees
Taxable (1)	$957,307	$14,233	5.95%	$947,117	$18,380	7.76%
Investment Securities
Taxable	213,522	2,173	4.07%	142,242	1,791	5.04%
Tax-Exempt (2)	8,900	129	5.80%	12,654	184	5.82%
Total Investment Securities	222,422	2,302	4.14%	154,896	1,975	5.10%
Interest-Bearing Deposits	293	--	--	1,356	11	3.24%
Federal Funds Sold	6,980	5	0.29%	18,500	155	3.35%
Interest-Bearing Other Assets	6,273	--	--	5,527	84	6.08%
Total Interest-Earning Assets	1,193,275	$16,540	5.54%	1,127,396	$20,605	7.31%
Non-interest-Earning Assets
Cash and Cash Equivalents	28,096			22,712
Allowance for Loan Losses	(17,817)			(15,500)
Other Assets	65,058			55,454
Total Noninterest-Earning Assets	75,337			62,666
Total Assets	$1,268,612			$1,190,062
Liabilities and Stockholders' Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$232,967	$494	0.85%	$220,454	$1,009	1.83%
Other Time	693,847	5,679	3.27%	699,742	8,663	4.96%
Total Interest-Bearing Deposits	926,814	6,173	2.66%	920,196	9,672	4.20%
Other Interest-Bearing Liabilities
Other Borrowed Money	91,000	791	3.48%	73,682	819	4.45%
Subordinated Debentures	24,229	205	3.38%	24,229	388	6.41%
Federal Funds Purchased and Repurchase Agreements	40,354	231	2.29%	2,634	27	4.10%
Total Other Interest-Bearing Liabilities	155,583	1,227	3.15%	100,545	1,234	4.91%
Total Interest-Bearing Liabilities	1,082,397	$7,400	2.73%	1,020,741	$10,906	4.27%
Noninterest-Bearing Liabilities and Stockholders' Equity
Demand Deposits	72,358			78,489
Other Liabilities	5,539			5,572
Stockholders' Equity	108,318			85,260
Total Noninterest-Bearing Liabilities and Stockholders' Equity	186,215			169,321
Total Liabilities and Stockholders' Equity	$1,268,612			$1,190,062

Interest Rate Spread			2.81%			3.04%
Net Interest Income		$9,140			$9,699
Net Interest Margin			3.06%			3.44%

(1)
The average balance of loans includes the average balance of nonaccrual loans.  Income on such loans is recognized and recorded on the cash basis.  Taxable equivalent adjustments totaling $36 and $31 for three month periods ended March 31, 2009 and 2008, respectively, are included in tax-exempt interest on loans.

(2)
Taxable-equivalent adjustments totaling $44 and $62 for three month periods ended March 31, 2009 and 2008, respectively, are included in tax-exempt interest on investment securities.  The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

Part 1 (Continued)
Item 3  (Continued)

Colony Bankcorp, Inc. and Subsidiary
Interest Rate Sensitivity

The following table is an analysis of the Company’s interest rate-sensitivity position at March 31, 2009.  The interest-bearing rate-sensitivity gap, which is the difference between interest-earning assets and interest-bearing liabilities by repricing period, is based upon maturity or first repricing opportunity, along with a cumulative interest rate-sensitivity gap.  It is important to note that the table indicates a position at a specific point in time and may not be reflective of positions at other times during the year or in subsequent periods.  Major changes in the gap position can be, and are, made promptly as market outlooks change.

	Assets and Liabilities Repricing Within

	3 Months	4 to 12		1 to 5	Over 5
	or Less	Months	1 Year	Years	Years	Total
($ in Thousands)

EARNING ASSETS:
Interest-Bearing Deposits	$373	$ ---	$373	$ ---	$ ---	$373
Federal Funds Sold	---	---	---	---	---	---
Investment Securities	5,022	4,005	9,027	201,127	34,457	244,611
Loans, Net of Unearned Income	446,562	158,974	605,536	346,585	10,549	962,670
Other Interest-Bearing Assets	6,345	---	6,345	---	---	6,345

Total Interest-Earning Assets	458,302	162,979	621,281	547,712	45,006	1,213,999

INTEREST-BEARING LIABILITIES:
Interest-Bearing Demand Deposits (1)	211,936	---	211,936	---	---	211,936
Savings (1)	37,163	---	37,163	---	---	37,163
Time Deposits	211,942	392,016	603,958	88,224	49	692,231
Other Borrowings (2)	22,000	1,000	23,000	41,000	27,000	91,000
Subordinated Debentures	24,229	---	24,229	---	---	24,229
Federal Funds Purchased	1,178	---	1,178	---	---	1,178
Securities Sold Under Agreement to Repurchase	20,000	---	20,000	20,000	---	40,000

Total Interest-Bearing Liabilities	528,448	393,016	921,464	149,224	27,049	1,097,737

Interest Rate-Sensitivity Gap	(70,146)	(230,037)	(300,183)	398,488	17,957	116,262

Cumulative Interest-Sensitivity Gap	$(70,146)	$(300,183)	$(300,183)	$98,305	$116,262

Interest Rate-Sensivitiy Gap as a Percentage of Interest-Earning Assets	(5.78)%	(18.95)%	(24.73)%	32.82%	1.48%

Cumulative Interest Rate-Sensitivity as as a Percentage of Interest-Earning Assets	(5.78)%	(24.73)%	(24.73)%	8.10%	9.58%

(1)	Interest-bearing Demand and Savings Accounts for repricing purposes are considered to reprice within 3 months or less.
(2)	Short-term borrowings for repricing purposes are considered to reprice within 3 months or less.

Part 1 (Continued)
Item 3  (Continued)

The foregoing table indicates that we had a one year negative gap of ($300) million, or (24.73) percent of total assets at March 31, 2009.  In theory, this would indicate that at March 31, 2009, $300 million more in liabilities than assets would reprice if there were a change in interest rates over the next 365 days.  Thus, if interest rates were to decline, the gap would indicate a resulting increase in net interest margin.  However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity.  In addition, the interest rate spread between an asset and our supporting liability can vary significantly while the timing of repricing of both the assets and our supporting liability can remain the same, thus impacting net interest income.  This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposits.

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

Part II (Continued)
Item   6 (Continued)

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None

ITEM 1A – RISK FACTORS

During the period covered by this report, there have been no material changes from risk factors as previously disclosed in the registrant’s Form 10-K filed on March 13, 2009 in response to Item 1A to Part I of Form 10-K.

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

3.3	Article of Amendment to the Company’s Articles of Incorporation Authorizing Additional Capital Stock in the Form of Ten Million Shares of Preferred Stock

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

Part II (Continued)
Item   6 (Continued)

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

- filed as Exhibit 10(a) to the Registrant’s Registration Statement on Form 10 (File No. 000-18486), filed with the Commission on April 25, 1990 and incorporated herein by reference.

10.2	Profit-Sharing Plan Dated January 1, 1979

- filed as Exhibit 10(b) to the Registrant’s Registration Statement on Form 10 (File No. 000-18486), filed with the Commission on April 25, 1990 and incorporated herein by reference.

10.3	1999 Restricted Stock Grant Plan and Restricted Stock Grant Agreement

- filed as Exhibit 10(c) to the Registrant’s Annual Report on Form 10-K (File No. 000-12436), filed with the  Commission on March 30, 2001 and incorporated herein by reference.

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

10.6
Letter Agreement, Dated January 9, 2009, Including Securities Purchase Agreement – Standard Terms Incorporated by Reference Therein, Between the Company and the United States Department of the Treasury

- filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-12436), filed with the Commission on January 13, 2009 and incorporated herein by reference.

10.7	Form of Waiver, Executed by Each of Messrs Al D. Ross, Terry L. Hester, Henry F. Brown, Jr., Walter P. Patten and Larry E. Stevenson

- filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-12436), filed with the  Commission on January 13, 2009 and incorporated herein by reference.

Part II (Continued)
Item   6 (Continued)

11.1	Statement of Computation of Earnings Per Share

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial and Accounting Officer Pursuant to Section 302 of Sarbanes – Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Al D. Ross
Date: May 8, 2009	Al D. Ross,
President and Chief Executive Officer

/s/ Terry L. Hester
Date: May 8, 2009	Terry L. Hester, Executive Vice President and
Chief Financial Officer