Form 10-Q
period 2009-06-30
COLONY BANKCORP INC
filed 2009-08-07
CIK 711669

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 30, 2009	COMMISSION FILE NUMBER 0-12436

COLONY BANKCORP, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

GEORGIA	58-1492391
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS SUBMITTED ELECTRONICALLY AND POSTED ON ITS CORPORATE WEB SITE, IF ANY, EVERY INTERACTIVE DATA FILE REQUIRED TO BE SUBMITTED AND POSTED PURSUANT TO RULE 405 OF REGULATION S-T (§232.405 OF THIS CHAPTER) DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO SUBMIT AND POST SUCH FILES).

YES ☐	NO ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, A NONACCELERATED FILER OR A SMALLER REPORTING COMPANY.   SEE DEFINITIONS OF ACCELERATED FILER, LARGE ACCELERATED FILER AND SMALLER REPORTING COMPANY IN RULE 12b-2 OF THE EXCHANGE ACT.  (CHECK ONE)

LARGE ACCELERATED FILER ☐	ACCELERATED FILER ☒
NON ACCELERATED FILER ☐	SMALLER REPORTING COMPANY ☐
(DO NOT CHECK IF A SMALLER REPORTING COMPANY)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE ACT).

YES ☐	NO ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS	OUTSTANDING AT AUGUST 7, 2009
COMMON STOCK, $1 PAR VALUE	7,229,163

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

PART 1.   FINANCIAL INFORMATION
ITEM 1.

FINANCIAL STATEMENTS

THE FOLLOWING FINANCIAL STATEMENTS ARE PROVIDED FOR COLONY BANKCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY BANK, COLONY BANK

A.	CONSOLIDATED BALANCE SHEETS – JUNE 30, 2009 AND DECEMBER 31, 2008.

B.	CONSOLIDATED STATEMENTS OF INCOME – FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008 AND FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008.

C.	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008 AND FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008.

D.	CONSOLIDATED STATEMENTS OF CASH FLOWS – FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008.

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING SOLELY OF NORMAL RECURRING ADJUSTMENTS) NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2009 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

Part I (Continued)
Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2009 AND DECEMBER 31, 2008
(DOLLARS IN THOUSANDS)

	June 30, 2009	December 31, 2008
ASSETS	(Unaudited)	(Audited)

Cash and Cash Equivalents
Cash and Due from Banks	$23,441	$29,427
Federal Funds Sold	--	31
	23,441	29,458
Interest-Bearing Deposits	229	147
Investment Securities
Available for Sale, at Fair Value	249,850	207,645
Held to Maturity, at Cost (Fair Value of $62 and $63, as of June 30, 2009 and December 31, 2008, Respectively)	58	60
	249,908	207,705

Federal Home Loan Bank Stock, at Cost	6,345	6,272
Loans	963,829	961,037
Allowance for Loan Losses	(18,375)	(17,016)
Unearned Interest and Fees	(145)	(179)
	945,309	943,842
Premises and Equipment	29,369	29,672
Other Real Estate	13,040	12,812
Goodwill	2,412	2,412
Other Intangible Assets	349	367
Other Assets	24,173	20,095
Total Assets	$1,294,575	$1,252,782

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest-Bearing	$71,370	$77,497
Interest-Bearing	945,169	929,495
	1,016,539	1,006,992
Borrowed Money
Federal Funds Purchased	12,697	2,274
Securities Sold Under Agreements to Repurchase	40,000	40,000
Subordinated Debentures	24,229	24,229
Other Borrowed Money	91,000	91,000
	167,926	157,503

Other Liabilities	6,416	5,072
Commitments and Contingencies
Stockholders' Equity
Preferred Stock, Par Value $1,000 a Share, Authorized 10,000,000 Shares, Issued 28,000 Shares	27,285	--
Common Stock, Par Value $1 a Share, Authorized 20,000,000 Shares, Issued 7,229,163 and 7,212,313 Shares as of June 30, 2009 and December 31, 2008, Respectively	7,229	7,212
Paid-In Capital	25,393	24,536
Retained Earnings	44,190	51,302
Restricted Stock - Unearned Compensation	(252)	(211)
Accumulated Other Comprehensive Income (Loss), Net of Tax	(151)	376
	103,694	83,215
Total Liabilities and Stockholders' Equity	$1,294,575	$1,252,782

The accompanying notes are an integral part of these statements.

Part I (Continued)
Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 2009 AND 2008
AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	6/30/2009	6/30/2008	6/30/2009	6/30/2008
Interest Income
Loans, Including Fees	$14,576	$16,742	$28,773	$35,091
Federal Funds Sold	6	84	11	239
Deposits with Other Banks	--	9	--	20
Investment Securities
U.S. Government Agencies	1,907	1,586	3,954	3,267
State, County and Municipal	60	92	148	230
Corporate Obligations and Asset-Backed Securities	90	85	213	179
Dividends on Other Investments	--	82	--	166
	16,639	18,680	33,099	39,192
Interest Expense
Deposits	5,553	8,475	11,726	18,147
Federal Funds Purchased	204	24	436	52
Borrowed Money	943	1,138	1,938	2,345
	6,700	9,637	14,100	20,544

Net Interest Income	9,939	9,043	18,999	18,648
Provision for Loan Losses	13,355	4,071	17,580	5,142
Net Interest Income After Provision for Loan Losses	(3,416)	4,972	1,419	13,506

Noninterest Income
Service Charges on Deposits	1,042	1,173	2,030	2,338
Other Service Charges, Commissions and Fees	252	241	488	495
Mortgage Fee Income	129	174	231	343
Securities Gains	221	614	2,538	1,184
Other	360	832	679	1,045
	2,004	3,034	5,966	5,405
Noninterest Expenses
Salaries and Employee Benefits	3,583	4,029	7,390	8,432
Occupancy and Equipment	1,041	1,061	2,050	2,068
Other	3,679	2,624	6,224	4,971
	8,303	7,714	15,664	15,471

Income Before Income Taxes	(9,715)	292	(8,279)	3,440
Income Taxes	(3,318)	--	(2,960)	935
Net Income (Loss)	(6,397)	292	(5,319)	2,505
Preferred Stock Dividends	350	--	665	--
Net Income (Loss) Available to Common Stockholders	$(6,747)	$292	$(5,984)	$2,505
Net Income (Loss) Per Share of Common Stock
Basic	$(0.94)	$0.04	$(0.83)	$0.35
Diluted	$(0.94)	$0.04	$(0.83)	$0.35
Cash Dividends Declared Per Share of Common Stock	$0.05	$0.10	$0.15	$0.20
Weighted Average Basic Shares Outstanding	7,209,865	7,197,607	7,206,275	7,194,734
Weighted Average Diluted Shares Outstanding	7,209,865	7,197,607	7,206,275	7,194,734

The accompanying notes are an integral part of these statements.

Part I (Continued)
Item 1 (Continued)

COLONY BANKCORP INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2009 AND 2008
AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	06/30/09	06/30/08	06/30/09	06/30/08

Net Income (Loss)	$(6,397)	$292	$(5,319)	$2,505

Other Comprehensive Income (Loss), Net of Tax
Gains (Losses) on Securities Arising During the Year	1,368	(1,426)	1,148	(311)
Reclassification Adjustment	(146)	(405)	(1,675)	(781)

Change in Net Unrealized Gains (Losses) on Securities Available for Sale, Net of Reclassification Adjustment and Tax Effect	1,222	(1,831)	(527)	(1,092)

Comprehensive Income (Loss)	$(5,175)	$(1,539)	$(5,846)	$1,413

The accompanying notes are an integral part of these statements.

Part I (Continued)
Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(5,319)	$2,505
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	1,013	992
Provision for Loan Losses	17,580	5,142
Securities Gains	(2,538)	(1,184)
Amortization and Accretion	1,713	320
Loss on Sale of Other Real Estate and Repossessions	13	42
Gain on Sale of Property/Equipment	(75)	(10)
Cash Surrender Value of Life Insurance	(112)	(142)
Decrease (Increase) in Other Prepaids, Deferrals and Accruals, Net	(2,466)	208
	9,809	7,873
CASH FLOWS FROM INVESTING ACTIVITIES
Federal Home Loan Bank Stock	(73)	(560)
Purchases of Investment Securities Available for Sale	(314,588)	(108,327)
Proceeds from Maturities, Calls, and Paydowns of
Investment Securities:
Available for Sale	27,797	34,724
Held to Maturity	5	7
Proceeds from Sale of Investment Securities
Available for Sale	244,839	63,111
Interest-Bearing Deposits in Other Banks	(82)	(317)
Net Loans to Customers	(24,145)	(16,098)
Purchase of Premises and Equipment	(745)	(1,789)
Other Real Estate and Repossessions	5,000	1,865
Proceeds from Sale of Premises and Equipment	111	10
Other Additions and Adjustments	(17)	--
	(61,898)	(27,374)
CASH FLOWS FROM FINANCING ACTIVITIES
Noninterest-Bearing Customer Deposits	(6,127)	(10,166)
Increase (Decrease) in Interest-Bearing Customer Deposits	15,674	(32,113)
Federal Funds Purchased	10,423	15,119
Securities Sold Under Agreements to Repurchase	--	20,000
Dividends Paid On Common Stock	(1,408)	(1,388)
Dividends Paid On Preferred Stock	(490)	--
Proceeds from Other Borrowed Money	19,000	43,000
Principal Payments on Other Borrowed Money	(19,000)	(32,000)
Proceeds Allocated to Issuance of Preferred Stock	27,215	--
Proceeds Allocated to Warrants Issued	785	--
	46,072	2,452

Net Decrease in Cash and Cash Equivalents	(6,017)	(17,049)
Cash and Cash Equivalents at Beginning of Period	29,458	50,106
Cash and Cash Equivalents at End of Period	$23,441	$33,057

The accompanying notes are an integral part of these statements.

Part I (Continued)
Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Principles of Consolidation

Colony Bankcorp, Inc. (the Company) is a bank holding company located in Fitzgerald, Georgia. The Company merged all of its operations into one sole subsidiary effective August 1, 2008.  The consolidated financial statements include the accounts of Colony Bankcorp, Inc. and its wholly-owned subsidiary, Colony Bank (which includes its wholly-owned subsidiary, Colony Mortgage Corp.), Fitzgerald, Georgia.  All significant intercompany accounts have been eliminated in consolidation. The accounting and reporting policies of Colony Bankcorp, Inc. conform to generally accepted accounting principles and practices utilized in the commercial banking industry.  The Company has evaluated subsequent events for potential recognition and/or disclosure through August 7, 2009,      the date the consolidated financial statements included in this quarterly input on Form 10-Q were issued.

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

Depreciation is charged to operations over the estimated useful lives of the assets. The estimated useful lives and methods of depreciation are as follows:

Description	Life inYears	Method .

Banking Premises	15-40	Straight-Line and Accelerated
Furniture and Equipment	5-10	Straight-Line and Accelerated
Leasehold Improvements	5-20	Straight-Line

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

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale, represent equity changes from

Part I (Continued)
Item 1 (Continued)

(1) Summary of Significant Accounting Policies (Continued)

Comprehensive Income (Continued)

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

SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51.  SFAS No. 160 amends Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements.  Among other requirements, SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure, on the face of the consolidated statements of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  SFAS No. 160 is effective for the Company on January 1, 2009 and did not have a significant impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP amends SFAS No. 157, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 if the entity also elects to early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption.  The adoption of FSP FAS 107-1 and APB 28-1 on June 15, 2009 did not have a significant impact on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009,

Part I (Continued)
Item 1 (Continued)

(1) Summary of Significant Accounting Policies (Continued)

Changes in Accounting Principles and Effects of New Accounting Pronouncements (Continued)

with early adoption permitted for periods ending after March 15, 2009.  If an entity elects to early adopt either FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment, then the entity must also early adopt this FSP.  Additionally, if an entity elects to early adopt this FSP, it is required to adopt FSP FAS 157-4.  The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption.  The adoption of FSP FAS 115-2 and FAS 124-2 on June 15, 2009 did not have a significant impact on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased.  This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques(s) used, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  Early adoption is permitted for periods ending after March 15, 2009.  If an entity elects to early adopt either FSP FAS 115-2 and FAS 124-2 or FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, the entity is also required to early adopt this FSP.  Additionally, if an entity elects to early adopt this FSP, FSP FAS 115-2 and FAS 124-2 also must be adopted early.  The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption.  The adoption of FSP FAS 157-4 on June 15, 2009 did not have a significant impact on the Company’s financial statements.

SFAS No. 165, “Subsequent Events.”  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  SFAS 165 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date.  SFAS 165 became effective for the Corporation’s financial statements for periods ending after June 15, 2009.  SFAS 165 did not have a significant impact on the Corporation’s financial statements.

(2) Cash and Balances Due from Banks

Components of cash and balances due from banks are as follows as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Cash on Hand and Cash Items	$10,082	$9,228
Noninterest-Bearing Deposits with Other Banks	13,359	20,199
	$23,441	$29,427

Part I (Continued)
Item 1 (Continued)

3) Investment Securities

Investment securities as of June 30, 2009 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U.S. Government Agencies
Mortgage-Backed	$238,596	$1,531	$(527)	$239,600
State, County & Municipal	6,014	29	(154)	5,889
Corporate Obligations	4,453	69	(566)	3,956
Asset-Backed Securities	1,016	--	(611)	405
	$250,079	$1,629	$(1,858)	$249,850

Securities Held to Maturity:
State, County and Municipal	$58	$4	$--	$62

The amortized cost and fair value of investment securities as of June 30, 2009, by contractual maturity, are shown hereafter.  Expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in One Year or Less	$--	--	--	--
Due After One Year Through Five Years	4,610	4,297	--	--
Due After Five Years Through Ten Years	3,222	3,264	$58	$62
Due After Ten Years	3,651	2,689	--	--
	11,483	10,250	58	62

Mortgage-Backed Securities	238,596	239,600	--	--
	$250,079	$249,850	$58	$62

Part I (Continued)
Item 1 (Continued)

3) Investment Securities (Continued)

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

Proceeds from the sale of investments available for sale during first six months of 2009 totaled $244,839 compared to $63,111 for the first six months of 2008.  The sale of investments available for sale during 2009 resulted in gross realized gains of $2,582 and gross realized losses of $44 and the sale of investments available for sale during 2008 resulted in gross realized gain of $1,187 and losses of $3.

Investment securities having a carry value approximating $122,367 and $145,647 as of June 30, 2009 and December 31, 2008, respectively, were pledged to secure public deposits and for other purposes.

Information pertaining to securities with gross unrealized losses at June 30, 2009 and December 31, 2008 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

June 30, 2009
U.S. Government Agencies
Mortgage-Backed	$60,228	$(516)	$354	$(11)	$60,582	$(527)
State, County and Municipal	2,341	(127)	424	(27)	2,765	(154)
Corporate Obligations	2,886	(566)	---	---	2,886	(566)
Asset-Backed Securities	405	(611)	---	---	405	(611)
	$65,860	$(1,820)	$778	$(38)	$66,638	$(1,858)

December 31, 2008
U.S. Government Agencies
Mortgage-Backed	$52,277	$(267)	$708	$(43)	$52,985	$(310)
State, County and Municipal	5,053	(212)	92	(8)	5,145	(220)
Corporate Obligations	5,021	(629)	---	---	5,021	(629)
Asset-Backed Securities	668	(332)	---	---	668	(332)
	$63,019	$(1,440)	$800	$(51)	$63,819	$(1,491)

Part I (Continued)
Item 1 (Continued)

3) Investment Securities (Continued)

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

At June 30, 2009, the debt securities with unrealized losses have depreciated 2.71 percent from the Company’s amortized cost basis.  These securities are guaranteed by either U.S. Government or other governments.  These unrealized losses relate principally to current interest rates for similar types of securities.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition.  As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

(4) Loans

The composition of loans as of  June 30, 2009 and December 31, 2008 was as follows:

	June 30, 2009	December 31, 2008

Commercial, Financial and Agricultural	$88,666	$86,379
Real Estate – Construction	136,785	160,374
Real Estate – Farmland	56,146	54,159
Real Estate – Other	625,649	600,654
Installment Loans to Individuals	40,724	44,163
All Other Loans	15,859	15,308
	$963,829	$961,037

Nonaccrual loans are loans for which principal and interest are doubtful of collection in accordance with original loan terms and for which accruals of interest have been discontinued due to payment delinquency.  Nonaccrual loans totaled $33,224 and $35,124 as of June 30, 2009 and December 31, 2008, respectively and total recorded investment in loans past due 90 days or more and still accruing interest approximated $0 and $250, respectively.

(5) Allowance for Loan Losses

Transactions in the allowance for loan losses are summarized below for six months ended June 30, 2009 and June 30, 2008 as follows:

	June 30, 2009	June 30, 2008

Balance, Beginning	$17,016	$15,513
Provision Charged to Operating Expenses	17,580	5,142
Loans Charged Off	(16,421)	(3,458)
Loan Recoveries	200	269

Balance, Ending	$18,375	$17,466

Part I (Continued)
Item 1 (Continued)

(6) Premises and Equipment

Premises and equipment are comprised of the following as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008

Land	$7,805	$7,805
Building	23,605	23,461
Furniture, Fixtures and Equipment	13,973	13,530
Leasehold Improvements	995	990
Construction in Progress	186	127
	46,564	45,913

Accumulated Depreciation	(17,195)	(16,241)
	$29,369	$29,672

Depreciation charged to operations totaled $1,013 and $992 for June 30, 2009 and June 30, 2008, respectively.

Certain Company facilities and equipment are leased under various operating leases.  Rental expense approximated $181 and $188 for six months ended June 30, 2009 and June 30, 2008, respectively.

(7) Goodwill and Intangible Assets

The following is an analysis of the goodwill and core deposit intangible asset activity for the six months ended June 30, 2009 and
June 30, 2008:

	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008

Goodwill
Balance, Beginning	$2,412	$2,412
Goodwill Acquired	--	--
Balance, Ending	$2,412	$2,412

Net Core Deposit, Intangible
Balance, Beginning	$367	$402
Amortization Expense	(18)	(18)
Balance, Ending	$349	$384

The following table reflects the expected amortization for the core deposit intangible at June 30, 2009:

2009	$18
2010	36
2011	36
2012	36
2013 and thereafter	223
$349

Part I (Continued)
Item 1 (Continued)

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

(9) Fair Value Measurements

SFAS No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurements and enhances disclosure requirements for fair value measurements.  The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.  The three levels are defined as follows:

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

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Assets

Securities

Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy.  Level 1 inputs include securities that have quoted prices in active markets for identical assets.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow.  Examples of such instruments, which would generally be classified within level 2 of the valuation hierarchy, include certain collateralized mortgage and debt obligations and certain high-yield debt securities.  In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy.  When measuring fair value, the valuation techniques available under the market approach, income approach and/or cost approach are used.  The Company’s evaluations are based on market data and the Company employs combinations of these approaches for its valuation methods depending on the asset class.

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

Part I (Continued)
Item 1 (Continued)

(9) Fair Value Measurements (Continued)

Assets measured at fair value at June 30, 2009 are as follows:

		Fair Value Measurements at Reporting Date Using
	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Recurring
Securities Available for Sale
Mortgage-backed	$239,600	$	---		$239,600	$	---
State,County & Municipal	5,889		---		5,889		---
Corporate Obligations	3,956		---		3,194		762
Asset-Backed Securities	405		---		---		405
	$249,850	$	---		$248,683		$1,167

Nonrecurring
Impaired Loans	$31,159	$	---	$	---		$31,159

Liabilities

The Company did not identify any liabilities that are required to be presented at fair value.

The table below presents a reconciliation and statement of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2009.

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)

Available for Sale Securities
(In Thousands)

Balance, Beginning	$1,427
Total Unrealized Gains (Losses) Included In
Net Income	---
Other Comprehensive Income	(260)
Purchases, Sales, Issuances and Settlements, Net	---
Transfers In and (Out) of Level 3	---

Balance, Ending	$1,167

Part I (Continued)
Item 1 (Continued)

(10) Deposits

The aggregate amount of overdrawn deposit accounts reclassified as loan balances totaled $304 and $322 as of June 30, 2009 and December 31, 2008.

Components of interest-bearing deposits as of June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009	December 31, 2008

Interest-Bearing Demand	$203,285	$194,211
Savings	36,285	33,349
Time, $100,000 and Over	353,288	333,498
Other Time	352,311	368,437
	$945,169	$929,495

At June 30, 2009 and December 31, 2008, the Company had brokered deposits of $141,916 and $131,958 respectively.  Of the $141,916 brokered deposits at June 30, 2009, $26,371 represented Certificate of Deposits Account Registry Service (CDARS) reciprocal deposits in which customers placed core deposits into the CDARS program for FDIC insurance coverage and the Company received reciprocal brokered deposits in a like amount.  Thus, brokered deposits less the reciprocal deposits totaled $115,545 at June 30, 2009.  The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $100,000 was approximately $308,449 and $301,151 as of  June 30, 2009 and December 31, 2008, respectively.

As of  June 30, 2009 and December 31, 2008,  the scheduled maturities of certificates of deposits are as follows:

Maturity	June 30, 2009	December 31, 2008
One Year and Under	$611,892	$632,562
One to Three Years	89,012	62,929
Three Years and Over	4,695	6,444
	$705,599	$701,935

(11) Securities Sold Under Repurchase Agreements

The Company has securities sold under repurchase agreements in the amount of $40,000 at June 30, 2009.  Barclay’s Master Repurchase Agreement originated on June 26, 2008 with the initial draw of $20,000 on June 30, 2008.  The Repurchase Agreement matures on June 30, 2011 and has a one-time call option on December 30, 2009.  Interest payments are due quarterly at a fixed rate of 3.34 percent.  The Repurchase Agreement is secured by U.S. Government mortgage-backed securities.

South Street Securities Master Repurchase Agreement originated on October 27, 2008 with the initial draw of $20,000 on October 31, 2008.  The Repurchase Agreement is overnight borrowing at a floating interest rate.  Interest payments are due monthly, and at June 30, 2009, the floating interest rate was 0.79 percent.  The Repurchase Agreement is secured by U.S. Government mortgage-backed securities.

(12) Other Borrowed Money

Other borrowed money at June 30, 2009 and December 31, 2008 is summarized as follows:

	June 30, 2009	December 31, 2008
Federal Home Loan Bank Advances	$91,000	$91,000

Advances from the Federal Home Loan Bank (FHLB) have maturities ranging from 2009 to 2019 and interest rates ranging from 0.43  percent to 5.93 percent.  Under the Blanket Agreement for Advances and Security Agreement with the FHLB, residential first mortgage loans and cash balances held by the FHLB are pledged as collateral for the FHLB advances outstanding.  At June 30, 2009, the Company had available line of credit commitments totaling $192,050, of which $100,990 was available.

Part I (Continued)
Item 1 (Continued)

12) Other Borrowed Money (Continued)

The aggregate stated maturities of  other borrowed money at June 30, 2009 are as follows:

Year	Amount
2009	$19,000
2010	1,000
2011	--
2012	41,000
2013 and Thereafter	30,000
$91,000

The Company also has available federal funds lines of credit with various financial institutions totaling $42,000, of which $12,697 was outstanding at June 30, 2009.

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

(14) Subordinated Debentures (Trust Preferred Securities)

During the second quarter of 2004, the Company formed a third subsidiary whose sole purpose was to issue $4,500 in Trust Preferred Securities through a pool sponsored by FTN Financial Capital Markets.  The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions.  At June 30, 2009, the floating rate securities had a 3.29 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 2.68 percent.

During the second quarter of 2006, the Company formed a fourth subsidiary whose sole purpose was to issue $5,000 in Trust Preferred Securities through a pool sponsored by SunTrust Capital Markets.  The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions.  At June 30, 2009 the floating-rate securities had a 2.10 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 1.50 percent.

During the first quarter of 2007, the Company formed a fifth subsidiary whose sole purpose was to issue $9,000 in Trust Preferred Securities through a pool sponsored by Trapeza Capital Management, LLC.  The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions.  At June 30, 2009, the floating-rate securities had a 2.25 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 1.65 percent.  Proceeds from this issuance were used to payoff the trust preferred securities with the first subsidiary formed in March 2002 as the Company exercised its option to call.

During the third quarter of 2007, the company formed a sixth subsidiary whose sole purpose was to issue $5,000 in Trust Preferred Securities through a pool sponsored by Trapeza Capital Management, LLC.  The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions.  At June 30, 2009, the floating-rate securities had a 2.44 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 1.40 percent.  Proceeds from this issuance were used to payoff the trust preferred securities with the second subsidiary formed in December 2002 as the Company exercised its option to call.

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

Part I (Continued)
Item 1 (Continued)

(15) Restricted Stock – Unearned Compensation

In 1999, the board of directors of Colony Bankcorp, Inc. adopted a restricted stock grant plan which awards certain executive officers common shares of the Company.  The maximum number of shares (split-adjusted) which may be subject to restricted stock awards was 64,701.  To date, 77,052 split-adjusted shares have been issued under this plan and since the plan’s inception, 12,351 shares have been forfeited; thus, there are not any shares available for restricted stock awards at June 30, 2009.  The shares are recorded at fair market value (on the date granted) as a separate component of stockholders’ equity.  The cost of these shares is being amortized against earnings using the straight-line method over three years (the restriction period.)

In April 2004, the stockholders of Colony Bankcorp, Inc. adopted a restricted stock grant plan which awards certain executive officers common shares of the Company.  The maximum number of shares which may be subject to restricted stock awards (split-adjusted) is 143,500.  To date, 53,256 shares have been issued under this plan and since the plan’s inception 10,148 shares have been forfeited, thus remaining shares which may be subject to restricted stock awards are 100,392 at June 30, 2009.  The shares are recorded at fair market value (on the date granted) as a separate component of stockholders’ equity.  The cost of these shares is being amortized against earnings using the straight-line method over three years (the restriction period).

(16) Profit Sharing Plan

The Company has a profit sharing plan that covers substantially all employees who meet certain age and service requirements.  It is the Company’s policy to make contributions to the plan as approved annually by the board of directors.  The provision for the six  months ended June 30, 2009 was $(19) compared to $312 for the six months ended June 30, 2008.  The total provision for contributions to the plan was $206 for 2008, $584 for 2007, and $663 for 2006.

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

At June 30, 2009 and December 31, 2008 the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	June 30, 2009	December 31, 2008

Loan Commitments	$72,485	$73,610
Standby Letters of Credit	1,873	2,710

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

Part I (Continued)
Item 1 (Continued)

(17) Commitments and Contingencies (Continued)

At June 30, 2009, a standby letter of credit in the amount of $60 was issued by Federal Home Loan Bank of Atlanta on behalf of Colony Bank.

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

Liabilities accrued under the plans totaled $1,090 and $1,123 as of June 30, 2009 and December 31, 2008, respectively.  Benefit payments under the contracts were $92 and $115 for the six month period ended June 30, 2009 and June 30, 2008, respectively.   Provisions charged to operations totaled $59 and $75 for the six month period ended June 30, 2009 and June 30, 2008, respectively.

Fee income recognized with deferred compensation plans totaled $112 and $104 for six month period ended June 30, 2009 and June 30, 2008, respectively.

(19) Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value.  The assumptions used in the estimation of the fair value of Colony Bankcorp, Inc. and Subsidiary’s financial instruments are detailed hereafter.  Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques.  The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  The following disclosures should not be considered a surrogate of the liquidation value of the Company, but rather a good-faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination or issuance.

Cash and Short-Term Investments – For cash, due from banks, bank-owned deposits and federal funds sold, the carrying amount is a reasonable estimate of fair value.

Investment Securities – Fair values for investment securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments.

Federal Home Loan Bank Stock – The fair value of Federal Home Loan Bank stock approximates carrying value.

Loans – The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rate at which similar loans would be made to borrowers with similar credit ratings.  For variable rate loans, the carrying amount is a reasonable estimate of fair value.

Deposit Liabilities – The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date.  The fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

Federal Funds Purchased – The carrying value of federal funds purchased approximates fair value.

Subordinated Debentures – Fair value approximates carrying value due to the variable interest rates of the subordinated debentures.

Part I (Continued)
Item 1 (Continued)

(19) Fair Value of Financial Instruments (Continued)

Securities Sold Under Agreements to Repurchase and Other Borrowed Money – The fair value of other borrowed money is calculated by discounting contractual cash flows using an estimated interest rate based on current rates available to the Company for debt of similar remaining maturities and collateral terms.

Unrecognized Financial Instruments – Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  The fees associated with these instruments are not material.

SFAS 107, “Disclosures about Fair Value of Financial Instruments,” as amended, requires disclosures of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The carrying amount and estimated fair values of the Company’s financial instruments as of June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(in thousands)

Assets
Cash and Short-Term Investments	$23,670	$23,670	$29,605	$29,605
Investment Securities Available for Sale	249,850	249,850	207,645	207,645
Investment Securities Held to Maturity	58	62	60	63
Federal Home Loan Bank Stock	6,345	6,345	6,272	6,272
Loans, Net	945,309	969,649	943,841	959,613

Liabilities
Deposits	1,016,539	1,019,771	1,006,991	1,009,967
Federal Funds Purchased	12,697	12,697	2,274	2,274
Subordinated Debentures	24,229	24,229	24,229	24,229
Securities Sold Under Agreements to Repurchase	40,000	40,687	40,000	40,756
Other Borrowed Money	91,000	90,663	91,000	94,067

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument.  Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on many judgments.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.  Significant assets and liabilities that are not considered financial instruments include deferred income taxes and premises and equipment.  In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

(20) Regulatory Capital Matters

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

Part I (Continued)
Item 1 (Continued)

(20) Regulatory Capital Matters (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  The amounts and ratios as defined in regulations are presented hereafter.  Management believes, as of June 30, 2009, the company meets all capital adequacy requirements to which it is subject under the regulatory framework for prompt corrective action.  In the opinion of management, there are no conditions or events since prior notification of capital adequacy from the regulators that have changed the institution’s category.

The following table summarizes regulatory capital information as of June 30, 2009 and December 31, 2008 on a consolidated basis and for each significant subsidiary, as defined.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2009
Total Capital
to Risk-Weighted Assets
Consolidated	$136,812	14.07%	$77,770	8.00%	NA	NA
Colony Bank	134,898	13.91	77,568	8.00	$96,960	10.00%

Tier 1 Capital
to Risk-Weighted Assets
Consolidated	124,584	12.82	38,885	4.00	NA	NA
Colony Bank	122,701	12.65	38,784	4.00	58,176	6.00

Tier 1 Capital
to Average Assets
Consolidated	124,584	9.74	51,189	4.00	NA	NA
Colony Bank	122,701	9.57	51,305	4.00	64,131	5.00

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
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

Part I (Continued)
Item 1 (Continued)

(21) Financial Information of Colony Bankcorp, Inc. (Parent Only)

The parent company’s balance sheets as of June 30, 2009 and December 31, 2008 and the related statements of income and comprehensive income and cash flows are as follows:

COLONY BANKCORP, INC. (PARENT ONLY)
BALANCE SHEETS
JUNE 30, 2009 AND DECEMBER 31, 2008

ASSETS	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

Cash	$83	$2
Premises and Equipment, Net	1,587	1,542
Investment in Subsidiaries, at Equity	125,868	105,506
Other	1,076	1,294

Totals Assets	$128,614	$108,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Dividends Payable	527	$703
Other	164	197
	691	900
Subordinated Debt	24,229	24,229

Stockholders’ Equity
Preferred Stock, Par Value $1,000 a Share; Authorized 10,000,000Shares, Issued 28,000 Shares as of June 30, 2009	27,285	---
Common Stock, Par Value $1 a Share; Authorized 20,000,000Shares, Issued 7,229,163 and 7,212,313 Shares as of June 30, 2009 and December 31, 2008, Respectively	7,229	7,212
Paid-In Capital	25,393	24,536
Retained Earnings	44,190	51,302
Restricted Stock - Unearned Compensation	(252)	(211)
Accumulated Other Comprehensive Loss, Net of Tax	(151)	376
	103,694	83,215

Total Liabilities and Stockholders' Equity	$128,614	$108,344

Part I (Continued)
Item 1 (Continued)

(21) Financial Information of Colony Bankcorp, Inc. (Parent Only) (Continued)

COLONY BANKCORP, INC. (PARENT ONLY)
STATEMENT OF INCOME AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND JUNE 30, 2008
(UNAUDITED)

	JUNE 30, 2009	JUNE 30, 2008

Income
Dividends from Subsidiaries	$812	$2,521
Other	52	47
	864	2,568
Expenses
Interest	386	666
Salaries and Employee Benefits	427	474
Other	430	728
	1,243	1,868

Income (Loss) Before Taxes and Equity in Undistributed Earnings of Subsidiaries	(379)	700
Income Tax (Benefits)	(400)	(577)

Income Before Equity in Undistributed Earnings of Subsidiaries	21	1,277
Equity in Undistributed Earnings of Subsidiaries	(5,340)	1,228

Net Income (Loss)	(5,319)	2,505

Preferred Stock Dividends	665	--

Net Income (Loss) Available to Common Shareholders	(5,984)	2,505

Net Income (Loss)	(5,319)	2,505

Other Comprehensive Income, Net of Tax
Gains (Losses) on Securities Arising During Year	1,148	(311)
Reclassification Adjustment	(1,675)	(781)

Unrealized Losses in Securities	(527)	(1,092)

Comprehensive Income	$(5,846)	$1,413

Part I (Continued)
Item 1 (Continued)

(21) Financial Information of Colony Bankcorp, Inc. (Parent Only) (Continued)

COLONY BANKCORP, INC. (PARENT ONLY)
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND JUNE 30, 2008
(UNAUDITED)

	2009	2008

Cash Flows from Operating Activities
Net Income (Loss)	$(5,319)	$2,505
Adjustments to Reconcile Net Income to Net Cash
Provided from Operating Activities
Depreciation and Amortization	144	152
Equity in Undistributed Earnings of Subsidiary	5,340	(1,228)
Other	(591)	784
	(426)	2,213
Cash Flows from Investing Activities
Capital Infusion in Subsidiary	(25,500)	(1,500)
Purchases of Premises and Equipment	(95)	(29)
	(25,595)	(1,529)
Cash Flows from Financing Activities
Dividends Paid Preferred Stock	(490)	---
Dividends Paid Common Stock	(1,408)	(1,388)
Proceeds Allocated to Issuance of Preferred Stock	27,215	---
Proceeds Allocated to Warrants Issued	785	---
	26,102	(1,388)

Net Increase (Decrease) in Cash	81	(704)

Cash, Beginning	2	973

Cash, Ending	$83	$269

Part I (Continued)
Item 1 (Continued)

(22) Earnings Per Share

SFAS No. 128 establishes standards for computing and presenting basic and diluted earnings per share.  Basic earnings per share is calculated and presented based on income available to common stockholders divided by the weighted average number of shares outstanding during the reporting periods.  Diluted earnings per share reflects the potential dilution of restricted stock.  The following presents earnings per share for the three months and six months ended June 30, 2009 and 2008, respectively, under the requirements of Statement 128:

	Three Months Ended			Three Months Ended
	June 30, 2009			June 30, 2008

	Common Income Numerator	Shares Denominator	EPS	Income Numerator	Common Shares Denominator	EPS

Basic EPS
Income (Loss) Available to Common Stockholders	$(6,747)	7,210	$(0.94)	$292	7,198	$0.04

Dilutive Effect of Potential Common Stock
Restricted Stock		0			0

Diluted EPS
Income (Loss) Available to Common Stockholders
After Assumed Conversions of
Dilutive Securities	$(6,747)	7,210	$(0.94)	$292	7,198	$0.04

	Six Months Ended			Six Months Ended
	June 30, 2009			June 30, 2008

	Common Income Numerator	Shares Denominator	EPS	Income Numerator	Common Shares Denominator	EPS

Basic EPS
Income (Loss) Available to Common Stockholders	$(5,984)	7,206	$(0.83)	$2,505	7,195	$0.35

Dilutive Effect of Potential Common Stock
Restricted Stock		0			0

Diluted EPS
Income (Loss) Available to Common Stockholders
After Assumed Conversions of
Dilutive Securities	$(5,984)	7,206	$(0.83)	$2,505	7,195	$0.35

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

The Company

Colony Bankcorp, Inc. (Colony) is a bank holding company headquartered in Fitzgerald, Georgia that provides, through its wholly owned subsidiary (collectively referred to as the Company), a broad array of products and services throughout 18 Georgia markets. The Company offers commercial, consumer and mortgage banking services.

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

Part I (Continued)
Item 2 (Continued)

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of June 30, 2009 and 2008, and results of operations for each of the three months and six months in the periods ended June 30, 2009 and 2008.  This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 34 percent federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.

Dollar amounts in tables are stated in thousands, except for per share amounts.

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense.  Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities.  Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets.  Net loss available to shareholders totaled $6.75 million, or $(0.94) diluted per common share, in three months ended June 30, 2009 compared to net income available to shareholders of $0.29 million, or $0.04 diluted per common share, in three months ended June 30, 2008.  Net loss available to shareholders totaled $5.98 million, or $(0.83) diluted per common share, in six months ended June 30, 2009 compared to net income available to shareholder of $2.51 million, or $0.35 diluted per common share, in six months ended June 30, 2008.

Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008

Taxable-equivalent net interest income	$10,006	$9,119	$19,146	$18,818
Taxable-equivalent adjustment	67	76	147	170

Net interest income	9,939	9,043	18,999	18,648
Provision for possible loan losses	13,355	4,071	17,580	5,142
Noninterest income	2,004	3,034	5,966	5,405
Noninterest expense	8,303	7,714	15,664	15,471

Income (loss) before income taxes	(9,715)	292	(8,279)	3,440
Income taxes	(3,318)	---	(2,960)	935

Net income (loss)	$(6,397)	$292	$(5,319)	$2,505

Preferred stock dividends	350	---	665	---

Net income (loss) available to common shareholders	$(6,747)	$292	$(5,984)	$2,505

Net income (loss) available to common shareholders:
Basic	$(0.94)	$0.04	$(0.83)	$0.35
Diluted	$(0.94)	$0.04	$(0.83)	$0.35
Return on average assets	(2.10)%	0.10%	(0.94)%	0.42%
Return on average common equity	(32.81)%	1.36%	(14.45)%	5.86%

Part I (Continued)
Item 2 (Continued)

Net income from operations for three months ended June 30, 2009 decreased $6.69 million, or 2,290.75 percent, compared to the same period in 2008.  The decrease was primarily the result of a $1.03 million decrease in noninterest income, an increase of $9.28 million in provision for possible loan loss and an increase of $0.59 million in noninterest expense.  This was offset by an increase of $0.90 million in net interest income and a decrease of $3.32 million in income taxes.

Net income for six months ended June 30, 2009 decreased $7.82 million, or 312.34 percent, compared to the same period a year ago.  The decrease was primarily the result of an increase of $12.44 million in provision for possible loan loss and an increase of $0.19 in noninterest expense.  This was offset by an increase of $0.35 million in net interest income, an increase of $0.56 million in noninterest income and a decrease of $3.90 million in income taxes.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 76.10 percent of total revenue for six months ended June 30, 2009 and 77.53 percent for the same period a year ago.

Net interest margin is the taxable-equivalent net interest income as a percentage of average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Company’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit has ranged from 3.25 percent to 7.75 percent during 2007 to 2009.  At year end 2007, the prime rate was 7.25 percent and with the 400 basis point reduction during 2008 the prime rate at June 30, 2009 is currently at 3.25 percent.  The federal funds rate moved similar to prime rate with interest rates ranging from .25 percent to 4.75 percent during 2007 to 2009.  At year end 2007, the federal funds rate was 4.25 percent and with the 400 basis point reduction during 2008 the federal funds rate at June 30, 2009 is currently at 0.25 percent.  We anticipate the Federal Reserve tightening interest rate policy toward the latter part of 2009, which should improve Colony’s net interest margin.

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

Part I (Continued)
Item 2 (Continued)

Rate/Volume Analysis

The rate/volume analysis presented hereafter illustrates the change from June 30, 2008 to June 30, 2009 for each component of the taxable equivalent net interest income separated into the amount generated through volume changes and the amount generated by changes in the yields/rates.

	Changes from June 30, 2008 to June 30, 2009 (1)
($ in thousands)	Volume	Rate		Total

Interest Income
Loans, Net-taxable	$504		$(6,810)	$(6,306)

Investment Securities
Taxable	1,963		(1,256)	707
Tax-exempt	(108)		5	(103)
Total Investment Securities	1,855		(1,251)	604

Interest-Bearing Deposits in other Banks	(15)		(5)	(20)

Federal Funds Sold	(127)		(101)	(228)

Other Interest - Earning Assets	15		(181)	(166)
Total Interest Income	2,232		(8,348)	(6,116)

Interest Expense
Interest-Bearing Demand and Savings Deposits	142		(1,034)	(892)
Time Deposits	127		(5,656)	(5,529)
Federal Funds Purchased and Repurchase Agreements	614		(230)	384
Subordinated Debentures	---		(280)	(280)
Other Borrowed Money	252		(379)	(127)

Total Interest Expense	1,135		(7,579)	(6,444)
Net Interest Income	$1,097	$	(769)	$328

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

The Company maintains about 34 percent of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years.  The liabilities to fund assets are primarily in short term certificate of deposits that mature within one year.  This balance sheet composition has allowed the Company to be relatively constant with its net interest margin until 2008.  During 2006 interest rates increased 100 basis points and during 2007 interest rates decreased 100 basis points.  The 100 basis point decrease by the Federal Reserve in 2007 followed by 400 basis point decrease in 2008 resulted in significant pressure in net interest margins.  Net interest margin decreased to 3.17 percent for six months ended June 30, 2009 compared to 3.34 percent for the same period a year ago.  Given the Federal Reserve’s aggressive posture during 2008 that ended the year with a range of 0 – 0.25 percent federal funds target rate, we anticipate a slightly improved net interest margin in 2009.

Taxable-equivalent net interest income for six months ended June 30, 2009 increased $0.33 million, or 1.74 percent compared to the same period a year ago. The fluctuation between the comparable periods resulted from the negative impact of the significant decrease in interest rates.  The average volume of earning assets during six months ended June 30, 2009 increased almost $81.1 million compared to the same period a year ago while over the same period the net interest margin decreased by 17 basis points from 3.34   percent to 3.17 percent.  Growth in average earning assets during 2009 and 2008 was primarily in loans and investment securities.  The decrease in the net interest margin in 2009 was primarily the result of the Federal Reserve reducing interest rates along with sluggish loan activity.  The Company realized an increase in net interest margin for second quarter 2009 of 3.28 percent compared to first quarter 2009 net interest margin of 3.06 percent.

The average volume of loans increased $13.6 million in six months ended June 30, 2009 compared to the same period a year ago.  The average yield on loans decreased 141 basis points in six months ended June 30, 2009 compared to the same period a year ago. Funding for this growth was primarily provided by other borrowed money and reduction in Federal funds sold.  The average volume of deposits increased $13.9 million in six months ended June 30, 2009 compared to the same period a year ago, with interest-bearing deposits increasing $22.5 million in six months ended June 30, 2009.  Accordingly, the ratio of average interest-bearing deposits to total average deposits was 93.1 percent in six months ended June 30, 2009 compared to 92.2 percent in the same period a year ago.    This deposit mix, combined with a general decrease in market rates, had the effect of (i) decreasing the average cost of total deposits by 133 basis points in six months ended June 30, 2009 compared to the same period a year ago and, (ii) mitigating a portion of the impact of decreasing yields on earning assets.

The Company’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 2.93 percent in six months ended June 30, 2009 compared to 2.96 percent in the same period a year ago. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $17.58 million in six months ended June 30, 2009 compared to $5.14 million in the same period a year ago.   See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Part I (Continued)
Item 2 (Continued)

Noninterest Income

The components of noninterest income were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008

Service Charges on Deposit Accounts	$1,042	$1,173	$2,030	$2,338
Other Charges, Commissions and Fees	252	241	488	495
Other	360	832	679	1,045
Mortgage Fee Income	129	174	231	343
Securities Gains	221	614	2,538	1,184

Total	$2,004	$3,034	$5,966	$5,405

Total noninterest income for three months ended June 30, 2009 decreased $1,030 thousand, or 33.95 percent compared to the same period a year ago. Total noninterest income for six months ended June 30, 2009 increased $0.56 million, or 10.38 percent, compared to the same year ago period.  Growth in noninterest income was primarily in securities gains.  Changes in these items and the other components of noninterest income are discussed in more detail below.

Service Charges on Deposit Accounts.  Service charges on deposit accounts for three months ended June 30, 2009 decreased $131 thousand, or 11.17 percent, compared to the same period a year ago.   Service charges on deposit accounts for the six months ended June 30, 2009 decreased $308 thousand, or 13.17 percent, compared to the same year ago period.

Mortgage Fee Income.  Mortgage fee income for three months ended June 30, 2009 decreased $45 thousand, or 25.86 percent, compared to the same period year ago.   Mortgage fee income for six months ended June 30, 2009 decreased $112 thousand, or 32.65  percent, compared to the same year ago period.  The company anticipates fee income to continue to show a decrease over the previous year due to the current mortgage market and slowing economy.

All Other Noninterest Income.  Other charges, commissions and fees and other income for three months ended June 30, 2009 was $0.61 million compared to $1.07 million in the same year ago period, or a decrease of 42.96 percent.  Other charges, commissions and fees, and other income for six months ended June 30, 2009 was $1.17 million compared to $1.54 million in the same year ago period, or a decrease of 24.22 percent.  The significant decrease impacting both periods in 2009 was a net result of the $670 thousand gain realized from the Company’s unwinding of its position in $19 million FHLB advances during the second quarter of 2008.  The decrease was offset by an increase in deferred ATM fee of $222 thousand for 2009.

Securities Gains.  The Company realized gains from the sale of securities of $221 thousand in three months ended June 30, 2009  compared to $614 thousand in the same year ago period and realized gains from the sale of securities of $2.54 million in six months ended June 30, 2009 compared to $1.18 million in the same year ago period.

Noninterest Expense

The components of noninterest expense were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008

Salaries and Employee Benefits	$3,583	$4,029	$7,390	$8,432
Occupancy and Equipment	1,041	1,061	2,050	2,068
Other	3,679	2,624	6,224	4,971

Total	$8,303	$7,714	$15,664	$15,471

Part I (Continued)
Item 2 (Continued)

Total noninterest expense for three months ended June 30, 2009 increased $589 thousand, or 7.64 percent, compared to the same period a year ago. Total noninterest expense for six months ended June 30, 2009 increased $193 thousand, or 1.25 percent, compared to the same period a year ago.  These items and the changes in the various components of noninterest expense are discussed in more detail below.

Salaries and Employee Benefits.  Salaries and employee benefits expense for three months ended June 30, 2009 decreased $446  thousand, or 11.07 percent, compared to the same period a year ago.  Salaries and employee benefits expense for the six months ended June 30, 2009 decreased $1,042 thousand, or 12.36 percent, compared to the same year ago period.  The slowing economy and lack of growth resulted in decreases in headcount as a result of normal attrition in both periods.  Restructuring due to consolidation efforts initiated during 2008 also reduced salaries and benefits.

Occupancy and Equipment.  Occupancy and equipment expense has remained relatively flat in both periods with a decrease of $20  thousand for three months ended June 30, 2009 compared to the same year ago period and a decrease of $18 thousand for six months ended June 30, 2009 compared to the same year ago period.

All Other Non-Interest Expense.  All other noninterest expense for three months ended June 30, 2009 increased $1,055 thousand, or 40.21 percent compared to the same year ago period.  All other noninterest expense for six months ended June 30, 2009 increased $1,253 thousand, or 25.21 percent compared to the same year ago period.  Significant increases impacting the comparable periods include the FDIC insurance assessment and repossession/foreclosure expenses.  For the six months ended June 30, 2009, FDIC insurance assessments increased to $1,722 thousand from $263 thousand in the same year ago period, or an increase of 554.75 percent and credit related foreclosure and repossession expenses increased to $451 thousand from $110 thousand in the same year ago period, or an increase of 310 percent.  FDIC insurance premiums for the entire banking industry have been adjusted up by the FDIC to maintain the FDIC reserve at adequate levels, while the Company has experienced a significant increase in credit related expenses due to the elevation of non-performing assets.

Sources and Uses of Funds

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the assets in which those funds are invested as a percentage of the Company’s average total assets for the period indicated. Average assets totaled $1.276   billion in six months ended June 30, 2009 compared to $1.188 billion in six months ended June 30, 2008.

	Six Months Ended
	June 30,
Sources of Funds:	2009		2008
Deposits:
Noninterest-Bearing	$68,988	5.41%	$77,602	6.53%
Interest-Bearing	934,731	73.28	912,188	76.78
Federal Funds Purchased and Repo Agreements	41,352	3.24	3,233	0.27
Long-term Debt and Other Borrowings	115,229	9.03	103,345	8.70
Other Noninterest-Bearing Liabilities	6,250	0.49	6,150	0.52
Equity Capital	109,002	8.55	85,483	7.20
Total	$1,275,552	100.00%	$1,188,001	100.00%

Uses of Funds:
Loans	$943,903	74.00%	$932,828	78.52%
Securities	230,832	18.10	153,847	12.95
Federal Funds Sold	7,736	0.61	16,492	1.39
Interest-Bearing Deposits in Other Banks	395	0.03	1,604	0.13
Other Interest-Earning Assets	6,309	0.49	5,784	0.49
Other Noninterest-Earning Assets	86,377	6.77	77,446	6.52
Total	$1,275,552	100.00%	$1,188,001	100.00%

Part I (Continued)
Item 2 (Continued)

Deposits continue to be the Company’s primary source of funding.  Over the comparable periods, the relative mix of deposits continues to be high in interest-bearing deposits.  Interest-bearing deposits totaled 93.13 percent of total average deposits in six months ended June 30, 2009 compared to 92.16 percent in the same period a year ago.

The Company primarily invests funds in loans and securities.  Loans continue to be the largest component of the Company’s mix of invested assets.  Total loans were $964 million at June 30, 2009, up 0.29 percent, compared to loans of $961 million at December 31, 2008.  See additional discussion regarding the Company’s loan portfolio in the section captioned “Loans” included elsewhere in this discussion.  The majority of funds provided by deposit growth have been invested in loans.

Loans

The following table presents the composition of the Company’s loan portfolio as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008

Commercial, Financial and Agricultural	$88,666	$86,379
Real Estate
Construction	136,785	160,374
Mortgage, Farmland	56,146	54,159
Mortgage, Other	625,649	600,654
Consumer	40,724	44,163
Other	15,859	15,308
	963,829	961,037
Unearned Interest and Fees	(145)	(179)
Allowance for Loan Losses	(18,375)	(17,016)

Loans	$945,309	$943,842

The following table presents total loans as of June 30, 2009 according to maturity distribution and/or repricing opportunity on adjustable rate loans:

Maturity and Repricing Opportunity	($ in Thousands)

One Year or Less	$593,203
After One Year through Three Years	304,374
After Three Years through Five Years	55,853
Over Five Years	10,399
$963,829

Overview. Loans totaled $963.8 million at June 30, 2009, up 0.29 percent from December 31, 2008 loans of $961 million.  The majority of the Company’s loan portfolio is comprised of the real estate loans-other, real estate construction and commercial, financial and agricultural.  Real estate-other, which is primarily 1-4 family residential properties and nonfarm nonresidential properties, made up 64.91 percent and 62.5 percent of total loans, real estate construction made up 14.19 percent and 16.69 percent, while installment loans to individuals made up 4.23 percent and 4.60 percent of total loans at June 30, 2009 and December 31, 2008, respectively.

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

Commercial, Financial and Agricultural.  Commercial, financial and agricultural loans at June 30, 2009 increased 2.65 percent from December 31, 2008 to $88.7 million. The Company’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Company’s loan policy guidelines.

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

Large Credit Relationships.   Colony is currently in eighteen counties in middle and south Georgia which include metropolitan markets in Dougherty, Lowndes, Houston, Chatham and Muscogee counties.  As a result, the Company originates and maintains large credit relationships with several commercial customers in the ordinary course of business.  The Company considers large credit relationships to be those with commitments equal to or in excess of $5.0 million prior to any portion being sold.  Large relationships also include loan participations purchased if the credit relationship with the agent is equal to or in excess of $5.0 million.  In addition to the Company’s normal policies and procedures related to the origination of large credits, the Company’s Senior Credit Committee must approve all new and renewed credit facilities which are part of large credit relationships.  The following table provides additional information on the Company’s large credit relationships outstanding at period end.

	June 30, 2009			December 31, 2008

		Period End Balances			Period End Balances

	Number of Relationships	Committed	Outstanding	Number of Relationships	Committed	Outstanding

Large Credit Relationships:
$10 million and greater	2	$26,906	$24,081	2	$27,605	$21,345
$5 million to $9.9 million	7	$47,001	$45,935	12	$74,679	$71,215

Maturities and Sensitivities of Loans to Changes in Interest Rates.  The following table presents the maturity distribution of the Company’s loans at June 30, 2009. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate.

Part I (Continued)
Item 2 (Continued)

	Due in One Year or Less	After One, but Within Three Years	After Three, but Within Five Years	After Five Years	Total

Loans with fixed interest rates	$269,858	$298,088	$55,790	$10,068	$633,804
Loans with floating interest rates	323,345	6,286	63	331	330,025

Total	$593,203	$304,374	$55,853	$10,399	$963,829

The Company may renew loans at maturity when requested by a customer whose financial strength appears to support such renewal or when such renewal appears to be in the Company’s best interest. In such instances, the Company generally requires payment of accrued interest and may adjust the rate of interest, require a principal reduction or modify other terms of the loan at the time of renewal.

Non-Performing Assets and Potential Problem Loans

Non-performing assets and accruing past due loans as of June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009	December 31, 2008

Loans accounted for on nonaccrual	$33,224	$35,124
Loans past due 90 days or more	---	250
Other real estate foreclosed	13,040	12,812
Total non-performing assets	$46,264	$48,186

Non-performing assets as a percentage of:
Total loans and foreclosed assets	4.74%	4.95%
Total assets	3.57%	3.85%
Accruing past due loans:
30-89 days past due	$15,160	$18,675
90 or more days past due	---	250
Total accruing past due loans	$15,160	$18,925

Non-performing assets include non-accrual loans, loans past due 90 days or more, restructured loans and foreclosed real estate.  Non-performing assets at June 30, 2009 decreased 3.99 percent from December 31, 2008.

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

	June 30, 2009		December 31, 2008

	Reserve	% *	Reserve	% *
Commercial, Financial and Agricultural	$3,216	9%	$4,254	9%
Real Estate – Construction	5,512	14%	2,808	17%
Real Estate – Farmland	551	6%	681	6%
Real Estate – Other	6,707	65%	5,955	62%
Loans to Individuals	1,654	4%	2,467	4%
All Other Loans	735	2%	851	2%
Total	$18,375	100%	$17,016	100%

* Loan balance in each category expressed as a percentage of total end of period loans.

Part I (Continued)
Item 2 (Continued)

Activity in the allowance for loan losses is presented in the following table. There were no charge-offs or recoveries related to foreign loans during any of the periods presented.

The following table presents an analysis of the Company’s loan loss experience for the periods indicated.

	Three Months Ended	Three Months Ended
($ in thousands)	June 30, 2009	June 30, 2008

Allowance for Loan Losses at Beginning of Quarter	$18,996	$15,220

Charge-Off
Commercial, Financial and Agricultural	201	411
Real Estate	13,726	1,479
Consumer	118	88
All Other	31	49
	14,076	2,027
Recoveries
Commercial, Financial and Agricultural	7	44
Real Estate	44	112
Consumer	46	39
All Other	3	7
	100	202

Net Charge-Offs	13,976	1,825

Provision for Loan Losses	13,355	4,071

Allowance for Loan Losses at End of Quarter	$18,375	$17,466

Ratio of Net Charge-Offs to Average Loans	1.45%	0.19%

The allowance for loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The provision for loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for loan losses increased $9.3 million from $4.07 million in three months ended June 30, 2008 to $13.36 million in three months ended June 30, 2009.  The provision for loan losses charged to earnings was based upon management’s judgment of the amount necessary to maintain the allowance at an adequate level to absorb losses inherent in the loan portfolio at quarter-end.  The amount each period is dependent upon many factors, including changes in the risk ratings of the loan portfolio, net charge-offs, past due ratios, the value of collateral, and other environmental factors that include portfolio loan quality indicators; portfolio growth and composition of commercial real estate and concentrations; portfolio policies, procedures, underwriting standards, loss recognition, collection and recovery practices; local economic business conditions; and the experience, ability, and depth of lending management and staff.  Of significance to changes in the allowance during the second quarter was net charge-offs of $13.98 million.  Charge-offs largely consisted of four construction and land development loans totaling $5.98 million; two multifamily residential property loans totaling $2.5 million; and one nonfarm nonresidential loan totaling $2.87 million.  The remainder of the charge-offs were made up of several small loans, most of which were real estate dependent loans.  All of the large charge-offs were attributable to significant declines in collateral value based upon current real estate values.  Charge-offs for second quarter 2008 totaled $1.83 million, of which several small loans totaling $1.06 million were construction, land development and other loans.  The remainder of the charge-offs were made up of several small loans, most of which were real estate dependent loans and commercial loans.

Provisions were higher in 2009 compared to 2008 primarily due to the elevated risk of residential real estate and land development loans that began during 2007 with the housing and real estate downturn.  Nonperforming assets as a percentage of total loans and foreclosed assets decreased to 4.74 percent at June 30, 2009 compared to 5.45 percent at March 31, 2009 and 4.95 percent at December 31, 2008.  Total nonperforming assets at June 30, 2009 were $46.3 million, of which $23 million were construction, land development and other land loans; $2.5 million were 1-4 family residential properties; $4.9 million were multifamily residential properties; $10.4 million were nonfarm nonresidential properties; $1.4 million were farmland properties; and the remainder of nonperforming assets totaling $1.4 million were commercial and consumer loans.  All of the classified loans greater than $50 thousand, including the nonperforming loans, are reviewed throughout the quarter for impairment review.  During the quarter significant impairment was identified in seven problem credits due to recent appraisals reflecting a reduction in collateral values.  This resulted in charge-offs on these credits of approximately $11.35 million, thus the additional provisions to maintain an adequate reserve level at June 30, 2009.  Total nonperforming assets at June 30, 2008 were $21.2 million, of which $10.6 million were construction, land development and other land loans; $0.36 million were farmland; $3.00 million were 1-4 family residential properties; $1.54 million were multifamily properties; $3.51 million were nonfarm nonresidential properties; and the remainder of nonperforming assets totaling $2.19 million were commercial and consumer loans.  The allowance for loan losses of $18.38 million at June 30, 2009 was 1.91 percent of total loans which compares to $19 million at March 31, 2009, or 1.97 percent of total loans and to $17.02 million at December 31, 2008, or 1.77 percent.  Unusually high levels of loan loss provision have been required as Company management addresses asset quality deterioration.  While the nonperforming loans as a percentage of total loans was 3.45 percent, 4.17 percent and 3.68 percent, respectively as of June 30, 2009, March 31, 2009 and December 31, 2008, the Company’s allowance for loan losses as a percentage of nonperforming loans was 55.31 percent, 47.29 percent and 48.10 percent, respectively as of June 30, 2009, March 31, 2009 and December 31, 2008.  Though our efforts resulted in a reduction in nonperforming loans from the prior quarter-end, we continued to identify new problem loans during second quarter 2009, though at a slower pace than in previous quarters.

Part I (Continued)
Item 2 (Continued)

While the allowance for loan losses decreased from $19 million, or 1.97 percent of total loans at March 31, 2009 to $18.38 million, or 1.91 percent of total loans at June 30, 2009, the Company also reflected a decrease in nonperforming loans from $40.2 million at  March 31, 2009 to $33.2 million at June 30, 2009.  The allowance for loan losses is inherently judgmental, nevertheless the Company’s methodology is consistently applied based on SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS 118, and allowance allocations determined in accordance with SFAS No. 5, Accounting for Contingencies.  Loans individually selected for impairment review in compliance with SFAS No. 114 consist of all loans classified substandard that are $50 thousand and over.  The remaining portfolio not subject to SFAS No. 114 is analyzed in compliance with SFAS No. 5 based on historical loss data.  Loans selected for individual review where no individual impairment amount is identified do not receive any contribution to the allowance for loan losses under SFAS No. 5.  Historical loss rates applied under SFAS No. 5 are updated annually to provide the annual loss rate which is applied to the appropriate portfolio grades in conjunction with average portfolio life.  In addition, environmental factors as discussed earlier are evaluated for any adjustments needed to the allowance for loan losses determination produced by individual loan impairment analysis and remaining portfolio segmentation analysis.  The allowance for loan losses determination is based on reviews throughout the quarter and an environmental analysis at quarter-end.

As part of our monitoring and evaluation of collateral values for nonperforming and problem loans in determining adequate allowance for loan losses, regional credit officers along with lending officers submit monthly problem loan reports for loans greater than $50 thousand in which impairment is identified.  This process typically determines collateral shortfall based upon local market real estate value estimates should the collateral be liquidated.  Once the loan is deemed uncollectible, it is transferred to our problem loan department for workout, foreclosure and/or liquidation.  The problem loan department gets a current appraisal on the property in order to record a fair market value (less selling expenses) when the property is foreclosed on and moved into other real estate.  Trends the past several quarters reflect a decrease in collateral values from two to three years ago on improved properties of fifteen to twenty five percent and on land development and land loans of thirty to fifty percent.  The significant reduction in collateral values on nonperforming assets has resulted in the increased loan loss provisions and charge-offs, particularly during this quarter.

Net charge-offs in three months ended June 30, 2009 increased $12,151 thousand compared to the same period a year ago.  Net charge-offs of 1.45 percent for second quarter 2009 annualizes to 5.80 percent.  Net charge-offs were fairly consistent during 2007, 2006 and 2005; however, the net charge-offs increased significantly in 2008 primarily from the write-down of nonperforming credits to appraised values.  We anticipate an elevated amount of charge-offs in 2009 as problem credits run through the collection process to resolution.

Though the allowance for loan losses is $0.62 million less than the prior quarter end, after factoring in net-charge offs, additional provisions, and the normal determination for an adequate funding level, management believes the level of the allowance for loan losses was adequate as of June 30, 2009. Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

Part I (Continued)
Item 2 (Continued)

The following table presents an analysis of the Company’s loan loss experience for the periods indicated.

	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2009	June 30, 2008

Allowance for Loan Losses at Beginning of Quarter	$17,016	$15,513

Charge-Off
Commercial, Financial and Agricultural	286	662
Real Estate	15,644	2,514
Consumer	273	230
All Other	218	52
	16,421	3,458
Recoveries
Commercial, Financial and Agricultural	15	59
Real Estate	76	123
Consumer	106	68
All Other	3	19
	200	269

Net Charge-Offs	16,221	3,189

Provision for Loan Losses	17,580	5,142

Allowance for Loan Losses at End of Quarter	$18,375	$17,466

Ratio of Net Charge-Offs to Average Loans	1.69%	0.34%

The allowance for loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The provision for loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for loan losses increased $12.44 million from $5.14 million in six months ended June 30, 2008 to $17.58 million in six months ended June 30, 2009.  Of significance to changes in the allowance for loan losses during first half 2009 was net charge-offs of $16.2 million.  Charge-offs largely consisted of five construction and land development loans totaling $6.3 million; one 1-4 family residence property of $0.47 million; two multifamily residential property loans totaling $2.5 million; and one nonfarm nonresidential loan totaling $2.87 million.  The remainder of the charge-offs were made up of several small loans most of which were real estate dependent loans.  All of the large charge-offs were attributable to significant declines in collateral value based upon current real estate values.

Net charge-offs in six months ended June 30, 2009 increased $13,032 thousand compared to the same period a year ago.  Net charge-offs of 1.69 percent for first half of 2009 annualizes to 3.38 percent.  Net charge-offs were fairly consistent during 2007, 2006 and 2005; however, the net charge-offs increased significantly in 2008 primarily from the write-down of non-performing credits to appraised values.  We anticipate an elevated amount of charge-offs in 2009 as problem credits run through the collection process to resolution.

Management believes the level of the allowance for loan losses was adequate as of June 30, 2009. Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

Part I (Continued)
Item 2 (Continued)

Investment Portfolio

The following table presents carrying values of investment securities held by the Company as of June 30, 2009 and December 31, 2008.

($ in thousands)	June 30, 2009	December 31, 2008

State, County and Municipal	$5,947	$9,110
Corporate Obligations	3,956	6,176
Asset-Backed Securities	405	668

Investment Securities	10,308	15,954
Mortgage-Backed Securities	239,600	191,750
Total Investment Securities and
Mortgage Backed Securities	$249,908	$207,704

The following table represents maturities and weighted-average yields of investment securities held by the Company as of June 30, 2009.  (Mortgage backed securities are based on the average life at the projected speed, while Agencies, State and Political subdivisions  and Corporates reflect anticipated calls being exercised.)

	Within 1 Year		After 1 Year But Within 5 Years		After 5 Years But Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Mortgage-Backed Securities	$9,882	2.58%	$191,913	3.42%	$9,439	3.01%	$28,366	4.03%

State, County, and Municipal	2,805	4.12	575	4.28	2,567	3.74	---	---

Corporate Obligations	---	---	2,125	4.85	1,069	5.67	762	4.73

Asset-Backed Securities	---	---	---	---	---	---	405	6.33

Total Investment Portfolio	$12,687	2.95%	$194,613	3.45%	$13,075	3.35%	$29,533	4.13%

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

At June 30, 2009, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10 percent of the Company’s shareholders’ equity.

The average yield of the securities portfolio was 3.80 percent in six months ended June 30, 2009 compared to 4.92 percent in the same period a year ago. The increase in the average yield over the comparable periods primarily resulted from reinvestment of proceeds from maturities and paydowns on mortgage-backed securities into higher yielding securities.

Part I (Continued)
Item 2 (Continued)

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the three month periods ended June 30, 2009 and June 30, 2008.

	June 30, 2009		June 30, 2008
($ in thousands)	Average Amount	Average Rate	Average Amount	Average Rate

Noninterest-Bearing Demand Deposits	$68,988		$77,602
Interest-Bearing Demand and Savings Deposits	239,340	0.78%	222,169	1.65%
Time Deposits	695,391	3.10%	690,019	4.73%

Total Deposits	$1,003,719	2.34%	$989,790	3.67%

The following table presents the maturities of the Company's time deposits as of June 30, 2009.

($ in thousands)	Time Deposits $100,000 or Greater	Time Deposits Less Than $100,000	Total

Months to Maturity
3 or Less	$106,260	$71,187	$177,447
Over 3 through 12 Months	202,189	232,257	434,446
Over 12 Months through 36 Months	43,605	45,406	89,011
Over 36 Months	1,234	3,461	4,695

	$353,288	$352,311	$705,599

Average deposits increased $13.9 million to $1,004 million at June 30, 2009 from $990 million at June 30, 2008.  The increase  included a decrease of $8.6 million, or 11.10 percent, related to noninterest-bearing deposits.  Accordingly the ratio of average noninterest-bearing deposits to total average deposits was 6.87 percent for six months ended June 30, 2009 compared to 7.84 percent for six months ended June 30, 2008.  The general decrease in market rates, had the effect of (i) decreasing the average cost of total deposits by 133 basis points in six months ended June 30, 2009 compared to the same period a year ago; and (ii) mitigating a portion of the impact of decreasing yields on earning assets.

Total average interest-bearing deposits increased $22.5 million, or 2.47 percent in six months ended June 30, 2009 compared to the same period a year ago.  The increase in average deposits at June 30, 2009 compared to June 30, 2008 was primarily in interest bearing demand accounts.  With the current interest rate environment, it appears that many customers continue to maintain time deposit accounts, with the prevalent investment period continuing to be short term time deposits.

Off-Balance-Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of June 30, 2009. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

Part I (Continued)
Item 2 (Continued)

	Payments Due by Period

	1 Year or Less		More than 1 Year but Less Than 3 Years		3 Years or More but Less Than 5 Years		5 Years or More	Total
Contractual obligations:
Subordinated debentures	$	----	$	----	$	----	$24,229	$24,229
Federal Funds purchased and repurchase agreements		32,697		20,000		----	----	52,697
Federal Home Loan Bank advances		20,000		36,000		5,000	30,000	91,000
Operating leases		129		252		149	----	530
Deposits with stated maturity dates		611,893		89,011		4,548	147	705,599

		664,719		145,263		9,697	54,376	874,055
Other commitments:
Loan commitments		72,485		----		----	----	72,485
Standby letters of credit		1,873		----		----	----	1,873
Standby letter of credit issued by
Federal Home Loan Bank for Bank		60		----		----	----	60

		74,418		----		----	----	74,418
Total contractual obligations and Other commitments		$739,137		$145,263		$9,697	$54,376	$948,473

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

Loan Commitments. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for possible loan losses. Loan commitments outstanding at June 30, 2009 are included in the table above.

Standby Letters of Credit.  Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. The Company’s policies generally require that standby letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit outstanding at June 30, 2009 are included in the table above.

Capital and Liquidity

At June 30, 2009, stockholders’ equity totaled $103.7 million compared to $83.2 million at December 31, 2008. In addition to net loss of $5.3 million, other significant changes in stockholders’ equity during six months ended June 30, 2009 included $1.7 million of dividends declared and an increase of $0.09 million resulting from the amortization of the stock grant plan. The Company increased  stockholders’ equity by $28 million through the sale of preferred stock and warrants to U.S. Treasury Department during first quarter 2009.  The accumulated other comprehensive income (loss) component of stockholders’ equity totaled $(151) thousand at June 30, 2009 compared to $376 thousand at December 31, 2008. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale. Under regulatory requirements, the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. Tier 1 capital consists of common stock and qualifying preferred stockholders’ equity less goodwill.  Tier 2 capital consists of certain convertible, subordinated and other qualifying debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets.  The Company has no Tier 2 capital other than the allowance for loan losses and gain on marketable equity securities.

Part I (Continued)
Item 2 (Continued)

Using the capital requirements presently in effect, the Tier 1 ratio as of June 30, 2009 was 12.82 percent and total Tier 1 and 2 risk-based capital was 14.07 percent.  Both of these measures compare favorably with the regulatory minimum to be adequately capitalized  of 4 percent for Tier 1 and 8 percent for total risk-based capital.  The Company’s Tier 1 leverage ratio as of June 30, 2009 was 9.74 percent, which exceeds the required ratio standard of 4 percent.

For six months ended June 30, 2009, average capital was $109 million, representing 8.55 percent of average assets for the year.   This compares to 7.20 percent for six months ended June 30, 2008 and 7.0 percent for calendar year 2008.

The Company declared cash dividends of $0.15 per common share during the first half of 2009, and cash dividends of $0.195 per common share during the first half of 2008, respectively.

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

The investment portfolio provides a ready means to raise cash if liquidity needs arise.  As of June 30 2009, the Company held $249.9 million in bonds (excluding FHLB stock), at current market value in the available for sale portfolio.  At December 31, 2008, the available for sale bond portfolio totaled $207.6 million.  Only marketable investment grade bonds are purchased.  Although most of the banks’ bond portfolios are encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for a sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it primarily determines the Company’s liquidity posture.  Colony had ratios of loans to deposits of 94.8 percent as of June 30, 2009 and 95.4 percent at December 31, 2008.  Management employs alternative funding sources when deposit balances will not meet loan demands.  The ratios of loans to all funding sources (excluding Subordinated Debentures) at June 30, 2009 and December 31, 2008 were 83.1 percent and 84.3 percent, respectively.  Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources.  The stability of the banks’ core deposit base is an important factor in Colony’s liquidity position.  A heavy percentage of the deposit base is comprised of accounts of individuals and small business with comprehensive banking relationships and limited volatility.  At June 30, 2009 and December 31, 2008, Colony had $353.3 million and $333.5 million in certificates of deposit of $100,000 or more.  These larger deposits represented 34.75 percent and 33.12 percent of respective total deposits.  Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed.  Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

Local market deposit sources proved insufficient to fund the strong loan growth trends at Colony over the past several years.  The Company supplemented deposit sources with brokered deposits.  As of June 30, 2009, the Company had $141.9 million, or 13.96   percent of total deposits, in brokered certificates of deposit attracted by external third parties.  Additionally, Colony uses external wholesale or Internet services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed.

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

Part I (Continued)
Item 2 (Continued)

Return on Assets and Stockholders’ Equity

The following table presents selected financial ratios for each of the periods indicated.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008

Return on Assets (1)	(2.10)%	0.10%	(0.94)%	0.42%

Return on Equity (1)	(32.81)%	1.36%	(14.45)%	5.86%

Dividend Payout	NM (2)	243.75%	NM (2)	55.71%

Avg. Equity to Avg. Assets	6.41%	7.23%	6.49%	7.20%

Dividends Declared	$0.049	$0.098	$0.146	$0.195

(1) Computed using net income available to common shareholders.
(2) Not meaningful due to net loss recorded.

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

On January 9, 2009, Colony consummated the sale of $28,000,000 in preferred stock and related warrants to the U.S. Treasury Department in the U.S. Treasury Capital Program (“CPP”).  Colony elected to participate to take advantage of the likely one-time opportunity to receive a very low-cost source of capital.  Colony’s participation in the CPP strengthens its current well-capitalized position and increases liquidity.  Colony management believes maintenance of capital at elevated levels during the current challenging economic environment is desirable.  In the spirit of the program Colony anticipates using this capital to expand its business through extension of credit to worthy borrowers, to purchase mortgage-backed securities pooled and issued by Freddie Mac, Fannie Mae, and Ginnie Mae to enhance the housing market and to reduce brokered deposits on our books.  Utilization of these funds during second  quarter 2009 were new and renewed loan originations totaling $185 million, of which $68 million represented new loan extensions either funded or committed.  Also, new mortgage-backed securities purchased during second quarter 2009 resulted in a net increase of mortgage-backed security holdings of approximately $6 million.

BUSINESS
General

Colony Bankcorp, Inc. (the “Company” or “Colony”) is a Georgia business corporation which was incorporated on November 8, 1982.  The Company was organized for the purpose of operating as a bank holding company under the Federal Bank Holding Company Act of 1956, as amended, and the bank holding company laws of Georgia (Georgia Laws 1976, p. 168, et. seq.).  On July 22, 1983, the Company, after obtaining the requisite regulatory approvals, acquired 100 percent of the issued and outstanding common stock of Colony Bank (formerly Colony Bank of Fitzgerald and The Bank of Fitzgerald), Fitzgerald, Georgia, through the merger of the Bank with a subsidiary of the Company which was created for the purpose of organizing the Bank into a one-bank holding company.  Since that time, Colony Bank has operated as a wholly-owned subsidiary of the Company.  Our business is conducted primarily through our wholly-owned subsidiary, which provides a broad range of banking services to its retail and commercial     customers.  The company headquarters are located at 115 South Grant Street, Fitzgerald, Georgia 31750, its telephone number is 229-426-6000 and its Internet address is http://www.colonybank.com.  We operate twenty-eight domestic banking offices and one mortgage company office and at June 30, 2009, we had approximately $1.30 billion in total assets, $945.31 million in total loans, $1.02 billion in total deposits and $103.7 million in stockholder’s equity.  Deposits are insured, up to applicable limits, by the Federal Deposit Insurance Corporation.

Part I (Continued)
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

On April 2, 1998, the Company was listed on Nasdaq National Market.  The Company’s common stock trades on the Nasdaq Stock Market under the symbol “CBAN”.  The Company presently has approximately 1,992 shareholders as of June 30, 2009.  “The Nasdaq Stock Market” or “Nasdaq” is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting and order execution systems.  This market also provides specialized automation services for screen-based negotiations of transactions, on-line comparison of transactions, and a range of informational services tailored to the needs of the securities industry, investors and issuers.  The Nasdaq Stock Market is operated by The Nasdaq Stock Market, Inc., a wholly-owned subsidiary of the National Association of Securities Dealers, Inc.

Part I (Continued)
Item 3

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

AVERAGE BALANCE SHEETS	Six Months Ended			Six Months Ended
	June 30, 2009			June 30, 2008
	Average	Income/	Yields/	Average	Income/	Yields/
($ in thousands)	Balances	Expense	Rates	Balances	Expense	Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Interest and fees
Taxable (1)	$962,029	$28,847	6.00%	$948,432	$35,153	7.41%
Investment Securities
Taxable	223,455	4,173	3.73%	142,657	3,466	4.86%
Tax-Exempt (2)	7,377	215	5.83%	11,190	318	5.68%
Total Investment Securities	230,832	4,388	3.80%	153,847	3,784	4.92%
Interest-Bearing Deposits	395	--	--	1,604	20	2.49%
Federal Funds Sold	7,736	11	0.28%	16,492	239	2.90%
Interest-Bearing Other Assets	6,309	--	--	5,784	166	5.74%
Total Interest-Earning Assets	1,207,301	$33,246	5.51%	1,126,159	$39,362	6.99%
Non-interest-Earning Assets
Cash and Cash Equivalents	23,916			21,512
Allowance for Loan Losses	(18,126)			(15,604)
Other Assets	62,461			55,934
Total Noninterest-Earning Assets	68,251			61,842
Total Assets	$1,275,552			$1,188,001
Liabilities and Stockholders' Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$239,340	$936	0.78%	$222,169	$1,828	1.65%
Other Time	695,391	10,790	3.10%	690,019	16,319	4.73%
Total Interest-Bearing Deposits	934,731	11,726	2.51%	912,188	18,147	3.98%
Other Interest-Bearing Liabilities
Other Borrowed Money	91,000	1,552	3.41%	79,116	1,679	4.24%
Subordinated Debentures	24,229	386	3.19%	24,229	666	5.50%
Federal Funds Purchased and Repurchase Agreements	41,352	436	2.11%	3,233	52	3.22%
Total Other Interest-Bearing Liabilities	156,581	2,374	3.03%	106,578	2,397	4.50%
Total Interest-Bearing Liabilities	1,091,312	$14,100	2.58%	1,018,766	$20,544	4.03%
Noninterest-Bearing Liabilities and
Stockholders' Equity
Demand Deposits	68,988			77,602
Other Liabilities	6,250			6,150
Stockholders' Equity	109,002			85,483
Total Noninterest-Bearing Liabilities and Stockholders' Equity	184,240			169,235
Total Liabilities and Stockholders' Equity	$1,275,552			$1,188,001

Interest Rate Spread			2.93%			2.96%
Net Interest Income		$19,146			$18,818
Net Interest Margin			3.17%			3.34%

(1)
The average balance of loans includes the average balance of nonaccrual loans.  Income on such loans is recognized and recorded on the cash basis.  Taxable equivalent adjustments totaling $144 and $62 for six month periods ended June 30, 2009 and 2008, respectively, are included in tax-exempt interest on loans.

(2)
Taxable-equivalent adjustments totaling $142 and $108 for six month periods ended June 30, 2009 and 2008, respectively, are included in tax-exempt interest on investment securities.  The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

Part I (Continued)
Item 3(Continued)

Colony Bankcorp, Inc. and Subsidiary
Interest Rate Sensitivity

The following table is an analysis of the Company’s interest rate-sensitivity position at June 30, 2009.  The interest-bearing rate-sensitivity gap, which is the difference between interest-earning assets and interest-bearing liabilities by repricing period, is based upon maturity or first repricing opportunity, along with a cumulative interest rate-sensitivity gap.  It is important to note that the table indicates a position at a specific point in time and may not be reflective of positions at other times during the year or in subsequent periods.  Major changes in the gap position can be, and are, made promptly as market outlooks change.

	Assets and Liabilities Repricing Within

	3 Months or Less	4 to 12 Months		1 Year	1 to 5 Years		Over 5 Years	Total
($ in Thousands)

EARNING ASSETS:
Interest-Bearing Deposits	$229	$	---	$229	$	---	---	$229
Federal Funds Sold	---		---	---		---	---	---
Investment Securities	2,158		4,859	7,017		189,437	53,454	249,908
Loans, Net of Unearned Income	413,250		179,880	593,130		360,155	10,399	963,684
Other Interest-Bearing Assets	6,345		---	6,345		---	---	6,345

Total Interest-Earning Assets	421,982		184,739	606,721		549,592	63,853	1,220,166

INTEREST-BEARING LIABILITIES:
Interest-Bearing Demand Deposits (1)	203,285		---	203,285		---	---	203,285
Savings (1)	36,285		---	36,285		---	---	36,285
Time Deposits	177,446		434,446	611,892		93,560	147	705,599
Other Borrowings (2)	19,000		1,000	20,000		41,000	30,000	91,000
Subordinated Debentures	24,229		---	24,229		---	---	24,229
Federal Funds Purchased	12,697		---	12,697		---	---	12,697
Repurchase Agreements	20,000		---	20,000		20,000	---	40,000

Total Interest-Bearing Liabilities	492,942		435,446	928,388		154,560	30,147	1,113,095

Interest Rate-Sensitivity Gap	(70,960)		(250,707)	(321,667)		395,032	33,706	107,071

Cumulative Interest-Sensitivity Gap	(70,960)		(321,667)	(321,667)		73,365	107,071

Interest Rate-Sensivitiy Gap as a Percentage of Interest-Earning Assets	(5.82%)		(20.55%)	(26.36%)		32.38%	2.76%

Cumulative Interest Rate-Sensitivity as as a Percentage of Interest-Earning Assets	(5.82%)		(26.36%)	(26.36%)		6.01%	8.78%

(1)  Interest-bearing Demand and Savings Accounts for repricing purposes are considered to reprice within 3 months or less.
(2)  Short-term borrowings for repricing purposes are considered to reprice within 3 months or less.

Part I (Continued)
Item 3(Continued)

The foregoing table indicates that we had a one year negative gap of ($322) million, or (26.36) percent of total assets at June 30, 2009.  In theory, this would indicate that at June 30, 2009, $322 million more in liabilities than assets would reprice if there were a change in interest rates over the next 365 days.  Thus, if interest rates were to increase, the gap would indicate a resulting decrease in net interest margin.  However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity.  In addition, the interest rate spread between an asset and our supporting liability can vary significantly while the timing of repricing of both the assets and our supporting liability can remain the same, thus impacting net interest income.  This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposits.

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

The Company utilizes SunTrust Asset/Liability Management Analysis for a more dynamic analysis of balance sheet structure.  The Company has established earnings at risk for net-interest income in a +/- 200 basis point rate shock to be no more than a fifteen percent decline.  The most recent analysis as of March 31, 2009 indicates that net interest income would deteriorate 18.03 percent with a 200 basis point decrease and would improve 7.73 percent with a 200 basis point increase.  The increased exposure to declining rates is mitigated by the low likelihood of a further decline of 200 basis points from the current rate levels.  The Company has established equity at risk in a +/- 200 basis points rate shock to be no more than a twenty percent decline.  The most recent analysis as of March 31, 2009 indicates that net economic value of equity percentage change would decrease 12.37 percent with a 200 basis point decrease and would increase 4.35 percent with a 200 basis point increase.  The Company has established its one year gap to be 0.80 percent to 1.20 percent.  The most recent analysis as of March 31, 2009 indicates a one year gap of 0.87 percent.  The analysis suggests net interest margin compression in a declining interest rate environment.  Given that interest rates have basically “bottomed-out” with the recent Federal Reserve action, the Company is anticipating interest rates to increase in the future though we believe that interest rates will remain flat most of 2009.  The Company is focusing on areas to minimize margin compression in the future by minimizing longer term fixed rate loans, shortening on the yield curve with investments, securing longer term FHLB advances, securing brokered certificates of deposit for longer terms and focusing on reduction of nonperforming assets.

Part I (Continued)
Item 4

CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report, as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Exchange Act.  Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.

During the quarter ended June 30, 2009, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (ANNUAL MEETING)

The annual meeting of the shareholders of the Company was held on May 26, 2009.  At the Annual Meeting of the Shareholders, proxies were solicited under Regulation 14 of the Securities and Exchange Act of 1934.  Total shares eligible to vote amounted to 7,231,163.  A total of 5,247,076.21 shares (72.56%) were represented by shareholders in attendance or by proxy.  The following directors were elected to serve one year until the next annual meeting:

	For	Against

Morris Downing	5,187,347.50	59,728.71
Dan Minix	5,205,159.50	41,916.71
Jonathan Ross	5,207,502.50	39,573.71
Jerry Harrell	5,012,352.50	234,723.71
Terry Hester	5,189,690.50	57,385.71
Terry Coleman	5,204,791.36	42,284.85
Gene Waldron	5,207,502.50	39,573.71
Bill Roberts	5,207,502.50	39,573.71
Al Ross	5,207,502.50	39,573.71
Charles Myler	5,202,502.50	44,573.71
Mark Massee	5,207,502.50	39,573.71

In regard to the non-binding “say-on-pay” the final vote count was as follows:

For	Against	Abstained
5,045,249.61	177,975.71	23,848.89

ITEM 5 – OTHER INFORMATION

None

Part II (Continued)
Item6

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

Part II (Continued)
Item6

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

/s/ Al D. Ross
Date: August 7, 2009	Al D. Ross,
President and Chief Executive Officer

/s/ Terry L. Hester
Date: August 7, 2009	Terry L. Hester, Executive Vice President and
Chief Financial Officer