Form 10-Q
period 2009-09-30
COLONY BANKCORP INC
filed 2009-11-06
CIK 711669

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR QUARTER ENDED SEPTEMBER 30, 2009	COMMISSION FILE NUMBER 0-12436

COLONY BANKCORP, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

GEORGIA	58-1492391
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

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

YES	NO

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, A NONACCELERATED FILER OR A SMALLER REPORTING COMPANY.   SEE DEFINITIONS OF ACCELERATED FILER, LARGE ACCELERATED FILER AND SMALLER REPORTING COMPANY IN RULE 12b-2 OF THE EXCHANGE ACT.  (CHECK ONE)

LARGE ACCELERATED FILER	ACCELERATED FILER ☒
NON ACCELERATED FILER	SMALLER REPORTING COMPANY
(DO NOT CHECK IF A SMALLER REPORTING COMPANY)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE ACT).

YES	NO ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS	OUTSTANDING AT NOVEMBER 6, 2009
COMMON STOCK, $1 PAR VALUE	7,229,163

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

PART 1.   FINANCIAL INFORMATION
ITEM 1.

FINANCIAL STATEMENTS

THE FOLLOWING FINANCIAL STATEMENTS ARE PROVIDED FOR COLONY BANKCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY BANK, COLONY BANK

A.	CONSOLIDATED BALANCE SHEETS – SEPTEMBER 30, 2009 AND DECEMBER 31, 2008.

B.	CONSOLIDATED STATEMENTS OF INCOME – FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008.

C.	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008.

D.	CONSOLIDATED STATEMENTS OF CASH FLOWS – FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008.

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING SOLELY OF NORMAL RECURRING ADJUSTMENTS) NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2009 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

Part I (Continued)
Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(DOLLARS IN THOUSANDS)

	September 30, 2009	December 31, 2008
ASSETS	(Unaudited)	(Audited)

Cash and Cash Equivalents
Cash and Due from Banks	$16,559	$29,427
Federal Funds Sold	--	31
	16,559	29,458
Interest-Bearing Deposits	162	147
Investment Securities
Available for Sale, at Fair Value	247,014	207,645
Held to Maturity, at Cost (Fair Value of $62 and $63, as of September 30, 2009 and December 31, 2008, Respectively)	60	60
	247,074	207,705

Federal Home Loan Bank Stock, at Cost	6,345	6,272
Loans	971,132	961,037
Allowance for Loan Losses	(21,359)	(17,016)
Unearned Interest and Fees	(144)	(179)
	949,629	943,842
Premises and Equipment	29,022	29,672
Other Real Estate	16,516	12,812
Goodwill	2,412	2,412
Other Intangible Assets	340	367
Other Assets	22,832	20,095
Total Assets	$1,290,891	$1,252,782

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest-Bearing	$70,345	$77,497
Interest-Bearing	945,069	929,495
	1,015,414	1,006,992
Borrowed Money
Federal Funds Purchased	5,697	2,274
Securities Sold Under Agreements to Repurchase	45,232	40,000
Subordinated Debentures	24,229	24,229
Other Borrowed Money	91,000	91,000
	166,158	157,503

Other Liabilities	5,252	5,072
Commitments and Contingencies
Stockholders' Equity
Preferred Stock, Par Value $1,000 a Share, Authorized 10,000,000 Shares, Issued 28,000 Shares	27,321	--
Common Stock, Par Value $1 a Share, Authorized 20,000,000 Shares, Issued 7,229,163 and 7,212,313 Shares as of September 30, 2009 and December 31, 2008, Respectively	7,229	7,212
Paid-In Capital	25,393	24,536
Retained Earnings	44,173	51,302
Restricted Stock - Unearned Compensation	(206)	(211)
Accumulated Other Comprehensive Income (Loss), Net of Tax	157	376
	104,067	83,215
Total Liabilities and Stockholders' Equity	$1,290,891	$1,252,782
The accompanying notes are an integral part of these statements.

Part I (Continued)
Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	9/30/2009	9/30/2008	9/30/2009	9/30/2008
Interest Income
Loans, Including Fees	$14,569	$16,295	$43,342	$51,386
Federal Funds Sold	3	25	14	264
Deposits with Other Banks	--	7	--	27
Investment Securities
U.S. Government Agencies	1,932	1,809	5,886	5,076
State, County and Municipal	59	92	207	322
Corporate Obligations and Asset-Backed Securities	74	113	287	292
Dividends on Other Investments	13	87	13	253
	16,650	18,428	49,749	57,620
Interest Expense
Deposits	5,202	7,599	16,928	25,746
Federal Funds Purchased	222	241	658	293
Borrowed Money	922	1,103	2,860	3,448
	6,346	8,943	20,446	29,487

Net Interest Income	10,304	9,485	29,303	28,133
Provision for Loan Losses	4,000	3,370	21,580	8,512
Net Interest Income After Provision for Loan Losses	6,304	6,115	7,723	19,621

Noninterest Income
Service Charges on Deposits	1,125	1,233	3,155	3,571
Other Service Charges, Commissions and Fees	259	240	747	735
Mortgage Fee Income	137	168	368	511
Securities Gains	609	11	3,147	1,195
Other	210	128	889	1,173
	2,340	1,780	8,306	7,185
Noninterest Expenses
Salaries and Employee Benefits	3,556	4,051	10,946	12,483
Occupancy and Equipment	1,132	1,098	3,182	3,166
Other	3,424	2,664	9,648	7,635
	8,112	7,813	23,776	23,284

Income Before Income Taxes	532	82	(7,747)	3,522
Income Tax (Benefits) Expense	164	(112)	(2,796)	823
Net Income (Loss)	368	194	(4,951)	2,699
Preferred Stock Dividends	350	--	1,015	--
Net Income (Loss) Available to Common Stockholders	$18	$194	$(5,966)	$2,699
Net Income (Loss) Per Share of Common Stock
Basic	$.00	$0.03	$(0.83)	$0.38
Diluted	$.00	$0.03	$(0.83)	$0.38
Cash Dividends Declared Per Share of Common Stock	$.00	$0.10	$0.15	$0.29
Weighted Average Basic Shares Outstanding	7,217,006	7,201,580	7,209,852	7,197,016
Weighted Average Diluted Shares Outstanding	7,217,006	7,201,580	7,209,852	7,197,016

The accompanying notes are an integral part of these statements.

Part I (Continued)
Item 1 (Continued)

COLONY BANKCORP INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	09/30/09	09/30/08	09/30/09	09/30/08

Net Income (Loss)	$368	$194	$(4,951)	$2,699

Other Comprehensive Income (Loss), Net of Tax
Gains (Losses) on Securities Arising During the Year	710	(541)	1,858	(852)
Reclassification Adjustment	(402)	(8)	(2,077)	(789)

Change in Net Unrealized Gains (Losses) on Securities Available for Sale, Net of Reclassification Adjustment and Tax Effect	308	(549)	(219)	(1,641)

Comprehensive Income (Loss)	$676	$(355)	$(5,170)	$1,058

The accompanying notes are an integral part of these statements.

Part I (Continued)
Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(4,951)	$2,699
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided by Operating Activities:
Depreciation	1,561	1,526
Provision for Loan Losses	21,580	8,512
Securities Gains	(3,147)	(1,195)
Amortization and Accretion	2,743	552
Loss on Sale of Other Real Estate and Repossessions	386	62
Gain on Sale of Property/Equipment	(79)	(11)
Cash Surrender Value of Life Insurance	(124)	(155)
Other Prepaids, Deferrals and Accruals, Net	(2,115)	(474)
	15,854	11,516
CASH FLOWS FROM INVESTING ACTIVITIES
Federal Home Loan Bank Stock	(73)	(785)
Purchases of Investment Securities Available for Sale	(450,470)	(116,756)
Proceeds from Maturities, Calls, and Paydowns of
Investment Securities:
Available for Sale	42,945	45,203
Held to Maturity	5	7
Proceeds from Sale of Investment Securities
Available for Sale	368,576	65,299
(Increase) Decrease in Interest-Bearing Deposits in Other Banks	(15)	1,032
Net Loans to Customers	(39,008)	(37,981)
Purchase of Premises and Equipment	(953)	(3,117)
Other Real Estate and Repossessions	7,673	2,815
Proceeds from Sale of Premises and Equipment	122	12
Other Additions and Adjustments	(32)	--
	(71,230)	(44,271)
CASH FLOWS FROM FINANCING ACTIVITIES
Noninterest-Bearing Customer Deposits	(7,152)	(17,074)
Increase (Decrease) in Interest-Bearing Customer Deposits	15,574	(23,776)
Federal Funds Purchased	3,423	11,318
Securities Sold Under Agreements to Repurchase	5,232	20,000
Dividends Paid On Common Stock	(1,760)	(2,091)
Dividends Paid On Preferred Stock	(840)	--
Proceeds from Other Borrowed Money	19,000	51,500
Principal Payments on Other Borrowed Money	(19,000)	(34,100)
Proceeds Allocated to Issuance of Preferred Stock	27,215	--
Proceeds Allocated to Warrants Issued	785	--
	42,477	5,777

Net Decrease in Cash and Cash Equivalents	(12,899)	(26,978)
Cash and Cash Equivalents at Beginning of Period	29,458	50,106
Cash and Cash Equivalents at End of Period	$16,559	$23,128

The accompanying notes are an integral part of these statements.

Part I (Continued)
Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

Principles of Consolidation

Colony Bankcorp, Inc. (the Company) is a bank holding company located in Fitzgerald, Georgia. The Company merged all of its operations into one sole subsidiary effective August 1, 2008.  The consolidated financial statements include the accounts of Colony Bankcorp, Inc. and its wholly-owned subsidiary, Colony Bank (which includes its wholly-owned subsidiary, Colony Mortgage Corp.), Fitzgerald, Georgia.  All significant intercompany accounts have been eliminated in consolidation. The accounting and reporting policies of Colony Bankcorp, Inc. conform to generally accepted accounting principles and practices utilized in the commercial banking industry.  The Company has evaluated subsequent events for potential recognition and/or disclosure through November 6, 2009, the date the consolidated financial statements included in this quarterly input on Form 10-Q were issued.

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

Accounting Standards Codification

The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) became effective on July 1, 2009.  At that date, the ASC became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (GAAP) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature.  Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  All other accounting literature is considered nonauthoritative.  The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies.  Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

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

Concentrations of Credit Risk (Continued)

markets.  Declining collateral real estate values that secure land development, construction and speculative real estate loans in the Company’s larger MSA markets have resulted in increased loan loss provisions in 2009.

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

Investment Securities

The Company classifies its investment securities as trading, available for sale or held to maturity. Securities that are held principally for resale in the near term are classified as trading. Trading securities are carried at fair value, with realized and unrealized gains and losses included in noninterest income. Securities acquired with both the intent and ability to be held to maturity are classified as held to maturity and reported at amortized cost. All other securities not classified as trading or held to maturity are considered available for sale.

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

Federal Home Loan Bank Stock

Investment in stock of a Federal Home Loan Bank (FHLB) is required for every federally insured institution that utilizes its services. FHLB stock is considered restricted, as defined in the accounting standards.  The FHLB stock is reported in the consolidated financial statements at cost. Dividend income is recognized when earned.

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

Other Real Estate (Continued)

loan losses. Subsequent declines in value, routine holding costs and gains or losses upon disposition are included in other losses.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale, represent equity changes from economic events of the period other than transactions with owners and are not reported in the consolidated statements of income but as a separate component of the equity section of the consolidated balance sheets. Such items are considered components of other comprehensive income. Accounting standards require the presentation in the financial statements of net income and all items of other comprehensive income as total comprehensive income.

Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Company has entered into commitments to extend credit, commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded.

Changes in Accounting Principles and Effects of New Accounting Pronouncements

Newly revised standards on Business Combinations  applies to all transactions and other events in which one entity obtains control over one or more other businesses.  An acquirer, upon initially obtaining control of another entity, must recognize the assets, liabilities and any noncontrolling interest in the acquiree at fair value as of the acquisition date.  Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt.  This fair value approach replaces the cost-allocation process whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value.  Acquirers must expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case.  Pre-acquisition contingencies are to be recognized at fair value, unless it is a noncontractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of contingency accounting.  The revised standards are expected to have an impact on the Company’s accounting for business combinations closing on or after January 1, 2009.

Revised standards for Noncontrolling Interest in Consolidated Financial Statements, establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  A noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements.  Among other requirements, consolidated net income must be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  Also required are disclosure, on the face of the consolidated statements of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  Requirements were effective for the Company on January 1, 2009 and did not have a significant impact on the Company’s consolidated financial statements.

In April 2009, standards were issued to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  The standards are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 under certain circumstances.  Implementation on June 15, 2009 did not have a significant impact on the Company’s financial statements.

In April 2009, standards were issued for Recognition and Presentation of Other-Than-Temporary Impairments.  These standards amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  The existing recognition and measurement guidance related to other-than-temporary impairments of equity securities is not amended.  Changes are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of the other-than-temporary impairment amendments on June 15, 2009 did not have a significant impact on the Company’s financial statements.

In April 2009, new standards were issued providing additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.  The standard emphasizes that even if there has been a significant

Part I (Continued)
Item 1 (Continued)

(1)	Summary of Significant Accounting Policies (Continued)

Changes in Accounting Principles and Effects of New Accounting Pronouncements (Continued)

decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques(s) used, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  The standard is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  Early adoption is permitted for periods ending after March 15, 2009.  Adoption on June 15, 2009 did not have a significant impact on the Company’s financial statements.

New requirements for subsequent events establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  The standards define (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date.  The effective date for the Corporation’s financial statements is for periods ending after June 15, 2009.  Implementation resulted in no significant impact on the Corporation’s financial statements.

(2)	Cash and Balances Due from Banks

Components of cash and balances due from banks are as follows as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Cash on Hand and Cash Items	$10,207	$9,228
Noninterest-Bearing Deposits with Other Banks	6,352	20,199
	$16,559	$29,427

3)	Investment Securities

Investment securities as of September 30, 2009 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale:
U.S. Government Agencies Mortgage-Backed	$235,547	$1,559	$(504)	$236,602
State, County & Municipal	5,741	103	(19)	5,825
Corporate Obligations	4,456	87	(361)	4,182
Asset-Backed Securities	1,032	--	(627)	405
	$246,776	$1,749	$(1,511)	$247,014

Securities Held to Maturity:
State, County and Municipal	$60	$2	$--	$62

Part I (Continued)
Item 1 (Continued)

3)	Investment Securities (Continued)

The amortized cost and fair value of investment securities as of September 30, 2009, by contractual maturity, are shown hereafter.  Expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in One Year or Less	$101	102	--	--
Due After One Year Through Five Years	4,511	4,312	--	--
Due After Five Years Through Ten Years	3,564	3,738	$60	$62
Due After Ten Years	3,053	2,260	--	--
	11,229	10,412	60	62

Mortgage-Backed Securities	235,547	236,602	--	--
	$246,776	$247,014	$60	$62

Investment securities as of December 31, 2008 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale:
U.S. Government Agencies
Mortgage-Backed	$190,198	$1,862	$(310)	$191,750
State, County & Municipal	9,227	44	(220)	9,051
Corporate Obligations	6,650	155	(629)	6,176
Asset-Backed Securities	1,000	--	(332)	668
	$207,075	$2,061	$(1,491)	$207,645

Securities Held to Maturity:
State, County and Municipal	$60	$3	$--	$63

Proceeds from the sale of investments available for sale during first nine months of 2009 totaled $368,576 compared to $65,299 for the first nine months of 2008.  The sale of investments available for sale during 2009 resulted in gross realized gains of $3,205 and gross realized losses of $58 and the sale of investments available for sale during 2008 resulted in gross realized gain of $1,202 and losses of $7.

Investment securities having a carry value approximating $162,601 and $145,647 as of September 30, 2009 and December 31, 2008, respectively, were pledged to secure public deposits and for other purposes.

Part I (Continued)
Item 1 (Continued)

3)	Investment Securities (Continued)

Information pertaining to securities with gross unrealized losses at September 30, 2009 and December 31, 2008 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

September 30, 2009
U.S. Government Agencies Mortgage-Backed	$69,433	$(498)	$513	$ (6)	$69,946	$(504)
State, County and Municipal	--	--	1,454	(19)	1,454	(19)
Corporate Obligations	850	(150)	2,244	(211)	3,094	(361)
Asset-Backed Securities	405	(627)	---	---	405	(627)
	$70,688	$(1,275)	$4,211	$(236)	$74,899	$(1,511)

December 31, 2008
U.S. Government Agencies Mortgage-Backed	$52,277	$(267)	$708	$(43)	$52,985	$(310)
State, County and Municipal	5,053	(212)	92	(8)	5,145	(220)
Corporate Obligations	5,021	(629)	---	---	5,021	(629)
Asset-Backed Securities	668	(332)	---	---	668	(332)
	$63,019	$(1,440)	$800	$(51)	$63,819	$(1,491)

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

At September 30, 2009, the debt securities with unrealized losses have depreciated 1.98 percent from the Company’s amortized cost basis.  These securities are guaranteed by either U.S. Government or other governments.  These unrealized losses relate principally to current interest rates for similar types of securities.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition.  As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

(4)	Loans

The composition of loans as of  September 30, 2009 and December 31, 2008 was as follows:

	September 30, 2009	December 31, 2008

Commercial, Financial and Agricultural	$94,555	$86,379
Real Estate – Construction	131,233	160,374
Real Estate – Farmland	57,896	54,159
Real Estate – Other	628,802	600,654
Installment Loans to Individuals	40,320	44,163
All Other Loans	18,326	15,308
	$971,132	$961,037

Part I (Continued)
Item 1 (Continued)

(4)	Loans (Continued)

Nonaccrual loans are loans for which principal and interest are doubtful of collection in accordance with original loan terms and for which accruals of interest have been discontinued due to payment delinquency.  Nonaccrual loans totaled $38,691 and $35,124 as of September 30, 2009 and December 31, 2008, respectively and total recorded investment in loans past due 90 days or more and still accruing interest approximated $41 and $250, respectively.

(5)	Allowance for Loan Losses

Transactions in the allowance for loan losses are summarized below for nine months ended September 30, 2009 and September 30, 2008 as follows:

	September 30, 2009	September 30, 2008

Balance, Beginning	$17,016	$15,513
Provision Charged to Operating Expenses	21,580	8,512
Loans Charged Off	(17,549)	(6,534)
Loan Recoveries	312	461

Balance, Ending	$21,359	$17,952

(6)	Premises and Equipment

Premises and equipment are comprised of the following as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008

Land	$7,805	$7,805
Building	23,626	23,461
Furniture, Fixtures and Equipment	14,099	13,530
Leasehold Improvements	995	990
Construction in Progress	211	127
	46,736	45,913

Accumulated Depreciation	(17,714)	(16,241)
	$29,022	$29,672

Depreciation charged to operations totaled $1,561 and $1,526 for September 30, 2009 and September 30, 2008, respectively.

Certain Company facilities and equipment are leased under various operating leases.  Rental expense approximated $273 and $282 for nine months ended September 30, 2009 and September 30, 2008, respectively.

Part I (Continued)
Item 1 (Continued)

(7)	Goodwill and Intangible Assets

The following is an analysis of the goodwill and core deposit intangible asset activity for the nine months ended September 30, 2009 and September 30, 2008:

	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008

Goodwill
Balance, Beginning	$2,412	$2,412
Goodwill Acquired	--	--
Balance, Ending	$2,412	$2,412

Net Core Deposit, Intangible
Balance, Beginning	$367	$402
Amortization Expense	(27)	(27)
Balance, Ending	$340	$375

The following table reflects the expected amortization for the core deposit intangible at September 30, 2009:

2009	$9
2010	36
2011	36
2012	36
2013 and thereafter	223
$340

(8)  Income Taxes

The Company records income taxes under accounting standards requiring an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

 (9) Fair Value Measurements

Generally accepted accounting principles related to Fair Value Measurements, defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurements and enhances disclosure requirements for fair value measurements.  The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.  The three levels are defined as follows:

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

Part I (Continued)
Item 1 (Continued)

(9)	Fair Value Measurements (Continued)

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

Impaired loans

Fair value accounting principles also apply to loans measured for impairment including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent).  Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral.

Assets measured at fair value at September 30, 2009 are as follows:

		Fair Value Measurements at Reporting Date Using
	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Recurring
Securities Available for Sale
Mortgage-backed	$236,602	$	---		$236,602	$	---
State,County & Municipal	5,825		---		5,825		---
Corporate Obligations	4,182		---		3,332		850
Asset-Backed Securities	405		---		---		405
	$247,014	$	---		$245,759		$1,255

Nonrecurring
Impaired Loans	$34,537	$	---	$	---		$34,537

Liabilities

The Company did not identify any liabilities that are required to be presented at fair value.

The table below presents a reconciliation and statement of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2009.

Part I (Continued)
Item 1 (Continued)

(9)	Fair Value Measurements (Continued)

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)	Available for
Sale Securities
(In Thousands)

Balance, Beginning	$1,427
Total Unrealized Gains (Losses) Included In
Net Income	---
Other Comprehensive Income	(172)
Purchases, Sales, Issuances and Settlements, Net	---
Transfers In and (Out) of Level 3	---

Balance, Ending	$1,255

(10)	Deposits

The aggregate amount of overdrawn deposit accounts reclassified as loan balances totaled $284 and $322 as of September 30, 2009 and December 31, 2008.

Components of interest-bearing deposits as of September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009	December 31, 2008
Interest-Bearing Demand	$190,918	$194,211
Savings	35,994	33,349
Time, $100,000 and Over	355,177	333,498
Other Time	362,980	368,437
	$945,069	$929,495

At September 30, 2009 and December 31, 2008, the Company had brokered deposits of $138,854 and $131,958 respectively.  Of the $138,854 brokered deposits at September 30, 2009, $28,835 represented Certificate of Deposits Account Registry Service (CDARS) reciprocal deposits in which customers placed core deposits into the CDARS program for FDIC insurance coverage and the Company received reciprocal brokered deposits in a like amount.  Thus, brokered deposits less the reciprocal deposits totaled $110,019 at September 30, 2009.  The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $100,000 was approximately $309,755 and $301,151 as of  September 30, 2009 and December 31, 2008, respectively.

As of  September 30, 2009 and December 31, 2008,  the scheduled maturities of certificates of deposits are as follows:

Maturity	September 30, 2009	December 31, 2008
One Year and Under	$622,659	$632,562
One to Three Years	91,701	62,929
Three Years and Over	3,797	6,444
	$718,157	$701,935

(11)	Securities Sold Under Repurchase Agreements

The Company has securities sold under repurchase agreements in the amount of $45,232 at September 30, 2009.  Barclay’s Master Repurchase Agreement originated on June 26, 2008 with the initial draw of $20,000 on June 30, 2008.  The Repurchase Agreement matures on June 30, 2011 and has a one-time call option on December 30, 2009.  Interest payments are due quarterly at a fixed rate of 3.34 percent.  The Repurchase Agreement is secured by U.S. Government mortgage-backed securities.

South Street Securities Master Repurchase Agreement originated on October 27, 2008 with the initial draw of $20,000 on October 31, 2008 and the current draw of $25,232 on September 2, 2009.  The Repurchase Agreement is overnight borrowing at a floating interest rate.  Interest payments are due monthly, and at September 30, 2009, the floating interest rate was 0.78 percent.  The Repurchase Agreement is secured by U.S. Government mortgage-backed securities.

Part I (Continued)
Item 1 (Continued)

(12)	Other Borrowed Money

Other borrowed money at September 30, 2009 and December 31, 2008 is summarized as follows:

	September 30, 2009	December 31, 2008
Federal Home Loan Bank Advances	$91,000	$91,000

Advances from the Federal Home Loan Bank (FHLB) have maturities ranging from 2010 to 2019 and interest rates ranging from 0.36  percent to 5.93 percent.  Under the Blanket Agreement for Advances and Security Agreement with the FHLB, residential first mortgage loans and cash balances held by the FHLB are pledged as collateral for the FHLB advances outstanding.  At September 30, 2009, the Company had available line of credit commitments totaling $193,670, of which $102,610 was available.

The aggregate stated maturities of  other borrowed money at September 30, 2009 are as follows:

Year	Amount
2010	$20,000
2011	--
2012	41,000
2013 and Thereafter	30,000
$91,000

The Company also has available federal funds lines of credit with various financial institutions totaling $42,000, of which $5,697 was outstanding at September 30, 2009.

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

During the second quarter of 2004, the Company formed a third subsidiary whose sole purpose was to issue $4,500 in Trust Preferred Securities through a pool sponsored by FTN Financial Capital Markets.  The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions.  At September 30, 2009, the floating rate securities had a 2.97 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 2.68 percent.

During the second quarter of 2006, the Company formed a fourth subsidiary whose sole purpose was to issue $5,000 in Trust Preferred Securities through a pool sponsored by SunTrust Capital Markets.  The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions.  At September 30, 2009 the floating-rate securities had a 1.78  percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 1.50 percent.

During the first quarter of 2007, the Company formed a fifth subsidiary whose sole purpose was to issue $9,000 in Trust Preferred Securities through a pool sponsored by Trapeza Capital Management, LLC.  The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions.  At September 30, 2009, the floating-rate securities had a 1.93 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 1.65 percent.  Proceeds from this issuance were used to payoff the trust preferred securities with the first subsidiary formed in March 2002 as the Company exercised its option to call.

During the third quarter of 2007, the company formed a sixth subsidiary whose sole purpose was to issue $5,000 in Trust Preferred Securities through a pool sponsored by Trapeza Capital Management, LLC.  The Trust Preferred Securities have a maturity of 30

Part I (Continued)
Item 1 (Continued)

(14)	Subordinated Debentures (Trust Preferred Securities) (Continued)

years and are redeemable after five years with certain exceptions.  At September 30, 2009, the floating-rate securities had a 1.89 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 1.40 percent.  Proceeds from this issuance were used to payoff the trust preferred securities with the second subsidiary formed in December 2002 as the Company exercised its option to call.

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

In 1999, the board of directors of Colony Bankcorp, Inc. adopted a restricted stock grant plan which awards certain executive officers common shares of the Company.  The maximum number of shares (split-adjusted) which may be subject to restricted stock awards was 64,701.  To date, 77,052 split-adjusted shares have been issued under this plan and since the plan’s inception, 12,351 shares have been forfeited; thus, there are not any shares available for restricted stock awards at September 30, 2009.  The shares are recorded at fair market value (on the date granted) as a separate component of stockholders’ equity.  The cost of these shares is being amortized against earnings using the straight-line method over three years (the restriction period.)

In April 2004, the stockholders of Colony Bankcorp, Inc. adopted a restricted stock grant plan which awards certain executive officers common shares of the Company.  The maximum number of shares which may be subject to restricted stock awards (split-adjusted) is 143,500.  To date, 53,256 shares have been issued under this plan and since the plan’s inception 10,148 shares have been forfeited, thus remaining shares which may be subject to restricted stock awards are 100,392 at September 30, 2009.  During 2009, 18,850 shares of restricted stock have been issued and 2,000 shares have been forfeited.  The shares are recorded at fair market value (on the date granted) as a separate component of stockholders’ equity.  The cost of these shares is being amortized against earnings using the straight-line method over three years (the restriction period).

(16)	Profit Sharing Plan

The Company has a profit sharing plan that covers substantially all employees who meet certain age and service requirements.  It is the Company’s policy to make contributions to the plan as approved annually by the board of directors.  The provision for the nine   months ended September 30, 2009 was $(19) compared to $455 for the nine months ended September 30, 2008.  The total provision for contributions to the plan was $206 for 2008, $584 for 2007, and $663 for 2006.

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

At September 30, 2009 and December 31, 2008 the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	September 30, 2009	December 31, 2008

Loan Commitments	$64,422	$73,610
Standby Letters of Credit	1,587	2,710

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The commitments for equity lines of credit may expire without being drawn upon.  Therefore, the total commitment amounts do not

Part I (Continued)
Item 1 (Continued)

(17)	Commitments and Contingencies (Continued)

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

At September 30, 2009, a standby letter of credit in the amount of $60 was issued by Federal Home Loan Bank of Atlanta on behalf of Colony Bank.

Legal Contingencies.  In the ordinary course of business, there are various legal proceedings pending against Colony and its subsidiaries.  The aggregate liabilities, if any, arising from such proceedings would not, in the opinion of management, have a material adverse effect on Colony’s consolidated financial position.

(18)	Deferred Compensation Plan

Two of the Bank branches have deferred compensation plans covering directors choosing to participate through individual deferred compensation contracts.  In accordance with terms of the contracts, the Banks are committed to pay the directors deferred compensation over a specified number of years, beginning at age 65.  In the event of a director’s death before age 65, payments are made to the director’s named beneficiary over a specified number of years, beginning on the first day of the month following the death of the director.

Liabilities accrued under the plans totaled $1,073 and $1,123 as of September 30, 2009 and December 31, 2008, respectively.  Benefit payments under the contracts were $155 and $165 for the nine month period ended September 30, 2009 and September 30, 2008, respectively.   Provisions charged to operations totaled $89 and $128 for the nine month period ended September 30, 2009 and September 30, 2008, respectively.

Fee income recognized with deferred compensation plans totaled $124 and $117 for nine month period ended September 30, 2009 and September 30, 2008, respectively.

(19)	Fair Value of Financial Instruments

Generally accepted accounting standards in the U.S. require disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value.  The assumptions used in the estimation of the fair value of Colony Bankcorp, Inc. and Subsidiary’s financial instruments are detailed hereafter.  Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques.  The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  The following disclosures should not be considered a surrogate of the liquidation value of the Company, but rather a good-faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination or issuance.

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

Federal Home Loan Bank Stock – The fair value of Federal Home Loan Bank stock approximates carrying value.

Loans – The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings.  For variable rate loans, the

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

Disclosures of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis, are required in the financial statements.

The carrying amount and estimated fair values of the Company’s financial instruments as of September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
		(in thousands)

Assets
Cash and Short-Term Investments	$16,721	$16,721	$29,605	$29,605
Investment Securities Available for Sale	247,014	247,014	207,645	207,645
Investment Securities Held to Maturity	60	62	60	63
Federal Home Loan Bank Stock	6,345	6,345	6,272	6,272
Loans, Net	949,629	974,912	943,841	959,613

Liabilities
Deposits	1,015,414	1,018,210	1,006,991	1,009,967
Federal Funds Purchased	5,697	5,697	2,274	2,274
Subordinated Debentures	24,229	24,229	24,229	24,229
Securities Sold Under Agreements to Repurchase	45,232	45,907	40,000	40,756
Other Borrowed Money	91,000	91,843	91,000	94,067

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  The amounts and ratios as defined in regulations are presented hereafter.  Management believes, as of September 30, 2009, the company meets all capital adequacy requirements to which it is subject under the regulatory framework for prompt corrective action.  In the opinion of management, there are no conditions or events since prior notification of capital adequacy from the regulators that have changed the institution’s category.

The following table summarizes regulatory capital information as of September 30, 2009 and December 31, 2008 on a consolidated basis and for each significant subsidiary, as defined.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2009
Total Capital to Risk-Weighted Assets
Consolidated	$136,597	14.44%	$75,655	8.00%	NA	NA
Colony Bank	133,920	14.19	75,511	8.00	$94,389	10.00%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	124,658	13.18	37,827	4.00	NA	NA
Colony Bank	122,003	12.93	37,756	4.00	56,634	6.00

Tier 1 Capital to Average Assets
Consolidated	124,658	9.64	51,726	4.00	NA	NA
Colony Bank	122,003	9.45	51,622	4.00	64,527	5.00

Part I (Continued)
Item 1 (Continued)

(20)	Regulatory Capital Matters (Continued)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008

Total Capital to Risk-Weighted Assets
Consolidated	$115,604	12.06%	$76,684	8.00%	NA	NA
Colony Bank	114,545	11.97	76,547	8.00	$95,684	10.00%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	103,560	10.80	38,342	4.00	NA	NA
Colony Bank	102,522	10.71	38,273	4.00	57,470	6.00

Tier 1 Capital to Average Assets
Consolidated	103,560	8.39	49,380	4.00	NA	NA
Colony Bank	102,522	8.33	49,205	4.00	61,506	5.00

Part I (Continued)
Item 1 (Continued)

(21)	Financial Information of Colony Bankcorp, Inc. (Parent Only)

The parent company’s balance sheets as of September 30, 2009 and December 31, 2008 and the related statements of income and comprehensive income and cash flows are as follows:

COLONY BANKCORP, INC. (PARENT ONLY)
BALANCE SHEETS
SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

ASSETS	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

Cash	$1,179	$2
Premises and Equipment, Net	1,564	1,542
Investment in Subsidiaries, at Equity	125,469	105,506
Other	377	1,294

Totals Assets	$128,589	$108,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Dividends Payable	175	$703
Other	118	197
	293	900
Subordinated Debt	24,229	24,229

Stockholders’ Equity
Preferred Stock, Par Value $1,000 a Share; Authorized 10,000,000Shares, Issued 28,000 Shares as of September 30, 2009	27,321	---
Common Stock, Par Value $1 a Share; Authorized 20,000,000Shares, Issued 7,229,163 and 7,212,313 Shares as of September 30, 2009 and December 31, 2008, Respectively	7,229	7,212
Paid-In Capital	25,393	24,536
Retained Earnings	44,173	51,302
Restricted Stock - Unearned Compensation	(206)	(211)
Accumulated Other Comprehensive Loss, Net of Tax	157	376
	104,067	83,215

Total Liabilities and Stockholders' Equity	$128,589	$108,344

Part I (Continued)
Item 1 (Continued)

(21)	Financial Information of Colony Bankcorp, Inc. (Parent Only) (Continued)

COLONY BANKCORP, INC. (PARENT ONLY)
STATEMENT OF INCOME AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008
(UNAUDITED)

	SEPTEMBER 30, 2009	SEPTEMBER 30, 2008

Income
Dividends from Subsidiaries	$2,167	$3,779
Management Fees	114	--
Other	76	71
	2,357	3,850
Expenses
Interest	531	951
Salaries and Employee Benefits	638	708
Other	622	1,036
	1,791	2,695

Income (Loss) Before Taxes and Equity in Undistributed Earnings of Subsidiaries	566	1,155
Income Tax (Benefits)	(530)	(763)

Income Before Equity in Undistributed Earnings of Subsidiaries	1,096	1,918
Equity in Undistributed Earnings of Subsidiaries	(6,047)	781

Net Income (Loss)	(4,951)	2,699

Preferred Stock Dividends	1,015	--

Net Income (Loss) Available to Common Shareholders	(5,966)	2,699

Net Income (Loss)	(4,951)	2,699

Other Comprehensive Income, Net of Tax
Gains (Losses) on Securities Arising During Year	1,858	(852)
Reclassification Adjustment	(2,077)	(789)

Unrealized Losses in Securities	(219)	(1,641)

Comprehensive Income (Loss)	$(5,170)	$1,058

Part I (Continued)
Item 1 (Continued)

(21)	Financial Information of Colony Bankcorp, Inc. (Parent Only) (Continued)

COLONY BANKCORP, INC. (PARENT ONLY)
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008
(UNAUDITED)

	2009	2008

Cash Flows from Operating Activities
Net Income (Loss)	$(4,951)	$2,699
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided from Operating Activities
Depreciation and Amortization	219	215
Equity in Undistributed Earnings of Subsidiary	6,047	(781)
Other	63	844
	1,378	2,977
Cash Flows from Investing Activities
Capital Infusion in Subsidiary	(25,500)	(1,500)
Purchases of Premises and Equipment	(100)	(156)
	(25,600)	(1,656)
Cash Flows from Financing Activities
Dividends Paid Preferred Stock	(840)	---
Dividends Paid Common Stock	(1,761)	(2,091)
Proceeds Allocated to Issuance of Preferred Stock	27,215	---
Proceeds Allocated to Warrants Issued	785	---
	25,399	(2,091)

Net Increase (Decrease) in Cash	1,177	(770)

Cash, Beginning	2	973

Cash, Ending	$1,179	$203

Part I (Continued)
Item 1 (Continued)

(22)	Earnings Per Share

Basic and diluted earnings per share are computed and presented hereafter.  Basic earnings per share is calculated and presented based on income available to common stockholders divided by the weighted average number of shares outstanding during the reporting periods.  Diluted earnings per share reflects the potential dilution of restricted stock.  The following presents earnings per share for the three months and nine months ended September 30, 2009 and 2008, respectively, under the requirements of accounting standards:

	Three Months Ended			Three Months Ended
	September 30, 2009			September 30, 2008

		Common			Common
	Income	Shares		Income	Shares
	Numerator	Denominator	EPS	Numerator	Denominator	EPS

Basic EPS
Income (Loss) Available to Common Stockholders	$18	7,217	$0.00	$194	7,202	$0.03

Dilutive Effect of Potential Common Stock
Restricted Stock		0			0

Diluted EPS
Income (Loss) Available to Common Stockholders After Assumed Conversions of Dilutive Securities	$18	7,217	$0.00	$194	7,202	$0.03

	Nine Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2008

		Common			Common
	Income	Shares		Income	Shares
	Numerator	Denominator	EPS	Numerator	Denominator	EPS

Basic EPS
Income (Loss) Available to Common Stockholders	$(5,966)	7,210	$(0.83)	$2,699	7,197	$0.38

Dilutive Effect of Potential Common Stock
Restricted Stock		0			0

Diluted EPS
Income (Loss) Available to Common Stockholders After Assumed Conversions of Dilutive Securities	$(5,966)	7,210	$(0.83)	$2,699	7,197	$0.38

Part I (Continued)
Item 2 (Continued)

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

Goodwill and Other Intangibles – The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value.  Goodwill is subject, at a minimum, to annual tests for impairment.    Other intangible assets are amortized over their estimated useful lives using straight-line and accelerated methods, and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount.  The initial goodwill and other intangibles recorded and subsequent impairment analysis require management to make subjective judgments concerning estimates of how the acquired asset will perform in the future.  Events and factors that may significantly affect the estimates include, among others, customer attrition, changes in revenue growth trends, specific industry conditions and changes in competition.

Part I (Continued)
Item 2 (Continued)

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of September 30, 2009 and 2008, and results of operations for each of the three months and nine months in the periods ended September 30, 2009 and 2008.  This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 34 percent federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.

Dollar amounts in tables are stated in thousands, except for per share amounts.

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense.  Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities.  Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets.  Net income available to shareholders totaled $0.02 million, or $0.00 diluted per common share, in three months ended September 30, 2009 compared to net income available to shareholders of $0.19 million, or $0.03 diluted per common share, in three months ended September 30, 2008.  Net loss available to shareholders totaled $(5.97) million, or $(0.83) diluted per common share, in nine months ended September 30, 2009 compared to net income available to shareholder of $2.70  million, or $0.38 diluted per common share, in nine months ended September 30, 2008.

Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008

Taxable-equivalent net interest income	$10,373	$9,578	$29,519	$28,396
Taxable-equivalent adjustment	69	93	216	263

Net interest income	10,304	9,485	29,303	28,133
Provision for possible loan losses	4,000	3,370	21,580	8,512
Noninterest income	2,340	1,780	8,306	7,185
Noninterest expense	8,112	7,813	23,776	23,284

Income (loss) before income taxes	532	82	(7,747)	3,522
Income taxes	164	(112)	(2,796)	823

Net income (loss)	$368	$194	$(4,951)	$2,699

Preferred stock dividends	350	---	1,015	---

Net income (loss) available to common shareholders	$18	$194	$(5,966)	$2,699

Net income (loss) available to common shareholders:
Basic	$0.00	$0.03	$(0.83)	$0.38
Diluted	$0.00	$0.03	$(0.83)	$0.38
Return on average assets	0.01%	0.06%	(0.62)%	0.30%
Return on average common equity	0.07%	0.93%	(7.42)%	4.24%

Part I (Continued)
Item 2 (Continued)

Net income from operations for three months ended September 30, 2009 increased $0.17 million, or 89.69 percent, compared to the same period in 2008.  The increase was primarily the result of an increase of $0.82 million in net interest income and an increase of $0.56 million in noninterest income.  This was offset by an increase of $0.63 million in provision for possible loan loss, an increase of $0.30 million in noninterest expense, and an increase of $0.28 million in income taxes.

Net income for nine months ended September 30, 2009 decreased $7.65 million, or 283.44 percent, compared to the same period a year ago.  The decrease was primarily the result of an increase of $13.07 million in provision for possible loan loss and an increase of $0.49 in noninterest expense.  This was offset by an increase of $1.17 million in net interest income, an increase of $1.12 million in noninterest income, and a decrease of $3.62 million in income taxes.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 77.91 percent of total revenue for nine months ended September 30, 2009 and 79.66 percent for the same period a year ago.

Net interest margin is the taxable-equivalent net interest income as a percentage of average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Company’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit has ranged from 3.25 percent to 7.75 percent during 2007 to 2009.  At year end 2007, the prime rate was 7.25 percent and with the 400 basis point reduction during 2008 the prime rate at September 30, 2009 is currently at 3.25 percent.  The federal funds rate moved similar to prime rate with interest rates ranging from .25 percent to 4.75 percent during 2007 to 2009.  At year end 2007, the federal funds rate was 4.25 percent and with the 400 basis point reduction during 2008 the federal funds rate at September 30, 2009 is currently at 0.25 percent.  We anticipate the Federal Reserve tightening interest rate policy in 2010, which should improve Colony’s net interest margin.

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

Part I (Continued)
Item 2 (Continued)

Rate/Volume Analysis

The rate/volume analysis presented hereafter illustrates the change from September 30, 2008 to September 30, 2009 for each component of the taxable equivalent net interest income separated into the amount generated through volume changes and the amount generated by changes in the yields/rates.

	Changes from September 30, 2008 to September 30, 2009 (1)
($ in thousands)	Volume	Rate		Total

Interest Income
Loans, Net-taxable	$523	$	(8,561)	$(8,038)

Investment Securities
Taxable	2,854		(2,063)	791
Tax-exempt	(162)		9	(153)
Total Investment Securities	2,692		(2,054)	638

Interest-Bearing Deposits in other Banks	(20)		6	(14)

Federal Funds Sold	(110)		(140)	(250)

Other Interest - Earning Assets	16		(269)	(253)
Total Interest Income	3,101		(11,018)	(7,917)

Interest Expense
Interest-Bearing Demand and Savings Deposits	186		(1,431)	(1,245)
Time Deposits	540		(8,113)	(7,573)
Federal Funds Purchased and Repurchase Agreements	723		(358)	365
Subordinated Debentures	---		(420)	(420)
Other Borrowed Money	245		(413)	(168)

Total Interest Expense	1,694		(10,735)	(9,041)
Net Interest Income	$1,407	$	(283)	$1,124

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

The Company maintains about 33 percent of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years.  The liabilities to fund assets are primarily in short term certificate of deposits that mature within one year.  This balance sheet composition has allowed the Company to be relatively constant with its net interest margin until 2008.  During 2006 interest rates increased 100 basis points and during 2007 interest rates decreased 100 basis points.  The 100 basis point decrease by the Federal Reserve in 2007 followed by 400 basis point decrease in 2008 resulted in significant pressure in net interest margins.  Net interest margin decreased to 3.24 percent for nine months ended September 30, 2009 compared to 3.34 percent for the same period a year ago.  Given the Federal Reserve’s aggressive posture during 2008 that ended the year with a range of 0 – 0.25 percent federal funds target rate, we have seen our net interest margin reach a low of 3.06 percent for first quarter 2009 to a high of 3.38 percent for third quarter 2009.

Taxable-equivalent net interest income for nine months ended September 30, 2009 increased $1.12 million, or 3.96 percent compared to the same period a year ago. The fluctuation between the comparable periods resulted from the negative impact of the significant decrease in interest rates.  The average volume of earning assets during nine months ended September 30, 2009 increased almost $79.4 million compared to the same period a year ago while over the same period the net interest margin decreased by 10 basis points from 3.34 percent to 3.24 percent.  Growth in average earning assets during 2009 and 2008 was primarily in loans and investment securities.  The decrease in the net interest margin in 2009 was primarily the result of the Federal Reserve reducing interest rates along with sluggish loan activity.  The Company realized an increase in net interest margin for third quarter 2009 of 3.38 percent compared to second quarter 2009 net interest margin of 3.28 percent.

The average volume of loans increased $9.7 million in nine months ended September 30, 2009 compared to the same period a year ago.  The average yield on loans decreased 119 basis points in nine months ended September 30, 2009 compared to the same period a year ago. Funding for this growth was primarily provided by other borrowed money and reduction in Federal funds sold.  The average volume of deposits increased $26.8 million in nine months ended September 30, 2009 compared to the same period a year ago, with interest-bearing deposits increasing $31.9 million in nine months ended September 30, 2009.  Accordingly, the ratio of average interest-bearing deposits to total average deposits was 93.1 percent in nine months ended September 30, 2009 compared to 92.4 percent in the same period a year ago.    This deposit mix, combined with a general decrease in market rates, had the effect of (i) decreasing the average cost of total deposits by 126 basis points in nine months ended September 30, 2009 compared to the same period a year ago and, (ii) mitigating a portion of the impact of decreasing yields on earning assets.

The Company’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.01 percent in nine months ended September 30, 2009 compared to 2.98 percent in the same period a year ago. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $21.58 million in nine months ended September 30, 2009 compared to $8.51 million in the same period a year ago.   See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Part I (Continued)
Item 2 (Continued)

Noninterest Income

The components of noninterest income were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008

Service Charges on Deposit Accounts	$1,125	$1,233	$3,155	$3,571
Other Charges, Commissions and Fees	259	240	747	735
Other	210	128	889	1,173
Mortgage Fee Income	137	168	368	511
Securities Gains	609	11	3,147	1,195

Total	$2,340	$1,780	$8,306	$7,185

Total noninterest income for three months ended September 30, 2009 increased $0.56 million, or 31.46 percent compared to the same period a year ago. Total noninterest income for nine months ended September 30, 2009 increased $1.12 million, or 15.60 percent, compared to the same year ago period.  Growth in noninterest income was primarily in securities gains.  Changes in these items and the other components of noninterest income are discussed in more detail below.

Service Charges on Deposit Accounts.  Service charges on deposit accounts for three months ended September 30, 2009 decreased $108 thousand, or 8.76 percent, compared to the same period a year ago.   Service charges on deposit accounts for the nine months ended September 30, 2009 decreased $416 thousand, or 11.65 percent, compared to the same year ago period.

Mortgage Fee Income.  Mortgage fee income for three months ended September 30, 2009 decreased $31 thousand, or 18.45 percent, compared to the same period year ago.   Mortgage fee income for nine months ended September 30, 2009 decreased $143 thousand, or 27.98 percent, compared to the same year ago period.  The company anticipates fee income to continue to show a decrease over the previous year due to the current mortgage market and slowing economy.

All Other Noninterest Income.  Other charges, commissions and fees and other income for three months ended September 30, 2009 was $469 thousand compared to $368 thousand in the same year ago period, or an increase of 27.45 percent.  Other charges, commissions and fees, and other income for nine months ended September 30, 2009 was $1.64 million compared to $1.91 million in the same year ago period, or a decrease of 14.26 percent.  The significant decrease in 2009 was a net result of the $670 thousand gain realized from the Company’s unwinding of its position in $19 million FHLB advances during the second quarter of 2008.  The decrease was offset by an increase in deferred ATM fee of $222 thousand for 2009.

Securities Gains.  The Company realized gains from the sale of securities of $609 thousand in three months ended September 30, 2009  compared to $11 thousand in the same year ago period and realized gains from the sale of securities of $3.2 million in nine months ended September 30, 2009 compared to $1.2 million in the same year ago period.

Noninterest Expense

The components of noninterest expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2009	2008	2009	2008

Salaries and Employee Benefits	$3,556	$4,051	$10,946	$12,483
Occupancy and Equipment	1,132	1,098	3,182	3,166
Other	3,424	2,664	9,648	7,635

Total	$8,112	$7,813	$23,776	$23,284

Part I (Continued)
Item 2 (Continued)

Total noninterest expense for three months ended September 30, 2009 increased $299 thousand, or 3.83 percent, compared to the same period a year ago. Total noninterest expense for nine months ended September 30, 2009 increased $492 thousand, or 2.11 percent, compared to the same period a year ago.  These items and the changes in the various components of noninterest expense are discussed in more detail below.

Salaries and Employee Benefits.  Salaries and employee benefits expense for three months ended September 30, 2009 decreased $495 thousand, or 12.22 percent, compared to the same period a year ago.  Salaries and employee benefits expense for the nine months ended September 30, 2009 decreased $1,537 thousand, or 12.31 percent, compared to the same year ago period.  The slowing economy and lack of growth resulted in decreases in headcount as a result of normal attrition in both periods.  Restructuring due to consolidation efforts initiated during 2008 also reduced salaries and benefits.

Occupancy and Equipment.  Occupancy and equipment expense has remained relatively flat in both periods with an increase of $34  thousand for three months ended September 30, 2009 compared to the same year ago period and an increase of $16 thousand for nine  months ended September 30, 2009 compared to the same year ago period.

All Other Non-Interest Expense.  All other noninterest expense for three months ended September 30, 2009 increased $760 thousand, or 28.53 percent compared to the same year ago period.  All other noninterest expense for nine months ended September  30, 2009 increased $2,013 thousand, or 26.37 percent compared to the same year ago period.  Significant increases impacting the comparable periods include the FDIC insurance assessment and repossession/foreclosure expenses.  For the nine months ended September 30, 2009, FDIC insurance assessments increased to $2,208 thousand from $50 thousand in the same year ago period, or an increase of 4,316 percent and credit related foreclosure and repossession expenses increased to $932 thousand from $52 thousand in the same year ago period, or an increase of 1,692 percent.  FDIC insurance premiums for the entire banking industry have been adjusted up by the FDIC to maintain the FDIC reserve at adequate levels, while the Company has experienced a significant increase in credit related expenses due to the elevation of non-performing assets.

Sources and Uses of Funds

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the assets in which those funds are invested as a percentage of the Company’s average total assets for the period indicated. Average assets totaled $1.282   billion in nine months ended September 30, 2009 compared to $1.194 billion in nine months ended September 30, 2008.

	Nine Months Ended
	September 30,
Sources of Funds:	2009		2008
Deposits:
Noninterest-Bearing	$69,601	5.43%	$74,749	6.26%
Interest-Bearing	941,655	73.43	909,744	76.18
Federal Funds Purchased and Repo Agreements	42,341	3.30	12,207	1.02
Long-term Debt and Other Borrowings	115,229	8.99	107,091	8.97
Other Noninterest-Bearing Liabilities	6,321	0.49	5,494	0.46
Equity Capital	107,249	8.36	84,967	7.11
Total	$1,282,396	100.00%	$1,194,252	100.00%

Uses of Funds:
Loans	$945,128	73.70%	$936,483	78.41%
Securities	236,298	18.43	160,671	13.45
Federal Funds Sold	7,322	0.57	12,518	1.05
Interest-Bearing Deposits in Other Banks	408	0.03	1,529	0.13
Other Interest-Earning Assets	6,322	0.49	5,951	0.50
Other Noninterest-Earning Assets	86,918	6.78	77,100	6.46
Total	$1,282,396	100.00%	$1,194,252	100.00%

Part I (Continued)
Item 2 (Continued)

Deposits continue to be the Company’s primary source of funding.  Over the comparable periods, the relative mix of deposits continues to be high in interest-bearing deposits.  Interest-bearing deposits totaled 93.12 percent of total average deposits in nine months ended September 30, 2009 compared to 92.41 percent in the same period a year ago.

The Company primarily invests funds in loans and securities.  Loans continue to be the largest component of the Company’s mix of invested assets.  Total loans were $971 million at September 30, 2009, up 1.05 percent, compared to loans of $961 million at December 31, 2008.  See additional discussion regarding the Company’s loan portfolio in the section captioned “Loans” included elsewhere in this discussion.  The majority of funds provided by deposit growth have been invested in loans.

Loans

The following table presents the composition of the Company’s loan portfolio as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008

Commercial, Financial and Agricultural	$94,555	$86,379
Real Estate
Construction	131,233	160,374
Mortgage, Farmland	57,896	54,159
Mortgage, Other	628,802	600,654
Consumer	40,320	44,163
Other	18,326	15,308
	971,132	961,037
Unearned Interest and Fees	(144)	(179)
Allowance for Loan Losses	(21,359)	(17,016)

Loans	$949,629	$943,842

The following table presents total loans as of September 30, 2009 according to maturity distribution and/or repricing opportunity on adjustable rate loans:

Maturity and Repricing Opportunity	($ in Thousands)

One Year or Less	$584,536
After One Year through Three Years	320,249
After Three Years through Five Years	55,808
Over Five Years	10,539
$971,132

Overview. Loans totaled $971.1 million at September 30, 2009, up 1.05 percent from December 31, 2008 loans of $961 million.  The majority of the Company’s loan portfolio is comprised of the real estate loans-other, real estate construction and commercial, financial and agricultural.  Real estate-other, which is primarily 1-4 family residential properties and nonfarm nonresidential properties, made up 64.75 percent and 62.5 percent of total loans, real estate construction made up 13.51 percent and 16.69 percent, while commercial, financial, and agricultural based loans made up 9.74 percent and 8.99 percent of total loans at September 30, 2009 and December 31, 2008, respectively.

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

Commercial, Financial and Agricultural.  Commercial, financial and agricultural loans at September 30, 2009 increased 9.47 percent from December 31, 2008 to $94.6 million. The Company’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Company’s loan policy guidelines.

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

	September 30, 2009			December 31, 2008

		Period End Balances			Period End Balances
	Number of Relationships	Committed	Outstanding	Number of Relationships	Committed	Outstanding

Large Credit Relationships:
$10 million and greater	2	$28,700	$27,981	2	$27,605	$21,345
$5 million to $9.9 million	7	$46,662	$45,724	12	$74,679	$71,215

Part I (Continued)
Item 2 (Continued)

Maturities and Sensitivities of Loans to Changes in Interest Rates.  The following table presents the maturity distribution of the Company’s loans at September 30, 2009. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate.

	Due in One Year or Less	After One, but Within Three Years	After Three, but Within Five Years	After Five Years	Total

Loans with fixed interest rates	$273,204	$315,599	$55,745	$10,212	$654,760
Loans with floating interest rates	311,332	4,650	63	327	316,372

Total	$584,536	$320,249	$55,808	$10,539	$971,132

The Company may renew loans at maturity when requested by a customer whose financial strength appears to support such renewal or when such renewal appears to be in the Company’s best interest. In such instances, the Company generally requires payment of accrued interest and may adjust the rate of interest, require a principal reduction or modify other terms of the loan at the time of renewal.

Non-Performing Assets and Potential Problem Loans

Non-performing assets and accruing past due loans as of September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009	December 31, 2008

Loans accounted for on nonaccrual	$38,691	$35,124
Loans past due 90 days or more	41	250
Loans restructured	1,064	--
Other real estate foreclosed	16,516	12,812
Total non-performing assets	$56,312	$48,186

Non-performing assets as a percentage of:
Total loans and foreclosed assets	5.70%	4.95%
Total assets	4.36%	3.85%
Accruing past due loans:
30-89 days past due	$14,547	$18,675
90 or more days past due	41	250
Total accruing past due loans	$14,588	$18,925

Non-performing assets include non-accrual loans, loans past due 90 days or more, restructured loans and foreclosed real estate.  Non-performing assets at September 30, 2009 increased 16.86 percent from December 31, 2008.

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

Part I (Continued)
Item 2 (Continued)

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

The allowance for loan losses includes allowance allocations calculated in accordance with current U.S. accounting standards.  The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications. The company’s allowance for loan losses consists of specific valuation allowances established for probable losses on specific loans and historical valuation allowances for other loans with similar risk characteristics.

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

	September 30, 2009		December 31, 2008

	Reserve	% *	Reserve	% *

Commercial, Financial and Agricultural	$3,203	10%	$4,254	9%
Real Estate – Construction	6,407	13%	2,808	17%
Real Estate – Farmland	640	6%	681	6%
Real Estate – Other	8,331	65%	5,955	62%
Loans to Individuals	1,923	4%	2,467	4%
All Other Loans	855	2%	851	2%
Total	$21,359	100%	$17,016	100%

*	Loan balance in each category expressed as a percentage of total end of period loans.

Part I (Continued)
Item 2 (Continued)

Activity in the allowance for loan losses is presented in the following table. There were no charge-offs or recoveries related to foreign loans during any of the periods presented.

The following table presents an analysis of the Company’s loan loss experience for the periods indicated.

	Three Months Ended	Three Months Ended
($ in thousands)	September 30, 2009	September 30, 2008

Allowance for Loan Losses at Beginning of Quarter	$18,375	$17,466

Charge-Off
Commercial, Financial and Agricultural	24	682
Real Estate – Construction & Land Development	74	1,357
Real Estate – Residential	769	522
Real Estate – Nonfarm Residential	41	27
Consumer	188	455
All Other	32	33
	1,128	3,076
Recoveries
Commercial, Financial and Agricultural	39	7
Real Estate – Construction & Land Development	6	--
Real Estate – Residential	9	8
Real Estate – Nonfarm Residential	1	140
Consumer	55	37
All Other	2	--
	112	192

Net Charge-Offs	1,016	2,884

Provision for Loan Losses	4,000	3,370

Allowance for Loan Losses at End of Quarter	$21,359	$17,952

Ratio of Net Charge-Offs to Average Loans	0.11%	0.30%

The allowance for loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The provision for loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for loan losses increased $0.63 million from $3.37 million in three months ended September 30, 2008 to $4.0 million in three months ended September 30, 2009.  The provision for loan losses charged to earnings was based upon management’s judgment of the amount necessary to maintain the allowance at an adequate level to absorb losses inherent in the loan portfolio at quarter-end.  The amount each period is dependent upon many factors, including changes in the risk ratings of the loan portfolio, net charge-offs, past due ratios, the value of collateral, and other environmental factors that include portfolio loan quality indicators; portfolio growth and composition of commercial real estate and concentrations; portfolio policies, procedures, underwriting standards, loss recognition, collection and recovery practices; local economic business conditions; and the experience, ability, and depth of lending management and staff.  Of significance to changes in the allowance during the third quarter was the provision of $4.0 million.  Charge-offs consisted of one multifamily residential property loan totaling $0.28 million and one 1-4 family residential loan totaling $0.29 million.  The remainder of the charge-offs were made up of several small loans, most of which were real estate dependent loans.  The large charge-offs were attributable to significant declines in collateral value based upon current real estate values.  Charge-offs for third quarter 2008 totaled $2.88 million, of which several small loans totaling $1.06 million were construction, land development and other loans.  The remainder of the charge-offs were made up of several small loans, most of which were real estate dependent loans and commercial loans.

Provisions were higher in 2009 compared to 2008 primarily due to the elevated risk of residential real estate and land development loans that began during 2007 with the housing and real estate downturn.  Nonperforming assets as a percentage of total loans and foreclosed assets increased to 5.70 percent at September 30, 2009 compared to 4.74 percent at June 30, 2009 and 4.95 percent at December 31, 2008.  Total nonperforming assets at September 30, 2009 were $56.3 million, of which $28.7 million were construction,

Part I (Continued)
Item 2 (Continued)

land development and other land loans; $5.4 million were 1-4 family residential properties; $4.1 million were multifamily residential properties; $14.6 million were nonfarm nonresidential properties; $1.4 million were farmland properties; and the remainder of nonperforming assets totaling $2.1 million were commercial and consumer loans.  All of the classified loans greater than $50 thousand, including the nonperforming loans, are reviewed throughout the quarter for impairment review.  Total nonperforming assets at September 30, 2008 were $34.4 million, of which $20.20 million were construction, land development and other land loans; $0.69 million were farmland; $4.85 million were 1-4 family residential properties; $3.47 million were multifamily properties; $4.08 million were nonfarm nonresidential properties; and the remainder of nonperforming assets totaling $1.13 million were commercial and consumer loans.  The allowance for loan losses of $21.36 million at September 30, 2009 was 2.20 percent of total loans which compares to $18.38 million at June 30, 2009, or 1.91 percent of total loans and to $17.02 million at December 31, 2008, or 1.77 percent.  Unusually high levels of loan loss provision have been required as Company management addresses asset quality deterioration.  While the nonperforming loans as a percentage of total loans was 4.10 percent, 3.45 percent, 4.17 percent, and 3.68 percent, respectively as of September 30, 2009, June 30, 2009, March 31, 2009 and December 31, 2008, the Company’s allowance for loan losses as a percentage of nonperforming loans was 53.67 percent, 55.31 percent, 47.29 percent, and 48.10 percent, respectively as of September 30, 2009, June 30, 2009, March 31, 2009 and December 31, 2008.  We continued to identify new problem loans during third quarter 2009, though at a slower pace than in previous quarters.

While the allowance for loan losses increased from $18.38 million, or 1.91 percent of total loans at June 30, 2009 to $21.36 million, or 2.20 percent of total loans at September 30, 2009, the Company also reflected an increase in nonperforming loans from $33.2 million at June 30, 2009 to $39.8 million at September 30, 2009.  The allowance for loan losses is inherently judgmental, nevertheless the Company’s methodology is consistently applied based on standards for current accounting by creditors for impairment of a loan and allowance allocations determined in accordance with accounting for contingencies. Loans individually selected for impairment review consist of all loans classified substandard that are $50 thousand and over. The remaining portfolio is analyzed based on historical loss data. Loans selected for individual review where no individual impairment amount is identified do not receive any contribution to the allowance for loan losses based on historical data. Historical loss rates are updated annually to provide the annual loss rate which is applied to the appropriate portfolio grades in conjunction with average portfolio life.  In addition, environmental factors as discussed earlier are evaluated for any adjustments needed to the allowance for loan losses determination produced by individual loan impairment analysis and remaining portfolio segmentation analysis.  The allowance for loan losses determination is based on reviews throughout the quarter and an environmental analysis at quarter-end.

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

Net charge-offs in three months ended September 30, 2009 decreased $1,868 thousand compared to the same period a year ago.  Net charge-offs of 0.11 percent for third quarter 2009 annualizes to 0.44 percent.  Net charge-offs were fairly consistent during 2007, 2006 and 2005; however, the net charge-offs increased significantly in 2008 primarily from the write-down of nonperforming credits to appraised values.  We anticipate an elevated amount of charge-offs in 2009 as problem credits run through the collection process to resolution.

The allowance for loan losses is $2.98 million more than the prior quarter end, after factoring in net-charge offs, additional provisions, and the normal determination for an adequate funding level, management believes the level of the allowance for loan losses was adequate as of September 30, 2009. Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

Part I (Continued)
Item 2 (Continued)

The following table presents an analysis of the Company’s loan loss experience for the periods indicated.

	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2009	September 30, 2008

Allowance for Loan Losses at Beginning of Period	$17,016	$15,513

Charge-Off
Commercial, Financial and Agricultural	310	1,344
Real Estate – Construction & Land Development	7,880	3,074
Real Estate - Farmland	43	--
Real Estate – Residential	4,627	1,286
Real Estate – Nonfarm Residential	3,978	60
Consumer	461	685
All Other	250	85
	17,549	6,534
Recoveries
Commercial, Financial and Agricultural	54	66
Real Estate – Construction & Land Development	33	7
Real Estate – Residential	55	119
Real Estate – Nonfarm Residential	4	145
Consumer	161	105
All Other	5	19
	312	461

Net Charge-Offs	17,237	6,073

Provision for Loan Losses	21,580	8,512

Allowance for Loan Losses at End of Period	$21,359	$17,952

Ratio of Net Charge-Offs to Average Loans	1.79%	0.64%

The allowance for loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The provision for loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for loan losses increased $13.07 million from $8.51 million in nine months ended September 30, 2008 to $21.58 million in nine months ended September 30, 2009.  Of significance to changes in the allowance for loan losses during nine months 2009 was net charge-offs of $17.2 million.  Charge-offs largely consisted of five construction and land development loans totaling $6.3 million; two 1-4 family residence property of $0.76 million; three multifamily residential property  loans totaling $2.78 million; and one nonfarm nonresidential loan totaling $2.87 million.  The remainder of the charge-offs were made up of several small loans most of which were real estate dependent loans.  All of the large charge-offs were attributable to significant declines in collateral value based upon current real estate values.

Net charge-offs in nine months ended September 30, 2009 increased $11,164 thousand compared to the same period a year ago.  Net charge-offs of 1.79 percent year to date 2009 that annualizes to 2.39 percent.  Net charge-offs were fairly consistent during 2007, 2006 and 2005; however, the net charge-offs increased significantly in 2008 primarily from the write-down of non-performing credits to appraised values.  We anticipate an elevated amount of charge-offs in 2009 as problem credits run through the collection process to resolution.

Management believes the level of the allowance for loan losses was adequate as of September 30, 2009. Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

Part I (Continued)
Item 2 (Continued)

Investment Portfolio

The following table presents carrying values of investment securities held by the Company as of September 30, 2009 and December 31, 2008.

($ in thousands)	September 30, 2009	December 31, 2008

State, County and Municipal	$5,885	$9,110
Corporate Obligations	4,182	6,176
Asset-Backed Securities	405	668

Investment Securities	10,472	15,954
Mortgage-Backed Securities	236,602	191,750
Total Investment Securities and Mortgage Backed Securities	$247,074	$207,704

The following table represents maturities and weighted-average yields of investment securities held by the Company as of September  30, 2009.  (Mortgage backed securities are based on the average life at the projected speed, while Agencies, State and Political subdivisions  and Corporates reflect anticipated calls being exercised.)

	Within 1 Year		After 5 Years But Within 10 Years		After 5 Years But Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Mortgage-Backed Securities	$4,865	3.65%	$134,937	3.22%	$81,333	3.35%	$15,467	4.12%

State, County, and Municipal	3,020	4.09	417	4.57	2,448	3.73	---	---

Corporate Obligations	---	---	2,244	5.41	1,088	5.67	850	4.12

Asset-Backed Securities	---	---	---	---	---	---	405	6.33

Total Investment Portfolio	$7,885	3.82%	$137,598	3.26%	$84,869	3.39%	$16,722	4.25%

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

At September 30, 2009, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10 percent of the Company’s shareholders’ equity.

The average yield of the securities portfolio was 3.66 percent in nine months ended September 30, 2009 compared to 4.85 percent in the same period a year ago. The decrease in the average yield over the comparable periods primarily resulted from reinvestment of proceeds from the sale of mortgage-backed securities into lower yielding securities and the lower yield on securities as the Federal Reserve lowered interest rates during 2008.

Part I (Continued)
Item 2 (Continued)

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the three month periods ended September 30, 2009 and September 30, 2008.

	September 30, 2009		September 30, 2008
	Average	Average	Average	Average
($ in thousands)	Amount	Rate	Amount	Rate

Noninterest-Bearing Demand Deposits	$69,601		$74,749
Interest-Bearing Demand and Savings Deposits	237,260	0.75%	221,395	1.56%
Time Deposits	704,395	2.95%	688,349	4.49%

Total Deposits	$1,011,256	2.23%	$984,493	3.49%

The following table presents the maturities of the Company's time deposits as of September 30, 2009.

	Time	Time
	Deposits	Deposits
	$100,000	Less Than
($ in thousands)	or Greater	$100,000	Total

Months to Maturity
3 or Less	$114,039	$98,162	$212,201
Over 3 through 12 Months	195,716	214,742	410,458
Over 12 Months through 36 Months	44,524	47,178	91,702
Over 36 Months	898	2,898	3,796

	$355,177	$362,980	$718,157

Average deposits increased $26.76 million to $1,011 million at September 30, 2009 from $984 million at September 30, 2008.  The increase  included a decrease of $5.2 million, or 6.89 percent, related to noninterest-bearing deposits.  Accordingly the ratio of average noninterest-bearing deposits to total average deposits was 6.89 percent for nine months ended September 30, 2009 compared to 7.59 percent for nine months ended September 30, 2008.  The general decrease in market rates, had the effect of (i) decreasing the average cost of total deposits by 126 basis points in nine months ended September 30, 2009 compared to the same period a year ago; and (ii) mitigating a portion of the impact of decreasing yields on earning assets.

Total average interest-bearing deposits increased $31.9 million, or 3.51 percent in nine months ended September 30, 2009 compared to the same period a year ago.  The increase in average deposits at September 30, 2009 compared to September 30, 2008 was primarily in interest bearing demand accounts and time deposits.  With the current interest rate environment, it appears that many customers continue to maintain time deposit accounts, with the prevalent investment period continuing to be short term time deposits.

Off-Balance-Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of September 30, 2009.  Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

Part I (Continued)
Item 2 (Continued)

	Payments Due by Period

	1 Year or Less		More than 1Year but Less Than 3 Years		3 Years or More but Less Than 5 Years		5 Years or More	Total
Contractual obligations:
Subordinated debentures	$	----	$	----	$	----	$24,229	$24,229
Federal Funds purchased and repurchase agreements		30,929		20,000		----	----	50,929
Federal Home Loan Bank advances		20,000		41,000		----	30,000	91,000
Operating leases		129		252		127	----	508
Deposits with stated maturity dates		622,659		91,701		3,653	144	718,157

		673,717		152,953		3,780	54,373	884,823
Other commitments:
Loan commitments		64,422		----		----	----	64,422
Standby letters of credit		1,587		----		----	----	1,587
Standby letter of credit issued by
Federal Home Loan Bank for Bank		60		----		----	----	60

		66,069		----		----	----	66,069
Total contractual obligations and Other commitments		$739,786		$152,953		$3,780	$54,373	$950,892

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

Loan Commitments. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for possible loan losses. Loan commitments outstanding at September 30, 2009 are included in the table above.

Standby Letters of Credit.  Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. The Company’s policies generally require that standby letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit outstanding at September 30, 2009 are included in the table above.

Capital and Liquidity

At September 30, 2009, stockholders’ equity totaled $104.1 million compared to $83.2 million at December 31, 2008. In addition to net loss of $5.0 million, other significant changes in stockholders’ equity during nine months ended September 30, 2009 included $2.1  million of dividends declared and an increase of $0.14 million resulting from the amortization of the stock grant plan. The Company increased  stockholders’ equity by $28 million through the sale of preferred stock and warrants to U.S. Treasury Department during first quarter 2009.  The accumulated other comprehensive income (loss) component of stockholders’ equity totaled $157 thousand at September 30, 2009 compared to $376 thousand at December 31, 2008. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale. Under regulatory requirements, the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. Tier 1 capital consists of common stock and qualifying preferred stockholders’ equity less goodwill.  Tier 2 capital consists of certain convertible, subordinated and other qualifying debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets.  The Company has no Tier 2 capital other than the allowance for loan losses and gain on marketable equity securities.

Part I (Continued)
Item 2 (Continued)

Using the capital requirements presently in effect, the Tier 1 ratio as of September 30, 2009 was 13.18 percent and total Tier 1 and 2 risk-based capital was 14.44 percent.  Both of these measures compare favorably with the regulatory minimum to be adequately capitalized  of 4 percent for Tier 1 and 8 percent for total risk-based capital.  The Company’s Tier 1 leverage ratio as of September  30, 2009 was 9.64 percent, which exceeds the required ratio standard of 4 percent.

For nine months ended September 30, 2009, average capital was $107 million, representing 8.36 percent of average assets for the year.   This compares to 7.11 percent for nine months ended September 30, 2008 and 7.0 percent for calendar year 2008.

The Company declared cash dividends of $0.15 per common share during the first three quarters of 2009, and cash dividends of $0.29 per common share during the first three quarters of 2008, respectively.

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

The investment portfolio provides a ready means to raise cash if liquidity needs arise.  As of September 30 2009, the Company held $247.0 million in bonds (excluding FHLB stock), at current market value in the available for sale portfolio.  At December 31, 2008, the available for sale bond portfolio totaled $207.6 million.  Only marketable investment grade bonds are purchased.  Although most of the banks’ bond portfolios are encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for a sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it primarily determines the Company’s liquidity posture.  Colony had ratios of loans to deposits of 95.6 percent as of September 30, 2009 and 95.4 percent at December 31, 2008.  Management employs alternative funding sources when deposit balances will not meet loan demands.  The ratios of loans to all funding sources (excluding Subordinated Debentures) at September 30, 2009 and December 31, 2008 were 83.9 percent and 84.3 percent, respectively.  Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources.  The stability of the banks’ core deposit base is an important factor in Colony’s liquidity position.  A heavy percentage of the deposit base is comprised of accounts of individuals and small business with comprehensive banking relationships and limited volatility.  At September 30, 2009 and December 31, 2008, Colony had $355.2 million and $333.5 million in certificates of deposit of $100,000 or more.  These larger deposits represented 34.98 percent and 33.12 percent of respective total deposits.  Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed.  Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

Local market deposit sources proved insufficient to fund the strong loan growth trends at Colony over the past several years.  The Company supplemented deposit sources with brokered deposits.  As of September 30, 2009, the Company had $138.9 million, or 13.67 percent of total deposits, in brokered certificates of deposit attracted by external third parties.  Additionally, Colony uses external wholesale or Internet services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed.

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

Part I (Continued)
Item 2 (Continued)

Return on Assets and Stockholders’ Equity

The following table presents selected financial ratios for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008

Return on Assets (1)	0.01%	0.06%	(0.62)%	0.30%

Return on Equity (1)	0.07%	0.93%	(7.42)%	4.24%

Dividend Payout	NM (2)	333.33%	NM (2)	76.32%

Avg. Equity to Avg. Assets	8.01%	6.94%	8.36%	7.11%

Dividends Declared	$0.00	$0.10	$0.15	$0.29

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

On January 9, 2009, Colony consummated the sale of $28,000,000 in preferred stock and related warrants to the U.S. Treasury Department in the U.S. Treasury Capital Program (“CPP”).  Colony elected to participate to take advantage of the likely one-time opportunity to receive a very low-cost source of capital.  Colony’s participation in the CPP strengthens its current well-capitalized position and increases liquidity.  Colony management believes maintenance of capital at elevated levels during the current challenging economic environment is desirable.  In the spirit of the program Colony anticipates using this capital to expand its business through extension of credit to worthy borrowers, to purchase mortgage-backed securities pooled and issued by Freddie Mac, Fannie Mae, and Ginnie Mae to enhance the housing market and to reduce brokered deposits on our books.  Utilization of these funds during third   quarter 2009 were new and renewed loan originations totaling $156 million, of which $64 million represented new loan extensions either funded or committed.

BUSINESS
General

Colony Bankcorp, Inc. (the “Company” or “Colony”) is a Georgia business corporation which was incorporated on November 8, 1982.  The Company was organized for the purpose of operating as a bank holding company under the Federal Bank Holding Company Act of 1956, as amended, and the bank holding company laws of Georgia (Georgia Laws 1976, p. 168, et. seq.).  On July 22, 1983, the Company, after obtaining the requisite regulatory approvals, acquired 100 percent of the issued and outstanding common stock of Colony Bank (formerly Colony Bank of Fitzgerald and The Bank of Fitzgerald), Fitzgerald, Georgia, through the merger of the Bank with a subsidiary of the Company which was created for the purpose of organizing the Bank into a one-bank holding

Part I (Continued)
Item 2 (Continued)

company.  Since that time, Colony Bank has operated as a wholly-owned subsidiary of the Company.  Our business is conducted primarily through our wholly-owned subsidiary, which provides a broad range of banking services to its retail and commercial     customers.  The company headquarters are located at 115 South Grant Street, Fitzgerald, Georgia 31750, its telephone number is 229-426-6000 and its Internet address is http://www.colonybank.com.  We operate twenty-eight domestic banking offices and one mortgage company office and at September 30, 2009, we had approximately $1.30 billion in total assets, $949.63 million in total loans, $1.02 billion in total deposits and $104.1 million in stockholder’s equity.  Deposits are insured, up to applicable limits, by the Federal Deposit Insurance Corporation.

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

Part I (Continued)
Item 2 (Continued)

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

On April 2, 1998, the Company was listed on Nasdaq National Market.  The Company’s common stock trades on the Nasdaq Stock Market under the symbol “CBAN”.  The Company presently has approximately 2,054 shareholders as of September 30, 2009.  “The Nasdaq Stock Market” or “Nasdaq” is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting and order execution systems.  This market also provides specialized automation services for screen-based negotiations of transactions, on-line comparison of transactions, and a range of informational services tailored to the needs of the securities industry, investors and issuers.  The Nasdaq Stock Market is operated by The Nasdaq Stock Market, Inc., a wholly-owned subsidiary of the National Association of Securities Dealers, Inc.

Part I (Continued)
Item 3

Item 3 - Quantitative and Qualitative Disclosures About Market Risk
AVERAGE BALANCE SHEETS	Nine Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2008
	Average	Income/	Yields/	Average	Income/	Yields/
($ in thousands)	Balances	Expense	Rates	Balances	Expense	Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Interest and fees
Taxable (1)	$963,737	$43,456	6.01%	$954,045	$51,494	7.20%
Investment Securities
Taxable	229,465	6,182	3.59%	150,017	5,391	4.79%
Tax-Exempt (2)	6,833	300	5.85%	10,654	453	5.67%
Total Investment Securities	236,298	6,482	3.66%	160,671	5,844	4.85%
Interest-Bearing Deposits	408	13	4.25%	1,529	27	2.35%
Federal Funds Sold	7,322	14	0.25%	12,518	264	2.81%
Interest-Bearing Other Assets	6,322	--	--	5,951	253	5.67%
Total Interest-Earning Assets	1,214,087	$49,965	5.49%	1,134,714	$57,882	6.80%
Non-interest-Earning Assets
Cash and Cash Equivalents	21,684			20,496
Allowance for Loan Losses	(18,609)			(16,256)
Other Assets	65,234			55,298
Total Noninterest-Earning Assets	68,309			59,538
Total Assets	$1,282,396			$1,194,252
Liabilities and Stockholders' Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$237,260	$1,340	0.75%	$221,395	$2,585	1.56%
Other Time	704,395	15,588	2.95%	688,349	23,161	4.49%
Total Interest-Bearing Deposits	941,655	16,928	2.40%	909,744	25,746	3.77%
Other Interest-Bearing Liabilities
Other Borrowed Money	91,000	2,329	3.41%	82,862	2,497	4.02%
Subordinated Debentures	24,229	531	2.92%	24,229	951	5.23%
Federal Funds Purchased and Repurchase Agreements	42,341	658	2.07%	12,207	293	3.20%
Total Other Interest-Bearing Liabilities	157,570	3,518	2.98%	119,298	3,741	4.18%
Total Interest-Bearing Liabilities	1,099,225	$20,446	2.48%	1,029,042	$29,487	3.82%
Noninterest-Bearing Liabilities and Stockholders' Equity
Demand Deposits	69,601			74,749
Other Liabilities	6,321			5,494
Stockholders' Equity	107,249			84,967
Total Noninterest-Bearing Liabilities and Stockholders' Equity	183,171			165,210
Total Liabilities and Stockholders' Equity	$1,282,396			$1,194,252

Interest Rate Spread			3.01%			2.98%
Net Interest Income		$29,519			$28,395
Net Interest Margin			3.24%			3.34%

(1)
The average balance of loans includes the average balance of nonaccrual loans.  Income on such loans is recognized and recorded on the cash basis.  Taxable equivalent adjustments totaling $114 and $108 for nine month periods ended September 30, 2009 and 2008, respectively, are included in tax-exempt interest on loans.

(2)
Taxable-equivalent adjustments totaling $102 and $154 for nine month periods ended September 30, 2009 and 2008, respectively, are included in tax-exempt interest on investment securities.  The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

Part I (Continued)
Item 3 (Continued)

Colony Bankcorp, Inc. and Subsidiary
Interest Rate Sensitivity

The following table is an analysis of the Company’s interest rate-sensitivity position at September 30, 2009.  The interest-bearing rate-sensitivity gap, which is the difference between interest-earning assets and interest-bearing liabilities by repricing period, is based upon maturity or first repricing opportunity, along with a cumulative interest rate-sensitivity gap.  It is important to note that the table indicates a position at a specific point in time and may not be reflective of positions at other times during the year or in subsequent periods.  Major changes in the gap position can be, and are, made promptly as market outlooks change.

	Assets and Liabilities Repricing Within

	3 Months	4 to 12		1 to 5	Over 5
	or Less	Months	1 Year	Years	Years	Total
($ in Thousands)

EARNING ASSETS:
Interest-Bearing Deposits	$162	$ ---	$162	$ ---	---	$162
Federal Funds Sold	---	---	---	---	---	---
Investment Securities	850	2,401	3,251	124,447	119,376	247,074
Loans, Net of Unearned Income	405,836	178,700	584,536	375,913	10,539	970,988
Other Interest-Bearing Assets	6,345	---	6,345	---	---	6,345

Total Interest-Earning Assets	413,193	181,101	594,294	500,360	129,915	1,224,569

INTEREST-BEARING LIABILITIES:
Interest-Bearing Demand Deposits (1)	190,917	---	190,917	---	---	190,917
Savings (1)	35,994	---	35,994	---	---	35,994
Time Deposits	212,201	410,458	622,659	95,354	144	718,157
Other Borrowings (2)	19,000	1,000	20,000	41,000	30,000	91,000
Subordinated Debentures	24,229	---	24,229	---	---	24,229
Federal Funds Purchased	5,697	---	5,697	---	---	5,697
Repurchase Agreements	25,232	---	25,232	20,000	---	45,232

Total Interest-Bearing Liabilities	513,270	411,458	924,728	156,354	30,144	1,111,226

Interest Rate-Sensitivity Gap	(100,077)	(230,357)	(330,434)	344,006	99,771	113,343

Cumulative Interest-Sensitivity Gap	(100,077)	(330,434)	(330,434)	13,572	113,343

Interest Rate-Sensivitiy Gap as a Percentage of Interest-Earning Assets	(8.17)%	(18.81)%	(26.98)%	28.09%	8.15%

Cumulative Interest Rate-Sensitivity as as a Percentage of Interest-Earning Assets	(8.17)%	(26.98)%	(26.98)%	1.11%	9.26%

(1)  Interest-bearing Demand and Savings Accounts for repricing purposes are considered to reprice within 3 months or less.
(2)  Short-term borrowings for repricing purposes are considered to reprice within 3 months or less.

Part I (Continued)
Item 3 (Continued)

The foregoing table indicates that we had a one year negative gap of ($330) million, or (26.98) percent of total assets at September 30, 2009.  In theory, this would indicate that at September 30, 2009, $330 million more in liabilities than assets would reprice if there were a change in interest rates over the next 365 days.  Thus, if interest rates were to increase, the gap would indicate a resulting decrease in net interest margin.  However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity.  In addition, the interest rate spread between an asset and our supporting liability can vary significantly while the timing of repricing of both the assets and our supporting liability can remain the same, thus impacting net interest income.  This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposits.

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

The Company utilizes FTN Asset/Liability Management Analysis for a more dynamic analysis of balance sheet structure.  The Company has established earnings at risk for net-interest income in a +/- 200 basis point rate shock to be no more than a fifteen percent decline.  The most recent analysis as of June 30, 2009 indicates that net interest income would deteriorate 16.02 percent with a 200 basis point decrease and would improve 9.03 percent with a 200 basis point increase.  The increased exposure to declining rates is mitigated by the low likelihood of a further decline of 200 basis points from the current rate levels.  The Company has established equity at risk in a +/- 200 basis points rate shock to be no more than a twenty percent decline.  The most recent analysis as of June 30, 2009 indicates that net economic value of equity percentage change would decrease 12.29 percent with a 200 basis point decrease and would decrease 0.35 percent with a 200 basis point increase.  The Company has established its one year gap to be 0.80 percent to 1.20 percent.  The most recent analysis as of June 30, 2009 indicates a one year gap of 0.87 percent.  The analysis suggests net interest margin compression in a declining interest rate environment.  Given that interest rates have basically “bottomed-out” with the recent Federal Reserve action, the Company is anticipating interest rates to increase in the future though we believe that interest rates will remain flat most of 2009.  The Company is focusing on areas to minimize margin compression in the future by minimizing longer term fixed rate loans, shortening on the yield curve with investments, securing longer term FHLB advances, securing brokered certificates of deposit for longer terms and focusing on reduction of nonperforming assets.

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

During the quarter ended September 30, 2009, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

ITEM 5 – OTHER INFORMATION

None

Part I (Continued)
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

Part I (Continued)
Item 6

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

/s/ Al D. Ross
Date:	November 6, 2009	Al D. Ross,
President and Chief Executive Officer

/s/ Terry L. Hester
Date:	November 6, 2009	Terry L. Hester,
Executive Vice President and Chief Financial Officer