Form 10-K
period 2009-12-31
COLONY BANKCORP INC
filed 2010-03-15
CIK 711669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Fee Required)
For the Fiscal Year Ended December 31, 2009

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Nonaccelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):   Yes ☐   No  ☒

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of June 30, 2009:  $38,806,323 based on stock price of $7.11.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:  7,228,163 shares of $1.00 par value common stock as of March 12, 2010.

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

Part I
Item 1

Business

COLONY BANKCORP, INC.

General

Colony Bankcorp, Inc. (the “Company” or “Colony”) is a Georgia business corporation which was incorporated on November 8, 1982.   The Company was organized for the purpose of operating as a bank holding company under the Federal Bank Holding Company Act of 1956, as amended, and the bank holding company laws of Georgia (Georgia Laws 1976, p. 168, et. seq.). On July 22, 1983, the Company, after obtaining the requisite regulatory approvals, acquired 100 percent of the issued and outstanding common stock of Colony Bank (formerly Colony Bank of Fitzgerald and The Bank of Fitzgerald), Fitzgerald, Georgia, through the merger of the Bank with a subsidiary of the Company which was created for the purpose of organizing the Bank into a one-bank holding company.  Since that time, Colony Bank has operated as a wholly-owned subsidiary of the Company.  Our business is conducted primarily through our wholly-owned subsidiary, which provides a broad range of banking services to its retail and commercial customers.  The company headquarters are located at 115 South Grant Street, Fitzgerald, Georgia 31750, its telephone number is 229-426-6000 and its Internet address is http://www.colonybank.com.  We operate twenty-nine domestic banking offices and one mortgage company office and at December 31, 2009, we had approximately $1.31 billion in total assets, $899.85 million in total loans, $1.06 billion in total deposits and $89.27 million in stockholder’s equity.  Deposits are insured, up to applicable limits, by the Federal Deposit Insurance Corporation.

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

Colony Bank- Banking Services

Our principal subsidiary is the Bank.  The Bank, headquartered in Fitzgerald, Georgia, offers traditional banking products and services to commercial and consumer customers in our markets.  Our product line includes, among other things, loans to small and medium-sized businesses, residential and commercial construction and land development loans, commercial real estate loans, commercial loans, agri-business and production loans, residential mortgage loans, home equity loans, consumer loans and a variety of demand, savings and time deposit products.  We also offer internet banking services, electronic bill payment services, safe deposit box rentals, telephone banking, credit and debit card services, remote depository products and access to a network of ATMs to our customers.  Colony Bank conducts a general full service commercial, consumer and mortgage banking business through thirty offices located in the middle and south Georgia cities of Fitzgerald, Warner Robins, Centerville, Ashburn, Leesburg, Cordele, Albany, Thomaston, Columbus, Sylvester, Tifton, Moultrie, Douglas, Broxton, Savannah, Eastman, Chester, Soperton, Rochelle, Pitts, Quitman and Valdosta, Georgia.

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

Correspondents

Colony Bank has correspondent relationships with the following banks: Federal Reserve Bank in Atlanta, Georgia; SunTrust Bank in Atlanta, Georgia; FTN Financial in Memphis, Tennessee and Federal Home Loan Bank in Atlanta, Georgia.  The correspondent relationships facilitate the transactions of business by means of loans, collections, investment services, lines of credit and exchange services.  As compensation for these services, the Bank maintains balances with its correspondents in noninterest-bearing accounts and pays some service charges

Employees

On December 31, 2009, the Company had a total of 286 full-time and 21 part-time employees.  We consider our relationship with our employees to be satisfactory.

The Company has a noncontributory profit-sharing plan covering all employees subject to certain minimum age and service requirements.  No Company contributions were made in 2009 due to performance, though funds in a forfeiture account where employees terminated with unvested balances were allocated for all eligible employees in 2009.  In addition, the Company maintains a comprehensive employee benefit program providing, among other benefits, hospitalization, major medical, life insurance and disability insurance.  Management considers these benefits to be competitive with those offered by other financial institutions in our market area.  Colony’s employees are not represented by any collective bargaining group.

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

On February 25, 2009, the first day the CAP program was initiated, the U.S. Treasury released the actual terms of the program, stating that the purpose of the CAP is to restore confidence throughout the financial system that the nation's largest banking institutions have a sufficient capital cushion against larger than expected future losses, should they occur due to a more severe economic environment, and to support lending to creditworthy borrowers. Under the CAP terms, eligible U.S. banking institutions with assets in excess of $100 billion on a consolidated basis are required to participate in coordinated supervisory assessments, which are forward-looking "stress test" assessments to evaluate the capital needs of the institution under a more challenging economic environment. Should this assessment indicate the need for the bank to establish an additional capital buffer to withstand more stressful conditions, these institutions may access the CAP immediately as a means to establish any necessary additional buffer or they may delay the CAP funding for six months to raise the capital privately.  Eligible U.S. banking institutions with assets below $100 billion may also obtain capital from the CAP. The CAP program is an additional program from the TARP CCP and is open to eligible institutions regardless of whether they participated in the TARP CCP. The deadline to apply to the CAP was May 25, 2009.  The Company did not participate in the CAP program.

Part I (Continued)
Item 1 (Continued)

The EESA also increased Federal Deposit Insurance Corporation ("FDIC") deposit insurance on most accounts from $100,000 to $250,000. This increase is currently in place until the end of 2013 and is not covered by deposit insurance premiums paid by the banking industry.  In addition, the FDIC has implemented two temporary programs under the Temporary Liquidity Guaranty Program ("TLGP") to provide deposit insurance for the full amount of most noninterest bearing transaction accounts through June 30, 2010 and to guarantee certain unsecured debt of financial institutions and their holding companies through June 2012. Financial institutions had until December 5, 2008 to opt out of these two programs. The Company and the Bank have elected to opt to remain in the unlimited insurance coverage for non-interest bearing accounts, but opted out of the debt guarantee portion of the program. The FDIC charges "systemic risk special assessments" to depository institutions that participate in the TLGP. The FDIC has recently proposed that Congress give the FDIC expanded authority to charge fees to the holding companies which benefit directly and indirectly from the FDIC guarantees.

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

At December 31, 2009, the Company exceeded the minimum Tier 1, risk-based and leverage ratios and qualified as “well capitalized” under current Federal Reserve Board criteria.  The following table sets forth certain capital information for the Company as of December 31, 2009.  Consider the following brief summary rather than the preceeding and the table.  As of December 31, 2009, Colony had Tier 1 Capital and Total Capital of approximately 11.79 percent and 13.07 percent, respectively, of risk-weighted assets. As of December 31, 2009, Colony had a leverage ratio of Tier 1 Capital to total average assets of approximately 8.30 percent.

	December 31, 2009
	Amount	Percent

Leverage Ratio
Actual	$107,231	8.30%
Well-Capitalized Requirement	64,636	5.00
Minimum Required (1)	51,708	4.00
Risk Based Capital:
Tier 1 Capital
Actual	107,231	11.79
Well-Capitalized Requirement	54,576	6.00
Minimum Required (1)	36,384	4.00
Total Capital
Actual	118,848	13.07
Well-Capitalized Requirement	90,960	10.00
Minimum Required (1)	72,768	8.00

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

On February 27, 2009, the FDIC adopted a final rule modifying the risk-based assessment system which set initial base assessment rates beginning on April 1, 2009 at 12 to 45 basis points; and due to extraordinary circumstances, expanded the time within which the reserve ratio must be returned to 1.15 percent from five to seven years.  In addition, most banks with a risk category I or a risk category II are paying between 12 and 22 cents for every $100 of domestic deposits.

On May 22, 2009, the FDIC adopted a final rule imposing a five basis point special assessment on each insured depository institution’s assets minus Tier 1 Capital as of June 30, 2009.  The amount of the special assessment for any institution will not exceed 10 basis points times the institution’s assessment base for the second quarter 2009.  The special assessment was collected on September 30, 2009.

Part I (Continued)
Item 1 (Continued)

The FDIC introduced three possible adjustments to an institution’s initial base assessment rate: (1) a decrease of up to five basis points for long-term unsecured debt, including senior unsecured debt (other than debt guaranteed under the Temporary Liquidity Guarantee Program) and subordinated debt and, for small institutions, a portion of Tier I capital; (2) an increase not to exceed 50 percent of an institution’s assessment rate before the increase for secured liabilities in excess of 25 percent of domestic deposits; and (3) for non-Risk Category I institutions, an increase not to exceed 10 basis points for brokered deposits in excess of 10 percent of domestic deposits.

On November 12, 2009, the FDIC adopted the final rule amending the assessment regulations to require insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012, on December 30, 2009, along with each institution’s risk-based assessment for the third quarter of 2009.  For most institutions, the amount paid on December 30 will be substantially higher than typical quarterly deposit insurance assessments.

Additionally, by participating in the TLGP, banks temporarily become subject to "systemic risk special assessments" of 10 basis points for transaction account balances in excess of $250,000 assessments up to 100 basis points of the amount of TLGP debt issued. Further, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the DIF. The FICO assessment rates, which are determined quarterly, averaged 0.0106% of insured deposits in fiscal 2009. These assessments will continue until the FICO bonds mature in 2017.

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

Part I (Continued)
Item 1 (Continued)

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

Part I (Continued)
Item 1 (Continued)

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

Part I (Continued)
Item 1A

Risk Factors

Not Applicable.

Item 1B

Unresolved Staff Comments

Not Applicable.

Item 2

Properties

The principal properties of the Registrant consist of the properties of the Bank.  The Bank owns all of the offices occupied except two offices in Tifton, one office in Valdosta, one office in Douglas and one office in Albany that are leased.

Item 3

Legal Proceedings

The Company and its subsidiary may become parties to various legal proceedings arising from the normal course of business.  As of December 31, 2009, there are no material pending legal proceedings to which Colony or its subsidiary are a party or of which any of its property is the subject.

Item 4 (Reserved)

Not Applicable.

Part II
Item 5

Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Effective April 2, 1998, Colony Bankcorp, Inc. common stock is quoted on the NASDAQ Global Market under the symbol “CBAN.”  Prior to this date, there was no public market for the common stock of the registrant.

The following table sets forth the high, low and close sale prices per share of the common stock as reported on the NASDAQ Global Market, and the dividends declared per share for the periods indicated.

Year Ended December 31, 2009	High	Low	Close	Dividends Per Share

Fourth Quarter	$6.38	$3.55	$4.61	$0.000
Third Quarter	8.83	5.90	6.69	0.000
Second Quarter	8.90	6.13	7.11	0.049
First Quarter	9.50	4.51	6.39	0.098

Year Ended December 31, 2008

Fourth Quarter	10.95	6.06	8.02	0.098
Third Quarter	11.90	8.50	10.40	0.098
Second Quarter	14.95	10.12	11.35	0.098
First Quarter	15.94	11.15	12.70	0.098

The Company paid cash dividends on its common stock of $1,057,464 or $0.15 per share and $2,813,633 or $0.39 per share in 2009 and 2008, respectively.  The Company’s board of directors suspended the payment of dividends in the third quarter of 2009.  For a description of the restrictions and limitations on the Company’s ability to pay dividends, please see “Dividends” on Page 14.

As of December 31, 2009, the Company had approximately 2,036 stockholders of record.  There were no sales of unregistered securities of the Company in 2009.

Issuer Purchase of Equity Securities

The Company purchased no shares of the Company’s common stock during the quarter ended December 31, 2009.

Part II (Continued)
Item 6

Selected Financial Data

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in Thousands, except per share data)
Selected Balance Sheet Data
Total Assets	$1,307,089	$1,252,782	$1,208,777	$1,213,504	$1,108,338
Total Loans, Net of Unearned Interest and Fees	931,252	960,857	944,978	941,772	858,815
Total Deposits	1,057,586	1,006,991	1,018,602	1,042,446	944,365
Investment Securities	267,300	207,704	167,191	149,307	124,326
Federal Home Loan Bank Stock	6,345	6,272	5,533	5,087	5,034
Stockholders’ Equity	89,275	83,215	83,743	76,611	68,128
Selected Income Statement Data
Interest Income	65,847	75,297	90,159	83,280	63,634
Interest Expense	26,281	37,922	47,701	41,392	26,480

Net Interest Income	39,566	37,375	42,458	41,888	37,154
Provision for Loan Losses	43,445	12,938	5,931	3,987	3,444
Other Income	9,544	9,005	7,817	7,350	6,152
Other Expense	34,844	30,856	31,579	29,882	26,076

Income (Loss) Before Tax	(29,179)	2,586	12,765	15,369	13,786
Income Tax Expense (Benefit)	(9,995)	557	4,218	5,217	4,809

Net Income (Loss)	(19,184)	2,029	8,547	10,152	8,977
Preferred Stock Dividends	1,365	-	-	-	-

Net Income (Loss) Available to Common Stockholders	$(20,549)	$2,029	$8,547	$10,152	$8,977

Weighted Average Common Shares Outstanding (1)	7,213	7,199	7,189	7,177	7,168
Shares Outstanding (1)	7,229	7,212	7,201	7,190	7,181
Intangible Assets	$331	$2,779	$2,815	$2,851	$2,932
Dividends Declared	1,057	2,814	2,629	2,337	2,058
Average Assets	1,286,418	1,204,846	1,204,165	1,160,718	1,034,777
Average Stockholders’ Equity	105,655	84,372	80,595	71,993	65,146
Net Charge-Offs	29,060	11,435	2,407	2,760	2,694
Reserve for Loan Losses	31,401	17,016	15,513	11,989	10,762
OREO	19,705	12,812	1,332	970	2,170
Nonperforming Loans	33,566	35,374	15,016	8,078	8,593
Nonperforming Assets	53,403	48,186	16,348	9,048	10,763
Average Interest-Earning Assets	1,218,153	1,144,927	1,141,652	1,097,716	979,966
Noninterest-Bearing Deposits	84,239	77,497	86,112	77,336	78,778

Part II (Continued)
Item 6 (Continued)

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in Thousands, except per share data)

Per Share Data: (1)
Net Income (Loss) Per Common Share (Diluted)	$(2.85)	$0.28	$1.19	$1.41	$1.25
Common Book Value Per Share	8.57	11.54	11.63	10.66	9.49
Tangible Common Book Value Per Share	8.52	11.15	11.24	10.26	9.08
Dividends Per Common Share	0.15	0.39	0.365	0.325	0.285
Profitability Ratios:
Net Income (Loss) to Average Assets	(1.60)%	0.17%	0.71%	0.87%	0.87%
Net Income (Loss) to Average Stockholders' Equity	(19.45)	2.40	10.60	14.10	13.78
Net Interest Margin	3.27	3.30	3.75	3.84	3.81
Loan Quality Ratios:
Net ChargeOffs to Total Loans	3.12	1.19	0.25	0.29	0.31
Reserve for Loan Losses to Total Loans and OREO	3.30	1.75	1.64	1.27	1.25
Nonperforming Assets to Total Loans and OREO	5.62	4.95	1.73	0.96	1.25
Reserve for Loan Losses to Nonperforming Loans	93.55	48.10	103.31	148.42	125.24
Reserve for Loan Losses to Total Nonperforming Assets	58.80	35.31	94.89	132.50	99.99
Liquidity Ratios:
Loans to Total Deposits	88.06	95.42	92.77	90.34	90.94
Loans to Average Earning Assets	76.45	83.92	82.77	85.79	87.64
Noninterest-Bearing Deposits to Total Deposits	7.97	7.70	8.45	7.42	8.34
Capital Adequacy Ratios:
Common Stockholders' Equity to Total Assets	4.74	6.64	6.93	6.31	6.15
Total Stockholders' Equity to Total Assets	6.83	6.64	6.93	6.31	6.15
Dividend Payout Ratio	NM(2)	139.29	30.67	23.05	22.80

(1)	All per share data adjusted to reflect 5-for-4 stock split effective May 15, 2005.

(2)	Not meaningful due to net loss recorded.

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

Application of Critical Accounting Policies and Accounting Estimates

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry.  The Company’s financial position and results of operations are affected by management’s application of accounting policies, including judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures.  Different assumptions in the application of these policies could result in material changes in the Company’s financial position and/or results of operations.  Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results of operations, and they require management to make estimates that are difficult and subjective or complete.

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

Goodwill and Other Intangibles – The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value.  Goodwill is subject, at a minimum, to annual tests for impairment.  Other intangible assets are amortized over their estimated useful lives using straight-line and accelerated methods, and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount.  The initial goodwill and other intangibles recorded and subsequent impairment analysis require management to make subjective judgments concerning estimates of how the acquired asset will perform in the future.  Events and factors that may significantly affect the estimates include, among others, customer attrition, changes in revenue growth trends, specific industry conditions and changes in competition.  Goodwill impairment of $2.4 million was recognized during 2009 that resulted in a goodwill balance of $0 at December 31, 2009.

Part II (Continued)
Item 7 (Continued)

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of December 31, 2009 and 2008, and results of operations for each of the years in the three-year period ended December 31, 2009. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 34 percent federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.

Dollar amounts in tables are stated in thousands, except for per share amounts.

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense.  Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities.  Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets.  Net income (loss) available to common shareholders totaled $(20.55) million, or $(2.85) diluted per common share in 2009 compared to $2.03 million, or $0.28 diluted per common share in 2008 and $8.55 million, or $1.19 diluted per common share in 2007.

Part II (Continued)
Item 7 (Continued)

Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

	2009	2008	2007

Taxable-Equivalent Net Interest Income	$39,848	$37,740	$42,817
Taxable-Equivalent Adjustment	282	365	359

Net Interest Income	39,566	37,375	42,458
Provision for Possible Loan Losses	43,445	12,938	5,931
Noninterest Income	9,544	9,005	7,817
Noninterest Expense	34,844	30,856	31,579

Income (Loss) Before Income Taxes	(29,179)	2,586	12,765
Income Taxes (Benefits)	(9,995)	557	4,218

Net Income (Loss)	$(19,184)	$2,029	$8,547

Preferred Stock Dividends	1,365	---	---
Net Income (Loss) Available to Common Stockholders	$(20,549)	$2,029	$8,547

Basic per Common Share:
Net Income (Loss)	$(2.85)	$0.28	$1.19
Diluted per Common Share:
Net Income (Loss)	$(2.85)	$0.28	$1.19
Return on Average Assets:
Net Income (Loss)	(1.60)%	0.17%	0.71%
Return on Average Equity:
Net Income (Loss)	(19.45)%	2.40%	10.60%

Net income (loss) available to common shareholders for 2009 decreased $22.58 million, or 1112.85 percent, compared to 2008.  The decrease was primarily the result of a $30.51 million increase in provision for loan losses, an increase of $3.99 million in noninterest expense, and $1.37 million in preferred stock dividends.  The impact of these items was partly offset by a $2.19 million increase in net interest income, an increase of $540 thousand in noninterest income and a decrease of $10.55 million in income tax expense.  The decrease in income tax expense resulted in an income tax benefit of $10 million.

Net income (loss) available to common shareholders for 2008 decreased $6.52 million, or 76.26 percent, compared to 2007.  The decrease was primarily the result of a $7.01 million increase in provision for loan losses and a decrease of $5.08 million in net interest income.  The impact of these items was partly offset by a $1.19 million increase in noninterest income, a decrease of $720 thousand in noninterest expense and a decrease of $3.66 million in income tax expense.

Part II (Continued)
Item 7 (Continued)

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 80.57 percent of total revenue during 2009 and 80.58 percent during 2008.

Net interest margin is the taxable-equivalent net interest income as a percentage of average earning assets for the period.  The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Company’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit has ranged from 3.25 percent to 7.75 percent during 2007 to 2009.  At year end 2007, the prime rate was 7.25 percent and with the 400 basis point reduction during 2008 the prime rate ended the year at 3.25 percent and remained at 3.25 percent for all of 2009.  The federal funds rate moved similar to prime rate with interest rates ranging from 0.25 percent to 4.75 percent during 2007 to 2009.  At year end 2007, the federal funds rate was 4.25 percent and with the 400 basis point reduction during 2008 the federal funds rate ended the year at 0.25 percent and remained at 0.25 percent for all of 2009.  We anticipate the Federal Reserve tightening interest rate policy in 2010, which should improve Colony’s net interest margin.

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

	Changes From			Changes From
	2008 to 2009 (a)			2007 to 2008 (a)
	Volume	Rate	Total	Volume	Rate	Total

Interest Income
Loans, Net-taxable	$286	$(9,410)	$(9,124)	$943	$(15,143)	$(14,200)

Investment Securities
Taxable	3,559	(3,207)	352	645	132	777
Tax-exempt	(220)	12	(208)	(121)	20	(101)
Total Investment Securities	3,339	(3,195)	144	524	152	676

Interest-Bearing Deposits in Other banks	(10)	(16)	(26)	(82)	(34)	(116)
Federal Funds Sold	(29)	(220)	(249)	(940)	(265)	(1,205)
Other Interest - Earning Assets	12	(290)	(278)	45	(56)	(11)
Total Interest Income	3,598	(13,131)	(9,533)	490	(15,346)	(14,856)

Interest Expense
Interest-Bearing Demand and Savings Deposits	236	(1,685)	(1,449)	139	(1,509)	(1,370)
Time Deposits	686	(10,396)	(9,710)	(2,017)	(6,542)	(8,559)
Total Interest Expense
On Deposits	922	(12,081)	(11,159)	(1,878)	(8,051)	(9,929)

Other Interest-Bearing Liabilities
Federal Funds Purchased and Repurchase Agreements	684	(322)	362	891	(436)	455
Subordinated Debentures	---	(612)	(612)	(137)	(598)	(735)
Other Debt	197	(430)	(233)	865	(434)	431

Total Interest Expense	1,803	(13,445)	(11,642)	(259)	(9,519)	(9,778)
Net Interest Income (Loss)	$1,795	$314	$2,109	$749	$(5,827)	$(5,078)

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

The Company maintains about 32.3 percent of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years. The liabilities to fund assets are primarily in short term certificates of deposit that mature within one year. This balance sheet composition allowed the Company to be relatively constant with its net interest margin until 2008.  During 2006 interest rates increased 100 basis points and during 2007 interest rates decreased 100 basis points.  The 100 basis point decrease by the Federal Reserve in 2007 followed by 400 basis point decrease in 2008 resulted in significant pressure in net interest margins.  Net interest margin decreased to 3.27 percent for 2009 compared to 3.30   percent for 2008 and to 3.75 percent for 2007.  Given the Federal Reserve’s aggressive posture during 2008 that ended the year with a range of 0 – 0.25 percent federal funds target rate and remained the same for all of 2009, we have seen our net interest margin reach a low of 3.06 percent for first quarter of 2009 to a high of 3.38 percent for third quarter 2009.

Part II (Continued)
Item 7 (Continued)

Taxable-equivalent net interest income for 2009 increased $2.11 million, or 5.59 percent, compared to 2008, while taxable-equivalent net interest income for 2008 decreased by $5.08 million, or 11.86 percent, compared to 2007.  The fluctuation between the comparable periods resulted from the negative impact of the significant decrease in interest rates.  The average volume of earning assets during 2009 increased almost $73.23 million compared to 2008 while over the same period the net interest margin decreased to 3.27 from  3.30 percent.  Similarly, the average volume of earning assets during 2008 increased $3.28 million compared to 2007 while over the same period the net interest margin decreased to 3.30 percent from 3.75 percent.  Growth in average earning assets during 2009 and 2008 was primarily in securities and loans. The reduction in the net interest margin in 2009 was primarily the result of sluggish loan activity in 2009.

The average volume of loans increased $4.1 million in 2009 compared to 2008 and increased $11.0 million in 2008 compared to 2007.  The average yield on loans decreased 98 basis points in 2009 compared to 2008 and decreased 158 basis points in 2008 compared to 2007. Funding for this growth was primarily provided by deposits and other borrowings in 2009 and by other borrowings in 2008.  The average volume of other borrowings increased $29.3 million in 2009 compared to 2008 while average deposits increased $30.4 million in 2009 compared to 2008.  The average volume of deposits decreased $35.0 million while other borrowings increased $35.0 million in 2008 compared to 2007.  Interest-bearing deposits made up 106.6 percent of the increase in average deposits in 2009 and 91.6 percent of the decrease in average deposits in 2008. Accordingly, the ratio of average interest-bearing deposits to total average deposits was 93.0 percent in 2009, 92.5 percent in 2008 and 92.5 percent in 2007. This deposit mix, combined with a general decrease in interest rates, had the effect of (i) decreasing the average cost of total deposits by 120 basis points in 2009 compared to 2008 and decreasing the average cost of total deposits by 85 basis points in 2008 compared to 2007, and (ii) mitigating a portion of the impact of decreasing yields on earning assets on the Company’s net interest income.

The Company’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.05 percent in 2009 compared to 2.97 percent in 2008 and 3.34 percent in 2007. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Quantitative and Qualitative Disclosures About Interest Rate Sensitivity included elsewhere in this report.

Provision for Possible Loan Losses

The provision for possible loan losses is determined by management as the amount to be added to the allowance for possible loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for possible loan losses totaled $43.45 million in 2009 compared to $12.94 million in 2008 and $5.93 million in 2007.  See the section captioned “Allowance for Possible Loan Losses” elsewhere in this discussion for further analysis of the provision for possible loan losses.

Part II (Continued)
Item 7 (Continued)

Noninterest Income

The components of noninterest income were as follows:

	2009	2008	2007

Service Charges on Deposit Accounts	$4,198	$4,700	$4,771
Other Charges, Commissions and Fees	986	981	921
Other	1,286	1,520	974
Mortgage Fee Income	448	609	967
Securities Gains	2,626	1,195	184

	$9,544	$9,005	$7,817

Total noninterest income for 2009 increased $539 thousand, or 5.99 percent, compared to 2008 while total noninterest income for 2008 increased $1.19 million, or 15.20 percent, compared to 2007.  The increase in 2009 noninterest income compared to 2008 was primarily in securities gains, while the increase in 2008 noninterest income compared to 2007 was primarily in securities gains and other income.  Changes in these items and the other components of noninterest income are discussed in more detail below.

Service Charges on Deposit Accounts.  Service charges on deposit accounts for 2009 decreased $502 thousand, or 10.68 percent, compared to 2008.  The decrease was primarily due to a decrease in volume of consumer and business account overdraft fees.  Service charges on deposit accounts for 2008 decreased $71 thousand, or 1.49 percent, compared to 2007.  The decrease was primarily due to a decrease in overdraft fees, which were related to consumer and business accounts.

Mortgage Fee Income.  Mortgage fee income for 2009 decreased $161 thousand, or 26.44 percent, compared to 2008.  The decrease was primarily due to decreased mortgage loan activity with the housing and real estate downturn.  Mortgage fee income for 2008 decreased $358 thousand, or 37.02 percent, compared to 2007 due to decreased mortgage loan activity.

All Other Noninterest Income.  The aggregate of all other noninterest income accounts increased $1.20 million, or 32.52 percent, compared to 2008.  The increase was primarily due to gains realized from the sale of securities of $2.63 million for 2009 compared to $1.20 million for 2008, or an increase of $1.43 million.  In 2008 the aggregate of all other noninterest income accounts increased $1.62 million, or 77.78 percent, compared to 2007.  The increase was primarily due to gains realized from the sale of securities of $1.20 million for 2008 compared to $184 thousand for 2007, or an increase of $1.01 million.  In addition other income increased to $1.52 million for 2008 compared to $974 thousand for 2007, or an increase of $546 thousand.  The significant increase was gains realized of $670 thousand resulting from the company’s unwinding of its position in $19 million FHLB advances during 2008.  These increases were offset by a reduction in gains realized from the sale of SBA and FSA governmental loans as gains realized were $12 thousand for 2008 compared to a $150 thousand for 2007, or a reduction of $138 thousand.

Part II (Continued)
Item 7 (Continued)

Noninterest Expense

The components of noninterest expense were as follows:

	2009	2008	2007

Salaries and Employee Benefits	$14,483	$16,238	$17,866
Occupancy and Equipment	4,287	4,191	4,039
Other	16,074	10,427	9,674

	$34,844	$30,856	$31,579

Total noninterest expense for 2009 increased $3.99 million, or 12.93 percent compared to 2008 while total noninterest expense for 2008 decreased $723 thousand, or 2.29 percent, compared to 2007.  Growth in noninterest expense in 2009 was primarily in other noninterest expense and occupancy and equipment while the Company had a decrease in salaries and employee benefits.  Reduction in noninterest expense in 2008 was primarily in salaries and employee benefits while the Company had an increase in occupancy and equipment expense and other noninterest expense.

Salaries and Employee Benefits.  Salaries and employee benefits expense for 2009 decreased $1.76 million, or 10.81 percent, compared to 2008.  The slowing economy and lack of growth resulted in decreases in headcount as a result of normal attrition and efficiencies gained with the consolidation efforts initiated in 2008.  The Company did not payout any bonuses or profit sharing in 2009 due to Company performance.  Salaries and employee benefits expense for 2008 decreased $1.63 million, or 9.11 percent, compared to 2007.  The slowing economy and lack of growth resulted in decreases in headcount as a result of normal attrition and restructuring due to consolidation efforts initiated in 2008.  In addition bonuses and profit sharing payouts were down significantly based on Company performance being significantly below targeted goals.  Bonus and profit sharing payouts were $316 thousand for 2008 compared to $1.52 million for 2007, or a reduction of $1.20 million.  Reduction of head count and incentive payouts are the primary factors for the reduction in salaries and employee benefits compared to 2007.

Part II (Continued)
Item 7 (Continued)

Occupancy and Equipment.  Net occupancy expense for 2009 increased $96 thousand compared to 2008, or an increase of 2.29 percent.  The Company purchased new data processing software and equipment that resulted in additional depreciation expense of $65 thousand compared to 2008.  Net occupancy expense for 2008 increased $152 thousand compared to 2007, or an increase of 3.76 percent.  The Company opened one new office during 2008 to incur additional occupancy expense compared to 2007.  In addition new data processing equipment purchased in connection with Company-wide consolidation efforts resulted in depreciation expense increasing $151 thousand for 2008 compared to 2007.

All Other Noninterest Expense.  All other noninterest expense for 2009 increased $5.65 million, or 54.16 percent.  Significant changes in noninterest expense were:  FDIC insurance assessment fees increased to $2.66 million for 2009 compared to $603 thousand for 2008, or an increase of $2.06 million; foreclosed property and repossession expense increased to $2.27 million for 2009 compared to $382 thousand for 2008, or an increase of $1.89 million and goodwill impairment expense was $2.41 million for 2009 compared to $0 for 2008.  All other noninterest expense for 2008 increased $753 thousand, or 7.78 percent.  Significant changes in noninterest expense were:  FDIC insurance assessment fees increased to $603 thousand for 2008 compared to $190 thousand for 2007, or an increase of $413 thousand; legal and professional fees increased to $1.38 million for 2008 compared to $1.14 million for 2007, or an increase of $240 thousand and foreclosed property and repossession expense increased to $382 thousand for 2008 compared to $149 thousand for 2007, or an increase of $233 thousand.

Part II (Continued)
Item 7 (Continued)

Sources and Uses of Funds

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the assets in which those funds are invested as a percentage of the Company’s average total assets for the period indicated. Average assets totaled $1.29 billion in 2009 compared to $1.21 billion in 2008 and $1.20 billion in 2007.

	2009		2008		2007
Sources of Funds:
Deposits:
Noninterest-Bearing	$71,561	5.5%	$73,569	6.1%	$76,509	6.4%
Interest-Bearing	945,360	73.5	912,932	75.8	945,028	78.5
Federal Funds Purchased and Repurchase Agreements	42,452	3.3	18,200	1.5	1,130	--
Subordinated Debentures and Other Borrowed Money	115,229	9.0	110,141	9.1	92,211	7.7
Other Noninterest-Bearing Liabilities	6,161	0.5	5,632	0.5	8,692	0.7
Equity Capital	105,655	8.2	84,372	7.0	80,595	6.7

Total	$1,286,418	100.0%	$1,204,846	100.0%	$1,204,165	100.0%

Uses of Funds:
Loans	$943,164	73.3%	$941,794	78.2%	$934,495	77.6%
Investment Securities	238,968	18.6	168,532	14.0	157,033	13.0
Federal Funds Sold	9,392	0.7	10,499	0.9	28,863	2.4
Interest-Bearing Deposits	788	0.1	1,235	0.1	2,879	0.2
Other Interest-Earning Assets	6,328	0.5	6,079	0.5	5,308	0.5
Other Noninterest-Earning Assets	87,778	6.8	76,707	6.3	75,587	6.3

Total	$1,286,418	100.0%	$1,204,846	100.0%	$1,204,165	100.0%

Deposits continue to be the Company’s primary source of funding.  Over the comparable periods, the relative mix of deposits continues to be high in interest-bearing deposits.  Interest-bearing deposits totaled 92.96 percent of total average deposits in 2009 compared to 92.54 percent in 2008 and 92.51 percent in 2007.

The Company primarily invests funds in loans and securities.  Loans continue to be the largest component of the Company’s mix of invested assets.  Loan demand was sluggish in 2009 as total loans were $931.4 million at December 31, 2009, down 3.08 percent, compared to loans of $961.0 million at December 31, 2008, while total loans at December 31, 2008 were up 1.66 percent compared to loans of $945.3 million at December 31, 2007.  See additional discussion regarding the Company’s loan portfolio in the section captioned “Loans” included below.  The majority of funds provided by deposit growth have been invested in loans.

Part II (Continued)
Item 7 (Continued)

Loans

The following table presents the composition of the Company’s loan portfolio as of December 31 for the past five years.

	2009	2008	2007	2006	2005

Commercial, Financial and Agricultural	$80,984	$86,379	$52,323	$61,887	$48,849
Real Estate
Construction	113,117	160,374	211,484	193,952	152,944
Mortgage, Farmland	54,965	54,159	42,439	40,936	37,152
Mortgage, Other	626,993	600,653	544,655	549,601	529,599
Consumer	38,383	44,163	72,350	76,930	73,473
Other	16,950	15,308	22,028	18,967	17,100

	931,392	961,036	945,279	942,273	859,117

Unearned Interest and Fees	(140)	(179)	(301)	(501)	(302)
Allowance for Loan Losses	(31,401)	(17,016)	(15,513)	(11,989)	(10,762)

Loans	$899,851	$943,841	$929,465	$929,783	$848,053

The following table presents total loans as of December 31, 2009 according to maturity distribution and/or repricing opportunity on adjustable rate loans.

Maturity and Repricing Opportunity

One Year or Less	$562,946
After One Year through Three Years	305,110
After Three Years through Five Years	53,036
Over Five Years	10,300

$931,392

Overview.  Loans totaled $931.4 million at December 31, 2009, down 3.08 percent from December 31, 2008 loans of $961.0 million.  The majority of the Company’s loan portfolio is comprised of the real estate loans-other, real estate construction and commercial financial and agricultural loans.  Real estate-other, which is primarily 1-4 family residential properties and nonfarm nonresidential properties, made up 67.32 percent and 62.50 percent of total loans, real estate construction made up 12.15 percent and 16.69 percent while commercial financial and agricultural loans made up 8.70 percent and 8.99 percent of total loans at December 31, 2009 and December 31, 2008, respectively.  Real estate loans-other include both commercial and consumer balances.

Loan Origination/Risk Management.  In accordance with the Company’s decentralized banking model, loan decisions are made at the local bank level.  The Company utilizes an Executive Loan Committee to assist lenders with the decision making and underwriting process of larger loan requests.  Due to the diverse economic markets served by the Company, evaluation and underwriting criterion may vary slightly by market.  Overall, loans are extended after a review of the borrower’s repayment ability, collateral adequacy, and overall credit worthiness.

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

The Company originates consumer loans at the bank level.  Due to the diverse economic markets served by the Company, underwriting criterion may vary slightly by market.  The Company is committed to serving the borrowing needs of all markets served and, in some cases, adjusts certain evaluation methods to meet the overall credit demographics of each market.  Consumer loans represent relatively small loan amounts that are spread across many individual borrowers to help minimize risk.  Additionally, consumer trends and outlook reports are reviewed by management on a regular basis.

During fourth quarter 2009, the Company began utilizing an independent third party company for loan review.  This third party engagement will be on-going.  The Loan Review Company reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to management and the audit committee. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company’s policies and procedures.

Commercial, Financial and Agricultural.  Commercial, financial and agricultural loans at December 31, 2009 decreased 6.25 percent from December 31, 2008 to $81.0 million. The Company’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Company’s loan policy guidelines.

Industry Concentrations. As of December 31, 2009 and December 31, 2008, there were no concentrations of loans within any single industry in excess of 10 percent of total loans, as segregated by Standard Industrial Classification code (“SIC code”). The SIC code is a federally designed standard industrial numbering system used by the Company to categorize loans by the borrower’s type of business.

Part II (Continued)
Item 7 (Continued)

Collateral Concentrations.  Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions.  The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk, particularly with the current economic downturn in the real estate market.  At December 31, 2009, approximately 85 percent of the Company’s loan portfolio was concentrated in loans secured by real estate.  A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector.  The continued downturn of the housing and real estate market that began in 2007 has resulted in an increase of problem loans secured by real estate.  These loans are centered primarily in the Company’s larger MSA markets.  Declining collateral real estate values that secure land development, construction and speculative real estate loans in the Company’s larger MSA markets have resulted in increased loan loss provisions in 2009.  In addition, a large portion of the Company’s foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions.  Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.

Large Credit Relationships.   The Company is currently in eighteen counties in south and central Georgia and include metropolitan markets in Dougherty, Lowndes, Houston, Chatham and Muscogee counties.  As a result, the Company originates and maintains large credit relationships with several commercial customers in the ordinary course of business.  The Company considers large credit relationships to be those with commitments equal to or in excess of $5.0 million prior to any portion being sold.  Large relationships also include loan participations purchased if the credit relationship with the agent is equal to or in excess of $5.0 million.  In addition to the Company’s normal policies and procedures related to the origination of large credits, the Company’s Executive Loan Committee and Director Loan Committee must approve all new and renewed credit facilities which are part of large credit relationships.  The following table provides additional information on the Company’s large credit relationships outstanding at December 31, 2009 and December 31, 2008.

	December 31, 2009			December 31, 2008
	Number of	Period End Balances		Number of	Period End Balances
	Relationships	Committed	Outstanding	Relationships	Committed	Outstanding
Large Credit Relationships
$10 Million and Greater	3	$43,142	$40,332	2	$27,605	$21,345
$5 Million to $9.9 Million	6	39,159	38,965	12	74,679	71,215

Part II (Continued)
Item 7 (Continued)

Maturities and Sensitivities of Loans to Changes in Interest Rates.  The following table presents the maturity distribution of the Company’s loans at December 31, 2009. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate.

	Due in One Year or Less	After One, but Within Three Years	After Three, but Within Five Years	After Five Years	Total

Loans with Fixed Interest Rates	$267,338	$300,647	$52,895	$9,712	$630,592
Loans with Floating Interest Rates	295,608	4,463	141	588	300,800

	$562,946	$305,110	$53,036	$10,300	$931,392

The Company may renew loans at maturity when requested by a customer whose financial strength appears to support such renewal or when such renewal appears to be in the Company’s best interest. In such instances, the Company generally requires payment of accrued interest and may adjust the rate of interest, require a principal reduction or modify other terms of the loan at the time of renewal.

Nonperforming Assets and Potential Problem Loans

Year-end nonperforming assets and accruing past due loans were as follows:

	2009	2008	2007	2006	2005

Loans Accounted for on Nonaccrual	$33,535	$35,124	$14,956	$8,069	$8,579
Loans Past Due 90 Days or More	31	250	60	9	14
Other Real Estate Foreclosed	19,705	12,812	1,332	970	2,170
Securities Accounted for on Nonaccrual	132	---	---	---	---
Total Nonperforming Assets	$53,403	$48,186	$16,348	$9,048	$10,763

Nonperforming Assets as a Percentage of:
Total Loans and Foreclosed Assets	5.62%	4.95%	1.73%	0.96%	1.25%
Total Assets	4.09%	3.85%	1.35%	0.75%	0.97%
Supplemental Data:
Trouble Debt Restructured Loans
In Compliance with Modified Terms	9,269	---	---	---	---
Trouble Debt Restructured Loans
Past Due 30-89 Days	459	---	---	---	---
Accruing Past Due Loans:
30-89 Days Past Due	25,547	18,675	15,681	10,593	6,829
90 or More Days Past Due	31	250	60	9	14
Total Accruing Past Due Loans	$25,578	$18,925	$15,741	$10,602	$6,843

Part II (Continued)
Item 7 (Continued)

Nonperforming assets include nonaccrual loans, loans past due 90 days or more, foreclosed real estate and nonaccrual securities.  Nonperforming assets at December 31, 2009 increased 10.83 percent from December 31, 2008.  The increase in nonperforming assets was primarily attributable to the under performance of residential real estate and land development loans given the downturn in the real estate market that began during the latter part of 2007 and an impaired security that has been put on nonaccrual in 2009.

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

Troubled debt restructured loans are loans on which, due to deterioration in the borrower’s financial condition, the original terms have been modified in favor of the borrower or either principal or interest has been forgiven.

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

Part II (Continued)
Item 7 (Continued)

Allowance for Possible Loan Losses

The allowance for possible loan losses is a reserve established through a provision for possible loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The allowance for possible loan losses includes allowance allocations calculated in accordance with current U.S. accounting standards.  The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

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

Historical valuation allowances are calculated from loss factors applied to loans with similar risk characteristics.  The loss factors are based on loss ratios for groups of loans with similar risk characteristics.  The loss ratios are derived from the proportional relationship between actual loan losses and the total population of loans in the risk category.  The historical loss ratios are periodically updated based on actual charge-off experience.  The Company’s groups of similar loans include similarly risk-graded groups of loans not reviewed for individual impairment.  In addition, the Company has also segmented its’ real estate portfolio into thirteen separate categories and captured loan loss experience for each category.  Most of the company’s charge-offs the past two years have been real estate dependent loans and we believe this segmentation provides more accuracy in determining allowance for loan loss adequacy.  During fourth quarter 2009, the Company changed the methodology in calculating its loan loss reserve.  Previously the look back period for charge-off experience was the average of the charge-offs for the prior five years, however due to the current housing and real estate downturn, management deemed prudent to lower the look back period for charge-off experience to a one year look back.  This change resulted in an approximate $12 million dollar addition to the loan loss reserve during fourth quarter 2009.

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

	2009		2008		2007		2006		2005
	Reserve	% *	Reserve	% *	Reserve	% *	Reserve	% *	Reserve	% *
Commercial, Financial and Agricultural	$4,710	9%	$4,254	9%	$3,645	6%	$3,597	7%	$3,229	6%
Real Estate - Construction	7,850	12	2,808	17	2,560	22	719	21	646	18
Real Estate – Farmland	942	6	681	6	621	4	599	4	538	4
Real Estate – Other	13,816	67	5,955	62	5,430	58	3,896	58	3,498	62
Loans to Individuals	2,826	4	2,467	4	2,404	8	2,398	8	2,152	8
All other loans	1,257	2	851	2	853	2	780	2	699	2
Total	$31,401	100%	$17,016	100%	$15,513	100%	$11,989	100%	$10,762	100%

*	Loan balance in each category expressed as a percentage of total end of period loans.

Activity in the allowance for loan losses is presented in the following table. There were no charge-offs or recoveries related to foreign loans during any of the periods presented.

Part II (Continued)
Item 7 (Continued)

The following table presents an analysis of the Company’s loan loss experience for the periods indicated.

	2009	2008	2007	2006	2005

Allowance for Loan Losses at Beginning of Year	$17,016	$15,513	$11,989	$10,762	$10,012

Charge-Offs
Commercial, Financial and Agricultural	768	1,680	957	1,351	767
Real Estate	27,545	9,190	1,862	854	678
Consumer	908	994	793	697	1,369
All Other	272	103	296	471	232
	29,493	11,967	3,908	3,373	3,046

Recoveries
Commercial, Financial and Agricultural	73	73	109	420	176
Real Estate	156	285	992	20	18
Consumer	191	155	312	156	83
All Other	13	19	88	17	75
	433	532	1,501	613	352

Net Charge-Offs	29,060	11,435	2,407	2,760	2,694

Provision for Loans Losses	43,445	12,938	5,931	3,987	3,444

Allowance for Loan Losses at End of Year	$31,401	$17,016	$15,513	$11,989	$10,762

Ratio of Net Charge-Offs to Average Loans	3.02%	1.19%	0.25%	0.30%	0.33%

Part II (Continued)
Item 7 (Continued)

The allowance for loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The provision for loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for loan losses increased $30.51 million from $12.94 million in 2008 to $43.45 million in 2009. The provision for loan losses charged to earnings was based upon management’s judgment of the amount necessary to maintain the allowance at an adequate level to absorb losses inherent in the loan portfolio at year end.  The amount each period is dependent upon many factors, including changes in the risk ratings of the loan portfolio, net charge-offs, past due ratios, the value of collateral, and other environmental factors that include portfolio loan quality indicators; portfolio growth and composition of commercial real estate and concentrations; portfolio policies, procedures, underwriting standards, loss recognition, collection and recovery practices; local economic business conditions; and the experience, ability, and depth of lending management and staff.  Of significance to changes in the allowance during 2009 was the provision of $43.45 million.  Charge-offs largely consisted of nine construction and land development loans totaling $8.13 million in 2009 compared to seven construction and land development loans totaling $4.25 million in 2008, three 1-4 family residence property of $1.61 million in 2009 compared to one 1-4 family residence property of $400 thousand in 2008; three multifamily residential property loans totaling $3.22 million in 2009 compared to one multifamily residential property loan totaling $1.75 million in 2008; and eight nonfarm residential loans totaling $8.50 million in 2009.  In 2008, the charge-offs did not include any nonfarm residential loans, but did include one commercial loan of $470 thousand.  The remainder of the charge-offs were made up of several small loans, most of which were real estate dependent loans and commercial loans.

Provisions were higher in 2009 compared to 2008 primarily due to the elevated risk of residential real estate and land development loans that began during 2007 with the housing and real estate downturn.  Nonperforming assets as a percentage of total loans and foreclosed assets increased to 5.62 percent at December 31, 2009 compared to 4.95 percent at December 31, 2008.  Total nonperforming assets at December 31, 2009 were $53.4 million, of which $24.5 million were construction, land development and other land loans; $6.9 million were 1-4 family residential properties; $3.1 million were multifamily residential properties; $16.2 million were nonfarm nonresidential properties; $1.4 million were farmland properties; and the remainder of nonperforming assets totaling $1.3 million were commercial and consumer loans.  All of the classified loans greater than $50 thousand, including the nonperforming loans, are reviewed throughout the quarter for impairment review.  Total nonperforming assets at December 31, 2008 were $48.2 million, of which $27.2 million were construction, land development and other land loans; $700 thousand were farmland; $5.1 million were 1-4 family residential properties; $8.7 million were multifamily properties; $4.3 million were nonfarm nonresidential properties; and the remainder of nonperforming assets totaling $2.2 million were commercial and consumer loans.  The allowance for loan losses of $31.4 million at December 31, 2009 was 3.37 percent of total loans which compares to $17.0 million at December 31, 2008, or 1.77 percent of total loans and to $15.5 million at December 31, 2007, or 1.64 percent.  Unusually high levels of loan loss provision have been required as Company management addresses asset quality deterioration.  While the nonperforming loans as a percentage of total loans was 3.60 percent, 3.68 percent, and 1.59 percent, respectively as of December 31, 2009, December 31, 2008 and December 31, 2007, the Company’s allowance for loan losses as a percentage of nonperforming loans was 93.55 percent, 48.10 percent, and 103.31 percent, respectively as of December 31, 2009, December 31, 2008 and December 31, 2007.  We continue to identify new problem loans, though at a slower pace than the previous year.

Part II (Continued)
Item 7 (Continued)

While the allowance for loan losses increased from $17.02 million, or 1.77 percent of total loans at December 31, 2008 to $31.40 million, or 3.37 percent of total loans at December 31, 2009, the Company also reflected a slight decrease in nonperforming loans from $35.4 million at December 31, 2008 to $33.57 million at December 31, 2009.  The allowance for loan losses is inherently judgmental, nevertheless the Company’s methodology is consistently applied based on standards for current accounting by creditors for impairment of a loan and allowance allocations determined in accordance with accounting for contingencies.  Loans individually selected for impairment review consist of all loans classified substandard that are $50 thousand and over.  The remaining portfolio is analyzed based on historical loss data.  Loans selected for individual review where no individual impairment amount is identified do not receive any contribution to the allowance for loan losses based on historical data.  Historical loss rates are updated annually to provide the annual loss rate which is applied to the appropriate portfolio grades.  In addition, the Company has also segmented its’ real estate portfolio into thirteen separate categories and captured loan loss experience for each category.  Most of the company’s charge-offs the past two years have been real estate dependent loans and we believe this segmentation provides more accuracy in determining allowance for loan loss adequacy.  During fourth quarter 2009, the company changed its methodology for the look back period for determination of charge-off experience.  Previously, the Company utilized the average of the charge-off experience for the preceding five years, but changed to a one year look back.  This resulted in approximately $12 million additional loan loss provision, but was considered prudent by management to adhere to guidance by regulatory authorities to lower the look back period in light of current economic conditions.  In addition, environmental factors as discussed earlier are evaluated for any adjustments needed to the allowance for loan losses determination produced by individual loan impairment analysis and remaining portfolio segmentation analysis.  The allowance for loan losses determination is based on reviews throughout the year and an environmental analysis at year end.

As part of our monitoring and evaluation of collateral values for nonperforming and problem loans in determining adequate allowance for loan losses, regional credit officers along with lending officers submit quarterly problem loan reports for loans greater than $50 thousand in which impairment is identified.  This process typically determines collateral shortfall based upon local market real estate value estimates should the collateral be liquidated.  Once the loan is deemed uncollectible, it is transferred to our problem loan department for workout, foreclosure and/or liquidation.  The problem loan department gets a current appraisal on the property in order to record a fair market value (less selling expenses) when the property is foreclosed on and moved into other real estate.  Trends the past several quarters reflect a decrease in collateral values from two to three years ago on improved properties of fifteen to twenty five percent and on land development and land loans of thirty to fifty percent.  The significant reduction in collateral values on nonperforming assets has resulted in the increased loan loss provisions and charge-offs, particularly during 2009.

Net charge-offs in 2009 increased $17.63 million compared to the same period a year ago.  Net charge-offs were fairly consistent during 2007, 2006 and 2005; however, the net charge-offs increased significantly beginning in 2008 primarily from the write-down of nonperforming credits to appraised values.  The increase significantly increased during 2009, particularly with real estate dependent loans as problem credits went through the collection process to resolution.

Part II (Continued)
Item 7 (Continued)

The allowance for loan losses is $14.4 million more than the prior year end, after factoring in net-charge offs, additional provisions, and the normal determination for an adequate funding level.  Management believes the level of the allowance for loan losses was adequate as of December 31, 2009.  Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

Investment Portfolio

The following table presents carrying values of investment securities held by the Company as of December 31, 2009, 2008 and 2007.

	2009		2008		2007

U.S. Treasuries and Government Agencies	$	---	$	---	$37,095
Obligations of States and Political Subdivisions		4,121		9,110	13,984
Corporate Obligations		4,138		6,176	5,787
Asset Backed Securities		132		668	1,000
Marketable Equity Securities		---		---	2

Investment Securities		8,391		15,954	57,868

Mortgage Backed Securities		258,909		191,750	109,323
Total Investment Securities and
Mortgage Backed Securities		$267,300		$207,704	$167,191

The following table represents expected maturities and weighted-average yields of investment securities held by the Company as of December 31, 2009.  (Mortgage backed securities are based on the average life at the projected speed, while Agencies, State and Political Subdivisions and Corporate Obligations reflect anticipated calls being exercised.)

	Within 1 Year		After 1 Year But Within 5 Years		After 5 Years But Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Mortgage Backed Securities	$11,564	3.07%	$164,577	2.76%	$75,622	3.93%	$7,146	4.08%
Obligations of State and Political Subdivisions	1,296	3.97	412	4.57	2,413	3.74	--	--
Corporate Obligations	--	--	2,223	5.41	1,065	5.67	850	3.85
Asset Backed Securities	--	--	--	--	--	--	132	--

Total Investment Portfolio	$12,860	3.16%	$167,212	2.80%	$79,100	3.95%	$8,128	3.99%

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

At December 31, 2009, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10 percent of the Company’s shareholders’ equity.

The average yield of the securities portfolio was 3.48 percent in 2009 compared to 4.84 percent in 2008 and 4.77 percent in 2007. The decrease in the average yield from 2008 to 2009 primarily resulted from the turnover of the securities portfolio resulting in the investment of new funds at lower rates.  The increase in the average yield from 2007 to 2008 primarily resulted from the investment of new funds at higher rates.  The overall growth in the securities portfolio over the comparable periods was primarily funded by other borrowings growth.

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the years 2009, 2008 and 2007.

	2009		2008		2007
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-Bearing
Demand Deposits	$71,561		$73,569		$76,509
Interest-Bearing
Demand and Savings	237,045	0.73%	220,655	1.44%	214,111	2.13%
Time Deposits	708,315	2.81%	692,277	4.28%	730,917	5.22%

Total Deposits	$1,016,921	2.13%	$986,501	3.33%	$1,021,537	4.18%

Part II (Continued)
Item 7 (Continued)

The following table presents the maturities of the Company’s other time deposits as of December 31, 2009.

	Other Time	Other Time
	Deposits	Deposits
	$100,000	Less Than
	or Greater	$100,000	Total

Months to Maturity
3 or Less	$115,159	$95,828	$210,987
Over 3 through 12	201,737	207,440	409,177
Over 12 Months	47,168	50,996	98,164

	$364,064	$354,264	$718,328

Average deposits increased $30.4 million in 2009 compared to 2008 and decreased $35.0 million in 2008 compared to 2007.  The increase in 2009 included $16.4 million or 7.4 percent in interest-bearing demand and savings and $16.0 million or 2.3 percent in time deposits while at the same time noninterest-bearing deposits decreased $2.0 million or 2.7 percent.  The decrease in 2008 included $2.9 million or 3.8 percent, related to noninterest-bearing deposits, and $38.6 million or 5.3 percent in time deposits while at the same time interest-bearing demand and savings deposits increased $6.5 million or 3.06 percent.  Accordingly the ratio of average noninterest-bearing deposits to total average deposits was 7.0 percent in 2009 and 7.5 percent in 2008 and 7.5 percent in 2007.  The general decrease in market rates in 2009 had the effect of (i) decreasing the average cost of interest-bearing deposits by 130 basis points in 2009 compared to 2008 and (ii) mitigating a portion of the impact of decreasing yields on earning assets in the Company’s net interest income in 2009.  The general decrease in market rates in 2008 had the effect of (i) decreasing the average cost of interest bearing deposits by 93 basis points in 2008 compared to 2007 and (ii) mitigating a portion of the impact of decreasing yields on earning assets on the Company’s net interest income in 2008.

Total average interest-bearing deposits increased $32.43 million, or 3.55 percent in 2009 compared to 2008 and decreased $32.10 million, or 3.40 percent, in 2008 compared to 2007.  The increase in average deposits in 2009 compared to 2008 was interest-bearing demand, savings, and other time deposit accounts.  With the current interest rate environment, it appears that many customers continue to maintain time deposit accounts, with the prevalent investment period continuing to be for one year time deposits.

The Company supplements deposit sources with brokered deposits.  As of December 31, 2009, the Company had $136.45 million, or 12.90 percent of total deposits, in brokered certificates of deposit attracted by external third parties.

Part II (Continued)
Item 7 (Continued)

Off-Balance-Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of December 31, 2009. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payments Due by Period

			More than 1	3 Years or
			Year but Less	More but Less	5 Years or
	1 Year or Less		Than 3 Years	Than 5 Years	More	Total
Contractual Obligations:
Subordinated Debentures	$	----	$ ----	$ ----	$24,229	$24,229
Federal Funds Purchased		----	----	----	----	----
Securities Sold Under Agreements to Repurchase		20,000	20,000	----	----	40,000
Federal Home Loan Bank Advances		20,000	41,000	----	30,000	91,000
Operating Leases		129	249	99	----	477
Deposits with Stated Maturity Dates		620,165	94,054	3,963	146	718,328

		660,294	155,303	4,062	54,375	874,034

Other Commitments:
Loan Commitments		56,100	----	----	----	56,100
Standby Letters of Credit		1,475	----	----	----	1,475
Standby Letters of Credit Issued by
Federal Home Loan Bank for Bank		60	----	----	----	60

		57,635	----	----	----	57,635
Total Contractual Obligations and
Other Commitments		$717,929	$155,303	$4,062	$54,375	$931,669

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

Loan commitments outstanding at December 31, 2009 are included in the preceding table.

Part II (Continued)
Item 7 (Continued)

Standby Letters of Credit.  Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. The Company’s policies generally require that standby letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit outstanding at December 31, 2009 are included in the preceding table.

Capital and Liquidity

At December 31, 2009, shareholders’ equity totaled $89.3 million compared to $83.2 million at December 31, 2008. In addition to net loss of $19.2 million, other significant changes in shareholders’ equity during 2009 included the sale of $28 million in preferred stock and related warrants to the U. S. Treasury, $2.4 million of dividends declared and an increase of $188 thousand resulting from the stock grant plan. The accumulated other comprehensive income component of shareholders’ equity totaled $(100) thousand at December 31, 2009 compared to $376 thousand at December 31, 2008. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale. Under regulatory requirements, the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. Tier 1 capital consists of common stock and qualifying preferred stockholders’ equity less goodwill.  Tier 2 capital consists of certain convertible, subordinated and other qualifying debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets.  The Company has no Tier 2 capital other than the allowance for loan losses.

Using the capital requirements presently in effect, the Tier 1 ratio as of December 31, 2009 was 11.79 percent and total Tier 1 and 2 risk-based capital was 13.07 percent.  Both of these measures compare favorably with the regulatory minimum of 4 percent for Tier 1 and 8 percent for total risk-based capital.  The Company’s Tier 1 leverage ratio as of December 31, 2009 was 8.30 percent, which exceeds the required ratio standard of 4 percent.

For 2009, average capital was $105.7 million, representing 8.21 percent of average assets for the year.  This compares to 7.00 percent for 2008.

The Company paid a quarterly dividend of $0.10, $0.05 per common share during the first and second quarter of 2009, respectively, and suspended dividend payments beginning in the third quarter of 2009.  The Company paid quarterly dividends of $0.0975, $0.0975, $0.0975 and $0.0975 per common share during the first, second, third and fourth quarters of 2008, respectively.  This equates to no meaningful dividend payout ratio in 2009 and a dividend payout ratio of 139.29 percent in 2008.

Part II (Continued)
Item 7 (Continued)

The Company declared a quarterly dividend of $315 thousand, $350 thousand, $350 thousand and $350 thousand on preferred stock during the first, second, third and fourth quarters of 2009, respectively.  The Company had no preferred stock until January 2009 when shares were issued to U.S. Treasury.

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

The investment portfolio provides a ready means to raise cash if liquidity needs arise.  As of December 31, 2009, the Company held $267.2 million in bonds (excluding FHLB stock), at current market value in the available for sale portfolio.  At December 31, 2008, the available for sale bond portfolio totaled $207.6   million.  Only marketable investment grade bonds are purchased.  Although most of the Banks’ bond portfolios are encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for a sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it primarily determines the Company’s liquidity posture.  Colony had ratios of loans to deposits of 88.1 percent as of December 31, 2009 and 95.4 percent at December 31, 2008.  Management employs alternative funding sources when deposit balances will not meet loan demands.  The ratios of loans to all funding sources (excluding Subordinated Debentures) at December 31, 2009 and December 31, 2008 were 78.4 percent and 84.3 percent, respectively.  Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources.  The stability of the Banks’ core deposit base is an important factor in Colony’s liquidity position.  A heavy percentage of the deposit base is comprised of accounts of individuals and small businesses with comprehensive banking relationships and limited volatility.  At December 31, 2009 and December 31, 2008, the Banks had $364.1 million and $333.5 million, respectively, in certificates of deposit of $100,000 or more.  These larger deposits represented 34.4 percent and 33.1 percent of respective total deposits.  Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed.  Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

Part II (Continued)
Item 7 (Continued)

Local market deposit sources proved insufficient to fund the strong loan growth trends at Colony over the past several years.  The Company supplemented deposit sources with brokered deposits.  As of December 31, 2009, the Company had $136.45 million, or 12.9 percent of total deposits, in brokered certificates of deposit attracted by external third parties.  Additionally, the banks use external wholesale or Internet services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed.

To plan for contingent sources of funding not satisfied by both local and out-of-market deposit balances, Colony and its subsidiary has established multiple borrowing sources to augment their funds management.  The Company has borrowing capacity through membership of the Federal Home Loan Bank program.  The banks have also established overnight borrowing for Federal Funds Purchased through various correspondent banks.  Management believes the various funding sources discussed above are adequate to meet the Company’s liquidity needs in the future without any material adverse impact on operating results.

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

Liability liquidity is provided by access to funding sources which include core deposits.  Should the need arise, the Company also maintains relationships with the Federal Home Loan Bank, Federal Reserve Bank,   two correspondent banks and repurchase agreement lines that can provide funds on short notice.

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

Part II (Continued)
Item 7 (Continued)

Quantitative and Qualitative Disclosures About Market Risk
AVERAGE BALANCE SHEETS
		2009			2008			2007
	Average	Income/	Yields/	Average	Income/	Yields/	Average	Income/	Yields/
	Balances	Expense	Rates	Balances	Expense	Rates	Balances	Expense	Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Income (1)	$962,677	$57,776	6.00%	$958,582	$66,900	6.98%	$947,569	$81,100	8.56%
Investment Securities
Taxable	232,590	7,934	3.41	158,287	7,582	4.79	144,591	6,805	4.71
Tax-Exempt (2)	6,378	374	5.86	10,245	582	5.68	12,442	683	5.49
Total Investment Securities	238,968	8,308	3.48	168,532	8,164	4.84	157,033	7,488	4.77
Interest-Bearing Deposits	788	1	0.13	1,235	27	2.19	2,879	143	4.97
Federal Funds Sold	9,392	24	0.26	10,499	273	2.60	28,863	1,478	5.12
Other Interest-Earning Assets	6,328	20	0.32	6,079	298	4.90	5,308	309	5.82
Total Interest-Earning Assets	1,218,153	66,129	5.43	1,144,927	75,662	6.61	1,141,652	90,518	7.93
Noninterest-Earning Assets
Cash	21,011			20,232			21,575
Allowance for Loan Losses	(19,513)			(16,788)			(13,074)
Other Assets	66,767			56,475			54,012
Total Noninterest-Earning Assets	68,265			59,919			62,513
Total Assets	$1,286,418			$1,204,846			$1,204,165
Liabilities and Stockholders' Equity
Interest-Bearing Liabilities
Interest-Bearing Demand and Savings	$237,045	$1,736	0.73%	$220,655	$3,185	1.44%	$214,111	$4,555	2.13%
Other Time	708,315	19,907	2.81	692,277	29,617	4.28	730,917	38,176	5.22
Total Interest-Bearing Deposits	945,360	21,643	2.29	912,932	32,802	3.59	945,028	42,731	4.52
Other Interest-Bearing Liabilities
Other Borrowed Money	91,000	3,103	3.41	85,912	3,336	3.88	66,200	2,905	4.39
Subordinated Debentures	24,229	659	2.72	24,229	1,271	5.25	26,011	2,006	7.71
Federal Funds Purchased and
Repurchase Agreements	42,452	876	2.06	18,200	514	2.82	1,130	59	5.22
Total Other Interest-Bearing
Liabilities	157,681	4,638	2.94	128,341	5,121	3.99	93,341	4,970	5.32
Total Interest-Bearing Liabilities	1,103,041	26,281	2.38	1,041,273	37,923	3.64	1,038,369	47,701	4.59
Noninterest-Bearing Liabilities and
Stockholders' Equity
Demand Deposits	71,561			73,569			76,509
Other Liabilities	6,161			5,632			8,692
Stockholders' Equity	105,655			84,372			80,595
Total Noninterest-Bearing
Liabilities and Stockholders' Equity	183,377			163,573			165,796
Total Liabilities and Stockholders' Equity	$1,286,418			$1,204,846			$1,204,165
Interest Rate Spread			3.05%			2.97%			3.34%
Net Interest Income		$39,848			$37,739			42,817
Net Interest Margin			3.27%			3.30%			3.75%

(1)
The average balance of loans includes the average balance of nonaccrual loans.  Income on such loans is recognized and recorded on the cash basis.  Taxable equivalent adjustments totaling $155, $168 and $127 for 2009, 2008 and 2007 respectively, are included in interest on loans.  The adjustments are based on a federal tax rate of 34 percent.

(2)
Taxable-equivalent adjustments totaling $127, $198 and $232 for 2009, 2008, and 2007 respectively, are included in tax-exempt interest on investment securities. The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

Part II (Continued)
Item 7 (Continued)

Colony Bankcorp, Inc. and Subsidiary
Interest Rate Sensitivity

The following table is an analysis of the Company’s interest rate-sensitivity position at December 31, 2009.  The interest-bearing rate-sensitivity gap, which is the difference between interest-earning assets and interest-bearing liabilities by repricing period, is based upon maturity or first repricing opportunity, along with a cumulative interest rate-sensitivity gap.  It is important to note that the table indicates a position at a specific point in time and may not be reflective of positions at other times during the year or in subsequent periods.  Major changes in the gap position can be, and are, made promptly as market outlooks change.

	Assets and Liabilities Repricing Within

	3 Months	4 to 12		1 to 5	Over 5
	or Less	Months	1 Year	Years	Years	Total

EARNING ASSETS:
Interest-bearing Deposits	$6,479	$ ---	$6,479	$ ---	$ ---	$6,479
Federal Funds Sold	16,433	---	16,433	---	---	16,433
Investment Securities	1,378	9,101	10,479	188,580	68,242	267,301
Loans, Net of Unearned Income	408,967	153,909	562,876	358,076	10,300	931,252
Other Interest-bearing Assets	6,345	---	6,345	---	---	6,345

Total Interest-earning Assets	439,602	163,010	602,612	546,656	78,542	1,227,810

INTEREST-BEARING LIABILITIES:
Interest-bearing Demand Deposits (1)	220,168	---	220,168	---	---	220,168
Savings (1)	34,851	---	34,851	---	---	34,851
Time Deposits	210,987	409,177	620,164	98,018	146	718,328
Other Borrowings (2)	20,000	---	20,000	41,000	30,000	91,000
Subordinated Debentures	24,229	---	24,229	---	---	24,229
Federal Funds Purchased	---	---	---	---	---	---
Securities Sold Under Agreement
To Repurchase	20,000	---	20,000	20,000	---	40,000

Total Interest-bearing Liabilities	530,235	409,177	939,412	159,018	30,146	1,128,576

Interest Rate-Sensitivity Gap	(90,633)	(246,167)	(336,800)	387,638	48,396	99,234

Cumulative Interest-Sensitivity Gap	$(90,633)	$(336,800)	$(336,800)	$50,838	$99,234

Interest Rate-Sensitivity Gap as a Percentage of Interest-Earning Assets	(7.38)%	(20.05)%	(27.43)%	31.57%	3.94%

Cumulative Interest Rate-Sensitivity as a Percentage of Interest-Earning Assets	(7.38)%	(27.43)%	(27.43)%	4.14%	8.08%

(1)	Interest-bearing Demand and Savings Accounts for repricing purposes are considered to reprice within 3 months or less.

(2)	Short-term borrowings for repricing purposes are considered to reprice within 3 months or less.

Part II (Continued)
Item 7 (Continued)

The foregoing table indicates that we had a one year negative gap of ($337) million, or (27.43) percent of total assets at December 31, 2009.  In theory, this would indicate that at December 31, 2009, $337 million more in liabilities than assets would reprice if there were a change in interest rates over the next 365 days.  Thus, if interest rates were to decline, the gap would indicate a resulting increase in net interest margin.  However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity.  In addition, the interest rate spread between an asset and our supporting liability can vary significantly while the timing of repricing of both the assets and our supporting liability can remain the same, thus impacting net interest income.  This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposits.

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

The Company is now utilizing FTN Financial Asset/Liability Management Analysis for a more dynamic analysis of balance sheet structure.  The Company has established earnings at risk for net interest income in a +/- 200 basis point rate shock to be no more than a fifteen percent percentage change.  The most recent analysis as of December 31, 2009 indicates that net interest income would deteriorate 16.87 percent with a 200 basis point decrease and would improve 5.70 percent with a 200 basis point increase.  Though slightly outside policy, the increased exposure to declining rates is mitigated by the low likelihood of a further decline of 200 basis points from the current rate levels.  The Company has established equity at risk in a +/- 200 basis point rate shock to be no more than a twenty percent percentage change.  The most recent analysis as of December 31, 2009 indicates that net economic value of equity percentage change would decrease 5.92 percent with a 200 basis point increase and would decrease 11.19 percent with a 200 basis point decrease.  The Company has established its one year gap to be 0.80 percent to 1.20 percent.  The most recent analysis as of December 31, 2009 indicates a one year gap of 0.82 percent.  The analysis reflects net interest margin compression in a declining interest rate environment.  Given that interest rates have basically “bottomed-out” with the recent Federal Reserve action, the Company is anticipating interest rates to increase in the future though we believe that interest rates will remain flat most of 2009.  The Company is focusing on areas to minimize margin compression in the future by minimizing longer term fixed rate loans, shortening on the yield curve with investments, securing longer term FHLB advances, securing brokered certificates of deposit for longer terms and focusing on reduction of nonperforming assets.

Part II (Continued)
Item 7 (Continued)

Return on Assets and Stockholder’s Equity

The following table presents selected financial ratios for each of the periods indicated.

	Year Ended December 31
	2009	2008	2007

Return on Assets(1)	(1.60)%	0.17%	0.71%

Return on Equity(1)	(19.45)%	2.40%	10.60%

Dividend Payout	NM(2)	139.29%	30.67%

Equity to Assets	8.21%	6.64%	6.93%

Dividends Declared	$0.146	$0.39	$0.365

(1)	Computed using net income available to common shareholders.

(2)	Not meaningful due to net loss recorded.

Future Outlook

During 2008, the financial services industry experienced tremendous adversities as a result of the collapse of the real estate markets across the country.  Colony, like most banking companies, has been affected by these economic challenges that started with a rapid stall of real estate sales and development throughout the country.  2009 has been a difficult and challenging period as we anticipate to continue working toward resolution of our problem assets in 2010.  Also during 2008, Colony made significant strides to reduce our operating leverage by seeking a more efficient structure and more consistent products and services throughout the company.  We successfully completed the consolidation of our seven banking subsidiaries into the single banking company – Colony Bank.  The momentum created by this strategic move will allow Colony to improve future profitability while better positioning the company to take advantage of future growth opportunities.  In response to the elevated risk of residential real estate and land development loans, management has extensively reviewed our loan portfolio with a particular emphasis on our residential and land development real estate exposure.  Senior management with experience in problem loan workouts have been identified and assigned responsibility to oversee the workout and resolution of problem loans.  The Company will continue to closely monitor our real estate dependent loans throughout the company and focus on asset quality during this economic downturn.  Focus during 2010 will be directed toward addressing and bringing resolution to problem assets.

Part II (Continued)
Item 7 (Continued)

On January 9, 2009, Colony consummated the sale of $28,000,000 in preferred stock and related warrants to the U.S. Treasury Department in the U.S. Treasury Capital Program (“CPP”).  Colony elected to participate to take advantage of the likely one-time opportunity to receive a very low-cost source of capital.  Colony’s participation in the CPP strengthens its current well-capitalized position and increases liquidity.  Colony management believes maintenance of capital at elevated levels during the current challenging economic environment is desirable.  In the spirit of the program Colony anticipates using this capital to expand its business through extension of credit to worthy borrowers, to purchase mortgage-backed securities pooled and issued by Freddie Mac, Fannie Mae, and Ginnie Mae to enhance the housing market and to reduce brokered deposits on our books.  Utilization of these funds during 2009 were new and renewed loan originations totaling $665 million, of which $266 million represented new loan extensions either funded or committed.

Also during 2009, Colony had a net increase in mortgage-backed securities of $67 million.

Item 7A

Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is located in Item 7 under the heading Interest Rate Sensitivity.

Item 8

Financial Statements and Supplemental Data

The following consolidated financial statements of the Registrant and its subsidiary are included on exhibit 13 of this Annual Report on Form 10-K:

Consolidated Balance Sheets – December 31, 2009 and 2008

Consolidated Statements of Income – Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Comprehensive Income – Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Stockholders’ Equity – Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows – Years Ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

Part II (Continued)
Item 8 (Continued)

Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2009 and 2008:
	Three Months Ended
	December 31	September 30	June 30	March 31
2009	($ in Thousands, Except Per Share Data)

Interest Income	$16,098	$16,650	$16,639	$16,460
Interest Expense	5,835	6,346	6,700	7,400
Net Interest Income	10,263	10,304	9,939	9,060
Provision for Loan Losses	21,865	4,000	13,355	4,225
Securities Gains (Losses)	(521)	609	221	2,317
Noninterest Income	1,731	1,747	1,791	1,649
Noninterest Expense	11,040	8,128	8,311	7,365
Income (Loss) Before Income Taxes	(21,432)	532	(9,715)	1,436
Provision for Income Taxes	(7,199)	164	(3,318)	358
Net Income (Loss)	(14,233)	368	(6,397)	1,078
Preferred Stock Dividends	350	350	350	315
Net Income (Loss) Available to Common Stockholders	$(14,583)	$18	$(6,747)	$763

Net Income (Loss) Per Common Share
Basic	$(2.02)	$0.00	$(0.94)	$0.11
Diluted	(2.02)	0.00	(0.94)	0.11

2008

Interest Income	$17,677	$18,428	$18,680	$20,512
Interest Expense	8,435	8,943	9,637	10,907
Net Interest Income	9,242	9,485	9,043	9,605
Provision for Loan Losses	4,426	3,370	4,071	1,071
Securities Gains (Losses)	-	11	614	570
Noninterest Income	1,820	1,769	2,420	1,801
Noninterest Expense	7,572	7,813	7,714	7,757
Income (Loss) Before Income Taxes	(936)	82	292	3,148
Provision for Income Taxes (Benefits)	(266)	(112)	-	935
Net Income (Loss)	$(670)	$194	$292	$2,213

Net Income (Loss) Per Common Share
Basic	$(0.09)	$0.03	$0.04	$0.31
Diluted	(0.09)	0.03	0.04	0.31

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

During the year ended December 31, 2009, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Colony’s management assessed the effectiveness of Colony’s internal control over financial reporting as of December 31, 2009 based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the assessment, management determined that Colony maintained effective internal control over financial reporting as of December 31, 2009.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  The Company’s registered public accounting firm was not required to issue an attestation on its internal controls over financial reporting pursuant to temporary rules of the SEC.

Colony Bankcorp, Inc.
March 15, 2010

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

Part III (Continued)
Item 12

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued Upon Stock Grant, Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity Compensation Plans Approved By Security Holders

2004 Restricted Stock Grant Plan			101,592

Equity Compensation Plans Not Approved by Security Holders

1999 Restricted Stock Grant Plan			-

			101,592

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

Part IV (Continued)
Item 15 (Continued)

11	Statement of Computation of Per Share Earnings

13	Consolidated Financial Statements of Colony Bankcorp, Inc. as of December 31, 2009 and 2008

21	Subsidiaries of the Company

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certificate of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Certificate of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 30.15 of 31 CFR Part 30

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Colony Bankcorp, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

COLONY BANKCORP, INC.

/s/ Al D. Ross
Al D. Ross President/Director/Chief Executive Officer

March 15, 2010
Date

/s/ Terry L. Hester
Terry L. Hester Executive Vice-President/Chief Financial Officer/Director

March 15, 2010
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Terry Coleman	March 15, 2010
Terry Coleman, Director	Date

/s/ L. Morris Downing	March 15, 2010
L. Morris Downing, Director	Date

/s/ Edward J. Harrell	March 15, 2010
Edward J. Harrell, Director	Date

/s/ Mark H. Massee	March 15, 2010
Mark H. Massee, Director	Date

/s/ James D. Minix	March 15, 2010
James D, Minix, Director	Date

/s/ Charles E. Myler	March 15, 2010
Charles E. Myler, Director	Date

/s/ W. B. Roberts, Jr.	March 15, 2010
W. B. Roberts, Jr., Director	Date

/s/ Jonathan W. R. Ross	March 15, 2010
Jonathan W. R. Ross, Director	Date

/s/ B. Gene Waldron	March 15, 2010
B. Gene Waldron, Director	Date

69