Form 10-Q
period 2010-03-31
COLONY BANKCORP INC
filed 2010-05-14
CIK 711669

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 2010	COMMISSION FILE NUMBER 0-12436

COLONY BANKCORP, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

GEORGIA	58-1492391
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

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

LARGE ACCELERATED FILER ☐	ACCELERATED FILER ☐
NON ACCELERATED FILER ☐	SMALLER REPORTING COMPANY ☒
(DO NOT CHECK IF A SMALLER REPORTING COMPANY)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE ACT).

YES  ☐  NO  ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS	OUTSTANDING AT MAY 14, 2010
COMMON STOCK, $1 PAR VALUE	8,444,758

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

PART 1.   FINANCIAL INFORMATION
ITEM 1

FINANCIAL STATEMENTS

THE FOLLOWING FINANCIAL STATEMENTS ARE PROVIDED FOR COLONY BANKCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY BANK, COLONY BANK

A.	CONSOLIDATED BALANCE SHEETS – MARCH 31, 2010 AND DECEMBER 31, 2009.

B.	CONSOLIDATED STATEMENTS OF INCOME – FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009.

C.	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009.

D.	CONSOLIDATED STATEMENTS OF CASH FLOWS – FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009.

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING SOLELY OF NORMAL RECURRING ADJUSTMENTS) NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2010 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

Part I (Continued)
Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2010 AND DECEMBER 31, 2009
(DOLLARS IN THOUSANDS)

	March 31, 2010	December 31, 2009
ASSETS	(Unaudited)	(Audited)

Cash and Cash Equivalents
Cash and Due from Banks	$22,360	$25,996
Federal Funds Sold	25,527	16,433
	47,887	42,429
Interest-Bearing Deposits	30,847	6,479
Investment Securities
Available for Sale, at Fair Value	277,919	267,247
Held to Maturity, at Cost (Fair Value of $57 and $57, as of March 31, 2010 and December 31, 2009, Respectively)	55	54
	277,974	267,301

Federal Home Loan Bank Stock, at Cost	6,345	6,345
Loans	885,281	931,392
Allowance for Loan Losses	(29,696)	(31,401)
Unearned Interest and Fees	(99)	(140)
	855,486	899,851
Premises and Equipment	28,457	28,826
Other Real Estate	18,846	19,705
Other Intangible Assets	322	331
Other Assets	34,363	35,822
Total Assets	$1,300,527	$1,307,089

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest-Bearing	$80,562	$84,239
Interest-Bearing	975,448	973,348
	1,056,010	1,057,587
Borrowed Money
Securities Sold Under Agreements to Repurchase	25,000	40,000
Subordinated Debentures	24,229	24,229
Other Borrowed Money	95,784	91,000
	145,013	155,229

Other Liabilities	4,739	4,999
Commitments and Contingencies
Preferred Stock, No Par Value; Authorized 10,000,000 Shares, Issued 28,000 Shares	27,394	27,357
Common Stock, Par Value $1 a Share; Authorized 20,000,000 Shares, Issued 8,445,208 and 7,229,163 Shares as of March 31, 2010 and December 31, 2009, Respectively	8,445	7,229
Paid-In Capital	29,117	25,393
Retained Earnings	29,851	29,554
Restricted Stock - Unearned Compensation	(128)	(159)
Accumulated Other Comprehensive Income (Loss), Net of Tax	86	(100)
	94,765	89,274
Total Liabilities and Stockholders' Equity	$1,300,527	$1,307,089

The accompanying notes are an integral part of these statements.

Part I (Continued)
Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended
	3/31/2010	3/31/2009
Interest Income
Loans, Including Fees	$13,432	$14,197
Federal Funds Sold	26	5
Deposits with Other Banks	3	--
Investment Securities
U.S. Government Agencies	1,676	2,047
State, County and Municipal	25	88
Corporate Obligations and Asset-Backed Securities	56	123
Dividends on Other Investments	4	--
	15,222	16,460
Interest Expense
Deposits	4,440	6,173
Federal Funds Purchased	186	232
Borrowed Money	918	995
	5,544	7,400

Net Interest Income	9,678	9,060
Provision for Loan Losses	3,250	4,225
Net Interest Income After Provision for Loan Losses	6,428	4,835

Noninterest Income
Service Charges on Deposits	907	988
Other Service Charges, Commissions and Fees	270	236
Mortgage Fee Income	61	98
Securities Gains	781	2,317
Other	521	319
	2,540	3,958
Noninterest Expenses
Salaries and Employee Benefits	3,554	3,807
Occupancy and Equipment	1,108	1,009
Other	3,651	2,541
	8,313	7,357

Income Before Income Taxes	655	1,436
Income Tax (Benefits) Expense	(29)	358
Net Income	684	1,078
Preferred Stock Dividends	350	315
Net Income Available to Common Stockholders	$334	$763
Net Income Per Share of Common Stock
Basic	$0.05	$0.11
Diluted	$0.05	$0.11
Cash Dividends Declared Per Share of Common Stock	$0.00	$0.10
Weighted Average Basic Shares Outstanding	7,256,062	7,202,865
Weighted Average Diluted Shares Outstanding	7,256,062	7,202,865

The accompanying notes are an integral part of these statements.

Part I (Continued)
Item 1 (Continued)

COLONY BANKCORP INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months	Three Months
	Ended	Ended
	03/31/10	03/31/09

Net Income	$684	$1,078

Other Comprehensive Income (Loss), Net of Tax
Gains (Losses) on Securities Arising During the Year	702	(220)
Reclassification Adjustment	(516)	(1,529)

Change in Net Unrealized Gains (Losses) on Securities Available for Sale, Net of Reclassification Adjustment and Tax Effect	186	(1,749)

Comprehensive Income (Loss)	$870	$(671)

The accompanying notes are an integral part of these statements.

Part I (Continued)
Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$684	$1,078
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation	541	506
Provision for Loan Losses	3,250	4,225
Securities Gains	(781)	(2,317)
Amortization and Accretion	1,090	664
(Gain) Loss on Sale of Other Real Estate and Repossessions	226	(9)
Unrealized Loss on Other Real Estate	554
(Increase) Decrease in Cash Surrender Value of Life Insurance	63	(100)
Other Prepaids, Deferrals and Accruals, Net	938	(131)
	6,565	3,916
CASH FLOWS FROM INVESTING ACTIVITIES
Federal Home Loan Bank Stock	--	(73)
Purchases of Investment Securities Available for Sale	(141,625)	(235,070)
Proceeds from Maturities, Calls, and Paydowns of
Investment Securities:
Available for Sale	12,710	10,611
Proceeds from Sale of Investment Securities
Available for Sale	118,301	186,664
Increase in Interest-Bearing Deposits in Other Banks	(24,368)	(226)
(Increase) Decrease in Net Loans to Customers	39,171	(7,448)
Purchase of Premises and Equipment	(172)	(414)
Proceeds from Sale of Other Real Estate and Repossessions	2,018	3,303
	6,035	(42,653)
CASH FLOWS FROM FINANCING ACTIVITIES
Noninterest-Bearing Customer Deposits	(3,677)	(7,132)
Interest-Bearing Customer Deposits	2,101	11,835
Federal Funds Purchased	--	(1,096)
Securities Sold Under Agreements to Repurchase	(15,000)	--
Dividends Paid On Common Stock	--	(703)
Dividends Paid On Preferred Stock	(350)	(140)
Proceeds from Issuance of Common Stock	5,000	--
Principal Payments on Other Borrowed Money	(1,000)	--
Proceeds from Secured Borrowings	5,784	--
Proceeds Allocated to Issuance of Preferred Stock	--	27,215
Proceeds Allocated to Warrants Issued	--	785
	(7,142)	30,764

Net Increase (Decrease) in Cash and Cash Equivalents	5,458	(7,973)
Cash and Cash Equivalents at Beginning of Period	42,429	29,458
Cash and Cash Equivalents at End of Period	$47,887	$21,485

The accompanying notes are an integral part of these statements.

Part I (Continued)
Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

Presentation

Colony Bankcorp, Inc. (the Company) is a bank holding company located in Fitzgerald, Georgia. The Company merged all of its operations into one sole subsidiary effective August 1, 2008.  The consolidated financial statements include the accounts of Colony Bankcorp, Inc. and its wholly-owned subsidiary, Colony Bank (which includes its wholly-owned subsidiary, Colony Mortgage Corp.), Fitzgerald, Georgia.  All significant intercompany accounts have been eliminated in consolidation. The accounting and reporting policies of Colony Bankcorp, Inc. conform to generally accepted accounting principles and practices utilized in the commercial banking industry.  The Company has evaluated subsequent events for potential recognition and/or disclosure through May 14, 2010, the date the consolidated financial statements included in this quarterly input on Form 10-Q were issued.

All dollars in notes to consolidated financial statements are rounded to the nearest thousand.

In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim dates and interim periods are included herein.

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

Reclassifications

In certain instances, amounts reported in prior years’ consolidated financial statements have been reclassified to conform to statement presentations selected for 2010.   Such reclassifications had no effect on previously reported stockholders’ equity or net income.

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

March 31, 2010, approximately 86 percent of the Company’s loan portfolio was concentrated in loans secured by real estate.  A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector.  The continued downturn of the housing and real estate market that began in 2007 has resulted in an increase of problem loans secured by real estate.  These loans are centered primarily in the Company’s larger MSA markets.  Declining collateral real estate values that secure land development, construction and speculative real estate loans in the Company’s larger MSA markets have resulted in higher than normal loan loss provisions in 2010.  In addition, a large portion of the Company’s foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions.  Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.

The success of the Company is dependent, to a certain extent, upon the economic conditions in the geographic markets it serves. Adverse changes in the economic conditions in these geographic markets would likely have a material adverse effect on the Company’s results of operations and financial condition. The operating results of Colony depend primarily on its net interest income. Accordingly, operations are subject to risks and uncertainties surrounding the exposure to changes in the interest rate environment.

At times, the Company may have cash and cash equivalents at financial institutions in excess of insured limits.  The Company places its cash and cash equivalents with high credit quality financial institutions whose credit rating is monitored by management to minimize credit risk.

Investment Securities

The Company classifies its investment securities as trading, available for sale or held to maturity. Securities that are held principally for resale in the near term are classified as trading. Trading securities are carried at fair value, with realized and unrealized gains and losses included in noninterest income. Currently, no securities are classified as trading.  Securities acquired with both the intent and ability to be held to maturity are classified as held to maturity and reported at amortized cost. All securities not classified as trading or held to maturity are considered available for sale.

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

Loans (Continued)

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful or substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers nonclassified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.  During the fourth quarter 2009, the Company changed its methodology regarding the look back period for charge-off experience from five years to one year.  With the significant net charge-offs during 2009, this change resulted in a significant increase in loan loss provisions.

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

Premises and Equipment (Continued)

Expenditures for major renewals and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. When property and equipment are retired or sold, the cost and accumulated depreciation are removed from the respective accounts and any gain or loss is reflected in other income or expense.

Goodwill and Intangible Assets

Goodwill represents the excess of the cost over the fair value of the net assets purchased in a business combination.  Impairment testing of goodwill is performed annually or more frequently if events or circumstances indicate possible impairment.  Testing performed during 2009 indicated total impairment of goodwill and, accordingly, $2,412,338 was expensed as an impairment during 2009.

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

Income Taxes (Continued)

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

Other Real Estate

Other real estate generally represents real estate acquired through foreclosure and is initially recorded at the lower of cost or estimated market value at the date of acquisition. Losses from the acquisition of property in full or partial satisfaction of debt are recorded as loan losses. Properties are evaluated regularly to ensure the recorded amounts are supported by current fair values, and valuation allowances are recorded as necessary to reduce the carrying amount to fair value less estimated cost of disposal.  Routine holding costs and gains or losses upon disposition are included in other losses.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale, represent equity changes from economic events of the period other than transactions with owners and are not reported in the consolidated statements of operations but as a separate component of the equity section of the consolidated balance sheets. Such items are considered components of other comprehensive income (loss).  Accounting standards codification requires the presentation in the consolidated financial statements of net income and all items of other comprehensive income (loss) as total comprehensive income.

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

In April 2009, new standards were issued providing additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.  The standard emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques(s) used, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  The standard is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  Early adoption is permitted for periods ending after March 15, 2009.  Adoption on June 15, 2009 did not have a significant impact on the Company’s financial statements.

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

(2)  Cash and Balances Due from Banks

Components of cash and balances due from banks are as follows as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Cash on Hand and Cash Items	$10,200	$8,773
Noninterest-Bearing Deposits with Other Banks	12,160	17,223
	$22,360	$25,996

Part I (Continued)
Item 1 (Continued)

3)  Investment Securities

Investment securities as of March 31, 2010 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U.S. Government Agencies Mortgage-Backed	$270,650	$1,334	$(761)	$271,223
State, County & Municipal	2,198	29	(27)	2,200
Corporate Obligations	4,461	73	(170)	4,364
Asset-Backed Securities	479	--	(347)	132
	$277,788	$1,436	$(1,305)	$277,919

Securities Held to Maturity:
State, County and Municipal	$55	$2	$--	$57

The amortized cost and fair value of investment securities as of March 31, 2010, by contractual maturity, are shown hereafter.  Expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due After One Year Through Five Years	$2,461	$2,441	--	--
Due After Five Years Through Ten Years	2,182	2,283	$55	$57
Due After Ten Years	2,495	1,972	--	--
	7,138	6,696	55	57

Mortgage-Backed Securities	270,650	271,223	--	--
	$277,788	$277,919	$55	$57

Investment securities as of December 31, 2009 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U.S. Government Agencies Mortgage-Backed	$258,433	$1,536	$(1,059)	$258,910
State, County & Municipal	4,027	75	(35)	4,067
Corporate Obligations	4,458	65	(385)	4,138
Asset-Backed Securities	479	--	(347)	132
	$267,397	$1,676	$(1,826)	$267,247

Securities Held to Maturity:
State, County and Municipal	$54	$3	$--	$57

Part I (Continued)
Item 1 (Continued)

3)  Investment Securities (Continued)

Proceeds from the sale of investments available for sale during first three months of 2010 totaled $118,301 compared to $186,664 for the first three months of 2009.  The sale of investments available for sale during 2010 resulted in gross realized gains of $781 and gross realized losses of $0 and the sale of investments available for sale during 2009 resulted in gross realized gain of $2,361 and losses of $44.

Investment securities having a carry value approximating $141,150 and $157,868 as of March 31, 2010 and December 31, 2009, respectively, were pledged to secure public deposits and for other purposes.

Information pertaining to securities with gross unrealized losses at March 31, 2010 and December 31, 2009 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

March 31, 2010
U.S. Government Agencies Mortgage-Backed	$121,962	$(761)	$--	$--	$121,962	$(761)
State, County and Municipal	350	(1)	990	(26)	1,340	(27)
Corporate Obligations	--	--	3,291	(170)	3,291	(170)
Asset-Backed Securities	--	--	132	(347)	132	(347)
	$122,312	$(762)	$4,413	$(543)	$126,725	$(1,305)

December 31, 2009
U.S. Government Agencies Mortgage-Backed	$114,223	$(1,056)	$419	$(3)	$114,642	$(1,059)
State, County and Municipal	--	--	1,425	(35)	1,425	(35)
Corporate Obligations	--	--	3,073	(385)	3,073	(385)
Asset-Backed Securities	--	--	132	(347)	132	(347)
	$114,223	$(1,056)	$5,049	$(770)	$119,272	$(1,826)

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

At March 31, 2010, the debt securities with unrealized losses have depreciated 1.02 percent from the Company’s amortized cost basis.  These securities are guaranteed by either U.S. Government, other governments, or U.S. corporations.  These unrealized losses relate principally to current interest rates for similar types of securities.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition.  As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

Part I (Continued)
Item 1 (Continued)

(4) Loans

The composition of loans as of  March 31, 2010 and December 31, 2009 was as follows:

	March 31, 2010	December 31, 2009

Commercial, Financial and Agricultural	$70,461	$80,984
Real Estate – Construction	101,718	113,117
Real Estate – Farmland	53,764	54,965
Real Estate – Other	606,268	626,994
Installment Loans to Individuals	37,418	38,383
All Other Loans	15,652	16,949
	$885,281	$931,392

Nonaccrual loans are loans for which principal and interest are doubtful of collection in accordance with original loan terms and for which accruals of interest have been discontinued due to payment delinquency.  Nonaccrual loans totaled $34,718 and $33,535 as of March 31, 2010 and December 31, 2009, respectively and total recorded investment in loans past due 90 days or more and still accruing interest approximated $27 and $31, respectively.

(5)  Allowance for Loan Losses

Transactions in the allowance for loan losses are summarized below for three months ended March 31, 2010 and March 31, 2009 as follows:

	March 31, 2010	March 31, 2009

Balance, Beginning	$31,401	$17,016
Provision Charged to Operating Expenses	3,250	4,225
Loans Charged Off	(5,231)	(2,345)
Loan Recoveries	276	100

Balance, Ending	$29,696	$18,996

(6)  Premises and Equipment

Premises and equipment are comprised of the following as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009

Land	$7,810	$7,805
Building	23,706	23,642
Furniture, Fixtures and Equipment	14,475	14,365
Leasehold Improvements	993	993
Construction in Progress	--	7
	46,984	46,812

Accumulated Depreciation	(18,527)	(17,986)
	$28,457	$28,826

Depreciation charged to operations totaled $541 and $506 for March 31, 2010 and March 31, 2009, respectively.

Certain Company facilities and equipment are leased under various operating leases.  Rental expense approximated $97 and $84 for three months ended March 31, 2010 and March 31, 2009, respectively.

Part I (Continued)
Item 1 (Continued)

(7)  Goodwill and Intangible Assets

The following is an analysis of the goodwill and core deposit intangible asset activity for the three months ended March 31, 2010 and March 31, 2009:

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009

Goodwill
Balance, Beginning	--	$2,412
Goodwill Acquired	--	--
Balance, Ending	--	$2,412

Net Core Deposit, Intangible
Balance, Beginning	$331	$367
Amortization Expense	(9)	(9)
Balance, Ending	$322	$358

The following table reflects the expected amortization for the core deposit intangible at March 31, 2010:

2010	$27
2011	36
2012	36
2013	36
2014 and thereafter	187
$322

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

Positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination.  Uncertain tax positions are initially recognized in the consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities.  Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts.  The company provides for interest and, in some cases, penalties on tax positions that may be challenged by the taxing authorities.  Interest expense is recognized beginning in the first period that such interest would begin accruing.  Penalties are recognized in the period that the Company claims the position in the tax return.  Interest and penalties on income tax uncertainties are classified within income tax expense in the consolidated statements of income.  Once the statute of limitations has passed, the Company reverses income tax expenses recorded.  The Company reversed $158 thousand in first quarter 2010.

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

Part I (Continued)
Item 1 (Continued)

(9) Fair Value Measurements (Continued)

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

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Assets

Securities – Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy.  Level 1 inputs include securities that have quoted prices in active markets for identical assets.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow.  Examples of such instruments, which would generally be classified within level 2 of the valuation hierarchy, included certain collateralized mortgage and debt obligations and certain high-yield debt securities.  In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy.  When measuring fair value, the valuation techniques available under the market approach, income approach and/or cost approach are used.  The Company’s evaluations are based on market data and the Company employs combinations of these approaches for its valuation methods depending on the asset class.

Impaired loans – Fair value accounting principles also apply to loans measured for impairment, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent).  Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals for independent valuation which is then adjusted for the cost related to liquidation of the collateral.

Other Real Estate – Certain foreclosed assets, upon initial recognition, are remeasured and reported at fair value less cost to sale through a charge-off to the allowance for loan losses based on the fair value of the foreclosed asset.  The fair value of a foreclosed asset is estimated using Level 2 inputs based on observable market price or appraised value.  When appraised value is not available and management determines the fair value, the fair value of the foreclosed assets is considered Level 3.

Assets and Liabilities Measured at Fair Value on a Recurring Basis – The following table presents the recorded amount of the Company’s assets measured at fair value on a recurring basis as of March 31, 2010 aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair Value Measurements at Reporting Date Using
	March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Recurring
Securities Available for Sale
Mortgage-backed	$271,223	$	---		$271,223	$	---
State,County & Municipal	2,200		---		2,200		---
Corporate Obligations	4,364		---		3,514		850
Asset-Backed Securities	132		---		---		132
	$277,919	$	---		$276,937		$982

Nonrecurring
Impaired Loans	$34,498	$	---	$	---		$34,498

Other Real Estate	$18,846	$	---	$	---		$18,846

Part I (Continued)
Item 1 (Continued)

(9) Fair Value Measurements (Continued)

Liabilities

The Company did not identify any liabilities that are required to be presented at fair value.

The table below presents a reconciliation and statement of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2010.

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)	Available for
Sale Securities
(In Thousands)

Balance, Beginning	$982
Total Realized/Unrealized Gains (Losses) Included In
Loss on OTTI Impairment	---
Other Comprehensive Income	---
Purchases, Sales, Issuances and Settlements, Net	---
Transfers In and (Out) of Level 3	---

Balance, Ending	$982

(10) Deposits

The aggregate amount of overdrawn deposit accounts reclassified as loan balances totaled $274 and $232 as of March 31, 2010 and December 31, 2009.

Components of interest-bearing deposits as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010	December 31, 2009
Interest-Bearing Demand	$220,989	$220,168
Savings	37,720	34,851
Time, $100,000 and Over	337,063	364,064
Other Time	379,676	354,265
	$975,448	$973,348

At March 31, 2010 and December 31, 2009, the Company had brokered deposits of $93,615 and $136,453 respectively.  Of the $93,615 brokered deposits at March 31, 2010, $35,727 represented Certificate of Deposits Account Registry Service (CDARS) reciprocal deposits in which customers placed core deposits into the CDARS program for FDIC insurance coverage and the Company received reciprocal brokered deposits in a like amount.  Thus, brokered deposits less the reciprocal deposits totaled $57,888 at March 31, 2010.  The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $100,000 was approximately $277,905 and $316,896 as of  March 31, 2010 and December 31, 2009, respectively.

As of  March 31, 2010 and December 31, 2009,  the scheduled maturities of certificates of deposits are as follows:

Maturity	March 31, 2010	December 31, 2009
One Year and Under	$566,142	$620,165
One to Three Years	141,852	94,055
Three Years and Over	8,745	4,109
	$716,739	$718,329

Part I (Continued)
Item 1 (Continued)

(11) Securities Sold Under Repurchase Agreements

The Company has securities sold under repurchase agreements in the amount of $25,000 at March 31, 2010.  Barclay’s Master Repurchase Agreement originated on June 26, 2008 with the initial draw of $20,000 on June 30, 2008.  The Repurchase Agreement matures on June 30, 2011 and had a one-time call option on December 30, 2009.  Interest payments are due quarterly at a fixed rate of 3.34 percent.  The Repurchase Agreement is secured by U.S. Government mortgage-backed securities.

South Street Securities Master Repurchase Agreement originated on October 27, 2008 with the initial draw of $20,000 on October 31, 2008 and the current draw of $5,000 on March 31, 2010.  The Repurchase Agreement is overnight borrowing at a floating interest rate.  Interest payments are due monthly, and at March 31, 2010, the floating interest rate was 0.75 percent.  The Repurchase Agreement is secured by U.S. Government mortgage-backed securities.

(12) Other Borrowed Money

Other borrowed money at March 31, 2010 and December 31, 2009 is summarized as follows:

	March 31, 2010	December 31, 2009
Secured Borrowings	$5,784	$--
Federal Home Loan Bank Advances	90,000	91,000
	$95,784	$91,000

Advances from the Federal Home Loan Bank (FHLB) have maturities ranging from 2010 to 2019 and interest rates ranging from 0.36  percent to 4.75 percent.  Under the Blanket Agreement for Advances and Security Agreement with the FHLB, residential first mortgage loans and cash balances held by the FHLB are pledged as collateral for the FHLB advances outstanding.  At March 31, 2010, the Company had available line of credit commitments totaling $195,680, of which $105,620 was available.

Secured Borrowings represent the transfer of the guaranteed portion of SBA loans at a premium in which the Company is obligated by the SBA to refund the premium to the “purchaser” if the loan is repaid within 90 days of the transfer.  Under Current Accounting Standards, this premium refund obligation is a form of recourse, which means that the transferred guaranteed portion of the loan does not meet the definition of a “participating interest” for the 90-day period that the premium refund obligation exists.  As a result, the transfer must be accounted for as a secured borrowing during this period.

The aggregate stated maturities of  other borrowed money at March 31, 2010 are as follows:

Year	Amount
2010	$24,784
2011	--
2012	41,000
2013 and Thereafter	30,000
$95,784

The Company also has available federal funds lines of credit with various financial institutions totaling $47,000, of which $0 was outstanding at March 31, 2010.

(13) Preferred Stock and Warrants

On January 9, 2009, the Company issued to the United States Department of the Treasury (Treasury), in exchange for aggregate consideration of $28.0 million, (i) 28,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, (the Preferred Stock), and (ii) a warrant (the Warrant) to purchase up to 500,000 shares (the Warrant Common Stock) of the Company’s common stock.

The Preferred Stock qualifies as Tier 1 capital and pays cumulative cash dividends quarterly at a rate of 5 percent per annum for the first five years, and 9 percent per annum thereafter.  The Preferred Stock is non-voting, other than class voting rights on certain matters that could adversely affect the Preferred Stock.  The Preferred Stock may be redeemed by the Company on or after February 15, 2012 at the liquidation preference of $1,000 per share plus any accrued and unpaid dividends.  Prior to this date, the Preferred Stock may not be redeemed unless the Company has received aggregate gross proceeds from one or more qualified equity offerings of

Part I (Continued)
Item 1 (Continued)

(13) Preferred Stock and Warrants (Continued)

any Tier 1 perpetual preferred or common stock of the Company equal to $7.0 million.  Subject to certain limited exceptions, until January 9, 2012, or such earlier time as all Preferred Stock has been redeemed, the Company will not, without the Treasury’s consent, be able to increase its dividend rate per share of common stock or repurchase its common stock.

The Warrant may be exercised on or before January 9, 2019 at an exercise price of $8.40 per share.  The Treasury may not exercise voting power with respect to any shares of Warrant Common Stock until the Warrant has been exercised.

Upon receipt of the aggregate consideration from the Treasury on January 9, 2009, the Company allocated the $28,000,000 proceeds on a pro rata basis to the Preferred Stock and the Warrant based on relative fair values.  As a result, the Company allocated $27,220,000 of the aggregate proceeds to the Preferred Stock, and $780 thousand was allocated to the Warrant.  The discount recorded on the Preferred Stock that resulted from allocating a portion of the proceeds to the Warrant is being accreted directly to retained earnings over a 5-year period applying a level yield.

(14) Subordinated Debentures (Trust Preferred Securities)

During the second quarter of 2004, the Company formed a third subsidiary whose sole purpose was to issue $4,500 in Trust Preferred Securities through a pool sponsored by FTN Financial Capital Markets.  The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions.  At March 31, 2010, the floating rate securities had a 2.94 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 2.68 percent.

During the second quarter of 2006, the Company formed a fourth subsidiary whose sole purpose was to issue $5,000 in Trust Preferred Securities through a pool sponsored by SunTrust Capital Markets.  The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions.  At March 31, 2010 the floating-rate securities had a 1.79  percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 1.50 percent.

During the first quarter of 2007, the Company formed a fifth subsidiary whose sole purpose was to issue $9,000 in Trust Preferred Securities through a pool sponsored by Trapeza Capital Management, LLC.  The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions.  At March 31, 2010, the floating-rate securities had a 1.94 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 1.65 percent.  Proceeds from this issuance were used to payoff the trust preferred securities with the first subsidiary formed in March 2002 as the Company exercised its option to call.

During the third quarter of 2007, the company formed a sixth subsidiary whose sole purpose was to issue $5,000 in Trust Preferred Securities through a pool sponsored by Trapeza Capital Management, LLC.  The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions.  At March 31, 2010, the floating-rate securities had a 1.65 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 1.40 percent.  Proceeds from this issuance were used to payoff the trust preferred securities with the second subsidiary formed in December 2002 as the Company exercised its option to call.

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

(15)  Restricted Stock – Unearned Compensation

In 1999, the board of directors of Colony Bankcorp, Inc. adopted a restricted stock grant plan which awards certain executive officers common shares of the Company.  The maximum number of shares (split-adjusted) which may be subject to restricted stock awards was 64,701.  To date, 77,052 split-adjusted shares have been issued under this plan and since the plan’s inception, 12,351 shares have been forfeited; thus, there are not any shares available for restricted stock awards at March 31, 2010.  The shares are recorded at fair market value (on the date granted) as a separate component of stockholders’ equity.  The cost of these shares is being amortized against earnings using the straight-line method over three years (the restriction period.)

In April 2004, the stockholders of Colony Bankcorp, Inc. adopted a restricted stock grant plan which awards certain executive officers common shares of the Company.  The maximum number of shares which may be subject to restricted stock awards (split-adjusted) is 143,500.  To date, 53,256 shares have been issued under this plan and since the plan’s inception 11,848 shares have been forfeited, thus remaining shares which may be subject to restricted stock awards are 102,092 at March 31, 2010.  During 2010, there has not been any shares of restricted stock issued and 500 shares have been forfeited.  The shares are recorded at fair market value (on the date

Part I (Continued)
Item 1 (Continued)

(15)  Restricted Stock – Unearned Compensation (Continued)

granted) as a separate component of stockholders’ equity.  The cost of these shares is being amortized against earnings using the straight-line method over three years (the restriction period).

(16) Profit Sharing Plan

The Company has a profit sharing plan that covers substantially all employees who meet certain age and service requirements.  It is the Company’s policy to make contributions to the plan as approved annually by the board of directors.  The provision for the three   months ended March 31, 2010 was $0 compared to $52 for the three months ended March 31, 2009.  The total provision for contributions to the plan was $0 for 2010, $(19) for 2009, and $206 for 2008.

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

At March 31, 2010 and December 31, 2009 the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	March 31, 2010	December 31, 2009

Loan Commitments	$53,520	$56,100
Standby Letters of Credit	1,504	1,475

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

At March 31, 2010, a standby letter of credit in the amount of $60 was issued by Federal Home Loan Bank of Atlanta on behalf of Colony Bank.

Legal Contingencies.  In the ordinary course of business, there are various legal proceedings pending against Colony and its subsidiaries.  The aggregate liabilities, if any, arising from such proceedings would not, in the opinion of management, have a material adverse effect on Colony’s consolidated financial position.

(18) Deferred Compensation Plan

Two of the Bank branches have deferred compensation plans covering directors choosing to participate through individual deferred compensation contracts.  In accordance with terms of the contracts, the Banks are committed to pay the directors deferred

Part I (Continued)
Item 1 (Continued)

(18) Deferred Compensation Plan (Continued)

compensation over a specified number of years, beginning at age 65.  In the event of a director’s death before age 65, payments are made to the director’s named beneficiary over a specified number of years, beginning on the first day of the month following the death of the director.

Liabilities accrued under the plans totaled $1,256 and $1,299 as of March 31, 2010 and December 31, 2009, respectively.  Benefit payments under the contracts were $75 and $44 for the three month period ended March 31, 2010 and March 31, 2009, respectively.   Provisions charged to operations totaled $33 and $29 for the three month period ended March 31, 2010 and March 31, 2009, respectively.

Fee income recognized with deferred compensation plans totaled $63 and $100 for three month period ended March 31, 2010 and March 31, 2009, respectively.

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

Part I (Continued)
Item 1 (Continued)

(19) Fair Value of Financial Instruments (Continued)

The carrying amount and estimated fair values of the Company’s financial instruments as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)

Assets
Cash and Short-Term Investments	$78,734	$78,734	$48,908	$48,908
Investment Securities Available for Sale	277,919	277,919	267,247	267,247
Investment Securities Held to Maturity	55	57	54	57
Federal Home Loan Bank Stock	6,345	6,345	6,345	6,345
Loans, Net	855,486	860,959	899,851	908,638

Liabilities
Deposits	1,056,010	1,059,294	1,057,586	1,059,037
Federal Funds Purchased	--	--	--	--
Subordinated Debentures	24,229	24,229	24,229	24,229
Securities Sold Under Agreements to Repurchase	25,000	25,601	40,000	40,671
Other Borrowed Money	95,784	96,899	91,000	91,703

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

(20) Regulatory Capital Matters

The amount of dividends payable to the parent company from the subsidiary bank is limited by various banking regulatory agencies.  Upon approval by regulatory authorities, the Bank may pay cash dividends to the parent company in excess of regulatory limitations.  Additionally, in the third quarter of 2009, the Company suspended the payment of dividends to common shareholders.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  The amounts and ratios as defined in regulations are presented hereafter.  Management believes, as of March 31, 2010, the company meets all capital adequacy requirements to which it is subject under the regulatory framework for prompt corrective action.  In the opinion of management, there are no conditions or events since prior notification of capital adequacy from the regulators that have changed the institution’s category.

Part I (Continued)
Item 1 (Continued)

(20) Regulatory Capital Matters (Continued)

The following table summarizes regulatory capital information as of March 31, 2010 and December 31, 2009 on a consolidated basis and for each significant subsidiary, as defined.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2010
Total Capital to Risk-Weighted Assets
Consolidated	$120,188	14.14%	$68,006	8.00%	NA	NA
Colony Bank	114,690	13.51	67,926	8.00	$84,908	10.00%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	109,327	12.86	34,003	4.00	NA	NA
Colony Bank	103,841	12.23	33,963	4.00	50,945	6.00

Tier 1 Capital to Average Assets
Consolidated	109,327	8.44	51,788	4.00	NA	NA
Colony Bank	103,841	8.03	51,724	4.00	64,655	5.00

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009

Total Capital to Risk-Weighted Assets
Consolidated	$118,848	13.07%	$76,768	8.00%	NA	NA
Colony Bank	117,756	12.97	72,622	8.00	$90,777	10.00%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	107,231	11.79	36,384	4.00	NA	NA
Colony Bank	106,161	11.69	36,311	4.00	54,466	6.00

Tier 1 Capital to Average Assets
Consolidated	107,231	8.30	51,708	4.00	NA	NA
Colony Bank	106,161	8.22	51,641	4.00	64,551	5.00

Part I (Continued)
Item 1 (Continued)

(21) Financial Information of Colony Bankcorp, Inc. (Parent Only)

The parent company’s balance sheets as of March 31, 2010 and December 31, 2009 and the related statements of income and comprehensive income and cash flows are as follows:

COLONY BANKCORP, INC. (PARENT ONLY)
BALANCE SHEETS
MARCH 31, 2010 AND DECEMBER 31, 2009

ASSETS	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)

Cash	$4,820	$556
Premises and Equipment, Net	1,554	1,554
Investment in Subsidiaries, at Equity	112,573	111,451
Other	353	257

Totals Assets	$119,300	$113,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Dividends Payable	175	$175
Other	131	139
	306	314
Subordinated Debt	24,229	24,229

Stockholders’ Equity
Preferred Stock, Par Value $1,000 a Share; Authorized 10,000,000Shares, Issued 28,000 Shares as of March 31, 2010	27,394	27,357
Common Stock, Par Value $1 a Share; Authorized 20,000,000 Shares, Issued 8,445,208 and 7,229,163 Shares as of March 31, 2010 and December 31, 2009, Respectively	8,445	7,229
Paid-In Capital	29,117	25,393
Retained Earnings	29,851	29,554
Restricted Stock - Unearned Compensation	(128)	(158)
Accumulated Other Comprehensive Loss, Net of Tax	86	(100)
	94,765	89,275

Total Liabilities and Stockholders' Equity	$119,300	$113,818

Part I (Continued)
Item 1 (Continued)

(21) Financial Information of Colony Bankcorp, Inc. (Parent Only) (Continued)

COLONY BANKCORP, INC. (PARENT ONLY)
STATEMENT OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND MARCH 31, 2009
(UNAUDITED)

	MARCH 31, 2010	MARCH 31, 2009

Income
Dividends from Subsidiaries	$4	$807
Management Fees	114	--
Other	22	28
	140	835
Expenses
Interest	121	205
Salaries and Employee Benefits	198	215
Other	182	217
	501	637

Income (Loss) Before Taxes and Equity in Undistributed Earnings of Subsidiaries	(361)	198
Income Tax (Benefits)	(109)	(193)

Income Before Equity in Undistributed Earnings of Subsidiaries	(252)	391
Equity in Undistributed Earnings of Subsidiaries	936	687

Net Income (Loss)	684	1,078

Preferred Stock Dividends	350	315

Net Income (Loss) Available to Common Shareholders	$334	$763

Part I (Continued)
Item 1 (Continued)

(21) Financial Information of Colony Bankcorp, Inc. (Parent Only) (Continued)

COLONY BANKCORP, INC. (PARENT ONLY)
STATEMENT OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND MARCH 31, 2009
(UNAUDITED)

	2010	2009

Net Income (Loss)	$684	$1,078

Other Comprehensive Income, Net of Tax
Gains (Losses) on Securities Arising During Year	702	(220)
Reclassification Adjustment	(516)	(1,529)

Change in Net Unrealized Gains (Losses) on Securities Available for Sale, Net of Reclassification Adjustment and Tax Effects	186	(1,749)

Comprehensive Income (Loss)	$870	$(671)

Part I (Continued)
Item 1 (Continued)

(21) Financial Information of Colony Bankcorp, Inc. (Parent Only) (Continued)

COLONY BANKCORP, INC. (PARENT ONLY)
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND MARCH 31, 2009
(UNAUDITED)

	2010	2009

Cash Flows from Operating Activities
Net Income (Loss)	$684	$1,078
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided from Operating Activities
Depreciation and Amortization	55	73
Equity in Undistributed Earnings of Subsidiary	(936)	(687)
Other	(160)	(244)
	(357)	220
Cash Flows from Investing Activities
Capital Infusion in Subsidiary	--	(25,500)
Purchases of Premises and Equipment	(29)	(86)
	(29)	(25,586)
Cash Flows from Financing Activities
Dividends Paid Preferred Stock	(350)	(140)
Dividends Paid Common Stock	--	(703)
Proceeds from Issuance of Common Stock	5,000	--
Proceeds Allocated to Issuance of Preferred Stock	--	27,215
Proceeds Allocated to Warrants Issued	--	785
	4,650	27,157

Net Increase (Decrease) in Cash	4,264	1,791

Cash, Beginning	556	2

Cash, Ending	$4,820	$1,793

Part I (Continued)
Item 1 (Continued)

(22) Earnings Per Share

Basic and diluted earnings per share are computed and presented hereafter.  Basic earnings per share is calculated and presented based on income available to common stockholders divided by the weighted average number of shares outstanding during the reporting periods.  Diluted earnings per share reflects the potential dilution of restricted stock.  The following presents earnings per share for the three months ended March 31, 2010 and 2009, respectively, under the requirements of Statement 128:

	Three Months Ended			Three Months Ended
	March 31, 2010			March 31, 2009

	Income Numerator	Common Shares Denominator	EPS	Income Numerator	Common Shares Denominator	EPS

Basic EPS
Income (Loss) Available to Common Stockholders	$334	7,256	$0.05	$763	7,203	$0.11

Dilutive Effect of Potential Common Stock
Restricted Stock		0			0

Diluted EPS
Income (Loss) Available to Common Stockholders
After Assumed Conversions of
Dilutive Securities	$334	7,256	$0.05	$763	7,203	$0.11

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

Goodwill and Other Intangibles – The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value.  Goodwill is subject, at a minimum, to annual tests for impairment.    Other intangible assets are amortized over their estimated useful lives using straight-line and accelerated methods, and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount.  The initial goodwill and other intangibles recorded and subsequent impairment analysis require management to make subjective judgments concerning estimates of how the acquired asset will perform in the future.  Events and factors that may significantly affect the estimates include, among others, customer attrition, changes in revenue growth trends, specific industry conditions and changes in competition.  Testing performed during 2009 indicated total impairment of goodwill and, accordingly, $2.41 million was expensed as an impairment.

Part I (Continued)
Item 2 (Continued)

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of March 31, 2010 and 2009, and results of operations for each of the three months in the periods ended March 31, 2010 and 2009.  This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 34 percent federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.

Dollar amounts in tables are stated in thousands, except for per share amounts.

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense.  Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities.  Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets.  Net income available to shareholders totaled $334 thousand, or $0.05 diluted per common share, in three months ended March 31, 2010 compared to net income available to shareholders of $763 thousand, or $0.11 diluted per common share, in three months ended March 31, 2009.

Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

	Three Months Ended March 31

	2010	2009

Taxable-equivalent net interest income	$9,723	$9,140
Taxable-equivalent adjustment	45	80

Net interest income	9,678	9,060
Provision for possible loan losses	3,250	4,225
Noninterest income	2,540	3,958
Noninterest expense	8,313	7,357

Income (loss) before income taxes	$655	$1,436
Income Taxes (Benefits)	(29)	358

Net income (loss)	$684	$1,078

Preferred stock dividends	350	315

Net income (loss) available to common shareholders	$334	$763

Net Income (loss) available to common shareholders:
Basic	$0.05	$0.11
Diluted	$0.05	$0.11
Return on average assets	0.10%	0.24%
Return on average common equity	1.48%	3.63%

Part I (Continued)
Item 2 (Continued)

Net income from operations for three months ended March 31, 2010 decreased $429 thousand, or 56.23 percent, compared to the same period in 2009.  The decrease was primarily the result of an increase of $956 thousand in noninterest expense, a decrease of $1.42  million in noninterest income and an increase of $35 thousand in preferred stock dividends.  This was offset by a decrease of $975 thousand in provision for possible loan loss, an increase of $618 thousand in net interest income, and a decrease of $387 thousand in income taxes.  This decrease resulted in an income tax benefit of $29 thousand for March 31, 2010.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 79.21 percent of total revenue for three months ended March 31, 2010 and 69.60 percent for the same period a year ago.

Net interest margin is the taxable-equivalent net interest income as a percentage of average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Company’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit has ranged from 3.25 percent to 7.75 percent during 2007 to 2010.  At year end 2007, the prime rate was 7.25 percent and with the 400 basis point reduction during 2008 the prime rate ended the year at 3.25 percent and remained at 3.25 percent for first quarter 2010.  The federal funds rate moved similar to prime rate with interest rates ranging from .25 percent to 4.75 percent during 2007 to 2010.  At year end 2007, the federal funds rate was 4.25 percent and with the 400 basis point reduction during 2008 the federal funds rate ended the year at 0.25 percent and remained at 0.25 percent for first quarter 2010.  We anticipate the Federal Reserve tightening interest rate policy in 2010, which should improve Colony’s net interest margin.

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

Part I (Continued)
Item 2 (Continued)

Rate/Volume Analysis

The rate/volume analysis presented hereafter illustrates the change from March 31, 2009 to March 31, 2010 for each component of the taxable equivalent net interest income separated into the amount generated through volume changes and the amount generated by changes in the yields/rates.

	Changes from March 31, 2009 to March 31, 2010
($ in thousands)	Volume	Rate	Total

Interest Income
Loans, Net-taxable	$(724)	$(44)	$(768)

Investment Securities
Taxable	455	(893)	(438)
Tax-exempt	(96)	1	(95)
Total Investment Securities	359	(892)	(533)

Interest-Bearing Deposits in other Banks	---	3	3

Federal Funds Sold	25	(4)	21

Other Interest - Earning Assets	---	4	4
Total Interest Income	(340)	(933)	(1,273)

Interest Expense
Interest-Bearing Demand and
Savings Deposits	45	(86)	(41)
Time Deposits	221	(1,913)	(1,692)
Federal Funds Purchased and
Repurchase Agreements	(40)	(5)	(45)
Subordinated Debentures	---	(84)	(84)
Other Borrowed Money	26	(20)	6

Total Interest Expense	252	(2,108)	(1,856)
Net Interest Income	$(592)	$1,175	$583

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

The Company maintains about 30 percent of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years.  The liabilities to fund assets are primarily in short term certificate of deposits that mature within one year.  This balance sheet composition has allowed the Company to be relatively constant with its net interest margin until 2008.  During 2006 interest rates increased 100 basis points and during 2007 interest rates decreased 100 basis points.  The 100 basis point decrease by the Federal Reserve in 2007 followed by 400 basis point decrease in 2008 resulted in significant pressure in net interest margins.  Net interest margin increased to 3.16 percent for three months ended March 31, 2010 compared to 3.06 percent for the same period a year ago.  Given the Federal Reserve’s aggressive posture during 2008 that ended the year with a range of 0 – 0.25 percent federal funds target rate and remained the same through first quarter 2010, we anticipate a relatively flat net interest margin in 2010.

Taxable-equivalent net interest income for three months ended March 31, 2010 increased $583 thousand, or 6.38 percent compared to the same period a year ago. The fluctuation between the comparable periods resulted from the negative impact of the significant decrease in interest rates.  The average volume of earning assets during three months ended March 31, 2010 increased $38.1 million compared to the same period a year ago while over the same period the net interest margin increased by 10 basis points from 3.06 percent to 3.16 percent.  Growth in average earning assets during 2010 was primarily in federal funds sold and investment securities.  The increase in the net interest margin in 2010 was primarily the result of the Federal Reserve reducing interest rates that allowed the Company to reduce its cost of funds.

The average volume of loans decreased $48.7 million in three months ended March 31, 2010 compared to the same period a year ago.  The average yield on loans decreased 2 basis points in three months ended March 31, 2010 compared to the same period a year ago. The average volume of investment securities increased $38.1 million in three months ended March 31, 2010 compared to the same year ago period, while the average yield on investment securities decreased 142 basis points for the same period comparison.  The average volume of deposits increased $57.9 million in three months ended March 31, 2010 compared to the same period a year ago, with interest-bearing deposits increasing $48.0 million in three months ended March 31, 2010.  Accordingly, the ratio of average interest-bearing deposits to total average deposits was 92.22 percent in three months ended March 31, 2010 compared to 92.76 percent in the same period a year ago.  This deposit mix, combined with a general decrease in market rates, had the effect of (i) decreasing the average cost of total deposits by 79 basis points in three months ended March 31, 2010 compared to the same period a year ago and, (ii) mitigating a portion of the impact of decreasing yields on earning assets.

The Company’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 2.99 percent in three months ended March 31, 2010 compared to 2.81 percent in the same period a year ago. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $3.25 million in three months ended March 31, 2010 compared to $4.23 million in the same period a year ago.   See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Part I (Continued)
Item 2 (Continued)

Noninterest Income

The components of noninterest income were as follows:

	Three Months Ended March 31
	2010	2009

Service Charges on Deposit Accounts	$907	$988
Other Charges, Commissions and Fees	270	236
Other	521	319
Mortgage Fee Income	61	98
Securities Gains	781	2,317

Total	$2,540	$3,958

Total noninterest income for three months ended March 31, 2010 decreased $1.42 million, or 35.83 percent compared to the same period a year ago. Changes in these items and the other components of noninterest income are discussed in more detail below.

Service Charges on Deposit Accounts.  Service charges on deposit accounts for three months ended March 31, 2010 decreased $81 thousand, or 8.20 percent, compared to the same period a year ago.

Mortgage Fee Income.  Mortgage fee income for three months ended March 31, 2010 decreased $37 thousand, or 37.76 percent, compared to the same period year ago.   The company anticipates fee income to continue to show a decrease over the previous year due to the current mortgage market and slowing economy.

All Other Noninterest Income.  Other charges, commissions and fees and other income for three months ended March 31, 2010 was $791 thousand compared to $555 thousand in the same year ago period, or an increase of 42.52 percent.  The increase in 2010 was from a death benefit on BOLI insurance plan in the amount of $212 thousand.

Securities Gains.  The Company realized gains from the sale of securities of $781 thousand in three months ended March 31, 2010  compared to $2.32 million in the same year ago period.

Noninterest Expense

The components of noninterest expense were as follows:

	Three Months Ended March 31

	2010	2009

Salaries and Employee Benefits	$3,554	$3,807
Occupancy and Equipment	1,108	1,009
Other	3,651	2,541

Total	$8,313	$7,357

Part I (Continued)
Item 2 (Continued)

Total noninterest expense for three months ended March 31, 2010 increased $956 thousand, or 12.99 percent, compared to the same period a year ago. These items and the changes in the various components of noninterest expense are discussed in more detail below.

Salaries and Employee Benefits.  Salaries and employee benefits expense for three months ended March 31, 2010 decreased $253 thousand, or 6.65 percent, compared to the same period a year ago.  The slowing economy and lack of growth resulted in decreases in headcount as a result of normal attrition in both periods.  Restructuring due to consolidation efforts initiated during 2008 also reduced salaries and benefits.

Occupancy and Equipment.  Occupancy and equipment expense has remained relatively flat in both periods with an increase of $99   thousand for three months ended March 31, 2010 compared to the same year ago period.

All Other Non-Interest Expense.  All other noninterest expense for three months ended March 31, 2010 increased $1.11 million, or 43.68 percent compared to the same year ago period.  Significant increases impacting the comparable periods include the FDIC insurance assessment and repossession/foreclosure expenses.  For the three months ended March 31, 2010, FDIC insurance assessments increased to $527 thousand from $404 thousand in the same year ago period, or an increase of 30.45 percent and credit related foreclosure and repossession expenses increased to $343 thousand from $231 thousand in the same year ago period, or an increase of 48.49 percent.  FDIC insurance premiums for the entire banking industry have been adjusted up by the FDIC to maintain the FDIC reserve at adequate levels, while the Company has experienced a significant increase in credit related expenses due to the elevation of non-performing assets.  In addition the Company realized a loss on the sale or writedown of OREO property during first quarter 2010 of $780,000 compared to no loss during first quarter of 2009.

Sources and Uses of Funds

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the assets in which those funds are invested as a percentage of the Company’s average total assets for the period indicated. Average assets totaled $1.30 billion in three months ended March 31, 2010 compared to $1.27 billion in three months ended March 31, 2009.

	Three Months Ended
	March 31,
Sources of Funds:	2010		2009
Deposits:
Noninterest-Bearing	$82,271	6.31%	$72,358	5.70%
Interest-Bearing	974,815	74.78	926,814	73.06
Federal Funds Purchased and Repo Agreements	33,397	2.56	40,354	3.18
Long-term Debt and Other Borrowings	118,232	9.07	115,229	9.08
Other Noninterest-Bearing Liabilities	4,492	0.35	5,539	0.44
Equity Capital	90,335	6.93	108,318	8.54
Total	$1,303,542	100.00%	$1,268,612	100.00%

Uses of Funds:
Loans	$875,957	67.20%	$939,490	74.06%
Securities	260,507	19.98	222,422	17.53
Federal Funds Sold	41,419	3.18	6,980	0.55
Interest-Bearing Deposits in Other Banks	14,500	1.11	293	0.02
Other Interest-Earning Assets	6,345	0.49	6,273	0.50
Other Noninterest-Earning Assets	104,814	8.04	93,154	7.34
Total	$1,303,542	100.00%	$1,268,612	100.00%

Part I (Continued)
Item 2 (Continued)

Deposits continue to be the Company’s primary source of funding.  Over the comparable periods, the relative mix of deposits continues to be high in interest-bearing deposits.  Interest-bearing deposits totaled 92.22 percent of total average deposits in three months ended March 31, 2010 compared to 92.76 percent in the same period a year ago.

The Company primarily invests funds in loans and securities.  Loans continue to be the largest component of the Company’s mix of invested assets.  Total loans were $885 million at March 31, 2010, down 4.95 percent, compared to loans of $931 million at December 31, 2009.  See additional discussion regarding the Company’s loan portfolio in the section captioned “Loans” included elsewhere in this discussion.  The majority of funds provided by deposit growth have been invested in investment securities.

Loans

The following table presents the composition of the Company’s loan portfolio as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009

Commercial, Financial and Agricultural	$70,461	$80,984
Real Estate
Construction	101,718	113,117
Mortgage, Farmland	53,764	54,965
Mortgage, Other	606,268	626,993
Consumer	37,418	38,383
Other	15,652	16,950
	885,281	931,392
Unearned Interest and Fees	(99)	(140)
Allowance for Loan Losses	(29,696)	(31,401)

Loans	$855,486	$899,851

The following table presents total loans as of March 31, 2010 according to maturity distribution and/or repricing opportunity on adjustable rate loans:

Maturity and Repricing Opportunity	($ in Thousands)

One Year or Less	$528,268
After One Year through Three Years	297,429
After Three Years through Five Years	49,499
Over Five Years	10,085
$885,281

Overview. Loans totaled $885.3 million at March 31, 2010, down 4.95 percent from December 31, 2009 loans of $931.4 million.  The majority of the Company’s loan portfolio is comprised of the real estate loans-other, real estate construction and commercial, financial and agricultural.  Real estate-other, which is primarily 1-4 family residential properties and nonfarm nonresidential properties, made up 68.48 percent and 67.32 percent of total loans, real estate construction made up 11.49 percent and 12.15 percent, while commercial, financial, and agricultural based loans made up 7.96 percent and 8.70 percent of total loans at March 31, 2010 and December 31, 2009, respectively.

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

The Company began utilizing an independent third party company for loan review during fourth quarter 2009.  This third party engagement will be ongoing.  The Loan Review Company reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to management and the audit committee.  The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company’s policies and procedures.

Commercial, Financial and Agricultural.  Commercial, financial and agricultural loans at March 31, 2010 decreased 12.99 percent from December 31, 2009 to $70.5 million. The Company’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Company’s loan policy guidelines.

Collateral Concentrations.  Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions.  The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk, particularly with the current economic downturn in the real estate market.  At March 31, 2010, approximately 86 percent of the Company’s loan portfolio was concentrated in loans secured by real estate.  A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector.  The continued downturn of the housing and real estate market that began in 2007 has resulted in an increase of problem loans secured by real estate.  These loans are centered primarily in the Company’s larger MSA markets.  Declining collateral real estate values that secure land development, construction and speculative real estate loans in the Company’s larger MSA markets have resulted in higher than normal loan loss provisions in 2010.  In addition, a large portion of the Company’s foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions.  Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.

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

	March 31, 2010			December 31, 2009

		Period End Balances			Period End Balances
	Number of Relationships	Committed	Outstanding	Number of Relationships	Committed	Outstanding

Large Credit Relationships:
$10 million and greater	2	$26,444	$26,444	3	$43,142	$40,332
$5 million to $9.9 million	6	$38,433	$39,285	6	$39,159	$38,965

Part I (Continued)
Item 2 (Continued)

Maturities and Sensitivities of Loans to Changes in Interest Rates.  The following table presents the maturity distribution of the Company’s loans at March 31, 2010.  The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate.

	Due in One Year or Less	After One, but Within Three Years	After Three, but Within Five Years	After Five Years	Total

Loans with fixed interest rates	$263,094	$294,520	$49,358	$9,511	$616,483
Loans with floating interest rates	265,174	2,909	141	574	268,798

Total	$528,268	$297,429	$49,499	$10,085	$885,281

The Company may renew loans at maturity when requested by a customer whose financial strength appears to support such renewal or when such renewal appears to be in the Company’s best interest. In such instances, the Company generally requires payment of accrued interest and may adjust the rate of interest, require a principal reduction or modify other terms of the loan at the time of renewal.

Non-Performing Assets and Potential Problem Loans

Non-performing assets and accruing past due loans as of March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010	December 31, 2009

Loans Accounted for on Nonaccrual	$34,718	$33,535
Loans Past Due 90 Days or More	27	31
Other Real Estate Foreclosed	18,846	19,705
Securities Accounted for on Nonaccrual	132	132
Total Nonperforming Assets	$53,723	$53,403

Nonperforming Assets as a Percentage of:
Total Loans and Foreclosed Assets	5.94%	5.62%
Total Assets	4.13%	4.09%
Supplemental Data:
Trouble Debt Restructured Loans
In Compliance with Modified Terms	10,839	9,269
Trouble Debt Restructured Loans
Past Due 30-89 Days	--	459
Accruing Past Due Loans:
30-89 Days Past Due	$10,073	$25,547
90 or More Days Past Due	27	31
Total Accruing Past Due Loans	$10,100	$25,578

Non-performing assets include non-accrual loans, loans past due 90 days or more, foreclosed real estate and nonaccrual securities.   Non-performing assets at March 31, 2010 increased 0.60 percent from December 31, 2009.

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

Part I (Continued)
Item 2 (Continued)

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

Part I (Continued)
Item 2 (Continued)

	March 31, 2010		December 31, 2009

	Reserve	% *	Reserve	% *
Commercial, Financial and Agricultural	$4,454	8%	$4,710	9%
Real Estate – Construction	7,424	12%	7,850	12%
Real Estate – Farmland	891	6%	942	6%
Real Estate – Other	13,066	68%	13,816	67%
Loans to Individuals	2,673	4%	2,826	4%
All Other Loans	1,188	2%	1,257	2%
Total	$29,696	100%	$31,401	100%

*	Loan balance in each category expressed as a percentage of total end of period loans.

Activity in the allowance for loan losses is presented in the following table. There were no charge-offs or recoveries related to foreign loans during any of the periods presented.

The following table presents an analysis of the Company’s loan loss experience for the periods indicated.

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2010	March 31, 2009

Allowance for Loan Losses at Beginning of Quarter	$31,401	$17,016

Charge-Off
Commercial, Financial and Agricultural	235	85
Real Estate – Construction & Land Development	1,531	820
Real Estate – Residential	1,836	721
Real Estate – Nonfarm Residential	1,257	377
Consumer	183	155
All Other	189	187
	5,231	2,345
Recoveries
Commercial, Financial and Agricultural	20	8
Real Estate – Construction & Land Development	1	16
Real Estate – Residential	136	16
Real Estate – Nonfarm Residential	57	--
Consumer	56	60
All Other	6	--
	276	100

Net Charge-Offs	4,955	2,245

Provision for Loan Losses	3,250	4,225

Allowance for Loan Losses at End of Quarter	$29,696	$18,996

Ratio of Net Charge-Offs to Average Loans	0.55%	0.23%

The allowance for loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The provision for loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for loan losses decreased $975 thousand from $4.23 million in three months ended March 31, 2009 to $3.25 million in three months ended March 31, 2010.  The provision for loan losses charged to earnings was based upon management’s judgment of the amount necessary to maintain the allowance at an adequate level to absorb losses inherent in the loan portfolio at quarter-end.  The amount each period is dependent upon many factors, including changes in the risk ratings of the loan portfolio, net charge-offs, past due ratios, the value of collateral, and other environmental factors that include portfolio loan quality indicators; portfolio growth and composition of commercial real estate and concentrations; portfolio policies, procedures, underwriting standards, loss recognition, collection and recovery practices; local economic business conditions; and the experience, ability, and depth of lending management and staff.  Of significance to changes in the allowance during the first quarter was the provision of $3.25 million.  Charge-offs consisted of two multifamily residential property loan totaling $0.48 million, two 1-4 family residential loan totaling $0.78 million, two construction and land development totaling $1.11 million, and two nonfarm properties totaling $0.96 million.  The remainder of the charge-offs were made up of several small loans, most of which were real estate dependent loans.  The large charge-offs were attributable to significant declines in collateral value based upon current real estate values.  Charge-offs for first quarter 2009 totaled $2.25 million, of which several small loans totaling $1.06 million were construction, land development and other loans.  The remainder of the charge-offs were made up of several small loans, most of which were real estate dependent loans and commercial loans.

Part I (Continued)
Item 2 (Continued)

Provisions continue to be higher than normal primarily due to the elevated risk of residential real estate and land development loans that began during 2007 with the housing and real estate downturn.  Nonperforming assets as a percentage of total loans and foreclosed assets increased to 5.94 percent at March 31, 2010 compared to 5.62 percent at December 31, 2009 and 4.95 percent at December 31, 2008.  Total nonperforming assets at March 31, 2010 were $53.7 million, of which $27.5 million were construction, land development and other land loans; $7.3 million were 1-4 family residential properties; $3.6 million were multifamily residential properties; $13.1 million were nonfarm nonresidential properties; $1.2 million were farmland properties; and the remainder of nonperforming assets totaling $1.0 million were commercial and consumer loans.  All of the classified loans greater than $50 thousand, including the nonperforming loans, are reviewed throughout the quarter for impairment review.  Total nonperforming assets at March 31, 2009 were $53.1 million, of which $27.8 million were construction, land development and other land loans; $1.2 million were farmland; $5.7 million were 1-4 family residential properties; $8.7 million were multifamily properties; $8.2 million were nonfarm nonresidential properties; and the remainder of nonperforming assets totaling $1.5 million were commercial and consumer loans.  The allowance for loan losses of $29.70 million at March 31, 2010 was 3.35 percent of total loans which compares to $31.4 million at December 31, 2009, or 3.37 percent of total loans and to $19.00 million at March 31, 2009, or 1.97 percent.  Unusually high levels of loan loss provision have been required as Company management addresses asset quality deterioration.  While the nonperforming loans as a percentage of total loans was 3.92 percent, 3.60 percent, 4.17 percent, respectively as of March 31, 2010, December 31, 2009, and March 31, 2009, the Company’s allowance for loan losses as a percentage of nonperforming loans was 85.47 percent, 93.55 percent, 47.29 percent, respectively as of March 31, 2010, December 31, 2009, and March 31, 2009.  We continue to identify new problem loans, though at a slower pace than in previous quarters.

While the allowance for loan losses decreased from $31.40 million, or 3.37 percent of total loans at December 31, 2009 to $29.70 million, or 3.35 percent of total loans at March 31, 2010, the Company also reflected an increase in nonperforming loans from $33.6  million at December 31, 2009 to $34.7 million at March 31, 2010.  The allowance for loan losses is inherently judgmental, nevertheless the Company’s methodology is consistently applied based on standards for current accounting by creditors for impairment of a loan and allowance allocations determined in accordance with accounting for contingencies.  Loans individually selected for impairment review consist of all loans classified substandard that are $50 thousand and over.  The remaining portfolio is analyzed based on historical loss data.  Loans selected for individual review where no individual impairment amount is identified do not receive any contribution to the allowance for loan losses based on historical data.  Historical loss rates are updated annually to provide the annual loss rate which is applied to the appropriate portfolio grades.  In addition, the Company has also segmented its real estate portfolio into thirteen separate categories and captured loan loss experience for each category.  Most of the company’s charge-offs the past two years have been real estate dependent loans and we believe this segmentation provides more accuracy in determining allowance for loan loss adequacy.  During fourth quarter 2009, the company changed its methodology for the look back period for determination of charge-off experience.  Previously, the Company utilized the average of the charge-off experience for the preceding five years, but changed to a one year look back.  This resulted in approximately $12 million additional loan loss provision, but was considered prudent by management to adhere to guidance by regulatory authorities to lower the look back period in light of current economic conditions.  In addition, environmental factors as discussed earlier are evaluated for any adjustments needed to the allowance for loan losses determination produced by individual loan impairment analysis and remaining portfolio segmentation analysis.  The allowance for loan losses determination is based on reviews throughout the year and an environmental analysis at year end.

As part of our monitoring and evaluation of collateral values for nonperforming and problem loans in determining adequate allowance for loan losses, regional credit officers along with lending officers submit quarterly problem loan reports for loans greater than $50 thousand in which impairment is identified.  This process typically determines collateral shortfall based upon local market real estate value estimates should the collateral be liquidated.  Once the loan is deemed uncollectible, it is transferred to our problem loan department for workout, foreclosure and/or liquidation.  The problem loan department gets a current appraisal on the property in order to record a fair market value (less selling expenses) when the property is foreclosed on and moved into other real estate.  Trends the past several quarters reflect a decrease in collateral values from two to three years ago on improved properties of fifteen to twenty five percent and on land development and land loans of thirty to fifty percent.  The significant reduction in collateral values on nonperforming assets has resulted in the increased loan loss provisions and charge-offs, during this quarter.

Part I (Continued)
Item 2 (Continued)

Net charge-offs in three months ended March 31, 2010 increased $2.71 million compared to the same period a year ago.  Net charge-offs of 0.55 percent for first quarter 2010 annualizes to 2.20 percent.  Net charge-offs were fairly consistent during 2007, 2006 and 2005; however, the net charge-offs increased significantly in 2008 and 2009 primarily from the write-down of nonperforming credits to appraised values.  We anticipate an elevated amount of charge-offs in 2010 as problem credits run through the collection process to resolution.

The allowance for loan losses is $1.71 million less than the prior quarter end, after factoring in net-charge offs, additional provisions, and the normal determination for an adequate funding level, management believes the level of the allowance for loan losses was adequate as of March 31, 2010.  Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

Investment Portfolio

The following table presents carrying values of investment securities held by the Company as of March 31, 2010 and December 31, 2009.

($ in thousands)	March 31, 2010	December 31, 2009

State, County and Municipal	$2,255	$4,122
Corporate Obligations	4,364	4,138
Asset-Backed Securities	132	132

Investment Securities	6,751	8,392
Mortgage-Backed Securities	271,223	258,909
Total Investment Securities and
Mortgage Backed Securities	$277,974	$267,301

The following table represents maturities and weighted-average yields of investment securities held by the Company as of March 31, 2010.  (Mortgage backed securities are based on the average life at the projected speed, while Agencies, State and Political subdivisions  and Corporates reflect anticipated calls being exercised.)

	Within 1 Year		After 1 Year But Within 5 Years		After 5 Years But Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Mortgage-Backed Securities	$13,378	1.32%	$166,731	2.21%	$64,852	3.72%	$26,262	3.89%

State, County, and Municipal	1,045	4.10	200	5.97	1,010	3.76	---	---

Corporate Obligations	---	---	2,441	5.41	1,073	5.67	850	3.53

Asset-Backed Securities	---	---	---	---	---	---	132	0.00

Total Investment Portfolio	$14,423	1.56%	$169,372	2.26%	$66,935	3.75%	$27,244	3.81%

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

Part I (Continued)
Item 2 (Continued)

At March 31, 2010, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10 percent of the Company’s shareholders’ equity.

The average yield of the securities portfolio was 2.72 percent in three months ended March 31, 2010 compared to 4.14 percent in the same period a year ago. The decrease in the average yield over the comparable periods primarily resulted from reinvestment of proceeds from the sale of mortgage-backed securities into lower yielding securities and the lower yield on securities as the Federal Reserve began lowering interest rates during 2008.

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the three month periods ended March 31, 2010 and March 31, 2009.

	March 31, 2010		March 31, 2009
	Average	Average	Average	Average
($ in thousands)	Amount	Rate	Amount	Rate

Noninterest-Bearing Demand Deposits	$82,271		$72,358
Interest-Bearing Demand and Savings Deposits	253,931	0.71%	232,967	0.85%
Time Deposits	720,884	2.21%	693,847	3.27%

Total Deposits	$1,057,086	1.68%	$999,172	2.47%

The following table presents the maturities of the Company's time deposits as of March 31, 2010.

($ in thousands)	Time Deposits $100,000 or Greater	Time Deposits Less Than $100,000	Total

Months to Maturity
3 or Less	$129,752	$79,133	$208,885
Over 3 through 12 Months	148,153	209,104	357,257
Over 12 Months through 36 Months	58,186	83,666	141,852
Over 36 Months	972	7,773	8,745

	$337,063	$379,676	$716,739

Average deposits increased $57.91 million to $1,057 million at March 31, 2010 from $999 million at March 31, 2009.  The increase  included an increase of $9.9 million, or 13.7 percent, related to noninterest-bearing deposits.  Accordingly the ratio of average noninterest-bearing deposits to total average deposits was 7.78 percent for three months ended March 31, 2010 compared to 7.24 percent for three months ended March 31, 2009.  The general decrease in market rates, had the effect of (i) decreasing the average cost of total deposits by 79 basis points in three months ended March 31, 2010 compared to the same period a year ago; and (ii) mitigating a portion of the impact of decreasing yields on earning assets.

Total average interest-bearing deposits increased $48.0 million, or 5.18 percent in three months ended March 31, 2010 compared to the same period a year ago.  The increase in average deposits at March 31, 2010 compared to March 31, 2009 was primarily in interest bearing demand accounts and time deposits.  With the current interest rate environment, it appears that many customers continue to maintain time deposit accounts, with the prevalent investment period continuing to be short term time deposits.

The Company supplements deposit sources with brokered deposits.  As of March 31, 2010, the Company had $93.6 million, or 8.87 percent of total deposits, in brokered certificates of deposit attracted by external third parties.

Part I (Continued)
Item 2 (Continued)

Off-Balance-Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of March 31, 2010.  Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payments Due by Period

	1 Year or Less		More than 1 Year but Less Than 3 Years		3 Years or More but Less Than 5 Years		5 Years or More	Total
Contractual obligations:
Subordinated debentures	$	----	$	----	$	----	$24,229	$24,229
Federal Funds purchased and repurchase agreements		5,000		20,000		----	----	25,000
Secured Borrowings		5,784		----		----	----	5,784
Federal Home Loan Bank advances		19,000		41,000		----	30,000	90,000
Operating leases		129		239		81	----	449
Deposits with stated maturity dates		566,142		141,852		8,605	140	716,739

		596,055		203,091		8,686	54,369	862,201
Other commitments:
Loan commitments		53,520		----		----	----	53,520
Standby letters of credit		1,504		----		----	----	1,504
Standby letter of credit issued by
Federal Home Loan Bank for Bank		60		----		----	----	60

		55,084		----		----	----	55,084
Total contractual obligations and
Other commitments		$651,139		$203,091		$8,686	$54,369	$917,285

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

Loan Commitments. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for possible loan losses. Loan commitments outstanding at March 31, 2010 are included in the table above.

Standby Letters of Credit.  Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. The Company’s policies generally require that standby letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit outstanding at March 31, 2010 are included in the table above.

Capital and Liquidity

At March 31, 2010, stockholders’ equity totaled $94.8 million compared to $89.3 million at December 31, 2009. In addition to net income of $684 thousand, other significant changes in stockholders’ equity during three months ended March 31, 2010 included $350 thousand of dividends declared and an increase of $27 thousand resulting from the amortization of the stock grant plan and a decrease of $56 thousand from equity stock grant adjustment.  The Company increased stockholders’ equity by $5 million through the sale of common stock through a private placement stock offering.  The accumulated other comprehensive income (loss) component of stockholders’ equity totaled $86 thousand at March 31, 2010 compared to $(100) thousand at December 31, 2009. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale. Under regulatory requirements, the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. Tier 1 capital consists of common stock and qualifying preferred stockholders’ equity less goodwill.  Tier 2 capital consists of certain convertible, subordinated and other qualifying debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets.  The Company has no Tier 2 capital other than the allowance for loan losses and gain on marketable equity securities.

Part I (Continued)
Item 2 (Continued)

Using the capital requirements presently in effect, the Tier 1 ratio as of March 31, 2010 was 12.86 percent and total Tier 1 and 2 risk-based capital was 14.14 percent.  Both of these measures compare favorably with the regulatory minimum to be adequately capitalized  of 4 percent for Tier 1 and 8 percent for total risk-based capital.  The Company’s Tier 1 leverage ratio as of March 31, 2010 was 8.44 percent, which exceeds the required ratio standard of 4 percent.

For three months ended March 31, 2010, average capital was $90 million, representing 6.93 percent of average assets for the year.   This compares to 8.5 percent for three months ended March 31, 2009 and 8.21 percent for calendar year 2009.

The Company suspended cash dividends beginning in the third quarter of 2009 and paid a quarterly cash dividend of $0.10 per common share during the first quarter of 2009.

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

The investment portfolio provides a ready means to raise cash if liquidity needs arise.  As of March 31, 2010, the Company held $277.9 million in bonds (excluding FHLB stock), at current market value in the available for sale portfolio.  At December 31, 2009, the available for sale bond portfolio totaled $267.2 million.  Only marketable investment grade bonds are purchased.  Although most of the banks’ bond portfolios are encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for a sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it primarily determines the Company’s liquidity posture.  Colony had ratios of loans to deposits of 83.8 percent as of March 31, 2010 and 88.1 percent at December 31, 2009.  Management employs alternative funding sources when deposit balances will not meet loan demands.  The ratios of loans to all funding sources (excluding Subordinated Debentures) at March 31, 2010 and December 31, 2009 were 75.2 percent and 78.4 percent, respectively.  Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources.  The stability of the banks’ core deposit base is an important factor in Colony’s liquidity position.  A heavy percentage of the deposit base is comprised of accounts of individuals and small business with comprehensive banking relationships and limited volatility.  At March 31, 2010 and December 31, 2009, Colony had $337.1 million and $364.1 million in certificates of deposit of $100,000 or more.  These larger deposits represented 31.92 percent and 34.4 percent of respective total deposits.  Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed.  Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

Local market deposit sources proved insufficient to fund the strong loan growth trends at Colony over the past several years.  The Company supplemented deposit sources with brokered deposits.  As of March 31, 2010, the Company had $93.6 million, or 8.87 percent of total deposits, in brokered certificates of deposit attracted by external third parties.  Additionally, Colony uses external wholesale or Internet services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed.

Part I (Continued)
Item 2 (Continued)

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

Liability liquidity is provided by access to funding sources which include core deposits.  Should the need arise, the Company also maintains relationships with the Federal Home Loan Bank, Federal Reserve Bank, three Correspondent banks and repurchase agreement lines that can provide funds on short notice.

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

Part I (Continued)
Item 2 (Continued)

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

Return on Assets and Stockholders’ Equity

The following table presents selected financial ratios for each of the periods indicated.

	Three Months Ended
	March 31
	2010	2009

Return on Assets (1)	0.10%	0.24%

Return on Equity (1)	1.48%	3.63%

Dividend Payout	0.00%	88.64%

Avg. Equity to Avg. Assets	6.93%	6.63%

Dividends Declared	$0.00	$0.10

(1) Computed using net income available to common shareholders.

Future Outlook

During 2008 and 2009, the financial services industry experienced tremendous adversities as a result of the collapse of the real estate markets across the country.  Colony, like most banking companies, has been affected by these economic challenges that started with a rapid stall of real estate sales and development throughout the country.  Focus during 2010 will be directed toward addressing and bringing resolution to problem assets.

During 2009, Colony made significant strides to reduce our operating leverage by seeking a more efficient structure and more consistent products and services throughout the company.  We successfully completed the consolidation of our seven banking subsidiaries into the single banking company – Colony Bank.  The momentum created by this strategic move will allow Colony to improve future profitability while better positioning the company to take advantage of future growth opportunities.  In response to the elevated risk of residential real estate and land development loans, management has extensively reviewed our loan portfolio with a particular emphasis on our residential and land development real estate exposure.  Senior management with experience in problem loan workouts have been identified and assigned responsibility to oversee the workout and resolution of problem loans.  The Company will continue to closely monitor our real estate dependent loans throughout the company and focus on asset quality during this economic downturn.

BUSINESS
General

Colony Bankcorp, Inc. (the “Company” or “Colony”) is a Georgia business corporation which was incorporated on November 8, 1982.  The Company was organized for the purpose of operating as a bank holding company under the Federal Bank Holding Company Act of 1956, as amended, and the bank holding company laws of Georgia (Georgia Laws 1976, p. 168, et. seq.).  On July 22, 1983, the Company, after obtaining the requisite regulatory approvals, acquired 100 percent of the issued and outstanding common stock of Colony Bank (formerly Colony Bank of Fitzgerald and The Bank of Fitzgerald), Fitzgerald, Georgia, through the merger of the Bank with a subsidiary of the Company which was created for the purpose of organizing the Bank into a one-bank holding company.  Since that time, Colony Bank has operated as a wholly-owned subsidiary of the Company.  Our business is conducted primarily through our wholly-owned subsidiary, which provides a broad range of banking services to its retail and commercial customers.  The company headquarters are located at 115 South Grant Street, Fitzgerald, Georgia 31750, its telephone number is 229-426-6000 and its Internet address is http://www.colonybank.com.  We operate twenty-nine domestic banking offices and one mortgage company office and at March 31, 2010, we had approximately $1.30 billion in total assets, $855.49 million in total loans, $1.06 billion in total deposits and $94.8 million in stockholder’s equity.  Deposits are insured, up to applicable limits, by the Federal Deposit Insurance Corporation.

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

On April 2, 1998, the Company was listed on Nasdaq National Market.  The Company’s common stock trades on the Nasdaq Stock Market under the symbol “CBAN”.  The Company presently has approximately 2,136 shareholders as of April 15, 2010.  “The Nasdaq Stock Market” or “Nasdaq” is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting and order execution systems.  This market also provides specialized automation services for screen-based negotiations of transactions, on-line comparison of transactions, and a range of informational services tailored to the needs of the securities industry, investors and issuers.  The Nasdaq Stock Market is operated by The Nasdaq Stock Market, Inc., a wholly-owned subsidiary of the National Association of Securities Dealers, Inc.

Part I (Continued)
Item 3

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

AVERAGE BALANCE SHEETS	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
($ in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Interest and fees
Taxable (1)	$908,610	$13,466	5.93%	$957,307	$14,233	5.95%
Investment Securities
Taxable	258,206	1,734	2.69%	213,522	2,173	4.07%
Tax-Exempt (2)	2,301	34	5.91%	8,900	129	5.80%
Total Investment Securities	260,507	1,768	2.72%	222,422	2,302	4.14%
Interest-Bearing Deposits	14,500	3	0.11%	293	--	--
Federal Funds Sold	41,419	26	0.25%	6,980	5	0.29%
Interest-Bearing Other Assets	6,345	4	0.19%	6,273	--	--
Total Interest-Earning Assets	1,231,381	$15,267	4.96%	1,193,275	$16,540	5.54%
Non-interest-Earning Assets
Cash and Cash Equivalents	21,185			28,096
Allowance for Loan Losses	(32,653)			(17,817)
Other Assets	83,629			65,058
Total Noninterest-Earning Assets	72,161			75,337
Total Assets	$1,303,542			$1,268,612
Liabilities and Stockholders' Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$253,931	$453	0.71%	$232,967	$494	0.85%
Other Time	720,884	3,987	2.21%	693,847	5,679	3.27%
Total Interest-Bearing Deposits	974,815	4,440	1.82%	926,814	6,173	2.66%
Other Interest-Bearing Liabilities
Other Borrowed Money	94,003	797	3.39%	91,000	791	3.48%
Subordinated Debentures	24,229	121	2.00%	24,229	205	3.38%
Federal Funds Purchased and Repurchase Agreements	33,397	186	2.23%	40,354	231	2.29%
Total Other Interest-Bearing Liabilities	151,629	1,104	2.91%	155,583	1,227	3.15%
Total Interest-Bearing Liabilities	1,126,444	$5,544	1.97%	1,082,397	$7,400	2.73%
Noninterest-Bearing Liabilities and
Stockholders' Equity
Demand Deposits	82,271			72,358
Other Liabilities	4,492			5,539
Stockholders' Equity	90,335			108,318
Total Noninterest-Bearing Liabilities and Stockholders' Equity	177,098			186,215
Total Liabilities and Stockholders' Equity	$1,303,542			$1,268,612

Interest Rate Spread			2.99%			2.81%
Net Interest Income		$9,723			$9,140
Net Interest Margin			3.16%			3.06%

(1)
The average balance of loans includes the average balance of nonaccrual loans.  Income on such loans is recognized and recorded on the cash basis.  Taxable equivalent adjustments totaling $34 and $36 for three month periods ended March 31, 2010 and 2009, respectively, are included in tax-exempt interest on loans.

(2)
Taxable-equivalent adjustments totaling $11 and $44 for three month periods ended March 31, 2010 and 2009, respectively, are included in tax-exempt interest on investment securities.  The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

Part I (Continued)
Item 3 (Continued)

Colony Bankcorp, Inc. and Subsidiary
Interest Rate Sensitivity

The following table is an analysis of the Company’s interest rate-sensitivity position at March 31, 2010.  The interest-bearing rate-sensitivity gap, which is the difference between interest-earning assets and interest-bearing liabilities by repricing period, is based upon maturity or first repricing opportunity, along with a cumulative interest rate-sensitivity gap.  It is important to note that the table indicates a position at a specific point in time and may not be reflective of positions at other times during the year or in subsequent periods.  Major changes in the gap position can be, and are, made promptly as market outlooks change.

	Assets and Liabilities Repricing Within

	3 Months or Less	4 to 12 Months		1 Year	1 to 5 Years		Over 5 Years	Total
($ in Thousands)

EARNING ASSETS:
Interest-Bearing Deposits	$30,847	$	---	$30,847	$	---	---	$30,847
Federal Funds Sold	25,527		---	25,527		---	---	25,527
Investment Securities	8,283		3,622	11,905		171,627	94,442	277,974
Loans, Net of Unearned Income	361,586		166,682	528,268		346,829	10,085	885,182
Other Interest-Bearing Assets	6,345		---	6,345		---	---	6,345

Total Interest-Earning Assets	432,588		170,304	602,892		518,456	104,527	1,225,875

INTEREST-BEARING LIABILITIES:
Interest-Bearing Demand Deposits (1)	220,989		---	220,989		---	---	220,989
Savings (1)	37,720		---	37,720		---	---	37,720
Time Deposits	208,885		357,257	566,142		150,457	140	716,739
Other Borrowings (2)	24,784		---	24,784		41,000	30,000	95,784
Subordinated Debentures	24,229		---	24,229		---	---	24,229
Federal Funds Purchased	--		---	--		---	---	--
Repurchase Agreements	5,000		---	5,000		20,000	---	25,000

Total Interest-Bearing Liabilities	521,607		357,257	878,864		211,457	30,140	1,120,461

Interest Rate-Sensitivity Gap	(89,019)		(186,953)	(275,972)		306,999	74,387	105,414

Cumulative Interest-Sensitivity Gap	(89,019)		(275,972)	(275,972)		31,027	105,414

Interest Rate-Sensivitiy Gap as a Percentage of Interest-Earning Assets	(7.26)%		(15.25)%	(22.51)%		25.04%	6.07%

Cumulative Interest Rate-Sensitivity as as a Percentage of Interest-Earning Assets	(7.26)%		(22.51)%	(22.51)%		2.53%	8.60%

(1)  Interest-bearing Demand and Savings Accounts for repricing purposes are considered to reprice within 3 months or less.
(2)  Short-term borrowings for repricing purposes are considered to reprice within 3 months or less.

Part I (Continued)
Item 3 (Continued)

The foregoing table indicates that we had a one year negative gap of ($276) million, or (22.51) percent of total assets at March 31, 2010.  In theory, this would indicate that at March 31, 2010, $276 million more in liabilities than assets would reprice if there were a change in interest rates over the next 365 days.  Thus, if interest rates were to increase, the gap would indicate a resulting decrease in net interest margin.  However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity.  In addition, the interest rate spread between an asset and our supporting liability can vary significantly while the timing of repricing of both the assets and our supporting liability can remain the same, thus impacting net interest income.  This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposits.

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

The Company utilizes FTN Asset/Liability Management Analysis for a more dynamic analysis of balance sheet structure.  The Company has established earnings at risk for net-interest income in a +/- 200 basis point rate shock to be no more than a fifteen percent decline.  The most recent analysis as of March 31, 2010 indicates that net interest income would deteriorate 17.62 percent with a 200 basis point decrease and would improve 5.42 percent with a 200 basis point increase.  The increased exposure to declining rates is mitigated by the low likelihood of a further decline of 200 basis points from the current rate levels.  The Company has established equity at risk in a +/- 200 basis points rate shock to be no more than a twenty percent decline.  The most recent analysis as of March 31, 2010 indicates that net economic value of equity percentage change would decrease 14.23 percent with a 200 basis point decrease and would decrease 4.74 percent with a 200 basis point increase.  The Company has established its one year gap to be 0.80 percent to 1.20 percent.  The most recent analysis as of March 31, 2010 indicates a one year gap of 0.84 percent.  The analysis suggests net interest margin compression in a declining interest rate environment.  Given that interest rates have basically “bottomed-out” with the recent Federal Reserve action, the Company is anticipating interest rates to increase in the future though we believe that interest rates will remain flat most of 2010.  The Company is focusing on areas to minimize margin compression in the future by minimizing longer term fixed rate loans, shortening on the yield curve with investments, securing longer term FHLB advances, securing brokered certificates of deposit for longer terms and focusing on reduction of nonperforming assets.

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

During the quarter ended March 31, 2010, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None

ITEM 1A – RISK FACTORS

N/A

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 30, 2010, Colony Bankcorp, Inc. accepted the subscriptions of several investors in a private placement offering to accredited investors under an exemption from registration contained in Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D under the Securities Act.  The Company offered a maximum of 1,216,545 shares of its common stock at a price of $4.11 per share for purchasers after the directors and executive officers of the Company.  The price was determined using a twenty day average trading price as quoted on NASDAQ Stock Market immediately prior to the beginning of the offering.  The price for directors and officers was determined by NASDAQ Rules to be the closing bid price immediately preceding the entering into a binding agreement to purchase the shares.

All of the shares were purchased for a total of $5.08 million, less offering expenses of approximately $20,000.  The offering was closed on March 30, 2010.  This price ranged from $4.25 to $4.50 per share.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – (REMOVED AND RESERVED)

None

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

/s/ Al D. Ross,
Date: May 14, 2010	Al D. Ross,
President and Chief Executive Officer

/s/ Terry L. Hester
Date: May 14, 2010	Terry L. Hester, Executive Vice President and Chief Financial Officer