Form 10-Q
period 2010-06-30
COLONY BANKCORP INC
filed 2010-08-13
CIK 711669

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 30, 2010	COMMISSION FILE NUMBER 0-12436

COLONY BANKCORP, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

GEORGIA	58-1492391
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE ACT).

YES  ☐     NO  ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS	OUTSTANDING AT AUGUST 13, 2010
COMMON STOCK, $1 PAR VALUE	8,444,308

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

PART 1.   FINANCIAL INFORMATION
ITEM 1

FINANCIAL STATEMENTS

THE FOLLOWING FINANCIAL STATEMENTS ARE PROVIDED FOR COLONY BANKCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY BANK, COLONY BANK

A.	CONSOLIDATED BALANCE SHEETS – JUNE 30, 2010 AND DECEMBER 31, 2009.

B.	CONSOLIDATED STATEMENTS OF INCOME – FOR THE THREE MONTHS ENDEDJUNE 30, 2010 AND 2009 AND FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009.

C.	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – FOR THE THREE MONTHSENDED JUNE 30, 2010 AND 2009 AND FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009.

D.	CONSOLIDATED STATEMENTS OF CASH FLOWS – FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009.

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING SOLELY OF NORMAL RECURRING ADJUSTMENTS) NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2010 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

Part I (Continued)
Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2010 AND DECEMBER 31, 2009
(DOLLARS IN THOUSANDS)

	June 30, 2010	December 31, 2009
ASSETS	(Unaudited)	(Audited)

Cash and Cash Equivalents
Cash and Due from Banks	$20,171	$25,996
Federal Funds Sold	13,646	16,433
	33,817	42,429
Interest-Bearing Deposits	17,228	6,479
Investment Securities
Available for Sale, at Fair Value	289,410	267,247
Held to Maturity, at Cost (Fair Value of $52 and $57, as of June 30, 2010 and December 31, 2009, Respectively)	49	54
	289,459	267,301

Federal Home Loan Bank Stock, at Cost	6,345	6,345
Loans	856,415	931,392
Allowance for Loan Losses	(28,536)	(31,401)
Unearned Interest and Fees	(81)	(140)
	827,798	899,851
Premises and Equipment	27,999	28,826
Other Real Estate	21,364	19,705
Other Intangible Assets	313	331
Other Assets	27,454	35,822
Total Assets	$1,251,777	$1,307,089

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest-Bearing	$77,446	$84,239
Interest-Bearing	930,919	973,348
	1,008,365	1,057,587
Borrowed Money
Securities Sold Under Agreements to Repurchase	25,000	40,000
Subordinated Debentures	24,229	24,229
Other Borrowed Money	91,667	91,000
	140,896	155,229

Other Liabilities	4,431	4,999
Commitments and Contingencies
Stockholders' Equity
Preferred Stock, No Par Value; Authorized 10,000,000 Shares, Issued 28,000 Shares	27,431	27,357
Common Stock, Par Value $1 a Share; Authorized 20,000,000 Shares, Issued 8,444,308 and 7,229,163 Shares as of June 30, 2010 and December 31, 2009, Respectively	8,444	7,229
Paid-In Capital	29,186	25,393
Retained Earnings	29,985	29,554
Restricted Stock - Unearned Compensation	(97)	(159)
Accumulated Other Comprehensive Income (Loss), Net of Tax	3,136	(100)
	98,085	89,274
Total Liabilities and Stockholders' Equity	$1,251,777	$1,307,089

The accompanying notes are an integral part of these statements.

Part I (Continued)
Item 1 (Continued)
COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 2010 AND 2009
AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	6/30/2010	6/30/2009	6/30/2010	6/30/2009
Interest Income
Loans, Including Fees	$13,039	$14,576	$26,471	$28,773
Federal Funds Sold	14	6	40	11
Deposits with Other Banks	14	--	17	--
Investment Securities
U.S. Government Agencies	1,995	1,907	3,671	3,954
State, County and Municipal	23	60	48	148
Corporate Obligations and Asset-Backed Securities	34	90	90	213
Dividends on Other Investments	4	--	8	--
	15,123	16,639	30,345	33,099
Interest Expense
Deposits	4,430	5,553	8,870	11,726
Federal Funds Purchased	181	204	367	436
Borrowed Money	916	943	1,834	1,938
	5,527	6,700	11,071	14,100

Net Interest Income	9,596	9,939	19,274	18,999
Provision for Loan Losses	3,400	13,355	6,650	17,580
Net Interest Income (Loss) After Provision for Loan Losses	6,196	(3,416)	12,624	1,419

Noninterest Income
Service Charges on Deposits	936	1,042	1,843	2,030
Other Service Charges, Commissions and Fees	288	252	558	488
Mortgage Fee Income	79	121	140	219
Securities Gains	97	221	878	2,538
Other	619	360	1,140	679
	2,019	1,996	4,559	5,954
Noninterest Expenses
Salaries and Employee Benefits	3,510	3,583	7,064	7,390
Occupancy and Equipment	1,098	1,041	2,206	2,050
Other	3,088	3,671	6,739	6,212
	7,696	8,295	16,009	15,652

Income (Loss) Before Income Taxes	519	(9,715)	1,174	(8,279)
Income Taxes (Benefits)	(2)	(3,318)	(31)	(2,960)
Net Income (Loss)	521	(6,397)	1,205	(5,319)
Preferred Stock Dividends	350	350	700	665
Net Income (Loss) Available to Common Stockholders	$171	$(6,747)	$505	$(5,984)
Net Income (Loss) Per Share of Common Stock
Basic	$0.02	$(0.94)	$0.06	$(0.83)
Diluted	$0.02	$(0.94)	$0.06	$(0.83)
Cash Dividends Declared Per Share of Common Stock	$0.00	$0.05	$0.00	$0.15
Weighted Average Basic Shares Outstanding	8,443,884	7,209,865	7,849,973	7,206,275
Weighted Average Diluted Shares Outstanding	8,443,884	7,209,865	7,849,973	7,206,275

The accompanying notes are an integral part of these statements.

Part I (Continued)
Item 1 (Continued)

COLONY BANKCORP INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2010 AND 2009
AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	06/30/10	06/30/09	06/30/10	06/30/09

Net Income (Loss)	$521	$(6,397)	$1,205	$(5,319)

Other Comprehensive Income (Loss), Net of Tax
Gains on Securities Arising During the Year	3,113	1,368	3,815	1,148
Reclassification Adjustment	(63)	(146)	(579)	(1,675)

Change in Net Unrealized Gains (Losses) on Securities Available for Sale, Net of Reclassification Adjustment and Tax Effect	3,050	1,222	3,236	(527)

Comprehensive Income (Loss)	$3,571	$(5,175)	$4,441	$(5,846)

The accompanying notes are an integral part of these statements.

Part I (Continued)
Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$1,205	$(5,319)
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation	1,088	1,013
Provision for Loan Losses	6,650	17,580
Securities Gains	(878)	(2,538)
Amortization and Accretion	1,996	1,713
(Gain) Loss on Sale of Other Real Estate and Repossessions	449	(11)
Unrealized Loss on Other Real Estate	441	24
Gain on Sale of Property/Equipment	--	(75)
(Increase) Decrease in Cash Surrender Value of Life Insurance	13	(112)
Other Prepaids, Deferrals and Accruals, Net	5,992	(2,466)
	16,956	9,809
CASH FLOWS FROM INVESTING ACTIVITIES
Federal Home Loan Bank Stock	--	(73)
Purchases of Investment Securities Available for Sale	(179,428)	(314,588)
Proceeds from Maturities, Calls, and Paydowns of
Investment Securities:
Available for Sale	24,642	27,797
Held to Maturity	8	5
Proceeds from Sale of Investment Securities
Available for Sale	136,572	244,839
Increase in Interest-Bearing Deposits in Other Banks	(10,749)	(82)
(Increase) Decrease in Net Loans to Customers	58,538	(24,145)
Purchase of Premises and Equipment	(261)	(745)
Proceeds from Sale of Other Real Estate and Repossessions	4,286	5,000
Proceeds from Sale of Premises & Equipment	--	111
Other Additions and Adjustments	--	(17)
	33,608	(61,898)
CASH FLOWS FROM FINANCING ACTIVITIES
Noninterest-Bearing Customer Deposits	(6,793)	(6,127)
Interest-Bearing Customer Deposits	(42,428)	15,674
Federal Funds Purchased	--	10,423
Securities Sold Under Agreements to Repurchase	(15,000)	--
Dividends Paid On Common Stock	--	(1,408)
Dividends Paid On Preferred Stock	(700)	(490)
Proceeds from Issuance of Common Stock	5,078	--
Proceeds from Other Borrowed Money	19,000	19,000
Principal Payments on Other Borrowed Money	(20,000)	(19,000)
Proceeds from Secured Borrowings	1,667	--
Proceeds Allocated to Issuance of Preferred Stock	--	27,215
Proceeds Allocated to Warrants Issued	--	785
	(59,176)	46,072

Net (Decrease) in Cash and Cash Equivalents	(8,612)	(6,017)
Cash and Cash Equivalents at Beginning of Period	42,429	29,458
Cash and Cash Equivalents at End of Period	$33,817	$23,441

The accompanying notes are an integral part of these statements.

Part I (Continued)
Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

Presentation

Colony Bankcorp, Inc. (the Company) is a bank holding company located in Fitzgerald, Georgia. The Company merged all of its operations into one sole subsidiary effective August 1, 2008.  The consolidated financial statements include the accounts of Colony Bankcorp, Inc. and its wholly-owned subsidiary, Colony Bank (which includes its wholly-owned subsidiary, Colony Mortgage Corp.), Fitzgerald, Georgia.  All significant intercompany accounts have been eliminated in consolidation. The accounting and reporting policies of Colony Bankcorp, Inc. conform to generally accepted accounting principles and practices utilized in the commercial banking industry.  The Company has evaluated subsequent events for potential recognition and/or disclosure through August 13, 2010, the date the consolidated financial statements included in this quarterly input on Form 10-Q were issued.

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

June 30, 2010, approximately 85 percent of the Company’s loan portfolio was concentrated in loans secured by real estate.  A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector.  The continued downturn of the housing and real estate market that began in 2007 has resulted in an increase of problem loans secured by real estate.  These loans are centered primarily in the Company’s larger MSA markets.  Declining collateral real estate values that secure land development, construction and speculative real estate loans in the Company’s larger MSA markets have resulted in higher than normal loan loss provisions in 2010.  In addition, a large portion of the Company’s foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions.  Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.

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

Securities available for sale are reported at estimated fair value. Unrealized gains and losses on securities available for sale are excluded from earnings and are reported, net of deferred taxes, in accumulated other comprehensive income, a component of stockholders’ equity. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of impairment related to other factors is recognized in other comprehensive income.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses from sales of securities available for sale are computed using the specific identification method. This caption includes securities, which may be sold to meet liquidity needs arising from unanticipated deposit and loan fluctuations, changes in regulatory capital requirements, or unforeseen changes in market conditions.

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

Other Real Estate

Other real estate generally represents real estate acquired through foreclosure and is initially recorded at estimated fair value at the date of acquisition less costs to sell.  Losses from the acquisition of property in full or partial satisfaction of debt are recorded as loan losses. Properties are evaluated regularly to ensure the recorded amounts are supported by current fair values, and valuation allowances are recorded as necessary to reduce the carrying amount to fair value less estimated cost of disposal.  Routine holding costs and gains or losses upon disposition are included in other losses.

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

Accounting Standards Updates

Accounting Standards Update (ASU) No. 2009-16, “Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets.”  ASU 2009-16 amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets.  ASU 2009-16 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets.  ASU 2009-16 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period.  The provisions of ASU 2009-16 became effective on January 1, 2010 and did not have a significant impact on the Company’s financial statements.

ASU No. 2009-17, “Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.”  ASU 2009-17 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  ASU 2009-17 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements.  As further discussed below, ASU No. 2010-10, “Consolidations (Topic 810),” deferred the effective date of ASU 2009-17 for a reporting entity’s interests in investment companies.  The provisions of ASU 2009-17 became effective on January 1, 2010 and did not have a significant impact on the Company’s financial statements.

Part I (Continued)
Item 1 (Continued)

(1)  Summary of Significant Accounting Policies (Continued)

Accounting Standards Updates (Continued)

ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures About Fair Value Measurements.”  ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements.  ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy.  The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for the Company beginning January 1, 2011.  The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Company on January 1, 2010.

ASU No. 2010-20, “Receivables (Topic 830) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses.  Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment.  The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators.  ASU 2010-20 will be effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period.  Disclosures that relate to activity during a reporting period will be required for the Company’s financial statements that include periods beginning on or after January 1, 2011.

(2)  Cash and Balances Due from Banks

Components of cash and balances due from banks are as follows as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Cash on Hand and Cash Items	$9,907	$8,773
Noninterest-Bearing Deposits with Other Banks	10,264	17,223
	$20,171	$25,99

Part I (Continued)
Item 1 (Continued)

3)  Investment Securities

Investment securities as of June 30, 2010 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale:
U.S. Government Agencies Mortgage-Backed	$279,985	$5,198	$(151)	$285,032
State, County & Municipal	2,195	37	(8)	2,224
Corporate Obligations	2,000	114	(92)	2,022
Asset-Backed Securities	479	--	(347)	132
	$284,659	$5,349	$ (598)	$289,410

Securities Held to Maturity:
State, County and Municipal	$49	$3	$--	$52

The amortized cost and fair value of investment securities as of June 30, 2010, by contractual maturity, are shown hereafter.  Expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due After One Year Through Five Years	$215	$231	--	--
Due After Five Years Through Ten Years	1,966	2,102	$49	$52
Due After Ten Years	2,493	2,045	--	--
	4,674	4,378	49	52

Mortgage-Backed Securities	279,985	285,032	--	--
	$284,659	$289,410	$49	$52

Investment securities as of December 31, 2009 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale:
U.S. Government Agencies Mortgage-Backed	$258,433	$1,536	$(1,059)	$258,910
State, County & Municipal	4,027	75	(35)	4,067
Corporate Obligations	4,458	65	(385)	4,138
Asset-Backed Securities	479	--	(347)	132
	$267,397	$1,676	$(1,826)	$267,247

Securities Held to Maturity:
State, County and Municipal	$54	$3	$--	$57

Part I (Continued)
Item 1 (Continued)

3)  Investment Securities (Continued)

Proceeds from the sale of investments available for sale during first six months of 2010 totaled $136,572 compared to $244,839 for the first six months of 2009.  The sale of investments available for sale during 2010 resulted in gross realized gains of $878 and gross realized losses of $0 and the sale of investments available for sale during 2009 resulted in gross realized gain of $2,582 and losses of $44.

Investment securities having a carry value approximating $143,135 and $157,868 as of June 30, 2010 and December 31, 2009, respectively, were pledged to secure public deposits and for other purposes.

Information pertaining to securities with gross unrealized losses at June 30, 2010 and December 31, 2009 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

June 30, 2010
U.S. Government Agencies Mortgage-Backed	$28,258	$(151)	$--	$--	$28,258	$(151)
State, County and Municipal	--	--	1,005	(8)	1,005	(8)
Corporate Obligations	--	--	908	(92)	908	(92)
Asset-Backed Securities	--	--	132	(347)	132	(347)
	$28,258	$(151)	$2,045	$(447)	$30,303	$(598)

December 31, 2009
U.S. Government Agencies Mortgage-Backed	$114,223	$(1,056)	$419	$(3)	$114,642	$(1,059)
State, County and Municipal	--	--	1,425	(35)	1,425	(35)
Corporate Obligations	--	--	3,073	(385)	3,073	(385)
Asset-Backed Securities	--	--	132	(347)	132	(347)
	$114,223	$(1,056)	$5,049	$(770)	$119,272	$(1,826)

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

At June 30, 2010, the debt securities with unrealized losses have depreciated 1.94 percent from the Company’s amortized cost basis.  These securities are guaranteed by either U.S. Government, other governments, or U.S. corporations.  These unrealized losses relate principally to current interest rates for similar types of securities.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition.  As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

Part I (Continued)
Item 1 (Continued)

(4) Loans

The composition of loans as of  June 30, 2010 and December 31, 2009 was as follows:

	June 30, 2010	December 31, 2009

Commercial, Financial and Agricultural	$75,236	$80,984
Real Estate – Construction	93,719	113,117
Real Estate – Farmland	52,487	54,965
Real Estate – Other	582,883	626,994
Installment Loans to Individuals	36,493	38,383
All Other Loans	15,597	16,949
	$856,415	$931,392

Nonaccrual loans are loans for which principal and interest are doubtful of collection in accordance with original loan terms and for which accruals of interest have been discontinued due to payment delinquency.  Nonaccrual loans totaled $24,554 and $33,535 as of June 30, 2010 and December 31, 2009, respectively and total recorded investment in loans past due 90 days or more and still accruing interest approximated $0 and $31, respectively.

 (5)  Allowance for Loan Losses

Transactions in the allowance for loan losses are summarized below for six months ended June 30, 2010 and June 30, 2009 as follows:

	June 30, 2010	June 30, 2009

Balance, Beginning	$31,401	$17,016
Provision Charged to Operating Expenses	6,650	17,580
Loans Charged Off	(10,281)	(16,421)
Loan Recoveries	766	200

Balance, Ending	$28,536	$18,375

(6)  Premises and Equipment

Premises and equipment are comprised of the following as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009

Land	$7,813	$7,805
Building	23,709	23,642
Furniture, Fixtures and Equipment	14,558	14,365
Leasehold Improvements	993	993
Construction in Progress	--	7
	47,073	46,812

Accumulated Depreciation	(19,074)	(17,986)
	$27,999	$28,826

Depreciation charged to operations totaled $1,088 and $1,013 for June 30, 2010 and June 30, 2009, respectively.

Certain Company facilities and equipment are leased under various operating leases.  Rental expense approximated $192 and $181 for six months ended June 30, 2010 and June 30, 2009, respectively.

Part I (Continued)
Item 1 (Continued)

(7)  Goodwill and Intangible Assets

The following is an analysis of the goodwill and core deposit intangible asset activity for the six months ended June 30, 2010 and June 30, 2009:

	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009

Goodwill
Balance, Beginning	--	$2,412
Goodwill Acquired	--	--
Balance, Ending	--	$2,412

Net Core Deposit, Intangible
Balance, Beginning	$331	$367
Amortization Expense	(18)	(18)
Balance, Ending	$313	$349

The following table reflects the expected amortization for the core deposit intangible at June 30, 2010:

2010	$18
2011	36
2012	36
2013	36
2014 and thereafter	187
$313

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

Positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination.  Uncertain tax positions are initially recognized in the consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities.  Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts.  The company provides for interest and, in some cases, penalties on tax positions that may be challenged by the taxing authorities.  Interest expense is recognized beginning in the first period that such interest would begin accruing.  Penalties are recognized in the period that the Company claims the position in the tax return.  Interest and penalties on income tax uncertainties are classified within income tax expense in the consolidated statements of income.  Once the statute of limitations has passed, the Company reverses income tax expenses recorded.  For the six month period ended June 30, 2010, the expected Federal Income tax approximating $399,000 was reduced by actual permanent differences of $115,000, reversals of prior year over accruals of $157,000 and reversals of Fin 48 income taxes of $158,000.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis – The following table presents the recorded amount of the Company’s assets measured at fair value on a recurring basis as of June 30, 2010 aggregated by the level in the fair value hierarchy within which those measurements fall.

Part I (Continued)
Item 1 (Continued)

(9) Fair Value Measurements (Continued)

		Fair Value Measurements at Reporting Date Using
	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Recurring
Securities Available for Sale
Mortgage-backed	$285,032	$	---		$285,032	$	---
State,County & Municipal	2,224		---		2,224		---
Corporate Obligations	2,022		---		1,114		908
Asset-Backed Securities	132		---		---		132
	$289,410	$	---		$288,370		$1,040

Nonrecurring
Impaired Loans	$24,361	$	---	$	---		$24,361

Other Real Estate	$21,364	$	---	$	---		$21,364

Liabilities

The Company did not identify any liabilities that are required to be presented at fair value.

The table below presents a reconciliation and statement of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2010.

Available for
Sale Securities
(In Thousands)

Balance, Beginning	$982
Total Realized/Unrealized Gains (Losses) Included In
Loss on OTTI Impairment	---
Other Comprehensive Income	58
Purchases, Sales, Issuances and Settlements, Net	---
Transfers In and (Out) of Level 3	---

Balance, Ending	$1,040

(10) Deposits

The aggregate amount of overdrawn deposit accounts reclassified as loan balances totaled $208 and $232 as of June 30, 2010 and December 31, 2009.

Components of interest-bearing deposits as of June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010	December 31, 2009
Interest-Bearing Demand	$209,616	$220,168
Savings	36,962	34,851
Time, $100,000 and Over	293,918	364,064
Other Time	390,423	354,265
	$930,919	$973,348

Part I (Continued)
Item 1 (Continued)

(10) Deposits (Continued)

At June 30, 2010 and December 31, 2009, the Company had brokered deposits of $46,010 and $136,453 respectively.  Of the $46,010 brokered deposits at June 30, 2010, $34,334 represented Certificate of Deposits Account Registry Service (CDARS) reciprocal deposits in which customers placed core deposits into the CDARS program for FDIC insurance coverage and the Company received reciprocal brokered deposits in a like amount.  Thus, brokered deposits less the reciprocal deposits totaled $11,676 at June 30, 2010.  The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $100,000 was approximately $212,832 and $316,896 as of  June 30, 2010 and December 31, 2009, respectively.

As of  June 30, 2010 and December 31, 2009,  the scheduled maturities of certificates of deposits are as follows:

Maturity	June 30, 2010	December 31, 2009
One Year and Under	$478,635	$620,165
One to Three Years	196,617	94,055
Three Years and Over	9,089	4,109
	$684,341	$718,329

(11) Securities Sold Under Repurchase Agreements

The Company has securities sold under repurchase agreements in the amount of $25,000 at June 30, 2010.  Barclay’s Master Repurchase Agreement originated on June 26, 2008 with the initial draw of $20,000 on June 30, 2008.  The Repurchase Agreement matures on June 30, 2011 and had a one-time call option on December 30, 2009.  Interest payments are due quarterly at a fixed rate of 3.34 percent.  The Repurchase Agreement is secured by U.S. Government mortgage-backed securities.

South Street Securities Master Repurchase Agreement originated on October 27, 2008 with the initial draw of $20,000 on October 31, 2008 and the current draw of $5,000 on June 30, 2010.  The Repurchase Agreement is overnight borrowing at a floating interest rate.  Interest payments are due monthly, and at June 30, 2010, the floating interest rate was 0.85 percent.  The Repurchase Agreement is secured by U.S. Government mortgage-backed securities.

(12) Other Borrowed Money

Other borrowed money at June 30, 2010 and December 31, 2009 is summarized as follows:

	June 30, 2010	December 31, 2009
Secured Borrowings	$1,667	$--
Federal Home Loan Bank Advances	90,000	91,000
	$91,667	$91,000

Advances from the Federal Home Loan Bank (FHLB) have maturities ranging from 2010 to 2019 and interest rates ranging from 0.29  percent to 4.75 percent.  Under the Blanket Agreement for Advances and Security Agreement with the FHLB, residential first mortgage loans and cash balances held by the FHLB are pledged as collateral for the FHLB advances outstanding.  At June 30, 2010, the Company had available line of credit commitments totaling $194,680, of which $104,620 was available.

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

Part I (Continued)
Item 1 (Continued)

(12) Other Borrowed Money (Continued)

The aggregate stated maturities of  other borrowed money at June 30, 2010 are as follows:

Year	Amount
2010	$20,667
2011	--
2012	41,000
2013 and Thereafter	30,000
$91,667

The Company also has available federal funds lines of credit with various financial institutions totaling $47,000, of which $0 was outstanding at June 30, 2010.

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

The Preferred Stock qualifies as Tier 1 capital and pays cumulative cash dividends quarterly at a rate of 5 percent per annum for the first five years, and 9 percent per annum thereafter.  The Preferred Stock is non-voting, other than class voting rights on certain matters that could adversely affect the Preferred Stock.  The Preferred Stock may be redeemed by the Company on or after February 15, 2012 at the liquidation preference of $1,000 per share plus any accrued and unpaid dividends.  Prior to this date, the Preferred Stock may not be redeemed unless the Company has received aggregate gross proceeds from one or more qualified equity offerings of any Tier 1 perpetual preferred or common stock of the Company equal to $7.0 million.  Subject to certain limited exceptions, until January 9, 2012, or such earlier time as all Preferred Stock has been redeemed, the Company will not, without the Treasury’s consent, be able to increase its dividend rate per share of common stock or repurchase its common stock.

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

(14) Subordinated Debentures (Trust Preferred Securities)

During the second quarter of 2004, the Company formed a third subsidiary whose sole purpose was to issue $4,500 in Trust Preferred Securities through a pool sponsored by FTN Financial Capital Markets.  The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions.  At June 30, 2010, the floating rate securities had a 3.22 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 2.68 percent.

During the second quarter of 2006, the Company formed a fourth subsidiary whose sole purpose was to issue $5,000 in Trust Preferred Securities through a pool sponsored by SunTrust Capital Markets.  The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions.  At June 30, 2010 the floating-rate securities had a 2.03 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 1.50 percent.

During the first quarter of 2007, the Company formed a fifth subsidiary whose sole purpose was to issue $9,000 in Trust Preferred Securities through a pool sponsored by Trapeza Capital Management, LLC.  The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions.  At June 30, 2010, the floating-rate securities had a 2.18 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 1.65 percent.  Proceeds from this issuance were used to payoff the trust preferred securities with the first subsidiary formed in March 2002 as the Company exercised its option to call.

Part I (Continued)
Item 1 (Continued)

(14) Subordinated Debentures (Trust Preferred Securities) (Continued)

During the third quarter of 2007, the company formed a sixth subsidiary whose sole purpose was to issue $5,000 in Trust Preferred Securities through a pool sponsored by Trapeza Capital Management, LLC.  The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions.  At June 30, 2010, the floating-rate securities had a 1.74 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 1.40 percent.  Proceeds from this issuance were used to payoff the trust preferred securities with the second subsidiary formed in December 2002 as the Company exercised its option to call.

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

(15)  Restricted Stock – Unearned Compensation

In 1999, the board of directors of Colony Bankcorp, Inc. adopted a restricted stock grant plan which awards certain executive officers common shares of the Company.  The maximum number of shares (split-adjusted) which may be subject to restricted stock awards was 64,701.  To date, 77,052 split-adjusted shares have been issued under this plan and since the plan’s inception, 12,351 shares have been forfeited; thus, there are not any shares available for restricted stock awards at June 30, 2010.  The shares are recorded at fair market value (on the date granted) as a separate component of stockholders’ equity.  The cost of these shares is being amortized against earnings using the straight-line method over three years (the restriction period.)

In April 2004, the stockholders of Colony Bankcorp, Inc. adopted a restricted stock grant plan which awards certain executive officers common shares of the Company.  The maximum number of shares which may be subject to restricted stock awards (split-adjusted) is 143,500.  To date, 53,256 shares have been issued under this plan and since the plan’s inception 12,748 shares have been forfeited, thus remaining shares which may be subject to restricted stock awards are 102,992 at June 30, 2010.  During 2010, there has not been any shares of restricted stock issued and 1,400 shares have been forfeited.  The shares are recorded at fair market value (on the date granted) as a separate component of stockholders’ equity.  The cost of these shares is being amortized against earnings using the straight-line method over three years (the restriction period).

(16) Profit Sharing Plan

The Company has a profit sharing plan that covers substantially all employees who meet certain age and service requirements.  It is the Company’s policy to make contributions to the plan as approved annually by the board of directors.  The provision for the six  months ended June 30, 2010 was $0 compared to $(19) for the six months ended June 30, 2009.  The total provision for contributions to the plan was $0 for 2010, $(19) for 2009, and $206 for 2008.

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

At June 30, 2010 and December 31, 2009 the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	June 30, 2010	December 31, 2009

Loan Commitments	$49,279	$56,100
Standby Letters of Credit	1,493	1,475

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The

Part I (Continued)
Item 1 (Continued)

(17) Commitments and Contingencies (Continued)

commitments for equity lines of credit may expire without being drawn upon.  Therefore, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.

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

At June 30, 2010, a standby letter of credit in the amount of $60 was issued by Federal Home Loan Bank of Atlanta on behalf of Colony Bank.

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

Liabilities accrued under the plans totaled $1,252 and $1,299 as of June 30, 2010 and December 31, 2009, respectively.  Benefit payments under the contracts were $119 and $92 for the six month period ended June 30, 2010 and June 30, 2009, respectively.   Provisions charged to operations totaled $73 and $59 for the six month period ended June 30, 2010 and June 30, 2009, respectively.

Fee income recognized with deferred compensation plans totaled $113 and $112 for six month period ended June 30, 2010 and June 30, 2009, respectively.

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

The carrying amount and estimated fair values of the Company’s financial instruments as of June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
		(in thousands)

Assets
Cash and Short-Term Investments	$51,045	$51,045	$48,908	$48,908
Investment Securities Available for Sale	289,410	289,410	267,247	267,247
Investment Securities Held to Maturity	49	52	54	57
Federal Home Loan Bank Stock	6,345	6,345	6,345	6,345
Loans, Net	827,798	833,068	899,851	908,638

Liabilities
Deposits	1,008,365	1,012,141	1,057,586	1,059,037
Federal Funds Purchased	--	--	--	--
Subordinated Debentures	24,229	24,229	24,229	24,229
Securities Sold Under Agreements to Repurchase	25,000	25,555	40,000	40,671
Other Borrowed Money	91,667	94,920	91,000	91,703

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  The amounts and ratios as defined in regulations are presented hereafter.  Management believes, as of June 30, 2010, the company meets all capital adequacy requirements to which it is subject under the regulatory framework for prompt corrective action.  In the opinion of management, there are no conditions or events since prior notification of capital adequacy from the regulators that have changed the institution’s category.

The following table summarizes regulatory capital information as of June 30, 2010 and December 31, 2009 on a consolidated basis and for each significant subsidiary, as defined.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2010
Total Capital to Risk-Weighted Assets
Consolidated	$120,021	14.73%	$65,204	8.00%	NA	NA
Colony Bank	114,950	14.12	65,142	8.00	$81,428	10.00%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	109,606	13.45	32,602	4.00	NA	NA
Colony Bank	104,545	12.84	32,571	4.00	48,857	6.00

Tier 1 Capital to Average Assets
Consolidated	109,606	8.65	50,406	4.00	NA	NA
Colony Bank	104,545	8.26	50,638	4.00	63,297	5.00

Part I (Continued)
Item 1 (Continued)

20) Regulatory Capital Matters (Continued)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009
Total Capital to Risk-Weighted Assets
Consolidated	$118,848	13.07%	$76,768	8.00%	NA	NA
Colony Bank	117,756	12.97	72,622	8.00	$90,777	10.00%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	107,231	11.79	36,384	4.00	NA	NA
Colony Bank	106,161	11.69	36,311	4.00	54,466	6.00

Tier 1 Capital to Average Assets
Consolidated	107,231	8.30	51,708	4.00	NA	NA
Colony Bank	106,161	8.22	51,641	4.00	64,551	5.00

Part I (Continued)
Item 1 (Continued)

(21) Financial Information of Colony Bankcorp, Inc. (Parent Only)

The parent company’s balance sheets as of June 30, 2010 and December 31, 2009 and the related statements of income and comprehensive income and cash flows are as follows:

COLONY BANKCORP, INC. (PARENT ONLY)
BALANCE SHEETS
JUNE 30, 2010 AND DECEMBER 31, 2009

ASSETS	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

Cash	$4,427	$556
Premises and Equipment, Net	1,526	1,554
Investment in Subsidiaries, at Equity	116,318	111,451
Other	332	257

Totals Assets	$122,603	$113,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Dividends Payable	175	$175
Other	114	139
	289	314
Subordinated Debt	24,229	24,229

Stockholders’ Equity
Preferred Stock, Par Value $1,000 a Share; Authorized 10,000,000 Shares, Issued 28,000 Shares as of June 30, 2010	27,431	27,357
Common Stock, Par Value $1 a Share; Authorized 20,000,000 Shares, Issued 8,444,308 and 7,229,163 Shares as of June 30, 2010 and December 31, 2009, Respectively	8,444	7,229
Paid-In Capital	29,186	25,393
Retained Earnings	29,985	29,554
Restricted Stock - Unearned Compensation	(97)	(158)
Accumulated Other Comprehensive Loss, Net of Tax	3,136	(100)
	98,085	89,275

Total Liabilities and Stockholders' Equity	$122,603	$113,818

Part I (Continued)
Item 1 (Continued)

(21) Financial Information of Colony Bankcorp, Inc. (Parent Only) (Continued)

COLONY BANKCORP, INC. (PARENT ONLY)
STATEMENT OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND JUNE 30, 2009
(UNAUDITED)

	JUNE 30, 2010	JUNE 30, 2009

Income
Dividends from Subsidiaries	$7	$812
Management Fees	228	--
Other	58	52
	293	864
Expenses
Interest	248	386
Salaries and Employee Benefits	389	427
Other	380	430
	1,017	1,243

Income (Loss) Before Taxes and Equity in Undistributed Earnings of Subsidiaries	(724)	(379)
Income Tax (Benefits)	(298)	(400)

Income (Loss) Before Equity in Undistributed Earnings of Subsidiaries	(426)	21
Equity in Undistributed Earnings of Subsidiaries	1,631	(5,340)

Net Income (Loss)	1,205	(5,319)

Preferred Stock Dividends	700	665

Net Income (Loss) Available to Common Shareholders	$505	$(5,984)

Part I (Continued)
Item 1 (Continued)

(21) Financial Information of Colony Bankcorp, Inc. (Parent Only) (Continued)

COLONY BANKCORP, INC. (PARENT ONLY)
STATEMENT OF COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND JUNE 30, 2009
(UNAUDITED)

	JUNE 30, 2010	JUNE 30, 2009

Net Income (Loss)	$1,205	$(5,319)

Other Comprehensive Income, Net of Tax
Gains (Losses) on Securities Arising During Year	3,815	1,148
Reclassification Adjustment	(579)	(1,675)

Change in Net Unrealized Gains (Losses) on Securities Available for Sale, Net of Reclassification Adjustment and Tax Effects	3,236	(527)

Comprehensive Income (Loss)	$4,441	$(5,846)

Part I (Continued)
Item 1 (Continued)

(21) Financial Information of Colony Bankcorp, Inc. (Parent Only) (Continued)

COLONY BANKCORP, INC. (PARENT ONLY)
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND JUNE 30, 2009
(UNAUDITED)

	2010	2009

Cash Flows from Operating Activities
Net Income (Loss)	$1,205	$(5,319)
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided from Operating Activities
Depreciation and Amortization	104	144
Equity in Undistributed Earnings of Subsidiary	(1,631)	5,340
Other	(156)	(591)
	(478)	(426)
Cash Flows from Investing Activities
Capital Infusion in Subsidiary	--	(25,500)
Purchases of Premises and Equipment	(29)	(95)
	(29)	(25,595)
Cash Flows from Financing Activities
Dividends Paid Preferred Stock	(700)	(490)
Dividends Paid Common Stock	--	(1,408)
Proceeds from Issuance of Common Stock	5,078	--
Proceeds Allocated to Issuance of Preferred Stock	--	27,215
Proceeds Allocated to Warrants Issued	--	785
	4,378	26,102

Net Increase (Decrease) in Cash	3,871	81

Cash, Beginning	556	2

Cash, Ending	$4,427	$83

Part I (Continued)
Item 1 (Continued)

(22) Earnings Per Share

Basic and diluted earnings per share are computed and presented hereafter.  Basic earnings per share is calculated and presented based on income available to common stockholders divided by the weighted average number of shares outstanding during the reporting periods.  Diluted earnings per share reflects the potential dilution of restricted stock.  The following presents earnings per share for the three months and six months ended June 30, 2010 and 2009, respectively, under the requirements of Statement 128:

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
	Income Numerator	Common Shares Denominator	EPS	Income Numerator	Common Shares Denominator	EPS

Basic EPS
Income (Loss) Available to Common Stockholders	$171	8,444	$0.02	$(6,747)	7,210	$(0.94)

Dilutive Effect of Potential Common Stock
Restricted Stock		0			0

Diluted EPS
Income (Loss) Available to Common Stockholders
After Assumed Conversions of Dilutive Securities	$171	8,444	$0.02	$(6,747)	7,210	$(0.94)

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
	Income Numerator	Common Shares Denominator	EPS	Income Numerator	Common Shares Denominator	EPS

Basic EPS
Income (Loss) Available to Common Stockholders	$505	7,850	$0.06	$(5,984)	7,206	$(0.83)

Dilutive Effect of Potential Common Stock
Restricted Stock		0			0

Diluted EPS
Income (Loss) Available to Common Stockholders
After Assumed Conversions of Dilutive Securities	$505	7,850	$0.06	$(5,984)	7,206	$(0.83)

Part I (Continued)
Item 1 (Continued)

(23) Subsequent Event

The Company engaged Hudson & Marshall Auction Company to auction bank-owned OREO properties located in coastal Georgia and South Carolina solely for Colony in a non-absolute auction that was held on July 24, 2010.  On June 30, 2010, Colony had current appraisals from qualified appraisers on the listed properties to support OREO balances reflected on the balance sheet; however, bids received for the properties were at distressed or fire-sale prices due to the slow and sluggish real estate market.  The Company deemed prudent to accept bids less than appraised value as continued holding of these properties would require Colony to deviate from its normal line of banking business and be in a separate business line of real estate development and oversight.  Bids in the amount of $2,435,500 were received on properties with a total OREO balance of $4,147,131, thus a shortfall that will require a write down of $1,711,631 during third quarter 2010.  It is anticipated that consummation of the transactions will occur prior to September 30, 2010.  The effect of this transaction as if it had occurred on June 30, 2010 is detailed below:

	Pro Forma Income Statement (Dollars in Thousands)
	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010

Net interest income	$9,596	$19,274
Provision for possible loan losses	3,400	6,650
Noninterest income	2,019	4,559
Noninterest expense	9,408	17,721

Income (loss) before income taxes	(1,193)	(538)
Income taxes (benefits)	(584)	(613)

Net income (loss)	(609)	75

Preferred stock dividends	350	700

Net income (loss) available to common shareholders	$(959)	$(625)

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

Part I (Continued)
Item 2 (Continued)

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of June 30, 2010 and 2009, and results of operations for each of the three months and six months in the periods ended June 30, 2010 and 2009.  This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 34 percent federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.

Dollar amounts in tables are stated in thousands, except for per share amounts.

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense.  Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities.  Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets.  Net income available to shareholders totaled $171 thousand, or $0.02 diluted per common share, in three months ended June 30, 2010 compared to net loss available to shareholders of $6.75 million, or $(0.94) diluted per common share, in three months ended June 30, 2009.  Net income available to shareholders totaled $505 thousand, or $0.06 diluted per common share, in six months ended June 30, 2010 compared to net loss available to shareholder of $5.98 million, or $(0.83) diluted per common share, in six months ended June 30, 2009.

Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009

Taxable-equivalent net interest income	$9,640	$10,006	$19,363	$19,146
Taxable-equivalent adjustment	44	67	89	147

Net interest income	9,596	9,939	19,274	18,999
Provision for possible loan losses	3,400	13,355	6,650	17,580
Noninterest income	2,019	1,996	4,559	5,954
Noninterest expense	7,696	8,295	16,009	15,652

Income (loss) before income taxes	$519	(9,715)	1,174	(8,279)
Income Taxes (Benefits)	(2)	(3,318)	(31)	(2,960)

Net income (loss)	$521	$(6,397)	$1,205	$(5,319)

Preferred stock dividends	350	350	700	665

Net income (loss) available to common shareholders	$171	$(6,747)	$505	$(5,984)

Net income (loss) available to common shareholders:
Basic	$0.02	$(0.94)	$0.06	$(0.83)
Diluted	$0.02	$(0.94)	$0.06	$(0.83)
Return on average assets	0.05%	(2.10)%	0.08%	(0.94)%
Return on average common equity	0.72%	(32.81)%	1.09%	(14.45)%

Part I (Continued)
Item 2 (Continued)

Net income from operations for three months ended June 30, 2010 increased $6.9 million, or 108.14 percent, compared to the same period in 2009.  The increase was primarily the result of a decrease of $599 thousand in noninterest expense, an increase of $23 thousand in noninterest income and a decrease of $9.96 million in provision for possible loan loss.  This was offset by a decrease of $343 thousand in net interest income, and an increase of $3.32 million in income taxes.  This increase resulted in an income tax benefit of $2 thousand for June 30, 2010.

Net income for six months ended June 30, 2010 increased $6.52 million, or 122.65 percent, compared to the same period a year ago.  The increase was primarily the result of a decrease of $10.93 million in provision for possible loan loss and an increase of $275 thousand in net interest income.  This was offset by an increase of $357 thousand in noninterest expense, a decrease of $1.40 million in noninterest income and an increase of $2.93 million in income taxes.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 80.87 percent of total revenue for six months ended June 30, 2010 and 76.13 percent for the same period a year ago.

Net interest margin is the taxable-equivalent net interest income as a percentage of average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Company’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit has ranged from 3.25 percent to 7.75 percent during 2007 to 2010.  At year end 2007, the prime rate was 7.25 percent and with the 400 basis point reduction during 2008 the prime rate ended the year at 3.25 percent and remained at 3.25 percent for second quarter 2010.  The federal funds rate moved similar to prime rate with interest rates ranging from .25 percent to 4.75 percent during 2007 to 2010.  At year end 2007, the federal funds rate was 4.25 percent and with the 400 basis point reduction during 2008 the federal funds rate ended the year at 0.25 percent and remained at 0.25 percent for second quarter 2010.  We anticipate the Federal Reserve remaining neutral with interest rate policy in 2010, which will likely result in Colony’s net interest margin being flat the balance of 2010.

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

Part I (Continued)
Item 2 (Continued)

Rate/Volume Analysis

The rate/volume analysis presented hereafter illustrates the change from June 30, 2009 to June 30, 2010 for each component of the taxable equivalent net interest income separated into the amount generated through volume changes and the amount generated by changes in the yields/rates.

	Changes from June 30, 2009 to June 30, 2010
($ in thousands)	Volume	Rate	Total

Interest Income
Loans, Net-taxable	$(2,251)	$(58)	$(2,309)

Investment Securities
Taxable	894	(1,300)	(406)
Tax-exempt	(151)	1	(150)
Total Investment Securities	743	(1,299)	(556)

Interest-Bearing Deposits in other Banks	---	8	8

Federal Funds Sold	35	(6)	29

Other Interest - Earning Assets	---	17	17
Total Interest Income	(1,473)	(1,338)	(2,811)

Interest Expense
Interest-Bearing Demand and Savings Deposits	58	(85)	(27)
Time Deposits	255	(3,084)	(2,829)
Federal Funds Purchased and Repurchase Agreements	(128)	60	(68)
Subordinated Debentures	---	(138)	(138)
Other Borrowed Money	10	24	34

Total Interest Expense	195	(3,223)	(3,028)
Net Interest Income	$(1,668)	$1,885	$217

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

The Company maintains about 30 percent of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years.  The liabilities to fund assets are primarily in short term certificate of deposits that mature within one year.  This balance sheet composition has allowed the Company to be relatively constant with its net interest margin until 2008.  During 2006 interest rates increased 100 basis points and during 2007 interest rates decreased 100 basis points.  The 100 basis point decrease by the Federal Reserve in 2007 followed by 400 basis point decrease in 2008 resulted in significant pressure in net interest margins.  Net interest margin increased to 3.18 percent for six months ended June 30, 2010 compared to 3.17 percent for the same period a year ago.  Given the Federal Reserve’s aggressive posture during 2008 that ended the year with a range of 0 – 0.25 percent federal funds target rate and remained the same through second quarter 2010, we anticipate a relatively flat net interest margin in 2010.

Taxable-equivalent net interest income for six months ended June 30, 2010 increased $217 thousand, or 1.13 percent compared to the same period a year ago. The fluctuation between the comparable periods resulted from the negative impact of the significant decrease in interest rates.  The average volume of earning assets during six months ended June 30, 2010 increased $10.8 million compared to the same period a year ago while over the same period the net interest margin increased by 1 basis point from 3.17 percent to 3.18 percent.  Growth in average earning assets during 2010 was primarily in federal funds sold and investment securities.  The increase in the net interest margin in 2010 was primarily the result of the Federal Reserve reducing interest rates that allowed the Company to reduce its cost of funds.

The average volume of loans decreased $75.0 million in six months ended June 30, 2010 compared to the same period a year ago.  The average yield on loans decreased 2 basis points in six months ended June 30, 2010 compared to the same period a year ago. The average volume of investment securities increased $42.7 million in six months ended June 30, 2010 compared to the same year ago period, while the average yield on investment securities decreased 100 basis points for the same period comparison.  The average volume of deposits increased $42.6 million in six months ended June 30, 2010 compared to the same period a year ago, with interest-bearing deposits increasing $31.2 million in six months ended June 30, 2010.  Accordingly, the ratio of average interest-bearing deposits to total average deposits was 92.32 percent in six months ended June 30, 2010 compared to 93.13 percent in the same period a year ago.  This deposit mix, combined with a general decrease in market rates, had the effect of (i) decreasing the average cost of total deposits by 64 basis points in six months ended June 30, 2010 compared to the same period a year ago and, (ii) mitigating a portion of the impact of decreasing yields on earning assets.

The Company’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.01 percent in six months ended June 30, 2010 compared to 2.93 percent in the same period a year ago. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $6.65 million in six months ended June 30, 2010 compared to $17.58 million in the same period a year ago.   See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Part I (Continued)
Item 2 (Continued)

Noninterest Income

The components of noninterest income were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009

Service Charges on Deposit Accounts	$936	$1,042	$1,843	$2,030
Other Charges, Commissions and Fees	288	252	558	488
Other	619	360	1,140	679
Mortgage Fee Income	79	121	140	219
Securities Gains	97	221	878	2,538

Total	$2,019	$1,996	$4,559	$5,954

Total noninterest income for three months ended June 30, 2010 increased $23 thousand, or 1.15 percent compared to the same period  year ago.  Total noninterest income for six months ended June 30, 2010 decreased $1.40 million, or 23.43 percent, compared to the same year ago period.  Reduction in noninterest income was primarily in securities gains.  Changes in these items and the other components of noninterest income are discussed in more detail below.

Service Charges on Deposit Accounts.  Service charges on deposit accounts for three months ended June 30, 2010 decreased $106 thousand, or 10.17 percent, compared to the same period a year ago.  Service charges on deposit accounts for the six months ended June 30, 2010 decreased $187 thousand, or 9.21 percent compared to the same year ago period.

Mortgage Fee Income.  Mortgage fee income for three months ended June 30, 2010 decreased $42 thousand, or 34.71 percent, compared to the same period year ago.   Mortgage fee income for six months ended June 30, 2010 decreased $79 thousand, or 36.07 percent, compared to the same year ago period.  The company anticipates fee income to continue to show a decrease over the previous year due to the current mortgage market and slowing economy.

All Other Noninterest Income.  Other charges, commissions and fees and other income for three months ended June 30, 2010 was $907 thousand compared to $612 thousand in the same year ago period, or an increase of 48.20 percent.  Other charges, commissions and fees, and other income for six months ended June 30, 2010 was $1.70 million compared to $1.17 million in the same year ago period, or a decrease of 45.50 percent.  The increase in 2010 was from a death benefit on BOLI insurance plan in the amount of $212 thousand.

Securities Gains.  The Company realized gains from the sale of securities of $97 thousand in three months ended June 30, 2010  compared to $221 thousand in the same year ago period and realized gains from the sale of securities of $878 thousand in six months ended June 30, 2010 compared to $2.54 million in the same year ago period.

Part I (Continued)
Item 2 (Continued)

Noninterest Expense

The components of noninterest expense were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009

Salaries and Employee Benefits	$3,510	$3,583	$7,064	$7,390
Occupancy and Equipment	1,098	1,041	2,206	2,050
Other	3,088	3,671	6,739	6,212

Total	$7,696	$8,295	$16,009	$15,652

Total noninterest expense for three months ended June 30, 2010 decreased $599 thousand, or 7.22 percent, compared to the same period a year ago. Total noninterest expense for six months ended June 30, 2010 increased $357 thousand, or 2.28 percent, compared to the same period a year ago.  These items and the changes in the various components of noninterest expense are discussed in more detail below.

Salaries and Employee Benefits.  Salaries and employee benefits expense for three months ended June 30, 2010 decreased $73 thousand, or 2.04 percent, compared to the same period a year ago.  Salaries and employee benefits expense for the six months ended June 30, 2010 decreased $326 thousand, or 4.41 percent, compared to the same year ago period.  The slowing economy and lack of growth resulted in decreases in headcount as a result of normal attrition in both periods.  Restructuring due to consolidation efforts initiated during 2008 also reduced salaries and benefits.

Occupancy and Equipment.  Occupancy and equipment expense has remained relatively flat in both periods with an increase of $57   thousand for three months ended June 30, 2010 compared to the same year ago period and an increase of $156 thousand for six months ended June 30, 2010 compared to the same year ago period.

All Other Non-Interest Expense.  All other noninterest expense for three months ended June 30, 2010 decreased $583 thousand, or 15.88 percent compared to the same year ago period.  All other noninterest expense for six months ended June 30, 2010 increased $527 thousand, or 8.48 percent compared to the same year ago period.  Significant amounts impacting the comparable periods include the FDIC insurance assessment and repossession/foreclosure expenses.  For the six months ended June 30, 2010, FDIC insurance assessments decreased to $970 thousand from $1.7 million in the same year ago period, or a decrease of 42.94 percent and credit related foreclosure and repossession expenses increased to $804 thousand from $451 thousand in the same year ago period, or an increase of 78.27 percent.  FDIC insurance premiums for the entire banking industry have been adjusted up by the FDIC to maintain the FDIC reserve at adequate levels, while the Company has experienced a significant increase in credit related expenses due to the elevation of non-performing assets.  In addition the Company realized a loss on the sale or writedown of OREO property during first half 2010 of $890 thousand compared to $13 thousand during the first half of 2009.

Part I (Continued)
Item 2 (Continued)

Sources and Uses of Funds

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the assets in which those funds are invested as a percentage of the Company’s average total assets for the period indicated. Average assets totaled $1.29 billion in six months ended June 30, 2010 compared to $1.28 billion in six months ended June 30, 2009.

	Six Months Ended June 30
Source of Funds:	2010		2009
Deposits:
Noninterest-Bearing	$80,332	6.23%	$68,988	5.41%
Interest-Bearing	965,933	74.97	934,731	73.28
Federal Funds Purchased and Repo Agreements	29,175	2.26	41,352	3.24
Long-Term Debt and Other Borrowings	115,799	8.99	115,229	9.03
Other Noninterest-Bearing Liabilities	4,565	0.35	6,250	0.49
Equity Capital	92,709	7.2	109,002	8.55
Total	$1,288,513	100.00%	$1,275,552	100.00%

Uses of Funds:
Loans	$855,529	66.40%	$943,903	74.00%
Securities	273,559	21.23	230,832	18.1
Federal Funds Sold	32,483	2.52	7,736	0.61
Interest-Bearing Deposits in Other Banks	18,717	1.45	395	0.03
Other Interest-Earning Assets	6,345	0.49	6,309	0.49
Other Noninterest-Earning Assets	101,880	7.91	86,377	6.77
Total	$1,288,513	100.00%	$1,275,552	100.00%

Deposits continue to be the Company’s primary source of funding.  Over the comparable periods, the relative mix of deposits continues to be high in interest-bearing deposits.  Interest-bearing deposits totaled 92.32 percent of total average deposits in six months ended June 30, 2010 compared to 93.13 percent in the same period a year ago.

The Company primarily invests funds in loans and securities.  Loans continue to be the largest component of the Company’s mix of invested assets.  Total loans were $856 million at June 30, 2010, down 8.05 percent, compared to loans of $931 million at December 31, 2009.  See additional discussion regarding the Company’s loan portfolio in the section captioned “Loans” included elsewhere in this discussion.  The majority of funds provided by deposit growth have been invested in investment securities.

Loans

The following table presents the composition of the Company’s loan portfolio as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009

Commercial, Financial and Agricultural	$75,236	$80,984
Real Estate
Construction	93,719	113,117
Mortgage, Farmland	52,487	54,965
Mortgage, Other	582,883	626,993
Consumer	36,493	38,383
Other	15,597	16,950
	856,415	931,392
Unearned Interest and Fees	(81)	(140)
Allowance for Loan Losses	(28,536)	(31,401)

Loans	$827,798	$899,851

Part I (Continued)
Item 2 (Continued)

The following table presents total loans as of June 30, 2010 according to maturity distribution and/or repricing opportunity on adjustable rate loans:

Maturity and Repricing Opportunity	($ in Thousands)

One Year or Less	$523,446
After One Year through Three Years	286,961
After Three Years through Five Years	35,723
Over Five Years	10,285
$856,415

Overview. Loans totaled $856.4 million at June 30, 2010, down 8.05 percent from December 31, 2009 loans of $931.4 million.  The majority of the Company’s loan portfolio is comprised of the real estate loans-other, real estate construction and commercial, financial and agricultural.  Real estate-other, which is primarily 1-4 family residential properties and nonfarm nonresidential properties, made up 68.06 percent and 67.32 percent of total loans, real estate construction made up 10.94 percent and 12.15 percent, while commercial, financial, and agricultural based loans made up 8.79 percent and 8.70 percent of total loans at June 30, 2010 and December 31, 2009, respectively.

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

Commercial, Financial and Agricultural.  Commercial, financial and agricultural loans at June 30, 2010 decreased 7.10 percent from December 31, 2009 to $75.2 million. The Company’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Company’s loan policy guidelines.

Part I (Continued)
Item 2 (Continued)

Collateral Concentrations.  Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions.  The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk, particularly with the current economic downturn in the real estate market.  At June 30, 2010, approximately 85 percent of the Company’s loan portfolio was concentrated in loans secured by real estate.  A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector.  The continued downturn of the housing and real estate market that began in 2007 has resulted in an increase of problem loans secured by real estate.  These loans are centered primarily in the Company’s larger MSA markets.  Declining collateral real estate values that secure land development, construction and speculative real estate loans in the Company’s larger MSA markets have resulted in higher than normal loan loss provisions in 2010.  In addition, a large portion of the Company’s foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions.  Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.

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

	June 30, 2010			December 31, 2009

		Period End Balances			Period End Balances
	Number of			Number of
	Relationships	Committed	Outstanding	Relationships	Committed	Outstanding

Large Credit Relationships:
$10 million and greater	2	$26,372	$26,372	3	$43,142	$40,332
$5 million to $9.9 million	6	$37,466	$38,139	6	$39,159	$38,965

Maturities and Sensitivities of Loans to Changes in Interest Rates.  The following table presents the maturity distribution of the Company’s loans at June 30, 2010.  The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate.

	Due in One Year or Less	After One, but Within Three Years	After Three, but Within Five Years	After Five Years	Total

Loans with fixed interest rates	$264,946	$284,957	$35,581	$9,723	$595,207
Loans with floating interest rates	258,500	2,004	142	562	261,208

Total	$523,446	$286,961	$35,723	$10,285	$856,415

The Company may renew loans at maturity when requested by a customer whose financial strength appears to support such renewal or when such renewal appears to be in the Company’s best interest. In such instances, the Company generally requires payment of accrued interest and may adjust the rate of interest, require a principal reduction or modify other terms of the loan at the time of renewal.

Part I (Continued)
Item 2 (Continued)

Non-Performing Assets and Potential Problem Loans

Non-performing assets and accruing past due loans as of June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010	December 31, 2009

Loans Accounted for on Nonaccrual	$24,554	$33,535
Loans Past Due 90 Days or More	0	31
Other Real Estate Foreclosed	21,364	19,705
Securities Accounted for on Nonaccrual	132	132
Total Nonperforming Assets	$46,050	$53,403

Nonperforming Assets as a Percentage of:
Total Loans and Foreclosed Assets	5.25%	5.62%
Total Assets	3.68%	4.09%
Supplemental Data:
Trouble Debt Restructured Loans
In Compliance with Modified Terms	22,247	9,269
Trouble Debt Restructured Loans
Past Due 30-89 Days	2,159	459
Accruing Past Due Loans:
30-89 Days Past Due	$16,165	$25,547
90 or More Days Past Due	0	31
Total Accruing Past Due Loans	$16,165	$25,578

Non-performing assets include non-accrual loans, loans past due 90 days or more, foreclosed real estate and nonaccrual securities.   Non-performing assets at June 30, 2010 decreased 13.77 percent from December 31, 2009.

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

Part I (Continued)
Item 2 (Continued)

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

	June 30, 2010		December 31, 2009

	Reserve	% *	Reserve	% *

Commercial, Financial and Agricultural	$4,280	9%	$4,710	9%
Real Estate – Construction	7,134	11%	7,850	12%
Real Estate – Farmland	856	6%	942	6%
Real Estate – Other	12,556	68%	13,816	67%
Loans to Individuals	2,568	4%	2,826	4%
All Other Loans	1,142	2%	1,257	2%
Total	$28,536	100%	$31,401	100%

*	Loan balance in each category expressed as a percentage of total end of period loans.

Activity in the allowance for loan losses is presented in the following table. There were no charge-offs or recoveries related to foreign loans during any of the periods presented.

Part I (Continued)
Item 2 (Continued)

The following table presents an analysis of the Company’s loan loss experience for the periods indicated.

	Three Months Ended	Three Months Ended
($ in thousands)	June 30, 2010	June 30, 2009

Allowance for Loan Losses at Beginning of Quarter	$29,696	$18,996

Charge-Off
Commercial, Financial and Agricultural	298	201
Real Estate – Construction & Land Development	2,257	7,029
Real Estate – Residential	1,147	3,137
Real Estate – Nonfarm Residential	1,120	3,560
Consumer	68	118
All Other	160	31
	5,050	14,076
Recoveries
Commercial, Financial and Agricultural	53	7
Real Estate – Construction & Land Development	31	11
Real Estate – Residential	234	30
Real Estate – Nonfarm Residential	22	3
Consumer	139	46
All Other	11	3
	490	100

Net Charge-Offs	4,560	13,976

Provision for Loan Losses	3,400	13,355

Allowance for Loan Losses at End of Quarter	$28,536	$18,375

Ratio of Net Charge-Offs to Average Loans	0.53%	1.45%

The allowance for loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The provision for loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for loan losses decreased $9.96 million from $13.36 million in three months ended June 30, 2009 to $3.40 million in three months ended June 30, 2010.  The provision for loan losses charged to earnings was based upon management’s judgment of the amount necessary to maintain the allowance at an adequate level to absorb losses inherent in the loan portfolio at quarter-end.  The amount each period is dependent upon many factors, including changes in the risk ratings of the loan portfolio, net charge-offs, past due ratios, the value of collateral, and other environmental factors that include portfolio loan quality indicators; portfolio growth and composition of commercial real estate and concentrations; portfolio policies, procedures, underwriting standards, loss recognition, collection and recovery practices; local economic business conditions; and the experience, ability, and depth of lending management and staff.  Of significance to changes in the allowance during the second quarter was the provision of $3.40 million.  Charge-offs consisted of three construction and land development totaling $1.68 million and two nonfarm properties totaling $0.68 million.  The remainder of the charge-offs were made up of several small loans, most of which were real estate dependent loans.  The large charge-offs were attributable to significant declines in collateral value based upon current real estate values.  Charge-offs for second quarter 2009 totaled $13.98 million.  Charge-offs largely consisted of four construction and land development loans totaling $5.98 million; two multifamily residential property loans totaling $2.5 million; and one nonfarm nonresidential loan totaling $2.87 million.  The remainder of the charge-offs were made up of several small loans, most of which were real estate dependent loans.  All of the large charge-offs were attributable to significant declines in collateral value based upon current real estate values.

Provisions continue to be higher than normal primarily due to the elevated risk of residential real estate and land development loans that began during 2007 with the housing and real estate downturn.  Nonperforming assets as a percentage of total loans and foreclosed assets decreased to 5.25 percent at June 30, 2010 compared to 5.94 percent at March 31, 2010 and 5.62 percent at December 31, 2009.  Total nonperforming assets at June 30, 2010 were $46.1 million, of which $24.9 million were construction, land development and

Part I (Continued)
Item 2 (Continued)

other land loans; $6.5 million were 1-4 family residential properties; $2.6 million were multifamily residential properties; $9.4 million were nonfarm nonresidential properties; $1.5 million were farmland properties; and the remainder of nonperforming assets totaling $1.2 million were commercial and consumer loans.  All of the classified loans greater than $50 thousand, including the nonperforming loans, are reviewed throughout the quarter for impairment review.  Total nonperforming assets at June 30, 2009 were $46.3 million, of which $23.0 million were construction, land development and other land loans; $1.2 million were farmland; $5.3 million were 1-4 family residential properties; $4.9 million were multifamily properties; $10.5 million were nonfarm nonresidential properties; and the remainder of nonperforming assets totaling $1.4 million were commercial and consumer loans.  The allowance for loan losses of $28.54 million at June 30, 2010 was 3.33 percent of total loans which compares to $29.7 million at March 31, 2010, or 3.35 percent of total loans and to $31.4 million at December 31, 2009, or 3.37 percent.  Unusually high levels of loan loss provision have been required as Company management addresses asset quality deterioration.  While the nonperforming loans as a percentage of total loans was 2.87 percent, 3.92 percent, 3.60 percent, respectively as of June 30, 2010, March 31, 2010 and December 31, 2009, the Company’s allowance for loan losses as a percentage of nonperforming loans was 116.22 percent, 85.47 percent, 93.55 percent, respectively as of June 30, 2010, March 31, 2010, and December 31, 2009.  We continue to identify new problem loans, though at a slower pace than in previous quarters.

While the allowance for loan losses decreased from $29.70 million, or 3.35 percent of total loans at March 31, 2010 to $28.54 million, or 3.33 percent of total loans at June 30, 2010, the Company also reflected a decrease in nonperforming loans from $34.7 million at March 31, 2010 to $24.6 million at June 30, 2010.  The allowance for loan losses is inherently judgmental, nevertheless the Company’s methodology is consistently applied based on standards for current accounting by creditors for impairment of a loan and allowance allocations determined in accordance with accounting for contingencies.  Loans individually selected for impairment review consist of all loans classified substandard that are $50 thousand and over.  The remaining portfolio is analyzed based on historical loss data.  Loans selected for individual review where no individual impairment amount is identified do not receive any contribution to the allowance for loan losses based on historical data.  Historical loss rates are updated annually to provide the annual loss rate which is applied to the appropriate portfolio grades.  In addition, the Company has also segmented its real estate portfolio into thirteen separate categories and captured loan loss experience for each category.  Most of the company’s charge-offs the past two years have been real estate dependent loans and we believe this segmentation provides more accuracy in determining allowance for loan loss adequacy.  During fourth quarter 2009, the company changed its methodology for the look back period for determination of charge-off experience.  Previously, the Company utilized the average of the charge-off experience for the preceding five years, but changed to a one year look back.  This resulted in approximately $12 million additional loan loss provision, but was considered prudent by management to adhere to guidance by regulatory authorities to lower the look back period in light of current economic conditions.  In addition, environmental factors as discussed earlier are evaluated for any adjustments needed to the allowance for loan losses determination produced by individual loan impairment analysis and remaining portfolio segmentation analysis.  The allowance for loan losses determination is based on reviews throughout the year and an environmental analysis at year end.

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

Net charge-offs in three months ended June 30, 2010 decreased $9.42 million compared to the same period a year ago.  Net charge-offs of 0.53 percent for second quarter 2010 annualizes to 2.12 percent.  Net charge-offs were fairly consistent during 2007, 2006 and 2005; however, the net charge-offs increased significantly in 2008 and 2009 primarily from the write-down of nonperforming credits to appraised values.  We anticipate an elevated amount of charge-offs in 2010 as problem credits run through the collection process to resolution.

The allowance for loan losses is $1.16 million less than the prior quarter end, after factoring in net-charge offs, additional provisions, and the normal determination for an adequate funding level, management believes the level of the allowance for loan losses was adequate as of June 30, 2010.  Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

Part I (Continued)
Item 2 (Continued)

($ in thousands)	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

Allowance for Loan Losses at Beginning of Quarter	$31,401	$17,016

Charge-Off
Commercial, Financial and Agricultural	533	286
Real Estate – Construction & Land Development	3,788	7,849
Real Estate – Residential	2,983	3,858
Real Estate – Nonfarm Residential	2,377	3,937
Consumer	251	273
All Other	349	218
	10,281	16,421
Recoveries
Commercial, Financial and Agricultural	73	15
Real Estate – Construction & Land Development	32	27
Real Estate – Residential	370	46
Real Estate – Nonfarm Residential	79	3
Consumer	195	106
All Other	17	3
	766	200

Net Charge-Offs	9,515	16,221

Provision for Loan Losses	6,650	17,580

Allowance for Loan Losses at End of Quarter	$28,536	$18,375

Ratio of Net Charge-Offs to Average Loans	1.07%	1.69%

The allowance for loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The provision for loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for loan losses decreased $10.93 million from $17.58 million in six months ended June 30, 2009 to $6.65 million in six months ended June 30, 2010.  Of significance to changes in the allowance for loan losses during first half 2010 was net charge-offs of $9.5 million.  Charge-offs largely consisted of five construction and land development loans totaling $2.8 million; two 1-4 family residence property of $0.78 million; two multifamily residential property loans totaling $0.48 million; and four nonfarm nonresidential loan totaling $1.64 million.  The remainder of the charge-offs were made up of several small loans most of which were real estate dependent loans.  All of the large charge-offs were attributable to significant declines in collateral value based upon current real estate values.

Net charge-offs in six months ended June 30, 2010 decreased $6.71 million compared to the same period a year ago.  Net charge-offs of 1.07 percent for first half of 2010 annualizes to 2.14 percent.  Net charge-offs were fairly consistent during 2007, 2006 and 2005; however, the net charge-offs increased significantly in 2008 and 2009 primarily from the write-down of non-performing credits to appraised values.  We anticipate an elevated amount of charge-offs in 2010 as problem credits run through the collection process to resolution.

Management believes the level of the allowance for loan losses was adequate as of June 30, 2010. Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

Part I (Continued)
Item 2 (Continued)

Investment Portfolio

The following table presents carrying values of investment securities held by the Company as of June 30, 2010 and December 31, 2009.

($ in thousands)	June 30, 2010	December 31, 2009

State, County and Municipal	$2,273	$4,122
Corporate Obligations	2,022	4,138
Asset-Backed Securities	132	132

Investment Securities	4,427	8,392
Mortgage-Backed Securities	285,032	258,909
Total Investment Securities and
Mortgage Backed Securities	$289,459	$267,301

The following table represents maturities and weighted-average yields of investment securities held by the Company as of June 30, 2010.  (Mortgage backed securities are based on the average life at the projected speed, while Agencies, State and Political subdivisions  and Corporates reflect anticipated calls being exercised.)

	Within 1 Year		After 1 Year But Within 5 Years		After 5 Years But Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount		Yield

Mortgage-Backed Securities	$8,701	1.47%	$185,493	2.64%	$90,838	3.64%	$	---	---%

State, County, and Municipal	1,054	4.05	434	4.92	785	3.69		---	---

Corporate Obligations	---	---	---	---	1,114	5.67		908	3.50

Asset-Backed Securities	---	---	---	---	---	---		--- 132	0.00

Total Investment Portfolio	$9,755	1.75%	$185,927	2.65%	$92,737	3.67%		$1,040	2.37%

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

At June 30, 2010, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10 percent of the Company’s shareholders’ equity.

The average yield of the securities portfolio was 2.80 percent in six months ended June 30, 2010 compared to 3.80 percent in the same period a year ago. The decrease in the average yield over the comparable periods primarily resulted from reinvestment of proceeds from the sale of mortgage-backed securities into lower yielding securities and the lower yield on securities as the Federal Reserve began lowering interest rates during 2008.

Part I (Continued)
Item 2 (Continued)

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the three month periods ended June 30, 2010 and June 30, 2009.

	June 30, 2010		June 30, 2009
	Average	Average	Average	Average
($ in thousands)	Amount	Rate	Amount	Rate

Noninterest-Bearing Demand Deposits	$80,332		$68,988
Interest-Bearing Demand and Savings Deposits	254,099	0.72%	239,340	0.78%
Time Deposits	711,834	2.24%	695,391	3.10%

Total Deposits	$1,046,265	1.70%	$1,003,719	2.34%

The following table presents the maturities of the Company's time deposits as of June 30, 2010.

	Time	Time
	Deposits	Deposits
	$100,000	Less Than
($ in thousands)	or Greater	$100,000	Total

Months to Maturity
3 or Less	$82,784	$81,139	$163,923
Over 3 through 12 Months	130,048	184,664	314,712
Over 12 Months through 36 Months	79,722	116,895	196,617
Over 36 Months	1,364	7,725	9,089

	$293,918	$390,423	$684,341

Average deposits increased $42.55 million to $1.05 billion at June 30, 2010 from $1.00 billion at June 30, 2009.  The increase  included an increase of $11.3 million, or 16.4 percent, related to noninterest-bearing deposits.  Accordingly the ratio of average noninterest-bearing deposits to total average deposits was 7.68 percent for six months ended June 30, 2010 compared to 6.87 percent for six months ended June 30, 2009.  The general decrease in market rates, had the effect of (i) decreasing the average cost of total deposits by 64 basis points in six months ended June 30, 2010 compared to the same period a year ago; and (ii) mitigating a portion of the impact of decreasing yields on earning assets.

Total average interest-bearing deposits increased $31.2 million, or 3.34 percent in six months ended June 30, 2010 compared to the same period a year ago.  The increase in average deposits at June 30, 2010 compared to June 30, 2009 was primarily in interest bearing demand accounts and time deposits.  With the current interest rate environment, it appears that many customers continue to maintain time deposit accounts, with the prevalent investment period continuing to be short term time deposits.

The Company supplements deposit sources with brokered deposits.  As of June 30, 2010, the Company had $46.0 million, or 4.56 percent of total deposits, in brokered certificates of deposit attracted by external third parties.

Part I (Continued)
Item 2 (Continued)

Off-Balance-Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of June 30, 2010.  Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payments Due by Period

	1 Year or Less		More than 1 Year but Less Than 3 Years		3 Years or More but Less Than 5 Years		5 Years or More	Total
Contractual obligations:
Subordinated debentures	$	----	$	----	$	----	$24,229	$24,229
Federal Funds purchased and repurchase agreements		25,000		----		----	----	25,000
Secured Borrowings		1,667		----		----	----	1,667
Federal Home Loan Bank advances		19,000		41,000		----	30,000	90,000
Operating leases		129		230		54	----	413
Deposits with stated maturity dates		478,635		196,617		9,033	56	684,341

		524,431		237,847		9,087	54,285	825,650
Other commitments:
Loan commitments		49,279		----		----	----	49,279
Standby letters of credit		1,493		----		----	----	1,493
Standby letter of credit issued by
Federal Home Loan Bank for Bank		60		----		----	----	60

		50,832		----		----	----	50,832
Total contractual obligations and Other commitments		$575,263		$237,847		$9,087	$54,285	$876,482

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

Loan Commitments. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for possible loan losses. Loan commitments outstanding at June 30, 2010 are included in the table above.

Standby Letters of Credit.  Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. The Company’s policies generally require that standby letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit outstanding at June 30, 2010 are included in the table above.

Capital and Liquidity

At June 30, 2010, stockholders’ equity totaled $98.1 million compared to $89.3 million at December 31, 2009. In addition to net income of $1.21 million, other significant changes in stockholders’ equity during six months ended June 30, 2010 included $700

Part I (Continued)
Item 2 (Continued)

thousand of dividends declared and an increase of $48 thousand resulting from the amortization of the stock grant plan and a decrease of $56 thousand from equity stock grant adjustment.  The Company increased stockholders’ equity by $5.1 million through the sale of common stock through a private placement stock offering.  The accumulated other comprehensive income (loss) component of stockholders’ equity totaled $3.14 million at June 30, 2010 compared to $(100) thousand at December 31, 2009. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale. Under regulatory requirements, the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. Tier 1 capital consists of common stock and qualifying preferred stockholders’ equity less goodwill.  Tier 2 capital consists of certain convertible, subordinated and other qualifying debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets.  The Company has no Tier 2 capital other than the allowance for loan losses and gain on marketable equity securities.

Using the capital requirements presently in effect, the Tier 1 ratio as of June 30, 2010 was 13.45 percent and total Tier 1 and 2 risk-based capital was 14.73 percent.  Both of these measures compare favorably with the regulatory minimum to be adequately capitalized  of 4 percent for Tier 1 and 8 percent for total risk-based capital.  The Company’s Tier 1 leverage ratio as of June 30, 2010 was 8.65 percent, which exceeds the required ratio standard of 4 percent.

For six months ended June 30, 2010, average capital was $92.7 million, representing 7.20 percent of average assets for the year.   This compares to 8.55 percent for six months ended June 30, 2009 and 8.21 percent for calendar year 2009.

The Company suspended cash dividends beginning in the third quarter of 2009 and paid cash dividends of $0.15 per common share during the first half of 2009.

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

The investment portfolio provides a ready means to raise cash if liquidity needs arise.  As of June 30, 2010, the Company held $289.4 million in bonds (excluding FHLB stock), at current market value in the available for sale portfolio.  At December 31, 2009, the available for sale bond portfolio totaled $267.2 million.  Only marketable investment grade bonds are purchased.  Although most of the banks’ bond portfolios are encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for a sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it primarily determines the Company’s liquidity posture.  Colony had ratios of loans to deposits of 84.9 percent as of June 30, 2010 and 88.1 percent at December 31, 2009.  Management employs alternative funding sources when deposit balances will not meet loan demands.  The ratios of loans to all funding sources (excluding Subordinated Debentures) at June 30, 2010 and December 31, 2009 were 76.1 percent and 78.4 percent, respectively.  Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources.  The stability of the banks’ core deposit base is an important factor in Colony’s liquidity position.  A heavy percentage of the deposit base is comprised of accounts of individuals and small business with comprehensive banking relationships and limited volatility.  At June 30, 2010 and December 31, 2009, Colony had $294.0 million and $364.1 million in certificates of deposit of $100,000 or more.  These larger deposits represented 29.2 percent and 34.4 percent of respective total deposits.  Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed.  Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

Local market deposit sources proved insufficient to fund the strong loan growth trends at Colony over the past several years.  The Company supplemented deposit sources with brokered deposits.  As of June 30, 2010, the Company had $46.0 million, or 4.56 percent

Part I (Continued)
Item 2 (Continued)

of total deposits, in brokered certificates of deposit attracted by external third parties.  Additionally, Colony uses external wholesale or Internet services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed.

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

Return on Assets and Stockholders’ Equity

The following table presents selected financial ratios for each of the periods indicated.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009

Return on Assets (1)	0.05%	(2.10)%	0.08%	(0.94)%

Return on Avg. Total Equity (1)	0. 72%	(24.60)%	1.09%	(10.98)%

Dividend Payout	0.00%	NM (2)	0.00%	NM (2)

Avg. Total Equity to Avg. Assets	7.45%	8.55%	7.20%	8.55%

Dividends Declared	$0.00	$0.049	$0.00	$0.146

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

BUSINESS
General

Colony Bankcorp, Inc. (the “Company” or “Colony”) is a Georgia business corporation which was incorporated on November 8, 1982.  The Company was organized for the purpose of operating as a bank holding company under the Federal Bank Holding Company Act of 1956, as amended, and the bank holding company laws of Georgia (Georgia Laws 1976, p. 168, et. seq.).  On July 22, 1983, the Company, after obtaining the requisite regulatory approvals, acquired 100 percent of the issued and outstanding common stock of Colony Bank (formerly Colony Bank of Fitzgerald and The Bank of Fitzgerald), Fitzgerald, Georgia, through the merger of the Bank with a subsidiary of the Company which was created for the purpose of organizing the Bank into a one-bank holding company.  Since that time, Colony Bank has operated as a wholly-owned subsidiary of the Company.  Our business is conducted primarily through our wholly-owned subsidiary, which provides a broad range of banking services to its retail and commercial

Part I (Continued)
Item 2 (Continued)

customers.  The company headquarters are located at 115 South Grant Street, Fitzgerald, Georgia 31750, its telephone number is 229-426-6000 and its Internet address is http://www.colonybank.com.  We operate twenty-nine domestic banking offices and one mortgage company office and at June 30, 2010, we had approximately $1.25 billion in total assets, $827.80 million in total loans, $1.01 billion in total deposits and $98.1 million in stockholder’s equity.  Deposits are insured, up to applicable limits, by the Federal Deposit Insurance Corporation.

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

On April 2, 1998, the Company was listed on Nasdaq National Market.  The Company’s common stock trades on the Nasdaq Stock Market under the symbol “CBAN”.  The Company presently has approximately 2,101 shareholders as of June 30, 2010.  “The Nasdaq Stock Market” or “Nasdaq” is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting and order execution systems.  This market also provides specialized automation services for screen-based negotiations of transactions, on-line comparison of transactions, and a range of informational services tailored to the needs of the securities industry, investors and issuers.  The Nasdaq Stock Market is operated by The Nasdaq Stock Market, Inc., a wholly-owned subsidiary of the National Association of Securities Dealers, Inc.

Part I (Continued)
Item 3

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

AVERAGE BALANCE SHEETS	Six Months Ended			Six Months Ended
	June 30, 2010			June 30, 2009
	Average	Income/	Yields/	Average	Income/	Yields/
($ in thousands)	Balances	Expense	Rates	Balances	Expense	Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Interest and fees Taxable (1)	$886,999	$26,538	5.98%	$962,029	$28,847	6.00%
Investment Securities
Taxable	271,379	3,767	2.78%	223,455	4,173	3.73%
Tax-Exempt (2)	2,180	65	5.96%	7,377	215	5.83%
Total Investment Securities	273,559	3,832	2.80%	230,832	4,388	3.80%
Interest-Bearing Deposits	18,717	8	0.09%	395	--	--
Federal Funds Sold	32,483	40	0.25%	7,736	11	0.28%
Interest-Bearing Other Assets	6,345	17	0.54%	6,309	--	--
Total Interest-Earning Assets	1,218,103	$30,435	5.00%	1,207,301	$33,246	5.51%
Non-interest-Earning Assets
Cash and Cash Equivalents	19,710			23,916
Allowance for Loan Losses	(31,470)			(18,126)
Other Assets	82,170			62,461
Total Noninterest-Earning Assets	70,410			68,251
Total Assets	$1,288,513			$1,275,552
Liabilities and Stockholders' Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$254,099	$909	0.72%	$239,340	$936	0.78%
Other Time	711,834	7,961	2.24%	695,391	10,790	3.10%
Total Interest-Bearing Deposits	965,933	8,870	1.84%	934,731	11,726	2.51%
Other Interest-Bearing Liabilities
Other Borrowed Money	91,570	1,586	3.46%	91,000	1,552	3.41%
Subordinated Debentures	24,229	248	2.05%	24,229	386	3.19%
Federal Funds Purchased and Repurchase Agreements	29,175	368	2.52%	41,352	436	2.11%
Total Other Interest-Bearing Liabilities	144,974	2,202	3.04%	156,581	2,374	3.03%
Total Interest-Bearing Liabilities	1,110,907	$11,072	1.99%	1,091,312	$14,100	2.58%
Noninterest-Bearing Liabilities and
Stockholders' Equity
Demand Deposits	80,332			68,988
Other Liabilities	4,565			6,250
Stockholders' Equity	92,709			109,002
Total Noninterest-Bearing Liabilities and Stockholders' Equity	177,606			184,240
Total Liabilities and Stockholders' Equity	$1,288,513			$1,275,552

Interest Rate Spread			3.01%			2.93%
Net Interest Income		$19,363			$19,146
Net Interest Margin			3.18%			3.17%

(1)
The average balance of loans includes the average balance of nonaccrual loans.  Income on such loans is recognized and recorded on the cash basis.  Taxable equivalent adjustments totaling $67 and $74 for six month periods ended June 30, 2010 and 2009, respectively, are included in tax-exempt interest on loans.

(2)
Taxable-equivalent adjustments totaling $22 and $74 for six month periods ended June 30, 2010 and 2009, respectively, are included in tax-exempt interest on investment securities.  The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

Part I (Continued)
Item 3

Colony Bankcorp, Inc. and Subsidiary
Interest Rate Sensitivity

The following table is an analysis of the Company’s interest rate-sensitivity position at June 30, 2010.  The interest-bearing rate-sensitivity gap, which is the difference between interest-earning assets and interest-bearing liabilities by repricing period, is based upon maturity or first repricing opportunity, along with a cumulative interest rate-sensitivity gap.  It is important to note that the table indicates a position at a specific point in time and may not be reflective of positions at other times during the year or in subsequent periods.  Major changes in the gap position can be, and are, made promptly as market outlooks change.

	Assets and Liabilities Repricing Within
	3 Months or Less	4 to 12 Months		1 Year	1 to 5 Years		Over 5 Years	Total
($ in Thousands)

EARNING ASSETS:
Interest-Bearing Deposits	$17,228	$	---	$17,228	$	---	---	$17,228
Federal Funds Sold	13,646		---	13,646		---	---	13,646
Investment Securities	1,040		8,436	9,476		185,988	93,995	289,459
Loans, Net of Unearned Income	331,556		191,849	523,405		322,643	10,286	856,334
Other Interest-Bearing Assets	6,345		---	6,345		---	---	6,345

Total Interest-Earning Assets	369,815		200,285	570,100		508,631	104,281	1,183,012

INTEREST-BEARING LIABILITIES:
Interest-Bearing Demand Deposits (1)	209,616		---	209,616		---	---	209,616
Savings (1)	36,962		---	36,962		---	---	36,962
Time Deposits	163,923		314,712	478,635		205,650	56	684,341
Other Borrowings (2)	20,667		---	20,667		41,000	30,000	91,667
Subordinated Debentures	24,229		---	24,229		---	---	24,229
Federal Funds Purchased	---		---	---		---	---	---
Repurchase Agreements	5,000		20,000	25,000		---	---	25,000

Total Interest-Bearing Liabilities	460,397		334,712	795,109		246,650	30,056	1,071,815

Interest Rate-Sensitivity Gap	(90,582)		(134,427)	(225,009)		261,981	74,225	111,197

Cumulative Interest-Sensitivity Gap	(90,582)		(225,009)	(225,009)		36,972	111,197

Interest Rate-Sensivitiy Gap as a Percentage of Interest-Earning Assets	(7.66)%		(11.36)%	(19.02)%		22.15%	6.27%

Cumulative Interest Rate-Sensitivity as as a Percentage of Interest-Earning Assets	(7.66)%		(19.02)%	(19.02)%		3.13%	9.40%

(1)  Interest-bearing Demand and Savings Accounts for repricing purposes are considered to reprice within 3 months or less.
(2)  Short-term borrowings for repricing purposes are considered to reprice within 3 months or less.

Part I (Continued)
Item 3

The foregoing table indicates that we had a one year negative gap of ($225) million, or (19.02) percent of total assets at June 30, 2010.  In theory, this would indicate that at June 30, 2010, $225 million more in liabilities than assets would reprice if there were a change in interest rates over the next 365 days.  Thus, if interest rates were to increase, the gap would indicate a resulting decrease in net interest margin.  However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity.  In addition, the interest rate spread between an asset and our supporting liability can vary significantly while the timing of repricing of both the assets and our supporting liability can remain the same, thus impacting net interest income.  This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposits.

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

During the quarter ended June 30, 2010, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None

ITEM 1A – RISK FACTORS

N/A

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 30, 2010, Colony Bankcorp, Inc. accepted the subscriptions of several investors in a private placement offering to accredited investors under an exemption from registration contained in Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D under the Securities Act.  The Company offered a maximum of 1,216,545 shares of its common stock at a price of $4.11 per share for purchasers after the directors and executive officers of the Company.  The price was determined using a twenty day average trading price as quoted on NASDAQ Stock Market immediately prior to the beginning of the offering.  The price for directors and officers was determined by NASDAQ Rules to be the closing bid price immediately preceding the entering into a binding agreement to purchase the shares.  This price ranged from $4.25 to $4.50 per share.

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

Date:	August 13, 2010	Al D. Ross,
President and Chief Executive Officer

Date:	August 13, 2010	Terry L. Hester, Executive Vice President and
Chief Financial Officer