Form 10-Q
period 2010-09-30
COLONY BANKCORP INC
filed 2010-11-12
CIK 711669

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR QUARTER ENDED SEPTEMBER 30, 2010	COMMISSION FILE NUMBER 0-12436

COLONY BANKCORP, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

GEORGIA	58-1492391
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE ACT).

YES    ☐              NO    ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS	OUTSTANDING AT NOVEMBER 12, 2010
COMMON STOCK, $1 PAR VALUE	8,444,308

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

PART 1.   FINANCIAL INFORMATION
ITEM 1

FINANCIAL STATEMENTS

THE FOLLOWING FINANCIAL STATEMENTS ARE PROVIDED FOR COLONY BANKCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY BANK, COLONY BANK

A.	CONSOLIDATED BALANCE SHEETS – SEPTEMBER 30, 2010 AND DECEMBER 31, 2009.

B.	CONSOLIDATED STATEMENTS OF INCOME – FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009.

C.	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009.

D.	CONSOLIDATED STATEMENTS OF CASH FLOWS – FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009.

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING SOLELY OF NORMAL RECURRING ADJUSTMENTS) NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2010 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

Part I (Continued)
Item 1  (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(DOLLARS IN THOUSANDS)

	September 30, 2010	December 31, 2009
ASSETS	(Unaudited)	(Audited)

Cash and Cash Equivalents
Cash and Due from Banks	$21,243	$25,996
Federal Funds Sold	13,327	16,433
	34,570	42,429
Interest-Bearing Deposits	21,285	6,479
Investment Securities
Available for Sale, at Fair Value	270,793	267,247
Held to Maturity, at Cost (Fair Value of $52 and $57, as of September 30, 2010 and December 31, 2009, Respectively)	50	54
	270,843	267,301

Federal Home Loan Bank Stock, at Cost	6,300	6,345
Loans	849,983	931,392
Allowance for Loan Losses	(27,754)	(31,401)
Unearned Interest and Fees	(68)	(140)
	822,161	899,851
Premises and Equipment	27,578	28,826
Other Real Estate	20,738	19,705
Other Intangible Assets	304	331
Other Assets	27,710	35,822
Total Assets	$1,231,489	$1,307,089

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest-Bearing	$76,149	$84,239
Interest-Bearing	929,083	973,348
	1,005,232	1,057,587
Borrowed Money
Securities Sold Under Agreements to Repurchase	25,000	40,000
Subordinated Debentures	24,229	24,229
Other Borrowed Money	76,469	91,000
	125,698	155,229

Other Liabilities	4,600	4,999
Commitments and Contingencies
Stockholders' Equity
Preferred Stock, No Par Value; Authorized 10,000,000 Shares, Issued 28,000 Shares	27,468	27,357
Common Stock, Par Value $1 a Share; Authorized 20,000,000 Shares, Issued 8,444,308 and 7,229,163 Shares as of September 30, 2010 and December 31, 2009, Respectively	8,444	7,229
Paid-In Capital	29,186	25,393
Retained Earnings	28,564	29,554
Restricted Stock - Unearned Compensation	(70)	(159)
Accumulated Other Comprehensive Income (Loss), Net of Tax	2,367	(100)
	95,959	89,274
Total Liabilities and Stockholders' Equity	$1,231,489	$1,307,089

The accompanying notes are an integral part of these statements.

Part I (Continued)
Item 1  (Continued)
COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	9/30/2010	9/30/2009	9/30/2010		9/30/2009
Interest Income
Loans, Including Fees	$12,899	$14,569		$39,370	$43,342
Federal Funds Sold	28	3		68	14
Deposits with Other Banks	10	--		27	--
Investment Securities
U.S. Government Agencies	1,448	1,932		5,119	5,886
State, County and Municipal	26	59		74	207
Corporate Obligations and Asset-Backed Securities	23	74		113	287
Dividends on Other Investments	7	13		15	13
	14,441	16,650		44,786	49,749
Interest Expense
Deposits	4,309	5,202		13,179	16,928
Federal Funds Purchased	182	222		549	658
Borrowed Money	888	922		2,722	2,860
	5,379	6,346		16,450	20,446

Net Interest Income	9,062	10,304		28,336	29,303
Provision for Loan Losses	4,200	4,000		10,850	21,580
Net Interest Income After Provision for Loan Losses	4,862	6,304		17,486	7,723

Noninterest Income
Service Charges on Deposits	879	1,125		2,722	3,155
Other Service Charges, Commissions and Fees	291	259		849	747
Mortgage Fee Income	89	129		229	352
Securities Gains	922	609		1,800	3,147
Other	483	210		1,623	889
	2,664	2,332		7,223	8,290
Noninterest Expenses
Salaries and Employee Benefits	3,474	3,556		10,538	10,946
Occupancy and Equipment	1,149	1,132		3,355	3,182
Other	4,492	3,416		11,231	9,632
	9,115	8,104		25,124	23,760

Income (Loss) Before Income Taxes	(1,589)	532		(415)	(7,747)
Income Tax (Benefits) Expense	(555)	164		(586)	(2,796)
Net Income (Loss)	(1,034)	368		171	(4,951)
Preferred Stock Dividends	350	350		1,050	1,015
Net Income (Loss) Available to Common Stockholders	$(1,384)	$18	$	(879)	$(5,966)
Net Income (Loss) Per Share of Common Stock
Basic	$(0.16)	$0.00		$(0.11)	$(0.83)
Diluted	$(0.16)	$0.00		$(0.11)	$(0.83)
Cash Dividends Declared Per Share of Common Stock	$.00	$0.00		$0.00	$0.15
Weighted Average Basic Shares Outstanding	8,447,855	7,217,006		8,049,267	7,209,852
Weighted Average Diluted Shares Outstanding	8,447,855	7,217,006		8,049,267	7,209,852

The accompanying notes are an integral part of these statements.

Part I (Continued)
Item 1 (Continued)

COLONY BANKCORP INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	09/30/10	09/30/09	09/30/10	09/30/09

Net Income (Loss)	$(1,034)	$368	$171	$(4,951)

Other Comprehensive Income (Loss), Net of Tax
Gains (Losses) on Securities Arising During the Year	(161)	710	3,654	1,858
Reclassification Adjustment	(609)	(402)	(1,188)	(2,077)

Change in Net Unrealized Gains (Losses) on Securities Available for Sale, Net of Reclassification Adjustment and Tax Effect	(770)	308	2,466	(219)

Comprehensive Income (Loss)	$(1,804)	$676	$2,637	$(5,170)

The accompanying notes are an integral part of these statements.

 Part I (Continued)
Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$171	$(4,951)
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation	1,631	1,561
Provision for Loan Losses	10,850	21,580
Securities Gains	(1,800)	(3,147)
Amortization and Accretion	2,982	2,743
Loss on Sale of Other Real Estate and Repossessions	1,691	104
Unrealized Loss on Other Real Estate	824	282
Gain on Sale of Property/Equipment	2	(79)
(Increase) Decrease in Cash Surrender Value of Life Insurance	1	(124)
Other Prepaids, Deferrals and Accruals, Net	6,255	(2,115)
	22,607	15,854
CASH FLOWS FROM INVESTING ACTIVITIES
Federal Home Loan Bank Stock	45	(73)
Purchases of Investment Securities Available for Sale	(250,973)	(450,470)
Proceeds from Maturities, Calls, and Paydowns of
Investment Securities:
Available for Sale	38,636	42,945
Held to Maturity	8	5
Proceeds from Sale of Investment Securities
Available for Sale	211,597	368,576
Increase in Interest-Bearing Deposits in Other Banks	(14,806)	(15)
(Increase) Decrease in Net Loans to Customers	54,488	(39,008)
Purchase of Premises and Equipment	(384)	(953)
Proceeds from Sale of Other Real Estate and Repossessions	8,794	7,673
Proceeds from Sale of Premises & Equipment	--	122
Other Additions and Adjustments	--	(32)
	47,405	(71,230)
CASH FLOWS FROM FINANCING ACTIVITIES
Noninterest-Bearing Customer Deposits	(8,103)	(7,152)
Interest-Bearing Customer Deposits	(44,265)	15,574
Federal Funds Purchased	--	3,423
Securities Sold Under Agreements to Repurchase	(15,000)	5,232
Dividends Paid On Common Stock	--	(1,760)
Dividends Paid On Preferred Stock	(1,050)	(840)
Proceeds from Issuance of Common Stock	5,078	--
Proceeds from Other Borrowed Money	19,000	19,000
Principal Payments on Other Borrowed Money	(39,000)	(19,000)
Proceeds from Secured Borrowings	5,469	--
Proceeds Allocated to Issuance of Preferred Stock	--	27,215
Proceeds Allocated to Warrants Issued	--	785
	(77,871)	42,477

Net (Decrease) in Cash and Cash Equivalents	(7,859)	(12,899)
Cash and Cash Equivalents at Beginning of Period	42,429	29,458
Cash and Cash Equivalents at End of Period	$34,570	$16,559

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

September 30, 2010, approximately 84 percent of the Company’s loan portfolio was concentrated in loans secured by real estate.  A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector.  The continued downturn of the housing and real estate market that began in 2007 has resulted in an increase of problem loans secured by real estate.  These loans are centered primarily in the Company’s larger MSA markets.  Declining collateral real estate values that secure land development, construction and speculative real estate loans in the Company’s larger MSA markets have resulted in high loan loss provisions in 2010.  In addition, a large portion of the Company’s foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions.  Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.

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

Intangible assets consist of core deposit intangibles acquired in connection with a business combination.  The core deposit intangible is initially recognized based on a valuation performed as of the consummation date.  The core deposit intangible is amortized by the straight-line method over the average remaining life of the acquired customer deposits.  Amortization periods are reviewed annually.

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

(2)  Cash and Balances Due from Banks

Components of cash and balances due from banks are as follows as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Cash on Hand and Cash Items	$9,128	$8,773
Noninterest-Bearing Deposits with Other Banks	12,115	17,223
	$21,243	$25,996

Part I (Continued)
Item 1  (Continued)

3)  Investment Securities

Investment securities as of September 30, 2010 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale:
U.S. Government Agencies
Mortgage-Backed	$261,463	$3,899	$(170)	$265,192
State, County & Municipal	3,265	76	--	3,341
Corporate Obligations	2,000	147	(19)	2,128
Asset-Backed Securities	479	--	(347)	132
	$267,207	$4,122	$(536)	$270,793

Securities Held to Maturity:
State, County and Municipal	$50	$2	$--	$52

The amortized cost and fair value of investment securities as of September 30, 2010, by contractual maturity, are shown hereafter.  Expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due After One Year Through Five Years	$501	$527	--	--
Due After Five Years Through Ten Years	2,753	2,947	$50	$52
Due After Ten Years	2,490	2,127	--	--
	5,744	5,601	50	52

Mortgage-Backed Securities	261,463	265,192	--	--
	$267,207	$270,793	$50	$52

Investment securities as of December 31, 2009 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale:
U.S. Government Agencies
Mortgage-Backed	$258,433	$1,536	$(1,059)	$258,910
State, County & Municipal	4,027	75	(35)	4,067
Corporate Obligations	4,458	65	(385)	4,138
Asset-Backed Securities	479	--	(347)	132
	$267,397	$1,676	$(1,826)	$267,247

Securities Held to Maturity:
State, County and Municipal	$54	$3	$--	$57

Part I (Continued)
Item 1  (Continued)

3)  Investment Securities (Continued)

Proceeds from the sale of investments available for sale during first nine months of 2010 totaled $211,597 compared to $368,576 for the first nine months of 2009.  The sale of investments available for sale during 2010 resulted in gross realized gains of $1,800 and gross realized losses of $0 and the sale of investments available for sale during 2009 resulted in gross realized gain of $3,205 and losses of $58.

Investment securities having a carry value approximating $141,348 and $157,868 as of September 30, 2010 and December 31, 2009, respectively, were pledged to secure public deposits and for other purposes.

Information pertaining to securities with gross unrealized losses at September 30, 2010 and December 31, 2009 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

September 30, 2010
U.S. Government Agencies
Mortgage-Backed	$31,652	$(170)	$--	$--	$31,652	$(170)
State, County and Municipal	--	--	--	--	--	--
Corporate Obligations	--	--	981	(19)	981	(19)
Asset-Backed Securities	--	--	132	(347)	132	(347)
	$31,652	$(170)	$1,113	$(366)	$32,765	$(536)

December 31, 2009
U.S. Government Agencies
Mortgage-Backed	$114,223	$(1,056)	$419	$(3)	$114,642	$(1,059)
State, County and Municipal	--	--	1,425	(35)	1,425	(35)
Corporate Obligations	--	--	3,073	(385)	3,073	(385)
Asset-Backed Securities	--	--	132	(347)	132	(347)
	$114,223	$(1,056)	$5,049	$(770)	$119,272	$(1,826)

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

At September 30, 2010, the debt securities with unrealized losses have depreciated 1.61 percent from the Company’s amortized cost basis.  These securities are guaranteed by either U.S. Government, other governments, or U.S. corporations.  These unrealized losses relate principally to current interest rates for similar types of securities.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition.  As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

Part I (Continued)
Item 1  (Continued)

(4) Loans

The composition of loans as of  September 30, 2010 and December 31, 2009 was as follows:

	September 30, 2010	December 31, 2009

Commercial, Financial and Agricultural	$79,585	$80,984
Real Estate – Construction	88,361	113,117
Real Estate – Farmland	51,958	54,965
Real Estate – Other	572,890	626,993
Installment Loans to Individuals	35,667	38,383
All Other Loans	21,522	16,950
	$849,983	$931,392

Nonaccrual loans are loans for which principal and interest are doubtful of collection in accordance with original loan terms and for which accruals of interest have been discontinued due to payment delinquency.  Nonaccrual loans totaled $26,628 and $33,535 as of September 30, 2010 and December 31, 2009, respectively and total recorded investment in loans past due 90 days or more and still accruing interest approximated $0 and $31, respectively.

 (5)  Allowance for Loan Losses

Transactions in the allowance for loan losses are summarized below for nine months ended September 30, 2010 and September 30, 2009 as follows:

	September 30, 2010	September 30, 2009

Balance, Beginning	$31,401	$17,016
Provision Charged to Operating Expenses	10,850	21,580
Loans Charged Off	(15,510)	(17,549)
Loan Recoveries	1,013	312

Balance, Ending	$27,754	$21,359

(6)  Premises and Equipment

Premises and equipment are comprised of the following as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

Land	$7,813	$7,805
Building	23,768	23,642
Furniture, Fixtures and Equipment	14,604	14,365
Leasehold Improvements	993	993
Construction in Progress	6	7
	47,184	46,812

Accumulated Depreciation	(19,606)	(17,986)
	$27,578	$28,826

Depreciation charged to operations totaled $1,631 and $1,561 for September 30, 2010 and September 30, 2009, respectively.

Certain Company facilities and equipment are leased under various operating leases.  Rental expense approximated $281 and $273 for nine months ended September 30, 2010 and September 30, 2009, respectively.

Part I (Continued)
Item 1  (Continued)

(7)  Goodwill and Intangible Assets

The following is an analysis of the goodwill and core deposit intangible asset activity for the nine months ended September 30, 2010 and September 30, 2009:

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009

Goodwill
Balance, Beginning	--	$2,412
Goodwill Acquired	--	--
Balance, Ending	--	$2,412

Net Core Deposit, Intangible
Balance, Beginning	$331	$367
Amortization Expense	(27)	(27)
Balance, Ending	$304	$340

The following table reflects the expected amortization for the core deposit intangible at September 30, 2010:

2010	$9
2011	36
2012	36
2013	36
2014 and thereafter	187
$304

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

Positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination.  Uncertain tax positions are initially recognized in the consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities.  Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts.  The Company provides for interest and, in some cases, penalties on tax positions that may be challenged by the taxing authorities.  Interest expense is recognized beginning in the first period that such interest would begin accruing.  Penalties are recognized in the period that the Company claims the position in the tax return.  Interest and penalties on income tax uncertainties are classified within income tax expense in the consolidated statements of income.  Once the statute of limitations has passed, the Company reverses income tax expenses recorded.  For the nine month period ended September 30, 2010, the expected Federal Income tax benefit approximating $131,000 was increased by actual permanent differences of $138,000, reversals of prior year over accruals of $159,000 and reversals of Fin 48 income taxes of $158,000.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis – The following table presents the recorded amount of the Company’s assets measured at fair value on a recurring basis as of September 30, 2010 aggregated by the level in the fair value hierarchy within which those measurements fall.

Part I (Continued)
Item 1  (Continued)

(9) Fair Value Measurements (Continued)

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	September 30, 2010
Recurring
Securities Available for Sale
Mortgage-backed	$265,192	$	---		$265,192	$	---
State,County & Municipal	3,341		---		3,341		---
Corporate Obligations	2,128		---		1,147		981
Asset-Backed Securities	132		---		---		132
	$270,793	$	---		$269,680		$1,113

Nonrecurring
Impaired Loans	$26,477	$	---	$	---		$26,477

Other Real Estate	$20,738	$	---	$	---		$20,738

Liabilities

The Company did not identify any liabilities that are required to be presented at fair value.

The table below presents a reconciliation and statement of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2010.

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)	Available for
Sale Securities
(In Thousands)

Balance, Beginning	$982
Total Unrealized Gains (Losses) Included In
Net Income	---
Other Comprehensive Income	131
Purchases, Sales, Issuances and Settlements, Net	---
Transfers In and (Out) of Level 3	---

Balance, Ending	$1,113

(10) Deposits

The aggregate amount of overdrawn deposit accounts reclassified as loan balances totaled $244 and $232 as of September 30, 2010 and December 31, 2009.

Components of interest-bearing deposits as of September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010	December 31, 2009

Interest-Bearing Demand	$204,059	$220,168
Savings	36,352	34,851
Time, $100,000 and Over	294,016	364,064
Other Time	394,656	354,265
	$929,083	$973,348

Part I (Continued)
Item 1  (Continued)

(10) Deposits (Continued)

At September 30, 2010 and December 31, 2009, the Company had brokered deposits of $37,650 and $136,453 respectively.  Of the $37,650 brokered deposits at September 30, 2010, $32,450 represented Certificate of Deposits Account Registry Service (CDARS) reciprocal deposits in which customers placed core deposits into the CDARS program for FDIC insurance coverage and the Company received reciprocal brokered deposits in a like amount.  Thus, brokered deposits less the reciprocal deposits totaled $5,200 at September 30, 2010.  The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $100,000 was approximately $213,462 and $316,896 as of  September 30, 2010 and December 31, 2009, respectively.

As of  September 30, 2010 and December 31, 2009,  the scheduled maturities of certificates of deposits are as follows:

Maturity	September 30, 2010	December 31, 2009
One Year and Under	$484,147	$620,165
One to Three Years	193,670	94,055
Three Years and Over	10,855	4,109
	$688,672	$718,329

(11) Securities Sold Under Repurchase Agreements

The Company has securities sold under repurchase agreements in the amount of $25,000 at September 30, 2010.  Barclay’s Master Repurchase Agreement originated on June 26, 2008 with the initial draw of $20,000 on June 30, 2008.  The Repurchase Agreement matures on June 30, 2011 and had a one-time call option on December 30, 2009.  Interest payments are due quarterly at a fixed rate of 3.34 percent.  The Repurchase Agreement is secured by U.S. Government mortgage-backed securities.

South Street Securities Master Repurchase Agreement originated on October 27, 2008 with the initial draw of $20,000 on October 31, 2008 and the current draw of $5,000 on September 30, 2010.  The Repurchase Agreement is overnight borrowing at a floating interest rate.  Interest payments are due monthly, and at September 30, 2010, the floating interest rate was 1.05 percent.  The Repurchase Agreement is secured by U.S. Government mortgage-backed securities.

(12) Other Borrowed Money

Other borrowed money at September 30, 2010 and December 31, 2009 is summarized as follows:

	September 30, 2010	December 31, 2009
Secured Borrowings	$5,469	$--
Federal Home Loan Bank Advances	71,000	91,000
	$76,469	$91,000

Advances from the Federal Home Loan Bank (FHLB) have maturities ranging from 2012 to 2019 and interest rates ranging from 3.17 percent to 4.75 percent.  Under the Blanket Agreement for Advances and Security Agreement with the FHLB, residential first mortgage loans and cash balances held by the FHLB are pledged as collateral for the FHLB advances outstanding.  At September 30, 2010, the Company had available line of credit commitments totaling $187,400, of which $116,340 was available.

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

Part I (Continued)
Item 1  (Continued)

(12) Other Borrowed Money (Continued)

The aggregate stated maturities of  other borrowed money at September 30, 2010 are as follows:

Year	Amount
2010	$5,469
2011	--
2012	41,000
2013 and Thereafter	30,000
$76,469

The Company also has available federal funds lines of credit with various financial institutions totaling $47,000, of which $0 was outstanding at September 30, 2010.

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

(14) Subordinated Debentures (Trust Preferred Securities)

During the second quarter of 2004, the Company formed a third subsidiary whose sole purpose was to issue $4,500 in Trust Preferred Securities through a pool sponsored by FTN Financial Capital Markets.  The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions.  At September 30, 2010, the floating rate securities had a 2.97 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 2.68 percent.

During the second quarter of 2006, the Company formed a fourth subsidiary whose sole purpose was to issue $5,000 in Trust Preferred Securities through a pool sponsored by SunTrust Capital Markets.  The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions.  At September 30, 2010 the floating-rate securities had a 1.79 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 1.50 percent.

During the first quarter of 2007, the Company formed a fifth subsidiary whose sole purpose was to issue $9,000 in Trust Preferred Securities through a pool sponsored by Trapeza Capital Management, LLC.  The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions.  At September 30, 2010, the floating-rate securities had a 1.94 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 1.65 percent.  Proceeds from this issuance were used to payoff the trust preferred securities with the first subsidiary formed in March 2002 as the Company exercised its option to call.

Part I (Continued)
Item 1  (Continued)

(14) Subordinated Debentures (Trust Preferred Securities) (Continued)

During the third quarter of 2007, the company formed a sixth subsidiary whose sole purpose was to issue $5,000 in Trust Preferred Securities through a pool sponsored by Trapeza Capital Management, LLC.  The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions.  At September 30, 2010, the floating-rate securities had a 1.88 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 1.40 percent.  Proceeds from this issuance were used to payoff the trust preferred securities with the second subsidiary formed in December 2002 as the Company exercised its option to call.

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

(15)  Restricted Stock – Unearned Compensation

In 1999, the board of directors of Colony Bankcorp, Inc. adopted a restricted stock grant plan which awards certain executive officers common shares of the Company.  The maximum number of shares (split-adjusted) which may be subject to restricted stock awards was 64,701.  To date, 77,052 split-adjusted shares have been issued under this plan and since the plan’s inception, 12,351 shares have been forfeited; thus, there are not any shares available for restricted stock awards at September 30, 2010.  The shares are recorded at fair market value (on the date granted) as a separate component of stockholders’ equity.  The cost of these shares is being amortized against earnings using the straight-line method over three years (the restriction period.)

In April 2004, the stockholders of Colony Bankcorp, Inc. adopted a restricted stock grant plan which awards certain executive officers common shares of the Company.  The maximum number of shares which may be subject to restricted stock awards (split-adjusted) is 143,500.  To date, 53,256 shares have been issued under this plan and since the plan’s inception 12,748 shares have been forfeited, thus remaining shares which may be subject to restricted stock awards are 102,992 at September 30, 2010.  During 2010, there has not been any shares of restricted stock issued and 1,400 shares have been forfeited.  The shares are recorded at fair market value (on the date granted) as a separate component of stockholders’ equity.  The cost of these shares is being amortized against earnings using the straight-line method over three years (the restriction period).

(16) Profit Sharing Plan

The Company has a profit sharing plan that covers substantially all employees who meet certain age and service requirements.  It is the Company’s policy to make contributions to the plan as approved annually by the board of directors.  The provision for the nine  months ended September 30, 2010 was $0 compared to $(19) for the nine months ended September 30, 2009.  The total provision for contributions to the plan was $0 for 2010, $(19) for 2009, and $206 for 2008.

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

At September 30, 2010 and December 31, 2009 the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	September 30, 2010	December 31, 2009

Loan Commitments	$37,464	$56,100
Standby Letters of Credit	1,492	1,475

Part I (Continued)
Item 1  (Continued)

(17) Commitments and Contingencies (Continued)

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

At September 30, 2010, a standby letter of credit in the amount of $60 was issued by Federal Home Loan Bank of Atlanta on behalf of Colony Bank.

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

Liabilities accrued under the plans totaled $1,249 and $1,299 as of September 30, 2010 and December 31, 2009, respectively.  Benefit payments under the contracts were $163 and $155 for the nine month period ended September 30, 2010 and September 30, 2009, respectively.   Provisions charged to operations totaled $114 and $89 for the nine month period ended September 30, 2010 and September 30, 2009, respectively.

Fee income recognized with deferred compensation plans totaled $126 and $124 for nine month period ended September 30, 2010 and September 30, 2009, respectively.

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

The carrying amount and estimated fair values of the Company’s financial instruments as of September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

	(in thousands)

Assets
Cash and Short-Term Investments	$55,855	$55,855	$48,908	$48,908
Investment Securities Available for Sale	270,793	270,793	267,247	267,247
Investment Securities Held to Maturity	50	52	54	57
Federal Home Loan Bank Stock	6,300	6,300	6,345	6,345
Loans, Net	822,161	827,013	899,851	908,638

Liabilities
Deposits	1,005,232	1,009,662	1,057,586	1,059,037
Subordinated Debentures	24,229	24,229	24,229	24,229
Securities Sold Under Agreements to Repurchase	25,000	25,457	40,000	40,671
Other Borrowed Money	76,469	81,284	91,000	91,703

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  The amounts and ratios as defined in regulations are presented hereafter.  Management believes, as of September 30, 2010, the company meets all capital adequacy requirements to which it is subject under the regulatory framework for prompt corrective action.  In the opinion of management, there are no conditions or events since prior notification of capital adequacy from the regulators that have changed the institution’s category.

The following table summarizes regulatory capital information as of September 30, 2010 and December 31, 2009 on a consolidated basis and for each significant subsidiary, as defined.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2010
Total Capital
to Risk-Weighted Assets
Consolidated	$118,566	14.69%	$64,580	8.00%	NA	NA
Colony Bank	114,077	14.15	64,502	8.00	$80,628	10.00%

Tier 1 Capital
to Risk-Weighted Assets
Consolidated	108,258	13.41	32,290	4.00	NA	NA
Colony Bank	103,781	12.87	32,251	4.00	48,377	6.00

Tier 1 Capital
to Average Assets
Consolidated	108,258	8.74	49,562	4.00	NA	NA
Colony Bank	103,781	8.39	49,501	4.00	61,876	5.00

Part I (Continued)
Item 1  (Continued)

20) Regulatory Capital Matters (Continued)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009
Total Capital
to Risk-Weighted Assets
Consolidated	$118,848	13.07%	$72,768	8.00%	NA	NA
Colony Bank	117,756	12.97	72,622	8.00	$90,777	10.00%

Tier 1 Capital
to Risk-Weighted Assets
Consolidated	107,231	11.79	36,384	4.00	NA	NA
Colony Bank	106,161	11.69	36,311	4.00	54,466	6.00

Tier 1 Capital
to Average Assets
Consolidated	107,231	8.30	51,708	4.00	NA	NA
Colony Bank	106,161	8.22	51,641	4.00	64,551	5.00

Part I (Continued)
Item 1  (Continued)

(21) Financial Information of Colony Bankcorp, Inc. (Parent Only)

The parent company’s balance sheets as of September 30, 2010 and December 31, 2009 and the related statements of income and comprehensive income and cash flows are as follows:

COLONY BANKCORP, INC. (PARENT ONLY)
BALANCE SHEETS
SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

ASSETS	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

Cash	$3,837	$556
Premises and Equipment, Net	1,499	1,554
Investment in Subsidiaries, at Equity	114,776	111,451
Other	395	257

Totals Assets	$120,507	$113,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Dividends Payable	175	$175
Other	144	139
	319	314
Subordinated Debt	24,229	24,229

Stockholders’ Equity
Preferred Stock, Par Value $1,000 a Share; Authorized 10,000,000 Shares, Issued 28,000 Shares as of September 30, 2010	27,468	27,357
Common Stock, Par Value $1 a Share; Authorized 20,000,000 Shares, Issued 8,444,308 and 7,229,163 Shares as of September 30, 2010 and December 31, 2009, Respectively	8,444	7,229
Paid-In Capital	29,186	25,393
Retained Earnings	28,564	29,554
Restricted Stock - Unearned Compensation	(70)	(158)
Accumulated Other Comprehensive Loss, Net of Tax	2,367	(100)
	95,959	89,275

Total Liabilities and Stockholders' Equity	$120,507	$113,818

Part I (Continued)
Item 1  (Continued)

(21) Financial Information of Colony Bankcorp, Inc. (Parent Only) (Continued)

COLONY BANKCORP, INC. (PARENT ONLY)
STATEMENT OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009
(UNAUDITED)

	SEPTEMBER 30, 2010	SEPTEMBER 30, 2009

Income
Dividends from Subsidiaries	$12	$2,167
Management Fees	341	114
Other	91	76
	444	2,357
Expenses
Interest	389	531
Salaries and Employee Benefits	583	638
Other	572	622
	1,544	1,791

Income (Loss) Before Taxes and Equity in Undistributed
Earnings of Subsidiaries	(1,100)	566
Income Tax (Benefits)	(412)	(530)

Income (Loss) Before Equity in Undistributed
Earnings of Subsidiaries	(688)	1,096
Equity in Undistributed Earnings of Subsidiaries	859	(6,047)

Net Income (Loss)	171	(4,951)

Preferred Stock Dividends	1,050	1,015

Net (Loss) Available to Common Shareholders	$(879)	$(5,966)

Part I (Continued)
Item 1  (Continued)
(21) Financial Information of Colony Bankcorp, Inc. (Parent Only) (Continued)

COLONY BANKCORP, INC. (PARENT ONLY)
STATEMENT OF COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009
(UNAUDITED)

	SEPTEMBER 30, 2010	SEPTEMBER 30, 2009

Net Income (Loss)	$171	$(4,951)

Other Comprehensive Income, Net of Tax
Gains on Securities Arising During Year	3,654	1,858
Reclassification Adjustment	(1,188)	(2,077)

Change in Net Unrealized Gains (Losses) on Securities Available for Sale, Net of Reclassification Adjustment and Tax Effects	2,466	(219)

Comprehensive Income (Loss)	$2,637	$(5,170)

Part I (Continued)
Item 1  (Continued)

(21) Financial Information of Colony Bankcorp, Inc. (Parent Only) (Continued)

COLONY BANKCORP, INC. (PARENT ONLY)
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009
(UNAUDITED)

	2010	2009

Cash Flows from Operating Activities
Net Income (Loss)	$171	$(4,951)
Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided from Operating Activities
Depreciation and Amortization	160	219
Equity in Undistributed Earnings of Subsidiary	(859)	6,047
Other	(189)	63
	(717)	1,378
Cash Flows from Investing Activities
Capital Infusion in Subsidiary	--	(25,500)
Purchases of Premises and Equipment	(30)	(100)
	(30)	(25,600)
Cash Flows from Financing Activities
Dividends Paid Preferred Stock	(1,050)	(840)
Dividends Paid Common Stock	--	(1,761)
Proceeds from Issuance of Common Stock	5,078	--
Proceeds Allocated to Issuance of Preferred Stock	--	27,215
Proceeds Allocated to Warrants Issued	--	785
	4,028	25,399

Net Increase in Cash	3,281	1,177

Cash, Beginning	556	2

Cash, Ending	$3,837	$1,179

Part I (Continued)
Item 1  (Continued)

(22) Earnings Per Share

Basic and diluted earnings per share are computed and presented hereafter.  Basic earnings per share is calculated and presented based on income available to common stockholders divided by the weighted average number of shares outstanding during the reporting periods.  Diluted earnings per share reflects the potential dilution of restricted stock.  The following presents earnings per share for the three months and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009

	Income Numerator	Common Shares Denominator	EPS	Income Numerator	Common Shares Denominator	EPS

Basic EPS
Income (Loss) Available to Common Stockholders	$(1,384)	8,448	$(0.16)	$18	7,217	$0.00

Dilutive Effect of Potential Common Stock
Restricted Stock		0			0

Diluted EPS
Income (Loss) Available to Common Stockholders
After Assumed Conversions of
Dilutive Securities	$(1,384)	8,448	$(0.16)	$18	7,217	$0.00

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	Income Numerator	Common Shares Denominator	EPS	Income Numerator	Common Shares Denominator	EPS

Basic EPS
Income (Loss) Available to Common Stockholders	$(879)	8,049	$(0.11)	$(5,966)	7,210	$(0.83)

Dilutive Effect of Potential Common Stock
Restricted Stock		0			0

Diluted EPS
Income (Loss) Available to Common Stockholders
After Assumed Conversions of
Dilutive Securities	$(879)	8,049	$(0.11)	$(5,966)	7,210	$(0.83)

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

Part I (Continued)
Item 2  (Continued)

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of September 30, 2010 and 2009, and results of operations for each of the three months and nine months in the periods ended September 30, 2010 and 2009.  This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 34 percent federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.

Dollar amounts in tables are stated in thousands, except for per share amounts.

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense.  Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities.  Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets.  Net loss available to shareholders totaled $1.38 million, or $(0.16) diluted per common share, in three months ended September 30, 2010 compared to net income available to shareholders of $18 thousand, or $0.00 diluted per common share, in three months ended September 30, 2009.  Net loss available to shareholders totaled $879 thousand, or $(0.11) diluted per common share, in nine months ended September 30, 2010 compared to net loss available to shareholder of $5.97 million, or $(0.83) diluted per common share, in nine months ended September 30, 2009.

Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009

Taxable-equivalent net interest income	$9,107	$10,373	$28,470	$29,519
Taxable-equivalent adjustment	45	69	134	216

Net interest income	9,062	10,304	28,336	29,303
Provision for possible loan losses	4,200	4,000	10,850	21,580
Noninterest income	2,664	2,332	7,223	8,290
Noninterest expense	9,115	8,104	25,124	23,760

Income (loss) before income taxes	(1,589)	532	(415)	(7,747)
Income taxes	(555)	164	(586)	(2,796)

Net income (loss)	$(1,034)	$368	$171	$(4,951)

Preferred stock dividends	350	350	1,050	1,015

Net income (loss) available to common shareholders	$(1,384)	$18	$(879)	$(5,966)

Net income (loss) available to common shareholders:
Basic	$(0.16)	$0.00	$(0.11)	$(0.83)
Diluted	$(0.16)	$0.00	$(0.11)	$(0.83)
Return on average assets	(0.44)%	0.01%	(0.09)%	(0.62)%
Return on average common equity	(5.72)%	0.07%	(1.25)%	(7.42)%

Part I (Continued)
Item 2  (Continued)

Net income from operations for three months ended September 30, 2010 decreased $1.4 million, or 380.98 percent, compared to the same period in 2009.  The decrease was primarily the result of an increase of $1.0 million in noninterest expense, a decrease of $1.2 million in net interest income and an increase of $200 thousand in provision for possible loan loss.  This was offset by an increase of $332 thousand in noninterest income, and a decrease of $719 thousand in income taxes.  This decrease resulted in an income tax benefit of $555 thousand for September 30, 2010.

Net income for nine months ended September 30, 2010 increased $5.12 million, or 103.45 percent, compared to the same period a year ago.  The increase was primarily the result of a decrease of $10.73 million in provision for possible loan loss.  This was offset by an increase of $1.36 million in noninterest expense, a decrease of $1.07 million in noninterest income, a decrease of $967 thousand in net interest income and a decrease of $2.21 million in income taxes.  This decrease resulted in an income tax benefit of $586 thousand for nine months ended September 30, 2010.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 79.69 percent of total revenue for nine months ended September 30, 2010 and 77.95 percent for the same period a year ago.

Net interest margin is the taxable-equivalent net interest income as a percentage of average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Company’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit has ranged from 3.25 percent to 7.75 percent during 2007 to 2010.  At year end 2007, the prime rate was 7.25 percent and with the 400 basis point reduction during 2008 the prime rate ended the year at 3.25 percent and remained at 3.25 percent for third quarter 2010.  The federal funds rate moved similar to prime rate with interest rates ranging from .25 percent to 4.75 percent during 2007 to 2010.  At year end 2007, the federal funds rate was 4.25 percent and with the 400 basis point reduction during 2008 the federal funds rate ended the year at 0.25 percent and remained at 0.25 percent for third quarter 2010.  We anticipate the Federal Reserve remaining neutral with interest rate policy in 2010, which will likely result in Colony’s net interest margin being flat the balance of 2010.

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

Part I (Continued)
Item 2  (Continued)

Rate/Volume Analysis

The rate/volume analysis presented hereafter illustrates the change from September 30, 2009 to September 30, 2010 for each component of the taxable equivalent net interest income separated into the amount generated through volume changes and the amount generated by changes in the yields/rates.

	Changes from September 30, 2009 to September 30, 2010
($ in thousands)	Volume	Rate	Total

Interest Income
Loans, Net-taxable	$(3,951)	$(35)	$(3,986)

Investment Securities
Taxable	894	(1,836)	(942)
Tax-exempt	(198)	(2)	(200)
Total Investment Securities	696	(1,838)	(1,142)

Interest-Bearing Deposits in other Banks	618	(616)	2

Federal Funds Sold	56	(2)	54

Other Interest - Earning Assets	---	27	27
Total Interest Income	(2,581)	(2,464)	(5,045)

Interest Expense
Interest-Bearing Demand and
Savings Deposits	75	(98)	(23)
Time Deposits	(8)	(3,718)	(3,726)
Federal Funds Purchased and
Repurchase Agreements	(226)	117	(109)
Subordinated Debentures	---	(142)	(142)
Other Borrowed Money	(35)	39	4

Total Interest Expense	(194)	(3,802)	(3,996)
Net Interest Income	$(2,387)	$1,338	$(1,049)

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

Our exposure to interest rate risk is reviewed on a quarterly basis by our Board of Directors and the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine our change in net portfolio value in the event of assumed changes in interest rates, in order to reduce the exposure to interest rate fluctuations, we have implemented strategies to more closely match our balance sheet composition. We are generally focusing our investment activities on securities with terms or average lives in the 2-5 year range.

The Company maintains about 30 percent of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years.  The liabilities to fund assets are primarily in short term certificate of deposits that mature within one year.  This balance sheet composition has allowed the Company to be relatively constant with its net interest margin until 2008.  During 2006 interest rates increased 100 basis points and during 2007 interest rates decreased 100 basis points.  The 100 basis point decrease by the Federal Reserve in 2007 followed by 400 basis point decrease in 2008 resulted in significant pressure in net interest margins.  Net interest margin decreased to 3.15 percent for nine months ended September 30, 2010 compared to 3.24 percent for the same period a year ago.  Given the Federal Reserve’s aggressive posture during 2008 that ended the year with a range of 0 – 0.25 percent federal funds target rate and remained the same through third quarter 2010, we anticipate a relatively flat net interest margin in 2010.

Taxable-equivalent net interest income for nine months ended September 30, 2010 decreased $1.05 million, or 3.55 percent compared to the same period a year ago. The fluctuation between the comparable periods resulted from the negative impact of the significant decrease in interest rates.  The average volume of earning assets during nine months ended September 30, 2010 decreased $9.68 million compared to the same period a year ago while over the same period the net interest margin decreased by 9 basis points from 3.24 percent to 3.15 percent.  Growth in average earning assets during 2010 was primarily in federal funds sold, investment securities and interest bearing deposits.  The decrease in the net interest margin in 2010 is primarily the result of the decrease in average earning assets and maintenance of a higher liquidity level.

The average volume of loans decreased $87.6 million in nine months ended September 30, 2010 compared to the same period a year ago.  The average yield on loans remained unchanged in nine months ended September 30, 2010 compared to the same period a year ago. The average volume of investment securities increased $28.7 million in nine months ended September 30, 2010 compared to the same year ago period, while the average yield on investment securities decreased 97 basis points for the same period comparison.  The average volume of deposits increased $23.1 million in nine months ended September 30, 2010 compared to the same period a year ago, with interest-bearing deposits increasing $12.9 million in nine months ended September 30, 2010.  Accordingly, the ratio of average interest-bearing deposits to total average deposits was 92.29 percent in nine months ended September 30, 2010 compared to 93.1 percent in the same period a year ago.  This deposit mix, combined with a general decrease in market rates, had the effect of (i) decreasing the average cost of total deposits by 53 basis points in nine months ended September 30, 2010 compared to the same period a year ago and, (ii) mitigating a portion of the impact of decreasing yields on earning assets.

The Company’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 2.97 percent in nine months ended September 30, 2010 compared to 3.01 percent in the same period a year ago. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $10.85 million in nine months ended September 30, 2010 compared to $21.58 million in the same period a year ago.   See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Part I (Continued)
Item 2  (Continued)

Noninterest Income

The components of noninterest income were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009

Service Charges on Deposit Accounts	$879	$1,125	$2,722	$3,155
Other Charges, Commissions and Fees	291	259	849	747
Other	483	210	1,623	889
Mortgage Fee Income	89	129	229	352
Securities Gains	922	609	1,800	3,147

Total	$2,664	$2,332	$7,223	$8,290

Total noninterest income for three months ended September 30, 2010 increased $332 thousand, or 14.24 percent compared to the same period  year ago.  Total noninterest income for nine months ended September 30, 2010 decreased $1.07 million, or 12.87 percent, compared to the same year ago period.  Reduction in noninterest income was primarily in securities gains.  Changes in these items and the other components of noninterest income are discussed in more detail below.

Service Charges on Deposit Accounts.  Service charges on deposit accounts for three months ended September 30, 2010 decreased $246 thousand, or 21.87 percent, compared to the same period a year ago.  Service charges on deposit accounts for the nine months ended September 30, 2010 decreased $433 thousand, or 13.72 percent compared to the same year ago period.

Mortgage Fee Income.  Mortgage fee income for three months ended September 30, 2010 decreased $40 thousand, or 31.01 percent, compared to the same period year ago.   Mortgage fee income for nine months ended September 30, 2010 decreased $123 thousand, or 34.94 percent, compared to the same year ago period.  The company anticipates fee income to continue to show a decrease over the previous year due to the current mortgage market and slowing economy.

All Other Noninterest Income.  Other charges, commissions and fees and other income for three months ended September 30, 2010 was $774 thousand compared to $469 thousand in the same year ago period, or an increase of 65.03 percent.  Other charges, commissions and fees, and other income for nine months ended September 30, 2010 was $2.47 million compared to $1.64 million in the same year ago period, or a decrease of 51.10 percent.  The increase in 2010 was from a death benefit on BOLI insurance plan in the amount of $212 thousand and an increase in SBA premiums of $384 thousand in 2010 from $130 thousand in 2009.

Securities Gains.  The Company realized gains from the sale of securities of $922 thousand in three months ended September 30, 2010  compared to $609 thousand in the same year ago period and realized gains from the sale of securities of $1.8 million in nine months ended September 30, 2010 compared to $3.2 million in the same year ago period.

Part I (Continued)
Item 2  (Continued)

Noninterest Expense

The components of noninterest expense were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009

Salaries and Employee Benefits	$3,474	$3,556	$10,538	$10,946
Occupancy and Equipment	1,149	1,132	3,355	3,182
Other	4,492	3,416	11,231	9,632

Total	$9,115	$8,104	$25,124	$23,760

Total noninterest expense for three months ended September 30, 2010 increased $1.01 million, or 12.48 percent, compared to the same period a year ago. Total noninterest expense for nine months ended September 30, 2010 increased $1.36 million, or 5.74 percent, compared to the same period a year ago.  These items and the changes in the various components of noninterest expense are discussed in more detail below.

Salaries and Employee Benefits.  Salaries and employee benefits expense for three months ended September 30, 2010 decreased $82 thousand, or 2.31 percent, compared to the same period a year ago.  Salaries and employee benefits expense for the nine months ended September 30, 2010 decreased $408 thousand, or 3.73 percent, compared to the same year ago period.  The slowing economy and lack of growth resulted in decreases in headcount as a result of normal attrition in both periods.  Restructuring due to consolidation efforts initiated during 2008 also reduced salaries and benefits.

Occupancy and Equipment.  Occupancy and equipment expense has remained relatively flat in both periods with an increase of $17   thousand for three months ended September 30, 2010 compared to the same year ago period and an increase of $173 thousand for nine months ended September 30, 2010 compared to the same year ago period.

All Other Non-Interest Expense.  All other noninterest expense for three months ended September 30, 2010 increased $1.08 million or 31.50 percent compared to the same year ago period.  All other noninterest expense for nine months ended September 30, 2010 increased $1.60 million, or 16.60 percent compared to the same year ago period.  Significant amounts impacting the comparable periods include the FDIC insurance assessment and repossession/foreclosure expenses.  For the nine months ended September 30, 2010, FDIC insurance assessments decreased to $1.42 million from $2.2 million in the same year ago period, or a decrease of 35.45 percent and credit related foreclosure and repossession expenses increased to $1.13 million from $932 thousand in the same year ago period, or an increase of 21.25 percent.  FDIC insurance premiums for the entire banking industry have been adjusted up by the FDIC to maintain the FDIC reserve at adequate levels, while the Company has experienced a significant increase in credit related expenses due to the elevation of non-performing assets.  In addition the Company realized a loss on the sale or writedown of OREO property during first nine months of 2010 of $2.52 million compared to $386 thousand during the first nine months of 2009.

Part I (Continued)
Item 2  (Continued)

Sources and Uses of Funds

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the assets in which those funds are invested as a percentage of the Company’s average total assets for the period indicated. Average assets totaled $1.27 billion in nine months ended September 30, 2010 compared to $1.28 billion in nine months ended September 30, 2009.

	Nine Months Ended September 30,
Sources of Funds:	2010		2009
Deposits:
Noninterest-Bearing	$79,807	6.26%	$69,601	5.43%
Interest-Bearing	954,580	74.88	941,655	73.43
Federal Funds Purchased and Repo Agreements	27,768	2.18	42,341	3.30
Long-term Debt and Other Borrowings	113,880	8.93	115,229	8.99
Other Noninterest-Bearing Liabilities	4,674	0.37	6,321	0.49
Equity Capital	94,067	7.38	107,249	8.36
Total	$1,274,776	100.00%	$1,282,396	100.00%

Uses of Funds:
Loans	$845,140	66.30%	$945,128	73.70%
Securities	264,999	20.79	236,298	18.43
Federal Funds Sold	37,196	2.92	7,322	0.57
Interest-Bearing Deposits in Other Banks	19,791	1.55	408	0.03
Other Interest-Earning Assets	6,333	0.49	6,322	0.49
Other Noninterest-Earning Assets	101,317	7.95	86,918	6.78
Total	$1,274,776	100.00%	$1,282,396	100.00%

Deposits continue to be the Company’s primary source of funding.  Over the comparable periods, the relative mix of deposits continues to be high in interest-bearing deposits.  Interest-bearing deposits totaled 92.29 percent of total average deposits in nine months ended September 30, 2010 compared to 93.12 percent in the same period a year ago.

The Company primarily invests funds in loans and securities.  Loans continue to be the largest component of the Company’s mix of invested assets.  Total loans were $850 million at September 30, 2010, down 8.74 percent, compared to loans of $931 million at December 31, 2009.  See additional discussion regarding the Company’s loan portfolio in the section captioned “Loans” included elsewhere in this discussion.  The majority of funds provided by deposit growth have been invested in investment securities.

Loans

The following table presents the composition of the Company’s loan portfolio as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

Commercial, Financial and Agricultural	$79,585	$80,984
Real Estate
Construction	88,361	113,117
Mortgage, Farmland	51,958	54,965
Mortgage, Other	572,890	626,993
Consumer	35,667	38,383
Other	21,522	16,950
	849,983	931,392
Unearned Interest and Fees	(68)	(140)
Allowance for Loan Losses	(27,754)	(31,401)

Loans	$822,161	$899,851

Part I (Continued)
Item 2  (Continued)

The following table presents total loans as of September 30, 2010 according to maturity distribution and/or repricing opportunity on adjustable rate loans:

Maturity and Repricing Opportunity	($ in Thousands)

One Year or Less	$541,099
After One Year through Three Years	271,966
After Three Years through Five Years	27,500
Over Five Years	9,418
$849,983

Overview. Loans totaled $850.0 million at September 30, 2010, down 8.74 percent from December 31, 2009 loans of $931.4 million.  The majority of the Company’s loan portfolio is comprised of the real estate loans-other, real estate construction and commercial, financial and agricultural.  Real estate-other, which is primarily 1-4 family residential properties and nonfarm nonresidential properties, made up 67.40 percent and 67.32 percent of total loans, real estate construction made up 10.40 percent and 12.15 percent, while commercial, financial, and agricultural based loans made up 9.36 percent and 8.70 percent of total loans at September 30, 2010 and December 31, 2009, respectively.

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

Commercial, Financial and Agricultural.  Commercial, financial and agricultural loans at September 30, 2010 decreased 1.73 percent from December 31, 2009 to $79.6 million. The Company’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Company’s loan policy guidelines.

Part I (Continued)
Item 2  (Continued)

Collateral Concentrations.  Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions.  The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk, particularly with the current economic downturn in the real estate market.  At September 30, 2010, approximately 84 percent of the Company’s loan portfolio was concentrated in loans secured by real estate.  A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector.  The continued downturn of the housing and real estate market that began in 2007 has resulted in an increase of problem loans secured by real estate.  These loans are centered primarily in the Company’s larger MSA markets.  Declining collateral real estate values that secure land development, construction and speculative real estate loans in the Company’s larger MSA markets have resulted in high loan loss provisions in 2010.  In addition, a large portion of the Company’s foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions.  Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.

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

	September 30, 2010			December 31, 2009

		Period End Balances			Period End Balances

	Number of Relationships	Committed	Outstanding	Number of Relationships	Committed	Outstanding

Large Credit Relationships:
$10 million and greater	1	$15,048	$15,048	3	$43,142	$40,332
$5 million to $9.9 million	7	$47,074	$46,781	6	$39,159	$38,965

Maturities and Sensitivities of Loans to Changes in Interest Rates.  The following table presents the maturity distribution of the Company’s loans at September 30, 2010.  The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate.

	Due in One Year or Less	After One, but Within Three Years	After Three, but Within Five Years	After Five Years	Total

Loans with fixed interest rates	$292,367	$270,939	$27,038	$9,191	$599,535
Loans with floating interest rates	248,732	1,027	462	227	250,448

Total	$541,099	$271,966	$27,500	$9,418	$849,983

The Company may renew loans at maturity when requested by a customer whose financial strength appears to support such renewal or when such renewal appears to be in the Company’s best interest. In such instances, the Company generally requires payment of accrued interest and may adjust the rate of interest, require a principal reduction or modify other terms of the loan at the time of renewal.

Part I (Continued)
Item 2  (Continued)

Non-Performing Assets and Potential Problem Loans

Non-performing assets and accruing past due loans as of September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010	December 31, 2009

Loans Accounted for on Nonaccrual	$26,628	$33,535
Loans Past Due 90 Days or More	0	31
Other Real Estate Foreclosed	20,738	19,705
Securities Accounted for on Nonaccrual	132	132
Total Nonperforming Assets	$47,498	$53,403

Nonperforming Assets as a Percentage of:
Total Loans and Foreclosed Assets	5.46%	5.62%
Total Assets	3.86%	4.09%
Supplemental Data:
Trouble Debt Restructured Loans
In Compliance with Modified Terms	26,523	9,269
Trouble Debt Restructured Loans
Past Due 30-89 Days	0	459
Accruing Past Due Loans:
30-89 Days Past Due	$10,605	$25,547
90 or More Days Past Due	0	31
Total Accruing Past Due Loans	$10,605	$25,578

Non-performing assets include non-accrual loans, loans past due 90 days or more, foreclosed real estate and nonaccrual securities.   Non-performing assets at September 30, 2010 decreased 11.06 percent from December 31, 2009.

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

Part I (Continued)
Item 2  (Continued)

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

	September 30, 2010		December 31, 2009

	Reserve	% *	Reserve	% *

Commercial, Financial and Agricultural	$4,163	9%	$4,710	9%
Real Estate – Construction	6,938	10%	7,850	12%
Real Estate – Farmland	832	6%	942	6%
Real Estate – Other	12,212	68%	13,816	67%
Loans to Individuals	2,498	4%	2,826	4%
All Other Loans	1,111	3%	1,257	2%
Total	$27,754	100%	$31,401	100%

*	Loan balance in each category expressed as a percentage of total end of period loans.

Activity in the allowance for loan losses is presented in the following table. There were no charge-offs or recoveries related to foreign loans during any of the periods presented.

Part I (Continued)
Item 2  (Continued)

The following table presents an analysis of the Company’s loan loss experience for the periods indicated.

($ in thousands)	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009

Allowance for Loan Losses at Beginning of Quarter	$28,536	$18,375

Charge-Off
Commercial, Financial and Agricultural	146	24
Real Estate – Construction & Land Development	723	74
Real Estate – Residential	310	769
Real Estate – Nonfarm Residential	3,774	41
Consumer	114	188
All Other	162	32
	5,229	1,128
Recoveries
Commercial, Financial and Agricultural	2	39
Real Estate – Construction & Land Development	75	6
Real Estate – Residential	73	9
Real Estate – Nonfarm Residential	55	1
Consumer	35	55
All Other	7	2
	247	112

Net Charge-Offs	4,982	1,016

Provision for Loan Losses	4,200	4,000

Allowance for Loan Losses at End of Quarter	$27,754	$21,359

Ratio of Net Charge-Offs to Average Loans	0.58%	0.11%

The allowance for loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The provision for loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for loan losses increased $200 thousand from $4.0 million in three months ended September 30, 2009 to $4.20 million in three months ended September 30, 2010.  The provision for loan losses charged to earnings was based upon management’s judgment of the amount necessary to maintain the allowance at an adequate level to absorb losses inherent in the loan portfolio at quarter-end.  The amount each period is dependent upon many factors, including changes in the risk ratings of the loan portfolio, net charge-offs, past due ratios, the value of collateral, and other environmental factors that include portfolio loan quality indicators; portfolio growth and composition of commercial real estate and concentrations; portfolio policies, procedures, underwriting standards, loss recognition, collection and recovery practices; local economic business conditions; and the experience, ability, and depth of lending management and staff.  Of significance to changes in the allowance during the third quarter 2010 was the provision of $4.20 million and net charge-offs of $4.98 million.  Charge-offs consisted of one construction and land development totaling $251 thousand and four nonfarm properties totaling $3.47 million.  The remainder of the charge-offs were made up of several small loans, most of which were real estate dependent loans.  The large charge-offs were attributable to significant declines in collateral value based upon current real estate values.  Charge-offs for third quarter 2009 totaled $1.02 million.  Charge-offs largely consisted of one multifamily residential property loans totaling $0.28 million and one 1-4 family residential loan totaling $0.29 million.  The remainder of the charge-offs were made up of several small loans, most of which were real estate dependent loans.  All of the large charge-offs were attributable to significant declines in collateral value based upon current real estate values.

Provisions continue to be higher than normal primarily due to the elevated risk of residential real estate and land development loans that began during 2007 with the housing and real estate downturn.  Nonperforming assets as a percentage of total loans and foreclosed assets decreased to 5.46 percent at September 30, 2010 compared to 5.25 percent at June 30, 2010 and 5.62 percent at December 31, 2009.  Total nonperforming assets at September 30, 2010 were $47.5 million, of which $24.9 million were construction, land development and other land loans; $6.5 million were 1-4 family residential properties; $2.6 million were multifamily residential properties; $9.4 million were nonfarm nonresidential properties; $1.5 million were farmland properties; and the remainder of nonperforming assets totaling $1.2 million were commercial and consumer loans.  All of the classified loans greater than $50 thousand, including the nonperforming loans, are reviewed throughout the quarter for impairment review.  Total nonperforming assets at September 30, 2009 were $56.3 million, of which $28.7 million were construction, land development and other land loans; $1.4 million were farmland; $5.4 million were 1-4 family residential properties; $4.1 million were multifamily properties; $14.6 million were nonfarm nonresidential properties; and the remainder of nonperforming assets totaling $2.1 million were commercial and consumer loans.  The allowance for loan losses of $27.75 million at September 30, 2010 was 3.27 percent of total loans which compares to $28.5 million at June 30, 2010, or 3.33 percent of total loans and to $31.4 million at December 31, 2009, or 3.37 percent.  Unusually high levels of loan loss provision have been required as Company management addresses asset quality deterioration.  While the nonperforming loans as a percentage of total loans was 3.13 percent, 2.87 percent, 3.92 percent, 3.60 percent, respectively as of September 30, 2010, June 30, 2010, March 31, 2010 and December 31, 2009, the Company’s allowance for loan losses as a percentage of nonperforming loans was 104.23 percent, 116.22 percent, 85.47 percent, 93.55 percent, respectively as of September 30, 2010, June 30, 2010, March 31, 2010, and December 31, 2009.  We continue to identify new problem loans, though at a slower pace than in previous quarters.

Part I (Continued)
Item 2  (Continued)

While the allowance for loan losses decreased from $28.5 million, or 3.33 percent of total loans at June 30, 2010 to $27.75 million, or 3.27 percent of total loans at September 30, 2010, the Company also reflected an increase in nonperforming loans from $24.6 million at June 30, 2010 to $26.6 million at September 30, 2010.  The allowance for loan losses is inherently judgmental, nevertheless the Company’s methodology is consistently applied based on standards for current accounting by creditors for impairment of a loan and allowance allocations determined in accordance with accounting for contingencies.  Loans individually selected for impairment review consist of all loans classified substandard that are $50 thousand and over.  The remaining portfolio is analyzed based on historical loss data.  Loans selected for individual review where no individual impairment amount is identified do not receive any contribution to the allowance for loan losses based on historical data.  Historical loss rates are updated annually to provide the annual loss rate which is applied to the appropriate portfolio grades.  In addition, the Company has also segmented its real estate portfolio into thirteen separate categories and captured loan loss experience for each category.  Most of the company’s charge-offs the past two years have been real estate dependent loans and we believe this segmentation provides more accuracy in determining allowance for loan loss adequacy.  During fourth quarter 2009, the company changed its methodology for the look back period for determination of charge-off experience.  Previously, the Company utilized the average of the charge-off experience for the preceding five years, but changed to a one year look back.  This resulted in approximately $12 million additional loan loss provision, but was considered prudent by management to adhere to guidance by regulatory authorities to lower the look back period in light of current economic conditions.  In addition, environmental factors as discussed earlier are evaluated for any adjustments needed to the allowance for loan losses determination produced by individual loan impairment analysis and remaining portfolio segmentation analysis.  The allowance for loan losses determination is based on reviews throughout the year and an environmental analysis at year end.

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

Net charge-offs in three months ended September 30, 2010 increased $3.97 million compared to the same period a year ago.  Net charge-offs of 0.58 percent for third quarter 2010 annualizes to 2.32 percent.  Net charge-offs were fairly consistent during 2007, 2006 and 2005; however, the net charge-offs increased significantly in 2008 and 2009 primarily from the write-down of nonperforming credits to appraised values.  We anticipate an elevated amount of charge-offs in 2010 as problem credits run through the collection process to resolution.

The allowance for loan losses is $780 thousand less than the prior quarter end, after factoring in net-charge offs, additional provisions, and the normal determination for an adequate funding level, management believes the level of the allowance for loan losses was adequate as of September 30, 2010.  Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

Part I (Continued)
Item 2  (Continued)

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
($ in thousands)

Allowance for Loan Losses at Beginning of Quarter	$31,401	$17,016

Charge-Off
Commercial, Financial and Agricultural	679	310
Real Estate – Construction & Land Development	4,511	7,880
Real Estate – Farmland	--	43
Real Estate – Residential	3,293	4,627
Real Estate – Nonfarm Residential	6,151	3,978
Consumer	365	461
All Other	511	250
	15,510	17,549
Recoveries
Commercial, Financial and Agricultural	75	54
Real Estate – Construction & Land Development	107	33
Real Estate – Residential	443	55
Real Estate – Nonfarm Residential	134	4
Consumer	230	161
All Other	24	5
	1,013	312

Net Charge-Offs	14,497	17,237

Provision for Loan Losses	10,850	21,580

Allowance for Loan Losses at End of Quarter	$27,754	$21,359

Ratio of Net Charge-Offs to Average Loans	1.65%	1.79%

The allowance for loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The provision for loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for loan losses decreased $10.73 million from $21.58 million in nine months ended September 30, 2009 to $10.85 million in nine months ended September 30, 2010.  Of significance to changes in the allowance for loan losses during nine months 2010 was net charge-offs of $14.5 million.  Charge-offs largely consisted of six construction and land development loans totaling $3.04 million; two 1-4 family residence property of $0.78 million; two multifamily residential property loans totaling $0.48 million; and eight nonfarm nonresidential loan totaling $5.11 million.  The remainder of the charge-offs were made up of several small loans most of which were real estate dependent loans.  All of the large charge-offs were attributable to significant declines in collateral value based upon current real estate values.

Net charge-offs in nine months ended September 30, 2010 decreased $2.74 million compared to the same period a year ago.  Net charge-offs of 1.65 percent year to date 2010 annualizes to 2.20 percent.  Net charge-offs were fairly consistent during 2007, 2006 and 2005; however, the net charge-offs increased significantly in 2008 and 2009 primarily from the write-down of non-performing credits to appraised values.  We anticipate an elevated amount of charge-offs in 2010 as problem credits run through the collection process to resolution.

Management believes the level of the allowance for loan losses was adequate as of September 30, 2010. Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

Part I (Continued)
Item 2  (Continued)

Investment Portfolio

The following table presents carrying values of investment securities held by the Company as of September 30, 2010 and December 31, 2009.

($ in thousands)	September 30, 2010	December 31, 2009

State, County and Municipal	$3,391	$4,122
Corporate Obligations	2,128	4,138
Asset-Backed Securities	132	132

Investment Securities	5,651	8,392
Mortgage-Backed Securities	265,192	258,909
Total Investment Securities and
Mortgage Backed Securities	$270,843	$267,301

The following table represents maturities and weighted-average yields of investment securities held by the Company as of September 30, 2010.  (Mortgage backed securities are based on the average life at the projected speed, while Agencies, State and Political subdivisions  and Corporates reflect anticipated calls being exercised.)

	Within 1 Year		After 1 Year But Within 5 Years		After 5 Years But Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Mortgage-Backed Securities	$8,239	1.39%	$229,205	2.39%	$7,965	3.55%	$19,783	1.85%

State, County, and Municipal	1,063	4.06	1,256	3.10	1,072	3.47	---	---

Corporate Obligations	---	---	---	---	1,147	5.67	981	3.50

Asset-Backed Securities	---	---	---	---	---	---	132	0.00

Total Investment Portfolio	$9,302	1.69%	$230,461	2.39%	$10,184	3.76%	$20,896	1.89%

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

At September 30, 2010, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10 percent of the Company’s shareholders’ equity.

The average yield of the securities portfolio was 2.69 percent in nine months ended September 30, 2010 compared to 3.66 percent in the same period a year ago. The decrease in the average yield over the comparable periods primarily resulted from reinvestment of proceeds from the sale of mortgage-backed securities into lower yielding securities and the lower yield on securities as the Federal Reserve began lowering interest rates during 2008.

Part I (Continued)
Item 2  (Continued)
Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the three month periods ended September 30, 2010 and September 30, 2009.

	September 30, 2010		September 30, 2009
($ in thousands)	Average Amount	Average Rate	Average Amount	Average Rate

Noninterest-Bearing Demand Deposits	$79,807		$69,601
Interest-Bearing Demand and Savings Deposits	250,525	0.71%	237,260	0.75%
Time Deposits	704,055	2.25%	704,395	2.95%

Total Deposits	$1,034,387	1.70%	$1,011,256	2.23%

The following table presents the maturities of the Company's time deposits as of September 30, 2010.

($ in thousands)	Time Deposits $100,000 or Greater	Time Deposits Less Than $100,000	Total

Months to Maturity
3 or Less	$72,006	$80,546	$152,552
Over 3 through 12 Months	141,455	190,140	331,595
Over 12 Months through 36 Months	78,252	115,418	193,670
Over 36 Months	2,303	8,552	10,855

	$294,016	$394,656	$688,672

Average deposits increased $23.13 million to $1.03 billion at September 30, 2010 from $1.01 billion at September 30, 2009.  The increase  included an increase of $10.2 million, or 14.7 percent, related to noninterest-bearing deposits.  Accordingly the ratio of average noninterest-bearing deposits to total average deposits was 7.72 percent for nine months ended September 30, 2010 compared to 6.89 percent for nine months ended September 30, 2009.  The general decrease in market rates, had the effect of (i) decreasing the average cost of total deposits by 53 basis points in nine months ended September 30, 2010 compared to the same period a year ago; and (ii) mitigating a portion of the impact of decreasing yields on earning assets.

Total average interest-bearing deposits increased $12.9 million, or 1.37 percent in nine months ended September 30, 2010 compared to the same period a year ago.  The increase in average deposits at September 30, 2010 compared to September 30, 2009 was primarily in interest bearing demand accounts and noninterest demand deposits.  With the current interest rate environment, it appears that many customers continue to maintain time deposit accounts, with the prevalent investment period continuing to be short term time deposits.

The Company supplements deposit sources with brokered deposits.  As of September 30, 2010, the Company had $37.65 million, or 3.75 percent of total deposits, in brokered certificates of deposit attracted by external third parties.

Part I (Continued)
Item 2  (Continued)

Off-Balance-Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of September 30, 2010.  Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payments Due by Period

	1 Year or Less		More than 1 Year but Less Than 3 Years		3 Years or More but Less Than 5 Years		5 Years or More	Total
Contractual obligations:
Subordinated debentures	$	----	$	----	$	----	$24,229	$24,229
Federal Funds purchased and
repurchase agreements		25,000		----		----	----	25,000
Secured Borrowings		5,469		----		----	----	5,469
Federal Home Loan Bank advances		----		41,000		----	30,000	71,000
Operating leases		129		221		35	----	385
Deposits with stated maturity dates		484,147		193,670		10,684	171	688,672

		514,745		234,891		10,719	54,400	814,755
Other commitments:
Loan commitments		37,464		----		----	----	37,464
Standby letters of credit		1,492		----		----	----	1,492
Standby letter of credit issued by
Federal Home Loan Bank for Bank		60		----		----	----	60

		39,016		----		----	----	39,016
Total contractual obligations and
Other commitments		$553,761		$234,891		$10,719	$54,400	$853,771

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

Loan Commitments. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for possible loan losses. Loan commitments outstanding at September 30, 2010 are included in the table above.

Standby Letters of Credit.  Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. The Company’s policies generally require that standby letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit outstanding at September 30, 2010 are included in the table above.

Capital and Liquidity

At September 30, 2010, stockholders’ equity totaled $96.0 million compared to $89.3 million at December 31, 2009. In addition to net income of $171 thousand, other significant changes in stockholders’ equity during nine months ended September 30, 2010 included $1.05 million of dividends declared and an increase of $48 thousand resulting from the amortization of the stock grant plan and a decrease of $56 thousand from equity stock grant adjustment.  The Company increased stockholders’ equity by $5.1 million through the sale of common stock through a private placement stock offering.  The accumulated other comprehensive income (loss) component of stockholders’ equity totaled $2.37 million at September 30, 2010 compared to $(100) thousand at December 31, 2009. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale. Under regulatory requirements, the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. Tier 1 capital consists of common stock and qualifying preferred stockholders’ equity less goodwill.  Tier 2 capital consists of certain convertible, subordinated and other qualifying debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets.  The Company has no Tier 2 capital other than the allowance for loan losses and gain on marketable equity securities.

Part I (Continued)
Item 2  (Continued)

Using the capital requirements presently in effect, the Tier 1 ratio as of September 30, 2010 was 13.41 percent and total Tier 1 and 2 risk-based capital was 14.69 percent.  Both of these measures compare favorably with the regulatory minimum to be adequately capitalized  of 4 percent for Tier 1 and 8 percent for total risk-based capital.  The Company’s Tier 1 leverage ratio as of September 30, 2010 was 8.74 percent, which exceeds the required ratio standard of 4 percent.

For nine months ended September 30, 2010, average capital was $94.1 million, representing 7.38 percent of average assets for the year.   This compares to 8.36 percent for nine months ended September 30, 2009 and 8.21 percent for calendar year 2009.

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

The investment portfolio provides a ready means to raise cash if liquidity needs arise.  As of September 30, 2010, the Company held $270.8 million in bonds (excluding FHLB stock), at current market value in the available for sale portfolio.  At December 31, 2009, the available for sale bond portfolio totaled $267.2 million.  Only marketable investment grade bonds are purchased.  Although most of the banks’ bond portfolios are encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for a sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it primarily determines the Company’s liquidity posture.  Colony had ratios of loans to deposits of 84.6 percent as of September 30, 2010 and 88.1 percent at December 31, 2009.  Management employs alternative funding sources when deposit balances will not meet loan demands.  The ratios of loans to all funding sources (excluding Subordinated Debentures) at September 30, 2010 and December 31, 2009 were 76.8 percent and 78.4 percent, respectively.  Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources.  The stability of the banks’ core deposit base is an important factor in Colony’s liquidity position.  A heavy percentage of the deposit base is comprised of accounts of individuals and small business with comprehensive banking relationships and limited volatility.  At September 30, 2010 and December 31, 2009, Colony had $294.0 million and $364.1 million in certificates of deposit of $100,000 or more.  These larger deposits represented 29.3 percent and 34.4 percent of respective total deposits.  Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed.  Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

Local market deposit sources proved insufficient to fund the strong loan growth trends at Colony over the past several years.  The Company supplemented deposit sources with brokered deposits.  As of September 30, 2010, the Company had $37.65 million, or 3.75 percent of total deposits, in brokered certificates of deposit attracted by external third parties.  Additionally, Colony uses external wholesale or Internet services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed.

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

Return on Assets and Stockholders’ Equity

The following table presents selected financial ratios for each of the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009

Return on Assets (1)	(0.44)%	0.01%	(0.09)%	(0.62)%

Return on Avg. Total Equity (1)	(5.72)%	0.07%	(1.25)%	(7.42)%

Avg. Total Equity to Avg. Assets	7.75%	8.01%	7.38%	8.36

Dividends Declared	$0.00	$0.00	$0.00	$0.15

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

BUSINESS
Recent Developments

On October 21, 2010, the Board of Directors of the Company’s subsidiary bank, Colony Bank (the “Bank”), received notification from its primary regulators, the Georgia Department of Banking and Finance (“GDB&F”) and the FDIC that the Bank’s latest examination results require a program of corrective action as outlined in a proposed Memorandum of Understanding (“MOU”).  An MOU is characterized by the supervising authorities as an informal action that is neither published nor made publically available by the supervising authorities and is used when circumstances do not warrant formal supervisory action.  An MOU is not a “written agreement” for purposes of Section 8 of the Federal Deposit Insurance Act.  The Board of Directors anticipates they will agree to enter into the MOU at its regularly scheduled monthly meeting on November 16, 2010.

The MOU requires the Bank to develop, implement, and maintain various processes to improve the Bank’s risk management of its loan portfolio, reduce adversely classified assets in accordance with certain timeframes, limit the extension of additional credit to borrowers with adversely classified loans subject to certain exceptions, adopt a written plan to properly monitor and reduce the Bank’s commercial real estate concentration, continue to maintain the Bank’s loan loss provision and review its adequacy at least quarterly, and formulate and implement a written plan to improve and maintain earnings to be forwarded for review by the GDB&F and FDIC.  The Bank is also required to obtain approval before any cash dividends can be paid.

Part I (Continued)
Item 2  (Continued)

The Bank has also agreed to have and maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as follows:  Tier 1 capital to total assets of 8% and total risk-based capital to total risk-weighted assets of 10%.  At September 30, 2010, the Bank’s capital ratios were 8.39% and 14.15%, respectively.

General

Colony Bankcorp, Inc. (the “Company” or “Colony”) is a Georgia business corporation which was incorporated on November 8, 1982.  The Company was organized for the purpose of operating as a bank holding company under the Federal Bank Holding Company Act of 1956, as amended, and the bank holding company laws of Georgia (Georgia Laws 1976, p. 168, et. seq.).  On July 22, 1983, the Company, after obtaining the requisite regulatory approvals, acquired 100 percent of the issued and outstanding common stock of Colony Bank (formerly Colony Bank of Fitzgerald and The Bank of Fitzgerald), Fitzgerald, Georgia, through the merger of the Bank with a subsidiary of the Company which was created for the purpose of organizing the Bank into a one-bank holding company.  Since that time, Colony Bank has operated as a wholly-owned subsidiary of the Company.  Our business is conducted primarily through our wholly-owned subsidiary, which provides a broad range of banking services to its retail and commercial customers.  The company headquarters are located at 115 South Grant Street, Fitzgerald, Georgia 31750, its telephone number is 229-426-6000 and its Internet address is http://www.colonybank.com.  We operate twenty-nine domestic banking offices and one mortgage company office and at September 30, 2010, we had approximately $1.23 billion in total assets, $822.2 million in total loans, $1.01 billion in total deposits and $96.0 million in stockholder’s equity.  Deposits are insured, up to applicable limits, by the Federal Deposit Insurance Corporation.

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

Part I (Continued)
Item 2  (Continued)

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

On April 2, 1998, the Company was listed on Nasdaq Global Market.  The Company’s common stock trades on the Nasdaq Stock Market under the symbol “CBAN”.  The Company presently has approximately 2,170 shareholders as of September 30, 2010.  “The Nasdaq Stock Market” or “Nasdaq” is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting and order execution systems.  This market also provides specialized automation services for screen-based negotiations of transactions, on-line comparison of transactions, and a range of informational services tailored to the needs of the securities industry, investors and issuers.  The Nasdaq Stock Market is operated by The Nasdaq Stock Market, Inc., a wholly-owned subsidiary of the National Association of Securities Dealers, Inc.

Part I (Continued)
Item 3
Item 3 - Quantitative and Qualitative Disclosures About Market Risk

		Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
($ in thousands)
Assets
Interest-Earning Assets
Loans, Net of Unearned Interest and fees
Taxable (1)	$876,093	$39,470	6.01%	$963,737	$43,456	6.01%
Investment Securities
Taxable	262,681	5,240	2.66%	229,465	6,182	3.59%
Tax-Exempt (2)	2,318	100	5.75%	6,833	300	5.85%
Total Investment Securities	264,999	5,340	2.69%	236,298	6,482	3.66%
Interest-Bearing Deposits	19,791	15	0.10%	408	13	4.25%
Federal Funds Sold	37,196	68	0.24%	7,322	14	0.25%
Interest-Bearing Other Assets	6,333	27	0.57%	6,322	--	--
Total Interest-Earning Assets	1,204,412	$44,920	4.97%	1,214,087	$49,965	5.49%
Non-interest-Earning Assets
Cash and Cash Equivalents	19,075			21,684
Allowance for Loan Losses	(30,953)			(18,609)
Other Assets	82,242			65,234
Total Noninterest-Earning Assets	70,364			68,309
Total Assets	$1,274,776			$1,282,396
Liabilities and Stockholders' Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$250,525	$1,317	0.70%	$237,260	$1,340	0.75%
Other Time	704,055	11,862	2.25%	704,395	15,588	2.95%
Total Interest-Bearing Deposits	954,580	13,179	1.84%	941,655	16,928	2.40%
Other Interest-Bearing Liabilities
Other Borrowed Money	89,651	2,333	3.47%	91,000	2,329	3.41%
Subordinated Debentures	24,229	389	2.14%	24,229	531	2.92%
Federal Funds Purchased and Repurchase Agreements	27,768	549	2.64%	42,341	658	2.07%
Total Other Interest-Bearing Liabilities	141,648	3,271	3.08%	157,570	3,518	2.98%
Total Interest-Bearing Liabilities	1,096,228	$16,450	2.00%	1,099,225	$20,446	2.48%
Noninterest-Bearing Liabilities and
Stockholders' Equity
Demand Deposits	79,807			69,601
Other Liabilities	4,674			6,321
Stockholders' Equity	94,067			107,249
Total Noninterest-Bearing Liabilities
and Stockholders' Equity	178,548			183,171
Total Liabilities and Stockholders' Equity	$1,274,776			$1,282,396

Interest Rate Spread			2.97%			3.01%
Net Interest Income		$28,470			$29,519
Net Interest Margin			3.15%			3.24%

(1)
The average balance of loans includes the average balance of nonaccrual loans.  Income on such loans is recognized and recorded on the cash basis.  Taxable equivalent adjustments totaling $100 and $114 for nine month periods ended September 30, 2010 and 2009, respectively, are included in tax-exempt interest on loans.

(2)
Taxable-equivalent adjustments totaling $34 and $102 for nine month periods ended September 30, 2010 and 2009, respectively, are included in tax-exempt interest on investment securities.  The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

Part I (Continued)
Item 3
Colony Bankcorp, Inc. and Subsidiary
Interest Rate Sensitivity

The following table is an analysis of the Company’s interest rate-sensitivity position at September 30, 2010.  The interest-bearing rate-sensitivity gap, which is the difference between interest-earning assets and interest-bearing liabilities by repricing period, is based upon maturity or first repricing opportunity, along with a cumulative interest rate-sensitivity gap.  It is important to note that the table indicates a position at a specific point in time and may not be reflective of positions at other times during the year or in subsequent periods.  Major changes in the gap position can be, and are, made promptly as market outlooks change.

	Assets and Liabilities Repricing Within

	3 Months or Less	4 to 12 Months		1 Year	1 to 5 Years		Over 5 Years	Total

($ in Thousands)

EARNING ASSETS:
Interest-Bearing Deposits	$21,285	$	---	$21,285	$	---	---	$21,285
Federal Funds Sold	13,327		---	13,327		---	---	13,327
Investment Securities	4,447		4,709	9,156		229,955	31,732	270,843
Loans, Net of Unearned Income	341,793		199,272	541,065		299,432	9,418	849,915
Other Interest-Bearing Assets	6,300		---	6,300		---	---	6,300

Total Interest-Earning Assets	387,152		203,981	591,133		529,387	41,150	1,161,670

INTEREST-BEARING LIABILITIES:
Interest-Bearing Demand Deposits (1)	204,059		---	204,059		---	---	204,059
Savings (1)	36,352		---	36,352		---	---	36,352
Time Deposits	152,552		331,595	484,147		204,354	171	688,672
Other Borrowings (2)	5,469		---	5,469		41,000	30,000	76,469
Subordinated Debentures	24,229		---	24,229		---	---	24,229
Federal Funds Purchased	---		---	---		---	---	---
Repurchase Agreements	5,000		20,000	25,000		---	---	25,000

Total Interest-Bearing Liabilities	427,661		351,595	779,256		245,354	30,171	1,054,781

Interest Rate-Sensitivity Gap	(40,509)		(147,614)	(188,123)		284,033	10,979	106,889

Cumulative Interest-Sensitivity Gap	(40,509)		(188,123)	(188,123)		95,910	106,889

Interest Rate-Sensivitiy Gap as a
Percentage of Interest-Earning Assets	(3.49)%		(12.70)%	(16.19)%		24.45%	0.94%

Cumulative Interest Rate-Sensitivity as
as a Percentage of Interest-Earning Assets	(3.49)%		(16.19)%	(16.19)%		8.26%	9.20%

(1)  Interest-bearing Demand and Savings Accounts for repricing purposes are considered to reprice within 3 months or less.
(2)  Short-term borrowings for repricing purposes are considered to reprice within 3 months or less.

Part I (Continued)
Item 3

The foregoing table indicates that we had a one year negative gap of ($188) million, or (16.19) percent of total assets at September  30, 2010.  In theory, this would indicate that at September 30, 2010, $188 million more in liabilities than assets would reprice if there were a change in interest rates over the next 365 days.  Thus, if interest rates were to increase, the gap would indicate a resulting decrease in net interest margin.  However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity.  In addition, the interest rate spread between an asset and our supporting liability can vary significantly while the timing of repricing of both the assets and our supporting liability can remain the same, thus impacting net interest income.  This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposits.

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

The Company utilizes FTN Asset/Liability Management Analysis for a more dynamic analysis of balance sheet structure.  The Company has established earnings at risk for net-interest income in a +/- 200 basis point rate shock to be no more than a fifteen percent decline.  The most recent analysis as of June 30, 2010 indicates that net interest income would deteriorate 19.06 percent with a 200 basis point decrease and would improve 9.51 percent with a 200 basis point increase.  The increased exposure to declining rates is mitigated by the low likelihood of a further decline of 200 basis points from the current rate levels.  The Company has established equity at risk in a +/- 200 basis points rate shock to be no more than a twenty percent decline.  The most recent analysis as of June 30, 2010 indicates that net economic value of equity percentage change would decrease 19.66 percent with a 200 basis point decrease and would decrease 0.08 percent with a 200 basis point increase.  The Company has established its one year gap to be 0.80 percent to 1.20 percent.  The most recent analysis as of June 30, 2010 indicates a one year gap of 0.94 percent.  The analysis suggests net interest margin compression in a declining interest rate environment.  Given that interest rates have basically “bottomed-out” with the recent Federal Reserve action, the Company is anticipating interest rates to increase in the future though we believe that interest rates will remain flat most of 2010.  The Company is focusing on areas to minimize margin compression in the future by minimizing longer term fixed rate loans, shortening on the yield curve with investments, securing longer term FHLB advances, securing brokered certificates of deposit for longer terms and focusing on reduction of nonperforming assets.

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

During the quarter ended September 30, 2010, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date November 12, 2010	/s/ Al D. Ross
Al D. Ross,
President and Chief Executive Officer

Date November 12, 2010	/s/ Terry L. Hester
Terry L. Hester,
Executive Vice President and Chief Financial Officer