Form 10-K
period 2010-12-31
COLONY BANKCORP INC
filed 2011-03-15
CIK 711669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Fee Required)
For the Fiscal Year Ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):   Yes ☐  No  ☒

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of June 30, 2010:  $38,403,456 based on stock price of $7.00.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:  8,442,958 shares of $1.00 par value common stock as of March 14, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Annual Report are incorporated by reference from the Registrant’s definitive Proxy Statement for the 2011 annual meeting of shareholders to be filed with Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report.

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

Part I
Item 1

Business

COLONY BANKCORP, INC.

General

Colony Bankcorp, Inc. (the “Company” or “Colony”) is a Georgia business corporation which was incorporated on November 8, 1982.   The Company was organized for the purpose of operating as a bank holding company under the Federal Bank Holding Company Act of 1956, as amended, and the bank holding company laws of Georgia (Georgia Laws 1976, p. 168, et. seq.). On July 22, 1983, the Company, after obtaining the requisite regulatory approvals, acquired 100 percent of the issued and outstanding common stock of Colony Bank (formerly Colony Bank of Fitzgerald and The Bank of Fitzgerald), Fitzgerald, Georgia, through the merger of the Bank with a subsidiary of the Company which was created for the purpose of organizing the Bank into a one-bank holding company.  Since that time, Colony Bank has operated as a wholly-owned subsidiary of the Company.  Our business is conducted primarily through our wholly-owned subsidiary, which provides a broad range of banking services to its retail and commercial customers.  The company headquarters are located at 115 South Grant Street, Fitzgerald, Georgia 31750, its telephone number is 229-426-6000 and its Internet address is http://www.colonybank.com.  We operate twenty-nine domestic banking offices and one mortgage company office and at December 31, 2010, we had approximately $1.28 billion in total assets, $784.91 million in total loans, $1.06 billion in total deposits and $92.96 million in stockholder’s equity.  Deposits are insured, up to applicable limits, by the Federal Deposit Insurance Corporation.

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

Colony Bank - Banking Services

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

For additional discussion of our loan portfolio and deposit accounts, see “Management’s Discussion of Financial Condition and Results of Operations - Loans and Deposits.”

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

On March 19, 2004, Colony Bank Ashburn purchased Flag Bank - Thomaston office in a business combination accounted for as a purchase.  Since the date of acquisition, the Thomaston office operated as an office of Colony Bank Ashburn until August 1, 2008 when it became an office of Colony Bank.

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

In response to competitive issues, the Company merged all of its operations into one operating subsidiary, Colony Bank, effective August 1, 2008.  This consolidation effort enabled the Company to align products, pricing and marketing efforts while re-allocating resources to support management’s future growth strategies.

Correspondents

Colony Bank has correspondent relationships with the following banks: Federal Reserve Bank in Atlanta, Georgia; SunTrust Bank in Atlanta, Georgia; FTN Financial in Memphis, Tennessee, CenterState Bank in Lake Wales, Florida and Federal Home Loan Bank in Atlanta, Georgia.  The correspondent relationships facilitate the transactions of business by means of loans, collections, investment services, lines of credit and exchange services.  As compensation for these services, the Bank maintains balances with its correspondents in noninterest-bearing accounts and pays some service charges.

Employees

On December 31, 2010, the Company had a total of 285 full-time and 23 part-time employees.  We consider our relationship with our employees to be satisfactory.

The Company has a noncontributory profit-sharing plan covering all employees subject to certain minimum age and service requirements.  No Company contributions were made in 2010 due to performance, though funds in a forfeiture account where employees terminated with unvested balances were allocated for all eligible employees in 2010.  In addition, the Company maintains a comprehensive employee benefit program providing, among other benefits, hospitalization, major medical, life insurance and disability insurance.  Management considers these benefits to be competitive with those offered by other financial institutions in our market area.  Colony’s employees are not represented by any collective bargaining group.

Part I (Continued)
Item 1 (Continued)

SUPERVISION AND REGULATION
BANK HOLDING COMPANY REGULATION

General

Colony is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (BHCA).  As a bank holding company registered with the Federal Reserve under the BHCA and the Georgia Department of Banking and Finance (“the Georgia Department”) under the Financial Institutions Code of Georgia, it is subject to supervision, examination and reporting by the Federal Reserve and the Georgia Department.  Its activities are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries, or engaging in any other activity that the Federal Reserve determines to be so closely related to banking, or managing or controlling banks, as to be a proper incident to these activities.

Colony is required to file with the Federal Reserve and the Georgia Department periodic reports and any additional information as they may require.  The Federal Reserve and Georgia Department will also regularly examine the Company.  The Federal Deposit Insurance Corporation (“FDIC”) and Georgia Department also examine the Bank.

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

Recent Legislation

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was enacted (“EESA”) to restore confidence and stabilize the volatility in the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. Initially introduced as the Troubled Asset Relief Program (“TARP”), the EESA authorized the United States Department of the Treasury (“U.S. Treasury”) to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program. Initially, $350 billion or half of the $700 billion was made immediately available to the U.S. Treasury. On January 15, 2009, the remaining $350 billion was released to the U.S. Treasury.

Part I (Continued)
Item 1 (Continued)

On October 14, 2008, the U.S. Treasury announced its intention to inject capital into nine large U.S. financial institutions under the TARP Capital Purchase Program (the “TARP CPP”), and since has injected capital into many other financial institutions, including the Company. The U.S. Treasury initially allocated $250 billion towards the TARP CPP. On January 9, 2009, the Company entered into a Securities Purchase Agreement – Standard Terms with the U.S. Treasury (“Stock Purchase Agreement”), pursuant to which, among other things, the Company sold to the U.S. Treasury for an aggregate purchase price of $28 million, preferred stock and warrants. Under the terms of the TARP CPP, the Company is prohibited from increasing dividends on its common stock, and from making certain repurchases of equity securities, including its common stock, without the U.S. Treasury’s consent. Furthermore, as long as the preferred stock issued to the U.S. Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including the Company’s common stock, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions.

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

On February 10, 2009, the U.S. Treasury and the federal bank regulatory agencies announced in a Joint Statement a new Financial Stability Plan which would include additional capital support for banks under a Capital Assistance Program, a public-private investment fund to address existing bank loan portfolios and expanded funding for the FRB’s pending Term Asset-Backed Securities Loan Facility to restart lending and the securitization markets.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law by President Obama. The ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, the ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients, including the Company, until the institution has repaid the U.S. Treasury, which is now permitted under the ARRA without penalty and without the need to raise new capital, subject to the U.S. Treasury’s consultation with the recipient’s appropriate regulatory agency.

Part I (Continued)
Item 1 (Continued)

The executive compensation standards are more stringent than those currently in effect under the TARP CPP or those previously proposed by the U.S. Treasury. The new standards include (but are not limited to) (i) prohibitions on bonuses, retention awards and other incentive compensation, other than restricted stock grants which do not fully vest during the TARP period up to one-third of an employee’s total annual compensation, (ii) prohibitions on golden parachute payments for departure from a company, (iii) an expanded clawback of bonuses, retention awards, and incentive compensation if payment is based on materially inaccurate statements of earnings, revenues, gains or other criteria, (iv) prohibitions on compensation plans that encourage manipulation of reported earnings, (v) retroactive review of bonuses, retention awards and other compensation previously provided by TARP recipients if found by the U.S. Treasury to be inconsistent with the purposes of TARP or otherwise contrary to public interest, (vi) required establishment of a company-wide policy regarding “excessive or luxury expenditures,” and (vii) inclusion in a participant’s proxy statements for annual shareholder meetings of a nonbinding “Say on Pay” shareholder vote on the compensation of executives.

On February 23, 2009, the U.S. Treasury and the federal bank regulatory agencies issued a Joint Statement providing further guidance with respect to the Capital Assistance Program (“CAP”) announced February 10, 2009, including: (i) that the CAP will be initiated on February 25, 2009 and will include “stress test” assessments of major banks and that should the “stress test” indicate that an additional capital buffer is warranted, institutions will have an opportunity to turn first to private sources of capital; otherwise the temporary capital buffer will be made available from the government; (ii) such additional government capital will be in the form of mandatory convertible preferred shares, which would be converted into common equity shares only as needed over time to keep banks in a well-capitalized position and can be retired under improved financial conditions before the conversion becomes mandatory; and (iii) previous capital injections under the TARP CPP will also be eligible to be exchanged for the mandatory convertible preferred shares. The conversion of preferred shares to common equity shares would enable institutions to maintain or enhance the quality of their capital by increasing their tangible common equity capital ratios; however, such conversions would necessarily dilute the interests of existing shareholders.

On February 25, 2009, the first day the CAP program was initiated, the U.S. Treasury released the actual terms of the program, stating that the purpose of the CAP is to restore confidence throughout the financial system that the nation’s largest banking institutions have a sufficient capital cushion against larger than expected future losses, should they occur due to a more severe economic environment, and to support lending to creditworthy borrowers. Under the CAP terms, eligible U.S. banking institutions with assets in excess of $100 billion on a consolidated basis are required to participate in coordinated supervisory assessments, which are forward-looking “stress test” assessments to evaluate the capital needs of the institution under a more challenging economic environment. Should this assessment indicate the need for the bank to establish an additional capital buffer to withstand more stressful conditions, these institutions may access the CAP immediately as a means to establish any necessary additional buffer or they may delay the CAP funding for six months to raise the capital privately.  Eligible U.S. banking institutions with assets below $100 billion may also obtain capital from the CAP. The CAP program is an additional program from the TARP CCP and is open to eligible institutions regardless of whether they participated in the TARP CCP. The deadline to apply to the CAP was May 25, 2009.  The Company did not participate in the CAP program.

Part I (Continued)
Item 1 (Continued)

The EESA also increased Federal Deposit Insurance Corporation (“FDIC”) deposit insurance on most accounts from $100,000 to $250,000. This increase is currently in place until the end of 2013 and is not covered by deposit insurance premiums paid by the banking industry.  In addition, the FDIC implemented two temporary programs under the Temporary Liquidity Guaranty Program (“TLGP”) to provide deposit insurance for the full amount of most noninterest bearing transaction accounts through December 31, 2010 and to guarantee certain unsecured debt of financial institutions and their holding companies through June 2012. Financial institutions had until December 5, 2008 to opt out of these two programs. The Company and the Bank opted to remain in the unlimited insurance coverage for non-interest bearing accounts, but opted out of the debt guarantee portion of the program. The FDIC charges “systemic risk special assessments” to depository institutions that participate in the TLGP. The FDIC has recently proposed that Congress give the FDIC expanded authority to charge fees to the holding companies which benefit directly and indirectly from the FDIC guarantees.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The Dodd-Frank Act is intended to restructure the regulation of the financial services sector by, among other things, (i) establishing a framework to identify systemic risks in the financial system implemented by a newly created Financial Stability Oversight Council and other federal banking agencies; (ii) expanding the resolution authority of the federal banking agencies over troubled financial institutions; (iii) authorizing changes to capital and liquidity requirements; (iv) changing deposit insurance assessments; and (v) enhancing regulatory supervision to improve the safety and soundness of the financial services sector. The Dodd-Frank Act is expected to have a significant impact upon our business as its provisions are implemented over time. Below is a summary of certain provisions of the Dodd-Frank Act which, directly or indirectly, may affect us.

•
Changes to Capital Requirements. The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies which will not be lower and could be higher than current regulatory capital and leverage standards for insured depository institutions. Under these requirements, trust preferred securities will excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets. The Dodd-Frank Act requires capital requirements to be counter cyclical so that the required amount of capital increases in times of economic expansion and decreases in time of economic contraction consistent with safety and soundness.

•
Enhance Regulatory Supervision. The Dodd-Frank Act increases regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency.

•
Consumer Protection. The Dodd-Frank Act creates the Consumer Financial Protection Bureau (“CFPB”) within the Federal Reserve System. The CFPB is responsible for establishing and implementing rules and regulations under various federal consumer protections laws governing certain consumer products and services. The CFPB has primary enforcement authority over large financial institutions with assets of $10 billion or more, while smaller institutions will be subject to the CFPB’s rules and regulations through the enforcement authority of the federal banking agencies. States are permitted to adopt consumer protection laws and regulations that are more stringent than those laws and regulations adopted by the CFPB and state attorneys general are permitted to enforce consumer protection laws and regulations adopted by the CFPB.

Part I (Continued)
Item 1 (Continued)

•
Deposit Insurance. The Dodd-Frank Act permanently increases the deposit insurance limit for insured deposits to $250,000 per depositor and extends unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012. Other deposit insurance changes under the Dodd-Frank Act include (i) amendment of the assessment base used to calculate an insured depository institution’s deposit’s insurance premiums paid to the Deposit Insurance Fund (“DIF”) by elimination of deposits and substitution of average consolidated total assets less average tangible equity during the assessment period as the revised assessment base; (ii) increasing the minimum designated reserved ration of the DIF from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits; (iii) eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds; and (iv) repeal of the prohibition upon the payment of interest on demand deposits to be effective one year after the date of enactment of the Dodd-Frank Act. In December 2010, pursuant to the Dodd-Frank Act, the FDIC increased the reserve ration of the DIF to 2.0 percent effective January 1, 2011.

•
Transactions with Affiliates. The Dodd-Frank Act enhances the requirements of certain transactions with affiliates under Section23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time of which collateral requirements regarding covered transactions must be maintained.

•
Transactions with Insiders. Insider transactions limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also place on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.

•
Enhanced Lending Limitations. The Dodd-Frank Act strengthens the existing limits on a depository institution’s credit exposure to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

•
Debit Card Interchange Fees. The Dodd-Frank Act requires that the amount of any interchange fee charges by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer. Within nine months of enactment of the Dodd-Frank Act, the Federal Reserve Board is required to establish standards for reasonable and proportional fees which may take into account the costs of preventing fraud. The restrictions on interchange fees, however, do not apply to banks that, together with their affiliates, have assets of less than $10 billion.

•
Interstate Branching. The Dodd-Frank Act authorizes national and state banks to establish branch offices in other states to the same extent as a bank chartered by that state would be permitted to branch. Previously, banks could only establish branch offices in other states if the host state expressly permitted out-of-state banks to establish branch offices in that state. Accordingly, banks may be able to enter markets more freely.

•
Chapter Conversions. Effective one year after enactment of the Dodd-Frank Act, depository institutions that are subject to a cease and desist order or certain other enforcement actions issued with respect to a significant supervisory matter are prohibited from changing their federal or state charters, except in accordance with certain notice, application and other procedures involving the applicable regulatory agencies.

Part I (Continued)
Item 1 (Continued)

•
Compensation Practices. The Dodd-Frank Act provides that the appropriate federal banking regulators must establish standard prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other “covered financial institution” that provides an insider or other employee with “excessive compensation” or could lead to a material financial loss to such firm. In June 2010, prior to the enactment of the Dodd-Frank Act, the federal bank regulatory agencies jointly issued the Interagency Guidance on Sound Incentive Compensation Policies (“Guidance”), which requires that financial institutions establish metrics for measuring the risk to the financial institution establish metrics for measuring the risk to the financial institution of such loss from incentive compensation arrangements and implement policies to prohibit inappropriate risk taking that may lead to material financial loss to the institution. Together, the Dodd-Frank Act and the Guidance may impact our compensation policies and arrangements.

•
Corporate Governance. The Dodd-Frank Act will enhance corporate governance requirements to include (i) requiring publicly traded companies to give shareholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least ever three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders (ii) authorizing the SEC to promulgate rules that would allow shareholders to nominate their own candidates for election as directors using a company’s proxy materials; (iii) directing the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether or not the company is publicly traded; and (iv) authorizing the SEC to prohibit broker discretionary voting on the election of directors and on executive compensation matters.

Many of the requirements under the Dodd-Frank Act will be implemented over an extended period of time. Therefore, the nature and extend of regulations that will be issued by various regulatory agencies and the impact such regulations will have on the operations of financial institutions such as ours is unclear. Such regulations resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

On November 9, 2010, the FDIC board of directors issued a final rule to implement Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“DFA”) that provides temporary unlimited deposit insurance coverage for noninterest-bearing transaction accounts at all FDIC-insured depository institutions (“DFA Provision”).  The separate coverage for noninterest-bearing transaction accounts became effective on December 31, 2010 and terminates December 31, 2012.  Under the Dodd-Frank rule, all funds in “noninterest-bearing transaction accounts” will be insured in full by the FDIC from December 31, 2010 through December 31, 2012.  The Dodd-Frank rule does not cover any transaction account that may earn interest, such as a NOW account or a money market deposit account.  Effective with this change, low-interest NOW accounts will no longer be eligible for unlimited coverage previously provided under the Transaction Account Guarantee Program (“TAGP”), which expired December 31, 2010.  In issuing the final rule, the FDIC board of directors confirmed it would not extend the TAGP beyond its sunset date of December 31, 2010.

Part I (Continued)
Item 1 (Continued)

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

BUSINESS
Recent Developments

On October 21, 2010, the Board of Directors of the Company’s subsidiary bank, Colony Bank (the “Bank”), received notification from its primary regulators, the Georgia Department of Banking and Finance (“the Georgia Department”) and the FDIC that the Bank’s latest examination results require a program of corrective action as outlined in a proposed Memorandum of Understanding (“MOU”).  An MOU is characterized by the supervising authorities as an informal action that is neither published nor made publically available by the supervising authorities and is used when circumstances do not warrant formal supervisory action.  An MOU is not a “written agreement” for purposes of Section 8 of the Federal Deposit Insurance Act.  The Board of Directors entered into the MOU at its regularly scheduled monthly meeting on November 16, 2010 with the effective date of the MOU being November 23, 2010.

The MOU requires the Bank to develop, implement and maintain various processes to improve the Bank’s risk management of its loan portfolio, reduce adversely classified loans subject to certain exceptions, adopt a written plan to properly monitor and reduce the Bank’s commercial real estate concentration, continue to maintain the Bank’s loan loss provision and review its adequacy at least quarterly, and formulate and implement a written plan to improve and maintain earnings to be forwarded for review by the Georgia Department and FDIC.  The Bank is also required to obtain approval before any cash dividends can be paid.

The Bank has also agreed to have and maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as follows:  Tier 1 capital to total average assets of 8% and total risk-based capital to total risk-weighted assets of 10%.  At December 31, 2010, the Bank’s capital ratios were 8.30% and 14.39%, respectively.

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

Dividends

The Company is a legal entity separate and distinct from the Bank.  The principal source of the Company’s cash flow, including cash flow to pay dividends to its stockholders, is dividends that the Bank pays to it.  Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Company as well as to the Company’s payment of dividends to its stockholders.  Pursuant to MOU entered into with the Georgia Department and the FDIC, the Bank is required to obtain approval from these regulators before any cash dividends can be paid.  The Company is also a participant in the U.S. Treasury Capital Program and certain restrictions on the payment of dividends to stockholders apply.

Under the terms of the TARP CPP, for so long as any preferred stock issued under the TARP CPP remains outstanding, the Company is prohibited from increasing dividends on its common stock, and from making certain repurchases of equity securities, including its common stock, without the U.S. Treasury’s consent until the third anniversary of the U.S. Treasury’s investment or until the U.S. Treasury has transferred all of the preferred stock it purchased under the TARP CPP to third parties. As long as the preferred stock issued to the U.S. Treasury is outstanding, as well as the Company’s Series A Preferred Stock, dividend payments and repurchases or redemptions relating to certain equity securities, including the Company’s common stock, are also prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions.

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

In measuring the adequacy of capital, assets are generally weighted for risk.  Certain assets, such as cash and U.S. government securities, have a zero risk weighting.  Others, such as commercial and consumer loans, have a 100 percent risk weighting.  Risk weightings are also assigned for off-balance sheet items such as loan commitments.  The various assets are multiplied by the appropriate risk-weighting to determine risk-adjusted assets for the capital calculations.  For the leverage ratio mentioned above, average assets are not risk-weighted.

Part I (Continued)
Item 1 (Continued)

The federal banking agencies must take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements.  There are five tiers for financial institutions: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.”  Under these regulations, a bank will be:

•
“well capitalized” if it has a Total Capital ratio of 10 percent or greater, a Tier 1 Capital ratio of 6 percent or greater, a leverage ratio of 5 percent or better - or 4 percent in certain circumstances - and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure;

•
“adequately capitalized” if it has a Total Capital ratio of 8 percent or greater, a Tier 1 Capital ratio of 4 percent or greater, and a leverage ratio of 4 percent or greater - or 3 percent in certain circumstances - and is not well capitalized;

•	“undercapitalized” if it has a Total Capital ratio of less that 8 percent, a Tier 1 Capital ratio of less that 4 percent - or 3 percent in certain circumstances;

•	“significantly undercapitalized” if it has a Total Capital ratio of less than 6 percent or a Tier 1 Capital ratio of less than 3 percent, or a leverage ratio of less than 3 percent; or

•	“critically undercapitalized” if its tangible equity is equal to or less than 2 percent of average quarterly assets.

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

Part I (Continued)
Item 1 (Continued)

At December 31, 2010, the Company exceeded the minimum Tier 1, risk-based and leverage ratios and qualified as “well capitalized” under current Federal Reserve Board criteria.  The following table sets forth certain capital information for the Company as of December 31, 2010.  As of December 31, 2010, Colony had Tier 1 Capital and Total Capital of approximately 13.57 percent and 14.85 percent, respectively, of risk-weighted assets. As of December 31, 2010, Colony had a leverage ratio of Tier 1 Capital to total average assets of approximately 8.59 percent.

	December 31, 2010
	Amount	Percent

Leverage Ratio
Actual	$106,845	8.59%
Well-Capitalized Requirement	62,185	5.00
Minimum Required (1)	49,748	4.00
Risk Based Capital:
Tier 1 Capital
Actual	106,845	13.57
Well-Capitalized Requirement	47,236	6.00
Minimum Required (1)	31,491	4.00
Total Capital
Actual	116,914	14.85
Well-Capitalized Requirement	78,727	10.00
Minimum Required (1)	62,981	8.00

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

FDIC Insurance Assessments

Deposit Insurance Assessments.  Substantially all of the deposits of the Bank are insured up to applicable limits by the DIF of the FDIC and the Bank must pay deposit insurance assessments to the FDIC for such deposit insurance protection.  The FDIC maintains the DIF by designating a required reserve ratio.  If the reserve ratio falls below the designated level, the FDIC must adopt a restoration plan that provides that the DIF will return to an acceptable level generally within 5 years.  The designated reserve ratio is currently set at 2.00 percent. The FDIC has the discretion to price deposit insurance according to the risk for all insured institutions regardless of the level of the reserve ratio.

Part I (Continued)
Item 1 (Continued)

The DIF reserve ratio is maintained by assessing depository institutions an insurance premium based upon statutory factors.  Under its current regulations, the FDIC imposes assessments for deposit insurance according to a depository institution’s ranking in one of four risk categories based upon supervisory and capital evaluations.  The assessment rate for an individual institution is determined according to a formula based on a combination of weighted average CAMELS component ratings, financial ratios and, for institutions that have long-term debt ratings, the average ratings of its long-term debt.  Well-capitalized institutions (generally those with CAMELS composite ratings of 1 or 2) are grouped in Risk Category I and the initial base assessment rate for deposit insurance is set at an annual rate of between 12 and 16 basis points.  The initial base assessment rate for institutions in Risk Categories II, III and IV is set at annual rates of 22, 32 and 50 basis points, respectively.  These initial base assessment rates are adjusted to determine an institution’s final assessment rate based on its brokered deposits, secured liabilities and unsecured debt. Total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV.

In November, 2009, the FDIC adopted a rule that required all insured institutions with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  The assessment, which for the Company totaled $35.6 million, was calculated by taking the institution’s actual September 30, 2009 assessment base and adjusting it quarterly by an estimated 5 percent annual growth rate through the end of 2012.  Each institution records the entire amount of its prepaid assessment as a prepaid expense, an asset on its balance sheet, as of December 30, 2009.  As of December 31, 2009, and each quarter thereafter, each institution records an expense, or a charge to earnings, for its quarterly assessment invoiced on its quarterly statement and an offsetting credit to the prepaid assessment until the asset is exhausted.

On February 7, 2011, the FDIC approved a final rule that amends its existing DIF restoration plan and implements certain provisions of the Dodd-Frank Act.  Effective April 1, 2011 the assessment base will be determined using average consolidated total assets minus average tangible equity rather than the current assessment base of adjusted domestic deposits.  Since the change will result in a much larger assessment base, the final rule also lowers the assessment rates in order to keep the total amount collected from financial institutions relatively unchanged from the amounts currently being collected.  The new assessment rates, calculated on the revised assessment base, will generally range from 2.5 to 9 basis points for Risk Category I institutions, 9 to 24 basis points for Risk Category II institutions, 18 to 33 basis points for Risk Category III institutions, and 30 to 45 basis points for Risk Category IV institutions.  For large institutions (generally those with total assets of $10 billion or more), which as of December 31, 2010 did not include the Bank, the initial base assessment rate will range from 5 to 35 basis points on an annualized basis.  After the effect of potential base-rate adjustments, the total base assessment rate could range from 2.5 to 45 basis points on an annualized basis.  Assessment rates for large institutions will be calculated using a scorecard that combines CAMELS ratings and certain forward-looking financial measures to assess the risk a large institution poses to the DIF.  The new assessment rates will be calculated for the quarter beginning April 1, 2011 and reflected in invoices for assessments due September 30, 2011.

Part I (Continued)
Item 1 (Continued)

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

Item 3

Legal Proceedings

The Company and its subsidiary may become parties to various legal proceedings arising from the normal course of business.  As of December 31, 2010, there are no material pending legal proceedings to which Colony or its subsidiary are a party or of which any of its property is the subject.

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

Year Ended December 31, 2010	High	Low	Close	Dividends Per Share

Fourth Quarter	4.97	3.76	4.03	0.000
Third Quarter	7.00	4.50	4.50	0.000
Second Quarter	9.25	5.90	7.00	0.000
First Quarter	6.06	3.50	5.84	0.000

Year Ended December 31, 2009

Fourth Quarter	6.38	3.55	4.61	0.000
Third Quarter	8.83	5.90	6.69	0.000
Second Quarter	8.90	6.13	7.11	0.049
First Quarter	9.50	4.51	6.39	0.098

The Company paid cash dividends on its common stock of $1,057,464 or $0.15 per share in 2009.  No cash dividends were paid on its common stock in 2010.  The Company’s board of directors suspended the payment of dividends in the third quarter of 2009.  For a description of the restrictions and limitations on the Company’s ability to pay dividends, please see “Dividends” on Page 17.

As of December 31, 2010, the Company had approximately 2,141 stockholders of record.

On March 30, 2010, Colony Bankcorp, Inc. accepted the subscriptions of several investors in a private placement offering to accredited investors under an exemption from registration contained in Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D under the Securities Act.  The Company offered a maximum of 1,216,545 shares of its common stock at a price of $4.11-$4.50 per share.  The price for non-affiliates was determined using a twenty day average trading price as quoted on NASDAQ Stock Market immediately prior to the beginning of the offering.  All of the shares were purchased for a total of $5.08 million, less offering expenses of approximately $20,000.  The offering was closed March 30, 2010.

Issuer Purchase of Equity Securities

The Company purchased no shares of the Company’s common stock during the quarter ended December 31, 2010.

Part II (Continued)
Item 6

Selected Financial Data

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in Thousands, except per share data)
Selected Balance Sheet Data
Total Assets	$1,275,658	$1,307,089	$1,252,782	$1,208,777	$1,213,504
Total Loans, Net of Unearned Interest and Fees	813,189	931,252	960,857	944,978	941,772
Total Deposits	1,059,124	1,057,586	1,006,991	1,018,602	1,042,446
Investment Securities	303,886	267,300	207,704	167,191	149,307
Federal Home Loan Bank Stock	6,064	6,345	6,272	5,533	5,087
Stockholders’ Equity	92,959	89,275	83,215	83,743	76,611
Selected Income Statement Data
Interest Income	58,738	65,847	75,297	90,159	83,280
Interest Expense	21,523	26,281	37,922	47,701	41,392

Net Interest Income	37,215	39,566	37,375	42,458	41,888
Provision for Loan Losses	13,350	43,445	12,938	5,931	3,987
Other Income	10,006	9,544	9,005	7,817	7,350
Other Expense	33,856	34,844	30,856	31,579	29,882

Income (Loss) Before Tax	15	(29,179)	2,586	12,765	15,369
Income Tax Expense (Benefit)	(459)	(9,995)	557	4,218	5,217

Net Income (Loss)	474	(19,184)	2,029	8,547	10,152
Preferred Stock Dividends	1,400	1,365	-	-	-

Net Income (Loss) Available to Common Stockholders	$(926)	$(20,549)	$2,029	$8,547	$10,152

Weighted Average Common Shares Outstanding	8,149	7,213	7,199	7,189	7,177
Shares Outstanding	8,443	7,229	7,212	7,201	7,190
Intangible Assets	$295	$331	$2,779	$2,815	$2,851
Dividends Declared	-	1,057	2,814	2,629	2,337
Average Assets	1,269,607	1,286,418	1,204,846	1,204,165	1,160,718
Average Stockholders’ Equity	94,452	105,655	84,372	80,595	71,993
Net Charge-Offs	16,471	29,060	11,435	2,407	2,760
Reserve for Loan Losses	28,280	31,401	17,016	15,513	11,989
OREO	20,208	19,705	12,812	1,332	970
Nonperforming Loans	28,921	33,566	35,374	15,016	8,078
Nonperforming Assets	49,262	53,403	48,186	16,348	9,048
Average Interest-Earning Assets	1,199,216	1,218,153	1,144,927	1,141,652	1,097,716
Noninterest-Bearing Deposits	102,959	84,239	77,497	86,112	77,336

Part II (Continued)
Item 6 (Continued)

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in Thousands, except per share data)

Per Share Data:
Net Income (Loss) Per Common Share (Diluted)	$(0.11)	$(2.85)	$0.28	$1.19	$1.41
Common Book Value Per Share	7.75	8.57	11.54	11.63	10.66
Tangible Common Book Value Per Share	7.72	8.52	11.15	11.24	10.26
Dividends Per Common Share	0.00	0.15	0.39	0.365	0.325
Profitability Ratios:
Net Income (Loss) to Average Assets	(0.07)%	(1.60)%	0.17%	0.71%	0.87%
Net Income (Loss) to Average Stockholders’ Equity	(0.98)	(19.45)	2.40	10.60	14.10
Net Interest Margin	3.12	3.27	3.30	3.75	3.84
Loan Quality Ratios:
Net Charge-Offs to Total Loans	2.03	3.12	1.19	0.25	0.29
Reserve for Loan Losses to Total Loans and OREO	3.39	3.30	1.75	1.64	1.27
Nonperforming Assets to Total Loans and OREO	5.91	5.62	4.95	1.73	0.96
Reserve for Loan Losses to Nonperforming Loans	97.78	93.55	48.10	103.31	148.42
Reserve for Loan Losses to Total Nonperforming Assets	57.41	58.80	35.31	94.89	132.50
Liquidity Ratios:
Loans to Total Deposits	76.78	88.06	95.42	92.77	90.34
Loans to Average Earning Assets	67.81	76.45	83.92	82.77	85.79
Noninterest-Bearing Deposits to Total Deposits	9.72	7.97	7.70	8.45	7.42
Capital Adequacy Ratios:
Common Stockholders’ Equity to Total Assets	5.13	4.74	6.64	6.93	6.31
Total Stockholders’ Equity to Total Assets	7.29	6.83	6.64	6.93	6.31
Dividend Payout Ratio	NM(1)	NM(1)	139.29	30.67	23.05

(1)           Not meaningful due to net loss recorded.

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

Allowance for Loan Losses - The allowance for loan losses provides coverage for probable losses inherent in the Company’s loan portfolio.  Management evaluates the adequacy of the allowance for loan losses quarterly based on changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, regulatory guidance and economic factors.  This evaluation is inherently subjective, as it requires the use of significant management estimates.  Many factors can affect management’s estimates of specific and expected losses, including volatility of default probabilities, collateral values, rating migrations, loss severity and economic and political conditions.  The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.

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

Goodwill and Other Intangibles – The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value.  The Company did not have any goodwill on its books at December 31, 2010.  Other intangible assets are amortized over their estimated useful lives using straight-line and accelerated methods, and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount.  The initial goodwill and other intangibles recorded and subsequent impairment analysis require management to make subjective judgments concerning estimates of how the acquired asset will perform in the future.  Events and factors that may significantly affect the estimates include, among others, customer attrition, changes in revenue growth trends, specific industry conditions and changes in competition.

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of December 31, 2010 and 2009, and results of operations for each of the years in the three-year period ended December 31, 2010. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 34 percent  federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.

Dollar amounts in tables are stated in thousands, except for per share amounts.

Part II (Continued)
Item 7 (Continued)

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense.  Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities.  Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets.  Net income (loss) available to common shareholders totaled $(0.93) million, or $(0.11) per diluted common share in 2010 compared to $(20.55) million, or $(2.85) diluted per common share in 2009 compared to $2.03 million, or $0.28 diluted per common share in 2008.

Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

	2010		2009	2008

Taxable-Equivalent Net Interest Income		$37,393	$39,848	$37,740
Taxable-Equivalent Adjustment		178	282	365

Net Interest Income		37,215	39,566	37,375
Provision for Possible Loan Losses		13,350	43,445	12,938
Noninterest Income		10,006	9,544	9,005
Noninterest Expense		33,856	34,844	30,856

Income (Loss) Before Income Taxes		15	(29,179)	2,586
Income Taxes (Benefits)		(459)	(9,995)	557

Net Income (Loss)		$474	$(19,184)	$2,029

Preferred Stock Dividends		1,400	1,365	---
Net Income (Loss) Available to Common Stockholders	$	(926)	$(20,549)	$2,029

Basic per Common Share:
Net Income (Loss)		$(0.11)	$(2.85)	$0.28
Diluted per Common Share:
Net Income (Loss)		$(0.11)	$(2.85)	$0.28
Return on Average Assets:
Net Income (Loss)		(0.07)%	(1.60)%	0.17%
Return on Average Equity:
Net Income (Loss)		(0.98)%	(19.45)%	2.40%

Part II (Continued)
Item 7 (Continued)

Net income (loss) available to common shareholders for 2010 increased $19.62 million, or 95.49 percent, compared to 2009.  The increase was primarily the result of a $30.10 million decrease in provision for loan losses, an increase of $462 thousand in noninterest income and a decrease of $988 thousand in noninterest expense.  The impact of these items was partly offset by a $2.35 million decrease in net interest income, a $35 thousand increase in preferred stock dividends, and an increase of $9.54 million in income tax expense.  The increase in income tax expense resulted in an income tax benefit of $459 thousand.

Net income (loss) available to common shareholders for 2009 decreased $22.58 million, or 1,112.85 percent, compared to 2008.  The decrease was primarily the result of a $30.51 million increase in provision for loan losses, an increase of $3.99 million in noninterest expense, and $1.37 million in preferred stock dividends.  The impact of these items was partly offset by a $2.19 million increase in net interest income, an increase of $540 thousand in noninterest income and a decrease of $10.55 million in income tax expense.  The decrease in income tax expense resulted in an income tax benefit of $10 million.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets.  Net interest income is the Company’s largest source of revenue, representing 78.81 percent of total revenue during 2010 and 80.57 percent during 2009.

Net interest margin is the taxable-equivalent net interest income as a percentage of average earning assets for the period.  The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions.  The Company’s loan portfolio is significantly affected by changes in the prime interest rate.  The prime interest rate, which is the rate offered on loans to borrowers with strong credit has ranged from 3.25 percent to 7.25 percent during 2008 to 2010.  At year end 2007, the prime rate was 7.25 percent and with the 400 basis point reduction during 2008 the prime rate ended the year at 3.25 percent and remained at 3.25 percent for all of 2010.  The federal funds rate moved similar to prime rate with interest rates ranging from 0.25 percent to 4.25 percent during 2008 to 2010.  At year end 2007, the federal funds rate was 4.25 percent and with the 400 basis point reduction during 2008 the federal funds rate ended the year at 0.25 percent and remained at 0.25 percent for all of 2010.  We anticipate the Federal Reserve tightening interest rate policy in 2011, which should benefit Colony’s net interest margin.

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

		Changes From			Changes From
	2009 to 2010 (a)			2008 to 2009 (a)
	Volume	Rate	Total	Volume	Rate	Total

Interest Income
Loans, Net-taxable	$(5,850)	$(67)	$(5,917)	$286	$(9,410)	$(9,124)

Investment Securities
Taxable	1,088	(2,260)	(1,172)	3,559	(3,207)	352
Tax-exempt	(226)	(8)	(234)	(220)	12	(208)
Total Investment Securities	862	(2,268)	(1,406)	3,339	(3,195)	144

Interest-Bearing Deposits in Other banks	27	(6)	21	(10)	(16)	(26)
Federal Funds Sold	76	(5)	71	(29)	(220)	(249)
Other Interest - Earning Assets	---	18	18	12	(290)	(278)
Total Interest Income	(4,885)	(2,328)	(7,213)	3,598	(13,131)	(9,533)

Interest Expense
Interest-Bearing Demand and Savings Deposits	106	(206)	(100)	236	(1,685)	(1,449)
Time Deposits	(218)	(4,113)	(4,331)	686	(10,396)	(9,710)
Total Interest Expense On Deposits	(112)	(4,319)	(4,431)	922	(12,081)	(11,159)

Other Interest-Bearing Liabilities
Federal Funds Purchased and Repurchase Agreements	(337)	308	(29)	684	(322)	362
Subordinated Debentures	---	(143)	(143)	---	(612)	(612)
Other Debt	(173)	18	(155)	197	(430)	(233)

Total Interest Expense	(622)	(4,136)	(4,758)	1,803	(13,445)	(11,642)
Net Interest Income (Loss)	$(4,263)	$1,808	$(2,455)	$1,795	$314	$2,109

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

The Company maintains about 28.6 percent of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years. The liabilities to fund assets are primarily in short term certificates of deposit that mature within one year. This balance sheet composition allowed the Company to be relatively constant with its net interest margin until 2008.  During 2007 interest rates decreased 100 basis points and this decrease by the Federal Reserve in 2007 followed by 400 basis point decrease in 2008 resulted in significant pressure in net interest margins.  While the Federal Reserve rates have remained unchanged since 2008, we have seen the net interest margin decrease to 3.12 percent for 2010 compared to 3.27 percent for 2009 and to 3.30 percent for 2008.  Given the Federal Reserve’s aggressive posture during 2008 that ended the year with a range of 0 - 0.25 percent federal funds target rate and remained the same for all of 2010, we have seen our net interest margin reach a low of 3.02 percent for fourth quarter of 2010 to a high of 3.20 percent for second quarter 2010.

Part II (Continued)
Item 7 (Continued)

Taxable-equivalent net interest income for 2010 decreased $2.45 million, or 6.16 percent, compared to 2009, while taxable-equivalent net interest income for 2009 increased by $2.11 million, or 5.59 percent, compared to 2008.  The fluctuation between the comparable periods resulted from the negative impact of the significant decrease in interest rates.  The average volume of earning assets during 2010 decreased $18.94 million compared to 2009 while over the same period the net interest margin decreased to 3.12 from 3.27 percent.  Similarly, the average volume of earning assets during 2009 increased $73.23 million compared to 2008 while over the same period the net interest margin decreased to 3.27 percent from 3.30 percent.  Growth in average earning assets during 2010 and 2009 was primarily in fed funds sold, investment securities and interest bearing deposits.  The reduction in the net interest margin in 2010 was primarily the result of the decrease in average earning assets and maintenance of a higher liquidity level.

The average volume of loans decreased $97.49 million in 2010 compared to 2009 and increased $4.1 million in 2009 compared to 2008.  The average yield on loans decreased 1 basis point in 2010 compared to 2009 and decreased 98 basis points in 2009 compared to 2008. The average volume of other borrowings decreased $21.5 million in 2010 compared to 2009 while average deposits increased $17.3 million in 2010 compared to 2009.  The average volume of deposits increased $30.4 million while other borrowings increased $29.3 million in 2009 compared to 2008.  Interest-bearing deposits made up 38.9 percent of the increase in average deposits in 2010 and 106.6 percent of the increase in average deposits in 2009. Accordingly, the ratio of average interest-bearing deposits to total average deposits was 92.1 percent in 2010, 93.0 percent in 2009 and 92.5 percent in 2008. This deposit mix, combined with a general decrease in interest rates, had the effect of (i) decreasing the average cost of total deposits by 47 basis points in 2010 compared to 2009 and decreasing the average cost of total deposits by 120 basis points in 2009 compared to 2008, and (ii) mitigating a portion of the impact of decreasing yields on earning assets on the Company’s net interest income.

The Company’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 2.94 percent in 2010 compared to 3.05 percent in 2009 and 2.97 percent in 2008. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Quantitative and Qualitative Disclosures About Interest Rate Sensitivity included elsewhere in this report.

Provision for Possible Loan Losses

The provision for possible loan losses is determined by management as the amount to be added to the allowance for possible loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for possible loan losses totaled $13.35 million in 2010 compared to $43.45 million in 2009 and $12.94 million in 2008.  See the section captioned “Allowance for Possible Loan Losses” elsewhere in this discussion for further analysis of the provision for possible loan losses.

Part II (Continued)
Item 7 (Continued)

Noninterest Income

The components of noninterest income were as follows:

	2010	2009	2008

Service Charges on Deposit Accounts	$3,597	$4,198	$4,700
Other Charges, Commissions and Fees	1,140	986	981
Other	1,335	1,146	1,508
Mortgage Fee Income	313	448	609
Securities Gains	2,617	2,626	1,195
SBA Premiums	1,005	140	12

	$10,007	$9,544	$9,005

Total noninterest income for 2010 increased $463 thousand, or 4.85 percent, compared to 2009 while total noninterest income for 2009 increased $539 thousand, or 5.99 percent, compared to 2008.  The increase in 2010 noninterest income compared to 2009 was primarily in SBA premiums and other charges, commissions and fees, while the increase in 2009 noninterest income compared to 2008 was primarily in securities gains.  Changes in these items and the other components of noninterest income are discussed in more detail below.

Service Charges on Deposit Accounts.  Service charges on deposit accounts for 2010 decreased $601 thousand, or 14.32 percent, compared to 2009.  The decrease was primarily due to a decrease in volume of consumer and business account overdraft fees.  Service charges on deposit accounts for 2009 decreased $502 thousand, or 10.68 percent, compared to 2008.  The decrease was primarily due to a decrease in overdraft fees, which were related to consumer and business accounts.

Mortgage Fee Income.  Mortgage fee income for 2010 decreased $135 thousand, or 30.13 percent, compared to 2009.  The decrease was primarily due to decreased mortgage loan activity with the housing and real estate downturn.  Mortgage fee income for 2009 decreased $161 thousand, or 26.44 percent, compared to 2008 due to decreased mortgage loan activity.

Security Gains.  The Company realized gains from the sale of securities of $2.62 million for 2010 compared to $2.63 million in 2009 and $1.20 million in 2008.

All Other Noninterest Income.  Other charges, commissions and fees, other income and SBA premiums for 2010 increased $1.21 million, or 53.13 percent, compared to 2009.  The increase was primarily due to the premiums realized on SBA guaranteed loans of $1.01 million for 2010 compared to $140 thousand for 2009 and from a death benefit on BOLI insurance plan in the amount of $212 thousand for 2010.  In 2009 other charges, commissions and fees, other income, and SBA premiums decreased $229 thousand, or 9.16 percent compared to 2008.

Part II (Continued)
Item 7 (Continued)

Noninterest Expense

The components of noninterest expense were as follows:

	2010	2009	2008

Salaries and Employee Benefits	$14,097	$14,483	$16,238
Occupancy and Equipment	4,422	4,287	4,191
Other	15,337	16,074	10,427

	$33,856	$34,844	$30,856

Total noninterest expense for 2010 decreased $988 thousand, or 2.84 percent compared to 2009 while total noninterest expense for 2009 increased $3.99 million, or 12.93 percent, compared to 2008.  Reduction in noninterest expense in 2010 was primarily in salaries and employee benefits and other noninterest expense while the Company had an increase in occupancy and equipment.  Growth in noninterest expense in 2009 was primarily in other noninterest expense and occupancy and equipment while the Company had a decrease in salaries and employee benefits.

Salaries and Employee Benefits.  Salaries and employee benefits expense for 2010 decreased $386 thousand, or 2.66 percent, compared to 2009.  The slowing economy and lack of growth resulted in decreases in headcount as a result of normal attrition.  Restructuring due to consolidation efforts initiated during 2008 also reduced salaries and benefits.  The Company did not payout any profit sharing in 2010 due to Company performance.  Salaries and employee benefits expense for 2009 decreased $1.76 million, or 10.81 percent, compared to 2008.  The slowing economy and lack of growth resulted in decreases in headcount as a result of normal attrition and restructuring due to consolidation efforts initiated in 2008.  In addition the Company did not payout any bonuses or profit sharing based on Company performance being significantly below targeted goals in 2009.

Occupancy and Equipment.  Net occupancy expense for 2010 increased $135 thousand compared to 2009, or an increase of 3.15 percent.  Net occupancy expense for 2009 increased $96 thousand compared to 2008, or an increase of 2.29 percent.  The purchase of new data processing software and equipment resulted in additional depreciation expense of $48 thousand for 2010 compared to 2009 and $65 thousand for 2009 compared to 2008.

All Other Noninterest Expense.  All other noninterest expense for 2010 decreased $737 thousand, or 4.59 percent.  Significant changes in noninterest expense were:  FDIC insurance assessment fees decreased to $1.87 million for 2010 compared to $2.66 million for 2009, or a decrease of $795 thousand and goodwill impairment expense was $0 for 2010 in comparison to $2.41 million for 2009.  The impact of these items was partly offset by an increase to legal and professional fees of $7 thousand, or 0.54 percent in 2010 compared to 2009 and an increase to foreclosed property and repossession expense of $2.67 million, or 117.70 percent in 2010 compared to 2009.  All other noninterest expense for 2009 increased $5.65 million, or 54.16 percent.  Significant changes in noninterest expense were:  FDIC insurance assessment fees increased to $2.66 million for 2009 compared to $603 thousand for 2008, or an increase of $2.06 million; foreclosed property and repossession expense increased to $2.27 million for 2009 compared to $382 thousand for 2008, or an increase of $1.89 million and goodwill impairment expense was $2.41 million for 2009 compared to $0 for 2008.

Part II (Continued)
Item 7 (Continued)

Sources and Uses of Funds

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the assets in which those funds are invested as a percentage of the Company’s average total assets for the period indicated. Average assets totaled $1.27 billion in 2010 compared to $1.29 billion in 2009 and $1.20 billion in 2008.

	2010		2009		2008
Sources of Funds:
Deposits:
Noninterest-Bearing	$82,160	6.5%	$71,561	5.5%	$73,569	6.1%
Interest-Bearing	952,095	75.0	945,360	73.5	912,932	75.8
Federal Funds Purchased and Repurchase Agreements	26,070	2.0	42,452	3.3	18,200	1.5
Subordinated Debentures and Other Borrowed Money	110,149	8.7	115,229	9.0	110,141	9.1
Other Noninterest-Bearing Liabilities	4,681	0.4	6,161	0.5	5,632	0.5
Equity Capital	94,452	7.4	105,655	8.2	84,372	7.0

Total	$1,269,607	100.0%	$1,286,418	100.0%	$1,204,846	100.0%

Uses of Funds:
Loans	$834,739	65.8%	$943,164	73.3%	$941,794	78.2%
Investment Securities	267,015	21.0	238,968	18.6	168,532	14.0
Federal Funds Sold	38,809	3.1	9,392	0.7	10,499	0.9
Interest-Bearing Deposits	21,911	1.7	788	0.1	1,235	0.1
Other Interest-Earning Assets	6,297	0.5	6,328	0.5	6,079	0.5
Other Noninterest-Earning Assets	100,836	7.9	87,778	6.8	76,707	6.3

Total	$1,269,607	100.0%	$1,286,418	100.0%	$1,204,846	100.0%

Deposits continue to be the Company’s primary source of funding.  Over the comparable periods, the relative mix of deposits continues to be high in interest-bearing deposits.  Interest-bearing deposits totaled 92.06 percent of total average deposits in 2010 compared to 92.96 percent in 2009 and 92.54 percent in 2008.

The Company primarily invests funds in loans and securities.  Loans continue to be the largest component of the Company’s mix of invested assets.  Loan demand was sluggish in 2010 as total loans were $813.3 million at December 31, 2010, down 12.7 percent, compared to loans of $931.4 million at December 31, 2009, while total loans at December 31, 2009 were down 3.08 percent compared to loans of $961.0 million at December 31, 2008.  See additional discussion regarding the Company’s loan portfolio in the section captioned “Loans” included below.  The majority of funds provided by deposit growth have been invested in loans.

Part II (Continued)
Item 7 (Continued)

Loans

The following table presents the composition of the Company’s loan portfolio as of December 31 for the past five years.

	2010	2009	2008	2007	2006

Commercial, Financial and Agricultural	$63,772	$80,984	$86,379	$52,323	$61,887
Real Estate
Construction	76,682	113,117	160,374	211,484	193,952
Mortgage, Farmland	52,778	54,965	54,159	42,439	40,936
Mortgage, Other	570,350	626,993	600,653	544,655	549,601
Consumer	33,564	38,383	44,163	72,350	76,930
Other	16,104	16,950	15,308	22,028	18,967
	813,250	931,392	961,036	945,279	942,273

Unearned Interest and Fees	(61)	(140)	(179)	(301)	(501)
Allowance for Loan Losses	(28,280)	(31,401)	(17,016)	(15,513)	(11,989)

Loans	$784,909	$899,851	$943,841	$929,465	$929,783

The following table presents total loans as of December 31, 2010 according to maturity distribution and/or repricing opportunity on adjustable rate loans.

Maturity and Repricing Opportunity

One Year or Less	$517,287
After One Year through Three Years	261,981
After Three Years through Five Years	24,163
Over Five Years	9,819
$813,250

Overview. Loans totaled $813.3 million at December 31, 2010, down 12.68 percent from December 31, 2009 loans of $931.4 million.  The majority of the Company’s loan portfolio is comprised of the real estate loans-other, real estate construction and commercial financial and agricultural loans.  Real estate-other, which is primarily 1-4 family residential properties and nonfarm nonresidential properties, made up 70.13 percent and 67.32 percent of total loans, real estate construction made up 9.43 percent and 12.15 percent while commercial financial and agricultural loans made up 7.84 percent and 8.70 percent of total loans at December 31, 2010 and December 31, 2009, respectively.  Real estate loans-other include both commercial and consumer balances.

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

Commercial, Financial and Agricultural.  Commercial, financial and agricultural loans at December 31, 2010 decreased 21.25 percent from December 31, 2009 to $63.8 million. The Company’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Company’s loan policy guidelines.

Industry Concentrations. As of December 31, 2010 and December 31, 2009, there were no concentrations of loans within any single industry in excess of 10 percent of total loans, as segregated by Standard Industrial Classification code (“SIC code”). The SIC code is a federally designed standard industrial numbering system used by the Company to categorize loans by the borrower’s type of business.

Part II (Continued)
Item 7 (Continued)

Collateral Concentrations.  Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions.  The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk, particularly with the current economic downturn in the real estate market.  At December 31, 2010, approximately 86 percent of the Company’s loan portfolio was concentrated in loans secured by real estate.  A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector.  The continued downturn of the housing and real estate market that began in 2007 has resulted in an increase of problem loans secured by real estate.  These loans are centered primarily in the Company’s larger MSA markets.  Declining collateral real estate values that secure land development, construction and speculative real estate loans in the Company’s larger MSA markets have resulted in high loan loss provisions in 2010.  In addition, a large portion of the Company’s foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions.  Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.

Large Credit Relationships.   The Company is currently in eighteen counties in south and central Georgia and include metropolitan markets in Dougherty, Lowndes, Houston, Chatham and Muscogee counties.  As a result, the Company originates and maintains large credit relationships with several commercial customers in the ordinary course of business.  The Company considers large credit relationships to be those with commitments equal to or in excess of $5.0 million prior to any portion being sold.  Large relationships also include loan participations purchased if the credit relationship with the agent is equal to or in excess of $5.0 million.  In addition to the Company’s normal policies and procedures related to the origination of large credits, the Company’s Executive Loan Committee and Director Loan Committee must approve all new and renewed credit facilities which are part of large credit relationships.  The following table provides additional information on the Company’s large credit relationships outstanding at December 31, 2010 and December 31, 2009.

	December 31, 2010			December 31, 2009
	Number of	Period End Balances		Number of	Period End Balances
	Relationships	Committed	Outstanding	Relationships	Committed	Outstanding

Large Credit Relationships:
$10 million and greater	1	$15,025	$15,025	3	$43,142	$40,332
$5 million to $9.9 million	7	46,794	45,588	6	39,159	38,965

Maturities and Sensitivities of Loans to Changes in Interest Rates.  The following table presents the maturity distribution of the Company’s loans at December 31, 2010.  The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate.

	Due in One Year or Less	After One, but Within Three Years	After Three, but Within Five Years	After Five Years	Total

Loans with Fixed Interest Rates	$287,475	$260,753	$22,531	$9,603	$580,362
Loans with Floating Interest Rates	229,812	1,228	1,632	216	232,888

Total	$517,287	$261,981	$24,163	$9,819	$813,250

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

Nonperforming Assets and Potential Problem Loans

Year-end nonperforming assets and accruing past due loans were as follows:

	2010	2009	2008	2007	2006

Loans Accounted for on Nonaccrual	$28,902	$33,535	$35,124	$14,956	$8,069
Loans Past Due 90 Days or More	19	31	250	60	9
Other Real Estate Foreclosed	20,208	19,705	12,812	1,332	970
Securities Accounted for on Nonaccrual	132	132	---	---	---
Total Nonperforming Assets	$49,261	$53,403	$48,186	$16,348	$9,048

Nonperforming Assets as a Percentage of:
Total Loans and Foreclosed Assets	5.91%	5.62%	4.95%	1.73%	0.96%
Total Assets	3.86%	4.09%	3.85%	1.35%	0.75%
Supplemental Data:
Trouble Debt Restructured Loans
In Compliance with Modified Terms	26,556	9,269	---	---	---
Trouble Debt Restructured Loans
Past Due 30-89 Days	1,048	459	---	---	---
Accruing Past Due Loans:
30-89 Days Past Due	19,740	25,547	18,675	15,681	10,593
90 or More Days Past Due	19	31	250	60	9
Total Accruing Past Due Loans	$19,759	$25,578	$18,925	$15,741	$10,602

Nonperforming assets include nonaccrual loans, loans past due 90 days or more, foreclosed real estate and nonaccrual securities.  Nonperforming assets at December 31, 2010 decreased 7.76 percent from December 31, 2009.  The decrease in nonperforming assets was primarily attributable to the decrease in loans accounted for on nonaccrual.

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

Part II (Continued)
Item 7 (Continued)

Historical valuation allowances are calculated from loss factors applied to loans with similar risk characteristics.  The loss factors are based on loss ratios for groups of loans with similar risk characteristics.  The loss ratios are derived from the proportional relationship between actual loan losses and the total population of loans in the risk category.  The historical loss ratios are periodically updated based on actual charge-off experience.  The Company’s groups of similar loans include similarly risk-graded groups of loans not reviewed for individual impairment.  In addition, the Company has also segmented its’ real estate portfolio into thirteen separate categories and captured loan loss experience for each category.  Most of the company’s charge-offs the past two years have been real estate dependent loans and we believe this segmentation provides more accuracy in determining allowance for loan loss adequacy.  During fourth quarter 2009, the Company changed the methodology in calculating its loan loss reserve.  Previously the look back period for charge-off experience was the average of the charge-offs for the prior five years, however due to the current housing and real estate downturn, management deemed prudent to lower the look back period for charge-off experience to a one year look back.  This change resulted in an approximate $12 million dollar addition to the loan loss reserve during fourth quarter 2009.  We maintained the same methodology in 2010.

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

	2010		2009		2008		2007		2006
	Reserve	%*	Reserve	%*	Reserve	%*	Reserve	%*	Reserve	%*

Commercial, Financial and Agricultural	$5,113	8%	$4,710	9%	$4,254	9%	$3,645	6%	$3,597	7%
Real Estate - Construction	4,646	9	7,850	12	2,808	17	2,560	22	719	21
Real Estate - Farmland	944	7	942	6	681	6	621	4	599	4
Real Estate - Other	13,972	70	13,816	67	5,955	62	5,430	58	3,896	58
Loans to Individuals	3,074	4	2,826	4	2,467	4	2,404	8	2,398	8
All other loans	531	2	1,257	2	851	2	853	2	780	2
Total	$28,280	100%	$31,401	100%	$17,016	100%	$15,513	100%	$11,989	100%

*  Loan balance in each category expressed as a percentage of total end of period loans.

Activity in the allowance for loan losses is presented in the following table. There were no charge-offs or recoveries related to foreign loans during any of the periods presented.

Part II (Continued)
Item 7 (Continued)

The following table presents an analysis of the Company’s loan loss experience for the periods indicated.

	2010	2009	2008	2007	2006

Allowance for Loan Losses at Beginning of Year	$31,401	$17,016	$15,513	$11,989	$10,762

Charge-Offs
Commercial, Financial and Agricultural	725	768	1,680	957	1,351
Real Estate	15,309	27,545	9,190	1,862	854
Consumer	549	908	994	793	697
All Other	1,040	272	103	296	471
	17,623	29,493	11,967	3,908	3,373

Recoveries
Commercial, Financial and Agricultural	82	73	73	109	420
Real Estate	774	156	285	992	20
Consumer	246	191	155	312	156
All Other	50	13	19	88	17
	1,152	433	532	1,501	613

Net Charge-Offs	16,471	29,060	11,435	2,407	2,760

Provision for Loans Losses	13,350	43,445	12,938	5,931	3,987

Allowance for Loan Losses at End of Year	$28,280	$31,401	$17,016	$15,513	$11,989

Ratio of Net Charge-Offs to Average Loans	1.90%	3.02%	1.19%	0.25%	0.30%

The allowance for loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio.  The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio.  The provision for loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors.  The provision for loan losses decreased $30.10 million from $43.45 million in 2009 to $13.35 million in 2010.  The provision for loan losses charged to earnings was based upon management’s judgment of the amount necessary to maintain the allowance at an adequate level to absorb losses inherent in the loan portfolio at year end.  The amount each period is dependent upon many factors, including changes in the risk ratings of the loan portfolio, net charge-offs, past due ratios, the value of collateral, and other environmental factors that include portfolio loan quality indicators; portfolio growth and composition of commercial real estate and concentrations; portfolio policies, procedures, underwriting standards, loss recognition, collection and recovery practices; local economic business conditions; and the experience, ability, and depth of lending management and staff.  Of significance to changes in the allowance during 2010 was the provision of $13.35 million.

Part II (Continued)
Item 7 (Continued)

Charge-offs largely consisted of seven construction and land development loans totaling $3.29 million in 2010 compared to nine construction and land development loans totaling $8.13 million in 2009, two 1-4 family residence property of $777 thousand in 2010 compared to three 1-4 family residence property of $1.61 million in 2009; two multifamily residential property loans totaling $477 thousand in 2010 compared to three multifamily residential property loan totaling $3.22 million in 2009; and eight nonfarm residential loans totaling $5.11 million in 2010 compared to eight nonfarm residential loans totaling $8.5 million in 2009.   The remainder of the charge-offs were made up of several small loans, most of which were real estate dependent loans and commercial loans.

Provisions continue to be higher than normal primarily due to the elevated risk of residential real estate and land development loans that began during 2007 with the housing and real estate downturn.  Nonperforming assets as a percentage of total loans and foreclosed assets increased to 5.91 percent at December 31, 2010 compared to 5.62 percent at December 31, 2009.  Total nonperforming assets at December 31, 2010 were $49.3 million, of which $22.0 million were construction, land development and other land loans; $5.0 million were 1-4 family residential properties; $0.3 million were multifamily residential properties; $18.9 million were nonfarm nonresidential properties; $2.0 million were farmland properties; and the remainder of nonperforming assets totaling $1.1 million were commercial and consumer loans.  All of the classified loans greater than $50 thousand, including the nonperforming loans, are reviewed throughout the quarter for impairment review.  Total nonperforming assets at December 31, 2009 were $53.4 million, of which $24.5 million were construction, land development  and other land loans; $1.4 million were farmland; $6.9 million were 1-4 family residential properties; $3.1 million were multifamily properties; $16.2 million were nonfarm nonresidential properties; and the remainder of nonperforming assets totaling $1.3 million were commercial and consumer loans.  The allowance for loan losses of $28.3 million at December 31, 2010 was 3.48 percent of total loans which compares to $31.4 million at December 31, 2009, or 3.37 percent of total loans and to $17.0 million at December 31, 2008, or 1.77 percent.  Unusually high levels of loan loss provision have been required as Company management addresses asset quality deterioration.  While the nonperforming loans as a percentage of total loans was 3.56 percent, 3.60 percent, and 3.68 percent, respectively as of December 31, 2010, December 31, 2009 and December 31, 2008, the Company’s allowance for loan losses as a percentage of nonperforming loans was 97.78 percent, 93.55 percent, and 48.10 percent, respectively as of December 31, 2010, December 31, 2009 and December 31, 2008.  We continue to identify new problem loans, though at a slower pace than the previous year.

While the allowance for loan losses decreased from $31.40 million, or 3.37 percent of total loans at December 31, 2009 to $28.28 million, or 3.48 percent of total loans at December 31, 2010, the company also reflected a decrease in nonperforming loans from $33.57 million at December 31, 2009 to $28.92 million at December 31, 2010.  The allowance for loan losses is inherently judgmental, nevertheless the Company’s methodology is consistently applied based on standards for current accounting by creditors for impairment of a loan and allowance allocations determined in accordance with accounting for contingencies.  Loans individually selected for impairment review consist of all loans classified substandard that are $50 thousand and over.  The remaining portfolio is analyzed based on historical loss data.  Loans selected for individual review where no individual impairment amount is identified do not receive a contribution to the allowance for loan losses based on historical data.  Historical loss rates are updated annually to provide the annual loss rate which is applied to the appropriate portfolio grades.  In addition, the Company has also segmented its’ real estate portfolio into thirteen separate categories and captured loan loss experience for each category.  Most of the Company’s charge-offs the past two years have been real estate dependent loans and we believe this segmentation provides more accuracy in determining allowance for loan loss adequacy.  During fourth quarter 2009, the Company changed its methodology for the look back period for determination of charge-off experience.

Part II (Continued)
Item 7 (Continued)

Previously, the Company utilized the average of the charge-off experience for the preceding five years, but changed to a one year look back.  The current methodology has resulted in significant loan loss provisions for 2010 and 2009, but was considered prudent by management to adhere to guidance by regulatory authorities to lower the look back period in light of current economic condition.  In addition, environmental factors as discussed earlier are evaluated for any adjustments needed to the allowance for loan losses determination produced by individual loan impairment analysis and remaining portfolio segmentation analysis.  The allowance for loan losses determination is based on reviews throughout the year and an environmental analysis at year end.

As part of our monitoring and evaluation of collateral values for nonperforming and problem loans in determining adequate allowance for loan losses, regional credit officers along with lending officers submit monthly problem loan reports for loans greater than $50 thousand in which impairment is identified.  This process typically determines collateral shortfall based upon local market real estate value estimates should the collateral be liquidated.  Once the loan is deemed uncollectible, it is transferred to our problem loan department for workout, foreclosure and/or liquidation.  The problem loan department gets a current appraisal on the property in order to record a fair market value (less selling expenses) when the property is foreclosed on and moved into other real estate.  Trends the past several quarters reflect a decrease in collateral values from two to three years ago on improved properties of fifteen to twenty five percent and on land development and land loans of thirty to fifty percent.  The significant reduction in collateral values on nonperforming assets has resulted in higher loan loss provisions and charge-offs particularly during 2010.

Net charge-offs in 2010 decreased $12.59 million compared to the same period a year ago.  Net charge-offs were fairly consistent during 2007, 2006 and 2005; however, the net charge-offs increased significantly beginning in 2008 primarily from the write-down of nonperforming credits to appraised values.  The increase the past three years has primarily been with real estate dependent loans as problem credits went through the collection process to resolution.

The allowance for loan losses is $3.1 million less than the prior year end, after factoring in net-charge-offs, additional provisions, and the normal determination for an adequate funding level.  Management believes the level of the allowance for loan losses was adequate as of December 31, 2010.  Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

Part II (Continued)
Item 7 (Continued)

Investment Portfolio

The following table presents carrying values of investment securities held by the Company as of December 31, 2010, 2009 and 2008.

	2010	2009	2008

Obligations of States and Political Subdivisions	$3,305	$4,121	$9,110
Corporate Obligations	1,986	4,138	6,176
Asset Backed Securities	132	132	668

Investment Securities	5,423	8,391	15,954

Mortgage Backed Securities	298,463	258,909	191,750
Total Investment Securities and
Mortgage Backed Securities	$303,886	$267,300	$207,704

The following table represents expected maturities and weighted-average yields of investment securities held by the Company as of December 31, 2010.  (Mortgage-backed securities are based on the average life at the projected speed, while Agencies, State and Political Subdivisions and Corporate Obligations reflect anticipated calls being exercised.)

			After 1 Year But		After 5 Years But
	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Mortgage Backed Securities	$16,860	1.54%	$217,411	2.55%	$56,683	2.63%	$7,509	3.64%
Obligations of State and Political Subdivisions	1,043	4.08	1,224	3.10	1,038	3.47	--	--
Corporate Obligations	--	--	--	--	1,101	5.67	885	3.78
Asset-Backed Securities	--	--	--	--	--	--	132	--
Total Investment Portfolio	$17,903	1.69%	$218,635	2.55%	$58,822	2.70%	$8,526	3.46%

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

At December 31, 2010, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10 percent of the Company’s shareholders’ equity.

Part II (Continued)
Item 7 (Continued)

The average yield of the securities portfolio was 2.59 percent in 2010 compared to 3.48 percent in 2009 and 4.84 percent in 2008.  The decrease in the average yield from 2009 to 2010 primarily resulted from the turnover of the securities portfolio resulting in the investment of new funds at lower rates.  The decrease in the average yield from 2008 to 2009 primarily resulted from the investment of new funds at lower rates.  The Company has increased its securities portfolio the past two years as the sluggish economy has resulted in lower loan demand, thus more funding available for investment in the securities portfolio.

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the years 2010, 2009 and 2008.

	2010		2009		2008
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-Bearing Demand Deposits	$82,160		$71,561		$73,569
Interest-Bearing Demand and Savings	251,537	0.65%	237,045	0.73%	220,655	1.44%
Time Deposits	700,558	2.22%	708,315	2.81%	692,277	4.28%

Total Deposits	$1,034,255	1.66%	$1,016,921	2.13%	$986,501	3.33%

The following table presents the maturities of the Company’s other time deposits as of December 31, 2010.

	Other Time Deposits $100,000 or Greater	Other Time Deposits Less Than $100,000	Total

Months to Maturity
3 or Less	$54,003	$73,297	$127,30056
Over 3 through 12	162,653	190,493	353,146
Over 12 Months	81,354	121,880	203,234

	$298,010	$385,670	$683,680

Part II (Continued)
Item 7 (Continued)

Average deposits increased $17.33 million in 2010 compared to 2009 and increased $30.4 million in 2009 compared to 2008.  The increase in 2010 included $10.60 million, or 14.8 percent in noninterest bearing deposits and $14.49 million, or 6.1 percent in interest-bearing demand and savings while at the same time time deposits decreased $7.76 million, or 1.1 percent.  The increase in 2009 included $16.4 million or 7.4 percent in interest-bearing demand and savings and $16.0 million or 2.3 percent in time deposits while at the same time noninterest-bearing deposits decreased $2.0 million or 2.7 percent.  Accordingly the ratio of average noninterest-bearing deposits to total average deposits was 7.9 percent in 2010 and 7.0 percent in 2009 and 7.5 percent in 2008.  The general decrease in market rates in 2010 had the effect of (i) decreasing the average cost of interest-bearing deposits by 48 basis points in 2010 compared to 2009 and (ii) mitigating a portion of the impact of decreasing yields on earning assets in the Company’s net interest income in 2010.  The general decrease in market rates in 2009 had the effect of (i) decreasing the average cost of interest bearing deposits by 130 basis points in 2009 compared to 2008 and (ii) mitigating a portion of the impact of decreasing yields on earning assets on the Company’s net interest income in 2009.

Total average interest-bearing deposits increased $6.74 million, or 0.71 percent in 2010 compared to 2009 and increased $32.43 million, or 3.55 percent, in 2009 compared to 2008.  The increase in average deposits in 2010 compared to 2009 was interest-bearing demand and savings deposit accounts.  With the current interest rate environment, it appears that many customers continue to maintain time deposit accounts, with the prevalent investment period continuing to be for one year time deposits.

The Company supplements deposit sources with brokered deposits.  As of December 31, 2010, the Company had $36.33 million, or 3.43 percent of total deposits, in brokered certificates of deposit attracted by external third parties.

Part II (Continued)
Item 7 (Continued)

Off-Balance-Sheet Arrangements, Commitments, Guarantees and Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of December 31, 2010.  Payments for borrowings do not include interest.  Payments related to leases are based on actual payments specified in the underlying contracts.  Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payments Due by Period

	1 Year or Less		More than 1 Year but Less Than 3 Years		3 Years or More but Less Than 5 Years		5 Years or More	Total
Contractual Obligations:
Subordinated Debentures	$	----	$	----	$	----	$24,229	$24,229
Securities Sold Under Agreements to Repurchase		20,000		----		----	----	20,000
Other Secured Borrowings		4,076		----		----	----	4,076
Federal Home Loan Bank Advances		----		41,000		----	30,000	71,000
Operating Leases		129		212		10	----	351
Deposits with Stated Maturity Dates		480,446		189,879		13,175	180	683,680

		504,651		231,091		13,185	54,409	803,336

Other Commitments:
Loan Commitments		39,457		----		----	----	39,457
Standby Letters of Credit		1,540		----		----	----	1,540
Standby Letters of Credit Issued by Federal Home Loan Bank for bank		60		----		----	----	60

		41,057		----		----	----	41,057
Total Contractual Obligations and Other Commitments		$545,708		$231,091		$13,185	$54,409	$844,393

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

Loan commitments outstanding at December 31, 2010 are included in the preceding table.

Standby Letters of Credit.  Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. The Company’s policies generally require that standby letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit outstanding at December 31, 2010 are included in the preceding table.

Capital and Liquidity

At December 31, 2010, shareholders’ equity totaled $93.0 million compared to $89.3 million at December 31, 2009. In addition to net income of $474 thousand, other significant changes in shareholders’ equity during 2010 included $5.08 million from proceeds of stock offering, $1.4 million of dividends declared and an increase of $87 thousand resulting from the stock grant plan. The accumulated other comprehensive income component of shareholders’ equity totaled $(600) thousand at December 31, 2010 compared to $(100) thousand at December 31, 2009. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale. Under regulatory requirements, the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. Tier 1 capital consists of common stock and qualifying preferred stockholders’ equity less goodwill.  Tier 2 capital consists of certain convertible, subordinated and other qualifying debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets.  The Company has no Tier 2 capital other than the allowance for loan losses.

Using the capital requirements presently in effect, the Tier 1 ratio as of December 31, 2010 was 13.57 percent and total Tier 1 and 2 risk-based capital was 14.85 percent.  Both of these measures compare favorably with the regulatory minimum of 4 percent for Tier 1 and 8 percent for total risk-based capital.  The Company’s Tier 1 leverage ratio as of December 31, 2010 was 8.59 percent, which exceeds the required ratio standard of 4 percent.

For 2010, average capital was $94.5 million, representing 7.44 percent of average assets for the year.  This compares to 8.21 percent for 2009.

Part II (Continued)
Item 7 (Continued)

The Company did not pay any common stock dividends in 2010.  The Company paid a quarterly dividend of $0.10, $0.05 per common share during the first and second quarter of 2009, respectively, and suspended dividend payments beginning in the third quarter of 2009.  This equates to no meaningful dividend payout ratio in 2010 or 2009.

The Company declared a quarterly dividend of $350 thousand, $350 thousand, $350 thousand and $350 thousand on preferred stock during the first, second, third and fourth quarters of 2010, respectively.  The Company declared a quarterly dividend of $315 thousand, $350 thousand, $350 thousand and $350 thousand on preferred stock during the first, second, third and fourth quarters of 2009, respectively.  The Company had no preferred stock until January 2009 when shares were issued to U.S. Treasury.

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

The investment portfolio provides a ready means to raise cash if liquidity needs arise.  As of December 31, 2010, the Company held $303.8 million in bonds (excluding FHLB stock), at current market value in the available for sale portfolio.  At December 31, 2009, the available for sale bond portfolio totaled $267.2    million.  Only marketable investment grade bonds are purchased.  Although most of the Banks’ bond portfolios are encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for a sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it primarily determines the Company’s liquidity posture.  Colony had ratios of loans to deposits of 76.8 percent as of December 31, 2010 and 88.1 percent at December 31, 2009.  Management employs alternative funding sources when deposit balances will not meet loan demands.  The ratios of loans to all funding sources (excluding Subordinated Debentures) at December 31, 2010 and December 31, 2009 were 70.5 percent and 78.4 percent, respectively.  Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources.  The stability of the Banks’ core deposit base is an important factor in Colony’s liquidity position.  A heavy percentage of the deposit base is comprised of accounts of individuals and small businesses with comprehensive banking relationships and limited volatility.  At December 31, 2010 and December 31, 2009, the Banks had $298.0 million and $364.1 million, respectively, in certificates of deposit of $100,000 or more.  These larger deposits represented 28.1 percent and 34.4 percent of respective total deposits.  Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed.  Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

Part II (Continued)
Item 7 (Continued)

The Company has supplemented deposit sources with brokered deposits the last several years.  As of December 31, 2010, the Company had $36.33 million, or 3.43 percent of total deposits, in brokered certificates of deposit attracted by external third parties.  Additionally, the banks use external wholesale or Internet services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed.  As of December 31, 2010, the Company had $61.11 million, or 5.77 percent of total deposits, in external wholesale or internet network deposits.

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

Recently Issued Accounting Pronouncements

See Note 1 - Summary of Significant Accounting Policies under the section headed Changes in Accounting Principles and Effects of New Accounting Pronouncements included in the Notes to Consolidated Financial Statements.

Part II (Continued)
Item 7 (Continued)

Quantitative and Qualitative Disclosures About Market Risk
AVERAGE BALANCE SHEETS

		2010			2009			2008
	Average	Income/	Yields/	Average	Income/	Yields/	Average	Income/	Yields/
	Balances	Expense	Rates	Balances	Expense	Rates	Balances	Expense	Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Income (1)	$865,184	$51,859	5.99%	$962,677	$57,776	6.00%	$958,582	$66,900	6.98%
Investment Securities
Taxable	264,494	6,762	2.56	232,590	7,934	3.41	158,287	7,582	4.79
Tax-Exempt (2)	2,521	140	5.55	6,378	374	5.86	10,245	582	5.68
Total Investment Securities	267,015	6,902	2.59	238,968	8,308	3.48	168,532	8,164	4.84
Interest-Bearing Deposits	21,911	22	0.10	788	1	0.13	1,235	27	2.19
Federal Funds Sold	38,809	95	0.25	9,392	24	0.26	10,499	273	2.60
Other Interest-Earning Assets	6,297	38	0.60	6,328	20	0.32	6,079	298	4.90
Total Interest-Earning Assets	1,199,216	58,916	4.92	1,218,153	66,129	5.43	1,144,927	75,662	6.61
Noninterest-Earning Assets
Cash	19,347			21,011			20,232
Allowance for Loan Losses	(30,445)			(19,513)			(16,788)
Other Assets	81,489			66,767			56,475
Total Noninterest-Earning Assets	70,391			68,265			59,919
Total Assets	$1,269,607			$1,286,418			$1,204,846
Liabilities and Stockholders' Equity
Interest-Bearing Liabilities
Interest-Bearing Demand and Savings	$251,537	$1,636	0.65%	$237,045	$1,736	0.73%	$220,655	$3,185	1.44%
Other Time	700,558	15,576	2.22	708,315	19,907	2.81	692,277	29,617	4.28
Total Interest-Bearing Deposits	952,095	17,212	1.81	945,360	21,643	2.29	912,932	32,802	3.59
Other Interest-Bearing Liabilities
Other Borrowed Money	85,920	3,074	3.58	91,000	3,103	3.41	85,912	3,336	3.88
Subordinated Debentures	24,229	516	2.13	24,229	659	2.72	24,229	1,271	5.25
Federal Funds Purchased and
Repurchase Agreements	26,070	721	2.77	42,452	876	2.06	18,200	514	2.82
Total Other Interest Bearing Liabilities	136,219	4,311	3.17	157,681	4,638	2.94	128,341	5,121	3.99
Total Interest-Bearing Liabilities	1,088,314	21,523	1.98	1,103,041	26,281	2.38	1,041,273	37,923	3.64
Noninterest-Bearing Liabilities and Stockholders' Equity
Demand Deposits	82,160			71,561			73,569
Other Liabilities	4,681			6,161			5,632
Stockholders' Equity	94,452			105,655			84,372
Total Noninterest-Bearing Liabilities and Stockholders' Equity	181,293			183,377			163,573
Total Liabilities and Stockholders' Equity	$1,269,607			$1,286,418			$1,204,846
Interest Rate Spread			2.94%			3.05%			2.97%
Net Interest Income		$37,393			$39,848			37,739
Net Interest Margin			3.12%			3.27%			3.30%

(1)
The average balance of loans includes the average balance of nonaccrual loans.  Income on such loans is recognized and recorded on the cash basis.  Taxable equivalent adjustments totaling $130, $155 and $168 for 2010, 2009 and 2008 respectively, are included in interest on loans.  The adjustments are based on a federal tax rate of 34 percent.

(2)
Taxable-equivalent adjustments totaling $48, $127 and $198 for 2010, 2009, and 2008 respectively, are included in tax-exempt interest on investment securities. The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

Part II (Continued)
Item 7 (Continued)

Colony Bankcorp, Inc. and Subsidiaries
Interest Rate Sensitivity

The following table is an analysis of the Company’s interest rate-sensitivity position at December 31, 2010.  The interest-bearing rate-sensitivity gap, which is the difference between interest-earning assets and interest-bearing liabilities by repricing period, is based upon maturity or first repricing opportunity, along with a cumulative interest rate-sensitivity gap.  It is important to note that the table indicates a position at a specific point in time and may not be reflective of positions at other times during the year or in subsequent periods.  Major changes in the gap position can be, and are, made promptly as market outlooks change.

	Assets and Liabilities Repricing Within
	3 Months	4 to 12		1 to 5	Over 5
	or Less	Months	1 Year	Years	Years	Total

EARNING ASSETS:
Interest-bearing Deposits	$50,727	$ ---	$50,727	$ ---	$ ---	$50,727
Federal Funds Sold	32,536	---	32,536	---	---	32,536
Investment Securities	1,017	15,171	16,188	209,532	78,166	303,886
Loans, Net of Unearned Income	335,774	181,483	517,257	286,113	9,819	813,189
Other Interest-bearing Assets	6,064	---	6,064	---	---	6,064
Securities Purchased Under Agreements To Resell	5,000	---	5,000	---	---	5,000

Total Interest-earning Assets	431,118	196,654	627,772	495,645	87,985	1,211,402

INTEREST-BEARING LIABILITIES:
Interest-bearing Demand Deposits (1)	235,855	---	235,855	---	---	235,855
Savings (1)	36,630	---	36,630	---	---	36,630
Time Deposits	127,300	353,146	480,446	203,054	180	683,680
Other Borrowings (2)	4,076	---	4,076	41,000	30,000	75,076
Subordinated Debentures	24,229	---	24,229	---	---	24,229
Securities Sold Under Agreement To Repurchase	---	20,000	20,000	---	---	20,000

Total Interest-bearing Liabilities	428,090	373,146	801,236	244,054	30,180	1,075,470

Interest Rate-Sensitivity Gap	3,028	(176,492)	(173,464)	251,591	57,805	135,932

Cumulative Interest-Sensitivity Gap	$3,028	$(173,464)	$(173,464)	$78,127	$135,932

Interest Rate-Sensitivity Gap as a Percentage of Interest-Earning Assets	0.25%	(14.57)%	(14.32)%	20.77%	4.77%

Cumulative Interest Rate-Sensitivity as a Percentage of Interest-Earning Assets	0.25%	(14.32)%	(14.32)%	6.45%	11.22%

(1)	Interest-bearing Demand and Savings Accounts for repricing purposes are considered to reprice within 3 months or less.

(2)	Short-term borrowings for repricing purposes are considered to reprice within 3 months or less.

Part II (Continued)
Item 7 (Continued)

The foregoing table indicates that we had a one year negative gap of ($173) million, or (14.32) percent of total assets at December 31, 2010.  In theory, this would indicate that at December 31, 2010, $173 million more in liabilities than assets would reprice if there were a change in interest rates over the next 365 days.  Thus, if interest rates were to decline, the gap would indicate a resulting increase in net interest margin.  However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity.  In addition, the interest rate spread between an asset and our supporting liability can vary significantly while the timing of repricing of both the assets and our supporting liability can remain the same, thus impacting net interest income.  This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposits.

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

The Company is now utilizing FTN Financial Asset/Liability Management Analysis for a more dynamic analysis of balance sheet structure.  The Company has established earnings at risk for net interest income in a +/- 200 basis point rate shock to be no more than a fifteen percent percentage change.  The most recent analysis as of December 31, 2010 indicates that net interest income would deteriorate 22.79 percent with a 200 basis point decrease and would improve 9.82 percent with a 200 basis point increase.  Though slightly outside policy, the increased exposure to declining rates is mitigated by the low likelihood of a further decline of 200 basis points from the current rate levels.  The Company has established equity at risk in a +/- 200 basis point rate shock to be no more than a twenty percent percentage change.  The most recent analysis as of December 31, 2010 indicates that net economic value of equity percentage change would decrease 3.91 percent with a 200 basis point increase and would decrease 12.43 percent with a 200 basis point decrease.  The Company has established its one year gap to be 0.80 percent to 1.20 percent.  The most recent analysis as of December 31, 2010 indicates a one year gap of 0.89 percent.  The analysis reflects net interest margin compression in a declining interest rate environment.  Given that interest rates have basically “bottomed-out” with the recent Federal Reserve action, the Company is anticipating interest rates to increase in the future though we believe that interest rates will remain flat most of 2011.  The Company is focusing on areas to minimize margin compression in the future by minimizing longer term fixed rate loans, shortening on the yield curve with investments, securing longer term FHLB advances, securing certificates of deposit for longer terms and focusing on reduction of nonperforming assets.

Part II (Continued)
Item 7 (Continued)

Return on Assets and Stockholder’s Equity

The following table presents selected financial ratios for each of the periods indicated.

	Year Ended December 31
	2010	2009	2008

Return on Average Assets(1)	(0.07)%	(1.60)%	0.17%

Return on Average Equity(1)	(0.98)	(19.45)	2.40

Dividend Payout	NM(2)	NM(2)	139.29

Equity to Assets	7.29	6.83	6.64

Dividends Declared	$0.00	$0.146	$0.39

(1)	Computed using net income available to common shareholders.

(2)	Not meaningful due to net loss recorded.

Future Outlook

During the past three years, the financial services industry experienced tremendous adversities as a result of the collapse of the real estate markets across the country.  Colony, like most banking companies, has been affected by these economic challenges that started with a rapid stall of real estate sales and development throughout the country.  Focus during 2010 and again in 2011 will be directed toward addressing and bringing resolution to problem assets.

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

Part II (Continued)
Item 7 (Continued)

Business
Recent Developments

On October 21, 2010, the Board of Directors of the Company’s subsidiary bank, Colony Bank (the “Bank”), received notification from its primary regulators, the Georgia Department of Banking and Finance (“the Georgia Department”) and the FDIC that the Bank’s latest examination results require a program of corrective action as outlined in a proposed Memorandum of Understanding (“MOU”).  An MOU is characterized by the supervising authorities as an informal action that is neither published nor made publically available by the supervising authorities and is used when circumstances do not warrant formal supervisory action.  An MOU is not a “written agreement” for purposes of Section 8 of the Federal Deposit Insurance Act.  The Board of Directors entered into the MOU at its regularly scheduled monthly meeting on November 16, 2010 with the effective date of the MOU being November 23, 2010.

The MOU requires the Bank to develop, implement, and maintain various processes to improve the Bank’s risk management of its loan portfolio, reduce adversely classified assets in accordance with certain timeframes, limit the extension of additional credit to borrowers with adversely classified loans subject to certain exceptions, adopt a written plan to properly monitor and reduce the Bank’s commercial real estate concentration, continue to maintain the Bank’s loan loss provision and review its adequacy at least quarterly, and formulate and implement a written plan to improve and maintain earnings to be forwarded for review by the Georgia Department and FDIC.  The Bank is also required to obtain approval before any cash dividends can be paid.

The Bank has also agreed to have and maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as follows:  Tier 1 capital to total average assets of 8% and total risk-based capital to total risk-weighted assets of 10%.  At December 31, 2010, the Bank’s capital ratios were 8.30% and 14.39%, respectively.

Part II (Continued)

Item 7A

Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is located in Item 7 under the heading Interest Rate Sensitivity.

Item 8

Financial Statements and Supplemental Data

The following consolidated financial statements of the Registrant and its subsidiaries are included on exhibit 13 of this Annual Report on Form 10-K:

Consolidated Balance Sheets - December 31, 2010 and 2009

Consolidated Statements of Operations - Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Comprehensive Income (Loss) - Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Changes in Stockholders’ Equity - Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows - Years Ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

Part II (Continued)
Item 8 (Continued)

Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2010 and 2009:

	Three Months Ended
	December 31	September 30	June 30	March 31
2010	($ in Thousands, Except Per Share Data)
Interest Income	$13,952	$14,441	$15,123	$15,222
Interest Expense	5,073	5,379	5,527	5,544
Net Interest Income	8,879	9,062	9,596	9,678
Provision for Loan Losses	2,500	4,200	3,400	3,250
Securities Gains	817	922	97	781
Noninterest Income	1,966	1,742	1,922	1,759
Noninterest Expense	8,732	9,115	7,696	8,313
Income (Loss) Before Income Taxes	430	(1,589)	519	655
Provision for Income Taxes	127	(555)	(2)	(29)
Net Income (Loss)	303	(1,034)	521	684
Preferred Stock Dividends	350	350	350	350
Net Income (Loss) Available to Common Stockholders	$(47)	$(1,384)	$171	$334

Net Income (Loss) Per Common Share
Basic	$(0.01)	$(0.16)	$0.02	$0.05
Diluted	$(0.01)	$(0.16)	$0.02	$0.05

2009
Interest Income	$16,098	$16,650	$16,639	$16,460
Interest Expense	5,835	6,346	6,700	7,400
Net Interest Income	10,263	10,304	9,939	9,060
Provision for Loan Losses	21,865	4,000	13,355	4,225
Securities Gains (Losses)	(521)	609	221	2,317
Noninterest Income	1,731	1,747	1,791	1,649
Noninterest Expense	11,040	8,128	8,311	7,365
Income (Loss) Before Income Taxes	(21,432)	532	(9,715)	1,436
Provision for Income Taxes	(7,199)	164	(3,318)	358
Net Income (Loss)	(14,233)	368	(6,397)	1,078
Preferred Stock Dividends	350	350	350	315
Net Income (Loss) Available to Common Stockholders	$(14,583)	$18	$(6,747)	$763

Net Income (Loss) Per Common Share
Basic	$(2.02)	$0.00	$(0.94)	$0.11
Diluted	$(2.02)	$0.00	$(0.94)	$0.11

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

During the year ended December 31, 2010, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Colony’s management assessed the effectiveness of Colony’s internal control over financial reporting as of December 31, 2010 based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the assessment, management determined that Colony maintained effective internal control over financial reporting as of December 31, 2010.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  The Company’s registered public accounting firm was not required to issue an attestation on its internal controls over financial reporting pursuant to the rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Colony Bankcorp, Inc.
March 15, 2011

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

Part III (Continued)
Item 12

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued Upon Stock Grant, Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity Compensation Plans Approved By Security Holders

2004 Restricted Stock Grant Plan			104,342

Equity Compensation Plans Not Approved by Security Holders

1999 Restricted Stock Grant Plan			-

			104,342

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

Part IV (Continued)
Item 15 (Continued)

13	Consolidated Financial Statements of Colony Bankcorp, Inc. as of December 31, 2010 and 2009

21	Subsidiaries of the Company

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certificate of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Certificate of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 30.15 of 31 CFR Part 30

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Colony Bankcorp, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

COLONY BANKCORP, INC.

/s/ Al D. Ross
Al D. Ross President/Director/Chief Executive Officer

March 15, 2011
Date

/s/ Terry L. Hester
Terry L. Hester Executive Vice-President/Chief Financial Officer/Director

March 15, 2011
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ L. Morris Downing	March 15, 2011
L. Morris Downing, Director	Date

/s/ Edward J. Harrell	March 15, 2011
Edward J. Harrell, Director	Date

/s/ Mark H. Massee	March 15, 2011
Mark H. Massee, Director	Date

/s/ James D. Minix	March 15, 2011
James D, Minix, Director	Date

/s/ Charles E. Myler	March 15, 2011
Charles E. Myler, Director	Date

/s/ W. B. Roberts, Jr.	March 15, 2011
W. B. Roberts, Jr., Director	Date

/s/ Jonathan W. R. Ross	March 15, 2011
Jonathan W. R. Ross, Director	Date

/s/ B. Gene Waldron	March 15, 2011
B. Gene Waldron, Director	Date