Form 10-Q
period 2011-03-31
COLONY BANKCORP INC
filed 2011-05-13
CIK 711669

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
 EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 2011	COMMISSION FILE NUMBER 0-12436

COLONY BANKCORP, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

GEORGIA	58-1492391
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE ACT).

YES    ☐                      NO   ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS	OUTSTANDING AT MAY 13, 2011
COMMON STOCK, $1 PAR VALUE	8,442,958

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

PART 1.   FINANCIAL INFORMATION
ITEM 1

FINANCIAL STATEMENTS

THE FOLLOWING FINANCIAL STATEMENTS ARE PROVIDED FOR COLONY BANKCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY BANK, COLONY BANK

A.	CONSOLIDATED BALANCE SHEETS – MARCH 31, 2011 AND DECEMBER 31, 2010.

B.	CONSOLIDATED STATEMENTS OF INCOME – FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010.

C.	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010.

D.	CONSOLIDATED STATEMENTS OF CASH FLOWS – FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010.

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING SOLELY OF NORMAL RECURRING ADJUSTMENTS) NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2011 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

Part I (Continued)
Item 1  (Continued)
COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2011 AND DECEMBER 31, 2010
(DOLLARS IN THOUSANDS)

	March 31, 2011	December 31, 2010
ASSETS	(Unaudited)	(Audited)

Cash and Cash Equivalents
Cash and Due from Banks	$18,762	$16,613
Federal Funds Sold	70,896	32,536
Securities Purchased Under Agreement	5,000	5,000
	94,658	54,149
Interest-Bearing Deposits	14,736	50,727
Investment Securities
Available for Sale, at Fair Value	292,203	303,838
Held to Maturity, at Cost (Fair Value of $53 and $53, as of March 31, 2011 and December 31, 2010, Respectively)	50	48
	292,253	303,886

Federal Home Loan Bank Stock, at Cost	6,063	6,063
Loans	782,981	813,250
Allowance for Loan Losses	(22,470)	(28,280)
Unearned Interest and Fees	(61)	(61)
	760,450	784,909
Premises and Equipment	26,770	27,148
Other Real Estate	21,094	20,208
Other Intangible Assets	286	295
Other Assets	27,765	28,273
Total Assets	$1,244,075	$1,275,658

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest-Bearing	$94,859	$102,959
Interest-Bearing	936,104	956,165
	1,030,963	1,059,124
Borrowed Money
Securities Sold Under Agreements to Repurchase	20,000	20,000
Subordinated Debentures	24,229	24,229
Other Borrowed Money	71,981	75,076
	116,210	119,305

Other Liabilities	4,042	4,271
Commitments and Contingencies
Stockholders' Equity
Preferred Stock, No Par Value; Authorized 10,000,000 Shares, Issued 28,000 Shares	27,544	27,506
Common Stock, Par Value $1 a Share; Authorized 20,000,000 Shares, Issued 8,442,958 and 8,442,958 Shares as of March 31, 2011 and December 31, 2010, Respectively	8,443	8,443
Paid-In Capital	29,171	29,171
Retained Earnings	29,147	28,479
Restricted Stock - Unearned Compensation	(30)	(41)
Accumulated Other Comprehensive Income (Loss), Net of Tax	(1,415)	(600)
	92,860	92,958
Total Liabilities and Stockholders' Equity	$1,244,075	$1,275,658

The accompanying notes are an integral part of these statements.

Part I (Continued)
Item 1  (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	3/31/2011	3/31/2010
Interest Income
Loans, Including Fees	$11,568	$13,432
Federal Funds Sold	34	26
Deposits with Other Banks	18	3
Investment Securities
U.S. Government Agencies	1,843	1,676
State, County and Municipal	29	25
Corporate Obligations and Asset-Backed Securities	23	56
Dividends on Other Investments	12	4
	13,527	15,222
Interest Expense
Deposits	3,654	4,440
Federal Funds Purchased	167	186
Borrowed Money	888	918
	4,709	5,544

Net Interest Income	8,818	9,678
Provision for Loan Losses	1,500	3,250
Net Interest Income After Provision for Loan Losses	7,318	6,428

Noninterest Income
Service Charges on Deposits	756	907
Other Service Charges, Commissions and Fees	315	270
Mortgage Fee Income	62	61
Securities Gains	396	781
Other	575	521
	2,104	2,540
Noninterest Expenses
Salaries and Employee Benefits	3,569	3,554
Occupancy and Equipment	1,016	1,108
Other	3,354	3,651
	7,939	8,313

Income Before Income Taxes	1,483	655
Income Tax (Benefits) Expense	427	(29)
Net Income	1,056	684
Preferred Stock Dividends	350	350
Net Income Available to Common Stockholders	$706	$334
Net Income Per Share of Common Stock
Basic	$0.08	$0.05
Diluted	$0.08	$0.05
Cash Dividends Declared Per Share of Common Stock	$0.00	$0.00
Weighted Average Basic Shares Outstanding	8,439,220	7,256,062
Weighted Average Diluted Shares Outstanding	8,439,220	7,256,062

The accompanying notes are an integral part of these statements.

Part I (Continued)
Item 1  (Continued)

COLONY BANKCORP INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months	Three Months
	Ended	Ended
	03/31/11	03/31/10

Net Income	$1,056	$684

Other Comprehensive Income (Loss), Net of Tax
Gains (Losses) on Securities Arising During the Year	(554)	702
Reclassification Adjustment	(261)	(516)

Change in Net Unrealized Gains (Losses) on Securities Available for Sale, Net of Reclassification Adjustment and Tax Effect	(815)	186

Comprehensive Income	$241	$870

The accompanying notes are an integral part of these statements.

Part I (Continued)
Item 1  (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,056	$684
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation	455	541
Provision for Loan Losses	1,500	3,250
Securities Gains	(396)	(781)
Amortization and Accretion	872	1,090
Loss on Sale of Other Real Estate and Repossessions	10	226
Unrealized Loss on Other Real Estate	443	554
(Increase) Decrease in Cash Surrender Value of Life Insurance	(61)	63
Other Prepaids, Deferrals and Accruals, Net	705	938
	4,584	6,565
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Investment Securities Available for Sale	(76,277)	(141,625)
Proceeds from Maturities, Calls, and Paydowns of
Investment Securities:
Available for Sale	12,363	12,710
Proceeds from Sale of Investment Securities
Available for Sale	73,896	118,301
(Increase) Decrease in Interest-Bearing Deposits in Other Banks	35,991	(24,368)
Decrease in Net Loans to Customers	20,865	39,171
Purchase of Premises and Equipment	(78)	(172)
Proceeds from Sale of Other Real Estate and Repossessions	771	2,018
	67,531	6,035
CASH FLOWS FROM FINANCING ACTIVITIES
Noninterest-Bearing Customer Deposits	(8,100)	(3,677)
Interest-Bearing Customer Deposits	(20,061)	2,101
Securities Sold Under Agreements to Repurchase	--	(15,000)
Dividends Paid On Preferred Stock	(350)	(350)
Proceeds from Issuance of Common Stock	--	5,000
Principal Payments on Other Borrowed Money	(3,095)	(1,000)
Proceeds from Other Borrowed Money	--	5,784
	(31,606)	(7,142)

Net Increase in Cash and Cash Equivalents	40,509	5,458
Cash and Cash Equivalents at Beginning of Period	54,149	42,429
Cash and Cash Equivalents at End of Period	$94,658	$47,887

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

Nature of Operations

The Bank provides a full range of retail and commercial banking services for consumers and small- to medium-size businesses located primarily in middle and south Georgia. Colony Bank is headquartered in Fitzgerald, Georgia with banking offices in Albany, Ashburn, Broxton, Centerville, Chester, Columbus, Cordele, Douglas, Eastman, Fitzgerald, Leesburg, Moultrie, Pitts, Quitman, Rochelle, Savannah, Soperton, Sylvester, Thomaston, Tifton, Valdosta and Warner Robins.  Lending and investing activities are funded primarily by deposits gathered through its retail banking office network.

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

Reclassifications

In certain instances, amounts reported in prior years’ consolidated financial statements have been reclassified to conform to statement presentations selected for 2011.   Such reclassifications had no effect on previously reported stockholders’ equity or net income.

Concentrations of Credit Risk

Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions.  The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk, particularly with the current economic downturn in the real estate market. At March 31, 2011, approximately 86 percent of the Company’s loan portfolio was concentrated in loans secured by real estate.  A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector.  The continued downturn of the housing and real estate market that began in 2007 has resulted in an increase of problem loans secured by real estate.  These loans are centered primarily in the Company’s larger MSA markets.  Declining collateral real estate values that secure land development, construction and speculative real estate loans in the Company’s larger MSA markets have resulted in high loan loss provisions in 2011.  In addition, a large portion of the Company’s foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions.  Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.

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

At times, the Company may have cash and cash equivalents at financial institutions in excess of federal deposit insurance limits.  The Company places its cash and cash equivalents with high credit quality financial institutions whose credit rating is monitored by management to minimize credit risk.

Investment Securities

The Company classifies its investment securities as trading, available for sale or held to maturity.  Securities that are held principally for resale in the near term are classified as trading.  Trading securities are carried at fair value, with realized and unrealized gains and losses included in noninterest income.  Currently, no securities are classified as trading.  Securities acquired with both the intent and ability to be held to maturity are classified as held to maturity and reported at amortized cost.  All securities not classified as trading or held to maturity are considered available for sale.  Securities available for sale are reported at estimated fair value. Unrealized gains and losses on securities available for sale are excluded from earnings and are reported, net of deferred taxes, in accumulated other comprehensive income (loss), a component of stockholders’ equity.  Gains and losses from sales of securities available for sale are computed using the specific identification method. This caption includes securities, which may be sold to meet liquidity needs arising from unanticipated deposit and loan fluctuations, changes in regulatory capital requirements, or unforeseen changes in market conditions.

The Bank evaluates each held to maturity and available for sale security in a loss position for other-than-temporary impairment (OTTI).  In estimating other-than-temporary impairment losses, management considers such factors as the length of time and the extent to which the market value has been below cost, the financial condition of the issuer and the Bank’s intent to sell and whether it is more likely than not that the Bank will be required to sell the security before anticipated recovery of the amortized cost basis.  If the Bank intends to sell or if it is more likely than not that the Bank will be required to sell the security before recovery, the OTTI write-down is recognized in earnings.  If the Bank does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing credit loss, which is recognized in earnings and an amount related to all other factors, which is recognized in other comprehensive income (loss).

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

The allowance consists of specific, historical and general components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The historical component covers nonclassified loans and is based on historical loss experience adjusted for qualitative factors. A general component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The general component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and historical losses in the portfolio.  General valuation allowances are based on internal and external qualitative risk factors such as (i) changes in the composition of the loan portfolio, (ii) the extent of loan concentrations within the portfolio, (iii) the effectiveness of the Company’s lending policies, procedures and internal controls, (iv) the experience, ability and effectiveness of the Company’s lending management and staff, and (v) national and local economics and business conditions.

Loans identified as losses by management, internal loan review and/or Bank examiners are charged off.

During 2011, the Company continues its methodology regarding the look-back period for charge-off experience to one year.  The current methodology has resulted in significant loan loss provisions for 2010 and 2009.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the cost over the fair value of the net assets purchased in a business combination.  The Company did not have any goodwill on its books at March 31, 2011.

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

Securities Sold Under Repurchase Agreements

The Company purchases certain securities under agreements to resell.  The amounts advanced under these agreements represent short-term loans and are reflected as assets in the consolidated balance sheets.

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

Accounting Standards Updates

ASU No. 2010-20, “Receivables (Topic 830) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses.  Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment.  The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators.  ASU 2010-20 became effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period.  Disclosures that relate to activity during a reporting period became effective for the Company’s financial statements that include periods beginning on or after January 1, 2011.  ASU 2011-01, “Receivables (Topic 310) – Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” temporarily deferred the effective date for disclosures related to troubled debt restructurings to coincide with the effective date of the then proposed ASU 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” which is further discussed below.

Part I (Continued)
Item 1 (Continued)

(1)  Summary of Significant Accounting Policies (Continued)

Accounting Standards Updates (Continued)

ASU No. 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”  ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings.  In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist: (a) the restructuring constitutes a concession: and (b) the debtor is experiencing financial difficulties.  ASU 2011-02 will be effective for the Corporation on July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011.  Adoption of ASU 2011-02 is not expected to have a significant impact on the Corporation’s financial statements.

(2)  Cash and Balances Due from Banks

Components of cash and balances due from banks are as follows as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Cash on Hand and Cash Items	$9,971	$8,898
Noninterest-Bearing Deposits with Other Banks	8,791	7,715
	$18,762	$16,613

The Company is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank based on a percentage of deposits.  Reserve balances totaled $934 and $916 at March 31, 2011 and December 31, 2010.

(3)  Investment Securities

Investment securities as of March 31, 2011 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale:
U.S. Government Agencies Mortgage-Backed	$288,627	$741	$(2,620)	$286,748
State, County & Municipal	3,242	55	(2)	3,295
Corporate Obligations	2,000	92	(64)	2,028
Asset-Backed Securities	479	--	(347)	132
	$294,348	$888	$(3,033)	$292,203

Securities Held to Maturity:
State, County and Municipal	$50	$3	$--	$53

Part I (Continued)
Item 1 (Continued)

(3)  Investment Securities (Continued)

The amortized cost and fair value of investment securities as of March 31, 2011, by contractual maturity, are shown hereafter.  Expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due After One Year Through Five Years	$499	$521	$50	$53
Due After Five Years Through Ten Years	2,737	2,853	--	--
Due After Ten Years	2,485	2,081	--	--
	5,721	5,455	50	53

Mortgage-Backed Securities	288,627	286,748	--	--
	$294,348	$292,203	$50	$53

Investment securities as of December 31, 2010 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale:

U.S. Government Agencies Mortgage-Backed	$299,019	$1,763	$(2,319)	$298,463
State, County & Municipal	3,248	35	(27)	3,256
Corporate Obligations	2,000	102	(115)	1,987
Asset-Backed Securities	479	--	(347)	132
	$304,746	$1,900	$(2,808)	$303,838

Securities Held to Maturity:
State, County and Municipal	$48	$5	$--	$53

Proceeds from the sale of investments available for sale during first three months of 2011 totaled $73,896 compared to $118,301 for the first three months of 2010.  The sale of investments available for sale during 2011 resulted in gross realized gains of $397 and gross realized losses of $(1) and the sale of investments available for sale during 2010 resulted in gross realized gain of $781 and losses of $0.

Investment securities having a carry value approximating $176,340 and $123,789 as of March 31, 2011 and December 31, 2010, respectively, were pledged to secure public deposits and for other purposes.

Information pertaining to securities with gross unrealized losses at March 31, 2011 and December 31, 2010 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

Part I (Continued)
Item 1 (Continued)

(3)  Investment Securities (Continued)

	Less Than 12 Months		12 Months or Greater		Total

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

March 31, 2011
U.S. Government Agencies Mortgage-Backed	$197,062	$(2,620)	$--	$197,062	$(2,620)
State, County and Municipal	527	(2)	--	--	527	(2)
Corporate Obligations	--	--	937	(64)	937	(64)
Asset-Backed Securities	--	--	132	(347)	132	(347)
	$197,589	$(2,622)	$1,069	$(411)	$198,658	$(3,033)

December 31, 2010
U.S. Government Agencies Mortgage-Backed	$152,287	$(2,319)	$--	$--	$152,287	$(2,319)
State, County and Municipal	1,777	(27)	--	--	1,777	(27)
Corporate Obligations	--	--	885	(115)	885	(115)
Asset-Backed Securities	--	--	132	(347)	132	(347)
	$154,064	$(2,346)	$1,017	$(462)	$155,081	$(2,808)

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

At March 31, 2011, the debt securities with unrealized losses have depreciated 1.50 percent from the Company’s amortized cost basis.  These securities are guaranteed by either U.S. Government, other governments, or U.S. corporations.  These unrealized losses relate principally to current interest rates for similar types of securities.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition.  As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

Part I (Continued)
Item 1 (Continued)

(4) Loans

The following table presents the composition of loans segregated by class of loans, as of March 31, 2011 and December 31, 2010.

	March 31, 2011	December 31, 2010
Commercial and Industrial
Commercial	$52,581	$53,220
Industrial	9,715	10,552

Real Estate
Commercial Construction	72,645	72,309
Residential Construction	4,180	4,373
Commercial	343,853	362,878
Residential	204,566	207,472
Farmland	48,790	52,778

Consumer and Other
Consumer	32,682	33,564
Other	13,969	16,104

Total Loans	$782,981	$813,250

Commercial and industrial loans are extended to a diverse group of businesses within the company’s market area.  These loans are often underwritten based on the borrower’s ability to service the debt from income from the business.  Real estate construction loans often require loan funds to be advanced prior to completion of the project.  Due to uncertainties inherent in estimating construction costs, changes in interest rates and other economic conditions, these loans often pose a higher risk than other types of loans.  Consumer loans are originated at the bank level.  These loans are generally smaller loan amounts spread across many individual borrowers to help minimize risk.

Credit Quality Indicators.  As part of the ongoing monitoring of the credit quality fo the loan portfolio, management tracks certain credit quality indicators including trends related to (i) the risk grade assigned to commercial and consumer loans, (ii) the level of classified commercial loans, (iii) net charge-offs, (iv) nonperforming loans, and (v) the general economic conditions in the Company’s geographic markets.

The Company uses a risk grading matrix to assign a risk grade to each of its loans.  Loans are graded on a scale of 1 to 8.  A description of the general characteristics of the grades is as follows:

•	Grades 1 and 2 – Borrowers with these assigned grades range in risk from virtual absence of risk to minimal risk. Such loans may be secured by Company-issued and controlled certificates

•
Grades 3 and 4 – Loans assigned these “pass” risk grades are made to borrowers with acceptable credit quality and risk.  The risk ranges from loans with no significant weaknesses in repayment capacity and collateral protection to acceptable loans with one or more risk factors considered to be more than average.

•
Grade 5 – This grade includes “special mention” loans on management’s watch list and is intended to be used on a temporary basis for pass grade loans where risk-modifying action is intended in the short-term.

•
Grade 6 – This grade includes “substandard” loans in accordance with regulatory guidelines.  This category includes borrowers with well-defined weaknesses that jeopardize the payment of the debt in accordance with the agreed terms.  Loans considered to be impaired are assigned this grade, and these loans often have assigned loss allocations as part of the allowance for loan and lease losses.  Generally, loans on which interest accrual has been stopped would be included in this grade.

Part I (Continued)
Item 1 (Continued)

(4) Loans (Continued)

•
Grades 7 and 8 – These grades correspond to regulatory classification definitions of “doubtful” and “loss,” respectively.  In practice, any loan with these grades would be for a very short period of time, and generally the Company has no loans with these assigned grades.  Management manages the Company’s problem loans in such a way that uncollectible loans or uncollectible portions of loans are charged off immediately with any residual, collectible amounts assigned a risk grade of 6.

The following table presents the loan portfolio by credit quality indicator (risk grade) as of March 31, 2011 and December 31, 2010.  Those loans with a risk grade of 1, 2, 3 or 4 have been combined in the pass column for presentation purposes.

March 31, 2011
	Pass	Special Mention	Substandard	Total Loans
Commercial and Industrial
Commercial	$47,331	$2,255	$2,995	$52,581
Industrial	9,153	144	418	9,715

Real Estate
Commercial Construction	36,730	8,756	27,159	72,645
Residential Construction	4,080	100	--	4,180
Commercial	282,865	12,271	48,717	343,853
Residential	187,489	5,281	11,796	204,566
Farmland	46,627	1,296	867	48,790

Consumer and Other
Consumer	31,445	437	800	32,682
Other	13,441	291	237	13,969

Total Loans	$659,161	$30,831	$92,989	$782,981

December 31, 2010
	Pass	Special Mention	Substandard	Total Loans
Commercial and Industrial
Commercial	$48,732	$2,498	$1,990	$53,220
Industrial	10,059	169	324	10,552

Real Estate
Commercial Construction	33,523	10,064	28,722	72,309
Residential Construction	3,974	204	195	4,373
Commercial	294,186	11,847	56,845	362,878
Residential	183,518	9,196	14,758	207,472
Farmland	49,500	1,838	1,440	52,778

Consumer and Other
Consumer	32,046	727	791	33,564
Other	14,553	1,186	365	16,104

Total Loans	$670,091	$37,729	$105,430	$813,250

Part I (Continued)
Item 1 (Continued)

(4) Loans (Continued)

A loan’s risk grade is assigned at the inception of the loan and is based on the financial strength of the borrower and the type of collateral.  Loan risk grades are subject to reassessment at various times throughout the year as part of the Company’s ongoing loan review process.  Loans with an assigned risk grade of 6 or below and an outstanding balance of $50,000 or more are reassessed on a quarterly basis.  During this reassessment process individual reserves may be identified and placed against certain loans which are not considered impaired.

In assessing the overall economic condition of the markets in which it operates, the Company monitors the unemployment rates for its major service areas.  The unemployment rates are reviewed on a quarterly basis as part of the allowance for loan loss determination.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due.  Generally, loans are placed on nonaccrual status if principal or interest payments become 90 days past due or when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provision.  Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due.

The following table represents an age analysis of past due loans and nonaccrual loans, segregated by class of loans, as of March 31, 2011 and December 31, 2010:

March 31, 2011
	Accruing Loans
		90 Days
	30-89 Days	or More	Total Accruing	Nonaccrual
	Past Due	Past Due	Loans Past Due	Loans	Current Loans	Total Loans
Commercial and Industrial
Commercial	$1,969	$--	$1,969	$211	$50,401	$52,581
Industrial	48	--	48	313	9,354	9,715

Real Estate
Commercial Construction	995	--	995	9,352	62,298	72,645
Residential Construction	--	--	--	--	4,180	4,180
Commercial	8,204	--	8,204	16,315	319,334	343,853
Residential	3,136	--	3,136	2,930	198,500	204,566
Farmland	46	--	46	444	48,300	48,790

Consumer and Other
Consumer	575	--	575	204	31,903	32,682
Other	178	--	178	23	13,768	13,969

Total Loans	$15,151	$--	$15,151	$29,792	$738,038	$782,981

Part I (Continued)
Item 1 (Continued)

(4) Loans (Continued)

December 31, 2010
	Accruing Loans
		90 Days
	30-89 Days	or More	Total Accruing	Nonaccrual
	Past Due	Past Due	Loans Past Due	Loans	Current Loans	Total Loans
Commercial and Industrial
Commercial	$382	$--	$382	$394	$52,444	$53,220
Industrial	101	--	101	175	10,276	10,552

Real Estate
Commercial Construction	1,514	--	1,514	10,182	60,613	72,309
Residential Construction	195	--	195	--	4,178	4,373
Commercial	11,790	--	11,790	13,568	337,520	362,878
Residential	4,268	16	4,284	3,057	200,131	207,472
Farmland	567	--	567	1,157	51,054	52,778

Consumer and Other
Consumer	703	3	706	290	32,568	33,564
Other	219	--	219	79	15,806	16,104

Total Loans	$19,739	$19	$19,758	$28,902	$764,590	$813,250

Nonaccrual loans are loans for which principal and interest are doubtful of collection in accordance with original loan terms and for which accruals of interest have been discontinued due to payment delinquency.  Nonaccrual loans totaled $29,792 and $28,902 as of March 31, 2011 and December 31, 2010, respectively, and total recorded investment in loans past due 90 days or more and still accruing interest approximated $0 and $19, respectively.  During its review of impaired loans, the company determined the majority of its exposures on these loans were known losses.  As a result, the exposures were charged off, reducing the specific allowances on impaired loans.

During the first quarter, as a result of recently issued guidance regarding troubled debt restructurings, the Company reviewed its policy for designating loans as impaired. As a result of this review, the Company identified additional loans which are now included in the impaired loan disclosures that were not previously reported as impaired. The loans identified were those troubled debt restructurings which were on accrual status. The inclusion of these accruing troubled debt restructrurings in the impaired loan disclosures for March 31, 2011 did not have an impact on the allowance for loan losses.

Part I (Continued)
Item 1 (Continued)

(4) Loans (Continued)

The following table details impaired loan data as of March 31, 2011:

March 31, 2011
			Average	Interest	Interest
	Impaired	Related	Recorded	Income	Income
	Balance	Allowance	Investment	Recognized	Collected

With No Related
Allowance Recorded
Commercial	$190	$--	$190	$(2)	$--
Agricultural	312	--	312	(25)	1
Commercial Construction	7,799	--	7,799	6	5
Commercial Real Estate	18,128	--	18,128	32	86
Residential Real Estate	2,757	--	2,757	(7)	3
Farmland	444	--	444	66	66
Consumer	204	--	204	--	1
Other	23	--	23	--	--

	29,857	--	29,857	70	162

With An Allowance Recorded
Commercial	21	4	21	--	--
Commercial Construction	7,977	1,981	7,977	29	29
Commercial Real Estate	9,672	2,819	9,672	80	72
Residential Real Estate	560	198	560	6	6
Other	78	8	78	5	--

	18,308	5,010	18,308	120	107

Total
Commercial	211	4	211	(2)	--
Agricultural	312	--	312	(25)	1
Commercial Construction	15,776	1,981	15,776	35	34
Commercial Real Estate	27,800	2,819	27,800	112	158
Residential Real Estate	3,317	198	3,317	(1)	9
Farmland	444	--	444	66	66
Consumer	204	--	204	--	1
Other	101	8	101	5	--

	$48,165	$5,010	$48,165	$190	$269

The Company does not have any unfunded commitments to lend to a customer that has a troubled debt restructured loan as of March 31, 2011.

Part I (Continued)
Item 1 (Continued)

(4) Loans (Continued)

The following table details impaired loan data as of December 31, 2010:

December 31, 2010
			Average	Interest	Interest
	Impaired	Related	Recorded	Income	Income
	Balance	Allowance	Investment	Recognized	Collected

With No Related
Allowance Recorded
Commercial	$259	$--	$309	$(1)	$6
Agricultural	175	--	221	1	1
Commercial Construction	10,182	--	11,761	7	32
Residential Construction	--	--	8	--	--
Commercial Real Estate	4,271	--	9,042	81	85
Residential Real Estate	3,057	--	3,931	41	54
Farmland	1,157	--	646	(7)	11
Consumer	290	--	296	17	19
Other	79	--	129	5	8

	19,470	--	26,343	144	216

With An Allowance Recorded
Commercial	135	116	34	(1)	3
Commercial Real Estate	9,297	540	2,324	342	476

	9,432	656	2,358	341	479

Total
Commercial	394	116	343	(2)	9
Agricultural	175	--	221	1	1
Commercial Construction	10,182	--	11,761	7	32
Residential Construction	--	--	8	--	--
Commercial Real Estate	13,568	540	11,366	423	561
Residential Real Estate	3,057	--	3,931	41	54
Farmland	1,157	--	646	(7)	11
Consumer	290	--	296	17	19
Other	79	--	129	5	8

	$28,902	$656	$28,701	$485	$695

Part I (Continued)
Item 1 (Continued)

(5)  Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses, segregated by class of loan, for March 31, 2011 and March 31, 2010.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other loan categories and periodically may result in reallocation within the provision categories.

March 31, 2011
	Beginning				Ending
	Balance	Charge-Offs	Recoveries	Provision	Balance

Commercial and Industrial
Commercial	$4,415	$(207)	$18	$(1,111)	$3,115
Industrial	698	(455)	1	(176)	68

Real Estate
Commercial Construction	4,126	(2,088)	18	1,213	3,269
Residential Construction	520	--	--	(122)	398
Commercial	8,030	(4,484)	95	4,768	8,409
Residential	5,942	(146)	29	(1,733)	4,092
Farmland	944	(20)	--	(278)	646

Consumer and Other
Consumer	3,074	(68)	58	(793)	2,271
Other	531	(66)	5	(268)	202

	$28,280	$(7,534)	$224	$1,500	$22,470

March 31, 2011
	Ending Balance
	Individually	Collectively
	Evaluated for	Evaluated for
	Impairment	Impairment	Total
Commercial and Industrial
Commercial	$668	$2,447	$3,115
Industrial	3	65	68

Real Estate
Commercial Construction	3,113	156	3,269
Residential Construction	--	398	398
Commercial	7,606	803	8,409
Residential	1,482	2,610	4,092
Farmland	16	630	646

Consumer and Other
Consumer	55	2,216	2,271
Other	--	202	202

Total End of Period Allowance Balance	$12,943	$9,527	$22,470

Total End of Period Loan Balance	$89,988	$692,993	$782,981

Part I (Continued)
Item 1 (Continued)

(5)  Allowance for Loan Losses (Continued)

The Company determines its individual reserves during its quarterly review of substandard loans.  Although not all loans in the substandard category are considered impaired, this quarterly reassessment often results in the identification of individual reserves which are placed against certain loans as part of management’s allowance for loan loss calculation.

Transactions in the allowance for loan losses are summarized below for three months ended March 31, 2010 as follows:

March 31, 2010
	Beginning				Ending
	Balance	Charge-Offs	Recoveries	Provision	Balance

Commercial and Industrial
Commercial	$3,931	$(53)	$20	$(38)	$3,860
Industrial	779	(182)	--	(3)	594

Real Estate
Commercial Construction	7,402	(1,508)	1	1,232	7,127
Residential Construction	448	--	--	(151)	297
Commercial	8,790	(1,910)	57	1,378	8,315
Residential	5,026	(1,183)	136	772	4,751
Farmland	942	(23)	--	(28)	891

Consumer and Other
Consumer	2,826	(183)	56	(26)	2,673
Other	1,257	(189)	6	114	1,188

	$31,401	$(5,231)	$276	$3,250	$29,696

March 31, 2010
	Ending Balance
	Individually	Collectively
	Evaluated for	Evaluated for
	Impairment	Impairment	Total
Commercial and Industrial
Commercial	$205	$3,655	$3,860
Industrial	61	533	594

Real Estate
Commercial Construction	1,375	5,752	7,127
Residential Construction	--	297	297
Commercial	4,861	3,454	8,315
Residential	1,815	2,936	4,751
Farmland	--	891	891

Consumer and Other
Consumer	24	2,649	2,673
Other	550	638	1,188

Total End of Period Allowance Balance	$8,891	$20,805	$29,696

Total End of Period Loan Balance	$88,711	$796,570	$885,281

Part I (Continued)
Item 1 (Continued)

(6)  Premises and Equipment

Premises and equipment are comprised of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010

Land	$7,788	$7,788
Building	23,791	23,791
Furniture, Fixtures and Equipment	13,773	13,737
Leasehold Improvements	984	993
	46,336	46,309

Accumulated Depreciation	(19,566)	(19,161)
	$26,770	$27,148

Depreciation charged to operations totaled $455 and $541 for March 31, 2011 and March 31, 2010, respectively.

Certain Company facilities and equipment are leased under various operating leases.  Rental expense approximated $97 and $97 for three months ended March 31, 2011 and March 31, 2010, respectively.

(7)  Goodwill and Intangible Assets

The following is an analysis of the goodwill and core deposit intangible asset activity for the three months ended March 31, 2011 and March 31, 2010:

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010

Goodwill
Balance, Beginning	--	$--
Goodwill Acquired	--	--
Balance, Ending	--	$--

Net Core Deposit, Intangible
Balance, Beginning	$295	$331
Amortization Expense	(9)	(9)
Balance, Ending	$286	$322

The following table reflects the expected amortization for the core deposit intangible at March 31, 2011:

2011	$27
2012	36
2013	36
2014	36
2015 and thereafter	151
$286

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

Part I (Continued)
Item 1 (Continued)

Positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination.  Uncertain tax positions are initially recognized in the consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities.  Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts.  The Company provides for interest and, in some cases, penalties on tax positions that may be challenged by the taxing authorities.  Interest expense is recognized beginning in the first period that such interest would begin accruing.  Penalties are recognized in the period that the Company claims the position in the tax return.  Interest and penalties on income tax uncertainties are classified within income tax expense in the consolidated statements of income.  Once the statute of limitations has passed, the Company reverses income tax expenses recorded.  The Company reversed $59 thousand in the first quarter of 2011.

(9) Fair Value Measurements

Generally accepted accounting principles related to Fair Value Measurements, defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurements and enhances disclosure requirements for fair value measurements.  The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.  The three levels are defined as follows:

●	Level 1	inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2	inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3	inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

Part I (Continued)
Item 1 (Continued)

(9) Fair Value Measurements (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis – The following table presents the recorded amount of the Company’s assets measured at fair value on a recurring basis as of March 31, 2011 aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in			Significant
		Active Markets for		Significant Other	Unobservable
		Identical Assets		Observable	Inputs
	March 31, 2011	(Level 1)		Inputs (Level 2)	(Level 3)
Recurring
Securities Available for Sale
Mortgage-backed	$286,748	$	---	$286,748	$ ---
State,County & Municipal	3,295		---	3,295	---
Corporate Obligations	2,028		---	1,092	936
Asset-Backed Securities	132		---	---	132
	$292,203	$	---	$291,135	$1,068

Nonrecurring
Impaired Loans	$48,165	$	---	$ ---	$48,165

Other Real Estate	$21,094	$	---	$ ---	$21,094

Liabilities

The Company did not identify any liabilities that are required to be presented at fair value.

The table below presents a reconciliation and statement of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2011.

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)	Available for
Sale Securities
(In Thousands)

Balance, Beginning	$1,017
Total Unrealized Gains (Losses) Included In
Net Income	---
Other Comprehensive Income	51
Purchases, Sales, Issuances and Settlements, Net	---
Transfers In and (Out) of Level 3	---

Balance, Ending	$1,068

Part I (Continued)
Item 1 (Continued)

(10) Deposits

The aggregate amount of overdrawn deposit accounts reclassified as loan balances totaled $291 and $250 as of March 31, 2011 and December 31, 2010.

Components of interest-bearing deposits as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010
Interest-Bearing Demand	$233,299	$235,855
Savings	41,032	36,630
Time, $100,000 and Over	291,741	298,010
Other Time	370,032	385,670
	$936,104	$956,165

At March 31, 2011 and December 31, 2010, the Company had brokered deposits of $37,691 and $36,329 respectively.  Of the $37,691 brokered deposits at March 31, 2011, $32,491 represented Certificate of Deposits Account Registry Service (CDARS) reciprocal deposits in which customers placed core deposits into the CDARS program for FDIC insurance coverage and the Company received reciprocal brokered deposits in a like amount.  Thus, brokered deposits less the reciprocal deposits totaled $5,200 at March 31, 2011.  The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $100,000 was approximately $217,059 and $216,656 as of  March 31, 2011 and December 31, 2010, respectively.

As of  March 31, 2011 and December 31, 2010,  the scheduled maturities of certificates of deposits are as follows:

Maturity	March 31, 2011	December 31, 2010
One Year and Under	$478,593	$480,446
One to Three Years	171,522	189,879
Three Years and Over	11,658	13,355
	$661,773	$683,680

(11) Securities Sold Under Repurchase Agreements

The Company has securities sold under repurchase agreements in the amount of $20,000 at March 31, 2011.  Barclay’s Master Repurchase Agreement originated on June 26, 2008 with the initial draw of $20,000 on June 30, 2008.  The Repurchase Agreement matures on June 30, 2011 and had a one-time call option on December 30, 2009.  Interest payments are due quarterly at a fixed rate of 3.34 percent.  The Repurchase Agreement is secured by U.S. Government mortgage-backed securities.

South Street Securities Master Repurchase Agreement originated on October 27, 2008 with the initial draw of $20,000 on October 31, 2008.  At March 31, 2011, the Company had an available line totaling $50,000, of which the entire $50,000 was available.  The Repurchase Agreement is overnight borrowing at a floating interest rate.  The Repurchase Agreement is secured by U.S. Government mortgage-backed securities.

(12) Other Borrowed Money

Other borrowed money at March 31, 2011 and December 31, 2010 is summarized as follows:

	March 31, 2011	December 31, 2010
Secured Borrowings	$981	$4,076
Federal Home Loan Bank Advances	71,000	71,000
	$71,981	$75,076

Advances from the Federal Home Loan Bank (FHLB) have maturities ranging from 2012 to 2019 and interest rates ranging from 3.17 percent to 4.75 percent.  Under the Blanket Agreement for Advances and Security Agreement with the FHLB, residential first mortgage loans and cash balances held by the FHLB are pledged as collateral for the FHLB advances outstanding.  At March 31, 2011, the Company had available line of credit commitments totaling $190,940, of which $119,880 was available.

Part I (Continued)
Item 1 (Continued)

(12) Other Borrowed Money (Continued)

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

The aggregate stated maturities of  other borrowed money at March 31, 2011 are as follows:

Year	Amount
2011	$981
2012	41,000
2013	--
2014 and Thereafter	30,000
$71,981

The Company also has available federal funds lines of credit with various financial institutions totaling $47,000, of which $0 was outstanding at March 31, 2011.

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

(14) Subordinated Debentures (Trust Preferred Securities)

During the second quarter of 2004, the Company formed a third subsidiary whose sole purpose was to issue $4,500 in Trust Preferred Securities through a pool sponsored by FTN Financial Capital Markets.  The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions.  At March 31, 2011, the floating rate securities had a 2.99 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 2.68 percent.

During the second quarter of 2006, the Company formed a fourth subsidiary whose sole purpose was to issue $5,000 in Trust Preferred Securities through a pool sponsored by SunTrust Capital Markets.  The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions.  At March 31, 2011 the floating-rate securities had a 1.81 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 1.50 percent.

(14) Subordinated Debentures (Trust Preferred Securities) (Continued)

During the first quarter of 2007, the Company formed a fifth subsidiary whose sole purpose was to issue $9,000 in Trust Preferred Securities through a pool sponsored by Trapeza Capital Management, LLC.  The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions.  At March 31, 2011, the floating-rate securities had a 1.96 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 1.65 percent.  Proceeds from this issuance were used to payoff the trust preferred securities with the first subsidiary formed in March 2002 as the Company exercised its option to call.

During the third quarter of 2007, the company formed a sixth subsidiary whose sole purpose was to issue $5,000 in Trust Preferred Securities through a pool sponsored by Trapeza Capital Management, LLC.  The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions.  At March 31, 2011, the floating-rate securities had a 1.70 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 1.40 percent.  Proceeds from this issuance were used to payoff the trust preferred securities with the second subsidiary formed in December 2002 as the Company exercised its option to call.

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

(15)  Restricted Stock – Unearned Compensation

In April 2004, the stockholders of Colony Bankcorp, Inc. adopted a restricted stock grant plan which awards certain executive officers common shares of the Company.  The maximum number of shares which may be subject to restricted stock awards (split-adjusted) is 143,500.  To date, 53,256 shares have been issued under this plan and since the plan’s inception 14,098 shares have been forfeited, thus remaining shares which may be subject to restricted stock awards are 104,342, at March 31, 2011.  During 2011, there has not been any shares of restricted stock issued or any shares forfeited.  The shares are recorded at fair market value (on the date granted) as a separate component of stockholders’ equity.  The cost of these shares is being amortized against earnings using the straight-line method over three years (the restriction period).

(16) Profit Sharing Plan

The Company has a profit sharing plan that covers substantially all employees who meet certain age and service requirements.  It is the Company’s policy to make contributions to the plan as approved annually by the board of directors.  The provision for the three months ended March 31, 2011 was $0 compared to $0 for the three months ended March 31, 2010.  The total provision for contributions to the plan was $0 for 2011, $0 for 2010, and $(19) for 2009.

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

Part I (Continued)
Item 1  (Continued)

(17) Commitments and Contingencies (Continued)

At March 31, 2011 and December 31, 2010 the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	March 31, 2011	December 31, 2010

Loan Commitments	$56,761	$39,457
Standby Letters of Credit	1,444	1,540

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

At March 31, 2011, a standby letter of credit in the amount of $60 was issued by Federal Home Loan Bank of Atlanta on behalf of Colony Bank.

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

Liabilities accrued under the plans totaled $1,196 and $1,245 as of March 31, 2011 and December 31, 2010, respectively.  Benefit payments under the contracts were $73 and $75 for the three month period ended March 31, 2011 and March 31, 2010, respectively.   Provisions charged to operations totaled $25 and $33 for the three month period ended March 31, 2011 and March 31, 2010, respectively.

Fee income recognized with deferred compensation plans totaled $51 and $63 for three month period ended March 31, 2011 and March 31, 2010, respectively.

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

The carrying amount and estimated fair values of the Company’s financial instruments as of March 31, 2011 and March 31, 2010 are as follows:

Part I (Continued)
Item 1  (Continued)

(19) Fair Value of Financial Instruments (Continued)

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
		(in thousands)

Assets
Cash and Short-Term Investments	$109,394	$109,394	$104,876	$104,876
Investment Securities Available for Sale	292,203	292,203	303,838	303,838
Investment Securities Held to Maturity	50	53	48	53
Federal Home Loan Bank Stock	6,063	6,063	6,063	6,063
Loans, Net	760,450	763,572	784,909	788,455

Liabilities
Deposits	1,030,963	1,034,555	1,059,124	1,064,695
Subordinated Debentures	24,229	24,229	24,229	24,229
Securities Sold Under Agreements to Repurchase	20,000	20,155	20,000	20,308
Other Borrowed Money	71,981	73,276	75,076	77,119

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

(20) Regulatory Capital Matters

The amount of dividends payable to the parent company from the subsidiary bank is limited by various banking regulatory agencies.  Upon approval by regulatory authorities, the Bank may pay cash dividends to the parent company in excess of regulatory limitations.  Additionally, in the third quarter of 2009, the Company suspended the payment of dividends to common shareholders.  At March 31, 2011, the Company is subject to certain regulatory restrictions that preclude the declaration of or payment of any dividends to its common stockholders, without prior approval from the Federal Reserve Bank.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  The amounts and ratios as defined in regulations are presented hereafter.  Management believes, as of March 31, 2011, the company meets all capital adequacy requirements to which it is subject under the regulatory framework for prompt corrective action.  In the opinion of management, there are no conditions or events since prior notification of capital adequacy from the regulators that have changed the institution’s category.

Part I (Continued)
Item 1  (Continued)

(20) Regulatory Capital Matters (Continued)

The following table summarizes regulatory capital information as of March 31, 2011 and December 31, 2010 on a consolidated basis and for each significant subsidiary, as defined.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2011
Total Capital to Risk-Weighted Assets
Consolidated	$117,256	15.39%	$60,960	8.00%	NA	NA
Colony Bank	114,029	14.99	60,836	8.00	$76,064	10.00%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	107,571	14.12	30,480	4.00	NA	NA
Colony Bank	104,361	13.72	30,418	4.00	45,628	6.00

Tier 1 Capital to Average Assets
Consolidated	107,571	8.63	49,832	4.00	NA	NA
Colony Bank	104,361	8.39	49,760	4.00	62,200	5.00

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010

Total Capital to Risk-Weighted Assets
Consolidated	$116,914	14.85%	$62,981	8.00%	NA	NA
Colony Bank	113,119	14.39	62,905	8.00	$78,631	10.00%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	106,845	13.57	31,491	4.00	NA	NA
Colony Bank	103,062	13.11	31,452	4.00	47,179	6.00

Tier 1 Capital to Average Assets
Consolidated	106,845	8.59	49,748	4.00	NA	NA
Colony Bank	103,062	8.30	49,697	4.00	62,122	5.00

The Bank is currently subject to a memorandum of understanding (MOU) which requires, among other things, that the Bank maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as follows:  Tier 1 capital to total average assets of 8% and total risk-based capital to total risk-weighted assets of 10% during the life of the MOU.  Additionally, the MOU also requires that prior to declaring or paying any cash dividend to the Company, the Bank must obtain written consent of its regulators.

Part I (Continued)
Item 1  (Continued)

(21) Financial Information of Colony Bankcorp, Inc. (Parent Only)

The parent company’s balance sheets as of March 31, 2011 and December 31, 2010 and the related statements of income and comprehensive income and cash flows are as follows:

COLONY BANKCORP, INC. (PARENT ONLY)
BALANCE SHEETS
MARCH 31, 2011 AND DECEMBER 31, 2010
(DOLLARS IN THOUSANDS)

ASSETS	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)

Cash	$2,201	$3,173
Premises and Equipment, Net	1,452	1,478
Investment in Subsidiaries, at Equity	112,864	112,389
Other	911	484

Totals Assets	$117,428	$117,524

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Dividends Payable	175	$175
Other	164	162
	339	337
Subordinated Debt	24,229	24,229

Stockholders’ Equity
Preferred Stock, Par Value $1,000 a Share; Authorized 10,000,000Shares, Issued 28,000 Shares as of March 31, 2011	27,544	27,506
Common Stock, Par Value $1 a Share; Authorized 20,000,000 Shares, Issued 8,442,958 and 8,442,958 Shares as of March 31, 2011 and December 31, 2010, Respectively	8,443	8,443
Paid-In Capital	29,171	29,171
Retained Earnings	29,147	28,479
Restricted Stock - Unearned Compensation	(30)	(41)
Accumulated Other Comprehensive Loss, Net of Tax	(1,415)	(600)
	92,860	92,958

Total Liabilities and Stockholders' Equity	$117,428	$117,524

Part I (Continued)
Item 1 (Continued)

(21) Financial Information of Colony Bankcorp, Inc. (Parent Only) (Continued)

COLONY BANKCORP, INC. (PARENT ONLY)
STATEMENT OF INCOME
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	MARCH 31, 2011	MARCH 31, 2010

Income
Dividends from Subsidiaries	$4	$4
Management Fees	126	114
Other	26	22
	156	140
Expenses
Interest	125	121
Salaries and Employee Benefits	193	198
Other	175	182
	493	501

Income (Loss) Before Taxes and Equity in Undistributed Earnings of Subsidiaries	(337)	(361)
Income Tax (Benefits)	(103)	(109)

Income (Loss) Before Equity in Undistributed
Earnings of Subsidiaries	(234)	(252)
Equity in Undistributed Earnings of Subsidiaries	1,290	936

Net Income (Loss)	1,056	684

Preferred Stock Dividends	350	350

Net (Loss) Available to Common Shareholders	$706	$334

Part I (Continued)
Item 1  (Continued)

(21) Financial Information of Colony Bankcorp, Inc. (Parent Only) (Continued)

COLONY BANKCORP, INC. (PARENT ONLY)
STATEMENT OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	MARCH 31, 2011	MARCH 31, 2010

Net Income	$1,056	$684

Other Comprehensive Income (Loss), Net of Tax
Gains (Losses) on Securities Arising During Year	(554)	702
Reclassification Adjustment	(261)	(516)

Change in Net Unrealized Gains (Losses) on Securities Available for Sale, Net of Reclassification Adjustment and Tax Effects	(815)	186

Comprehensive Income	$241	$870

Part I (Continued)
Item 1  (Continued)

(21) Financial Information of Colony Bankcorp, Inc. (Parent Only) (Continued)

COLONY BANKCORP, INC. (PARENT ONLY)
STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	2011	2010

Cash Flows from Operating Activities
Net Income	$1,056	$684
Adjustments to Reconcile Net Income to Net Cash Provided from Operating Activities
Depreciation and Amortization	37	55
Equity in Undistributed Earnings of Subsidiary	(1,290)	(936)
Other	(425)	(160)
	(622)	(357)
Cash Flows from Investing Activities
Purchases of Premises and Equipment	--	(29)
	--	(29)
Cash Flows from Financing Activities
Dividends Paid Preferred Stock	(350)	(350)
Dividends Paid Common Stock	--	--
Proceeds from Issuance of Common Stock	--	5,000
	(350)	4,650

Net Increase (Decrease) in Cash	(972)	4,264

Cash, Beginning	3,173	556

Cash, Ending	$2,201	$4,820

Part I (Continued)
Item 1  (Continued)

(22) Earnings Per Share

Basic and diluted earnings per share are computed and presented hereafter.  Basic earnings per share is calculated and presented based on income available to common stockholders divided by the weighted average number of shares outstanding during the reporting periods.  Diluted earnings per share reflects the potential dilution of restricted stock.  The following presents earnings per share for the three months ended March 31, 2011 and 2010:

	Three Months Ended			Three Months Ended
	March 31, 2011			March 31, 2010

		Common			Common
	Income	Shares		Income	Shares
	Numerator	Denominator	EPS	Numerator	Denominator	EPS

Basic EPS
Income (Loss) Available to Common Stockholders	$706	8,439	$0.08	$334	7,256	$0.05

Dilutive Effect of Potential Common Stock
Restricted Stock		-			-
Stock Warrants		-			-
		-			-

Diluted EPS
Income (Loss) Available to Common Stockholders
After Assumed Conversions of Dilutive Securities	$706	8,439	$0.08	$334	7,256	$0.05

For the periods ended March 31, 2011 and 2010, 504 and 513 shares of common stock equivalents, respectively, were excluded from the calculation of diluted earnings per share because they would have an anti-dilutive effect.

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

Goodwill and Other Intangibles – The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value.  The Company did not have any goodwill on its books at March 31, 2011.  Other intangible assets are amortized over their estimated useful lives using straight-line and accelerated methods, and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount.  The initial goodwill and other intangibles recorded and subsequent impairment analysis require management to make subjective judgments concerning estimates of how the acquired asset will perform in the future.  Events and factors that may significantly affect the estimates include, among others, customer attrition, changes in revenue growth trends, specific industry conditions and changes in competition.

Part I (Continued)
Item 2 (Continued)

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of March 31, 2011 and 2010, and results of operations for each of the three months in the periods ended March 31, 2011 and 2010.  This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 34 percent federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.

Dollar amounts in tables are stated in thousands, except for per share amounts.

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense.  Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities.  Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets.  Net income available to shareholders totaled $706 thousand, or $0.08 diluted per common share, in three months ended March 31, 2011 compared to net income available to shareholders of $334 thousand, or $0.05 diluted per common share, in three months ended March 31, 2010.

Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

	Three Months Ended
	March 31

	2011	2010

Taxable-equivalent net interest income	$8,860	$9,723
Taxable-equivalent adjustment	42	45

Net interest income	8,818	9,678
Provision for possible loan losses	1,500	3,250
Noninterest income	2,104	2,540
Noninterest expense	7,939	8,313

Income (loss) before income taxes	$1,483	$655
Income Taxes (Benefits)	427	(29)

Net income (loss)	$1,056	$684

Preferred stock dividends	350	350

Net income (loss) available to common shareholders	$706	$334

Net Income (loss) available to common shareholders:
Basic	$0.08	$0.05
Diluted	$0.08	$0.05
Return on average assets	0.22%	0.10%
Return on average common equity	3.05%	1.48%

Part I (Continued)
Item 2 (Continued)

Net income from operations for three months ended March 31, 2011 increased $372 thousand, or 54.39 percent, compared to the same period in 2010.  The increase was primarily the result of a decrease of $374 thousand in noninterest expense and a decrease of $1.75 million in provision for possible loan loss.  This was offset by a decrease of $436 thousand in noninterest income, a decrease of $860 thousand in net interest income, and an increase of $456 thousand in income taxes.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 80.74 percent of total revenue for three months ended March 31, 2011 and 79.21 percent for the same period a year ago.

Net interest margin is the taxable-equivalent net interest income as a percentage of average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Company’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit has ranged from 3.25 percent to 7.75 percent during 2008 to 2011.  At year end 2007, the prime rate was 7.25 percent and with the 400 basis point reduction during 2008 the prime rate ended the year at 3.25 percent and has remained at 3.25 percent for first quarter 2011.  The federal funds rate moved similar to prime rate with interest rates ranging from 0.25 percent to 4.25 percent during 2008 to 2011.  At year end 2007, the federal funds rate was 4.25 percent and with the 400 basis point reduction during 2008 the federal funds rate ended the year at 0.25 percent and has remained at 0.25 percent for first quarter 2011.  We anticipate the Federal Reserve maintaining its “loosened interest rate policy” in 2011, which will result in continued pressure on Colony’s net interest.

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

Part I (Continued)
Item 2 (Continued)

Rate/Volume Analysis

The rate/volume analysis presented hereafter illustrates the change from March 31, 2011 to March 30, 2010 for each component of the taxable equivalent net interest income separated into the amount generated through volume changes and the amount generated by changes in the yields/rates.

	Changes from March 31, 2010 to March 31, 2011
($ in thousands)	Volume	Rate	Total

Interest Income
Loans, Net-taxable	$(1,691)	$(179)	$(1,870)

Investment Securities
Taxable	289	(154)	135
Tax-exempt	12	(6)	6
Total Investment Securities	301	(160)	141

Interest-Bearing Deposits in other Banks	4	5	9

Federal Funds Sold	8	---	8

Other Interest - Earning Assets	---	14	14
Total Interest Income	(1,378)	(320)	(1,698)

Interest Expense
Interest-Bearing Demand and Savings Deposits	28	(154)	(126)
Time Deposits	(259)	(401)	(660)
Federal Funds Purchased and Repurchase Agreements	(75)	56	(19)
Subordinated Debentures	---	4	4
Other Borrowed Money	(174)	140	(34)

Total Interest Expense	(480)	(355)	(835)
Net Interest Income	$(898)	$35	$(863)

1)
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

The Company maintains about 28 percent of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years.  The liabilities to fund assets are primarily in short term certificate of deposits that mature within one year.  This balance sheet composition has allowed the Company to be relatively constant with its net interest margin until 2008.  During 2007 interest rates decreased 100 basis points and this decrease by the Federal Reserve in 2007 followed by 400 basis point decrease in 2008 resulted in significant pressure in net interest margins.  While the Federal Reserve rates have remained unchanged since 2008, the net interest margin decreased to 2.98 percent for three months ended March 31, 2011 compared to 3.16 percent for the same period a year ago.  Given the Federal Reserve’s aggressive posture during 2008 that ended the year with a range of 0 – 0.25 percent federal funds target rate and remained the same through first quarter 2011, we anticipate a relatively flat net interest margin in 2011.

Taxable-equivalent net interest income for three months ended March 31, 2011 decreased $863 thousand, or 8.88 percent compared to the same period a year ago. The fluctuation between the comparable periods resulted from the negative impact of the significant decrease in interest rates.  The average volume of earning assets during three months ended March 31, 2011 decreased $42.36 million compared to the same period a year ago while over the same period the net interest margin decreased by 18 basis points from 3.16 percent to 2.98 percent.  Growth in average earning assets during 2011 was primarily in federal funds sold, investment securities and interest bearing deposits.  The decrease in the net interest margin in 2011 is primarily the result of the decrease in average earning assets and maintenance of a higher liquidity level.

The average volume of loans decreased $114.0 million in three months ended March 31, 2011 compared to the same period a year ago.  The average yield on loans decreased 9 basis points in three months ended March 31, 2011 compared to the same period a year ago. The average volume of investment securities increased $43.7 million in three months ended March 31, 2011 compared to the same year ago period, while the average yield on investment securities decreased 21 basis points for the same period comparison.  The average volume of deposits decreased $15.5 million in three months ended March 31, 2011 compared to the same period a year ago, with interest-bearing deposits decreasing $31.0 million in three months ended March 31, 2011.  Accordingly, the ratio of average interest-bearing deposits to total average deposits was 90.62 percent in three months ended March 31, 2011 compared to 92.22 percent in the same period a year ago.  This deposit mix, combined with a general decrease in market rates, had the effect of (i) decreasing the average cost of total deposits by 28 basis points in three months ended March 31, 2011 compared to the same period a year ago and, (ii) mitigating a portion of the impact of decreasing yields on earning assets.

The Company’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 2.79 percent in three months ended March 31, 2011 compared to 2.99 percent in the same period a year ago. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $1.5 million in three months ended March 31, 2011 compared to $3.2 million in the same period a year ago.   See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Part I (Continued)
Item 2 (Continued)

Noninterest Income

The components of noninterest income were as follows:

	Three Months Ended
	March 31
	2011	2010

Service Charges on Deposit Accounts	$756	$907
Other Charges, Commissions and Fees	315	270
Other	575	521
Mortgage Fee Income	62	61
Securities Gains	396	781

Total	$2,104	$2,540

Total noninterest income for three months ended March 31, 2011 decreased $436 thousand, or 17.17 percent compared to the same period  year ago.  Reduction in noninterest income was primarily in securities gains.  Changes in these items and the other components of noninterest income are discussed in more detail below.

Service Charges on Deposit Accounts.  Service charges on deposit accounts for three months ended March 31, 2011 decreased $151 thousand, or 16.65 percent, compared to the same period a year ago.

Mortgage Fee Income.  Mortgage fee income for three months ended March 31, 2011 increased $1 thousand, or 1.64 percent, compared to the same period year ago.   The company anticipates fee income to continue to show a decrease over the previous year due to the current mortgage market and slowing economy.

All Other Noninterest Income.  Other charges, commissions and fees and other income for three months ended March 31, 2011 was $890 thousand compared to $791 thousand in the same year ago period, or an increase of 12.52 percent.  The increase in 2011 was due to realizing $360 thousand from the sale of SBA loans during the first quarter 2011 compared to no SBA fee income for the first quarter 2010 due to FAS 166.  Nonrecurring noninterest income of $215 thousand realized in first quarter 2010 from BOLI insurance program was an offset to the other income.

Securities Gains.  The Company realized gains from the sale of securities of $396 thousand in three months ended March 31, 2011 compared to $781 thousand in the same year ago period.

Part I (Continued)
Item 2 (Continued)

Noninterest Expense

The components of noninterest expense were as follows:

	Three Months Ended
	March 31

	2011	2010

Salaries and Employee Benefits	$3,569	$3,554
Occupancy and Equipment	1,016	1,108
Other	3,354	3,651

Total	$7,939	$8,313

Total noninterest expense for three months ended March 31, 2011 decreased $374 thousand, or 4.50 percent, compared to the same period a year ago. These items and the changes in the various components of noninterest expense are discussed in more detail below.

Salaries and Employee Benefits.  Salaries and employee benefits expense for three months ended March 31, 2011 increased $15 thousand, or 0.42 percent, compared to the same period a year ago.

Occupancy and Equipment.  Occupancy and equipment expense has remained relatively flat in both periods with a decrease of $92 thousand for three months ended March 31, 2011 compared to the same year ago period.

All Other Non-Interest Expense.  All other noninterest expense for three months ended March 31, 2011 decreased $297 thousand or 8.13 percent compared to the same year ago period.  Significant amounts impacting the comparable periods include the FDIC insurance assessment and credit related expenses.  For the three months ended March 31, 2011, FDIC insurance assessments decreased to $442 thousand from $527 thousand in the same year ago period, or a decrease of 16.13 percent.  Credit-related expenses including write down and losses on OREO property and repossession and foreclosure expenses decreased to $827 thousand in first quarter 2011 compared to $1.12 million in first quarter 2010, or a decrease of 26.16 percent.

Part I (Continued)
Item 2 (Continued)

Sources and Uses of Funds

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the assets in which those funds are invested as a percentage of the Company’s average total assets for the period indicated. Average assets totaled $1.26 billion in three months ended March 31, 2011 compared to $1.30 billion in three months ended March 31, 2010.

	Three Months Ended
	March 31,
Sources of Funds:	2011		2010
Deposits:
Noninterest-Bearing	$97,739	7.78%	$82,271	6.31%
Interest-Bearing	943,860	75.15	974,815	74.78
Federal Funds Purchased and Repo Agreements	20,000	1.59	33,397	2.56
Long-term Debt and Other Borrowings	97,690	7.78	118,232	9.07
Other Noninterest-Bearing Liabilities	4,128	0.33	4,492	0.35
Equity Capital	92,594	7.37	90,335	6.93
Total	$1,256,011	100.00%	$1,303,542	100.00%

Uses of Funds:
Loans	$766,502	61.03%	$875,957	67.20%
Securities	304,229	24.22	260,507	19.98
Federal Funds Sold	54,786	4.36	41,419	3.18
Interest-Bearing Deposits in Other Banks	29,382	2.34	14,500	1.11
Other Interest-Earning Assets	6,064	0.48	6,345	0.49
Other Noninterest-Earning Assets	95,048	7.57	104,814	8.04
Total	$1,256,011	100.00%	$1,303,542	100.00%

Deposits continue to be the Company’s primary source of funding.  Over the comparable periods, the relative mix of deposits continues to be high in interest-bearing deposits.  Average interest-bearing deposits totaled 90.62 percent of total average deposits in three months ended March 31, 2011 compared to 92.22 percent in the same period a year ago.

The Company primarily invests funds in loans and securities.  Loans continue to be the largest component of the Company’s mix of invested assets.  Total loans were $783 million at March 31, 2011, down 3.72 percent, compared to loans of $813 million at December 31, 2010.  See additional discussion regarding the Company’s loan portfolio in the section captioned “Loans” included elsewhere in this discussion.  The majority of funds provided by deposit growth have been invested in investment securities.

Loans

The following table presents the composition of the Company’s loan portfolio as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010

Commercial, Financial and Agricultural	$62,296	$63,772
Real Estate
Construction	76,825	76,682
Mortgage, Farmland	48,790	52,778
Mortgage, Other	548,419	570,350
Consumer	32,682	33,564
Other	13,969	16,104
	782,981	813,250
Unearned Interest and Fees	(61)	(61)
Allowance for Loan Losses	(22,470)	(28,280)

Loans	$760,450	$784,909

Part I (Continued)
Item 2 (Continued)

The following table presents total loans as of March 31, 2011 according to maturity distribution and/or repricing opportunity on adjustable rate loans:

Maturity and Repricing Opportunity	($ in Thousands)

One Year or Less	$500,742
After One Year through Three Years	247,641
After Three Years through Five Years	24,351
Over Five Years	10,247
$782,981

Overview. Loans totaled $783.0 million at March 31, 2011, down 3.72 percent from December 31, 2010 loans of $813.3 million.  The majority of the Company’s loan portfolio is comprised of the real estate loans-other, real estate construction and commercial, financial and agricultural.  Real estate-other, which is primarily 1-4 family residential properties and nonfarm nonresidential properties, made up 70.04 percent and 70.13 percent of total loans, real estate construction made up 9.81 percent and 9.43 percent, while commercial, financial, and agricultural based loans made up 7.96 percent and 7.84 percent of total loans at March 31, 2011 and December 31, 2010, respectively.

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

Commercial, Financial and Agricultural.  Commercial, financial and agricultural loans at March 31, 2011 decreased 2.31 percent from December31, 2010 to $62.3 million. The Company’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Company’s loan policy guidelines.

Part I (Continued)
Item 2 (Continued)

Collateral Concentrations.  Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions.  The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk, particularly with the current economic downturn in the real estate market.  At March 31, 2011, approximately 86 percent of the Company’s loan portfolio was concentrated in loans secured by real estate.  A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector.  The continued downturn of the housing and real estate market that began in 2007 has resulted in an increase of problem loans secured by real estate.  These loans are centered primarily in the Company’s larger MSA markets.  Declining collateral real estate values that secure land development, construction and speculative real estate loans in the Company’s larger MSA markets have resulted in high loan loss provisions in 2011.  In addition, a large portion of the Company’s foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions.  Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.

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

	March 31, 2011			December 31, 2010

		Period End Balances			Period End Balances
	Number of			Number of

	Relationships	Committed	Outstanding	Relationships	Committed	Outstanding

Large Credit Relationships:
$10 million and greater	1	$15,025	$15,025	1	$15,025	$15,025
$5 million to $9.9 million	6	$39,712	$39,712	7	$46,794	$45,588

Maturities and Sensitivities of Loans to Changes in Interest Rates.The following table presents the maturity distribution of the Company’s loans at March 31, 2011.  The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate.

	Due in One Year or Less	After One, but Within Three Years	After Three, but Within Five Years	After Five Years	Total

Loans with fixed interest rates	$282,591	$246,231	$22,693	$9,797	$561,312
Loans with floating interest rates	218,151	1,410	1,658	450	221,669

Total	$500,742	$247,641	$24,351	$10,247	$782,981

The Company may renew loans at maturity when requested by a customer whose financial strength appears to support such renewal or when such renewal appears to be in the Company’s best interest. In such instances, the Company generally requires payment of accrued interest and may adjust the rate of interest, require a principal reduction or modify other terms of the loan at the time of renewal.

Part I (Continued)
Item 2 (Continued)

Non-Performing Assets and Potential Problem Loans

Non-performing assets and accruing past due loans as of March 31, 2011, December 31, 2010 and March 31, 2010 were as follows:

	March 31, 2011	December 31, 2010	March 31, 2010

Loans Accounted for on Nonaccrual	$29,792	$28,902	$34,718
Loans Past Due 90 Days or More	--	19	27
Other Real Estate Foreclosed	21,094	20,208	18,846
Securities Accounted for on Nonaccrual	132	132	132
Total Nonperforming Assets	$51,018	$49,261	$53,723

Nonperforming Assets as a Percentage of:
Total Loans and Foreclosed Assets	6.35%	5.91%	5.94%
Total Assets	4.10%	3.86%	4.13%
Supplemental Data:
Trouble Debt Restructured Loans In Compliance with Modified Terms	17,247	26,556	10,839
Trouble Debt Restructured Loans Past Due 30-89 Days	1,126	1,048	--
Accruing Past Due Loans:
30-89 Days Past Due	$15,151	$19,740	$10,073
90 or More Days Past Due	--	19	27
Total Accruing Past Due Loans	$15,151	$19,759	$10,100

Non-performing assets include non-accrual loans, loans past due 90 days or more, foreclosed real estate and nonaccrual securities.   Non-performing assets at March 31, 2011 increased 3.57 percent from December 31, 2010.

Generally, loans are placed on non-accrual status if principal or interest payments become 90days past due and/or management deems the collectibility of the principal and/or interest to be in question, as well as when required by regulatory requirements. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90days or more past due. For consumer loans, collectibility and loss are generally determined before the loan reaches 90days past due. Accordingly, losses on consumer loans are recorded at the time they are determined. Consumer loans that are 90days or more past due are generally either in liquidation/payment status or bankruptcy awaiting confirmation of a plan. Once interest accruals are discontinued, accrued but uncollected interest is charged to current year operations. Subsequent receipts on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Classification of a loan as non-accrual does not preclude the ultimate collection of loan principal or interest.

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

Historical valuation allowances are calculated from loss factors applied to loans with similar risk characteristics.  The loss factors are based on loss ratios for groups of loans with similar risk characteristics.  The loss ratios are derived from the proportional relationship between actual loan losses and the total population of loans in the risk category.  The historical loss ratios are periodically updated based on actual charge-off experience.  The Company’s groups of similar loans include similarly risk-graded groups of loans not reviewed for individual impairment.  In addition, the Company has also segmented its’ real estate portfolio into thirteen separate categories and captured loan loss experience for each category.  Most of the company’s charge-offs the past three years have been real estate dependent loans and we believe this segmentation provides more accuracy in determining allowance for loan loss adequacy.  During fourth quarter 2009, the Company changed the methodology in calculating its loan loss reserve.  Previously the look back period for charge-off experience was the average of the charge-offs for the prior five years, however due to the current housing and real estate downturn, management deemed prudent to lower the look back period for charge-off experience to a one year look back.  This change resulted in an approximate $12 million dollar addition to the loan loss reserve during fourth quarter 2009.  We maintained the same methodology for 2011.

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

	March 31, 2011		December 31, 2010

	Reserve	% *	Reserve	% *
Commercial, Financial and Agricultural	$3,183	8%	$5,113	8%
Real Estate – Construction	5,838	10%	4,646	9%
Real Estate – Farmland	701	6%	944	7%
Real Estate – Other	10,275	70%	13,972	70%
Loans to Individuals	2,271	4%	3,074	4%
All Other Loans	202	2%	531	2%
Total	$22,470	100%	$28,280	100%

*	Loan balance in each category expressed as a percentage of total end of period loans.

Activity in the allowance for loan losses is presented in the following table. There were no charge-offs or recoveries related to foreign loans during any of the periods presented.

Part I (Continued)
Item 2 (Continued)

The following table presents an analysis of the Company’s loan loss experience for the periods indicated.

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2011	March 31, 2010

Allowance for Loan Losses at Beginning of Quarter	$28,280	$31,401

Charge-Off
Commercial, Financial and Agricultural	662	235
Real Estate – Construction & Land Development	2,110	1,531
Real Estate – Residential	741	1,836
Real Estate – Nonfarm Residential	3,887	1,257
Consumer	68	183
All Other	66	189
	7,534	5,231
Recoveries
Commercial, Financial and Agricultural	19	20
Real Estate – Construction & Land Development	18	1
Real Estate – Residential	29	136
Real Estate – Nonfarm Residential	95	57
Consumer	58	56
All Other	5	6
	224	276

Net Charge-Offs	7,310	4,955

Provision for Loan Losses	1,500	3,250

Allowance for Loan Losses at End of Quarter	$22,470	$29,696

Ratio of Net Charge-Offs to Average Loans	0.92%	0.55%

The allowance for loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The provision for loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for loan losses decreased $1.75 million from $3.25 million in three months ended March 31, 2010 to $1.50 million in three months ended March 31, 2011.  The provision for loan losses charged to earnings was based upon management’s judgment of the amount necessary to maintain the allowance at an adequate level to absorb losses inherent in the loan portfolio at quarter-end.  The amount each period is dependent upon many factors, including changes in the risk ratings of the loan portfolio, net charge-offs, past due ratios, the value of collateral, and other environmental factors that include portfolio loan quality indicators; portfolio growth and composition of commercial real estate and concentrations; portfolio policies, procedures, underwriting standards, loss recognition, collection and recovery practices; local economic business conditions; and the experience, ability, and depth of lending management and staff.  Of significance to changes in the allowance during the first quarter 2011 was the provision of $1.50 million and net charge-offs of $7.31 million.  Charge-offs consisted of five construction and land development totaling $2.30 million, one multifamily totaling $595 thousand, one agricultural totaling $454 thousand and nine nonfarm properties totaling $3.85 million.  The remainder of the charge-offs were made up of several small loans, most of which were real estate dependent loans.  The large charge-offs were attributable to significant declines in collateral value based upon current real estate values.  Charge-offs for first quarter 2010 totaled $5.23 million.  Charge-offs largely consisted of two multifamily residential property loans totaling $0.48 million, two 1-4 family residential loan totaling $0.78 million, two construction and land development totaling $1.11 million, and two nonfarm properties totaling $0.96 million.  The remainder of the charge-offs were made up of several small loans, most of which were real estate dependent loans.  All of the large charge-offs were attributable to significant declines in collateral value based upon current real estate values.

Part I (Continued)
Item 2 (Continued)

Provisions continue to be higher than normal primarily due to the elevated risk of residential real estate and land development loans that began during 2007 with the housing and real estate downturn.  Nonperforming assets as a percentage of total loans and foreclosed assets increased to 6.35 percent at March 31, 2011 compared to 5.91 percent at December 31, 2010 and 5.94 percent at March 31, 2010.  Total nonperforming assets at March 31, 2011 were $51.0 million, of which $21.1 million were construction, land development and other land loans; $4.8 million were 1-4 family residential properties; $2.2 million were multifamily residential properties; $20.6 million were nonfarm nonresidential properties; $1.3 million were farmland properties; and the remainder of nonperforming assets totaling $1.0 million were commercial and consumer loans.  All of the classified loans greater than $50 thousand, including the nonperforming loans, are reviewed throughout the quarter for impairment review.  Total nonperforming assets at December 31, 2010 were $49.3 million, of which $22.0 million were construction, land development and other land loans; $5.0 million were 1-4 family residential properties; $0.3 million were multifamily residential properties; $18.9 million were nonfarm nonresidential properties; $2.0 million were farmland properties; and the remainder of nonperforming assets totaling $1.1 million were commercial and consumer loans.  Total nonperforming assets at March 31, 2010 were $53.7 million, of which $27.5 million were construction, land development and other land loans; $1.2 million were farmland; $7.3 million were 1-4 family residential properties; $3.6 million were multifamily properties; $13.1 million were nonfarm nonresidential properties; and the remainder of nonperforming assets totaling $1.0 million were commercial and consumer loans.  The allowance for loan losses of $22.47 million at March 31, 2011 was 2.87 percent of total loans which compares to $28.3 million at December 31, 2010, or 3.48 percent of total loans and to $29.7 million at March 31, 2010, or 3.35 percent.  Unusually high levels of loan loss provision have been required as Company management addresses asset quality deterioration.  While the nonperforming loans as a percentage of total loans was 3.80 percent, 3.56 percent, 3.92 percent, respectively as of March 31, 2011, December 31, 2010 and March 31, 2010, the Company’s allowance for loan losses as a percentage of nonperforming loans was 75.42 percent, 97.78 percent, 85.47 percent, respectively as of March 31, 2011, December 31, 2010 and March 31, 2010.  We continue to identify new problem loans, though at a slower pace than in previous quarters.

While the allowance for loan losses decreased from $28.3 million, or 3.48 percent of total loans at December 31, 2010 to $22.47 million, or 2.87 percent of total loans at March 31, 2011, the Company also reflected a slight increase in nonperforming loans from $28.9 million at December 31, 2010 to $29.8 million at March 31, 2011 and a reduction in special mention and substandard loans from $143.2 million at December 31, 2010 to $123.8 million at March 31, 2011.  The allowance for loan losses is inherently judgmental, nevertheless the Company’s methodology is consistently applied based on standards for current accounting by creditors for impairment of a loan and allowance allocations determined in accordance with accounting for contingencies.  Loans individually selected for impairment review consist of all loans classified substandard that are $50 thousand and over.  The remaining portfolio is analyzed based on historical loss data.  Loans selected for individual review where no individual impairment amount is identified do not receive any contribution to the allowance for loan losses based on historical data.  Historical loss rates are updated annually to provide the annual loss rate which is applied to the appropriate portfolio grades.  In addition, the Company has also segmented its real estate portfolio into thirteen separate categories and captured loan loss experience for each category.  Most of the company’s charge-offs the past two years have been real estate dependent loans and we believe this segmentation provides more accuracy in determining allowance for loan loss adequacy.  During fourth quarter 2009, the company changed its methodology for the look back period for determination of charge-off experience.  Previously, the Company utilized the average of the charge-off experience for the preceding five years, but changed to a one year look back.  The current methodology has resulted in significant loan loss provisions, but was considered prudent by management to adhere to guidance by regulatory authorities to lower the look back period in light of current economic conditions.  In addition, environmental factors as discussed earlier are evaluated for any adjustments needed to the allowance for loan losses determination produced by individual loan impairment analysis and remaining portfolio segmentation analysis.  The allowance for loan losses determination is based on reviews throughout the year and an environmental analysis at year end.

As part of our monitoring and evaluation of collateral values for nonperforming and problem loans in determining adequate allowance for loan losses, regional credit officers along with lending officers submit quarterly problem loan reports for loans greater than $50 thousand in which impairment is identified.  This process typically determines collateral shortfall based upon local market real estate value estimates should the collateral be liquidated.  Once the loan is deemed uncollectible, it is transferred to our problem loan department for workout, foreclosure and/or liquidation.  The problem loan department gets a current appraisal on the property in order to record a fair market value (less selling expenses) when the property is foreclosed on and moved into other real estate.  Trends the past several quarters reflect a decrease in collateral values from two to three years ago on improved properties of fifteen to twenty five percent and on land development and land loans of thirty to fifty percent.  The significant reduction in collateral values on nonperforming assets has resulted in the increased loan loss provisions and charge-offs during this quarter.

Net charge-offs in three months ended March 31, 2011 increased $2.36 million compared to the same period a year ago.  Net charge-offs of 0.92 percent for first quarter 2011 annualizes to 3.68 percent.  We do not expect actual net charge-offs for 2011 to reach that annualized level.  Net charge-offs were fairly consistent during 2007, 2006 and 2005; however, the net charge-offs increased significantly beginning in 2008 primarily from the write-down of nonperforming credits to appraised values.  We anticipate an elevated amount of charge-offs in 2011 as problem credits run through the collection process to resolution.

Part I (Continued)
Item 2 (Continued)

The allowance for loan losses is $5.8 million less than the prior quarter end, after factoring in net-charge offs, additional provisions, and the normal determination for an adequate funding level, management believes the level of the allowance for loan losses was adequate as of March 31, 2011.  Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

Investment Portfolio

The following table presents carrying values of investment securities held by the Company as of March 31, 2011 and December 31, 2010.

($ in thousands)	March 31, 2011	December 31, 2010

State, County and Municipal	$3,345	$3,304
Corporate Obligations	2,028	1,987
Asset-Backed Securities	132	132

Investment Securities	5,505	5,423
Mortgage-Backed Securities	286,748	298,463
Total Investment Securities and
Mortgage Backed Securities	$292,253	$303,886

The following table represents maturities and weighted-average yields of investment securities held by the Company as of March 31, 2011.  (Mortgage backed securities are based on the average life at the projected speed, while Agencies, State and Political subdivisions  and Corporates reflect anticipated calls being exercised.)

	Within 1 Year		After 1 Year But Within 5 Years		After 5 Years But Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Mortgage-Backed Securities	$14,124	1.71%	$213,384	2.47%	$39,354	2.78%	$19,886	3.71%

State, County, and Municipal	1,063	4.09	1,228	3.11	1,054	3.46	---	---

Corporate Obligations	---	---	---	---	1,092	5.67	936	3.54

Asset-Backed Securities	---	---	---	---	---	---	132	0.00

Total Investment Portfolio	$15,187	1.88%	$214,612	2.47%	$41,500	2.87%	$20,954	3.62%

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

At March 31, 2011, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10 percent of the Company’s shareholders’ equity.

The average yield of the securities portfolio was 2.51 percent in three months ended March 31, 2011 compared to 2.72 percent in the same period a year ago. The decrease in the average yield over the comparable periods primarily resulted from reinvestment of proceeds from the sale of mortgage-backed securities and paydown on securities into lower yielding securities.

Part I (Continued)
Item 2 (Continued)

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the three month periods ended March 31, 2011 and March 31, 2010.

	March 31, 2011		March 31, 2010
	Average	Average	Average	Average
($ in thousands)	Amount	Rate	Amount	Rate

Noninterest-Bearing Demand Deposits	$97,739		$82,271
Interest-Bearing Demand and Savings Deposits	269,891	0.48%	253,931	0.71%
Time Deposits	673,969	1.97%	720,884	2.21%

Total Deposits	$1,041,599	1.40%	$1,057,086	1.68%

The following table presents the maturities of the Company's time deposits as of March 31, 2011.

	Time	Time
	Deposits	Deposits
	$100,000	Less Than
($ in thousands)	or Greater	$100,000	Total

Months to Maturity
3 or Less	$50,971	$48,461	$99,432
Over 3 through 12 Months	166,088	213,073	379,161
Over 12 Months through 36 Months	70,612	100,910	171,522
Over 36 Months	4,070	7,588	11,658

	$291,741	$370,032	$661,773

Average deposits decreased $15.49 million to $1.04 billion at March 31, 2011 from $1.06 billion at March 31, 2010.  The decrease included a decrease of $46.9 million, or 6.5 percent, related to time deposits.  Accordingly the ratio of average noninterest-bearing deposits to total average deposits was 9.38 percent for three months ended March 31, 2011 compared to 7.78 percent for three months ended March 31, 2010.  The general decrease in market rates, had the effect of (i) decreasing the average cost of total deposits by 28 basis points in three months ended March 31, 2011 compared to the same period a year ago; and (ii) mitigating a portion of the impact of decreasing yields on earning assets.

Total average interest-bearing deposits decreased $31.0 million, or 3.18 percent in three months ended March 31, 2011 compared to the same period a year ago.  The decrease in average deposits at March 31, 2011 compared to March 31, 2010 was primarily in time deposits.

The Company supplements deposit sources with brokered deposits.  As of March 31, 2011, the Company had $37.69 million, or 3.66 percent of total deposits, in brokered certificates of deposit attracted by external third parties.

Part I (Continued)
Item 2 (Continued)

Off-Balance-Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of March 31, 2011.  Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payments Due by Period

			More than 1	3 Years or
			Year but Less	More but Less	5 Years or
	1 Year or Less		Than 3 Years	Than 5 Years	More	Total
Contractual obligations:
Subordinated debentures	$	----	$ ----	$ ----	$24,229	$24,229
Federal Funds purchased and repurchase agreements		20,000	----	----	----	20,000
Secured Borrowings		981	----	----	----	981
Federal Home Loan Bank advances		13,500	27,500	----	30,000	71,000
Operating leases		129	190	----	----	319
Deposits with stated maturity dates		478,593	171,522	11,478	180	661,773

		513,203	199,212	11,478	54,409	778,302
Other commitments:
Loan commitments		56,761	----	----	----	56,761
Standby letters of credit		1,444	----	----	----	1,444
Standby letter of credit issued by Federal Home Loan Bank for Bank		60	----	----	----	60

		58,265	----	----	----	58,265
Total contractual obligations and Other commitments		$571,468	$199,212	$11,478	$54,409	$836,567

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

Loan Commitments. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for possible loan losses. Loan commitments outstanding at March 31, 2011 are included in the table above.

Standby Letters of Credit.  Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. The Company’s policies generally require that standby letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit outstanding at March 31, 2011 are included in the table above.

Capital and Liquidity

At March 31, 2011, stockholders’ equity totaled $92.9 million compared to $93.0 million at December 31, 2010. In addition to net income of $1.06 million, other significant changes in stockholders’ equity during three months ended March 31, 2011 included $350 thousand of dividends declared and an increase of $11 thousand resulting from the amortization of the stock grant plan.  The accumulated other comprehensive income (loss) component of stockholders’ equity totaled $(1.42) million at March 31, 2011 compared to $(600) thousand at December 31, 2010. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale. Under regulatory requirements, the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. Tier 1 capital consists of common stock and qualifying preferred stockholders’ equity less goodwill.  Tier 2 capital consists of certain convertible, subordinated and other qualifying debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets.  The Company has no Tier 2 capital other than the allowance for loan losses and gain on marketable equity securities.

Part I (Continued)
Item 2 (Continued)

Using the capital requirements presently in effect, the Tier 1 ratio as of March 31, 2011 was 14.12 percent and total Tier 1 and 2 risk-based capital was 15.39 percent.  Both of these measures compare favorably with the regulatory minimum to be adequately capitalized  of 4 percent for Tier 1 and 8 percent for total risk-based capital.  The Company’s Tier 1 leverage ratio as of March 31, 2011 was 8.63 percent, which exceeds the required ratio standard of 4 percent.

The Company suspended cash dividends beginning in the third quarter of 2009 and has not reinstated dividend payments.

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

The investment portfolio provides a ready means to raise cash if liquidity needs arise.  As of March 31, 2011, the Company held $292.2 million in bonds (excluding FHLB stock), at current market value in the available for sale portfolio.  At December 31, 2010, the available for sale bond portfolio totaled $303.8 million.  Only marketable investment grade bonds are purchased.  Although most of the banks’ bond portfolios are encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for a sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it primarily determines the Company’s liquidity posture.  Colony had ratios of loans to deposits of 75.9 percent as of March 31, 2011 and 76.8 percent at December 31, 2010.  Management employs alternative funding sources when deposit balances will not meet loan demands.  The ratios of loans to all funding sources (excluding Subordinated Debentures) at March 31, 2011 and December 31, 2010 were 69.7 percent and 70.5 percent, respectively.  Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources.  The stability of the banks’ core deposit base is an important factor in Colony’s liquidity position.  A heavy percentage of the deposit base is comprised of accounts of individuals and small business with comprehensive banking relationships and limited volatility.  At March 31, 2011 and December 31, 2010, Colony had $291.7 million and $298.0 million in certificates of deposit of $100,000 or more.  These larger deposits represented 28.3 percent and 28.1 percent of respective total deposits.  Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed.  Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

As of March 31, 2011, the Company had $37.69 million, or 3.66 percent of total deposits, in brokered certificates of deposit attracted by external third parties.  Additionally, Colony uses external wholesale or Internet services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed.  As of March 31, 2011, the Company had $52.1 million, or 5.05 percent of total deposits in internet deposits.

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

Part I (Continued)
Item 2 (Continued)

Return on Assets and Stockholders’ Equity

The following table presents selected financial ratios for each of the periods indicated.

	Three Months Ended
	March 31, 2011
	2011	2010

Return on Average Assets (1)	0.22%	0.10%

Return on Average Total Equity (1)	3.05%	1.48%

Average Total Equity to Average Assets	7.37%	6.93%

(1) Computed using annualized net income available to common shareholders.

Future Outlook

During the past three years, the financial services industry experienced tremendous adversities as a result of the collapse of the real estate markets across the country.  Colony, like most banking companies, has been affected by these economic challenges that started with a rapid stall of real estate sales and development throughout the country.  Focus during 2011 will be directed toward addressing and bringing resolution to problem assets.

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

Regulatory Action

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

The Bank has also agreed to have and maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as follows:  Tier 1 capital to total average assets of 8% and total risk-based capital to total risk-weighted assets of 10%.  At March 31, 2011, the Bank’s capital ratios were 8.39% and 14.99%, respectively.

Part I (Continued)
Item 2 (Continued)

General

Colony Bankcorp, Inc. (the “Company” or “Colony”) is a Georgia business corporation which was incorporated on November 8, 1982.  The Company was organized for the purpose of operating as a bank holding company under the Federal Bank Holding Company Act of 1956, as amended, and the bank holding company laws of Georgia (Georgia Laws 1976, p. 168, et. seq.).  On July 22, 1983, the Company, after obtaining the requisite regulatory approvals, acquired 100 percent of the issued and outstanding common stock of Colony Bank (formerly Colony Bank of Fitzgerald and The Bank of Fitzgerald), Fitzgerald, Georgia, through the merger of the Bank with a subsidiary of the Company which was created for the purpose of organizing the Bank into a one-bank holding company.  Since that time, Colony Bank has operated as a wholly-owned subsidiary of the Company.  Our business is conducted primarily through our wholly-owned subsidiary, which provides a broad range of banking services to its retail and commercial customers.  The company headquarters are located at 115 South Grant Street, Fitzgerald, Georgia 31750, its telephone number is 229-426-6000 and its Internet address is http://www.colonybank.com.  We operate twenty-nine domestic banking offices and one mortgage company office and at March 31, 2011, we had approximately $1.24 billion in total assets, $760.5 million in total loans, $1.03 billion in total deposits and $92.9 million in stockholder’s equity.  Deposits are insured, up to applicable limits, by the Federal Deposit Insurance Corporation.

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

Part I (Continued)
Item 2 (Continued)

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

Part I (Continued)
Item 2 (Continued)

On August 1, 2008, the Company effected a merger of its seven banking subsidiaries and its one nonbank subsidiary into one surviving bank subsidiary, Colony Bank (formerly Colony Bank of Fitzgerald).

On April 2, 1998, the Company was listed on Nasdaq Global Market.  The Company’s common stock trades on the Nasdaq Stock Market under the symbol “CBAN”.  The Company presently has approximately 2,148 shareholders as of March 31, 2011.  “The Nasdaq Stock Market” or “Nasdaq” is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting and order execution systems.  This market also provides specialized automation services for screen-based negotiations of transactions, on-line comparison of transactions, and a range of informational services tailored to the needs of the securities industry, investors and issuers.  The Nasdaq Stock Market is operated by The Nasdaq Stock Market, Inc., a wholly-owned subsidiary of the National Association of Securities Dealers, Inc.

Part I (Continued)
Item 3

Item 3 - Quantitative and Qualitative Disclosures About Market Risk
AVERAGE BALANCE SHEETS	Three Months Ended			Three Months Ended
	March 31, 2011			March 31, 2010
	Average	Income/	Yields/	Average	Income/	Yields/
($ in thousands)	Balances	Expense	Rates	Balances	Expense	Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Interest and fees
Taxable (1)	$794,563	$11,596	5.84%	$908,610	$13,466	5.93%
Investment Securities
Taxable	301,113	1,869	2.48%	258,206	1,734	2.69%
Tax-Exempt (2)	3,116	40	5.13%	2,301	34	5.91%
Total Investment Securities	304,229	1,909	2.51%	260,507	1,768	2.72%
Interest-Bearing Deposits	29,382	12	0.16%	14,500	3	0.11%
Federal Funds Sold	54,786	34	0.25%	41,419	26	0.25%
Interest-Bearing Other Assets	6,064	18	1.19%	6,345	4	0.19%
Total Interest-Earning Assets	1,189,024	$13,569	4.56%	1,231,381	$15,267	4.96%
Non-interest-Earning Assets
Cash and Cash Equivalents	21,400			21,185
Allowance for Loan Losses	(28,061)			(32,653)
Other Assets	73,648			83,629
Total Noninterest-Earning Assets	66,987			72,161
Total Assets	$1,256,011			$1,303,542
Liabilities and Stockholders' Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$269,891	$327	0.48%	$253,931	$453	0.71%
Other Time	673,969	3,327	1.97%	720,884	3,987	2.21%
Total Interest-Bearing Deposits	943,860	3,654	1.55%	974,815	4,440	1.82%
Other Interest-Bearing Liabilities
Other Borrowed Money	73,461	763	4.15%	94,003	797	3.39%
Subordinated Debentures	24,229	125	2.06%	24,229	121	2.00%
Federal Funds Purchased and Repurchase Agreements	20,000	167	3.34%	33,397	186	2.23%
Total Other Interest-Bearing Liabilities	117,690	1,055	3.59%	151,629	1,104	2.91%
Total Interest-Bearing Liabilities	1,061,550	$4,709	1.77%	1,126,444	$5,544	1.97%
Noninterest-Bearing Liabilities and
Stockholders' Equity
Demand Deposits	97,739			82,271
Other Liabilities	4,128			4,492
Stockholders' Equity	92,594			90,335
Total Noninterest-Bearing Liabilities and Stockholders' Equity	194,461			177,098
Total Liabilities and Stockholders' Equity	$1,256,011			$1,303,542

Interest Rate Spread			2.79%			2.99%
Net Interest Income		$8,860			$9,723
Net Interest Margin			2.98%			3.16%

(1)
The average balance of loans includes the average balance of nonaccrual loans.  Income on such loans is recognized and recorded on the cash basis.  Taxable equivalent adjustments totaling $28 and $34 for three month periods ended March 31, 2011 and 2010, respectively, are included in tax-exempt interest on loans.

(2)
Taxable-equivalent adjustments totaling $14 and $11 for three month periods ended March 31, 2011 and 2010, respectively, are included in tax-exempt interest on investment securities.  The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

Part I (Continued)
Item 3 (Continued)

Colony Bankcorp, Inc. and Subsidiary
Interest Rate Sensitivity

The following table is an analysis of the Company’s interest rate-sensitivity position at March 31, 2011.  The interest-bearing rate-sensitivity gap, which is the difference between interest-earning assets and interest-bearing liabilities by repricing period, is based upon maturity or first repricing opportunity, along with a cumulative interest rate-sensitivity gap.  It is important to note that the table indicates a position at a specific point in time and may not be reflective of positions at other times during the year or in subsequent periods.  Major changes in the gap position can be, and are, made promptly as market outlooks change.

	Assets and Liabilities Repricing Within

	3 Months	4 to 12		1 to 5	Over 5
	or Less	Months	1 Year	Years	Years	Total
($ in Thousands)

EARNING ASSETS:
Interest-Bearing Deposits	$14,736	$ ---	$14,736	$ ---	---	$14,736
Federal Funds Sold	70,896	---	70,896	---	---	70,896
Investment Securities	5,403	6,958	12,361	207,305	72,587	292,253
Loans, Net of Unearned Income	322,561	178,151	500,712	271,961	10,247	782,920
Other Interest-Bearing Assets	6,063	---	6,063	---	---	6,063
Securities Purchased Under Agreements to Resell	5,000	---	5,000	---	---	5,000

Total Interest-Earning Assets	424,659	185,109	609,768	479,266	82,834	1,171,868

INTEREST-BEARING LIABILITIES:
Interest-Bearing Demand Deposits (1)	233,299	---	233,299	---	---	233,299
Savings (1)	41,032	---	41,032	---	---	41,032
Time Deposits	99,432	379,161	478,593	183,000	180	661,773
Other Borrowings (2)	981	13,500	14,481	27,500	30,000	71,981
Subordinated Debentures	24,229	---	24,229	---	---	24,229
Repurchase Agreements	20,000	---	20,000	---	---	20,000

Total Interest-Bearing Liabilities	418,973	392,661	811,634	210,500	30,180	1,052,314

Interest Rate-Sensitivity Gap	5,686	(207,552)	(201,866)	268,766	52,654	119,554

Cumulative Interest-Sensitivity Gap	5,686	(201,866)	(201,866)	66,900	119,554

Interest Rate-Sensivitiy Gap as a Percentage of Interest-Earning Assets	0.48%	(17.71)%	(17.23)%	22.94%	4.49%

Cumulative Interest Rate-Sensitivity as as a Percentage of Interest-Earning Assets	0.48%	(17.23)%	(17.23)%	5.71%	10.20%

(1)  Interest-bearing Demand and Savings Accounts for repricing purposes are considered to reprice within 3 months or less.
(2)  Short-term borrowings for repricing purposes are considered to reprice within 3 months or less.

Part I (Continued)
Item 3 (Continued)

The foregoing table indicates that we had a one year negative gap of ($202) million, or (17.23) percent of total assets at March 31, 2011.  In theory, this would indicate that at March 31, 2011, $202 million more in liabilities than assets would reprice if there were a change in interest rates over the next 365 days.  Thus, if interest rates were to increase, the gap would indicate a resulting decrease in net interest margin.  However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity.  In addition, the interest rate spread between an asset and our supporting liability can vary significantly while the timing of repricing of both the assets and our supporting liability can remain the same, thus impacting net interest income.  This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposits.

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

During the quarter ended March 31, 2011, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

/s/ Al D. Ross
Date: May 13, 2011	Al D. Ross,
President and Chief Executive Officer

/s/ Terry L. Hester
Date: May 13, 2011	Terry L. Hester, Executive Vice President and
Chief Financial Officer