Form 10-Q
period 2011-06-30
COLONY BANKCORP INC
filed 2011-08-12
CIK 711669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 30, 2011	COMMISSION FILE NUMBER 0-12436

COLONY BANKCORP, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

GEORGIA	58-1492391
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

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

YES    ☐                NO ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, A NON-ACCELERATED FILER OR A SMALLER REPORTING COMPANY.   SEE DEFINITIONS OF “ACCELERATED FILER”, “LARGE ACCELERATED FILER” AND “SMALLER REPORTING COMPANY” IN RULE 12b-2 OF THE EXCHANGE ACT.

LARGE ACCELERATED FILER ☐	ACCELERATED FILER☐
NON-ACCELERATED FILER ☐	SMALLER REPORTING COMPANY ☒
(DO NOT CHECK IF A SMALLER REPORTING COMPANY)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).

YES  ☐                   NO    ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS	OUTSTANDING AT AUGUST 12,2011
COMMON STOCK, $1 PAR VALUE	8,442,658

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

PART 1.   FINANCIAL INFORMATION
ITEM 1

FINANCIAL STATEMENTS

THE FOLLOWING FINANCIAL STATEMENTS ARE PROVIDED FOR COLONY BANKCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY BANK, COLONY BANK

A.	CONSOLIDATED BALANCE SHEETS – JUNE 30, 2011 AND DECEMBER 31, 2010.

B.	CONSOLIDATED STATEMENTS OF INCOME – FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010 AND FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010.

C.	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – FOR THE THREE MONTHSENDED JUNE 30, 2011 AND 2010 AND FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010.

D.	CONSOLIDATED STATEMENTS OF CASH FLOWS – FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010.

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING SOLELY OF NORMAL RECURRING ADJUSTMENTS) NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2011 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

Part I (Continued)
Item 1  (Continued)
COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2011 AND DECEMBER 31, 2010
(DOLLARS IN THOUSANDS)

	June 30, 2011	December 31, 2010
ASSETS	(Unaudited)	(Audited)

Cash and Cash Equivalents
Cash and Due from Banks	$16,506	$16,613
Federal Funds Sold	10,000	32,536
Securities Purchased Under Agreement to Resell	5,000	5,000
	31,506	54,149
Interest-Bearing Deposits	28,624	50,727
Investment Securities
Available for Sale, at Fair Value	314,713	303,838
Held to Maturity, at Cost (Fair Value of $46 and $53, as of June 30, 2011 and December 31, 2010, Respectively)	47	48
	314,760	303,886

Federal Home Loan Bank Stock, at Cost	5,735	6,063
Loans	759,110	813,250
Allowance for Loan Losses	(15,394)	(28,280)
Unearned Interest and Fees	(60)	(61)
	743,656	784,909
Premises and Equipment	26,393	27,148
Other Real Estate	20,545	20,208
Other Intangible Assets	277	295
Other Assets	26,077	28,273
Total Assets	$1,197,573	$1,275,658

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest-Bearing	$92,582	$102,959
Interest-Bearing	909,625	956,165
	1,002,207	1,059,124
Borrowed Money
Securities Sold Under Agreements to Repurchase	--	20,000
Subordinated Debentures	24,229	24,229
Other Borrowed Money	71,000	75,076
	95,229	119,305

Other Liabilities	4,545	4,271
Commitments and Contingencies
Stockholders' Equity
Preferred Stock, No Par Value; Authorized 10,000,000 Shares, Issued 28,000 Shares	27,583	27,506
Common Stock, Par Value $1 a Share; Authorized 20,000,000 Shares, Issued 8,442,958 and 8,442,958 Shares as of June 30, 2011 and December 31, 2010, Respectively	8,443	8,443
Paid-In Capital	29,171	29,171
Retained Earnings	29,297	28,479
Restricted Stock - Unearned Compensation	(20)	(41)
Accumulated Other Comprehensive Income (Loss), Net of Tax	1,118	(600)
	95,592	92,958
Total Liabilities and Stockholders' Equity	$1,197,573	$1,275,658

The accompanying notes are an integral part of these statements.

Part I (Continued)
Item 1  (Continued)
COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 2011 AND 2010
AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	6/30/2011	6/30/2010	6/30/2011	6/30/2010
Interest Income
Loans, Including Fees	$11,135	$13,039	$22,703	$26,471
Federal Funds Sold	38	14	72	40
Deposits with Other Banks	8	14	26	17
Investment Securities
U.S. Government Agencies	1,851	1,995	3,694	3,671
State, County and Municipal	29	23	58	48
Corporate Obligations and Asset-Backed Securities	22	34	45	90
Dividends on Other Investments	12	4	24	8
	13,095	15,123	26,622	30,345
Interest Expense
Deposits	3,450	4,430	7,104	8,870
Federal Funds Purchased	171	181	338	367
Borrowed Money	893	916	1,781	1,834
	4,514	5,527	9,223	11,071

Net Interest Income	8,581	9,596	17,399	19,274
Provision for Loan Losses	2,250	3,400	3,750	6,650
Net Interest Income After Provision for Loan Losses	6,331	6,196	13,649	12,624

Noninterest Income
Service Charges on Deposits	800	936	1,556	1,843
Other Service Charges, Commissions and Fees	330	288	645	558
Mortgage Fee Income	42	79	104	140
Securities Gains	736	97	1,132	878
Other	763	619	1,338	1,140
	2,671	2,019	4,775	4,559
Noninterest Expenses
Salaries and Employee Benefits	3,570	3,510	7,139	7,064
Occupancy and Equipment	1,028	1,098	2,044	2,206
Other	3,620	3,088	6,974	6,739
	8,218	7,696	16,157	16,009

Income Before Income Taxes	784	519	2,267	1,174
Income Taxes (Benefits)	245	(2)	672	(31)
Net Income	539	521	1,595	1,205
Preferred Stock Dividends	350	350	700	700
Net Income Available to Common Stockholders	$189	$171	$895	$505
Net Income Per Share of Common Stock
Basic	$0.02	$0.02	$0.11	$0.06
Diluted	$0.02	$0.02	$0.11	$0.06
Cash Dividends Declared Per Share of Common Stock	$0.00	$0.00	$0.00	$0.00
Weighted Average Basic Shares Outstanding	8,441,712	8,443,884	8,440,466	7,849,973
Weighted Average Diluted Shares Outstanding	8,441,712	8,443,884	8,440,466	7,849,973

The accompanying notes are an integral part of these statements.

Part I (Continued)
Item 1 (Continued)
COLONY BANKCORP INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2011 AND 2010
AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	06/30/11	06/30/10	06/30/11	06/30/10

Net Income	$539	$521	$1,595	$1,205

Other Comprehensive Income, Net of Tax
Gains on Securities Arising During the Year	3,019	3,113	2,465	3,815
Reclassification Adjustment	(486)	(63)	(747)	(579)

Change in Net Unrealized Gains on Securities Available for Sale, Net of Reclassification Adjustment and Tax Effect	2,533	3,050	1,718	3,236

Comprehensive Income	$3,072	$3,571	$3,313	$4,441

The accompanying notes are an integral part of these statements.

Part I (Continued)
Item 1  (Continued)
COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,595	$1,205
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	927	1,088
Provision for Loan Losses	3,750	6,650
Securities Gains	(1,132)	(878)
Amortization and Accretion	1,686	1,996
Loss on Sale of Other Real Estate and Repossessions	453	449
Unrealized Loss on Other Real Estate	648	441
(Increase) Decrease in Cash Surrender Value of Life Insurance	(108)	13
Other Prepaids, Deferrals and Accruals, Net	1,587	5,992
Gain on Sale of Equipment	(2)	--
	9,404	16,956
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Investment Securities Available for Sale	(185,192)	(179,428)
Proceeds from Maturities, Calls, and Paydowns of Investment Securities:
Available for Sale	21,924	24,642
Held to Maturity	6	8
Proceeds from Sale of Investment Securities
Available for Sale	154,560	136,572
(Increase) Decrease in Interest-Bearing Deposits in Other Banks	22,103	(10,749)
Decrease in Net Loans to Customers	32,007	58,538
Purchase of Premises and Equipment	(173)	(261)
Proceeds from Sale of Other Real Estate and Repossessions	4,081	4,286
Federal Home Loan Bank Stock	329	--
Proceeds from Sale of Premises and Equipment	2	--
	49,647	33,608
CASH FLOWS FROM FINANCING ACTIVITIES
Noninterest-Bearing Customer Deposits	(10,378)	(6,793)
Interest-Bearing Customer Deposits	(46,540)	(42,428)
Securities Sold Under Agreements to Repurchase	(20,000)	(15,000)
Dividends Paid On Preferred Stock	(700)	(700)
Proceeds from Issuance of Common Stock	--	5,078
Principal Payments on Other Borrowed Money	(4,076)	(20,000)
Proceeds from Other Borrowed Money	--	19,000
Proceeds from Secured Borrowings	--	1,667
	(81,694)	(59,176)

Net Increase in Cash and Cash Equivalents	(22,643)	(8,612)
Cash and Cash Equivalents at Beginning of Period	54,149	42,429
Cash and Cash Equivalents at End of Period	$31,506	$33,817

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

Use of Estimates

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.

Reclassifications

In certain instances, amounts reported in prior years’ consolidated financial statements have been reclassified to conform to statement presentations selected for 2011.   Such reclassifications had no effect on previously reported stockholders’ equity or net income.

Concentrations of Credit Risk

Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions.  The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk, particularly with the current economic downturn in the real estate market.  At June 30, 2011, approximately 86 percent of the Company’s loan portfolio was concentrated in loans secured by real estate.  A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector.  The continued downturn of the housing and real estate market that began in 2007 has resulted in an increase of problem loans secured by real estate.  These loans are centered primarily in the Company’s larger MSA markets.  Declining collateral real estate values that secure land development, construction and speculative real estate loans in the Company’s larger MSA markets have resulted in high loan loss provisions in recent years.  In addition, a large portion of the Company’s foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions.  Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.

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

Investment Securities

The Company classifies its investment securities as trading, available for sale or held to maturity.  Securities that are held principally for resale in the near term are classified as trading.  Trading securities are carried at fair value, with realized and unrealized gains and losses included in noninterest income.  Currently, no securities are classified as trading.  Securities acquired with both the intent and ability to be held to maturity are classified as held to maturity and reported at amortized cost.  All securities not classified as trading or held to maturity are considered available for sale.  Securities available for sale are reported at estimated fair value. Unrealized gains and losses on securities available for sale are excluded from earnings and are reported, net of deferred taxes, in accumulated other comprehensive income (loss), a component of stockholders’ equity.  Gains and losses from sales of securities available for sale are computed using the specific identification method. Securities available for sale includes securities, which may be sold to meet liquidity needs arising from unanticipated deposit and loan fluctuations, changes in regulatory capital requirements, or unforeseen changes in market conditions.

The Company evaluates each held to maturity and available for sale security in a loss position for other-than-temporary impairment (OTTI).  In estimating other-than-temporary impairment losses, management considers such factors as the length of time and the extent to which the market value has been below cost, the financial condition of the issuer and the Company’s intent to sell and whether it is more likely than not that the Company will be required to sell the security before anticipated recovery of the amortized cost basis.  If the Company intends to sell or if it is more likely than not that the Company will be required to sell the security before recovery, the OTTI write-down is recognized in earnings.  If the Company does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing credit loss, which is recognized in earnings and an amount related to all other factors, which is recognized in other comprehensive income (loss).

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

Loans identified as losses by management, internal loan review and/or regulatory agencies are charged off.

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

Intangible Assets

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

Securities Purchased Under Agreement to Resell and Securities Sold Under Agreements to Repurchase

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

Accounting Standards Updates

ASU No. 2010-20, “Receivables (Topic 830) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses.  Disclosures must be disaggregated by portfolio segment, the level at which any entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment.  The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators.  ASU 2010-20 became effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period.  Disclosures that relate to activity during a reporting period became effective for the Company’s financial statements that include periods beginning on or after January 1, 2011.  ASU 2011-01, “Receivables (Topic 310) – Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” temporarily deferred the effective date for disclosures related to troubled debt restructurings to coincide with the effective date of the then proposed ASU 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” which is further discussed below.

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

ASU No. 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.”  ASU 2011-03 is intended to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  ASU 2011-03 removes from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance guidance related to that criterion.  ASU 2011-03 will be effective for the Corporation on January 1, 2012 and is not expected to have a significant impact on the Corporation’s financial statements.

Part I (Continued)
Item 1  (Continued)

(1)  Summary of Significant Accounting Policies (Continued)

Accounting Standards Updates (Continued)

ASU No. 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.”  ASU 2011-05 amends Topic 220, “Comprehensive Income,” to require that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented.  The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated.  ASU 2011-05 is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Corporation’s financial statements.

(2)  Cash and Balances Due from Banks

Components of cash and balances due from banks are as follows as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Cash on Hand and Cash Items	$10,185	$8,898
Noninterest-Bearing Deposits with Other Banks	6,321	7,715
	$16,506	$16,613

The Company is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank based on a percentage of deposits.  Reserve balances totaled $950 and $916 at June 30, 2011 and December 31, 2010.

(3)  Investment Securities

Investment securities as of June 30, 2011 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale:
U.S. Government Agencies Mortgage-Backed	$307,305	$2,514	$(541)	$309,278
State, County & Municipal	3,235	19	(54)	3,200
Corporate Obligations	2,000	118	(15)	2,103
Asset-Backed Securities	479	--	(347)	132
	$313,019	$2,651	$(957)	$314,713
Securities Held to Maturity:
State, County and Municipal	$47	$--	$(1)	$46

The amortized cost and fair value of investment securities as of June 30, 2011, by contractual maturity, are shown hereafter.  Expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due After One Year Through Five Years	$498	$513	$47	$46
Due After Five Years Through Ten Years	2,734	2,802	--	--
Due After Ten Years	2,482	2,120	--	--
	5,714	5,435	47	46

Mortgage-Backed Securities	307,305	309,278	--	--
	$313,019	$314,713	$47	$46

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

Proceeds from the sale of investments available for sale during first six months of 2011 totaled $154,560 compared to $136,572 for the first six months of 2010.  The sale of investments available for sale during 2011 resulted in gross realized gains of $1,133 and gross realized losses of $(1) and the sale of investments available for sale during 2010 resulted in gross realized gain of $878 and losses of $0.

Investment securities having a carry value approximating $146,650 and $123,789 as of June 30, 2011 and December 31, 2010, respectively, were pledged to secure public deposits and for other purposes.

Information pertaining to securities with gross unrealized losses at June 30, 2011 and December 31, 2010 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

June 30, 2011
U.S. Government Agencies Mortgage-Backed	$82,636	$(541)	$--	$--	$82,636	$(541)
State, County and Municipal	2,164	(52)	77	(2)	2,241	(54)
Corporate Obligations	--	--	985	(15)	985	(15)
Asset-Backed Securities	--	--	132	(347)	132	(347)
	$84,800	$(593)	$1,194	$(364)	$85,994	$(957)

December 31, 2010
U.S. Government Agencies Mortgage-Backed	$152,287	$(2,319)	$--	$--	$152,287	$(2,319)
State, County and Municipal	1,777	(27)	--	--	1,777	(27)
Corporate Obligations	--	--	885	(115)	885	(115)
Asset-Backed Securities	--	--	132	(347)	132	(347)
	$154,064	$(2,346)	$1,017	$(462)	$155,081	$(2,808)

Part I (Continued)
Item 1  (Continued)

(3)  Investment Securities (Continued)

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

At June 30, 2011, the debt securities with unrealized losses have depreciated 1.10 percent from the Company’s amortized cost basis.    These unrealized losses relate principally to current interest rates for similar types of securities.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition.  As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

(4) Loans

The following table presents the composition of loans segregated by class of loans, as of June 30, 2011 and December 31, 2010.

	June 30, 2011	December 31, 2010
Commercial and Industrial
Commercial	$48,466	$53,220
Industrial	11,965	10,552

Real Estate
Commercial Construction	68,426	72,309
Residential Construction	4,046	4,373
Commercial	330,192	362,878
Residential	201,119	207,472
Farmland	48,010	52,778

Consumer and Other
Consumer	32,071	33,564
Other	14,815	16,104

Total Loans	$759,110	$813,250

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

Credit Quality Indicators.  As part of the ongoing monitoring of the credit quality of the loan portfolio, management tracks certain credit quality indicators including trends related to (i) the risk grade assigned to commercial and consumer loans, (ii) the level of classified commercial loans, (iii) net charge-offs, (iv) nonperforming loans, and (v) the general economic conditions in the Company’s geographic markets.

Part I (Continued)
Item 1  (Continued)

(4) Loans (Continued)

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

The following table presents the loan portfolio by credit quality indicator (risk grade) as of June 30, 2011 and December 31, 2010.  Those loans with a risk grade of 1, 2, 3 or 4 have been combined in the pass column for presentation purposes.

June 30, 2011
	Pass	Special Mention	Substandard	Total Loans
Commercial and Industrial
Commercial	$45,329	$745	$2,392	$48,466
Industrial	11,548	--	417	11,965

Real Estate
Commercial Construction	30,574	5,573	32,279	68,426
Residential Construction	3,814	232	--	4,046
Commercial	278,941	11,863	39,388	330,192
Residential	181,714	7,288	12,117	201,119
Farmland	46,375	688	947	48,010

Consumer and Other
Consumer	30,920	365	786	32,071
Other	14,541	121	153	14,815

Total Loans	$643,756	$26,875	$88,479	$759,110

Part I (Continued)
Item 1  (Continued)

(4) Loans (Continued)

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

The following table represents an age analysis of past due loans and nonaccrual loans, segregated by class of loans, as of June 30, 2011 and December 31, 2010:

Part I (Continued)
Item 1  (Continued)

(4) Loans (Continued)

June 30, 2011
	Accruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Total Accruing Loans Past Due	Nonaccrual Loans	Current Loans	Total Loans
Commercial and Industrial
Commercial	$374	$--	$374	$309	$47,783	$48,466
Industrial	--	--	--	196	11,769	11,965

Real Estate
Commercial Construction	259	--	259	25,192	42,975	68,426
Residential Construction	--	--	--	--	4,046	4,046
Commercial	3,525	--	3,525	14,386	312,281	330,192
Residential	2,424	--	2,424	4,292	194,403	201,119
Farmland	489	--	489	212	47,309	48,010

Consumer and Other
Consumer	526	--	526	158	31,387	32,071
Other	57	--	57	43	14,715	14,815

Total Loans	$7,654	$--	$7,654	$44,788	$706,668	$759,110

December 31, 2010
	Accruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Total Accruing Loans Past Due	Nonaccrual Loans	Current Loans	Total Loans
Commercial and Industrial
Commercial	$382	$--	$382	$394	$52,444	$53,220
Industrial	101	--	101	175	10,276	10,552

Real Estate
Commercial Construction	1,514	--	1,514	10,182	60,613	72,309
Residential Construction	195	--	195	--	4,178	4,373
Commercial	11,790	--	11,790	13,568	337,520	362,878
Residential	4,268	16	4,284	3,057	200,131	207,472
Farmland	567	--	567	1,157	51,054	52,778

Consumer and Other
Consumer	703	3	706	290	32,568	33,564
Other	219	--	219	79	15,806	16,104

Total Loans	$19,739	$19	$19,758	$28,902	$764,590	$813,250

Nonaccrual loans are loans for which principal and interest are doubtful of collection in accordance with original loan terms and for which accruals of interest have been discontinued due to payment delinquency.  Nonaccrual loans totaled $44,788 and $28,902 as of June 30, 2011 and December 31, 2010, respectively, and total recorded investment in loans past due 90 days or more and still accruing interest approximated $0 and $19, respectively.  During its review of impaired loans, the company determined the majority of its exposures on these loans were known losses.  As a result, the exposures were charged off, reducing the specific allowances on impaired loans.

Part I (Continued)
Item 1  (Continued)

(4) Loans (Continued)

During the first quarter, as a result of recently issued guidance regarding troubled debt restructurings, the Company reviewed its policy for designating loans as impaired.  As a result of this review, the Company identified additional loans which are now included in the impaired loan disclosures that were not previously reported as impaired.  The loans identified were those troubled debt restructurings which were on accrual status.  The inclusion of these accruing troubled debt restructurings in the impaired loan disclosures for June 30, 2011 did not have an impact on the allowance for loan losses.

The following table details impaired loan data as of June 30, 2011:

June 30, 2011
			Average	Interest	Interest
	Impaired	Related	Recorded	Income	Income
	Balance	Allowance	Investment	Recognized	Collected

With No Related Allowance Recorded
Commercial	$373	$--	$282	$7	$14
Agricultural	196	--	254	(28)	--
Commercial Construction	13,485	--	10,642	41	67
Commercial Real Estate	28,744	--	23,436	251	261
Residential Real Estate	4,277	--	3,517	32	49
Farmland	211	--	328	66	66
Consumer	158	--	181	3	4
Other	43	--	33	1	1

	47,487	--	38,673	373	462

With An Allowance Recorded
Commercial	--	--	10	--	--
Commercial Construction	12,418	2,965	10,198	58	101
Commercial Real Estate	7,072	1,473	8,372	114	151
Residential Real Estate	5,488	512	3,024	125	124
Other	--	--	39	--	--

	24,978	4,950	21,643	297	376

Total
Commercial	373	--	292	7	14
Agricultural	196	--	254	(28)	--
Commercial Construction	25,903	2,965	20,840	99	168
Commercial Real Estate	35,816	1,473	31,808	365	412
Residential Real Estate	9,765	512	6,541	157	173
Farmland	211	--	328	66	66
Consumer	158	--	181	3	4
Other	43	--	72	1	1

	$72,465	$4,950	$60,316	$670	$838

The Company does not have any unfunded commitments to lend to a customer that has a troubled debt restructured loan as of June 30, 2011.

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

(5)  Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses, segregated by class of loan, for June 30, 2011 and June 30, 2010.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other loan categories and periodically may result in reallocation within the provision categories.

Part I (Continued)
Item 1  (Continued)

(5)  Allowance for Loan Losses (Continued)

Transactions in the allowance for loan losses are summarized below for six months ended June 30, 2011 as follows:

June 30, 2011
	Beginning Balance	Charge-Offs	Recoveries	Provision	Ending Balance

Commercial and Industrial
Commercial	$4,415	$(703)	$120	$(1,187)	$2,645
Industrial	698	(455)	--	(178)	65

Real Estate
Commercial Construction	4,126	(4,062)	26	1,886	1,976
Residential Construction	520	--	--	(144)	376
Commercial	8,030	(10,890)	160	6,086	3,386
Residential	5,942	(751)	41	(1,234)	3,998
Farmland	944	(21)	--	(300)	623

Consumer and Other
Consumer	3,074	(125)	87	(905)	2,131
Other	531	(69)	6	(274)	194

	$28,280	$(17,076)	$440	$3,750	$15,394

June 30, 2011
	Ending Balance
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial and Industrial
Commercial	$606	$2,039	$2,645
Industrial	7	58	65

Real Estate
Commercial Construction	1,811	165	1,976
Residential Construction	--	376	376
Commercial	2,058	1,328	3,386
Residential	2,931	1,067	3,998
Farmland	51	572	623

Consumer and Other
Consumer	63	2,068	2,131
Other	--	194	194

Total End of Period Allowance Balance	$7,527	$7,867	$15,394

Total End of Period Loan Balance	$90,962	$668,148	$759,110

The Company determines its individual reserves during its quarterly review of substandard loans.  Although not all loans in the substandard category are considered impaired, this quarterly reassessment often results in the identification of individual reserves which are placed against certain loans as part of management’s allowance for loan loss calculation.

Part I (Continued)
Item 1  (Continued)

(5)  Allowance for Loan Losses (Continued)

Transactions in the allowance for loan losses are summarized below for six months ended June 30, 2010 as follows:

June 30, 2010
	Beginning Balance	Charge-Offs	Recoveries	Provision	Ending Balance

Commercial and Industrial
Commercial	$3,931	$(281)	$73	$(13)	$3,710
Industrial	779	(252)	--	43	570

Real Estate
Commercial Construction	7,402	(3,713)	32	3,128	6,849
Residential Construction	448	--	--	(163)	285
Commercial	8,790	(3,354)	82	2,472	7,990
Residential	5,026	(2,006)	367	1,179	4,566
Farmland	942	(75)	--	(11)	856

Consumer and Other
Consumer	2,826	(251)	194	(201)	2,568
Other	1,257	(349)	18	216	1,142

	$31,401	$(10,281)	$766	$6,650	$28,536

June 30, 2010
	Ending Balance
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial and Industrial
Commercial	$171	$3,539	$3,710
Industrial	--	570	570

Real Estate
Commercial Construction	2,819	4,030	6,849
Residential Construction	--	285	285
Commercial	4,556	3,434	7,990
Residential	1,468	3,098	4,566
Farmland	128	728	856

Consumer and Other
Consumer	20	2,548	2,568
Other	477	665	1,142

Total End of Period Allowance Balance	$9,639	$18,897	$28,536

Total End of Period Loan Balance	$98,248	$758,167	$856,415

Part I (Continued)
Item 1  (Continued)

(6)  Premises and Equipment

Premises and equipment are comprised of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010

Land	$7,780	$7,788
Building	23,798	23,791
Furniture, Fixtures and Equipment	13,851	13,737
Leasehold Improvements	989	993
	46,418	46,309

Accumulated Depreciation	(20,025)	(19,161)
	$26,393	$27,148

Depreciation charged to operations totaled $927 and $1,088 for June 30, 2011 and June 30, 2010, respectively.

Certain Company facilities and equipment are leased under various operating leases.  Rental expense approximated $192 and $192 for six months ended June 30, 2011 and June 30, 2010, respectively.

(7)  Intangible Assets

The following is an analysis of core deposit intangible asset activity for the six months ended June 30, 2011 and June 30, 2010:

	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010

Net Core Deposit, Intangible
Balance, Beginning	$295	$331
Amortization Expense	(18)	(18)
Balance, Ending	$277	$313

The following table reflects the expected amortization for the core deposit intangible at June 30, 2011:

2011	$18
2012	36
2013	36
2014	36
2015 and thereafter	151
$277

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

(8)  Income Taxes (Continued)

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

•	Level 3	inputs to the valuation methodology are unobservable and represent the Company’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

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

Part I (Continued)
Item 1  (Continued)

(9) Fair Value Measurements (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis – The following table presents the recorded amount of the Company’s assets measured at fair value on a recurring basis as of June 30, 2011 aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair Value Measurements at Reporting Date Using
	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Recurring
Securities Available for Sale
Mortgage-backed	$309,278	$	---		$309,278	$	---
State,County & Municipal	3,200		---		3,200		---
Corporate Obligations	2,103		---		1,117		986
Asset-Backed Securities	132		---		---		132
	$314,713	$	---		$313,595		$1,118

Nonrecurring
Impaired Loans	$72,465	$	---	$	---		$72,465

Other Real Estate	$20,545	$	---		$20,545	$	---

Liabilities

The Company did not identify any liabilities that are required to be presented at fair value.

The table below presents a reconciliation and statement of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2011.

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)	Available for Sale Securities
(In Thousands)

Balance, Beginning	$1,017
Total Unrealized Gains (Losses) Included In
Net Income	---
Other Comprehensive Income	101
Purchases, Sales, Issuances and Settlements, Net	---
Transfers In and (Out) of Level 3	---

Balance, Ending	$1,118

Part I (Continued)
Item 1  (Continued)

(10) Deposits

The aggregate amount of overdrawn deposit accounts reclassified as loan balances totaled $234 and $250 as of June 30, 2011 and December 31, 2010.

Components of interest-bearing deposits as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
Interest-Bearing Demand	$228,097	$235,855
Savings	41,009	36,630
Time, $100,000 and Over	277,748	298,010
Other Time	362,771	385,670
	$909,625	$956,165

At June 30, 2011 and December 31, 2010, the Company had brokered deposits of $32,222 and $36,329 respectively.  Of the $32,222 brokered deposits at June 30, 2011, $32,222 represented Certificate of Deposits Account Registry Service (CDARS) reciprocal deposits in which customers placed core deposits into the CDARS program for FDIC insurance coverage and the Company received reciprocal brokered deposits in a like amount.  Thus, brokered deposits less the reciprocal deposits totaled $0 at June 30, 2011.  The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $100,000 was approximately $206,286 and $216,656 as of June 30, 2011 and December 31, 2010, respectively.

As of  June 30, 2011 and December 31, 2010,  the scheduled maturities of certificates of deposits are as follows:

Maturity	June 30, 2011	December 31, 2010
One Year and Under	$464,843	$480,446
One to Three Years	163,680	189,879
Three Years and Over	11,996	13,355
	$640,519	$683,680

(11) Securities Sold Under Agreements to Repurchase

The Company paid off the securities sold under repurchase agreements in the amount of $20,000 at June 30, 2011.  Barclay’s Master Repurchase Agreement originated on June 26, 2008 with the initial draw of $20,000 on June 30, 2008.  The Repurchase Agreement matured on June 30, 2011.

At June 30, 2011, the Company had an available line on a Master Repurchase Agreement with South Street Securities totaling $50,000, of which the entire $50,000 was available.  The Repurchase Agreement is overnight borrowing at a floating interest rate.  The Repurchase Agreement is secured by U.S. Government mortgage-backed securities.

(12) Other Borrowed Money

Other borrowed money at June 30, 2011 and December 31, 2010 is summarized as follows:

	June 30, 2011	December 31, 2010
Secured Borrowings	$--	$4,076
Federal Home Loan Bank Advances	71,000	71,000
	$71,000	$75,076

Advances from the Federal Home Loan Bank (FHLB) have maturities ranging from 2012 to 2019 and interest rates ranging from 3.17 percent to 4.75 percent.  Under the Blanket Agreement for Advances and Security Agreement with the FHLB, residential first mortgage loans and cash balances held by the FHLB are pledged as collateral for the FHLB advances outstanding.  At June 30, 2011, the Company had available line of credit commitments totaling $186,140, of which $115,080 was available.

Part I (Continued)
Item 1  (Continued)

(12) Other Borrowed Money (Continued)

Secured Borrowings represent the transfer of the guaranteed portion of SBA loans at a premium in which the Company is obligated by the SBA to refund the premium to the “purchaser” if the loan is repaid within 90 days of the transfer.  Under Current Accounting Standards, this premium refund obligation is a form of recourse, which means that the transferred guaranteed portion of the loan does not meet the definition of a “participating interest” for the 90-day period that the premium refund obligation exists.  As a result, the transfer must be accounted for as a secured borrowing during this period.  Effective February 15, 2011, all loans submitted for secondary market sales eliminate the warranty or the 90-day recourse period and the premium may be recognized at the time of the sale.

The aggregate stated maturities of  other borrowed money at June 30, 2011 are as follows:

Year	Amount
2011	$--
2012	41,000
2013	--
2014 and Thereafter	30,000
$71,000

The Company also has available federal funds lines of credit with various financial institutions totaling $47,000, of which $0 was outstanding at June 30, 2011.

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

(14) Subordinated Debentures (Trust Preferred Securities)

During the second quarter of 2004, the Company formed a third subsidiary whose sole purpose was to issue $4,500 in Trust Preferred Securities through a pool sponsored by FTN Financial Capital Markets.  The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions.  At June 30, 2011, the floating rate securities had a 2.93 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 2.68 percent.

During the second quarter of 2006, the Company formed a fourth subsidiary whose sole purpose was to issue $5,000 in Trust Preferred Securities through a pool sponsored by SunTrust Capital Markets.  The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions.  At June 30, 2011 the floating-rate securities had a 1.75 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 1.50 percent.

Part I (Continued)
Item 1  (Continued)

(14) Subordinated Debentures (Trust Preferred Securities) (Continued)

During the first quarter of 2007, the Company formed a fifth subsidiary whose sole purpose was to issue $9,000 in Trust Preferred Securities through a pool sponsored by Trapeza Capital Management, LLC.  The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions.  At June 30, 2011, the floating-rate securities had a 1.90 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 1.65 percent.  Proceeds from this issuance were used to payoff the trust preferred securities with the first subsidiary formed in March 2002 as the Company exercised its option to call.

During the third quarter of 2007, the company formed a sixth subsidiary whose sole purpose was to issue $5,000 in Trust Preferred Securities through a pool sponsored by Trapeza Capital Management, LLC.  The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions.  At June 30, 2011, the floating-rate securities had a 1.67 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 1.40 percent.  Proceeds from this issuance were used to payoff the trust preferred securities with the second subsidiary formed in December 2002 as the Company exercised its option to call.

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

(15)  Restricted Stock – Unearned Compensation

In April 2004, the stockholders of Colony Bankcorp, Inc. adopted a restricted stock grant plan which awards certain executive officers common shares of the Company.  The maximum number of shares which may be subject to restricted stock awards (split-adjusted) is 143,500.  To date, 53,256 shares have been issued under this plan and since the plan’s inception 14,098 shares have been forfeited, thus remaining shares which may be subject to restricted stock awards are 104,342, at June 30, 2011.  During 2011, there has not been any shares of restricted stock issued or any shares forfeited.  The shares are recorded at fair market value (on the date granted) as a separate component of stockholders’ equity.  The cost of these shares is being amortized against earnings using the straight-line method over three years (the restriction period).

(16) Profit Sharing Plan

The Company has a profit sharing plan that covers substantially all employees who meet certain age and service requirements.  It is the Company’s policy to make contributions to the plan as approved annually by the board of directors.  The provision for the six months ended June 30, 2011 was $0 compared to $0 for the six months ended June 30, 2010.  The total provision for contributions to the plan was $0 for 2011, $0 for 2010, and $(19) for 2009.

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

At June 30, 2011 and December 31, 2010 the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	June 30, 2011	December 31, 2010

Loan Commitments	$48,817	$39,457
Standby Letters of Credit	1,569	1,540

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

Legal Contingencies.  In the ordinary course of business, there are various legal proceedings pending against Colony and its subsidiary.  The aggregate liabilities, if any, arising from such proceedings would not, in the opinion of management, have a material adverse effect on Colony’s consolidated financial position.

IRS Exam.  Colony Bankcorp, Inc. and subsidiary are currently under examination by the Internal Revenue Service (IRS) for the year ended December 31, 2009.  The IRS is examining areas of nonaccrual interest, other real estate and bad debts, and may propose income adjustments, most of which, in the opinion of management, will reverse in 2010.  As a result, management anticipates a net adjustment which would have no material impact on the consolidated financial statements.  In addition to 2009, tax returns for calendar years 2008 and 2007 remain subject to examination by the IRS.

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

Liabilities accrued under the plans totaled $1,176 and $1,245 as of June 30, 2011 and December 31, 2010, respectively.  Benefit payments under the contracts were $117 and $119 for the six month period ended June 30, 2011 and June 30, 2010, respectively.   Provisions charged to operations totaled $51 and $33 for the six month period ended June 30, 2011 and June 30, 2010, respectively.

Fee income recognized with deferred compensation plans totaled $98 and $113 for six month period ended June 30, 2011 and June 30, 2010, respectively.

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

Part I (Continued)
Item 1  (Continued)

(19) Fair Value of Financial Instruments (Continued)

Cashand Short-Term Investments– For cash, due from banks, bank-owned deposits and federal funds sold, the carrying amount is a reasonable estimate of fair value.

Investment Securities– Fair values for investment securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments.

Federal Home Loan Bank Stock– The fair value of Federal Home Loan Bank stock approximates carrying value.

Loans– The fair value of fixed rate loans is estimated by discounting the future cash flows using the current ratesat which similar loans would be made to borrowers with similar credit ratings.  For variable rate loans, the carrying amount is a reasonable estimate of fair value.

Deposit Liabilities– The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date.  The fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

Federal Funds Purchased– The carrying value of federal funds purchased approximates fair value.

Subordinated Debentures– Fair value approximates carrying value due to the variable interest rates of the subordinated debentures.

Securities Sold Under Agreements to Repurchase and Other Borrowed Money– The fair value of other borrowed money is calculated by discounting contractual cash flows using an estimated interest rate based on current rates available to the Company for debt of similar remaining maturities and collateral terms.

Unrecognized Financial Instruments– Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  The fees associated with these instruments are not material.

Disclosures of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis, are required in the financial statements.

The carrying amount and estimated fair values of the Company’s financial instruments as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011 December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)

Assets
Cash and Short-Term Investments	$60,130	$60,130	$104,876	$104,876
Investment Securities Available for Sale	314,713	314,713	303,838	303,838
Investment Securities Held to Maturity	47	46	48	53
Federal Home Loan Bank Stock	5,735	5,735	6,063	6,063
Loans, Net	743,656	746,372	784,909	788,455

Liabilities
Deposits	1,002,207	1,007,002	1,059,124	1,064,695
Subordinated Debentures	24,229	24,229	24,229	24,229
Securities Sold Under Agreements to Repurchase	--	--	20,000	20,308
Other Borrowed Money	71,000	73,467	75,076	77,119

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

(20) Regulatory Capital Matters

The amount of dividends payable to the parent company from the subsidiary bank is limited by various banking regulatory agencies.  Upon approval by regulatory authorities, the Bank may pay cash dividends to the parent company in excess of regulatory limitations.  Additionally, in the third quarter of 2009, the Company suspended the payment of dividends to common shareholders.  At June 30, 2011, the Company is subject to certain regulatory restrictions that preclude the declaration of or payment of any dividends to its common stockholders, without prior approval from the Federal Reserve Bank.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  The amounts and ratios as defined in regulations are presented hereafter.  Management believes, as of June 30, 2011, the company meets all capital adequacy requirements to which it is subject under the regulatory framework for prompt corrective action.  In the opinion of management, there are no conditions or events since prior notification of capital adequacy from the regulators that have changed the institution’s category.

The following table summarizes regulatory capital information as of June 30, 2011 and December 31, 2010 on a consolidated basis and for each significant subsidiary, as defined.

Part I (Continued)
Item 1  (Continued)

(20) Regulatory Capital Matters (Continued)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2011
Total Capital to Risk-Weighted Assets
Consolidated	$115,875	15.83%	$58,564	8.00%	NA	NA
Colony Bank	113,153	15.49	58,442	8.00	$73,052	10.00%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	106,647	14.57	29,282	4.00	NA	NA
Colony Bank	103,944	14.23	29,221	4.00	43,831	6.00

Tier 1 Capital to Average Assets
Consolidated	106,647	8.73	48,857	4.00	NA	NA
Colony Bank	103,944	8.53	48,770	4.00	60,962	5.00

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010

Total Capital to Risk-Weighted Assets
Consolidated	$116,914	14.85%	$62,981	8.00%	NA	NA
Colony Bank	113,119	14.39	62,905	8.00	$78,631	10.00%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	106,845	13.57	31,491	4.00	NA	NA
Colony Bank	103,062	13.11	31,452	4.00	47,179	6.00

Tier 1 Capital to Average Assets
Consolidated	106,845	8.59	49,748	4.00	NA	NA
Colony Bank	103,062	8.30	49,697	4.00	62,122	5.00

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

Part I (Continued)
Item 1  (Continued)

(21) Financial Information of Colony Bankcorp, Inc. (Parent Only)

The parent company’s balance sheets as of June 30, 2011 and December 31, 2010 and the related statements of income and comprehensive income and cash flows are as follows:

COLONY BANKCORP, INC. (PARENT ONLY)
BALANCE SHEETS
JUNE 30, 2011 AND DECEMBER 31, 2010
(DOLLARS IN THOUSANDS)

ASSETS	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)

Cash	$1,518	$3,173
Premises and Equipment, Net	1,425	1,478
Investment in Subsidiaries, at Equity	116,176	112,389
Other	1,023	484

Totals Assets	$120,142	$117,524

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Dividends Payable	175	$175
Other	146	162
	321	337
Subordinated Debt	24,229	24,229

Stockholders’ Equity
Preferred Stock, Par Value $1,000 a Share; Authorized 10,000,000 Shares, Issued 28,000 Shares as of June 30, 2011	27,583	27,506
Common Stock, Par Value $1 a Share; Authorized 20,000,000 Shares, Issued 8,442,958 and 8,442,958 Shares as of June 30, 2011 and December 31, 2010, Respectively	8,443	8,443
Paid-In Capital	29,171	29,171
Retained Earnings	29,297	28,479
Restricted Stock - Unearned Compensation	(20)	(41)
Accumulated Other Comprehensive Loss, Net of Tax	1,118	(600)
	95,592	92,958

Total Liabilities and Stockholders' Equity	$120,142	$117,524

Part I (Continued)
Item 1  (Continued)

(21) Financial Information of Colony Bankcorp, Inc. (Parent Only) (Continued)

COLONY BANKCORP, INC. (PARENT ONLY)
STATEMENT OF INCOME
SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	JUNE 30, 2011	JUNE 30, 2010

Income
Dividends from Subsidiaries	$8	$7
Management Fees	253	228
Other	51	58
	312	293
Expenses
Interest	251	248
Salaries and Employee Benefits	383	389
Other	360	380
	994	1,017

Income (Loss) Before Taxes and Equity in Undistributed Earnings of Subsidiaries	(682)	(724)
Income Tax (Benefits)	(208)	(298)

Income (Loss) Before Equity in Undistributed Earnings of Subsidiaries	(474)	(426)
Equity in Undistributed Earnings of Subsidiaries	2,069	1,631

Net Income	1,595	1,205

Preferred Stock Dividends	700	700

Net Income Available to Common Shareholders	$895	$505

Part I (Continued)
Item 1  (Continued)

(21) Financial Information of Colony Bankcorp, Inc. (Parent Only) (Continued)

COLONY BANKCORP, INC. (PARENT ONLY)
STATEMENT OF COMPREHENSIVE INCOME
SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	JUNE 30, 2011	JUNE 30, 2010

Net Income	$1,595	$1,205

Other Comprehensive Income, Net of Tax
Gains on Securities Arising During Year	2,465	3,815
Reclassification Adjustment	(747)	(579)

Change in Net Unrealized Gains on Securities Available for Sale, Net of Reclassification Adjustment and Tax Effects	1,718	3,236

Comprehensive Income	$3,313	$4,441

Part I (Continued)
Item 1  (Continued)

(21) Financial Information of Colony Bankcorp, Inc. (Parent Only) (Continued)

COLONY BANKCORP, INC. (PARENT ONLY)
STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	2011	2010

Cash Flows from Operating Activities
Net Income	$1,595	$1,205
Adjustments to Reconcile Net Income to Net Cash Provided from Operating Activities
Depreciation and Amortization	74	104
Equity in Undistributed Earnings of Subsidiary	(2,069)	(1,631)
Other	(555)	(156)
	(955)	(478)
Cash Flows from Investing Activities
Purchases of Premises and Equipment	--	(29)
	--	(29)
Cash Flows from Financing Activities
Dividends Paid Preferred Stock	(700)	(700)
Dividends Paid Common Stock	--	--
Proceeds from Issuance of Common Stock	--	5,078
	(700)	4,378

Net Increase (Decrease) in Cash	(1,655)	3,871

Cash, Beginning	3,173	556

Cash, Ending	$1,518	$4,427

Part I (Continued)
Item 1 (Continued)

(22) Earnings Per Share

Basic and diluted earnings per share are computed and presented hereafter.  Basic earnings per share is calculated and presented based on income available to common stockholders divided by the weighted average number of shares outstanding during the reporting periods.  Diluted earnings per share reflect the potential dilution of restricted stock.  The following presents earnings per share for the three months and six months ended June 30, 2011 and 2010:

	Three Months Ended			Three Months Ended
	June 30, 2011			June 30, 2010

		Common			Common
	Income	Shares		Income	Shares
	Numerator	Denominator	EPS	Numerator	Denominator	EPS

Basic EPS
Income (Loss) Available to Common Stockholders	$189	8,442	$0.02	$171	8,444	$0.02

Dilutive Effect of Potential Common Stock
Restricted Stock		--			--
Stock Warrants		--			--
		--			--

Diluted EPS
Income (Loss) Available to Common Stockholders After Assumed Conversions of Dilutive Securities	$189	8,442	$0.02	$171	8,444	$0.02

	Six Months Ended			Six Months Ended
	June 30, 2011			June 30, 2010

		Common			Common
	Income	Shares		Income	Shares
	Numerator	Denominator	EPS	Numerator	Denominator	EPS

Basic EPS
Income (Loss) Available to Common Stockholders	$895	8,440	$0.11	$505	7,850	$0.06

Dilutive Effect of Potential Common Stock
Restricted Stock		0			0

Diluted EPS
Income (Loss) Available to Common Stockholders After Assumed Conversions of Dilutive Securities	$895	8,440	$0.11	$505	7,850	$0.06

For the periods ended June 30, 2011 and 2010, 503 and 512 shares of common stock equivalents, respectively, were excluded from the calculation of diluted earnings per share because they would have an anti-dilutive effect.

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

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of June 30, 2011 and 2010, and results of operations for each of the three and six months in the periods ended June 30, 2011 and 2010.  This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 34 percent federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.

Dollar amounts in tables are stated in thousands, except for per share amounts.

Part I (Continued)
Item 2 (Continued)

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense.  Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities.  Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets.  Net income available to shareholders totaled $189 thousand, or $0.02 diluted per common share, in three months ended June 30, 2011 compared to net income available to shareholders of $171 thousand, or $0.02 diluted per common share, in three months ended June 30, 2010.  Net income available to shareholders totaled $895 thousand, or $0.11 diluted per common share, in six months ended June 30, 2011 compared to net income available to shareholders of $505 thousand, or $0.06 diluted per common share, in six months ended June 30, 2010.

Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010

Taxable-equivalent net interest income	$8,623	$9,640	$17,483	$19,363
Taxable-equivalent adjustment	42	44	84	89

Net interest income	8,581	9,596	17,399	19,274
Provision for possible loan losses	2,250	3,400	3,750	6,650
Noninterest income	2,671	2,019	4,775	4,559
Noninterest expense	8,218	7,696	16,157	16,009

Income before income taxes	$784	$519	2,267	1,174
Income Taxes (Benefits)	245	(2)	672	(31)

Net income	$539	$521	$1,595	$1,205

Preferred stock dividends	350	350	700	700

Net income available to common shareholders	$189	$171	$895	$505

Net income available to common shareholders:
Basic	$0.02	$0.02	$0.11	$0.06
Diluted	$0.02	$0.02	$0.11	$0.06
Return on average assets	0.06%	0.05%	0.14%	0.08%
Return on average common equity	0.81%	0.72%	1.92%	1.09%

Net income from operations for three months ended June 30, 2011 increased $18 thousand, or 3.45 percent, compared to the same period in 2010.  The increase was primarily the result of an increase of $652 thousand in noninterest income and a decrease of $1.15 million in provision for possible loan loss.  This was offset by an increase of $522 thousand in noninterest expense, a decrease of $1.02 million in net interest income, and an increase of $247 thousand in income taxes.

Net income for six months ended June 30, 2011 increased $390 thousand, or 32.37 percent, compared to the same period a year ago.  The increase was primarily the result of a decrease of $2.9 million in provision for possible loan loss and an increase of $216 thousand in noninterest income.  This was offset by an increase of $148 thousand in noninterest expense, a decrease of $1.88 million in net interest income and an increase of $703 thousand in income taxes.

Details of the changes in the various components of net income are further discussed below.

Part I (Continued)
Item 2 (Continued)

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 78.47 percent of total revenue for six months ended June 30, 2011 and 80.87 percent for the same period a year ago.

Net interest margin is the taxable-equivalent net interest income as a percentage of average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Company’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit has ranged from 3.25 percent to 7.75 percent during 2008 to 2011.  At year end 2007, the prime rate was 7.25 percent and with the 400 basis point reduction during 2008 the prime rate ended the year at 3.25 percent and has remained at 3.25 percent for second quarter 2011.  The federal funds rate moved similar to prime rate with interest rates ranging from 0.25 percent to 4.25 percent during 2008 to 2011.  At year end 2007, the federal funds rate was 4.25 percent and with the 400 basis point reduction during 2008 the federal funds rate ended the year at 0.25 percent and has remained at 0.25 percent for second quarter 2011.  We anticipate the Federal Reserve maintaining its “loosened interest rate policy” in 2011, which will result in continued pressure on Colony’s net interest.

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

Part I (Continued)
Item 2 (Continued)

Rate/Volume Analysis

The rate/volume analysis presented hereafter illustrates the change from June 30, 2011 to June 30, 2010 for each component of the taxable equivalent net interest income separated into the amount generated through volume changes and the amount generated by changes in the yields/rates.

	Changes from June 30, 2010 to June 30, 2011
($ in thousands)	Volume	Rate	Total

Interest Income
Loans, Net-taxable	$(3,044)	$(734)	$(3,778)

Investment Securities
Taxable	395	(418)	(23)
Tax-exempt	28	(13)	15
Total Investment Securities	423	(431)	(8)

Interest-Bearing Deposits in other Banks	5	4	9

Federal Funds Sold	30	2	32

Other Interest - Earning Assets	---	16	16
Total Interest Income	(2,586)	(1,143)	(3,729)

Interest Expense
Interest-Bearing Demand and Savings Deposits	60	(331)	(271)
Time Deposits	(547)	(948)	(1,495)
Federal Funds Purchased and Repurchase Agreements	(331)	274	(57)
Subordinated Debentures	---	4	4
Other Borrowed Money	(117)	87	(30)

Total Interest Expense	(935)	(914)	(1,849)
Net Interest Income	$(1,651)	$(229)	$(1,880)

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

The Company maintains about 27 percent of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years.  The liabilities to fund assets are primarily in short term certificate of deposits that mature within one year.  This balance sheet composition has allowed the Company to be relatively constant with its net interest margin until 2008.  During 2007 interest rates decreased 100 basis points and this decrease by the Federal Reserve in 2007 followed by 400 basis point decrease in 2008 resulted in significant pressure in net interest margins.  While the Federal Reserve rates have remained unchanged since 2008, the net interest margin decreased to 2.98 percent for six months ended June 30, 2011 compared to 3.18 percent for the same period a year ago.  Given the Federal Reserve’s aggressive posture during 2008 that ended the year with a range of 0 – 0.25 percent federal funds target rate and remained the same through second quarter 2011, we anticipate a relatively flat net interest margin in 2011.

Taxable-equivalent net interest income for six months ended June 30, 2011 decreased $1.88 million, or 9.71 percent compared to the same period a year ago. The fluctuation between the comparable periods resulted from the negative impact of the significant decrease in interest rates.  The average volume of earning assets during six months ended June 30, 2011 decreased $43.66 million compared to the same period a year ago while over the same period the net interest margin decreased by 20 basis points from 3.18 percent to 2.98 percent.  Decline in average earning assets during 2011 was primarily in loans and interest bearing deposits.  The decrease in the net interest margin in 2011 is primarily the result of the decrease in average earning assets and maintenance of a higher liquidity level.

The average volume of loans decreased $101.8 million in six months ended June 30, 2011 compared to the same period a year ago.  The average yield on loans decreased 18 basis points in six months ended June 30, 2011 compared to the same period a year ago. The average volume of investment securities increased $29.3 million in six months ended June 30, 2011 compared to the same year ago period, while the average yield on investment securities decreased 27 basis points for the same period comparison.  The average volume of deposits decreased $15.9 million in six months ended June 30, 2011 compared to the same period a year ago, with interest-bearing deposits decreasing $32.2 million in six months ended June 30, 2011.  Accordingly, the ratio of average interest-bearing deposits to total average deposits was 90.61 percent in six months ended June 30, 2011 compared to 92.32 percent in the same period a year ago.  This deposit mix, combined with a general decrease in market rates, had the effect of (i) decreasing the average cost of total deposits by 32 basis points in six months ended June 30, 2011 compared to the same period a year ago and, (ii) mitigating a portion of the impact of decreasing yields on earning assets.

The Company’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 2.79 percent in six months ended June 30, 2011 compared to 3.01 percent in the same period a year ago. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $3.75 million in six months ended June 30, 2011 compared to $6.65 million in the same period a year ago.   See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Part I (Continued)
Item 2 (Continued)

Noninterest Income

The components of noninterest income were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010

Service Charges on Deposit Accounts	$800	$936	$1,556	$1,843
Other Charges, Commissions and Fees	330	288	645	558
Other	763	619	1,338	1,140
Mortgage Fee Income	42	79	104	140
Securities Gains	736	97	1,132	878

Total	$2,671	$2,019	$4,775	$4,559

Total noninterest income for three months ended June 30, 2011 increased $652 thousand, or 32.29 percent compared to the same period  year ago.  Total noninterest income for six months ended June 30, 2011 increased $216 thousand, or 4.74 percent, compared to the same year ago period.  The increase in noninterest income was primarily in securities gains.  Changes in these items and the other components of noninterest income are discussed in more detail below.

Service Charges on Deposit Accounts.  Service charges on deposit accounts for three months ended June 30, 2011 decreased $136 thousand, or 14.53 percent, compared to the same period a year ago.  Service charges on deposit accounts for the six months ended June 30, 2011 decreased $287 thousand, or 15.57 percent compared to the same year ago period.

Mortgage Fee Income.  Mortgage fee income for three months ended June 30, 2011 decreased $37 thousand, or 46.84 percent, compared to the same period year ago.   Mortgage fee income for six months ended June 30, 2011 decreased $36 thousand, or 25.71 percent, compared to the same year ago period.  The company anticipates fee income to continue to show a decrease over the previous year due to the current mortgage market and slowing economy.

All Other Noninterest Income.  Other charges, commissions and fees and other income for three months ended June 30, 2011 was $1.09 million compared to $907 thousand in the same year ago period, or an increase of 20.51 percent.  Other charges, commissions and fees, and other income for six months ended June 30, 2011 was $1.98 million compared to $1.70 million in the same year ago period, or an increase of 16.78 percent.  The increase in 2011 was due to realizing $750 thousand from the sale of SBA loans during the first half 2011 compared to $372 thousand for the first half 2010.  Nonrecurring noninterest income of $215 thousand realized in first quarter 2010 from BOLI insurance program was an offset to the other income.

Securities Gains.  The Company realized gains from the sale of securities of $736 thousand in three months ended June 30, 2011  compared to $97 thousand in the same year ago period and realized gains from the sale of securities of $1.13 million in six months ended June 30, 2011 compared to $878 thousand in the same year ago period.

Part I (Continued)
Item 2 (Continued)

Noninterest Expense

The components of noninterest expense were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010

Salaries and Employee Benefits	$3,570	$3,510	$7,139	$7,064
Occupancy and Equipment	1,028	1,098	2,044	2,206
Other	3,620	3,088	6,974	6,739

Total	$8,218	$7,696	$16,157	$16,009

Total noninterest expense for three months ended June 30, 2011 increased $522 thousand, or 6.78 percent, compared to the same period a year ago. Total noninterest expense for six months ended June 30, 2011 increased $148 thousand, or 0.92 percent, compared to the same period a year ago.  These items and the changes in the various components of noninterest expense are discussed in more detail below.

Salaries and Employee Benefits.  Salaries and employee benefits expense for three months ended June 30, 2011 increased $60 thousand, or 1.71 percent, compared to the same period a year ago.  Salaries and employee benefits expense for the six months ended June 30, 2011 increased $75 thousand, or 1.06 percent, compared to the same year ago period.

Occupancy and Equipment.  Occupancy and equipment expense has remained relatively flat in both periods with a decrease of $70   thousand for three months ended June 30, 2011 compared to the same year ago period and a decrease of $162 thousand for six months ended June 30, 2011 compared to the same year ago period.

All Other Non-Interest Expense.  All other noninterest expense for three months ended June 30, 2011 increased $532 thousand, or 17.23 percent compared to the same year ago period.  All other noninterest expense for six months ended June 30, 2011 increased $235 thousand, or 3.49 percent compared to the same year ago period.  Significant amounts impacting the comparable periods was primarily credit related expenses.  Credit-related expenses including writedown and losses on OREO property and repossession and foreclosure expenses increased to $1.92 million in first half 2011 compared to $1.73 million in first half 2010, or an increase of 11.24 percent.

Part I (Continued)
Item 2 (Continued)

Sources and Uses of Funds

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the assets in which those funds are invested as a percentage of the Company’s average total assets for the period indicated. Average assets totaled $1.24 billion in six months ended June 30, 2011 compared to $1.29 billion in six months ended June 30, 2010.

		Six Months Ended
		June 30,
Sources of Funds:	2011		2010
Deposits:
Noninterest-Bearing	$96,709	7.77%	$80,332	6.23%
Interest-Bearing	933,687	75.04	965,933	74.97
Federal Funds Purchased and Repo Agreements	19,890	1.60	29,175	2.26
Long-term Debt and Other Borrowings	96,680	7.77	115,799	8.99
Other Noninterest-Bearing Liabilities	4,294	0.34	4,565	0.35
Equity Capital	93,055	7.48	92,709	7.20
Total	$1,244,315	100.00%	$1,288,513	100.00%

Uses of Funds:
Loans	$761,023	61.16%	$855,529	66.40%
Securities	302,892	24.34	273,559	21.23
Federal Funds Sold	56,145	4.51	32,483	2.52
Interest-Bearing Deposits in Other Banks	24,220	1.95	18,717	1.45
Other Interest-Earning Assets	5,981	0.48	6,345	0.49
Other Noninterest-Earning Assets	94,054	7.56	101,880	7.91
Total	$1,244,315	100.00%	$1,288,513	100.00%

Deposits continue to be the Company’s primary source of funding.  Over the comparable periods, the relative mix of deposits continues to be high in interest-bearing deposits.  Average interest-bearing deposits totaled 90.61 percent of total average deposits in six months ended June 30, 2011 compared to 92.32 percent in the same period a year ago.

The Company primarily invests funds in loans and securities.  Loans continue to be the largest component of the Company’s mix of invested assets.  Total loans were $759 million at June 30, 2011, down 6.66 percent, compared to loans of $813 million at December 31, 2010.  See additional discussion regarding the Company’s loan portfolio in the section captioned “Loans” included elsewhere in this discussion.  The majority of funds provided by deposit growth have been invested in investment securities.

Loans

The following table presents the composition of the Company’s loan portfolio as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010

Commercial, Financial and Agricultural	$60,431	$63,772
Real Estate
Construction	72,472	76,682
Mortgage, Farmland	48,010	52,778
Mortgage, Other	531,311	570,350
Consumer	32,071	33,564
Other	14,815	16,104
	759,110	813,250
Unearned Interest and Fees	(60)	(61)
Allowance for Loan Losses	(15,394)	(28,280)

Loans	$743,656	$784,909

Part I (Continued)
Item 2 (Continued)

The following table presents total loans as of June 30, 2011 according to maturity distribution and/or repricing opportunity on adjustable rate loans:

Maturity and Repricing Opportunity	($ in Thousands)

One Year or Less	$479,656
After One Year through Three Years	245,659
After Three Years through Five Years	24,119
Over Five Years	9,676
$759,110

Overview. Loans totaled $759.1 million at June 30, 2011, down 6.66 percent from December 31, 2010 loans of $813.3 million.  The majority of the Company’s loan portfolio is comprised of the real estate loans-other, real estate construction and commercial, financial and agricultural.  Real estate-other, which is primarily 1-4 family residential properties and nonfarm nonresidential properties, made up 69.99 percent and 70.13 percent of total loans, real estate construction made up 9.55 percent and 9.43 percent, while commercial, financial, and agricultural based loans made up 7.96 percent and 7.84 percent of total loans at June 30, 2011 and December 31, 2010, respectively.

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

Commercial, Financial and Agricultural.  Commercial, financial and agricultural loans at June 30, 2011 decreased 5.24 percent from December 31, 2010 to $60.4 million. The Company’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Company’s loan policy guidelines.

Part I (Continued)
Item 2 (Continued)

Collateral Concentrations.  Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions.  The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk, particularly with the current economic downturn in the real estate market.  At June 30, 2011, approximately 86 percent of the Company’s loan portfolio was concentrated in loans secured by real estate.  A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector.  The continued downturn of the housing and real estate market that began in 2007 has resulted in an increase of problem loans secured by real estate.  These loans are centered primarily in the Company’s larger MSA markets.  Declining collateral real estate values that secure land development, construction and speculative real estate loans in the Company’s larger MSA markets have resulted in high loan loss provisions in 2011.  In addition, a large portion of the Company’s foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions.  Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.

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

	June 30, 2011			December 31, 2010

		Period End Balances			Period End Balances
	Number of			Number of
	Relationships	Committed	Outstanding	Relationships	Committed	Outstanding

Large Credit Relationships:
$10 million and greater	1	$11,916	$11,916	1	$15,025	$15,025
$5 million to $9.9 million	6	$38,296	$38,296	7	$46,794	$45,588

Maturities and Sensitivities of Loans to Changes in Interest Rates.  The following table presents the maturity distribution of the Company’s loans at June 30, 2011.  The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate.

	Due in One Year or Less	After One, but Within Three Years	After Three, but Within Five Years	After Five Years	Total

Loans with fixed interest rates	$279,147	$243,960	$20,645	$9,484	$553,236
Loans with floating interest rates	200,509	1,699	3,474	192	205,874

Total	$479,656	$245,659	$24,119	$9,676	$759,110

The Company may renew loans at maturity when requested by a customer whose financial strength appears to support such renewal or when such renewal appears to be in the Company’s best interest. In such instances, the Company generally requires payment of accrued interest and may adjust the rate of interest, require a principal reduction or modify other terms of the loan at the time of renewal.

Part I (Continued)
Item 2 (Continued)

Non-Performing Assets and Potential Problem Loans

Non-performing assets and accruing past due loans as of June 30, 2011, December 31, 2010 and June 30, 2010 were as follows:

	June 30, 2011	December 31, 2010	June 30, 2010

Loans Accounted for on Nonaccrual	$44,788	$28,902	$24,554
Loans Past Due 90 Days or More	--	19	--
Other Real Estate Foreclosed	20,545	20,208	21,364
Securities Accounted for on Nonaccrual	479	132	132
Total Nonperforming Assets	$65,812	$49,261	$46,050

Nonperforming Assets as a Percentage of:
Total Loans and Foreclosed Assets	8.44%	5.91%	5.25%
Total Assets	5.50%	3.86%	3.68%
Supplemental Data:
Trouble Debt Restructured Loans In Compliance with Modified Terms	27,065	26,556	22,247
Trouble Debt Restructured Loans Past Due 30-89 Days	611	1,048	2,159
Accruing Past Due Loans:
30-89 Days Past Due	$7,654	$19,740	$16,165
90 or More Days Past Due	--	19	--
Total Accruing Past Due Loans	$7,654	$19,759	$16,165

Non-performing assets include non-accrual loans, loans past due 90 days or more, foreclosed real estate and nonaccrual securities.   Non-performing assets at June 30, 2011 increased 33.60 percent from December 31, 2010.

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

Historical valuation allowances are calculated from loss factors applied to loans with similar risk characteristics.  The loss factors are based on loss ratios for groups of loans with similar risk characteristics.  The loss ratios are derived from the proportional relationship between actual loan losses and the total population of loans in the risk category.  The historical loss ratios are periodically updated based on actual charge-off experience.  The Company’s groups of similar loans include similarly risk-graded groups of loans not reviewed for individual impairment.  In addition, the Company has also segmented it’s real estate portfolio into thirteen separate categories and captured loan loss experience for each category.  Most of the company’s charge-offs the past three years have been real estate dependent loans and we believe this segmentation provides more accuracy in determining allowance for loan loss adequacy.  During fourth quarter 2009, the Company changed the methodology in calculating its loan loss reserve.  Previously the look back period for charge-off experience was the average of the charge-offs for the prior five years, however due to the current housing and real estate downturn, management deemed prudent to lower the look back period for charge-off experience to a one year look back.  This change resulted in an approximate $12 million dollar addition to the loan loss reserve during fourth quarter 2009.  We maintained the same methodology for 2011.

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

	June 30, 2011		December 31, 2010

	Reserve	%*	Reserve	%*
Commercial, Financial and Agricultural	$2,710	8%	$5,113	8%
Real Estate – Construction	2,352	10%	4,646	9%
Real Estate – Farmland	623	6%	944	7%
Real Estate – Other	7,384	70%	13,972	70%
Loans to Individuals	2,131	4%	3,074	4%
All Other Loans	194	2%	531	2%
Total	$15,394	100%	$28,280	100%

*	Loan balance in each category expressed as a percentage of total end of period loans.

Activity in the allowance for loan losses is presented in the following table. There were no charge-offs or recoveries related to foreign loans during any of the periods presented.

Part I (Continued)
Item 2 (Continued)

The following table presents an analysis of the Company’s loan loss experience for the periods indicated.

	Three Months Ended	Three Months Ended
($ in thousands)	June 30, 2011	June 30, 2010

Allowance for Loan Losses at Beginning of Quarter	$22,470	$29,696

Charge-Off
Commercial, Financial and Agricultural	496	298
Real Estate – Construction & Land Development	1,973	2,257
Real Estate – Residential	713	1,147
Real Estate – Nonfarm Residential	6,300	1,120
Consumer	57	68
All Other	3	160
	9,542	5,050
Recoveries
Commercial, Financial and Agricultural	101	53
Real Estate – Construction & Land Development	8	31
Real Estate – Residential	12	234
Real Estate – Nonfarm Residential	65	22
Consumer	29	139
All Other	1	11
	216	490

Net Charge-Offs	9,326	4,560

Provision for Loan Losses	2,250	3,400

Allowance for Loan Losses at End of Quarter	$15,394	$28,536

Ratio of Net Charge-Offs to Average Loans	1.20%	0.53%

The allowance for loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The provision for loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for loan losses decreased $1.15 million from $3.40 million in three months ended June 30, 2010 to $2.25 million in three months ended June 30, 2011.  The provision for loan losses charged to earnings was based upon management’s judgment of the amount necessary to maintain the allowance at an adequate level to absorb losses inherent in the loan portfolio at quarter-end.  The amount each period is dependent upon many factors, including changes in the risk ratings of the loan portfolio, net charge-offs, past due ratios, the value of collateral, and other environmental factors that include portfolio loan quality indicators; portfolio growth and composition of commercial real estate and concentrations; portfolio policies, procedures, underwriting standards, loss recognition, collection and recovery practices; local economic business conditions; and the experience, ability, and depth of lending management and staff.  Of significance to changes in the allowance during the second quarter 2011 was the provision of $2.25 million and net charge-offs of $9.33 million.  Charge-offs consisted of two construction and land development totaling $1.73 million, one commercial and agricultural totaling $354 thousand and seven nonfarm properties totaling $5.34 million.  The remainder of the charge-offs were made up of several small loans, most of which were real estate dependent loans.  The large charge-offs were attributable to significant declines in collateral value based upon current real estate values.  Charge-offs for second quarter 2010 totaled $4.56 million.  Charge-offs largely consisted of three construction and land development totaling $1.68 million and two nonfarm properties totaling $0.68 million.  The remainder of the charge-offs were made up of several small loans, most of which were real estate dependent loans.  All of the large charge-offs were attributable to significant declines in collateral value based upon current real estate values.

Provisions continue to be higher than normal primarily due to the elevated risk of residential real estate and land development loans that began during 2007 with the housing and real estate downturn.  Nonperforming assets as a percentage of total loans and foreclosed assets increased to 8.44 percent at June 30, 2011 compared to 5.91 percent at December 31, 2010 and 5.25 percent at June 30, 2010.  Total nonperforming assets at June 30, 2011 were $65.8 million, of which $36.7 million were construction, land development and other land loans; $6.5 million were 1-4 family residential properties; $2.0 million were multifamily residential properties; $18.5 million were nonfarm nonresidential properties; $1.0 million were farmland properties; and the remainder of nonperforming assets totaling $1.1 million were commercial and consumer loans.  All of the classified loans greater than $50 thousand, including the nonperforming loans, are reviewed throughout the quarter for impairment review.  Total nonperforming assets at December 31, 2010 were $49.3 million, of which $22.0 million were construction, land development and other land loans; $5.0 million were 1-4 family residential properties; $0.3 million were multifamily residential properties; $18.9 million were nonfarm nonresidential properties; $2.0 million were farmland properties; and the remainder of nonperforming assets totaling $1.1 million were commercial and consumer loans.  Total nonperforming assets at June 30, 2010 were $46.1 million, of which $24.9 million were construction, land development and other land loans; $1.5 million were farmland; $6.5 million were 1-4 family residential properties; $2.6 million were multifamily properties; $9.4 million were nonfarm nonresidential properties; and the remainder of nonperforming assets totaling $1.2 million were commercial and consumer loans.  The allowance for loan losses of $15.39 million at June 30, 2011 was 2.03 percent of total loans which compares to $28.3 million at December 31, 2010, or 3.48 percent of total loans and to $28.5 million at June 30, 2010, or 3.33 percent.  Unusually high levels of loan loss provision have been required as Company management addresses asset quality deterioration.  While the nonperforming loans as a percentage of total loans was 5.90 percent, 3.56 percent, 2.87 percent, respectively as of June 30, 2011, December 31, 2010 and June 30, 2010, the Company’s allowance for loan losses as a percentage of nonperforming loans was 34.37 percent, 97.78 percent, 116.22 percent, respectively as of June 30, 2011, December 31, 2010 and June 30, 2010.  We continue to identify new problem loans, though at a slower pace than in previous quarters.

Part I (Continued)
Item 2 (Continued)

While the allowance for loan losses decreased from $28.3 million, or 3.48 percent of total loans at December 31, 2010 to $15.4 million, or 2.03 percent of total loans at June 30, 2011, the Company also reflected an increase in nonperforming loans from $28.9 million at December 31, 2010 to $44.8 million at June 30, 2011 and a reduction in special mention and substandard loans from $143.2 million at December 31, 2010 to $115.4 million at June 30, 2011.  The allowance for loan losses is inherently judgmental, nevertheless the Company’s methodology is consistently applied based on standards for current accounting by creditors for impairment of a loan and allowance allocations determined in accordance with accounting for contingencies.  Loans individually selected for impairment review consist of all loans classified substandard that are $50 thousand and over.  The remaining portfolio is analyzed based on historical loss data.  Loans selected for individual review where no individual impairment amount is identified do not receive any contribution to the allowance for loan losses based on historical data.  Historical loss rates are updated annually to provide the annual loss rate which is applied to the appropriate portfolio grades.  In addition, the Company has also segmented its real estate portfolio into thirteen separate categories and captured loan loss experience for each category.  Most of the company’s charge-offs the past two years have been real estate dependent loans and we believe this segmentation provides more accuracy in determining allowance for loan loss adequacy.  During fourth quarter 2009, the company changed its methodology for the look back period for determination of charge-off experience.  Previously, the Company utilized the average of the charge-off experience for the preceding five years, but changed to a one year look back.  The current methodology has resulted in significant loan loss provisions, but was considered prudent by management to adhere to guidance by regulatory authorities to lower the look back period in light of current economic conditions.  In addition, environmental factors as discussed earlier are evaluated for any adjustments needed to the allowance for loan losses determination produced by individual loan impairment analysis and remaining portfolio segmentation analysis.  The allowance for loan losses determination is based on reviews throughout the year and an environmental analysis at year end.

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

Net charge-offs in three months ended June 30, 2011 increased $4.77 million compared to the same period a year ago.  Net charge-offs of 1.20 percent for second quarter 2011 annualizes to 4.80 percent.  We do not expect actual net charge-offs for 2011 to reach that annualized level.  Net charge-offs were fairly consistent during 2007, 2006 and 2005; however, the net charge-offs increased significantly beginning in 2008 primarily from the write-down of nonperforming credits to appraised values.  We anticipate an elevated amount of charge-offs in 2011 as problem credits run through the collection process to resolution.

Part I (Continued)
Item 2 (Continued)

The allowance for loan losses is $13.1 million less than the prior quarter end, after factoring in net-charge offs, additional provisions, and the normal determination for an adequate funding level, management believes the level of the allowance for loan losses was adequate as of June 30, 2011.  Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2011	June 30, 2010

Allowance for Loan Losses at Beginning of Year	$28,280	$31,401

Charge-Off
Commercial, Financial and Agricultural	1,158	533
Real Estate – Construction & Land Development	4,083	3,788
Real Estate – Residential	1,454	2,983
Real Estate – Nonfarm Residential	10,187	2,377
Consumer	125	251
All Other	69	349
	17,076	10,281
Recoveries
Commercial, Financial and Agricultural	120	73
Real Estate – Construction & Land Development	26	32
Real Estate – Residential	41	370
Real Estate – Nonfarm Residential	160	79
Consumer	87	195
All Other	6	17
	440	766

Net Charge-Offs	16,636	9,515

Provision for Loan Losses	3,750	6,650

Allowance for Loan Losses at End of Quarter	$15,394	$28,536

Ratio of Net Charge-Offs to Average Loans	2.12%	1.07%

The allowance for loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The provision for loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for loan losses decreased $2.9 million from $6.65 million in six months ended June 30, 2010 to $3.75 million in six months ended June 30, 2011.  Of significance to changes in the allowance for loan losses during first half 2011 was net charge-offs of $16.6 million.  Charge-offs largely consisted of six construction and land development loans totaling $3.75 million; two commercial and agricultural totaling $801 thousand; one multifamily residential property loan totaling $595 thousand; and ten nonfarm nonresidential loan totaling $8.99 million.  The remainder of the charge-offs were made up of several small loans most of which were real estate dependent loans.  All of the large charge-offs were attributable to significant declines in collateral value based upon current real estate values.

Net charge-offs in six months ended June 30, 2011 increased $7.12 million compared to the same period a year ago.  Net charge-offs of 2.12 percent for first half of 2011 annualizes to 4.24 percent.  We do not expect actual net charge-offs for 2011 to reach that annualized level.  Net charge-offs were fairly consistent during 2007, 2006 and 2005; however, the net charge-offs increased significantly beginning in 2008 primarily from the write-down of non-performing credits to appraised values.  We anticipate an elevated amount of charge-offs in 2011 as problem credits run through the collection process to resolution.

Management believes the level of the allowance for loan losses was adequate as of June 30, 2011. Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

Part I (Continued)
Item 2 (Continued)

Investment Portfolio

The following table presents carrying values of investment securities held by the Company as of June 30, 2011 and December 31, 2010.

($ in thousands)	June 30, 2011	December 31, 2010

State, County and Municipal	$3,247	$3,304
Corporate Obligations	2,103	1,987
Asset-Backed Securities	132	132

Investment Securities	5,482	5,423
Mortgage-Backed Securities	309,278	298,463
Total Investment Securities and Mortgage Backed Securities	$314,760	$303,886

The following table represents maturities and weighted-average yields of investment securities held by the Company as of June 30, 2011.  (Mortgage backed securities are based on the average life at the projected speed, while Agencies, State and Political subdivisions  and Corporates reflect anticipated calls being exercised.)

	Within 1 Year		After 1 Year But Within 5 Years		After 5 Years But Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Mortgage-Backed Securities	$10,900	0.93%	$178,944	2.17%	$115,811	2.91%	$3,623	4.17%
State, County, and Municipal	1,050	4.08	1,217	3.11	980	3.46	---	---
Corporate Obligations	---	---	---	---	1,118	5.67	985	3.55
Asset-Backed Securities	---	---	---	---	---	---	132	0.00
Total Investment Portfolio	$11,950	1.20%	$180,161	2.17%	$117,909	3.58%	$4,740	3.65%

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

At June 30, 2011, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10 percent of the Company’s shareholders’ equity.

The average yield of the securities portfolio was 2.53 percent in six months ended June 30, 2011 compared to 2.80 percent in the same period a year ago. The decrease in the average yield over the comparable periods primarily resulted from reinvestment of proceeds from the sale of mortgage-backed securities and paydown on securities into lower yielding securities.

Part I (Continued)
Item 2 (Continued)

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the six month periods ended June 30, 2011 and June 30, 2010.

	June 30, 2011		June 30, 2010
	Average	Average	Average	Average
($ in thousands)	Amount	Rate	Amount	Rate

Noninterest-Bearing Demand Deposits	$96,709		$80,332
Interest-Bearing Demand and Savings Deposits	270,649	0.47%	254,099	0.72%
Time Deposits	663,038	1.95%	711,834	2.24%

Total Deposits	$1,030,396	1.38%	$1,046,265	1.70%

The following table presents the maturities of the Company's time deposits as of June 30, 2011.

($ in thousands)	Time Deposits $100,000 or Greater	Time Deposits Less Than $100,000	Total

Months to Maturity
3 or Less	$79,642	$82,338	$161,980
Over 3 through 12 Months	126,644	176,219	302,863
Over 12 Months through 36 Months	66,760	96,920	163,680
Over 36 Months	4,702	7,294	11,996

	$277,748	$362,771	$640,519

Average deposits decreased $15.87 million to $1.03 billion at June 30, 2011 from $1.05 billion at June 30, 2010.  The decrease included a decrease of $48.8 million, or 6.9 percent, related to time deposits.  Accordingly the ratio of average noninterest-bearing deposits to total average deposits was 9.39 percent for six months ended June 30, 2011 compared to 7.68 percent for six months ended June 30, 2010.  The general decrease in market rates, had the effect of (i) decreasing the average cost of total deposits by 32 basis points in six months ended June 30, 2011 compared to the same period a year ago; and (ii) mitigating a portion of the impact of decreasing yields on earning assets.

Total average interest-bearing deposits decreased $32.2 million, or 3.34 percent in six months ended June 30, 2011 compared to the same period a year ago.  The decrease in average deposits at June 30, 2011 compared to June 30, 2010 was primarily in time deposits.

The Company supplements deposit sources with brokered deposits.  As of June 30, 2011, the Company had $32.22 million, or 3.22 percent of total deposits, in brokered certificates of deposit attracted by external third parties.

Part I (Continued)
Item 2 (Continued)

Off-Balance-Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of June 30, 2011.  Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payments Due by Period

	1 Year or Less		More than 1 Year but Less Than 3 Years		3 Years or More but Less Than 5 Years		5 Years or More	Total
Contractual obligations:
Subordinated debentures	$	----	$	----	$	----	$24,229	$24,229
Federal Home Loan Bank advances		36,000		5,000		----	30,000	71,000
Operating leases		129		159		----	----	288
Deposits with stated maturity dates		464,843		163,680		11,833	163	640,519

		500,972		168,839		11,833	54,392	736,036
Other commitments:
Loan commitments		48,817		----		----	----	48,817
Standby letters of credit		1,569		----		----	----	1,569

		50,386		----		----	----	50,386
Total contractual obligations and Other commitments		$551,358		$168,839		$11,833	$54,392	$786,422

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

Loan Commitments. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for possible loan losses. Loan commitments outstanding at June 30, 2011 are included in the table above.

Standby Letters of Credit.  Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. The Company’s policies generally require that standby letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. The Company did not have any standby letters of credit at June 30, 2011.

Capital and Liquidity

At June 30, 2011, stockholders’ equity totaled $95.6 million compared to $93.0 million at December 31, 2010. In addition to net income of $1.6 million, other significant changes in stockholders’ equity during six months ended June 30, 2011 included $700 thousand of preferred stock dividends declared and an increase of $21 thousand resulting from the amortization of the stock grant plan.  The accumulated other comprehensive income (loss) component of stockholders’ equity totaled $1.12 million at June 30, 2011 compared to $(600) thousand at December 31, 2010. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale. Under regulatory requirements, the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. Tier 1 capital consists of common stock and qualifying preferred stockholders’ equity less goodwill.  Tier 2 capital consists of certain convertible, subordinated and other qualifying debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets.  The Company has no Tier 2 capital other than the allowance for loan losses and gain on marketable equity securities.

Part I (Continued)
Item 2 (Continued)

Using the capital requirements presently in effect, the Tier 1 ratio as of June 30, 2011 was 14.57 percent and total Tier 1 and 2 risk-based capital was 15.83 percent.  Both of these measures compare favorably with the regulatory minimum to be adequately capitalized  of 4 percent for Tier 1 and 8 percent for total risk-based capital.  The Company’s Tier 1 leverage ratio as of June 30, 2011 was 8.73 percent, which exceeds the required ratio standard of 4 percent.

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

The investment portfolio provides a ready means to raise cash if liquidity needs arise.  As of June 30, 2011, the Company held $314.7 million in bonds (excluding FHLB stock), at current market value in the available for sale portfolio.  At December 31, 2010, the available for sale bond portfolio totaled $303.8 million.  Only marketable investment grade bonds are purchased.  Although most of the banks’ bond portfolios are encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for a sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it primarily determines the Company’s liquidity posture.  Colony had ratios of loans to deposits of 75.7 percent as of June 30, 2011 and 76.8 percent at December 31, 2010.  Management employs alternative funding sources when deposit balances will not meet loan demands.  The ratios of loans to all funding sources (excluding Subordinated Debentures) at June 30, 2011 and December 31, 2010 were 70.7 percent and 70.5 percent, respectively.  Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources.  The stability of the banks’ core deposit base is an important factor in Colony’s liquidity position.  A heavy percentage of the deposit base is comprised of accounts of individuals and small business with comprehensive banking relationships and limited volatility.  At June 30, 2011 and December 31, 2010, Colony had $277.7 million and $298.0 million in certificates of deposit of $100,000 or more.  These larger deposits represented 27.7 percent and 28.1 percent of respective total deposits.  Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed.  Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

As of June 30, 2011, the Company had $32.22 million, or 3.22 percent of total deposits, in brokered certificates of deposit attracted by external third parties.  Additionally, Colony uses external wholesale or Internet services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed.  As of June 30, 2011, the Company had $49.9 million, or 4.98 percent of total deposits in internet deposits.

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

Part I (Continued)
Item 2 (Continued)

Return on Assets and Stockholders’ Equity

The following table presents selected financial ratios for each of the periods indicated.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010

Return on Average Assets (1)	0.06%	0.05%	0.14%	0.08%

Return on Average Total Equity (1)	0. 81%	0.72%	1.92%	1.09%

Average Total Equity to Average Assets	7.59%	7.45%	7.48%	7.20%

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

The Bank has also agreed to have and maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as follows:  Tier 1 capital to total average assets of 8% and total risk-based capital to total risk-weighted assets of 10%.  At June 30, 2011, the Bank’s capital ratios were 8.53% and 15.49%, respectively.

Part I (Continued)
Item 2 (Continued)

General

Colony Bankcorp, Inc. (the “Company” or “Colony”) is a Georgia business corporation which was incorporated on November 8, 1982.  The Company was organized for the purpose of operating as a bank holding company under the Federal Bank Holding Company Act of 1956, as amended, and the bank holding company laws of Georgia (Georgia Laws 1976, p. 168, et. seq.).  On July 22, 1983, the Company, after obtaining the requisite regulatory approvals, acquired 100 percent of the issued and outstanding common stock of Colony Bank (formerly Colony Bank of Fitzgerald and The Bank of Fitzgerald), Fitzgerald, Georgia, through the merger of the Bank with a subsidiary of the Company which was created for the purpose of organizing the Bank into a one-bank holding company.  Since that time, Colony Bank has operated as a wholly-owned subsidiary of the Company.  Our business is conducted primarily through our wholly-owned subsidiary, which provides a broad range of banking services to its retail and commercial customers.  The company headquarters are located at 115 South Grant Street, Fitzgerald, Georgia 31750, its telephone number is 229-426-6000 and its Internet address is http://www.colonybank.com.  We operate twenty-nine domestic banking offices and one mortgage company office and at June 30, 2011, we had approximately $1.2 billion in total assets, $743.7 million in total loans, $1.0 billion in total deposits and $95.6 million in stockholder’s equity.  Deposits are insured, up to applicable limits, by the Federal Deposit Insurance Corporation.

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

On April 2, 1998, the Company was listed on Nasdaq Global Market.  The Company’s common stock trades on the Nasdaq Stock Market under the symbol “CBAN”.  The Company presently has approximately 2,125 shareholders as of June 30, 2011.  “The Nasdaq Stock Market” or “Nasdaq” is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting and order execution systems.  This market also provides specialized automation services for screen-based negotiations of transactions, on-line comparison of transactions, and a range of informational services tailored to the needs of the securities industry, investors and issuers.  The Nasdaq Stock Market is operated by The Nasdaq Stock Market, Inc., a wholly-owned subsidiary of the National Association of Securities Dealers, Inc.

Part I (Continued)
Item 3

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

AVERAGE BALANCE SHEETS	Six Months Ended			Six Months Ended
	June 30, 2011			June 30, 2010
($ in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Interest and fees
Taxable (1)	$785,206	$22,760	5.80%	$886,999	$26,538	5.98%
Investment Securities
Taxable	299,781	3,744	2.50%	271,379	3,767	2.78%
Tax-Exempt (2)	3,111	80	5.14%	2,180	65	5.96%
Total Investment Securities	302,892	3,824	2.53%	273,559	3,832	2.80%
Interest-Bearing Deposits	24,220	26	0.21%	18,717	17	0.18%
Federal Funds Sold	56,145	72	0.26%	32,483	40	0.25%
Interest-Bearing Other Assets	5,981	24	0.80%	6,345	8	0.25%
Total Interest-Earning Assets	1,174,444	$26,706	4.55%	1,218,103	$30,435	5.00%
Non-interest-Earning Assets
Cash and Cash Equivalents	19,700			19,710
Allowance for Loan Losses	(24,183)			(31,470)
Other Assets	74,354			82,170
Total Noninterest-Earning Assets	69,871			70,410
Total Assets	$1,244,315			$1,288,513
Liabilities and Stockholders' Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$270,649	$638	0.47%	$254,099	$909	0.72%
Other Time	663,038	6,466	1.95%	711,834	7,961	2.24%
Total Interest-Bearing Deposits	933,687	7,104	1.52%	965,933	8,870	1.84%
Other Interest-Bearing Liabilities
Other Borrowed Money	72,451	1,529	4.22%	91,570	1,586	3.46%
Subordinated Debentures	24,229	252	2.08%	24,229	248	2.05%
Federal Funds Purchased and Repurchase Agreements	19,890	338	3.40%	29,175	368	2.52%
Total Other Interest-Bearing Liabilities	116,570	2,119	3.64%	144,974	2,202	3.04%
Total Interest-Bearing Liabilities	1,050,257	$9,223	1.76%	1,110,907	$11,072	1.99%
Noninterest-Bearing Liabilities and Stockholders' Equity
Demand Deposits	96,709			80,332
Other Liabilities	4,294			4,565
Stockholders' Equity	93,055			92,709
Total Noninterest-Bearing Liabilities and Stockholders' Equity	194,058			177,606
Total Liabilities and Stockholders' Equity	$1,244,315			$1,288,513

Interest Rate Spread			2.79%			3.01%
Net Interest Income		$17,483			$19,363
Net Interest Margin			2.98%			3.18%

(1)
The average balance of loans includes the average balance of nonaccrual loans.  Income on such loans is recognized and recorded on the cash basis.  Taxable equivalent adjustments totaling $57 and $67 for six month periods ended June 30, 2011 and 2010, respectively, are included in tax-exempt interest on loans.

(2)
Taxable-equivalent adjustments totaling $27 and $22 for six month periods ended June 30, 2011 and 2010, respectively, are included in tax-exempt interest on investment securities.  The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

Part I (Continued)
Item 3

Colony Bankcorp, Inc. and Subsidiary
Interest Rate Sensitivity

The following table is an analysis of the Company’s interest rate-sensitivity position at June 30, 2011.  The interest-bearing rate-sensitivity gap, which is the difference between interest-earning assets and interest-bearing liabilities by repricing period, is based upon maturity or first repricing opportunity, along with a cumulative interest rate-sensitivity gap.  It is important to note that the table indicates a position at a specific point in time and may not be reflective of positions at other times during the year or in subsequent periods.  Major changes in the gap position can be, and are, made promptly as market outlooks change.

	Assets and Liabilities Repricing Within

	3 Months or Less	4 to 12 Months		1 Year	1 to 5 Years		Over 5 Years	Total
($ in Thousands)

EARNING ASSETS:
Interest-Bearing Deposits	$28,624	$	---	$28,624	$	---	---	$28,624
Federal Funds Sold	10,000		---	10,000		---	---	10,000
Investment Securities	985		9,124	10,109		174,822	129,829	314,760
Loans, Net of Unearned Income	305,509		174,117	479,626		269,748	9,676	759,050
Other Interest-Bearing Assets	5,735		---	5,735		---	---	5,735
Securities Purchased Under Agreements to Resell	5,000		---	5,000		---	---	5,000

Total Interest-Earning Assets	355,853		183,241	539,094		444,570	139,505	1,123,169

INTEREST-BEARING LIABILITIES:
Interest-Bearing Demand Deposits (1)	228,097		---	228,097		---	---	228,097
Savings (1)	41,009		---	41,009		---	---	41,009
Time Deposits	161,980		302,863	464,843		175,513	163	640,519
Other Borrowings (2)	---		36,000	36,000		5,000	30,000	71,000
Subordinated Debentures	24,229		---	24,229		---	---	24,229

Total Interest-Bearing Liabilities	455,315		338,863	794,178		180,513	30,163	1,004,854

Interest Rate-Sensitivity Gap	(99,462)		(155,622)	(255,084)		264,057	109,342	118,315

Cumulative Interest-Sensitivity Gap	(99,462)		(255,084)	(255,084)		8,973	118,315

Interest Rate-Sensivitiy Gap as a Percentage of Interest-Earning Assets	(8.85)%		(13.86)%	(22.71)%		23.51%	9.73%

Cumulative Interest Rate-Sensitivity as as a Percentage of Interest-Earning Assets	(8.85)%		(22.71)%	(22.71)%		0.80%	10.53%

(1)  Interest-bearing Demand and Savings Accounts for repricing purposes are considered to reprice within 3 months or less.
(2)  Short-term borrowings for repricing purposes are considered to reprice within 3 months or less.

Part I (Continued)
Item 3 (Continued)

The foregoing table indicates that we had a one year negative gap of ($255) million, or (22.71) percent of total assets at June 30, 2011.  In theory, this would indicate that at June 30, 2011, $255 million more in liabilities than assets would reprice if there were a change in interest rates over the next 365 days.  Thus, if interest rates were to increase, the gap would indicate a resulting decrease in net interest margin.  However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity.  In addition, the interest rate spread between an asset and our supporting liability can vary significantly while the timing of repricing of both the assets and our supporting liability can remain the same, thus impacting net interest income.  This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposits.

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

The Company utilizes FTN Asset/Liability Management Analysis for a more dynamic analysis of balance sheet structure.  The Company has established earnings at risk for net-interest income in a +/- 200 basis point rate shock to be no more than a fifteen percent decline.  The most recent analysis as of March 31, 2011 indicates that net interest income would deteriorate 21.65 percent with a 200 basis point decrease and would improve 8.79 percent with a 200 basis point increase.  The increased exposure to declining rates is mitigated by the low likelihood of a further decline of 200 basis points from the current rate levels.  The Company has established equity at risk in a +/- 200 basis points rate shock to be no more than a twenty percent decline.  The most recent analysis as of March 31, 2011 indicates that net economic value of equity percentage change would decrease 7.37 percent with a 200 basis point increase and would decrease 9.83 percent with a 200 basis point decrease.  The Company has established its one year gap to be 0.80 percent to 1.20 percent.  The most recent analysis as of March 31, 2011 indicates a one year gap of 0.88 percent.  The analysis suggests net interest margin compression in a declining interest rate environment.  Given that interest rates have basically “bottomed-out” with the recent Federal Reserve action, the Company is anticipating interest rates to increase in the future though we believe that interest rates will remain flat most of 2011.  The Company is focusing on areas to minimize margin compression in the future by minimizing longer term fixed rate loans, shortening on the yield curve with investments, securing longer term FHLB advances, securing brokered certificates of deposit for longer terms and focusing on reduction of nonperforming assets.

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

During the quarter ended June 30, 2011, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

31.1  Certificate of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley  Act of 2002

31.2  Certificate of Chief Financial Officer Pursuant to Section 302 of Sarbanes – Oxley  Act of 2002

32.1  Certification of Chief Executive Officer and Chief Financial Officer Pursuant to  Section 906of the Sarbanes-Oxley Act of 2002

101.INS    XBRL Instance Document

101.SCH  XBRL Schema Document

101.CAL  XBRL Calculation Linkbase Document

101.LAB  XBRL Label Linkbase Document

101.PRE  XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Colony Bankcorp, Inc.

/s/ Al D. Ross
Date: August 12, 2011	Al D. Ross,
President and Chief Executive Officer

/s/ Terry L. Hester
Date: August 12, 2011	Terry L. Hester, Executive Vice President and
Chief Financial Officer