Form 10-Q
period 2011-09-30
COLONY BANKCORP INC
filed 2011-11-10
CIK 711669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR QUARTER ENDED SEPTEMBER 30, 2011	COMMISSION FILE NUMBER 0-12436

COLONY BANKCORP, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

GEORGIA	58-1492391
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).

YES     ☐                 NO    ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS	OUTSTANDING AT NOVEMBER 10, 2011
COMMON STOCK, $1 PAR VALUE	8,439,258

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

PART 1.   FINANCIAL INFORMATION
ITEM 1

FINANCIAL STATEMENTS

THE FOLLOWING FINANCIAL STATEMENTS ARE PROVIDED FOR COLONY BANKCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY BANK, COLONY BANK

A.	CONSOLIDATED BALANCE SHEETS – SEPTEMBER 30, 2011 AND DECEMBER 31, 2010.

B.	CONSOLIDATED STATEMENTS OF INCOME – FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010.

C.	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010.

D.	CONSOLIDATED STATEMENTS OF CASH FLOWS – FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010.

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING SOLELY OF NORMAL RECURRING ADJUSTMENTS) NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2011 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

Part I (Continued)
Item 1  (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(DOLLARS IN THOUSANDS)

	September 30, 2011	December 31, 2010
ASSETS	(Unaudited)	(Audited)

Cash and Cash Equivalents
Cash and Due from Banks	$16,777	$16,613
Federal Funds Sold	10,561	32,536
Securities Purchased Under Agreement to Resell	--	5,000
	27,338	54,149
Interest-Bearing Deposits	4,409	50,727
Investment Securities
Available for Sale, at Fair Value	313,119	303,838
Held to Maturity, at Cost (Fair Value of $48 and $53, as of September 30, 2011 and December 31, 2010, Respectively)	49	48
	313,168	303,886

Federal Home Loan Bank Stock, at Cost	5,573	6,063
Loans	740,999	813,250
Allowance for Loan Losses	(16,910)	(28,280)
Unearned Interest and Fees	(59)	(61)
	724,030	784,909
Premises and Equipment	26,024	27,148
Other Real Estate	20,662	20,208
Other Intangible Assets	268	295
Other Assets	24,511	28,273
Total Assets	$1,145,983	$1,275,658

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest-Bearing	$88,491	$102,959
Interest-Bearing	859,865	956,165
	948,356	1,059,124
Borrowed Money
Securities Sold Under Agreements to Repurchase	--	20,000
Subordinated Debentures	24,229	24,229
Other Borrowed Money	71,000	75,076
	95,229	119,305

Other Liabilities	4,467	4,271
Commitments and Contingencies
Stockholders' Equity
Preferred Stock, Par Value $1,000 a Share; Authorized 10,000,000 Shares, Issued 28,000 Shares	27,623	27,506
Common Stock, Par Value $1 a Share; Authorized 20,000,000 Shares, Issued 8,442,258 and 8,442,958 Shares as of September 30, 2011 and December 31, 2010, Respectively	8,442	8,443
Paid-In Capital	29,166	29,171
Retained Earnings	29,466	28,479
Restricted Stock - Unearned Compensation	(10)	(41)
Accumulated Other Comprehensive Income (Loss), Net of Tax	3,244	(600)
	97,931	92,958
Total Liabilities and Stockholders' Equity	$1,145,983	$1,275,658

The accompanying notes are an integral part of these statements.

Part I (Continued)
Item 1  (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	9/30/2011	9/30/2010	9/30/2011	9/30/2010
Interest Income
Loans, Including Fees	$10,920	$12,899	$33,623	$39,370
Federal Funds Sold	19	28	91	68
Deposits with Other Banks	11	10	37	27
Investment Securities
U.S. Government Agencies	1,703	1,448	5,397	5,119
State, County and Municipal	44	26	102	74
Corporate Obligations and Asset-Backed Securities	23	23	68	113
Dividends on Other Investments	12	7	36	15
	12,732	14,441	39,354	44,786
Interest Expense
Deposits	3,124	4,309	10,228	13,179
Federal Funds Purchased	--	182	338	549
Borrowed Money	865	888	2,646	2,722
	3,989	5,379	13,212	16,450

Net Interest Income	8,743	9,062	26,142	28,336
Provision for Loan Losses	2,250	4,200	6,000	10,850
Net Interest Income After Provision for Loan Losses	6,493	4,862	20,142	17,486

Noninterest Income
Service Charges on Deposits	835	879	2,391	2,722
Other Service Charges, Commissions and Fees	296	291	941	849
Mortgage Fee Income	57	89	161	229
Securities Gains	813	922	1,945	1,800
Other	422	483	1,760	1,623
	2,423	2,664	7,198	7,223
Noninterest Expenses
Salaries and Employee Benefits	3,639	3,474	10,778	10,538
Occupancy and Equipment	1,040	1,149	3,084	3,355
Other	3,411	4,492	10,385	11,231
	8,090	9,115	24,247	25,124

Income (Loss) Before Income Taxes	826	(1,589)	3,093	(415)
Income Taxes (Benefits)	268	(555)	940	(586)
Net Income (Loss)	558	(1,034)	2,153	171
Preferred Stock Dividends	350	350	1,050	1,050
Net Income (Loss) Available to Common Stockholders	$208	$(1,384)	$1,103	$(879)
Net Income (Loss) Per Share of Common Stock
Basic	$0.02	$(0.16)	$0.13	$(0.11)
Diluted	$0.02	$(0.16)	$0.13	$(0.11)
Cash Dividends Declared Per Share of Common Stock	$0.00	$0.00	$0.00	$0.00
Weighted Average Basic Shares Outstanding	8,442,278	8,447,855	8,441,070	8,049,267
Weighted Average Diluted Shares Outstanding	8,442,278	8,447,855	8,441,070	8,049,267

The accompanying notes are an integral part of these statements.

Part I (Continued)
Item 1  (Continued)

COLONY BANKCORP INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	09/30/11	09/30/10	09/30/11	09/30/10

Net Income (Loss)	$558	$(1,034)	$2,153	$171

Other Comprehensive Income (Loss), Net of Tax
Gains (Losses) on Securities Arising During the Year	2,663	(161)	5,128	3,654
Reclassification Adjustment	(537)	(609)	(1,284)	(1,188)

Change in Net Unrealized Gains (Losses) on Securities Available for Sale, Net of Reclassification Adjustment and Tax Effect	2,126	(770)	3,844	2,466

Comprehensive Income (Loss)	$2,684	$(1,804)	$5,997	$2,637

The accompanying notes are an integral part of these statements.

Part I (Continued)
Item 1  (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,153	$171
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	1,389	1,631
Provision for Loan Losses	6,000	10,850
Securities Gains	(1,945)	(1,800)
Amortization and Accretion	2,538	2,982
Loss on Sale of Other Real Estate and Repossessions	996	1,691
Unrealized Loss on Other Real Estate	481	824
(Increase) Decrease in Cash Surrender Value of Life Insurance	(120)	1
Other Prepaids, Deferrals and Accruals, Net	1,995	6,255
Gain on Sale of Property and Equipment	2	2
	13,489	22,607
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Investment Securities Available for Sale	(286,202)	(250,973)
Proceeds from Maturities, Calls, and Paydowns of
Investment Securities:
Available for Sale	31,268	38,636
Held to Maturity	6	8
Proceeds from Sale of Investment Securities
Available for Sale	251,044	211,597
(Increase) Decrease in Interest-Bearing Deposits in Other Banks	46,318	(14,806)
Decrease in Net Loans to Customers	45,342	54,488
Purchase of Premises and Equipment	(267)	(384)
Proceeds from Sale of Other Real Estate and Repossessions	7,593	8,794
Federal Home Loan Bank Stock	490	45
Proceeds from Sale of Premises and Equipment	2	--
	95,594	47,405
CASH FLOWS FROM FINANCING ACTIVITIES
Noninterest-Bearing Customer Deposits	(14,468)	(8,103)
Interest-Bearing Customer Deposits	(96,300)	(44,265)
Securities Sold Under Agreements to Repurchase	(20,000)	(15,000)
Dividends Paid On Preferred Stock	(1,050)	(1,050)
Proceeds from Issuance of Common Stock	--	5,078
Principal Payments on Other Borrowed Money	(4,076)	(39,000)
Proceeds from Other Borrowed Money	--	19,000
Proceeds from Secured Borrowings	--	5,469
	(135,894)	(77,871)

Net (Decrease) in Cash and Cash Equivalents	(26,811)	(7,859)
Cash and Cash Equivalents at Beginning of Period	54,149	42,429
Cash and Cash Equivalents at End of Period	$27,338	$34,570

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

Concentrations of Credit Risk

Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions.  The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk, particularly with the current economic downturn in the real estate market.  At September 30, 2011, approximately 85 percent of the Company’s loan portfolio was concentrated in loans secured by real estate.  A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector.  The continued downturn of the housing and real estate market that began in 2007 has resulted in an increase of problem loans secured by real estate.  These loans are centered primarily in the Company’s larger MSA markets.  Declining collateral real estate values that secure land development, construction and speculative real estate loans in the Company’s larger MSA markets have resulted in high loan loss provisions in recent years.  In addition, a large portion of the Company’s foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions.  Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.

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

Part I (Continued)
Item 1  (Continued)

(1)  Summary of Significant Accounting Policies (Continued)

Loans Modified in a Troubled Debt Restructuring (TDR)

Loans are considered to have been modified in a TDR when due to a borrower’s financial difficulty, the Company makes certain concessions to the borrower that it would not otherwise consider for new debt with similar risk characteristics.  Modifications may include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of the collateral.  Generally, a non-accrual loan that has been modified in a TDR remains on non-accrual status for a period of 6 months to demonstrate that the borrower is able to meet the terms of the modified loan.  However, performance prior to the modification, or significant events that coincide with the modification, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of loan modification or after a shorter performance period.  If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains on non-accrual status.  Once a loan is modified in a troubled debt restructuring it is accounted for as an impaired loan, regardless of its accrual status, until the loan is paid in full, sold or charged off.

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

During 2011, the Company continues its methodology regarding the look-back period for charge-off experience to one year.  The current methodology resulted in significant loan loss provisions for 2010 and 2009.

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

Part I (Continued)
Item 1  (Continued)

(1)  Summary of Significant Accounting Policies (Continued)

Depreciation is charged to operations over the estimated useful lives of the assets. The estimated useful lives and methods of depreciation are as follows

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

ASU No. 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”  ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings.  In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist: (a) the restructuring constitutes a concession: and (b) the debtor is experiencing financial difficulties.  ASU 2011-02 became effective for the Corporation on July 1, 2011, and applied retrospectively to restructurings

Part I (Continued)
Item 1  (Continued)

(1)  Summary of Significant Accounting Policies (Continued)

Accounting Standards Updates (Continued)

occurring on or after January 1, 2011.  Adoption of ASU 2011-02 did not have a significant impact on the Corporation’s financial statements.

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

ASU No. 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.”  ASU 2011-04 amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards.  ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures.  ASU 2011-04 is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Corporation’s financial statements.

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

(2)  Cash and Balances Due from Banks

Components of cash and balances due from banks are as follows as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Cash on Hand and Cash Items	$7,835	$8,898
Noninterest-Bearing Deposits with Other Banks	8,942	7,715
	$16,777	$16,613

The Company is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank based on a percentage of deposits.  Reserve balances totaled $1.0 million and $916 thousand at September 30, 2011 and December 31, 2010.

Part I (Continued)
Item 1  (Continued)

(3)  Investment Securities

Investment securities as of September 30, 2011 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale:

U.S. Government Agencies Mortgage-Backed	$299,085	$5,148	$(50)	$304,183
State, County & Municipal	6,639	81	(32)	6,688
Corporate Obligations	2,000	127	(11)	2,116
Asset-Backed Securities	479	--	(347)	132
	$308,203	$5,356	$(440)	$313,119
Securities Held to Maturity:
State, County and Municipal	$49	$--	$(1)	$48

The amortized cost and fair value of investment securities as of September 30, 2011, by contractual maturity, are shown hereafter.  Expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due After One Year Through Five Years	$831	$842	$49	$48
Due After Five Years Through Ten Years	5,490	5,650	--	--
Due After Ten Years	2,797	2,444	--	--
	9,118	8,936	49	48

Mortgage-Backed Securities	299,085	304,183	--	--
	$308,203	$313,119	$49	$48

Investment securities as of December 31, 2010 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale:

U.S. Government Agencies Mortgage-Backed	$299,019	$1,763	$(2,319)	$298,463
State, County & Municipal	3,248	35	(27)	3,256
Corporate Obligations	2,000	102	(115)	1,987
Asset-Backed Securities	479	--	(347)	132
	$304,746	$1,900	$(2,808)	$303,838

Securities Held to Maturity:
State, County and Municipal	$48	$5	$--	$53

Proceeds from the sale of investments available for sale during first nine months of 2011 totaled $251,044 compared to $211,597 for the first nine months of 2010.  The sale of investments available for sale during 2011 resulted in gross realized gains of $1,947 and gross realized losses of $(2) and the sale of investments available for sale during 2010 resulted in gross realized gain of $1,800 and losses of $0.

Part I (Continued)
Item 1  (Continued)

(3)  Investment Securities (Continued)

Nonaccrual securities are securities for which principal and interest are doubtful of collection in accordance with original terms and for which accruals of interest have been discontinued due to payment delinquency.  Fair value of securities on nonaccrual status totaled $132 and $132 as of September 30, 2011 and December 31, 2010, respectively.

Investment securities having a carry value approximating $96,497 and $123,789 as of September 30, 2011 and December 31, 2010, respectively, were pledged to secure public deposits and for other purposes.

Information pertaining to securities with gross unrealized losses at September 30, 2011 and December 31, 2010 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

September 30, 2011

U.S. Government Agencies Mortgage-Backed	$27,184	$(48)	$1,950	$(2)	$29,134	$(50)
State, County and Municipal	1,521	(31)	78	(2)	1,599	(33)
Corporate Obligations	--	--	989	(11)	989	(11)
Asset-Backed Securities	--	--	132	(347)	132	(347)
	$28,705	$(79)	$3,149	$(362)	$31,854	$(441)

December 31, 2010

U.S. Government Agencies Mortgage-Backed	$152,287	$(2,319)	$--	$--	$152,287	$(2,319)
State, County and Municipal	1,777	(27)	--	--	1,777	(27)
Corporate Obligations	--	--	885	(115)	885	(115)
Asset-Backed Securities	--	--	132	(347)	132	(347)
	$154,064	$(2,346)	$1,017	$(462)	$155,081	$(2,808)

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

At September 30, 2011, the debt securities with unrealized losses have depreciated 1.37 percent from the Company’s amortized cost basis.  These unrealized losses relate principally to current interest rates for similar types of securities.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition.  As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

Part I (Continued)
Item 1  (Continued)

(4)  Loans

The following table presents the composition of loans segregated by class of loans, as of September 30, 2011 and December 31, 2010.

	September 30, 2011	December 31, 2010
Commercial and Industrial
Commercial	$51,652	$53,220
Industrial	13,772	10,552

Real Estate
Commercial Construction	63,104	72,309
Residential Construction	2,628	4,373
Commercial	320,122	362,878
Residential	195,433	207,472
Farmland	47,686	52,778

Consumer and Other
Consumer	30,938	33,564
Other	15,664	16,104

Total Loans	$740,999	$813,250

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

The Company uses a risk grading matrix to assign a risk grade to each of its loans.  Loans are graded on a scale of 1 to 8.  A description of the general characteristics of the grades is as follows:

•
Grades 1 and 2 – Borrowers with these assigned grades range in risk from virtual absence of risk to minimal risk.  Such loans may be secured by Company-issued and controlled certificates of deposit or properly margined equity securities or bonds.  Other loans comprising these grades are made to companies that have been in existence for a long period of time with many years of consecutive profits and strong equity, good liquidity, excellent debt service ability and unblemished past performance, or to exceptionally strong individuals with collateral of unquestioned value that fully secures the loans.  Loans in this category fall into the “pass” classification.

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

The following table presents the loan portfolio by credit quality indicator (risk grade) as of September 30, 2011 and December 31, 2010.  Those loans with a risk grade of 1, 2, 3 or 4 have been combined in the pass column for presentation purposes.

September 30, 2011
	Pass	Special Mention	Substandard	Total Loans
Commercial and Industrial
Commercial	$45,872	$947	$4,833	$51,652
Industrial	13,285	14	473	13,772

Real Estate
Commercial Construction	29,186	2,963	30,955	63,104
Residential Construction	2,323	305	--	2,628
Commercial	268,519	12,665	38,938	320,122
Residential	177,106	7,597	10,730	195,433
Farmland	45,651	1,124	911	47,686

Consumer and Other
Consumer	29,798	364	776	30,938
Other	15,417	110	137	15,664

Total Loans	$627,157	$26,089	$87,753	$740,999

December 31, 2010
	Pass	Special Mention	Substandard	Total Loans
Commercial and Industrial
Commercial	$48,732	$2,498	$1,990	$53,220
Industrial	10,059	169	324	10,552

Real Estate
Commercial Construction	33,523	10,064	28,722	72,309
Residential Construction	3,974	204	195	4,373
Commercial	294,186	11,847	56,845	362,878
Residential	183,518	9,196	14,758	207,472
Farmland	49,500	1,838	1,440	52,778

Consumer and Other
Consumer	32,046	727	791	33,564
Other	14,553	1,186	365	16,104

Total Loans	$670,091	$37,729	$105,430	$813,250

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

Part I (Continued)
Item 1  (Continued)

(4) Loans (Continued)

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

The following table represents an age analysis of past due loans and nonaccrual loans, segregated by class of loans, as of September 30, 2011 and December 31, 2010:

September 30, 2011
	Accruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Total Accruing Loans Past Due	Nonaccrual Loans	Current Loans	Total Loans
Commercial and Industrial
Commercial	$1,700	$--	$1,700	$1,464	$48,488	$51,652
Industrial	16	--	16	239	13,517	13,772

Real Estate
Commercial Construction	242	--	242	28,442	34,420	63,104
Residential Construction	--	--	--	--	2,628	2,628
Commercial	6,506	--	6,506	7,387	306,229	320,122
Residential	2,078	--	2,078	3,911	189,444	195,433
Farmland	77	--	77	487	47,122	47,686

Consumer and Other
Consumer	380	--	380	170	30,388	30,938
Other	681	--	681	48	14,935	15,664

Total Loans	$11,680	$--	$11,680	$42,148	$687,171	$740,999

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

Nonaccrual loans are loans for which principal and interest are doubtful of collection in accordance with original loan terms and for which accruals of interest have been discontinued due to payment delinquency.  Nonaccrual loans totaled $42,148 and $28,902 as of September 30, 2011 and December 31, 2010, respectively, and total recorded investment in loans past due 90 days or more and still accruing interest approximated $0 and $19, respectively.  During its review of impaired loans, the company determined the majority of its exposures on these loans were known losses.  As a result, the exposures were charged off, reducing the specific allowances on impaired loans.

During the first quarter, as a result of recently issued guidance regarding troubled debt restructurings, the Company reviewed its policy for designating loans as impaired.  As a result of this review, the Company identified additional loans which are now included in the impaired loan disclosures that were not previously reported as impaired.  The loans identified were those troubled debt restructurings which were on accrual status.  The inclusion of these accruing troubled debt restructurings in the impaired loan disclosures for September 30, 2011 did not have an impact on the allowance for loan losses.

Part I (Continued)
Item 1  (Continued)

(4) Loans (Continued)

The following table details impaired loan data as of September 30, 2011:

September 30, 2011
			Average	Interest	Interest
	Impaired	Related	Recorded	Income	Income
	Balance	Allowance	Investment	Recognized	Collected

With No Related Allowance Recorded
Commercial	$1,643	$--	$735	$39	$46
Agricultural	238	--	249	(29)	--
Commercial Construction	19,155	--	13,480	116	150
Commercial Real Estate	31,854	--	26,242	599	615
Residential Real Estate	3,737	--	3,590	30	46
Farmland	487	--	381	48	66
Consumer	159	--	174	5	6
Other	48	--	38	2	2

	57,321	--	44,889	810	931

With An Allowance Recorded
Commercial	59	39	27	3	3
Commercial Construction	9,998	5,836	10,131	12	53
Commercial Real Estate	3,054	824	6,599	66	79
Residential Real Estate	5,345	523	3,798	197	181
Consumer	11	5	4	1	1
Other	--	--	26	--	--

	18,467	7,227	20,585	279	317

Total
Commercial	1,702	39	762	42	49
Agricultural	238	--	249	(29)	--
Commercial Construction	29,153	5,836	23,611	128	203
Commercial Real Estate	34,908	824	32,841	665	694
Residential Real Estate	9,082	523	7,388	227	227
Farmland	487	--	381	48	66
Consumer	170	5	178	6	7
Other	48	--	64	2	2

	$75,788	$7,227	$65,474	$1,089	$1,248

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

Part I (Continued)
Item 1  (Continued)

(4) Loans (Continued)

Troubled Debt Restructurings (TDRs) are troubled loans on which the original terms have been modified in favor of the borrower or either principal or interest has been forgiven due to deterioration in the borrower’s financial condition.

The following table presents additional information on TDRs including the number of loan contracts restructured during the three and nine months ended September 30, 2011 and the pre and post modification recorded investment.

	Three Months Ending September 30, 2011			Nine Months Ending September 30, 2011
Troubled Debt Restructurings
	# of Contracts	Pre-Modification	Post-Modification	# of Contracts	Pre-Modification	Post-Modification

Commercial	2	$1,414	$1,414	2	$1,414	$1,414
Commercial Construction	----	----	----	3	3,240	1,542
Commercial RE	2	2,797	2,280	9	20,827	15,906
Residential RE				5	1,457	1,408

Total Loans	4	$4,211	$3,694	19	$26,938	$20,270

The following table presents the number of contracts and the recorded investment for those TDRs modified during the previous twelve months which subsequently defaulted during the period.  Loans modified in a troubled debt restructuring are considered to be in default once the loan becomes 90 days past due.

	Three Months Ending September 30, 2011		Nine Months Ending September 30, 2011
Troubled Debt Restructurings
That Subsequently Defaulted
	# of Contracts	Recorded Investment	# of Contracts	Recorded Investment

Commercial Construction	3	$4,475	3	$4,475
Commercial RE	----	----	2	1,151

Total Loans	3	$4,475	5	$5,626

The Company does not have any unfunded commitments to lend to a customer that has a troubled debt restructured loan as of September 30, 2011.

 (5)  Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses, segregated by class of loan, for September 30, 2011 and September 30, 2010.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other loan categories and periodically may result in reallocation within the provision categories.

Part I (Continued)
Item 1  (Continued)

(5)  Allowance for Loan Losses (Continued)

Transactions in the allowance for loan losses are summarized below for nine months ended September 30, 2011 as follows:

September 30, 2011
	Beginning				Ending
	Balance	Charge-Offs	Recoveries	Provision	Balance

Commercial and Industrial
Commercial	$4,415	$(718)	$124	$(1,591)	$2,230
Industrial	698	(455)	401	(257)	387

Real Estate
Commercial Construction	4,126	(4,218)	548	4,217	4,673
Residential Construction	520	--	--	(159)	361
Commercial	8,030	(12,175)	517	6,730	3,102
Residential	5,942	(1,291)	120	(910)	3,861
Farmland	944	(61)	1	(317)	567

Consumer and Other
Consumer	3,074	(192)	123	(1,371)	1,634
Other	531	(100)	6	(342)	95

	$28,280	$(19,210)	$1,840	$6,000	$16,910

September 30, 2011
	Ending Balance
	Individually	Collectively
	Evaluated for	Evaluated for
	Impairment	Impairment	Total
Commercial and Industrial
Commercial	$686	$1,544	$2,230
Industrial	7	380	387

Real Estate
Commercial Construction	4,579	94	4,673
Residential Construction	--	361	361
Commercial	1,097	2,005	3,102
Residential	2,994	867	3,861
Farmland	11	556	567

Consumer and Other
Consumer	68	1,566	1,634
Other	--	95	95

Total End of Period Allowance Balance	$9,442	$7,468	$16,910

Total End of Period Loan Balance	$89,614	$651,385	$740,999

The Company determines its individual reserves during its quarterly review of substandard loans.  Although not all loans in the substandard category are considered impaired, this quarterly reassessment often results in the identification of individual reserves which are placed against certain loans as part of management’s allowance for loan loss calculation.

Part I (Continued)
Item 1  (Continued)

(5)  Allowance for Loan Losses (Continued)

Transactions in the allowance for loan losses are summarized below for nine months ended September 30, 2010 as follows:

September 30, 2010
	Beginning				Ending
	Balance	Charge-Offs	Recoveries	Provision	Balance

Commercial and Industrial
Commercial	$3,931	$(428)	$75	$30	$3,608
Industrial	779	(252)	1	27	555

Real Estate
Commercial Construction	7,402	(4,278)	107	3,430	6,661
Residential Construction	448	--	--	(171)	277
Commercial	8,790	(7,163)	140	6,004	7,771
Residential	5,026	(2,280)	435	1,260	4,441
Farmland	942	(233)	--	123	832

Consumer and Other
Consumer	2,826	(365)	230	(193)	2,498
Other	1,257	(511)	25	340	1,111

	$31,401	$(15,510)	$1,013	$10,850	$27,754

September 30, 2010
	Ending Balance
	Individually	Collectively
	Evaluated for	Evaluated for
	Impairment	Impairment	Total
Commercial and Industrial
Commercial	$326	$3,282	$3,608
Industrial	--	555	555

Real Estate
Commercial Construction	3,496	3,165	6,661
Residential Construction	--	277	277
Commercial	4,216	3,555	7,771
Residential	1,799	2,642	4,441
Farmland	--	832	832

Consumer and Other
Consumer	74	2,424	2,498
Other	358	753	1,111

Total End of Period Allowance Balance	$10,269	$17,485	$27,754

Total End of Period Loan Balance	$96,486	$753,497	$849,983

Part I (Continued)
Item 1  (Continued)

(6)  Premises and Equipment

Premises and equipment are comprised of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010

Land	$7,780	$7,788
Building	23,808	23,791
Furniture, Fixtures and Equipment	13,860	13,737
Leasehold Improvements	994	993
	46,442	46,309

Accumulated Depreciation	(20,418)	(19,161)
	$26,024	$27,148

Depreciation charged to operations totaled $1,389 and $1,631 for September 30, 2011 and September 30, 2010, respectively.

Certain Company facilities and equipment are leased under various operating leases.  Rental expense approximated $288 and $281 for nine months ended September 30, 2011 and September 30, 2010, respectively.

(7)  Intangible Assets

The following is an analysis of core deposit intangible asset activity for the nine months ended September 30, 2011 and September 30, 2010:

	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010

Net Core Deposit, Intangible
Balance, Beginning	$295	$331
Amortization Expense	(27)	(27)
Balance, Ending	$268	$304

The following table reflects the expected amortization for the core deposit intangible at September 30, 2011:

2011	$9
2012	36
2013	36
2014	36
2015 and thereafter	151
$268

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

Part I (Continued)
Item 1  (Continued)

(9) Fair Value Measurements (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis – The following table presents the recorded amount of the Company’s assets measured at fair value on a recurring basis as of September 30, 2011 aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair Value Measurements at Reporting Date Using
	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Recurring
Securities Available for Sale
Mortgage-backed	$304,183	$	---		$304,183	$	---
State,County & Municipal	6,688		---		6,688		---
Corporate Obligations	2,116		---		1,127		989
Asset-Backed Securities	132		---		---		132
	$313,119	$	---		$311,998		$1,121

Nonrecurring
Impaired Loans	$75,788	$	---	$	---		$75,788

Other Real Estate	$20,662	$	---		$20,662	$	---

Liabilities

The Company did not identify any liabilities that are required to be presented at fair value.

The table below presents a reconciliation and statement of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2011.

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)	Available for
Sale Securities
(In Thousands)

Balance, Beginning	$1,017
Total Unrealized Gains (Losses) Included In
Net Income	---
Other Comprehensive Income	104
Purchases, Sales, Issuances and Settlements, Net	---
Transfers In and (Out) of Level 3	---

Balance, Ending	$1,121

Part I (Continued)
Item 1  (Continued)

(10) Deposits

The aggregate amount of overdrawn deposit accounts reclassified as loan balances totaled $136 and $250 as of September 30, 2011 and December 31, 2010.

Components of interest-bearing deposits as of September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010
Interest-Bearing Demand	$222,014	$235,855
Savings	41,228	36,630
Time, $100,000 and Over	255,584	298,010
Other Time	341,039	385,670
	$859,865	$956,165

At September 30, 2011 and December 31, 2010, the Company had brokered deposits of $30,595 and $36,329 respectively.  Of the $30,595 brokered deposits at September 30, 2011, $30,595 represented Certificate of Deposits Account Registry Service (CDARS) reciprocal deposits in which customers placed core deposits into the CDARS program for FDIC insurance coverage and the Company received reciprocal brokered deposits in a like amount.  Thus, brokered deposits less the reciprocal deposits totaled $0 at September 30, 2011.  The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $100,000 was approximately $183,732 and $216,656 as of September 30, 2011 and December 31, 2010, respectively.

As of  September 30, 2011 and December 31, 2010,  the scheduled maturities of certificates of deposits are as follows:

Maturity	September 30, 2011	December 31, 2010
One Year and Under	$418,532	$480,446
One to Three Years	165,467	189,879
Three Years and Over	12,624	13,355
	$596,623	$683,680

(11) Securities Sold Under Agreements to Repurchase

The Company paid off the securities sold under repurchase agreements in the amount of $20,000 at June 30, 2011.  Barclay’s Master Repurchase Agreement originated on June 26, 2008 with the initial draw of $20,000 on June 30, 2008.  The Repurchase Agreement matured on June 30, 2011.

At September 30, 2011, the Company had an available line on a Master Repurchase Agreement with South Street Securities totaling $50,000, of which the entire $50,000 was available.  The Repurchase Agreement is overnight borrowing at a floating interest rate.  The Repurchase Agreement is secured by U.S. Government mortgage-backed securities.

(12) Other Borrowed Money

Other borrowed money at September 30, 2011 and December 31, 2010 is summarized as follows:

	September 30, 2011	December 31, 2010
Secured Borrowings	$--	$4,076
Federal Home Loan Bank Advances	71,000	71,000
	$71,000	$75,076

Advances from the Federal Home Loan Bank (FHLB) have maturities ranging from 2012 to 2019 and interest rates ranging from 3.17 percent to 4.75 percent.  Under the Blanket Agreement for Advances and Security Agreement with the FHLB, residential first mortgage loans and cash balances held by the FHLB are pledged as collateral for the FHLB advances outstanding.  At September 30, 2011, the Company had available line of credit commitments totaling $179,150, of which $108,150 was available.  Additional collateral may be required to be pledged in order to utilize the full amount of the remaining credit line.

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

The aggregate stated maturities of  other borrowed money at September 30, 2011 are as follows:

Year	Amount
2011	$--
2012	41,000
2013	--
2014 and Thereafter	30,000
$71,000

The Company also has available federal funds lines of credit with various financial institutions totaling $43,000, of which $0 was outstanding at September 30, 2011.

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

Upon receipt of the aggregate consideration from the Treasury on January 9, 2009, the Company allocated the $28,000 proceeds on a pro rata basis to the Preferred Stock and the Warrant based on relative fair values.  As a result, the Company allocated $27,220 of the aggregate proceeds to the Preferred Stock, and $780 thousand was allocated to the Warrant.  The discount recorded on the Preferred Stock that resulted from allocating a portion of the proceeds to the Warrant is being accreted directly to retained earnings over a 5-year period applying a level yield.

(14) Subordinated Debentures (Trust Preferred Securities)

During the second quarter of 2004, the Company formed a third subsidiary whose sole purpose was to issue $4,500 in Trust Preferred Securities through a pool sponsored by FTN Financial Capital Markets.  The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions.  At September 30, 2011, the floating rate securities had a 3.03 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 2.68 percent.

During the second quarter of 2006, the Company formed a fourth subsidiary whose sole purpose was to issue $5,000 in Trust Preferred Securities through a pool sponsored by SunTrust Capital Markets.  The Trust Preferred Securities have a maturity of 30

Part I (Continued)
Item 1  (Continued)

(14) Subordinated Debentures (Trust Preferred Securities) (Continued)

years and are redeemable after five years with certain exceptions.  At September 30, 2011 the floating-rate securities had a 1.87 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 1.50 percent.

During the first quarter of 2007, the Company formed a fifth subsidiary whose sole purpose was to issue $9,000 in Trust Preferred Securities through a pool sponsored by Trapeza Capital Management, LLC.  The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions.  At September 30, 2011, the floating-rate securities had a 2.02 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 1.65 percent.  Proceeds from this issuance were used to payoff the trust preferred securities with the first subsidiary formed in March 2002 as the Company exercised its option to call.

During the third quarter of 2007, the company formed a sixth subsidiary whose sole purpose was to issue $5,000 in Trust Preferred Securities through a pool sponsored by Trapeza Capital Management, LLC.  The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions.  At September 30, 2011, the floating-rate securities had a 1.65 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 1.40 percent.  Proceeds from this issuance were used to payoff the trust preferred securities with the second subsidiary formed in December 2002 as the Company exercised its option to call.

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

(15)  Restricted Stock – Unearned Compensation

In April 2004, the stockholders of Colony Bankcorp, Inc. adopted a restricted stock grant plan which awards certain executive officers common shares of the Company.  The maximum number of shares which may be subject to restricted stock awards (split-adjusted) is 143,500.  To date, 53,256 shares have been issued under this plan and since the plan’s inception 14,798 shares have been forfeited, thus remaining shares which may be subject to restricted stock awards are 105,042, at September 30, 2011.  During 2011, there has not been any shares of restricted stock issued and 700 shares have been forfeited.  The shares are recorded at fair market value (on the date granted) as a separate component of stockholders’ equity.  The cost of these shares is being amortized against earnings using the straight-line method over three years (the restriction period).

(16) Profit Sharing Plan

The Company has a profit sharing plan that covers substantially all employees who meet certain age and service requirements.  It is the Company’s policy to make contributions to the plan as approved annually by the board of directors.  No provisions for contributions have been made for 2011 and 2010.

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

At September 30, 2011 and December 31, 2010 the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	September 30, 2011	December 31, 2010

Loan Commitments	$41,692	$39,457
Standby Letters of Credit	1,619	1,540

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

The Internal Revenue Service (IRS) completed their examination of Colony Bankcorp, Inc. and subsidiary for the year ended December 31, 2009.  During the second quarter 2011, a net adjustment in the amount of $190 was paid to the IRS to settle certain tax assessments.  The Company intends to pay the tax assessment resulting from other adjustments through the administrative appeals process.  If the Company is not successful in defending its position, additional amounts may be owed to the IRS which would have no material impact on the consolidated financial statements.

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

Liabilities accrued under the plans totaled $1,147 and $1,245 as of September 30, 2011 and December 31, 2010, respectively.  Benefit payments under the contracts were $161 and $163 for the nine month period ended September 30, 2011 and September 30, 2010, respectively.   Provisions charged to operations totaled $75 and $114 for the nine month period ended September 30, 2011 and September 30, 2010, respectively.

Fee income recognized with deferred compensation plans totaled $110 and $126 for nine month period ended September 30, 2011 and September 30, 2010, respectively.

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

The carrying amount and estimated fair values of the Company’s financial instruments as of September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in thousands)

Assets
Cash and Short-Term Investments	$31,747	$31,747	$104,876	$104,876
Investment Securities Available for Sale	313,119	313,119	303,838	303,838
Investment Securities Held to Maturity	49	48	48	53
Federal Home Loan Bank Stock	5,573	5,573	6,063	6,063
Loans, Net	724,030	726,000	784,909	788,455

Liabilities
Deposits	948,356	952,569	1,059,124	1,064,695
Subordinated Debentures	24,229	24,229	24,229	24,229
Securities Sold Under Agreements to Repurchase	--	--	20,000	20,308
Other Borrowed Money	71,000	74,631	75,076	77,119

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

(20) Regulatory Capital Matters

The amount of dividends payable to the parent company from the subsidiary bank is limited by various banking regulatory agencies.  Upon approval by regulatory authorities, the Bank may pay cash dividends to the parent company in excess of regulatory limitations.  Additionally, in the third quarter of 2009, the Company suspended the payment of dividends to common shareholders.  At September 30, 2011, the Company is subject to certain regulatory restrictions that preclude the declaration of or payment of any dividends to its common stockholders, without prior approval from the Federal Reserve Bank.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  The amounts and ratios as defined in regulations are presented hereafter.  Management believes, as of September 30, 2011, the company meets all capital adequacy requirements to which it is subject under the regulatory framework for prompt corrective action.  In the opinion of management, there are no conditions or events since prior notification of capital adequacy from the regulators that have changed the institution’s category.

The following table summarizes regulatory capital information as of September 30, 2011 and December 31, 2010 on a consolidated basis and for each significant subsidiary, as defined.

Part I (Continued)
Item 1  (Continued)

(20) Regulatory Capital Matters (Continued)

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

As of September 30, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital to Risk-Weighted Assets
Consolidated	$117,529	16.64%	$56,495	8.00%	NA	NA
Colony Bank	114,946	16.32	56,357	8.00	$70,446	10.00%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	108,602	15.38	28,248	4.00	NA	NA
Colony Bank	106,040	15.05	28,178	4.00	42,268	6.00

Tier 1 Capital to Average Assets
Consolidated	108,602	9.33	46,536	4.00	NA	NA
Colony Bank	106,040	9.13	46,441	4.00	58,052	5.00

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010

Total Capital to Risk-Weighted Assets
Consolidated	$116,914	14.85%	$62,981	8.00%	NA	NA
Colony Bank	113,119	14.39	62,905	8.00	$78,631	10.00%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	106,845	13.57	31,491	4.00	NA	NA
Colony Bank	103,062	13.11	31,452	4.00	47,179	6.00

Tier 1 Capital to Average Assets
Consolidated	106,845	8.59	49,748	4.00	NA	NA
Colony Bank	103,062	8.30	49,697	4.00	62,122	5.00

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

Part I (Continued)
Item 1  (Continued)

(21) Financial Information of Colony Bankcorp, Inc. (Parent Only)

The parent company’s balance sheets as of September 30, 2011 and December 31, 2010 and the related statements of income and comprehensive income and cash flows are as follows:

COLONY BANKCORP, INC. (PARENT ONLY)
BALANCE SHEETS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(DOLLARS IN THOUSANDS)

ASSETS	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)

Cash	$1,187	$3,173
Premises and Equipment, Net	1,401	1,478
Investment in Subsidiaries, at Equity	119,052	112,389
Other	856	484

Totals Assets	$122,496	$117,524

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Dividends Payable	175	$175
Other	161	162
	336	337
Subordinated Debt	24,229	24,229

Stockholders’ Equity
Preferred Stock, Par Value $1,000 a Share; Authorized 10,000,000Shares, Issued 28,000 Shares as of September 30, 2011	27,623	27,506
Common Stock, Par Value $1 a Share; Authorized 20,000,000Shares, Issued 8,442,258 and 8,442,958 Shares as of September 30, 2011 and December 31, 2010, Respectively	8,442	8,443
Paid-In Capital	29,166	29,171
Retained Earnings	29,466	28,479
Restricted Stock - Unearned Compensation	(10)	(41)
Accumulated Other Comprehensive Loss, Net of Tax	3,244	(600)
	97,931	92,958

Total Liabilities and Stockholders' Equity	$122,496	$117,524

Part I (Continued)
Item 1  (Continued)
(21) Financial Information of Colony Bankcorp, Inc. (Parent Only) (Continued)

COLONY BANKCORP, INC. (PARENT ONLY)
STATEMENT OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	SEPTEMBER 30, 2011	SEPTEMBER 30, 2010

Income
Dividends from Subsidiaries	$11	$12
Management Fees	379	341
Other	75	91
	465	444
Expenses
Interest	376	389
Salaries and Employee Benefits	563	583
Other	537	572
	1,476	1,544

Income (Loss) Before Taxes and Equity in Undistributed
Earnings of Subsidiaries	(1,011)	(1,100)
Income Tax (Benefits)	(345)	(412)

Income (Loss) Before Equity in Undistributed
Earnings of Subsidiaries	(666)	(688)
Equity in Undistributed Earnings of Subsidiaries	2,819	859

Net Income	2,153	171

Preferred Stock Dividends	1,050	1,050

Net Income (Loss) Available to Common Shareholders	$1,103	$(879)

Part I (Continued)
Item 1  (Continued)

(21) Financial Information of Colony Bankcorp, Inc. (Parent Only) (Continued)

COLONY BANKCORP, INC. (PARENT ONLY)
STATEMENT OF COMPREHENSIVE INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	SEPTEMBER 30, 2011	SEPTEMBER 30, 2010

Net Income	$2,153	$171

Other Comprehensive Income, Net of Tax
Gains on Securities Arising During Year	5,128	3,654
Reclassification Adjustment	(1,284)	(1,188)

Change in Net Unrealized Gains on Securities Available for Sale, Net of Reclassification Adjustment and Tax Effects	3,844	2,466

Comprehensive Income	$5,997	$2,637

Part I (Continued)
Item 1  (Continued)

(21) Financial Information of Colony Bankcorp, Inc. (Parent Only) (Continued)

COLONY BANKCORP, INC. (PARENT ONLY)
STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	2011	2010

Cash Flows from Operating Activities
Net Income	$2,153	$171
Adjustments to Reconcile Net Income to Net Cash Provided from Operating Activities
Depreciation and Amortization	104	160
Equity in Undistributed Earnings of Subsidiary	(2,819)	(859)
Other	(372)	(189)
	(934)	(717)
Cash Flows from Investing Activities
Purchases of Premises and Equipment	(2)	(30)
	(2)	(30)
Cash Flows from Financing Activities
Dividends Paid Preferred Stock	(1,050)	(1,050)
Proceeds from Issuance of Common Stock	--	5,078
	(1,050)	4,028

Net Increase (Decrease) in Cash	(1,986)	3,281

Cash, Beginning	3,173	556

Cash, Ending	$1,187	$3,837

Part I (Continued)
Item 1  (Continued)

(22) Earnings Per Share

Basic and diluted earnings per share are computed and presented hereafter.  Basic earnings per share is calculated and presented based on income available to common stockholders divided by the weighted average number of shares outstanding during the reporting periods.  Diluted earnings per share reflect the potential dilution of restricted stock.  The following presents earnings per share for the three months and nine months ended September 30, 2011 and 2010:

	Three Months Ended			Three Months Ended
	September 30, 2011			September 30, 2010

		Common			Common
	Income	Shares		Income	Shares
	Numerator	Denominator	EPS	Numerator	Denominator	EPS

Basic EPS
Income (Loss) Available to Common Stockholders	$208	8,442	$0.02	$(1,384)	8,442	$(0.16)

Dilutive Effect of Potential Common Stock
Restricted Stock		--			--
Stock Warrants		--			--
		--			--

Diluted EPS
Income (Loss) Available to Common Stockholders
After Assumed Conversions of Dilutive Securities	$208	8,442	$0.02	$(1,384)	8,442	$(0.16)

	Nine Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2010

		Common			Common
	Income	Shares		Income	Shares
	Numerator	Denominator	EPS	Numerator	Denominator	EPS

Basic EPS
Income (Loss) Available to Common Stockholders	$1,103	8,442	$0.13	$(879)	8,049	$(0.11)

Dilutive Effect of Potential Common Stock
Restricted Stock		--			--
Stock Warrants		--			--
		--			--

Diluted EPS
Income (Loss) Available to Common Stockholders
After Assumed Conversions of Dilutive Securities	$1,103	8,442	$0.13	$(879)	8,049	$(0.11)

For the nine months ended September 30, 2011 and 2010, 502 and 510 shares of common stock equivalents, respectively, were excluded from the calculation of diluted earnings per share because they would have an anti-dilutive effect.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	Local and regional economic conditions and the impact they may have on the Company and its customers and the Company’s assessment of that impact.

•	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.

•	The effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board.

•	Inflation, interest rate, market and monetary fluctuations.

•	Political instability.

•	Acts of war or terrorism.

•	The timely development and acceptance of new products and services and perceived overall value of these products and services by users.

•	Changes in consumer spending, borrowings and savings habits.

•	Technological changes.

•	Acquisitions and integration of acquired businesses.

•	The ability to increase market share and control expenses.

•	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply.

•	The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters.

•	Changes in the Company’s organization, compensation and benefit plans.

•	The costs and effects of litigation and of unexpected or adverse outcomes in such litigation.

Part I (Continued)
Item 2 (Continued)

•	Greater than expected costs or difficulties related to the integration of new lines of business.

•	The Company’s success at managing the risks involved in the foregoing items.

•	Restrictions or conditions imposed by our regulators on our operations, including the terms of our Memorandum of Understanding.

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

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of September 30, 2011 and 2010, and results of operations for each of the three and nine months in the periods ended September 30, 2011 and 2010.  This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

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

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense.  Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities.  Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets.  Net income available to shareholders totaled $208 thousand, or $0.02 diluted per common share, in three months ended September 30, 2011 compared to net loss available to shareholders of $(1,384) thousand, or $(0.16) diluted per common share, in three months ended September 30, 2010.  Net income available to shareholders totaled $1,103 thousand, or $0.13 diluted per common share, in nine months ended September 30, 2011 compared to net loss available to shareholders of $(879) thousand, or $(0.11) diluted per common share, in nine months ended September 30, 2010.

Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010

Taxable-equivalent net interest income	$8,796	$9,107	$26,279	$28,470
Taxable-equivalent adjustment	53	45	137	134

Net interest income	8,743	9,062	26,142	28,336
Provision for possible loan losses	2,250	4,200	6,000	10,850
Noninterest income	2,423	2,664	7,198	7,223
Noninterest expense	8,090	9,115	24,247	25,124

Income (loss) before income taxes	826	(1,589)	3,093	(415)
Income taxes	268	(555)	940	(586)

Net income (loss)	$558	$(1,034)	$2,153	$171

Preferred stock dividends	350	350	1,050	1,050

Net income (loss) available to common shareholders	$208	$(1,384)	$1,103	$(879)

Net income (loss) available to common shareholders:
Basic	$0.02	$(0.16)	$0.13	$(0.11)
Diluted	$0.02	$(0.16)	$0.13	$(0.11)
Return on average assets	0.07%	(0.44)%	0.12%	(0.09)%
Return on average common equity	0.87%	(5.72)%	1.56%	(1.25)%

Net income from operations for three months ended September 30, 2011 increased $1.59 million, or 153.97 percent, compared to the same period in 2010.  The increase was primarily the result of a decrease of $1.03 million in noninterest expense and a decrease of $1.95 million in provision for possible loan loss.  This was offset by a decrease of $241 thousand in noninterest income, a decrease of $319 thousand in net interest income, and an increase of $823 thousand in income taxes.

Net income for nine months ended September 30, 2011 increased $1.98 million, or 1,159.06 percent, compared to the same period a year ago.  The increase was primarily the result of a decrease of $4.85 million in provision for possible loan loss and a decrease of $877 thousand in noninterest expense.  This was offset by a decrease of $25 thousand in noninterest income, a decrease of $2.19 million in net interest income and an increase of $1.53 million in income taxes.

Part I (Continued)
Item 2 (Continued)

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 78.41 percent of total revenue for nine months ended September 30, 2011 and 79.69 percent for the same period a year ago.

Net interest margin is the taxable-equivalent net interest income as a percentage of average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Company’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit has ranged from 3.25 percent to 7.75 percent during 2008 to 2011.  At year end 2007, the prime rate was 7.25 percent and with the 400 basis point reduction during 2008 the prime rate ended the year at 3.25 percent and has remained at 3.25 percent for third quarter 2011.  The federal funds rate moved similar to prime rate with interest rates ranging from 0.25 percent to 4.25 percent during 2008 to 2011.  At year end 2007, the federal funds rate was 4.25 percent and with the 400 basis point reduction during 2008 the federal funds rate ended the year at 0.25 percent and has remained at 0.25 percent for third quarter 2011.  We anticipate the Federal Reserve maintaining its “loosened interest rate policy” in 2011, which will result in continued pressure on Colony’s net interest.

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

Part I (Continued)
Item 2 (Continued)

Rate/Volume Analysis

The rate/volume analysis presented hereafter illustrates the change from September 30, 2010 to September 30, 2011 for each component of the taxable equivalent net interest income separated into the amount generated through volume changes and the amount generated by changes in the yields/rates.

	Changes from September 30, 2010 to September 30, 2011
($ in thousands)	Volume	Rate	Total

Interest Income
Loans, Net-taxable	$(4,619)	$(1,132)	$(5,751)

Investment Securities
Taxable	732	(486)	246
Tax-exempt	37	(15)	22
Total Investment Securities	769	(501)	268

Interest-Bearing Deposits in other Banks	---	22	22

Federal Funds Sold	17	6	23

Other Interest - Earning Assets	(2)	11	9
Total Interest Income	(3,835)	(1,594)	(5,429)

Interest Expense
Interest-Bearing Demand and Savings Deposits	98	(481)	(383)
Time Deposits	(935)	(1,633)	(2,568)
Federal Funds Purchased and Repurchase Agreements	(289)	78	(211)
Subordinated Debentures	---	(12)	(12)
Other Borrowed Money	(460)	396	(64)

Total Interest Expense	(1,586)	(1,652)	(3,238)
Net Interest Income	$(2,249)	$58	$(2,191)

(1)
Changes in net interest income for the periods, based on either changes in average balances or changes in average rates forinterest-earning assets and interest-bearing liabilities, are shown on this table. During each year, there are numerous and simultaneous balance and rate changes; therefore, it is not possible to precisely allocate the changes between balances and rates. For the purpose of this table, changes that are not exclusively due to balance changes or rate changes have been attributed to rates.

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

The Company maintains about 27 percent of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years.  The liabilities to fund assets are primarily in short term certificate of deposits that mature within one year.  This balance sheet composition has allowed the Company to be relatively constant with its net interest margin until 2008.  During 2007 interest rates decreased 100 basis points and this decrease by the Federal Reserve in 2007 followed by 400 basis point decrease in 2008 resulted in significant pressure in net interest margins.  While the Federal Reserve rates have remained unchanged since 2008, the net interest margin decreased to 3.05 percent for nine months ended September 30, 2011 compared to 3.15 percent for the same period a year ago.  Given the Federal Reserve’s aggressive posture during 2008 that ended the year with a range of 0 – 0.25 percent federal funds target rate and remained the same through third quarter 2011, we anticipate a relatively flat net interest margin in 2011.

Taxable-equivalent net interest income for nine months ended September 30, 2011 decreased $2.19 million, or 7.70 percent compared to the same period a year ago. The fluctuation between the comparable periods resulted from the negative impact of the significant decrease in interest rates.  The average volume of earning assets during nine months ended September 30, 2011 decreased $56.08 million compared to the same period a year ago while over the same period the net interest margin decreased by 10 basis points from 3.15 percent to 3.05 percent.  Decline in average earning assets during 2011 was primarily in loans and interest bearing deposits.  The decrease in the net interest margin in 2011 is primarily the result of the decrease in average earning assets and maintenance of a higher liquidity level.

The average volume of loans decreased $102.48 million in nine months ended September 30, 2011 compared to the same period a year ago.  The average yield on loans decreased 20 basis points in nine months ended September 30, 2011 compared to the same period a year ago. The average volume of investment securities increased $37.53 million in nine months ended September 30, 2011 compared to the same year ago period, while the average yield on investment securities decreased 22 basis points for the same period comparison.  The average volume of deposits decreased $21.87 million in nine months ended September 30, 2011 compared to the same period a year ago, with interest-bearing deposits decreasing $36.67 million in nine months ended September 30, 2011.  Accordingly, the ratio of average interest-bearing deposits to total average deposits was 90.66 percent in nine months ended September 30, 2011 compared to 92.29 percent in the same period a year ago.  This deposit mix, combined with a general decrease in market rates, had the effect of (i) decreasing the average cost of total deposits by 35 basis points in nine months ended September 30, 2011 compared to the same period a year ago and, (ii) mitigating a portion of the impact of decreasing yields on earning assets.

The Company’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 2.88 percent in nine months ended September 30, 2011 compared to 2.97 percent in the same period a year ago. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $6.00 million in nine months ended September 30, 2011 compared to $10.85 million in the same period a year ago.   See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Part I (Continued)
Item 2 (Continued)

Noninterest Income

The components of noninterest income were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010

Service Charges on Deposit Accounts	$835	$879	$2,391	$2,722
Other Charges, Commissions and Fees	296	291	941	849
Other	422	483	1,760	1,623
Mortgage Fee Income	57	89	161	229
Securities Gains	813	922	1,945	1,800

Total	$2,423	$2,664	$7,198	$7,223

Total noninterest income for three months ended September 30, 2011 decreased $241 thousand, or 9.05 percent compared to the same period year ago.  Total noninterest income for nine months ended September 30, 2011 decreased $25 thousand, or 0.35 percent, compared to the same year ago period.  The decrease in noninterest income was primarily in securities gains and other income for three months ended September 30, 2011.  The decrease in noninterest income was primarily in mortgage fee income and service charges on deposit accounts for nine months ended September 30, 2011.  Changes in these items and the other components of noninterest income are discussed in more detail below.

Service Charges on Deposit Accounts.  Service charges on deposit accounts for three months ended September 30, 2011 decreased $44 thousand, or 5.01 percent, compared to the same period a year ago.  Service charges on deposit accounts for the nine months ended September 30, 2011 decreased $331 thousand, or 12.16 percent compared to the same year ago period.

Mortgage Fee Income.  Mortgage fee income for three months ended September 30, 2011 decreased $32 thousand, or 35.96 percent, compared to the same period year ago.   Mortgage fee income for nine months ended September 30, 2011 decreased $68 thousand, or 29.69 percent, compared to the same year ago period.  The company anticipates fee income to continue to show a decrease over the previous year due to the current mortgage market and slowing economy.

All Other Noninterest Income.  Other charges, commissions and fees and other income for three months ended September 30, 2011 was $718 thousand compared to $774 thousand in the same year ago period, or a decrease of 7.24 percent.  Other charges, commissions and fees, and other income for nine months ended September 30, 2011 was $2.70 million compared to $2.47 million in the same year ago period, or an increase of 9.26 percent.  The increase in 2011 was due to realizing $864 thousand from the sale of SBA loans during 2011 compared to $514 thousand for 2010.  Nonrecurring noninterest income of $215 thousand realized in first quarter 2010 from BOLI insurance program was an offset to the other income.

Securities Gains.  The Company realized gains from the sale of securities of $813 thousand in three months ended September 30, 2011  compared to $922 thousand in the same year ago period and realized gains from the sale of securities of $1.95 million in nine months ended September 30, 2011 compared to $1.80 million in the same year ago period.

Part I (Continued)
Item 2 (Continued)

Noninterest Expense

The components of noninterest expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010

Salaries and Employee Benefits	$3,639	$3,474	$10,778	$10,538
Occupancy and Equipment	1,040	1,149	3,084	3,355
Other	3,411	4,492	10,385	11,231

Total	$8,090	$9,115	$24,247	$25,124

Total noninterest expense for three months ended September 30, 2011 decreased $1.03 million, or 11.25 percent, compared to the same period a year ago. Total noninterest expense for nine months ended September 30, 2011 decreased $877 thousand, or 3.49 percent, compared to the same period a year ago.  These items and the changes in the various components of noninterest expense are discussed in more detail below.

Salaries and Employee Benefits.  Salaries and employee benefits expense for three months ended September 30, 2011 increased $165 thousand, or 4.75 percent, compared to the same period a year ago.  Salaries and employee benefits expense for the nine months ended September 30, 2011 increased $240 thousand, or 2.28 percent, compared to the same year ago period.

Occupancy and Equipment.  Occupancy and equipment expense has remained relatively flat in both periods with a decrease of $109   thousand for three months ended September 30, 2011 compared to the same year ago period and a decrease of $271 thousand for nine months ended September 30, 2011 compared to the same year ago period.

All Other Non-Interest Expense.  All other noninterest expense for three months ended September 30, 2011 decreased $1.08 million, or 24.07 percent compared to the same year ago period.  All other noninterest expense for nine months ended September 30, 2011 decreased $846 thousand, or 7.53 percent compared to the same year ago period.  Significant amounts impacting the comparable periods was primarily credit related expenses.  Credit-related expenses including writedown and losses on OREO property and repossession and foreclosure expenses decreased to $2.76 million in 2011 compared to $3.69 million in 2010, or a decrease of 25.12 percent.

Part I (Continued)
Item 2 (Continued)

Sources and Uses of Funds

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the assets in which those funds are invested as a percentage of the Company’s average total assets for the period indicated. Average assets totaled $1.22 billion in nine months ended September 30, 2011 compared to $1.27 billion in nine months ended September 30, 2010.

	Nine Months Ended
	September 30,
Sources of Funds:	2011		2010
Deposits:
Noninterest-Bearing	$94,606	7.75%	$79,807	6.26%
Interest-Bearing	917,914	75.22	954,580	74.88
Federal Funds Purchased and Repo Agreements	13,171	1.08	27,768	2.18
Long-term Debt and Other Borrowings	96,191	7.88	113,880	8.93
Other Noninterest-Bearing Liabilities	4,476	0.37	4,674	0.37
Equity Capital	93,994	7.70	94,067	7.38
Total	$1,220,352	100.00%	$1,274,776	100.00%

Uses of Funds:
Loans	$751,903	61.61%	$845,140	66.30%
Securities	302,528	24.79	264,999	20.79
Federal Funds Sold	46,802	3.84	37,196	2.92
Interest-Bearing Deposits in Other Banks	19,509	1.60	19,791	1.55
Other Interest-Earning Assets	5,880	0.48	6,333	0.49
Other Noninterest-Earning Assets	93,730	7.68	101,317	7.95
Total	$1,220,352	100.00%	$1,274,776	100.00%

Deposits continue to be the Company’s primary source of funding.  Over the comparable periods, the relative mix of deposits continues to be high in interest-bearing deposits.  Average interest-bearing deposits totaled 90.66 percent of total average deposits in nine months ended September 30, 2011 compared to 92.29 percent in the same period a year ago.

The Company primarily invests funds in loans and securities.  Loans continue to be the largest component of the Company’s mix of invested assets.  Total loans were $741 million at September 30, 2011, down 8.88 percent, compared to loans of $813 million at December 31, 2010.  See additional discussion regarding the Company’s loan portfolio in the section captioned “Loans” included elsewhere in this discussion.  The majority of funds provided by deposit growth have been invested in investment securities.

Loans

The following table presents the composition of the Company’s loan portfolio as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010

Commercial, Financial and Agricultural	$65,424	$63,772
Real Estate
Construction	65,732	76,682
Mortgage, Farmland	47,686	52,778
Mortgage, Other	515,555	570,350
Consumer	30,938	33,564
Other	15,664	16,104
	740,999	813,250
Unearned Interest and Fees	(59)	(61)
Allowance for Loan Losses	(16,910)	(28,280)

Loans	$724,030	$784,909

Part I (Continued)
Item 2 (Continued)

The following table presents total loans as of September 30, 2011 according to maturity distribution and/or repricing opportunity on adjustable rate loans:

Maturity and Repricing Opportunity	($ in Thousands)

One Year or Less	$472,228
After One Year through Three Years	232,350
After Three Years through Five Years	26,036
Over Five Years	10,385
$740,999

Overview. Loans totaled $741.0 million at September 30, 2011, down 8.88 percent from December 31, 2010 loans of $813.3 million.  The majority of the Company’s loan portfolio is comprised of the real estate loans-other, real estate construction and commercial, financial and agricultural.  Real estate-other, which is primarily 1-4 family residential properties and nonfarm nonresidential properties, made up 69.58 percent and 70.13 percent of total loans, real estate construction made up 8.87 percent and 9.43 percent, while commercial, financial, and agricultural based loans made up 8.83 percent and 7.84 percent of total loans at September 30, 2011 and December 31, 2010, respectively.

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

The Company utilizes an independent third party to perform loan reviews on an ongoing basis.  The Loan Review Company reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to management and the audit committee.  The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company’s policies and procedures.

Commercial, Financial and Agricultural.  Commercial, financial and agricultural loans at September 30, 2011 increased 2.59 percent from December 31, 2010 to $65.4 million. The Company’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Company’s loan policy guidelines.

Part I (Continued)
Item 2 (Continued)

Collateral Concentrations.  Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions.  The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk, particularly with the current economic downturn in the real estate market.  At September 30, 2011, approximately 85 percent of the Company’s loan portfolio was concentrated in loans secured by real estate.  A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector.  The continued downturn of the housing and real estate market that began in 2007 has resulted in an increase of problem loans secured by real estate.  These loans are centered primarily in the Company’s larger MSA markets.  Declining collateral real estate values that secure land development, construction and speculative real estate loans in the Company’s larger MSA markets have resulted in high loan loss provisions in 2011.  In addition, a large portion of the Company’s foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions.  Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.

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

	September 30, 2011			December 31, 2010

		Period End Balances			Period End Balances
	Number of			Number of
	Relationships	Committed	Outstanding	Relationships	Committed	Outstanding

Large Credit Relationships:
$10 million and greater	1	$11,858	$11,858	1	$15,025	$15,025
$5 million to $9.9 million	5	$32,862	$32,862	7	$46,794	$45,588

Maturities and Sensitivities of Loans to Changes in Interest Rates.  The following table presents the maturity distribution of the Company’s loans at September 30, 2011.  The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate.

	Due in One Year or Less	After One, but Within Three Years	After Three, but Within Five Years	After Five Years	Total

Loans with fixed interest rates	$281,238	$230,509	$21,995	$10,205	$543,947
Loans with floating interest rates	190,990	1,841	4,041	180	197,052

Total	$472,228	$232,350	$26,036	$10,385	$740,999

The Company may renew loans at maturity when requested by a customer whose financial strength appears to support such renewal or when such renewal appears to be in the Company’s best interest. In such instances, the Company generally requires payment of accrued interest and may adjust the rate of interest, require a principal reduction or modify other terms of the loan at the time of renewal.

Part I (Continued)
Item 2 (Continued)

Non-Performing Assets and Potential Problem Loans

Non-performing assets and accruing past due loans as of September 30, 2011, December 31, 2010 and September 30, 2010 were as follows:

	September 30, 2011	December 31, 2010	September 30, 2010

Loans Accounted for on Nonaccrual	$42,148	$28,902	$26,628
Loans Past Due 90 Days or More	--	19	--
Other Real Estate Foreclosed	20,662	20,208	20,738
Securities Accounted for on Nonaccrual	479	132	132
Total Nonperforming Assets	$63,289	$49,261	$47,498

Nonperforming Assets as a Percentage of:
Total Loans and Foreclosed Assets	8.31%	5.91%	5.46%
Total Assets	5.52%	3.86%	3.86%
Supplemental Data:
Trouble Debt Restructured Loans
In Compliance with Modified Terms	33,029	26,556	26,523
Trouble Debt Restructured Loans
Past Due 30-89 Days	611	1,048	--
Accruing Past Due Loans:
30-89 Days Past Due	$11,680	$19,740	$10,605
90 or More Days Past Due	--	19	--
Total Accruing Past Due Loans	$11,680	$19,759	$10,605

Non-performing assets include non-accrual loans, loans past due 90 days or more, foreclosed real estate and nonaccrual securities.   Non-performing assets at September 30, 2011 increased 28.48 percent from December 31, 2010.

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

	September 30, 2011		December 31, 2010

	Reserve	% *	Reserve	% *
Commercial, Financial
and Agricultural	$2,617	9%	$5,113	8%
Real Estate – Construction	5,034	9%	4,646	9%
Real Estate – Farmland	567	6%	944	7%
Real Estate – Other	6,963	70%	13,972	70%
Loans to Individuals	1,634	4%	3,074	4%
All Other Loans	95	2%	531	2%
Total	$16,910	100%	$28,280	100%

*	Loan balance in each category expressed as a percentage of total end of period loans.

Part I (Continued)
Item 2 (Continued)
Activity in the allowance for loan losses is presented in the following table. There were no charge-offs or recoveries related to foreign loans during any of the periods presented.

The following table presents an analysis of the Company’s loan loss experience for the periods indicated.

	Three Months Ended	Three Months Ended
($ in thousands)	September 30, 2011	September 30, 2010

Allowance for Loan Losses at Beginning of Quarter	$15,394	$28,536

Charge-Off
Commercial, Financial and Agricultural	15	146
Real Estate – Construction & Land Development	196	723
Real Estate – Residential	540	310
Real Estate – Nonfarm Residential	1,285	3,774
Consumer	67	114
All Other	31	162
	2,134	5,229
Recoveries
Commercial, Financial and Agricultural	405	2
Real Estate – Construction & Land Development	522	75
Real Estate – Residential	79	73
Real Estate – Nonfarm Residential	358	55
Consumer	36	35
All Other	--	7
	1,400	247

Net Charge-Offs	734	4,982

Provision for Loan Losses	2,250	4,200

Allowance for Loan Losses at End of Quarter	$16,910	$27,754

Ratio of Net Charge-Offs to Average Loans	0.10%	0.58%

The allowance for loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The provision for loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for loan losses decreased $1.95 million from $4.20 million in three months ended September 30, 2010 to $2.25 million in three months ended September 30, 2011.  The provision for loan losses charged to earnings was based upon management’s judgment of the amount necessary to maintain the allowance at an adequate level to absorb losses inherent in the loan portfolio at quarter-end.  The amount each period is dependent upon many factors, including changes in the risk ratings of the loan portfolio, net charge-offs, past due ratios, the value of collateral, and other environmental factors that include portfolio loan quality indicators; portfolio growth and composition of commercial real estate and concentrations; portfolio policies, procedures, underwriting standards, loss recognition, collection and recovery practices; local economic business conditions; and the experience, ability, and depth of lending management and staff.  Of significance to changes in the allowance during the third quarter 2011 was the provision of $2.25 million and net charge-offs of $734 thousand.  Charge-offs consisted of one nonfarm property totaling $511 thousand.  The remainder of the charge-offs were made up of several small loans, most of which were real estate dependent loans.  The large charge-offs were attributable to significant declines in collateral value based upon current real estate values.  Charge-offs for third quarter 2010 totaled $4.98 million.  Charge-offs largely consisted of one construction and land development totaling $251 thousand and four nonfarm properties totaling $3.47 million.  The remainder of the charge-offs were made up of several small loans, most of which were real estate dependent loans.  All of the large charge-offs were attributable to significant declines in collateral value based upon current real estate values.

Part I (Continued)
Item 2 (Continued)

Provisions continue to be higher than normal primarily due to the elevated risk of residential real estate and land development loans that began during 2007 with the housing and real estate downturn.  Nonperforming assets as a percentage of total loans and foreclosed assets increased to 8.31 percent at September 30, 2011 compared to 5.91 percent at December 31, 2010 and 5.46 percent at September 30, 2010.  Total nonperforming assets at September 30, 2011 were $63.3 million, of which $40.2 million were construction, land development and other land loans; $5.7 million were 1-4 family residential properties; $0.8 million were multifamily residential properties; $13.2 million were nonfarm nonresidential properties; $1.0 million were farmland properties; and the remainder of nonperforming assets totaling $2.4 million were commercial and consumer loans.  All of the classified loans greater than $50 thousand, including the nonperforming loans, are reviewed throughout the quarter for impairment review.  Total nonperforming assets at December 31, 2010 were $49.3 million, of which $22.0 million were construction, land development and other land loans; $5.0 million were 1-4 family residential properties; $0.3 million were multifamily residential properties; $18.9 million were nonfarm nonresidential properties; $2.0 million were farmland properties; and the remainder of nonperforming assets totaling $1.1 million were commercial and consumer loans.  Total nonperforming assets at September 30, 2010 were $47.5 million, of which $23.0 million were construction, land development and other land loans; $1.5 million were farmland; $5.8 million were 1-4 family residential properties; $0.5 million were multifamily properties; $15.6 million were nonfarm nonresidential properties; and the remainder of nonperforming assets totaling $1.1 million were commercial and consumer loans.  The allowance for loan losses of $16.91 million at September 30, 2011 was 2.28 percent of total loans which compares to $28.3 million at December 31, 2010, or 3.48 percent of total loans and to $27.8 million at September 30, 2010, or 3.27 percent.  Unusually high levels of loan loss provision have been required as Company management addresses asset quality deterioration.  While the nonperforming loans as a percentage of total loans was 5.69 percent, 3.56 percent, 3.13 percent, respectively as of September 30, 2011, December 31, 2010 and September 30, 2010, the Company’s allowance for loan losses as a percentage of nonperforming loans was 40.12 percent, 97.78 percent, 104.23 percent, respectively as of September 30, 2011, December 31, 2010 and September 30, 2010.  We continue to identify new problem loans, though at a slower pace than in previous quarters.

While the allowance for loan losses decreased from $28.3 million, or 3.48 percent of total loans at December 31, 2010 to $16.9 million, or 2.28 percent of total loans at September 30, 2011, the Company also reflected an increase in nonperforming loans from $28.9 million at December 31, 2010 to $42.1 million at September 30, 2011 and a reduction in special mention and substandard loans from $143.2 million at December 31, 2010 to $113.8 million at September 30, 2011.  The allowance for loan losses is inherently judgmental, nevertheless the Company’s methodology is consistently applied based on standards for current accounting by creditors for impairment of a loan and allowance allocations determined in accordance with accounting for contingencies.  Loans individually selected for impairment review consist of all loans classified substandard that are $50 thousand and over.  The remaining portfolio is analyzed based on historical loss data.  Loans selected for individual review where no individual impairment amount is identified do not receive any contribution to the allowance for loan losses based on historical data.  Historical loss rates are updated annually to provide the annual loss rate which is applied to the appropriate portfolio grades.  In addition, the Company has also segmented its real estate portfolio into thirteen separate categories and captured loan loss experience for each category.  Most of the company’s charge-offs the past two years have been real estate dependent loans and we believe this segmentation provides more accuracy in determining allowance for loan loss adequacy.  During fourth quarter 2009, the company changed its methodology for the look back period for determination of charge-off experience.  Previously, the Company utilized the average of the charge-off experience for the preceding five years, but changed to a one year look back.  The current methodology has resulted in significant loan loss provisions, but was considered prudent by management to adhere to guidance by regulatory authorities to lower the look back period in light of current economic conditions.  In addition, environmental factors as discussed earlier are evaluated for any adjustments needed to the allowance for loan losses determination produced by individual loan impairment analysis and remaining portfolio segmentation analysis.  The allowance for loan losses determination is based on reviews throughout the year and an environmental analysis at year end.

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

Net charge-offs in three months ended September 30, 2011 decreased $4.25 million compared to the same period a year ago.  Net charge-offs of 0.10 percent for third quarter 2011 annualizes to 0.40 percent.  Net charge-offs were fairly consistent during 2007, 2006 and 2005; however, the net charge-offs increased significantly beginning in 2008 primarily from the write-down of nonperforming credits to appraised values.  We anticipate an elevated amount of charge-offs in 2011 as problem credits run through the collection process to resolution.

Part I (Continued)
Item 2 (Continued)

The allowance for loan losses is $1.5 million more than the prior quarter end, after factoring in net-charge offs, additional provisions, and the normal determination for an adequate funding level, management believes the level of the allowance for loan losses was adequate as of September 30, 2011.  Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2011	September 30, 2010

Allowance for Loan Losses at Beginning of Year	$28,280	$31,401

Charge-Off
Commercial, Financial and Agricultural	1,173	679
Real Estate – Construction & Land Development	4,279	4,511
Real Estate – Residential	1,994	3,293
Real Estate – Nonfarm Residential	11,472	6,151
Consumer	192	365
All Other	100	511
	19,210	15,510
Recoveries
Commercial, Financial and Agricultural	525	75
Real Estate – Construction & Land Development	548	107
Real Estate – Residential	120	443
Real Estate – Nonfarm Residential	518	134
Consumer	123	230
All Other	6	24
	1,840	1,013

Net Charge-Offs	17,370	14,497

Provision for Loan Losses	6,000	10,850

Allowance for Loan Losses at End of Quarter	$16,910	$27,754

Ratio of Net Charge-Offs to Average Loans	2.25%	1.65%

The allowance for loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The provision for loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for loan losses decreased $4.9 million from $10.85 million in nine months ended September 30, 2010 to $6.00 million in nine months ended September 30, 2011.  Of significance to changes in the allowance for loan losses during 2011 was net charge-offs of $17.4 million.  Charge-offs largely consisted of six construction and land development loans totaling $3.75 million; two commercial and agricultural totaling $808 thousand; one multifamily residential property loan totaling $595 thousand; and eleven nonfarm nonresidential loan totaling $9.50 million.  The remainder of the charge-offs were made up of several small loans most of which were real estate dependent loans.  All of the large charge-offs were attributable to significant declines in collateral value based upon current real estate values.

Net charge-offs in nine months ended September 30, 2011 increased $2.87 million compared to the same period a year ago.  Net charge-offs of 2.25 percent for 2011 annualizes to 3.00 percent.  We do not expect actual net charge-offs for 2011 to reach that annualized level.  Net charge-offs were fairly consistent during 2007, 2006 and 2005; however, the net charge-offs increased significantly beginning in 2008 primarily from the write-down of non-performing credits to appraised values.  We anticipate an elevated amount of charge-offs in 2011 as problem credits run through the collection process to resolution.

Management believes the level of the allowance for loan losses was adequate as of September 30, 2011. Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

Part I (Continued)
Item 2 (Continued)

Investment Portfolio

The following table presents carrying values of investment securities held by the Company as of September 30, 2011 and December 31, 2010.

($ in thousands)	September 30, 2011	December 31, 2010

State, County and Municipal	$6,737	$3,304
Corporate Obligations	2,116	1,987
Asset-Backed Securities	132	132

Investment Securities	8,985	5,423
Mortgage-Backed Securities	304,183	298,463
Total Investment Securities and Mortgage Backed Securities	$313,168	$303,886

The following table represents maturities and weighted-average yields of investment securities held by the Company as of September 30, 2011.  (Mortgage backed securities are based on the average life at the projected speed, while Agencies, State and Political subdivisions  and Corporates reflect anticipated calls being exercised.)

			After 1 Year But		After 5 Years But		After 10 Years
	Within 1 Year		Within 5 Years		Within 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Mortgage-Backed Securities	$9,862	1.63%	$179,869	2.00%	$107,137	2.83%	$7,315	2.31%
State, County, and Municipal	1,050	4.08	1,532	3.19	4,155	3.11	---	---
Corporate Obligations	---	---	---	---	1,127	5.67	989	3.56
Asset-Backed Securities	---	---	---	---	---	---	132	0.00
Total Investment Portfolio	$10,912	1.87%	$181,401	2.01%	$112,419	2.87%	$8,436	2.31%

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

At September 30, 2011, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10 percent of the Company’s shareholders’ equity.

The average yield of the securities portfolio was 2.47 percent in nine months ended September 30, 2011 compared to 2.69 percent in the same period a year ago. The decrease in the average yield over the comparable periods primarily resulted from reinvestment of proceeds from the sale of mortgage-backed securities and paydown on securities into lower yielding securities.

Part I (Continued)
Item 2 (Continued)

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the nine month periods ended September 30, 2011 and September 30, 2010.

	September 30, 2011		September 30, 2010
	Average	Average	Average	Average
($ in thousands)	Amount	Rate	Amount	Rate

Noninterest-Bearing Demand Deposits	$94,606		$79,807
Interest-Bearing Demand and Savings Deposits	269,258	0.46%	250,525	0.70%
Time Deposits	648,656	1.91%	704,055	2.25%

Total Deposits	$1,012,520	1.35%	$1,034,387	1.70%

The following table presents the maturities of the Company's time deposits as of September 30, 2011.

	Time	Time
	Deposits	Deposits
	$100,000	Less Than
($ in thousands)	or Greater	$100,000	Total

Months to Maturity
3 or Less	$64,771	$67,241	$132,012
Over 3 through 12 Months	118,960	167,560	286,520
Over 12 Months through 36 Months	67,147	98,320	165,467
Over 36 Months	4,706	7,918	12,624

	$255,584	$341,039	$596,623

Average deposits decreased $21.87 million to $1.01 billion at September 30, 2011 from $1.03 billion at September 30, 2010.  The decrease included a decrease of $55.4 million, or 7.9 percent, related to time deposits.  Accordingly the ratio of average noninterest-bearing deposits to total average deposits was 9.34 percent for nine months ended September 30, 2011 compared to 7.72 percent for nine months ended September 30, 2010.  The general decrease in market rates, had the effect of (i) decreasing the average cost of total deposits by 35 basis points in nine months ended September 30, 2011 compared to the same period a year ago; and (ii) mitigating a portion of the impact of decreasing yields on earning assets.

Total average interest-bearing deposits decreased $36.7 million, or 3.84 percent in nine months ended September 30, 2011 compared to the same period a year ago.  The decrease in average deposits at September 30, 2011 compared to September 30, 2010 was primarily in time deposits.

The Company supplements deposit sources with brokered deposits.  As of September 30, 2011, the Company had $30.59 million, or 3.23 percent of total deposits, in brokered certificates of deposit attracted by external third parties.

Part I (Continued)
Item 2 (Continued)

Off-Balance-Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of September 30, 2011.  Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payments Due by Period

			More than 1	3 Years or
			Year but Less	More but Less	5 Years or
	1 Year or Less		Than 3 Years	Than 5 Years	More	Total
Contractual obligations:
Subordinated debentures	$	----	$ ----	$ ----	$24,229	$24,229
Federal Home Loan Bank advances		41,000	----	----	30,000	71,000
Operating leases		129	127	----	----	256
Deposits with stated maturity dates		418,532	165,467	12,330	294	596,623

		459,661	165,594	12,330	54,523	692,108
Other commitments:
Loan commitments		41,692	----	----	----	41,692
Standby letters of credit		1,619	----	----	----	1,619

		43,311	----	----	----	43,311
Total contractual obligations and Other commitments		$502,972	$165,594	$12,330	$54,523	$735,419

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

Loan Commitments. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for possible loan losses. Loan commitments outstanding at September 30, 2011 are included in the table above.

Standby Letters of Credit.  Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. The Company’s policies generally require that standby letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit outstanding at September 30, 2011 are included in the preceding table.

Capital and Liquidity

At September 30, 2011, stockholders’ equity totaled $97.9 million compared to $93.0 million at December 31, 2010. In addition to net income of $2.2 million, other significant changes in stockholders’ equity during nine months ended September 30, 2011 included $1.05 million of preferred stock dividends declared and an increase of $26 thousand resulting from the amortization of the stock grant plan.  The accumulated other comprehensive income (loss) component of stockholders’ equity totaled $3.24 million at September 30, 2011 compared to $(600) thousand at December 31, 2010. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale. Under regulatory requirements, the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios.  Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. Tier 1 capital consists of common stock and qualifying preferred stockholders’ equity less goodwill.  Tier 2 capital consists of certain convertible, subordinated and other qualifying debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets.  The Company has no Tier 2 capital other than the allowance for loan losses and gain on marketable equity securities.

Part I (Continued)
Item 2 (Continued)

Using the capital requirements presently in effect, the Tier 1 ratio as of September 30, 2011 was 15.38 percent and total Tier 1 and 2 risk-based capital was 16.64 percent.  Both of these measures compare favorably with the regulatory minimum to be adequately capitalized  of 4 percent for Tier 1 and 8 percent for total risk-based capital.  The Company’s Tier 1 leverage ratio as of September 30, 2011 was 9.33 percent, which exceeds the required ratio standard of 4 percent.

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

The investment portfolio provides a ready means to raise cash if liquidity needs arise.  As of September 30, 2011, the Company held $313.1 million in bonds (excluding FHLB stock), at current market value in the available for sale portfolio.  At December 31, 2010, the available for sale bond portfolio totaled $303.8 million.  Only marketable investment grade bonds are purchased.  Although most of the banks’ bond portfolios are encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for a sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it primarily determines the Company’s liquidity posture.  Colony had ratios of loans to deposits of 78.1 percent as of September 30, 2011 and 76.8 percent at December 31, 2010.  Management employs alternative funding sources when deposit balances will not meet loan demands.  The ratios of loans to all funding sources (excluding Subordinated Debentures) at September 30, 2011 and December 31, 2010 were 72.7 percent and 70.5 percent, respectively.  Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources.  The stability of the banks’ core deposit base is an important factor in Colony’s liquidity position.  A heavy percentage of the deposit base is comprised of accounts of individuals and small business with comprehensive banking relationships and limited volatility.  At September 30, 2011 and December 31, 2010, Colony had $255.6 million and $298.0 million in certificates of deposit of $100,000 or more.  These larger deposits represented 27.0 percent and 28.1 percent of respective total deposits.  Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed.  Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

As of September 30, 2011, the Company had $30.59 million, or 3.23 percent of total deposits, in brokered certificates of deposit attracted by external third parties.  Additionally, Colony uses external wholesale or Internet services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed.  As of September 30, 2011, the Company had $48.5 million, or 5.12 percent of total deposits in internet deposits.

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

Part I (Continued)
Item 2 (Continued)

Return on Assets and Stockholders’ Equity

The following table presents selected financial ratios for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010

Return on Average Assets (1)	0.07%	(0.44)%	0.12%	(0.09)%

Return on Average Total Equity (1)	0. 87%	(5.72)%	1.56%	(1.25)%

Average Total Equity to Average Assets	8.17%	7.75%	7.70%	7.38%

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

The Bank has also agreed to have and maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as follows:  Tier 1 capital to total average assets of 8% and total risk-based capital to total risk-weighted assets of 10%.  At September 30, 2011, the Bank’s capital ratios were 9.13% and 16.32%, respectively.

Part I (Continued)
Item 2 (Continued)

General

Colony Bankcorp, Inc. (the “Company” or “Colony”) is a Georgia business corporation which was incorporated on November 8, 1982.  The Company was organized for the purpose of operating as a bank holding company under the Federal Bank Holding Company Act of 1956, as amended, and the bank holding company laws of Georgia (Georgia Laws 1976, p. 168, et. seq.).  On July 22, 1983, the Company, after obtaining the requisite regulatory approvals, acquired 100 percent of the issued and outstanding common stock of Colony Bank (formerly Colony Bank of Fitzgerald and The Bank of Fitzgerald), Fitzgerald, Georgia, through the merger of the Bank with a subsidiary of the Company which was created for the purpose of organizing the Bank into a one-bank holding company.  Since that time, Colony Bank has operated as a wholly-owned subsidiary of the Company.  Our business is conducted primarily through our wholly-owned subsidiary, which provides a broad range of banking services to its retail and commercial customers.  The company headquarters are located at 115 South Grant Street, Fitzgerald, Georgia 31750, its telephone number is 229-426-6000 and its Internet address is http://www.colonybank.com.  We operate twenty-nine domestic banking offices and one mortgage company office and at September 30, 2011, we had approximately $1.1 billion in total assets, $724.0 million in total loans, $948 million in total deposits and $97.9 million in stockholder’s equity.  Deposits are insured, up to applicable limits, by the Federal Deposit Insurance Corporation.

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

On April 2, 1998, the Company was listed on Nasdaq Global Market.  The Company’s common stock trades on the Nasdaq Stock Market under the symbol “CBAN”.  The Company presently has approximately 2,149 shareholders as of September 30, 2011.  “The Nasdaq Stock Market” or “Nasdaq” is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting and order execution systems.  This market also provides specialized automation services for screen-based negotiations of transactions, on-line comparison of transactions, and a range of informational services tailored to the needs of the securities industry, investors and issuers.  The Nasdaq Stock Market is operated by The Nasdaq Stock Market, Inc., a wholly-owned subsidiary of the National Association of Securities Dealers, Inc.

Part I (Continued)
Item 3

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

	September 30, 2011			September 30, 2010
	Average	Income/	Yields/	Average	Income/	Yields/
($ in thousands)	Balances	Expense	Rates	Balances	Expense	Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Interest and fees Taxable (1)	$773,615	$33,719	5.81%	$876,093	$39,470	6.01%
Investment Securities
Taxable	299,362	5,486	2.44%	262,681	5,240	2.66%
Tax-Exempt (2)	3,166	122	5.14%	2,318	100	5.75%
Total Investment Securities	302,528	5,608	2.47%	264,999	5,340	2.69%
Interest-Bearing Deposits	19,509	37	0.25%	19,791	15	0.10%
Federal Funds Sold	46,802	91	0.26%	37,196	68	0.24%
Interest-Bearing Other Assets	5,880	36	0.82%	6,333	27	0.57%
Total Interest-Earning Assets	1,148,334	$39,491	4.59%	1,204,412	$44,920	4.97%
Non-interest-Earning Assets
Cash and Cash Equivalents	19,195			19,075
Allowance for Loan Losses	(21,712)			(30,953)
Other Assets	74,535			82,242
Total Noninterest-Earning Assets	72,018			70,364
Total Assets	$1,220,352			$1,274,776
Liabilities and Stockholders' Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$269,258	$934	0.46%	$250,525	$1,317	0.70%
Other Time	648,656	9,294	1.91%	704,055	11,862	2.25%
Total Interest-Bearing Deposits	917,914	10,228	1.49%	954,580	13,179	1.84%
Other Interest-Bearing Liabilities
Other Borrowed Money	71,962	2,269	4.20%	89,651	2,333	3.47%
Subordinated Debentures	24,229	377	2.07%	24,229	389	2.14%
Federal Funds Purchased and Repurchase Agreements	13,171	338	3.42%	27,768	549	2.64%
Total Other Interest-Bearing Liabilities	109,362	2,984	3.64%	141,648	3,271	3.08%
Total Interest-Bearing Liabilities	1,027,276	$13,212	1.71%	1,096,228	$16,450	2.00%
Noninterest-Bearing Liabilities and
Stockholders' Equity
Demand Deposits	94,606			79,807
Other Liabilities	4,476			4,674
Stockholders' Equity	93,994			94,067
Total Noninterest-Bearing Liabilities and Stockholders' Equity	193,076			178,548
Total Liabilities and Stockholders' Equity	$1,220,352			$1,274,776

Interest Rate Spread			2.88%			2.97%
Net Interest Income		$26,279			$28,470
Net Interest Margin			3.05%			3.15%

(1)
The average balance of loans includes the average balance of nonaccrual loans.  Income on such loans is recognized and recorded on the cash basis.  Taxable equivalent adjustments totaling $96 and $100 for nine month periods ended September 30, 2011 and 2010, respectively, are included in tax-exempt interest on loans.

(2)
Taxable-equivalent adjustments totaling $41 and $34 for nine month periods ended September 30, 2011 and 2010, respectively, are included in tax-exempt interest on investment securities.  The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

Part I (Continued)
Item 3 (Continued)
Colony Bankcorp, Inc. and Subsidiary
Interest Rate Sensitivity

The following table is an analysis of the Company’s interest rate-sensitivity position at September 30, 2011.  The interest-bearing rate-sensitivity gap, which is the difference between interest-earning assets and interest-bearing liabilities by repricing period, is based upon maturity or first repricing opportunity, along with a cumulative interest rate-sensitivity gap.  It is important to note that the table indicates a position at a specific point in time and may not be reflective of positions at other times during the year or in subsequent periods.  Major changes in the gap position can be, and are, made promptly as market outlooks change.

	Assets and Liabilities Repricing Within

	3 Months	4 to 12		1 to 5	Over 5
	or Less	Months	1 Year	Years	Years	Total
($ in Thousands)

EARNING ASSETS:
Interest-Bearing Deposits	$4,409	$ ---	$4,409	$ ---	---	$4,409
Federal Funds Sold	10,561	---	10,561	---	---	10,561
Investment Securities	9,491	---	9,491	181,057	122,620	313,168
Loans, Net of Unearned Income	292,216	179,982	472,198	258,357	10,385	740,940
Other Interest-Bearing Assets	5,573	---	5,573	---	---	5,573

Total Interest-Earning Assets	322,250	179,982	502,232	439,414	133,005	1,074,651

INTEREST-BEARING LIABILITIES:
Interest-Bearing Demand Deposits (1)	222,014	---	222,014	---	---	222,014
Savings (1)	41,228	---	41,228	---	---	41,228
Time Deposits	132,013	286,519	418,532	177,796	295	596,623
Other Borrowings (2)	---	41,000	41,000	---	30,000	71,000
Subordinated Debentures	24,229	---	24,229	---	---	24,229

Total Interest-Bearing Liabilities	419,484	327,519	747,003	177,796	30,295	955,094

Interest Rate-Sensitivity Gap	(97,234)	(147,537)	(244,771)	261,618	102,710	119,557

Cumulative Interest-Sensitivity Gap	(97,234)	(244,771)	(244,771)	16,847	119,557

Interest Rate-Sensivitiy Gap as a Percentage of Interest-Earning Assets	(9.05)%	(13.73)%	(22.78)%	24.34%	9.56%

Cumulative Interest Rate-Sensitivity as a Percentage of Interest-Earning Assets	(9.05)%	(22.78)%	(22.78)%	1.56%	11.12%

(1)  Interest-bearing Demand and Savings Accounts for repricing purposes are considered to reprice within 3 months or less.
(2)  Short-term borrowings for repricing purposes are considered to reprice within 3 months or less.

Part I (Continued)
Item 3 (Continued)

The foregoing table indicates that we had a one year negative gap of ($245) million, or 22.78 percent of total assets at September 30, 2011.  In theory, this would indicate that at September 30, 2011, $245 million more in liabilities than assets would reprice if there were a change in interest rates over the next 365 days.  Thus, if interest rates were to increase, the gap would indicate a resulting decrease in net interest margin.  However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity.  In addition, the interest rate spread between an asset and our supporting liability can vary significantly while the timing of repricing of both the assets and our supporting liability can remain the same, thus impacting net interest income.  This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposits.

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

The Company utilizes FTN Asset/Liability Management Analysis for a more dynamic analysis of balance sheet structure.  The Company has established earnings at risk for net-interest income in a +/- 200 basis point rate shock to be no more than a fifteen percent decline.  The most recent analysis as of September 30, 2011 indicates that net interest income would deteriorate 19.33 percent with a 200 basis point decrease and would improve 9.21 percent with a 200 basis point increase.  The increased exposure to declining rates is mitigated by the low likelihood of a further decline of 200 basis points from the current rate levels.  The Company has established equity at risk in a +/- 200 basis points rate shock to be no more than a twenty percent decline.  The most recent analysis as of September 30, 2011 indicates that net economic value of equity percentage change would decrease 0.44 percent with a 200 basis point increase and would decrease 14.15 percent with a 200 basis point decrease.  The Company has established its one year gap to be 0.80 percent to 1.20 percent.  The most recent analysis as of September 30, 2011 indicates a one year gap of 0.83 percent.  The analysis suggests net interest margin compression in a declining interest rate environment.  Given that interest rates have basically “bottomed-out” with the recent Federal Reserve action, the Company is anticipating interest rates to increase in the future though we believe that interest rates will remain flat most of 2011.  The Company is focusing on areas to minimize margin compression in the future by minimizing longer term fixed rate loans, shortening on the yield curve with investments, securing longer term FHLB advances, securing brokered certificates of deposit for longer terms and focusing on reduction of nonperforming assets.

Recent Development

The board of directors accepted the resignation of Al D. Ross, President and Chief Executive Officer, effective October 18, 2011.  Mr. Ross worked with the company nearly fourteen years and served as President and Chief Executive Officer since January 1, 2006.  Ross was instrumental in guiding the company through its restructuring and consolidation efforts that began in 2006 and consummated on August 1, 2008 when the seven bank charters were merged into one entity.  During the past four years the banking industry has experienced the most challenging economic conditions in nearly eighty years and the board is appreciative of his efforts in successfully guiding the company during these challenging and difficult times.  The board and management wish Al the best as he pursues other opportunities.

At its scheduled monthly board meeting on October 18, 2011, the board of directors elected James D. Minix as Interim President and Chief Executive Officer.  Mr. Minix brings over forty years experience in the banking industry and has continued to serve on the board since his retirement in January 2006.  He began working with Colony in 1990 and previously served as President and Chief Executive Officer of Colony from June 1994 to December 2004 and as Chief Executive Officer from December 2004 to January 2006.  Mr. Minix is highly respected in the banking industry and the board is pleased to have him step up and serve in this interim capacity while it explores options in filling the position.

Part I (Continued)
Item 4

CONTROLS AND PROCEDURES

The Company’s Interim Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report, as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Exchange Act.  Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.

During the quarter ended September 30, 2011, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None

ITEM 1A – RISK FACTORS

N/A

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – (REMOVED AND RESERVED)

None

ITEM 5 – OTHER INFORMATION

None

PART II (Continued)
ITEM 6

ITEM 6 – EXHIBITS

3.1  Articles of Incorporation

-filed as Exhibit 3(a) to the Registrant’s Registration Statement on Form 10 (File No. 0-18486), filed withthe Commission on April 25, 1990 and incorporated herein by reference.

3.2  Bylaws, as Amended

-filed as Exhibit 3(b) to the Registrant’s Registration Statement on Form 10 (File No. 0-18486), filed withthe Commission on April 25, 1990 and incorporated herein by reference.

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

4.1  Instruments Defining the Rights of Security Holders

-incorporated herein by reference to page 1 of the Company’s Definitive Proxy Statement for AnnualMeeting of Stockholders to be held on April 27, 2004, filed with the Securities and Exchange Commissionon March 3, 2004 (File No. 000-12436).

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

10.1  Deferred Compensation Plan and Sample Director Agreement

-filed as Exhibit 10(a) to the Registrant’s Registration Statement on Form 10 (File No. 0-18486), filed withthe Commission on April 25, 1990 and incorporated herein by reference.

10.2  Profit-Sharing Plan Dated January 1, 1979

-filed as Exhibit 10(b) to the Registrant’s Registration Statement on Form 10 (File No. 0-18486), filed withthe Commission on April 25, 1990 and incorporated herein by reference.

10.3  1999 Restricted Stock Grant Plan and Restricted Stock Grant Agreement

-filed as Exhibit 10(c) the Registrant’s Annual Report  on Form 10-K (File No. 000-12436), filed withthe Commission on March 30, 2001 and incorporated herein by reference.

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

Colony Bankcorp, Inc.

Date: November 10, 2011	/s/ James D. Minix
James D. Minix,
Interim President and Chief Executive Officer

Date: November 10, 2011	/s/ Terry L. Hester
Terry L. Hester,
ExecutiveVice President and Chief Financial Officer