Form 10-K
period 2011-12-31
COLONY BANKCORP INC
filed 2012-03-15
CIK 711669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Fee Required)
For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Nonaccelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):   Yes☐   No  ☒

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of June 30, 2011:  $16,330,731 based on stock price of $2.87.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:  8,439,258 shares of $1.00 par value common stock as of March 15, 2012.

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

Part I
Item 1

Business

COLONY BANKCORP, INC.

General

Colony Bankcorp, Inc. (the “Company” or “Colony”) is a Georgia business corporation which was incorporated on November 8, 1982.   The Company was organized for the purpose of operating as a bank holding company under the Federal Bank Holding Company Act of 1956, as amended, and the bank holding company laws of Georgia (Georgia Laws 1976, p. 168, et. seq.). On July 22, 1983, the Company, after obtaining the requisite regulatory approvals, acquired 100 percent of the issued and outstanding common stock of Colony Bank (formerly Colony Bank of Fitzgerald and The Bank of Fitzgerald), Fitzgerald, Georgia, through the merger of the Bank with a subsidiary of the Company which was created for the purpose of organizing the Bank into a one-bank holding company.  Since that time, Colony Bank has operated as a wholly-owned subsidiary of the Company.  Our business is conducted primarily through our wholly-owned subsidiary, which provides a broad range of banking services to its retail and commercial customers.  The company headquarters are located at 115 South Grant Street, Fitzgerald, Georgia 31750, its telephone number is 229-426-6000 and its Internet address is http://www.colonybank.com.  We operate twenty-eight domestic banking offices, one mortgage company office and one corporate operations office and, at December 31, 2011, we had approximately $1.20 billion in total assets, $700.61 million in total loans, $999.99 million in total deposits and $96.61 million in stockholder’s equity.  Deposits are insured, up to applicable limits, by the Federal Deposit Insurance Corporation.

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

Part I (Continued)
Item 1 (Continued)

Markets and Competition

The banking industry in general is highly competitive.  Our market areas of middle and south Georgia have experienced good economic and population growth the past several years, however the current downturn in the housing and real estate market that began in late 2007 along with recessionary fears has proven to be quite challenging - not only for Colony but the entire banking industry.  In our markets, we face competitive pressures in attracting deposits and making loans from larger regional banks and smaller community banks, thrift institutions, credit unions, consumer finance companies, mortgage bankers, brokerage firms and insurance companies.  The principal factors in competing for deposits and loans include interest rates, fee structures, range of products and services offered and convenience of office and ATM locations.  The banking industry is also experiencing increased competition for deposits from less traditional sources such as money market and mutual funds.  In addition, intense market demands, economic concerns, volatile interest rates and customer awareness of product and services have forced banks to be more competitive - often resulting in margin compression and a decrease in operating efficiency.

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

Employees

On December 31, 2011, the Company had a total of 284 full-time and 29 part-time employees.  We consider our relationship with our employees to be satisfactory.

The Company has a noncontributory profit-sharing plan covering all employees subject to certain minimum age and service requirements.  No Company contributions were made in 2011 due to performance.  In addition, the Company maintains a comprehensive employee benefit program providing, among other benefits, hospitalization, major medical, life insurance and disability insurance.  Management considers these benefits to be competitive with those offered by other financial institutions in our market area.  Colony’s employees are not represented by any collective bargaining group.

Part I (Continued)
Item 1 (Continued)

SUPERVISION AND REGULATION
BANK HOLDING COMPANY REGULATION

General

Colony is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (BHCA).  We are extensively regulated under federal and state law.  Generally, these laws and regulations are intended to protect our depositors, not necessarily our shareholders or our creditors.  As a bank holding company registered with the Federal Reserve under the BHCA and the Georgia Department of Banking and Finance (“the Georgia Department”) under the Financial Institutions Code of Georgia, we are subject to supervision, examination and reporting by the Federal Reserve and the Georgia Department.  Our activities are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries, or engaging in any other activity that the Federal Reserve determines to be so closely related to banking, or managing or controlling banks, as to be a proper incident to these activities.

Colony is required to file with the Federal Reserve and the Georgia Department periodic reports and any additional information as they may require.  The Federal Reserve and Georgia Department will also regularly examine the Company.  The Federal Deposit Insurance Corporation (“FDIC”) and Georgia Department also examine the Bank.

The following is a summary of certain provisions of certain laws that affect the regulation of bank holding companies and banks.  The discussion is qualified in its entirety by reference to applicable laws and regulations.  Changes in such laws and regulations may have a material effect on our business and prospects.

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

Source of Strength Doctrine

In accordance with Federal Reserve Board policy, the holding company is expected to act as a source of financial and managerial strength to the Bank. Under this policy, the holding company is expected to commit resources to support its bank subsidiary, including at times when the holding company may not be in a financial position to provide it. As discussed below, the holding company could be required to guarantee the capital plan of the Bank if it becomes undercapitalized for purposes of banking regulations. Any capital loans by a bank holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. The BHC Act provides that, in the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to priority of payment.

The Dodd-Frank Act has added additional guidance regarding the source of strength doctrine and has directed the regulatory agencies to promulgate new regulations to increase the capital requirements for bank holding companies to a level that matches those of banking institutions.

Part I (Continued)
Item 1 (Continued)

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

On October 14, 2008, the U.S. Treasury announced its intention to inject capital into nine large U.S. financial institutions under the TARP Capital Purchase Program (the “TARP CPP”), and since has injected capital into many other financial institutions, including the Company. The U.S. Treasury initially allocated $250 billion towards the TARP CPP. On January 9, 2009, the Company entered into a Securities Purchase Agreement - Standard Terms with the U.S. Treasury (“Stock Purchase Agreement”), pursuant to which, among other things, the Company sold to the U.S. Treasury for an aggregate purchase price of $28 million, preferred stock and warrants. Under the terms of the TARP CPP, the Company is prohibited from increasing dividends on its common stock, and from making certain repurchases of equity securities, including its common stock, without the U.S. Treasury’s consent. Furthermore, as long as the preferred stock issued to the U.S. Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including the Company’s common stock, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions.

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

Part I (Continued)
Item 1 (Continued)

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

On January 9, 2009, the Company, pursuant to the TARP CPP, issued and sold to the Treasury, for an aggregate cash purchase price of $28 million, (i) 28,000 shares (the “Preferred Shares”) of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, and (ii) a ten-year warrant (the “Warrant”) to purchase up to 500,000 shares of our common stock, par value $1.00 per share, at an exercise price of $8.40 per share. Proceeds from the issuance of the Preferred Shares and the Warrant have been allocated based on the relative market values of each. As a result of the Company’s participation in the TARP CPP, the Company is subject to the rules and regulations promulgated under the EESA. These rules and regulations include certain limitations on compensation for senior executives, dividend payments and payments to senior executives upon termination of employment, as well as certain obligations of the Company to increase its efforts to reduce the number of foreclosures of primary residences.

The limitations on executive compensation imposed by the EESA are substantially those that management had accepted as practical prior to the Company’s participation in the TARP CPP. These limitations include the reduction of case incentives, limitations on excessive severance payments and the implementation of a system allowing for the “claw back” of bonuses received while relying on financial performance later determined to be erroneous.

Part I (Continued)
Item 1 (Continued)

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

Part I (Continued)
Item 1 (Continued)

The Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act, which was enacted in July 2010, has had a broad impact on the financial services industry, including significant regulatory and compliance changes previously discussed and including, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased regulatory examination fees; and (iii) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve Board, the Office of the Comptroller of the Currency and the FDIC.

Some of the Dodd-Frank Act’s most far-reaching provisions, such as those regulating derivatives and proprietary trading activity and hedge funds, providing for enhanced supervision of “systemically significant” institutions, and phasing out Tier 1 capital treatment for trust preferred securities, apply only to institutions with over $10 billion in assets or to business lines in which the Company and GB&T do not engage. Certain provisions do, however, apply to or affect us, including provisions that:

•	Change the assessment base for federal deposit insurance from a deposit-based to an asset-based calculation as described in “FDIC Insurance Assessments” below;

•	Make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance until December 31, 2012 for non-interest-bearing demand transaction accounts;

•	Repeal the federal prohibition on payment of interest on demand deposits;

•	Impose new mortgage lending requirements, including minimum underwriting standards, originator compensation restrictions, consumer protections for certain types of loans, and disclosure to borrowers;

•	Apply to bank holding companies the same leverage and risk-based capital requirements that apply to insured depository institutions;

•	Permit de novo and interstate branching as described in “Activity Limitations” above; and

•	Impose new limits on affiliate transactions as described in “Transactions with Affiliates and Insiders” below.

Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on financial institutions’ operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

Part I (Continued)
Item 1 (Continued)

Enhanced Lending Limitations. The Dodd-Frank Act strengthens the existing limits on a depository institution’s credit exposure to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

Charter Conversions. Effective one year after enactment of the Dodd-Frank Act, depository institutions that are subject to a cease and desist order or certain other enforcement actions issued with respect to a significant supervisory matter are prohibited from changing their federal or state charters, except in accordance with certain notice, application and other procedures involving the applicable regulatory agencies.

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

Limitations on Senior Executive Compensation

In June of 2010, federal banking regulators issued guidance designed to help ensure that incentive compensation policies at banking organizations do not encourage excessive risk-taking or undermined the safety and soundness of the organization. In connection with this guidance, the regulatory agencies announced that they will review incentive compensation arrangements as part of the regular, risk-focused supervisory process. Regulatory authorities may also take enforcement action against a banking organization if its incentive compensation arrangement or related risk management, control, or governance processes pose a risk to the safety and soundness of the organization and the organization is not taking prompt and effective measures to correct the deficiencies. To ensure that incentive compensation arrangements do not undermine safety and soundness at insured depository institutions, the incentive compensation guidance sets forth the following key principles:

•
Incentive compensation arrangements should provide employees incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose the organization to imprudent risk;

•	Incentive compensation arrangements should be compatible with effective controls and risk management; and

•	Incentive compensation arrangements should be supported by strong corporate governance, including active and effective oversight by the board of directors.

Part I (Continued)
Item 1 (Continued)

Tying

Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extending credit, to other services or products offered by the holding company or its affiliates, such as deposit products.

Capital; Dividends; Source of Strength

The Federal Reserve imposes certain capital requirements on bank holding companies under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “Capital Regulations.” Subject to its capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to Colony Bank, and such loans may be repaid from dividends paid from Colony Bank to us.

The ability of Colony Bank to pay dividends, however, will be subject to regulatory restrictions that are described below under “Dividends.” We are also able to raise capital for contributions to Colony Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

In accordance with Federal Reserve policy, which has been codified by the Dodd-Frank Act, we are expected to act as a source of financial strength to Colony Bank and to commit resources to support Colony Bank in circumstances in which we might not otherwise do so. In furtherance of this policy, the Federal Reserve may require a financial holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a financial holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

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

BUSINESS
Recent Developments

On October 21, 2010, the Board of Directors of the Company’s subsidiary bank, Colony Bank (the “Bank”), received notification from its primary regulators, the Georgia Department of Banking and Finance (“the Georgia Department”) and the FDIC that the Bank’s latest examination results require a program of corrective action as outlined in a proposed Memorandum of Understanding (“MOU”).  An MOU is characterized by the supervising authorities as an informal action that is neither published nor made publically available by the supervising authorities and is used when circumstances do not warrant formal supervisory action.  An MOU is not a “written agreement” for purposes of Section 8 of the Federal Deposit Insurance Act.  The Board of Directors entered into the MOU at its regularly scheduled monthly meeting on November 16, 2010 with the effective date of the MOU being November 23, 2010.  At December 31, 2011, the Bank is in compliance with terms of the MOU.

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

The Bank has also agreed to have and maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as follows:  Tier 1 capital to total average assets of 8% and total risk-based capital to total risk-weighted assets of 10%.  At December 31, 2011, the Bank’s capital ratios were 9.38% and 16.29%, respectively.

Part I (Continued)
Item 1 (Continued)

Transactions with Affiliates and Insiders

The Company is a legal entity separate and distinct from the Bank.  Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company and other nonbank subsidiaries of the Company, all of which are deemed to be “affiliates” of the Bank for the purposes of these restrictions.  The Company and the Bank are subject to Section 23A of the Federal Reserve Act.  Section 23A defines “covered transactions,” which include extensions of credit, and limits a bank’s covered transactions with any affiliate to 10 percent of such bank’s capital and surplus and with all affiliates to 20 percent of such bank’s capital and surplus.  All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and banks and their subsidiaries are prohibited from purchasing low-quality assets from the bank’s affiliates.  Finally,   Section 23 A requires that all of a bank’s extensions of credit to an affiliate be appropriately secured by acceptable collateral, generally United States government or agency securities.  The Company and the Bank are also subject to Section 23B of the Federal Reserve Act, which generally limits covered and other transactions between a bank and its affiliates to terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the bank as prevailing at the time for transactions with unaffiliated companies.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) enhances the requirements for certain transactions with affiliates under Section 23A and 23B, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.  The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features. Effective July 21, 2011, an insured depository institution is prohibited from engaging in asset purchases or sales transactions with its officers, directors or principal shareholders unless on market terms and, if the transaction represents greater than 10 percent of the capital and surplus of the bank, it has been approved by a majority of the disinterested directors.

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

Part I (Continued)
Item 1 (Continued)

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

Tier 1 Capital consists of common equity, retained earnings and a limited amount of qualifying preferred stock, less disallowed deferred tax assets, goodwill and core deposit intangibles.  Tier 2 Capital consists of nonqualifying preferred stock, qualifying subordinated, perpetual and/or mandatory convertible debt, term subordinated debt and intermediate term preferred stock and up to 45 percent of the pretax unrealized holding gains on available-for-sale equity securities with readily determinable market values that are prudently valued, and a limited amount of any loan loss allowance.

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

Part I (Continued)
Item 1 (Continued)

At December 31, 2011, the Company exceeded the minimum Tier 1, risk-based and leverage ratios and qualified as “well capitalized” under current Federal Reserve Board criteria.  The following table sets forth certain capital information for the Company as of December 31, 2011.  As of December 31, 2011, Colony had Tier 1 Capital and Total Capital of approximately 15.24 percent and 16.50 percent, respectively, of risk-weighted assets. As of December 31, 2011, Colony had a leverage ratio of Tier 1 Capital to total average assets of approximately 9.51 percent.

	December 31, 2011
	Amount	Percent

Leverage Ratio
Actual	$109,822	9.51%
Well-Capitalized Requirement	57,731	5.00
Minimum Required (1)	46,185	4.00
Risk Based Capital:
Tier 1 Capital
Actual	109,822	15.24
Well-Capitalized Requirement	43,244	6.00
Minimum Required (1)	28,829	4.00
Total Capital
Actual	118,913	16.50
Well-Capitalized Requirement	72,073	10.00
Minimum Required (1)	57,658	8.00

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

FDIC Insurance Assessments

The Bank’s deposits are insured by the Deposit Insurance Fund (the “DIF”) of the FDIC up to the maximum amount permitted by law, which was permanently increased to $250,000 by the Dodd-Frank Act. The FDIC uses the DIF to protect against the loss of insured deposits if an FDIC-insured bank or savings association fails. Pursuant to the Dodd-Frank Act, the FDIC must take steps, as necessary, for the DIF reserve ratio to reach 1.35 percent of estimated insured deposits by September 30, 2020.  The Bank is thus subject to FDIC deposit premium assessments.

Part I (Continued)
Item 1 (Continued)

Recent depository institutional failures have resulted in a decline in the targeted amount of funds in the DIF mandated by law. In 2009, the FDIC undertook several measures in an effort to replenish the DIF. It imposed a 5 basis point emergency assessment on insured depository institutions that was paid on September 30, 2009.  In the fourth quarter of 2009 the FDIC adopted a rule that, in lieu of any further special assessment in 2009, required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  The prepaid assessments were to be applied against future quarterly assessments until the prepaid assessment is exhausted or the balance is returned, whichever occurs first.  This assessment totaled $6.3 million for the Bank.  At December 31, 2011, the remainder of the prepaid assessment available to be applied toward future assessments totaled $2.81 million and is included in Other Assets on the Company’s consolidated balance sheet.

On April 1, 2011, new regulations became effective which redefined the assessment base used for calculating deposit insurance assessments.  Rather than the previous system, whereby the deposit insurance assessment was calculated using an institution’s total domestic deposits, less a few allowable exclusions, the new assessment base is calculated using average total assets of the institution minus average tangible equity (Tier 1 Capital).  The FDIC continues to utilize a risk-based assessment system in which institutions will be subject to assessment rates ranging from 2.5 to 45 basis points, subject to adjustments for unsecured debt and, in certain cases, brokered deposits.

In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35 percent by September 30, 2020, as required by the Dodd-Frank Act. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.

The FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

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

Current CRA regulations rate institutions based on their actual performance in meeting community credit needs. The Bank received a “satisfactory” rating on its most recent examination in 2011.

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

The Consumer Financial Protection Bureau

The Dodd-Frank Act creates the Consumer Financial Protection Bureau (the “Bureau”) within the Federal Reserve Board. The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The Bureau has rulemaking authority over many of the statutes governing products and services offered to bank consumers. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the Bureau and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against state-chartered institutions.

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

Financial Privacy

The federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. These regulations affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

Anti-Money Laundering and the USA Patriot Act

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “USA Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued and, in some cases, proposed a number of regulations that apply various requirements of the USA Patriot Act to financial institutions such as the Bank. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Certain of those regulations impose specific due diligence requirements on financial institutions that maintain correspondent or private banking relationships with non-U.S. financial institutions or persons. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the Company.

Part I (Continued)
Item 1 (Continued)

Office of Foreign Assets Control Regulation

The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

Legislative and Regulatory Initiatives

From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company. A change in statutes, regulations or regulatory policies applicable to the Company or any of its subsidiaries could have a material effect on the business of the Company.

Part I (Continued)

Item 1A

Risk Factors

Not Applicable.

Item 1B

Unresolved Staff Comments

Not Applicable.

Item 2

Properties

The principal properties of the Registrant consist of the properties of the Bank.  The Bank owns all of the offices occupied except two offices in Tifton, one office in Valdosta, one office in Douglas and one office in Albany that are leased.

Item 3

Legal Proceedings

The Company and its subsidiary may become parties to various legal proceedings arising from the normal course of business.  As of December 31, 2011, there are no material pending legal proceedings to which Colony or its subsidiary are a party or of which any of its property is the subject.

Item 4

Mine Safety Disclosures

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

Year Ended December 31, 2011	High	Low	Close

Fourth Quarter	$2.79	$1.99	$2.24
Third Quarter	3.48	2.40	2.63
Second Quarter	4.24	2.72	2.87
First Quarter	4.50	4.01	4.15

Year Ended December 31, 2010

Fourth Quarter	4.97	3.76	4.03
Third Quarter	7.00	4.50	4.50
Second Quarter	9.25	5.90	7.00
First Quarter	6.06	3.50	5.84

No cash dividends were paid on its common stock in 2010 or 2011.  The Company’s board of directors suspended the payment of dividends in the third quarter of 2009.  For a description of the restrictions and limitations on the Company’s ability to pay dividends, please see “Dividends” on Page 17.

As of December 31, 2011, the Company had approximately 2,137 stockholders of record.

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

Issuer Purchase of Equity Securities

The Company purchased no shares of the Company’s common stock during the quarter ended December 31, 2011.

Part II (Continued)
Item 6

Selected Financial Data

	Year Ended December 31
	2011	2010	2009	2008	2007
	(Dollars in Thousands, except per share data)
Selected Balance Sheet Data
Total Assets	$1,195,376	$1,275,658	$1,307,089	$1,252,782	$1,208,777
Total Loans, Net of Unearned Interest and Fees	716,264	813,189	931,252	960,857	944,978
Total Deposits	999,985	1,059,124	1,057,586	1,006,991	1,018,602
Investment Securities	303,937	303,886	267,300	207,704	167,191
Federal Home Loan Bank Stock	5,398	6,064	6,345	6,272	5,533
Stockholders’ Equity	96,613	92,959	89,275	83,215	83,743
Selected Income Statement Data
Interest Income	51,793	58,738	65,847	75,297	90,159
Interest Expense	16,806	21,523	26,281	37,922	47,701

Net Interest Income	34,987	37,215	39,566	37,375	42,458
Provision for Loan Losses	8,250	13,350	43,445	12,938	5,931
Other Income	9,951	10,006	9,544	9,005	7,817
Other Expense	33,051	33,856	34,844	30,856	31,579

Income (Loss) Before Tax	3,637	15	(29,179)	2,586	12,765
Income Tax Expense (Benefit)	1,104	(459)	(9,995)	557	4,218

Net Income (Loss)	2,533	474	(19,184)	2,029	8,547
Preferred Stock Dividends	1,400	1,400	1,365	-	-

Net Income (Loss) Available to Common Stockholders	$1,133	$(926)	$(20,549)	$2,029	$8,547

Weighted Average Common Shares Outstanding	8,439	8,149	7,213	7,199	7,189
Shares Outstanding	8,439	8,443	7,229	7,212	7,201
Intangible Assets	$259	$295	$331	$2,779	$2,815
Dividends Declared	-	-	1,057	2,814	2,629
Average Assets	1,205,891	1,269,607	1,286,418	1,204,846	1,204,165
Average Stockholders’ Equity	94,737	94,452	105,655	84,372	80,595
Net Charge-Offs	20,880	16,471	29,060	11,435	2,407
Reserve for Loan Losses	15,650	28,280	31,401	17,016	15,513
OREO	20,445	20,208	19,705	12,812	1,332
Nonperforming Loans	38,837	28,921	33,566	35,374	15,016
Nonperforming Assets	59,708	49,262	53,403	48,186	16,348
Average Interest-Earning Assets	1,132,523	1,199,216	1,218,153	1,144,927	1,141,652
Noninterest-Bearing Deposits	94,269	102,959	84,239	77,497	86,112

Part II (Continued)
Item 6 (Continued)

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in Thousands, except per share data)

Per Share Data:
Net Income (Loss) Per Common Share (Diluted)	$0.13	$(0.11)	$(2.85)	$0.28	$1.19
Common Book Value Per Share	8.17	7.75	8.57	11.54	11.63
Tangible Common Book Value Per Share	8.14	7.72	8.52	11.15	11.24
Dividends Per Common Share	0.00	0.00	0.15	0.39	0.365
Profitability Ratios:
Net Income (Loss) to Average Assets	0.09%	(0.07)%	(1.60)%	0.17%	0.71%
Net Income (Loss) to Average Stockholders’ Equity	1.20	(0.98)	(19.45)	2.40	10.60
Net Interest Margin	3.11	3.12	3.27	3.30	3.75
Loan Quality Ratios:
Net Charge-Offs to Total Loans	2.92	2.03	3.12	1.19	0.25
Reserve for Loan Losses to Total Loans and OREO	2.12	3.39	3.30	1.75	1.64
Nonperforming Assets to Total Loans and OREO	8.10	5.91	5.62	4.95	1.73
Reserve for Loan Losses to Nonperforming Loans	40.30	97.78	93.55	48.10	103.31
Reserve for Loan Losses to Total Nonperforming Assets	26.21	57.41	58.80	35.31	94.89
Liquidity Ratios:
Loans to Total Deposits	71.63	76.78	88.06	95.42	92.77
Loans to Average Earning Assets	63.24	67.81	76.45	83.92	82.77
Noninterest-Bearing Deposits to Total Deposits	9.43	9.72	7.97	7.70	8.45
Capital Adequacy Ratios:
Common Stockholders’ Equity to Total Assets	5.77	5.13	4.74	6.64	6.93
Total Stockholders’ Equity to Total Assets	8.08	7.29	6.83	6.64	6.93
Dividend Payout Ratio	0.00	NM(1)	NM(1)	139.29	30.67

(1)	Not meaningful due to net loss recorded.

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

Other Real Estate Owned and Foreclosed Assets

Other real estate owned or other foreclosed assets acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  The adjustment at the time of foreclosure is recorded through the allowance for loan losses.  Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate.  If it is determined that fair value declines subsequent to foreclosure, the valuation allowance is adjusted through a charge to noninterest expense.  Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and recognized in noninterest expense.  Management obtains appraisals performed by certified, third-parties within one year of placing a property into OREO.  The fair value of the property is then evaluated by management annually going forward, or more often if necessary.  Annual evaluations may be performed by certified third parties, or internally by management comparing recent sales of similar properties within the Company’s OREO portfolio.

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of December 31, 2011 and 2010, and results of operations for each of the years in the three-year period ended December 31, 2011. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 34 percent  federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.

Dollar amounts in tables are stated in thousands, except for per share amounts.

Part II (Continued)
Item 7 (Continued)

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense.  Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities.  Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets.  Net income (loss) available to common shareholders totaled $1.13 million, or $0.13 per diluted common share in 2011 compared to $(0.93) million, or $(0.11) diluted per common share in 2010 compared to $(20.55) million, or $(2.85) diluted per common share in 2009.

Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

	2011	2010		2009

Taxable-Equivalent Net Interest Income	$35,178		$37,393	$39,848
Taxable-Equivalent Adjustment	191		178	282

Net Interest Income	34,987		37,215	39,566
Provision for Loan Losses	8,250		13,350	43,445
Noninterest Income	9,951		10,007	9,544
Noninterest Expense	33,051		33,857	34,844

Income (Loss) Before Income Taxes	3,637		15	(29,179)
Income Taxes (Benefits)	1,104		(459)	(9,995)

Net Income (Loss)	$2,533		$474	$(19,184)

Preferred Stock Dividends	1,400		1,400	1,365
Net Income (Loss) Available to Common Stockholders	$1,133	$	(926)	$(20,549)

Basic per Common Share:
Net Income (Loss)	$0.13		$(0.11)	$(2.85)
Diluted per Common Share:
Net Income (Loss)	$0.13		$(0.11)	$(2.85)
Return on Average Assets:
Net Income (Loss)	0.09%		(0.07)%	(1.60)%
Return on Average Equity:
Net Income (Loss)	1.20%		(0.98)%	(19.45)%

Part II (Continued)
Item 7 (Continued)

Net income available to common shareholders for 2011 increased $2.06 million, or 222.35 percent, compared to 2010.  The increase was primarily the result of a $5.1 million decrease in provision for loan losses and a decrease of $805 thousand in noninterest expense.  The impact of these items was partly offset by a $2.23 million decrease in net interest income, a decrease of $55 thousand in noninterest income and an increase of $1.56 million in income tax expense.

Net loss available to common shareholders for 2010 decreased $19.62 million, or 95.49 percent, compared to 2009.  The decrease was primarily the result of a $30.10 million decrease in provision for loan losses, an increase of $462 thousand in noninterest income and a decrease of $988 thousand in noninterest expense.  The impact of these items was partly offset by a $2.35 million decrease in net interest income, a $35 thousand increase in preferred stock dividends, and an increase of $9.54 million in income tax expense.  The increase in income tax expense resulted in an income tax benefit of $459 thousand.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 77.86 percent of total revenue during 2011 and 78.81 percent during 2010.

Net interest margin is the taxable-equivalent net interest income as a percentage of average earning assets for the period.  The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Company’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit is currently 3.25 percent and has been for the past three years.  The federal funds rate moved similar to prime rate with interest rates currently at 0.25 percent and has been for the past three years.  We anticipate the Federal Reserve maintaining its current interest rate policy in 2012, which should benefit Colony’s net interest margin.

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

	Changes From 2010 to 2011 (a)			Changes From 2009 to 2010 (a)
	Volume	Rate	Total	Volume	Rate	Total

Interest Income
Loans, Net-taxable	$(6,117)	$(1,149)	$(7,266)	$(5,850)	$(67)	$(5,917)

Investment Securities
Taxable	831	(581)	250	1,088	(2,260)	(1,172)
Tax-exempt	46	(15)	31	(226)	(8)	(234)
Total Investment Securities	877	(596)	281	862	(2,268)	(1,406)

Interest-Bearing Deposits in Other banks	(3)	28	25	27	(6)	21
Federal Funds Sold	15	5	20	76	(5)	71
Other Interest - Earning Assets	(3)	11	8	---	18	18
Total Interest Income	(5,231)	(1,701)	(6,932)	(4,885)	(2,328)	(7,213)

Interest Expense
Interest-Bearing Demand and Savings Deposits	145	(549)	(404)	106	(206)	(100)
Time Deposits	(1,499)	(2,359)	(3,858)	(218)	(4,113)	(4,331)

Total Interest Expense On Deposits	(1,354)	(2,908)	(4,262)	(112)	(4,319)	(4,431)
Other Interest-Bearing Liabilities
Federal Funds Purchased and
Repurchase Agreements	(449)	385	(64)	(337)	308	(29)
Subordinated Debentures	---	(8)	(8)	---	(143)	(143)
Other Debt	(508)	125	(383)	(173)	18	(155)

Total Interest Expense	(2,311)	(2,406)	(4,717)	(622)	(4,136)	(4,758)
Net Interest Income (Loss)	$(2,920)	$705	$(2,215)	$(4,263)	$1,808	$(2,455)

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

The Company maintains about 26.1 percent of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years.  The liabilities to fund assets are primarily in short term certificates of deposit that mature within one year.  This balance sheet composition allowed the Company to be relatively constant with its net interest margin until 2008.  During 2007 interest rates decreased 100 basis points and this decrease by the Federal Reserve in 2007 followed by 400 basis point decrease in 2008 resulted in significant pressure in net interest margins.  While the Federal Reserve rates have remained unchanged since 2008, we have seen the net interest margin decrease to 3.11 percent for 2011 compared to 3.12 percent for 2010 and to 3.27 percent for 2009.  Given the Federal Reserve’s aggressive posture during 2008 that ended the year with a range of 0 – 0.25 percent federal funds target rate and remained the same for all of 2011, we have seen our net interest margin reach a low of 2.98 percent for first and second quarter of 2011 to a high of 3.28 percent for fourth quarter 2011.

Part II (Continued)
Item 7 (Continued)

Taxable-equivalent net interest income for 2011 decreased by $2.21 million, or 5.92 percent, compared to 2010, while taxable-equivalent net interest income for 2010 decreased $2.45 million, or 6.16 percent, compared to 2009.  The fluctuation between the comparable periods resulted from the negative impact of the significant decrease in interest rates.  The average volume of earning assets during 2011 decreased $66.69 million compared to 2010 while over the same period the net interest margin decreased to 3.11 from 3.12 percent.  Similarly, the average volume of earning assets during 2010 decreased $18.94 million compared to 2009 while over the same period the net interest margin decreased to 3.12 percent from 3.27 percent.  Growth in average earning assets during 2011 and 2010 was primarily in fed funds sold and investment securities, while average loans outstanding decreased significantly.  The slight reduction in the net interest margin in 2011 was primarily the result of the decrease in average earning assets and maintenance of a higher liquidity level.

The average volume of loans decreased $102.12 million in 2011 compared to 2010 and decreased $97.49 million in 2010 compared to 2009.  The average yield on loans decreased 15 basis points in 2011 compared to 2010 and decreased 1 basis point in 2010 compared to 2009. The average volume of deposits decreased $33.54 million while other borrowings decreased $30.42 million in 2011 compared to 2010.  The average volume of other borrowings decreased $21.5 million in 2010 compared to 2009 while average deposits increased $17.3 million in 2010 compared to 2009.  Interest-bearing deposits made up 135.02 percent of the decrease in average deposits in 2011 and 38.9 percent of the increase in average deposits in 2010. Accordingly, the ratio of average interest-bearing deposits to total average deposits was 90.6 percent in 2011, 92.1 percent in 2010 and 93.0 percent in 2009. This deposit mix, combined with a general decrease in interest rates, had the effect of (i) decreasing the average cost of total deposits by 37 basis points in 2011 compared to 2010 and decreasing the average cost of total deposits by 47 basis points in 2010 compared to 2009, and (ii) mitigating a portion of the impact of decreasing yields on earning assets on the Company’s net interest income.

The Company’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 2.93 percent in 2011 compared to 2.94 percent in 2010 and 3.05 percent in 2009. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Quantitative and Qualitative Disclosures About Interest Rate Sensitivity included elsewhere in this report.

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $8.25 million in 2011 compared to $13.35 million in 2010 and $43.45 million in 2009.  See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Part II (Continued)
Item 7 (Continued)

Noninterest Income

The components of noninterest income were as follows:

	2011	2010	2009

Service Charges on Deposit Accounts	$3,244	$3,597	$4,198
Other Charges, Commissions and Fees	1,312	1,140	986
Other	1,259	1,335	1,146
Mortgage Fee Income	265	313	448
Securities Gains	2,924	2,617	2,626
SBA Premiums	947	1,005	140

	$9,951	$10,007	$9,544

Total noninterest income for 2011 decreased $56 thousand, or 0.56 percent, compared to 2010 while total noninterest income for 2010 increased $463 thousand, or 4.85 percent, compared to 2009.  The decrease in 2011 noninterest income compared to 2010 was primarily in mortgage fee income, SBA premiums, and service charges on deposit accounts while the increase in 2010 noninterest income compared to 2009 was primarily in SBA premiums and other charges, commissions and fees.  Changes in these items and the other components of noninterest income are discussed in more detail below.

Service Charges on Deposit Accounts.  Service charges on deposit accounts for 2011 decreased $353 thousand, or 9.81 percent, compared to 2010.  Service charges on deposit accounts for 2010 decreased $601 thousand, or 14.32 percent, compared to 2009.  The decrease in both periods was primarily due to a decrease in volume of consumer and business account overdraft fees.

Mortgage Fee Income.  Mortgage fee income for 2011 decreased $48 thousand, or 15.34 percent, compared to 2010 while mortgage fee income for 2010 decreased $135 thousand, or 30.13 percent, compared to 2009.  The decrease in both periods was primarily due to decreased mortgage loan activity with the housing and real estate downturn.

Security Gains.  The Company realized gains from the sale of securities of $2.92 million for 2011 compared to $2.62 million for 2010 and $2.63 million in 2009.

All Other Noninterest Income.  Other charges, commissions and fees, other income and SBA premiums for 2011 increased $38 thousand, or 1.09 percent, compared to 2010.  The slight increase was primarily attributable to increased ATM and bank debit card interchange fees.  In 2010 other charges, commissions and fees, other income, and SBA premiums increased $1.21 million, or 53.17 percent compared to 2009.  The increase was primarily due to the premiums realized on SBA guaranteed loans of $1.01 million for 2010 compared to $140 thousand for 2009 and from a death benefit on BOLI insurance plan in the amount of $212 thousand for 2010.

Part II (Continued)
Item 7 (Continued)

Noninterest Expense

The components of noninterest expense were as follows:
	2011	2010	2009

Salaries and Employee Benefits	$14,633	$14,098	$14,483
Occupancy and Equipment	3,998	4,422	4,287
Other	14,420	15,337	16,074

	$33,051	$33,857	$34,844

Total noninterest expense for 2011 decreased $806 thousand, or 2.38 percent compared to 2010 while total noninterest expense decreased $987 thousand, or 2.83 percent, compared to 2009.  Reduction in noninterest expense in 2011 was primarily in occupancy and equipment and other noninterest expense while the Company had a slight increase in salaries and employee benefits.  Reduction in noninterest expense in 2010 was primarily in salaries and employee benefits and other noninterest expense while the Company had an increase in occupancy and equipment.

Salaries and Employee Benefits.  Salaries and employee benefits expense for 2011 increased $536 thousand,  or 3.80 percent, compared to 2010.  This increase is primarily attributable to an increase in headcount related to increased regulatory compliance demands.  Salaries and employee benefits expense for 2010 decreased $385 thousand, or 2.66 percent, compared to 2009.  The slowing economy and lack of growth resulted in decreases in headcount as a result of normal attrition and restructuring due to consolidation efforts initiated in 2008.  In addition the Company did not payout any bonuses or profit sharing based on Company performance being significantly below targeted goals in 2010.

Occupancy and Equipment.  Net occupancy expense for 2011 decreased $424 thousand compared to 2010, or a decrease of 9.59 percent.  The decrease in occupancy expense in 2011 is primarily due to a reduction in depreciation expense of $351 thousand from 2010.  Net occupancy expense for 2010 increased $135 thousand compared to 2009, or an increase of 3.15 percent.  The purchase of new data processing software and equipment resulted in additional depreciation expense of $48 thousand for 2010 compared to 2009.

All Other Noninterest Expense.  All other noninterest expense for 2011 decreased $917 thousand, or 5.98 percent.  Significant changes in noninterest expense were:  FDIC insurance assessment fees decreased to $1.83 million for 2011 compared to $1.87 million for 2010, or a decrease of $38 thousand, legal and professional fees decreased to $1.2 million for 2011 in comparison to $1.4 million for 2010, or a decrease of $183 thousand, foreclosed property and repossession expense decreased to $4.0 million in 2011 compared to $4.9 million in 2010, or a decrease of $898 thousand, and advertising decreased to $508 thousand in 2011 compared to $743 thousand in 2010, or a decrease of $235 thousand.  All other noninterest expense for 2010 decreased $737 thousand, or 4.59 percent.  Significant changes in noninterest expense were:  FDIC insurance assessment fees decreased to $1.87 million for 2010 compared to $2.66 million for 2009, or a decrease of $795 thousand; foreclosed property and repossession expense increased to $4.94 million for 2010 compared to $2.27 million for 2009, or an increase of $2.67 million and goodwill impairment expense was $0 for 2010 compared to $2.41 million for 2009.

Part II (Continued)
Item 7 (Continued)

Sources and Uses of Funds

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the assets in which those funds are invested as a percentage of the Company’s average total assets for the period indicated. Average assets totaled $1.21 billion in 2011 compared to $1.27 billion in 2010 and $1.29 billion in 2009.

	2011		2010		2009
Sources of Funds:
Deposits:
Noninterest-Bearing	$93,903	7.8%	$82,160	6.5%	$71,561	5.5%
Interest-Bearing	906,816	75.2	952,095	75.0	945,360	73.5
Federal Funds Purchased and Repurchase Agreements	9,851	0.8	26,070	2.0	42,452	3.3
Subordinated Debentures and Other Borrowed Money	95,949	8.0	110,149	8.7	115,229	9.0
Other Noninterest-Bearing Liabilities	4,635	0.4	4,681	0.4	6,161	0.5
Equity Capital	94,737	7.8	94,452	7.4	105,655	8.2

Total	$1,205,891	100.0%	$1,269,607	100.0%	$1,286,418	100.0%

Uses of Funds:
Loans	$742,482	61.6%	$834,739	65.8%	$943,164	73.3%
Investment Securities	300,293	24.9	267,015	2.10	238,968	18.6
Federal Funds Sold	44,667	3.7	38,809	3.1	9,392	0.7
Interest-Bearing Deposits	18,715	1.5	21,911	1.7	788	0.1
Other Interest-Earning Assets	5,781	0.5	6,297	0.5	6,328	0.5
Other Noninterest-Earning Assets	93,953	7.8	100,836	7.9	87,778	6.8

Total	$1,205,891	100.0%	$1,269,607	100.0%	$1,286,418	100.0%

Deposits continue to be the Company’s primary source of funding.  Over the comparable periods, the relative mix of deposits continues to be high in interest-bearing deposits.  Interest-bearing deposits totaled 90.62 percent of total average deposits in 2011 compared to 92.06 percent in 2010 and 92.96 percent in 2009.

The Company primarily invests funds in loans and securities.  Loans continue to be the largest component of the Company’s mix of invested assets.  Loan demand was sluggish in 2011 as total loans were $716.3 million at December 31, 2011, down 11.9 percent, compared to loans of $813.3 million at December 31, 2010, while total loans at December 31, 2010 were down 12.7 percent, compared to loans of $931.4 million at December 31, 2009.  See additional discussion regarding the Company’s loan portfolio in the section captioned “Loans” included below.  The majority of funds provided by deposits have been invested in loans.

Part II (Continued)
Item 7 (Continued)

Loans

The following table presents the composition of the Company’s loan portfolio as of December 31 for the past five years.

	2011	2010	2009	2008	2007

Commercial, Financial and Agricultural	$57,408	$63,772	$80,984	$86,379	$52,323
Real Estate
Construction	62,076	76,682	113,117	160,374	211,484
Mortgage, Farmland	48,225	52,778	54,965	54,159	42,439
Mortgage, Other	508,919	570,350	626,993	600,653	544,655
Consumer	30,449	33,564	38,383	44,163	72,350
Other	9,244	16,104	16,950	15,308	22,028
	716,321	813,250	931,392	961,036	945,279

Unearned Interest and Fees	(57)	(61)	(140)	(179)	(301)
Allowance for Loan Losses	(15,650)	(28,280)	(31,401)	(17,016)	(15,513)

Loans	$700,614	$784,909	$899,851	$943,841	$929,465

The following table presents total loans as of December 31, 2011 according to maturity distribution and/or repricing opportunity on adjustable rate loans.

Maturity and Repricing Opportunity

One Year or Less	$435,505
After One Year through Three Years	237,463
After Three Years through Five Years	28,972
Over Five Years	14,381
$716,321

Overview. Loans totaled $716.3 million at December 31, 2011, down 11.9 percent from December 31, 2010 loans of $813.3 million.  The majority of the Company’s loan portfolio is comprised of the real estate loans-other, real estate construction and commercial financial and agricultural loans.  Real estate-other, which is primarily 1-4 family residential properties and nonfarm nonresidential properties, made up 71.01 percent and 70.13 percent of total loans, real estate construction made up 8.67 percent and 9.43 percent while commercial financial and agricultural loans made up 8.01 percent and 7.84 percent of total loans at December 31, 2011 and December 31, 2010, respectively.  Real estate loans-other include both commercial and consumer balances.

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

Commercial, Financial and Agricultural.  Commercial, financial and agricultural loans at December 31, 2011 decreased 9.98 percent from December 31, 2010 to $57.41 million. The Company’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Company’s loan policy guidelines.

Industry Concentrations. As of December 31, 2011 and December 31, 2010, there were no concentrations of loans within any single industry in excess of 10 percent of total loans, as segregated by Standard Industrial Classification code (“SIC code”). The SIC code is a federally designed standard industrial numbering system used by the Company to categorize loans by the borrower’s type of business.

Part II (Continued)
Item 7 (Continued)

Collateral Concentrations.  Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions.  The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk, particularly with the current economic downturn in the real estate market.  At December 31, 2011, approximately 86.41 percent of the Company’s loan portfolio was concentrated in loans secured by real estate.  A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector.  The continued downturn of the housing and real estate market that began in 2007 has resulted in an increase of problem loans secured by real estate.  These loans are centered primarily in the Company’s larger MSA markets.  Declining collateral real estate values that secure land development, construction and speculative real estate loans in the Company’s larger MSA markets have resulted in high loan loss provisions in 2011.  In addition, a large portion of the Company’s foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions.  Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.

Large Credit Relationships.   The Company is currently in eighteen counties in south and central Georgia and include metropolitan markets in Dougherty, Lowndes, Houston, Chatham and Muscogee counties.  As a result, the Company originates and maintains large credit relationships with several commercial customers in the ordinary course of business.  The Company considers large credit relationships to be those with commitments equal to or in excess of $5.0 million prior to any portion being sold.  Large relationships also include loan participations purchased if the credit relationship with the agent is equal to or in excess of $5.0 million.  In addition to the Company’s normal policies and procedures related to the origination of large credits, the Company’s Executive Loan Committee and Director Loan Committee must approve all new and renewed credit facilities which are part of large credit relationships.  The following table provides additional information on the Company’s large credit relationships outstanding at December 31, 2011 and December 31, 2010.

	December 31, 2011			December 31, 2010
	Number of	Period End Balances		Number of	Period End Balances

	Relationships	Committed	Outstanding	Relationships	Committed	Outstanding

Large Credit Relationships:
$10 million and greater	1	$11,811	$11,811	1	$15,025	$15,025
$5 million to $9.9 million	5	31,363	31,363	7	46,794	45,588

Maturities and Sensitivities of Loans to Changes in Interest Rates.  The following table presents the maturity distribution of the Company’s loans at December 31, 2011. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate.

	Due in One Year or Less	After One, but Within Three Years	After Three, but Within Five Years	After Five Years	Total

Loans with fixed interest rates	$254,768	$235,718	$24,975	$14,213	$529,674
Loans with floating interest rates	180,737	1,745	3,997	168	186,647

Total	$435,505	$237,463	$28,972	$14,381	$716,321

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

Nonperforming Assets and Potential Problem Loans

Year-end nonperforming assets and accruing past due loans were as follows:

	2011	2010	2009	2008	2007

Loans Accounted for on Nonaccrual	$38,822	$28,902	$33,535	$35,124	$14,956
Loans Past Due 90 Days or More	15	19	31	250	60
Other Real Estate Foreclosed	20,445	20,208	19,705	12,812	1,332
Securities Accounted for on Nonaccrual	426	132	132	---	---
Total Nonperforming Assets	$59,708	$49,261	$53,403	$48,186	$16,348

Nonperforming Assets as a Percentage of:
Total Loans and Foreclosed Assets	8.10%	5.91%	5.62%	4.95%	1.73%
Total Assets	4.99%	3.86%	4.09%	3.85%	1.35%
Supplemental Data:
Trouble Debt Restructured Loans
In Compliance with Modified Terms	29,839	26,556	9,269	---	---
Trouble Debt Restructured Loans
Past Due 30-89 Days	611	1,048	459	---	---
Accruing Past Due Loans:
30-89 Days Past Due	7,161	19,740	25,547	18,675	15,681
90 or More Days Past Due	15	19	31	250	60
Total Accruing Past Due Loans	$7,176	$19,759	$25,578	$18,925	$15,741

Nonperforming assets include nonaccrual loans, loans past due 90 days or more, foreclosed real estate and nonaccrual securities.  Nonperforming assets at December 31, 2011 increased 21.21 percent from December 31, 2010.

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

Part II (Continued)
Item 7 (Continued)

Historical valuation allowances are calculated from loss factors applied to loans with similar risk characteristics.  The loss factors are based on loss ratios for groups of loans with similar risk characteristics.  The loss ratios are derived from the proportional relationship between actual loan losses and the total population of loans in the risk category.  The historical loss ratios are periodically updated based on actual charge-off experience.  The Company’s groups of similar loans include similarly risk-graded groups of loans not reviewed for individual impairment.  In addition, the Company has also segmented its’ real estate portfolio into thirteen separate categories and captured loan loss experience for each category.  Most of the Company’s charge-offs the past two years have been real estate dependent loans and we believe this segmentation provides more accuracy in determining allowance for loan loss adequacy.  During fourth quarter 2009, the Company changed the methodology in calculating its loan loss reserve.  Previously the look back period for charge-off experience was the average of the charge-offs for the prior five years, however due to the current housing and real estate downturn, management deemed prudent to lower the look back period for charge-off experience to a one year look back.  This change resulted in an approximate $12 million dollar addition to the loan loss reserve during fourth quarter 2009.  The Company maintained the same methodology in 2011.

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

	2011		2010		2009		2008		2007
	Reserve	% *	Reserve	% *	Reserve	% *	Reserve	% *	Reserve	% *

Commercial, Financial and Agricultural	$1,368	8%	$5,113	8%	$4,710	9%	$4,254	9%	$3,645	6%
Real Estate - Construction	3,261	9	4,646	9	7,850	12	2,808	17	2,560	22
Real Estate - Farmland	365	7	944	7	942	6	681	6	621	4
Real Estate - Other	10,143	71	13,972	70	13,816	67	5,955	62	5,430	58
Loans to Individuals	205	4	3,074	4	2,826	4	2,467	4	2,404	8
All other loans	308	1	531	2	1,257	2	851	2	853	2
Total	$15,650	100%	$28,280	100%	$31,401	100%	$17,016	100%	$15,513	100%

*	Loan balance in each category expressed as a percentage of total end of period loans.

Activity in the allowance for loan losses is presented in the following table. There were no charge-offs or recoveries related to foreign loans during any of the periods presented.

Part II (Continued)
Item 7 (Continued)

The following table presents an analysis of the Company’s loan loss experience for the periods indicated.

	2011	2010	2009	2008	2007

Allowance for Loan Losses at Beginning of Year	$28,280	$31,401	$17,016	$15,513	$11,989

Charge-Offs
Commercial, Financial and Agricultural	1,297	725	768	1,680	957
Real Estate	21,215	15,309	27,545	9,190	1,862
Consumer	223	549	908	994	793
All Other	115	1,040	272	103	296
	22,850	17,623	29,493	11,967	3,908

Recoveries
Commercial, Financial and Agricultural	582	82	73	73	109
Real Estate	1,235	774	156	285	992
Consumer	145	246	191	155	312
All Other	8	50	13	19	88
	1,970	1,152	433	532	1,501

Net Charge-Offs	20,880	16,471	29,060	11,435	2,407

Provision for Loans Losses	8,250	13,350	43,445	12,938	5,931

Allowance for Loan Losses at End of Year	$15,650	$28,280	$31,401	$17,016	$15,513

Ratio of Net Charge-Offs to Average Loans	2.74%	1.90%	3.02%	1.19%	0.25%

The allowance for loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio.  The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio.  The provision for loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors.  The provision for loan losses decreased $5.1 million from $13.35 million in 2010 to $8.25 million in 2011.  The provision for loan losses charged to earnings was based upon management’s judgment of the amount necessary to maintain the allowance at an adequate level to absorb losses inherent in the loan portfolio at year end.  The amount each period is dependent upon many factors, including changes in the risk ratings of the loan portfolio, net charge-offs, past due ratios, the value of collateral, and other environmental factors that include portfolio loan quality indicators; portfolio growth and composition of commercial real estate and concentrations; portfolio policies, procedures, underwriting standards, loss recognition, collection and recovery practices; local economic business conditions; and the experience, ability, and depth of lending management and staff.  Of significance to changes in the allowance during 2011 was the provision of $8.25 million.  Charge-offs largely consisted of seven construction and land development loans totaling $6.26 million in 2011 compared to seven construction and land development loans totaling $3.29 million in 2010, zero 1-4 family residence property loans of $0 thousand in 2011 compared to two 1-4 family residence property loans of $777 thousand in 2010; one multifamily residential property loan totaling $595 thousand in 2011 compared to two multifamily residential property loans totaling $477 thousand in 2010; and eleven nonfarm residential loans totaling $9.5 million in 2011 compared to eight nonfarm residential loans totaling $5.11 million in 2010.

The remainder of the charge-offs were made up of several small loans, most of which were real estate dependent loans and commercial loans.

Part II (Continued)
Item 7 (Continued)

Provisions continue to be higher than normal primarily due to the elevated risk of residential real estate and land development loans that began during 2007 with the housing and real estate downturn.  Nonperforming assets as a percentage of total loans and foreclosed assets increased to 8.10 percent at December 31, 2011 compared to 5.91 percent at December 31, 2010.  Total nonperforming assets at December 31, 2011 were $59.7 million, of which $35.5 million were construction, land development and other land loans; $0.7 million were farmland properties; $4.6 million were 1-4 family residential properties; $0.7 million were multifamily properties; $15.3 million were nonfarm nonresidential properties; and the remainder of nonperforming assets totaling $2.9 million were commercial and consumer loans.  Total nonperforming assets at December 31, 2010 were $49.3 million, of which $22.0 million were construction, land development and other land loans; $5.0 million were 1-4 family residential properties; $0.3 million were multifamily properties; $18.9 million were nonfarm nonresidential properties; $2.0 million were farmland properties; and the remainder of nonperforming assets totaling $1.1 million were commercial and consumer loans.  All of the classified loans greater than $50 thousand, including the nonperforming loans, are reviewed throughout the quarter for impairment.  The allowance for loan losses of $15.6 million at December 31, 2011 was 2.18 percent of total loans which compares to $28.3 million at December 31, 2010, or 3.48 percent of total loans and to $31.4 million at December 31, 2009, or 3.37 percent.  Unusually high levels of loan loss provision have been required as Company management addresses asset quality deterioration.  While the nonperforming loans as a percentage of total loans was 5.42 percent, 3.56 percent, and 3.60 percent, respectively as of December 31, 2011, December 31, 2010 and December 31, 2009, the Company’s allowance for loan losses as a percentage of nonperforming loans was 40.29 percent, 97.78 percent, and 93.55 percent, respectively as of December 31, 2011, December 31, 2010 and December 31, 2009.  We continue to identify new problem loans, though at a slower pace than the previous year.

While the allowance for loan losses decreased from $28.28 million, or 3.48 percent of total loans at December 31, 2010 to $15.65 million, or 2.18 percent of total loans at December 31, 2011, the Company also reflected an increase in nonperforming loans from $28.92 million at December 31, 2010 to $38.84 million at December 31, 2011.  When a loan is performing, it is accounted for under the Company’s general loan loss reserve methodology.  Once the loan becomes impaired, it is removed from the pool of loans covered by the general reserve and reviewed individually for exposure.  In cases where the individual review reveals no exposure, no reserve is recorded for that loan.  If, however, the individual review of the loan does indicate some exposure, management often charges off this exposure, rather than recording a specific reserve.  In these instances, a loan which becomes nonperforming could actually reduce the allowance for loan losses.  The allowance for loan losses is inherently judgmental, nevertheless the Company’s methodology is consistently applied based on standards for current accounting by creditors for impairment of a loan and allowance allocations determined in accordance with accounting for contingencies.  Loans individually selected for impairment review consist of all loans classified substandard that are $50 thousand and over.  The remaining portfolio is analyzed based on historical loss data.  Loans selected for individual review where no individual impairment amount is identified do not receive a contribution to the allowance for loan losses based on historical data.  Historical loss rates are updated annually to provide the annual loss rate which is applied to the appropriate portfolio grades.  In addition, the Company has also segmented its’ real estate portfolio into thirteen separate categories and captured loan loss experience for each category.  Most of the Company’s charge-offs the past two years have been real estate dependent loans and we believe this segmentation provides more accuracy in determining allowance for loan loss adequacy.  During fourth quarter 2009, the Company changed its methodology for the look back period for determination of charge-off experience.

Part II (Continued)
Item 7 (Continued)

Previously, the Company utilized the average of the charge-off experience for the preceding five years, but changed to a one year look back.  The current methodology has resulted in significant loan loss provisions for 2011 and 2010, but was considered prudent by management to adhere to guidance by regulatory authorities to lower the look back period in light of current economic condition.  In addition, environmental factors as discussed earlier are evaluated for any adjustments needed to the allowance for loan losses determination produced by individual loan impairment analysis and remaining portfolio segmentation analysis.  The allowance for loan losses determination is based on reviews throughout the year and an environmental analysis at year end.

As part of our monitoring and evaluation of collateral values for nonperforming and problem loans in determining adequate allowance for loan losses, regional credit officers along with lending officers submit monthly problem loan reports for loans greater than $50 thousand in which impairment is identified.  This process typically determines collateral shortfall based upon local market real estate value estimates should the collateral be liquidated.  Once the loan is deemed uncollectible, it is transferred to our problem loan department for workout, foreclosure and/or liquidation.  The problem loan department gets a current appraisal on the property in order to record a fair market value (less selling expenses) when the property is foreclosed on and moved into other real estate.  Trends the past several quarters reflect a decrease in collateral values from two to three years ago on improved properties of fifteen to twenty five percent and on land development and land loans of thirty to fifty percent.  The significant reduction in collateral values on nonperforming assets has resulted in charge-offs particularly during 2011.

Net charge-offs in 2011 increased $4.41 million compared to the same period a year ago.  Net charge-offs were fairly consistent during 2007, 2006 and 2005; however, the net charge-offs increased significantly beginning in 2008 primarily from the write-down of nonperforming credits to appraised values.  The increase the past three years has primarily been with real estate dependent loans as problem credits went through the collection process to resolution.

The allowance for loan losses is $12.63 million less than the prior year end, after factoring in net-charge offs, additional provisions, and the normal determination for an adequate funding level.  Restructuring of some substandard and non-performing loans during 2011 has resulted in significant charge-offs, but a strategy deemed prudent in bringing resolution with these credits and a return to performing status in the future.  Management believes the level of the allowance for loan losses was adequate as of December 31, 2011.  Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

Part II (Continued)
Item 7 (Continued)

Investment Portfolio

The following table presents carrying values of investment securities held by the Company as of December 31, 2011, 2010 and 2009.

	2011	2010	2009

Obligations of States and Political Subdivisions	$7,630	$3,305	$4,121
Corporate Obligations	2,114	1,986	4,138
Asset-Backed Securities	132	132	132

Investment Securities	9,876	5,423	8,391

Mortgage-Backed Securities	294,061	298,463	258,909
Total Investment Securities and Mortgage-Backed Securities	$303,937	$303,886	$267,300

The following table represents expected maturities and weighted-average yields of investment securities held by the Company as of December 31, 2011.  (Mortgage-backed securities are based on the average life at the projected speed, while Agencies, State and Political Subdivisions and Corporate Obligations reflect anticipated calls being exercised.)

	Within 1 Year		After 1 Year But Within 5 Years		After 5 Years But Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Mortgage-Backed Securities	$13,286	1.44%	$211,393	2.06%	$34,513	2.80%	$34,869	2.98%
Obligations of State and Political Subdivisions	1,573	4.16	1,870	2.89	4,187	3.11	--	--
Corporate Obligations	--	--	1,124	5.67	--	--	990	3.50
Asset-Backed Securities	--	--	--	--	--	--	132	--
Total Investment Portfolio	$14,859	1.73%	$214,387	2.07%	$38,700	2.91%	$35,991	2.96%

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

Part II (Continued)
Item 7 (Continued)

At December 31, 2011, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10 percent of the Company’s shareholders’ equity.

The average yield of the securities portfolio was 2.39 percent in 2011 compared to 2.59 percent in 2010 and 3.48 percent in 2009. The decrease in the average yield from 2010 to 2011 primarily resulted from the turnover of the securities portfolio resulting in the investment of new funds at lower rates.  The decrease in the average yield from 2009 to 2010 primarily resulted from the turnover of the securities portfolio resulting in the investment of new funds at lower rates.  The Company has increased its securities portfolio the past two years as the sluggish economy has resulted in lower loan demand, thus more funding available for investment in the securities portfolio.

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the years 2011, 2010 and 2009.

	2011		2010		2009
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
Noninterest-Bearing Demand Deposits	$93,903		$82,160		$71,561
Interest-Bearing Demand and Savings	273,783	0.45%	251,537	0.65%	237,045	0.73%
Time Deposits	633,033	1.85%	700,558	2.22%	708,315	2.81%

Total Deposits	$1,000,719	1.29%	$1,034,255	1.66%	$1,016,921	2.13%

The following table presents the maturities of the Company's other time deposits as of December 31, 2011.

	Other Time Deposits $100,000or Greater	Other Time Deposits Less Than $100,000	Total

Months to Maturity
3 or Less	$54,215	$71,819	$126,034056
Over 3 through 12	136,661	165,908	302,569
Over 12 Months	56,713	94,299	151,012

	$247,589	$332,026	$579,615

Part II (Continued)
Item 7 (Continued)

Average deposits decreased $33.54 million in 2011 compared to 2010 and increased $17.33 million in 2010 compared to 2009.  The decrease in 2011 included $67.53 million, or 9.6 percent in time deposits while, at the same time, noninterest bearing deposits increased $11.74 million, or 14.29 percent and interest-bearing demand and savings deposits increased $22.25 million, or 8.84 percent.  The increase in 2010 included $10.60 million or 14.8 percent in noninterest bearing deposits and $14.49 million or 6.1 percent in interest-bearing demand and savings while, at the same time, time deposits decreased $7.76 million or 1.1 percent.  Accordingly the ratio of average noninterest-bearing deposits to total average deposits was 9.4 percent in 2011, 7.9 percent in 2010 and 7.0 percent in 2009.  The general decrease in market rates in 2011 had the effect of (i) decreasing the average cost of interest-bearing deposits by 38 basis points in 2011 compared to 2010 and (ii) mitigating a portion of the impact of decreasing yields on earning assets in the Company’s net interest income in 2011.  The general decrease in market rates in 2010 had the effect of (i) decreasing the average cost of interest bearing deposits by 48 basis points in 2010 compared to 2009 and (ii) mitigating a portion of the impact of decreasing yields on earning assets on the Company’s net interest income in 2010.

Total average interest-bearing deposits decreased $45.3 million, or 4.8 percent in 2011 compared to 2010 and increased $6.74 million, or 0.71 percent in 2010 compared to 2009.  The decrease in average deposits in 2011 compared to 2010 was time deposit accounts.

The Company supplements deposit sources with brokered deposits.  As of December 31, 2011, the Company had $28.2 million, or 2.82 percent of total deposits, in brokered certificates of deposit attracted by external third parties.

Part II (Continued)
Item 7 (Continued)

Off-Balance-Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of December 31, 2011. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payments Due by Period

	1 Year or Less		More than 1 Year but Less Than 3 Years		3 Years or More but Less Than 5 Years		5 Years or More	Total
Contractual Obligations:
Subordinated Debentures	$	----	$	----	$	----	$24,229	$24,229
Federal Home Loan Bank Advances		41,000		----		----	30,000	71,000
Operating Leases		126		99		----	----	225
Deposits with Stated Maturity Dates		428,603		137,619		13,364	29	579,615

		469,729		137,718		13,364	54,258	675,069

Other Commitments:
Loan Commitments		39,666		----		----	----	39,666
Standby Letters of Credit		1,327		----		----	----	1,327

		40,993		----		----	----	40,993
Total Contractual Obligations and Other Commitments		$510,722		$137,718		$13,364	$54,258	$716,062

In the ordinary course of business, the Banks have entered into off-balance sheet financial instruments which are not reflected in the consolidated financial statements.  These instruments include commitments to extend credit, standby letters of credit, performance letters of credit, guarantees and liability for assets held in trust.

Part II (Continued)
Item 7 (Continued)

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

Loan commitments outstanding at December 31, 2011 are included in the preceding table.

Standby Letters of Credit.  Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. The Company’s policies generally require that standby letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit outstanding at December 31, 2011 are included in the preceding table.

Capital and Liquidity

At December 31, 2011, shareholders’ equity totaled $96.6 million compared to $93.0 million at December 31, 2010. In addition to net income of $2.5 million, other significant changes in shareholders’ equity during 2011 included $1.4 million of dividends declared and an increase of $11 thousand resulting from the stock grant plan. The accumulated other comprehensive income component of shareholders’ equity totaled $1.9 million at December 31, 2011 compared to $(600) thousand at December 31, 2010. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale. Under regulatory requirements, the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. Tier 1 capital consists of common stock and qualifying preferred stockholders’ equity less goodwill and disallowed deferred tax assets.  Tier 2 capital consists of certain convertible, subordinated and other qualifying debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets.  The Company has no Tier 2 capital other than the allowance for loan losses.

Using the capital requirements presently in effect, the Tier 1 ratio as of December 31, 2011 was 15.24 percent and total Tier 1 and 2 risk-based capital was 16.50 percent.  Both of these measures compare favorably with the regulatory minimum of 4 percent for Tier 1 and 8 percent for total risk-based capital.  The Company’s Tier 1 leverage ratio as of December 31, 2011 was 9.51 percent, which exceeds the required ratio standard of 4 percent.

For 2011, average capital was $94.7 million, representing 7.86 percent of average assets for the year.  This compares to 7.44 percent for 2010.

Part II (Continued)
Item 7 (Continued)

The Company did not pay any common stock dividends in 2011 or 2010.  The Company paid a quarterly dividend of $0.10, $0.05 per common share during the first and second quarter of 2009, respectively, and suspended dividend payments beginning in the third quarter of 2009.

The Company declared a quarterly dividend of $350 thousand on preferred stock each quarter during 2011 and 2010, respectively.  The Company had no preferred stock until January 2009 when shares were issued to U.S. Treasury.

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

The investment portfolio provides a ready means to raise cash if liquidity needs arise.  As of December 31, 2011, the available for sale bond portfolio totaled $303.9 million.  At December 31, 2010, the Company held $303.8 million in bonds (excluding FHLB stock), at current market value in the available for sale portfolio.  Only marketable investment grade bonds are purchased.  Although most of the Banks’ bond portfolios are encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for a sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it primarily determines the Company’s liquidity posture.  Colony had ratios of loans to deposits of 71.6 percent as of December 31, 2011 and 76.8 percent at December 31, 2010.  Management employs alternative funding sources when deposit balances will not meet loan demands.  The ratios of loans to all funding sources (excluding Subordinated Debentures) at December 31, 2011 and December 31, 2010 were 66.9 percent and 70.5 percent, respectively.  Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources.  The stability of the Banks’ core deposit base is an important factor in Colony’s liquidity position.  A heavy percentage of the deposit base is comprised of accounts of individuals and small businesses with comprehensive banking relationships and limited volatility.  At December 31, 2011 and December 31, 2010, the Banks had $248 million and $298 million, respectively, in certificates of deposit of $100,000 or more.  These larger deposits represented 24.8 percent and 28.1 percent of respective total deposits.  Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed.  Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

Part II (Continued)
Item 7 (Continued)

The Company supplemented deposit sources with brokered deposits.  As of December 31, 2011, the Company had $28.2 million, or 2.82 percent of total deposits, in brokered certificates of deposit attracted by external third parties.  Additionally, the banks use external wholesale or Internet services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed.  As of December 31, 2011, the Company had $48.81 million, or 4.88 percent of total deposits, in external wholesale or internet network deposits.

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

Part II (Continued)
Item 7 (Continued)

Quantitative and Qualitative Disclosures About Market Risk
AVERAGE BALANCE SHEETS

		2011			2010			2009
	Average	Income/	Yields/	Average	Income/	Yields/	Average	Income/	Yields/
	Balances	Expense	Rates	Balances	Expense	Rates	Balances	Expense	Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Income (1)	$763,067	$44,593	5.84%	$865,184	$51,859	5.99%	$962,677	$57,776	6.00%
Investment Securities
Taxable	296,948	7,012	2.36	264,494	6,762	2.56	232,590	7,934	3.41
Tax-Exempt (2)	3,345	171	5.11	2,521	140	5.55	6,378	374	5.86
Total Investment Securities	300,293	7,183	2.39	267,015	6,902	2.59	238,968	8,308	3.48
Interest-Bearing Deposits	18,715	47	0.25	21,911	22	0.10	788	1	0.13
Federal Funds Sold	44,667	115	0.26	38,809	95	0.25	9,392	24	0.26
Other Interest-Earning Assets	5,781	46	0.80	6,297	38	0.60	6,328	20	0.32
Total Interest-Earning Assets	1,132,523	51,984	4.59	1,199,216	58,916	4.92	1,218,153	66,129	5.43
Noninterest-Earning Assets
Cash	19,057			19,347			21,011
Allowance for Loan Losses	(20,585)			(30,445)			(19,513)
Other Assets	74,896			81,489			66,767
Total Noninterest-Earning Assets	73,368			70,391			68,265
Total Assets	$1,205,891			$1,269,607			$1,286,418
Liabilities and Stockholders' Equity
Interest-Bearing Liabilities
Interest-Bearing Demand and Savings	$273,783	$1,232	0.45%	$251,537	$1,636	0.65%	$237,045	$1,736	0.73%
Other Time	633,033	11,718	1.85	700,558	15,576	2.22	708,315	19,907	2.81
Total Interest-Bearing Deposits	906,816	12,950	1.43	952,095	17,212	1.81	945,360	21,643	2.29
Other Interest-Bearing Liabilities
Other Borrowed Money	71,720	3,010	4.20	85,920	3,074	3.58	91,000	3,103	3.41
Subordinated Debentures	24,229	508	2.10	24,229	516	2.13	24,229	659	2.72
Federal Funds Purchased and
Repurchase Agreements	9,851	338	3.43	26,070	721	2.77	42,452	876	2.06
Total Other Interest-Bearing
Liabilities	105,800	3,856	3.64	136,219	4,311	3.17	157,681	4,638	2.94
Total Interest-Bearing Liabilities	1,012,616	16,806	1.66	1,088,314	21,523	1.98	1,103,041	26,281	2.38
Noninterest-Bearing Liabilities and
Stockholders' Equity
Demand Deposits	93,903			82,160			71,561
Other Liabilities	4,635			4,681			6,161
Stockholders' Equity	94,737			94,452			105,655
Total Noninterest-Bearing
Liabilities and Stockholders' Equity	193,275			181,293			183,377
Total Liabilities and
Stockholders' Equity	$1,205,891			$1,269,607			$1,286,418
Interest Rate Spread			2.93%			2.94%			3.05%
Net Interest Income		$35,178			$37,393			$39,848
Net Interest Margin			3.11%			3.12%			3.27%

(1)
The average balance of loans includes the average balance of nonaccrual loans.  Income on such loans is recognized and recorded on the cash basis.  Taxable equivalent adjustments totaling $133, $130 and $155 for 2011, 2010 and 2009 respectively, are included in interest on loans.  The adjustments are based on a federal tax rate of 34 percent.

(2)
Taxable-equivalent adjustments totaling $58, $48 and $127 for 2011, 2010, and 2009 respectively, are included in tax-exempt interest on investment securities. The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

Part II (Continued)
Item 7 (Continued)

Colony Bankcorp, Inc. and Subsidiaries
Interest Rate Sensitivity

The following table is an analysis of the Company’s interest rate-sensitivity position at December 31, 2011.  The interest-bearing rate-sensitivity gap, which is the difference between interest-earning assets and interest-bearing liabilities by repricing period, is based upon maturity or first repricing opportunity, along with a cumulative interest rate-sensitivity gap.  It is important to note that the table indicates a position at a specific point in time and may not be reflective of positions at other times during the year or in subsequent periods.  Major changes in the gap position can be, and are, made promptly as market outlooks change.

	Assets and Liabilities Repricing Within

	3 Months	4 to 12		1 to 5	Over 5
	or Less	Months	1 Year	Years	Years	Total

EARNING ASSETS:
Interest-bearing Deposits	$28,957	$ ---	$28,957	$ ---	$ ---	$28,957
Federal Funds Sold	54,991	---	54,991	---	---	54,991
Investment Securities	2,225	10,710	12,935	211,470	79,532	303,937
Loans, Net of Unearned Income	295,902	139,575	435,477	266,406	14,381	716,264
Other Interest-bearing Assets	5,398	---	5,398	---	---	5,398

Total Interest-earning Assets	387,473	150,285	537,758	477,876	93,913	1,109,547

INTEREST-BEARING LIABILITIES:
Interest-bearing Demand Deposits (1)	284,871	---	284,871	---	---	284,871
Savings (1)	41,231	---	41,231	---	---	41,231
Time Deposits	126,035	302,568	428,603	150,983	29	579,615
Other Borrowings (2)	13,500	27,500	41,000	----	30,000	71,000
Subordinated Debentures	24,229	----	24,229	---	---	24,229

Total Interest-bearing Liabilities	489,866	330,068	819,934	150,983	30,029	1,000,946

Interest Rate-Sensitivity Gap	(102,393)	(179,783)	(282,176)	326,893	63,884	108,601

Cumulative Interest-Sensitivity Gap	$(102,393)	$(282,176)	$(282,176)	$44,717	$108,601

Interest Rate-Sensitivity Gap as a Percentage of Interest-Earning Assets	(9.23)%	(16.20)%	(25.43)%	29.46%	5.76%

Cumulative Interest Rate-Sensitivity as a Percentage of Interest-Earning Assets	(9.23)%	(25.43)%	(25.43)%	4.03%	9.79%

(1)	Interest-bearing Demand and Savings Accounts for repricing purposes are considered to reprice within 3 months or less.

(2)	Short-term borrowings for repricing purposes are considered to reprice within 3 months or less.

Part II (Continued)
Item 7 (Continued)

The foregoing table indicates that we had a one year negative gap of $282 million, or 25.43 percent of total assets at December 31, 2011.  In theory, this would indicate that at December 31, 2011, $282 million more in liabilities than assets would reprice if there were a change in interest rates over the next 365 days.  Thus, if interest rates were to decline, the gap would indicate a resulting increase in net interest margin.  However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity.  In addition, the interest rate spread between an asset and our supporting liability can vary significantly while the timing of repricing of both the assets and our supporting liability can remain the same, thus impacting net interest income.  This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposits.

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

The Company is now utilizing FTN Financial Asset/Liability Management Analysis for a more dynamic analysis of balance sheet structure.  The Company has established earnings at risk for net interest income in a +/- 200 basis point rate shock to be no more than a fifteen percent percentage change.  The most recent analysis as of December 31, 2011 indicates that net interest income would deteriorate 21.33 percent with a 200 basis point decrease and would improve 10.00 percent with a 200 basis point increase.  Though slightly outside policy, the increased exposure to declining rates is mitigated by the low likelihood of a further decline of 200 basis points from the current rate levels.  The Company has established equity at risk in a +/- 200 basis point rate shock to be no more than a twenty percent percentage change.  The most recent analysis as of December 31, 2011 indicates that net economic value of equity percentage change would increase 1.54 percent with a 200 basis point increase and would decrease 17.52 percent with a 200 basis point decrease.  The Company has established its one year gap to be 0.80 percent to 1.20 percent.  The most recent analysis as of December 31, 2011 indicates a one year gap of 0.78 percent.  The analysis reflects net interest margin compression in a declining interest rate environment.  Given that interest rates have basically “bottomed-out” with the recent Federal Reserve action, the Company is anticipating interest rates to increase in the future though we believe that interest rates will remain flat most of 2012.  The Company is focusing on areas to minimize margin compression in the future by minimizing longer term fixed rate loans, shortening on the yield curve with investments, securing longer term FHLB advances, securing certificates of deposit for longer terms and focusing on reduction of nonperforming assets.

Part II (Continued)
Item 7 (Continued)

Return on Assets and Stockholder’s Equity

The following table presents selected financial ratios for each of the periods indicated.

	Years Ended December 31
	2011	2010	2009

Return on Average Assets(1)	0.09%	(0.07)%	(0.60)%

Return on Average Equity(1)	1.20%	(0.98)%	(19.45)%

Equity to Assets	8.08%	7.29%	6.83%

Dividends Declared	$0.00	$0.00	$0.146

(1)	Computed using net income available to common shareholders.

Future Outlook

During the past three years, the financial services industry experienced tremendous adversities as a result of the collapse of the real estate markets across the country.  Colony, like most banking companies, has been affected by these economic challenges that started with a rapid stall of real estate sales and development throughout the country.  Focus during 2011 and again in 2012 will be directed toward addressing and bringing resolution to problem assets.

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

Part II (Continued)
Item 7 (Continued)

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

The Bank has also agreed to have and maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as follows:  Tier 1 leverage capital to total assets of 8% and total risk-based capital to total risk-weighted assets of 10%.  At December 31, 2011, the Bank’s capital ratios were 9.38% and 16.29%, respectively.

Item 7A

Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is located in Item 7 under the heading Interest Rate Sensitivity.

Item 8

Financial Statements and Supplemental Data

The following consolidated financial statements of the Registrant and its subsidiaries are included on exhibit 13 of this Annual Report on Form 10-K:

Consolidated Balance Sheets – December 31, 2011 and 2010

Consolidated Statements of Income – Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Comprehensive Income – Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Stockholders’ Equity – Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows – Years Ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

Part II (Continued)
Item 8 (Continued)

Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2011 and 2010:
	Three Months Ended
	December 31	September 30	June 30	March 31
2011	($ in Thousands, Except Per Share Data)
Interest Income	$12,439	$12,732	$13,095	$13,527
Interest Expense	3,594	3,989	4,514	4,709
Net Interest Income	8,845	8,743	8,581	8,818
Provision for Loan Losses	2,250	2,250	2,250	1,500
Securities Gains	979	813	736	396
Noninterest Income	1,774	1,610	1,935	1,708
Noninterest Expense	8,804	8,090	8,218	7,939
Income (Loss) Before Income Taxes	544	826	784	1,483
Provision for Income Taxes	164	268	245	427
Net Income (Loss)	380	558	539	1,056
Preferred Stock Dividends	350	350	350	350
Net Income (Loss) Available to Common Stockholders	$30	$208	$189	$706

Net Income (Loss) Per Common Share
Basic	$0.00	$0.02	$0.02	$0.08
Diluted	$0.00	$0.02	$0.02	$0.08

2010
Interest Income	$13,952	$14,441	$15,123	$15,222
Interest Expense	5,073	5,379	5,527	5,544
Net Interest Income	8,879	9,062	9,596	9,678
Provision for Loan Losses	2,500	4,200	3,400	3,250
Securities Gains	817	922	97	781
Noninterest Income	1,966	1,742	1,922	1,759
Noninterest Expense	8,732	9,115	7,696	8,313
Income (Loss) Before Income Taxes	430	(1,589)	519	655
Provision for Income Taxes	127	(555)	(2)	(29)
Net Income (Loss)	303	(1,034)	521	684
Preferred Stock Dividends	350	350	350	350
Net Income (Loss) Available to Common Stockholders	$(47)	$(1,384)	$171	$334

Net Income (Loss) Per Common Share
Basic	$(0.01)	$(0.16)	$0.02	$0.05
Diluted	$(0.01)	$(0.16)	$0.02	$0.05

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

During the year ended December 31, 2011, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Colony’s management assessed the effectiveness of Colony’s internal control over financial reporting as of December 31, 2011 based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the assessment, management determined that Colony maintained effective internal control over financial reporting as of December 31, 2011.

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
March 15, 2012

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

Part III (Continued)
Item 12

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued Upon Stock Grant, Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity Compensation Plans Approved By Security Holders

2004 Restricted Stock Grant Plan			$108,042

			$108,042

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

Part IV (Continued)
Item 15 (Continued)

13	Consolidated Financial Statements of Colony Bankcorp, Inc. as of December 31, 2011 and 2010

21	Subsidiaries of the Company

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certificate of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Certificate of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 30.15 of 31 CFR Part 30

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Colony Bankcorp, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

COLONY BANKCORP, INC.

/s/ James D. Minix
James D. Minix Interim President/Director/Chief Executive Officer

March 15, 2012
Date

/s/ Terry L. Hester
Terry L. Hester Executive Vice-President/Chief Financial Officer/Director

March 15, 2012
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ B. Gene Waldron	March 15, 2012
B. Gene Waldron, Director	Date

/s/ Edward J. Harrell	March 15, 2012
Edward J. Harrell, Director	Date

/s/ Mark H. Massee	March 15, 2012
Mark H. Massee, Director	Date

/s/ Charles E. Myler	March 15, 2012
Charles E. Myler, Director	Date

/s/ W. B. Roberts, Jr.	March 15, 2012
W. B. Roberts, Jr., Director	Date

/s/ Jonathan W. R. Ross	March 15, 2012
Jonathan W. R. Ross, Director	Date

/s/ M. Frederick Dwozan	March 15, 2012
M. Frederick Dwozan, Director	Date

/s/ Davis W. King, Sr.	March 15, 2012
Davis W. King, Sr., Director	Date

/s/ Scott Lowell Downing	March 15, 2012
Scott Lowell Downing, Director	Date