Form 10-Q
period 2012-03-31
COLONY BANKCORP INC
filed 2012-05-07
CIK 711669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 2012	COMMISSION FILE NUMBER 0-12436

COLONY BANKCORP, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

GEORGIA	58-1492391
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).

YES    ☐                      NO    ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS	OUTSTANDING AT MAY 7, 2012
COMMON STOCK, $1 PAR VALUE	8,439,258

Forward-Looking Statement Disclosure

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

PART 1.   FINANCIAL INFORMATION
ITEM 1

FINANCIAL STATEMENTS

THE FOLLOWING FINANCIAL STATEMENTS ARE PROVIDED FOR COLONY BANKCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY BANK, COLONY BANK

A.	CONSOLIDATED BALANCE SHEETS – MARCH 31, 2012 AND DECEMBER 31, 2011.

B.	CONSOLIDATED STATEMENTS OF INCOME – FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011.

C.	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011.

D.	CONSOLIDATED STATEMENTS OF CASH FLOWS – FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011.

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING SOLELY OF NORMAL RECURRING ADJUSTMENTS) NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2012 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

Part I (Continued)
Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2012 AND DECEMBER 31, 2011
(DOLLARS IN THOUSANDS)

	March 31, 2012	December 31, 2011
ASSETS	(Unaudited)	(Audited)

Cash and Cash Equivalents
Cash and Due from Banks	$18,055	$28,380
Federal Funds Sold	29,770	54,992
	47,825	83,372
Interest-Bearing Deposits	28,051	28,957
Investment Securities
Available for Sale, at Fair Value	333,608	303,891
Held to Maturity, at Cost (Fair Value of $48 and $46, as of March 31, 2012 and December 31, 2011, Respectively)	47	46
	333,655	303,937

Federal Home Loan Bank Stock, at Cost	5,398	5,398
Loans	706,513	716,321
Allowance for Loan Losses	(15,910)	(15,650)
Unearned Interest and Fees	(70)	(57)
	690,533	700,614
Premises and Equipment	25,772	25,750
Other Real Estate	20,989	20,445
Other Intangible Assets	250	259
Other Assets	24,171	26,644
Total Assets	$1,176,644	$1,195,376

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest-Bearing	$105,473	$94,269
Interest-Bearing	888,541	905,716
	994,014	999,985
Borrowed Money
Subordinated Debentures	24,229	24,229
Other Borrowed Money	57,500	71,000
	81,729	95,229

Other Liabilities	3,776	3,549
Commitments and Contingencies
Stockholders' Equity
Preferred Stock, Stated Value $1,000 a Share; Authorized 10,000,000 Shares, Issued 28,000 Shares	27,703	27,663
Common Stock, Par Value $1 a Share; Authorized 20,000,000 Shares, Issued 8,439,258 and 8,439,258 Shares as of March 31, 2012 and December 31, 2011, Respectively	8,439	8,439
Paid-In Capital	29,145	29,145
Retained Earnings	29,604	29,456
Accumulated Other Comprehensive Income, Net of Tax	2,234	1,910
	97,125	96,613
Total Liabilities and Stockholders' Equity	$1,176,644	$1,195,376

The accompanying notes are an integral part of these statements.

Part I (Continued)
Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	3/31/2012	3/31/2011
Interest Income
Loans, Including Fees	$10,420	$11,568
Federal Funds Sold	26	34
Deposits with Other Banks	20	18
Investment Securities
U.S. Government Agencies	1,619	1,843
State, County and Municipal	66	29
Corporate Obligations and Asset-Backed Securities	23	23
Dividends on Other Investments	17	12
	12,191	13,527
Interest Expense
Deposits	2,470	3,654
Federal Funds Purchased	--	167
Borrowed Money	837	888
	3,307	4,709

Net Interest Income	8,884	8,818
Provision for Loan Losses	1,942	1,500
Net Interest Income After Provision for Loan Losses	6,942	7,318

Noninterest Income
Service Charges on Deposits	796	756
Other Service Charges, Commissions and Fees	419	315
Mortgage Fee Income	81	62
Securities Gains	137	396
Other	381	575
	1,814	2,104
Noninterest Expenses
Salaries and Employee Benefits	3,820	3,569
Occupancy and Equipment	938	1,016
Other	3,225	3,354
	7,983	7,939

Income Before Income Taxes	773	1,483
Income Taxes	232	427
Net Income	541	1,056
Preferred Stock Dividends	352	350
Net Income Available to Common Stockholders	$189	$706
Net Income Per Share of Common Stock
Basic	$0.02	$0.08
Diluted	$0.02	$0.08
Cash Dividends Declared Per Share of Common Stock	$0.00	$0.00
Weighted Average Basic Shares Outstanding	8,439,258	8,439,220
Weighted Average Diluted Shares Outstanding	8,439,258	8,439,220

The accompanying notes are an integral part of these statements.

Part I (Continued)
Item 1 (Continued)

COLONY BANKCORP INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months	Three Months
	Ended	Ended
	03/31/12	03/31/11

Net Income	$541	$1,056

Other Comprehensive Income (Loss), Net of Tax
Gains (Losses) on Securities Arising During the Year	415	(554)
Reclassification Adjustment	(91)	(261)

Change in Net Unrealized Gains (Losses) on Securities Available for Sale, Net of Reclassification Adjustment and Tax Effect	324	(815)

Comprehensive Income	$865	$241

The accompanying notes are an integral part of these statements.

Part I (Continued)
Item 1 (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$541	$1,056
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	402	455
Provision for Loan Losses	1,942	1,500
Securities Gains	(137)	(396)
Amortization and Accretion	1,016	872
Loss on Sale of Other Real Estate and Repossessions	121	10
Provision for Losses on Other Real Estate	350	443
Increase in Cash Surrender Value of Life Insurance	(62)	(61)
Other Prepaids, Deferrals and Accruals, Net	2,175	705
	6,348	4,584
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Investment Securities Available for Sale	(46,858)	(76,277)
Proceeds from Maturities, Calls, and Paydowns of
Investment Securities:
Available for Sale	10,709	12,363
Proceeds from Sale of Investment Securities
Available for Sale	6,082	73,896
Decrease in Interest-Bearing Deposits in Other Banks	906	35,991
Decrease in Net Loans to Customers	4,815	20,865
Purchase of Premises and Equipment	(424)	(78)
Proceeds from Sale of Other Real Estate and Repossessions	2,346	771
	(22,424)	67,531
CASH FLOWS FROM FINANCING ACTIVITIES
Noninterest-Bearing Customer Deposits	11,204	(8,100)
Interest-Bearing Customer Deposits	(17,175)	(20,061)
Dividends Paid On Preferred Stock	--	(350)
Principal Payments on Other Borrowed Money	(13,500)	(3,095)
	(19,471)	(31,606)

Net Increase (Decrease) in Cash and Cash Equivalents	(35,547)	40,509
Cash and Cash Equivalents at Beginning of Period	83,372	54,149
Cash and Cash Equivalents at End of Period	$47,825	$94,658

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

Use of Estimates

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans and the valuation of deferred tax assets and other intangible assets.

Reclassifications

In certain instances, amounts reported in prior years’ consolidated financial statements have been reclassified to conform to statement presentations selected for 2012.   Such reclassifications had no effect on previously reported stockholders’ equity or net income.

Concentrations of Credit Risk

Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions.  The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk, particularly with the current economic downturn in the real estate market.  At March 31, 2012, approximately 85 percent of the Company’s loan portfolio was concentrated in loans secured by real estate.  A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector.  The continued downturn of the housing and real estate market that began in 2007 has resulted in an increase of problem loans secured by real estate.  These loans are centered primarily in the Company’s larger MSA markets.  Declining collateral real estate values that secure land development, construction and speculative real estate loans in the Company’s larger MSA markets have resulted in high loan loss provisions in recent years.  In addition, a large portion of the Company’s foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions.  Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.

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

In 2012, The Company refined its methodology used in estimating the amount of the Allowance for Loan and Lease Losses (ALLL).  As discussed in Note 5 to the financial statements, the allowance for loan losses resulted in a reduction of $1,496 due to a change in methodology in the current year.  Refer to the financial statements for more information on this topic.

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

Deferred tax assets and liabilities are recognized based on future tax consequences attributable to differences arising from the financial statement carrying values of assets and liabilities and their tax bases. The differences relate primarily to depreciable assets (use of different depreciation methods for financial statement and income tax purposes) and allowance for loan losses (use of the allowance method for financial statement purposes and the direct write-off method for tax purposes). In the event of changes in the tax laws, deferred tax assets and liabilities are adjusted in the period of the enactment of those changes, with effects included in the income tax provision. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company and its subsidiary file a consolidated federal income tax return. The subsidiary pays its proportional share of federal income taxes to the Company based on its taxable income.

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

Other Real Estate

Other real estate generally represents real estate acquired through foreclosure and is initially recorded at estimated fair value at the date of acquisition less the cost of disposal.  Losses from the acquisition of property in full or partial satisfaction of debt are recorded as loan losses. Properties are evaluated regularly to ensure the recorded amounts are supported by current fair values, and valuation allowances are recorded as necessary to reduce the carrying amount to fair value less estimated cost of disposal.  Routine holding costs and gains or losses upon disposition are included in foreclosed property expense.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale, represent equity changes from economic events of the period other than transactions with owners and are not reported in the consolidated statements of operations but as a separate component of the equity section of the consolidated balance sheets. Such items are considered components of other comprehensive income (loss).  Accounting standards codification requires the presentation in the consolidated financial statements of net income and all items of other comprehensive income (loss) as total comprehensive income (loss).

Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Company has entered into commitments to extend credit, commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded.

Accounting Standards Updates

ASU No. 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.”  ASU 2011-03 is intended to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  ASU 2011-03 removes from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance guidance related to that criterion.  ASU 2011-03 became effective for the Company on January 1, 2012 and did not have a significant impact on the Company’s financial statements.

ASU No. 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.”  ASU 2011-04 amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards.  ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures.  ASU 2011-04 became effective for the Company on January 1, 2012 and, aside from new disclosures, did not have a significant impact on the Company’s financial statements.

Part I (Continued)
Item 1 (Continued)

(1)  Summary of Significant Accounting Policies (Continued)

Accounting Standards Updates (Continued)

ASU No. 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.”  ASU 2011-05 amends Topic 220, “Comprehensive Income,” to require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented.  The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated.  ASU 2011-05 became effective for the Company on January 1, 2012; however, certain provisions related to the presentation of reclassification adjustments have been deferred by ASU 2011-12 “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,”.  The adoption of ASU 2011-05 did not have a significant impact on the Company’s financial statements.

ASU No. 2011-11, “Balance Sheet (Topic 210) – “Disclosures about Offsetting Assets and Liabilities.”  ASU 2011-11 amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement.  ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013, and is not expected to have a significant impact on the Company’s financial statements.

(2)  Cash and Balances Due from Banks

Components of cash and balances due from banks are as follows as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Cash on Hand and Cash Items	$8,380	$9,272
Noninterest-Bearing Deposits with Other Banks	9,675	19,108
	$18,055	$28,380

The Company is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank based on a percentage of deposits.  Reserve balances totaled $6.9 million and $4.2 million at March 31, 2012 and December 31, 2011.

Part I (Continued)
Item 1 (Continued)

(3)  Investment Securities

Investment securities as of March 31, 2012 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale:
U.S. Government Agencies
Mortgage-Backed	$319,355	$3,554	$(185)	$322,724
State, County & Municipal	8,502	168	(28)	8,642
Corporate Obligations	2,000	115	(5)	2,110
Asset-Backed Securities	367	--	(235)	132
	$330,224	$3,837	$(453)	$333,608
Securities Held to Maturity:
State, County and Municipal	$47	$1	$--	$48

The amortized cost and fair value of investment securities as of March 31, 2012, by contractual maturity, are shown hereafter.  Expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due Less Than One Year	$125	$129	$--	$--
Due After One Year Through Five Years	2,355	2,487	47	48
Due After Five Years Through Ten Years	5,707	5,816	--	--
Due After Ten Years	2,682	2,452	--	--
	10,869	10,884	47	48

Mortgage-Backed Securities	319,355	322,724	--	--
	$330,224	$333,608	$47	$48

Investment securities as of December 31, 2011 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale:
U.S. Government Agencies
Mortgage-Backed	$291,097	$3,152	$(188)	$294,061
State, County & Municipal	7,475	132	(23)	7,584
Corporate Obligations	2,000	124	(10)	2,114
Asset-Backed Securities	426	--	(294)	132
	$300,998	$3,408	$(515)	$303,891
Securities Held to Maturity:
State, County and Municipal	$46	$--	$--	$46

Proceeds from the sale of investments available for sale during first three months of 2012 totaled $6,082 compared to $73,896 for the first three months of 2011.  The sale of investments available for sale during 2012 resulted in gross realized gains of $197.  This was offset by other than temporary impairment charges of $(60).  The sale of investments available for sale during 2011 resulted in gross realized gain of $397 and losses of $(1).

Part I (Continued)
Item 1 (Continued)

(3)  Investment Securities (Continued)

Nonaccrual securities are securities for which principal and interest are doubtful of collection in accordance with original terms and for which accruals of interest have been discontinued due to payment delinquency.  Fair value of securities on nonaccrual status totaled $132 and $132 as of March 31, 2012 and December 31, 2011, respectively.

Investment securities having a carry value approximating $129,023 and $136,838 as of March 31, 2012 and December 31, 2011, respectively, were pledged to secure public deposits and for other purposes.

Information pertaining to securities with gross unrealized losses at March 31, 2012 and December 31, 2011 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

March 31, 2012
U.S. Government Agencies
Mortgage-Backed	$29,749	$(179)	$899	$(6)	$30,648	$(185)
State, County and Municipal	2,200	(27)	73	(1)	2,273	(28)
Corporate Obligations	--	--	995	(5)	995	(5)
Asset-Backed Securities	--	--	132	(235)	132	(235)
	$31,949	$(206)	$2,099	$(247)	$34,048	$(453)

December 31, 2011
U.S. Government Agencies
Mortgage-Backed	$26,440	$(188)	$--	$--	$26,440	$(188)
State, County and Municipal	1,224	(22)	73	(2)	1,297	(24)
Corporate Obligations	--	--	990	(10)	990	(10)
Asset-Backed Securities	--	--	132	(293)	132	(293)
	$27,664	$(210)	$1,195	$(305)	$28,859	$(515)

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

At March 31, 2012, the debt securities with unrealized losses have depreciated 1.31 percent from the Company’s amortized cost basis.  These securities are guaranteed by either the U.S. Government, other governments or U.S. corporations, except for asset-backed securities.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary.  However, the Company did own one asset-backed security at March 31, 2012 which has been in a continuous unrealized loss position for more than twelve months.  This investment is comprised of one issuance of a trust preferred security, has a book value of $367 and an unrealized loss of $235.  Management evaluates this investment on a quarterly basis utilizing a third-party valuation model.  The results of this model revealed other-than-temporary impairment and as a result, $60 was written off during the three month period ended March 31, 2012.  The Company does not intend to sell this investment, nor does the Company consider it likely that it will be required to sell the investment prior to recovery of the remaining fair value.

Part I (Continued)
Item 1 (Continued)

(4)  Loans

The following table presents the composition of loans segregated by class of loans, as of March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011
Commercial and Industrial
Commercial	$55,673	$48,986
Industrial	8,848	8,422

Real Estate
Commercial Construction	56,420	58,546
Residential Construction	3,224	3,530
Commercial	300,389	315,281
Residential	194,868	193,638
Farmland	48,008	48,225

Consumer and Other
Consumer	29,643	30,449
Other	9,440	9,244

Total Loans	$706,513	$716,321

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

The following table presents the loan portfolio by credit quality indicator (risk grade) as of March 31, 2012 and December 31, 2011.  Those loans with a risk grade of 1, 2, 3 or 4 have been combined in the pass column for presentation purposes.

March 31, 2012
	Pass	Special Mention	Substandard	Total Loans
Commercial and Industrial
Commercial	$48,836	$2,182	$4,655	$55,673
Industrial	8,790	--	58	8,848

Real Estate
Commercial Construction	28,891	1,739	25,790	56,420
Residential Construction	3,020	--	204	3,224
Commercial	258,928	13,887	27,574	300,389
Residential	175,906	9,255	9,707	194,868
Farmland	43,730	1,405	2,873	48,008

Consumer and Other
Consumer	28,690	317	636	29,643
Other	9,313	14	113	9,440

Total Loans	$606,104	$28,799	$71,610	$706,513

December 31, 2011
	Pass	Special Mention	Substandard	Total Loans
Commercial and Industrial
Commercial	$42,586	$1,481	$4,919	$48,986
Industrial	8,153	--	269	8,422

Real Estate
Commercial Construction	28,746	2,814	26,986	58,546
Residential Construction	3,227	303	--	3,530
Commercial	272,062	14,790	28,429	315,281
Residential	175,100	8,343	10,195	193,638
Farmland	43,664	1,413	3,148	48,225

Consumer and Other
Consumer	29,372	362	715	30,449
Other	9,029	99	116	9,244

Total Loans	$611,939	$29,605	$74,777	$716,321

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

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due.  Generally, loans are placed on nonaccrual status if principal or interest payments become 90 days past due or when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provision.  Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due.  Nonaccrual loans totaled $39,367 and $38,822 as of March 31, 2012 and December 31, 2011, respectively, and total recorded investment in loans past due 90 days or more and still accruing interest approximated $0 and $15, respectively.  During its review of impaired loans, the company determined the majority of its exposures on these loans were known losses.  As a result, the exposures were charged off, reducing the specific allowances on impaired loans.

The following table represents an age analysis of past due loans and nonaccrual loans, segregated by class of loans, as of March 31, 2012 and December 31, 2011:

March 31, 2012
	Accruing Loans
		90 Days
	30-89 Days	or More	Total Accruing	Nonaccrual
	Past Due	Past Due	Loans Past Due	Loans	Current Loans	Total Loans
Commercial and Industrial
Commercial	$149	$--	$149	$1,737	$53,787	$55,673
Industrial	--	--	--	39	8,809	8,848

Real Estate
Commercial Construction	247	--	247	23,405	32,768	56,420
Residential Construction	--	--	--	--	3,224	3,224
Commercial	1,749	--	1,749	7,998	290,642	300,389
Residential	2,656	--	2,656	3,375	188,837	194,868
Farmland	285	--	285	2,557	45,166	48,008

Consumer and Other
Consumer	256	--	256	212	29,175	29,643
Other	--	--	--	44	9,396	9,440

Total Loans	$5,342	$--	$5,342	$39,367	$661,804	$706,513

Part I (Continued)
Item 1 (Continued)

(4) Loans (Continued)

December 31, 2011
	Accruing Loans
		90 Days
	30-89 Days	or More	Total Accruing	Nonaccrual
	Past Due	Past Due	Loans Past Due	Loans	Current Loans	Total Loans
Commercial and Industrial
Commercial	$645	$--	$645	$2,103	$46,238	$48,986
Industrial	--	--	--	86	8,336	8,422

Real Estate
Commercial Construction	514	--	514	23,578	34,454	58,546
Residential Construction	33	--	33	--	3,497	3,530
Commercial	2,931	--	2,931	9,194	303,156	315,281
Residential	2,251	15	2,266	3,110	188,262	193,638
Farmland	376	--	376	487	47,362	48,225

Consumer and Other
Consumer	410	--	410	221	29,818	30,449
Other	--	--	--	43	9,201	9,244

Total Loans	$7,160	$15	$7,175	$38,822	$670,324	$716,321

Part I (Continued)
Item 1 (Continued)

(4) Loans (Continued)

The following table details impaired loan data as of March 31, 2012:

March 31, 2012
	Unpaid
	Contractual			Average	Interest	Interest
	Principal	Impaired	Related	Recorded	Income	Income
	Balance	Balance	Allowance	Investment	Recognized	Collected

With No Related Allowance Recorded
Commercial	$1,842	$1,679	$--	$1,679	$25	$26
Agricultural	39	39	--	39	--	--
Commercial Construction	17,191	12,463	--	12,463	1	4
Commercial Real Estate	37,579	32,018	--	32,018	300	296
Residential Real Estate	3,149	2,407	--	2,407	23	18
Farmland	2,340	2,297	--	2,297	32	--
Consumer	224	212	--	212	2	3
Other	52	44	--	44	--	--

	62,416	51,159	--	51,159	383	347

With An Allowance Recorded
Commercial	310	310	304	310	2	5
Agricultural	--	--	--	--	--	--
Commercial Construction	13,488	10,942	2,755	10,942	(9)	--
Commercial Real Estate	3,647	3,647	1,023	3,647	20	20
Residential Real Estate	4,708	4,045	788	4,045	25	26
Farmland	299	260	12	260	--	--
Consumer	--	--	--	--	--	--
Other	--	--	--	--	--	--

	22,452	19,204	4,882	19,204	38	51

Total
Commercial	2,152	1,989	304	1,989	27	31
Agricultural	39	39	--	39	--	--
Commercial Construction	30,679	23,405	2,755	23,405	(8)	4
Commercial Real Estate	41,226	35,665	1,023	35,665	320	316
Residential Real Estate	7,857	6,452	788	6,452	48	44
Farmland	2,639	2,557	12	2,557	32	--
Consumer	224	212	--	212	2	3
Other	52	44	--	44	--	--

	$84,868	$70,363	$4,882	$70,363	$421	$398

Part I (Continued)
Item 1 (Continued)

(4) Loans (Continued)

The following table details impaired loan data as of December 31, 2011:

December 31, 2011
	Unpaid
	Contractual			Average	Interest	Interest
	Principal	Impaired	Related	Recorded	Income	Income
	Balance	Balance	Allowance	Investment	Recognized	Collected

With No Related Allowance Recorded
Commercial	$1,743	$1,580	$--	$947	$60	$65
Agricultural	86	86	--	208	(4)	--
Commercial Construction	17,699	12,799	--	13,310	116	144
Commercial Real Estate	34,686	29,385	--	27,027	833	834
Residential Real Estate	2,601	1,934	--	3,176	88	80
Farmland	278	227	--	342	66	66
Consumer	229	216	--	184	11	12
Other	52	43	--	40	1	2

	57,374	46,270	--	45,234	1,171	1,203

With An Allowance Recorded
Commercial	775	776	308	214	15	19
Commercial Construction	14,036	11,489	2,693	10,470	14	61
Commercial Real Estate	6,430	6,430	2,061	6,557	182	197
Residential Real Estate	4,772	4,042	675	3,859	97	97
Farmland	299	260	12	65	(18)	--
Consumer	5	5	2	4	1	1
Other	--	--	--	19	--	--

	26,317	23,002	5,751	21,188	291	375

Total
Commercial	2,518	2,356	308	1,161	75	84
Agricultural	86	86	--	208	(4)	--
Commercial Construction	31,735	24,288	2,693	23,780	130	205
Commercial Real Estate	41,116	35,815	2,061	33,584	1,015	1,031
Residential Real Estate	7,373	5,976	675	7,035	185	177
Farmland	577	487	12	407	48	66
Consumer	234	221	2	188	12	13
Other	52	43	--	59	1	2

	$83,691	$69,272	$5,751	$66,422	$1,462	$1,578

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

Troubled Debt Restructurings (TDRs) are troubled loans on which the original terms of the loan have been modified in favor of the borrower due to deterioration in the borrower’s financial condition.  Each potential loan modification is reviewed individually and the terms of the loan are modified to meet the borrower’s specific circumstances at a point in time.  Not all loan modifications are TDRs.  Loan modifications are reviewed and approved by the Company’s senior lending staff, who then determine whether the loan meets the criteria for a TDR. Generally, the types of concessions granted to borrowers that are evaluated in determining whether a loan is classified as a TDR include:

Part I (Continued)
Item 1 (Continued)

(4) Loans (Continued)

•	Interest rate reductions – Occur when the stated interest rate is reduced to a nonmarket rate or a rate the borrower would not be able to obtain elsewhere under similar circumstances.

•
Amortization or maturity date changes – Result when the amortization period of the loan is extended beyond what is considered a normal amortization period for loans of similar type with similar collateral.

•
Principal reductions – These are often the result of commercial real estate loan workouts where two new notes are created.  The primary note is underwritten based upon our normal underwriting standards and is structured so that the projected cash flows are sufficient to repay the contractual principal and interest of the newly restructured note.  The terms of the secondary note vary by situation and often involve that note being charged-off, or the principal and interest payments being deferred until after the primary note has been repaid.  In situations where a portion of the note is charged-off during modification there is often no specific reserve allocated to those loans.  This is due to the fact that the amount of the charge-off usually represents the excess of the original loan balance over the collateral value and the Company has determined there is no additional exposure on those loans.

As discussed in Note 1, Summary of Significant Accounting Policies, once a loan is identified as a TDR, it is accounted for as an impaired loan.  The Company had no unfunded commitments to lend to a customer that has a troubled debt restructured loan as of March 31, 2012.  The following tables present the number of loan contracts restructured during the three months ended March 31, 2012 and the pre- and post-modification recorded investment as well as the number of contracts and the recorded investment for those TDRs modified during the previous twelve months which subsequently defaulted during the period.  Loans modified in a troubled debt restructuring are considered to be in default once the loan becomes 90 days past due.

Troubled Debt Restructurings	# of Contracts	Pre-Modification	Post-Modification

Commercial RE	1	$57	$57
Residential RE	1	227	224

Total Loans	2	$284	$281

		Recorded
Troubled Debt Restructurings That Subsequently Defaulted	# of Contracts	Investment

Commercial Construction	1	$64
Residential RE	1	50

Total Loans	2	$114

Part I (Continued)
Item 1 (Continued)

(5)  Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses, segregated by class of loan, for the three month period ended March 31, 2012.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other loan categories and periodically may result in reallocation within the provision categories.

March 31, 2012
	Beginning				Ending
	Balance	Charge-Offs	Recoveries	Provision	Balance

Commercial and Industrial
Commercial	$1,071	$(47)	$4	$52	$1,080
Industrial	297	--	--	--	297

Real Estate
Commercial Construction	3,123	(260)	21	289	3,173
Residential Construction	138	--	--	--	138
Commercial	6,448	(1,297)	11	1,438	6,600
Residential	3,695	(129)	3	142	3,711
Farmland	365	--	4	--	369

Consumer and Other
Consumer	205	(19)	25	21	232
Other	308	--	2	--	310

	$15,650	$(1,752)	$70	$1,942	$15,910

The following table details activity in the allowance for loan losses, segregated by class of loan, for the three month period ended March 31, 2011.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other loan categories and periodically may result in reallocation within the provision categories.

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

Part I (Continued)
Item 1 (Continued)

(5)  Allowance for Loan Losses (Continued)

In 2012, The Company refined its methodology used in estimating the amount of the Allowance for Loan and Lease Losses.  Management has been proactive in identifying problem loans, assessing exposure, and providing sufficient reserves to cover the exposures.  The Allowance for Loan and Lease Losses was increased in anticipation of identified exposures resulting in confirmed losses.  When losses were confirmed, they were promptly charged off.  As a result, losses over the last three years have been very high.  During this time, newer loans granted were made subject to higher underwriting standards and more conservative appraisals.  Because of the prompt recognition of losses that drove the excessive charge-off history, management now believes the remaining losses incurred in the current portfolio, including newer loans made, will be less than unadjusted loss history factors will suggest.  Considering the major losses taken, along with organizational and staffing changes, the validity of qualitative factors in determining adjustments of loss history needed to be reviewed.  Recognizing the importance of credit administration and the role of personnel involved in granting, approving, administering, monitoring, and collecting loans, management concluded that greater weight should be placed on factors associated with those activities.  The effect of these changes on the ALLL resulted in a reduction in the ALLL estimate of $1,496.  Management believes the adjustments made will result in a better estimation of losses incurred in the portfolio.

The Company determines its individual reserves during its quarterly review of substandard loans.  This process involves reviewing all loans with a risk grade of 6 or below and an outstanding balance of $50,000 or more.  At March 31, 2012 and 2011, impaired loans totaling $869 and $824 were below the $50,000 review threshold and were not individually reviewed for impairment.  Those loans were subject to the bank’s general loan loss reserve methodology and are included in the “Collectively Evaluated for Impairment” column of the following tables.  Since not all loans in the substandard category are considered impaired, this quarterly assessment often results in the identification of individual reserves which are placed against certain loans as part of management’s allowance for loan loss calculation.  The total of these loans and the related reserves are presented in the column titled “Substandard Loans Individually Reviewed for Impairment” in the following tables.  The following tables present breakdowns of the allowance for loan losses, segregated by impairment methodology for March 31, 2012 and 2011:

March 31, 2012
			Ending Allowance Balance
	Nonaccrual/TDR	Substandard	Total
	Individually	Individually	Individually	Collectively
	Evaluated for	Evaluated for	Evaluated for	Evaluated for
	Impairment	Impairment	Impairment	Impairment	Total
Commercial and Industrial
Commercial	$304	$307	$611	$469	$1,080
Industrial	--	--	--	297	297

Real Estate
Commercial Construction	2,755	169	2,924	249	3,173
Residential Construction	--	--	--	138	138
Commercial	1,023	217	1,240	5,360	6,600
Residential	788	823	1,611	2,100	3,711
Farmland	12	--	12	357	369

Consumer and Other
Consumer	--	54	54	178	232
Other	--	--	--	310	310

Total End of Period Allowance Balance	$4,882	$1,570	$6,452	$9,458	$15,910

Part I (Continued)
Item 1 (Continued)

(5)  Allowance for Loan Losses (Continued)

March 31, 2012
			Ending Loan Balance
	Nonaccrual/TDR	Substandard	Total
	Individually	Individually	Individually	Collectively
	Evaluated for	Evaluated for	Evaluated for	Evaluated for
	Impairment	Impairment	Impairment	Impairment	Total
Commercial and Industrial
Commercial	$1,885	$2,428	$4,313	$51,360	$55,673
Industrial	--	--	--	8,848	8,848

Real Estate
Commercial Construction	23,322	2,299	25,621	30,799	56,420
Residential Construction	--	204	204	3,020	3,224
Commercial	35,665	5,567	41,232	259,157	300,389
Residential	6,086	4,193	10,279	184,589	194,868
Farmland	2,536	241	2,777	45,231	48,008

Consumer and Other
Consumer	--	41	41	29,602	29,643
Other	--	21	21	9,419	9,440

Total End of Period Loan Balance	$69,494	$14,994	$84,488	$622,025	$706,513

March 31, 2011
			Ending Allowance Balance
	Nonaccrual/TDR	Substandard	Total
	Individually	Individually	Individually	Collectively
	Evaluated for	Evaluated for	Evaluated for	Evaluated for
	Impairment	Impairment	Impairment	Impairment	Total
Commercial and Industrial
Commercial	$39	$629	$668	$2,447	$3,115
Industrial	--	3	3	65	68

Real Estate
Commercial Construction	1,981	1,132	3,113	156	3,269
Residential Construction	--	--	--	398	398
Commercial	2,785	4,821	7,606	803	8,409
Residential	198	1,284	1,482	2,610	4,092
Farmland	--	16	16	630	646

Consumer and Other
Consumer	8	47	55	2,216	2,271
Other	--	--	--	202	202

Total End of Period Allowance Balance	$5,011	$7,932	$12,943	$9,527	$22,470

Part I (Continued)
Item 1 (Continued)

(5)  Allowance for Loan Losses (Continued)

March 31, 2011
			Ending Loan Balance
	Nonaccrual/TDR	Substandard	Total
	Individually	Individually	Individually	Collectively
	Evaluated for	Evaluated for	Evaluated for	Evaluated for
	Impairment	Impairment	Impairment	Impairment	Total
Commercial and Industrial
Commercial	$74	$2,511	$2,585	$49,996	$52,581
Industrial	313	57	370	9,345	9,715

Real Estate
Commercial Construction	15,164	11,738	26,902	45,743	72,645
Residential Construction	--	--	--	4,180	4,180
Commercial	27,774	20,852	48,626	295,227	343,853
Residential	2,982	7,480	10,462	194,104	204,566
Farmland	444	378	822	47,968	48,790

Consumer and Other
Consumer	92	95	187	32,495	32,682
Other	8	26	34	13,935	13,969

Total End of Period Loan Balance	$46,851	$43,137	$89,988	$692,993	$782,981

(6)  Premises and Equipment

Premises and equipment are comprised of the following as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011

Land	$7,780	$7,780
Building	23,669	23,663
Furniture, Fixtures and Equipment	13,474	13,059
Leasehold Improvements	998	995
	45,921	45,497

Accumulated Depreciation	(20,149)	(19,747)
	$25,772	$25,750

Depreciation charged to operations totaled $402 and $455 for March 31, 2012 and March 31, 2011, respectively.

Certain Company facilities and equipment are leased under various operating leases.  Rental expense approximated $77 and $97 for three months ended March 31, 2012 and March 31, 2011, respectively.

Part I (Continued)
Item 1 (Continued)

(7)  Other Real Estate Owned

The aggregate carrying amount of Other Real Estate Owned (OREO) at March 31, 2012 and December 31, 2011 was $20,989 and $20,445, respectively.  All of the Company’s other real estate owned represents properties acquired through foreclosure or deed in lieu of foreclosure.  The following table details the change in OREO for the three months ended March 31, 2012 and the year ended December 31, 2011.

	Three Months Ended	Twelve Months Ended
	March 31, 2012	December 31, 2011

Balance, Beginning	$20,445	$20,208

Additions	3,244	12,556
Sales of OREO	(2,241)	(9,805)
Loss on Sale	(109)	(1,103)
Provision for LossesT	(350)	(1,411)

Balance, Ending	$20,989	$20,445

(8)  Intangible Assets

The following is an analysis of core deposit intangible asset activity for the three months ended March 31, 2012 and March 31, 2011:

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011

Net Core Deposit, Intangible
Balance, Beginning	$259	$295
Amortization Expense	(9)	(9)
Balance, Ending	$250	$286

The following table reflects the expected amortization for the core deposit intangible at March 31, 2012:

2012	$27
2013	36
2014	36
2015	36
2016 and thereafter	115
$250

(9)  Income Taxes

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

(9)  Income Taxes (Continued)

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

(10) Fair Value Measurements

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

●	Level 3	inputs to the valuation methodology are unobservable and represent the Company’s own assumptions about theassumptions that market participants would use in pricing the assets or liabilities.

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

Impaired loans – Fair value accounting principles also apply to loans measured for impairment, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent).  Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral.  When the fair value of collateral is based on an observable market price or a current appraisal value, the Company records the impaired loan as nonrecurring level 2.  When a current appraisal value is not available or management determines the value, the Company records the impaired loan as nonrecurring level 3.

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

Part I (Continued)
Item 1 (Continued)

(10) Fair Value Measurements (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis – The following table presents the recorded amount of the Company’s assets measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in			Significant
		Active Markets for		Significant Other	Unobservable
		Identical Assets		Observable	Inputs
	March 31, 2012	(Level 1)		Inputs (Level 2)	(Level 3)
Recurring
Securities Available for Sale
Mortgage-backed	$322,724	$	---	$322,724	$ ---
State,County & Municipal	8,642		---	8,642	---
Corporate Obligations	2,110		---	1,115	995
Asset-Backed Securities	132		---	---	132
	$333,608	$	---	$332,481	$1,127

Nonrecurring
Impaired Loans	$65,481	$	---	$15,694	$49,787

Other Real Estate	$20,989	$	---	$6,817	$14,172

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in			Significant
		Active Markets for		Significant Other	Unobservable
		Identical Assets		Observable	Inputs
	December 31, 2011	(Level 1)		Inputs (Level 2)	(Level 3)
Recurring
Securities Available for Sale
Mortgage-backed	$294,061	$	---	$294,061	$ ---
State,County & Municipal	7,584		---	7,584	---
Corporate Obligations	2,114		---	1,124	990
Asset-Backed Securities	132		---	---	132
	$303,891	$	---	$302,769	$1,122

Nonrecurring
Impaired Loans	$63,521	$	---	$34,936	$28,585

Other Real Estate	$20,445	$	---	$6,170	$14,275

Part I (Continued)
Item 1 (Continued)

(10) Fair Value Measurements (Continued)

Liabilities

The Company did not identify any liabilities that are required to be presented at fair value.

The table below presents a reconciliation and statement of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2012.

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)	Available for
Sale Securities
(In Thousands)

Balance, Beginning	$1,122
Total Realized/Unrealized Gains (Losses) Included In
Loss on OTTI Impairment	(60)
Other Comprehensive Income	65

Balance, Beginning	$1,127

 (11) Deposits

The aggregate amount of overdrawn deposit accounts reclassified as loan balances totaled $146 and $250 as of March 31, 2012 and December 31, 2011.

Components of interest-bearing deposits as of March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December 31, 2011
Interest-Bearing Demand	$287,474	$284,871
Savings	46,396	41,231
Time, $100,000 and Over	240,215	247,589
Other Time	314,456	332,025
	$888,541	$905,716

At March 31, 2012 and December 31, 2011, the Company had brokered deposits of $29,058 and $28,158 respectively.  Of the $29,058 brokered deposits at March 31, 2012, $29,058 represented Certificate of Deposits Account Registry Service (CDARS) reciprocal deposits in which customers placed core deposits into the CDARS program for FDIC insurance coverage and the Company received reciprocal brokered deposits in a like amount.  Thus, brokered deposits less the reciprocal deposits totaled $0 at March 31, 2012.  The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $100,000 was approximately $188,209 and $190,877 as of March 31, 2012 and December 31, 2011, respectively.

As of  March 31, 2012 and December 31, 2011,  the scheduled maturities of certificates of deposits are as follows:

Maturity	March 31, 2012	December 31, 2011
One Year and Under	$436,791	$428,603
One to Three Years	102,578	137,619
Three Years and Over	15,302	13,392
	$554,671	$579,614

(12) Securities Sold Under Agreements to Repurchase

At March 31, 2012, the Company had an available repurchase agreement line of credit with a third party totaling $50,000 of which the total $50,000 was outstanding.  Use of this credit facility is subject to the underwriting and risk management policies of the third-party in effect at the time of the request.  Such policies may take into consideration current market conditions, the current financial

Part I (Continued)
Item 1 (Continued)

(12) Securities Sold Under Agreements to Repurchase (Continued)

condition of the Company and the ability of the Company to provide adequate securities as collateral for the transaction, among other factors.

(13) Other Borrowed Money

Other borrowed money at March 31, 2012 and December 31, 2011 is summarized as follows:

	March 31, 2012	December 31, 2011
Federal Home Loan Bank Advances	$57,500	$71,000
	$57,500	$71,000

Advances from the Federal Home Loan Bank (FHLB) have maturities ranging from 2012 to 2019 and interest rates ranging from 3.17 percent to 4.75 percent.  As collateral on the outstanding FHLB advances, the Company has provided a blanket lien on its portfolio of qualifying residential first mortgage loans and commercial loans.  In addition, the Company has pledged certain available-for-sale investment securities with carrying values at March 31, 2012 of approximately $22,855 as additional collateral, as well as cash balances held on deposit with the FHLB.  At March 31, 2012 the Company had remaining credit availability from the FHLB of approximately $121,420.  The Company may be required to pledge additional qualifying collateral in order to utilize the full amount of the remaining credit line.

The aggregate stated maturities of  other borrowed money at March 31, 2012 are as follows:

Year	Amount
2012	$27,500
2013	--
2014	--
2015 and Thereafter	30,000
$57,500

The Company also has available federal funds lines of credit with various financial institutions totaling $43,000, of which there were none outstanding at March 31, 2012.

In addition, the Company has the ability to borrow funds from the Federal Reserve Bank (FRB) of Atlanta utilizing the discount window.  The discount window is an instrument of monetary policy that allows eligible institutions to borrow money from the FRB on a short-term basis to meet temporary liquidity shortages caused by internal or external disruptions.  At March 31, 2012, the Company had approximately $5.8 million of borrowing capacity available under this arrangement, with no outstanding balances.  Certain available-for-sale investment securities totaling approximately $5.9 million were pledged as collateral under this agreement.

(14) Preferred Stock and Warrants

On January 9, 2009, the Company issued to the United States Department of the Treasury (Treasury), in exchange for aggregate consideration of $28.0 million, (i) 28,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, (the Preferred Stock), and (ii) a warrant (the Warrant) to purchase up to 500,000 shares (the Warrant Common Stock) of the Company’s common stock.

The Preferred Stock qualifies as Tier 1 capital and pays cumulative cash dividends quarterly at a rate of 5 percent per annum for the first five years, and 9 percent per annum thereafter.  The Preferred Stock is non-voting, other than class voting rights on certain matters that could adversely affect the Preferred Stock.  The Preferred Stock may be redeemed by the Company on or after February 15, 2012 at the liquidation preference of $1,000 per share plus any accrued and unpaid dividends.  Accrued and unpaid dividends on the Preferred Stock must be declared and set aside for the benefit of the holders of the Preferred Stock before any dividend may be declared on our common stock.

On February 13, 2012, the Company announced the suspension of dividends on the Preferred Stock.  At March 31, 2012, there were accumulated dividends in arrears of $527, including related accrued interest.  The Company may defer dividend payments for up to an aggregate of six dividend periods, whether consecutive or not, without default or penalty under the terms of the agreement.  Failure to pay dividends for six periods would trigger board appointment rights for the holder of the Preferred Stock.

Part I (Continued)
Item 1 (Continued)

(14) Preferred Stock and Warrants (Continued)

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

(15) Subordinated Debentures (Trust Preferred Securities)

During the second quarter of 2004, the Company formed a third subsidiary whose sole purpose was to issue $4,500 in Trust Preferred Securities through a pool sponsored by FTN Financial Capital Markets.  The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions.  At March 31, 2012, the floating rate securities had a 3.15 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 2.68 percent.

During the second quarter of 2006, the Company formed a fourth subsidiary whose sole purpose was to issue $5,000 in Trust Preferred Securities through a pool sponsored by SunTrust Capital Markets.  The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions.  At March 31, 2012 the floating-rate securities had a 1.97 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 1.50 percent.

During the first quarter of 2007, the Company formed a fifth subsidiary whose sole purpose was to issue $9,000 in Trust Preferred Securities through a pool sponsored by Trapeza Capital Management, LLC.  The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions.  At March 31, 2012, the floating-rate securities had a 2.12 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 1.65 percent.  Proceeds from this issuance were used to payoff the trust preferred securities with the first subsidiary formed in March 2002 as the Company exercised its option to call.

During the third quarter of 2007, the company formed a sixth subsidiary whose sole purpose was to issue $5,000 in Trust Preferred Securities through a pool sponsored by Trapeza Capital Management, LLC.  The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions.  At March 31, 2012, the floating-rate securities had a 1.95 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 1.40 percent.  Proceeds from this issuance were used to payoff the trust preferred securities with the second subsidiary formed in December 2002 as the Company exercised its option to call.

The Trust Preferred Securities are recorded as subordinated debentures on the consolidated balance sheets, but subject to certain limitations, qualify as Tier 1 Capital for regulatory capital purposes.  The proceeds from the offering were used to fund the cash portion of the Quitman acquisition, payoff holding company debt, and inject capital into bank subsidiaries.

On February 13, 2012, the Company announced the suspension of the quarterly interest payments on the Trust Preferred Securities.  Under the terms of the trust documents, the Company may defer payments of interest for up to 20 consecutive quarterly periods without default or penalty.  The regularly scheduled interest payments will continue to be accrued for payment in the future and reported as an expense in the current period.  At March 31, 2012, accrued but unpaid interest expense totaled $142.

(16)  Restricted Stock – Unearned Compensation

In April 2004, the stockholders of Colony Bankcorp, Inc. adopted a restricted stock grant plan which awards certain executive officers common shares of the Company.  The maximum number of shares which may be subject to restricted stock awards (split-adjusted) is 143,500.  To date, 53,256 shares have been issued under this plan and since the plan’s inception 17,798 shares have been forfeited, thus remaining shares which may be subject to restricted stock awards are 108,042, at March 31, 2012.  During 2012, there has not been any shares of restricted stock issued or forfeited.  The shares are recorded at fair market value (on the date granted) as a separate component of stockholders’ equity.  The cost of these shares is being amortized against earnings using the straight-line method over three years (the restriction period).

Part I (Continued)
Item 1 (Continued)

(17) Profit Sharing Plan

The Company has a profit sharing plan that covers substantially all employees who meet certain age and service requirements.  It is the Company’s policy to make contributions to the plan as approved annually by the board of directors.  No provisions for contributions have been made for 2012 and 2011.

(18) Commitments and Contingencies

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

At March 31, 2012 and December 31, 2011 the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	March 31, 2012	December 31, 2011

Loan Commitments	$47,430	$39,966
Letters of Credit	1,041	1,327

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

(19) Deferred Compensation Plan

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

Liabilities accrued under the plans totaled $1,081 and $1,136 as of March 31, 2012 and December 31, 2011, respectively.  Benefit payments under the contracts were $76 and $73 for the three month period ended March 31, 2012 and March 31, 2011, respectively.   Provisions charged to operations totaled $21 and $25 for the three month period ended March 31, 2012 and March 31, 2011, respectively.

Part I (Continued)
Item 1 (Continued)

(19) Deferred Compensation Plan (Continued)

Fee income recognized with deferred compensation plans totaled $62 and $51 for three month period ended March 31, 2012 and March 31, 2011, respectively.

(20) Fair Value of Financial Instruments

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

Part I (Continued)
Item 1 (Continued)

(20) Fair Value of Financial Instruments (Continued)

The carrying amount and estimated fair values of the Company’s financial instruments as of March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012 December 31, 2011
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
		(in thousands)

Assets
Cash and Short-Term Investments	$75,876	$75,876	$112,329	$112,329
Investment Securities Available for Sale	333,608	333,608	303,891	303,891
Investment Securities Held to Maturity	47	48	46	46
Federal Home Loan Bank Stock	5,398	5,398	5,398	5,398
Loans, Net	690,533	690,913	700,614	702,438

Liabilities
Deposits	994,014	997,602	999,985	1,003,648
Subordinated Debentures	24,229	24,229	24,229	24,229
Other Borrowed Money	57,500	60,851	71,000	74,720

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

(21) Regulatory Capital Matters

The amount of dividends payable to the parent company from the subsidiary bank is limited by various banking regulatory agencies.  Upon approval by regulatory authorities, the Bank may pay cash dividends to the parent company in excess of regulatory limitations.  Additionally, in the third quarter of 2009, the Company suspended the payment of dividends to common shareholders.  At March 31, 2012, the Company is subject to certain regulatory restrictions that preclude the declaration of or payment of any dividends to its common stockholders, without prior approval from the Federal Reserve Bank.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  The amounts and ratios as defined in regulations are presented hereafter.  Management believes, as of March 31, 2012, the company meets all capital adequacy requirements to which it is subject under the regulatory framework for prompt corrective action.  In the opinion of management, there are no conditions or events since prior notification of capital adequacy from the regulators that have changed the institution’s category.

Part I (Continued)
Item 1 (Continued)

(21) Regulatory Capital Matters (Continued)

The following table summarizes regulatory capital information as of March 31, 2012 and December 31, 2011 on a consolidated basis and for each significant subsidiary, as defined.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2012

Total Capital to Risk-Weighted Assets
Consolidated	$118,849	16.99%	$55,946	8.00%	NA	NA
Colony Bank	117,733	16.86	55,860	8.00	$69,825	10.00%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	110,019	15.73	27,973	4.00	NA	NA
Colony Bank	108,916	15.60	27,930	4.00	41,895	6.00

Tier 1 Capital to Average Assets
Consolidated	110,019	9.38	46,536	4.00	NA	NA
Colony Bank	108,916	9.30	46,860	4.00	58,575	5.00

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011

Total Capital to Risk-Weighted Assets
Consolidated	$118,913	16.50%	$57,658	8.00%	NA	NA
Colony Bank	117,243	16.29	57,584	8.00	$71,980	10.00%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	109,822	15.24	28,829	4.00	NA	NA
Colony Bank	108,163	15.03	28,792	4.00	43,188	6.00

Tier 1 Capital to Average Assets
Consolidated	109,822	9.51	46,185	4.00	NA	NA
Colony Bank	108,163	9.38	46,117	4.00	57,646	5.00

The Bank is currently subject to a memorandum of understanding (MOU) which requires, among other things, that the Bank maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as follows:  Tier 1 capital to total average assets of 8% and total risk-based capital to total risk-weighted assets of 10% during the life of the MOU.  The MOU also requires that, prior to declaring or paying any cash dividend to the Company, the Bank must obtain written consent of its regulators.

Part I (Continued)
Item 1 (Continued)

(22) Financial Information of Colony Bankcorp, Inc. (Parent Only)

The parent company’s balance sheets as of March 31, 2012 and December 31, 2011 and the statements of income, comprehensive income and cash flows for the three month period ended March 31, 2012 and 2011 are as follows:

COLONY BANKCORP, INC. (PARENT ONLY)
BALANCE SHEETS
MARCH 31, 2012 AND DECEMBER 31, 2011
(DOLLARS IN THOUSANDS)

ASSETS	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)

Cash	$816	$1,052
Premises and Equipment, Net	1,354	1,378
Investment in Subsidiaries, at Equity	119,357	118,289
Other	600	438

Totals Assets	$122,127	$121,157

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Dividends Payable	352	$175
Other	421	140
	773	315
Subordinated Debt	24,229	24,229

Stockholders’ Equity
Preferred Stock, Stated Value $1,000 a Share; Authorized 10,000,000 Shares, Issued 28,000 Shares	27,703	27,663
Common Stock, Par Value $1 a Share; Authorized 20,000,000 Shares, Issued 8,439,258 and 8,439,258 Shares as of March 31, 2012 and December 31, 2011, Respectively	8,439	8,439
Paid-In Capital	29,145	29,145
Retained Earnings	29,604	29,456
Accumulated Other Comprehensive Income, Net of Tax	2,234	1,910
	97,125	96,613

Total Liabilities and Stockholders' Equity	$122,127	$121,157

Part I (Continued)
Item 1 (Continued)

(22) Financial Information of Colony Bankcorp, Inc. (Parent Only) (Continued)

COLONY BANKCORP, INC. (PARENT ONLY)
STATEMENT OF INCOME
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	MARCH 31, 2012	MARCH 31, 2011

Income
Dividends from Subsidiaries	$5	$4
Management Fees	145	126
Other	26	26
	176	156
Expenses
Interest	143	125
Salaries and Employee Benefits	182	193
Other	150	175
	475	493

Income (Loss) Before Taxes and Equity in Undistributed Earnings of Subsidiaries	(299)	(337)
Income Tax (Benefits)	(96)	(103)

Income (Loss) Before Equity in Undistributed Earnings of Subsidiaries	(203)	(234)
Equity in Undistributed Earnings of Subsidiaries	744	1,290

Net Income	541	1,056

Preferred Stock Dividends	352	350

Net Income Available to Common Shareholders	$189	$706

Part I (Continued)
Item 1 (Continued)

(22) Financial Information of Colony Bankcorp, Inc. (Parent Only) (Continued)

COLONY BANKCORP, INC. (PARENT ONLY)
STATEMENT OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	MARCH 31, 2012	MARCH 31, 2011

Net Income	$541	$1,056

Other Comprehensive Income (Loss), Net of Tax
Gains (Losses) on Securities Arising During Year	415	(554)
Reclassification Adjustment	(91)	(261)

Change in Net Unrealized Gains (Losses) on Securities Available for Sale, Net of Reclassification Adjustment and Tax Effects	324	(815)

Comprehensive Income	$865	$241

Part I (Continued)
Item 1 (Continued)

(22) Financial Information of Colony Bankcorp, Inc. (Parent Only) (Continued)

COLONY BANKCORP, INC. (PARENT ONLY)
STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	2012	2011

Cash Flows from Operating Activities
Net Income	$541	$1,056
Adjustments to Reconcile Net Income to Net Cash Provided from Operating Activities
Depreciation and Amortization	24	37
Equity in Undistributed Earnings of Subsidiary	(744)	(1,290)
Other	(57)	(425)
	(236)	(622)

Cash Flows from Financing Activities
Dividends Paid Preferred Stock	--	(350)
Proceeds from Issuance of Common Stock	--	--
	--	(350)

Net Decrease in Cash	(236)	(972)

Cash, Beginning	1,052	3,173

Cash, Ending	$816	$2,201

Part I (Continued)
Item 1 (Continued)

(23) Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during each period.  Diluted earnings per share reflects the potential dilution of restricted stock and common stock warrants.  Net income available to common stockholders represents net income (loss) after preferred stock dividends.  The following table presents earnings per share for the three month period ended March 31, 2012 and 2011:

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011

Numerator
Net Income (Loss) Available to Common Stockholders	$189	$706

Denominator
Weighted Average Number of Common Shares Outstanding for Basic Earnings Per Common Share	8,439	8,439

Dilutive Effect of Potential Common Stock
Restricted Stock	--	--
Stock Warrants	--	--
Weighted-Average Number of Shares Outstanding for Diluted Earnings Per Common Share	8,439	8,439

Earnings (Loss) Per Share - Basic	$0.02	$0.08

Earnings (Loss) Per Share - Diluted	$0.02	$0.08

For the three months ended March 31, 2012 and 2011, 500 and 504 shares of common stock equivalents, respectively, were excluded from the calculation of diluted earnings per share because they would have an anti-dilutive effect.

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

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of March 31, 2012 and 2011, and results of operations for the three months in the periods ended March 31, 2012 and 2011.  This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

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

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense.  Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities.  Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets.  Net income available to shareholders totaled $189 thousand, or $0.02 diluted per common share, in three months ended March 31, 2012 compared to net income available to shareholders of $706 thousand, or $0.08 diluted per common share, in three months ended March 31, 2011.

Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

	Three Months Ended
	March 31
	2012	2011

Taxable-equivalent net interest income	$8,917	$8,860
Taxable-equivalent adjustment	33	42

Net interest income	8,884	8,818
Provision for possible loan losses	1,942	1,500
Noninterest income	1,814	2,104
Noninterest expense	7,983	7,939

Income before income taxes	773	1,483
Income taxes	232	427

Net income	$541	$1,056

Preferred stock dividends	352	350

Net income available to common shareholders	$189	$706

Net income available to common shareholders:
Basic	$0.02	$0.08
Diluted	$0.02	$0.08
Return on average assets	0.06%	0.22%
Return on average common equity	0.78%	3.05%

Net income from operations for three months ended March 31, 2012 decreased $515 thousand, or 48.77 percent, compared to the same period in 2011.  The decrease was primarily the result of an increase of $44 thousand in noninterest expense, a decrease of $290 thousand in noninterest income and an increase of $442 thousand in provision for possible loan loss.  This was offset by an increase of $66 thousand in net interest income and a decrease of $195 thousand in income taxes.

Details of the changes in the various components of net income are further discussed below.

Part I (Continued)
Item 2 (Continued)

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 83.04 percent of total revenue for three months ended March 31, 2012 and 80.74 percent for the same period a year ago.

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

Part I (Continued)
Item 2 (Continued)

Rate/Volume Analysis

The rate/volume analysis presented hereafter illustrates the change from March 31, 2011 to March 31, 2012 for each component of the taxable equivalent net interest income separated into the amount generated through volume changes and the amount generated by changes in the yields/rates.

	Changes from March 31, 2011 to March 31, 2012
($ in thousands)	Volume	Rate	Total

Interest Income
Loans, Net-taxable	$(1,253)	$93	$(1,160)

Investment Securities
Taxable	63	(258)	(195)
Tax-exempt	14	(3)	11
Total Investment Securities	77	(261)	(184)

Interest-Bearing Deposits in other Banks	2	6	8

Federal Funds Sold	(9)	1	(8)

Other Interest - Earning Assets	(2)	1	(1)
Total Interest Income	(1,185)	(160)	(1,345)

Interest Expense
Interest-Bearing Demand and Savings Deposits	69	(64)	5
Time Deposits	(526)	(663)	(1,189)
Federal Funds Purchased and Repurchase Agreements	(167)	---	(167)
Subordinated Debentures	---	18	18
Other Borrowed Money	(95)	26	(69)

Total Interest Expense	(719)	(683)	(1,402)
Net Interest Income	$(466)	$523	$57

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

The Company maintains about 23 percent of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years.  The liabilities to fund assets are primarily in short term certificate of deposits that mature within one year.  This balance sheet composition has allowed the Company to be relatively constant with its net interest margin until 2008.  During 2007 interest rates decreased 100 basis points and this decrease by the Federal Reserve in 2007 followed by 400 basis point decrease in 2008 resulted in significant pressure in net interest margins.  While the Federal Reserve rates have remained unchanged since 2008, the net interest margin increased to 3.23 percent for three months ended March 31, 2012 compared to 2.98 percent for the same period a year ago.  We anticipate continued improvement in the net interest margin in 2012 as a result of our loan and deposit pricing guidance.

Taxable-equivalent net interest income for three months ended March 31, 2012 increased $57 thousand, or 0.64 percent compared to the same period a year ago. The average volume of earning assets during three months ended March 31, 2012 decreased $85 million compared to the same period a year ago while over the same period the net interest margin increased by 25 basis points from 2.98 percent to 3.23 percent.  Decline in average earning assets during 2012 was primarily in loans and federal funds sold.  The increase in the net interest margin reducing and repricing in 2012 is primarily the result of higher cost time deposits and borrowed money.

The average volume of loans decreased $85.84 million in three months ended March 31, 2012 compared to the same period a year ago.  The average yield on loans increased 4 basis points in three months ended March 31, 2012 compared to the same period a year ago. The average volume of investment securities increased $11.16 million in three months ended March 31, 2012 compared to the same year ago period, while the average yield on investment securities decreased 32 basis points for the same period comparison.  The average volume of deposits decreased $48.99 million in three months ended March 31, 2012 compared to the same period a year ago, with interest-bearing deposits decreasing $48.82 million in three months ended March 31, 2012.  Accordingly, the ratio of average interest-bearing deposits to total average deposits was 90.17 percent in three months ended March 31, 2012 compared to 90.62 percent in the same period a year ago.  This deposit mix, combined with a general decrease in market rates, had the effect of (i) decreasing the average cost of total deposits by 40 basis points in three months ended March 31, 2012 compared to the same period a year ago and, (ii) mitigating a portion of the impact of decreasing yields on earning assets.

The Company’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.08 percent in three months ended March 31, 2012 compared to 2.79 percent in the same period a year ago. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $1.94 million in three months ended March 31, 2012 compared to $1.5 million in the same period a year ago.   See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Part I (Continued)
Item 2 (Continued)

Noninterest Income

The components of noninterest income were as follows:

	Three Months Ended
	March 31
	2012	2011

Service Charges on Deposit Accounts	$796	$756
Other Charges, Commissions and Fees	419	315
Other	381	575
Mortgage Fee Income	81	62
Securities Gains	137	396

Total	$1,814	$2,104

Total noninterest income for three months ended March 31, 2012 decreased $290 thousand, or 13.78 percent compared to the same period year ago.  The decrease in noninterest income was primarily in securities gains and other income for three months ended March 31, 2012.  Changes in these items and the other components of noninterest income are discussed in more detail below.

Service Charges on Deposit Accounts.  Service charges on deposit accounts for three months ended March 31, 2012 increased $40 thousand, or 5.29 percent, compared to the same period a year ago.

Mortgage Fee Income.  Mortgage fee income for three months ended March 31, 2012 increased $19 thousand, or 30.65 percent, compared to the same period year ago.   The Company began an initiative during first quarter 2012 to enhance our secondary mortgage lending operations.  This will allow better penetration in the markets that Colony serves and result in increased mortgage fee income.

All Other Noninterest Income.  Other charges, commissions and fees and other income for three months ended March 31, 2012 was $800 thousand compared to $890 thousand in the same year ago period, or a decrease of 10.11 percent.  Significant amounts impacting the comparable periods was primarily attributed to premiums on guaranteed loans which decreased to $105 thousand in 2012 compared to $360 thousand in 2011, or a decrease of 70.83 percent.  The decrease was offset by a $58 thousand increase in ATM and debit card fees in 2012 compared to 2011.

Securities Gains.  The Company realized gains from the sale of securities of $137 thousand in three months ended March 31, 2012 compared to $396 thousand in the same year ago period.

Part I (Continued)
Item 2 (Continued)

Noninterest Expense

The components of noninterest expense were as follows:

	Three Months Ended
	March 31
	2012	2011

Salaries and Employee Benefits	$3,820	$3,569
Occupancy and Equipment	938	1,016
Other	3,225	3,354

Total	$7,983	$7,939

Total noninterest expense for three months ended March 31, 2012 increased $44 thousand, or 0.55 percent, compared to the same period a year ago. These items and the changes in the various components of noninterest expense are discussed in more detail below.

Salaries and Employee Benefits.  Salaries and employee benefits expense for three months ended March 31, 2012 increased $251 thousand, or 7.03 percent, compared to the same period a year ago.  The increase is primarily attributable to an increase in headcount related to increased “back office” regulatory compliance demands.

Occupancy and Equipment.  Occupancy and equipment expense has remained relatively flat in both periods with a decrease of $78   thousand for three months ended March 31, 2012 compared to the same year ago period.

All Other Non-Interest Expense.  All other noninterest expense for three months ended March 31, 2012 decreased $129 thousand, or 3.85 percent compared to the same year ago period.  Significant amounts impacting the comparable periods was primarily credit related expenses.  Credit-related expenses including writedown and losses on OREO property and repossession and foreclosure expenses decreased to $763 thousand in 2012 compared to $827 thousand in 2011, or a decrease of 7.74 percent.

Part I (Continued)
Item 2 (Continued)

Sources and Uses of Funds

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the assets in which those funds are invested as a percentage of the Company’s average total assets for the period indicated. Average assets totaled $1.18 billion in three months ended March 31, 2012 compared to $1.26 billion in three months ended March 31, 2011.

		Three Months Ended
		March 31,
Sources of Funds:	2012		2011
Deposits:
Noninterest-Bearing	$97,560	8.26%	$97,739	7.78%
Interest-Bearing	895,045	75.75	943,860	75.15
Federal Funds Purchased and Repo Agreements	--	--	20,000	1.59
Long-term Debt and Other Borrowings	88,553	7.49	97,690	7.78
Other Noninterest-Bearing Liabilities	3,896	0.33	4,128	0.33
Equity Capital	96,528	8.17	92,594	7.37
Total	$1,181,582	100.00%	$1,256,011	100.00%

Uses of Funds:
Loans, Net of Allowance	$692,507	58.61%	$766,502	61.03%
Securities	315,387	26.69	304,229	24.22
Federal Funds Sold	40,549	3.43	54,786	4.36
Interest-Bearing Deposits in Other Banks	33,973	2.87	29,382	2.34
Other Interest-Earning Assets	5,398	0.46	6,064	0.48
Other Noninterest-Earning Assets	93,768	7.94	95,048	7.57
Total	$1,181,582	100.00%	$1,256,011	100.00%

Deposits continue to be the Company’s primary source of funding.  Over the comparable periods, the relative mix of deposits continues to be high in interest-bearing deposits.  Average interest-bearing deposits totaled 90.17 percent of total average deposits in three months ended March 31, 2012 compared to 90.62 percent in the same period a year ago.

The Company primarily invests funds in loans and securities.  Loans continue to be the largest component of the Company’s mix of invested assets.  Total loans were $706 million at March 31, 2012, down 1.37 percent, compared to loans of $716 million at December 31, 2011.  See additional discussion regarding the Company’s loan portfolio in the section captioned “Loans” included elsewhere in this discussion.  The majority of funds provided by deposit growth have been invested in investment securities.

Loans

The following table presents the composition of the Company’s loan portfolio as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011

Commercial, Financial and Agricultural	$64,521	$57,408
Real Estate
Construction	59,644	62,076
Mortgage, Farmland	48,008	48,225
Mortgage, Other	495,257	508,919
Consumer	29,643	30,449
Other	9,440	9,244
	706,513	716,321
Unearned Interest and Fees	(70)	(57)
Allowance for Loan Losses	(15,910)	(15,650)

Loans	$690,533	$700,614

Part I (Continued)
Item 2 (Continued)

The following table presents total loans as of March 31, 2012 according to maturity distribution and/or repricing opportunity on adjustable rate loans:

Maturity and Repricing Opportunity	($ in Thousands)

One Year or Less	$400,701
After One Year through Three Years	250,953
After Three Years through Five Years	36,509
Over Five Years	18,350
$706,513

Overview. Loans totaled $706.5 million at March 31, 2012, down 1.37 percent from December 31, 2011 loans of $716.3 million.  The majority of the Company’s loan portfolio is comprised of the real estate loans-other, real estate construction and commercial, financial and agricultural.  Real estate-other, which is primarily 1-4 family residential properties and nonfarm nonresidential properties, made up 70.10 percent and 71.05 percent of total loans, real estate construction made up 8.44 percent and 8.67 percent, while commercial, financial, and agricultural based loans made up 9.13 percent and 8.01 percent of total loans at March 31, 2012 and December 31, 2011, respectively.

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

Commercial, Financial and Agricultural.  Commercial, financial and agricultural loans at March 31, 2012 increased 12.39 percent from December 31, 2011 to $64.5 million. The Company’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Company’s loan policy guidelines.

Part I (Continued)
Item 2 (Continued)

Collateral Concentrations.  Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions.  The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk, particularly with the current economic downturn in the real estate market.  At March 31, 2012, approximately 85 percent of the Company’s loan portfolio was concentrated in loans secured by real estate.  A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector.  The downturn of the housing and real estate market that began in 2007 has resulted in an increase of problem loans secured by real estate.  These loans are centered primarily in the Company’s larger MSA markets.  Declining collateral real estate values that secure land development and construction real estate loans in the Company’s larger MSA markets have resulted in high loan loss provisions in 2012.  In addition, a large portion of the Company’s foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions.  Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.

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

	March 31, 2012			December 31, 2011

		Period End Balances			Period End Balances
	Number of			Number of
	Relationships	Committed	Outstanding	Relationships	Committed	Outstanding

Large Credit Relationships:
$10 million and greater	1	$11,791	$11,791	1	$11,811	$11,811
$5 million to $9.9 million	5	$31,118	$31,118	5	$31,363	$31,363

Maturities and Sensitivities of Loans to Changes in Interest Rates.  The following table presents the maturity distribution of the Company’s loans at March 31, 2012.  The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate.

	Due in One Year or Less	After One, but Within Three Years	After Three, but Within Five Years	After Five Years	Total

Loans with fixed interest rates	$243,444	$247,514	$32,562	$18,194	$541,714
Loans with floating interest rates	157,257	3,439	3,947	156	164,799

Total	$400,701	$250,953	$36,509	$18,350	$706,513

The Company may renew loans at maturity when requested by a customer whose financial strength appears to support such renewal or when such renewal appears to be in the Company’s best interest. In such instances, the Company generally requires payment of accrued interest and may adjust the rate of interest, require a principal reduction or modify other terms of the loan at the time of renewal.

Part I (Continued)
Item 2 (Continued)

Non-Performing Assets and Potential Problem Loans

Non-performing assets and accruing past due loans as of March 31, 2012, December 31, 2011 and March 31, 2011 were as follows:

	March 31, 2012	December 31, 2011	March 31, 2011

Loans Accounted for on Nonaccrual	$39,367	$38,822	$29,792
Loans Past Due 90 Days or More	--	15	--
Other Real Estate Foreclosed	20,989	20,445	21,094
Securities Accounted for on Nonaccrual	367	426	132
Total Nonperforming Assets	$60,723	$59,708	$51,018

Nonperforming Assets as a Percentage of:
Total Loans and Foreclosed Assets	8.35%	8.10%	6.35%
Total Assets	5.16%	4.99%	4.10%
Supplemental Data:
Trouble Debt Restructured Loans In Compliance with Modified Terms	30,996	29,839	17,247
Trouble Debt Restructured Loans Past Due 30-89 Days	--	611	1,126
Accruing Past Due Loans:
30-89 Days Past Due	$5,342	$7,161	$15,151
90 or More Days Past Due	--	15	--
Total Accruing Past Due Loans	$5,342	$7,176	$15,151

Non-performing assets include non-accrual loans, loans past due 90 days or more, foreclosed real estate and nonaccrual securities.   Non-performing assets at March 31, 2012 increased 1.70 percent from December 31, 2011.

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

The allowances established for probable losses on specific loans are based on a regular analysis and evaluation of classified loans.  Loans are classified based on an internal credit risk grading process that evaluates, among other things: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates.  This analysis is performed at the subsidiary bank level and is reviewed at the parent company level.  Once a loan of $50 or more is classified, it is considered impaired and is reviewed to determine the amount of specific valuation allowance needed, if any.  Specific valuation allowances are determined after considering the borrower’s financial condition, collateral deficiencies, and economic conditions affecting the borrower’s industry, among other things.

Historical valuation allowances are calculated from loss factors applied to loans with similar risk characteristics.  The loss factors are based on loss ratios for groups of loans with similar risk characteristics.  The loss ratios are derived from the proportional relationship between actual loan losses and the total population of loans in the risk category.  The historical loss ratios are periodically updated based on actual charge-off experience.  The Company’s groups of similar loans include similarly risk-graded groups of loans not reviewed for individual impairment.  In addition, the Company has also segmented it’s real estate portfolio into thirteen separate categories and captured loan loss experience for each category.  Most of the company’s charge-offs the past two years have been real estate dependent loans and we believe this segmentation provides more accuracy in determining allowance for loan loss adequacy.  During the first quarter of 2012, management refined the Company’s methodology used in estimating the amount of the Allowance for Loan and Lease Losses (ALLL) which is defined in the footnote for Allowance for Loan Losses.  The effect of these changes on the ALLL resulted in a reduction in the ALLL estimate of $1,496.  Management believes the adjustments made will result in a better estimation of losses incurred in the portfolio.

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

	March 31, 2012		December 31, 2011

	Reserve	% *	Reserve	% *
Commercial, Financial and Agricultural	$1,377	9%	$1,368	8%
Real Estate – Construction	3,311	9%	3,261	9%
Real Estate – Farmland	369	7%	365	7%
Real Estate – Other	10,311	70%	10,143	71%
Loans to Individuals	232	4%	205	4%
All Other Loans	310	1%	308	1%
Total	$15,910	100%	$15,650	100%

*	Loan balance in each category expressed as a percentage of total end of period loans.

Part I (Continued)
Item 2 (Continued)

Activity in the allowance for loan losses is presented in the following table. There were no charge-offs or recoveries related to foreign loans during any of the periods presented.

The following table presents an analysis of the Company’s loan loss experience for the periods indicated.

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2012	March 31, 2011

Allowance for Loan Losses at Beginning of Quarter	$15,650	$28,280

Charge-Off
Commercial, Financial and Agricultural	47	662
Real Estate – Construction & Land Development	260	2,110
Real Estate – Residential	129	741
Real Estate – Nonfarm Residential	1,297	3,887
Consumer	19	68
All Other	--	66
	1,752	7,534
Recoveries
Commercial, Financial and Agricultural	4	19
Real Estate – Construction & Land Development	25	18
Real Estate – Residential	3	29
Real Estate – Nonfarm Residential	11	95
Consumer	25	58
All Other	2	5
	70	224

Net Charge-Offs	1,682	7,310

Provision for Loan Losses	1,942	1,500

Allowance for Loan Losses at End of Quarter	$15,910	$22,470

Ratio of Net Charge-Offs to Average Loans	0.24%	0.92%

The allowance for loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The provision for loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for loan losses increased $442 thousand from $1.50 million in three months ended March 31, 2011 to $1.94 million in three months ended March 31, 2012.  The provision for loan losses charged to earnings was based upon management’s judgment of the amount necessary to maintain the allowance at an adequate level to absorb losses inherent in the loan portfolio at quarter-end.  The amount each period is dependent upon many factors, including changes in the risk ratings of the loan portfolio, net charge-offs, past due ratios, the value of collateral, and other environmental factors that include portfolio loan quality indicators; portfolio growth and composition of commercial real estate and concentrations; portfolio policies, procedures, underwriting standards, loss recognition, collection and recovery practices; local economic business conditions; and the experience, ability, and depth of lending management and staff.  Of significance to changes in the allowance during the first quarter 2012 was the provision of $1.94 million and net charge-offs of $1.68 million.  Charge-offs largely consisted of one nonfarm property loan totaling $1.0 million and one construction and land development loan totaling $243 thousand.  The remainder of the charge-offs were made up of several small loans, most of which were real estate dependent loans.  The large charge-offs were attributable to significant declines in collateral value based upon current real estate values.  Charge-offs for first quarter 2011 totaled $7.31 million.  Charge-offs largely consisted of five construction and land development loans totaling $2.30 million, one multifamily loan totaling $595 thousand, one agricultural loan totaling $454 thousand and nine nonfarm property loans totaling $3.85 million.  The remainder of the charge-offs were made up of several small loans, most of which were real estate dependent loans.  All of the large charge-offs were attributable to significant declines in collateral value based upon current real estate values.

Part I (Continued)
Item 2 (Continued)

Provisions continue to be higher than normal primarily due to the elevated risk of residential real estate and land development loans that began during 2007 with the housing and real estate downturn.  Nonperforming assets as a percentage of total loans and foreclosed assets increased to 8.35 percent at March 31, 2012 compared to 8.10 percent at December 31, 2011 and 6.35 percent at March 31, 2011.  Total nonperforming assets at March 31, 2012 were $60.7 million, of which $34.7 million were construction, land development and other land loans; $4.6 million were 1-4 family residential properties; $0.5 million were multifamily residential properties; $15.8 million were nonfarm nonresidential properties; $2.7 million were farmland properties; and the remainder of nonperforming assets totaling $2.4 million were commercial and consumer loans.  All of the classified loans greater than $50 thousand, including the nonperforming loans, are reviewed throughout the quarter for impairment review.  Total nonperforming assets at December 31, 2011 were $59.7 million, of which $35.5 million were construction, land development and other land loans; $4.6 million were 1-4 family residential properties; $0.7 million were multifamily residential properties; $15.3 million were nonfarm nonresidential properties; $0.7 million were farmland properties; and the remainder of nonperforming assets totaling $2.9 million were commercial and consumer loans.  Total nonperforming assets at March 31, 2011 were $51.0 million, of which $21.1 million were construction, land development and other land loans; $1.3 million were farmland; $4.8 million were 1-4 family residential properties; $2.2 million were multifamily residential properties; $20.6 million were nonfarm nonresidential properties; and the remainder of nonperforming assets totaling $1.0 million were commercial and consumer loans.  The allowance for loan losses of $15.91 million at March 31, 2012 was 2.25 percent of total loans which compares to $15.6 million at December 31, 2011, or 2.18 percent of total loans and to $22.47 million at March 31, 2011, or 2.87 percent.  Unusually high levels of loan loss provision have been required as Company management addresses asset quality deterioration.  While the nonperforming loans as a percentage of total loans was 5.57 percent, 5.42 percent, 3.80 percent, respectively as of March 31, 2012, December 31, 2011 and March 31, 2011, the Company’s allowance for loan losses as a percentage of nonperforming loans was 40.41 percent, 40.29 percent, 75.42 percent, respectively as of March 31, 2012, December 31, 2011 and March 31, 2011.  We continue to identify new problem loans, though at a slower pace than in previous quarters.

While the allowance for loan losses increased from $15.65 million, or 2.18 percent of total loans at December 31, 2011 to $15.91 million, or 2.25 percent of total loans at March 31, 2012, the Company also reflected an increase in nonperforming loans from $38.84 million at December 31, 2011 to $39.37 million at March 31, 2012 and a decrease in special mention and substandard loans from $104.38 million at December 31, 2011 to $100.41 million at March 31, 2012.  The allowance for loan losses is inherently judgmental, nevertheless the Company’s methodology is consistently applied based on standards for current accounting by creditors for impairment of a loan and allowance allocations determined in accordance with accounting for contingencies.  Loans individually selected for impairment review consist of all loans classified substandard that are $50 thousand and over.  The remaining portfolio is analyzed based on historical loss data.  Loans selected for individual review where no individual impairment amount is identified do not receive any contribution to the allowance for loan losses based on historical data.  Historical loss rates are updated annually to provide the annual loss rate which is applied to the appropriate portfolio grades.  In addition, the Company has also segmented its real estate portfolio into thirteen separate categories and captured loan loss experience for each category.  Most of the company’s charge-offs the past two years have been real estate dependent loans and we believe this segmentation provides more accuracy in determining allowance for loan loss adequacy.  During the first quarter of 2012, management refined the Company’s methodology used in estimating the amount of the Allowance for Loan and Lease Losses (ALLL) which is defined in the footnote for Allowance for Loan Losses.  The effect of these changes on the ALLL resulted in a reduction in the ALLL estimate of $1,496.  Management believes the adjustments made will result in a better estimation of losses incurred in the portfolio.  In addition, environmental factors as discussed earlier are evaluated for any adjustments needed to the allowance for loan losses determination produced by individual loan impairment analysis and remaining portfolio segmentation analysis.  The allowance for loan losses determination is based on reviews throughout the year and an environmental analysis at year end.

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

Net charge-offs in three months ended March 31, 2012 decreased $5.63 million compared to the same period a year ago.  Net charge-offs of 0.24 percent for first quarter 2012 annualizes to 0.96 percent.  Net charge-offs were fairly consistent during 2007, 2006 and 2005; however, the net charge-offs increased significantly beginning in 2008 primarily from the write-down of nonperforming credits to appraised values.  We anticipate an elevated amount of charge-offs in 2012 as problem credits run through the collection process to resolution.

Part I (Continued)
Item 2 (Continued)

The allowance for loan losses is $260 thousand more than the prior quarter end, after factoring in net-charge offs, additional provisions, and the normal determination for an adequate funding level, management believes the level of the allowance for loan losses was adequate as of March 31, 2012.  Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

Investment Portfolio

The following table presents carrying values of investment securities held by the Company as of March 31, 2012 and December 31, 2011.

($ in thousands)	March 31, 2012	December 31, 2011

State, County and Municipal	$8,689	$7,630
Corporate Obligations	2,110	2,114
Asset-Backed Securities	132	132

Investment Securities	10,931	9,876
Mortgage-Backed Securities	322,724	294,061
Total Investment Securities and Mortgage Backed Securities	$333,655	$303,937

The following table represents maturities and weighted-average yields of investment securities held by the Company as of March 31, 2012.  (Mortgage backed securities are based on the average life at the projected speed, while Agencies, State and Political subdivisions  and Corporates reflect anticipated calls being exercised.)

	Within 1 Year		After 1 Year But Within 5 Years		After 5 Years But Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Mortgage-Backed Securities	$20,550	1.05%	$224,040	2.09%	$61,528	2.55%	$16,606	2.70%

State, County, and Municipal	1,699	4.37	1,860	2.91	5,130	3.24	---	---

Corporate Obligations	---	---	---	---	1,115	5.67	995	3.50

Asset-Backed Securities	---	---	---	---	---	---	132	0.00

Total Investment Portfolio	$22,249	1.30%	$225,900	2.12%	$67,773	2.60%	$17,733	2.68%

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

At March 31, 2012, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10 percent of the Company’s shareholders’ equity.

The average yield of the securities portfolio was 2.19 percent in three months ended March 31, 2012 compared to 2.51 percent in the same period a year ago. The decrease in the average yield over the comparable periods primarily resulted from reinvestment of proceeds from the sale of mortgage-backed securities and paydown on securities into lower yielding securities.

Part I (Continued)
Item 2 (Continued)

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the three month periods ended March 31, 2012 and March 31, 2011.

	March 31, 2012		March 31, 2011
	Average	Average	Average	Average
($ in thousands)	Amount	Rate	Amount	Rate

Noninterest-Bearing Demand Deposits	$97,560		$97,739
Interest-Bearing Demand and Savings Deposits	327,795	0.41%	269,891	0.48%
Time Deposits	567,250	1.51%	673,969	1.97%

Total Deposits	$992,605	1.00%	$1,041,599	1.40%

The following table presents the maturities of the Company's time deposits as of March 31, 2012.

	Time	Time
	Deposits	Deposits
	$100,000	Less Than
($ in thousands)	or Greater	$100,000	Total

Months to Maturity
3 or Less	$34,941	$47,059	$82,000
Over 3 through 12 Months	153,269	201,522	354,791
Over 12 Months through 36 Months	45,131	57,447	102,578
Over 36 Months	6,874	8,428	15,302

	$240,215	$314,456	$554,671

Average deposits decreased $48.99 million to $992.61 million at March 31, 2012 from $1.04 billion at March 31, 2011.  The decrease included a decrease of $106.72 million, or 15.83 percent, related to time deposits.  Accordingly the ratio of average noninterest-bearing deposits to total average deposits was 9.83 percent for three months ended March 31, 2012 compared to 9.38 percent for three months ended March 31, 2011.  The general decrease in market rates, had the effect of (i) decreasing the average cost of total deposits by 40 basis points in three months ended March 31, 2012 compared to the same period a year ago; and (ii) mitigating a portion of the impact of decreasing yields on earning assets.

Total average interest-bearing deposits decreased $48.8 million, or 5.17 percent in three months ended March 31, 2012 compared to the same period a year ago.  The decrease in average deposits at March 31, 2012 compared to March 31, 2011 was primarily in time deposits.

The Company supplements deposit sources with brokered deposits.  As of March 31, 2012, the Company had $29.06 million, or 2.92 percent of total deposits, in brokered certificates of deposit attracted by external third parties.

Part I (Continued)
Item 2 (Continued)

Off-Balance-Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of March 31, 2012.  Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payments Due by Period

			More than 1	3 Years or
			Year but Less	More but Less	5 Years or
	1 Year or Less		Than 3 Years	Than 5 Years	More	Total
Contractual obligations:
Subordinated debentures	$	----	$ ----	$ ----	$24,229	$24,229
Federal Home Loan Bank advances		27,500	----	----	30,000	57,500
Operating leases		115	76	----	----	191
Deposits with stated maturity dates		436,791	102,578	15,274	28	554,671

		464,406	102,654	15,274	54,257	636,591
Other commitments:
Loan commitments		47,430	----	----	----	47,430
Standby letters of credit		1,041	----	----	----	1,041

		48,471	----	----	----	48,471

Total contractual obligations and Other commitments		$512,877	$102,654	$15,274	$54,257	$685,062

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

Loan Commitments. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for possible loan losses. Loan commitments outstanding at March 31, 2012 are included in the table above.

Standby Letters of Credit.  Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. The Company’s policies generally require that standby letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit outstanding at March 31, 2012 are included in the preceding table.

Capital and Liquidity

At March 31, 2012, stockholders’ equity totaled $97.1 million compared to $96.6 million at December 31, 2011. In addition to net income of $541 thousand, other significant changes in stockholders’ equity during three months ended March 31, 2012 included $352 thousand of preferred stock dividends declared.  The accumulated other comprehensive income (loss) component of stockholders’ equity totaled $2.23 million at March 31, 2012 compared to $1.9 million at December 31, 2011. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale. Under regulatory requirements, the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios.  Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. Tier 1 capital consists of common stock and qualifying preferred stockholders’ equity less goodwill. Tier 2 capital consists of certain convertible, subordinated and other qualifying debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets. The Company has no Tier 2 capital other than the allowance for loan losses and gain on marketable equity securities.

Part I (Continued)
Item 2 (Continued)

Using the capital requirements presently in effect, the Tier 1 ratio as of March 31, 2012 was 15.73 percent and total Tier 1 and 2 risk-based capital was 16.99 percent.  Both of these measures compare favorably with the regulatory minimum to be adequately capitalized  of 4 percent for Tier 1 and 8 percent for total risk-based capital.  The Company’s Tier 1 leverage ratio as of March 31, 2012 was 9.38 percent, which exceeds the required ratio standard of 4 percent.

The Company suspended cash dividends on its common stock beginning in the third quarter of 2009 and has not reinstated dividend payments.  In addition on February 13, 2012, the Company announced the suspension of the quarterly interest payments on the Trust Preferred Securities and of the dividends on the Preferred Stock.

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

The investment portfolio provides a ready means to raise cash if liquidity needs arise.  As of March 31, 2012, the Company held $333.6 million in bonds (excluding FHLB stock), at current market value in the available for sale portfolio.  At December 31, 2011, the available for sale bond portfolio totaled $303.9 million.  Only marketable investment grade bonds are purchased.  Although most of the banks’ bond portfolios are encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for a sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it primarily determines the Company’s liquidity posture.  Colony had ratios of loans to deposits of 71.1 percent as of March 31, 2012 and 71.6 percent at December 31, 2011.  Management employs alternative funding sources when deposit balances will not meet loan demands.  The ratios of loans to all funding sources (excluding Subordinated Debentures) at March 31, 2012 and December 31, 2011 were 67.2 percent and 66.9 percent, respectively.  Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources.  The stability of the banks’ core deposit base is an important factor in Colony’s liquidity position.  A heavy percentage of the deposit base is comprised of accounts of individuals and small business with comprehensive banking relationships and limited volatility.  At March 31, 2012 and December 31, 2011, Colony had $240.2 million and $248.0 million in certificates of deposit of $100,000 or more.  These larger deposits represented 24.2 percent and 24.8 percent of respective total deposits.  Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed.  Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

As of March 31, 2012, the Company had $29.1 million, or 2.92 percent of total deposits, in brokered certificates of deposit attracted by external third parties.  Additionally, Colony uses external wholesale or Internet services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed.  As of March 31, 2012, the Company had $42.2 million, or 4.24 percent of total deposits in internet deposits.

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

Part I (Continued)
Item 2 (Continued)

Return on Assets and Stockholders’ Equity

The following table presents selected financial ratios for each of the periods indicated.

	Three Months Ended
	March 31
	2012	2011

Return on Average Assets (1)	0.06%	0.22%

Return on Average Total Equity (1)	0. 78%	3.05%

Average Total Equity to Average Assets	8.17%	7.37%

(1) Computed using annualized net income available to common shareholders.

Future Outlook

During the past three years, the financial services industry experienced tremendous adversities as a result of the collapse of the real estate markets across the country.  Colony, like most banking companies, has been affected by these economic challenges that started with a rapid stall of real estate sales and development throughout the country.  Focus during 2012 will be directed toward addressing and bringing resolution to problem assets.

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

The Bank has also agreed to have and maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as follows:  Tier 1 capital to total average assets of 8% and total risk-based capital to total risk-weighted assets of 10%.  At March 31, 2012, the Bank’s capital ratios were 9.30% and 16.86%, respectively.

Part I (Continued)
Item 2 (Continued)

General

Colony Bankcorp, Inc. (the “Company” or “Colony”) is a Georgia business corporation which was incorporated on November 8, 1982.  The Company was organized for the purpose of operating as a bank holding company under the Federal Bank Holding Company Act of 1956, as amended, and the bank holding company laws of Georgia (Georgia Laws 1976, p. 168, et. seq.).  On July 22, 1983, the Company, after obtaining the requisite regulatory approvals, acquired 100 percent of the issued and outstanding common stock of Colony Bank (formerly Colony Bank of Fitzgerald and The Bank of Fitzgerald), Fitzgerald, Georgia, through the merger of the Bank with a subsidiary of the Company which was created for the purpose of organizing the Bank into a one-bank holding company.  Since that time, Colony Bank has operated as a wholly-owned subsidiary of the Company.  Our business is conducted primarily through our wholly-owned subsidiary, which provides a broad range of banking services to its retail and commercial customers.  The company headquarters are located at 115 South Grant Street, Fitzgerald, Georgia 31750, its telephone number is 229-426-6000 and its Internet address is http://www.colonybank.com.  We operate twenty-eight domestic banking offices, one mortgage company office and one corporate operations office and at March 31, 2012, we had approximately $1.2 billion in total assets, $706.5 million in total loans, $994 million in total deposits and $97.1 million in stockholder’s equity.  Deposits are insured, up to applicable limits, by the Federal Deposit Insurance Corporation.

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

Part I (Continued)
Item 2 (Continued)

On February 13, 2012, the Company announced the suspension of the quarterly interest payments on the Trust Preferred Securities.  Under the terms of the trust documents, the Company may defer payments of interest for up to 20 consecutive quarterly periods without default or penalty.  The regularly scheduled interest payments will continue to be accrued for payment in the future and reported as an expense in the current period.  At March 31, 2012, accrued but unpaid interest expense totaled $142.

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

On April 2, 1998, the Company was listed on Nasdaq Global Market.  The Company’s common stock trades on the Nasdaq Stock Market under the symbol “CBAN”.  The Company presently has approximately 2,054 shareholders as of March 31, 2012.  “The Nasdaq Stock Market” or “Nasdaq” is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting and order execution systems.  This market also provides specialized automation services for screen-based negotiations of transactions, on-line comparison of transactions, and a range of informational services tailored to the needs of the securities industry, investors and issuers.  The Nasdaq Stock Market is operated by The Nasdaq Stock Market, Inc., a wholly-owned subsidiary of the National Association of Securities Dealers, Inc.

Part I (Continued)
Item 3

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

AVERAGE BALANCE SHEETS	Three Months Ended			Three Months Ended
	March 31, 2012			March 31, 2011
	Average	Income/	Yields/	Average	Income/	Yields/
($ in thousands)	Balances	Expense	Rates	Balances	Expense	Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Interest and fees
Taxable (1)	$708,722	$10,436	5.89%	$794,563	$11,596	5.84%
Investment Securities
Taxable	311,201	1,674	2.15%	301,113	1,869	2.48%
Tax-Exempt (2)	4,186	51	4.87%	3,116	40	5.13%
Total Investment Securities	315,387	1,725	2.19%	304,229	1,909	2.51%
Interest-Bearing Deposits	33,973	20	0.24%	29,382	12	0.16%
Federal Funds Sold	40,549	26	0.26%	54,786	34	0.25%
Interest-Bearing Other Assets	5,398	17	1.26%	6,064	18	1.19%
Total Interest-Earning Assets	1,104,029	$12,224	4.43%	1,189,024	$13,569	4.56%
Non-interest-Earning Assets
Cash and Cash Equivalents	20,122			21,400
Allowance for Loan Losses	(16,215)			(28,061)
Other Assets	73,646			73,648
Total Noninterest-Earning Assets	77,553			66,987
Total Assets	$1,181,582			$1,256,011
Liabilities and Stockholders' Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$327,795	$332	0.41%	$269,891	$327	0.48%
Other Time	567,250	2,138	1.51%	673,969	3,327	1.97%
Total Interest-Bearing Deposits	895,045	2,470	1.10%	943,860	3,654	1.55%
Other Interest-Bearing Liabilities
Other Borrowed Money	64,324	694	4.31%	73,461	763	4.15%
Subordinated Debentures	24,229	143	2.36%	24,229	125	2.06%
Federal Funds Purchased and Repurchase Agreements	--	--	--	20,000	167	3.34%
Total Other Interest-Bearing Liabilities	88,553	837	3.78%	117,690	1,055	3.59%
Total Interest-Bearing Liabilities	983,598	$3,307	1.34%	1,061,550	$4,709	1.77%
Noninterest-Bearing Liabilities and Stockholders' Equity
Demand Deposits	97,560			97,739
Other Liabilities	3,896			4,128
Stockholders' Equity	96,528			92,594
Total Noninterest-Bearing Liabilities and Stockholders' Equity	197,984			194,461
Total Liabilities and Stockholders' Equity	$1,181,582			$1,256,011

Interest Rate Spread			3.09%			2.79%
Net Interest Income		$8,917			$8,860
Net Interest Margin			3.23%			2.98%

(1)
The average balance of loans includes the average balance of nonaccrual loans.  Income on such loans is recognized and recorded on the cash basis.  Taxable equivalent adjustments totaling $16 and $28 for three month periods ended March 31, 2012 and 2011, respectively, are included in tax-exempt interest on loans.

(2)
Taxable-equivalent adjustments totaling $17 and $14 for three month periods ended March 31, 2012 and 2011, respectively, are included in tax-exempt interest on investment securities.  The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

Part I (Continued)
Item 3 (Continued)

Colony Bankcorp, Inc. and Subsidiary
Interest Rate Sensitivity

The following table is an analysis of the Company’s interest rate-sensitivity position at March 31, 2012.  The interest-bearing rate-sensitivity gap, which is the difference between interest-earning assets and interest-bearing liabilities by repricing period, is based upon maturity or first repricing opportunity, along with a cumulative interest rate-sensitivity gap.  It is important to note that the table indicates a position at a specific point in time and may not be reflective of positions at other times during the year or in subsequent periods.  Major changes in the gap position can be, and are, made promptly as market outlooks change.

	Assets and Liabilities Repricing Within

	3 Months	4 to 12		1 to 5	Over 5
	or Less	Months	1 Year	Years	Years	Total
($ in Thousands)

EARNING ASSETS:
Interest-Bearing Deposits	$28,050	$ ---	$28,050	$ ---	---	$28,050
Federal Funds Sold	29,770	---	29,770	---	---	29,770
Investment Securities	3,270	15,720	18,990	218,853	95,812	333,655
Loans, Net of Unearned Income	252,373	148,293	400,666	287,427	18,350	706,443
Other Interest-Bearing Assets	5,398	---	5,398	---	---	5,398

Total Interest-Earning Assets	318,861	164,013	482,874	506,280	114,162	1,103,316

INTEREST-BEARING LIABILITIES:
Interest-Bearing Demand Deposits (1)	287,474	---	287,474	---	---	287,474
Savings (1)	46,396	---	46,396	---	---	46,396
Time Deposits	82,000	354,791	436,791	117,852	28	554,671
Other Borrowings (2)	22,500	5,000	27,500	---	30,000	57,500
Subordinated Debentures	24,229	---	24,229	---	---	24,229

Total Interest-Bearing Liabilities	462,599	359,791	822,390	117,852	30,028	970,270

Interest Rate-Sensitivity Gap	(143,738)	(195,778)	(339,516)	388,428	84,134	133,046

Cumulative Interest-Sensitivity Gap	(143,738)	(339,516)	(339,516)	48,912	133,046

Interest Rate-Sensivitiy Gap as a Percentage of Interest-Earning Assets	(13.03)%	(17.74)%	(30.77)%	35.20%	7.63%

Cumulative Interest Rate-Sensitivity as as a Percentage of Interest-Earning Assets	(13.03)%	(30.77)%	(30.77)%	4.43%	12.06%

(1)	Interest-bearing Demand and Savings Accounts for repricing purposes are considered to reprice within 3 months or less.
(2)	Short-term borrowings for repricing purposes are considered to reprice within 3 months or less.

Part I (Continued)
Item 3 (Continued)

The foregoing table indicates that we had a one year negative gap of ($340) million, or 30.77 percent of total assets at March 31, 2012.  In theory, this would indicate that at March 31, 2012, $340 million more in liabilities than assets would reprice if there were a change in interest rates over the next 365 days.  Thus, if interest rates were to increase, the gap would indicate a resulting decrease in net interest margin.  However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity.  In addition, the interest rate spread between an asset and our supporting liability can vary significantly while the timing of repricing of both the assets and our supporting liability can remain the same, thus impacting net interest income.  This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposits.

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

The Company utilizes FTN Asset/Liability Management Analysis for a more dynamic analysis of balance sheet structure.  The Company has established earnings at risk for net-interest income in a +/- 200 basis point rate shock to be no more than a fifteen percent decline.  The most recent analysis as of March 31, 2012 indicates that net interest income would deteriorate 21.73 percent with a 200 basis point decrease and would improve 6.13 percent with a 200 basis point increase.  The increased exposure to declining rates is mitigated by the low likelihood of a further decline of 200 basis points from the current rate levels.  The Company has established equity at risk in a +/- 200 basis points rate shock to be no more than a twenty percent decline.  The most recent analysis as of March 31, 2012 indicates that net economic value of equity percentage change would decrease 3.58 percent with a 200 basis point increase and would decrease 8.49 percent with a 200 basis point decrease.  The Company has established its one year gap to be 0.80 percent to 1.20 percent.  The most recent analysis as of March 31, 2012 indicates a one year gap of 0.72 percent.  The analysis suggests net interest margin compression in a declining interest rate environment.  Given that interest rates have basically “bottomed-out” with the recent Federal Reserve action, the Company is anticipating interest rates to increase in the future though we believe that interest rates will remain flat most of 2012.  The Company is focusing on areas to minimize margin compression in the future by minimizing longer term fixed rate loans, shortening on the yield curve with investments, securing longer term FHLB advances, securing certificates of deposit for longer terms and focusing on reduction of nonperforming assets.

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

During the quarter ended March 31, 2012, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part I (Continued)
Item 4 (Continued)

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

Colony Bankcorp, Inc.

/s/ James D. Minix
Date: May 7, 2012	James D. Minix,
Interim President and Chief Executive Officer

/s/ Terry L. Hester
Date: May 7, 2012	Terry L. Hester,
Executive Vice President and Chief Financial Officer