Form 10-Q
period 2012-09-30
COLONY BANKCORP INC
filed 2012-11-05
CIK 711669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR QUARTER ENDED SEPTEMBER 30, 2012	COMMISSION FILE NUMBER 0-12436

COLONY BANKCORP, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

GEORGIA	58-1492391
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).

YES ☐                       NO  ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS	OUTSTANDING AT NOVEMBER 5, 2012
COMMON STOCK, $1 PAR VALUE	8,439,258

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

PART 1. FINANCIAL INFORMATION
ITEM 1

FINANCIAL STATEMENTS

THE FOLLOWING FINANCIAL STATEMENTS ARE PROVIDED FOR COLONY BANKCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY BANK, COLONY BANK

A.	CONSOLIDATED BALANCE SHEETS – SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011.

B.	CONSOLIDATED STATEMENTS OF INCOME – FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (UNAUDITED).

C.	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (UNAUDITED).

D.	CONSOLIDATED STATEMENTS OF CASH FLOWS – FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (UNAUDITED).

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING SOLELY OF NORMAL RECURRING ADJUSTMENTS) NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2012 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

Part I (Continued)
Item 1  (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011
(DOLLARS IN THOUSANDS)

	September 30, 2012	December 31, 2011
ASSETS	(Unaudited)	(Audited)

Cash and Cash Equivalents
Cash and Due from Banks	$22,077	$28,380
Federal Funds Sold	42,946	54,992
	65,023	83,372
Interest-Bearing Deposits	9,210	28,957
Investment Securities
Available for Sale, at Fair Value	242,097	303,891
Held to Maturity, at Cost (Fair Value of $46 and $46, as of September 30, 2012 and December 31, 2011, Respectively)	45	46
	242,142	303,937

Federal Home Loan Bank Stock, at Cost	3,139	5,398
Loans	726,522	716,321
Allowance for Loan Losses	(14,389)	(15,650)
Unearned Interest and Fees	(162)	(57)
	711,971	700,614
Premises and Equipment	25,212	25,750
Other Real Estate	17,091	20,445
Other Intangible Assets	232	259
Other Assets	23,417	26,644
Total Assets	$1,097,437	$1,195,376

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest-Bearing	$101,852	$94,269
Interest-Bearing	839,352	905,716
	941,204	999,985
Borrowed Money
Subordinated Debentures	24,229	24,229
Other Borrowed Money	30,000	71,000
	54,229	95,229

Other Liabilities	5,635	3,549
Commitments and Contingencies
Stockholders' Equity
Preferred Stock, Stated Value $1,000 a Share; Authorized 10,000,000 Shares, Issued 28,000 Shares	27,785	27,663
Common Stock, Par Value $1 a Share; Authorized 20,000,000 Shares, Issued 8,439,258 and 8,439,258 Shares as of September 30, 2012 and December 31, 2011, Respectively	8,439	8,439
Paid-In Capital	29,145	29,145
Retained Earnings	30,337	29,456
Accumulated Other Comprehensive Income, Net of Tax	663	1,910
	96,369	96,613
Total Liabilities and Stockholders' Equity	$1,097,437	$1,195,376

The accompanying notes are an integral part of these statements.

Part I (Continued)
Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	9/30/2012	9/30/2011	9/30/2012	9/30/2011
Interest Income
Loans, Including Fees	$10,538	$10,920	$31,391	$33,623
Federal Funds Sold	16	19	72	91
Deposits with Other Banks	4	11	34	37
Investment Securities
U.S. Government Agencies	1,116	1,703	4,125	5,397
State, County and Municipal	42	44	173	102
Corporate Obligations and Asset-Backed Securities	14	23	62	68
Dividends on Other Investments	18	12	55	36
	11,748	12,732	35,912	39,354
Interest Expense
Deposits	2,110	3,124	6,833	10,228
Federal Funds Purchased	--	--	--	338
Borrowed Money	416	865	1,882	2,646
	2,526	3,989	8,715	13,212

Net Interest Income	9,222	8,743	27,197	26,142
Provision for Loan Losses	1,742	2,250	5,627	6,000
Net Interest Income After Provision for Loan Losses	7,480	6,493	21,570	20,142

Noninterest Income
Service Charges on Deposits	917	835	2,527	2,391
Other Service Charges, Commissions and Fees	372	296	1,119	941
Mortgage Fee Income	103	57	296	161
Securities Gains	1,187	813	2,067	1,945
Other	324	422	1,082	1,760
	2,903	2,423	7,091	7,198
Noninterest Expenses
Salaries and Employee Benefits	3,833	3,639	11,486	10,778
Occupancy and Equipment	1,000	1,040	2,901	3,084
Other	4,414	3,411	11,248	10,385
	9,247	8,090	25,635	24,247

Income Before Income Taxes	1,136	826	3,026	3,093
Income Taxes	364	268	953	940
Net Income	772	558	2,073	2,153
Preferred Stock Dividends	361	350	1,070	1,050
Net Income Available to Common Stockholders	$411	$208	$1,003	$1,103
Net Income Per Share of Common Stock
Basic	$0.05	$0.02	$0.12	$0.13
Diluted	$0.05	$0.02	$0.12	$0.13
Cash Dividends Declared Per Share of Common Stock	$0.00	$0.00	$0.00	$0.00
Weighted Average Basic Shares Outstanding	8,439,258	8,442,278	8,439,258	8,441,070
Weighted Average Diluted Shares Outstanding	8,439,258	8,442,278	8,439,258	8,441,070

The accompanying notes are an integral part of these statements.

Part I (Continued)
Item 1 (Continued)

COLONY BANKCORP INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	09/30/12	09/30/11	09/30/12	09/30/11

Net Income	$772	$558	$2,073	$2,153

Other Comprehensive Income (Loss), Net of Tax
Gains (Losses) on Securities Arising During the Year	(268)	2,663	117	5,128
Reclassification Adjustment	(783)	(537)	(1,364)	(1,284)

Change in Net Unrealized Gains (Losses) on Securities Available for Sale, Net of Reclassification Adjustment and Tax Effect	(1,051)	2,126	(1,247)	3,844

Comprehensive Income (Loss)	$(279)	$2,684	$826	$5,997

The accompanying notes are an integral part of these statements.

Part I (Continued)
Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,073	$2,153
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	1,261	1,389
Provision for Loan Losses	5,627	6,000
Securities Gains	(2,067)	(1,945)
Amortization and Accretion	3,191	2,538
Loss on Sale of Other Real Estate and Repossessions	1,313	996
Provision for Losses on Other Real Estate	1,259	481
Increase in Cash Surrender Value of Life Insurance	(122)	(120)
Other Prepaids, Deferrals and Accruals, Net	4,877	1,995
Gain on Sale of Equipment	--	2
	17,412	13,489
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Investment Securities Available for Sale	(140,618)	(286,202)
Proceeds from Maturities, Calls, and Paydowns of
Investment Securities:
Available for Sale	37,685	31,268
Held for Maturity	7	6
Proceeds from Sale of Investment Securities
Available for Sale	161,811	251,044
Decrease in Interest-Bearing Deposits in Other Banks	19,747	46,318
Net Loans to Customers	(22,853)	45,342
Purchase of Premises and Equipment	(723)	(267)
Proceeds from Sale of Other Real Estate and Repossessions	6,691	7,593
Federal Home Loan Bank Stock	2,259	490
Proceeds from Sale of Premises and Equipment	--	2
Transfer of Subsidiary	14	--
	64,020	95,594
CASH FLOWS FROM FINANCING ACTIVITIES
Noninterest-Bearing Customer Deposits	7,583	(14,468)
Interest-Bearing Customer Deposits	(66,364)	(96,300)
Securities Sold Under Agreements to Repurchase	--	(20,000)
Dividends Paid On Preferred Stock	--	(1,050)
Principal Payments on Other Borrowed Money	(41,000)	(4,076)
	(99,781)	(135,894)

Net Decrease in Cash and Cash Equivalents	(18,349)	(26,811)
Cash and Cash Equivalents at Beginning of Period	83,372	54,149
Cash and Cash Equivalents at End of Period	$65,023	$27,338

The accompanying notes are an integral part of these statements.

Part I (Continued)
Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

Presentation

Colony Bankcorp, Inc. (the Company) is a bank holding company located in Fitzgerald, Georgia. The consolidated financial statements include the accounts of Colony Bankcorp, Inc. and its wholly-owned subsidiary, Colony Bank, Fitzgerald, Georgia.  All significant intercompany accounts have been eliminated in consolidation. The accounting and reporting policies of Colony Bankcorp, Inc. conform to generally accepted accounting principles and practices utilized in the commercial banking industry.

All dollars in notes to consolidated financial statements are rounded to the nearest thousand.

The consolidated financial statements in this report are unaudited, except for the December 31, 2011 consolidated balance sheet.  All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company.  The results of operations for the nine months ended September 30, 2012, are not necessarily indicative of the results which may be expected for the entire year.

Nature of Operations

The Bank provides a full range of retail and commercial banking services for consumers and small- to medium-size businesses located primarily in central, south and coastal Georgia. Colony Bank is headquartered in Fitzgerald, Georgia with banking offices in Albany, Ashburn, Broxton, Centerville, Chester, Columbus, Cordele, Douglas, Eastman, Fitzgerald, Leesburg, Moultrie, Pitts, Quitman, Rochelle, Savannah, Soperton, Sylvester, Thomaston, Tifton, Valdosta and Warner Robins.  Lending and investing activities are funded primarily by deposits gathered through its retail banking office network.

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

Concentrations of Credit Risk

Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions.  The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk, particularly with the current economic downturn in the real estate market.  At September 30, 2012, approximately 85 percent of the Company’s loan portfolio was concentrated in loans secured by real estate.  A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector.  The continued downturn of the housing and real estate market that began in 2007 has resulted in an increase of problem loans secured by real estate.  These loans are centered primarily in the Company’s larger MSA markets.  Declining collateral real estate values that secure land development, construction and speculative real estate loans in the Company’s larger MSA markets have resulted in high loan loss provisions in recent years.  In addition, a large portion of the Company’s foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions.  Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.

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

In 2012, the Company refined its methodology used in estimating the amount of the Allowance for Loan and Lease Losses (ALLL).  As discussed in Note 4 to the financial statements, the allowance for loan losses resulted in a reduction of $3,422 due to a change in methodology in the current year.  Refer to the financial statements for more information on this topic.

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

Part I (Continued)
Item 1 (Continued)

(2)	Investment Securities

Investment securities as of September 30, 2012 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale:
U.S. Government Agencies
Mortgage-Backed	$235,730	$1,573	$(493)	$236,810
State, County & Municipal	3,995	43	(1)	4,037
Corporate Obligations	1,000	118	--	1,118
Asset-Backed Securities	367	--	(235)	132
	$241,092	$1,734	$(729)	$242,097
Securities Held to Maturity:
State, County and Municipal	$45	$1	$--	$46

The amortized cost and fair value of investment securities as of September 30, 2012, by contractual maturity, are shown hereafter.  Expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due Less Than One Year	$125	$127	$--	$--
Due After One Year Through Five Years	2,697	2,847	45	46
Due After Five Years Through Ten Years	1,965	1,973	--	--
Due After Ten Years	575	340	--	--
	5,362	5,287	45	46

Mortgage-Backed Securities	235,730	236,810	--	--
	$241,092	$242,097	$45	$46

Investment securities as of December 31, 2011 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale:
U.S. Government Agencies
Mortgage-Backed	$291,097	$3,152	$(188)	$294,061
State, County & Municipal	7,475	132	(23)	7,584
Corporate Obligations	2,000	124	(10)	2,114
Asset-Backed Securities	426	--	(294)	132
	$300,998	$3,408	$(515)	$303,891
Securities Held to Maturity:
State, County and Municipal	$46	$--	$--	$46

Proceeds from the sale of investments available for sale during first nine months of 2012 totaled $161,811 compared to $251,044 for the first nine months of 2011.  The sale of investments available for sale during 2012 resulted in gross realized gains of $2,204 and losses of $(137).  This was offset by other than temporary impairment charges of $(60).  The sale of investments available for sale during the first nine months of 2011 resulted in gross realized gains of $1,947 and losses of $(2).

Part I (Continued)
Item 1 (Continued)

(2)	Investment Securities (Continued)

Nonaccrual securities are securities for which principal and interest are doubtful of collection in accordance with original terms and for which accruals of interest have been discontinued due to payment delinquency.  Fair value of securities on nonaccrual status totaled $132 and $132 as of September 30, 2012 and December 31, 2011, respectively.

Investment securities having a carry value approximating $78,187 and $136,838 as of September 30, 2012 and December 31, 2011, respectively, were pledged to secure public deposits and for other purposes.

Information pertaining to securities with gross unrealized losses at September 30, 2012 and December 31, 2011 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

September 30, 2012
U.S. Government Agencies
Mortgage-Backed	$68,388	$(464)	$2,235	$(29)	$70,623	$(493)
State, County and Municipal	208	(1)	--	--	208	(1)
Asset-Backed Securities	--	--	132	(235)	132	(235)
	$68,596	$(465)	$2,367	$(264)	$70,963	$(729)

December 31, 2011
U.S. Government Agencies
Mortgage-Backed	$26,440	$(188)	$--	$--	$26,440	$(188)
State, County and Municipal	1,224	(21)	73	(2)	1,297	(23)
Corporate Obligations	--	--	990	(10)	990	(10)
Asset-Backed Securities	--	--	132	(294)	132	(294)
	$27,664	$(209)	$1,195	$(306)	$28,859	$(515)

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

At September 30, 2012, the debt securities with unrealized losses have depreciated 1.02 percent from the Company’s amortized cost basis.  These securities are guaranteed by either the U.S. Government, other governments or U.S. corporations, except for asset-backed securities.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary.  However, the Company did own one asset-backed security at September 30, 2012 which has been in a continuous unrealized loss position for more than twelve months.  This investment is comprised of one issuance of a trust preferred security, has a book value of $367 and an unrealized loss of $235.  Management evaluates this investment on a quarterly basis utilizing a third-party valuation model.  The results of this model revealed other-than-temporary impairment and as a result, $60 was written off during the first quarter ended March 31, 2012.  The Company does not intend to sell this investment, nor does the Company consider it likely that it will be required to sell the investment prior to recovery of the remaining fair value.

Part I (Continued)
Item 1 (Continued)

(3)	Loans

The following table presents the composition of loans segregated by class of loans, as of September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
Commercial and Agricultural
Commercial	$54,281	$48,986
Agricultural	12,594	8,422

Real Estate
Commercial Construction	54,052	58,546
Residential Construction	6,038	3,530
Commercial	311,393	315,281
Residential	197,259	193,638
Farmland	49,478	48,225

Consumer and Other
Consumer	29,585	30,449
Other	11,842	9,244

Total Loans	$726,522	$716,321

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

The following table presents the loan portfolio by credit quality indicator (risk grade) as of September 30, 2012 and December 31, 2011.  Those loans with a risk grade of 1, 2, 3 or 4 have been combined in the pass column for presentation purposes.

September 30, 2012
	Pass	Special Mention	Substandard	Total Loans
Commercial and Agricultural
Commercial	$48,210	$1,740	$4,331	$54,281
Agricultural	12,456	83	55	12,594

Real Estate
Commercial Construction	31,541	1,824	20,687	54,052
Residential Construction	5,934	104	--	6,038
Commercial	270,525	12,127	28,741	311,393
Residential	178,171	8,987	10,101	197,259
Farmland	45,820	927	2,731	49,478

Consumer and Other
Consumer	28,594	342	649	29,585
Other	11,572	11	259	11,842

Total Loans	$632,823	$26,145	$67,554	$726,522

December 31, 2011
	Pass	Special Mention	Substandard	Total Loans
Commercial and Agricultural
Commercial	$42,586	$1,481	$4,919	$48,986
Agricultural	8,153	--	269	8,422

Real Estate
Commercial Construction	28,746	2,814	26,986	58,546
Residential Construction	3,227	303	--	3,530
Commercial	272,062	14,790	28,429	315,281
Residential	175,100	8,343	10,195	193,638
Farmland	43,664	1,413	3,148	48,225

Consumer and Other
Consumer	29,372	362	715	30,449
Other	9,029	99	116	9,244

Total Loans	$611,939	$29,605	$74,777	$716,321

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

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due.  Generally, loans are placed on nonaccrual status if principal or interest payments become 90 days past due or when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provision.  Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due.  Nonaccrual loans totaled $34,278 and $38,822 as of September 30, 2012 and December 31, 2011, respectively, and total recorded investment in loans past due 90 days or more and still accruing interest approximated $5 and $15, respectively.  During its review of impaired loans, the company determined the majority of its exposures on these loans were known losses.  As a result, the exposures were charged off, reducing the specific allowances on impaired loans.

The following table represents an age analysis of past due loans and nonaccrual loans, segregated by class of loans, as of September 30, 2012 and December 31, 2011:

September 30, 2012
	Accruing Loans
		90 Days
	30-89 Days	or More	Total Accruing	Nonaccrual
	Past Due	Past Due	Loans Past Due	Loans	Current Loans	Total Loans
Commercial and Agricultural
Commercial	$1,529	$--	$1,529	$297	$52,455	$54,281
Agricultural	--	--	--	109	12,485	12,594

Real Estate
Commercial Construction	913	--	913	18,814	34,325	54,052
Residential Construction	--	--	--	--	6,038	6,038
Commercial	6,098	--	6,098	7,606	297,689	311,393
Residential	3,041	--	3,041	4,947	189,271	197,259
Farmland	687	--	687	2,297	46,494	49,478

Consumer and Other
Consumer	433	5	438	208	28,939	29,585
Other	7	--	7	--	11,835	11,842

Total Loans	$12,708	$5	$12,713	$34,278	$679,531	$726,522

Part I (Continued)
Item 1 (Continued)

(3)	Loans (Continued)

December 31, 2011
	Accruing Loans
		90 Days
	30-89 Days	or More	Total Accruing	Nonaccrual
	Past Due	Past Due	Loans Past Due	Loans	Current Loans	Total Loans
Commercial and Agricultural
Commercial	$645	$--	$645	$2,103	$46,238	$48,986
Agricultural	--	--	--	86	8,336	8,422

Real Estate
Commercial Construction	514	--	514	23,578	34,454	58,546
Residential Construction	33	--	33	--	3,497	3,530
Commercial	2,931	--	2,931	9,194	303,156	315,281
Residential	2,251	15	2,266	3,110	188,262	193,638
Farmland	376	--	376	487	47,362	48,225

Consumer and Other
Consumer	410	--	410	221	29,818	30,449
Other	--	--	--	43	9,201	9,244

Total Loans	$7,160	$15	$7,175	$38,822	$670,324	$716,321

Part I (Continued)
Item 1 (Continued)

(3)	Loans (Continued)

The following table details impaired loan data as of September 30, 2012:

September 30, 2012
	Unpaid
	Contractual			Average	Interest	Interest
	Principal	Impaired	Related	Recorded	Income	Income
	Balance	Balance	Allowance	Investment	Recognized	Collected

With No Related Allowance Recorded
Commercial	$85	$34	$--	$1,056	$4	$2
Agricultural	109	109	--	64	8	18
Commercial Construction	10,527	8,205	--	10,121	(9)	1
Commercial Real Estate	35,399	30,152	--	30,141	670	667
Residential Real Estate	4,291	3,694	--	2,751	84	99
Farmland	2,340	2,297	--	2,297	31	44
Consumer	226	208	--	219	5	6
Other	--	--	--	27	--	--

	52,977	44,699	--	46,676	793	837

With An Allowance Recorded
Commercial	1,677	1,677	514	759	69	64
Commercial Construction	12,331	10,610	1,786	11,506	1	4
Commercial Real Estate	4,789	4,059	864	4,282	115	116
Residential Real Estate	5,260	4,547	1,050	4,244	79	78
Farmland	--	--	--	87	--	--
Consumer	--	--	--	--	--	--
Other	--	--	--	--	--	--

	24,057	20,893	4,214	20,878	264	262

Total
Commercial	1,762	1,711	514	1,815	73	66
Agricultural	109	109	--	64	8	18
Commercial Construction	22,858	18,815	1,786	21,627	(8)	5
Commercial Real Estate	40,188	34,211	864	34,423	785	783
Residential Real Estate	9,551	8,241	1,050	6,995	163	177
Farmland	2,340	2,297	--	2,384	31	44
Consumer	226	208	--	219	5	6
Other	--	--	--	27	--	--

	$77,034	$65,592	$4,214	$67,554	$1,057	$1,099

Part I (Continued)
Item 1 (Continued)

(3)	Loans (Continued)

The following table details impaired loan data as of December 31, 2011:

December 31, 2011
	Unpaid
	Contractual			Average	Interest	Interest
	Principal	Impaired	Related	Recorded	Income	Income
	Balance	Balance	Allowance	Investment	Recognized	Collected

With No Related Allowance Recorded
Commercial	$1,743	$1,580	$--	$947	$60	$65
Agricultural	86	86	--	208	(4)	--
Commercial Construction	17,699	12,799	--	13,310	116	144
Commercial Real Estate	34,686	29,385	--	27,027	833	834
Residential Real Estate	2,601	1,934	--	3,176	88	80
Farmland	278	227	--	342	66	66
Consumer	229	216	--	184	11	12
Other	52	43	--	40	1	2

	57,374	46,270	--	45,234	1,171	1,203

With An Allowance Recorded
Commercial	775	776	308	214	15	19
Commercial Construction	14,036	11,489	2,693	10,470	14	61
Commercial Real Estate	6,430	6,430	2,061	6,557	182	197
Residential Real Estate	4,772	4,042	675	3,859	97	97
Farmland	299	260	12	65	(18)	--
Consumer	5	5	2	4	1	1
Other	--	--	--	19	--	--

	26,317	23,002	5,751	21,188	291	375

Total
Commercial	2,518	2,356	308	1,161	75	84
Agricultural	86	86	--	208	(4)	--
Commercial Construction	31,735	24,288	2,693	23,780	130	205
Commercial Real Estate	41,116	35,815	2,061	33,584	1,015	1,031
Residential Real Estate	7,373	5,976	675	7,035	185	177
Farmland	577	487	12	407	48	66
Consumer	234	221	2	188	12	13
Other	52	43	--	59	1	2

	$83,691	$69,272	$5,751	$66,422	$1,462	$1,578

Part I (Continued)
Item 1 (Continued)

(3)	Loans (Continued)

The following table details impaired loan data as of September 30, 2011:

September 30, 2011
			Average	Interest	Interest
	Impaired	Related	Recorded	Income	Income
	Balance	Allowance	Investment	Recognized	Collected

With No Related Allowance Recorded
Commercial	$1,643	$--	$735	$39	$46
Agricultural	238	--	249	(29)	--
Commercial Construction	19,155	--	13,480	116	150
Commercial Real Estate	31,854	--	26,242	599	615
Residential Real Estate	3,737	--	3,590	30	46
Farmland	487	--	381	48	66
Consumer	159	--	174	5	6
Other	48	--	38	2	2

	57,321	--	44,889	810	931

With An Allowance Recorded
Commercial	59	39	27	3	3
Commercial Construction	9,998	5,836	10,131	12	53
Commercial Real Estate	3,054	824	6,599	66	79
Residential Real Estate	5,345	523	3,798	197	181
Consumer	11	5	4	1	1
Other	--	--	26	--	--

	18,467	7,227	20,585	279	317

Total
Commercial	1,702	39	762	42	49
Agricultural	238	--	249	(29)	--
Commercial Construction	29,153	5,836	23,611	128	203
Commercial Real Estate	34,908	824	32,841	665	694
Residential Real Estate	9,082	523	7,388	227	227
Farmland	487	--	381	48	66
Consumer	170	5	178	6	7
Other	48	--	64	2	2

	$75,788	$7,227	$65,474	$1,089	$1,248

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

As discussed in Note 1, Summary of Significant Accounting Policies, once a loan is identified as a TDR, it is accounted for as an impaired loan.  The Company had no unfunded commitments to lend to a customer that has a troubled debt restructured loan as of September 30, 2012.  The following tables present the number of loan contracts restructured during the three and nine month periods ended September 30, 2012.  It shows the pre- and post-modification recorded investment as well as the number of contracts and the recorded investment for those TDRs modified during the previous twelve months which subsequently defaulted during the period.  Loans modified in a troubled debt restructuring are considered to be in default once the loan becomes 90 days past due.

	Three Months Ending September 30, 2012					Nine Months Ending September 30, 2012
Troubled Debt Restructurings
	# of Contracts	Pre-Modification		Post-Modification		# of Contracts	Pre-Modification	Post-Modification

Commercial RE	----	$	----	$	----	1	$57	$57
Residential RE	2		248		248	3	646	645

Total Loans	2		$248		$248	4	$703	$702

	Three Months Ending September 30, 2012			Nine Months Ending September 30, 2012
Troubled Debt Restructurings
That Subsequently Defaulted
	# of Contracts	Recorded Investment		# of Contracts	Recorded Investment

Commercial Construction	----	$	----	1	$64
Residential RE	----		----	1	50

Total Loans	----	$	----	2	$114

Part I (Continued)
Item 1 (Continued)

(4)	Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses, segregated by class of loan, for the nine month period ended September 30, 2012.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other loan categories and periodically may result in reallocation within the provision categories.

September 30, 2012
	Beginning				Ending
	Balance	Charge-Offs	Recoveries	Provision	Balance

Commercial and Agricultural
Commercial	$1,071	$(407)	$105	$153	$922
Agricultural	297	(3)	--	--	294

Real Estate
Commercial Construction	3,123	(1,929)	74	836	2,104
Residential Construction	138	--	--	--	138
Commercial	6,448	(4,273)	217	4,165	6,557
Residential	3,695	(632)	9	413	3,485
Farmland	365	(39)	5	--	331

Consumer and Other
Consumer	205	(75)	63	60	253
Other	308	(11)	8	--	305

	$15,650	$(7,369)	$481	$5,627	$14,389

The following table details activity in the allowance for loan losses, segregated by class of loan, for the nine month period ended September 30, 2011.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other loan categories and periodically may result in reallocation within the provision categories.

September 30, 2011
	Beginning				Ending
	Balance	Charge-Offs	Recoveries	Provision	Balance

Commercial and Agricultural
Commercial	$4,415	$(718)	$124	$(1,591)	$2,230
Agricultural	698	(455)	401	(257)	387

Real Estate
Commercial Construction	4,126	(4,218)	548	4,217	4,673
Residential Construction	520	--	--	(159)	361
Commercial	8,030	(12,175)	517	6,730	3,102
Residential	5,942	(1,291)	120	(910)	3,861
Farmland	944	(61)	1	(317)	567

Consumer and Other
Consumer	3,074	(192)	123	(1,371)	1,634
Other	531	(100)	6	(342)	95

	$28,280	$(19,210)	$1,840	$6,000	$16,910

Part I (Continued)
Item 1 (Continued)

(4)	Allowance for Loan Losses (Continued)

In 2012, the Company refined its methodology used in estimating the amount of the Allowance for Loan and Lease Losses (ALLL).  Management has been proactive in identifying problem loans, assessing exposure, and providing sufficient reserves to cover the exposures.  The ALLL was increased in anticipation of identified exposures resulting in confirmed losses.  When losses were confirmed, they were promptly charged off.  As a result, losses over the last three years have been very high.  During this time, newer loans granted were made subject to higher underwriting standards and more conservative appraisals.  Because of the prompt recognition of losses that drove the excessive charge-off history, management now believes the remaining losses incurred in the current portfolio, including newer loans made, will be less than unadjusted loss history factors will suggest.  Considering the major losses taken, along with organizational and staffing changes, the validity of qualitative factors in determining adjustments of loss history needed to be reviewed.  Recognizing the importance of credit administration and the role of personnel involved in granting, approving, administering, monitoring, and collecting loans, management concluded that greater weight should be placed on factors associated with those activities.  Additionally, during the quarter ended September 30, 2012, management reviewed the appropriateness of continuing to use a one-year annual loss rate to determine losses incurred in the loan portfolio segments of loans collectively reviewed for impairment.  Consideration was given to the trends in losses incurred over prior quarters and economic indicators impacting the company.  Management concluded that the one-year charge-off history should be expanded to include quarters from the current year.  Thus, the annualized loss rates used for the September 30, 2012 allowance for loan loss calculation was based on an expanded period that includes all 4 quarters of 2011 and the first 2 quarters of 2012.  The effect of these changes on the ALLL resulted in a reduction in the ALLL estimate of $3,422.  Management believes the adjustments made will result in a better estimation of losses incurred in the portfolio.

The Company determines its individual reserves during its quarterly review of substandard loans.  This process involves reviewing all loans with a risk grade of 6 or below and an outstanding balance of $50,000 or more.  At September 30, 2012 and 2011, impaired loans totaling $944 and $881 were below the $50,000 review threshold and were not individually reviewed for impairment.  Those loans were subject to the bank’s general loan loss reserve methodology and are included in the “Collectively Evaluated for Impairment” column of the following tables.  Since not all loans in the substandard category are considered impaired, this quarterly assessment often results in the identification of individual reserves which are placed against certain loans as part of management’s allowance for loan loss calculation.  The total of these loans and the related reserves are presented in the column titled “Substandard Loans Individually Reviewed for Impairment” in the following tables.  The following tables present breakdowns of the allowance for loan losses, segregated by impairment methodology for September 30, 2012 and 2011:

Part I (Continued)
Item 1 (Continued)

(4)	Allowance for Loan Losses (Continued)

September 30, 2012
			Ending Allowance Balance
	Nonaccrual/TDR	Substandard	Total
	Individually	Individually	Individually	Collectively
	Evaluated for	Evaluated for	Evaluated for	Evaluated for
	Impairment	Impairment	Impairment	Impairment	Total
Commercial and Agricultural
Commercial	$514	$214	$728	$194	$922
Agricultural	--	--	--	294	294

Real Estate
Commercial Construction	1,786	58	1,844	260	2,104
Residential Construction	--	--	--	138	138
Commercial	864	376	1,240	5,317	6,557
Residential	1,050	566	1,616	1,869	3,485
Farmland	--	--	--	331	331

Consumer and Other
Consumer	--	--	--	253	253
Other	--	--	--	305	305

Total End of Period Allowance Balance	$4,214	$1,214	$5,428	$8,961	$14,389

Part I (Continued)
Item 1 (Continued)

(4)	Allowance for Loan Losses (Continued)

September 30, 2012
			Ending Loan Balance
	Nonaccrual/TDR	Substandard	Total
	Individually	Individually	Individually	Collectively
	Evaluated for	Evaluated for	Evaluated for	Evaluated for
	Impairment	Impairment	Impairment	Impairment	Total
Commercial and Agricultural
Commercial	$1,701	$2,390	$4,091	$50,190	$54,281
Agricultural	--	--	--	12,594	12,594

Real Estate
Commercial Construction	18,743	1,793	20,536	33,516	54,052
Residential Construction	--	--	--	6,038	6,038
Commercial	34,165	6,069	40,234	271,159	311,393
Residential	7,751	2,900	10,651	186,608	197,259
Farmland	2,277	263	2,540	46,938	49,478

Consumer and Other
Consumer	11	6	17	29,568	29,585
Other	--	18	18	11,824	11,842

Total End of Period Loan Balance	$64,648	$13,439	$78,087	$648,435	$726,522

September 30, 2011
			Ending Allowance Balance
	Nonaccrual/TDR	Substandard	Total
	Individually	Individually	Individually	Collectively
	Evaluated for	Evaluated for	Evaluated for	Evaluated for
	Impairment	Impairment	Impairment	Impairment	Total
Commercial and Agricultural
Commercial	$39	$647	$686	$1,544	$2,230
Agricultural	7	--	7	380	387

Real Estate
Commercial Construction	4,323	256	4,579	94	4,673
Residential Construction	--	--	--	361	361
Commercial	689	408	1,097	2,005	3,102
Residential	2,036	958	2,994	867	3,861
Farmland	--	11	11	556	567

Consumer and Other
Consumer	5	63	68	1,566	1,634
Other	--	--	--	95	95

Total End of Period Allowance Balance	$7,099	$2,343	$9,442	$7,468	$16,910

Part I (Continued)
Item 1 (Continued)

(4)	Allowance for Loan Losses (Continued)

September 30, 2011
			Ending Loan Balance
	Nonaccrual/TDR	Substandard	Total
	Individually	Individually	Individually	Collectively
	Evaluated for	Evaluated for	Evaluated for	Evaluated for
	Impairment	Impairment	Impairment	Impairment	Total
Commercial and Agricultural
Commercial	$1,609	$2,881	$4,490	$47,162	$51,652
Agricultural	152	221	373	13,399	13,772

Real Estate
Commercial Construction	29,064	1,650	30,714	32,390	63,104
Residential Construction	--	--	--	2,628	2,628
Commercial	34,888	4,533	39,421	280,701	320,122
Residential	8,692	4,970	13,662	181,771	195,433
Farmland	487	380	867	46,819	47,686

Consumer and Other
Consumer	16	40	56	30,882	30,938
Other	--	31	31	15,633	15,664

Total End of Period Loan Balance	$74,908	$14,706	$89,614	$651,385	$740,999

(5)	Other Real Estate Owned

The aggregate carrying amount of Other Real Estate Owned (OREO) at September 30, 2012 and December 31, 2011 was $17,091 and $20,445, respectively.  All of the Company’s other real estate owned represents properties acquired through foreclosure or deed in lieu of foreclosure.  The following table details the change in OREO for the nine months ended September 30, 2012 and the year ended December 31, 2011.

	Nine Months Ended	Twelve Months Ended
	September 30, 2012	December 31, 2011

Balance, Beginning	$20,445	$20,208

Additions	5,756	12,556
Sales of OREO	(6,557)	(9,805)
Loss on Sale	(1,294)	(1,103)
Provision for Losses	(1,259)	(1,411)

Balance, Ending	$17,091	$20,445

Part I (Continued)
Item 1 (Continued)

(6)	Fair Value Measurements

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

Impaired loans – Impaired loans are those that are accounted for under ASC Sub-topic 310-40, Troubled Debt Restructurings by Creditors, in which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

Other Real Estate – Other real estate owned assets are adjusted to fair value less estimated selling costs upon transfer of the loans to other real estate owned.  Subsequently, other real estate owned assets are carried at the lower of carrying value or fair value.  Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  These assets are included as Level 3 fair values.

Part I (Continued)
Item 1 (Continued)

(6)	Fair Value Measurements (Continued)

The following table presents the recorded amount of the Company’s assets measured at fair value on a recurring and nonrecurring basis as of September 30, 2012 and December 31, 2011 aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in			Significant
		Active Markets for		Significant Other	Unobservable
		Identical Assets		Observable	Inputs
	September 30, 2012	(Level 1)		Inputs (Level 2)	(Level 3)
Recurring
Securities Available for Sale
Mortgage-backed	$236,810	$	---	$236,810	$ ---
State,County & Municipal	4,037		---	4,037	---
Corporate Obligations	1,118		---	1,118	---
Asset-Backed Securities	132		---	---	132
	$242,097	$	---	$241,965	$132

Nonrecurring
Impaired Loans	$16,679	$	---	$ ---	$16,679

Other Real Estate	$17,091	$	---	$ ---	$17,091

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in			Significant
		Active Markets for		Significant Other	Unobservable
		Identical Assets		Observable	Inputs
	December 31, 2011	(Level 1)		Inputs (Level 2)	(Level 3)
Recurring
Securities Available for Sale
Mortgage-backed	$294,061	$	---	$294,061	$ ---
State,County & Municipal	7,584		---	7,584	---
Corporate Obligations	2,114		---	1,124	990
Asset-Backed Securities	132		---	---	132
	$303,891	$	---	$302,769	$1,122

Nonrecurring
Impaired Loans	$17,251	$	---	$ ---	$17,251

Other Real Estate	$20,445	$	---	$6,170	$14,275

Liabilities

The Company did not identify any liabilities that are required to be presented at fair value.

Part I (Continued)
Item 1 (Continued)

(6)	Fair Value Measurements (Continued)

The following table presents quantitative information about the significant unobservable inputs used in the fair value measurements for assets in Level 3 of the fair value hierarchy measured on a recurring and non-recurring basis at September 30, 2012.

		Valuation	Unobservable	Range
	September 30, 2012	Techniques	Inputs	(Weighted Avg)
Recurring
Securities Available for Sale
Asset - Backed Securities	132	discounted cash flow	discount rate	2.73% - 3.22%
				(2.98%)

Nonrecurring
Impaired Loans
Commercial	1,163	sales comparison	adjustment for	(45.00%) - 80.00%
			differences between	(17.50%)
			the comparable
			sales

Real Estate
Commercial Construction	8,824	sales comparison	adjustment for	0.00% - 186.90%
			differences between	(93.45%)
			the comparable
			sales

		income approach	discount rate	7.92%

Residential Real Estate	3,195	sales comparison	adjustment for	(13.70%) - 24.20%
			differences between	(5.25%)
			the comparable
			sales

		income approach	capitalization rate	8.90%

Commercial Real Estate	3,497	sales comparison	adjustment for	(40.00%) - 52.00%
			differences between	(6.00%)
			the comparable
			sales

		income approach	capitalization rate	11.00%

Other Real Estate Owned	17,091	sales comparison	adjustment for	1.97% - 77.35%
			differences between	(29.93%)
			the comparable
			sales

Part I (Continued)
Item 1 (Continued)

(6)	Fair Value Measurements (Continued)

The table below presents a reconciliation and statement of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2012 and 2011.

	2012	2011
Fair Value Measurement Using Significant Unobservable Inputs (Level 3)	Available for	Available for
	Sale Securities	Sale Securities
	(In Thousands)	(In Thousands)

Balance, Beginning	$1,122	$1,017
Total Realized/Unrealized Gains (Losses) Included In
Loss on OTTI Impairment	(60)	--
Other Comprehensive Income	70	104
Purchases, Sales, Issuances and Settlements
Sales/Call	(1,000)	--

Balance, Ending	$132	$1,121

(7)	Deposits

The aggregate amount of overdrawn deposit accounts reclassified as loan balances totaled $246 and $250 as of September 30, 2012 and December 31, 2011.

Components of interest-bearing deposits as of September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011
Interest-Bearing Demand	$273,035	$284,871
Savings	46,775	41,231
Time, $100,000 and Over	224,013	247,589
Other Time	295,529	332,025
	$839,352	$905,716

At September 30, 2012 and December 31, 2011, the Company had brokered deposits of $30,212 and $28,158 respectively.  Of the $30,212 brokered deposits at September 30, 2012, $30,212 represented Certificate of Deposits Account Registry Service (CDARS) reciprocal deposits in which customers placed core deposits into the CDARS program for FDIC insurance coverage and the Company received reciprocal brokered deposits in a like amount.  Thus, brokered deposits less the reciprocal deposits totaled $0 at September 30, 2012.  The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $100,000 was approximately $182,045 and $190,877 as of September 30, 2012 and December 31, 2011, respectively.

As of  September 30, 2012 and December 31, 2011,  the scheduled maturities of certificates of deposits are as follows:

Maturity	September 30, 2012	December 31, 2011
One Year and Under	$420,728	$428,603
One to Three Years	82,107	137,619
Three Years and Over	16,707	13,392
	$519,542	$579,614

Part I (Continued)
Item 1 (Continued)

(8)	Other Borrowed Money

Other borrowed money at September 30, 2012 and December 31, 2011 is summarized as follows:

	September 30, 2012	December 31, 2011
Federal Home Loan Bank Advances	$30,000	$71,000
	$30,000	$71,000

Advances from the Federal Home Loan Bank (FHLB) have maturities ranging from 2012 to 2019 and interest rates ranging from 3.17 percent to 4.75 percent.  As collateral on the outstanding FHLB advances, the Company has provided a blanket lien on its portfolio of qualifying residential first mortgage loans and commercial loans.  At September 30, 2012 the Company had remaining credit availability from the FHLB of approximately $139,550.  The Company may be required to pledge additional qualifying collateral in order to utilize the full amount of the remaining credit line.

The aggregate stated maturities of  other borrowed money at September 30, 2012 are as follows:

Year	Amount
2012	$--
2013	--
2014	--
2015 and Thereafter	30,000
$30,000

The Company also has available federal funds lines of credit with various financial institutions totaling $43,000, of which there were none outstanding at September 30, 2012.

In addition, the Company has the ability to borrow funds from the Federal Reserve Bank (FRB) of Atlanta utilizing the discount window.  The discount window is an instrument of monetary policy that allows eligible institutions to borrow money from the FRB on a short-term basis to meet temporary liquidity shortages caused by internal or external disruptions.  At September 30, 2012, the Company had borrowing capacity available under this arrangement, with no outstanding balances.  The Company would be required to pledge certain available-for-sale investment securities as collateral under this agreement.

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

On February 13, 2012, the Company announced the suspension of dividends on the Preferred Stock.  At September 30, 2012, there were accumulated dividends in arrears of $1.25 million, including related accrued interest.  The Company may defer dividend payments for up to an aggregate of six dividend periods, whether consecutive or not, without default or penalty under the terms of the agreement.  Failure to pay dividends for six periods would trigger board appointment rights for the holder of the Preferred Stock.

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

Part I (Continued)
Item 1 (Continued)

(9)	Preferred Stock and Warrants (Continuted)

On June 19, 2012, the Treasury notified the Company via a letter that it is considering inclusion of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock issued to the Treasury under the TARP Capital Purchase Program as part of a series of pooled auctions of CPP investments.  According to the letter, the Treasury will also offer the Company the opportunity to opt-out of the pooled auction if they decide, with regulatory approval, to make a bid to repurchase all of the remaining outstanding CPP securities or designate a single investor (or single group of investors) to make a bid to purchase these securities.  Subsequently, as permitted, the Company was successful in opting out of the pooled auctions of CPP investments via a designated bidder submitting an acceptable bid.  Subsequently, Treasury notified the Company that for transparency purposes it will conduct an individual auction of the Company’s outstanding Fixed Rate Cumulative Perpetual Preferred Stock with the auction date yet to be determined.  Should the Treasury not receive an acceptable bid in the individual auction, then the securities could be placed into a pooled sale process, for disposing of such securities.

(10)	Subordinated Debentures (Trust Preferred Securities)

			3 month	Added	Total		5 Year
Description	Date	Amount	Libor Rate	Points	Rate	Maturity	Call Option
Colony Bankcorp Statutory Trust III	6/17/2004	4,500	0.38875	2.68	3.06875	6/14/2034	6/17/2009
Colony Bankcorp Capital Trust I	4/13/2006	5,000	0.36025	1.50	1.86025	4/13/2036	4/13/2011
Colony Bankcorp Capital Trust II	3/12/2007	9,000	0.36025	1.65	2.01025	3/12/2037	3/12/2012
Colony Bankcorp Capital Trust III	9/14/2007	5,000	0.44710	1.40	1.84710	9/14/2037	9/14/2012

The Trust Preferred Securities are recorded as subordinated debentures on the consolidated balance sheets, but subject to certain limitations, qualify as Tier 1 Capital for regulatory capital purposes.  The proceeds from the offering were used to fund the cash portion of the Quitman acquisition, payoff holding company debt, and inject capital into bank subsidiaries.

On February 13, 2012, the Company announced the suspension of the quarterly interest payments on the Trust Preferred Securities.  Under the terms of the trust documents, the Company may defer payments of interest for up to 20 consecutive quarterly periods without default or penalty.  The regularly scheduled interest payments will continue to be accrued for payment in the future and reported as an expense in the current period.  At September 30, 2012, accrued but unpaid interest expense totaled $419.

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

At September 30, 2012 and December 31, 2011 the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	September 30, 2012	December 31, 2011

Loan Commitments	$54,527	$39,966
Letters of Credit	1,312	1,327

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

Cash and Short-Term Investments – For cash, due from banks, bank-owned deposits and federal funds sold, the carrying amount is a reasonable estimate of fair value and is classified as Level 1.

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

Deposit Liabilities – The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date and is classified as Level 1.  The fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities and is classified as Level 2.

Federal Funds Purchased – The carrying value of federal funds purchased approximates fair value.

Subordinated Debentures – Fair value approximates carrying value due to the variable interest rates of the subordinated debentures.

Securities Sold Under Agreements to Repurchase and Other Borrowed Money – The fair value of other borrowed money is calculated by discounting contractual cash flows using an estimated interest rate based on current rates available to the Company for debt of similar remaining maturities and collateral terms.  Other borrowed money is classified as Level 2 due to their expected maturities.

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

The carrying amount, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2012 and December 31, 2011 are as follows:

	Fair Value Measurements at					Fair Value Measurements at
	September 30, 2012					December 31, 2011
	Carrying	Estimated	Level	Level	Level	Carrying	Estimated
	Value	Fair Value	1	2	3	Value	Fair Value

Assets
Cash and Short-Term Investments	$74,233	$74,233	$74,233	$ ---	$ ---	$112,329	$112,329
Investment Securities Available for Sale	242,097	242,097	---	241,965	132	303,891	303,891
Investment Securities Held to Maturity	45	46	---	46	---	46	46
Federal Home Loan Bank Stock	3,139	3,139	3,139	---	---	5,398	5,398
Loans, Net	711,971	714,056	---	697,377	16,679	700,614	702,438

Liabilities
Deposits	941,204	944,051	421,662	522,389	---	999,985	1,003,648
Subordinated Debentures	24,229	24,229	24,229	---	---	24,229	24,229
Other Borrowed Money	30,000	33,922	---	33,922	---	71,000	74,720

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

The amount of dividends payable to the parent company from the subsidiary bank is limited by various banking regulatory agencies.  Upon approval by regulatory authorities, the Bank may pay cash dividends to the parent company in excess of regulatory limitations.  Additionally, in the third quarter of 2009, the Company suspended the payment of dividends to common shareholders.  At September 30, 2012, the Company is subject to certain regulatory restrictions that preclude the declaration of or payment of any dividends to its common stockholders, without prior approval from the Federal Reserve Bank.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  The amounts and ratios as defined in regulations are presented hereafter.  Management believes, as of September 30, 2012, the company meets all capital adequacy requirements to which it is subject under the regulatory framework for prompt corrective action.  In the opinion of management, there are no conditions or events since prior notification of capital adequacy from the regulators that have changed the institution’s category.

Part I (Continued)
Item 1 (Continued)

(13)	Regulatory Capital Matters (Continued)

The following table summarizes regulatory capital information as of September 30, 2012 and December 31, 2011 on a consolidated basis and for each significant subsidiary, as defined.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2012

Total Capital to Risk-Weighted Assets
Consolidated	$119,920	16.65%	$57,608	8.00%	NA	NA
Colony Bank	119,921	16.68	57,512	8.00	$71,890	10.00%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	110,852	15.39	28,804	4.00	NA	NA
Colony Bank	110,868	15.42	28,756	4.00	43,134	6.00

Tier 1 Capital to Average Assets
Consolidated	110,852	10.07	44,027	4.00	NA	NA
Colony Bank	110,868	10.09	43,957	4.00	54,946	5.00

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011

Total Capital to Risk-Weighted Assets
Consolidated	$118,913	16.50%	$57,658	8.00%	NA	NA
Colony Bank	117,243	16.29	57,584	8.00	$71,980	10.00%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	109,822	15.24	28,829	4.00	NA	NA
Colony Bank	108,163	15.03	28,792	4.00	43,188	6.00

Tier 1 Capital to Average Assets
Consolidated	109,822	9.51	46,185	4.00	NA	NA
Colony Bank	108,163	9.38	46,117	4.00	57,646	5.00

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

Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during each period.  Diluted earnings per share reflects the potential dilution of restricted stock and common stock warrants.  Net income available to common stockholders represents net income (loss) after preferred stock dividends.  The following table presents earnings per share for the three month and nine month period ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011

Numerator
Net Income Available to Common Stockholders	$411	$208	$1,003	$1,103

Denominator
Weighted Average Number of Common Shares Outstanding for Basic Earnings Per Common Share	8,439	8,442	8,439	8,442

Dilutive Effect of Potential Common Stock
Restricted Stock	--	--	--	--
Stock Warrants	--	--	--	--
Weighted-Average Number of Shares Outstanding for Diluted Earnings Per Common Share	8,439	8,442	8,439	8,442

Earnings Per Share - Basic	$0.05	$0.02	$0.12	$0.13

Earnings Per Share - Diluted	$0.05	$0.02	$0.12	$0.13

For the nine months ended September 30, 2012 and 2011, 500 and 502 shares of common stock equivalents, respectively, were excluded from the calculation of diluted earnings per share because they would have an anti-dilutive effect.

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

The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of September 30, 2012, and the consolidated results of operations for the nine months ended September 30, 2012.  This discussion should be read in conjunction with the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2012. Readers should also carefully review all other disclosures we file from time to time with the SEC.

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

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of September 30, 2012 and 2011, and results of operations for each of the three and nine months in the periods ended September 30, 2012 and 2011.  This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

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

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense.  Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities.  Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets.  Net income available to shareholders totaled $411 thousand, or $0.05 diluted per common share, in three months ended September 30, 2012 compared to net income available to shareholders of $208 thousand, or $0.02 diluted per common share, in three months ended September 30, 2011.  Net income available to shareholders totaled $1.00 million, or $0.12 diluted per common share, in nine months ended September 30, 2012 compared to net income available to shareholders of $1.10 million, or $0.13 diluted per common share, in nine months ended September 30, 2011.

Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011

Taxable-equivalent net interest income	$9,257	$8,796	$27,300	$26,279
Taxable-equivalent adjustment	35	53	103	137

Net interest income	9,222	8,743	27,197	26,142
Provision for loan losses	1,742	2,250	5,627	6,000
Noninterest income	2,903	2,423	7,091	7,198
Noninterest expense	9,247	8,090	25,635	24,247

Income before income taxes	$1,136	$826	$3,026	$3,093
Income Taxes	364	268	953	940

Net income	$772	$558	$2,073	$2,153

Preferred stock dividends	361	350	1,070	1,050

Net income available to common shareholders	$411	$208	$1,003	$1,103

Net income available to common shareholders:
Basic	$0.05	$0.02	$0.12	$0.13
Diluted	$0.05	$0.02	$0.12	$0.13
Return on average assets	0.15%	0.07%	0.12%	0.12%
Return on average common equity	1.69%	0.87%	1.38%	1.56%

Net income from operations for three months ended September 30, 2012 increased $214 thousand, or 38.35 percent, compared to the same period in 2011.  The increase was primarily the result of an increase of $479 thousand in net interest income, an increase of $480 thousand in noninterest income, and a decrease of $508 thousand in provision for loan losses.  This was offset by an increase of $1.16 million in noninterest expense and an increase of $96 thousand in income taxes.

Part I (Continued)
Item 2 (Continued)

Net income from operations for nine months ended September 30, 2012 decreased $80 thousand, or 3.72 percent, compared to the same period in 2011.  The decrease was primarily the result of an increase of $1.39 million in noninterest expense, a decrease of $107 thousand in noninterest income and an increase of $13 thousand in income taxes.  This was offset by an increase of $1.05 million in net interest income and a decrease of $373 thousand in provision for loan losses.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 79.32 percent of total revenue for nine months ended September 30, 2012 and 78.41 percent for the same period a year ago.

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

Part I (Continued)
Item 2 (Continued)

Rate/Volume Analysis

The rate/volume analysis presented hereafter illustrates the change from September 30, 2011 to September 30, 2012 for each component of the taxable equivalent net interest income separated into the amount generated through volume changes and the amount generated by changes in the yields/rates.

	Changes from September 30, 2011 to September 30, 2012
($ in thousands)	Volume	Rate	Total

Interest Income
Loans, Net-taxable	$(2,523)	$256	$(2,267)

Investment Securities
Taxable	(99)	(1,109)	(1,208)
Tax-exempt	14	(12)	2
Total Investment Securities	(85)	(1,121)	(1,206)

Interest-Bearing Deposits in other Banks	(94)	91	(3)

Federal Funds Sold	(17)	(2)	(19)

Other Interest - Earning Assets	(8)	27	19
Total Interest Income	(2,727)	(749)	(3,476)

Interest Expense
Interest-Bearing Demand and Savings Deposits	198	(186)	12
Time Deposits	(1,429)	(1,978)	(3,407)
Federal Funds Purchased and Repurchase Agreements	(338)	---	(338)
Subordinated Debentures	---	43	43
Other Borrowed Money	(768)	(39)	(807)

Total Interest Expense	(2,337)	(2,160)	(4,497)
Net Interest Income	$(390)	$1,411	$1,021

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

The Company maintains about 18 percent of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years.  The liabilities to fund assets are primarily in short term certificate of deposits that mature within one year.  This balance sheet composition has allowed the Company to be relatively constant with its net interest margin until 2008.  During 2007 interest rates decreased 100 basis points and this decrease by the Federal Reserve in 2007 followed by 400 basis point decrease in 2008 resulted in significant pressure in net interest margins.  While the Federal Reserve rates have remained unchanged since 2008, the net interest margin increased to 3.39 percent for nine months ended September 30, 2012 compared to 3.05 percent for the same period a year ago.  We anticipate continued improvement in the net interest margin in 2012 as a result of our loan and deposit pricing guidance.

Taxable-equivalent net interest income for nine months ended September 30, 2012 increased $1.02 million, or 3.89 percent compared to the same period a year ago. The average volume of earning assets during nine months ended September 30, 2012 decreased $74.94 million compared to the same period a year ago while over the same period the net interest margin increased by 34 basis points from 3.05 percent to 3.39 percent.  Decline in average earning assets during 2012 was primarily in loans, investments and federal funds sold.  The increase in the net interest margin in 2012 is primarily the result of reducing and repricing higher cost time deposits and borrowed money.

The average volume of loans decreased $57.89 million in nine months ended September 30, 2012 compared to the same period a year ago.  The average yield on loans increased 5 basis points in nine months ended September 30, 2012 compared to the same period a year ago. The average volume of investment securities decreased $5.05 million in nine months ended September 30, 2012 compared to the same year ago period, while the average yield on investment securities decreased 50 basis points for the same period comparison.  The average volume of deposits decreased $38.85 million in nine months ended September 30, 2012 compared to the same period a year ago, with interest-bearing deposits decreasing $42.54 million in nine months ended September 30, 2012.  Accordingly, the ratio of average interest-bearing deposits to total average deposits was 89.91 percent in nine months ended September 30, 2012 compared to 90.66 percent in the same period a year ago.  This deposit mix, combined with a general decrease in market rates, had the effect of (i) decreasing the average cost of total deposits by 41 basis points in nine months ended September 30, 2012 compared to the same period a year ago and, (ii) mitigating a portion of the impact of decreasing yields on earning assets.

The Company’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.24 percent in nine months ended September 30, 2012 compared to 2.88 percent in the same period a year ago. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $5.63 million in nine months ended September 30, 2012 compared to $6.00 million in the same period a year ago.   See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Part I (Continued)
Item 2 (Continued)

Noninterest Income

The components of noninterest income were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011

Service Charges on Deposit Accounts	$917	$835	$2,527	$2,391
Other Charges, Commissions and Fees	372	296	1,119	941
Other	324	422	1,082	1,760
Mortgage Fee Income	103	57	296	161
Securities Gains	1,187	813	2,067	1,945

Total	$2,903	$2,423	$7,091	$7,198

Total noninterest income for three months ended September 30, 2012 increased $480 thousand, or 19.81 percent compared to the same period year ago.  Total noninterest income for nine months ended September 30, 2012 decreased $107 thousand, or 1.49 percent, compared to the same year ago period.  The decrease in noninterest income was primarily in other income for three months ended September 30, 2012.  Changes in these items and the other components of noninterest income are discussed in more detail below.

Service Charges on Deposit Accounts.  Service charges on deposit accounts for three months ended September 30, 2012 increased $82 thousand, or 9.82 percent, compared to the same period a year ago.  Service charges on deposit accounts for the nine months ended September 30, 2012 increased $136 thousand, or 5.69 percent compared to the same year ago period.

Mortgage Fee Income.  Mortgage fee income for three months ended September 30, 2012 increased $46 thousand, or 80.70 percent, compared to the same period year ago.   Mortgage fee income for nine months ended September 30, 2012 increased $135 thousand, or 83.85 percent, compared to the same year ago period.  The Company began an initiative during first quarter 2012 to enhance our secondary mortgage lending operations.  This will allow better penetration in the markets that Colony serves and result in increased mortgage fee income.

All Other Noninterest Income.  Other charges, commissions and fees and other income for three months ended September 30, 2012 was $696 thousand compared to $718 thousand in the same year ago period, or a decrease of 3.06 percent.  Other charges, commissions and fees, and other income for nine months ended September 30, 2012 was $2.20 million compared to $2.70 million in the same year ago period, or a decrease of 18.51 percent.  Significant amounts impacting the comparable periods was primarily attributed to premiums on sale of guaranteed loans which decreased to $306 thousand in 2012 compared to $864 thousand in 2011, or a decrease of 64.59 percent.  The decrease was offset by a $151 thousand increase in ATM and debit card fees in 2012 compared to 2011.

Securities Gains.  The Company realized gains from the sale of securities of $1.19 million in three months ended September 30, 2012 compared to $813 thousand in the same year ago period and realized gains from the sale of securities of $2.07 million in nine months ended September 30, 2012 compared to $1.95 million in the same year ago period.

Part I (Continued)
Item 2 (Continued)

Noninterest Expense

The components of noninterest expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011

Salaries and Employee Benefits	$3,833	$3,639	$11,486	$10,778
Occupancy and Equipment	1,000	1,040	2,901	3,084
Other	4,414	3,411	11,248	10,385

Total	$9,247	$8,090	$25,635	$24,247

Total noninterest expense for three months ended September 30, 2012 increased $1.16 million, or 14.30 percent, compared to the same period a year ago. Total noninterest expense for nine months ended September 30, 2012 increased $1.39 million, or 5.72 percent, compared to the same period a year ago.  These items and the changes in the various components of noninterest expense are discussed in more detail below.

Salaries and Employee Benefits.  Salaries and employee benefits expense for three months ended September 30, 2012 increased $194 thousand, or 5.33 percent, compared to the same period a year ago.  Salaries and employee benefits expense for the nine months ended September 30, 2012 increased $708 thousand, or 6.57 percent, compared to the same year ago period.  The increase is primarily attributable to an increase in headcount related to increased “back office” regulatory compliance demands.

Occupancy and Equipment.  Occupancy and equipment expense has remained relatively flat in both periods with a decrease of $40 thousand for three months ended September 30, 2012 compared to the same year ago period and a decrease of $183 thousand for nine months ended September 30, 2012 compared to the same year ago period.

All Other Non-Interest Expense.  All other noninterest expense for three months ended September 30, 2012 increased $1.0 million, or 29.40 percent compared to the same year ago period.  All other noninterest expense for nine months ended September 30, 2012 increased $863 thousand, or 8.31 percent compared to the same year ago period.  Significant amounts impacting the comparable periods was primarily credit related expenses.  Credit-related expenses including writedown and losses on OREO property and repossession and foreclosure expenses increased to $3.81 million in 2012 compared to $2.76 million in 2011, or an increase of 37.93 percent.

Loans

The following table presents the composition of the Company’s loan portfolio as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011

Commercial, Financial and Agricultural	$66,875	$57,408
Real Estate
Construction	60,090	62,076
Mortgage, Farmland	49,478	48,225
Mortgage, Other	508,652	508,919
Consumer	29,585	30,449
Other	11,842	9,244
	726,522	716,321
Unearned Interest and Fees	(162)	(57)
Allowance for Loan Losses	(14,389)	(15,650)

Loans	$711,971	$700,614

Part I (Continued)
Item 2 (Continued)

Overview. Loans totaled $726.5 million at September 30, 2012, up 1.42 percent from December 31, 2011 loans of $716.3 million.  The majority of the Company’s loan portfolio is comprised of the real estate loans-other, real estate construction and commercial, financial and agricultural.  Real estate-other, which is primarily 1-4 family residential properties and nonfarm nonresidential properties, made up 70.01 percent and 71.05 percent of total loans, real estate construction made up 8.27 percent and 8.67 percent, while commercial, financial, and agricultural based loans made up 9.20 percent and 8.01 percent of total loans at September 30, 2012 and December 31, 2011, respectively.

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

Commercial, Financial and Agricultural.  Commercial, financial and agricultural loans at September 30, 2012 increased 16.49 percent from December 31, 2011 to $66.9 million. The Company’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Company’s loan policy guidelines.

Collateral Concentrations.  Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions.  The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk, particularly with the current economic downturn in the real estate market.  At September 30, 2012, approximately 85 percent of the Company’s loan portfolio was concentrated in loans secured by real estate.  A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector.  The downturn of the housing and real estate market that began in 2007 has resulted in an increase of problem loans secured by real estate.  These loans are centered primarily in the Company’s larger MSA markets.  Declining collateral real estate values that secure land development and construction real estate loans in the Company’s larger MSA markets have resulted in high loan loss provisions in 2012.  In addition, a large portion of the Company’s foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions.  Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.

Part I (Continued)
Item 2 (Continued)

Non-Performing Assets and Potential Problem Loans

Non-performing assets and accruing past due loans as of September 30, 2012, December 31, 2011 and September 30, 2011 were as follows:

	September 30, 2012	December 31, 2011	September 30, 2011

Loans Accounted for on Nonaccrual	$34,278	$38,822	$42,148
Loans Accruing Past Due 90 Days or More	5	15	--
Other Real Estate Foreclosed	17,091	20,445	20,662
Securities Accounted for on Nonaccrual	367	426	479
Total Nonperforming Assets	$51,741	$59,708	$63,289

Nonperforming Assets as a Percentage of:
Total Loans and Foreclosed Assets	6.96%	8.10%	8.31%
Total Assets	4.71%	4.99%	5.52%
Supplemental Data:
Trouble Debt Restructured Loans In Compliance with Modified Terms	30,796	29,839	33,029
Trouble Debt Restructured Loans Past Due 30-89 Days	518	611	611
Accruing Past Due Loans:
30-89 Days Past Due	$12,708	$7,161	$11,680
90 or More Days Past Due	5	15	--
Total Accruing Past Due Loans	$12,713	$7,176	$11,680

Non-performing assets include non-accrual loans, loans past due 90 days or more, foreclosed real estate and nonaccrual securities.   Non-performing assets at September 30, 2012 decreased 13.34 percent from December 31, 2011.

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

Historical valuation allowances are calculated from loss factors applied to loans with similar risk characteristics.  The loss factors are based on loss ratios for groups of loans with similar risk characteristics.  The loss ratios are derived from the proportional relationship between actual loan losses and the total population of loans in the risk category.  The historical loss ratios are periodically updated based on actual charge-off experience.  The Company’s groups of similar loans include similarly risk-graded groups of loans not reviewed for individual impairment.  In addition, the Company has also segmented it’s real estate portfolio into thirteen separate categories and captured loan loss experience for each category.  Most of the company’s charge-offs the past two years have been real estate dependent loans and we believe this segmentation provides more accuracy in determining allowance for loan loss adequacy.  During the first quarter of 2012, management refined the Company’s methodology used in estimating the amount of the Allowance for Loan and Lease Losses (ALLL) which is defined in the footnote for Allowance for Loan Losses.  The effect of these changes on the ALLL resulted in a reduction in the ALLL estimate of $3,422.  Management believes the adjustments made will result in a better estimation of losses incurred in the portfolio.

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

The allowance for loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The provision for loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for loan losses decreased $508 thousand from $2.25 million in three months ended September 30, 2011 to $1.74 million in three months ended September 30, 2012.  The provision for loan losses charged to earnings was based upon management’s judgment of the amount necessary to maintain the allowance at an adequate level to absorb losses inherent in the loan portfolio at quarter-end.  The amount each period is dependent upon many factors, including changes in the risk ratings of the loan portfolio, net charge-offs, past due ratios, the value of collateral, and other environmental factors that include portfolio loan quality indicators; portfolio growth and composition of commercial real estate and concentrations; portfolio policies, procedures, underwriting standards, loss recognition, collection and recovery practices; local economic business conditions; and the experience, ability, and depth of lending management and staff.  Of significance to changes in the allowance during the third quarter 2012 was the provision of $1.74 million and net charge-offs of $2.65 million.  Charge-offs largely consisted of three construction and land development loans totaling $1.34 million and one nonfarm property loan totaling $810 thousand.  The remainder of the charge-offs were made up of several small loans, most of which were real estate dependent loans.  The large charge-offs were attributable to significant declines in collateral value based upon current real estate values.  Charge-offs for third quarter 2011 totaled $734 thousand.  Charge-offs largely consisted of one nonfarm property loan totaling $511 thousand.  The remainder of the charge-offs were made up of several small loans, most of which were real estate dependent loans.  All of the large charge-offs were attributable to significant declines in collateral value based upon current real estate values.

Part I (Continued)
Item 2 (Continued)

Provisions continue to be higher than normal primarily due to the elevated risk of residential real estate and land development loans that began during 2007 with the housing and real estate downturn.  Nonperforming assets as a percentage of total loans and foreclosed assets decreased to 6.96 percent at September 30, 2012 compared to 8.10 percent at December 31, 2011 and 8.31 percent at September 30, 2011.  Total nonperforming assets at September 30, 2012 were $51.7 million, of which $29.9 million were construction, land development and other land loans; $6.3 million were 1-4 family residential properties; $0.6 million were multifamily residential properties; $11.4 million were nonfarm nonresidential properties; $2.5 million were farmland properties; and the remainder of nonperforming assets totaling $1.0 million were commercial and consumer loans.  All of the classified loans greater than $50 thousand, including the nonperforming loans, are reviewed throughout the quarter for impairment review.  Total nonperforming assets at December 31, 2011 were $59.7 million, of which $35.5 million were construction, land development and other land loans; $4.6 million were 1-4 family residential properties; $0.7 million were multifamily residential properties; $15.3 million were nonfarm nonresidential properties; $0.7 million were farmland properties; and the remainder of nonperforming assets totaling $2.9 million were commercial and consumer loans.  Total nonperforming assets at September 30, 2011 were $63.3 million, of which $40.2 million were construction, land development and other land loans; $1.0 million were farmland; $5.7 million were 1-4 family residential properties; $0.8 million were multifamily residential properties; $13.2 million were nonfarm nonresidential properties; and the remainder of nonperforming assets totaling $2.4 million were commercial and consumer loans.  The allowance for loan losses of $14.39 million at September 30, 2012 was 1.98 percent of total loans which compares to $15.6 million at December 31, 2011, or 2.18 percent of total loans and to $16.91 million at September 30, 2011, or 2.28 percent.  Unusually high levels of loan loss provision have been required as Company management addresses asset quality deterioration.  While the nonperforming loans as a percentage of total loans was 4.72 percent, 5.42 percent, 5.69 percent, respectively as of September 30, 2012, December 31, 2011 and September 30, 2011, the Company’s allowance for loan losses as a percentage of nonperforming loans was 41.97 percent, 40.29 percent, 40.12 percent, respectively as of September 30, 2012, December 31, 2011 and September 30, 2011.  We continue to identify new problem loans, though at a slower pace than in previous quarters.

While the allowance for loan losses decreased from $15.65 million, or 2.18 percent of total loans at December 31, 2011 to $14.39 million, or 1.98 percent of total loans at September 30, 2012, the Company also reflected a decrease in nonperforming loans from $38.84 million at December 31, 2011 to $34.28 million at September 30, 2012 and a decrease in special mention and substandard loans from $104.38 million at December 31, 2011 to $93.70 million at September 30, 2012.  The allowance for loan losses is inherently judgmental, nevertheless the Company’s methodology is consistently applied based on standards for current accounting by creditors for impairment of a loan and allowance allocations determined in accordance with accounting for contingencies.  Loans individually selected for impairment review consist of all loans classified substandard that are $50 thousand and over.  The remaining portfolio is analyzed based on historical loss data.  Loans selected for individual review where no individual impairment amount is identified do not receive any contribution to the allowance for loan losses based on historical data.  Historical loss rates are updated annually to provide the annual loss rate which is applied to the appropriate portfolio grades.  In addition, the Company has also segmented its real estate portfolio into thirteen separate categories and captured loan loss experience for each category.  Most of the company’s charge-offs the past two years have been real estate dependent loans and we believe this segmentation provides more accuracy in determining allowance for loan loss adequacy.  In addition, environmental factors as discussed earlier are evaluated for any adjustments needed to the allowance for loan losses determination produced by individual loan impairment analysis and remaining portfolio segmentation analysis.  The allowance for loan losses determination is based on reviews throughout the year and an environmental analysis at year end.

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

Net charge-offs in three months ended September 30, 2012 increased $1.91 million compared to the same period a year ago.  Net charge-offs of 0.36 percent for third quarter 2012 annualizes to 1.44 percent.  Net charge-offs were fairly consistent during 2007, 2006 and 2005; however, the net charge-offs increased significantly beginning in 2008 primarily from the write-down of nonperforming credits to appraised values.  We anticipate an elevated amount of charge-offs in 2012 as problem credits run through the collection process to resolution.

Part I (Continued)
Item 2 (Continued)

The allowance for loan losses is $904 thousand less than the prior quarter end, after factoring in net-charge offs, additional provisions, and the normal determination for an adequate funding level, management believes the level of the allowance for loan losses was adequate as of September 30, 2012.  Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

The allowance for loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio.  The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio.  The provision for loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors.  The provision for loan losses decreased $373 thousand from $6.00 million in nine months ended September 30, 2011 to $5.63 million in nine months ended September 30, 2012.  Of significance to changes in the allowance for loan losses during 2012 was net charge-offs of $6.89 million.  Charge-offs largely consisted of four construction and land development loans totaling $1.58 million and five nonfarm nonresidential loans totaling $3.81 million.  The remainder of the charge-offs were made up of several small loans most of which were real estate dependent loans.  All of the large charge-offs were attributable to significant declines in collateral value based upon current real estate values.

Net charge-offs in nine months ended September 30, 2012 decreased $10.48 million compared to the same period a year ago.  Net charge-offs of 0.95 percent for 2012 annualizes to 1.27 percent.  We do not expect actual net charge-offs for 2012 to reach that annualized level.  Net charge-offs were fairly consistent during 2007, 2006 and 2005; however, the net charge-offs increased significantly beginning in 2008 primarily from the write-down of non-performing credits to appraised values.  We anticipate an elevated amount of charge-offs in 2012 as problem credits run through the collection process to resolution.

Management believes the level of the allowance for loan losses was adequate as of September 30, 2012.  Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the nine month periods ended September 30, 2012 and September 30, 2011.

	September 30, 2012		September 30, 2011
	Average	Average	Average	Average
($ in thousands)	Amount	Rate	Amount	Rate

Noninterest-Bearing Demand Deposits	$98,291		$94,606
Interest-Bearing Demand and Savings Deposits	326,512	0.39%	269,258	0.46%
Time Deposits	548,867	1.43%	648,656	1.91%

Total Deposits	$973,670	0.94%	$1,012,520	1.35%

Average deposits decreased $38.85 million to $973.67 million at September 30, 2012 from $1.01 billion at September 30, 2011.  The decrease included a decrease of $99.79 million, or 15.38 percent, related to time deposits.  Accordingly the ratio of average noninterest-bearing deposits to total average deposits was 10.09 percent for nine months ended September 30, 2012 compared to 9.34 percent for nine months ended September 30, 2011.  The general decrease in market rates, had the effect of (i) decreasing the average cost of total deposits by 41 basis points in nine months ended September 30, 2012 compared to the same period a year ago; and (ii) mitigating a portion of the impact of decreasing yields on earning assets.

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

Loan Commitments. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for possible loan losses. Loan commitments outstanding at September 30, 2012 are included in the table in Footnote 11.

Capital and Liquidity

At September 30, 2012, stockholders’ equity totaled $96.4 million compared to $96.6 million at December 31, 2011. In addition to net income of $2.07 million, other significant changes in stockholders’ equity during nine months ended September 30, 2012 included $1.07 million of preferred stock dividends declared.  The accumulated other comprehensive income (loss) component of stockholders’ equity totaled $663 thousand at September 30, 2012 compared to $1.9 million at December 31, 2011. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale. Under regulatory requirements, the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios.  Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. Tier 1 capital consists of common stock and qualifying preferred stockholders’ equity less goodwill.  Tier 2 capital consists of certain convertible, subordinated and other qualifying debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets.  The Company has no Tier 2 capital other than the allowance for loan losses and gain on marketable equity securities.

Using the capital requirements presently in effect, the Tier 1 ratio as of September 30, 2012 was 15.39 percent and total Tier 1 and 2 risk-based capital was 16.65 percent.  Both of these measures compare favorably with the regulatory minimum to be adequately capitalized of 4 percent for Tier 1 and 8 percent for total risk-based capital.  The Company’s Tier 1 leverage ratio as of September 30, 2012 was 10.07 percent, which exceeds the required ratio standard of 4 percent.

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

The investment portfolio provides a ready means to raise cash if liquidity needs arise.  As of September 30, 2012, the Company held $242.1 million in bonds (excluding FHLB stock), at current market value in the available for sale portfolio.  At December 31, 2011, the available for sale bond portfolio totaled $303.9 million.  Only marketable investment grade bonds are purchased.  Although most of the banks’ bond portfolios are encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for a sale if required to meet liquidity needs.

Part I (Continued)
Item 2 (Continued)

Management continually monitors the relationship of loans to deposits as it primarily determines the Company’s liquidity posture.  Colony had ratios of loans to deposits of 77.2 percent as of September 30, 2012 and 71.6 percent at December 31, 2011.  Management employs alternative funding sources when deposit balances will not meet loan demands.  The ratios of loans to all funding sources (excluding Subordinated Debentures) at September 30, 2012 and December 31, 2011 were 74.8 percent and 66.9 percent, respectively.  Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources.  The stability of the banks’ core deposit base is an important factor in Colony’s liquidity position.  A heavy percentage of the deposit base is comprised of accounts of individuals and small business with comprehensive banking relationships and limited volatility.  At September 30, 2012 and December 31, 2011, Colony had $224.0 million and $248.0 million in certificates of deposit of $100,000 or more.  These larger deposits represented 23.8 percent and 24.8 percent of respective total deposits.  Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed.  Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

As of September 30, 2012, the Company had $30.2 million, or 3.21 percent of total deposits, in brokered certificates of deposit attracted by external third parties.  Additionally, Colony uses external wholesale or Internet services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed.  As of September 30, 2012, the Company had $36.0 million, or 3.83 percent of total deposits in internet deposits.

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

The Bank has also agreed to have and maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as follows:  Tier 1 capital to total average assets of 8% and total risk-based capital to total risk-weighted assets of 10%.  At September 30, 2012, the Bank’s capital ratios were 10.09% and 16.68%, respectively.

Recently Issued Accounting Pronouncements

See Note 1 – Summary of Significant Accounting Policies, under the section headed Changes in Accounting Principles and Effects of New Accounting Pronouncements included in the Notes to Consolidated Financial Statements.

Return on Assets and Stockholders’ Equity

The following table presents selected financial ratios for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011

Return on Average Assets (1)	0.15%	0.07%	0.12%	0.12%

Return on Average Total Equity (1)	1.69%	0.87%	1.38%	1.56%

Average Total Equity to Average Assets	8.73%	8.17%	8.44%	7.70%

(1) Computed using annualized net income available to common shareholders.

Part I (Continued)
Item 3

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

AVERAGE BALANCE SHEETS	Nine Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2011
	Average	Income/	Yields/	Average	Income/	Yields/
($ in thousands)	Balances	Expense	Rates	Balances	Expense	Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Interest and fees
Taxable (1)	$715,722	$31,452	5.86%	$773,615	$33,719	5.81%
Investment Securities
Taxable	293,960	4,278	1.94%	299,362	5,486	2.44%
Tax-Exempt (2)	3,519	124	4.70%	3,166	122	5.14%
Total Investment Securities	297,479	4,402	1.97%	302,528	5,608	2.47%
Interest-Bearing Deposits	17,467	34	0.26%	19,509	37	0.25%
Federal Funds Sold	38,098	72	0.25%	46,802	91	0.26%
Interest-Bearing Other Assets	4,624	55	1.59%	5,880	36	0.82%
Total Interest-Earning Assets	1,073,390	$36,015	4.47%	1,148,334	$39,491	4.59%
Non-interest-Earning Assets
Cash and Cash Equivalents	18,139			19,195
Allowance for Loan Losses	(16,096)			(21,712)
Other Assets	71,986			74,535
Total Noninterest-Earning Assets	74,029			72,018
Total Assets	$1,147,419			$1,220,352
Liabilities and Stockholders' Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$326,512	$946	0.39%	$269,258	$934	0.46%
Other Time	548,867	5,887	1.43%	648,656	9,294	1.91%
Total Interest-Bearing Deposits	875,379	6,833	1.04%	917,914	10,228	1.49%
Other Interest-Bearing Liabilities
Other Borrowed Money	47,575	1,462	4.10%	71,962	2,269	4.20%
Subordinated Debentures	24,229	420	2.31%	24,229	377	2.07%
Federal Funds Purchased and Repurchase Agreements	--	--	--	13,171	338	3.42%
Total Other Interest-Bearing Liabilities	71,804	1,882	3.49%	109,362	2,984	3.64%
Total Interest-Bearing Liabilities	947,183	$8,715	1.23%	1,027,276	$13,212	1.71%
Noninterest-Bearing Liabilities and Stockholders' Equity
Demand Deposits	98,291			94,606
Other Liabilities	5,084			4,476
Stockholders' Equity	96,861			93,994
Total Noninterest-Bearing Liabilities and Stockholders' Equity	200,236			193,076
Total Liabilities and Stockholders' Equity	$1,147,419			$1,220,352

Interest Rate Spread			3.24%			2.88%
Net Interest Income		$27,300			$26,279
Net Interest Margin			3.39%			3.05%

(1)
The average balance of loans includes the average balance of nonaccrual loans.  Income on such loans is recognized and recorded on the cash basis.  Taxable equivalent adjustments totaling $61 and $96 for nine month periods ended September 30, 2012 and 2011, respectively, are included in tax-exempt interest on loans.

(2)
Taxable-equivalent adjustments totaling $42 and $41 for nine month periods ended September 30, 2012 and 2011, respectively, are included in tax-exempt interest on investment securities.  The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

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

During the quarter ended September 30, 2012, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101.DEF XBRL Definition Linkbase Document

101.LAB XBRL Label Linkbase Document

101.PRE XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Colony Bankcorp, Inc.

/s/ Edward P. Loomis, Jr.
Date:	November 5, 2012	Edward P. Loomis, Jr.,
President and Chief Executive Officer

/s/ Terry L. Hester
Date:	November 5, 2012	Terry L. Hester,
Executive Vice President and Chief Financial Officer