Form 10-K
period 2012-12-31
COLONY BANKCORP INC
filed 2013-03-12
CIK 711669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Fee Required)
For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):   Yes ☐   No  ☒

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of June 30, 2012:  $28,778,233 based on stock price of $4.73.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:  8,439,258 shares of $1.00 par value common stock as of March 12, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Annual Report are incorporated by reference from the Registrant’s definitive Proxy Statement for the 2012 annual meeting of shareholders to be filed with Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	Local and regional economic conditions and the impact they may have on the Company and its customers and the Company’s assessment of that impact.

●	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.

●	The effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board.

●	Inflation, interest rate, market and monetary fluctuations.

●	Political instability.

●	Acts of war or terrorism.

●	The timely development and acceptance of new products and services and perceived overall value of these products and services by users.

●	Changes in consumer spending, borrowings and savings habits.

●	Technological changes.

●	Acquisitions and integration of acquired businesses.

●	The ability to increase market share and control expenses.

Forward-Looking Statements and Factors that Could Affect Future Results (Continued)

●	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiary must comply.

●	The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters.

●	Changes in the Company’s organization, compensation and benefit plans.

•	The costs and effects of litigation and of unexpected or adverse outcomes in such litigation.

●	Greater than expected costs or difficulties related to the integration of new lines of business.

●	The Company’s success at managing the risks involved in the foregoing items.

●	Restrictions or conditions imposed by our regulators on our operations, including the terms of our memorandum of understanding.

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

Part I
Item 1

Business

COLONY BANKCORP, INC.

General

Colony Bankcorp, Inc. (the “Company” or “Colony”) is a Georgia business corporation which was incorporated on November 8, 1982. The Company was organized for the purpose of operating as a bank holding company under the Federal Bank Holding Company Act of 1956, as amended, and the bank holding company laws of Georgia (Georgia Laws 1976, p. 168, et. seq.). On July 22, 1983, the Company, after obtaining the requisite regulatory approvals, acquired 100 percent of the issued and outstanding common stock of Colony Bank (formerly Colony Bank of Fitzgerald and The Bank of Fitzgerald), Fitzgerald, Georgia, through the merger of the Bank with a subsidiary of the Company which was created for the purpose of organizing the Bank into a one-bank holding company.  Since that time, Colony Bank has operated as a wholly-owned subsidiary of the Company.  Our business is conducted primarily through our wholly-owned subsidiary, which provides a broad range of banking services to its retail and commercial customers.  The company headquarters are located at 115 South Grant Street, Fitzgerald, Georgia 31750, its telephone number is 229-426-6000 and its Internet address is http://www.colonybank.com.  We operate twenty-eight domestic banking offices and one corporate operations office and, at December 31, 2012, we had approximately $1.14 billion in total assets, $734.08 million in total loans, $979.68 million in total deposits and $95.76 million in stockholder’s equity.  Deposits are insured, up to applicable limits, by the Federal Deposit Insurance Corporation.

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

Colony Bank - Banking Services

Our principal subsidiary is the Bank.  The Bank, headquartered in Fitzgerald, Georgia, offers traditional banking products and services to commercial and consumer customers in our markets.  Our product line includes, among other things, loans to small and medium-sized businesses, residential and commercial construction and land development loans, commercial real estate loans, commercial loans, agri-business and production loans, residential mortgage loans, home equity loans, consumer loans and a variety of demand, savings and time deposit products.  We also offer internet banking services, electronic bill payment services, safe deposit box rentals, telephone banking, credit and debit card services, remote depository products and access to a network of ATMs to our customers.  Colony Bank conducts a general full service commercial, consumer and mortgage banking business through twenty-nine offices located in central, south and coastal Georgia cities of Fitzgerald, Warner Robins, Centerville, Ashburn, Leesburg, Cordele, Albany, Thomaston, Columbus, Sylvester, Tifton, Moultrie, Douglas, Broxton, Savannah, Eastman, Chester, Soperton, Rochelle, Pitts, Quitman and Valdosta, Georgia.

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

On March 2, 2000, Colony Bank Ashburn purchased the capital stock of Colony Mortgage Corp (formerly Georgia First Mortgage Company) in a business combination accounted for as a purchase.  The purchase price of $346,725 was the fair value of the net assets of Georgia First Mortgage Company at the date of purchase.  Colony Mortgage Corp is primarily engaged in residential real estate mortgage lending in the state of Georgia. Colony Mortgage Corp operated as a subsidiary of Colony Bank effective with the August 1, 2008 merger until October 1, 2012 when the corporation was dissolved.

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

Part I (Continued)
Item 1 (Continued)

Markets and Competition

The banking industry in general is highly competitive.  Our market areas of central, south and coastal Georgia have experienced good economic and population growth the past several years, however the current downturn in the housing and real estate market that began in late 2007 along with recessionary fears has proven to be quite challenging - not only for Colony but the entire banking industry.  In our markets, we face competitive pressures in attracting deposits and making loans from larger regional banks and smaller community banks, thrift institutions, credit unions, consumer finance companies, mortgage bankers, brokerage firms and insurance companies.  The principal factors in competing for deposits and loans include interest rates, fee structures, range of products and services offered and convenience of office and ATM locations.  The banking industry is also experiencing increased competition for deposits from less traditional sources such as money market and mutual funds.  In addition, intense market demands, economic concerns, volatile interest rates and customer awareness of product and services have forced banks to be more competitive - often resulting in margin compression and a decrease in operating efficiency.

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

Employees

On December 31, 2012, the Company had a total of 308 full-time and 19 part-time employees.  We consider our relationship with our employees to be satisfactory.

The Company has a noncontributory profit-sharing plan covering all employees subject to certain minimum age and service requirements.  No Company contributions were made in 2012 due to performance.  In addition, the Company maintains a comprehensive employee benefit program providing, among other benefits, hospitalization, major medical, life insurance and disability insurance.  Management considers these benefits to be competitive with those offered by other financial institutions in our market area.  Colony’s employees are not represented by any collective bargaining group.

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

Activity Limitations

The BHCA requires prior Federal Reserve approval for, among other things:

●	the acquisition by a bank holding company of direct or indirect ownership or control of more than 5 percent of the voting shares or substantially all of the assets of any bank, or

●	a merger or consolidation of a bank holding company with another bank holding company.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) has added additional guidance regarding the source of strength doctrine and has directed the regulatory agencies to promulgate new regulations to increase the capital requirements for bank holding companies to a level that matches those of banking institutions.

Part I (Continued)
Item 1 (Continued)

Sale of TARP Securities

On January 9, 2009, the Company, pursuant to the TARP CPP, issued and sold to the Treasury, for an aggregate cash purchase price of $28 million, (i) 28,000 shares (the “Preferred Shares”) of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, and (ii) a ten-year warrant (the “Warrant”) to purchase up to 500,000 shares of our common stock, par value $1.00 per share, at an exercise price of $8.40 per share.  On January 29, 2013, the Company’s 28,000 shares of Cumulative Perpetual Preferred Stock, Series A (the Preferred Stock) was sold by the Treasury to the public through a modified dutch auction. This auction is part of the Treasury’s ongoing efforts to wind down its remaining TARP bank investments. The sale of the Preferred Stock to new investors did not result in any accounting entries and does not change the Company’s capital position. The Treasury continues to hold the Warrant for 500,000 shares of common stock; however, the Company has notified the Treasury of its intentions to repurchase the warrant, although no price for the repurchase has been set.

Cumulative dividends on the Preferred Shares will continue to accrue at a rate of 5 percent per annum for the first five years from initial issuance and at a rate of 9 percent per annum thereafter. The Preferred Stock continues to have no maturity date and ranks senior to the Company’s Common Stock. The Preferred Stock continues to be redeemable at the option of the Company at 100 percent of their liquidation preference, plus any accrued and unpaid dividends.

The Dodd-Frank Act

The Dodd-Frank Act, which was enacted on July 21, 2010, significantly changed the current bank regulatory structure and affected the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository institutions, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. In addition, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued before May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months. These new leverage and capital requirements must take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau, which has been delegated broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10.0 billion in assets. Banks and savings institutions with $10.0 billion or less in assets will be examined by their applicable bank regulators. The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives the state attorneys general the ability to enforce applicable federal consumer protection laws.

Part I (Continued)
Item 1 (Continued)

The Dodd-Frank Act (Continued)

The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a nonbinding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate and solicit votes for their own candidates using a company’s proxy materials. The legislation also directed the Federal Reserve Board to promulgate rules prohibiting excessive incentive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

The Dodd-Frank Act contains a wide variety of provisions (many of which are not yet effective) affecting the regulation of depository institutions in addition to those stated above. Those include restrictions related to mortgage originations, risk retention requirements as to securitized loans and the Consumer Financial Protection Bureau. The full effect of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material effect on the Company’s and the Bank’s operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations.

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

●
Incentive compensation arrangements should provide employees incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose the organization to imprudent risk;

●	Incentive compensation arrangements should be compatible with effective controls and risk management; and

●	Incentive compensation arrangements should be supported by strong corporate governance, including active and effective oversight by the board of directors.

Tying

Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extending credit, to other services or products offered by the holding company or its affiliates, such as deposit products.

Part I (Continued)
Item 1 (Continued)

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

BUSINESS
Recent Developments

On October 21, 2010, the Board of Directors of the Company’s subsidiary bank, Colony Bank (the “Bank”), received notification from its primary regulators, the Georgia Department of Banking and Finance (“the Georgia Department”) and the FDIC that the Bank’s latest examination results require a program of corrective action as outlined in a proposed Memorandum of Understanding (“MOU”).  An MOU is characterized by the supervising authorities as an informal action that is neither published nor made publically available by the supervising authorities and is used when circumstances do not warrant formal supervisory action.  An MOU is not a “written agreement” for purposes of Section 8 of the Federal Deposit Insurance Act.  The Board of Directors entered into the MOU at its regularly scheduled monthly meeting on November 16, 2010 with the effective date of the MOU being November 23, 2010.  At December 31, 2012, the Bank is in compliance with terms of the MOU.

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

The Bank has also agreed to have and maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as follows:  Tier 1 capital to total average assets of 8 percent and total risk-based capital to total risk-weighted assets of 10 percent.  At December 31, 2012, the Bank’s capital ratios were 10.31 percent and 16.61 percent, respectively.

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

Dividends

The Company is a legal entity separate and distinct from the Bank.  The principal source of the Company’s cash flow, including cash flow to pay dividends to its stockholders, is dividends that the Bank pays to it.  Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Company as well as to the Company’s payment of dividends to its stockholders.  Pursuant to MOU entered into with the Georgia Department and the FDIC, the Bank is required to obtain approval from these regulators before any cash dividends can be paid.  Currently, the Company is likewise unable to declare or pay any cash dividend to its shareholders or to pay interest on its junior subordinated debentures without first obtaining prior written consent from the applicable regulators.

As of December 31, 2012, the Company has obtained approval from its regulators to declare and pay scheduled dividend payments on its equity securities and interest on its junior subordinated debentures in each instance where it has sought such approval, except for the requests to pay (i) the dividend payment on the TARP preferred stock due on February 15, 2012 and (ii) the interest payments on its four series of junior subordinated debentures due on March 19, 2012, March 30, 2012, April 2, 2012 and April 30, 2012, respectively, all of which were denied by the regulators because of a lack of funds at the Company to make such payments. Since such time, the Company has not sought, and for the foreseeable future does not expect to seek, regulatory approval to pay a dividend on the Securities or interest on its junior subordinated debentures because it does not reasonably believe that such approval would be granted by the regulators.

Part I (Continued)
Item 1 (Continued)

As of December 31, 2012, the Bank has twice sought regulatory approval to declare and pay a cash dividend to the Company. On one occasion, in the first quarter of 2012, the Bank’s request was denied. On the second occasion, in the fourth quarter of 2012, the Bank’s request was approved. The Bank will therefore declare and pay a cash dividend to the Company in the first quarter of 2013. Such regulatory approval provided that the Company may not use the dividend proceeds to pay dividends on its equity securities or to make interest payments on its junior subordinated debentures.

The Company expects that it will use the dividend proceeds for general corporate purposes. The Bank expects to request regulatory approval to pay dividends to the Company in the future, but cannot give any assurances that such future requests will receive approval or whether such approvals will contain similar restrictions that the proceeds therefrom may not be used to pay dividends on the Company’s equity securities or interest on its junior subordinated debentures.

Furthermore, while the Company is deferring interest payments on its junior subordinated debentures, the Company may not declare or pay any dividends on any of its capital stock. For the foreseeable future after December 31, 2012, the Company expects to be unable to declare and pay any scheduled interest payments on its junior subordinated debentures.

The Company has not paid scheduled dividend payments on the TARP preferred stock since the payment due on November 15, 2011, and for the foreseeable future reasonably expects to be unable to declare and pay any scheduled dividend payments on the TARP preferred stock.

A variety of federal and state laws and regulations affect the ability of the Bank and the Company to pay dividends.  A depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized.  The federal banking agencies may prevent the payment of a dividend if they determine that the payment would be an unsafe and unsound banking practice.  Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.  In addition, regulations promulgated by the Georgia Department limit the Bank’s payment of dividends.

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

●
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

●
“adequately capitalized” if it has a Total Capital ratio of 8 percent or greater, a Tier 1 Capital ratio of 4 percent or greater, and a leverage ratio of 4 percent or greater - or 3 percent in certain circumstances - and is not well capitalized;

●	“undercapitalized” if it has a Total Capital ratio of less that 8 percent, a Tier 1 Capital ratio of less that 4 percent - or 3 percent in certain circumstances;

●	“significantly undercapitalized” if it has a Total Capital ratio of less than 6 percent or a Tier 1 Capital ratio of less than 3 percent, or a leverage ratio of less than 3 percent; or

●	“critically undercapitalized” if its tangible equity is equal to or less than 2 percent of average quarterly assets.

Part I (Continued)
Item 1 (Continued)

Capital Regulations (Continued)

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

Part I (Continued)
Item 1 (Continued)

At December 31, 2012, the Company exceeded the minimum Tier 1, risk-based and leverage ratios and qualified as “well capitalized” under current Federal Reserve Board criteria.  The following table sets forth certain capital information for the Company as of December 31, 2012.  As of December 31, 2012, Colony had Tier 1 Capital and Total Capital of approximately 15.22 percent and 16.47 percent, respectively, of risk-weighted assets.  As of December 31, 2012, Colony had a leverage ratio of Tier 1 Capital to total average assets of approximately 10.22 percent.

	December 31, 2012
	Amount	Percent

Leverage Ratio
Actual	$113,283	10.22%
Well-Capitalized Requirement	55,428	5.00
Minimum Required (1)(2)	44,343	4.00
Risk Based Capital:
Tier 1 Capital
Actual	113,283	15.22
Well-Capitalized Requirement	44,661	6.00
Minimum Required (1)	29,774	4.00
Total Capital
Actual	122,630	16.47
Well-Capitalized Requirement	74,436	10.00
Minimum Required (1)(2)	59,548	8.00

(1)
Represents the minimum requirement.  Institutions that are contemplating acquisitions or anticipating or experiencing significant growth may be required to maintain a substantially higher leverage ratio.

(2)
As discussed in Note 21 of the consolidated financial statements as of December 31, 2012, the Bank has agreed to have and maintain a minimum Tier 1 Capital to average assets ratio of 8 percent and a minimum Total Capital to risk-weighted assets ratio of 10 percent as a result of the Bank’s Memorandum of Understanding (MOU).  Refer to Note 21.

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

On August 30, 2012, the federal banking agencies issued proposed rules that would implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules-text released in December 2010, and loss-absorbency rules issued in January 2011, which include significant changes to bank capital, leverage, and liquidity requirements. The proposed rules are subject to a comment period which ended on October 22, 2012.

Part I (Continued)
Item 1 (Continued)

The proposed rules include new risk-based capital and leverage ratios, which would be phased in from 2013 to 2019, and would revise the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to the Company and the Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

Recent depository institutional failures have resulted in a decline in the targeted amount of funds in the DIF mandated by law. In 2009, the FDIC undertook several measures in an effort to replenish the DIF. It imposed a 5 basis point emergency assessment on insured depository institutions that was paid on September 30, 2009.  In the fourth quarter of 2009, the FDIC adopted a rule that, in lieu of any further special assessment in 2009, required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  The prepaid assessments were to be applied against future quarterly assessments until the prepaid assessment is exhausted or the balance is returned, whichever occurs first.  This assessment totaled $6.3 million for the Bank.  At December 31, 2012, the remainder of the prepaid assessment available to be applied toward future assessments totaled $1.36 million and is included in Other Assets on the Company’s consolidated balance sheet.

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

Part I (Continued)
Item 1 (Continued)

FDIC Insurance Assessments (Continued)

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

Current CRA regulations rate institutions based on their actual performance in meeting community credit needs. The Bank received a “satisfactory” rating on its most recent examination in 2012.

Consumer Regulations

Interest and other charges collected or contracted for by the Bank is subject to state usury laws and certain federal laws concerning interest rates.  The Bank’s loan operations are also subject to federal laws and regulations applicable to credit transactions, such as those:

●	Governing disclosures of credit terms to consumer borrowers;

●
Requiring financial institutions provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

●	Prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

●	Governing the use and provision of information to credit reporting agencies; and

●	Governing the manner in which consumer debts may be collected by collection agencies.

The deposit operations of the Bank is also subject to laws and regulations that:

●	Impose a duty to maintain the confidentiality of consumer financial records and prescribe procedures for complying with administrative subpoenas of financial records; and

●	Govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

Part I (Continued)

Item 1A

Risk Factors

Not Applicable.

Item 1B

Unresolved Staff Comments

Not Applicable.

Item 2

Properties

The principal properties of the Registrant consist of the properties of the Bank.  The Bank owns all of the banking offices occupied except two offices in Tifton, one office in Valdosta, and one office in Douglas which are leased.  In addition, the Company owns the corporate offices located in Fitzgerald, Georgia.

Item 3

Legal Proceedings

The Company and its subsidiary may become parties to various legal proceedings arising from the normal course of business.  As of December 31, 2012, there are no material pending legal proceedings to which Colony or its subsidiary are a party or of which any of its property is the subject.

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

Year Ended December 31, 2012	High	Low	Close

Fourth Quarter	$4.50	$3.42	$3.60
Third Quarter	5.48	3.22	3.68
Second Quarter	8.06	3.70	4.73
First Quarter	5.83	1.90	3.75

Year Ended December 31, 2011

Fourth Quarter	2.79	1.99	2.24
Third Quarter	3.48	2.40	2.63
Second Quarter	4.24	2.72	2.87
First Quarter	4.50	4.01	4.15

No cash dividends were paid on its common stock in 2011 or 2012.  The Company’s board of directors suspended the payment of dividends in the third quarter of 2009.  For a description of the restrictions and limitations on the Company’s ability to pay dividends, please see “Dividends” on Page 18.

As of December 31, 2012, the Company had approximately 1,960 common stockholders of record.  At December 31, 2012, the U.S. Treasury held all 28,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A.

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

Issuer Purchase of Equity Securities

The Company purchased no shares of the Company’s common stock during the quarter ended December 31, 2012.

Part II (Continued)
Item 6

Selected Financial Data

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in Thousands, except per share data)
Selected Balance Sheet Data
Total Assets	$1,139,397	$1,195,376	$1,275,658	$1,307,089	$1,252,782
Total Loans, Net of Unearned Interest and Fees	746,816	716,264	813,189	931,252	960,857
Total Deposits	979,685	999,985	1,059,124	1,057,586	1,006,991
Investment Securities	268,342	303,937	303,886	267,300	207,704
Federal Home Loan Bank Stock	3,364	5,398	6,064	6,345	6,272
Stockholders’ Equity	95,759	96,613	92,959	89,275	83,215
Selected Income Statement Data
Interest Income	47,289	51,793	58,738	65,847	75,297
Interest Expense	11,016	16,806	21,523	26,281	37,922

Net Interest Income	36,273	34,987	37,215	39,566	37,375
Provision for Loan Losses	6,785	8,250	13,350	43,445	12,938
Other Income	9,733	9,951	10,006	9,544	9,005
Other Expense	35,379	33,051	33,856	34,844	30,856

Income (Loss) Before Tax	3,842	3,637	15	(29,179)	2,586
Income Tax Expense (Benefit)	1,201	1,104	(459)	(9,995)	557

Net Income (Loss)	2,641	2,533	474	(19,184)	2,029
Preferred Stock Dividends	1,435	1,400	1,400	1,365	-

Net Income (Loss) Available to Common Stockholders	$1,206	$1,133	$(926)	$(20,549)	$2,029

Weighted Average Common Shares Outstanding	8,439	8,439	8,149	7,213	7,199
Shares Outstanding	8,439	8,439	8,443	7,229	7,212
Intangible Assets	$224	$259	$295	$331	$2,779
Dividends Declared	-	-	-	1,057	2,814
Average Assets	1,139,814	1,205,891	1,269,607	1,286,418	1,204,846
Average Stockholders’ Equity	96,541	94,737	94,452	105,655	84,372
Net Charge-Offs	9,698	20,880	16,471	29,060	11,435
Reserve for Loan Losses	12,737	15,650	28,280	31,401	17,016
OREO	15,941	20,445	20,208	19,705	12,812
Nonperforming Loans	29,855	38,837	28,921	33,566	35,374
Nonperforming Assets	46,162	59,708	49,262	53,403	48,186
Average Interest-Earning Assets	1,066,333	1,132,523	1,199,216	1,218,153	1,144,927
Noninterest-Bearing Deposits	123,967	94,269	102,959	84,239	77,497

Part II (Continued)
Item 6 (Continued)

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in Thousands, except per share data)

Per Share Data:
Net Income (Loss) Per Common Share (Diluted)	$0.14	$0.13	$(0.11)	$(2.85)	$0.28
Common Book Value Per Share	8.05	8.17	7.75	8.57	11.54
Tangible Common Book Value Per Share	8.02	8.14	7.72	8.52	11.15
Dividends Per Common Share	0.00	0.00	0.00	0.15	0.39
Profitability Ratios:
Net Income (Loss) to Average Assets	0.11%	0.09%	(0.07)%	(1.60)%	0.17%
Net Income (Loss) to Average Stockholders’ Equity	1.25	1.20	(0.98)	(19.45)	2.40
Net Interest Margin	3.41	3.11	3.12	3.27	3.30
Loan Quality Ratios:
Net Charge-Offs to Total Loans	1.30	2.92	2.03	3.12	1.19
Reserve for Loan Losses to Total Loans and OREO	1.67	2.12	3.39	3.30	1.75
Nonperforming Assets to Total Loans and OREO	6.05	8.10	5.91	5.62	4.95
Reserve for Loan Losses to Nonperforming Loans	42.66	40.30	97.78	93.55	48.10
Reserve for Loan Losses to Total Nonperforming Assets	27.59	26.21	57.41	58.80	35.31
Liquidity Ratios:
Loans to Total Deposits (2)	76.23	71.63	76.78	88.06	95.42
Loans to Average Earning Assets (2)	70.04	63.24	67.81	76.45	83.92
Noninterest-Bearing Deposits to Total Deposits	12.65	9.43	9.72	7.97	7.70
Capital Adequacy Ratios:
Common Stockholders’ Equity to Total Assets	5.96	5.77	5.13	4.74	6.64
Total Stockholders’ Equity to Total Assets	8.40	8.08	7.29	6.83	6.64
Dividend Payout Ratio	0.00	0.00	NM(1)	NM(1)	139.29

(1)	Not meaningful due to net loss recorded.
(2)	Total loans, net of unearned interest and fees.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	Local and regional economic conditions and the impact they may have on the Company and its customers and the Company’s assessment of that impact.

●	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.

●	The effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board.

●	Inflation, interest rate, market and monetary fluctuations.

●	Political instability.

●	Acts of war or terrorism.

●	The timely development and acceptance of new products and services and perceived overall value of these products and services by users.

●	Changes in consumer spending, borrowings and savings habits.

●	Technological changes.

●	Acquisitions and integration of acquired businesses.

●	The ability to increase market share and control expenses.

Part II (Continued)
Item 7 (Continued)

●	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply.

•	The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters.

●	Changes in the Company’s organization, compensation and benefit plans.

●	The costs and effects of litigation and of unexpected or adverse outcomes in such litigation.

●	Greater than expected costs or difficulties related to the integration of new lines of business.

●	The Company’s success at managing the risks involved in the foregoing items.

•	Restrictions or conditions imposed by our regulators on our operations, including the terms of our Memorandum of Understanding.

Forward-looking statements speak only as of the date on which such statements are made.  The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.

The Company

Colony Bankcorp, Inc. (Colony) is a bank holding company headquartered in Fitzgerald, Georgia that provides, through its wholly-owned subsidiary (collectively referred to as the Company), a broad array of products and services throughout central, south and coastal Georgia markets. The Company offers commercial, consumer and mortgage banking services.

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

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of December 31, 2012 and 2011, and results of operations for each of the years in the three-year period ended December 31, 2012. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 34 percent  federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.

Dollar amounts in tables are stated in thousands, except for per share amounts.

Part II (Continued)
Item 7 (Continued)

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense.  Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities.  Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets.  Net income (loss) available to common shareholders totaled $1.21 million, or $0.14 per diluted common share in 2012 compared to $1.13 million, or $0.13 per diluted common share in 2011 compared to $(0.93) million, or $(0.11) diluted per common share in 2010.

Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

	2012	2011	2010

Taxable-Equivalent Net Interest Income	$36,417	$35,178	$37,393
Taxable-Equivalent Adjustment	144	191	178

Net Interest Income	36,273	34,987	37,215
Provision for Loan Losses	6,785	8,250	13,350
Noninterest Income	9,733	9,951	10,007
Noninterest Expense	35,379	33,051	33,857

Income Before Income Taxes	3,842	3,637	15
Income Taxes (Benefits)	1,201	1,104	(459)

Net Income	$2,641	$2,533	$474

Preferred Stock Dividends	1,435	1,400	1,400
Net Income (Loss) Available to
Common Stockholders	$1,206	$1,133	$(926)

Basic per Common Share:
Net Income (Loss)	$0.14	$0.13	$(0.11)
Diluted per Common Share:
Net Income (Loss)	$0.14	$0.13	$(0.11)
Return on Average Assets:
Net Income (Loss)	0.11%	0.09%	(0.07)%
Return on Average Equity:
Net Income (Loss)	1.25%	1.20%	(0.98)%

Part II (Continued)
Item 7 (Continued)

Net income available to common shareholders for 2012 increased $73 thousand, or 6.44 percent, compared to 2011.  The increase was primarily the result of a $1.47 million decrease in provision for loan losses and an increase of $1.29 million in net interest income.  The impact of these items was partly offset by a $218 thousand decrease in noninterest income, an increase of $2.33 million in noninterest expense and an increase of $97 thousand in income tax expense.

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

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 78.84 percent of total revenue during 2012 and 77.86 percent during 2011.

Net interest margin is the taxable-equivalent net interest income as a percentage of average earning assets for the period.  The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Company’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit is currently 3.25 percent and has been for the past four years.  The federal funds rate moved similar to prime rate with interest rates currently at 0.25 percent and has been for the past four years.  We anticipate the Federal Reserve maintaining its current interest rate policy in 2013, which should benefit Colony’s net interest margin.

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

	Changes From			Changes From
	2011 to 2012 (a)			2010 to 2011 (a)
	Volume	Rate	Total	Volume	Rate	Total

Interest Income
Loans, Net-Taxable	$(2,406)	$(133)	$(2,539)	$(6,117)	$(1,149)	$(7,266)

Investment Securities
Taxable	(377)	(1,630)	(2,007)	831	(581)	250
Tax-Exempt	(2)	(14)	(16)	46	(15)	31
Total Investment Securities	(379)	(1,644)	(2,023)	877	(596)	281

Interest-Bearing Deposits in Other Banks	(4)	34	30	(3)	28	25
Federal Funds Sold	(15)	(1)	(16)	15	5	20
Other Interest - Earning Assets	(12)	9	(3)	(3)	11	8
Total Interest Income	(2,816)	(1,735)	(4,551)	(5,231)	(1,701)	(6,932)

Interest Expense
Interest-Bearing Demand and Savings Deposits	253	(227)	26	145	(549)	(404)
Time Deposits	(1,762)	(2,477)	(4,239)	(1,499)	(2,359)	(3,858)
Total Interest Expense On Deposits	(1,509)	(2,704)	(4,213)	(1,354)	(2,908)	(4,262)

Other Interest-Bearing Liabilities
Federal Funds Purchased and Repurchase Agreements	(338)	-	(338)	(449)	385	(64)
Subordinated Debentures	-	46	46	-	(8)	(8)
Other Debt	(1,175)	(110)	(1,285)	(508)	125	(383)

Total Interest Expense	(3,022)	(2,768)	(5,790)	(2,311)	(2,406)	(4,717)
Net Interest Income (Loss)	$206	$1,033	$1,239	$(2,920)	$705	$(2,215)

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

The Company maintains about 16.8 percent of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years.  The liabilities to fund assets are primarily in short term certificates of deposit that mature within one year.  This balance sheet composition allowed the Company to be relatively constant with its net interest margin until 2008.  During 2007, interest rates decreased 100 basis points and this decrease by the Federal Reserve in 2007 followed by 400 basis point decrease in 2008 resulted in significant pressure in net interest margins.  While the Federal Reserve rates have remained unchanged since 2008, we have seen the net interest margin increase to 3.41 percent for 2012 compared to 3.11 percent for 2011 and to 3.12 percent for 2010.  Given the Federal Reserve’s aggressive posture during 2008 that ended the year with a range of 0 - 0.25 percent federal funds target rate and remained the same for all of 2012, we have seen our net interest margin reach a low of 3.23 percent for first quarter 2012 to a high of 3.56 percent for third quarter 2012.

Part II (Continued)
Item 7 (Continued)

Taxable-equivalent net interest income for 2012 increased by $1.24 million, or 3.52 percent, compared to 2011 while taxable-equivalent net interest income for 2011 decreased by $2.21 million, or 5.92 percent, compared to 2010.  The average volume of earning assets during 2012 decreased $66.19 million compared to 2011 while over the same period the net interest margin increased to 3.41 from 3.11 percent.  Improvement in the net interest margin in 2012 was primarily driven by reduction in the cost of funds and maintaining longer term investments.  Similarly, the average volume of earning assets during 2011 decreased $66.69 million compared to 2010 while over the same period the net interest margin decreased to 3.11 from 3.12 percent.  The decline in average earning assets in 2012 affected each category of assets, while the significant decrease was primarily in average loans and investment securities.  Growth in average earning assets during 2011 and 2010 was primarily in fed funds sold and investment securities, while average loans outstanding decreased significantly.  The slight reduction in the net interest margin in 2011 was primarily the result of the decrease in average earning assets and maintenance of a higher liquidity level.

The average volume of loans decreased $41.20 million in 2012 compared to 2011 and decreased $102.12 million in 2011 compared to 2010.  The average yield on loans decreased 1 basis point in 2012 compared to 2011 and decreased 15 basis points in 2011 compared to 2010. The average volume of deposits decreased $31.03 million while other borrowings decreased $37.83 million in 2012 compared to 2011.  The average volume of other borrowings decreased $30.42 million in 2011 compared to 2010 while average deposits decreased $33.54 million in 2011 compared to 2010.  Interest-bearing deposits made up 125.76 percent of the decrease in average deposits in 2012 and 135.02 percent of the decrease in average deposits in 2011. Accordingly, the ratio of average interest-bearing deposits to total average deposits was 89.5 percent in 2012, 90.6 percent in 2011 and 92.1 percent in 2010. This deposit mix, combined with a general decrease in interest rates, had the effect of (i) decreasing the average cost of total deposits by 39 basis points in 2012 compared to 2011 and decreasing the average cost of total deposits by 37 basis points in 2011 compared to 2010, and (ii) mitigating a portion of the impact of decreasing yields on earning assets on the Company’s net interest income.

The Company’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.27 percent in 2012 compared to 2.93 percent in 2011 and 2.94 percent in 2010. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Quantitative and Qualitative Disclosures About Interest Rate Sensitivity included elsewhere in this report.

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $6.79 million in 2012 compared to $8.25 million in 2011 and $13.35 million in 2010.  See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Part II (Continued)
Item 7 (Continued)

Noninterest Income

The components of noninterest income were as follows:

	2012	2011	2010

Service Charges on Deposit Accounts	$3,573	$3,244	$3,597
Other Charges, Commissions and Fees	1,515	1,312	1,140
Other	1,102	1,259	1,335
Mortgage Fee Income	400	265	313
Securities Gains	2,837	2,924	2,617
SBA Premiums	306	947	1,005

	$9,733	$9,951	$10,007

Total noninterest income for 2012 decreased $218 thousand, or 2.19 percent, compared to 2011 while total noninterest income for 2011 decreased $56 thousand, or 0.56 percent, compared to 2010.  The decrease in 2012 noninterest income compared to 2011 was primarily in SBA premiums while the decrease in 2011 noninterest income compared to 2010 was primarily in mortgage fee income, SBA premiums, and service charges on deposit accounts.  Changes in these items and the other components of noninterest income are discussed in more detail below.

Service Charges on Deposit Accounts.  Service charges on deposit accounts for 2012 increased $329 thousand, or 10.14 percent, compared to 2011.  Service charges on deposit accounts for 2011 decreased $353 thousand, or 9.81 percent, compared to 2010.  The increase in 2012 was primarily due to an increase in volume of consumer and business account overdraft fees.

Mortgage Fee Income.  Mortgage fee income for 2012 increased $135 thousand, or 50.94 percent, compared to 2011 while mortgage fee income for 2011 decreased $48 thousand, or 15.34 percent, compared to 2010.  The increase in 2012 was due to increased mortgage loan activity due to an initiative to increase mortgage lending opportunities given the low interest rate environment.  The decrease in 2011 was primarily due to decreased mortgage loan activity with the housing and real estate downturn.

Security Gains.  The Company realized gains from the sale of securities of $2.83 million for 2012 compared to $2.92 million for 2011 and $2.62 million in 2010.

All Other Noninterest Income.  Other charges, commissions and fees, other income and SBA premiums for 2012 decreased $595 thousand, or 16.91 percent, compared to 2011.  The decrease was primarily attributable to the decline in SBA premiums.  In 2011 other charges, commissions and fees, other income and SBA premiums for 2011 increased $38 thousand, or 1.09 percent, compared to 2010. The increase was primarily attributable to increased ATM and bank debit card interchange fees for 2011 compared to 2010.

Part II (Continued)
Item 7 (Continued)

Noninterest Expense

The components of noninterest expense were as follows:

	2012	2011	2010

Salaries and Employee Benefits	$15,565	$14,633	$14,098
Occupancy and Equipment	3,878	3,998	4,422
Other	15,936	14,420	15,337

	$35,379	$33,051	$33,857

Total noninterest expense for 2012 increased $2.33 million, or 7.04 percent compared to 2011 while total noninterest expense decreased $806 thousand, or 2.38 percent compared to 2010.  Growth in noninterest expense in 2012 was primarily in salaries and employee benefits and noninterest expense while the Company had a slight decrease in occupancy and equipment.  Reduction in noninterest expense in 2011 was primarily in occupancy and equipment and other noninterest expense while the Company had a slight increase in salaries and employee benefits.

Salaries and Employee Benefits.  Salaries and employee benefits expense for 2012 increased $932 thousand, or 6.37 percent, compared to 2011.  This increase is primarily attributable to an increase in headcount related to increased regulatory compliance demands.  Salaries and employee benefits expense for 2011 increased $535 thousand, or 3.80 percent, compared to 2010.

Occupancy and Equipment.  Net occupancy expense for 2012 decreased $120 thousand compared to 2011, or a decrease of 3.00 percent.  Net occupancy expense for 2011 decreased $424 thousand compared to 2010, or a decrease of 9.59 percent.  The decrease in occupancy expense in 2011 is primarily due to a reduction in depreciation expense of $351 thousand from 2010.

All Other Noninterest Expense.  All other noninterest expense for 2012 increased $1.52 million, or 10.51 percent.  Significant changes in noninterest expense were:  FDIC insurance assessment fees decreased to $1.50 million for 2012 compared to $1.83 million for 2011, or a decrease of $331 thousand, legal and professional fees decreased to $1.1 million for 2012 in comparison to $1.2 million for 2011, or a decrease of $101 thousand, foreclosed property and repossession expense increased to $5.6 million in 2012 compared to $4.0 million in 2011, or an increase of $1.57 million, and advertising decreased to $423 thousand in 2012 compared to $508 thousand in 2011, or a decrease of $86 thousand.  All other noninterest expense for 2011 decreased $917 thousand, or 5.98 percent.  Significant changes in noninterest expense were:  FDIC insurance assessment fees decreased to $1.83 million for 2011 compared to $1.87 million for 2010, or a decrease of $38 thousand; foreclosed property and repossession expense decreased to $4.0 million for 2011 compared to $4.9 million for 2010, or a decrease of $898 thousand, legal and professional fees decreased to $1.2 million for 2011 in comparison to $1.4 million for 2010, or a decrease of $183 thousand, and advertising decreased to $568 thousand in 2011 compared to $743 thousand, or 4.59 percent.

Part II (Continued)
Item 7 (Continued)

Sources and Uses of Funds

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the assets in which those funds are invested as a percentage of the Company’s average total assets for the period indicated. Average assets totaled $1.14 billion in 2012 compared to 1.21 billion in 2011 and $1.27 billion in 2010.

	2012		2011		2010
Sources of Funds:
Deposits:
Noninterest-Bearing	$101,896	8.9%	$93,903	7.8%	$82,160	6.5%
Interest-Bearing	867,794	76.1	906,816	75.2	952,095	75.0
Federal Funds Purchased and Repurchase Agreements	-	-	9,851	0.8	26,070	2.0
Subordinated Debentures and Other Borrowed Money	67,974	6.0	95,949	8.0	110,149	8.7
Other Noninterest-Bearing Liabilities	5,609	0.5	4,635	0.4	4,681	0.4
Equity Capital	96,541	8.5	94,737	7.8	94,452	7.4

Total	$1,139,814	100.0%	$1,205,891	100.0%	$1,269,607	100.0%

Uses of Funds:
Loans	$706,091	62.0%	$742,482	61.6%	$834,739	65.8%
Investment Securities	284,261	24.9	300,293	24.9	267,015	21.0
Federal Funds Sold	38,877	3.4	44,667	3.7	38,809	3.1
Interest-Bearing Deposits	17,046	1.5	18,715	1.5	21,911	1.7
Other Interest-Earning Assets	4,277	0.4	5,781	0.5	6,297	0.5
Other Noninterest-Earning Assets	89,262	7.8	93,953	7.8	100,836	7.9

Total	$1,139,814	100.0%	$1,205,891	100.0%	$1,269,607	100.0%

Deposits continue to be the Company’s primary source of funding.  Over the comparable periods, the relative mix of deposits continues to be high in interest-bearing deposits.  Interest-bearing deposits totaled 89.5 percent of total average deposits in 2012 compared to 90.62 percent in 2011 and 92.06 percent in 2010.

The Company primarily invests funds in loans and securities.  Loans continue to be the largest component of the Company’s mix of invested assets.  Loan demand increased in 2012 as total loans were $747.1 million at December 31, 2012, up 4.3 percent, compared to loans of $716.3 million at December 31, 2011, while total loans at December 31, 2011 were down 11.9 percent, compared to loans of $813.3 million at December 31, 2010.  See additional discussion regarding the Company’s loan portfolio in the section captioned “Loans” included below.  The majority of funds provided by deposits have been invested in loans.

Part II (Continued)
Item 7 (Continued)

Loans

The following table presents the composition of the Company’s loan portfolio as of December 31 for the past five years.

	2012	2011	2010	2009	2008

Commercial, Financial and Agricultural	$61,895	$57,408	$63,772	$80,984	$86,379
Real Estate
Construction	59,660	62,076	76,682	113,117	160,374
Mortgage, Farmland	49,057	48,225	52,778	54,965	54,159
Mortgage, Other	538,231	508,919	570,350	626,993	600,653
Consumer	29,778	30,449	33,564	38,383	44,163
Other	8,429	9,244	16,104	16,950	15,308
	747,050	716,321	813,250	931,392	961,036

Unearned Interest and Fees	(234)	(57)	(61)	(140)	(179)
Allowance for Loan Losses	(12,737)	(15,650)	(28,280)	(31,401)	(17,016)

Loans	$734,079	$700,614	$784,909	$899,851	$943,841

The following table presents total loans as of December 31, 2012 according to maturity distribution and/or repricing opportunity on adjustable rate loans.

Maturity and Repricing Opportunity

One Year or Less	$362,748
After One Year through Three Years	297,333
After Three Years through Five Years	44,758
Over Five Years	42,211

$747,050

Overview. Loans totaled $747.1 million at December 31, 2012, up 4.3 percent from December 31, 2011 loans of $716.3 million.  The majority of the Company’s loan portfolio is comprised of the real estate loans-mortgage other, real estate construction and commercial financial and agricultural loans.  Real estate-other, which is primarily 1-4 family residential properties and nonfarm nonresidential properties, made up 72.05 percent and 71.04 percent of total loans, real estate construction made up 7.99 percent and 8.67 percent while commercial financial and agricultural loans made up 8.29 percent and 8.01 percent of total loans at December 31, 2012 and December 31, 2011, respectively.  Real estate loans-mortgage other include both commercial and consumer balances.

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

The Company utilizes an independent third party company for loan review and validation of the credit risk program on an ongoing quarterly basis.  Results of these reviews are presented to management and the audit committee.  The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company’s policies and procedures.

Commercial, Financial and Agricultural.  Commercial, financial and agricultural loans at December 31, 2012 increased 7.82 percent from December 31, 2011 to $61.90 million. The Company’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Company’s loan policy guidelines.

Industry Concentrations. As of December 31, 2012 and December 31, 2011, there were no concentrations of loans within any single industry in excess of 10 percent of total loans, as segregated by Standard Industrial Classification code (“SIC code”). The SIC code is a federally designed standard industrial numbering system used by the Company to categorize loans by the borrower’s type of business.

Part II (Continued)
Item 7 (Continued)

Collateral Concentrations.  Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions.  The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk, particularly with the current economic downturn in the real estate market.  At December 31, 2012, approximately 86.60 percent of the Company’s loan portfolio was concentrated in loans secured by real estate.  A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector.  The downturn of the housing and real estate market that began in 2007 resulted in an increase of problem loans secured by real estate.  These loans are centered primarily in the Company’s larger MSA markets.  Declining collateral real estate values that secure land development, construction and speculative real estate loans in the Company’s larger MSA markets have resulted in high loan loss provisions in the last several years.  In addition, a large portion of the Company’s foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions.  Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.

Large Credit Relationships.   The Company is currently in eighteen counties in central, south and coastal Georgia and includes metropolitan markets in Dougherty, Lowndes, Houston, Chatham and Muscogee counties.  As a result, the Company originates and maintains large credit relationships with several commercial customers in the ordinary course of business.  The Company considers large credit relationships to be those with commitments equal to or in excess of $5.0 million prior to any portion being sold.  Large relationships also include loan participations purchased if the credit relationship with the agent is equal to or in excess of $5.0 million.  In addition to the Company’s normal policies and procedures related to the origination of large credits, the Company’s Executive Loan Committee and Director Loan Committee must approve all new and renewed credit facilities which are part of large credit relationships.  The following table provides additional information on the Company’s large credit relationships outstanding at December 31, 2012 and December 31, 2011.

	December 31, 2012			December 31, 2011
	Number of	Period End Balances		Number of	Period End Balances

	Relationships	Committed	Outstanding	Relationships	Committed	Outstanding

Large Credit Relationships:
$10 million and greater	1	$10,276	$10,276	1	$11,811	$11,811
$5 million to $9.9 million	13	88,248	72,179	5	31,363	31,363

Maturities and Sensitivities of Loans to Changes in Interest Rates.  The following table presents the maturity distribution of the Company’s loans at December 31, 2012. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate.

	Due in One Year or Less	After One, but Within Three Years	After Three, but Within Five Years	After Five Years	Total

Loans with fixed interest rates	$244,450	$295,346	$42,668	$39,413	$621,877
Loans with floating interest rates	118,298	1,987	2,090	2,798	125,173

Total	$362,748	$297,333	$44,758	$42,211	$747,050

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

Nonperforming Assets and Potential Problem Loans

Year-end nonperforming assets and accruing past due loans were as follows:

	2012	2011	2010	2009	2008

Loans Accounted for on Nonaccrual	$29,851	$38,822	$28,902	$33,535		$35,124
Loans Past Due 90 Days or More	4	15	19	31		250
Other Real Estate Foreclosed	15,941	20,445	20,208	19,705		12,812
Securities Accounted for on Nonaccrual	366	426	132	132		---

Total Nonperforming Assets	$46,162	$59,708	$49,261	$53,403		$48,186

Nonperforming Assets as a Percentage of:
Total Loans and Foreclosed Assets	6.05%	8.10%	5.91%	5.62%		4.95%
Total Assets	4.05%	4.99%	3.86%	4.09%		3.85%
Supplemental Data:
Trouble Debt Restructured Loans In Compliance with Modified Terms	$24,870	$29,839	$26,556	$9,269	$	---
Trouble Debt Restructured Loans Past Due 30-89 Days	1,377	611	1,048	459		---
Accruing Past Due Loans:
30-89 Days Past Due	14,911	7,161	19,740	25,547		18,675
90 or More Days Past Due	4	15	19	31		250

Total Accruing Past Due Loans	$14,915	$7,176	$19,759	$25,578		$18,925

Nonperforming assets include nonaccrual loans, loans past due 90 days or more, foreclosed real estate and nonaccrual securities.  Nonperforming assets at December 31, 2012 decreased 22.69 percent from December 31, 2011.

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

Part II (Continued)
Item 7 (Continued)

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

The Company’s allowance for loan losses consists of specific valuation allowances established for probable losses on specific loans and historical valuation allowances, adjusted for qualitative factors, for other loans with similar risk characteristics.

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

Part II (Continued)
Item 7 (Continued)

Historical valuation allowances are calculated from loss factors applied to loans with similar risk characteristics.  The loss factors are based on loss ratios for groups of loans with similar risk characteristics.  The loss ratios are derived from the proportional relationship between actual loan losses and the total population of loans in the risk category.  The historical loss ratios are periodically updated based on actual charge-off experience.  The Company’s groups of similar loans include similarly risk-graded groups of loans not reviewed for individual impairment.  In addition, the Company has also segmented its’ real estate portfolio into thirteen separate categories and captured loan loss experience for each category.  Most of the Company’s charge-offs the past two years have been real estate dependent loans and we believe this segmentation provides more accuracy in determining allowance for loan loss adequacy.  During first quarter 2012, management refined the Company’s methodology used in estimating the amount of the Allowance for Loan and Lease Losses (ALLL) which is defined in the notes to the financial statements.  The effect of these changes on the ALLL resulted in a reduction in the ALLL estimate of $2,154,639.  Management believes the adjustments made will result in a better estimation of losses incurred in the portfolio.

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

	2012		2011		2010		2009		2008
	Reserve	% *	Reserve	% *	Reserve	% *	Reserve	% *	Reserve	% *

Commercial, Financial and Agricultural	$1,277	8%	$1,368	8%	$5,113	8%	$4,710	9%	$4,254	9%
Real Estate - Construction	2,028	8	3,261	9	4,646	9	7,850	12	2,808	17
Real Estate - Farmland	291	7	365	7	944	7	942	6	681	6
Real Estate - Other	8,569	72	10,143	71	13,972	70	13,816	67	5,955	62
Loans to Individuals	228	4	205	4	3,074	4	2,826	4	2,467	4
All other loans	344	1	308	1	531	2	1,257	2	851	2

Total	$12,737	100%	$15,650	100%	$28,280	100%	$31,401	100%	$17,016	100%

*	Loan balance in each category expressed as a percentage of total end of period loans.

Activity in the allowance for loan losses is presented in the following table. There were no charge-offs or recoveries related to foreign loans during any of the periods presented.

Part II (Continued)
Item 7 (Continued)

The following table presents an analysis of the Company’s loan loss experience for the periods indicated.

	2012	2011	2010	2009	2008

Allowance for Loan Losses at Beginning of Year	$15,650	$28,280	$31,401	$17,016	$15,513

Charge-Offs
Commercial, Financial and Agricultural	656	1,297	725	768	1,680
Real Estate	9,618	21,215	15,309	27,545	9,190
Consumer	169	223	549	908	994
All Other	11	115	1,040	272	103

	10,454	22,850	17,623	29,493	11,967

Recoveries
Commercial, Financial and Agricultural	140	582	82	73	73
Real Estate	494	1,235	774	156	285
Consumer	82	145	246	191	155
All Other	40	8	50	13	19

	756	1,970	1,152	433	532

Net Charge-Offs	9,698	20,880	16,471	29,060	11,435

Provision for Loans Losses	6,785	8,250	13,350	43,445	12,938

Allowance for Loan Losses at End of Year	$12,737	$15,650	$28,280	$31,401	$17,016

Ratio of Net Charge-Offs to Average Loans	1.34%	2.74%	1.90%	3.02%	1.19%

The allowance for loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio.  The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio.  The provision for loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors.  The provision for loan losses decreased $1.47 million from $8.25 million in 2011 to $6.79 million in 2012.  The provision for loan losses charged to earnings was based upon management’s judgment of the amount necessary to maintain the allowance at an adequate level to absorb losses inherent in the loan portfolio at year end.  The amount each period is dependent upon many factors, including changes in the risk ratings of the loan portfolio, net charge-offs, past due ratios, the value of collateral, and other environmental factors that include portfolio loan quality indicators; portfolio growth and composition of commercial real estate and concentrations; portfolio policies, procedures, underwriting standards, loss recognition, collection and recovery practices; local economic business conditions; and the experience, ability, and depth of lending management and staff.  Of significance to changes in the allowance during 2012 was the reduction in the net charge-offs in 2012 to $9.70 million from $20.88 million in 2011.  The Company believes that collection efforts have reduced impaired loans and the reduction in net charge-offs runs parallel with the improvement in the substandard assets.  As we begin to see stabilization in the economy and the housing and real estate market, we expect continued improvement in our substandard assets, including net charge-offs.

Part II (Continued)
Item 7 (Continued)

Provisions continue to be higher than normal primarily due to the elevated risk of residential real estate and land development loans that began during 2007 with the housing and real estate downturn.  Nonperforming assets as a percentage of total loans and foreclosed assets decreased to 6.05 percent at December 31, 2012 compared to 8.10 percent at December 31, 2011.  Total nonperforming assets at December 31, 2012 were $46.2 million, of which $23.9 million were construction, land development and other land loans; $2.4 million were farmland properties; $7.2 million were 1-4 family residential properties; $0.6 million were multifamily properties; $10.4 million were nonfarm nonresidential properties; and the remainder of nonperforming assets totaling $1.7 million were commercial and consumer loans.  Total nonperforming assets at December 31, 2011 were $59.7 million, of which $35.5 million were construction, land development and other land loans; $4.6 million were 1-4 family residential properties; $0.7 million were multifamily properties; $15.3 million were nonfarm nonresidential properties; $0.7 million were farmland properties; and the remainder of nonperforming assets totaling $2.9 million were commercial and consumer loans.  All of the classified loans greater than $50 thousand, including the nonperforming loans, are reviewed each quarter for impairment.  The allowance for loan losses of $12.7 million at December 31, 2012 was 1.70 percent of total loans which compares to $15.6 million at December 31, 2011, or 2.18 percent of total loans and to $28.3 million at December 31, 2010, or 3.48 percent.  Unusually high levels of loan loss provision have been required over the past few years as Company management addresses asset quality deterioration.  While the nonperforming loans as a percentage of total loans was 4.00 percent, 5.42 percent, and 3.56 percent, respectively as of December 31, 2012, December 31, 2011 and December 31, 2010, the Company’s allowance for loan losses as a percentage of nonperforming loans was 42.66 percent, 40.29 percent, and 97.78 percent, respectively as of December 31, 2012, December 31, 2011 and December 31, 2010.  We continue to identify new problem loans, though at a slower pace than the previous year.

While the allowance for loan losses decreased from $15.65 million, or 2.18 percent of total loans at December 31, 2011 to $12.74 million, or 1.71 percent of total loans at December 31, 2012, the Company also reflected a decrease in nonperforming loans from $38.84 million at December 31, 2011 to $29.86 million at December 31, 2012.  When a loan is performing, it is accounted for under the Company’s general loan loss reserve methodology.  Once the loan becomes impaired, it is removed from the pool of loans covered by the general reserve and reviewed individually for exposure.  In cases where the individual review reveals no exposure, no reserve is recorded for that loan.  If, however, the individual review of the loan does indicate some exposure, management often charges off this exposure, rather than recording a specific reserve.  In these instances, a loan which becomes nonperforming could actually reduce the allowance for loan losses.  The allowance for loan losses is inherently judgmental, nevertheless the Company’s methodology is consistently applied based on standards for current accounting by creditors for impairment of a loan and allowance allocations determined in accordance with accounting for contingencies.  Loans individually selected for impairment review consist of all loans classified substandard that are $50 thousand and over.  The remaining portfolio is analyzed based on historical loss data.  Loans selected for individual review where no individual impairment amount is identified do not receive a contribution to the allowance for loan losses based on historical data.  Historical loss rates are updated annually to provide the annual loss rate which is applied to the appropriate portfolio grades.  In addition, the Company has also segmented its real estate portfolio into thirteen separate categories and captured loan loss experience for each category.  Most of the Company’s charge-offs during the past four years have been real estate dependent loans and we believe this segmentation provides more accuracy in determining allowance for loan loss adequacy.

Part II (Continued)
Item 7 (Continued)

In addition, environmental factors as discussed earlier are evaluated for any adjustments needed to the allowance for loan losses determination produced by individual loan impairment analysis and remaining portfolio segmentation analysis.  The allowance for loan losses determination is based on individual loan reviews throughout the year and an environmental analysis at quarter end.

As part of our monitoring and evaluation of collateral values for nonperforming and problem loans in determining adequate allowance for loan losses, regional credit officers along with lending officers submit monthly problem loan reports for loans greater than $50 thousand in which impairment is identified.  This process typically determines collateral shortfall based upon local market real estate value estimates should the collateral be liquidated.  Once the loan is deemed uncollectible, it is transferred to our problem loan department for workout, foreclosure and/or liquidation.  The problem loan department gets a current appraisal on the property in order to record a fair market value (less selling expenses) when the property is foreclosed on and moved into other real estate.  Trends the past several quarters reflect a decrease in collateral values from two to three years ago on improved properties of fifteen to twenty five percent and on land development and land loans of thirty to fifty percent.  The significant reduction in collateral values on nonperforming assets has resulted in charge-offs particularly during 2012.

The allowance for loan losses is $2.91 million less than the prior year end, after factoring in net-charge offs, additional provisions, and the normal determination for an adequate funding level.  Restructuring of some substandard and non-performing loans during 2012 has resulted in significant charge-offs, but a strategy deemed prudent in bringing resolution with these credits and a return to performing status in the future.  Management believes the level of the allowance for loan losses was adequate as of December 31, 2012.  Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

Investment Portfolio

The following table presents carrying values of investment securities held by the Company as of December 31, 2012, 2011 and 2010.

	2012	2011	2010

Obligations of States and Political Subdivisions	$4,046	$7,630	$3,305
Corporate Obligations	1,105	2,114	1,986
Asset-Backed Securities	132	132	132

Investment Securities	5,283	9,876	5,423

Mortgage-Backed Securities	263,059	294,061	298,463
Total Investment Securities and Mortgage-Backed Securities	$268,342	$303,937	$303,886

Part II (Continued)
Item 7 (Continued)

The following table represents expected maturities and weighted-average yields of investment securities held by the Company as of December 31, 2012.  (Mortgage-backed securities are based on the average life at the projected speed, while State and Political Subdivisions and Corporate Obligations reflect anticipated calls being exercised.)

			After 1 Year But		After 5 Years But
	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Mortgage-Backed Securities	$35,639	(0.97)%	$112,374	1.39%	$73,161	1.64%	$41,885	1.89%
Obligations of State and Political Subdivisions	827	3.69	1,788	2.71	1,431	3.71	-	-
Corporate Obligations	-	-	1,105	4.48	-	-	-	-
Asset-Backed Securities	-	-	-	-	-	-	132	-
Total Investment Portfolio	$36,466	(0.87)%	$115,267	1.44%	$74,592	1.68%	$42,017	1.87%

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

At December 31, 2012, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10 percent of the Company’s shareholders’ equity.

The average yield of the securities portfolio was 1.82 percent in 2012 compared to 2.39 percent in 2011 and 2.59 percent in 2010. The decrease in the average yield from 2011 to 2012 and from 2010 to 2011 primarily resulted from the turnover of the securities portfolio resulting in the investment of new funds at lower rates.

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the years 2012, 2011 and 2010.

	2012		2011		2010
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-Bearing Demand Deposits	$101,896		$93,903		$82,160
Interest-Bearing Demand and Savings	329,984	0.38%	273,783	0.45%	251,537	0.65%
Time Deposits	537,810	1.39%	633,033	1.85%	700,558	2.22%

Total Deposits	$969,690	0.90%	$1,000,719	1.29%	$1,034,255	1.66%

Part II (Continued)
Item 7 (Continued)

The following table presents the maturities of the Company’s other time deposits as of December 31, 2012.

	Other Time	Other Time
	Deposits	Deposits
	$100,000	Less Than
	or Greater	$100,000	Total

Months to Maturity
3 or Less	$50,559	$80,838	$131,397
Over 3 through 12	110,971	146,116	257,087
Over 12 Months	49,715	54,711	104,426

	$211,245	$281,665	$492,910

Average deposits decreased $31.03 million in 2012 compared to 2011 and decreased $33.54 million in 2011 compared to 2010.  The decrease in 2012 included $95.22 million, or 15.04 percent in time deposits while, at the same time, noninterest bearing deposits increased $7.99 million, or 8.51 percent and interest-bearing demand and savings deposits increased $56.20 million, or 20.53 percent.  The decrease in 2011 included $67.53 million, or 9.6 percent in time deposits while, at the same time, noninterest bearing deposits increased $11.74 million, or 14.29 percent and interest-bearing demand and savings deposits increased $22.25 million, or 8.84 percent.  Accordingly, the ratio of average noninterest-bearing deposits to total average deposits was 10.51 in 2012, 9.4 percent in 2011 and 7.9 percent in 2010.  The general decrease in market rates in 2012 had the effect of (i) decreasing the average cost of interest-bearing deposits by 42 basis points in 2012 compared to 2011 and (ii) mitigating a portion of the impact of decreasing yields on earning assets in the Company’s net interest income in 2012.  The general decrease in market rates in 2011 had the effect of (i) decreasing the average cost of interest-bearing deposits by 38 basis points in 2011 compared to 2010 and (ii) mitigating a portion of the impact of decreasing yields on earning assets in the Company’s net interest income in 2011.

Total average interest-bearing deposits decreased $39.0 million, or 4.3 percent in 2012 compared to 2011 and decreased $45.3 million, or 4.8 percent in 2011 compared to 2010.  The decrease in average deposits in 2012 compared to 2011 was time deposit accounts.

The Company supplements deposit sources with brokered deposits.  As of December 31, 2012, the Company had $28.2 million, or 2.88 percent of total deposits, in brokered certificates of deposit attracted by external third parties.  Additional information is provided in the Footnote for Deposits.

Part II (Continued)
Item 7 (Continued)

Off-Balance-Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of December 31, 2012. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payments Due by Period

	1 Year or Less	More than 1 Year but Less Than 3 Years	3 Years or More but Less Than 5 Years	5 Years or More	Total
Contractual Obligations:
Subordinated Debentures	$-	$-	$-	$24,229	$24,229
Federal Home Loan Bank Advances	-	-	9,000	26,000	35,000
Operating Leases	132	94	84	-	310
Deposits with Stated Maturity Dates	388,484	87,464	16,931	31	492,910

	388,616	87,558	26,015	50,260	552,449

Other Commitments:
Loan Commitments	64,147	-	-	-	64,147
Standby Letters of Credit	1,141	-	-	-	1,141

	65,288	-	-	-	65,288
Total Contractual Obligations and Other Commitments	$453,904	$87,558	$26,015	$50,260	$617,737

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments which are not reflected in the consolidated financial statements.  These instruments include commitments to extend credit, standby letters of credit, performance letters of credit, guarantees and liability for assets held in trust.

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

Loan commitments outstanding at December 31, 2012 are included in the preceding table.

Standby Letters of Credit.  Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. The Company’s policies generally require that standby letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit outstanding at December 31, 2012 are included in the preceding table.

Capital and Liquidity

At December 31, 2012, shareholders’ equity totaled $95.8 million compared to $96.6 million at    December 31, 2011. In addition to net income of $2.6 million, other significant changes in shareholders’ equity during 2012 included $1.4 million of dividends declared on preferred stock. The accumulated other comprehensive income component of shareholders’ equity totaled $(150) thousand at December 31, 2012 compared to $1.9 million at December 31, 2011. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale. Under regulatory requirements, the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. Tier 1 capital consists of common stock and qualifying preferred stockholders’ equity less goodwill and disallowed deferred tax assets.  Tier 2 capital consists of certain convertible, subordinated and other qualifying debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets.  The Company has no Tier 2 capital other than the allowance for loan losses.

Using the capital requirements presently in effect, the Tier 1 ratio as of December 31, 2012 was 15.22 percent and total Tier 1 and 2 risk-based capital was 16.47 percent.  Both of these measures compare favorably with the regulatory minimum of 4 percent for Tier 1 and 8 percent for total risk-based capital.  The Company’s Tier 1 leverage ratio as of December 31, 2012 was 10.22 percent, which exceeds the required ratio standard of 4 percent.

For 2012, average capital was $96.5 million, representing 8.47 percent of average assets for the year.  This compares to 7.86 percent for 2011.

Part II (Continued)
Item 7 (Continued)

The Company did not pay any common stock dividends in 2012 or 2011.  The Company suspended dividend payments beginning in the third quarter of 2009.

The Company declared dividends of $1,435 and $1,400 on preferred stock during 2012 and 2011, respectively.  The Company deferred all dividend payments declared in 2012 on its preferred stock, as well as all interest payments on its TRUPS in order to preserve cash at the holding company level.  The Company had no preferred stock until January 2009 when shares were issued to U.S. Treasury.

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

The investment portfolio provides a ready means to raise cash if liquidity needs arise.  As of December 31, 2012, the available for sale bond portfolio totaled $268.3 million.  At December 31, 2011, the Company held $303.9 million in bonds (excluding FHLB stock), at current market value in the available for sale portfolio.  Only marketable investment grade bonds are purchased.  Although most of the Banks’ bond portfolios are encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for a sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it primarily determines the Company’s liquidity posture.  Colony had ratios of loans to deposits of 76.3 percent as of December 31, 2012 and 71.6 percent at December 31, 2011.  Management employs alternative funding sources when deposit balances will not meet loan demands.  The ratios of loans to all funding sources (excluding Subordinated Debentures) at December 31, 2012 and December 31, 2011 were 73.6 percent and 66.9 percent, respectively.  Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources.  The stability of the Banks’ core deposit base is an important factor in Colony’s liquidity position.  A heavy percentage of the deposit base is comprised of accounts of individuals and small businesses with comprehensive banking relationships and limited volatility.  At December 31, 2012 and December 31, 2011, the Bank had $211 million and $248 million, respectively, in certificates of deposit of $100,000 or more.  These larger deposits represented 21.6 percent and 24.8 percent of respective total deposits.  Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed.  Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

Part II (Continued)
Item 7 (Continued)

The Company supplemented deposit sources with brokered deposits.  As of December 31, 2012, the Company had $28.2 million, or 2.88 percent of total deposits, in brokered certificates of deposit attracted by external third parties.  Additionally, the bank uses external wholesale or Internet services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed.  As of December 31, 2012, the Company had $33.6 million, or 3.43 percent of total deposits, in external wholesale or internet network deposits.

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

Part II (Continued)
Item 7 (Continued)

Quantitative and Qualitative Disclosures About Market Risk
AVERAGE BALANCE SHEETS

		2012			2011			2010
	Average	Income/	Yields/	Average	Income/	Yields/	Average	Income/	Yields/
	Balances	Expense	Rates	Balances	Expense	Rates	Balances	Expense	Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Income (1)	$721,872	$42,054	5.83%	$763,067	$44,593	5.84%	$865,184	$51,859	5.99%
Investment Securities
Taxable	280,959	5,005	1.78	296,948	7,012	2.36	264,494	6,762	2.56
Tax-Exempt (2)	3,302	155	4.69	3,345	171	5.11	2,521	140	5.55
Total Investment Securities	284,261	5,160	1.82	300,293	7,183	2.39	267,015	6,902	2.59
Interest-Bearing Deposits	17,046	77	0.45	18,715	47	0.25	21,911	22	0.10
Federal Funds Sold	38,877	99	0.25	44,667	115	0.26	38,809	95	0.25
Other Interest-Earning Assets	4,277	43	1.01	5,781	46	0.80	6,297	38	0.60
Total Interest-Earning Assets	1,066,333	47,433	4.45	1,132,523	51,984	4.59	1,199,216	58,916	4.92
Noninterest-Earning Assets
Cash	18,474			19,057			19,347
Allowance for Loan Losses	(15,781)			(20,585)			(30,445)
Other Assets	70,788			74,896			81,489
Total Noninterest-Earning Assets	73,481			73,368			70,391
Total Assets	$1,139,814			$1,205,891			$1,269,607
Liabilities and Stockholders' Equity
Interest-Bearing Liabilities
Interest-Bearing Demand and Savings	$329,984	$1,258	0.38%	$273,783	$1,232	0.45%	$251,537	$1,636	0.65%
Other Time	537,810	7,479	1.39	633,033	11,718	1.85	700,558	15,576	2.22
Total Interest-Bearing Deposits	867,794	8,737	1.01	906,816	12,950	1.43	952,095	17,212	1.81
Other Interest-Bearing Liabilities
Other Borrowed Money	43,745	1,725	3.94	71,720	3,010	4.20	85,920	3,074	3.58
Subordinated Debentures	24,229	554	2.29	24,229	508	2.10	24,229	516	2.13
Federal Funds Purchased and Repurchase Agreements	-	-	-	9,851	338	3.43	26,070	721	2.77
Total Other Interest-Bearing Liabilities	67,974	2,279	3.35	105,800	3,856	3.64	136,219	4,311	3.17
Total Interest-Bearing Liabilities	935,768	11,016	1.18	1,012,616	16,806	1.66	1,088,314	21,523	1.98
Noninterest-Bearing Liabilities and Stockholders' Equity
Demand Deposits	101,896			93,903			82,160
Other Liabilities	5,609			4,635			4,681
Stockholders' Equity	96,541			94,737			94,452
Total Noninterest-Bearing
Liabilities and Stockholders' Equity	204,046			193,275			181,293
Total Liabilities and Stockholders' Equity	$1,139,814			$1,205,891			$1,269,607
Interest Rate Spread			3.27%			2.93%			2.94%
Net Interest Income		$36,417			$35,178			$37,393
Net Interest Margin			3.41%			3.11%			3.12%

(1)
The average balance of loans includes the average balance of nonaccrual loans.  Income on such loans is recognized and recorded on the cash basis.  Taxable equivalent adjustments totaling $91, $133 and $130 for 2012, 2011 and 2010 respectively, are included in interest on loans.  The adjustments are based on a federal tax rate of 34 percent.

(2)
Taxable-equivalent adjustments totaling $53, $58 and $48 for 2012, 2011 and 2010 respectively, are included in tax-exempt interest on investment securities. The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

Part II (Continued)
Item 7 (Continued)

Colony Bankcorp, Inc. and Subsidiaries
Interest Rate Sensitivity

The following table is an analysis of the Company’s interest rate-sensitivity position at December 31, 2012.  The interest-bearing rate-sensitivity gap, which is the difference between interest-earning assets and interest-bearing liabilities by repricing period, is based upon maturity or first repricing opportunity, along with a cumulative interest rate-sensitivity gap.  It is important to note that the table indicates a position at a specific point in time and may not be reflective of positions at other times during the year or in subsequent periods.  Major changes in the gap position can be, and are, made promptly as market outlooks change.

	Assets and Liabilities Repricing Within
	3 Months	4 to 12		1 to 5	Over 5
	or Less	Months	1 Year	Years	Years	Total

EARNING ASSETS:
Interest-Bearing Deposits	$21,795	$-	$21,795	$-	$-	$21,795
Federal Funds Sold	20,002	-	20,002	-	-	20,002
Investment Securities	126	-	126	132,553	135,663	268,342
Loans, Net of Unearned Income	219,181	143,450	362,631	341,974	42,211	746,816
Other Interest- Earning Assets	3,364	-	3,364	-	-	3,364

Total Interest-Earning Assets	264,468	143,450	407,918	474,527	177,874	1,060,319

INTEREST-BEARING LIABILITIES:
Interest-Bearing Demand Deposits (1)	314,031	-	314,031	-	-	314,031
Savings (1)	48,778	-	48,778	-	-	48,778
Time Deposits	131,397	257,087	388,484	104,395	31	492,910
Other Borrowings (2)	-	-	-	9,000	26,000	35,000
Subordinated Debentures	24,229	-	24,229	-	-	24,229

Total Interest-Bearing Liabilities	518,435	257,087	775,522	113,395	26,031	914,948

Interest Rate-Sensitivity Gap	(253,967)	(113,637)	(367,604)	361,132	151,843	$145,371

Cumulative Interest-Sensitivity Gap	$(253,967)	$(367,604)	$(367,604)	$(6,472)	$145,371

Interest Rate-Sensitivity Gap as a Percentage of Interest-Earning Assets	(23.95)%	(10.72)%	(34.67)%	34.06%	14.32%

Cumulative Interest Rate-Sensitivity as a Percentage of Interest-Earning Assets	(23.95)%	(34.67)%	(34.67)%	(0.61)%	13.71%

(1)	Interest-bearing Demand and Savings Accounts for repricing purposes are considered to reprice within 3 months or less.

(2)	Short-term borrowings for repricing purposes are considered to reprice within 3 months or less.

Part II (Continued)
Item 7 (Continued)

The foregoing table indicates that we had a one year negative gap of $368 million, or 34.67 percent of total interest-earning assets at December 31, 2012.  In theory, this would indicate that at December 31, 2012, $368 million more in liabilities than assets would reprice if there were a change in interest rates over the next 365 days.  Thus, if interest rates were to decline, the gap would indicate a resulting increase in net interest margin.  However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity.  In addition, the interest rate spread between an asset and our supporting liability can vary significantly while the timing of repricing of both the assets and our supporting liability can remain the same, thus impacting net interest income.  This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposits.

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

The Company utilizes FTN Financial Asset/Liability Management Analysis for a more dynamic analysis of balance sheet structure.  The Company has established earnings at risk for net interest income in a +/- 200 basis point rate shock to be no more than a fifteen percent percentage change.  The most recent analysis as of December 31, 2012 indicates that net interest income would deteriorate 21 percent with a 200 basis point decrease and would improve 3.6 percent with a 200 basis point increase.  Though slightly outside policy, the increased exposure to declining rates is mitigated by the low likelihood of a further decline of 200 basis points from the current rate levels.  The Company has established equity at risk in a +/- 200 basis point rate shock to be no more than a twenty percent percentage change.  The most recent analysis as of December 31, 2012 indicates that net economic value of equity percentage change would decrease 9 percent with a 200 basis point increase and would decrease 6 percent with a 200 basis point decrease.  The Company has established its one year gap to be 80 percent to 120 percent.  The most recent analysis as of December 31, 2012 indicates a one year gap of 71 percent.  The analysis reflects net interest margin compression in a declining interest rate environment.  Given that interest rates have basically “bottomed-out” with the recent Federal Reserve action, the Company is anticipating interest rates to increase in the future though we believe that interest rates will remain flat most of 2013.  The Company is focusing on areas to minimize margin compression in the future by minimizing longer term fixed rate loans, shortening on the yield curve with investments, securing longer term FHLB advances, securing certificates of deposit for longer terms and focusing on reduction of nonperforming assets.

Part II (Continued)
Item 7 (Continued)

Return on Assets and Stockholder’s Equity

The following table presents selected financial ratios for each of the periods indicated.

	Years Ended December 31
	2012	2011	2010

Return on Average Assets(1)	0.11%	0.09%	(0.07)%

Return on Average Equity(1)	1.25%	1.20%	(0.98)%

Equity to Assets	8.40%	8.08%	7.29%

Dividends Declared	$0.00	$0.00	$0.00

(1)	Computed using net income available to common shareholders.

Future Outlook

During the past four years, the financial services industry experienced tremendous adversities as a result of the collapse of the real estate markets across the country.  Colony, like most banking companies, has been affected by these economic challenges that started with a rapid stall of real estate sales and development throughout the country.  Focus during 2012 and again in 2013 will be directed toward addressing and bringing resolution to problem assets.

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

Revenue enhancement initiatives to improve core non-interest income should be realized during 2013.  These initiatives include formalized overdraft privilege program and new product lines and services.

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

The Bank has also agreed to have and maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as follows:  Tier 1 leverage capital to total assets of 8% and total risk-based capital to total risk-weighted assets of 10%.  At December 31, 2012, the Bank’s capital ratios were 10.31% and 16.61%, respectively.

Item 7A

Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is located in Item 7 under the heading Interest Rate Sensitivity.

Item 8

Financial Statements and Supplemental Data

The following consolidated financial statements of the Registrant and its subsidiaries are included on Exhibit 13 of this Annual Report on Form 10-K:

Consolidated Balance Sheets - December 31, 2012 and 2011

Consolidated Statements of Income - Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Comprehensive Income - Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Stockholders’ Equity - Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows - Years Ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

Part II (Continued)
Item 8 (Continued)

Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2012 and 2011:

	Three Months Ended
	December 31	September 30	June 30	March 31
2012	($ in Thousands, Except Per Share Data)
Interest Income	$11,378	$11,748	$11,973	$12,191
Interest Expense	2,302	2,526	2,882	3,307
Net Interest Income	9,076	9,222	9,091	8,884
Provision for Loan Losses	1,158	1,742	1,943	1,942
Securities Gains	770	1,187	743	137
Noninterest Income	1,872	1,716	1,631	1,677
Noninterest Expense	9,744	9,247	8,405	7,983
Income Before Income Taxes	816	1,136	1,117	773
Provision for Income Taxes	248	364	357	232
Net Income	568	772	760	541
Preferred Stock Dividends	365	361	357	352
Net Income Available to Common Stockholders	$203	$411	$403	$189

Net Income Per Common Share
Basic	$0.02	$0.05	$0.05	$0.02
Diluted	$0.02	$0.05	$0.05	$0.02

2011
Interest Income	$12,439	$12,732	$13,095	$13,527
Interest Expense	3,594	3,989	4,514	4,709
Net Interest Income	8,845	8,743	8,581	8,818
Provision for Loan Losses	2,250	2,250	2,250	1,500
Securities Gains	979	813	736	396
Noninterest Income	1,774	1,610	1,935	1,708
Noninterest Expense	8,804	8,090	8,218	7,939
Income Before Income Taxes	544	826	784	1,483
Provision for Income Taxes	164	268	245	427
Net Income	380	558	539	1,056
Preferred Stock Dividends	350	350	350	350
Net Income Available to Common Stockholders	$30	$208	$189	$706

Net Income Per Common Share
Basic	$0.00	$0.02	$0.02	$0.08
Diluted	$0.00	$0.02	$0.02	$0.08

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

During the year ended December 31, 2012, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Colony’s management assessed the effectiveness of Colony’s internal control over financial reporting as of December 31, 2012 based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the assessment, management determined that Colony maintained effective internal control over financial reporting as of December 31, 2012.

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
March 12, 2013

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

Part III (Continued)
Item 12

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued Upon Stock Grant, Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity Compensation Plans Approved By Security Holders

2004 Restricted Stock Grant Plan			108,042

			108,042

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

10.5	Lease Agreement - Mobile Home Tracks, LLC c/o Stafford Properties, Inc. and Colony Bank Worth

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

Part IV (Continued)
Item 15 (Continued)

13	Consolidated Financial Statements of Colony Bankcorp, Inc. as of December 31, 2012 and 2011

21	Subsidiaries of the Company

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certificate of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Certificate of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 30.15 of 31 CFR Part 30

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Colony Bankcorp, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

COLONY BANKCORP, INC.

/s/ Edward P. Loomis, Jr.
Edward P. Loomis, Jr.
President/Director/Chief Executive Officer

March 12, 2013
Date

/s/ Terry L. Hester
Terry L. Hester
Executive Vice-President/Chief Financial Officer/Director

March 12, 2013
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ B. Gene Waldron	March 12, 2013
B. Gene Waldron, Director	Date

/s/ Edward J. Harrell	March 12, 2013
Edward J. Harrell, Director	Date

/s/ Mark H. Massee	March 12, 2013
Mark H. Massee, Director	Date

/s/ Jonathan W. R. Ross	March 12, 2013
Jonathan W. R. Ross, Director	Date

/s/ M. Frederick Dwozan	March 12, 2013
M. Frederick Dwozan, Director	Date

/s/ Davis W. King, Sr.	March 12, 2013
Davis W. King, Sr., Director	Date

/s/ Scott Lowell Downing	March 12, 2013
Scott Lowell Downing, Director	Date