Form 10-Q
period 2013-03-31
COLONY BANKCORP INC
filed 2013-05-06
CIK 711669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 2013	COMMISSION FILE NUMBER 0-12436

COLONY BANKCORP, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

GEORGIA	58-1492391
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NUMBER)

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).

YES ☐                                NO    ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS	OUTSTANDING AT MAY 6, 2013
COMMON STOCK, $1 PAR VALUE	8,439,258

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

PART 1.   FINANCIAL INFORMATION
ITEM 1

FINANCIAL STATEMENTS

THE FOLLOWING FINANCIAL STATEMENTS ARE PROVIDED FOR COLONY BANKCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY BANK, COLONY BANK

A.	CONSOLIDATED BALANCE SHEETS – MARCH 31, 2013 (UNAUDITED) AND DECEMBER 31, 2012.

B.	CONSOLIDATED STATEMENTS OF INCOME – FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED).

C.	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED).

D.	CONSOLIDATED STATEMENTS OF CASH FLOWS – FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED).

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING SOLELY OF NORMAL RECURRING ADJUSTMENTS) NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2013 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

Part I (Continued)
Item 1  (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2013 AND DECEMBER 31, 2012
(DOLLARS IN THOUSANDS)

	March 31, 2013	December 31, 2012
ASSETS	(Unaudited)	(Audited)

Cash and Cash Equivalents
Cash and Due from Banks	$18,608	$29,244
Federal Funds Sold	10,966	20,002
	29,574	49,246
Interest-Bearing Deposits	8,706	21,795
Investment Securities
Available for Sale, at Fair Value	288,249	268,301
Held to Maturity, at Cost (Fair Value of $43 and $42, as of March 31, 2013 and December 31, 2012, Respectively)	43	41
	288,292	268,342

Federal Home Loan Bank Stock, at Cost	3,164	3,364
Loans	736,820	747,050
Allowance for Loan Losses	(12,930)	(12,737)
Unearned Interest and Fees	(239)	(234)
	723,651	734,079
Premises and Equipment	25,071	24,916
Other Real Estate (Net of Allowance of $4,917 and $4,561 as of March 31, 2013 and December 31, 2012, Respectively)	18,771	15,941
Other Intangible Assets	215	224
Other Assets	21,421	21,490
Total Assets	$1,118,865	$1,139,397

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest-Bearing	$121,921	$123,967
Interest-Bearing	831,654	855,718
	953,575	979,685
Borrowed Money
Subordinated Debentures	24,229	24,229
Other Borrowed Money	40,000	35,000
	64,229	59,229

Other Liabilities	5,624	4,724
Commitments and Contingencies
Stockholders' Equity

Preferred Stock, Stated Value $1,000 a Share; Authorized 10,000,000 Shares, Issued 28,000 Shares	27,870	27,827
Common Stock, Par Value $1 a Share; Authorized 20,000,000 Shares, Issued 8,439,258 and 8,439,258 Shares as of March 31, 2013 and December 31, 2012, Respectively	8,439	8,439
Paid-In Capital	29,145	29,145
Retained Earnings	31,022	30,498
Accumulated Other Comprehensive (Loss), Net of Tax	(1,039)	(150)
	95,437	95,759
Total Liabilities and Stockholders' Equity	$1,118,865	$1,139,397

The accompanying notes are an integral part of these statements.

Part I (Continued)
Item 1  (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	March 31, 2013	March 31, 2012
Interest Income
Loans, Including Fees	$10,361	$10,420
Federal Funds Sold	14	26
Deposits with Other Banks	11	20
Investment Securities
U.S. Government Agencies	712	1,619
State, County and Municipal	33	66
Corporate Obligations and Asset-Backed Securities	14	23
Dividends on Other Investments	19	17
	11,164	12,191
Interest Expense
Deposits	1,686	2,470
Borrowed Money	432	837
	2,118	3,307

Net Interest Income	9,046	8,884
Provision for Loan Losses	1,500	1,942
Net Interest Income After Provision for Loan Losses	7,546	6,942

Noninterest Income
Service Charges on Deposits	1,101	796
Other Service Charges, Commissions and Fees	404	419
Mortgage Fee Income	119	81
Securities Gains	(8)	137
Other	594	381
	2,210	1,814
Noninterest Expenses
Salaries and Employee Benefits	4,169	3,820
Occupancy and Equipment	933	938
Other	3,290	3,225
	8,392	7,983

Income Before Income Taxes	1,364	773
Income Taxes	427	232
Net Income	937	541
Preferred Stock Dividends	370	352
Net Income Available to Common Stockholders	$567	$189
Net Income Per Share of Common Stock
Basic	$0.07	$0.02
Diluted	$0.07	$0.02
Cash Dividends Declared Per Share of Common Stock	$0.00	$0.00
Weighted Average Basic Shares Outstanding	8,439,258	8,439,258
Weighted Average Diluted Shares Outstanding	8,439,258	8,439,258

The accompanying notes are an integral part of these statements.

Part I (Continued)
Item 1 (Continued)

COLONY BANKCORP INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended
	March 31, 2013	March 31, 2012

Net Income	$937	$541

Other Comprehensive Income (Loss), Net of Tax
Gains (Losses) on Securities Arising During the Year	(894)	415
Reclassification Adjustment	5	(91)

Change in Net Unrealized Gains (Losses) on Securities Available for Sale, Net of Reclassification Adjustment and Tax Effect	(889)	324

Comprehensive Income	$48	$865

The accompanying notes are an integral part of these statements.

Part I (Continued)
Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended
	March 31, 2013	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$937	$541
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	387	402
Provision for Loan Losses	1,500	1,942
Securities (Gains) Losses	8	(137)
Amortization and Accretion	939	1,016
(Gain) Loss on Sale of Other Real Estate and Repossessions	(94)	121
Provision for Losses on Other Real Estate	500	350
Increase in Cash Surrender Value of Life Insurance	(53)	(62)
Other Prepaids, Deferrals and Accruals, Net	1,176	2,175
	5,300	6,348
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Investment Securities Available for Sale	(68,394)	(46,858)
Proceeds from Maturities, Calls, and Paydowns of
Investment Securities:
Available for Sale	15,764	10,709
Proceeds from Sale of Investment Securities
Available for Sale	30,418	6,082
Decrease in Interest-Bearing Deposits in Other Banks	13,089	906
Net Loans to Customers	3,474	4,815
Purchase of Premises and Equipment	(541)	(424)
Proceeds from Sale of Other Real Estate and Repossessions	2,129	2,346
Proceeds from Sale of FHLB Stock	200	--
	(3,861)	(22,424)
CASH FLOWS FROM FINANCING ACTIVITIES
Noninterest-Bearing Customer Deposits	(2,046)	11,204
Interest-Bearing Customer Deposits	(24,065)	(17,175)
Proceeds (Payments) from Other Borrowed Money	5,000	(13,500)
	(21,111)	(19,471)

Net Decrease in Cash and Cash Equivalents	(19,672)	(35,547)
Cash and Cash Equivalents at Beginning of Period	49,246	83,372
Cash and Cash Equivalents at End of Period	$29,574	$47,825

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

The consolidated financial statements in this report are unaudited, except for the December 31, 2012 consolidated balance sheet.  All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company.  The results of operations for the three months ended March 31, 2013, are not necessarily indicative of the results which may be expected for the entire year.

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

Reclassifications

In certain instances, amounts reported in prior years’ consolidated financial statements have been reclassified to conform to statement presentations selected for 2013.   Such reclassifications had no effect on previously reported stockholders’ equity or net income.

Concentrations of Credit Risk

Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions.  The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk, particularly with the current economic downturn in the real estate market.  At March 31, 2013, approximately 87 percent of the Company’s loan portfolio was concentrated in loans secured by real estate.  A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector.  The downturn of the housing and real estate market that began in 2007 resulted in an increase of problem loans secured by real estate, of which most are centered in the Company’s larger MSA markets.  Declining collateral real estate values that secure land development, construction and speculative real estate loans in the Company’s larger MSA markets have resulted in high loan loss provisions in recent years.  In addition, a large portion of the Company’s foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions.  Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.

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

A significant portion of the Company’s impaired loans are deemed to be collateral dependent.  Management therefore measures impairment on these loans based on the fair value of the collateral.  Collateral values are determined based on appraisals performed by qualified licensed appraisers hired by the Company or by senior members of the Company’s credit administration staff.  The decision whether or not to obtain an external third-party appraisal usually depends on the type of property being evaluated.  External appraisals are usually obtained on more complex, income producing properties such as hotels, shopping centers and businesses.  Less complex properties such as residential lots, farm land and single family houses may be evaluated internally by senior credit administration staff.

Part I (Continued)
Item 1 (Continued)

(1)	Summary of Significant Accounting Policies (Continued)

Allowance for Loan Losses (Continued)

When the Company does obtain appraisals from external third-parties, the values utilized in the impairment calculation are “as is” or current market values.  The appraisals, whether prepared internally or externally, may utilize a single valuation approach or a combination of approaches including the comparable sales, income and cost approach.  Appraised amounts used in the impairment calculation are typically discounted 10 percent to account for selling and marketing costs, if the repayment of the loan is to come from the sale of the collateral.  Although appraisals are not obtained each year on all impaired loans, the collateral values used in the impairment calculations are evaluated quarterly by management.  Based on management’s knowledge of the collateral and the current real estate market conditions, appraised values may be further discounted to reflect facts and circumstances known to management since the initial appraisal was performed.

Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available.  Such adjustments are typically significant and result in a level 3 classification of the inputs for determining fair value.  Because of the high degree of judgment required in estimating the fair value of collateral underlying impaired loans and because of the relationship between fair value and general economic conditions, we consider the fair value of impaired loans to be highly sensitive to changes in market conditions.

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

Part I (Continued)
Item 1 (Continued)

(2)	Investment Securities

Investment securities as of March 31, 2013 and December 31, 2012 are summarized as follows:

March 31, 2013		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale:
U.S. Government Agencies
Mortgage-Backed	$284,283	$471	$(1,944)	$282,810
State, County & Municipal	4,173	44	(8)	4,209
Corporate Obligations	1,000	98	--	1,098
Asset-Backed Securities	367	--	(235)	132
	$289,823	$613	$(2,187)	$288,249
Securities Held to Maturity:
State, County and Municipal	$43	$--	$--	$43

December 31, 2012		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale:
U.S. Government Agencies
Mortgage-Backed	$263,187	$835	$(962)	$263,060
State, County & Municipal	3,974	34	(4)	4,004
Corporate Obligations	1,000	105	--	1,105
Asset-Backed Securities	366	--	(234)	132
	$268,527	$974	$(1,200)	$268,301
Securities Held to Maturity:
State, County and Municipal	$41	$1	$--	$42

The amortized cost and fair value of investment securities as of March 31, 2013, by contractual maturity, are shown hereafter.  Expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.  This is often the case with mortgage-backed securities, which are disclosed separately in the table below.
	Securities
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due After One Year Through Five Years	$2,754	$2,882	$43	$43
Due After Five Years Through Ten Years	1,765	1,779	--	--
Due After Ten Years	1,021	778	--	--
	5,540	5,439	43	43

Mortgage-Backed Securities	284,283	282,810	--	--
	$289,823	$288,249	$43	$43

Proceeds from the sale of investments available for sale during first three months of 2013 totaled $30,418 compared to $6,082 for the first three months of 2012.  The sale of investments available for sale during 2013 resulted in gross realized gains of $125 and losses of $(133).  The sale of investments available for sale during the first three months of 2012 resulted in gross realized gains of $197.  This was offset by other than temporary impairment charges of $(60).

Part I (Continued)
Item 1 (Continued)

(2)	Investment Securities (Continued)

Nonaccrual securities are securities for which principal and interest are doubtful of collection in accordance with original terms and for which accruals of interest have been discontinued due to payment delinquency.  Fair value of securities on nonaccrual status totaled $132 and $132 as of March 31, 2013 and December 31, 2012, respectively.

Investment securities having a carry value approximating $118,473 and $117,451 as of March 31, 2013 and December 31, 2012, respectively, were pledged to secure public deposits and for other purposes.

Information pertaining to securities with gross unrealized losses at March 31, 2013 and December 31, 2012 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

March 31, 2013
U.S. Government Agencies
Mortgage-Backed	$200,421	$(1,944)	$--	$--	$200,421	$(1,944)
State, County and Municipal	646	(8)	--	--	646	(8)
Asset-Backed Securities	--	--	132	(235)	132	(235)
	$201,067	$(1,952)	$132	$(235)	$201,199	$(2,187)

December 31, 2012
U.S. Government Agencies
Mortgage-Backed	$142,104	$(962)	$--	$--	$142,104	$(962)
State, County and Municipal	1,431	(4)	--	--	1,431	(4)
Asset-Backed Securities	--	--	132	(234)	132	(234)
	$143,535	$(966)	$132	$(234)	$143,667	$(1,200)

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

At March 31, 2013, the debt securities with unrealized losses have depreciated 1.07 percent from the Company’s amortized cost basis.  These securities are guaranteed by either the U.S. Government, other governments or U.S. corporations, except for asset-backed securities.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary.  However, the Company did own one asset-backed security at March 31, 2013 which has been in a continuous unrealized loss position for more than twelve months.  This investment is comprised of one issuance of a trust preferred security, has a book value of $367 and an unrealized loss of $235.  Management evaluates this investment on a quarterly basis utilizing a third-party valuation model.  The Company does not intend to sell this investment, nor does the Company consider it likely that it will be required to sell the investment prior to recovery of the remaining fair value.

Part I (Continued)
Item 1 (Continued)

(3)	Loans

The following table presents the composition of loans segregated by class of loans, as of March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
Commercial and Agricultural
Commercial	$52,906	$55,684
Agricultural	7,856	6,211

Real Estate
Commercial Construction	52,094	53,808
Residential Construction	7,570	5,852
Commercial	328,852	334,386
Residential	204,658	203,845
Farmland	48,208	49,057

Consumer and Other
Consumer	28,379	29,778
Other	6,297	8,429

Total Loans	$736,820	$747,050

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

The following table presents the loan portfolio by credit quality indicator (risk grade) as of March 31, 2013 and December 31, 2012.  Those loans with a risk grade of 1, 2, 3 or 4 have been combined in the pass column for presentation purposes.

March 31, 2013
	Pass	Special Mention	Substandard	Total Loans
Commercial and Agricultural
Commercial	$47,848	$1,821	$3,237	$52,906
Agricultural	7,775	16	65	7,856

Real Estate
Commercial Construction	39,650	1,965	10,479	52,094
Residential Construction	7,401	169	--	7,570
Commercial	302,856	9,062	16,934	328,852
Residential	185,951	10,126	8,581	204,658
Farmland	44,378	1,278	2,552	48,208

Consumer and Other
Consumer	27,267	366	746	28,379
Other	6,229	4	64	6,297

Total Loans	$669,355	$24,807	$42,658	$736,820

December 31, 2012
	Pass	Special Mention	Substandard	Total Loans
Commercial and Agricultural
Commercial	$49,947	$1,418	$4,319	$55,684
Agricultural	6,156	--	55	6,211

Real Estate
Commercial Construction	37,256	1,664	14,888	53,808
Residential Construction	5,749	103	--	5,852
Commercial	298,222	9,759	26,405	334,386
Residential	183,222	11,413	9,210	203,845
Farmland	45,495	914	2,648	49,057

Consumer and Other
Consumer	28,840	293	645	29,778
Other	8,351	9	69	8,429

Total Loans	$663,238	$25,573	$58,239	$747,050

A loan’s risk grade is assigned at the inception of the loan and is based on the financial strength of the borrower and the type of collateral.  Loan risk grades are subject to reassessment at various times throughout the year as part of the Company’s ongoing loan

Part I (Continued)
Item 1 (Continued)

(3)	Loans (Continued)

review process.  Loans with an assigned risk grade of 6 or below and an outstanding balance of $250,000 or more are reassessed on a quarterly basis.  During this reassessment process individual reserves may be identified and placed against certain loans which are not considered impaired.

In assessing the overall economic condition of the markets in which it operates, the Company monitors the unemployment rates for its major service areas.  The unemployment rates are reviewed on a quarterly basis as part of the allowance for loan loss determination.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due.  Generally, loans are placed on nonaccrual status if principal or interest payments become 90 days past due or when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provision.  Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due.  Nonaccrual loans totaled $20,439 and $29,851 as of March 31, 2013 and December 31, 2012, respectively, and total recorded investment in loans past due 90 days or more and still accruing interest approximated $0 and $4, respectively.  During its review of impaired loans, the company determined the majority of its exposures on these loans were known losses.  As a result, the exposures were charged off, reducing the specific allowances on impaired loans.

The following table represents an age analysis of past due loans and nonaccrual loans, segregated by class of loans, as of March 31, 2013 and December 31, 2012:

March 31, 2013
	Accruing Loans
		90 Days
	30-89 Days	or More	Total Accruing	Nonaccrual
	Past Due	Past Due	Loans Past Due	Loans	Current Loans	Total Loans
Commercial and Agricultural
Commercial	$604	$--	$604	$33	$52,269	$52,906
Agricultural	--	--	--	39	7,817	7,856

Real Estate
Commercial Construction	1,498	--	1,498	9,652	40,944	52,094
Residential Construction	--	--	--	--	7,570	7,570
Commercial	3,691	--	3,691	3,761	321,400	328,852
Residential	3,426	--	3,426	4,189	197,043	204,658
Farmland	1,460	--	1,460	2,548	44,200	48,208

Consumer and Other
Consumer	652	--	652	217	27,510	28,379
Other	--	--	--	--	6,297	6,297

Total Loans	$11,331	$--	$11,331	$20,439	$705,050	$736,820

Part I (Continued)
Item 1 (Continued)

(3)	Loans (Continued)

December 31, 2012
	Accruing Loans
		90 Days
	30-89 Days	or More	Total Accruing	Nonaccrual
	Past Due	Past Due	Loans Past Due	Loans	Current Loans	Total Loans
Commercial and Agricultural
Commercial	$798	$--	$798	$1,033	$53,853	$55,684
Agricultural	28	--	28	39	6,144	6,211

Real Estate
Commercial Construction	1,310	--	1,310	14,032	38,466	53,808
Residential Construction	--	--	--	--	5,852	5,852
Commercial	3,771	--	3,771	6,630	323,985	334,386
Residential	8,223	--	8,223	5,430	190,192	203,845
Farmland	140	--	140	2,413	46,504	49,057

Consumer and Other
Consumer	637	4	641	256	28,881	29,778
Other	5	--	5	18	8,406	8,429

Total Loans	$14,912	$4	$14,916	$29,851	$702,283	$747,050

Part I (Continued)
Item 1 (Continued)

(3)	Loans (Continued)

The following table details impaired loan data as of March 31, 2013:

March 31, 2013
	Unpaid
	Contractual			Average	Interest	Interest
	Principal	Impaired	Related	Recorded	Income	Income
	Balance	Balance	Allowance	Investment	Recognized	Collected

With No Related Allowance Recorded
Commercial	$264	$122	$--	$122	$3	$4
Agricultural	39	39	--	39	--	--
Commercial Construction	9,002	4,962	--	4,962	4	5
Residential Construction	--	--	--	--	--	--
Commercial Real Estate	15,405	15,331	--	15,331	102	129
Residential Real Estate	2,726	2,382	--	2,382	10	18
Farmland	2,590	2,548	--	2,548	(1)	3
Consumer	229	217	--	217	--	2
Other	--	--	--	--	--	--

	30,255	25,601	--	25,601	118	161

With An Allowance Recorded
Commercial	1,465	1,465	456	1,465	20	17
Agricultural	--	--	--	--	--	--
Commercial Construction	5,339	4,690	1,493	4,690	--	1
Residential Construction	--	--	--	--	--	--
Commercial Real Estate	10,077	9,917	1,426	9,917	73	91
Residential Real Estate	6,959	5,916	1,118	5,916	40	36
Farmland	--	--	--	--	--	--
Consumer	--	--	--	--	--	--
Other	--	--	--	--	--	--

	23,840	21,988	4,493	21,988	133	145

Total
Commercial	1,729	1,587	456	1,587	23	21
Agricultural	39	39	--	39	--	--
Commercial Construction	14,341	9,652	1,493	9,652	4	6
Residential Construction	--	--	--	--	--	--
Commercial Real Estate	25,482	25,248	1,426	25,248	175	220
Residential Real Estate	9,685	8,298	1,118	8,298	50	54
Farmland	2,590	2,548	--	2,548	(1)	3
Consumer	229	217	--	217	--	2
Other	--	--	--	--	--	--

	$54,095	$47,589	$4,493	$47,589	$251	$306

Part I (Continued)
Item 1 (Continued)

(3)	Loans (Continued)

The following table details impaired loan data as of December 31, 2012:

December 31, 2012
	Unpaid
	Contractual			Average	Interest	Interest
	Principal	Impaired	Related	Recorded	Income	Income
	Balance	Balance	Allowance	Investment	Recognized	Collected

With No Related Allowance Recorded
Commercial	$1,508	$1,042	$--	$1,053	$27	$28
Agricultural	39	39	--	58	--	--
Commercial Construction	10,625	6,415	--	9,194	27	52
Residential Construction	--	--	--	--	--	--
Commercial Real Estate	16,566	15,506	--	26,482	430	421
Residential Real Estate	4,450	4,132	--	3,096	89	123
Farmland	2,829	2,413	--	2,326	43	55
Consumer	297	255	--	228	10	13
Other	18	18	--	24	1	1

	36,332	29,820	--	42,461	627	693

With An Allowance Recorded
Commercial	1,493	1,493	463	943	92	88
Agricultural	--	--	--	--	--	--
Commercial Construction	8,267	7,618	1,733	10,534	--	--
Residential Construction	--	--	--	--	--	--
Commercial Real Estate	12,759	12,745	1,236	6,399	384	366
Residential Real Estate	5,515	4,422	840	4,288	145	117
Farmland	--	--	--	65	--	--
Consumer	--	--	--	--	--	--
Other	--	--	--	--	--	--

	28,034	26,278	4,272	22,229	621	571

Total
Commercial	3,001	2,535	463	1,996	119	116
Agricultural	39	39	--	58	--	--
Commercial Construction	18,892	14,033	1,733	19,728	27	52
Residential Construction	--	--	--	--	--	--
Commercial Real Estate	29,325	28,251	1,236	32,881	814	787
Residential Real Estate	9,965	8,554	840	7,384	234	240
Farmland	2,829	2,413	--	2,391	43	55
Consumer	297	255	--	228	10	13
Other	18	18	--	24	1	1

	$64,366	$56,098	$4,272	$64,690	$1,248	$1,264

Part I (Continued)
Item 1 (Continued)

(3)	Loans (Continued)

The following table details impaired loan data as of March 31, 2012:

March 31, 2012

			Average	Interest	Interest
	Impaired	Related	Recorded	Income	Income
	Balance	Allowance	Investment	Recognized	Collected

With No Related Allowance Recorded
Commercial	$1,679	$--	$1,679	$25	$26
Agricultural	39	--	39	--	--
Commercial Construction	12,463	--	12,463	1	4
Residential Construction	--	--	--	--	--
Commercial Real Estate	32,018	--	32,018	300	296
Residential Real Estate	2,407	--	2,407	23	18
Farmland	2,297	--	2,297	32	--
Consumer	212	--	212	2	3
Other	44	--	44	--	--

	51,159	--	51,159	383	347

With An Allowance Recorded
Commercial	310	304	310	2	5
Agricultural	--	--	--	--	--
Commercial Construction	10,942	2,755	10,942	(9)	--
Residential Construction	--	--	--	--	--
Commercial Real Estate	3,647	1,023	3,647	20	20
Residential Real Estate	4,045	788	4,045	25	26
Farmland	260	12	260	--	--
Consumer	--	--	--	--	--
Other	--	--	--	--	--

	19,204	4,882	19,204	38	51

Total
Commercial	1,989	304	1,989	27	31
Agricultural	39	--	39	--	--
Commercial Construction	23,405	2,755	23,405	(8)	4
Residential Construction	--	--	--	--	--
Commercial Real Estate	35,665	1,023	35,665	320	316
Residential Real Estate	6,452	788	6,452	48	44
Farmland	2,557	12	2,557	32	--
Consumer	212	--	212	2	3
Other	44	--	44	--	--

	$70,363	$4,882	$70,363	$421	$398

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

As discussed in Note 1, Summary of Significant Accounting Policies, once a loan is identified as a TDR, it is accounted for as an impaired loan.  The Company had no unfunded commitments to lend to a customer that has a troubled debt restructured loan as of March 31, 2013.  The following tables present the number of loan contracts restructured during the three month period ended March 31, 2013.  It shows the pre- and post-modification recorded investment as well as the number of contracts and the recorded investment for those TDRs modified during the previous twelve months which subsequently defaulted during the period.  Loans modified in a troubled debt restructuring are considered to be in default once the loan becomes 90 days past due.

	Three Months Ending March 31, 2013			Three Months Ending March 31, 2012
Troubled Debt Restructurings
	# of Contracts	Pre-Modification	Post-Modification	# of Contracts	Pre-Modification	Post-Modification

Commercial	1	$84	$81	1	$57	$57
Residential RE	2	1,024	1,001	1	227	224

Total Loans	3	$1,108	$1,082	2	$284	$281

	Three Months Ending March 31, 2013			Three Months Ending March 31, 2012
Troubled Debt Restructurings
That Subsequently Defaulted
	# of Contracts	Recorded Investment		# of Contracts	Recorded Investment

Commercial Construction	----	$	----	1	$64
Residential RE	----		----	1	50

Total Loans	----	$	----	2	$114

At March 31, 2013 all restructured loans were performing as agreed.

Part I (Continued)
Item 1 (Continued)

(4)	Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses, segregated by class of loan, for the three month period ended March 31, 2013 and March 31, 2012.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other loan categories and periodically may result in reallocation within the provision categories.

March 31, 2013
	Beginning				Ending
	Balance	Charge-Offs	Recoveries	Provision	Balance

Commercial and Agricultural
Commercial	$981	$(31)	$18	$39	$1,007
Agricultural	296	--	4	--	300

Real Estate
Commercial Construction	1,890	(692)	80	511	1,789
Residential Construction	138	--	--	--	138
Commercial	5,163	(485)	43	593	5,314
Residential	3,406	(187)	5	228	3,452
Farmland	291	(1)	11	1	302

Consumer and Other
Consumer	228	(101)	32	123	282
Other	344	(4)	1	5	346

	$12,737	$(1,501)	$194	$1,500	$12,930

March 31, 2012
	Beginning				Ending
	Balance	Charge-Offs	Recoveries	Provision	Balance

Commercial and Agricultural
Commercial	$1,071	$(47)	$4	$52	$1,080
Agricultural	297	--	--	--	297

Real Estate
Commercial Construction	3,123	(260)	21	289	3,173
Residential Construction	138	--	--	--	138
Commercial	6,448	(1,297)	11	1,438	6,600
Residential	3,695	(129)	3	142	3,711
Farmland	365	--	4	--	369

Consumer and Other
Consumer	205	(19)	25	21	232
Other	308	--	2	--	310

	$15,650	$(1,752)	$70	$1,942	$15,910

Part I (Continued)
Item 1 (Continued)

(4)	Allowance for Loan Losses (Continued)

At March 31, 2013 the Company implemented an eight quarter rolling average for the loss history period used in the Allowance for Loan and Lease Losses (ALLL) calculation.  This changed from a seven quarter rolling average at December 31, 2012.

The Company determines its individual reserves during its quarterly review of substandard loans.  This process involves reviewing all loans with a risk grade of 6 or greater and an outstanding balance of $250,000 or more, regardless of the loans impairment classification.  Effective March 31, 2013, management increased the dollar threshold of this review process from $50,000 to $250,000.  The threshold change resulted in loans totaling $3.2 million at March 31, 2013 being removed from the individual impairment review process and being placed in the collective review process.  These loans are now subject to general reserves.

Since not all loans in the substandard category are considered impaired, this quarterly review process may result in the identification of specific reserves on nonimpaired loans.  Management considers those loans graded substandard, but not classified as impaired, to be higher risk loans and, therefore, makes specific allocations to the allowance for those loans if warranted.  The total of such loans is $10,618 and $14,994 as of March 31, 2013 and 2012, respectively.  Specific allowance allocations were made for these loans totaling $645 and $1,570 as of March 31, 2013 and 2012, respectively.  Since these loans are not considered impaired, both the loan balance and related specific allocation are included in the “Collectively Evaluated for Impairment” column of the following tables.

At March 31, 2013, impaired loans totaling $1.97 million were below the $250,000 review threshold and were not individually reviewed for impairment.  Those loans were subject to the bank’s general loan loss reserve methodology and are included in the “Collectively Evaluated for Impairment” column of the following tables.  Likewise, at March 31, 2012, impaired loans totaling $869 thousand were below the $50,000 review threshold and were subject to the bank’s general loan loss reserve methodology and are included in the “Collectively Evaluated for Impairment” column of the following tables.

The following tables present breakdowns of the allowance for loan losses, segregated by impairment methodology for March 31, 2013 and 2012:

March 31, 2013
	Ending Allowance Balance			Ending Loan Balance

	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
Commercial and Agricultural
Commercial	$456	$551	$1,007	$1,554	$51,352	$52,906
Agricultural	--	300	300	--	7,856	7,856

Real Estate
Commercial Construction	1,493	296	1,789	9,442	42,652	52,094
Residential Construction	--	138	138	--	7,570	7,570
Commercial	1,426	3,888	5,314	25,175	303,677	328,852
Residential	1,118	2,334	3,452	7,173	197,485	204,658
Farmland	--	302	302	2,277	45,931	48,208

Consumer and Other
Consumer	--	282	282	--	28,379	28,379
Other	--	346	346	--	6,297	6,297

Total End of Period Balance	$4,493	$8,437	$12,930	$45,621	$691,199	$736,820

Part I (Continued)
Item 1 (Continued)

(4)	Allowance for Loan Losses (Continued)

March 31, 2012
	Ending Allowance Balance			Ending Loan Balance

	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
Commercial and Agricultural
Commercial	$304	$776	$1,080	$1,885	$53,788	$55,673
Agricultural	--	297	297	--	8,848	8,848

Real Estate
Commercial Construction	2,755	418	3,173	23,322	33,098	56,420
Residential Construction	--	138	138	--	3,224	3,224
Commercial	1,023	5,577	6,600	35,665	264,724	300,389
Residential	788	2,923	3,711	6,086	188,782	194,868
Farmland	12	357	369	2,536	45,472	48,008

Consumer and Other
Consumer	--	232	232	--	29,643	29,643
Other	--	310	310	--	9,440	9,440

Total End of Period Balance	$4,882	$11,028	$15,910	$69,494	$637,019	$706,513

(5)	Other Real Estate Owned

The aggregate carrying amount of Other Real Estate Owned (OREO) at March 31, 2013 and December 31, 2012 was $18,771 and $15,941, respectively.  All of the Company’s other real estate owned represents properties acquired through foreclosure or deed in lieu of foreclosure.  The following table details the change in OREO for the three months ended March 31, 2013 and the year ended December 31, 2012.

	Three Months Ended	Twelve Months Ended
	March 31, 2013	December 31, 2012

Balance, Beginning	$15,941	$20,445

Additions	5,284	9,729
Sales of OREO	(2,048)	(9,712)
Gain (Loss) on Sale	94	(1,819)
Provision for Losses	(500)	(2,702)

Balance, Ending	$18,771	$15,941

Part I (Continued)
Item 1 (Continued)

(6)	Deposits

The aggregate amount of overdrawn deposit accounts reclassified as loan balances totaled $277 and $389 as of March 31, 2013 and December 31, 2012.

Components of interest-bearing deposits as of March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
Interest-Bearing Demand	$317,991	$314,031
Savings	51,821	48,777
Time, $100,000 and Over	205,247	211,245
Other Time	256,595	281,665
	$831,654	$855,718

At March 31, 2013 and December 31, 2012, the Company had brokered deposits of $25,177 and $28,230 respectively.  Of the $25,177 brokered deposits at March 31, 2013, $25,177 represented Certificate of Deposits Account Registry Service (CDARS) reciprocal deposits in which customers placed core deposits into the CDARS program for FDIC insurance coverage and the Company received reciprocal brokered deposits in a like amount.  Thus, brokered deposits less the reciprocal deposits totaled $0 at March 31, 2013.  The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $100,000 was approximately $148,725 and $161,531 as of March 31, 2013 and December 31, 2012, respectively.

As of  March 31, 2013 and December 31, 2012,  the scheduled maturities of certificates of deposits are as follows:

Maturity	March 31, 2013	December 31, 2012
One Year and Under	$350,110	$388,484
One to Three Years	93,977	87,464
Three Years and Over	17,755	16,962
	$461,842	$492,910

(7)	Other Borrowed Money

Other borrowed money at March 31, 2013 and December 31, 2012 is summarized as follows:

	March 31, 2013	December 31, 2012
Federal Home Loan Bank Advances	$40,000	$35,000

Advances from the Federal Home Loan Bank (FHLB) have maturities ranging from 2017 to 2020 and interest rates ranging from 0.53 percent to 4.75 percent.  As collateral on the outstanding FHLB advances, the Company has provided a blanket lien on its portfolio of qualifying residential first mortgage loans and commercial loans.  At March 31, 2013 the book value of those loans pledged was approximately $79,462.  At March 31, 2013 the Company had remaining credit availability from the FHLB of approximately $130,480.  The Company may be required to pledge additional qualifying collateral in order to utilize the full amount of the remaining credit line.

The aggregate stated maturities of  other borrowed money at March 31, 2013 are as follows:

Year	Amount
2017	$9,000
2018 and Thereafter	31,000
$40,000

The Company also has available federal funds lines of credit with various financial institutions totaling $43,000, of which there were none outstanding at March 31, 2013.

Part I (Continued)
Item 1 (Continued)

(7)	Other Borrowed Money (Continued)

The Company has the ability to borrow funds from the Federal Reserve Bank (FRB) of Atlanta utilizing the discount window.  The discount window is an instrument of monetary policy that allows eligible institutions to borrow money from the FRB on a short-term basis to meet temporary liquidity shortages caused by internal or external disruptions.  At March 31, 2013, the Company had borrowing capacity available under this arrangement, with no outstanding balances.  The Company would be required to pledge certain available-for-sale investment securities as collateral under this agreement.

In addition, at March 31, 2013, the Company had an available repurchase agreement line of credit with a third party totaling $50,000.  Use of this credit facility is subject to the underwriting and risk management policies of the third party in effect at the time of the request.  Such policies may take into consideration current market conditions, the current financial condition of the Company and the ability of the Company to provide adequate securities as collateral for the transaction, among other factors.

(8)	Preferred Stock and Warrants

On January 9, 2009, the Company issued to the United States Department of the Treasury (Treasury), in exchange for aggregate consideration of $28.0 million, (i) 28,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, (the Preferred Stock), and (ii) a warrant (the Warrant) to purchase up to 500,000 shares (the Warrant Common Stock) of the Company’s common stock.

The Preferred Stock qualifies as Tier 1 capital and pays cumulative cash dividends quarterly at a rate of 5 percent per annum for the first five years, and 9 percent per annum thereafter.  The Preferred Stock is non-voting, other than class voting rights on certain matters that could adversely affect the Preferred Stock.  The Preferred Stock may be redeemed by the Company at the liquidation preference of $1,000 per share plus any accrued and unpaid dividends.  Accrued and unpaid dividends on the Preferred Stock must be declared and set aside for the benefit of the holders of the Preferred Stock before any dividend may be declared on our common stock.

Upon receipt of the aggregate consideration from the Treasury on January 9, 2009, the Company allocated the $28.0 million proceeds on a pro rata basis to the Preferred Stock and the Warrant based on relative fair values.  As a result, the Company allocated $27.22 million of the aggregate proceeds to the Preferred Stock, and $780 thousand was allocated to the Warrant.  The discount recorded on the Preferred Stock that resulted from allocating a portion of the proceeds to the Warrant is being accreted directly to retained earnings over a 5-year period applying a level yield.

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

On February 13, 2012, the Company announced the suspension of dividends on the Preferred Stock.  At March 31, 2013, there were accumulated dividends in arrears of $1.98 million, including related accrued interest.  The Company may defer dividend payments for up to an aggregate of six dividend periods, whether consecutive or not, without default or penalty under the terms of the agreement.  Failure to pay dividends for six periods would trigger board appointment rights for the holder of the Preferred Stock.   Cumulative dividends on the Preferred Shares will continue to accrue at a rate of 5 percent per annum for the first five years from initial issuance and at a rate of 9 percent per annum thereafter.  The Preferred Stock continues to have no maturity date and ranks senior to the Company’s Common Stock.  The Preferred Stock continues to be redeemable at the option of the Company at 100 percent of their liquidation preference, plus any accrued and unpaid dividends.

Part I (Continued)
Item 1 (Continued)

(9)	Subordinated Debentures (Trust Preferred Securities)

			3 month	Added	Total		5 Year
Description	Date	Amount	Libor Rate	Points	Rate	Maturity	Call Option
Colony Bankcorp Statutory Trust III	6/17/2004	4,500	0.28010	2.68	2.96010	6/14/2034	6/17/2009
Colony Bankcorp Capital Trust I	4/13/2006	5,000	0.28360	1.50	1.78360	4/13/2036	4/13/2011
Colony Bankcorp Capital Trust II	3/12/2007	9,000	0.28360	1.65	1.93360	3/12/2037	3/12/2012
Colony Bankcorp Capital Trust III	9/14/2007	5,000	0.30150	1.40	1.70150	9/14/2037	9/14/2012

The Trust Preferred Securities are recorded as subordinated debentures on the consolidated balance sheets, but subject to certain limitations, qualify as Tier 1 Capital for regulatory capital purposes.  The proceeds from the offering were used to fund the cash portion of the Quitman acquisition, payoff holding company debt, and inject capital into bank subsidiaries.

On February 13, 2012, the Company announced the suspension of the quarterly interest payments on the Trust Preferred Securities.  Under the terms of the trust documents, the Company may defer payments of interest for up to 20 consecutive quarterly periods without default or penalty.  The regularly scheduled interest payments will continue to be accrued for payment in the future and reported as an expense in the current period.  At March 31, 2013, accrued but unpaid interest expense totaled $682.

(10)	Commitments and Contingencies

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

At March 31, 2013 and December 31, 2012 the following financial instruments were outstanding whose contract amounts represent credit risk:
	Contract Amount
	March 31, 2013	December 31, 2012

Loan Commitments	$69,643	$64,147
Letters of Credit	1,000	1,141

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

Part I (Continued)
Item 1 (Continued)

(11)	Fair Value of Financial Instruments and Fair Value Measurements

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

Investment Securities – Fair values for investment securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable Instruments.  If a comparable is not available, the investment securities are classified as level 3.

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

Part I (Continued)
Item 1 (Continued)

(11)	Fair Value of Financial Instruments and Fair Value Measurements (Continued)

The carrying amount, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2013 and December 31, 2012 are as follows:

	Fair Value Measurements at
	March 31, 2013
	Carrying	Estimated	Level	Level	Level
	Value	Fair Value	1	2	3

Assets
Cash and Short-Term Investments	$38,280	$38,280	$38,280	$ ---	$ ---
Investment Securities Available for Sale	288,249	288,249	---	287,108	1,141
Investment Securities Held to Maturity	43	43	---	43	---
Federal Home Loan Bank Stock	3,164	3,164	3,164	---	---
Loans, Net	723,651	723,995	---	706,500	17,495

Liabilities
Deposits	953,575	955,440	491,732	463,708	---
Subordinated Debentures	24,229	24,229	24,229	---	---
Other Borrowed Money	40,000	42,888	---	42,888	---

	Fair Value Measurements at
	December 31, 2012
	Carrying	Estimated	Level	Level	Level
	Value	Fair Value	1	2	3

Assets
Cash and Short-Term Investments	$71,041	$71,041	$71,041	$ ---	$ ---
Investment Securities Available for Sale	268,301	268,301	---	267,163	1,138
Investment Securities Held to Maturity	41	42	---	42	---
Federal Home Loan Bank Stock	3,364	3,364	3,364	---	---
Loans, Net	734,079	735,115	---	713,109	22,006

Liabilities
Deposits	979,685	982,215	486,775	495,440	---
Subordinated Debentures	24,229	24,229	24,229	---	---
Other Borrowed Money	35,000	38,424	---	38,424	---

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

Part I (Continued)
Item 1 (Continued)

(11)	Fair Value of Financial Instruments and Fair Value Measurements (Continued)

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

Other Real Estate – Other real estate owned assets are adjusted to fair value less estimated selling costs upon transfer of the loans to other real estate owned.  Typically, an external, third-party appraisal is performed on the collateral upon transfer into the other real estate owned account to determine the asset’s fair value.  Subsequent adjustments to the collateral’s value may be based upon either updated third-party appraisals or management’s knowledge of the collateral and the current real estate market conditions.  Appraised amounts used in determining the asset’s fair value, whether internally or externally prepared, are discounted 10 percent to account for selling and marketing costs.  Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available.  Such adjustments are typically significant and result in a level 3 classification of the inputs for determining fair value.  Because of the high degree of judgment required in estimating the fair value of other real estate owned assets and because of the relationship between fair value and general economic conditions, we consider the fair value of other real estate owned assets to be highly sensitive to changes in market conditions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis – The following table presents the recorded amount of the Company’s assets measured at fair value on a recurring and nonrecurring basis as of March 31, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.  The table below includes only impaired loans with a specific reserve and only other real estate properties with a valuation allowance at March 31, 2013.  Those impaired loans and other real estate properties are shown net of the related specific reserves and valuation allowances.

Part I (Continued)
Item 1 (Continued)

(11)	Fair Value of Financial Instruments and Fair Value Measurements (Continued)

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in			Significant
		Active Markets for		Significant Other	Unobservable
	Total Fair	Identical Assets		Observable	Inputs
March 31, 2013	Value	(Level 1)		Inputs (Level 2)	(Level 3)

Recurring Securities Available for Sale
U.S. Government Agencies
Mortgage-Backed	$282,810	$	---	$282,810	$ ---
State, County and Municipal	4,209		---	3,200	1,009
Corporate Obligations	1,098		---	1,098	---
Asset-Backed Securities	132		---	---	132
	$288,249	$	---	$287,108	$1,141

Nonrecurring
Impaired Loans	$17,495	$	---	$ ---	$17,495

Other Real Estate	$9,157	$	---	$ ---	$9,157

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in			Significant
		Active Markets for		Significant Other	Unobservable
	Total Fair	Identical Assets		Observable	Inputs
December 31, 2012	Value	(Level 1)		Inputs (Level 2)	(Level 3)

Recurring Securities Available for Sale
U.S. Government Agencies
Mortgage-Backed	$263,060	$	---	$263,060	$ ---
State, County and Municipal	4,004		---	2,998	1,006
Corporate Obligations	1,105		---	1,105	---
Asset-Backed Securities	132		---	---	132
	$268,301	$	---	$267,163	$1,138

Nonrecurring
Impaired Loans	$22,006	$	---	$ ---	$22,006

Other Real Estate	$8,817	$	---	$ ---	$8,817

Liabilities

The Company did not identify any liabilities that are required to be presented at fair value.

Part I (Continued)
Item 1 (Continued)

(11)	Fair Value of Financial Instruments and Fair Value Measurements (Continued)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

The following table presents quantitative information about the significant unobservable inputs used in the fair value measurements for assets in level 3 of the fair value hierarchy measured on a nonrecurring basis at March 31, 2013.  This table is comprised primarily of collateral dependent impaired loans and other real estate owned:

		Valuation	Unobservable	Range
	March 31, 2013	Techniques	Inputs	Weighted Avg

Impaired Loans
Commercial	$1,009	Sales Comparison	Adjustment for Differences	0.00% - 0.00%
			Between the Comparable Sales	0.00%

			Management Adjustments for	0.00% - 80.00%
			Age of Appraisals and/or Current	40.00%
			Market Conditions

Real Estate
Commercial Construction	3,197	Sales Comparison	Adjustment for Differences	(16.00%) - 45.00%
			Between the Comparable Sales	14.50%

			Management Adjustments for	0.00% - 10.00%
			Age of Appraisals and/or Current	5.00%
			Market Conditions

		Income Approach	Capitalization Rate	8.50%

			Discount Rate	3.00%

Residential Real Estate	4,798	Sales Comparison	Adjustment for Differences	(0.40%) -168.20%
			Between the Comparable Sales	83.90%

			Management Adjustments for	0.00% - 50.00%
			Age of Appraisals and/or Current	25.00%
			Market Conditions

Commercial Real Estate	8,491	Sales Comparison	Adjustment for differences	(7.40%) - 52.00%
			Between the comparable Sales	22.30%

			Management Adjustments for	0.00% - 30.00%
			Age of Appraisals and/or Current	15.00%
			Market Conditions

		Income Approach	Capitalization Rate	10.50%

			Discount Rate	5.13%

Other Real Estate Owned	9,157	Sales Comparison	Adjustment for Differences	(35.00%) - 129.50%
			Between the Comparable Sales	47.25%

			Management Adjustment for	3.10% - 87.24%
			Ageof Appraisals and/or Current	38.57%
			Market Conditions

		Income Approach	Discount Rate	3.00%

Part I (Continued)
Item 1 (Continued)

(11)	Fair Value of Financial Instruments and Fair Value Measurements (Continued)

The table below presents a reconciliation and statement of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the three months ended March 31, 2013 and the twelve months ended December 31, 2012.

	Available for Sale Securities
	March 31, 2013	December 31, 2012

Balance, Beginning	$1,138	$1,122
Total Realized/Unrealized Gains (Losses) Included In
Purchases, Sales, Issuances and Settlements
Transfers into Level 3	--	789
Securities Purchased During the Year	--	208
Securities Called During the Year	--	(1,000)
Unrealized Gains Included in Other Comprehensive Income	3	78
Loss on OTTI Impairment Included in Noninterest Income	--	(59)

Balance, Ending	$1,141	$1,138

The Company’s policy is to recognize transfers in and transfers out of levels 1, 2 and 3 as of the end of a reporting period.  As of December 31, 2012, the Company transferred certain state, county and municipal securities out of level 2 and into level 3.  The transfers into level 3 were the result of decreased market activity for these types of securities, as well as a lack of current credit ratings on these securities.  There were no gains or losses recognized as a result of the transfers.  There were no transfers of securities between level 1 and level 2 for the three months ended March 31, 2013.

The following table presents quantitative information about recurring level 3 fair value measurements as of March 31, 2013.

		Valuation	Unobservable	Range
	Fair Value	Techniques	Inputs	Weighted Avg

Asset-Back Securities	$132	Discounted Cash Flow	Discount Rate	2.95% - 3.42%
				3.19%

State, County and Municipal	1,009	Discounted Cash Flow	Discount Rate	N/A *

* The Company relies on a third-party pricing service to value its municipal securities.  The details of the unobservable inputs and other adjustments used by the third-party pricing service were not readily available to the Company.

(12)	Regulatory Capital Matters

The amount of dividends payable to the parent company from the subsidiary bank is limited by various banking regulatory agencies.  Upon approval by regulatory authorities, the Bank may pay cash dividends to the parent company in excess of regulatory limitations.  Additionally, in the third quarter of 2009, the Company suspended the payment of dividends to common shareholders.  At March 31, 2013, the Company is subject to certain regulatory restrictions that preclude the declaration of or payment of any dividends to its common stockholders, without prior approval from the Federal Reserve Bank.

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

Part I (Continued)
Item 1 (Continued)

(12)	Regulatory Capital Matters (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  The amounts and ratios as defined in regulations are presented hereafter.  Management believes, as of March 31, 2013, the Company meets all capital adequacy requirements to which it is subject under the regulatory framework for prompt corrective action.  In the opinion of management, there are no conditions or events since prior notification of capital adequacy from the regulators that have changed the institution’s category.

The following table summarizes regulatory capital information as of March 31, 2013 and December 31, 2012 on a consolidated basis and for each significant subsidiary, as defined.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2013

Total Capital to Risk-Weighted Assets
Consolidated	$123,027	16.86%	$58,374	8.00%	NA	NA
Colony Bank	122,914	16.87	58,290	8.00	$72,864	10.00%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	113,859	15.60	29,187	4.00	NA	NA
Colony Bank	113,759	15.61	29,145	4.00	43,718	6.00

Tier 1 Capital to Average Assets
Consolidated	113,859	10.18	44,757	4.00	NA	NA
Colony Bank	113,759	10.18	44,689	4.00	55,861	5.00

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012

Total Capital to Risk-Weighted Assets
Consolidated	$122,630	16.47%	$59,548	8.00%	NA	NA
Colony Bank	123,463	16.61	59,474	8.00	$74,342	10.00%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	113,283	15.22	29,774	4.00	NA	NA
Colony Bank	114,128	15.35	29,737	4.00	44,605	6.00

Tier 1 Capital to Average Assets
Consolidated	113,283	10.22	44,343	4.00	NA	NA
Colony Bank	114,128	10.31	44,282	4.00	55,352	5.00

Part I (Continued)
Item 1 (Continued)

(12)	Regulatory Capital Matters (Continued)

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

(13)	Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period.  Diluted earnings per share reflects the potential dilution of restricted stock and common stock warrants.  Net income available to common stockholders represents net income after preferred stock dividends.  The following table presents earnings per share for the three month period ended March 31, 2013 and 2012:

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012

Numerator
Net Income Available to Common Stockholders	$567	$189

Denominator
Weighted Average Number of Common Shares	8,439	8,439
Outstanding for Basic Earnings Per Common Share

Dilutive Effect of Potential Common Stock
Restricted Stock	--	--
Stock Warrants	--	--
Weighted-Average Number of Shares Outstanding for
Diluted Earnings Per Common Share	8,439	8,439

Earnings Per Share - Basic	$0.07	$0.02

Earnings Per Share - Diluted	$0.07	$0.02

For the three months ended March 31, 2013 and 2012, respectively, the Company has excluded 500 shares of common stock equivalents because the strike price of the common stock equivalents would cause them to have an anti-dilutive effect.

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

The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of March 31, 2013, and the consolidated results of operations for the three months ended March 31, 2013.  This discussion should be read in conjunction with the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2013. Readers should also carefully review all other disclosures we file from time to time with the SEC.

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

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of March 31, 2013 and 2012, and results of operations for each of the three months in the periods ended March 31, 2013 and 2012.  This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

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

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense.  Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities.  Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets.  Net income available to shareholders totaled $567 thousand, or $0.07 diluted per common share, in three months ended March 31, 2013 compared to net income available to shareholders of $189 thousand, or $0.02 diluted per common share, in three months ended March 31, 2012.

Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

	Three Months Ended
	March 31
	2013	2012

Taxable-equivalent net interest income	$9,085	$8,917
Taxable-equivalent adjustment	39	33

Net interest income	9,046	8,884
Provision for possible loan losses	1,500	1,942
Noninterest income	2,210	1,814
Noninterest expense	8,392	7,983

Income before income taxes	1,364	773
Income taxes	427	232

Net income	$937	$541

Preferred stock dividends	370	352

Net income available to common shareholders	$567	$189

Net income available to common shareholders:
Basic	$0.07	$0.02
Diluted	$0.07	$0.02
Return on average assets	0.20%	0.06%
Return on average common equity	2.37%	0.78%

Net income from operations for three months ended March 31, 2013 increased $396 thousand, or 73.20 percent, compared to the same period in 2012.  The increase was primarily the result of an increase of $162 thousand in net interest income, an increase of $396 thousand in noninterest income, and a decrease of $442 thousand in provision for loan losses.  This was offset by an increase of $409 thousand in noninterest expense and an increase of $195 thousand in income taxes.

Part I (Continued)
Item 2 (Continued)

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 80.31 percent of total revenue for three months ended March 31, 2013 and 83.04 percent for the same period a year ago.

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

Part I (Continued)
Item 2 (Continued)

Rate/Volume Analysis

The rate/volume analysis presented hereafter illustrates the change from March 31, 2012 to March 31, 2013 for each component of the taxable equivalent net interest income separated into the amount generated through volume changes and the amount generated by changes in the yields/rates.

	Changes from March 31, 2012 to March 31, 2013
($ in thousands)	Volume	Rate	Total

Interest Income
Loans, Net-taxable	$415	$(462)	$(47)

Investment Securities
Taxable	(213)	(724)	(937)
Tax-exempt	(19)	1	(18)
Total Investment Securities	(232)	(723)	(955)

Interest-Bearing Deposits in other Banks	(11)	2	(9)

Federal Funds Sold	(12)	---	(12)

Other Interest - Earning Assets	(6)	8	2
Total Interest Income	154	(1,175)	(1,021)

Interest Expense
Interest-Bearing Demand and
Savings Deposits	42	(43)	(1)
Time Deposits	(325)	(458)	(783)
Subordinated Debentures	---	(14)	(14)
Other Borrowed Money	(309)	(82)	(391)

Total Interest Expense	(592)	(597)	(1,189)
Net Interest Income	$746	$(578)	$168

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

The Company maintains about 16 percent of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years.  The liabilities to fund assets are primarily in short term certificate of deposits that mature within one year.  This balance sheet composition has allowed the Company to be relatively constant with its net interest margin until 2008.  During 2007 interest rates decreased 100 basis points and this decrease by the Federal Reserve in 2007 followed by 400 basis point decrease in 2008 resulted in significant pressure in net interest margins.  While the Federal Reserve rates have remained unchanged since 2008, the net interest margin increased to 3.45 percent for three months ended March 31, 2013 compared to 3.23 percent for the same period a year ago.  We anticipate continued improvement in the net interest margin in 2013 as a result of our loan and deposit pricing guidance.

Taxable-equivalent net interest income for three months ended March 31, 2013 increased $168 thousand, or 1.88 percent compared to the same period a year ago. The average volume of earning assets during three months ended March 31, 2013 decreased $51.41 million compared to the same period a year ago while over the same period the net interest margin increased by 22 basis points from 3.23 percent to 3.45 percent.  Decline in average earning assets during 2013 was primarily in interest bearing deposits, interest-bearing other assets, investments and federal funds sold.  The increase in the net interest margin in 2013 is primarily the result of reducing and repricing higher cost time deposits and borrowed money.

The average volume of loans increased $28.18 million in three months ended March 31, 2013 compared to the same period a year ago.  The average yield on loans decreased 25 basis points in three months ended March 31, 2013 compared to the same period a year ago. The average volume of investment securities decreased $41.12 million in three months ended March 31, 2013 compared to the same year ago period, while the average yield on investment securities decreased 107 basis points for the same period comparison.  The average volume of deposits decreased $27.80 million in three months ended March 31, 2013 compared to the same period a year ago, with interest-bearing deposits decreasing $44.95 million in three months ended March 31, 2013.  Accordingly, the ratio of average interest-bearing deposits to total average deposits was 88.11 percent in three months ended March 31, 2013 compared to 90.17 percent in the same period a year ago.  This deposit mix, combined with a general decrease in market rates, had the effect of (i) decreasing the average cost of total deposits by 30 basis points in three months ended March 31, 2013 compared to the same period a year ago and, (ii) mitigating a portion of the impact of decreasing yields on earning assets.

The Company’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.33 percent in three months ended March 31, 2013 compared to 3.09 percent in the same period a year ago. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $1.50 million in three months ended March 31, 2013 compared to $1.94 million in the same period a year ago.   See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Part I (Continued)
Item 2 (Continued)

Noninterest Income

The components of noninterest income were as follows:

	Three Months Ended
	March 31
	2013	2012

Service Charges on Deposit Accounts	$1,101	$796
Other Charges, Commissions and Fees	404	419
Other	594	381
Mortgage Fee Income	119	81
Securities Gains	(8)	137

Total	$2,210	$1,814

Total noninterest income for three months ended March 31, 2013 increased $396 thousand, or 21.83 percent compared to the same period year ago.  The increase in noninterest income was primarily in other income and service charges on deposit accounts for three months ended March 31, 2013.  Changes in these items and the other components of noninterest income are discussed in more detail below.

Service Charges on Deposit Accounts.  Service charges on deposit accounts for three months ended March 31, 2013 increased $305 thousand, or 38.32 percent, compared to the same period a year ago.

Mortgage Fee Income.  Mortgage fee income for three months ended March 31, 2013 increased $38 thousand, or 46.91 percent, compared to the same period year ago.   The Company began an initiative during first quarter 2012 to enhance our secondary mortgage lending operations.  This will allow better penetration in the markets that Colony serves and result in increased mortgage fee income.

All Other Noninterest Income.  Other charges, commissions and fees and other income for three months ended March 31, 2013 was $998 thousand compared to $800 thousand in the same year ago period, or an increase of 24.75 percent.  Significant amounts impacting the comparable periods was primarily attributed to premiums on sale of guaranteed loans which increased to $352 thousand in 2013 compared to $105 thousand in 2012, or an increase of 235.24 percent.  ATM and debit card fees increased $33 thousand in 2013 compared to 2012.

Securities Gains.  The Company realized losses in the amount of $8 thousand from the sale of securities in three months ended March 31, 2013 compared to $137 thousand realized gains in the same year ago period.

Part I (Continued)
Item 2 (Continued)

Noninterest Expense

The components of noninterest expense were as follows:

	Three Months Ended
	March 31
	2013	2012

Salaries and Employee Benefits	$4,169	$3,820
Occupancy and Equipment	933	938
Other	3,290	3,225

Total	$8,392	$7,983

Total noninterest expense for three months ended March 31, 2013 increased $409 thousand, or 5.12 percent, compared to the same period a year ago. These items and the changes in the various components of noninterest expense are discussed in more detail below.

Salaries and Employee Benefits.  Salaries and employee benefits expense for three months ended March 31, 2013 increased $349 thousand, or 9.14 percent, compared to the same period a year ago.  The increase is primarily attributable to an increase in headcount related to increased “back office” regulatory compliance demands and merit pay increases.

Occupancy and Equipment.  Occupancy and equipment expense has remained relatively flat in both periods with a decrease of $5 thousand for three months ended March 31, 2013 compared to the same year ago period.

All Other Non-Interest Expense.  All other noninterest expense for three months ended March 31, 2013 increased $65 thousand, or 2.02 percent compared to the same year ago period.  Significant amounts impacting the comparable periods was primarily ATM related expenses.  ATM expenses increased to $154 thousand in 2013 compared to $118 thousand in 2012, or an increase of 30.51 percent.

Loans

The following table presents the composition of the Company’s loan portfolio as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012

Commercial, Financial and Agricultural	$60,762	$61,895
Real Estate
Construction	59,664	59,660
Mortgage, Farmland	48,208	49,057
Mortgage, Other	533,510	538,231
Consumer	28,379	29,778
Other	6,297	8,429
	736,820	747,050
Unearned Interest and Fees	(239)	(234)
Allowance for Loan Losses	(12,930)	(12,737)

Loans	$723,651	$734,079

Overview. Loans totaled $736.8 million at March 31, 2013, down 1.37 percent from December 31, 2012 loans of $747.1 million.  The majority of the Company’s loan portfolio is comprised of the real estate loans-other, real estate construction and commercial, financial and agricultural.  Real estate-other, which is primarily 1-4 family residential properties and nonfarm nonresidential properties, made up 72.41 percent and 72.05 percent of total loans, real estate construction made up 8.10 percent and 7.99 percent, while commercial, financial, and agricultural based loans made up 8.25 percent and 8.29 percent of total loans at March 31, 2013 and December 31, 2012, respectively.

Part I (Continued)
Item 2 (Continued)

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

Commercial, Financial and Agricultural.  Commercial, financial and agricultural loans at March 31, 2013 decreased 1.83 percent from December 31, 2012 to $60.8 million. The Company’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Company’s loan policy guidelines.

Collateral Concentrations.  Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions.  The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk, particularly with the current economic downturn in the real estate market.  At March 31, 2013, approximately 87 percent of the Company’s loan portfolio was concentrated in loans secured by real estate.  A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector.  In addition, a large portion of the Company’s foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions.  Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.

Part I (Continued)
Item 2 (Continued)

Non-Performing Assets and Potential Problem Loans

Non-performing assets and accruing past due loans as of March 31, 2013, December 31, 2012 and March 31, 2012 were as follows:

	March 31, 2013	December 31, 2012	March 31, 2012

Loans Accounted for on Nonaccrual	$20,439	$29,851	$39,367
Loans Accruing Past Due 90 Days or More	--	4	--
Other Real Estate Foreclosed	18,771	15,941	20,989
Securities Accounted for on Nonaccrual	367	366	367
Total Nonperforming Assets	$39,577	$46,162	$60,723

Nonperforming Assets as a Percentage of:
Total Loans and Foreclosed Assets	5.24%	6.05%	8.35%
Total Assets	3.54%	4.05%	5.16%
Supplemental Data:
Trouble Debt Restructured Loans
In Compliance with Modified Terms	26,998	24,870	30,996
Trouble Debt Restructured Loans
Past Due 30-89 Days	152	1,377	--
Accruing Past Due Loans:
30-89 Days Past Due	$11,331	$14,911	$5,342
90 or More Days Past Due	--	4	--
Total Accruing Past Due Loans	$11,331	$14,915	$5,342

Non-performing assets include non-accrual loans, loans past due 90 days or more, foreclosed real estate and nonaccrual securities.   Non-performing assets at March 31, 2013 decreased 14.26 percent from December 31, 2012.

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

The allowances established for probable losses on specific loans are based on a regular analysis and evaluation of classified loans.  Loans are classified based on an internal credit risk grading process that evaluates, among other things: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates.  This analysis is performed at the subsidiary bank level and is reviewed at the parent company level.  Once a loan of $250 thousand or more is classified, it is considered impaired and is reviewed to determine the amount of specific valuation allowance needed, if any.  Specific valuation allowances are determined after considering the borrower’s financial condition, collateral deficiencies, and economic conditions affecting the borrower’s industry, among other things.

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

An allocation for loan losses has been made according to the respective amounts deemed necessary to provide for the possibility of incurred losses within the various loan categories.  The allocation is based primarily on previous charge-off experience adjusted for changes in experience among each category.  Additional amounts are allocated by evaluating the loss potential of individual loans that management has considered impaired.  The reserve for loan loss allocation is subjective since it is based on judgment and estimates, and therefore is not necessarily indicative of the specific amounts or loan categories in which the charge-offs may ultimately occur.  An analysis of the allocation of the reserve for loan losses and a detail of the Company’s loss experience by loan segment is included in footnote 4 in the accompanying notes to the interim financial statements.

The allowance for loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The provision for loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for loan losses decreased $442 thousand from $1.94 million in three months ended March 31, 2012 to $1.50 million in three months ended March 31, 2013.  The provision for loan losses charged to earnings was based upon management’s judgment of the amount necessary to maintain the allowance at an adequate level to absorb losses inherent in the loan portfolio at quarter-end.  The amount each period is dependent upon many factors, including changes in the risk ratings of the loan portfolio, net charge-offs, past due ratios, the value of collateral, and other environmental factors that include portfolio loan quality indicators; portfolio growth and composition of commercial real estate and concentrations; portfolio policies, procedures, underwriting standards, loss recognition, collection and recovery practices; local economic business conditions; and the experience, ability, and depth of lending management and staff.  Of significance to changes in the allowance during the first quarter 2013 was the provision of $1.50 million and net charge-offs of $1.31 million.  Net charge-offs for first quarter 2012 totaled $1.68 million.  The Company believes that collection efforts have reduced impaired loans and the reduction in net charge-offs runs parallel with the improvement in the substandard assets.  As we begin to see stabilization in the economy and the housing and real estate market, we expect continued improvement in our substandard assets, including net charge-offs.

Part I (Continued)
Item 2 (Continued)

Nonperforming assets as a percentage of total loans and foreclosed assets decreased to 5.24 percent at March 31, 2013 compared to 6.05 percent at December 31, 2012 and 8.35 percent at March 31, 2012.  Total nonperforming assets at March 31, 2013 were $39.6 million, of which $22.8 million were construction, land development and other land loans; $6.0 million were 1-4 family residential properties; $0.6 million were multifamily residential properties; $7.0 million were nonfarm nonresidential properties; $2.5 million were farmland properties; and the remainder of nonperforming assets totaling $0.7 million were commercial and consumer loans.  All of the classified loans greater than $250 thousand, including the nonperforming loans, are reviewed throughout the quarter for impairment review.  Total nonperforming assets at December 31, 2012 were $46.2 million, of which $23.9 million were construction, land development and other land loans; $7.2 million were 1-4 family residential properties; $0.6 million were multifamily residential properties; $10.4 million were nonfarm nonresidential properties; $2.4 million were farmland properties; and the remainder of nonperforming assets totaling $1.7 million were commercial and consumer loans.  Total nonperforming assets at March 31, 2012 were $60.7 million, of which $34.7 million were construction, land development and other land loans; $2.7 million were farmland; $4.6 million were 1-4 family residential properties; $0.5 million were multifamily residential properties; $15.8 million were nonfarm nonresidential properties; and the remainder of nonperforming assets totaling $2.4 million were commercial and consumer loans.  The allowance for loan losses of $12.93 million at March 31, 2013 was 1.76 percent of total loans which compares to $12.7 million at December 31, 2012, or 1.70 percent of total loans and to $15.91 million at March 31, 2012, or 2.25 percent.  Unusually high levels of loan loss provision have been required as Company management addresses asset quality deterioration.  While the nonperforming loans as a percentage of total loans was 2.77 percent, 4.00 percent, 5.57 percent, respectively as of March 31, 2013, December 31, 2012 and March 31, 2012, the Company’s allowance for loan losses as a percentage of nonperforming loans was 63.26 percent, 42.66 percent, 40.41 percent, respectively as of March 31, 2013, December 31, 2012 and March 31, 2012.  We continue to identify new problem loans, though at a slower pace than in previous quarters.

While the allowance for loan losses increased from $12.74 million, or 1.70 percent of total loans at December 31, 2012 to $12.93 million, or 1.76 percent of total loans at March 31, 2013, the Company also reflected a decrease in nonperforming loans from $29.86 million at December 31, 2012 to $20.44 million at March 31, 2013 and a decrease in special mention and substandard loans from $83.81 million at December 31, 2012 to $67.47 million at March 31, 2013.  The allowance for loan losses is inherently judgmental, nevertheless the Company’s methodology is consistently applied based on standards for current accounting by creditors for impairment of a loan and allowance allocations determined in accordance with accounting for contingencies.  Loans individually selected for impairment review consist of all loans classified substandard that are $250 thousand and over.  The remaining portfolio is analyzed based on historical loss data.  Loans selected for individual review where no individual impairment amount is identified do not receive any contribution to the allowance for loan losses based on historical data.  Historical loss rates are updated quarterly to provide the annual loss rate which is applied to the appropriate portfolio grades.  In addition, the Company has also segmented its real estate portfolio into thirteen separate categories and captured loan loss experience for each category.  Most of the company’s charge-offs the past two years have been real estate dependent loans and we believe this segmentation provides more accuracy in determining allowance for loan loss adequacy.  In addition, environmental factors as discussed earlier are evaluated for any adjustments needed to the allowance for loan losses determination produced by individual loan impairment analysis and remaining portfolio segmentation analysis.  The allowance for loan losses determination is based on reviews throughout the year and an environmental analysis at quarter end.

As part of our monitoring and evaluation of collateral values for nonperforming and problem loans in determining adequate allowance for loan losses, regional credit officers along with lending officers submit quarterly problem loan reports for loans greater than $250 thousand in which impairment is identified.  This process typically determines collateral shortfall based upon local market real estate value estimates should the collateral be liquidated.  Once the loan is deemed uncollectible, it is transferred to our problem loan department for workout, foreclosure and/or liquidation.  The problem loan department gets a current appraisal on the property in order to record a fair market value (less selling expenses) when the property is foreclosed on and moved into other real estate.

The allowance for loan losses is $193 thousand more than the prior quarter end, after factoring in net-charge offs, additional provisions, and the normal determination for an adequate funding level, management believes the level of the allowance for loan losses was adequate as of March 31, 2013.  Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

Part I (Continued)
Item 2 (Continued)

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the three month periods ended March 31, 2013 and March 31, 2012.

	March 31, 2013		March 31, 2012
	Average	Average	Average	Average
($ in thousands)	Amount	Rate	Amount	Rate

Noninterest-Bearing Demand Deposits	$114,708		$97,560
Interest-Bearing Demand and Savings Deposits	369,059	0.36%	327,795	0.41%
Time Deposits	481,040	1.13%	567,250	1.51%

Total Deposits	$964,807	0.70%	$992,605	1.00%

Average deposits decreased $27.80 million to $964.81 million at March 31, 2013 from $992.61 million at March 31, 2012.  The decrease included a decrease of $86.21 million, or 15.20 percent, related to time deposits.  Accordingly the ratio of average noninterest-bearing deposits to total average deposits was 11.89 percent for three months ended March 31, 2013 compared to 9.83 percent for three months ended March 31, 2012.  The general decrease in market rates, had the effect of (i) decreasing the average cost of total deposits by 30 basis points in three months ended March 31, 2013 compared to the same period a year ago; and (ii) mitigating a portion of the impact of decreasing yields on earning assets.

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

Loan Commitments. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for possible loan losses. Loan commitments outstanding at March 31, 2013 are included in the table in Footnote 10.

Capital and Liquidity

At March 31, 2013, stockholders’ equity totaled $95.4 million compared to $95.8 million at December 31, 2012. In addition to net income of $937 thousand, other significant changes in stockholders’ equity during three months ended March 31, 2013 included $370 thousand of preferred stock dividends declared.  The accumulated other comprehensive income (loss) component of stockholders’ equity totaled $(1.04) million at March 31, 2013 compared to $(150) thousand at December 31, 2012. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale. Under regulatory requirements the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios.  Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. Tier 1 capital consists of common stock and qualifying preferred stockholders’ equity and trust preferred securities less goodwill.  Tier 2 capital consists of certain convertible, subordinated and other qualifying debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets.  The Company has no Tier 2 capital other than the allowance for loan losses.

Part I (Continued)
Item 2 (Continued)

Using the capital requirements presently in effect, the Tier 1 ratio as of March 31, 2013 was 15.60 percent and total Tier 1 and 2 risk-based capital was 16.86 percent.  Both of these measures compare favorably with the regulatory minimum to be adequately capitalized of 4 percent for Tier 1 and 8 percent for total risk-based capital.  The Company’s Tier 1 leverage ratio as of March 31, 2013 was 10.18 percent, which exceeds the required ratio standard of 4 percent.

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

The investment portfolio provides a ready means to raise cash if liquidity needs arise.  As of March 31, 2013, the Company held $288.2 million in bonds (excluding FHLB stock), at current market value in the available for sale portfolio.  At December 31, 2012, the available for sale bond portfolio totaled $268.3 million.  Only marketable investment grade bonds are purchased.  Although most of the banks’ bond portfolios are encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for a sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it primarily determines the Company’s liquidity posture.  Colony had ratios of loans to deposits of 77.3 percent as of March 31, 2013 and 76.3 percent at December 31, 2012.  Management employs alternative funding sources when deposit balances will not meet loan demands.  The ratios of loans to all funding sources (excluding Subordinated Debentures) at March 31, 2013 and December 31, 2012 were 74.2 percent and 73.6 percent, respectively.  Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources.  The stability of the banks’ core deposit base is an important factor in Colony’s liquidity position.  A heavy percentage of the deposit base is comprised of accounts of individuals and small business with comprehensive banking relationships and limited volatility.  At March 31, 2013 and December 31, 2012, Colony had $205.2 million and $211.2 million in certificates of deposit of $100,000 or more.  These larger deposits represented 21.5 percent and 21.6 percent of respective total deposits.  Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed.  Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

As of March 31, 2013, the Company had $25.2 million, or 2.64 percent of total deposits, in brokered certificates of deposit attracted by external third parties.  Additionally, Colony uses external wholesale or Internet services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed.  As of March 31, 2013, the Company had $13.4 million, or 1.41 percent of total deposits in internet deposits.

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

The Bank has also agreed to have and maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as follows:  Tier 1 capital to total average assets of 8% and total risk-based capital to total risk-weighted assets of 10%.  At March 31, 2013, the Bank’s capital ratios were 10.18% and 16.87%, respectively.

Recently Issued Accounting Pronouncements

See Note 1 – Summary of Significant Accounting Policies, under the section headed Changes in Accounting Principles and Effects of New Accounting Pronouncements included in the Notes to Consolidated Financial Statements.

Return on Assets and Stockholders’ Equity

The following table presents selected financial ratios for each of the periods indicated.

	Three Months Ended
	March 31
	2013	2012

Return on Average Assets (1)	0.20%	0.06%

Return on Average Total Equity (1)	2.37%	0.78%

Average Total Equity to Average Assets	8.50%	8.17%

(1)	Computed using annualized net income available to common shareholders.

Part I (Continued)
Item 3

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

AVERAGE BALANCE SHEETS	Three Months Ended			Three Months Ended
	March 31, 2013			March 31, 2012
	Average	Income/	Yields/	Average	Income/	Yields/
($ in thousands)	Balances	Expense	Rates	Balances	Expense	Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Interest and fees
Taxable (1)	$736,897	$10,389	5.64%	$708,722	$10,436	5.89%
Investment Securities
Taxable	271,648	737	1.09%	311,201	1,674	2.15%
Tax-Exempt (2)	2,619	33	5.04%	4,186	51	4.87%
Total Investment Securities	274,267	770	1.12%	315,387	1,725	2.19%
Interest-Bearing Deposits	15,984	11	0.28%	33,973	20	0.24%
Federal Funds Sold	22,131	14	0.25%	40,549	26	0.26%
Interest-Bearing Other Assets	3,345	19	2.27%	5,398	17	1.26%
Total Interest-Earning Assets	1,052,624	$11,203	4.26%	1,104,029	$12,224	4.43%
Non-interest-Earning Assets
Cash and Cash Equivalents	21,267			20,122
Allowance for Loan Losses	(13,292)			(16,215)
Other Assets	63,807			73,646
Total Noninterest-Earning Assets	71,782			77,553
Total Assets	$1,124,406			$1,181,582
Liabilities and Stockholders' Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$369,059	$331	0.36%	$327,795	$332	0.41%
Other Time	481,040	1,355	1.13%	567,250	2,138	1.51%
Total Interest-Bearing Deposits	850,099	1,686	0.79%	895,045	2,470	1.10%
Other Interest-Bearing Liabilities
Other Borrowed Money	35,611	303	3.40%	64,324	694	4.31%
Subordinated Debentures	24,229	129	2.13%	24,229	143	2.36%
Federal Funds Purchased and Repurchase Agreements	--	--	--	--	--	--
Total Other Interest-Bearing Liabilities	59,840	432	2.89%	88,553	837	3.78%
Total Interest-Bearing Liabilities	909,939	$2,118	0.93%	983,598	$3,307	1.34%
Noninterest-Bearing Liabilities and
Stockholders' Equity
Demand Deposits	114,708			97,560
Other Liabilities	4,179			3,896
Stockholders' Equity	95,580			96,528
Total Noninterest-Bearing Liabilities and Stockholders' Equity	214,467			197,984
Total Liabilities and Stockholders' Equity	$1,124,406			$1,181,582

Interest Rate Spread			3.33%			3.09%
Net Interest Income		$9,085			$8,917
Net Interest Margin			3.45%			3.23%

(1)
The average balance of loans includes the average balance of nonaccrual loans.  Income on such loans is recognized and recorded on the cash basis.  Taxable equivalent adjustments totaling $28 and $16 for three month periods ended March 31, 2013 and 2012, respectively, are included in tax-exempt interest on loans.

(2)
Taxable-equivalent adjustments totaling $11 and $17 for three month periods ended March 31, 2013 and 2012, respectively, are included in tax-exempt interest on investment securities.  The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

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

During the quarter ended March 31, 2013, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.8 Employment Agreement, Dated April 27, 2012 Between Edward P. Loomis, Jr. and ColonyBankcorp, Inc.

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

Colony Bankcorp, Inc.

/s/ Edward P. Loomis, Jr.,
Date:	May 6, 2013	Edward P. Loomis, Jr.,
President and Chief Executive Officer

/s/ Terry L. Hester,
Date:	May 6, 2013	Terry L. Hester,
Executive Vice President and Chief Financial Officer