Form 10-Q
period 2013-06-30
COLONY BANKCORP INC
filed 2013-08-05
CIK 711669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 30, 2013	COMMISSION FILE NUMBER 0-12436

COLONY BANKCORP, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

GEORGIA	58-1492391
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

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

YES    ☒                          NO ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, A NON-ACCELERATED FILER OR A SMALLER REPORTING COMPANY.   SEE DEFINITIONS OF "ACCELERATED FILER", "LARGE ACCELERATED FILER" AND "SMALLER REPORTING COMPANY" IN RULE 12b-2 OF THE EXCHANGE ACT.

LARGE ACCELERATED FILER ☐	ACCELERATED FILER ☐
NON-ACCELERATED FILER ☐	SMALLER REPORTING COMPANY ☒
(DO NOT CHECK IF A SMALLER REPORTING COMPANY)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).

YES            ☐   NO    ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS	OUTSTANDING AT AUGUST 5, 2013
COMMON STOCK, $1 PAR VALUE	8,439,258

Forward Looking Statement Disclosure

Certain statements contained in this Quarterly Report that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act), not withstanding that such statements are not specifically identified.  In addition, certain statements may be contained in the Company's future filings with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act.  Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of Colony Bankcorp, Inc. or its management or Board of Directors, including those relating to products or services; (ii) statements of future economic performance; and (iv) statements of assumptions underlying such statements.  Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements.  Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	Loss and regional economic conditions and the impact they may have on the Company and its customers and the Company's assessment of that impact.

•	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.

•	The effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board.

•	Inflation, interest rate, market and monetary fluctuations.

•	Political instability.

•	Acts of war or terrorism.

•	The timely development and acceptance of new products and services and perceived overall value of these products and services by users.

•	Changes in consumer spending, borrowings and savings habits.

•	Technological changes.

•	Acquisitions and integration of acquired businesses.

•	The ability to increase market share and control expenses.

•	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiary must comply.

•	The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters.

•	Changes in the Company's organization, compensation and benefit plans.

•	The costs and effects of litigation and of unexpected or adverse outcomes in such litigation.

•	Greater than expected costs or difficulties related to the integration of new lines of business.

•	The Company's success at managing the risks involved in the foregoing items.

•	Restrictions or conditions imposed by our regulators on our operations, including the terms of our Memorandum of Understanding.

Forward-looking statements speak only as of the date on which such statements are made.  The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.

Readers should carefully review all disclosures we file from time to time with the Securities and Exchange Commission (SEC).

PART 1.	FINANCIAL INFORMATION
ITEM 1

FINANCIAL STATEMENTS

THE FOLLOWING FINANCIAL STATEMENTS ARE PROVIDED FOR COLONY BANKCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY BANK, COLONY BANK

A.	CONSOLIDATED BALANCE SHEETS – JUNE 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012 (AUDITED).

B.	CONSOLIDATED STATEMENTS OF INCOME – FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012 AND FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED).

C.	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012 AND FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED).

D.	CONSOLIDATED STATEMENTS OF CASH FLOWS – FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED).

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING SOLELY OF NORMAL RECURRING ADJUSTMENTS) NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2013 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

Part I (Continued)
Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2013 AND DECEMBER 31, 2012
(DOLLARS IN THOUSANDS)

	June 30, 2013	December 31, 2012
ASSETS	(Unaudited)	(Audited)

Cash and Cash Equivalents
Cash and Due from Banks	$17,051	$29,244
Federal Funds Sold	9,918	20,002
	26,969	49,246
Interest-Bearing Deposits	13,408	21,795
Investment Securities
Available for Sale, at Fair Value	267,131	268,301
Held to Maturity, at Cost (Fair Value of $38 and $42, as of June 30, 2013 and December 31, 2012, Respectively)	38	41
	267,169	268,342

Federal Home Loan Bank Stock, at Cost	3,164	3,364
Loans	744,143	747,050
Allowance for Loan Losses	(12,957)	(12,737)
Unearned Interest and Fees	(266)	(234)
	730,920	734,079
Premises and Equipment	25,035	24,916
Other Real Estate (Net of Allowance of $4,274 and $4,561 as of June 30, 2013 and December 31, 2012, Respectively)	16,128	15,941
Other Intangible Assets	206	224
Other Assets	23,455	21,490
Total Assets	$1,106,454	$1,139,397

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest-Bearing	$111,478	$123,967
Interest-Bearing	831,859	855,718
	943,337	979,685
Borrowed Money
Subordinated Debentures	24,229	24,229
Other Borrowed Money	40,000	35,000
	64,229	59,229

Other Liabilities	7,148	4,724
Commitments and Contingencies
Stockholders' Equity
Preferred Stock, Stated Value $1,000 a Share; Authorized 10,000,000 Shares, Issued 28,000 Shares	27,912	27,827
Common Stock, Par Value $1 a Share; Authorized 20,000,000 Shares, Issued 8,439,258 and 8,439,258 Shares as of June 30, 2013 and December 31, 2012, Respectively	8,439	8,439
Paid-In Capital	29,145	29,145
Retained Earnings	31,590	30,498
Accumulated Other Comprehensive (Loss), Net of Tax	(5,346)	(150)
	91,740	95,759
Total Liabilities and Stockholders' Equity	$1,106,454	$1,139,397

The accompanying notes are an integral part of these statements.

Part I (Continued)
Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 2013 AND 2012
AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Interest Income
Loans, Including Fees	$10,359	$10,433	$20,720	$20,853
Federal Funds Sold	6	30	20	56
Deposits with Other Banks	5	10	16	30
Investment Securities
U.S. Government Agencies	862	1,390	1,574	3,009
State, County and Municipal	31	65	64	131
Corporate Obligations and Asset-Backed Securities	14	25	28	48
Dividends on Other Investments	19	20	38	37
	11,296	11,973	22,460	24,164
Interest Expense
Deposits	1,405	2,253	3,091	4,723
Borrowed Money	436	629	868	1,466
	1,841	2,882	3,959	6,189

Net Interest Income	9,455	9,091	18,501	17,975
Provision for Loan Losses	1,200	1,943	2,700	3,885
Net Interest Income After Provision for Loan Losses	8,255	7,148	15,801	14,090

Noninterest Income
Service Charges on Deposits	1,147	814	2,248	1,610
Other Service Charges, Commissions and Fees	443	328	847	747
Mortgage Fee Income	141	112	260	193
Securities Gains (Losses)	6	743	(2)	880
Other	303	377	897	758
	2,040	2,374	4,250	4,188
Noninterest Expenses
Salaries and Employee Benefits	4,149	3,833	8,318	7,653
Occupancy and Equipment	935	963	1,868	1,901
Other	3,655	3,609	6,945	6,834
	8,739	8,405	17,131	16,388

Income Before Income Taxes	1,556	1,117	2,920	1,890
Income Taxes	570	357	997	589
Net Income	986	760	1,923	1,301
Preferred Stock Dividends	375	357	745	709
Net Income Available to Common Stockholders	$611	$403	$1,178	$592
Net Income Per Share of Common Stock
Basic	$0.07	$0.05	$0.14	$0.07
Diluted	$0.07	$0.05	$0.14	$0.07
Cash Dividends Declared Per Share of Common Stock	$0.00	$0.00	$0.00	$0.00
Weighted Average Basic Shares Outstanding	8,439,258	8,439,258	8,439,258	8,439,258
Weighted Average Diluted Shares Outstanding	8,439,258	8,439,258	8,439,258	8,439,258

The accompanying notes are an integral part of these statements.

Part I (Continued)
Item 1 (Continued)

COLONY BANKCORP INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2013 AND 2012
AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Net Income	$986	$760	$1,923	$1,301

Other Comprehensive Income (Loss), Net of Tax
Gains (Losses) on Securities Arising During the Year	(4,303)	(30)	(5,197)	385
Reclassification Adjustment	(4)	(490)	1	(581)

Change in Net Unrealized Gains (Losses) on Securities Available for Sale, Net of Reclassification Adjustment and Tax Effect	(4,307)	(520)	(5,196)	(196)

Comprehensive Income (Loss)	$(3,321)	$240	$(3,273)	$1,105

The accompanying notes are an integral part of these statements.

Part I (Continued)
Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Six Months Ended
	June 30, 2013	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,923	$1,301
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	777	830
Provision for Loan Losses	2,700	3,885
Securities Gains (Losses)	2	(880)
Amortization and Accretion	1,673	2,073
Loss on Sale of Other Real Estate and Repossessions	540	396
Provision for Losses on Other Real Estate	892	752
Increase in Cash Surrender Value of Life Insurance	(99)	(110)
Other Prepaids, Deferrals and Accruals, Net	2,489	3,817
	10,897	12,064
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Investment Securities Available for Sale	(74,139)	(76,113)
Proceeds from Maturities, Calls, and Paydowns of
Investment Securities:
Available for Sale	29,601	22,989
Held for Maturity	8	7
Proceeds from Sale of Investment Securities
Available for Sale	36,217	60,654
Decrease in Interest-Bearing Deposits in Other Banks	8,387	25,588
Net Loans to Customers	(6,107)	(8,488)
Purchase of Premises and Equipment	(896)	(553)
Proceeds from Sale of Other Real Estate and Repossessions	4,902	5,697
Proceeds from Sale of Federal Home Loan Bank Stock	200	1,239
	(1,827)	31,020
CASH FLOWS FROM FINANCING ACTIVITIES
Noninterest-Bearing Customer Deposits	(12,488)	9,440
Interest-Bearing Customer Deposits	(23,859)	(37,290)
Principal Payments on Other Borrowed Money	(10,500)	(36,000)
Proceeds from Other Borrowed Money	15,500	--
	(31,347)	(63,850)

Net Decrease in Cash and Cash Equivalents	(22,277)	(20,766)
Cash and Cash Equivalents at Beginning of Period	49,246	83,372
Cash and Cash Equivalents at End of Period	$26,969	$62,606

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

The consolidated financial statements in this report are unaudited, except for the December 31, 2012 consolidated balance sheet.  All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company.  The results of operations for the six months ended June 30, 2013, are not necessarily indicative of the results which may be expected for the entire year.

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

Concentrations of Credit Risk

Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions.  The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk, particularly with the current economic downturn in the real estate market.  At June 30, 2013, approximately 87 percent of the Company's loan portfolio was concentrated in loans secured by real estate.  A substantial portion of borrowers' ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector.  The downturn of the housing and real estate market that began in 2007 resulted in an increase of problem loans secured by real estate, of which most are centered in the Company's larger MSA markets.  Declining collateral real estate values that secure land development, construction and speculative real estate loans in the Company's larger MSA markets have resulted in high loan loss provisions in recent years.  In addition, a large portion of the Company's foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions.  Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.

Part I (Continued)
Item 1 (Continued)

(1)  Summary of Significant Accounting Policies (Continued)

Concentrations of Credit Risk (Continued)

The success of the Company is dependent, to a certain extent, upon the economic conditions in the geographic markets it serves. Adverse changes in the economic conditions in these geographic markets would likely have a material adverse effect on the Company's results of operations and financial condition. The operating results of Colony depend primarily on its net interest income. Accordingly, operations are subject to risks and uncertainties surrounding the exposure to changes in the interest rate environment.

At times, the Company may have cash and cash equivalents at financial institutions in excess of federal deposit insurance limits.  The Company places its cash and cash equivalents with high credit quality financial institutions whose credit rating is monitored by management to minimize credit risk.

Investment Securities

The Company classifies its investment securities as trading, available for sale or held to maturity.  Securities that are held principally for resale in the near term are classified as trading.  Trading securities are carried at fair value, with realized and unrealized gains and losses included in noninterest income.  Currently, no securities are classified as trading.  Securities acquired with both the intent and ability to be held to maturity are classified as held to maturity and reported at amortized cost.  All securities not classified as trading or held to maturity are considered available for sale.  Securities available for sale are reported at estimated fair value. Unrealized gains and losses on securities available for sale are excluded from earnings and are reported, net of deferred taxes, in accumulated other comprehensive income (loss), a component of stockholders' equity.  Gains and losses from sales of securities available for sale are computed using the specific identification method. Securities available for sale includes securities, which may be sold to meet liquidity needs arising from unanticipated deposit and loan fluctuations, changes in regulatory capital requirements, or unforeseen changes in market conditions.

The Company evaluates each held to maturity and available for sale security in a loss position for other-than-temporary impairment (OTTI).  In estimating other-than-temporary impairment losses, management considers such factors as the length of time and the extent to which the market value has been below cost, the financial condition of the issuer and the Company's intent to sell and whether it is more likely than not that the Company will be required to sell the security before anticipated recovery of the amortized cost basis.  If the Company intends to sell or if it is more likely than not that the Company will be required to sell the security before recovery, the OTTI write-down is recognized in earnings.  If the Company does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing credit loss, which is recognized in earnings and an amount related to all other factors, which is recognized in other comprehensive income (loss).

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

Part I (Continued)
Item 1 (Continued)

(1)  Summary of Significant Accounting Policies (Continued)

Loans Modified in a Troubled Debt Restructuring (TDR)

Loans are considered to have been modified in a TDR when due to a borrower's financial difficulty, the Company makes certain concessions to the borrower that it would not otherwise consider for new debt with similar risk characteristics.  Modifications may include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of the collateral.  Generally, a non-accrual loan that has been modified in a TDR remains on non-accrual status for a period of 6 months to demonstrate that the borrower is able to meet the terms of the modified loan.  However, performance prior to the modification, or significant events that coincide with the modification, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of loan modification or after a shorter performance period.  If the borrower's ability to meet the revised payment schedule is uncertain, the loan remains on non-accrual status.  Once a loan is modified in a troubled debt restructuring it is accounted for as an impaired loan, regardless of its accrual status, until the loan is paid in full, sold or charged off.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revisions as more information becomes available.

The allowance consists of specific, historical and general components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The historical component covers nonclassified loans and is based on historical loss experience adjusted for qualitative factors. A general component is maintained to cover uncertainties that could affect management's estimate of probable losses.  The general component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and historical losses in the portfolio.  General valuation allowances are based on internal and external qualitative risk factors such as (i) changes in the composition of the loan portfolio, (ii) the extent of loan concentrations within the portfolio, (iii) the effectiveness of the Company's lending policies, procedures and internal controls, (iv) the experience, ability and effectiveness of the Company's lending management and staff, and (v) national and local economics and business conditions.

Loans identified as losses by management, internal loan review and/or regulatory agencies are charged off.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price or the fair value of the collateral if the loan is collateral dependent.

A significant portion of the Company's impaired loans are deemed to be collateral dependent.  Management therefore measures impairment on these loans based on the fair value of the collateral.  Collateral values are determined based on appraisals performed by qualified licensed appraisers hired by the Company or by senior members of the Company's credit administration staff.  The decision whether or not to obtain an external third-party appraisal usually depends on the type of property being evaluated.  External appraisals are usually obtained on more complex, income producing properties such as hotels, shopping centers and businesses.  Less complex properties such as residential lots, farm land and single family houses may be evaluated internally by senior credit administration staff.

Part I (Continued)
Item 1 (Continued)

(1)  Summary of Significant Accounting Policies  (Continued)

Allowance for Loan Losses (Continued)

When the Company does obtain appraisals from external third-parties, the values utilized in the impairment calculation are "as is" or current market values.  The appraisals, whether prepared internally or externally, may utilize a single valuation approach or a combination of approaches including the comparable sales, income and cost approach.  Appraised amounts used in the impairment calculation are typically discounted 10 percent to account for selling and marketing costs, if the repayment of the loan is to come from the sale of the collateral.  Although appraisals are not obtained each year on all impaired loans, the collateral values used in the impairment calculations are evaluated quarterly by management.  Based on management's knowledge of the collateral and the current real estate market conditions, appraised values may be further discounted to reflect facts and circumstances known to management since the initial appraisal was performed.

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

Positions taken in the Company's tax returns may be subject to challenge by the taxing authorities upon examination.  Uncertain tax positions are initially recognized in the consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities.  Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts.  The Company provides for interest and, in some cases, penalties on tax positions that may be challenged by the taxing authorities.  Interest expense is recognized beginning in the first period that such interest would begin accruing.  Penalties are recognized in the period that the Company claims the position in the tax return.  Interest and penalties on income tax uncertainties are classified within income tax expense in the consolidated statement of income.

Other Real Estate

Other real estate generally represents real estate acquired through foreclosure and is initially recorded at estimated fair value at the date of acquisition less the cost of disposal.  Losses from the acquisition of property in full or partial satisfaction of debt are recorded as loan losses. Properties are evaluated regularly to ensure the recorded amounts are supported by current fair values, and valuation allowances are recorded as necessary to reduce the carrying amount to fair value less estimated cost of disposal.  Routine holding costs and gains or losses upon disposition are included in other noninterest expense.

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

Part I (Continued)
Item 1 (Continued)

(2)  Investment Securities

Investment securities as of June 30, 2013 and December 31, 2012 are summarized as follows:

June 30, 2013		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale:
U.S. Government Agencies
Mortgage-Backed	$269,707	$156	$(8,070)	$261,793
State, County & Municipal	4,158	21	(58)	4,121
Corporate Obligations	1,000	85	--	1,085
Asset-Backed Securities	367	--	(235)	132
	$275,232	$262	$(8,363)	$267,131
Securities Held to Maturity:
State, County and Municipal	$38	$--	$--	$38

December 31, 2012		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale:
U.S. Government Agencies
Mortgage-Backed	$263,187	$835	$(962)	$263,060
State, County & Municipal	3,974	34	(4)	4,004
Corporate Obligations	1,000	105	--	1,105
Asset-Backed Securities	366	--	(234)	132
	$268,527	$974	$(1,200)	$268,301
Securities Held to Maturity:
State, County and Municipal	$41	$1	$--	$42

The amortized cost and fair value of investment securities as of June 30, 2013, by contractual maturity, are shown hereafter.  Expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.  This is often the case with mortgage-backed securities, which are disclosed separately in the table below.

	Securities
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due After One Year Through Five Years	$2,751	$2,855	$38	$38
Due After Five Years Through Ten Years	1,754	1,740	--	--
Due After Ten Years	1,020	743	--	--
	5,525	5,338	38	38

Mortgage-Backed Securities	269,707	261,793	--	--
	$275,232	$267,131	$38	$38

Proceeds from the sale of investments available for sale during the first six months of 2013 totaled $36,217 compared to $60,654 for the first six months of 2012.  The sale of investments available for sale during the first six months of 2013 resulted in gross realized gains of $191 and losses of $(193).  The sale of investments available for sale during the first six months of 2012 resulted in gross realized gains of $990 and losses of $(110).

Part I (Continued)
Item 1 (Continued)

(2)  Investment Securities (Continued)

Nonaccrual securities are securities for which principal and interest are doubtful of collection in accordance with original terms and for which accruals of interest have been discontinued due to payment delinquency.  Fair value of securities on nonaccrual status totaled $132 and $132 as of June 30, 2013 and December 31, 2012, respectively.

Investment securities having a carry value approximating $100,326 and $117,451 as of June 30, 2013 and December 31, 2012, respectively, were pledged to secure public deposits and for other purposes.

Information pertaining to securities with gross unrealized losses at June 30, 2013 and December 31, 2012 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

June 30, 2013
U.S. Government Agencies
Mortgage-Backed	$246,778	$(8,070)	$--	$--	$246,778	$(8,070)
State, County and Municipal	1,694	(58)	--	--	1,694	(58)
Asset-Backed Securities	--	--	132	(235)	132	(235)
	$248,472	$(8,128)	$132	$(235)	$248,604	$(8,363)

December 31, 2012
U.S. Government Agencies
Mortgage-Backed	$142,104	$(962)	$--	$--	$142,104	$(962)
State, County and Municipal	1,431	(4)	--	--	1,431	(4)
Asset-Backed Securities	--	--	132	(234)	132	(234)
	$143,535	$(966)	$132	$(234)	$143,667	$(1,200)

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

At June 30, 2013, the debt securities with unrealized losses have depreciated 3.25 percent from the Company's amortized cost basis.  These securities are guaranteed by either the U.S. Government, other governments or U.S. corporations, except for asset-backed securities.  In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer's financial condition.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary.  However, the Company did own one asset-backed security at June 30, 2013 which has been in a continuous unrealized loss position for more than twelve months.  This investment is comprised of one issuance of a trust preferred security, has a book value of $367 and an unrealized loss of $235.  Management evaluates this investment on a quarterly basis utilizing a third-party valuation model.  The Company does not intend to sell this investment, nor does the Company consider it likely that it will be required to sell the investment prior to recovery of the remaining fair value.

Part I (Continued)
Item 1 (Continued)

(3)  Loans

The following table presents the composition of loans segregated by class of loans, as of June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012
Commercial and Agricultural
Commercial	$51,158	$55,684
Agricultural	14,177	6,211

Real Estate
Commercial Construction	52,699	53,808
Residential Construction	8,189	5,852
Commercial	325,317	334,386
Residential	208,562	203,845
Farmland	49,798	49,057

Consumer and Other
Consumer	27,439	29,778
Other	6,804	8,429

Total Loans	$744,143	$747,050

Commercial and industrial loans are extended to a diverse group of businesses within the Company's market area.  These loans are often underwritten based on the borrower's ability to service the debt from income from the business.  Real estate construction loans often require loan funds to be advanced prior to completion of the project.  Due to uncertainties inherent in estimating construction costs, changes in interest rates and other economic conditions, these loans often pose a higher risk than other types of loans.  Consumer loans are originated at the bank level.  These loans are generally smaller loan amounts spread across many individual borrowers to help minimize risk.

Credit Quality Indicators.  As part of the ongoing monitoring of the credit quality of the loan portfolio, management tracks certain credit quality indicators including trends related to (i) the risk grade assigned to commercial and consumer loans, (ii) the level of classified commercial loans, (iii) net charge-offs, (iv) nonperforming loans, and (v) the general economic conditions in the Company's geographic markets.

The Company uses a risk grading matrix to assign a risk grade to each of its loans.  Loans are graded on a scale of 1 to 8.  A description of the general characteristics of the grades is as follows:

•	Grades 1 and 2 – Borrowers with these assigned grades range in risk from virtual absence of risk to minimal risk. Such loans may be secured by Company-issued and controlled certificates of deposit or properly margined equity securities or bonds. Other loans comprising these grades are made to companies that have been in existence for a long period of time with many years of consecutive profits and strong equity, good liquidity, excellent debt service ability and unblemished past performance, or to exceptionally strong individuals with collateral of unquestioned value that fully secures the loans. Loans in this category fall into the "pass" classification.

•	Grades 3 and 4 – Loans assigned these "pass" risk grades are made to borrowers with acceptable credit quality and risk. The risk ranges from loans with no significant weaknesses in repayment capacity and collateral protection to acceptable loans with one or more risk factors considered to be more than average.

•	Grade 5 – This grade includes "special mention" loans on management's watch list and is intended to be used on a temporary basis for pass grade loans where risk-modifying action is intended in the short-term.

•	Grade 6 – This grade includes "substandard" loans in accordance with regulatory guidelines. This category includes borrowers with well-defined weaknesses that jeopardize the payment of the debt in accordance with the agreed terms. Loans considered to be impaired are assigned this grade, and these loans often have assigned loss allocations as part of the allowance for loan and lease losses. Generally, loans on which interest accrual has been stopped would be included in this grade.

Part I (Continued)
Item 1 (Continued)

•	Grades 7 and 8 – These grades correspond to regulatory classification definitions of "doubtful" and "loss," respectively. In practice, any loan with these grades would be for a very short period of time, and generally the Company has no loans with these assigned grades. Management manages the Company's problem loans in such a way that uncollectible loans or uncollectible portions of loans are charged off immediately with any residual, collectible amounts assigned a risk grade of 6.

The following table presents the loan portfolio by credit quality indicator (risk grade) as of June 30, 2013 and December 31, 2012.  Those loans with a risk grade of 1, 2, 3 or 4 have been combined in the pass column for presentation purposes.

June 30, 2013
	Pass	Special Mention	Substandard	Total Loans
Commercial and Agricultural
Commercial	$45,294	$1,778	$4,086	$51,158
Agricultural	14,148	16	13	14,177

Real Estate
Commercial Construction	40,316	2,128	10,255	52,699
Residential Construction	7,981	208	--	8,189
Commercial	301,651	10,783	12,883	325,317
Residential	185,643	13,184	9,735	208,562
Farmland	45,293	711	3,794	49,798

Consumer and Other
Consumer	26,309	385	745	27,439
Other	6,728	3	73	6,804

Total Loans	$673,363	$29,196	$41,584	$744,143

December 31, 2012
	Pass	Special Mention	Substandard	Total Loans
Commercial and Agricultural
Commercial	$49,947	$1,418	$4,319	$55,684
Agricultural	6,156	--	55	6,211

Real Estate
Commercial Construction	37,256	1,664	14,888	53,808
Residential Construction	5,749	103	--	5,852
Commercial	298,222	9,759	26,405	334,386
Residential	183,222	11,413	9,210	203,845
Farmland	45,495	914	2,648	49,057

Consumer and Other
Consumer	28,840	293	645	29,778
Other	8,351	9	69	8,429

Total Loans	$663,238	$25,573	$58,239	$747,050

A loan's risk grade is assigned at the inception of the loan and is based on the financial strength of the borrower and the type of collateral.  Loan risk grades are subject to reassessment at various times throughout the year as part of the Company's ongoing loan review process.  Loans with an assigned risk grade of 6 or below and an outstanding balance of $250,000 or more are reassessed on a quarterly basis.  During this reassessment process individual reserves may be identified and placed against certain loans which are not considered impaired.

Part I (Continued)
Item 1 (Continued)

(3) Loans (Continued)

In assessing the overall economic condition of the markets in which it operates, the Company monitors the unemployment rates for its major service areas.  The unemployment rates are reviewed on a quarterly basis as part of the allowance for loan loss determination.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due.  Generally, loans are placed on nonaccrual status if principal or interest payments become 90 days past due or when, in management's opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provision.  Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due.  Nonaccrual loans totaled $24,685 and $29,851 as of June 30, 2013 and December 31, 2012, respectively, and total recorded investment in loans past due 90 days or more and still accruing interest approximated $0 and $4, respectively.

The following table represents an age analysis of past due loans and nonaccrual loans, segregated by class of loans, as of June 30, 2013 and December 31, 2012:

June 30, 2013
	Accruing Loans
		90 Days
	30-89 Days	or More	Total Accruing	Nonaccrual
	Past Due	Past Due	Loans Past Due	Loans	Current Loans	Total Loans
Commercial and Agricultural
Commercial	$691	$--	$691	$2,432	$48,035	$51,158
Agricultural	--	--	--	--	14,177	14,177

Real Estate
Commercial Construction	494	--	494	10,166	42,039	52,699
Residential Construction	--	--	--	--	8,189	8,189
Commercial	2,244	--	2,244	5,234	317,839	325,317
Residential	3,651	--	3,651	4,340	200,571	208,562
Farmland	349	--	349	2,307	47,142	49,798

Consumer and Other
Consumer	483	--	483	206	26,750	27,439
Other	--	--	--	--	6,804	6,804

Total Loans	$7,912	$--	$7,912	$24,685	$711,546	$744,143

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

Part I (Continued)
Item 1 (Continued)

(3) Loans (Continued)

The following table details impaired loan data as of June 30, 2013:

June 30, 2013
	Unpaid
	Contractual			Average	Interest	Interest
	Principal	Impaired	Related	Recorded	Income	Income
	Balance	Balance	Allowance	Investment	Recognized	Collected

With No Related Allowance Recorded
Commercial	$174	$172	$--	$147	$4	$6
Agricultural	--	--	--	20	--	--
Commercial Construction	3,969	1,699	--	3,330	12	12
Residential Construction	--	--	--	--	--	--
Commercial Real Estate	10,879	10,148	--	12,740	112	133
Residential Real Estate	4,327	3,685	--	3,033	62	67
Farmland	2,307	2,307	--	2,427	1	1
Consumer	217	206	--	212	4	6
Other	--	--	--	--	--	--

	21,873	18,217	--	21,909	195	225

With An Allowance Recorded
Commercial	2,374	2,374	551	1,919	22	30
Agricultural	--	--	--	--	--	--
Commercial Construction	11,017	8,467	1,580	6,578	6	9
Residential Construction	--	--	--	--	--	--
Commercial Real Estate	13,436	13,436	1,080	11,677	240	234
Residential Real Estate	4,791	4,078	982	4,997	40	37
Farmland	--	--	--	--	--	--
Consumer	--	--	--	--	--	--
Other	--	--	--	--	--	--

	31,618	28,355	4,193	25,171	308	310

Total
Commercial	2,548	2,546	551	2,066	26	36
Agricultural	--	--	--	20	--	--
Commercial Construction	14,986	10,166	1,580	9,908	18	21
Residential Construction	--	--	--	--	--	--
Commercial Real Estate	24,315	23,584	1,080	24,417	352	367
Residential Real Estate	9,118	7,763	982	8,030	102	104
Farmland	2,307	2,307	--	2,427	1	1
Consumer	217	206	--	212	4	6
Other	--	--	--	--	--	--

	$53,491	$46,572	$4,193	$47,080	$503	$535

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

Part I (Continued)
Item 1 (Continued)

(3) Loans (Continued)

The following table details impaired loan data as of June 30, 2012:

June 30, 2012
	Unpaid
	Contractual			Average	Interest	Interest
	Principal	Impaired	Related	Recorded	Income	Income
	Balance	Balance	Allowance	Investment	Recognized	Collected

With No Related Allowance Recorded
Commercial	$1,546	$1,456	$--	$1,568	$49	$40
Agricultural	45	45	--	42	--	--
Commercial Construction	11,998	9,694	--	11,079	(7)	4
Residential Construction	--	--	--	--	--	--
Commercial Real Estate	33,857	28,254	--	30,136	358	325
Residential Real Estate	2,748	2,152	--	2,280	46	42
Farmland	2,340	2,297	--	2,297	32	44
Consumer	256	237	--	225	3	5
Other	38	36	--	40	--	--

	52,828	44,171	--	47,667	481	460

With An Allowance Recorded
Commercial	290	290	300	300	2	5
Agricultural	--	--	--	--	--	--
Commercial Construction	17,961	12,966	2,111	11,954	--	--
Residential Construction	--	--	--	--	--	--
Commercial Real Estate	5,163	5,141	1,462	4,394	55	53
Residential Real Estate	4,852	4,139	868	4,092	46	45
Farmland	--	--	--	130	--	--
Consumer	--	--	--	--	--	--
Other	--	--	--	--	--	--

	28,266	22,536	4,741	20,870	103	103

Total
Commercial	1,836	1,746	300	1,868	51	45
Agricultural	45	45	--	42	--	--
Commercial Construction	29,959	22,660	2,111	23,033	(7)	4
Residential Construction	--	--	--	--	--	--
Commercial Real Estate	39,020	33,395	1,462	34,530	413	378
Residential Real Estate	7,600	6,291	868	6,372	92	87
Farmland	2,340	2,297	--	2,427	32	44
Consumer	256	237	--	225	3	5
Other	38	36	--	40	--	--

	$81,094	$66,707	$4,741	$68,537	$584	$563

Part I (Continued)
Item 1 (Continued)

(3) Loans (Continued)

Troubled Debt Restructurings (TDRs) are troubled loans on which the original terms of the loan have been modified in favor of the borrower due to deterioration in the borrower's financial condition.  Each potential loan modification is reviewed individually and the terms of the loan are modified to meet the borrower's specific circumstances at a point in time.  Not all loan modifications are TDRs.  Loan modifications are reviewed and approved by the Company's senior lending staff, who then determine whether the loan meets the criteria for a TDR.  Generally, the types of concessions granted to borrowers that are evaluated in determining whether a loan is classified as a TDR include:

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

As discussed in Note 1, Summary of Significant Accounting Policies, once a loan is identified as a TDR, it is accounted for as an impaired loan.  The Company had no unfunded commitments to lend to a customer that has a troubled debt restructured loan as of June 30, 2013.  The following tables present the number of loan contracts restructured during the three and six month period ended June 30, 2013 and June 30, 2012.  It shows the pre- and post-modification recorded investment as well as the number of contracts and the recorded investment for those TDRs modified during the previous twelve months which subsequently defaulted during the period.  Loans modified in a troubled debt restructuring are considered to be in default once the loan becomes 90 days past due.

	Three Months Ending June 30, 2013			Six Months Ending June 30, 2013
Troubled Debt Restructurings
	# of Contracts	Pre-Modification	Post-Modification	# of Contracts	Pre-Modification	Post-Modification

Commercial	--	$--	$--	1	$84	$81
Commercial Construction	2	229	226	2	229	226
Commercial RE	1	226	226	1	226	226
Residential RE	--	--	--	2	1,024	1,001

Total Loans	3	$455	$452	6	$1,563	$1,534

	Three Months Ending June 30, 2013			Six Months Ending June 30, 2013
Troubled Debt Restructurings
That Subsequently Defaulted
	# of Contracts	Recorded Investment		# of Contracts	Recorded Investment

Commercial Construction	----	$	----	----	$	----
Residential RE	----		----	----		----

Total Loans	----	$	----	----	$	----

Part I (Continued)
Item 1 (Continued)

(3) Loans (Continued)

	Three Months Ending June 30, 2012					Six Months Ending June 30, 2012
Troubled Debt Restructurings
	# of Contracts	Pre-Modification		Post-Modification		# of Contracts	Pre-Modification	Post-Modification

Commercial RE	----	$	----	$	----	1	$57	$57
Residential RE	----		----		----	1	227	224

Total Loans	----	$	----	$	----	2	$284	$281

	Three Months Ending June 30, 2012			Six Months Ending June 30, 2012
Troubled Debt Restructurings
That Subsequently Defaulted
	# of Contracts	Recorded Investment		# of Contracts	Recorded Investment

Commercial Construction	----	$	----	1	$64
Residential RE	----		----	1	50

Total Loans	----	$	----	2	$114

At June 30, 2013 all restructured loans were performing as agreed.

(4)  Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses, segregated by class of loan, for the six month period ended June 30, 2013 and June 30, 2012.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other loan categories and periodically may result in reallocation within the provision categories.

June 30, 2013
	Beginning				Ending
	Balance	Charge-Offs	Recoveries	Provision	Balance

Commercial and Agricultural
Commercial	$981	$(45)	$38	$43	$1,017
Agricultural	296	(27)	4	26	299

Real Estate
Commercial Construction	1,890	(791)	120	756	1,975
Residential Construction	138	--	--	--	138
Commercial	5,163	(1,425)	85	1,361	5,184
Residential	3,406	(279)	18	267	3,412
Farmland	291	(21)	16	20	306

Consumer and Other
Consumer	228	(233)	55	223	273
Other	344	(4)	9	4	353

	$12,737	$(2,825)	$345	$2,700	$12,957

Part I (Continued)
Item 1 (Continued)

(4)  Allowance for Loan Losses (Continued)

June 30, 2012
	Beginning				Ending
	Balance	Charge-Offs	Recoveries	Provision	Balance

Commercial and Agricultural
Commercial	$1,071	$(230)	$96	$105	$1,042
Agricultural	297	--	--	--	297

Real Estate
Commercial Construction	3,123	(474)	35	578	3,262
Residential Construction	138	--	--	--	138
Commercial	6,448	(3,397)	18	2,876	5,945
Residential	3,695	(275)	5	285	3,710
Farmland	365	(39)	5	--	331

Consumer and Other
Consumer	205	(41)	48	41	253
Other	308	--	7	--	315

	$15,650	$(4,456)	$214	$3,885	$15,293

During 2012, the Company changed its loss history period used in calculating the ALLL from a one year average to a rolling eight quarter average.  At June 30, 2012 the loss history period used was based on the annual loss rate from calendar year 2011, whereas the loss history period used at June 30, 2013 was based on the loss rate from the eight quarters ended March 31, 2013.

The Company determines its individual reserves during its quarterly review of substandard loans.  This process involves reviewing all loans with a risk grade of 6 or greater and an outstanding balance of $250,000 or more, regardless of the loans impairment classification.  Effective March 31, 2013, management increased the dollar threshold of this review process from $50,000 to $250,000.  The threshold change resulted in loans totaling $3.1 million at June 30, 2013 being removed from the individual impairment review process and being placed in the collective review process.  These loans are now subject to general reserves.

Since not all loans in the substandard category are considered impaired, this quarterly review process may result in the identification of specific reserves on nonimpaired loans.  Management considers those loans graded substandard, but not classified as impaired, to be higher risk loans and, therefore, makes specific allocations to the allowance for those loans if warranted.  The total of such loans is $8,154 and $14,994 as of June 30, 2013 and 2012, respectively.  Specific allowance allocations were made for these loans totaling $615 and $1,570 as of June 30, 2013 and 2012, respectively.  Since these loans are not considered impaired, both the loan balance and related specific allocation are included in the "Collectively Evaluated for Impairment" column of the following tables.

At June 30, 2013, impaired loans totaling $2.17 million were below the $250,000 review threshold and were not individually reviewed for impairment.  Those loans were subject to the bank's general loan loss reserve methodology and are included in the "Collectively Evaluated for Impairment" column of the following tables.  Likewise, at June 30, 2012, impaired loans totaling $748 thousand were below the $50,000 review threshold and were subject to the bank's general loan loss reserve methodology and are included in the "Collectively Evaluated for Impairment" column of the following tables.

Part I (Continued)
Item 1 (Continued)

(4)  Allowance for Loan Losses (Continued)

The following tables present breakdowns of the allowance for loan losses, segregated by impairment methodology for June 30, 2013 and 2012:

June 30, 2013
	Ending Allowance Balance			Ending Loan Balance

	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
Commercial and Agricultural
Commercial	$551	$466	$1,017	$2,388	$48,770	$51,158
Agricultural	--	299	299	--	14,177	14,177

Real Estate
Commercial Construction	1,580	395	1,975	10,007	42,692	52,699
Residential Construction	--	138	138	--	8,189	8,189
Commercial	1,080	4,104	5,184	23,144	302,173	325,317
Residential	982	2,430	3,412	6,591	201,971	208,562
Farmland	--	306	306	2,277	47,521	49,798

Consumer and Other
Consumer	--	273	273	--	27,439	27,439
Other	--	353	353	--	6,804	6,804

Total End of Period Balance	$4,193	$8,764	$12,957	$44,407	$699,736	$744,143

June 30, 2012
	Ending Allowance Balance			Ending Loan Balance

	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
Commercial and Agricultural
Commercial	$300	$742	$1,042	$1,721	$53,553	$55,274
Agricultural	--	297	297	--	11,284	11,284

Real Estate
Commercial Construction	2,111	1,151	3,262	22,595	33,773	56,368
Residential Construction	--	138	138	--	4,169	4,169
Commercial	1,462	4,483	5,945	33,395	275,541	308,936
Residential	868	2,842	3,710	5,951	187,239	193,190
Farmland	--	331	331	2,277	46,471	48,748

Consumer and Other
Consumer	--	253	253	20	29,632	29,652
Other	--	315	315	--	8,740	8,740

Total End of Period Balance	$4,741	$10,552	$15,293	$65,959	$650,402	$716,361

Part I (Continued)
Item 1 (Continued)

(5)  Other Real Estate Owned

The aggregate carrying amount of Other Real Estate Owned (OREO) at June 30, 2013 and December 31, 2012 was $16,128 and $15,941, respectively.  All of the Company's other real estate owned represents properties acquired through foreclosure or deed in lieu of foreclosure.  The following table details the change in OREO for the six months ended June 30, 2013 and the year ended December 31, 2012.

	Six Months Ended	Twelve Months Ended
	June 30, 2013	December 31, 2012

Balance, Beginning	$15,941	$20,445

Additions	6,339	9,729
Sales of OREO	(4,720)	(9,712)
Gain (Loss) on Sale	(540)	(1,819)
Provision for Losses	(892)	(2,702)

Balance, Ending	$16,128	$15,941

(6) Deposits

The aggregate amount of overdrawn deposit accounts reclassified as loan balances totaled $378 and $389 as of June 30, 2013 and December 31, 2012.

Components of interest-bearing deposits as of June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
Interest-Bearing Demand	$305,935	$314,031
Savings	54,026	48,777
Time, $100,000 and Over	222,749	211,245
Other Time	249,149	281,665
	$831,859	$855,718

At June 30, 2013 and December 31, 2012, the Company had brokered deposits of $33,825 and $28,230 respectively.  Of the $33,825 brokered deposits at June 30, 2013, $33,825 represented Certificate of Deposits Account Registry Service (CDARS) reciprocal deposits in which customers placed core deposits into the CDARS program for FDIC insurance coverage and the Company received reciprocal brokered deposits in a like amount.  Thus, brokered deposits less the reciprocal deposits totaled $0 at June 30, 2013 and December 31, 2012.  The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $100,000 was approximately $155,284 and $161,531 as of June 30, 2013 and December 31, 2012, respectively.

As of  June 30, 2013 and December 31, 2012,  the scheduled maturities of certificates of deposits are as follows:

Maturity	June 30, 2013	December 31, 2012
One Year and Under	$342,295	$388,484
One to Three Years	102,588	87,464
Three Years and Over	27,015	16,962
	$471,898	$492,910

Part I (Continued)
Item 1 (Continued)

(7) Other Borrowed Money

Other borrowed money at June 30, 2013 and December 31, 2012 is summarized as follows:

	June 30, 2013	December 31, 2012
Federal Home Loan Bank Advances	$40,000	$35,000

Advances from the Federal Home Loan Bank (FHLB) have maturities ranging from 2017 to 2020 and interest rates ranging from 0.52 percent to 4.75 percent.  As collateral on the outstanding FHLB advances, the Company has provided a blanket lien on its portfolio of qualifying residential first mortgage loans and commercial loans.  At June 30, 2013 the book value of those loans pledged was approximately $85,471.  At June 30, 2013 the Company had remaining credit availability from the FHLB of approximately $127,380.  The Company may be required to pledge additional qualifying collateral in order to utilize the full amount of the remaining credit line.

The aggregate stated maturities of  other borrowed money at June 30, 2013 are as follows:

Year	Amount
2017	$9,000
2018 and Thereafter	31,000
$40,000

The Company also has available federal funds lines of credit with various financial institutions totaling $43,000, of which there were none outstanding at June 30, 2013.

The Company has the ability to borrow funds from the Federal Reserve Bank (FRB) of Atlanta utilizing the discount window.  The discount window is an instrument of monetary policy that allows eligible institutions to borrow money from the FRB on a short-term basis to meet temporary liquidity shortages caused by internal or external disruptions.  At June 30, 2013, the Company had borrowing capacity available under this arrangement, with no outstanding balances.  The Company would be required to pledge certain available-for-sale investment securities as collateral under this agreement.

In addition, at June 30, 2013, the Company had an available repurchase agreement line of credit with a third party totaling $50,000.  Use of this credit facility is subject to the underwriting and risk management policies of the third party in effect at the time of the request.  Such policies may take into consideration current market conditions, the current financial condition of the Company and the ability of the Company to provide adequate securities as collateral for the transaction, among other factors.

(8) Preferred Stock and Warrants

On January 9, 2009, the Company issued to the United States Department of the Treasury (Treasury), in exchange for aggregate consideration of $28.0 million, (i) 28,000 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A, (the Preferred Stock), and (ii) a warrant (the Warrant) to purchase up to 500,000 shares (the Warrant Common Stock) of the Company's common stock.  Upon receipt of the aggregate consideration from the Treasury on January 9, 2009, the Company allocated the $28.0 million proceeds on a pro rata basis to the Preferred Stock and the Warrant based on relative fair values.  As a result, the Company allocated $27.22 million of the aggregate proceeds to the Preferred Stock, and $780 thousand was allocated to the Warrant.  The discount recorded on the Preferred Stock that resulted from allocating a portion of the proceeds to the Warrant is being accreted directly to retained earnings over a 5-year period applying a level yield.

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

The Warrant may be exercised on or before January 9, 2019 at an exercise price of $8.40 per share.  The holder of the warrant may not exercise voting power with respect to any shares of Warrant Common Stock until the Warrant has been exercised.

Part I (Continued)
Item 1 (Continued)

(8) Preferred Stock and Warrants (Continued)

On February 13, 2012, the Company announced the suspension of dividends on the Preferred Stock.  At June 30, 2013, there were accumulated dividends in arrears of $2.36 million, including related accrued interest.  Cumulative dividends on the Preferred Shares will continue to accrue at a rate of 5 percent per annum for the first five years from initial issuance and at a rate of 9 percent per annum thereafter.  The Preferred Stock continues to have no maturity date and ranks senior to the Company's Common Stock.  The Preferred Stock continues to be redeemable at the option of the Company at 100 percent of their liquidation preference, plus any accrued and unpaid dividends.

On January 29, 2013, the Company's 28,000 shares of Preferred Stock was sold by the Treasury to the public through a modified dutch auction.  On June 5, 2013, the Company's Warrant for 500,000 shares of common stock was also sold by the Treasury to the public through an auction.  Neither the sale of the Preferred Stock nor the sale of the Warrant to new investors resulted in any accounting entries and neither transaction had an impact on the Company's capital position.

 (9) Subordinated Debentures (Trust Preferred Securities)

			3 month	Added	Total		5 Year
Description	Date	Amount	Libor Rate	Points	Rate	Maturity	Call Option
Colony Bankcorp Statutory Trust III	6/17/2004	4,500	0.27325	2.68	2.95325	6/14/2034	6/17/2009
Colony Bankcorp Capital Trust I	4/13/2006	5,000	0.27400	1.50	1.77400	4/13/2036	4/13/2011
Colony Bankcorp Capital Trust II	3/12/2007	9,000	0.27400	1.65	1.92400	3/12/2037	3/12/2012
Colony Bankcorp Capital Trust III	9/14/2007	5,000	0.27560	1.40	1.67560	9/14/2037	9/14/2012

The Trust Preferred Securities are recorded as subordinated debentures on the consolidated balance sheets, but subject to certain limitations, qualify as Tier 1 Capital for regulatory capital purposes.  The proceeds from the offering were used to fund the cash portion of the Quitman acquisition, payoff holding company debt, and inject capital into bank subsidiaries.

On February 13, 2012, the Company announced the suspension of the quarterly interest payments on the Trust Preferred Securities.  Under the terms of the trust documents, the Company may defer payments of interest for up to 20 consecutive quarterly periods without default or penalty.  The regularly scheduled interest payments will continue to be accrued for payment in the future and reported as an expense in the current period.  At June 30, 2013, accrued but unpaid interest expense totaled $810.

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

The Company's exposure to credit loss is represented by the contractual amount of these commitments.  The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

At June 30, 2013 and December 31, 2012 the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	June 30, 2013	December 31, 2012

Loan Commitments	$63,570	$64,147
Letters of Credit	1,000	1,141

Part I (Continued)
Item 1 (Continued)

(10) Commitments and Contingencies (Continued)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The commitments for equity lines of credit may expire without being drawn upon.  Therefore, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if it is deemed necessary by the Company, is based on management's credit evaluation of the customer.

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

(11) Fair Value of Financial Instruments and Fair Value Measurements

Generally accepted accounting standards in the U.S. require disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value.  The assumptions used in the estimation of the fair value of Colony Bankcorp, Inc. and Subsidiary's financial instruments are detailed hereafter.  Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques.  The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  The following disclosures should not be considered a surrogate of the liquidation value of the Company, but rather a good-faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination or issuance.

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

The carrying amount, estimated fair values, and placement in the fair value hierarchy of the Company's financial instruments as of June 30, 2013 and December 31, 2012 are as follows:

	Fair Value Measurements at
	June 30, 2013
	Carrying	Estimated	Level	Level	Level
	Value	Fair Value	1	2	3

Assets
Cash and Short-Term Investments	$40,377	$40,377	$40,377	$ ---	$ ---
Investment Securities Available for Sale	267,131	267,131	---	266,002	1,129
Investment Securities Held to Maturity	38	38	---	38	---
Federal Home Loan Bank Stock	3,164	3,164	3,164	---	---
Loans, Net	730,920	730,084	---	705,922	24,162

Liabilities
Deposits	943,337	944,685	471,439	473,246	---
Subordinated Debentures	24,229	24,229	24,229	---	---
Other Borrowed Money	40,000	41,450	---	41,450	---

	Fair Value Measurements at
	December 31, 2012
	Carrying	Estimated	Level	Level	Level
	Value	Fair Value	1	2	3

Assets
Cash and Short-Term Investments	$71,041	$71,041	$71,041	$ ---	$ ---
Investment Securities Available for Sale	268,301	268,301	---	267,163	1,138
Investment Securities Held to Maturity	41	42	---	42	---
Federal Home Loan Bank Stock	3,364	3,364	3,364	---	---
Loans, Net	734,079	735,115	---	713,109	22,006

Liabilities
Deposits	979,685	982,215	486,775	495,440	---
Subordinated Debentures	24,229	24,229	24,229	---	---
Other Borrowed Money	35,000	38,424	---	38,424	---

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument.  Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on many judgments.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

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

•	Level 3	inputs to the valuation methodology are unobservable and represent the Company's own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Assets

Securities – Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy.  Level 1 inputs include securities that have quoted prices in active markets for identical assets.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow.  Examples of such instruments, which would generally be classified within level 2 of the valuation hierarchy, include certain collateralized mortgage and debt obligations and certain high-yield debt securities.  In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy.  When measuring fair value, the valuation techniques available under the market approach, income approach and/or cost approach are used.   The Company's evaluations are based on market data and the Company employs combinations of these approaches for its valuation methods depending on the asset class.

Impaired loans – Impaired loans are those that are accounted for under ASC Sub-topic 310-40, Troubled Debt Restructurings by Creditors, in which the Company has measured impairment generally based on the fair value of the loan's collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

Other Real Estate – Other real estate owned assets are adjusted to fair value less estimated selling costs upon transfer of the loans to other real estate owned.  Typically, an external, third-party appraisal is performed on the collateral upon transfer into the other real estate owned account to determine the asset's fair value.  Subsequent adjustments to the collateral's value may be based upon either updated third-party appraisals or management's knowledge of the collateral and the current real estate market conditions.  Appraised amounts used in determining the asset's fair value, whether internally or externally prepared, are discounted 10 percent to account for selling and marketing costs.  Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available.  Such adjustments are typically significant and result in a level 3 classification of the inputs for determining fair value.  Because of the high degree of judgment required in estimating the fair value of other real estate owned assets and because of the relationship between fair value and general economic conditions, we consider the fair value of other real estate owned assets to be highly sensitive to changes in market conditions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis – The following table presents the recorded amount of the Company's assets measured at fair value on a recurring and nonrecurring basis as of June 30, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.  The table below includes only impaired loans with a specific reserve and only other real estate properties with a valuation allowance at June 30, 2013.  Those impaired loans and other real estate properties are shown net of the related specific reserves and valuation allowances.

Part I (Continued)
Item 1 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in			Significant
		Active Markets for		Significant Other	Unobservable
	Total Fair	Identical Assets		Observable	Inputs
June 30, 2013	Value	(Level 1)		Inputs (Level 2)	(Level 3)

Recurring Securities Available for Sale
U.S. Government Agencies
Mortgage-Backed	$261,793	$	---	$261,793	$ ---
State, County and Municipal	4,121		---	3,124	997
Corporate Obligations	1,085		---	1,085	---
Asset-Backed Securities	132		---	---	132
	$267,131	$	---	$266,002	$1,129

Nonrecurring
Impaired Loans	$24,162	$	---	$ ---	$24,162

Other Real Estate	$8,102	$	---	$ ---	$8,102

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in			Significant
		Active Markets for		Significant Other	Unobservable
	Total Fair	Identical Assets		Observable	Inputs
December 31, 2012	Value	(Level 1)		Inputs (Level 2)	(Level 3)

Recurring Securities Available for Sale
U.S. Government Agencies
Mortgage-Backed	$263,060	$	---	$263,060	$ ---
State, County and Municipal	4,004		---	2,998	1,006
Corporate Obligations	1,105		---	1,105	---
Asset-Backed Securities	132		---	---	132
	$268,301	$	---	$267,163	$1,138

Nonrecurring
Impaired Loans	$22,006	$	---	$ ---	$22,006

Other Real Estate	$8,817	$	---	$ ---	$8,817

Liabilities

The Company did not identify any liabilities that are required to be presented at fair value.

Part I (Continued)
Item 1 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

The following table presents quantitative information about the significant unobservable inputs used in the fair value measurements for assets in level 3 of the fair value hierarchy measured on a nonrecurring basis at June 30, 2013.  This table is comprised primarily of collateral dependent impaired loans and other real estate owned:

		Valuation	Unobservable	Range
	June 30, 2013	Techniques	Inputs	Weighted Avg

Impaired Loans
Commercial	$1,823	Sales Comparison	Adjustment for Differences	0.00% - 0.00%
			Between the Comparable Sales	0.00%

			Management Adjustments for	0.00% - 90.00%
			Age of Appraisals and/or Current	45.00%
			Market Conditions

Real Estate
Commercial Construction	6,887	Sales Comparison	Adjustment for Differences	(80.00%) - 450.00%
			Between the Comparable Sales	185.00%

			Management Adjustments for	0.00% - 25.00%
			Age of Appraisals and/or Current	12.50%
			Market Conditions

		Income Approach	Capitalization Rate	8.75%

Residential Real Estate	3,096	Sales Comparison	Adjustment for Differences	(0.40%) -191.70%
			Between the Comparable Sales	95.65%

			Management Adjustments for	0.00% - 10.00%
			Age of Appraisals and/or Current	5.00%
			Market Conditions

		Income Approach	Capitalization Rate	15.00

Commercial Real Estate	12,356	Sales Comparison	Adjustment for Differences	0.00% - 52.00
			Between the Comparable Sales	26.00

			Management Adjustments for	0.00% - 40.00
			Age of Appraisals and/or Current	20.00
			Market Conditions

		Income Approach	Capitalization Rate	10.50%

			Discount Rate	5.13%

Other Real Estate Owned	8,102	Sales Comparison	Adjustment for Differences	(35.00%) - 319.10%
			Between the Comparable Sales	142.05%

			Management Adjustment for	3.10% - 62.16%
			Age of Appraisals and/or Current	30.32%
			Market Conditions

		Income Approach	Discount Rate	3.00%

			Capitalization Rate	14.00%

Part I (Continued)
Item 1 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

The table below presents a reconciliation and statement of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the six months ended June 30, 2013 and the twelve months ended December 31, 2012.

	Available for Sale Securities
	June 30, 2013	December 31, 2012

Balance, Beginning	$1,138	$1,122
Total Realized/Unrealized Gains (Losses) Included In
Purchases, Sales, Issuances and Settlements
Transfers into Level 3	--	789
Securities Purchased During the Year	--	208
Securities Called During the Year	--	(1,000)
Unrealized Gains Included in Other Comprehensive Income	(9)	78
Loss on OTTI Impairment Included in Noninterest Income	--	(59)

Balance, Ending	$1,129	$1,138

The Company's policy is to recognize transfers in and transfers out of levels 1, 2 and 3 as of the end of a reporting period.  As of December 31, 2012, the Company transferred certain state, county and municipal securities out of level 2 and into level 3.  The transfers into level 3 were the result of decreased market activity for these types of securities, as well as a lack of current credit ratings on these securities.  There were no gains or losses recognized as a result of the transfers.  There were no transfers of securities between level 1 and level 2 for the six months ended June 30, 2013.

The following table presents quantitative information about recurring level 3 fair value measurements as of June 30, 2013.

		Valuation	Unobservable	Range
	Fair Value	Techniques	Inputs	Weighted Avg

Asset-Back Securities	$132	Discounted Cash Flow	Discount Rate	3.48% - 3.91%
				3.70%

State, County and Municipal	997	Discounted Cash Flow	Discount Rate	N/A *

* The Company relies on a third-party pricing service to value its municipal securities.  The details of the unobservable inputs and other adjustments used by the third-party pricing service were not readily available to the Company.

(12) Regulatory Capital Matters

The amount of dividends payable to the parent company from the subsidiary bank is limited by various banking regulatory agencies.  Upon approval by regulatory authorities, the Bank may pay cash dividends to the parent company in excess of regulatory limitations.  Additionally, in the third quarter of 2009, the Company suspended the payment of dividends to common shareholders.  At June 30, 2013, the Company is subject to certain regulatory restrictions that preclude the declaration of or payment of any dividends to its common stockholders, without prior approval from the Federal Reserve Bank.

The Company is subject to various regulatory capital requirements administered by federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and, possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities and certain off-balance sheet items as calculated under regulatory

Part I (Continued)
Item 1 (Continued)

(12) Regulatory Capital Matters (Continued)

accounting practices.  The Company's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  The amounts and ratios as defined in regulations are presented hereafter.  Management believes, as of June 30, 2013, the Company meets all capital adequacy requirements to which it is subject under the regulatory framework for prompt corrective action.  In the opinion of management, there are no conditions or events since prior notification of capital adequacy from the regulators that have changed the institution's category.

The following table summarizes regulatory capital information as of June 30, 2013 and December 31, 2012 on a consolidated basis and for each significant subsidiary, as defined.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2013

Total Capital
to Risk-Weighted Assets
Consolidated	$123,678	16.89%	$58,580	8.00%	NA	NA
Colony Bank	124,109	16.98	58,486	8.00	$73,107	10.00%

Tier 1 Capital
to Risk-Weighted Assets
Consolidated	114,478	15.63	29,290	4.00	NA	NA
Colony Bank	114,924	15.72	29,243	4.00	43,864	6.00

Tier 1 Capital
to Average Assets
Consolidated	114,478	10.36	44,207	4.00	NA	NA
Colony Bank	114,924	10.42	44,134	4.00	55,167	5.00

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
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

(13) Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period.  Diluted earnings per share reflects the potential dilution of restricted stock and common stock warrants.  Net income available to common stockholders represents net income after preferred stock dividends.  The following table presents earnings per share for the three month and six month period ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012

Numerator
Net Income (Loss) Available to Common Stockholders	$611	$403	$1,178	$592

Denominator
Weighted Average Number of Common Shares
Outstanding for Basic Earnings Per Common Share	8,439	8,439	8,439	8,439

Dilutive Effect of Potential Common Stock
Restricted Stock	--	--	--	--
Stock Warrants	--	--	--	--
Weighted-Average Number of Shares Outstanding for
Diluted Earnings Per Common Share	8,439	8,439	8,439	8,439

Earnings (Loss) Per Share - Basic	$0.07	$0.05	$0.14	$0.07

Earnings (Loss) Per Share - Diluted	$0.07	$0.05	$0.14	$0.07

For the six months ended June 30, 2013 and 2012, respectively, the Company has excluded 500 shares of common stock equivalents because the strike price of the common stock equivalents would cause them to have an anti-dilutive effect.

Part I (Continued)
Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors that Could Affect Future Results

Certain statements contained in this Quarterly Report that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act), not withstanding that such statements are not specifically identified. In addition, certain statements may be contained in the Company's future filings with the SEC, in press releases, and in oral and written statements made by or with the approval of the Company that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of Colony Bankcorp, Inc. or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	Local and regional economic conditions and the impact they may have on the Company and its customers and the Company's assessment of that impact.

•	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.

•	The effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board.

•	Inflation, interest rate, market and monetary fluctuations.

•	Political instability.

•	Acts of war or terrorism.

•	The timely development and acceptance of new products and services and perceived overall value of these products and services by users.

•	Changes in consumer spending, borrowings and savings habits.

•	Technological changes.

•	Acquisitions and integration of acquired businesses.

•	The ability to increase market share and control expenses.

•	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiary must comply.

•	The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters.

•	Changes in the Company's organization, compensation and benefit plans.

•	The costs and effects of litigation and of unexpected or adverse outcomes in such litigation.

Part I (Continued)
Item 2 (Continued)

•	Greater than expected costs or difficulties related to the integration of new lines of business.

•	The Company's success at managing the risks involved in the foregoing items.

•	Restrictions or conditions imposed by our regulators on our operations, including the terms of our Memorandum of Understanding.

Forward-looking statements speak only as of the date on which such statements are made. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.

The following discussion sets forth management's discussion and analysis of our consolidated financial condition as of June 30, 2013, and the consolidated results of operations for the six months ended June 30, 2013.  This discussion should be read in conjunction with the Company's annual report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2013. Readers should also carefully review all other disclosures we file from time to time with the SEC.

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

Application of Critical Accounting Policies and Accounting Estimates

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry.  The Company's financial position and results of operations are affected by management's application of accounting policies, including judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures.  Different assumptions in the application of these policies could result in material changes in the Company's financial position and/or results of operations.  Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company's financial condition and results of operations, and they require management to make estimates that are difficult, subjective or complete.

Allowance for Loan Losses – The allowance for loan losses provides coverage for probable losses inherent in the Company's loan portfolio.  Management evaluates the adequacy of the allowance for loan losses quarterly based on changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, regulatory guidance and economic factors.  This evaluation is inherently subjective, as it requires the use of significant management estimates.  Many factors can affect management's estimates of specific and expected losses, including volatility of default probabilities, collateral values, rating migrations, loss severity and economic and political conditions.   The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.

The Company determines the amount of the allowance based on relative risk characteristics of the loan portfolio.  The allowance recorded for loans is based on reviews of individual credit relationships and historical loss experience.  The allowance for losses relating to impaired loans is based on the loan's observable market price, the discounted cash flows using the loan's effective interest rate, or the value of collateral for collateral dependent loans.

Regardless of the extent of the Company's analysis of customer performance, portfolio trends or risk management processes, certain inherent but undetected losses are probable within the loan portfolio.  This is due to several factors, including inherent delays in obtaining information regarding a customer's financial condition or changes in their unique business conditions, the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends.  Volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger nonhomogeneous credits and the sensitivity of assumptions utilized to establish allowances for homogeneous groups of loans are among other factors.  The Company estimates a range of inherent losses related to the existence of these exposures.  The estimates are based upon the Company's evaluation of risk associated with the commercial and consumer levels and the estimated impact of the current economic environment.

Overview

The following discussion and analysis presents the more significant factors affecting the Company's financial condition as of June 30, 2013 and 2012, and results of operations for each of the three and six months in the periods ended June 30, 2013 and 2012.  This discussion and analysis should be read in conjunction with the Company's consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

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

Results of Operations

The Company's results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense.  Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company's ability to obtain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities.  Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets.  Net income available to shareholders totaled $611 thousand, or $0.07 diluted per common share, in three months ended June 30, 2013 compared to net income available to shareholders of $403 thousand, or $0.05 diluted per common share, in three months ended June 30, 2012.  Net income available to shareholders totaled $1.18 million, or $0.14 diluted per common share, in six months ended June 30, 2013 compared to net income available to shareholders of $592 thousand, or $0.07 diluted per common share, in six months ended June 30, 2012.

Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012

Taxable-equivalent net interest income	$9,496	$9,125	$18,581	$18,043
Taxable-equivalent adjustment	41	34	80	68

Net interest income	9,455	9,091	18,501	17,975
Provision for loan losses	1,200	1,943	2,700	3,885
Noninterest income	2,040	2,374	4,250	4,188
Noninterest expense	8,739	8,405	17,131	16,388

Income before income taxes	$1,556	$1,117	2,920	1,890
Income Taxes	570	357	997	589

Net income	$986	$760	$1,923	$1,301

Preferred stock dividends	375	357	745	709

Net income available to common shareholders	$611	$403	$1,178	$592

Net income available to common shareholders:
Basic	$0.07	$0.05	$0.14	$0.07
Diluted	$0.07	$0.05	$0.14	$0.07
Return on average assets	0.22%	0.14%	0.21%	0.10%
Return on average common equity	2.56%	1.66%	2.47%	1.22%

Net income from operations for three months ended June 30, 2013 increased $226 thousand, or 29.74 percent, compared to the same period in 2012.  The increase was primarily the result of an increase of $364 thousand in net interest income and a decrease of $743 thousand in provision for loan losses.  This was offset by an increase of $334 thousand in noninterest expense, a decrease of $334 thousand in noninterest income, and an increase of $213 thousand in income taxes.

Part I (Continued)
Item 2 (Continued)

Net income from operations for six months ended June 30, 2013 increased $622 thousand, or 47.81 percent, compared to the same period in 2012.  The increase was primarily the result of an increase of $526 thousand in net interest income, an increase of $62 thousand in noninterest income, and a decrease of $1.19 million in provision for loan losses.  This was offset by an increase of $743 thousand in noninterest expense and an increase of $408 thousand in income taxes.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company's largest source of revenue, representing 81.32 percent of total revenue for six months ended June 30, 2013 and 81.10 percent for the same period a year ago.

Net interest margin is the taxable-equivalent net interest income as a percentage of average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Company's loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit is currently 3.25 percent and has been for the past three years.  The federal funds rate moved similar to prime rate with interest rates currently at 0.25 percent and has been for the past three years.  We anticipate the Federal Reserve maintaining its current interest rate policy in 2013, which should benefit Colony's net interest margin.

The following table presents the changes in taxable-equivalent net interest income and identifies the changes due to differences in the average volume of earning assets and interest-bearing liabilities and the changes due to changes in the average interest rate on those assets and liabilities. The changes in net interest income due to changes in both average volume and average interest rate have been allocated to the average volume change or the average interest rate change in proportion to the absolute amounts of the change in each. The Company's consolidated average balance sheets along with an analysis of taxable-equivalent net interest earnings are presented in the Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

Part I (Continued)
Item 2 (Continued)

Rate/Volume Analysis

The rate/volume analysis presented hereafter illustrates the change from June 30, 2012 to June 30, 2013 for each component of the taxable equivalent net interest income separated into the amount generated through volume changes and the amount generated by changes in the yields/rates.

	Changes from June 30, 2012 to June 30, 2013
($ in thousands)	Volume	Rate	Total

Interest Income
Loans, Net-taxable	$819	$(932)	$(113)

Investment Securities
Taxable	(284)	(1,222)	(1,506)
Tax-exempt	(26)	2	(24)
Total Investment Securities	(310)	(1,220)	(1,530)

Interest-Bearing Deposits in other Banks	(15)	1	(14)

Federal Funds Sold	(36)	---	(36)

Other Interest - Earning Assets	(13)	14	1
Total Interest Income	445	(2,137)	(1,692)

Interest Expense
Interest-Bearing Demand and Savings Deposits	75	(59)	16
Time Deposits	(619)	(1,029)	(1,648)
Subordinated Debentures	---	(24)	(24)
Other Borrowed Money	(344)	(230)	(574)

Total Interest Expense	(888)	(1,342)	(2,230)
Net Interest Income	$1,333	$(795)	$538

(1)	Changes in net interest income for the periods, based on either changes in average balances or changes in average rates for interest-earning assets and interest-bearing liabilities, are shown on this table. During each year, there are numerous and simultaneous balance and rate changes; therefore, it is not possible to precisely allocate the changes between balances and rates. For the purpose of this table, changes that are not exclusively due to balance changes or rate changes have been attributed to rates.

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

The Company maintains about 15 percent of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years.  The liabilities to fund assets are primarily in short term certificate of deposits that mature within one year.  This balance sheet composition has allowed the Company to be relatively constant with its net interest margin until 2008.  During 2007 interest rates decreased 100 basis points and this decrease by the Federal Reserve in 2007 followed by 400 basis point decrease in 2008 resulted in significant pressure in net interest margins.  While the Federal Reserve rates have remained unchanged since 2008, the net interest margin increased to 3.55 percent for six months ended June 30, 2013 compared to 3.31 percent for the same period a year ago.  We anticipate continued improvement in the net interest margin in 2013 as a result of our loan and deposit pricing guidance and balance sheet restructuring.

Taxable-equivalent net interest income for six months ended June 30, 2013 increased $538 thousand, or 2.98 percent compared to the same period a year ago. The average volume of earning assets during six months ended June 30, 2013 decreased $42.24 million compared to the same period a year ago while over the same period the net interest margin increased by 24 basis points from 3.31 percent to 3.55 percent.  Decline in average earning assets during 2013 was primarily in interest bearing deposits, interest-bearing other assets, investments and federal funds sold.  The increase in the net interest margin in 2013 is primarily the result of reducing and repricing higher cost time deposits and borrowed money.

The average volume of loans increased $27.84 million in six months ended June 30, 2013 compared to the same period a year ago.  The average yield on loans decreased 25 basis points in six months ended June 30, 2013 compared to the same period a year ago. The average volume of investment securities decreased $28.61 million in six months ended June 30, 2013 compared to the same year ago period, while the average yield on investment securities decreased 88 basis points for the same period comparison.  The average volume of deposits decreased $31.90 million in six months ended June 30, 2013 compared to the same period a year ago, with interest-bearing deposits decreasing $46.57 million in six months ended June 30, 2013.  Accordingly, the ratio of average interest-bearing deposits to total average deposits was 88.12 percent in six months ended June 30, 2013 compared to 90.00 percent in the same period a year ago.  This deposit mix, combined with a general decrease in market rates, had the effect of (i) decreasing the average cost of total deposits by 31 basis points in six months ended June 30, 2013 compared to the same period a year ago and, (ii) mitigating a portion of the impact of decreasing yields on earning assets.

The Company's net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.42 percent in six months ended June 30, 2013 compared to 3.17 percent in the same period a year ago. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management's best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $2.70 million in six months ended June 30, 2013 compared to $3.89 million in the same period a year ago.   See the section captioned "Allowance for Loan Losses" elsewhere in this discussion for further analysis of the provision for loan losses.

Part I (Continued)
Item 2 (Continued)

Noninterest Income

The components of noninterest income were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012

Service Charges on Deposit Accounts	$1,147	$814	$2,248	$1,610
Other Charges, Commissions and Fees	443	328	847	747
Other	303	377	897	758
Mortgage Fee Income	141	112	260	193
Securities Gains (Losses)	6	743	(2)	880

Total	$2,040	$2,374	$4,250	$4,188

Total noninterest income for three months ended June 30, 2013 decreased $334 thousand, or 14.07 percent compared to the same period year ago.  Total noninterest income for six months ended June 30, 2013 increased $62 thousand, or 1.48 percent compared to the same period year ago.  The decrease in noninterest income was primarily in securities gains for three months ended June 30, 2013.  Changes in these items and the other components of noninterest income are discussed in more detail below.

Service Charges on Deposit Accounts.  Service charges on deposit accounts for three months ended June 30, 2013 increased $333 thousand, or 40.91 percent, compared to the same period a year ago.  Service charges on deposit accounts for six months ended June 30, 2013 increased $638 thousand, or 39.63 percent, compared to the same period a year ago.  The increase for the three months and the six months ended June 30, 2013 is attributable to the implementation of a formalized overdraft deposit privilege program this year.

Mortgage Fee Income.  Mortgage fee income for three months ended June 30, 2013 increased $29 thousand, or 25.89 percent, compared to the same period year ago.   Mortgage fee income for six months ended June 30, 2013 increased $67 thousand, or 34.72 percent, compared to the same period year ago.

All Other Noninterest Income.  Other charges, commissions and fees and other income for three months ended June 30, 2013 was $746 thousand compared to $705 thousand in the same year ago period, or an increase of 5.82 percent.  Other charges, commissions and fees and other income for six months ended June 30, 2013 was $1.74 million compared to $1.51 million in the same year ago period, or an increase of 15.88 percent.  Significant amounts impacting the comparable periods was primarily attributed to premiums on sale of guaranteed loans which increased to $352 thousand in 2013 compared to $207 thousand in 2012, or an increase of 69.78 percent.  ATM and debit card fees increased $94 thousand in 2013 compared to 2012.

Securities Gains.  The Company realized gains in the amount of $6 thousand from the sale of securities in three months ended June 30, 2013 compared to $743 thousand realized gains in the same year ago period.  The Company realized losses in the amount of $2 thousand from the sale of securities in six months ended June 30, 2013 compared to $880 thousand realized gains in the same year ago period.

Part I (Continued)
Item 2 (Continued)

Noninterest Expense

The components of noninterest expense were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012

Salaries and Employee Benefits	$4,149	$3,833	$8,318	$7,653
Occupancy and Equipment	935	963	1,868	1,901
Other	3,655	3,609	6,945	6,834

Total	$8,739	$8,405	$17,131	$16,388

Total noninterest expense for three months ended June 30, 2013 increased $334 thousand, or 3.97 percent, compared to the same period a year ago. Total noninterest expense for six months ended June 30, 2013 increased $743 thousand or 4.53 percent, compared to the same period a year ago.  These items and the changes in the various components of noninterest expense are discussed in more detail below.

Salaries and Employee Benefits.  Salaries and employee benefits expense for three months ended June 30, 2013 increased $316 thousand, or 8.24 percent, compared to the same period a year ago.  Salaries and employee benefits expense for six months ended June 30, 2013 increased $665 thousand, or 8.69 percent, compared to the same period a year ago.  The increase is primarily attributable to an increase in headcount related to increased "back office" regulatory compliance demands and merit pay increases.

Occupancy and Equipment.  Occupancy and equipment expense has remained relatively flat in both periods with a decrease of $28 thousand for three months ended June 30, 2013 compared to the same year ago period.  Occupancy and equipment expense has remained relatively flat in both periods with a decrease of $33 thousand for six months ended June 30, 2013 compared to the same year ago period.

All Other Non-Interest Expense.  All other noninterest expense for three months ended June 30, 2013 increased $46 thousand, or 1.27 percent compared to the same year ago period.  All other noninterest expense for six months ended June 30, 2013 increased $111 thousand, or 1.62 percent compared to the same year ago period.  Significant amounts impacting the comparable periods was primarily ATM related expenses.  ATM expenses increased to $316 thousand in 2013 compared to $259 thousand in 2012, or an increase of 21.92 percent.

Loans

The following table presents the composition of the Company's loan portfolio as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012

Commercial, Financial and Agricultural	$65,335	$61,895
Real Estate
Construction	60,888	59,660
Mortgage, Farmland	49,798	49,057
Mortgage, Other	533,879	538,231
Consumer	27,439	29,778
Other	6,804	8,429
	744,143	747,050
Unearned Interest and Fees	(266)	(234)
Allowance for Loan Losses	(12,957)	(12,737)

Loans	$730,920	$734,079

Part I (Continued)
Item 2 (Continued)

Overview. Loans totaled $744.1 million at June 30, 2013, down 0.39 percent from December 31, 2012 loans of $747.1 million.  The majority of the Company's loan portfolio is comprised of the real estate loans-other, real estate construction and commercial, financial and agricultural.  Real estate-mortgage other, which is primarily 1-4 family residential properties and nonfarm nonresidential properties, made up 71.74 percent and 72.05 percent of total loans, real estate construction made up 8.18 percent and 7.99 percent, while commercial, financial, and agricultural based loans made up 8.78 percent and 8.29 percent of total loans at June 30, 2013 and December 31, 2012, respectively.

Loan Origination/Risk Management.    In accordance with the Company's decentralized banking model, loan decisions are made at the local bank level.  The Company utilizes an Executive Loan Committee to assist lenders with the decision making and underwriting process of larger loan requests.  Due to the diverse economic markets served by the Company, evaluation and underwriting criterion may vary slightly by bank.  Overall, loans are extended after a review of the borrower's repayment ability, collateral adequacy, and overall credit worthiness.

Commercial purpose, commercial real estate, and industrial loans are underwritten similar to other loans throughout the company.  The properties securing the Company's commercial real estate portfolio are diverse in terms of type and geographic location.  This diversity helps reduce the Company's exposure to adverse economic events that affect any single market or industry.  Management monitors and evaluates commercial real estate loans based on collateral, geography, and risk grade criteria.  The Company also utilizes information provided by third-party agencies to provide additional insight and guidance about economic conditions and trends affecting the markets it serves.

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

The Company utilizes an independent third party to perform loan reviews on an ongoing basis.  The Loan Review Company reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to management and the audit committee.  The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company's policies and procedures.

Commercial, financial and agricultural loans at June 30, 2013 increased 5.56 percent from December 31, 2012 to $65.3 million. The Company's commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Company's loan policy guidelines.

Collateral Concentrations.  Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions.  The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk, particularly with the current economic downturn in the real estate market.  At June 30, 2013, approximately 87 percent of the Company's loan portfolio was concentrated in loans secured by real estate.  A substantial portion of borrowers' ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector.  In addition, a large portion of the Company's foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions.  Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.

Part I (Continued)
Item 2 (Continued)

Non-Performing Assets and Potential Problem Loans

Non-performing assets and accruing past due loans as of June 30, 2013, December 31, 2012 and June 30, 2012 were as follows:

	June 30, 2013	December 31, 2012	June 30, 2012

Loans Accounted for on Nonaccrual	$24,685	$29,851	$35,474
Loans Accruing Past Due 90 Days or More	--	4	213
Other Real Estate Foreclosed	16,128	15,941	17,915
Securities Accounted for on Nonaccrual	367	366	367
Total Nonperforming Assets	$41,180	$46,162	$53,969

Nonperforming Assets as a Percentage of:
Total Loans and Foreclosed Assets	5.42%	6.05%	7.35%
Total Assets	3.72%	4.05%	4.76%
Supplemental Data:
Trouble Debt Restructured Loans
In Compliance with Modified Terms	21,683	24,870	30,096
Trouble Debt Restructured Loans
Past Due 30-89 Days	204	1,377	1,136
Accruing Past Due Loans:
30-89 Days Past Due	$7,912	$14,911	$7,120
90 or More Days Past Due	--	4	213
Total Accruing Past Due Loans	$7,912	$14,915	$7,333

Non-performing assets include non-accrual loans, loans past due 90 days or more, foreclosed real estate and nonaccrual securities.   Non-performing assets at June 30, 2013 decreased 10.79 percent from December 31, 2012.

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

Troubled debt restructured loans are loans on which, due to deterioration in the borrower's financial condition, the original terms have been modified in favor of the borrower or either principal or interest has been forgiven.

Foreclosed assets represent property acquired as the result of borrower defaults on loans. Foreclosed assets are recorded at estimated fair value less estimated selling costs.  Write-downs occurring at foreclosure are charged against the allowance for possible loan losses. On an ongoing basis, properties are appraised as required by market indications and applicable regulations. Write-downs are provided for subsequent declines in value and are included in other non-interest expense along with other expenses related to maintaining the properties.

Allowance for Loan Losses

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management's best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio.  The allowance for loan losses includes allowance allocations calculated in accordance with current U.S. accounting standards.  The level of the allowance reflects management's continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management's judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company's control, including the performance of the Company's loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

Part I (Continued)
Item 2 (Continued)

The Company's allowance for loan losses consists of specific valuation allowances established for probable losses on specific loans and historical valuation allowances for other loans with similar risk characteristics.

The allowances established for probable losses on specific loans are based on a regular analysis and evaluation of classified loans.  Loans are classified based on an internal credit risk grading process that evaluates, among other things: (i) the obligor's ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates.  This analysis is performed at the subsidiary bank level and is reviewed at the parent company level.  Once a loan of $250 thousand or more is classified, it is considered impaired and is reviewed to determine the amount of specific valuation allowance needed, if any.  Specific valuation allowances are determined after considering the borrower's financial condition, collateral deficiencies, and economic conditions affecting the borrower's industry, among other things.

Historical valuation allowances are calculated from loss factors applied to loans with similar risk characteristics.  The loss factors are based on loss ratios for groups of loans with similar risk characteristics.  The loss ratios are derived from the proportional relationship between actual loan losses and the total population of loans in the risk category.  The historical loss ratios are periodically updated based on actual charge-off experience.  The Company's groups of similar loans include similarly risk-graded groups of loans not reviewed for individual impairment.  In addition, the Company has also segmented its' real estate portfolio into thirteen separate categories and captured loan loss experience for each category.  Most of the company's charge-offs the past two years have been real estate dependent loans and we believe this segmentation provides more accuracy in determining allowance for loan loss adequacy.

Management evaluates the adequacy of the allowance for each of these components on a quarterly basis.  Peer comparisons, industry comparisons, and regulatory guidelines are also used in the determination of the general valuation allowance.

Loans identified as losses by management, internal loan review, and/or bank examiners are charged-off.

An allocation for loan losses has been made according to the respective amounts deemed necessary to provide for the possibility of incurred losses within the various loan categories.  The allocation is based primarily on previous charge-off experience adjusted for changes in experience among each category.  Additional amounts are allocated by evaluating the loss potential of individual loans that management has considered impaired.  The reserve for loan loss allocation is subjective since it is based on judgment and estimates, and therefore is not necessarily indicative of the specific amounts or loan categories in which the charge-offs may ultimately occur.  An analysis of the allocation of the reserve for loan losses and a detail of the Company's loss experience by loan segment is included in footnote 4 in the accompanying notes to the interim financial statements.

The allowance for loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The provision for loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for loan losses decreased $743 thousand from $1.94 million in three months ended June 30, 2012 to $1.20 million in three months ended June 30, 2013.  The provision for loan losses charged to earnings was based upon management's judgment of the amount necessary to maintain the allowance at an adequate level to absorb losses inherent in the loan portfolio at quarter-end.  The amount each period is dependent upon many factors, including changes in the risk ratings of the loan portfolio, net charge-offs, past due ratios, the value of collateral, and other environmental factors that include portfolio loan quality indicators; portfolio growth and composition of commercial real estate and concentrations; portfolio policies, procedures, underwriting standards, loss recognition, collection and recovery practices; local economic business conditions; and the experience, ability, and depth of lending management and staff.  Of significance to changes in the allowance during the second quarter 2013 was the provision of $1.20 million and net charge-offs of $1.17 million.  Net charge-offs for second quarter 2012 totaled $2.56 million.  The Company believes that collection efforts have reduced impaired loans and the reduction in net charge-offs runs parallel with the improvement in the substandard assets.  As we begin to see stabilization in the economy and the housing and real estate market, we expect continued improvement in our substandard assets, including net charge-offs.

Part I (Continued)
Item 2 (Continued)

Nonperforming assets as a percentage of total loans and foreclosed assets decreased to 5.42 percent at June 30, 2013 compared to 6.05 percent at December 31, 2012 and 7.35 percent at June 30, 2012.  Total nonperforming assets at June 30, 2013 were $41.2 million, of which $21.5 million were construction, land development and other land loans; $5.8 million were 1-4 family residential properties; $0.5 million were multifamily residential properties; $8.1 million were nonfarm nonresidential properties; $2.3 million were farmland properties; and the remainder of nonperforming assets totaling $3.0 million were commercial and consumer loans.  All of the classified loans greater than $250 thousand, including the nonperforming loans, are reviewed throughout the quarter for impairment review.  Total nonperforming assets at December 31, 2012 were $46.2 million, of which $23.9 million were construction, land development and other land loans; $7.2 million were 1-4 family residential properties; $0.6 million were multifamily residential properties; $10.4 million were nonfarm nonresidential properties; $2.4 million were farmland properties; and the remainder of nonperforming assets totaling $1.7 million were commercial and consumer loans.  Total nonperforming assets at June 30, 2012 were $54.0 million, of which $33.6 million were construction, land development and other land loans; $2.5 million were farmland; $4.7 million were 1-4 family residential properties; $0.1 million were multifamily residential properties; $12.1 million were nonfarm nonresidential properties; and the remainder of nonperforming assets totaling $1.0 million were commercial and consumer loans.  The allowance for loan losses of $12.96 million at June 30, 2013 was 1.74 percent of total loans which compares to $12.74 million at December 31, 2012, or 1.70 percent of total loans and to $15.29 million at June 30, 2012, or 2.13 percent.  Unusually high levels of loan loss provision have been required as Company management addresses asset quality deterioration.  While the nonperforming loans as a percentage of total loans was 3.32 percent, 4.00 percent, 4.98 percent, respectively as of June 30, 2013, December 31, 2012 and June 30, 2012, the Company's allowance for loan losses as a percentage of nonperforming loans was 52.49 percent, 42.66 percent, 42.85 percent, respectively as of June 30, 2013, December 31, 2012 and June 30, 2012.  We continue to identify new problem loans, though at a slower pace than in previous quarters.

While the allowance for loan losses increased from $12.74 million, or 1.70 percent of total loans at December 31, 2012 to $12.96 million, or 1.74 percent of total loans at June 30, 2013, the Company also reflected a decrease in nonperforming loans from $29.86 million at December 31, 2012 to $24.69 million at June 30, 2013 and a decrease in special mention and substandard loans from $83.81 million at December 31, 2012 to $70.78 million at June 30, 2013.  The allowance for loan losses is inherently judgmental, nevertheless the Company's methodology is consistently applied based on standards for current accounting by creditors for impairment of a loan and allowance allocations determined in accordance with accounting for contingencies.  Loans individually selected for impairment review consist of all loans classified substandard that are $250 thousand and over.  The remaining portfolio is analyzed based on historical loss data.  Loans selected for individual review where no individual impairment amount is identified do not receive any contribution to the allowance for loan losses based on historical data.  Historical loss rates are updated quarterly to provide the annual loss rate which is applied to the appropriate portfolio grades.  In addition, the Company has also segmented its real estate portfolio into thirteen separate categories and captured loan loss experience for each category.  Most of the company's charge-offs the past two years have been real estate dependent loans and we believe this segmentation provides more accuracy in determining allowance for loan loss adequacy.  In addition, environmental factors as discussed earlier are evaluated for any adjustments needed to the allowance for loan losses determination produced by individual loan impairment analysis and remaining portfolio segmentation analysis.  The allowance for loan losses determination is based on reviews throughout the year and an environmental analysis at quarter end.

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

Part I (Continued)
Item 2 (Continued)

The allowance for loan losses is $27 thousand more than the prior quarter end, after factoring in net-charge offs, additional provisions, and the normal determination for an adequate funding level, management believes the level of the allowance for loan losses was adequate as of June 30, 2013.  Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, the Company's estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the six month periods ended June 30, 2013 and June 30, 2012.

	June 30, 2013		June 30, 2012
	Average	Average	Average	Average
($ in thousands)	Amount	Rate	Amount	Rate

Noninterest-Bearing Demand Deposits	$113,139		$98,475
Interest-Bearing Demand and Savings Deposits	366,234	0.36%	328,007	0.39%
Time Deposits	473,186	1.03%	557,981	1.46%

Total Deposits	$952,559	0.65%	$984,463	0.96%

Average deposits decreased $31.90 million to $952.56 million at June 30, 2013 from $984.46 million at June 30, 2012.  The decrease included a decrease of $84.80 million, or 15.20 percent, related to time deposits.  Accordingly the ratio of average noninterest-bearing deposits to total average deposits was 11.88 percent for six months ended June 30, 2013 compared to 10.00 percent for six months ended June 30, 2012.  The general decrease in market rates, had the effect of (i) decreasing the average cost of total deposits by 31 basis points in six months ended June 30, 2013 compared to the same period a year ago; and (ii) mitigating a portion of the impact of decreasing yields on earning assets.

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

Loan Commitments. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company's commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for possible loan losses. Loan commitments outstanding at June 30, 2013 are included in the table in Footnote 10.

Capital and Liquidity

At June 30, 2013, stockholders' equity totaled $91.7 million compared to $95.8 million at December 31, 2012. In addition to net income of $1.92 million, other significant changes in stockholders' equity during six months ended June 30, 2013 included $745 thousand of preferred stock dividends declared.  The accumulated other comprehensive income (loss) component of stockholders' equity totaled $(5.35) million at June 30, 2013 compared to $(150) thousand at December 31, 2012. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale. Under regulatory requirements the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios.  Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. Tier 1 capital consists of common stock and qualifying preferred stockholders' equity and trust preferred securities less goodwill.  Tier 2 capital consists of certain convertible, subordinated and other qualifying debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets.  The Company has no Tier 2 capital other than the allowance for loan losses.

Part I (Continued)
Item 2 (Continued)

Using the capital requirements presently in effect, the Tier 1 ratio as of June 30, 2013 was 15.63 percent and total Tier 1 and 2 risk-based capital was 16.89 percent.  Both of these measures compare favorably with the regulatory minimum to be adequately capitalized of 4 percent for Tier 1 and 8 percent for total risk-based capital.  The Company's Tier 1 leverage ratio as of June 30, 2013 was 10.36 percent, which exceeds the required ratio standard of 4 percent.

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

The investment portfolio provides a ready means to raise cash if liquidity needs arise.  As of June 30, 2013, the Company held $267.1 million in bonds (excluding FHLB stock), at current market value in the available for sale portfolio.  At December 31, 2012, the available for sale bond portfolio totaled $268.3 million.  Only marketable investment grade bonds are purchased.  Although most of the banks' bond portfolios are encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for a sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it primarily determines the Company's liquidity posture.  Colony had ratios of loans to deposits of 78.9 percent as of June 30, 2013 and 76.3 percent at December 31, 2012.  Management employs alternative funding sources when deposit balances will not meet loan demands.  The ratios of loans to all funding sources (excluding Subordinated Debentures) at June 30, 2013 and December 31, 2012 were 75.7 percent and 73.6 percent, respectively.  Management continues to emphasize programs to generate local core deposits as our Company's primary funding sources.  The stability of the banks' core deposit base is an important factor in Colony's liquidity position.  A heavy percentage of the deposit base is comprised of accounts of individuals and small business with comprehensive banking relationships and limited volatility.  At June 30, 2013 and December 31, 2012, Colony had $222.7 million and $211.2 million in certificates of deposit of $100,000 or more.  These larger deposits represented 23.6 percent and 21.6 percent of respective total deposits.  Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed.  Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company's overall cost of funds.

As of June 30, 2013, the Company had $33.8 million, or 3.59 percent of total deposits, in brokered certificates of deposit attracted by external third parties.  Additionally, Colony uses external wholesale or Internet services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed.  As of June 30, 2013, the Company had $21.0 million, or 2.23 percent of total deposits in internet deposits.

To plan for contingent sources of funding not satisfied by both local and out-of-market deposit balances, Colony and its subsidiary has  established multiple borrowing sources to augment their funds management.  The Company has borrowing capacity through membership of the Federal Home Loan Bank program.  The Bank has also established overnight borrowing for Federal Funds purchased through various correspondent banks.  Management believes the various funding sources discussed above are adequate to meet the Company's liquidity needs in the future without any material adverse impact on operating results.

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

The liquidity position of the Company is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Management is not aware of any events that are reasonably likely to have a material adverse effect on the Company's liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity, which if implemented, would have a material adverse effect on the Company.

On October 21, 2010, the Board of Directors of the Company's subsidiary bank, Colony Bank (the "Bank"), received notification from its primary regulators, the Georgia Department of Banking and Finance ("GDB&F") and the FDIC that the Bank's latest examination results require a program of corrective action as outlined in a proposed Memorandum of Understanding ("MOU").  An MOU is characterized by the supervising authorities as an informal action that is neither published nor made publically available by the supervising authorities and is used when circumstances do not warrant formal supervisory action.  An MOU is not a "written agreement" for purposes of Section 8 of the Federal Deposit Insurance Act.  The Board of Directors entered into the MOU at its regularly scheduled monthly meeting on November 16, 2010 with the effective date of the MOU being November 23, 2010.

The MOU requires the Bank to develop, implement, and maintain various processes to improve the Bank's risk management of its loan portfolio, reduce adversely classified assets in accordance with certain timeframes, limit the extension of additional credit to borrowers with adversely classified loans subject to certain exceptions, adopt a written plan to properly monitor and reduce the Bank's commercial real estate concentration, continue to maintain the Bank's loan loss provision and review its adequacy at least quarterly, and formulate and implement a written plan to improve and maintain earnings to be forwarded for review by the GDB&F and FDIC.  The Bank is also required to obtain approval before any cash dividends can be paid.

The Bank has also agreed to have and maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as follows:  Tier 1 capital to total average assets of 8% and total risk-based capital to total risk-weighted assets of 10%.  At June 30, 2013, the Bank's capital ratios were 10.42% and 16.98%, respectively.

Return on Assets and Stockholders' Equity

The following table presents selected financial ratios for each of the periods indicated.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012

Return on Average Assets (1)	0.22%	0.14%	0.21%	0.10%

Return on Average Total Equity (1)	2.56%	1.66%	2.47%	1.22%

Average Total Equity to Average Assets	8.61%	8.44%	8.55%	8.30%

(1)	Computed using annualized net income available to common shareholders.

Part I (Continued)
Item 3

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

AVERAGE BALANCE SHEETS	Six Months Ended			Six Months Ended
	June 30, 2013			June 30, 2012
	Average	Income/	Yields/	Average	Income/	Yields/
($ in thousands)	Balances	Expense	Rates	Balances	Expense	Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Interest and fees
Taxable (1)	$738,656	$20,777	5.63%	$710,814	$20,890	5.88%
Investment Securities
Taxable	276,020	1,621	1.17%	303,553	3,127	2.06%
Tax-Exempt (2)	2,791	68	4.87%	3,867	92	4.76%
Total Investment Securities	278,811	1,689	1.21%	307,420	3,219	2.09%
Interest-Bearing Deposits	11,473	16	0.28%	22,309	30	0.27%
Federal Funds Sold	15,330	20	0.26%	44,188	56	0.25%
Interest-Bearing Other Assets	3,340	38	2.28%	5,117	37	1.45%
Total Interest-Earning Assets	1,047,610	$22,540	4.30%	1,089,848	$24,232	4.45%
Non-interest-Earning Assets
Cash and Cash Equivalents	19,732			18,785
Allowance for Loan Losses	(13,200)			(16,324)
Other Assets	63,059			73,206
Total Noninterest-Earning Assets	69,591			75,667
Total Assets	$1,117,201			$1,165,515
Liabilities and Stockholders' Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$366,234	$661	0.36%	$328,007	$645	0.39%
Other Time	473,186	2,430	1.03%	557,981	4,078	1.46%
Total Interest-Bearing Deposits	839,420	3,091	0.74%	885,988	4,723	1.07%
Other Interest-Bearing Liabilities
Other Borrowed Money	39,575	611	3.09%	55,745	1,185	4.25%
Subordinated Debentures	24,229	257	2.12%	24,229	281	2.32%
Federal Funds Purchased and Repurchase Agreements	69	--	--	--	--	--
Total Other Interest-Bearing Liabilities	63,873	868	2.72%	79,974	1,466	3.67%
Total Interest-Bearing Liabilities	903,293	$3,959	0.88%	965,962	$6,189	1.28%
Noninterest-Bearing Liabilities and Stockholders' Equity
Demand Deposits	113,139			98,475
Other Liabilities	5,200			4,312
Stockholders' Equity	95,569			96,766
Total Noninterest-Bearing Liabilities and Stockholders' Equity	213,908			199,553
Total Liabilities and Stockholders' Equity	$1,117,201			$1,165,515

Interest Rate Spread			3.42%			3.17%
Net Interest Income		$18,581			$18,043
Net Interest Margin			3.55%			3.31%

(1)	The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable equivalent adjustments totaling $57 and $37 for six month periods ended June 30, 2013 and 2012, respectively, are included in tax-exempt interest on loans.

(2)	Taxable-equivalent adjustments totaling $23 and $31 for six month periods ended June 30, 2013 and 2012, respectively, are included in tax-exempt interest on investment securities. The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

Part I (Continued)
Item 4

CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report, as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Exchange Act.  Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective.

During the quarter ended June 30, 2013, there was not any change in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ART II – OTHER INFORMATION

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

3.3	Article of Amendment to the Company's Articles of Incorporation Authorizing Additional Capital Stock in the Form of Ten Million Shares of Preferred Stock

-filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 000-12436) filed with the Commission on January 13, 2009 and incorporated herein by reference.

3.4	Articles of Amendment to the Company's Articles of Incorporation Establishing the Terms of the Series A Preferred Stock

-filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K (File No. 000-12436) filed with the Commission on January 13, 2009 and incorporated herein by reference.

4.1	Instruments Defining the Rights of Security Holders

-incorporated herein by reference to page 1 of the Company's Definitive Proxy Statement for Annual  Meeting of Stockholders to be held on April 27, 2004, filed with the Securities and Exchange Commission on March 3, 2004 (File No. 000-12436).

4.2	Warrant to Purchase up to 500,000 shares of Common Stock

-filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 000-12436), filed with the Commission on January 13, 2009 and incorporated herein by reference.

4.3	Form of Series A Preferred Stock Certificate

-filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 000-12436), filed with the Commission on January 13, 2009 and incorporated herein by reference.

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

-filed as Exhibit 10(c) the Registrant's Annual Report  on Form 10-K (File No. 000-12436), filed with the Commission on March 30, 2001 and incorporated herein by reference.

Part II (Continued)
Item 6

10.4	2004 Restricted Stock Grant Plan and Restricted Stock Grant Agreement

- filed as Exhibit C to the Registrant's Definitive Proxy Statement for Annual Meeting of Shareholders held on April 27, 2004, filed with the Securities and Exchange Commission on March 3, 2004 (File No.  000-12436) and incorporated herein by reference.

10.5	Lease Agreement – Mobile Home Tracts, LLC c/o Stafford Properties, Inc. and Colony Bank Worth

- filed as Exhibit 10.5 to the Registrant's Quarterly Report on Form 10Q (File No. 000-12436), filed with Securities and Exchange Commission on November 5, 2004 and incorporated herein by reference.

10.6	Letter Agreement, Dated January 9, 2009, Including Securities Purchase Agreement – Standard Terms Incorporated by Reference Therein, Between the Company and the United States Department of the Treasury

- filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-12436), filed with the Commission on January 13, 2009 and incorporated herein by reference.

10.7	Form of Waiver, Executed by Each of Messrs Al D. Ross, Terry L. Hester, Henry F. Brown, Jr., Walter P. Patten and Larry E. Stevenson

- filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 000-12436), filed with the  Commission on January 13, 2009 and incorporated herein by reference.

10.8	Employment Agreement, Dated April 27, 2012 Between Edward P. Loomis, Jr. and ColonyBankcorp, Inc.

-filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-12436), filed with the Commission on May 2, 2012 and incorporated herein by reference.

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

Colony Bankcorp, Inc.

/s/ Edward P. Loomis, Jr.
Date:	August 5, 2013	Edward P. Loomis, Jr.,
President and Chief Executive Officer

/s/ Terry L. Hester
Date:	August 5, 2013	Terry L. Hester,
Executive Vice President and Chief Financial Officer