Form 10-Q
period 2013-09-30
COLONY BANKCORP INC
filed 2013-11-04
CIK 711669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR QUARTER ENDED SEPTEMBER 30, 2013	COMMISSION FILE NUMBER 0-12436

COLONY BANKCORP, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

GEORGIA	58-1492391
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

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

LARGE ACCELERATED FILER	ACCELERATED FILER
NON-ACCELERATED FILER	SMALLER REPORTING COMPANY ☒
(DO NOT CHECK IF A SMALLER REPORTING COMPANY)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).

YES ☐	NO ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS	OUTSTANDING AT NOVEMBER 4, 2013
COMMON STOCK, $1 PAR VALUE	8,439,258

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements.  Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	Loss and regional economic conditions and the impact they may have on the Company and its customers and the Company’s assessment of that impact.

•	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.

•	The effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board.

•	Inflation, interest rate, market and monetary fluctuations.

•	Political instability.

•	Acts of war or terrorism.

•	The timely development and acceptance of new products and services and perceived overall value of these products and services by users.

•	Changes in consumer spending, borrowings and savings habits.

•	Technological changes.

•	Acquisitions and integration of acquired businesses.

•	The ability to increase market share and control expenses.

•	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiary must comply.

•	The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters.

•	Changes in the Company’s organization, compensation and benefit plans.

•	The costs and effects of litigation and of unexpected or adverse outcomes in such litigation.

•	Greater than expected costs or difficulties related to the integration of new lines of business.

•	The Company’s success at managing the risks involved in the foregoing items.

•	Restrictions or conditions imposed by our regulators on our operations.

Forward-looking statements speak only as of the date on which such statements are made.  The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.

Readers should carefully review all disclosures we file from time to time with the Securities and Exchange Commission (SEC).

PART 1.	FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

THE FOLLOWING FINANCIAL STATEMENTS ARE PROVIDED FOR COLONY BANKCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY BANK, COLONY BANK

A.	CONSOLIDATED BALANCE SHEETS – SEPTEMBER 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012 (AUDITED).

B.	CONSOLIDATED STATEMENTS OF INCOME – FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013
AND 2012 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (UNAUDITED).

C.	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (UNAUDITED).

D.	CONSOLIDATED STATEMENTS OF CASH FLOWS – FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (UNAUDITED).

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING SOLELY OF NORMAL RECURRING ADJUSTMENTS) NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2013 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

Part I (Continued)
Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
(DOLLARS IN THOUSANDS)

	SEPTEMBER 30, 2013	December 31, 2012
ASSETS	(Unaudited)	(Audited)

Cash and Cash Equivalents
Cash and Due from Banks	$19,033	$29,244
Federal Funds Sold	18,526	20,002
	37,559	49,246
Interest-Bearing Deposits	4,117	21,795
Investment Securities
Available for Sale, at Fair Value	257,354	268,301
Held to Maturity, at Cost (Fair Value of $39 and $42, as of September 30, 2013 and December 31, 2012, Respectively)	39	41
	257,393	268,342

Federal Home Loan Bank Stock, at Cost	3,164	3,364
Loans	748,044	747,050
Allowance for Loan Losses	(12,951)	(12,737)
Unearned Interest and Fees	(301)	(234)
	734,792	734,079
Premises and Equipment	24,833	24,916
Other Real Estate (Net of Allowance of $4,377 and $4,561 as of September 30, 2013 and December 31, 2012, Respectively)	16,106	15,941
Other Intangible Assets	197	224
Other Assets	34,980	21,490
Total Assets	$1,113,141	$1,139,397

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest-Bearing	$110,870	$123,967
Interest-Bearing	838,593	855,718
	949,463	979,685
Borrowed Money
Subordinated Debentures	24,229	24,229
Other Borrowed Money	40,000	35,000
	64,229	59,229

Other Liabilities	8,634	4,724
Commitments and Contingencies
Stockholders' Equity
Preferred Stock, Stated Value $1,000 a Share; Authorized 10,000,000 Shares, Issued 28,000 Shares	27,956	27,827
Common Stock, Par Value $1 a Share; Authorized 20,000,000 Shares, Issued 8,439,258 and 8,439,258 Shares as of September 30, 2013 and December 31, 2012, Respectively	8,439	8,439
Paid-In Capital	29,145	29,145
Retained Earnings	32,248	30,498
Accumulated Other Comprehensive (Loss), Net of Tax	(6,973)	(150)
	90,815	95,759
Total Liabilities and Stockholders' Equity	$1,113,141	$1,139,397

The accompanying notes are an integral part of these statements.

Part I (Continued)
Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Interest Income
Loans, Including Fees	$10,303	$10,538	$31,023	$31,391
Federal Funds Sold	7	16	27	72
Deposits with Other Banks	5	4	21	34
Investment Securities
U.S. Government Agencies	880	1,116	2,454	4,125
State, County and Municipal	30	42	94	173
Corporate Obligations and Asset-Backed Securities	14	14	42	62
Dividends on Other Investments	21	18	59	55
	11,260	11,748	33,720	35,912
Interest Expense
Deposits	1,361	2,110	4,452	6,833
Borrowed Money	405	416	1,273	1,882
	1,766	2,526	5,725	8,715

Net Interest Income	9,494	9,222	27,995	27,197
Provision for Loan Losses	1,500	1,742	4,200	5,627
Net Interest Income After Provision for Loan Losses	7,994	7,480	23,795	21,570

Noninterest Income
Service Charges on Deposits	1,236	917	3,484	2,527
Other Service Charges, Commissions and Fees	442	372	1,289	1,119
Mortgage Fee Income	117	103	377	296
Securities Gains (Losses)	--	1,187	(2)	2,067
Other	314	324	1,211	1,082
	2,109	2,903	6,359	7,091
Noninterest Expenses
Salaries and Employee Benefits	4,178	3,833	12,496	11,486
Occupancy and Equipment	974	1,000	2,842	2,901
Other	3,336	4,414	10,281	11,248
	8,488	9,247	25,619	25,635

Income Before Income Taxes	1,615	1,136	4,535	3,026
Income Taxes	535	364	1,532	953
Net Income	1,080	772	3,003	2,073
Preferred Stock Dividends	379	361	1,124	1,070
Net Income Available to Common Stockholders	$701	$411	$1,879	$1,003
Net Income Per Share of Common Stock
Basic	$0.08	$0.05	$0.22	$0.12
Diluted	$0.08	$0.05	$0.22	$0.12
Cash Dividends Declared Per Share of Common Stock	$0.00	$0.00	$0.00	$0.00
Weighted Average Basic Shares Outstanding	8,439,258	8,439,258	8,439,258	8,439,258
Weighted Average Diluted Shares Outstanding	8,439,258	8,439,258	8,439,258	8,439,258

The accompanying notes are an integral part of these statements.

Part I (Continued)
Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Net Income	$1,080	$772	$3,003	$2,073

Other Comprehensive Income (Loss), Net of Tax
Gains (Losses) on Securities Arising During the Year	(1,627)	(268)	(6,824)	117
Reclassification Adjustment	--	(783)	1	(1,364)

Change in Net Unrealized Gains (Losses)on Securities Available for Sale, Net of Reclassification Adjustment and Tax Effect	(1,627)	(1051)	(6,823)	(1,247)

Comprehensive Income (Loss)	$(547)	$(279)	$(3,820)	$826

The accompanying notes are an integral part of these statements.

Part I (Continued)
Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Nine Months Ended
	September 30, 2013	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,003	$2,073
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	1,172	1,261
Provision for Loan Losses	4,200	5,627
Securities Gains (Losses)	2	(2,067)
Amortization and Accretion	2,277	3,191
Loss on Sale of Other Real Estate and Repossessions	796	1,313
Provision for Losses on Other Real Estate	1,049	1,259
Increase in Cash Surrender Value of Life Insurance	(178)	(122)
Other Prepaids, Deferrals and Accruals, Net	2,939	4,877
	15,260	17,412
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Investment Securities Available for Sale	(78,604)	(140,618)
Proceeds from Maturities, Calls, and Paydowns of Investment Securities:
Available for Sale	40,794	37,685
Held for Maturity	8	7
Proceeds from Sale of Investment Securities Available for Sale	36,217	161,811
Decrease in Interest-Bearing Deposits in Other Banks	17,678	19,747
Net Loans to Customers	(13,442)	(22,853)
Purchase of Premises and Equipment	(1,089)	(723)
Proceeds from Sale of Other Real Estate and Repossessions	6,514	6,691
Proceeds from Sale of Federal Home Loan Bank Stock	200	2,259
Purchase of Bank Owned Life Insurance	(10,000)	--
Transfer of Subsidiary	--	14
	(1,724)	64,020
CASH FLOWS FROM FINANCING ACTIVITIES
Noninterest-Bearing Customer Deposits	(13,097)	7,583
Interest-Bearing Customer Deposits	(17,126)	(66,364)
Principal Payments on Other Borrowed Money	(16,500)	(41,000)
Proceeds from Other Borrowed Money	21,500	--
	(25,223)	(99,781)

Net Decrease in Cash and Cash Equivalents	(11,687)	(18,349)
Cash and Cash Equivalents at Beginning of Period	49,246	83,372
Cash and Cash Equivalents at End of Period	$37,559	$65,023

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

The consolidated financial statements in this report are unaudited, except for the December 31, 2012 consolidated balance sheet.  All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company.  The results of operations for the nine months ended September 30, 2013, are not necessarily indicative of the results which may be expected for the entire year.

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

Concentrations of Credit Risk

Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions.  The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk, particularly with the current economic downturn in the real estate market.  At September 30, 2013, approximately 86 percent of the Company’s loan portfolio was concentrated in loans secured by real estate.  A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector.  The downturn of the housing and real estate market that began in 2007 resulted in an increase of problem loans secured by real estate, of which most are centered in the Company’s larger MSA markets.  Declining collateral real estate values that secure land development, construction and speculative real estate loans in the Company’s larger MSA markets have resulted in high loan loss provisions in recent years.  In addition, a large portion of the Company’s foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions.  Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.

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

Part I (Continued)
Item 1 (Continued)

(2)	Investment Securities

Investment securities as of September 30, 2013 and December 31, 2012 are summarized as follows:

September 30, 2013		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale:
U.S. Government Agencies Mortgage-Backed	$262,423	$199	$(10,556)	$252,066
State, County & Municipal	4,129	17	(72)	4,074
Corporate Obligations	1,000	82	--	1,082
Asset-Backed Securities	367	--	(235)	132
	$267,919	$298	$(10,863)	$257,354
Securities Held to Maturity:
State, County and Municipal	$39	$--	$--	$39

December 31, 2012		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale:
U.S. Government Agencies Mortgage-Backed	$263,187	$835	$(962)	$263,060
State, County & Municipal	3,974	34	(4)	4,004
Corporate Obligations	1,000	105	--	1,105
Asset-Backed Securities	366	--	(234)	132
	$268,527	$974	$(1,200)	$268,301
Securities Held to Maturity:
State, County and Municipal	$41	$1	$--	$42

The amortized cost and fair value of investment securities as of September 30, 2013, by contractual maturity, are shown hereafter.  Expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.  This is often the case with mortgage-backed securities, which are disclosed separately in the table below.

	Securities
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due In One Year or Less	$273	$276	$--	$--
Due After One Year Through Five Years	2,599	2,694	39	39
Due After Five Years Through Ten Years	1,604	1,582	--	--
Due After Ten Years	1,020	736	--	--
	5,496	5,288	39	39

Mortgage-Backed Securities	262,423	252,066	--	--
	$267,919	$257,354	$39	$39

Proceeds from the sale of investments available for sale during the first nine months of 2013 totaled $36,217 compared to $161,811 for the first nine months of 2012.  The sale of investments available for sale during the first nine months of 2013 resulted in gross realized gains of $191 and losses of $(193).  The sale of investments available for sale during the first nine months of 2012 resulted in gross realized gains of $2,204 and losses of $(137).  This was offset by other than temporary impairment charges of $(60).

Part I (Continued)
Item 1 (Continued)

(2)	Investment Securities (Continued)

Nonaccrual securities are securities for which principal and interest are doubtful of collection in accordance with original terms and for which accruals of interest have been discontinued due to payment delinquency.  Fair value of securities on nonaccrual status totaled $132 and $132 as of September 30, 2013 and December 31, 2012, respectively.

Investment securities having a carry value approximating $93,350 and $117,451 as of September 30, 2013 and December 31, 2012, respectively, were pledged to secure public deposits and for other purposes.

Information pertaining to securities with gross unrealized losses at September 30, 2013 and December 31, 2012 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

September 30, 2013
U.S. Government Agencies Mortgage-Backed	$221,584	$(10,456)	$5,453	$(100)	$227,037	$(10,556)
State, County and Municipal	1,669	(72)	--	--	1,669	(72)
Asset-Backed Securities	--	--	132	(235)	132	(235)
	$223,253	$(10,528)	$5,585	$(335)	$228,838	$(10,863)

December 31, 2012
U.S. Government Agencies Mortgage-Backed	$142,104	$(962)	$--	$--	$142,104	$(962)
State, County and Municipal	1,431	(4)	--	--	1,431	(4)
Asset-Backed Securities	--	--	132	(234)	132	(234)
	$143,535	$(966)	$132	$(234)	$143,667	$(1,200)

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

At September 30, 2013, the debt securities with unrealized losses have depreciated 4.53 percent from the Company’s amortized cost basis.  These securities are guaranteed by either the U.S. Government, other governments or U.S. corporations, except for asset-backed securities.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The company believes the unrealized losses on investments in municipal obligations, collateralized mortgage obligations and mortgage-backed securities as of September 30, 2013, were due to market conditions, not reduced estimated cash flows.  There was a significant increase in market interest rates in June 2013 and rates continued to rise slightly during the third quarter of 2013, particularly in the longer part of the interest rate curve.  This caused a measurable decline in the fair market value of the bond portfolio.  The Company does not intend to sell these securities, does not anticipate that these securities will be required to be sold before anticipated recovery, and expects full principal and interest to be collected.  Therefore, the Company did not consider these investments to have OTTI at September 30, 2013.  As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary.  However, the Company did own one asset-backed security at September 30, 2013 which has been in a continuous unrealized loss position for more than twelve months.  This investment is comprised of one issuance of a trust preferred security, has a book value of $367 and an unrealized loss of $235.  Management evaluates this investment on a quarterly basis utilizing a third-party valuation model.  The Company does not intend to sell this investment, nor does the Company consider it likely that it will be required to sell the investment prior to recovery of the remaining fair value.

Part I (Continued)
Item 1 (Continued)

(3)	Loans

The following table presents the composition of loans segregated by class of loans, as of September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
Commercial and Agricultural
Commercial	$49,162	$55,684
Agricultural	17,613	6,211

Real Estate
Commercial Construction	44,950	53,808
Residential Construction	4,680	5,852
Commercial	335,444	334,386
Residential	207,758	203,845
Farmland	49,288	49,057

Consumer and Other
Consumer	26,235	29,778
Other	12,914	8,429

Total Loans	$748,044	$747,050

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

The following table presents the loan portfolio by credit quality indicator (risk grade) as of September 30, 2013 and December 31, 2012.  Those loans with a risk grade of 1, 2, 3 or 4 have been combined in the pass column for presentation purposes.

September 30, 2013
	Pass	Special Mention	Substandard	Total Loans
Commercial and Agricultural
Commercial	$44,155	$1,780	$3,227	$49,162
Agricultural	17,584	17	12	17,613

Real Estate
Commercial Construction	33,924	2,274	8,752	44,950
Residential Construction	4,473	207	--	4,680
Commercial	312,492	11,487	11,465	335,444
Residential	184,368	12,517	10,873	207,758
Farmland	45,078	480	3,730	49,288

Consumer and Other
Consumer	25,133	326	776	26,235
Other	12,860	2	52	12,914

Total Loans	$680,067	$29,090	$38,887	$748,044

December 31, 2012
	Pass	Special Mention	Substandard	Total Loans
Commercial and Agricultural
Commercial	$49,947	$1,418	$4,319	$55,684
Agricultural	6,156	--	55	6,211

Real Estate
Commercial Construction	37,256	1,664	14,888	53,808
Residential Construction	5,749	103	--	5,852
Commercial	298,222	9,759	26,405	334,386
Residential	183,222	11,413	9,210	203,845
Farmland	45,495	914	2,648	49,057

Consumer and Other
Consumer	28,840	293	645	29,778
Other	8,351	9	69	8,429

Total Loans	$663,238	$25,573	$58,239	$747,050

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

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due.  Generally, loans are placed on nonaccrual status if principal or interest payments become 90 days past due or when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provision.  Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due.  Nonaccrual loans totaled $24,163 and $29,851 as of September 30, 2013 and December 31, 2012, respectively, and total recorded investment in loans past due 90 days or more and still accruing interest approximated $2 and $4, respectively.

The following table represents an age analysis of past due loans and nonaccrual loans, segregated by class of loans, as of September 30, 2013 and December 31, 2012:

September 30, 2013
	Accruing Loans
		90 Days
	30-89 Days	or More	Total Accruing	Nonaccrual
	Past Due	Past Due	Loans Past Due	Loans	Current Loans	Total Loans
Commercial and Agricultural
Commercial	$689	$--	$689	$1,616	$46,857	$49,162
Agricultural	11	--	11	--	17,602	17,613

Real Estate
Commercial Construction	686	--	686	8,483	35,781	44,950
Residential Construction	--	--	--	--	4,680	4,680
Commercial	6,127	--	6,127	5,325	323,992	335,444
Residential	4,543	--	4,543	4,852	198,363	207,758
Farmland	137	--	137	3,606	45,545	49,288

Consumer and Other
Consumer	489	2	491	272	25,472	26,235
Other	--	--	--	9	12,905	12,914

Total Loans	$12,682	$2	$12,684	$24,163	$711,197	$748,044

Part I (Continued)
Item 1 (Continued)

(3)	Loans (Continued)

December 31, 2012
	Accruing Loans
		90 Days
	30-89 Days	or More	Total Accruing	Nonaccrual
	Past Due	Past Due	Loans Past Due	Loans	Current Loans	Total Loans
Commercial and Agricultural
Commercial	$798	$--	$798	$1,033	$53,853	$55,684
Agricultural	28	--	28	39	6,144	6,211

Real Estate
Commercial Construction	1,310	--	1,310	14,032	38,466	53,808
Residential Construction	--	--	--	--	5,852	5,852
Commercial	3,771	--	3,771	6,630	323,985	334,386
Residential	8,223	--	8,223	5,430	190,192	203,845
Farmland	140	--	140	2,413	46,504	49,057

Consumer and Other
Consumer	637	4	641	256	28,881	29,778
Other	5	--	5	18	8,406	8,429

Total Loans	$14,912	$4	$14,916	$29,851	$702,283	$747,050

Part I (Continued)
Item 1 (Continued)

(3)	Loans (Continued)

The following table details impaired loan data as of September 30, 2013:

September 30, 2013
	Unpaid
	Contractual			Average	Interest	Interest
	Principal	Impaired	Related	Recorded	Income	Income
	Balance	Balance	Allowance	Investment	Recognized	Collected

With No Related Allowance Recorded
Commercial	$266	$265	$--	$98	$11	$14
Agricultural	--	--	--	13	--	--
Commercial Construction	8,335	5,010	--	2,220	17	23
Residential Construction	--	--	--	--	--	--
Commercial Real Estate	8,559	8,064	--	8,493	95	113
Residential Real Estate	7,378	5,830	--	2,022	157	152
Farmland	2,277	2,277	--	1,618	--	--
Consumer	295	281	--	141	12	14
Other	--	--	--	--	--	--

	27,110	21,727	--	14,605	292	316

With An Allowance Recorded
Commercial	1,465	1,465	108	1,280	14	19
Agricultural	--	--	--	--	--	--
Commercial Construction	5,924	3,473	573	4,386	--	--
Residential Construction	--	--	--	--	--	--
Commercial Real Estate	15,061	15,061	1,559	7,785	287	285
Residential Real Estate	2,804	2,804	774	3,331	65	64
Farmland	1,329	1,329	202	--	44	47
Consumer	--	--	--	--	--	--
Other	--	--	--	--	--	--

	26,583	24,132	3,216	16,782	410	415

Total
Commercial	1,731	1,730	108	1,378	25	33
Agricultural	--	--	--	13	--	--
Commercial Construction	14,259	8,483	573	6,606	17	23
Residential Construction	--	--	--	--	--	--
Commercial Real Estate	23,620	23,125	1,559	16,278	382	398
Residential Real Estate	10,182	8,634	774	5,353	222	216
Farmland	3,606	3,606	202	1,618	44	47
Consumer	295	281	--	141	12	14
Other	--	--	--	--	--	--

	$53,693	$45,859	$3,216	$31,387	$702	$731

Part I (Continued)
Item 1 (Continued)

(3)	Loans (Continued)

The following table details impaired loan data as of December 31, 2012:

December 31, 2012
	Unpaid
	Contractual			Average	Interest	Interest
	Principal	Impaired	Related	Recorded	Income	Income
	Balance	Balance	Allowance	Investment	Recognized	Collected

With No Related Allowance Recorded
Commercial	$1,508	$1,042	$--	$1,053	$27	$28
Agricultural	39	39	--	58	--	--
Commercial Construction	10,625	6,415	--	9,194	27	52
Residential Construction	--	--	--	--	--	--
Commercial Real Estate	16,566	15,506	--	26,482	430	421
Residential Real Estate	4,450	4,132	--	3,096	89	123
Farmland	2,829	2,413	--	2,326	43	55
Consumer	297	255	--	228	10	13
Other	18	18	--	24	1	1

	36,332	29,820	--	42,461	627	693

With An Allowance Recorded
Commercial	1,493	1,493	463	943	92	88
Agricultural	--	--	--	--	--	--
Commercial Construction	8,267	7,618	1,733	10,534	--	--
Residential Construction	--	--	--	--	--	--
Commercial Real Estate	12,759	12,745	1,236	6,399	384	366
Residential Real Estate	5,515	4,422	840	4,288	145	117
Farmland	--	--	--	65	--	--
Consumer	--	--	--	--	--	--
Other	--	--	--	--	--	--

	28,034	26,278	4,272	22,229	621	571

Total
Commercial	3,001	2,535	463	1,996	119	116
Agricultural	39	39	--	58	--	--
Commercial Construction	18,892	14,033	1,733	19,728	27	52
Residential Construction	--	--	--	--	--	--
Commercial Real Estate	29,325	28,251	1,236	32,881	814	787
Residential Real Estate	9,965	8,554	840	7,384	234	240
Farmland	2,829	2,413	--	2,391	43	55
Consumer	297	255	--	228	10	13
Other	18	18	--	24	1	1

	$64,366	$56,098	$4,272	$64,690	$1,248	$1,264

Part I (Continued)
Item 1 (Continued)

(3)	Loans (Continued)

The following table details impaired loan data as of September 30, 2012:

September 30, 2012
	Unpaid
	Contractual			Average	Interest	Interest
	Principal	Impaired	Related	Recorded	Income	Income
	Balance	Balance	Allowance	Investment	Recognized	Collected

With No Related Allowance Recorded
Commercial	$85	$34	$--	$1,056	$4	$2
Agricultural	109	109	--	64	8	18
Commercial Construction	10,527	8,205	--	10,121	(9)	1
Residential Construction	--	--	--	--	--	--
Commercial Real Estate	35,399	30,152	--	30,141	670	667
Residential Real Estate	4,291	3,694	--	2,751	84	99
Farmland	2,340	2,297	--	2,297	31	44
Consumer	226	208	--	219	5	6
Other	--	--	--	27	--	--

	52,977	44,699	--	46,676	793	837

With An Allowance Recorded
Commercial	1,677	1,677	514	759	69	64
Agricultural	--	--	--	--	--	--
Commercial Construction	12,331	10,610	1,786	11,506	1	4
Residential Construction	--	--	--	--	--	--
Commercial Real Estate	4,789	4,059	864	4,282	115	116
Residential Real Estate	5,260	4,547	1,050	4,244	79	78
Farmland	--	--	--	87	--	--
Consumer	--	--	--	--	--	--
Other	--	--	--	--	--	--

	24,057	20,893	4,214	20,878	264	262

Total
Commercial	1,762	1,711	514	1,815	73	66
Agricultural	109	109	--	64	8	18
Commercial Construction	22,858	18,815	1,786	21,627	(8)	5
Residential Construction	--	--	--	--	--	--
Commercial Real Estate	40,188	34,211	864	34,423	785	783
Residential Real Estate	9,551	8,241	1,050	6,995	163	177
Farmland	2,340	2,297	--	2,384	31	44
Consumer	226	208	--	219	5	6
Other	--	--	--	27	--	--

	$77,034	$65,592	$4,214	$67,554	$1,057	$1,099

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

As discussed in Note 1, Summary of Significant Accounting Policies, once a loan is identified as a TDR, it is accounted for as an impaired loan.  The Company had no unfunded commitments to lend to a customer that has a troubled debt restructured loan as of September 30, 2013.  The following tables present the number of loan contracts restructured during the three and nine month period ended September 30, 2013 and September 30, 2012.  It shows the pre- and post-modification recorded investment as well as the number of contracts and the recorded investment for those TDRs modified during the previous twelve months which subsequently defaulted during the period.  Loans modified in a troubled debt restructuring are considered to be in default once the loan becomes 90 days past due.

	Three Months Ending September 30, 2013			Nine Months Ending September 30, 2013
Troubled Debt Restructurings
	# of Contracts	Pre-Modification	Post-Modification	# of Contracts	Pre-Modification	Post-Modification

Commercial Construction	--	$--	$--	2	$229	$226
Commercial RE	--	--	--	1	226	226
Residential RE	--	--	--	2	1,025	1,001

Total Loans	--	--	--	5	$1,480	$1,453

	Three Months Ending September 30, 2013		Nine Months Ending September 30, 2013
Troubled Debt Restructurings
That Subsequently Defaulted
	# of Contracts	Recorded Investment	# of Contracts	Recorded Investment

Commercial	1	$81	1	$81

Total Loans	1	$81	1	$81

Part I (Continued)
Item 1 (Continued)

(3)	Loans (Continued)

	Three Months Ending September 30, 2012					Nine Months Ending September 30, 2012
Troubled Debt Restructurings
	# of Contracts	Pre-Modification		Post-Modification		# of Contracts	Pre-Modification	Post-Modification

Commercial Real Estate	----	$	----	$	----	1	$57	$57
Residential Real Estate	2		248		248	3	646	645

Total Loans	2		$248		$248	4	$703	$702

	Three Months Ending September 30, 2012			Nine Months Ending September 30, 2012
Troubled Debt Restructurings
That Subsequently Defaulted
	# of Contracts	Recorded Investment		# of Contracts	Recorded Investment

Commercial Construction	----	$	----	1	$64
Residential Real Estate	----		----	1	50

Total Loans	----	$	----	2	$114

At September 30, 2013 all restructured loans were performing as agreed.

(4)	Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses, segregated by class of loan, for the nine month period ended September 30, 2013 and September 30, 2012.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other loan categories and periodically may result in reallocation within the provision categories.

September 30, 2013
	Beginning				Ending
	Balance	Charge-Offs	Recoveries	Provision	Balance

Commercial and Agricultural
Commercial	$981	$(105)	$51	$95	$1,022
Agricultural	296	(27)	4	24	297

Real Estate
Commercial Construction	1,890	(1,779)	193	1,601	1,905
Residential Construction	138	--	--	--	138
Commercial	5,163	(1,865)	293	1,677	5,268
Residential	3,406	(535)	28	481	3,380
Farmland	291	(21)	22	19	311

Consumer and Other
Consumer	228	(333)	82	300	277
Other	344	(4)	10	3	353

	$12,737	$(4,669)	$683	$4,200	$12,951

Part I (Continued)
Item 1 (Continued)

(4)	Allowance for Loan Losses (Continued)

September 30, 2012
	Beginning				Ending
	Balance	Charge-Offs	Recoveries	Provision	Balance

Commercial and Agricultural
Commercial	$1,071	$(407)	$105	$153	$922
Agricultural	297	(3)	--	--	294

Real Estate
Commercial Construction	3,123	(1,929)	74	836	2,104
Residential Construction	138	--	--	--	138
Commercial	6,448	(4,273)	217	4,165	6,557
Residential	3,695	(632)	9	413	3,485
Farmland	365	(39)	5	--	331

Consumer and Other
Consumer	205	(75)	63	60	253
Other	308	(11)	8	--	305

	$15,650	$(7,369)	$481	$5,627	$14,389

During 2012, the Company changed its loss history period used in calculating the ALLL from a one year average to a rolling eight quarter average.  At September 30, 2012 the loss history period used was based on the annual loss rate from calendar year 2011, whereas the loss history period used at September 30, 2013 was based on the loss rate from the eight quarters ended June 30, 2013.

During the third quarter, management implemented a change to its methodology for calculating the allowance for loan losses.  This change was intended to better reflect the current position of the loan portfolio.  Prior to the third quarter, the allowance for loan loss calculation incorporated a qualitative factor related to improvements in credit administration.  These improvements, which began in 2008, included organizational changes to credit administration, specifically related to managing past due loans, grading of loans, recognition of losses and underwriting of new loans.  Primary among the organizational changes was the appointment of experienced lending officers to oversee the lending function, as well as the appointment of a chief credit officer.  Management feels these organizational changes are now fully implemented, as evidenced by a lower charge-off rate, and therefore, the qualitative factor is no longer relevant.  The removal of this qualitative factor did not result in a significant adjustment to the recorded allowance for loan loss balance.

The Company determines its individual reserves during its quarterly review of substandard loans.  This process involves reviewing all loans with a risk grade of 6 or greater and an outstanding balance of $250,000 or more, regardless of the loans impairment classification.  Effective March 31, 2013, management increased the dollar threshold of this review process from $50,000 to $250,000.  The threshold change resulted in loans totaling $4.3 million at September 30, 2013 being removed from the individual impairment review process and being placed in the collective review process.  These loans are now subject to general reserves.

Since not all loans in the substandard category are considered impaired, this quarterly review process may result in the identification of specific reserves on nonimpaired loans.  Management considers those loans graded substandard, but not classified as impaired, to be higher risk loans and, therefore, makes specific allocations to the allowance for those loans if warranted.  The total of such loans is $5.3 million and $13.4 million as of September 30, 2013 and 2012, respectively.  Specific allowance allocations were made for these loans totaling $295 thousand and $1.2 million as of September 30, 2013 and 2012, respectively.  Since these loans are not considered impaired, both the loan balance and related specific allocation are included in the “Collectively Evaluated for Impairment” column of the following tables.

At September 30, 2013, impaired loans totaling $3.34 million were below the $250,000 review threshold and were not individually reviewed for impairment.  Those loans were subject to the bank’s general loan loss reserve methodology and are included in the “Collectively Evaluated for Impairment” column of the following tables.  Likewise, at September 30, 2012, impaired loans totaling $944 thousand were below the $50,000 review threshold and were subject to the bank’s general loan loss reserve methodology and are included in the “Collectively Evaluated for Impairment” column of the following tables.

Part I (Continued)
Item 1 (Continued)

(4)	Allowance for Loan Losses (Continued)

The following tables present breakdowns of the allowance for loan losses, segregated by impairment methodology for September 30, 2013 and 2012:

September 30, 2013
	Ending Allowance Balance			Ending Loan Balance

	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
Commercial and Agricultural
Commercial	$108	$914	$1,022	$1,555	$47,607	$49,162
Agricultural	--	297	297	--	17,613	17,613

Real Estate
Commercial Construction	573	1,332	1,905	7,702	37,248	44,950
Residential Construction	--	138	138	--	4,680	4,680
Commercial	1,559	3,709	5,268	22,729	312,715	335,444
Residential	774	2,606	3,380	6,949	200,809	207,758
Farmland	202	109	311	3,583	45,705	49,288

Consumer and Other
Consumer	--	277	277	--	26,235	26,235
Other	--	353	353	--	12,914	12,914

Total End of Period Balance	$3,216	$9,735	$12,951	$42,518	$705,526	$748,044

September 30, 2012
	Ending Allowance Balance			Ending Loan Balance

	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
Commercial and Agricultural
Commercial	$514	$408	$922	$1,701	$52,580	$54,281
Agricultural	--	294	294	--	12,594	12,594

Real Estate
Commercial Construction	1,786	318	2,104	18,743	35,309	54,052
Residential Construction	--	138	138	--	6,038	6,038
Commercial	864	5,693	6,557	34,165	277,228	311,393
Residential	1,050	2,435	3,485	7,751	189,508	197,259
Farmland	--	331	331	2,277	47,201	49,478

Consumer and Other
Consumer	--	253	253	11	29,574	29,585
Other	--	305	305	--	11,842	11,842

Total End of Period Balance	$4,214	$10,175	$14,389	$64,648	$661,874	$726,522

Part I (Continued)
Item 1 (Continued)

(5)	Other Real Estate Owned

The aggregate carrying amount of Other Real Estate Owned (OREO) at September 30, 2013 and December 31, 2012 was $16,106 and $15,941, respectively.  All of the Company’s other real estate owned represents properties acquired through foreclosure or deed in lieu of foreclosure.  The following table details the change in OREO for the nine months ended September 30, 2013 and the year ended December 31, 2012.

	Nine Months Ended	Twelve Months Ended
	September 30, 2013	December 31, 2012

Balance, Beginning	$15,941	$20,445

Additions	8,258	9,729
Sales of OREO	(6,248)	(9,712)
Gain (Loss) on Sale	(796)	(1,819)
Provision for Losses	(1,049)	(2,702)

Balance, Ending	$16,106	$15,941

(6)	Deposits

The aggregate amount of overdrawn deposit accounts reclassified as loan balances totaled $374 and $389 as of September 30, 2013 and December 31, 2012.

Components of interest-bearing deposits as of September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012
Interest-Bearing Demand	$302,748	$314,031
Savings	54,895	48,777
Time, $100,000 and Over	233,191	211,245
Other Time	247,759	281,665
	$838,593	$855,718

At September 30, 2013 and December 31, 2012, the Company had brokered deposits of $32,738 and $28,230, respectively.  Of the $32,738 brokered deposits at September 30, 2013, $32,738 represented Certificate of Deposits Account Registry Service (CDARS) reciprocal deposits in which customers placed core deposits into the CDARS program for FDIC insurance coverage and the Company received reciprocal brokered deposits in a like amount.  Thus, brokered deposits less the reciprocal deposits totaled $0 at September 30, 2013 and December 31, 2012.  The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $100,000 was approximately $160,055 and $161,531 as of September 30, 2013 and December 31, 2012, respectively.

As of September 30, 2013 and December 31, 2012, the scheduled maturities of certificates of deposits are as follows:

Maturity	September 30, 2013	December 31, 2012
One Year and Under	$345,194	$388,484
One to Three Years	105,404	87,464
Three Years and Over	30,352	16,962
	$480,950	$492,910

Part I (Continued)
Item 1 (Continued)

(7)	Other Borrowed Money

Other borrowed money at September 30, 2013 and December 31, 2012 is summarized as follows:

	September 30, 2013	December 31, 2012
Federal Home Loan Bank Advances	$40,000	$35,000

Advances from the Federal Home Loan Bank (FHLB) have maturities ranging from 2017 to 2020 and interest rates ranging from 0.50 percent to 4.75 percent.  As collateral on the outstanding FHLB advances, the Company has provided a blanket lien on its portfolio of qualifying residential first mortgage loans and commercial loans.  At September 30, 2013 the book value of those loans pledged was approximately $92,918.  At September 30, 2013 the Company had remaining credit availability from the FHLB of approximately $125,500.  The Company may be required to pledge additional qualifying collateral in order to utilize the full amount of the remaining credit line.

The aggregate stated maturities of  other borrowed money at September 30, 2013 are as follows:

Year	Amount
2017	$9,000
2018 and Thereafter	31,000
$40,000

The Company also has available federal funds lines of credit with various financial institutions totaling $43,000, of which there were none outstanding at September 30, 2013.

The Company has the ability to borrow funds from the Federal Reserve Bank (FRB) of Atlanta utilizing the discount window.  The discount window is an instrument of monetary policy that allows eligible institutions to borrow money from the FRB on a short-term basis to meet temporary liquidity shortages caused by internal or external disruptions.  At September 30, 2013, the Company had borrowing capacity available under this arrangement, with no outstanding balances.  The Company would be required to pledge certain available-for-sale investment securities as collateral under this agreement.

In addition, at September 30, 2013, the Company had an available repurchase agreement line of credit with a third party totaling $50,000.  Use of this credit facility is subject to the underwriting and risk management policies of the third party in effect at the time of the request.  Such policies may take into consideration current market conditions, the current financial condition of the Company and the ability of the Company to provide adequate securities as collateral for the transaction, among other factors.

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

On February 13, 2012, the Company announced the suspension of dividends on the Preferred Stock.  At September 30, 2013, there were accumulated dividends in arrears of $2.73 million, including related accrued interest.  Cumulative dividends on the Preferred Shares will continue to accrue at a rate of 5 percent per annum for the first five years from initial issuance and at a rate of 9 percent per annum thereafter.  The Preferred Stock continues to have no maturity date and ranks senior to the Company’s Common Stock.  The Preferred Stock continues to be redeemable at the option of the Company at 100 percent of their liquidation preference, plus any accrued and unpaid dividends.

On January 29, 2013, the Company’s 28,000 shares of Preferred Stock was sold by the Treasury to the public through a modified dutch auction.  On June 5, 2013, the Company’s Warrant for 500,000 shares of common stock was also sold by the Treasury to the public through an auction.  Neither the sale of the Preferred Stock nor the sale of the Warrant to new investors resulted in any accounting entries and neither transaction had an impact on the Company’s capital position.

(9)	Subordinated Debentures (Trust Preferred Securities)

			3 month	Added	Total		5 Year
Description	Date	Amount	Libor Rate	Points	Rate	Maturity	Call Option
Colony Bankcorp Statutory Trust III	6/17/2004	4,500	0.25390	2.68	2.93390	6/14/2034	6/17/2009
Colony Bankcorp Capital Trust I	4/13/2006	5,000	0.24810	1.50	1.74810	4/13/2036	4/13/2011
Colony Bankcorp Capital Trust II	3/12/2007	9,000	0.24810	1.65	1.89810	3/12/2037	3/12/2012
Colony Bankcorp Capital Trust III	9/14/2007	5,000	0.26500	1.40	1.66500	9/14/2037	9/14/2012

The Trust Preferred Securities are recorded as subordinated debentures on the consolidated balance sheets, but subject to certain limitations, qualify as Tier 1 Capital for regulatory capital purposes.  The proceeds from the offering were used to fund the cash portion of the Quitman acquisition, payoff holding company debt, and inject capital into bank subsidiaries.

On February 13, 2012, the Company announced the suspension of the quarterly interest payments on the Trust Preferred Securities.  Under the terms of the trust documents, the Company may defer payments of interest for up to 20 consecutive quarterly periods without default or penalty.  The regularly scheduled interest payments will continue to be accrued for payment in the future and reported as an expense in the current period.  At September 30, 2013, accrued but unpaid interest expense totaled $941.

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

At September 30, 2013 and December 31, 2012 the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	September 30, 2013	December 31, 2012

Loan Commitments	$65,794	$64,147
Letters of Credit	1,016	1,141

Part I (Continued)
Item 1 (Continued)

(10)	Commitments and Contingencies (Continued)

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

The carrying amount, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2013 and December 31, 2012 are as follows:
	Fair Value Measurements at
	September 30, 2013
	Carrying	Estimated	Level	Level		Level
	Value	Fair Value	1		2		3

Assets
Cash and Short-Term Investments	$41,676	$41,676	$41,676	$	---	$	---
Investment Securities Available for Sale	257,354	257,354	---		256,231		1,123
Investment Securities Held to Maturity	39	39	---		39		---
Federal Home Loan Bank Stock	3,164	3,164	3,164		---		---
Loans, Net	734,792	735,680	---		714,764		20,916

Liabilities
Deposits	949,463	951,007	468,512		482,495		---
Subordinated Debentures	24,229	24,229	24,229		---		---
Other Borrowed Money	40,000	41,469	---		41,469		---

	Fair Value Measurements at
	December 31, 2012
	Carrying	Estimated	Level	Level		Level
	Value	Fair Value	1		2		3

Assets
Cash and Short-Term Investments	$71,041	$71,041	$71,041	$	---	$	---
Investment Securities Available for Sale	268,301	268,301	---		267,163		1,138
Investment Securities Held to Maturity	41	42	---		42		---
Federal Home Loan Bank Stock	3,364	3,364	3,364		---		---
Loans, Net	734,079	735,115	---		713,109		22,006

Liabilities
Deposits	979,685	982,215	486,775		495,440		---
Subordinated Debentures	24,229	24,229	24,229		---		---
Other Borrowed Money	35,000	38,424	---		38,424		---

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis – The following table presents the recorded amount of the Company’s assets measured at fair value on a recurring and nonrecurring basis as of September 30, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.  The table below includes only impaired loans with a specific reserve and only other real estate properties with a valuation allowance at September 30, 2013.  Those impaired loans and other real estate properties are shown net of the related specific reserves and valuation allowances.

Part I (Continued)
Item 1 (Continued)

(11)	Fair Value of Financial Instruments and Fair Value Measurements (Continued)

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in			Significant
		Active Markets for		Significant Other	Unobservable
	Total Fair	Identical Assets		Observable	Inputs
September 30, 2013	Value	(Level 1)		Inputs (Level 2)	(Level 3)

Recurring Securities Available for Sale

U.S. Government Agencies Mortgage-Backed	$252,066	$	---	$252,066	$ ---
State, County and Municipal	4,074		---	3,083	991
Corporate Obligations	1,082		---	1,082	---
Asset-Backed Securities	132		---	---	132
	$257,354	$	---	$256,231	$1,123

Nonrecurring
Impaired Loans	$20,916	$	---	$ ---	$20,916

Other Real Estate	$6,701	$	---	$ ---	$6,701

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in			Significant
		Active Markets for		Significant Other	Unobservable
	Total Fair	Identical Assets		Observable	Inputs
December 31, 2012	Value	(Level 1)		Inputs (Level 2)	(Level 3)

Recurring Securities Available for Sale

U.S. Government Agencies Mortgage-Backed	$263,060	$	---	$263,060	$ ---
State, County and Municipal	4,004		---	2,998	1,006
Corporate Obligations	1,105		---	1,105	---
Asset-Backed Securities	132		---	---	132
	$268,301	$	---	$267,163	$1,138

Nonrecurring
Impaired Loans	$22,006	$	---	$ ---	$22,006

Other Real Estate	$8,817	$	---	$ ---	$8,817

Liabilities

The Company did not identify any liabilities that are required to be presented at fair value.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

The following table presents quantitative information about the significant unobservable inputs used in the fair value measurements for assets in level 3 of the fair value hierarchy measured on a nonrecurring basis at September 30, 2013.  This table is comprised primarily of collateral dependent impaired loans and other real estate owned:

Part I (Continued)
Item 1 (Continued)

(11)	Fair Value of Financial Instruments and Fair Value Measurements (Continued)

		Valuation	Unobservable	Range
	September 30, 2013	Techniques	Inputs	Weighted Avg
Impaired Loans
Commercial	$1,357	Sales Comparison	Adjustment for Differences	0.00% - 0.00%
			Between the Comparable Sales	0.00%

			Management Adjustments for	0.00% - 90.00%
			Age of Appraisals and/or Current	45.00%
Market Conditions

Real Estate
Commercial Construction	2,900	Sales Comparison	Adjustment for Differences	(16.00%) - 28.00%
			Between the Comparable Sales	6.00%

			Management Adjustments for	0.00% - 10.00%
			Age of Appraisals and/or Current	5.00%
Market Conditions

		Income Approach	Capitalization Rate	8.50%

Residential Real Estate	2,030	Sales Comparison	Adjustment for Differences	(0.70%) -191.70%
			Between the Comparable Sales	95.50%

			Management Adjustments for	0.00% - 10.00%
			Age of Appraisals and/or Current	5.00%
Market Conditions

		Income Approach	Capitalization Rate	12.50%

Commercial Real Estate	13,502	Sales Comparison	Adjustment for Differences	0.00% - 15.00%
			Between the Comparable Sales	7.50%

			Management Adjustments for	0.00% - 10.00%
			Age of Appraisals and/or Current	5.00%
Market Conditions

		Income Approach	Capitalization Rate	11.00%

			Discount Rate	5.13%

Farmland	1,127	Sales Comparison	Adjustment for Differences	(55.00%) - 388.00%
			Between the Comparable Sales	166.50%

			Management Adjustment for	30.00% - 70.00%
			Age of Appraisals and/or Current	50.00%
Market Conditions

Other Real Estate Owned	6,701	Sales Comparison	Adjustment for Differences	(35.00%) - 319.10%
			Between the Comparable Sales	142.05%

			Management Adjustment for	3.10% - 69.36%
			Age of Appraisals and/or Current	28.26%
Market Conditions

		Income Approach	Discount Rate	3.00%

			Capitalization Rate	14.00%

Part I (Continued)
Item 1 (Continued)

(11)	Fair Value of Financial Instruments and Fair Value Measurements (Continued)

The table below presents a reconciliation and statement of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the nine months ended September 30, 2013 and the twelve months ended December 31, 2012.

	Available for Sale Securities
	September 30, 2013	December 31, 2012

Balance, Beginning	$1,138	$1,122
Total Realized/Unrealized Gains (Losses) Included In Purchases, Sales, Issuances and Settlements
Transfers into Level 3	--	789
Securities Purchased During the Year	--	208
Securities Called During the Year	--	(1,000)
Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss)	(15)	78
Loss on OTTI Impairment Included in Noninterest Income	--	(59)
Balance, Ending	$1,123	$1,138

The Company’s policy is to recognize transfers in and transfers out of levels 1, 2 and 3 as of the end of a reporting period.  As of December 31, 2012, the Company transferred certain state, county and municipal securities out of level 2 and into level 3.  The transfers into level 3 were the result of decreased market activity for these types of securities, as well as a lack of current credit ratings on these securities.  There were no gains or losses recognized as a result of the transfers.  There were no transfers of securities between level 1 and level 2 for the nine months ended September 30, 2013.

The following table presents quantitative information about recurring level 3 fair value measurements as of September 30, 2013.

		Valuation	Unobservable	Range
	Fair Value	Techniques	Inputs	Weighted Avg

Asset-Back Securities	$132	Discounted Cash Flow	Discount Rate	3.70% - 4.78%
				4.24%

State, County and Municipal	991	Discounted Cash Flow	Discount Rate	N/A *

* The Company relies on a third-party pricing service to value its municipal securities.  The details of the unobservable inputs and other adjustments used by the third-party pricing service were not readily available to the Company.

(12)	Regulatory Capital Matters

The amount of dividends payable to the parent company from the subsidiary bank is limited by various banking regulatory agencies.  Upon approval by regulatory authorities, the Bank may pay cash dividends to the parent company in excess of regulatory limitations.  Additionally, in the third quarter of 2009, the Company suspended the payment of dividends to common shareholders.  At September 30, 2013, the Company is subject to certain regulatory restrictions that preclude the declaration of or payment of any dividends to its common stockholders, without prior approval from the Federal Reserve Bank.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  The amounts and ratios as defined in regulations are presented hereafter.  Management believes, as of September 30, 2013, the Company meets all capital adequacy requirements to which it is subject under the regulatory framework for prompt corrective action.  In the opinion of management, there are no conditions or events since prior notification of capital adequacy from the regulators that have changed the institution’s category.

The following table summarizes regulatory capital information as of September 30, 2013 and December 31, 2012 on a consolidated basis and for each significant subsidiary, as defined.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2013

Total Capital to Risk-Weighted Assets
Consolidated	$124,581	16.66%	$59,824	8.00%	NA	NA
Colony Bank	125,567	16.82	59,722	8.00	$74,653	10.00%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	115,189	15.40	29,912	4.00	NA	NA
Colony Bank	116,191	15.56	29,861	4.00	44,792	6.00

Tier 1 Capital to Average Assets
Consolidated	115,189	10.40	44,283	4.00	NA	NA
Colony Bank	116,191	10.51	44,205	4.00	55,256	5.00

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012

Total Capital to Risk-Weighted Assets
Consolidated	$122,630	16.47%	$59,548	8.00%	NA	NA
Colony Bank	123,463	16.61	59,474	8.00	$74,342	10.00%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	113,283	15.22	29,774	4.00	NA	NA
Colony Bank	114,128	15.35	29,737	4.00	44,605	6.00

Tier 1 Capital to Average Assets
Consolidated	113,283	10.22	44,343	4.00	NA	NA
Colony Bank	114,128	10.31	44,282	4.00	55,352	5.00

Part I (Continued)
Item 1 (Continued)

(12)	Regulatory Capital Matters (Continued)

At September 30, 2013, the Bank continued to be subject to a memorandum of understanding (MOU) which requires, among other things, that the Bank maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as follows:  Tier 1 capital to total average assets of 8% and total risk-based capital to total risk-weighted assets of 10% during the life of the MOU.  The MOU also requires that, prior to declaring or paying any cash dividend to the Company, the Bank must obtain written consent of its regulators.  As of October 4, 2013, the bank received written communication from regulators that the MOU was released, effective immediately; however, the bank is still required to obtain written consent of its regulators to declare or pay any cash dividends.

(13)	Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period.  Diluted earnings per share reflects the potential dilution of restricted stock and common stock warrants.  Net income available to common stockholders represents net income after preferred stock dividends.  The following table presents earnings per share for the three month and nine month period ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012

Numerator
Net Income (Loss) Available to Common Stockholders	$701	$411	$1,879	$1,003

Denominator
Weighted Average Number of Common Shares Outstanding for Basic Earnings Per Common Share	8,439	8,439	8,439	8,439

Dilutive Effect of Potential Common Stock
Restricted Stock	--	--	--	--
Stock Warrants	--	--	--	--
Weighted-Average Number of Shares Outstanding for
Diluted Earnings Per Common Share	8,439	8,439	8,439	8,439

Earnings (Loss) Per Share - Basic	$0.08	$0.05	$0.22	$0.12

Earnings (Loss) Per Share - Diluted	$0.08	$0.05	$0.22	$0.12

For the nine months ended September 30, 2013 and 2012, respectively, the Company has excluded 500 shares of common stock equivalents because the strike price of the common stock equivalents would cause them to have an anti-dilutive effect.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	Local and regional economic conditions and the impact they may have on the Company and its customers and the Company’s assessment of that impact.

•	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.

•	The effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board.

•	Inflation, interest rate, market and monetary fluctuations.

•	Political instability.

•	Acts of war or terrorism.

•	The timely development and acceptance of new products and services and perceived overall value of these products and services by users.

•	Changes in consumer spending, borrowings and savings habits.

•	Technological changes.

•	Acquisitions and integration of acquired businesses.

•	The ability to increase market share and control expenses.

•	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiary must comply.

•	The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters.

•	Changes in the Company’s organization, compensation and benefit plans.

•	The costs and effects of litigation and of unexpected or adverse outcomes in such litigation.

Part I (Continued)
Item 2 (Continued)

•	Greater than expected costs or difficulties related to the integration of new lines of business.

•	The Company’s success at managing the risks involved in the foregoing items.

•	Restrictions or conditions imposed by our regulators on our operations.

Forward-looking statements speak only as of the date on which such statements are made. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.

The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of September 30, 2013, and the consolidated results of operations for the nine months ended September 30, 2013.  This discussion should be read in conjunction with the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2013. Readers should also carefully review all other disclosures we file from time to time with the SEC.

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

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of September 30, 2013 and 2012, and results of operations for each of the three and nine months in the periods ended September 30, 2013 and 2012. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

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

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense.  Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities.  Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets.  Net income available to shareholders totaled $701 thousand, or $0.08 diluted per common share, in three months ended September 30, 2013 compared to net income available to shareholders of $411 thousand, or $0.05 diluted per common share, in three months ended September 30, 2012.  Net income available to shareholders totaled $1.88 million, or $0.22 diluted per common share, in nine months ended September 30, 2013 compared to net income available to shareholders of $1.00 million, or $0.12 diluted per common share, in nine months ended September 30, 2012.

Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012

Taxable-equivalent net interest income	$9,536	$9,257	$28,117	$27,300
Taxable-equivalent adjustment	42	35	122	103

Net interest income	9,494	9,222	27,995	27,197
Provision for loan losses	1,500	1,742	4,200	5,627
Noninterest income	2,109	2,903	6,359	7,091
Noninterest expense	8,488	9,247	25,619	25,635

Income before income taxes	$1,615	$1,136	4,535	3,026
Income Taxes	535	364	1,532	953

Net income	$1,080	$772	$3,003	$2,073

Preferred stock dividends	379	361	1,124	1,070

Net income available to common shareholders	$701	$411	$1,879	$1,003

Net income available to common shareholders:
Basic	$0.08	$0.05	$0.22	$0.12
Diluted	$0.08	$0.05	$0.22	$0.12
Return on average assets	0.25%	0.15%	0.22%	0.12%
Return on average common equity	3.09%	1.69%	2.67%	1.38%

Net income from operations for three months ended September 30, 2013 increased $308 thousand, or 39.90 percent, compared to the same period in 2012.  The increase was primarily the result of an increase of $272 thousand in net interest income, a decrease of $242 thousand in provision for loan losses and a decrease of $759 thousand in noninterest expense.  This was offset by a decrease of $794 thousand in noninterest income and an increase of $171 thousand in income taxes.

Part I (Continued)
Item 2 (Continued)

Net income from operations for nine months ended September 30, 2013 increased $930 thousand, or 44.86 percent, compared to the same period in 2012.  The increase was primarily the result of an increase of $798 thousand in net interest income, a decrease of $16 thousand in noninterest expense, and a decrease of $1.43 million in provision for loan losses.  This was offset by a decrease of $732 thousand in noninterest income and an increase of $579 thousand in income taxes.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 81.49 percent of total revenue for nine months ended September 30, 2013 and 79.32 percent for the same period a year ago.

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

Part I (Continued)
Item 2 (Continued)

Rate/Volume Analysis

The rate/volume analysis presented hereafter illustrates the change from September 30, 2012 to September 30, 2013 for each component of the taxable equivalent net interest income separated into the amount generated through volume changes and the amount generated by changes in the yields/rates.

	Changes from September 30, 2012 to September 30, 2013
($ in thousands)	Volume	Rate	Total

Interest Income
Loans, Net-taxable	$1,123	$(1,465)	$(342)

Investment Securities
Taxable	(374)	(1,382)	(1,756)
Tax-exempt	(26)	5	(21)
Total Investment Securities	(400)	(1,377)	(1,777)

Interest-Bearing Deposits in other Banks	(14)	1	(13)

Federal Funds Sold	(48)	3	(45)

Other Interest - Earning Assets	(8)	12	4
Total Interest Income	653	(2,826)	(2,173)

Interest Expense
Interest-Bearing Demand and
Savings Deposits	126	(84)	42
Time Deposits	(1,068)	(1,355)	(2,423)
Subordinated Debentures	---	(32)	(32)
Other Borrowed Money	(226)	(351)	(577)

Total Interest Expense	(1,168)	(1,822)	(2,990)
Net Interest Income	$1,821	$(1,004)	$817

(1)	Changes in net interest income for the periods, based on either changes in average balances or changes in average rates for interest-earning assets and interest-bearing liabilities, are shown on this table. During each year, there are numerous and simultaneous balance and rate changes; therefore, it is not possible to precisely allocate the changes between balances and rates. For the purpose of this table, changes that are not exclusively due to balance changes or rate changes have been attributed to rates.

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

The Company maintains about 13 percent of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years.  The liabilities to fund assets are primarily in short term certificate of deposits that mature within one year.  The net interest margin increased to 3.59 percent for nine months ended September 30, 2013 compared to 3.39 percent for the same period a year ago.  We anticipate continued improvement in the net interest margin in 2013 as a result of our loan and deposit pricing guidance and balance sheet restructuring.

Taxable-equivalent net interest income for nine months ended September 30, 2013 increased $817 thousand, or 2.99 percent compared to the same period a year ago. The average volume of earning assets during nine months ended September 30, 2013 decreased $28.84 million compared to the same period a year ago while over the same period the net interest margin increased by 20 basis points from 3.39 percent to 3.59 percent.  Decline in average earning assets during 2013 was primarily in interest bearing deposits, interest-bearing other assets, investments and federal funds sold.  The increase in the net interest margin in 2013 is primarily the result of reducing and repricing higher cost time deposits and borrowed money.

The average volume of loans increased $25.76 million in nine months ended September 30, 2013 compared to the same period a year ago.  The average yield on loans decreased 27 basis points in nine months ended September 30, 2013 compared to the same period a year ago. The average volume of investment securities decreased $21.10 million in nine months ended September 30, 2013 compared to the same year ago period, while the average yield on investment securities decreased 70 basis points for the same period comparison.  The average volume of deposits decreased $24.79 million in nine months ended September 30, 2013 compared to the same period a year ago, with interest-bearing deposits decreasing $38.02 million in nine months ended September 30, 2013.  Accordingly, the ratio of average interest-bearing deposits to total average deposits was 88.25 percent in nine months ended September 30, 2013 compared to 89.91 percent in the same period a year ago.  This deposit mix, combined with a general decrease in market rates, had the effect of (i) decreasing the average cost of total deposits by 31 basis points in nine months ended September 30, 2013 compared to the same period a year ago and, (ii) mitigating a portion of the impact of decreasing yields on earning assets.

The Company’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.47 percent in nine months ended September 30, 2013 compared to 3.24 percent in the same period a year ago. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $4.20 million in nine months ended September 30, 2013 compared to $5.63 million in the same period a year ago.   See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Part I (Continued)
Item 2 (Continued)

Noninterest Income

The components of noninterest income were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012

Service Charges on Deposit Accounts	$1,236	$917	$3,484	$2,527
Other Charges, Commissions and Fees	442	372	1,289	1,119
Other	314	324	1,211	1,082
Mortgage Fee Income	117	103	377	296
Securities Gains (Losses)	--	1,187	(2)	2,067

Total	$2,109	$2,903	$6,359	$7,091

Total noninterest income for three months ended September 30, 2013 decreased $794 thousand, or 27.35 percent compared to the same period year ago.  Total noninterest income for nine months ended September 30, 2013 decreased $732 thousand, or 10.32 percent compared to the same period year ago.  The decrease in noninterest income was primarily in securities gains for both periods.   Changes in these items and the other components of noninterest income are discussed in more detail below.

Service Charges on Deposit Accounts.  Service charges on deposit accounts for three months ended September 30, 2013 increased $319 thousand, or 34.79 percent, compared to the same period a year ago.  Service charges on deposit accounts for nine months ended September 30, 2013 increased $957 thousand, or 37.87 percent, compared to the same period a year ago.  The increase for the three months and the nine months ended September 30, 2013 is attributable to the implementation of a formalized overdraft deposit privilege program this year.

Mortgage Fee Income.  Mortgage fee income for three months ended September 30, 2013 increased $14 thousand, or 13.59 percent, compared to the same period year ago.   Mortgage fee income for nine months ended September 30, 2013 increased $81 thousand, or 27.36 percent, compared to the same period year ago.

All Other Noninterest Income.  Other charges, commissions and fees and other income for three months ended September 30, 2013 was $756 thousand compared to $696 thousand in the same year ago period, or an increase of 8.62 percent.  Other charges, commissions and fees and other income for nine months ended September 30, 2013 was $2.50 million compared to $2.20 million in the same year ago period, or an increase of 13.58 percent.  Significant amounts impacting the comparable periods was primarily attributed to premiums on sale of guaranteed loans which increased to $352 thousand in 2013 compared to $306 thousand in 2012, or an increase of 15.03 percent.  ATM and debit card fees increased $155 thousand in 2013 compared to 2012.

Securities Gains.  The Company did not realize any gains from the sale of securities in three months ended September 30, 2013 compared to $1.19 million realized gains in the same year ago period.  The Company realized losses in the amount of $2 thousand from the sale of securities in nine months ended September 30, 2013 compared to $2.10 million realized gains in the same year ago period.

Part I (Continued)
Item 2 (Continued)

Noninterest Expense

The components of noninterest expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012

Salaries and Employee Benefits	$4,178	$3,833	$12,496	$11,486
Occupancy and Equipment	974	1,000	2,842	2,901
Other	3,336	4,414	10,281	11,248

Total	$8,488	$9,247	$25,619	$25,635

Total noninterest expense for three months ended September 30, 2013 decreased $759 thousand, or 8.21 percent, compared to the same period a year ago. Total noninterest expense for nine months ended September 30, 2013 decreased $16 thousand or 0.06 percent, compared to the same period a year ago.  These items and the changes in the various components of noninterest expense are discussed in more detail below.

Salaries and Employee Benefits.  Salaries and employee benefits expense for three months ended September 30, 2013 increased $345 thousand, or 9.00 percent, compared to the same period a year ago.  Salaries and employee benefits expense for nine months ended September 30, 2013 increased $1.01 million, or 8.79 percent, compared to the same period a year ago.  The increase is primarily attributable to an increase in headcount related to increased “back office” regulatory compliance demands and merit pay increases.

Occupancy and Equipment.  Occupancy and equipment expense has remained relatively flat in both periods with a decrease of $26 thousand for three months ended September 30, 2013 compared to the same year ago period.  Occupancy and equipment expense has remained relatively flat in both periods with a decrease of $59 thousand for nine months ended September 30, 2013 compared to the same year ago period.

All Other Non-Interest Expense.  All other noninterest expense for three months ended September 30, 2013 decreased $1.08 million, or 24.42 percent compared to the same year ago period.  All other noninterest expense for nine months ended September 30, 2013 decreased $967 thousand, or 8.60 percent compared to the same year ago period.

Loans

The following table presents the composition of the Company’s loan portfolio as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012

Commercial, Financial and Agricultural	$66,775	$61,895
Real Estate
Construction	49,630	59,660
Mortgage, Farmland	49,288	49,057
Mortgage, Other	543,202	538,231
Consumer	26,235	29,778
Other	12,914	8,429
	748,044	747,050
Unearned Interest and Fees	(301)	(234)
Allowance for Loan Losses	(12,951)	(12,737)

Loans	$734,792	$734,079

Part I (Continued)
Item 2 (Continued)

Overview. Loans totaled $748.0 million at September 30, 2013, up 0.13 percent from December 31, 2012 loans of $747.1 million.  The majority of the Company’s loan portfolio is comprised of the real estate loans-other, real estate construction and commercial, financial and agricultural.  Real estate-mortgage other, which is primarily 1-4 family residential properties and nonfarm nonresidential properties, made up 72.62 percent and 72.05 percent of total loans, real estate construction made up 6.63 percent and 7.99 percent, while commercial, financial, and agricultural based loans made up 8.93 percent and 8.29 percent of total loans at September 30, 2013 and December 31, 2012, respectively.

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

Commercial, financial and agricultural loans at September 30, 2013 increased 7.88 percent from December 31, 2012 to $66.8 million. The Company’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Company’s loan policy guidelines.

Collateral Concentrations.  Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions.  The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk, particularly with the current economic downturn in the real estate market.  At September 30, 2013, approximately 86 percent of the Company’s loan portfolio was concentrated in loans secured by real estate.  A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector.  In addition, a large portion of the Company’s foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions.  Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.

Part I (Continued)
Item 2 (Continued)

Non-Performing Assets and Potential Problem Loans

Non-performing assets and accruing past due loans as of September 30, 2013, December 31, 2012 and September 30, 2012 were as follows:

	September 30, 2013	December 31, 2012	September 30, 2012

Loans Accounted for on Nonaccrual	$24,163	$29,851	$34,278
Loans Accruing Past Due 90 Days or More	2	4	5
Other Real Estate Foreclosed	16,106	15,941	17,091
Securities Accounted for on Nonaccrual	367	366	367
Total Nonperforming Assets	$40,638	$46,162	$51,741

Nonperforming Assets as a Percentage of:
Total Loans and Foreclosed Assets	5.32%	6.05%	6.96%
Total Assets	3.65%	4.05%	4.71%
Supplemental Data:
Trouble Debt Restructured Loans
In Compliance with Modified Terms	21,202	24,870	30,796

Trouble Debt Restructured Loans Past Due 30-89 Days	495	1,377	518
Accruing Past Due Loans:
30-89 Days Past Due	$12,682	$14,911	$12,708
90 or More Days Past Due	2	4	5
Total Accruing Past Due Loans	$12,684	$14,915	$12,713

Non-performing assets include non-accrual loans, loans past due 90 days or more, foreclosed real estate and nonaccrual securities.   Non-performing assets at September 30, 2013 decreased 11.97 percent from December 31, 2012.

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

The allowance for loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The provision for loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for loan losses decreased $242 thousand from $1.74 million in three months ended September 30, 2012 to $1.50 million in three months ended September 30, 2013.  The provision for loan losses charged to earnings was based upon management’s judgment of the amount necessary to maintain the allowance at an adequate level to absorb losses inherent in the loan portfolio at quarter-end.  The amount each period is dependent upon many factors, including changes in the risk ratings of the loan portfolio, net charge-offs, past due ratios, the value of collateral, and other environmental factors that include portfolio loan quality indicators; portfolio growth and composition of commercial real estate and concentrations; portfolio policies, procedures, underwriting standards, loss recognition, collection and recovery practices; local economic business conditions; and the experience, ability, and depth of lending management and staff.  Of significance to changes in the allowance during the third quarter 2013 was the provision of $1.50 million and net charge-offs of $1.51 million.  Net charge-offs for third quarter 2012 totaled $2.65 million.  The Company believes that collection efforts have reduced impaired loans and the reduction in net charge-offs runs parallel with the improvement in the substandard assets.  As we begin to see stabilization in the economy and the housing and real estate market, we expect continued improvement in our substandard assets, including net charge-offs.

Part I (Continued)
Item 2 (Continued)

Nonperforming assets as a percentage of total loans and foreclosed assets decreased to 5.32 percent at September 30, 2013 compared to 6.05 percent at December 31, 2012 and 6.96 percent at September 30, 2012.  Total nonperforming assets at September 30, 2013 were $40.6 million, of which $19.4 million were construction, land development and other land loans; $5.8 million were 1-4 family residential properties; $0.5 million were multifamily residential properties; $9.0 million were nonfarm nonresidential properties; $3.6 million were farmland properties; and the remainder of nonperforming assets totaling $2.3 million were commercial and consumer loans.  All of the classified loans greater than $250 thousand, including the nonperforming loans, are reviewed throughout the quarter for impairment review.  Total nonperforming assets at December 31, 2012 were $46.2 million, of which $23.9 million were construction, land development and other land loans; $7.2 million were 1-4 family residential properties; $0.6 million were multifamily residential properties; $10.4 million were nonfarm nonresidential properties; $2.4 million were farmland properties; and the remainder of nonperforming assets totaling $1.7 million were commercial and consumer loans.  Total nonperforming assets at September 30, 2012 were $51.7 million, of which $29.9 million were construction, land development and other land loans; $2.5 million were farmland; $6.3 million were 1-4 family residential properties; $0.6 million were multifamily residential properties; $11.4 million were nonfarm nonresidential properties; and the remainder of nonperforming assets totaling $1.0 million were commercial and consumer loans.  The allowance for loan losses of $12.95 million at September 30, 2013 was 1.73 percent of total loans which compares to $12.74 million at December 31, 2012, or 1.70 percent of total loans and to $14.39 million at September 30, 2012, or 1.98 percent.  Unusually high levels of loan loss provision have been required as Company management addresses asset quality deterioration.  While the nonperforming loans as a percentage of total loans was 3.23 percent, 4.00 percent, 4.72 percent, respectively as of September 30, 2013, December 31, 2012 and September 30, 2012, the Company’s allowance for loan losses as a percentage of nonperforming loans was 53.59 percent, 42.66 percent, 41.97 percent, respectively as of September 30, 2013, December 31, 2012 and September 30, 2012.  We continue to identify new problem loans, though at a slower pace than in previous quarters.

While the allowance for loan losses increased from $12.74 million, or 1.70 percent of total loans at December 31, 2012 to $12.95 million, or 1.73 percent of total loans at September 30, 2013, the Company also reflected a decrease in nonperforming loans from $29.86 million at December 31, 2012 to $24.17 million at September 30, 2013 and a decrease in special mention and substandard loans from $83.81 million at December 31, 2012 to $67.98 million at September 30, 2013.  The allowance for loan losses is inherently judgmental, nevertheless the Company’s methodology is consistently applied based on standards for current accounting by creditors for impairment of a loan and allowance allocations determined in accordance with accounting for contingencies.  Loans individually selected for impairment review consist of all loans classified substandard that are $250 thousand and over.  The remaining portfolio is analyzed based on historical loss data.  Loans selected for individual review where no individual impairment amount is identified do not receive any contribution to the allowance for loan losses based on historical data.  Historical loss rates are updated quarterly to provide the annual loss rate which is applied to the appropriate portfolio grades.  In addition, the Company has also segmented its real estate portfolio into thirteen separate categories and captured loan loss experience for each category.  Most of the company’s charge-offs the past two years have been real estate dependent loans and we believe this segmentation provides more accuracy in determining allowance for loan loss adequacy.  In addition, environmental factors as discussed earlier are evaluated for any adjustments needed to the allowance for loan losses determination produced by individual loan impairment analysis and remaining portfolio segmentation analysis.  The allowance for loan losses determination is based on reviews throughout the year and an environmental analysis at quarter end.

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

Part I (Continued)
Item 2 (Continued)

The allowance for loan losses is $6 thousand less than the prior quarter end, after factoring in net-charge offs, additional provisions, and the normal determination for an adequate funding level, management believes the level of the allowance for loan losses was adequate as of September 30, 2013.  Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the nine month periods ended September 30, 2013 and September 30, 2012.

	September 30, 2013		September 30, 2012
	Average	Average	Average	Average
($ in thousands)	Amount	Rate	Amount	Rate

Noninterest-Bearing Demand Deposits	$111,527		$98,291
Interest-Bearing Demand and Savings Deposits	363,033	0.36%	326,512	0.39%
Time Deposits	474,322	0.97%	548,867	1.43%

Total Deposits	$948,882	0.63%	$973,670	0.94%

Average deposits decreased $24.79 million to $948.88 million at September 30, 2013 from $973.67 million at September 30, 2012.  The decrease included a decrease of $74.55 million, or 13.58 percent, related to time deposits.  Accordingly the ratio of average noninterest-bearing deposits to total average deposits was 11.75 percent for nine months ended September 30, 2013 compared to 10.09 percent for nine months ended September 30, 2012.  The general decrease in market rates, had the effect of (i) decreasing the average cost of total deposits by 31 basis points in nine months ended September 30, 2013 compared to the same period a year ago; and (ii) mitigating a portion of the impact of decreasing yields on earning assets.

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

Loan Commitments. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for possible loan losses. Loan commitments outstanding at September 30, 2013 are included in the table in Footnote 10.

Capital and Liquidity

At September 30, 2013, stockholders’ equity totaled $90.8 million compared to $95.8 million at December 31, 2012. In addition to net income of $3.00 million, other significant changes in stockholders’ equity during nine months ended September 30, 2013 included $1.12 million of preferred stock dividends declared.  The accumulated other comprehensive income (loss) component of stockholders’ equity totaled $(6.97) million at September 30, 2013 compared to $(150) thousand at December 31, 2012. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale. Under regulatory requirements the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios.  Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. Tier 1 capital consists of common stock and qualifying preferred stockholders’ equity and trust preferred securities less goodwill.

Part I (Continued)
Item 2 (Continued)

Tier 2 capital consists of certain convertible, subordinated and other qualifying debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets.  The Company has no Tier 2 capital other than the allowance for loan losses.

Using the capital requirements presently in effect, the Tier 1 ratio as of September 30, 2013 was 15.40 percent and total Tier 1 and 2 risk-based capital was 16.66 percent.  Both of these measures compare favorably with the regulatory minimum to be adequately capitalized of 4 percent for Tier 1 and 8 percent for total risk-based capital.  The Company’s Tier 1 leverage ratio as of September 30, 2013 was 10.40 percent, which exceeds the required ratio standard of 4 percent.

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

The investment portfolio provides a ready means to raise cash if liquidity needs arise.  As of September 30, 2013, the Company held $257.4 million in bonds (excluding FHLB stock), at current market value in the available for sale portfolio.  At December 31, 2012, the available for sale bond portfolio totaled $268.3 million.  Only marketable investment grade bonds are purchased.  Although most of the banks’ bond portfolios are encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for a sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it primarily determines the Company’s liquidity posture.  Colony had ratios of loans to deposits of 78.8 percent as of September 30, 2013 and 76.3 percent at December 31, 2012.  Management employs alternative funding sources when deposit balances will not meet loan demands.  The ratios of loans to all funding sources (excluding Subordinated Debentures) at September 30, 2013 and December 31, 2012 were 75.6 percent and 73.6 percent, respectively.  Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources.  The stability of the banks’ core deposit base is an important factor in Colony’s liquidity position.  A heavy percentage of the deposit base is comprised of accounts of individuals and small business with comprehensive banking relationships and limited volatility.  At September 30, 2013 and December 31, 2012, Colony had $233.2 million and $211.2 million in certificates of deposit of $100,000 or more.  These larger deposits represented 24.6 percent and 21.6 percent of respective total deposits.  Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed.  Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

As of September 30, 2013, the Company had $32.7 million, or 3.44 percent of total deposits, in brokered certificates of deposit attracted by external third parties.  Additionally, Colony uses external wholesale or Internet services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed.  As of September 30, 2013, the Company had $28.4 million, or 2.99 percent of total deposits in internet deposits.

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

The MOU requires the Bank to develop, implement, and maintain various processes to improve the Bank’s risk management of its loan portfolio, reduce adversely classified assets in accordance with certain timeframes, limit the extension of additional credit to borrowers with adversely classified loans subject to certain exceptions, adopt a written plan to properly monitor and reduce the Bank’s commercial real estate concentration, continue to maintain the Bank’s loan loss provision and review its adequacy at least quarterly, and formulate and implement a written plan to improve and maintain earnings to be forwarded for review by the GDB&F and FDIC.  The Bank is also required to obtain approval before any cash dividends can be paid.  As of October 4, 2013, the bank received written communication from regulators that the MOU was released, effective immediately; however, the bank is still required to obtain written consent of its regulators to declare or pay any cash dividends.

The Bank has also agreed to have and maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as follows:  Tier 1 capital to total average assets of 8% and total risk-based capital to total risk-weighted assets of 10%.  At September 30, 2013, the Bank’s capital ratios were 10.51% and 16.82%, respectively.

Return on Assets and Stockholders’ Equity

The following table presents selected financial ratios for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012

Return on Average Assets (1)	0.25%	0.15%	0.22%	0.12%

Return on Average Total Equity (1)	3.09%	1.69%	2.67%	1.38%

Average Total Equity to Average Assets	8.21%	8.73%	8.44%	8.44%

(1) Computed using annualized net income available to common shareholders.

Part I (Continued)
Item 3

Item 3 -	Quantitative and Qualitative Disclosures About Market Risk

AVERAGE BALANCE SHEETS	Nine Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2012
	Average	Income/	Yields/	Average	Income/	Yields/
($ in thousands)	Balances	Expense	Rates	Balances	Expense	Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Interest and fees
Taxable (1)	$741,483	$31,110	5.59%	$715,722	$31,452	5.86%
Investment Securities
Taxable	273,532	2,522	1.23%	293,960	4,278	1.94%
Tax-Exempt (2)	2,847	103	4.82%	3,519	124	4.70%
Total Investment Securities	276,379	2,625	1.27%	297,479	4,402	1.97%
Interest-Bearing Deposits	9,774	21	0.29%	17,467	34	0.26%
Federal Funds Sold	13,599	27	0.26%	38,098	72	0.25%
Interest-Bearing Other Assets	3,312	59	2.38%	4,624	55	1.59%
Total Interest-Earning Assets	1,044,547	$33,842	4.32%	1,073,390	$36,015	4.47%
Non-interest-Earning Assets
Cash and Cash Equivalents	9,577			18,139
Allowance for Loan Losses	(13,323)			(16,096)
Other Assets	72,831			71,986
Total Noninterest-Earning Assets	69,085			74,029
Total Assets	$1,113,632			$1,147,419
Liabilities and Stockholders' Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$363,033	$988	0.36%	$326,512	$946	0.39%
Other Time	474,322	3,464	0.97%	548,867	5,887	1.43%
Total Interest-Bearing Deposits	837,355	4,452	0.71%	875,379	6,833	1.04%
Other Interest-Bearing Liabilities
Other Borrowed Money	40,399	885	2.92%	47,575	1,462	4.10%
Subordinated Debentures	24,229	388	2.14%	24,229	420	2.31%
Federal Funds Purchased and Repurchase Agreements	46	--	--	--	--	--
Total Other Interest-Bearing Liabilities	64,674	1,273	2.62%	71,804	1,882	3.49%
Total Interest-Bearing Liabilities	902,029	$5,725	0.85%	947,183	$8,715	1.23%
Noninterest-Bearing Liabilities and
Stockholders' Equity
Demand Deposits	111,527			98,291
Other Liabilities	6,093			5,084
Stockholders' Equity	93,983			96,861

Total Noninterest-Bearing Liabilities and Stockholders' Equity	211,603			200,236
Total Liabilities and Stockholders' Equity	$1,113,632			$1,147,419

Interest Rate Spread			3.47%			3.24%
Net Interest Income		$28,117			$27,300
Net Interest Margin			3.59%			3.39%

(1)
The average balance of loans includes the average balance of nonaccrual loans.  Income on such loans is recognized and recorded on the  cash basis.  Taxable equivalent adjustments totaling $87 and $61 for nine month periods ended September 30, 2013 and 2012, respectively,  are included in tax-exempt interest on loans.

(2)	Taxable-equivalent adjustments totaling $35 and $42 for nine month periods ended September 30, 2013 and 2012, respectively, are included in tax-exempt interest on investment securities. The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

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

During the quarter ended September 30, 2013, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Colony Bankcorp, Inc.

/s/ Edward P. Loomis, Jr.,
Date: November 4, 2013	Edward P. Loomis, Jr.,
President and Chief Executive Officer

/s/ Terry L. Hester,
Date: November 4, 2013	Terry L. Hester,
Executive Vice President and Chief Financial Officer