Form 10-K
period 2013-12-31
COLONY BANKCORP INC
filed 2014-03-14
CIK 711669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Fee Required)
For the Fiscal Year Ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):   Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of June 30, 2013:  $42,188,188 based on stock price of $6.81.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:  8,439,258 shares of $1.00 par value common stock as of March 14, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Annual Report are incorporated by reference from the Registrant’s definitive Proxy Statement for the 2013 annual meeting of shareholders to be filed with Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	Local and regional economic conditions and the impact they may have on the Company and its customers and the Company’s assessment of that impact.

•	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.

•	The effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board.

•	Inflation, interest rate, market and monetary fluctuations.

•	Political instability.

•	Acts of war or terrorism.

•	The timely development and acceptance of new products and services and perceived overall value of these products and services by users.

•	Changes in consumer spending, borrowings and savings habits.

•	Technological changes.

•	Acquisitions and integration of acquired businesses.

•	The ability to increase market share and control expenses.

Forward-Looking Statements and Factors that Could Affect Future Results (Continued)

•	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiary must comply.

•	The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters.

•	Changes in the Company’s organization, compensation and benefit plans.

•	The costs and effects of litigation and of unexpected or adverse outcomes in such litigation.

•	Greater than expected costs or difficulties related to the integration of new lines of business.

•	The Company’s success at managing the risks involved in the foregoing items.

•	Restrictions or conditions imposed by our regulators on our operations, including the terms of our Board Resolution.

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

Part I
Item 1

Business

COLONY BANKCORP, INC.

General

Colony Bankcorp, Inc. (the “Company” or “Colony”) is a Georgia business corporation which was incorporated on November 8, 1982. The Company was organized for the purpose of operating as a bank holding company under the Federal Bank Holding Company Act of 1956, as amended, and the bank holding company laws of Georgia (Georgia Laws 1976, p. 168, et. seq.). On July 22, 1983, the Company, after obtaining the requisite regulatory approvals, acquired 100 percent of the issued and outstanding common stock of Colony Bank (formerly Colony Bank of Fitzgerald and The Bank of Fitzgerald), Fitzgerald, Georgia, through the merger of the Bank with a subsidiary of the Company which was created for the purpose of organizing the Bank into a one-bank holding company.  Since that time, Colony Bank has operated as a wholly-owned subsidiary of the Company.  Our business is conducted primarily through our wholly-owned subsidiary, which provides a broad range of banking services to its retail and commercial customers.  The company headquarters are located at 115 South Grant Street, Fitzgerald, Georgia 31750, its telephone number is 229-426-6000 and its Internet address is http://www.colonybank.com.  We operate twenty-nine domestic banking offices and one corporate operations office and, at December 31, 2013, we had approximately $1.15 billion in total assets, $751.22 million in total loans, $987.53 million in total deposits and $89.95 million in stockholder’s equity.  Deposits are insured, up to applicable limits, by the Federal Deposit Insurance Corporation.

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

Employees

On December 31, 2013, the Company had a total of 311 full-time and 17 part-time employees.  We consider our relationship with our employees to be satisfactory.

The Company has a noncontributory profit-sharing plan covering all employees subject to certain minimum age and service requirements.  No Company contributions were made in 2013 due to performance.  In addition, the Company maintains a comprehensive employee benefit program providing, among other benefits, hospitalization, major medical, life insurance and disability insurance.  Management considers these benefits to be competitive with those offered by other financial institutions in our market area.  Colony’s employees are not represented by any collective bargaining group.

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

Part I (Continued)
Item 1 (Continued)

Sale of TARP Securities

On January 9, 2009, the Company, pursuant to the TARP CPP, issued and sold to the Treasury, for an aggregate cash purchase price of $28 million, (i) 28,000 shares (the “Preferred Shares”) of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, and (ii) a ten-year warrant (the “Warrant”) to purchase up to 500,000 shares of our common stock, par value $1.00 per share, at an exercise price of $8.40 per share.  On January 29, 2013, the Company’s 28,000 shares of Cumulative Perpetual Preferred Stock, Series A was sold by the Treasury to the public through a modified dutch auction. This auction was part of the Treasury’s ongoing efforts to wind down its remaining TARP bank investments. On June 5, 2013, the Company’s Warrant for 500,000 shares of common stock was also sold by the Treasury to the public through an auction. Neither the sale of the Preferred Stock nor the sale of the Warrant to new investors resulted in any accounting entries and neither transaction had an impact of the Company’s capital position.

Cumulative dividends on the Preferred Shares will continue to accrue at a rate of 5 percent per annum for the first five years from initial issuance and at a rate of 9 percent per annum thereafter. The Preferred Shares continue to have no maturity date and rank senior to the Company’s Common Stock. The Preferred Shares continue to be redeemable at the option of the Company at 100 percent of their liquidation preference, plus any accrued and unpaid dividends.

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

In accordance with Federal Reserve policy, which has been codified by the Dodd-Frank Act, we are expected to act as a source of financial strength to Colony Bank and to commit resources to support Colony Bank in circumstances in which we might not otherwise do so. In furtherance of this policy, the Federal Reserve may require a financial holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a financial holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

Part I (Continued)
Item 1 (Continued)

BANK REGULATION

General

The Bank is a commercial bank chartered under the laws of the State of Georgia, and as such is subject to supervision, regulation and examination by the Georgia Department of Banking and Finance (DBF). The Bank is a member of the FDIC, and their deposits are insured by the FDIC’s Deposit Insurance Fund up to the amount permitted by law.  The FDIC and the Georgia Department routinely examine the Bank and monitor and regulate all of the Bank’s operations, including such things as adequacy of reserves, quality and documentation of loans, payments of dividends, capital adequacy, adequacy of systems and controls, credit underwriting and asset liability management, compliance with laws and establishment of branches.  Interest and other charges collected or contracted for by the Bank is subject to state usury laws and certain federal laws concerning interest rates.  The Bank files periodic reports with the FDIC and the Georgia Department.

BUSINESS

Recent Developments

On October 21, 2010, the Board of Directors of the Company’s subsidiary bank, Colony Bank (the “Bank”), received notification from its primary regulators, the DBF and the FDIC that the Bank’s latest examination results required a program of corrective action as outlined in a proposed Memorandum of Understanding (“MOU”).  An MOU is characterized by the supervising authorities as an informal action that is neither published nor made publically available by the supervising authorities and is used when circumstances do not warrant formal supervisory action.  An MOU is not a “written agreement” for purposes of Section 8 of the Federal Deposit Insurance Act.  The Board of Directors entered into the MOU at its regularly scheduled monthly meeting on November 16, 2010 with the effective date of the MOU being November 23, 2010.

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

The Bank has also agreed to have and maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as follows:  Tier 1 capital to total average assets of 8 percent and total risk-based capital to total risk-weighted assets of 10 percent.  At December 31, 2013, the Bank’s capital ratios were 10.72 percent and 17.29 percent, respectively.

The MOU was lifted by regulatory agencies effective October 1, 2013 and replaced with a Board Resolution to ensure that the Bank’s overall condition remains satisfactory.  At December 31, 2013, the Bank is in compliance with terms of the Board Resolution.

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

Dividends

The Company is a legal entity separate and distinct from the Bank.  The principal source of the Company’s cash flow, including cash flow to pay dividends to its stockholders, is dividends that the Bank pays to it.  Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Company as well as to the Company’s payment of dividends to its stockholders.  Pursuant to the Board Resolution entered into with the Georgia Department and the FDIC, the Bank is required to obtain approval from these regulators before any cash dividends can be paid.  Currently, the Company is likewise unable to declare or pay any cash dividend to its shareholders or to pay interest on its junior subordinated debentures without first obtaining prior written consent from the applicable regulators.

As of December 31, 2013, the Company has obtained approval from its regulators to declare and pay scheduled dividend payments on its equity securities and interest on its junior subordinated debentures in each instance where it has sought such approval, except for the requests to pay (i) the dividend payment on the TARP preferred stock due on February 15, 2012 and (ii) the interest payments on its four series of junior subordinated debentures due on March 19, 2012, March 30, 2012, April 2, 2012 and April 30, 2012, respectively, all of which were denied by the regulators because of a lack of funds at the Company to make such payments. Since that time, the Company has not sought regulatory approval to pay a dividend on the Securities or interest on its junior subordinated debentures but has plans to seek such regulatory approval to do so after the first quarter of 2014.

Part I (Continued)
Item 1 (Continued)

As of December 31, 2013, the Bank had twice sought regulatory approval to declare and pay a cash dividend to the Company. On one occasion, in the first quarter of 2012, the Bank’s request was denied. On the second occasion, in the fourth quarter of 2012, the Bank’s request was approved. The Bank therefore declared and paid a cash dividend to the Company in the first quarter of 2013. Such regulatory approval provided that the Company may not use the dividend proceeds to pay dividends on its equity securities or to make interest payments on its junior subordinated debentures.

The Company used the dividend proceeds for general corporate purposes. The Bank expects to request regulatory approval to pay dividends to the Company in the future, but cannot give any assurances that such future requests will receive approval or whether such approvals will contain similar restrictions that the proceeds therefrom may not be used to pay dividends on the Company’s equity securities or interest on its junior subordinated debentures.

Furthermore, while the Company is deferring interest payments on its junior subordinated debentures, the Company may not declare or pay any dividends on any of its capital stock. During 2014, the Company intends to seek regulatory approval to declare and pay any scheduled interest payments on its junior subordinated debentures.

The Company has not paid scheduled dividend payments on the TARP preferred stock since the payment made on November 15, 2011, and for the foreseeable future reasonably expects to be unable to declare and pay any scheduled dividend payments on the TARP preferred stock.

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

Part I (Continued)
Item 1 (Continued)

Current Capital Adequacy Requirements

Bank holding companies and banks are currently subject to various regulatory capital requirements administered by state and federal banking agencies that apply until the increased capital requirements of the new capital rules are effective and fully phased-in. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting, and other factors.  The current risk-based capital guidelines for bank holding companies and banks require capital ratios that vary based on the perceived degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, such as loans, and those recorded as off-balance sheet items, such as commitments, letters of credit and recourse arrangements. The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risks and dividing its qualifying capital by its total risk-adjusted assets and off-balance sheet items. Bank holding companies and banks engaged in significant trading activity may also be subject to the market risk capital guidelines and be required to incorporate additional market and interest rate risk components into their risk-based capital standards.

The currently effective risk-based capital guidelines of the regulatory agencies were based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Bank Supervision (“Basel Committee”), a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines, which each country’s supervisors can use to determine the supervisory policies they apply to their home jurisdiction. In 2004, the Basel Committee proposed a new capital accord (“Basel II”) to replace Basel I that provided approaches for setting capital standards for credit risk and capital requirements for operational risk and refining the existing capital requirements for market risk exposures. U.S. banking regulators published a final rule for Basel II implementation for certain banks, but a definitive rule was not issued, and instead the new capital rules to implement Basel III were first proposed in 2010.

Under the current capital requirements, there are three fundamental capital ratios: a total risk-based capital ratio, a Tier 1 risk-based capital ratio, and a Tier 1 leverage ratio. To be deemed “well capitalized” a bank must have a total risk-based capital ratio, a Tier 1 risk-based capital ratio, and a Tier 1 leverage ratio of at least ten percent, six percent, and five percent, respectively. There is currently no Tier 1 leverage requirement for a holding company to be deemed well-capitalized. At December 31, 2013, the respective capital ratios of the Company and the Bank exceeded the minimum percentage requirements to be deemed “well-capitalized” for regulatory purposes.

Part I (Continued)
Item 1 (Continued)

	December 31, 2013
	Amount	Percent

Leverage Ratio
Actual	$120,048	10.57%
Well-Capitalized Requirement	56,774	5.00
Minimum Required (1)(2)	45,419	4.00
Risk Based Capital:
Tier 1 Capital
Actual	120,048	15.81
Well-Capitalized Requirement	45,563	6.00
Minimum Required (1)	30,396	4.00
Total Capital
Actual	129,569	17.06
Well-Capitalized Requirement	75,939	10.00
Minimum Required (1)(2)	60,791	8.00

(1)	Represents the minimum requirement. Institutions that are contemplating acquisitions or anticipating or experiencing significant growth may be required to maintain a substantially higher leverage ratio.
(2)	As discussed in Note 21 of the consolidated financial statements as of December 31, 2013, the Bank has agreed to have and maintain a minimum Tier 1 Capital to average assets ratio of 8 percent and a minimum Total Capital to risk-weighted assets ratio of 10 percent as a result of the Bank’s Board Resolution (BR). Refer to Note 21.

The federal banking agencies may require banks and bank holding companies subject to enforcement actions to maintain capital ratios in excess of the minimum ratios otherwise required to be deemed well capitalized, in which case institutions may no longer be deemed to be well capitalized and may therefore be subject to applicable restrictions.

Prompt Corrective Action Provisions

The Federal Deposit Insurance Act requires the federal bank regulatory agencies to take “prompt corrective action” with respect to a depository institution if that institution does not meet certain capital adequacy standards, including requiring the prompt submission of an acceptable capital restoration plan. Depending on the bank’s capital ratios, the agencies’ regulations define five categories in which an insured depository institution will be placed: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At each successive lower capital category, an insured bank is subject to more restrictions, including restrictions on the bank’s activities, operational practices or the ability to pay dividends or executive bonuses. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment.

Part I (Continued)
Item 1 (Continued)

Legislative and Regulatory Developments

The implementation and effect of legislation and regulations enacted since 2008 in response to the U.S. economic downturn and financial industry instability continued in 2013 as modest recovery returned to many institutions in the banking sector. Many institutions, including the Company, have exited Treasury investments under the TARP, and certain provisions of the Dodd-Frank Act are effective and have been fully implemented, including the revisions in the deposit insurance assessment base for FDIC insurance and the permanent increase in coverage to $250,000; the permissibility of paying interest on business checking accounts; the removal of barriers to interstate branching and required disclosure and shareholder advisory votes on executive compensation. Action in 2013 to implement the final Dodd-Frank Act provisions included (i) final new capital rules, (ii) a final rule to implement the so called Volcker Rule restrictions on certain proprietary trading and investment activities and (iii) final rules and increased enforcement action by the CFPB.

The New Capital Rule and Minimum Capital Ratios

In July 2013, the federal bank regulatory agencies adopted final regulations which revised their risk-based and leverage capital requirements for banking organizations to meet requirements of the Dodd–Frank Act and to implement international agreements reached by the Basel Committee on Banking Supervision intended to improve both the quality and quantity of banking organizations’ capital (“Basel III”). Although many of the rules contained in these final regulations are applicable only to large, internationally active banks, some of them will apply on a phased-in basis to all banking organizations, including the Company and the Bank.

The following are among the new requirements that will be phased-in beginning January 1, 2015:

•	an increase in the minimum Tier 1 capital ratio from 4.00% to 6.00% of risk-weighted assets;

•	a new category and a required 4.50% of risk-weighted assets ratio is established for “common equity Tier 1” as a subset of Tier 1 capital limited to common equity;

•	a minimum non-risk-based leverage ratio is set at 4.00% eliminating a 3.00% exception for higher rated banks;

•	changes in the permitted composition of Tier 1 capital to exclude trust preferred securities, mortgage servicing rights and certain deferred tax assets and include unrealized gains and losses on available for sale debt and equity securities;

•	the risk-weights of certain assets for purposes of calculating the risk-based capital ratios are changed for high volatility commercial real estate acquisition, development and construction loans, certain past due non-residential mortgage loans and certain mortgage-backed and other securities exposures;

•	an additional “countercyclical capital buffer” is required for larger and more complex institutions; and

Part I (Continued)
Item 1 (Continued)

•	The prompt corrective action standards will change when the new capital rule ratios become effective. Under the new standards, in order to be considered well-capitalized, the Bank would be required to meet the new common equity Tier 1 ratio of 6.5%, an increased Tier 1 ratio of 8% (increased from 6%), a total capital ratio of 10% (unchanged) and a leverage ratio of 5% (unchanged).

Management believes that, as of December 31, 2013, the Company and the Bank would meet all applicable capital requirements under the new capital rules on a fully phased-in basis if such requirements were currently in effect (see “Legislative and Regulatory Developments”).

An additional capital conservation buffer of 2.5% of risk weighted assets above the regulatory minimum capital ratios established under the new final capital rule will be phased-in from 2016 to 2019 and must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses. Including the capital conservation buffer of 2.5%, the new final capital rule would result in the following minimum ratios: (i) a Tier 1 capital ratio of 8.5%, (ii) a common equity Tier 1 capital ratio of 7.0%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased-in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. While the new final capital rule sets higher regulatory capital standards for the Company and the Bank, bank regulators may also continue their past policies of expecting banks to maintain additional capital beyond the new minimum requirements. The implementation of the new capital rules or more stringent requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely affect the Company’s net income and return on equity, restrict the ability to pay dividends or executive bonuses and require the raising of additional capital.

Final Volcker Rule

In December 2013, the federal bank regulatory agencies adopted final rules that implement a part of the Dodd-Frank Act commonly referred to as the “Volcker Rule.” Under these rules and subject to certain exceptions, banking entities, including the Company and the Bank, will be restricted from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered “covered funds.” These rules will become effective on April 1, 2014. Certain collateralized debt obligations (“CDO”) securities backed by trust preferred securities were initially defined as covered funds subject to the investment prohibitions of the final rule. Action taken by the Federal Reserve in January 2014 exempted many such securities to address the concern that many community banks holding such CDO securities may have been required to recognize losses on those securities.

Part I (Continued)
Item 1 (Continued)

CFPB Actions

The Dodd-Frank Act provided for the creation of the CFPB as an independent entity within the Federal Reserve with broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans, credit cards, and other consumer loans. The CFPB’s functions include investigating consumer complaints, conducting market research, rulemaking, supervising and examining bank consumer transactions, and enforcing rules related to consumer financial products and services. CFPB regulations and guidance apply to all financial institutions and banks with $10 billion or more in assets and are subject to examination by the CFPB. Banks with less than $10 billion in assets, including the Bank, will continue to be examined for compliance by their primary federal banking agency. Significant recent CFPB developments that may affect the Bank’s operations and compliance costs include:

•	the issuance of final rules for residential mortgage lending, which became effective January 10, 2014, including definitions for “qualified mortgages” and detailed standards by which lenders must satisfy themselves of the borrower’s ability to repay the loan and revised forms of disclosure under the Truth in Lending Act and the Real Estate Settlement Procedures Act;

•	the issuance of a policy report on arbitration clauses which could result in the restriction or prohibition of lenders including arbitration clauses in consumer financial services contracts;

•	actions taken to regulate and supervise credit bureaus and debt collections; and

•	positions taken by the CFPB on fair lending, including applying the disparate impact theory in auto financing, which could make it harder for lenders to charge different rates or apply different terms to loans to different customers.

Bank Holding Company Regulation

As contained in both federal and state banking laws and regulations, a wide range of requirements and restrictions apply to bank holding companies and their subsidiaries which:

•	require periodic reports and such additional information as the Federal Reserve may require bank holding companies to meet or exceed minimum capital requirements (see “Legislative and Regulatory Developments” and “Current Capital Adequacy Requirements”);

•	require that bank holding companies serve as a source of financial and managerial strength to subsidiary banks and commit resources as necessary to support each subsidiary bank. The source-of-strength doctrine most directly affects bank holding companies where a bank holding company’s subsidiary bank fails to maintain adequate capital levels. In such a situation, the subsidiary bank will be required by the Bank’s federal regulator to take “prompt corrective action” (see “Prompt Corrective Action Provisions”);

•	limit dividends payable to shareholders and restrict the ability of bank holding companies to obtain dividends or other distributions from their subsidiary banks;

Part I (Continued)
Item 1 (Continued)

•	require a bank holding company to terminate an activity or terminate control of or liquidate or divest certain subsidiaries, affiliates or investments if the Federal Reserve believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any bank subsidiary;

•	require the prior approval for changes in senior executive officer or directors and prohibit golden parachute payments, including change in control agreements, or new employment agreements with such payment terms, which are contingent upon termination when a bank holding company is deemed to be in troubled condition;

•	regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt and require prior approval to purchase or redeem securities in certain situations; and

•	require prior approval of acquisitions and mergers with other banks or bank holding companies and consider certain competitive, management, financial, and anti-money laundering compliance impact on the U.S.

Other Restrictions on the Company’s Activities

Subject to prior notice or Federal Reserve approval, bank holding companies may generally engage in, or acquire shares of companies engaged in, activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Bank holding companies that elect and retain “financial holding company” status pursuant to the Gramm-Leach-Bliley Act of 1999 (“GLBA”) may engage in these nonbanking activities and broader securities, insurance, merchant banking and other activities that are determined to be “financial in nature” or are incidental or complementary to activities that are financial in nature without prior Federal Reserve approval. Pursuant to the GLBA and the Dodd-Frank Act, in order to elect and retain financial holding company status, a bank holding company and all depository institution subsidiaries of that bank holding company must be well capitalized and well managed, and, except in limited circumstances, depository subsidiaries must be in satisfactory compliance with the Community Reinvestment Act (“CRA”), which requires banks to help meet the credit needs of the communities in which they operate. Failure to sustain compliance with these requirements or correct any non-compliance within a fixed time period could lead to the required divestiture of subsidiary banks or the termination of all activities that do not conform to those permissible for a bank holding company. The Company has not elected financial holding company status and neither Company nor the Bank has engaged in any activities determined by the Federal Reserve to be financial in nature or incidental or complementary to activities that are financial in nature.

Sarbanes-Oxley Act

The Company is subject to the accounting oversight and corporate governance requirements of the Sarbanes-Oxley Act of 2002, including, among other things, required executive certification of financial presentations, requirements for board audit committees and their members, and disclosure of controls and procedures and internal control over financial reporting.

Part I (Continued)
Item 1 (Continued)

Regulation of the Bank

As a Georgia-chartered commercial bank whose deposits are insured by the FDIC, the Bank is subject to regulation, supervision, and regular examination by the Georgia Department of Banking and Finance and by the FDIC as a nonmember state bank, as the Bank’s primary Federal regulator. Specific federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, their activities relating to dividends, investments, loans, the nature and amount of and collateral for certain loans, servicing and foreclosing on loans, borrowings, capital requirements, certain check-clearing activities, branching, and mergers and acquisitions.

Enforcement Authority

The federal and Georgia regulatory structures give the bank regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. The regulatory agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before an institution’s capital becomes impaired. The guidelines establish operational and managerial standards generally relating to: (1) internal controls, information systems, and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest-rate exposure; (5) asset growth and asset quality; and (6) compensation, fees, and benefits. Further, the regulatory agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves. If, as a result of an examination, the DBF or the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the DBF and the FDIC, and separately the FDIC as insurer of the Bank’s deposits, have residual authority to:

•	require affirmative action to correct any conditions resulting from any violation or practice;

•	direct an increase in capital and the maintenance of higher specific minimum capital ratios, which may preclude the Bank from being deemed well capitalized and restrict its ability to accept certain brokered deposits;

•	restrict the Bank’s growth geographically, by products and services, or by mergers and acquisitions, including bidding in FDIC receiverships for failed banks;

•	enter into or issue informal or formal enforcement actions, including required Board resolutions, memoranda of understanding, written agreements and consent or cease and desist orders or prompt corrective action orders to take corrective action and cease unsafe and unsound practices;

•	require prior approval of senior executive officer or director changes; remove officers and directors and assess civil monetary penalties; and

•	terminate FDIC insurance, revoke the charter and/or take possession of and close and liquidate the Bank or appoint the FDIC as receiver.

Part I (Continued)
Item 1 (Continued)

Deposit Insurance

The FDIC is an independent federal agency that insures deposits through the Deposit Insurance Fund (the “DIF”) up to prescribed statutory limits of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the Bank’s depositors. The termination of deposit insurance for a bank would also result in the revocation of the Bank’s charter by the DBF.  The Bank’s FDIC insurance expense totaled $1.32 million for 2013. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures or if the FDIC otherwise determines, we may be required to pay even higher FDIC premiums. Any future increases in FDIC insurance premiums may have a material and adverse effect on our earnings and could have a material adverse effect on the value of, or market for, our common stock.

Dividends

It is the Federal Reserve’s policy that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also the Federal Reserve’s policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to its banking subsidiaries. The Federal Reserve has also discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.

The Bank is a legal entity that is separate and distinct from the Company. The Company is dependent on the performance of the Bank for funds which may be received as dividends from the Bank for use in the operation of the Company and the ability of the Company to pay dividends to shareholders. Subject to the regulatory restrictions which currently further restrict the ability of the Bank to declare and pay dividends under applicable Georgia law, future cash dividends by the Bank will depend upon management’s assessment of future capital requirements, contractual restrictions and other factors. When effective, the new minimum capital rule may restrict dividends by the Bank if the additional capital conservation buffer is not achieved.

Operations and Consumer Compliance Laws

The Bank must comply with numerous federal and state anti-money laundering and consumer protection and privacy statutes and implementing regulations, including the USA Patriot Act of 2001, GLBA, the Bank Secrecy Act, the Foreign Account Tax Compliance Act (effective 2013), the CRA, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act, and various federal and state privacy protection laws. Noncompliance with these laws could subject the Bank to lawsuits and could also result in administrative penalties, including, fines and reimbursements. The Bank and the Company are also subject to federal and state laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition.

Part I (Continued)
Item 1 (Continued)

These laws and regulations mandate certain disclosure and reporting requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, servicing, collecting, and foreclosure of loans, and providing other services. Failure to comply with these laws and regulations can subject the Bank to various penalties, including but not limited to enforcement actions, injunctions, fines or criminal penalties, punitive damages to consumers, and the loss of certain contractual rights.

The Dodd-Frank Act provided for the creation of the CFPB as an independent entity within the Federal Reserve. The CFPB is a new regulatory agency for United States banks. The CFPB has broad rulemaking, supervisory, and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans, credit cards, and other consumer loans. The CFPB’s functions include investigating consumer complaints, conducting market research, rulemaking, supervising and examining banks consumer transactions, and enforcing rules related to consumer financial products and services. Pursuant to the Dodd-Frank Act, banks (such as the Bank) with less than $10 billion in assets will continue to be examined for compliance with the consumer laws and the regulations of the CFPB by their primary federal banking agency.

The CFPB has adopted revisions to Regulation Z, which implements the Truth in Lending Act (“TILA”). The revisions took effect on January 10, 2014 and apply to all consumer mortgages (except home equity lines of credit, timeshare plans, reverse mortgages, or temporary loans). The revisions mandate specific underwriting criteria for home loans in order for creditors to make a reasonable, good faith determination of a consumer’s ability to repay and establish certain protections from liability under this requirement for “qualified mortgages” meeting certain standards. In particular, it will prevent banks from making “no doc” and “low doc” home loans, as the rules require that banks determine a consumer’s ability to pay based in part on verified and documented information. Because we do not originate “no doc” or “low doc” loans, we do not believe this regulation will have a significant effect on our operations.

Iran Sanctions Related Disclosure

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) to the Securities Exchange Act of 1934, as amended, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities during the period covered by this Annual Report on Form 10-K. Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us. We do not believe we and our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during fiscal year 2013.

Part I (Continued)
Item 1 (Continued)

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

Item 3

Legal Proceedings

The Company and its subsidiary may become parties to various legal proceedings arising from the normal course of business.  As of December 31, 2013, there are no material pending legal proceedings to which Colony or its subsidiary are a party or of which any of its property is the subject.

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

Year Ended December 31, 2013	High	Low	Close

Fourth Quarter	$6.40	$5.81	$6.10
Third Quarter	7.47	5.85	5.85
Second Quarter	7.50	5.21	6.81
First Quarter	5.95	3.55	5.45

Year Ended December 31, 2012

Fourth Quarter	4.50	3.42	3.60
Third Quarter	5.48	3.22	3.68
Second Quarter	8.06	3.70	4.73
First Quarter	5.83	1.90	3.75

No cash dividends were paid on its common stock in 2012 or 2013.  The Company’s board of directors suspended the payment of dividends in the third quarter of 2009.  For a description of the restrictions and limitations on the Company’s ability to pay dividends, please see “Dividends” on Page 18.

As of December 31, 2013, the Company had approximately 1,960 common stockholders of record.

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

Issuer Purchase of Equity Securities

The Company purchased no shares of the Company’s common stock during the quarter ended December 31, 2013.

Part II (Continued)
Item 6

Selected Financial Data

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in Thousands, except per share data)
Selected Balance Sheet Data
Total Assets	$1,148,551	$1,139,397	$1,195,376	$1,275,658	$1,307,089
Total Loans, Net of Unearned Interest and Fees	750,857	746,816	716,264	813,189	931,252
Total Deposits	987,529	979,685	999,985	1,059,124	1,057,586
Investment Securities	263,295	268,342	303,937	303,886	267,300
Federal Home Loan Bank Stock	3,164	3,364	5,398	6,064	6,345
Stockholders’ Equity	89,954	95,759	96,613	92,959	89,275
Selected Income Statement Data
Interest Income	45,186	47,289	51,793	58,738	65,847
Interest Expense	7,497	11,016	16,806	21,523	26,281

Net Interest Income	37,689	36,273	34,987	37,215	39,566
Provision for Loan Losses	4,485	6,785	8,250	13,350	43,445
Other Income	8,377	9,733	9,951	10,006	9,544
Other Expense	34,617	35,379	33,051	33,856	34,844

Income (Loss) Before Tax	6,964	3,842	3,637	15	(29,179)
Income Tax Expense (Benefit)	2,335	1,201	1,104	(459)	(9,995)

Net Income (Loss)	4,629	2,641	2,533	474	(19,184)
Preferred Stock Dividends	1,509	1,435	1,400	1,400	1,365

Net Income (Loss) Available to Common Stockholders	$3,120	$1,206	$1,133	$(926)	$(20,549)

Weighted Average Common Shares Outstanding	8,439	8,439	8,439	8,149	7,213
Shares Outstanding	8,439	8,439	8,439	8,443	7,229
Intangible Assets	$188	$224	$259	$295	$331
Dividends Declared	-	-	-	-	1,057
Average Assets	1,118,071	1,139,814	1,205,891	1,269,607	1,286,418
Average Stockholders’ Equity	93,358	96,541	94,737	94,452	105,655
Net Charge-Offs	5,416	9,698	20,880	16,471	29,060
Reserve for Loan Losses	11,806	12,737	15,650	28,280	31,401
OREO	15,502	15,941	20,445	20,208	19,705
Nonperforming Loans	24,118	29,855	38,837	28,921	33,566
Nonperforming Assets	39,620	46,162	59,708	49,262	53,403
Average Interest-Earning Assets	1,048,185	1,066,333	1,132,523	1,199,216	1,218,153
Noninterest-Bearing Deposits	115,261	123,967	94,269	102,959	84,239

Part II (Continued)
Item 6 (Continued)

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in Thousands, except per share data)

Per Share Data:
Net Income (Loss) Per Common Share (Diluted)	$0.37	$0.14	$0.13	$(0.11)	$(2.85)
Common Book Value Per Share	7.34	8.05	8.17	7.75	8.57
Tangible Common Book Value Per Share	7.32	8.02	8.14	7.72	8.52
Dividends Per Common Share	0.00	0.00	0.00	0.00	0.15
Profitability Ratios:
Net Income (Loss) to Average Assets	0.28%	0.11%	0.09%	(0.07)%	(1.60)%
Net Income (Loss) to Average Stockholders’ Equity	3.34	1.25	1.20	(0.98)	(19.45)
Net Interest Margin	3.61	3.41	3.11	3.12	3.27
Loan Quality Ratios:
Net Charge-Offs to Total Loans	0.72	1.30	2.92	2.03	3.12
Reserve for Loan Losses to Total Loans and OREO	1.54	1.67	2.12	3.39	3.30
Nonperforming Assets to Total Loans and OREO	5.17	6.05	8.10	5.91	5.62
Reserve for Loan Losses to Nonperforming Loans	48.95	42.66	40.30	97.78	93.55
Reserve for Loan Losses to Total Nonperforming Assets	29.80	27.59	26.21	57.41	58.80
Liquidity Ratios:
Loans to Total Deposits (2)	76.03	76.23	71.63	76.78	88.06
Loans to Average Earning Assets (2)	71.63	70.04	63.24	67.81	76.45
Noninterest-Bearing Deposits to Total Deposits	11.67	12.65	9.43	9.72	7.97
Capital Adequacy Ratios:
Common Stockholders’ Equity to Total Assets	5.39	5.96	5.77	5.13	4.74
Total Stockholders’ Equity to Total Assets	7.83	8.40	8.08	7.29	6.83
Dividend Payout Ratio	0.00	0.00	0.00	NM(1)	NM(1)

(1)	Not meaningful due to net loss recorded.
(2)	Total loans, net of unearned interest and fees.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	Local and regional economic conditions and the impact they may have on the Company and its customers and the Company’s assessment of that impact.

•	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.

•	The effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board.

•	Inflation, interest rate, market and monetary fluctuations.

•	Political instability.

•	Acts of war or terrorism.

•	The timely development and acceptance of new products and services and perceived overall value of these products and services by users.

•	Changes in consumer spending, borrowings and savings habits.

•	Technological changes.

•	Acquisitions and integration of acquired businesses.

•	The ability to increase market share and control expenses.

Part II (Continued)
Item 7 (Continued)

•	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply.

•	The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters.

•	Changes in the Company’s organization, compensation and benefit plans.

•	The costs and effects of litigation and of unexpected or adverse outcomes in such litigation.

•	Greater than expected costs or difficulties related to the integration of new lines of business.

•	The Company’s success at managing the risks involved in the foregoing items.

•	Restrictions or conditions imposed by our regulators on our operations, including the terms of our Board Resolution.

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

Other Real Estate Owned and Foreclosed Assets

Other real estate owned (OREO) or other foreclosed assets acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  The adjustment at the time of foreclosure is recorded through the allowance for loan losses.  Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate.  If it is determined that fair value declines subsequent to foreclosure, the valuation allowance is adjusted through a charge to noninterest expense.  Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and recognized in noninterest expense.  Management obtains appraisals performed by certified, third-parties within one year of placing a property into OREO.  The fair value of the property is then evaluated by management annually going forward, or more often if necessary.  Annual evaluations may be performed by certified third parties, or internally by management comparing recent sales of similar properties within the Company’s OREO portfolio.

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of December 31, 2013 and 2012, and results of operations for each of the years in the three-year period ended December 31, 2013. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 34 percent  federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.

Dollar amounts in tables are stated in thousands, except for per share amounts.

Part II (Continued)
Item 7 (Continued)

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense.  Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities.  Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets.  Net income (loss) available to common shareholders totaled $3.12 million, or $0.37 per diluted common share in 2013, compared to $1.21 million, or $0.14 per diluted common share in 2012, compared to $1.13 million, or $0.13 per diluted common share in 2011.

Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

	2013	2012	2011

Taxable-Equivalent Net Interest Income	$37,859	$36,417	$35,178
Taxable-Equivalent Adjustment	170	144	191

Net Interest Income	37,689	36,273	34,987
Provision for Loan Losses	4,485	6,785	8,250
Noninterest Income	8,377	9,733	9,951
Noninterest Expense	34,617	35,379	33,051

Income Before Income Taxes	6,964	3,842	3,637
Income Taxes	2,335	1,201	1,104

Net Income	$4,629	$2,641	$2,533

Preferred Stock Dividends	1,509	1,435	1,400

Net Income Available to Common Stockholders	$3,120	$1,206	$1,133

Basic per Common Share:
Net Income	$0.37	$0.14	$0.13
Diluted per Common Share:
Net Income	$0.37	$0.14	$0.13
Return on Average Assets (1)	0.28%	0.11%	0.09%
Return on Average Equity (1)	3.34%	1.25%	1.20%

(1)	Computed using net income available to common shareholders.

Part II (Continued)
Item 7 (Continued)

Net income available to common shareholders for 2013 increased $1.91 million, or 158.71 percent, compared to 2012.  The increase was primarily the result of an increase of $1.42 million in net interest income, a decrease of $2.3 million in provision for loan losses and a decrease of $762 thousand in noninterest expense. The impact of these items was partly offset by a decrease of $1.36 million in noninterest income and an increase of $1.13 million in income tax expense.

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

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 81.82 percent of total revenue during 2013 and 78.84 percent during 2012.

Net interest margin is the taxable-equivalent net interest income as a percentage of average earning assets for the period.  The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Company’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit is currently 3.25 percent and has been for the past four years.  The federal funds rate moved similar to prime rate with interest rates currently at 0.25 percent and has been for the past four years.  We anticipate the Federal Reserve maintaining its current interest rate policy in 2014, which should result in Colony’s net interest margin remaining stable.

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

	Changes From			Changes From
	2012 to 2013 (a)			2011 to 2012 (a)
	Volume	Rate	Total	Volume	Rate	Total

Interest Income
Loans, Net-Taxable	$1,327	$(1,908)	$(581)	$(2,406)	$(133)	$(2,539)

Investment Securities
Taxable	(145)	(1,263)	(1,408)	(377)	(1,630)	(2,007)
Tax-Exempt	(20)	4	(16)	(2)	(14)	(16)
Total Investment Securities	(165)	(1,259)	(1,424)	(379)	(1,644)	(2,023)

Interest-Bearing Deposits in Other Banks	(33)	37	4	(4)	34	30
Federal Funds Sold	(60)	-	(60)	(15)	(1)	(16)
Other Interest - Earning Assets	(10)	(6)	(16)	(12)	9	(3)
Total Interest Income	1,059	(3,136)	(2,077)	(2,816)	(1,735)	(4,551)

Interest Expense
Interest-Bearing Demand and Savings Deposits	141	(64)	77	253	(227)	26
Time Deposits	(892)	(2,101)	(2,993)	(1,762)	(2,477)	(4,239)

Total Interest Expense On Deposits	(751)	(2,165)	(2,916)	(1,509)	(2,704)	(4,213)

Other Interest-Bearing Liabilities
Federal Funds Purchased and Repurchase Agreements	(136)	(430)	(566)	(338)	-	(338)
Subordinated Debentures	-	(37)	(37)	-	46	46
Other Debt	-	-	-	(1,175)	(110)	(1,285)

Total Interest Expense	(887)	(2,632)	(3,519)	(3,022)	(2,768)	(5,790)
Net Interest Income (Loss)	$1,946	$(504)	$1,442	$206	$1,033	$1,239

(a)	Changes in net interest income for the periods, based on either changes in average balances or changes in average rates for interest-earning assets and interest-bearing liabilities, are shown on this table. During each year there are numerous and simultaneous balance and rate changes; therefore, it is not possible to precisely allocate the changes between balances and rates. For the purpose of this table, changes that are not exclusively due to balance changes or rate changes have been attributed to rates.

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

The Company maintains about 14.7 percent of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years.  The liabilities to fund assets are primarily in short term certificates of deposit that mature within one year.  This balance sheet composition allowed the Company to be relatively constant with its net interest margin until 2008.  During 2007, interest rates decreased 100 basis points and this decrease by the Federal Reserve in 2007 followed by 400 basis point decrease in 2008 resulted in significant pressure in net interest margins.  While the Federal Reserve rates have remained unchanged since 2008, we have seen the net interest margin increase to 3.61 percent for 2013, compared to 3.41 percent for 2012 and to 3.11 percent for 2011.  Given the Federal Reserve’s aggressive posture during 2008 that ended the year with a range of 0 - 0.25 percent federal funds target rate and remained the same for all of 2013, we have seen our net interest margin reach a low of 3.45 percent for first quarter 2013 to a high of 3.68 percent for fourth quarter 2013.

Part II (Continued)
Item 7 (Continued)

Taxable-equivalent net interest income for 2013 increased by $1.44 million, or 3.96 percent, compared to 2012 while taxable-equivalent net interest income for 2012 increased by $1.24 million, or 3.52 percent, compared to 2011.  The average volume of earning assets during 2013 decreased $18.15 million compared to 2012 while over the same period the net interest margin increased to 3.61 from 3.41 percent.  Improvement in the net interest margin in 2013 was primarily driven by reduction in the cost of funds and maintaining longer term investments.  Similarly, the average volume of earning assets during 2012 decreased $66.19 million compared to 2011 while over the same period the net interest margin increased to 3.41 from 3.11 percent.  The decline in average earning assets in 2013 affected each category of assets except loans, while the significant decrease was primarily in average investment securities.  Reduction in average earning assets during 2012 and 2011 was primarily in loans and investment securities, even though each category declined.  The increase in the net interest margin in 2012 was primarily the result of the reduction in the cost of funds and maintaining longer term investments.

The average volume of loans increased $22.76 million in 2013 compared to 2012, and decreased $41.20 million in 2012 compared to 2011.  The average yield on loans decreased 26 basis points in 2013 compared to 2012 and decreased 1 basis point in 2012 compared to 2011. The average volume of deposits decreased $16.38 million while other borrowings decreased $3.41 million in 2013 compared to 2012.  The average volume of other borrowings decreased $37.83 million in 2012 compared to 2011 while average deposits decreased $31.03 million in 2012 compared to 2011.  Interest-bearing deposits made up 165.77 percent of the decrease in average deposits in 2013 and 125.76 percent of the decrease in average deposits in 2012. Accordingly, the ratio of average interest-bearing deposits to total average deposits was 88.2 percent in 2013, 89.5 percent in 2012 and 90.6 percent in 2011. This deposit mix, combined with a general decrease in interest rates, had the effect of (i) decreasing the average cost of total deposits by 29 basis points in 2013 compared to 2012 and decreasing the average cost of total deposits by 39 basis points in 2012 compared to 2011, and (ii) mitigating a portion of the impact of decreasing yields on earning assets on the Company’s net interest income.

The Company’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.50 percent in 2013 compared to 3.27 percent in 2012 and 2.93 percent in 2011. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Quantitative and Qualitative Disclosures About Interest Rate Sensitivity included elsewhere in this report.

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $4.49 million in 2013 compared to $6.79 million in 2012 and $8.25 million in 2011.  See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Part II (Continued)
Item 7 (Continued)

Noninterest Income

The components of noninterest income were as follows:

	2013	2012	2011

Service Charges on Deposit Accounts	$4,691	$3,573	$3,244
Other Charges, Commissions and Fees	1,725	1,515	1,312
Other	1,206	1,102	1,259
Mortgage Fee Income	484	400	265
Securities Gains (Losses)	(364)	2,837	2,924
Gain on Sale of SBA Loans	635	306	947

	$8,377	$9,733	$9,951

Total noninterest income for 2013 decreased $1.36 million, or 13.93 percent, compared to 2012 while total noninterest income for 2012 decreased $218 thousand, or 2.19 percent, compared to 2011.  The decrease in 2013 noninterest income compared to 2012 was primarily in securities gains while the decrease in 2012 noninterest income compared to 2011 was primarily in gain on sale of SBA loans.  Changes in these items and the other components of noninterest income are discussed in more detail below.

Service Charges on Deposit Accounts.  Service charges on deposit accounts for 2013 increased $1.12 million, or 31.29 percent, compared to 2012.  Service charges on deposit accounts for 2012 increased $329 thousand, or 10.14 percent, compared to 2011.  The increase in 2013 was primarily due to an increase in volume of consumer and business account overdraft fees.

Mortgage Fee Income.  Mortgage fee income for 2013 increased $84 thousand, or 21.00 percent, compared to 2012 while mortgage fee income for 2012 increased $135 thousand, or 50.94 percent, compared to 2011.  The increase in 2013 and 2012 was due to increased mortgage loan activity due to an initiative to increase mortgage lending opportunities given the low interest rate environment.

Security Gains.  The Company realized losses from the sale of securities of $364 thousand for 2013, which included approximately $360 thousand for other-than-temporary impairment (OTTI) on one investment, compared to gains of $2.83 million for 2012 and $2.92 million in 2011.

All Other Noninterest Income.  Other charges, commissions and fees, other income and gain on sale of SBA loans for 2013 increased $643 thousand, or 22.00 percent, compared to 2012.  The increase was primarily attributable to the rise in the gain on sale of SBA loans.  In 2012 other charges, commissions and fees, other income and gain on sale of SBA loans for 2012 decreased $595 thousand, or 16.91 percent, compared to 2011.  The decrease was primarily attributable to the decline in gain on sale of SBA loans for 2012 compared to 2011.

Part II (Continued)
Item 7 (Continued)

Noninterest Expense

The components of noninterest expense were as follows:

	2013	2012	2011

Salaries and Employee Benefits	$16,692	$15,565	$14,633
Occupancy and Equipment	3,795	3,878	3,998
Other	14,130	15,936	14,420

	$34,617	$35,379	$33,051

Total noninterest expense for 2013 decreased $762 thousand, or 2.15 percent compared to 2012 while total noninterest expense increased $2.33 million, or 7.04 percent compared to 2011.  Reduction in noninterest expense in 2013 was primarily in all other noninterest expense and occupancy and equipment while the Company had a slight increase in salaries and employee benefits.  Growth in noninterest expense in 2012 was primarily in salaries and employee benefits and other noninterest expense while the Company had a slight decrease in occupancy and equipment.

Salaries and Employee Benefits.  Salaries and employee benefits expense for 2013 increased $1.13 million, or 7.24 percent, compared to 2012.  This increase is primarily attributable to an increase in headcount related to increased regulatory compliance demands.  Salaries and employee benefits expense for 2012 increased $932 thousand, or 6.37 percent, compared to 2011.

Occupancy and Equipment.  Occupancy expense for 2013 decreased $83 thousand compared to 2012, or a decrease of 2.14 percent.  Occupancy expense for 2012 decreased $120 thousand compared to 2011, or a decrease of 3.00 percent.  The decrease in occupancy expense in 2012 is primarily due to a reduction in depreciation expense of $113 thousand from 2011.

All Other Noninterest Expense.  All other noninterest expense for 2013 decreased $1.81 million, or 11.33 percent.  Significant changes in noninterest expense were:  FDIC insurance assessment fees decreased to $1.32 million for 2013 compared to $1.50 million for 2012, or a decrease of $176 thousand, legal and professional fees decreased to $721 thousand for 2013 in comparison to $1.1 million for 2012, or a decrease of $365 thousand, foreclosed property and repossession expense decreased to $3.9 million in 2013 compared to $5.6 million in 2012, or a decrease of $1.70 million, and advertising increased to $508 thousand in 2013 compared to $423 thousand in 2012, or an increase of $86 thousand.  All other noninterest expense for 2012 increased $1.52 million, or 10.51 percent.  Significant changes in noninterest expense were:  FDIC insurance assessment fees decreased to $1.50 million for 2012 compared to $1.83 million for 2011, or a decrease of $331 thousand; foreclosed property and repossession expense increased to $5.6 million for 2012 compared to $4.0 million for 2011, or an increase of $1.57 million, legal and professional fees decreased to $1.1 million for 2012 in comparison to $1.2 million for 2011, or a decrease of $101 thousand, and advertising decreased to $423 thousand in 2012 compared to $508 thousand, or 16.84 percent.

Part II (Continued)
Item 7 (Continued)

Sources and Uses of Funds

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the assets in which those funds are invested as a percentage of the Company’s average total assets for the period indicated. Average assets totaled $1.12 billion in 2013 compared to $1.14 billion in 2012 and $1.21 billion in 2011.

	2013		2012		2011
Sources of Funds:
Deposits:
Noninterest-Bearing	$112,667	10.1%	$101,896	8.9%	$93,903	7.8%
Interest-Bearing	840,646	75.2%	867,794	76.1%	906,816	75.2%
Federal Funds Purchased and Repurchase Agreements	34	0.0%	-	-%	9,851	0.8%
Subordinated Debentures and Other Borrowed Money	64,528	5.8%	67,974	6.0%	95,949	8.0%
Other Noninterest-Bearing
Liabilities	6,838	0.6%	5,609	0.5%	4,635	0.4%
Equity Capital	93,358	8.3%	96,541	8.5%	94,737	7.8%

Total	$1,118,071	100.0%	$1,139,814	100.0%	$1,205,891	100.0%

Uses of Funds:
Loans (Net of Allowance)	$731,280	65.4%	$706,091	62.0%	$742,482	61.6%
Investment Securities	275,689	24.7%	284,261	24.9%	300,293	24.9%
Federal Funds Sold	14,969	1.3%	38,877	3.4%	44,667	3.7%
Interest-Bearing Deposits	9,625	0.9%	17,046	1.5%	18,715	1.5%
Other Interest-Earning Assets	3,275	0.3%	4,277	0.4%	5,781	0.5%
Other Noninterest-Earning Assets	83,233	7.4%	89,262	7.8%	93,953	7.8%

Total	$1,118,071	100.0%	$1,139,814	100.0%	$1,205,891	100.0%

Deposits continue to be the Company’s primary source of funding.  Over the comparable periods, the relative mix of deposits continues to be high in interest-bearing deposits.  Interest-bearing deposits totaled 88.2 percent of total average deposits in 2013 compared to 89.5 percent in 2012 and 90.62 percent in 2011.

The Company primarily invests funds in loans and securities.  Loans continue to be the largest component of the Company’s mix of invested assets.  Loan demand increased in 2013 as total loans were $751.2 million at December 31, 2013, up 0.6 percent, compared to loans of $747.1 million at December 31, 2012, while total loans at December 31, 2012 were up 4.3 percent, compared to loans of $716.3 million at December 31, 2011.  See additional discussion regarding the Company’s loan portfolio in the section captioned “Loans” included below.  The majority of funds provided by deposits have been invested in loans.

Part II (Continued)
Item 7 (Continued)

Loans

The following table presents the composition of the Company’s loan portfolio as of December 31 for the past five years.

	2013	2012	2011	2010	2009

Commercial, Financial and Agricultural	$58,773	$61,895	$57,408	$63,772	$80,984
Real Estate
Construction	59,288	59,660	62,076	76,682	113,117
Mortgage, Farmland	47,034	49,057	48,225	52,778	54,965
Mortgage, Other	548,041	538,231	508,919	570,350	626,993
Consumer	25,676	29,778	30,449	33,564	38,383
Other	12,406	8,429	9,244	16,104	16,950
	751,218	747,050	716,321	813,250	931,392

Unearned Interest and Fees	(360)	(234)	(57)	(61)	(140)
Allowance for Loan Losses	(11,806)	(12,737)	(15,650)	(28,280)	(31,401)

Loans	$739,052	$734,079	$700,614	$784,909	$899,851

The following table presents total loans as of December 31, 2013 according to maturity distribution and/or repricing opportunity on adjustable rate loans.

Maturity and Repricing Opportunity

One Year or Less	$320,603
After One Year through Three Years	292,003
After Three Years through Five Years	71,745
Over Five Years	66,867

$751,218

Overview.  Loans totaled $751.2 million at December 31, 2013, up 0.6 percent from December 31, 2012 loans of $747.1 million.  The majority of the Company’s loan portfolio is comprised of the real estate loans-mortgage other, real estate construction and commercial financial and agricultural loans.  Real estate-other, which is primarily 1-4 family residential properties and nonfarm nonresidential properties, made up 72.95 percent and 72.05 percent of total loans, real estate construction made up 7.89 percent and 7.99 percent while commercial financial and agricultural loans made up 7.82 percent and 8.29 percent of total loans at December 31, 2013 and December 31, 2012, respectively.  Real estate loans-mortgage other include both commercial and consumer balances.

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

Commercial, Financial and Agricultural.  Commercial, financial and agricultural loans at December 31, 2013 decreased 5.0 percent from December 31, 2012 to $58.8 million. The Company’s commercial and industrial loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Company’s loan policy guidelines.

Industry Concentrations. As of December 31, 2013 and December 31, 2012, there were no concentrations of loans within any single industry in excess of 10 percent of total loans, as segregated by Standard Industrial Classification code (“SIC code”). The SIC code is a federally designed standard industrial numbering system used by the Company to categorize loans by the borrower’s type of business.

Part II (Continued)
Item 7 (Continued)

Collateral Concentrations.  Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions.  The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk, particularly with the current economic downturn in the real estate market.  At December 31, 2013, approximately 87.11 percent of the Company’s loan portfolio was concentrated in loans secured by real estate.  A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector.  The downturn of the housing and real estate market that began in 2007 resulted in an increase of problem loans secured by real estate.  These loans are centered primarily in the Company’s larger Metropolitan Statistical Area (MSA) markets.  Declining collateral real estate values that secure land development, construction and speculative real estate loans in the Company’s larger MSA markets have resulted in high loan loss provisions in the last several years.  In addition, a large portion of the Company’s foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions.  Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.

Large Credit Relationships.   The Company is currently in eighteen counties in central, south and coastal Georgia and includes metropolitan markets in Dougherty, Lowndes, Houston, Chatham and Muscogee counties.  As a result, the Company originates and maintains large credit relationships with several commercial customers in the ordinary course of business.  The Company considers large credit relationships to be those with commitments equal to or in excess of $5.0 million prior to any portion being sold.  Large relationships also include loan participations purchased if the credit relationship with the agent is equal to or in excess of $5.0 million.  In addition to the Company’s normal policies and procedures related to the origination of large credits, the Company’s Executive Loan Committee and Director Loan Committee must approve all new and renewed credit facilities which are part of large credit relationships.  The following table provides additional information on the Company’s large credit relationships outstanding at December 31, 2013 and December 31, 2012.

	December 31, 2013			December 31, 2012
	Number of	Period End Balances		Number of	Period End Balances

	Relationships	Committed	Outstanding	Relationships	Committed	Outstanding

Large Credit Relationships:
$10 million and greater	1	$10,023	$10,023	1	$10,276	$10,276
$5 million to $9.9 million	11	76,306	69,672	13	88,248	72,179

Maturities and Sensitivities of Loans to Changes in Interest Rates.  The following table presents the maturity distribution of the Company’s loans at December 31, 2013. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate.

	Due in One Year or Less	After One, but Within Three Years	After Three, but Within Five Years	After Five Years	Total

Loans with fixed interest rates	$218,867	$284,788	$71,472	$65,538	$640,665
Loans with floating interest rates	101,736	7,215	273	1,329	110,553

Total	$320,603	$292,003	$71,745	$66,867	$751,218

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

Nonperforming Assets and Potential Problem Loans

Year-end nonperforming assets and accruing past due loans were as follows:

	2013	2012	2011	2010	2009

Loans Accounted for on Nonaccrual	$24,114	$29,851	$38,822	$28,902	$33,535
Loans Past Due 90 Days or More	4	4	15	19	31
Other Real Estate Foreclosed	15,502	15,941	20,445	20,208	19,705
Securities Accounted for on Nonaccrual	-	366	426	132	132

Total Nonperforming Assets	$39,620	$46,162	$59,708	$49,261	$53,403

Nonperforming Assets as a Percentage of:
Total Loans and Foreclosed Assets	5.17%	6.05%	8.10%	5.91%	5.62%
Total Assets	3.45%	4.05%	4.99%	3.86%	4.09%
Supplemental Data:

Trouble Debt Restructured Loans In Compliance with Modified Terms	$20,715	$24,870	$29,839	$26,556	$9,269

Trouble Debt Restructured Loans Past Due 30-89 Days	435	1,377	611	1,048	459
Accruing Past Due Loans:
30-89 Days Past Due	9,366	14,911	7,161	19,740	25,547
90 or More Days Past Due	4	4	15	19	31

Total Accruing Past Due Loans	$9,370	$14,915	$7,176	$19,759	$25,578

Nonperforming assets include nonaccrual loans, loans past due 90 days or more, foreclosed real estate and nonaccrual securities.  Nonperforming assets at December 31, 2013 decreased 14.2 percent from December 31, 2012.

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

Part II (Continued)
Item 7 (Continued)

Historical valuation allowances are calculated from loss factors applied to loans with similar risk characteristics.  The loss factors are based on loss ratios for groups of loans with similar risk characteristics.  The loss ratios are derived from the proportional relationship between actual loan losses and the total population of loans in the risk category.  The historical loss ratios are periodically updated based on actual charge-off experience.  The Company’s groups of similar loans include similarly risk-graded groups of loans not reviewed for individual impairment.  In addition, the Company has also segmented its’ real estate portfolio into thirteen separate categories and captured loan loss experience for each category.  Most of the Company’s charge-offs the past two years have been real estate dependent loans and we believe this segmentation provides more accuracy in determining allowance for loan loss adequacy.  During first quarter 2012, management refined the Company’s methodology used in estimating the amount of the Allowance for Loan and Lease Losses (ALLL) which is defined in the notes to the financial statements.  The effect of these changes on the ALLL during 2012 resulted in a reduction in the ALLL estimate of $2,154,639 for December 31, 2012 compared to December 31, 2011.  Management believes the adjustments made will result in a better estimation of losses incurred in the portfolio.

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

	2013		2012		2011		2010		2009
	Reserve	%*	Reserve	%*	Reserve	%*	Reserve	%*	Reserve	%*

Commercial, Financial and Agricultural	$1,311	8%	$1,277	8%	$1,368	8%	$5,113	8%	$4,710	9%
Real Estate - Construction	1,920	8	2,028	8	3,261	9	4,646	9	7,850	12
Real Estate - Farmland	312	6	291	7	365	7	944	7	942	6
Real Estate - Other	7,658	73	8,569	72	10,143	71	13,972	70	13,816	67
Loans to Individuals	243	3	228	4	205	4	3,074	4	2,826	4
All Other Loans	362	2	344	1	308	1	531	2	1,257	2

Total	$11,806	100%	$12,737	100%	$15,650	100%	$28,280	100%	$31,401	100%

*	Percentage represents the loan balance in each category expressed as a percentage of total end of period loans.

Activity in the allowance for loan losses is presented in the following table. There were no charge-offs or recoveries related to foreign loans during any of the periods presented.

Part II (Continued)
Item 7 (Continued)

The following table presents an analysis of the Company’s loan loss experience for the periods indicated.

	2013	2012	2011	2010	2009

Allowance for Loan Losses at Beginning of Year	$12,737	$15,650	$28,280	$31,401	$17,016

Charge-Offs
Commercial, Financial and Agricultural	155	656	1,297	725	768
Real Estate	5,671	9,618	21,215	15,309	27,545
Consumer	398	169	223	549	908
All Other	4	11	115	1,040	272

	6,228	10,454	22,850	17,623	29,493

Recoveries
Commercial, Financial and Agricultural	62	140	582	82	73
Real Estate	638	494	1,235	774	156
Consumer	94	82	145	246	191
All Other	18	40	8	50	13

	812	756	1,970	1,152	433

Net Charge-Offs	5,416	9,698	20,880	16,471	29,060

Provision for Loans Losses	4,485	6,785	8,250	13,350	43,445

Allowance for Loan Losses at End of Year	$11,806	$12,737	$15,650	$28,280	$31,401

Ratio of Net Charge-Offs to Average Loans	0.73%	1.34%	2.74%	1.90%	3.02%

The allowance for loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio.  The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio.  The provision for loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors.  The provision for loan losses decreased $2.30 million from $6.79 million in 2012 to $4.49 million in 2013.  The provision for loan losses charged to earnings was based upon management’s judgment of the amount necessary to maintain the allowance at an adequate level to absorb losses inherent in the loan portfolio at year end.  The amount each period is dependent upon many factors, including changes in the risk ratings of the loan portfolio, net charge-offs, past due ratios, the value of collateral, and other environmental factors that include portfolio loan quality indicators; portfolio growth and composition of commercial real estate and concentrations; portfolio policies, procedures, underwriting standards, loss recognition, collection and recovery practices; local economic business conditions; and the experience, ability, and depth of lending management and staff.  Of significance to changes in the allowance during 2013 was the reduction in the net charge-offs in 2013 to $5.42 million from $9.70 million in 2012.  The Company believes that collection efforts have reduced impaired loans and the reduction in net charge-offs runs parallel with the improvement in the substandard assets.  As we begin to see stabilization in the economy and the housing and real estate market, we expect continued improvement in our substandard assets, including net charge-offs.

Part II (Continued)
Item 7 (Continued)

Provisions continue to be higher than normal primarily due to the elevated risk of residential real estate and land development loans that began during 2007 with the housing and real estate downturn.  Nonperforming assets as a percentage of total loans and foreclosed assets decreased to 5.17 percent at December 31, 2013 compared to 6.05 percent at December 31, 2012.  Total nonperforming assets at December 31, 2013 were $39.6 million, of which $17.3 million were construction, land development and other land loans; $1.6 million were farmland properties; $5.9 million were 1-4 family residential properties; $0.3 million were multifamily properties; $12.5 million were nonfarm nonresidential properties; and the remainder of nonperforming assets totaling $2.0 million were commercial and consumer loans.  Total nonperforming assets at December 31, 2012 were $46.2 million, of which $23.9 million were construction, land development and other land loans; $7.2 million were 1-4 family residential properties; $0.6 million were multifamily properties; $10.4 million were nonfarm nonresidential properties; $2.4 million were farmland properties; and the remainder of nonperforming assets totaling $1.7 million were commercial and consumer loans.  All of the classified loans greater than $250 thousand, including the nonperforming loans, are reviewed each quarter for impairment.  The allowance for loan losses of $11.8 million at December 31, 2013 was 1.57 percent of total loans which compares to $12.7 million at December 31, 2012, or 1.70 percent of total loans and to $15.6 million at December 31, 2011, or 2.18 percent.  Unusually high levels of loan loss provision have been required over the past few years as Company management addresses asset quality deterioration.  While the nonperforming loans as a percentage of total loans was 3.21 percent, 4.00 percent, and 5.42 percent, respectively, as of December 31, 2013, December 31, 2012 and December 31, 2011, the Company’s allowance for loan losses as a percentage of nonperforming loans was 48.96 percent, 42.66 percent, and 40.29 percent, respectively as of December 31, 2013, December 31, 2012 and December 31, 2011.  We continue to identify new problem loans, even though we have less problem loans than the previous year.

While the allowance for loan losses decreased from $12.74 million, or 1.70 percent of total loans at December 31, 2012 to $11.81 million, or 1.57 percent of total loans at December 31, 2013, the Company also reflected a decrease in nonperforming loans from $29.86 million at December 31, 2012 to $24.11 million at December 31, 2013.  When a loan is performing, it is accounted for under the Company’s general loan loss reserve methodology.  Once the loan becomes impaired, it is removed from the pool of loans covered by the general reserve and reviewed individually for exposure.  In cases where the individual review reveals no exposure, no reserve is recorded for that loan, either through an individual reserve or through a general reserve.  If, however, the individual review of the loan does indicate some exposure, management often charges off this exposure, rather than recording a specific reserve.  In these instances, a loan which becomes nonperforming could actually reduce the allowance for loan losses.  The allowance for loan losses is inherently judgmental, nevertheless the Company’s methodology is consistently applied based on standards for current accounting by creditors for impairment of a loan and allowance allocations determined in accordance with accounting for contingencies.  Loans individually selected for impairment review consist of all loans classified substandard that are $250 thousand and over.  The remaining portfolio is analyzed based on historical loss data.  Historical loss rates are updated annually to provide the annual loss rate which is applied to the appropriate portfolio grades.  In addition, the Company has also segmented its real estate portfolio into thirteen separate categories and captured loan loss experience for each category.  Most of the Company’s charge-offs during the past four years have been real estate dependent loans and we believe this segmentation provides more accuracy in determining allowance for loan loss adequacy.

Part II (Continued)
Item 7 (Continued)

In addition, environmental factors as discussed earlier are evaluated for any adjustments needed to the allowance for loan losses determination produced by individual loan impairment analysis and remaining portfolio segmentation analysis.  The allowance for loan losses determination is based on individual loan reviews throughout the year and an environmental analysis at quarter-end.

As part of our monitoring and evaluation of collateral values for nonperforming and problem loans in determining adequate allowance for loan losses, regional credit officers along with lending officers submit monthly problem loan reports for loans greater than $250 thousand in which impairment is identified.  This process typically determines collateral shortfall based upon local market real estate value estimates should the collateral be liquidated.  Once the loan is deemed uncollectible, it is transferred to our problem loan department for workout, foreclosure and/or liquidation.  The problem loan department gets a current appraisal on the property in order to record a fair market value (less selling expenses) when the property is foreclosed on and moved into other real estate.  Trends the past several quarters reflect a decrease in collateral values from two to three years ago on improved properties of fifteen to twenty five percent and on land development and land loans of thirty to fifty percent.

The allowance for loan losses is $931 thousand less than the prior year end, after factoring in net charge-offs, additional provisions, and the normal determination for an adequate funding level.  Restructuring of some substandard and non-performing loans during 2013 has resulted in significant charge-offs, but a strategy deemed prudent in bringing resolution with these credits and a return to performing status in the future.  Management believes the level of the allowance for loan losses was adequate as of December 31, 2013.  Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

Investment Portfolio

The following table presents carrying values of investment securities held by the Company as of December 31, 2013, 2012 and 2011.

	2013	2012	2011

Obligations of States and Political Subdivisions	$3,947	$4,046	$7,630
Corporate Obligations	-	1,105	2,114
Asset-Backed Securities	-	132	132

Investment Securities	3,947	5,283	9,876

Mortgage-Backed Securities	259,348	263,059	294,061
Total Investment Securities and
Mortgage-Backed Securities	$263,295	$268,342	$303,937

Part II (Continued)
Item 7 (Continued)

The following table represents expected maturities and weighted-average yields of investment securities held by the Company as of December 31, 2013.  (Mortgage-backed securities are based on the average life at the projected speed, while State and Political Subdivisions and Corporate Obligations reflect anticipated calls being exercised.)

			After 1 Year But		After 5 Years But
	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Mortgage-Backed Securities	$-	-%	$66,241	1.39%	$181,452	1.73%	$11,655	2.41%
Obligations of State and Political Subdivisions	790	3.75%	1,711	3.04%	1,446	2.06%	-	-%

Total Investment Portfolio	$790	3.75%	$67,952	1.43%	$182,898	1.73%	$11,655	2.41%

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

At December 31, 2013, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10 percent of the Company’s shareholders’ equity.

The average yield of the securities portfolio was 1.36 percent in 2013 compared to 1.82 percent in 2012 and 2.39 percent in 2011. The decrease in the average yield from 2013 to 2012 and from 2011 to 2012 primarily resulted from the turnover of the securities portfolio resulting in the investment of new funds at lower rates.

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the years 2013, 2012 and 2011.

	2013		2012		2011
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest-Bearing Demand Deposits	$112,667		$101,896		$93,903

Interest-Bearing Demand and Savings	366,974	0.36%	329,984	0.38%	273,783	0.45%
Time Deposits	473,672	0.95%	537,810	1.39%	633,033	1.85%

Total Deposits	$953,313	0.61%	$969,690	0.90%	$1,000,719	1.29%

Part II (Continued)
Item 7 (Continued)

The following table presents the maturities of the Company’s other time deposits as of December 31, 2013.

	Other Time	Other Time
	Deposits	Deposits
	$ 100,000	Less Than
	or Greater	$ 100,000	Total

Months to Maturity
3 or Less	$35,549	$53,181	$88,730
Over 3 through 6	33,331	40,562	73,893
Over 6 through 12	74,509	85,839	160,348
Over 12 Months	77,284	60,628	137,912

	$220,673	$240,210	$460,883

Average deposits decreased $16.38 million in 2013 compared to 2012 and decreased $31.03 million in 2012 compared to 2011.  The decrease in 2013 included $64.14 million, or 11.93 percent in time deposits while, at the same time, noninterest bearing deposits increased $10.77 million, or 10.57 percent and interest-bearing demand and savings deposits increased $36.99 million, or 11.21 percent.  The decrease in 2012 included $95.22 million, or 15.04 percent in time deposits while, at the same time, noninterest bearing deposits increased $10.77 million, or 10.57 percent and interest-bearing demand and savings deposits increased $56.20 million, or 11.21 percent.  Accordingly, the ratio of average noninterest-bearing deposits to total average deposits was 11.82 in 2013, 10.51 percent in 2012 and 9.4 percent in 2011.  The general decrease in market rates in 2013 had the effect of (i) decreasing the average cost of interest-bearing deposits by 32 basis points in 2013 compared to 2012 and (ii) mitigating a portion of the impact of decreasing yields on earning assets in the Company’s net interest income in 2013.  The general decrease in market rates in 2012 had the effect of (i) decreasing the average cost of interest-bearing deposits by 42 basis points in 2012 compared to 2011 and (ii) mitigating a portion of the impact of decreasing yields on earning assets in the Company’s net interest income in 2012.

Total average interest-bearing deposits decreased $27.1 million, or 3.1 percent in 2013 compared to 2012 and decreased $39.0 million, or 4.3 percent in 2012 compared to 2011.  The decrease in average deposits in 2013 compared to 2012 was time deposit accounts.

The Company supplements deposit sources with brokered deposits.  As of December 31, 2013, the Company had $26.6 million, or 2.69 percent of total deposits, in brokered certificates of deposit attracted by external third parties.  Additional information is provided in the Notes to Consolidated Financial Statements for Deposits.

Part II (Continued)
Item 7 (Continued)

Off-Balance-Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of December 31, 2013. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

	Payments Due by Period

	1 Year or Less	More than 1 Year but Less Than 3 Years	3 Years or More but Less Than 5 Years	5 Years or More	Total
Contractual Obligations:
Subordinated Debentures	$-	$-	$-	$24,229	$24,229
Federal Home Loan Bank Advances	-	-	9,000	31,000	40,000
Operating Leases	53	84	39	-	176
Deposits with Stated Maturity Dates	322,971	106,946	30,660	306	460,883

	323,024	107,030	39,699	55,535	525,288

Other Commitments:
Loan Commitments	65,688	-	-	-	65,688
Standby Letters of Credit	1,411	-	-	-	1,411

	67,099	-	-	-	67,099

Total Contractual Obligations and Other Commitments	$390,123	$107,030	$39,699	$55,535	$592,387

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

Loan commitments outstanding at December 31, 2013 are included in the preceding table.

Standby Letters of Credit.  Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. The Company’s policies generally require that standby letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit outstanding at December 31, 2013 are included in the preceding table.

Capital and Liquidity

At December 31, 2013, shareholders’ equity totaled $90.0 million compared to $95.8 million at    December 31, 2012. In addition to net income of $4.6 million, other significant changes in shareholders’ equity during 2013 included $1.5 million of dividends declared on preferred stock. The accumulated other comprehensive loss component of shareholders’ equity totaled $(9.1) million at December 31, 2013 compared to $(150) thousand at December 31, 2012. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale. Under regulatory requirements, the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. Tier 1 capital consists of common stock and qualifying preferred stockholders’ equity less goodwill and disallowed deferred tax assets.  Tier 2 capital consists of certain convertible, subordinated and other qualifying debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets.  The Company has no Tier 2 capital other than the allowance for loan losses.

Using the capital requirements presently in effect, the Tier 1 ratio as of December 31, 2013 was 15.81 percent and total Tier 1 and 2 risk-based capital was 17.06 percent.  Both of these measures compare favorably with the regulatory minimum of 4 percent for Tier 1 and 8 percent for total risk-based capital.  The Company’s Tier 1 leverage ratio as of December 31, 2013 was 10.57 percent, which exceeds the required ratio standard of 4 percent.

For 2013, average capital was $93.4 million, representing 8.35 percent of average assets for the year.  This compares to 8.47 percent for 2012.

Part II (Continued)
Item 7 (Continued)

The Company did not pay any common stock dividends in 2013 or 2012.  The Company suspended dividend payments beginning in the third quarter of 2009.

The Company declared dividends of $1,509 and $1,435 on preferred stock during 2013 and 2012, respectively.  The Company deferred all dividend payments declared in 2013 on its preferred stock, as well as all interest payments on its TRUPS in order to preserve cash at the holding company level.  The Company had no preferred stock until January 2009 when shares were issued to U.S. Treasury.

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

The investment portfolio provides a ready means to raise cash if liquidity needs arise.  As of December 31, 2013, the available for sale bond portfolio totaled $263.3 million.  At December 31, 2012, the Company held $268.3 million in bonds (excluding FHLB stock), at current market value in the available for sale portfolio.  Only marketable investment grade bonds are purchased.  Although most of the Banks’ bond portfolios are encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for a sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it primarily determines the Company’s liquidity posture.  Colony had ratios of loans to deposits of 76.1 percent as of December 31, 2013 and 76.3 percent as of December 31, 2012.  Management employs alternative funding sources when deposit balances will not meet loan demands.  The ratios of loans to all funding sources (excluding Subordinated Debentures) at December 31, 2013 and December 31, 2012 were 73.1 percent and 73.6 percent, respectively.  Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources.  The stability of the Banks’ core deposit base is an important factor in Colony’s liquidity position.  A heavy percentage of the deposit base is comprised of accounts of individuals and small businesses with comprehensive banking relationships and limited volatility.  At December 31, 2013 and December 31, 2012, the Bank had $221 million and $211 million, respectively, in certificates of deposit of $100,000 or more.  These larger deposits represented 22.3 percent and 21.6 percent of respective total deposits.  Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed.  Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

Part II (Continued)
Item 7 (Continued)

The Company supplemented deposit sources with brokered deposits.  As of December 31, 2013, the Company had $26.6 million, or 2.7 percent of total deposits, in brokered certificates of deposit attracted by external third parties.  Additionally, the bank uses external wholesale or Internet services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed. As of December 31, 2013, the Company had $24.1 million, or 2.4 percent of total deposits, in external wholesale or internet network deposits.

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

Part II (Continued)
Item 7 (Continued)

Quantitative and Qualitative Disclosures About Market Risk
AVERAGE BALANCE SHEETS

	2013			2012			2011
	Average	Income/	Yields/	Average	Income/	Yields/	Average	Income/	Yields/
	Balances	Expense	Rates	Balances	Expense	Rates	Balances	Expense	Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Income (1)	$744,627	$41,473	5.57%	$721,872	$42,054	5.83%	$763,067	$44,593	5.84%
Investment Securities
Taxable	272,818	3,597	1.32	280,959	5,005	1.78	296,948	7,012	2.36
Tax-Exempt (2)	2,871	139	4.84	3,302	155	4.69	3,345	171	5.11
Total Investment Securities	275,689	3,736	1.36	284,261	5,160	1.82	300,293	7,183	2.39
Interest-Bearing Deposits	9,625	81	0.84	17,046	77	0.45	18,715	47	0.25
Federal Funds Sold	14,969	39	0.26	38,877	99	0.25	44,667	115	0.26
Other Interest-Earning Assets	3,275	27	0.82	4,277	43	1.01	5,781	46	0.80
Total Interest-Earning Assets	1,048,185	45,356	4.33	1,066,333	47,433	4.45	1,132,523	51,984	4.59
Noninterest-Earning Assets
Cash	19,401			18,474			19,057
Allowance for Loan Losses	(13,347)			(15,781)			(20,585)
Other Assets	63,832			70,788			74,896
Total Noninterest-Earning Assets	69,886			73,481			73,368
Total Assets	$1,118,071			$1,139,814			$1,205,891
Liabilities and Stockholders' Equity
Interest-Bearing Liabilities
Interest-Bearing Demand and Savings	$366,974	$1,335	0.36%	$329,984	$1,258	0.38%	$273,783	$1,232	0.45%
Other Time	473,672	4,486	0.95	537,810	7,479	1.39	633,033	11,718	1.85
Total Interest-Bearing Deposits	840,646	5,821	0.69	867,794	8,737	1.01	906,816	12,950	1.43
Other Interest-Bearing Liabilities
Other Borrowed Money	40,299	1,159	2.88	43,745	1,725	3.94	71,720	3,010	4.20
Subordinated Debentures	24,229	517	2.13	24,229	554	2.29	24,229	508	2.10
Federal Funds Purchased and
Repurchase Agreements	34	-	-	-	-	-	9,851	338	3.43
Total Other Interest-Bearing
Liabilities	64,562	1,676	2.6	67,974	2,279	3.35	105,800	3,856	3.64
Total Interest-Bearing Liabilities	905,208	7,497	0.83	935,768	11,016	1.18	1,012,616	16,806	1.66
Noninterest-Bearing Liabilities and Stockholders' Equity
Demand Deposits	112,667			101,896			93,903
Other Liabilities	6,838			5,609			4,635
Stockholders' Equity	93,358			96,541			94,737
Total Noninterest-Bearing Liabilities and Stockholders' Equity	212,863			204,046			193,275
Total Liabilities and Stockholders' Equity	$1,118,071			$1,139,814			$1,205,891
Interest Rate Spread			3.50%			3.27%			2.93%
Net Interest Income		$37,859			$36,417			$35,178
Net Interest Margin			3.61%			3.41%			3.11%

(1)	The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable equivalent adjustments totaling $123, $91 and $133 for 2013, 2012 and 2011 respectively, are included in interest on loans. The adjustments are based on a federal tax rate of 34 percent.

(2)	Taxable-equivalent adjustments totaling $47, $53 and $58 for 2013, 2012 and 2011 respectively, are included in tax-exempt interest on investment securities. The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

Part II (Continued)
Item 7 (Continued)

Colony Bankcorp, Inc. and Subsidiaries
Interest Rate Sensitivity

The following table is an analysis of the Company’s interest rate-sensitivity position at December 31, 2013.  The interest-bearing rate-sensitivity gap, which is the difference between interest-earning assets and interest-bearing liabilities by repricing period, is based upon maturity or first repricing opportunity, along with a cumulative interest rate-sensitivity gap.  It is important to note that the table indicates a position at a specific point in time and may not be reflective of positions at other times during the year or in subsequent periods.  Major changes in the gap position can be, and are, made promptly as market outlooks change.

	Assets and Liabilities Repricing Within
	3 Months	4 to 12		1 to 5	Over 5
	or Less	Months	1 Year	Years	Years	Total

EARNING ASSETS:
Interest-Bearing Deposits	$21,960	$-	$21,960	$-	$-	$21,960
Federal Funds Sold	20,495	-	20,495	-	-	20,495
Investment Securities	-	274	274	62,135	200,886	263,295
Loans, Net of Unearned Income	185,440	134,983	320,423	363,568	66,867	750,858
Other Interest- Earning Assets	3,164	-	3,164	-	-	3,164

Total Interest-Earning Assets	231,059	135,257	366,316	425,703	267,753	1,059,772

INTEREST-BEARING LIABILITIES:
Interest-Bearing Demand Deposits (1)	357,291	-	357,291	-	-	357,291
Savings (1)	54,095	-	54,095	-	-	54,095
Time Deposits	88,730	234,241	322,971	137,606	306	460,883
Other Borrowings (2)	-	-	-	9,000	31,000	40,000
Subordinated Debentures	24,229	-	24,229	-	-	24,229

Total Interest-Bearing Liabilities	524,345	234,241	758,586	146,606	31,306	936,498

Interest Rate-Sensitivity Gap	(293,286)	(98,984)	(392,270)	279,097	236,447	$123,274

Cumulative Interest-Sensitivity Gap	$(293,286)	$(392,270)	$(392,270)	$(113,173)	$123,274

Interest Rate-Sensitivity Gap as a Percentage of Interest-Earning Assets	(27.67)%	(9.34)%	(37.01)%	26.34%	22.31%

Cumulative Interest Rate-Sensitivity as a Percentage of Interest-Earning Assets	(27.67)%	(37.01)%	(37.01)%	(10.68)%	11.63%

(1)	Interest-bearing Demand and Savings Accounts for repricing purposes are considered to reprice within 3 months or less.

(2)	Short-term borrowings for repricing purposes are considered to reprice within 3 months or less.

Part II (Continued)
Item 7 (Continued)

The foregoing table indicates that we had a one year negative gap of $392 thousand, or 37.01 percent of total interest-earning assets at December 31, 2013.  In theory, this would indicate that at December 31, 2013, $392 thousand more in liabilities than assets would reprice if there were a change in interest rates over the next 365 days.  Thus, if interest rates were to decline, the gap would indicate a resulting increase in net interest margin.  However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity.  In addition, the interest rate spread between an asset and our supporting liability can vary significantly while the timing of repricing of both the assets and our supporting liability can remain the same, thus impacting net interest income.  This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposits.

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

The Company utilizes FTN Financial Asset/Liability Management Analysis for a more dynamic analysis of balance sheet structure.  The Company has established earnings at risk for net interest income in a +/- 200 basis point rate shock to be no more than a fifteen percent percentage change.  The most recent analysis as of December 31, 2013 indicates that net interest income would deteriorate 4.99 percent with a 200 basis point decrease and would deteriorate 2.73 percent with a 200 basis point increase.  The Company has established equity at risk in a +/- 200 basis point rate shock to be no more than a 20 percent percentage change.  The most recent analysis as of December 31, 2013 indicates that net economic value of equity percentage change would increase 6.22 percent with a 200 basis point increase and would decrease 12.55 percent with a 200 basis point decrease.  The Company has established its one year gap to be 80 percent to 120 percent.  The most recent analysis as of December 31, 2013 indicates a one year gap of 0.83 percent.  The analysis reflects slight net interest margin compression in both a declining and increasing interest rate environment.  Given that interest rates have basically “bottomed-out” with the recent Federal Reserve action, the Company is anticipating interest rates to increase in the future though we believe that interest rates will remain flat most of 2014.  The Company is focusing on areas to minimize margin compression in the future by minimizing longer term fixed rate loans, shortening on the yield curve with investments, securing longer term FHLB advances, securing certificates of deposit for longer terms and focusing on reduction of nonperforming assets.

Part II (Continued)
Item 7 (Continued)

Return on Assets and Stockholder’s Equity

The following table presents selected financial ratios for each of the periods indicated.

	Years Ended December 31
	2013	2012	2011

Return on Average Assets(1)	0.28%	0.11%	0.09%

Return on Average Equity(1)	3.34%	1.25%	1.20%

Equity to Assets	7.83%	8.40%	8.08%

Dividends Declared	$0.00	$0.00	$0.00

(1)	Computed using net income available to common shareholders.

Future Outlook

During the past four years, the financial services industry experienced tremendous adversities as a result of the collapse of the real estate markets across the country.  Colony, like most banking companies, has been affected by these economic challenges that started with a rapid stall of real estate sales and development throughout the country.  Focus during 2013 and again in 2014 will be directed toward addressing and bringing resolution to problem assets.

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

Revenue enhancement initiatives to improve core non-interest income should be realized during 2014.  These initiatives include new product lines and services.

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

The Bank has also agreed to have and maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as follows:  Tier 1 leverage capital to total assets of 8% and total risk-based capital to total risk-weighted assets of 10%.  At December 31, 2013, the Bank’s capital ratios were 10.72% and 17.29%, respectively.

The MOU was lifted by regulatory agencies effective October 1, 2013 and replaced with a Board Resolution to ensure that the Bank’s overall condition remains satisfactory.

Item 7A

Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is located in Item 7 under the heading Interest Rate Sensitivity.

Item 8

Financial Statements and Supplemental Data

The following consolidated financial statements of the Registrant and its subsidiaries are included on Exhibit 13 of this Annual Report on Form 10-K:

Consolidated Balance Sheets - December 31, 2013 and 2012

Consolidated Statements of Income - Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Comprehensive Income - Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Stockholders’ Equity - Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows - Years Ended December 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements

Part II (Continued)
Item 8 (Continued)

Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2013 and 2012:

	Three Months Ended
	December 31	September 30	June 30	March 31
2013	($ in Thousands, Except Per Share Data)
Interest Income	$11,466	$11,260	$11,296	$11,164
Interest Expense	1,772	1,766	1,841	2,118
Net Interest Income	9,694	9,494	9,455	9,046
Provision for Loan Losses	285	1,500	1,200	1,500
Securities Gains	(362)	-	6	(8)
Noninterest Income	2,380	2,109	2,034	2,218
Noninterest Expense	8,998	8,488	8,739	8,392
Income Before Income Taxes	2,429	1,615	1,556	1,364
Provision for Income Taxes	803	535	570	427
Net Income	1,626	1,080	986	937
Preferred Stock Dividends	385	379	375	370
Net Income Available to Common Stockholders	$1,241	$701	$611	$567

Net Income Per Common Share
Basic	$0.15	$0.08	$0.07	$0.07
Diluted	$0.15	$0.08	$0.07	$0.07

2012
Interest Income	$11,378	$11,748	$11,973	$12,191
Interest Expense	2,302	2,526	2,882	3,307
Net Interest Income	9,076	9,222	9,091	8,884
Provision for Loan Losses	1,158	1,742	1,943	1,942
Securities Gains	770	1,187	743	137
Noninterest Income	1,872	1,716	1,631	1,677
Noninterest Expense	9,744	9,247	8,405	7,983
Income Before Income Taxes	816	1,136	1,117	773
Provision for Income Taxes	248	364	357	232
Net Income	568	772	760	541
Preferred Stock Dividends	365	361	357	352
Net Income Available to Common Stockholders	$203	$411	$403	$189

Net Income Per Common Share
Basic	$0.02	$0.05	$0.05	$0.02
Diluted	$0.02	$0.05	$0.05	$0.02

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

During the year ended December 31, 2013, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Colony’s management assessed the effectiveness of Colony’s internal control over financial reporting as of December 31, 2013 based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the assessment, management determined that Colony maintained effective internal control over financial reporting as of December 31, 2013.

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
March 14, 2014

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

Part IV (Continued)
Item 15 (Continued)

13	Consolidated Financial Statements of Colony Bankcorp, Inc. as of December 31, 2013 and 2012

21	Subsidiaries of the Company

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certificate of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Certificate of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 30.15 of 31 CFR Part 30

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Colony Bankcorp, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

COLONY BANKCORP, INC.

/s/ Edward P. Loomis, Jr.
Edward P. Loomis, Jr.
President/Director/Chief Executive Officer

March 14, 2014
Date

/s/ Terry L. Hester
Terry L. Hester
Executive Vice-President/Chief Financial Officer/Director

March 14, 2014
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ B. Gene Waldron	March 14, 2014
B. Gene Waldron, Director	Date

/s/ Edward J. Harrell	March 14, 2014
Edward J. Harrell, Director	Date

/s/ Mark H. Massee	March 14, 2014
Mark H. Massee, Director	Date

/s/ Jonathan W. R. Ross	March 14, 2014
Jonathan W. R. Ross, Director	Date

/s/ M. Frederick Dwozan	March 14, 2014
M. Frederick Dwozan, Director	Date

/s/ Davis W. King, Sr.	March 14, 2014
Davis W. King, Sr., Director	Date

/s/ Scott Lowell Downing	March 14, 2014
Scott Lowell Downing, Director	Date