Form 10-Q
period 2014-03-31
COLONY BANKCORP INC
filed 2014-05-05
CIK 711669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 2014	COMMISSION FILE NUMBER 0-12436

COLONY BANKCORP, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

GEORGIA	58-1492391
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NUMBER)

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

LARGE ACCELERATED FILER	ACCELERATED FILER
NON-ACCELERATED FILER	SMALLER REPORTING COMPANY ☒
(DO NOT CHECK IF A SMALLER REPORTING COMPANY)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).

YES	☒	NO	☐

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS	OUTSTANDING AT MAY 5, 2014
COMMON STOCK, $1 PAR VALUE	8,439,258

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

Readers should carefully review all disclosures we file from time to time with the Securities and Exchange Commission (SEC).

PART 1.	FINANCIAL INFORMATION
ITEM 1

FINANCIAL STATEMENTS

THE FOLLOWING FINANCIAL STATEMENTS ARE PROVIDED FOR COLONY BANKCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY BANK, COLONY BANK

A.	CONSOLIDATED BALANCE SHEETS – MARCH 31, 2014 (UNAUDITED) AND DECEMBER 31, 2013 (AUDITED).

B.	CONSOLIDATED STATEMENTS OF INCOME – FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013.

C.	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – FOR THE THREE MONTHS
ENDED MARCH 31, 2014 AND 2013.

D.	CONSOLIDATED STATEMENTS OF CASH FLOWS – FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED).

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING SOLELY OF NORMAL RECURRING ADJUSTMENTS) NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2014 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

Part I (Continued)
Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2014 AND DECEMBER 31, 2013
(DOLLARS IN THOUSANDS)

	March 31, 2014	December 31, 2013
ASSETS	(Unaudited)	(Audited)

Cash and Cash Equivalents
Cash and Due from Banks	$20,592	$25,692
Federal Funds Sold	18,183	20,495
	38,775	46,187
Interest-Bearing Deposits	22,401	21,960
Investment Securities
Available for Sale, at Fair Value	278,957	263,258
Held to Maturity, at Cost (Fair Value of $38 and $37, as of March 31, 2014 and December 31, 2013, Respectively)	38	37
	278,995	263,295

Federal Home Loan Bank Stock, at Cost	2,831	3,164
Loans	738,194	751,218
Allowance for Loan Losses	(11,710)	(11,806)
Unearned Interest and Fees	(359)	(360)
	726,125	739,052
Premises and Equipment	24,637	24,876
Other Real Estate (Net of Allowance of $4,404 and $3,986 as of March 31, 2014 and December 31, 2013, Respectively)	14,227	15,502
Other Intangible Assets	179	188
Other Assets	33,666	34,327
Total Assets	$1,141,836	$1,148,551

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest-Bearing	$119,984	$115,261
Interest-Bearing	856,870	872,269
	976,854	987,530
Borrowed Money
Subordinated Debentures	24,229	24,229
Other Borrowed Money	40,000	40,000
	64,229	64,229

Other Liabilities	8,405	6,838
Commitments and Contingencies
Stockholders' Equity
Preferred Stock, Stated Value $1,000 a Share; Authorized 10,000,000 Shares, Issued 28,000 Shares	28,000	28,000
Common Stock, Par Value $1 a Share; Authorized 20,000,000 Shares, Issued 8,439,258 Shares as of March 31, 2014 and December 31, 2013	8,439	8,439
Paid-In Capital	29,145	29,145
Retained Earnings	34,259	33,445
Accumulated Other Comprehensive (Loss), Net of Tax	(7,495)	(9,075)
	92,348	89,954
Total Liabilities and Stockholders' Equity	$1,141,836	$1,148,551

The accompanying notes are an integral part of these statements.

Part I (Continued)
Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013
Interest Income
Loans, Including Fees	$9,689	$10,361
Federal Funds Sold	9	14
Deposits with Other Banks	13	11
Investment Securities
U.S. Government Agencies	1,184	712
State, County and Municipal	28	33
Corporate Obligations and Asset-Backed Securities	--	14
Dividends on Other Investments	30	19
	10,953	11,164
Interest Expense
Deposits	1,321	1,686
Borrowed Money	438	432
	1,759	2,118

Net Interest Income	9,194	9,046
Provision for Loan Losses	327	1,500
Net Interest Income After Provision for Loan Losses	8,867	7,546

Noninterest Income
Service Charges on Deposits	1,067	1,101
Other Service Charges, Commissions and Fees	581	404
Mortgage Fee Income	67	119
Other	347	594
	2,062	2,218
Noninterest Expenses
Salaries and Employee Benefits	4,412	4,169
Occupancy and Equipment	1,020	933
Securities Losses	--	8
Other	3,434	3,290
	8,866	8,400

Income Before Income Taxes	2,063	1,364
Income Taxes	606	427
Net Income	1,457	937
Preferred Stock Dividends	643	370
Net Income Available to Common Stockholders	$814	$567
Net Income Per Share of Common Stock
Basic	$0.10	$0.07
Diluted	$0.10	$0.07
Cash Dividends Declared Per Share of Common Stock	$0.00	$0.00
Weighted Average Basic Shares Outstanding	8,439,258	8,439,258
Weighted Average Diluted Shares Outstanding	8,439,258	8,439,258

The accompanying notes are an integral part of these statements.

Part I (Continued)
Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended
	March 31, 2014	March 31, 2013

Net Income	$1,457	$937

Other Comprehensive Income (Loss), Net of Tax
Gains (Losses) on Securities Arising During the Year,
Net of Tax Effect of $814 and ($461), Respectively	1,580	(894)

Realized Gains on Sale of AFS Securities, Net of Tax Effect of $0 and $3, Respectively	--	5

Change in Net Unrealized Gains (Losses) on Securities Available for Sale,
Net of Reclassification Adjustment and Tax Effect	1,580	(889)
Comprehensive Income (Loss)	$3,037	$48

The accompanying notes are an integral part of these statements.

Part I (Continued)
Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended
	March 31, 2014	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,457	$937
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	410	387
Provision for Loan Losses	327	1,500
Securities Losses	--	8
Amortization and Accretion	306	939
(Gains) Losses on Sale of Other Real Estate and Repossessions	24	(94)
Provision for Losses on Other Real Estate	642	500
Increase in Cash Surrender Value of Life Insurance	(157)	(53)
Other Prepaids, Deferrals and Accruals, Net	895	1,176
	3,904	5,300
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Investment Securities Available for Sale	(20,727)	(68,394)
Proceeds from Maturities, Calls, and Paydowns of
Investment Securities:
Available for Sale	7,136	15,764
Proceeds from Sale of Investment Securities
Available for Sale	--	30,418
Interest-Bearing Deposits in Other Banks	(441)	13,089
Net Loans to Customers	11,465	3,474
Purchase of Premises and Equipment	(171)	(541)
Proceeds from Sale of Other Real Estate and Repossessions	1,765	2,129
Proceeds from Sale of Federal Home Loan Bank Stock	333	200
	(640)	(3,861)
CASH FLOWS FROM FINANCING ACTIVITIES
Noninterest-Bearing Customer Deposits	4,723	(2,046)
Interest-Bearing Customer Deposits	(15,399)	(24,065)
Proceeds from Other Borrowed Money	--	5,000
	(10,676)	(21,111)

Net Decrease in Cash and Cash Equivalents	(7,412)	(19,672)
Cash and Cash Equivalents at Beginning of Period	46,187	49,246
Cash and Cash Equivalents at End of Period	$38,775	$29,574

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

The consolidated financial statements in this report are unaudited, except for the December 31, 2013 consolidated balance sheet.  All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company.  The results of operations for the three months ended March 31, 2014, are not necessarily indicative of the results which may be expected for the entire year.

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

Reclassifications

In certain instances, amounts reported in prior years’ consolidated financial statements have been reclassified to conform to statement presentations selected for 2014.   Such reclassifications had no effect on previously reported stockholders’ equity or net income.

Concentrations of Credit Risk

Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions.  The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk, particularly with the current economic downturn in the real estate market.  At March 31, 2014, approximately 88 percent of the Company’s loan portfolio was concentrated in loans secured by real estate.  A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector.  Declining collateral real estate values that secure land development, construction and speculative real estate loans in the Company’s larger MSA markets have resulted in high loan loss provisions in recent years.  In addition, a large portion of the Company’s foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions.  Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.

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

Statement of Cash Flows

For reporting cash flows, cash and cash equivalents include cash on hand, noninterest-bearing amounts due from banks and federal funds sold. Cash flows from demand deposits, interest-bearing checking accounts, savings accounts, loans and certificates of deposit are reported net.

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

Bank-Owned Life Insurance

The Company has purchased life insurance on the lives of certain key members of management and directors.  The life insurance policies are recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or amounts due that are probable at settlement, if applicable.  Increases in the cash surrender value are recorded as other income in the consolidated statements of income.  The cash surrender value of the insurance contracts is recorded in other assets on the consolidated balance sheets in the amount of $14,097 and $13,940 as of March 31, 2014 and December 31, 2013, respectively.

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

Changes in Accounting Principles and Effects of New Accounting Pronouncements

Adoption of New Accounting Standards

In January 2014, the FASB issued ASU No. 2014-04, "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure." The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU No. 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, ASU No. 2014-04 requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of ASU No. 2014-04 is not expected to have a material impact on the Company's Consolidated Financial Statements.

(2)	Investment Securities

Investment securities as of March 31, 2014 and December 31, 2013 are summarized as follows:

March 31, 2014		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale:
U.S. Government Agencies
Mortgage-Backed	$286,438	$209	$(11,524)	$275,123
State, County & Municipal	3,875	11	(52)	3,834
	$290,313	$220	$(11,576)	$278,957
Securities Held to Maturity:
State, County and Municipal	$38	$--	$--	$38

December 31, 2013		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale:
U.S. Government Agencies
Mortgage-Backed	$273,029	$119	$(13,800)	$259,348
State, County & Municipal	3,979	15	(84)	3,910
	$277,008	$134	$(13,884)	$263,258
Securities Held to Maturity:
State, County and Municipal	$37	$--	$--	$37

Part I (Continued)
Item 1 (Continued)

(2)	Investment Securities (Continued)

The amortized cost and fair value of investment securities as of March 31, 2014, by contractual maturity, are shown hereafter.  Expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.  This is often the case with mortgage-backed securities, which are disclosed separately in the table below.

	Securities
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due In One Year or Less	$779	$782	$--	$--
Due After One Year Through Five Years	1,245	1,252	38	38
Due After Five Years Through Ten Years	1,198	1,174	--	--
Due After Ten Years	653	626	--	--
	3,875	3,834	38	38

Mortgage-Backed Securities	286,438	275,123	--	--
	$290,313	$278,957	$38	$38

Proceeds from the sale of investments available for sale during the first three months of 2014 totaled $0 compared to $30,418 for the first three months of 2013.  The sale of investments available for sale during the first three months of 2014 resulted in gross realized gains of $0 and losses of $0.  The sale of investments available for sale during the first three months of 2013 resulted in gross realized gains of $125 and losses of $(133).

Investment securities having a carry value approximating $113,418 and $112,913 as of March 31, 2014 and December 31, 2013, respectively, were pledged to secure public deposits and for other purposes.

Information pertaining to securities with gross unrealized losses at March 31, 2014 and December 31, 2013 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total

	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

March 31, 2014
U.S. Government Agencies
Mortgage-Backed	$141,975	$(4,715)	$115,624	$(6,809)	$257,599	$(11,524)
State, County and Municipal	953	(25)	626	(27)	1,579	(52)
	$142,928	$(4,740)	$116,250	$(6,836)	$259,178	$(11,576)

December 31, 2013
U.S. Government Agencies
Mortgage-Backed	$190,064	$(9,441)	$63,194	$(4,359)	$253,258	$(13,800)
State, County and Municipal	1,647	(84)	--	--	1,647	(84)
	$191,711	$(9,525)	$63,194	$(4,359)	$254,905	$(13,884)

Part I (Continued)
Item 1 (Continued)

(2)	Investments (Continued)

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

At March 31, 2014, the debt securities with unrealized losses have depreciated 4.28 percent from the Company’s amortized cost basis.  These securities are guaranteed by either the U.S. Government, other governments or U.S. corporations.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary.

(3)	Loans

The following table presents the composition of loans segregated by class of loans, as of March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
Commercial and Agricultural
Commercial	$43,979	$48,107
Agricultural	12,654	10,666

Real Estate
Commercial Construction	54,608	52,739
Residential Construction	9,779	6,549
Commercial	337,835	341,783
Residential	202,159	206,258
Farmland	47,886	47,035

Consumer and Other
Consumer	23,693	25,676
Other	5,601	12,405

Total Loans	$738,194	$751,218

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

The Company uses a risk grading matrix to assign a risk grade to each of its loans.  Loans are graded on a scale of 1 to 8.  A description of the general characteristics of the grades is as follows:

Part I (Continued)
Item 1 (Continued)

(3)	Loans (Continued)

•	Grades 1 and 2 – Borrowers with these assigned grades range in risk from virtual absence of risk to minimal risk. Such loans may be secured by Company-issued and controlled certificates of deposit or properly margined equity securities or bonds. Other loans comprising these grades are made to companies that have been in existence for a long period of time with many years of consecutive profits and strong equity, good liquidity, excellent debt service ability and unblemished past performance, or to exceptionally strong individuals with collateral of unquestioned value that fully secures the loans. Loans in this category fall into the “pass” classification.

•	Grades 3 and 4 – Loans assigned these “pass” risk grades are made to borrowers with acceptable credit quality and risk. The risk ranges from loans with no significant weaknesses in repayment capacity and collateral protection to acceptable loans with one or more risk factors considered to be more than average.

•	Grade 5 – This grade includes “special mention” loans on management’s watch list and is intended to be used on a temporary basis for pass grade loans where risk-modifying action is intended in the short-term.

•	Grade 6 – This grade includes “substandard” loans in accordance with regulatory guidelines. This category includes borrowers with well-defined weaknesses that jeopardize the payment of the debt in accordance with the agreed terms. Loans considered to be impaired are assigned this grade, and these loans often have assigned loss allocations as part of the allowance for loan and lease losses. Generally, loans on which interest accrual has been stopped would be included in this grade.

•	Grades 7 and 8 – These grades correspond to regulatory classification definitions of “doubtful” and “loss,” respectively. In practice, any loan with these grades would be for a very short period of time, and generally the Company has no loans with these assigned grades. Management manages the Company’s problem loans in such a way that uncollectible loans or uncollectible portions of loans are charged off immediately with any residual, collectible amounts assigned a risk grade of 6.

The following table presents the loan portfolio by credit quality indicator (risk grade) as of March 31, 2014 and December 31, 2013.  Those loans with a risk grade of 1, 2, 3 or 4 have been combined in the pass column for presentation purposes.

March 31, 2014
	Pass	Special Mention	Substandard	Total Loans
Commercial and Agricultural
Commercial	$37,721	$2,705	$3,553	$43,979
Agricultural	12,475	13	166	12,654

Real Estate
Commercial Construction	44,861	1,523	8,224	54,608
Residential Construction	9,679	100	--	9,779
Commercial	312,175	9,154	16,506	337,835
Residential	179,656	13,630	8,873	202,159
Farmland	45,644	528	1,714	47,886

Consumer and Other
Consumer	22,810	260	623	23,693
Other	5,363	--	238	5,601

Total Loans	$670,384	$27,913	$39,897	$738,194

Part I (Continued)
Item 1 (Continued)

(3)	Loans (Continued)

December 31, 2013
	Pass	Special Mention	Substandard	Total Loans
Commercial and Agricultural
Commercial	$41,759	$2,770	$3,578	$48,107
Agricultural	10,638	17	11	10,666

Real Estate
Commercial Construction	42,669	1,512	8,558	52,739
Residential Construction	6,341	208	--	6,549
Commercial	317,567	10,760	13,456	341,783
Residential	182,977	13,524	9,757	206,258
Farmland	44,777	507	1,751	47,035

Consumer and Other
Consumer	24,609	320	747	25,676
Other	12,355	1	49	12,405

Total Loans	$683,692	$29,619	$37,907	$751,218

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

Part I (Continued)
Item 1 (Continued)

(3)	Loans (Continued)

The following table represents an age analysis of past due loans and nonaccrual loans, segregated by class of loans, as of March 31, 2014 and December 31, 2013:

March 31, 2014
	Accruing Loans

	30-89 Days Past Due	90 Days or More Past Due	Total Accruing Loans Past Due	Nonaccrual Loans	Current Loans	Total Loans
Commercial and Agricultural
Commercial	$709	$--	$709	$1,976	$41,294	$43,979
Agricultural	86	--	86	51	12,517	12,654

Real Estate
Commercial Construction	441	--	441	7,824	46,343	54,608
Residential Construction	--	--	--	--	9,779	9,779
Commercial	6,176	--	6,176	9,128	322,531	337,835
Residential	2,941	--	2,941	3,814	195,404	202,159
Farmland	94	--	94	1,672	46,120	47,886

Consumer and Other
Consumer	332	15	347	252	23,094	23,693
Other	--	--	--	203	5,398	5,601

Total Loans	$10,779	$15	$10,794	$24,920	$702,480	$738,194

December 31, 2013
	Accruing Loans

	30-89 Days Past Due	90 Days or More Past Due	Total Accruing Loans Past Due	Nonaccrual Loans	Current Loans	Total Loans
Commercial and Agricultural
Commercial	$581	$--	$581	$1,646	$45,880	$48,107
Agricultural	81	--	81	--	10,585	10,666

Real Estate
Commercial Construction	140	--	140	8,222	44,377	52,739
Residential Construction	--	--	--	--	6,549	6,549
Commercial	2,287	--	2,287	7,367	332,129	341,783
Residential	5,274	--	5,274	4,933	196,051	206,258
Farmland	351	--	351	1,630	45,054	47,035

Consumer and Other
Consumer	454	4	458	307	24,911	25,676
Other	198	--	198	9	12,198	12,405

Total Loans	$9,366	$4	$9,370	$24,114	$717,734	$751,218

Part I (Continued)
Item 1 (Continued)

(3)	Loans (Continued)

The following table details impaired loan data as of March 31, 2014:

March 31, 2014
	Unpaid
	Contractual			Average	Interest	Interest
	Principal	Impaired	Related	Recorded	Income	Income
	Balance	Balance	Allowance	Investment	Recognized	Collected

With No Related
Allowance Recorded
Commercial	$599	$599	$--	$599	$5	$13
Agricultural	56	51	--	51	(9)	--
Commercial Construction	7,460	4,354	--	4,354	8	8
Residential Construction	--	--	--	--	--	--
Commercial Real Estate	21,196	20,686	--	20,686	130	132
Residential Real Estate	7,113	5,642	--	5,642	46	46
Farmland	349	348	--	348	(2)	1
Consumer	256	251	--	251	4	5
Other	203	203	--	203	2	2

	37,232	32,134	--	32,134	184	207

With An Allowance Recorded
Commercial	1,380	1,380	423	1,380	--	--
Agricultural	--	--	--	--	--	--
Commercial Construction	5,922	3,470	1,548	3,470	--	--
Residential Construction	--	--	--	--	--	--
Commercial Real Estate	6,466	6,109	407	6,109	46	46
Residential Real Estate	962	954	289	954	11	15
Farmland	1,324	1,324	233	1,324	--	--
Consumer	--	--	--	--	--	--
Other	--	--	--	--	--	--

	16,054	13,237	2,900	13,237	57	61

Total
Commercial	1,979	1,979	423	1,979	5	13
Agricultural	56	51	--	51	(9)	--
Commercial Construction	13,382	7,824	1,548	7,824	8	8
Residential Construction	--	--	--	--	--	--
Commercial Real Estate	27,662	26,795	407	26,795	176	178
Residential Real Estate	8,075	6,596	289	6,596	57	61
Farmland	1,673	1,672	233	1,672	(2)	1
Consumer	256	251	--	251	4	5
Other	203	203	--	203	2	2

	$53,286	$45,371	$2,900	$45,371	$241	$268

Part I (Continued)
Item 1 (Continued)

(3)	Loans (Continued)

The following table details impaired loan data as of December 31, 2013:

December 31, 2013
	Unpaid
	Contractual			Average	Interest	Interest
	Principal	Impaired	Related	Recorded	Income	Income
	Balance	Balance	Allowance	Investment	Recognized	Collected

With No Related
Allowance Recorded
Commercial	$305	$305	$--	$216	$24	$25
Agricultural	--	--	--	10	--	--
Commercial Construction	7,856	4,750	--	4,106	35	41
Residential Construction	--	--	--	--	--	--
Commercial Real Estate	20,121	19,253	--	13,199	494	504
Residential Real Estate	7,837	6,362	--	4,564	224	209
Farmland	303	303	--	1,859	1	1
Consumer	313	307	--	253	18	21
Other	9	9	--	2	1	1

	36,744	31,289	--	24,209	797	802

With An Allowance Recorded
Commercial	1,453	1,453	434	1,689	15	21
Agricultural	--	--	--	--	--	--
Commercial Construction	5,923	3,472	830	5,025	--	--
Residential Construction	--	--	--	--	--	--
Commercial Real Estate	5,874	5,874	424	11,072	157	148
Residential Real Estate	1,949	1,849	526	3,662	26	24
Farmland	1,327	1,327	85	664	45	47
Consumer	--	--	--	--	--	--
Other	--	--	--	--	--	--

	16,526	13,975	2,299	22,112	243	240

Total
Commercial	1,758	1,758	434	1,905	39	46
Agricultural	--	--	--	10	--	--
Commercial Construction	13,779	8,222	830	9,131	35	41
Residential Construction	--	--	--	--	--	--
Commercial Real Estate	25,995	25,127	424	24,271	651	652
Residential Real Estate	9,786	8,211	526	8,226	250	233
Farmland	1,630	1,630	85	2,523	46	48
Consumer	313	307	--	253	18	21
Other	9	9	--	2	1	1

	$53,270	$45,264	$2,299	$46,321	$1,040	$1,042

Part I (Continued)
Item 1 (Continued)

(3)	Loans (Continued)

The following table details impaired loan data as of March 31, 2013:

March 31, 2013
	Unpaid
	Contractual			Average	Interest	Interest
	Principal	Impaired	Related	Recorded	Income	Income
	Balance	Balance	Allowance	Investment	Recognized	Collected

With No Related
Allowance Recorded
Commercial	$264	$122	$--	$122	$3	$4
Agricultural	39	39	--	39	--	--
Commercial Construction	9,002	4,962	--	4,962	4	5
Residential Construction	--	--	--	--	--	--
Commercial Real Estate	15,405	15,331	--	15,331	102	129
Residential Real Estate	2,726	2,382	--	2,382	10	18
Farmland	2,590	2,548	--	2,548	(1)	3
Consumer	229	217	--	217	--	2
Other	--	--	--	--	--	--

	30,255	25,601	--	25,601	118	161

With An Allowance Recorded
Commercial	1,465	1,465	456	1,465	20	17
Agricultural	--	--	--	--	--	--
Commercial Construction	5,339	4,690	1,493	4,690	--	1
Residential Construction	--	--	--	--	--	--
Commercial Real Estate	10,077	9,917	1,426	9,917	73	91
Residential Real Estate	6,959	5,916	1,118	5,916	40	36
Farmland	--	--	--	--	--	--
Consumer	--	--	--	--	--	--
Other	--	--	--	--	--	--

	23,840	21,988	4,493	21,988	133	145

Total
Commercial	1,729	1,587	456	1,587	23	21
Agricultural	39	39	--	39	--	--
Commercial Construction	14,341	9,652	1,493	9,652	4	6
Residential Construction	--	--	--	--	--	--
Commercial Real Estate	25,482	25,248	1,426	25,248	175	220
Residential Real Estate	9,685	8,298	1,118	8,298	50	54
Farmland	2,590	2,548	--	2,548	(1)	3
Consumer	229	217	--	217	--	2
Other	--	--	--	--	--	--

	$54,095	$47,589	$4,493	$47,589	$251	$306

Part I (Continued)
Item 1 (Continued)

(3)	Loans (Continued)

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

As discussed in Note 1, Summary of Significant Accounting Policies, once a loan is identified as a TDR, it is accounted for as an impaired loan.  The Company had no unfunded commitments to lend to a customer that has a troubled debt restructured loan as of March 31, 2014.  The following tables present the number of loan contracts restructured during the three month period ended March 31, 2014 and 2013.  It shows the pre- and post-modification recorded investment as well as the number of contracts and the recorded investment for those TDRs modified during the previous twelve months which subsequently defaulted during the period.  Loans modified in a troubled debt restructuring are considered to be in default once the loan becomes 90 days past due.

	Three Months Ended March 31, 2014
Troubled Debt Restructurings
	# of Contracts	Pre-Modification	Post-Modification

Commercial RE	2	$1,771	$1,775

Total Loans	2	$1,771	$1,775

	Three Months Ended March 31, 2013
Troubled Debt Restructurings
	# of Contracts	Pre-Modification	Post-Modification

Commercial Real Estate	1	$84	$81
Residential Real Estate	2	1,024	1,001

Total Loans	3	$1,108	$1,082

Part I (Continued)
Item 1 (Continued)

(3)	Loans (Continued)

The company did not have any TDRs that subsequently defaulted for the three months ended March 31, 2014 and 2013.

At March 31, 2014 all restructured loans were performing as agreed.

(4)	Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses, segregated by class of loan, for the three month period ended March 31, 2014 and March 31, 2013.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other loan categories and periodically may result in reallocation within the provision categories.

March 31, 2014
	Beginning				Ending
	Balance	Charge-Offs	Recoveries	Provision	Balance

Commercial and Agricultural
Commercial	$1,017	$(27)	$14	$7	$1,011
Agricultural	294	--	1	2	297

Real Estate
Commercial Construction	1,782	--	182	125	2,089
Residential Construction	138	--	--	--	138
Commercial	4,379	(236)	6	131	4,280
Residential	3,278	(293)	6	38	3,029
Farmland	312	--	--	1	313

Consumer and Other
Consumer	243	(102)	25	23	189
Other	363	--	1	--	364

	$11,806	$(658)	$235	$327	$11,710

Part I (Continued)
Item 1 (Continued)

(4)	Allowance for Loan Losses (Continued)

March 31, 2013
	Beginning				Ending
	Balance	Charge-Offs	Recoveries	Provision	Balance

Commercial and Agricultural
Commercial	$981	$(31)	$18	$39	$1,007
Agricultural	296	--	4	--	300

Real Estate
Commercial Construction	1,890	(692)	80	511	1,789
Residential Construction	138	--	--	--	138
Commercial	5,163	(485)	43	593	5,314
Residential	3,406	(187)	5	228	3,452
Farmland	291	(1)	11	1	302

Consumer and Other
Consumer	228	(101)	32	123	282
Other	344	(4)	1	5	346

	$12,737	$(1,501)	$194	$1,500	$12,930

The loss history period used at March 31, 2014 was based on the loss rate from the eight quarters ended December 31, 2013.

During the third quarter 2013, management implemented a change to its methodology for calculating the allowance for loan losses.  This change was intended to better reflect the current position of the loan portfolio.  Prior to the third quarter, the allowance for loan loss calculation incorporated a qualitative factor related to improvements in credit administration.  These improvements, which began in 2008, included organizational changes to credit administration, specifically related to managing past due loans, grading of loans, recognition of losses and underwriting of new loans.  Primary among the organizational changes was the appointment of experienced lending officers to oversee the lending function, as well as the appointment of a chief credit officer.  Management feels these organizational changes are now fully implemented, as evidenced by a lower charge-off rate, and therefore, the qualitative factor is no longer relevant.  The removal of this qualitative factor did not result in a significant adjustment to the recorded allowance for loan loss balance.

The Company determines its individual reserves during its quarterly review of substandard loans.  This process involves reviewing all loans with a risk grade of 6 or greater and an outstanding balance of $250,000 or more, regardless of the loans impairment classification.

Since not all loans in the substandard category are considered impaired, this quarterly review process may result in the identification of specific reserves on nonimpaired loans.  Management considers those loans graded substandard, but not classified as impaired, to be higher risk loans and, therefore, makes specific allocations to the allowance for those loans if warranted.  The total of such loans is $7.4 million and $10.6 million as of March 31, 2014 and 2013, respectively.  Specific allowance allocations were made for these loans totaling $620 thousand and $645 thousand as of March 31, 2014 and 2013, respectively.  Since these loans are not considered impaired, both the loan balance and related specific allocation are included in the “Collectively Evaluated for Impairment” column of the following tables.

At March 31, 2014, impaired loans totaling $3.99 million were below the $250,000 review threshold and were not individually reviewed for impairment.  Those loans were subject to the bank’s general loan loss reserve methodology and are included in the “Collectively Evaluated for Impairment” column of the following tables.  Likewise, at March 31, 2013, impaired loans totaling $1.97 million were below the $250,000 review threshold and were subject to the bank’s general loan loss reserve methodology and are included in the “Collectively Evaluated for Impairment” column of the following tables.

Part I (Continued)
Item 1 (Continued)

(4)	Allowance for Loan Losses (Continued)

The following tables present breakdowns of the allowance for loan losses, segregated by impairment methodology for March 31, 2014 and 2013:

March 31, 2014
	Ending Allowance Balance			Ending Loan Balance

	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
Commercial and Agricultural
Commercial	$423	$588	$1,011	$1,469	$42,510	$43,979
Agricultural	--	297	297	--	12,654	12,654

Real Estate
Commercial Construction	1,548	541	2,089	7,683	46,925	54,608
Residential Construction	--	138	138	--	9,779	9,779
Commercial	407	3,873	4,280	26,192	311,643	337,835
Residential	289	2,740	3,029	4,412	197,747	202,159
Farmland	233	80	313	1,614	46,272	47,886

Consumer and Other
Consumer	--	189	189	--	23,693	23,693
Other	--	364	364	9	5,592	5,601

Total End of Period Balance	$2,900	$8,810	$11,710	$41,379	$696,815	$738,194

March 31, 2013
	Ending Allowance Balance			Ending Loan Balance

	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
Commercial and Agricultural
Commercial	$456	$551	$1,007	$1,554	$51,352	$52,906
Agricultural	--	300	300	--	7,856	7,856

Real Estate
Commercial Construction	1,493	296	1,789	9,442	42,652	52,094
Residential Construction	--	138	138	--	7,570	7,570
Commercial	1,426	3,888	5,314	25,175	303,677	328,852
Residential	1,118	2,334	3,452	7,173	197,485	204,658
Farmland	--	302	302	2,277	45,931	48,208

Consumer and Other
Consumer	--	282	282	--	28,379	28,379
Other	--	346	346	--	6,297	6,297

Total End of Period Balance	$4,493	$8,437	$12,930	$45,621	$691,199	$736,820

Part I (Continued)
Item 1 (Continued)

(5)	Other Real Estate Owned

The aggregate carrying amount of Other Real Estate Owned (OREO) at March 31, 2014 and December 31, 2013 was $14,227 and $15,502, respectively.  All of the Company’s other real estate owned represents properties acquired through foreclosure or deed in lieu of foreclosure.  The following table details the change in OREO for the three months ended March 31, 2014 and the year ended December 31, 2013.

	Three Months Ended	Twelve Months Ended
	March 31, 2014	December 31, 2013

Balance, Beginning	$15,502	$15,941

Additions	1,091	10,251
Sales of OREO	(1,700)	(7,804)
Gain (Loss) on Sale	(24)	(1,564)
Provision for Losses	(642)	(1,322)

Balance, Ending	$14,227	$15,502

(6)	Deposits

The aggregate amount of overdrawn deposit accounts reclassified as loan balances totaled $308 and $401 as of March 31, 2014 and December 31, 2013.

Components of interest-bearing deposits as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
Interest-Bearing Demand	$344,827	$357,291
Savings	57,463	54,095
Time, $100,000 and Over	220,692	220,673
Other Time	233,888	240,210
	$856,870	$872,269

At March 31, 2014 and December 31, 2013, the Company had brokered deposits of $28,015 and $26,580, respectively.  Of the $28,015 and $26,580 brokered deposits at March 31, 2014 and December 31, 2013, $28,015 and $26,580 represented Certificate of Deposits Account Registry Service (CDARS) reciprocal deposits in which customers placed core deposits into the CDARS program for FDIC insurance coverage and the Company received reciprocal brokered deposits in a like amount.  Thus, brokered deposits less the reciprocal deposits totaled $0 at March 31, 2014 and December 31, 2013.  The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $100,000 was approximately $148,342 and $143,389 as of March 31, 2014 and December 31, 2013, respectively.

As of March 31, 2014 and December 31, 2013, the scheduled maturities of certificates of deposits are as follows:

Maturity	March 31, 2014	December 31, 2013
One Year and Under	$326,656	$322,971
One to Three Years	97,490	106,946
Three Years and Over	30,434	30,966
	$454,580	$460,883

Part I (Continued)
Item 1 (Continued)

(7)	Other Borrowed Money

Other borrowed money at March 31, 2014 and December 31, 2013 is summarized as follows:

	March 31, 2014	December 31, 2013
Federal Home Loan Bank Advances	$40,000	$40,000

Advances from the Federal Home Loan Bank (FHLB) have maturities ranging from 2017 to 2020 and interest rates ranging from 0.48 percent to 4.75 percent.  As collateral on the outstanding FHLB advances, the Company has provided a blanket lien on its portfolio of qualifying residential first mortgage loans and commercial loans.  At March 31, 2014 the book value of those loans pledged was approximately $93,618.  At March 31, 2014 the Company had remaining credit availability from the FHLB of approximately $131,790.  The Company may be required to pledge additional qualifying collateral in order to utilize the full amount of the remaining credit line.

The aggregate stated maturities of other borrowed money at March 31, 2014 are as follows:

Year	Amount
2017	$9,000
2018	20,500
2019	8,000
2020	2,500
$40,000

The Company also has available federal funds lines of credit with various financial institutions totaling $43,000, none of which were outstanding at March 31, 2014.

The Company has the ability to borrow funds from the Federal Reserve Bank (FRB) of Atlanta utilizing the discount window.  The discount window is an instrument of monetary policy that allows eligible institutions to borrow money from the FRB on a short-term basis to meet temporary liquidity shortages caused by internal or external disruptions.  At March 31, 2014, the Company had borrowing capacity available under this arrangement, with no outstanding balances.  The Company would be required to pledge certain available-for-sale investment securities as collateral under this agreement.

In addition, at March 31, 2014, the Company had an available repurchase agreement line of credit with a third party totaling $50,000.  Use of this credit facility is subject to the underwriting and risk management policies of the third party in effect at the time of the request.  Such policies may take into consideration current market conditions, the current financial condition of the Company and the ability of the Company to provide adequate securities as collateral for the transaction, among other factors.

(8)	Preferred Stock and Warrants

At March 31, 2014, the Company had 28,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the Preferred Stock) issued and outstanding with private investors.  The Company also had a warrant (the Warrant) to purchase up to 500,000 shares of the Company’s common stock outstanding with private investors.  Both the Preferred Stock and the Warrant originated in 2009 through transactions with the United States Department of the Treasury and were subsequently sold to the public through an auction process during 2013.

The Preferred stock qualifies as Tier 1 capital and is nonvoting, other than class voting rights on certain matters that could adversely affect the Preferred Stock.  The Preferred Stock may be redeemed by the Company at the liquidation preference of $1,000 per share, plus any accrued and unpaid dividends.  The Warrant may be exercised on or before January 9, 2019 at an exercise price of $8.40 per share.  No voting rights may be exercised with respect to the shares of the Warrant until the Warrant has been exercised.

The Preferred Stock requires a cumulative cash dividend be paid quarterly at a rate of 9 percent per annum.  Prior to January 9, 2014 the annual dividend rate for the Preferred Stock was 5 percent.  On February 13, 2012, the Company announced the suspension of dividends on Preferred Stock.  Unpaid dividends on the Preferred Stock must be declared and set aside for the benefit of the holders of the Preferred Stock before any dividend may be declared on common stock.  At March 31, 2014 there were accumulated dividends in arrears of $3.76 million including accrued interest.

Part I (Continued)
Item 1 (Continued)

(9)	Subordinated Debentures (Trust Preferred Securities)

			3 Month	Added	Total		5 Year
Description	Date	Amount	Libor Rate	Points	Rate	Maturity	Call Option
Colony Bankcorp Statutory Trust III	6/17/2004	4,500	0.23335	2.68	2.91335	6/14/2034	6/17/2009
Colony Bankcorp Capital Trust I	4/13/2006	5,000	0.23360	1.50	1.73360	4/13/2036	4/13/2011
Colony Bankcorp Capital Trust II	3/12/2007	9,000	0.23360	1.65	1.88360	3/12/2037	3/12/2012
Colony Bankcorp Capital Trust III	9/14/2007	5,000	0.23610	1.40	1.63610	9/14/2037	9/14/2012

The Trust Preferred Securities are recorded as subordinated debentures on the consolidated balance sheets, but subject to certain limitations, qualify as Tier 1 Capital for regulatory capital purposes.  The proceeds from the offerings were used to fund certain acquisitions, pay off holding company debt and inject capital into the bank subsidiary.

On February 13, 2012, the Company announced the suspension of the quarterly interest payments on the Trust Preferred Securities.  Under the terms of the trust documents, the Company may defer payments of interest for up to 20 consecutive quarterly periods without default or penalty.  The regularly scheduled interest payments will continue to be accrued for payment in the future and reported as an expense in the current period.  At March 31, 2014, accrued but unpaid interest expense totaled $1.2 million.

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

At March 31, 2014 and December 31, 2013 the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	March 31, 2014	December 31, 2013

Loan Commitments	$77,826	$65,688
Letters of Credit	1,591	1,411

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

Bank-Owned Life Insurance – The carrying value of bank-owned life insurance policies approximate fair value.

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

The carrying amount, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2014 and December 31, 2013 are as follows:

	Fair Value Measurements at
	March 31, 2014
	Carrying	Estimated	Level	Level	Level
	Value	Fair Value	1	2	3

Assets
Cash and Short-Term Investments	$61,176	$61,176	$61,176	$ ---	$ ---
Investment Securities Available for Sale	278,957	278,957	---	278,012	945
Investment Securities Held to Maturity	38	38	---	38	---
Federal Home Loan Bank Stock	2,831	2,831	2,831	---	---
Loans, Net	726,125	728,009	---	717,672	10,337
Bank-Owned Life Insurance	10,260	10,260	10,260	---	---

Liabilities
Deposits	976,854	978,294	522,273	456,021	---
Subordinated Debentures	24,229	24,229	24,229	---	---
Other Borrowed Money	40,000	42,065	---	42,065	---

	Fair Value Measurements at
	December 31, 2013
	Carrying	Estimated	Level	Level	Level
	Value	Fair Value	1	2	3

Assets
Cash and Short-Term Investments	$68,147	$68,147	$68,147	$ ---	$ ---
Investment Securities Available for Sale	263,258	263,258	---	262,317	941
Investment Securities Held to Maturity	37	37	---	37	---
Federal Home Loan Bank Stock	3,164	3,164	3,164	---	---
Loans, Net	739,052	741,112	---	729,436	11,676
Bank-Owned Life Insurance	10,165	10,165	10,165	---	---

Liabilities
Deposits	987,529	989,101	526,646	462,455	---
Subordinated Debentures	24,229	24,229	24,229	---	---
Other Borrowed Money	40,000	42,074	---	42,074	---

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

Fair Value Measurements

Generally accepted accounting principles related to Fair Value Measurements, defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurements and enhances disclosure requirements for fair value measurements.  The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.  The three levels are defined as follows:

•	Level 1inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3inputs to the valuation methodology are unobservable and represent the Company’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

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

Impaired Loans – Impaired loans are those loans which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis – The following table presents the recorded amount of the Company’s assets measured at fair value on a recurring and nonrecurring basis as of March 31, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall.  The table below includes only impaired loans with a specific reserve and only other real estate properties with a valuation allowance at March 31, 2014.  Those impaired loans and other real estate properties are shown net of the related specific reserves and valuation allowances.

Part I (Continued)
Item 1 (Continued)

(11)	Fair Value of Financial Instruments and Fair Value Measurements (Continued)

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in			Significant
		Active Markets for		Significant Other	Unobservable
	Total Fair	Identical Assets		Observable	Inputs
March 31, 2014	Value	(Level 1)		Inputs (Level 2)	(Level 3)

Recurring
Securities Available for Sale
U.S. Government Agencies
Mortgage-Backed	$275,123	$	---	$275,123	$ ---
State, County and Municipal	3,834		---	2,889	945
	$278,957	$	---	$278,012	$945

Nonrecurring
Impaired Loans	$10,337	$	---	$ ---	$10,337

Other Real Estate	$6,727	$	---	$ ---	$6,727

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in			Significant
		Active Markets for		Significant Other	Unobservable
	Total Fair	Identical Assets		Observable	Inputs
December 31, 2013	Value	(Level 1)		Inputs (Level 2)	(Level 3)

Recurring
Securities Available for Sale
U.S. Government Agencies
Mortgage-Backed	$259,348	$	---	$259,348	$ ---
State, County and Municipal	3,910		---	2,969	941
	$263,258	$	---	$262,317	$941

Nonrecurring
Impaired Loans	$11,676	$	---	$ ---	$11,676

Other Real Estate	$7,020	$	---	$ ---	$7,020

Liabilities

The Company did not identify any liabilities that are required to be presented at fair value.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

The following table presents quantitative information about the significant unobservable inputs used in the fair value measurements for assets in level 3 of the fair value hierarchy measured on a nonrecurring basis at March 31, 2014 and 2013.  This table is comprised primarily of collateral dependent impaired loans and other real estate owned:

Part I (Continued)
Item 1 (Continued)

(11)	Fair Value of Financial Instruments and Fair Value Measurements (Continued)

		Valuation	Unobservable	Range
	March 31, 2014	Techniques	Inputs	Weighted Avg
Impaired Loans
Commercial	$957	Sales Comparison	Adjustment for Differences	0.00% - 15.00%
			Between the Comparable Sales	7.50%

			Management Adjustments for	10.00% - 50.00%
			Age of Appraisals and/or Current	30.00%
			Market Conditions

Real Estate
Commercial Construction	1,922	Sales Comparison	Adjustment for Differences	(16.00%) - 28.00%
			Between the Comparable Sales	6.00%

			Management Adjustments for	0.00% - 10.00%
			Age of Appraisals and/or Current	5.00%
			Market Conditions

		Income Approach	Capitalization Rate	8.50%

Residential Real Estate	665	Sales Comparison	Adjustment for Differences	(7.00%) - 46.00%
			Between the Comparable Sales	19.50%

			Management Adjustments for	0.00% - 25.00%
			Age of Appraisals and/or Current	12.50%
			Market Conditions

Commercial Real Estate	5,702	Sales Comparison	Management Adjustments for	0.00% - 10.00%
			Age of Appraisals and/or Current	5.00%
			Market Conditions

		Income Approach	Capitalization Rate	11.00%

Farmland	1,091	Sales Comparison	Adjustment for Differences	(55.00%) - 388.00%
			Between the Comparable Sales	166.50%

			Management Adjustment for	10.00% - 35.00%
			Age of Appraisals and/or Current	22.50%
			Market Conditions

Other Real Estate Owned	6,727	Sales Comparison	Adjustment for Differences	(45.00%) - 955.90%
			Between the Comparable Sales	455.45%

			Management Adjustment for	3.23% - 77.34%
			Age of Appraisals and/or Current	36.52%
			Market Conditions

		Income Approach	Discount Rate	3.00%

			Capitalization Rate	10.50%

Part I (Continued)
Item 1 (Continued)

(11)	Fair Value of Financial Instruments and Fair Value Measurements (Continued)

		Valuation	Unobservable	Range
	December 31, 2013	Techniques	Inputs	Weighted Avg
Impaired Loans
Commercial	$1,019	Sales Comparison	Adjustment for Differences	0.00% - 15.00%
			Between the Comparable Sales	7.50%

			Management Adjustments for	10.00% - 50.00%
			Age of Appraisals and/or Current	30.00%
			Market Conditions

Real Estate
Commercial Construction	2,641	Sales Comparison	Adjustment for Differences	(16.00%) - 28.00%
			Between the Comparable Sales	6.00%

			Management Adjustments for	0.00% - 10.00%
			Age of Appraisals and/or Current	5.00%
			Market Conditions

		Income Approach	Capitalization Rate	8.50%

Residential Real Estate	1,323	Sales Comparison	Adjustment for Differences	0.00% - 46.00%
			Between the Comparable Sales	23.00%

			Management Adjustments for	0.00% - 25.00%
			Age of Appraisals and/or Current	12.50%
			Market Conditions

Commercial Real Estate	5,451	Sales Comparison	Adjustment for differences	(27.20%) - 216.80%
			Between the comparable Sales	94.80%

			Management Adjustments for	25.00% - 90.00%
			Age of Appraisals and/or Current	57.50%
			Market Conditions

		Income Approach	Capitalization Rate	11.00%

Farmland	1,242	Sales Comparison	Adjustment for Differences	(55.00%) - 388.00%
			Between the Comparable Sales	166.50

			Management Adjustments for	10.00% - 35.00%
			Age of Appraisals and/or Current	22.50%
			Market Conditions

Other Real Estate Owned	7,020	Sales Comparison	Adjustment for Differences	(10.00%) - 319.10%
			Between the Comparable Sales	154.55%

			Management Adjustment for	0.36% - 87.81%
			Age of Appraisals and/or Current	29.99%
			Market Conditions

		Income Approach	Discount Rate	10.00%

Part I (Continued)
Item 1 (Continued)

(11)	Fair Value of Financial Instruments and Fair Value Measurements (Continued)

The table below presents a reconciliation and statement of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the three months ended March 31, 2014 and the twelve months ended December 31, 2013.

	Available for Sale Securities
	March 31, 2014	December 31, 2013

Balance, Beginning	$941	$1,138
Transfers into Level 3	--	--
Transfers out of Level 3	--	(42)
Securities Purchased During the Year	--	--
Securities Called During the Year	--	--
Loss on OTTI Impairment Included in Noninterest Income	--	(367)
Unrealized Gains included in Other Comprehensive Income (Loss)	4	212

Balance, Ending	$945	$941

The Company’s policy is to recognize transfers in and transfers out of levels 1, 2 and 3 as of the end of a reporting period.  As of December 31, 2013, the Company transferred certain state, county and municipal securities out of level 3 and into level 2.  The transfers out of level 3 were the result of increased market activity for these types of securities, as well as more current credit ratings on these securities.  There were no transfers of securities between levels for the three months ended March 31, 2014.

The following table presents quantitative information about recurring level 3 fair value measurements as of March 31, 2014.

		Valuation	Unobservable	Range
	Fair Value	Techniques	Inputs	Weighted Avg

State, County and Municipal	$945	Discounted Cash Flow	Discount Rate	N/A	*

* The Company relies on a third-party pricing service to value its municipal securities.  The details of the unobservable inputs and other adjustments used by the third-party pricing service were not readily available to the Company.

(12)	Regulatory Capital Matters

The amount of dividends payable to the parent company from the subsidiary bank is limited by various banking regulatory agencies.  Upon approval by regulatory authorities, the Bank may pay cash dividends to the parent company in excess of regulatory limitations.  Additionally, in the third quarter of 2009, the Company suspended the payment of dividends to common shareholders.  At March 31, 2014, the Company is subject to certain regulatory restrictions that preclude the declaration of or payment of any dividends to its common stockholders, without prior approval from the Federal Reserve Bank.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  The amounts and ratios as defined in regulations are presented hereafter.  Management believes, as of March 31, 2014, the Company meets all capital adequacy requirements to which it is subject under the regulatory framework for prompt corrective action.  In the opinion of management, there are no conditions or events since prior notification of capital adequacy from the regulators that have changed the institution’s category.

The following table summarizes regulatory capital information as of March 31, 2014 and December 31, 2013 on a consolidated basis and for each significant subsidiary, as defined.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2014

Total Capital to Risk-Weighted Assets
Consolidated	$130,292	17.34%	$60,112	8.00%	NA	NA
Colony Bank	132,571	17.68	59,992	8.00	$74,990	10.00%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	120,871	16.09	30,056	4.00	NA	NA
Colony Bank	123,168	16.42	29,996	4.00	44,994	6.00

Tier 1 Capital to Average Assets
Consolidated	120,871	10.62	45,546	4.00	NA	NA
Colony Bank	123,168	10.84	45,460	4.00	56,825	5.00

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013

Total Capital to Risk-Weighted Assets
Consolidated	$129,569	17.06%	$60,791	8.00%	NA	NA
Colony Bank	131,024	17.29	60,638	8.00	$75,797	10.00%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	120,048	15.81	30,396	4.00	NA	NA
Colony Bank	121,521	16.03	30,319	4.00	45,478	6.00

Tier 1 Capital to Average Assets
Consolidated	120,048	10.57	45,419	4.00	NA	NA
Colony Bank	121,521	10.72	45,333	4.00	56,666	5.00

Part I (Continued)
Item 1 (Continued)

(12)	Regulatory Capital Matters (Continued)

At March 31, 2014, the Bank continued to be subject to a board resolution (BR) which requires, among other things, that the Bank maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as follows:  Tier 1 capital to total average assets of 8% and total risk-based capital to total risk-weighted assets of 10% during the life of the BR.  The BR also requires that, prior to declaring or paying any cash dividend to the Company, the Bank must obtain written consent of its regulators.

Basel III Capital Rules

In July 2013, the Federal Reserve Board released its final rules which will implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act.  These rules become effective January 1, 2015 for community banks and will increase both the quality and quantity of capital held by banks.  The final rule implements strict eligibility criteria for regulatory capital instruments and improves the methodology for calculating risk-weighted assets to enhance risk sensitivity.  Consistent with the international Basel framework, the final rule includes a new minimum ratio of common equity Tier I capital to risk-weighted assets of 4.5 percent and a common equity Tier I capital conservation buffer of 2.5 percent of risk-weighted assets.  The conservation buffer will be phased in from 2016 through 2019.  In addition, the final rule raises the minimum ratio of Tier I capital to risk-weighted assets from 4 percent to 6 percent and includes a minimum leverage ratio of 4 percent for all banking organizations.

(13)	Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period.  Diluted earnings per share reflects the potential dilution of restricted stock and common stock warrants.  Net income available to common stockholders represents net income after preferred stock dividends.  The following table presents earnings per share for the three month period ended March 31, 2014 and 2013:

	Three Months Ended
	March 31
	2014	2013

Numerator
Net Income Available to Common Stockholders	$814	$567

Denominator
Weighted Average Number of Common Shares
Outstanding for Basic Earnings Per Common Share	8,439	8,439

Dilutive Effect of Potential Common Stock
Restricted Stock	--	--
Stock Warrants	--	--
Weighted-Average Number of Shares Outstanding for
Diluted Earnings Per Common Share	8,439	8,439

Earnings Per Share - Basic	$0.10	$0.07

Earnings Per Share - Diluted	$0.10	$0.07

For the three months ended March 31, 2014 and 2013, respectively, the Company has excluded 500 shares of common stock equivalents because the strike price of the common stock equivalents would cause them to have an anti-dilutive effect.

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

The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of March 31, 2014, and the consolidated results of operations for the three months ended March 31, 2014.  This discussion should be read in conjunction with the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2014. Readers should also carefully review all other disclosures we file from time to time with the SEC.

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

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of March 31, 2014 and 2013, and results of operations for each of the three months in the periods ended March 31, 2014 and 2013.  This

Part I (Continued)
Item 2 (Continued)

discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 34 percent federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.

Dollar amounts in tables are stated in thousands, except for per share amounts.

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense.  Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities.  Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets.  Net income available to shareholders totaled $814 thousand, or $0.10 diluted per common share, in three months ended March 31, 2014 compared to net income available to shareholders of $567 thousand, or $0.07 diluted per common share, in three months ended March 31, 2013.

Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

	Three Months Ended
	March 31		$ Variance	% Variance
	2014	2013

Taxable-equivalent net interest income	$9,224	$9,085	$139	1.53%
Taxable-equivalent adjustment	30	39	(9)	(23.08)

Net interest income	9,194	9,046	148	1.64
Provision for loan losses	327	1,500	(1,173)	(78.20)
Noninterest income	2,062	2,218	(156)	(7.03)
Noninterest expense	8,866	8,400	466	5.55

Income before income taxes	$2,063	$1,364	$699	51.25
Income Taxes	606	427	179	41.92

Net income	$1,457	$937	$520	55.50

Preferred stock dividends	643	370	273	73.78

Net income available to common shareholders	$814	$567	$247	43.56%

Net income available to common shareholders:
Basic	$0.10	$0.07	$0.03	42.86%
Diluted	$0.10	$0.07	$0.03	42.86%
Return on average assets	0.29%	0.20%	0.09%	45.00%
Return on average common equity	3.55%	2.37%	1.18%	49.79%

Net income from operations for three months ended March 31, 2014 increased $520 thousand, or 55.50 percent, compared to the same period in 2013.  The increase was primarily the result of an increase of $148 thousand in net interest income and a decrease of $1.17 million in provision for loan losses.  This was offset by a decrease of $156 thousand in noninterest income, an increase of $466 thousand in noninterest expense and an increase of $273 thousand in income taxes.

Part I (Continued)
Item 2 (Continued)

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 81.68 percent of total revenue for three months ended March 31, 2014 and 80.31 percent for the same period a year ago.

Net interest margin is the taxable-equivalent net interest income as a percentage of average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Company’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit is currently 3.25 percent and has been for the past three years.  The federal funds rate moved similar to prime rate with interest rates currently at 0.25 percent and has been for the past three years.  We anticipate the Federal Reserve maintaining its current interest rate policy in 2014, which should benefit Colony’s net interest margin.

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

Part I (Continued)
Item 2 (Continued)

Rate/Volume Analysis

The rate/volume analysis presented hereafter illustrates the change from March 31, 2013 to March 31, 2014 for each component of the taxable equivalent net interest income separated into the amount generated through volume changes and the amount generated by changes in the yields/rates.

	Changes from March 31, 2013 to March 31, 2014
($ in thousands)	Volume	Rate	Total

Interest Income
Loans, Net-taxable	$223	$(905)	$(682)

Investment Securities
Taxable	86	366	452
Tax-exempt	16	(14)	2
Total Investment Securities	102	352	454

Interest-Bearing Deposits in other Banks	15	(13)	2

Federal Funds Sold	(18)	13	(5)

Other Interest - Earning Assets	(5)	16	11
Total Interest Income	317	(537)	(220)

Interest Expense
Interest-Bearing Demand and
Savings Deposits	86	(64)	22
Time Deposits	(259)	(128)	(387)
Subordinated Debentures	---	(1)	(1)
Other Borrowed Money	149	(142)	7

Total Interest Expense	(24)	(335)	(359)
Net Interest Income	$341	$(202)	$139

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

The Company maintains about 15 percent of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years.  The liabilities to fund assets are primarily in short term certificate of deposits that mature within one year.  The net interest margin increased to 3.47 percent for three months ended March 31, 2014 compared to 3.45 percent for the same period a year ago.  We anticipate continued improvement in the net interest margin in 2014 as a result of our loan and deposit pricing guidance and balance sheet restructuring.

Taxable-equivalent net interest income for three months ended March 31, 2014 increased $139 thousand, or 1.53 percent compared to the same period a year ago. The average volume of earning assets during three months ended March 31, 2014 increased $10.18 million compared to the same period a year ago while over the same period the net interest margin increased by 2 basis points from 3.45 percent to 3.47 percent.  Growth in average earning assets during 2014 was primarily in interest bearing deposits, investments and loans.  The increase in the net interest margin in 2014 is primarily the result of reducing and repricing higher cost time deposits and borrowed money.

The average volume of loans increased $3.95 million in three months ended March 31, 2014 compared to the same period a year ago.  The average yield on loans decreased 40 basis points in three months ended March 31, 2014 compared to the same period a year ago. The average volume of investment securities increased $8.23 million in three months ended March 31, 2014 compared to the same year ago period, while the average yield on investment securities increased 61 basis points for the same period comparison.  The average volume of deposits increased $4.63 million in three months ended March 31, 2014 compared to the same period a year ago, with interest-bearing deposits increasing $863 thousand in three months ended March 31, 2014.  Accordingly, the ratio of average interest-bearing deposits to total average deposits was 87.78 percent in three months ended March 31, 2014 compared to 88.11 percent in the same period a year ago.  This deposit mix, combined with a general decrease in market rates, had the effect of (i) decreasing the average cost of total deposits by 15 basis points in three months ended March 31, 2014 compared to the same period a year ago and, (ii) mitigating a portion of the impact of decreasing yields on earning assets.

The Company’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.36 percent in three months ended March 31, 2014 compared to 3.33 percent in the same period a year ago. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $327 thousand in three months ended March 31, 2014 compared to $1.50 million in the same period a year ago.   See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Part I (Continued)
Item 2 (Continued)

Noninterest Income

The components of noninterest income were as follows:

	Three Months Ended
	March 31		$ Variance	% Variance
	2014	2013

Service Charges on Deposit Accounts	$1,067	$1,101	$(34)	(3.09)%
Other Charges, Commissions and Fees	581	404	177	43.81
Other	347	594	(247)	(41.58)
Mortgage Fee Income	67	119	(52)	(43.70)

Total	$2,062	$2,218	$(156)	(7.03)%

Changes in these items and the other components of noninterest income are discussed in more detail below.

Mortgage Fee Income.  The volume of mortgage loans has been sluggish in 2014 compared to the same period in 2013.

All Other Noninterest Income.  Significant amounts impacting the comparable periods was primarily attributed to premiums on sale of guaranteed loans which decreased to $0 in 2014 compared to $352 thousand in 2013.  ATM and debit card interchange fees increased $154 thousand in 2014 compared to 2013.

Noninterest Expense

The components of noninterest expense were as follows:

	Three Months Ended
	March 31		$ Variance	% Variance
	2014	2013

Salaries and Employee Benefits	$4,412	$4,169	$243	5.83%
Occupancy and Equipment	1,020	933	87	9.32
Securities Losses	--	8	(8)	(100.00)
Other	3,434	3,290	144	4.38

Total	$8,866	$8,400	$466	5.55%

These items and the changes in the various components of noninterest expense are discussed in more detail below.

Salaries and Employee Benefits.  The increase is primarily attributable to merit pay increases.

Part I (Continued)
Item 2 (Continued)

Loans

The following table presents the composition of the Company’s loan portfolio as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013	$ Variance	% Variance

Commercial and Agricultural
Commercial	$43,979	$48,107	$(4,128)	(8.58)%
Agricultural	12,654	10,666	1,988	18.64
Real Estate
Commercial Construction	54,608	52,739	1,869	3.54
Residential Construction	9,779	6,549	3,230	49.32
Commercial	337,835	341,783	(3,948)	(1.16)
Residential	202,159	206,258	(4,099)	(1.99)
Farmland	47,886	47,035	851	1.81
Consumer and Other
Consumer	23,693	25,676	(1,983)	(7.72)
Other	5,601	12,405	(6,804)	(54.85)
Gross Loans	738,194	751,218	(13,024)	(1.73)
Unearned Interest and Fees	(359)	(360)	1	0.28
Allowance for Loan Losses	(11,710)	(11,806)	(96)	(0.81)
Net Loans	$726,125	$739,052	$(12,927)	(1.75)%

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

The Company’s commercial and agricultural loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may

Part I (Continued)
Item 2 (Continued)

be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Company’s loan policy guidelines.

Collateral Concentrations.  Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions.  The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk, particularly with the current economic downturn in the real estate market.  At March 31, 2014, approximately 88 percent of the Company’s loan portfolio was concentrated in loans secured by real estate.  A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector.  In addition, a large portion of the Company’s foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions.  Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.

Nonperforming Assets and Potential Problem Loans

Nonperforming assets and accruing past due loans as of March 31, 2014, December 31, 2013 and March 31, 2013 were as follows:

	March 31, 2014	December 31, 2013	March 31, 2013

Loans Accounted for on Nonaccrual	$24,920	$24,114	$20,439
Loans Accruing Past Due 90 Days or More	15	4	--
Other Real Estate Foreclosed	14,227	15,502	18,771
Securities Accounted for on Nonaccrual	--	--	367
Total Nonperforming Assets	$39,162	$39,620	$39,577

Nonperforming Assets by Segment
Construction and Land Development	16,416	17,323	22,822
1-4 Family Residential	4,994	5,926	5,991
Multifamily Residential	200	335	547
Nonfarm Residential	13,383	12,441	7,012
Farmland	1,672	1,629	2,548
Commercial and Consumer	2,497	1,966	657
Total Nonperforming Assets	$39,162	$39,620	$39,577

Nonperforming Assets as a Percentage of:
Total Loans and Foreclosed Assets	5.21%	5.17%	5.24%
Total Assets	3.43%	3.45%	3.54%
Nonperforming Loans as a Percentage of:
Total Loans	3.38%	3.21%	2.77%

Supplemental Data:
Trouble Debt Restructured Loans
In Compliance with Modified Terms	19,838	20,715	26,998
Trouble Debt Restructured Loans
Past Due 30-89 Days	790	435	152
Accruing Past Due Loans:
30-89 Days Past Due	$10,779	$9,366	$11,331
90 or More Days Past Due	15	4	--
Total Accruing Past Due Loans	$10,794	$9,370	$11,331

Allowance for Loan Losses	$11,710	$11,806	$12,930
ALLL as a Percentage of:
Total Loans	1.59%	1.57%	1.76%
Nonperforming Loans	46.96%	48.95%	63.26%

Nonperforming assets include nonaccrual loans, loans past due 90 days or more, foreclosed real estate and nonaccrual securities.   Nonperforming assets at March 31, 2014 decreased 1.16 percent from December 31, 2013.

Part I (Continued)
Item 2 (Continued)

Generally, loans are placed on non-accrual status if principal or interest payments become 90 days past due and/or management deems the collectability of the principal and/or interest to be in question, as well as when required by regulatory requirements. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days or more past due. For consumer loans, collectability and loss are generally determined before the loan reaches 90 days past due. Accordingly, losses on consumer loans are recorded at the time they are determined. Consumer loans that are 90 days or more past due are generally either in liquidation/payment status or bankruptcy awaiting confirmation of a plan. Once interest accruals are discontinued, accrued but uncollected interest is charged to current year operations. Subsequent receipts on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Classification of a loan as non-accrual does not preclude the ultimate collection of loan principal or interest.

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

Part I (Continued)
Item 2 (Continued)

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

The allowance for loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The provision for loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for loan losses decreased $1.17 million from $1.50 million in three months ended March 31, 2013 to $327 thousand in three months ended March 31, 2014.  The provision for loan losses charged to earnings was based upon management’s judgment of the amount necessary to maintain the allowance at an adequate level to absorb losses inherent in the loan portfolio at quarter-end.  The amount each period is dependent upon many factors, including changes in the risk ratings of the loan portfolio, net charge-offs, past due ratios, the value of collateral, and other environmental factors that include portfolio loan quality indicators; portfolio growth and composition of commercial real estate and concentrations; portfolio policies, procedures, underwriting standards, loss recognition, collection and recovery practices; local economic business conditions; and the experience, ability, and depth of lending management and staff.  Of significance to changes in the allowance during the first quarter 2014 was the provision of $327 thousand and net charge-offs of $423 thousand.  Net charge-offs for first quarter 2013 totaled $1.31 million.  The Company believes that collection efforts have reduced impaired loans and the reduction in net charge-offs runs parallel with the improvement in the substandard assets.  As we begin to see stabilization in the economy and the housing and real estate market, we expect continued improvement in our substandard assets, including net charge-offs.

While the allowance for loan losses decreased from $11.81 million at December 31, 2013 to $11.71 million at March 31, 2014, the allowance percentage of total loans increased from 1.57 percent at December 31, 2013 to 1.59 percent of total loans at March 31, 2014.  The allowance for loan losses is inherently judgmental, nevertheless the Company’s methodology is consistently applied based on standards for current accounting by creditors for impairment of a loan and allowance allocations determined in accordance with accounting for contingencies.  Loans individually selected for impairment review consist of all loans classified substandard that are $250 thousand and over.  The remaining portfolio is analyzed based on historical loss data.  Loans selected for individual review where no individual impairment amount is identified do not receive any contribution to the allowance for loan losses based on historical data.  Historical loss rates are updated quarterly to provide the annual loss rate which is applied to the appropriate portfolio grades.  In addition, environmental factors as discussed earlier are evaluated for any adjustments needed to the allowance for loan losses determination produced by individual loan impairment analysis and remaining portfolio segmentation analysis.  The allowance for loan losses determination is based on reviews throughout the year and an environmental analysis at quarter end.

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

The allowance for loan losses is $96 thousand less than the prior quarter end, after factoring in net charge-offs, additional provisions, and the normal determination for an adequate funding level, management believes the level of the allowance for loan losses was adequate as of March 31, 2014.  Should any of the factors considered by management in evaluating the adequacy of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

Part I (Continued)
Item 2 (Continued)

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the three month periods ended March 31, 2014 and March 31, 2013.

	March 31, 2014		March 31, 2013
	Average	Average	Average	Average
($ in thousands)	Amount	Rate (1)	Amount	Rate (1)

Noninterest-Bearing Demand Deposits	$118,477		$114,708
Interest-Bearing Demand and Savings Deposits	392,855	0.36%	369,059	0.36%
Time Deposits	458,107	0.85%	481,040	1.13%

Total Deposits	$969,439	0.55%	$964,807	0.70%

(1) Average rate is an annualized rate.

Average deposits increased $4.63 million to $969.44 million at March 31, 2014 from $964.81 million at March 31, 2013.  The change included a decrease of $22.93 million, or 4.77 percent, related to time deposits.  Accordingly the ratio of average noninterest-bearing deposits to total average deposits was 12.22 percent for three months ended March 31, 2014 compared to 11.89 percent for three months ended March 31, 2013.  The general decrease in market rates, had the effect of (i) decreasing the average cost of total deposits by 15 basis points in three months ended March 31, 2014 compared to the same period a year ago; and (ii) mitigating a portion of the impact of decreasing yields on earning assets.

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

Loan Commitments. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for possible loan losses. Loan commitments outstanding at March 31, 2014 are included in the table in Footnote 10.

Capital and Liquidity

At March 31, 2014, stockholders’ equity totaled $92.3 million compared to $90.0 million at December 31, 2013. In addition to net income of $1.46 million, other significant changes in stockholders’ equity during three months ended March 31, 2014 included $643 thousand of preferred stock dividends declared.  The accumulated other comprehensive income (loss) component of stockholders’ equity totaled $(7.50) million at March 31, 2014 compared to $(9.08) million at December 31, 2013. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale. Under regulatory requirements the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios.  Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. Tier 1 capital consists of common stock and qualifying preferred stockholders’ equity and trust preferred securities less goodwill.  Tier 2 capital consists of certain convertible, subordinated and other qualifying debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets.  The Company has no Tier 2 capital other than the allowance for loan losses.

Part I (Continued)
Item 2 (Continued)

Using the capital requirements presently in effect, the Tier 1 ratio as of March 31, 2014 was 16.09 percent and total Tier 1 and 2 risk-based capital was 17.34 percent.  Both of these measures compare favorably with the regulatory minimum to be adequately capitalized of 4 percent for Tier 1 and 8 percent for total risk-based capital.  The Company’s Tier 1 leverage ratio as of March 31, 2014 was 10.62 percent, which exceeds the required ratio standard of 4 percent.

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

The investment portfolio provides a ready means to raise cash if liquidity needs arise.  As of March 31, 2014, the Company held $279.0 million in bonds (excluding FHLB stock), at current market value in the available for sale portfolio.  At December 31, 2013, the available for sale bond portfolio totaled $263.3 million.  Only marketable investment grade bonds are purchased.  Although most of the banks’ bond portfolios are encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for a sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it primarily determines the Company’s liquidity posture.  Colony had ratios of loans to deposits of 75.6 percent as of March 31, 2014 and 76.1 percent at December 31, 2013.  Management employs alternative funding sources when deposit balances will not meet loan demands.  The ratios of loans to all funding sources (excluding Subordinated Debentures) at March 31, 2014 and December 31, 2013 were 72.6 percent and 73.1 percent, respectively.  Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources.  The stability of the banks’ core deposit base is an important factor in Colony’s liquidity position.  A heavy percentage of the deposit base is comprised of accounts of individuals and small business with comprehensive banking relationships and limited volatility.  At March 31, 2014 and December 31, 2013, Colony had $220.7 million and $220.7 million in certificates of deposit of $100,000 or more.  These larger deposits represented 22.6 percent and 22.3 percent of respective total deposits.  Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed.  Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

As of March 31, 2014, the Company had $28.0 million, or 2.87 percent of total deposits, in brokered certificates of deposit attracted by external third parties.  Additionally, Colony uses external wholesale or Internet services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed.  As of March 31, 2014, the Company had $22.11 million, or 2.26 percent of total deposits in internet deposits.

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

The Bank operated under a Memorandum of Understanding (MOU) beginning November 23, 2010 until October 4, 2013, when it was released.  As of March 31, 2014 the Bank continues to be subject to an informal Board Resolution (BR) which requires the Bank to obtain written consent of its regulators to declare or pay any cash dividends.

The Bank has also agreed to have and maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as follows:  Tier 1 capital to total average assets of 8% and total risk-based capital to total risk-weighted assets of 10%.  At March 31, 2014, the Bank’s capital ratios were 10.84% and 17.68%, respectively.

Return on Assets and Stockholders’ Equity

The following table presents selected financial ratios for each of the periods indicated.

	Three Months Ended
	March 31
	2014	2013

Return on Average Assets (1)	0.29%	0.20%

Return on Average Total Equity (1)	3.55%	2.37%

Average Total Equity to Average Assets	8.09%	8.50%

(1) Computed using annualized net income available to common shareholders.

Part I (Continued)
Item 3

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

AVERAGE BALANCE SHEETS	Three Months Ended			Three Months Ended
	March 31, 2014			March 31, 2013
	Average	Income/	Yields/	Average	Income/	Yields/
($ in thousands)	Balances	Expense	Rates	Balances	Expense	Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Interest and fees
Taxable (1)	$740,843	$9,707	5.24%	$736,897	$10,389	5.64%
Investment Securities
Taxable	279,555	1,189	1.70%	271,648	737	1.09%
Tax-Exempt (2)	2,937	35	4.77%	2,619	33	5.04%
Total Investment Securities	282,492	1,224	1.73%	274,267	770	1.12%
Interest-Bearing Deposits	21,299	13	0.24%	15,984	11	0.28%
Federal Funds Sold	15,039	9	0.24%	22,131	14	0.25%
Interest-Bearing Other Assets	3,134	30	3.83%	3,345	19	2.27%
Total Interest-Earning Assets	1,062,807	$10,983	4.13%	1,052,624	$11,203	4.26%
Non-interest-Earning Assets
Cash and Cash Equivalents	20,160			21,267
Allowance for Loan Losses	(12,203)			(13,292)
Other Assets	62,765			63,807
Total Noninterest-Earning Assets	70,722			71,782
Total Assets	$1,133,529			$1,124,406
Liabilities and Stockholders' Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$392,855	$353	0.36%	$369,059	$331	0.36%
Other Time	458,107	968	0.85%	481,040	1,355	1.13%
Total Interest-Bearing Deposits	850,962	1,321	0.62%	850,099	1,686	0.79%
Other Interest-Bearing Liabilities
Other Borrowed Money	40,000	310	3.10%	35,611	303	3.40%
Subordinated Debentures	24,229	128	2.11%	24,229	129	2.13%
Federal Funds Purchased and Repurchase Agreements	--	--	--	--	--	--
Total Other Interest-Bearing Liabilities	64,229	438	2.73%	59,840	432	2.89%
Total Interest-Bearing Liabilities	915,191	$1,759	0.77%	909,939	$2,118	0.93%
Noninterest-Bearing Liabilities and Stockholders' Equity
Demand Deposits	118,477			114,708
Other Liabilities	8,200			4,179
Stockholders' Equity	91,661			95,580
Total Noninterest-Bearing Liabilities and Stockholders' Equity	218,338			214,467
Total Liabilities and Stockholders' Equity	$1,133,529			$1,124,406

Interest Rate Spread			3.36%			3.33%
Net Interest Income		$9,224			$9,085
Net Interest Margin			3.47%			3.45%

(1)	The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable equivalent adjustments totaling $18 and $28 for three month periods ended March 31, 2014 and 2013, respectively, are included in tax-exempt interest on loans.

(2)	Taxable-equivalent adjustments totaling $12 and $11 for three month periods ended March 31, 2014 and 2013, respectively, are included in tax-exempt interest on investment securities. The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

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

During the quarter ended March 31, 2014, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Colony Bankcorp, Inc.

/s/ Edward P. Loomis, Jr.
Date: May 5, 2014	Edward P. Loomis, Jr.,
President and Chief Executive Officer

/s/ Terry L. Hester
Date: May 5, 2014	Terry L. Hester,
Executive Vice President and Chief Financial Officer