Form 10-Q
period 2014-06-30
COLONY BANKCORP INC
filed 2014-08-04
CIK 711669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 30, 2014	COMMISSION FILE NUMBER 0-12436

COLONY BANKCORP, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

GEORGIA	58-1492391
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).

YES ☐                              NO    ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS	OUTSTANDING AT AUGUST 4, 2014
COMMON STOCK, $1 PAR VALUE	8,439,258

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

PART 1.   FINANCIAL INFORMATION
ITEM 1

FINANCIAL STATEMENTS

THE FOLLOWING FINANCIAL STATEMENTS ARE PROVIDED FOR COLONY BANKCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY BANK, COLONY BANK

A.	CONSOLIDATED BALANCE SHEETS – JUNE 30, 2014 (UNAUDITED) AND DECEMBER 31, 2013 (AUDITED).

B.	CONSOLIDATED STATEMENTS OF INCOME – FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013 AND FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED).

C.	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013 AND FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED).

D.	CONSOLIDATED STATEMENTS OF CASH FLOWS – FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED).

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING SOLELY OF NORMAL RECURRING ADJUSTMENTS) NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2014 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

Part I (Continued)
Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2014 AND DECEMBER 31, 2013
(DOLLARS IN THOUSANDS)

	June 30, 2014	December 31, 2013
ASSETS	(Unaudited)	(Audited)

Cash and Cash Equivalents
Cash and Due from Banks	$21,867	$25,692
Federal Funds Sold	11,081	20,495
	32,948	46,187
Interest-Bearing Deposits	11,372	21,960
Investment Securities
Available for Sale, at Fair Value	276,062	263,258
Held to Maturity, at Cost (Fair Value of $32 and $37, as of June 30, 2014 and December 31, 2013, Respectively)	32	37
	276,094	263,295

Federal Home Loan Bank Stock, at Cost	2,831	3,164
Loans	735,763	751,218
Allowance for Loan Losses	(10,470)	(11,806)
Unearned Interest and Fees	(354)	(360)
	724,939	739,052
Premises and Equipment	24,951	24,876
Other Real Estate (Net of Allowance of $2,688 and $3,986 as of June 30, 2014 and December 31, 2013, Respectively)	12,208	15,502
Other Intangible Assets	170	188
Other Assets	32,869	34,327
Total Assets	$1,118,382	$1,148,551

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest-Bearing	$114,757	$115,261
Interest-Bearing	833,512	872,269
	948,269	987,530
Borrowed Money
Subordinated Debentures	24,229	24,229
Other Borrowed Money	40,000	40,000
	64,229	64,229

Other Liabilities	10,674	6,838

Stockholders' Equity
Preferred Stock, Stated Value $1,000 a Share; Authorized 10,000,000 Shares, Issued 28,000 Shares	28,000	28,000
Common Stock, Par Value $1 a Share; Authorized 20,000,000 Shares, Issued 8,439,258 Shares as of June 30, 2014 and December 31, 2013	8,439	8,439
Paid-In Capital	29,145	29,145
Retained Earnings	35,594	33,445
Accumulated Other Comprehensive (Loss), Net of Tax Benefits	(5,968)	(9,075)
	95,210	89,954
Total Liabilities and Stockholders' Equity	$1,118,382	$1,148,551

The accompanying notes are an integral part of these statements.

Part I (Continued)
Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 2014 AND 2013
AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Interest Income
Loans, Including Fees	$9,956	$10,359	$19,645	$20,720
Federal Funds Sold	8	6	17	20
Deposits with Other Banks	10	5	23	16
Investment Securities
U.S. Government Agencies	1,225	862	2,409	1,574
State, County and Municipal	23	31	51	64
Corporate Obligations and Asset-Backed Securities	-	14	-	28
Dividends on Other Investments	29	19	59	38
	11,251	11,296	22,204	22,460
Interest Expense
Deposits	1,288	1,405	2,609	3,091
Borrowed Money	435	436	873	868
	1,723	1,841	3,482	3,959

Net Interest Income	9,528	9,455	18,722	18,501
Provision for Loan Losses	481	1,200	808	2,700
Net Interest Income After Provision for Loan Losses	9,047	8,255	17,914	15,801

Noninterest Income
Service Charges on Deposits	1,071	1,147	2,138	2,248
Other Service Charges, Commissions and Fees	639	443	1,220	847
Mortgage Fee Income	114	141	181	260
Securities Gains (Losses)	1	6	1	(2)
Other	421	303	768	897
	2,246	2,040	4,308	4,250
Noninterest Expenses
Salaries and Employee Benefits	4,305	4,149	8,717	8,318
Occupancy and Equipment	1,000	935	2,020	1,868
Other	2,986	3,655	6,420	6,945
	8,291	8,739	17,157	17,131

Income Before Income Taxes	3,002	1,556	5,065	2,920
Income Taxes	986	570	1,592	997
Net Income	2,016	986	3,473	1,923
Preferred Stock Dividends	681	375	1,324	745
Net Income Available to Common Stockholders	$1,335	$611	$2,149	$1,178
Net Income Per Share of Common Stock
Basic	$0.16	$0.07	$0.25	$0.14
Diluted	$0.16	$0.07	$0.25	$0.14
Cash Dividends Declared Per Share of Common Stock	$0.00	$0.00	$0.00	$0.00
Weighted Average Basic Shares Outstanding	8,439,258	8,439,258	8,439,258	8,439,258
Weighted Average Diluted Shares Outstanding	8,439,258	8,439,258	8,439,258	8,439,258

The accompanying notes are an integral part of these statements.

Part I (Continued)
Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2014 AND 2013
AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Net Income	$2,016	$986	$3,473	$1,923

Other Comprehensive Income (Loss), Net of Tax
Gains (Losses) on Securities Arising During the Year, Net of Tax Effect of $787, ($2,217), $1,601 and ($2,678), Respectively	1,527	(4,303)	3,107	(5,197)

Realized Gains on Sale of AFS Securities, Net of Tax Effect of $0, ($2), $0 and $1, Respectively	-	(4)	-	1

Change in Net Unrealized Gains (Losses) on Securities Available for Sale, Net of Reclassification Adjustment and Tax Effect	1,527	(4,307)	3,107	(5,196)
Comprehensive Income (Loss)	$3,543	$(3,321)	$6,580	$(3,273)

The accompanying notes are an integral part of these statements.

Part I (Continued)
Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Six Months Ended
	June 30, 2014	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,473	$1,923
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	797	777
Provision for Loan Losses	808	2,700
Securities (Gains) Losses	(1)	2
Amortization and Accretion	628	1,673
(Gains) Losses on Sale of Other Real Estate and Repossessions	509	540
Provision for Losses on Other Real Estate	245	892
Increase in Cash Surrender Value of Life Insurance	(325)	(99)
Other Prepaids, Deferrals and Accruals, Net	2,641	2,489
	8,775	10,897
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Investment Securities Available for Sale	(25,034)	(74,139)
Proceeds from Maturities, Calls, and Paydowns of
Investment Securities:
Available for Sale	16,349	29,601
Held for Maturity	8	8
Proceeds from Sale of Investment Securities
Available for Sale	-	36,217
Interest-Bearing Deposits in Other Banks	10,588	8,387
Net Loans to Customers	10,863	(6,107)
Purchase of Premises and Equipment	(871)	(896)
Proceeds from Sale of Other Real Estate and Repossessions	5,008	4,902
Proceeds from Sale of Federal Home Loan Bank Stock	333	200
Proceeds from Sale of Fixed Assets	3	-
	17,247	(1,827)
CASH FLOWS FROM FINANCING ACTIVITIES
Noninterest-Bearing Customer Deposits	(504)	(12,488)
Interest-Bearing Customer Deposits	(38,757)	(23,859)
Proceeds from Other Borrowed Money	-	15,500
Principal Payments on Other Borrowed Money	-	(10,500)
	(39,261)	(31,347)

Net Decrease in Cash and Cash Equivalents	(13,239)	(22,277)
Cash and Cash Equivalents at Beginning of Period	46,187	49,246
Cash and Cash Equivalents at End of Period	$32,948	$26,969

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

The consolidated financial statements in this report are unaudited, except for the December 31, 2013 consolidated balance sheet.  All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company.  The results of operations for the six months ended June 30, 2014, are not necessarily indicative of the results which may be expected for the entire year.

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

Concentrations of Credit Risk

Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions.  The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk, particularly with the current economic downturn in the real estate market.  At June 30, 2014, approximately 88 percent of the Company’s loan portfolio was concentrated in loans secured by real estate.  A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector.  Declining collateral real estate values that secure land development, construction and speculative real estate loans in the Company’s larger MSA markets have resulted in high loan loss provisions in recent years.  In addition, a large portion of the Company’s foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions.  Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.

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

At times, the Company may have cash and cash equivalents at financial institutions in excess of federal deposit insurance limits.  The Company places its cash and cash equivalents with high credit quality financial institutions whose credit ratings are monitored by management to minimize credit risk.

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

Bank-Owned Life Insurance

The Company has purchased life insurance on the lives of certain key members of management and directors.  The life insurance policies are recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or amounts due that are probable at settlement, if applicable.  Increases in the cash surrender value are recorded as other income in the consolidated statements of income.  The cash surrender value of the insurance contracts is recorded in other assets on the consolidated balance sheets in the amount of $14,265 and $13,940 as of June 30, 2014 and December 31, 2013, respectively.

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

(2)  Investment Securities

Investment securities as of June 30, 2014 and December 31, 2013 are summarized as follows:

June 30, 2014		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale:
U.S. Government Agencies
Mortgage-Backed	$281,758	$250	$(9,286)	$272,722
State, County & Municipal	3,346	20	(26)	3,340
	$285,104	$270	$(9,312)	$276,062
Securities Held to Maturity:
State, County and Municipal	$32	$--	$--	$32

December 31, 2013		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale:
U.S. Government Agencies
Mortgage-Backed	$273,029	$119	$(13,800)	$259,348
State, County & Municipal	3,979	15	(84)	3,910
	$277,008	$134	$(13,884)	$263,258
Securities Held to Maturity:
State, County and Municipal	$37	$--	$--	$37

Part I (Continued)
Item 1 (Continued)

(2)  Investment Securities (Continued)

The amortized cost and fair value of investment securities as of June 30, 2014, by contractual maturity, are shown hereafter.  Expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.  This is often the case with mortgage-backed securities, which are disclosed separately in the table below.

	Securities
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due In One Year or Less	$990	$995	$--	$--
Due After One Year Through Five Years	735	744	32	32
Due After Five Years Through Ten Years	969	954	--	--
Due After Ten Years	652	647	--	--
	3,346	3,340	32	32

Mortgage-Backed Securities	281,758	272,722	--	--
	$285,104	$276,062	$32	$32

Proceeds from the sale of investments available for sale during the first six months of 2014 totaled $0 compared to $36,217 for the first six months of 2013.  The sale of investments available for sale during the first six months of 2014 resulted in gross realized gains of $0 and losses of $0.  The gain on securities held for maturity during the first six months of 2014 resulted in gross realized gains of $1.  The sale of investments available for sale during the first six months of 2013 resulted in gross realized gains of $191 and losses of $(193).

Investment securities having a carry value approximating $108,058 and $112,913 as of June 30, 2014 and December 31, 2013, respectively, were pledged to secure public deposits and for other purposes.

Information pertaining to securities with gross unrealized losses at June 30, 2014 and December 31, 2013 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

June 30, 2014
U.S. Government Agencies
Mortgage-Backed	$49,357	$(282)	$185,553	$(9,004)	$234,910	$(9,286)
State, County and Municipal	270	-	1,386	(26)	1,656	(26)
	$49,627	$(282)	$186,939	$(9,030)	$236,566	$(9,312)

December 31, 2013
U.S. Government Agencies
Mortgage-Backed	$190,064	$(9,441)	$63,194	$(4,359)	$253,258	$(13,800)
State, County and Municipal	1,647	(84)	-	-	1,647	(84)
	$191,711	$(9,525)	$63,194	$(4,359)	$254,905	$(13,884)

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

At June 30, 2014, the debt securities with unrealized losses have depreciated 3.79 percent from the Company’s amortized cost basis.  These securities are guaranteed by either the U.S. Government, other governments or U.S. corporations.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary.

(3)  Loans

The following table presents the composition of loans segregated by class of loans, as of June 30, 2014 and December 31, 2013.

	June 30, 2014	December 31, 2013
Commercial and Agricultural
Commercial	$41,840	$48,107
Agricultural	18,568	10,666

Real Estate
Commercial Construction	50,180	52,739
Residential Construction	10,875	6,549
Commercial	332,895	341,783
Residential	201,513	206,258
Farmland	49,175	47,035

Consumer and Other
Consumer	23,548	25,676
Other	7,169	12,405

Total Loans	$735,763	$751,218

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

The following table presents the loan portfolio by credit quality indicator (risk grade) as of June 30, 2014 and December 31, 2013.  Those loans with a risk grade of 1, 2, 3 or 4 have been combined in the pass column for presentation purposes.

June 30, 2014
	Pass	Special Mention	Substandard	Total Loans
Commercial and Agricultural
Commercial	$35,680	$2,966	$3,194	$41,840
Agricultural	18,394	5	169	18,568

Real Estate
Commercial Construction	42,273	1,948	5,959	50,180
Residential Construction	10,774	101	-	10,875
Commercial	299,106	19,154	14,635	332,895
Residential	179,234	13,251	9,028	201,513
Farmland	47,602	426	1,147	49,175

Consumer and Other
Consumer	22,766	225	557	23,548
Other	6,946	-	223	7,169

Total Loans	$662,775	$38,076	$34,912	$735,763

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

Part I (Continued)
Item 1 (Continued)

(3)  Loans (Continued)

The following table represents an age analysis of past due loans and nonaccrual loans, segregated by class of loans, as of June 30, 2014 and December 31, 2013:

June 30, 2014
	Accruing Loans
		90 Days
	30-89 Days	or More	Total Accruing	Nonaccrual
	Past Due	Past Due	Loans Past Due	Loans	Current Loans	Total Loans
Commercial and Agricultural
Commercial	$717	$-	$717	$1,515	$39,608	$41,840
Agricultural	73	-	73	64	18,431	18,568

Real Estate
Commercial Construction	548	-	548	4,955	44,677	50,180
Residential Construction	263	-	263	-	10,612	10,875
Commercial	2,356	-	2,356	8,099	322,440	332,895
Residential	4,106	-	4,106	3,706	193,701	201,513
Farmland	491	-	491	615	48,069	49,175

Consumer and Other
Consumer	411	11	422	222	22,904	23,548
Other	14	-	14	191	6,964	7,169

Total Loans	$8,979	$11	$8,990	$19,367	$707,406	$735,763

December 31, 2013
	Accruing Loans
		90 Days
	30-89 Days	or More	Total Accruing	Nonaccrual
	Past Due	Past Due	Loans Past Due	Loans	Current Loans	Total Loans
Commercial and Agricultural
Commercial	$581	$-	$581	$1,646	$45,880	$48,107
Agricultural	81	-	81	-	10,585	10,666

Real Estate
Commercial Construction	140	-	140	8,222	44,377	52,739
Residential Construction	-	-	-	-	6,549	6,549
Commercial	2,287	-	2,287	7,367	332,129	341,783
Residential	5,274	-	5,274	4,933	196,051	206,258
Farmland	351	-	351	1,630	45,054	47,035

Consumer and Other
Consumer	454	4	458	307	24,911	25,676
Other	198	-	198	9	12,198	12,405

Total Loans	$9,366	$4	$9,370	$24,114	$717,734	$751,218

Part I (Continued)
Item 1 (Continued)

(3) Loans (Continued)

The following table details impaired loan data as of June 30, 2014:

June 30, 2014
	Unpaid
	Contractual			Average	Interest	Interest
	Principal	Impaired	Related	Recorded	Income	Income
	Balance	Balance	Allowance	Investment	Recognized	Collected

With No Related Allowance Recorded
Commercial	$1,728	$1,415	$-	$1,007	$5	$13
Agricultural	70	64	-	57	(7)	3
Commercial Construction	5,894	2,586	-	3,470	2	2
Residential Construction	-	-	-	-	-	-
Commercial Real Estate	21,215	19,831	-	20,258	264	283
Residential Real Estate	7,021	5,568	-	5,605	108	100
Farmland	1,016	1,015	-	681	4	7
Consumer	227	221	-	236	7	10
Other	191	191	-	197	4	5

	37,362	30,891	-	31,511	387	423

With An Allowance Recorded
Commercial	101	102	102	741	-	-
Agricultural	-	-	-	-	-	-
Commercial Construction	4,171	2,369	1,082	2,920	-	-
Residential Construction	-	-	-	-	-	-
Commercial Real Estate	7,485	7,485	772	6,797	138	140
Residential Real Estate	956	948	310	951	23	26
Farmland	-	-	-	662	-	-
Consumer	-	-	-	-	-	-
Other	-	-	-	-	-	-

	12,713	10,904	2,266	12,071	161	166

Total
Commercial	1,829	1,517	102	1,748	5	13
Agricultural	70	64	-	57	(7)	3
Commercial Construction	10,065	4,955	1,082	6,390	2	2
Residential Construction	-	-	-	-	-	-
Commercial Real Estate	28,700	27,316	772	27,055	402	423
Residential Real Estate	7,977	6,516	310	6,556	131	126
Farmland	1,016	1,015	-	1,343	4	7
Consumer	227	221	-	236	7	10
Other	191	191	-	197	4	5

	$50,075	$41,795	$2,266	$43,582	$548	$589

Part I (Continued)
Item 1 (Continued)

(3) Loans (Continued)

The following table details impaired loan data as of December 31, 2013:

December 31, 2013
	Unpaid
	Contractual			Average	Interest	Interest
	Principal	Impaired	Related	Recorded	Income	Income
	Balance	Balance	Allowance	Investment	Recognized	Collected

With No Related Allowance Recorded
Commercial	$305	$305	$-	$216	$24	$25
Agricultural	-	-	-	10	-	-
Commercial Construction	7,856	4,750	-	4,106	35	41
Residential Construction	-	-	-	-	-	-
Commercial Real Estate	20,121	19,253	-	13,199	494	504
Residential Real Estate	7,837	6,362	-	4,564	224	209
Farmland	303	303	-	1,859	1	1
Consumer	313	307	-	253	18	21
Other	9	9	-	2	1	1

	36,744	31,289	-	24,209	797	802

With An Allowance Recorded
Commercial	1,453	1,453	434	1,689	15	21
Agricultural	-	-	-	-	-	-
Commercial Construction	5,923	3,472	830	5,025	-	-
Residential Construction	-	-	-	-	-	-
Commercial Real Estate	5,874	5,874	424	11,072	157	148
Residential Real Estate	1,949	1,849	526	3,662	26	24
Farmland	1,327	1,327	85	664	45	47
Consumer	-	-	-	-	-	-
Other	-	-	-	-	-	-

	16,526	13,975	2,299	22,112	243	240

Total
Commercial	1,758	1,758	434	1,905	39	46
Agricultural	-	-	-	10	-	-
Commercial Construction	13,779	8,222	830	9,131	35	41
Residential Construction	-	-	-	-	-	-
Commercial Real Estate	25,995	25,127	424	24,271	651	652
Residential Real Estate	9,786	8,211	526	8,226	250	233
Farmland	1,630	1,630	85	2,523	46	48
Consumer	313	307	-	253	18	21
Other	9	9	-	2	1	1

	$53,270	$45,264	$2,299	$46,321	$1,040	$1,042

Part I (Continued)
Item 1 (Continued)

(3) Loans (Continued)

The following table details impaired loan data as of June 30, 2013:

June 30, 2013
	Unpaid
	Contractual			Average	Interest	Interest
	Principal	Impaired	Related	Recorded	Income	Income
	Balance	Balance	Allowance	Investment	Recognized	Collected

With No Related Allowance Recorded
Commercial	$174	$172	$-	$147	$4	$6
Agricultural	-	-	-	20	-	-
Commercial Construction	3,969	1,699	-	3,330	12	12
Residential Construction	-	-	-	-	-	-
Commercial Real Estate	10,879	10,148	-	12,740	112	133
Residential Real Estate	4,327	3,685	-	3,033	62	67
Farmland	2,307	2,307	-	2,427	1	1
Consumer	217	206	-	212	4	6
Other	-	-	-	-	-	-

	21,873	18,217	-	21,909	195	225

With An Allowance Recorded
Commercial	2,374	2,374	551	1,919	22	30
Agricultural	-	-	-	-	-	-
Commercial Construction	11,017	8,467	1,580	6,578	6	9
Residential Construction	-	-	-	-	-	-
Commercial Real Estate	13,436	13,436	1,080	11,677	240	234
Residential Real Estate	4,791	4,078	982	4,997	40	37
Farmland	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Other	-	-	-	-	-	-

	31,618	28,355	4,193	25,171	308	310

Total
Commercial	2,548	2,546	551	2,066	26	36
Agricultural	-	-	-	20	-	-
Commercial Construction	14,986	10,166	1,580	9,908	18	21
Residential Construction	-	-	-	-	-	-
Commercial Real Estate	24,315	23,584	1,080	24,417	352	367
Residential Real Estate	9,118	7,763	982	8,030	102	104
Farmland	2,307	2,307	-	2,427	1	1
Consumer	217	206	-	212	4	6
Other	-	-	-	-	-	-

	$53,491	$46,572	$4,193	$47,080	$503	$535

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

As discussed in Note 1, Summary of Significant Accounting Policies, once a loan is identified as a TDR, it is accounted for as an impaired loan.  The Company had no unfunded commitments to lend to a customer that has a troubled debt restructured loan as of June 30, 2014.  The following tables present the number of loan contracts restructured during the three month and six month period ended June 30, 2014 and 2013.  It shows the pre- and post-modification recorded investment as well as the number of contracts and the recorded investment for those TDRs modified during the previous twelve months which subsequently defaulted during the period.  Loans modified in a troubled debt restructuring are considered to be in default once the loan becomes 90 days past due.

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
Troubled Debt Restructurings
	# of Contracts	Pre-Modification	Post-Modification	# of Contracts	Pre-Modification	Post-Modification

Commercial Real Estate	-	$-	$-	2	$1,771	$1,775
Residential Real Estate	1	49	49	1	49	49
Farmland	1	401	401	1	401	401

Total Loans	2	$450	$450	4	$2,221	$2,225

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
Troubled Debt Restructurings
	# of Contracts	Pre-Modification	Post-Modification	# of Contracts	Pre-Modification	Post-Modification
Commercial	-	$-	$-	1	$84	$81
Commercial Construction	2	229	226	2	229	226
Commercial Real Estate	1	226	226	1	226	226
Residential Real Estate	-	-	-	2	1,024	1,001

Total Loans	3	$455	$452	6	$1,563	$1,534

Part I (Continued)
Item 1 (Continued)

(3) Loans (Continued)

The company did not have any TDRs that subsequently defaulted for the three months and six months ended June 30, 2014 and 2013.

(4)  Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses, segregated by class of loan, for the six month period ended June 30, 2014 and June 30, 2013.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other loan categories and periodically may result in reallocation within the provision categories.

June 30, 2014
	Beginning				Ending
	Balance	Charge-Offs	Recoveries	Provision	Balance

Commercial and Agricultural
Commercial	$1,017	$(373)	$58	$18	$720
Agricultural	294	-	1	5	300

Real Estate
Commercial Construction	1,782	(470)	254	308	1,874
Residential Construction	138	-	-	-	138
Commercial	4,379	(753)	43	323	3,992
Residential	3,278	(585)	25	92	2,810
Farmland	312	(234)	-	4	82

Consumer and Other
Consumer	243	(173)	51	57	178
Other	363	-	12	1	376

	$11,806	$(2,588)	$444	$808	$10,470

Part I (Continued)
Item 1 (Continued)

(4)  Allowance for Loan Losses (Continued)

June 30, 2013
	Beginning				Ending
	Balance	Charge-Offs	Recoveries	Provision	Balance

Commercial and Agricultural
Commercial	$981	$(45)	$38	$43	$1,017
Agricultural	296	(27)	4	26	299

Real Estate
Commercial Construction	1,890	(791)	120	756	1,975
Residential Construction	138	-	-	-	138
Commercial	5,163	(1,425)	85	1,361	5,184
Residential	3,406	(279)	18	267	3,412
Farmland	291	(21)	16	20	306

Consumer and Other
Consumer	228	(233)	55	223	273
Other	344	(4)	9	4	353

	$12,737	$(2,825)	$345	$2,700	$12,957

The loss history period used at June 30, 2014 was based on the loss rate from the eight quarters ended March 31, 2014.

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

Since not all loans in the substandard category are considered impaired, this quarterly review process may result in the identification of specific reserves on nonimpaired loans.  Management considers those loans graded substandard, but not classified as impaired, to be higher risk loans and, therefore, makes specific allocations to the allowance for those loans if warranted.  The total of such loans is $9.0 million and $8.2 million as of June 30, 2014 and 2013, respectively.  Specific allowance allocations were made for these loans totaling $630 thousand and $615 thousand as of June 30, 2014 and 2013, respectively.  Since these loans are not considered impaired, both the loan balance and related specific allocation are included in the “Collectively Evaluated for Impairment” column of the following tables.

At June 30, 2014, there were impaired loans totaling $3.93 million below the $250,000 review threshold which were not individually reviewed for impairment.  Those loans were subject to the bank’s general loan loss reserve methodology and are included in the “Collectively Evaluated for Impairment” column of the following tables.  Likewise, at June 30, 2013, impaired loans totaling $2.17 million were below the $250,000 review threshold and were subject to the bank’s general loan loss reserve methodology and are included in the “Collectively Evaluated for Impairment” column of the following tables.

Part I (Continued)
Item 1 (Continued)

(4)  Allowance for Loan Losses (Continued)

The following tables present breakdowns of the allowance for loan losses, segregated by impairment methodology for June 30, 2014 and 2013:

June 30, 2014
	Ending Allowance Balance			Ending Loan Balance

	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
Commercial and Agricultural
Commercial	$102	$618	$720	$1,068	$40,772	$41,840
Agricultural	-	300	300	-	18,568	18,568

Real Estate
Commercial Construction	1,082	792	1,874	4,812	45,368	50,180
Residential Construction	-	138	138	-	10,875	10,875
Commercial	772	3,220	3,992	26,204	306,691	332,895
Residential	310	2,500	2,810	4,815	196,698	201,513
Farmland	-	82	82	963	48,212	49,175

Consumer and Other
Consumer	-	178	178	-	23,548	23,548
Other	-	376	376	-	7,169	7,169

Total End of Period Balance	$2,266	$8,204	$10,470	$37,862	$697,901	$735,763

June 30, 2013
	Ending Allowance Balance			Ending Loan Balance

	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
Commercial and Agricultural
Commercial	$551	$466	$1,017	$2,388	$48,770	$51,158
Agricultural	-	299	299	-	14,177	14,177

Real Estate
Commercial Construction	1,580	395	1,975	10,007	42,692	52,699
Residential Construction	-	138	138	-	8,189	8,189
Commercial	1,080	4,104	5,184	23,144	302,173	325,317
Residential	982	2,430	3,412	6,591	201,971	208,562
Farmland	-	306	306	2,277	47,521	49,798

Consumer and Other
Consumer	-	273	273	-	27,439	27,439
Other	-	353	353	-	6,804	6,804

Total End of Period Balance	$4,193	$8,764	$12,957	$44,407	$699,736	$744,143

Part I (Continued)
Item 1 (Continued)

(5)  Other Real Estate Owned

The aggregate carrying amount of Other Real Estate Owned (OREO) at June 30, 2014 and December 31, 2013 was $12,208 and $15,502, respectively.  All of the Company’s other real estate owned represents properties acquired through foreclosure or deed in lieu of foreclosure.  The following table details the change in OREO for the six months ended June 30, 2014 and the year ended December 31, 2013.

	Six Months Ended	Twelve Months Ended
	June 30, 2014	December 31, 2013

Balance, Beginning	$15,502	$15,941

Additions	2,369	10,251
Sales of OREO	(4,905)	(7,804)
Gain (Loss) on Sale	(513)	(1,564)
Provision for Losses	(245)	(1,322)

Balance, Ending	$12,208	$15,502

(6) Deposits

The aggregate amount of overdrawn deposit accounts reclassified as loan balances totaled $404 and $401 as of June 30, 2014 and December 31, 2013.

Components of interest-bearing deposits as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
Interest-Bearing Demand	$326,651	$357,291
Savings	58,699	54,095
Time, $100,000 and Over	218,176	220,673
Other Time	229,986	240,210
	$833,512	$872,269

At June 30, 2014 and December 31, 2013, the Company had brokered deposits of $26,151 and $26,580, respectively.  All of these brokered deposits represent Certificate of Deposits Account Registry Service (CDARS) reciprocal deposits.  The CDARS deposits are ones in which customers placed core deposits into the CDARS program for FDIC insurance coverage and the Company receives reciprocal brokered deposits in a like amount.  The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $100,000 was approximately $146,804 and $143,389 as of June 30, 2014 and December 31, 2013, respectively.

As of June 30, 2014 and December 31, 2013, the scheduled maturities of certificates of deposits are as follows:

Maturity	June 30, 2014	December 31, 2013
One Year and Under	$323,798	$322,971
One to Three Years	97,158	106,946
Three Years and Over	27,206	30,966
	$448,162	$460,883

Part I (Continued)
Item 1 (Continued)

(7) Other Borrowed Money

Other borrowed money at June 30, 2014 and December 31, 2013 is summarized as follows:

	June 30, 2014	December 31, 2013
Federal Home Loan Bank Advances	$40,000	$40,000

Advances from the Federal Home Loan Bank (FHLB) have maturities ranging from 2017 to 2020 and interest rates ranging from 0.48 percent to 4.75 percent.  As collateral on the outstanding FHLB advances, the Company has provided a blanket lien on its portfolio of qualifying residential first mortgage loans and commercial loans.  At June 30, 2014 the book value of those loans pledged was approximately $94,676.  At June 30, 2014 the Company had remaining credit availability from the FHLB of approximately $130,770.  The Company may be required to pledge additional qualifying collateral in order to utilize the full amount of the remaining credit line.

The aggregate stated maturities of other borrowed money at June 30, 2014 are as follows:

Year	Amount
2017	$9,000
2018	20,500
2019	8,000
2020	2,500
$40,000

The Company also has available federal funds lines of credit with various financial institutions totaling $43,000, none of which were outstanding at June 30, 2014.

The Company has the ability to borrow funds from the Federal Reserve Bank (FRB) of Atlanta utilizing the discount window.  The discount window is an instrument of monetary policy that allows eligible institutions to borrow money from the FRB on a short-term basis to meet temporary liquidity shortages caused by internal or external disruptions.  At June 30, 2014, the Company had borrowing capacity available under this arrangement, with no outstanding balances.  The Company would be required to pledge certain available-for-sale investment securities as collateral under this agreement.

In addition, at June 30, 2014, the Company had an available repurchase agreement line of credit with a third party totaling $50,000.  Use of this credit facility is subject to the underwriting and risk management policies of the third party in effect at the time of the request.  Such policies may take into consideration current market conditions, the current financial condition of the Company and the ability of the Company to provide adequate securities as collateral for the transaction, among other factors.

(8) Preferred Stock and Warrants

At June 30, 2014, the Company had 28,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the Preferred Stock) issued and outstanding with private investors.  The Company also had a warrant (the Warrant) to purchase up to 500,000 shares of the Company’s common stock outstanding with private investors.  Both the Preferred Stock and the Warrant originated in 2009 through transactions with the United States Department of the Treasury and were subsequently sold to the public through an auction process during 2013.

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

The Preferred Stock requires a cumulative cash dividend be paid quarterly at a rate of 9 percent per annum.  Prior to January 9, 2014 the annual dividend rate for the Preferred Stock was 5 percent.  On February 13, 2012, the Company announced the suspension of dividends on Preferred Stock.  Unpaid dividends on the Preferred Stock must be declared and set aside for the benefit of the holders of the Preferred Stock before any dividend may be declared on common stock.  At June 30, 2014 there were accumulated dividends in arrears of $4.44 million including accrued interest.

Part I (Continued)
Item 1 (Continued)

(9) Subordinated Debentures (Trust Preferred Securities)

			3 Month	Added	Total		5 Year
Description	Date	Amount	Libor Rate	Points	Rate	Maturity	Call Option
Colony Bankcorp Statutory Trust III	6/17/2004	$4,500	0.23210	2.68	2.91210	6/14/2034	6/17/2009
Colony Bankcorp Capital Trust I	4/13/2006	5,000	0.23410	1.50	1.73410	4/13/2036	4/13/2011
Colony Bankcorp Capital Trust II	3/12/2007	9,000	0.23410	1.65	1.88410	3/12/2037	3/12/2012
Colony Bankcorp Capital Trust III	9/14/2007	5,000	0.22485	1.40	1.62485	9/14/2037	9/14/2012

The Trust Preferred Securities are recorded as subordinated debentures on the consolidated balance sheets, but subject to certain limitations, qualify as Tier 1 Capital for regulatory capital purposes.  The proceeds from the offerings were used to fund certain acquisitions, pay off holding company debt and inject capital into the bank subsidiary.

On February 13, 2012, the Company announced the suspension of the quarterly interest payments on the Trust Preferred Securities.  Under the terms of the trust documents, the Company may defer payments of interest for up to 20 consecutive quarterly periods without default or penalty.  The regularly scheduled interest payments will continue to be accrued for payment in the future and reported as an expense in the current period.  At June 30, 2014, accrued but unpaid interest expense totaled $1.3 million.

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

At June 30, 2014 and December 31, 2013 the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	June 30, 2014	December 31, 2013

Loan Commitments	$77,025	$65,688
Letters of Credit	1,416	1,411

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

The carrying amount, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2014 and December 31, 2013 are as follows:

	Fair Value Measurements at June 30, 2014
	Carrying	Estimated	Level	Level	Level
	Value	Fair Value	1	2	3

Assets
Cash and Short-Term Investments	$44,320	$44,320	$44,320	$-	$-
Investment Securities Available for Sale	276,062	276,062	-	275,104	958
Investment Securities Held to Maturity	32	32	-	32	-
Federal Home Loan Bank Stock	2,831	2,831	2,831	-	-
Loans, Net	724,939	726,105	-	717,467	8,638
Bank-Owned Life Insurance	14,265	14,265	14,265	-	-

Liabilities
Deposits	948,269	949,776	500,107	449,669	-
Subordinated Debentures	24,229	24,229	24,229	-	-
Other Borrowed Money	40,000	42,314	-	42,314	-

	Fair Value Measurements at December 31, 2013
	Carrying	Estimated	Level	Level	Level
	Value	Fair Value	1	2	3

Assets
Cash and Short-Term Investments	$68,147	$68,147	$68,147	$-	$-
Investment Securities Available for Sale	263,258	263,258	-	262,317	941
Investment Securities Held to Maturity	37	37	-	37	-
Federal Home Loan Bank Stock	3,164	3,164	3,164	-	-
Loans, Net	739,052	741,112	-	729,436	11,676
Bank-Owned Life Insurance	10,165	10,165	10,165	-	-

Liabilities
Deposits	987,530	989,101	526,646	462,455	-
Subordinated Debentures	24,229	24,229	24,229	-	-
Other Borrowed Money	40,000	42,074	-	42,074	-

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis – The following table presents the recorded amount of the Company’s assets measured at fair value on a recurring and nonrecurring basis as of June 30, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall.  The table below includes only impaired loans with a specific reserve and only other real estate properties with a valuation allowance at June 30, 2014.  Those impaired loans and other real estate properties are shown net of the related specific reserves and valuation allowances.

Part I (Continued)
Item 1 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Total Fair	Identical Assets	Observable	Inputs
June 30, 2014	Value	(Level 1)	Inputs (Level 2)	(Level 3)

Recurring
Securities Available for Sale
U.S. Government Agencies
Mortgage-Backed	$272,722	$-	$272,722	$-
State, County and Municipal	3,340	-	2,382	958
	$276,062	$-	$275,104	$958

Nonrecurring
Impaired Loans	$8,638	$-	$-	$8,638

Other Real Estate	$4,778	$-	$-	$4,778

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Total Fair	Identical Assets	Observable	Inputs
December 31, 2013	Value	(Level 1)	Inputs (Level 2)	(Level 3)

Recurring
Securities Available for Sale
U.S. Government Agencies
Mortgage-Backed	$259,348	$-	$259,348	$-
State, County and Municipal	3,910	-	2,969	941
	$263,258	$-	$262,317	$941

Nonrecurring
Impaired Loans	$11,676	$-	$-	$11,676

Other Real Estate	$7,020	$-	$-	$7,020

Liabilities

The Company did not identify any liabilities that are required to be presented at fair value.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

The following table presents quantitative information about the significant unobservable inputs used in the fair value measurements for assets in level 3 of the fair value hierarchy measured on a nonrecurring basis at June 30, 2014 and December 31, 2013.  This table is comprised primarily of collateral dependent impaired loans and other real estate owned:

Part I (Continued)
Item 1 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

	June 30, 2014	Valuation Techniques	Unobservable Inputs	Range Weighted Avg
Impaired Loans
Real Estate
Commercial Construction	$1,287	Sales Comparison	Adjustment for Differences	(22.00%) - 24.00%
			Between the Comparable Sales	1.00%

			Management Adjustments for	0.00% - 10.00%
			Age of Appraisals and/or Current	5.00%
			Market Conditions

Residential Real Estate	638	Sales Comparison	Adjustment for Differences	(2.30%) - 10.20%
			Between the Comparable Sales	3.95%

			Management Adjustments for	0.00% - 25.00%
			Age of Appraisals and/or Current	12.50%
			Market Conditions

Commercial Real Estate	6,713	Sales Comparison	Management Adjustments for	(30.00%) - 20.00%
			Age of Appraisals and/or Current	(5.00%)
			Market Conditions

			Management Adjustment for	0.00% - 40.00%
			Age of Appraisals and/or Current	20.00%
			Market Conditions

		Income Approach	Capitalization Rate	11.00%

Other Real Estate Owned	4,778	Sales Comparison	Adjustment for Differences	(955.90%) - 208.20%
			Between the Comparable Sales	(373.85%)

			Management Adjustment for	0.33% - 69.36%
			Age of Appraisals and/or Current	31.61%
			Market Conditions

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

Part I (Continued)
Item 1 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

The table below presents a reconciliation and statement of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the six months ended June 30, 2014 and the twelve months ended December 31, 2013.

	Available for Sale Securities
	June 30, 2014	December 31, 2013

Balance, Beginning	$941	$1,138
Transfers out of Level 3	-	(42)
Loss on OTTI Impairment Included in Noninterest Income	-	(367)
Unrealized Gains included in Other Comprehensive Income (Loss)	17	212

Balance, Ending	$958	$941

The Company’s policy is to recognize transfers in and transfers out of levels 1, 2 and 3 as of the end of a reporting period.  As of December 31, 2013, the Company transferred certain state, county and municipal securities out of level 3 and into level 2.  The transfers out of level 3 were the result of increased market activity for these types of securities, as well as more current credit ratings on these securities.  There were no transfers of securities between levels for the six months ended June 30, 2014.

The following table presents quantitative information about recurring level 3 fair value measurements as of June 30, 2014.

		Valuation	Unobservable	Range
	Fair Value	Techniques	Inputs	Weighted Avg

State, County and Municipal	$958	Discounted Cash Flow	Discount Rate	N/A	*

* The Company relies on a third-party pricing service to value its municipal securities.  The details of the unobservable inputs and other adjustments used by the third-party pricing service were not readily available to the Company.

(12) Regulatory Capital Matters

The amount of dividends payable to the parent company from the subsidiary bank is limited by various banking regulatory agencies.  Upon approval by regulatory authorities, the Bank may pay cash dividends to the parent company in excess of regulatory limitations.  Additionally, in the third quarter of 2009, the Company suspended the payment of dividends to common shareholders.  At June 30, 2014, the Company is subject to certain regulatory restrictions that preclude the declaration of or payment of any dividends to its common stockholders, without prior approval from the Federal Reserve Bank.

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

Part I (Continued)
Item 1 (Continued)

(12) Regulatory Capital Matters (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  The amounts and ratios as defined in regulations are presented hereafter.  Management believes, as of June 30, 2014, the Company meets all capital adequacy requirements to which it is subject under the regulatory framework for prompt corrective action.  In the opinion of management, there are no conditions or events since prior notification of capital adequacy from the regulators that have changed the institution’s category.

The following table summarizes regulatory capital information as of June 30, 2014 and December 31, 2013 on a consolidated basis and for the subsidiary, as defined.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2014

Total Capital to Risk-Weighted Assets
Consolidated	$131,523	17.69%	$59,480	8.00%	NA	NA
Colony Bank	134,676	18.15	59,350	8.00	$74,187	10.00%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	122,215	16.44	29,740	4.00	NA	NA
Colony Bank	125,388	16.90	29,675	4.00	44,512	6.00

Tier 1 Capital to Average Assets
Consolidated	122,215	10.80	45,274	4.00	NA	NA
Colony Bank	125,388	11.10	45,183	4.00	56,479	5.00

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013

Total Capital to Risk-Weighted Assets
Consolidated	$129,569	17.06%	$60,791	8.00%	NA	NA
Colony Bank	131,024	17.29	60,638	8.00	$75,797	10.00%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	120,048	15.81	30,396	4.00	NA	NA
Colony Bank	121,521	16.03	30,319	4.00	45,478	6.00

Tier 1 Capital to Average Assets
Consolidated	120,048	10.57	45,419	4.00	NA	NA
Colony Bank	121,521	10.72	45,333	4.00	56,666	5.00

Part I (Continued)
Item 1 (Continued)

(12) Regulatory Capital Matters (Continued)

At June 30, 2014, the Bank continued to be subject to a board resolution (BR) which requires, among other things, that the Bank maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as follows:  Tier 1 capital to total average assets of 8% and total risk-based capital to total risk-weighted assets of 10% during the life of the BR.  The BR also requires that, prior to declaring or paying any cash dividend to the Company, the Bank must obtain written consent of its regulators.

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

(13) Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period.  Diluted earnings per share reflects the potential dilution of restricted stock and common stock warrants.  Net income available to common stockholders represents net income after preferred stock dividends.  The following table presents earnings per share for the three month and six month period ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013

Numerator
Net Income Available to Common Stockholders	$1,335	$611	$2,149	$1,178

Denominator
Weighted Average Number of Common Shares Outstanding for Basic Earnings Per Common Share	8,439	8,439	8,439	8,439

Dilutive Effect of Potential Common Stock
Restricted Stock	-	-	-	-
Stock Warrants	-	-	-	-
Weighted-Average Number of Shares Outstanding for Diluted Earnings Per Common Share	8,439	8,439	8,439	8,439

Earnings Per Share - Basic	$0.16	$0.07	$0.25	$0.14

Earnings Per Share - Diluted	$0.16	$0.07	$0.25	$0.14

For the six months ended June 30, 2014 and 2013, respectively, the Company has excluded 500 shares of common stock equivalents because the strike price of the common stock equivalents would cause them to have an anti-dilutive effect.

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

Part I (Continued)
Item 2 (Continued)

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

The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of June 30, 2014, and the consolidated results of operations for the six months ended June 30, 2014.  This discussion should be read in conjunction with the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2014. Readers should also carefully review all other disclosures we file from time to time with the SEC.

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

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of June 30, 2014 and 2013, and results of operations for each of the six months in the periods ended June 30, 2014 and 2013.  This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

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

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense.  Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities.  Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets.  Net income available to shareholders totaled $1.34 million, or $0.16 diluted per common share, in three months ended June 30, 2014 compared to net income available to shareholders of $611 thousand, or $0.07 diluted per common share, in three months ended June 30, 2013.  Net income available to shareholders totaled $2.15 million, or $0.25 diluted per common share, in six months ended June 30, 2014 compared to net income available to shareholders of $1.18 million, or $0.14 diluted per common share, in six months ended June 30, 2013.

Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

	Three Months Ended		$	%	Six Months Ended		$	%
	June 30		Variance	Variance	June 30		Variance	Variance
	2014	2013			2014	2013

Taxable-equivalent net interest income	$9,555	$9,496	$59	0.62%	$18,779	$18,581	$198	1.07%
Taxable-equivalent adjustment	27	41	(14)	(34.15)	57	80	(23)	(28.75)

Net interest income	9,528	9,455	73	0.77	18,722	18,501	221	1.19
Provision for loan losses	481	1,200	(719)	(59.92)	808	2,700	(1,892)	(70.07)
Noninterest income	2,246	2,040	206	10.10	4,308	4,250	58	1.36
Noninterest expense	8,291	8,739	(448)	(5.13)	17,157	17,131	26	0.15

Income before income taxes	$3,002	$1,556	$1,446	92.93	$5,065	$2,920	$2,145	73.46
Income Taxes	986	570	416	72.98	1,592	997	595	59.68

Net income	$2,016	$986	$1,030	104.46	$3,473	$1,923	$1,550	80.60

Preferred stock dividends	681	375	306	81.60	1,324	745	579	77.72

Net income available to common shareholders	$1,335	$611	$724	118.49%	$2,149	$1,178	$971	82.43%

Net income available to common shareholders:
Basic	$0.16	$0.07	$0.09	128.57%	$0.25	$0.14	$0.11	78.57%
Diluted	$0.16	$0.07	$0.09	128.57%	$0.25	$0.14	$0.11	78.57%
Return on average assets	0.47%	0.22%	0.25%	113.64%	0.38%	0.21%	0.17%	80.95%
Return on average common equity	5.69%	2.56%	3.13%	122.27%	4.63%	2.47%	2.16%	87.45%

Net income from operations for three months ended June 30, 2014 increased $1.03 million, or 104.46 percent, compared to the same period in 2013.  The increase was primarily the result of an increase of $73 thousand in net interest income, a decrease of $719 thousand in provision for loan losses, an increase of $206 thousand in noninterest income and a decrease of $448 thousand in noninterest expense.  This was offset by an increase of $416 thousand in income taxes.

Part I (Continued)
Item 2 (Continued)

Net income from operations for six months ended June 30, 2014 increased $1.55 million, or 80.60 percent, compared to the same period in 2013.  The increase was primarily the result of an increase of $221 thousand in net interest income, an increase of $58 thousand in noninterest income, and a decrease of $1.89 million in provision for loan losses.  This was offset by an increase of $26 thousand in noninterest expense and an increase of $595 thousand in income taxes.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 81.29 percent of total revenue for six months ended June 30, 2014 and 81.32 percent for the same period a year ago.

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

Part I (Continued)
Item 2 (Continued)

Rate/Volume Analysis

The rate/volume analysis presented hereafter illustrates the change from June 30, 2013 to June 30, 2014 for each component of the taxable equivalent net interest income separated into the amount generated through volume changes and the amount generated by changes in the yields/rates.

	Changes from June 30, 2013 to June 30, 2014
($ in thousands)	Volume	Rate	Total

Interest Income
Loans, Net-taxable	$58	$(1,155)	$(1,097)

Investment Securities
Taxable	43	755	798
Tax-exempt	(2)	(3)	(5)
Total Investment Securities	41	752	793

Interest-Bearing Deposits in other Banks	9	(2)	7

Federal Funds Sold	(3)	-	(3)

Other Interest - Earning Assets	(4)	25	21
Total Interest Income	101	(380)	(279)

Interest Expense
Interest-Bearing Demand and Savings Deposits	49	(11)	38
Time Deposits	(96)	(424)	(520)
Subordinated Debentures	-	1	1
Other Borrowed Money	7	(3)	4

Total Interest Expense	(40)	(437)	(477)
Net Interest Income	$141	$57	$198

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

The Company maintains about 15 percent of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years.  The liabilities to fund assets are primarily in short term certificate of deposits that mature within one year.  The net interest margin decreased to 3.54 percent for six months ended June 30, 2014 compared to 3.55 percent for the same period a year ago.  We anticipate the net interest margin remaining relatively flat the remainder of 2014.

Taxable-equivalent net interest income for six months ended June 30, 2014 increased $198 thousand, or 1.07 percent compared to the same period a year ago. The average volume of earning assets during six months ended June 30, 2014 increased $13.50 million compared to the same period a year ago while over the same period the net interest margin decreased by 1 basis point from 3.55 percent to 3.54 percent.  Growth in average earning assets during 2014 was primarily in interest bearing deposits, investments and loans.

The average volume of loans increased $2.06 million in six months ended June 30, 2014 compared to the same period a year ago.  The average yield on loans decreased 32 basis points in six months ended June 30, 2014 compared to the same period a year ago. The average volume of investment securities increased $7.35 million in six months ended June 30, 2014 compared to the same year ago period, while the average yield on investment securities increased 52 basis points for the same period comparison.  The average volume of deposits increased $12.13 million in six months ended June 30, 2014 compared to the same period a year ago, with interest-bearing deposits increasing $8.48 million in six months ended June 30, 2014.  Accordingly, the ratio of average interest-bearing deposits to total average deposits was 87.89 percent in six months ended June 30, 2014 compared to 88.12 percent in the same period a year ago.  This deposit mix, combined with a general decrease in market rates, had the effect of (i) decreasing the average cost of total deposits by 11 basis points in six months ended June 30, 2014 compared to the same period a year ago and, (ii) mitigating a portion of the impact of decreasing yields on earning assets.

The Company’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.44 percent in six months ended June 30, 2014 compared to 3.42 percent in the same period a year ago. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $808 thousand in six months ended June 30, 2014 compared to $2.70 million in the same period a year ago.   See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Part I (Continued)
Item 2 (Continued)

Noninterest Income

The components of noninterest income were as follows:

	Three Months Ended		$	%	Six Months Ended		$	%
	June 30		Variance	Variance	June 30		Variance	Variance
	2014	2013			2014	2013

Service Charges on Deposit Accounts	$1,071	$1,147	$(76)	(6.63%)	$2,138	$2,248	$(110)	(4.89%)
Other Charges, Commissions and Fees	639	443	196	44.24	1,220	847	373	44.04
Mortgage Fee Income	114	141	(27)	(19.15)	181	260	(79)	(30.38)
Securities Gains (Losses)	1	6	(5)	(83.33)	1	(2)	3	150.00
Other	421	303	118	38.94	768	897	(129)	(14.38)

Total	$2,246	$2,040	$206	10.10%	$4,308	$4,250	$58	1.36%

Changes in these items and the other components of noninterest income are discussed in more detail below.

Mortgage Fee Income.  The volume of mortgage loans has been sluggish in 2014 compared to the same period in 2013.

Other Charges, Commissions and Fees. Significant amounts impacting the comparable periods was primarily attributed to ATM and debit card interchange fees which increased $340 thousand in 2014 compared to 2013.

 Other.  Significant amounts impacting the comparable periods was primarily attributed to premiums on sale of guaranteed loans which decreased to $0 in 2014 compared to $352 thousand in 2013.

Noninterest Expense

The components of noninterest expense were as follows:

	Three Months Ended		$	%	Six Months Ended		$	%
	June 30		Variance	Variance	June 30		Variance	Variance
	2014	2013			2014	2013

Salaries and Employee Benefits	$4,305	$4,149	$156	3.76%	$8,717	$8,318	$399	4.80%
Occupancy and Equipment	1,000	935	65	6.95	2,020	1,868	152	8.14
Other	2,986	3,655	(669)	(18.30)	6,420	6,945	(525)	(7.56)

Total	$8,291	$8,739	$(448)	(5.13%)	$17,157	$17,131	$26	0.15%

These items and the changes in the various components of noninterest expense are discussed in more detail below.

Salaries and Employee Benefits.  The increase is primarily attributable to merit pay increases.

Other.  Significant amounts impacting the comparable periods was primarily attributed to foreclosed property which decreased by $656 thousand from $1.94 million in 2013 compared to $1.28 million in 2014.  The FDIC assessment also decreased $251 thousand in 2014 compared to 2013.

Part I (Continued)
Item 2 (Continued)

Loans

The following table presents the composition of the Company’s loan portfolio as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013	$ Variance	% Variance

Commercial and Agricultural
Commercial	$41,840	$48,107	$(6,267)	(13.03)%
Agricultural	18,568	10,666	7,902	74.09
Real Estate
Commercial Construction	50,180	52,739	(2,559)	(4.85)
Residential Construction	10,875	6,549	4,326	66.06
Commercial	332,895	341,783	(8,888)	(2.60)
Residential	201,513	206,258	(4,745)	(2.30)
Farmland	49,175	47,035	2,140	4.55
Consumer and Other
Consumer	23,548	25,676	(2,128)	(8.29)
Other	7,169	12,405	(5,236)	(42.21)
Gross Loans	735,763	751,218	(15,455)	(2.06)
Unearned Interest and Fees	(354)	(360)	6	1.67
Allowance for Loan Losses	(10,470)	(11,806)	1,336	11.32
Net Loans	$724,939	$739,052	$(14,113)	(1.91)%

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

Part I (Continued)
Item 2 (Continued)

Collateral Concentrations.  Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions.  The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk, particularly with the current economic downturn in the real estate market.  At June 30, 2014, approximately 88 percent of the Company’s loan portfolio was concentrated in loans secured by real estate.  A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector.  In addition, a large portion of the Company’s foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions.  Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.

Nonperforming Assets and Potential Problem Loans

Nonperforming assets and accruing past due loans as of June 30, 2014, December 31, 2013 and June 30, 2013 were as follows:

	June 30, 2014	December 31, 2013	June 30, 2013

Loans Accounted for on Nonaccrual	$19,367	$24,114	$24,685
Loans Accruing Past Due 90 Days or More	11	4	--
Other Real Estate Foreclosed	12,208	15,502	16,128
Securities Accounted for on Nonaccrual	--	--	367
Total Nonperforming Assets	$31,586	$39,620	$41,180

Nonperforming Assets by Segment
Construction and Land Development	12,328	17,323	21,552
1-4 Family Residential	3,941	5,926	5,788
Multifamily Residential	1,293	335	463
Nonfarm Residential	11,406	12,441	8,064
Farmland	615	1,629	2,307
Commercial and Consumer	2,003	1,966	3,006
Total Nonperforming Assets	$31,586	$39,620	$41,180

Nonperforming Assets as a Percentage of:
Total Loans and Foreclosed Assets	4.22%	5.17%	5.42%
Total Assets	2.82%	3.45%	3.72%
Nonperforming Loans as a Percentage of:
Total Loans	2.63%	3.21%	3.32%

Supplemental Data:
Trouble Debt Restructured Loans
In Compliance with Modified Terms	22,008	20,715	21,683
Trouble Debt Restructured Loans
Past Due 30-89 Days	420	435	204
Accruing Past Due Loans:
30-89 Days Past Due	$8,979	$9,366	$7,912
90 or More Days Past Due	11	4	--
Total Accruing Past Due Loans	$8,990	$9,370	$7,912

Allowance for Loan Losses	$10,470	$11,806	$12,957
ALLL as a Percentage of:
Total Loans	1.42%	1.57%	1.74%
Nonperforming Loans	54.03%	48.95%	52.49%

Nonperforming assets include nonaccrual loans, loans past due 90 days or more, foreclosed real estate and nonaccrual securities.   Nonperforming assets at June 30, 2014 decreased 20.28 percent from December 31, 2013.

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

The allowance for loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The provision for loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for loan losses decreased $719 thousand from $1.20 million in the three months ended June 30, 2013 to $481 thousand in the three months ended June 30, 2014.  The provision for loan losses charged to earnings was based upon management’s judgment of the amount necessary to maintain the allowance at an adequate level to absorb losses inherent in the loan portfolio at quarter-end.  The amount each period is dependent upon many factors, including changes in the risk ratings of the loan portfolio, net charge-offs, past due ratios, the value of collateral, and other environmental factors that include portfolio loan quality indicators; portfolio growth and composition of commercial real estate and concentrations; portfolio policies, procedures, underwriting standards, loss recognition, collection and recovery practices; local economic business conditions; and the experience, ability, and depth of lending management and staff.  Of significance to changes in the allowance during the second quarter 2014 was the provision of $481 thousand and net charge-offs of $1.72 million.  Net charge-offs for second quarter 2013 totaled $1.17 million.  As we begin to see stabilization in the economy and the housing and real estate market, we expect continued improvement in our substandard assets, including net charge-offs.

While the allowance for loan losses decreased from $11.81 million at December 31, 2013 to $10.47 million at June 30, 2014, the allowance percentage of total loans also decreased from 1.57 percent at December 31, 2013 to 1.42 percent of total loans at June 30, 2014.  The allowance for loan losses is inherently judgmental, nevertheless the Company’s methodology is consistently applied based on standards for current accounting by creditors for impairment of a loan and allowance allocations determined in accordance with accounting for contingencies.  Loans individually selected for impairment review consist of all loans classified substandard that are $250 thousand and over.  The remaining portfolio is analyzed based on historical loss data.  Loans selected for individual review where no individual impairment amount is identified do not receive any contribution to the allowance for loan losses based on historical data.  Historical loss rates are updated quarterly to provide the annual loss rate which is applied to the appropriate portfolio grades.  In addition, environmental factors as discussed earlier are evaluated for any adjustments needed to the allowance for loan losses determination produced by individual loan impairment analysis and remaining portfolio segmentation analysis.  The allowance for loan losses determination is based on reviews throughout the year and an environmental analysis at quarter end.

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

Part I (Continued)
Item 2 (Continued)

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the six month periods ended June 30, 2014 and June 30, 2013.

	June 30, 2014		June 30, 2013
	Average	Average	Average	Average
($ in thousands)	Amount	Rate (1)	Amount	Rate (1)

Noninterest-Bearing Demand Deposits	$116,789		$113,139
Interest-Bearing Demand and Savings Deposits	393,371	0.36%	366,234	0.36%
Time Deposits	454,528	0.84%	473,186	1.03%

Total Deposits	$964,688	0.54%	$952,559	0.65%

(1) Average rate is an annualized rate.

Average deposits increased $12.13 million to $964.69 million at June 30, 2014 from $952.56 million at June 30, 2013.  The change included a decrease of $18.66 million, or 3.94 percent, related to time deposits.  Accordingly the ratio of average noninterest-bearing deposits to total average deposits was 12.11 percent for six months ended June 30, 2014 compared to 11.88 percent for six months ended June 30, 2013.  The general decrease in market rates, had the effect of (i) decreasing the average cost of total deposits by 11 basis points in six months ended June 30, 2014 compared to the same period a year ago; and (ii) mitigating a portion of the impact of decreasing yields on earning assets.

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

Loan Commitments. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for possible loan losses. Loan commitments outstanding at June 30, 2014 are included in the table in Footnote 10.

Capital and Liquidity

At June 30, 2014, stockholders’ equity totaled $95.2 million compared to $90.0 million at December 31, 2013. In addition to net income of $3.47 million, other significant changes in stockholders’ equity during six months ended June 30, 2014 included $1.32 million of preferred stock dividends declared.  The accumulated other comprehensive income (loss) component of stockholders’ equity totaled $(6.0) million at June 30, 2014 compared to $(9.08) million at December 31, 2013. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale. Under regulatory requirements the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios.  Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. Tier 1 capital consists of common stock and qualifying preferred stockholders’ equity and trust preferred securities less goodwill.  Tier 2 capital consists of certain convertible, subordinated and other qualifying debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets.  The Company has no Tier 2 capital other than the allowance for loan losses.

Part I (Continued)
Item 2 (Continued)

Using the capital requirements presently in effect, the Tier 1 ratio as of June 30, 2014 was 16.44 percent and total Tier 1 and 2 risk-based capital was 17.69 percent.  Both of these measures compare favorably with the regulatory minimum to be adequately capitalized of 4 percent for Tier 1 and 8 percent for total risk-based capital.  The Company’s Tier 1 leverage ratio as of June 30, 2014 was 10.80 percent, which exceeds the required ratio standard of 4 percent.

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

The investment portfolio provides a ready means to raise cash if liquidity needs arise.  As of June 30, 2014, the Company held $276.0 million in bonds (excluding FHLB stock), at current market value in the available for sale portfolio.  At December 31, 2013, the available for sale bond portfolio totaled $263.3 million.  Only marketable investment grade bonds are purchased.  Although most of the banks’ bond portfolios are encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for a sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it primarily determines the Company’s liquidity posture.  Colony had ratios of loans to deposits of 77.6 percent as of June 30, 2014 and 76.1 percent at December 31, 2013.  Management employs alternative funding sources when deposit balances will not meet loan demands.  The ratios of loans to all funding sources (excluding Subordinated Debentures) at June 30, 2014 and December 31, 2013 were 74.5 percent and 73.1 percent, respectively.  Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources.  The stability of the banks’ core deposit base is an important factor in Colony’s liquidity position.  A heavy percentage of the deposit base is comprised of accounts of individuals and small businesses with comprehensive banking relationships and limited volatility.  At June 30, 2014 and December 31, 2013, Colony had $218.2 million and $220.7 million in certificates of deposit of $100,000 or more.  These larger deposits represented 23.0 percent and 22.3 percent of respective total deposits.  Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed.  Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

As of June 30, 2014, the Company had $26.2 million, or 2.76 percent of total deposits, in brokered certificates of deposit attracted by external third parties as included in Footnote 6.  Additionally, Colony uses external wholesale or Internet services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed.  As of June 30, 2014, the Company had $20.35 million, or 2.15 percent of total deposits in internet deposits.

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

The Bank operated under a Memorandum of Understanding (MOU) beginning November 23, 2010 until October 4, 2013, when it was released.  As of June 30, 2014 the Bank continues to be subject to an informal Board Resolution (BR) which requires the Bank to obtain written consent of its regulators to declare or pay any cash dividends.

The Bank has also agreed to have and maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as follows:  Tier 1 capital to total average assets of 8% and total risk-based capital to total risk-weighted assets of 10%.  At June 30, 2014, the Bank’s capital ratios were 11.10% and 18.15%, respectively.

Return on Assets and Stockholders’ Equity

The following table presents selected financial ratios for each of the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013

Return on Average Assets (1)	0.47%	0.22%	0.38%	0.21%

Return on Average Total Equity (1)	5.69%	2.56%	4.63%	2.47%

Average Total Equity to Average Assets	8.32%	8.61%	8.20%	8.55%

(1) Computed using annualized net income available to common shareholders.

Part I (Continued)
Item 3

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

AVERAGE BALANCE SHEETS	Six Months Ended			Six Months Ended
	June 30, 2014			June 30, 2013
	Average	Income/	Yields/	Average	Income/	Yields/
($ in thousands)	Balances	Expense	Rates	Balances	Expense	Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Interest and fees
Taxable (1)	$740,713	$19,680	5.31%	$738,656	$20,777	5.63%
Investment Securities
Taxable	283,447	2,419	1.71%	276,020	1,621	1.17%
Tax-Exempt (2)	2,712	63	4.65%	2,791	68	4.87%
Total Investment Securities	286,159	2,482	1.73%	278,811	1,689	1.21%
Interest-Bearing Deposits	17,997	23	0.26%	11,473	16	0.28%
Federal Funds Sold	13,256	17	0.26%	15,330	20	0.26%
Interest-Bearing Other Assets	2,981	59	3.96%	3,340	38	2.28%
Total Interest-Earning Assets	1,061,106	$22,261	4.20%	1,047,610	$22,540	4.30%
Non-interest-Earning Assets
Cash and Cash Equivalents	19,268			19,732
Allowance for Loan Losses	(11,928)			(13,200)
Other Assets	62,136			63,059
Total Noninterest-Earning Assets	69,476			69,591
Total Assets	$1,130,582			$1,117,201
Liabilities and Stockholders' Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$393,371	$699	0.36%	$366,234	$661	0.36%
Other Time	454,528	1,910	0.84%	473,186	2,430	1.03%
Total Interest-Bearing Deposits	847,899	2,609	0.62%	839,420	3,091	0.74%
Other Interest-Bearing Liabilities
Other Borrowed Money	40,000	615	3.08%	39,575	611	3.09%
Subordinated Debentures	24,229	258	2.13%	24,229	257	2.12%
Federal Funds Purchased and Repurchase Agreements	-	-	0.00%	69	-	0.00%
Total Other Interest-Bearing Liabilities	64,229	873	2.72%	63,873	868	2.72%
Total Interest-Bearing Liabilities	912,128	$3,482	0.76%	903,293	$3,959	0.88%
Noninterest-Bearing Liabilities and Stockholders' Equity
Demand Deposits	116,789			113,139
Other Liabilities	8,925			5,200
Stockholders' Equity	92,740			95,569
Total Noninterest-Bearing Liabilities and Stockholders' Equity	218,454			213,908
Total Liabilities and Stockholders' Equity	$1,130,582			$1,117,201

Interest Rate Spread			3.44%			3.42%
Net Interest Income		$18,779			$18,581
Net Interest Margin			3.54%			3.55%

(1)
The average balance of loans includes the average balance of nonaccrual loans.  Income on such loans is recognized and recorded on the  cash basis.  Taxable equivalent adjustments totaling $35 and $57 for six month periods ended June 30, 2014 and 2013, respectively,  are included in tax-exempt interest on loans.

(2)	Taxable-equivalent adjustments totaling $22 and $23 for six month periods ended June 30, 2014 and 2013, respectively, are included in tax-exempt interest on investment securities. The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

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

During the quarter ended June 30, 2014, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

31.1 Certificate of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2 Certificate of Chief Financial Officer Pursuant to Section 302 of Sarbanes – Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1 Articles of Incorporation, as Amended

-the Company’s articles of incorporation, as amended through the date of the Company’s 10-Q for the period ended June 30, 2014, is attached to this 10-Q as Exhibit 99.1.

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

Colony Bankcorp, Inc.

/s/ Edward P. Loomis, Jr.
Date: August 4, 2014	Edward P. Loomis, Jr.,
President and Chief Executive Officer

Terry L. Hester
Date: August 4, 2014	Terry L. Hester,
Executive Vice President and Chief Financial Officer