Form 10-Q
period 2014-09-30
COLONY BANKCORP INC
filed 2014-11-03
CIK 711669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR QUARTER ENDED SEPTEMBER 30, 2014	COMMISSION FILE NUMBER 0-12436

COLONY BANKCORP, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

GEORGIA	58-1492391
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).

YES   ☐       NO  ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS	OUTSTANDING AT NOVEMBER 3, 2014
COMMON STOCK, $1 PAR VALUE	8,439,258

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements.  Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	Loss and regional economic conditions and the impact they may have on the Company and its customers and the Company’s assessment of that impact.

●	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.

●	The effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board.

●	Inflation, interest rate, market and monetary fluctuations.

●	Political instability.

●	Acts of war or terrorism.

●	The timely development and acceptance of new products and services and perceived overall value of these products and services by users.

●	Changes in consumer spending, borrowings and savings habits.

●	Technological changes.

●	Acquisitions and integration of acquired businesses.

●	The ability to increase market share and control expenses.

●	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiary must comply.

●	The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters.

●	Changes in the Company’s organization, compensation and benefit plans.

●	The costs and effects of litigation and of unexpected or adverse outcomes in such litigation.

●	Greater than expected costs or difficulties related to the integration of new lines of business.

●	The Company’s success at managing the risks involved in the foregoing items.

●	Restrictions or conditions imposed by our regulators on our operations.

Forward-looking statements speak only as of the date on which such statements are made.  The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.

Readers should carefully review all disclosures we file from time to time with the Securities and Exchange Commission (SEC).

PART 1.	FINANCIAL INFORMATION
ITEM 1

FINANCIAL STATEMENTS

THE FOLLOWING FINANCIAL STATEMENTS ARE PROVIDED FOR COLONY BANKCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY BANK, COLONY BANK

A.	CONSOLIDATED BALANCE SHEETS – SEPTEMBER 30, 2014 (UNAUDITED) AND DECEMBER 31, 2013 (AUDITED).

B.	CONSOLIDATED STATEMENTS OF INCOME – FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED).

C.	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED).

D.	CONSOLIDATED STATEMENTS OF CASH FLOWS – FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED).

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING SOLELY OF NORMAL RECURRING ADJUSTMENTS) NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2014 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

Part I (Continued)
Item 1  (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2014 AND DECEMBER 31, 2013
(DOLLARS IN THOUSANDS)

	September 30, 2014	December 31, 2013
ASSETS	(Unaudited)	(Audited)

Cash and Cash Equivalents
Cash and Due from Banks	$17,120	$25,692
Federal Funds Sold	6,712	20,495
	23,832	46,187
Interest-Bearing Deposits	10,682	21,960
Investment Securities
Available for Sale, at Fair Value	273,547	263,258
Held to Maturity, at Cost (Fair Value of $33 and $37, as of September 30, 2014 and December 31, 2013, Respectively)	33	37
	273,580	263,295

Federal Home Loan Bank Stock, at Cost	2,831	3,164
Loans	743,281	751,218
Allowance for Loan Losses	(9,788)	(11,806)
Unearned Interest and Fees	(354)	(360)
	733,139	739,052
Premises and Equipment	24,976	24,876
Other Real Estate (Net of Allowance of $3,026 and $3,986 as of September 30, 2014 and December 31, 2013, Respectively)	10,833	15,502
Other Intangible Assets	161	188
Other Assets	34,380	34,327
Total Assets	$1,114,414	$1,148,551

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest-Bearing	$116,131	$115,261
Interest-Bearing	825,069	872,269
	941,200	987,530
Borrowed Money
Subordinated Debentures	24,229	24,229
Other Borrowed Money	40,000	40,000
	64,229	64,229

Other Liabilities	12,713	6,838

Stockholders' Equity
Preferred Stock, Stated Value $1,000 a Share; Authorized 10,000,000 Shares, Issued 28,000 Shares	28,000	28,000
Common Stock, Par Value $1 a Share; Authorized 20,000,000 Shares, Issued 8,439,258 Shares as of September 30, 2014 and December 31, 2013	8,439	8,439
Paid-In Capital	29,145	29,145
Retained Earnings	36,978	33,445
Accumulated Other Comprehensive (Loss), Net of Tax Benefits	(6,290)	(9,075)
	96,272	89,954
Total Liabilities and Stockholders' Equity	$1,114,414	$1,148,551

The accompanying notes are an integral part of these statements.

Part I (Continued)
Item 1  (Continued)

CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Interest Income
Loans, Including Fees	$10,170	$10,303	$29,815	$31,023
Federal Funds Sold	6	7	23	27
Deposits with Other Banks	9	5	32	21
Investment Securities
U.S. Government Agencies	1,165	880	3,574	2,454
State, County and Municipal	24	30	75	94
Corporate Obligations & Asset-Backed Securities	-	14	-	42
Dividends on Other Investments	26	21	85	59
	11,400	11,260	33,604	33,720
Interest Expense
Deposits	1,260	1,361	3,869	4,452
Borrowed Money	402	405	1,275	1,273
	1,662	1,766	5,144	5,725

Net Interest Income	9,738	9,494	28,460	27,995
Provision for Loan Losses	500	1,500	1,308	4,200
Net Interest Income After Provision for Loan Losses	9,238	7,994	27,152	23,795

Noninterest Income
Service Charges on Deposits	1,231	1,236	3,369	3,484
Other Service Charges, Commissions and Fees	622	442	1,842	1,289
Mortgage Fee Income	130	117	311	377
Securities Gains (Losses)	-	-	1	(2)
Other	427	314	1,195	1,211
	2,410	2,109	6,718	6,359
Noninterest Expenses
Salaries and Employee Benefits	4,432	4,178	13,149	12,496
Occupancy and Equipment	1,049	974	3,069	2,842
Other	3,053	3,336	9,473	10,281
	8,534	8,488	25,691	25,619

Income Before Income Taxes	3,114	1,615	8,179	4,535
Income Taxes	1,033	535	2,625	1,532
Net Income	2,081	1,080	5,554	3,003
Preferred Stock Dividends	697	379	2,021	1,124
Net Income Available to Common Stockholders	$1,384	$701	$3,533	$1,879
Net Income Per Share of Common Stock
Basic	$0.16	$0.08	$0.42	$0.22
Diluted	$0.16	$0.08	$0.42	$0.22
Cash Dividends Declared Per Share of Common Stock	$0.00	$0.00	$0.00	$0.00
Weighted Average Basic Shares Outstanding	8,439,258	8,439,258	8,439,258	8,439,258
Weighted Average Diluted Shares Outstanding	8,439,258	8,439,258	8,439,258	8,439,258

The accompanying notes are an integral part of these statements.

Part I (Continued)
Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Net Income	$2,081	$1,080	$5,554	$3,003

Other Comprehensive Income (Loss):
Investment securities available-for-sale:
Unrealized holding gains (losses)	(488)	(2,464)	4,220	(10,338)
Tax Effect	166	838	(1,435)	3,515
Reclassification of gains recognized in net income	-	(2)	-	-
Tax Effect	-	1	-	-
	(322)	(1,627)	2,785	(6,823)

Comprehensive Income (Loss)	$1,759	$(547)	$8,339	$(3,820)

The accompanying notes are an integral part of these statements.

Part I (Continued)
Item 1 (Continued)
COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Nine Months Ended
	September 30, 2014	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$5,554	$3,003
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	1,207	1,172
Provision for Loan Losses	1,308	4,200
Securities (Gains) Losses	(1)	2
Amortization and Accretion	979	2,277
Losses on Sale of Other Real Estate and Repossessions	501	796
Provision for Losses on Other Real Estate	605	1,049
Increase in Cash Surrender Value of Life Insurance	(431)	(178)
Gain on Sale of Premises and Equipment	(12)	-
Other Prepaids, Deferrals and Accruals, Net	2,745	2,939
	12,455	15,260
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Investment Securities Available for Sale	(34,062)	(78,604)
Proceeds from Maturities, Calls, and Paydowns of
Investment Securities:
Available for Sale	27,072	40,794
Held for Maturity	8	8
Proceeds from Sale of Investment Securities
Available for Sale	-	36,217
Interest-Bearing Deposits in Other Banks	11,278	17,678
Net Loans to Customers	1,864	(13,442)
Purchase of Premises and Equipment	(1,308)	(1,089)
Proceeds from Sale of Other Real Estate and Repossessions	6,321	6,514
Proceeds from Sale of Federal Home Loan Bank Stock	333	200
Proceeds from Sale of Fixed Assets	14	-
Purchase of Bank Owned Life Insurance	-	(10,000)
	11,520	(1,724)
CASH FLOWS FROM FINANCING ACTIVITIES
Noninterest-Bearing Customer Deposits	870	(13,097)
Interest-Bearing Customer Deposits	(47,200)	(17,126)
Proceeds from Other Borrowed Money	-	(16,500)
Principal Payments on Other Borrowed Money	-	21,500
	(46,330)	(25,223)

Net Decrease in Cash and Cash Equivalents	(22,355)	(11,687)
Cash and Cash Equivalents at Beginning of Period	46,187	49,246
Cash and Cash Equivalents at End of Period	$23,832	$37,559

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

The consolidated financial statements in this report are unaudited, except for the December 31, 2013 consolidated balance sheet.  All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company.  The results of operations for the nine months ended September 30, 2014, are not necessarily indicative of the results which may be expected for the entire year.

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

Concentrations of Credit Risk

Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions.  The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk, particularly with the current economic downturn in the real estate market.  At September 30, 2014, approximately 86 percent of the Company’s loan portfolio was concentrated in loans secured by real estate.  A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector.  Declining collateral real estate values that secure land development, construction and speculative real estate loans in the Company’s larger MSA markets have resulted in high loan loss provisions in recent years.  In addition, a large portion of the Company’s foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions.  Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.

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

Depreciation is charged to operations over the estimated useful lives of the assets. The estimated useful lives and methods of depreciation are as follows:

Description	Life in Years.	Method
Banking Premises	15-40	Straight-Line and Accelerated
Furniture and Equipment	5-10	Straight-Line and Accelerated

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

Bank-Owned Life Insurance

The Company has purchased life insurance on the lives of certain key members of management and directors.  The life insurance policies are recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or amounts due that are probable at settlement, if applicable.  Increases in the cash surrender value are recorded as other income in the consolidated statements of income.  The cash surrender value of the insurance contracts is recorded in other assets on the consolidated balance sheets in the amount of $14,371 and $13,940 as of September 30, 2014 and December 31, 2013, respectively.

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

(2)  Investment Securities

Investment securities as of September 30, 2014 and December 31, 2013 are summarized as follows:

September 30, 2014		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale:
U.S. Government Agencies
Mortgage-Backed	$279,533	$182	$(9,705)	$270,010
State, County & Municipal	3,544	21	(28)	3,537
	$283,077	$203	$(9,733)	$273,547
Securities Held to Maturity:
State, County and Municipal	$33	$-	$-	$33

December 31, 2013		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale:
U.S. Government Agencies
Mortgage-Backed	$273,029	$119	$(13,800)	$259,348
State, County & Municipal	3,979	15	(84)	3,910
	$277,008	$134	$(13,884)	$263,258
Securities Held to Maturity:
State, County and Municipal	$37	$-	$-	$37

Part I (Continued)
Item 1 (Continued)

(2)  Investment Securities (Continued)

The amortized cost and fair value of investment securities as of September 30, 2014, by contractual maturity, are shown hereafter.  Expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.  This is often the case with mortgage-backed securities, which are disclosed separately in the table below.

	Securities
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due In One Year or Less	$718	$721	$-	$-
Due After One Year Through Five Years	734	745	33	33
Due After Five Years Through Ten Years	1,169	1,160	-	-
Due After Ten Years	923	911	-	-
	$3,544	$3,537	$33	$33

Mortgage-Backed Securities	279,533	270,010	-	-
	$283,077	$273,547	$33	$33

Proceeds from the sale of investments available for sale during the first nine months of 2014 totaled $0 compared to $36,217 for the first nine months of 2013.  The sale of investments available for sale during the first nine months of 2014 resulted in gross realized gains of $0 and losses of $0.  The gross realized gain of $1 for the first nine months of 2014 was due to a gain on a call for a held to maturity investment.  The sale of investments available for sale during the first nine months of 2013 resulted in gross realized gains of $191 and losses of $(193).

Investment securities having a carry value approximating $113,540 and $112,913 as of September 30, 2014 and December 31, 2013, respectively, were pledged to secure public deposits and for other purposes.

Information pertaining to securities with gross unrealized losses at September 30, 2014 and December 31, 2013 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

September 30, 2014
U.S. Government Agencies
Mortgage-Backed	$74,078	$(602)	$178,358	$(9,103)	$252,436	$(9,705)
State, County and Municipal	474	(6)	1,380	(22)	1,854	(28)
	$74,552	$(608)	$179,738	$(9,125)	$254,290	$(9,733)

December 31, 2013
U.S. Government Agencies
Mortgage-Backed	$190,064	$(9,441)	$63,194	$(4,359)	$253,258	$(13,800)
State, County and Municipal	1,647	(84)	-	-	1,647	(84)
	$191,711	$(9,525)	$63,194	$(4,359)	$254,905	$(13,884)

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

At September 30, 2014, the debt securities with unrealized losses have depreciated 3.69 percent from the Company’s amortized cost basis.  These securities are guaranteed by either the U.S. Government, other governments or U.S. corporations.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary.

(3)  Loans

The following table presents the composition of loans segregated by class of loans, as of September 30, 2014 and December 31, 2013.

	September 30, 2014	December 31, 2013
Commercial and Agricultural
Commercial	$46,481	$48,107
Agricultural	23,017	10,666

Real Estate
Commercial Construction	50,455	52,739
Residential Construction	9,700	6,549
Commercial	327,498	341,783
Residential	204,313	206,258
Farmland	50,401	47,035

Consumer and Other
Consumer	23,448	25,676
Other	7,968	12,405

Total Loans	$743,281	$751,218

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

The Company uses a risk grading matrix to assign a risk grade to each of its loans.  Loans are graded on a scale of 1 to 8.  A description of the general characteristics of the grades is as follows:

Part I (Continued)
Item 1 (Continued)

(3)  Loans (Continued)

●	Grades 1 and 2 – Borrowers with these assigned grades range in risk from virtual absence of risk to minimal risk. Such loans may be secured by Company-issued and controlled certificates of deposit or properly margined equity securities or bonds. Other loans comprising these grades are made to companies that have been in existence for a long period of time with many years of consecutive profits and strong equity, good liquidity, excellent debt service ability and unblemished past performance, or to exceptionally strong individuals with collateral of unquestioned value that fully secures the loans. Loans in this category fall into the “pass” classification.

●	Grades 3 and 4 – Loans assigned these “pass” risk grades are made to borrowers with acceptable credit quality and risk. The risk ranges from loans with no significant weaknesses in repayment capacity and collateral protection to acceptable loans with one or more risk factors considered to be more than average.

●	Grade 5 – This grade includes “special mention” loans on management’s watch list and is intended to be used on a temporary basis for pass grade loans where risk-modifying action is intended in the short-term.

●	Grade 6 – This grade includes “substandard” loans in accordance with regulatory guidelines. This category includes borrowers with well-defined weaknesses that jeopardize the payment of the debt in accordance with the agreed terms. Loans considered to be impaired are assigned this grade, and these loans often have assigned loss allocations as part of the allowance for loan and lease losses. Generally, loans on which interest accrual has been stopped would be included in this grade.

●	Grades 7 and 8 – These grades correspond to regulatory classification definitions of “doubtful” and “loss,” respectively. In practice, any loan with these grades would be for a very short period of time, and generally the Company has no loans with these assigned grades. Management manages the Company’s problem loans in such a way that uncollectible loans or uncollectible portions of loans are charged off immediately with any residual, collectible amounts assigned a risk grade of 6.

The following table presents the loan portfolio by credit quality indicator (risk grade) as of September 30, 2014 and December 31, 2013.  Those loans with a risk grade of 1, 2, 3 or 4 have been combined in the pass column for presentation purposes.

September 30, 2014
	Pass	Special Mention	Substandard	Total Loans
Commercial and Agricultural
Commercial	$41,379	$3,058	$2,044	$46,481
Agricultural	22,825	35	157	23,017

Real Estate
Commercial Construction	44,084	1,979	4,392	50,455
Residential Construction	9,591	109	-	9,700
Commercial	306,612	9,959	10,927	327,498
Residential	180,906	10,480	12,927	204,313
Farmland	48,428	475	1,498	50,401

Consumer and Other
Consumer	22,710	226	512	23,448
Other	7,764	-	204	7,968

Total Loans	$684,299	$26,321	$32,661	$743,281

Part I (Continued)
Item 1 (Continued)

(3)  Loans (Continued)

December 31, 2013
	Pass	Special Mention	Substandard	Total Loans
Commercial and Agricultural
Commercial	$41,759	$2,770	$3,578	$48,107
Agricultural	10,638	17	11	10,666

Real Estate
Commercial Construction	42,669	1,512	8,558	52,739
Residential Construction	6,341	208	-	6,549
Commercial	317,567	10,760	13,456	341,783
Residential	182,977	13,524	9,757	206,258
Farmland	44,777	507	1,751	47,035

Consumer and Other
Consumer	24,609	320	747	25,676
Other	12,355	1	49	12,405

Total Loans	$683,692	$29,619	$37,907	$751,218

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

Part I (Continued)
Item 1 (Continued)

(3)  Loans (Continued)

The following table represents an age analysis of past due loans and nonaccrual loans, segregated by class of loans, as of September 30, 2014 and December 31, 2013:

September 30, 2014
	Accruing Loans
		90 Days
	30-89 Days	or More	Total Accruing	Nonaccrual
	Past Due	Past Due	Loans Past Due	Loans	Current Loans	Total Loans
Commercial and Agricultural
Commercial	$457	$-	$457	$492	$45,532	$46,481
Agricultural	19	-	19	45	22,953	23,017

Real Estate
Commercial Construction	500	-	500	3,239	46,716	50,455
Residential Construction	-	-	-	-	9,700	9,700
Commercial	3,230	-	3,230	3,473	320,795	327,498
Residential	7,585	-	7,585	4,563	192,165	204,313
Farmland	292	-	292	984	49,125	50,401

Consumer and Other
Consumer	476	7	483	173	22,792	23,448
Other	-	-	-	202	7,766	7,968

Total Loans	$12,559	$7	$12,566	$13,171	$717,544	$743,281

December 31, 2013
	Accruing Loans
		90 Days
	30-89 Days	or More	Total Accruing	Nonaccrual
	Past Due	Past Due	Loans Past Due	Loans	Current Loans	Total Loans
Commercial and Agricultural
Commercial	$581	$-	$581	$1,646	$45,880	$48,107
Agricultural	81	-	81	-	10,585	10,666

Real Estate
Commercial Construction	140	-	140	8,222	44,377	52,739
Residential Construction	-	-	-	-	6,549	6,549
Commercial	2,287	-	2,287	7,367	332,129	341,783
Residential	5,274	-	5,274	4,933	196,051	206,258
Farmland	351	-	351	1,630	45,054	47,035

Consumer and Other
Consumer	454	4	458	307	24,911	25,676
Other	198	-	198	9	12,198	12,405

Total Loans	$9,366	$4	$9,370	$24,114	$717,734	$751,218

Part I (Continued)
Item 1 (Continued)

 (3) Loans (Continued)

The following table details impaired loan data as of September 30, 2014:

September 30, 2014
	Unpaid
	Contractual			Average	Interest	Interest
	Principal	Impaired	Related	Recorded	Income	Income
	Balance	Balance	Allowance	Investment	Recognized	Collected

With No Related Allowance Recorded
Commercial	$394	$394	$-	$803	$6	$14
Agricultural	50	45	-	53	(4)	6
Commercial Construction	9,210	3,101	-	3,347	2	2
Residential Construction	-	-	-	-	-	-
Commercial Real Estate	17,346	16,656	-	19,058	427	445
Residential Real Estate	4,729	3,953	-	5,054	150	142
Farmland	1,330	984	-	782	(19)	11
Consumer	181	173	-	215	7	10
Other	212	201	-	198	3	8

	33,452	25,507	-	29,510	572	638

With An Allowance Recorded
Commercial	99	99	99	527	-	-
Agricultural	-	-	-	-	-	-
Commercial Construction	210	139	59	1,993	-	-
Residential Construction	-	-	-	-	-	-
Commercial Real Estate	5,931	5,931	283	6,508	142	143
Residential Real Estate	4,106	3,349	605	1,751	66	70
Farmland	398	398	31	574	8	7
Consumer	-	-	-	-	-	-
Other	-	-	-	-	-	-

	10,744	9,916	1,077	11,353	216	220

Total
Commercial	493	493	99	1,330	6	14
Agricultural	50	45	-	53	(4)	6
Commercial Construction	9,420	3,240	59	5,340	2	2
Residential Construction	-	-	-	-	-	-
Commercial Real Estate	23,277	22,587	283	25,566	569	588
Residential Real Estate	8,835	7,302	605	6,805	216	212
Farmland	1,728	1,382	31	1,356	(11)	18
Consumer	181	173	-	215	7	10
Other	212	201	-	198	3	8

	$44,196	$35,423	$1,077	$40,863	$788	$858

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

Part I (Continued)
Item 1 (Continued)

(3) Loans (Continued)

The following table details impaired loan data as of September 30, 2013:

September 30, 2013
	Unpaid
	Contractual			Average	Interest	Interest
	Principal	Impaired	Related	Recorded	Income	Income
	Balance	Balance	Allowance	Investment	Recognized	Collected

With No Related Allowance Recorded
Commercial	$266	$265	$-	$98	$11	$14
Agricultural	-	-	-	13	-	-
Commercial Construction	8,335	5,010	-	2,220	17	23
Residential Construction	-	-	-	-	-	-
Commercial Real Estate	8,559	8,064	-	8,493	95	113
Residential Real Estate	7,378	5,830	-	2,022	157	152
Farmland	2,277	2,277	-	1,618	-	-
Consumer	295	281	-	141	12	14
Other	-	-	-	-	-	-

	27,110	21,727	-	14,605	292	316

With An Allowance Recorded
Commercial	1,465	1,465	108	1,280	14	19
Agricultural	-	-	-	-	-	-
Commercial Construction	5,924	3,473	573	4,386	-	-
Residential Construction	-	-	-	-	-	-
Commercial Real Estate	15,061	15,061	1,559	7,785	287	285
Residential Real Estate	2,804	2,804	774	3,331	65	64
Farmland	1,329	1,329	202	-	44	47
Consumer	-	-	-	-	-	-
Other	-	-	-	-	-	-

	26,583	24,132	3,216	16,782	410	415

Total
Commercial	1,731	1,730	108	1,378	25	33
Agricultural	-	-	-	13	-	-
Commercial Construction	14,259	8,483	573	6,606	17	23
Residential Construction	-	-	-	-	-	-
Commercial Real Estate	23,620	23,125	1,559	16,278	382	398
Residential Real Estate	10,182	8,634	774	5,353	222	216
Farmland	3,606	3,606	202	1,618	44	47
Consumer	295	281	-	141	12	14
Other	-	-	-	-	-	-

	$53,693	$45,859	$3,216	$31,387	$702	$731

Part I (Continued)
Item 1 (Continued)

(3) Loans (Continued)

Troubled Debt Restructurings (TDRs) are troubled loans on which the original terms of the loan have been modified in favor of the borrower due to deterioration in the borrower’s financial condition.  Each potential loan modification is reviewed individually and the terms of the loan are modified to meet the borrower’s specific circumstances at a point in time.  Not all loan modifications are TDRs.  Loan modifications are reviewed and approved by the Company’s senior lending staff, who then determine whether the loan meets the criteria for a TDR.  Generally, the types of concessions granted to borrowers that are evaluated in determining whether a loan is classified as a TDR include:

●	Interest rate reductions – Occur when the stated interest rate is reduced to a nonmarket rate or a rate the borrower would not be able to obtain elsewhere under similar circumstances.

●	Amortization or maturity date changes – Result when the amortization period of the loan is extended beyond what is considered a normal amortization period for loans of similar type with similar collateral.

●	Principal reductions – These are often the result of commercial real estate loan workouts where two new notes are created. The primary note is underwritten based upon our normal underwriting standards and is structured so that the projected cash flows are sufficient to repay the contractual principal and interest of the newly restructured note. The terms of the secondary note vary by situation and often involve that note being charged-off, or the principal and interest payments being deferred until after the primary note has been repaid. In situations where a portion of the note is charged-off during modification there is often no specific reserve allocated to those loans. This is due to the fact that the amount of the charge-off usually represents the excess of the original loan balance over the collateral value and the Company has determined there is no additional exposure on those loans.

As discussed in Note 1, Summary of Significant Accounting Policies, once a loan is identified as a TDR, it is accounted for as an impaired loan.  The Company had no unfunded commitments to lend to a customer that has a troubled debt restructured loan as of September 30, 2014.  The following tables present the number of loan contracts restructured during the three month and nine month period ended September 30, 2014 and 2013.  It shows the pre- and post-modification recorded investment as well as the number of contracts and the recorded investment for those TDRs modified during the previous twelve months which subsequently defaulted during the period.  Loans modified in a troubled debt restructuring are considered to be in default once the loan becomes 90 days past due.

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
Troubled Debt Restructurings
	# of Contracts	Pre-Modification	Post-Modification	# of Contracts	Pre-Modification	Post-Modification

Commercial Real Estate	-	$-	$-	2	$1,771	$1,775
Residential Real Estate	-	-	-	1	49	49
Farmland	-	-	-	1	401	401

Total Loans	-	$-	$-	4	$2,221	$2,225

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
Troubled Debt Restructurings
	# of Contracts	Pre-Modification	Post-Modification	# of Contracts	Pre-Modification	Post-Modification
Commercial Construction	-	$-	$-	2	229	226
Commercial Real Estate	-	-	-	1	226	226
Residential Real Estate	-	-	-	2	1,025	1,001

Total Loans	-	$-	$-	5	$1,480	$1,453

Part I (Continued)
Item 1 (Continued)

(3) Loans (Continued)

The company did not have any TDRs that subsequently defaulted for the three months and the nine months ended September 30, 2014.

(4)  Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses, segregated by class of loan, for the nine month period ended September 30, 2014 and September 30, 2013.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other loan categories and periodically may result in reallocation within the provision categories.

September 30, 2014
	Beginning				Ending
	Balance	Charge-Offs	Recoveries	Provision	Balance

Commercial and Agricultural
Commercial	$1,017	$(453)	$69	$29	$662
Agricultural	294	-	2	8	304

Real Estate
Commercial Construction	1,782	(1,541)	302	499	1,042
Residential Construction	138	-	-	-	138
Commercial	4,379	(761)	109	522	4,249
Residential	3,278	(670)	27	150	2,785
Farmland	312	(234)	20	6	104

Consumer and Other
Consumer	243	(274)	64	93	126
Other	363	-	14	1	378

	$11,806	$(3,933)	$607	$1,308	$9,788

Part I (Continued)
Item 1 (Continued)

(4)  Allowance for Loan Losses (Continued)

September 30, 2013
	Beginning				Ending
	Balance	Charge-Offs	Recoveries	Provision	Balance

Commercial and Agricultural
Commercial	$981	$(105)	$51	$95	$1,022
Agricultural	296	(27)	4	24	297

Real Estate
Commercial Construction	1,890	(1,779)	193	1,601	1,905
Residential Construction	138	-	-	-	138
Commercial	5,163	(1,865)	293	1,677	5,268
Residential	3,406	(535)	28	481	3,380
Farmland	291	(21)	22	19	311

Consumer and Other
Consumer	228	(333)	82	300	277
Other	344	(4)	10	3	353

	$12,737	$(4,669)	$683	$4,200	$12,951

The loss history period used at September 30, 2014 was based on the loss rate from the eight quarters ended June 30, 2014.

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

Since not all loans in the substandard category are considered impaired, this quarterly review process may result in the identification of specific reserves on nonimpaired loans.  Management considers those loans graded substandard, but not classified as impaired, to be higher risk loans and, therefore, makes specific allocations to the allowance for those loans if warranted.  The total of such loans is $12.7 million and $5.3 million as of September 30, 2014 and 2013, respectively.  Specific allowance allocations were made for these loans totaling $1.1 million and $295 thousand as of September 30, 2014 and 2013, respectively.  Since these loans are not considered impaired, both the loan balance and related specific allocation are included in the “Collectively Evaluated for Impairment” column of the following tables.

At September 30, 2014, there were impaired loans totaling $4.41 million below the $250,000 review threshold which were not individually reviewed for impairment.  Those loans were subject to the bank’s general loan loss reserve methodology and are included in the “Collectively Evaluated for Impairment” column of the following tables.  Likewise, at September 30, 2013, impaired loans totaling $3.34 million were below the $250,000 review threshold and were subject to the bank’s general loan loss reserve methodology and are included in the “Collectively Evaluated for Impairment” column of the following tables.

Part I (Continued)
Item 1 (Continued)

(4)  Allowance for Loan Losses (Continued)

The following tables present breakdowns of the allowance for loan losses, segregated by impairment methodology for September 30, 2014 and 2013:

September 30, 2014
	Ending Allowance Balance			Ending Loan Balance

	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
Commercial and Agricultural
Commercial	$99	$563	$662	$100	$46,381	$46,481
Agricultural	-	304	304	-	23,017	23,017

Real Estate
Commercial Construction	59	983	1,042	3,039	47,416	50,455
Residential Construction	-	138	138	-	9,700	9,700
Commercial	283	3,966	4,249	21,348	306,150	327,498
Residential	605	2,180	2,785	5,522	198,791	204,313
Farmland	31	73	104	1,009	49,392	50,401

Consumer and Other
Consumer	-	126	126	-	23,448	23,448
Other	-	378	378	-	7,968	7,968

Total End of Period Balance	$1,077	$8,711	$9,788	$31,018	$712,263	$743,281

September 30, 2013
	Ending Allowance Balance			Ending Loan Balance

	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
Commercial and Agricultural
Commercial	$108	$914	$1,022	$1,555	$47,607	$49,162
Agricultural	-	297	297	-	17,613	17,613

Real Estate
Commercial Construction	573	1,332	1,905	7,702	37,248	44,950
Residential Construction	-	138	138	-	4,680	4,680
Commercial	1,559	3,709	5,268	22,729	312,715	335,444
Residential	774	2,606	3,380	6,949	200,809	207,758
Farmland	202	109	311	3,583	45,705	49,288

Consumer and Other
Consumer	-	277	277	-	26,235	26,235
Other	-	353	353	-	12,914	12,914

Total End of Period Balance	$3,216	$9,735	$12,951	$42,518	$705,526	$748,044

Part I (Continued)
Item 1 (Continued)

(5)  Other Real Estate Owned

The aggregate carrying amount of Other Real Estate Owned (OREO) at September 30, 2014 and December 31, 2013 was $10,833 and $15,502, respectively.  All of the Company’s other real estate owned represents properties acquired through foreclosure or deed in lieu of foreclosure.  The following table details the change in OREO for the nine months ended September 30, 2014 and the year ended December 31, 2013.

	Nine Months Ended	Twelve Months Ended
	September 30, 2014	December 31, 2013

Balance, Beginning	$15,502	$15,941

Additions	2,652	10,251
Sales of OREO	(6,205)	(7,804)
Losses on Sale	(511)	(1,564)
Provision for Losses	(605)	(1,322)

Balance, Ending	$10,833	$15,502

(6) Deposits

The aggregate amount of overdrawn deposit accounts reclassified as loan balances totaled $451 and $401 as of September 30, 2014 and December 31, 2013.

Components of interest-bearing deposits as of September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013

Interest-Bearing Demand	$327,862	$357,291
Savings	58,626	54,095
Time, $100,000 and Over	215,332	220,673
Other Time	223,249	240,210
	$825,069	$872,269

At September 30, 2014 and December 31, 2013, the Company had brokered deposits of $25,528 and $26,580, respectively.  All of these brokered deposits represent Certificate of Deposits Account Registry Service (CDARS) reciprocal deposits.  The CDARS deposits are ones in which customers placed core deposits into the CDARS program for FDIC insurance coverage and the Company receives reciprocal brokered deposits in a like amount.  The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $100,000 was approximately $139,964 and $143,389 as of September 30, 2014 and December 31, 2013, respectively.

As of September 30, 2014 and December 31, 2013, the scheduled maturities of certificates of deposits are as follows:

Maturity	September 30, 2014	December 31, 2013
One Year and Under	$309,865	$322,971
One to Three Years	100,619	106,946
Three Years and Over	28,097	30,966
	$438,581	$460,883

Part I (Continued)
Item 1 (Continued)

(7) Other Borrowed Money

Other borrowed money at September 30, 2014 and December 31, 2013 is summarized as follows:

	September 30, 2014	December 31, 2013
Federal Home Loan Bank Advances	$40,000	$40,000

Advances from the Federal Home Loan Bank (FHLB) have maturities ranging from 2017 to 2020 and interest rates ranging from 0.48 percent to 4.75 percent.  As collateral on the outstanding FHLB advances, the Company has provided a blanket lien on its portfolio of qualifying residential first mortgage loans and commercial loans.  At September 30, 2014 the book value of those loans pledged was approximately $93,091.  At September 30, 2014 the Company had remaining credit availability from the FHLB of approximately $127,240.  The Company may be required to pledge additional qualifying collateral in order to utilize the full amount of the remaining credit line.

The aggregate stated maturities of other borrowed money at September 30, 2014 are as follows:

Year	Amount
2017	$9,000
2018	20,500
2019	8,000
2020	2,500
$40,000

The Company also has available federal funds lines of credit with various financial institutions totaling $43,500, none of which were outstanding at September 30, 2014.

The Company has the ability to borrow funds from the Federal Reserve Bank (FRB) of Atlanta utilizing the discount window.  The discount window is an instrument of monetary policy that allows eligible institutions to borrow money from the FRB on a short-term basis to meet temporary liquidity shortages caused by internal or external disruptions.  At September 30, 2014, the Company had borrowing capacity available under this arrangement, with no outstanding balances.  The Company would be required to pledge certain available-for-sale investment securities as collateral under this agreement.

In addition, at September 30, 2014, the Company had an available repurchase agreement line of credit with a third party totaling $50,000.  Use of this credit facility is subject to the underwriting and risk management policies of the third party in effect at the time of the request.  Such policies may take into consideration current market conditions, the current financial condition of the Company and the ability of the Company to provide adequate securities as collateral for the transaction, among other factors.

(8) Preferred Stock and Warrants

At September 30, 2014, the Company had 28,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the Preferred Stock) issued and outstanding with private investors.  The Company also had a warrant (the Warrant) to purchase up to 500,000 shares of the Company’s common stock outstanding with private investors.  Both the Preferred Stock and the Warrant originated in 2009 through transactions with the United States Department of the Treasury and were subsequently sold to the public through an auction process during 2013.

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

The Preferred Stock requires a cumulative cash dividend be paid quarterly at a rate of 9 percent per annum.  Prior to January 9, 2014 the annual dividend rate for the Preferred Stock was 5 percent.  On February 13, 2012, the Company announced the suspension of dividends on Preferred Stock.  Unpaid dividends on the Preferred Stock must be declared and set aside for the benefit of the holders of the Preferred Stock before any dividend may be declared on common stock.  At September 30, 2014 there were accumulated dividends in arrears of $5.14 million including accrued interest.

Part I (Continued)
Item 1 (Continued)

(9) Subordinated Debentures (Trust Preferred Securities)

			3 Month	Added	Total		5 Year
Description	Date	Amount	Libor Rate	Points	Rate	Maturity	Call Option
Colony Bankcorp Statutory Trust III	6/17/2004	$4,500	0.23460	2.68	2.91460	6/14/2034	6/17/2009
Colony Bankcorp Capital Trust I	4/13/2006	5,000	0.23310	1.50	1.73310	4/13/2036	4/13/2011
Colony Bankcorp Capital Trust II	3/12/2007	9,000	0.23310	1.65	1.88310	3/12/2037	3/12/2012
Colony Bankcorp Capital Trust III	9/14/2007	5,000	0.23610	1.40	1.63610	9/14/2037	9/14/2012

The Trust Preferred Securities are recorded as subordinated debentures on the consolidated balance sheets, but subject to certain limitations, qualify as Tier 1 Capital for regulatory capital purposes.  The proceeds from the offerings were used to fund certain acquisitions, pay off holding company debt and inject capital into the bank subsidiary.

On February 13, 2012, the Company announced the suspension of the quarterly interest payments on the Trust Preferred Securities.  Under the terms of the trust documents, the Company may defer payments of interest for up to 20 consecutive quarterly periods without default or penalty.  The regularly scheduled interest payments will continue to be accrued for payment in the future and reported as an expense in the current period.  At September 30, 2014, accrued but unpaid interest expense totaled $1.5 million.

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

At September 30, 2014 and December 31, 2013 the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	September 30, 2014	December 31, 2013

Loan Commitments	$73,061	$65,688
Letters of Credit	1,312	1,411

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

Federal Home Loan Bank Stock – The fair value of Federal Home Loan Bank stock approximates carrying value  and is classified as Level 1.

Loans – The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings.  For variable rate loans, the carrying amount is a reasonable estimate of fair value.  Most loans are classified as Level 2, but impaired loans with  a related allowance are classified as Level 3.

Bank-Owned Life Insurance – The carrying value of bank-owned life insurance policies approximate fair value  and is classified as Level 1.

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

Subordinated Debentures – Fair value approximates carrying value due to the variable interest rates of the  subordinated debentures.  Subordinate Debentures are classified as Level 1.

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

The carrying amount, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2014 and December 31, 2013 are as follows:

	Fair Value Measurements at
	September 30, 2014
	Carrying	Estimated	Level	Level	Level
	Value	Fair Value	1	2	3

Assets
Cash and Short-Term Investments	$34,514	$34,514	$34,514	$-	$-
Investment Securities Available for Sale	273,547	273,547	-	272,586	961
Investment Securities Held to Maturity	33	33	-	33	-
Federal Home Loan Bank Stock	2,831	2,831	2,831	-	-
Loans, Net	733,139	733,963	-	725,124	8,839
Bank-Owned Life Insurance	14,371	14,371	14,371	-	-

Liabilities
Deposits	941,200	942,872	502,619	440,253	-
Subordinated Debentures	24,229	24,229	24,229	-	-
Other Borrowed Money	40,000	42,038	-	42,038	-

	Fair Value Measurements at
	December 31, 2013
	Carrying	Estimated	Level	Level	Level
	Value	Fair Value	1	2	3

Assets
Cash and Short-Term Investments	$68,147	$68,147	$68,147	$-	$-
Investment Securities Available for Sale	263,258	263,258	-	262,317	941
Investment Securities Held to Maturity	37	37	-	37	-
Federal Home Loan Bank Stock	3,164	3,164	3,164	-	-
Loans, Net	739,052	741,112	-	729,436	11,676
Bank-Owned Life Insurance	10,165	10,165	10,165	-	-

Liabilities
Deposits	987,530	989,101	526,646	462,455	-
Subordinated Debentures	24,229	24,229	24,229	-	-
Other Borrowed Money	40,000	42,074	-	42,074	-

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis – The following table presents the recorded amount of the Company’s assets measured at fair value on a recurring and nonrecurring basis as of September 30, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall.  The table below includes only impaired loans with a specific reserve and only other real estate properties with a valuation allowance at September 30, 2014.  Those impaired loans and other real estate properties are shown net of the related specific reserves and valuation allowances.

Part I (Continued)
Item 1 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Total Fair	Identical Assets	Observable	Inputs
September 30, 2014	Value	(Level 1)	Inputs (Level 2)	(Level 3)

Recurring
Securities Available for Sale
U.S. Government Agencies
Mortgage-Backed	$270,010	$-	$270,010	$-
State, County and Municipal	3,537	-	2,576	961
	$273,547	$-	$272,586	$961

Nonrecurring
Impaired Loans	$8,839	$-	$-	$8,839

Other Real Estate	$5,347	$-	$-	$5,347

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Total Fair	Identical Assets	Observable	Inputs
December 31, 2013	Value	(Level 1)	Inputs (Level 2)	(Level 3)

Recurring
Securities Available for Sale
U.S. Government Agencies
Mortgage-Backed	$259,348	$-	$259,348	$-
State, County and Municipal	3,910	-	2,969	941
	$263,258	$-	$262,317	$941

Nonrecurring
Impaired Loans	$11,676	$-	$-	$11,676

Other Real Estate	$7,020	$-	$-	$7,020

Liabilities

The Company did not identify any liabilities that are required to be presented at fair value.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

The following table presents quantitative information about the significant unobservable inputs used in the fair value measurements for assets in level 3 of the fair value hierarchy measured on a nonrecurring basis at September 30, 2014 and December 31, 2013.  This table is comprised primarily of collateral dependent impaired loans and other real estate owned:

Part I (Continued)
Item 1 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

		Valuation	Unobservable	Range
	September 30, 2014	Techniques	Inputs	Weighted Avg
Impaired Loans
Real Estate
Commercial Construction	$80	Sales Comparison	Adjustment for Differences	(56.60%) - 20.10%
			Between the Comparable Sales	(18.25%)

			Management Adjustments for	0.00% - 10.00%
			Age of Appraisals and/or Current	5.00%
			Market Conditions

Residential Real Estate	2,744	Sales Comparison	Adjustment for Differences	(31.50%) - 171.70%
			Between the Comparable Sales	70.10%

			Management Adjustments for	0.00% - 10.00%
			Age of Appraisals and/or Current	5.00%
			Market Conditions

		Income Approach	Capitalization Rate	12.50%

Commercial Real Estate	5,648	Sales Comparison	Management Adjustment for	0.00% - 10.00%
			Age of Appraisals and/or Current	5.00%
			Market Conditions

		Income Approach	Capitalization Rate	11.00%

Farmland	367	Sales Comparison	Adjustment for Differences	(8.30%) - 252.50%
			Between the Comparable Sales	122.10%

			Management Adjustment for	10.00% - 50.00%
			Age of Appraisals and/or Current	30.00%
			Market Conditions

Other Real Estate Owned	5,347	Sales Comparison	Adjustment for Differences	(50.00%) - 955.90%
			Between the Comparable Sales	452.95%

			Management Adjustment for	0.33% - 78.01%
			Age of Appraisals and/or Current	35.48%
			Market Conditions

		Income Approach	Discount Rate	3.00%

Part I (Continued)
Item 1 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

		Valuation	Unobservable	Range
	December 31, 2013	Techniques	Inputs	Weighted Avg
Impaired Loans
Commercial	$1,019	Sales Comparison	Adjustment for Differences	0.00% - 15.00%
			Between the Comparable Sales	7.50%

			Management Adjustments for	10.00% - 50.00%
			Age of Appraisals and/or Current	30.00%
			Market Conditions

Real Estate
Commercial Construction	2,641	Sales Comparison	Adjustment for Differences	(16.00%) - 28.00%
			Between the Comparable Sales	6.00%

			Management Adjustments for	0.00% - 10.00%
			Age of Appraisals and/or Current	5.00%
			Market Conditions

		Income Approach	Capitalization Rate	8.50%

Residential Real Estate	1,323	Sales Comparison	Adjustment for Differences	0.00% - 46.00%
			Between the Comparable Sales	23.00%

			Management Adjustments for	0.00% - 25.00%
			Age of Appraisals and/or Current	12.50%
			Market Conditions

Commercial Real Estate	5,451	Sales Comparison	Adjustment for differences	(27.20%) - 216.80%
			Between the comparable Sales	94.80%

			Management Adjustments for	25.00% - 90.00%
			Age of Appraisals and/or Current	57.50%
			Market Conditions

		Income Approach	Capitalization Rate	11.00%

Farmland	1,242	Sales Comparison	Adjustment for Differences	(55.00%) -388.00%
			Between the Comparable Sales	166.50%

			Management Adjustments for	10.00% - 35.00%
			Age of Appraisals and/or Current	22.50%
			Market Conditions

Other Real Estate Owned	7,020	Sales Comparison	Adjustment for Differences	(10.00%) - 319.10%
			Between the Comparable Sales	154.55%

			Management Adjustment for	0.36% - 87.81%
			Age of Appraisals and/or Current	29.99%
			Market Conditions

		Income Approach	Discount Rate	10.00%

Part I (Continued)
Item 1 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

The table below presents a reconciliation and statement of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the nine months ended September 30, 2014 and the twelve months ended December 31, 2013.

	Available for Sale Securities
	September 30, 2014	December 31, 2013

Balance, Beginning	$941	$1,138
Transfers out of Level 3	-	(42)
Loss on OTTI Impairment Included in Noninterest Income	-	(367)
Unrealized Gains included in Other Comprehensive Income (Loss)	20	212

Balance, Ending	$961	$941

The Company’s policy is to recognize transfers in and transfers out of levels 1, 2 and 3 as of the end of a reporting period.  As of December 31, 2013, the Company transferred certain state, county and municipal securities out of level 3 and into level 2.  The transfers out of level 3 were the result of increased market activity for these types of securities, as well as more current credit ratings on these securities.  There were no transfers of securities between levels for the nine months ended September 30, 2014.

The following table presents quantitative information about recurring level 3 fair value measurements as of September 30, 2014.

		Valuation	Unobservable	Range
	Fair Value	Techniques	Inputs	Weighted Avg

State, County and Municipal	$961	Discounted Cash Flow	Discount Rate	N/A	*

* The Company relies on a third-party pricing service to value its municipal securities.  The details of the unobservable inputs and other adjustments used by the third-party pricing service were not readily available to the Company.

(12) Regulatory Capital Matters

The amount of dividends payable to the parent company from the subsidiary bank is limited by various banking regulatory agencies.  Upon approval by regulatory authorities, the Bank may pay cash dividends to the parent company in excess of regulatory limitations.  Additionally, in the third quarter of 2009, the Company suspended the payment of dividends to common shareholders.  At September 30, 2014, the Company is subject to certain regulatory restrictions that preclude the declaration of or payment of any dividends to its common stockholders, without prior approval from the Federal Reserve Bank.

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

Part I (Continued)
Item 1 (Continued)

(12) Regulatory Capital Matters (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  The amounts and ratios as defined in regulations are presented hereafter.  Management believes, as of September 30, 2014, the Company meets all capital adequacy requirements to which it is subject under the regulatory framework for prompt corrective action.  In the opinion of management, there are no conditions or events since prior notification of capital adequacy from the regulators that have changed the institution’s category.

The following table summarizes regulatory capital information as of September 30, 2014 and December 31, 2013 on a consolidated basis and for the subsidiary, as defined.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2014

Total Capital to Risk-Weighted Assets
Consolidated	$132,973	17.76%	$59,902	8.00%	NA	NA
Colony Bank	137,000	18.34	59,762	8.00	$74,703	10.00%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	123,608	16.51	29,951	4.00	NA	NA
Colony Bank	127,657	17.09	29,881	4.00	44,822	6.00

Tier 1 Capital to Average Assets
Consolidated	123,608	11.01	44,895	4.00	NA	NA
Colony Bank	127,657	11.40	44,799	4.00	55,999	5.00

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013

Total Capital to Risk-Weighted Assets
Consolidated	$129,569	17.06%	$60,791	8.00%	NA	NA
Colony Bank	131,024	17.29	60,638	8.00	$75,797	10.00%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	120,048	15.81	30,396	4.00	NA	NA
Colony Bank	121,521	16.03	30,319	4.00	45,478	6.00

Tier 1 Capital to Average Assets
Consolidated	120,048	10.57	45,419	4.00	NA	NA
Colony Bank	121,521	10.72	45,333	4.00	56,666	5.00

Part I (Continued)
Item 1 (Continued)

(12) Regulatory Capital Matters (Continued)

At September 30, 2014, the Bank continued to be subject to a board resolution (BR) which requires, among other things, that the Bank maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as follows:  Tier 1 capital to total average assets of 8% and total risk-based capital to total risk-weighted assets of 10% during the life of the BR.  Effective October 22, 2014, the Bank was released from the BR and any future reporting requirements of the BR.

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

(13) Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period.  Diluted earnings per share reflects the potential dilution of restricted stock and common stock warrants.  Net income available to common stockholders represents net income after preferred stock dividends.  The following table presents earnings per share for the three month and nine month period ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013

Numerator
Net Income Available to Common Stockholders	$1,384	$701	$3,533	$1,879

Denominator
Weighted Average Number of Common Shares Outstanding for Basic Earnings Per Common Share	8,439	8,439	8,439	8,439

Dilutive Effect of Potential Common Stock
Restricted Stock	-	-	-	-
Stock Warrants	-	-	-	-

Weighted-Average Number of Shares Outstanding for Diluted Earnings Per Common Share	8,439	8,439	8,439	8,439

Earnings Per Share - Basic	$0.16	$0.08	$0.42	$0.22

Earnings Per Share - Diluted	$0.16	$0.08	$0.42	$0.22

For the nine months ended September 30, 2014 and 2013, respectively, the Company has excluded 500 shares of common stock equivalents because the strike price of the common stock equivalents would cause them to have an anti-dilutive effect.

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

The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of September 30, 2014, and the consolidated results of operations for the nine months ended September 30, 2014.  This discussion should be read in conjunction with the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2014. Readers should also carefully review all other disclosures we file from time to time with the SEC.

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

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of September 30, 2014 and 2013, and results of operations for each of the nine months in the periods ended September 30, 2014 and 2013.  This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

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

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense.  Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities.  Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets.  Net income available to shareholders totaled $1.38 million, or $0.16 diluted per common share, in three months ended September 30, 2014 compared to net income available to shareholders of $701 thousand, or $0.08 diluted per common share, in three months ended September 30, 2013.  Net income available to shareholders totaled $3.53 million, or $0.42 diluted per common share, in nine months ended September 30, 2014 compared to net income available to shareholders of $1.88 million, or $0.22 diluted per common share, in nine months ended September 30, 2013.

Selected income statement data, returns on average assets and average common equity and dividends per share for the comparable periods were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
			$	%			$	%
	2014	2013	Variance	Variance	2014	2013	Variance	Variance

Taxable-equivalent net interest income	$9,768	$9,536	$232	2.43%	$28,547	$28,117	$430	1.53%
Taxable-equivalent adjustment	30	42	(12)	(28.57)	87	122	(35)	(28.69)

Net interest income	9,738	9,494	244	2.57	28,460	27,995	465	1.66
Provision for loan losses	500	1,500	(1,000)	(66.67)	1,308	4,200	(2,892)	(68.86)
Noninterest income	2,410	2,109	301	14.27	6,718	6,359	359	5.65
Noninterest expense	8,534	8,488	46	0.54	25,691	25,619	72	0.28

Income before income taxes	$3,114	$1,615	$1,499	92.82	$8,179	$4,535	$3,644	80.35
Income Taxes	1,033	535	498	93.08	2,625	1,532	1,093	71.34

Net income	$2,081	$1,080	$1,001	92.69	$5,554	$3,003	$2,551	84.95

Preferred stock dividends	697	379	318	83.91	2,021	1,124	897	79.80

Net income available to common shareholders	$1,384	$701	$683	97.43%	$3,533	$1,879	$1,654	88.03%

Net income available to common shareholders:
Basic	$0.16	$0.08	$0.08	100.00%	$0.42	$0.22	$0.20	90.91%
Diluted	$0.16	$0.08	$0.08	100.00%	$0.42	$0.22	$0.20	90.91%
Return on average assets	0.49%	0.25%	0.24%	96.00%	0.42%	0.22%	0.20%	90.91%
Return on average common equity	5.78%	3.09%	2.69%	87.06%	5.02%	2.67%	2.35%	88.01%

Net income from operations for three months ended September 30, 2014 increased $1.00 million, or 92.69 percent, compared to the same period in 2013.  The increase was primarily the result of an increase of $244 thousand in net interest income, a decrease of $1.0 million in provision for loan losses and an increase of $301 thousand in noninterest income.  This was offset by an increase of $498 thousand in income taxes and an increase of $46 thousand in noninterest expense.

Part I (Continued)
Item 2 (Continued)

Net income from operations for nine months ended September 30, 2014 increased $2.55 million, or 84.95 percent, compared to the same period in 2013.  The increase was primarily the result of an increase of $465 thousand in net interest income, an increase of $359 thousand in noninterest income, and a decrease of $2.89 million in provision for loan losses.  This was offset by an increase of $72 thousand in noninterest expense and an increase of $1.09 million in income taxes.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 80.16 percent of total revenue for nine months ended September 30, 2014 and 81.32 percent for the same period a year ago.

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

Part I (Continued)
Item 2 (Continued)

Rate/Volume Analysis

The rate/volume analysis presented hereafter illustrates the change from September 30, 2013 to September 30, 2014 for each component of the taxable equivalent net interest income separated into the amount generated through volume changes and the amount generated by changes in the yields/rates.

	Changes from September 30, 2013 to September 30, 2014
($ in thousands)	Volume	Rate	Total

Interest Income
Loans, Net-taxable	$(68)	$(1,170)	$(1,238)

Investment Securities
Taxable	87	981	1,068
Tax-exempt	(12)	(2)	(14)
Total Investment Securities	75	979	1,054

Interest-Bearing Deposits in other Banks	15	(4)	11

Federal Funds Sold	(3)	(1)	(4)

Other Interest - Earning Assets	(7)	33	26
Total Interest Income	12	(163)	(151)

Interest Expense
Interest-Bearing Demand and
Savings Deposits	77	(25)	52
Time Deposits	(174)	(461)	(635)
Subordinated Debentures	-	(1)	(1)
Other Borrowed Money	(9)	12	3

Total Interest Expense	(106)	(475)	(581)
Net Interest Income	$118	$312	$430

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

The Company maintains about 16 percent of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years.  The liabilities to fund assets are primarily in short term certificate of deposits that mature within one year.  The net interest margin increased to 3.60 percent for nine months ended September 30, 2014 compared to 3.59 percent for the same period a year ago.  We anticipate the net interest margin remaining relatively flat the remainder of 2014.

Taxable-equivalent net interest income for nine months ended September 30, 2014 increased $430 thousand, or 1.53 percent compared to the same period a year ago. The average volume of earning assets during nine months ended September 30, 2014 increased $12.20 million compared to the same period a year ago while over the same period the net interest margin increased by 1 basis point from 3.59 percent to 3.60 percent.  Growth in average earning assets during 2014 was primarily in interest bearing deposits and investments.

The average volume of loans decreased $1.62 million in nine months ended September 30, 2014 compared to the same period a year ago.  The average yield on loans decreased 21 basis points in nine months ended September 30, 2014 compared to the same period a year ago. The average volume of investment securities increased $9.09 million in nine months ended September 30, 2014 compared to the same year ago period, while the average yield on investment securities increased 45 basis points for the same period comparison.  The average volume of deposits increased $9.85 million in nine months ended September 30, 2014 compared to the same period a year ago, with interest-bearing deposits increasing $4.57 million in nine months ended September 30, 2014.  Accordingly, the ratio of average interest-bearing deposits to total average deposits was 87.82 percent in nine months ended September 30, 2014 compared to 88.25 percent in the same period a year ago.  This deposit mix, combined with a general decrease in market rates, had the effect of (i) decreasing the average cost of total deposits by 9 basis points in nine months ended September 30, 2014 compared to the same period a year ago and, (ii) mitigating a portion of the impact of decreasing yields on earning assets.

The Company’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.49 percent in nine months ended September 30, 2014 compared to 3.47 percent in the same period a year ago. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $1.31 million in the nine months ended September 30, 2014 compared to $4.20 million in the same period a year ago.   See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Part I (Continued)
Item 2 (Continued)

Noninterest Income

The components of noninterest income were as follows:

	Three Months Ended		$	%	Nine Months Ended		$	%
	September 30		Variance	Variance	September 30		Variance	Variance
	2014	2013			2014	2013

Service Charges on Deposit Accounts	$1,231	$1,236	$(5)	(0.40%)	$3,369	$3,484	$(115)	(3.30%)
Other Charges, Commissions and Fees	622	442	180	40.72	1,842	1,289	553	42.90
Mortgage Fee Income	130	117	13	11.11	311	377	(66)	(17.51)
Securities Gains (Losses)	-	-	-	-	1	(2)	3	150.00
Other	427	314	113	35.99	1,195	1,211	(16)	(1.32)

Total	$2,410	$2,109	$301	14.27%	$6,718	$6,359	$359	5.65%

Changes in these items and the other components of noninterest income are discussed in more detail below.

Mortgage Fee Income.  The volume of mortgage loans has been sluggish in 2014 compared to the same period in 2013.

Other Charges, Commissions and Fees. Significant amounts impacting the comparable periods was primarily attributed to ATM and debit card interchange fees which increased $514 thousand in 2014 compared to 2013.

Other.  Significant amounts impacting the comparable periods was primarily attributed to premiums on sale of guaranteed loans which decreased to $0 in 2014 compared to $352 thousand in 2013.   The income for bank owned life insurance increased $219 thousand from $68 thousand in 2013 to $287 thousand in 2014.

Noninterest Expense

The components of noninterest expense were as follows:

	Three Months Ended		$	%	Nine Months Ended		$	%
	September 30		Variance	Variance	September 30		Variance	Variance
	2014	2013			2014	2013

Salaries and Employee Benefits	$4,432	$4,178	$254	6.08%	$13,149	$12,496	$653	5.23%
Occupancy and Equipment	1,049	974	75	7.70	3,069	2,842	227	7.99
Other	3,053	3,336	(283)	(8.48)	9,473	10,281	(808)	(7.86)

Total	$8,534	$8,488	$46	0.54%	$25,691	$25,619	$72	0.28%

These items and the changes in the various components of noninterest expense are discussed in more detail below.

Salaries and Employee Benefits.  The increase is primarily attributable to merit pay increases.

Other.  Significant amounts impacting the comparable periods was primarily attributed to foreclosed property costs which decreased by $773 thousand from $2.60 million in 2013 compared to $1.83 million in 2014.  The FDIC assessment also decreased $367 thousand in 2014 compared to 2013.

Part I (Continued)
Item 2 (Continued)

Loans

The following table presents the composition of the Company’s loan portfolio as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013	$ Variance	% Variance

Commercial and Agricultural
Commercial	$46,481	$48,107	$(1,626)	(3.38)%
Agricultural	23,017	10,666	12,351	115.80
Real Estate
Commercial Construction	50,455	52,739	(2,284)	(4.33)
Residential Construction	9,700	6,549	3,151	48.11
Commercial	327,498	341,783	(14,285)	(4.18)
Residential	204,313	206,258	(1,945)	(0.94)
Farmland	50,401	47,035	3,366	7.16
Consumer and Other
Consumer	23,448	25,676	(2,228)	(8.68)
Other	7,968	12,405	(4,437)	(35.77)
Gross Loans	743,281	751,218	(7,937)	(1.06)
Unearned Interest and Fees	(354)	(360)	6	1.67
Allowance for Loan Losses	(9,788)	(11,806)	2,018	17.09
Net Loans	$733,139	$739,052	$(5,913)	(0.80)%

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

Part I (Continued)
Item 2 (Continued)

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

Collateral Concentrations.  Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions.  The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk, particularly with the current economic downturn in the real estate market.  At September 30, 2014, approximately 86 percent of the Company’s loan portfolio was concentrated in loans secured by real estate.  A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector.  In addition, a large portion of the Company’s foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions.  Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.

Nonperforming Assets and Potential Problem Loans

Nonperforming assets and accruing past due loans as of September 30, 2014, December 31, 2013 and September 30, 2013 were as follows:

	September 30, 2014	December 31, 2013	September 30, 2013

Loans Accounted for on Nonaccrual	$13,171	$24,114	$24,163
Loans Accruing Past Due 90 Days or More	7	4	2
Other Real Estate Foreclosed	10,833	15,502	16,106
Securities Accounted for on Nonaccrual	--	--	367
Total Nonperforming Assets	$24,011	$39,620	$40,638

Nonperforming Assets by Segment
Construction and Land Development	10,442	17,323	19,452
1-4 Family Residential	4,761	5,926	5,847
Multifamily Residential	392	335	463
Nonfarm Residential	6,513	12,441	9,004
Farmland	984	1,629	3,606
Commercial and Consumer	919	1,966	2,266
Total Nonperforming Assets	$24,011	$39,620	$40,638

Nonperforming Assets as a Percentage of:
Total Loans and Foreclosed Assets	3.18%	5.17%	5.32%
Total Assets	2.15%	3.45%	3.65%
Nonperforming Loans as a Percentage of:
Total Loans	1.77%	3.21%	3.23%
Supplemental Data:
Trouble Debt Restructured Loans
In Compliance with Modified Terms	20,076	20,715	21,202
Trouble Debt Restructured Loans
Past Due 30-89 Days	2,176	435	495
Accruing Past Due Loans:
30-89 Days Past Due	$12,559	$9,366	$12,682
90 or More Days Past Due	7	4	2
Total Accruing Past Due Loans	$12,566	$9,370	$12,684

Allowance for Loan Losses	$9,788	$11,806	$12,951
ALLL as a Percentage of:
Total Loans	1.32%	1.57%	1.73%
Nonperforming Loans	74.28%	48.95%	53.59%

Part I (Continued)
Item 2 (Continued)

Nonperforming assets include nonaccrual loans, loans past due 90 days or more, foreclosed real estate and nonaccrual securities.   Nonperforming assets at September 30, 2014 decreased 39.40 percent from December 31, 2013.

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

Part I (Continued)
Item 2 (Continued)

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

The allowance for loan losses is maintained at a level considered appropriate by management, based on estimated probable losses within the existing loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The provision for loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. The provision for loan losses decreased $1.0 million from $1.5 million in the three months ended September 30, 2013 to $500 thousand in the three months ended September 30, 2014.  The provision for loan losses charged to earnings was based upon management’s judgment of the amount necessary to maintain the allowance at an adequate level to absorb losses inherent in the loan portfolio at quarter-end.  The amount each period is dependent upon many factors, including changes in the risk ratings of the loan portfolio, net charge-offs, past due ratios, the value of collateral, and other environmental factors that include portfolio loan quality indicators; portfolio growth and composition of commercial real estate and concentrations; portfolio policies, procedures, underwriting standards, loss recognition, collection and recovery practices; local economic business conditions; and the experience, ability, and depth of lending management and staff.  Of significance to changes in the allowance during the third quarter 2014 was the provision of $500 thousand and net charge-offs of $1.18 million.  Net charge-offs for third quarter 2013 totaled $1.51 million.  As we begin to see stabilization in the economy and the housing and real estate market, we expect continued improvement in our substandard assets, including net charge-offs.

While the allowance for loan losses decreased from $11.81 million at December 31, 2013 to $9.79 million at September 30, 2014, the allowance percentage of total loans also decreased from 1.57 percent at December 31, 2013 to 1.32 percent of total loans at September 30, 2014.  The allowance for loan losses is inherently judgmental, nevertheless the Company’s methodology is consistently applied based on standards for current accounting by creditors for impairment of a loan and allowance allocations determined in accordance with accounting for contingencies.  Loans individually selected for impairment review consist of all loans classified substandard that are $250 thousand and over.  The remaining portfolio is analyzed based on historical loss data.  Loans selected for individual review where no individual impairment amount is identified do not receive any contribution to the allowance for loan losses based on historical data.  Historical loss rates are updated quarterly to provide the annual loss rate which is applied to the appropriate portfolio grades.  In addition, environmental factors as discussed earlier are evaluated for any adjustments needed to the allowance for loan losses determination produced by individual loan impairment analysis and remaining portfolio segmentation analysis.  The allowance for loan losses determination is based on reviews throughout the year and an environmental analysis at quarter end.

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

Part I (Continued)
Item 2 (Continued)

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the nine month periods ended September 30, 2014 and September 30, 2013.

	September 30, 2014		September 30, 2013
	Average	Average	Average	Average
($ in thousands)	Amount	Rate (1)	Amount	Rate (1)

Noninterest-Bearing Demand Deposits	$116,804		$111,527
Interest-Bearing Demand and Savings Deposits	391,551	0.35%	363,033	0.36%
Time Deposits	450,373	0.84%	474,322	0.97%

Total Deposits	$958,728	0.54%	$948,882	0.63%

(1)	Average rate is an annualized rate.

Average deposits increased $9.85 million to $958.73 million at September 30, 2014 from $948.88 million at September 30, 2013.  The change included a decrease of $23.95 million, or 5.05 percent, related to time deposits.  Accordingly the ratio of average noninterest-bearing deposits to total average deposits was 12.18 percent for nine months ended September 30, 2014 compared to 11.75 percent for nine months ended September 30, 2013.  The general decrease in market rates, had the effect of (i) decreasing the average cost of total deposits by 9 basis points in nine months ended September 30, 2014 compared to the same period a year ago; and (ii) mitigating a portion of the impact of decreasing yields on earning assets.

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

Loan Commitments. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for possible loan losses. Loan commitments outstanding at September 30, 2014 are included in the table in Footnote 10.

Capital and Liquidity

At September 30, 2014, stockholders’ equity totaled $96.3 million compared to $90.0 million at December 31, 2013. In addition to net income of $5.55 million, other significant changes in stockholders’ equity during nine months ended September 30, 2014 included $2.02 million of preferred stock dividends declared.  The accumulated other comprehensive income (loss) component of stockholders’ equity totaled $(6.3) million at September 30, 2014 compared to $(9.08) million at December 31, 2013. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale. Under regulatory requirements the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios.  Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. Tier 1 capital consists of common stock and qualifying preferred stockholders’ equity and trust preferred securities less goodwill.  Tier 2 capital consists of certain convertible, subordinated and other qualifying debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets.  The Company has no Tier 2 capital other than the allowance for loan losses.

Part I (Continued)
Item 2 (Continued)

Using the capital requirements presently in effect, the Tier 1 ratio as of September 30, 2014 was 16.51 percent and total Tier 1 and 2 risk-based capital was 17.76 percent.  Both of these measures compare favorably with the regulatory minimum to be adequately capitalized of 4 percent for Tier 1 and 8 percent for total risk-based capital.  The Company’s Tier 1 leverage ratio as of September 30, 2014 was 11.01 percent, which exceeds the required ratio standard of 4 percent.

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

The investment portfolio provides a ready means to raise cash if liquidity needs arise.  As of September 30, 2014, the Company held $273.5 million in bonds (excluding FHLB stock), at current market value in the available for sale portfolio.  At December 31, 2013, the available for sale bond portfolio totaled $263.3 million.  Only marketable investment grade bonds are purchased.  Although most of the banks’ bond portfolios are encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for a sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it primarily determines the Company’s liquidity posture.  Colony had ratios of loans to deposits of 78.97 percent as of September 30, 2014 and 76.1 percent at December 31, 2013.  Management employs alternative funding sources when deposit balances will not meet loan demands.  The ratios of loans to all funding sources (excluding Subordinated Debentures) at September 30, 2014 and December 31, 2013 were 75.8 percent and 73.1 percent, respectively.  Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources.  The stability of the banks’ core deposit base is an important factor in Colony’s liquidity position.  A heavy percentage of the deposit base is comprised of accounts of individuals and small businesses with comprehensive banking relationships and limited volatility.  At September 30, 2014 and December 31, 2013, Colony had $215.3 million and $220.7 million in certificates of deposit of $100,000 or more.  These larger deposits represented 22.9 percent and 22.3 percent of respective total deposits.  Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed.  Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

As of September 30, 2014, the Company had $25.5 million, or 2.71 percent of total deposits, in brokered certificates of deposit attracted by external third parties as included in Footnote 6.  Additionally, Colony uses external wholesale or Internet services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed.  As of September 30, 2014, the Company had $21.63 million, or 2.30 percent of total deposits in internet deposits.

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

The Bank operated under a Memorandum of Understanding (MOU) beginning November 23, 2010 until October 4, 2013, when it was released.  As of September 30, 2014 the Bank continues to be subject to an informal Board Resolution (BR) which requires the Bank to obtain written consent of its regulators to declare or pay any cash dividends.

The Bank has also agreed to have and maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as follows:  Tier 1 capital to total average assets of 8% and total risk-based capital to total risk-weighted assets of 10%.  At September 30, 2014, the Bank’s capital ratios were 11.40% and 18.34%, respectively.

Return on Assets and Stockholders’ Equity

The following table presents selected financial ratios for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013

Return on Average Assets (1)	0.49%	0.25%	0.42%	0.22%

Return on Average Total Equity (1)	5.78%	3.09%	5.02%	2.67%

Average Total Equity to Average Assets	8.56%	8.21%	8.32%	8.44%

(1)	Computed using annualized net income available to common shareholders.

Part I (Continued)
Item 3
Item 3 - Quantitative and Qualitative Disclosures About Market Risk

AVERAGE BALANCE SHEETS	Nine Months Ended			Nine Months Ended
	September 30, 2014			September 30, 2013
	Average	Income/	Yields/	Average	Income/	Yields/
($ in thousands)	Balances	Expense	Rates	Balances	Expense	Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Interest and fees
Taxable (1)	$739,864	$29,872	5.38%	$741,483	$31,110	5.59%
Investment Securities
Taxable	282,947	3,590	1.69%	273,532	2,522	1.23%
Tax-Exempt (2)	2,519	89	4.71%	2,847	103	4.82%
Total Investment Securities	285,466	3,679	1.72%	276,379	2,625	1.27%
Interest-Bearing Deposits	16,605	32	0.26%	9,774	21	0.29%
Federal Funds Sold	11,880	23	0.26%	13,599	27	0.26%
Interest-Bearing Other Assets	2,931	85	3.87%	3,312	59	2.38%
Total Interest-Earning Assets	1,056,746	$33,691	4.25%	1,044,547	$33,842	4.32%
Non-interest-Earning Assets
Cash and Cash Equivalents	19,107			9,577
Allowance for Loan Losses	(11,295)			(13,323)
Other Assets	62,067			72,831
Total Noninterest-Earning Assets	69,879			69,085
Total Assets	$1,126,625			$1,113,632
Liabilities and Stockholders' Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$391,551	$1,040	0.35%	$363,033	$988	0.36%
Other Time	450,373	2,829	0.84%	474,322	3,464	0.97%
Total Interest-Bearing Deposits	841,924	3,869	0.61%	837,355	4,452	0.71%
Other Interest-Bearing Liabilities
Other Borrowed Money	40,000	888	2.96%	40,399	885	2.92%
Subordinated Debentures	24,229	387	2.13%	24,229	388	2.14%
Federal Funds Purchased and Repurchase Agreements	-	-	0.00%	46	-	-
Total Other Interest-Bearing Liabilities	64,229	1,275	2.65%	64,674	1,273	2.62%
Total Interest-Bearing Liabilities	906,153	$5,144	0.76%	902,029	$5,725	0.85%
Noninterest-Bearing Liabilities and
Stockholders' Equity
Demand Deposits	116,804			111,527
Other Liabilities	9,895			6,093
Stockholders' Equity	93,773			93,983
Total Noninterest-Bearing Liabilities and Stockholders' Equity	220,472			211,603
Total Liabilities and Stockholders' Equity	$1,126,625			$1,113,632

Interest Rate Spread			3.49%			3.47%
Net Interest Income		$28,547			$28,117
Net Interest Margin			3.60%			3.59%

(1)	The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable equivalent adjustments totaling $57 and $87 for nine month periods ended September 30, 2014 and 2013, respectively, are included in tax-exempt interest on loans.

(2)	Taxable-equivalent adjustments totaling $30 and $35 for nine month periods ended September 30, 2014 and 2013, respectively, are included in tax-exempt interest on investment securities. The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

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

During the quarter ended September 30, 2014, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

31.2 Certificate of Chief Financial Officer Pursuant to Section 302 of Sarbanes–Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1 Articles of Incorporation, as Amended

-filed as Exhibit 9.01 to the Registrant’s Current Report on Form 8-K (File No. 000-12436), filed with the Commission on May 30, 2014 and incorporated herein by reference.

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

Colony Bankcorp, Inc.

/s/ Edward P. Loomis, Jr.
Date: November 3, 2014	Edward P. Loomis, Jr.,
President and Chief Executive Officer

/s/ Terry L. Hester
Date: November 3, 2014	Terry L. Hester,
Executive Vice President and Chief Financial Officer