Form 10-K
period 2014-12-31
COLONY BANKCORP INC
filed 2015-03-10
CIK 711669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Fee Required)
For the Fiscal Year Ended December 31, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(No Fee Required)
For the Transition Period from _____________to ______________

Commission File Number 000-12436

COLONY BANKCORP, INC.
(Exact Name of Registrant Specified in its Charter)

Georgia	58-1492391
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

115 South Grant Street	31750
Fitzgerald, Georgia	(Zip Code)
(Address of Principal Executive Offices)

(229) 426-6000
Issuer’s Telephone Number, Including Area Code

Securities Registered Pursuant to Section 12(b) of the Act:  None.

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $1.00	The NASDAQ Stock Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):   Yes☐   No  ☒

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of June 30, 2014:  $38,656,770 based on stock price of $6.31.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:  8,439,258 shares of $1.00 par value common stock as of March 10, 2015.

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

Part I
Item 1

Business

COLONY BANKCORP, INC.

General

Colony Bankcorp, Inc. (the “Company” or “Colony”) is a Georgia business corporation which was incorporated on November 8, 1982. The Company was organized for the purpose of operating as a bank holding company under the Federal Bank Holding Company Act of 1956, as amended, and the bank holding company laws of Georgia (Georgia Laws 1976, p. 168, et. seq.). On July 22, 1983, the Company, after obtaining the requisite regulatory approvals, acquired 100 percent of the issued and outstanding common stock of Colony Bank (formerly Colony Bank of Fitzgerald and The Bank of Fitzgerald), Fitzgerald, Georgia, through the merger of the Bank with a subsidiary of the Company which was created for the purpose of organizing the Bank into a one-bank holding company.  Since that time, Colony Bank has operated as a wholly-owned subsidiary of the Company.  Our business is conducted primarily through our wholly-owned subsidiary, which provides a broad range of banking services to its retail and commercial customers.  The company headquarters are located at 115 South Grant Street, Fitzgerald, Georgia 31750, its telephone number is 229-426-6000 and its Internet address is http://www.colonybank.com.  We operate twenty-nine domestic banking offices and one corporate operations office and, at December 31, 2014, we had approximately $1.15 billion in total assets, $746.1 million in total loans, $979.3 million in total deposits and $99.0 million in stockholder’s equity.  Deposits are insured, up to applicable limits, by the Federal Deposit Insurance Corporation.

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

Employees

On December 31, 2014, the Company had a total of 311 full-time and 9 part-time employees.  We consider our relationship with our employees to be satisfactory.

The Company has a noncontributory profit-sharing plan covering all employees subject to certain minimum age and service requirements.  The Company reinstated contributions in 2014.  In addition, the Company maintains a comprehensive employee benefit program providing, among other benefits, hospitalization, major medical, life insurance and disability insurance.  Management considers these benefits to be competitive with those offered by other financial institutions in our market area.  Colony’s employees are not represented by any collective bargaining group.

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

Cumulative dividends on the Preferred Shares accrued at a rate of 5 percent per annum for the first five years from initial issuance and accrue at a rate of 9 percent per annum thereafter. The Preferred Shares continue to have no maturity date and rank senior to the Company’s Common Stock. The Preferred Shares continue to be redeemable at the option of the Company at 100 percent of their liquidation preference, plus any accrued and unpaid dividends.

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

BUSINESS

Recent Developments

The Bank operated under a Memorandum of Understanding (“MOU”) from November 23, 2010 until October 1, 2013 when the MOU was lifted by regulatory agencies and replaced with a Board Resolution (BR) to ensure that the Bank’s overall condition remains satisfactory.  The BR was lifted by regulatory agencies effective October 22, 2014 and there are currently no agreements in place with regulatory agencies.

Prior to October 22, 2014, the BR required the Bank to develop, implement, and maintain various processes to improve the Bank’s risk management of its loan portfolio, reduce adversely classified assets in accordance with certain timeframes, limit the extension of additional credit to borrowers with adversely classified loans subject to certain exceptions, adopt a written plan to properly monitor and reduce the Bank’s commercial real estate concentration, continue to maintain the Bank’s loan loss provision and review its adequacy at least quarterly, and formulate and implement a written plan to improve and maintain earnings to be forwarded for review by the Georgia Department and FDIC.  The Bank was also required to obtain approval before any cash dividends can be paid.

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

Dividends

The Company is a legal entity separate and distinct from the Bank.  The principal source of the Company’s cash flow, including cash flow to pay dividends to its stockholders, is dividends that the Bank pays to it.  Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Company as well as to the Company’s payment of dividends to its stockholders.  While the Bank operated under a Board Resolution until October 22, 2014 when the Board Resolution was lifted, the Bank was required to obtain approval from the Georgia Department of Revenue and the FDIC before any dividends could be paid.  The Bank was granted approval by these regulators on November 15, 2014 to pay a dividend of $12 million to the Company.

As of December 31, 2014, the Company has obtained approval from its regulators to declare and pay scheduled dividend payments on its equity securities and interest on its junior subordinated debentures in each instance where it has sought such approval, except for the requests to pay (i) the dividend payment on the TARP preferred stock due on February 15, 2012 and (ii) the interest payments on its four series of junior subordinated debentures due on March 19, 2012, March 30, 2012, April 2, 2012 and April 30, 2012, respectively, all of which were denied by the regulators because of a lack of funds at the Company to make such payments. With approval of the $12 million dividend, the Company was able to reinstate payments on its Preferred Stock dividends and the interest due on its junior subordinated debentures.  As of December 31, 2014, the Company is current on all scheduled payments.

Part I (Continued)
Item 1 (Continued)

As of December 31, 2014, the Bank had sought regulatory approval three times to declare and pay a cash dividend to the Company. On one occasion, in the first quarter of 2012, the Bank’s request was denied. On the second occasion, in the fourth quarter of 2012, the Bank’s request was approved. The Bank therefore declared and paid a cash dividend to the Company in the first quarter of 2013. On the third occasion, in the fourth quarter of 2014, the Bank’s request was approved.  The Bank therefore declared and paid a cash dividend to the Company in the fourth quarter of 2014.

The Company used the dividend proceeds for general corporate purposes and payment of dividends on its Preferred Stock and payment of interest on its junior subordinated debentures.  The Bank does not have to seek regulatory approval for dividends to the Company as long as the dividend payment does not exceed one-half of prior year earnings.  Any request that exceeds one-half of prior year Bank earnings would require regulatory approval.  The Company cannot give any assurances that such future requests will receive approval or whether such approvals will contain similar restrictions that the proceeds therefore may not be used to pay dividends on the Company’s equity securities or interest on its junior subordinated debentures.

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

Under the current capital requirements, there are three fundamental capital ratios: a total risk-based capital ratio, a Tier 1 risk-based capital ratio, and a Tier 1 leverage ratio. To be deemed “well capitalized” a bank must have a total risk-based capital ratio, a Tier 1 risk-based capital ratio, and a Tier 1 leverage ratio of at least ten percent, six percent, and five percent, respectively. There is currently no Tier 1 leverage requirement for a holding company to be deemed well-capitalized. At December 31, 2014, the respective capital ratios of the Company and the Bank exceeded the minimum percentage requirements to be deemed “well-capitalized” for regulatory purposes.

Part I (Continued)
Item 1 (Continued)

	December 31, 2014
	Amount	Percent
Leverage Ratio
Actual	$127,220	11.18%
Well-Capitalized Requirement	56,886	5.00
Minimum Required (1)	45,509	4.00
Risk Based Capital:
Tier 1 Capital
Actual	127,220	16.78
Well-Capitalized Requirement	37,899	5.00
Minimum Required (1)	30,320	4.00
Total Capital
Actual	136,022	17.95
Well-Capitalized Requirement	75,799	10.00
Minimum Required (1)	60,639	8.00

(1)	Represents the minimum requirement. Institutions that are contemplating acquisitions or anticipating or experiencing significant growth may be required to maintain a substantially higher leverage ratio.

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

Part I (Continued)
Item 1 (Continued)

Legislative and Regulatory Developments

The implementation and effect of legislation and regulations enacted since 2008 in response to the U.S. economic downturn and financial industry instability continued in 2014 as modest recovery returned to many institutions in the banking sector. Many institutions, including the Company, have exited Treasury investments under the TARP, and certain provisions of the Dodd-Frank Act are effective and have been fully implemented, including the revisions in the deposit insurance assessment base for FDIC insurance and the permanent increase in coverage to $250,000; the permissibility of paying interest on business checking accounts; the removal of barriers to interstate branching and required disclosure and shareholder advisory votes on executive compensation. Action in 2013 to implement the final Dodd-Frank Act provisions included (i) final new capital rules, (ii) a final rule to implement the so called Volcker Rule restrictions on certain proprietary trading and investment activities and (iii) final rules and increased enforcement action by the CFPB.

The New Capital Rule and Minimum Capital Ratios

In July 2013, the federal bank regulatory agencies adopted final regulations which revised their risk-based and leverage capital requirements for banking organizations to meet requirements of the Dodd-Frank Act and to implement international agreements reached by the Basel Committee on Banking Supervision intended to improve both the quality and quantity of banking organizations’ capital (“Basel III”). Although many of the rules contained in these final regulations are applicable only to large, internationally active banks, some of them will apply on a phased-in basis to all banking organizations, including the Company and the Bank.

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

Management believes that, as of December 31, 2014, the Company and the Bank would meet all applicable capital requirements under the new capital rules on a fully phased-in basis if such requirements were currently in effect (see “Legislative and Regulatory Developments”).

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

Final Volcker Rule

In December 2013, the federal bank regulatory agencies adopted final rules that implement a part of the Dodd-Frank Act commonly referred to as the “Volcker Rule.” Under these rules and subject to certain exceptions, banking entities, including the Company and the Bank, will be restricted from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered “covered funds.” These rules became effective on April 1, 2014. Certain collateralized debt obligations (“CDO”) securities backed by trust preferred securities were initially defined as covered funds subject to the investment prohibitions of the final rule. Action taken by the Federal Reserve in January 2014 exempted many such securities to address the concern that many community banks holding such CDO securities may have been required to recognize losses on those securities.

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

Part I (Continued)
Item 1 (Continued)

Deposit Insurance

The FDIC is an independent federal agency that insures deposits through the Deposit Insurance Fund (the “DIF”) up to prescribed statutory limits of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the Bank’s depositors. The termination of deposit insurance for a bank would also result in the revocation of the Bank’s charter by the DBF. The Bank’s FDIC insurance expense totaled $966 thousand for 2014. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures or if the FDIC otherwise determines, we may be required to pay even higher FDIC premiums. Any future increases in FDIC insurance premiums may have a material and adverse effect on our earnings and could have a material adverse effect on the value of, or market for, our common stock.

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

Iran Sanctions Related Disclosure

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) to the Securities Exchange Act of 1934, as amended, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities during the period covered by this Annual Report on Form 10-K. Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us. We do not believe we and our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during fiscal year 2014.

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

Legal Proceedings

The Company and its subsidiary may become parties to various legal proceedings arising from the normal course of business.  As of December 31, 2014, there are no material pending legal proceedings to which Colony or its subsidiary are a party or of which any of its property is the subject.

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

Year Ended December 31, 2014	High	Low	Close

Fourth Quarter	8.00	6.30	7.88
Third Quarter	7.13	6.00	6.70
Second Quarter	6.31	5.45	6.31
First Quarter	6.50	5.90	6.13

Year Ended December 31, 2013

Fourth Quarter	6.40	5.81	6.10
Third Quarter	7.47	5.85	5.85
Second Quarter	7.50	5.21	6.81
First Quarter	5.95	3.55	5.45

No cash dividends were paid on its common stock in 2013 or 2014.  The Company’s board of directors suspended the payment of dividends in the third quarter of 2009.  For a description of the restrictions and limitations on the Company’s ability to pay dividends, please see “Dividends” on Page 18.

As of December 31, 2014, the Company had approximately 1,898 common stockholders of record.

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

Issuer Purchase of Equity Securities

The Company purchased no shares of the Company’s common stock during the quarter ended December 31, 2014.

Part II (Continued)
Item 6

Selected Financial Data

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in Thousands, except per share data)
Selected Balance Sheet Data
Total Assets	$1,146,898	$1,148,551	$1,139,397	$1,195,376	$1,275,658
Total Loans, Net of Unearned Interest and Fees	745,733	750,857	746,816	716,264	813,189
Total Deposits	979,303	987,529	979,685	999,985	1,059,124
Investment Securities	274,624	263,295	268,342	303,937	303,886
Federal Home Loan Bank Stock	2,831	3,164	3,364	5,398	6,064
Stockholders’ Equity	99,027	89,954	95,759	96,613	92,959
Selected Income Statement Data
Interest Income	44,762	45,186	47,289	51,793	58,738
Interest Expense	6,799	7,497	11,016	16,806	21,523

Net Interest Income	37,963	37,689	36,273	34,987	37,215
Provision for Loan Losses	1,308	4,485	6,785	8,250	13,350
Other Income	9,125	8,377	9,733	9,951	10,006
Other Expense	34,980	34,617	35,379	33,051	33,856

Income (Loss) Before Tax	10,800	6,964	3,842	3,637	15
Income Tax Expense (Benefit)	3,268	2,335	1,201	1,104	(459)

Net Income (Loss)	7,532	4,629	2,641	2,533	474
Preferred Stock Dividends	2,689	1,509	1,435	1,400	1,400

Net Income (Loss) Available to Common Stockholders	$4,843	$3,120	$1,206	$1,133	$(926)

Weighted Average Common Shares Outstanding	8,439	8,439	8,439	8,439	8,149
Shares Outstanding	8,439	8,439	8,439	8,439	8,443
Intangible Assets	$152	$188	$224	$259	$295
Dividends Declared	-	-	-	-	-
Average Assets	1,128,052	1,118,071	1,139,814	1,205,891	1,269,607
Average Stockholders’ Equity	94,751	93,358	96,541	94,737	94,452
Net Charge-Offs	4,312	5,416	9,698	20,880	16,471
Reserve for Loan Losses	8,802	11,806	12,737	15,650	28,280
OREO	10,402	15,502	15,941	20,445	20,208
Nonperforming Loans	18,341	24,118	29,855	38,837	28,921
Nonperforming Assets	28,743	39,620	46,162	59,708	49,262
Average Interest-Earning Assets	1,057,608	1,048,185	1,066,333	1,132,523	1,199,216
Noninterest-Bearing Deposits	128,340	115,261	123,967	94,269	102,959

Part II (Continued)
Item 6 (Continued)

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in Thousands, except per share data)
Per Share Data:
Net Income (Loss) Per Common Share (Diluted)	$0.57	$0.37	$0.14	$0.13	$(0.11)
Common Book Value Per Share	8.42	7.34	8.05	8.17	7.75
Tangible Common Book Value Per Share	8.40	7.32	8.02	8.14	7.72
Dividends Per Common Share	0.00	0.00	0.00	0.00	0.00
Profitability Ratios:
Net Income (Loss) to Average Assets	0.43%	0.28%	0.11%	0.09%	(0.07)%
Net Income (Loss) to Average Stockholders’ Equity	5.11	3.34	1.25	1.20	(0.98)
Net Interest Margin	3.60	3.61	3.41	3.11	3.12
Loan Quality Ratios:
Net Charge-Offs to Total Loans	0.58	0.72	1.30	2.92	2.03
Reserve for Loan Losses to Total Loans and OREO	1.16	1.54	1.67	2.12	3.39
Nonperforming Assets to Total Loans and OREO	3.80	5.17	6.05	8.10	5.91
Reserve for Loan Losses to Nonperforming Loans	47.99	48.95	42.66	40.30	97.78
Reserve for Loan Losses to Total Nonperforming Assets	30.62	29.80	27.59	26.21	57.41
Liquidity Ratios:
Loans to Total Deposits (2)	76.15	76.03	76.23	71.63	76.78
Loans to Average Earning Assets (2)	70.51	71.63	70.04	63.24	67.81
Noninterest-Bearing Deposits to Total Deposits	13.11	11.67	12.65	9.43	9.72
Capital Adequacy Ratios:
Common Stockholders’ Equity to Total Assets	6.20	5.39	5.96	5.77	5.13
Total Stockholders’ Equity to Total Assets	8.63	7.83	8.40	8.08	7.29
Dividend Payout Ratio	0.00	0.00	0.00	0.00	NM (1)

(1)	Not meaningful due to net loss recorded.
(2)	Total loans, net of unearned interest and fees.

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

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of December 31, 2014 and 2013, and results of operations for each of the years in the three-year period ended December 31, 2014. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 34 percent  federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.

Dollar amounts in tables are stated in thousands, except for per share amounts.

Part II (Continued)
Item 7 (Continued)

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense.  Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities.  Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets.  Net income (loss) available to common shareholders totaled $4.84 million, or $0.57 per diluted common share in 2014, compared to $3.12 million, or $0.37 per diluted common share in 2013, and to $1.21 million, or $0.14 per diluted common share in 2012.

Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

			$	%			$	%
	2014	2013	Variance	Variance	2013	2012	Variance	Variance

Taxable-equivalent net interest income	$38,080	$37,859	$221	0.58%	$37,859	$36,417	$1,442	3.96%
Taxable-equivalent adjustment	117	170	(53)	(31.18)	170	144	26	18.06

Net interest income	37,963	37,689	274	0.73	37,689	36,273	1,416	3.90
Provision for loan losses	1,308	4,485	(3,177)	(70.84)	4,485	6,785	(2,300)	(33.90)
Noninterest income	9,125	8,377	748	8.93	8,377	9,733	(1,356)	(13.93)
Noninterest expense	34,980	34,617	363	1.05	34,617	35,379	(762)	(2.15)

Income before income taxes	$10,800	$6,964	$3,836	55.08	$6,964	$3,842	$3,122	81.26
Income Taxes	3,268	2,335	933	39.96	2,335	1,201	1,134	94.42

Net income	$7,532	$4,629	$2,903	62.71%	$4,629	$2,641	$1,988	75.27%

Preferred stock dividends	$2,689	$1,509	$1,180	78.20%	$1,509	$1,435	$74	5.16%

Net income available to common shareholders	$4,843	$3,120	$1,723	55.22%	$3,120	$1,206	$1,914	158.71%

Net income available to common shareholders:
Basic	$0.57	$0.37	$0.20	54.05%	$0.37	$0.14	$0.23	164.29%
Diluted	$0.57	$0.37	$0.20	54.05%	$0.37	$0.14	$0.23	164.29%
Return on average assets (1)	0.43%	0.28%	0.15%	53.57%	0.28%	0.11%	0.17%	154.55%
Return on average common equity (1)	5.11%	3.34%	1.77%	52.99%	3.34%	1.25%	2.09%	167.20%

(1)	Computed using net income available to common shareholders.

Part II (Continued)
Item 7 (Continued)

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 80.62 percent of total revenue during 2014 and 81.82 percent during 2013.

Net interest margin is the taxable-equivalent net interest income as a percentage of average earning assets for the period.  The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Company’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit is currently 3.25 percent and has been for the past four years.  The federal funds rate moves similar to prime rate with interest rates currently at 0.25 percent and has been for the past four years.  We anticipate the Federal Reserves interest rate to remain flat the first part of 2015 with a potential increase the latter part of 2015.

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

	Changes From 2013 to 2014 (a)			Changes From 2012 to 2013 (a)
	Volume	Rate	Total	Volume	Rate	Total
Interest Income
Loans, Net-Taxable	$(175)	$(1,484)	$(1,659)	$1,327	$(1,908)	$(581)

Investment Securities
Taxable	122	1,044	1,166	(145)	(1,263)	(1,408)
Tax-Exempt	(22)	(4)	(26)	(20)	4	(16)
Total Investment Securities	100	1,040	1,140	(165)	(1,259)	(1,424)

Interest-Bearing Deposits in Other Banks	18	(3)	15	(19)	3	(16)
Federal Funds Sold	(6)	(1)	(7)	(60)	-	(60)
Other Interest - Earning Assets	(9)	43	34	(18)	22	4
Total Interest Income	(72)	(405)	(477)	1,065	(3,142)	(2,077)

Interest Expense
Interest-Bearing Demand and Savings Deposits	100	(37)	63	141	(64)	77
Time Deposits	(263)	(508)	(771)	(892)	(2,101)	(2,993)
Total Interest Expense On Deposits	(163)	(545)	(708)	(751)	(2,165)	(2,916)

Other Interest-Bearing Liabilities
Federal Funds Purchased and Repurchase Agreements	-	-	-	(136)	(430)	(566)
Subordinated Debentures	-	1	1	-	(37)	(37)
Other Debt	(9)	18	9	-	-	-

Total Interest Expense	(9)	19	10	(887)	(2,632)	(3,519)
Net Interest Income (Loss)	$100	$121	$221	$1,952	$(510)	$1,442

(a)	Changes in net interest income for the periods, based on either changes in average balances or changes in average rates for interest-earning assets and interest-bearing liabilities, are shown on this table. During each year there are numerous and simultaneous balance and rate changes; therefore, it is not possible to precisely allocate the changes between balances and rates. For the purpose of this table, changes that are not exclusively due to balance changes or rate changes have been attributed to rates.

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

The Company maintains about 15.6 percent of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years.  The liabilities to fund assets are primarily in short term certificates of deposit that mature within one year.  While the Federal Reserve rates have remained unchanged since 2008, we have seen the net interest margin change to 3.60 percent for 2014, compared to 3.61 percent for 2013 and to 3.41 percent for 2012.  We have seen our net interest margin reach a low of 3.47 percent for first quarter 2014 to a high of 3.73 percent for third quarter 2014.

Taxable-equivalent net interest income for 2014 increased by $221 thousand, or 0.58 percent, compared to 2013 while taxable-equivalent net interest income for 2013 increased by $1.44 million, or 3.96 percent, compared to 2012.  The average volume of earning assets during 2014 increased $9.42 million compared to 2013 while over the same period the net interest margin dropped to 3.60 percent from 3.61 percent.  The average volume of earning assets during 2013 decreased $18.15 million compared to 2012 while over the same period the net interest margin increased to 3.61 percent from 3.41 percent.  The change in the net interest margin in 2014 and 2013 was primarily driven by reduction in the cost of funds.  The increase in average earning assets in 2014 was in securities and interest-bearing deposits.  The decline in average earning assets in 2013 affected each category of assets except loans, while the significant decrease was primarily in average investment securities.

The average volume of loans decreased $3.14 million in 2014 compared to 2013, and increased $22.76 million in 2013 compared to 2012.  The average yield on loans decreased 20 basis points in 2014 compared to 2013 and decreased 26 basis points in 2013 compared to 2012. The average volume of deposits increased $5.7 million while other borrowings decreased $331 thousand in 2014 compared to 2013.  The average volume of deposits decreased $16.38 million while other borrowings decreased $3.41 million in 2013 compared to 2012.  Demand deposits made up $5.8 million of the increase in average deposits in 2014 and interest-bearing deposits made up $27.1 million of the decrease in average deposits in 2013.

Part II (Continued)
Item 7 (Continued)

Accordingly, the ratio of average interest-bearing deposits to total average deposits was 87.6 in 2014, 88.2 percent in 2013 and 89.5 percent in 2012. This deposit mix, combined with a general decrease in interest rates, had the effect of (i) decreasing the average cost of total deposits by 8 basis points in 2014 compared to 2013 and decreasing the average cost of total deposits by 29 basis points in 2013 compared to 2012, and (ii) mitigating a portion of the impact of decreasing yields on earning assets on the Company’s net interest income.

The Company’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.49 percent in 2014 compared to 3.50 percent in 2013 and 3.27 percent in 2012. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Quantitative and Qualitative Disclosures About Interest Rate Sensitivity included elsewhere in this report.

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $1.31 million in 2014 compared to $4.49 million in 2013 and $6.79 million in 2012.  See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Noninterest Income

The components of noninterest income were as follows:

			$	%			$	%
	2014	2013	Variance	Variance	2013	2012	Variance	Variance

Service Charges on Deposit Accounts	$4,568	$4,691	$(123)	(2.62)%	$4,691	$3,573	$1,118	31.29%
Other Charges, Commissions and Fees	2,469	1,725	744	43.13	1,725	1,515	210	13.86
Mortgage Fee Income	420	484	(64)	(13.22)	484	400	84	21.00
Securities Gains (Losses)	24	(364)	388	(106.59)	(364)	2,837	(3,201)	(112.83)
Gain on Sale of SBA Loans	-	635	(635)	(100.00)	635	306	329	107.52
Other	1,644	1,206	438	36.32	1,206	1,102	104	9.44

Total	$9,125	$8,377	$748	8.93%	$8,377	$9,733	$(1,356)	(13.93)%

Mortgage Fee Income.  The volume of mortgage loans has been sluggish in 2014 compared to the same period in 2013 which contributed to a slight decrease in mortgage fee income.  The increase in 2013 compared to 2012 was due to increased mortgage loan activity due to an initiative to increase mortgage lending opportunities given the low interest rate environment.

Other Charges, Commissions and Fees. Significant amounts impacting the comparable periods was primarily attributed to ATM and debit card interchange fees which increased $701 thousand in 2014 compared to 2013.

Part II (Continued)
Item 7 (Continued)

Other.  Significant amounts impacting the comparable periods was primarily attributed to the income for bank owned life insurance which increased $217 thousand in 2014 compared to 2013.

Noninterest Expense

The components of noninterest expense were as follows:

			$	%			$	%
	2014	2013	Variance	Variance	2013	2012	Variance	Variance

Salaries and Employee Benefits	$17,508	$16,692	$816	4.89%	$16,692	$15,565	$1,127	7.24%
Occupancy and Equipment	4,063	3,795	268	7.06	3,795	3,878	(83)	(2.14)
Directors' Fees	392	417	(25)	(6.00)	417	465	(48)	(10.32)
Legal and Professional Fees	786	721	65	9.02	721	1,086	(365)	(33.61)
Foreclosed Property	2,701	3,918	(1,217)	(31.06)	3,918	5,613	(1,695)	(30.20)
FDIC Assessment	966	1,322	(356)	(26.93)	1,322	1,498	(176)	(11.75)
Advertising	652	508	144	28.35	508	423	85	20.09
Software	925	853	72	8.44	853	789	64	8.11
Telephone	736	778	(42)	(5.40)	778	745	33	4.43
ATM/Card Processing	866	641	225	35.10	641	511	130	25.44
Other	5,385	4,972	413	8.31	4,972	4,806	166	3.45

Total	$34,980	$34,617	$363	4.05%	$34,617	$35,379	$(762)	(2.15)%

Salaries and Employee Benefits.  The increase in 2014 is primarily attributable to the Company reinstating their contribution to the profit sharing plan in the amount of $401,497 and the remainder of the increase is due to merit pay increases.

Foreclosed Property.  The decrease in foreclosed property and repossession expense for 2014 is primarily attributable to the decrease in the volume of OREO.

Part II (Continued)
Item 7 (Continued)

Sources and Uses of Funds

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the assets in which those funds are invested as a percentage of the Company’s average total assets for the period indicated. Average assets totaled $1.13 billion in 2014 compared to $1.12 billion in 2013 and $1.14 billion in 2012.

	2014		2013		2012
Sources of Funds:
Deposits:
Noninterest-Bearing	$118,452	10.5%	$112,667	10.1%	$101,896	8.9%
Interest-Bearing	840,608	74.5%	840,646	75.2%	867,794	76.1%
Federal Funds Purchased and Repurchase Agreements	2	-%	34	-%	-	-%
Subordinated Debentures and Other Borrowed Money	64,229	5.7%	64,528	5.8%	67,974	6.0%
Other Noninterest-Bearing
Liabilities	10,010	0.9%	6,838	0.6%	5,609	0.5%
Equity Capital	94,751	8.4%	93,358	8.3%	96,541	8.5%

Total	$1,128,052	100.0%	$1,118,071	100.0%	$1,139,814	100.0%

Uses of Funds:
Loans (Net of Allowance)	$730,643	64.8%	$731,280	65.4%	$706,091	62.0%
Investment Securities	284,474	25.2%	275,689	24.7%	284,261	24.9%
Federal Funds Sold	12,551	1.1%	14,969	1.3%	38,877	3.4%
Interest-Bearing Deposits	16,193	1.4%	9,625	0.9%	17,046	1.5%
Other Interest-Earning Assets	2,906	0.3%	3,275	0.3%	4,277	0.4%
Other Noninterest-Earning Assets	81,285	7.2%	83,233	7.4%	89,262	7.8%

Total	$1,128,052	100.0%	$1,118,071	100.0%	$1,139,814	100.0%

Deposits continue to be the Company’s primary source of funding.  Over the comparable periods, the relative mix of deposits continues to be high in interest-bearing deposits.  Interest-bearing deposits totaled 87.6 percent of total average deposits in 2014 compared to 88.2 percent 2013 and 89.5 percent in 2012.

The Company primarily invests funds in loans and securities.  Loans continue to be the largest component of the Company’s mix of invested assets.  Loan demand decreased in 2014 as total loans were $746.1 million at December 31, 2014, down 0.68 percent, compared to loans of $751.2 million at December 31, 2013, while total loans at December 31, 2013, up 0.6 percent, compared to loans of $747.1 million at December 31, 2012.  See additional discussion regarding the Company’s loan portfolio in the section captioned “Loans” on the following page.  The majority of funds provided by deposits have been invested in loans.

Part II (Continued)
Item 7 (Continued)

Loans

The following table presents the composition of the Company’s loan portfolio as of December 31 for the past five years.

	2014	2013	2012	2011	2010
Commercial and Agricultural
Commercial	$50,960	$48,107	$55,684	$48,986	$53,220
Agricultural	16,689	10,666	6,211	8,422	10,552

Real Estate
Commercial Construction	51,259	52,739	53,808	58,546	72,309
Residential Construction	11,221	6,549	5,852	3,530	4,373
Commercial	332,231	341,783	334,386	315,281	362,878
Residential	203,753	206,258	203,845	193,638	207,472
Farmland	49,951	47,034	49,057	48,225	52,778

Consumer and Other
Consumer	22,820	25,676	29,778	30,449	33,564
Other	7,210	12,406	8,429	9,244	16,104
	746,094	751,218	747,050	716,321	813,250

Unearned Interest and Fees	(362)	(360)	(234)	(57)	(61)
Allowances for Loan Losses	(8,802)	(11,806)	(12,737)	(15,650)	(28,280)

Loans	$736,930	$739,052	$734,079	$700,614	$784,909

The following table presents total loans as of December 31, 2014 according to maturity distribution and/or repricing opportunity on adjustable rate loans.

Maturity and Repricing Opportunity

One Year or Less	$338,824
After One Year through Three Years	225,710
After Three Years through Five Years	127,257
Over Five Years	54,303

$746,094

Overview.  Loans totaled $746.1 million at December 31, 2014, down 0.68 percent from December 31, 2013 loans of $751.2 million.  The majority of the Company’s loan portfolio is comprised of the real estate loans.  Commercial and residential real estate which is primarily 1-4 family residential properties and nonfarm nonresidential properties, made up 71.84 percent and 72.95 percent of total loans, real estate construction loans made up 8.37 percent and 7.89 percent while commercial and agricultural loans made up 9.07 percent and 7.82 percent of total loans at December 31, 2014 and December 31, 2013, respectively.

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

Commercial purpose, commercial real estate, and agricultural loans are underwritten similar to other loans throughout the Company.  The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location.  This diversity helps reduce the company’s exposure to adverse economic events that affect any single market or industry.  Management monitors and evaluates commercial real estate loans based on collateral, geography, and risk grade criteria.  The Company also utilizes information provided by third-party agencies to provide additional insight and guidance about economic conditions and trends affecting the markets it serves.

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

Commercial and Agricultural.  Commercial and agricultural loans at December 31, 2014 increased 15.1 percent to $67.6 million from December 31, 2013 at $58.8 million.  The Company’s commercial and agricultural loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Company’s loan policy guidelines.

Part II (Continued)
Item 7 (Continued)

Industry Concentrations. As of December 31, 2014 and December 31, 2013, there were no concentrations of loans within any single industry in excess of 10 percent of total loans, as segregated by Standard Industrial Classification code (“SIC code”). The SIC code is a federally designed standard industrial numbering system used by the Company to categorize loans by the borrower’s type of business.

Collateral Concentrations.  Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions.  The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk, particularly with the current economic downturn in the real estate market.  At December 31, 2014, approximately 87 percent of the Company’s loan portfolio was concentrated in loans secured by real estate.  A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector.  In addition, a large portion of the Company’s foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions.  Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.

Large Credit Relationships.   The Company is currently in eighteen counties in central, south and coastal Georgia and includes metropolitan markets in Dougherty, Lowndes, Houston, Chatham and Muscogee counties.  As a result, the Company originates and maintains large credit relationships with several commercial customers in the ordinary course of business.  The Company considers large credit relationships to be those with commitments equal to or in excess of $5.0 million prior to any portion being sold.  Large relationships also include loan participations purchased if the credit relationship with the agent is equal to or in excess of $5.0 million.  In addition to the Company’s normal policies and procedures related to the origination of large credits, the Company’s Executive Loan Committee and Director Loan Committee must approve all new and renewed credit facilities which are part of large credit relationships.  The following table provides additional information on the Company’s large credit relationships outstanding at December 31, 2014 and December 31, 2013.

	December 31, 2014			December 31, 2013
	Number of	Period End Balances		Number of	Period End Balances

	Relationships	Committed	Outstanding	Relationships	Committed	Outstanding

Large Credit Relationships:
$10 million and greater	-	$-	$-	1	$10,023	$10,023
$5 million to $9.9 million	14	93,931	86,305	11	76,306	69,672

Maturities and Sensitivities of Loans to Changes in Interest Rates.  The following table presents the maturity distribution of the Company’s loans at December 31, 2014. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate.

	Due in One Year or Less	After One, but Within Three Years	After Three, but Within Five Years	After Five Years	Total

Loans with fixed interest rates	$257,277	$210,273	$110,129	$52,347	$630,026
Loans with floating interest rates	81,547	15,437	17,128	1,956	116,068

Total	$338,824	$225,710	$127,257	$54,303	$746,094

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

Nonperforming Assets and Potential Problem Loans

Year-end nonperforming assets and accruing past due loans were as follows:

	2014	2013	2012	2011	2010

Loans Accounted for on Nonaccrual	$18,334	$24,114	$29,851	$38,822	$28,902
Loans Accruing Past Due 90 Days or More	7	4	4	15	19
Other Real Estate Foreclosed	10,402	15,502	15,941	20,445	20,208
Securities Accounted for on Nonaccrual	-	-	366	426	132
Total Nonperforming Assets	$28,743	$39,620	$46,162	$59,708	$49,261

Nonperforming Assets by Segment
Construction and Land Development	9,655	17,323	23,832	35,467	21,962
1-4 Family Residential	8,237	5,926	7,153	4,589	4,966
Multifamily Residential	173	335	627	744	325
Nonfarm Residential	8,375	12,441	10,421	15,353	18,884
Farmland	1,449	1,629	2,413	676	2,051
Commercial and Consumer	854	1,966	1,716	2,879	1,073
Total Nonperforming Assets	$28,743	$39,620	$46,162	$59,708	$49,261

Nonperforming Assets as a Percentage of:
Total Loans and Foreclosed Assets	3.80%	5.17%	6.05%	8.10%	5.91%
Total Assets	2.51%	3.45%	4.05%	4.99%	3.86%
Nonperforming Loans as a Percentage of:
Total Loans	2.46%	3.21%	4.00%	5.42%	3.56%

Supplemental Data:
Trouble Debt Restructured Loans In Compliance with Modified Terms	$19,229	$20,715	$24,870	$29,839	$26,556
Trouble Debt Restructured Loans Past Due 30-89 Days	757	435	1,377	611	1,048
Accruing Past Due Loans:
30-89 Days Past Due	9,701	9,366	14,911	7,161	19,740
90 or More Days Past Due	7	4	4	15	19
Total Accruing Past Due Loans	$9,708	$9,370	$14,915	$7,176	$19,759

Allowance for Loan Losses	$8,802	$11,806	$12,737	$15,650	$28,280
ALLL as a Percentage of:
Total Loans	1.18%	1.57%	1.70%	2.18%	3.48%
Nonperforming Loans	47.99%	48.95%	42.66%	40.30%	97.78%

Nonperforming assets include nonaccrual loans, loans past due 90 days or more, foreclosed real estate and nonaccrual securities.  Nonperforming assets at December 31, 2014 decreased 27.45 percent from December 31, 2013.

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

Foreclosed assets represent property acquired as the result of borrower defaults on loans. Foreclosed assets are recorded at estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for loan losses. On an ongoing basis, properties are appraised as required by market indications and applicable regulations. Write-downs are provided for subsequent declines in value and are included in other non-interest expense along with other expenses related to maintaining the properties.

Allowance for Loan Losses

The allowance for loan losses represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans.  The allowance for loan losses includes allowance allocations calculated in accordance with current U.S. accounting standards.  The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Management utilizes its best judgment and information available in determining the allowance for loan losses; however, the determination of this estimate is inherently judgmental.  The ultimate adequacy of the allowance may be affected by a variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolio, the economy, changes in interest rates, changes in collateral values and the view of the regulatory authorities toward loan classifications.

The Company’s methodology for determining the allowance for loan losses consists of specific valuation allowances established for probable losses on specific loans and historical valuation allowances, adjusted for qualitative factors, for other loans with similar risk characteristics.

Part II (Continued)
Item 7 (Continued)

The allowances established for probable losses on specific loans are the result of management’s quarterly review of substandard loans with an outstanding balance of $250,000 or more.  This review process usually involves regional credit officers along with local lending officers reviewing the loan for impairment.  Specific valuation allowances are determined after considering the borrower’s financial condition, collateral deficiencies, and economic conditions affecting the borrower’s industry, among other things.  In the case of collateral dependent loans, collateral shortfall is most often based upon local market real estate value estimates.  This review process is performed at the subsidiary bank level and is reviewed at the parent Company level.

Once the loan becomes impaired, it is removed from the pool of loans covered by the general reserve and reviewed individually for exposure as described above.  In cases where the individual review reveals no exposure, no reserve is recorded for that loan, either through an individual reserve or through a general reserve.  If, however, the individual review of the loan does indicate some exposure, management often charges off this exposure, rather than recording a specific reserve.  In these instances, a loan which becomes nonperforming could actually reduce the allowance for loan losses.  Those loans deemed uncollectible, are transferred to our problem loan department for workout, foreclosure and/or liquidation.  The problem loan department obtains a current appraisal on the property in order to record the fair market value (less selling expenses) when the property is foreclosed on and moved into other real estate.

The allowances established for the remainder of the loan portfolio are based on historical loss factors, adjusted for certain qualitative factors, which are applied to groups of loans with similar risk characteristics.  Real estate loans are segregated into thirteen separate groups with the remainder of loans grouped according to risk grade.  Most of the Company’s charge-offs during the past two years have been real estate dependent loans and we believe the segmentation of real estate loans into these thirteen groups provides more accuracy in determining the allowance for loan losses.  The historical loss ratios applied to these groups of loans are updated quarterly based on actual charge-off experience.    The historical loss ratios are further adjusted by qualitative factors including the following:  changes in the risk ratings of the loan portfolio, level of net charge-offs of, past due loan ratios, the value of collateral, portfolio loan quality indicators; portfolio growth rates, level of commercial real estate loans, loan concentrations; portfolio policies and procedures, underwriting standards, effectiveness of our loss recognition processes, collection and recovery practices; local economic business conditions; and the experience, ability, and depth of lending management and staff.

Management evaluates the adequacy of the allowance for each of these components on a quarterly basis.  Peer comparisons, industry comparisons, and regulatory guidelines are also used in the determination of the general valuation allowance.  Loans identified as losses by management, internal loan review, and/or bank examiners are charged off.  Additional information about the Company’s allowance for loan losses is provided in the Notes to the Consolidated Financial Statements for Allowance for Loan Losses.

Part II (Continued)
Item 7 (Continued)

The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.  The allocation of the allowance to each category is subjective and is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

	2014		2013		2012		2011		2010
	Reserve	%*	Reserve	%*	Reserve	%*	Reserve	%*	Reserve	%*

Commercial and Agricultural
Commercial	$497	7%	1,017	6%	981	7%	1,071	7%	4,415	7%
Agricultural	304	2%	294	2%	296	1%	297	1%	698	1%

Real Estate
Commercial Construction	1,223	7%	1,782	7%	1,890	7%	3,123	8%	4,126	8%
Residential Construction	138	1%	138	1%	138	1%	138	1%	520	1%
Commercial	3,665	45%	4,380	46%	5,163	45%	6,448	44%	8,030	45%
Residential	2,425	27%	3,278	27%	3,406	27%	3,695	27%	5,942	25%
Farmland	104	7%	312	6%	291	7%	365	7%	944	7%

Consumer and Other
Consumer	67	3%	243	3%	228	4%	205	4%	3,074	4%
Other	379	1%	362	2%	344	1%	308	1%	531	2%
	$8,802	100%	$11,806	100%	$12,737	100%	$15,650	100%	$28,280	100%

*	Percentage represents the loan balance in each category expressed as a percentage of total end of period loans.

Part II (Continued)
Item 7 (Continued)

The following table presents an analysis of the Company’s loan loss experience for the periods indicated.

	2014	2013	2012	2011	2010
Allowance for Loan Losses at Beginning of Year	$11,806	$12,737	$15,650	$28,280	$31,401

Charge-Offs
Commercial	625	121	653	842	469
Agricultural	-	34	3	455	256
Commercial Construction	1,543	2,071	4,106	6,957	4,648
Residential Construction	-	-	-	1	-
Commercial	1,327	2,873	4,326	12,492	7,459
Residential	1,034	706	961	1,705	2,930
Farmland	233	21	225	60	272
Consumer	342	398	169	223	549
Other	-	4	11	115	1,040

	5,104	6,228	10,454	22,850	17,623
Recoveries
Commercial	76	56	140	128	80
Agricultural	3	6	-	454	2
Commercial Construction	485	253	209	557	185
Residential Construction	-	-	-	-	-
Commercial	90	298	233	528	142
Residential	31	65	47	149	440
Farmland	20	22	5	1	7
Consumer	72	94	82	145	246
Other	15	18	40	8	50

	792	812	756	1,970	1,152

Net Charge-Offs	4,312	5,416	9,698	20,880	16,471

Provision for Loans Losses	1,308	4,485	6,785	8,250	13,350

Allowance for Loan Losses at End of Year	$8,802	$11,806	$12,737	$15,650	$28,280

Ratio of Net Charge-Offs to Average Loans	0.58%	0.73%	1.34%	2.74%	1.90%

The allowance for loan losses decreased from $11.81 million, or 1.57 percent of total loans at December 31, 2013 to $8.80 million, or 1.18 percent of total loans at December 31, 2014.  This decrease is consistent with the decrease in the Company’s level of nonperforming loans from $24.11 million at December 31, 2013  to $18.34 million at December 31, 2014.  The provision for loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors.  Significant changes in the allowance during 2014 was the reduction in the provision for loan losses in 2014 to $1.31 million from $4.49 million in 2013, or a reduction of $3.18 million.  Significant changes  in the allowance during 2013 was the reduction in the net charge-offs in 2013 to $5.42 million from $9.70 million in 2012.  The Company believes that collection efforts have reduced impaired loans and the reduction in net charge-offs runs parallel with the improvement in the substandard assets.  As we begin to see stabilization in the economy and the housing and real estate market, we expect continued improvement in our substandard assets, including net charge-offs.  There were no charge-offs or recoveries related to foreign loans during any of the periods presented.

Part II (Continued)
Item 7 (Continued)

Investment Portfolio

The following table presents carrying values of investment securities held by the Company as of December 31, 2014, 2013 and 2012.

	2014	2013	2012
Obligations of States and Political Subdivisions	$3,560	$3,947	$4,046
Corporate Obligations	-	-	1,105
Asset-Backed Securities	-	-	132

Investment Securities	3,560	3,947	5,283

Mortgage-Backed Securities	271,064	259,348	263,059
Total Investment Securities and Mortgage-Backed Securities	$274,624	$263,295	$268,342

The following table represents expected maturities and weighted-average yields of investment securities held by the Company as of December 31, 2014.  (Mortgage-backed securities are based on the average life at the projected speed, while State and Political Subdivisions reflect anticipated calls being exercised.)

			After 1 Year But		After 5 Years But
	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Mortgage-Backed Securities	$1,957	0.28%	$180,678	1.65%	$83,916	1.75%	$4,513	2.71%
Obligations of State and Political Subdivisions	747	2.39%	1,388	3.42%	1,425	2.47%	-	-%

Total Investment Portfolio	$2,704	0.86%	$182,066	1.66%	$85,341	1.76%	$4,513	2.71%

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

At December 31, 2014, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10 percent of the Company’s stockholders’ equity.

The average yield of the securities portfolio was 1.71 percent in 2014 compared to 1.36 percent in 2013 and 1.82 percent in 2012.  The increase in the average yield from 2013 to 2014 was primarily attributed to the adjustment in amortization resulting from the deceleration of prepayment speeds.  The decrease in the average yield from 2012 to 2013 primarily resulted from the turnover of the securities portfolio resulting in the investment of new funds at lower rates.

Part II (Continued)
Item 7 (Continued)

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the years 2014, 2013 and 2012.

	2014		2013		2012
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
Noninterest-Bearing Demand Deposits	$118,452		$112,667		$101,896
Interest-Bearing Demand and Savings	394,615	0.35%	366,974	0.36%	329,984	0.38%
Time Deposits	445,993	0.83%	473,672	0.95%	537,810	1.39%
Total Deposits	$959,060	0.53%	$953,313	0.61%	$969,690	0.90%

The following table presents the maturities of the Company’s time deposits as of December 31, 2014.

	Time Deposits $100,000 or Greater	Time Deposits Less Than $100,000	Total
Months to Maturity
3 or Less	$39,442	$52,207	$91,649
Over 3 through 6	32,458	38,813	71,271
Over 6 through 12	68,932	70,733	139,665
Over 12 Months	69,671	55,991	125,662

	$210,503	$217,744	$428,247

Average deposits increased $5.75 million in 2014 compared to 2013 and decreased $16.38 million in 2013 compared to 2012.  The increase in 2014 included $27.64 million, or 7.53 percent in interest-bearing demand and savings deposits while, at the same time, noninterest bearing deposits increased $5.79 million, or 5.13 percent and time deposits decreased $27.68 million, or 5.84 percent.  The decrease in 2013 included $64.14 million, or 11.93 percent in time deposits while, at the same time, noninterest bearing deposits increased $10.77 million, or 10.57 percent and interest-bearing demand and savings deposits increased $36.99 million, or 11.21 percent.  Accordingly, the ratio of average noninterest-bearing deposits to total average deposits was 12.35 in 2014, 11.82 percent in 2013 and 10.51 percent in 2012.  The general decrease in market rates in 2014 had the effect of (i) decreasing the average cost of interest-bearing deposits by 8 basis points in 2014 compared to 2013 and (ii) mitigating a portion of the impact of decreasing yields on earning assets in the Company’s net interest income in 2014.  The general decrease in market rates in 2013 had the effect of (i) decreasing the average cost of interest-bearing deposits by 32 basis points in 2013 compared to 2012 and (ii) mitigating a portion of the impact of decreasing yields on earning assets in the Company’s net interest income in 2013.

Part II (Continued)
Item 7 (Continued)

Total average interest-bearing deposits decreased $38 thousand, or 0.01 percent in 2014 compared to 2013 and decreased $27.1 million, or 3.1 percent in 2013 compared to 2012.  This decrease was primarily attributed to the decrease in time deposit accounts.

The Company supplements deposit sources with brokered deposits.  As of December 31, 2014, the Company had $26.3 million, or 2.69 percent of total deposits, in brokered certificates of deposit attracted by external third parties.  Additional information is provided in the Notes to Consolidated Financial Statements for Deposits.

Off-Balance-Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of December 31, 2014. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements.

Payments Due by Period

	1 Year or Less	More than 1 Year but Less Than 3 Years	3 Years or More but Less Than 5 Years	5 Years or More	Total
Contractual Obligations:
Subordinated Debentures	$-	$-	$-	$24,229	$24,229
Federal Home Loan Bank Advances	-	9,000	28,500	2,500	40,000
Operating Leases	129	113	-	-	242
Deposits with Stated Maturity Dates	302,585	98,219	27,317	126	428,247

	302,714	107,332	55,817	26,855	492,718

Other Commitments:
Loan Commitments	68,742	-	-	-	68,742
Standby Letters of Credit	1,762	-	-	-	1,762

	70,504	-	-	-	70,504
Total Contractual Obligations and Other Commitments	$373,218	$107,332	$55,817	$26,855	$563,222

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

Part II (Continued)
Item 7 (Continued)

Loan Commitments. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses.  Loan commitments outstanding at December 31, 2014 are included in the preceding table.

Standby Letters of Credit.  Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. The Company’s policies generally require that standby letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit outstanding at December 31, 2014 are included in the preceding table.

Capital and Liquidity

At December 31, 2014, shareholders’ equity totaled $99.0 million compared to $90.0 million at    December 31, 2013. In addition to net income of $7.5 million, other significant changes in shareholders’ equity during 2014 included $2.69 million of dividends declared on preferred stock. The accumulated other comprehensive loss component of stockholders’ equity totaled $(4.8) million at December 31, 2014 compared to $(9.1) million at December 31, 2013. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale. Under regulatory requirements, the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. Tier 1 capital consists of common stock and qualifying preferred stockholders’ equity less goodwill and disallowed deferred tax assets.  Tier 2 capital consists of certain convertible, subordinated and other qualifying debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets.  The Company has no Tier 2 capital other than the allowance for loan losses.

Using the capital requirements presently in effect, the Tier 1 ratio as of December 31, 2014 was 16.78 percent and total Tier 1 and 2 risk-based capital was 17.95 percent.  Both of these measures compare favorably with the regulatory minimum of 4 percent for Tier 1 and 8 percent for total risk-based capital.  The Company’s Tier 1 leverage ratio as of December 31, 2014 was 11.18 percent, which exceeds the required ratio standard of 4 percent.

For 2014, average capital was $94.8 million, representing 8.40 percent of average assets for the year.  This compares to 8.35 percent for 2013.

The Company did not pay any common stock dividends in 2014 or 2013.  The Company suspended dividend payments beginning in the third quarter of 2009.

Part II (Continued)
Item 7 (Continued)

The Company declared dividends of $2,689 and $1,509 on preferred stock during 2014 and 2013, respectively.  On November 17, 2014 the Company reinstated dividend payments on the Preferred Stock and paid $5.5 million of accumulated dividends in arrears to the holders of the Preferred Stock.  Additional information is provided in the Notes to the Consolidated Financial Statements for Preferred Stock.

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

The investment portfolio provides a ready means to raise cash if liquidity needs arise.  As of              December 31, 2014, the available for sale bond portfolio totaled $274.6 million.  At December 31, 2013, the available for sale bond portfolio totaled $263.3 million.  Only marketable investment grade bonds are purchased.  Although most of the Banks’ bond portfolios are encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it primarily determines the Company’s liquidity posture.  Colony had ratios of loans to deposits of 76.2 percent as of December 31, 2014 and 76.1 percent as of December 31, 2013.  Management employs alternative funding sources when deposit balances will not meet loan demands.  The ratios of loans to all funding sources (excluding Subordinated Debentures) at December 31, 2014 and December 31, 2013 were 73.2 percent and 73.1 percent, respectively.  Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources.  The stability of the Banks’ core deposit base is an important factor in Colony’s liquidity position.  A heavy percentage of the deposit base is comprised of accounts of individuals and small businesses with comprehensive banking relationships and limited volatility.  At December 31, 2014 and December 31, 2013, the Bank had $211 million and $221 million, respectively, in certificates of deposit of $100,000 or more.  These larger deposits represented 21.5 percent and 22.3 percent of respective total deposits.  Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed.  Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

Part II (Continued)
Item 7 (Continued)

The Company supplemented deposit sources with brokered deposits.  As of December 31, 2014, the Company had $26.3 million, or 2.69 percent of total deposits, in CDARS.  Additional information is provided in the Notes to the Consolidated Financial Statements regarding these brokered deposits.  Additionally, the Company uses external deposit listing services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed.  The deposits obtained from listing services are often referred to as wholesale or Internet CDs.  As of December 31, 2014, the Company had $21.4 million, or 2.2 percent of total deposits, in internet certificates of deposit obtained through deposit listing services.

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

Asset liquidity is provided by liquid assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash, interest-bearing deposits in banks, securities available for sale and federal funds sold and securities purchased under resale agreements.

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

Regulatory and Economic Policies

The Company’s business and earnings are affected by general and local economic conditions and by the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities, among other things. The Federal Reserve Board regulates the supply of money in order to influence general economic conditions. Among the instruments of monetary policy available to the Federal Reserve Board are (i) conducting open market operations in United States government obligations, (ii) changing the discount rate on financial institution borrowings, (iii) imposing or changing reserve requirements against financial institution deposits, and (iv) restricting certain borrowings and imposing or changing reserve requirements against certain borrowings by financial institutions and their affiliates. These methods are used in varying degrees and combinations to affect directly the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. For that reason alone, the policies of the Federal Reserve Board have a material effect on the earnings of the Company.

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

Part II (Continued)
Item 7 (Continued)

Quantitative and Qualitative Disclosures About Market Risk

AVERAGE BALANCE SHEETS

	2014			2013			2012
	Average	Income/	Yields/	Average	Income/	Yields/	Average	Income/	Yields/
	Balances	Expense	Rates	Balances	Expense	Rates	Balances	Expense	Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Income (1)	$741,484	$39,814	5.37%	$744,627	$41,473	5.57%	$721,872	$42,054	5.83%
Investment Securities
Taxable	282,056	4,763	1.69	272,818	3,597	1.32	280,959	5,005	1.78
Tax-Exempt (2)	2,418	113	4.67	2,871	139	4.84	3,302	155	4.69
Total Investment Securities	284,474	4,876	1.71	275,689	3,736	1.36	284,261	5,160	1.82
Interest-Bearing Deposits	16,193	42	0.26	9,625	27	0.28	17,046	43	0.25
Federal Funds Sold	12,551	32	0.25	14,969	39	0.26	38,877	99	0.25
Other Interest-Earning Assets	2,906	115	3.96	3,275	81	2.47	4,277	77	1.80
Total Interest-Earning Assets	1,057,608	44,879	4.24	1,048,185	45,356	4.33	1,066,333	47,433	4.45
Noninterest-Earning Assets
Cash	9,698			19,401			18,474
Allowance for Loan Losses	(10,841)			(13,347)			(15,781)
Other Assets	71,587			63,832			70,788
Total Noninterest-Earning Assets	70,444			69,886			73,481
Total Assets	$1,128,052			$1,118,071			$1,139,814
Liabilities and Stockholders' Equity
Interest-Bearing Liabilities
Interest-Bearing Demand and Savings	$394,615	$1,398	0.35%	$366,974	$1,335	0.36%	$329,984	$1,258	0.38%
Other Time	445,993	3,715	0.83	473,672	4,486	0.95	537,810	7,479	1.39
Total Interest-Bearing Deposits	840,608	5,113	0.61	840,646	5,821	0.69	867,794	8,737	1.01
Other Interest-Bearing Liabilities
Other Borrowed Money	40,000	1,168	2.92	40,299	1,159	2.88	43,745	1,725	3.94
Subordinated Debentures	24,229	518	2.14	24,229	517	2.13	24,229	554	2.29
Federal Funds Purchased and Repurchase Agreements	2	-	-	34	-	-	-	-	-
Total Other Interest Bearing Liabilities	64,231	1,686	2.62	64,562	1,676	2.6	67,974	2,279	3.35
Total Interest-Bearing Liabilities	904,839	6,799	0.75	905,208	7,497	0.83	935,768	11,016	1.18
Noninterest-Bearing Liabilities and Stockholders' Equity
Demand Deposits	118,452			112,667			101,896
Other Liabilities	10,010			6,838			5,609
Stockholders' Equity	94,751			93,358			96,541
Total Noninterest-Bearing Liabilities and Stockholders' Equity	223,213			212,863			204,046
Total Liabilities and Stockholders' Equity	$1,128,052			$1,118,071			$1,139,814
Interest Rate Spread			3.49%			3.50%			3.27%
Net Interest Income		$38,080			$37,859			$36,417
Net Interest Margin			3.60%			3.61%			3.41%

(1)	The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable equivalent adjustments totaling $79, $123 and $91 for 2014, 2013 and 2012, respectively, are included in interest on loans. The adjustments are based on a federal tax rate of 34 percent.

(2)	Taxable-equivalent adjustments totaling $38, $47 and $53 for 2014, 2013 and 2012 respectively, are included in tax-exempt interest on investment securities. The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

Part II (Continued)
Item 7 (Continued)

Colony Bankcorp, Inc. and Subsidiaries
Interest Rate Sensitivity

The following table is an analysis of the Company’s interest rate-sensitivity position at December 31, 2014.  The interest-bearing rate-sensitivity gap, which is the difference between interest-earning assets and interest-bearing liabilities by repricing period, is based upon maturity or first repricing opportunity, along with a cumulative interest rate-sensitivity gap.  It is important to note that the table indicates a position at a specific point in time and may not be reflective of positions at other times during the year or in subsequent periods.  Major changes in the gap position can be, and are, made promptly as market outlooks change.

	Assets and Liabilities Repricing Within
	3 Months	4 to 12		1 to 5	Over 5
	or Less	Months	1 Year	Years	Years	Total
EARNING ASSETS:
Interest-Bearing Deposits	$21,206	$-	$21,206	$-	$-	$21,206
Federal Funds Sold	20,132	-	20,132	-	-	20,132
Investment Securities	501	2,203	2,704	176,052	95,868	274,624
Loans, Net of Unearned Income	172,464	166,179	338,643	352,787	54,303	745,733
Other Interest- Earning Assets	2,830	-	2,830	-	-	2,830

Total Interest-Earning Assets	217,133	168,382	385,515	528,839	150,171	1,064,525

INTEREST-BEARING LIABILITIES:
Interest-Bearing Demand Deposits (1)	363,502	-	363,502	-	-	363,502
Savings (1)	59,215	-	59,215	-	-	59,215
Time Deposits	91,649	210,936	302,585	125,536	126	428,247
Other Borrowings (2)	5,000	-	5,000	35,000	-	40,000
Subordinated Debentures	24,229	-	24,229	-	-	24,229

Total Interest-Bearing Liabilities	543,595	210,936	754,531	160,536	126	915,193

Interest Rate-Sensitivity Gap	(326,462)	(42,554)	(369,016)	368,303	150,045	$149,332

Cumulative Interest-Sensitivity Gap	$(326,462)	$(369,016)	$(369,016)	$(713)	$149,332

Interest Rate-Sensitivity Gap as Percentage of Interest-Earning Assets	(30.67)%	(3.99)%	(34.66)%	34.59%	14.10%

Cumulative Interest Rate-Sensitivity as a Percentage of Interest-Earning Assets	(30.67)%	(34.66)%	(34.66)%	(0.07)%	14.03%

(1)	Interest-bearing Demand and Savings Accounts for repricing purposes are considered to reprice within 3 months or less.

(2)	Other borrowings such as FHLB advances consider the conversion date for repricing purposes and are considered to reprice within 3 months or less.

Part II (Continued)
Item 7 (Continued)

The foregoing table indicates that we had a one year negative gap of $369 million, or 34.66 percent of total interest-earning assets at December 31, 2014.  In theory, this would indicate that at December 31, 2014, $369 million more in liabilities than assets would reprice if there were a change in interest rates over the next 365 days.  Thus, if interest rates were to decline, the gap would indicate a resulting increase in net interest margin.  However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity.  In addition, the interest rate spread between an asset and our supporting liability can vary significantly while the timing of repricing of both the assets and our supporting liability can remain the same, thus impacting net interest income.  This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposits.

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

The Company utilizes FTN Financial Asset/Liability Management Analysis for a more dynamic analysis of balance sheet structure.  The Company has established policies for rate shock per basis point (bp) for earnings at risk for net interest income and for equity at risk.  The following table shows the policy limits with the rate shock for earnings at risk and equity at risk as of December 31, 2014.

	Rate Shock		Policy Limit	Immediate Shock (-) decrease bp	Immediate Shock (+) increase bp
Net Interest Income – Earnings at Risk	+/- 100	bp	+/- 10%	- 1.57%	-0.29%
	+/- 200	bp	+/- 15%	-7.20%	-0.98%
	+/- 300	bp	+/- 20%	-9.17%	-1.68%
	+/- 400	bp	+/- 25%	-9.74%	-2.46%

Equity at Risk	+/- 100	bp	+/- 10%	-5.96%	6.21%
	+/- 200	bp	+/- 20%	-21.60%	10.50%
	+/- 300	bp	+/- 30%	-30.68%	13.29%
	+/- 400	bp	+/- 40%	-30.90%	21.12%

Part II (Continued)
Item 7 (Continued)

The Company has established its one year gap to be 80 percent to 120 percent.  The most recent analysis as of December 31, 2014 indicates a one year gap of 0.96 percent.  The analysis reflects slight net interest margin compression in both a declining and increasing interest rate environment.  Given that interest rates have basically “bottomed-out” with the recent Federal Reserve action, the Company is anticipating interest rates to increase in the future though we believe that interest rates will remain flat most of 2015.  The Company is focusing on areas to minimize margin compression in the future by minimizing longer term fixed rate loans, shortening on the yield curve with investments, securing longer term FHLB advances, securing certificates of deposit for longer terms and focusing on reduction of nonperforming assets.

Return on Assets and Stockholder’s Equity

The following table presents selected financial ratios for each of the periods indicated.

	Years Ended December 31
	2014	2013	2012

Return on Average Assets(1)	0.43%	0.28%	0.11%

Return on Average Equity(1)	5.11%	3.34%	1.25%

Equity to Assets	8.63%	7.83%	8.40%

Common Stock Dividends Declared	$0.00	$0.00	$0.00

(1)	Computed using net income available to common shareholders.

Future Outlook

During the past four years, the financial services industry experienced tremendous adversities as a result of the collapse of the real estate markets across the country.  Colony, like most banking companies, has been affected by these economic challenges that started with a rapid stall of real estate sales and development throughout the country.  Focus during 2015 will be directed toward addressing and bringing resolution to problem assets.

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

Revenue enhancement initiatives to improve core non-interest income should be realized during 2015.  These initiatives include new product lines and services.

Part II (Continued)
Item 7 (Continued)

Business
Regulatory Action

The Bank operated under a Memorandum of Understanding (“MOU”) from November 23, 2010 until October 1, 2013 when the MOU was lifted by regulatory agencies and replaced with a Board Resolution (BR) to ensure that the Bank’s overall condition remains satisfactory.  The BR was lifted by regulatory agencies effective October 22, 2014 and there are currently no agreements in place with regulatory agencies.

Prior to October 22, 2014, the BR required the Bank to develop, implement, and maintain various processes to improve the Bank’s risk management of its loan portfolio, reduce adversely classified assets in accordance with certain timeframes, limit the extension of additional credit to borrowers with adversely classified loans subject to certain exceptions, adopt a written plan to properly monitor and reduce the Bank’s commercial real estate concentration, continue to maintain the Bank’s loan loss provision and review its adequacy at least quarterly, and formulate and implement a written plan to improve and maintain earnings to be forwarded for review by the Georgia Department and FDIC.  The Bank was also required to obtain approval before any cash dividends can be paid.

Part II (Continued)
Item 7 (Continued)

Item 7A

Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is located in Item 7 under the heading Interest Rate Sensitivity.

Item 8

Financial Statements and Supplemental Data

The following consolidated financial statements of the Registrant and its subsidiaries are included on Exhibit 13 of this Annual Report on Form 10-K:

Consolidated Balance Sheets - December 31, 2014 and 2013

Consolidated Statements of Income - Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Income - Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Stockholders’ Equity - Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows - Years Ended December 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements

Part II (Continued)
Item 8 (Continued)

Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2014 and 2013:

	Three Months Ended
	December 31	September 30	June 30	March 31
2014	($ in Thousands, Except Per Share Data)
Interest Income	$11,158	$11,400	$11,251	$10,953
Interest Expense	1,655	1,662	1,723	1,759
Net Interest Income	9,503	9,738	9,528	9,194
Provision for Loan Losses	-	500	481	327
Securities Gains	23	-	1	-
Noninterest Income	2,384	2,410	2,245	2,062
Noninterest Expense	9,289	8,534	8,291	8,866
Income Before Income Taxes	2,621	3,114	3,002	2,063
Provision for Income Taxes	643	1,033	986	606
Net Income	$1,978	2,081	2,016	1,457
Preferred Stock Dividends	668	697	681	643
Net Income Available to Common Stockholders	$1,310	$1,384	$1,335	$814

Net Income Per Common Share
Basic	$0.15	$0.16	$0.16	$0.10
Diluted	$0.15	$0.16	$0.16	$0.10

2013
Interest Income	$11,466	$11,260	$11,296	$11,164
Interest Expense	1,772	1,766	1,841	2,118
Net Interest Income	9,694	9,494	9,455	9,046
Provision for Loan Losses	285	1,500	1,200	1,500
Securities Gains	(362)	-	6	(8)
Noninterest Income	2,380	2,109	2,034	2,218
Noninterest Expense	8,998	8,488	8,739	8,392
Income Before Income Taxes	2,429	1,615	1,556	1,364
Provision for Income Taxes	803	535	570	427
Net Income	1,626	1,080	986	937
Preferred Stock Dividends	385	379	375	370
Net Income Available to Common Stockholders	$1,241	$701	$611	$567

Net Income Per Common Share
Basic	$0.15	$0.08	$0.07	$0.07
Diluted	$0.15	$0.08	$0.07	$0.07

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

During the year ended December 31, 2014, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Colony’s management assessed the effectiveness of Colony’s internal control over financial reporting as of December 31, 2014 based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the assessment, management determined that Colony maintained effective internal control over financial reporting as of December 31, 2014.

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
March 10, 2015

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

(3)	A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this report is shown on the “Exhibit Index” filed herewith.

Exhibit Index

3.1	Articles of Incorporation, As Amended

-filed as Exhibit 99.1 to the Registrant’s 10-Q for the period ended June 30, 2014 (File No. 0-12436), filed with the Commission on August 4, 2014, and incorporated herein by reference.

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

Part IV (Continued)
Item 15 (Continued)

13	Consolidated Financial Statements of Colony Bankcorp, Inc. as of December 31, 2014 and 2013

21	Subsidiaries of the Company

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certificate of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Colony Bankcorp, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

COLONY BANKCORP, INC.

/s/ Edward P. Loomis, Jr.
Edward P. Loomis, Jr. President/Director/Chief Executive Officer

March 10, 2015
Date

/s/ Terry L. Hester
Terry L. Hester Executive Vice-President/Chief Financial Officer/Director

March 10, 2015
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ B. Gene Waldron	March 10, 2015
B. Gene Waldron, Director	Date

/s/ Mark H. Massee	March 10, 2015
Mark H. Massee, Director	Date

/s/ Jonathan W. R. Ross	March 10, 2015
Jonathan W. R. Ross, Director	Date

/s/ Frederick Dwozan	March 10, 2015
M. Frederick Dwozan, Director	Date

/s/ Davis W. King, Sr.	March 10, 2015
Davis W. King, Sr., Director	Date

/s/ Scott Lowell Downing	March 10, 2015
Scott Lowell Downing, Director	Date