Form 10-Q
period 2015-03-31
COLONY BANKCORP INC
filed 2015-05-04
CIK 711669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 2015	COMMISSION FILE NUMBER 0-12436

COLONY BANKCORP, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

GEORGIA	58-1492391
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).

YES  ☐      NO    ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS	OUTSTANDING AT MAY 4, 2015
COMMON STOCK, $1 PAR VALUE	8,439,258

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

Readers should carefully review all disclosures we file from time to time with the Securities and Exchange Commission (SEC).

PART 1.	FINANCIAL INFORMATION
ITEM 1

FINANCIAL STATEMENTS

THE FOLLOWING FINANCIAL STATEMENTS ARE PROVIDED FOR COLONY BANKCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY BANK, COLONY BANK

A.	CONSOLIDATED BALANCE SHEETS – MARCH 31, 2015 (UNAUDITED) AND DECEMBER 31, 2014 (AUDITED).

B.	CONSOLIDATED STATEMENTS OF INCOME – FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED).

C.	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED).

D.	CONSOLIDATED STATEMENTS OF CASH FLOWS – FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED).

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING SOLELY OF NORMAL RECURRING ADJUSTMENTS) NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2015 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

Part I (Continued)
Item 2 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2015 AND DECEMBER 31, 2014
(DOLLARS IN THOUSANDS)

	March 31, 2015	December 31, 2014
ASSETS	(Unaudited)	(Audited)

Cash and Cash Equivalents
Cash and Due from Banks	$20,407	$24,473
Federal Funds Sold	-	20,132
	20,407	44,605
Interest-Bearing Deposits	42,312	21,206
Investment Securities
Available for Sale, at Fair Value	279,139	274,594
Held to Maturity, at Cost (Fair Value of $31 and $30, as of March 31, 2015 and December 31, 2014, Respectively)	31	30
	279,170	274,624

Federal Home Loan Bank Stock, at Cost	2,731	2,831
Loans	753,634	746,094
Allowance for Loan Losses	(8,377)	(8,802)
Unearned Interest and Fees	(391)	(362)
	744,866	736,930
Premises and Equipment	24,745	24,960

Other Real Estate (Net of Allowance of $3,242 and $3,320 as of March 31, 2015 and December 31, 2014, Respectively)	11,979	10,402
Other Intangible Assets	143	152
Other Assets	30,358	31,188
Total Assets	$1,156,711	$1,146,898

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest-Bearing	$128,584	$128,340
Interest-Bearing	857,272	850,963
	985,856	979,303
Borrowed Money
Subordinated Debentures	24,229	24,229
Other Borrowed Money	40,000	40,000
	64,229	64,229

Other Liabilities	4,263	4,339

Stockholders' Equity
Preferred Stock, Stated Value $1,000 a Share; Authorized 10,000,000 Shares, Issued 28,000 Shares	28,000	28,000
Common Stock, Par Value $1 a Share; Authorized 20,000,000 Shares, Issued 8,439,258 Shares as of March 31, 2015 and December 31, 2014	8,439	8,439
Paid-In Capital	29,145	29,145
Retained Earnings	39,542	38,288
Accumulated Other Comprehensive (Loss), Net of Tax Benefits	(2,763)	(4,845)
	102,363	99,027
Total Liabilities and Stockholders' Equity	$1,156,711	$1,146,898

The accompanying notes are an integral part of these statements.

Part I (Continued)
Item 2 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended
	March 31, 2015	March 31, 2014
Interest Income
Loans, Including Fees	$9,709	$9,689
Federal Funds Sold	15	9
Deposits with Other Banks	17	13
Investment Securities
U.S. Government Agencies	1,070	1,184
State, County and Municipal	25	28
Dividends on Other Investments	30	30
	10,866	10,953
Interest Expense
Deposits	1,219	1,321
Borrowed Money	445	438
	1,664	1,759

Net Interest Income	9,202	9,194
Provision for Loan Losses	362	327
Net Interest Income After Provision for Loan Losses	8,840	8,867

Noninterest Income
Service Charges on Deposits	987	1,067
Other Service Charges, Commissions and Fees	662	581
Mortgage Fee Income	113	67
Securities Gains (Losses)	3	-
Other	447	347
	2,212	2,062
Noninterest Expenses
Salaries and Employee Benefits	4,468	4,412
Occupancy and Equipment	993	1,020
Other	2,825	3,434
	8,286	8,866

Income Before Income Taxes	2,766	2,063
Income Taxes	883	606
Net Income	1,883	1,457
Preferred Stock Dividends	630	643
Net Income Available to Common Stockholders	$1,253	$814
Net Income Per Share of Common Stock
Basic	$0.15	$0.10
Diluted	$0.15	$0.10
Cash Dividends Declared Per Share of Common Stock	$-	$-
Weighted Average Basic Shares Outstanding	8,439,258	8,439,258
Weighted Average Diluted Shares Outstanding	8,439,258	8,439,258

The accompanying notes are an integral part of these statements.

Part I (Continued)
Item 2 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended
	March 31, 2015	March 31, 2014

Net Income	$1,883	$1,457

Other Comprehensive Income:

Gains on Securities Arising During the Year	3,158	2,394
Tax Effect	(1,074)	(814)
Realized (Losses) on Sale of AFS Securities	(3)	-
Tax Effect	1	-
Change in Unrealized Gains on Securities Available for Sale, Net of Reclassification Adjustment and Tax Effects	2,082	1,580

Comprehensive Income	$3,965	$3,037

The accompanying notes are an integral part of these statements.

Part I (Continued)
Item 2 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended
	March 31, 2015	March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,883	$1,457
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	410	410
Provision for Loan Losses	362	327
Securities (Gains) Losses	(3)	-
Amortization and Accretion	390	306
Losses on Sale of Other Real Estate and Repossessions	10	24
Provision for Losses on Other Real Estate	-	642
Increase in Cash Surrender Value of Life Insurance	(117)	(157)
Other Prepaids, Deferrals and Accruals, Net	(220)	895
	2,715	3,904
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Investment Securities Available for Sale	(38,257)	(20,727)
Proceeds from Maturities, Calls, and Paydowns of
Investment Securities:
Available for Sale	11,326	7,136
Proceeds from Sale of Investment Securities
Available for Sale	25,173	-
Interest-Bearing Deposits in Other Banks	(21,106)	(441)
Net Loans to Customers	(12,518)	11,465
Purchase of Premises and Equipment	(195)	(171)
Proceeds from Sale of Other Real Estate and Repossessions	2,641	1,765
Proceeds from Sale of Federal Home Loan Bank Stock	100	333
	(32,836)	(640)
CASH FLOWS FROM FINANCING ACTIVITIES
Noninterest-Bearing Customer Deposits	244	4,723
Interest-Bearing Customer Deposits	6,309	(15,399)
Dividends Paid for Preferred Stock	(630)	-
	5,923	(10,676)

Net Decrease in Cash and Cash Equivalents	(24,198)	(7,412)
Cash and Cash Equivalents at Beginning of Period	44,605	46,187
Cash and Cash Equivalents at End of Period	$20,407	$38,775

The accompanying notes are an integral part of these statements.

Part I (Continued)
Item 2 (Continued)

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

The consolidated financial statements in this report are unaudited, except for the December 31, 2014 consolidated balance sheet.  All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company.  The results of operations for the three months ended March 31, 2015, are not necessarily indicative of the results which may be expected for the entire year.

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

Reclassifications

In certain instances, amounts reported in prior years’ consolidated financial statements have been reclassified to conform to statement presentations selected for 2015.   Such reclassifications had no effect on previously reported stockholders’ equity or net income.

Concentrations of Credit Risk

Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions.  The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk, particularly with the current economic downturn in the real estate market.  At March 31, 2015, approximately 87 percent of the Company’s loan portfolio was concentrated in loans secured by real estate.  A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector.  Declining collateral real estate values that secure land development, construction and speculative real estate loans in the Company’s larger MSA markets have resulted in high loan loss provisions in recent years.  In addition, a large portion of the Company’s foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions.  Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.

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
Item 2 (Continued)

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
Item 2 (Continued)

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
Item 2 (Continued)

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

Bank-Owned Life Insurance

The Company has purchased life insurance on the lives of certain key members of management and directors.  The life insurance policies are recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or amounts due that are probable at settlement, if applicable.  Increases in the cash surrender value are recorded as other income in the consolidated statements of income.  The cash surrender value of the insurance contracts is recorded in other assets on the consolidated balance sheets in the amount of $14,648 and $14,531 as of March 31, 2015 and December 31, 2014, respectively.

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
Item 2 (Continued)

(1)  Summary of Significant Accounting Policies (Continued)

Changes in Accounting Principles and Effects of New Accounting Pronouncements

Adoption of New Accounting Standards

In May 2014, the FASB issued an update ASU No. 2014-09, Revenue from Contracts with Customers creating FASB Topic 606, Revenue from Contracts with Customers.  The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts).  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance provides steps to follow to achieve the core principle.  An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  Qualitative and quantitative information is required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.  The amendments in this update are effective for interim and annual reporting periods beginning after December 15, 2016.  We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

(2)  Investment Securities

Investment securities as of March 31, 2015 and December 31, 2014 are summarized as follows:

March 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U.S. Government Agencies Mortgage-Backed	$280,163	$406	$(4,598)	$275,971
State, County & Municipal	3,163	33	(28)	3,168
	$283,326	$439	$(4,626)	$279,139
Securities Held to Maturity:
State, County and Municipal	$31	$-	$-	$31

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U.S. Government Agencies Mortgage-Backed	$278,419	$156	$(7,511)	$271,064
State, County & Municipal	3,516	27	(13)	3,530
	$281,935	$183	$(7,524)	$274,594
Securities Held to Maturity:
State, County and Municipal	$30	$-	$-	$30

Part I (Continued)
Item 2 (Continued)

(2)  Investment Securities (Continued)

The amortized cost and fair value of investment securities as of March 31, 2015, by contractual maturity, are shown hereafter.  Expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.  This is often the case with mortgage-backed securities, which are disclosed separately in the table below.

	Securities
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due In One Year or Less	$215	$215	$31	$31
Due After One Year Through Five Years	719	729	-	-
Due After Five Years Through Ten Years	1,050	1,038	-	-
Due After Ten Years	1,179	1,186	-	-
	$3,163	$3,168	$31	$31

Mortgage-Backed Securities	280,163	275,971	-	-
	$283,326	$279,139	$31	$31

Proceeds from the sale of investments available for sale during the first three months of 2015 totaled $25,173 compared to $0 for the first three months of 2014.  The sale of investments available for sale during the first three months of 2015 resulted in gross realized gains of $199 and losses of $196.

Investment securities having a carry value approximating $126,792 and $135,532 as of March 31, 2015 and December 31, 2014, respectively, were pledged to secure public deposits and for other purposes.

Information pertaining to securities with gross unrealized losses at March 31, 2015 and December 31, 2014 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

March 31, 2015
U.S. Government Agencies Mortgage-Backed	$37,934	$(141)	$159,595	$(4,457)	$197,529	$(4,598)
State, County and Municipal	691	(7)	820	(21)	1,511	(28)
	$38,625	$(148)	$160,415	$(4,478)	$199,040	$(4,626)

December 31, 2014
U.S. Government Agencies Mortgage-Backed	$66,609	$(397)	$183,646	$(7,114)	$250,255	$(7,511)
State, County and Municipal	-	-	1,379	(13)	1,379	(13)
	$66,609	$(397)	$185,025	$(7,127)	$251,634	$(7,524)

Part I (Continued)
Item 2 (Continued)

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

At March 31, 2015, the debt securities with unrealized losses have depreciated 2.27 percent from the Company’s amortized cost basis.  These securities are guaranteed by either the U.S. Government, other governments or U.S. corporations.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition.  The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary.

(3)  Loans

The following table presents the composition of loans segregated by class of loans, as of March 31, 2015 and December 31, 2014.

	March 31, 2015	December 31, 2014
Commercial and Agricultural
Commercial	$51,774	$50,960
Agricultural	19,188	16,689

Real Estate
Commercial Constuction	48,611	51,259
Residential Construction	10,030	11,221
Commercial	341,845	332,231
Residential	202,878	203,753
Farmland	51,572	49,951

Consumer and Other
Consumer	21,705	22,820
Other	6,031	7,210

Total Loans	$753,634	$746,094

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
Item 2 (Continued)

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

The following table presents the loan portfolio by credit quality indicator (risk grade) as of March 31, 2015 and December 31, 2014.  Those loans with a risk grade of 1, 2, 3 or 4 have been combined in the pass column for presentation purposes.

March 31, 2015
	Pass	Special Mention	Substandard	Total Loans
Commercial and Agricultural
Commercial	$47,730	$2,329	$1,715	$51,774
Agricultural	19,005	27	156	19,188

Real Estate
Commercial Construction	42,481	1,665	4,465	48,611
Residential Construction	10,030	-	-	10,030
Commercial	322,579	9,198	10,068	341,845
Residential	182,105	10,838	9,935	202,878
Farmland	49,247	767	1,558	51,572

Consumer and Other
Consumer	21,049	203	453	21,705
Other	5,835	2	194	6,031

Total Loans	$700,061	$25,029	$28,544	$753,634

Part I (Continued)
Item 2 (Continued)

(3)  Loans (Continued)

December 31, 2014
	Pass	Special Mention	Substandard	Total Loans
Commercial and Agricultural
Commercial	$46,230	$2,905	$1,825	$50,960
Agricultural	16,504	27	158	16,689

Real Estate
Commercial Construction	45,063	1,741	4,455	51,259
Residential Construction	11,221	-	-	11,221
Commercial	309,828	11,220	11,183	332,231
Residential	180,550	10,582	12,621	203,753
Farmland	47,548	415	1,988	49,951

Consumer and Other
Consumer	22,115	249	456	22,820
Other	7,013	-	197	7,210

Total Loans	$686,072	$27,139	$32,883	$746,094

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

Part I (Continued)
Item 2 (Continued)

(3)  Loans (Continued)

The following table represents an age analysis of past due loans and nonaccrual loans, segregated by class of loans, as of March 31, 2015 and December 31, 2014:

March 31, 2015
	Accruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Total Accruing Loans Past Due	Nonaccrual Loans	Current Loans	Total Loans
Commercial and Agricultural
Commercial	$484	$-	$484	$558	$50,732	$51,774
Agricultural	77	-	77	156	18,955	19,188

Real Estate
Commercial Construction	383	-	383	3,223	45,005	48,611
Residential Construction	105	-	105	-	9,925	10,030
Commercial	1,754	-	1,754	5,018	335,073	341,845
Residential	4,025	-	4,025	4,021	194,832	202,878
Farmland	446	-	446	1,417	49,709	51,572

Consumer and Other
Consumer	343	8	351	192	21,162	21,705
Other	35	-	35	194	5,802	6,031

Total Loans	$7,652	$8	$7,660	$14,779	$731,195	$753,634

December 31, 2014
	Accruing Loans
	30-89 Days Past Due	90 Days or More Past Due	Total Accruing Loans Past Due	Nonaccrual Loans	Current Loans	Total Loans
Commercial and Agricultural
Commercial	$872	$-	$872	$405	$49,683	$50,960
Agricultural	-	-	-	45	16,644	16,689

Real Estate
Commercial Construction	142	-	142	3,251	47,866	51,259
Residential Construction	-	-	-	-	11,221	11,221
Commercial	2,309	-	2,309	5,325	324,597	332,231
Residential	5,783	-	5,783	7,462	190,508	203,753
Farmland	282	-	282	1,449	48,220	49,951

Consumer and Other
Consumer	313	7	320	202	22,298	22,820
Other	-	-	-	195	7,015	7,210

Total Loans	$9,701	$7	$9,708	$18,334	$718,052	$746,094

Part I (Continued)
Item 2 (Continued)

(3) Loans (Continued)

The following table details impaired loan data as of March 31, 2015:

March 31, 2015	Unpaid Contractual Principal Balance	Impaired Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Collected

With No Related Allowance Recorded
Commercial	$492	$464	$-	$464	$(7)	$5
Agricultural	174	156	-	156	(10)	10
Commercial Construction	9,537	3,428	-	3,428	6	7
Residential Construction	-	-	-	-	-	-
Commercial Real Estate	17,531	17,037	-	17,037	157	163
Residential Real Estate	6,141	5,195	-	5,195	42	47
Farmland	1,419	1,417	-	1,417	3	3
Consumer	200	192	-	192	1	4
Other	205	194	-	194	2	2

	35,699	28,083	-	28,083	194	241

With An Allowance Recorded
Commercial	94	94	94	94	-	-
Agricultural	-	-	-	-	-	-
Commercial Construction	206	134	49	134	-	-
Residential Construction	-	-	-	-	-	-
Commercial Real Estate	5,463	5,463	209	5,463	45	45
Residential Real Estate	1,209	1,103	330	1,103	13	6
Farmland	394	394	53	394	5	5
Consumer	-	-	-	-	-	-
Other	-	-	-	-	-	-

	7,366	7,188	735	7,188	63	56

Total
Commercial	586	558	94	558	(7)	5
Agricultural	174	156	-	156	(10)	10
Commercial Construction	9,743	3,562	49	3,562	6	7
Residential Construction	-	-	-	-	-	-
Commercial Real Estate	22,994	22,500	209	22,500	202	208
Residential Real Estate	7,350	6,298	330	6,298	55	53
Farmland	1,813	1,811	53	1,811	8	8
Consumer	200	192	-	192	1	4
Other	205	194	-	194	2	2

	$43,065	$35,271	$735	$35,271	$257	$297

Part I (Continued)
Item 2 (Continued)

(3) Loans (Continued)

The following table details impaired loan data as of December 31, 2014:

December 31, 2014	Unpaid Contractual Principal Balance	Impaired Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Collected

With No Related Allowance Recorded
Commercial	$310	$308	$-	$679	$9	$18
Agricultural	50	45	-	51	(6)	3
Commercial Construction	9,573	3,464	-	3,376	13	13
Commercial Real Estate	17,130	16,228	-	18,350	462	474
Residential Real Estate	9,137	7,600	-	5,691	312	306
Farmland	1,451	1,449	-	949	(8)	18
Consumer	202	202	-	212	14	16
Other	207	195	-	197	6	11

	38,060	29,491	-	29,505	802	859

With An Allowance Recorded
Commercial	97	97	97	420	-	-
Agricultural	-	-	-	-	-	-
Commercial Construction	207	136	54	1,529	-	-
Commercial Real Estate	6,135	6,135	457	6,415	61	51
Residential Real Estate	2,073	2,065	414	1,829	84	87
Farmland	396	396	29	529	13	12
Consumer	-	-	-	-	-	-
Other	-	-	-	-	-	-

	8,908	8,829	1,051	10,722	158	150

Total
Commercial	407	405	97	1,099	9	18
Agricultural	50	45	-	51	(6)	3
Commercial Construction	9,780	3,600	54	4,905	13	13
Commercial Real Estate	23,265	22,363	457	24,765	523	525
Residential Real Estate	11,210	9,665	414	7,520	396	393
Farmland	1,847	1,845	29	1,478	5	30
Consumer	202	202	-	212	14	16
Other	207	195	-	197	6	11

	$46,968	$38,320	$1,051	$40,227	$960	$1,009

Part I (Continued)
Item 2 (Continued)

(3) Loans (Continued)

The following table details impaired loan data as of March 31, 2014:

March 31, 2014	Unpaid Contractual Principal Balance	Impaired Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Collected

With No Related Allowance Recorded
Commercial	$599	$599	$-	$599	$5	$13
Agricultural	56	51	-	51	(9)	-
Commercial Construction	7,460	4,354	-	4,354	8	8
Residential Construction	-	-	-	-	-	-
Commercial Real Estate	21,196	20,686	-	20,686	130	132
Residential Real Estate	7,113	5,642	-	5,642	46	46
Farmland	349	348	-	348	(2)	1
Consumer	256	251	-	251	4	5
Other	203	203	-	203	2	2

	37,232	32,134	-	32,134	184	207

With An Allowance Recorded
Commercial	1,380	1,380	423	1,380	-	-
Agricultural	-	-	-	-	-	-
Commercial Construction	5,922	3,470	1,548	3,470	-	-
Residential Construction	-	-	-	-	-	-
Commercial Real Estate	6,466	6,109	407	6,109	46	46
Residential Real Estate	962	954	289	954	11	15
Farmland	1,324	1,324	233	1,324	-	-
Consumer	-	-	-	-	-	-
Other	-	-	-	-	-	-

	16,054	13,237	2,900	13,237	57	61

Total
Commercial	1,979	1,979	423	1,979	5	13
Agricultural	56	51	-	51	(9)	-
Commercial Construction	13,382	7,824	1,548	7,824	8	8
Residential Construction	-	-	-	-	-	-
Commercial Real Estate	27,662	26,795	407	26,795	176	178
Residential Real Estate	8,075	6,596	289	6,596	57	61
Farmland	1,673	1,672	233	1,672	(2)	1
Consumer	256	251	-	251	4	5
Other	203	203	-	203	2	2

	$53,286	$45,371	$2,900	$45,371	$241	$268

Part I (Continued)
Item 2 (Continued)

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

As discussed in Note 1, Summary of Significant Accounting Policies, once a loan is identified as a TDR, it is accounted for as an impaired loan.  The Company had no unfunded commitments to lend to a customer that has a troubled debt restructured loan as of March 31, 2015.  The following tables present the number of loan contracts restructured during the three month period ended March 31, 2015 and 2014.  It shows the pre- and post-modification recorded investment as well as the number of contracts and the recorded investment for those TDRs modified during the previous twelve months which subsequently defaulted during the period.  Loans modified in a troubled debt restructuring are considered to be in default once the loan becomes 90 days past due.

	Three Months Ended March 31, 2015
Troubled Debt Restructurings
	# of Contracts	Pre-Modification	Post-Modification

Residential Real Estate	1	$881	$897

Total Loans	1	$881	$897

	Three Months Ended March 31, 2014
Troubled Debt Restructurings
	# of Contracts	Pre-Modification	Post-Modification

Commercial Real Estate	2	$1,771	$1,775

Total Loans	2	$1,771	$1,775

Part I (Continued)
Item 2 (Continued)

(3) Loans (Continued)

The company did not have any TDRs that subsequently defaulted for the three months ended March 31, 2015.

(4)  Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses, segregated by class of loan, for the three month period ended March 31, 2015 and March 31, 2014.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other loan categories and periodically may result in reallocation within the provision categories.

March 31, 2015	Beginning Balance	Charge-Offs	Recoveries	Provision	Ending Balance

Commercial and Agricultural
Commercial	$497	$(184)	$13	$8	$334
Agricultural	304	-	1	2	307

Real Estate
Commercial Construction	1,223	(6)	14	138	1,369
Residential Construction	138	-	-	-	138
Commercial	3,665	(125)	88	144	3,772
Residential	2,425	(589)	22	42	1,900
Farmland	104	-	-	2	106

Consumer and Other
Consumer	67	(36)	13	26	70
Other	379	-	2	-	381

	$8,802	$(940)	$153	$362	$8,377

Part I (Continued)
Item 2 (Continued)

(4)  Allowance for Loan Losses (Continued)

March 31, 2014
	Beginning Balance	Charge-Offs	Recoveries	Provision	Ending Balance

Commercial and Agricultural
Commercial	$1,017	$(27)	$14	$7	$1,011
Agricultural	294	-	1	2	297

Real Estate
Commercial Construction	1,782	-	182	125	2,089
Residential Construction	138	-	-	-	138
Commercial	4,379	(236)	6	131	4,280
Residential	3,278	(293)	6	38	3,029
Farmland	312	-	-	1	313

Consumer and Other
Consumer	243	(102)	25	23	189
Other	363	-	1	-	364

	$11,806	$(658)	$235	$327	$11,710

The loss history period used at March 31, 2015 was based on the loss rate from the eight quarters ended December 31, 2014.

The Company determines its individual reserves during its quarterly review of substandard loans.  This process involves reviewing all loans with a risk grade of 6 or greater and an outstanding balance of $250,000 or more, regardless of the loans impairment classification.

Since not all loans in the substandard category are considered impaired, this quarterly review process may result in the identification of specific reserves on nonimpaired loans.  Management considers those loans graded substandard, but not classified as impaired, to be higher risk loans and, therefore, makes specific allocations to the allowance for those loans if warranted.  The total of such loans is $7.2 million and $7.4 million as of March 31, 2015 and 2014, respectively.  Specific allowance allocations were made for these loans totaling $596 thousand and $620 thousand as of March 31, 2015 and 2014, respectively.  Since these loans are not considered impaired, both the loan balance and related specific allocation are included in the “Collectively Evaluated for Impairment” column of the following tables.

At March 31, 2015, there were impaired loans totaling $4.4 million below the $250,000 review threshold which were not individually reviewed for impairment.  Those loans were subject to the bank’s general loan loss reserve methodology and are included in the “Collectively Evaluated for Impairment” column of the following tables.  Likewise, at March 31, 2014, impaired loans totaling $3.99 million were below the $250,000 review threshold and were subject to the bank’s general loan loss reserve methodology and are included in the “Collectively Evaluated for Impairment” column of the following tables.

Part I (Continued)
Item 2 (Continued)

(4)  Allowance for Loan Losses (Continued)

The following tables present breakdowns of the allowance for loan losses, segregated by impairment methodology for March 31, 2015 and 2014:

March 31, 2015
	Ending Allowance Balance			Ending Loan Balance

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial and Agricultural
Commercial	$94	$240	$334	$94	$51,680	$51,774
Agricultural	-	307	307	8	19,180	19,188

Real Estate
Commercial Construction	49	1,320	1,369	3,428	45,183	48,611
Residential Construction	-	138	138	-	10,030	10,030
Commercial	209	3,563	3,772	21,953	319,892	341,845
Residential	330	1,570	1,900	3,680	199,198	202,878
Farmland	53	53	106	1,699	49,873	51,572

Consumer and Other
Consumer	-	70	70	-	21,705	21,705
Other	-	381	381	-	6,031	6,031

Total End of Period Balance	$735	$7,642	$8,377	$30,862	$722,772	$753,634

March 31, 2014
	Ending Allowance Balance			Ending Loan Balance

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial and Agricultural
Commercial	$423	$588	$1,011	$1,469	$42,510	$43,979
Agricultural	-	297	297	-	12,654	12,654

Real Estate
Commercial Construction	1,548	541	2,089	7,683	46,925	54,608
Residential Construction	-	138	138	-	9,779	9,779
Commercial	407	3,873	4,280	26,192	311,643	337,835
Residential	289	2,740	3,029	4,412	197,747	202,159
Farmland	233	80	313	1,614	46,272	47,886

Consumer and Other
Consumer	-	189	189	-	23,693	23,693
Other	-	364	364	9	5,592	5,601

Total End of Period Balance	$2,900	$8,810	$11,710	$41,379	$696,815	$738,194

Part I (Continued)
Item 2 (Continued)

(5)  Other Real Estate Owned

The aggregate carrying amount of Other Real Estate Owned (OREO) at March 31, 2015 and December 31, 2014 was $11,979 and $10,402, respectively.  All of the Company’s other real estate owned represents properties acquired through foreclosure or deed in lieu of foreclosure.  The following table details the change in OREO for the three months ended March 31, 2015 and the year ended December 31, 2014.

	Three Months Ended March 31, 2015	Twelve Months Ended December 31, 2014

Balance, Beginning	$10,402	$15,502

Additions	4,219	3,853
Sales of OREO	(2,631)	(7,102)
Losses on Sale	(11)	(844)
Provision for Losses	-	(1,007)

Balance, Ending	$11,979	$10,402

At March 31, 2015, the Company held $2.33 million of residential real estate property as foreclosed property.  Also at March 31, 2015, $447 thousand of consumer mortgage loans collateralized by residential real estate property were in the process of foreclosure according to local requirements of the applicable jurisdictions.

(6) Deposits

The aggregate amount of overdrawn deposit accounts reclassified as loan balances totaled $366 and $511 as of March 31, 2015 and December 31, 2014.

Components of interest-bearing deposits as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014

Interest-Bearing Demand	$367,875	$363,501
Savings	64,141	59,215
Time, $100,000 and Over	213,946	210,503
Other Time	211,310	217,744
	$857,272	$850,963

At March 31, 2015 and December 31, 2014, the Company had brokered deposits of $26,236 and $26,298, respectively.  All of these brokered deposits represent Certificate of Deposits Account Registry Service (CDARS) reciprocal deposits.  The CDARS deposits are ones in which customers placed core deposits into the CDARS program for FDIC insurance coverage and the Company receives reciprocal brokered deposits in a like amount.  The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $100,000 was approximately $143,218 and $140,832 as of March 31, 2015 and December 31, 2014, respectively.

As of March 31, 2015 and December 31, 2014, the scheduled maturities of certificates of deposits are as follows:

Maturity	March 31, 2015	December 31, 2014
One Year and Under	$301,221	$302,585
One to Three Years	92,919	98,219
Three Years and Over	31,116	27,443
	$425,256	$428,247

Part I (Continued)
Item 2 (Continued)

(7) Other Borrowed Money

Other borrowed money at March 31, 2015 and December 31, 2014 is summarized as follows:

	March 31, 2015	December 31, 2014
Federal Home Loan Bank Advances	$40,000	$40,000

Advances from the Federal Home Loan Bank (FHLB) have maturities ranging from 2017 to 2020 and interest rates ranging from 1.47 percent to 4.75 percent.  As collateral on the outstanding FHLB advances, the Company has provided a blanket lien on its portfolio of qualifying residential first mortgage loans and commercial loans.  At March 31, 2015 the book value of those loans pledged was approximately $103,108.  At March 31, 2015 the Company had remaining credit availability from the FHLB of approximately $131,740.  The Company may be required to pledge additional qualifying collateral in order to utilize the full amount of the remaining credit line.

The aggregate stated maturities of other borrowed money at March 31, 2015 are as follows:

Year	Amount
2017	$9,000
2018	20,500
2019	8,000
2020	2,500
$40,000

The Company also has available federal funds lines of credit with various financial institutions totaling $43,500, none of which were outstanding at March 31, 2015.

The Company has the ability to borrow funds from the Federal Reserve Bank (FRB) of Atlanta utilizing the discount window.  The discount window is an instrument of monetary policy that allows eligible institutions to borrow money from the FRB on a short-term basis to meet temporary liquidity shortages caused by internal or external disruptions.  At March 31, 2015, the Company had borrowing capacity available under this arrangement, with no outstanding balances.  The Company would be required to pledge certain available-for-sale investment securities as collateral under this agreement.

In addition, at March 31, 2015, the Company had an available repurchase agreement line of credit with a third party totaling $50,000.  Use of this credit facility is subject to the underwriting and risk management policies of the third party in effect at the time of the request.  Such policies may take into consideration current market conditions, the current financial condition of the Company and the ability of the Company to provide adequate securities as collateral for the transaction, among other factors.

(8) Preferred Stock and Warrants

At March 31, 2015, the Company had 28,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the Preferred Stock) issued and outstanding with private investors.  The Company also had a warrant (the Warrant) to purchase up to 500,000 shares of the Company’s common stock outstanding with private investors.  Both the Preferred Stock and the Warrant originated in 2009 through transactions with the United States Department of the Treasury and were subsequently sold to the public through an auction process during 2013.

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

The Preferred Stock requires a cumulative cash dividend be paid quarterly at a rate of 9 percent per annum.  Prior to January 9, 2014 the annual dividend rate for the Preferred Stock was 5 percent.  On February 13, 2012, the Company announced the suspension of dividends on Preferred Stock.  Unpaid dividends on the Preferred Stock must be declared and set aside for the benefit of the holders of the Preferred Stock before any dividend may be declared on common stock.  On November 17, 2014, the Company reinstated dividend payments on the Preferred Stock and paid the dividends in arrears to current status.

Part I (Continued)
Item 2 (Continued)

(9) Subordinated Debentures (Trust Preferred Securities)

Description	Date	Amount	3 Month Libor Rate	Added Points	Total Rate	Maturity	5 Year Call Option
Colony Bankcorp Statutory Trust III	6/17/2004	$4,640	0.27065	2.68	2.95065	6/14/2034	6/17/2009
Colony Bankcorp Capital Trust I	4/13/2006	5,155	0.27540	1.50	1.77540	4/13/2036	4/13/2011
Colony Bankcorp Capital Trust II	3/12/2007	9,279	0.27305	1.65	1.92305	3/12/2037	3/12/2012
Colony Bankcorp Capital Trust III	9/14/2007	5,155	0.25460	1.40	1.65460	9/14/2037	9/14/2012

The Trust Preferred Securities are recorded as subordinated debentures on the consolidated balance sheets, but subject to certain limitations, qualify as Tier 1 Capital for regulatory capital purposes.  The proceeds from the offerings were used to fund certain acquisitions, pay off holding company debt and inject capital into the bank subsidiary.

On February 13, 2012, the Company announced the suspension of the quarterly interest payments on the Trust Preferred Securities.  Under the terms of the trust documents, the Company may defer payments of interest for up to 20 consecutive quarterly periods without default or penalty.  On November 17, 2014, the Company reinstated interest payments on the Trust Preferred Securities and paid the dividends in arrears to current status.

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

At March 31, 2015 and December 31, 2014 the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	March 31, 2015	December 31, 2014

Loan Commitments	$72,918	$68,742
Letters of Credit	1,663	1,762

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
Item 2 (Continued)

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

Investment Securities – Fair values for investment securities are based on quoted market prices where available and is classified as Level 1.  If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments and classified as Level 2.  If a comparable is not available, the investment securities are classified as Level 3.

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

Subordinated Debentures – Fair value approximates carrying value due to the variable interest rates of the subordinated debentures.  Subordinate Debentures are classified as Level 2.

Other Borrowed Money – The fair value of other borrowed money is calculated by discounting contractual cash flows using an estimated interest rate based on current rates available to the Company for debt of similar remaining maturities and collateral terms.  Other borrowed money is classified as Level 2 due to their expected maturities.

Part I (Continued)
Item 2 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

Disclosures of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis, are required in the financial statements.

The carrying amount, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2015 and December 31, 2014 are as follows:

	Fair Value Measurements at March 31, 2015
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3

Assets
Cash and Short-Term Investments	$62,719	$62,719	$62,719	$-	$-
Investment Securities Available for Sale	279,139	279,139	-	278,192	947
Investment Securities Held to Maturity	31	31	-	31	-
Federal Home Loan Bank Stock	2,731	2,731	2,731	-	-
Loans, Net	744,866	746,714	-	740,261	6,453
Bank-Owned Life Insurance	14,648	14,648	14,648	-	-

Liabilities
Deposits	985,856	987,595	560,599	426,996	-
Subordinated Debentures	24,229	24,229	-	24,229	-
Other Borrowed Money	40,000	42,395	-	42,395	-

	Fair Value Measurements at December 31, 2014
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3

Assets
Cash and Short-Term Investments	$65,811	$65,811	$65,811	$-	$-
Investment Securities Available for Sale	274,594	274,594	-	273,646	948
Investment Securities Held to Maturity	30	30	-	30	-
Federal Home Loan Bank Stock	2,831	2,831	2,831	-	-
Loans, Net	736,930	738,948	-	731,170	7,778
Bank-Owned Life Insurance	14,531	14,531	14,531	-	-

Liabilities
Deposits	979,303	980,874	551,057	429,817	-
Subordinated Debentures	24,229	24,229	24,229	-	-
Other Borrowed Money	40,000	41,962	-	41,962	-

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
Item 2 (Continued)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis – The following table presents the recorded amount of the Company’s assets measured at fair value on a recurring and nonrecurring basis as of March 31, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall.  The table below includes only impaired loans with a specific reserve and only other real estate properties with a valuation allowance at March 31 2015.  Those impaired loans and other real estate properties are shown net of the related specific reserves and valuation allowances.

Part I (Continued)
Item 2 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

		Fair Value Measurements at Reporting Date Using
March 31, 2015	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Recurring Securities Available for Sale
U.S. Government Agencies
Mortgage-Backed	$275,971	$-	$275,971	$-
State, County and Municipal	3,168	-	2,221	947
	$279,139	$-	$278,192	$947

Nonrecurring
Impaired Loans	$6,453	$-	$-	$6,453

Other Real Estate	$5,985	$-	$-	$5,985

		Fair Value Measurements at Reporting Date Using
December 31, 2014	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Recurring Securities Available for Sale
U.S. Government Agencies
Mortgage-Backed	$271,064	$-	$271,064	$-
State, County and Municipal	3,530	-	2,582	948
	$274,594	$-	$273,646	$948

Nonrecurring
Impaired Loans	$7,778	$-	$-	$7,778

Other Real Estate	$6,128	$-	$-	$6,128

Liabilities

The Company did not identify any liabilities that are required to be presented at fair value.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

The following table presents quantitative information about the significant unobservable inputs used in the fair value measurements for assets in level 3 of the fair value hierarchy measured on a nonrecurring basis at March 31, 2015 and December 31, 2014.  This table is comprised primarily of collateral dependent impaired loans and other real estate owned:

Part I (Continued)
Item 2 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

	March 31, 2015	Valuation Techniques	Unobservable Inputs	Range Weighted Avg
Impaired Loans
Real Estate
Commercial Construction	$85	Sales Comparison	Adjustment for Differences	(56.60%) - 20.10%
			Between the Comparable Sales	(18.25%)

			Management Adjustments for	0.00% - 10.00%
			Age of Appraisals and/or Current	5.00%
			Market Conditions

Residential Real Estate	773	Sales Comparison	Adjustment for Differences	(15.00%) - 191.70%
			Between the Comparable Sales	88.35%

			Management Adjustments for	10.00% - 25.00%
			Age of Appraisals and/or Current	17.50%
			Market Conditions

		Income Approach	Capitalization Rate	12.50%

Commercial Real Estate	5,254	Sales Comparison	Management Adjustment for	0.00% - 10.00%
			Age of Appraisals and/or Current	5.00%
			Market Conditions

		Income Approach	Capitalization Rate	11.00%

Farmland	341	Sales Comparison	Adjustment for Differences	(8.30%) - 252.50%
			Between the Comparable Sales	122.10%

			Management Adjustment for	10.00% - 75.00%
			Age of Appraisals and/or Current	42.50%
			Market Conditions

Other Real Estate Owned	5,985	Sales Comparison	Adjustment for Differences	(55.00%) - 45.00%
			Between the Comparable Sales	(5.00%)

			Management Adjustment for	0.33% - 69.36%
			Age of Appraisals and/or Current	29.58%
			Market Conditions

		Income Approach	Discount Rate	9.00%

			Capitalization Rate	10.00%

Part I (Continued)
Item 2 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

	December 31, 2014	Valuation Techniques	Unobservable Inputs	Range Weighted Avg
Real Estate
Commercial Construction	$82	Sales Comparison	Adjustment for Differences	(22.00%) - 38.10%
			Between the Comparable Sales	8.05%

			Management Adjustments for	0.00% - 10.00%
			Age of Appraisals and/or Current	5.00%
			Market Conditions

Residential Real Estate	1,651	Sales Comparison	Adjustment for Differences	(2.30%) - 191.70%
			Between the Comparable Sales	94.70%

			Management Adjustments for	0.00% - 10.00%
			Age of Appraisals and/or Current	5.00%
			Market Conditions

		Income Approach	Capitalization Rate	13.75%

Commercial Real Estate	5,678	Sales Comparison	Adjustment for differences	0.00% - 0.00%
			Between the comparable Sales	0.00%

			Management Adjustments for	0.00% - 90.00%
			Age of Appraisals and/or Current	45.00%
			Market Conditions

		Income Approach	Capitalization Rate	11.00%

Farmland	367	Sales Comparison	Adjustment for Differences	(8.30%) - 252.50%
			Between the Comparable Sales	122.10%

			Management Adjustments for	10.00% - 50.00%
			Age of Appraisals and/or Current	30.00%
			Market Conditions

Other Real Estate Owned	6,128	Sales Comparison	Adjustment for Differences	(40.00%) - 45.00%
			Between the Comparable Sales	2.50%

			Management Adjustment for	0.33% - 69.36%
			Age of Appraisals and/or Current	31.88%
			Market Conditions

		Income Approach	Discount Rate	9.00%

			Capitalization Rate	10.00%

Part I (Continued)
Item 2 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

The table below presents a reconciliation and statement of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the three months ended March 31, 2015 and the twelve months ended December 31, 2014.

	Available for Sale Securities
	March 31, 2015	December 31, 2014

Balance, Beginning	$948	$941
Transfers out of Level 3	-	-
Loss on OTTI Impairment Included in Noninterest Income	-	-
Unrealized Gains included in Other Comprehensive Income (Loss)	(1)	7

Balance, Ending	$947	$948

The Company’s policy is to recognize transfers in and transfers out of levels 1, 2 and 3 as of the end of a reporting period.  There were no transfers of securities between levels for the three months ended March 31, 2015 and the twelve months ended December 31, 2014.

The following table presents quantitative information about recurring level 3 fair value measurements as of March 31, 2015.

	Fair Value	Valuation Techniques	Unobservable Inputs	Range Weighted Avg

State, County and Municipal	$947	Discounted Cash Flow	Discount Rate	N/A	*

* The Company relies on a third-party pricing service to value its municipal securities.  The details of the unobservable inputs and other adjustments used by the third-party pricing service were not readily available to the Company.

(12) Regulatory Capital Matters

The amount of dividends payable to the parent company from the subsidiary bank is limited by various banking regulatory agencies.  Upon approval by regulatory authorities, the Bank may pay cash dividends to the parent company in excess of regulatory limitations.  Additionally, the Company suspended the payment of dividends to its stockholders in the third quarter of 2009.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  As of March 31, 2015, the interim final Basel III rules (Basel III) require the Company to also maintain minimum amounts and ratios of common equity Tier 1 capital to risk-weighted assets.  These amounts and ratios as defined in regulations are presented hereafter.  Management believes, as of March 31, 2015, the Company meets all capital adequacy requirements to which it is subject under the regulatory framework for prompt corrective action.  There is no threshold for well-capitalized status for bank holding companies.  In the opinion of management, there have been no events or conditions occur since March 31, 2015, or since the most recent notification of capital adequacy from the regulators, which have changed the institution’s category.

Part I (Continued)
Item 2 (Continued)

(12) Regulatory Capital Matters (Continued)

The Basel III rules also require the implementation of a new capital conservation buffer comprised of common equity Tier 1 capital.  The capital conservation buffer will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increase each subsequent year by 0.625% until reaching its final level of 2.5% on January 1, 2019.

The following table summarizes regulatory capital information as of March 31, 2015 and December 31, 2014 on a consolidated basis and for the subsidiary, as defined.  Regulatory capital ratios for March 31, 2015 were calculated in accordance with the Basel III rules, whereas the December 31, 2014 regulatory ratios were calculated in accordance with the Basel I rules.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of March 31, 2015

Total Capital to Risk-Weighted Assets
Consolidated	$136,946	17.34%	$63,179	8.00%	N/	A	N/	A
Colony Bank	129,606	16.44	63,083	8.00	$78,854		10.00%

Tier I Capital to Risk-Weighted Assets
Consolidated	128,569	16.28	47,385	6.00	N/	A	N/	A
Colony Bank	121,229	15.37	47,312	6.00	63,083		8.00

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	77,069	9.76	35,538	4.50	N/	A	N/	A
Colony Bank	121,229	15.37	35,484	4.50	51,255		6.50

Tier I Capital to Average Assets
Consolidated	128,569	11.14	46,180	4.00	N/	A	N/	A
Colony Bank	121,229	10.53	46,033	4.00	57,541		5.00

Part I (Continued)
Item 2 (Continued)

(12) Regulatory Capital Matters (Continued)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of December 31, 2014

Total Capital to Risk-Weighted Assets
Consolidated	$136,022	17.95%	$60,639	8.00%	N/	A	N/	A
Colony Bank	127,833	16.89	60,542	8.00	$75,678		10.00%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	127,220	16.78	30,320	4.00	N/	A	N/	A
Colony Bank	119,031	15.73	30,271	4.00	45,407		6.00

Tier 1 Capital to Average Assets
Consolidated	127,220	11.18	45,509	4.00	N/	A	N/	A
Colony Bank	119,031	10.50	45,364	4.00	56,705		5.00

(13) Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period.  Diluted earnings per share reflects the potential dilution of restricted stock and common stock warrants.  Net income available to common stockholders represents net income after preferred stock dividends.  The following table presents earnings per share for the three month period ended March 31, 2015 and 2014:

	Three Months Ended March 31
	2015	2014

Numerator
Net Income Available to Common Stockholders	$1,253	$814

Denominator
Weighted Average Number of Common Shares Outstanding for Basic Earnings Per Common Share	8,439	8,439

Dilutive Effect of Potential Common Stock
Restricted Stock	-	-
Stock Warrants	-	-
Weighted-Average Number of Shares Outstanding for Diluted Earnings Per Common Share	8,439	8,439

Earnings Per Share - Basic	$0.15	$0.10

Earnings Per Share - Diluted	$0.15	$0.10

For the three months ended March 31, 2015 and 2014, respectively, the Company has excluded 500 shares of common stock equivalents because the strike price of the common stock equivalents would cause them to have an anti-dilutive effect.

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

The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of March 31, 2015, and the consolidated results of operations for the three months ended March 31, 2015.  This discussion should be read in conjunction with the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2015. Readers should also carefully review all other disclosures we file from time to time with the SEC.

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

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of March 31, 2015 and 2014, and results of operations for each of the three months in the periods ended March 31, 2015 and 2014.  This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

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

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense.  Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities.  Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets.  Net income available to shareholders totaled $1.25 million, or $0.15 diluted per common share, in three months ended March 31, 2015 compared to net income available to shareholders of $814 thousand, or $0.10 diluted per common share, in three months ended March 31, 2014.

Selected income statement data, returns on average assets and average common equity and dividends per share for the comparable periods were as follows:

	Three Months Ended March 31
	2015	2014	$ Variance	% Variance

Taxable-equivalent net interest income	$9,228	$9,224	$4	0.04%
Taxable-equivalent adjustment	26	30	(4)	(13.33)

Net interest income	9,202	9,194	8	0.09
Provision for loan losses	362	327	35	10.70
Noninterest income	2,212	2,062	150	7.27
Noninterest expense	8,286	8,866	(580)	(6.54)

Income before income taxes	$2,766	$2,063	$703	34.08
Income Taxes	883	606	277	45.71

Net income	$1,883	$1,457	$426	29.24

Preferred stock dividends	630	643	(13)	(2.02)

Net income available to common shareholders	$1,253	$814	$439	53.93%

Net income available to common shareholders:
Basic	$0.15	$0.10	$0.05	50.00%
Diluted	$0.15	$0.10	$0.05	50.00%
Return on average assets	0.44%	0.29%	0.15%	51.72%
Return on average common equity	4.98%	3.55%	1.43%	40.28%

Net income from operations for three months ended March 31, 2015 increased $426 thousand, or 29.24 percent, compared to the same period in 2014.  The increase was primarily the result of an increase of $8 thousand in net interest income, a decrease of $580 thousand in noninterest expense and an increase of $150 thousand in noninterest income.  This was offset by an increase of $277 thousand in income taxes and an increase of $35 thousand in provision for loan losses.

Part I (Continued)
Item 2 (Continued)

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 80.62 percent of total revenue for three months ended March 31, 2015 and 81.68 percent for the same period a year ago.

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

Part I (Continued)
Item 2 (Continued)

Rate/Volume Analysis

The rate/volume analysis presented hereafter illustrates the change from March 31, 2014 to March 31, 2015 for each component of the taxable equivalent net interest income separated into the amount generated through volume changes and the amount generated by changes in the yields/rates.

	Changes from March 31, 2014 to March 31, 2015
($ in thousands)	Volume	Rate	Total

Interest Income
Loans, Net-taxable	$34	$(14)	$20

Investment Securities
Taxable	(32)	(77)	(109)
Tax-exempt	(14)	2	(12)
Total Investment Securities	(46)	(75)	(121)

Interest-Bearing Deposits in other Banks	6	(2)	4

Federal Funds Sold	6	-	6

Other Interest - Earning Assets	(3)	3	-
Total Interest Income	(3)	(88)	(91)

Interest Expense
Interest-Bearing Demand and Savings Deposits	29	(17)	12
Time Deposits	(62)	(52)	(114)
Subordinated Debentures	-	(6)	(6)
Other Borrowed Money	-	13	13

Total Interest Expense	(33)	(62)	(95)
Net Interest Income	$30	$(26)	$4

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

Part I (Continued)
Item 2 (Continued)

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

The Company maintains about 16 percent of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years.  The liabilities to fund assets are primarily in short term certificate of deposits that mature within one year.  The net interest margin decreased to 3.43 percent for three months ended March 31, 2015 compared to 3.47 percent for the same period a year ago.  We anticipate the net interest margin remaining relatively flat for 2015.

Taxable-equivalent net interest income for three months ended March 31, 2015 increased $4 thousand, or 0.04 percent compared to the same period a year ago. The average volume of earning assets during three months ended March 31, 2015 increased $12.44 million compared to the same period a year ago while over the same period the net interest margin decreased by 4 basis points from 3.47 percent to 3.43 percent.  Growth in average earning assets during 2015 was primarily in loans, interest bearing deposits and federal funds sold.

The average volume of loans increased $2.61 million in three months ended March 31, 2015 compared to the same period a year ago.  The average yield on loans decreased 1 basis point in three months ended March 31, 2015 compared to the same period a year ago. The average volume of investment securities decreased $8.67 million in three months ended March 31, 2015 compared to the same year ago period, while the average yield on investment securities decreased 12 basis points for the same period comparison.  The average volume of deposits increased $9.71 million in three months ended March 31, 2015 compared to the same period a year ago, with interest-bearing deposits increasing $2.92 million in three months ended March 31, 2015.  Accordingly, the ratio of average interest-bearing deposits to total average deposits was 87.21 percent in three months ended March 31, 2015 compared to 87.78 percent in the same period a year ago.  This deposit mix, combined with a general decrease in market rates, had the effect of (i) decreasing the average cost of total deposits by 5 basis points in three months ended March 31, 2015 compared to the same period a year ago and, (ii) mitigating a portion of the impact of decreasing yields on earning assets.

The Company’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.33 percent in three months ended March 31, 2015 compared to 3.36 percent in the same period a year ago. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $362 thousand in the three months ended March 31, 2015 compared to $327 thousand in the same period a year ago.   See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Part I (Continued)
Item 2 (Continued)

Noninterest Income

The components of noninterest income were as follows:

	Three Months Ended March 31		$ Variance	% Variance
	2015	2014

Service Charges on Deposit Accounts	$987	$1,067	$(80)	(7.50%)
Other Charges, Commissions and Fees	662	581	81	13.94
Mortgage Fee Income	113	67	46	68.66
Securities Gains (Losses)	3	-	3	-
Other	447	347	100	28.82

Total	$2,212	$2,062	$150	7.27%

Changes in these items and the other components of noninterest income are discussed in more detail below.

Mortgage Fee Income.  The volume of mortgage loans has shown a slight increase in 2015 compared to the same period in 2014 which contributed to a slight increase in mortgage fee income.

Other Charges, Commissions and Fees. Significant amounts impacting the comparable periods was primarily attributed to ATM and debit card interchange fees which increased $85 thousand in 2015 compared to 2014.

Noninterest Expense

The components of noninterest expense were as follows:

	Three Months Ended March 31		$ Variance	% Variance
	2015	2014

Salaries and Employee Benefits	$4,468	$4,412	$56	1.27%
Occupancy and Equipment	993	1,020	(27)	(2.65)
Other	2,825	3,434	(609)	(17.73)

Total	$8,286	$8,866	$(580)	(6.54)%

These items and the changes in the various components of noninterest expense are discussed in more detail below.

Salaries and Employee Benefits.  The increase is primarily attributable to merit pay increases.

Other.  Significant amounts impacting the comparable periods was primarily attributed to foreclosed property costs which decreased by $750 thousand from $955 thousand in 2014 compared to $205 thousand in 2015.  The decrease in foreclosed property expense is attributable to the decrease in the volume of OREO.  The telephone expense also decreased $69 thousand in 2015 compared to 2014.

Part I (Continued)
Item 2 (Continued)

Loans

The following table presents the composition of the Company’s loan portfolio as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014	$ Variance	% Variance

Commercial and Agricultural
Commercial	$51,774	$50,960	$814	1.60%
Agricultural	19,188	16,689	2,499	14.97
Real Estate
Commercial Construction	48,611	51,259	(2,648)	(5.17)
Residential Construction	10,030	11,221	(1,191)	(10.61)
Commercial	341,845	332,231	9,614	2.89
Residential	202,878	203,753	(875)	(0.43)
Farmland	51,572	49,951	1,621	3.25
Consumer and Other
Consumer	21,705	22,820	(1,115)	(4.89)
Other	6,031	7,210	(1,179)	(16.35)
Gross Loans	753,634	746,094	7,540	1.01
Unearned Interest and Fees	(391)	(362)	(29)	(8.01)
Allowance for Loan Losses	(8,377)	(8,802)	425	4.83
Net Loans	$744,866	$736,930	$7,936	1.08%

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

Collateral Concentrations.  Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions.  The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk, particularly with the current economic downturn in the real estate market.  At March 31, 2015, approximately 87 percent of the Company’s loan portfolio was concentrated in loans secured by real estate.  A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector.  In addition, a large portion of the Company’s foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions.  Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.

Nonperforming Assets and Potential Problem Loans

Nonperforming assets and accruing past due loans as of March 31, 2015, December 31, 2014 and March 31, 2014 were as follows:

	March 31, 2015	December 31, 2014	March 31, 2014

Loans Accounted for on Nonaccrual	$14,779	$18,334	$24,920
Loans Accruing Past Due 90 Days or More	8	7	15
Other Real Estate Foreclosed	11,979	10,402	14,227
Securities Accounted for on Nonaccrual	--	--	--
Total Nonperforming Assets	$26,766	$28,743	$39,162

Nonperforming Assets by Segment
Construction and Land Development	$9,646	$9,655	$16,416
1-4 Family Residential	6,175	8,237	4,994
Multifamily Residential	173	173	200
Nonfarm Residential	8,247	8,375	13,383
Farmland	1,417	1,449	1,672
Commercial and Consumer	1,108	854	2,497
Total Nonperforming Assets	$26,766	$28,743	$39,162

Nonperforming Assets as a Percentage of:
Total Loans and Foreclosed Assets	3.50%	3.80%	5.21%
Total Assets	2.31%	2.51%	3.43%
Nonperforming Loans as a Percentage of:
Total Loans	1.96%	2.46%	3.38%

Supplemental Data:
Trouble Debt Restructured Loans
In Compliance with Modified Terms	$20,492	$19,229	$19,838
Trouble Debt Restructured Loans
Past Due 30-89 Days	--	757	790
Accruing Past Due Loans:
30-89 Days Past Due	$7,652	$9,701	$10,779
90 or More Days Past Due	8	7	15
Total Accruing Past Due Loans	$7,660	$9,708	$10,794

Allowance for Loan Losses	$8,377	$8,802	$11,710
ALLL as a Percentage of:
Total Loans	1.11%	1.18%	1.59%
Nonperforming Loans	56.65%	47.99%	46.96%

Part I (Continued)
Item 2 (Continued)

Nonperforming assets include nonaccrual loans, loans past due 90 days or more, foreclosed real estate and nonaccrual securities.   Nonperforming assets at March 31, 2015 decreased 6.88 percent from December 31, 2014.

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

Part I (Continued)
Item 2 (Continued)

The allowances established for the remainder of the loan portfolio are based on historical loss factors, adjusted for certain qualitative factors, which are applied to groups of loans with similar risk characteristics.  Real estate loans are segregated into thirteen separate groups with the remainder of loans grouped according to risk grade.  Most of the Company’s charge-offs during the past two years have been real estate dependent loans and we believe the segmentation of real estate loans into these thirteen groups provides more accuracy in determining the allowance for loan losses.  The historical loss ratios applied to these groups of loans are updated quarterly based on actual charge-off experience.  The historical loss ratios are further adjusted by qualitative factors including the following:  changes in the risk ratings of the loan portfolio, level of net charge-offs, past due loan ratios, the value of collateral, portfolio loan quality indicators; portfolio growth rates, level of commercial real estate loans, loan concentrations; portfolio policies and procedures, underwriting standards, effectiveness of our loss recognition processes, collection and recovery practices; local economic business conditions; and the experience, ability, and depth of lending management and staff.

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

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the three month periods ended March 31, 2015 and March 31, 2014.

	March 31, 2015		March 31, 2014
($ in thousands)	Average Amount	Average Rate (1)	Average Amount	Average Rate (1)

Noninterest-Bearing Demand Deposits	$125,255		$118,477
Interest-Bearing Demand and Savings Deposits	425,117	0.34%	392,855	0.36%
Time Deposits	428,769	0.80%	458,107	0.85%

Total Deposits	$979,141	0.50%	$969,439	0.55%

(1)	Average rate is an annualized rate.

Average deposits increased $9.70 million to $979.14 million at March 31, 2015 from $969.44 million at March 31, 2014.  The change included a decrease of $29.34 million, or 6.40 percent, related to time deposits.  Accordingly the ratio of average noninterest-bearing deposits to total average deposits was 12.79 percent for three months ended March 31, 2015 compared to 12.22 percent for three months ended March 31, 2014.  The general decrease in market rates, had the effect of (i) decreasing the average cost of total deposits by 5 basis points in three months ended March 31, 2015 compared to the same period a year ago; and (ii) mitigating a portion of the impact of decreasing yields on earning assets.

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

Loan Commitments. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for possible loan losses. Loan commitments outstanding at March 31, 2015 are included in the table in Footnote 10 of the Consolidated Financial Statements.

Part I (Continued)
Item 2 (Continued)

Capital and Liquidity

At March 31, 2015, stockholders’ equity totaled $102.4 million compared to $99.0 million at December 31, 2014. In addition to net income of $1.88 million, other significant changes in stockholders’ equity during three months ended March 31, 2015 included $630 thousand of preferred stock dividends declared.  The accumulated other comprehensive income (loss) component of stockholders’ equity totaled $(2.76) million at March 31, 2015 compared to $(4.85) million at December 31, 2014. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale. Under regulatory requirements the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios.  Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. Tier 1 capital consists of common stock and qualifying preferred stockholders’ equity and trust preferred securities less goodwill.  Tier 2 capital consists of certain convertible, subordinated and other qualifying debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets.  The Company has no Tier 2 capital other than the allowance for loan losses.

Using the capital requirements presently in effect, the Tier 1 ratio as of March 31, 2015 was 16.28 percent and total Tier 1 and 2 risk-based capital was 17.34 percent.  Both of these measures compare favorably with the regulatory minimum to be adequately capitalized of 4 percent for Tier 1 and 8 percent for total risk-based capital.  The Company’s Tier 1 leverage ratio as of March 31, 2015 was 11.14 percent, which exceeds the required ratio standard of 4 percent.

The Company suspended cash dividends on its common stock beginning in the third quarter of 2009 and has not reinstated dividend payments.  The Company paid dividends of $630 thousand on preferred stock for the period ending March 31, 2015.  The Company declared dividends of $643 thousand on preferred stock for the period ending March 31, 2014.  On November 17, 2014 the Company reinstated dividend payments on the Preferred Stock and paid the accumulated dividends in arrears to the holders of the Preferred Stock. Additional information is provided in the Notes to the Consolidated Financial Statements for Preferred Stock.

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

The investment portfolio provides a ready means to raise cash if liquidity needs arise.  As of March 31, 2015, the Company held $279.1 million in bonds (excluding FHLB stock), at current market value in the available for sale portfolio.  At December 31, 2014, the available for sale bond portfolio totaled $274.6 million.  Only marketable investment grade bonds are purchased.  Although a good portion of the banks’ bond portfolios are encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for a sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it primarily determines the Company’s liquidity posture.  Colony had ratios of loans to deposits of 76.4 percent as of March 31, 2015 and 76.2 percent at December 31, 2014.  Management employs alternative funding sources when deposit balances will not meet loan demands.  The ratios of loans to all funding sources (excluding Subordinated Debentures) at March 31, 2015 and December 31, 2014 were 73.5 percent and 73.2 percent, respectively.  Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources.  The stability of the banks’ core deposit base is an important factor in Colony’s liquidity position.  A heavy percentage of the deposit base is comprised of accounts of individuals and small businesses with comprehensive banking relationships and limited volatility.  At March 31, 2015 and December 31, 2014, Colony had $213.9 million and $210.5 million in certificates of deposit of $100,000 or more.  These larger deposits represented 21.7 percent and 21.5 percent of respective total deposits.  Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed.  Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

Part I (Continued)
Item 2 (Continued)

The Company supplemented deposit sources with brokered deposits. As of March 31, 2015, the Company had $26.2 million, or 2.66 percent of total deposits, in CDARS.  Additional information is provided in the Notes to the Consolidated Financial Statements regarding these brokered deposits.  Additionally, the Company uses external deposit listing services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed.  These deposits obtained from listing services are often referred to as wholesale or internet CDs.  As of March 31, 2015, the Company had $27.64 million, or 2.80 percent of total deposits, in internet certificates of deposit obtained through deposit listing services.

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

Return on Assets and Stockholders’ Equity

The following table presents selected financial ratios for each of the periods indicated.

	Three Months Ended March 31
	2015	2014

Return on Average Assets (1)	0.44%	0.29%

Return on Average Total Equity (1)	4.98%	3.55%

Average Total Equity to Average Assets	8.75%	8.09%

(1)	Computed using annualized net income available to common shareholders.

Part I (Continued)
Item 3

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

AVERAGE BALANCE SHEETS	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
($ in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Interest and fees
Taxable (1)	$743,457	$9,727	5.23%	$740,843	$9,707	5.24%
Investment Securities
Taxable	272,031	1,080	1.59%	279,555	1,189	1.70%
Tax-Exempt (2)	1,793	23	5.13%	2,937	35	4.77%
Total Investment Securities	273,824	1,103	1.61%	282,492	1,224	1.73%
Interest-Bearing Deposits	30,579	17	0.22%	21,299	13	0.24%
Federal Funds Sold	24,558	15	0.24%	15,039	9	0.24%
Interest-Bearing Other Assets	2,825	30	4.25%	3,134	30	3.83%
Total Interest-Earning Assets	$1,075,243	$10,892	4.05%	$1,062,807	$10,983	4.13%
Non-interest-Earning Assets
Cash and Cash Equivalents	20,256			20,160
Allowance for Loan Losses	(8,822)			(12,203)
Other Assets	63,985			62,765
Total Noninterest-Earning Assets	75,419			70,722
Total Assets	$1,150,662			$1,133,529
Liabilities and Stockholders' Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$425,117	$365	0.34%	$392,855	$353	0.36%
Other Time	428,769	854	0.80%	458,107	968	0.85%
Total Interest-Bearing Deposits	853,886	1,219	0.57%	850,962	1,321	0.62%
Other Interest-Bearing Liabilities
Other Borrowed Money	40,000	323	3.23%	40,000	310	3.10%
Subordinated Debentures	24,229	122	2.01%	24,229	128	2.11%
Total Other Interest-Bearing Liabilities	64,229	445	2.77%	64,229	438	2.73%
Total Interest-Bearing Liabilities	$918,115	$1,664	0.72%	$915,191	$1,759	0.77%
Noninterest-Bearing Liabilities and Stockholders' Equity
Demand Deposits	125,255			118,477
Other Liabilities	6,665			8,200
Stockholders' Equity	100,627			91,661
Total Noninterest-Bearing Liabilities and Stockholders' Equity	232,547			218,338
Total Liabilities and Stockholders' Equity	$1,150,662			$1,133,529

Interest Rate Spread			3.33%			3.36%
Net Interest Income		$9,228			$9,224
Net Interest Margin			3.43%			3.47%

(1)
The average balance of loans includes the average balance of nonaccrual loans.  Income on such loans is recognized and recorded on the cash basis. Taxable equivalent adjustments totaling $18 and $18 for three month periods ended March 31, 2015 and 2014, respectively, are included in tax-exempt interest on loans.

(2)
Taxable-equivalent adjustments totaling $8 and $12 for three month periods ended March 31, 2015 and 2014, respectively, are included in tax-exempt interest on investment securities.  The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

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

Part II (Continued)
Item 6

ITEM 6 – EXHIBITS

3.1 Articles of Incorporation, As Amended

-filed as Exhibit 99.1 to the Registrant’s 10-Q for the period ended June 30, 2014 (File No. 0-12436), filed with the Commission on August 4, 2014 and incorporated herein by reference.

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

31.1 Certificate of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2 Certificate of Chief Financial Officer Pursuant to Section 302 of Sarbanes – Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1 Retention Agreements for Corporate Officers

• Retention Agreement, dated March 27, 2015, for Edward P. Loomis, Jr.

• Retention Agreement, dated March 27, 2015, for Terry L. Hester

• Retention Agreement, dated March 27, 2015, for Henry F. Brown, Jr.

• Retention Agreement, dated March 27, 2015, for M. Eddie Hoyle, Jr.

• Retention Agreement, dated March 27, 2015, for Lee A. Northcutt

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

Colony Bankcorp, Inc.

/s/ Edward P. Loomis, Jr.
Date: May 4, 2015	Edward P. Loomis, Jr.,
President and Chief Executive Officer

/s/ Terry L. Hester
Terry L. Hester,
Date: May 4, 2015	Executive Vice President and Chief Financial Officer