Form 10-Q
period 2015-06-30
COLONY BANKCORP INC
filed 2015-08-03
CIK 711669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 30, 2015	COMMISSION FILE NUMBER 0-12436

COLONY BANKCORP, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

GEORGIA	58-1492391
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

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

YES    X           NO

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, A NON-ACCELERATED FILER OR A SMALLER REPORTING COMPANY.   SEE DEFINITIONS OF “ACCELERATED FILER”, “LARGE ACCELERATED FILER” AND “SMALLER REPORTING COMPANY” IN RULE 12b-2 OF THE EXCHANGE ACT.

LARGE ACCELERATED FILER	ACCELERATED FILER
NON-ACCELERATED FILER	SMALLER REPORTING COMPANY X
(DO NOT CHECK IF A SMALLER REPORTING COMPANY)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).

YES          NO   X

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS	OUTSTANDING AT AUGUST 3, 2015
COMMON STOCK, $1 PAR VALUE	8,439,258

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

PART 1. FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

THE FOLLOWING FINANCIAL STATEMENTS ARE PROVIDED FOR COLONY BANKCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY BANK, COLONY BANK

A.	CONSOLIDATED BALANCE SHEETS – JUNE 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014 (AUDITED).

B.	CONSOLIDATED STATEMENTS OF INCOME – FOR THE THREE MONTHS ENDED JUNE 30, 2015 AND 2014 AND FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014 (UNAUDITED).

C.	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – FOR THE THREE MONTHS ENDED JUNE 30, 2015 AND 2014 AND FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014 (UNAUDITED).

D.	CONSOLIDATED STATEMENTS OF CASH FLOWS – FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014 (UNAUDITED).

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING SOLELY OF NORMAL RECURRING ADJUSTMENTS) NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2015 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

Part I (Continued)

Item 2 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2015 AND DECEMBER 31, 2014
(DOLLARS IN THOUSANDS)

	June 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS

Cash and Cash Equivalents
Cash and Due from Banks	$19,550	$24,473
Federal Funds Sold	-	20,132
	19,550	44,605
Interest-Bearing Deposits	24,323	21,206
Investment Securities
Available for Sale, at Fair Value	273,878	274,594
Held to Maturity, at Cost (Fair Value of $27 and $30, as of June 30, 2015 and December 31, 2014, Respectively)	27	30
	273,905	274,624

Federal Home Loan Bank Stock, at Cost	2,731	2,831
Loans	760,078	746,094
Allowance for Loan Losses	(8,480)	(8,802)
Unearned Interest and Fees	(388)	(362)
	751,210	736,930
Premises and Equipment	24,465	24,960
Other Real Estate (Net of Allowance of $3,222 and $3,320 as of June 30, 2015 and December 31, 2014, Respectively)	12,031	10,402
Other Intangible Assets	134	152
Other Assets	30,701	31,188
Total Assets	$1,139,050	$1,146,898

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest-Bearing	$125,541	$128,340
Interest-Bearing	843,093	850,963
	968,634	979,303
Borrowed Money
Subordinated Debentures	24,229	24,229
Other Borrowed Money	40,000	40,000
	64,229	64,229

Other Liabilities	3,528	4,339

Stockholders' Equity
Preferred Stock, Stated Value $1,000 a Share; Authorized 10,000,000 Shares, Issued 28,000 Shares	28,000	28,000
Common Stock, Par Value $1 a Share; Authorized 20,000,000 Shares, Issued 8,439,258 Shares as of June 30, 2015 and December 31, 2014	8,439	8,439
Paid-In Capital	29,145	29,145
Retained Earnings	41,097	38,288
Accumulated Other Comprehensive (Loss), Net of Tax Benefits	(4,022)	(4,845)
	102,659	99,027
Total Liabilities and Stockholders' Equity	$1,139,050	$1,146,898

The accompanying notes are an integral part of these statements.

Part I (Continued)

Item 2 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 2015 AND 2014
AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Interest Income
Loans, Including Fees	$9,873	$9,956	$19,582	$19,645
Federal Funds Sold	-	8	15	17
Deposits with Other Banks	24	10	41	23
U.S. Government Agencies	978	1,225	2,048	2,409
State, County and Municipal	25	23	50	51
Dividends on Other Investments	30	29	60	59
	10,930	11,251	21,796	22,204
Interest Expense
Deposits	1,219	1,288	2,438	2,609
Borrowed Money	464	435	909	873
	1,683	1,723	3,347	3,482

Net Interest Income	9,247	9,528	18,449	18,722
Provision for Loan Losses	129	481	491	808
Net Interest Income After Provision for Loan Losses	9,118	9,047	17,958	17,914

Noninterest Income
Service Charges on Deposits	1,040	1,087	2,051	2,183
Other Service Charges, Commissions and Fees	664	623	1,302	1,175
Mortgage Fee Income	134	114	247	181
Securities Gains (Losses)	-	1	3	1
Other	520	421	967	768
	2,358	2,246	4,570	4,308
Noninterest Expenses
Salaries and Employee Benefits	4,407	4,305	8,875	8,717
Occupancy and Equipment	1,017	1,000	2,010	2,020
Other	2,896	2,986	5,721	6,420
	8,320	8,291	16,606	17,157

Income Before Income Taxes	3,156	3,002	5,922	5,065
Income Taxes	971	986	1,854	1,592
Net Income	2,185	2,016	4,068	3,473
Preferred Stock Dividends	630	681	1,260	1,324
Net Income Available to Common Stockholders	$1,555	$1,335	$2,808	$2,149
Net Income Per Share of Common Stock
Basic	$0.18	$0.16	$0.33	$0.25
Diluted	$0.18	$0.16	$0.33	$0.25
Cash Dividends Declared Per Share of Common Stock	$-	$-	$-	$-
Weighted Average Basic Shares Outstanding	8,439,258	8,439,258	8,439,258	8,439,258
Weighted Average Diluted Shares Outstanding	8,441,628	8,439,258	8,440,443	8,439,258

The accompanying notes are an integral part of these statements.

Part I (Continued)

Item 2 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2015 AND 2014
AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Net Income	$2,185	$2,016	$4,068	$3,473

Other Comprehensive Income:

Gains on Securities Arising During the Year	(1,908)	2,314	1,250	4,708
Tax Effect	649	(787)	(425)	(1,601)
Realized (Losses) on Sale of AFS Securities	-	-	(3)	-
Tax Effect	-	-	1	-

Change in Unrealized Gains (Losses) on Securities Available for Sale, Net of Reclassification Adjustment and Tax Effects	(1,259)	1,527	823	3,107

Comprehensive Income	$926	$3,543	$4,891	$6,580

The accompanying notes are an integral part of these statements.

Part I (Continued)

Item 2 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Six Months Ended
	June 30, 2015	June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$4,068	$3,473
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	821	797
Provision for Loan Losses	491	808
Securities (Gains) Losses	(3)	(1)
Amortization and Accretion	931	628
Losses on Sale of Other Real Estate and Repossessions	(71)	509
Provision for Losses on Other Real Estate	18	245
Increase in Cash Surrender Value of Life Insurance	(26)	(325)
Other Prepaids, Deferrals and Accruals, Net	(747)	2,641
	5,482	8,775
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Investment Securities Available for Sale	(51,849)	(25,034)
Proceeds from Maturities, Calls, and Paydowns of Investment Securities:
Available for Sale	27,751	16,349
Held for Maturity	5	8
Proceeds from Sale of Investment Securities
Available for Sale	25,173	-
Interest-Bearing Deposits in Other Banks	(3,117)	10,588
Net Loans to Customers	(20,253)	10,863
Purchase of Premises and Equipment	(354)	(871)
Proceeds from Sale of Other Real Estate and Repossessions	3,907	5,008
Proceeds from Sale of Federal Home Loan Bank Stock	100	333
Proceeds from Sale of Fixed Assets	29	3
	(18,608)	17,247
CASH FLOWS FROM FINANCING ACTIVITIES
Noninterest-Bearing Customer Deposits	(2,799)	(504)
Interest-Bearing Customer Deposits	(7,870)	(38,757)
Dividends Paid for Preferred Stock	(1,260)	-
	(11,929)	(39,261)

Net Decrease in Cash and Cash Equivalents	(25,055)	(13,239)
Cash and Cash Equivalents at Beginning of Period	44,605	46,187
Cash and Cash Equivalents at End of Period	$19,550	$32,948

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

All dollars in notes to consolidated financial statements are rounded to the nearest thousand, except for per share amounts.

The consolidated financial statements in this report are unaudited, except for the December 31, 2014 consolidated balance sheet. All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company. The results of operations for the six months ended June 30, 2015, are not necessarily indicative of the results which may be expected for the entire year.

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

Concentrations of Credit Risk

Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions. The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk, particularly with the current economic downturn in the real estate market. At June 30, 2015, approximately 86 percent of the Company’s loan portfolio was concentrated in loans secured by real estate. A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector. Declining collateral real estate values that secure land development, construction and speculative real estate loans in the Company’s larger MSA markets have resulted in high loan loss provisions in recent years. In addition, a large portion of the Company’s foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions. Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.

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

Part I (Continued)

Item 2 (Continued)

(1) Summary of Significant Accounting Policies (Continued)

Loans Modified in a Troubled Debt Restructuring (TDR)

Loans are considered to have been modified in a TDR when, due to a borrower’s financial difficulty, the Company makes certain concessions to the borrower that it would not otherwise consider for new debt with similar risk characteristics. Modifications may include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of the collateral. Generally, a non-accrual loan that has been modified in a TDR remains on non-accrual status for a period of 6 months to demonstrate that the borrower is able to meet the terms of the modified loan. However, performance prior to the modification, or significant events that coincide with the modification, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of loan modification or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains on non-accrual status. Once a loan is modified in a troubled debt restructuring it is accounted for as an impaired loan, regardless of its accrual status, until the loan is paid in full, sold or charged off.

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

Part I (Continued)

Item 2 (Continued)

(1) Summary of Significant Accounting Policies (Continued)

Allowance for Loan Losses (Continued)

When the Company does obtain appraisals from external third-parties, the values utilized in the impairment calculation are “as is” or current market values. The appraisals, whether prepared internally or externally, may utilize a single valuation approach or a combination of approaches including the comparable sales, income and cost approach. Appraised amounts used in the impairment calculation are typically discounted 10 percent to account for selling and marketing costs, if the repayment of the loan is to come from the sale of the collateral. Although appraisals are not obtained each year on all impaired loans, the collateral values used in the impairment calculations are evaluated quarterly by management. Based on management’s knowledge of the collateral and the current real estate market conditions, appraised values may be further discounted to reflect facts and circumstances known to management since the most recent appraisal was performed.

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

Depreciation is charged to operations over the estimated useful lives of the assets. The estimated useful lives and methods of depreciation are as follows:

Description	Life in Years			Method
Banking Premises	15	-	40	Straight-Line and Accelerated
Furniture and Equipment	5	-	10	Straight-Line and Accelerated

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

Bank-Owned Life Insurance

The Company has purchased life insurance on the lives of certain key members of management and directors. The life insurance policies are recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or amounts due that are probable at settlement, if applicable. Increases in the cash surrender value are recorded as other income in the consolidated statements of income. The cash surrender value of the insurance contracts is recorded in other assets on the consolidated balance sheets in the amount of $14,557 and $14,531 as of June 30, 2015 and December 31, 2014, respectively.

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

Part I (Continued)

Item 2 (Continued)

(1) Summary of Significant Accounting Policies (Continued)

Changes in Accounting Principles and Effects of New Accounting Pronouncements

Adoption of New Accounting Standards

In May 2014, the FASB issued an update ASU No. 2014-09, Revenue from Contracts with Customers creating FASB Topic 606, Revenue from Contracts with Customers.  The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts).  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance provides steps to follow to achieve the core principle.  An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  Qualitative and quantitative information is required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.  The amendments in this update are effective for interim and annual reporting periods beginning after December 15, 2017.  We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

(2) Investment Securities

Investment securities as of June 30, 2015 and December 31, 2014 are summarized as follows:

June 30, 2015		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale:
U.S. Government Agencies
Mortgage-Backed	$276,068	$218	$(6,303)	$269,983
State, County & Municipal	3,903	27	(35)	3,895
	$279,971	$245	$(6,338)	$273,878
Securities Held to Maturity:
State, County and Municipal	$27	$-	$-	$27

December 31, 2014		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale:
U.S. Government Agencies
Mortgage-Backed	$278,419	$156	$(7,511)	$271,064
State, County & Municipal	3,516	27	(13)	3,530
	$281,935	$183	$(7,524)	$274,594
Securities Held to Maturity:
State, County and Municipal	$30	$-	$-	$30

Part I (Continued)

Item 2 (Continued)

(2) Investment Securities (Continued)

The amortized cost and fair value of investment securities as of June 30, 2015, by contractual maturity, are shown hereafter. Expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. This is often the case with mortgage-backed securities, which are disclosed separately in the table below.

	Securities
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due In One Year or Less	$-	$-	$27	$27
Due After One Year Through Five Years	1,118	1,125	-	-
Due After Five Years Through Ten Years	1,606	1,621	-	-
Due After Ten Years	1,179	1,149	-	-
	$3,903	$3,895	$27	$27

Mortgage-Backed Securities	276,068	269,983	-	-
	$279,971	$273,878	$27	$27

Proceeds from the sale of investments available for sale during the first six months of 2015 totaled $25,173 compared to $0 for the first six months of 2014. The sale of investments available for sale during the first six months of 2015 resulted in gross realized gains of $199 and losses of $196.

Investment securities having a carry value approximating $123,419 and $135,532 as of June 30, 2015 and December 31, 2014, respectively, were pledged to secure public deposits and for other purposes.

Information pertaining to securities with gross unrealized losses at June 30, 2015 and December 31, 2014 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

June 30, 2015
U.S. Government Agencies
Mortgage-Backed	$77,965	$(537)	$151,542	$(5,766)	$229,507	$(6,303)
State, County and Municipal	2,108	(35)	-	-	2,108	(35)
	$80,073	$(572)	$151,542	$(5,766)	$231,615	$(6,338)

December 31, 2014
U.S. Government Agencies
Mortgage-Backed	$66,609	$(397)	$183,646	$(7,114)	$250,255	$(7,511)
State, County and Municipal	-	-	1,379	(13)	1,379	(13)
	$66,609	$(397)	$185,025	$(7,127)	$251,634	$(7,524)

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

At June 30, 2015, the debt securities with unrealized losses have depreciated 2.66 percent from the Company’s amortized cost basis. These securities are guaranteed by either the U.S. Government, other governments or U.S. corporations. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary.

(3) Loans

The following table presents the composition of loans segregated by class of loans, as of June 30, 2015 and December 31, 2014.

	June 30, 2015	December 31, 2014
Commercial and Agricultural
Commercial	$52,506	$50,960
Agricultural	24,019	16,689

Real Estate
Commercial Constuction	46,699	51,259
Residential Construction	11,327	11,221
Commercial	341,167	332,231
Residential	202,805	203,753
Farmland	54,135	49,951

Consumer and Other
Consumer	21,371	22,820
Other	6,049	7,210

Total Loans	$760,078	$746,094

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

The following table presents the loan portfolio by credit quality indicator (risk grade) as of June 30, 2015 and December 31, 2014. Those loans with a risk grade of 1, 2, 3 or 4 have been combined in the pass column for presentation purposes.

June 30, 2015
	Pass	Special Mention	Substandard	Total Loans
Commercial and Agricultural
Commercial	$49,301	$1,400	$1,805	$52,506
Agricultural	23,831	27	161	24,019

Real Estate
Commercial Construction	40,923	1,476	4,300	46,699
Residential Construction	11,327	-	-	11,327
Commercial	321,278	9,713	10,176	341,167
Residential	180,884	12,726	9,195	202,805
Farmland	52,192	380	1,563	54,135

Consumer and Other
Consumer	20,749	204	418	21,371
Other	6,047	1	1	6,049

Total Loans	$706,532	$25,927	$27,619	$760,078

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

Part I (Continued)

Item 2 (Continued)

(3) Loans (Continued)

The following table represents an age analysis of past due loans and nonaccrual loans, segregated by class of loans, as of June 30, 2015 and December 31, 2014:

June 30, 2015
	Accruing Loans
		90 Days
	30-89 Days	or More	Total Accruing	Nonaccrual
	Past Due	Past Due	Loans Past Due	Loans	Current Loans	Total Loans
Commercial and Agricultural
Commercial	$423	$-	$423	$739	$51,344	$52,506
Agricultural	99	-	99	162	23,758	24,019

Real Estate
Commercial Construction	84	-	84	3,152	43,463	46,699
Residential Construction	255	-	255	-	11,072	11,327
Commercial	1,379	-	1,379	4,905	334,883	341,167
Residential	4,098	-	4,098	3,516	195,191	202,805
Farmland	468	-	468	1,442	52,225	54,135

Consumer and Other
Consumer	416	8	424	204	20,743	21,371
Other	-	-	-	-	6,049	6,049

Total Loans	$7,222	$8	$7,230	$14,120	$738,728	$760,078

December 31, 2014
	Accruing Loans
		90 Days
	30-89 Days	or More	Total Accruing	Nonaccrual
	Past Due	Past Due	Loans Past Due	Loans	Current Loans	Total Loans
Commercial and Agricultural
Commercial	$872	$-	$872	$405	$49,683	$50,960
Agricultural	-	-	-	45	16,644	16,689

Real Estate
Commercial Construction	142	-	142	3,251	47,866	51,259
Residential Construction	-	-	-	-	11,221	11,221
Commercial	2,309	-	2,309	5,325	324,597	332,231
Residential	5,783	-	5,783	7,462	190,508	203,753
Farmland	282	-	282	1,449	48,220	49,951

Consumer and Other
Consumer	313	7	320	202	22,298	22,820
Other	-	-	-	195	7,015	7,210

Total Loans	$9,701	$7	$9,708	$18,334	$718,052	$746,094

Part I (Continued)

Item 2 (Continued)

(3) Loans (Continued)

The following table details impaired loan data as of June 30, 2015:

June 30, 2015
	Unpaid
	Contractual			Average	Interest	Interest
	Principal	Impaired	Related	Recorded	Income	Income
	Balance	Balance	Allowance	Investment	Recognized	Collected

With No Related Allowance Recorded
Commercial	$710	$648	$-	$555	$(11)	$16
Agricultural	179	161	-	159	(10)	10
Commercial Construction	9,613	3,408	-	3,418	13	14
Residential Construction	-	-	-	-	-	-
Commercial Real Estate	15,149	15,149	-	16,093	281	261
Residential Real Estate	5,612	4,691	-	4,943	115	105
Farmland	1,444	1,442	-	1,430	3	4
Consumer	244	204	-	198	(4)	8
Other	-	-	-	97	-	-

	32,951	25,703	-	26,893	387	418

With An Allowance Recorded
Commercial	92	92	92	93	-	-
Agricultural	-	-	-	-	-	-
Commercial Construction	80	80	18	107	-	-
Residential Construction	-	-	-	-	-	-
Commercial Real Estate	6,639	5,992	278	5,728	56	47
Residential Real Estate	1,093	1,093	320	1,098	9	8
Farmland	392	392	59	393	11	11
Consumer	-	-	-	-	-	-
Other	-	-	-	-	-	-

	8,296	7,649	767	7,419	76	66

Total
Commercial	802	740	92	648	(11)	16
Agricultural	179	161	-	159	(10)	10
Commercial Construction	9,693	3,488	18	3,525	13	14
Residential Construction	-	-	-	-	-	-
Commercial Real Estate	21,788	21,141	278	21,821	337	308
Residential Real Estate	6,705	5,784	320	6,041	124	113
Farmland	1,836	1,834	59	1,823	14	15
Consumer	244	204	-	198	(4)	8
Other	-	-	-	97	-	-

	$41,247	$33,352	$767	$34,312	$463	$484

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

As discussed in Note 1, Summary of Significant Accounting Policies, once a loan is identified as a TDR, it is accounted for as an impaired loan. The Company had no unfunded commitments to lend to a customer that has a troubled debt restructured loan as of June 30, 2015. The following tables present the number of loan contracts restructured during the three month and six month period ended June 30, 2015 and 2014. It shows the pre- and post-modification recorded investment as well as the number of contracts and the recorded investment for those TDRs modified during the previous twelve months which subsequently defaulted during the period. Loans modified in a troubled debt restructuring are considered to be in default once the loan becomes 90 days past due.

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
Troubled Debt Restructurings
	# of Contracts	Pre-Modification	Post-Modification	# of Contracts	Pre-Modification	Post-Modification

Residential Real Estate	-	$-	$-	1	$881	$897

Total Loans	-	$-	$-	1	$881	$897

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
Troubled Debt Restructurings
	# of Contracts	Pre-Modification	Post-Modification	# of Contracts	Pre-Modification	Post-Modification

Commercial Real Estate	-	$-	$-	2	$1,771	$1,775
Residential Real Estate	1	49	49	1	49	49
Farmland	1	401	401	1	401	401

Total Loans	2	$450	$450	4	$2,221	$2,225

Part I (Continued)

Item 2 (Continued)

(3) Loans (Continued)

The company did not have any TDRs that subsequently defaulted for the three months and six months ended June 30, 2015.

(4) Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses, segregated by class of loan, for the six month period ended June 30, 2015 and June 30, 2014. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other loan categories and periodically may result in reallocation within the provision categories.

June 30, 2015
	Beginning				Ending
	Balance	Charge-Offs	Recoveries	Provision	Balance

Commercial and Agricultural
Commercial	$497	$(185)	$23	$11	$346
Agricultural	304	-	2	3	309

Real Estate
Commercial Construction	1,223	(96)	272	187	1,586
Residential Construction	138	-	-	-	138
Commercial	3,665	(166)	128	195	3,822
Residential	2,425	(744)	35	57	1,773
Farmland	104	-	-	2	106

Consumer and Other
Consumer	67	(90)	30	35	42
Other	379	(25)	3	1	358

	$8,802	$(1,306)	$493	$491	$8,480

Part I (Continued)

Item 2 (Continued)

(4) Allowance for Loan Losses (Continued)

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

The loss history period used at June 30, 2015 was based on the loss rate from the eight quarters ended March 31, 2015.

The Company determines its individual reserves during its quarterly review of substandard loans. This process involves reviewing all loans with a risk grade of 6 or greater and an outstanding balance of $250,000 or more, regardless of the loans impairment classification.

Since not all loans in the substandard category are considered impaired, this quarterly review process may result in the identification of specific reserves on nonimpaired loans. Management considers those loans graded substandard, but not classified as impaired, to be higher risk loans and, therefore, makes specific allocations to the allowance for those loans if warranted. The total of such loans is $8.6 million and $9.0 million as of June 30, 2015 and 2014, respectively. Specific allowance allocations were made for these loans totaling $569 thousand and $630 thousand as of June 30, 2015 and 2014, respectively. Since these loans are not considered impaired, both the loan balance and related specific allocation are included in the “Collectively Evaluated for Impairment” column of the following tables.

At June 30, 2015, there were impaired loans totaling $4.3 million below the $250,000 review threshold which were not individually reviewed for impairment. Those loans were subject to the bank’s general loan loss reserve methodology and are included in the “Collectively Evaluated for Impairment” column of the following tables. Likewise, at June 30, 2014, impaired loans totaling $3.93 million were below the $250,000 review threshold and were subject to the bank’s general loan loss reserve methodology and are included in the “Collectively Evaluated for Impairment” column of the following tables.

Part I (Continued)

Item 2 (Continued)

(4) Allowance for Loan Losses (Continued)

The following tables present breakdowns of the allowance for loan losses, segregated by impairment methodology for June 30, 2015 and 2014:

June 30, 2015
	Ending Allowance Balance			Ending Loan Balance

	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
Commercial and Agricultural
Commercial	$92	$254	$346	$91	$52,415	$52,506
Agricultural	-	309	309	8	24,011	24,019

Real Estate
Commercial Construction	18	1,568	1,586	3,313	43,386	46,699
Residential Construction	-	138	138	-	11,327	11,327
Commercial	278	3,544	3,822	20,537	320,630	341,167
Residential	320	1,453	1,773	3,432	199,373	202,805
Farmland	59	47	106	1,697	52,438	54,135

Consumer and Other
Consumer	-	42	42	-	21,371	21,371
Other	-	358	358	-	6,049	6,049

Total End of Period Balance	$767	$7,713	$8,480	$29,078	$731,000	$760,078

June 30, 2014
	Ending Allowance Balance			Ending Loan Balance

	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
Commercial and Agricultural
Commercial	$102	$618	$720	$1,068	$40,772	$41,840
Agricultural	-	300	300	-	18,568	18,568

Real Estate
Commercial Construction	1,082	792	1,874	4,812	45,368	50,180
Residential Construction	-	138	138	-	10,875	10,875
Commercial	772	3,220	3,992	26,204	306,691	332,895
Residential	310	2,500	2,810	4,815	196,698	201,513
Farmland	-	82	82	963	48,212	49,175

Consumer and Other
Consumer	-	178	178	-	23,548	23,548
Other	-	376	376	-	7,169	7,169

Total End of Period Balance	$2,266	$8,204	$10,470	$37,862	$697,901	$735,763

Part I (Continued)

Item 2 (Continued)

(5) Other Real Estate Owned

The aggregate carrying amount of Other Real Estate Owned (OREO) at June 30, 2015 and December 31, 2014 was $12,031 and $10,402, respectively. All of the Company’s other real estate owned represents properties acquired through foreclosure or deed in lieu of foreclosure. The following table details the change in OREO for the six months ended June 30, 2015 and the year ended December 31, 2014.

	Six Months Ended	Twelve Months Ended
	June 30, 2015	December 31, 2014

Balance, Beginning	$10,402	$15,502

Additions	5,468	3,853
Sales of OREO	(3,890)	(7,102)
Gains (Losses) on Sale	69	(844)
Provision for Losses	(18)	(1,007)

Balance, Ending	$12,031	$10,402

At June 30, 2015, the Company held $1.89 million of residential real estate property as foreclosed property.  Also at June 30, 2015, $310 thousand of consumer mortgage loans collateralized by residential real estate property were in the process of foreclosure according to local requirements of the applicable jurisdictions.

(6) Deposits

The aggregate amount of overdrawn deposit accounts reclassified as loan balances totaled $638 and $511 as of June 30, 2015 and December 31, 2014.

Components of interest-bearing deposits as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014

Interest-Bearing Demand	$361,189	$363,501
Savings	64,171	59,215
Time, $100,000 and Over	210,310	210,503
Other Time	207,423	217,744
	$843,093	$850,963

At June 30, 2015 and December 31, 2014, the Company had brokered deposits of $25,787 and $26,298, respectively. All of these brokered deposits represent Certificate of Deposits Account Registry Service (CDARS) reciprocal deposits. The CDARS deposits are ones in which customers placed core deposits into the CDARS program for FDIC insurance coverage and the Company receives reciprocal brokered deposits in a like amount. The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $100,000 was approximately $139,966 and $140,832 as of June 30, 2015 and December 31, 2014, respectively.

As of June 30, 2015 and December 31, 2014, the scheduled maturities of certificates of deposits are as follows:

Maturity	June 30, 2015	December 31, 2014
One Year and Under	$295,028	$302,585
One to Three Years	97,773	98,219
Three Years and Over	24,932	27,443
	$417,733	$428,247

Part I (Continued)

Item 2 (Continued)

(7) Other Borrowed Money

Other borrowed money at June 30, 2015 and December 31, 2014 is summarized as follows:

	June 30, 2015	December 31, 2014
Federal Home Loan Bank Advances	$40,000	$40,000

Advances from the Federal Home Loan Bank (FHLB) have maturities ranging from 2017 to 2020 and interest rates ranging from 1.47 percent to 4.75 percent. As collateral on the outstanding FHLB advances, the Company has provided a blanket lien on its portfolio of qualifying residential first mortgage loans and commercial loans. At June 30, 2015 the book value of those loans pledged was approximately $105,586. At June 30, 2015 the Company had remaining credit availability from the FHLB of approximately $133,210. The Company may be required to pledge additional qualifying collateral in order to utilize the full amount of the remaining credit line.

The aggregate stated maturities of other borrowed money at June 30, 2015 are as follows:

Year	Amount
2017	$9,000
2018	20,500
2019	8,000
2020	2,500
$40,000

The Company also has available federal funds lines of credit with various financial institutions totaling $43,500, none of which were outstanding at June 30, 2015.

The Company has the ability to borrow funds from the Federal Reserve Bank (FRB) of Atlanta utilizing the discount window. The discount window is an instrument of monetary policy that allows eligible institutions to borrow money from the FRB on a short-term basis to meet temporary liquidity shortages caused by internal or external disruptions. At June 30, 2015, the Company had borrowing capacity available under this arrangement, with no outstanding balances. The Company would be required to pledge certain available-for-sale investment securities as collateral under this agreement.

In addition, at June 30, 2015, the Company had an available repurchase agreement line of credit with a third party totaling $50,000. Use of this credit facility is subject to the underwriting and risk management policies of the third party in effect at the time of the request. Such policies may take into consideration current market conditions, the current financial condition of the Company and the ability of the Company to provide adequate securities as collateral for the transaction, among other factors.

(8) Preferred Stock and Warrants

At June 30, 2015, the Company had 28,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the Preferred Stock) issued and outstanding with private investors. The Company also had a warrant (the Warrant) to purchase up to 500,000 shares of the Company’s common stock outstanding with private investors. Both the Preferred Stock and the Warrant originated in 2009 through transactions with the United States Department of the Treasury and were subsequently sold to the public through an auction process during 2013.

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

Part I (Continued)

Item 2 (Continued)

(9) Subordinated Debentures (Trust Preferred Securities)

			3 Month	Added	Total		5 Year
Description	Date	Amount	Libor Rate	Points	Rate	Maturity	Call Option
Colony Bankcorp Statutory Trust III	6/17/2004	$4,640	0.28325	2.68	2.96325	6/14/2034	6/17/2009
Colony Bankcorp Capital Trust I	4/13/2006	5,155	0.28175	1.50	1.78175	4/13/2036	4/13/2011
Colony Bankcorp Capital Trust II	3/12/2007	9,279	0.28175	1.65	1.93175	3/12/2037	3/12/2012
Colony Bankcorp Capital Trust III	9/14/2007	5,155	0.27815	1.40	1.67815	9/14/2037	9/14/2012

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

At June 30, 2015 and December 31, 2014 the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	June 30, 2015	December 31, 2014

Loan Commitments	$76,163	$68,742
Letters of Credit	1,557	1,762

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

The carrying amount, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2015 and December 31, 2014 are as follows:

	Fair Value Measurements at
	June 30, 2015
	Carrying	Estimated	Level	Level	Level
	Value	Fair Value	1	2	3

Assets
Cash and Short-Term Investments	$43,873	$43,873	$43,873	$-	$-
Investment Securities Available for Sale	273,878	273,878	-	272,936	942
Investment Securities Held to Maturity	27	27	-	27	-
Federal Home Loan Bank Stock	2,731	2,731	2,731	-	-
Loans, Net	751,210	752,943	-	746,061	6,882
Bank-Owned Life Insurance	14,557	14,557	14,557	-	-

Liabilities
Deposits	968,634	970,322	550,901	419,421	-
Subordinated Debentures	24,229	24,229	-	24,229	-
Other Borrowed Money	40,000	41,851	-	41,851	-

	Fair Value Measurements at
	December 31, 2014
	Carrying	Estimated	Level	Level	Level
	Value	Fair Value	1	2	3

Assets
Cash and Short-Term Investments	$65,811	$65,811	$65,811	$-	$-
Investment Securities Available for Sale	274,594	274,594	-	273,646	948
Investment Securities Held to Maturity	30	30	-	30	-
Federal Home Loan Bank Stock	2,831	2,831	2,831	-	-
Loans, Net	736,930	738,948	-	731,170	7,778
Bank-Owned Life Insurance	14,531	14,531	14,531	-	-

Liabilities
Deposits	979,303	980,874	551,057	429,817	-
Subordinated Debentures	24,229	24,229	24,229	-	-
Other Borrowed Money	40,000	41,962	-	41,962	-

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis – The following table presents the recorded amount of the Company’s assets measured at fair value on a recurring and nonrecurring basis as of June 30, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall. The table below includes only impaired loans with a specific reserve and only other real estate properties with a valuation allowance at June 30 2015. Those impaired loans and other real estate properties are shown net of the related specific reserves and valuation allowances.

Part I (Continued)

Item 2 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Total Fair	Identical Assets	Observable	Inputs
June 30, 2015	Value	(Level 1)	Inputs (Level 2)	(Level 3)

Recurring Securities Available for Sale
U.S. Government Agencies
Mortgage-Backed	$269,983	$-	$269,983	$-
State, County and Municipal	3,895	-	2,953	942
	$273,878	$-	$272,936	$942

Nonrecurring
Impaired Loans	$6,882	$-	$-	$6,882

Other Real Estate	$5,816	$-	$-	$5,816

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Total Fair	Identical Assets	Observable	Inputs
December 31, 2014	Value	(Level 1)	Inputs (Level 2)	(Level 3)

Recurring Securities Available for Sale
U.S. Government Agencies
Mortgage-Backed	$271,064	$-	$271,064	$-
State, County and Municipal	3,530	-	2,582	948
	$274,594	$-	$273,646	$948

Nonrecurring
Impaired Loans	$7,778	$-	$-	$7,778

Other Real Estate	$6,128	$-	$-	$6,128

Liabilities

The Company did not identify any liabilities that are required to be presented at fair value.

Part I (Continued)

Item 2 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

The following table presents quantitative information about the significant unobservable inputs used in the fair value measurements for assets in level 3 of the fair value hierarchy measured on a nonrecurring basis at June 30, 2015 and December 31, 2014. This table is comprised primarily of collateral dependent impaired loans and other real estate owned:

		Valuation	Unobservable	Range
	June 30, 2015	Techniques	Inputs	Weighted Avg
Impaired Loans
Real Estate
Commercial Construction	$62	Sales Comparison	Adjustment for Differences	(22.00%)	-	20.10%
			Between the Comparable Sales		(0.95%)

			Management Adjustments for	0.00%	-	10.00%
			Age of Appraisals and/or Current		5.00%
			Market Conditions

Residential Real Estate	773	Sales Comparison	Adjustment for Differences	(15.00%)	-	191.70%
			Between the Comparable Sales		88.35%

			Management Adjustments for	10.00%	-	25.00%
			Age of Appraisals and/or Current		17.50%
			Market Conditions

		Income Approach	Capitalization Rate		12.50%

Commercial Real Estate	5,714	Sales Comparison	Adjustment for Differences	0.00%	-	0.00%
			Between the Comparable Sales		0.00%

			Management Adjustments for	0.00%	-	30.00%
			Age of Appraisals and/or Current		15.00%
			Market Conditions

		Income Approach	Capitalization Rate		11.00%

Farmland	333	Sales Comparison	Adjustment for Differences	(8.30%)	-	252.50%
			Between the Comparable Sales		122.10%

			Management Adjustments for	10.00%	-	75.00%
			Age of Appraisals and/or Current		42.50%
			Market Conditions

Other Real Estate Owned	5,816	Sales Comparison	Adjustment for Differences	(56.00%)	-	238.00%
			Between the Comparable Sales		91.00%

			Management Adjustments for	0.33%	-	69.36%
			Age of Appraisals and/or Current		30.36%
			Market Conditions

		Income Approach	Discount Rate		12.00%

			Capitalization Rate		10.62%

Part I (Continued)

Item 2 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

		Valuation	Unobservable	Range
	December 31, 2014	Techniques	Inputs	Weighted Avg
Real Estate
Commercial Construction	$82	Sales Comparison	Adjustment for Differences	(22.00%)	-	38.10%
			Between the Comparable Sales		8.05%

			Management Adjustments for	0.00%	-	10.00%
			Age of Appraisals and/or Current		5.00%
			Market Conditions

Residential Real Estate	1,651	Sales Comparison	Adjustment for Differences	(2.30%)	-	191.70%
			Between the Comparable Sales		94.70%

			Management Adjustments for	0.00%	-	10.00%
			Age of Appraisals and/or Current		5.00%
			Market Conditions

		Income Approach	Capitalization Rate		13.75%

Commercial Real Estate	5,678	Sales Comparison	Adjustment for differences	0.00%	-	0.00%
			Between the comparable Sales		0.00%

			Management Adjustments for	0.00%	-	90.00%
			Age of Appraisals and/or Current		45.00%
			Market Conditions

		Income Approach	Capitalization Rate		11.00%

Farmland	367	Sales Comparison	Adjustment for Differences	(8.30%)	-	252.50%
			Between the Comparable Sales		122.10%

			Management Adjustments for	10.00%	-	50.00%
			Age of Appraisals and/or Current		30.00%
			Market Conditions

Other Real Estate Owned	6,128	Sales Comparison	Adjustment for Differences	(40.00%)	-	45.00%
			Between the Comparable Sales		2.50%

			Management Adjustment for	0.33%	-	69.36%
			Age of Appraisals and/or Current		31.88%
			Market Conditions

		Income Approach	Discount Rate		9.00%

			Capitalization Rate		10.00%

Part I (Continued)

Item 2 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

The table below presents a reconciliation and statement of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the six months ended June 30, 2015 and the twelve months ended December 31, 2014.

	Available for Sale Securities
	June 30, 2015	December 31, 2014

Balance, Beginning	$948	$941
Transfers out of Level 3	-	-
Loss on OTTI Impairment Included in Noninterest Income	-	-
Unrealized Gains included in Other Comprehensive Income (Loss)	(6)	7

Balance, Ending	$942	$948

The Company’s policy is to recognize transfers in and transfers out of levels 1, 2 and 3 as of the end of a reporting period. There were no transfers of securities between levels for the six months ended June 30, 2015 and the twelve months ended December 31, 2014.

The following table presents quantitative information about recurring level 3 fair value measurements as of June 30, 2015.

		Valuation	Unobservable	Range
	Fair Value	Techniques	Inputs	Weighted Avg

State, County and Municipal	$942	Discounted Cash Flow	Discount Rate	N/A*

* The Company relies on a third-party pricing service to value its municipal securities. The details of the unobservable inputs and other adjustments used by the third-party pricing service were not readily available to the Company.

(12) Regulatory Capital Matters

The amount of dividends payable to the parent company from the subsidiary bank is limited by various banking regulatory agencies. Upon approval by regulatory authorities, the Bank may pay cash dividends to the parent company in excess of regulatory limitations. Additionally, the Company suspended the payment of dividends to its common stockholders in the third quarter of 2009.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  As of June 30, 2015, the interim final Basel III rules (Basel III) require the Company to also maintain minimum amounts and ratios of common equity Tier 1 capital to risk-weighted assets.  These amounts and ratios as defined in regulations are presented hereafter.  Management believes, as of June 30, 2015, the Company meets all capital adequacy requirements to which it is subject under the regulatory framework for prompt corrective action.  There is no threshold for well-capitalized status for bank holding companies.  In the opinion of management, there have been no events or conditions occur since June 30, 2015, or since the most recent notification of capital adequacy from the regulators, which have changed the institution’s category.

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

The following table summarizes regulatory capital information as of June 30, 2015 and December 31, 2014 on a consolidated basis and for the subsidiary, as defined.  Regulatory capital ratios for June 30, 2015 were calculated in accordance with the Basel III rules, whereas the December 31, 2014 regulatory ratios were calculated in accordance with the Basel I rules.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2015

Total Capital to Risk-Weighted Assets
Consolidated	$138,607	17.49%	$63,388	8.00%	N/A	N/A
Colony Bank	132,118	16.70	63,294	8.00	$79,117	10.00%

Tier I Capital to Risk-Weighted Assets
Consolidated	130,127	16.42	47,541	6.00	N/A	N/A
Colony Bank	123,638	15.63	47,470	6.00	63,294	8.00

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	78,627	9.92	35,656	4.50	N/A	N/A
Colony Bank	123,638	15.63	35,603	4.50	51,426	6.50

Tier I Capital to Average Assets
Consolidated	130,127	11.28	46,149	4.00	N/A	N/A
Colony Bank	123,638	10.74	46,064	4.00	57,580	5.00

Part I (Continued)

Item 2 (Continued)

(12) Regulatory Capital Matters (Continued)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014

Total Capital to Risk-Weighted Assets
Consolidated	$136,022	17.95%	$60,639	8.00%	N/A	N/A
Colony Bank	127,833	16.89	60,542	8.00	$75,678	10.00%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	127,220	16.78	30,320	4.00	N/A	N/A
Colony Bank	119,031	15.73	30,271	4.00	45,407	6.00

Tier 1 Capital to Average Assets
Consolidated	127,220	11.18	45,509	4.00	N/A	N/A
Colony Bank	119,031	10.50	45,364	4.00	56,705	5.00

(13) Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflects the potential dilution of restricted stock and common stock warrants. Net income available to common stockholders represents net income after preferred stock dividends. The following table presents earnings per share for the three month and six month period ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014

Numerator
Net Income Available to Common Stockholders	$1,555	$1,335	$2,808	$2,149

Denominator
Weighted Average Number of Common Shares Outstanding for Basic Earnings Per Common Share	8,439	8,439	8,439	8,439

Dilutive Effect of Potential Common Stock
Restricted Stock	-	-	-	-
Stock Warrants	2	-	1	-
Weighted-Average Number of Shares Outstanding for
Diluted Earnings Per Common Share	8,441	8,439	8,440	8,439

Earnings Per Share - Basic	$0.18	$0.16	$0.33	$0.25

Earnings Per Share - Diluted	$0.18	$0.16	$0.33	$0.25

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

The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of June 30, 2015, and the consolidated results of operations for the six months ended June 30, 2015. This discussion should be read in conjunction with the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2015. Readers should also carefully review all other disclosures we file from time to time with the SEC.

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

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of June 30, 2015 and 2014, and results of operations for each of the six months in the periods ended June 30, 2015 and 2014. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

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

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets. Net income available to shareholders totaled $1.56 million, or $0.18 diluted per common share, in three months ended June 30, 2015 compared to net income available to shareholders of $1.34 million, or $0.16 diluted per common share, in three months ended June 30, 2014. Net income available to shareholders totaled $2.81 million, or $0.33 diluted per common share, in six months ended June 30, 2015 compared to net income available to shareholders of $2.15 million, or $0.25 diluted per common share, in six months ended June 30, 2014.

Selected income statement data, returns on average assets and average common equity and dividends per share for the comparable periods were as follows:

	Three Months Ended June 30				Six Months Ended June 30
			$	%			$	%
	2015	2014	Variance	Variance	2015	2014	Variance	Variance

Taxable-equivalent net interest income	$9,271	$9,555	$(284)	(2.97)%	$18,499	$18,779	$(280)	(1.49)%
Taxable-equivalent adjustment	24	27	(3)	(11.11)	50	57	(7)	(12.28)

Net interest income	9,247	9,528	(281)	(2.95)	18,449	18,722	(273)	(1.46)
Provision for loan losses	129	481	(352)	(73.18)	491	808	(317)	(39.23)
Noninterest income	2,358	2,246	112	4.99	4,570	4,308	262	6.08
Noninterest expense	8,320	8,291	29	0.35	16,606	17,157	(551)	(3.21)

Income before income taxes	$3,156	$3,002	$154	5.13	$5,922	$5,065	$857	16.92
Income Taxes	971	986	(15)	(1.52)	1,854	1,592	262	16.46

Net income	$2,185	$2,016	$169	8.38	$4,068	$3,473	$595	17.13

Preferred stock dividends	630	681	(51)	(7.49)	1,260	1,324	(64)	(4.83)

Net income available to common shareholders	$1,555	$1,335	$220	16.48%	$2,808	$2,149	$659	30.67%

Net income available to common shareholders:
Basic	$0.18	$0.16	$0.02	12.50%	$0.33	$0.25	$0.08	32.00%
Diluted	$0.18	$0.16	$0.02	12.50%	$0.33	$0.25	$0.08	32.00%
Return on average assets	0.54%	0.47%	0.07%	14.89%	0.49%	0.38%	0.11%	28.95%
Return on average common equity	6.05%	5.69%	0.36%	6.33%	5.52%	4.63%	0.89%	19.22%

Net income from operations for three months ended June 30, 2015 increased $169 thousand, or 8.38 percent, compared to the same period in 2014. The increase was primarily the result of a decrease of $352 thousand in provision for loan losses, an increase of $112 thousand in noninterest income and a decrease of $15 thousand in income taxes. This was offset by a decrease of $281 thousand in net interest income and an increase of $29 thousand in noninterest expense.

Part I (Continued)

Item 2 (Continued)

Net income from operations for six months ended June 30, 2015 increased $595 thousand, or 17.13 percent, compared to the same period in 2014. The increase was primarily the result of an increase of $262 thousand in noninterest income, a decrease of $551 thousand in noninterest expense and a decrease of $317 thousand in provision for loan losses. This was offset by a decrease of $273 thousand in net interest income and an increase of $262 thousand in income taxes.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 80.15 percent of total revenue for six months ended June 30, 2015 and 81.29 percent for the same period a year ago.

Net interest margin is the taxable-equivalent net interest income as a percentage of average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Company’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit is currently 3.25 percent and has been for the past three years. The federal funds rate moved similar to prime rate with interest rates currently at 0.25 percent and has been for the past three years. As expected, the Federal Reserve interest rates remained flat the first part of 2015, we expect a potential increase the latter part of 2015.

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

Part I (Continued)

Item 2 (Continued)

Rate/Volume Analysis

The rate/volume analysis presented hereafter illustrates the change from June 30, 2014 to June 30, 2015 for each component of the taxable equivalent net interest income separated into the amount generated through volume changes and the amount generated by changes in the yields/rates.

	Changes from June 30, 2014 to June 30, 2015
($ in thousands)	Volume	Rate	Total

Interest Income
Loans, Net-taxable	$256	$(319)	$(63)

Investment Securities
Taxable	(62)	(288)	(350)
Tax-exempt	(24)	5	(19)
Total Investment Securities	(86)	(283)	(369)

Interest-Bearing Deposits in other Banks	20	(2)	18

Federal Funds Sold	(1)	(1)	(2)

Other Interest - Earning Assets	(4)	5	1
Total Interest Income	185	(600)	(415)

Interest Expense
Interest-Bearing Demand and Savings Deposits	60	(24)	36
Time Deposits	(124)	(83)	(207)
Subordinated Debentures	-	(11)	(11)
Other Borrowed Money	-	47	47

Total Interest Expense	(64)	(71)	(135)
Net Interest Income	$248	$(528)	$(280)

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

The Company maintains about 16 percent of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years. The liabilities to fund assets are primarily in short term certificate of deposits that mature within one year. The net interest margin decreased to 3.44 percent for six months ended June 30, 2015 compared to 3.54 percent for the same period a year ago. We anticipate the net interest margin remaining relatively flat for 2015.

Taxable-equivalent net interest income for six months ended June 30, 2015 decreased $280 thousand, or 1.49 percent compared to the same period a year ago. The average volume of earning assets during six months ended June 30, 2015 increased $15.59 million compared to the same period a year ago. Growth in average earning assets during 2015 was primarily in loans and interest bearing deposits.

The average volume of loans increased $9.64 million in six months ended June 30, 2015 compared to the same period a year ago. The average yield on loans decreased 8 basis points in six months ended June 30, 2015 compared to the same period a year ago. The average volume of investment securities decreased $8.28 million in six months ended June 30, 2015 compared to the same year ago period, while the average yield on investment securities decreased 21 basis points for the same period comparison. The average volume of deposits increased $14.79 million in six months ended June 30, 2015 compared to the same period a year ago, with interest-bearing deposits increasing $3.93 million in six months ended June 30, 2015. Accordingly, the ratio of average interest-bearing deposits to total average deposits was 86.97 percent in six months ended June 30, 2015 compared to 87.89 percent in the same period a year ago. This deposit mix, combined with a general decrease in market rates, had the effect of (i) decreasing the average cost of total deposits by 5 basis points in six months ended June 30, 2015 compared to the same period a year ago and, (ii) mitigating a portion of the impact of decreasing yields on earning assets.

The Company’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.33 percent in six months ended June 30, 2015 compared to 3.44 percent in the same period a year ago. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $491 thousand in the six months ended June 30, 2015 compared to $808 thousand in the same period a year ago. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Part I (Continued)

Item 2 (Continued)

Noninterest Income

The components of noninterest income were as follows:

	Three Months Ended June 30				Six Months Ended June 30
			$	%			$	%
	2015	2014	Variance	Variance	2015	2014	Variance	Variance

Service Charges on Deposit Accounts	$1,040	$1,087	$(47)	(4.32%)	$2,051	$2,183	$(132)	(6.05%)
Other Charges, Commissions and Fees	664	623	41	6.58	1,302	1,175	127	10.81
Mortgage Fee Income	134	114	20	17.54	247	181	66	36.46
Securities Gains (Losses)	-	1	(1)	-	3	1	2	-
Other	520	421	99	23.52	967	768	199	25.91

Total	$2,358	$2,246	$112	4.99%	$4,570	$4,308	$262	6.08%

Changes in these items and the other components of noninterest income are discussed in more detail below.

Mortgage Fee Income. The volume of mortgage loans has shown a slight increase in 2015 compared to the same period in 2014 which contributed to a slight increase in mortgage fee income.

Other Charges, Commissions and Fees. Significant amounts impacting the comparable periods was primarily attributed to ATM and debit card interchange fees which increased $135 thousand in 2015 compared to 2014 and deferred compensation income increased $137 thousand in 2015.

Noninterest Expense

The components of noninterest expense were as follows:

	Three Months Ended June 30				Six Months Ended June 30
			$	%			$	%
	2015	2014	Variance	Variance	2015	2014	Variance	Variance

Salaries and Employee Benefits	$4,407	$4,305	$102	2.37%	$8,875	$8,717	$158	1.81%
Occupancy and Equipment	1,017	1,000	17	1.70	2,010	2,020	(10)	(0.50)
Other	2,896	2,986	(90)	(3.01)	5,721	6,420	(699)	(10.89)

Total	$8,320	$8,291	$29	0.35%	$16,606	$17,157	$(551)	(3.21)%

These items and the changes in the various components of noninterest expense are discussed in more detail below.

Salaries and Employee Benefits. The increase is primarily attributable to merit pay increases.

Other. Significant amounts impacting the comparable periods was primarily attributed to foreclosed property costs which decreased by $961 thousand from $1.31 million in 2014 compared to $349 thousand in 2015. The decrease in foreclosed property expense is attributable to the decrease in the volume of OREO. The telephone expense decreased $101 thousand in 2015 compared to 2014 and the FDIC Assessment decreased $294 thousand in 2015 compared to 2014. The impact of these items was partly offset by an increase of $56 thousand in ATM expense, an increase of $55 thousand in mobile banking and an increase of $125 thousand in deferred compensation expense, with the remainder attributable to numerous smaller items.

Part I (Continued)

Item 2 (Continued)

Loans

The following table presents the composition of the Company’s loan portfolio as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014	$ Variance	% Variance

Commercial and Agricultural
Commercial	$52,506	$50,960	$1,546	3.03%
Agricultural	24,019	16,689	7,330	43.92
Real Estate
Commercial Construction	46,699	51,259	(4,560)	(8.90)
Residential Construction	11,327	11,221	106	0.94
Commercial	341,167	332,231	8,936	2.69
Residential	202,805	203,753	(948)	(0.47)
Farmland	54,135	49,951	4,184	8.38
Consumer and Other
Consumer	21,371	22,820	(1,449)	(6.35)
Other	6,049	7,210	(1,161)	(16.10)
Gross Loans	760,078	746,094	13,984	1.87
Unearned Interest and Fees	(388)	(362)	(26)	7.18
Allowance for Loan Losses	(8,480)	(8,802)	322	(3.66)
Net Loans	$751,210	$736,930	$14,280	1.94%

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

Collateral Concentrations. Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions. The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk, particularly with the current economic downturn in the real estate market. At June 30, 2015, approximately 86 percent of the Company’s loan portfolio was concentrated in loans secured by real estate. A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector. In addition, a large portion of the Company’s foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions. Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.

Nonperforming Assets and Potential Problem Loans

Nonperforming assets and accruing past due loans as of June 30, 2015, December 31, 2014 and June 30, 2014 were as follows:

	June 30, 2015	December 31, 2014	June 30, 2014

Loans Accounted for on Nonaccrual	$14,120	$18,334	$19,367
Loans Accruing Past Due 90 Days or More	8	7	11
Other Real Estate Foreclosed	12,031	10,402	12,208
Total Nonperforming Assets	$26,159	$28,743	$31,586

Nonperforming Assets by Segment
Construction and Land Development	$9,402	$9,655	$12,328
1-4 Family Residential	5,228	8,237	3,941
Multifamily Residential	173	173	1,293
Nonfarm Residential	8,801	8,375	11,406
Farmland	1,442	1,449	615
Commercial and Consumer	1,113	854	2,003
Total Nonperforming Assets	$26,159	$28,743	$31,586

Nonperforming Assets as a Percentage of:
Total Loans and Foreclosed Assets	3.39%	3.80%	4.22%
Total Assets	2.30%	2.51%	2.82%
Nonperforming Loans as a Percentage of:
Total Loans	1.86%	2.46%	2.63%

Supplemental Data:
Trouble Debt Restructured Loans In Compliance with Modified Terms	$19,233	$19,229	$22,008
Trouble Debt Restructured Loans Past Due 30-89 Days	--	757	420
Accruing Past Due Loans:
30-89 Days Past Due	$7,222	$9,701	$8,979
90 or More Days Past Due	8	7	11
Total Accruing Past Due Loans	$7,230	$9,708	$8,990

Allowance for Loan Losses	$8,480	$8,802	$10,470
ALLL as a Percentage of:
Total Loans	1.12%	1.18%	1.42%
Nonperforming Loans	60.02%	47.99%	54.03%

Part I (Continued)

Item 2 (Continued)

Nonperforming assets include nonaccrual loans, loans past due 90 days or more, foreclosed real estate and nonaccrual securities. Nonperforming assets at June 30, 2015 decreased 8.99 percent from December 31, 2014.

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

The Company’s allowance for loan losses consists of specific valuation allowances established for probable losses on specific loans and historical valuation allowances for other loans with similar risk characteristics. Effective with the Quarter ended June 30, 2015, the calculation of the amount needed in the Allowance for Loan and Lease Losses changed. Management determined that the segmentation method for the FAS 5 portion of the loan portfolio should be changed to bank call report categories. Prior to this change, the FAS 5 segmentation categorized loans by various non-owner occupied commercial real estate loan types and risk grades for the remainder of the FAS 5 portion of the portfolio. The change to call code segmentation and the redistribution of historic loss rates to the new segmentation average loan balances resulted in an increase in the calculated reserve required for FAS 5 loans. The increase totals $1,621,424.

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

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the six month periods ended June 30, 2015 and June 30, 2014.

	June 30, 2015		June 30, 2014
	Average	Average	Average	Average
($ in thousands)	Amount	Rate (1)	Amount	Rate (1)

Noninterest-Bearing Demand Deposits	$127,644		$116,789
Interest-Bearing Demand and Savings Deposits	426,821	0.34%	393,371	0.36%
Time Deposits	425,012	0.80%	454,528	0.84%

Total Deposits	$979,477	0.50%	$964,688	0.55%

(1) Average rate is an annualized rate.

Average deposits increased $14.79 million to $979.48 million at June 30, 2015 from $964.69 million at June 30, 2014. The increase included an increase of $10.86 million, or 9.29 percent in noninterest-bearing demand deposits while, at the same time, interest-bearing demand and savings deposits increased $33.45 million, or 8.50 percent and time deposits decreased $29.52 million, or 6.49 percent. Accordingly the ratio of average noninterest-bearing deposits to total average deposits was 13.03 percent for six months ended June 30, 2015 compared to 12.11 percent for six months ended June 30, 2014. The general decrease in market rates, had the effect of (i) decreasing the average cost of total deposits by 5 basis points in six months ended June 30, 2015 compared to the same period a year ago; and (ii) mitigating a portion of the impact of decreasing yields on earning assets.

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

Part I (Continued)

Item 2 (Continued)

Loan Commitments. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for possible loan losses. Loan commitments outstanding at June 30, 2015 are included in the table in Footnote 10 of the Consolidated Financial Statements.

Capital and Liquidity

At June 30, 2015, stockholders’ equity totaled $102.66 million compared to $99.03 million at December 31, 2014. In addition to net income of $4.07 million, other significant changes in stockholders’ equity during six months ended June 30, 2015 included $1.26 million of preferred stock dividends declared. The accumulated other comprehensive income (loss) component of stockholders’ equity totaled $(4.02) million at June 30, 2015 compared to $(4.85) million at December 31, 2014. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale. Under regulatory requirements the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. Tier 1 capital consists of common stock and qualifying preferred stockholders’ equity and trust preferred securities less goodwill. Tier 2 capital consists of certain convertible, subordinated and other qualifying debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets. The Company has no Tier 2 capital other than the allowance for loan losses.

Using the capital requirements presently in effect, the Tier 1 ratio as of June 30, 2015 was 16.42 percent and total Tier 1 and 2 risk-based capital was 17.49 percent. Both of these measures compare favorably with the regulatory minimum to be adequately capitalized of 6 percent for Tier 1 and 8 percent for total risk-based capital. The Company’s Tier 1 leverage ratio as of June 30, 2015 was 11.28 percent, which exceeds the required ratio standard of 4 percent.

The Company suspended cash dividends on its common stock beginning in the third quarter of 2009 and has not reinstated dividend payments. The Company paid dividends of $1.26 million on preferred stock for the period ending June 30, 2015. The Company declared dividends of $1.32 million on preferred stock for the period ending June 30, 2014. On November 17, 2014 the Company reinstated dividend payments on the Preferred Stock and paid the accumulated dividends in arrears to the holders of the Preferred Stock. Additional information is provided in the Notes to the Consolidated Financial Statements for Preferred Stock.

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

The investment portfolio provides a ready means to raise cash if liquidity needs arise. As of June 30, 2015, the Company held $273.9 million in bonds (excluding FHLB stock), at current market value in the available for sale portfolio. At December 31, 2014, the available for sale bond portfolio totaled $274.6 million. Only marketable investment grade bonds are purchased. Although a good portion of the banks’ bond portfolios are encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for a sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it primarily determines the Company’s liquidity posture. Colony had ratios of loans to deposits of 78.5 percent as of June 30, 2015 and 76.2 percent at December 31, 2014. Management employs alternative funding sources when deposit balances will not meet loan demands. The ratios of loans to all funding sources (excluding Subordinated Debentures) at June 30, 2015 and December 31, 2014 were 75.4 percent and 73.2 percent, respectively.

Part I (Continued)

Item 2 (Continued)

Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources. The stability of the banks’ core deposit base is an important factor in Colony’s liquidity position. A heavy percentage of the deposit base is comprised of accounts of individuals and small businesses with comprehensive banking relationships and limited volatility. At June 30, 2015 and December 31, 2014, Colony had $210.3 million and $210.5 million in certificates of deposit of $100,000 or more. These larger deposits represented 21.7 percent and 21.5 percent of respective total deposits. Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed. Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

The Company supplemented deposit sources with brokered deposits. As of June 30, 2015, the Company had $25.8 million, or 2.66 percent of total deposits, in CDARS. Additional information is provided in the Notes to the Consolidated Financial Statements regarding these brokered deposits. Additionally, the Company uses external deposit listing services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed. These deposits obtained from listing services are often referred to as wholesale or internet CDs. As of June 30, 2015, the Company had $28.0 million, or 2.89 percent of total deposits, in internet certificates of deposit obtained through deposit listing services.

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

Return on Assets and Stockholders’ Equity

The following table presents selected financial ratios for each of the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014

Return on Average Assets (1)	0.54%	0.47%	0.49%	0.38%

Return on Average Total Equity (1)	6.05%	5.69%	5.52%	4.63%

Average Total Equity to Average Assets	8.93%	8.32%	8.84%	8.20%

(1) Computed using annualized net income available to common shareholders.

Part I (Continued)

Item 3

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

AVERAGE BALANCE SHEETS	Six Months Ended			Six Months Ended
	June 30, 2015			June 30, 2014
	Average	Income/	Yields/	Average	Income/	Yields/
($ in thousands)	Balances	Expense	Rates	Balances	Expense	Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Interest and fees
Taxable (1)	$750,350	$19,617	5.23%	$740,713	$19,680	5.31%
Investment Securities
Taxable	276,197	2,069	1.50%	283,447	2,419	1.71%
Tax-Exempt (2)	1,683	44	5.23%	2,712	63	4.65%
Total Investment Securities	277,880	2,113	1.52%	286,159	2,482	1.73%
Interest-Bearing Deposits	33,478	41	0.24%	17,997	23	0.26%
Federal Funds Sold	12,211	15	0.25%	13,256	17	0.26%
Interest-Bearing Other Assets	2,778	60	4.32%	2,981	59	3.96%
Total Interest-Earning Assets	$1,076,697	$21,846	4.06%	$1,061,106	$22,261	4.20%
Non-interest-Earning Assets
Cash and Cash Equivalents	19,312			19,268
Allowance for Loan Losses	(8,670)			(11,928)
Other Assets	63,386			62,136
Total Noninterest-Earning Assets	74,028			69,476
Total Assets	$1,150,725			$1,130,582
Liabilities and Stockholders' Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$426,821	$735	0.34%	$393,371	$699	0.36%
Other Time	425,012	1,703	0.80%	454,528	1,910	0.84%
Total Interest-Bearing Deposits	851,833	2,438	0.57%	847,899	2,609	0.62%
Other Interest-Bearing Liabilities
Other Borrowed Money	40,000	662	3.31%	40,000	615	3.08%
Subordinated Debentures	24,229	247	2.04%	24,229	258	2.13%
Total Other Interest-Bearing Liabilities	64,229	909	2.83%	64,229	873	2.72%
Total Interest-Bearing Liabilities	$916,062	$3,347	0.73%	$912,128	$3,482	0.76%
Noninterest-Bearing Liabilities and
Stockholders' Equity
Demand Deposits	127,644			116,789
Other Liabilities	5,319			8,925
Stockholders' Equity	101,700			92,740
Total Noninterest-Bearing Liabilities and Stockholders' Equity	234,663			218,454
Total Liabilities and Stockholders' Equity	$1,150,725			$1,130,582

Interest Rate Spread			3.33%			3.44%
Net Interest Income		$18,499			$18,779
Net Interest Margin			3.44%			3.54%

(1)

The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable equivalent adjustments totaling $35 and $35 for six month periods ended June 30, 2015 and 2014, respectively, are included in tax-exempt interest on loans.

(2)

Taxable-equivalent adjustments totaling $15 and $22 for six month periods ended June 30, 2015 and 2014, respectively, are included in tax-exempt interest on investment securities. The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

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

During the quarter ended June 30, 2015, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

31.1 Certificate of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2 Certificate of Chief Financial Officer Pursuant to Section 302 of Sarbanes – Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1 Retention Agreements for Corporate Officers, Edward P. Loomis, Jr., Terry L. Hester, Henry F. Brown, Jr., M. Eddie Hoyle, Jr. and Lee A. Northcutt

-filed as Exhibit 99.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-12436), filed with Securities and Exchange Commission on May 4, 2015 and incorporated herein by reference.

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

Colony Bankcorp, Inc.

Date: August 3, 2015	/s/ Edward P. Loomis, Jr.
Edward P. Loomis, Jr.,
President and Chief Executive Officer

Date: August 3, 2015	/s/ Terry L. Hester
Terry L. Hester,
Executive Vice President and Chief Financial Officer