Form 10-Q
period 2015-09-30
COLONY BANKCORP INC
filed 2015-11-02
CIK 711669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR QUARTER ENDED SEPTEMBER 30, 2015	COMMISSION FILE NUMBER 0-12436

COLONY BANKCORP, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

GEORGIA	58-1492391
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NUMBER)

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).

YES          NO X

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS	OUTSTANDING AT NOVEMBER 2, 2015
COMMON STOCK, $1 PAR VALUE	8,439,258

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

PART 1. FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

THE FOLLOWING FINANCIAL STATEMENTS ARE PROVIDED FOR COLONY BANKCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY BANK, COLONY BANK

A.	CONSOLIDATED BALANCE SHEETS – SEPTEMBER 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014 (AUDITED).

B.	CONSOLIDATED STATEMENTS OF INCOME – FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED).

C.	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED).

D.	CONSOLIDATED STATEMENTS OF CASH FLOWS – FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED).

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING SOLELY OF NORMAL RECURRING ADJUSTMENTS) NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2015 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

Part 1 (Continued)

Part 2 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

(DOLLARS IN THOUSANDS)

	September 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS

Cash and Cash Equivalents
Cash and Due from Banks	$17,137	$24,473
Federal Funds Sold	-	20,132
	17,137	44,605
Interest-Bearing Deposits	15,996	21,206
Investment Securities
Available for Sale, at Fair Value	271,611	274,594
Held to Maturity, at Cost (Fair Value of $28 and $30, as of September 30, 2015 and December 31, 2014, Respectively)	28	30
	271,639	274,624

Federal Home Loan Bank Stock, at Cost	2,731	2,831
Loans	764,204	746,094
Allowance for Loan Losses	(8,402)	(8,802)
Unearned Interest and Fees	(355)	(362)
	755,447	736,930
Premises and Equipment	24,460	24,960
Other Real Estate (Net of Allowance of $2,926 and $3,320 as of September 30, 2015 and December 31, 2014, Respectively)	10,998	10,402
Other Intangible Assets	125	152
Other Assets	28,787	31,188
Total Assets	$1,127,320	$1,146,898

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest-Bearing	$125,793	$128,340
Interest-Bearing	832,241	850,963
	958,034	979,303
Borrowed Money
Subordinated Debentures	24,229	24,229
Other Borrowed Money	40,000	40,000
	64,229	64,229

Other Liabilities	3,983	4,339

Stockholders' Equity
Preferred Stock, Stated Value $1,000 a Share; Authorized 10,000,000 Shares, Issued 23,167 Shares and 28,000 as of September 30, 2015 and December 31, 2014, Respectively	23,167	28,000
Common Stock, Par Value $1 a Share; Authorized 20,000,000 Shares, Issued 8,439,258 Shares as of September 30, 2015 and December 31, 2014	8,439	8,439
Paid-In Capital	29,145	29,145
Retained Earnings	42,703	38,288
Accumulated Other Comprehensive (Loss), Net of Tax Benefits	(2,380)	(4,845)
	101,074	99,027
Total Liabilities and Stockholders' Equity	$1,127,320	$1,146,898

The accompanying notes are an integral part of these statements.

Part 1 (Continued)

Part 2 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Interest Income
Loans, Including Fees	$9,981	$10,170	$29,563	$29,815
Federal Funds Sold	-	6	15	23
Deposits with Other Banks	17	9	58	32
U.S. Government Agencies	1,060	1,165	3,108	3,574
State, County and Municipal	28	24	78	75
Dividends on Other Investments	31	26	91	85
	11,117	11,400	32,913	33,604
Interest Expense
Deposits	1,210	1,260	3,648	3,869
Borrowed Money	410	402	1,319	1,275
	1,620	1,662	4,967	5,144

Net Interest Income	9,497	9,738	27,946	28,460
Provision for Loan Losses	250	500	741	1,308
Net Interest Income After Provision for Loan Losses	9,247	9,238	27,205	27,152

Noninterest Income
Service Charges on Deposits	1,133	1,250	3,184	3,433
Other Service Charges, Commissions and Fees	661	603	1,963	1,778
Mortgage Fee Income	138	130	385	311
Securities Gains (Losses)	9	-	12	1
Other	292	427	1,259	1,195
	2,233	2,410	6,803	6,718
Noninterest Expenses
Salaries and Employee Benefits	4,395	4,432	13,270	13,149
Occupancy and Equipment	1,026	1,049	3,036	3,069
Other	2,914	3,053	8,635	9,473
	8,335	8,534	24,941	25,691

Income Before Income Taxes	3,145	3,114	9,067	8,179
Income Taxes	945	1,033	2,799	2,625
Net Income	2,200	2,081	6,268	5,554
Preferred Stock Dividends	594	697	1,854	2,021
Net Income Available to Common Stockholders	$1,606	$1,384	$4,414	$3,533
Net Income Per Share of Common Stock
Basic	$0.19	$0.16	$0.52	$0.42
Diluted	$0.19	$0.16	$0.52	$0.42
Cash Dividends Declared Per Share of Common Stock	$-	$-	$-	$-
Weighted Average Basic Shares Outstanding	8,439,258	8,439,258	8,439,258	8,439,258
Weighted Average Diluted Shares Outstanding	8,466,285	8,439,258	8,449,057	8,439,258

The accompanying notes are an integral part of these statements.

Part 1 (Continued)

Part 2 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Net Income	$2,200	$2,081	$6,268	$5,554

Other Comprehensive Income:

Gains (Losses) on Securities Arising During the Year	2,497	(488)	3,747	4,220
Tax Effect	(849)	166	(1,274)	(1,435)
Realized (Losses) on Sale of AFS Securities	(9)	-	(12)	-
Tax Effect	3	-	4	-

Change in Unrealized Gains (Losses) on Securities Available for Sale, Net of Reclassification Adjustment and Tax Effects	1,642	(322)	2,465	2,785

Comprehensive Income	$3,842	$1,759	$8,733	$8,339

The accompanying notes are an integral part of these statements.

Part 1 (Continued)

Part 2 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Nine Months Ended
	September 30, 2015	September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$6,268	$5,554
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	1,237	1,207
Provision for Loan Losses	741	1,308
Securities (Gains) Losses	(12)	(1)
Amortization and Accretion	1,391	979
(Gain) Losses on Sale of Other Real Estate and Repossessions	(61)	501
Provision for Losses on Other Real Estate	431	605
Increase in Cash Surrender Value of Life Insurance	(132)	(431)
Gain on Sale of Premises & Equipment	11	(12)
Other Prepaids, Deferrals and Accruals, Net	928	2,745
	10,802	12,455
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Investment Securities Available for Sale	(63,715)	(34,062)
Proceeds from Maturities, Calls, and Paydowns of Investment Securities:
Available for Sale	40,840	27,072
Held for Maturity	5	8
Proceeds from Sale of Investment Securities Available for Sale	28,274	-
Interest-Bearing Deposits in Other Banks	5,210	11,278
Net Loans to Customers	(25,631)	1,864
Purchase of Premises and Equipment	(776)	(1,308)
Proceeds from Sale of Other Real Estate and Repossessions	5,404	6,321
Proceeds from Sale of Federal Home Loan Bank Stock	100	333
Proceeds from Sale of Premises and Equipment	29	14
	(10,260)	11,520
CASH FLOWS FROM FINANCING ACTIVITIES
Noninterest-Bearing Customer Deposits	(2,547)	870
Interest-Bearing Customer Deposits	(18,722)	(47,200)
Dividends Paid for Preferred Stock	(1,908)	-
Redemption of Preferred Stock	(4,833)	-
Payments on Federal Home Loan Bank Advances	(27,000)	-
Proceeds from Federal Home Loan Bank Advances	27,000	-
	(28,010)	(46,330)

Net Decrease in Cash and Cash Equivalents	(27,468)	(22,355)
Cash and Cash Equivalents at Beginning of Period	44,605	46,187
Cash and Cash Equivalents at End of Period	$17,137	$23,832

The accompanying notes are an integral part of these statements.

Part 1 (Continued)

Part 2 (Continued)

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

The consolidated financial statements in this report are unaudited, except for the December 31, 2014 consolidated balance sheet. All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company. The results of operations for the nine months ended September 30, 2015, are not necessarily indicative of the results which may be expected for the entire year.

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

Concentrations of Credit Risk

Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions. The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk, particularly with the current economic downturn in the real estate market. At September 30, 2015, approximately 86 percent of the Company’s loan portfolio was concentrated in loans secured by real estate. A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector. Declining collateral real estate values that secure land development, construction and speculative real estate loans in the Company’s larger MSA markets have resulted in high loan loss provisions in recent years. In addition, a large portion of the Company’s foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions. Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.

Part 1 (Continued)

Part 2 (Continued)

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

Part 1 (Continued)

Part 2 (Continued)

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

Part 1 (Continued)

Part 2 (Continued)

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

Depreciation is charged to operations over the estimated useful lives of the assets. The estimated useful lives and methods of depreciation are as follows:

Description	Life in Years			Method
Banking Premises	15	-	40	Straight-Line and Accelerated
Furniture and Equipment 5-10	5	-	10	Straight-Line and Accelerated

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

Part 1 (Continued)

Part 2 (Continued)

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

Bank-Owned Life Insurance

The Company has purchased life insurance on the lives of certain key members of management and directors. The life insurance policies are recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or amounts due that are probable at settlement, if applicable. Increases in the cash surrender value are recorded as other income in the consolidated statements of income. The cash surrender value of the insurance contracts is recorded in other assets on the consolidated balance sheets in the amount of $14,663 and $14,531 as of September 30, 2015 and December 31, 2014, respectively.

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

Part 2 (Continued)

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

(2) Investment Securities

Investment securities as of September 30, 2015 and December 31, 2014 are summarized as follows:

September 30, 2015		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale:
U.S. Government Agencies
Mortgage-Backed	$271,010	$485	$(4,115)	$267,380
State, County & Municipal	4,207	44	(20)	4,231
	$275,217	$529	$(4,135)	$271,611
Securities Held to Maturity:
State, County and Municipal	$28	$-	$-	$28

December 31, 2014		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale:
U.S. Government Agencies
Mortgage-Backed	$278,419	$156	$(7,511)	$271,064
State, County & Municipal	3,516	27	(13)	3,530
	$281,935	$183	$(7,524)	$274,594
Securities Held to Maturity:
State, County and Municipal	$30	$-	$-	$30

Part 1 (Continued)

Part 2 (Continued)

(2) Investment Securities (Continued)

The amortized cost and fair value of investment securities as of September 30, 2015, by contractual maturity, are shown hereafter. Expected maturities will differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. This is often the case with mortgage-backed securities, which are disclosed separately in the table below.

	Securities
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due In One Year or Less	$331	$333	$28	$28
Due After One Year Through Five Years	784	790	-	-
Due After Five Years Through Ten Years	1,595	1,624	-	-
Due After Ten Years	1,497	1,484	-	-
	$4,207	$4,231	$28	$28

Mortgage-Backed Securities	271,010	267,380	-	-
	$275,217	$271,611	$28	$28

Proceeds from the sale of investments available for sale during the first nine months of 2015 totaled $28,274 compared to $0 for the first nine months of 2014. The sale of investments available for sale during the first nine months of 2015 resulted in gross realized gains of $208 and losses of $196. The gross realized gain of $1 for the first nine months of 2014 was due to a gain on a call for a held to maturity investment.

Investment securities having a carry value approximating $124,704 and $135,532 as of September 30, 2015 and December 31, 2014, respectively, were pledged to secure public deposits and for other purposes.

Information pertaining to securities with gross unrealized losses at September 30, 2015 and December 31, 2014 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

September 30, 2015
U.S. Government Agencies
Mortgage-Backed	$27,858	$(162)	$142,938	$(3,953)	$170,796	$(4,115)
State, County and Municipal	996	(20)	-	-	996	(20)
	$28,854	$(182)	$142,938	$(3,953)	$171,792	$(4,135)

December 31, 2014
U.S. Government Agencies
Mortgage-Backed	$66,609	$(397)	$183,646	$(7,114)	$250,255	$(7,511)
State, County and Municipal	-	-	1,379	(13)	1,379	(13)
	$66,609	$(397)	$185,025	$(7,127)	$251,634	$(7,524)

Part 1 (Continued)

Part 2 (Continued)

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

At September 30, 2015, the debt securities with unrealized losses have depreciated 2.35 percent from the Company’s amortized cost basis. These securities are guaranteed by either the U.S. Government, other governments or U.S. corporations. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary.

(3) Loans

The following table presents the composition of loans segregated by class of loans, as of September 30, 2015 and December 31, 2014.

	September 30, 2015	December 31, 2014
Commercial and Agricultural
Commercial	$48,759	$50,960
Agricultural	27,373	16,689

Real Estate
Commercial Constuction	43,589	51,259
Residential Construction	10,465	11,221
Commercial	347,703	332,231
Residential	195,800	203,753
Farmland	61,551	49,951

Consumer and Other
Consumer	20,958	22,820
Other	8,006	7,210

Total Loans	$764,204	$746,094

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

Part 1 (Continued)

Part 2 (Continued)

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

The following table presents the loan portfolio by credit quality indicator (risk grade) as of September 30, 2015 and December 31, 2014. Those loans with a risk grade of 1, 2, 3 or 4 have been combined in the pass column for presentation purposes.

September 30, 2015
	Pass	Special Mention	Substandard	Total Loans
Commercial and Agricultural
Commercial	$44,955	$1,985	$1,819	$48,759
Agricultural	27,150	18	205	27,373

Real Estate
Commercial Construction	38,819	1,135	3,635	43,589
Residential Construction	10,465	-	-	10,465
Commercial	330,711	6,529	10,463	347,703
Residential	175,906	8,764	11,130	195,800
Farmland	56,352	821	4,378	61,551

Consumer and Other
Consumer	20,394	171	393	20,958
Other	7,979	27	-	8,006

Total Loans	$712,731	$19,450	$32,023	$764,204

Part 1 (Continued)

Part 2 (Continued)

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

Part 1 (Continued)

Part 2 (Continued)

(3) Loans (Continued)

The following table represents an age analysis of past due loans and nonaccrual loans, segregated by class of loans, as of September 30, 2015 and December 31, 2014:

September 30, 2015
	Accruing Loans
			Total
		90 Days	Accruing
	30-89 Days	or More	Loans	Nonaccrual	Current	Total
	Past Due	Past Due	Past Due	Loans	Loans	Loans
Commercial and Agricultural
Commercial	$659	$-	$659	$664	$47,436	$48,759
Agricultural	22	-	22	156	27,195	27,373

Real Estate
Commercial Construction	478	-	478	2,479	40,632	43,589
Residential Construction	-	-	-	-	10,465	10,465
Commercial	2,689	-	2,689	5,242	339,772	347,703
Residential	2,299	-	2,299	3,434	190,067	195,800
Farmland	72	-	72	1,397	60,082	61,551

Consumer and Other
Consumer	235	8	243	187	20,528	20,958
Other	26	-	26	-	7,980	8,006

Total Loans	$6,480	$8	$6,488	$13,559	$744,157	$764,204

December 31, 2014
	Accruing Loans
			Total
		90 Days	Accruing
	30-89 Days	or More	Loans	Nonaccrual	Current	Total
	Past Due	Past Due	Past Due	Loans	Loans	Loans
Commercial and Agricultural
Commercial	$872	$-	$872	$405	$49,683	$50,960
Agricultural	-	-	-	45	16,644	16,689

Real Estate
Commercial Construction	142	-	142	3,251	47,866	51,259
Residential Construction	-	-	-	-	11,221	11,221
Commercial	2,309	-	2,309	5,325	324,597	332,231
Residential	5,783	-	5,783	7,462	190,508	203,753
Farmland	282	-	282	1,449	48,220	49,951

Consumer and Other
Consumer	313	7	320	202	22,298	22,820
Other	-	-	-	195	7,015	7,210

Total Loans	$9,701	$7	$9,708	$18,334	$718,052	$746,094

Part 1 (Continued)

Part 2 (Continued)

(3) Loans (Continued)

The following table details impaired loan data as of September 30, 2015:

September 30, 2015
	Unpaid
	Contractual			Average	Interest	Interest
	Principal	Impaired	Related	Recorded	Income	Income
	Balance	Balance	Allowance	Investment	Recognized	Collected

With No Related
Allowance Recorded
Commercial	$580	$573	$-	$562	$16	$19
Agricultural	174	156	-	158	(10)	10
Commercial Construction	7,726	2,736	-	3,191	17	17
Residential Construction	-	-	-	-	-	-
Commercial Real Estate	14,412	14,412	-	15,533	412	418
Residential Real Estate	5,359	4,400	-	4,761	165	148
Farmland	1,398	1,397	-	1,419	1	2
Consumer	195	187	-	195	8	11
Other	-	-	-	65	-	-

	29,844	23,861	-	25,884	609	625

With An Allowance Recorded
Commercial	91	91	91	92	-	-
Agricultural	-	-	-	-	-	-
Commercial Construction	78	78	14	97	-	-
Residential Construction	-	-	-	-	-	-
Commercial Real Estate	6,941	6,282	243	5,912	132	123
Residential Real Estate	1,082	1,082	308	1,093	12	12
Farmland	390	390	57	392	16	16
Consumer	-	-	-	-	-	-
Other	-	-	-	-	-	-

	8,582	7,923	713	7,586	160	151

Total
Commercial	671	664	91	654	16	19
Agricultural	174	156	-	158	(10)	10
Commercial Construction	7,804	2,814	14	3,288	17	17
Residential Construction	-	-	-	-	-	-
Commercial Real Estate	21,353	20,694	243	21,445	544	541
Residential Real Estate	6,441	5,482	308	5,854	177	160
Farmland	1,788	1,787	57	1,811	17	18
Consumer	195	187	-	195	8	11
Other	-	-	-	65	-	-

	$38,426	$31,784	$713	$33,470	$769	$776

Part 1 (Continued)

Part 2 (Continued)

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

Part 1 (Continued)

Part 2 (Continued)

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

Part 1 (Continued)

Part 2 (Continued)

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

As discussed in Note 1, Summary of Significant Accounting Policies, once a loan is identified as a TDR, it is accounted for as an impaired loan. The Company had no unfunded commitments to lend to a customer that has a troubled debt restructured loan as of September 30, 2015. The following tables present the number of loan contracts restructured during the three month and nine month period ended September 30, 2015 and 2014. It shows the pre- and post-modification recorded investment as well as the number of contracts and the recorded investment for those TDRs modified during the previous twelve months which subsequently defaulted during the period. Loans modified in a troubled debt restructuring are considered to be in default once the loan becomes 90 days past due. A TDR may cease being classified as impaired if the loan is subsequently modified at market terms, and has performed according to the modified terms for at least six months, and there has not been any prior principal forgiveness on a cumulative basis.

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
Troubled Debt Restructurings
	# of Contracts	Pre-Modification	Post-Modification	# of Contracts	Pre-Modification	Post-Modification

Residential Real Estate	1	$226	$139	2	$1,106	$1,036

Total Loans	1	$226	$139	2	$1,106	$1,036

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
Troubled Debt Restructurings
	# of Contracts	Pre-Modification	Post-Modification	# of Contracts	Pre-Modification	Post-Modification

Commercial Real Estate	-	$-	$-	2	$1,771	$1,775
Residential Real Estate	-	-	-	1	49	49
Farmland	-	-	-	1	401	401

Total Loans	-	$-	$-	4	$2,221	$2,225

Part 1 (Continued)

Part 2 (Continued)

(3) Loans (Continued)

The company did not have any TDRs that subsequently defaulted for the three months and nine months ended September 30, 2015.

(4) Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses, segregated by class of loan, for the nine month period ended September 30, 2015 and September 30, 2014. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other loan categories and periodically may result in reallocation within the provision categories.

September 30, 2015
	Beginning	Charge-			Ending
	Balance	Offs	Recoveries	Provision	Balance

Commercial and Agricultural
Commercial	$497	$(257)	$45	$17	$302
Agricultural	304	(5)	3	4	306

Real Estate
Commercial Construction	1,223	(96)	282	282	1,691
Residential Construction	138	-	-	-	138
Commercial	3,665	(275)	138	296	3,824
Residential	2,425	(910)	95	85	1,695
Farmland	104	(40)	10	3	77

Consumer and Other
Consumer	67	(167)	47	53	-
Other	379	(26)	15	1	369

	$8,802	$(1,776)	$635	$741	$8,402

Part 1 (Continued)

Part 2 (Continued)

(4) Allowance for Loan Losses (Continued)

September 30, 2014
	Beginning	Charge-			Ending
	Balance	Offs	Recoveries	Provision	Balance

Commercial and Agricultural
Commercial	$1,017	$(453)	$69	$29	$662
Agricultural	294	-	2	8	304

Real Estate
Commercial Construction	1,782	(1,541)	302	499	1,042
Residential Construction	138	-	-	-	138
Commercial	4,379	(761)	109	522	4,249
Residential	3,278	(670)	27	150	2,785
Farmland	312	(234)	20	6	104

Consumer and Other
Consumer	243	(274)	64	93	126
Other	363	-	14	1	378

	$11,806	$(3,933)	$607	$1,308	$9,788

The loss history period used at September 30, 2015 was based on the loss rate from the eight quarters ended June 30, 2015.

The Company determines its individual reserves during its quarterly review of substandard loans. This process involves reviewing all loans with a risk grade of 6 or greater and an outstanding balance of $250,000 or more, regardless of the loans impairment classification.

Since not all loans in the substandard category are considered impaired, this quarterly review process may result in the identification of specific reserves on nonimpaired loans. Management considers those loans graded substandard, but not classified as impaired, to be higher risk loans and, therefore, makes specific allocations to the allowance for those loans if warranted. The total of such loans is $14.03 million and $12.7 million as of September 30, 2015 and 2014, respectively. Specific allowance allocations were made for these loans totaling $1.3 million and $1.1 million as of September 30, 2015 and 2014, respectively. Since these loans are not considered impaired, both the loan balance and related specific allocation are included in the “Collectively Evaluated for Impairment” column of the following tables.

At September 30, 2015, there were impaired loans totaling $3.9 million below the $250,000 review threshold which were not individually reviewed for impairment. Those loans were subject to the bank’s general loan loss reserve methodology and are included in the “Collectively Evaluated for Impairment” column of the following tables. Likewise, at September 30, 2014, impaired loans totaling $4.41 million were below the $250,000 review threshold and were subject to the bank’s general loan loss reserve methodology and are included in the “Collectively Evaluated for Impairment” column of the following tables.

Part 1 (Continued)

Part 2 (Continued)

(4) Allowance for Loan Losses (Continued)

The following tables present breakdowns of the allowance for loan losses, segregated by impairment methodology for September 30, 2015 and 2014:

September 30, 2015
	Ending Allowance Balance			Ending Loan Balance

	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
Commercial and Agricultural
Commercial	$91	$211	$302	$91	$48,668	$48,759
Agricultural	-	306	306	8	27,365	27,373

Real Estate
Commercial Construction	14	1,677	1,691	2,694	40,895	43,589
Residential Construction	-	138	138	-	10,465	10,465
Commercial	243	3,581	3,824	20,049	327,654	347,703
Residential	308	1,387	1,695	3,380	192,420	195,800
Farmland	57	20	77	1,695	59,856	61,551

Consumer and Other
Consumer	-	-	-	-	20,958	20,958
Other	-	369	369	-	8,006	8,006

Total End of Period Balance	$713	$7,689	$8,402	$27,917	$736,287	$764,204

September 30, 2014
	Ending Allowance Balance			Ending Loan Balance

	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
Commercial and Agricultural
Commercial	$99	$563	$662	$100	$46,381	$46,481
Agricultural	-	304	304	-	23,017	23,017

Real Estate
Commercial Construction	59	983	1,042	3,039	47,416	50,455
Residential Construction	-	138	138	-	9,700	9,700
Commercial	283	3,966	4,249	21,348	306,150	327,498
Residential	605	2,180	2,785	5,522	198,791	204,313
Farmland	31	73	104	1,009	49,392	50,401

Consumer and Other
Consumer	-	126	126	-	23,448	23,448
Other	-	378	378	-	7,968	7,968

Total End of Period Balance	$1,077	$8,711	$9,788	$31,018	$712,263	$743,281

Part 1 (Continued)

Part 2 (Continued)

(5) Other Real Estate Owned

The aggregate carrying amount of Other Real Estate Owned (OREO) at September 30, 2015 and December 31, 2014 was $10,998 and $10,402, respectively. All of the Company’s other real estate owned represents properties acquired through foreclosure or deed in lieu of foreclosure. The following table details the change in OREO for the nine months ended September 30, 2015 and the year ended December 31, 2014.

	Nine Months Ended	Twelve Months Ended
	September 30, 2015	December 31, 2014

Balance, Beginning	$10,402	$15,502

Additions	6,290	3,853
Sales of OREO	(5,329)	(7,102)
Gains (Losses) on Sale	66	(844)
Provision for Losses	(431)	(1,007)

Balance, Ending	$10,998	$10,402

At September 30, 2015, the Company held $1.35 million of residential real estate property as foreclosed property.  Also at September 30, 2015, $439 thousand of consumer mortgage loans collateralized by residential real estate property were in the process of foreclosure according to local requirements of the applicable jurisdictions.

(6) Deposits

The aggregate amount of overdrawn deposit accounts reclassified as loan balances totaled $503 and $511 as of September 30, 2015 and December 31, 2014.

Components of interest-bearing deposits as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014

Interest-Bearing Demand	$358,142	$363,501
Savings	63,388	59,215
Time, $100,000 and Over	207,988	210,503
Other Time	202,723	217,744
	$832,241	$850,963

At September 30, 2015 and December 31, 2014, the Company had brokered deposits of $25,837 and $26,298, respectively. All of these brokered deposits represent Certificate of Deposits Account Registry Service (CDARS) reciprocal deposits. The CDARS deposits are ones in which customers placed core deposits into the CDARS program for FDIC insurance coverage and the Company receives reciprocal brokered deposits in a like amount. The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $100,000 was approximately $143,772 and $140,832 as of September 30, 2015 and December 31, 2014, respectively.

As of September 30, 2015 and December 31, 2014, the scheduled maturities of certificates of deposits are as follows:

Maturity	September 30, 2015	December 31, 2014
One Year and Under	$294,865	$302,585
One to Three Years	91,595	98,219
Three Years and Over	24,251	27,443
	$410,711	$428,247

Part 1 (Continued)

Part 2 (Continued)

(7) Other Borrowed Money

Other borrowed money at September 30, 2015 and December 31, 2014 is summarized as follows:

	September 30, 2015	December 31, 2014
Federal Home Loan Bank Advances	$40,000	$40,000

Advances from the Federal Home Loan Bank (FHLB) have maturities ranging from 2018 to 2022 and interest rates ranging from 1.47 percent to 4.75 percent. As collateral on the outstanding FHLB advances, the Company has provided a blanket lien on its portfolio of qualifying residential first mortgage loans and commercial loans. At September 30, 2015 the book value of those loans pledged was approximately $104,494. At September 30, 2015 the Company had remaining credit availability from the FHLB of approximately $130,570. The Company may be required to pledge additional qualifying collateral in order to utilize the full amount of the remaining credit line.

The aggregate stated maturities of other borrowed money at September 30, 2015 are as follows:

Year	Amount
2018	$2,500
2019	8,000
2020	2,500
After 2020	$27,000
40,000

The Company also has available federal funds lines of credit with various financial institutions totaling $43,500, none of which were outstanding at September 30, 2015.

The Company has the ability to borrow funds from the Federal Reserve Bank (FRB) of Atlanta utilizing the discount window. The discount window is an instrument of monetary policy that allows eligible institutions to borrow money from the FRB on a short-term basis to meet temporary liquidity shortages caused by internal or external disruptions. At September 30, 2015, the Company had borrowing capacity available under this arrangement, with no outstanding balances. The Company would be required to pledge certain available-for-sale investment securities as collateral under this agreement.

In addition, at September 30, 2015, the Company had an available repurchase agreement line of credit with a third party totaling $50,000. Use of this credit facility is subject to the underwriting and risk management policies of the third party in effect at the time of the request. Such policies may take into consideration current market conditions, the current financial condition of the Company and the ability of the Company to provide adequate securities as collateral for the transaction, among other factors.

(8) Preferred Stock and Warrants

At September 30, 2015, the Company had 23,167 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the Preferred Stock) issued and outstanding with private investors. After receiving regulatory approval, the Company redeemed 4,833 shares in August 2015. The Company also had a warrant (the Warrant) to purchase up to 500,000 shares of the Company’s common stock outstanding with private investors. Both the Preferred Stock and the Warrant originated in 2009 through transactions with the United States Department of the Treasury and were subsequently sold to the public through an auction process during 2013.

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

The Preferred Stock requires a cumulative cash dividend be paid quarterly at a rate of 9 percent per annum. Prior to January 9, 2014 the annual dividend rate for the Preferred Stock was 5 percent. On February 13, 2012, the Company announced the suspension of the dividends on Preferred Stock. Unpaid dividends on the Preferred Stock must be declared and set aside for the benefit of the holders of the Preferred Stock before any dividend may be declared on common stock. On November 17, 2014, the Company reinstated dividend payments on the Preferred Stock and paid the dividends in arrears to current status.

Part 1 (Continued)

Part 2 (Continued)

(9) Subordinated Debentures (Trust Preferred Securities)

			3 Month	Added	Total		5 Year
Description	Date	Amount	Libor Rate	Points	Rate	Maturity	Call Option
Colony Bankcorp Statutory Trust III	6/17/2004	$4,640	0.33425	2.68	3.01425	6/14/2034	6/17/2009
Colony Bankcorp Capital Trust I	4/13/2006	5,155	0.32660	1.50	1.82660	4/13/2036	4/13/2011
Colony Bankcorp Capital Trust II	3/12/2007	9,279	0.32660	1.65	1.97660	3/12/2037	3/12/2012
Colony Bankcorp Capital Trust III	9/14/2007	5,155	0.29680	1.40	1.69680	9/14/2037	9/14/2012

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

At September 30, 2015 and December 31, 2014 the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	September 30, 2015	December 31, 2014

Loan Commitments	$69,325	$68,742
Letters of Credit	1,584	1,762

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

Other Contractual Obligations. In July of 2015, the Company signed a contract for the construction of a new branch facility at an estimated cost of $1.2 million. Construction is expected to be completed in late spring of 2016.

Part 1 (Continued)

Part 2 (Continued)

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

Part 1 (Continued)

Part 2 (Continued)

Disclosures of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis, are required in the financial statements.

The carrying amount, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2015 and December 31, 2014 are as follows:

	Fair Value Measurements at
	September 30, 2015
	Carrying	Estimated	Level	Level	Level
	Value	Fair Value	1	2	3

Assets
Cash and Short-Term Investments	$33,133	$33,133	$33,133	$-	$-
Investment Securities Available for Sale	271,611	271,611	-	270,668	943
Investment Securities Held to Maturity	28	28	-	28	-
Federal Home Loan Bank Stock	2,731	2,731	2,731	-	-
Loans, Net	755,447	756,558	-	749,348	7,210
Bank-Owned Life Insurance	14,663	14,663	14,663	-	-

Liabilities
Deposits	958,034	959,594	547,323	412,271	-
Subordinated Debentures	24,229	24,229	-	24,229	-
Other Borrowed Money	40,000	41,640	-	41,640	-

	Fair Value Measurements at
	December 31, 2014
	Carrying	Estimated	Level	Level	Level
	Value	Fair Value	1	2	3

Assets
Cash and Short-Term Investments	$65,811	$65,811	$65,811	$-	$-
Investment Securities Available for Sale	274,594	274,594	-	273,646	948
Investment Securities Held to Maturity	30	30	-	30	-
Federal Home Loan Bank Stock	2,831	2,831	2,831	-	-
Loans, Net	736,930	738,948	-	731,170	7,778
Bank-Owned Life Insurance	14,531	14,531	14,531	-	-

Liabilities
Deposits	979,303	980,874	551,057	429,817	-
Subordinated Debentures	24,229	24,229	-	24,229	-
Other Borrowed Money	40,000	41,962	-	41,962	-

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on many judgments. These estimates are subjective in nature and involve uncertainties andmatters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

Part 1 (Continued)

Part 2 (Continued)

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

Part 1 (Continued)

Part 2 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis – The following table presents the recorded amount of the Company’s assets measured at fair value on a recurring and nonrecurring basis as of September 30, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall. The table below includes only impaired loans with a specific reserve and only other real estate properties with a valuation allowance at September 30 2015. Those impaired loans and other real estate properties are shown net of the related specific reserves and valuation allowances.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active	Significant	Significant
		Markets for	Other	Unobservable
	Total Fair	Identical Assets	Observable	Inputs
September 30, 2015	Value	(Level 1)	Inputs (Level 2)	(Level 3)

Recurring
Securities Available for Sale
U.S. Government Agencies
Mortgage-Backed	$267,380	$-	$267,380	$-
State, County and Municipal	4,231	-	3,288	943
	$271,611	$-	$270,668	$943

Nonrecurring
Impaired Loans	$7,210	$-	$-	$7,210

Other Real Estate	$4,974	$-	$-	$4,974

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active	Significant	Significant
		Markets for	Other	Unobservable
	Total Fair	Identical Assets	Observable	Inputs
December 31, 2014	Value	(Level 1)	Inputs (Level 2)	(Level 3)

Recurring
Securities Available for Sale
U.S. Government Agencies
Mortgage-Backed	$271,064	$-	$271,064	$-
State, County and Municipal	3,530	-	2,582	948
	$274,594	$-	$273,646	$948

Nonrecurring
Impaired Loans	$7,778	$-	$-	$7,778

Other Real Estate	$6,128	$-	$-	$6,128

Liabilities

The Company did not identify any liabilities that are required to be presented at fair value.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

The following table presents quantitative information about the significant unobservable inputs used in the fair value measurements for assets in level 3 of the fair value hierarchy measured on a nonrecurring basis at September 30, 2015 and December 31, 2014. This table is comprised primarily of collateral dependent impaired loans and other real estate owned:

Part 1 (Continued)

Part 2 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

	September 30,	Valuation	Unobservable	Range
	2015	Techniques	Inputs	Weighted Avg
Impaired Loans Real Estate
Commercial Construction	$64	Sales Comparison	Adjustment for Differences	(15.60%)	-	20.10%
			Between the Comparable Sales		2.25%

			Management Adjustments for	0.00%	-	10.00%
			Age of Appraisals and/or Current		5.00%
			Market Conditions

Residential Real Estate	774	Sales Comparison	Adjustment for Differences	(15.00%)	-	191.70%
			Between the Comparable Sales		88.35%

			Management Adjustments for	0.00%	-	25.00%
			Age of Appraisals and/or Current		12.50%
			Market Conditions

		Income Approach	Capitalization Rate		12.50%

Commercial Real Estate	6,039	Sales Comparison	Adjustment for Differences	(10.75%)	-	19.48%
			Between the Comparable Sales		4.37%

			Management Adjustments for	0.00%	-	30.00%
			Age of Appraisals and/or Current		15.00%
			Market Conditions

		Income Approach	Capitalization Rate		11.00%

Farmland	333	Sales Comparison	Adjustment for Differences	(8.30%)	-	252.50%
			Between the Comparable Sales		122.10%

			Management Adjustments for	10.00%	-	75.00%
			Age of Appraisals and/or Current		42.50%
			Market Conditions

Other Real Estate Owned	4,974	Sales Comparison	Adjustment for Differences	(78.93%)	-	42.90%
			Between the Comparable Sales		(18.02%)

			Management Adjustments for	0.33%	-	69.36%
			Age of Appraisals and/or Current		26.27%
			Market Conditions

		Income Approach	Discount Rate		13.75%

			Capitalization Rate		11.88%

Part 1 (Continued)

Part 2 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

	December 31,	Valuation	Unobservable	Range
	2014	Techniques	Inputs	Weighted Avg
Real Estate
Commercial Construction	$82	Sales Comparison	Adjustment for Differences	(22.00%)	-	38.10%
			Between the Comparable Sales		8.05%

			Management Adjustments for	0.00%	-	10.00%
			Age of Appraisals and/or Current		5.00%
			Market Conditions

Residential Real Estate	1,651	Sales Comparison	Adjustment for Differences	(2.30%)	-	191.70%
			Between the Comparable Sales		94.70%

			Management Adjustments for	0.00%	-	10.00%
			Age of Appraisals and/or Current		5.00%
			Market Conditions

		Income Approach	Capitalization Rate		13.75%

Commercial Real Estate	5,678	Sales Comparison	Adjustment for differences	0.00%	-	0.00%
			Between the comparable Sales		0.00%

			Management Adjustments for	0.00%	-	90.00%
			Age of Appraisals and/or Current		45.00%
			Market Conditions

		Income Approach	Capitalization Rate		11.00%

Farmland	367	Sales Comparison	Adjustment for Differences	(8.30%)	-	252.50%
			Between the Comparable Sales		122.10%

			Management Adjustments for	10.00%	-	50.00%
			Age of Appraisals and/or Current		30.00%
			Market Conditions

Other Real Estate Owned	6,128	Sales Comparison	Adjustment for Differences	(40.00%)	-	45.00%
			Between the Comparable Sales		2.50%

			Management Adjustment for	0.33%	-	69.36%
			Age of Appraisals and/or Current		31.88%
			Market Conditions

		Income Approach	Discount Rate		9.00%

			Capitalization Rate		10.00%

Part 1 (Continued)

Part 2 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

The table below presents a reconciliation and statement of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the nine months ended September 30, 2015 and the twelve months ended December 31, 2014.

	Available for Sale Securities
	September 30, 2015	December 31, 2014

Balance, Beginning	$948	$941
Transfers out of Level 3	-	-
Loss on OTTI Impairment Included in Noninterest Income	-	-
Unrealized Gains included in Other Comprehensive Income (Loss)	(5)	7

Balance, Ending	$943	$948

The Company’s policy is to recognize transfers in and transfers out of levels 1, 2 and 3 as of the end of a reporting period. There were no transfers of securities between levels for the nine months ended September 30, 2015 and the twelve months ended December 31, 2014.

The following table presents quantitative information about recurring level 3 fair value measurements as of September 30, 2015.

		Valuation	Unobservable	Range
	Fair Value	Techniques	Inputs	Weighted Avg

State, County and Municipal	$943	Discounted Cash Flow	Discount Rate	N/A*

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  As of September 30, 2015, the interim final Basel III rules (Basel III) require the Company to also maintain minimum amounts and ratios of common equity Tier 1 capital to risk-weighted assets.  These amounts and ratios as defined in regulations are presented hereafter.  Management believes, as of September 30, 2015, the Company meets all capital adequacy requirements to which it is subject under the regulatory framework for prompt corrective action.  There is no threshold for well-capitalized status for bank holding companies.  In the opinion of management, there have been no events or conditions occur since September 30, 2015, or since the most recent notification of capital adequacy from the regulators, which have changed the institution’s category.

Part I (Continued)

Part 2 (Continued)

(12) Regulatory Capital Matters (Continued)

The Basel III rules also require the implementation of a new capital conservation buffer comprised of common equity Tier 1 capital.  The capital conservation buffer will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increase each subsequent year by 0.625% until reaching its final level of 2.5% on January 1, 2019.

The following table summarizes regulatory capital information as of September 30, 2015 and December 31, 2014 on a consolidated basis and for the subsidiary, as defined.  Regulatory capital ratios for September 30, 2015 were calculated in accordance with the Basel III rules, whereas the December 31, 2014 regulatory ratios were calculated in accordance with the Basel I rules.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2015

Total Capital to Risk-Weighted Assets
Consolidated	$135,304	17.01%	$63,628	8.00%	N/A	N/A
Colony Bank	130,450	16.43	63,536	8.00	$79,421	10.00%

Tier I Capital to Risk-Weighted Assets
Consolidated	126,904	15.96	47,721	6.00	N/A	N/A
Colony Bank	122,048	15.37	47,652	6.00	63,536	8.00

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	80,237	10.09	35,791	4.50	N/A	N/A
Colony Bank	122,048	15.37	35,739	4.50	51,623	6.50

Tier I Capital to Average Assets
Consolidated	126,904	11.14	45,571	4.00	N/A	N/A
Colony Bank	122,048	10.73	45,496	4.00	56,870	5.00

Part I (Continued)

Part 2 (Continued)

(12) Regulatory Capital Matters (Continued)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014

Total Capital to Risk-Weighted Assets
Consolidated	$136,022	17.95%	$60,639	8.00%	N/A	N/A
Colony Bank	127,833	16.89	60,542	8.00	$75,678	10.00%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	127,220	16.78	30,320	4.00	N/A	N/A
Colony Bank	119,031	15.73	30,271	4.00	45,407	6.00

Tier 1 Capital to Average Assets
Consolidated	127,220	11.18	45,509	4.00	N/A	N/A
Colony Bank	119,031	10.50	45,364	4.00	56,705	5.00

(13) Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflects the potential dilution of restricted stock and common stock warrants. Net income available to common stockholders represents net income after preferred stock dividends. The following table presents earnings per share for the three month and nine month period ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014

Numerator
Net Income Available to Common Stockholders	$1,606	$1,384	$4,414	$3,533

Denominator
Weighted Average Number of Common Shares
Outstanding for Basic Earnings Per Common Share	8,439	8,439	8,439	8,439

Dilutive Effect of Potential Common Stock
Restricted Stock	-	-	-	-
Stock Warrants	27	-	10	-
Weighted-Average Number of Shares Outstanding for
Diluted Earnings Per Common Share	8,466	8,439	8,449	8,439

Earnings Per Share - Basic	$0.19	$0.16	$0.52	$0.42

Earnings Per Share - Diluted	$0.19	$0.16	$0.52	$0.42

Part I (Continued)

Part 2 (Continued)

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

Part 2 (Continued)

Forward-looking statements speak only as of the date on which such statements are made. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.

The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of September 30, 2015, and the consolidated results of operations for the nine months ended September 30, 2015. This discussion should be read in conjunction with the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2015. Readers should also carefully review all other disclosures we file from time to time with the SEC.

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

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of September 30, 2015 and 2014, and results of operations for each of the nine months in the periods ended September 30, 2015 and 2014. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

Part I (Continued)

Part 2 (Continued)

Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 34 percent federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.

Dollar amounts in tables are stated in thousands, except for per share amounts.

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets. Net income available to shareholders totaled $1.61 million, or $0.19 diluted per common share, in three months ended September 30, 2015 compared to net income available to shareholders of $1.38 million, or $0.18 diluted per common share, in three months ended September 30, 2014. Net income available to shareholders totaled $4.41 million, or $0.52 diluted per common share, in nine months ended September 30, 2015 compared to net income available to shareholders of $3.53 million, or $0.42 diluted per common share, in nine months ended September 30, 2014.

Selected income statement data, returns on average assets and average common equity and dividends per share for the comparable periods were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
			$	%			$	%
	2015	2014	Variance	Variance	2015	2014	Variance	Variance

Taxable-equivalent net interest income	$9,540	$9,768	$(228)	(2.33)%	$28,039	$28,547	$(508)	(1.78)%
Taxable-equivalent adjustment	43	30	13	43.33	93	87	6	6.90

Net interest income	9,497	9,738	(241)	(2.47)	27,946	28,460	(514)	(1.81)
Provision for loan losses	250	500	(250)	(50.00)	741	1,308	(567)	(43.35)
Noninterest income	2,233	2,410	(177)	(7.34)	6,803	6,718	85	1.27
Noninterest expense	8,335	8,534	(199)	(2.33)	24,941	25,691	(750)	(2.92)

Income before income taxes	$3,145	$3,114	$31	1.00	$9,067	$8,179	$888	10.86
Income Taxes	945	1,033	(88)	(8.52)	2,799	2,625	174	6.63

Net income	$2,200	$2,081	$119	5.72	$6,268	$5,554	$714	12.86

Preferred stock dividends	594	697	(103)	(14.78)	1,854	2,021	(167)	(8.26)

Net income available to common shareholders	$1,606	$1,384	$222	16.04%	$4,414	$3,533	$881	24.94%

Net income available to common shareholders:
Basic	$0.19	$0.18	$0.01	5.56%	$0.52	$0.42	$0.10	23.81%
Diluted	$0.19	$0.18	$0.01	5.56%	$0.52	$0.42	$0.10	23.81%
Return on average assets	0.57%	0.49%	0.08%	16.33%	0.51%	0.42%	0.09%	21.43%
Return on average common equity	6.28%	5.78%	0.50%	8.65%	5.77%	5.02%	0.75%	14.94%

Net income from operations for three months ended September 30, 2015 increased $119 thousand, or 5.72 percent, compared to the same period in 2014. The increase was primarily the result of a decrease of $250 thousand in provision for loan losses, a decrease of $88 thousand in income taxes and a decrease of $199 thousand in noninterest expense. This was offset by a decrease of $241 thousand in net interest income and a decrease of $177 thousand in noninterest income.

Part I (Continued)

Part 2 (Continued)

Net income from operations for nine months ended September 30, 2015 increased $714 thousand, or 12.86 percent, compared to the same period in 2014. The increase was primarily the result of an increase of $85 thousand in noninterest income, a decrease of $750 thousand in noninterest expense and a decrease of $567 thousand in provision for loan losses. This was offset by a decrease of $514 thousand in net interest income and an increase of $174 thousand in income taxes.

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 80.42 percent of total revenue for nine months ended September 30, 2015 and 80.90 percent for the same period a year ago.

Net interest margin is the taxable-equivalent net interest income as a percentage of average earning assets for the period. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Company’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit is currently 3.25 percent and has been for the past three years. The federal funds rate moved similar to prime rate with interest rates currently at 0.25 percent and has been for the past three years. As expected, the Federal Reserve interest rates remained flat the first three quarters of 2015, though we expect a potential increase in 2016.

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

Part I (Continued)

Part 2 (Continued)

Rate/Volume Analysis

The rate/volume analysis presented hereafter illustrates the change from September 30, 2014 to September 30, 2015 for each component of the taxable equivalent net interest income separated into the amount generated through volume changes and the amount generated by changes in the yields/rates.

	Changes from September 30, 2014 to September 30, 2015
($ in thousands)	Volume	Rate	Total

Interest Income
Loans, Net-taxable	$580	$(820)	$(240)

Investment Securities
Taxable	(91)	(360)	(451)
Tax-exempt	(18)	-	(18)
Total Investment Securities	(109)	(360)	(469)

Interest-Bearing Deposits in other Banks	26	-	26

Federal Funds Sold	(7)	(1)	(8)

Other Interest - Earning Assets	(5)	11	6
Total Interest Income	485	(1,170)	(685)

Interest Expense
Interest-Bearing Demand and
Savings Deposits	90	(25)	65
Time Deposits	(183)	(103)	(286)
Subordinated Debentures	-	58	58
Other Borrowed Money	-	(14)	(14)

Total Interest Expense	(93)	(84)	(177)
Net Interest Income	$578	$(1,086)	$(508)

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

Part 2 (Continued)

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

The Company maintains about 16 percent of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years. The liabilities to fund assets are primarily in short term certificate of deposits that mature within one year. The net interest margin decreased to 3.48 percent for nine months ended September 30, 2015 compared to 3.60 percent for the same period a year ago. We anticipate the net interest margin remaining relatively flat for 2015.

Taxable-equivalent net interest income for nine months ended September 30, 2015 decreased $508 thousand, or 1.78 percent compared to the same period a year ago. The average volume of earning assets during nine months ended September 30, 2015 increased $16.19 million compared to the same period a year ago. Growth in average earning assets during 2015 was primarily in loans and interest bearing deposits.

The average volume of loans increased $14.37 million for the nine months ended September 30, 2015 compared to the same period a year ago. The average yield on loans decreased 14 basis points for the nine months ended September 30, 2015 compared to the same period a year ago. The average volume of investment securities decreased $7.67 million for the nine months ended September 30, 2015 compared to the same year ago period, while the average yield on investment securities decreased 18 basis points for the same period comparison. The average volume of deposits increased $15.97 million for the nine months ended September 30, 2015 compared to the same period a year ago, with interest-bearing deposits increasing $5.08 million for the nine months ended September 30, 2015. Accordingly, the ratio of average interest-bearing deposits to total average deposits was 86.90 percent for the nine months ended September 30, 2015 compared to 87.82 percent in the same period a year ago. This deposit mix, combined with a general decrease in market rates, had the effect of (i) decreasing the average cost of total deposits by 4 basis points in nine months ended September 30, 2015 compared to the same period a year ago and, (ii) mitigating a portion of the impact of decreasing yields on earning assets.

The Company’s net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, was 3.37 percent in nine months ended September 30, 2015 compared to 3.49 percent in the same period a year ago. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $741 thousand in the nine months ended September 30, 2015 compared to $1.31 million in the same period a year ago. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Part I (Continued)

Part 2 (Continued)

Noninterest Income

The components of noninterest income were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
			$	%			$	%
	2015	2014	Variance	Variance	2015	2014	Variance	Variance

Service Charges on Deposit Accounts	$1,133	$1,250	$(117)	(9.36)%	$3,184	$3,433	$(249)	(7.25)%
Other Charges, Commissions and Fees	661	603	58	9.62	1,963	1,778	185	10.40
Mortgage Fee Income	138	130	8	6.15	385	311	74	23.79
Securities Gains (Losses)	9	-	9	-	12	1	11	11.00
Other	292	427	(135)	(31.62)	1,259	1,195	64	5.36

Total	$2,233	$2,410	$(177)	(7.34)%	$6,803	$6,718	$85	1.27%

Changes in these items and the other components of noninterest income are discussed in more detail below.

Service Charges on Deposit Accounts. The decrease in service charges on deposit accounts is primarily attributable to the decrease in NSF Fees by $229 in 2015 compared to the same year ago period.

Mortgage Fee Income. The volume of mortgage loans has shown a slight increase in 2015 compared to the same period in 2014 which contributed to a slight increase in mortgage fee income.

Noninterest Expense

The components of noninterest expense were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
			$	%			$	%
	2015	2014	Variance	Variance	2015	2014	Variance	Variance

Salaries and Employee Benefits	$4,395	$4,432	$(37)	(0.83)%	$13,270	$13,149	$121	0.92%
Occupancy and Equipment	1,026	1,049	(23)	(2.19)	3,036	3,069	(33)	(1.08)
Other	2,914	3,053	(139)	(4.55)	8,635	9,473	(838)	(8.85)

Total	$8,335	$8,534	$(199)	(2.33)%	$24,941	$25,691	$(750)	(2.92)%

These items and the changes in the various components of noninterest expense are discussed in more detail below.

Other. Significant amounts impacting the comparable periods was primarily attributed to foreclosed property costs which decreased by $946 thousand from $1.83 million in 2014 compared to $881 thousand in 2015.

Part I (Continued)

Part 2 (Continued)

Loans

The following table presents the composition of the Company’s loan portfolio as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014	$ Variance	% Variance

Commercial and Agricultural
Commercial	$48,759	$50,960	$(2,201)	(4.32)%
Agricultural	27,373	16,689	10,684	64.02
Real Estate
Commercial Construction	43,589	51,259	(7,670)	(14.96)
Residential Construction	10,465	11,221	(756)	(6.74)
Commercial	347,703	332,231	15,472	4.66
Residential	195,800	203,753	(7,953)	(3.90)
Farmland	61,551	49,951	11,600	23.22
Consumer and Other
Consumer	20,958	22,820	(1,862)	(8.16)
Other	8,006	7,210	796	11.04
Gross Loans	764,204	746,094	18,110	2.43
Unearned Interest and Fees	(355)	(362)	7	1.93
Allowance for Loan Losses	(8,402)	(8,802)	400	4.54
Net Loans	$755,447	$736,930	$18,517	2.51%

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

Part 2 (Continued)

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

Collateral Concentrations. Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions. The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk, particularly with the current economic downturn in the real estate market. At September 30, 2015, approximately 86 percent of the Company’s loan portfolio was concentrated in loans secured by real estate. A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector. In addition, a large portion of the Company’s foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions. Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.

Nonperforming Assets and Potential Problem Loans

Nonperforming assets and accruing past due loans as of September 30, 2015, December 31, 2014 and September 30, 2014 were as follows:

	September 30, 2015	December 31, 2014	September 30, 2014

Loans Accounted for on Nonaccrual	$13,559	$18,334	$13,171
Loans Accruing Past Due 90 Days or More	8	7	7
Other Real Estate Foreclosed	10,998	10,402	10,833
Total Nonperforming Assets	$24,565	$28,743	$24,011

Nonperforming Assets by Segment
Construction and Land Development	$8,016	$9,655	$10,442
1-4 Family Residential	4,781	8,237	4,761
Multifamily Residential	--	173	392
Nonfarm Residential	9,355	8,375	6,513
Farmland	1,397	1,449	984
Commercial and Consumer	1,016	854	919
Total Nonperforming Assets	$24,565	$28,743	$24,011

Nonperforming Assets as a Percentage of:
Total Loans and Foreclosed Assets	3.17%	3.80%	3.18%
Total Assets	2.18%	2.51%	2.15%
Nonperforming Loans as a Percentage of:
Total Loans	1.78%	2.46%	1.77%

Supplemental Data:
Trouble Debt Restructured Loans In Compliance with Modified Terms	$17,891	$19,229	$20,076
Trouble Debt Restructured Loans
Past Due 30-89 Days	335	757	2,176
Accruing Past Due Loans:
30-89 Days Past Due	$6,480	$9,701	$12,559
90 or More Days Past Due	8	7	7
Total Accruing Past Due Loans	$6,488	$9,708	$12,566

Allowance for Loan Losses	$8,402	$8,802	$9,788
ALLL as a Percentage of:
Total Loans	1.10%	1.18%	1.32%
Nonperforming Loans	61.93%	47.99%	74.28%

Part I (Continued)

Part 2 (Continued)

Nonperforming assets include nonaccrual loans, loans past due 90 days or more, foreclosed real estate and nonaccrual securities. Nonperforming assets at September 30, 2015 decreased 14.54 percent from December 31, 2014.

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

The Company’s allowance for loan losses consists of specific valuation allowances established for probable losses on specific loans and historical valuation allowances for other loans with similar risk characteristics. Effective with the quarter ended June 30, 2015, the calculation of the amount needed in the Allowance for Loan and Lease Losses changed. Management determined that the segmentation method for the ASC 450-20 portion of the loan portfolio should be changed to bank call report categories. Prior to this change, the ASC 450-20 segmentation categorized loans by various non-owner occupied commercial real estate loan types and risk grades for the remainder of the ASC 450-20 portion of the portfolio. The change to call code segmentation and the redistribution of historic loss rates to the new segmentation average loan balances resulted in an increase in the calculated reserve required for ASC 450-20 loans. The increase was $1,621,424 for June 30, 2015; however, no additional provision or adjustment was required to the balance sheet.

The allowances established for probable losses on specific loans are the result of management’s quarterly review of substandard loans with an outstanding balance of $250,000 or more. This review process usually involves regional credit officers along with local lending officers reviewing the loans for impairment. Specific valuation allowances are determined after considering the borrower’s financial condition, collateral deficiencies, and economic conditions affecting the borrower’s industry, among other things. In the case of collateral dependent loans, collateral shortfall is most often based upon local market real estate value estimates. This review process is performed at the subsidiary bank level and is reviewed at the parent Company level.

Part I (Continued)

Part 2 (Continued)

Once the loan becomes impaired, it is removed from the pool of loans covered by the general reserve and reviewed individually for exposure as described above. In cases where the individual review reveals no exposure, no reserve is recorded for that loan, either through an individual reserve or through a general reserve. If, however, the individual review of the loan does indicate some exposure, management often charges off this exposure, rather than recording a specific reserve. In these instances, a loan which becomes nonperforming could actually reduce the allowance for loan losses. Those loans deemed uncollectible are transferred to our problem loan department for workout, foreclosure and/or liquidation. The problem loan department obtains a current appraisal on the property in order to record the fair market value (less selling expenses) when the property is foreclosed on and moved into other real estate.

The allowances established for the remainder of the loan portfolio are based on historical loss factors, adjusted for certain qualitative factors, which are applied to groups of loans with similar risk characteristics. Loans are segregated into fifteen separate groups based on call codes. Most of the Company’s charge-offs during the past two years have been real estate dependent loans. The historical loss ratios applied to these groups of loans are updated quarterly based on actual charge-off experience. The historical loss ratios are further adjusted by qualitative factors.

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

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the nine month periods ended September 30, 2015 and September 30, 2014.

	September 30, 2015		September 30, 2014
	Average	Average	Average	Average
($ in thousands)	Amount	Rate (1)	Amount	Rate (1)

Noninterest-Bearing Demand
Deposits	$127,692		$116,804
Interest-Bearing Demand and
Savings Deposits	425,649	0.35%	391,551	0.35%
Time Deposits	421,353	0.80%	450,373	0.84%

Total Deposits	$974,694	0.50%	$958,728	0.54%

 (1) Average rate is an annualized rate.

Average deposits increased $15.97 million to $974.69 million at September 30, 2015 from $958.73 million at September 30, 2014. The increase included an increase of $10.89 million, or 9.32 percent in noninterest-bearing demand deposits while, at the same time, interest-bearing demand and savings deposits increased $34.10 million, or 8.71 percent and time deposits decreased $29.02 million, or 6.44 percent. Accordingly the ratio of average noninterest-bearing deposits to total average deposits was 13.10 percent for nine months ended September 30, 2015 compared to 12.18 percent for nine months ended September 30, 2014. The general decrease in market rates, had the effect of (i) decreasing the average cost of total deposits by 4 basis points in nine months ended September 30, 2015 compared to the same period a year ago; and (ii) mitigating a portion of the impact of decreasing yields on earning assets.

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

Part I (Continued)

Part 2 (Continued)

Loan Commitments. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for possible loan losses. Loan commitments outstanding at September 30, 2015 are included in the table in Footnote 10 of the Consolidated Financial Statements.

Capital and Liquidity

At September 30, 2015, stockholders’ equity totaled $101.07 million compared to $99.03 million at December 31, 2014. In addition to net income of $6.27 million, other significant changes in stockholders’ equity during nine months ended September 30, 2015 included $1.85 million of preferred stock dividends declared. The Company redeemed $4.83 million of the Preferred Stock. The accumulated other comprehensive income (loss) component of stockholders’ equity totaled $(2.38) million at September 30, 2015 compared to $(4.85) million at December 31, 2014. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale. Under regulatory requirements the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. Tier 1 capital consists of common stock and qualifying preferred stockholders’ equity and trust preferred securities less goodwill. Tier 2 capital consists of certain convertible, subordinated and other qualifying debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets. The Company has no Tier 2 capital other than the allowance for loan losses.

Using the capital requirements presently in effect, the Tier 1 ratio as of September 30, 2015 was 15.96 percent and total Tier 1 and 2 risk-based capital was 17.01 percent. Both of these measures compare favorably with the regulatory minimum to be adequately capitalized of 6 percent for Tier 1 and 8 percent for total risk-based capital. The Company’s Tier 1 leverage ratio as of September 30, 2015 was 11.14 percent, which exceeds the required ratio standard of 4 percent.

The Company suspended cash dividends on its common stock beginning in the third quarter of 2009 and has not reinstated dividend payments. The Company paid dividends of $1.85 million on preferred stock for the period ending September 30, 2015. The Company declared dividends of $2.02 million on preferred stock for the period ending September 30, 2014. In August 2015, the Company received regulatory approval to redeem 4,833 shares of Preferred Stock. On November 17, 2014 the Company reinstated dividend payments on the Preferred Stock and paid the accumulated dividends in arrears to the holders of the Preferred Stock. Additional information is provided in the Notes to the Consolidated Financial Statements for Preferred Stock.

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

The investment portfolio provides a ready means to raise cash if liquidity needs arise. As of September 30, 2015, the Company held $271.61 million in bonds (excluding FHLB stock), at current market value in the available for sale portfolio. At December 31, 2014, the available for sale bond portfolio totaled $274.6 million. Only marketable investment grade bonds are purchased. Although a good portion of the banks’ bond portfolios are encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for a sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it primarily determines the Company’s liquidity posture. Colony had ratios of loans to deposits of 79.8 percent as of September 30, 2015 and 76.2 percent at December 31, 2014. Management employs alternative funding sources when deposit balances will not meet loan demands. The ratios of loans to all funding sources (excluding Subordinated Debentures) at September 30, 2015 and December 31, 2014 were 76.6 percent and 73.2 percent, respectively.

Part I (Continued)

Part 2 (Continued)

Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources. The stability of the banks’ core deposit base is an important factor in Colony’s liquidity position. A heavy percentage of the deposit base is comprised of accounts of individuals and small businesses with comprehensive banking relationships and limited volatility. At September 30, 2015 and December 31, 2014, Colony had $208.0 million and $210.5 million in certificates of deposit of $100,000 or more. These larger deposits represented 21.7 percent and 21.5 percent of respective total deposits. Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed. Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

The Company supplemented deposit sources with brokered deposits. As of September 30, 2015, the Company had $25.8 million, or 2.70 percent of total deposits, in CDARS. Additional information is provided in the Notes to the Consolidated Financial Statements regarding these brokered deposits. Additionally, the Company uses external deposit listing services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed. These deposits obtained from listing services are often referred to as wholesale or internet CDs. As of September 30, 2015, the Company had $27.3 million, or 2.85 percent of total deposits, in internet certificates of deposit obtained through deposit listing services.

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

Return on Assets and Stockholders’ Equity

The following table presents selected financial ratios for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014

Return on Average Assets (1)	0.57%	0.49%	0.51%	0.42%

Return on Average Total Equity (1)	6.28%	5.78%	5.77%	5.02%

Average Total Equity to Average Assets	9.01%	8.56%	8.90%	8.32%

(1) Computed using annualized net income available to common shareholders.

Part I (Continued)

Item 3

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

AVERAGE BALANCE SHEETS	Nine Months Ended			Nine Months Ended
	September 30, 2015			September 30, 2014
	Average	Income/	Yields/	Average	Income/	Yields/
($ in thousands)	Balances	Expense	Rates	Balances	Expense	Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Interest and fees
Taxable (1)	$754,235	$29,632	5.24%	$739,864	$29,872	5.38%
Investment Securities
Taxable	275,790	3,139	1.52%	282,947	3,590	1.69%
Tax-Exempt (2)	2,008	71	4.71%	2,519	89	4.71%
Total Investment Securities	277,798	3,210	1.54%	285,466	3,679	1.72%
Interest-Bearing Deposits	30,044	58	0.26%	16,605	32	0.26%
Federal Funds Sold	8,096	15	0.25%	11,880	23	0.26%
Interest-Bearing Other Assets	2,762	91	4.39%	2,931	85	3.87%
Total Interest-Earning Assets	$1,072,935	$33,006	4.10%	$1,056,746	$33,691	4.25%
Non-interest-Earning Assets
Cash and Cash Equivalents	14,047			19,107
Allowance for Loan Losses	(8,626)			(11,295)
Other Assets	67,355			62,067
Total Noninterest-Earning Assets	72,776			69,879
Total Assets	$1,145,711			$1,126,625
Liabilities and Stockholders' Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$425,649	$1,105	0.35%	$391,551	$1,040	0.35%
Other Time	421,353	2,543	0.80%	450,373	2,829	0.84%
Total Interest-Bearing Deposits	847,002	3,648	0.57%	841,924	3,869	0.61%
Other Interest-Bearing Liabilities
Other Borrowed Money	40,000	946	3.15%	40,000	888	2.96%
Subordinated Debentures	24,229	373	2.05%	24,229	387	2.13%
Total Other Interest-Bearing Liabilities	64,229	1,319	2.74%	64,229	1,275	2.65%
Total Interest-Bearing Liabilities	$911,231	$4,967	0.73%	$906,153	$5,144	0.76%
Noninterest-Bearing Liabilities and
Stockholders' Equity
Demand Deposits	127,692			116,804
Other Liabilities	4,877			9,895
Stockholders' Equity	101,911			93,773
Total Noninterest-Bearing Liabilities and Stockholders' Equity	234,480			220,472
Total Liabilities and Stockholders' Equity	$1,145,711			$1,126,625

Interest Rate Spread			3.37%			3.49%
Net Interest Income		$28,039			$28,547
Net Interest Margin			3.48%			3.60%

(1)

The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable equivalent adjustments totaling $69 and $57 for nine month periods ended September 30, 2015 and 2014, respectively, are included in tax-exempt interest on loans.

(2)

Taxable-equivalent adjustments totaling $24 and $30 for nine month periods ended September 30, 2015 and 2014, respectively, are included in tax-exempt interest on investment securities. The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

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

During the quarter ended September 30, 2015, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6 (Continued)

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

10.8 Employment Agreement, Dated April 27, 2012 Between Edward P. Loomis, Jr. and Colony Bankcorp, Inc

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

Colony Bankcorp, Inc.

/s/ Edward P. Loomis, Jr.
Date: November 2, 2015	Edward P. Loomis, Jr.,
President and Chief Executive Officer

/s/ Terry L. Hester
Date: November 2, 2015	Terry L. Hester,
Executive Vice President and Chief Financial Officer