Form 10-K
period 2015-12-31
COLONY BANKCORP INC
filed 2016-03-10
CIK 711669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 (Fee Required)

 For the Fiscal Year Ended December 31, 2015

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Nonaccelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes[ ] No [ X ]

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of June 30, 2015: $52,779,385 based on stock price of $8.56.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 8,439,258 shares of $1.00 par value common stock as of March 10, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Annual Report are incorporated by reference from the Registrant’s definitive Proxy Statement for the 2016 annual meeting of shareholders to be filed with Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report.

Part I

Item 1

Business

COLONY BANKCORP, INC.

General

Colony Bankcorp, Inc. (the “Company” or “Colony”) is a Georgia business corporation which was incorporated on November 8, 1982. The Company was organized for the purpose of operating as a bank holding company under the Federal Bank Holding Company Act of 1956, as amended, and the bank holding company laws of Georgia (Georgia Laws 1976, p. 168, et. seq.). On July 22, 1983, the Company, after obtaining the requisite regulatory approvals, acquired 100 percent of the issued and outstanding common stock of Colony Bank (formerly Colony Bank of Fitzgerald and The Bank of Fitzgerald), Fitzgerald, Georgia, through the merger of the Bank with a subsidiary of the Company which was created for the purpose of organizing the Bank into a one-bank holding company. Since that time, Colony Bank has operated as a wholly-owned subsidiary of the Company. Our business is conducted primarily through our wholly-owned subsidiary, which provides a broad range of banking services to its retail and commercial customers. The company headquarters are located at 115 South Grant Street, Fitzgerald, Georgia 31750, its telephone number is 229-426-6000 and its Internet address is http://www.colonybank.com. We operate twenty-nine domestic banking offices and one corporate operations office and, at December 31, 2015, we had approximately $1.17 billion in total assets, $758.64 million in total loans, $1.01 billion in total deposits and $95.46 million in stockholder’s equity. Deposits are insured, up to applicable limits, by the Federal Deposit Insurance Corporation.

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

Markets and Competition

The banking industry in general is highly competitive. Our market areas of central, south and coastal Georgia have experienced good economic and population growth the past several years. In contrast to our rural markets, in which we typically rank in the top three in terms of market share, in our larger markets, we face competitive pressures in attracting deposits and making loans from larger regional banks and smaller community banks, thrift institutions, credit unions, consumer finance companies, mortgage bankers, brokerage firms and insurance companies. The principal factors in competing for deposits and loans include interest rates, fee structures, range of products and services offered and convenience of office and ATM locations. The banking industry is also experiencing increased competition for deposits from less traditional sources such as money market and mutual funds. In addition, intense market demands, economic concerns, volatile interest rates and customer awareness of product and services have forced banks to be more competitive - often resulting in margin compression and a decrease in operating efficiency.

Correspondents

Colony Bank has correspondent relationships with the following banks: Federal Reserve Bank in Atlanta, Georgia; SunTrust Bank in Atlanta, Georgia; FTN Financial in Memphis, Tennessee, CenterState Bank in Lake Wales, Florida and Federal Home Loan Bank in Atlanta, Georgia. These correspondent relationships facilitate the transactions of business by means of loans, collections, investment services, lines of credit and exchange services, particularly in markets in which Colony Bank does not have a physical presence. As compensation for these services, the Bank maintains balances with its correspondents in noninterest-bearing accounts and pays some service charges.

Part I (Continued)

Item 1 (Continued)

Employees

On December 31, 2015, the Company had a total of 321 employees, 307 of which are full-time employees. We consider our relationship with our employees to be satisfactory.

The Company has a profit-sharing plan covering all employees subject to certain minimum age and service requirements. In addition, the Company maintains a comprehensive employee benefit program providing, among other benefits, hospitalization, major medical, life insurance and disability insurance. Management considers these benefits to be competitive with those offered by other financial institutions in our market area. Colony’s employees are not represented by any collective bargaining group.

SUPERVISION AND REGULATION

BANK HOLDING COMPANY REGULATION

General

As a bank holding company under federal and state law, we are subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (“Federal Reserve”). Our bank subsidiary, Colony Bank, is chartered in the State of Georgia and is subject to regulation, supervision and examination by the Georgia Department of Banking and Finance (the “Georgia Department”) and the Federal Deposit Insurance Corporation (“FDIC”). In addition, as discussed in more detail below, Colony Bank could be subject to regulation, supervision, and examination by the Consumer Financial Protection Bureau (“CFPB”). Supervision, regulation, and examination of the company and the Bank by the bank regulatory agencies are intended primarily for the protection of consumers, bank depositors and the Deposit Insurance Fund (“DIF”) of the FDIC, rather than holders of our capital stock.

This discussion is qualified in its entirety by reference to the particular statutory and regulatory provisions described below and is not intended to be an exhaustive description of the statutes or regulations applicable to the Company and the Bank’s business. Any change in laws, regulations, or supervisory actions, whether by the FDIC, the Federal Reserve, the Georgia Department, the CFPB, Congress or the Georgia legislature, could have a material adverse impact on the Company and the Bank.

We are also required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board, and Nasdaq. We have evaluated our controls, including compliance with the SEC rules on internal controls, and have and expect to continue to spend significant amounts of time and money on compliance with these rules. Our failure to comply with these internal control rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the values of our securities. The assessments of our financial reporting controls as of December 31, 2015 are included in this report under “Section 9A. Controls and Procedures.”

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

Part I (Continued)

Item 1 (Continued)

Recent Regulatory Developments-- The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

On July 21, 2010, President Obama signed into law the Dodd-Frank Act. The Dodd-Frank Act has and will continue to have a broad impact on the financial services industry, imposing significant regulatory and compliance changes, the imposition of increased capital, leverage and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector. Provisions of the Dodd-Frank Act that have affected or are likely to affect our operations or the operations of Colony Bank include:

●	Creation of the CFPB with centralized authority, including examination and enforcement authority, for consumer protection in the banking industry.

●

New prohibitions and restrictions on the ability of a banking entity to engage in proprietary trading for its own account and have certain interests in, or relationships with, certain unregistered hedge funds, private equity funds and commodity pools.

●	Application of new regulatory capital requirements, including changes to leverage and risk-based capital standards and changes to the components of permissible tiered capital.

●	Requirement that holding companies and their subsidiary banks be well capitalized and well managed in order to engage in activities permitted for financial holding companies.

●	Changes to the assessment base for deposit insurance premiums.

●	Permanently raising the FDIC’s standard maximum insurance amount to $250,000.

●	Repealed the prohibition on the payment of interest on demand deposits.

●

Restrictions on compensation, including a prohibition on incentive-based compensation arrangements that encourage inappropriate risk taking by covered financial institutions that are deemed to be excessive, or that may lead to material losses.

●	Requirement that sponsors of asset-backed securities retain a percentage of the credit risk underlying the securities.

●

Requirement that banking regulators remove references to and requirements of reliance upon credit ratings from their regulations and replace them with appropriate alternatives for evaluating creditworthiness.

Part I (Continued)

Item 1 (Continued)

While many of the requirements called for in the Dodd-Frank Act have been implemented, others will continue to be implemented over time. Given the extent of the changes brought about by the Dodd-Frank Act and the significant discretion afforded to federal regulators to implement those changes, we cannot fully predict the extent of the impact such requirements will have on our operations. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors.

The following items and information provided in subsequent sections provide a further description of certain relevant provisions of the Dodd-Frank Act and their potential impact on our operations and activities, both currently and prospectively.

Creation of New Governmental Authorities.  The Dodd-Frank Act created various new governmental authorities such as the CFPB, an independent regulatory authority housed within the Federal Reserve. The CFPB has broad authority to regulate the offering and provision of consumer financial products. The CFPB’s authority to supervise and examine depository institutions with $10 billion or less in assets, such as us, for compliance with federal consumer laws remains largely with those institutions’ primary regulators. However, the CFPB may participate in examinations of these smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. The CFPB also may participate in examinations of Colony Bank, which currently has assets of less than $10 billion, and could supervise and examine other direct or indirect subsidiaries that offer consumer financial products or services. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against certain institutions.

Corporate Governance.  The Dodd-Frank Act addresses many investor protection, corporate governance, and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd-Frank Act (1) grants shareholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) enhances independence requirements for Compensation Committee members; and (3) requires companies listed on national securities exchanges to adopt incentive-based compensation clawback policies for executive officers.

The Dodd-Frank Act requires the banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets, such as us and Colony Bank, that prohibit incentive compensation arrangements that the agencies determine encourage inappropriate risks by the institution. The banking agencies issued proposed rules in 2011 and previously issued guidance on sound incentive compensation policies, but have not yet finalized any rules. Neither we nor Colony Bank has any incentive compensation plans at this time.

Part I (Continued)

Item 1 (Continued)

Shareholder Say-On-Pay Votes. The Dodd-Frank Act requires public companies to take shareholders' votes on proposals addressing compensation (known as say-on-pay), the frequency of a say-on-pay vote, and the golden parachutes available to executives in connection with change-in-control transactions. Public companies must give shareholders the opportunity to vote on the compensation at least every three years and the opportunity to vote on frequency at least every six years, indicating whether the say-on-pay vote should be held annually, biennially, or triennially. The first say-on-pay vote occurred at our 2011 annual shareholders meeting. The say-on-pay, the say-on-parachute and the say-on-frequency votes are explicitly nonbinding and cannot override a decision of our board of directors.

Volcker Rule. In December 2013, the Federal Reserve and other regulators jointly issued final rules implementing requirements of a new Section 13 to the Bank Holding Company Act, commonly referred to as the “Volcker Rule.” The Volcker Rule generally prohibits us and our subsidiaries from (i) engaging in proprietary trading for our own account, and (ii) acquiring or retaining an ownership interest in or sponsoring a “covered fund,” all subject to certain exceptions. The Volcker Rule also specifies certain limited activities in which we and our subsidiaries may continue to engage. The regulators provided for a Volcker Rule conformance date of July 21, 2015. The Federal Reserve extended the conformance deadline to July 21, 2016 for certain legacy “covered funds” activities and investments in place before December 31, 2013 , and the Federal Reserve expressed its intention to grant the last available statutory extension for such covered funds activities until July 21, 2017.

Bank Holding Company Regulation

As a bank holding company, we are subject to supervision and regulation by the Federal Reserve under the BHCA. Bank holding companies generally are limited to the business of banking, managing or controlling banks, and other activities that the Federal Reserve determines to be so closely related to banking, or managing or controlling banks as to be a proper incident thereto. We are required to file with the Federal Reserve periodic reports and such other information as the Federal Reserve may request. Ongoing supervision is provided through regular examinations by the Federal Reserve and other means that allow the regulators to gauge management’s ability to identify, assess and control risk in all areas of operations in a safe and sound manner and to ensure compliance with laws and regulations. The Federal Reserve may also examine our non-bank subsidiaries.

Expansion and Activity Limitations. The BHCA permits acquisitions of banks by bank holding companies, such that we and any other bank holding company, whether located in Georgia or elsewhere, may acquire a bank located in any other state, subject to certain deposit-percentage, age of bank charter requirements, and other restrictions. Federal law also permits national and state-chartered banks to branch interstate through acquisitions of banks in other states, subject to certain requirements.

Part I (Continued)

Item 1 (Continued)

Subject to prior notice or Federal Reserve approval, under the BHCA, a bank holding company is generally permitted to engage in, or acquire direct or indirect control of more than 5 percent of the voting shares of, any company engaged in the following activities:

●	Banking or managing or controlling banks;

●	Furnishing services to or performing services for our subsidiaries; and

●	Any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking, including:

•	Factoring accounts receivable;

•	Making, acquiring, brokering or servicing loans and usual related activities;

•	Leasing personal or real property;

•	Operating a non-bank depository institution, such as a savings association;

•	Performing trust company functions;

•	Providing financial and investment advisory activities;

•	Conducting discount securities brokerage activities;

•	Underwriting and dealing in government obligations and money market instruments;

•	Providing specified management consulting and counseling activities;

•	Performing selected data processing services and support services;

•	Acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions;

•	Performing selected insurance underwriting activities;

•	Providing certain community development activities (such as making investments in projects designed primarily to promote community welfare); and

•	Issuing and selling money orders and similar consumer-type payment instruments.

Part I (Continued)

Item 1 (Continued)

Bank holding companies that elect and retain “financial holding company” status pursuant to the Gramm-Leach-Bliley Act of 1999 (“GLBA”) may engage in broader securities, insurance, merchant banking and other activities that are determined to be “financial in nature” or are incidental or complementary to activities that are financial in nature without prior Federal Reserve approval. Pursuant to the GLBA and the Dodd-Frank Act, in order to elect and retain financial holding company status, a bank holding company and all depository institution subsidiaries of that bank holding company must be well capitalized and well managed, and, except in limited circumstances, depository subsidiaries must be in satisfactory compliance with the Community Reinvestment Act (“CRA”), which requires banks to help meet the credit needs of the communities in which they operate. Failure to sustain compliance with these requirements or correct any non-compliance within a fixed time period could lead to the required divestiture of subsidiary banks or the termination of all activities that do not conform to those permissible for a bank holding company. The Company has not elected financial holding company status and neither Company nor the Bank has engaged in any activities determined by the Federal Reserve to be financial in nature or incidental or complementary to activities that are financial in nature.

Other Restrictions on the Company’s Activities

As contained in both federal and state banking laws and regulations, a wide range of requirements and restrictions apply to bank holding companies and their subsidiaries which:

●	Require periodic reports and such additional information as the Federal Reserve may require bank holding companies to meet or exceed minimum capital requirements;

●	Limit dividends payable to shareholders and restrict the ability of bank holding companies to obtain dividends or other distributions from their subsidiary banks;

●

Require a bank holding company to terminate an activity or terminate control of or liquidate or divest certain subsidiaries, affiliates or investments if the Federal Reserve believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any bank subsidiary;

●

Require the prior approval for changes in senior executive officer or directors and prohibit golden parachute payments, including change in control agreements, or new employment agreements with such payment terms, which are contingent upon termination when a bank holding company is deemed to be in troubled condition;

●

Regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt and require prior approval to purchase or redeem securities in certain situations; and

●	Require prior approval of acquisitions and mergers with other banks or bank holding companies and consider certain competitive, management, financial, and compliance concerns.

Part I (Continued)

Item 1 (Continued)

Source of Strength

Federal Reserve policy requires a bank holding company to act as a source of financial and managerial strength and to support its bank subsidiary in situations where additional investments in a troubled bank may not otherwise be warranted. The holding company could be required to guarantee the capital plan of the Bank if it becomes undercapitalized for purposes of banking regulations. Any capital loans by a bank holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. The BHCA provides that, in the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to priority of payment. Notably, the Dodd-Frank Act has codified the Federal Reserve’s “source of strength” doctrine. In addition, the Dodd-Frank Act’s new provisions authorize the Federal Reserve to require a company that directly or indirectly controls a bank to submit reports that are designed both to assess the ability of such company to comply with its “source of strength” obligations and to enforce the company’s compliance with these obligations.

Change in Control

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

Capital Adequacy Requirements

We and Colony Bank were required to comply with higher minimum capital requirements as of January 1, 2015. These new rules (“Revised Capital Rules”) implement the Dodd-Frank Act and a separate international regulatory regime known as “Basel III” (which is discussed below). Prior to January 1, 2015, we and Colony Bank were subject to risk-based capital guidelines issued by the Federal Reserve and the FDIC for bank holding companies and state non-member banks, respectively. The risk-based capital guidelines that applied to us and Colony Bank through December 31, 2014 were based upon the 1988 capital accord of the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the U.S. federal banking agencies on an interagency basis.

The following is a brief description of the relevant provisions of the Revised Capital Rules and their impact on our capital levels. Among other things, the Revised Capital Rules (i) introduced a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specified that Tier 1 Capital consist of CET1 and “Additional Tier 1 Capital” instruments meeting certain requirements, (iii) defined CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expanded the scope of the deductions/adjustments from capital as compared to existing regulation that apply to us and other banking organizations.

Part I (Continued)

Item 1 (Continued)

New Minimum Capital Requirements. The Revised Capital Rules required the following initial minimum capital ratios as of January 1, 2015:

●	4.5% CET1 to risk-weighted assets
●	6.0% Tier 1 capital to risk-weighted assets
●	8.0% Total capital to risk-weighted assets
●	4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the "leverage ratio")

Capital Conservation Buffer.  The Revised Capital Rules also introduced a new “capital conservation buffer,” composed entirely of CET1, on top of the minimum risk-weighted asset ratios, which is designed to absorb losses during periods of economic stress. Banking organizations with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of this difference.

When fully phased in on January 1, 2019, the Revised Capital Rules will require us and Colony Bank to maintain (i) a minimum ratio of CET1 to risk-weighted assets of 7% (4.5% attributable to CET1 plus the 2.5% capital conservation buffer); (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 8.5% (6.0% attributable to Tier 1 capital plus the 2.5% capital conservation buffer), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 10.5% (8.0% attributable to Total capital plus the 2.5% capital conservation buffer) and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets (as compared to a current minimum leverage ratio of 3% for banking organizations that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority's risk-adjusted measure for market risk).

Regulatory Deductions.  The Revised Capital Rules provide for a number of deductions from and adjustments to CET1, including the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a three-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter until fully phased-in at January 1, 2018).

Under the Revised Capital Rules, the effects of certain accumulated other comprehensive items (except gains and losses on cash flow hedges where the hedged item is not recognized on a banking organization’s balance sheet at fair value) are not excluded; however, certain banking organizations, including us and Colony Bank, may make a one-time permanent election to continue to exclude these items. We and Colony Bank each made this election as of January 1, 2015. The Revised Capital Rules also preclude counting certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank or thrift holding companies. However, for bank or thrift holding companies that had assets of less than $15 billion as of December 31, 2009 like us, trust preferred securities issued prior to May 19, 2010 can be treated as Tier 1 capital to the extent that they do not exceed 25% of Tier 1 capital after applying all capital deductions and adjustments.

Management believes, at December 31, 2015, that we and Colony Bank meet all capital adequacy requirements under the Revised Capital Rules on a fully phased-in basis if such requirements were currently effective.

Part I (Continued)

Item 1 (Continued)

Dividends

The Company is a legal entity separate and distinct from the Bank. The principal source of the Company’s cash flow, including cash flow to pay dividends to its stockholders, is dividends that the Bank pays to it. A variety of federal and state laws and regulations affect the ability of the Bank and the Company to pay dividends. For example, Georgia law requires prior approval for a bank to pay dividends where the aggregate amount of dividends to be declared or anticipated to be declared during the current calendar year exceeds 50 percent of its net after-tax profits before dividends for the previous calendar year. A depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. The federal banking agencies may prevent the payment of a dividend if they determine that the payment would be an unsafe and unsound banking practice. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. Under a Federal Reserve policy adopted in 2009, the board of directors of a bank holding company must consider different factors to ensure that its dividend level is prudent relative to maintaining a strong financial position, and is not based on overly optimistic earnings scenarios, such as potential events that could affect its ability to pay, while still maintaining a strong financial position. As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should consult with the Federal Reserve and eliminate, defer or significantly reduce the bank holding company’s dividends if:

●	Its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends;

●	Its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; or

●	It will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

Neither the Company nor Colony Bank can give assurances that it will receive all required regulatory approvals to pay dividends. Subject to these regulatory restrictions, future cash dividends by the Company and the Bank will depend upon management’s assessment of future capital requirements, contractual restrictions and other factors.

Colony Bank received regulatory approvals in 2014 to pay a dividend of $12 million to the Company, the proceeds of which were used in 2014 to pay Preferred Stock dividends and interest due on the Company’s junior subordinated debentures. The Bank was also granted approval to pay total dividend payments of $10 million to the Company during 2015, and the Company used these proceeds to redeem $9,979 million of Preferred Stock during 2015.

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

FDICIA and Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, requires the federal bank regulatory agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five regulatory capital tiers: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”. A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. The FDICIA imposes progressively more restrictive restraints on operations, management and capital distributions, depending on the category in which an institution is classified.

All of the federal bank regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels for federally insured depository institutions. Notably, the Revised Capital Rule updated the prompt corrective action framework to correspond to the rule’s new minimum capital thresholds, which took effect on January 1, 2015. Under this new framework, (i) a well-capitalized insured depository institution is one having a total risk-based capital ratio of 10 percent or greater, a Tier 1 risk-based capital ratio of 8 percent or greater, a CET1 capital ratio of 6.5 percent or greater, a leverage capital ratio of 5 percent or greater and that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure; (ii) an adequately-capitalized depository institution is one having a total risk based capital ratio of 8 percent or more, a Tier 1 capital ratio of 6 percent or more, a CET1 capital ratio of 4.5 percent or more, and a leverage ratio of 4 percent or more; (iii) an undercapitalized depository institution is one having a total capital ratio of less than 8 percent, a Tier 1 capital ratio of less than 6 percent, a CET1 capital ratio of less than 4.5 percent, or a leverage ratio of less than 4 percent; and (iv) a significantly undercapitalized institution is one having a total risk-based capital ratio of less than 6 percent, a Tier 1 capital ratio of less than 4 percent, a CET1 ratio of less than 3 percent or a leverage capital ratio of less than 3 percent. The Revised Capital Rules retain the 2 percent threshold for critically undercapitalized institutions, but make certain changes to the framework for calculating an institution’s ratio of tangible equity to total assets.

Part I (Continued)

Item 1 (Continued)

As of December 31, 2015, Colony Bank was considered “well capitalized,” and the consolidated capital ratios of the Company were as follows:

	December 31, 2015
	Amount	Percent
Leverage Ratio
Actual	$123,344	10.69%
Well-Capitalized Requirement	57,687	5.00
Minimum Required (1)	46,149	4.00
Risk Based Capital:
Tier 1 Capital
Actual	123,344	15.51
Well-Capitalized Requirement	63,602	8.00
Minimum Required (1)	47,702	6.00
Common Equity Tier 1 Capital
Actual	81,823	10.29
Well-Capitalized Requirement	51,677	6.50
Minimum Required (1)	35,776	4.50
Total Capital
Actual	131,948	16.60
Well-Capitalized Requirement	79,503	10.00
Minimum Required (1)	63,602	8.00

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

FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit a capital restoration plan for approval within 90 days of becoming undercapitalized. For a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of 5% of the depository institution’s total assets at the time it became undercapitalized and the amount necessary to bring the institution into compliance with applicable capital standards. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. If the controlling holding company fails to fulfill its obligations under FDICIA and files (or has filed against it) a petition under the federal Bankruptcy Code, the claim for such liability would be entitled to a priority in such bankruptcy proceeding over third party creditors of the bank holding company. In addition, an undercapitalized institution is subject to increased monitoring and asset growth restrictions and is required to obtain prior regulatory approval for acquisitions, new lines of business, and branching. Such an institution also is barred from soliciting, taking or rolling over brokered deposits.

Part I (Continued)

Item 1 (Continued)

Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator within 90 days of becoming significantly undercapitalized, except under limited circumstances. Because our company and Colony Bank exceed applicable capital requirements, the respective managements of our company and Colony Bank do not believe that the provisions of FDICIA have had any material effect on our company and Colony Bank or our respective operations.

FDICIA also contains a variety of other provisions that may affect the operations of our company and Colony Bank, including reporting requirements, regulatory standards for real estate lending, “truth in savings” provisions, the requirement that a depository institution give 90 days’ prior notice to customers and regulatory authorities before closing any branch, and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized, or are adequately capitalized and have not received a waiver from the FDIC. Colony Bank was well capitalized at December 31, 2015, and brokered deposits are not restricted.

Standards for Safety and Soundness

The Federal Deposit Insurance Act requires the federal bank regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (1) internal controls; (2) information systems and audit systems; (3) loan documentation; (4) credit underwriting; (5) interest rate risk exposure; and (6) asset quality.

The agencies also must prescribe standards for asset quality, earnings, and stock valuation, as well as standards for compensation, fees and benefits. The federal banking agencies have adopted regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement these required standards. These guidelines set forth the safety and soundness standards used to identify and address problems at insured depository institutions before capital becomes impaired. Under the regulations, if a regulator determines that a bank fails to meet any standards prescribed by the guidelines, the regulator may require the bank to submit an acceptable plan to achieve compliance, consistent with deadlines for the submission and review of such safety and soundness compliance plans.

Part I (Continued)

Item 1 (Continued)

The federal and Georgia regulatory structures give the bank regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. If, as a result of an examination, the Georgia Department or the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the Georgia Department and the FDIC, and separately the FDIC as insurer of the Bank’s deposits, have residual authority to:

●	Require affirmative action to correct any conditions resulting from any violation or practice;

●

Direct an increase in capital and the maintenance of higher specific minimum capital ratios, which may preclude the Bank from being deemed well capitalized and restrict its ability to accept certain brokered deposits;

●	Restrict the Bank’s growth geographically, by products and services, or by mergers and acquisitions, including bidding in FDIC receiverships for failed banks;

●

Enter into or issue informal or formal enforcement actions, including required Board resolutions, memoranda of understanding, written agreements and consent or cease and desist orders or prompt corrective action orders to take corrective action and cease unsafe and unsound practices;

●	Require prior approval of senior executive officer or director changes; remove officers and directors and assess civil monetary penalties; and

●	Terminate FDIC insurance, revoke the charter and/or take possession of and close and liquidate the Bank or appoint the FDIC as receiver.

FDIC Insurance Assessments

Colony Bank’s deposits are insured by the FDIC’s DIF, and Colony Bank is subject to FDIC assessments for its deposit insurance, as well as assessments by the FDIC to pay interest on Financing Corporation (“FICO”) bonds.

Effective April 1, 2011, the FDIC began calculating assessments based on an institution’s average consolidated total assets less its average tangible equity in accordance with changes mandated by the Dodd-Frank Act. The FDIC also established a new assessment rate schedule, as well as alternative rate schedules that become effective when the DIF reserve ratio reaches certain levels. In determining the deposit insurance assessments to be paid by insured depository institutions, the FDIC generally assigns institutions to one of four risk categories based on supervisory ratings and capital ratios.

The Dodd-Frank Act also increased the minimum designated reserve ratio of the DIF from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminated the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. Under proposed rules set forth by the FDIC in October 2015, banks with at least $10 billion in assets would pay a surcharge to enable the reserve ratio to reach 1.35 percent. In addition, the FDIC collects FICO deposit assessments, which are calculated off of the assessment base described above.

Part I (Continued)

Item 1 (Continued)

The Bank’s FDIC insurance expense totaled $899 thousand for 2015. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures or if the FDIC otherwise determines, we may be required to pay even higher FDIC premiums. Any future increases in FDIC insurance premiums may have a material and adverse effect on our earnings and could have a material adverse effect on the value of, or market for, our common stock.

Other Regulations

Anti-Money Laundering. The International Money Laundering Abatement and Anti-Terrorism Funding Act of 2001 specifies “know your customer” requirements that obligate financial institutions to take actions to verify the identity of the account holders in connection with opening an account at any U.S. financial institution. Banking regulators will consider compliance with the Act’s money laundering provisions in acting upon acquisition and merger proposals. Sanctions for violations of the Act can be imposed in an amount equal to twice the sum involved in the violating transaction, up to $1 million.

Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (“USA PATRIOT”) Act of 2001, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers.

The USA PATRIOT Act requires financial institutions to establish anti-money laundering programs with minimum standards that include:

●	The development of internal policies, procedures, and controls;
●	The designation of a compliance officer;
●	An ongoing employee training program; and
●	An independent audit function to test the programs.

Bank regulators routinely examine institutions for compliance with these anti-money laundering obligations and recently have been active in imposing “cease and desist” and other regulatory orders and money penalty sanctions against institutions found to be in violation of these requirements. In addition, the Financial Crimes Enforcement Network has proposed new regulations that would require financial institutions to obtain beneficial ownership information for certain accounts, however, it has yet to establish final regulations on this topic.

Economic Sanctions. The Office of Foreign Assets Control (“OFAC”) is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and acts of Congress. OFAC publishes, and routinely updates, lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, including the Specially Designated Nationals and Blocked Persons List. If we find a name on any transaction, account or wire transfer that is on an OFAC list, we must undertake certain specified activities, which could include blocking or freezing the account or transaction requested, and we must notify the appropriate authorities.

Part I (Continued)

Item 1 (Continued)

Transactions with Related Parties. We are a legal entity separate and distinct from Colony Bank and our other subsidiaries. Various legal limitations restrict our banking subsidiary from lending or otherwise supplying funds to us or our non-bank subsidiaries. We and our banking subsidiary are subject to Section 23A of the Federal Reserve Act and the corresponding provisions of Federal Reserve Regulation W thereunder. Section 23A defines “covered transactions” to include, among other types of transactions, extensions of credit, and limits a bank’s covered transactions with any of its “affiliates” to 10% of such bank’s capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and banks and their operating subsidiaries are prohibited from purchasing low-quality assets from the bank’s affiliates. Finally, Section 23A requires that all of a bank’s extensions of credit to its affiliates be appropriately secured by acceptable collateral, generally United States government or agency securities.

We and our bank subsidiary also are subject to Section 23B of the Federal Reserve Act and the corresponding provisions of Federal Reserve Regulation W thereunder, which generally require covered transactions and certain other transactions between a bank and its affiliates to be on terms, including credit standards, that are substantially the same, or at least as favorable to, the bank as those prevailing at the time for similar transactions with unaffiliated companies.

The Dodd-Frank Act generally enhances the restrictions on banks’ transactions with affiliates under Sections 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered credit transactions must be satisfied. Specifically, Section 608 of the Dodd-Frank Act broadens the definition of “covered transactions” to include derivative transactions and the borrowing or lending of securities if the transaction will cause a bank to have credit exposure to an affiliate. The revised definition also includes the acceptance of debt obligations of an affiliate as collateral for a loan or extension of credit to a third party. Furthermore, reverse repurchase transactions will be viewed as extensions of credit (instead of asset purchases) and thus become subject to collateral requirements. These expanded definitions took effect on July 21, 2012. The ability of the Federal Reserve to grant exemptions from these restrictions is also narrowed by the Dodd-Frank Act, including with respect to the requirement for the OCC, FDIC and Federal Reserve to coordinate with one another.

Concentrations in Lending. During 2006, the federal bank regulatory agencies released guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) and advised financial institutions of the risks posed by commercial real estate (“CRE”) lending concentrations. The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. Higher allowances for loan losses and capital levels may also be required. The Guidance is triggered when CRE loan concentrations exceed either:

●	Total reported loans for construction, land development, and other land of 100 percent or more of a bank’s total risk based capital; or

●

Total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land of 300 percent or more of a bank’s total risk based capital.

The Guidance also applies when a bank has a sharp increase in CRE loans or has significant concentrations of CRE secured by a particular property type.

Part I (Continued)

Item 1 (Continued)

Community Reinvestment Act. We and our banking subsidiary are subject to the provisions of the Community Reinvestment Act (“CRA”) and related federal bank regulatory agencies’ regulations. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with their safe and sound operation, to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods. The CRA requires a depository institution’s primary federal regulator, in connection with its examination of the institution, to assess the institution’s record of assessing and meeting the credit needs of the communities served by that institution, including low- and moderate-income neighborhoods. The bank regulatory agency’s assessment of the institution’s record is made available to the public. Further, such assessment is required of any institution which has applied to: (i) charter a national bank; (ii) obtain deposit insurance coverage for a newly-chartered institution; (iii) establish a new branch office that accepts deposits; (iv) relocate an office; (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution, or (vi) expand other activities, including engaging in financial services activities authorized by the GLBA. A less than satisfactory CRA rating will slow, if not preclude, expansion of banking activities and prevent a company from becoming or remaining a financial holding company.

Following the enactment of the GLBA, CRA agreements with private parties must be disclosed and annual CRA reports must be made to a bank’s primary federal regulator. A bank holding company will not be permitted to become or remain a financial holding company and no new activities authorized under GLBA may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a “satisfactory” CRA rating in its latest CRA examination. Federal CRA regulations require, among other things, that evidence of discrimination against applicants on a prohibited basis, and illegal or abusive lending practices be considered in the CRA evaluation.

Privacy and Data Security.  The GLBA generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to consumers annually. Financial institutions, however, will be required to comply with state law if it is more protective of consumer privacy than the GLBA. The GLBA also directed federal regulators, including the FDIC and the OCC, to prescribe standards for the security of consumer information. Colony Bank is subject to such standards, as well as standards for notifying customers in the event of a security breach. Under federal law, Colony Bank must disclose its privacy policy to consumers, permit customers to opt out of having nonpublic customer information disclosed to third parties in certain circumstances, and allow customers to opt out of receiving marketing solicitations based on information about the customer received from another subsidiary. States may adopt more extensive privacy protections. We are similarly required to have an information security program to safeguard the confidentiality and security of customer information and to ensure proper disposal. Customers must be notified when unauthorized disclosure involves sensitive customer information that may be misused.

Consumer Regulation.  The Bank must comply with numerous federal and state anti-money laundering and consumer protection and privacy statutes and implementing regulations, including the USA Patriot Act of 2001, GLBA, the Bank Secrecy Act, the Foreign Account Tax Compliance Act (effective 2013), the CRA, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act, and various federal and state privacy protection laws. Noncompliance with these laws could subject the Bank to lawsuits and could also result in administrative penalties, including, fines and reimbursements. The Bank and the Company are also subject to federal and state laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition.

Part I (Continued)

Item 1 (Continued)

Activities of Colony Bank are subject to a variety of statutes and regulations designed to protect consumers. These laws and regulations mandate certain disclosure and reporting requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, servicing, collecting, and foreclosure of loans, and providing other services. Failure to comply with these laws and regulations can subject the Bank to various penalties, including but not limited to enforcement actions, injunctions, fines or criminal penalties, punitive damages to consumers, and the loss of certain contractual rights.

These laws and regulations include, among numerous other things, provisions that:

●	Limit the interest and other charges collected or contracted for by Colony Bank, including new rules respecting the terms of credit cards and of debit card overdrafts;

●	Govern Colony Bank’s disclosures of credit terms to consumer borrowers;

●	Require Colony Bank to provide information to enable the public and public officials to determine whether it is fulfilling its obligation to help meet the housing needs of the community it serves;

●	Prohibit Colony Bank from discriminating on the basis of race, creed or other prohibited factors when it makes decisions to extend credit;

●	Govern the manner in which Colony Bank may collect consumer debts; and

●	Prohibit unfair, deceptive or abusive acts or practices in the provision of consumer financial products and services.

Mortgage-Related Reforms. The CFPB adopted a rule that implements the ability-to-repay and qualified mortgage provisions of the Dodd-Frank Act (the “ATR/QM rule”), which took effect on January 10, 2014, and has impacted our residential mortgage lending practices, and the residential mortgage market generally. The ATR/QM rule requires lenders to consider, among other things, income, employment status, assets, payment amounts, and credit history before approving a mortgage, and provides a compliance “safe harbor” for lenders that issue certain “qualified mortgages.” The ATR/QM rule defines a “qualified mortgage” to have certain specified characteristics, and generally prohibit loans with negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years from being qualified mortgages. The rule also establishes general underwriting criteria for qualified mortgages, including that monthly payments be calculated based on the highest payment that will apply in the first five years of the loan and that the borrower have a total debt-to-income ratio that is less than or equal to 43 percent. While “qualified mortgages” will generally be afforded safe harbor status, a rebuttable presumption of compliance with the ability-to-repay requirements will attach to “qualified mortgages” that are “higher priced mortgages” (which are generally subprime loans). In particular, it will prevent banks from making “no doc” and “low doc” home loans, as the rules require that banks determine a consumer’s ability to pay based in part on verified and documented information. Because we do not originate “no doc” or “low doc” loans, we do not believe this regulation will have a significant effect on our operations.

Part I (Continued)

Item 1 (Continued)

In addition, under rules that became effective December 24, 2015, the securitizer of asset-backed securities must retain not less than 5 percent of the credit risk of the assets collateralizing the asset-backed securities, unless subject to an exemption for asset-backed securities that are collateralized exclusively by residential mortgages that qualify as “qualified residential mortgages.” These definitions are expected to significantly shape the parameters for the majority of consumer mortgage lending in the U.S.

Reflecting the CFPB's focus on the residential mortgage lending market, the CFPB has also issued rules to implement requirements of the Dodd-Frank Act pertaining to mortgage loan origination (including with respect to loan originator compensation and loan originator qualifications) and has finalized integrated mortgage disclosure rules that replace and combine certain requirements under the Truth in Lending Act and the Real Estate Settlement Procedures Act. In addition, the CFPB has issued rules that require servicers to comply with new standards and practices with regard to: error correction; information disclosure; force-placement of insurance; information management policies and procedures; requiring information about mortgage loss mitigation options be provided to delinquent borrowers; providing delinquent borrowers access to servicer personnel with continuity of contact about the borrower’s mortgage loan account; and evaluating borrowers’ applications for available loss mitigation options. These rules also address initial rate adjustment notices for adjustable-rate mortgages (ARMs), periodic statements for residential mortgage loans, and prompt crediting of mortgage payments and response to requests for payoff amounts. The CFPB has indicated that it expects to issue additional mortgage-related rules in the future.

It is anticipated that the CFPB will engage in numerous other rulemakings in the near term that may impact our business, as the CFPB has indicated that, in addition to specific statutory mandates, it is working on a wide range of initiatives to address issues in markets for consumer financial products and services. The CFPB has also undertaken an effort to “streamline” consumer regulations and has established a database to collect, track and make public consumer complaints, including complaints against individual financial institutions.

The CFPB also has broad authority to prohibit unfair, deceptive and abusive acts and practices (“UDAAP”) and to investigate and penalize financial institutions that violate this prohibition. While the statutory language of the Dodd-Frank Act sets forth the standards for acts and practices that violate this prohibition, certain aspects of these standards are untested, which has created some uncertainty regarding how the CFPB will exercise this authority. The CFPB has, however, begun to bring enforcement actions against certain financial institutions for UDAAP violations and issued some guidance on the topic, which provides insight into the agency’s expectations regarding these standards. Among other things, CFPB guidance and its UDAAP-related enforcement actions have emphasized that management of third-party service providers is essential to effective UDAAP compliance and that the CFPB is particularly focused on marketing and sales practices.

Part I (Continued)

Item 1 (Continued)

Significant recent CFPB developments that may affect the Bank’s operations and compliance costs include:

●

The issuance of final rules for residential mortgage lending, which became effective January 10, 2014, including definitions for “qualified mortgages” and detailed standards by which lenders must satisfy themselves of the borrower’s ability to repay the loan and revised forms of disclosure under the Truth in Lending Act and the Real Estate Settlement Procedures Act;

●	The issuance of a policy report on arbitration clauses which could result in the restriction or prohibition of lenders including arbitration clauses in consumer financial services contracts;

●	Actions taken to regulate and supervise credit bureaus and debt collections; and

●

Positions taken by the CFPB on fair lending, including applying the disparate impact theory in auto financing, which could make it harder for lenders to charge different rates or apply different terms to loans to different customers.

We cannot fully predict the effect that being regulated by a new, additional regulatory authority focused on consumer financial protection, or any new implementing regulations or revisions to existing regulations that may result from the establishment of this new authority, will have on our businesses.

The deposit operations of Colony Bank are also subject to laws and regulations that:

●	Require Colony Bank to adequately disclose the interest rates and other terms of consumer deposit accounts;

●	Impose a duty on Colony Bank to maintain the confidentiality of consumer financial records and prescribe procedures for complying with administrative subpoenas of financial records;

●	Require escheatment of unclaimed funds to the appropriate state agencies after the passage of certain statutory time frames; and

●

Govern automatic deposits to and withdrawals from deposit accounts with Colony Bank and the rights and liabilities of customers who use automated teller machines, or ATMs, and other electronic banking services. Beginning in July 2010, new rules took effect that limited Colony Bank’s ability to charge fees for the payment of overdrafts for every day debit and ATM card transactions.

Non-Discrimination Policies. Colony Bank is also subject to, among other things, the provisions of the Equal Credit Opportunity Act (the “ECOA”) and the Fair Housing Act (the “FHA”), both of which prohibit discrimination based on race or color, religion, national origin, sex, and familial status in any aspect of a consumer or commercial credit or residential real estate transaction. The Department of Justice (the “DOJ”), and the federal bank regulatory agencies have issued an Interagency Policy Statement on Discrimination in Lending that provides guidance to financial institutions in determining whether discrimination exists, how the agencies will respond to lending discrimination, and what steps lenders might take to prevent discriminatory lending practices. The DOJ has increased its efforts to prosecute what it regards as violations of the ECOA and FHA.

Part I (Continued)

Item 1 (Continued)

Enforcement Authority. Colony Bank and its “institution-affiliated parties,” including management, employees, agents, independent contractors and consultants, such as attorneys and accountants and others who participate in the conduct of the institution’s affairs, are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency. Violations can include failure to timely file required reports, filing false or misleading information or submitting inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations, and criminal penalties for some financial institution crimes may include imprisonment for 20 years. Regulators have flexibility to commence enforcement actions against institutions and institution-affiliated parties, and the FDIC has the authority to terminate deposit insurance. When issued by a banking agency, cease-and-desist orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions determined to be appropriate by the ordering agency. The federal banking agencies also may remove a director or officer from an insured depository institution (or bar them from the industry) if a violation is willful or reckless.

Evolving Legislation and Regulatory Action. Proposals for new statutes and regulations are frequently circulated at both the federal and state levels, and may include wide-ranging changes to the structures, regulations and competitive relationships of financial institutions. We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, financial condition or results of operations.

Other Regulatory Matters. We and our subsidiaries are subject to oversight by the SEC, the Financial Industry Regulatory Authority (“FINRA”), the Public Company Accounting Oversight Board (“PCAOB”), Nasdaq and various state securities regulators. We and our subsidiaries have from time to time received requests for information from regulatory authorities in various states, including state attorneys general, securities regulators and other regulatory authorities, concerning our business practices. Such requests are considered incidental to the normal conduct of business.

Iran Sanctions Related Disclosure

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) to the Securities Exchange Act of 1934, as amended, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities during the period covered by this Annual Report on Form 10-K. Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us. We do not believe we and our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during fiscal year 2015.

Part I (Continued)

Item 1A

Risk Factors

Strong competition and changing banking environment may limit growth and profitability.

Competition in the banking and financial services industry is intense. We compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms operating locally and elsewhere, and non-traditional financial institutions, including non-depository financial services providers. Many of these competitors (whether regional or national institutions) have substantially greater resources and lending limits than we have and may offer certain services that we do not or cannot provide. Additionally, non-traditional financial institutions may not have the same regulatory requirements or burdens as we do even while playing a rapidly increasing role in the financial services industry including providing services previously limited to commercial banks, which could ultimately limit our growth, profitability and shareholder value. Our profitability depends upon our ability to successfully compete in our market areas and adapt to the ever changing banking environment.

Any future economic downturn could have a material adverse effect on our capital, financial condition, results of operations, and future growth.

Our management continually monitors market conditions and economic factors throughout our footprint. While recent economic data suggest that overall economic conditions have improved, as supported by our improved credit trends, we cannot make any assurance that these economic conditions - both nationally and in our principal markets - will not worsen in the future. If these conditions were to worsen, then we could see a sharp increase in our total net charge-offs and also be required to significantly increase our allowance for loan losses. Furthermore, the demand for loans and our other products and services could decline. Any future increase in our non-performing assets and related increases in our provision for loan losses, coupled with a potential decrease in the demand for loans and our other products and services, could negatively affect our business and could have a material adverse effect on our capital, financial condition, results of operations and future growth.

Our business may be adversely affected by downturns in our national and local economies.

Our operations are significantly affected by national and local economic conditions. Substantially all of our loans are to businesses and individuals in Georgia. All of our branches and most of our deposit customers are also located in this area. A decline in the economies in which we operate could have a material adverse effect on our business, financial condition and results of operations.

Part I (Continued)

Item 1A (Continued)

A deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a material adverse effect on our business, financial condition and results of operations:

●	Demand for our loans, deposits and services may decline;

●	Loan delinquencies, problem assets and foreclosures may increase;

●	Weak economic conditions may continue to limit the demand for loans by creditworthy borrowers, limiting our capacity to leverage our retail deposits and maintain our net interest income;

●	Collateral for our loans may decline further in value; and

●	The amount of our low-cost or non-interest bearing deposits may decrease.

Changes in interest rates could adversely affect our results of operations and financial condition.

Our results of operations and financial condition are significantly affected by changes in interest rates. Our results of operations depend substantially on our net interest income, which is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings. Because our interest-bearing liabilities generally reprice or mature more quickly than our interest-earning assets, a sustained increase in interest rates generally would tend to reduce our interest income.

Changes in interest rates may also affect the average life of loans and mortgage-related securities. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable-rate loans. Also, increases in interest rates may extend the life of fixed-rate assets, which would restrict our ability to reinvest in higher yielding alternatives, and may result in customers withdrawing certificates of deposit early so long as the early withdrawal penalty is less than the interest they could receive on a new investment.

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2015, the fair value of our portfolio of investment securities, mortgage-backed securities and collateralized mortgage obligations totaled $296,149,299. Net unrealized losses on these securities totaled $6,718,713 at December 31, 2015.

Additionally, 0.84% of our one- to four-family loan portfolio is comprised of adjustable-rate loans. Any rise in market interest rates may result in increased payments for borrowers who have adjustable-rate mortgage loans, which would increase the possibility of default.

Part I (Continued)

Item 1A (Continued)

Our allowance for loan losses may not cover actual losses, and we may be required to materially increase our allowance, which may adversely affect our capital, financial condition and results of operations.

We derive the most significant portion of our revenues from our lending activities. When we lend money, commit to lend money or enter into a letter of credit or other contract with a counterparty, we incur credit risk, which is the risk of losses if our borrowers do not repay their loans or our counterparties fail to perform according to the terms of their contracts. We estimate and maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expenses, which represents management's best estimate of probable credit losses that have been incurred within the existing portfolio of loans, as described under [Note 5 of Notes to Consolidated Financial Statements in this Report and under “Allowance for Loan Losses” under “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Report.]

The allowance, in the judgment of management, is established to reserve for estimated loan losses and risks inherent in the loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, risk ratings, and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.

Because the risk rating of the loans is dependent on some subjective information and subject to changes in the borrower's credit risk profile, evolving local market conditions and other factors, it can be difficult for us to predict the effects that those factors will have on the classifications assigned to the loan portfolio, and thus difficult to anticipate the velocity or volume of the migration of loans through the classification process and effect on the level of the allowance for loan losses. An increase in the allowance for loan losses would result in a decrease in net income and capital, and could have a material adverse effect on our capital, financial condition and results of operations. Accordingly, we monitor our credit quality and our reserve requirements and use that as a basis for capital planning and other purposes. [See “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital and Liquidity” of this Report for further information.]

Part I (Continued)

Item 1A (Continued)

Our commercial real estate, real estate construction, and commercial business loans increase our exposure to credit risks.

Over the last several years, we have increased our non-residential lending in order to improve the yield and reduce the average duration of our assets. At December 31, 2015, our portfolio of commercial real estate, real estate construction, and commercial business loans totaled $443,563,618, or 58.47% of total loans, compared to $445,670,765, or 59.73% of total loans at December 31, 2014. At December 31, 2015, the amount of nonperforming commercial real estate, real estate construction, and commercial business loans was $9,785,000, or 67.88% of total nonperforming loans. These loans may expose us to a greater risk of non-payment and loss than residential real estate loans because, in the case of commercial loans, repayment often depends on the successful operation and earnings of the borrower's businesses and, in the case of consumer loans, the applicable collateral is subject to rapid depreciation. Additionally, commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. If loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest due on the loan, which could cause us to increase our provision for loan losses and adversely affect our financial condition and operating results.

We hold certain intangible assets that in the future could be classified as either partially or fully impaired, which would reduce our earnings and the book values of these assets.

Pursuant to applicable accounting requirements, we are required to periodically test our goodwill and core deposit intangible assets for impairment. The impairment testing process considers a variety of factors, including the current market price of our common shares, the estimated net present value of our assets and liabilities and information concerning the terminal valuation of similarly situated insured depository institutions. Future impairment testing may result in a partial or full impairment of the value of our goodwill or core deposit intangible assets, or both. If an impairment determination is made in a future reporting period, our earnings and the book value of these intangible assets will be reduced by the amount of the impairment.

Part I (Continued)

Item 1A (Continued)

Acquisitions could disrupt our business and adversely affect our operating results.

To the extent that we grow through acquisitions, we may not be able to adequately or profitably manage this growth. In addition, such acquisitions may involve the issuance of securities, which may have a dilutive effect on earnings per share. Acquiring banks, bank branches or businesses involves risks commonly associated with acquisitions, including:

●	Potential exposure to unknown or contingent liabilities we acquire;

●	Exposure to potential asset quality problems of the acquired financial institutions, businesses or branches;

●	Difficulty and expense of integrating the operations and personnel of financial institutions, businesses or branches we acquire;

●	Higher than expected deposit attrition;

●	Potential diversion of our management’s time and attention;

●	The possible loss of key employees and customers of financial institutions, businesses or branches we acquire;

●	Difficulty in safely investing any cash generated by the acquisition;

●	Inability to utilize potential tax benefits from such transactions;

●	Difficulty in estimating the fair value of the financial institutions, businesses or branches to be acquired which affects the profits we generate from the acquisitions; and

●	Potential changes in banking or tax laws or regulations that may affect the financial institutions or businesses to be acquired.

Reductions in service charge income or failure to comply with payment network rules could negatively impact our earnings.

We derive significant revenue from service charges on deposit accounts, the bulk of which comes from overdraft-related fees. Changes in banking regulations could have an adverse impact on our ability to derive income from service charges. Increased competition from other financial institutions or changes in consumer behavior could lead to declines in our deposit balances, which would result in a decline in service charge fees. Such a reduction could have a material impact on our earnings.

Part I (Continued)

Item 1A (Continued)

Reductions in interchange income could negatively impact our earnings.

Interchange income is derived from fees paid by merchants to the interchange network in exchange for the use of the network's infrastructure and payment facilitation. These fees are paid to card issuers to compensate them for the costs associated with issuance and operation. We earn interchange fees on card transactions from its debit cards, including $2,263,642 during the year ended December 31, 2015. Merchants have attempted to negotiate lower interchange rates, and the Durbin Amendment to the Dodd-Frank Act limits the amount of interchange fees that may be charged for certain debit card transactions. Merchants may also continue to pursue alternative payment platforms, such as Apple Pay, to lower their processing costs. Any such new payment system may reduce our interchange income. Our failure to comply with the operating regulations set forth by payment card networks, which may change, could subject us to penalties, fees or the termination of our license to use the networks. Any of these scenarios could have a material impact on our business, financial condition and results of operations.

Because the nature of the financial services business involves a high volume of transactions, we face significant operational risks.

We are exposed to many types of operation risks, including reputational risk, legal and regulatory and compliance risk, the risk of fraud or theft by employees or persons outside our company, including the execution of unauthorized transactions by employees or operational errors, clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to attract and keep customers and can expose us to litigation and regulatory action. Actual or alleged conduct by Colony Bank can result in negative public opinion about our business. Negative public opinion could also affect our credit ratings, which are important to our access to unsecured wholesale borrowings.

Our business involves storing and processing sensitive consumer and business customer data. If personal, non-public, confidential or proprietary information of customers in our possession were to be mishandled or misused, we could suffer significant regulatory consequences, reputational damage and financial loss. Such mishandling or misuse could include, for example, if such information were erroneously provided to parties who were not permitted to have that information, either by fault of our systems, employees, or counterparties, or where such information is intercepted or otherwise inappropriately taken by third parties. Furthermore, a cybersecurity breach could result in theft of such data.

Because we operate in diverse markets and rely on the ability of our employees and systems to process a high number of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon automated systems to record and process transactions, and our large transaction volume, may further increase the risk that technical flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. We also may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control (for example, security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers, computer break-ins, phishing and other disruptions or electrical or telecommunications outages, or natural disasters, disease pandemics or other damage to property or physical assets) which may result in violations of consumer privacy laws including the Gramm-Leach-Bliley Act, cause significant liability to us and give reason for existing and potential customers to refrain from doing business with us. Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures to prevent such damage and potential liability, there can be no assurance that these security measures will be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as we are) and to the risk that our (or our vendors’) business continuity and data security systems prove to be inadequate. The occurrence of any of these risks could result in a diminished ability of us to operate our business (for example, by requiring us to expend significant resources to correct the defect), as well as potential liability to clients, reputational damage and regulatory intervention, which could adversely affect our business, financial condition or operations results, perhaps materially.

Part I (Continued)

Item 1A (Continued)

As an issuer of debit cards, we are exposed to losses in the event that holders of our cards experience fraud on their card accounts.

Our customers regularly use Colony Bank-issued debit cards to pay for transactions with retailers and other businesses. There is the risk of data security breaches at these retailers and other businesses that could result in the misappropriation of our customers’ debit card information. When our customers use Colony Bank-issued cards to make purchases from those businesses, card account information is provided to the business. If the business’s systems that process or store card account information are subject to a data security breach, holders of our cards who have made purchases from that business may experience fraud on their card accounts. Colony Bank may suffer losses associated with reimbursing our customers for such fraudulent transactions on customers’ card accounts, as well as for other costs related to data security compromise events, such as replacing cards associated with compromised card accounts.

The financial services market is undergoing rapid technological changes, and if we are unable to stay current with those changes, we will not be able to effectively compete.

The financial services market, including banking services, is undergoing rapid changes with frequent introductions of new technology-driven products and services. Our future success will depend, in part, on our ability to keep pace with the technological changes and to use technology to satisfy and grow customer demand for our products and services and to create additional efficiencies in our operations. We expect that we will need to make substantial investments in our technology and information systems to compete effectively and to stay current with technological changes. Some of our competitors have substantially greater resources to invest in technological improvements and will be able to invest more heavily in developing and adopting new technologies, which may put us at a competitive disadvantage.

We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. As a result, our ability to effectively compete to retain or acquire new business may be impaired, and our business, financial condition or results of operations may be adversely affected.

Part I (Continued)

Item 1A (Continued)

We face significant cyber and data security risk that could result in the dissemination of confidential and sensitive information, adversely affecting our business or reputation and exposing us to material liabilities.

Our business model enables our customers to utilize the Internet and other remote channels to transact business. As a financial institution, we are under continuous threat of loss due to the swiftness and sophistication of hacking and cyber-attacks. This risk, although considerable at the present, will only increase in the future. Two of the most significant cyber-attack risks that we face are electronic fraud and loss of sensitive customer data. Loss from electronic fraud occurs when cybercriminals breach and extract funds directly from customer accounts or our own accounts. The attempts to breach sensitive customer data, such as account numbers, social security numbers, or other personal information are less frequent but would present significant legal and/or regulatory costs to us if successful, as well as potentially damage our reputation among the markets we serve. Our risk and exposure to these matters will remain relevant because of the evolving nature and complexity of the threats posed by cybercriminals and hackers along with our plans to continue to provide Internet banking and mobile banking avenues for transacting business. While we have not experienced material losses relating to cyber-attacks or other information security breaches to date, we have been the subject of attempted hacking and cyber-attacks and there can be no assurance that we will not suffer such losses in the future.

The occurrence of any cyber-attack or information security breach could result in material adverse consequences including damage to our reputation and the loss of current or potential customers. We also could face litigation or additional regulatory scrutiny due to such an occurrence. Litigation or regulatory actions in turn could lead to material liability, including, but not limited to, fines and penalties or reimbursement to customers adversely affected by a data breach. Even if we do not suffer any material adverse consequences as a result of events affecting us directly, successful attacks or systems failures at other financial institutions could lead to a general loss of customer confidence in our company.

We continually review our network and systems security and make the necessary investments to improve the resiliency of our systems and their security from attack. Nonetheless, there remains the risk that we may be materially harmed by a cyber-attack or information security breach. Methods used to attack information systems continue to evolve in sophistication, swiftness, and frequency and can occur from a variety of sources, such as foreign governments, hacktivists, or other well-financed entities, and may originate from remote and less regulated areas of the world. If such an attack or breach were to occur, we might not be able to address and find a solution in a timely and adequate manner. We will, however, promptly take reasonable and customary measures to address the situation.

Part I (Continued)

Item 1A (Continued)

As a community bank, our recruitment and retention efforts may not be sufficient enough to implement our business strategy and execute successful operations.

Our financial success depends upon our ability to attract and retain highly motivated, well-qualified personnel. We face significant competition in the recruitment of qualified employees from financial institutions and others. As we continue to grow, we may find our recruitment and retention efforts more challenging. If we do not succeed in attracting, hiring, and integrating experienced or qualified personnel, we may not be able to successfully implement our business strategy, and we may be required to substantially increase our overall compensation or benefits to attract and retain such employees. Furthermore, in June 2010, the Federal Reserve, the Office of the Comptroller of the Currency, the Office of Thrift Supervision, and the FDIC jointly issued comprehensive final guidance designed to ensure that incentive compensation policies do not undermine the safety and soundness of banking organizations by encouraging employees to take imprudent risks. This regulation significantly restricts the amount, form, and context in which we pay incentive-based compensation and may put us at a competitive disadvantage compared to non-financial institutions in terms of attracting and retaining senior level employees.

We are a community bank and our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially adversely affect our performance.

Our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. If our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our operating results may be materially adversely affected.

We rely on third-party vendors for key components of our business.

Many key components of our operations, including data processing, recording and monitoring transactions, online interfaces and services, internet connections and network access are provided by other companies. Our vendor management process selects third-party vendors carefully, but we do not control their actions. Problems, including disruptions in communication, security breaches, or failure of a vendor to provide services, could hurt our operations or our relationships with customers. If our vendors suffer financial or operational issues, our operations and reputation could suffer if it harms the vendors’ ability to serve us and our customers. Third-party vendors are also a source of operational and information security risk to us. Replacing or renegotiating contracts with vendors could entail significant operational expense and delays. The use of third-party vendors represents an unavoidable inherent risk to our company.

Part I (Continued)

Item 1A (Continued)

Hurricanes or other adverse weather events would negatively affect our local economies or disrupt our operations, which would have an adverse effect on our business or results of operations.

Our market area is located in the southeastern region of the United States and is susceptible to natural disasters, such as hurricanes, tornadoes, tropical storms, other severe weather events and related flooding and wind damage, and man-made disasters. These natural disasters could negatively impact regional economic conditions, cause a decline in the value or destruction of mortgaged properties and an increase in the risk of delinquencies, foreclosures or loss on loans originated by us, damage our banking facilities and offices and negatively impact our growth strategy. Such weather events can disrupt operations, result in damage to properties and negatively affect the local economies in the markets where they operate. We cannot predict whether or to what extent damage that may be caused by future hurricanes or tornadoes will affect our operations or the economies in our current or future market areas, but such weather events could negatively impact economic conditions in these regions and result in a decline in local loan demand and loan originations, a decline in the value or destruction of properties securing our loans and an increase in delinquencies, foreclosures or loan losses. Our business or results of operations may be adversely affected by these and other negative effects of natural or man-made disasters.

We may be adversely affected by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. Any such losses could have a material adverse effect on our financial condition and results of operations.

Regulation of the financial services industry continues to undergo major changes, and future legislation could increase our cost of doing business or harm our competitive position.

The Dodd-Frank Act brought about a significant overhaul of many aspects of the regulation of the financial services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, mortgage lending practices, registration of investment advisors and changes among the bank regulatory agencies.

Part I (Continued)

Item 1A (Continued)

Among other things, as a result of the Dodd-Frank Act:

●

The Consumer Financial Protection Bureau was established, and has broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like Colony Bank, will be examined by their applicable bank regulators;

●

Federal preemption rules that have been applicable for national banks and federal savings banks have been weakened, and state attorneys general have the ability to enforce federal consumer protection laws;

●	The federal prohibition on paying interest on demand deposits has been eliminated, thus allowing businesses to have interest bearing checking accounts. This change may increase our interest expense;

●

The FRB was required to set minimum capital levels for depository institution holding companies that are as stringent as those required for their insured depository subsidiaries, and the components of Tier 1 capital are required to be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions;

●

There are prohibitions and restrictions on the ability of a banking entity and nonbank financial company to engage in proprietary trading and have certain interests in, or relationships with, a hedge fund or private equity fund (the “Volcker Rule”);

●	The assessment base for deposit insurance premiums was expanded; and

●

There are new restrictions on compensation, including a prohibition on incentive-based compensation arrangements that encourage inappropriate risk taking by covered financial institutions and are deemed to be excessive, or that may lead to material losses.

Some of these and other major changes could materially impact the profitability of our business, the value of assets we hold or the collateral available for our loans, require changes to business practices or force us to discontinue businesses and expose us to additional costs, taxes, liabilities, enforcement actions and reputational risk. Many of these provisions became effective upon enactment of the Dodd-Frank Act, while others were subject to further study, rulemaking, and the discretion of regulatory bodies and have only recently taken effect or will take effect in coming years. In light of these significant changes and the discretion afforded to federal regulators, we cannot fully predict the effect that compliance with the Dodd-Frank Act or any implementing regulations will have on the Company’s or the Bank’s businesses or our ability to pursue future business opportunities, our financial condition or results of operations.

``

Part I (Continued)

Item 1A (Continued)

Certain other reform proposals have resulted in the Company and the Bank becoming subject to stricter capital requirements and leverage limits, and affect the scope, coverage, or calculation of capital, all of which could require us to reduce business levels or to raise capital, including in ways that may adversely impact our shareholders or creditors. [See “Part I - Item 1. Business - Supervision, Regulation and Other Factors” of this Report for further information.] We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, financial condition, or results of operations.

New regulations could restrict our ability to originate and sell mortgage loans.

The Consumer Financial Protection Bureau has issued a rule designed to clarify for lenders how they can avoid monetary damages under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet this “qualified mortgage” definition will be presumed to have complied with the new ability-to-repay standard. Under the Consumer Financial Protection Bureau’s rule, a “qualified mortgage” loan must not contain certain specified features, including:

●	Excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans);

●	Interest-only payments;

●	Negative-amortization; and

●	Terms longer than 30 years.

Also, to qualify as a “qualified mortgage,” a borrower’s total monthly debt-to-income ratio may not exceed 43%. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments. The Consumer Financial Protection Bureau’s rule on qualified mortgages could limit our ability or desire to make certain types of loans or loans to certain borrowers, or could make it more expensive/and or time consuming to make these loans, which could limit our growth or profitability.

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and our income.

Bank regulatory agencies, such as the FDIC, govern the activities in which we may engage, primarily for the protection of depositors, and not for the protection or benefit of potential investors. In addition, new laws and regulations are likely to increase our costs of regulatory compliance and costs of doing business, and otherwise affect our operations. New laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the fees we can charge, and our ongoing operations, costs and profitability. For example, regulatory changes to our overdraft protection programs could decrease the amount of fees we receive for these services. We cannot fully predict the effect that changes in law or regulation will have on the Company’s or the Bank’s businesses or our ability to pursue future business opportunities, our financial condition or results of operations.

Part I (Continued)

Item 1A (Continued)

Our management team’s strategies for the enhancement of shareholder value may not succeed.

Our management team is taking and considering actions to enhance shareholder value, including reviewing personnel, developing new products, issuing dividends and exploring acquisition opportunities. These actions may not enhance shareholder value. For example, holders of our common stock are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. We are not legally required to do so. Further, the Federal Reserve could decide at any time that paying any dividends on our common stock could be an unsafe or unsound banking practice. The reduction or elimination of dividends paid on our common stock could adversely affect the market price of our common stock.

Our stock price may be volatile due to limited trading volume.

Our common stock is traded on the NASDAQ Global Select Market. However, the average daily trading volume in the Company’s common stock has been relatively small, averaging approximately 3,639 shares per day during 2015. As a result, trades involving a relatively small number of shares may have a significant effect on the market price of the common stock, and it may be difficult for investors to acquire or dispose of large blocks of stock without significantly affecting the market price.

The costs and effects of litigation, investigations or similar matters involving us or other financial institutions or counterparties, or adverse facts and developments related thereto, could materially affect our business, operating results and financial condition.

We may be involved from time to time in a variety of litigation, investigations, inquiries or similar matters arising out of our business, including those described in [“Part I - Item 3. Legal Proceedings” and "Part II - Item 8. Financial Statements and Supplementary Data" of this Report.] We cannot predict the outcome of these or any other legal matters. We establish reserves for legal claims when payments associated with the claims become probable and the losses can be reasonably estimated. We may still incur legal costs for a matter even if we have not established a reserve. In addition, the actual cost of resolving a legal claim may be substantially higher than any amounts reserved for that matter. In addition, in the future, we may need to record additional litigation reserves with respect to these matters. Further, regardless of how these matters proceed, it could divert our management's attention and other resources away from our business. Our insurance may not cover all claims that may be asserted against it and indemnification rights to which we are entitled may not be honored, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation or investigation significantly exceed our insurance coverage, they could have a material adverse effect on our business, financial condition and results of operations. In addition, premiums for insurance covering the financial and banking sectors are rising. We may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms or at historic rates, if at all.

Our stock price is subject to fluctuations, and the value of your investment may decline.

The trading price of our common stock is subject to wide fluctuations. The stock market in general, and the market for the stocks of commercial banks and other financial services companies in particular, has experienced significant price and volume fluctuations that sometimes have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance, and the value of your investment may decline.

Part I (Continued)

Item 1B

Unresolved Staff Comments

Not Applicable.

Item 2

Properties

The principal properties of the Registrant consist of the properties of the Bank. The Bank owns all of the banking offices occupied except two offices in Tifton, one office in Valdosta, and one office in Douglas which are leased. In addition, the Company owns the corporate offices located in Fitzgerald, Georgia.

Item 3

Legal Proceedings

The Company and its subsidiary may become parties to various legal proceedings arising from the normal course of business. As of December 31, 2015, there are no material pending legal proceedings to which Colony or its subsidiary are a party or of which any of its property is the subject.

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

Year Ended December 31, 2015	High	Low	Close

Fourth Quarter	9.99	8.75	9.53
Third Quarter	9.20	8.61	8.90
Second Quarter	9.35	8.06	8.56
First Quarter	8.38	7.31	8.10

Year Ended December 31, 2014

Fourth Quarter	8.00	6.30	7.88
Third Quarter	7.13	6.00	6.70
Second Quarter	6.31	5.45	6.31
First Quarter	6.50	5.90	6.13

No cash dividends were paid on its common stock in 2014 or 2015. The Company’s board of directors suspended the payment of dividends in the third quarter of 2009. For a description of the restrictions and limitations on the Company’s ability to pay dividends, please see “Dividends” on Page 13.

As of February 15, 2016, the Company had approximately 1,880 common stockholders of record.

Issuer Purchase of Equity Securities

The Company purchased no shares of the Company’s common stock during the quarter ended December 31, 2015.

Part II (Continued)

Item 6

Selected Financial Data

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in Thousands, except per share data)
Selected Balance Sheet Data
Total Assets	$1,174,149	$1,146,898	$1,148,551	$1,139,397	$1,195,376
Total Loans, Net of Unearned Interest and Fees	758,279	745,733	750,857	746,816	716,264
Total Deposits	1,011,554	979,303	987,529	979,685	999,985
Investment Securities	296,149	274,624	263,295	268,342	303,937
Federal Home Loan Bank Stock	2,731	2,831	3,164	3,364	5,398
Stockholders’ Equity	95,457	99,027	89,954	95,759	96,613
Selected Income Statement Data
Interest Income	44,275	44,762	45,186	47,289	51,793
Interest Expense	6,569	6,799	7,497	11,016	16,806

Net Interest Income	37,706	37,963	37,689	36,273	34,987
Provision for Loan Losses	866	1,308	4,485	6,785	8,250
Other Income	9,045	9,125	8,377	9,733	9,951
Other Expense	33,724	34,980	34,617	35,379	33,051

Income Before Tax	12,161	10,800	6,964	3,842	3,637
Income Tax Expense	3,788	3,268	2,335	1,201	1,104

Net Income	8,373	7,532	4,629	2,641	2,533
Preferred Stock Dividends	2,375	2,689	1,509	1,435	1,400

Net Income Available to Common Stockholders	$5,998	$4,843	$3,120	$1,206	$1,133

Weighted Average
Common Shares Outstanding, Basic	8,439	8,439	8,439	8,439	8,439
Common Shares Outstanding, Diluted	8,458	8,439	8,439	8,439	8,439
Shares Outstanding	8,439	8,439	8,439	8,439	8,439
Intangible Assets	$116	$152	$188	$224	$259
Dividends Declared	-	-	-	-	-
Average Assets	1,146,984	1,128,052	1,118,071	1,139,814	1,205,891
Average Stockholders’ Equity	101,710	94,751	93,358	96,541	94,737
Net Charge-Offs	1,064	4,312	5,416	9,698	20,880
Reserve for Loan Losses	8,604	8,802	11,806	12,737	15,650
OREO	8,839	10,402	15,502	15,941	20,445
Nonperforming Loans	14,416	18,341	24,118	29,855	38,837
Nonperforming Assets	23,255	28,743	39,620	46,162	59,708
Average Interest-Earning Assets	1,074,556	1,057,608	1,048,185	1,066,333	1,132,523
Noninterest-Bearing Deposits	133,886	128,340	115,261	123,967	94,269

Part II (Continued)

Item 6 (Continued)

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in Thousands, except per share data)

Per Share Data:
Net Income Per Common Share (Diluted)	$0.71	$0.57	$0.37	$0.14	$0.13
Common Book Value Per Share	9.18	8.42	7.34	8.05	8.17
Tangible Common Book Value Per Share	9.16	8.40	7.32	8.02	8.14
Dividends Per Common Share	0.00	0.00	0.00	0.00	0.00
Profitability Ratios:
Net Income to Average Assets	0.52%	0.43%	0.28%	0.11%	0.09%
Net Income to Average Stockholders’ Equity	5.90	5.11	3.34	1.25	1.20
Net Interest Margin	3.52	3.60	3.61	3.41	3.11
Loan Quality Ratios:
Net Charge-Offs to Total Loans	0.14	0.58	0.72	1.30	2.92
Reserve for Loan Losses to Total Loans and OREO	1.12	1.16	1.54	1.67	2.12
Nonperforming Assets to Total Loans and OREO	3.03	3.80	5.17	6.05	8.10
Reserve for Loan Losses to Nonperforming Loans	59.68	47.99	48.95	42.66	40.30
Reserve for Loan Losses to Total Nonperforming Assets	37.00	30.62	29.80	27.59	26.21
Liquidity Ratios:
Loans to Total Deposits (2)	74.96	76.15	76.03	76.23	71.63
Loans to Average Interest-Earning Assets (2)	70.57	70.51	71.63	70.04	63.24
Noninterest-Bearing Deposits to Total Deposits	13.24	13.11	11.67	12.65	9.43
Capital Adequacy Ratios:
Common Stockholders’ Equity to Total Assets	6.60	6.20	5.39	5.96	5.77
Total Stockholders’ Equity to Total Assets	8.13	8.63	7.83	8.40	8.08
Dividend Payout Ratio	0.00	0.00	0.00	0.00	0.00

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	Local and regional economic conditions and the impact they may have on the Company and its customers and the Company’s assessment of that impact;

●	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements;

●	The effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

●	Inflation, interest rate, market and monetary fluctuations;

●	Political instability;

●	Acts of war or terrorism;

●	The timely development and acceptance of new products and services and perceived overall value of these products and services by users;

●	Changes in consumer spending, borrowings and savings habits;

●	Technological changes;

●	Acquisitions and integration of acquired businesses;

●	The ability to increase market share and control expenses;

Part II (Continued)

Item 7 (Continued)

●	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply;

●	The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters;

●	Changes in the Company’s organization, compensation and benefit plans;

●	The costs and effects of litigation and of unexpected or adverse outcomes in such litigation;

●	Greater than expected costs or difficulties related to the integration of new lines of business; and

●	The Company’s success at managing the risks involved in the foregoing items.

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

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of December 31, 2015 and 2014, and results of operations for each of the years in the three-year period ended December 31, 2015. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 34 percent federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.

Dollar amounts in tables are stated in thousands, except for per share amounts.

Part II (Continued)

Item 7 (Continued)

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average interest-earning assets. Net income available to common shareholders totaled $6.00 million, or $0.71 per diluted common share in 2015, compared to $4.84 million, or $0.57 per diluted common share in 2014 and to $3.12 million, or $0.37 per diluted common share in 2013.

Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

			$	%			$	%
	2015	2014	Variance	Variance	2014	2013	Variance	Variance

Taxable-equivalent net interest income	$37,838	$38,080	$(242)	(0.64)%	$38,080	$37,859	$221	0.58%
Taxable-equivalent adjustment	132	117	15	12.82	117	170	(53)	(31.18)

Net interest income	37,706	37,963	(257)	(0.68)	37,963	37,689	274	0.73
Provision for loan losses	866	1,308	(442)	(33.79)	1,308	4,485	(3,177)	(70.84)
Noninterest income	9,045	9,125	(80)	(0.88)	9,125	8,377	748	8.93
Noninterest expense	33,724	34,980	(1,256)	(3.59)	34,980	34,617	363	1.05

Income before income taxes	$12,161	$10,800	$1,361	12.60%	$10,800	$6,964	$3,836	55.08%
Income Taxes	3,788	3,268	520	15.91	3,268	2,335	933	39.96

Net income	$8,373	$7,532	$841	11.17%	$7,532	$4,629	$2,903	62.71%

Preferred stock dividends	$2,375	$2,689	$(314)	(11.68)%	$2,689	$1,509	$1,180	78.20%

Net income available to common shareholders	$5,998	$4,843	$1,155	23.85%	$4,843	$3,120	$1,723	55.22%

Net income available to common shareholders:
Basic	$0.71	$0.57	$0.14	24.56%	$0.57	$0.37	$0.20	54.05%
Diluted	$0.71	$0.57	$0.14	24.56%	$0.57	$0.37	$0.20	54.05%
Return on average assets (1)	0.52%	0.43%	0.09%	20.93%	0.43%	0.28%	0.15%	53.57%
Return on average common equity (1)	5.90%	5.11%	0.79%	15.46%	5.11%	3.34%	1.77%	52.99%

(1) Computed using net income available to common shareholders.

Part II (Continued)

Item 7 (Continued)

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 80.65 percent of total revenue during 2015, 80.62 percent during 2014 and 81.82 percent during 2013.

Net interest margin is the taxable-equivalent net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Company’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit is currently 3.50 percent. The rate increased 25 basis points in fourth quarter of 2015 for the first time in several years. The federal funds rate moves similar to prime rate with interest rates currently at 0.50 percent. We anticipate the Federal Reserves interest rate to remain flat most of 2016.

The following table presents the changes in taxable-equivalent net interest income and identifies the changes due to differences in the average volume of interest-earning assets and interest-bearing liabilities and the changes due to changes in the average interest rate on those assets and liabilities. The changes in net interest income due to changes in both average volume and average interest rate have been allocated to the average volume change or the average interest rate change in proportion to the absolute amounts of the change in each. The Company’s consolidated average balance sheets along with an analysis of taxable-equivalent net interest earnings are presented in the Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

Part II (Continued)

Item 7 (Continued)

Rate/Volume Analysis

The rate/volume analysis presented hereafter illustrates the change from year to year for each component of the taxable equivalent net interest income separated into the amount generated through volume changes and the amount generated by changes in the yields/rates.

	Changes From 2014 to 2015 (a)			Changes From 2013 to 2014 (a)
	Volume	Rate	Total	Volume	Rate	Total
Interest Income
Loans, Net-Taxable	$831	$(831)	$-	$(175)	$(1,484)	$(1,659)

Investment Securities
Taxable	(89)	(396)	(485)	122	1,044	1,166
Tax-Exempt	(12)	(3)	(15)	(22)	(4)	(26)
Total Investment Securities	(101)	(399)	(500)	100	1,040	1,140

Interest-Bearing Deposits in
Other Banks	35	3	38	18	(3)	15
Federal Funds Sold	(16)	(1)	(17)	(6)	(1)	(7)
Other Interest - Earning Assets	(6)	13	7	(9)	43	34
Total Interest Income	743	(1,215)	(472)	(72)	(405)	(477)

Interest Expense
Interest-Bearing Demand and
Savings Deposits	126	(29)	97	100	(37)	63
Time Deposits	(240)	(113)	(353)	(263)	(508)	(771)
Total Interest Expense
On Deposits	(114)	(142)	(256)	(163)	(545)	(708)

Other Interest-Bearing Liabilities
Subordinated Debentures	-	(15)	(15)	-	1	1
Other Debt	-	41	41	(9)	18	9

Total Interest Expense	(114)	(116)	(230)	(172)	(526)	(698)
Net Interest Income (Loss)	$857	$(1,099)	$(242)	$100	$121	$221

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

Part II (Continued)

Item 7 (Continued)

The Company maintains about 18 percent of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years. The liabilities to fund assets are primarily in short term certificates of deposit that mature within one year. The Federal Reserve rates have remained flat since 2008 until the increase in the fourth quarter of 2015. We have seen the net interest margin change to 3.52 percent for 2015, compared to 3.60 percent for 2014 and 3.61 percent for 2013. We have seen our net interest margin reach a low of 3.43 percent for first quarter 2015 to a high of 3.63 percent for fourth quarter 2015.

Taxable-equivalent net interest income for 2015 decreased by $242 thousand, or 0.64 percent, compared to 2014 while taxable-equivalent net interest income for 2014 increased by $221 thousand, or 0.58 percent, compared to 2013. The average volume of interest-earning assets during 2015 increased $16.95 million compared to 2014 while over the same period the net interest margin dropped to 3.52 percent from 3.60 percent. The average volume of interest-earning assets during 2014 increased $9.42 million compared to 2013 while over the same period the net interest margin decreased to 3.60 percent from 3.61 percent. The change in the net interest margin in 2015 and 2014 was primarily driven by reduction in the cost of funds and a higher level of low yielding assets. The increase in average interest-earning assets in 2015 was in loans and interest-bearing deposits. The increase in average interest-earning assets in 2014 was in securities and interest-bearing deposits.

The average volume of loans increased $15.47 million in 2015 compared to 2014, and decreased $3.14 million in 2014 compared to 2013. The average yield on loans decreased 11 basis points in 2015 compared to 2014 and decreased 20 basis points in 2014 compared to 2013. The average volume of deposits increased $17.29 million in 2015 compared to 2014. The average volume of deposits increased $5.75 million while other borrowings decreased $331 thousand in 2014 compared to 2013. Demand deposits made up $10.09 million of the increase in average deposits in 2015 and demand deposits made up $5.79 million of the increase in average deposits in 2014.

Accordingly, the ratio of average interest-bearing deposits to total average deposits was 86.8 in 2015, 87.6 percent in 2014 and 88.2 percent in 2013. This deposit mix, combined with a general decrease in interest rates, had the effect of (i) decreasing the average cost of total deposits by 3 basis points in 2015 compared to 2014 and decreasing the average cost of total deposits by 8 basis points in 2014 compared to 2013, and (ii) mitigating a portion of the impact of decreasing yields on interest-earning assets on the Company’s net interest income.

The Company’s net interest spread, which represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities, was 3.41 percent in 2015 compared to 3.49 percent in 2014 and 3.50 percent in 2013. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Quantitative and Qualitative Disclosures About Interest Rate Sensitivity included elsewhere in this report.

Part II (Continued)

Item 7 (Continued)

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $866 thousand in 2015 compared to $1.31 million in 2014 and $4.49 million in 2013. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Noninterest Income

The components of noninterest income were as follows:

			$	%			$	%
	2015	2014	Variance	Variance	2014	2013	Variance	Variance

Service Charges on Deposit Accounts	$4,269	$4,649	$(380)	(8.17)%	$4,649	$4,691	$(42)	(0.90)%
Other Charges, Commissions and Fees	2,627	2,388	239	10.01	2,388	1,725	663	38.43
Mortgage Fee Income	527	420	107	25.48	420	484	(64)	(13.22)
Securities Gains (Losses)	(11)	24	(35)	(145.83)	24	(364)	388	106.59
Gain on Sale of SBA Loans	-	-	-	-	-	635	(635)	(100.00)
Other	1,633	1,644	(11)	(0.67)	1,644	1,206	438	36.32

Total	$9,045	$9,125	$(80)	(0.88)%	$9,125	$8,377	$748	8.93%

Other Charges, Commissions and Fees. Significant amounts impacting the comparable periods was primarily attributed to ATM and debit card interchange fees which increased $251 thousand in 2015 compared to 2014 and $701 thousand in 2014 compared to 2013.

Mortgage Fee Income. The increase in mortgage fee income in 2015 compared to the same period in 2014 is due to a slight increase in the volume of mortgage loans. The volume of mortgage loans has been sluggish in 2014 compared to the same period in 2013 which contributed to a slight decrease in mortgage fee income.

Securities Gains (Losses). The decrease in 2015 is attributable to the loss on sale of securities compared to 2014 with a gain on sale of securities.

Other. The Bank did not have any significant changes for 2015 compared to 2014. Significant amounts impacting the comparable periods was primarily attributed to the income for bank owned life insurance which increased $217 thousand in 2014 compared to 2013.

Part II (Continued)

Item 7 (Continued)

Noninterest Expense

The components of noninterest expense were as follows:

			$	%			$	%
	2015	2014	Variance	Variance	2014	2013	Variance	Variance

Salaries and Employee Benefits	$17,590	$17,508	$82	0.47%	$17,508	$16,692	$816	4.89%
Occupancy and Equipment	3,989	4,063	(74)	(1.82)	4,063	3,795	268	7.06
Directors' Fees	358	392	(34)	(8.67)	392	417	(25)	(6.00)
Legal and Professional Fees	738	786	(48)	(6.11)	786	721	65	9.02
Foreclosed Property	1,683	2,701	(1,018)	(37.69)	2,701	3,918	(1,217)	(31.06)
FDIC Assessment	899	966	(67)	(6.94)	966	1,322	(356)	(26.93)
Advertising	625	652	(27)	(4.14)	652	508	144	28.35
Software	993	925	68	7.35	925	853	72	8.44
Telephone	710	736	(26)	(3.53)	736	778	(42)	(5.40)
ATM/Card Processing	1,061	906	155	17.11	906	685	221	32.26
Other	5,078	5,345	(267)	(5.00)	5,345	4,928	417	8.46

Total	$33,724	$34,980	$(1,256)	(3.59)%	$34,980	$34,617	$363	1.05%

Salaries and Employee Benefits. Salary and employee benefits remained flat in 2015, while the increase in 2014 is primarily attributable to the Company reinstating their contribution to the profit sharing plan in the amount of $401,497 and the remainder of the increase is due to merit pay increases.

Foreclosed Property. The decrease in foreclosed property and repossession expense for 2015 and 2014 is primarily attributable to the decrease in the volume of OREO.

Part II (Continued)

Item 7 (Continued)

Sources and Uses of Funds

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the assets in which those funds are invested as a percentage of the Company’s average total assets for the period indicated. Average assets totaled $1.15 billion in 2015 compared to $1.13 billion in 2014 and $1.12 billion in 2013.

	2015		2014		2013
Sources of Funds:
Deposits:
Noninterest-Bearing	$128,541	11.2%	$118,452	10.5%	$112,667	10.1%
Interest-Bearing	847,811	73.9%	840,608	74.5%	840,646	75.2%
Federal Funds Purchased and Repurchase Agreements	3	-%	2	-%	34	-%
Subordinated Debentures and Other Borrowed Money	64,229	5.6%	64,229	5.7%	64,528	5.8%
Other Noninterest-Bearing Liabilities	4,690	0.4%	10,010	0.9%	6,838	0.6%
Equity Capital	101,710	8.9%	94,751	8.4%	93,358	8.3%

Total	$1,146,984	100.0%	$1,128,052	100.0%	$1,118,071	100.0%

Uses of Funds:
Loans (Net of Allowance)	$748,366	65.3%	$730,643	64.8%	$731,280	65.4%
Investment Securities	278,978	24.3%	284,474	25.2%	275,689	24.7%
Federal Funds Sold	6,056	0.5%	12,551	1.1%	14,969	1.3%
Interest-Bearing Deposits	29,815	2.6%	16,193	1.4%	9,625	0.9%
Other Interest-Earning Assets	2,754	0.2%	2,906	0.3%	3,275	0.3%
Other Noninterest-Earning Assets	81,015	7.1%	81,285	7.2%	83,233	7.4%

Total	$1,146,984	100.0%	$1,128,052	100.0%	$1,118,071	100.0%

Deposits continue to be the Company’s primary source of funding. Over the comparable periods, the relative mix of deposits continues to be high in interest-bearing deposits. Interest-bearing deposits totaled 86.8 percent of total average deposits in 2015 compared to 87.6 percent 2014 and 88.2 percent in 2013.

The Company primarily invests funds in loans and securities. Loans continue to be the largest component of the Company’s mix of invested assets. Loan demand increased in 2015 as total loans were $758.6 million at December 31, 2015, up 1.68 percent, compared to loans of $746.1 million at December 31, 2014, while total loans at December 31, 2014, were down 0.68 percent, compared to loans of $751.2 million at December 31, 2013. See additional discussion regarding the Company’s loan portfolio in the section captioned “Loans” on the following page. The majority of funds provided by deposits have been invested in loans.

Part II (Continued)

Item 7 (Continued)

Loans

The following table presents the composition of the Company’s loan portfolio as of December 31 for the past five years.

	2015	2014	2013	2012	2011
Commercial and Agricultural
Commercial	$47,782	$50,960	$48,107	$55,684	$48,986
Agricultural	19,193	16,689	10,666	6,211	8,422

Real Estate
Commercial Construction	40,107	51,259	52,739	53,808	58,546
Residential Construction	9,413	11,221	6,549	5,852	3,530
Commercial	346,262	332,231	341,783	334,386	315,281
Residential	197,002	203,753	206,258	203,845	193,638
Farmland	61,780	49,951	47,034	49,057	48,225

Consumer and Other
Consumer	20,605	22,820	25,676	29,778	30,449
Other	16,492	7,210	12,406	8,429	9,244
	758,636	746,094	751,218	747,050	716,321

Unearned Interest and Fees	(357)	(362)	(360)	(234)	(57)
Allowances for Loan Losses	(8,604)	(8,802)	(11,806)	(12,737)	(15,650)

Loans	$749,675	$736,930	$739,052	$734,079	$700,614

The following table presents total loans as of December 31, 2015 according to maturity distribution and/or repricing opportunity on adjustable rate loans.

Maturity and Repricing Opportunity

One Year or Less	$290,353
After One Year through Three Years	257,129
After Three Years through Five Years	150,904
Over Five Years	60,250

$758,636

Overview. Loans totaled $758.6 million at December 31, 2015, up 1.68 percent from December 31, 2014 loans of $746.1 million. The majority of the Company’s loan portfolio is comprised of the real estate loans. Commercial and residential real estate which is primarily 1-4 family residential properties and nonfarm nonresidential properties, made up 71.61 percent and 71.84 percent of total loans, real estate construction loans made up 6.53 percent and 8.37 percent while commercial and agricultural loans made up 8.83 percent and 9.07 percent of total loans at December 31, 2015 and December 31, 2014, respectively.

Part II (Continued)

Item 7 (Continued)

Loan Origination/Risk Management. In accordance with the Company’s decentralized banking model, loan decisions are made at the local bank level. The Company utilizes both an Executive Loan Committee and a Director Loan Committee to assist lenders with the decision making and underwriting process of larger loan requests. Due to the diverse economic markets served by the Company, evaluation and underwriting criterion may vary slightly by market. Overall, loans are extended after a review of the borrower’s repayment ability, collateral adequacy, and overall credit worthiness.

Commercial purpose, commercial real estate, and agricultural loans are underwritten similarly to how other loans are underwritten throughout the Company. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. In addition, the Company restricts total loans to $10 million per borrower, subject to exception, approval by the Director Loan Committee. This diversity helps reduce the company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans monthly based on collateral, geography, and risk grade criteria. The Company also utilizes information provided by third-party agencies to provide additional insight and guidance about economic conditions and trends affecting the markets it serves.

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

Commercial and Agricultural. Commercial and agricultural loans at December 31, 2015 decreased 1.0 percent to $67.0 million from December 31, 2014 at $67.6 million. The Company’s commercial and agricultural loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Company’s loan policy guidelines.

Part II (Continued)

Item 7 (Continued)

Real Estate.  Commercial and residential construction loans decreased by $12.96 million, or 20.74 percent, at December 31, 2015 to $49.52 million from $62.48 million at December 31, 2014.  This decrease is due to completion of construction and the new loans transferring to the commercial real estate category.  Therefore, commercial real estate increased $14.03 million, or 4.22 percent, at December 31, 2015 to $346.26 million from $332.23 million at December 31, 2014.

Other.  Other loans at December 31, 2015 increased 128.74 percent to $16.49 million from $7.21 million at December 31, 2014.  This increase is attributable to a new $10 million loan acquired in 2015.

Industry Concentrations. As of December 31, 2015 and December 31, 2014, there were no concentrations of loans within any single industry in excess of 10 percent of total loans, as segregated by Standard Industrial Classification code (“SIC code”). The SIC code is a federally designed standard industrial numbering system used by the Company to categorize loans by the borrower’s type of business. The Company has established industry-specific guidelines with respect to maximum loans permitted for each industry with which the Company does business.

Collateral Concentrations. Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions. The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk, particularly with the current economic downturn in the real estate market. At December 31, 2015, approximately 86 percent of the Company’s loan portfolio was concentrated in loans secured by real estate. A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector. In addition, a large portion of the Company’s foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions. Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.

Large Credit Relationships. The Company is currently in eighteen counties in central, south and coastal Georgia and includes metropolitan markets in Dougherty, Lowndes, Houston, Chatham and Muscogee counties. As a result, the Company originates and maintains large credit relationships with several commercial customers in the ordinary course of business. The Company considers large credit relationships to be those with commitments equal to or in excess of $5.0 million prior to any portion being sold. Large relationships also include loan participations purchased if the credit relationship with the agent is equal to or in excess of $5.0 million. In addition to the Company’s normal policies and procedures related to the origination of large credits, the Company’s Executive Loan Committee and Director Loan Committee must approve all new and renewed credit facilities which are part of large credit relationships. The following table provides additional information on the Company’s large credit relationships outstanding at December 31, 2015 and December 31, 2014.

	December 31, 2015			December 31, 2014
		Period End Balances			Period End Balances
	Number of			Number of
	Relationships	Committed	Outstanding	Relationships	Committed	Outstanding

Large Credit Relationships:
$5 million to $9.9 million	16	$108,432	$99,126	14	$93,931	$86,305

Part II (Continued)

Item 7 (Continued)

Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table presents the maturity distribution of the Company’s loans at December 31, 2015. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate.

	Due in One Year or Less	After One, but Within Three Years	After Three, but Within Five Years	After Five Years	Total

Loans with fixed interest rates	$202,561	$245,237	$116,964	$58,622	$623,384
Loans with floating interest rates	87,792	11,892	33,940	1,628	135,252

Total	$290,353	$257,129	$150,904	$60,250	$758,636

The Company may renew loans at maturity when requested by a customer whose financial strength appears to support such renewal or when such renewal appears to be in the Company’s best interest. In such instances, the Company generally requires payment of accrued interest and may adjust the rate of interest, require a principal reduction or modify other terms of the loan at the time of renewal.

Part II (Continued)

Item 7 (Continued)

Nonperforming Assets and Potential Problem Loans

Year-end nonperforming assets and accruing past due loans were as follows:

	2015	2014	2013	2012	2011

Loans Accounted for on Nonaccrual	$14,408	$18,334	$24,114	$29,851	$38,822
Loans Accruing Past Due 90 Days or More	8	7	4	4	15
Other Real Estate Foreclosed	8,839	10,402	15,502	15,941	20,445
Securities Accounted for on Nonaccrual	-	-	-	366	426
Total Nonperforming Assets	$23,255	$28,743	$39,620	$46,162	$59,708

Nonperforming Assets by Segment
Construction and Land Development	7,106	9,655	17,323	23,832	35,467
1-4 Family Residential	4,197	8,237	5,926	7,153	4,589
Multifamily Residential	-	173	335	627	744
Nonfarm Residential	9,908	8,375	12,441	10,421	15,353
Farmland	1,103	1,449	1,629	2,413	676
Commercial and Consumer	941	854	1,966	1,716	2,879
Total Nonperforming Assets	$23,255	$28,743	$39,620	$46,162	$59,708

Nonperforming Assets as a Percentage of:
Total Loans and Foreclosed Assets	3.03%	3.80%	5.17%	6.05%	8.10%
Total Assets	1.98%	2.51%	3.45%	4.05%	4.99%
Nonperforming Loans as a Percentage of:
Total Loans	1.90%	2.46%	3.21%	4.00%	5.42%

Supplemental Data:
Trouble Debt Restructured Loans
In Compliance with Modified Terms	$19,375	$19,229	$20,715	$24,870	$29,839
Trouble Debt Restructured Loans
Past Due 30-89 Days	344	757	435	1,377	611
Accruing Past Due Loans:
30-89 Days Past Due	10,959	9,701	9,366	14,911	7,161
90 or More Days Past Due	8	7	4	4	15
Total Accruing Past Due Loans	$10,967	$9,708	$9,370	$14,915	$7,176

Allowance for Loan Losses	$8,604	$8,802	$11,806	$12,737	$15,650
ALLL as a Percentage of:
Total Loans	1.13%	1.18%	1.57%	1.70%	2.18%
Nonperforming Loans	59.68%	47.99%	48.95%	42.66%	40.30%

Nonperforming assets include nonaccrual loans, loans past due 90 days or more, foreclosed real estate and nonaccrual securities. Nonperforming assets at December 31, 2015 decreased 19.09 percent from December 31, 2014.

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

Part II (Continued)

Item 7 (Continued)

The Company’s allowance for loan losses consists of specific valuation allowances established for probable losses on specific loans and historical valuation allowances for other loans with similar risk characteristics. Effective with the quarter ended June 30, 2015, the calculation of the amount needed in the Allowance for Loan Losses changed. Management determined that the segmentation method for the ASC 450-20 portion of the loan portfolio should be changed to bank call report categories. Prior to this change, the ASC 450-20 segmentation categorized loans by various non-owner occupied commercial real estate loan types and risk grades for the remainder of the ASC 450-20 portion of the portfolio. On the date of change, June 30, 2015, the change in methodology resulted in an increase to the calculated allowance for loan loss reserve of $1,621,424; however, no additional provisions were required to be recorded as a result of the change.

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

	2015		2014		2013		2012		2011
	Reserve	%*	Reserve	%*	Reserve	%*	Reserve	%*	Reserve	%*

Commercial and Agricultural
Commercial	$855	6%	$497	7%	1,017	6%	981	7%	1,071	7%
Agricultural	203	3%	304	2%	294	2%	296	1%	297	1%

Real Estate
Commercial Construction	691	5%	1,223	7%	1,782	7%	1,890	7%	3,123	8%
Residential Construction	20	1%	138	1%	138	1%	138	1%	138	1%
Commercial	3,851	46%	3,665	45%	4,380	46%	5,163	45%	6,448	44%
Residential	1,990	26%	2,425	27%	3,278	27%	3,406	27%	3,695	27%
Farmland	912	8%	104	7%	312	6%	291	7%	365	7%

Consumer and Other
Consumer	63	3%	67	3%	243	3%	228	4%	205	4%
Other	19	2%	379	1%	362	2%	344	1%	308	1%
	$8,604	100%	$8,802	100%	$11,806	100%	$12,737	100%	$15,650	100%

*	Percentage represents the loan balance in each category expressed as a percentage of total end of period loans.

Part II (Continued)

Item 7 (Continued)

The following table presents an analysis of the Company’s loan loss experience for the periods indicated.

	2015	2014	2013	2012	2011

Allowance for Loan Losses at Beginning of Year	$8,802	$11,806	$12,737	$15,650	$28,280

Charge-Offs
Commercial	455	625	121	653	842
Agricultural	5	-	34	3	455
Commercial Construction	98	1,543	2,071	4,106	6,957
Residential Construction	-	-	-	-	1
Commercial	275	1,327	2,873	4,326	12,492
Residential	930	1,034	706	961	1,705
Farmland	40	233	21	225	60
Consumer	255	342	398	169	223
Other	25	-	4	11	115

	2,083	5,104	6,228	10,454	22,850

Recoveries
Commercial	52	76	56	140	128
Agricultural	3	3	6	-	454
Commercial Construction	486	485	253	209	557
Residential Construction	-	-	-	-	-
Commercial	270	90	298	233	528
Residential	110	31	65	47	149
Farmland	20	20	22	5	1
Consumer	62	72	94	82	145
Other	16	15	18	40	8

	1,019	792	812	756	1,970

Net Charge-Offs	1,064	4,312	5,416	9,698	20,880

Provision for Loans Losses	866	1,308	4,485	6,785	8,250

Allowance for Loan Losses at End of Year	$8,604	$8,802	$11,806	$12,737	$15,650

Ratio of Net Charge-Offs to Average Loans	0.14%	0.58%	0.73%	1.34%	2.74%

The allowance for loan losses decreased from $8.80 million, or 1.18 percent of total loans at December 31, 2014 to $8.60 million, or 1.13 percent of total loans at December 31, 2015. This decrease is consistent with the decrease in the Company’s level of nonperforming loans from $18.34 million at December 31, 2014 to $14.42 million at December 31, 2015. The provision for loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. Significant changes in the allowance during 2015 was the reduction in the net charge-offs in 2015 to $1.06 million from $4.31 million in 2014, or a reduction of $3.25 million. Significant changes in the allowance during 2014 was the reduction in the provision for loan losses in 2014 to $1.31 million from $4.49 million in 2013. The Company believes that collection efforts have reduced impaired loans and the reduction in net charge-offs runs parallel with the improvement in the substandard assets. As we begin to see stabilization in the economy and the housing and real estate market, we expect continued improvement in our substandard assets, including net charge-offs. There were no charge-offs or recoveries related to foreign loans during any of the periods presented.

Part II (Continued)

Item 7 (Continued)

Investment Portfolio

The following table presents carrying values of investment securities held by the Company as of December 31, 2015, 2014 and 2013.

	2015	2014	2013

Obligations of States and Political Subdivisions	$5,099	$3,560	$3,947

Mortgage-Backed Securities	291,050	271,064	259,348
Total Investment Securities and
Mortgage-Backed Securities	$296,149	$274,624	$263,295

The following table represents expected maturities and weighted-average yields of investment securities held by the Company as of December 31, 2015. (Mortgage-backed securities are based on the average life at the projected speed, while State and Political Subdivisions reflect anticipated calls being exercised.)

	Within 1 Year		After 1 Year But Within 5 Years		After 5 Years But Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Mortgage-Backed Securities	$4,831	(0.46)%	$227,139	1.65%	$57,457	2.25%	$1,623	3.07%
Obligations of State and
Political Subdivisions	332	3.67	2,311	2.47	2,218	2.47	238	4.03

Total Investment Portfolio	$5,163	(0.19)%	$229,450	1.66%	$59,675	2.26%	$1,861	3.20%

Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. The Company has 100 percent of its portfolio classified as available for sale.

At December 31, 2015, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10 percent of the Company’s stockholders’ equity.

The average yield of the securities portfolio was 1.57 percent in 2015 compared to 1.71 percent in 2014 and 1.36 percent in 2013. The decrease in the average yield from 2014 to 2015 was primarily attributed to the adjustment in amortization resulting from the acceleration of prepayment speeds. The increase in the average yield from 2013 to 2014 was primarily attributed to the adjustment in amortization resulting from the deceleration of prepayment speeds.

Part II (Continued)

Item 7 (Continued)

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the years 2015, 2014 and 2013.

	2015		2014		2013
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-Bearing
Demand Deposits	$128,541		$118,452		$112,667
Interest-Bearing
Demand and Savings	430,731	0.35%	394,615	0.35%	366,974	0.36%
Time Deposits	417,080	0.81%	445,993	0.83%	473,672	0.95%

Total Deposits	$976,352	0.50%	$959,060	0.53%	$953,313	0.61%

The following table presents the maturities of the Company’s time deposits as of December 31, 2015.

	Time	Time
	Deposits	Deposits
	$100,000	Less Than
	or Greater	$100,000	Total

Months to Maturity
3 or Less	$40,318	$47,891	$88,209
Over 3 through 6	29,983	34,779	64,762
Over 6 through 12	71,599	62,852	134,451
Over 12 Months	60,901	51,409	112,310

	$202,801	$196,931	$399,732

Average deposits increased $17.29 million in 2015 compared to 2014 and increased $5.75 million in 2014 compared to 2013. The increase in 2015 included $36.12 million, or 9.15 percent in interest-bearing demand and savings deposits while, at the same time noninterest bearing deposits increased $10.09 million, or 8.52 percent and time deposits decreased $28.91 million, or 6.48 percent. The increase in 2014 included $27.64 million, or 7.53 percent in interest-bearing demand and savings deposits while, at the same time, noninterest bearing deposits increased $5.79 million, or 5.13 percent and time deposits decreased $27.68 million, or 5.84 percent. Accordingly, the ratio of average noninterest-bearing deposits to total average deposits was 13.17 percent in 2015, 12.35 percent in 2014 and 11.82 percent in 2013. The general decrease in market rates in 2015 had the effect of (i) decreasing the average cost of interest-bearing deposits by 3 basis points in 2015 compared to 2014 and (ii) mitigating a portion of the impact of decreasing yields on interest-earning assets in the Company’s net interest income in 2015. The general decrease in market rates in 2014 had the effect of (i) decreasing the average cost of interest-bearing deposits by 8 basis points in 2014 compared to 2013 and (ii) mitigating a portion of the impact of decreasing yields on interest-earning assets in the Company’s net interest income in 2014.

Part II (Continued)

Item 7 (Continued)

Total average interest-bearing deposits increased $7.20 million, or 0.86 percent in 2015 compared to 2014 and decreased $38 thousand, or 0.01 percent in 2014 compared to 2013. This increase was primarily attributable to the increase in interest-bearing demand and savings accounts in 2015. While in 2014, the decrease was primarily attributable to the decrease in time deposit accounts.

The Company supplements deposit sources with brokered deposits. As of December 31, 2015, the Company had $25.6 million, or 2.53 percent of total deposits, in brokered certificates of deposit attracted by external third parties. Additional information is provided in the Notes to Consolidated Financial Statements for Deposits.

Off-Balance-Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of December 31, 2015. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements. The off-balance-sheet arrangements for loan commitments consist of approximately $8 million in 1-4 residential home equity and construction loans, $3 million in commercial real estate construction loans, $18 million in commercial/industrial loans and $38 million in the overdraft privilege program.

	Payments Due by Period
	1 Year or Less	More than 1 Year but Less Than 3 Years	3 Years or More but Less Than 5 Years	5 Years or More	Total
Contractual Obligations:
Subordinated Debentures	$-	$-	$-	$24,229	$24,229
Federal Home Loan Bank Advances	-	2,500	10,500	27,000	40,000
Operating Leases	92	38	-	-	130
Deposits with Stated Maturity Dates	287,423	88,019	23,574	716	399,732

	287,515	90,557	34,074	51,945	464,091

Other Commitments:
Loan Commitments	67,889	-	-	-	67,889
Standby Letters of Credit	1,588	-	-	-	1,588

	69,477	-	-	-	69,477
Total Contractual Obligations and
Other Commitments	$356,992	$90,557	$34,074	$51,945	$533,568

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

Part II (Continued)

Item 7 (Continued)

Loan Commitments. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses. Loan commitments outstanding at December 31, 2015 are included in the preceding table.

Standby Letters of Credit. Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. The Company’s policies generally require that standby letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit outstanding at December 31, 2015 are included in the preceding table.

Capital and Liquidity

At December 31, 2015, shareholders’ equity totaled $95.46 million compared to $99.03 million at December 31, 2014. In addition to net income of $8.37 million, other significant changes in shareholders’ equity during 2015 included $2.37 million of dividends declared on preferred stock and $9.98 million redemption of preferred stock. The accumulated other comprehensive loss component of stockholders’ equity totaled $(4.43) million at December 31, 2015 compared to $(4.84) million at December 31, 2014. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale. Under regulatory requirements, the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. Tier 1 capital consists of common stock and qualifying preferred stockholders’ equity less goodwill and disallowed deferred tax assets. Tier 2 capital consists of certain convertible, subordinated and other qualifying debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets. The Company has no Tier 2 capital other than the allowance for loan losses.

Using the capital requirements presently in effect, the Tier 1 ratio as of December 31, 2015 was 15.51 percent and total Tier 1 and 2 risk-based capital was 16.60 percent. Both of these measures compare favorably with the regulatory minimum of 6 percent for Tier 1 and 8 percent for total risk-based capital. The Company’s common equity Tier 1 ratio as of December 31, 2015 was 10.29, which exceeds the regulatory minimum of 4.50 percent. The Company’s Tier 1 leverage ratio as of December 31, 2015 was 10.69 percent, which exceeds the required ratio standard of 4 percent.

For 2015, average capital was $101.7 million, representing 8.87 percent of average assets for the year. This compares to 8.40 percent for 2014.

For 2015, the Company did not have any material commitments for capital expenditures.

Part II (Continued)

Item 7 (Continued)

The Company did not pay any common stock dividends in 2015 or 2014. The Company suspended common stock dividend payments beginning in the third quarter of 2009 for capital retention purposes.

The Company declared dividends of $2,375 and $2,689 on preferred stock during 2015 and 2014, respectively. On November 17, 2014 the Company reinstated dividend payments on the Preferred Stock and paid $5.5 million of accumulated dividends in arrears to the holders of the Preferred Stock. Additional information is provided in the Notes to the Consolidated Financial Statements for Preferred Stock.

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

The investment portfolio provides a ready means to raise cash if liquidity needs arise. As of December 31, 2015, the available for sale bond portfolio totaled $296.2 million. At December 31, 2014, the available for sale bond portfolio totaled $274.6 million. Only marketable investment grade bonds are purchased. Although most of the Banks’ bond portfolios are encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it primarily determines the Company’s liquidity posture. Colony had ratios of loans to deposits of 75.0 percent as of December 31, 2015 and 76.2 percent as of December 31, 2014. Management employs alternative funding sources when deposit balances will not meet loan demands. The ratios of loans to all funding sources (excluding Subordinated Debentures) at December 31, 2015 and December 31, 2014 were 72.1 percent and 73.2 percent, respectively. Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources. The stability of the Banks’ core deposit base is an important factor in Colony’s liquidity position. A heavy percentage of the deposit base is comprised of accounts of individuals and small businesses with comprehensive banking relationships and limited volatility. At December 31, 2015 and December 31, 2014, the Bank had $203 million and $211 million, respectively, in certificates of deposit of $100,000 or more. These larger deposits represented 20.1 percent and 21.5 percent of respective total deposits. Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed. Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

Part II (Continued)

Item 7 (Continued)

The Company supplemented deposit sources with brokered deposits. As of December 31, 2015, the Company had $25.6 million, or 2.53 percent of total deposits, in CDARS. Additional information is provided in the Notes to the Consolidated Financial Statements regarding these brokered deposits. Additionally, the Company uses external deposit listing services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed. The deposits obtained from listing services are often referred to as wholesale or Internet CDs. As of December 31, 2015, the Company had $27.2 million, or 2.69 percent of total deposits, in internet certificates of deposit obtained through deposit listing services.

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

Part II (Continued)

Item 7 (Continued)

Impact of Inflation and Changing Prices

The Company’s financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). GAAP presently requires the Company to measure financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on the operations of the Company is reflected in increased operating costs, though given recent economic conditions, the Company has not experienced any material effects of inflation during the last three fiscal years. In management’s opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond the control of the Company, including changes in the expected rate of inflation, the influence of general and local economic conditions and the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities, among other things, as further discussed in the next section.

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

Part II (Continued)

Item 7 (Continued)

Quantitative and Qualitative Disclosures About Market Risk

AVERAGE BALANCE SHEETS

		2015			2014			2013
	Average	Income/	Yields/	Average	Income/	Yields/	Average	Income/	Yields/
	Balances	Expense	Rates	Balances	Expense	Rates	Balances	Expense	Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Income (1)	$756,953	$39,814	5.26%	$741,484	$39,814	5.37%	$744,627	$41,473	5.57%
Investment Securities
Taxable	276,807	4,278	1.55	282,056	4,763	1.69	272,818	3,597	1.32
Tax-Exempt (2)	2,171	98	4.51	2,418	113	4.67	2,871	139	4.84
Total Investment Securities	278,978	4,376	1.57	284,474	4,876	1.71	275,689	3,736	1.36
Interest-Bearing Deposits	29,815	80	0.27	16,193	42	0.26	9,625	27	0.28
Federal Funds Sold	6,056	15	0.25	12,551	32	0.25	14,969	39	0.26
Other Interest-Earning Assets	2,754	122	4.43	2,906	115	3.96	3,275	81	2.47
Total Interest-Earning Assets	1,074,556	44,407	4.13	1,057,608	44,879	4.24	1,048,185	45,356	4.33
Noninterest-Earning Assets
Cash	19,049			9,698			19,401
Allowance for Loan Losses	(8,587)			(10,841)			(13,347)
Other Assets	61,966			71,587			63,832
Total Noninterest-Earning Assets	72,428			70,444			69,886
Total Assets	$1,146,984			$1,128,052			$1,118,071
Liabilities and Stockholders' Equity
Interest-Bearing Liabilities
Interest-Bearing Demand and Savings	$430,731	$1,495	0.35%	$394,615	$1,398	0.35%	$366,974	$1,335	0.36%
Other Time	417,080	3,362	0.81	445,993	3,715	0.83	473,672	4,486	0.95
Total Interest-Bearing Deposits	847,811	4,857	0.57	840,608	5,113	0.61	840,646	5,821	0.69
Other Interest-Bearing Liabilities
Other Borrowed Money	40,000	1,209	3.02	40,000	1,168	2.92	40,299	1,159	2.88
Subordinated Debentures	24,229	503	2.08	24,229	518	2.14	24,229	517	2.13
Federal Funds Purchased and
Repurchase Agreements	3	-	-	2	-	-	34	-	-
Total Other Interest-Bearing
Liabilities	64,232	1,712	2.67	64,231	1,686	2.62	64,562	1,676	2.6
Total Interest-Bearing Liabilities	912,043	6,569	0.72	904,839	6,799	0.75	905,208	7,497	0.83
Noninterest-Bearing Liabilities and
Stockholders' Equity
Demand Deposits	128,541			118,452			112,667
Other Liabilities	4,690			10,010			6,838
Stockholders' Equity	101,710			94,751			93,358
Total Noninterest-Bearing
Liabilities and Stockholders' Equity	234,941			223,213			212,863
Total Liabilities and Stockholders' Equity	$1,146,984			$1,128,052			$1,118,071
Interest Rate Spread			3.41%			3.49%			3.50%
Net Interest Income		$37,838			$38,080			$37,859
Net Interest Margin			3.52%			3.60%			3.61%

(1)

The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable equivalent adjustments totaling $99, $79 and $123 for 2015, 2014 and 2013, respectively, are included in interest on loans. The adjustments are based on a federal tax rate of 34 percent.

(2)

Taxable-equivalent adjustments totaling $33, $38 and $47 for 2015, 2014 and 2013 respectively, are included in tax-exempt interest on investment securities. The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

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

Our exposure to interest rate risk is reviewed at least quarterly by our Board of Directors and the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine our change in net portfolio value in the event of assumed changes in interest rates. In order to reduce the exposure to interest rate fluctuations, we have implemented strategies to more closely match our balance sheet composition. The Company has engaged FTN Financial to run a quarterly asset/liability model for interest rate risk analysis. We are generally focusing our investment activities on securities with terms or average lives in the 3 ½ - 5 ½ year range.

Part II (Continued)

Item 7 (Continued)

The following table is an analysis of the Company’s interest rate-sensitivity position at December 31, 2015. The interest-bearing rate-sensitivity gap, which is the difference between interest-earning assets and interest-bearing liabilities by repricing period, is based upon maturity or first repricing opportunity, along with a cumulative interest rate-sensitivity gap. It is important to note that the table indicates a position at a specific point in time and may not be reflective of positions at other times during the year or in subsequent periods. Major changes in the gap position can be, and are, made promptly as market outlooks change.

	Assets and Liabilities Repricing Within
	3 Months	4 to 12		1 to 5	Over 5
	or Less	Months	1 Year	Years	Years	Total

INTEREST-EARNING ASSETS:
Interest-Bearing Deposits	$38,615	$-	$38,615	$-	$-	$38,615
Investment Securities	-	1,695	1,695	225,241	69,213	296,149
Loans, Net of Unearned Income	177,355	112,820	290,175	407,854	60,250	758,279
Other Interest- Earning Assets	2,731	-	2,731	-	-	2,731

Total Interest-Earning Assets	$218,701	$114,515	$333,216	$633,095	$129,463	$1,095,774

INTEREST-BEARING LIABILITIES:
Interest-Bearing Demand Deposits (1)	412,959	-	412,959	-	-	412,959
Savings (1)	64,976	-	64,976	-	-	64,976
Time Deposits	88,209	199,213	287,422	111,594	716	399,732
Other Borrowings	-	-	-	13,000	27,000	40,000
Subordinated Debentures	24,229	-	24,229	-	-	24,229

Total Interest-Bearing Liabilities	590,373	199,213	789,586	124,594	27,716	941,896

Interest Rate-Sensitivity Gap	(371,672)	(84,698)	(456,370)	508,501	101,747	$153,878

Cumulative Interest-Sensitivity Gap	$(371,672)	$(456,370)	$(456,370)	$52,131	$153,878

Interest Rate-Sensitivity Gap as a Percentage of Interest-Earning Assets	(33.92)%	(7.73)%	(41.65)%	46.41%	9.29%

Cumulative Interest Rate-Sensitivity as a Percentage of Interest-Earning Assets	(33.92)%	(41.65)%	(41.65)%	4.76%	14.04%

(1) Interest-bearing Demand and Savings Accounts for repricing purposes are considered to reprice within 3 months or less.

Part II (Continued)

Item 7 (Continued)

The foregoing table indicates that we had a one year negative gap of $456.4 million, or 41.65 percent of total interest-earning assets at December 31, 2015. In theory, this would indicate that at December 31, 2015, $456.4 million more in liabilities than assets would reprice if there were a change in interest rates over the next 365 days. Thus, if interest rates were to decline, the gap would indicate a resulting increase in net interest margin. However, changes in the mix of interest-earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and our supporting liability can vary significantly while the timing of repricing of both the assets and our supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposits.

Gap analysis has certain limitations. Measuring the volume of repricing or maturing assets and liabilities does not always measure the full impact on the portfolio value of equity or net interest income. Gap analysis does not account for rate caps on products; dynamic changes such as increasing prepay speeds as interest rates decrease, basis risk, or the benefit of non-rate funding sources. The majority of our loan portfolio reprices quickly and completely following changes in market rates, while non-term deposit rates in general move slowly and usually incorporate only a fraction of the change in rates. Products categorized as nonrate sensitive, such as our noninterest-bearing demand deposits, in the gap analysis behave like long term fixed rate funding sources. Both of these factors tend to make our actual behavior more asset sensitive than is indicated in the gap analysis. In fact, we experience higher net interest income when rates rise, opposite what is indicated by the gap analysis. Therefore, management uses gap analysis, net interest margin analysis and market value of portfolio equity as our primary interest rate risk management tools. The Company has established its one year gap to be 80 percent to 120 percent. The most recent analysis as of December 31, 2015 indicates a one year gap of 95 percent. The analysis reflects slight net interest margin compression in both a declining and increasing interest rate environment. Given that interest rates have basically “bottomed-out” with the recent Federal Reserve action, the Company is anticipating interest rates to increase in the future though we believe that interest rates will remain flat most of 2016. The Company is focusing on areas to minimize margin compression in the future by minimizing longer term fixed rate loans, shortening on the yield curve with investments, securing longer term FHLB advances, securing certificates of deposit for longer terms and focusing on reduction of nonperforming assets.

The Company utilizes FTN Financial Asset/Liability Management Analysis for a more dynamic analysis of balance sheet structure. The Company has established policies for rate shock per basis point (bp) for earnings at risk for net interest income and for equity at risk. The following table shows the policy limits with the rate shock for earnings at risk and equity at risk as of December 31, 2015.

	Rate Shock	Policy Limit	Immediate Shock (-) decrease bp	Immediate Shock (+) increase bp
Net Interest Income –
Earnings at Risk	+/- 100 bp	+/- 10%	-0.98%	0.23%
	+/- 200 bp	+/- 15%	-7.47%	-0.27%
	+/- 300 bp	+/- 20%	-9.98%	-1.26%
	+/- 400 bp	+/- 25%	-11.96%	-2.55%

Equity at Risk	+/- 100 bp	+/- 10%	-7.47%	8.85%
	+/- 200 bp	+/- 20%	-24.66%	13.64%
	+/- 300 bp	+/- 30%	-27.76%	16.28%
	+/- 400 bp	+/- 40%	-28.27%	24.02%

Part II (Continued)

Item 7 (Continued)

Return on Assets and Stockholder’s Equity

The following table presents selected financial ratios for each of the periods indicated.

	Years Ended December 31
	2015	2014	2013

Return on Average Assets(1)	0.52%	0.43%	0.28%

Return on Average Equity(1)	5.90%	5.11%	3.34%

Equity to Assets	8.13%	8.63%	7.83%

Common Stock Dividends Declared	$0.00	$0.00	$0.00

(1) Computed using net income available to common shareholders.

Future Outlook

During the recent financial crisis, the financial industry experienced tremendous adversities as a result of the collapse of the real estate markets across the country. Colony, like most banking companies, has been affected by these economic challenges that started with a rapid stall of real estate sales and developments throughout the county. While much has been accomplished in addressing problem assets the past several years, there is still work to be done in bringing our problem assets to an acceptable level. A focus in 2016 will be directed toward further reduction of problem assets.

As we look forward to 2016 we are committed to improving earnings, reducing problem assets and redeeming TARP preferred stock. Given the improved condition of the company we are also considering product and market expansion. We currently have three initiatives for market expansion in 2016. We are opening a new office in Tifton, while simultaneously closing two smaller leased offices that we currently occupy. In Statesboro, we are renovating space to open a residential mortgage and commercial loan production office. In Savannah, we are renovating a 100 year old structure to house our downtown office. This will be our third office in the Savannah market which has been demonstrating impressive growth trends. Also to be more efficient with our operations, we will be closing two offices in smaller rural markets.

We continue to explore opportunities to improve core non-interest income. Revenue enhancement initiatives to accomplish this include new product lines and services. The Company will also invest in new technology with implementation of a new loan platform which will offer much efficiency with our “back-office” operations.

In addition, we continue to make efforts to attract and retain top talent to improve business operations. To that end, the Company entered into Retention Agreements with members of management in the first quarter of 2015. The Company expects that these agreements will facilitate the retention of key individuals responsible for maintaining current operations and spearheading future product and market expansion.

Part II (Continued)

Item 7A

Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is located in Item 7 under the heading Interest Rate Sensitivity.

Item 8

Financial Statements and Supplemental Data

The following consolidated financial statements of the Registrant and its subsidiaries are included on Exhibit 13 of this Annual Report on Form 10-K:

Consolidated Balance Sheets - December 31, 2015 and 2014

Consolidated Statements of Income - Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Comprehensive Income - Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Stockholders’ Equity - Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows - Years Ended December 31, 2015, 2014 and 2013

Notes to Consolidated Financial Statements

Part II (Continued)

Item 8 (Continued)

Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2015 and 2014:

	Three Months Ended
	December 31	September 30	June 30	March 31
	($ in Thousands, Except Per Share Data)
2015
Interest Income	$11,362	$11,117	$10,930	$10,866
Interest Expense	1,602	1,620	1,683	1,664
Net Interest Income	9,760	9,497	9,247	9,202
Provision for Loan Losses	125	250	129	362
Securities Gains	(23)	9	-	3
Noninterest Income	2,265	2,224	2,358	2,209
Noninterest Expense	8,783	8,335	8,320	8,286
Income Before Income Taxes	3,094	3,145	3,156	2,766
Provision for Income Taxes	989	945	971	883
Net Income	2,105	2,200	2,185	1,883
Preferred Stock Dividends	521	594	630	630
Net Income Available to Common Stockholders	$1,584	$1,606	$1,555	$1,253

Net Income Per Common Share
Basic	$0.19	$0.19	$0.18	$0.15
Diluted	$0.19	$0.19	$0.18	$0.15

2014
Interest Income	$11,158	$11,400	$11,251	$10,953
Interest Expense	1,655	1,662	1,723	1,759
Net Interest Income	9,503	9,738	9,528	9,194
Provision for Loan Losses	-	500	481	327
Securities Gains	23	-	1	-
Noninterest Income	2,384	2,410	2,245	2,062
Noninterest Expense	9,289	8,534	8,291	8,866
Income Before Income Taxes	2,621	3,114	3,002	2,063
Provision for Income Taxes	643	1,033	986	606
Net Income	$1,978	2,081	2,016	1,457
Preferred Stock Dividends	668	697	681	643
Net Income Available to Common Stockholders	$1,310	$1,384	$1,335	$814

Net Income Per Common Share
Basic	$0.15	$0.16	$0.16	$0.10
Diluted	$0.15	$0.16	$0.16	$0.10

Part II (Continued)

Item 9

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company did not change auditors in 2015. In addition, there was no accounting or disclosure disagreement or reportable event with the current auditors that would have required the filing of a report on Form 8-K.

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

During the year ended December 31, 2015, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Colony’s management assessed the effectiveness of Colony’s internal control over financial reporting as of December 31, 2015 based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that Colony maintained effective internal control over financial reporting as of December 31, 2015.

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

March 10, 2016

Part II (Continued)

Item 9A (Continued)

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

The remaining information required by this item is incorporated by reference to the Directors and Nominees section of the Company’s definitive Proxy Statements to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

Item 11

Executive Compensation

The information required by this item is incorporated by reference to the Executive Compensation section of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

Part III (Continued)

Item 12

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The Company does not currently have any securities authorized for issuance pursuant to the grant or exercise of awards under an equity compensation plan.

The remaining information required by this item is incorporated by reference to Security Ownership of Certain Beneficial Owners section of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

Item 13

Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to the Governance of the Company and Related Party Transactions with the Company sections of the Company’s definitive Proxy Statements to be filed with Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the fiscal year covered by this Annual Report.

Item 14

Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the Independent Public Accountants section of the Company’s definitive Proxy Statements to be filed with Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the fiscal year covered by this Annual Report.

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

3.5	Amendment to the Company’s Bylaws

-filed as Exhibit 99.1 to the Registrant’s 8-K (File No.000-12436) , filed with the Commission on May 29, 2015 and incorporated herein by reference.

4.1	Instruments Defining the Rights of Security Holders

-incorporated herein by reference to page 1 of the Company’s Definitive Proxy Statement for Annual Meeting of Stockholders to be held on April 26, 2005, filed with the Securities and Exchange Commission on March 2, 2005 (File No. 000-12436).

Part IV (Continued)

Item 15 (Continued)

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

10.9	Retention Agreements

-filed as Exhibit 99.1 to the Registrant’s 10-Q for the period ended March 31, 2015 (File No. 000-12436), filed with the Commission on May 4, 2015 and incorporated herein by reference.

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

March 10, 2016
Date

/s/ Terry L. Hester
Terry L. Hester Executive Vice-President/Chief Financial Officer/Director

March 10, 2016
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ B. Gene Waldron	March 10, 2016
B. Gene Waldron, Director	Date

/s/ Mark H. Massee	March 10, 2016
Mark H. Massee, Director	Date

/s/ Jonathan W. R. Ross	March 10, 2016
Jonathan W. R. Ross, Director	Date

/s/ Frederick Dwozan	March 10, 2016
M. Frederick Dwozan, Director	Date

/s/ Scott Lowell Downing	March 10, 2016
Scott Lowell Downing, Director	Date