Form 10-Q
period 2016-03-31
COLONY BANKCORP INC
filed 2016-05-05
CIK 711669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 2016	COMMISSION FILE NUMBER 0-12436

COLONY BANKCORP, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

GEORGIA	58-1492391
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NUMBER)

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).

YES          NO X

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS	OUTSTANDING AT MAY 5, 2016
COMMON STOCK, $1 PAR VALUE	8,439,258

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	Local and regional economic conditions and the impact they may have on the Company and its customers and the Company’s assessment of that impact.

●	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.

●	The effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board.

●	Inflation, interest rate, market and monetary fluctuations.

●	Political instability.

●	Acts of war, terrorism or cyberterrorism.

●	The timely development and acceptance of new products and services and perceived overall value of these products and services by users.

●	Changes in consumer spending, borrowings and savings habits.

●	Technological changes.

●	Acquisitions and integration of acquired businesses.

●	The ability to increase market share and control expenses.

●	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiary must comply.

●	The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters.

●	Changes in the Company’s organization, compensation and benefit plans.

●	The costs and effects of litigation and of unexpected or adverse outcomes in such litigation.

●	Greater than expected costs or difficulties related to the integration of new lines of business.

●	The Company’s success at managing the risks involved in the foregoing items.

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

PART 1. FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

THE FOLLOWING FINANCIAL STATEMENTS ARE PROVIDED FOR COLONY BANKCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY BANK, COLONY BANK

A.	CONSOLIDATED BALANCE SHEETS – MARCH 31, 2016 (UNAUDITED) AND DECEMBER 31, 2015 (AUDITED).

B.	CONSOLIDATED STATEMENTS OF INCOME – FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED).

C.	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED).

D.	CONSOLIDATED STATEMENTS OF CASH FLOWS – FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED).

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING SOLELY OF NORMAL RECURRING ADJUSTMENTS) NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2016 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

Part I (Continued)

Item 2 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2016 AND DECEMBER 31, 2015
(DOLLARS IN THOUSANDS)

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS
Cash and Cash Equivalents
Cash and Due from Banks	$16,070	$22,257

Interest-Bearing Deposits	32,842	38,615
Investment Securities
Available for Sale, at Fair Value	308,840	296,149

Federal Home Loan Bank Stock, at Cost	2,755	2,731
Loans	754,261	758,636
Allowance for Loan Losses	(9,549)	(8,604)
Unearned Interest and Fees	(356)	(357)
	744,356	749,675
Premises and Equipment	27,019	26,454
Other Real Estate (Net of Allowance of $1,462 and $1,582 as of March 31, 2016 and December 31, 2015, Respectively)	9,618	8,839
Other Intangible Assets	107	116
Other Assets	26,782	29,313
Total Assets	$1,168,389	$1,174,149

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest-Bearing	$135,351	$133,886
Interest-Bearing	864,692	877,668
	1,000,043	1,011,554
Borrowed Money
Subordinated Debentures	24,229	24,229
Other Borrowed Money	40,000	40,000
	64,229	64,229

Other Liabilities	3,574	2,909

Stockholders' Equity
Preferred Stock, Stated Value $1,000 a Share; Authorized 10,000,000 Shares, Issued 18,021 Shares and 18,021 as of March 31, 2016 and December 31, 2015, Respectively	18,021	18,021
Common Stock, Par Value $1 a Share; Authorized 20,000,000 Shares, Issued 8,439,258 Shares as of March 31, 2016 and December 31, 2015	8,439	8,439
Paid-In Capital	29,145	29,145
Retained Earnings	45,941	44,286
Accumulated Other Comprehensive (Loss), Net of Tax Benefits	(1,003)	(4,434)
	100,543	95,457
Total Liabilities and Stockholders' Equity	$1,168,389	$1,174,149

The accompanying notes are an integral part of these statements.

Part I (Continued)

Item 2 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended
	March 31, 2016	March 31, 2015
Interest Income
Loans, Including Fees	$9,632	$9,709
Federal Funds Sold	-	15
Deposits with Other Banks	38	17
Investment Securities
U.S. Government Agencies	1,353	1,070
State, County and Municipal	34	25
Dividends on Other Investments	32	30
	11,089	10,866
Interest Expense
Deposits	1,204	1,219
Borrowed Money	429	445
	1,633	1,664

Net Interest Income	9,456	9,202
Provision for Loan Losses	354	362
Net Interest Income After Provision for Loan Losses	9,102	8,840

Noninterest Income
Service Charges on Deposits	1,002	987
Other Service Charges, Commissions and Fees	704	662
Mortgage Fee Income	100	113
Securities Gains (Losses)	2	3
Other	364	447
	2,172	2,212
Noninterest Expenses
Salaries and Employee Benefits	4,474	4,468
Occupancy and Equipment	964	993
Other	2,797	2,825
	8,235	8,286

Income Before Income Taxes	3,039	2,766
Income Taxes	978	883
Net Income	2,061	1,883
Preferred Stock Dividends	405	630
Net Income Available to Common Stockholders	$1,656	$1,253
Net Income Per Share of Common Stock
Basic	$0.20	$0.15
Diluted	$0.20	$0.15
Cash Dividends Declared Per Share of Common Stock	$-	$-
Weighted Average Basic Shares Outstanding	8,439,258	8,439,258
Weighted Average Diluted Shares Outstanding	8,483,727	8,439,258

The accompanying notes are an integral part of these statements.

Part I (Continued)

Item 2 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended
	March 31, 2016	March 31, 2015

Net Income	$2,061	$1,883

Other Comprehensive Income:

Gains (Losses) on Securities Arising During the Year	5,197	3,154
Tax Effect	(1,767)	(1,074)
Realized Gains (Losses) on Sale of AFS Securities	2	3
Tax Effect	(1)	(1)

Change in Unrealized Gains (Losses) on Securities Available for Sale, Net of Reclassification Adjustment and Tax Effects	3,431	2,082

Comprehensive Income	$5,492	$3,965

The accompanying notes are an integral part of these statements.

Part I (Continued)

Item 2 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended
	March 31, 2016	March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,061	$1,883
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	379	410
Provision for Loan Losses	354	362
Securities (Gains) Losses	(2)	(3)
Amortization and Accretion	359	390
(Gain) Losses on Sale of Other Real Estate and Repossessions	(42)	10
Provision for Losses on Other Real Estate	78	-
Increase in Cash Surrender Value of Life Insurance	(155)	(117)
(Gain) Loss on Sale of Premises & Equipment	73	-
Other Prepaids, Deferrals and Accruals, Net	1,558	(220)
	4,663	2,715
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Investment Securities Available for Sale	(30,834)	(38,257)
Proceeds from Maturities, Calls, and Paydowns of Investment Securities:
Available for Sale	11,206	11,326
Proceeds from Sale of Investment Securities Available for Sale	11,800	25,173
Interest-Bearing Deposits in Other Banks	5,773	(21,106)
Net Loans to Customers	2,749	(12,518)
Purchase of Premises and Equipment	(1,031)	(195)
Proceeds from Sale of Other Real Estate and Repossessions	1,413	2,641
Federal Home Loan Bank Stock	(24)	100
Proceeds from Sale of Premises and Equipment	14	-
	1,066	(32,836)
CASH FLOWS FROM FINANCING ACTIVITIES
Noninterest-Bearing Customer Deposits	1,465	244
Interest-Bearing Customer Deposits	(12,976)	6,309
Dividends Paid for Preferred Stock	(405)	(630)
Redemption of Preferred Stock	-	-
Payments on Federal Home Loan Bank Advances	(3,000)	-
Proceeds from Federal Home Loan Bank Advances	3,000	-
	(11,916)	5,923

Net Decrease in Cash and Cash Equivalents	(6,187)	(24,198)
Cash and Cash Equivalents at Beginning of Period	22,257	44,605
Cash and Cash Equivalents at End of Period	$16,070	$20,407

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

The consolidated financial statements in this report are unaudited, except for the December 31, 2015 consolidated balance sheet. All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company. The results of operations for the three months ended March 31, 2016, are not necessarily indicative of the results which may be expected for the entire year.

Nature of Operations

The Bank provides a full range of retail and commercial banking services for consumers and small- to medium-size businesses located primarily in central, south and coastal Georgia. Colony Bank is headquartered in Fitzgerald, Georgia with banking offices in Albany, Ashburn, Broxton, Centerville, Columbus, Cordele, Douglas, Eastman, Fitzgerald, Leesburg, Moultrie, Quitman, Rochelle, Savannah, Soperton, Sylvester, Thomaston, Tifton, Valdosta and Warner Robins. Lending and investing activities are funded primarily by deposits gathered through its retail banking office network.

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

Reclassifications

In certain instances, amounts reported in prior years’ consolidated financial statements have been reclassified to conform to statement presentations selected for 2016. Such reclassifications had no effect on previously reported stockholders’ equity or net income.

Concentrations of Credit Risk

Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions. The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk, particularly with the current economic downturn in the real estate market. At March 31, 2016, approximately 87 percent of the Company’s loan portfolio was concentrated in loans secured by real estate. A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector. Declining collateral real estate values that secure land development, construction and speculative real estate loans in the Company’s larger MSA markets have resulted in high loan loss provisions in recent years. In addition, a large portion of the Company’s foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions. Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.

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

The allowance consists of specific, historical and general components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan are lower than the carrying value of that loan. The historical component covers nonclassified loans and is based on historical loss experience adjusted for qualitative factors. A general component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The general component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and historical losses in the portfolio. General valuation allowances are based on internal and external qualitative risk factors such as (1) changes in lending policies and procedures, including changes in underwriting standards and collections, charge offs, and recovery practices, (2) changes in international, national, regional, and local conditions, (3) changes in the nature and volume of the portfolio and terms of loans, (4) changes in the experience, depth, and ability of lending management, (5) changes in the volume and severity of past due loans and other similar conditions, (6) changes in the quality of the organization's loan review system, (7) changes in the value of underlying collateral for collateral dependent loans, (8) the existence and effect of any concentrations of credit and changes in the levels of such concentrations, and (9) the effect of other external factors (i.e. competition, legal and regulatory requirements) on the level of estimated credit losses.

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

Bank-Owned Life Insurance

The Company has purchased life insurance on the lives of certain key members of management and directors. The life insurance policies are recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or amounts due that are probable at settlement, if applicable. Increases in the cash surrender value are recorded as other income in the consolidated statements of income. The cash surrender value of the insurance contracts is recorded in other assets on the consolidated balance sheets in the amount of $14,985 and $14,830 as of March 31, 2016 and December 31, 2015, respectively.

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

Changes in Accounting Principles and Effects of New Accounting Pronouncements

ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity is expected to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each performance obligation. ASU 2014-09, as deferred one year by ASU 2015-14, is effective for the Company in the first quarter of fiscal year 2018. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on the consolidated financial statements.

ASU 2016-1, “No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU  2016-1, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. ASU  2016-1 will be effective for the Company on January 1, 2018. The Company is currently evaluating the impact of the pending adoption of ASU 2016-1 on the consolidated financial statements.

ASU 2016-02, "Leases." This ASU requires lessees to put most leases on their balance sheets but recognize expenses in the income statement in a manner similar to current accounting treatment. This ASU changes the guidance on sale-leaseback transactions, initial direct costs and lease execution costs, and, for lessors, modifies the classification criteria and the accounting for sales-type and direct financing leases. For public business entities, this ASU is effective for annual periods beginning after December 15, 2018, and interim periods therein. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company is evaluating the impact of this ASU on its financial statements and disclosures.

ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." This ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, this ASU is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods therein. The Company is evaluating the impact of this ASU on its financial statements and disclosures.

Part I (Continued)

Item 2 (Continued)

(2) Investment Securities

Investment securities as of March 31, 2016 and December 31, 2015 are summarized as follows:

March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U. S. Government Agencies
Mortgage-Backed	$305,385	$1,058	$(2,633)	$303,810
State, County & Municipal	4,975	74	(19)	5,030
	$310,360	$1,132	$(2,652)	$308,840

December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U. S. Government Agencies
Mortgage-Backed	$297,779	$63	$(6,792)	$291,050
State, County & Municipal	5,089	30	(20)	5,099
	$302,868	$93	$(6,812)	$296,149

The amortized cost and fair value of investment securities as of March 31, 2016, by contractual maturity, are shown hereafter. Expected maturities may differ from contractual maturities for certain investments because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This is often the case with mortgage-backed securities, which are disclosed separately in the table below.

	Securities
	Available for Sale
	Amortized Cost	Fair Value

Due In One Year or Less	$330	$331
Due After One Year Through Five Years	1,480	1,473
Due After Five Years Through Ten Years	1,671	1,717
Due After Ten Years	1,494	1,509
	$4,975	$5,030

Mortgage-Backed Securities	305,385	303,810
	$310,360	$308,840

Proceeds from the sale of investments available for sale during the first three months of 2016 totaled $11,800 compared to $25,173 for the first three months of 2015. The sale of investments available for sale during the first three months of 2016 resulted in gross realized gains of $9 and losses of $7.

Investment securities having a carry value approximating $132,675 and $133,754 as of March 31, 2016 and December 31, 2015, respectively, were pledged to secure public deposits and for other purposes.

Part I (Continued)

Item 2 (Continued)

(2) Investment Securities (Continued)

Information pertaining to securities with gross unrealized losses at March 31, 2016 and December 31, 2015 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

March 31, 2016
U.S. Government Agencies
Mortgage-Backed	$37,615	$(202)	$126,577	$(2,431)	$164,192	$(2,633)
State, County and Municipal	701	(12)	249	(7)	950	(19)
	$38,316	$(214)	$126,826	$(2,438)	$165,142	$(2,652)

December 31, 2015
U.S. Government Agencies
Mortgage-Backed	$139,765	$(1,270)	$139,720	$(5,522)	$279,485	$(6,792)
State, County and Municipal	1,035	(20)	-	-	1,035	(20)
	$140,800	$(1,290)	$139,720	$(5,522)	$280,520	$(6,812)

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

At March 31, 2016, the debt securities with unrealized losses have depreciated 1.58 percent from the Company’s amortized cost basis. These securities are guaranteed by either the U.S. Government, other governments or U.S. corporations. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary.

Part I (Continued)

Item 2 (Continued)

(3) Loans

The following table presents the composition of loans segregated by class of loans, as of March 31, 2016 and December 31, 2015.

	March 31, 2016	December 31, 2015
Commercial and Agricultural
Commercial	$45,115	$47,782
Agricultural	18,562	19,193

Real Estate
Commercial Constuction	35,970	40,107
Residential Construction	9,849	9,413
Commercial	347,372	346,262
Residential	195,679	197,002
Farmland	66,285	61,780

Consumer and Other
Consumer	19,661	20,605
Other	15,768	16,492

Total Loans	$754,261	$758,636

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

The following table presents the loan portfolio by credit quality indicator (risk grade) as of March 31, 2016 and December 31, 2015. Those loans with a risk grade of 1, 2, 3 or 4 have been combined in the pass column for presentation purposes. For the period ending March 31, 2016, the Company did not have any loans classified as “doubtful” or a “loss”.

March 31, 2016
	Pass	Special Mention	Substandard	Total Loans
Commercial and Agricultural
Commercial	$41,878	$1,749	$1,488	$45,115
Agricultural	18,240	75	247	18,562

Real Estate
Commercial Construction	33,618	1,001	1,351	35,970
Residential Construction	9,849	-	-	9,849
Commercial	322,522	6,565	18,285	347,372
Residential	176,393	8,418	10,868	195,679
Farmland	61,104	1,029	4,152	66,285

Consumer and Other
Consumer	19,129	119	413	19,661
Other	15,746	-	22	15,768

Total Loans	$698,479	$18,956	$36,826	$754,261

Part I (Continued)

Item 2 (Continued)

(3) Loans (Continued)

December 31, 2015
	Pass	Special Mention	Substandard	Total Loans
Commercial and Agricultural
Commercial	$44,274	$1,927	$1,581	$47,782
Agricultural	18,970	18	205	19,193

Real Estate
Commercial Construction	36,516	913	2,678	40,107
Residential Construction	9,413	-	-	9,413
Commercial	320,566	13,653	12,043	346,262
Residential	177,054	8,546	11,402	197,002
Farmland	56,798	930	4,052	61,780

Consumer and Other
Consumer	20,038	156	411	20,605
Other	16,467	-	25	16,492

Total Loans	$700,096	$26,143	$32,397	$758,636

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

Part I (Continued)

Item 2 (Continued)

(3) Loans (Continued)

The following table represents an age analysis of past due loans and nonaccrual loans, segregated by class of loans, as of March 31, 2016 and December 31, 2015:

March 31, 2016
	Accruing Loans
			Total
		90 Days	Accruing
	30-89 Days	or More	Loans Past	Nonaccrual	Current
	Past Due	Past Due	Due	Loans	Loans	Total Loans
Commercial and Agricultural
Commercial	$286	$-	$286	$529	$44,300	$45,115
Agricultural	777	-	777	193	17,592	18,562

Real Estate
Commercial Construction	177	-	177	228	35,565	35,970
Residential Construction	-	-	-	-	9,849	9,849
Commercial	5,385	-	5,385	6,755	335,232	347,372
Residential	2,199	-	2,199	2,874	190,606	195,679
Farmland	191	-	191	1,327	64,767	66,285

Consumer and Other
Consumer	223	8	231	195	19,235	19,661
Other	-	-	-	-	15,768	15,768

Total Loans	$9,238	$8	$9,246	$12,101	$732,914	$754,261

December 31, 2015
	Accruing Loans
			Total
		90 Days	Accruing
	30-89 Days	or More	Loans Past	Nonaccrual	Current
	Past Due	Past Due	Due	Loans	Loans	Total Loans
Commercial and Agricultural
Commercial	$491	$-	$491	$577	$46,714	$47,782
Agricultural	71	-	71	178	18,944	19,193

Real Estate
Commercial Construction	90	-	90	1,643	38,374	40,107
Residential Construction	-	-	-	-	9,413	9,413
Commercial	6,031	-	6,031	7,565	332,666	346,262
Residential	3,683	-	3,683	3,164	190,155	197,002
Farmland	123	-	123	1,103	60,554	61,780

Consumer and Other
Consumer	470	8	478	178	19,949	20,605
Other	-	-	-	-	16,492	16,492

Total Loans	$10,959	$8	$10,967	$14,408	$733,261	$758,636

Part I (Continued)

Item 2 (Continued)

(3) Loans (Continued)

The following table details impaired loan data as of March 31, 2016:

March 31, 2016
	Unpaid
	Contractual			Average	Interest	Interest
	Principal	Impaired	Related	Recorded	Income	Income
	Balance	Balance	Allowance	Investment	Recognized	Collected

With No Related Allowance Recorded
Commercial	$502	$500	$-	$477	$2	$3
Agricultural	213	193	-	185	7	10
Commercial Construction	466	466	-	1,182	4	3
Residential Construction	-	-	-	-	-	-
Commercial Real Estate	10,439	9,992	-	12,557	89	93
Residential Real Estate	5,209	4,288	-	4,432	52	48
Farmland	1,328	1,327	-	1,215	(4)	-
Consumer	207	195	-	187	1	4
Other	-	-	-	-	-	-

	18,364	16,961	-	20,235	151	161

With An Allowance Recorded
Commercial	29	28	4	76	-	-
Agricultural	-	-	-	-	-	-
Commercial Construction	75	75	24	76	-	-
Residential Construction	-	-	-	-	-	-
Commercial Real Estate	7,279	7,265	1,940	8,110	50	52
Residential Real Estate	971	964	528	1,019	1	1
Farmland	386	386	35	387	5	5
Consumer	-	-	-	-	-	-
Other	-	-	-	-	-	-

	8,740	8,718	2,531	9,668	56	58

Total
Commercial	531	528	4	553	2	3
Agricultural	213	193	-	185	7	10
Commercial Construction	541	541	24	1,258	4	3
Residential Construction	-	-	-	-	-	-
Commercial Real Estate	17,718	17,257	1,940	20,667	139	145
Residential Real Estate	6,180	5,252	528	5,451	53	49
Farmland	1,714	1,713	35	1,602	1	5
Consumer	207	195	-	187	1	4
Other	-	-	-	-	-	-

	$27,104	$25,679	$2,531	$29,903	$207	$219

Part I (Continued)

Item 2 (Continued)

(3) Loans (Continued)

The following table details impaired loan data as of December 31, 2015:

December 31, 2015
	Unpaid
	Contractual			Average	Interest	Interest
	Principal	Impaired	Related	Recorded	Income	Income
	Balance	Balance	Allowance	Investment	Recognized	Collected

With No Related Allowance Recorded
Commercial	$454	$454	$-	$535	$17	$21
Agricultural	196	178	-	163	(10)	10
Commercial Construction	6,888	1,897	-	2,867	26	27
Commercial Real Estate	15,569	15,122	-	15,430	529	531
Residential Real Estate	5,429	4,576	-	4,715	176	159
Farmland	1,105	1,103	-	1,340	1	2
Consumer	180	178	-	191	14	15
Other	-	-	-	48	-	-

	29,821	23,508	-	25,289	753	765

With An Allowance Recorded
Commercial	123	123	95	100	2	3
Agricultural	-	-	-	-	-	-
Commercial Construction	77	77	25	92	-	-
Commercial Real Estate	8,969	8,956	1,608	6,673	214	209
Residential Real Estate	1,083	1,075	308	1,089	16	16
Farmland	388	388	37	391	21	21
Consumer	-	-	-	-	-	-
Other	-	-	-	-	-	-

	10,640	10,619	2,073	8,345	253	249

Total
Commercial	577	577	95	635	19	24
Agricultural	196	178	-	163	(10)	10
Commercial Construction	6,965	1,974	25	2,959	26	27
Commercial Real Estate	24,538	24,078	1,608	22,103	743	740
Residential Real Estate	6,512	5,651	308	5,804	192	175
Farmland	1,493	1,491	37	1,731	22	23
Consumer	180	178	-	191	14	15
Other	-	-	-	48	-	-

	$40,461	$34,127	$2,073	$33,634	$1,006	$1,014

Part I (Continued)

Item 2 (Continued)

(3) Loans (Continued)

The following table details impaired loan data as of March 31, 2015:

March 31, 2015
	Unpaid
	Contractual			Average	Interest	Interest
	Principal	Impaired	Related	Recorded	Income	Income
	Balance	Balance	Allowance	Investment	Recognized	Collected

With No Related Allowance Recorded
Commercial	$492	$464	$-	$386	$(7)	$5
Agricultural	174	156	-	101	(10)	10
Commercial Construction	9,537	3,428	-	3,446	6	7
Residential Construction	-	-	-	-	-	-
Commercial Real Estate	17,531	17,037	-	16,632	157	163
Residential Real Estate	6,141	5,195	-	6,397	42	47
Farmland	1,419	1,417	-	1,433	3	3
Consumer	200	192	-	197	1	4
Other	205	194	-	195	2	2

	35,699	28,083	-	28,787	194	241

With An Allowance Recorded
Commercial	94	94	94	95	-	-
Agricultural	-	-	-	-	-	-
Commercial Construction	206	134	49	136	-	-
Residential Construction	-	-	-	-	-	-
Commercial Real Estate	5,463	5,463	209	5,799	45	45
Residential Real Estate	1,209	1,103	330	1,584	13	6
Farmland	394	394	53	395	5	5
Consumer	-	-	-	-	-	-
Other	-	-	-	-	-	-

	7,366	7,188	735	8,009	63	56

Total
Commercial	586	558	94	481	(7)	5
Agricultural	174	156	-	101	(10)	10
Commercial Construction	9,743	3,562	49	3,582	6	7
Residential Construction	-	-	-	-	-	-
Commercial Real Estate	22,994	22,500	209	22,431	202	208
Residential Real Estate	7,350	6,298	330	7,981	55	53
Farmland	1,813	1,811	53	1,828	8	8
Consumer	200	192	-	197	1	4
Other	205	194	-	195	2	2

	$43,065	$35,271	$735	$36,796	$257	$297

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

As discussed in Note 1, Summary of Significant Accounting Policies, once a loan is identified as a TDR, it is accounted for as an impaired loan. The Company had no unfunded commitments to lend to a customer that has a troubled debt restructured loan as of March 31, 2016. The following tables present the number of loan contracts restructured during the three month period ended March 31, 2016. It shows the pre- and post-modification recorded investment as well as the number of contracts and the recorded investment for those TDRs modified during the previous twelve months which subsequently defaulted during the period. Loans modified in a troubled debt restructuring are considered to be in default once the loan becomes 90 days past due. A TDR may cease being classified as impaired if the loan is subsequently modified at market terms and, has performed according to the modified terms for at least six months, and there has not been any prior principal forgiveness on a cumulative basis.

	Three Months Ended March 31, 2016
Troubled Debt Restructurings
	# of Contracts	Pre-Modification	Post-Modification

Residential Real Estate	1	$91	$91

Total Loans	1	$91	$91

	Three Months Ended March 31, 2015
Troubled Debt Restructurings
	# of Contracts	Pre-Modification	Post-Modification

Residential Real Estate	1	$881	$897

Total Loans	1	$881	$897

Part I (Continued)

Item 2 (Continued)

(3) Loans (Continued)

The company did not have any TDRs that subsequently defaulted for the three months ended March 31, 2016.

(4) Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses, segregated by class of loan, for the three month period ended March 31, 2016 and March 31, 2015. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other loan categories and periodically may result in reallocation within the provision categories.

March 31, 2016
	Beginning				Ending
	Balance	Charge-Offs	Recoveries	Provision	Balance

Commercial and Agricultural
Commercial	$855	$(169)	$12	$(144)	$554
Agricultural	203	(22)	1	10	192

Real Estate
Commercial Construction	691	-	804	(685)	810
Residential Construction	20	-	-	-	20
Commercial	3,851	(248)	168	1,475	5,246
Residential	1,990	(63)	14	(136)	1,805
Farmland	912	-	125	(234)	803

Consumer and Other
Consumer	63	(49)	15	72	101
Other	19	-	3	(4)	18

	$8,604	$(551)	$1,142	$354	$9,549

Part I (Continued)

Item 2 (Continued)

(4) Allowance for Loan Losses (Continued)

March 31, 2015
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

The loss history period used at March 31, 2016 was based on the loss rate from the twelve quarters ended December 31, 2015.

The Company determines its individual reserves during its quarterly review of substandard loans. This process involves reviewing all loans with a risk grade of 6 or greater and an outstanding balance of $250,000 or more, regardless of the loans impairment classification.

A change in the method of calculation since March 31, 2015 and since year end 2015 was made.  The historical losses period was increased from 8 quarters to 12 quarters.  Management believes the 12 quarter period includes loss history that will be more indicative of incurred losses than 8 quarters.  In more recent quarters, recoveries have exceeded ongoing expectations, and losses have moderated significantly as problem loans made several years ago have been worked out.  The result is that net charge-offs have become lower than ongoing expectations.  This change in the historical losses period from 8 quarters to 12 quarters increased the ALLL calculation for call code segments by $718. The Company’s allowance for loan losses consists of specific valuation allowances established for probable losses on specific loans and historical valuation allowances for other loans with similar risk characteristics. Effective with the quarter ended June 30, 2015, the calculation of the amount needed in the Allowance for Loan Losses changed. Management determined that the segmentation method for the ASC 450-20 portion of the loan portfolio should be changed to bank call report categories. Prior to this change, the ASC 450-20 segmentation categorized loans by various non-owner occupied commercial real estate loan types and risk grades for the remainder of the ASC 450-20 portion of the portfolio. On the date of change, June 30, 2015, the change in methodology resulted in an increase to the calculated allowance for loan loss reserve of $1,621; however, no additional provisions were required to be recorded as a result of the change.

Since not all loans in the substandard category are considered impaired, this quarterly review process may result in the identification of specific reserves on nonimpaired loans. Management considers those loans graded substandard, but not classified as impaired, to be higher risk loans and, therefore, makes specific allocations to the allowance for those loans if warranted. The total of such loans is $17.84 million and $7.2 million as of March 31, 2016 and 2015, respectively. Specific allowance allocations were made for these loans totaling $1.17 million and $596 thousand as of March 31, 2016 and 2015, respectively. Since these loans are not considered impaired, both the loan balance and related specific allocation are included in the “Collectively Evaluated for Impairment” column of the following tables.

At March 31, 2016, there were 156 impaired loans totaling $3.6 million below the $250,000 review threshold which were not individually reviewed for impairment. Those loans were subject to the bank’s general loan loss reserve methodology and are included in the “Collectively Evaluated for Impairment” column of the following tables. Likewise, at March 31, 2015, impaired loans totaling $4.4 million were below the $250,000 review threshold and were subject to the bank’s general loan loss reserve methodology and are included in the “Collectively Evaluated for Impairment” column of the following tables.

Part I (Continued)

Item 2 (Continued)

(4) Allowance for Loan Losses (Continued)

The following tables present breakdowns of the allowance for loan losses, segregated by impairment methodology for March 31, 2016 and 2015:

March 31, 2016
	Ending Allowance Balance			Ending Loan Balance

	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
Commercial and Agricultural
Commercial	$4	$550	$554	$37	$45,078	$45,115
Agricultural	-	192	192	-	18,562	18,562

Real Estate
Commercial Construction	24	786	810	389	35,581	35,970
Residential Construction	-	20	20	-	9,849	9,849
Commercial	1,940	3,306	5,246	16,918	330,454	347,372
Residential	528	1,277	1,805	3,370	192,309	195,679
Farmland	35	768	803	1,401	64,884	66,285

Consumer and Other
Consumer	-	101	101	-	19,661	19,661
Other	-	18	18	-	15,768	15,768

Total End of Period Balance	$2,531	$7,018	$9,549	$22,115	$732,146	$754,261

March 31, 2015
	Ending Allowance Balance			Ending Loan Balance

	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
Commercial and Agricultural
Commercial	$94	$240	$334	$94	$51,680	$51,774
Agricultural	-	307	307	8	19,180	19,188

Real Estate
Commercial Construction	49	1,320	1,369	3,428	45,183	48,611
Residential Construction	-	138	138	-	10,030	10,030
Commercial	209	3,563	3,772	21,953	319,892	341,845
Residential	330	1,570	1,900	3,680	199,198	202,878
Farmland	53	53	106	1,699	49,873	51,572

Consumer and Other
Consumer	-	70	70	-	21,705	21,705
Other	-	381	381	-	6,031	6,031

Total End of Period Balance	$735	$7,642	$8,377	$30,862	$722,772	$753,634

Part I (Continued)

Item 2 (Continued)

(5) Other Real Estate Owned

The aggregate carrying amount of Other Real Estate Owned (OREO) at March 31, 2016 and December 31, 2015 was $9,618 and $8,839, respectively. All of the Company’s other real estate owned represents properties acquired through foreclosure or deed in lieu of foreclosure. The following table details the change in OREO for the three months ended March 31, 2016 and the year ended December 31, 2015.

	Three Months Ended	Twelve Months Ended
	March 31, 2016	December 31, 2015

Balance, Beginning	$8,839	$10,402

Additions	2,183	7,536
Sales of OREO	(1,366)	(8,055)
Gains (Losses) on Sale	40	(591)
Provision for Losses	(78)	(453)

Balance, Ending	$9,618	$8,839

At March 31, 2016, the Company held $1.34 million of residential real estate property as foreclosed property.  Also at March 31, 2016, $173 thousand of consumer mortgage loans collateralized by residential real estate property were in the process of foreclosure according to local requirements of the applicable jurisdictions.

(6) Deposits

The aggregate amount of overdrawn deposit accounts reclassified as loan balances totaled $415 and $272 as of March 31, 2016 and December 31, 2015.

Components of interest-bearing deposits as of March 31, 2016 and December 31, 2015 are as follows:

	Three Months Ended	Twelve Months Ended
	March 31, 2016	December 31, 2015

Interest-Bearing Demand	$405,485	$412,960
Savings	68,759	64,976
Time, $100,000 and Over	199,515	202,801
Other Time	190,933	196,931
	$864,692	$877,668

At March 31, 2016 and December 31, 2015, the Company had brokered deposits of $42,637 and $25,577, respectively. All of these brokered deposits represent Certificate of Deposits Account Registry Service (CDARS) reciprocal deposits. The CDARS deposits are ones in which customers placed core deposits into the CDARS program for FDIC insurance coverage and the Company receives reciprocal brokered deposits in a like amount. The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $100,000 was approximately $136,156 and $141,900 as of March 31, 2016 and December 31, 2015, respectively. The aggregate amount of certificates of deposit, each with a minimum deposit of $250,000 was $29,309 and $31,755 as of March 31, 2016 and December 31, 2015.

Part I (Continued)

Item 2 (Continued)

(6) Deposits (Continued)

As of March 31, 2016 and December 31, 2015, the scheduled maturities of certificates of deposits are as follows:

Maturity	March 31, 2016	December 31, 2015
One Year and Under	$276,187	$287,423
One to Three Years	89,566	88,019
Three Years and Over	24,695	24,290
	$390,448	$399,732

(7) Other Borrowed Money

Other borrowed money at March 31, 2016 and December 31, 2015 is summarized as follows:

	March 31, 2016	December 31, 2015
Federal Home Loan Bank Advances	$40,000	$40,000

Advances from the Federal Home Loan Bank (FHLB) have maturities ranging from 2018 to 2023 and interest rates ranging from 1.47 percent to 3.51 percent. As collateral on the outstanding FHLB advances, the Company has provided a blanket lien on its portfolio of qualifying residential first mortgage loans and commercial loans. At March 31, 2016 the book value of those loans pledged is $105,738. At March 31, 2016 the Company had remaining credit availability from the FHLB of $135,822. The Company may be required to pledge additional qualifying collateral in order to utilize the full amount of the remaining credit line.

The aggregate stated maturities of other borrowed money at March 31, 2016 are as follows:

Year	Amount
2018	$2,500
2019	5,000
2020	2,500
After 2020	30,000
$40,000

The Company also has available federal funds lines of credit with various financial institutions totaling $43,500, none of which were outstanding at March 31, 2016.

The Company has the ability to borrow funds from the Federal Reserve Bank (FRB) of Atlanta utilizing the discount window. The discount window is an instrument of monetary policy that allows eligible institutions to borrow money from the FRB on a short-term basis to meet temporary liquidity shortages caused by internal or external disruptions. At March 31, 2016, the Company had borrowing capacity available under this arrangement, with no outstanding balances. The Company would be required to pledge certain available-for-sale investment securities as collateral under this agreement.

(8) Preferred Stock and Warrants

The Company had 18,021 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the Preferred Stock) issued and outstanding with private investors as of March 31, 2016. The Company redeemed 9,979 shares of Preferred Stock at $1,000 per share during 2015. The Company also had a warrant (the Warrant) to purchase up to 500,000 shares of the Company’s common stock outstanding with private investors. Both the Preferred Stock and the Warrant originated in 2009 through transactions with the United States Department of the Treasury and were subsequently sold to the public through an auction process during 2013.

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

Part I (Continued)

Item 2 (Continued)

(9) Subordinated Debentures (Trust Preferred Securities)

							5 Year
			3 Month	Added	Total		Call
Description	Date	Amount	Libor Rate	Points	Rate	Maturity	Option
Colony Bankcorp Statutory Trust III	6/17/2004	$4,640	0.64195	2.68	3.32195	6/14/2034	6/17/2009
Colony Bankcorp Capital Trust I	4/13/2006	5,155	0.63085	1.50	2.13085	4/13/2036	4/13/2011
Colony Bankcorp Capital Trust II	3/12/2007	9,279	0.62860	1.65	2.27860	3/12/2037	3/12/2012
Colony Bankcorp Capital Trust III	9/14/2007	5,155	0.61560	1.40	2.01560	9/14/2037	9/14/2012

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

At March 31, 2016 and December 31, 2015 the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	March 31, 2016	December 31, 2015

Loan Commitments	$80,935	$67,889
Letters of Credit	1,454	1,588

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

Other Contractual Obligations. In 2015, the Company committed to the construction of a new branch facility at an estimated cost of $1.2 million. Construction is expected to be completed in late fall of 2016.

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

Investment Securities – Fair values for investment securities are based on quoted market prices where available and classified as Level 1. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments and classified as Level 2. If a comparable is not available, the investment securities are classified as Level 3.

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

Bank-Owned Life Insurance – The carrying value of bank-owned life insurance policies approximates fair value and is classified as Level 1.

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

Subordinated Debentures – The fair value of subordinated debentures is estimated by discounting the future cash flows using the current rates at which similar advances would be obtained. Subordinate Debentures are classified as Level 2.

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

The carrying amount, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2016 and December 31, 2015 are as follows:

	Fair Value Measurements at
	March 31, 2016
	Carrying	Estimated	Level	Level	Level
	Value	Fair Value	1	2	3

Assets
Cash and Short-Term Investments	$48,912	$48,912	$48,912	$-	$-
Investment Securities Available for Sale	308,840	308,840	-	307,911	929
Federal Home Loan Bank Stock	2,755	2,755	2,755	-	-
Loans, Net	744,356	745,279	-	739,092	6,187
Bank-Owned Life Insurance	14,985	14,985	14,985	-	-

Liabilities
Deposits	1,000,043	1,001,576	609,595	391,981	-
Subordinated Debentures	24,229	24,229	-	24,229	-
Other Borrowed Money	40,000	41,640	-	41,640	-

	Fair Value Measurements at
	December 31, 2015
	Carrying	Estimated	Level	Level	Level
	Value	Fair Value	1	2	3

Assets
Cash and Short-Term Investments	$60,872	$60,872	$60,872	$-	$-
Investment Securities Available for Sale	296,149	296,149	-	295,219	930
Federal Home Loan Bank Stock	2,731	2,731	2,731	-	-
Loans, Net	749,675	750,412	-	741,867	8,545
Bank-Owned Life Insurance	14,830	14,830	14,830	-	-

Liabilities
Deposits	1,011,554	1,013,111	611,822	401,289	-
Subordinated Debentures	24,229	24,229	-	24,229	-
Other Borrowed Money	40,000	40,421	-	40,421	-

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

Part I (Continued)

Item 2 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

Fair Value Measurements

Generally accepted accounting principles related to Fair Value Measurements, define fair value, establish a framework for measuring fair value, establish a three-level valuation hierarchy for disclosure of fair value measurements and enhance disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring and nonrecurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy:

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis – The following table presents the recorded amount of the Company’s assets measured at fair value on a recurring and nonrecurring basis as of March 31, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall. The table below includes only impaired loans with a specific reserve and only other real estate properties with a valuation allowance at March 31, 2016. Those impaired loans and other real estate properties are shown net of the related specific reserves and valuation allowances.

Part I (Continued)

Item 2 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Total Fair	Identical Assets	Observable	Inputs
March 31, 2016	Value	(Level 1)	Inputs (Level 2)	(Level 3)

Recurring
Securities Available for Sale
U.S. Government Agencies
Mortgage-Backed	$303,810	$-	$303,810	$-
State, County and Municipal	5,030	-	4,101	929
	$308,840	$-	$307,911	$929

Nonrecurring
Impaired Loans	$6,187	$-	$-	$6,187

Other Real Estate	$2,941	$-	$-	$2,941

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Total Fair	Identical Assets	Observable	Inputs
December 31, 2015	Value	(Level 1)	Inputs (Level 2)	(Level 3)

Recurring
Securities Available for Sale
U.S. Government Agencies
Mortgage-Backed	$291,050	$-	$291,050	$-
State, County and Municipal	5,099	-	4,169	930
	$296,149	$-	$295,219	$930

Nonrecurring
Impaired Loans	$8,545	$-	$-	$8,545

Other Real Estate	$2,536	$-	$-	$2,536

Liabilities

The Company did not identify any liabilities that are required to be presented at fair value.

Part I (Continued)

Item 2 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

The following table presents quantitative information about the significant unobservable inputs used in the fair value measurements for assets in level 3 of the fair value hierarchy measured on a nonrecurring basis at March 31, 2016 and December 31, 2015. This table is comprised primarily of collateral dependent impaired loans and other real estate owned:

	March 31,	Valuation	Unobservable	Range
	2016	Techniques	Inputs	Weighted Avg

Commercial	$24	Sales Comparison	Adjustment for Differences	(31.77)%	-	34.00%
			Between the Comparable Sales		1.12%

			Management Adjustments for	0.00%	-	10.00%
			Age of Appraisals and/or Current		5.00%
			Market Conditions

		Income Approach	Capitalization Rate		11.00%

Real Estate
Commercial Construction	51	Sales Comparison	Adjustment for Differences	(5.00)%	-	99.00%
			Between the Comparable Sales		47.00%

			Management Adjustments for	0.00%	-	10.00%
			Age of Appraisals and/or Current		5.00%
			Market Conditions

Residential Real Estate	436	Sales Comparison	Adjustment for Differences	(22.00)%	-	0.00%
			Between the Comparable Sales		(11.00)%

			Management Adjustments for	0.00%	-	40.00%
			Age of Appraisals and/or Current		20.00%
			Market Conditions

Commercial Real Estate	5,325	Sales Comparison	Adjustment for Differences	(31.77)%	-	34.00%
			Between the Comparable Sales		1.12%

			Management Adjustments for	0.00%	-	90.00%
			Age of Appraisals and/or Current		45.00%
			Market Conditions

		Income Approach	Capitalization Rate		10.33%

Farmland	351	Sales Comparison	Adjustment for Differences	(27.00)%	-	15.00%
			Between the Comparable Sales		(6.00)%

			Management Adjustments for	10.00%	-	75.00%
			Age of Appraisals and/or Current		42.50%
			Market Conditions

Other Real Estate Owned	2,941	Sales Comparison	Adjustment for Differences	(50.80)%	-	142.90%
			Between the Comparable Sales		46.05%

			Management Adjustments for	0.62%	-	72.75%
			Age of Appraisals and/or Current		29.23%
			Market Conditions

		Income Approach	Discount Rate		12.50%

Part I (Continued)

Item 2 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

	December 31,	Valuation	Unobservable	Range
	2015	Techniques	Inputs	Weighted Avg

Commercial	$28	Sales Comparison	Adjustment for Differences	(31.77)%	-	34.00%
			Between the Comparable Sales		1.12%

			Management Adjustment for	0.00%	-	10.00%
			Age of Appraisals and/or Current		5.00%
			Market Conditions

		Income Approach	Capitalization Rate		11.00%

Real Estate
Commercial Construction	51	Sales Comparison	Adjustment for Differences	(5.00)%	-	99.00%
			Between the Comparable Sales		47.00%

			Management Adjustments for	0.00%	-	10.00%
			Age of Appraisals and/or Current		5.00%
			Market Conditions

Residential Real Estate	767	Sales Comparison	Adjustment for Differences	(22.00)%	-	10.80%
			Between the Comparable Sales		5.60%

			Management Adjustments for	0.00%	-	25.00%
			Age of Appraisals and/or Current		12.50%
			Market Conditions

Commercial Real Estate	7,348	Sales Comparison	Adjustment for differences	(31.77)%	-	34.00%
			Between the comparable Sales		1.12%

			Management Adjustments for	0.00%	-	10.00%
			Age of Appraisals and/or Current		5.00%
			Market Conditions

		Income Approach	Capitalization Rate		10.25%

Farmland	351	Sales Comparison	Adjustment for Differences	(27.00)%	-	15.00%
			Between the Comparable Sales		(6.00)%

			Management Adjustments for	10.00%	-	75.00%
			Age of Appraisals and/or Current		42.50%
			Market Conditions

Other Real Estate Owned	2,536	Sales Comparison	Adjustment for Differences	(50.80)%	-	142.90%
			Between the Comparable Sales		46.05%

			Management Adjustment for	15.53%	-	72.75%
			Age of Appraisals and/or Current		43.37%
			Market Conditions

		Income Approach	Discount Rate		12.50%

Part I (Continued)

Item 2 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

The table below presents a reconciliation and statement of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the three months ended March 31, 2016 and the twelve months ended December 31, 2015.

	Available for Sale Securities
	March 31, 2016	December 31, 2015

Balance, Beginning	$930	$948
Transfers out of Level 3	-	-
Loss on OTTI Impairment Included in Noninterest Income	-	-
Unrealized Gains included in Other Comprehensive Income (Loss)	(1)	(18)

Balance, Ending	$929	$930

The Company’s policy is to recognize transfers in and transfers out of levels 1, 2 and 3 as of the end of a reporting period. There were no transfers of securities between levels for the three months ended March 31, 2016 and the twelve months ended December 31, 2015.

The following table presents quantitative information about recurring level 3 fair value measurements as of March 31, 2016.

		Valuation	Unobservable	Range
	Fair Value	Techniques	Inputs	Weighted Avg

State, County and Municipal	$929	Discounted Cash Flow	Discount Rate	N/A*

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  As of March 31, 2016, the interim final Basel III rules (Basel III) require the Company to also maintain minimum amounts and ratios of common equity Tier 1 capital to risk-weighted assets.  These amounts and ratios as defined in regulations are presented hereafter.  Management believes, as of March 31, 2016, the Company meets all capital adequacy requirements to which it is subject under the regulatory framework for prompt corrective action.  In the opinion of management, there are no events or conditions since prior notification of capital adequacy from the regulators that have changed the institution’s category.

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

The following table summarizes regulatory capital information as of March 31, 2016 and December 31, 2015 on a consolidated basis and for the subsidiary, as defined.  Regulatory capital ratios for March 31, 2016 and December 31, 2015 were calculated in accordance with the Basel III rules.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2016

Total Capital to Risk-Weighted Assets
Consolidated	$134,531	17.13%	$62,813	8.00%	N/A	N/A
Colony Bank	130,136	16.60	62,722	8.00	$78,403	10.00%

Tier I Capital to Risk-Weighted Assets
Consolidated	124,982	15.92	47,109	6.00	N/A	N/A
Colony Bank	120,587	15.38	47,042	6.00	62,722	8.00

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	83,461	10.63	35,332	4.50	N/A	N/A
Colony Bank	120,587	15.38	35,281	4.50	50,962	6.50

Tier I Capital to Average Assets
Consolidated	124,982	10.70	46,707	4.00	N/A	N/A
Colony Bank	120,587	10.34	46,633	4.00	58,291	5.00

Part I (Continued)

Item 2 (Continued)

(12) Regulatory Capital Matters (Continued)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015

Total Capital to Risk-Weighted Assets
Consolidated	$131,948	16.60%	$63,602	8.00%	N/A	N/A
Colony Bank	126,939	15.99	63,500	8.00	$79,375	10.00%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	123,344	15.51	47,702	6.00	N/A	N/A
Colony Bank	118,335	14.91	47,625	6.00	63,500	8.00

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	81,823	10.29	35,776	4.50	N/A	N/A
Colony Bank	118,335	14.91	35,719	4.50	51,594	6.50

Tier 1 Capital to Average Assets
Consolidated	123,344	10.69	46,149	4.00	N/A	N/A
Colony Bank	118,335	10.27	46,074	4.00	57,592	5.00

Part I (Continued)

Item 2 (Continued)

(13) Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflects the potential dilution of restricted stock and common stock warrants. Net income available to common stockholders represents net income after preferred stock dividends. The following table presents earnings per share for the three month period ended March 31, 2016 and 2015:

	Three Months Ended
	March 31
	2016	2015

Numerator
Net Income Available to Common Stockholders	$1,656	$1,253

Denominator
Weighted Average Number of Common Shares Outstanding for Basic Earnings Per Common Share	8,439	8,439

Dilutive Effect of Potential Common Stock
Restricted Stock	-	-
Stock Warrants	45	-
Weighted-Average Number of Shares Outstanding for Diluted Earnings Per Common Share	8,484	8,439

Earnings Per Share - Basic	$0.20	$0.15

Earnings Per Share - Diluted	$0.20	$0.15

For the three months ended March 31, 2015, the Company excluded 500 shares of common stock equivalents because the strike price of the common stock equivalents would cause them to have an anti-dilutive effect.

(14) Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) for unrealized gains and losses securities available for sale for the period ended March 31, 2016 and the year ended December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015

Beginning Balance	$(4,434)	$(4,845)

Other Comprehensive Income (Loss) Before Reclassification	5,199	622

Amounts Reclassified from Accumulated Other Comprehensive Income	(1,768)	(211)

Net Current Period Other Comprehensive Income	3,431	411

Ending Balance	$(1,003)	$(4,434)

Part I (Continued)

Item 2 (Continued)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Future Outlook

In 2016, the Company is committed to improving earnings, reducing problem assets and redeeming TARP Preferred Stock. Given the improved condition of the Company we are also considering product and market expansion. During the quarter we completed construction of a new banking facility in Tifton while beginning construction of new facilities in Statesboro and Savannah. The new Tifton location resulted in closure of two leased offices in that market while two branch offices in Pitts and Chester were closed to improve operating efficiencies.

The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of March 31, 2016, and the consolidated results of operations for the three months ended March 31, 2016. This discussion should be read in conjunction with the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2016. Readers should also carefully review all other disclosures we file from time to time with the SEC.

The Company

Colony Bankcorp, Inc. (Colony) is a bank holding company headquartered in Fitzgerald, Georgia that provides, through Colony Bank, its wholly owned subsidiary (collectively referred to as the Company), a broad array of products and services throughout 18 Georgia markets. The Company offers commercial, consumer and mortgage banking services.

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

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of March 31, 2016 and 2015, and results of operations for each of the three months in the periods ended March 31, 2016 and 2015. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 34 percent federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.

Dollar amounts in tables are stated in thousands, except for per share amounts.

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average interest-earning assets. Net income available to common shareholders totaled $1.66 million, or $0.20 diluted per common share, in three months ended March 31, 2016 compared to net income available to common shareholders of $1.25 million, or $0.15 diluted per common share, in three months ended March 31, 2015. The Company did not have any material changes in the first quarter of 2016.

Part I (Continued)

Item 2 (Continued)

Results of Operations (Continued)

Selected income statement data, returns on average assets and average common equity and dividends per share for the comparable periods were as follows:

	Three Months Ended March 31
			$	%
	2016	2015	Variance	Variance

Taxable-equivalent net interest income	$9,484	$9,228	$256	2.77%
Taxable-equivalent adjustment	28	26	2	7.69

Net interest income	9,456	9,202	254	2.76
Provision for loan losses	354	362	(8)	(2.21)
Noninterest income	2,172	2,212	(40)	(1.81)
Noninterest expense	8,235	8,286	(51)	(0.62)

Income before income taxes	$3,039	$2,766	$273	9.87
Income Taxes	978	883	95	10.76

Net income	$2,061	$1,883	$178	9.45

Preferred stock dividends	405	630	(225)	(35.71)

Net income available to common shareholders	$1,656	$1,253	$403	32.16%

Net income available to common shareholders:
Basic	$0.20	$0.15	$0.05	33.33%
Diluted	$0.20	$0.15	$0.05	33.33%
Return on average assets	0.57%	0.44%	0.13%	29.55%
Return on average total equity	6.75%	4.98%	1.77%	35.54%

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 81.32 percent of total revenue for three months ended March 31, 2016 and 80.62 percent for the same period a year ago.

Net interest margin is the taxable-equivalent net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Company’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit is currently 3.50 percent. The rate increased 25 basis points in fourth quarter of 2015 for the first time in several years. The federal funds rate moved similarly to the prime rate with interest rates currently at 0.50 percent. As expected, the federal funds rate and the prime rate remained flat the first quarter of 2016.

Part I (Continued)

Item 2 (Continued)

Net Interest Income (Continued)

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

Rate/Volume Analysis

The rate/volume analysis presented hereafter illustrates the change from March 31, 2015 to March 31, 2016 for each component of the taxable equivalent net interest income separated into the amount generated through volume changes and the amount generated by changes in the yields/rates.

	Changes from March 31, 2015 to March 31, 2016
($ in thousands)	Volume	Rate	Total

Interest Income
Loans, Net-taxable	$116	$(192)	$(76)

Investment Securities
Taxable	133	157	290
Tax-exempt	10	(7)	3
Total Investment Securities	143	150	293

Interest-Bearing Deposits in other Banks	1	20	21

Federal Funds Sold	(15)	-	(15)

Other Interest - Earning Assets	(1)	3	2
Total Interest Income	244	(19)	225

Interest Expense
Interest-Bearing Demand and Savings Deposits	38	12	50
Time Deposits	(67)	2	(65)
Subordinated Debentures	-	(37)	(37)
Other Borrowed Money	-	21	21

Total Interest Expense	(29)	(2)	(31)
Net Interest Income	$273	$(17)	$256

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

Part I (Continued)

Item 2 (Continued)

Rate/Volume Analysis (Continued)

The Company maintains about 19 percent of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years. The liabilities to fund assets are primarily in short term certificate of deposits that mature within one year. The net interest margin increased to 3.47 percent for three months ended March 31, 2016 compared to 3.43 percent for the same period a year ago. We anticipate the net interest margin remaining relatively flat for 2016.

Taxable-equivalent net interest income for three months ended March 31, 2016 increased by $256 thousand, or 2.77 percent compared to the same period a year ago. The average volume of earning assets during three months ended March 31, 2016 increased $19.42 million compared to the same period a year ago. Growth in average earning assets during 2016 was primarily in loans, investments and interest bearing deposits.

The average volume of loans increased $8.87 million for the three months ended March 31, 2016 compared to the same period a year ago. The average yield on loans decreased 10 basis points for the three months ended March 31, 2016 compared to the same period a year ago. The average volume of investment securities increased $34.23 million for the three months ended March 31, 2016 compared to the same year ago period, while the average yield on investment securities increased 20 basis points for the same period comparison. The average volume of deposits increased $20.19 million for the three months ended March 31, 2016 compared to the same period a year ago, with interest-bearing deposits increasing $11.56 million for the three months ended March 31, 2016.

Accordingly, the ratio of average interest-bearing deposits to total average deposits was 86.60 percent for the three months ended March 31, 2016 compared to 87.21 percent in the same period a year ago. This deposit mix, combined with a general decrease in market rates, had the effect of (i) decreasing the average cost of total deposits by 2 basis points in three months ended March 31, 2016 compared to the same period a year ago and, (ii) mitigating a portion of the impact of decreasing yields on earning assets.

The Company’s net interest spread, which represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities, was 3.36 percent in three months ended March 31, 2016 compared to 3.33 percent in the same period a year ago. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment.

Part I (Continued)

Item 2 (Continued)

Rate/Volume Analysis (Continued)

AVERAGE BALANCE SHEETS	Three Months Ended			Three Months Ended
	March 31, 2016			March 31, 2015
	Average	Income/	Yields/	Average	Income/	Yields/
($ in thousands)	Balances	Expense	Rates	Balances	Expense	Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Interest and fees Taxable (1)	$752,323	$9,651	5.13%	$743,457	$9,727	5.23%
Investment Securities
Taxable	305,428	1,370	1.79%	272,031	1,080	1.59%
Tax-Exempt (2)	2,623	26	3.96%	1,793	23	5.13%
Total Investment Securities	308,051	1,396	1.81%	273,824	1,103	1.61%
Interest-Bearing Deposits	31,560	38	0.48%	30,579	17	0.22%
Federal Funds Sold	-	-	-%	24,558	15	0.24%
Interest-Bearing Other Assets	2,732	32	4.69%	2,825	30	4.25%
Total Interest-Earning Assets	$1,094,666	$11,117	4.06%	$1,075,243	$10,892	4.05%
Non-interest-Earning Assets
Cash and Cash Equivalents	19,320			20,256
Allowance for Loan Losses	(9,086)			(8,822)
Other Assets	60,386			63,985
Total Noninterest-Earning Assets	70,620			75,419
Total Assets	$1,165,286			$1,150,662
Liabilities and Stockholders' Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$470,191	$415	0.35%	$425,117	$365	0.34%
Other Time	395,256	789	0.80%	428,769	854	0.80%
Total Interest-Bearing Deposits	865,447	1,204	0.56%	853,886	1,219	0.57%
Other Interest-Bearing Liabilities
Other Borrowed Money	40,000	286	2.86%	40,000	323	3.23%
Subordinated Debentures	24,229	143	2.36%	24,229	122	2.01%
Total Other Interest-Bearing Liabilities	64,229	429	2.67%	64,229	445	2.77%
Total Interest-Bearing Liabilities	$929,676	$1,633	0.70%	$918,115	$1,664	0.72%
Noninterest-Bearing Liabilities and Stockholders' Equity
Demand Deposits	133,887			125,255
Other Liabilities	3,527			6,665
Stockholders' Equity	98,196			100,627
Total Noninterest-Bearing Liabilities and Stockholders' Equity	235,610			232,547
Total Liabilities and Stockholders' Equity	$1,165,286			$1,150,662

Interest Rate Spread			3.36%			3.33%
Net Interest Income		$9,484			$9,228
Net Interest Margin			3.47%			3.43%

(1)	The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable equivalent adjustments totaling $19 and $18 for three month periods ended March 31, 2016 and 2015, respectively, are included in tax-exempt interest on loans.

(2)

Taxable-equivalent adjustments totaling $9 and $8 for three month periods ended March 31, 2016 and 2015, respectively, are included in tax-exempt interest on investment securities. The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

Part I (Continued)

Item 2 (Continued)

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $354 thousand in the three months ended March 31, 2016 compared to $362 thousand in the same period a year ago. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Noninterest Income

The components of noninterest income were as follows:

	Three Months Ended March 31
			$	%
	2016	2015	Variance	Variance

Service Charges on Deposit Accounts	$1,002	$987	$15	1.52%
Other Charges, Commissions and Fees	704	662	42	6.34
Mortgage Fee Income	100	113	(13)	(11.50)
Securities Gains (Losses)	2	3	(1)	(33.33)
Other	369	447	(78)	(17.45)

Total	$2,177	$2,212	$(35)	(1.81)%

Other Charges, Commissions and Fees. Debit card interchange fees increased $53 thousand in 2016 compared to the same period in 2015.

Mortgage Fee Income. The volume of mortgage loans has shown a slight decrease in 2016 compared to the same period in 2015 which contributed to a slight decrease in mortgage fee income.

Other. The decrease in other noninterest income is attributed to having a tax credit of $66 thousand and a life insurance benefit of $25 thousand in 2015 that did not occur in 2016.

Noninterest Expense

The components of noninterest expense were as follows:

	Three Months Ended March 31
			$	%
	2016	2015	Variance	Variance

Salaries and Employee Benefits	$4,474	$4,468	$6	0.13%
Occupancy and Equipment	964	993	(29)	(2.92)
Other	2,797	2,825	(28)	(0.99)

Total	$8,235	$8,286	$(51)	(0.62)%

Occupancy and Equipment. Significant amounts impacting the comparable periods was primarily attributed to the decrease in depreciation expense in 2016.

Other. Significant amounts impacting the comparable periods was primarily attributed to foreclosed property costs which decreased by $68 thousand from $205 thousand in 2015 compared to $137 thousand in 2016.

Part I (Continued)

Item 2 (Continued)

Loans

The following table presents the composition of the Company’s loan portfolio as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015	$ Variance	% Variance

Commercial and Agricultural
Commercial	$45,115	$47,782	$(2,667)	(5.58)%
Agricultural	18,562	19,193	(631)	(3.29)
Real Estate
Commercial Construction	35,970	40,107	(4,137)	(10.31)
Residential Construction	9,849	9,413	436	4.63
Commercial	347,372	346,262	1,110	0.32
Residential	195,679	197,002	(1,323)	(0.67)
Farmland	66,285	61,780	4,505	7.29
Consumer and Other
Consumer	19,661	20,605	(944)	(4.58)
Other	15,768	16,492	(724)	(4.39)
Gross Loans	754,261	758,636	(4,375)	(0.58)
Unearned Interest and Fees	(356)	(357)	1	0.28
Allowance for Loan Losses	(9,549)	(8,604)	(945)	(10.98)
Net Loans	$744,356	$749,675	$(5,319)	(0.71)%

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

Commercial purpose, commercial real estate, and agricultural loans are underwritten similarly to how other loans are underwritten throughout the Company. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. In addition, the Company restricts total loans to $10 million per borrower, subject to exception and approval by the Director Loan Committee. This diversity helps reduce the company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans monthly based on collateral, geography, and risk grade criteria. The Company also utilizes information provided by third-party agencies to provide additional insight and guidance about economic conditions and trends affecting the markets it serves.

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

Part I (Continued)

Item 2 (Continued)

Loans (Continued)

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

Commercial and Agricultural. Commercial and agricultural loans at March 31, 2016 decreased 4.9 percent to $63.7 million from December 31, 2015 at $67.0 million. The Company’s commercial and agricultural loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Company’s loan policy guidelines.

Real Estate.  Commercial and residential construction loans decreased by $3.70 million, or 7.47 percent, at March 31, 2016 to $45.82 million from $49.52 million at December 31, 2015.  Part of the decrease is due to completion of construction and the new loans transferring to the commercial real estate category.  Therefore, commercial real estate increased $1.11 million, or 0.32 percent, at March 31, 2016 to $347.37 million from $346.26 million at December 31, 2015. Farmland also increased $4.5 million, or 7.29 percent, at March 31, 2016 to $66.29 million from $61.78 million at December 31, 2015.

Other.  Other loans at March 31, 2016 decreased 4.39 percent to $15.77 million from $16.49 million at December 31, 2015.

Collateral Concentrations. Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions. The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk, particularly with the current economic downturn in the real estate market. At March 31, 2016, approximately 87 percent of the Company’s loan portfolio was concentrated in loans secured by real estate. A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector. In addition, a large portion of the Company’s foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions. Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.

Part I (Continued)

Item 2 (Continued)

Nonperforming Assets and Potential Problem Loans

Nonperforming assets and accruing past due loans as of March 31, 2016, December 31, 2015 and March 31, 2015 were as follows:

	March 31, 2016	December 31, 2015	March 31, 2015

Loans Accounted for on Nonaccrual	$12,101	$14,408	$14,779
Loans Accruing Past Due 90 Days or More	8	8	8
Other Real Estate Foreclosed	9,618	8,839	11,979
Total Nonperforming Assets	$21,727	$23,255	$26,766

Nonperforming Assets by Segment
Construction and Land Development	$4,565	$7,106	$9,646
1-4 Family Residential	4,218	4,197	6,175
Multifamily Residential	--	--	173
Nonfarm Residential	10,885	9,908	8,247
Farmland	1,327	1,103	1,417
Commercial and Consumer	732	941	1,108
Total Nonperforming Assets	$21,727	$23,255	$26,766

Nonperforming Assets as a Percentage of:
Total Loans and Foreclosed Assets	2.84%	3.03%	3.50%
Total Assets	1.86%	1.98%	2.31%
Nonperforming Loans as a Percentage of:
Total Loans	1.61%	1.90%	1.96%

Supplemental Data:
Trouble Debt Restructured Loans In Compliance with Modified Terms	$13,236	$19,375	$20,492
Trouble Debt Restructured Loans Past Due 30-89 Days	343	344	--
Accruing Past Due Loans:
30-89 Days Past Due	$9,238	$10,959	$7,652
90 or More Days Past Due	8	8	8
Total Accruing Past Due Loans	$9,246	$10,967	$7,660

Allowance for Loan Losses	$9,549	$8,604	$8,377
ALLL as a Percentage of:
Total Loans	1.27%	1.13%	1.11%
Nonperforming Loans	78.86%	59.68%	56.65%

Nonperforming assets include nonaccrual loans, loans past due 90 days or more and foreclosed real estate. Nonperforming assets at March 31, 2016 decreased 6.57 percent from December 31, 2015.

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

Part I (Continued)

Item 2 (Continued)

Nonperforming Assets and Potential Problem Loans (Continued)

Foreclosed assets represent property acquired as the result of borrower defaults on loans. Foreclosed assets are recorded at estimated fair value less estimated selling costs, at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for loan losses. On an ongoing basis, properties are appraised as required by market indications and applicable regulations. Write-downs are provided for subsequent declines in value and are included in other non-interest expense along with other expenses related to maintaining the properties.

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

A change in the method of calculation since March 31, 2015 and since year end 2015 was made.  The historical losses period was increased from 8 quarters to 12 quarters.  Management believes the 12 quarter period includes loss history that will be more indicative of incurred losses than 8 quarters.  In more recent quarters, recoveries have exceeded ongoing expectations, and losses have moderated significantly as problem loans made several years ago have been worked out.  The result is that net charge-offs have become lower than ongoing expectations.  This change in the historical losses period from 8 quarters to 12 quarters increased the ALLL calculation for call code segments by $718. The Company’s allowance for loan losses consists of specific valuation allowances established for probable losses on specific loans and historical valuation allowances for other loans with similar risk characteristics. Effective with the quarter ended June 30, 2015, the calculation of the amount needed in the Allowance for Loan Losses changed. Management determined that the segmentation method for the ASC 450-20 portion of the loan portfolio should be changed to bank call report categories. Prior to this change, the ASC 450-20 segmentation categorized loans by various non-owner occupied commercial real estate loan types and risk grades for the remainder of the ASC 450-20 portion of the portfolio. On the date of change, June 30, 2015, the change in methodology resulted in an increase to the calculated allowance for loan loss reserve of $1,621; however, no additional provisions were required to be recorded as a result of the change.

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

Part I (Continued)

Item 2 (Continued)

Allowance for Loan Losses (Continued)

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

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the three month periods ended March 31, 2016 and March 31, 2015.

	March 31, 2016		March 31, 2015
	Average	Average	Average	Average
($ in thousands)	Amount	Rate (1)	Amount	Rate (1)

Noninterest-Bearing Demand Deposits	$133,887		$125,255
Interest-Bearing Demand and Savings Deposits	470,191	0.35%	425,117	0.34%
Time Deposits	395,256	0.80%	428,769	0.80%

Total Deposits	$999,334	0.48%	$979,141	0.50%

(1) Average rate is an annualized rate.

Average deposits increased $20.19 million to $999.33 million at March 31, 2016 from $979.14 million at March 31, 2015. The increase included an increase of $8.63 million, or 6.89 percent in noninterest-bearing demand deposits while, at the same time, interest-bearing demand and savings deposits increased $45.07 million, or 10.60 percent and time deposits decreased $33.51 million, or 7.82 percent. Accordingly the ratio of average noninterest-bearing deposits to total average deposits was 13.40 percent for three months ended March 31, 2016 compared to 12.79 percent for three months ended March 31, 2015. The general decrease in market rates, had the effect of (i) decreasing the average cost of total deposits by 2 basis points in three months ended March 31, 2016 compared to the same period a year ago; and (ii) mitigating a portion of the impact of decreasing yields on interest-earning assets.

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

Loan Commitments. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses. Loan commitments outstanding at March 31, 2016 are included in the table in Footnote 10 of the Consolidated Financial Statements.

Capital and Liquidity

At March 31, 2016, stockholders’ equity totaled $100.54 million compared to $95.46 million at December 31, 2015. In addition to net income of $2.06 million, other significant changes in stockholders’ equity during three months ended March 31, 2016 included $405 thousand of preferred stock dividends declared. The accumulated other comprehensive income (loss) component of stockholders’ equity totaled $(1.00) million at March 31, 2016 compared to $(4.43) million at December 31, 2015. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale. Under regulatory requirements the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items.

Part I (Continued)

Item 2 (Continued)

Capital and Liquidity (Continued)

Tier 1 capital consists of common stock and qualifying preferred stockholders’ equity and trust preferred securities less good will. Tier 2 capital consists of certain convertible, subordinated and other qualifying debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets. The Company has no Tier 2 capital other than the allowance for loan losses.

Using the capital requirements presently in effect, the Tier 1 ratio as of March 31, 2016 was 15.92 percent and total Tier 1 and 2 risk-based capital was 17.13 percent. Both of these measures compare favorably with the regulatory minimum to be adequately capitalized of 6 percent for Tier 1 and 8 percent for total risk-based capital. The Company’s common equity Tier 1 ratio as of March 31, 2016 was 10.63, which exceeds the regulatory minimum of 4.50 percent. The Company’s Tier 1 leverage ratio as of March 31, 2016 was 10.70 percent, which exceeds the required ratio standard of 4 percent.

For March 2016, average capital was $98.20 million, representing 8.43 percent of average assets for the year. This compares to 8.75 percent for March 2015.

For March 2016, the Company had $1.2 million material commitments for capital expenditures to construct a new branch.

The Company did not pay any common stock dividends in the first quarter of 2016 or 2015. The Company suspended common stock dividend payments beginning in the third quarter of 2009 for capital retention purposes.

The Company declared dividends of $405 and $630 on preferred stock on March 31, 2016 and 2015, respectively. Additional information is provided in the Notes to the Consolidated Financial Statements for Preferred Stock.

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

The investment portfolio provides a ready means to raise cash if liquidity needs arise. As of March 31, 2016, the available for sale bond portfolio totaled $308.84 million. At December 31, 2015, the available for sale bond portfolio totaled $296.2 million. Only marketable investment grade bonds are purchased. Although a good portion of the banks’ bond portfolios are encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for a sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it primarily determines the Company’s liquidity posture. Colony had ratios of loans to deposits of 75.4 percent as of March 31, 2016 and 75.0 percent at December 31, 2015. Management employs alternative funding sources when deposit balances will not meet loan demands. The ratios of loans to all funding sources (excluding Subordinated Debentures) at March 31, 2016 and December 31, 2015 were 72.5 percent and 72.1 percent, respectively.

Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources. The stability of the banks’ core deposit base is an important factor in Colony’s liquidity position. A heavy percentage of the deposit base is comprised of accounts of individuals and small businesses with comprehensive banking relationships and limited volatility. At March 31, 2016 and December 31, 2015, Colony had $199.5 million and $203 million in certificates of deposit of $100,000 or more. These larger deposits represented 20.0 percent and 20.1 percent of respective total deposits. Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed. Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

Part I (Continued)

Item 2 (Continued)

Capital and Liquidity (Continued)

The Company supplemented deposit sources with brokered deposits. As of March 31, 2016, the Company had $42.6 million, or 4.26 percent of total deposits, in CDARS. Additional information is provided in the Notes to the Consolidated Financial Statements regarding these brokered deposits. Additionally, the Company uses external deposit listing services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed. These deposits obtained from listing services are often referred to as wholesale or internet CDs. As of March 31, 2016, the Company had $26.9 million, or 2.69 percent of total deposits, in internet certificates of deposit obtained through deposit listing services.

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

Asset liquidity is provided by liquid assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets include cash, interest-bearing deposits in banks, securities available for sale, federal funds sold and securities purchased under resale agreements.

Liability liquidity is provided by access to funding sources which include core deposits. Should the need arise, the Company also maintains relationships with the Federal Home Loan Bank, Federal Reserve Bank and three correspondent banks.

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

Return on Assets and Stockholders’ Equity

The following table presents selected financial ratios for each of the periods indicated.

	Three Months Ended
	March 31
	2016	2015

Return on Average Assets (1)	0.57%	0.44%

Return on Average Total Equity (1)	6.75%	4.98%

Average Total Equity to Average Assets	8.43%	8.75%

(1) Computed using annualized net income available to common shareholders.

Part I (Continued)

Item 3

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, Colony Bank is not required to report this information.

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part II (Continued)

Item 6

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

31.1 Certificate of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2 Certificate of Chief Financial Officer Pursuant to Section 302 of Sarbanes – Oxley Act of 2002

32    Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Colony Bankcorp, Inc.

/s/ Edward P. Loomis, Jr.
Date: May 5, 2016	Edward P. Loomis, Jr.
President/Director/Chief Executive Officer

/s/ Terry L. Hester
Date: May 5, 2016	Terry L. Hester
Executive Vice-President/Director/Chief Financial Officer