Form 10-Q
period 2016-06-30
COLONY BANKCORP INC
filed 2016-08-02
CIK 711669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016	COMMISSION FILE NUMBER 0-12436

COLONY BANKCORP, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

GEORGIA	58-1492391
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NUMBER)

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).

YES          NO    X

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS	OUTSTANDING AT AUGUST 2, 2016
COMMON STOCK, $1 PAR VALUE	8,439,258

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

PART 1. FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

THE FOLLOWING FINANCIAL STATEMENTS ARE PROVIDED FOR COLONY BANKCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY BANK, COLONY BANK

A.	CONSOLIDATED BALANCE SHEETS – JUNE 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015 (AUDITED).

B.	CONSOLIDATED STATEMENTS OF INCOME – FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015 AND FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (UNAUDITED).

C.	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015 AND FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (UNAUDITED).

D.	CONSOLIDATED STATEMENTS OF CASH FLOWS – FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (UNAUDITED).

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING SOLELY OF NORMAL RECURRING ADJUSTMENTS) NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2016 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

PART I (Continued)

Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2016 AND DECEMBER 31, 2015

(DOLLARS IN THOUSANDS)

	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS
Cash and Cash Equivalents
Cash and Due from Banks	$16,188	$22,257

Interest-Bearing Deposits	1,464	38,615
Investment Securities
Available for Sale, at Fair Value	307,926	296,149

Federal Home Loan Bank Stock, at Cost	2,755	2,731
Loans	764,209	758,636
Allowance for Loan Losses	(9,390)	(8,604)
Unearned Interest and Fees	(382)	(357)
	754,437	749,675
Premises and Equipment	27,386	26,454
Other Real Estate (Net of Allowance of $1,462 and $1,582 as of June 30, 2016 and December 31, 2015, Respectively)	10,178	8,839
Other Intangible Assets	98	116
Other Assets	26,595	29,313
Total Assets	$1,147,027	$1,174,149

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest-Bearing	$134,662	$133,886
Interest-Bearing	841,905	877,668
	976,567	1,011,554
Borrowed Money
Subordinated Debentures	24,229	24,229
Other Borrowed Money	40,000	40,000
	64,229	64,229

Other Liabilities	2,766	2,909

Stockholders' Equity
Preferred Stock, Stated Value $1,000 a Share; Authorized 10,000,000 Shares, Issued 18,021 Shares and 18,021 as of June 30, 2016 and December 31, 2015, Respectively	18,021	18,021
Common Stock, Par Value $1 a Share; Authorized 20,000,000 Shares, Issued 8,439,258 Shares as of June 30, 2016 and December 31, 2015	8,439	8,439
Paid-In Capital	29,145	29,145
Retained Earnings	47,702	44,286
Accumulated Other Comprehensive (Loss), Net of Tax Benefits	158	(4,434)
	103,465	95,457
Total Liabilities and Stockholders' Equity	$1,147,027	$1,174,149

The accompanying notes are an integral part of these statements.

PART I (Continued)

Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED JUNE 30, 2016 AND 2015

AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Interest Income
Loans, Including Fees	$9,693	$9,873	$19,325	$19,582
Federal Funds Sold	-	-	-	15
Deposits with Other Banks	23	24	61	41
Investment Securities
U.S. Government Agencies	1,359	978	2,712	2,048
State, County and Municipal	33	25	67	50
Dividends on Other Investments	33	30	65	60
	11,141	10,930	22,230	21,796
Interest Expense
Deposits	1,189	1,219	2,393	2,438
Borrowed Money	427	464	856	909
	1,616	1,683	3,249	3,347

Net Interest Income	9,525	9,247	18,981	18,449
Provision for Loan Losses	354	129	708	491
Net Interest Income After Provision for Loan Losses	9,171	9,118	18,273	17,958

Noninterest Income
Service Charges on Deposits	1,055	1,040	2,057	2,051
Other Service Charges, Commissions and Fees	714	664	1,418	1,302
Mortgage Fee Income	153	134	253	247
Securities Gains (Losses)	127	-	129	3
Other	303	520	667	967
	2,352	2,358	4,524	4,570
Noninterest Expenses
Salaries and Employee Benefits	4,625	4,407	9,099	8,875
Occupancy and Equipment	978	1,017	1,942	2,010
Other	2,751	2,896	5,548	5,721
	8,354	8,320	16,589	16,606

Income Before Income Taxes	3,169	3,156	6,208	5,922
Income Taxes	1,002	971	1,980	1,854
Net Income	2,167	2,185	4,228	4,068
Preferred Stock Dividends	406	630	811	1,260
Net Income Available to Common Stockholders	$1,761	$1,555	$3,417	$2,808
Net Income Per Share of Common Stock
Basic	$0.21	$0.18	$0.40	$0.33
Diluted	$0.21	$0.18	$0.40	$0.33
Cash Dividends Declared Per Share of Common Stock	$-	$-	$-	$-
Weighted Average Basic Shares Outstanding	8,439,258	8,439,258	8,439,258	8,439,258
Weighted Average Diluted Shares Outstanding	8,497,618	8,441,628	8,490,540	8,440,443

The accompanying notes are an integral part of these statements.

PART I (Continued)

Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED JUNE 30, 2016 AND 2015

AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Net Income	$2,167	$2,185	$4,228	$4,068

Other Comprehensive Income:

Gains (Losses) on Securities Arising During the Year	1,632	(1,910)	6,829	1,244
Tax Effect	(555)	651	(2,322)	(423)
Realized Gains (Losses) on Sale of AFS Securities	127	-	129	3
Tax Effect	(43)	-	(44)	(1)

Change in Unrealized Gains (Losses) on Securities Available for Sale, Net of Reclassification Adjustment and Tax Effects	1,161	(1,259)	4,592	823

Comprehensive Income	$3,328	$926	$8,820	$4,891

The accompanying notes are an integral part of these statements.

PART I (Continued)

Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Six Months Ended
	June 30, 2016	June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$4,228	$4,068
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	771	821
Provision for Loan Losses	708	491
Securities (Gains) Losses	(129)	(3)
Amortization and Accretion	750	931
(Gain) Losses on Sale of Other Real Estate and Repossessions	(31)	(71)
Provision for Losses on Other Real Estate	78	18
Increase in Cash Surrender Value of Life Insurance	(313)	(26)
(Gain) Loss on Sale of Premises & Equipment	77	-
Other Prepaids, Deferrals and Accruals, Net	498	(747)
	6,637	5,482
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Investment Securities Available for Sale	(46,069)	(51,849)
Proceeds from Maturities, Calls, and Paydowns of Investment Securities:
Available for Sale	24,656	27,751
Held for Maturity	-	5
Proceeds from Sale of Investment Securities
Available for Sale	16,010	25,173
Interest-Bearing Deposits in Other Banks	37,151	(3,117)
Net Loans to Customers	(8,724)	(20,253)
Purchase of Premises and Equipment	(1,795)	(354)
Proceeds from Sale of Other Real Estate and Repossessions	1,873	3,907
Federal Home Loan Bank Stock	(24)	100
Proceeds from Sale of Premises and Equipment	14	29
	23,092	(18,608)
CASH FLOWS FROM FINANCING ACTIVITIES
Noninterest-Bearing Customer Deposits	776	(2,799)
Interest-Bearing Customer Deposits	(35,763)	(7,870)
Dividends Paid for Preferred Stock	(811)	(1,260)
	(35,798)	(11,929)

Net Decrease in Cash and Cash Equivalents	(6,069)	(25,055)
Cash and Cash Equivalents at Beginning of Period	22,257	44,605
Cash and Cash Equivalents at End of Period	$16,188	$19,550

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

The consolidated financial statements in this report are unaudited, except for the December 31, 2015 consolidated balance sheet. All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company. The results of operations for the six months ended June 30, 2016, are not necessarily indicative of the results which may be expected for the entire year.

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

Reclassifications

In certain instances, amounts reported in prior years’ consolidated financial statements have been reclassified to conform to statement presentations selected for 2016. Such reclassifications have not affected previously reported stockholders’ equity or net income.

Concentrations of Credit Risk

Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions. The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk, particularly with the current economic downturn in the real estate market. At June 30, 2016, approximately 85 percent of the Company’s loan portfolio was concentrated in loans secured by real estate. A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector. Declining collateral real estate values that secure land development, construction and speculative real estate loans in the Company’s larger MSA markets have resulted in high loan loss provisions in recent years. In addition, a large portion of the Company’s foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions. Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.

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

Bank-Owned Life Insurance

The Company has purchased life insurance on the lives of certain key members of management and directors. The life insurance policies are recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or amounts due that are probable at settlement, if applicable. Increases in the cash surrender value are recorded as other income in the consolidated statements of income. The cash surrender value of the insurance contracts is recorded in other assets on the consolidated balance sheets in the amount of $15,143 and $14,830 as of June 30, 2016 and December 31, 2015, respectively.

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

PART I (Continued)

Item 1 (Continued)

(1) Summary of Significant Accounting Policies (Continued)

Changes in Accounting Principles and Effects of New Accounting Pronouncements (Continued)

ASU 2016-13, “Financial Instruments – Credit Losses.” This ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supported forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this ASU on its consolidated financial statements.

(2) Investment Securities

Investment securities as of June 30, 2016 and December 31, 2015 are summarized as follows:

June 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U. S. Government Agencies
Mortgage-Backed	$302,731	$1,734	$(1,615)	$302,850
State, County & Municipal	4,956	120	-	5,076
	$307,687	$1,854	$(1,615)	$307,926

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U. S. Government Agencies
Mortgage-Backed	$297,779	$63	$(6,792)	$291,050
State, County & Municipal	5,089	30	(20)	5,099
	$302,868	$93	$(6,812)	$296,149

PART I (Continued)

Item 1 (Continued)

(2) Investment Securities (Continued)

The amortized cost and fair value of investment securities as of June 30, 2016, by contractual maturity, are shown hereafter. Expected maturities may differ from contractual maturities for certain investments because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This is often the case with mortgage-backed securities, which are disclosed separately in the table below.

	Securities
	Available for Sale
	Amortized Cost	Fair Value

Due In One Year or Less	$330	$330
Due After One Year Through Five Years	2,021	2,041
Due After Five Years Through Ten Years	1,113	1,154
Due After Ten Years	1,492	1,551
	$4,956	$5,076

Mortgage-Backed Securities	302,731	302,850
	$307,687	$307,926

Proceeds from the sale of investments available for sale during the first six months of 2016 totaled $16,010 compared to $25,173 for the first six months of 2015. The sale of investments available for sale during the first six months of 2016 resulted in gross realized gains of $135 and losses of $6. The sale of investments available for sale during the first six months of 2015 resulted in gross realized gains of $199 and losses of $196.

Investment securities having a carry value approximating $120,010 and $133,754 as of June 30, 2016 and December 31, 2015, respectively, were pledged to secure public deposits and for other purposes.

Information pertaining to securities with gross unrealized losses at June 30, 2016 and December 31, 2015 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

June 30, 2016
U. S. Government Agencies
Mortgage-Backed	$29,085	$(132)	$116,481	$(1,483)	$145,566	$(1,615)
	$29,085	$(132)	$116,481	$(1,483)	$145,566	$(1,615)

December 31. 2015
U.S. Government Agencies
Mortgage-Backed	$139,765	$(1,270)	$139,720	$(5,522)	$279,485	$(6,792)
State, County and Municipal	1,035	(20)	-	-	1,035	(20)
	$140,800	$(1,290)	$139,720	$(5,522)	$280,520	$(6,812)

PART I (Continued)

Item 1 (Continued)

(2) Investment Securities (Continued)

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

At June 30, 2016, the debt securities with unrealized losses have depreciated 1.10 percent from the Company’s amortized cost basis. These securities are guaranteed by either the U.S. Government, other governments or U.S. corporations. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary.

(3) Loans

The following table presents the composition of loans segregated by class of loans, as of June 30, 2016 and December 31, 2015.

	June 30, 2016	December 31, 2015
Commercial and Agricultural
Commercial	$47,934	$47,782
Agricultural	24,307	19,193

Real Estate
Commercial Construction	32,292	40,107
Residential Construction	9,141	9,413
Commercial	345,181	346,262
Residential	196,140	197,002
Farmland	70,137	61,780

Consumer and Other
Consumer	19,936	20,605
Other	19,141	16,492

Total Loans	$764,209	$758,636

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

The following table presents the loan portfolio by credit quality indicator (risk grade) as of June 30, 2016 and December 31, 2015. Those loans with a risk grade of 1, 2, 3 or 4 have been combined in the pass column for presentation purposes. For the period ending June 30, 2016, the Company did not have any loans classified as “doubtful” or a “loss”.

June 30, 2016
	Pass	Special Mention	Substandard	Total Loans
Commercial and Agricultural
Commercial	$45,696	$871	$1,367	$47,934
Agricultural	23,872	62	373	24,307

Real Estate
Commercial Construction	29,979	1,011	1,302	32,292
Residential Construction	9,141	-	-	9,141
Commercial	321,052	7,434	16,695	345,181
Residential	176,773	8,132	11,235	196,140
Farmland	68,056	1,119	962	70,137

Consumer and Other
Consumer	19,386	124	426	19,936
Other	19,121	-	20	19,141

Total Loans	$713,076	$18,753	$32,380	$764,209

PART I (Continued)

Item 1 (Continued)

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

PART I (Continued)

Item 1 (Continued)

(3) Loans (Continued)

The following table represents an age analysis of past due loans and nonaccrual loans, segregated by class of loans, as of June 30, 2016 and December 31, 2015:

June 30, 2016
	Accruing Loans
		90 Days
	30-89 Days	or More	Total Accruing	Nonaccrual
	Past Due	Past Due	Loans Past Due	Loans	Current Loans	Total Loans
Commercial and Agricultural
Commercial	$320	$-	$320	$461	$47,153	$47,934
Agricultural	104	-	104	192	24,011	24,307

Real Estate
Commercial Construction	148	-	148	190	31,954	32,292
Residential Construction	-	-	-	-	9,141	9,141
Commercial	1,452	-	1,452	7,678	336,051	345,181
Residential	3,123	-	3,123	3,455	189,562	196,140
Farmland	220	-	220	933	68,984	70,137

Consumer and Other
Consumer	244	-	244	240	19,452	19,936
Other	-	-	-	-	19,141	19,141

Total Loans	$5,611	$-	$5,611	$13,149	$745,449	$764,209

December 31, 2015
	Accruing Loans
		90 Days
	30-89 Days	or More	Total Accruing	Nonaccrual
	Past Due	Past Due	Loans Past Due	Loans	Current Loans	Total Loans
Commercial and Agricultural
Commercial	$491	$-	$491	$577	$46,714	$47,782
Agricultural	71	-	71	178	18,944	19,193

Real Estate
Commercial Construction	90	-	90	1,643	38,374	40,107
Residential Construction	-	-	-	-	9,413	9,413
Commercial	6,031	-	6,031	7,565	332,666	346,262
Residential	3,683	-	3,683	3,164	190,155	197,002
Farmland	123	-	123	1,103	60,554	61,780

Consumer and Other
Consumer	470	8	478	178	19,949	20,605
Other	-	-	-	-	16,492	16,492

Total Loans	$10,959	$8	$10,967	$14,408	$733,261	$758,636

PART I (Continued)

Item 1 (Continued)

(3) Loans (Continued)

The following table details impaired loan data as of June 30, 2016:

June 30, 2016
	Unpaid
	Contractual			Average	Interest	Interest
	Principal	Impaired	Related	Recorded	Income	Income
	Balance	Balance	Allowance	Investment	Recognized	Collected

With No Related Allowance Recorded
Commercial	$460	$460	$-	$472	$4	$5
Agricultural	213	192	-	188	9	13
Commercial Construction	453	428	-	930	8	7
Residential Construction	-	-	-	-	-	-
Commercial Real Estate	16,383	15,615	-	13,577	271	270
Residential Real Estate	5,227	4,956	-	4,606	(7)	119
Farmland	935	933	-	1,121	(3)	1
Consumer	248	240	-	205	4	6
Other	-	-	-	-	-	-

	23,919	22,824	-	21,099	286	421

With An Allowance Recorded
Commercial	-	-	-	50	-	-
Agricultural	-	-	-	-	-	-
Commercial Construction	74	74	22	75	-	-
Residential Construction	-	-	-	-	-	-
Commercial Real Estate	8,709	8,695	2,886	8,305	127	124
Residential Real Estate	864	856	440	965	3	3
Farmland	384	384	33	386	10	11
Consumer	-	-	-	-	-	-
Other	-	-	-	-	-	-

	10,031	10,009	3,381	9,781	140	138

Total
Commercial	460	460	-	522	4	5
Agricultural	213	192	-	188	9	13
Commercial Construction	527	502	22	1,005	8	7
Residential Construction	-	-	-	-	-	-
Commercial Real Estate	25,092	24,310	2,886	21,882	398	394
Residential Real Estate	6,091	5,812	440	5,571	(4)	122
Farmland	1,319	1,317	33	1,507	7	12
Consumer	248	240	-	205	4	6
Other	-	-	-	-	-	-

	$33,950	$32,833	$3,381	$30,880	$426	$559

PART I (Continued)

Item 1 (Continued)

(3) Loans (Continued)

The following table details impaired loan data as of December 31, 2015:

December 31, 2015
	Unpaid
	Contractual			Average	Interest	Interest
	Principal	Impaired	Related	Recorded	Income	Income
	Balance	Balance	Allowance	Investment	Recognized	Collected

With No Related Allowance Recorded
Commercial	$454	$454	$-	$535	$17	$21
Agricultural	196	178	-	163	(10)	10
Commercial Construction	6,888	1,898	-	2,867	26	27
Commercial Real Estate	15,569	15,122	-	15,430	529	531
Residential Real Estate	5,429	4,576	-	4,715	176	159
Farmland	1,105	1,103	-	1,340	1	2
Consumer	180	178	-	191	14	15
Other	-	-	-	48	-	-

	29,821	23,509	-	25,289	753	765

With An Allowance Recorded
Commercial	123	123	95	100	2	3
Agricultural	-	-	-	-	-	-
Commercial Construction	77	76	25	92	-	-
Commercial Real Estate	8,969	8,956	1,608	6,673	214	209
Residential Real Estate	1,083	1,075	308	1,089	16	16
Farmland	388	388	37	391	21	21
Consumer	-	-	-	-	-	-
Other	-	-	-	-	-	-

	10,640	10,618	2,073	8,345	253	249

Total
Commercial	577	577	95	635	19	24
Agricultural	196	178	-	163	(10)	10
Commercial Construction	6,965	1,974	25	2,959	26	27
Commercial Real Estate	24,538	24,078	1,608	22,103	743	740
Residential Real Estate	6,512	5,651	308	5,804	192	175
Farmland	1,493	1,491	37	1,731	22	23
Consumer	180	178	-	191	14	15
Other	-	-	-	48	-	-

	$40,461	$34,127	$2,073	$33,634	$1,006	$1,014

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

As discussed in Note 1, Summary of Significant Accounting Policies, once a loan is identified as a TDR, it is accounted for as an impaired loan. The Company had no unfunded commitments to lend to a customer that has a troubled debt restructured loan as of June 30, 2016. The following tables present the number of loan contracts restructured during the three month and six month period ended June 30, 2016 and 2015. It shows the pre- and post-modification recorded investment as well as the number of contracts and the recorded investment for those TDRs modified during the previous twelve months which subsequently defaulted during the period. Loans modified in a troubled debt restructuring are considered to be in default once the loan becomes 90 days past due. A TDR may cease being classified as impaired if the loan is subsequently modified at market terms and, has performed according to the modified terms for at least six months, and there has not been any prior principal forgiveness on a cumulative basis.

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
Troubled Debt Restructurings
	# of Contracts	Pre-Modification	Post-Modification	# of Contracts	Pre-Modification	Post-Modification

Residential Real Estate	1	$91	$91	1	$91	$91

Total Loans	1	$91	$91	1	$91	$91

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
Troubled Debt Restructurings
	# of Contracts	Pre-Modification	Post-Modification	# of Contracts	Pre-Modification	Post-Modification

Residential Real Estate	-	$-	$-	1	$881	$897

Total Loans	-	$-	$-	1	$881	$897

PART I (Continued)

Item 1 (Continued)

(3) Loans (Continued)

The company did not have any TDRs that subsequently defaulted for the three months and six months ended June 30, 2016.

(4) Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses, segregated by class of loan, for the six month period ended June 30, 2016 and June 30, 2015. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other loan categories and periodically may result in reallocation within the provision categories.

June 30, 2016
	Beginning				Ending
	Balance	Charge-Offs	Recoveries	Provision	Balance

Commercial and Agricultural
Commercial	$855	$(225)	$25	$(100)	$555
Agricultural	203	(18)	2	64	251

Real Estate
Commercial Construction	691	(25)	804	(1,032)	438
Residential Construction	20	-	-	(2)	18
Commercial	3,851	(569)	180	2,136	5,598
Residential	1,990	(159)	23	(242)	1,612
Farmland	912	-	125	(241)	796

Consumer and Other
Consumer	63	(111)	21	123	96
Other	19	-	5	2	26

	$8,604	$(1,107)	$1,185	$708	$9,390

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

For the year ended December 31, 2015 the Company’s historical loss ratio within the ALLL calculation was based on a rolling 8 quarter historical loss period.  During the first quarter of 2016 Company management implemented a change to its allowance for loan loss methodology by expanding the historical loss period from a rolling 8 quarters to a rolling 16 quarters.  Management believes the longer historical loss period better reflects the current and expected loss behavior of the loan portfolio within the current credit cycle.  The transition to a rolling 16 quarter loss period will be complete in the first quarter of 2017.  As of June 30, 2016, this change in the historical loss period resulted in an increase to the allowance for loan losses of $669,000.

Management continually evaluates the allowance for loan losses methodology seeking to refine and enhance this process as appropriate, and it is likely that the methodology will continue to evolve over time.

Since not all loans in the substandard category are considered impaired, this quarterly review process may result in the identification of specific reserves on nonimpaired loans. Management considers those loans graded substandard, but not classified as impaired, to be higher risk loans and, therefore, makes specific allocations to the allowance for those loans if warranted. The total of such loans is $12.64 million and $8.6 million as of June 30, 2016 and 2015, respectively. Specific allowance allocations were made for these loans totaling $791 thousand and $569 thousand as of June 30, 2016 and 2015, respectively. Since these loans are not considered impaired, both the loan balance and related specific allocation are included in the “Collectively Evaluated for Impairment” column of the following tables.

The Company determines its individual reserves during its quarterly review of substandard loans. This process involves reviewing all loans with a risk grade of 6 or greater and an outstanding balance of $250,000 or more, regardless of the loans impairment classification. At June 30, 2016, there were 165 impaired loans totaling $3.8 million below the $250,000 review threshold which were not individually reviewed for impairment. Those loans were subject to the bank’s general loan loss reserve methodology and are included in the “Collectively Evaluated for Impairment” column of the following tables. Likewise, at June 30, 2015, there were 156 impaired loans totaling $4.3 million were below the $250,000 review threshold and were subject to the bank’s general loan loss reserve methodology and are included in the “Collectively Evaluated for Impairment” column of the following tables.

PART I (Continued)

Item 1 (Continued)

(4) Allowance for Loan Losses (Continued)

The following tables present breakdowns of the allowance for loan losses, segregated by impairment methodology for June 30, 2016 and 2015:

June 30, 2016
	Ending Allowance Balance			Ending Loan Balance

	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
Commercial and Agricultural
Commercial	$-	$555	$555	$9	$47,925	$47,934
Agricultural	-	251	251	-	24,307	24,307

Real Estate
Commercial Construction	22	416	438	384	31,908	32,292
Residential Construction	-	18	18	-	9,141	9,141
Commercial	2,886	2,712	5,598	17,463	327,718	345,181
Residential	440	1,172	1,612	3,609	192,531	196,140
Farmland	33	763	796	1,048	69,089	70,137

Consumer and Other
Consumer	-	96	96	-	19,936	19,936
Other	-	26	26	-	19,141	19,141

Total End of Period Balance	$3,381	$6,009	$9,390	$22,513	$741,696	$764,209

June 30, 2015
	Ending Allowance Balance			Ending Loan Balance

	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
Commercial and Agricultural
Commercial	$92	$254	$346	$91	$52,415	$52,506
Agricultural	-	309	309	8	24,011	24,019

Real Estate
Commercial Construction	18	1,568	1,586	3,313	43,386	46,699
Residential Construction	-	138	138	-	11,327	11,327
Commercial	278	3,544	3,822	20,537	320,630	341,167
Residential	320	1,453	1,773	3,432	199,373	202,805
Farmland	59	47	106	1,697	52,438	54,135

Consumer and Other
Consumer	-	42	42	-	21,371	21,371
Other	-	358	358	-	6,049	6,049

Total End of Period Balance	$767	$7,713	$8,480	$29,078	$731,000	$760,078

PART I (Continued)

Item 1 (Continued)

(5) Other Real Estate Owned

The aggregate carrying amount of Other Real Estate Owned (OREO) at June 30, 2016 and December 31, 2015 was $10,178 and $8,839, respectively. All of the Company’s other real estate owned represents properties acquired through foreclosure or deed in lieu of foreclosure. The following table details the change in OREO for the six months ended June 30, 2016 and the year ended December 31, 2015.

	Six Months Ended	Twelve Months Ended
	June 30, 2016	December 31, 2015

Balance, Beginning	$8,839	$10,402

Additions	3,166	7,536
Sales of OREO	(1,785)	(8,055)
Gains (Losses) on Sale	36	(591)
Provision for Losses	(78)	(453)

Balance, Ending	$10,178	$8,839

At June 30, 2016, the Company held $1.42 million of residential real estate property as foreclosed property compared to $1.03 million as of December 31, 2015.  Also at June 30, 2016, $1.43 million of consumer mortgage loans collateralized by residential real estate property were in the process of foreclosure according to local requirements of the applicable jurisdictions. At December 31, 2015, only $159 thousand of consumer mortgage loans collateralized by residential real estate property were in the process of foreclosure according to local requirements of the applicable jurisdictions.

(6) Deposits

The aggregate amount of overdrawn deposit accounts reclassified as loan balances totaled $448 and $272 as of June 30, 2016 and December 31, 2015.

Components of interest-bearing deposits as of June 30, 2016 and December 31, 2015 are as follows:

	Six Months Ended	Twelve Months Ended
	June 30, 2016	December 31, 2015

Interest-Bearing Demand	$389,095	$412,960
Savings	68,480	64,976
Time, $100,000 and Over	196,248	202,801
Other Time	188,082	196,931
	$841,905	$877,668

At June 30, 2016 and December 31, 2015, the Company had brokered deposits of $40,776 and $25,577, respectively. All of these brokered deposits represent Certificate of Deposits Account Registry Service (CDARS) reciprocal deposits. The CDARS deposits are ones in which customers placed core deposits into the CDARS program for FDIC insurance coverage and the Company receives reciprocal brokered deposits in a like amount. The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $100,000 was approximately $135,537 and $141,900 as of June 30, 2016 and December 31, 2015, respectively. The aggregate amount of certificates of deposit, each with a minimum deposit of $250,000 was $30,133 and $31,755 as of June 30, 2016 and December 31, 2015.

PART I (Continued)

Item 1 (Continued)

(6) Deposits (Continued)

As of June 30, 2016 and December 31, 2015, the scheduled maturities of certificates of deposits are as follows:

Maturity	June 30, 2016	December 31, 2015
One Year and Under	$274,143	$287,423
One to Three Years	85,330	88,019
Three Years and Over	24,857	24,290
	$384,330	$399,732

(7) Other Borrowed Money

Other borrowed money at June 30, 2016 and December 31, 2015 is summarized as follows:

	June 30, 2016	December 31, 2015
Federal Home Loan Bank Advances	$40,000	$40,000

Advances from the Federal Home Loan Bank (FHLB) have maturities ranging from 2018 to 2023 and interest rates ranging from 1.47 percent to 3.51 percent. As collateral on the outstanding FHLB advances, the Company has provided a blanket lien on its portfolio of qualifying residential first mortgage loans and commercial loans. At June 30, 2016 the book value of those loans pledged is $102,883. At June 30, 2016 the Company had remaining credit availability from the FHLB of $134,980. The Company may be required to pledge additional qualifying collateral in order to utilize the full amount of the remaining credit line.

The aggregate stated maturities of other borrowed money at June 30, 2016 are as follows:

Year	Amount
2018	$2,500
2019	5,000
2020	2,500
After 2020	$30,000
40,000

The Company also has available federal funds lines of credit with various financial institutions totaling $43,500, none of which were outstanding at June 30, 2016.

The Company has the ability to borrow funds from the Federal Reserve Bank (FRB) of Atlanta utilizing the discount window. The discount window is an instrument of monetary policy that allows eligible institutions to borrow money from the FRB on a short-term basis to meet temporary liquidity shortages caused by internal or external disruptions. At June 30, 2016, the Company had borrowing capacity available under this arrangement, with no outstanding balances. The Company would be required to pledge certain available-for-sale investment securities as collateral under this agreement.

(8) Preferred Stock and Warrants

The Company had 18,021 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the Preferred Stock) issued and outstanding with private investors as of June 30, 2016. The Company redeemed 9,979 shares of Preferred Stock at $1,000 per share during 2015. The Company also had a warrant (the Warrant) to purchase up to 500,000 shares of the Company’s common stock outstanding with private investors. Both the Preferred Stock and the Warrant originated in 2009 through transactions with the United States Department of the Treasury and were subsequently sold to the public through an auction process during 2013.

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

PART I (Continued)

Item 1 (Continued)

(9) Subordinated Debentures (Trust Preferred Securities)

Description	Date	Amount	3 Month Libor Rate	Added Points	Total Rate	Maturity	5 Year Call Option
Colony Bankcorp Statutory Trust III	6/17/2004	$4,640	0.65635	2.68	3.33635	6/14/2034	6/17/2009
Colony Bankcorp Capital Trust I	4/13/2006	5,155	0.63110	1.50	2.13110	4/13/2036	4/13/2011
Colony Bankcorp Capital Trust II	3/12/2007	9,279	0.63110	1.65	2.28110	3/12/2037	3/12/2012
Colony Bankcorp Capital Trust III	9/14/2007	5,155	0.63660	1.40	2.03660	9/14/2037	9/14/2012

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

At June 30, 2016 and December 31, 2015 the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	June 30, 2016	December 31, 2015

Loan Commitments	$84,507	$67,889
Letters of Credit	1,464	1,588

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

Other Contractual Obligations. In 2015, the Company committed to the construction of a new branch facility at an estimated cost of $1.2 million. Construction is expected to be completed in early 2017.

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

The carrying amount, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2016 and December 31, 2015 are as follows:

	Fair Value Measurements at
	June 30, 2016
	Carrying	Estimated	Level	Level	Level
	Value	Fair Value	1	2	3

Assets
Cash and Short-Term Investments	$17,652	$17,652	$17,652	$-	$-
Investment Securities Available for Sale	307,926	307,926	-	306,998	928
Federal Home Loan Bank Stock	2,755	2,755	2,755	-	-
Loans, Net	754,437	754,945	-	748,317	6,628
Bank-Owned Life Insurance	15,143	15,143	15,143	-	-

Liabilities
Deposits	976,567	978,039	592,237	385,802	-
Subordinated Debentures	24,229	24,229	-	24,229	-
Other Borrowed Money	40,000	40,657	-	40,657	-

	Fair Value Measurements at
	December 31, 2015
	Carrying	Estimated	Level	Level	Level
	Value	Fair Value	1	2	3

Assets
Cash and Short-Term Investments	$60,872	$60,872	$60,872	$-	$-
Investment Securities Available for Sale	296,149	296,149	-	295,219	930
Federal Home Loan Bank Stock	2,731	2,731	2,731	-	-
Loans, Net	749,675	750,412	-	741,867	8,545
Bank-Owned Life Insurance	14,830	14,830	14,830	-	-

Liabilities
Deposits	1,011,554	1,013,111	611,822	401,289	-
Subordinated Debentures	24,229	24,229	-	24,229	-
Other Borrowed Money	40,000	40,421	-	40,421	-

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

Assets and Liabilities Measured at Fair Value on a Recurring and Nonrecurring Basis – The following table presents the recorded amount of the Company’s assets measured at fair value on a recurring and nonrecurring basis as of June 30, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall. The table below includes only impaired loans with a specific reserve and only other real estate properties with a valuation allowance at June 30, 2016. Those impaired loans and other real estate properties are shown net of the related specific reserves and valuation allowances.

PART I (Continued)

Item 1 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Total Fair	Identical Assets	Observable	Inputs
June 30, 2016	Value	(Level 1)	Inputs (Level 2)	(Level 3)

Recurring
Securities Available for Sale
U.S. Government Agencies
Mortgage-Backed	$302,850	$-	$302,850	$-
State, County and Municipal	5,076	-	4,148	928
	$307,926	$-	$306,998	$928

Nonrecurring
Impaired Loans	$6,628	$-	$-	$6,628

Other Real Estate	$2,912	$-	$-	$2,912

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Total Fair	Identical Assets	Observable	Inputs
December 31, 2015	Value	(Level 1)	Inputs (Level 2)	(Level 3)

Recurring
Securities Available for Sale
U.S. Government Agencies
Mortgage-Backed	$291,050	$-	$291,050	$-
State, County and Municipal	5,099	-	4,169	930
	$296,149	$-	$295,219	$930

Nonrecurring
Impaired Loans	$8,545	$-	$-	$8,545

Other Real Estate	$2,536	$-	$-	$2,536

Liabilities

The Company did not identify any liabilities that are required to be presented at fair value.

PART I (Continued)

Item 1 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

The following table presents quantitative information about the significant unobservable inputs used in the fair value measurements for assets in level 3 of the fair value hierarchy measured on a nonrecurring basis at June 30, 2016 and December 31, 2015. This table is comprised primarily of collateral dependent impaired loans and other real estate owned:

		Valuation	Unobservable	Range
	June 30, 2016	Techniques	Inputs	Weighted Avg

Real Estate
Commercial Construction	52	Sales Comparison	Adjustment for Differences	(5.00)%	-	99.00%
			Between the Comparable Sales		47.00%

			Management Adjustments for	0.00%	-	10.00%
			Age of Appraisals and/or Current		5.00%
			Market Conditions

Residential Real Estate	416	Sales Comparison	Adjustment for Differences	(22.00)%	-	0.00%
			Between the Comparable Sales		(11.00)%

			Management Adjustments for	0.00%	-	40.00%
			Age of Appraisals and/or Current		20.00%
			Market Conditions

Commercial Real Estate	5,809	Sales Comparison	Adjustment for Differences	(14.08)%	-	24.62%
			Between the Comparable Sales		5.27%

			Management Adjustments for	0.00%	-	100.00%
			Age of Appraisals and/or Current		50.00%
			Market Conditions

		Income Approach	Capitalization Rate		10.67%

Farmland	351	Sales Comparison	Adjustment for Differences	(27.00)%	-	15.00%
			Between the Comparable Sales		(6.00)%

			Management Adjustments for	10.00%	-	75.00%
			Age of Appraisals and/or Current		42.50%
			Market Conditions

Other Real Estate Owned	2,912	Sales Comparison	Adjustment for Differences	(50.80)%	-	142.90%
			Between the Comparable Sales		46.05%

			Management Adjustments for	0.62%	-	72.75%
			Age of Appraisals and/or Current		29.23%
			Market Conditions

		Income Approach	Discount Rate		12.50%

PART I (Continued)

Item 1 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

		Valuation	Unobservable	Range
	December 31, 2015	Techniques	Inputs	Weighted Avg

Commercial	$28	Sales Comparison	Adjustment for Differences	(31.77)%	-	34.00%
			Between the Comparable Sales		1.12%

			Management Adjustment for	0.00%	-	10.00%
			Age of Appraisals and/or Current		5.00%
			Market Conditions

		Income Approach	Capitalization Rate		11.00%

Real Estate
Commercial Construction	51	Sales Comparison	Adjustment for Differences	(5.00)%	-	99.00%
			Between the Comparable Sales		47.00%

			Management Adjustments for	0.00%	-	10.00%
			Age of Appraisals and/or Current		5.00%
			Market Conditions

Residential Real Estate	767	Sales Comparison	Adjustment for Differences	(22.00)%	-	10.80%
			Between the Comparable Sales		5.60%

			Management Adjustments for	0.00%	-	25.00%
			Age of Appraisals and/or Current		12.50%
			Market Conditions

Commercial Real Estate	7,348	Sales Comparison	Adjustment for differences	(31.77)%	-	34.00%
			Between the comparable Sales		1.12%

			Management Adjustments for	0.00%	-	10.00%
			Age of Appraisals and/or Current		5.00%
			Market Conditions

		Income Approach	Capitalization Rate		10.25%

Farmland	351	Sales Comparison	Adjustment for Differences	(27.00)%	-	15.00%
			Between the Comparable Sales		(6.00)%

			Management Adjustments for	10.00%	-	75.00%
			Age of Appraisals and/or Current		42.50%
			Market Conditions

Other Real Estate Owned	2,536	Sales Comparison	Adjustment for Differences	(50.80)%	-	142.90%
			Between the Comparable Sales		46.05%

			Management Adjustment for	15.53%	-	72.75%
			Age of Appraisals and/or Current		43.37%
			Market Conditions

		Income Approach	Discount Rate		12.50%

PART I (Continued)

Item 1 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

The table below presents a reconciliation and statement of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the six months ended June 30, 2016 and the twelve months ended December 31, 2015.

	Available for Sale Securities
	June 30, 2016	December 31, 2015

Balance, Beginning	$930	$948
Transfers out of Level 3	-	-
Loss on OTTI Impairment Included in Noninterest Income	-	-
Unrealized Gains included in Other Comprehensive Income (Loss)	(2)	(18)

Balance, Ending	$928	$930

The Company’s policy is to recognize transfers in and transfers out of levels 1, 2 and 3 as of the end of a reporting period. There were no transfers of securities between levels for the six months ended June 30, 2016 and the twelve months ended December 31, 2015.

The following table presents quantitative information about recurring level 3 fair value measurements as of June 30, 2016.

		Valuation	Unobservable	Range
	Fair Value	Techniques	Inputs	Weighted Avg

State, County and Municipal	$928	Discounted Cash Flow	Discount Rate	N/A*

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  As of June 30, 2016, the interim final Basel III rules (Basel III) require the Company to also maintain minimum amounts and ratios of common equity Tier 1 capital to risk-weighted assets.  These amounts and ratios as defined in regulations are presented hereafter.  Management believes, as of June 30, 2016, the Company meets all capital adequacy requirements to which it is subject under the regulatory framework for prompt corrective action.  In the opinion of management, there are no events or conditions since prior notification of capital adequacy from the regulators that have changed the institution’s category.

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

The following table summarizes regulatory capital information as of June 30, 2016 and December 31, 2015 on a consolidated basis and for the subsidiary, as defined.  Regulatory capital ratios for June 30, 2016 and December 31, 2015 were calculated in accordance with the Basel III rules.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2016

Total Capital to Risk-Weighted Assets
Consolidated	$136,138	17.32%	$62,871	8.00%	N/A	N/A
Colony Bank	132,361	16.87	62,777	8.00	$78,472	10.00%

Tier I Capital to Risk-Weighted Assets
Consolidated	126,748	16.13	47,153	6.00	N/A	N/A
Colony Bank	122,971	15.67	47,083	6.00	62,777	8.00

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	85,227	10.84	35,365	4.50	N/A	N/A
Colony Bank	122,971	15.67	35,312	4.50	51,007	6.50

Tier I Capital to Average Assets
Consolidated	126,748	10.94	46,339	4.00	N/A	N/A
Colony Bank	122,971	10.63	46,260	4.00	57,824	5.00

PART I (Continued)

Item 1 (Continued)

(12) Regulatory Capital Matters (Continued)

			For Capital		To Be Well Capitalized Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015

Total Capital to Risk-Weighted Assets
Consolidated	$131,948	16.60%	$63,602	8.00%	N/A	N/A
Colony Bank	126,939	15.99	63,500	8.00	$79,375	10.00%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	123,344	15.51	47,702	6.00	N/A	N/A
Colony Bank	118,335	14.91	47,625	6.00	63,500	8.00

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	81,823	10.29	35,776	4.50	N/A	N/A
Colony Bank	118,335	14.91	35,719	4.50	51,594	6.50

Tier 1 Capital to Average Assets
Consolidated	123,344	10.69	46,149	4.00	N/A	N/A
Colony Bank	118,335	10.27	46,074	4.00	57,592	5.00

PART I (Continued)

Item 1 (Continued)

(13) Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflects the potential dilution of restricted stock and common stock warrants. Net income available to common stockholders represents net income after preferred stock dividends. The following table presents earnings per share for the three month and six month period ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015

Numerator
Net Income Available to Common Stockholders	$1,761	$1,555	$3,417	$2,808

Denominator
Weighted Average Number of Common Shares Outstanding for Basic Earnings Per Common Share	8,439	8,439	8,439	8,439

Dilutive Effect of Potential Common Stock
Restricted Stock	-	-	-	-
Stock Warrants	59	2	52	1
Weighted-Average Number of Shares Outstanding for Diluted Earnings Per Common Share	8,498	8,441	8,491	8,440

Earnings Per Share - Basic	$0.21	$0.18	$0.40	$0.33

Earnings Per Share - Diluted	$0.21	$0.18	$0.40	$0.33

(14) Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) for unrealized gains and losses securities available for sale for the period ended June 30, 2016 and the year ended December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015

Beginning Balance	$(4,434)	$(4,845)

Other Comprehensive Income (Loss) Before Reclassification	4,507	403

Amounts Reclassified from Accumulated Other Comprehensive Income	85	8

Net Current Period Other Comprehensive Income	4,592	411

Ending Balance	$158	$(4,434)

PART I (Continued)

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Future Outlook

In 2016, the Company is committed to improving earnings, reducing problem assets and redeeming TARP Preferred Stock. Given the improved condition of the Company we are also considering product and market expansion. During the year we have completed construction of a new banking facility in Tifton while beginning construction of new facility in Savannah. The Company also began the renovation of a new loan production office in Statesboro. The new Tifton location resulted in closure of two leased offices in that market while two branch offices in Pitts and Chester were closed to improve operating efficiencies.

Major Trends/Significant Considerations

In an effort to enhance shareholder value, the Company has two initiatives underway to improve efficiencies. One is a branch reconciliation project that will involve closing four branches in 2016, while completing or beginning construction on three branches in 2016. The capital expenditure associated with this project should have minimal overall impact on the final performance of the Company over the course of the next twelve months and is expected to have no impact with respect to the Company’s liquidity and the cost of funds. Following the next twelve months, the reconciliation project is expected to have an accretive effect. The second initiative is to redeem TARP preferred stock of approximately $8.7 million during 2016. This will reduce dividend payments by $783 thousand on an annual basis.

The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of June 30, 2016, and the consolidated results of operations for the six months ended June 30, 2016. This discussion should be read in conjunction with the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2016. Readers should also carefully review all other disclosures we file from time to time with the SEC.

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

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of June 30, 2016 and December 31, 2015, and results of operations for each of the six months in the periods ended June 30, 2016 and 2015. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 34 percent federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.

Dollar amounts in tables are stated in thousands, except for per share amounts.

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average interest-earning assets. Net income available to common shareholders totaled $1.76 million, or $0.21 diluted per common share, in three months ended June 30, 2016 compared to net income available to common shareholders of $1.56 million, or $0.18 diluted per common share, in three months ended June 30, 2015. Net income available to common shareholders totaled $3.42 million, or $0.40 diluted per common share, in six months ended June 30, 2016 compared to net income available to common shareholders of $2.81 million, or $0.33 diluted per common share, in six months ended June 30, 2015. The Company did not have any material changes in the second quarter of 2016.

PART I (Continued)

Item 2 (Continued)

Results of Operations (Continued)

Selected income statement data, returns on average assets and average common equity and dividends per share for the comparable periods were as follows:

	Three Months Ended June 30				Six Months Ended June 30
			$	%			$	%
	2016	2015	Variance	Variance	2016	2015	Variance	Variance

Taxable-equivalent net interest income	$9,583	$9,271	$312	3.37%	$19,067	$18,499	$568	3.07%
Taxable-equivalent adjustment	58	24	34	141.67	86	50	36	72.00

Net interest income	9,525	9,247	278	3.01	18,981	18,449	532	2.88
Provision for loan losses	354	129	225	174.42	708	491	217	44.20
Noninterest income	2,352	2,358	(6)	(0.25)	4,524	4,570	(46)	(1.01)
Noninterest expense	8,354	8,320	34	0.41	16,589	16,606	(17)	(0.10)

Income before income taxes	$3,169	$3,156	$13	0.41	$6,208	$5,922	$286	4.83
Income Taxes	1,002	971	31	3.19	1,980	1,854	126	6.80

Net income	$2,167	$2,185	$(18)	(0.82)	$4,228	$4,068	$160	3.93

Preferred stock dividends	406	630	(224)	(35.56)	811	1,260	(449)	(35.63)

Net income available to common shareholders	$1,761	$1,555	$206	13.25%	$3,417	$2,808	$609	21.69%

Net income available to common shareholders:
Basic	$0.21	$0.18	$0.03	16.67%	$0.40	$0.33	$0.07	21.21%
Diluted	$0.21	$0.18	$0.03	16.67%	$0.40	$0.33	$0.07	21.21%
Return on average assets	0.61%	0.54%	0.07%	12.96%	0.59%	0.49%	0.10%	20.41%
Return on average total equity	6.99%	6.05%	0.94%	15.54%	6.87%	5.52%	1.35%	24.46%

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 80.75 percent of total revenue for six months ended June 30, 2016 and 80.15 percent for the same period a year ago.

Net interest margin is the taxable-equivalent net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin.

PART I (Continued)

Item 2 (Continued)

Net Interest Income (Continued)

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Company’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit is currently 3.50 percent. The rate increased 25 basis points in fourth quarter of 2015 for the first time in several years. The federal funds rate moved similarly to the prime rate with interest rates currently at 0.50 percent. As expected, the federal funds rate and the prime rate remained flat the first half of 2016.

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

Rate/Volume Analysis

The rate/volume analysis presented hereafter illustrates the change from June 30, 2015 to June 30, 2016 for each component of the taxable equivalent net interest income separated into the amount generated through volume changes and the amount generated by changes in the yields/rates.

	Changes from June 30, 2015 to June 30, 2016
($ in thousands)	Volume	Rate	Total

Interest Income
Loans, Net-taxable	$106	$(330)	$(224)

Investment Securities
Taxable	237	439	676
Tax-exempt	24	(16)	8
Total Investment Securities	261	423	684

Interest-Bearing Deposits in other Banks	(12)	32	20

Federal Funds Sold	(15)	-	(15)

Other Interest - Earning Assets	(1)	6	5
Total Interest Income	339	131	470

Interest Expense
Interest-Bearing Demand and Savings Deposits	68	26	94
Time Deposits	(134)	(5)	(139)
Subordinated Debentures	-	43	43
Other Borrowed Money	-	(96)	(96)

Total Interest Expense	(66)	(32)	(98)
Net Interest Income	$405	$163	$568

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

PART I (Continued)

Item 2 (Continued)

Rate/Volume Analysis (Continued)

The Company maintains about 19 percent of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years. The liabilities to fund assets are primarily in short term certificate of deposits that mature within one year. The net interest margin increased to 3.50 percent for six months ended June 30, 2016 compared to 3.44 percent for the same period a year ago. We anticipate the net interest margin remaining relatively flat for 2016.

Taxable-equivalent net interest income for six months ended June 30, 2016 increased by $568 thousand, or 3.07 percent compared to the same period a year ago. The average volume of earning assets during six months ended June 30, 2016 increased $14.03 million compared to the same period a year ago. Growth in average earning assets during 2016 was primarily in loans and investments.

The average volume of loans increased $4.04 million for the six months ended June 30, 2016 compared to the same period a year ago. The average yield on loans decreased 9 basis points for the six months ended June 30, 2016 compared to the same period a year ago. The average volume of investment securities increased $32.49 million for the six months ended June 30, 2016 compared to the same year ago period, while the average yield on investment securities increased 28 basis points for the same period comparison. The average volume of deposits increased $14.54 million for the six months ended June 30, 2016 compared to the same period a year ago, with interest-bearing deposits increasing $6.37 million for the six months ended June 30, 2016.

Accordingly, the ratio of average interest-bearing deposits to total average deposits was 86.34 percent for the six months ended June 30, 2016 compared to 86.97 percent in the same period a year ago. This deposit mix, combined with a general decrease in market rates, had the effect of decreasing the average cost of total deposits by 2 basis points in six months ended June 30, 2016 compared to the same period a year ago.

The Company’s net interest spread, which represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities, was 3.39 percent in six months ended June 30, 2016 compared to 3.33 percent in the same period a year ago. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment.

PART I (Continued)

Item 2 (Continued)

Rate/Volume Analysis (Continued)

AVERAGE BALANCE SHEETS	Six Months Ended			Six Months Ended
	June 30, 2016			June 30, 2015
	Average	Income/	Yields/	Average	Income/	Yields/
($ in thousands)	Balances	Expense	Rates	Balances	Expense	Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Interest and fees Taxable (1)	$754,392	$19,393	5.14%	$750,350	$19,617	5.23%
Investment Securities
Taxable	307,751	2,745	1.78%	276,197	2,069	1.50%
Tax-Exempt (2)	2,618	52	3.97%	1,683	44	5.23%
Total Investment Securities	310,369	2,797	1.80%	277,880	2,113	1.52%
Interest-Bearing Deposits	23,221	61	0.53%	33,478	41	0.24%
Federal Funds Sold	-	-	-%	12,211	15	0.25%
Interest-Bearing Other Assets	2,744	65	4.74%	2,778	60	4.32%
Total Interest-Earning Assets	$1,090,726	$22,316	4.09%	$1,076,697	$21,846	4.06%
Non-interest-Earning Assets
Cash and Cash Equivalents	15,074			19,312
Allowance for Loan Losses	(9,384)			(8,670)
Other Assets	64,635			63,386
Total Noninterest-Earning Assets	70,325			74,028
Total Assets	$1,161,051			$1,150,725
Liabilities and Stockholders' Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$466,730	$829	0.36%	$426,821	$735	0.34%
Other Time	391,476	1,564	0.80%	425,012	1,703	0.80%
Total Interest-Bearing Deposits	858,206	2,393	0.56%	851,833	2,438	0.57%
Other Interest-Bearing Liabilities
Other Borrowed Money	40,000	566	2.83%	40,000	662	3.31%
Subordinated Debentures	24,229	290	2.39%	24,229	247	2.04%
Total Other Interest-Bearing Liabilities	64,229	856	2.67%	64,229	909	2.83%
Total Interest-Bearing Liabilities	$922,435	$3,249	0.70%	$916,062	$3,347	0.73%
Noninterest-Bearing Liabilities and Stockholders' Equity
Demand Deposits	135,812			127,644
Other Liabilities	3,344			5,319
Stockholders' Equity	99,460			101,700
Total Noninterest-Bearing Liabilities and Stockholders' Equity	238,616			234,663
Total Liabilities and Stockholders' Equity	$1,161,051			$1,150,725

Interest Rate Spread			3.39%			3.33%
Net Interest Income		$19,067			$18,499
Net Interest Margin			3.50%			3.44%

(1)

The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable equivalent adjustments totaling $68 and $35 for six month periods ended June 30, 2016 and 2015, respectively, are included in tax-exempt interest on loans.

(2)

Taxable-equivalent adjustments totaling $18 and $15 for six month periods ended June 30, 2016 and 2015, respectively, are included in tax-exempt interest on investment securities. The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

PART I (Continued)

Item 2 (Continued)

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $708 thousand in the six months ended June 30, 2016 compared to $491 thousand in the same period a year ago. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Noninterest Income

The components of noninterest income were as follows:

	Three Months Ended June 30				Six Months Ended June 30
			$	%			$	%
	2016	2015	Variance	Variance	2016	2015	Variance	Variance

Service Charges on Deposit Accounts	$1,055	$1,040	$15	1.44%	$2,057	$2,051	$6	0.29%
Other Charges, Commissions and Fees	714	664	50	7.53	1,418	1,302	116	8.91
Mortgage Fee Income	153	134	19	14.18	253	247	6	2.43
Securities Gains (Losses)	127	-	127	-	129	3	126	4200.00
Other	303	520	(217)	(41.73)	667	967	(300)	(31.02)

Total	$2,352	$2,358	$(6)	(0.25)%	$4,524	$4,570	$(46)	(1.01)%

Other Charges, Commissions and Fees. Debit card interchange fees and foreign fees increased $114 thousand in 2016 compared to the same period in 2015.

Mortgage Fee Income. The volume of mortgage loans has shown a slight increase in 2016 compared to the same period in 2015 which contributed to a slight increase in mortgage fee income.

Other. The decrease in other noninterest income is attributed to having a tax credit of $66 thousand and life insurance benefits of $77 thousand in 2015 that did not occur in 2016. In addition, the bank also had $125 in losses on fixed assets, oreo and repo in 2016 that did not occur in 2015.

Noninterest Expense

The components of noninterest expense were as follows:

	Three Months Ended June 30				Six Months Ended June 30
			$	%			$	%
	2016	2015	Variance	Variance	2016	2015	Variance	Variance

Salaries and Employee Benefits	$4,625	$4,407	$218	4.95%	$9,099	$8,875	$224	2.52%
Occupancy and Equipment	978	1,017	(39)	(3.83)	1,942	2,010	(68)	(3.38)
Other	2,751	2,896	(145)	(5.01)	5,548	5,721	(173)	(3.02)

Total	$8,354	$8,320	$34	0.41%	$16,589	$16,606	$(17)	(0.10)%

Salaries and Employee Benefits. The increase in 2016 is primarily attributable to merit pay increases.

Occupancy and Equipment. The decrease in the second quarter of 2016 as compared to comparable periods is primarily attributable to a decrease in depreciation expense in 2016.

PART I (Continued)

Item 2 (Continued)

Noninterest Expense (Continued)

Other. The decrease in the second quarter of 2016 as compared to comparable periods is primarily attributable to foreclosed property costs which decreased by $73 thousand from $349 thousand in 2015 compared to $276 thousand in 2016. FDIC assessments decreased by $50 thousand in 2016.

Loans

The following table presents the composition of the Company’s loan portfolio as of June 30, 2016 and December 31, 2015:

	June 31, 2016	December 31, 2015	$ Variance	% Variance

Commercial and Agricultural
Commercial	$47,934	$47,782	$152	0.32%
Agricultural	24,307	19,193	5,114	26.65
Real Estate
Commercial Construction	32,292	40,107	(7,815)	(19.49)
Residential Construction	9,141	9,413	(272)	(2.89)
Commercial	345,181	346,262	(1,081)	(0.31)
Residential	196,140	197,002	(862)	(0.44)
Farmland	70,137	61,780	8,357	13.53
Consumer and Other
Consumer	19,936	20,605	(669)	(3.25)
Other	19,141	16,492	2,649	16.06
Gross Loans	764,209	758,636	5,573	0.73
Unearned Interest and Fees	(382)	(357)	(25)	(7.00)
Allowance for Loan Losses	(9,390)	(8,604)	(786)	(9.14)
Net Loans	$754,437	$749,675	$4,762	0.64%

Loan Origination/Risk Management. In accordance with the Company’s decentralized banking model, loan decisions are made at the local bank level. The Company utilizes both an Executive Loan Committee and a Director Loan Committee to assist lenders with the decision making and underwriting process of larger loan requests. Due to the diverse economic markets served by the Company, evaluation and underwriting criteria may vary slightly by market. Overall, loans are extended after a review of the borrower’s repayment ability, collateral adequacy, and overall credit worthiness.

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

The Company originates consumer loans at the bank level. Due to the diverse economic markets served by the Company, underwriting criteria may vary slightly by market. The Company is committed to serving the borrowing needs of all markets served and, in some cases, adjusts certain evaluation methods to meet the overall credit demographics of each market. Consumer loans represent relatively small loan amounts that are spread across many individual borrowers to help minimize risk. Additionally, consumer trends and outlook reports are reviewed by management on a regular basis.

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

Commercial and Agricultural. Commercial and agricultural loans at June 30, 2016 increased 7.86 percent to $72.2 million from December 31, 2015 at $67.0 million. The Company’s commercial and agricultural loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Company’s loan policy guidelines.

Real Estate.  Commercial and residential construction loans decreased by $8.09 million, or 16.33 percent, at June 30, 2016 to $41.43 million from $49.52 million at December 31, 2015.  Farmland increased $8.4 million, or 13.53 percent, at June 30, 2016 to $70.14 million from $61.78 million at December 31, 2015.

Other.  Other loans at June 30, 2016 increased 16.06 percent to $19.14 million from $16.49 million at December 31, 2015.

Collateral Concentrations. Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions. The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk, particularly with the current economic downturn in the real estate market. At June 30, 2016, approximately 85 percent of the Company’s loan portfolio was concentrated in loans secured by real estate. A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector. In addition, a large portion of the Company’s foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions. Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis. Though the real estate market remains somewhat sluggish, we have seen real estate values stabilize. The stabilization of rates has resulted in a decrease in the number of loans being classified as impaired over the past several years.

PART I (Continued)

Item 2 (Continued)

Nonperforming Assets and Potential Problem Loans

Nonperforming assets and accruing past due loans as of June 30, 2016, December 31, 2015 and June 30, 2015 were as follows:

	June 30, 2016	December 31, 2015	June 30, 2015

Loans Accounted for on Nonaccrual	$13,149	$14,408	$14,120
Loans Accruing Past Due 90 Days or More	--	8	8
Other Real Estate Foreclosed	10,178	8,839	12,031
Total Nonperforming Assets	$23,327	$23,255	$26,159

Nonperforming Assets by Segment
Construction and Land Development	$4,414	$7,106	$9,402
1-4 Family Residential	4,875	4,197	5,228
Multifamily Residential	--	--	173
Nonfarm Residential	12,213	9,908	8,801
Farmland	933	1,103	1,442
Commercial and Consumer	892	941	1,113
Total Nonperforming Assets	$23,327	$23,255	$26,159

Nonperforming Assets as a Percentage of:
Total Loans and Foreclosed Assets	3.01%	3.03%	3.39%
Total Assets	2.03%	1.98%	2.30%
Nonperforming Loans as a Percentage of:
Total Loans	1.72%	1.90%	1.86%

Supplemental Data:
Trouble Debt Restructured Loans In Compliance with Modified Terms	$19,346	$19,375	$19,233
Trouble Debt Restructured Loans Past Due 30-89 Days	338	344	--
Accruing Past Due Loans:
30-89 Days Past Due	$5,611	$10,959	$7,222
90 or More Days Past Due	--	8	8
Total Accruing Past Due Loans	$5,611	$10,967	$7,230

Allowance for Loan Losses	$9,390	$8,604	$8,480
ALLL as a Percentage of:
Total Loans	1.23%	1.13%	1.12%
Nonperforming Loans	71.41%	59.68%	60.02%

Nonperforming assets include nonaccrual loans, loans past due 90 days or more and foreclosed real estate. Nonperforming assets at June 30, 2016 increased 0.31 percent from December 31, 2015.

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

For the year ended December 31, 2015 the Company’s historical loss ratio within the ALLL calculation was based on a rolling 8 quarter historical loss period.  During the first quarter of 2016 Company management implemented a change to its allowance for loan loss methodology by expanding the historical loss period from a rolling 8 quarters to a rolling 16 quarters.  Management believes the longer historical loss period better reflects the current and expected loss behavior of the loan portfolio within the current credit cycle.  The transition to a rolling 16 quarter loss period will be complete in the first quarter of 2017.  As of June 30, 2016, this change in the historical loss period resulted in an increase to the allowance for loan losses of $669,000.

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

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the six month periods ended June 30, 2016 and June 30, 2015.

	June 30, 2016		June 30, 2015
	Average	Average	Average	Average
	Amount	Rate (1)	Amount	Rate (1)

Noninterest-Bearing Demand Deposits	$135,812		$127,644
Interest-Bearing Demand and Savings Deposits	466,730	0.36%	426,821	0.34%
Time Deposits	391,476	0.80%	425,012	0.80%

Total Deposits	$994,018	0.48%	$979,477	0.50%

(1) Average rate is an annualized rate.

Average deposits increased $14.54 million to $994.02 million at June 30, 2016 from $979.48 million at June 30, 2015. The increase included an increase of $8.17 million, or 6.40 percent in noninterest-bearing demand deposits while, at the same time, interest-bearing demand and savings deposits increased $39.91 million, or 9.35 percent and time deposits decreased $33.54 million, or 7.89 percent. Accordingly the ratio of average noninterest-bearing deposits to total average deposits was 13.66 percent for six months ended June 30, 2016 compared to 13.03 percent for six months ended June 30, 2015. The general decrease in market rates, had the effect of decreasing the average cost of total deposits by 2 basis points in six months ended June 30, 2016 compared to the same period a year ago.

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

Loan Commitments. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses. Loan commitments outstanding at June 30, 2016 are included in the table in Footnote 10 of the Consolidated Financial Statements.

Capital and Liquidity

At June 30, 2016, stockholders’ equity totaled $103.47 million compared to $95.46 million at December 31, 2015. In addition to net income of $4.23 million, other significant changes in stockholders’ equity during six months ended June 30, 2016 included $811 thousand of preferred stock dividends declared. The accumulated other comprehensive income (loss) component of stockholders’ equity totaled $158 thousand at June 30, 2016 compared to $(4.43) million at December 31, 2015. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items.

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

Using the capital requirements presently in effect, the Tier 1 ratio as of June 30, 2016 was 16.13 percent and total Tier 1 and 2 risk-based capital was 17.32 percent. Both of these measures compare favorably with the regulatory minimum to be adequately capitalized of 6 percent for Tier 1 and 8 percent for total risk-based capital. The Company’s common equity Tier 1 ratio as of June 30, 2016 was 10.84, which exceeds the regulatory minimum of 4.50 percent. The Company’s Tier 1 leverage ratio as of June 30, 2016 was 10.94 percent, which exceeds the required ratio standard of 4 percent.

For June 2016, average capital was $99.46 million, representing 8.57 percent of average assets for the year. This compares to 8.75 percent for June 2015.

For June 2016, the Company had $1.2 million material commitments for capital expenditures to construct a new branch. With an additional entry in the Savannah market and the recent new entry into the Statesboro office, we anticipate new loan and deposit opportunities. These new offices are expected to have a minimal impact in the first twelve months following their opening and are expected to be accretive thereafter.

The Company did not pay any common stock dividends in the second quarter of 2016 or 2015. The Company suspended common stock dividend payments beginning in the third quarter of 2009 for capital retention purposes.

The Company declared dividends of $811 and $1.26 million on preferred stock on June 30, 2016 and 2015, respectively. Additional information is provided in the Notes to the Consolidated Financial Statements for Preferred Stock.

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

The investment portfolio provides a ready means to raise cash if liquidity needs arise. As of June 30, 2016, the available for sale bond portfolio totaled $307.93 million. At December 31, 2015, the available for sale bond portfolio totaled $296.15 million. Only marketable investment grade bonds are purchased. Although a good portion of the banks’ bond portfolios are encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for a sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it primarily determines the Company’s liquidity posture. Colony had ratios of loans to deposits of 78.3 percent as of June 30, 2016 and 75.0 percent at December 31, 2015. Management employs alternative funding sources when deposit balances will not meet loan demands. The ratios of loans to all funding sources (excluding Subordinated Debentures) at June 30, 2016 and December 31, 2015 were 75.2 percent and 72.1 percent, respectively.

Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources. The stability of the banks’ core deposit base is an important factor in Colony’s liquidity position. A heavy percentage of the deposit base is comprised of accounts of individuals and small businesses with comprehensive banking relationships and limited volatility. At June 30, 2016 and December 31, 2015, Colony had $196 million and $203 million in certificates of deposit of $100,000 or more. These larger deposits represented 20.1 percent and 20.1 percent of respective total deposits. Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed. Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

PART I (Continued)

Item 2 (Continued)

Capital and Liquidity (Continued)

The Company supplemented deposit sources with brokered deposits. As of June 30, 2016, the Company had $40.8 million, or 4.18 percent of total deposits, in CDARS. Additional information is provided in the Notes to the Consolidated Financial Statements regarding these brokered deposits. Additionally, the Company uses external deposit listing services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed. These deposits obtained from listing services are often referred to as wholesale or internet CDs. As of June 30, 2016, the Company had $26.9 million, or 2.75 percent of total deposits, in internet certificates of deposit obtained through deposit listing services.

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

Return on Assets and Stockholders’ Equity

The following table presents selected financial ratios for each of the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015

Return on Average Assets (1)	0.61%	0.54%	0.59%	0.49%

Return on Average Total Equity (1)	6.99%	6.05%	6.87%	5.52%

Average Total Equity to Average Assets	8.71%	8.93%	8.57%	8.84%

(1) Computed using annualized net income available to common shareholders.

PART I (Continued)

Item 3

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, Colony Bank is not required to report this information.

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

4.1 Warrant to Purchase up to 500,000 shares of Common Stock

-filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 000-12436), filed with the Commission on January 13, 2009 and incorporated herein by reference.

4.2 Form of Series A Preferred Stock Certificate

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

10.7 Form of Waiver, Executed by Al D. Ross

- filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-12436), filed with the Commission on January 13, 2009 and incorporated herein by reference.

10.8 Form of Waiver, Executed by Terry L. Hester

- filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-12436), filed with the Commission on January 13, 2009 and incorporated herein by reference.

10.9 Form of Waiver, Executed by Henry F. Brown, Jr.

- filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-12436), filed with the Commission on January 13, 2009 and incorporated herein by reference.

10.10 Form of Waiver, Executed by Walter F. Patten

- filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-12436), filed with the Commission on January 13, 2009 and incorporated herein by reference.

10.11 Form of Waiver, Executed by Larry E. Stevenson

- filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-12436), filed with the Commission on January 13, 2009 and incorporated herein by reference.

10.12 Employment Agreement, Dated April 27, 2012 Between Edward P. Loomis, Jr. and Colony Bankcorp, Inc.

-filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-12436), filed with the Commission on May 2, 2012 and incorporated herein by reference.

99.1 Retention Agreement

-filed as Exhibit 99.1 to the Registrant’s 10-Q for the period ended March 31, 2015 (File No. 000-12436), filed with the Commission on May 4, 2015 and incorporated herein by reference.

99.2 Retention Agreement

-filed as Exhibit 99.2 to the Registrant’s 10-Q for the period ended June 30, 2016 (File No. 000-12436), filed with the Commission on May 31, 2016.

PART II (Continued)

Item 6 (Continued)

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

Colony Bankcorp, Inc.

/s/ Edward P. Loomis, Jr.
Date: August 2, 2016	Edward P. Loomis, Jr.
President/Director/Chief Executive Officer

Date: August 2, 2016	/s/ Terry L. Hester
Terry L. Hester
Executive Vice-President/Director/Chief Financial Officer