Form 10-Q
period 2016-09-30
COLONY BANKCORP INC
filed 2016-11-01
CIK 711669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016	COMMISSION FILE NUMBER 0-12436

COLONY BANKCORP, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

GEORGIA	58-1492391
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NUMBER)

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).

YES          NO  X

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS	OUTSTANDING AT NOVEMBER 1, 2016
COMMON STOCK, $1 PAR VALUE	8,439,258

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

PART 1. FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

THE FOLLOWING FINANCIAL STATEMENTS ARE PROVIDED FOR COLONY BANKCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY BANK, COLONY BANK

A.	CONSOLIDATED BALANCE SHEETS – SEPTEMBER 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015 (AUDITED).

B.	CONSOLIDATED STATEMENTS OF INCOME – FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 (UNAUDITED).

C.	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 (UNAUDITED).

D.	CONSOLIDATED STATEMENTS OF CASH FLOWS – FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 (UNAUDITED).

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING SOLELY OF NORMAL RECURRING ADJUSTMENTS) NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2016 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

PART 1 (Continued)

Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

(DOLLARS IN THOUSANDS)

ASSETS	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
Cash and Cash Equivalents
Cash and Due from Banks	$17,803	$22,257

Interest-Bearing Deposits	13,872	38,615
Investment Securities
Available for Sale, at Fair Value	286,089	296,149

Federal Home Loan Bank Stock, at Cost	3,010	2,731
Loans	776,117	758,636
Allowance for Loan Losses	(9,203)	(8,604)
Unearned Interest and Fees	(382)	(357)
	766,532	749,675
Premises and Equipment	27,745	26,454
Other Real Estate (Net of Allowance of $1,509 and $1,582 as of September 30, 2016 and December 31, 2015, Respectively)	9,812	8,839
Other Intangible Assets	89	116
Other Assets	27,865	29,313
Total Assets	$1,152,817	$1,174,149

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest-Bearing	$138,941	$133,886
Interest-Bearing	839,649	877,668
	978,590	1,011,554
Borrowed Money
Subordinated Debentures	24,229	24,229
Other Borrowed Money	46,000	40,000
	70,229	64,229

Other Liabilities	3,263	2,909

Stockholders' Equity
Preferred Stock, Stated Value $1,000 a Share; Authorized 10,000,000 Shares, Issued 14,360 Shares and 18,021 as of September 30, 2016 and December 31, 2015, Respectively	14,360	18,021
Common Stock, Par Value $1 a Share; Authorized 20,000,000 Shares, Issued 8,439,258 Shares as of September 30, 2016 and December 31, 2015	8,439	8,439
Paid-In Capital	29,145	29,145
Retained Earnings	49,582	44,286
Accumulated Other Comprehensive (Loss), Net of Tax Benefits	(791)	(4,434)
	100,735	95,457
Total Liabilities and Stockholders' Equity	$1,152,817	$1,174,149

The accompanying notes are an integral part of these statements.

PART I (Continued)

Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Interest Income
Loans, Including Fees	$9,810	$9,981	$29,135	$29,563
Federal Funds Sold	-	-	-	15
Deposits with Other Banks	18	17	79	58
Investment Securities
U.S. Government Agencies	1,266	1,060	3,978	3,108
State, County and Municipal	30	28	97	78
Dividends on Other Investments	32	31	97	91
	11,156	11,117	33,386	32,913
Interest Expense
Deposits	1,187	1,210	3,580	3,648
Borrowed Money	413	410	1,269	1,319
	1,600	1,620	4,849	4,967

Net Interest Income	9,556	9,497	28,537	27,946
Provision for Loan Losses	354	250	1,062	741
Net Interest Income After Provision for Loan Losses	9,202	9,247	27,475	27,205

Noninterest Income
Service Charges on Deposits	1,128	1,133	3,185	3,184
Other Service Charges, Commissions and Fees	686	661	2,104	1,963
Mortgage Fee Income	254	138	507	385
Securities Gains (Losses)	256	9	385	12
Other	313	292	980	1,259
	2,637	2,233	7,161	6,803
Noninterest Expenses
Salaries and Employee Benefits	4,726	4,395	13,825	13,270
Occupancy and Equipment	1,025	1,026	2,967	3,036
Other	2,903	2,914	8,451	8,635
	8,654	8,335	25,243	24,941

Income Before Income Taxes	3,185	3,145	9,393	9,067
Income Taxes	927	945	2,907	2,799
Net Income	2,258	2,200	6,486	6,268
Preferred Stock Dividends	378	594	1,189	1,854
Net Income Available to Common Stockholders	$1,880	$1,606	$5,297	$4,414
Net Income Per Share of Common Stock
Basic	$0.22	$0.19	$0.63	$0.52
Diluted	$0.22	$0.19	$0.62	$0.52
Cash Dividends Declared Per Share of Common Stock	$-	$-	$-	$-
Weighted Average Basic Shares Outstanding	8,439,258	8,439,258	8,439,258	8,439,258
Weighted Average Diluted Shares Outstanding	8,506,268	8,466,285	8,495,752	8,449,057

The accompanying notes are an integral part of these statements.

PART I (Continued)

Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Net Income	$2,258	$2,200	$6,486	$6,268

Other Comprehensive Income:

Gains (Losses) on Securities Arising During the Year	(1,182)	2,497	5,905	3,747
Tax Effect	402	(849)	(2,008)	(1,274)
Realized Gains on Sale of AFS Securities	(256)	(9)	(385)	(12)
Tax Effect	87	3	131	4

Change in Unrealized Gains (Losses) on Securities Available for Sale, Net of Reclassification Adjustment and Tax Effects	(949)	1,642	3,643	2,465

Comprehensive Income	$1,309	$3,842	$10,129	$8,733

The accompanying notes are an integral part of these statements.

PART I (Continued)

Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Nine Months Ended
	September 30, 2016	September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$6,486	$6,268
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation	1,178	1,237
Provision for Loan Losses	1,062	741
Securities (Gains)	(385)	(12)
Amortization and Accretion	1,142	1,391
(Gain) on Sale of Other Real Estate and Repossessions	(17)	(61)
Provision for Losses on Other Real Estate	126	431
Increase in Cash Surrender Value of Life Insurance	(416)	(132)
Loss on Sale of Premises & Equipment	80	11
Other Prepaids, Deferrals and Accruals, Net	340	928
	9,596	10,802
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Investment Securities Available for Sale	(49,355)	(63,715)
Proceeds from Maturities, Calls, and Paydowns of Investment Securities:
Available for Sale	39,022	40,840
Held for Maturity	-	5
Proceeds from Sale of Investment Securities
Available for Sale	25,210	28,274
Interest-Bearing Deposits in Other Banks	24,743	5,210
Net Loans to Customers	(21,968)	(25,631)
Purchase of Premises and Equipment	(2,635)	(776)
Proceeds from Sale of Other Real Estate and Repossessions	2,981	5,404
Federal Home Loan Bank Stock	(279)	100
Proceeds from Sale of Premises and Equipment	86	29
	17,805	(10,260)
CASH FLOWS FROM FINANCING ACTIVITIES
Noninterest-Bearing Customer Deposits	5,055	(2,547)
Interest-Bearing Customer Deposits	(38,019)	(18,722)
Dividends Paid for Preferred Stock	(1,230)	(1,908)
Redemption of Preferred Stock	(3,661)	(4,833)
Payments on Federal Home Loan Bank Advances	(4,000)	(27,000)
Proceeds from Federal Home Loan Bank Advances	10,000	27,000
	(31,855)	(28,010)

Net Decrease in Cash and Cash Equivalents	(4,454)	(27,468)
Cash and Cash Equivalents at Beginning of Period	22,257	44,605
Cash and Cash Equivalents at End of Period	$17,803	$17,137

The accompanying notes are an integral part of these statements.

PART I (Continued)

Item 1 (Continued

COLONY BANKCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Presentation

Colony Bankcorp, Inc. (the Company) is a bank holding company located in Fitzgerald, Georgia. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Colony Bank, Fitzgerald, Georgia (the Bank). All significant intercompany accounts have been eliminated in consolidation. The accounting and reporting policies of the Company conform to generally accepted accounting principles and practices utilized in the commercial banking industry.

All dollars in notes to consolidated financial statements are rounded to the nearest thousand, except for per share amounts.

The consolidated financial statements in this report are unaudited, except for the December 31, 2015 consolidated balance sheet. All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company. The results of operations for the nine months ended September 30, 2016, are not necessarily indicative of the results which may be expected for the entire year.

Nature of Operations

The Bank provides a full range of retail and commercial banking services for consumers and small- to medium-size businesses located primarily in central, south and coastal Georgia. The Bank is headquartered in Fitzgerald, Georgia with banking offices in Albany, Ashburn, Broxton, Centerville, Columbus, Cordele, Douglas, Eastman, Fitzgerald, Leesburg, Moultrie, Quitman, Rochelle, Savannah, Soperton, Sylvester, Thomaston, Tifton, Valdosta and Warner Robins. Lending and investing activities are funded primarily by deposits gathered through its retail banking office network.

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

Concentrations of Credit Risk

Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions. The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk, particularly with the current economic downturn in the real estate market. At September 30, 2016, approximately 85 percent of the Company’s loan portfolio was concentrated in loans secured by real estate. A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector. Declining collateral real estate values that secure land development, construction and speculative real estate loans in the Company’s larger MSA markets have resulted in high loan loss provisions in recent years. In addition, a large portion of the Company’s foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions. Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.

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

When management believes there is sufficient doubt as to the collectability of principal or interest on any loan or generally when loans are 90 days or more past due, the accrual of applicable interest is discontinued and the loan is designated as nonaccrual, unless the loan is well secured and in the process of collection. Interest payments received on nonaccrual loans are either applied against principal or reported as income, according to management’s judgment as to the collectability of principal. Loans are returned to an accrual status when factors indicating doubtful collectability on a timely basis no longer exist.

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

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the inability to collect a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revisions as more information becomes available.

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

Bank-Owned Life Insurance

The Company has purchased life insurance on the lives of certain key members of management and directors. The life insurance policies are recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or amounts due that are probable at settlement, if applicable. Increases in the cash surrender value are recorded as other income in the consolidated statements of income. The cash surrender value of the insurance contracts is recorded in other assets on the consolidated balance sheets in the amount of $15,246 and $14,830 as of September 30, 2016 and December 31, 2015, respectively.

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

(2) Investment Securities

Investment securities as of September 30, 2016 and December 31, 2015 are summarized as follows:

September 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U. S. Government Agencies
Mortgage-Backed	$282,681	$816	$(2,116)	$281,381
State, County & Municipal	4,607	101	-	4,708
	$287,288	$917	$(2,116)	$286,089

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U. S. Government Agencies
Mortgage-Backed	$297,779	$63	$(6,792)	$291,050
State, County & Municipal	5,089	30	(20)	5,099
	$302,868	$93	$(6,812)	$296,149

PART I (Continued)

Item 1 (Continued)

(2) Investment Securities (Continued)

The amortized cost and fair value of investment securities as of September 30, 2016, by contractual maturity, are shown hereafter. Expected maturities may differ from contractual maturities for certain investments because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This is often the case with mortgage-backed securities, which are disclosed separately in the table below.

	Securities
	Available for Sale
	Amortized Cost	Fair Value

Due In One Year or Less	$346	$348
Due After One Year Through Five Years	1,662	1,685
Due After Five Years Through Ten Years	1,109	1,139
Due After Ten Years	1,490	1,536
	$4,607	$4,708

Mortgage-Backed Securities	282,681	281,381
	$287,288	$286,089

Proceeds from the sale of investments available for sale during the first nine months of 2016 totaled $25,210 compared to $28,274 for the first nine months of 2015. The sale of investments available for sale during the first nine months of 2016 resulted in gross realized gains of $392 and losses of $7. The sale of investments available for sale during the first nine months of 2015 resulted in gross realized gains of $208 and losses of $196.

Investment securities having a carry value approximating $117,694 and $133,754 as of September 30, 2016 and December 31, 2015, respectively, were pledged to secure public deposits and for other purposes.

Information pertaining to securities with gross unrealized losses at September 30, 2016 and December 31, 2015 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

September 30, 2016
U. S. Government Agencies
Mortgage-Backed	$62,927	$(301)	$110,587	$(1,815)	$173,514	$(2,116)
	$62,927	$(301)	$110,587	$(1,815)	$173,514	$(2,116)

December 31. 2015
U.S. Government Agencies
Mortgage-Backed	$139,765	$(1,270)	$139,720	$(5,522)	$279,485	$(6,792)
State, County and Municipal	1,035	(20)	-	-	1,035	(20)
	$140,800	$(1,290)	$139,720	$(5,522)	$280,520	$(6,812)

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

At September 30, 2016, the debt securities with unrealized losses have depreciated 1.20 percent from the Company’s amortized cost basis. These securities are guaranteed by either the U.S. Government, other governments or U.S. corporations. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary.

(3) Loans

The following table presents the composition of loans segregated by class of loans, as of September 30, 2016 and December 31, 2015.

	September 30, 2016	December 31, 2015
Commercial and Agricultural
Commercial	$45,773	$47,782
Agricultural	26,547	19,193

Real Estate
Commercial Construction	33,724	40,107
Residential Construction	10,325	9,413
Commercial	349,392	346,262
Residential	195,045	197,002
Farmland	73,801	61,780

Consumer and Other
Consumer	20,378	20,605
Other	21,132	16,492

Total Loans	$776,117	$758,636

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

The following table presents the loan portfolio by credit quality indicator (risk grade) as of September 30, 2016 and December 31, 2015. Those loans with a risk grade of 1, 2, 3 or 4 have been combined in the pass column for presentation purposes. For the period ending September 30, 2016, the Company did not have any loans classified as “doubtful” or a “loss”.

September 30, 2016
	Pass	Special Mention	Substandard	Total Loans
Commercial and Agricultural
Commercial	$43,042	$1,867	$864	$45,773
Agricultural	25,990	184	373	26,547

Real Estate
Commercial Construction	32,191	268	1,265	33,724
Residential Construction	10,125	-	200	10,325
Commercial	325,699	7,685	16,008	349,392
Residential	176,480	7,012	11,553	195,045
Farmland	71,047	1,641	1,113	73,801

Consumer and Other
Consumer	19,703	264	411	20,378
Other	21,132	-	-	21,132

Total Loans	$725,409	$18,921	$31,787	$776,117

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

PART I (Continued)

Item 1 (Continued)

(3) Loans (Continued)

The following table represents an age analysis of past due loans and nonaccrual loans, segregated by class of loans, as of September 30, 2016 and December 31, 2015:

September 30, 2016
	Accruing Loans
		90 Days
	30-89 Days	or More	Total Accruing	Nonaccrual
	Past Due	Past Due	Loans Past Due	Loans	Current Loans	Total Loans
Commercial and Agricultural
Commercial	$262	$-	$262	$646	$44,865	$45,773
Agricultural	67	-	67	281	26,199	26,547

Real Estate
Commercial Construction	109	-	109	200	33,415	33,724
Residential Construction	-	-	-	-	10,325	10,325
Commercial	261	-	261	8,179	340,952	349,392
Residential	3,069	-	3,069	3,520	188,456	195,045
Farmland	172	-	172	919	72,710	73,801

Consumer and Other
Consumer	235	1	236	241	19,901	20,378
Other	-	-	-	-	21,132	21,132

Total Loans	$4,175	$1	$4,176	$13,986	$757,955	$776,117

December 31, 2015
	Accruing Loans
		90 Days
	30-89 Days	or More	Total Accruing	Nonaccrual
	Past Due	Past Due	Loans Past Due	Loans	Current Loans	Total Loans
Commercial and Agricultural
Commercial	$491	$-	$491	$577	$46,714	$47,782
Agricultural	71	-	71	178	18,944	19,193

Real Estate
Commercial Construction	90	-	90	1,643	38,374	40,107
Residential Construction	-	-	-	-	9,413	9,413
Commercial	6,031	-	6,031	7,565	332,666	346,262
Residential	3,683	-	3,683	3,164	190,155	197,002
Farmland	123	-	123	1,103	60,554	61,780

Consumer and Other
Consumer	470	8	478	178	19,949	20,605
Other	-	-	-	-	16,492	16,492

Total Loans	$10,959	$8	$10,967	$14,408	$733,261	$758,636

PART I (Continued)

Item 1 (Continued)

(3) Loans (Continued)

The following table details impaired loan data as of September 30, 2016:

September 30, 2016
	Unpaid
	Contractual			Average	Interest	Interest
	Principal	Impaired	Related	Recorded	Income	Income
	Balance	Balance	Allowance	Investment	Recognized	Collected

With No Related Allowance Recorded
Commercial	$646	$646	$-	$515	$15	$18
Agricultural	301	280	-	211	5	13
Commercial Construction	508	508	-	825	16	15
Residential Construction	-	-	-	-	-	-
Commercial Real Estate	16,457	16,367	-	14,274	490	480
Residential Real Estate	5,321	4,995	-	4,704	56	178
Farmland	921	919	-	1,071	(4)	1
Consumer	241	241	-	214	7	9
Other	-	-	-	-	-	-

	24,395	23,956	-	21,814	585	714

With An Allowance Recorded
Commercial	-	-	-	38	-	-
Agricultural	-	-	-	-	-	-
Commercial Construction	73	73	22	74	-	-
Residential Construction	-	-	-	-	-	-
Commercial Real Estate	8,316	8,316	2,470	8,308	177	173
Residential Real Estate	858	851	435	936	4	6
Farmland	382	382	33	385	16	14
Consumer	-	-	-	-	-	-
Other	-	-	-	-	-	-

	9,629	9,622	2,960	9,741	197	193

Total
Commercial	646	646	-	553	15	18
Agricultural	301	280	-	211	5	13
Commercial Construction	581	581	22	899	16	15
Residential Construction	-	-	-	-	-	-
Commercial Real Estate	24,773	24,683	2,470	22,582	667	653
Residential Real Estate	6,179	5,846	435	5,640	60	184
Farmland	1,303	1,301	33	1,456	12	15
Consumer	241	241	-	214	7	9
Other	-	-	-	-	-	-

	$34,024	$33,578	$2,960	$31,555	$782	$907

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

As discussed in Note 1, Summary of Significant Accounting Policies, once a loan is identified as a TDR, it is accounted for as an impaired loan. The Company had no unfunded commitments to lend to a customer that has a troubled debt restructured loan as of September 30, 2016. The following tables present the number of loan contracts restructured during the three month and nine month period ended September 30, 2016 and 2015. It shows the pre- and post-modification recorded investment as well as the number of contracts and the recorded investment for those TDRs modified during the previous twelve months which subsequently defaulted during the period. Loans modified in a troubled debt restructuring are considered to be in default once the loan becomes 90 days past due. A TDR may cease being classified as impaired if the loan is subsequently modified at market terms and, has performed according to the modified terms for at least six months, and there has not been any prior principal forgiveness on a cumulative basis.

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
Troubled Debt Restructurings
	# of Contracts	Pre-Modification	Post-Modification	# of Contracts	Pre-Modification	Post-Modification

Residential Real Estate	-	$-	$-	1	$91	$91

Total Loans	-	$-	$-	1	$91	$91

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
Troubled Debt Restructurings
	# of Contracts	Pre-Modification	Post-Modification	# of Contracts	Pre-Modification	Post-Modification

Residential Real Estate	1	$226	$139	2	$1,106	$1,036

Total Loans	$1	$226	$139	2	$1,106	$1,036

PART I (Continued)

Item 1 (Continued)

(3) Loans (Continued)

The company did not have any TDRs that subsequently defaulted for the three months and nine months ended September 30, 2016.

(4) Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses, segregated by class of loan, for the nine month period ended September 30, 2016 and September 30, 2015. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other loan categories and periodically may result in reallocation within the provision categories.

September 30, 2016
	Beginning				Ending
	Balance	Charge-Offs	Recoveries	Provision	Balance

Commercial and Agricultural
Commercial	$855	$(291)	$54	$(127)	$491
Agricultural	203	(18)	3	93	281

Real Estate
Commercial Construction	691	(25)	813	(1,021)	458
Residential Construction	20	-	-	2	22
Commercial	3,851	(992)	197	2,231	5,287
Residential	1,990	(243)	32	(114)	1,665
Farmland	912	-	137	(187)	862

Consumer and Other
Consumer	63	(180)	44	176	103
Other	19	-	6	9	34

	$8,604	$(1,749)	$1,286	$1,062	$9,203

PART I (Continued)

Item 1 (Continued)

(4) Allowance for Loan Losses (Continued)

September 30, 2015
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

For the year ended December 31, 2015 the Company’s historical loss ratio within the ALLL calculation was based on a rolling 8 quarter historical loss period.  During the first quarter of 2016 Company management implemented a change to its allowance for loan loss methodology by expanding the historical loss period from a rolling 8 quarters to 16 quarters.  Management believes the longer historical loss period better reflects the current and expected loss behavior of the loan portfolio within the current credit cycle.  The transition to a rolling 16 quarter loss period will be complete in the first quarter of 2017.  As of September 30, 2016, this change in the historical loss period resulted in an increase to the allowance for loan losses of $986,000.

Management continually evaluates the allowance for loan losses methodology seeking to refine and enhance this process as appropriate, and it is likely that the methodology will continue to evolve over time.

The Company determines its individual reserves during its quarterly review of substandard loans. This process involves reviewing all loans with a risk grade of 6 or greater and an outstanding balance of $250,000 or more, regardless of the loans impairment classification. At September 30, 2016, there were 160 impaired loans totaling $4.6 million below the $250,000 review threshold which were not individually reviewed for impairment. Those loans were subject to the bank’s general loan loss reserve methodology and are included in the “Collectively Evaluated for Impairment” column of the following tables. Likewise, at September 30, 2015, there were 156 impaired loans totaling $3.9 million which were below the $250,000 review threshold and were subject to the bank’s general loan loss reserve methodology and are included in the “Collectively Evaluated for Impairment” column of the following tables.

Since not all loans in the substandard category are considered impaired, this quarterly review process may result in the identification of specific reserves on unimpaired loans. Management considers those loans graded substandard, but not classified as impaired, to be higher risk loans and, therefore, makes specific allocations to the allowance for those loans if warranted. The total of such loans is $12.45 million and $14.03 million as of September 30, 2016 and 2015, respectively. Specific allowance allocations were made for these loans totaling $742 thousand and $1.3 million as of September 30, 2016 and 2015, respectively. Since these loans are not considered impaired, both the loan balance and related specific allocation are included in the “Collectively Evaluated for Impairment” column of the following tables.

PART I (Continued)

Item 1 (Continued)

(4) Allowance for Loan Losses (Continued)

The following tables present breakdowns of the allowance for loan losses, segregated by impairment methodology for September 30, 2016 and 2015:

September 30, 2016
	Ending Allowance Balance			Ending Loan Balance

	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
Commercial and Agricultural
Commercial	$-	$491	$491	$8	$45,765	$45,773
Agricultural	-	281	281	-	26,547	26,547

Real Estate
Commercial Construction	22	436	458	380	33,344	33,724
Residential Construction	-	22	22	-	10,325	10,325
Commercial	2,470	2,817	5,287	24,363	325,029	349,392
Residential	435	1,230	1,665	3,200	191,845	195,045
Farmland	33	829	862	1,047	72,754	73,801

Consumer and Other
Consumer	-	103	103	-	20,378	20,378
Other	-	34	34	-	21,132	21,132

Total End of Period Balance	$2,960	$6,243	$9,203	$28,998	$747,119	$776,117

September 30, 2015
	Ending Allowance Balance			Ending Loan Balance

	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
Commercial and Agricultural
Commercial	$91	$211	$302	$91	$48,668	$48,759
Agricultural	-	306	306	8	27,365	27,373

Real Estate
Commercial Construction	14	1,677	1,691	2,694	40,895	43,589
Residential Construction	-	138	138	-	10,465	10,465
Commercial	243	3,581	3,824	20,049	327,654	347,703
Residential	308	1,387	1,695	3,380	192,420	195,800
Farmland	57	20	77	1,695	59,856	61,551

Consumer and Other
Consumer	-	-	-	-	20,958	20,958
Other	-	369	369	-	8,006	8,006

Total End of Period Balance	$713	$7,689	$8,402	$27,917	$736,287	$764,204

PART I (Continued)

Item 1 (Continued)

(5) Other Real Estate Owned

The aggregate carrying amount of Other Real Estate Owned (OREO) at September 30, 2016 and December 31, 2015 was $9,812 and $8,839, respectively. All of the Company’s other real estate owned represents properties acquired through foreclosure or deed in lieu of foreclosure. The following table details the change in OREO for the nine months ended September 30, 2016 and the year ended December 31, 2015.

	Nine Months Ended	Twelve Months Ended
	September 30, 2016	December 31, 2015

Balance, Beginning	$8,839	$10,402

Additions	3,953	7,536
Sales of OREO	(2,877)	(8,055)
Gains (Losses) on Sale	23	(591)
Provision for Losses	(126)	(453)

Balance, Ending	$9,812	$8,839

At September 30, 2016, the Company held $922 thousand of residential real estate property as foreclosed property compared to $1.03 million as of December 31, 2015.  Also at September 30, 2016, $1.15 million of consumer mortgage loans collateralized by residential real estate property were in the process of foreclosure according to local requirements of the applicable jurisdictions. At December 31, 2015, only $159 thousand of consumer mortgage loans collateralized by residential real estate property were in the process of foreclosure according to local requirements of the applicable jurisdictions.

(6) Deposits

The aggregate amount of overdrawn deposit accounts reclassified as loan balances totaled $392 and $272 as of September 30, 2016 and December 31, 2015.

Components of interest-bearing deposits as of September 30, 2016 and December 31, 2015 are as follows:

	Nine Months Ended	Twelve Months Ended
	September 30, 2016	December 31, 2015

Interest-Bearing Demand	$395,614	$412,960
Savings	69,060	64,976
Time, $100,000 and Over	188,185	202,801
Other Time	186,790	196,931
	$839,649	$877,668

At September 30, 2016 and December 31, 2015, the Company had brokered deposits of $43,232 and $25,577, respectively. All of these brokered deposits represent Certificate of Deposits Account Registry Service (CDARS) reciprocal deposits. The CDARS deposits are ones in which customers placed core deposits into the CDARS program for FDIC insurance coverage and the Company receives reciprocal brokered deposits in a like amount. The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $100,000 was approximately $129,418 and $141,900 as of September 30, 2016 and December 31, 2015, respectively. The aggregate amount of certificates of deposit, each with a minimum deposit of $250,000 was $30,204 and $31,755 as of September 30, 2016 and December 31, 2015.

PART I (Continued)

Item 1 (Continued)

(6) Deposits (Continued)

As of September 30, 2016 and December 31, 2015, the scheduled maturities of certificates of deposits are as follows:

Maturity	September 30, 2016	December 31, 2015
One Year and Under	$267,245	$287,423
One to Three Years	83,978	88,019
Three Years and Over	23,752	24,290
	$374,975	$399,732

(7) Other Borrowed Money

Other borrowed money at September 30, 2016 and December 31, 2015 is summarized as follows:

	September 30, 2016	December 31, 2015
Federal Home Loan Bank Advances	$46,000	$40,000

Advances from the Federal Home Loan Bank (FHLB) have maturities ranging from 2018 to 2026 and interest rates ranging from 0.98 percent to 3.51 percent. As collateral on the outstanding FHLB advances, the Company has provided a blanket lien on its portfolio of qualifying residential first mortgage loans and commercial loans. At September 30, 2016 the book value of those loans pledged is $106,506. At September 30, 2016 the Company had remaining credit availability from the FHLB of $240,282. The Company may be required to pledge additional qualifying collateral in order to utilize the full amount of the remaining credit line.

The aggregate stated maturities of other borrowed money at September 30, 2016 are as follows:

Year	Amount
2018	$2,500
2019	5,000
2020	2,500
After 2020	36,000
$46,000

The Company also has available federal funds lines of credit with various financial institutions totaling $43,500, none of which were outstanding at September 30, 2016.

The Company has the ability to borrow funds from the Federal Reserve Bank (FRB) of Atlanta utilizing the discount window. The discount window is an instrument of monetary policy that allows eligible institutions to borrow money from the FRB on a short-term basis to meet temporary liquidity shortages caused by internal or external disruptions. At September 30, 2016, the Company had borrowing capacity available under this arrangement, with no outstanding balances. The Company would be required to pledge certain available-for-sale investment securities as collateral under this agreement.

(8) Preferred Stock and Warrants

The Company had 14,360 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the Preferred Stock) issued and outstanding with private investors as of September 30, 2016. The Company redeemed 3,661 shares of Preferred Stock at $1,000 per share in August 2016. The Company redeemed 9,979 shares of Preferred Stock at $1,000 per share during 2015. The Company also had a warrant (the Warrant) to purchase up to 500,000 shares of the Company’s common stock outstanding with private investors. Both the Preferred Stock and the Warrant originated in 2009 through transactions with the United States Department of the Treasury and were subsequently sold to the public through an auction process during 2013.

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

PART I (Continued)

Item 1 (Continued)

(9) Subordinated Debentures (Trust Preferred Securities)

			3 Month	Added	Total		5 Year
Description	Date	Amount	Libor Rate	Points	Rate	Maturity	Call Option
Colony Bankcorp Statutory Trust III	6/17/2004	$4,640	0.85656	2.68	3.53656	6/14/2034	6/17/2009
Colony Bankcorp Capital Trust I	4/13/2006	5,155	0.83769	1.50	2.33769	4/13/2036	4/13/2011
Colony Bankcorp Capital Trust II	3/12/2007	9,279	0.83769	1.65	2.48769	3/12/2037	3/12/2012
Colony Bankcorp Capital Trust III	9/14/2007	5,155	0.75650	1.40	2.15650	9/14/2037	9/14/2012

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include cash or cash equivalents, negotiable instruments, real estate, accounts receivable, inventory, oil, gas and mineral interests, property, plant, and equipment.

At September 30, 2016 and December 31, 2015 the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	September 30, 2016	December 31, 2015

Loan Commitments	$74,910	$67,889
Letters of Credit	1,466	1,588

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

PART I (Continued)

Item 1 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements

Generally accepted accounting standards in the U.S. require disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate fair value. The assumptions used in the estimation of the fair value of Colony Bankcorp, Inc. and Subsidiary’s financial instruments are detailed hereafter. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of the Company, but rather a good-faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination or issuance.

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

The carrying amount, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2016 and December 31, 2015 are as follows:

	Fair Value Measurements at
	September 30, 2016
	Carrying	Estimated	Level	Level	Level
	Value	Fair Value	1	2	3

Assets
Cash and Short-Term Investments	$31,675	$31,675	$31,675	$-	$-
Investment Securities Available for Sale	286,089	286,089	-	285,493	596
Federal Home Loan Bank Stock	3,010	3,010	3,010	-	-
Loans, Net	766,532	767,161	-	760,499	6,662
Bank-Owned Life Insurance	15,246	15,246	15,246	-	-

Liabilities
Deposits	978,590	979,967	603,615	376,352	-
Subordinated Debentures	24,229	24,229	-	24,229	-
Other Borrowed Money	46,000	46,541	-	46,541	-

	Fair Value Measurements at
	December 31, 2015
	Carrying	Estimated	Level	Level	Level
	Value	Fair Value	1	2	3

Assets
Cash and Short-Term Investments	$60,872	$60,872	$60,872	$-	$-
Investment Securities Available for Sale	296,149	296,149	-	295,219	930
Federal Home Loan Bank Stock	2,731	2,731	2,731	-	-
Loans, Net	749,675	750,412	-	741,867	8,545
Bank-Owned Life Insurance	14,830	14,830	14,830	-	-

Liabilities
Deposits	1,011,554	1,013,111	611,822	401,289	-
Subordinated Debentures	24,229	24,229	-	24,229	-
Other Borrowed Money	40,000	40,421	-	40,421	-

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

Assets and Liabilities Measured at Fair Value on a Recurring and Nonrecurring Basis – The following table presents the recorded amount of the Company’s assets measured at fair value on a recurring and nonrecurring basis as of September 30, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall. The table below includes only impaired loans with a specific reserve and only other real estate properties with a valuation allowance at September 30, 2016. Those impaired loans and other real estate properties are shown net of the related specific reserves and valuation allowances.

PART I (Continued)

Item 1 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Total Fair	Identical Assets	Observable	Inputs
September 30, 2016	Value	(Level 1)	Inputs (Level 2)	(Level 3)

Recurring Securities Available for Sale
U.S. Government Agencies
Mortgage-Backed	$281,381	$-	$281,381	$-
State, County and Municipal	4,708	-	4,112	596
	$286,089	$-	$285,493	$596

Nonrecurring
Impaired Loans	$6,662	$-	$-	$6,662

Other Real Estate	$2,850	$-	$-	$2,850

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Total Fair	Identical Assets	Observable	Inputs
December 31, 2015	Value	(Level 1)	Inputs (Level 2)	(Level 3)

Recurring Securities Available for Sale
U.S. Government Agencies
Mortgage-Backed	$291,050	$-	$291,050	$-
State, County and Municipal	5,099	-	4,169	930
	$296,149	$-	$295,219	$930

Nonrecurring
Impaired Loans	$8,545	$-	$-	$8,545

Other Real Estate	$2,536	$-	$-	$2,536

Liabilities

The Company did not identify any liabilities that are required to be presented at fair value.

PART I (Continued)

Item 1 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

The following table presents quantitative information about the significant unobservable inputs used in the fair value measurements for assets in level 3 of the fair value hierarchy measured on a nonrecurring basis at September 30, 2016 and December 31, 2015. This table is comprised primarily of collateral dependent impaired loans and other real estate owned:

		Valuation	Unobservable	Range
	September 30, 2016	Techniques	Inputs	Weighted Avg

Real Estate
Commercial Construction	51	Sales Comparison	Adjustment for Differences	(5.00)%	-	99.00%
			Between the Comparable Sales		47.00%

			Management Adjustments for	0.00%	-	10.00%
			Age of Appraisals and/or Current		5.00%
			Market Conditions

Residential Real Estate	416	Sales Comparison	Adjustment for Differences	(22.00)%	-	0.00%
			Between the Comparable Sales		(11.00)%

			Management Adjustments for	0.00%	-	40.00%
			Age of Appraisals and/or Current		20.00%
			Market Conditions

Commercial Real Estate	5,846	Sales Comparison	Adjustment for Differences	(14.08)%	-	24.62%
			Between the Comparable Sales		5.27%

			Management Adjustments for	0.00%	-	100.00%
			Age of Appraisals and/or Current		50.00%
			Market Conditions

		Income Approach	Capitalization Rate		10.67%

Farmland	349	Sales Comparison	Adjustment for Differences	(27.00)%	-	15.00%
			Between the Comparable Sales		(6.00)%

			Management Adjustments for	10.00%	-	75.00%
			Age of Appraisals and/or Current		42.50%
			Market Conditions

Other Real Estate Owned	2,850	Sales Comparison	Adjustment for Differences	(50.80)%	-	142.90%
			Between the Comparable Sales		46.05%

			Management Adjustments for	0.62%	-	72.75%
			Age of Appraisals and/or Current		29.23%
			Market Conditions

		Income Approach	Discount Rate		12.50%

PART I (Continued)

Item 1 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

		Valuation	Unobservable	Range
	December 31, 2015	Techniques	Inputs	Weighted Avg

Commercial	$28	Sales Comparison	Adjustment for Differences	(31.77)%	-	34.00%
			Between the Comparable Sales		1.12%

			Management Adjustment for	0.00%	-	10.00%
			Age of Appraisals and/or Current		5.00%
			Market Conditions

		Income Approach	Capitalization Rate		11.00%

Real Estate
Commercial Construction	51	Sales Comparison	Adjustment for Differences	(5.00)%	-	99.00%
			Between the Comparable Sales		47.00%

			Management Adjustments for	0.00%	-	10.00%
			Age of Appraisals and/or Current		5.00%
			Market Conditions

Residential Real Estate	767	Sales Comparison	Adjustment for Differences	(22.00)%	-	10.80%
			Between the Comparable Sales		5.60%

			Management Adjustments for	0.00%	-	25.00%
			Age of Appraisals and/or Current		12.50%
			Market Conditions

Commercial Real Estate	7,348	Sales Comparison	Adjustment for differences	(31.77)%	-	34.00%
			Between the comparable Sales		1.12%

			Management Adjustments for	0.00%	-	10.00%
			Age of Appraisals and/or Current		5.00%
			Market Conditions

		Income Approach	Capitalization Rate		10.25%

Farmland	351	Sales Comparison	Adjustment for Differences	(27.00)%	-	15.00%
			Between the Comparable Sales		(6.00)%

			Management Adjustments for	10.00%	-	75.00%
			Age of Appraisals and/or Current		42.50%
			Market Conditions

Other Real Estate Owned	2,536	Sales Comparison	Adjustment for Differences	(50.80)%	-	142.90%
			Between the Comparable Sales		46.05%

			Management Adjustment for	15.53%	-	72.75%
			Age of Appraisals and/or Current		43.37%
			Market Conditions

		Income Approach	Discount Rate		12.50%

PART I (Continued)

Item 1 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

The table below presents a reconciliation and statement of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the nine months ended September 30, 2016 and the twelve months ended December 31, 2015.

	Available for Sale Securities
	September 30, 2016	December 31, 2015

Balance, Beginning	$930	$948
Transfers out of Level 3	-	-
Maturities	(330)	-
Loss on OTTI Impairment Included	-
in Noninterest Income	-	-
Unrealized Gains included in Other Comprehensive Income (Loss)	(4)	(18)

Balance, Ending	$596	$930

The Company’s policy is to recognize transfers in and transfers out of levels 1, 2 and 3 as of the end of a reporting period. There were no transfers of securities between levels for the nine months ended September 30, 2016 and the twelve months ended December 31, 2015.

The following table presents quantitative information about recurring level 3 fair value measurements as of September 30, 2016.

		Valuation	Unobservable	Range
	Fair Value	Techniques	Inputs	Weighted Avg

State, County and Municipal	$596	Discounted Cash Flow	Discount Rate	N/A*

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  As of September 30, 2016, the interim final Basel III rules (Basel III) require the Company to also maintain minimum amounts and ratios of common equity Tier 1 capital to risk-weighted assets.  These amounts and ratios as defined in regulations are presented hereafter.  Management believes, as of September 30, 2016, the Company meets all capital adequacy requirements to which it is subject under the regulatory framework for prompt corrective action.  In the opinion of management, there are no events or conditions since prior notification of capital adequacy from the regulators that have changed the institution’s category.

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

The following table summarizes regulatory capital information as of September 30, 2016 and December 31, 2015 on a consolidated basis and for the subsidiary, as defined.  Regulatory capital ratios for September 30, 2016 and December 31, 2015 were calculated in accordance with the Basel III rules.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2016

Total Capital to Risk-Weighted Assets
Consolidated	$134,175	16.95%	$63,312	8.00%	N/A	N/A
Colony Bank	130,022	16.45	63,223	8.00	$79,029	10.00%

Tier I Capital to Risk-Weighted Assets
Consolidated	124,972	15.79	47,484	6.00	N/A	N/A
Colony Bank	120,819	15.29	47,417	6.00	63,223	8.00

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	87,112	11.01	35,613	4.50	N/A	N/A
Colony Bank	120,819	15.29	35,563	4.50	51,369	6.50

Tier I Capital to Average Assets
Consolidated	124,972	10.85	46,077	4.00	N/A	N/A
Colony Bank	120,819	10.51	46,002	4.00	57,502	5.00

PART I (Continued)

Item 1 (Continued)

(12) Regulatory Capital Matters (Continued)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015

Total Capital to Risk-Weighted Assets
Consolidated	$131,948	16.60%	$63,602	8.00%	N/A	N/A
Colony Bank	126,939	15.99	63,500	8.00	$79,375	10.00%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	123,344	15.51	47,702	6.00	N/A	N/A
Colony Bank	118,335	14.91	47,625	6.00	63,500	8.00

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	81,823	10.29	35,776	4.50	N/A	N/A
Colony Bank	118,335	14.91	35,719	4.50	51,594	6.50

Tier 1 Capital to Average Assets
Consolidated	123,344	10.69	46,149	4.00	N/A	N/A
Colony Bank	118,335	10.27	46,074	4.00	57,592	5.00

PART I (Continued)

Item 1 (Continued)

(13) Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflects the potential dilution of restricted stock and common stock warrants. Net income available to common stockholders represents net income after preferred stock dividends. The following table presents earnings per share for the three month and nine month period ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015

Numerator
Net Income Available to Common Stockholders	$1,880	$1,606	$5,297	$4,414

Denominator
Weighted Average Number of Common Shares Outstanding for Basic Earnings Per Common Share	8,439	8,439	8,439	8,439

Dilutive Effect of Potential Common Stock
Restricted Stock	-	-	-	-
Stock Warrants	67	27	57	10
Weighted-Average Number of Shares Outstanding for Diluted Earnings Per Common Share	8,506	8,466	8,496	8,449

Earnings Per Share - Basic	$0.22	$0.19	$0.63	$0.52

Earnings Per Share - Diluted	$0.22	$0.19	$0.62	$0.52

(14) Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) for unrealized gains and losses securities available for sale for the period ended September 30, 2016 and the year ended December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015

Beginning Balance	$(4,434)	$(4,845)

Other Comprehensive Income Before Reclassification	3,897	403

Amounts Reclassified from Accumulated Other Comprehensive Income	(254)	8

Net Current Period Other Comprehensive Income	3,643	411

Ending Balance	$(791)	$(4,434)

Part I (Continued)

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Future Outlook

In 2016, the Company is committed to improving earnings, reducing problem assets and redeeming TARP Preferred Stock. Given the improved condition of the Company we are also considering product and market expansion. During 2016, we have completed construction of a new banking facility in Tifton while beginning construction of a new facility in Savannah. The Company also completed the renovation of a new loan production office in Statesboro. The new Tifton location resulted in the closure of two leased offices in that market while two branch offices in Pitts and Chester were closed to improve operating efficiencies.

Major Trends/Significant Considerations

In an effort to enhance shareholder value, the Company has two initiatives underway to improve efficiencies. The first is a branch reconciliation project that involves closing four branches, while completing or beginning construction on three branches. The capital expenditure associated with this project should have minimal overall impact on the final performance of the Company over the course of the next twelve months and is expected to have no impact with respect to the Company’s liquidity and the cost of funds. Following the next twelve months, the reconciliation project is expected to have an accretive effect. The second initiative is to redeem TARP preferred stock of approximately $8.7 million during 2016. This will reduce dividend payments by $783 thousand on an annual basis. Currently, $3.6 million of preferred stock has been redeemed in 2016.

The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of September 30, 2016, and the consolidated results of operations for the nine months ended September 30, 2016. This discussion should be read in conjunction with the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2016. Readers should also carefully review all other disclosures we file from time to time with the SEC.

The Company

Colony Bankcorp, Inc. (the Company) is a bank holding company headquartered in Fitzgerald, Georgia that provides, through Colony Bank, its wholly owned subsidiary (collectively referred to as the Company), a broad array of products and services throughout 18 Georgia markets. The Company offers commercial, consumer and mortgage banking services.

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

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of September 30, 2016 and December 31, 2015, and results of operations for each of the nine months in the periods ended September 30, 2016 and 2015. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 34 percent federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.

Dollar amounts in tables are stated in thousands, except for per share amounts.

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average interest-earning assets. Net income available to common shareholders totaled $1.88 million, or $0.22 diluted per common share, in the three months ended September 30, 2016 compared to net income available to common shareholders of $1.61 million, or $0.19 diluted per common share, in the three months ended September 30, 2015. Net income available to common shareholders totaled $5.30 million, or $0.62 diluted per common share, in the nine months ended September 30, 2016 compared to net income available to common shareholders of $4.41 million, or $0.52 diluted per common share, in the nine months ended September 30, 2015. The Company did not have any material changes in the third quarter of 2016.

Part I (Continued)

Item 2

Results of Operations (Continued)

Selected income statement data, returns on average assets and average common equity and dividends per share for the comparable periods were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
			$	%			$	%
	2016	2015	Variance	Variance	2016	2015	Variance	Variance

Taxable-equivalent net interest income	$9,602	$9,540	$62	0.65%	$28,669	$28,039	$630	2.25%
Taxable-equivalent adjustment	46	43	3	6.98	132	93	39	41.94

Net interest income	9,556	9,497	59	0.62	28,537	27,946	591	2.11
Provision for loan losses	354	250	104	41.60	1,062	741	321	43.32
Noninterest income	2,637	2,233	404	18.09	7,161	6,803	358	5.26
Noninterest expense	8,654	8,335	319	3.83	25,243	24,941	302	1.21

Income before income taxes	$3,185	$3,145	$40	1.27	$9,393	$9,067	$326	3.60
Income Taxes	927	945	(18)	(1.90)	2,907	2,799	108	3.86

Net income	$2,258	$2,200	$58	2.64	$6,486	$6,268	$218	3.48

Preferred stock dividends	378	594	(216)	(36.36)	1,189	1,854	(665)	(35.87)

Net income available to	$1,880	$1,606	$274	17.06%	$5,297	$4,414	$883	20.00%
common shareholders

Net income available to common shareholders:
Basic	$0.22	$0.19	$0.03	15.79%	$0.63	$0.52	$0.11	21.15%
Diluted	$0.22	$0.19	$0.03	15.79%	$0.62	$0.52	$0.10	19.23%
Return on average assets	0.65%	0.57%	0.08%	14.04%	0.61%	0.51%	0.10%	19.61%
Return on average total equity	7.35%	6.28%	1.07%	17.04%	7.03%	5.77%	1.26%	21.84%

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 79.94 percent of total revenue for nine months ended September 30, 2016 and 80.42 percent for the same period a year ago.

Net interest margin is the taxable-equivalent net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin.

Part I (Continued)

Item 2

Net Interest Income (Continued)

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Company’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit is currently 3.50 percent. The rate increased 25 basis points in fourth quarter of 2015 for the first time in several years. The federal funds rate moved similarly to the prime rate with interest rates currently at 0.50 percent. As expected, the federal funds rate and the prime rate has remained flat in 2016.

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

Rate/Volume Analysis

The rate/volume analysis presented hereafter illustrates the change from September 30, 2015 to September 30, 2016 for each component of the taxable equivalent net interest income separated into the amount generated through volume changes and the amount generated by changes in the yields/rates.

	Changes from September 30, 2015 to September 30, 2016
($ in thousands)	Volume	Rate	Total

Interest Income
Loans, Net-taxable	$163	$(553)	$(390)

Investment Securities
Taxable	311	577	888
Tax-exempt	17	(15)	2
Total Investment Securities	328	562	890

Interest-Bearing Deposits in other Banks	(20)	41	21

Federal Funds Sold	(15)	-	(15)

Other Interest - Earning Assets	1	5	6
Total Interest Income	457	55	512

Interest Expense
Interest-Bearing Demand and Savings Deposits	98	38	136
Time Deposits	(199)	(5)	(204)
Subordinated Debentures	-	67	67
Other Borrowed Money	30	(147)	(117)

Total Interest Expense	(71)	(47)	(118)
Net Interest Income	$528	$102	$630

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

Part I (Continued)

Item 2

Rate/Volume Analysis (Continued)

The Company maintains about 19 percent of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years. The liabilities to fund assets are primarily in short term certificate of deposits that mature within one year. The net interest margin increased to 3.52 percent for the nine months ended September 30, 2016 compared to 3.48 percent for the same period a year ago. We anticipate the net interest margin remaining relatively flat for 2016.

Taxable-equivalent net interest income for the nine months ended September 30, 2016 increased by $630 thousand, or 2.25 percent compared to the same period a year ago. The average volume of earning assets during nine months ended September 30, 2016 increased $13.71 million compared to the same period a year ago. Growth in average earning assets during 2016 was primarily in loans and investments.

The average volume of loans increased $4.14 million for the nine months ended September 30, 2016 compared to the same period a year ago. The average yield on loans decreased 10 basis points for the nine months ended September 30, 2016 compared to the same period a year ago. The average volume of investment securities increased $27.81 million for the nine months ended September 30, 2016 compared to the same year ago period, while the average yield on investment securities increased 25 basis points for the same period comparison. The average volume of deposits increased $13.79 million for the nine months ended September 30, 2016 compared to the same period a year ago, with interest-bearing deposits increasing $4.25 million for the nine months ended September 30, 2016.

Accordingly, the ratio of average interest-bearing deposits to total average deposits was 86.12 percent for the nine months ended September 30, 2016 compared to 86.90 percent in the same period a year ago. This deposit mix, combined with a general decrease in market rates, had the effect of decreasing the average cost of total deposits by 2 basis points in nine months ended September 30, 2016 compared to the same period a year ago.

The Company’s net interest spread, which represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities, was 3.40 percent in nine months ended September 30, 2016 compared to 3.37 percent in the same period a year ago. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment.

Part I (Continued)

Item 2

Rate/Volume Analysis (Continued)

AVERAGE BALANCE SHEETS	Nine Months Ended			Nine Months Ended
	September 30, 2016			September 30, 2015
	Average	Income/	Yields/	Average	Income/	Yields/
($ in thousands)	Balances	Expense	Rates	Balances	Expense	Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Interest and fees Taxable (1)	$758,377	$29,242	5.14%	$754,235	$29,632	5.24%
Investment Securities
Taxable	303,100	4,027	1.77%	275,790	3,139	1.52%
Tax-Exempt (2)	2,503	73	3.89%	2,008	71	4.71%
Total Investment Securities	305,603	4,100	1.79%	277,798	3,210	1.54%
Interest-Bearing Deposits	19,867	79	0.53%	30,044	58	0.26%
Federal Funds Sold	-	-	-%	8,096	15	0.25%
Interest-Bearing Other Assets	2,802	97	4.62%	2,762	91	4.39%
Total Interest-Earning Assets	$1,086,649	$33,518	4.11%	$1,072,935	$33,006	4.10%
Non-interest-Earning Assets
Cash and Cash Equivalents	14,904			14,047
Allowance for Loan Losses	(9,418)			(8,626)
Other Assets	65,681			67,355
Total Noninterest-Earning Assets	71,167			72,776
Total Assets	$1,157,816			$1,145,711
Liabilities and Stockholders' Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$463,115	$1,241	0.36%	$425,649	$1,105	0.35%
Other Time	388,137	2,339	0.80%	421,353	2,543	0.80%
Total Interest-Bearing Deposits	851,252	3,580	0.56%	847,002	3,648	0.57%
Other Interest-Bearing Liabilities
Other Borrowed Money	41,285	829	2.68%	40,000	946	3.15%
Subordinated Debentures	24,229	440	2.42%	24,229	373	2.05%
Total Other Interest-Bearing Liabilities	65,514	1,269	2.58%	64,229	1,319	2.74%
Total Interest-Bearing Liabilities	$916,766	$4,849	0.71%	$911,231	$4,967	0.73%
Noninterest-Bearing Liabilities and Stockholders' Equity
Demand Deposits	137,230			127,692
Other Liabilities	3,389			4,877
Stockholders' Equity	100,431			101,911
Total Noninterest-Bearing Liabilities and Stockholders' Equity	241,050			234,480
Total Liabilities and Stockholders' Equity	$1,157,816			$1,145,711

Interest Rate Spread			3.40%			3.37%
Net Interest Income		$28,669			$28,039
Net Interest Margin			3.52%			3.48%

(1)     The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable equivalent adjustments totaling $107 and $69 for nine month periods ended September 30, 2016 and 2015, respectively, are included in tax-exempt interest on loans.

(2)     Taxable-equivalent adjustments totaling $25 and $24 for nine month periods ended September 30, 2016 and 2015, respectively, are included in tax-exempt interest on investment securities. The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

Part I (Continued)

Item 2

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $1.06 million in the nine months ended September 30, 2016 compared to $741 thousand in the same period a year ago. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Noninterest Income

The components of noninterest income were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
			$	%			$	%
	2016	2015	Variance	Variance	2016	2015	Variance	Variance

Service Charges on Deposit Accounts	$1,128	$1,133	$(5)	$(0.44)	$3,185	$3,184	$1	0.03%
Other Charges, Commissions and Fees	686	661	25	3.78	2,104	1,963	141	7.18
Mortgage Fee Income	254	138	116	84.06	507	385	122	31.69
Securities Gains (Losses)	256	9	247	2744.44	385	12	373	3108.33
Other	313	292	21	7.19	980	1,259	(279)	(22.16)

Total	$2,637	$2,233	$404	18.09%	$7,161	$6,803	$358	5.26%

Other Charges, Commissions and Fees. Debit card interchange fees and foreign fees increased $147 thousand in 2016 compared to the same period in 2015.

Mortgage Fee Income. The volume of mortgage loans has shown an increase in 2016 compared to the same period in 2015 which contributed to the increase in mortgage fee income.

Securities Gains (Losses). The increase is attributable to the gain on sale of securities compared to the prior year.

Other. The decrease in other noninterest income is attributed to having a tax credit of $66 thousand and life insurance benefits of $137 thousand in 2015 that did not occur in 2016.

Noninterest Expense

The components of noninterest expense were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
			$	%			$	%
	2016	2015	Variance	Variance	2016	2015	Variance	Variance

Salaries and Employee Benefits	$4,726	$4,395	$331	7.53%	$13,825	$13,270	$555	4.18%
Occupancy and Equipment	1,025	1,026	(1)	(0.10)	2,967	3,036	(69)	(2.27)
Other	2,903	2,914	(11)	(0.38)	8,451	8,635	(184)	(2.13)

Total	$8,654	$8,335	$319	3.83%	$25,243	$24,941	$302	1.21%

Salaries and Employee Benefits. The increase in 2016 is primarily attributable to merit pay increases.

Occupancy and Equipment. The decrease in the nine months ended September 30, 2016 as compared to comparable periods is primarily attributable to a decrease in depreciation expense in 2016 and a decrease in leased equipment for information technology in 2016.

Part I (Continued)

Item 2

Noninterest Expense (Continued)

Other. The decrease in the third quarter of 2016 as compared to comparable periods is primarily attributable to foreclosed property costs which decreased by $404 thousand from $881 thousand in 2015 compared to $477 thousand in 2016. FDIC assessments decreased by $61 thousand in 2016. The decrease was offset by $153 increase in ATM expense, $51 thousand increase in software expense and $33 thousand increase in telephone expense.

Loans

The following table presents the composition of the Company’s loan portfolio as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015	$ Variance	% Variance

Commercial and Agricultural
Commercial	$45,773	$47,782	$(2,009)	(4.20)%
Agricultural	26,547	19,193	7,354	38.32
Real Estate
Commercial Construction	33,724	40,107	(6,383)	(15.91)
Residential Construction	10,325	9,413	912	9.69
Commercial	349,392	346,262	3,130	0.90
Residential	195,045	197,002	(1,957)	(0.99)
Farmland	73,801	61,780	12,021	19.46
Consumer and Other
Consumer	20,378	20,605	(227)	(1.10)
Other	21,132	16,492	4,640	28.13
Gross Loans	776,117	758,636	17,481	2.30
Unearned Interest and Fees	(382)	(357)	(25)	(7.00)
Allowance for Loan Losses	(9,203)	(8,604)	(599)	(6.96)
Net Loans	$766,532	$749,675	$16,857	2.25%

Loan Origination/Risk Management. In accordance with the Company’s decentralized banking model, loan decisions are made at the bank level. The Company utilizes both an Executive Loan Committee and a Director Loan Committee to assist lenders with the decision making and underwriting process of larger loan requests. Due to the diverse economic markets served by the Company, evaluation and underwriting criteria may vary slightly by market. Overall, loans are extended after a review of the borrower’s repayment ability, collateral adequacy, and overall credit worthiness.

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

Commercial and Agricultural. Commercial and agricultural loans at September 30, 2016 increased 7.98 percent to $72.3 million from December 31, 2015 at $67.0 million. The Company’s commercial and agricultural loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Company’s loan policy guidelines.

Real Estate.  Commercial and residential construction loans decreased by $5.47 million, or 11.05 percent, at September 30, 2016 to $44.05 million from $49.52 million at December 31, 2015.  This decrease is due to the completion of construction and the new loan was transferred to the commercial real estate category or paid out. Farmland increased $12.0 million, or 19.46 percent, at September 30, 2016 to $73.80 million from $61.78 million at December 31, 2015.

Other.  Other loans at September 30, 2016 increased 28.13 percent to $21.13 million from $16.49 million at December 31, 2015.

Collateral Concentrations. Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions. The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk, particularly with the current economic downturn in the real estate market. At September 30, 2016, approximately 85 percent of the Company’s loan portfolio was concentrated in loans secured by real estate. A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector. In addition, a large portion of the Company’s foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions. Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis. Though the real estate market remains somewhat sluggish, we have seen real estate values stabilize. The stabilization of rates has resulted in a decrease in the number of loans being classified as impaired over the past several years.

Part I (Continued)

Item 2

Nonperforming Assets and Potential Problem Loans

Nonperforming assets and accruing past due loans as of September 30, 2016, December 31, 2015 and September 30, 2015 were as follows:

	September 30, 2016	December 31, 2015	September 30, 2015

Loans Accounted for on Nonaccrual	$13,986	$14,408	$13,559
Loans Accruing Past Due 90 Days or More	1	8	8
Other Real Estate Foreclosed	9,812	8,839	10,998
Total Nonperforming Assets	$23,799	$23,255	$24,565

Nonperforming Assets by Segment Construction and Land Development	$4,352	$7,106	$8,016
1-4 Family Residential	4,442	4,197	4,781
Nonfarm Residential	12,917	9,908	9,355
Farmland	919	1,103	1,397
Commercial and Consumer	1169	941	1,016
Total Nonperforming Assets	$23,799	$23,255	$24,565

Nonperforming Assets as a Percentage of:
Total Loans and Foreclosed Assets	3.03%	3.03%	3.17%
Total Assets	2.06%	1.98%	2.18%
Nonperforming Loans as a Percentage of:
Total Loans	1.80%	1.90%	1.78%

Supplemental Data:
Trouble Debt Restructured Loans In Compliance with Modified Terms	$19,269	$19,375	$17,891
Trouble Debt Restructured Loans Past Due 30-89 Days	324	344	335
Accruing Past Due Loans:
30-89 Days Past Due	$4,175	$10,959	$6,480
90 or More Days Past Due	1	8	8
Total Accruing Past Due Loans	$4,176	$10,967	$6,488

Allowance for Loan Losses	$9,203	$8,604	$8,402
ALLL as a Percentage of:
Total Loans	1.19%	1.13%	1.10%
Nonperforming Loans	65.80%	59.68%	61.93%

Nonperforming assets include nonaccrual loans, loans past due 90 days or more and foreclosed real estate. Nonperforming assets at September 30, 2016 increased 2.34 percent from December 31, 2015.

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

For the year ended December 31, 2015 the Company’s historical loss ratio within the ALLL calculation was based on a rolling 8 quarter historical loss period.  During the first quarter of 2016 Company management implemented a change to its allowance for loan loss methodology by expanding the historical loss period from a rolling 8 quarters to 16 quarters.  Management believes the longer historical loss period better reflects the current and expected loss behavior of the loan portfolio within the current credit cycle.  The transition to a rolling 16 quarter loss period will be complete in the first quarter of 2017.  As of September 30, 2016, this change in the historical loss period resulted in an increase to the allowance for loan losses of $986,000.

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

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the nine month periods ended September 30, 2016 and September 30, 2015.

	September 30, 2016		September 30, 2015
	Average	Average	Average	Average
	Amount	Rate (1)	Amount	Rate (1)

Noninterest-Bearing Demand
Deposits	$137,230		$127,692
Interest-Bearing Demand and
Savings Deposits	463,115	0.36%	425,649	0.35%
Time Deposits	388,137	0.80%	421,353	0.80%

Total Deposits	$988,482	0.48%	$974,694	0.50%

(1) Average rate is an annualized rate.

Average deposits increased $13.79 million to $988.48 million at September 30, 2016 from $974.69 million at September 30, 2015. The increase included an increase of $9.54 million, or 7.47 percent in noninterest-bearing demand deposits while, at the same time, interest-bearing demand and savings deposits increased $37.47 million, or 8.80 percent and time deposits decreased $33.22 million, or 7.88 percent. The increase in deposits is attributable to public fund deposit customers having larger deposits due to tax collections. Accordingly the ratio of average noninterest-bearing deposits to total average deposits was 13.88 percent for nine months ended September 30, 2016 compared to 13.10 percent for nine months ended September 30, 2015. The general decrease in market rates, had the effect of decreasing the average cost of total deposits by 2 basis points in nine months ended September 30, 2016 compared to the same period a year ago.

Off-Balance-Sheet Arrangements, Commitments, Guarantees

In the ordinary course of business, the Company enters into off-balance sheet financial instruments which are not reflected in the consolidated financial statements. These instruments include commitments to extend credit, standby letters of credit, performance letters of credit, guarantees and liability for assets held in trust. Such financial instruments are recorded in the financial statements when funds are disbursed or the instruments become payable and the contract or notional amounts of these instruments reflect the extent of involvement and exposure to credit loss that we have in these particular classes of financial instruments.

Commitments to extend credit are agreements to lend to a customer provided that the terms established in the contract are met. Commitments generally have fixed expiration dates and may require the payment of fees. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers and similarly do not necessarily represent future cash obligations.

Part I (Continued)

Item 2

Off-Balance-Sheet Arrangements, Commitments, Guarantees (Continued)

As of September 30, 2016 and December 31, 2015, financial instruments with off-balance sheet risk were as follows:

	Contract Amount
	September 30, 2016	December 31, 2015

Loan Commitments	$74,910	$67,889
Letters of Credit	1,466	1,588

The Company uses the same credit policies for these off-balance sheet financial instruments as they do for instruments that are recorded in the consolidated financial statements. We evaluate each customer’s creditworthiness at a local bank level on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies but may include cash or cash equivalents, negotiable instruments, real estate, accounts receivable, inventory, oil, gas and mineral interests, property, plant, and equipment.

Loan Commitments. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses. Loan commitments outstanding at September 30, 2016 are included in the table in Footnote 10 of the Consolidated Financial Statements.

Capital and Liquidity

At September 30, 2016, stockholders’ equity totaled $100.74 million compared to $95.46 million at December 31, 2015. In addition to net income of $6.49 million, other significant changes in stockholders’ equity during nine months ended September 30, 2016 included $1.19 million of preferred stock dividends declared and $3.66 million redemption of preferred stock. The accumulated other comprehensive income (loss) component of stockholders’ equity totaled $(791) thousand at September 30, 2016 compared to $(4.43) million at December 31, 2015. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items.

Tier 1 capital consists of common stock and qualifying preferred stockholders’ equity and trust preferred securities less goodwill. Tier 2 capital consists of tier 1 capital and the allowance for loan losses up to 1.25 percent of risk-weighted assets. The Company has no Tier 2 capital other than the allowance for loan losses.

Using the capital requirements presently in effect, the Tier 1 ratio as of September 30, 2016 was 15.79 percent and total Tier 1 and 2 risk-based capital was 16.95 percent. Both of these measures compare favorably with the regulatory minimum to be adequately capitalized of 6 percent for Tier 1 and 8 percent for total risk-based capital. The Company’s common equity Tier 1 ratio as of September 30, 2016 was 11.01, which exceeds the regulatory minimum of 4.50 percent. The Company’s Tier 1 leverage ratio as of September 30, 2016 was 10.85 percent, which exceeds the required ratio standard of 4 percent.

As of September 30, 2016, average capital was $100.43 million, representing 8.67 percent of average assets for the year. This compares to 8.90 percent for September 2015.

As of September 30, 2016, the Company has approximately $200 thousand material commitments for capital expenditures to construct a new branch. With an additional entry in the Savannah market and the recent new entry into the Statesboro office, we anticipate new loan and deposit opportunities. These new offices are expected to have a minimal impact in the first twelve months following their opening and are expected to be accretive thereafter.

The Company did not pay any common stock dividends in the third quarter of 2016 or 2015. The Company suspended common stock dividend payments beginning in the third quarter of 2009 for capital retention purposes.

The Company declared dividends of $1.19 million and $1.85 million on preferred stock on September 30, 2016 and 2015, respectively. Additional information is provided in the Notes to the Consolidated Financial Statements for Preferred Stock and Warrants.

Part I (Continued)

Item 2

Capital and Liquidity (Continued)

The Company, primarily through the actions of the Bank, engages in liquidity management to ensure adequate cash flow for deposit withdrawals, credit commitments and repayments of borrowed funds. Needs are met through loan repayments, net interest and fee income and the sale or maturity of existing assets. In addition, liquidity is continuously provided through the acquisition of new deposits, the renewal of maturing deposits and external borrowings.

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

The investment portfolio provides a ready means to raise cash if liquidity needs arise. As of September 30, 2016, the available for sale bond portfolio totaled $286.09 million. At December 31, 2015, the available for sale bond portfolio totaled $296.15 million. Only marketable investment grade bonds are purchased. Although a good portion of the banks’ bond portfolios are encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for a sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it primarily determines the Company’s liquidity posture. The Company had ratios of loans to deposits of 79.3 percent as of September 30, 2016 and 75.0 percent at December 31, 2015. Management employs alternative funding sources when deposit balances will not meet loan demands. The ratios of loans to all funding sources (excluding Subordinated Debentures) at September 30, 2016 and December 31, 2015 were 75.8 percent and 72.1 percent, respectively.

Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources. The stability of the banks’ core deposit base is an important factor in Colony’s liquidity position. A heavy percentage of the deposit base is comprised of accounts of individuals and small businesses with comprehensive banking relationships and limited volatility. At September 30, 2016 and December 31, 2015, the Company had $188 million and $203 million in certificates of deposit of $100,000 or more. These larger deposits represented 19.2 percent and 20.1 percent of respective total deposits. Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed. Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

The Company supplemented deposit sources with brokered deposits. As of September 30, 2016, the Company had $43.2 million, or 4.42 percent of total deposits, in CDARS. Additional information is provided in the Notes to the Consolidated Financial Statements regarding these brokered deposits. Additionally, the Company uses external deposit listing services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed. These deposits obtained from listing services are often referred to as wholesale or internet CDs. As of September 30, 2016, the Company had $21.04 million, or 2.15 percent of total deposits, in internet certificates of deposit obtained through deposit listing services.

To plan for contingent sources of funding not satisfied by both local and out-of-market deposit balances, the Company and the Bank have established multiple borrowing sources to augment their funds management. The Company has borrowing capacity through membership of the Federal Home Loan Bank program. The Bank has also established overnight borrowing for Federal Funds purchased through various correspondent banks. Management believes the various funding sources discussed above are adequate to meet the Company’s liquidity needs in the future without any material adverse impact on operating results.

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

Part I (Continued)

Item 2

Capital and Liquidity (Continued)

Liability liquidity is provided by access to funding sources which include core deposits. Should the need arise, the Company also maintains relationships with the Federal Home Loan Bank, Federal Reserve Bank and three correspondent banks.

Since the Company is a bank holding company and does not conduct operations, its primary sources of liquidity are dividends up streamed from the Bank and borrowings from outside sources.

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

Return on Assets and Stockholders’ Equity

The following table presents selected financial ratios for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015

Return on Average Assets (1)	0.65%	0.57%	0.61%	0.51%

Return on Average Total Equity (1)	7.35%	6.28%	7.03%	5.77%

Average Total Equity to Average Assets	8.89%	9.01%	8.67%	8.90%

(1) Computed using annualized net income available to common shareholders.

Part I (Continued)

Item 3

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, Colony Bank is not required to report this information.

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

99.2 Retention Agreement

-filed as Exhibit 99.2 to the Registrant’s 10-Q for the period ended June 30, 2016 (File No. 000-12436), filed with the Commission on May 31, 2016 and incorporated herein by reference.

Part II

Item 6

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

Colony Bankcorp, Inc.

/s/ Edward P. Loomis, Jr.
Date: November 1, 2016	Edward P. Loomis, Jr.
President/Director/Chief Executive Officer

/s/ Terry L. Hester
Date: November 1, 2016	Terry L. Hester
Executive Vice-President/Director/Chief Financial Officer