Form 10-K
period 2016-12-31
COLONY BANKCORP INC
filed 2017-03-10
CIK 711669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Fee Required)

 For the Fiscal Year Ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes[   ] No [ X ]

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of June 30, 2016: $58,532,814 based on stock price of $9.51.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 8,439,258 shares of $1.00 par value common stock as of March 10, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Annual Report are incorporated by reference from the Registrant’s definitive Proxy Statement for the 2016 annual meeting of shareholders to be filed with Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report.

Part I

Item 1

Business

COLONY BANKCORP, INC.

General

Colony Bankcorp, Inc. (the “Company” or “Colony”) is a Georgia business corporation which was incorporated on November 8, 1982. The Company was organized for the purpose of operating as a bank holding company under the Bank Holding Company Act of 1956, as amended, and the bank holding company laws of Georgia (Georgia Laws 1976, p. 168, et. seq.). On July 22, 1983, the Company, after obtaining the requisite regulatory approvals, acquired 100 percent of the issued and outstanding common stock of Colony Bank (formerly Colony Bank of Fitzgerald and The Bank of Fitzgerald), Fitzgerald, Georgia (the “Bank” or “Colony Bank”), through the merger of the Bank with a subsidiary of the Company which was created for the purpose of organizing the Bank into a one-bank holding company. Since that time, Colony Bank has operated as a wholly-owned subsidiary of the Company. Our business is conducted primarily through our wholly-owned bank subsidiary, which provides a broad range of banking services to its retail and commercial customers. The company headquarters is located at 115 South Grant Street, Fitzgerald, Georgia 31750, its telephone number is 229-426-6000 and its Internet address is http://www.colonybank.com. We operate twenty-seven domestic banking offices and one corporate operations office and, at December 31, 2016, we had approximately $1.21 billion in total assets, $754.28 million in total loans, $1.04 billion in total deposits and $93.39 million in stockholder’s equity. Deposits are insured, up to applicable limits, by the Federal Deposit Insurance Corporation.

The Parent Company

Because the Company is a bank holding company, its principal operations are conducted through the Bank. It has 100 percent ownership of its subsidiary and maintains systems of financial, operational and administrative controls that permit centralized evaluation of the operations of the subsidiary bank in selected functional areas including operations, accounting, marketing, investment management, purchasing, human resources, computer services, auditing, compliance and credit review. As a bank holding company, we perform certain stockholder and investor relations functions.

Colony Bank - Banking Services

Our principal subsidiary is the Bank. The Bank, headquartered in Fitzgerald, Georgia, offers traditional banking products and services to commercial and consumer customers in our markets. Our product line includes, among other things, loans to small and medium-sized businesses, residential and commercial construction and land development loans, commercial real estate loans, commercial loans, agri-business and production loans, residential mortgage loans, home equity loans, consumer loans and a variety of demand, savings and time deposit products. We also offer internet banking services, electronic bill payment services, safe deposit box rentals, telephone banking, credit and debit card services, remote depository products and access to a network of ATMs to our customers. The Bank conducts a general full service commercial, consumer and mortgage banking business through twenty-seven offices located in central, south and coastal Georgia cities of Fitzgerald, Warner Robins, Centerville, Ashburn, Leesburg, Cordele, Albany, Thomaston, Columbus, Sylvester, Tifton, Moultrie, Douglas, Broxton, Savannah, Eastman, Soperton, Rochelle, Quitman, Valdosta and Statesboro, Georgia.

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

Correspondents

Colony Bank has correspondent relationships with the following banks: Federal Reserve Bank of Atlanta; SunTrust Bank in Atlanta, Georgia; FTN Financial in Memphis, Tennessee, CenterState Bank in Lake Wales, Florida and the Federal Home Loan Bank of Atlanta. These correspondent relationships facilitate the transactions of business by means of loans, collections, investment services, lines of credit and exchange services, particularly in markets in which Colony Bank does not have a physical presence. As compensation for these services, the Bank maintains balances with its correspondents in primarily interest-bearing accounts and pays some service charges.

Part I (Continued)

Item 1 (Continued)

Employees

On December 31, 2016, the Company had a total of 333 employees, 318 of which are full-time employees. We consider our relationship with our employees to be satisfactory.

The Company has a profit-sharing plan covering all employees, subject to certain minimum age and service requirements. In addition, the Company maintains a comprehensive employee benefit program providing, among other benefits, hospitalization, major medical, life insurance and disability insurance. Management considers these benefits to be competitive with those offered by other financial institutions in our market area. Colony’s employees are not represented by any collective bargaining group.

SUPERVISION AND REGULATION

BANK HOLDING COMPANY REGULATION

General

As a bank holding company under federal and state law, we are subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (“Federal Reserve”). Our bank subsidiary, Colony Bank, is chartered in the State of Georgia and is subject to regulation, supervision and examination by the Georgia Department of Banking and Finance (the “Georgia Department”) and the Federal Deposit Insurance Corporation (“FDIC”). In addition, as discussed in more detail below, Colony Bank is subject to regulation by, and potentially supervision and examination by the Consumer Financial Protection Bureau (“CFPB”). Supervision, regulation, and examination of the company and the Bank by the bank regulatory agencies are intended primarily for the protection of consumers, bank depositors and the Deposit Insurance Fund (“DIF”) of the FDIC, rather than holders of our capital stock.

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

We are also required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board, and Nasdaq. We have evaluated our controls, including compliance with the SEC rules on internal controls, and have and expect to continue to spend significant amounts of time and money on compliance with these rules. Our failure to comply with these internal control rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the values of our securities. The assessments of our financial reporting controls as of December 31, 2016 are included in this report under “Section 9A. Controls and Procedures.”

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

Part I (Continued)

Item 1 (Continued)

While most of the requirements called for in the Dodd-Frank Act have been implemented, others will continue to be implemented over time. Given the extent of the changes brought about by the Dodd-Frank Act and the significant discretion afforded to federal regulators to implement those changes, we cannot fully predict the extent of the impact such requirements will have on our operations. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors.

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

Incentive Compensation. The Dodd-Frank Act requires the banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets, such as us and Colony Bank, which prohibit incentive compensation arrangements that the agencies determine encourage inappropriate risks by the institution. The banking agencies issued proposed rules in 2011 and previously issued guidance on sound incentive compensation policies. In 2016, the Federal Reserve and the FDIC have also proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2016, these rules have not been implemented.

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

Volcker Rule. In December 2013, the Federal Reserve and other regulators jointly issued final rules implementing requirements of a new Section 13 to the Bank Holding Company Act, commonly referred to as the “Volcker Rule.” The Volcker Rule generally prohibits us and our subsidiaries from (i) engaging in proprietary trading for our own account, and (ii) acquiring or retaining an ownership interest in or sponsoring a “covered fund,” all subject to certain exceptions. The Volcker Rule also specifies certain limited activities in which we and our subsidiaries may continue to engage. The regulators provided for a Volcker Rule conformance date of July 21, 2015. The Federal Reserve extended the conformance deadline to July 21, 2016 for certain legacy “covered funds” activities and investments in place before December 31, 2013, and the Federal Reserve expressed its intention to grant the last available statutory extension for such covered funds activities until July 21, 2017. Further, the Federal Reserve Board permits limited exemptions, upon application, for divestiture of certain “illiquid” covered funds, for an additional period of up to 5 years beyond that date.

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

Other Restrictions on the Company’s Activities

As contained in both federal and state banking laws and regulations, a wide range of requirements and restrictions apply to bank holding companies and their subsidiaries which:

●	Require periodic reports and such additional information as the Federal Reserve may require bank holding companies to meet or exceed minimum capital requirements;

●	In certain circumstances, limit dividends payable to shareholders and restrict the ability of bank holding companies to obtain dividends or other distributions from their subsidiary banks;

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

Regulatory Deductions.  The Revised Capital Rules provide for a number of deductions from and adjustments to CET1, including the requirement that mortgage servicing rights, deferred tax assets that arise from operating loss and tax credit carryforwards, net of associated DTLs, and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a three-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter until fully phased-in at January 1, 2018).

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

Management believes, at December 31, 2016, that we and Colony Bank meet all capital adequacy requirements under the Revised Capital Rules on a fully phased-in basis if such requirements were currently effective.

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

Colony Bank received regulatory approvals in 2014 to pay a dividend of $12 million to the Company, the proceeds of which were used in 2014 to pay Preferred Stock dividends and interest due on the Company’s junior subordinated debentures. The Bank was granted approval to pay total dividend payments of $10 million to the Company during 2015, and the Company used these proceeds to redeem $9.979 million of Preferred Stock during 2015. The Bank was also granted approval to pay total dividend payments of $9.1 million to the Company during 2016, and the Company used these proceeds to redeem $8.661 million of Preferred Stock during 2016.

Part I (Continued)

Item 1 (Continued)

BANK REGULATION

General

The Bank is a commercial bank chartered under the laws of the State of Georgia, and as such is subject to supervision, regulation and examination by the Georgia Department. The Bank is a member of the FDIC, and their deposits are insured by the FDIC’s Deposit Insurance Fund up to the amount permitted by law. The FDIC and the Georgia Department routinely examine the Bank and monitor and regulate all of the Bank’s operations, including such things as adequacy of reserves, quality and documentation of loans, payments of dividends, capital adequacy, adequacy of systems and controls, credit underwriting and asset liability management, compliance with laws and establishment of branches. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and certain federal laws concerning interest rates. The Bank files periodic reports with the FDIC and the Georgia Department.

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

Part I (Continued)

Item 1 (Continued)

As of December 31, 2016, Colony Bank was considered “well capitalized,” and the consolidated capital ratios of the Company were as follows:

	December 31, 2016
	Amount	Percent

Leverage Ratio
Actual	$121,862	10.29%
Well-Capitalized Requirement	59,210	5.00
Minimum Required (1)	47,368	4.00
Risk Based Capital:
Tier 1 Capital
Actual	121,862	15.50
Well-Capitalized Requirement	62,880	8.00
Minimum Required (1)	47,160	6.00
Common Equity Tier 1 Capital
Actual	89,002	11.32
Well-Capitalized Requirement	51,090	6.50
Minimum Required (1)	35,370	4.50
Total Capital
Actual	130,785	16.64
Well-Capitalized Requirement	78,600	10.00
Minimum Required (1)	62,880	8.00

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

FDICIA also contains a variety of other provisions that may affect the operations of our company and Colony Bank, including reporting requirements, regulatory standards for real estate lending, “truth in savings” provisions, the requirement that a depository institution give 90 days’ prior notice to customers and regulatory authorities before closing any branch, and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized, or are adequately capitalized and have not received a waiver from the FDIC. Colony Bank was well capitalized at December 31, 2016, and brokered deposits are not restricted.

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

Effective April 1, 2011, the FDIC began calculating assessments based on an institution’s average consolidated total assets less its average tangible equity in accordance with changes mandated by the Dodd-Frank Act. The FDIC also established a new assessment rate schedule, as well as alternative rate schedules that become effective when the DIF reserve ratio reaches certain levels. In determining the deposit insurance assessments to be paid by insured depository institutions, the FDIC generally assigns institutions to one of four risk categories based on supervisory ratings and capital ratios. Under the FDIC’s risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. The FDIC’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s aggregate deposits.

The Dodd-Frank Act also increased the minimum designated reserve ratio of the DIF from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminated the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. Under FDIC rules, banks with at least $10 billion in assets would also pay a surcharge to enable the reserve ratio to reach 1.35%. In addition, the FDIC collects FICO deposit assessments, which are calculated off of the assessment base described above.

Part I (Continued)

Item 1 (Continued)

The Bank’s FDIC insurance expense totaled $604 thousand for 2016. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures or if the FDIC otherwise determines, we may be required to pay even higher FDIC premiums. Any future increases in FDIC insurance premiums may have a material and adverse effect on our earnings and could have a material adverse effect on the value of, or market for, our common stock.

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

The Dodd-Frank Act generally enhanced the restrictions on banks’ transactions with affiliates under Sections 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered credit transactions must be satisfied. Specifically, Section 608 of the Dodd-Frank Act broadened the definition of “covered transactions” to include derivative transactions and the borrowing or lending of securities if the transaction will cause a bank to have credit exposure to an affiliate. The revised definition also includes the acceptance of debt obligations of an affiliate as collateral for a loan or extension of credit to a third party. Furthermore, reverse repurchase transactions will be viewed as extensions of credit (instead of asset purchases) and thus become subject to collateral requirements. The ability of the Federal Reserve to grant exemptions from these restrictions is also narrowed by the Dodd-Frank Act, including with respect to the requirement for the OCC, FDIC and Federal Reserve to coordinate with one another.

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

Consumer Regulation.  The Bank must also comply with numerous federal and state consumer protection statutes and implementing regulations, including the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act, and various federal and state privacy protection laws. Noncompliance with these laws could subject the Bank to lawsuits and could also result in administrative penalties, including, fines and reimbursements. The Bank and the Company are also subject to federal and state laws prohibiting unfair, deceptive, or abusive acts and practices.

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

The CFPB also has broad authority to prohibit unfair, deceptive and abusive acts and practices (“UDAAP”) and to investigate and penalize financial institutions that violate this prohibition. While the statutory language of the Dodd-Frank Act sets forth the standards for acts and practices that violate this prohibition, certain aspects of these standards are untested, which has created some uncertainty regarding how the CFPB will exercise this authority. The CFPB has, however, brought enforcement actions against certain financial institutions for UDAAP violations and issued some guidance on the topic, which provides insight into the agency’s expectations regarding these standards. Among other things, CFPB guidance and its UDAAP-related enforcement actions have emphasized that management of third-party service providers is essential to effective UDAAP compliance and that the CFPB is particularly focused on marketing and sales practices.

Part I (Continued)

Item 1 (Continued)

We cannot fully predict the effect that implementing regulations or revisions to existing regulations enforcement actions or other activity of the CFPB may have on our businesses.

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

●	Limit the Bank’s ability to charge fees for the payment of overdrafts for one-time debit and ATM card transactions.

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

Part I (Continued)

Item 1 (Continued)

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

Iran Sanctions Related Disclosure

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) to the Securities Exchange Act of 1934, as amended, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities during the period covered by this Annual Report on Form 10-K. Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us. We do not believe we and our consolidated subsidiary have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during fiscal year 2015.

Risk Factors

Strong competition and changing banking environment may limit growth and profitability.

Competition in the banking and financial services industry is intense. We compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms operating locally and elsewhere, and non-traditional financial institutions, including non-depository financial services providers. Many of these competitors (whether regional or national institutions) have substantially greater resources and lending limits than we have and may offer certain services that we do not or cannot provide. Additionally, non-traditional financial institutions may not have the same regulatory requirements or burdens as we do. Despite playing a rapidly increasing role in the financial services industry including providing services previously limited to commercial banks. Such competition could ultimately limit our growth, profitability and shareholder value. Our profitability depends upon our ability to successfully compete in our market areas and adapt to the ever changing banking environment.

Any future economic downturn could have a material adverse effect on our capital, financial condition, results of operations, and future growth.

Our management continually monitors market conditions and economic factors throughout our footprint. While recent economic data suggests that overall economic conditions have improved, as supported by our improved credit trends, we cannot make any assurance that these economic conditions - both nationally and in our principal markets - will not worsen in the future. If these conditions were to worsen, then we could see a sharp increase in our total net charge-offs and also be required to significantly increase our allowance for loan losses. Furthermore, the demand for loans and our other products and services could decline. Any future increase in our non-performing assets and related increases in our provision for loan losses, coupled with a potential decrease in the demand for loans and our other products and services, could negatively affect our business and could have a material adverse effect on our capital, financial condition, results of operations and future growth.

Part I (Continued)

Item 1A

A reduction in consumer confidence could negatively impact our results of operations and financial condition.

The beginning of 2017 has seen significant market volatility driven in part by concerns relating to, among other things, the 2016 U.S. presidential election. The continued impact of this issue could adversely affect the U.S. or global economies, with direct or indirect impacts on the Company and its business. Results could include drops in consumer and business confidence, credit deterioration, diminished capital markets activity, and delays in the Federal Reserve Board increases in interest rates.

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

Part I (Continued)

Item 1A (Continued)

In an attempt to help the overall economy, the Federal Reserve Board has kept interest rates low through its targeted Fed Funds rate. In December 2016, the Federal Reserve Board increased the Fed Funds rate by 25 basis points and intends further increases during 2017, subject to economic conditions. As the Federal Reserve Board increases the Fed Funds rate, overall interest rates will likely rise, which may negatively impact the U.S. economic recovery. Further, changes in monetary policy, including changes in interest rates, could influence (i) the amount of interest we receive on loans and securities, (ii) the amount of interest we pay on deposits and borrowings, (iii) our ability to originate loans and obtain deposits, (iv) the fair value of our assets and liabilities, and (v) the reinvestment risk associated with a reduced duration of our mortgage-backed securities portfolio as borrowers refinance to reduce borrowing costs. When interest-bearing liabilities reprice or mature more quickly than interest-earning assets, an increase in interest rates generally would tend to result in a decrease in net interest income.

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2016, the fair value of our portfolio of investment securities, mortgage-backed securities and collateralized mortgage obligations totaled $323,657,870. Net unrealized losses on these securities totaled $7,609,303 at December 31, 2016.

Additionally, 5.54% of our one- to four-family loan portfolio is comprised of adjustable-rate loans. Any rise in market interest rates may result in increased payments for borrowers who have adjustable-rate mortgage loans, which would increase the possibility of default.

Although management believes it has implemented an effective asset and liability management strategy to manage the potential effects of changes in interest rates, including the use of adjustable rate and/or short-term assets, and FHLB advances or longer term repurchase agreements, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of our operation and/or our strategies may not always be successful in managing the risk associated with changes in interest rates.

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

Part I (Continued)

Item 1A (Continued)

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

Because the risk rating of the loans is dependent on some subjective information and subject to changes in the borrower's credit risk profile, evolving local market conditions and other factors, it can be difficult for us to predict the effects that those factors will have on the classifications assigned to the loan portfolio, and thus difficult to anticipate the velocity or volume of the migration of loans through the classification process and effect on the level of the allowance for loan losses. An increase in the allowance for loan losses would result in a decrease in net income and capital, and could have a material adverse effect on our capital, financial condition and results of operations. Accordingly, we monitor our credit quality and our reserve requirements and use that as a basis for capital planning and other purposes. [See “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital and Liquidity” of this Report for further information.]

Our commercial real estate, real estate construction, and commercial business loans increase our exposure to credit risks.

Over the last several years, we have increased our non-residential lending in order to improve the yield and reduce the average duration of our assets. At December 31, 2016, our portfolio of commercial real estate, real estate construction, and commercial business loans totaled $438,303,718, or 58.11% of total loans, compared to $443,563,618, or 58.47% of total loans at December 31, 2015. At December 31, 2016, the amount of nonperforming commercial real estate, real estate construction, and commercial business loans was $7,185,000, or 58.18% of total nonperforming loans. These loans may expose us to a greater risk of non-payment and loss than residential real estate loans because, in the case of commercial loans, repayment often depends on the successful operation and earnings of the borrower's businesses and, in the case of consumer loans, the applicable collateral is subject to rapid depreciation. Additionally, commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. If loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest due on the loan, which could cause us to increase our provision for loan losses and adversely affect our financial condition and operating results.

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

Interchange income is derived from fees paid by merchants to the interchange network in exchange for the use of the network's infrastructure and payment facilitation. These fees are paid to card issuers to compensate them for the costs associated with issuance and operation. We earn interchange fees on card transactions from debit cards, including $2,410,035 during the year ended December 31, 2016. Merchants have attempted to negotiate lower interchange rates, and the Durbin Amendment to the Dodd-Frank Act limits the amount of interchange fees that may be charged for certain debit card transactions. Merchants may also continue to pursue alternative payment platforms, such as Apple Pay, to lower their processing costs. Any such new payment system may reduce our interchange income. Our failure to comply with the operating regulations set forth by payment card networks, which may change, could subject us to penalties, fees or the termination of our license to use the networks. Any of these scenarios could have a material impact on our business, financial condition and results of operations.

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

Part I (Continued)

Item 1A (Continued)

Major changes in the law could materially impact the profitability of our business, the value of assets we hold or the collateral available for our loans, require changes to business practices or force us to discontinue businesses and expose us to additional costs, taxes, liabilities, enforcement actions and reputational risk. We cannot fully predict the effect that compliance with changing laws or any implementing regulations will have on the Company’s or the Bank’s businesses or our ability to pursue future business opportunities, our financial condition or results of operations. [See “Part I - Item 1. Business - Supervision, Regulation and Other Factors” of this Report for further information.] We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, financial condition, or results of operations.

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

Our common stock is traded on the NASDAQ Global Select Market. However, the average daily trading volume in the Company’s common stock has been relatively small, averaging approximately 21 total trades per day during 2016. As a result, trades involving a relatively small number of shares may have a significant effect on the market price of the common stock, and it may be difficult for investors to acquire or dispose of large blocks of stock without significantly affecting the market price.

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

Part I (Continued)

Item 1B

Unresolved Staff Comments

Not Applicable.

Item 2

Properties

The principal properties of the Registrant consist of the properties of the Bank. The Bank owns all of the banking offices occupied except one office in Valdosta and one office in Douglas which are leased. In addition, the Company owns the corporate offices located in Fitzgerald, Georgia.

Item 3

Legal Proceedings

The Company and its subsidiary may become parties to various legal proceedings arising from the normal course of business. As of December 31, 2016, there are no material pending legal proceedings to which Colony or its subsidiary are a party or of which any of its property is the subject.

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

Year Ended December 31, 2016	High	Low	Close

Fourth Quarter	13.30	9.45	13.20
Third Quarter	10.06	8.80	9.89
Second Quarter	10.00	9.20	9.51
First Quarter	10.04	8.11	9.19

Year Ended December 31, 2015

Fourth Quarter	9.99	8.75	9.53
Third Quarter	9.20	8.61	8.90
Second Quarter	9.35	8.06	8.56
First Quarter	8.38	7.31	8.10

No cash dividends were paid on its common stock in 2015 or 2016. The Company’s board of directors suspended the payment of dividends in the third quarter of 2009. For a description of the restrictions and limitations on the Company’s ability to pay dividends, please see “Dividends” on Page 13.

As of February 15, 2017, the Company had approximately 1,906 common stockholders of record.

Issuer Purchase of Equity Securities

The Company purchased no shares of the Company’s common stock during the quarter ended December 31, 2016.

Part II (Continued)

Item 6

Selected Financial Data

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in Thousands, except per share data)
Selected Balance Sheet Data
Total Assets	$1,210,442	$1,174,149	$1,146,898	$1,148,551	$1,139,397
Total Loans, Net of Unearned Interest and Fees	753,922	758,279	745,733	750,857	746,816
Total Deposits	1,044,357	1,011,554	979,303	987,529	979,685
Investment Securities	323,658	296,149	274,624	263,295	268,342
Federal Home Loan Bank Stock	3,010	2,731	2,831	3,164	3,364
Stockholders’ Equity	93,388	95,457	99,027	89,954	95,759
Selected Income Statement Data
Interest Income	44,589	44,275	44,762	45,186	47,289
Interest Expense	6,483	6,569	6,799	7,497	11,016

Net Interest Income	38,106	37,706	37,963	37,689	36,273
Provision for Loan Losses	1,062	866	1,308	4,485	6,785
Other Income	9,553	9,045	9,125	8,377	9,733
Other Expense	34,073	33,724	34,980	34,617	35,379

Income Before Tax	12,524	12,161	10,800	6,964	3,842
Income Tax Expense	3,851	3,788	3,268	2,335	1,201

Net Income	8,673	8,373	7,532	4,629	2,641
Preferred Stock Dividends	1,493	2,375	2,689	1,509	1,435

Net Income Available to Common Stockholders	$7,180	$5,998	$4,843	$3,120	$1,206

Weighted Average
Common Shares Outstanding, Basic	8,439	8,439	8,439	8,439	8,439
Common Shares Outstanding, Diluted	8,513	8,458	8,439	8,439	8,439
Shares Outstanding	8,439	8,439	8,439	8,439	8,439
Intangible Assets	$81	$116	$152	$188	$224
Dividends Declared	-	-	-	-	-
Average Assets	1,163,863	1,146,984	1,128,052	1,118,071	1,139,814
Average Stockholders’ Equity	100,114	101,710	94,751	93,358	96,541
Net Charge-Offs	743	1,064	4,312	5,416	9,698
Reserve for Loan Losses	8,923	8,604	8,802	11,806	12,737
OREO	6,439	8,839	10,402	15,502	15,941
Nonperforming Loans	12,350	14,416	18,341	24,118	29,855
Nonperforming Assets	18,789	23,255	28,743	39,620	46,162
Average Interest-Earning Assets	1,090,967	1,074,556	1,057,608	1,048,185	1,066,333
Noninterest-Bearing Deposits	159,059	133,886	128,340	115,261	123,967

Part II (Continued)

Item 6 (Continued)

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in Thousands, except per share data)

Per Share Data:
Net Income Per Common Share (Diluted)	$0.84	$0.71	$0.57	$0.37	$0.14
Common Book Value Per Share	9.96	9.18	8.42	7.34	8.05
Tangible Common Book Value Per Share	9.95	9.16	8.40	7.32	8.02
Dividends Per Common Share	0.00	0.00	0.00	0.00	0.00
Profitability Ratios:
Net Income to Average Assets	0.62%	0.52%	0.43%	0.28%	0.11%
Net Income to Average Stockholders’ Equity	7.17	5.90	5.11	3.34	1.25
Net Interest Margin	3.51	3.52	3.60	3.61	3.41
Loan Quality Ratios:
Net Charge-Offs to Total Loans	0.10	0.14	0.58	0.72	1.30
Reserve for Loan Losses to Total Loans and OREO	1.17	1.12	1.16	1.54	1.67
Nonperforming Assets to Total Loans and OREO	2.47	3.03	3.80	5.17	6.05
Reserve for Loan Losses to Nonperforming Loans	72.25	59.68	47.99	48.95	42.66
Reserve for Loan Losses to Total Nonperforming Assets	47.49	37.00	30.62	29.80	27.59
Liquidity Ratios:
Loans to Total Deposits (1)	72.19	74.96	76.15	76.03	76.23
Loans to Average Interest-Earning Assets (1)	69.11	70.57	70.51	71.63	70.04
Noninterest-Bearing Deposits to Total Deposits	15.23	13.24	13.11	11.67	12.65
Capital Adequacy Ratios:
Common Stockholders’ Equity to Total Assets	6.94	6.60	6.20	5.39	5.96
Total Stockholders’ Equity to Total Assets	7.72	8.13	8.63	7.83	8.40
Dividend Payout Ratio	0.00	0.00	0.00	0.00	0.00

(1)     Total loans, net of unearned interest and fees.

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

Future Outlook

During the recent financial crisis, the financial industry experienced tremendous adversities as a result of the collapse of the real estate markets across the country. Colony, like most banking companies, has been affected by these economic challenges that started with a rapid stall of real estate sales and developments throughout the county. While much has been accomplished in addressing problem assets the past several years, there is still work to be done in bringing our problem assets to an acceptable level. A focus in 2017 will be directed toward further reduction of problem assets.

As we look forward to 2017 we are committed to improving earnings, reducing problem assets and redeeming TARP preferred stock. We plan to seek approval from the Federal Reserve and the Department of Finance to completely eliminate the Preferred Stock during 2017. Given the improved condition of the company we are also considering product and market expansion. In 2016 we opened new offices in Tifton and Statesboro, while closing four offices in smaller rural markets. In January 2017, the Company opened its third office in Savannah.

While the Company has improved earnings, reduced problem assets and maintained strong capital levels, we have reinstated dividend payments beginning first quarter 2017. The Company’s board of directors suspended the payment of dividends in the third quarter of 2009.

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

Part II (Continued)

Item 7 (Continued)

Non-GAAP Financial Measures

Our accounting and reporting policies conform to generally accepted accounting principles (GAAP) in the United States and prevailing practices in the banking industry. However, certain non-GAAP measures are used by management to supplement the evaluation of our performance. These include the fully-taxable equivalent measures: tax-equivalent net interest income, tax-equivalent net interest margin, and tax-equivalent net interest spread, which include the effects of taxable-equivalent adjustments using a federal income tax rate of 34% to increase tax-exempt interest income to a tax-equivalent basis.  Tax-equivalent adjustments are reported in Notes 1 and 2 to the Average Balances with Average Yields and Rates table under Rate/Volume Analysis. Tangible book value per common share is also a non-GAAP measure used in the selected Financial Data Section.

Tax-equivalent net interest income, net interest margin and net interest spread.  Net interest income on a tax-equivalent basis is a non-GAAP measure that adjusts for the tax-favored status of net interest income from loans and investments. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources. The most directly comparable financial measure calculated in accordance with GAAP is our net interest income. Net interest margin on a tax-equivalent basis is net interest income on a tax-equivalent basis divided by average interest-earning assets on a tax-equivalent basis. The most directly comparable financial measure calculated in accordance with GAAP is our net interest margin. Net interest spread on a tax-equivalent basis is the difference in the average yield on average interest-earning assets on a tax equivalent basis and the average rate paid on average interest-bearing liabilities. The most directly comparable financial measure calculated in accordance with GAAP is our net interest spread.

These non-GAAP financial measures should not be considered alternatives to GAAP-basis financial statements, and other bank holding companies may define or calculate these non-GAAP measures or similar measures differently.

A reconciliation of these performance measures to GAAP performance measures is included in the tables below.

Non-GAAP Performance Measures Reconciliation

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in Thousands, except per share data)
Interest Income Reconciliation
Interest Income – Taxable Equivalent	$44,762	$44,407	$44,879	$45,356	$47,433
Tax Equivalent Adjustment	173	132	117	170	144
Interest Income (GAAP)	$44,589	$44,275	$44,762	$45,186	$47,289

Net Interest Income Reconciliation
Net Interest Income – Taxable Equivalent	$38,279	$37,838	$38,080	$37,859	$36,417
Tax Equivalent Adjustment	173	132	117	170	144
Net Interest Income (GAAP)	$38,106	$37,706	$37,963	$37,689	$36,273

Net Interest Margin Reconciliation
Net Interest Margin – Taxable Equivalent	3.51%	3.52%	3.60%	3.61%	3.42%
Tax Equivalent Adjustment	.02	.01	.01	.02	.01
Net Interest Margin (GAAP)	3.49%	3.51%	3.59%	3.59%	3.41%

Part II (Continued)

Item 7 (Continued)

Non-GAAP Performance Measures Reconciliation (Continued)

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in Thousands, except per share data)
Interest Rate Spread Reconciliation
Interest Rate Spread – Taxable Equivalent	3.40%	3.41%	3.49%	3.50%	3.27%
Tax Equivalent Adjustment	.02	.01	.01	.02	.01
Interest Rate Spread (GAAP)	3.38%	3.40%	3.48%	3.48%	3.26%

Selected Financial Data
Tangible Book Value Per Common Share	$9.95	$9.16	$8.40	$7.32	$8.02
Effect of Other Intangible Assets	0.01	0.02	0.02	0.02	0.03
Book Value Per Common Share (GAAP)	$9.96	$9.18	$8.42	$7.34	$8.05

The Company

Colony Bankcorp, Inc. (“Colony” or the “Company”) is a bank holding company headquartered in Fitzgerald, Georgia that provides, through its wholly-owned subsidiary Colony Bank (collectively referred to as the Company), a broad array of products and services throughout central, south and coastal Georgia markets. The Company offers commercial, consumer and mortgage banking services.

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of December 31, 2016 and 2015, and results of operations for each of the years in the three-year period ended December 31, 2016. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 34 percent federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.

Dollar amounts in tables are stated in thousands, except for per share amounts.

Part II (Continued)

Item 7 (Continued)

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average interest-earning assets. Net income available to common shareholders totaled $7.18 million, or $0.84 per diluted common share in 2016, compared to $6.00 million, or $0.71 per diluted common share in 2015 and compared to $4.84 million, or $0.57 per diluted common share in 2014.

Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

	2016	2015	$ Variance	% Variance	2015	2014	$ Variance	% Variance

Taxable-equivalent net interest income	$38,279	$37,838	$441	1.17%	$37,838	$38,080	$(242)	(0.64)%
Taxable-equivalent adjustment	173	132	41	31.06	132	117	15	12.82

Net interest income	38,106	37,706	400	1.06	37,706	37,963	(257)	(0.68)
Provision for loan losses	1,062	866	196	22.63	866	1,308	(442)	(33.79)
Noninterest income	9,553	9,045	508	5.62	9,045	9,125	(80)	(0.88)
Noninterest expense	34,073	33,724	349	1.03	33,724	34,980	(1,256)	(3.59)

Income before income taxes	$12,524	$12,161	$363	2.98%	$12,161	$10,800	$1,361	12.60%
Income Taxes	3,851	3,788	63	1.66	3,788	3,268	520	15.91

Net income	$8,673	$8,373	$300	3.58%	$8,373	$7,532	$841	11.17%

Preferred stock dividends	$1,493	$2,375	$(882)	(37.14)%	$2,375	$2,689	$(314)	(11.68)%

Net income available to common shareholders	$7,180	$5,998	$1,182	19.71%	$5,998	$4,843	$1,155	23.85%

Net income available to common shareholders:
Basic	$0.85	$0.71	$0.14	19.72%	$0.71	$0.57	$0.14	24.56%
Diluted	$0.84	$0.71	$0.13	18.31%	$0.71	$0.57	$0.14	24.56%
Return on average assets (1)	0.62%	0.52%	0.10%	19.23%	0.52%	0.43%	0.09%	20.93%
Return on average common equity (1)	7.17%	5.90%	1.27%	21.53%	5.90%	5.11%	0.79%	15.46%

(1) Computed using net income available to common shareholders.

Part II (Continued)

Item 7 (Continued)

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 79.96 percent of total revenue during 2016, 80.65 percent of total revenue during 2015 and 80.62 percent during 2014.

Net interest margin is the taxable-equivalent net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Company’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, is currently 3.75 percent. The Federal Reserve Board sets general market rates of interest, including the deposit and loan rates offered by many financial institutions. For the first time in several years, the prime interest rate increased by 25 basis points in the fourth quarter of 2015, followed by a similar 25-point increase in the fourth quarter of 2016. We anticipate that the prime interest rate will again rise in 2017. Given that the federal funds rate moves in accordance with the movement of the prime interest rate, we anticipate that the federal funds rate will also increase from its current 0.75 percent.

Part II (Continued)

Item 7 (Continued)

The following table presents the changes in taxable-equivalent net interest income and identifies the changes due to differences in the average volume of interest-earning assets and interest-bearing liabilities and the changes due to changes in the average interest rate on those assets and liabilities. The changes in net interest income due to changes in both average volume and average interest rate have been allocated to the average volume change or the average interest rate change in proportion to the absolute amounts of the change in each. The Company’s consolidated average balance sheets along with an analysis of taxable-equivalent net interest earnings are presented in the Rate/Volume Analysis.

Rate/Volume Analysis

The rate/volume analysis presented hereafter illustrates the change from year to year for each component of the taxable equivalent net interest income separated into the amount generated through volume changes and the amount generated by changes in the yields/rates.

	Changes From			Changes From
	2015 to 2016 (a)			2014 to 2015 (a)
	Volume	Rate	Total	Volume	Rate	Total

Interest Income
Loans, Net-Taxable	$221	$(951)	$(730)	$831	$(831)	$-

Investment Securities
Taxable	381	669	1,050	(89)	(396)	(485)
Tax-Exempt	12	(15)	(3)	(12)	(3)	(15)
Total Investment Securities	393	654	1,047	(101)	(399)	(500)

Interest-Bearing Deposits in Other Banks	(18)	62	44	35	3	38
Federal Funds Sold	(15)	-	(15)	(16)	(1)	(17)
Other Interest - Earning Assets	4	5	9	(6)	13	7
Total Interest Income	585	(230)	355	743	(1,215)	(472)

Interest Expense
Interest-Bearing Demand and Savings Deposits	137	62	199	126	(29)	97
Time Deposits	(271)	(4)	(275)	(240)	(113)	(353)
Total Interest Expense On Deposits	(134)	58	(76)	(114)	(142)	(256)

Other Interest-Bearing Liabilities
Subordinated Debentures	-	98	98	-	(15)	(15)
Other Debt	74	(183)	(109)	-	41	41
Federal Funds Purchased	-	1	1	-	-	-
Total Interest Expense	(60)	(26)	(86)	(114)	(116)	(230)
Net Interest Income (Loss)	$645	$(204)	$441	$857	$(1,099)	$(242)

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

Part II (Continued)

Item 7 (Continued)

The Company maintains about 21.2 percent of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years. The liabilities to fund assets are primarily in non-maturing core deposits and short term certificates of deposit that mature within one year. The Federal Reserve rates have remained flat since 2008 until the 25 basis point increase in the fourth quarter of 2015 followed by the 25 basis point increase in the fourth quarter of 2016. We have seen the net interest margin change to 3.51 percent for 2016, compared to 3.52 percent for 2015 and 3.60 percent for 2014. We have seen our net interest margin reach a low of 3.39 percent in fourth quarter 2016 to a high of 3.59 percent in second quarter 2016.

Taxable-equivalent net interest income for 2016 increased by $441 thousand, or 1.17 percent, compared to 2015 while taxable-equivalent net interest income for 2015 decreased by $242 thousand, or 0.64 percent compared to 2014. The average volume of interest-earning assets during 2016 increased $16.41 million compared to 2015 while over the same period the net interest margin dropped to 3.51 percent from 3.52 percent. The average volume of interest-earning assets during 2015 increased $16.95 million compared to 2014 while over the same period the net interest margin dropped to 3.52 percent from 3.60 percent. The change in the net interest margin in 2016 and 2015 was primarily driven by reduction in the cost of funds and a higher level of low yielding assets. The increase in average interest-earning assets in 2016 was in loans, investments and other interest-earning assets. The increase in average interest-earning assets in 2015 was in loans and interest-bearing deposits.

The average volume of loans increased $4.20 million in 2016 compared to 2015, and increased $15.47 million in 2015 compared to 2014. The average yield on loans decreased 13 basis points in 2016 compared to 2015 and decreased 11 basis points in 2015 compared to 2014. The average volume of deposits increased $17.35 million in 2016 compared to 2015. The average volume of deposits increased $17.29 million in 2015 compared to 2014. Demand deposits made up $11.80 million of the increase in average deposits in 2016 compared to $10.09 million of the increase in average deposits in 2015.

Accordingly, the ratio of average interest-bearing deposits to total average deposits was 85.9 percent in 2016, 86.8 percent in 2015 and 87.6 percent in 2014. This deposit mix, combined with a general decrease in interest rates, had the effect of (i) decreasing the average cost of total deposits by 2 basis points in 2016 compared to 2015 and decreasing the average cost of total deposits by 3 basis points in 2015 compared to 2014, and (ii) mitigating a portion of the impact of decreasing yields on interest-earning assets on the Company’s net interest income.

The Company’s net interest spread, which represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities, was 3.40 percent in 2016 compared to 3.41 percent in 2015 and 3.49 percent in 2014. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Market Risk and Interest Rate Sensitivity included elsewhere in this report.

Part II (Continued)

Item 7 (Continued)

Rate/Volume Analysis (Continued)

AVERAGE BALANCE SHEETS

		2016			2015			2014
	Average	Income/	Yields/	Average	Income/	Yields/	Average	Income/	Yields/
	Balances	Expense	Rates	Balances	Expense	Rates	Balances	Expense	Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Income (1)	$761,149	$39,084	5.13%	$756,953	$39,814	5.26%	$741,484	$39,814	5.37%
Investment Securities
Taxable	301,357	5,328	1.77	276,807	4,278	1.55	282,056	4,763	1.69
Tax-Exempt (2)	2,440	95	3.89	2,171	98	4.51	2,418	113	4.67
Total Investment Securities	303,797	5,423	1.79	278,978	4,376	1.57	284,474	4,876	1.71
Interest-Bearing Deposits	23,167	124	0.54	29,815	80	0.27	16,193	42	0.26
Federal Funds Sold	-	-	-	6,056	15	0.25	12,551	32	0.25
Other Interest-Earning Assets	2,854	131	4.59	2,754	122	4.43	2,906	115	3.96
Total Interest-Earning Assets	1,090,967	44,762	4.10	1,074,556	44,407	4.13	1,057,608	44,879	4.24
Noninterest-Earning Assets
Cash	19,208			19,049			9,698
Allowance for Loan Losses	(9,372)			(8,587)			(10,841)
Other Assets	63,060			61,966			71,587
Total Noninterest-Earning Assets	72,896			72,428			70,444
Total Assets	$1,163,863			$1,146,984			$1,128,052
Liabilities and Stockholders' Equity
Interest-Bearing Liabilities
Interest-Bearing Demand and Savings	$469,740	$1,694	0.36%	$430,731	$1,495	0.35%	$394,615	$1,398	0.35%
Other Time	383,628	3,087	0.80	417,080	3,362	0.81	445,993	3,715	0.83
Total Interest-Bearing Deposits	853,368	4,781	0.56	847,811	4,857	0.57	840,608	5,113	0.61
Other Interest-Bearing Liabilities
Other Borrowed Money	42,470	1,100	2.59	40,000	1,209	3.02	40,000	1,168	2.92
Subordinated Debentures	24,229	601	2.48	24,229	503	2.08	24,229	518	2.14
Federal Funds Purchased and Repurchase Agreements	35	1	2.86	3	-	-	2	-	-
Total Other Interest-Bearing Liabilities	66,734	1,702	2.55	64,232	1,712	2.67	64,231	1,686	2.62
Total Interest-Bearing Liabilities	920,102	6,483	0.70	912,043	6,569	0.72	904,839	6,799	0.75
Noninterest-Bearing Liabilities and Stockholders' Equity
Demand Deposits	140,338			128,541			118,452
Other Liabilities	3,309			4,690			10,010
Stockholders' Equity	100,114			101,710			94,751
Total Noninterest-Bearing Liabilities and Stockholders' Equity	243,761			234,941			223,213
Total Liabilities and Stockholders' Equity	$1,163,863			$1,146,984			$1,128,052
Interest Rate Spread			3.40%			3.41%			3.49%
Net Interest Income		$38,279			$37,838			$38,080
Net Interest Margin			3.51%			3.52%			3.60%

(1)

The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable equivalent adjustments totaling $141, $99 and $79 for 2016, 2015 and 2014, respectively, are included in interest on loans. The adjustments are based on a federal tax rate of 34 percent.

(2)

Taxable-equivalent adjustments totaling $32, $33 and $38 for 2016, 2015 and 2014, respectively, are included in tax-exempt interest on investment securities. The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

Part II (Continued)

Item 7 (Continued)

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $1.06 million in 2016 compared to $866 thousand in 2015 and $1.31 million in 2014. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Noninterest Income

The components of noninterest income were as follows:

			$	%			$	%
	2016	2015	Variance	Variance	2015	2014	Variance	Variance

Service Charges on Deposit Accounts	$4,307	$4,269	$38	0.89%	$4,269	$4,649	$(380)	(8.17)%
Other Charges, Commissions and Fees	2,803	2,627	176	6.70	2,627	2,388	239	10.01
Mortgage Fee Income	682	527	155	29.41	527	420	107	25.48
Securities Gains (Losses)	385	(11)	396	3,600.00	(11)	24	(35)	(145.83)
Other	1,377	1,633	(256)	(15.68)	1,633	1,644	(11)	(0.67)

Total	$9,554	$9,045	$509	5.63%	$9,045	$9,125	$(80)	(0.88)%

Other Charges, Commissions and Fees. Significant amounts impacting the comparable periods was primarily attributed to ATM and debit card interchange fees which increased $184 thousand in 2016 compared to 2015 and $251 thousand in 2015 compared to 2014.

Mortgage Fee Income. The increase in mortgage fee income in 2016 compared to the same period in 2015 is due to an increase in the volume of mortgage loans.

Securities Gains (Losses). The increase in 2016 is attributable to the gain on sale of securities compared to 2015 with a loss on sale of securities.

Other. Significant amounts impacting the comparable periods was primarily attributed to having income from the sale of a tax credit of $66 thousand and life insurance benefits of $137 that did not occur in 2016. The Bank did not have any significant changes for 2015 compared to 2014.

Part II (Continued)

Item 7 (Continued)

Noninterest Expense

The components of noninterest expense were as follows:

	2016	2015	$ Variance	% Variance	2015	2014	$ Variance	% Variance

Salaries and Employee Benefits	$18,483	$17,590	$893	5.08%	$17,590	$17,508	$82	0.47%
Occupancy and Equipment	3,970	3,989	(19)	(0.48)	3,989	4,063	(74)	(1.82)
Directors' Fees	349	358	(9)	(2.51)	358	392	(34)	(8.67)
Legal and Professional Fees	792	738	54	7.32	738	786	(48)	(6.11)
Foreclosed Property	1,143	1,683	(540)	(32.09)	1,683	2,701	(1,018)	(37.69)
FDIC Assessment	604	899	(295)	(32.81)	899	966	(67)	(6.94)
Advertising	610	625	(15)	(2.40)	625	652	(27)	(4.14)
Software	1,112	993	119	11.98	993	925	68	7.35
Telephone	737	710	27	3.80	710	736	(26)	(3.53)
ATM/Card Processing	1,136	1,061	75	7.07	1,061	906	155	17.11
Other	5,137	5,078	59	1.16	5,078	5,345	(267)	(5.00)

Total	$34,073	$33,724	$349	1.03%	$33,724	$34,980	$(1,256)	(3.59)%

Salaries and Employee Benefits. The increase in salary and employee benefits for 2016 is due to merit pay increases. Salary and employee benefits remained flat in 2015 compared to 2014.

Foreclosed Property. The decrease in foreclosed property and repossession expense for 2016 and 2015 is primarily attributable to the decrease in the volume of OREO.

Part II (Continued)

Item 7 (Continued)

Sources and Uses of Funds

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the assets in which those funds are invested as a percentage of the Company’s average total assets for the period indicated. Average assets totaled $1.16 billion in 2016 compared to $1.15 billion in 2015 and $1.13 billion in 2014.

	2016		2015		2014
Sources of Funds:
Deposits:
Noninterest-Bearing	$140,338	12.1%	$128,541	11.2%	$118,452	10.5%
Interest-Bearing	853,368	73.3%	847,811	73.9%	840,608	74.5%
Federal Funds Purchased and Repurchase Agreements	35	-%	3	-%	2	-%
Subordinated Debentures and Other Borrowed Money	66,699	5.7%	64,229	5.6%	64,229	5.7%
Other Noninterest-Bearing Liabilities	3,309	0.3%	4,690	0.4%	10,010	0.9%
Equity Capital	100,114	8.6%	101,710	8.9%	94,751	8.4%

Total	$1,163,863	100.0%	$1,146,984	100.0%	$1,128,052	100.0%

Uses of Funds:
Loans (Net of Allowance)	$751,777	64.6%	$748,366	65.3%	$730,643	64.8%
Investment Securities	303,797	26.1%	278,978	24.3%	284,474	25.2%
Federal Funds Sold	-	-%	6,056	0.5%	12,551	1.1%
Interest-Bearing Deposits	23,167	2.0%	29,815	2.6%	16,193	1.4%
Other Interest-Earning Assets	2,854	0.2%	2,754	0.2%	2,906	0.3%
Other Noninterest-Earning Assets	82,268	7.1%	81,015	7.1%	81,285	7.2%

Total	$1,163,863	100.0%	$1,146,984	100.0%	$1,128,052	100.0%

Deposits continue to be the Company’s primary source of funding. Over the comparable periods, the relative mix of deposits continues to be high in interest-bearing deposits. Interest-bearing deposits totaled 85.9 percent of total average deposits in 2016 compared to 86.8 percent in 2015 and 87.6 percent in 2014.

The Company primarily invests funds in loans and securities. Loans continue to be the largest component of the Company’s mix of invested assets. Loan demand decreased in 2016 as total loans were $754.3 million at December 31, 2016, down 0.57 percent, compared to loans of $758.6 million at December 31, 2015, which went up 1.68 percent, compared to loans of $746.1 million at December 31, 2014. See additional discussion regarding the Company’s loan portfolio in the section captioned “Loans” on the following page. The majority of funds provided by deposits have been invested in loans and securities.

Part II (Continued)

Item 7 (Continued)

Loans

The following table presents the composition of the Company’s loan portfolio as of December 31 for the past five years.

	2016	2015	2014	2013	2012
Commercial and Agricultural
Commercial	$47,025	$47,782	$50,960	$48,107	$55,684
Agricultural	17,080	19,193	16,689	10,666	6,211

Real Estate
Commercial Construction	30,358	40,107	51,259	52,739	53,808
Residential Construction	11,830	9,413	11,221	6,549	5,852
Commercial	349,090	346,262	332,231	341,783	334,386
Residential	195,580	197,002	203,753	206,258	203,845
Farmland	66,877	61,780	49,951	47,034	49,057

Consumer and Other
Consumer	19,695	20,605	22,820	25,676	29,778
Other	16,748	16,492	7,210	12,406	8,429
	754,283	758,636	746,094	751,218	747,050

Unearned Interest and Fees	(361)	(357)	(362)	(360)	(234)
Allowances for Loan Losses	(8,923)	(8,604)	(8,802)	(11,806)	(12,737)

Loans	$744,999	$749,675	$736,930	$739,052	$734,079

The following table presents total loans as of December 31, 2016 according to maturity distribution and/or repricing opportunity on adjustable rate loans.

Maturity and Repricing Opportunity

One Year or Less	$264,807
After One Year through Three Years	287,713
After Three Years through Five Years	149,866
Over Five Years	51,897

$754,283

Overview. Loans totaled $754.3 million at December 31, 2016, down 0.57 percent from $758.6 million at December 31, 2015. The majority of the Company’s loan portfolio is comprised of the real estate loans. Commercial and residential real estate which is primarily 1-4 family residential properties and nonfarm nonresidential properties, made up 72.21 percent and 71.61 percent of total loans, real estate construction loans made up 5.59 percent and 6.53 percent while commercial and agricultural loans made up 8.50 percent and 8.83 percent of total loans at December 31, 2016 and December 31, 2015, respectively.

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

Commercial and Agricultural. Commercial and agricultural loans at December 31, 2016 decreased 4.3 percent to $64.1 million from December 31, 2015 at $67.0 million. The Company’s commercial and agricultural loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Company’s loan policy guidelines.

Part II (Continued)

Item 7 (Continued)

Real Estate.  Commercial and residential construction loans decreased by $7.3 million, or 14.8 percent, at December 31, 2016 to $42.2 million from $49.52 million at December 31, 2015. This decrease is partially due to completion of construction and the new loans transferring to the commercial real estate category.  Therefore, commercial real estate increased $2.8 million or 0.8 percent at December 31, 2016 to $349.09 million from $346.26 million at December 31, 2015.

Other.  Other loans at December 31, 2016 increased 1.5 percent to $16.75 million from $16.49 million in December 31, 2015.

Industry Concentrations. As of December 31, 2016 and December 31, 2015, there were no concentrations of loans within any single industry in excess of 10 percent of total loans, as segregated by Standard Industrial Classification code (“SIC code”). The SIC code is a federally designed standard industrial numbering system used by the Company to categorize loans by the borrower’s type of business. The Company has established industry-specific guidelines with respect to maximum loans permitted for each industry with which the Company does business.

Collateral Concentrations. Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions. The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk, particularly with the current economic downturn in the real estate market. At December 31, 2016, approximately 87 percent of the Company’s loan portfolio was concentrated in loans secured by real estate. A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector. In addition, a large portion of the Company’s foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions. Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.

Large Credit Relationships. The Company is currently in eighteen counties in central, south and coastal Georgia and includes metropolitan markets in Dougherty, Lowndes, Houston, Chatham and Muscogee counties. As a result, the Company originates and maintains large credit relationships with several commercial customers in the ordinary course of business. The Company considers large credit relationships to be those with commitments equal to or in excess of $5.0 million prior to any portion being sold. Large relationships also include loan participations purchased if the credit relationship with the agent is equal to or in excess of $5.0 million. In addition to the Company’s normal policies and procedures related to the origination of large credits, the Company’s Executive Loan Committee and Director Loan Committee must approve all new and renewed credit facilities which are part of large credit relationships. The following table provides additional information on the Company’s large credit relationships outstanding at December 31, 2016 and December 31, 2015.

	December 31, 2016			December 31, 2015
		Period End Balances			Period End Balances
	Number of			Number of
	Relationships	Committed	Outstanding	Relationships	Committed	Outstanding

Large Credit Relationships: $5 million to $9.9 million	14	$96,807	$86,712	16	$108,432	$99,126

Part II (Continued)

Item 7 (Continued)

Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table presents the maturity distribution of the Company’s loans at December 31, 2016. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate.

	Due in One Year or Less	After One, but Within Three Years	After Three, but Within Five Years	After Five Years	Total

Loans with fixed interest rates	$181,178	$263,748	$98,267	$51,151	$594,344
Loans with floating interest rates	83,629	23,965	51,599	746	159,939

Total	$264,807	$287,713	$149,866	$51,897	$754,283

The Company may renew loans at maturity when requested by a customer whose financial strength appears to support such renewal or when such renewal appears to be in the Company’s best interest. In such instances, the Company generally requires payment of accrued interest and may adjust the rate of interest, require a principal reduction or modify other terms of the loan at the time of renewal.

Part II (Continued)

Item 7 (Continued)

Nonperforming Assets and Potential Problem Loans

Year-end nonperforming assets and accruing past due loans were as follows:

	2016	2015	2014	2013	2012

Loans Accounted for on Nonaccrual	$12,350	$14,408	$18,334	$24,114	$29,851
Loans Accruing Past Due 90 Days or More	-	8	7	4	4
Other Real Estate Foreclosed	6,439	8,839	10,402	15,502	15,941
Securities Accounted for on Nonaccrual	-	-	-	-	366
Total Nonperforming Assets	$18,789	$23,255	$28,743	$39,620	$46,162

Nonperforming Assets by Segment
Construction and Land Development	3,376	7,106	9,655	17,323	23,832
1-4 Family Residential	4,375	4,197	8,237	5,926	7,153
Multifamily Residential	-	-	173	335	627
Nonfarm Residential	9,182	9,908	8,375	12,441	10,421
Farmland	800	1,103	1,449	1,629	2,413
Commercial and Consumer	1,056	941	854	1,966	1,716
Total Nonperforming Assets	$18,789	$23,255	$28,743	$39,620	$46,162

Nonperforming Assets as a Percentage of:
Total Loans and Foreclosed Assets	2.47%	3.03%	3.80%	5.17%	6.05%
Total Assets	1.55%	1.98%	2.51%	3.45%	4.05%
Nonperforming Loans as a Percentage of:
Total Loans	1.64%	1.90%	2.46%	3.21%	4.00%

Supplemental Data:
Trouble Debt Restructured Loans In Compliance with Modified Terms	$17,992	$19,375	$19,229	$20,715	$24,870
Trouble Debt Restructured Loans Past Due 30-89 Days	319	344	757	435	1,377
Accruing Past Due Loans:
30-89 Days Past Due	4,469	10,959	9,701	9,366	14,911
90 or More Days Past Due	-	8	7	4	4
Total Accruing Past Due Loans	$4,469	$10,967	$9,708	$9,370	$14,915

Allowance for Loan Losses	$8,923	$8,604	$8,802	$11,806	$12,737
ALLL as a Percentage of:
Total Loans	1.18%	1.13%	1.18%	1.57%	1.70%
Nonperforming Loans	72.25%	59.68%	47.99%	48.95%	42.66%

Nonperforming assets include nonaccrual loans, loans past due 90 days or more, foreclosed real estate and nonaccrual securities. Nonperforming assets at December 31, 2016 decreased 19.20 percent from December 31, 2015.

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

Part II (Continued)

Item 7 (Continued)

The Company’s allowance for loan losses consists of specific valuation allowances established for probable losses on specific loans and historical valuation allowances for other loans with similar risk characteristics. During the first quarter of 2016 Company management implemented a change to its allowance for loan loss methodology by expanding the historical loss period from a rolling 8 quarters to 16 quarters. Management believes the longer historical loss period better reflects the current and expected loss behavior of the loan portfolio within the current credit cycle. The transition to a rolling 16 quarter loss period will be complete in the first quarter of 2017. As of December 31, 2016, this change in the historical loss period resulted in an increase to the allowance for loan losses of $804,000. The loss history period used at December 31, 2015 and 2014 was based on the loss rate from the eight quarters ended September 30, 2015 and 2014, respectively.

Effective with the quarter ended June 30, 2015, the calculation of the amount needed in the Allowance for Loan Losses changed. Management determined that the segmentation method for the ASC 450-20 portion of the loan portfolio should be changed to bank call report categories. Prior to this change, the ASC 450-20 segmentation categorized loans by various non-owner occupied commercial real estate loan types and risk grades for the remainder of the ASC 450-20 portion of the portfolio. On the date of change, June 30, 2015, the change in methodology resulted in an increase to the calculated allowance for loan loss reserve of $1,621,424.

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

	2016		2015		2014		2013		2012
	Reserve	%*	Reserve	%*	Reserve	%*	Reserve	%*	Reserve	%*

Commercial and Agricultural
Commercial	$456	6%	$855	6%	$497	7%	1,017	6%	981	7%
Agricultural	168	2%	203	3%	304	2%	294	2%	296	1%

Real Estate
Commercial Construction	323	4%	691	5%	1,223	7%	1,782	7%	1,890	7%
Residential Construction	13	2%	20	1%	138	1%	138	1%	138	1%
Commercial	5,751	46%	3,851	46%	3,665	45%	4,380	46%	5,163	45%
Residential	1,396	26%	1,990	26%	2,425	27%	3,278	27%	3,406	27%
Farmland	722	9%	912	8%	104	7%	312	6%	291	7%

Consumer and Other
Consumer	80	3%	63	3%	67	3%	243	3%	228	4%
Other	14	2%	19	2%	379	1%	362	2%	344	1%
	$8,923	100%	$8,604	100%	$8,802	100%	$11,806	100%	$12,737	100%

*	Percentage represents the loan balance in each category expressed as a percentage of total end of period loans.

Part II (Continued)

Item 7 (Continued)

The following table presents an analysis of the Company’s loan loss experience for the periods indicated.

	2016	2015	2014	2013	2012

Allowance for Loan Losses at Beginning of Year	$8,604	$8,802	$11,806	$12,737	$15,650

Charge-Offs
Commercial	305	455	625	121	653
Agricultural	19	5	-	34	3
Commercial Construction	25	98	1,543	2,071	4,106
Residential Construction	-	-	-	-	-
Commercial	992	275	1,327	2,873	4,326
Residential	362	930	1,034	706	961
Farmland	120	40	233	21	225
Consumer	265	255	342	398	169
Other	-	25	-	4	11

	2,088	2,083	5,104	6,228	10,454

Recoveries
Commercial	67	52	76	56	140
Agricultural	4	3	3	6	-
Commercial Construction	814	486	485	253	209
Residential Construction	-	-	-	-	-
Commercial	206	270	90	298	233
Residential	50	110	31	65	47
Farmland	145	20	20	22	5
Consumer	53	62	72	94	82
Other	6	16	15	18	40

	1,345	1,019	792	812	756

Net Charge-Offs	743	1,064	4,312	5,416	9,698

Provision for Loans Losses	1,062	866	1,308	4,485	6,785

Allowance for Loan Losses at End of Year	$8,923	$8,604	$8,802	$11,806	$12,737

Ratio of Net Charge-Offs to Average Loans	0.10%	0.14%	0.58%	0.73%	1.34%

The allowance for loan losses increased from $8.60 million, or 1.13 percent of total loans at December 31, 2015 to $8.92 million, or 1.18 percent at December 31, 2016. The provision for loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. Significant changes in the allowance during 2016 was the reduction in the net charge-offs in 2016 to $743 thousand from $1.06 million in 2015, or a reduction of $321 thousand. Significant changes in the allowance during 2015 was the reduction in the net charge-offs in 2015 to $1.06 million from $4.31 million in 2014. The Company believes that collection efforts have reduced impaired loans and the reduction in net charge-offs runs parallel with the improvement in the substandard assets. As we begin to see stabilization in the economy and the housing and real estate market, we expect continued improvement in our substandard assets, including net charge-offs. There were no charge-offs or recoveries related to foreign loans during any of the periods presented.

Part II (Continued)

Item 7 (Continued)

Investment Portfolio

The following table presents carrying values of investment securities held by the Company as of December 31, 2016, 2015 and 2014.

	2016	2015	2014

State, County and Municipal	$4,561	$5,099	$3,560
Mortgage-Backed Securities	319,097	291,050	271,064
Total Investment Securities and Mortgage-Backed Securities	$323,658	$296,149	$274,624

The following table represents expected maturities and weighted-average yields of investment securities held by the Company as of December 31, 2016. (Mortgage-backed securities are based on the average life at the projected speed, while State and Political Subdivisions reflect anticipated calls being exercised.)

			After 1 Year But		After 5 Years But
	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Mortgage-Backed Securities	$32,166	1.54%	$191,290	1.57%	$73,706	2.40%	$21,935	2.33%
Obligations of State and Political Subdivisions	363	3.72	2,570	2.15	1,391	2.94	237	4.03

Total Investment Portfolio	$32,529	1.56%	$193,860	1.58%	$75,097	2.41%	$22,172	2.35%

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

At December 31, 2016, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10 percent of the Company’s stockholders’ equity.

The average yield of the securities portfolio was 1.79 percent in 2016 compared to 1.57 percent in 2015 and 1.71 percent in 2014. The increase in the average yield from 2015 to 2016 was primarily attributed to the adjustment in amortization resulting from the deceleration of prepayment speeds. The decrease in the average yield from 2014 to 2015 was primarily attributed to the adjustment in amortization resulting from the acceleration of prepayment speeds.

Part II (Continued)

Item 7 (Continued)

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the years 2016, 2015 and 2014.

	2016		2015		2014
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-Bearing Demand Deposits	$140,338		$128,541		$118,452
Interest-Bearing Demand and Savings	469,740	0.36%	430,731	0.35%	394,615	0.35%
Time Deposits	383,628	0.80%	417,080	0.81%	445,993	0.83%

Total Deposits	$993,706	0.48%	$976,352	0.50%	$959,060	0.53%

The following table presents the maturities of the Company’s time deposits as of December 31, 2016.

	Time	Time
	Deposits	Deposits
	$100,000	Less Than
	or Greater	$100,000	Total

Months to Maturity
3 or Less	$31,113	$43,150	$74,263
Over 3 through 6	30,844	33,443	64,287
Over 6 through 12	61,656	56,680	118,336
Over 12 Months	59,998	50,344	110,342

	$183,611	$183,617	$367,228

Average deposits increased $17.35 million in 2016 compared to 2015 and increased $17.29 million in 2015 compared to 2014. The increase in 2016 included $39.01 million, or 9.06 percent in interest-bearing demand and savings deposits while, at the same time noninterest bearing deposits increased $11.80 million, or 9.18 percent and time deposits decreased $33.45 million, or 8.02 percent. The increase in 2015 included $36.12 million, or 9.15 percent in interest-bearing demand and savings deposits while, at the same time noninterest bearing deposits increased $10.09 million, or 8.52 percent and time deposits decreased $28.91 million, or 6.48 percent. Accordingly, the ratio of average noninterest-bearing deposits to total average deposits was 14.12 percent in 2016, 13.17 percent in 2015 and 12.35 percent in 2014. The general decrease in market rates in 2016 had the effect of (i) decreasing the average cost of interest-bearing deposits by 2 basis points in 2016 compared to 2015 and (ii) mitigating a portion of the impact of decreasing yields on interest-earning assets in the Company’s net interest income in 2016. The general decrease in market rates in 2015 had the effect of (i) decreasing the average cost of interest-bearing deposits by 3 basis points in 2015 compared to 2014 and (ii) mitigating a portion of the impact of decreasing yields on interest-earning assets in the Company’s net interest income in 2015.

Part II (Continued)

Item 7 (Continued)

Total average interest-bearing deposits increased $5.56 million, or 0.66 percent in 2016 compared to 2015 and increased $7.20 million, or 0.86 percent in 2015 compared to 2014. This increase was primarily attributable to the increase in interest-bearing demand and savings accounts in 2016 and in 2015 as well.

The Company supplements deposit sources with brokered deposits. As of December 31, 2016, the Company had $49.30 million, or 4.72 percent of total deposits, in brokered certificates of deposit attracted by external third parties. Additional information is provided in the Notes to Consolidated Financial Statements for Deposits.

Off-Balance-Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of December 31, 2016. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements. The off-balance-sheet arrangements for loan commitments consist of approximately $10 million in 1-4 residential home equity and construction loans, $4 million in commercial real estate construction loans, $19 million in commercial/industrial loans and $38 million in the overdraft privilege program.

	Payments Due by Period

	1 Year or Less	More than 1 Year but Less Than 3 Years	3 Years or More but Less Than 5 Years	5 Years or More	Total
Contractual Obligations:
Subordinated Debentures	$-	$-	$-	$24,229	$24,229
Federal Home Loan Bank Advances	-	7,500	2,500	36,000	46,000
Operating Leases	40	-	-	-	40
Deposits with Stated Maturity Dates	256,886	85,794	15,859	8,689	367,228

	$256,926	93,294	18,359	68,918	$437,497

Other Commitments:
Loan Commitments	71,359	-	-	-	71,359
Standby Letters of Credit	1,551	-	-	-	1,551

	72,910	-	-	-	72,910
Total Contractual Obligations and Other Commitments	$329,836	$93,294	$18,359	$68,918	$510,407

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

Part II (Continued)

Item 7 (Continued)

Loan Commitments. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses. Loan commitments outstanding at December 31, 2016 are included in the preceding table.

Standby Letters of Credit. Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. The Company’s policies generally require that standby letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit outstanding at December 31, 2016 are included in the preceding table.

Capital and Liquidity

At December 31, 2016, shareholders’ equity totaled $93.39 million compared to $95.46 million at December 31, 2015. In addition to net income of $8.67 million, other significant changes in shareholders’ equity during 2016 included $1.49 million of dividends declared on preferred stock and $8.66 million redemption of preferred stock. The accumulated other comprehensive loss component of stockholders’ equity totaled $(5.02) million at December 31, 2016 compared to $(4.43) million at December 31, 2015. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale. Under regulatory requirements, the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. Tier 1 capital consists of common stock and qualifying preferred stockholders’ equity less goodwill and disallowed deferred tax assets. Tier 2 capital consists of certain convertible, subordinated and other qualifying debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets. The Company has no Tier 2 capital other than the allowance for loan losses.

Using the capital requirements presently in effect, the Tier 1 ratio as of December 31, 2016 was 15.50 percent and total Tier 1 and 2 risk-based capital was 16.64 percent. Both of these measures compare favorably with the regulatory minimum of 6 percent for Tier 1 and 8 percent for total risk-based capital. The Company’s common equity Tier 1 ratio as of December 31, 2016 was 11.32, which exceeds the regulatory minimum of 4.50 percent. The Company’s Tier 1 leverage ratio as of December 31, 2016 was 10.29 percent, which exceeds the required ratio standard of 4 percent.

For 2016, average capital was $100.11 million, representing 8.60 percent of average assets for the year. This compares to 8.87 percent for 2015.

For 2016, the Company did not have any material commitments for capital expenditures.

Part II (Continued)

Item 7 (Continued)

The Company did not pay any common stock dividends in 2016 or 2015. The Company suspended common stock dividend payments beginning in the third quarter of 2009 for capital retention purposes.

The Company declared dividends of $1,493 and $2,375 on preferred stock during 2016 and 2015, respectively. On November 17, 2014 the Company reinstated dividend payments after being on deferral since February 12, 2012, on the Preferred Stock and paid $5.5 million of accumulated dividends in arrears to the holders of the Preferred Stock. Additional information is provided in the Notes to the Consolidated Financial Statements for Preferred Stock.

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

The investment portfolio provides a ready means to raise cash if liquidity needs arise. As of December 31, 2016, the available for sale bond portfolio totaled $323.7 million. At December 31, 2015, the available for sale bond portfolio totaled $296.2 million. Only marketable investment grade bonds are purchased. Although most of the Banks’ bond portfolios are encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it primarily determines the Company’s liquidity posture. Colony had ratios of loans to deposits of 72.2 percent as of December 31, 2016 and 75.0 percent as of December 31, 2015. Management employs alternative funding sources when deposit balances will not meet loan demands. The ratios of loans to all funding sources (excluding Subordinated Debentures) at December 31, 2016 and December 31, 2015 were 69.2 percent and 72.1 percent, respectively. Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources. The stability of the Banks’ core deposit base is an important factor in Colony’s liquidity position. A heavy percentage of the deposit base is comprised of accounts of individuals and small businesses with comprehensive banking relationships and limited volatility. At December 31, 2016 and December 31, 2015, the Bank had $184 million and $203 million, respectively, in certificates of deposit of $100,000 or more. These larger deposits represented 17.6 percent and 20.1 percent of respective total deposits. Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed. Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

Part II (Continued)

Item 7 (Continued)

The Company supplemented deposit sources with brokered deposits. As of December 31, 2016, the Company had $49.3 million or 4.7 percent of total deposits in CDARS. Additional information is provided in the Notes to the Consolidated Financial Statements regarding these brokered deposits. Additionally, the Company uses external deposit listing services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed. The deposits obtained from listing services are often referred to as wholesale or Internet CDs. As of December 31, 2016, the Company had $15.6 million, or 1.5 percent of total deposits, in internet certificates of deposit obtained through deposit listing services.

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

Part II (Continued)

Item 7 (Continued)

Market Risk and Interest Rate Sensitivity

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

Market risk reflects the risk of economic loss resulting from adverse changes in market prices and interest rates. This risk of loss can be reflected in either reduced current market values or reduced current and potential net income. Colony’s most significant market risk is interest rate risk. This risk arises primarily from Colony’s extension of loans and acceptance of deposits.

Managing interest rate risk is a primary goal of the asset liability management function. Colony attempts to achieve stability in net interest income while limiting volatility arising from changes in interest rates. Colony seeks to achieve this goal by balancing the maturity and repricing characteristics of assets and liabilities. Colony manages its exposure to fluctuations in interest rates through policies established by ALCO and approved by the Board of Directors. ALCO meets at least quarterly and has responsibility for developing asset liability management policies, reviewing the interest rate sensitivity of Colony, and developing and implementing strategies to improve balance sheet structure and interest rate risk positioning.

Part II (Continued)

Item 7 (Continued)

Colony measures the sensitivity of net interest income to changes in market interest rates through the utilization of Asset/Liability simulation modeling. On at least a quarterly basis, the following twenty-four month time period is simulated to determine a baseline net interest income forecast and the sensitivity of this forecast to changes in interest rates. These simulations include all of Colony’s earning assets and liabilities. Forecasted balance sheet changes, primarily reflecting loan and deposit growth and forecasts, are included in the periods modeled. Projected rates for loans and deposits are based on management’s outlook and local market conditions.

The magnitude and velocity of rate changes among the various asset and liability groups exhibit different characteristics for each possible interest rate scenario; additionally, customer loan and deposit preferences can vary in response to changing interest rates. Simulation modeling enables Colony to capture the expected effect of these differences. Assumptions utilized in the model are updated on an ongoing basis and are reviewed and approved by the ALCO Committee of the Board of Directors.

Colony has modeled its baseline net interest income forecast assuming a flat interest rate environment with the federal funds rate at the Federal Reserve's current targeted range of 0.50% to 0.25% and the current prime rate of 3.75%. Colony has modeled the impact of a gradual increase in short-term rates of 100 and 200 basis points and a decline of 100 basis points to determine the sensitivity of net interest income for the next twelve months. As illustrated in the table below, the net interest income sensitivity model indicates that, compared with a net interest income forecast assuming stable rates, net interest income is projected to increase by 1.88% and increase by 3.35% if interest rates increased by 100 and 200 basis points, respectively. Net interest income is projected to decline by 3.67% if interest rates decreased by 100 basis points. These changes were within Colony’s policy limit of a maximum 15% negative change.

Twelve Month Net Interest Income Sensitivity

	Estimated Change in Net Interest Income As of December 31,
Change in Short-term Interest Rates (in basis points)	2016	2015
+200	3.35%	-0.32%
+100	1.88%	0.13%
Flat	-%	-%
-100	-3.67%	-1.16%

The measured interest rate sensitivity indicates an asset sensitive position over the next year, which could serve to improve net interest income in a rising interest rate environment. The actual realized change in net interest income would depend on several factors, some of which could serve to reduce or eliminate the asset sensitivity noted above. These factors include a higher than projected level of deposit customer migration to higher cost deposits, such as certificates of deposit, which would increase total interest expense and serve to reduce the realized level of asset sensitivity. Another factor which could impact the realized interest rate sensitivity in a rising rate environment is the repricing behavior of interest bearing non-maturity deposits. Assumptions for repricing are expressed as a beta relative to the change in the prime rate. For instance, a 25% beta would correspond to a deposit rate that would increase 0.25% for every 1% increase in the prime rate. Projected betas for interest bearing non-maturity deposit repricing are a key component of determining the Company's interest rate risk position. Should realized betas be higher than projected betas, the expected benefit from higher interest rates would be reduced.

Part II (Continued)

Item 7 (Continued)

The net interest income simulation model is the primary tool utilized to evaluate potential interest rate risks over a shorter term time horizon. Colony also evaluates potential longer term interest rate risk through modeling and evaluation of economic value of equity (EVE). This EVE modeling allows Colony to capture longer-term repricing risk and options risk embedded in the balance sheet. Simulation modeling is utilized to measure the economic value of equity and its sensitivity to immediate changes in interest rates. These simulations value only the current balance sheet and do not incorporate growth assumptions used in the net interest income simulation. The economic value of equity is the net fair value of assets and liabilities derived from the present value of future cash flows discounted at current market interest rates. From this baseline valuation, Colony evaluates changes in the value of each of these items in various interest rate scenarios to determine the net impact on the economic value of equity. Key assumptions utilized in the model, namely loan prepayments, deposit pricing betas, and non-maturity deposit durations have a significant impact on the results of the EVE simulations.

As illustrated in the table below, the economic value of equity model indicates that, compared with a valuation assuming stable rates, EVE is projected to increase by 9.59% and 16.27%, assuming an immediate and sustained increase in interest rates of 100 and 200 basis points, respectively. The primary reason for the increase in asset sensitivity from the prior year is a more aggressive assumption regarding non-maturity deposit durations. Assuming an immediate 100 basis point decline in rates, EVE is projected to decrease by 12.44%. These changes were within Colony’s policy except in the -100 basis point change, which limits the maximum negative change in EVE to 10% of the base EVE. We believe this projection outside of policy is mitigated by the unlikely reduction in interest rates due to the current rate environment.

Economic Value of Equity Sensitivity

	Estimated Change in EVE As of December 31,
Immediate Change in Interest Rates (in basis points)	2016	2015
+200	16.27%	13.43%
+100	9.59%	8.62%
-100	-12.44%	-7.74%

Colony is also subject to market risk in certain of its fee income business lines. Financial management services revenues, which include trust, brokerage, and asset management fees, can be affected by risk in the securities markets, primarily the equity securities market. A significant portion of the fees in this unit are determined based upon a percentage of asset values. Weaker securities markets and lower equity values have an adverse impact on the fees generated by these operations. Trading account assets, maintained to facilitate brokerage customer activity, are also subject to market risk. This risk is not considered significant, as trading activities are limited and subject to risk policy limits. Mortgage banking income is also subject to market risk. Mortgage loan originations are sensitive to levels of mortgage interest rates and therefore, mortgage banking income could be negatively impacted during a period of rising interest rates. The extension of commitments to customers to fund mortgage loans also subjects Colony to market risk. This risk is primarily created by the time period between making the commitment and closing and delivering the loan. Colony seeks to minimize this exposure by utilizing various risk management tools, the primary of which are forward sales commitments and best efforts commitments.

Part II (Continued)

Item 7 (Continued)

The following table is an analysis of the Company’s interest rate-sensitivity position at December 31, 2016. The interest-bearing rate-sensitivity gap, which is the difference between interest-earning assets and interest-bearing liabilities by repricing period, is based upon maturity or first repricing opportunity, along with a cumulative interest rate-sensitivity gap. It is important to note that the table indicates a position at a specific point in time and may not be reflective of positions at other times during the year or in subsequent periods. Major changes in the gap position can be, and are, made promptly as market outlooks change.

	Assets and Liabilities Repricing Within
	3 Months	4 to 12		1 to 5	Over 5
	or Less	Months	1 Year	Years	Years	Total

INTEREST-EARNING ASSETS:
Interest-Bearing Deposits	$46,345	$-	$46,345	$-	$-	$46,345
Investment Securities	3,298	4,494	7,792	198,173	117,693	323,658
Loans, Net of Unearned Income	133,589	131,037	264,626	437,399	51,897	753,922
Other Interest- Earning Assets	3,010	-	3,010	-	-	3,010

Total Interest-Earning Assets	186,242	135,531	$321,773	635,572	169,590	$1,126,935

INTEREST-BEARING LIABILITIES:
Interest-Bearing Demand Deposits (1)	448,004	-	448,004	-	-	448,004
Savings (1)	70,066	-	70,066	-	-	70,066
Time Deposits	74,263	182,623	256,886	101,653	8,689	367,228
Other Borrowings	-	-	-	10,000	36,000	46,000
Subordinated Debentures	24,229	-	24,229	-	-	24,229

Total Interest-Bearing Liabilities	616,562	182,623	799,185	111,653	44,689	955,527

Interest Rate-Sensitivity Gap	(430,320)	(47,092)	(477,412)	523,919	124,901	$171,408

Cumulative Interest-Sensitivity Gap	$(430,320)	$(477,412)	$(477,412)	$46,507	$171,408

Interest Rate-Sensitivity Gap as a Percentage of Interest-Earning Assets	(38.18)%	(4.18)%	(42.36)%	46.49%	11.08%

Cumulative Interest Rate-Sensitivity as a Percentage of Interest-Earning Assets	(38.18)%	(42.36)%	(42.36)%	4.13%	15.21%

(1) Interest-bearing Demand and Savings Accounts for repricing purposes are considered to reprice within 3 months or less.

Part II (Continued)

Item 7 (Continued)

The foregoing table indicates that we had a one year negative gap of $477.4 million, or 42.36 percent of total interest-earning assets at December 31, 2016. In theory, this would indicate that at December 31, 2016, $477.4 million more in liabilities than assets would reprice if there were a change in interest rates over the next 365 days. Thus, if interest rates were to decline, the gap would indicate a resulting increase in net interest margin. However, changes in the mix of interest-earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and our supporting liability can vary significantly while the timing of repricing of both the assets and our supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposits.

Gap analysis has certain limitations. Measuring the volume of repricing or maturing assets and liabilities does not always measure the full impact on the portfolio value of equity or net interest income. Gap analysis does not account for rate caps on products; dynamic changes such as increasing prepay speeds as interest rates decrease, basis risk, or the benefit of non-rate funding sources. The majority of our loan portfolio reprices quickly and completely following changes in market rates, while non-term deposit rates in general move slowly and usually incorporate only a fraction of the change in rates. Products categorized as nonrate sensitive, such as our noninterest-bearing demand deposits, in the gap analysis behave like long term fixed rate funding sources. Both of these factors tend to make our actual behavior more asset sensitive than is indicated in the gap analysis. In fact, we experience higher net interest income when rates rise, opposite what is indicated by the gap analysis. Therefore, management uses gap analysis, net interest margin analysis and market value of portfolio equity as our primary interest rate risk management tools. The Company has established its one year gap to be 80 percent to 120 percent. The most recent analysis as of December 31, 2016 indicates a one year gap of 122 percent. The analysis reflects slight net interest margin compression in both a declining and increasing interest rate environment. Given that interest rates have basically “bottomed-out” with the recent Federal Reserve action, the Company is anticipating interest rates to increase in the future though we believe that interest rates will remain flat most of 2016. The Company is focusing on areas to minimize margin compression in the future by minimizing longer term fixed rate loans, shortening on the yield curve with investments, securing longer term FHLB advances, securing certificates of deposit for longer terms and focusing on reduction of nonperforming assets.

The Company utilizes FTN Financial Asset/Liability Management Analysis for a more dynamic analysis of balance sheet structure. The Company has established policies for rate shock per basis point (bp) for earnings at risk for net interest income and for equity at risk. The following table shows the policy limits with the rate shock for earnings at risk and equity at risk as of December 31, 2016.

	Rate Shock	Policy Limit	Immediate Shock (-) decrease bp	Immediate Shock (+) increase bp
Net Interest Income –
Earnings at Risk	+/- 100 bp	+/- 10%	-3.83%	2.01%
	+/- 200 bp	+/- 15%	-9.39	3.35
	+/- 300 bp	+/- 20%	-10.90	4.75
	+/- 400 bp	+/- 25%	-12.53	4.82

Equity at Risk	+/- 100 bp	+/- 10%	-12.44	9.59
	+/- 200 bp	+/- 20%	-28.91	16.27
	+/- 300 bp	+/- 30%	-36.87	20.52
	+/- 400 bp	+/- 40%	-37.08	23.18

Part II (Continued)

Item 7 (Continued)

Return on Assets and Stockholder’s Equity

The following table presents selected financial ratios for each of the periods indicated.

	Years Ended December 31
	2016	2015	2014

Return on Average Assets(1)	0.62%	0.52%	0.43%

Return on Average Equity(1)	7.17%	5.90%	5.11%

Equity to Assets	7.72%	8.13%	8.63%

Common Stock Dividends Declared	$0.00	$0.00	$0.00

(1) Computed using net income available to common shareholders.

Part II (Continued)

Item 7A

Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is located in Item 7 under the heading Market Risk and Interest Rate Sensitivity.

Item 8

Financial Statements and Supplemental Data

The following consolidated financial statements of the Registrant and its subsidiaries are included on Exhibit 13 of this Annual Report on Form 10-K:

Consolidated Balance Sheets - December 31, 2016 and 2015

Consolidated Statements of Income - Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Comprehensive Income - Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Stockholders’ Equity - Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows - Years Ended December 31, 2016, 2015 and 2014

Notes to Consolidated Financial Statements

Part II (Continued)

Item 8 (Continued)

Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2016 and 2015:

	Three Months Ended
	December 31	September 30	June 30	March 31
2016	($ in Thousands, Except Per Share Data)
Interest Income	$11,203	$11,156	$11,141	$11,089
Interest Expense	1,634	1,600	1,616	1,633
Net Interest Income	9,569	9,556	9,525	9,456
Provision for Loan Losses	-	354	354	354
Securities Gains	-	256	127	2
Noninterest Income	2,392	2,381	2,225	2,170
Noninterest Expense	8,830	8,654	8,354	8,235
Income Before Income Taxes	3,131	3,185	3,169	3,039
Provision for Income Taxes	944	927	1,002	978
Net Income	2,187	2,258	2,167	2,061
Preferred Stock Dividends	304	378	406	405
Net Income Available to Common Stockholders	$1,883	$1,880	$1,761	$1,656

Net Income Per Common Share
Basic	$0.22	$0.22	$0.21	$0.20
Diluted	$0.22	$0.22	$0.21	$0.20

2015
Interest Income	$11,362	$11,117	$10,930	$10,866
Interest Expense	1,602	1,620	1,683	1,664
Net Interest Income	9,760	9,497	9,247	9,202
Provision for Loan Losses	125	250	129	362
Securities Gains	(23)	9	-	3
Noninterest Income	2,265	2,224	2,358	2,209
Noninterest Expense	8,783	8,335	8,320	8,286
Income Before Income Taxes	3,094	3,145	3,156	2,766
Provision for Income Taxes	989	945	971	883
Net Income	2,105	2,200	2,185	1,883
Preferred Stock Dividends	521	594	630	630
Net Income Available to Common Stockholders	$1,584	$1,606	$1,555	$1,253

Net Income Per Common Share
Basic	$0.19	$0.19	$0.18	$0.15
Diluted	$0.19	$0.19	$0.18	$0.15

Part II (Continued)

Item 9

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company did not change auditors in 2016. In addition, there was no accounting or disclosure disagreement or reportable event with the current auditors that would have required the filing of a report on Form 8-K.

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

During the year ended December 31, 2016, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Colony’s management assessed the effectiveness of Colony’s internal control over financial reporting as of December 31, 2016 based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that Colony maintained effective internal control over financial reporting as of December 31, 2016.

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

March 10, 2017

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

-filed as Exhibit 99.1 to the Registrant’s 8-K (File No.000-12436), filed with the Commission on May 29, 2015 and incorporated herein by reference.

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

-filed as Exhibit 10(a) to the Registrant’s Registration Statement on Form 10 (File No. 0-18486), filed with the Commission on Apri l25, 1990 and incorporated herein by reference.

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

13	Consolidated Financial Statements of Colony Bankcorp, Inc. as of December 31, 2016, 2015 and 2014

21	Subsidiaries of the Company

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certificate of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Retention Agreement

-filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (File No. 000-12436), filed with the Commission on October 18, 2016 and incorporated herein.

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

March 10, 2017
Date

/s/ Terry L. Hester
Terry L. Hester Executive Vice-President/Chief Financial Officer/Director

March 10, 2017
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ B. Gene Waldron	March 10, 2017
B. Gene Waldron, Director	Date

/s/ Mark H. Massee	March 10, 2017
Mark H. Massee, Director	Date

/s/ Jonathan W. R. Ross	March 10, 2017
Jonathan W. R. Ross, Director	Date

/s/ Frederick Dwozan	March 10, 2017
M. Frederick Dwozan, Director	Date

/s/ Scott Lowell Downing	March 10, 2017
Scott Lowell Downing, Director	Date