Form 10-Q
period 2017-03-31
COLONY BANKCORP INC
filed 2017-05-02
CIK 711669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017                                                                                                                   COMMISSION FILE NUMBER 0-12436

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

YES  X     NO

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, A NON-ACCELERATED FILER, SMALLER REPORTING COMPANY, OR AN EMERGING GROWTH COMPANY. SEE THE DEFINITIONS OF “LARGE ACCELERATED FILER,” “ACCELERATED FILER,” “SMALLER REPORTING COMPANY,” AND “EMERGING GROWTH COMPANY” IN RULE 12b-2 OF THE EXCHANGE ACT.

LARGE ACCELERATED FILER

ACCELERATED FILER

NON-ACCELERATED FILER                                                                            (DO NOT CHECK IF A SMALLER REPORTING COMPANY)

SMALLER REPORTING COMPANY  X

EMERGING GROWTH COMPANY

IF AN EMERGING GROWTH COMPANY, INDICATE BY CHECK MARK IF THE REGISTRANT HAS ELECTED NOT TO USE THE EXTENDED TRANSITION PERIOD FOR COMPLYING WITH ANY NEW OR REVISED FINANCIAL ACCOUNTING STANDARDS PROVIDED PURSUANT TO SECITON 13(A) OF THE EXCHANGE ACT.

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).

YES          NO X

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS	OUTSTANDING AT MAY 2, 2017
COMMON STOCK, $1 PAR VALUE	8,439,258

TABLE OF CONTENTS

		Page
PART I – Financial Information

Forward Looking Statement Disclosure		4

Item 1.	Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	43
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures	59

PART II – Other Information

Item 6.	Exhibits	60
Signatures		63

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

PART 1. FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

THE FOLLOWING FINANCIAL STATEMENTS ARE PROVIDED FOR COLONY BANKCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY BANK, COLONY BANK

A.	CONSOLIDATED BALANCE SHEETS – MARCH 31, 2017 (UNAUDITED) AND DECEMBER 31, 2016 (AUDITED).

B.	CONSOLIDATED STATEMENTS OF INCOME – FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 (UNAUDITED).

C.	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 (UNAUDITED).

D.	CONSOLIDATED STATEMENTS OF CASH FLOWS – FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 (UNAUDITED).

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING SOLELY OF NORMAL RECURRING ADJUSTMENTS) NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2017 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

PART I (Continued)

Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2017 AND DECEMBER 31, 2016

(DOLLARS IN THOUSANDS)

	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS

Cash and Cash Equivalents
Cash and Due from Banks	$22,099	$28,822

Interest-Bearing Deposits	28,563	46,345
Investment Securities
Available for Sale, at Fair Value	341,932	323,658

Federal Home Loan Bank Stock, at Cost	3,043	3,010
Loans	760,341	754,283
Allowance for Loan Losses	(8,864)	(8,923)
Unearned Interest and Fees	(421)	(361)
	751,056	744,999
Premises and Equipment	27,812	27,969
Other Real Estate (Net of Allowance of $1,861 and $1,878 as of March 31, 2017 and December 31, 2016, Respectively)	5,899	6,439
Other Intangible Assets	72	81
Other Assets	28,289	29,119
Total Assets	$1,208,765	$1,210,442

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest-Bearing	$158,587	$159,059
Interest-Bearing	885,644	885,298
	1,044,231	1,044,357
Borrowed Money
Subordinated Debentures	24,229	24,229
Other Borrowed Money	51,008	46,000
	75,237	70,229

Other Liabilities	3,436	2,468

Stockholders' Equity
Preferred Stock, Stated Value $1,000 a Share; Authorized 10,000,000 Shares, Issued Shares of 0 and 9,360 as of March 31, 2017 and December 31, 2016, Respectively	-	9,360
Common Stock, Par Value $1 a Share; Authorized 20,000,000 Shares, Issued 8,439,258 Shares as of March 31, 2017 and December 31, 2016	8,439	8,439
Paid-In Capital	29,145	29,145
Retained Earnings	53,161	51,466
Accumulated Other Comprehensive (Loss), Net of Tax Benefits	(4,884)	(5,022)
	85,861	93,388
Total Liabilities and Stockholders' Equity	$1,208,765	$1,210,442

The accompanying notes are an integral part of these statements.

PART I (Continued)

Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended
	March 31, 2017	March 31, 2016
Interest Income
Loans, Including Fees	$9,397	$9,632
Deposits with Other Banks	80	38
Investment Securities
U.S. Government Agencies	1,563	1,353
State, County and Municipal	30	34
Corporate Debt	15	-
Dividends on Other Investments	36	32
	11,121	11,089
Interest Expense
Deposits	1,191	1,204
Borrowed Money	468	429
	1,659	1,633

Net Interest Income	9,462	9,456
Provision for Loan Losses	335	354
Net Interest Income After Provision for Loan Losses	9,127	9,102

Noninterest Income
Service Charges on Deposits	1,055	1,002
Other Service Charges, Commissions and Fees	787	704
Mortgage Fee Income	186	100
Securities Gains (Losses)	-	2
Other	372	364
	2,400	2,172
Noninterest Expenses
Salaries and Employee Benefits	4,785	4,474
Occupancy and Equipment	960	964
Other	2,663	2,797
	8,408	8,235

Income Before Income Taxes	3,119	3,039
Income Taxes	1,002	978
Net Income	2,117	2,061
Preferred Stock Dividends	211	405
Net Income Available to Common Stockholders	$1,906	$1,656
Net Income Per Share of Common Stock
Basic	$0.23	$0.20
Diluted	$0.22	$0.20
Cash Dividends Paid Per Share of Common Stock	$0.025	$-
Weighted Average Basic Shares Outstanding	8,439,258	8,439,258
Weighted Average Diluted Shares Outstanding	8,634,468	8,483,727

The accompanying notes are an integral part of these statements.

PART I (Continued)

Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended
	March 31, 2017	March 31, 2016

Net Income	$2,117	$2,061

Other Comprehensive Income:

Gains (Losses) on Securities Arising During the Year	209	5,197
Tax Effect	(71)	(1,767)
Realized Gains on Sale of AFS Securities	-	2
Tax Effect	-	(1)

Change in Unrealized Gains (Losses) on Securities Available for Sale, Net of Reclassification Adjustment and Tax Effects	138	3,431

Comprehensive Income	$2,255	$5,492

The accompanying notes are an integral part of these statements.

PART I (Continued)

Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended
	March 31, 2017	March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,117	$2,061
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	416	379
Provision for Loan Losses	335	354
Securities (Gains)	-	(2)
Amortization and Accretion	412	359
(Gain) on Sale of Other Real Estate and Repossessions	(33)	(42)
Provision for Losses on Other Real Estate	56	78
Increase in Cash Surrender Value of Life Insurance	(150)	(155)
Loss on Sale of Premises & Equipment	(4)	73
Other Prepaids, Deferrals and Accruals, Net	1,963	1,558
	5,112	4,663
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Investment Securities Available for Sale	(34,618)	(30,834)
Proceeds from Maturities, Calls, and Paydowns of Investment Securities:
Available for Sale	16,152	11,206
Proceeds from Sale of Investment Securities
Available for Sale	-	11,800
Interest-Bearing Deposits in Other Banks	17,782	5,773
Net Loans to Customers	(6,611)	2,749
Purchase of Premises and Equipment	(265)	(1,031)
Proceeds from Sale of Other Real Estate and Repossessions	753	1,413
Federal Home Loan Bank Stock	(33)	(24)
Proceeds from Sale of Premises and Equipment	10	14
	(6,830)	1,066
CASH FLOWS FROM FINANCING ACTIVITIES
Noninterest-Bearing Customer Deposits	(472)	1,465
Interest-Bearing Customer Deposits	346	(12,976)
Dividends Paid for Preferred Stock	(316)	(405)
Dividends Paid for Common Stock	(211)	-
Redemption of Preferred Stock	(9,360)	-
Payments on Federal Home Loan Bank Advances	-	(3,000)
Proceeds from Federal Home Loan Bank Advances	-	3,000
Proceeds from Other Borrowed Money	5,008	-
	(5,005)	(11,916)

Net Decrease in Cash and Cash Equivalents	(6,723)	(6,187)
Cash and Cash Equivalents at Beginning of Period	28,822	22,257
Cash and Cash Equivalents at End of Period	$22,099	$16,070

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

The consolidated financial statements in this report are unaudited, except for the December 31, 2016 consolidated balance sheet. All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements, have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results which may be expected for the entire year.

Nature of Operations

The Bank provides a full range of retail and commercial banking services for consumers and small- to medium-size businesses located primarily in central, south and coastal Georgia. The Bank is headquartered in Fitzgerald, Georgia with banking offices in Albany, Ashburn, Broxton, Centerville, Columbus, Cordele, Douglas, Eastman, Fitzgerald, Leesburg, Moultrie, Quitman, Rochelle, Savannah, Soperton, Sylvester, Statesboro, Thomaston, Tifton, Valdosta and Warner Robins. Lending and investing activities are funded primarily by deposits gathered through its retail banking office network.

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

Reclassifications

In certain instances, amounts reported in prior years’ consolidated financial statements have been reclassified to conform to statement presentations selected for 2017. Such reclassifications have not affected previously reported stockholders’ equity or net income.

Concentrations of Credit Risk

Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions. The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk. At March 31, 2017, approximately 87 percent of the Company’s loan portfolio was concentrated in loans secured by real estate. A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector. Collateral real estate values that secure land development, construction and speculative real estate loans in the Company’s larger Metropolitan Statistical Area (MSA) markets have resulted in high loan loss provisions in recent years. In addition, a large portion of the Company’s foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions. Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.

PART I (Continued)

Item 1 (Continued)

(1) Summary of Significant Accounting Policies (Continued)

Concentrations of Credit Risk (Continued)

The success of the Company is dependent, to a certain extent, upon the economic conditions in the geographic markets it serves. Adverse changes in the economic conditions in these geographic markets would likely have a material adverse effect on the Company’s results of operations and financial condition. The operating results of the Company depend primarily on its net interest income. Accordingly, operations are subject to risks and uncertainties surrounding the exposure to changes in the interest rate environment.

At times, the Company may have cash and cash equivalents at financial institutions in excess of federal deposit insurance limits. The Company places its cash and cash equivalents with high credit quality financial institutions whose credit ratings are monitored by management to minimize credit risk.

Investment Securities

The Company classifies its investment securities as trading, available for sale or held to maturity. Securities that are held principally for resale in the near term are classified as trading. Trading securities are carried at fair value, with realized and unrealized gains and losses included in noninterest income. Currently, no securities are classified as trading. Securities acquired with both the intent and ability to be held to maturity are classified as held to maturity and reported at amortized cost. All securities not classified as trading or held to maturity are considered available for sale. Securities available for sale are reported at estimated fair value. Unrealized gains and losses on securities available for sale are excluded from earnings and are reported, net of deferred taxes, in accumulated other comprehensive income (loss), a component of stockholders’ equity. Gains and losses from sales of securities available for sale are computed using the specific identification method. Securities available for sale includes securities which may be sold to meet liquidity needs arising from unanticipated deposit and loan fluctuations, changes in regulatory capital requirements, or unforeseen changes in market conditions.

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

Bank-Owned Life Insurance

The Company has purchased life insurance on the lives of certain key members of management and directors. The life insurance policies are recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or amounts due that are probable at settlement, if applicable. Increases in the cash surrender value are recorded as other income in the consolidated statements of income. The cash surrender value of the insurance contracts is recorded in other assets on the consolidated balance sheets in the amount of $15,569 and $15,419 as of March 31, 2017 and December 31, 2016, respectively.

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

ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU  2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale.  ASU 2016-01 will be effective for the Company on January 1, 2018. The Company is currently evaluating the impact of the pending adoption of ASU 2016-01 on the consolidated financial statements.

ASU 2016-02, Leases (Topic 842). This ASU requires lessees to put most leases on their balance sheets but recognize expenses in the income statement in a manner similar to current accounting treatment. This ASU changes the guidance on sale-leaseback transactions, initial direct costs and lease execution costs, and, for lessors, modifies the classification criteria and the accounting for sales-type and direct financing leases. For public business entities, this ASU is effective for annual periods beginning after December 15, 2018, and interim periods therein. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company is evaluating the impact of this ASU on its financial statements and disclosures.

PART I (Continued)

Item 1 (Continued)

(1) Summary of Significant Accounting Policies (Continued)

Changes in Accounting Principles and Effects of New Accounting Pronouncements (Continued)

ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). This ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supported forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this ASU on its consolidated financial statements.

ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance related to certain cash flow issues in order to reduce the current and potential future diversity in practice. ASU 2016-15 will be effective for us on January 1, 2018 and is not expected to have a significant impact on our financial statements.

ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities. This ASU shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Today, entities generally amortize the premium over the contractual life of the security. The new guidance does not change the accounting for purchased callable debt securities held at a discount; the discount continues to be amortized to maturity. ASU No. 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is currently evaluating the provisions of ASU No. 2017-08 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements.

(2) Investment Securities

Investment securities as of March 31, 2017 and December 31, 2016 are summarized as follows:

March 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U. S. Government Agencies
Mortgage-Backed	$342,828	$109	$(7,486)	$335,451
State, County & Municipal	4,444	35	(23)	4,456
Corporate Bonds	2,060	-	(35)	2,025
	$349,332	$144	$(7,544)	$341,932

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U. S. Government Agencies
Mortgage-Backed	$326,694	$76	$(7,673)	$319,097
State, County & Municipal	4,573	18	(30)	4,561
	$331,267	$94	$(7,703)	$323,658

PART I (Continued)

Item 1 (Continued)

(2) Investment Securities (Continued)

The amortized cost and fair value of investment securities as of March 31, 2017, by contractual maturity, are shown hereafter. Expected maturities may differ from contractual maturities for certain investments because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This is often the case with mortgage-backed securities, which are disclosed separately in the table below.

	Securities
	Available for Sale
	Amortized Cost	Fair Value

Due In One Year or Less	$667	$672
Due After One Year Through Five Years	4,449	4,421
Due After Five Years Through Ten Years	694	712
Due After Ten Years	694	676
	$6,504	$6,481

Mortgage-Backed Securities	342,828	335,451
	$349,332	$341,932

The Bank did not sell any investments during the first three months of 2017. Therefore the Bank did not have any proceeds, gains or losses during the first three months of 2017. Proceeds from the sale of investments available for sale totaled $11,800 for the first three months of 2016. The sale of investments available for sale during the first three months of 2016 resulted in gross realized gains of $9 and losses of $7.

Investment securities having a carrying value approximating $163,456 and $144,854 as of March 31, 2017 and December 31, 2016, respectively, were pledged to secure public deposits and for other purposes.

Information pertaining to securities with gross unrealized losses at March 31, 2017 and December 31, 2016 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

March 31, 2017
U. S. Government Agencies
Mortgage-Backed	$196,927	$(3,362)	$108,603	$(4,124)	$305,530	$(7,486)
State, County and Municipal	2,138	(23)	-	-	2,138	(23)
Corporate Bonds	2,025	(35)	-	-	2,025	(35)
	$201,090	$(3,420)	$108,603	$(4,124)	$309,693	$(7,544)

December 31. 2016
U.S. Government Agencies
Mortgage-Backed	$174,201	$(3,460)	$107,482	$(4,213)	$281,683	$(7,673)
State, County and Municipal	3,488	(30)	-	-	3,488	(30)
	$177,689	$(3,490)	$107,482	$(4,213)	$285,171	$(7,703)

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

At March 31, 2017, 117 securities have unrealized losses which have depreciated 2.38 percent from the Company’s amortized cost basis. These securities are guaranteed by either the U.S. Government, other governments or U.S. corporations. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary.

(3) Loans

The following table presents the composition of loans segregated by class of loans, as of March 31, 2017 and December 31, 2016.

	March 31, 2017	December 31, 2016
Commercial and Agricultural
Commercial	$44,925	$47,025
Agricultural	19,306	17,080

Real Estate
Commercial Construction	30,540	30,358
Residential Construction	9,367	11,830
Commercial	359,143	349,090
Residential	195,282	195,580
Farmland	64,870	66,877

Consumer and Other
Consumer	19,188	19,695
Other	17,720	16,748

Total Loans	$760,341	$754,283

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

The following table presents the loan portfolio by credit quality indicator (risk grade) as of March 31, 2017 and December 31, 2016. Those loans with a risk grade of 1, 2, 3 or 4 have been combined in the pass column for presentation purposes. For the period ending March 31, 2017, the Company did not have any loans classified as “doubtful” or a “loss”.

March 31, 2017
	Pass	Special Mention	Substandard	Total Loans
Commercial and Agricultural
Commercial	$42,145	$1,720	$1,060	$44,925
Agricultural	18,316	612	378	19,306

Real Estate
Commercial Construction	28,656	1,307	577	30,540
Residential Construction	9,167	-	200	9,367
Commercial	339,616	8,378	11,149	359,143
Residential	182,896	1,004	11,382	195,282
Farmland	62,990	920	960	64,870

Consumer and Other
Consumer	18,609	181	398	19,188
Other	17,720	-	-	17,720

Total Loans	$720,115	$14,122	$26,104	$760,341

PART I (Continued)

Item 1 (Continued)

(3) Loans (Continued)

December 31, 2016
	Pass	Special Mention	Substandard	Total Loans
Commercial and Agricultural
Commercial	$44,250	$1,862	$913	$47,025
Agricultural	16,586	192	302	17,080

Real Estate
Commercial Construction	28,425	1,349	584	30,358
Residential Construction	11,630	-	200	11,830
Commercial	327,561	9,403	12,126	349,090
Residential	178,618	5,659	11,303	195,580
Farmland	65,075	839	963	66,877

Consumer and Other
Consumer	19,072	226	397	19,695
Other	16,748	-	-	16,748

Total Loans	$707,965	$19,530	$26,788	$754,283

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

PART I (Continued)

Item 1 (Continued)

(3) Loans (Continued)

The following table represents an age analysis of past due loans and nonaccrual loans, segregated by class of loans, as of March 31, 2017 and December 31, 2016:

March 31, 2017
	Accruing Loans
		90 Days
	30-89 Days	or More	Total Accruing	Nonaccrual
	Past Due	Past Due	Loans Past Due	Loans	Current Loans	Total Loans
Commercial and Agricultural
Commercial	$870	$-	$870	$673	$43,382	$44,925
Agricultural	184	-	184	206	18,916	19,306

Real Estate
Commercial Construction	225	-	225	184	30,131	30,540
Residential Construction	-	-	-	-	9,367	9,367
Commercial	1,423	-	1,423	5,749	351,971	359,143
Residential	1,762	-	1,762	3,434	190,086	195,282
Farmland	92	-	92	800	63,978	64,870

Consumer and Other
Consumer	144	-	144	203	18,841	19,188
Other	2	-	2	-	17,718	17,720

Total Loans	$4,702	$-	$4,702	$11,249	$744,390	$760,341

December 31, 2016
	Accruing Loans
		90 Days
	30-89 Days	or More	Total Accruing	Nonaccrual
	Past Due	Past Due	Loans Past Due	Loans	Current Loans	Total Loans
Commercial and Agricultural
Commercial	$420	$-	$420	$635	$45,970	$47,025
Agricultural	33	-	33	209	16,838	17,080

Real Estate
Commercial Construction	54	-	54	190	30,114	30,358
Residential Construction	-	-	-	-	11,830	11,830
Commercial	492	-	492	6,360	342,238	349,090
Residential	3,179	-	3,179	3,944	188,457	195,580
Farmland	95	-	95	800	65,982	66,877

Consumer and Other
Consumer	196	-	196	212	19,287	19,695
Other	-	-	-	-	16,748	16,748

Total Loans	$4,469	$-	$4,469	$12,350	$737,464	$754,283

PART I (Continued)

Item 1 (Continued)

(3) Loans (Continued)

The following table details impaired loan data as of March 31, 2017:

March 31, 2017
	Unpaid
	Contractual			Average	Interest	Interest
	Principal	Impaired	Related	Recorded	Income	Income
	Balance	Balance	Allowance	Investment	Recognized	Collected

With No Related Allowance Recorded
Commercial	$876	$673	$-	$654	$8	$8
Agricultural	226	206	-	207	12	12
Commercial Construction	184	184	-	187	1	1
Commercial Real Estate	15,980	15,899	-	15,088	166	164
Residential Real Estate	5,010	4,709	-	4,331	56	58
Farmland	921	800	-	800	1	1
Consumer	203	203	-	207	2	2
Other	-	-	-	-	-	-

	23,400	22,674	-	21,474	246	246

With An Allowance Recorded
Commercial	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Commercial Construction	72	72	21	72	1	1
Commercial Real Estate	5,300	4,506	3,051	6,487	17	17
Residential Real Estate	764	757	340	1,112	1	1
Farmland	378	378	27	379	5	5
Consumer	-	-	-	-	-	-
Other	-	-	-	-	-	-

	6,514	5,713	3,439	8,050	24	24

Total
Commercial	876	673	-	654	8	8
Agricultural	226	206	-	207	12	12
Commercial Construction	256	256	21	259	2	2
Commercial Real Estate	21,280	20,405	3,051	21,575	183	181
Residential Real Estate	5,774	5,466	340	5,443	57	59
Farmland	1,299	1,178	27	1,179	6	6
Consumer	203	203	-	207	2	2
Other	-	-	-	-	-	-

	$29,914	$28,387	$3,439	$29,524	$270	$270

PART I (Continued)

Item 1 (Continued)

(3) Loans (Continued)

The following table details impaired loan data as of December 31, 2016:

December 31, 2016
	Unpaid
	Contractual			Average	Interest	Interest
	Principal	Impaired	Related	Recorded	Income	Income
	Balance	Balance	Allowance	Investment	Recognized	Collected

With No Related Allowance Recorded
Commercial	$635	$635	$-	$539	$24	$27
Agricultural	229	209	-	210	9	12
Commercial Construction	191	191	-	698	7	7
Commercial Real Estate	14,358	14,276	-	14,275	567	560
Residential Real Estate	4,261	3,952	-	4,553	73	191
Farmland	921	799	-	1,016	22	26
Consumer	212	212	-	213	10	12

	20,807	20,274	-	21,504	712	835

With An Allowance Recorded
Commercial	-	-	-	30	-	-
Agricultural	-	-	-	-	-	-
Commercial Construction	72	72	21	74	1	2
Commercial Real Estate	8,557	8,467	3,022	8,340	239	236
Residential Real Estate	1,476	1,468	363	1,043	28	32
Farmland	380	380	29	384	21	21
Consumer	-	-	-	-	-	-

	10,485	10,387	3,435	9,871	289	291

Total
Commercial	635	635	-	569	24	27
Agricultural	229	209	-	210	9	12
Commercial Construction	263	263	21	772	8	9
Commercial Real Estate	22,915	22,743	3,022	22,615	806	796
Residential Real Estate	5,737	5,420	363	5,596	101	223
Farmland	1,301	1,179	29	1,400	43	47
Consumer	212	212	-	213	10	12

	$31,292	$30,661	$3,435	$31,375	$1,001	$1,126

PART I (Continued)

Item 1 (Continued)

(3) Loans (Continued)

The following table details impaired loan data as of March 31, 2016:

March 31, 2016
	Unpaid
	Contractual			Average	Interest	Interest
	Principal	Impaired	Related	Recorded	Income	Income
	Balance	Balance	Allowance	Investment	Recognized	Collected

With No Related Allowance Recorded
Commercial	$502	$500	$-	$477	$2	$3
Agricultural	213	193	-	185	7	10
Commercial Construction	466	466	-	1,182	4	3
Commercial Real Estate	10,439	9,992	-	12,557	89	93
Residential Real Estate	5,209	4,288	-	4,432	52	48
Farmland	1,328	1,327	-	1,215	(4)	-
Consumer	207	195	-	187	1	4

	18,364	16,961	-	20,235	151	161

With An Allowance Recorded
Commercial	29	28	4	76	-	-
Agricultural	-	-	-	-	-	-
Commercial Construction	75	75	24	76	-	-
Commercial Real Estate	7,279	7,265	1,940	8,110	50	52
Residential Real Estate	971	964	528	1,019	1	1
Farmland	386	386	35	387	5	5
Consumer	-	-	-	-	-	-

	8,740	8,718	2,531	9,668	56	58

Total
Commercial	531	528	4	553	2	3
Agricultural	213	193	-	185	7	10
Commercial Construction	541	541	24	1,258	4	3
Commercial Real Estate	17,718	17,257	1,940	20,667	139	145
Residential Real Estate	6,180	5,252	528	5,451	53	49
Farmland	1,714	1,713	35	1,602	1	5
Consumer	207	195	-	187	1	4

	$27,104	$25,679	$2,531	$29,903	$207	$219

PART I (Continued)

Item 1 (Continued)

(3) Loans (Continued)

TDRs are troubled loans on which the original terms of the loan have been modified in favor of the borrower due to deterioration in the borrower’s financial condition. Each potential loan modification is reviewed individually and the terms of the loan are modified to meet the borrower’s specific circumstances at a point in time. Not all loan modifications are TDRs. Loan modifications are reviewed and approved by the Company’s senior lending staff, who then determine whether the loan meets the criteria for a TDR. Generally, the types of concessions granted to borrowers that are evaluated in determining whether a loan is classified as a TDR include:

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

As discussed in Note 1, Summary of Significant Accounting Policies, once a loan is identified as a TDR, it is accounted for as an impaired loan. The Company had no unfunded commitments to lend to a customer that has a troubled debt restructured loan as of March 31, 2017. The following tables present the number of loan contracts restructured during the three month period ended March 31, 2017 and 2016. It shows the pre- and post-modification recorded investment as well as the number of contracts and the recorded investment for those TDRs modified during the previous twelve months which subsequently defaulted during the period. Loans modified in a troubled debt restructuring are considered to be in default once the loan becomes 90 days past due. A TDR may cease being classified as impaired if the loan is subsequently modified at market terms and, has performed according to the modified terms for at least six months, and there has not been any prior principal forgiveness on a cumulative basis.

Three Months Ended March 31, 2017
Troubled Debt Restructurings
	# of Contracts	Pre-Modification	Post-Modification

Residential Real Estate	-	$-	$-

Total Loans	-	$-	$-

	Three Months Ended March 31, 2016
Troubled Debt Restructurings
	# of Contracts	Pre-Modification	Post-Modification

Residential Real Estate	1	$91	$91

Total Loans	1	$91	$91

PART I (Continued)

Item 1 (Continued)

(3) Loans (Continued)

The company did not have any TDRs that subsequently defaulted for the three months ended March 31, 2017.

(4) Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses, segregated by class of loan, for the three month period ended March 31, 2017 and March 31, 2016. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other loan categories and periodically may result in reallocation within the provision categories.

March 31, 2017
	Beginning				Ending
	Balance	Charge-Offs	Recoveries	Provision	Balance

Commercial and Agricultural
Commercial	$456	$(4)	$79	$(128)	$403
Agricultural	168	-	1	20	189

Real Estate
Commercial Construction	323	-	162	(183)	302
Residential Construction	13	-	-	(3)	10
Commercial	5,751	(852)	247	773	5,919
Residential	1,396	(15)	15	(160)	1,236
Farmland	722	-	-	(13)	709

Consumer and Other
Consumer	80	(46)	19	28	81
Other	14	-	-	1	15

	$8,923	$(917)	$523	$335	$8,864

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

During the first quarter of 2016 Company management implemented a change to its allowance for loan loss methodology by expanding the historical loss period from a rolling 8 quarters to 16 quarters.  Management believes the longer historical loss period better reflects the current and expected loss behavior of the loan portfolio within the current credit cycle.  The transition to a rolling 16 quarter loss period was completed in the first quarter of 2017.  As of March 31, 2017, this change in the historical loss period resulted in an increase to the allowance for loan losses of $575,000.

Management continually evaluates the allowance for loan losses methodology seeking to refine and enhance this process as appropriate, and it is likely that the methodology will continue to evolve over time.

The Company determines its individual reserves during its quarterly review of substandard loans. This process involves reviewing all loans with a risk grade of 6 or greater and an outstanding balance of $250,000 or more, regardless of the loans impairment classification. At March 31, 2017, there were 161 impaired loans totaling $4.3 million below the $250,000 review threshold which were not individually reviewed for impairment. Those loans were subject to the bank’s general loan loss reserve methodology and are included in the “Collectively Evaluated for Impairment” column of the following tables. Likewise, at March 31, 2016, there were 156 impaired loans totaling $3.6 million which were below the $250,000 review threshold and were subject to the bank’s general loan loss reserve methodology and are included in the “Collectively Evaluated for Impairment” column of the following tables.

Since not all loans in the substandard category are considered impaired, this quarterly review process may result in the identification of specific reserves on unimpaired loans. Management considers those loans graded substandard, but not classified as impaired, to be higher risk loans and, therefore, makes specific allocations to the allowance for those loans if warranted. The total of such loans is $10.16 million and $17.84 million as of March 31, 2017 and 2016, respectively. Specific allowance allocations were made for these loans totaling $802 thousand and $1.17 million as of March 31, 2017 and 2016, respectively. Since these loans are not considered impaired, both the loan balance and related specific allocation are included in the “Collectively Evaluated for Impairment” column of the following tables.

PART I (Continued)

Item 1 (Continued)

(4) Allowance for Loan Losses (Continued)

The following tables present breakdowns of the allowance for loan losses, segregated by impairment methodology for March 31, 2017 and 2016:

March 31, 2017
	Ending Allowance Balance			Ending Loan Balance

	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
Commercial and Agricultural
Commercial	$-	$403	$403	$-	$44,925	$44,925
Agricultural	-	189	189	5	19,301	19,306

Real Estate
Commercial Construction	21	281	302	72	30,468	30,540
Residential Construction	-	10	10	-	9,367	9,367
Commercial	3,051	2,868	5,919	19,865	339,278	359,143
Residential	340	896	1,236	3,102	192,180	195,282
Farmland	27	682	709	1,042	63,828	64,870

Consumer and Other
Consumer	-	81	81	-	19,188	19,188
Other	-	15	15	-	17,720	17,720

Total End of Period Balance	$3,439	$5,425	$8,864	$24,086	$736,255	$760,341

March 31, 2016
	Ending Allowance Balance			Ending Loan Balance

	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
Commercial and Agricultural
Commercial	$4	$550	$554	$37	$45,078	$45,115
Agricultural	-	192	192	-	18,562	18,562

Real Estate
Commercial Construction	24	786	810	389	35,581	35,970
Residential Construction	-	20	20	-	9,849	9,849
Commercial	1,940	3,306	5,246	16,918	330,454	347,372
Residential	528	1,277	1,805	3,370	192,309	195,679
Farmland	35	768	803	1,401	64,884	66,285

Consumer and Other
Consumer	-	101	101	-	19,661	19,661
Other	-	18	18	-	15,768	15,768

Total End of Period Balance	$2,531	$7,018	$9,549	$22,115	$732,146	$754,261

PART I (Continued)

Item 1 (Continued)

(5) Other Real Estate Owned

The aggregate carrying amount of Other Real Estate Owned (OREO) at March 31, 2017 and December 31, 2016 was $5,899 and $6,439, respectively. All of the Company’s other real estate owned represents properties acquired through foreclosure or deed in lieu of foreclosure. The following table details the change in OREO for the three months ended March 31, 2017 and the year ended December 31, 2016.

	Three Months Ended	Twelve Months Ended
	March 31, 2017	December 31, 2016

Balance, Beginning	$6,439	$8,839

Additions	219	5,664
Sales of OREO	(738)	(7,416)
Gains (Losses) on Sale	35	(146)
Provision for Losses	(56)	(502)

Balance, Ending	$5,899	$6,439

At March 31, 2017, the Company held $496 thousand of residential real estate property as foreclosed property compared to $431 thousand as of December 31, 2016.  Also at March 31, 2017, $307 thousand of consumer mortgage loans collateralized by residential real estate property were in the process of foreclosure according to local requirements of the applicable jurisdictions. At December 31, 2016, only $204 thousand of consumer mortgage loans collateralized by residential real estate property were in the process of foreclosure according to local requirements of the applicable jurisdictions.

(6) Deposits

The aggregate amount of overdrawn deposit accounts reclassified as loan balances totaled $430 and $414 as of March 31, 2017 and December 31, 2016.

Components of interest-bearing deposits as of March 31, 2017 and December 31, 2016 are as follows:

	Three Months Ended	Twelve Months Ended
	March 31, 2017	December 31, 2016

Interest-Bearing Demand	$450,391	$448,004
Savings	74,718	70,066
Time, $250,000 and Over	28,805	32,168
Other Time	331,730	335,060
	$885,644	$885,298

At March 31, 2017 and December 31, 2016, the Company had brokered deposits of $50,600 and $49,303, respectively. All of these brokered deposits represent Certificate of Deposits Account Registry Service (CDARS) reciprocal deposits. The CDARS deposits are ones in which customers placed core deposits into the CDARS program for FDIC insurance coverage and the Company receives reciprocal brokered deposits in a like amount. The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $250,000 was approximately $23,771 and $25,446 as of March 31, 2017 and December 31, 2016, respectively. The aggregate amount of certificates of deposit, each with a minimum deposit of $250,000 was $28,805 and $32,168 as of March 31, 2017 and December 31, 2016.

PART I (Continued)

Item 1 (Continued)

(6) Deposits (Continued)

As of March 31, 2017 and December 31, 2016, the scheduled maturities of certificates of deposits are as follows:

Maturity	March 31, 2017	December 31, 2016
One Year and Under	$254,384	$256,886
One to Three Years	84,652	85,794
Three Years and Over	21,499	24,548
	$360,535	$367,228

(7) Other Borrowed Money

Other borrowed money at March 31, 2017 and December 31, 2016 is summarized as follows:

	March 31, 2017	December 31, 2016
Federal Home Loan Bank Advances	$46,000	$46,000
Other Borrowings	5,008	-
	$51,008	$46,000

Advances from the Federal Home Loan Bank (FHLB) have maturities ranging from 2018 to 2026 and interest rates ranging from 0.98 percent to 3.51 percent. As collateral on the outstanding FHLB advances, the Company has provided a blanket lien on its portfolio of qualifying residential first mortgage loans and commercial loans. At March 31, 2017 the book value of those loans pledged is $104,341. At March 31, 2017 the Company had remaining credit availability from the FHLB of $256,167. The Company may be required to pledge additional qualifying collateral in order to utilize the full amount of the remaining credit line.

The Company borrowed $5,000 as a short term loan to be paid off within one year with an interest rate of 4.75 percent.

The aggregate stated maturities of other borrowed money at March 31, 2017 are as follows:

Year	Amount
2018	$7,508
2019	5,000
2020	2,500
After 2020	$36,000
$51,008

The Company also has available federal funds lines of credit with various financial institutions totaling $43,500, none of which were outstanding at March 31, 2017.

The Company has the ability to borrow funds from the Federal Reserve Bank (FRB) of Atlanta utilizing the discount window. The discount window is an instrument of monetary policy that allows eligible institutions to borrow money from the FRB on a short-term basis to meet temporary liquidity shortages caused by internal or external disruptions. At March 31, 2017, the Company had borrowing capacity available under this arrangement, with no outstanding balances. The Company would be required to pledge certain available-for-sale investment securities as collateral under this agreement.

(8) Preferred Stock and Warrants

The Company redeemed 9,360 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the Preferred Stock) outstanding with private investors as of March 31, 2017. The Company redeemed 8,661 shares of Preferred Stock at $1,000 per share in 2016. The Company redeemed 9,979 shares of Preferred Stock at $1,000 per share during 2015. The Company currently has no outstanding shares of Preferred Stock. The Company also had a warrant (the Warrant) to purchase up to 500,000 shares of the Company’s common stock outstanding with private investors. Both the Preferred Stock and the Warrant originated in 2009 through transactions with the United States Department of the Treasury and were subsequently sold to the public through an auction process during 2013.

The Preferred Stock qualified as Tier 1 capital and was nonvoting, other than class voting rights on certain matters that could adversely affect the Preferred Stock. The Preferred Stock could have been redeemed by the Company at the liquidation preference of $1,000 per share, plus any accrued and unpaid dividends. The Warrant could be exercised on or before January 9, 2019 at an exercise price of $8.40 per share. No voting rights could have been exercised with respect to the shares of the Warrant until the Warrant was exercised.

PART I (Continued)

Item 1 (Continued)

(9) Subordinated Debentures (Trust Preferred Securities)

			3 Month	Added	Total		5 Year
Description	Date	Amount	Libor Rate	Points	Rate	Maturity	Call Option
Colony Bankcorp Statutory Trust III	6/17/2004	$4,640	1.14817	2.68	3.82817	6/14/2034	6/17/2009
Colony Bankcorp Capital Trust I	4/13/2006	5,155	1.14678	1.50	2.64678	4/13/2036	4/13/2011
Colony Bankcorp Capital Trust II	3/12/2007	9,279	1.15222	1.65	2.80222	3/12/2037	3/12/2012
Colony Bankcorp Capital Trust III	9/14/2007	5,155	1.03900	1.40	2.43900	9/14/2037	9/14/2012

The Trust Preferred Securities are recorded as subordinated debentures on the consolidated balance sheets, but subject to certain limitations, qualify as Tier 1 Capital for regulatory capital purposes. The proceeds from the offerings were used to fund certain acquisitions, pay off holding company debt and inject capital into the bank subsidiary.

The Trust Preferred Securities pay interest quarterly.

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

At March 31, 2017 and December 31, 2016 the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	March 31, 2017	December 31, 2016

Loan Commitments	$95,025	$71,359
Letters of Credit	1,491	1,551

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

Legal Contingencies. In the ordinary course of business, there are various legal proceedings pending against the Company and the Bank. The aggregate liabilities, if any, arising from such proceedings would not, in the opinion of management, have a material adverse effect on the Company’s consolidated financial position.

PART I (Continued)

Item 1 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements

Generally accepted accounting standards in the U.S. require disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of the Company and the Bank’s financial instruments are detailed hereafter. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.

Generally accepted accounting principles related to Fair Value Measurements define fair value, establish a framework for measuring fair value, establish a three-level valuation hierarchy for disclosure of fair value measurement and enhance disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

The carrying amount, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2017 and December 31, 2016 are as follows:

	Fair Value Measurements at March 31, 2017
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3

Assets
Cash and Short-Term Investments	$50,662	$50,662	$50,662	$-	$-
Investment Securities Available for Sale	341,932	341,932	-	341,355	577
Federal Home Loan Bank Stock	3,043	3,043	3,043	-	-
Loans, Net	751,056	751,236	-	748,962	2,274
Bank-Owned Life Insurance	15,569	15,569	15,569	-	-

Liabilities
Deposits	1,044,321	1,044,542	683,696	360,846	-
Subordinated Debentures	24,229	24,229	-	24,229	-
Other Borrowed Money	51,008	51,213	-	51,213	-

	Fair Value Measurements at December 31, 2016
	Carrying	Estimated	Level	Level	Level
	Value	Fair Value	1	2	3

Assets
Cash and Short-Term Investments	$75,167	$75,167	$75,167	$-	$-
Investment Securities Available for Sale	323,658	323,658	-	323,082	576
Federal Home Loan Bank Stock	3,010	3,010	3,010	-	-
Loans, Net	744,999	745,240	-	738,288	6,952
Bank-Owned Life Insurance	15,419	15,419	15,419	-	-

Liabilities
Deposits	1,044,357	1,045,726	677,129	368,597	-
Subordinated Debentures	24,229	24,229	-	24,229	-
Other Borrowed Money	46,000	46,232	-	46,232	-

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

Assets and Liabilities Measured at Fair Value on a Recurring and Nonrecurring Basis – The following table presents the recorded amount of the Company’s assets measured at fair value on a recurring and nonrecurring basis as of March 31, 2017 and December 31, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall. The table below includes only impaired loans with a specific reserve and only other real estate properties with a valuation allowance at March 31, 2017. Those impaired loans and other real estate properties are shown net of the related specific reserves and valuation allowances.

PART I (Continued)

Item 1 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Total Fair	Identical Assets	Observable	Inputs
March 31, 2017	Value	(Level 1)	Inputs (Level 2)	(Level 3)

Recurring Securities Available for Sale
U.S. Government Agencies
Mortgage-Backed	$335,451	$-	$335,451	$-
State, County and Municipal	4,456	-	3,879	577
Corporate Bonds	2,025		2,025	-
	$341,932	$-	$341,355	$577

Nonrecurring
Impaired Loans	$2,274	$-	$-	$2,274

Other Real Estate	$2,231	$-	$-	$2,231

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Total Fair	Identical Assets	Observable	Inputs
December 31, 2016	Value	(Level 1)	Inputs (Level 2)	(Level 3)

Recurring Securities Available for Sale
U.S. Government Agencies
Mortgage-Backed	$319,097	$-	$319,097	$-
State, County and Municipal	4,561	-	3,985	576
	$323,658	$-	$323,082	$576

Nonrecurring
Impaired Loans	$6,952	$-	$-	$6,952

Other Real Estate	$2,505	$-	$-	$2,505

Liabilities

The Company did not identify any liabilities that are required to be presented at fair value.

PART I (Continued)

Item 1 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

The following table presents quantitative information about the significant unobservable inputs used in the fair value measurements for assets in level 3 of the fair value hierarchy measured on a nonrecurring basis at March 31, 2017 and December 31, 2016. This table is comprised primarily of collateral dependent impaired loans and other real estate owned:

		Valuation	Unobservable	Range
	March 31, 2017	Techniques	Inputs	Weighted Avg

Real Estate
Commercial Construction	$51	Sales Comparison	Adjustment for Differences	(5.00)%	-	99.00%
			Between the Comparable Sales		47.00%

			Management Adjustments for	0.00%	-	10.00%
			Age of Appraisals and/or Current		5.00%
			Market Conditions

Residential Real Estate	417	Sales Comparison	Adjustment for Differences	(22.00)%	-	0.00%
			Between the Comparable Sales		(11.00)%

			Management Adjustments for	0.00%	-	40.00%
			Age of Appraisals and/or Current		20.00%
			Market Conditions

Commercial Real Estate	1,455	Sales Comparison	Management Adjustments for	0.00%	-	100.00%
			Age of Appraisals and/or Current		50.00%
			Market Conditions

		Income Approach	Capitalization Rate		10.00%

Farmland	351	Sales Comparison	Adjustment for Differences	(27.00)%	-	15.00%
			Between the Comparable Sales		(6.00)%

			Management Adjustments for	10.00%	-	75.00%
			Age of Appraisals and/or Current		42.50%
			Market Conditions

Other Real Estate Owned	2,231	Sales Comparison	Adjustment for Differences	(50.80)%	-	302.00%
			Between the Comparable Sales		125.60%

			Management Adjustments for	6.25%	-	81.26%
			Age of Appraisals and/or Current		33.47%
			Market Conditions

		Income Approach	Discount Rate		12.50%

PART I (Continued)

Item 1 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

		Valuation	Unobservable	Range
	December 31, 2016	Techniques	Inputs	Weighted Avg

Real Estate
Commercial Construction	$51	Sales Comparison	Adjustment for Differences	(5.00)%	-	99.00%
			Between the Comparable Sales		47.00%

			Management Adjustments for	0.00%	-	10.00%
			Age of Appraisals and/or Current		5.00%
			Market Conditions

Residential Real Estate	1,105	Sales Comparison	Adjustment for Differences	(22.00)%	-	0.00%
			Between the Comparable Sales		(11.00)%

			Management Adjustments for	0.00%	-	40.00%
			Age of Appraisals and/or Current		20.00%
			Market Conditions

Commercial Real Estate	5,445	Sales Comparison	Adjustment for differences	(14.08)%	-	24.62%
			Between the comparable Sales		5.27%

			Management Adjustments for	0.00%	-	100.00%
			Age of Appraisals and/or Current		50.00%
			Market Conditions

		Income Approach	Capitalization Rate		10.67%

Farmland	351	Sales Comparison	Adjustment for Differences	(27.00)%	-	15.00%
			Between the Comparable Sales		(6.00)%

			Management Adjustments for	10.00%	-	75.00%
			Age of Appraisals and/or Current		42.50%
			Market Conditions

Other Real Estate Owned	2,505	Sales Comparison	Adjustment for Differences	(50.80)%	-	316.00%
			Between the Comparable Sales		132.60%

			Management Adjustment for	6.25%	-	76.92%
			Age of Appraisals and/or Current		36.31%
			Market Conditions

		Income Approach	Discount Rate		12.50%

PART I (Continued)

Item 1 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

The table below presents a reconciliation and statement of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the three months ended March 31, 2017 and the twelve months ended December 31, 2016.

	Available for Sale Securities
	March 31, 2017	December 31, 2016

Balance, Beginning	$576	$930
Transfers out of Level 3	-	-
Maturities		(330)
Loss on OTTI Impairment Included in Noninterest Income	-	-
Unrealized Gains included in Other Comprehensive Income (Loss)	1	(24)

Balance, Ending	$577	$576

The Company’s policy is to recognize transfers in and transfers out of levels 1, 2 and 3 as of the end of a reporting period. There were no transfers of securities between levels for the three months ended March 31, 2017 and the twelve months ended December 31, 2016.

The following table presents quantitative information about recurring level 3 fair value measurements as of March 31, 2017.

	Fair Value	Valuation Techniques	Unobservable Inputs	Range Weighted Avg

State, County and Municipal	$577	Discounted Cash Flow	Discount Rate	N/A*

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  As of March 31, 2017, the interim final Basel III rules (Basel III) require the Company to also maintain minimum amounts and ratios of common equity Tier 1 capital to risk-weighted assets.  These amounts and ratios as defined in regulations are presented hereafter.  Management believes, as of March 31, 2017, the Company meets all capital adequacy requirements to which it is subject under the regulatory framework for prompt corrective action.  In the opinion of management, there are no events or conditions since prior notification of capital adequacy from the regulators that have changed the institution’s category.

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

The following table summarizes regulatory capital information as of March 31, 2017 and December 31, 2016 on a consolidated basis and for the subsidiary, as defined.  Regulatory capital ratios for March 31, 2017 and December 31, 2016 were calculated in accordance with the Basel III rules.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2017

Total Capital to Risk-Weighted Assets
Consolidated	$123,052	15.39%	$63,981	8.00%	N/A	N/A
Colony Bank	125,211	15.68	63,894	8.00	$79,867	10.00%

Tier I Capital to Risk-Weighted Assets
Consolidated	114,188	14.28	47,986	6.00	N/A	N/A
Colony Bank	116,347	14.57	47,920	6.00	63,894	8.00

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	90,688	11.34	35,989	4.50	N/A	N/A
Colony Bank	116,347	14.57	35,940	4.50	51,914	6.50

Tier I Capital to Average Assets
Consolidated	114,188	9.47	48,229	4.00	N/A	N/A
Colony Bank	116,347	9.66	48,161	4.00	60,201	5.00

PART I (Continued)

Item 1 (Continued)

(12) Regulatory Capital Matters (Continued)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016

Total Capital to Risk-Weighted Assets
Consolidated	$130,785	16.64%	$62,880	8.00%	N/A	N/A
Colony Bank	127,646	16.26	62,796	8.00	$78,495	10.00%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	121,862	15.50	47,160	6.00	N/A	N/A
Colony Bank	118,723	15.12	47,097	6.00	62,796	8.00

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	89,002	11.32	35,370	4.50	N/A	N/A
Colony Bank	118,723	15.12	35,323	4.50	51,022	6.50

Tier 1 Capital to Average Assets
Consolidated	121,862	10.29	47,368	4.00	N/A	N/A
Colony Bank	118,723	10.04	47,290	4.00	59,113	5.00

PART I (Continued)

Item 1 (Continued)

(13) Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflects the potential dilution of restricted stock and common stock warrants. Net income available to common stockholders represents net income after preferred stock dividends. The following table presents earnings per share for the three month period ended March 31, 2017 and 2016.

	Three Months Ended
	March 31
	2017	2016

Numerator
Net Income Available to Common Stockholders	$1,906	$1,656

Denominator
Weighted Average Number of Common Shares
Outstanding for Basic Earnings Per Common Share	8,439	8,439

Dilutive Effect of Potential Common Stock
Restricted Stock	-	-
Stock Warrants	195	45
Weighted-Average Number of Shares Outstanding for Diluted Earnings Per Common Share	8,634	8,484

Earnings Per Share - Basic	$0.23	$0.20

Earnings Per Share - Diluted	$0.22	$0.20

(14) Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) for unrealized gains and losses securities available for sale for the period ended March 31, 2017 and the year ended December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016

Beginning Balance	$(5,022)	$(4,434)

Other Comprehensive Income Before Reclassification	138	(334)

Amounts Reclassified from Accumulated Other Comprehensive Income	-	(254)

Net Current Period Other Comprehensive Income	138	(588)

Ending Balance	$(4,884)	$(5,022)

Part I (Continued)

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Future Outlook

During the recent financial crisis, the financial industry experienced tremendous adversities as a result of the collapse of the real estate markets across the country. The Company, like most banking companies, has been affected by these economic challenges that started with a rapid stall of real estate sales and developments throughout the country. While much has been accomplished in addressing problem assets the past several years, there is still work to be done in bringing our problem assets to an acceptable level. A focus in 2017 will be directed toward further reduction of problem assets.

In 2017 we are committed to improving earnings, reducing problem assets and redeeming TARP preferred stock. In the first quarter of 2017 we received approval from the Federal Reserve and the Department of Banking and Finance to completely eliminate the Preferred Stock. Given the improved condition of the company, we are also considering product and market expansion. In 2016, we opened new offices in Tifton and Statesboro, while closing four offices in smaller rural markets. In January 2017, the Company opened its third office in Savannah.

In addition to improving earnings, reducing problem assets and maintaining strong capital levels, we have reinstated dividend payments beginning first quarter 2017. The Company’s board of directors suspended the payment of dividends in the third quarter of 2009.

We continue to explore opportunities to improve core non-interest income. Revenue enhancement initiatives to accomplish this include new product lines and services. The Company will also invest in new technology with the implementation of a new loan platform which will offer much efficiency with our “back-office” operations.

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

Major Trends/Significant Considerations

The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of March 31, 2017, and the consolidated results of operations for the three months ended March 31, 2017. This discussion should be read in conjunction with the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2017. Readers should also carefully review all other disclosures we file from time to time with the SEC.

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

Part I (Continued)

Item 2 (Continued)

These non-GAAP financial measures should not be considered alternatives to GAAP-basis financial statements, and other bank holding companies may define or calculate these non-GAAP measures or similar measures differently.

A reconciliation of these performance measures to GAAP performance measures is included in the tables below.

Non-GAAP Performance Measures Reconciliation

	Three months ended March 31,
	2017	2016

Interest Income Reconciliation
Interest Income – Taxable Equivalent	$11,155	$11,117
Tax Equivalent Adjustment	34	28
Interest Income (GAAP)	$11,121	$11,089

Net Interest Income Reconciliation
Net Interest Income – Taxable Equivalent	$9,496	$9,484
Tax Equivalent Adjustment	34	28
Net Interest Income (GAAP)	$9,462	$9,456

	Three Months Ended March 31,
	2017	2016

Net Interest Margin Reconciliation
Net Interest Margin – Taxable Equivalent	3.35%	3.47%
Tax Equivalent Adjustment	0.01	0.01
Net Interest Margin (GAAP)	3.34%	3.46%

Interest Rate Spread Reconciliation
Interest Rate Spread – Taxable Equivalent	3.24%	3.36%
Tax Equivalent Adjustment	0.01	0.01
Interest Rate Spread (GAAP)	3.23%	3.35%

The Company

Colony Bankcorp, Inc. (the Company) is a bank holding company headquartered in Fitzgerald, Georgia that provides, through Colony Bank, its wholly owned subsidiary (collectively referred to as the Company), a broad array of products and services throughout 19 Georgia markets. The Company offers commercial, consumer and mortgage banking services.

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

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of March 31, 2017 and December 31, 2016, and results of operations for each of the three months in the periods ended March 31, 2017 and 2016. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

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

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average interest-earning assets. Net income available to common shareholders totaled $1.91 million, or $0.22 diluted per common share, in the three months ended March 31, 2017 compared to net income available to common shareholders of $1.66 million, or $0.20 diluted per common share, in the three months ended March 31, 2016. The Company did not have any material changes in the first quarter of 2017.

Selected income statement data, returns on average assets and average common equity and dividends per share for the comparable periods were as follows:

	Three Months Ended March 31
			$	%
	2017	2016	Variance	Variance

Taxable-equivalent net interest income	$9,496	$9,484	$12	0.13%
Taxable-equivalent adjustment	34	28	6	21.43

Net interest income	9,462	9,456	6	0.06
Provision for loan losses	335	354	(19)	(5.37)
Noninterest income	2,400	2,172	228	10.50
Noninterest expense	8,408	8,235	173	2.10

Income before income taxes	3,119	3,039	80	2.63
Income taxes	1,002	978	24	2.45

Net income	2,117	2,061	56	2.72

Preferred stock dividends	211	405	(194)	(47.90)

Net income available to common shareholders	$1,906	$1,656	$250	15.10%

Net income available to common shareholders:
Basic	$0.23	$0.20	$0.03	15.00%
Diluted	$0.22	$0.20	$0.02	10.00%
Return on average assets	0.63%	0.57%	0.06%	10.53%
Return on average total equity	8.11%	6.75%	1.36%	20.15%

Details of the changes in the various components of net income are further discussed below.

Part I (Continued)

Item 2 (Continued)

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 79.77 percent of total revenue for three months ended March 31, 2017 and 81.32 percent for the same period a year ago.

Net interest margin is the taxable-equivalent net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Company’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, is currently 4.00 percent. The rate increased 25 basis points in the first quarter of 2017. The federal funds rate moved similarly to the prime rate with interest rates currently at 1.00 percent. We expect two additional rate increases in 2017.

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

Part I (Continued)

Item 2 (Continued)

Rate/Volume Analysis

The rate/volume analysis presented hereafter illustrates the change from March 31, 2016 to March 31, 2017 for each component of the taxable equivalent net interest income separated into the amount generated through volume changes and the amount generated by changes in the yields/rates.

	Changes from March 31, 2016 to March 31, 2017

($ in thousands)	Volume	Rate	Total

Interest Income
Loans, Net-taxable	$(38)	$(189)	$(227)

Investment Securities
Taxable	163	61	224
Tax-exempt	(4)	(1)	(5)
Total Investment Securities	159	60	219

Interest-Bearing Deposits in other Banks	7	35	42

Federal Funds Sold	-	-	-

Other Interest - Earning Assets	3	1	4
Total Interest Income	131	(93)	38

Interest Expense
Interest-Bearing Demand and Savings Deposits	42	12	54
Time Deposits	(63)	(4)	(67)
Subordinated Debentures	-	26	26
Other Borrowed Money	44	(31)	13

Total Interest Expense	23	3	26
Net Interest Income	$108	$(96)	$12

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

The Company maintains about 19 percent of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years. The liabilities to fund assets are primarily in short term certificate of deposits that mature within one year. The net interest margin decreased to 3.35 percent for the three months ended March 31, 2017 compared to 3.47 percent for the same period a year ago. We anticipate the net interest margin remaining relatively flat for 2017.

Taxable-equivalent net interest income for the three months ended March 31, 2017 increased by $12 thousand, or 0.13 percent compared to the same period a year ago. The average volume of earning assets during three months ended March 31, 2017 increased $39.17 million compared to the same period a year ago. Growth in average earning assets during 2017 was primarily in investments, interest-bearing deposits and interest-bearing other assets.

The average volume of loans decreased $2.99 million for the three months ended March 31, 2017 compared to the same period a year ago. The average yield on loans decreased 10 basis points for the three months ended March 31, 2017 compared to the same period a year ago. The average volume of investment securities increased $36.12 million for the three months ended March 31, 2017 compared to the same year ago period, while the average yield on investment securities increased 7 basis points for the same period comparison. The average volume of deposits increased $31.58 million for the three months ended March 31, 2017 compared to the same period a year ago, with interest-bearing deposits increasing $16.34 million for the three months ended March 31, 2017.

Part I (Continued)

Item 2 (Continued)

Accordingly, the ratio of average interest-bearing deposits to total average deposits was 85.53 percent for the three months ended March 31, 2017 compared to 86.60 percent in the same period a year ago. This deposit mix, combined with a general decrease in market rates, had the effect of decreasing the average cost of total deposits by 2 basis points in three months ended March 31, 2017 compared to the same period a year ago.

The Company’s net interest spread, which represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities, was 3.24 percent in three months ended March 31, 2017 compared to 3.36 percent in the same period a year ago. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment.

Part I (Continued)

Item 2 (Continued)

AVERAGE BALANCE SHEETS	Three Months Ended			Three Months Ended
	March 31, 2017			March 31, 2016
	Average	Income/	Yields/	Average	Income/	Yields/
($ in thousands)	Balances	Expense	Rates	Balances	Expense	Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Interest and fees Taxable (1)	$749,332	$9,424	5.03%	$752,323	$9,651	5.13%
Investment Securities Taxable	341,925	1,594	1.86%	305,428	1,370	1.79%
Tax-Exempt (2)	2,243	21	3.74%	2,623	26	3.96%
Total Investment Securities	344,168	1,615	1.88%	308,051	1,396	1.81%
Interest-Bearing Deposits	37,323	80	0.86%	31,560	38	0.48%
Federal Funds Sold	-	-	-%	-	-	-%
Interest-Bearing Other Assets	3,011	36	4.78%	2,732	32	4.69%
Total Interest-Earning Assets	$1,133,834	$11,155	3.94%	$1,094,666	$11,117	4.06%
Non-interest-Earning Assets
Cash and Cash Equivalents	20,623			19,320
Allowance for Loan Losses	(9,126)			(9,086)
Other Assets	55,446			60,386
Total Noninterest-Earning Assets	66,943			70,620
Total Assets	$1,200,777			$1,165,286
Liabilities and Stockholders' Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$517,971	$469	0.36%	$470,191	$415	0.35%
Other Time	363,812	722	0.79%	395,256	789	0.80%
Total Interest-Bearing Deposits	881,783	1,191	0.54%	865,447	1,204	0.56%
Other Interest-Bearing Liabilities
Other Borrowed Money	46,113	299	2.59%	40,000	286	2.86%
Subordinated Debentures	24,229	169	2.79%	24,229	143	2.36%
Total Other Interest-Bearing Liabilities	70,342	468	2.66%	64,229	429	2.67%
Total Interest-Bearing Liabilities	$952,125	$1,659	0.70%	$929,676	$1,633	0.70%
Noninterest-Bearing Liabilities and Stockholders' Equity
Demand Deposits	149,127			133,887
Other Liabilities	5,532			3,527
Stockholders' Equity	93,993			98,196
Total Noninterest-Bearing Liabilities and Stockholders' Equity	248,652			235,610
Total Liabilities and Stockholders' Equity	$1,200,777			$1,165,286

Interest Rate Spread			3.24%			3.36%
Net Interest Income		$9,496			$9,484
Net Interest Margin			3.35%			3.47%

(1)

The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable equivalent adjustments totaling $27 and $19 for three month periods ended March 31, 2017 and 2016, respectively, are included in tax-exempt interest on loans.

(2)

Taxable-equivalent adjustments totaling $7 and $9 for three month periods ended March 31, 2017 and 2016, respectively, are included in tax-exempt interest on investment securities. The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

Part I (Continued)

Item 2 (Continued)

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $335 thousand in the three months ended March 31, 2017 compared to $354 thousand in the same period a year ago. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Noninterest Income

The components of noninterest income were as follows:

	Three Months Ended March 31
			$	%
	2017	2016	Variance	Variance

Service Charges on Deposit Accounts	$1,055	$1,002	$53	5.29%
Other Charges, Commissions and Fees	787	704	83	11.79
Mortgage Fee Income	186	100	86	86.00
Securities Gains (Losses)	-	2	(2)	(100.00)
Other	372	364	8	2.20

Total	$2,400	$2,172	$228	10.50%

Other Charges, Commissions and Fees. Debit card interchange fees and foreign fees increased $63 thousand in 2017 compared to the same period in 2016.

Mortgage Fee Income. The volume of mortgage loans has shown an increase in 2017 compared to the same period in 2016 which contributed to the increase in mortgage fee income.

Securities Gains (Losses). The Bank did not sale any securities in 2017; therefore the decrease is attributable to the gain on sale of securities in the prior year.

Noninterest Expense

The components of noninterest expense were as follows:

	Three Months Ended March 31
			$	%
	2017	2016	Variance	Variance

Salaries and Employee Benefits	$4,785	$4,474	$311	6.95%
Occupancy and Equipment	960	964	(4)	(0.41)
Other	2,663	2,797	(134)	(4.79)

Total	$8,408	$8,235	$173	2.10%

Salaries and Employee Benefits. The increase in 2017 is primarily attributable to merit pay increases and increase in headcount.

Occupancy and Equipment. The decrease in the three months ended March 31, 2017 as compared to comparable periods is primarily attributable to a decrease in depreciation expense in 2017 and a decrease in leased equipment for information technology in 2017.

Other. The decrease in the first quarter of 2017 as compared to comparable periods is primarily attributable to foreclosed property costs which decreased by $51 thousand from $137 thousand in 2016 compared to $86 thousand in 2017. FDIC assessments decreased by $120 thousand in 2017 and advertising decreased by $88 thousand in 2017. The decrease was offset by $79 thousand increase in ATM expense, $57 thousand increase in software expense and $23 thousand increase in legal & professional fees.

Part I (Continued)

Item 2 (Continued)

Loans

The following table presents the composition of the Company’s loan portfolio as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016	$ Variance	% Variance

Commercial and Agricultural
Commercial	$44,925	$47,025	$(2,100)	(4.47)%
Agricultural	19,306	17,080	2,226	13.03
Real Estate
Commercial Construction	30,540	30,358	182	0.60
Residential Construction	9,367	11,830	(2,463)	(20.82)
Commercial	359,143	349,090	10,053	2.88
Residential	195,282	195,580	(298)	(0.15)
Farmland	64,870	66,877	(2,007)	(3.00)
Consumer and Other
Consumer	19,188	19,695	(507)	(2.57)
Other	17,720	16,748	972	5.80
Gross Loans	760,341	754,283	6,058	0.80
Unearned Interest and Fees	(421)	(361)	(60)	16.62
Allowance for Loan Losses	(8,864)	(8,923)	59	0.66
Net Loans	$751,056	$744,999	$6,057	0.81%

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

Part I (Continued)

Item 2 (Continued)

Commercial and Agricultural. Commercial and agricultural loans at March 31, 2017 increased 0.20 percent to $64.2 million from December 31, 2016 at $64.1 million. The Company’s commercial and agricultural loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Company’s loan policy guidelines.

Real Estate.  Commercial and residential construction loans decreased by $2.28 million, or 5.41 percent, at March 31, 2017 to $39.90 million from $42.2 million at December 31, 2016.  This decrease is due to the completion of construction and the new loans transferring to the commercial real estate category. Therefore, commercial real estate increased $10.05 million, or 2.88 percent, at March 31, 2017 to $359.14 million from $349.09 million at December 31, 2016. The Company also had several new large loans that attributed to the increase in commercial real estate for the period ending March 31, 2017.

Other.  Other loans at March 31, 2017 increased 5.80 percent to $17.72 million from $16.75 million at December 31, 2016.

Collateral Concentrations. Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions. The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk, particularly with the current economic downturn in the real estate market. At March 31, 2017, approximately 87 percent of the Company’s loan portfolio was concentrated in loans secured by real estate. A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector. In addition, a large portion of the Company’s foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions. Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis. Though the real estate market remains somewhat sluggish, we have seen real estate values stabilize. The stabilization of rates has resulted in a decrease in the number of loans being classified as impaired over the past several years.

Part I (Continued)

Item 2 (Continued)

Nonperforming Assets and Potential Problem Loans

Nonperforming assets and accruing past due loans as of March 31, 2017, December 31, 2016 and March 31, 2016 were as follows:

	March 31, 2017	December 31, 2016	March 31, 2016

Loans Accounted for on Nonaccrual	$11,249	$12,350	$12,101
Loans Accruing Past Due 90 Days or More	-	-	8
Other Real Estate Foreclosed	5,899	6,439	9,618
Total Nonperforming Assets	$17,148	$18,789	$21,727

Nonperforming Assets by Segment
Construction and Land Development	$3,264	$3,376	$4,565
1-4 Family Residential	3,930	4,375	4,218
Nonfarm Residential	8,072	9,182	10,885
Farmland	800	800	1,327
Commercial and Consumer	1,082	1,056	732
Total Nonperforming Assets	$17,148	$18,789	$21,727

Nonperforming Assets as a Percentage of:
Total Loans and Foreclosed Assets	2.24%	2.47%	2.84%
Total Assets	1.42%	1.55%	1.86%
Nonperforming Loans as a Percentage of:
Total Loans	1.48%	1.64%	1.61%
Supplemental Data:
Trouble Debt Restructured Loans In Compliance with Modified Terms	$17,137	$17,992	$13,236
Trouble Debt Restructured Loans Past Due 30-89 Days	-	319	343
Accruing Past Due Loans:
30-89 Days Past Due	$4,702	$4,469	$9,238
90 or More Days Past Due	-	-	8
Total Accruing Past Due Loans	$4,702	$4,469	$9,246

Allowance for Loan Losses	$8,864	$8,923	$9,549
ALLL as a Percentage of:
Total Loans	1.17%	1.18%	1.27%
Nonperforming Loans	78.80%	72.25%	78.86%

Nonperforming assets include nonaccrual loans, loans past due 90 days or more and foreclosed real estate. Nonperforming assets at March 31, 2017 decreased 8.73 percent from December 31, 2016.

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

Part I (Continued)

Item 2 (Continued)

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the three month periods ended March 31, 2017 and March 31, 2016.

	March 31, 2017		March 31, 2016
	Average	Average	Average	Average
	Amount	Rate (1)	Amount	Rate (1)

Noninterest-Bearing Demand Deposits	$149,127		$133,887
Interest-Bearing Demand and Savings Deposits	517,971	0.36%	470,191	0.35%
Time Deposits	363,812	0.79%	395,256	0.80%

Total Deposits	$1,030,910	0.46%	$999,334	0.48%

(1) Average rate is an annualized rate.

Average deposits increased $31.58 million to $1.03 billion at March 31, 2017 from $999.33 million at March 31, 2016. The increase included an increase of $15.24 million, or 11.38 percent in noninterest-bearing demand deposits while, at the same time, interest-bearing demand and savings deposits increased $47.78 million, or 10.16 percent and time deposits decreased $31.44 million, or 7.96 percent. Accordingly the ratio of average noninterest-bearing deposits to total average deposits was 14.47 percent for three months ended March 31, 2017 compared to 13.40 percent for three months ended March 31, 2016. The general decrease in market rates, had the effect of decreasing the average cost of total deposits by 2 basis points in three months ended March 31, 2017 compared to the same period a year ago.

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

Part I (Continued)

Item 2 (Continued)

As of March 31, 2017 and December 31, 2016, financial instruments with off-balance sheet risk were as follows:

	Contract Amount
	March 31, 2017	December 31, 2016

Loan Commitments	$95,025	$71,359
Letters of Credit	1,491	1,551

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

Loan Commitments. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses. Loan commitments outstanding at March 31, 2017 are included in the table in Footnote 10 of the Consolidated Financial Statements.

Capital and Liquidity

At March 31, 2017, stockholders’ equity totaled $85.86 million compared to $93.39 million at December 31, 2016. In addition to net income of $2.12 million, other significant changes in stockholders’ equity during three months ended March 31, 2017 included $211 thousand of preferred stock dividends paid and $9.36 million redemption of preferred stock. The Company also had $211 thousand of common stock dividends paid during the three months ended March 31, 2017. The accumulated other comprehensive income (loss) component of stockholders’ equity totaled $(4.88) thousand at March 31, 2017 compared to $(5.02) million at December 31, 2016. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items.

Tier 1 capital consists of common stock and qualifying preferred stockholders’ equity and trust preferred securities less goodwill. Tier 2 capital consists of tier 1 capital and the allowance for loan losses up to 1.25 percent of risk-weighted assets. The Company has no Tier 2 capital other than the allowance for loan losses.

Using the capital requirements presently in effect, the Tier 1 ratio as of March 31, 2017 was 14.28 percent and total Tier 1 and 2 risk-based capital was 15.39 percent. Both of these measures compare favorably with the regulatory minimum to be adequately capitalized of 6 percent for Tier 1 and 8 percent for total risk-based capital. The Company’s common equity Tier 1 ratio as of March 31, 2017 was 11.34, which exceeds the regulatory minimum of 4.50 percent. The Company’s Tier 1 leverage ratio as of March 31, 2017 was 9.47 percent, which exceeds the required ratio standard of 4 percent.

As of March 31, 2017, average capital was $93.99 million, representing 7.83 percent of average assets for the year. This compares to 8.43 percent for March 2016.

After suspending common stock dividend payments beginning in the third quarter of 2009 for capital retention purposes, the Company reinstated common stock dividends in the first quarter of 2017. The Company paid $0.025 per common stock in March 2017.

The Company declared dividends of $211 thousand and $405 thousand on preferred stock on March 31, 2017 and 2016, respectively. Additional information is provided in the Notes to the Consolidated Financial Statements for Preferred Stock and Warrants.

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

Part I (Continued)

Item 2 (Continued)

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

The investment portfolio provides a ready means to raise cash if liquidity needs arise. As of March 31, 2017, the available for sale bond portfolio totaled $341.9 million. At December 31, 2016, the available for sale bond portfolio totaled $323.7 million. Only marketable investment grade bonds are purchased. Although a good portion of the banks’ bond portfolios are encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for a sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it primarily determines the Company’s liquidity posture. The Company had ratios of loans to deposits of 72.8 percent as of March 31, 2017 and 72.2 percent at December 31, 2016. Management employs alternative funding sources when deposit balances will not meet loan demands. The ratios of loans to all funding sources (excluding Subordinated Debentures) at March 31, 2017 and December 31, 2016 were 69.4 percent and 69.2 percent, respectively.

Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources. The stability of the banks’ core deposit base is an important factor in Colony’s liquidity position. A heavy percentage of the deposit base is comprised of accounts of individuals and small businesses with comprehensive banking relationships and limited volatility. At March 31, 2017 and December 31, 2016, the Company had $28.8 million and $32.2 million in certificates of deposit of $250 or more. These larger deposits represented 2.8 percent and 3.1 percent of respective total deposits. Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed. Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

The Company supplemented deposit sources with brokered deposits. As of March 31, 2017, the Company had $50.6 million, or 4.85 percent of total deposits, in CDARS. Additional information is provided in the Notes to the Consolidated Financial Statements regarding these brokered deposits. Additionally, the Company uses external deposit listing services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed. These deposits obtained from listing services are often referred to as wholesale or internet CDs. As of March 31, 2017, the Company had $15.24 million, or 1.46 percent of total deposits, in internet certificates of deposit obtained through deposit listing services.

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

Part I (Continued)

Item 2 (Continued)

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

Return on Assets and Stockholders’ Equity

The following table presents selected financial ratios for each of the periods indicated.

	Three Months Ended
	March 31
	2017	2016

Return on Average Assets (1)	0.63%	0.57%

Return on Average Total Equity (1)	8.11%	6.75%

Average Total Equity to Average Assets	7.83%	8.43%

(1) Computed using annualized net income available to common shareholders.

Part I (Continued)

Item 3

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk is the change in value due to changes in interest rates. The Company is exposed only to U. S. dollar interest rate changes and, accordingly, the Company manages exposure by considering the possible changes in the net interest margin. In order to reduce the exposure to interest rate fluctuations, we have implemented strategies to more closely match our balance sheet composition. There have been no material changes in market risk from the information provided in the Company’s annual report on Form 10-K for the year ended December 31, 2016.

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Colony Bankcorp, Inc.

/s/ Edward P. Loomis, Jr.
Date: May 2, 2017	Edward P. Loomis, Jr.
President/Director/Chief Executive Officer

/s/ Terry L. Hester
Date: May 2, 2017	Terry L. Hester
Executive Vice-President/Director/Chief Financial Officer