Form 10-Q
period 2017-06-30
COLONY BANKCORP INC
filed 2017-08-02
CIK 711669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017	COMMISSION FILE NUMBER 0-12436

COLONY BANKCORP, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

GEORGIA	58-1492391
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NUMBER

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).

YES           NO     X

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS	OUTSTANDING AT AUGUST 2, 2017
COMMON STOCK, $1 PAR VALUE	8,439,258

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

PART 1. FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

THE FOLLOWING FINANCIAL STATEMENTS ARE PROVIDED FOR COLONY BANKCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY BANK, COLONY BANK

A.	CONSOLIDATED BALANCE SHEETS – JUNE 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016 (AUDITED).

B.	CONSOLIDATED STATEMENTS OF INCOME – FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016 AND FOR THE SIX MONTHE ENDED JUNE 30, 2017 AND 2016 (UNAUDITED).

C.	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016 AND FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016 (UNAUDITED).

D.	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016 (UNAUDITED).

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING SOLELY OF NORMAL RECURRING ADJUSTMENTS) NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2017 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

PART I (Continued)

Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2017 AND DECEMBER 31, 2016

(DOLLARS IN THOUSANDS)

	June 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS

Cash and Cash Equivalents
Cash and Due from Banks	$19,071	$28,822

Interest-Bearing Deposits	10,988	46,345
Investment Securities
Available for Sale, at Fair Value	337,710	323,658

Federal Home Loan Bank Stock, at Cost	3,255	3,010
Loans	775,566	754,283
Allowance for Loan Losses	(8,043)	(8,923)
Unearned Interest and Fees	(454)	(361)
	767,069	744,999
Premises and Equipment	27,654	27,969
Other Real Estate (Net of Allowance of $1,350 and $1,878 as of June 30, 2017 and December 31, 2016, Respectively)	4,525	6,439
Other Intangible Assets	63	81
Other Assets	28,114	29,119
Total Assets	$1,198,449	$1,210,442

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest-Bearing	$162,928	$159,059
Interest-Bearing	863,610	885,298
	1,026,538	1,044,357
Borrowed Money
Subordinated Debentures	24,229	24,229
Other Borrowed Money	56,000	46,000
	80,229	70,229

Other Liabilities	2,690	2,468

Stockholders' Equity
Preferred Stock, Stated Value $1,000 a Share; Authorized 10,000,000 Shares, Issued Shares of 0 and 9,360 as of June 30, 2017 and December 31, 2016, Respectively	-	9,360
Common Stock, Par Value $1 a Share; Authorized 20,000,000 Shares, Issued 8,439,258 Shares as of June 30, 2017 and December 31, 2016	8,439	8,439
Paid-In Capital	29,145	29,145
Retained Earnings	55,383	51,466
Accumulated Other Comprehensive (Loss), Net of Tax Benefits	(3,975)	(5,022)
	88,992	93,388
Total Liabilities and Stockholders' Equity	$1,198,449	$1,210,442

The accompanying notes are an integral part of these statements.

PART I (Continued)

Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED JUNE 30, 2017 AND 2016

AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Interest Income
Loans, Including Fees	$9,733	$9,693	$19,130	$19,325
Deposits with Other Banks	34	23	114	61
Investment Securities
U.S. Government Agencies	1,685	1,359	3,248	2,712
State, County and Municipal	30	33	60	67
Corporate Debt	21	-	36	-
Dividends on Other Investments	35	33	71	65
	11,538	11,141	22,659	22,230
Interest Expense
Deposits	1,177	1,189	2,368	2,393
Federal Funds Purchased	3	-	3	-
Borrowed Money	542	427	1,010	856
	1,722	1,616	3,381	3,249

Net Interest Income	9,816	9,525	19,278	18,981
Provision for Loan Losses	-	354	335	708
Net Interest Income After Provision for Loan Losses	9,816	9,171	18,943	18,273

Noninterest Income
Service Charges on Deposits	1,091	1,055	2,146	2,057
Other Service Charges, Commissions and Fees	772	714	1,559	1,418
Mortgage Fee Income	202	153	388	253
Securities Gains (Losses)	-	127	-	129
Other	329	303	701	667
	2,394	2,352	4,794	4,524
Noninterest Expenses
Salaries and Employee Benefits	4,880	4,625	9,665	9,099
Occupancy and Equipment	991	978	1,951	1,942
Other	2,749	2,751	5,412	5,548
	8,620	8,354	17,028	16,589

Income Before Income Taxes	3,590	3,169	6,709	6,208
Income Taxes	1,157	1,002	2,159	1,980
Net Income	2,433	2,167	4,550	4,228
Preferred Stock Dividends	-	406	211	811
Net Income Available to Common Stockholders	$2,433	$1,761	$4,339	$3,417
Net Income Per Share of Common Stock
Basic	$0.29	$0.21	$0.51	$0.40
Diluted	$0.28	$0.21	$0.50	$0.40
Cash Dividends Declared Per Share of Common Stock	$0.025	$-	$0.050	$-
Weighted Average Basic Shares Outstanding	8,439,258	8,439,258	8,439,258	8,439,258
Weighted Average Diluted Shares Outstanding	8,630,207	8,497,618	8,632,465	8,490,540

The accompanying notes are an integral part of these statements.

PART I (Continued)

Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED JUNE 30, 2017 AND 2016

SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Net Income	$2,433	$2,167	$4,550	$4,228

Other Comprehensive Income:

Gains (Losses) on Securities Arising During the Year	1,377	1,886	1,586	7,087
Tax Effect	(468)	(641)	(539)	(2,410)
Realized Gains on Sale of AFS Securities	-	(127)	-	(129)
Tax Effect	-	43	-	44

Change in Unrealized Gains (Losses) on Securities Available for Sale, Net of Reclassification Adjustment and Tax Effects	909	1,161	1,047	4,592

Comprehensive Income	$3,342	$3,328	$5,597	$8,820

The accompanying notes are an integral part of these statements.

PART I (Continued)

Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Six Months Ended
	June 30, 2017	June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$4,550	$4,228
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation	823	771
Provision for Loan Losses	335	708
Securities (Gains)	-	(129)
Amortization and Accretion	750	750
(Gain) on Sale of Other Real Estate and Repossessions	(93)	(31)
Provision for Losses on Other Real Estate	206	78
Increase in Cash Surrender Value of Life Insurance	(305)	(313)
(Gain) Loss on Sale of Premises & Equipment	(15)	77
Other Prepaids, Deferrals and Accruals, Net	1,080	498
	7,331	6,637
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Investment Securities Available for Sale	(41,269)	(46,069)
Proceeds from Maturities, Calls, and Paydowns of Investment Securities:
Available for Sale	28,074	24,656
Proceeds from Sale of Investment Securities
Available for Sale	-	16,010
Interest-Bearing Deposits in Other Banks	35,357	37,151
Net Loans to Customers	(22,848)	(8,724)
Purchase of Premises and Equipment	(531)	(1,795)
Proceeds from Sale of Other Real Estate and Repossessions	2,259	1,873
Federal Home Loan Bank Stock	(245)	(24)
Proceeds from Sale of Premises and Equipment	38	14
	835	23,092
CASH FLOWS FROM FINANCING ACTIVITIES
Noninterest-Bearing Customer Deposits	3,869	776
Interest-Bearing Customer Deposits	(21,688)	(35,763)
Dividends Paid for Preferred Stock	(316)	(811)
Dividends Paid for Common Stock	(422)	-
Redemption of Preferred Stock	(9,360)	-
Payments on Other Borrowed Money	(16)	-
Proceeds from Federal Home Loan Bank Advances	5,000	-
Proceeds from Other Borrowed Money	5,016	-
	(17,917)	(35,798)

Net Decrease in Cash and Cash Equivalents	(9,751)	(6,069)
Cash and Cash Equivalents at Beginning of Period	28,822	22,257
Cash and Cash Equivalents at End of Period	$19,071	$16,188

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

The consolidated financial statements in this report are unaudited, except for the December 31, 2016 consolidated balance sheet. All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements, have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company. The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results which may be expected for the entire year.

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

Concentrations of Credit Risk

Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions. The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk. At June 30, 2017, approximately 87 percent of the Company’s loan portfolio was concentrated in loans secured by real estate. A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector. Collateral real estate values that secure land development, construction and speculative real estate loans in the Company’s larger Metropolitan Statistical Area (MSA) markets have resulted in high loan loss provisions in recent years. In addition, a large portion of the Company’s foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions. Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.

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

Bank-Owned Life Insurance

The Company has purchased life insurance on the lives of certain key members of management and directors. The life insurance policies are recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or amounts due that are probable at settlement, if applicable. Increases in the cash surrender value are recorded as other income in the consolidated statements of income. The cash surrender value of the insurance contracts is recorded in other assets on the consolidated balance sheets in the amount of $15,724 and $15,419 as of June 30, 2017 and December 31, 2016, respectively.

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

ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash.  ASU 2016-18 requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The adoption of this guidance will only affect the Consolidated Statements of Cash Flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and is not expected to have a significant impact on the Company's consolidated financial statements.

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

(2) Investment Securities

Investment securities as of June 30, 2017 and December 31, 2016 are summarized as follows:

June 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U. S. Government Agencies
Mortgage-Backed	$336,786	$204	$(6,248)	$330,742
State, County & Municipal	4,891	40	(27)	4,904
Corporate Bonds	2,056	8	-	2,064
	$343,733	$252	$(6,275)	$337,710

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U. S. Government Agencies
Mortgage-Backed	$326,694	$76	$(7,673)	$319,097
State, County & Municipal	4,573	18	(30)	4,561
	$331,267	$94	$(7,703)	$323,658

PART I (Continued)

Item 1 (Continued)

(2) Investment Securities (Continued)

The amortized cost and fair value of investment securities as of June 30, 2017, by contractual maturity, are shown hereafter. Expected maturities may differ from contractual maturities for certain investments because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This is often the case with mortgage-backed securities, which are disclosed separately in the table below.

	Securities
	Available for Sale
	Amortized Cost	Fair Value

Due In One Year or Less	$665	$667
Due After One Year Through Five Years	4,535	4,524
Due After Five Years Through Ten Years	1,053	1,077
Due After Ten Years	694	700
	$6,947	$6,968

Mortgage-Backed Securities	336,786	330,742
	$343,733	$337,710

The Bank did not sell any investments during the first six months of 2017. Therefore the Bank did not have any proceeds, gains or losses during the first six months of 2017. Proceeds from the sale of investments available for sale totaled $16,010 for the first six months of 2016. The sale of investments available for sale during the first six months of 2016 resulted in gross realized gains of $135 and losses of $6.

Investment securities having a carrying value approximating $147,765 and $144,854 as of June 30, 2017 and December 31, 2016, respectively, were pledged to secure public deposits and for other purposes.

Information pertaining to securities with gross unrealized losses at June 30, 2017 and December 31, 2016 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

June 30, 2017
U. S. Government Agencies Mortgage-Backed	$170,412	$(2,499)	$108,285	$(3,749)	$278,697	$(6,248)
State, County and Municipal	1,776	(27)	-	-	1,776	(27)
	$172,188	$(2,526)	$108,285	$(3,749)	$280,473	$(6,275)

December 31. 2016
U.S. Government Agencies Mortgage-Backed	$174,201	$(3,460)	$107,482	$(4,213)	$281,683	$(7,673)
State, County and Municipal	3,488	(30)	-	-	3,488	(30)
	$177,689	$(3,490)	$107,482	$(4,213)	$285,171	$(7,703)

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

At June 30, 2017, 108 securities have unrealized losses which have depreciated 2.19 percent from the Company’s amortized cost basis. These securities are guaranteed by either the U.S. Government, other governments or U.S. corporations. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary.

(3) Loans

The following table presents the composition of loans segregated by class of loans, as of June 30, 2017 and December 31, 2016.

	June 30, 2017	December 31, 2016
Commercial and Agricultural
Commercial	$44,883	$47,025
Agricultural	21,810	17,080

Real Estate
Commercial Construction	35,151	30,358
Residential Construction	9,230	11,830
Commercial	355,801	349,090
Residential	200,572	195,580
Farmland	70,194	66,877

Consumer and Other
Consumer	19,134	19,695
Other	18,791	16,748

Total Loans	$775,566	$754,283

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

(3) Loans (Continued)

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

The following table presents the loan portfolio by credit quality indicator (risk grade) as of June 30, 2017 and December 31, 2016. Those loans with a risk grade of 1, 2, 3 or 4 have been combined in the pass column for presentation purposes. For the period ending June 30, 2017, the Company did not have any loans classified as “doubtful” or a “loss”.

June 30, 2017
	Pass	Special Mention	Substandard	Total Loans
Commercial and Agricultural
Commercial	$42,156	$1,864	$863	$44,883
Agricultural	21,110	163	537	21,810

Real Estate
Commercial Construction	31,324	1,211	2,616	35,151
Residential Construction	9,031	-	199	9,230
Commercial	341,986	4,158	9,657	355,801
Residential	185,981	3,636	10,955	200,572
Farmland	68,144	1,102	948	70,194

Consumer and Other
Consumer	18,649	114	371	19,134
Other	18,791	-	-	18,791

Total Loans	$737,172	$12,248	$26,146	$775,566

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

PART I (Continued)

Item 1 (Continued)

(3) Loans (Continued)

The following table represents an age analysis of past due loans and nonaccrual loans, segregated by class of loans, as of June 30, 2017 and December 31, 2016:

June 30, 2017
	Accruing Loans
		90 Days
	30-89 Days	or More	Total Accruing	Nonaccrual
	Past Due	Past Due	Loans Past Due	Loans	Current Loans	Total Loans
Commercial and Agricultural
Commercial	$615	$-	$615	$608	$43,660	$44,883
Agricultural	202	-	202	348	21,260	21,810

Real Estate
Commercial Construction	792	-	792	102	34,257	35,151
Residential Construction	-	-	-	199	9,031	9,230
Commercial	1,233	-	1,233	3,079	351,489	355,801
Residential	2,984	-	2,984	3,013	194,575	200,572
Farmland	187	-	187	678	69,329	70,194

Consumer and Other
Consumer	205	-	205	149	18,780	19,134
Other	-	-	-	-	18,791	18,791

Total Loans	$6,218	$-	$6,218	$8,176	$761,172	$775,566

December 31, 2016
	Accruing Loans
		90 Days
	30-89 Days	or More	Total Accruing	Nonaccrual
	Past Due	Past Due	Loans Past Due	Loans	Current Loans	Total Loans
Commercial and Agricultural
Commercial	$420	$-	$420	$635	$45,970	$47,025
Agricultural	33	-	33	209	16,838	17,080

Real Estate
Commercial Construction	54	-	54	190	30,114	30,358
Residential Construction	-	-	-	-	11,830	11,830
Commercial	492	-	492	6,360	342,238	349,090
Residential	3,179	-	3,179	3,944	188,457	195,580
Farmland	95	-	95	800	65,982	66,877

Consumer and Other
Consumer	196	-	196	212	19,287	19,695
Other	-	-	-	-	16,748	16,748

Total Loans	$4,469	$-	$4,469	$12,350	$737,464	$754,283

PART I (Continued)

Item 1 (Continued)

(3) Loans (Continued)

The following table details impaired loan data as of June 30, 2017:

June 30, 2017
	Unpaid
	Contractual			Average	Interest	Interest
	Principal	Impaired	Related	Recorded	Income	Income
	Balance	Balance	Allowance	Investment	Recognized	Collected

With No Related Allowance Recorded
Commercial	$608	$608	$-	$639	$11	$15
Agricultural	370	349	-	254	11	13
Commercial Construction	102	102	-	159	1	1
Residential Construction	199	199		66	5	5
Commercial Real Estate	10,454	10,454	-	13,543	226	222
Residential Real Estate	5,667	4,871	-	4,511	98	115
Farmland	679	678	-	759	56	56
Consumer	149	149	-	188	3	3
Other	-	-	-	-	-	-

	18,228	17,410	-	20,119	411	430

With An Allowance Recorded
Commercial	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Commercial Construction	71	71	4	72	2	2
Residential Construction	-	-	-	-	-	-
Commercial Real Estate	7,169	7,169	1,517	6,714	135	134
Residential Real Estate	49	41	20	755	(2)	2
Farmland	376	376	26	378	11	11
Consumer	-	-	-	-	-	-
Other	-	-	-	-	-	-

	7,665	7,657	1,567	7,919	146	149

Total
Commercial	608	608	-	639	11	15
Agricultural	370	349	-	254	11	13
Commercial Construction	173	173	4	231	3	3
Residential Construction	199	199	-	66	5	5
Commercial Real Estate	17,623	17,623	1,517	20,257	361	356
Residential Real Estate	5,716	4,912	20	5,266	96	117
Farmland	1,055	1,054	26	1,137	67	67
Consumer	149	149	-	188	3	3
Other	-	-	-	-	-	-

	$25,893	$25,067	$1,567	$28,038	$557	$579

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

PART I (Continued)

Item 1 (Continued)

(3) Loans (Continued)

The following table details impaired loan data as of June 30, 2016:

June 30, 2016
	Unpaid
	Contractual			Average	Interest	Interest
	Principal	Impaired	Related	Recorded	Income	Income
	Balance	Balance	Allowance	Investment	Recognized	Collected

With No Related Allowance Recorded
Commercial	$460	$460	$-	$472	$4	$5
Agricultural	213	192	-	188	9	13
Commercial Construction	453	428	-	930	8	7
Residential Construction	-	-		-	-	-
Commercial Real Estate	16,383	15,615	-	13,577	271	270
Residential Real Estate	5,227	4,956	-	4,606	(7)	119
Farmland	935	933	-	1,121	(3)	1
Consumer	248	240		205	4	6
Other	-	-	-	-	-	-

	23,919	22,824	-	21,099	286	421

With An Allowance Recorded
Commercial	-	-	-	50	-	-
Agricultural	-	-	-	-	-	-
Commercial Construction	74	74	22	75	-	-
Residential Construction	-	-	-	-	-	-
Commercial Real Estate	8,709	8,695	2,886	8,305	127	124
Residential Real Estate	864	856	440	965	3	3
Farmland	384	384	33	386	10	11
Consumer	-	-	-	-	-	-
Other	-	-	-	-	-	-

	10,031	10,009	3,381	9,781	140	138

Total
Commercial	460	460	-	522	4	5
Agricultural	213	192	-	188	9	13
Commercial Construction	527	502	22	1,005	8	7
Residential Construction	-	-	-	-	-	-
Commercial Real Estate	25,092	24,310	2,886	21,882	398	394
Residential Real Estate	6,091	5,812	440	5,571	(4)	122
Farmland	1,319	1,317	33	1,507	7	12
Consumer	248	240	-	205	4	6
Other	-	-	-	-	-	-

	$33,950	$32,833	$3,381	$30,880	$426	$559

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

As discussed in Note 1, Summary of Significant Accounting Policies, once a loan is identified as a TDR, it is accounted for as an impaired loan. The Company had no unfunded commitments to lend to a customer that has a troubled debt restructured loan as of June 30, 2017. The following tables present the number of loan contracts restructured during the three month and six month period ended June 30, 2017 and 2016. It shows the pre- and post-modification recorded investment as well as the number of contracts and the recorded investment for those TDRs modified during the previous twelve months which subsequently defaulted during the period. Loans modified in a troubled debt restructuring are considered to be in default once the loan becomes 90 days past due. A TDR may cease being classified as impaired if the loan is subsequently modified at market terms and, has performed according to the modified terms for at least six months, and there has not been any prior principal forgiveness on a cumulative basis.

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
Troubled Debt Restructurings
	# of Contracts	Pre-Modification	Post-Modification	# of Contracts	Pre-Modification	Post-Modification

Residential Real Estate	-	$-	$-	-	$-	$-

Total Loans	-	$-	$-	-	$-	$-

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
Troubled Debt Restructurings
	# of Contracts	Pre-Modification	Post-Modification	# of Contracts	Pre-Modification	Post-Modification

Residential Real Estate	1	$91	$91	1	$91	$91

Total Loans	1	$91	$91	1	$91	$91

PART I (Continued)

Item 1 (Continued)

(3) Loans (Continued)

The company did not have any TDRs that subsequently defaulted for the three months and six months ended June 30, 2017.

(4) Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses, segregated by class of loan, for the six month period ended June 30, 2017 and June 30, 2016. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other loan categories and periodically may result in reallocation within the provision categories.

June 30, 2017
	Beginning				Ending
	Balance	Charge-Offs	Recoveries	Provision	Balance

Commercial and Agricultural
Commercial	$456	$(124)	$100	$(7)	$425
Agricultural	168	(4)	2	72	238

Real Estate
Commercial Construction	323	(49)	162	334	770
Residential Construction	13	-	-	(2)	11
Commercial	5,751	(966)	302	(424)	4,663
Residential	1,396	(605)	33	148	972
Farmland	722	-	-	137	859

Consumer and Other
Consumer	80	(117)	51	70	84
Other	14	-	-	7	21

	$8,923	$(1,865)	$650	$335	$8,043

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

During the first quarter of 2017 Company management completed the transition to a change to its allowance for loan loss methodology by expanding the historical loss period from a rolling 8 quarters to 16 quarters.  Management believes the longer historical loss period better reflects the current and expected loss behavior of the loan portfolio within the current credit cycle.  As of June 30, 2017, this change in the historical loss period resulted in an increase to the allowance for loan losses of $431,600.

Management continually evaluates the allowance for loan losses methodology seeking to refine and enhance this process as appropriate, and it is likely that the methodology will continue to evolve over time.

The Company determines its individual reserves during its quarterly review of substandard loans. This process involves reviewing all loans with a risk grade of 6 or greater and an outstanding balance of $250,000 or more, regardless of the loans impairment classification. At June 30, 2017, there were 153 impaired loans totaling $4.3 million below the $250,000 review threshold which were not individually reviewed for impairment. Those loans were subject to the bank’s general loan loss reserve methodology and are included in the “Collectively Evaluated for Impairment” column of the following tables. Likewise, at June 30, 2016, there were 165 impaired loans totaling $3.8 million which were below the $250,000 review threshold and were subject to the bank’s general loan loss reserve methodology and are included in the “Collectively Evaluated for Impairment” column of the following tables.

Since not all loans in the substandard category are considered impaired, this quarterly review process may result in the identification of specific reserves on unimpaired loans. Management considers those loans graded substandard, but not classified as impaired, to be higher risk loans and, therefore, makes specific allocations to the allowance for those loans if warranted. The total of such loans is $13.04 million and $12.64 million as of June 30, 2017 and 2016, respectively. Specific allowance allocations were made for these loans totaling $1.19 million and $791 thousand as of June 30, 2017 and 2016, respectively. Since these loans are not considered impaired, both the loan balance and related specific allocation are included in the “Collectively Evaluated for Impairment” column of the following tables.

PART I (Continued)

Item 1 (Continued)

(4) Allowance for Loan Losses (Continued)

The following tables present breakdowns of the allowance for loan losses, segregated by impairment methodology for June 30, 2017 and 2016:

June 30, 2017
	Ending Allowance Balance			Ending Loan Balance

	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
Commercial and Agricultural
Commercial	$-	$425	$425	$33	$44,850	$44,883
Agricultural	-	238	238	5	21,805	21,810

Real Estate
Commercial Construction	4	766	770	72	35,079	35,151
Residential Construction	-	11	11	-	9,230	9,230
Commercial	1,517	3,146	4,663	17,292	338,509	355,801
Residential	20	952	972	2,336	198,236	200,572
Farmland	26	833	859	1,040	69,154	70,194

Consumer and Other
Consumer	-	84	84	-	19,134	19,134
Other	-	21	21	-	18,791	18,791

Total End of Period Balance	$1,567	$6,476	$8,043	$20,778	$754,788	$775,566

June 30, 2016
	Ending Allowance Balance			Ending Loan Balance

	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
Commercial and Agricultural
Commercial	$-	$555	$555	$9	$47,925	$47,934
Agricultural	-	251	251	-	24,307	24,307

Real Estate
Commercial Construction	22	416	438	384	31,908	32,292
Residential Construction	-	18	18	-	9,141	9,141
Commercial	2,886	2,712	5,598	17,463	327,718	345,181
Residential	440	1,172	1,612	3,609	192,531	196,140
Farmland	33	763	796	1,048	69,089	70,137

Consumer and Other
Consumer	-	96	96	-	19,936	19,936
Other	-	26	26	-	19,141	19,141

Total End of Period Balance	$3,381	$6,009	$9,390	$22,513	$741,696	$764,209

PART I (Continued)

Item 1 (Continued)

(5) Other Real Estate Owned

The aggregate carrying amount of Other Real Estate Owned (OREO) at June 30, 2017 and December 31, 2016 was $4,525 and $6,439, respectively. All of the Company’s other real estate owned represents properties acquired through foreclosure or deed in lieu of foreclosure. The following table details the change in OREO for the six months ended June 30, 2017 and the year ended December 31, 2016.

	Six Months Ended	Twelve Months Ended
	June 30, 2017	December 31, 2016

Balance, Beginning	$6,439	$8,839

Additions	432	5,664
Sales of OREO	(2,236)	(7,416)
Gains (Losses) on Sale	96	(146)
Provision for Losses	(206)	(502)

Balance, Ending	$4,525	$6,439

At June 30, 2017, the Company held $423 thousand of residential real estate property as foreclosed property compared to $431 thousand as of December 31, 2016.  Also at June 30, 2017, $317 thousand of consumer mortgage loans collateralized by residential real estate property were in the process of foreclosure according to local requirements of the applicable jurisdictions. At December 31, 2016, only $204 thousand of consumer mortgage loans collateralized by residential real estate property were in the process of foreclosure according to local requirements of the applicable jurisdictions.

(6) Deposits

The aggregate amount of overdrawn deposit accounts reclassified as loan balances totaled $457 and $414 as of June 30, 2017 and December 31, 2016.

Components of interest-bearing deposits as of June 30, 2017 and December 31, 2016 are as follows:

	Six Months Ended	Twelve Months Ended
	June 30, 2017	December 31, 2016

Interest-Bearing Demand	$432,635	$448,004
Savings	76,294	70,066
Time, $250,000 and Over	26,347	32,168
Other Time	328,334	335,060
	$863,610	$885,298

At June 30, 2017 and December 31, 2016, the Company had brokered deposits of $49,052 and $49,303, respectively. All of these brokered deposits represent Certificate of Deposits Account Registry Service (CDARS) reciprocal deposits. The CDARS deposits are ones in which customers placed core deposits into the CDARS program for FDIC insurance coverage and the Company receives reciprocal brokered deposits in a like amount. The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $250,000 was approximately $21,359 and $25,446 as of June 30, 2017 and December 31, 2016, respectively. The aggregate amount of certificates of deposit, each with a minimum deposit of $250,000 was $26,347 and $32,168 as of June 30, 2017 and December 31, 2016.

PART I (Continued)

Item 1 (Continued)

(6) Deposits (Continued)

As of June 30, 2017 and December 31, 2016, the scheduled maturities of certificates of deposits are as follows:

Maturity	June 30, 2017	December 31, 2016
One Year and Under	$258,785	$256,886
One to Three Years	73,550	85,794
Three Years and Over	22,346	24,548
	$354,681	$367,228

(7) Other Borrowed Money

Other borrowed money at June 30, 2017 and December 31, 2016 is summarized as follows:

	June 30, 2017	December 31, 2016
Federal Home Loan Bank Advances	$51,000	$46,000
Other Borrowings	5,000	-
	$56,000	$46,000

Advances from the Federal Home Loan Bank (FHLB) have maturities ranging from 2018 to 2026 and interest rates ranging from 0.98 percent to 3.51 percent. As collateral on the outstanding FHLB advances, the Company has provided a blanket lien on its portfolio of qualifying residential first mortgage loans and commercial loans. At June 30, 2017 the book value of those loans pledged is $118,022. At June 30, 2017 the Company had remaining credit availability from the FHLB of $250,736. The Company may be required to pledge additional qualifying collateral in order to utilize the full amount of the remaining credit line.

The Company borrowed $5,000 during the first quarter of 2017 as a short term loan to be paid off within one year with an interest rate of prime plus 0.75 percent, currently 5.00 percent.

The aggregate stated maturities of other borrowed money at June 30, 2017 are as follows:

Year	Amount
2018	$12,500
2019	5,000
2020	2,500
After 2020	$36,000
56,000

The Company also has available federal funds lines of credit with various financial institutions totaling $43,500, none of which were outstanding at June 30, 2017.

The Company has the ability to borrow funds from the Federal Reserve Bank (FRB) of Atlanta utilizing the discount window. The discount window is an instrument of monetary policy that allows eligible institutions to borrow money from the FRB on a short-term basis to meet temporary liquidity shortages caused by internal or external disruptions. At June 30, 2017, the Company had borrowing capacity available under this arrangement, with no outstanding balances. The Company would be required to pledge certain available-for-sale investment securities as collateral under this agreement.

(8) Preferred Stock and Warrants

The Company redeemed 9,360 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the Preferred Stock) outstanding with private investors on March 31, 2017. As a result, there is no outstanding Preferred Stock as of June 30, 2017. The Company redeemed 8,661 shares of Preferred Stock at $1,000 per share in 2016. The Company redeemed 9,979 shares of Preferred Stock at $1,000 per share during 2015. The Company also had a warrant (the Warrant) to purchase up to 500,000 shares of the Company’s common stock outstanding with private investors. Both the Preferred Stock and the Warrant originated in 2009 through transactions with the United States Department of the Treasury and were subsequently sold to the public through an auction process in 2013.

PART I (Continued)

Item 1 (Continued)

(8) Preferred Stock and Warrants (Continued)

The Preferred Stock qualified as Tier 1 capital and was nonvoting, other than class voting rights on certain matters that could adversely affect the Preferred Stock. The Preferred Stock was redeemable by the Company at the liquidation preference of $1,000 per share, plus any accrued and unpaid dividends. The Warrant could be exercised on or before January 9, 2019 at an exercise price of $8.40 per share. No voting rights may be exercised with respect to the shares of the Warrant until the Warrant was exercised.

(9) Subordinated Debentures (Trust Preferred Securities)

			3 Month	Added	Total		5 Year
Description	Date	Amount	Libor Rate	Points	Rate	Maturity	Call Option
Colony Bankcorp Statutory Trust III	6/17/2004	$4,640	1.26744	2.68	3.94744	6/14/2034	6/17/2009
Colony Bankcorp Capital Trust I	4/13/2006	5,155	1.29639	1.50	2.79639	4/13/2036	4/13/2011
Colony Bankcorp Capital Trust II	3/12/2007	9,279	1.29639	1.65	2.94639	3/12/2037	3/12/2012
Colony Bankcorp Capital Trust III	9/14/2007	5,155	1.16956	1.40	2.56956	9/14/2037	9/14/2012

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

At June 30, 2017 and December 31, 2016 the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	June 30, 2017	December 31, 2016

Loan Commitments	$96,380	$71,359
Letters of Credit	1,445	1,551

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

PART I (Continued)

Item 1 (Continued)

(10) Commitments and Contingencies (Continued)

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

Generally accepted accounting principles related to Fair Value Measurements define fair value, establish a framework for measuring fair value, establish a three-level valuation hierarchy for disclosure of fair value measurement and enhance disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

●	Level 1	inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in activemarkets.

●	Level 2	inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3	inputs to the valuation methodology are unobservable and represent the Company’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

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

The carrying amount, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2017 and December 31, 2016 are as follows:

	Fair Value Measurements at
	June 30, 2017
	Carrying	Estimated	Level	Level	Level
	Value	Fair Value	1	2	3

Assets
Cash and Short-Term Investments	$30,059	$30,059	$30,059	$-	$-
Investment Securities Available for Sale	337,710	337,710	-	337,134	576
Federal Home Loan Bank Stock	3,255	3,255	3,255	-	-
Loans, Net	767,069	767,523	-	761,433	6,090
Bank-Owned Life Insurance	15,724	15,724	15,724	-	-

Liabilities
Deposits	1,026,538	1,026,846	671,857	354,989	-
Subordinated Debentures	24,229	24,229	-	24,229	-
Other Borrowed Money	56,000	56,251	-	56,251	-

	Fair Value Measurements at
	December 31, 2016
	Carrying	Estimated	Level	Level	Level
	Value	Fair Value	1	2	3

Assets
Cash and Short-Term Investments	$75,167	$75,167	$75,167	$-	$-
Investment Securities Available for Sale	323,658	323,658	-	323,082	576
Federal Home Loan Bank Stock	3,010	3,010	3,010	-	-
Loans, Net	744,999	745,240	-	738,288	6,952
Bank-Owned Life Insurance	15,419	15,419	15,419	-	-

Liabilities
Deposits	1,044,357	1,045,726	677,129	368,597	-
Subordinated Debentures	24,229	24,229	-	24,229	-
Other Borrowed Money	46,000	46,232	-	46,232	-

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

Assets and Liabilities Measured at Fair Value on a Recurring and Nonrecurring Basis – The following table presents the recorded amount of the Company’s assets measured at fair value on a recurring and nonrecurring basis as of June 30, 2017 and December 31, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall. The table below includes only impaired loans with a specific reserve and only other real estate properties with a valuation allowance at June 30, 2017. Those impaired loans and other real estate properties are shown net of the related specific reserves and valuation allowances.

PART I (Continued)

Item 1 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Total Fair	Identical Assets	Observable	Inputs
June 30, 2017	Value	(Level 1)	Inputs (Level 2)	(Level 3)

Recurring Securities Available for Sale
U.S. Government Agencies Mortgage-Backed	$330,742	$-	$330,742	$-
State, County and Municipal	4,904	-	4,328	576
Corporate Bonds	2,064		2,064	-
	$337,710	$-	$337,134	$576

Nonrecurring
Impaired Loans	$6,090	$-	$-	$6,090

Other Real Estate	$1,857	$-	$-	$1,857

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Total Fair	Identical Assets	Observable	Inputs
December 31, 2016	Value	(Level 1)	Inputs (Level 2)	(Level 3)

Recurring Securities Available for Sale
U.S. Government Agencies Mortgage-Backed	$319,097	$-	$319,097	$-
State, County and Municipal	4,561	-	3,985	576
	$323,658	$-	$323,082	$576

Nonrecurring
Impaired Loans	$6,952	$-	$-	$6,952

Other Real Estate	$2,505	$-	$-	$2,505

Liabilities

The Company did not identify any liabilities that are required to be presented at fair value.

PART I (Continued)

Item 1 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

The following table presents quantitative information about the significant unobservable inputs used in the fair value measurements for assets in level 3 of the fair value hierarchy measured on a nonrecurring basis at June 30, 2017 and December 31, 2016. This table is comprised primarily of collateral dependent impaired loans and other real estate owned:

		Valuation	Unobservable	Range
	June 30, 2017	Techniques	Inputs	Weighted Avg

Real Estate
Commercial Construction	$67	Sales Comparison	Adjustment for Differences	(5.00)%	-	99.00%
			Between the Comparable Sales		47.00%

			Management Adjustments for	0.00%	-	10.00%
			Age of Appraisals and/or Current		5.00%
			Market Conditions

Residential Real Estate	21	Sales Comparison	Adjustment for Differences	(22.00)%	-	(6.00)%
			Between the Comparable Sales		(14.00)%

			Management Adjustments for	10.00%	-	25.00%
			Age of Appraisals and/or Current		17.50%
			Market Conditions

Commercial Real Estate	5,652	Sales Comparison	Management Adjustments for	0.00%	-	10.00%
			Age of Appraisals and/or Current		5.00%
			Market Conditions

		Income Approach	Capitalization Rate		10.67%

Farmland	350	Sales Comparison	Adjustment for Differences	0.00%	-	15.00%
			Between the Comparable Sales		7.50%

			Management Adjustments for	10.00%	-	75.00%
			Age of Appraisals and/or Current		42.50%
			Market Conditions

Other Real Estate Owned	1,857	Sales Comparison	Adjustment for Differences	(15.00)%	-	37.60%
			Between the Comparable Sales		11.30%

			Management Adjustments for	6.25%	-	81.27%
			Age of Appraisals and/or Current		31.23%
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

PART I (Continued)

Item 1 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

The table below presents a reconciliation and statement of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the three months ended June 30, 2017 and the twelve months ended December 31, 2016.

	Available for Sale Securities
	June 30, 2017	December 31, 2016

Balance, Beginning	$576	$930
Transfers out of Level 3	-	-
Maturities		(330)
Loss on OTTI Impairment Included in Noninterest Income	-	-
Unrealized Gains included in Other Comprehensive Income (Loss)	-	(24)

Balance, Ending	$576	$576

The Company’s policy is to recognize transfers in and transfers out of levels 1, 2 and 3 as of the end of a reporting period. There were no transfers of securities between levels for the six months ended June 30, 2017 and the twelve months ended December 31, 2016.

The following table presents quantitative information about recurring level 3 fair value measurements as of June 30, 2017.

		Valuation	Unobservable	Range
	Fair Value	Techniques	Inputs	Weighted Avg

State, County and Municipal	$576	Discounted Cash Flow	Discount Rate	N/A*

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  As of June 30, 2017, the interim final Basel III rules (Basel III) require the Company to also maintain minimum amounts and ratios of common equity Tier 1 capital to risk-weighted assets.  These amounts and ratios as defined in regulations are presented hereafter.  Management believes, as of June 30, 2017, the Company meets all capital adequacy requirements to which it is subject under the regulatory framework for prompt corrective action.  In the opinion of management, there are no events or conditions since prior notification of capital adequacy from the regulators that have changed the institution’s category.

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

The following table summarizes regulatory capital information as of June 30, 2017 and December 31, 2016 on a consolidated basis and for the subsidiary, as defined.  Regulatory capital ratios for June 30, 2017 and December 31, 2016 were calculated in accordance with the Basel III rules.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2017

Total Capital to Risk-Weighted Assets
Consolidated	$124,460	15.32%	$65,001	8.00%	N/A	N/A
Colony Bank	127,134	15.67	64,915	8.00	$81,144	10.00%

Tier I Capital to Risk-Weighted Assets
Consolidated	116,417	14.33	48,751	6.00	N/A	N/A
Colony Bank	119,091	14.68	48,686	6.00	64,915	8.00

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	92,917	11.44	36,563	4.50	N/A	N/A
Colony Bank	119,091	14.68	36,515	4.50	52,743	6.50

Tier I Capital to Average Assets
Consolidated	116,417	9.72	47,930	4.00	N/A	N/A
Colony Bank	119,091	9.95	47,856	4.00	59,820	5.00

PART I (Continued)

Item 1 (Continued)

(12) Regulatory Capital Matters (Continued)

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

PART I (Continued)

Item 1 (Continued)

(13) Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflects the potential dilution of restricted stock and common stock warrants. Net income available to common stockholders represents net income after preferred stock dividends. The following table presents earnings per share for the three month and six month period ended June 30, 2017 and 2016.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016

Numerator
Net Income Available to Common Stockholders	$2,433	$1,761	$4,339	$3,417

Denominator
Weighted Average Number of Common Shares
Outstanding for Basic Earnings Per Common Share	8,439	8,439	8,439	8,439

Dilutive Effect of Potential Common Stock
Restricted Stock	-	-	-	-
Stock Warrants	191	59	193	52
Weighted-Average Number of Shares Outstanding for Diluted Earnings Per Common Share	8,630	8,498	8,632	8,491

Earnings Per Share - Basic	$0.29	$0.21	$0.51	$0.40

Earnings Per Share - Diluted	$0.28	$0.21	$0.50	$0.40

(14) Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) for unrealized gains and losses securities available for sale for the period ended June 30, 2017 and the year ended December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016

Beginning Balance	$(5,022)	$(4,434)

Other Comprehensive Income Before Reclassification	1,047	(334)

Amounts Reclassified from Accumulated Other Comprehensive Income	-	(254)

Net Current Period Other Comprehensive Income	1,047	(588)

Ending Balance	$(3,975)	$(5,022)

Part I (Continued)

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Future Outlook

During the recent financial crisis, the financial industry experienced tremendous adversities as a result of the collapse of the real estate markets across the country. The Company, like most banking companies, has been affected by these economic challenges that started with a rapid stall of real estate sales and developments throughout the country. While much has been accomplished in addressing problem assets the past several years, there is still work to be done in bringing our problem assets to an acceptable level. Our focus in 2017 has been and will continue to be directed toward further reduction of problem assets.

In 2017 we have committed to improving earnings, reducing problem assets and redeeming TARP preferred stock. In the first quarter of 2017 we received approval from the Federal Reserve and the Department of Banking and Finance to completely eliminate the Preferred Stock. Given the improved condition of the company, we are also considering product and market expansion. In 2016, we opened new offices in Tifton and Statesboro, while closing four offices in smaller rural markets. In January 2017, the Company opened its third office in Savannah. In June 2017, the Company committed to purchase land in Statesboro for a new office.

In addition to improving earnings, reducing problem assets and maintaining strong capital levels, we reinstated quarterly dividend payments beginning first quarter 2017. The Company’s board of directors suspended the payment of dividends in the third quarter of 2009.

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

Major Trends/Significant Considerations

The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of June 30, 2017, and the consolidated results of operations for the six months ended June 30, 2017. This discussion should be read in conjunction with the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2017. Readers should also carefully review all other disclosures we file from time to time with the SEC.

Non-GAAP Financial Measures

Our accounting and reporting policies conform to generally accepted accounting principles (GAAP) in the United States and prevailing practices in the banking industry. However, management uses certain non-GAAP measures to supplement the evaluation of our performance. These include the fully-taxable equivalent measures: tax-equivalent net interest income, tax-equivalent net interest margin, and tax-equivalent net interest spread, which include the effects of taxable-equivalent adjustments using a federal income tax rate of 34% to increase tax-exempt interest income to a tax-equivalent basis.  Tax-equivalent adjustments are reported in Notes 1 and 2 to the Average Balances with Average Yields and Rates table under Rate/Volume Analysis. Tangible book value per common share is also a non-GAAP measure used in the selected Financial Data Section.

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

A reconciliation of these performance measures to GAAP performance measures is included in the tables below.

Non-GAAP Performance Measures Reconciliation

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Interest Income Reconciliation
Interest Income – Taxable Equivalent	$11,578	$11,199	$22,733	$22,316
Tax Equivalent Adjustment	40	58	74	86
Interest Income (GAAP)	$11,538	$11,141	$22,659	$22,230

Net Interest Income Reconciliation
Net Interest Income – Taxable Equivalent	$9,856	$9,583	$19,352	$19,067
Tax Equivalent Adjustment	40	58	74	86
Net Interest Income (GAAP)	$9,816	$9,525	$19,278	$18,981

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net Interest Margin Reconciliation
Net Interest Margin – Taxable Equivalent	3.49%	3.53%	3.42%	3.50%
Tax Equivalent Adjustment	0.01	0.02	0.01	0.02
Net Interest Margin (GAAP)	3.48%	3.51%	3.41%	3.48%

Interest Rate Spread Reconciliation
Interest Rate Spread – Taxable Equivalent	3.41%	3.42%	3.31%	3.39%
Tax Equivalent Adjustment	0.02	0.03	0.02	0.02
Interest Rate Spread (GAAP)	3.39%	3.39%	3.29%	3.37%

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

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of June 30, 2017 and December 31, 2016, and results of operations for each of the six months in the periods ended June 30, 2017 and 2016. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

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

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average interest-earning assets. Net income available to common shareholders totaled $2.43 million, or $0.28 diluted per common share, in the three months ended June 30, 2017 compared to net income available to common shareholders of 1.76 million, or $0.21 diluted per common share, in the three months ended June 30, 2016. Net income available to common shareholders totaled $4.34 million, or $0.50 diluted per common share, in six months ended June 30, 2017 compared to net income available to common shareholders of $3.42 million, or $0.40 diluted per common share, in six months ended June 30, 2016. The Company did not have any material changes to its results of operations in the second quarter of 2017.

Selected income statement data, returns on average assets and average common equity and dividends per share for the comparable periods were as follows:

	Three Months Ended June 30				Six Months Ended June 30
			$	%			$	%
	2017	2016	Variance	Variance	2017	2016	Variance	Variance

Taxable-equivalent net interest income	$9,856	$9,583	$273	2.85%	$19,352	$19,067	$285	1.49%
Taxable-equivalent adjustment	40	58	(18)	(31.03)	74	86	(12)	(13.95)

Net interest income	9,816	9,525	291	3.06	19,278	18,981	297	1.56
Provision for loan losses	-	354	(354)	(100.00)	335	708	(373)	(52.68)
Noninterest income	2,394	2,352	42	1.79	4,794	4,524	270	5.97
Noninterest expense	8,620	8,354	266	3.18	17,028	16,589	439	2.65

Income before income taxes	3,590	3,169	421	13.28	6,709	6,208	501	8.07
Income taxes	1,157	1,002	155	15.47	2,159	1,980	179	9.04

Net income	2,433	2,167	266	12.28	4,550	4,228	322	7.62

Preferred stock dividends	-	406	(406)	(100.00)	211	811	(600)	(73.98)

Net income available to common shareholders	$2,433	$1,761	$672	38.16%	$4,339	$3,417	$922	26.98%

Net income available to common shareholders:
Basic	$0.29	$0.21	$0.08	38.10%	$0.51	$0.40	$0.11	27.50%
Diluted	$0.28	$0.21	$0.07	33.33%	$0.50	$0.40	$0.10	25.00%
Return on average assets	0.81%	0.61%	0.20%	32.79%	0.72%	0.59%	0.13%	22.03%
Return on average total equity	11.10%	6.99%	4.11%	58.80%	9.56%	6.87%	2.69%	39.16%

Details of the changes in the various components of net income are further discussed below.

Part I (Continued)

Item 2 (Continued)

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 80.08 percent of total revenue for six months ended June 30, 2017 and 80.75 percent for the same period a year ago.

Net interest margin is the taxable-equivalent net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Company’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, is currently 4.25 percent. The rate increased 25 basis points in the first and second quarter of 2017. The federal funds rate moved similarly to the prime rate with interest rates currently at 1.25 percent. We expect another additional rate increase in 2017.

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

Part I (Continued)

Item 2 (Continued)

Rate/Volume Analysis

The rate/volume analysis presented hereafter illustrates the change from June 30, 2016 to June 30, 2017 for each component of the taxable equivalent net interest income separated into the amount generated through volume changes and the amount generated by changes in the yields/rates.

	Changes from June 30, 2016 to June 30, 2017
($ in thousands)	Volume	Rate	Total

Interest Income
Loans, Net-taxable	$72	$(276)	$(204)

Investment Securities
Taxable	323	248	571
Tax-exempt	(7)	(2)	(9)
Total Investment Securities	316	246	562

Interest-Bearing Deposits in other Banks	4	49	53

Other Interest - Earning Assets	7	(1)	6
Total Interest Income	399	18	417

Interest Expense
Interest-Bearing Demand and Savings Deposits	91	11	102
Time Deposits	(125)	(2)	(127)
Subordinated Debentures	-	121	121
Other Borrowed Money	126	(93)	33
Federal Funds Purchased	3	-	3

Total Interest Expense	95	37	132
Net Interest Income	$304	$(19)	$285

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

The Company maintains about 21 percent of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years. The liabilities to fund assets are primarily in short term certificate of deposits that mature within one year. The net interest margin decreased to 3.42 percent for the six months ended June 30, 2017 compared to 3.50 percent for the same period a year ago. We anticipate the net interest margin remaining relatively flat for 2017.

Taxable-equivalent net interest income for the six months ended June 30, 2017 increased by $285 thousand, or 1.49 percent compared to the same period a year ago. The average volume of earning assets during six months ended June 30, 2017 increased $40.69 million compared to the same period a year ago. Growth in average earning assets during 2017 was primarily in investments and loans.

The average volume of loans increased $2.80 million for the six months ended June 30, 2017 compared to the same period a year ago. The average yield on loans decreased 7 basis points for the six months ended June 30, 2017 compared to the same period a year ago. The average volume of investment securities increased $35.93 million for the six months ended June 30, 2017 compared to the same year ago period, while the average yield on investment securities increased 14 basis points for the same period comparison. The average volume of deposits increased $36.03 million for the six months ended June 30, 2017 compared to the same period a year ago, with interest-bearing deposits increasing $19.24 million for the six months ended June 30, 2017.

Part I (Continued)

Item 2 (Continued)

Accordingly, the ratio of average interest-bearing deposits to total average deposits was 85.19 percent for the six months ended June 30, 2017 compared to 86.34 percent in the same period a year ago. This deposit mix, combined with a general decrease in market rates, had the effect of decreasing the average cost of total deposits by 2 basis points in six months ended June 30, 2017 compared to the same period a year ago.

The Company’s net interest spread, which represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities, was 3.31 percent in six months ended June 30, 2017 compared to 3.39 percent in the same period a year ago. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment.

Part I (Continued)

Item 2 (Continued)

AVERAGE BALANCE SHEETS	Six Months Ended			Six Months Ended
	June 30, 2017			June 30, 2016
	Average	Income/	Yields/	Average	Income/	Yields/
($ in thousands)	Balances	Expense	Rates	Balances	Expense	Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Interest and fees Taxable (1)	$757,190	$19,189	5.07%	$754,392	$19,393	5.14%
Investment Securities
Taxable	344,011	3,316	1.93%	307,751	2,745	1.78%
Tax-Exempt (2)	2,285	43	3.76%	2,618	52	3.97%
Total Investment Securities	346,296	3,359	1.94%	310,369	2,797	1.80%
Interest-Bearing Deposits	24,884	114	0.92%	23,221	61	0.53%
Federal Funds Sold	-	-	-%	-	-	-%
Interest-Bearing Other Assets	3,042	71	4.67%	2,744	65	4.74%
Total Interest-Earning Assets	$1,131,412	$22,733	4.02%	$1,090,726	$22,316	4.09%
Non-interest-Earning Assets
Cash and Cash Equivalents	19,935			15,074
Allowance for Loan Losses	(8,985)			(9,384)
Other Assets	55,111			64,635
Total Noninterest-Earning Assets	66,061			70,325
Total Assets	$1,197,473			$1,161,051
Liabilities and Stockholders' Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$517,250	$931	0.36%	$466,730	$829	0.36%
Other Time	360,200	1,437	0.80%	391,476	1,564	0.80%
Total Interest-Bearing Deposits	877,450	2,368	0.54%	858,206	2,393	0.56%
Other Interest-Bearing Liabilities
Other Borrowed Money	48,934	599	2.45%	40,000	566	2.83%
Subordinated Debentures	24,229	411	3.39%	24,229	290	2.39%
Federal Funds Purchased	350	3	1.71%	-	-	-%
Total Other Interest-Bearing Liabilities	73,513	1,013	2.76%	64,229	856	2.67%
Total Interest-Bearing Liabilities	$950,963	$3,381	0.71%	$922,435	$3,249	0.70%
Noninterest-Bearing Liabilities and Stockholders' Equity
Demand Deposits	152,593			135,812
Other Liabilities	3,098			3,344
Stockholders' Equity	90,819			99,460
Total Noninterest-Bearing Liabilities and Stockholders' Equity	246,510			238,616
Total Liabilities and Stockholders' Equity	$1,197,473			$1,161,051

Interest Rate Spread			3.31%			3.39%
Net Interest Income		$19,352			$19,067
Net Interest Margin			3.42%			3.50%

(1)

The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable equivalent adjustments totaling $59 and $68 for six month periods ended June 30, 2017 and 2016, respectively, are included in tax-exempt interest on loans.

(2)

Taxable-equivalent adjustments totaling $15 and $18 for six month periods ended June 30, 2017 and 2016, respectively, are included in tax-exempt interest on investment securities. The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

Part I (Continued)

Item 2 (Continued)

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $335 thousand in the six months ended June 30, 2017 compared to $708 thousand in the same period a year ago. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Noninterest Income

The components of noninterest income were as follows:

	Three Months Ended June 30				Six Months Ended June 30
			$	%			$	%
	2017	2016	Variance	Variance	2017	2016	Variance	Variance

Service Charges on Deposit Accounts	$1,091	$1,055	$36	3.41%	$2,146	$2,057	$89	4.33%
Other Charges, Commissions and Fees	772	714	58	8.12	1,559	1,418	141	9.94
Mortgage Fee Income	202	153	49	32.03	388	253	135	53.36
Securities Gains (Losses)	-	127	(127)	(100.00)	-	129	(129)	(100.00)
Other	329	303	26	8.58	701	667	34	5.10

Total	$2,394	$2,352	$42	1.79%	$4,794	$4,524	$270	5.97%

Other Charges, Commissions and Fees. Debit card interchange fees and foreign fees increased $123 thousand in 2017 compared to the same period in 2016. The Company also received a refund on credit life insurance in 2017 of $27 thousand.

Mortgage Fee Income. The volume of mortgage loans has shown an increase in 2017 compared to the same period in 2016 which contributed to the increase in mortgage fee income.

Securities Gains (Losses). The Bank did not sale any securities in 2017; therefore the decrease is attributable to the gain on sale of securities in the prior year.

Noninterest Expense

The components of noninterest expense were as follows:

	Three Months Ended June 30				Six Months Ended June 30
			$	%			$	%
	2017	2016	Variance	Variance	2017	2016	Variance	Variance

Salaries and Employee Benefits	$4,880	$4,625	$255	5.51%	$9,665	$9,099	$566	6.22%
Occupancy and Equipment	991	978	13	1.33	1,951	1,942	9	0.46
Other	2,749	2,751	(2)	(0.07)	5,412	5,548	(136)	(2.45)

Total	$8,620	$8,354	$266	3.18%	$17,028	$16,589	$439	2.65%

Salaries and Employee Benefits. The increase in 2017 is primarily attributable to merit pay increases.

Occupancy and Equipment. The increase in the three months ended June 30, 2017 as compared to comparable periods is primarily attributable to an increase in depreciation expense in 2017.

Other. The decrease in 2017 as compared to 2016 is primarily attributable to the decrease in FDIC assessments by $218 thousand in 2017. Advertising also decreased by $135 thousand in 2017. The decrease was offset by $166 thousand increase in ATM expense, $90 thousand increase in software expense and $90 thousand increase in legal & professional fees.

Part I (Continued)

Item 2 (Continued)

Loans

The following table presents the composition of the Company’s loan portfolio as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016	$ Variance	% Variance

Commercial and Agricultural
Commercial	$44,883	$47,025	$(2,142)	(4.56)%
Agricultural	21,810	17,080	4,730	27.69
Real Estate
Commercial Construction	35,151	30,358	4,793	15.79
Residential Construction	9,230	11,830	(2,600)	(21.98)
Commercial	355,801	349,090	6,711	1.92
Residential	200,572	195,580	4,992	2.55
Farmland	70,194	66,877	3,317	4.96
Consumer and Other
Consumer	19,134	19,695	(561)	(2.85)
Other	18,791	16,748	2,043	12.20
Gross Loans	775,566	754,283	21,283	2.82
Unearned Interest and Fees	(454)	(361)	(93)	(25.76)
Allowance for Loan Losses	(8,043)	(8,923)	880	9.86
Net Loans	$767,069	$744,999	$22,070	2.96%

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

Part I (Continued)

Item 2 (Continued)

Commercial and Agricultural. Commercial and agricultural loans at June 30, 2017 increased 4.04 percent to $66.7 million from December 31, 2016 at $64.1 million. The Company’s commercial and agricultural loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Company’s loan policy guidelines.

Real Estate.  Commercial and residential construction loans increased by $2.19 million, or 5.20 percent, at June 30, 2017 to $44.38 million from $42.2 million at December 31, 2016.  Commercial real estate increased $6.71 million, or 1.92 percent, at June 30, 2017 to $355.80 million from $349.09 million at December 31, 2016. The Company also had several new large loans that attributed to the increase in commercial real estate for the period ending June 30, 2017.

Other.  Other loans at June 30, 2017 increased 12.20 percent to $18.79 million from $16.75 million at December 31, 2016.

Collateral Concentrations. Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions. The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk, particularly with the current economic downturn in the real estate market. At June 30, 2017, approximately 87 percent of the Company’s loan portfolio was concentrated in loans secured by real estate. A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector. In addition, a large portion of the Company’s foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions. Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis. Though the real estate market remains somewhat sluggish, we have seen real estate values stabilize. The stabilization of rates has resulted in a decrease in the number of loans being classified as impaired over the past several years.

Part I (Continued)

Item 2 (Continued)

Nonperforming Assets and Potential Problem Loans

Nonperforming assets and accruing past due loans as of June 30, 2017, December 31, 2016 and June 30, 2016 were as follows:

	June 30, 2017	December 31, 2016	June 30, 2016

Loans Accounted for on Nonaccrual	$8,176	$12,350	$13,149
Loans Accruing Past Due 90 Days or More	-	-	-
Other Real Estate Foreclosed	4,525	6,439	10,178
Total Nonperforming Assets	$12,701	$18,789	$23,327

Nonperforming Assets by Segment Construction and Land Development	$2,900	$3,376	$4,414
1-4 Family Residential	3,436	4,375	4,875
Nonfarm Residential	4,582	9,182	12,213
Farmland	678	800	933
Commercial and Consumer	1,105	1,056	892
Total Nonperforming Assets	$12,701	$18,789	$23,327

Nonperforming Assets as a Percentage of:
Total Loans and Foreclosed Assets	1.63%	2.47%	3.01%
Total Assets	1.06%	1.55%	2.03%
Nonperforming Loans as a Percentage of:
Total Loans	1.05%	1.64%	1.72%

Supplemental Data:
Trouble Debt Restructured Loans In Compliance with Modified Terms	$16,890	$17,992	$19,346
Trouble Debt Restructured Loans Past Due 30-89 Days	-	319	338
Accruing Past Due Loans:
30-89 Days Past Due	$6,218	$4,469	$5,611
90 or More Days Past Due	-	-	-
Total Accruing Past Due Loans	$6,218	$4,469	$5,611

Allowance for Loan Losses	$8,043	$8,923	$9,390
ALLL as a Percentage of:
Total Loans	1.04%	1.18%	1.23%
Nonperforming Loans	98.37%	72.25%	71.41%

Nonperforming assets include nonaccrual loans, loans past due 90 days or more and foreclosed real estate. Nonperforming assets at June 30, 2017 decreased 32.40 percent from December 31, 2016.

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

Part I (Continued)

Item 2 (Continued)

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the three month periods ended June 30, 2017 and June 30, 2016.

	June 30, 2017		June 30, 2016
	Average	Average	Average	Average
	Amount	Rate (1)	Amount	Rate (1)

Noninterest-Bearing Demand Deposits	$152,593		$135,812
Interest-Bearing Demand and Savings Deposits	517,250	0.36%	466,730	0.36%
Time Deposits	360,200	0.80%	391,476	0.80%

Total Deposits	$1,030,043	0.46%	$994,018	0.48%

(1) Average rate is an annualized rate.

Average deposits increased $36.03 million to $1.03 billion at June 30, 2017 from $994.02 million at June 30, 2016. The increase included an increase of $16.78 million, or 12.36 percent in noninterest-bearing demand deposits while, at the same time, interest-bearing demand and savings deposits increased $50.52 million, or 10.82 percent and time deposits decreased $31.28 million, or 7.99 percent. Accordingly the ratio of average noninterest-bearing deposits to total average deposits was 14.81 percent for six months ended June 30, 2017 compared to 13.66 percent for six months ended June 30, 2016. The general decrease in market rates, had the effect of decreasing the average cost of total deposits by 2 basis points in six months ended June 30, 2017 compared to the same period a year ago.

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

Part I (Continued)

Item 2 (Continued)

As of June 30, 2017 and December 31, 2016, financial instruments with off-balance sheet risk were as follows:

	Contract Amount
	June 30, 2017	December 31, 2016

Loan Commitments	$96,380	$71,359
Letters of Credit	1,445	1,551

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

Loan Commitments. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses. Loan commitments outstanding at June 30, 2017 are included in the table in Footnote 10 of the Consolidated Financial Statements.

Capital and Liquidity

At June 30, 2017, stockholders’ equity totaled $88.99 million compared to $93.39 million at December 31, 2016. In addition to net income of $4.55 million, other significant changes in stockholders’ equity during six months ended June 30, 2017 included $211 thousand of preferred stock dividends paid and $9.36 million redemption of preferred stock. The Company also had $422 thousand of common stock dividends paid during the six months ended June 30, 2017. The accumulated other comprehensive income (loss) component of stockholders’ equity totaled $(3.97) thousand at June 30, 2017 compared to $(5.02) million at December 31, 2016. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items.

Tier 1 capital consists of common stock and qualifying preferred stockholders’ equity and trust preferred securities less goodwill. Tier 2 capital consists of tier 1 capital and the allowance for loan losses up to 1.25 percent of risk-weighted assets. The Company has no Tier 2 capital other than the allowance for loan losses.

Using the capital requirements presently in effect, the Tier 1 ratio as of June 30, 2017 was 14.33 percent and total Tier 1 and 2 risk-based capital was 15.32 percent. Both of these measures compare favorably with the regulatory minimum to be adequately capitalized of 6 percent for Tier 1 and 8 percent for total risk-based capital. The Company’s common equity Tier 1 ratio as of June 30, 2017 was 11.44, which exceeds the regulatory minimum of 4.50 percent. The Company’s Tier 1 leverage ratio as of June 30, 2017 was 9.72 percent, which exceeds the required ratio standard of 4 percent.

As of June 30, 2017, average capital was $90.82 million, representing 7.58 percent of average assets for the year. This compares to 8.57 percent for June 2016.

After suspending common stock dividend payments beginning in the third quarter of 2009 for capital retention purposes, the Company reinstated common stock dividends in the first quarter of 2017. The Company paid $0.025 per common stock in the first and second quarter of 2017.

The Company declared dividends of $211 thousand and $811 thousand on preferred stock on June 30, 2017 and 2016, respectively. Additional information is provided in the Notes to the Consolidated Financial Statements for Preferred Stock and Warrants.

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

The investment portfolio provides a ready means to raise cash if liquidity needs arise. As of June 30, 2017, the available for sale bond portfolio totaled $337.7 million. At December 31, 2016, the available for sale bond portfolio totaled $323.7 million. Only marketable investment grade bonds are purchased. Although a good portion of the banks’ bond portfolios are encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for a sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it primarily determines the Company’s liquidity posture. The Company had ratios of loans to deposits of 75.6 percent as of June 30, 2017 and 72.2 percent at December 31, 2016. Management employs alternative funding sources when deposit balances will not meet loan demands. The ratios of loans to all funding sources (excluding Subordinated Debentures) at June 30, 2017 and December 31, 2016 were 71.6 percent and 69.2 percent, respectively.

Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources. The stability of the banks’ core deposit base is an important factor in Colony’s liquidity position. A heavy percentage of the deposit base is comprised of accounts of individuals and small businesses with comprehensive banking relationships and limited volatility. At June 30, 2017 and December 31, 2016, the Company had $26.3 million and $32.2 million in certificates of deposit of $250 or more. These larger deposits represented 2.6 percent and 3.1 percent of respective total deposits. Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed. Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

The Company supplemented deposit sources with brokered deposits. As of June 30, 2017, the Company had $49.1 million, or 4.78 percent of total deposits, in CDARS. Additional information is provided in the Notes to the Consolidated Financial Statements regarding these brokered deposits. Additionally, the Company uses external deposit listing services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed. These deposits obtained from listing services are often referred to as wholesale or internet CDs. As of June 30, 2017, the Company had $17.95 million, or 1.75 percent of total deposits, in internet certificates of deposit obtained through deposit listing services.

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

Return on Assets and Stockholders’ Equity

The following table presents selected financial ratios for each of the periods indicated.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016

Return on Average Assets (1)	0.81%	0.61%	0.72%	0.59%

Return on Average Total Equity (1)	11.10%	6.99%	9.56%	6.87%

Average Total Equity to Average Assets	7.34%	8.71%	7.58%	8.57%

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

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Colony Bankcorp, Inc.

/s/ Edward P. Loomis, Jr.
Date:	August 2, 2017	Edward P. Loomis, Jr.
President/Director/Chief Executive Officer

/s/ Edward P. Loomis, Jr.
Date:	August 2, 2017	Terry L. Hester
Executive Vice-President/Director/Chief Financial Officer