Form 10-Q
period 2017-09-30
COLONY BANKCORP INC
filed 2017-10-31
CIK 711669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017	COMMISSION FILE NUMBER 0-12436

COLONY BANKCORP, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

GEORGIA	58-1492391
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NUMBER)

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).

YES          NO   X

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS	OUTSTANDING AT OCTOBER 31, 2017
COMMON STOCK, $1 PAR VALUE	8,439,258

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

PART 1. FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

THE FOLLOWING FINANCIAL STATEMENTS ARE PROVIDED FOR COLONY BANKCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY BANK, COLONY BANK

A.	CONSOLIDATED BALANCE SHEETS – SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016 (AUDITED).

B.	CONSOLIDATED STATEMENTS OF INCOME – FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (UNAUDITED).

C.	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (UNAUDITED).

D.	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (UNAUDITED).

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING SOLELY OF NORMAL RECURRING ADJUSTMENTS) NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2017 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

PART I (Continued)

Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2017 AND DECEMBER 31, 2016
(DOLLARS IN THOUSANDS)

	September 30, 2017	December 31, 2016
ASSETS	(Unaudited)	(Audited)

Cash and Cash Equivalents
Cash and Due from Banks	$18,848	$28,822

Interest-Bearing Deposits	12,752	46,345
Investment Securities
Available for Sale, at Fair Value	338,249	323,658

Federal Home Loan Bank Stock, at Cost	3,255	3,010
Loans	770,046	754,283
Allowance for Loan Losses	(7,977)	(8,923)
Unearned Interest and Fees	(430)	(361)
	761,639	744,999
Premises and Equipment	27,616	27,969
Other Real Estate (Net of Allowance of $1,373 and $1,878 as of September 30, 2017 and December 31, 2016, Respectively)	4,520	6,439
Other Intangible Assets	54	81
Other Assets	28,460	29,119
Total Assets	$1,195,393	$1,210,442

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest-Bearing	$162,706	$159,059
Interest-Bearing	857,557	885,298
	1,020,263	1,044,357
Borrowed Money
Subordinated Debentures	24,229	24,229
Other Borrowed Money	56,000	46,000
	80,229	70,229

Other Liabilities	3,299	2,468

Stockholders' Equity
Preferred Stock, Stated Value $1,000 a Share; Authorized 10,000,000 Shares, Issued Shares of 0 and 9,360 as of September 30, 2017 and December 31, 2016, Respectively	-	9,360
Common Stock, Par Value $1 a Share; Authorized 20,000,000 Shares, Issued 8,439,258 Shares as of September 30, 2017 and December 31, 2016	8,439	8,439
Paid-In Capital	29,145	29,145
Retained Earnings	57,794	51,466
Accumulated Other Comprehensive (Loss), Net of Tax Benefits	(3,776)	(5,022)
	91,602	93,388
Total Liabilities and Stockholders' Equity	$1,195,393	$1,210,442

The accompanying notes are an integral part of these statements.

PART I (Continued)

Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest Income
Loans, Including Fees	$9,754	$9,810	$28,884	$29,135
Deposits with Other Banks	52	18	166	79
Investment Securities
U.S. Government Agencies	1,684	1,266	4,932	3,978
State, County and Municipal	27	30	87	97
Corporate Debt	23	-	59	-
Dividends on Other Investments	38	32	109	97
	11,578	11,156	34,237	33,386
Interest Expense
Deposits	1,191	1,187	3,559	3,580
Federal Funds Purchased	-	-	3	-
Borrowed Money	544	413	1,554	1,269
	1,735	1,600	5,116	4,849

Net Interest Income	9,843	9,556	29,121	28,537
Provision for Loan Losses	-	354	335	1,062
Net Interest Income After Provision for Loan Losses	9,843	9,202	28,786	27,475

Noninterest Income
Service Charges on Deposits	1,169	1,128	3,315	3,185
Other Service Charges, Commissions and Fees	741	686	2,300	2,104
Mortgage Fee Income	241	254	629	507
Securities Gains (Losses)	-	256	-	385
Other	273	313	974	980
	2,424	2,637	7,218	7,161
Noninterest Expenses
Salaries and Employee Benefits	4,802	4,726	14,467	13,825
Occupancy and Equipment	1,014	1,025	2,965	2,967
Other	2,564	2,903	7,976	8,451
	8,380	8,654	25,408	25,243

Income Before Income Taxes	3,887	3,185	10,596	9,393
Income Taxes	1,265	927	3,424	2,907
Net Income	2,622	2,258	7,172	6,486
Preferred Stock Dividends	-	378	211	1,189
Net Income Available to Common Stockholders	$2,622	$1,880	$6,961	$5,297
Net Income Per Share of Common Stock
Basic	$0.31	$0.22	$0.82	$0.63
Diluted	$0.30	$0.22	$0.81	$0.62
Cash Dividends Declared Per Share of Common Stock	$0.025	$-	$0.075	$-
Weighted Average Basic Shares Outstanding	8,439,258	8,439,258	8,439,258	8,439,258
Weighted Average Diluted Shares Outstanding	8,629,523	8,506,268	8,631,566	8,495,752

The accompanying notes are an integral part of these statements.

PART I (Continued)

Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Net Income	$2,622	$2,258	$7,172	$6,486

Other Comprehensive Income:

Gains (Losses) on Securities
Arising During the Year	300	(1,182)	1,888	5,905
Tax Effect	(102)	402	(642)	(2,008)
Realized Gains on Sale of AFS Securities	-	(256)	-	(385)
Tax Effect	-	87	-	131

Change in Unrealized Gains (Losses) on Securities Available for Sale, Net of Reclassification Adjustment and Tax Effects	198	(949)	1,246	3,643

Comprehensive Income	$2,820	$1,309	$8,418	$10,129

The accompanying notes are an integral part of these statements.

PART I (Continued)

Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Nine Months Ended
	September 30, 2017	September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$7,172	$6,486
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	1,240	1,178
Provision for Loan Losses	335	1,062
Securities (Gains)	-	(385)
Amortization and Accretion	1,077	1,142
(Gain) on Sale of Other Real Estate and Repossessions	(111)	(17)
Provision for Losses on Other Real Estate	256	126
Increase in Cash Surrender Value of Life Insurance	(404)	(416)
(Gain) Loss on Sale of Premises & Equipment	(11)	80
Other Prepaids, Deferrals and Accruals, Net	1,344	340
	10,898	9,596
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Investment Securities Available for Sale	(54,448)	(49,355)
Proceeds from Maturities, Calls, and Paydowns of Investment Securities:
Available for Sale	40,698	39,022
Proceeds from Sale of Investment Securities
Available for Sale	-	25,210
Interest-Bearing Deposits in Other Banks	33,593	24,743
Net Loans to Customers	(18,360)	(21,968)
Purchase of Premises and Equipment	(913)	(2,635)
Proceeds from Sale of Other Real Estate and Repossessions	3,168	2,981
Federal Home Loan Bank Stock	(245)	(279)
Proceeds from Sale of Premises and Equipment	38	86
	3,531	17,805
CASH FLOWS FROM FINANCING ACTIVITIES
Noninterest-Bearing Customer Deposits	3,647	5,055
Interest-Bearing Customer Deposits	(27,741)	(38,019)
Dividends Paid for Preferred Stock	(316)	(1,230)
Dividends Paid for Common Stock	(633)	-
Redemption of Preferred Stock	(9,360)	(3,661)
Payments on Other Borrowed Money	(16)	(4,000)
Proceeds from Federal Home Loan Bank Advances	5,000	10,000
Proceeds from Other Borrowed Money	5,016	-
	(24,403)	(31,855)

Net Decrease in Cash and Cash Equivalents	(9,974)	(4,454)
Cash and Cash Equivalents at Beginning of Period	28,822	22,257
Cash and Cash Equivalents at End of Period	$18,848	$17,803

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

The consolidated financial statements in this report are unaudited, except for the December 31, 2016 consolidated balance sheet. All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements, have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company. The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the results which may be expected for the entire year.

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

Concentrations of Credit Risk

Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions. The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk. At September 30, 2017, approximately 86 percent of the Company’s loan portfolio was concentrated in loans secured by real estate. A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector. Collateral real estate values that secure land development, construction and speculative real estate loans in the Company’s larger Metropolitan Statistical Area (MSA) markets have resulted in high loan loss provisions in recent years. In addition, a large portion of the Company’s foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions. Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.

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

Bank-Owned Life Insurance

The Company has purchased life insurance on the lives of certain key members of management and directors. The life insurance policies are recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or amounts due that are probable at settlement, if applicable. Increases in the cash surrender value are recorded as other income in the consolidated statements of income. The cash surrender value of the insurance contracts is recorded in other assets on the consolidated balance sheets in the amount of $15,823 and $15,419 as of September 30, 2017 and December 31, 2016, respectively.

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

(2) Investment Securities

Investment securities as of September 30, 2017 and December 31, 2016 are summarized as follows:

September 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities Available for Sale:
U. S. Government Agencies
Mortgage-Backed	$336,376	$368	$(6,086)	$330,658
State, County & Municipal	4,527	37	(25)	4,539
Corporate Bonds	2,052	8	-	2,060
Asset Backed	1,016	-	(24)	992
	$343,971	$413	$(6,135)	$338,249

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities Available for Sale:
U. S. Government Agencies
Mortgage-Backed	$326,694	$76	$(7,673)	$319,097
State, County & Municipal	4,573	18	(30)	4,561
	$331,267	$94	$(7,703)	$323,658

PART I (Continued)

Item 1 (Continued)

(2) Investment Securities (Continued)

The amortized cost and fair value of investment securities as of September 30, 2017, by contractual maturity, are shown hereafter. Expected maturities may differ from contractual maturities for certain investments because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This is often the case with mortgage-backed securities, which are disclosed separately in the table below.

	Securities
	Available for Sale
	Amortized Cost	Fair Value

Due In One Year or Less	$318	$320
Due After One Year Through Five Years	4,690	4,682
Due After Five Years Through Ten Years	878	899
Due After Ten Years	1,709	1,690
	$7,595	$7,591

Mortgage-Backed Securities	336,376	330,658
	$343,971	$338,249

The Bank did not sell any investments during the first nine months of 2017. Therefore the Bank did not have any proceeds, gains or losses during the first nine months of 2017. Proceeds from the sale of investments available for sale totaled $25,210 for the first nine months of 2016. The sale of investments available for sale during the first six months of 2016 resulted in gross realized gains of $392 and losses of $7.

Investment securities having a carrying value approximating $153,050 and $144,854 as of September 30, 2017 and December 31, 2016, respectively, were pledged to secure public deposits and for other purposes.

Information pertaining to securities with gross unrealized losses at September 30, 2017 and December 31, 2016 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

September 30, 2017
U. S. Government Agencies
Mortgage-Backed	$136,825	$(1,973)	$126,175	$(4,113)	$263,000	$(6,086)
State, County and Municipal	1,423	(25)	-	-	1,423	(25)
Asset Backed	992	(24)	-	-	992	(24)
	$139,240	$(2,022)	$126,175	$(4,113)	$265,415	$(6,135)

December 31. 2016
U.S. Government Agencies
Mortgage-Backed	$174,201	$(3,460)	$107,482	$(4,213)	$281,683	$(7,673)
State, County and Municipal	3,488	(30)	-	-	3,488	(30)
	$177,689	$(3,490)	$107,482	$(4,213)	$285,171	$(7,703)

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

At September 30, 2017, 106 securities have unrealized losses which have depreciated 2.26 percent from the Company’s amortized cost basis. These securities are guaranteed by either the U.S. Government, other governments or U.S. corporations. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary.

(3) Loans

The following table presents the composition of loans segregated by class of loans, as of September 30, 2017 and December 31, 2016.

	September 30, 2017	December 31, 2016
Commercial and Agricultural
Commercial	$45,363	$47,025
Agricultural	25,246	17,080

Real Estate
Commercial Construction	36,533	30,358
Residential Construction	8,905	11,830
Commercial	346,251	349,090
Residential	196,332	195,580
Farmland	71,903	66,877

Consumer and Other
Consumer	18,677	19,695
Other	20,836	16,748

Total Loans	$770,046	$754,283

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

The following table presents the loan portfolio by credit quality indicator (risk grade) as of September 30, 2017 and December 31, 2016. Those loans with a risk grade of 1, 2, 3 or 4 have been combined in the pass column for presentation purposes. For the period ending September 30, 2017, the Company did not have any loans classified as “doubtful” or a “loss”.

September 30, 2017
	Pass	Special Mention	Substandard	Total Loans
Commercial and Agricultural
Commercial	$43,641	$838	$884	$45,363
Agricultural	24,759	164	323	25,246

Real Estate
Commercial Construction	32,100	1,206	3,227	36,533
Residential Construction	8,707	-	198	8,905
Commercial	332,075	4,744	9,432	346,251
Residential	180,695	4,921	10,716	196,332
Farmland	70,111	923	869	71,903

Consumer and Other
Consumer	18,206	102	369	18,677
Other	20,827	9	-	20,836

Total Loans	$731,121	$12,907	$26,018	$770,046

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

PART I (Continued)

Item 1 (Continued)

(3) Loans (Continued)

The following table represents an age analysis of past due loans and nonaccrual loans, segregated by class of loans, as of September 30, 2017 and December 31, 2016:

September 30, 2017
	Accruing Loans
		90 Days
	30-89 Days	or More	Total Accruing	Nonaccrual
	Past Due	Past Due	Loans Past Due	Loans	Current Loans	Total Loans
Commercial and Agricultural
Commercial	$301	$-	$301	$653	$44,409	$45,363
Agricultural	75	-	75	321	24,850	25,246

Real Estate
Commercial Construction	56	-	56	602	35,875	36,533
Residential Construction	-	-	-	198	8,707	8,905
Commercial	1,501	-	1,501	3,146	341,604	346,251
Residential	2,917	-	2,917	2,868	190,547	196,332
Farmland	158	-	158	839	70,906	71,903

Consumer and Other
Consumer	242	-	242	180	18,255	18,677
Other	-	-	-	-	20,836	20,836

Total Loans	$5,250	$-	$5,250	$8,807	$755,989	$770,046

December 31, 2016
	Accruing Loans
		90 Days
	30-89 Days	or More	Total Accruing	Nonaccrual
	Past Due	Past Due	Loans Past Due	Loans	Current Loans	Total Loans
Commercial and Agricultural
Commercial	$420	$-	$420	$635	$45,970	$47,025
Agricultural	33	-	33	209	16,838	17,080

Real Estate
Commercial Construction	54	-	54	190	30,114	30,358
Residential Construction	-	-	-	-	11,830	11,830
Commercial	492	-	492	6,360	342,238	349,090
Residential	3,179	-	3,179	3,944	188,457	195,580
Farmland	95	-	95	800	65,982	66,877

Consumer and Other
Consumer	196	-	196	212	19,287	19,695
Other	-	-	-	-	16,748	16,748

Total Loans	$4,469	$-	$4,469	$12,350	$737,464	$754,283

PART I (Continued)

Item 1 (Continued)

(3) Loans (Continued)

The following table details impaired loan data as of September 30, 2017:

September 30, 2017
	Unpaid
	Contractual			Average	Interest	Interest
	Principal	Impaired	Related	Recorded	Income	Income
	Balance	Balance	Allowance	Investment	Recognized	Collected

With No Related Allowance Recorded
Commercial	$653	$653	$-	$642	$28	$28
Agricultural	342	322	-	271	5	12
Commercial Construction	176	176	-	163	4	5
Residential Construction	198	198		99	5	5
Commercial Real Estate	10,775	10,775	-	12,851	368	356
Residential Real Estate	5,506	4,718	-	4,563	156	176
Farmland	841	839	-	779	54	58
Consumer	180	179	-	186	5	5
Other	-	-	-	-	-	-

	18,671	17,860	-	19,554	625	645

With An Allowance Recorded
Commercial	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Commercial Construction	497	497	69	178	22	32
Residential Construction	-	-	-	-	-	-
Commercial Real Estate	7,124	7,124	1,471	6,817	201	202
Residential Real Estate	37	37	21	575	(1)	2
Farmland	373	373	24	377	17	16
Consumer	-	-	-	-	-	-
Other	-	-	-	-	-	-

	8,031	8,031	1,585	7,947	239	252

Total
Commercial	653	653	-	642	28	28
Agricultural	342	322	-	271	5	12
Commercial Construction	673	673	69	341	26	37
Residential Construction	198	198	-	99	5	5
Commercial Real Estate	17,899	17,899	1,471	19,668	569	558
Residential Real Estate	5,543	4,755	21	5,138	155	178
Farmland	1,214	1,212	24	1,156	71	74
Consumer	180	179	-	186	5	5
Other	-	-	-	-	-	-

	$26,702	$25,891	$1,585	$27,501	$864	$897

PART I (Continued)

Item 1 (Continued)

The following table details impaired loan data as of December 31, 2016:

December 31, 2016
	Unpaid
	Contractual			Average	Interest	Interest
	Principal	Impaired	Related	Recorded	Income	Income
	Balance	Balance	Allowance	Investment	Recognized	Collected

With No Related Allowance Recorded
Commercial	$635	$635	$-	$539	$24	$27
Agricultural	229	209	-	210	9	12
Commercial Construction	191	191	-	698	7	7
Residential Construction	-	-	-	-	-	-
Commercial Real Estate	14,358	14,276	-	14,275	567	560
Residential Real Estate	4,261	3,952	-	4,553	73	191
Farmland	921	799	-	1,016	22	26
Consumer	212	212	-	213	10	12

	20,807	20,274	-	21,504	712	835

With An Allowance Recorded
Commercial	-	-	-	30	-	-
Agricultural	-	-	-	-	-	-
Commercial Construction	72	72	21	74	1	2
Residential Construction	-	-	-	-	-	-
Commercial Real Estate	8,557	8,467	3,022	8,340	239	236
Residential Real Estate	1,476	1,468	363	1,043	28	32
Farmland	380	380	29	384	21	21
Consumer	-	-	-	-	-	-

	10,485	10,387	3,435	9,871	289	291

Total
Commercial	635	635	-	569	24	27
Agricultural	229	209	-	210	9	12
Commercial Construction	263	263	21	772	8	9
Residential Construction	-	-	-	-	-	-
Commercial Real Estate	22,915	22,743	3,022	22,615	806	796
Residential Real Estate	5,737	5,420	363	5,596	101	223
Farmland	1,301	1,179	29	1,400	43	47
Consumer	212	212	-	213	10	12

	$31,292	$30,661	$3,435	$31,375	$1,001	$1,126

PART I (Continued)

Item 1 (Continued)

(3) Loans (Continued)

The following table details impaired loan data as of September 30, 2016:

September 30, 2016
	Unpaid
	Contractual			Average	Interest	Interest
	Principal	Impaired	Related	Recorded	Income	Income
	Balance	Balance	Allowance	Investment	Recognized	Collected

With No Related Allowance Recorded
Commercial	$646	$646	$-	$515	$15	$18
Agricultural	301	280	-	211	5	13
Commercial Construction	508	508	-	825	16	15
Residential Construction	-	-		-	-	-
Commercial Real Estate	16,457	16,367	-	14,274	490	480
Residential Real Estate	5,321	4,995	-	4,704	56	178
Farmland	921	919	-	1,071	(4)	1
Consumer	241	241		214	7	9
Other	-	-	-	-	-	-

	24,395	23,956	-	21,814	585	714

With An Allowance Recorded
Commercial	-	-	-	38	-	-
Agricultural	-	-	-	-	-	-
Commercial Construction	73	73	22	74	-	-
Residential Construction	-	-	-	-	-	-
Commercial Real Estate	8,316	8,316	2,470	8,308	177	173
Residential Real Estate	858	851	435	936	4	6
Farmland	382	382	33	385	16	14
Consumer	-	-	-	-	-	-
Other	-	-	-	-	-	-

	9,629	9,622	2,960	9,741	197	193

Total
Commercial	646	646	-	553	15	18
Agricultural	301	280	-	211	5	13
Commercial Construction	581	581	22	899	16	15
Residential Construction	-	-	-	-	-	-
Commercial Real Estate	24,773	24,683	2,470	22,582	667	653
Residential Real Estate	6,179	5,846	435	5,640	60	184
Farmland	1,303	1,301	33	1,456	12	15
Consumer	241	241	-	214	7	9
Other	-	-	-	-	-	-

	$34,024	$33,578	$2,960	$31,555	$782	$907

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

As discussed in Note 1, Summary of Significant Accounting Policies, once a loan is identified as a TDR, it is accounted for as an impaired loan. The Company had no unfunded commitments to lend to a customer that has a troubled debt restructured loan as of September 30, 2017. The following tables present the number of loan contracts restructured during the three month and nine month period ended September 30, 2017 and 2016. It shows the pre- and post-modification recorded investment as well as the number of contracts and the recorded investment for those TDRs modified during the previous twelve months which subsequently defaulted during the period. Loans modified in a troubled debt restructuring are considered to be in default once the loan becomes 90 days past due. A TDR may cease being classified as impaired if the loan is subsequently modified at market terms and, has performed according to the modified terms for at least six months, and there has not been any prior principal forgiveness on a cumulative basis.

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
Troubled Debt Restructurings
	# of Contracts	Pre-Modification	Post-Modification	# of Contracts	Pre-Modification	Post-Modification

Residential Real Estate	-	$-	$-	-	$-	$-

Total Loans	-	$-	$-	-	$-	$-

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
Troubled Debt Restructurings
	# of Contracts	Pre-Modification	Post-Modification	# of Contracts	Pre-Modification	Post-Modification

Residential Real Estate	-	$-	$-	1	$91	$91

Total Loans	-	$-	$-	1	$91	$91

The company did not have any TDRs that subsequently defaulted for the three months and nine months ended September 30, 2017.

PART I (Continued)

Item 1 (Continued)

(4) Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses, segregated by class of loan, for the nine month period ended September 30, 2017 and September 30, 2016. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other loan categories and periodically may result in reallocation within the provision categories.

September 30, 2017
	Beginning				Ending
	Balance	Charge-Offs	Recoveries	Provision	Balance

Commercial and Agricultural
Commercial	$456	$(215)	$124	$71	$436
Agricultural	168	(160)	3	238	249

Real Estate
Commercial Construction	323	(49)	241	473	988
Residential Construction	13	-	-	(7)	6
Commercial	5,751	(966)	523	(1,085)	4,223
Residential	1,396	(648)	47	334	1,129
Farmland	722	(61)	2	209	872

Consumer and Other
Consumer	80	(184)	60	100	56
Other	14	-	2	2	18

	$8,923	$(2,283)	$1,002	$335	$7,977

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

During the first quarter of 2017 Company management completed the transition to a change to its allowance for loan loss methodology by expanding the historical loss period from a rolling 8 quarters to 16 quarters.  Management believes the longer historical loss period better reflects the current and expected loss behavior of the loan portfolio within the current credit cycle.  As of September 30, 2017, this change in the historical loss period resulted in an increase to the allowance for loan losses of $191.

Management continually evaluates the allowance for loan losses methodology seeking to refine and enhance this process as appropriate, and it is likely that the methodology will continue to evolve over time.

The Company determines its individual reserves during its quarterly review of substandard loans. This process involves reviewing all loans with a risk grade of 6 or greater and an outstanding balance of $250,000 or more, regardless of the loans impairment classification. At September 30, 2017, there were 155 impaired loans totaling $4.5 million below the $250,000 review threshold which were not individually reviewed for impairment. Those loans were subject to the bank’s general loan loss reserve methodology and are included in the “Collectively Evaluated for Impairment” column of the following tables. Likewise, at September 30, 2016, there were 160 impaired loans totaling $4.6 million which were below the $250,000 review threshold and were subject to the bank’s general loan loss reserve methodology and are included in the “Collectively Evaluated for Impairment” column of the following tables.

Since not all loans in the substandard category are considered impaired, this quarterly review process may result in the identification of specific reserves on unimpaired loans. Management considers those loans graded substandard, but not classified as impaired, to be higher risk loans and, therefore, makes specific allocations to the allowance for those loans if warranted. The total of such loans is $12.68 million and $12.45 million as of September 30, 2017 and 2016, respectively. Specific allowance allocations were made for these loans totaling $1.49 million and $742 thousand as of September 30, 2017 and 2016, respectively. Since these loans are not considered impaired, both the loan balance and related specific allocation are included in the “Collectively Evaluated for Impairment” column of the following tables.

PART I (Continued)

Item 1 (Continued)

(4) Allowance for Loan Losses (Continued)

The following tables present breakdowns of the allowance for loan losses, segregated by impairment methodology for September 30, 2017 and 2016:

September 30, 2017
	Ending Allowance Balance			Ending Loan Balance

	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
Commercial and Agricultural
Commercial	$-	$436	$436	$77	$45,286	$45,363
Agricultural	-	249	249	5	25,241	25,246

Real Estate
Commercial Construction	69	919	988	497	36,036	36,533
Residential Construction	-	6	6	-	8,905	8,905
Commercial	1,471	2,752	4,223	17,605	328,646	346,251
Residential	21	1,108	1,129	2,204	194,128	196,332
Farmland	24	848	872	1,038	70,865	71,903

Consumer and Other
Consumer	-	56	56	-	18,677	18,677
Other	-	18	18	-	20,836	20,836

Total End of Period Balance	$1,585	$6,392	$7,977	$21,426	$748,620	$770,046

September 30, 2016
	Ending Allowance Balance			Ending Loan Balance

	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
Commercial and Agricultural
Commercial	$-	$491	$491	$8	$45,765	$45,773
Agricultural	-	281	281	-	26,547	26,547

Real Estate
Commercial Construction	22	436	458	380	33,344	33,724
Residential Construction	-	22	22	-	10,325	10,325
Commercial	2,470	2,817	5,287	24,363	325,029	349,392
Residential	435	1,230	1,665	3,200	191,845	195,045
Farmland	33	829	862	1,047	72,754	73,801

Consumer and Other
Consumer	-	103	103	-	20,378	20,378
Other	-	34	34	-	21,132	21,132

Total End of Period Balance	$2,960	$6,243	$9,203	$28,998	$747,119	$776,117

PART I (Continued)

Item 1 (Continued)

(5) Other Real Estate Owned

The aggregate carrying amount of Other Real Estate Owned (OREO) at September 30, 2017 and December 31, 2016 was $4,520 and $6,439, respectively. All of the Company’s other real estate owned represents properties acquired through foreclosure or deed in lieu of foreclosure. The following table details the change in OREO for the nine months ended September 30, 2017 and the year ended December 31, 2016.

	Nine Months Ended	Twelve Months Ended
	September 30, 2017	December 31, 2016

Balance, Beginning	$6,439	$8,839

Additions	1,345	5,664
Sales of OREO	(3,121)	(7,416)
Gains (Losses) on Sale	113	(146)
Provision for Losses	(256)	(502)

Balance, Ending	$4,520	$6,439

At September 30, 2017, the Company held $674 thousand of residential real estate property as foreclosed property compared to $431 thousand as of December 31, 2016.  Also at September 30, 2017, $93 thousand of consumer mortgage loans collateralized by residential real estate property were in the process of foreclosure according to local requirements of the applicable jurisdictions. At December 31, 2016, only $204 thousand of consumer mortgage loans collateralized by residential real estate property were in the process of foreclosure according to local requirements of the applicable jurisdictions.

(6) Deposits

The aggregate amount of overdrawn deposit accounts reclassified as loan balances totaled $435 and $414 as of September 30, 2017 and December 31, 2016.

Components of interest-bearing deposits as of September 30, 2017 and December 31, 2016 are as follows:

	Nine Months Ended	Twelve Months Ended
	September 30, 2017	December 31, 2016

Interest-Bearing Demand	$433,210	$448,004
Savings	77,551	70,066
Time, $250,000 and Over	34,236	32,168
Other Time	312,560	335,060
	$857,557	$885,298

At September 30, 2017 and December 31, 2016, the Company had brokered deposits of $49,632 and $49,303, respectively. All of these brokered deposits represent Certificate of Deposits Account Registry Service (CDARS) reciprocal deposits. The CDARS deposits are ones in which customers placed core deposits into the CDARS program for FDIC insurance coverage and the Company receives reciprocal brokered deposits in a like amount. The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $250,000 was approximately $29,163 and $25,446 as of September 30, 2017 and December 31, 2016, respectively. The aggregate amount of certificates of deposit, each with a minimum deposit of $250,000 was $34,236 and $32,168 as of September 30, 2017 and December 31, 2016.

PART I (Continued)

Item 1 (Continued)

(6) Deposits (Continued)

As of September 30, 2017 and December 31, 2016, the scheduled maturities of certificates of deposits are as follows:

Maturity	September 30, 2017	December 31, 2016
One Year and Under	$255,989	$256,886
One to Three Years	69,454	85,794
Three Years and Over	21,353	24,548
	$346,796	$367,228

(7) Other Borrowed Money

Other borrowed money at September 30, 2017 and December 31, 2016 is summarized as follows:

	September 30, 2017	December 31, 2016
Federal Home Loan Bank Advances	$51,000	$46,000
Other Borrowings	5,000	-
	$56,000	$46,000

Advances from the Federal Home Loan Bank (FHLB) have maturities ranging from 2017 to 2026 and interest rates ranging from 0.98 percent to 3.51 percent. As collateral on the outstanding FHLB advances, the Company has provided a blanket lien on its portfolio of qualifying residential first mortgage loans and commercial loans. At September 30, 2017 the book value of those loans pledged is $112,553. At September 30, 2017 the Company had remaining credit availability from the FHLB of $248,160. The Company may be required to pledge additional qualifying collateral in order to utilize the full amount of the remaining credit line.

The Company borrowed $5,000 during the first quarter of 2017 as a short term loan to be paid off within one year with an interest rate of prime plus 0.75 percent, currently 5.00 percent.

The aggregate stated maturities of other borrowed money at September 30, 2017 are as follows:

Year	Amount
2017	$10,000
2018	2,500
2019	5,000
2020	2,500
After 2020	36,000
$56,000

The Company also has available federal funds lines of credit with various financial institutions totaling $43,500, none of which were outstanding at September 30, 2017.

The Company has the ability to borrow funds from the Federal Reserve Bank (FRB) of Atlanta utilizing the discount window. The discount window is an instrument of monetary policy that allows eligible institutions to borrow money from the FRB on a short-term basis to meet temporary liquidity shortages caused by internal or external disruptions. At September 30, 2017, the Company had borrowing capacity available under this arrangement, with no outstanding balances. The Company would be required to pledge certain available-for-sale investment securities as collateral under this agreement.

(8) Preferred Stock and Warrants

The Company redeemed 9,360 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the Preferred Stock) outstanding with private investors on March 31, 2017. As a result, there is no outstanding Preferred Stock as of September 30, 2017. The Company redeemed 8,661 shares of Preferred Stock at $1,000 per share in 2016. The Company redeemed 9,979 shares of Preferred Stock at $1,000 per share during 2015. The Company also had a warrant (the Warrant) to purchase up to 500,000 shares of the Company’s common stock outstanding with private investors. Both the Preferred Stock and the Warrant originated in 2009 through transactions with the United States Department of the Treasury and were subsequently sold to the public through an auction process in 2013.

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

(9) Subordinated Debentures (Trust Preferred Securities)

			3 Month	Added	Total		5 Year
Description	Date	Amount	Libor Rate	Points	Rate	Maturity	Call Option
Colony Bankcorp Statutory Trust III	6/17/2004	$4,640	1.32111	2.68	4.00111	6/14/2034	6/17/2009
Colony Bankcorp Capital Trust I	4/13/2006	5,155	1.33500	1.50	2.83500	4/13/2036	4/13/2011
Colony Bankcorp Capital Trust II	3/12/2007	9,279	1.33500	1.65	2.98500	3/12/2037	3/12/2012
Colony Bankcorp Capital Trust III	9/14/2007	5,155	1.31111	1.40	2.71111	9/14/2037	9/14/2012

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

At September 30, 2017 and December 31, 2016 the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount

	September 30, 2017	December 31, 2016

Loan Commitments	$91,744	$71,359
Letters of Credit	1,566	1,551

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

The carrying amount, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2017 and December 31, 2016 are as follows:

	Fair Value Measurements at
	September 30, 2017
	Carrying	Estimated	Level	Level	Level
	Value	Fair Value	1	2	3

Assets
Cash and Short-Term Investments	$31,600	$31,600	$31,600	$-	$-
Investment Securities Available for Sale	338,249	338,249	-	338,019	230
Federal Home Loan Bank Stock	3,255	3,255	3,255	-	-
Loans, Net	761,639	761,831	-	755,385	6,446
Bank-Owned Life Insurance	15,823	15,823	15,823	-	-

Liabilities
Deposits	1,020,263	1,020,647	673,468	347,179	-
Subordinated Debentures	24,229	24,229	-	24,229	-
Other Borrowed Money	56,000	56,251	-	56,251	-

	Fair Value Measurements at
	December 31, 2016
	Carrying	Estimated	Level	Level	Level
	Value	Fair Value	1	2	3

Assets
Cash and Short-Term Investments	$75,167	$75,167	$75,167	$-	$-
Investment Securities Available for Sale	323,658	323,658	-	323,082	576
Federal Home Loan Bank Stock	3,010	3,010	3,010	-	-
Loans, Net	744,999	745,240	-	738,288	6,952
Bank-Owned Life Insurance	15,419	15,419	15,419	-	-

Liabilities
Deposits	1,044,357	1,045,726	677,129	368,597	-
Subordinated Debentures	24,229	24,229	-	24,229	-
Other Borrowed Money	46,000	46,232	-	46,232	-

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

Assets and Liabilities Measured at Fair Value on a Recurring and Nonrecurring Basis – The following table presents the recorded amount of the Company’s assets measured at fair value on a recurring and nonrecurring basis as of September 30, 2017 and December 31, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall. The table below includes only impaired loans with a specific reserve and only other real estate properties with a valuation allowance at September 30, 2017. Those impaired loans and other real estate properties are shown net of the related specific reserves and valuation allowances.

PART I (Continued)

Item 1 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Total Fair	Identical Assets	Observable	Inputs
September 30, 2017	Value	(Level 1)	Inputs (Level 2)	(Level 3)

Recurring Securities Available for Sale
U.S. Government Agencies
Mortgage-Backed	$330,658	$-	$330,658	$-
State, County and Municipal	4,539	-	4,309	230
Corporate Bonds	2,060	-	2,060	-
Asset Backed	992	-	992	-
	$338,249	$-	$338,019	$230

Nonrecurring
Impaired Loans	$6,446	$-	$-	$6,446

Other Real Estate	$1,625	$-	$-	$1,625

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Total Fair	Identical Assets	Observable	Inputs
December 31, 2016	Value	(Level 1)	Inputs (Level 2)	(Level 3)

Recurring Securities Available for Sale
U.S. Government Agencies
Mortgage-Backed	$319,097	$-	$319,097	$-
State, County and Municipal	4,561	-	3,985	576
	$323,658	$-	$323,082	$576

Nonrecurring
Impaired Loans	$6,952	$-	$-	$6,952

Other Real Estate	$2,505	$-	$-	$2,505

Liabilities

The Company did not identify any liabilities that are required to be presented at fair value.

PART I (Continued)

Item 1 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

The following table presents quantitative information about the significant unobservable inputs used in the fair value measurements for assets in level 3 of the fair value hierarchy measured on a nonrecurring basis at September 30, 2017 and December 31, 2016. This table is comprised primarily of collateral dependent impaired loans and other real estate owned:

	September 30, 2017	Valuation Techniques	Unobservable Inputs	Range Weighted Avg

Real Estate
Commercial Construction	$428	Sales Comparison	Adjustment for Differences	(16.00)%	-	1975.00%
			Between the Comparable Sales	979.50%

			Management Adjustments for	0.00%	-	10.00%
			Age of Appraisals and/or Current	5.00%
			Market Conditions

Residential Real Estate	16	Sales Comparison	Adjustment for Differences	(43.30)%	-	83.30%
			Between the Comparable Sales	20.00%

			Management Adjustments for	10.00%	-	25.00%
			Age of Appraisals and/or Current	17.50%
			Market Conditions

Commercial Real Estate	5,653	Sales Comparison	Management Adjustments for	0.00%	-	10.00%
			Age of Appraisals and/or Current	5.00%
			Market Conditions

		Income Approach	Capitalization Rate	10.67%

Farmland	349	Sales Comparison	Adjustment for Differences	(71.00)%	-	88.70%
			Between the Comparable Sales	8.85%

			Management Adjustments for	10.00%	-	75.00%
			Age of Appraisals and/or Current	42.50%
			Market Conditions

Other Real Estate Owned	1,625	Sales Comparison	Adjustment for Differences	(34.01)%	-	35.00%
			Between the Comparable Sales	0.50%

			Management Adjustments for	1.60%	-	81.32%
			Age of Appraisals and/or Current	29.15%
			Market Conditions

PART I (Continued)

Item 1 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

	December 31, 2016	Valuation Techniques	Unobservable Inputs	Range Weighted Avg

Real Estate
Commercial Construction	$51	Sales Comparison	Adjustment for Differences	(5.00)%	-	99.00%
			Between the Comparable Sales	47.00%

			Management Adjustments for	0.00%	-	10.00%
			Age of Appraisals and/or Current	5.00%
			Market Conditions

Residential Real Estate	1,105	Sales Comparison	Adjustment for Differences	(22.00)%	-	0.00%
			Between the Comparable Sales	(11.00)%

			Management Adjustments for	0.00%	-	40.00%
			Age of Appraisals and/or Current	20.00%
			Market Conditions

Commercial Real Estate	5,445	Sales Comparison	Adjustment for differences	(14.08)%	-	24.62%
			Between the comparable Sales	5.27%

			Management Adjustments for	0.00%	-	100.00%
			Age of Appraisals and/or Current	50.00%
			Market Conditions

		Income Approach	Capitalization Rate	10.67%

Farmland	351	Sales Comparison	Adjustment for Differences	(27.00)%	-	15.00%
			Between the Comparable Sales	(6.00)%

			Management Adjustments for	10.00%	-	75.00%
			Age of Appraisals and/or Current	42.50%
			Market Conditions

Other Real Estate Owned	2,505	Sales Comparison	Adjustment for Differences	(50.80)%	-	316.00%
			Between the Comparable Sales	132.60%

			Management Adjustment for	6.25%	-	76.92%
			Age of Appraisals and/or Current	36.31%
			Market Conditions

		Income Approach	Discount Rate	12.50%

PART I (Continued)

Item 1 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

The table below presents a reconciliation and statement of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the nine months ended September 30, 2017 and the twelve months ended December 31, 2016.

	Available for Sale Securities
	September 30, 2017	December 31, 2016

Balance, Beginning	$576	$930
Transfers out of Level 3	-	-
Maturities	(345)	(330)
Loss on OTTI Impairment Included in Noninterest Income	-	-
Unrealized Gains included in Other Comprehensive Income (Loss)	(1)	(24)

Balance, Ending	$230	$576

The Company’s policy is to recognize transfers in and transfers out of levels 1, 2 and 3 as of the end of a reporting period. There were no transfers of securities between levels for the nine months ended September 30, 2017 and the twelve months ended December 31, 2016.

The following table presents quantitative information about recurring level 3 fair value measurements as of September 30, 2017.

		Valuation	Unobservable	Range
	Fair Value	Techniques	Inputs	Weighted Avg

State, County and Municipal	$230	Discounted Cash Flow	Discount Rate	N/A*

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  As of September 30, 2017, the interim final Basel III rules (Basel III) require the Company to also maintain minimum amounts and ratios of common equity Tier 1 capital to risk-weighted assets.  These amounts and ratios as defined in regulations are presented hereafter.  Management believes, as of September 30, 2017, the Company meets all capital adequacy requirements to which it is subject under the regulatory framework for prompt corrective action.  In the opinion of management, there are no events or conditions since prior notification of capital adequacy from the regulators that have changed the institution’s category.

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

The following table summarizes regulatory capital information as of September 30, 2017 and December 31, 2016 on a consolidated basis and for the subsidiary, as defined.  Regulatory capital ratios for September 30, 2017 and December 31, 2016 were calculated in accordance with the Basel III rules.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2017

Total Capital to Risk-Weighted Assets
Consolidated	$126,812	15.75%	$64,398	8.00%	N/A	N/A
Colony Bank	129,973	16.17	64,312	8.00	$80,390	10.00%

Tier I Capital to Risk-Weighted Assets
Consolidated	118,835	14.76	48,299	6.00	N/A	N/A
Colony Bank	121,996	15.18	48,234	6.00	64,312	8.00

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	95,335	11.84	36,224	4.50	N/A	N/A
Colony Bank	121,996	15.18	36,175	4.50	52,253	6.50

Tier I Capital to Average Assets
Consolidated	118,835	9.91	47,978	4.00	N/A	N/A
Colony Bank	121,996	10.19	47,906	4.00	59,882	5.00

PART I (Continued)

Item 1 (Continued)

(12) Regulatory Capital Matters (Continued)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016

Total Capital to Risk-Weighted Assets
Consolidated	$130,785	16.64%	$62,880	8.00%	N/A	N/A
Colony Bank	127,646	16.26	62,796	8.00	$78,495	10.00%

Tier I Capital to Risk-Weighted Assets
Consolidated	121,862	15.50	47,160	6.00	N/A	N/A
Colony Bank	118,723	15.12	47,097	6.00	62,796	8.00

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	89,002	11.32	35,370	4.50	N/A	N/A
Colony Bank	118,723	15.12	35,323	4.50	51,022	6.50

Tier I Capital to Average Assets
Consolidated	121,862	10.29	47,368	4.00	N/A	N/A
Colony Bank	118,723	10.04	47,290	4.00	59,113	5.00

PART I (Continued)

Item 1 (Continued)

(13) Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflects the potential dilution of restricted stock and common stock warrants. Net income available to common stockholders represents net income after preferred stock dividends. The following table presents earnings per share for the three month and nine month period ended September 30, 2017 and 2016.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016

Numerator
Net Income Available to Common Stockholders	$2,622	$1,880	$6,961	$5,297

Denominator
Weighted Average Number of Common Shares Outstanding for Basic Earnings Per Common Share	8,439	8,439	8,439	8,439

Dilutive Effect of Potential Common Stock
Restricted Stock	-	-	-	-
Stock Warrants	191	67	193	57
Weighted-Average Number of Shares Outstanding for
Diluted Earnings Per Common Share	8,630	8,506	8,632	8,496

Earnings Per Share - Basic	$0.31	$0.22	$0.82	$0.63

Earnings Per Share - Diluted	$0.30	$0.22	$0.81	$0.62

(14) Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) for unrealized gains and losses securities available for sale for the period ended September 30, 2017 and the year ended December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016

Beginning Balance	$(5,022)	$(4,434)

Other Comprehensive Income Before Reclassification	1,246	(334)

Amounts Reclassified from Accumulated Other Comprehensive Income	-	(254)

Net Current Period Other Comprehensive Income	1,246	(588)

Ending Balance	$(3,776)	$(5,022)

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

In 2017 we have committed to improving earnings, reducing problem assets and redeeming TARP preferred stock. In the first quarter of 2017 we received approval from the Federal Reserve and the Department of Banking and Finance to completely eliminate the Preferred Stock. Given the improved condition of the Company, we are also considering product and market expansion. In 2016, we opened new offices in Tifton and Statesboro, while closing four offices in smaller rural markets. In January 2017, the Company opened its third office in Savannah. Currently, the Company is performing due diligence on a property for a new office in Statesboro.

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

Major Trends/Significant Considerations

The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of September 30, 2017, and the consolidated results of operations for the nine months ended September 30, 2017. This discussion should be read in conjunction with the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2017. Readers should also carefully review all other disclosures we file from time to time with the SEC.

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

A reconciliation of these performance measures to GAAP performance measures is included in the tables below.

Non-GAAP Performance Measures Reconciliation

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Interest Income Reconciliation
Interest Income – Taxable Equivalent	$11,622	$11,202	$34,355	$33,518
Tax Equivalent Adjustment	44	46	118	132
Interest Income (GAAP)	$11,578	$11,156	$34,237	$33,386

Net Interest Income Reconciliation
Net Interest Income – Taxable Equivalent	$9,887	$9,602	$29,239	$28,669
Tax Equivalent Adjustment	44	46	118	132
Net Interest Income (GAAP)	$9,843	$9,556	$29,121	$28,537

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net Interest Margin Reconciliation
Net Interest Margin – Taxable Equivalent	3.50%	3.56%	3.45%	3.52%
Tax Equivalent Adjustment	0.01	0.02	0.02	0.02
Net Interest Margin (GAAP)	3.49%	3.54%	3.43%	3.50%

Interest Rate Spread Reconciliation
Interest Rate Spread – Taxable Equivalent	3.38%	3.45%	3.33%	3.40%
Tax Equivalent Adjustment	0.01	0.02	0.01	0.01
Interest Rate Spread (GAAP)	3.37%	3.43%	3.32%	3.39%

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

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of September 30, 2017 and December 31, 2016, and results of operations for each of the nine months in the periods ended September 30, 2017 and 2016. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

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

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average interest-earning assets. Net income available to common shareholders totaled $2.62 million, or $0.30 diluted per common share, in the three months ended September 30, 2017 compared to net income available to common shareholders of 1.88 million, or $0.22 diluted per common share, in the three months ended September 30, 2016. Net income available to common shareholders totaled $6.96 million, or $0.81 diluted per common share, in nine months ended September 30, 2017 compared to net income available to common shareholders of $5.30 million, or $0.62 diluted per common share, in nine months ended September 30, 2016. The Company did not have any material changes to its results of operations in the third quarter of 2017.

Selected income statement data, returns on average assets and average common equity and dividends per share for the comparable periods were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
			$	%			$	%
	2017	2016	Variance	Variance	2017	2016	Variance	Variance

Taxable-equivalent net interest income	$9,887	$9,602	$285	2.97%	$29,239	$28,669	$570	1.99%
Taxable-equivalent adjustment	44	46	(2)	(4.35)	118	132	(14)	(10.61)

Net interest income	9,843	9,556	287	3.00	29,121	28,537	584	2.05
Provision for loan losses	-	354	(354)	(100.00)	335	1,062	(727)	(68.46)
Noninterest income	2,424	2,637	(213)	(8.08)	7,218	7,161	57	0.80
Noninterest expense	8,380	8,654	(274)	(3.17)	25,408	25,243	165	0.65

Income before income taxes	3,887	3,185	702	22.04	10,596	9,393	1,203	12.81
Income taxes	1,265	927	338	36.46	3,424	2,907	517	17.78

Net income	2,622	2,258	364	16.12	7,172	6,486	686	10.58

Preferred stock dividends	-	378	(378)	(100.00)	211	1,189	(978)	(82.85)

Net income available to common shareholders	$2,622	$1,880	$742	39.47%	$6,961	$5,297	$1,664	31.41%

Net income available to common shareholders:
Basic	$0.31	$0.22	$0.09	40.91%	$0.82	$0.63	$0.19	30.16%
Diluted	$0.30	$0.22	$0.08	36.36%	$0.81	$0.62	$0.19	30.65%
Return on average assets	0.88%	0.65%	0.23	35.38%	0.78%	0.61%	0.17	27.87%
Return on average total equity	11.57%	7.35%	4.22	57.41%	10.23%	7.03%	3.20	45.52%

Details of the changes in the various components of net income are further discussed below.

PART I (Continued)

Item 2 (continued)

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 80.14 percent of total revenue for nine months ended September 30, 2017 and 79.94 percent for the same period a year ago.

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

PART I (Continued)

Item 2 (continued)

Rate/Volume Analysis

The rate/volume analysis presented hereafter illustrates the change from September 30, 2016 to September 30, 2017 for each component of the taxable equivalent net interest income separated into the amount generated through volume changes and the amount generated by changes in the yields/rates.

	Changes from September 30, 2016 to September 30, 2017
($ in thousands)	Volume	Rate	Total

Interest Income
Loans, Net-taxable	$83	$(344)	$(261)

Investment Securities
Taxable	532	478	1,010
Tax-exempt	(6)	(5)	(11)
Total Investment Securities	526	473	999

Interest-Bearing Deposits in other Banks	7	80	87

Other Interest - Earning Assets	11	1	12
Total Interest Income	627	210	837

Interest Expense
Interest-Bearing Demand and Savings Deposits	141	23	164
Time Deposits	(186)	1	(185)
Subordinated Debentures	-	227	227
Other Borrowed Money	133	(75)	58
Federal Funds Purchased	3	-	3

Total Interest Expense	91	176	267
Net Interest Income	$536	$34	$570

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

The Company maintains about 21 percent of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years. The liabilities to fund assets are primarily in short term certificate of deposits that mature within one year. The net interest margin decreased to 3.45 percent for the nine months ended September 30, 2017 compared to 3.52 percent for the same period a year ago. We anticipate the net interest margin remaining relatively flat for 2017.

Taxable-equivalent net interest income for the nine months ended September 30, 2017 increased by $570 thousand, or 1.99 percent compared to the same period a year ago. The average volume of earning assets during nine months ended September 30, 2017 increased $44.11 million compared to the same period a year ago. Growth in average earning assets during 2017 was primarily in investments and loans.

The average volume of loans increased $2.16 million for the nine months ended September 30, 2017 compared to the same period a year ago. The average yield on loans decreased 6 basis points for the nine months ended September 30, 2017 compared to the same period a year ago. The average volume of investment securities increased $39.89 million for the nine months ended September 30, 2017 compared to the same year ago period, while the average yield on investment securities increased 18 basis points for the same period comparison. The average volume of deposits increased $38.73 million for the nine months ended September 30, 2017 compared to the same period a year ago, with interest-bearing deposits increasing $21.24 million for the nine months ended September 30, 2017.

PART I (Continued)

Item 2 (continued)

Accordingly, the ratio of average interest-bearing deposits to total average deposits was 84.94 percent for the nine months ended September 30, 2017 compared to 86.12 percent in the same period a year ago. This deposit mix had the effect of decreasing the average cost of total deposits by 2 basis points in nine months ended September 30, 2017 compared to the same period a year ago.

The Company’s net interest spread, which represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities, was 3.33 percent in nine months ended September 30, 2017 compared to 3.40 percent in the same period a year ago. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment.

PART I (Continued)

Item 2 (continued)

AVERAGE BALANCE SHEETS	Nine Months Ended			Nine Months Ended
	September 30, 2017			September 30, 2016
	Average	Income/	Yields/	Average	Income/	Yields/
($ in thousands)	Balances	Expense	Rates	Balances	Expense	Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Interest and fees
Taxable (1)	$760,540	$28,981	5.08%	$758,377	$29,242	5.14%
Investment Securities
Taxable	343,183	5,037	1.96%	303,100	4,027	1.77%
Tax-Exempt (2)	2,307	62	3.58%	2,503	73	3.89%
Total Investment Securities	345,490	5,099	1.97%	305,603	4,100	1.79%
Interest-Bearing Deposits	21,611	166	1.02%	19,867	79	0.53%
Interest-Bearing Other Assets	3,114	109	4.67%	2,802	97	4.62%
Total Interest-Earning Assets	$1,130,755	$34,355	4.05%	$1,086,649	$33,518	4.11%
Non-interest-Earning Assets
Cash and Cash Equivalents	19,942			14,904
Allowance for Loan Losses	(8,691)			(9,418)
Other Assets	54,991			65,681
Total Noninterest-Earning Assets	66,242			71,167
Total Assets	$1,196,997			$1,157,816
Liabilities and Stockholders' Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$515,412	$1,405	0.36%	$463,115	$1,241	0.36%
Other Time	357,075	2,154	0.80%	388,137	2,339	0.80%
Total Interest-Bearing Deposits	872,487	3,559	0.54%	851,252	3,580	0.56%
Other Interest-Bearing Liabilities
Other Borrowed Money	47,923	887	2.47%	41,285	829	2.68%
Subordinated Debentures	24,229	667	3.67%	24,229	440	2.42%
Federal Funds Purchased	233	3	1.72%	-	-	-%
Total Other Interest-Bearing Liabilities	72,385	1,557	2.87%	65,514	1,269	2.58%
Total Interest-Bearing Liabilities	$944,872	$5,116	0.72%	$916,766	$4,849	0.71%
Noninterest-Bearing Liabilities and Stockholders' Equity
Demand Deposits	154,723			137,230
Other Liabilities	6,640			3,389
Stockholders' Equity	90,762			100,431
Total Noninterest-Bearing Liabilities and Stockholders' Equity	252,125			241,050
Total Liabilities and Stockholders' Equity	$1,196,997			$1,157,816

Interest Rate Spread			3.33%			3.40%
Net Interest Income		$29,239			$28,669
Net Interest Margin			3.45%			3.52%

(1)

The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable equivalent adjustments totaling $97 and $107 for nine month periods ended September 30, 2017 and 2016, respectively, are included in tax-exempt interest on loans.

(2)

Taxable-equivalent adjustments totaling $21 and $25 for nine month periods ended September 30, 2017 and 2016, respectively, are included in tax-exempt interest on investment securities. The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

PART I (Continued)

Item 2 (continued)

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $335 thousand in the nine months ended September 30, 2017 compared to $1.06 million in the same period a year ago. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Noninterest Income

The components of noninterest income were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
			$	%			$	%
	2017	2016	Variance	Variance	2017	2016	Variance	Variance

Service Charges on Deposit Accounts	$1,169	$1,128	$41	3.63%	$3,315	$3,185	$130	4.08%
Other Charges, Commissions and Fees	741	686	55	8.02	2,300	2,104	196	9.32
Mortgage Fee Income	241	254	(13)	(5.12)	629	507	122	24.06
Securities Gains (Losses)	-	256	(256)	(100.00)	-	385	(385)	(100.00)
Other	273	313	(40)	(12.78)	974	980	(6)	(0.61)

Total	$2,424	$2,637	$(213)	(8.08)%	$7,218	$7,161	$57	0.80%

Other Charges, Commissions and Fees. Debit card interchange fees and foreign fees increased $171 thousand in 2017 compared to the same period in 2016. The Company also received a refund on credit life insurance in 2017 of $27 thousand.

Mortgage Fee Income. The volume of mortgage loans has shown an increase in 2017 compared to the same period in 2016 which contributed to the increase in mortgage fee income.

Securities Gains (Losses). The Bank did not sale any securities in 2017; therefore the decrease is attributable to the gain on sale of securities in the prior year.

Noninterest Expense

	Three Months Ended September 30				Nine Months Ended September 30
			$	%			$	%
	2017	2016	Variance	Variance	2017	2016	Variance	Variance

Salaries and Employee Benefits	$4,802	$4,726	$76	1.61%	$14,467	$13,825	$642	4.64%
Occupancy and Equipment	1,014	1,025	(11)	(1.07)	2,965	2,967	(2)	(0.07)
Other	2,564	2,903	(339)	(11.68)	7,976	8,451	(475)	(5.62)

Total	$8,380	$8,654	$(274)	(3.17)%	$25,408	$25,243	$165	0.65%

The components of noninterest expense were as follows:

Salaries and Employee Benefits. The increase in 2017 is primarily attributable to merit pay increases.

Occupancy and Equipment. The change in 2017 is relatively flat for occupancy and equipment.

Other. The decrease in 2017 as compared to 2016 is primarily attributable to the decrease in FDIC assessments by $336 thousand in 2017, a decrease in advertising by $206 thousand in 2017, and a decrease in foreclosed property by $129 thousand in 2017. The decrease was offset by $248 thousand increase in ATM expense, $85 thousand increase in software expense and $117 thousand increase in legal & professional fees.

PART I (Continued)

Item 2 (continued)

Loans

The following table presents the composition of the Company’s loan portfolio as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016	$ Variance	% Variance

Commercial and Agricultural
Commercial	$45,363	$47,025	$(1,662)	(3.53)%
Agricultural	25,246	17,080	8,166	47.81
Real Estate
Commercial Construction	36,533	30,358	6,175	20.34
Residential Construction	8,905	11,830	(2,925)	(24.73)
Commercial	346,251	349,090	(2,839)	(0.81)
Residential	196,332	195,580	752	0.38
Farmland	71,903	66,877	5,026	7.52
Consumer and Other
Consumer	18,677	19,695	(1,018)	(5.17)
Other	20,836	16,748	4,088	24.41
Gross Loans	770,046	754,283	15,763	2.09
Unearned Interest and Fees	(430)	(361)	(69)	(19.11)
Allowance for Loan Losses	(7,977)	(8,923)	946	10.60
Net Loans	$761,639	$744,999	$16,640	2.23%

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

PART I (Continued)

Item 2 (continued)

Commercial and Agricultural. Commercial and agricultural loans at September 30, 2017 increased 10.15 percent to $70.61 million from December 31, 2016 at $64.1 million. The Company’s commercial and agricultural loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Company’s loan policy guidelines.

Real Estate.  Commercial and residential construction loans increased by $3.25 million, or 7.70 percent, at September 30, 2017 to $45.44 million from $42.2 million at December 31, 2016.  Commercial real estate decreased $2.84 million, or 0.81 percent, at September 30, 2017 to $346.25 million from $349.09 million at December 31, 2016.

Other.  Other loans at September 30, 2017 increased 24.41 percent to $20.84 million from $16.75 million at December 31, 2016.

Collateral Concentrations. Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions. The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk, particularly with the current economic downturn in the real estate market. At September 30, 2017, approximately 86 percent of the Company’s loan portfolio was concentrated in loans secured by real estate. A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector. In addition, a large portion of the Company’s foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions. Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis. Though the real estate market remains somewhat sluggish, we have seen real estate values stabilize. The stabilization of rates has resulted in a decrease in the number of loans being classified as impaired over the past several years.

PART I (Continued)

Item 2 (continued)

Nonperforming Assets and Potential Problem Loans

Nonperforming assets and accruing past due loans as of September 30, 2017, December 31, 2016 and September 30, 2016 were as follows:

	September 30, 2017	December 31, 2016	September 30, 2016

Loans Accounted for on Nonaccrual	$8,807	$12,350	$13,986
Loans Accruing Past Due 90 Days or More	-	-	1
Other Real Estate Foreclosed	4,520	6,439	9,812
Total Nonperforming Assets	$13,327	$18,789	$23,799

Nonperforming Assets by Segment
Construction and Land Development	$2,907	$3,376	$4,352
1-4 Family Residential	3,542	4,375	4,442
Nonfarm Residential	4,885	9,182	12,917
Farmland	839	800	919
Commercial and Consumer	1,154	1,056	1,169
Total Nonperforming Assets	$13,327	$18,789	$23,799

Nonperforming Assets as a Percentage of:
Total Loans and Foreclosed Assets	1.72%	2.47%	3.03%
Total Assets	1.11%	1.55%	2.06%
Nonperforming Loans as a Percentage of:
Total Loans	1.14%	1.64%	1.80%

Supplemental Data:
Trouble Debt Restructured Loans In Compliance with Modified Terms	$16,952	$17,992	$19,269
Trouble Debt Restructured Loans Past Due 30-89 Days	132	319	324
Accruing Past Due Loans:
30-89 Days Past Due	$5,250	$4,469	$4,175
90 or More Days Past Due	-	-	1
Total Accruing Past Due Loans	$5,250	$4,469	$4,176

Allowance for Loan Losses	$7,977	$8,923	$9,203
ALLL as a Percentage of:
Total Loans	1.04%	1.18%	1.19%
Nonperforming Loans	90.58%	72.25%	65.80%

Nonperforming assets include nonaccrual loans, loans past due 90 days or more and foreclosed real estate. Nonperforming assets at September 30, 2017 decreased 29.07 percent from December 31, 2016.

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

PART I (Continued)

Item 2 (continued)

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the nine month periods ended September 30, 2017 and September 30, 2016.

	September 30, 2017		September 30, 2016
	Average	Average	Average	Average
	Amount	Rate (1)	Amount	Rate (1)

Noninterest-Bearing Demand
Deposits	$154,723		$137,230
Interest-Bearing Demand and
Savings Deposits	515,412	0.36%	463,115	0.36%
Time Deposits	357,075	0.80%	388,137	0.80%

Total Deposits	$1,027,210	0.46%	$988,482	0.48%

 (1) Average rate is an annualized rate.

Average deposits increased $38.73 million to $1.03 billion at September 30, 2017 from $988.48 million at September 30, 2016. The increase included an increase of $17.49 million, or 12.75 percent in noninterest-bearing demand deposits while, at the same time, interest-bearing demand and savings deposits increased $52.30 million, or 11.29 percent and time deposits decreased $31.06 million, or 8.00 percent. Accordingly the ratio of average noninterest-bearing deposits to total average deposits was 15.06 percent for nine months ended September 30, 2017 compared to 13.88 percent for nine months ended September 30, 2016. This deposit mix had the effect of decreasing the average cost of total deposits by 2 basis points in nine months ended September 30, 2017 compared to the same period a year ago.

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

As of September 30, 2017 and December 31, 2016, financial instruments with off-balance sheet risk were as follows:

	Contract Amount
	September 30, 2017	December 31, 2016

Loan Commitments	$91,744	$71,359
Letters of Credit	1,566	1,551

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

PART I (Continued)

Item 2 (continued)

Loan Commitments. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses. Loan commitments outstanding at September 30, 2017 are included in the table in Footnote 10 of the Consolidated Financial Statements.

Capital and Liquidity

At September 30, 2017, stockholders’ equity totaled $91.60 million compared to $93.39 million at December 31, 2016. In addition to net income of $7.17 million, other significant changes in stockholders’ equity during nine months ended September 30, 2017 included $211 thousand of preferred stock dividends paid and $9.36 million redemption of preferred stock. The Company also had $633 thousand of common stock dividends paid during the nine months ended September 30, 2017. The accumulated other comprehensive income (loss) component of stockholders’ equity totaled $(3.78) thousand at September 30, 2017 compared to $(5.02) million at December 31, 2016. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items.

Tier 1 capital consists of common stock and qualifying preferred stockholders’ equity and trust preferred securities less goodwill. Tier 2 capital consists of tier 1 capital and the allowance for loan losses up to 1.25 percent of risk-weighted assets. The Company has no Tier 2 capital other than the allowance for loan losses.

Using the capital requirements presently in effect, the Tier 1 ratio as of September 30, 2017 was 14.76 percent and total Tier 1 and 2 risk-based capital was 15.75 percent. Both of these measures compare favorably with the regulatory minimum to be adequately capitalized of 6 percent for Tier 1 and 8 percent for total risk-based capital. The Company’s common equity Tier 1 ratio as of September 30, 2017 was 11.84, which exceeds the regulatory minimum of 4.50 percent. The Company’s Tier 1 leverage ratio as of September 30, 2017 was 9.91 percent, which exceeds the required ratio standard of 4 percent.

As of September 30, 2017, average capital was $90.76 million, representing 7.58 percent of average assets for the year. This compares to 8.67 percent for September 2016.

After suspending common stock dividend payments beginning in the third quarter of 2009 for capital retention purposes, the Company reinstated common stock dividends in the first quarter of 2017. The Company paid $0.025 per share of common stock in each of the first three quarters of 2017.

The Company declared dividends of $211 thousand and $1.19 million on preferred stock on September 30, 2017 and 2016, respectively. Additional information is provided in the Notes to the Consolidated Financial Statements for Preferred Stock and Warrants.

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

The investment portfolio provides a ready means to raise cash if liquidity needs arise. As of September 30, 2017, the available for sale bond portfolio totaled $338.2 million. At December 31, 2016, the available for sale bond portfolio totaled $323.7 million. Only marketable investment grade bonds are purchased. Although a good portion of the banks’ bond portfolios are encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for a sale if required to meet liquidity needs.

PART I (Continued)

Item 2 (continued)

Management continually monitors the relationship of loans to deposits as it primarily determines the Company’s liquidity posture. The Company had ratios of loans to deposits of 75.5 percent as of September 30, 2017 and 72.2 percent at December 31, 2016. Management employs alternative funding sources when deposit balances will not meet loan demands. The ratios of loans to all funding sources (excluding Subordinated Debentures) at September 30, 2017 and December 31, 2016 were 71.5 percent and 69.2 percent, respectively.

Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources. The stability of the banks’ core deposit base is an important factor in Colony’s liquidity position. A heavy percentage of the deposit base is comprised of accounts of individuals and small businesses with comprehensive banking relationships and limited volatility. At September 30, 2017 and December 31, 2016, the Company had $34.2 million and $32.2 million in certificates of deposit of $250 or more. These larger deposits represented 3.4 percent and 3.1 percent of respective total deposits. Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed. Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

The Company supplemented deposit sources with brokered deposits. As of September 30, 2017, the Company had $49.6 million, or 4.86 percent of total deposits, in CDARS. Additional information is provided in the Notes to the Consolidated Financial Statements regarding these brokered deposits. Additionally, the Company uses external deposit listing services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed. These deposits obtained from listing services are often referred to as wholesale or internet CDs. As of September 30, 2017, the Company had $13.65 million, or 1.34 percent of total deposits, in internet certificates of deposit obtained through deposit listing services.

To plan for contingent sources of funding not satisfied by both local and out-of-market deposit balances, the Company and the Bank have established multiple borrowing sources to augment their funds management. The Company has borrowing capacity through membership in the Federal Home Loan Bank program. The Bank has also established overnight borrowing for Federal Funds purchased through various correspondent banks. Management believes the various funding sources discussed above are adequate to meet the Company’s liquidity needs in the future without any material adverse impact on operating results.

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

PART I (Continued)

Item 2 (continued)

Return on Assets and Stockholders’ Equity

The following table presents selected financial ratios for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016

Return on Average Assets (1)	0.88%	0.65%	0.78%	0.61%

Return on Average Total Equity (1)	11.57%	7.35%	10.23%	7.03%

Average Total Equity to Average Assets	7.58%	8.89%	7.58%	8.67%

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

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II (continued)

Item 6 (continued)

10.12 Employment Agreement, Dated April 27, 2012 Between Edward P. Loomis, Jr. and Colony Bankcorp, Inc.  -filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-12436), filed with the Commission on May 3, 2012 and incorporated herein by reference.

99.1 Retention Agreement  -filed as Exhibit 99.1 to the Registrant’s 10-Q for the period ended March 31, 2015 (File No. 000-12436), filed with the Commission on May 4, 2015 and incorporated herein by reference.

99.2 Retention Agreement -filed as Exhibit 99.2 to the Registrant’s 10-Q for the period ended June 30, 2016 (File No. 000-12436), filed with the Commission on August 2, 2016 and incorporated herein by reference.

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

Colony Bankcorp, Inc.

/s/ Edward P. Loomis, Jr.
Date: October 31, 2017	Edward P. Loomis, Jr.
President/Director/Chief Executive Officer

/s/ Terry L. Hester
Date: October 31, 2017	Terry L. Hester
Executive Vice-President/Director/Chief Financial Officer