Form 10-K
period 2017-12-31
COLONY BANKCORP INC
filed 2018-03-15
CIK 711669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Fee Required)

For the Fiscal Year Ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ X ]
Nonaccelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [ ]
Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes[   ] No [ X ]

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of June 30, 2017: $84,569,114 based on stock price of $13.70.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 8,439,258 shares of $1.00 par value common stock as of March 15, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Annual Report are incorporated by reference from the Registrant’s definitive Proxy Statement for the 2017 annual meeting of shareholders to be filed with Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report.

Part I

Item 1

Business

COLONY BANKCORP, INC.

General

Colony Bankcorp, Inc. (the “Company” or “Colony”) is a Georgia business corporation which was incorporated on November 8, 1982. The Company was organized for the purpose of operating as a bank holding company under the Bank Holding Company Act of 1956, as amended, and the bank holding company laws of Georgia (Georgia Laws 1976, p. 168, et. seq.). On July 22, 1983, the Company, after obtaining the requisite regulatory approvals, acquired 100 percent of the issued and outstanding common stock of Colony Bank (formerly Colony Bank of Fitzgerald and The Bank of Fitzgerald), Fitzgerald, Georgia (the “Bank” or “Colony Bank”), through the merger of the Bank with a subsidiary of the Company which was created for the purpose of organizing the Bank into a one-bank holding company. Since that time, Colony Bank has operated as a wholly-owned subsidiary of the Company. Our business is conducted primarily through our wholly-owned bank subsidiary, which provides a broad range of banking services to its retail and commercial customers. The company headquarters is located at 115 South Grant Street, Fitzgerald, Georgia 31750, its telephone number is 229-426-6000 and its Internet address is http://www.colonybank.com. We operate twenty-seven domestic banking offices and one corporate operations office and, at December 31, 2017, we had approximately $1.23 billion in total assets, $765.28 million in total loans, $1.07 billion in total deposits and $90.32 million in stockholder’s equity. Deposits are insured, up to applicable limits, by the Federal Deposit Insurance Corporation.

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

Part I (Continued)

Item 1 (Continued)

Employees

On December 31, 2017, the Company had a total of 326 employees, 318 of which are full-time employees.   We consider our relationship with our employees to be satisfactory.

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

We are also required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board, and Nasdaq. We have evaluated our controls, including compliance with the SEC rules on internal controls, and have and expect to continue to spend significant amounts of time and money on compliance with these rules. Our failure to comply with these internal control rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the values of our securities. The assessments of our financial reporting controls as of December 31, 2017 are included in this report under “Section 9A. Controls and Procedures.”

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

Incentive Compensation. The Dodd-Frank Act requires the banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets, such as us and Colony Bank, which prohibit incentive compensation arrangements that the agencies determine encourage inappropriate risks by the institution. The banking agencies issued proposed rules in 2011 and previously issued guidance on sound incentive compensation policies. In 2016, the Federal Reserve and the FDIC have also proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2017, these rules have not been implemented.

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

Part I (Continued)

Item 1 (Continued)

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

Management believes, at December 31, 2017, that we and Colony Bank meet all capital adequacy requirements under the Revised Capital Rules on a fully phased-in basis if such requirements were currently effective.

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

Colony Bank received regulatory approvals in 2015 to pay total dividend payments of $10 million to the Company, and the Company used these proceeds to redeem $9.979 million of Preferred Stock during 2015. The Bank was granted approval to pay total dividend payments of $9.1 million to the Company during 2016, and the Company used these proceeds to redeem $8.661 million of Preferred Stock during 2016. The Bank was also granted approval to pay total dividend payments of $8.7 million to the Company during 2017, and the Company used these proceeds to redeem $9.360 million of Preferred Stock during 2017.

The Company paid a cash dividend of $843,934, or $0.10 per share of common stock in 2017. No cash dividends were paid on its common stock in 2016 and 2015.

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

Part I (Continued)

Item 1 (Continued)

As of December 31, 2017, Colony Bank was considered “well capitalized,” and the consolidated capital ratios of the Company were as follows:

	December 31, 2017
	Amount	Percent

Leverage Ratio
Actual	$120,279	9.89%
Well-Capitalized Requirement	60,793	5.00
Minimum Required (1)	48,635	4.00
Risk Based Capital:
Tier 1 Capital
Actual	120,279	14.64
Well-Capitalized Requirement	65,718	8.00
Minimum Required (1)	49,289	6.00
Common Equity Tier 1 Capital
Actual	96,779	11.78
Well-Capitalized Requirement	53,396	6.50
Minimum Required (1)	36,967	4.50
Total Capital
Actual	127,786	15.56
Well-Capitalized Requirement	82,148	10.00
Minimum Required (1)	65,718	8.00

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

FDICIA also contains a variety of other provisions that may affect the operations of our company and Colony Bank, including reporting requirements, regulatory standards for real estate lending, “truth in savings” provisions, the requirement that a depository institution give 90 days’ prior notice to customers and regulatory authorities before closing any branch, and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized, or are adequately capitalized and have not received a waiver from the FDIC. Colony Bank was well capitalized at December 31, 2017, and brokered deposits are not restricted.

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

Part I (Continued)

Item 1 (Continued)

The Bank’s FDIC insurance expense totaled $387 thousand for 2017. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures or if the FDIC otherwise determines, we may be required to pay even higher FDIC premiums. Any future increases in FDIC insurance premiums may have a material and adverse effect on our earnings and could have a material adverse effect on the value of, or market for, our common stock.

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

In an attempt to help the overall economy, the Federal Reserve Board has kept interest rates low through its targeted Fed Funds rate. In December 2017, the Federal Reserve Board increased the Fed Funds rate by 25 basis points and intends further increases during 2018, subject to economic conditions. As the Federal Reserve Board increases the Fed Funds rate, overall interest rates will likely rise, which may negatively impact the U.S. economic recovery. Further, changes in monetary policy, including changes in interest rates, could influence (i) the amount of interest we receive on loans and securities, (ii) the amount of interest we pay on deposits and borrowings, (iii) our ability to originate loans and obtain deposits, (iv) the fair value of our assets and liabilities, and (v) the reinvestment risk associated with a reduced duration of our mortgage-backed securities portfolio as borrowers refinance to reduce borrowing costs. When interest-bearing liabilities reprice or mature more quickly than interest-earning assets, an increase in interest rates generally would tend to result in a decrease in net interest income.

Part I (Continued)

Item 1A (Continued)

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2017, the fair value of our portfolio of investment securities totaled $354,246,904. Net unrealized losses on these securities totaled $8,217,657 at December 31, 2017.

Additionally, 6.30% of our one- to four-family loan portfolio is comprised of adjustable-rate loans. Any rise in market interest rates may result in increased payments for borrowers who have adjustable-rate mortgage loans, which would increase the possibility of default.

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

Over the last several years, we have increased our non-residential lending in order to improve the yield and reduce the average duration of our assets. At December 31, 2017, our portfolio of commercial real estate, commercial real estate construction, and commercial business loans totaled $444,507,891, or 58.08% of total loans, compared to $426,473,271, or 56.54% of total loans at December 31, 2016 and $434,150,355, or 57.23% of total loans at December 31, 2015. At December 31, 2017, the amount of nonperforming commercial real estate, commercial real estate construction, and commercial business loans was $3,247,577, or 43.29% of total nonperforming loans. These loans may expose us to a greater risk of non-payment and loss than residential real estate loans because, in the case of commercial loans, repayment often depends on the successful operation and earnings of the borrower's businesses and, in the case of consumer loans, the applicable collateral is subject to rapid depreciation. Additionally, commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. If loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest due on the loan, which could cause us to increase our provision for loan losses and adversely affect our financial condition and operating results.

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

Interchange income is derived from fees paid by merchants to the interchange network in exchange for the use of the network's infrastructure and payment facilitation. These fees are paid to card issuers to compensate them for the costs associated with issuance and operation. We earn interchange fees on card transactions from debit cards, including $2,588,678 during the year ended December 31, 2017. Merchants have attempted to negotiate lower interchange rates, and the Durbin Amendment to the Dodd-Frank Act limits the amount of interchange fees that may be charged for certain debit card transactions. Merchants may also continue to pursue alternative payment platforms, such as Apple Pay, to lower their processing costs. Any such new payment system may reduce our interchange income. Our failure to comply with the operating regulations set forth by payment card networks, which may change, could subject us to penalties, fees or the termination of our license to use the networks. Any of these scenarios could have a material impact on our business, financial condition and results of operations.

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

Our common stock is traded on the NASDAQ Global Select Market. However, the average daily trading volume in the Company’s common stock has been relatively small, averaging approximately 19 total trades per day during 2017. As a result, trades involving a relatively small number of shares may have a significant effect on the market price of the common stock, and it may be difficult for investors to acquire or dispose of large blocks of stock without significantly affecting the market price.

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

Item 3

Legal Proceedings

The Company and its subsidiary may become parties to various legal proceedings arising from the normal course of business. As of December 31, 2017, there are no material pending legal proceedings to which Colony or its subsidiary are a party or of which any of its property is the subject.

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

Year Ended December 31, 2017	High	Low	Close	Dividends Per Share

Fourth Quarter	14.75	13.00	14.60	0.025
Third Quarter	14.20	11.10	13.75	0.025
Second Quarter	14.00	13.45	13.70	0.025
First Quarter	14.55	13.00	13.85	0.025

Year Ended December 31, 2016

Fourth Quarter	13.30	9.45	13.20	0.000
Third Quarter	10.06	8.80	9.89	0.000
Second Quarter	10.00	9.20	9.51	0.000
First Quarter	10.04	8.11	9.19	0.000

During 2017, the Company paid $843,934 in cash dividends on its common stock. No cash dividends were paid on its common stock in 2016. For a description of the restrictions and limitations on the Company’s ability to pay dividends, please see “Dividends” on Page 14.

As of December 31, 2017, the Company had approximately 1,814 common stockholders of record.

Issuer Purchase of Equity Securities

The Company purchased no shares of the Company’s common stock during the quarter ended December 31, 2017.

Part II (Continued)

Item 5 (Continued)

Performance Graph

The performance graph below compares the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return on the equity securities of companies included in the NASDAQ Composite Index and the SNL Southeast Bank Index, measured at the last trading day of each year shown. The graph assumes an investment of $100 on December 31, 2012. The performance graph represents past performance and should not be considered to be an indication of future performance.

Colony Bankcorp, Inc.

Total Return Performance
Colony Bankcorp, Inc.
NASDAQ Composite Index
SNL Southeast Bank Index
Index Value
450
400
350
300
250
200
150
100
50
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17

		Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Colony Bankcorp, Inc.	100.00	169.44	218.89	264.72	366.67	408.55
NASDAQ Composite Index	100.00	140.12	160.78	171.97	187.22	242.71
SNL Southeast Bank Index	100.00	135.52	152.63	150.24	199.45	246.72

Part II (Continued)

Item 6

Selected Financial Data

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in Thousands, except per share data)
Selected Balance Sheet Data
Total Assets	$1,232,755	$1,210,442	$1,174,149	$1,146,898	$1,148,551
Total Loans, Net of Unearned Interest and Fees	764,788	753,922	758,279	745,733	750,857
Total Deposits	1,067,985	1,044,357	1,011,554	979,303	987,529
Investment Securities	354,247	323,658	296,149	274,624	263,295
Federal Home Loan Bank Stock	3,043	3,010	2,731	2,831	3,164
Stockholders’ Equity	90,323	93,388	95,457	99,027	89,954
Selected Income Statement Data
Interest Income	45,916	44,589	44,275	44,762	45,186
Interest Expense	6,873	6,483	6,569	6,799	7,497

Net Interest Income	39,043	38,106	37,706	37,963	37,689
Provision for Loan Losses	390	1,062	866	1,308	4,485
Other Income	9,735	9,553	9,045	9,125	8,377
Other Expense	33,860	34,073	33,724	34,980	34,617

Income Before Tax	14,528	12,524	12,161	10,800	6,964
Income Tax Expense	6,777	3,851	3,788	3,268	2,335

Net Income	7,751	8,673	8,373	7,532	4,629
Preferred Stock Dividends	211	1,493	2,375	2,689	1,509

Net Income Available to Common Stockholders	$7,540	$7,180	$5,998	$4,843	$3,120

Weighted Average
Common Shares Outstanding, Basic	8,439	8,439	8,439	8,439	8,439
Common Shares Outstanding, Diluted	8,634	8,513	8,458	8,439	8,439
Shares Outstanding	8,439	8,439	8,439	8,439	8,439
Intangible Assets	$45	$81	$116	$152	$188
Dividends Declared	844	-	-	-	-
Average Assets	1,200,631	1,163,863	1,146,984	1,128,052	1,118,071
Average Stockholders’ Equity	91,045	100,114	101,710	94,751	93,358
Net Charge-Offs	1,805	743	1,064	4,312	5,416
Reserve for Loan Losses	7,508	8,923	8,604	8,802	11,806
OREO	4,256	6,439	8,839	10,402	15,502
Nonperforming Loans	7,503	12,350	14,416	18,341	24,118
Nonperforming Assets	11,759	18,789	23,255	28,743	39,620
Average Interest-Earning Assets	1,133,700	1,090,967	1,074,556	1,057,608	1,048,185
Noninterest-Bearing Deposits	190,928	159,059	133,886	128,340	115,261

Part II (Continued)

Item 6 (Continued)

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in Thousands, except per share data)

Per Share Data:
Net Income Per Common Share (Diluted)	$0.87	$0.84	$0.71	$0.57	$0.37
Common Book Value Per Share	10.70	9.96	9.18	8.42	7.34
Tangible Common Book Value Per Share	10.69	9.95	9.16	8.40	7.32
Dividends Per Common Share	0.10	0.00	0.00	0.00	0.00
Profitability Ratios:
Net Income to Average Assets	0.63%	0.62%	0.52%	0.43%	0.28%
Net Income to Average Stockholders’ Equity	8.28	7.17	5.90	5.11	3.34
Net Interest Margin	3.46	3.51	3.52	3.60	3.61
Loan Quality Ratios:
Net Charge-Offs to Total Loans	0.24	0.10	0.14	0.58	0.72
Reserve for Loan Losses to Total Loans and OREO	0.98	1.17	1.12	1.16	1.54
Nonperforming Assets to Total Loans and OREO	1.53	2.47	3.03	3.80	5.17
Reserve for Loan Losses to Nonperforming Loans	100.06	72.25	59.68	47.99	48.95
Reserve for Loan Losses to Total Nonperforming Assets	63.85	47.49	37.00	30.62	29.80
Liquidity Ratios:
Loans to Total Deposits (1)	71.61	72.19	74.96	76.15	76.03
Loans to Average Interest-Earning Assets (1)	67.46	69.11	70.57	70.51	71.63
Noninterest-Bearing Deposits to Total Deposits	17.88	15.23	13.24	13.11	11.67
Capital Adequacy Ratios:
Common Stockholders’ Equity to Total Assets	7.33	6.94	6.60	6.20	5.39
Total Stockholders’ Equity to Total Assets	7.33	7.72	8.13	8.63	7.83
Dividend Payout Ratio	11.24	0.00	0.00	0.00	0.00

(1)	Total loans, net of unearned interest and fees.

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

Future Outlook

During the recent financial crisis, the financial industry experienced tremendous adversities as a result of the collapse of the real estate markets across the country. Colony, like most banking companies, has been affected by these economic challenges that started with a rapid stall of real estate sales and developments throughout the country. While much has been accomplished in addressing problem assets the past several years, there is still work to be done in bringing our problem assets to an acceptable level. A focus in 2018 will be directed toward further reduction of problem assets.

As we look forward to 2018 we are committed to improving earnings and reducing problem assets. Given the improved condition of the company we are also considering product and market expansion. In January 2017, the Company opened its third office in Savannah. Currently, the Company is performing due diligence on a property for a new office in Statesboro.

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

Part II (Continued)

Item 7 (Continued)

Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJ Act”) was enacted. The TCJ Act made broad changes to the U.S. tax code, including, but not limited to, a reduction of the U.S. federal corporate tax rate to 21 percent. As a result of the enactment of the TCJ Act, we have remeasured our deferred tax assets and liabilities based upon the new U.S. statutory federal income tax rate of 21%, which is the tax rate at which these assets and liabilities are expected to reverse in the future. We recognized additional income tax expense of $2,040,946 in the fourth quarter of 2017 related to the remeasurement of our deferred tax assets and liabilities. Currently, we are still analyzing certain aspects of the new law and refining our calculations, which could affect the measurement of these assets and liabilities or give rise to new deferred tax amounts. The table below illustrates the effect the additional tax expense resulting from the TCJ Act had on our results of operations for the year ended December 31, 2017.

	2017 As Reported	TCJ Act Impact	2017 Adjusted (Non-GAAP)
Net Income	$7,751	$(2,041)	$9,792
Earnings Per Share	$0.89	$(0.27)	$1.16
Return on Average Assets (1)	0.63%	(0.19)	0.80%
Return on Average Equity (1)	8.28%	(2.24)	10.52%

(1)	Computed using Net Income Available to Common Stockholders.

Non-GAAP Financial Measures

Our accounting and reporting policies conform to generally accepted accounting principles (GAAP) in the United States and prevailing practices in the banking industry. However, certain non-GAAP measures are used by management to supplement the evaluation of our performance. These include the fully-taxable equivalent measures: tax-equivalent net interest income, tax-equivalent net interest margin and tax-equivalent net interest spread, which include the effects of taxable-equivalent adjustments using a federal income tax rate of 34% to increase tax-exempt interest income to a tax-equivalent basis.  Tax-equivalent adjustments are reported in Notes 1 and 2 to the Average Balances with Average Yields and Rates table under Rate/Volume Analysis. Tangible book value per common share is also a non-GAAP measure used in the selected Financial Data Section.

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

Part II (Continued)

Item 7 (Continued)

Non-GAAP Financial Measures (Continued)

These non-GAAP financial measures should not be considered alternatives to GAAP-basis financial statements, and other bank holding companies may define or calculate these non-GAAP measures or similar measures differently.

A reconciliation of these performance measures to GAAP performance measures is included in the tables below.

Non-GAAP Performance Measures Reconciliation

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in Thousands, except per share data)
Interest Income Reconciliation
Interest Income – Taxable Equivalent	$46,079	$44,762	$44,407	$44,879	$45,356
Tax Equivalent Adjustment	(163)	(173)	(132)	(117)	(170)
Interest Income (GAAP)	$45,916	$44,589	$44,275	$44,762	$45,186

Net Interest Income Reconciliation
Net Interest Income – Taxable Equivalent	$39,206	$38,279	$37,838	$38,080	$37,859
Tax Equivalent Adjustment	(163)	(173)	(132)	(117)	(170)
Net Interest Income (GAAP)	$39,043	$38,106	$37,706	$37,963	$37,689

Net Interest Margin Reconciliation
Net Interest Margin – Taxable Equivalent	3.46%	3.51%	3.52%	3.60%	3.61%
Tax Equivalent Adjustment	(0.02)	(.02)	(.01)	(.01)	(.02)
Net Interest Margin (GAAP)	3.44%	3.49%	3.51%	3.59%	3.59%

Interest Rate Spread Reconciliation
Interest Rate Spread – Taxable Equivalent	3.34%	3.40%	3.41%	3.49%	3.50%
Tax Equivalent Adjustment	(0.02)	(.02)	(.01)	(.01)	(.02)
Interest Rate Spread (GAAP)	3.32%	3.38%	3.40%	3.48%	3.48%

Selected Financial Data
Tangible Book Value Per Common Share	$10.69	$9.95	$9.16	$8.40	$7.32
Effect of Other Intangible Assets	0.01	0.01	0.02	0.02	0.02
Book Value Per Common Share (GAAP)	$10.70	$9.96	$9.18	$8.42	$7.34

Part II (Continued)

Item 7 (Continued)

The Company

Colony Bankcorp, Inc. (“Colony” or the “Company”) is a bank holding company headquartered in Fitzgerald, Georgia that provides, through its wholly-owned subsidiary Colony Bank (collectively referred to as the Company), a broad array of products and services throughout central, south and coastal Georgia markets. The Company offers commercial, consumer and mortgage banking services.

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of December 31, 2017 and 2016, and results of operations for each of the years in the three-year period ended December 31, 2017. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 34 percent federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.

Dollar amounts in tables are stated in thousands, except for per share amounts.

Part II (Continued)

Item 7 (Continued)

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average interest-earning assets. Net income available to common shareholders totaled $7.54 million, or $0.87 per diluted shares in 2017, compared to $7.18 million, or $0.84 per diluted common share in 2016 and compared to $6.00 million, or $0.71 per diluted common share in 2015.

Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

			$	%			$	%
	2017	2016	Variance	Variance	2016	2015	Variance	Variance

Taxable-equivalent net interest income	$39,206	$38,279	$927	2.42%	$38,279	$37,838	$441	1.17%
Taxable-equivalent adjustment	163	173	(10)	(5.78)	173	132	41	31.06

Net interest income	39,043	38,106	937	2.46	38,106	37,706	400	1.06
Provision for loan losses	390	1,062	(672)	(63.28)	1,062	866	196	22.63
Noninterest income	9,735	9,553	182	1.91	9,553	9,045	508	5.62
Noninterest expense	33,860	34,073	(213)	(0.63)	34,073	33,724	349	1.03

Income before income taxes	$14,528	$12,524	$2,004	16.00%	$12,524	$12,161	$363	2.98%
Income Taxes	6,777	3,851	2,926	75.98	3,851	3,788	63	1.66

Net income	$7,751	$8,673	$(922)	(10.63)%	$8,673	$8,373	$300	3.58%

Preferred stock dividends	$211	$1,493	$(1,282)	(85.87)%	$1,493	$2,375	$(882)	(37.14)%

Net income available to common shareholders	$7,540	$7,180	$360	5.01%	$7,180	$5,998	$1,182	19.71%

Net income available to common shareholders:
Basic	$0.89	$0.85	$0.04	4.71%	$0.85	$0.71	$0.14	19.72%
Diluted	$0.87	$0.84	$0.03	3.57%	$0.84	$0.71	$0.13	18.31%
Return on average assets (1)	0.63%	0.62%	0.01%	1.61%	0.62%	0.52%	0.10%	19.23%
Return on average common equity (1)	8.28%	7.17%	1.11%	15.48%	7.17%	5.90%	1.27%	21.53%

(1) Computed using net income available to common shareholders.

Part II (Continued)

Item 7 (Continued)

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 80.04 percent of total revenue during 2017, 79.96 percent of total revenue during 2016, and 80.65 percent of total revenue during 2015.

Net interest margin is the taxable-equivalent net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Company’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, is currently 4.50 percent. The Federal Reserve Board sets general market rates of interest, including the deposit and loan rates offered by many financial institutions. For the first time in several years, the prime interest rate increased by 25 basis points in the fourth quarter of 2015, followed by a similar 25-point increase in the fourth quarter of 2016. During 2017, the prime interest rate increased overall by 75 basis points. Given that the federal funds rate moves in accordance with the movement of the prime interest rate, we anticipate that the federal funds rate will also increase from its current 1.5 percent.

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

	Changes From			Changes From
	2016 to 2017 (a)			2015 to 2016 (a)
	Volume	Rate	Total	Volume	Rate	Total

Interest Income
Loans, Net-Taxable	$72	$(407)	$(335)	$221	$(951)	$(730)

Investment Securities
Taxable	769	770	1,539	381	669	1,050
Tax-Exempt	(5)	(9)	(14)	12	(15)	(3)
Total Investment Securities	764	761	1,525	393	654	1,047

Interest-Bearing Deposits in Other Banks	(12)	120	108	(18)	62	44
Federal Funds Sold	-	-	-	(15)	-	(15)
Other Interest - Earning Assets	12	7	19	4	5	9
Total Interest Income	836	481	1,317	585	(230)	355

Interest Expense
Interest-Bearing Demand and Savings Deposits	174	28	202	137	62	199
Time Deposits	(240)	15	(225)	(271)	(4)	(275)
Total Interest Expense On Deposits	(66)	43	(23)	(134)	58	(76)

Other Interest-Bearing Liabilities
Subordinated Debentures	-	126	126	-	98	98
Other Debt	231	54	285	74	(183)	(109)
Federal Funds Purchased	4	(2)	2	-	1	1
Total Interest Expense	169	221	390	(60)	(26)	(86)
Net Interest Income (Loss)	$667	$260	$927	$645	$(204)	$441

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

Part II (Continued)

Item 7 (Continued)

The Company maintains about 22.6 percent of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years. The liabilities to fund assets are primarily in non-maturing core deposits and short term certificates of deposit that mature within one year. The Federal Reserve rates have remained flat since 2008 until the 25 basis point increase in the fourth quarter of 2015 and 2016 followed by the 75 basis point increase during 2017. We have seen the net interest margin change to 3.46 percent for 2017, compared to 3.51 percent for 2016 and 3.52 percent for 2015. We have seen our net interest margin reach a low of 3.35 percent in first quarter of 2017 to a high of 3.50 percent in the third and fourth quarters 2017.

Taxable-equivalent net interest income for 2017 increased by $927 thousand, or 2.42 percent, compared to 2016 while taxable-equivalent net interest income for 2016 increased by $441 thousand, or 1.17 percent compared to 2015. The average volume of interest-earning assets during 2017 increased $42.73 million compared to 2016 while over the same period the net interest margin dropped to 3.46 percent from 3.51 percent. The average volume of interest-earning assets during 2016 increased $16.41 million compared to 2015 while over the same period the net interest margin dropped to 3.51 percent from 3.52 percent. The change in the net interest margin in 2017 was primarily driven by a higher level of low yielding assets offset by an increase in the cost of funds. The change in the net interest margin in 2016 was primarily driven by reduction in the cost of funds and a higher level of low yielding assets. The increase in average interest-earning assets in 2017 was primarily in investments. The increase in average interest-earning assets in 2016 was in loans, investments and other interest-earning assets.

The average volume of loans increased $1.41 million in 2017 compared to 2016 and increased $4.20 million in 2016 compared to 2015. The average yield on loans decreased 5 basis points in 2017 compared to 2016 and decreased 13 basis points in 2016 compared to 2015. The average volume of deposits increased $36.78 million in 2017 compared to 2016. The average volume of deposits increased $17.35 million in 2016 compared to 2015. Demand deposits made up $18.59 million of the increase in average deposits in 2017 compared to $11.80 million of the increase in average deposits in 2016.

Accordingly, the ratio of average interest-bearing deposits to total average deposits was 84.6 percent in 2017, 85.9 percent in 2016 and 86.8 percent in 2015. This deposit mix, combined with a general decrease in interest rates, had the effect of (i) decreasing the average cost of total deposits by 2 basis points in 2017 compared to 2016 and decreasing the average cost of total deposits by 2 basis points in 2016 compared to 2015, and (ii) mitigating a portion of the impact of decreasing yields on interest-earning assets on the Company’s net interest income.

The Company’s net interest spread, which represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities, was 3.34 percent in 2017 compared to 3.40 percent in 2016 and 3.41 percent in 2015. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Market Risk and Interest Rate Sensitivity included elsewhere in this report.

Part II (Continued)

Item 7 (Continued)

Rate/Volume Analysis (Continued)

AVERAGE BALANCE SHEETS

	2017			2016			2015
	Average	Income/	Yields/	Average	Income/	Yields/	Average	Income/	Yields/
	Balances	Expense	Rates	Balances	Expense	Rates	Balances	Expense	Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Income (1)	$762,554	$38,749	5.08%	$761,149	$39,084	5.13%	$756,953	$39,814	5.26%
Investment Securities
Taxable	344,790	6,867	1.99	301,357	5,328	1.77	276,807	4,278	1.55
Tax-Exempt (2)	2,310	81	3.51	2,440	95	3.89	2,171	98	4.51
Total Investment Securities	347,100	6,948	2.00	303,797	5,423	1.79	278,978	4,376	1.57
Interest-Bearing Deposits	20,920	232	1.11	23,167	124	0.54	29,815	80	0.27
Federal Funds Sold	-	-	-	-	-	-	6,056	15	0.25
Other Interest-Earning Assets	3,126	150	4.80	2,854	131	4.59	2,754	122	4.43
Total Interest-Earning Assets	1,133,700	46,079	4.06%	1,090,967	44,762	4.10	1,074,556	44,407	4.13
Noninterest-Earning Assets
Cash	20,587			19,208			19,049
Allowance for Loan Losses	(8,442)			(9,372)			(8,587)
Other Assets	54,786			63,060			61,966
Total Noninterest-Earning Assets	66,931			72,896			72,428
Total Assets	$1,200,631			$1,163,863			$1,146,984
Liabilities and Stockholders' Equity
Interest-Bearing Liabilities
Interest-Bearing Demand and Savings	$517,974	$1,896	0.37%	$469,740	$1,694	0.36%	$430,731	$1,495	0.35%
Other Time	353,587	2,862	0.81	383,628	3,087	0.80	417,080	3,362	0.81
Total Interest-Bearing Deposits	871,561	4,758	0.55	853,368	4,781	0.56	847,811	4,857	0.57
Other Interest-Bearing Liabilities
Other Borrowed Money	51,388	1,385	2.70	42,470	1,100	2.59	40,000	1,209	3.02
Subordinated Debentures	24,229	727	3.00	24,229	601	2.48	24,229	503	2.08
Federal Funds Purchased and Repurchase Agreements	178	3	1.69	35	1	2.86	3	-	-
Total Other Interest-Bearing Liabilities	75,795	2,115	2.79	66,734	1,702	2.55	64,232	1,712	2.67
Total Interest-Bearing Liabilities	947,356	6,873	0.73	920,102	6,483	0.70	912,043	6,569	0.72
Noninterest-Bearing Liabilities and Stockholders' Equity
Demand Deposits	158,924			140,338			128,541
Other Liabilities	3,306			3,309			4,690
Stockholders' Equity	91,045			100,114			101,710
Total Noninterest-Bearing Liabilities and Stockholders' Equity	253,275			243,761			234,941
Total Liabilities and Stockholders' Equity	$1,200,631			$1,163,863			$1,146,984
Interest Rate Spread			3.34%			3.40%			3.41%
Net Interest Income		$39,206			$38,279			$37,838
Net Interest Margin			3.46%			3.51%			3.52%

(1)

The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable equivalent adjustments totaling $135, $141 and $99 for 2017, 2016 and 2015, respectively, are included in interest on loans. The adjustments are based on a federal tax rate of 34 percent.

(2)

Taxable-equivalent adjustments totaling $28, $32 and $33 for 2017, 2016 and 2015, respectively, are included in tax-exempt interest on investment securities. The adjustments are based on a federal tax rate of 34 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

Part II (Continued)

Item 7 (Continued)

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $390 thousand in 2017 compared to $1.06 million in 2016 and $866 thousand in 2015. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Noninterest Income

The components of noninterest income were as follows:

			$	%			$	a
	2017	2016	Variance	Variance	2016	2015	Variance	Variance

Service Charges on Deposit Accounts	$4,467	$4,307	$160	3.71%	$4,307	$4,269	$38	0.89%
Other Charges, Commissions and Fees	3,040	2,803	237	8.46	2,803	2,627	176	6.70
Mortgage Fee Income	859	682	177	25.95	682	527	155	29.41
Securities Gains (Losses)	-	385	(385)	(100.00)	385	(11)	396	3,600.00
Other	1,369	1,377	(8)	(0.58)	1,377	1,633	(256)	(15.68)

Total	$9,735	$9,554	$181	1.89%	$9,554	$9,045	$509	5.63%

Other Charges, Commissions and Fees. Significant amounts impacting the comparable periods was primarily attributed to ATM and debit card interchange fees which increased $209 thousand in 2017 compared to 2016 and $184 thousand in 2016 compared to 2015.

Mortgage Fee Income. The increase in mortgage fee income in 2017 compared to the same period in 2016 is due to an increase in the volume of mortgage loans.

Securities Gains (Losses). The decrease in 2017 is attributable to no sale of securities in 2017 compared to a gain on sale of securities in 2016.

Other. The Bank did not have any significant changes for 2017 compared to 2016. Significant amounts impacting the comparable periods was primarily attributed to having income from the sale of a tax credit of $66 thousand and life insurance benefits of $137 that did not occur in 2016 when compared to 2015.

Part II (Continued)

Item 7 (Continued)

Noninterest Expense

The components of noninterest expense were as follows:

			$	%			$	%
	2017	2016	Variance	Variance	2016	2015	Variance	Variance

Salaries and Employee Benefits	$19,223	$18,483	$740	4.00%	$18,483	$17,590	$893	5.08%
Occupancy and Equipment	3,948	3,970	(22)	(0.55)	3,970	3,989	(19)	(0.48)
Directors' Fees	298	349	(51)	(14.61)	349	358	(9)	(2.51)
Legal and Professional Fees	894	792	102	12.88	792	738	54	7.32
Foreclosed Property	363	1,143	(780)	(68.24)	1,143	1,683	(540)	(32.09)
FDIC Assessment	387	604	(217)	(35.93)	604	899	(295)	(32.81)
Advertising	350	610	(260)	(42.62)	610	625	(15)	(2.40)
Software	1,192	1,112	80	7.19	1,112	993	119	11.98
Telephone	814	737	77	10.45	737	710	27	3.80
ATM/Card Processing	1,467	1,136	331	29.14	1,136	1,061	75	7.07
Other	4,924	5,137	(213)	(4.15)	5,137	5,078	59	1.16

Total	$33,860	$34,073	$(213)	(0.63)%	$34,073	$33,724	$349	1.03%

Salaries and Employee Benefits. The increase in salary and employee benefits for 2017 and 2016 is due to merit pay increases.

Foreclosed Property. The decrease in foreclosed property and repossession expense for 2017 and 2016 is primarily attributable to the decrease in the volume of OREO.

Advertising. The decrease in advertising expense for 2017 is due to management changing its approach to advertising by decreasing its television ads.

ATM/Card Processing. The increase is proportional to the Bank’s increase in deposits and to ATM and debit card interchange fees.

Part II (Continued)

Item 7 (Continued)

Sources and Uses of Funds

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the assets in which those funds are invested as a percentage of the Company’s average total assets for the period indicated. Average assets totaled $1.20 billion in 2017 compared to $1.16 billion in 2016 and $1.15 billion in 2015.

	2017		2016		2015
Sources of Funds:
Deposits:
Noninterest-Bearing	$158,924	13.24%	$140,338	12.1%	$128,541	11.2%
Interest-Bearing	871,561	72.59%	853,368	73.3%	847,811	73.9%
Federal Funds Purchased and Repurchase Agreements	178	0.01%	35	-%	3	-%
Subordinated Debentures and Other Borrowed Money	75,617	6.30%	66,699	5.7%	64,229	5.6%
Other Noninterest-Bearing Liabilities	3,306	0.28%	3,309	0.3%	4,690	0.4%
Equity Capital	91,045	7.58%	100,114	8.6%	101,710	8.9%

Total	$1,200,631	100.00%	$1,163,863	100.0%	$1,146,984	100.0%

Uses of Funds:
Loans (Net of Allowance)	$754,112	62.81%	$751,777	64.6%	$748,366	65.3%
Investment Securities	347,100	28.91%	303,797	26.1%	278,978	24.3%
Federal Funds Sold	-	-%	-	-%	6,056	0.5%
Interest-Bearing Deposits	20,920	1.74%	23,167	2.0%	29,815	2.6%
Other Interest-Earning Assets	3,126	0.26%	2,854	0.2%	2,754	0.2%
Other Noninterest-Earning Assets	75,373	6.28%	82,268	7.1%	81,015	7.1%

Total	$1,200,631	100.00%	$1,163,863	100.0%	$1,146,984	100.0%

Deposits continue to be the Company’s primary source of funding. Over the comparable periods, the relative mix of deposits continues to be high in interest-bearing deposits. Interest-bearing deposits totaled 84.6 percent of total average deposits in 2017 compared to 85.9 percent in 2016 and 86.8 percent in 2015.

The Company primarily invests funds in loans and securities. Loans continue to be the largest component of the Company’s mix of invested assets. Loan demand increased in 2017 as total loans were $765.3 million at December 31, 2017, up 1.46 percent, compared to loans of $754.3 million at December 31, 2016, which went down 0.57 percent, compared to loans of $758.6 million at December 31, 2015. See additional discussion regarding the Company’s loan portfolio in the section captioned “Loans” on the following page. The majority of funds provided by deposits have been invested in loans and securities.

Part II (Continued)

Item 7 (Continued)

Loans

The following table presents the composition of the Company’s loan portfolio as of December 31 for the past five years.

	2017	2016	2015	2014	2013
Commercial and Agricultural
Commercial	$48,122	$47,025	$47,782	$50,960	$48,107
Agricultural	16,443	17,080	19,193	16,689	10,666

Real Estate
Commercial Construction	45,214	30,358	40,107	51,259	52,739
Residential Construction	8,583	11,830	9,413	11,221	6,549
Commercial	351,172	349,090	346,262	332,231	341,783
Residential	194,049	195,580	197,002	203,753	206,258
Farmland	67,768	66,877	61,780	49,951	47,034

Consumer and Other
Consumer	18,956	19,695	20,605	22,820	25,676
Other	14,977	16,748	16,492	7,210	12,406
	765,284	754,283	758,636	746,094	751,218

Unearned Interest and Fees	(495)	(361)	(357)	(362)	(360)
Allowances for Loan Losses	(7,508)	(8,923)	(8,604)	(8,802)	(11,806)

Loans	$757,281	$744,999	$749,675	$736,930	$739,052

The following table presents total loans as of December 31, 2017 according to maturity distribution and/or repricing opportunity on adjustable rate loans.

Maturity and Repricing Opportunity

One Year or Less	$279,145
After One Year through Three Years	270,161
After Three Years through Five Years	169,049
Over Five Years	46,929

$765,284

Overview. Loans totaled $765.3 million at December 31, 2017 up 1.46 percent from 754.3 million at December 31, 2016. The majority of the Company’s loan portfolio is comprised of the real estate loans. Commercial and residential real estate which is primarily 1-4 family residential properties and nonfarm nonresidential properties, made up 71.24 percent and 72.21 percent of total loans, real estate construction loans made up 7.03 percent and 5.59 percent while commercial and agricultural loans made up 8.44 percent and 8.50 percent of total loans at December 31, 2017 and December 31, 2016, respectively.

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

Commercial and Agricultural. Commercial and agricultural loans at December 31, 2017 increased 0.78 percent to $64.6 million from December 31, 2016 at $64.1 million. The Company’s commercial and agricultural loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Company’s loan policy guidelines.

Part II (Continued)

Item 7 (Continued)

Real Estate.  Commercial and residential construction loans increased by $11.6 million, or 27.49 percent, at December 31, 2017 to $53.8 million from $42.2 million at December 31, 2016. This increase is partially due to new commercial construction loans being financed during the year that were not completed by the end of the year.  Commercial real estate increased $2.1 million or 0.6 percent at December 31, 2017 to $351.17 million from $349.09 million at December 31, 2016.

Other.  Other loans at December 31, 2017 decreased 10.6 percent to $14.98 million from $16.75 million in December 31, 2016.

Industry Concentrations. As of December 31, 2017 and December 31, 2016, there were no concentrations of loans within any single industry in excess of 10 percent of total loans, as segregated by Standard Industrial Classification code (“SIC code”). The SIC code is a federally designed standard industrial numbering system used by the Company to categorize loans by the borrower’s type of business. The Company has established industry-specific guidelines with respect to maximum loans permitted for each industry with which the Company does business.

Collateral Concentrations. Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions. The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk, particularly with the current economic downturn in the real estate market. At December 31, 2017, approximately 87 percent of the Company’s loan portfolio was concentrated in loans secured by real estate. A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector. In addition, a large portion of the Company’s foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions. Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.

Large Credit Relationships. The Company is currently in eighteen counties in central, south and coastal Georgia and includes metropolitan markets in Dougherty, Lowndes, Houston, Chatham and Muscogee counties. As a result, the Company originates and maintains large credit relationships with several commercial customers in the ordinary course of business. The Company considers large credit relationships to be those with commitments equal to or in excess of $5.0 million prior to any portion being sold. Large relationships also include loan participations purchased if the credit relationship with the agent is equal to or in excess of $5.0 million. In addition to the Company’s normal policies and procedures related to the origination of large credits, the Company’s Executive Loan Committee and Director Loan Committee must approve all new and renewed credit facilities which are part of large credit relationships. The following table provides additional information on the Company’s large credit relationships outstanding at December 31, 2017 and December 31, 2016.

	December 31, 2017			December 31, 2016
		Period End Balances			Period End Balances
	Number of			Number of
	Relationships	Committed	Outstanding	Relationships	Committed	Outstanding

Large Credit Relationships:
$10 million or greater	1	$11,541	$8,718	-	$-	$-
$5 million to $9.9 million	15	98,718	89,556	14	96,807	86,712

Part II (Continued)

Item 7 (Continued)

Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table presents the maturity distribution of the Company’s loans at December 31, 2017. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate.

	Due in One Year or Less	After One, but Within Three Years	After Three, but Within Five Years	After Five Years	Total

Loans with fixed interest rates	$200,340	$232,129	$115,366	$44,363	$592,198
Loans with floating interest rates	78,805	38,032	53,683	2,566	173,086

Total	$279,145	$270,161	$169,049	$46,929	$765,284

The Company may renew loans at maturity when requested by a customer whose financial strength appears to support such renewal or when such renewal appears to be in the Company’s best interest. In such instances, the Company generally requires payment of accrued interest and may adjust the rate of interest, require a principal reduction or modify other terms of the loan at the time of renewal.

Part II (Continued)

Item 7 (Continued)

Nonperforming Assets and Potential Problem Loans

Year-end nonperforming assets and accruing past due loans were as follows:

	2017	2016	2015	2014	2013

Loans Accounted for on Nonaccrual	$7,503	$12,350	$14,408	$18,334	$24,114
Loans Accruing Past Due 90 Days or More	-	-	8	7	4
Other Real Estate Foreclosed	4,256	6,439	8,839	10,402	15,502
Securities Accounted for on Nonaccrual	-	-	-	-	-
Total Nonperforming Assets	$11,759	$18,789	$23,255	$28,743	$39,620

Nonperforming Assets by Segment
Construction and Land Development	$2,630	$3,376	$7,106	$9,655	$17,323
1-4 Family Residential	3,309	4,375	4,197	8,237	5,926
Multifamily Residential	-	-	-	173	335
Nonfarm Residential	3,796	9,182	9,908	8,375	12,441
Farmland	839	800	1,103	1,449	1,629
Commercial and Consumer	1,185	1,056	941	854	1,966
Total Nonperforming Assets	$11,759	$18,789	$23,255	$28,743	$39,620

Nonperforming Assets as a Percentage of:
Total Loans and Foreclosed Assets	1.53%	2.47%	3.03%	3.80%	5.17%
Total Assets	0.95%	1.55%	1.98%	2.51%	3.45%
Nonperforming Loans as a Percentage of:
Total Loans	0.98%	1.64%	1.90%	2.46%	3.21%

Supplemental Data:
Trouble Debt Restructured Loans In Compliance with Modified Terms	$18,363	$17,992	$19,375	$19,229	$20,715
Trouble Debt Restructured Loans Past Due 30-89 Days	131	319	344	757	435
Accruing Past Due Loans:
30-89 Days Past Due	4,558	4,469	10,959	9,701	9,366
90 or More Days Past Due	-	-	8	7	4
Total Accruing Past Due Loans	$4,558	$4,469	$10,967	$9,708	$9,370

Allowance for Loan Losses	$7,508	$8,923	$8,604	$8,802	$11,806
ALLL as a Percentage of:
Total Loans	0.98%	1.18%	1.13%	1.18%	1.57%
Nonperforming Loans	100.06%	72.25%	59.68%	47.99%	48.95%

Nonperforming assets include nonaccrual loans, loans past due 90 days or more, foreclosed real estate and nonaccrual securities. Nonperforming assets at December 31, 2017 decreased 37.42 percent from December 31, 2016.

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

Part II (Continued)

Item 7 (Continued)

The Company’s allowance for loan losses consists of specific valuation allowances established for probable losses on specific loans and historical valuation allowances for other loans with similar risk characteristics. During the first quarter of 2016 Company management implemented a change to its allowance for loan loss methodology by expanding the historical loss period from a rolling 8 quarters to 16 quarters. Management believes the longer historical loss period better reflects the current and expected loss behavior of the loan portfolio within the current credit cycle. The transition to a rolling 16 quarter loss period was complete in the first quarter of 2017. As of December 31, 2017, this change in the historical loss period resulted in a decrease to the allowance for loan losses of $114,144. The loss history period used at December 31, 2016 and 2015 was based on the loss rate from the eight quarters ended September 30, 2016 and 2015, respectively.

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

	2017		2016		2015		2014		2013
	Reserve	%*	Reserve	%*	Reserve	%*	Reserve	%*	Reserve	%*

Commercial and Agricultural
Commercial	$447	6%	$456	6%	$855	6%	$497	7%	$1,017	6%
Agricultural	186	2%	168	2%	203	3%	304	2%	294	2%

Real Estate
Commercial Construction	1,216	6%	323	4%	691	5%	1,223	7%	1,782	7%
Residential Construction	-	1%	13	2%	20	1%	138	1%	138	1%
Commercial	3,874	46%	5,751	46%	3,851	46%	3,665	45%	4,380	46%
Residential	968	25%	1,396	26%	1,990	26%	2,425	27%	3,278	27%
Farmland	780	9%	722	9%	912	8%	104	7%	312	6%

Consumer and Other
Consumer	34	3%	80	3%	63	3%	67	3%	243	3%
Other	3	2%	14	2%	19	2%	379	1%	362	2%
	$7,508	100%	$8,923	100%	$8,604	100%	$8,802	100%	$11,806	100%

*	Percentage represents the loan balance in each category expressed as a percentage of total end of period loans.

Part II (Continued)

Item 7 (Continued)

The following table presents an analysis of the Company’s loan loss experience for the periods indicated.

	2017	2016	2015	2014	2013

Allowance for Loan Losses at Beginning of Year	$8,923	$8,604	$8,802	$11,806	$12,737

Charge-Offs
Commercial	299	305	455	625	121
Agricultural	159	19	5	-	34
Commercial Construction	52	25	98	1,543	2,071
Residential Construction	-	-	-	-	-
Commercial	966	992	275	1,327	2,873
Residential	1,048	362	930	1,034	706
Farmland	61	120	40	233	21
Consumer	330	265	255	342	398
Other	-	-	25	-	4

	$2,915	$2,088	$2,083	$5,104	$6,228
Recoveries
Commercial	137	67	52	76	56
Agricultural	4	4	3	3	6
Commercial Construction	266	814	486	485	253
Residential Construction	-	-	-	-	-
Commercial	527	206	270	90	298
Residential	82	50	110	31	65
Farmland	17	145	20	20	22
Consumer	75	53	62	72	94
Other	2	6	16	15	18

	1,110	1,345	1,019	792	812

Net Charge-Offs	1,805	743	1,064	4,312	5,416

Provision for Loans Losses	390	1,062	866	1,308	4,485

Allowance for Loan Losses at End of Year	$7,508	$8,923	$8,604	$8,802	$11,806

Ratio of Net Charge-Offs to Average Loans	0.24%	0.10%	0.14%	0.58%	0.73%

The allowance for loan losses decreased from $8.92 million, or 1.18 percent of total loans at December 31, 2016 to $7.51 million, or 0.98 percent of total loans at December 31, 2017. The provision for loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. Significant changes in the allowance during 2017 was the increase in the net charge-offs in 2017 to $1.81 million from $743 thousand in 2016, or an increase of $1.06 million. Significant changes in the allowance during 2016 was the reduction in the net charge-offs in 2016 to $743 thousand from $1.06 million in 2015. The Company believes that collection efforts have reduced impaired loans and the reduction in net charge-offs runs parallel with the improvement in the substandard assets. As we begin to see stabilization in the economy and the housing and real estate market, we expect continued improvement in our substandard assets, including net charge-offs. There were no charge-offs or recoveries related to foreign loans during any of the periods presented.

Part II (Continued)

Item 7 (Continued)

Investment Portfolio

The following table presents carrying values of investment securities held by the Company as of December 31, 2017, 2016 and 2015.

	2017	2016	2015

State, County and Municipal	$4,493	$4,561	$5,099
Mortgage-Backed Securities	346,723	319,097	291,050
Corporate	2,060	-	-
Asset-Backed	971	-	-
Total Investment Securities and Mortgage-Backed Securities	$354,247	$323,658	$296,149

The following table represents expected maturities and weighted-average yields of investment securities held by the Company as of December 31, 2017. (Mortgage-backed securities are based on the average life at the projected speed, while State and Political Subdivisions reflect anticipated calls being exercised.)

			After 1 Year But		After 5 Years But
	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Mortgage-Backed Securities	$29,606	2.78%	$204,342	1.79%	$98,304	2.57%	$14,471	2.96%
Obligations of State and Political Subdivisions	517	3.03	3,037	2.09	679	3.10	260	4.03
Corporate	-	-	2,060	4.03	-	-	-	-
Asset-Backed	-	-	971	3.12	-	-	-	-

Total Investment Portfolio	$30,123	2.78%	$210,410	1.82%	$98,983	2.57%	$14,731	2.98%

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

At December 31, 2017, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10 percent of the Company’s stockholders’ equity.

The average yield of the securities portfolio was 2.00 percent in 2017 compared to 1.79 percent in 2016 and 1.57 percent in 2015. The increase in the average yield from 2016 to 2017 was primarily attributed to the purchase of new securities which have a higher yield. The increase in the average yield from 2015 to 2016 was primarily attributed to the adjustment in amortization resulting from the deceleration of prepayment speeds.

Part II (Continued)

Item 7 (Continued)

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the years 2017, 2016 and 2015.

	2017		2016		2015
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-Bearing Demand Deposits	$158,924		$140,338		$128,541
Interest-Bearing Demand and Savings	517,974	0.37%	469,740	0.36%	430,731	0.35%
Time Deposits	353,587	0.81%	383,628	0.80%	417,080	0.81%

Total Deposits	$1,030,485	0.46%	$993,706	0.48%	$976,352	0.50%

The following table presents the maturities of the Company’s time deposits as of December 31, 2017.

	Time	Time
	Deposits	Deposits
	$250,000	Less Than
	or Greater	$250,000	Total

Months to Maturity
3 or Less	$4,166	$67,962	$72,128
Over 3 through 6	7,316	62,163	69,479
Over 6 through 12	20,670	93,298	113,968
Over 12 Months	6,767	77,825	84,592

	$38,919	$301,248	$340,167

Average deposits increased $36.78 million in 2017 compared to 2016 and increased $17.35 million in 2016 compared to 2015. The increase in 2017 included $48.23 million, or 10.27 percent in interest-bearing demand and savings deposits while, at the same time noninterest bearing deposits increased $18.59 million, or 13.24 percent and time deposits decreased $30.04 million, or 7.83 percent. The increase in 2016 included $39.01 million, or 9.06 percent in interest-bearing demand and savings deposits while, at the same time noninterest bearing deposits increased $11.80 million, or 9.18 percent and time deposits decreased $33.45 million, or 8.02 percent. Accordingly, the ratio of average noninterest-bearing deposits to total average deposits was 15.42 percent in 2017, 14.12 percent in 2016 and 13.17 percent in 2015. The general decrease in market rates in 2017 had the effect of (i) decreasing the average cost of interest-bearing deposits by 2 basis points in 2017 compared to 2016 and (ii) mitigating a portion of the impact of decreasing yields on interest-earning assets in the Company’s net interest income in 2017. The general decrease in market rates in 2016 had the effect of (i) decreasing the average cost of interest-bearing deposits by 2 basis points in 2016 compared to 2015 and (ii) mitigating a portion of the impact of decreasing yields on interest-earning assets in the Company’s net interest income in 2016.

Part II (Continued)

Item 7 (Continued)

Total average interest-bearing deposits increased $18.19 million, or 2.13 percent in 2017 compared to 2016 and increased $5.56 million, or 0.66 percent in 2016 compared to 2015. This increase was primarily attributable to the increase in interest-bearing demand and savings accounts in 2017 and in 2016 as well.

The Company supplements deposit sources with brokered deposits. As of December 31, 2017, the Company had $46.33 million, or 4.34 percent of total deposits, in brokered certificates of deposit attracted by external third parties. Additional information is provided in the Notes to Consolidated Financial Statements for Deposits.

Off-Balance-Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of December 31, 2017. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements. The off-balance-sheet arrangements for loan commitments consist of approximately $10 million in 1-4 residential home equity and construction loans, $28 million in commercial real estate construction loans, $18 million in commercial/industrial loans and $40 million in the overdraft privilege program.

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Contractual Obligations:
Subordinated Debentures	$24,229	$-	$-	$-	$24,229
Federal Home Loan Bank Advances	46,000	2,500	5,000	29,500	9,000
Other Borrowings	1,500	1,500	-	-	-
Operating Leases	208	43	42	123	-
Deposits with Stated Maturity Dates	340,168	255,575	41,210	43,266	117

	412,105	259,618	46,252	72,889	33,346

Other Commitments:
Loan Commitments	96,374	96,374	-	-	-
Standby Letters of Credit	1,536	1,536	-	-	-

	97,910	97,910	-	-	-
Total Contractual Obligations and Other Commitments	$510,015	$357,528	$46,252	$72,889	$33,346

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

Loan Commitments. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses. Loan commitments outstanding at December 31, 2017 are included in the preceding table.

Standby Letters of Credit. Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. The Company’s policies generally require that standby letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit outstanding at December 31, 2017 are included in the preceding table.

Capital and Liquidity

At December 31, 2017, shareholders’ equity totaled $90.32 million compared to $93.39 million at December 31, 2016. In addition to net income of $7.75 million, other significant changes in shareholders’ equity during 2017 included $210.6 thousand of dividends declared on preferred stock, $843.9 thousand of dividends declared on common stock and $9.36 million redemption of preferred stock. The accumulated other comprehensive loss component of stockholders’ equity totaled $(6.49) million at December 31, 2017 compared to $(5.02) million at December 31, 2016. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale. Under regulatory requirements, the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. Tier 1 capital consists of common stock and qualifying preferred stockholders’ equity less goodwill and disallowed deferred tax assets. Tier 2 capital consists of certain convertible, subordinated and other qualifying debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets. The Company has no Tier 2 capital other than the allowance for loan losses.

Using the capital requirements presently in effect, the Tier 1 ratio as of December 31, 2017 was 14.64 percent and total Tier 1 and 2 risk-based capital was 15.56 percent. Both of these measures compare favorably with the regulatory minimum of 6 percent for Tier 1 and 8 percent for total risk-based capital. The Company’s common equity Tier 1 ratio as of December 31, 2017 was 11.78, which exceeds the regulatory minimum of 4.50 percent. The Company’s Tier 1 leverage ratio as of December 31, 2017 was 9.89 percent, which exceeds the required ratio standard of 4 percent.

For 2017, average capital was $91.05 million, representing 7.58 percent of average assets for the year. This compares to 8.60 percent for 2016.

Part II (Continued)

Item 7 (Continued)

For 2017, the Company did not have any material commitments for capital expenditures.

The Company reinstated payment of common stock dividends in 2017 with a cash dividend of $844 thousand. The Company did not pay any common stock dividends in 2016. The Company suspended common stock dividend payments beginning in the third quarter of 2009 for capital retention purposes.

The Company declared dividends of $211 thousand and $1,493 million on preferred stock during 2017 and 2016, respectively. On November 17, 2014 the Company reinstated dividend payments after being on deferral since February 12, 2012, on the Preferred Stock and paid $5.5 million of accumulated dividends in arrears to the holders of the Preferred Stock. Additional information is provided in the Notes to the Consolidated Financial Statements for Preferred Stock.

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

The investment portfolio provides a ready means to raise cash if liquidity needs arise. As of December 31, 2017, the available for sale bond portfolio totaled $354.2 million. At December 31, 2016, the available for sale bond portfolio totaled $323.7 million. Only marketable investment grade bonds are purchased. Although most of the Bank’s bond portfolio is encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it primarily determines the Company’s liquidity posture. Colony had ratios of loans to deposits of 71.6 percent as of December 31, 2017 and 72.2 percent as of December 31, 2016. Management employs alternative funding sources when deposit balances will not meet loan demands. The ratios of loans to all funding sources (excluding Subordinated Debentures) at December 31, 2017 and December 31, 2016 were 68.6 percent and 69.2 percent, respectively. Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources. The stability of the Banks’ core deposit base is an important factor in Colony’s liquidity position. A heavy percentage of the deposit base is comprised of accounts of individuals and small businesses with comprehensive banking relationships and limited volatility. At December 31, 2017 and December 31, 2016, the Bank had $38.9 million and $32.2 million, respectively, in certificates of deposit of $250,000 or more. These larger deposits represented 3.6 percent and 3.1 percent of respective total deposits. Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed. Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

Part II (Continued)

Item 7 (Continued)

The Company supplemented deposit sources with brokered deposits. As of December 31, 2017, the Company had $46.3 million or 4.3 percent of total deposits in CDARS. Additional information is provided in the Notes to the Consolidated Financial Statements regarding these brokered deposits. Additionally, the Company uses external deposit listing services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed. The deposits obtained from listing services are often referred to as wholesale or Internet CDs. As of December 31, 2017, the Company had $13.5 million, or 1.3 percent of total deposits, in internet certificates of deposit obtained through deposit listing services.

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

Recently Issued Accounting Pronouncements

See Note 1 - Summary of Significant Accounting Policies under the section headed Changes in Accounting Principles and Effects of New Accounting Pronouncements included in the Notes to the Consolidated Financial Statements.

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

Colony has modeled its baseline net interest income forecast assuming a flat interest rate environment with the federal funds rate at the Federal Reserve's current targeted range of 1.25% to 1.50% and the current prime rate of 4.50%. Colony has modeled the impact of a gradual increase in short-term rates of 100 and 200 basis points and a decline of 100 basis points to determine the sensitivity of net interest income for the next twelve months. As illustrated in the table below, the net interest income sensitivity model indicates that, compared with a net interest income forecast assuming stable rates, net interest income is projected to increase by 0.58% and increase by 0.27% if interest rates increased by 100 and 200 basis points, respectively. Net interest income is projected to decline by 2.57% if interest rates decreased by 100 basis points. These changes were within Colony’s policy limit of a maximum 15% negative change.

Twelve Month Net Interest Income Sensitivity

	Estimated Change in Net Interest Income As of December 31,
Change in Short-term Interest Rates (in basis points)	2017	2016
+200	0.27%	3.35%
+100	0.58%	1.88%
Flat	-%	-%
-100	-2.57%	-3.67%

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

As illustrated in the table below, the economic value of equity model indicates that, compared with a valuation assuming stable rates, EVE is projected to increase by 7.93% and 13.13%, assuming an immediate and sustained increase in interest rates of 100 and 200 basis points, respectively. The primary reason for the increase in asset sensitivity from the prior year is a more aggressive assumption regarding non-maturity deposit durations. Assuming an immediate 100 basis point decline in rates, EVE is projected to decrease by 11.73%. These changes were within Colony’s policy except in the -100 basis point change, which limits the maximum negative change in EVE to 10% of the base EVE. We believe this projection outside of policy is mitigated by the unlikely reduction in interest rates due to the current rate environment.

Economic Value of Equity Sensitivity

	Estimated Change in EVE As of December 31,
Immediate Change in Interest Rates (in basis points)	2017	2016
+200	13.13%	16.27%
+100	7.93%	9.59%
-100	-11.73%	-12.44%

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

Part II (Continued)

Item 7 (Continued)

The following table is an analysis of the Company’s interest rate-sensitivity position at December 31, 2017. The interest-bearing rate-sensitivity gap, which is the difference between interest-earning assets and interest-bearing liabilities by repricing period, is based upon maturity or first repricing opportunity, along with a cumulative interest rate-sensitivity gap. It is important to note that the table indicates a position at a specific point in time and may not be reflective of positions at other times during the year or in subsequent periods. Major changes in the gap position can be, and are, made promptly as market outlooks change.

	Assets and Liabilities Repricing Within
	3 Months	4 to 12		1 to 5	Over 5
	or Less	Months	1 Year	Years	Years	Total

INTEREST-EARNING ASSETS:
Interest-Bearing Deposits	$34,668	$-	$34,668	$-	$-	$34,668
Investment Securities	302	2,883	3,185	215,082	135,980	354,247
Loans, Net of Unearned Income	142,947	135,950	278,897	438,962	46,929	764,788
Other Interest- Earning Assets	3,043	-	3,043	-	-	3,043

Total Interest-Earning Assets	$180,960	$138,833	$319,793	$654,044	$182,909	$1,156,746

INTEREST-BEARING LIABILITIES:
Interest-Bearing Demand Deposits (1)	458,717	-	458,717	-	-	458,717
Savings (1)	78,172	-	78,172	-	-	78,172
Time Deposits	72,128	183,447	255,575	84,476	117	340,168
Other Borrowings	4,000	-	4,000	34,500	9,000	47,500
Subordinated Debentures	24,229	-	24,229	-	-	24,229

Total Interest-Bearing Liabilities	637,246	183,447	820,693	118,976	9,117	948,786

Interest Rate-Sensitivity Gap	(456,286)	(44,614)	(500,900)	535,068	173,792	$207,960

Cumulative Interest-Sensitivity Gap	$(456,286)	$(500,900)	$(500,900)	$34,168	$207,960

Interest Rate-Sensitivity Gap as a Percentage of Interest-Earning Assets	(39.44)%	(3.86)%	(43.30)%	46.26%	15.02%

Cumulative Interest Rate-Sensitivity as a Percentage of Interest-Earning Assets	(39.44)%	(43.30)%	(43.30)%	2.96%	17.98%

(1) Interest-bearing Demand and Savings Accounts for repricing purposes are considered to reprice within 3 months or less.

Part II (Continued)

Item 7 (Continued)

The foregoing table indicates that we had a one year negative gap of $500.9 million, or 43.30 percent of total interest-earning assets at December 31, 2017. In theory, this would indicate that at December 31, 2017, $500.9 million more in liabilities than assets would reprice if there were a change in interest rates over the next 365 days. Thus, if interest rates were to decline, the gap would indicate a resulting increase in net interest margin. However, changes in the mix of interest-earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and our supporting liability can vary significantly while the timing of repricing of both the assets and our supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposits.

Gap analysis has certain limitations. Measuring the volume of repricing or maturing assets and liabilities does not always measure the full impact on the portfolio value of equity or net interest income. Gap analysis does not account for rate caps on products; dynamic changes such as increasing prepay speeds as interest rates decrease, basis risk, or the benefit of non-rate funding sources. The majority of our loan portfolio reprices quickly and completely following changes in market rates, while non-term deposit rates in general move slowly and usually incorporate only a fraction of the change in rates. Products categorized as nonrate sensitive, such as our noninterest-bearing demand deposits, in the gap analysis behave like long term fixed rate funding sources. Both of these factors tend to make our actual behavior more asset sensitive than is indicated in the gap analysis. In fact, we experience higher net interest income when rates rise, opposite what is indicated by the gap analysis. Therefore, management uses gap analysis, net interest margin analysis and market value of portfolio equity as our primary interest rate risk management tools. The Company has established its one year gap to be 80 percent to 120 percent. The most recent analysis as of December 31, 2017 indicates a one year gap of 1.10 percent. The analysis reflects slight net interest margin compression in both a declining and increasing interest rate environment. Given that interest rates have shown a gradual increase with the Federal Reserve actions since 2015, the Company is anticipating interest rates to increase in the future though we believe that interest rates will increase modestly in 2018. The Company is focusing on areas to minimize margin compression in the future by minimizing longer term fixed rate loans, shortening on the yield curve with investments, securing longer term FHLB advances, securing certificates of deposit for longer terms and focusing on reduction of nonperforming assets.

The Company utilizes FTN Financial Asset/Liability Management Analysis for a more dynamic analysis of balance sheet structure. The Company has established policies for rate shock per basis point (bp) for earnings at risk for net interest income and for equity at risk. The following table shows the policy limits with the rate shock for earnings at risk and equity at risk as of December 31, 2017.

	Rate Shock	Policy Limit	Immediate Shock (-) decrease bp	Immediate Shock (+) increase bp
Net Interest Income – Earnings at Risk	+/- 100 bp	+/- 10%	-2.80%	0.79%
	+/- 200 bp	+/- 15%	-7.96	0.27
	+/- 300 bp	+/- 20%	-11.08	0.13
	+/- 400 bp	+/- 25%	-12.45	-1.24

Equity at Risk	+/- 100 bp	+/- 10%	-11.73	7.93
	+/- 200 bp	+/- 20%	-26.41	13.13
	+/- 300 bp	+/- 30%	-34.15	15.81
	+/- 400 bp	+/- 40%	-35.09	17.08

Part II (Continued)

Item 7 (Continued)

Return on Assets and Stockholder’s Equity

The following table presents selected financial ratios for each of the periods indicated.

	Years Ended December 31
	2017	2016	2015

Return on Average Assets(1)	0.63%	0.62%	0.52%

Return on Average Equity(1)	8.28%	7.17%	5.90%

Equity to Assets	7.33%	7.72%	8.13%

Common Stock Dividends Declared	$0.10	$0.00	$0.00

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

Item 8

Financial Statements and Supplemental Data

The following consolidated financial statements of the Registrant and its subsidiaries are included on Exhibit 13 of this Annual Report on Form 10-K:

Consolidated Balance Sheets - December 31, 2017 and 2016

Consolidated Statements of Income - Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Comprehensive Income - Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Stockholders’ Equity - Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows - Years Ended December 31, 2017, 2016 and 2015

Notes to Consolidated Financial Statements

Part II (Continued)

Item 8 (Continued)

Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2017 and 2016:

	Three Months Ended
	December 31	September 30	June 30	March 31
	($ in Thousands, Except Per Share Data)
2017
Interest Income	$11,679	$11,578	$11,538	$11,121
Interest Expense	1,757	1,735	1,722	1,659
Net Interest Income	9,922	9,843	9,816	9,462
Provision for Loan Losses	55	-	-	335
Securities Gains	-	-	-	-
Noninterest Income	2,517	2,424	2,394	2,400
Noninterest Expense	8,452	8,380	8,620	8,408
Income Before Income Taxes	3,932	3,887	3,590	3,119
Provision for Income Taxes	3,353	1,265	1,157	1,002
Net Income	579	2,622	2,433	2,117
Preferred Stock Dividends	-	-	-	211
Net Income Available to Common Stockholders	$579	$2,622	$2,433	$1,906

Net Income Per Common Share
Basic	$0.06	$0.31	$0.29	$0.23
Diluted	$0.07	$0.30	$0.28	$0.22

2016
Interest Income	$11,203	$11,156	$11,141	$11,089
Interest Expense	1,634	1,600	1,616	1,633
Net Interest Income	9,569	9,556	9,525	9,456
Provision for Loan Losses	-	354	354	354
Securities Gains	-	256	127	2
Noninterest Income	2,392	2,381	2,225	2,170
Noninterest Expense	8,830	8,654	8,354	8,235
Income Before Income Taxes	3,131	3,185	3,169	3,039
Provision for Income Taxes	944	927	1,002	978
Net Income	2,187	2,258	2,167	2,061
Preferred Stock Dividends	304	378	406	405
Net Income Available to Common Stockholders	$1,883	$1,880	$1,761	$1,656

Net Income Per Common Share
Basic	$0.22	$0.22	$0.21	$0.20
Diluted	$0.22	$0.22	$0.21	$0.20

Part II (Continued)

Item 9

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company did not change auditors in 2017. In addition, there was no accounting or disclosure disagreement or reportable event with the current auditors that would have required the filing of a report on Form 8-K.

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

During the year ended December 31, 2017, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Colony’s management assessed the effectiveness of Colony’s internal control over financial reporting as of December 31, 2017 based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that Colony maintained effective internal control over financial reporting as of December 31, 2017.

McNair, McLemore, Middlebrooks & Co., LLC, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of Colony’s internal control over financial reporting as of December 31, 2017. The report, which expresses an unqualified opinion on Colony’s internal control over financial reporting as of December 31, 2017 is included in this Annual Report on Form 10-K.

Colony Bankcorp, Inc.

March 15, 2018

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

13	Consolidated Financial Statements of Colony Bankcorp, Inc. as of December 31, 2017, 2016 and 2015

21	Subsidiaries of the Company

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certificate of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Colony Bankcorp, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

COLONY BANKCORP, INC.

/s/ Edward P. Loomis, Jr.
Edward P. Loomis, Jr. President/Director/Chief Executive Officer

March 15, 2018
Date

/s/ Terry L. Hester
Terry L. Hester Executive Vice-President/Chief Financial Officer/Director

March 15, 2018
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Mark H. Massee	March 15, 2018
Mark H. Massee, Director	Date

/s/ Jonathan W. R. Ross	March 15, 2018
Jonathan W. R. Ross, Director	Date

/s/ Frederick Dwozan	March 15, 2018
M. Frederick Dwozan, Director	Date

/s/ Scott Lowell Downing	March 15, 2018
Scott Lowell Downing, Director	Date