Form 10-Q
period 2018-03-31
COLONY BANKCORP INC
filed 2018-05-04
CIK 711669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018	COMMISSION FILE NUMBER 0-12436

COLONY BANKCORP, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

GEORGIA	58-1492391
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NUMBER)

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

ACCELERATED FILER          X

NON-ACCELERATED FILER                    (DO NOT CHECK IF A SMALLER REPORTING COMPANY)

SMALLER REPORTING COMPANY

EMERGING GROWTH COMPANY

IF AN EMERGING GROWTH COMPANY, INDICATE BY CHECK MARK IF THE REGISTRANT HAS ELECTED NOT TO USE THE EXTENDED TRANSITION PERIOD FOR COMPLYING WITH ANY NEW OR REVISED FINANCIAL ACCOUNTING STANDARDS PROVIDED PURSUANT TO SECITON 13(A) OF THE EXCHANGE ACT.

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).

YES          NO X

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS	OUTSTANDING AT MAY 3, 2018
COMMON STOCK, $1 PAR VALUE	8,439,258

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

PART 1. FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

THE FOLLOWING FINANCIAL STATEMENTS ARE PROVIDED FOR COLONY BANKCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY BANK, COLONY BANK

A.	CONSOLIDATED BALANCE SHEETS – MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017 (AUDITED).

B.	CONSOLIDATED STATEMENTS OF INCOME – FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 (UNAUDITED).

C.	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 (UNAUDITED).

D.	CONSOLIDATED STATEMENTS OF CASH FLOWS – FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 (UNAUDITED).

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING SOLELY OF NORMAL RECURRING ADJUSTMENTS) NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2018 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

PART I (Continued)

Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2018 AND DECEMBER 31, 2017
(DOLLARS IN THOUSANDS)

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS

Cash and Cash Equivalents
Cash and Due from Banks	$9,797	$23,145

Interest-Bearing Deposits	42,167	34,668
Investment Securities
Available for Sale, at Fair Value	341,620	354,247

Federal Home Loan Bank Stock, at Cost	3,169	3,043
Loans	768,497	765,284
Allowance for Loan Losses	(7,467)	(7,508)
Unearned Interest and Fees	(571)	(495)
	760,459	757,281
Premises and Equipment	28,561	27,639
Other Real Estate (Net of Allowance of $1,374 and $1,451 as of March 31, 2018 and December 31, 2017, Respectively)	3,892	4,256
Other Intangible Assets	36	45
Other Assets	28,719	28,431
Total Assets	$1,218,420	$1,232,755

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest-Bearing	$176,755	$190,928
Interest-Bearing	875,598	877,057
	1,052,353	1,067,985
Borrowed Money
Subordinated Debentures	24,229	24,229
Other Borrowed Money	48,500	47,500
	72,729	71,729

Other Liabilities	3,372	2,718

Stockholders' Equity
Common Stock, Par Value $1 a Share; Authorized 20,000,000 Shares, Issued 8,439,258 Shares as of March 31, 2018 and December 31, 2017
Paid-In Capital	29,145	29,145
Retained Earnings	61,997	59,230
Accumulated Other Comprehensive (Loss), Net of Tax Benefits	(9,615)	(6,491)
	89,966	90,323
Total Liabilities and Stockholders' Equity	$1,218,420	$1,232,755

The accompanying notes are an integral part of these statements.

PART I (Continued)

Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended
	March 31, 2018	March 31, 2017
Interest Income
Loans, Including Fees	$9,728	$9,397
Deposits with Other Banks	75	80
Investment Securities
U.S. Government Agencies	1,911	1,563
State, County and Municipal	27	30
Corporate Debt	28	15
Dividends on Other Investments	41	36
	11,810	11,121
Interest Expense
Deposits	1,200	1,191
Borrowed Money	481	468
	1,681	1,659

Net Interest Income	10,129	9,462
Provision for Loan Losses	26	335
Net Interest Income After Provision for Loan Losses	10,103	9,127

Noninterest Income
Service Charges on Deposits	1,101	1,055
Other Service Charges, Commissions and Fees	789	787
Mortgage Fee Income	149	186
Other	395	372
	2,434	2,400
Noninterest Expenses
Salaries and Employee Benefits	4,920	4,785
Occupancy and Equipment	1,046	960
Other	2,570	2,663
	8,536	8,408

Income Before Income Taxes	4,001	3,119
Income Taxes	813	1,002
Net Income	3,188	2,117
Preferred Stock Dividends	-	211
Net Income Available to Common Stockholders	$3,188	$1,906
Net Income Per Share of Common Stock
Basic	$0.38	$0.23
Diluted	$0.37	$0.22
Cash Dividends Paid Per Share of Common Stock	$0.05	$0.025
Weighted Average Basic Shares Outstanding	8,439,258	8,439,258
Weighted Average Diluted Shares Outstanding	8,657,379	8,634,468

The accompanying notes are an integral part of these statements.

PART I (Continued)

Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended
	March 31, 2018	March 31, 2017

Net Income	$3,188	$2,117

Other Comprehensive Income:

Gains (Losses) on Securities Arising During the Year	(3,954)	209
Tax Effect	830	(71)
Realized Gains on Sale of AFS Securities	-	-
Tax Effect	-	-

Change in Unrealized Gains (Losses) on Securities
Available for Sale, Net of Reclassification Adjustment and Tax Effects	(3,124)	138

Comprehensive Income	$64	$2,255

The accompanying notes are an integral part of these statements.

PART I (Continued)

Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended
	March 31, 2018	March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,188	$2,117
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation	454	416
Provision for Loan Losses	26	335
Amortization and Accretion	284	412
(Gain) on Sale of Other Real Estate and Repossessions	(114)	(33)
Provision for Losses on Other Real Estate	-	56
Increase in Cash Surrender Value of Life Insurance	(126)	(150)
Loss on Sale of Premises & Equipment	-	(4)
Other Prepaids, Deferrals and Accruals, Net	1,339	1,963
	5,051	5,112
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Investment Securities Available for Sale	(3,531)	(34,618)
Proceeds from Maturities, Calls, and Paydowns of Investment Securities:
Available for Sale	11,930	16,152
Proceeds from Sale of Investment Securities
Available for Sale	-	-
Interest-Bearing Deposits in Other Banks	(7,499)	17,782
Net Loans to Customers	(3,652)	(6,611)
Purchase of Premises and Equipment	(1,375)	(265)
Proceeds from Sale of Other Real Estate and Repossessions	909	753
Federal Home Loan Bank Stock	(126)	(33)
Proceeds from Sale of Premises and Equipment	-	10
	(3,344)	(6,830)
CASH FLOWS FROM FINANCING ACTIVITIES
Noninterest-Bearing Customer Deposits	(14,173)	(472)
Interest-Bearing Customer Deposits	(1,460)	346
Dividends Paid for Preferred Stock	-	(316)
Dividends Paid for Common Stock	(422)	(211)
Redemption of Preferred Stock	-	(9,360)
Payments on Federal Home Loan Bank Advances	(2,500)	-
Proceeds from Federal Home Loan Bank Advances	5,000	-
Payments on Other Borrowed Money	(1,500)	-
Proceeds from Other Borrowed Money	-	5,008
	(15,055)	(5,005)

Net Decrease in Cash and Cash Equivalents	(13,348)	(6,723)
Cash and Cash Equivalents at Beginning of Period	23,145	28,822
Cash and Cash Equivalents at End of Period	$9,797	$22,099

The accompanying notes are an integral part of these statements.

PART I (Continued)

Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Presentation

Colony Bankcorp, Inc. (the “Company”) is a bank holding company located in Fitzgerald, Georgia. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Colony Bank, Fitzgerald, Georgia (the “Bank”). All significant intercompany accounts have been eliminated in consolidation. The accounting and reporting policies of the Company conform to generally accepted accounting principles and practices utilized in the commercial banking industry.

All dollars in notes to consolidated financial statements are rounded to the nearest thousand, except for per share amounts.

The consolidated financial statements in this report are unaudited, except for the December 31, 2017 consolidated balance sheet. All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements, have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results which may be expected for the entire year.

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

Reclassifications

In certain instances, amounts reported in prior years’ consolidated financial statements have been reclassified to conform to statement presentations selected for 2018. Such reclassifications have not affected previously reported stockholders’ equity or net income.

Concentrations of Credit Risk

Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions. The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk. At March 31, 2018, approximately 87 percent of the Company’s loan portfolio was concentrated in loans secured by real estate. A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector. Collateral real estate values that secure land development, construction and speculative real estate loans in the Company’s larger Metropolitan Statistical Area (MSA) markets have resulted in high loan loss provisions in recent years. In addition, a large portion of the Company’s foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions. Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.

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

Loans Modified in a Troubled Debt Restructuring (“TDR”)

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

Bank-Owned Life Insurance

The Company has purchased life insurance on the lives of certain key members of management and directors. The life insurance policies are recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or amounts due that are probable at settlement, if applicable. Increases in the cash surrender value are recorded as other income in the consolidated statements of income. The cash surrender value of the insurance contracts is recorded in other assets on the consolidated balance sheets in the amount of $17,215 and $17,089 as of March 31, 2018 and December 31, 2017, respectively.

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

Changes in Accounting Principles and Effects of New Accounting Pronouncements

ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity is expected to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each performance obligation. ASU 2014-09, as deferred one year by ASU 2015-14, is effective for the Company in the first quarter of fiscal year 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU  2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale.  ASU 2016-01 is effective for the Company on  January 1, 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

PART I (Continued)

Item 1 (Continued)

(1) Summary of Significant Accounting Policies (Continued)

Changes in Accounting Principles and Effects of New Accounting Pronouncements (Continued)

ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance related to certain cash flow issues in order to reduce the current and potential future diversity in practice. ASU 2016-15 is effective for us on January 1, 2018 and did not have a significant impact on our financial statements.

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

ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220). Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU allows an entity to elect a reclassification from accumulated other comprehensive income (AOCI) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (TCJ Act). ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company elected to early adopt the provisions of ASU 2018-02 in the fourth quarter of 2017 and, as a result, reclassified $1.1 million from AOCI to retained earnings as of December 31, 2017.

(2) Investment Securities

Investment securities as of March 31, 2018 and December 31, 2017 are summarized as follows:

March 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U. S. Government Agencies
Mortgage-Backed	$346,722	$233	$(12,327)	$334,628
State, County & Municipal	4,055	4	(42)	4,017
Corporate Bonds	3,013	-	(38)	2,975
	$353,790	$237	$(12,407)	$341,620

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U. S. Government Agencies
Mortgage-Backed	$354,931	$258	$(8,466)	$346,723
State, County & Municipal	4,493	23	(23)	4,493
Corporate Bonds	2,048	12	-	2,060
Asset-Backed	993	-	(22)	971
	$362,465	$293	$(8,511)	$354,247

PART I (Continued)

Item 1 (Continued)

(2) Investment Securities (Continued)

The amortized cost and fair value of investment securities as of March 31, 2018, by contractual maturity, are shown hereafter. Expected maturities may differ from contractual maturities for certain investments because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This is often the case with mortgage-backed securities, which are disclosed separately in the table below.

	Securities
	Available for Sale
	Amortized Cost	Fair Value

Due In One Year or Less	$-	$-
Due After One Year Through Five Years	4,529	4,487
Due After Five Years Through Ten Years	1,314	1,314
Due After Ten Years	1,225	1,191
	$7,068	$6,992

Mortgage-Backed Securities	346,722	334,628
	$353,790	$341,620

The Bank did not sell any investments during the first three months of 2018 and 2017. Therefore the Bank did not have any proceeds, gains or losses during the first three months of 2018 and 2017.

Investment securities having a carrying value approximating $133,740 and $175,484 as of March 31, 2018 and December 31, 2017, respectively, were pledged to secure public deposits and for other purposes.

Information pertaining to securities with gross unrealized losses at March 31, 2018 and December 31, 2017 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

March 31, 2018
U. S. Government Agencies
Mortgage-Backed	$128,802	$(3,083)	$192,719	$(9,244)	$321,521	$(12,327)
State, County and Municipal	2,949	(16)	853	(26)	3,802	(42)
Corporate Bonds	2,975	(38)	-	-	2,975	(38)
	$134,726	$(3,137)	$193,572	$(9,270)	$328,298	$(12,407)

December 31. 2017
U.S. Government Agencies
Mortgage-Backed	$120,139	$(1,655)	$190,196	$(6,811)	$310,335	$(8,466)
State, County and Municipal	2,598	(23)	-	-	2,598	(23)
Asset-Backed	971	(22)	-	-	971	(22)
	$123,708	$(1,700)	$190,196	$(6,811)	$313,904	$(8,511)

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

At March 31, 2018, 145 securities have unrealized losses which have depreciated 3.64 percent from the Company’s amortized cost basis. These securities are guaranteed by either the U.S. Government, other governments or U.S. corporations. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary.

(3) Loans

The following table presents the composition of loans segregated by class of loans, as of March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017
Commercial and Agricultural
Commercial	$46,693	$48,122
Agricultural	16,351	16,443

Real Estate
Commercial Construction	49,659	45,214
Residential Construction	8,145	8,583
Commercial	354,098	351,172
Residential	193,376	194,049
Farmland	67,111	67,768

Consumer and Other
Consumer	18,805	18,956
Other	14,259	14,977

Total Loans	$768,497	$765,284

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

The following table presents the loan portfolio by credit quality indicator (risk grade) as of March 31, 2018 and December 31, 2017. Those loans with a risk grade of 1, 2, 3 or 4 have been combined in the pass column for presentation purposes. For the period ending March 31, 2018, the Company did not have any loans classified as “doubtful” or a “loss”.

March 31, 2018
	Pass	Special Mention	Substandard	Total Loans
Commercial and Agricultural
Commercial	$45,142	$650	$901	$46,693
Agricultural	15,721	175	455	16,351

Real Estate
Commercial Construction	45,705	580	3,374	49,659
Residential Construction	8,145	-	-	8,145
Commercial	342,966	7,951	3,181	354,098
Residential	177,822	4,818	10,736	193,376
Farmland	61,128	957	5,026	67,111

Consumer and Other
Consumer	18,382	51	372	18,805
Other	14,251	8	-	14,259

Total Loans	$729,262	$15,190	$24,045	$768,497

PART I (Continued)

Item 1 (Continued)

(3) Loans (Continued)

December 31, 2017
	Pass	Special Mention	Substandard	Total Loans
Commercial and Agricultural
Commercial	$46,469	$825	$828	$48,122
Agricultural	15,868	175	400	16,443

Real Estate
Commercial Construction	41,282	578	3,354	45,214
Residential Construction	8,583	-	-	8,583
Commercial	338,776	7,663	4,733	351,172
Residential	177,963	4,865	11,221	194,049
Farmland	66,335	444	989	67,768

Consumer and Other
Consumer	18,496	53	407	18,956
Other	14,969	8	-	14,977

Total Loans	$728,741	$14,611	$21,932	$765,284

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

PART I (Continued)

Item 1 (Continued)

(3) Loans (Continued)

The following table represents an age analysis of past due loans and nonaccrual loans, segregated by class of loans, as of March 31, 2018 and December 31, 2017:

March 31, 2018
	Accruing Loans
		90 Days
	30-89 Days	or More	Total Accruing	Nonaccrual
	Past Due	Past Due	Loans Past Due	Loans	Current Loans	Total Loans
Commercial and Agricultural
Commercial	$621	$-	$621	$595	$45,477	$46,693
Agricultural	61	-	61	390	15,900	16,351

Real Estate
Commercial Construction	48	-	48	457	49,154	49,659
Residential Construction	-	-	-	-	8,145	8,145
Commercial	1,063	-	1,063	1,650	351,385	354,098
Residential	1,559	-	1,559	2,279	189,538	193,376
Farmland	1,354	-	1,354	871	64,886	67,111

Consumer and Other
Consumer	142	-	142	210	18,453	18,805
Other	7	-	7	-	14,252	14,259

Total Loans	$4,855	$-	$4,855	$6,452	$757,190	$768,497

December 31, 2017
	Accruing Loans
		90 Days
	30-89 Days	or More	Total Accruing	Nonaccrual
	Past Due	Past Due	Loans Past Due	Loans	Current Loans	Total Loans
Commercial and Agricultural
Commercial	$329	$-	$329	$598	$47,195	$48,122
Agricultural	111	-	111	399	15,933	16,443

Real Estate
Commercial Construction	27	-	27	477	44,710	45,214
Residential Construction	119	-	119	-	8,464	8,583
Commercial	919	-	919	2,172	348,081	351,172
Residential	2,482	-	2,482	2,830	188,737	194,049
Farmland	318	-	318	839	66,611	67,768

Consumer and Other
Consumer	246	-	246	188	18,522	18,956
Other	7	-	7	-	14,970	14,977

Total Loans	$4,558	$-	$4,558	$7,503	$753,223	$765,284

PART I (Continued)

Item 1 (Continued)

(3) Loans (Continued)

The following table details impaired loan data as of March 31, 2018:

March 31, 2018
	Unpaid
	Contractual			Average	Interest	Interest
	Principal	Impaired	Related	Recorded	Income	Income
	Balance	Balance	Allowance	Investment	Recognized	Collected

With No Related Allowance Recorded
Commercial	$595	$595	$-	$596	$8	$8
Agricultural	411	390	-	394	8	12
Commercial Construction	42	42	-	48	1	1
Residential Construction	-	-	-	-	-	-
Commercial Real Estate	10,438	10,438	-	11,538	118	112
Residential Real Estate	4,379	3,956	-	4,268	46	49
Farmland	873	872	-	855	7	7
Consumer	210	210	-	199	3	3
Other	-	-	-	-	-	-

	16,948	16,503	-	17,898	191	192

With An Allowance Recorded
Commercial	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Commercial Construction	485	485	57	489	1	1
Residential Construction	-	-	-	-	-	-
Commercial Real Estate	5,337	5,337	1,662	5,533	53	45
Residential Real Estate	36	36	21	72	1	1
Farmland	369	369	30	371	5	6
Consumer	-	-	-	-	-	-
Other	-	-	-	-	-	-

	6,227	6,227	1,770	6,465	60	53

Total
Commercial	595	595	-	596	8	8
Agricultural	411	390	-	394	8	12
Commercial Construction	527	527	57	537	2	2
Residential Construction	-	-	-	-	-	-
Commercial Real Estate	15,775	15,775	1,662	17,071	171	157
Residential Real Estate	4,415	3,992	21	4,340	47	50
Farmland	1,242	1,241	30	1,226	12	13
Consumer	210	210	-	199	3	3
Other	-	-	-	-	-	-

	$23,175	$22,730	$1,770	$24,363	$251	$245

PART I (Continued)

Item 1 (Continued)

(3) Loans (Continued)

The following table details impaired loan data as of December 31, 2017:

December 31, 2017
	Unpaid
	Contractual			Average	Interest	Interest
	Principal	Impaired	Related	Recorded	Income	Income
	Balance	Balance	Allowance	Investment	Recognized	Collected

With No Related Allowance Recorded
Commercial	$599	$599	$-	$634	$33	$34
Agricultural	485	398	-	297	11	19
Commercial Construction	54	54	-	141	3	4
Residential Contruction	-	-		79	-	-
Commercial Real Estate	12,637	12,637	-	12,808	560	550
Residential Real Estate	4,978	4,580	-	4,566	212	227
Farmland	840	839	-	791	54	58
Consumer	188	188	-	186	9	9

	19,781	19,295	-	19,502	882	901

With An Allowance Recorded
Commercial	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Commercial Construction	493	493	66	241	23	33
Residential Contruction	-	-	-	-	-	-
Commercial Real Estate	5,729	5,729	1,713	6,599	229	237
Residential Real Estate	109	109	27	482	4	7
Farmland	371	371	21	376	22	22
Consumer	-	-	-	-	-	-

	6,702	6,702	1,827	7,698	278	299

Total
Commercial	599	599	-	634	33	34
Agricultural	485	398	-	297	11	19
Commercial Construction	547	547	66	382	26	37
Residential Contruction	-	-	-	79	-	-
Commercial Real Estate	18,366	18,366	1,713	19,407	789	787
Residential Real Estate	5,087	4,689	27	5,048	216	234
Farmland	1,211	1,210	21	1,167	76	80
Consumer	188	188	-	186	9	9

	$26,483	$25,997	$1,827	$27,200	$1,160	$1,200

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

As discussed in Note 1, Summary of Significant Accounting Policies, once a loan is identified as a TDR, it is accounted for as an impaired loan. The Company had no unfunded commitments to lend to a customer that has a troubled debt restructured loan as of March 31, 2018. The Company had no loan contracts restructured during the three month period ended March 31, 2018 and 2017. Loans modified in a troubled debt restructuring are considered to be in default once the loan becomes 90 days past due. A TDR may cease being classified as impaired if the loan is subsequently modified at market terms and, has performed according to the modified terms for at least six months, and there has not been any prior principal forgiveness on a cumulative basis.

The Company had one loan that subsequently defaulted during the three months ended March 31, 2018. The loan totaling $131,067 failed to continue to perform as agreed and was moved to non-accrual status.

PART I (Continued)

Item 1 (Continued)

(4) Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses, segregated by class of loan, for the three month period ended March 31, 2018 and March 31, 2017. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other loan categories and periodically may result in reallocation within the provision categories.

March 31, 2018
	Beginning				Ending
	Balance	Charge-Offs	Recoveries	Provision	Balance

Commercial and Agricultural
Commercial	$447	$(4)	$8	$19	$470
Agricultural	186	(17)	1	32	202

Real Estate
Commercial Construction	1,216	-	20	187	1,423
Residential Construction	-	-	-	-	-
Commercial	3,874	-	4	(551)	3,327
Residential	968	(61)	12	270	1,189
Farmland	780	-	1	24	805

Consumer and Other
Consumer	34	(59)	28	45	48
Other	3	-	-	-	3

	$7,508	$(141)	$74	$26	$7,467

March 31, 2017
	Beginning				Ending
	Balance	Charge-Offs	Recoveries	Provision	Balance

Commercial and Agricultural
Commercial	$456	$(4)	$79	$(128)	$403
Agricultural	168	-	1	20	189

Real Estate
Commercial Construction	323	-	162	(183)	302
Residential Construction	13	-	-	(3)	10
Commercial	5,751	(852)	247	773	5,919
Residential	1,396	(15)	15	(160)	1,236
Farmland	722	-	-	(13)	709

Consumer and Other
Consumer	80	(46)	19	28	81
Other	14	-	-	1	15

	$8,923	$(917)	$523	$335	$8,864

Management continually evaluates the allowance for loan losses methodology seeking to refine and enhance this process as appropriate, and it is likely that the methodology will continue to evolve over time.

PART I (Continued)

Item 1 (Continued)

(4) Allowance for Loan Losses (Continued)

The Company determines its individual reserves during its quarterly review of substandard loans. This process involves reviewing all loans with a risk grade of 6 or greater and an outstanding balance of $250,000 or more, regardless of the loans impairment classification. At March 31, 2018, there were 144 impaired loans totaling $3.5 million below the $250,000 review threshold which were not individually reviewed for impairment. Those loans were subject to the bank’s general loan loss reserve methodology and are included in the “Collectively Evaluated for Impairment” column of the following tables. Likewise, at March 31, 2017, there were 161 impaired loans totaling $4.3 million which were below the $250,000 review threshold and were subject to the bank’s general loan loss reserve methodology and are included in the “Collectively Evaluated for Impairment” column of the following tables.

Since not all loans in the substandard category are considered impaired, this quarterly review process may result in the identification of specific reserves on unimpaired loans. Management considers those loans graded substandard, but not classified as impaired, to be higher risk loans and, therefore, makes specific allocations to the allowance for those loans if warranted. The total of such loans is $12.70 million and $10.16 million as of March 31, 2018 and 2017, respectively. Specific allowance allocations were made for these loans totaling $1.22 million and $802 thousand as of March 31, 2018 and 2017, respectively. Since these loans are not considered impaired, both the loan balance and related specific allocation are included in the “Collectively Evaluated for Impairment” column of the following tables.

PART I (Continued)

Item 1 (Continued)

(4) Allowance for Loan Losses (Continued)

The following tables present breakdowns of the allowance for loan losses, segregated by impairment methodology for March 31, 2018 and 2017:

March 31, 2018
	Ending Allowance Balance			Ending Loan Balance

	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
Commercial and Agricultural
Commercial	$-	$470	$470	$77	$46,616	$46,693
Agricultural	-	202	202	5	16,346	16,351

Real Estate
Commercial Construction	57	1,366	1,423	485	49,174	49,659
Residential Construction	-	-	-	-	8,145	8,145
Commercial	1,662	1,665	3,327	15,574	338,524	354,098
Residential	21	1,168	1,189	2,023	191,353	193,376
Farmland	30	775	805	1,034	66,077	67,111

Consumer and Other
Consumer	-	48	48	-	18,805	18,805
Other	-	3	3	-	14,259	14,259

Total End of Period Balance	$1,770	$5,697	$7,467	$19,198	$749,299	$768,497

March 31, 2017
	Ending Allowance Balance			Ending Loan Balance

	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
Commercial and Agricultural
Commercial	$-	$403	$403	$-	$44,925	$44,925
Agricultural	-	189	189	5	19,301	19,306

Real Estate
Commercial Construction	21	281	302	72	30,468	30,540
Residential Construction	-	10	10	-	9,367	9,367
Commercial	3,051	2,868	5,919	19,865	339,278	359,143
Residential	340	896	1,236	3,102	192,180	195,282
Farmland	27	682	709	1,042	63,828	64,870

Consumer and Other
Consumer	-	81	81	-	19,188	19,188
Other	-	15	15	-	17,720	17,720

Total End of Period Balance	$3,439	$5,425	$8,864	$24,086	$736,255	$760,341

PART I (Continued)

Item 1 (Continued)

(5) Other Real Estate Owned

The aggregate carrying amount of Other Real Estate Owned (OREO) at March 31, 2018 and December 31, 2017 was $3,892 and $4,256, respectively. All of the Company’s other real estate owned represents properties acquired through foreclosure or deed in lieu of foreclosure. The following table details the change in OREO for the three months ended March 31, 2018 and the year ended December 31, 2017.

	Three Months Ended	Twelve Months Ended
	March 31, 2018	December 31, 2017

Balance, Beginning	$4,256	$6,439

Additions	424	1,725
Sales of OREO	(902)	(3,787)
Gains (Losses) on Sale	114	213
Provision for Losses	-	(334)

Balance, Ending	$3,892	$4,256

At March 31, 2018, the Company held $536 thousand of residential real estate property as foreclosed property compared to $479 thousand as of December 31, 2017.  Also at March 31, 2018, $90 thousand of consumer mortgage loans collateralized by residential real estate property were in the process of foreclosure according to local requirements of the applicable jurisdictions. At December 31, 2017, only $184 thousand of consumer mortgage loans collateralized by residential real estate property were in the process of foreclosure according to local requirements of the applicable jurisdictions.

(6) Deposits

The aggregate amount of overdrawn deposit accounts reclassified as loan balances totaled $332 and $475 as of March 31, 2018 and December 31, 2017.

Components of interest-bearing deposits as of March 31, 2018 and December 31, 2017 are as follows:

	Three Months Ended	Twelve Months Ended
	March 31, 2018	December 31, 2017

Interest-Bearing Demand	$464,614	$458,717
Savings	81,529	78,172
Time, $250,000 and Over	38,099	38,920
Other Time	291,356	301,248
	$875,598	$877,057

At March 31, 2018 and December 31, 2017, the Company had brokered deposits of $48,935 and $46,329, respectively. All of these brokered deposits represent Certificate of Deposits Account Registry Service (CDARS) reciprocal deposits. The CDARS deposits are ones in which customers placed core deposits into the CDARS program for FDIC insurance coverage and the Company receives reciprocal brokered deposits in a like amount. The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $250,000 was approximately $30,573 and $32,152 as of March 31, 2018 and December 31, 2017, respectively. The aggregate amount of certificates of deposit, each with a minimum deposit of $250,000 was $38,099 and $38,920 as of March 31, 2018 and December 31, 2017.

PART I (Continued)

Item 1 (Continued)

(6) Deposits (Continued)

As of March 31, 2018 and December 31, 2017, the scheduled maturities of certificates of deposits are as follows:

Maturity	March 31, 2018	December 31, 2017
One Year and Under	$245,668	$255,575
One to Three Years	63,148	63,327
Three Years and Over	20,639	21,266
	$329,455	$340,168

(7) Other Borrowed Money

Other borrowed money at March 31, 2018 and December 31, 2017 is summarized as follows:

	March 31, 2018	December 31, 2017
Federal Home Loan Bank Advances	$48,500	$46,000
Other Borrowings	-	1,500
	$48,500	$47,500

Advances from the Federal Home Loan Bank (FHLB) have maturities ranging from 2019 to 2028 and interest rates ranging from 0.98 percent to 3.51 percent. As collateral on the outstanding FHLB advances, the Company has provided a blanket lien on its portfolio of qualifying residential first mortgage loans and commercial loans. At March 31, 2018 the book value of those loans pledged is $115,401. At March 31, 2018 the Company had remaining credit availability from the FHLB of $259,226. The Company may be required to pledge additional qualifying collateral in order to utilize the full amount of the remaining credit line.

In 2017, the Company borrowed $5,000 as a short term loan to be paid off within one year with an interest rate of 4.75 percent. The loan was paid off in January 2018.

The aggregate stated maturities of other borrowed money at March 31, 2018 are as follows:

Year	Amount
2019	$5,000
2020	2,500
2021	-
2022	27,000
After 2022	14,000
$48,500

The Company also has available federal funds lines of credit with various financial institutions totaling $43,500, none of which were outstanding at March 31, 2018.

The Company has the ability to borrow funds from the Federal Reserve Bank (FRB) of Atlanta utilizing the discount window. The discount window is an instrument of monetary policy that allows eligible institutions to borrow money from the FRB on a short-term basis to meet temporary liquidity shortages caused by internal or external disruptions. At March 31, 2018, the Company had borrowing capacity available under this arrangement, with no outstanding balances. The Company would be required to pledge certain available-for-sale investment securities as collateral under this agreement.

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

PART I (Continued)

Item 1 (Continued)

(9) Subordinated Debentures (Trust Preferred Securities)

			3 Month	Added	Total		5 Year
Description	Date	Amount	Libor Rate	Points	Rate	Maturity	Call Option
Colony Bankcorp Statutory Trust III	6/17/2004	$4,640	2.17750	2.68	4.85750	6/14/2034	6/17/2009
Colony Bankcorp Capital Trust I	4/13/2006	5,155	2.30800	1.50	3.80800	4/13/2036	4/13/2011
Colony Bankcorp Capital Trust II	3/12/2007	9,279	2.30800	1.65	3.95800	3/12/2037	3/12/2012
Colony Bankcorp Capital Trust III	9/14/2007	5,155	1.76690	1.40	3.16690	9/14/2037	9/14/2012

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

At March 31, 2018 and December 31, 2017 the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	March 31, 2018	December 31, 2017

Loan Commitments	$113,299	$96,374
Letters of Credit	1,553	1,536

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

The carrying amount, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2018 and December 31, 2017 are as follows:

	Fair Value Measurements at
	March 31, 2018
	Carrying	Estimated	Level	Level	Level
	Value	Fair Value	1	2	3

Assets
Cash and Short-Term Investments	$51,964	$51,964	$51,964	$-	$-
Investment Securities Available for Sale	341,620	341,620	-	334,549	7,071
Federal Home Loan Bank Stock	3,169	3,169	3,169	-	-
Loans, Net	760,459	758,227	-	753,770	4,457
Bank-Owned Life Insurance	17,215	17,215	17,215	-	-

Liabilities
Deposits	1,052,353	1,052,812	722,898	329,914	-
Subordinated Debentures	24,229	24,229	-	24,229	-
Other Borrowed Money	48,500	48,502	-	48,502	-

	Fair Value Measurements at
	December 31, 2017
	Carrying	Estimated	Level	Level	Level
	Value	Fair Value	1	2	3

Assets
Cash and Short-Term Investments	$57,813	$57,813	$57,813	$-	$-
Investment Securities Available for Sale	354,247	354,247	-	346,950	7,297
Federal Home Loan Bank Stock	3,043	3,043	3,043	-	-
Loans, Net	757,281	757,163	-	752,287	4,876
Bank-Owned Life Insurance	17,089	17,089	17,089	-	-

Liabilities
Deposits	1,067,985	1,068,392	727,818	340,574	-
Subordinated Debentures	24,229	24,229	-	24,229	-
Other Borrowed Money	47,500	47,626	-	47,626	-

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

Assets and Liabilities Measured at Fair Value on a Recurring and Nonrecurring Basis – The following table presents the recorded amount of the Company’s assets measured at fair value on a recurring and nonrecurring basis as of March 31, 2018 and December 31, 2017, aggregated by the level in the fair value hierarchy within which those measurements fall. The table below includes only impaired loans with a specific reserve and only other real estate properties with a valuation allowance at March 31, 2018 and at December 31, 2017. Those impaired loans and other real estate properties are shown net of the related specific reserves and valuation allowances.

PART I (Continued)

Item 1 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Total Fair	Identical Assets	Observable	Inputs
March 31, 2018	Value	(Level 1)	Inputs (Level 2)	(Level 3)

Recurring Securities Available for Sale
U.S. Government Agencies
Mortgage-Backed	$334,628	$-	$329,811	$4,817
State, County and Municipal	4,017	-	3,802	215
Corporate Bonds	2,975		936	2,039
	$341,620	$-	$334,549	$7,071

Nonrecurring
Impaired Loans	$4,457	$-	$-	$4,457

Other Real Estate	$1,621	$-	$-	$1,621

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Total Fair	Identical Assets	Observable	Inputs
December 31, 2017	Value	(Level 1)	Inputs (Level 2)	(Level 3)

Recurring Securities Available for Sale
U.S. Government Agencies
Mortgage-Backed	$346,723	$-	$341,701	$5,022
State, County and Municipal	4,493	-	4,277	216
Corporate	2,060		-	2,060
Asset-Backed	971		971	-

	$354,247	$-	$346,949	$7,298

Nonrecurring
Impaired Loans	$4,876	$-	$-	$4,876

Other Real Estate	$2,015	$-	$-	$2,015

Liabilities

The Company did not identify any liabilities that are required to be presented at fair value.

PART I (Continued)

Item 1 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

The following table presents quantitative information about the significant unobservable inputs used in the fair value measurements for assets in level 3 of the fair value hierarchy measured on a nonrecurring basis at March 31, 2018 and December 31, 2017. This table is comprised primarily of collateral dependent impaired loans and other real estate owned:

		Valuation	Unobservable	Range
	March 31, 2018	Techniques	Inputs	Weighted Avg

Real Estate
Commercial Construction	$428	Sales Comparison	Adjustment for Differences	(16.00)%	-	1975.00%
			Between the Comparable Sales		979.50%

			Management Adjustments for	0.00%	-	10.00%
			Age of Appraisals and/or Current		5.00%
			Market Conditions

Residential Real Estate	15	Sales Comparison	Adjustment for Differences	(43.30)%	-	66.70%
			Between the Comparable Sales		11.70%

			Management Adjustments for	10.00%	-	25.00%
			Age of Appraisals and/or Current		17.50%
			Market Conditions

Commercial Real Estate	3,675	Income Approach	Capitalization Rate		10.75%

			Management Adjustments for	0.00%	-	10.00%
			Age of Appraisals and/or Current		5.00%
			Market Conditions

Farmland	339	Sales Comparison	Adjustment for Differences	(71.00)%	-	88.70%
			Between the Comparable Sales		8.85%

			Management Adjustments for	10.00%	-	80.00%
			Age of Appraisals and/or Current		45.00%
			Market Conditions

Other Real Estate Owned	1,621	Sales Comparison	Adjustment for Differences	(22.74)%	-	15.00%
			Between the Comparable Sales		(3.87)%

			Management Adjustments for	9.82%	-	72.70%
			Age of Appraisals and/or Current		37.69%
			Market Conditions

		Income Approach	Discount Rate		10.00%

PART I (Continued)

Item 1 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

		Valuation	Unobservable	Range
	December 31, 2017	Techniques	Inputs	Weighted Avg

Real Estate
Commercial Construction	$427	Sales Comparison	Adjustment for Differences	(16.00)%	-	1,975.00%
			Between the Comparable Sales		979.50%

			Management Adjustments for	0.00%	-	10.00%
			Age of Appraisals and/or Current		5.00%
			Market Conditions

Residential Real Estate	82	Sales Comparison	Adjustment for Differences	(43.30)%	-	83.30%
			Between the Comparable Sales		20.00%

			Management Adjustments for	0.00%	-	25.00%
			Age of Appraisals and/or Current		12.50%
			Market Conditions

Commercial Real Estate	4,017	Income Approach	Management Adjustments for	0.00%	-	10.00%
			Age of Appraisals and/or Current		5.00%
			Market Conditions

			Capitalization Rate		10.75%

Farmland	350	Sales Comparison	Adjustment for Differences	(71.00)%	-	88.70%
			Between the Comparable Sales		8.85%

			Management Adjustments for	10.00%	-	75.00%
			Age of Appraisals and/or Current		42.50%
			Market Conditions

Other Real Estate Owned	2,015	Sales Comparison	Adjustment for Differences	(22.74)%	-	15.00%
			Between the Comparable Sales		(3.87)%

			Management Adjustment for	5.44%	-	87.24%
			Age of Appraisals and/or Current		24.44%
			Market Conditions

		Income Approach	Capitalization Rate		10.00%

PART I (Continued)

Item 1 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

The table below presents a reconciliation and statement of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the three months ended March 31, 2018 and the twelve months ended December 31, 2017.

	Available for Sale Securities
	March 31, 2018	December 31, 2017

Balance, Beginning	$7,298	$576
Transfers out of Level 3	-	-
Maturities	-	(360)
Loss on OTTI Impairment Included in Noninterest Income	-	-
Purchases	-	7,070
Paydowns	(86)	-
Unrealized Gains included in Other Comprehensive Income (Loss)	(141)	12

Balance, Ending	$7,071	$7,298

The Company’s policy is to recognize transfers in and transfers out of levels 1, 2 and 3 as of the end of a reporting period. There were no transfers of securities between levels for the three months ended March 31, 2018 and the twelve months ended December 31, 2017.

The following table presents quantitative information about recurring level 3 fair value measurements as of March 31, 2018.

			Unobservable	Range
March 31, 2018	Fair Value	Valuation Techniques	Inputs	(Weighted Avg)

State, County and Municipal	$215	Discounted Cash Flow	Discount Rate	N/A*
			or Yield

U. S. Government Agencies	4,817	Fundamental Analysis	Discount Rate	N/A*
Mortgage -Backed			or Yield

Corporate	2,039	Option Pricing	Discount Rate	N/A*
			or Yield

* The Company relies on a third-party pricing service to value its securities. The details of the unobservable inputs and other adjustments used by the third-party pricing service were not readily available to the Company.

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

PART I (Continued)

Item 1 (Continued)

(12) Regulatory Capital Matters (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  As of March 31, 2018, the interim final Basel III rules (Basel III) require the Company to also maintain minimum amounts and ratios of common equity Tier 1 capital to risk-weighted assets.  These amounts and ratios as defined in regulations are presented hereafter.  Management believes, as of March 31, 2018, the Company meets all capital adequacy requirements to which it is subject under the regulatory framework for prompt corrective action.  In the opinion of management, there are no events or conditions since prior notification of capital adequacy from the regulators that have changed the institution’s category.

The Basel III rules also require the implementation of a new capital conservation buffer comprised of common equity Tier 1 capital.  The capital conservation buffer will be phased in beginning  January 1, 2016 at 0.625% of risk-weighted assets and increase each subsequent year by 0.625% until reaching its final level of 2.5% on  January 1, 2019.

The following table summarizes regulatory capital information as of March 31, 2018 and December 31, 2017 on a consolidated basis and for the subsidiary, as defined.  Regulatory capital ratios for March 31, 2018 and December 31, 2017 were calculated in accordance with the Basel III rules.

	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2018

Total Capital to Risk-Weighted Assets
Consolidated	$130,512	15.88%	$65,747	8.00%	N/A	N/A
Colony Bank	128,965	15.72	65,648	8.00	$82,060	10.00%

Tier I Capital to Risk-Weighted Assets
Consolidated	123,045	14.97	49,310	6.00	N/A	N/A
Colony Bank	121,498	14.81	49,236	6.00	65,648	8.00

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	99,545	12.11	36,983	4.50	N/A	N/A
Colony Bank	121,498	14.81	36,927	4.50	53,339	6.50

Tier I Capital to Average Assets
Consolidated	123,045	10.14	48,517	4.00	N/A	N/A
Colony Bank	121,498	10.03	48,442	4.00	60,553	5.00

PART I (Continued)

Item 1 (Continued)

(12) Regulatory Capital Matters (Continued)

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017

Total Capital to Risk-Weighted Assets
Consolidated	$127,786	15.56%	$65,718	8.00%	N/A	N/A
Colony Bank	127,470	15.54	65,628	8.00	$82,036	10.00%

Tier I Capital to Risk-Weighted Assets
Consolidated	120,279	14.64	49,289	6.00	N/A	N/A
Colony Bank	119,963	14.62	49,221	6.00	65,628	8.00

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	96,779	11.78	36,967	4.50	N/A	N/A
Colony Bank	119,963	14.62	36,916	4.50	53,323	6.50

Tier I Capital to Average Assets
Consolidated	120,279	9.89	48,635	4.00	N/A	N/A
Colony Bank	119,963	9.88	48,566	4.00	60,708	5.00

PART I (Continued)

Item 1 (Continued)

(13) Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflects the potential dilution of restricted stock and common stock warrants. Net income available to common stockholders represents net income after preferred stock dividends. The following table presents earnings per share for the three month period ended March 31, 2018 and 2017.

	Three Months Ended
	March 31
	2018	2017

Numerator
Net Income Available to Common Stockholders	$3,188	$1,906

Denominator
Weighted Average Number of Common Shares Outstanding for Basic Earnings Per Common Share	8,439	8,439

Dilutive Effect of Potential Common Stock
Restricted Stock	-	-
Stock Warrants	218	195
Weighted-Average Number of Shares Outstanding for Diluted Earnings Per Common Share	8,657	8,634

Earnings Per Share - Basic	$0.38	$0.23

Earnings Per Share - Diluted	$0.37	$0.22

(14) Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) for unrealized gains and losses securities available for sale for the period ended March 31, 2018 and the year ended December 31, 2017 are as follows:

	March 31, 2018	December 31, 2017

Beginning Balance	$(6,491)	$(5,022)

Other Comprehensive Income Before Reclassification	(3,124)	(401)

Amounts Reclassified from Accumulated Other Comprehensive Income	-	-
TCJ Act	-	(1,068)

Net Current Period Other Comprehensive Income	(3,124)	(1,469)

Ending Balance	$(9,615)	$(6,491)

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

In 2018 we are committed to improving earnings and reducing problem assets. Given the improved condition of the company, we are also considering product and market expansion. In January 2017, the Company opened its third office in Savannah, Georgia. In February 2018, the Company purchased a new property in Statesboro, Georgia for a new office in the future.

In addition to improving earnings, reducing problem assets and maintaining strong capital levels, we have reinstated dividend payments beginning first quarter 2017 and throughout 2017 on a quarterly basis at $0.025 per common stock. For the first quarter of 2018, we paid a dividend payment of $0.05 per common stock.

We continue to explore opportunities to improve core non-interest income. Revenue enhancement initiatives to accomplish this include new product lines and services.

In addition, we continue to make efforts to attract and retain top talent to improve business operations. To that end, the Company entered into Retention Agreements with members of management in the first quarter of 2015 and has extended those agreements during the first quarter of 2018. The Company expects that these agreements will facilitate the retention of key individuals responsible for maintaining current operations and spearheading future product and market expansion.

Major Trends/Significant Considerations

The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of March 31, 2018, and the consolidated results of operations for the three months ended March 31, 2018. This discussion should be read in conjunction with the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2018. Readers should also carefully review all other disclosures we file from time to time with the SEC.

Non-GAAP Financial Measures

Our accounting and reporting policies conform to generally accepted accounting principles (GAAP) in the United States and prevailing practices in the banking industry. However, certain non-GAAP measures are used by management to supplement the evaluation of our performance. These include the fully-taxable equivalent measures: tax-equivalent net interest income, tax-equivalent net interest margin, and tax-equivalent net interest spread, which include the effects of taxable-equivalent adjustments using a federal income tax rate of 21% in 2018 and 34% in 2017 to increase tax-exempt interest income to a tax-equivalent basis.  Tax-equivalent adjustments are reported in Notes 1 and 2 to the Average Balances with Average Yields and Rates table under Rate/Volume Analysis. Tangible book value per common share is also a non-GAAP measure used in the selected Financial Data Section.

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

A reconciliation of these performance measures to GAAP performance measures is included in the tables below.

Non-GAAP Performance Measures Reconciliation

	Three months ended March 31,
	2018	2017

Interest Income Reconciliation
Interest Income – Taxable Equivalent	$11,826	$11,155
Tax Equivalent Adjustment	16	34
Interest Income (GAAP)	$11,810	$11,121

Net Interest Income Reconciliation
Net Interest Income – Taxable Equivalent	$10,145	$9,496
Tax Equivalent Adjustment	16	34
Net Interest Income (GAAP)	$10,129	$9,462

	Three Months Ended March 31,
	2018	2017

Net Interest Margin Reconciliation
Net Interest Margin – Taxable Equivalent	3.55%	3.35%
Tax Equivalent Adjustment	0.01	0.01
Net Interest Margin (GAAP)	3.54%	3.34%

Interest Rate Spread Reconciliation
Interest Rate Spread – Taxable Equivalent	3.43%	3.24%
Tax Equivalent Adjustment	0.01	0.01
Interest Rate Spread (GAAP)	3.42%	3.23%

The Company

Colony Bankcorp, Inc. is a bank holding company headquartered in Fitzgerald, Georgia that provides, through Colony Bank, its wholly owned subsidiary (collectively referred to as the Company), a broad array of products and services throughout 19 Georgia markets. The Company offers commercial, consumer and mortgage banking services.

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

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of March 31, 2018 and December 31, 2017, and results of operations for each of the three months in the periods ended March 31, 2018 and 2017. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

Part I (Continued)

Item 2 (Continued)

Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 21 percent in 2018 and 34 percent in 2017 federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.

Dollar amounts in tables are stated in thousands, except for per share amounts.

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average interest-earning assets. Net income available to common shareholders totaled $3.19 million, or $0.37 diluted per common share, in the three months ended March 31, 2018 compared to net income available to common shareholders of $1.91 million, or $0.22 diluted per common share, in the three months ended March 31, 2017. The Company did not have any material changes in the first quarter of 2018.

Selected income statement data, returns on average assets and average common equity and dividends per share for the comparable periods were as follows:

	Three Months Ended March 31
			$	%
	2018	2017	Variance	Variance

Taxable-equivalent net interest income	$10,145	$9,496	$649	6.83%
Taxable-equivalent adjustment	16	34	(18)	(52.94)%

Net interest income	10,129	9,462	667	7.05%
Provision for loan losses	26	335	(309)	(92.24)%
Noninterest income	2,434	2,400	34	1.42%
Noninterest expense	8,536	8,408	128	1.52%

Income before income taxes	4,001	3,119	882	28.28%
Income taxes	813	1,002	(189)	(18.86)%

Net income	3,188	2,117	1,071	50.59%

Preferred stock dividends	-	211	(211)	100.00%

Net income available to common shareholders	$3,188	$1,906	$1,282	67.26%

Net income available to common shareholders:
Basic	$0.38	$0.23	$0.15	65.22%
Diluted	$0.37	$0.22	$0.15	68.18%
Return on average assets	1.06%	0.63%	0.43%	68.25%
Return on average total equity	14.18%	8.11%	6.07%	74.72%

Details of the changes in the various components of net income are further discussed below.

Part I (Continued)

Item 2 (Continued)

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 80.63 percent of total revenue for three months ended March 31, 2018 and 79.77 percent for the same period a year ago.

Net interest margin is the taxable-equivalent net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Company’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, is currently 4.75 percent. The rate increased 25 basis points in the first quarter of 2018 and three times in 2017. The federal funds rate moved similarly to the prime rate with interest rates currently at 1.75 percent. We expect two additional rate increases in 2018.

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

Part I (Continued)

Item 2 (Continued)

Rate/Volume Analysis

The rate/volume analysis presented hereafter illustrates the change from March 31, 2017 to March 31, 2018 for each component of the taxable equivalent net interest income separated into the amount generated through volume changes and the amount generated by changes in the yields/rates.

	Changes from March 31, 2017 to March 31, 2018
($ in thousands)	Volume	Rate	Total

Interest Income
Loans, Net-taxable	$152	$164	$316

Investment Securities
Taxable	71	286	357
Tax-exempt	(1)	(1)	(2)
Total Investment Securities	70	285	355

Interest-Bearing Deposits in other Banks	(38)	33	(5)

Federal Funds Sold	-	-	-

Other Interest - Earning Assets	1	4	5
Total Interest Income	185	486	671

Interest Expense
Interest-Bearing Demand and Savings Deposits	18	25	43
Time Deposits	(56)	22	(34)
Subordinated Debentures	-	40	40
Other Borrowed Money	1	(28)	(27)

Total Interest Expense	(37)	59	22
Net Interest Income	$222	$427	$649

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

The Company maintains about 23.1 percent of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years. The liabilities to fund assets are primarily in short term certificate of deposits that mature within one year. The net interest margin increased to 3.55 percent for the three months ended March 31, 2018 compared to 3.35 percent for the same period a year ago. We anticipate the net interest margin remaining relatively flat for 2018.

Taxable-equivalent net interest income for the three months ended March 31, 2018 increased by $649 thousand, or 6.83 percent compared to the same period a year ago. The average volume of earning assets during three months ended March 31, 2018 increased $9.77 million compared to the same period a year ago. Growth in average earning assets during 2018 was primarily in investments and loans.

The average volume of loans increased $12.08 million for the three months ended March 31, 2018 compared to the same period a year ago. The average yield on loans increased 9 basis points for the three months ended March 31, 2018 compared to the same period a year ago. The average volume of investment securities increased $15.15 million for the three months ended March 31, 2018 compared to the same year ago period, while the average yield on investment securities increased 31 basis points for the same period comparison. The average volume of deposits increased $11.52 million for the three months ended March 31, 2018 compared to the same period a year ago, with interest-bearing deposits decreasing $8.84 million for the three months ended March 31, 2018.

Part I (Continued)

Item 2 (Continued)

Accordingly, the ratio of average interest-bearing deposits to total average deposits was 83.74 percent for the three months ended March 31, 2018 compared to 85.53 percent in the same period a year ago. This deposit mix, combined with a general increase in market rates, had the effect of increasing the average cost of total deposits by 1 basis point in three months ended March 31, 2018 compared to the same period a year ago.

The Company’s net interest spread, which represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities, was 3.43 percent in three months ended March 31, 2018 compared to 3.24 percent in the same period a year ago. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment.

Part I (Continued)

Item 2 (Continued)

AVERAGE BALANCE SHEETS	Three Months Ended			Three Months Ended
	March 31, 2018			March 31, 2017
	Average	Income/	Yields/	Average	Income/	Yields/
($ in thousands)	Balances	Expense	Rates	Balances	Expense	Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Interest and fees
Taxable (1)	$761,412	$9,740	5.12%	$749,332	$9,424	5.03%
Investment Securities
Taxable	357,115	1,951	2.19%	341,925	1,594	1.86%
Tax-Exempt (2)	2,206	19	3.45%	2,243	21	3.74%
Total Investment Securities	359,321	1,970	2.19%	344,168	1,615	1.88%
Interest-Bearing Deposits	19,817	75	1.51%	37,323	80	0.86%
Federal Funds Sold	-	-	-%	-	-	-%
Interest-Bearing Other Assets	3,057	41	5.36%	3,011	36	4.78%
Total Interest-Earning Assets	$1,143,607	$11,826	4.14%	$1,133,834	$11,155	3.94%
Non-interest-Earning Assets
Cash and Cash Equivalents	18,926			20,623
Allowance for Loan Losses	(7,528)			(9,126)
Other Assets	49,995			55,446
Total Noninterest-Earning Assets	61,393			66,943
Total Assets	$1,205,000			$1,200,777
Liabilities and Stockholders' Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$537,561	$512	0.38%	$517,971	$469	0.36%
Other Time	335,387	688	0.82%	363,812	722	0.79%
Total Interest-Bearing Deposits	872,948	1,200	0.55%	881,783	1,191	0.54%
Other Interest-Bearing Liabilities
Other Borrowed Money	46,306	272	2.35%	46,113	299	2.59%
Subordinated Debentures	24,229	209	3.45%	24,229	169	2.79%
Total Other Interest-Bearing Liabilities	70,535	481	2.73%	70,342	468	2.66%
Total Interest-Bearing Liabilities	$943,483	$1,681	0.71%	$952,125	$1,659	0.70%
Noninterest-Bearing Liabilities and Stockholders' Equity
Demand Deposits	169,477			149,127
Other Liabilities	2,071			5,532
Stockholders' Equity	89,969			93,993
Total Noninterest-Bearing Liabilities and Stockholders' Equity	261,517			248,652
Total Liabilities and Stockholders' Equity	$1,205,000			$1,200,777

Interest Rate Spread			3.43%			3.24%
Net Interest Income		$10,145			$9,496
Net Interest Margin			3.55%			3.35%

(1)

The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable equivalent adjustments totaling $12 and $27 for three month periods ended March 31, 2018 and 2017, respectively, are included in tax-exempt interest on loans.

(2)

Taxable-equivalent adjustments totaling $4 and $7 for three month periods ended March 31, 2018 and 2017, respectively, are included in tax-exempt interest on investment securities. The adjustments are based on a federal tax rate of 21 percent in 2018 and 34 percent in 2017 with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

Part I (Continued)

Item 2 (Continued)

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $26 thousand in the three months ended March 31, 2018 compared to $335 thousand in the same period a year ago. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Noninterest Income

The components of noninterest income were as follows:

	Three Months Ended March 31
			$	%
	2018	2017	Variance	Variance

Service Charges on Deposit Accounts	$1,101	$1,055	$46	4.36%
Other Charges, Commissions and Fees	789	787	2	0.25%
Mortgage Fee Income	149	186	(37)	(19.89)%
Other	395	372	23	6.18%

Total	$2,434	$2,400	$34	1.42%

Other Charges, Commissions and Fees. Debit card interchange fees and foreign fees increased $21 thousand in 2018 compared to the same period in 2017.

Mortgage Fee Income. The volume of mortgage loans has shown a decrease in 2018 compared to the same period in 2017 which contributed to the decrease in mortgage fee income.

Noninterest Expense

The components of noninterest expense were as follows:

	Three Months Ended March 31
			$	%
	2018	2017	Variance	Variance

Salaries and Employee Benefits	$4,920	$4,785	$135	2.82%
Occupancy and Equipment	1,046	960	86	8.96%
Other	2,570	2,663	(93)	(3.49)%

Total	$8,536	$8,408	$128	1.52%

Salaries and Employee Benefits. The increase in 2018 is primarily attributable to merit pay increases and increase in headcount.

Occupancy and Equipment. The increase in the three months ended March 31, 2018 as compared to comparable periods is primarily attributable to an increase in depreciation expense in 2018 and an increase in maintenance on equipment and building in 2018.

Other. The decrease in the first quarter of 2018 as compared to comparable periods is primarily attributable to foreclosed property costs which decreased by $33 thousand from $86 thousand in 2017 compared to $53 thousand in 2018. FDIC assessments decreased by $3 thousand in 2018, software expense decreased by $30 thousand in 2018 and advertising decreased by $88 thousand in 2018. The decrease was offset by $39 thousand increase in ATM expense and $37 thousand increase in telephone expense.

Part I (Continued)

Item 2 (Continued)

Investment Portfolio

The following table presents carrying values of investment securities held by the Company for the periods indicated.

	March 31,	December 31,
	2018	2017

State, County and Municipal	$4,017	$4,493
Mortgage-Backed Securities	334,628	346,723
Corporate	2,975	2,060
Asset-Backed	-	971
Total Investment Securities and Mortgage-Backed Securities	$341,620	$354,247

The following table represents expected maturities and weighted-average yields of investment securities held by the Company as of March 31, 2018. (Mortgage-backed securities are based on the average life at the projected speed, while State and Political Subdivisions reflect anticipated calls being exercised.)

			After 1 Year But		After 5 Years But
	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Mortgage-Backed Securities	$29,855	2.94%	$177,244	1.81%	$103,484	2.60%	$24,045	2.66%
Obligations of State and Political Subdivisions	651	3.14	2,933	2.28	178	1.75	255	4.03
Corporate	-	-	2,975	3.74	-	-	-	-

Total Investment Portfolio	$30,506	2.94%	$183,152	1.85%	$103,662	2.60%	$24,300	2.67%

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

At March 31, 2018, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10 percent of the Company’s stockholders’ equity.

The average yield of the securities portfolio was 2.19 percent for the three months ended March 31, 2018 compared to 1.88 percent for the same period in 2017. The increase in the average yield from 2017 to 2018 was primarily attributed to the purchase of new securities which have a higher yield.

Part I (Continued)

Item 2 (Continued)

Loans

The following table presents the composition of the Company’s loan portfolio as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017	$ Variance	% Variance

Commercial and Agricultural
Commercial	$46,693	$48,122	$(1,429)	(2.97)%
Agricultural	16,351	16,443	(92)	(0.56)
Real Estate
Commercial Construction	49,659	45,214	4,445	9.83
Residential Construction	8,145	8,583	(438)	(5.10)
Commercial	354,098	351,172	2,926	0.83
Residential	193,376	194,049	(673)	(0.35)
Farmland	67,111	67,768	(657)	(0.97)
Consumer and Other
Consumer	18,805	18,956	(151)	(0.80)
Other	14,259	14,977	(718)	(4.79)
Gross Loans	768,497	765,284	3,213	0.42
Unearned Interest and Fees	(571)	(495)	(76)	15.35
Allowance for Loan Losses	(7,467)	(7,508)	41	(0.55)
Net Loans	$760,459	$757,281	$3,178	0.42%

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

Part I (Continued)

Item 2 (Continued)

Commercial and Agricultural. Commercial and agricultural loans at March 31, 2018 decreased 2.36 percent to $63.0 million from December 31, 2017 at $64.6 million. The Company’s commercial and agricultural loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Company’s loan policy guidelines.

Real Estate.  Commercial and residential construction loans increased by $4.0 million, or 7.45 percent, at March 31, 2018 to $57.80 million from $53.80 million at December 31, 2017.  This increase is partially due to new commercial construction loans being financed during the year that have not been completed by the end of the quarter. Commercial real estate increased $2.93 million, or 0.83 percent, at March 31, 2018 to $354.10 million from $351.17 million at December 31, 2017.

Other.  Other loans at March 31, 2018 decreased 4.79 percent to $14.30 million from $14.98 million at December 31, 2017.

Collateral Concentrations. Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions. The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk, particularly with the current economic downturn in the real estate market. At March 31, 2018, approximately 87 percent of the Company’s loan portfolio was concentrated in loans secured by real estate. A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector. In addition, a large portion of the Company’s foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions. Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis. Though the real estate market remains somewhat sluggish, we have seen real estate values stabilize. The stabilization of rates has resulted in a decrease in the number of loans being classified as impaired over the past several years.

Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table presents the maturity distribution of the Company’s loans at March 31, 2018. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate.

		After One,	After Three,
	Due in One	but Within	but Within	After Five
	Year or Less	Three Years	Five Years	Years	Total

Loans with fixed interest rates	$206,461	$220,609	$122,852	$41,201	$591,123
Loans with floating interest rates	81,677	38,698	55,166	1,833	177,374

Total	$288,138	$259,307	$178,018	$43,034	$768,497

The Company may renew loans at maturity when requested by a customer whose financial strength appears to support such renewal or when such renewal appears to be in the Company’s best interest. In such instances, the Company generally requires payment of accrued interest and may adjust the rate of interest, require a principal reduction or modify other terms of the loan at the time of renewal.

Part I (Continued)

Item 2 (Continued)

Nonperforming Assets and Potential Problem Loans

Nonperforming assets and accruing past due loans as of March 31, 2018, December 31, 2017 and March 31, 2017 were as follows:

	March 31, 2018	December 31, 2017	March 31, 2017

Loans Accounted for on Nonaccrual	$6,452	$7,503	$11,249
Loans Accruing Past Due 90 Days or More	-	-	-
Other Real Estate Foreclosed	3,892	4,256	5,899
Total Nonperforming Assets	$10,344	$11,759	$17,148

Nonperforming Assets by Segment
Construction and Land Development	$2,281	$2,630	$3,264
1-4 Family Residential	2,815	3,309	3,930
Nonfarm Residential	3,182	3,796	8,072
Farmland	871	839	800
Commercial and Consumer	1,195	1,185	1,082
Total Nonperforming Assets	$10,344	$11,759	$17,148

Nonperforming Assets as a Percentage of:
Total Loans and Foreclosed Assets	1.34%	1.53%	2.24%
Total Assets	0.85%	0.95%	1.42%
Nonperforming Loans as a Percentage of:
Total Loans	0.84%	0.98%	1.48%

Supplemental Data:
Trouble Debt Restructured Loans In Compliance with Modified Terms	$16,277	$18,363	$17,137
Trouble Debt Restructured Loans Past Due 30-89 Days	-	131	-
Accruing Past Due Loans:
30-89 Days Past Due	$4,855	$4,558	$4,702
90 or More Days Past Due	-	-	-
Total Accruing Past Due Loans	$4,855	$4,558	$4,702

Allowance for Loan Losses	$7,467	$7,508	$8,864
ALLL as a Percentage of:
Total Loans	0.97%	0.98%	1.17%
Nonperforming Loans	115.73%	100.06%	78.80%

Nonperforming assets include nonaccrual loans, loans past due 90 days or more and foreclosed real estate. Nonperforming assets at March 31, 2018 decreased 1.20 percent from December 31, 2017.

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

	March 31,		December 31,
	2018		2017
	Reserve	%*	Reserve	%*

Commercial and Agricultural
Commercial	$470	6%	$447	6%
Agricultural	202	2%	186	2%

Real Estate
Commercial Construction	1,423	7%	1,216	6%
Residential Construction	-	1%	-	1%
Commercial	3,327	46%	3,874	46%
Residential	1,189	25%	968	25%
Farmland	805	9%	780	9%

Consumer and Other
Consumer	48	2%	34	3%
Other	3	2%	3	2%
	$7,467	100%	$7,508	100%

*	Percentage represents the loan balance in each category expressed as a percentage of total end of period loans.

Part I (Continued)

Item 2 (Continued)

The following table presents an analysis of the Company’s loan loss experience for the periods indicated.

	Three Months Ended March 31,
	2018	2017

Allowance for Loan Losses at Beginning of Year	$7,508	$8,923

Charge-Offs
Commercial	4	4
Agricultural	17	-
Commercial Construction	-	-
Residential Construction	-	-
Commercial	-	852
Residential	61	15
Farmland	-	-
Consumer	59	46
Other	-	-

	$141	$917

Recoveries
Commercial	8	79
Agricultural	1	1
Commercial Construction	20	162
Residential Construction	-	-
Commercial	4	247
Residential	12	15
Farmland	1	-
Consumer	28	19
Other	-	-

	74	523

Net Charge-Offs	67	394

Provision for Loans Losses	26	335

Allowance for Loan Losses at End of Year	$7,467	$8,864

Ratio of Annualized Net Charge-Offs to Average Loans	0.04%	0.21%

Part I (Continued)

Item 2 (Continued)

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the three month periods ended March 31, 2018 and March 31, 2017.

	March 31, 2018		March 31, 2017
	Average	Average	Average	Average
	Amount	Rate (1)	Amount	Rate (1)

Noninterest-Bearing Demand
Deposits	$169,477		$149,127
Interest-Bearing Demand and Savings Deposits	537,561	0.38%	517,971	0.36%
Time Deposits	335,387	0.82%	363,812	0.79%

Total Deposits	$1,042,425	0.46%	$1,030,910	0.46%

(1) Average rate is an annualized rate.

Average deposits increased $11.52 million to $1.04 billion at March 31, 2018 from $1.03 billion at March 31, 2017. The increase included an increase of $20.35 million, or 13.65 percent in noninterest-bearing demand deposits while, at the same time, interest-bearing demand and savings deposits increased $19.59 million, or 3.78 percent and time deposits decreased $28.43 million, or 7.81 percent. Accordingly the ratio of average noninterest-bearing deposits to total average deposits was 16.26 percent for three months ended March 31, 2018 compared to 14.47 percent for three months ended March 31, 2017. The average cost of total deposits remained unchanged when comparing the three months ended March 31, 2018 compared to the same period a year ago.

Part I (Continued)

Item 2 (Continued)

Off-Balance-Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of March 31, 2018. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements. The off-balance-sheet arrangements for loan commitments consist of approximately $10 million in 1-4 residential home equity and construction loans, $25 million in commercial real estate construction loans, $20 million in commercial/industrial loans and $58 million in the overdraft privilege program.

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Contractual Obligations:
Subordinated Debentures	$24,229	$-	$-	$-	$24,229
Federal Home Loan Bank Advances	48,500	-	7,500	27,000	14,000
Operating Leases	197	43	42	112	-
Deposits with Stated Maturity Dates	329,455	245,668	63,148	20,507	132

	402,381	245,711	70,690	47,619	38,361

Other Commitments:
Loan Commitments (1)	113,299	113,299	-	-	-
Standby Letters of Credit (1)	1,553	1,553	-	-	-

	114,852	114,852	-	-	-
Total Contractual Obligations and
Other Commitments	$517,233	$360,563	$70,690	$47,619	$38,361

(1) Additional information is included in Footnote 10 of the notes to consolidated financial statements.

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

Loan Commitments. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses. Loan commitments outstanding at March 31, 2018 are included in the preceding table.

Standby Letters of Credit. Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. The Company’s policies generally require that standby letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit outstanding at March 31, 2018 are included in the preceding table.

Part I (Continued)

Item 2 (Continued)

Capital and Liquidity

At March 31, 2018, stockholders’ equity totaled $89.97 million compared to $90.32 million at December 31, 2017. In addition to net income of $3.19 million, other significant changes in stockholders’ equity during three months ended March 31, 2018 included $422 thousand of dividends declared on common stock. The accumulated other comprehensive income (loss) component of stockholders’ equity totaled $(9.62) million at March 31, 2018 compared to $(6.49) million at December 31, 2017. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale.

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

Using the capital requirements presently in effect, the Tier 1 ratio as of March 31, 2018 was 14.97 percent and total Tier 1 and 2 risk-based capital was 15.88 percent. Both of these measures compare favorably with the regulatory minimum to be adequately capitalized of 6 percent for Tier 1 and 8 percent for total risk-based capital. The Company’s common equity Tier 1 ratio as of March 31, 2018 was 12.11, which exceeds the regulatory minimum of 4.50 percent. The Company’s Tier 1 leverage ratio as of March 31, 2018 was 10.14 percent, which exceeds the required ratio standard of 4 percent.

As of March 31, 2018, average capital was $89.97 million, representing 7.47 percent of average assets for the year. This compares to 7.83 percent for March 2017.

After suspending common stock dividend payments beginning in the third quarter of 2009 for capital retention purposes, the Company reinstated common stock dividends in the first quarter of 2017. The Company paid $0.025 per share of common stock in each of the quarters of 2017. The Company paid $0.05 per share of common stock in March 2018.

The Company declared dividends of $211 thousand preferred stock on March 31, 2017. The Company redeemed the remaining $9.36 million of preferred stock in the first quarter of 2017. Additional information is provided in the Notes to the Consolidated Financial Statements for Preferred Stock and Warrants.

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

The investment portfolio provides a ready means to raise cash if liquidity needs arise. As of March 31, 2018, the available for sale bond portfolio totaled $341.6 million. At December 31, 2017, the available for sale bond portfolio totaled $354.2 million. Only marketable investment grade bonds are purchased. Although a good portion of the banks’ bond portfolios are encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for a sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it primarily determines the Company’s liquidity posture. The Company had ratios of loans to deposits of 73.0 percent as of March 31, 2018 and 71.6 percent at December 31, 2017. Management employs alternative funding sources when deposit balances will not meet loan demands. The ratios of loans to all funding sources (excluding Subordinated Debentures) at March 31, 2018 and December 31, 2017 were 69.8 percent and 68.6 percent, respectively.

Part I (Continued)

Item 2 (Continued)

Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources. The stability of the banks’ core deposit base is an important factor in Colony’s liquidity position. A heavy percentage of the deposit base is comprised of accounts of individuals and small businesses with comprehensive banking relationships and limited volatility. At March 31, 2018 and December 31, 2017, the Company had $38.1 million and $38.9 million in certificates of deposit of $250,000 or more. These larger deposits represented 3.6 percent and 3.6 percent of respective total deposits. Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed. Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

The Company supplemented deposit sources with brokered deposits. As of March 31, 2018, the Company had $48.9 million, or 4.65 percent of total deposits, in CDARS. Additional information is provided in the Notes to the Consolidated Financial Statements regarding these brokered deposits. Additionally, the Company uses external deposit listing services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed. These deposits obtained from listing services are often referred to as wholesale or internet CDs. As of March 31, 2018, the Company had $12.21 million, or 1.16 percent of total deposits, in internet certificates of deposit obtained through deposit listing services.

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

Part I (Continued)

Item 2 (Continued)

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

Part I (Continued)

Item 2 (Continued)

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

Colony has modeled its baseline net interest income forecast assuming a flat interest rate environment with the federal funds rate at the Federal Reserve's current targeted range of 1.50% to 1.75% and the current prime rate of 4.75%. Colony has modeled the impact of a gradual increase in short-term rates of 100 and 200 basis points and a decline of 100 basis points to determine the sensitivity of net interest income for the next twelve months. As illustrated in the table below, the net interest income sensitivity model indicates that, compared with a net interest income forecast assuming stable rates, net interest income is projected to decrease by 0.32% and decrease by 1.24% if interest rates increased by 100 and 200 basis points, respectively. Net interest income is projected to decline by 1.47% if interest rates decreased by 100 basis points. These changes were within Colony’s policy limit of a maximum 15% negative change.

Twelve Month Net Interest Income Sensitivity
	Estimated Change in Net Interest Income
Change in Short-term Interest Rates (in basis points)	March 31, 2018	December 31, 2017
+200	-1.24%	0.27%
+100	-0.32%	0.58%
Flat	-%	-%
-100	-1.47%	-2.57%

The measured interest rate sensitivity indicates a liability sensitive position over the next year, which could serve to decrease net interest income in a rising interest rate environment. The actual realized change in net interest income would depend on several factors, some of which could serve to reduce or eliminate the asset sensitivity noted above. These factors include a higher than projected level of deposit customer migration to higher cost deposits, such as certificates of deposit, which would increase total interest expense and serve to reduce the realized level of asset sensitivity. Another factor which could impact the realized interest rate sensitivity in a rising rate environment is the repricing behavior of interest bearing non-maturity deposits. Assumptions for repricing are expressed as a beta relative to the change in the prime rate. For instance, a 25% beta would correspond to a deposit rate that would increase 0.25% for every 1% increase in the prime rate. Projected betas for interest bearing non-maturity deposit repricing are a key component of determining the Company's interest rate risk position. Should realized betas be higher than projected betas, the expected benefit from higher interest rates would be reduced.

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

Part I (Continued)

Item 2 (Continued)

As illustrated in the table below, the economic value of equity model indicates that, compared with a valuation assuming stable rates, EVE is projected to increase by 6.17% and 9.91%, assuming an immediate and sustained increase in interest rates of 100 and 200 basis points, respectively. The primary reason for the increase in asset sensitivity from the prior year is a more aggressive assumption regarding non-maturity deposit durations. Assuming an immediate 100 basis point decline in rates, EVE is projected to decrease by 9.03%. These changes were within Colony’s policy except in the -100 basis point change, which limits the maximum negative change in EVE to 10% of the base EVE. We believe this projection outside of policy is mitigated by the unlikely reduction in interest rates due to the current rate environment.

Economic Value of Equity Sensitivity
	Estimated Change in EVE
Immediate Change in Interest Rates (in basis points)	March 31, 2018	December 31, 2017
+200	9.91%	13.13%
+100	6.17%	7.93%
-100	-9.03%	-11.73%

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

Part I (Continued)

Item 2 (Continued)

The following table is an analysis of the Company’s interest rate-sensitivity position at March 31, 2018. The interest-bearing rate-sensitivity gap, which is the difference between interest-earning assets and interest-bearing liabilities by repricing period, is based upon maturity or first repricing opportunity, along with a cumulative interest rate-sensitivity gap. It is important to note that the table indicates a position at a specific point in time and may not be reflective of positions at other times during the year or in subsequent periods. Major changes in the gap position can be, and are, made promptly as market outlooks change.

	Assets and Liabilities Repricing Within
	3 Months	4 to 12		1 to 5	Over 5
	or Less	Months	1 Year	Years	Years	Total
INTEREST-EARNING ASSETS:
Interest-Bearing Deposits	$42,167	$-	$42,167	$-	$-	$42,167
Investment Securities	-	2,734	2,734	190,872	148,014	341,620
Loans, Net of Unearned Income	130,491	157,076	287,567	437,325	43,034	767,926
Other Interest- Earning Assets	3,169	-	3,169	-	-	3,169

Total Interest-Earning Assets	$175,827	$159,810	$335,637	$628,197	$191,048	$1,154,882

INTEREST-BEARING LIABILITIES:
Interest-Bearing Demand Deposits (1)	464,614	-	464,614	-	-	464,614
Savings (1)	81,529	-	81,529	-	-	81,529
Time Deposits	69,811	175,857	245,668	83,655	132	329,455
Other Borrowings	-	9,000	9,000	39,500	-	48,500
Subordinated Debentures	24,229	-	24,229	-	-	24,229

Total Interest-Bearing Liabilities	640,183	184,857	825,040	123,155	132	948,327

Interest Rate-Sensitivity Gap	(464,356)	(25,047)	(489,403)	505,042	190,916	$206,555

Cumulative Interest-Sensitivity Gap	$(464,356)	$(489,403)	$(489,403)	$15,639	$206,555

Interest Rate-Sensitivity Gap as a Percentage of Interest-Earning Assets	(40.21)%	(2.17)%	(42.38)%	43.73%	16.53%

Cumulative Interest Rate-Sensitivity as a Percentage of Interest-Earning Assets	(40.21)%	(42.38)%	(42.38)%	1.35%	17.88%

(1) Interest-bearing Demand and Savings Accounts for repricing purposes are considered to reprice within 3 months or less.

Part I (Continued)

Item 2 (Continued)

The foregoing table indicates that we had a one year negative gap of $489.4 million, or 42.38 percent of total interest-earning assets at March 31, 2018. In theory, this would indicate that at March 31, 2018, $489.4 million more in liabilities than assets would reprice if there were a change in interest rates over the next 365 days. Thus, if interest rates were to decline, the gap would indicate a resulting increase in net interest margin. However, changes in the mix of interest-earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and our supporting liability can vary significantly while the timing of repricing of both the assets and our supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposits.

Gap analysis has certain limitations. Measuring the volume of repricing or maturing assets and liabilities does not always measure the full impact on the portfolio value of equity or net interest income. Gap analysis does not account for rate caps on products; dynamic changes such as increasing prepay speeds as interest rates decrease, basis risk, or the benefit of non-rate funding sources. The majority of our loan portfolio reprices quickly and completely following changes in market rates, while non-term deposit rates in general move slowly and usually incorporate only a fraction of the change in rates. Products categorized as nonrate sensitive, such as our noninterest-bearing demand deposits, in the gap analysis behave like long term fixed rate funding sources. Both of these factors tend to make our actual behavior more asset sensitive than is indicated in the gap analysis. In fact, we experience higher net interest income when rates rise, opposite what is indicated by the gap analysis. Therefore, management uses gap analysis, net interest margin analysis and market value of portfolio equity as our primary interest rate risk management tools. The Company has established its one year gap to be 80 percent to 120 percent. The most recent analysis as of March 31, 2018 indicates a one year gap of 1.08 percent. The analysis reflects slight net interest margin compression in both a declining and increasing interest rate environment. Given that interest rates have shown a gradual increase with the Federal Reserve actions since 2015, the Company is anticipating interest rates to increase in the future though we believe that interest rates will increase modestly in 2018. The Company is focusing on areas to minimize margin compression in the future by minimizing longer term fixed rate loans, shortening on the yield curve with investments, securing longer term FHLB advances, securing certificates of deposit for longer terms and focusing on reduction of nonperforming assets.

The Company utilizes FTN Financial Asset/Liability Management Analysis for a more dynamic analysis of balance sheet structure. The Company has established policies for rate shock per basis point (bp) for earnings at risk for net interest income and for equity at risk. The following table shows the policy limits with the rate shock for earnings at risk and equity at risk March 31, 2018.

	Rate Shock	Policy	Immediate Shock	Immediate Shock
			(-) decrease bp	(+) increase bp
Net Interest Income –	+/- 100 bp	+/- 10%	-1.71%	-0.10%
Earnings at Risk	+/- 200 bp	+/- 15%	-7.25	-1.24
	+/- 300 bp	+/- 20%	-13.40	-1.85
	+/- 400 bp	+/- 25%	-14.55	-3.73

Equity at Risk	+/- 100 bp	+/- 10%	-9.03	6.17
	+/- 200 bp	+/- 20%	-21.91	9.91
	+/- 300 bp	+/- 30%	-37.33	11.52
	+/- 400 bp	+/- 40%	-39.28	12.03

Return on Assets and Stockholders’ Equity

The following table presents selected financial ratios for each of the periods indicated.

	Three Months Ended
	March 31
	2018	2017

Return on Average Assets (1)	1.06%	0.63%

Return on Average Total Equity (1)	14.18%	8.11%

Average Total Equity to Average Assets	7.47%	7.83%

(1) Computed using annualized net income available to common shareholders.

Part I (Continued)

Item 3

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 305 of Regulation 5-K is contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q under the heading “Market Risk and Interest Rate Sensitivity”, which information is incorporated herein by reference.

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None

ITEM 1A – RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2 – UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no shares of the Company’s common stock sold during the three-month period ended March 31, 2018.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

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

99.3 Retention Agreement

- filed as Exhibit 99.3 to the Registrant’s 10-Q for the period ended March 30, 2018 (File No.  000-12436), filed with the Commission on May 4, 2018.

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

Colony Bankcorp, Inc.

/s/ Edward P. Loomis, Jr.
Date: May 4, 2018	Edward P. Loomis, Jr.
President/Director/Chief Executive Officer

/s/ Terry L. Hester
Date: May 4, 2018	Terry L. Hester
Executive Vice-President/Director/Chief Financial Officer