Form 10-Q
period 2018-06-30
COLONY BANKCORP INC
filed 2018-08-03
CIK 711669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018	COMMISSION FILE NUMBER 0-12436

COLONY BANKCORP, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

GEORGIA (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	58-1492391 (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

115 SOUTH GRANT STREET, FITZGERALD, GEORGIA 31750

ADDRESS OF PRINCIPAL EXECUTIVE OFFICES

229/426-6000

REGISTRANT’S TELEPHONE NUMBER INCLUDING AREA CODE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).

YES               NO    X

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS COMMON STOCK, $1 PAR VALUE	OUTSTANDING AT AUGUST 3, 2018 8,439,258

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

PART 1. FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

THE FOLLOWING FINANCIAL STATEMENTS ARE PROVIDED FOR COLONY BANKCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY BANK, COLONY BANK

A.	CONSOLIDATED BALANCE SHEETS – JUNE 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017 (AUDITED).

B.	CONSOLIDATED STATEMENTS OF INCOME – FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND 2017 AND FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017 (UNAUDITED).

C.	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND 2017 AND THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017 (UNAUDITED).

D.	CONSOLIDATED STATEMENTS OF CASH FLOWS – FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017 (UNAUDITED).

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING SOLELY OF NORMAL RECURRING ADJUSTMENTS) NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2018 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

PART I (Continued)

Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2018 AND DECEMBER 31, 2017
(DOLLARS IN THOUSANDS)

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS

Cash and Cash Equivalents
Cash and Due from Banks	$9,900	$23,145

Interest-Bearing Deposits	38,573	34,668
Investment Securities
Available for Sale, at Fair Value	331,938	354,247

Federal Home Loan Bank Stock, at Cost	3,382	3,043
Loans	766,796	765,284
Allowance for Loan Losses	(7,159)	(7,508)
Unearned Interest and Fees	(541)	(495)
	759,096	757,281
Premises and Equipment	28,638	27,639
Other Real Estate (Net of Allowance of $862 and $1,451 as of June 30, 2018 and December 31, 2017, Respectively)	3,595	4,256
Other Intangible Assets	27	45
Other Assets	29,323	28,431
Total Assets	$1,204,472	$1,232,755

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest-Bearing	$177,336	$190,928
Interest-Bearing	858,550	877,057
	1,035,886	1,067,985
Borrowed Money
Subordinated Debentures	24,229	24,229
Other Borrowed Money	53,508	47,500
	77,737	71,729

Other Liabilities	2,603	2,718

Stockholders' Equity
Common Stock, Par Value $1 a Share; Authorized 20,000,000 Shares, Issued 8,439,258 Shares as of June 30, 2018 and December 31, 2017	8,439	8,439
Paid-In Capital	25,970	29,145
Retained Earnings	64,643	59,230
Accumulated Other Comprehensive (Loss), Net of Tax Benefits	(10,806)	(6,491)
	88,246	90,323
Total Liabilities and Stockholders' Equity	$1,204,472	$1,232,755

The accompanying notes are an integral part of these statements.

PART I (Continued)

Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 2018 AND 2017
AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Interest Income
Loans, Including Fees	$10,065	$9,733	$19,793	$19,130
Deposits with Other Banks	69	34	144	114
Investment Securities
U.S. Government Agencies	1,877	1,685	3,788	3,248
State, County and Municipal	25	30	52	60
Corporate Debt	29	21	57	36
Dividends on Other Investments	44	35	85	71
	12,109	11,538	23,919	22,659
Interest Expense
Deposits	1,401	1,177	2,601	2,368
Federal Funds Purchased	1	3	1	3
Borrowed Money	542	542	1,023	1,010
	1,944	1,722	3,625	3,381

Net Interest Income	10,165	9,816	20,294	19,278
Provision for Loan Losses	44	-	70	335
Net Interest Income After Provision for Loan Losses	10,121	9,816	20,224	18,943

Noninterest Income
Service Charges on Deposits	1,031	1,091	2,132	2,146
Other Service Charges, Commissions and Fees	822	772	1,611	1,559
Mortgage Fee Income	182	202	331	388
Securities Gains (Losses)	116	-	116	-
Other	173	329	568	701
	2,324	2,394	4,758	4,794
Noninterest Expenses
Salaries and Employee Benefits	5,002	4,880	9,922	9,665
Occupancy and Equipment	979	991	2,025	1,951
Other	2,620	2,749	5,190	5,412
	8,601	8,620	17,137	17,028

Income Before Income Taxes	3,844	3,590	7,845	6,709
Income Taxes	775	1,157	1,588	2,159
Net Income	3,069	2,433	6,257	4,550
Preferred Stock Dividends	-	-	-	211
Net Income Available to Common Stockholders	$3,069	$2,433	$6,257	$4,339
Net Income Per Share of Common Stock
Basic	$0.36	$0.29	$0.74	$0.51
Diluted	$0.36	$0.28	$0.72	$0.50
Cash Dividends Paid Per Share of Common Stock	$0.05	$0.025	$0.10	$0.050
Weighted Average Basic Shares Outstanding	8,439,258	8,439,258	8,439,258	8,439,258
Weighted Average Diluted Shares Outstanding	8,612,352	8,630,207	8,634,865	8,632,465

The accompanying notes are an integral part of these statements.

PART I (Continued)

Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2018 AND 2017
AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Net Income	$3,069	$2,433	$6,257	$4,550

Other Comprehensive Income:

Gains (Losses) on Securities Arising During the Year	(1,624)	1,377	(5,578)	1,586
Tax Effect	341	(468)	1,171	(539)
Realized Gains on Sale of AFS Securities	116	-	116	-
Tax Effect	(24)	-	(24)	-

Change in Unrealized Gains (Losses) on Securities
Available for Sale, Net of Reclassification Adjustment and Tax Effects	(1,191)	909	(4,315)	1,047

Comprehensive Income	$1,878	$3,342	$1,942	$5,597

The accompanying notes are an integral part of these statements.

PART I (Continued)

Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Six Months Ended
	June 30, 2018	June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$6,257	$4,550
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	867	823
Provision for Loan Losses	70	335
Securities (Gains)	(116)	-
Amortization and Accretion	591	750
(Gain) on Sale of Other Real Estate and Repossessions	(120)	(93)
Provision for Losses on Other Real Estate	157	206
Increase in Cash Surrender Value of Life Insurance	(261)	(305)
Loss on Sale of Premises & Equipment	3	(15)
Other Prepaids, Deferrals and Accruals, Net	465	1,080
	7,913	7,331
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Investment Securities Available for Sale	(19,257)	(41,269)
Proceeds from Maturities, Calls, and Paydowns of Investment Securities:
Available for Sale	24,379	28,074
Proceeds from Sale of Investment Securities
Available for Sale	11,268	-
Interest-Bearing Deposits in Other Banks	(3,905)	35,357
Net Loans to Customers	(2,560)	(22,848)
Purchase of Premises and Equipment	(1,869)	(531)
Proceeds from Sale of Other Real Estate and Repossessions	1,236	2,259
Federal Home Loan Bank Stock	(339)	(245)
Proceeds from Sale of Premises and Equipment	-	38
	8,953	835
CASH FLOWS FROM FINANCING ACTIVITIES
Noninterest-Bearing Customer Deposits	(13,592)	3,869
Interest-Bearing Customer Deposits	(18,507)	(21,688)
Dividends Paid for Preferred Stock	-	(316)
Dividends Paid for Common Stock	(844)	(422)
Redemption of Preferred Stock	-	(9,360)
Repurchase of Warrants	(3,175)	-
Payments on Federal Home Loan Bank Advances	(2,500)	-
Proceeds from Federal Home Loan Bank Advances	10,000	5,000
Payments on Other Borrowed Money	(1,500)	(16)
Proceeds from Other Borrowed Money	7	5,016
	(30,111)	(17,917)

Net Decrease in Cash and Cash Equivalents	(13,245)	(9,751)
Cash and Cash Equivalents at Beginning of Period	23,145	28,822
Cash and Cash Equivalents at End of Period	$9,900	$19,071

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

The consolidated financial statements in this report are unaudited, except for the December 31, 2017 consolidated balance sheet. All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements, have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company. The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results which may be expected for the entire year.

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

Concentrations of Credit Risk

Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions. The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk. At June 30, 2018, approximately 87 percent of the Company’s loan portfolio was concentrated in loans secured by real estate. A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector. Collateral real estate values that secure land development, construction and speculative real estate loans in the Company’s larger Metropolitan Statistical Area (MSA) markets have started showing signs of stabilization in values in recent years. In addition, a large portion of the Company’s foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions. Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.

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

The Company evaluates each investment security held to maturity and available for sale security in a loss position for other-than-temporary impairment (OTTI). In estimating other-than-temporary impairment losses, management considers such factors as the length of time and the extent to which the market value has been below cost, the financial condition of the issuer and the Company’s intent to sell and whether it is more likely than not that the Company will be required to sell the security before anticipated recovery of the amortized cost basis. If the Company intends to sell or if it is more likely than not that the Company will be required to sell the security before recovery, the OTTI write-down is recognized in earnings. If the Company does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing credit loss, which is recognized in earnings and an amount related to all other factors, which is recognized in other comprehensive income (loss).

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

Bank-Owned Life Insurance

The Company has purchased life insurance on the lives of certain key members of management and directors. The life insurance policies are recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or amounts due that are probable at settlement, if applicable. Increases in the cash surrender value are recorded as other income in the consolidated statements of income. The cash surrender value of the insurance contracts is recorded in other assets on the consolidated balance sheets in the amount of $17,349 and $17,089 as of June 30, 2018 and December 31, 2017, respectively.

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

(2) Investment Securities

Investment securities as of June 30, 2018 and December 31, 2017 are summarized as follows:

June 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U. S. Government Agencies
Mortgage-Backed	$338,593	$212	$(13,809)	$324,996
State, County & Municipal	4,040	4	(55)	3,989
Corporate Bonds	2,984	5	(36)	2,953
	$345,617	$221	$(13,900)	$331,938

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U. S. Government Agencies
Mortgage-Backed	$354,931	$258	$(8,466)	$346,723
State, County & Municipal	4,493	23	(23)	4,493
Corporate Bonds	2,048	12	-	2,060
Asset-Backed	993	-	(22)	971
	$362,465	$293	$(8,511)	$354,247

PART I (Continued)

Item 1 (Continued)

(2) Investment Securities (Continued)

The amortized cost and fair value of investment securities as of June 30, 2018, by contractual maturity, are shown hereafter. Expected maturities may differ from contractual maturities for certain investments because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This is often the case with mortgage-backed securities, which are disclosed separately in the table below.

	Securities
	Available for Sale
	Amortized Cost	Fair Value

Due In One Year or Less	$361	$360
Due After One Year Through Five Years	4,148	4,110
Due After Five Years Through Ten Years	1,314	1,310
Due After Ten Years	1,201	1,162
	$7,024	$6,942

Mortgage-Backed Securities	338,593	324,996
	$345,617	$331,938

Proceeds from the sale of investments available for sale totaled $11,268 for the first six months of 2018. The sale of investments available for sale during the first six months of 2018 resulted in gross realized gains of $116 and losses of $0. The Bank did not sell any investments during the first six months of 2017. Therefore the Bank did not have any proceeds, gains or losses during the first six months of 2017.

Investment securities having a carrying value approximating $132,812 and $175,484 as of June 30, 2018 and December 31, 2017, respectively, were pledged to secure public deposits and for other purposes.

Information pertaining to securities with gross unrealized losses at June 30, 2018 and December 31, 2017 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

June 30, 2018
U. S. Government Agencies
Mortgage-Backed	$121,705	$(3,542)	$193,486	$(10,267)	$315,191	$(13,809)
State, County and Municipal	2,931	(22)	843	(33)	3,774	(55)
Corporate Bonds	909	(36)	-	-	909	(36)
	$125,545	$(3,600)	$194,329	$(10,300)	$319,874	$(13,900)

December 31. 2017
U.S. Government Agencies
Mortgage-Backed	$120,139	$(1,655)	$190,196	$(6,811)	$310,335	$(8,466)
State, County and Municipal	2,598	(23)	-	-	2,598	(23)
Asset-Backed	971	(22)	-	-	971	(22)
	$123,708	$(1,700)	$190,196	$(6,811)	$313,904	$(8,511)

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

At June 30, 2018, 146 securities have unrealized losses which have depreciated 4.16 percent from the Company’s amortized cost basis. These securities are guaranteed by either the U.S. Government, other governments or U.S. corporations. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary.

(3) Loans

The following table presents the composition of loans segregated by class of loans, as of June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017
Commercial and Agricultural
Commercial	$45,029	$48,122
Agricultural	20,037	16,443

Real Estate
Commercial Construction	48,909	45,214
Residential Construction	11,541	8,583
Commercial	352,063	351,172
Residential	187,591	194,049
Farmland	67,867	67,768

Consumer and Other
Consumer	18,746	18,956
Other	15,013	14,977

Total Loans	$766,796	$765,284

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

The Company uses a risk grading matrix to assign a risk grade to each of its loans. Loans are graded on a scale of 1 to 8. A description of the general characteristics of the grades is as follows:

PART I (Continued)

Item 1 (Continued)

(3) Loans (Continued)

●

Grades 1 and 2 – Borrowers with these assigned grades range in risk from virtual absence of risk to minimal risk. Such loans may be secured by Company-issued and controlled certificates of deposit or properly-margined equity securities or bonds. Other loans comprising these grades are made to companies that have been in existence for a long period of time with many years of consecutive profits and strong equity, good liquidity, excellent debt service ability and unblemished past performance, or to exceptionally strong individuals with collateral of unquestioned value that fully secures the loans. Loans in this category fall into the “pass” classification.

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

The following table presents the loan portfolio by credit quality indicator (risk grade) as of June 30, 2018 and December 31, 2017. Those loans with a risk grade of 1, 2, 3 or 4 have been combined in the pass column for presentation purposes. For the period ending June 30, 2018, the Company did not have any loans classified as “doubtful” or a “loss”.

June 30, 2018
	Pass	Special Mention	Substandard	Total Loans
Commercial and Agricultural
Commercial	$43,619	$755	$655	$45,029
Agricultural	19,255	438	344	20,037

Real Estate
Commercial Construction	47,606	618	685	48,909
Residential Construction	11,541	-	-	11,541
Commercial	338,114	7,591	6,358	352,063
Residential	172,844	4,318	10,429	187,591
Farmland	63,869	2,039	1,959	67,867

Consumer and Other
Consumer	18,350	41	355	18,746
Other	15,006	7	-	15,013

Total Loans	$730,204	$15,807	$20,785	$766,796

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

PART I (Continued)

Item 1 (Continued)

(3) Loans (Continued)

The following table represents an age analysis of past due loans and nonaccrual loans, segregated by class of loans, as of June 30, 2018 and December 31, 2017:

June 30, 2018
	Accruing Loans
		90 Days
	30-89 Days	or More	Total Accruing	Nonaccrual
	Past Due	Past Due	Loans Past Due	Loans	Current Loans	Total Loans
Commercial and Agricultural
Commercial	$280	$-	$280	$367	$44,382	$45,029
Agricultural	177	-	177	290	19,570	20,037

Real Estate
Commercial Construction	354	-	354	428	48,127	48,909
Residential Construction	-	-	-	-	11,541	11,541
Commercial	1,382	-	1,382	1,228	349,453	352,063
Residential	2,286	-	2,286	2,140	183,165	187,591
Farmland	79	-	79	979	66,809	67,867

Consumer and Other
Consumer	112	-	112	200	18,434	18,746
Other	-	-	-	-	15,013	15,013

Total Loans	$4,670	$-	$4,670	$5,632	$756,494	$766,796

December 31, 2017
	Accruing Loans
		90 Days
	30-89 Days	or More	Total Accruing	Nonaccrual
	Past Due	Past Due	Loans Past Due	Loans	Current Loans	Total Loans
Commercial and Agricultural
Commercial	$329	$-	$329	$598	$47,195	$48,122
Agricultural	111	-	111	399	15,933	16,443

Real Estate
Commercial Construction	27	-	27	477	44,710	45,214
Residential Construction	119	-	119	-	8,464	8,583
Commercial	919	-	919	2,172	348,081	351,172
Residential	2,482	-	2,482	2,830	188,737	194,049
Farmland	318	-	318	839	66,611	67,768

Consumer and Other
Consumer	246	-	246	188	18,522	18,956
Other	7	-	7	-	14,970	14,977

Total Loans	$4,558	$-	$4,558	$7,503	$753,223	$765,284

PART I (Continued)

Item 1 (Continued)

(3) Loans (Continued)

The following table details impaired loan data as of June 30, 2018:

June 30, 2018
	Unpaid
	Contractual			Average	Interest	Interest
	Principal	Impaired	Related	Recorded	Income	Income
	Balance	Balance	Allowance	Investment	Recognized	Collected

With No Related Allowance Recorded
Commercial	$367	$367	$-	$520	$5	$5
Agricultural	311	290	-	360	9	12
Commercial Construction	16	16	-	38	1	1
Residential Construction	-	-	-	-	-	-
Commercial Real Estate	10,201	10,201	-	11,092	235	236
Residential Real Estate	3,892	3,805	-	4,113	87	89
Farmland	980	978	-	896	5	7
Consumer	200	200	-	199	6	6
Other	-	-	-	-	-	-

	15,967	15,857	-	17,218	348	356

With An Allowance Recorded
Commercial	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Commercial Construction	482	482	54	487	2	2
Residential Construction	-	-	-	-	-	-
Commercial Real Estate	5,047	5,047	1,371	5,371	106	99
Residential Real Estate	36	36	21	60	1	1
Farmland	367	367	28	369	12	12
Consumer	-	-	-	-	-	-
Other	-	-	-	-	-	-

	5,932	5,932	1,474	6,287	121	114

Total
Commercial	367	367	-	520	5	5
Agricultural	311	290	-	360	9	12
Commercial Construction	498	498	54	525	3	3
Residential Construction	-	-	-	-	-	-
Commercial Real Estate	15,248	15,248	1,371	16,463	341	335
Residential Real Estate	3,928	3,841	21	4,173	88	90
Farmland	1,347	1,345	28	1,265	17	19
Consumer	200	200	-	199	6	6
Other	-	-	-	-	-	-

	$21,899	$21,789	$1,474	$23,505	$469	$470

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

PART I (Continued)

Item 1 (Continued)

(3) Loans (Continued)

The following table details impaired loan data as of June 30, 2017:

June 30, 2017
	Unpaid
	Contractual			Average	Interest	Interest
	Principal	Impaired	Related	Recorded	Income	Income
	Balance	Balance	Allowance	Investment	Recognized	Collected

With No Related Allowance Recorded
Commercial	$608	$608	$-	$639	$11	$15
Agricultural	370	349	-	254	11	13
Commercial Construction	102	102	-	159	1	1
Residential Construction	199	199	-	66	5	5
Commercial Real Estate	10,454	10,454	-	13,543	226	222
Residential Real Estate	5,667	4,871	-	4,511	98	115
Farmland	679	678	-	759	56	56
Consumer	149	149	-	188	3	3

	18,228	17,410	-	20,119	411	430

With An Allowance Recorded
Commercial	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Commercial Construction	71	71	4	72	2	2
Residential Construction	-	-	-	-	-	-
Commercial Real Estate	7,169	7,169	1,517	6,714	135	134
Residential Real Estate	49	41	20	755	(2)	2
Farmland	376	376	26	378	11	11
Consumer	-	-	-	-	-	-

	7,665	7,657	1,567	7,919	146	149

Total
Commercial	608	608	-	639	11	15
Agricultural	370	349	-	254	11	13
Commercial Construction	173	173	4	231	3	3
Residential Construction	199	199	-	66	5	5
Commercial Real Estate	17,623	17,623	1,517	20,257	361	356
Residential Real Estate	5,716	4,912	20	5,266	96	117
Farmland	1,055	1,054	26	1,137	67	67
Consumer	149	149	-	188	3	3

	$25,893	$25,067	$1,567	$28,038	$557	$579

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

As discussed in Note 1, Summary of Significant Accounting Policies, once a loan is identified as a TDR, it is accounted for as an impaired loan. The Company had no unfunded commitments to lend to a customer that has a troubled debt restructured loan as of June 30, 2018. The Company had no loan contracts restructured during the three month period ended and the six month period ended June 30, 2018 and 2017. Loans modified in a troubled debt restructuring are considered to be in default once the loan becomes 90 days past due. A TDR may cease being classified as impaired if the loan is subsequently modified at market terms and, has performed according to the modified terms for at least six months, and there has not been any prior principal forgiveness on a cumulative basis.

The Company did not have any TDRs that subsequently defaulted for the three months ended June 30, 2018 and had one loan that subsequently defaulted during the six months ended June 30, 2018. The loan totaling $131 thousand failed to continue to perform as agreed and was moved to non-accrual status.

PART I (Continued)

Item 1 (Continued)

(4) Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses, segregated by class of loan, for the six month period ended June 30, 2018 and June 30, 2017. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other loan categories and periodically may result in reallocation within the provision categories.

June 30, 2018
	Beginning				Ending
	Balance	Charge-Offs	Recoveries	Provision	Balance

Commercial and Agricultural
Commercial	$447	$(116)	$85	$28	$444
Agricultural	186	(123)	7	192	262

Real Estate
Commercial Construction	1,216	-	38	(1,172)	82
Residential Construction	-	-	-	-	-
Commercial	3,874	(258)	37	753	4,406
Residential	968	(89)	75	112	1,066
Farmland	780	-	9	79	868

Consumer and Other
Consumer	34	(135)	49	82	30
Other	3	-	2	(4)	1

	$7,508	$(721)	$302	$70	$7,159

June 30, 2017
	Beginning				Ending
	Balance	Charge-Offs	Recoveries	Provision	Balance

Commercial and Agricultural
Commercial	$456	$(124)	$100	$(7)	$425
Agricultural	168	(4)	2	72	238

Real Estate
Commercial Construction	323	(49)	162	334	770
Residential Construction	13	-	-	(2)	11
Commercial	5,751	(966)	302	(424)	4,663
Residential	1,396	(605)	33	148	972
Farmland	722	-	-	137	859

Consumer and Other
Consumer	80	(117)	51	70	84
Other	14	-	-	7	21

	$8,923	$(1,865)	$650	$335	$8,043

Management continually evaluates the allowance for loan losses methodology seeking to refine and enhance this process as appropriate, and it is likely that the methodology will continue to evolve over time.

PART I (Continued)

Item 1 (Continued)

(4) Allowance for Loan Losses (Continued)

The Company determines its individual reserves during its quarterly review of substandard loans. This process involves reviewing all loans with a risk grade of 6 or greater and an outstanding balance of $250,000 or more, regardless of the loans impairment classification. At June 30, 2018, there were 125 impaired loans totaling $3.1 million below the $250,000 review threshold which were not individually reviewed for impairment. Those loans were subject to the bank’s general loan loss reserve methodology and are included in the “Collectively Evaluated for Impairment” column of the following tables. Likewise, at June 30, 2017, there were 153 impaired loans totaling $4.3 million which were below the $250,000 review threshold and were subject to the bank’s general loan loss reserve methodology and are included in the “Collectively Evaluated for Impairment” column of the following tables.

Since not all loans in the substandard category are considered impaired, this quarterly review process may result in the identification of specific reserves on unimpaired loans. Management considers those loans graded substandard, but not classified as impaired, to be higher risk loans and, therefore, makes specific allocations to the allowance for those loans if warranted. The total of such loans is $9.55 million and $13.04 million as of June 30, 2018 and 2017, respectively. Specific allowance allocations were made for these loans totaling $1.30 million and $1.19 million as of June 30, 2018 and 2017, respectively. Since these loans are not considered impaired, both the loan balance and related specific allocation are included in the “Collectively Evaluated for Impairment” column of the following tables.

PART I (Continued)

Item 1 (Continued)

(4) Allowance for Loan Losses (Continued)

The following tables present breakdowns of the allowance for loan losses, segregated by impairment methodology for June 30, 2018 and 2017:

June 30, 2018
	Ending Allowance Balance			Ending Loan Balance

	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
Commercial and Agricultural
Commercial	$-	$444	$444	$77	$44,952	$45,029
Agricultural	-	262	262	5	20,032	20,037

Real Estate
Commercial Construction	54	28	82	481	48,428	48,909
Residential Construction	-	-	-	-	11,541	11,541
Commercial	1,371	3,035	4,406	15,187	336,876	352,063
Residential	21	1,045	1,066	1,910	185,681	187,591
Farmland	28	840	868	1,032	66,835	67,867

Consumer and Other
Consumer	-	30	30	-	18,746	18,746
Other	-	1	1	-	15,013	15,013

Total End of Period Balance	$1,474	$5,685	$7,159	$18,692	$748,104	$766,796

June 30, 2017
	Ending Allowance Balance			Ending Loan Balance

	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
Commercial and Agricultural
Commercial	$-	$425	$425	$33	$44,850	$44,883
Agricultural	-	238	238	5	21,805	21,810

Real Estate
Commercial Construction	4	766	770	72	35,079	35,151
Residential Construction	-	11	11	-	9,230	9,230
Commercial	1,517	3,146	4,663	17,292	338,509	355,801
Residential	20	952	972	2,336	198,236	200,572
Farmland	26	833	859	1,040	69,154	70,194

Consumer and Other
Consumer	-	84	84	-	19,134	19,134
Other	-	21	21	-	18,791	18,791

Total End of Period Balance	$1,567	$6,476	$8,043	$20,778	$754,788	$775,566

PART I (Continued)

Item 1 (Continued)

(5) Other Real Estate Owned

The aggregate carrying amount of Other Real Estate Owned (OREO) at June 30, 2018 and December 31, 2017 was $3,595 and $4,256, respectively. All of the Company’s other real estate owned represents properties acquired through foreclosure or deed in lieu of foreclosure. The following table details the change in OREO for the six months ended June 30, 2018 and the year ended December 31, 2017.

	Six Months Ended	Twelve Months Ended
	June 30, 2018	December 31, 2017

Balance, Beginning	$4,256	$6,439

Additions	597	1,725
Sales of OREO	(1,215)	(3,787)
Gains (Losses) on Sale	114	213
Provision for Losses	(157)	(334)

Balance, Ending	$3,595	$4,256

At June 30, 2018, the Company held $551 thousand of residential real estate property as foreclosed property compared to $479 thousand as of December 31, 2017.  Also at June 30, 2018, $65 thousand of consumer mortgage loans collateralized by residential real estate property were in the process of foreclosure according to local requirements of the applicable jurisdictions. At December 31, 2017, only $184 thousand of consumer mortgage loans collateralized by residential real estate property were in the process of foreclosure according to local requirements of the applicable jurisdictions.

(6) Deposits

The aggregate amount of overdrawn deposit accounts reclassified as loan balances totaled $421 and $475 as of June 30, 2018 and December 31, 2017.

Components of interest-bearing deposits as of June 30, 2018 and December 31, 2017 are as follows:

	Six Months Ended	Twelve Months Ended
	June 30, 2018	December 31, 2017

Interest-Bearing Demand	$457,538	$458,717
Savings	80,167	78,172
Time, $250,000 and Over	40,521	38,920
Other Time	280,324	301,248
	$858,550	$877,057

At June 30, 2018 and December 31, 2017, the Company had brokered deposits of $51,784 and $46,329, respectively. All of these brokered deposits represent Certificate of Deposits Account Registry Service (CDARS) reciprocal deposits. The CDARS deposits are ones in which customers placed core deposits into the CDARS program for FDIC insurance coverage and the Company receives reciprocal brokered deposits in a like amount. The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $250,000 was approximately $30,957 and $32,152 as of June 30, 2018 and December 31, 2017, respectively. The aggregate amount of certificates of deposit, each with a minimum deposit of $250,000 was $40,521 and $38,920 as of June 30, 2018 and December 31, 2017.

PART I (Continued)

Item 1 (Continued)

(6) Deposits (Continued)

As of June 30, 2018 and December 31, 2017, the scheduled maturities of certificates of deposits are as follows:

Maturity	June 30, 2018	December 31, 2017
One Year and Under	$229,998	$255,575
One to Three Years	68,530	63,327
Three Years and Over	22,317	21,266
	$320,845	$340,168

(7) Other Borrowed Money

Other borrowed money at June 30, 2018 and December 31, 2017 is summarized as follows:

	June 30, 2018	December 31, 2017
Federal Home Loan Bank Advances	$53,500	$46,000
Other Borrowings	8	1,500
	$53,508	$47,500

Advances from the Federal Home Loan Bank (FHLB) have maturities ranging from 2019 to 2028 and interest rates ranging from 0.98 percent to 3.51 percent. As collateral on the outstanding FHLB advances, the Company has provided a blanket lien on its portfolio of qualifying residential first mortgage loans and commercial loans. At June 30, 2018 the book value of those loans pledged is $110,317. At June 30, 2018 the Company had remaining credit availability from the FHLB of $250,614. The Company may be required to pledge additional qualifying collateral in order to utilize the full amount of the remaining credit line.

In 2017, the Company borrowed $5,000 as a short term loan to be paid off within one year with an interest rate of 4.75 percent. The loan was paid off in January 2018.

The aggregate stated maturities of other borrowed money at June 30, 2018 are as follows:

Year	Amount
2018	$5,008
2019	5,000
2020	2,500
2021	-
2022	27,000
After 2022	14,000
$53,508

The Company also has available federal funds lines of credit with various financial institutions totaling $43,500, none of which were outstanding at June 30, 2018.

The Company has the ability to borrow funds from the Federal Reserve Bank (FRB) of Atlanta utilizing the discount window. The discount window is an instrument of monetary policy that allows eligible institutions to borrow money from the FRB on a short-term basis to meet temporary liquidity shortages caused by internal or external disruptions. At June 30, 2018, the Company had borrowing capacity available under this arrangement, with no outstanding balances. The Company would be required to pledge certain available-for-sale investment securities as collateral under this agreement.

(8) Preferred Stock and Warrants

The Company redeemed 9,360 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the Preferred Stock) outstanding with private investors as of March 31, 2017. The Company redeemed 8,661 shares of Preferred Stock at $1,000 per share in 2016. The Company redeemed 9,979 shares of Preferred Stock at $1,000 per share during 2015. The Company currently has no outstanding shares of Preferred Stock. The Company also had a warrant (the Warrant) to purchase up to 500,000 shares of the Company’s common stock outstanding with private investors. The Warrant was repurchased by the Company on June 5, 2018, for $3.2 million. Both the Preferred Stock and the Warrant originated in 2009 through transactions with the United States Department of the Treasury and were subsequently sold to the public through an auction process during 2013. The Company currently has no outstanding warrants as of June 30, 2018.

The Preferred Stock qualified as Tier 1 capital and was nonvoting, other than class voting rights on certain matters that could adversely affect the Preferred Stock. The Preferred Stock could have been redeemed by the Company at the liquidation preference of $1,000 per share, plus any accrued and unpaid dividends. The Warrant could have been exercised on or before January 9, 2019 at an exercise price of $8.40 per share. No voting rights could have been exercised with respect to the shares of the Warrant until the Warrant was exercised.

PART I (Continued)

Item 1 (Continued)

(9) Subordinated Debentures (Trust Preferred Securities)

			3 Month	Added	Total		5 Year
Description	Date	Amount	Libor Rate	Points	Rate	Maturity	Call Option
Colony Bankcorp Statutory Trust III	6/17/2004	$4,640	2.33469	2.68	5.01469	6/14/2034	6/17/2009
Colony Bankcorp Capital Trust I	4/13/2006	5,155	2.33738	1.50	3.83738	4/13/2036	4/13/2011
Colony Bankcorp Capital Trust II	3/12/2007	9,279	2.33738	1.65	3.98738	3/12/2037	3/12/2012
Colony Bankcorp Capital Trust III	9/14/2007	5,155	2.35878	1.40	3.75878	9/14/2037	9/14/2012

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

At June 30, 2018 and December 31, 2017 the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	June 30, 2018	December 31, 2017

Loan Commitments	$107,248	$96,374
Letters of Credit	1,428	1,536

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

The carrying amount, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2018 and December 31, 2017 are as follows:

	Fair Value Measurements at
	June 30, 2018
	Carrying	Estimated	Level	Level	Level
	Value	Fair Value	1	2	3

Assets
Cash and Short-Term Investments	$48,473	$48,473	$48,473	$-	$-
Investment Securities Available for Sale	331,938	331,938	-	325,113	6,825
Federal Home Loan Bank Stock	3,382	3,382	3,382	-	-
Loans, Net	759,096	756,565	-	752,107	4,458
Bank-Owned Life Insurance	17,349	17,349	17,349	-	-

Liabilities
Deposits	1,035,886	1,036,148	715,041	321,107	-
Subordinated Debentures	24,229	24,229	-	24,229	-
Other Borrowed Money	53,508	53,490	-	53,490	-

	Fair Value Measurements at
	December 31, 2017
	Carrying	Estimated	Level	Level	Level
	Value	Fair Value	1	2	3

Assets
Cash and Short-Term Investments	$57,813	$57,813	$57,813	$-	$-
Investment Securities Available for Sale	354,247	354,247	-	346,950	7,297
Federal Home Loan Bank Stock	3,043	3,043	3,043	-	-
Loans, Net	757,281	757,163	-	752,287	4,876
Bank-Owned Life Insurance	17,089	17,089	17,089	-	-

Liabilities
Deposits	1,067,985	1,068,392	727,818	340,574	-
Subordinated Debentures	24,229	24,229	-	24,229	-
Other Borrowed Money	47,500	47,626	-	47,626	-

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

PART I (Continued)

Item 1 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring and Nonrecurring Basis – The following table presents the recorded amount of the Company’s assets measured at fair value on a recurring and nonrecurring basis as of June 30, 2018 and December 31, 2017, aggregated by the level in the fair value hierarchy within which those measurements fall. The table below includes only impaired loans with a specific reserve and only other real estate properties with a valuation allowance at June 30, 2018 and at December 31, 2017. Those impaired loans and other real estate properties are shown net of the related specific reserves and valuation allowances.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Total Fair	Identical Assets	Observable	Inputs
June 30, 2018	Value	(Level 1)	Inputs (Level 2)	(Level 3)

Recurring Securities Available for Sale
U.S. Government Agencies
Mortgage-Backed	$324,996	$-	$320,430	$4,566
State, County and Municipal	3,989	-	3,774	215
Corporate Bonds	2,953		909	2,044
	$331,938	$-	$325,113	$6,825

Nonrecurring
Impaired Loans	$4,458	$-	$-	$4,458

Other Real Estate	$1,642	$-	$-	$1,642

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Total Fair	Identical Assets	Observable	Inputs
December 31, 2017	Value	(Level 1)	Inputs (Level 2)	(Level 3)

Recurring Securities Available for Sale
U.S. Government Agencies
Mortgage-Backed	$346,723	$-	$341,701	$5,022
State, County and Municipal	4,493	-	4,277	216
Corporate	2,060		-	2,060
Asset-Backed	971		971	-

	$354,247	$-	$346,949	$7,298

Nonrecurring
Impaired Loans	$4,876	$-	$-	$4,876

Other Real Estate	$2,015	$-	$-	$2,015

Liabilities

The Company did not identify any liabilities that are required to be presented at fair value.

PART I (Continued)

Item 1 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

The following table presents quantitative information about the significant unobservable inputs used in the fair value measurements for assets in level 3 of the fair value hierarchy measured on a nonrecurring basis at June 30, 2018 and December 31, 2017. This table is comprised primarily of collateral dependent impaired loans and other real estate owned:

		Valuation	Unobservable	Range
	June 30, 2018	Techniques	Inputs	Weighted Avg

Real Estate
Commercial Construction	$427	Sales Comparison	Adjustment for Differences	(16.00)%	-	1975.00%
			Between the Comparable Sales		979.50%

			Management Adjustments for	0.00%	-	10.00%
			Age of Appraisals and/or Current		5.00%
			Market Conditions

Residential Real Estate	15	Sales Comparison	Adjustment for Differences	(43.30)%	-	66.70%
			Between the Comparable Sales		11.70%

			Management Adjustments for	10.00%	-	25.00%
			Age of Appraisals and/or Current		17.50%
			Market Conditions

Commercial Real Estate	3,676	Income Approach	Capitalization Rate		10.75%

			Management Adjustments for	0.00%	-	10.00%
			Age of Appraisals and/or Current		5.00%
			Market Conditions

Farmland	340	Sales Comparison	Adjustment for Differences	(71.00)%	-	88.70%
			Between the Comparable Sales		8.85%

			Management Adjustments for	10.00%	-	80.00%
			Age of Appraisals and/or Current		45.00%
			Market Conditions

Other Real Estate Owned	1,642	Sales Comparison	Adjustment for Differences	(47.60)%	-	25.02%
			Between the Comparable Sales		(11.29)%

			Management Adjustments for	9.82%	-	81.21%
			Age of Appraisals and/or Current		35.90%
			Market Conditions

		Income Approach	Discount Rate		10.00%

PART I (Continued)

Item 1 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

	December 31,	Valuation	Unobservable	Range
	2017	Techniques	Inputs	Weighted Avg

Real Estate
Commercial Construction	$427	Sales Comparison	Adjustment for Differences	(16.00)%	-	1,975.00%
			Between the Comparable Sales		979.50%

			Management Adjustments for	0.00%	-	10.00%
			Age of Appraisals and/or Current		5.00%
			Market Conditions

Residential Real Estate	82	Sales Comparison	Adjustment for Differences	(43.30)%	-	83.30%
			Between the Comparable Sales		20.00%

			Management Adjustments for	0.00%	-	25.00%
			Age of Appraisals and/or Current		12.50%
			Market Conditions

Commercial Real Estate	4,017	Income Approach	Management Adjustments for	0.00%	-	10.00%
			Age of Appraisals and/or Current		5.005
			Market Conditions

			Capitalization Rate		10.75%

Farmland	350	Sales Comparison	Adjustment for Differences	(71.00)%	-	88.70%
			Between the Comparable Sales		8.85%

			Management Adjustments for	10.00%	-	75.00%
			Age of Appraisals and/or Current		42.50%
			Market Conditions

Other Real Estate Owned	2,015	Sales Comparison	Adjustment for Differences	(22.74)%	-	15.00%
			Between the Comparable Sales		(3.87)%

			Management Adjustment for	5.44%	-	87.24%
			Age of Appraisals and/or Current		24.44%
			Market Conditions

		Income Approach	Capitalization Rate		10.00%

PART I (Continued)

Item 1 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

The table below presents a reconciliation and statement of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the six months ended June 30, 2018 and the twelve months ended December 31, 2017.

	Available for Sale Securities
	June 30, 2018	December 31, 2017

Balance, Beginning	$7,298	$576
Transfers out of Level 3	-	-
Maturities	-	(360)
Loss on OTTI Impairment Included in Noninterest Income	-	-
Purchases	-	7,070
Paydowns	(327)	-
Unrealized Gains included in Other Comprehensive Income (Loss)	(146)	12

Balance, Ending	$6,825	$7,298

The Company’s policy is to recognize transfers in and transfers out of levels 1, 2 and 3 as of the end of a reporting period. There were no transfers of securities between levels for the six months ended June 30, 2018 and the twelve months ended December 31, 2017.

The following table presents quantitative information about recurring level 3 fair value measurements as of June 30, 2018.

			Unobservable	Range
June 30, 2018	Fair Value	Valuation Techniques	Inputs	(Weighted Avg)

State, County and Municipal	$215	Discounted Cash Flow	Discount Rate	N/A*
			or Yield

U. S. Government Agencies	4,566	Fundamental Analysis	Discount Rate	N/A*
Mortgage -Backed			or Yield

Corporate	2,044	Option Pricing	Discount Rate	N/A*
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

PART I (Continued)

Item 1 (Continued)

(12) Regulatory Capital Matters (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  As of June 30, 2018, the interim final Basel III rules (Basel III) require the Company to also maintain minimum amounts and ratios of common equity Tier 1 capital to risk-weighted assets.  These amounts and ratios as defined in regulations are presented hereafter.  Management believes, as of June 30, 2018, the Company meets all capital adequacy requirements to which it is subject under the regulatory framework for prompt corrective action.  In the opinion of management, there are no events or conditions since prior notification of capital adequacy from the regulators that have changed the institution’s category.

The Basel III rules also require the implementation of a new capital conservation buffer comprised of common equity Tier 1 capital.  The capital conservation buffer will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increase each subsequent year by 0.625% until reaching its final level of 2.5% on January 1, 2019.

The following table summarizes regulatory capital information as of June 30, 2018 and December 31, 2017 on a consolidated basis and for the subsidiary, as defined.  Regulatory capital ratios for June 30, 2018 and December 31, 2017 were calculated in accordance with the Basel III rules.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2018

Total Capital to Risk-Weighted Assets
Consolidated	$129,684	15.74%	$65,913	8.00%	N/A	N/A
Colony Bank	125,819	15.29	65,820	8.00	$82,275	10.00%

Tier I Capital to Risk-Weighted Assets
Consolidated	122,525	14.81	49,434	6.00	N/A	N/A
Colony Bank	118,660	14.42	49,365	6.00	65,820	8.00

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	99,025	12.02	37,076	4.50	N/A	N/A
Colony Bank	118,660	14.42	37,024	4.50	53,479	6.50

Tier I Capital to Average Assets
Consolidated	122,525	10.17	48,172	4.00	N/A	N/A
Colony Bank	118,660	9.87	48,096	4.00	60,120	5.00

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

PART I (Continued)

Item 1 (Continued)

(13) Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflects the potential dilution of restricted stock and common stock warrants. Net income available to common stockholders represents net income after preferred stock dividends. The following table presents earnings per share for the three month and six month period ended June 30, 2018 and 2017.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017

Numerator
Net Income Available to Common Stockholders	$3,069	$2,433	$6,257	$4,339

Denominator
Weighted Average Number of Common Shares Outstanding for Basic Earnings Per Common Share	8,439	8,439	8,439	8,439

Dilutive Effect of Potential Common Stock
Restricted Stock	-	-	-	-
Stock Warrants	173	191	196	193
Weighted-Average Number of Shares Outstanding for Diluted Earnings Per Common Share	8,612	8,630	8,635	8,632

Earnings Per Share - Basic	$0.36	$0.29	$0.74	$0.51

Earnings Per Share - Diluted	$0.36	$0.28	$0.72	$0.50

(14) Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) for unrealized gains and losses securities available for sale for the period ended June 30, 2018 and the year ended December 31, 2017 are as follows:

	June 30, 2018	December 31, 2017

Beginning Balance	$(6,491)	$(5,022)

Other Comprehensive Income Before Reclassification	(4,223)	(401)

Amounts Reclassified from Accumulated Other Comprehensive Income	(92)	-
TCJ Act	-	(1,068)

Net Current Period Other Comprehensive Income	(4,315)	(1,469)

Ending Balance	$(10,806)	$(6,491)

PART I (Continued)

Item 1 (Continued)

(15) Subsequent Events

On July 27, 2018, the Bank entered into a definitive agreement to purchase the Albany, Georgia branch of Planters First Bank.  The purchase includes the assumption of approximately $10 million in deposits at a premium of $560 thousand and $20 million in loans at a discount of $117 thousand.  In addition, the Company will purchase a vacant lot owned by Planters First Bank in Albany for $725 thousand, on which it plans to build a new branch office.  The Company intends to retain the employees currently working in the Albany branch.  Subject to regulatory approval and customary closing conditions, the transaction is expected to close in the fourth quarter of 2018.

On July 30, 2018, the Company announced the appointment of T. Heath Fountain as President and Chief Executive Officer.  Mr. Fountain will succeed Edward P. Loomis, Jr. who is retiring from the Company effective September 18, 2018.  Mr. Loomis will remain on the Company’s board through his current term ending May of 2019.

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

In 2018 we are committed to improving earnings and reducing problem assets. Given the improved condition of the company, we are also considering product and market expansion. In January 2017, the Company opened its third office in Savannah, Georgia. In February 2018, the Company purchased a property in Statesboro, Georgia for a new office in the future. In May 2018, the Company closed one branch office in Albany, Georgia to improve operating efficiencies.

In addition to improving earnings, reducing problem assets and maintaining strong capital levels, we have reinstated dividend payments beginning first quarter 2017 and throughout 2017 on a quarterly basis at $0.025 per common stock. For the first and second quarter of 2018, we paid a dividend payment of $0.05 per common stock.

In June 2018, the Company repurchased the warrants originated in 2009 through transactions with the United States Department of the Treasury for $3.2 million. The warrants were auctioned to private investors in 2013. The warrants were cancelled upon the completion of the transaction.

In July 2018, the Company announced the retirement of its President and Chief Executive Officer, Edward P. Loomis, Jr. and named Mr. T. Heath Fountain as his replacement.  Mr. Fountain previously served as President and Chief Executive Officer of Planters First Bank for three years and Chief Financial Officer of Heritage Financial Group and Heritage Bank of the South for eight years.

Also in July 2018, the Bank entered into a definitive agreement with Planters First Bank to purchase a branch in Albany, Georgia along with a vacant lot of real estate in Albany, Georgia on which the Bank intends to eventually build a new branch office.  The transaction is expected to close in the fourth quarter of 2018 subject to regulatory approval and customary closing conditions.

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

Major Trends/Significant Considerations

The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of June 30, 2018, and the consolidated results of operations for the six months ended June 30, 2018. This discussion should be read in conjunction with the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2018. Readers should also carefully review all other disclosures we file from time to time with the SEC.

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

A reconciliation of these performance measures to GAAP performance measures is included in the tables below.

Non-GAAP Performance Measures Reconciliation

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Interest Income Reconciliation
Interest Income – Taxable Equivalent	$12,127	$11,578	$23,953	$22,733
Tax Equivalent Adjustment	18	40	34	74
Interest Income (GAAP)	$12,109	$11,538	$23,919	$22,659

Net Interest Income Reconciliation
Net Interest Income – Taxable Equivalent	$10,183	$9,856	$20,328	$19,352
Tax Equivalent Adjustment	18	40	34	74
Net Interest Income (GAAP)	$10,165	$9,816	$20,294	$19,278

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net Interest Margin Reconciliation
Net Interest Margin – Taxable Equivalent	3.57%	3.49%	3.56%	3.42%
Tax Equivalent Adjustment	0.01	0.01	0.01	0.01
Net Interest Margin (GAAP)	3.56%	3.48%	3.55%	3.41%

Interest Rate Spread Reconciliation
Interest Rate Spread – Taxable Equivalent	3.41%	3.41%	3.42%	3.31%
Tax Equivalent Adjustment	0.01	0.02	0.01	0.02
Interest Rate Spread (GAAP)	3.40%	3.39%	3.41%	3.29%

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

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of June 30, 2018 and December 31, 2017, and results of operations for each of the three months and six months in the periods ended June 30, 2018 and 2017. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

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

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average interest-earning assets. Net income available to common shareholders totaled $3.07 million, or $0.36 diluted per common share, in the three months ended June 30, 2018 compared to net income available to common shareholders of $2.43 million, or $0.28 diluted per common share, in the three months ended June 30, 2017. Net income available to common shareholders totaled $6.26 million, or $0.72 diluted per common share, in six months ended June 30, 2018 compared to net income available to common shareholders of $4.34 million, or $0.50 diluted per common share, in six months ended June 30, 2017. The Company did not have any material changes in the second quarter of 2018.

Selected income statement data, returns on average assets and average common equity and dividends per share for the comparable periods were as follows:

	Three Months Ended June 30				Six Months Ended June 30
			$	%			$	%
	2018	2017	Variance	Variance	2018	2017	Variance	Variance

Taxable-equivalent net interest income	$10,183	$9,856	$327	3.32%	$20,328	$19,352	$976	5.04%
Taxable-equivalent adjustment	18	40	(22)	(55.00)	34	74	(40)	(54.05)

Net interest income	10,165	9,816	349	3.56	20,294	19,278	1,016	5.27
Provision for loan losses	44	-	44	100.00	70	335	(265)	(79.10)
Noninterest income	2,324	2,394	(70)	(2.92)	4,758	4,794	(36)	(0.75)
Noninterest expense	8,601	8,620	(19)	(0.22)	17,137	17,028	109	0.64

Income before income taxes	3,844	3,590	254	7.08	7,845	6,709	1,136	16.93
Income taxes	775	1,157	(382)	(33.02)	1,588	2,159	(571)	(26.45)

Net income	3,069	2,433	636	26.14	6,257	4,550	1,707	37.52

Preferred stock dividends	-	-	-	-	-	211	(211)	(100.00)

Net income available to common shareholders	$3,069	$2,433	$636	26.14%	$6,257	$4,339	$1,918	44.20%

Net income available to common shareholders:
Basic	$0.36	$0.29	$0.07	24.14%	$0.74	$0.51	$0.23	45.10%
Diluted	$0.36	$0.28	$0.08	28.57%	$0.72	$0.50	$0.22	44.00%
Return on average assets	1.03%	0.81%	0.22%	27.16%	1.04%	0.72%	0.32%	44.44%
Return on average total equity	13.82%	11.10%	2.72%	24.50%	14.00%	9.56%	4.44%	46.44%

Details of the changes in the various components of net income are further discussed below.

Part I (Continued)

Item 2 (Continued)

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 81.01 percent of total revenue for six months ended June 30, 2018 and 80.08 percent for the same period a year ago.

Net interest margin is the taxable-equivalent net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Company’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, is currently 5.00 percent. The rate increased 25 basis points in the first quarter and in the second quarter of 2018 and three times in 2017. The federal funds rate moved similarly to the prime rate with interest rates currently at 2.00 percent. We expect two additional rate increases in 2018.

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

Part I (Continued)

Item 2 (Continued)

Rate/Volume Analysis

The rate/volume analysis presented hereafter illustrates the change from June 30, 2017 to June 30, 2018 for the six months period ended for each component of the taxable equivalent net interest income separated into the amount generated through volume changes and the amount generated by changes in the yields/rates.

	Changes from June 30, 2017 to June 30, 2018
($ in thousands)	Volume	Rate	Total

Interest Income
Loans, Net-taxable	$187	$444	$631

Investment Securities
Taxable	78	480	558
Tax-exempt	(3)	(10)	(13)
Total Investment Securities	75	470	545

Interest-Bearing Deposits in other Banks	(17)	47	30

Federal Funds Sold	-	-	-

Other Interest - Earning Assets	2	12	14
Total Interest Income	247	973	1,220

Interest Expense
Interest-Bearing Demand and Savings Deposits	32	248	280
Time Deposits	(126)	79	(47)
Subordinated Debentures	-	44	44
Other Borrowed Money	(15)	(16)	(31)
Federal Funds Purchased	(2)	-	(2)

Total Interest Expense	(111)	355	244
Net Interest Income	$358	$618	$976

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

The Company maintains about 22.9 percent of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years. The liabilities to fund assets are primarily in short term certificate of deposits that mature within one year. The net interest margin increased to 3.56 percent for the six months ended June 30, 2018 compared to 3.42 percent for the same period a year ago. We anticipate the net interest margin remaining relatively flat for 2018.

Taxable-equivalent net interest income for the six months ended June 30, 2018 increased by $976 thousand, or 5.04 percent compared to the same period a year ago. The average volume of earning assets during six months ended June 30, 2018 increased $11.57 million compared to the same period a year ago. Growth in average earning assets during 2018 was primarily in investments and loans.

The average volume of loans increased $7.36 million for the six months ended June 30, 2018 compared to the same period a year ago. The average yield on loans increased 11 basis points for the six months ended June 30, 2018 compared to the same period a year ago. The average volume of investment securities increased $7.93 million for the six months ended June 30, 2018 compared to the same year ago period, while the average yield on investment securities increased 26 basis points for the same period comparison. The average volume of deposits increased $4.46 million for the six months ended June 30, 2018 compared to the same period a year ago, with interest-bearing deposits decreasing $13.63 million for the six months ended June 30, 2018.

Part I (Continued)

Item 2 (Continued)

Accordingly, the ratio of average interest-bearing deposits to total average deposits was 83.50 percent for the six months ended June 30, 2018 compared to 85.19 percent in the same period a year ago. This deposit mix, combined with a general increase in market rates, had the effect of increasing the average cost of total deposits by 4 basis points in six months ended June 30, 2018 compared to the same period a year ago.

The Company’s net interest spread, which represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities, was 3.42 percent in six months ended June 30, 2018 compared to 3.31 percent in the same period a year ago. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment.

Part I (Continued)

Item 2 (Continued)

AVERAGE BALANCE SHEETS	Six Months Ended			Six Months Ended
	June 30, 2018			June 30, 2017
	Average	Income/	Yields/	Average	Income/	Yields/
($ in thousands)	Balances	Expense	Rates	Balances	Expense	Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Interest and fees
Taxable (1)	$764,551	$19,820	5.18%	$757,190	$19,189	5.07%
Investment Securities
Taxable	352,124	3,874	2.20%	344,011	3,316	1.93%
Tax-Exempt (2)	2,103	30	2.85%	2,285	43	3.76%
Total Investment Securities	354,227	3,904	2.20%	346,296	3,359	1.94%
Interest-Bearing Deposits	21,080	144	1.37%	24,884	114	0.92%
Federal Funds Sold	-	-	-%	-	-	-%
Interest-Bearing Other Assets	3,125	85	5.44%	3,042	71	4.67%
Total Interest-Earning Assets	$1,142,983	$23,953	4.19%	$1,131,412	$22,733	4.02%
Non-interest-Earning Assets
Cash and Cash Equivalents	14,787			19,935
Allowance for Loan Losses	(7,461)			(8,985)
Other Assets	48,760			55,111
Total Noninterest-Earning Assets	56,086			66,061
Total Assets	$1,199,069			$1,197,473
Liabilities and Stockholders' Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$535,112	$1,211	0.45%	$517,250	$931	0.36%
Other Time	328,703	1,390	0.85%	360,200	1,437	0.80%
Total Interest-Bearing Deposits	863,815	2,601	0.60%	877,450	2,368	0.54%
Other Interest-Bearing Liabilities
Other Borrowed Money	47,708	568	2.38%	48,934	599	2.45%
Subordinated Debentures	24,229	455	3.76%	24,579	411	3.39%
Federal Funds Purchased	60	1	3.33%	350	3	1.71%
Total Other Interest-Bearing Liabilities	71,997	1,024	2.84%	73,513	1,010	2.76%
Total Interest-Bearing Liabilities	$935,812	$3,625	0.77%	$950,963	$3,381	0.71%
Noninterest-Bearing Liabilities and Stockholders' Equity
Demand Deposits	170,685			152,593
Other Liabilities	3,165			3,098
Stockholders' Equity	89,407			90,819
Total Noninterest-Bearing Liabilities and Stockholders' Equity	263,257			246,510
Total Liabilities and Stockholders' Equity	$1,199,069			$1,197,473

Interest Rate Spread			3.42%			3.31%
Net Interest Income		$20,328			$19,352
Net Interest Margin			3.56%			3.42%

(1)

The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable equivalent adjustments totaling $27 and $59 for six month periods ended June 30, 2018 and 2017, respectively, are included in tax-exempt interest on loans.

(2)

Taxable-equivalent adjustments totaling $7 and $15 for six month periods ended June 30, 2018 and 2017, respectively, are included in tax-exempt interest on investment securities. The adjustments are based on a federal tax rate of 21 percent in 2018 and 34 percent in 2017 with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

Part I (Continued)

Item 2 (Continued)

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $70 thousand in the six months ended June 30, 2018 compared to $335 thousand in the same period a year ago. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Noninterest Income

The components of noninterest income were as follows:

	Three Months Ended June 30				Six Months Ended June 30
			$	%			$	%
	2018	2017	Variance	Variance	2018	2017	Variance	Variance

Service Charges on Deposit Accounts	$1,031	$1,091	$(60)	(5.50)%	$2,132	$2,146	$(14)	(0.65)%
Other Charges, Commissions and Fees	822	772	50	6.48%	1,611	1,559	52	3.34%
Mortgage Fee Income	182	202	(20)	(9.90)%	331	388	(57)	(14.69)%
Securities Gains (Losses)	116	-	116	100.00%	116	-	116	100.00%
Other	173	329	(156)	(47.42)%	568	701	(133)	(18.97)%

Total	$2,324	$2,394	$(70)	(2.92)%	$4,758	$4,794	$(36)	(0.75)%

Other Charges, Commissions and Fees. Debit card interchange fees and foreign fees increased $63 thousand in 2018 compared to the same period in 2017.

Mortgage Fee Income. The volume of mortgage loans has shown a decrease in 2018 compared to the same period in 2017 which contributed to the decrease in mortgage fee income.

Other. The decrease in 2018 compared to prior year is primarily attributable to rental income for other real estate owned which decreased by $64 thousand from $100 thousand in 2017 compared to $36 thousand in 2018. Income for deferred compensation decreased by $44 thousand.

Noninterest Expense

The components of noninterest expense were as follows:

	Three Months Ended June 30				Six Months Ended June 30
			$	%			$	%
	2018	2017	Variance	Variance	2018	2017	Variance	Variance

Salaries and Employee Benefits	$5,002	$4,880	$122	2.50%	$9,922	$9,665	$257	2.66%
Occupancy and Equipment	979	991	(12)	(1.21)%	2,025	1,951	74	3.79%
Other	2,620	2,749	(129)	(4.69)%	5,190	5,412	(222)	(4.10)%

Total	$8,601	$8,620	$(19)	(0.22)%	$17,137	$17,028	$109	(0.64)%

Salaries and Employee Benefits. The increase in 2018 is primarily attributable to merit pay increases and increase in headcount.

Occupancy and Equipment. The decrease in the three months ended June 30, 2018 as compared to comparable periods is primarily attributable to a decrease in depreciation expense in 2018.

Part I (Continued)

Item 2 (Continued)

Other. The decrease in the second quarter of 2018 as compared to comparable periods is primarily attributable to foreclosed property costs which decreased by $108 thousand from $256 thousand in 2017 compared to $148 thousand in 2018. FDIC assessments decreased by $18 thousand in 2018, software expense decreased by $152 thousand in 2018 and advertising decreased by $23 thousand in 2018. The decrease was offset by $46 thousand increase in ATM expense, $7 thousand increase in telephone expense and $214 thousand in data processing expense.

Investment Portfolio

The following table presents carrying values of investment securities held by the Company for the periods indicated.

	June 30,	December 31,
	2018	2017

State, County & Municipal	$3,989	$4,493
US Government Agencies
Mortgage-Backed	324,996	346,723
Corporate	2,953	2,060
Asset-Backed	-	971

Total Investment Securities	$331,938	$354,247

The following table represents expected maturities and weighted-average yields of investment securities held by the Company as of June 30, 2018. (Mortgage-backed securities are based on the average life at the projected speed, while State and Political Subdivisions reflect anticipated calls being exercised.)

			After 1 Year But		After 5 Years But
	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

US Government Agencies
Mortgage-Backed	$16,652	2.83%	$169,702	1.79%	$111,320	2.65%	$27,322	3.06%
State, County & Municipal	1,010	2.43	2,548	2.44	178	1.75	253	4.03
Corporate	-	-	2,953	3.74	-	-	-	-

Total Investment Portfolio	$17,662	2.80%	$175,203	1.83%	$111,498	2.65%	$27,575	3.07%

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

At June 30, 2018, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10 percent of the Company’s stockholders’ equity.

The average yield of the securities portfolio was 2.20 percent for the six months ended June 30, 2018 compared to 1.94 percent for the same period in 2017. The increase in the average yield from 2017 to 2018 was primarily attributed to the purchase of new securities which have a higher yield.

Part I (Continued)

Item 2 (Continued)

Loans

The following table presents the composition of the Company’s loan portfolio as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017	$ Variance	% Variance

Commercial and Agricultural
Commercial	$45,029	$48,122	$(3,093)	(6.43)%
Agricultural	20,037	16,443	3,594	21.86
Real Estate
Commercial Construction	48,909	45,214	3,695	8.17
Residential Construction	11,541	8,583	2,958	34.46
Commercial	352,063	351,172	891	0.25
Residential	187,591	194,049	(6,458)	(3.33)
Farmland	67,867	67,768	99	0.15
Consumer and Other
Consumer	18,746	18,956	(210)	(1.11)
Other	15,013	14,977	36	0.24
Gross Loans	766,796	765,284	1,512	0.20
Unearned Interest and Fees	(541)	(495)	(46)	9.29
Allowance for Loan Losses	(7,159)	(7,508)	349	(4.65)
Net Loans	$759,096	$757,281	$1,815	0.24%

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

Part I (Continued)

Item 2 (Continued)

Commercial and Agricultural. Commercial and agricultural loans at June 30, 2018 increased 0.78 percent to $65.1 million from December 31, 2017 at $64.6 million. The Company’s commercial and agricultural loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Company’s loan policy guidelines.

Real Estate.  Commercial and residential construction loans increased by $6.65 million, or 12.37 percent, at June 30, 2018 to $60.45 million from $53.80 million at December 31, 2017.  This increase is partially due to new commercial construction loans being financed during the year that have not been completed by the end of the quarter. Commercial real estate increased $891 thousand, or 0.25 percent, at June 30, 2018 to $352.06 million from $351.17 million at December 31, 2017.

Other.  Other loans at June 30, 2018 increased 0.24 percent to $15.01 million from $14.98 million at December 31, 2017.

Collateral Concentrations. Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions. The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk, particularly with the current economic downturn in the real estate market. At June 30, 2018, approximately 87 percent of the Company’s loan portfolio was concentrated in loans secured by real estate. A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector. In addition, a large portion of the Company’s foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions. Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis. In the recent year, we have seen real estate values stabilizing in our markets. The stabilization of rates has resulted in a decrease in the number of loans being classified as impaired over the past several years.

Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table presents the maturity distribution of the Company’s loans at June 30, 2018. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate.

		After One,	After Three,
	Due in One	but Within	but Within	After Five
	Year or Less	Three Years	Five Years	Years	Total

Loans with fixed interest rates	$209,722	$224,156	$122,077	$34,967	$590,922
Loans with floating interest rates	82,136	43,282	48,490	1,966	175,874

Total	$291,858	$267,438	$170,567	$36,933	$766,796

The Company may renew loans at maturity when requested by a customer whose financial strength appears to support such renewal or when such renewal appears to be in the Company’s best interest. In such instances, the Company generally requires payment of accrued interest and may adjust the rate of interest, require a principal reduction or modify other terms of the loan at the time of renewal.

Part I (Continued)

Item 2 (Continued)

Nonperforming Assets and Potential Problem Loans

Nonperforming assets and accruing past due loans as of June 30, 2018, December 31, 2017 and June 30, 2017 were as follows:

	June 30, 2018	December 31, 2017	June 30, 2017

Loans Accounted for on Nonaccrual	$5,632	$7,503	$8,176
Loans Accruing Past Due 90 Days or More	-	-	-
Other Real Estate Foreclosed	3,595	4,256	4,525
Total Nonperforming Assets	$9,227	$11,759	$12,701

Nonperforming Assets by Segment
Construction and Land Development	$2,043	$2,630	$2,900
1-4 Family Residential	2,691	3,309	3,436
Nonfarm Residential	2,657	3,796	4,582
Farmland	978	839	678
Commercial and Consumer	858	1,185	1,105
Total Nonperforming Assets	$9,227	$11,759	$12,701

Nonperforming Assets as a Percentage of:
Total Loans and Foreclosed Assets	1.20%	1.53%	1.63%
Total Assets	0.77%	0.95%	1.06%
Nonperforming Loans as a Percentage of:
Total Loans	0.73%	0.98%	1.05%

Supplemental Data:
Trouble Debt Restructured Loans In Compliance with Modified Terms	$16,157	$18,363	$16,890
Trouble Debt Restructured Loans Past Due 30-89 Days	-	131	-
Accruing Past Due Loans:
30-89 Days Past Due	$4,670	$4,558	$6,218
90 or More Days Past Due	-	-	-
Total Accruing Past Due Loans	$4,670	$4,558	$6,218

Allowance for Loan Losses	$7,159	$7,508	$8,043
ALLL as a Percentage of:
Total Loans	0.93%	0.98%	1.04%
Nonperforming Loans	127.11%	100.06%	98.37%

Nonperforming assets include nonaccrual loans, loans past due 90 days or more and foreclosed real estate. Nonperforming assets at June 30, 2018 decreased 21.53 percent from December 31, 2017.

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

	June 30,		December 31,
	2018		2017
	Reserve	% *	Reserve	% *

Commercial and Agricultural
Commercial	$444	6%	$447	6%
Agricultural	262	3%	186	2%

Real Estate
Commercial Construction	82	6%	1,216	6%
Residential Construction	-	2%	-	1%
Commercial	4,406	46%	3,874	46%
Residential	1,066	24%	968	25%
Farmland	868	9%	780	9%

Consumer and Other
Consumer	30	2%	34	3%
Other	1	2%	3	2%
	$7,159	100%	$7,508	100%

*	Percentage represents the loan balance in each category expressed as a percentage of total end of period loans.

Part I (Continued)

Item 2 (Continued)

The following table presents an analysis of the Company’s loan loss experience for the periods indicated.

	Six Months Ended June 30,
	2018	2017

Allowance for Loan Losses at Beginning of Year	$7,508	$8,923

Charge-Offs
Commercial	116	124
Agricultural	123	4
Commercial Construction	-	49
Residential Construction	-	-
Commercial	258	966
Residential	89	605
Farmland	-	-
Consumer	135	117
Other	-	-

	$721	$1,865

Recoveries
Commercial	85	100
Agricultural	7	2
Commercial Construction	38	162
Residential Construction	-	-
Commercial	37	302
Residential	75	33
Farmland	9	-
Consumer	49	51
Other	2	-

	302	650

Net Charge-Offs	419	1,215

Provision for Loans Losses	70	335

Allowance for Loan Losses at End of Year	$7,159	$8,043

Ratio of Annualized Net Charge-Offs to Average Loans	0.11%	0.32%

Part I (Continued)

Item 2 (Continued)

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the three month periods ended June 30, 2018 and June 30, 2017.

	June 30, 2018		June 30, 2017
	Average	Average	Average	Average
	Amount	Rate (1)	Amount	Rate (1)

Noninterest-Bearing Demand
Deposits	$170,685		$152,593
Interest-Bearing Demand and
Savings Deposits	535,112	0.45%	517,250	0.36%
Time Deposits	328,703	0.85%	360,200	0.80%

Total Deposits	$1,034,500	0.50%	$1,030,043	0.46%

(1) Average rate is an annualized rate.

Average deposits increased $4.46 million to $1.03 billion at June 30, 2018 from $1.03 billion at June 30, 2017. The increase included an increase of $18.09 million, or 11.86 percent in noninterest-bearing demand deposits while, at the same time, interest-bearing demand and savings deposits increased $17.86 million, or 3.45 percent and time deposits decreased $31.49 million, or 8.74 percent. Accordingly the ratio of average noninterest-bearing deposits to total average deposits was 16.50 percent for six months ended June 30, 2018 compared to 14.81 percent for six months ended June 30, 2017. The general increase in market rates, had the effect of increasing the average cost of total deposits by 4 basis points in six months ended June 30, 2018 compared to the same period a year ago.

Part I (Continued)

Item 2 (Continued)

Off-Balance-Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of June 30, 2018. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements. The off-balance-sheet arrangements for loan commitments consist of approximately $11 million in 1-4 residential home equity and construction loans, $24 million in commercial real estate construction loans, $21 million in commercial/industrial loans and $51 million in the overdraft privilege program.

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Contractual Obligations:
Subordinated Debentures	$24,229	$-	$-	$-	$24,229
Federal Home Loan Bank Advances	53,500	5,000	7,500	27,000	14,000
Other Borrowings	8	8	-	-	-
Operating Leases	186	43	42	101	-
Deposits with Stated Maturity Dates	320,845	229,998	68,530	22,102	215

	398,768	235,049	76,072	49,203	38,444

Other Commitments:
Loan Commitments (1)	107,248	107,248	-	-	-
Standby Letters of Credit (1)	1,428	1,428	-	-	-

	108,676	108,676	-	-	-
Total Contractual Obligations and Other Commitments	$507,444	$343,725	$76,072	$49,203	$38,444

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

Loan Commitments. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses. Loan commitments outstanding at June 30, 2018 are included in the preceding table.

Standby Letters of Credit. Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. The Company’s policies generally require that standby letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit outstanding at June 30, 2018 are included in the preceding table.

Part I (Continued)

Item 2 (Continued)

Capital and Liquidity

At June 30, 2018, stockholders’ equity totaled $88.25 million compared to $90.32 million at December 31, 2017. In addition to net income of $6.26 million, other significant changes in stockholders’ equity during six months ended June 30, 2018 included $844 thousand of dividends declared on common stock and $3.17 million repurchase of warrants. The accumulated other comprehensive income (loss) component of stockholders’ equity totaled $(10.81) million at June 30, 2018 compared to $(6.49) million at December 31, 2017. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale.

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

Using the capital requirements presently in effect, the Tier 1 ratio as of June 30, 2018 was 14.81 percent and total Tier 1 and 2 risk-based capital was 15.74 percent. Both of these measures compare favorably with the regulatory minimum to be adequately capitalized of 6 percent for Tier 1 and 8 percent for total risk-based capital. The Company’s common equity Tier 1 ratio as of June 30, 2018 was 12.02, which exceeds the regulatory minimum of 4.50 percent. The Company’s Tier 1 leverage ratio as of June 30, 2018 was 10.17 percent, which exceeds the required ratio standard of 4 percent.

As of June 30, 2018, average capital was $89.41 million, representing 7.46 percent of average assets for the year. This compares to 7.58 percent for June 2017.

After suspending common stock dividend payments beginning in the third quarter of 2009 for capital retention purposes, the Company reinstated common stock dividends in the first quarter of 2017. The Company paid $0.025 per share of common stock in each of the quarters of 2017. The Company paid $0.05 per share of common stock in the first and second quarter of 2018.

The Company declared dividends of $211 thousand preferred stock on March 31, 2017. The Company redeemed the remaining $9.36 million of preferred stock in the first quarter of 2017. The Company repurchased the Warrants in the second quarter of 2018 for $3.17 million. Additional information is provided in the Notes to the Consolidated Financial Statements for Preferred Stock and Warrants.

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

The investment portfolio provides a ready means to raise cash if liquidity needs arise. As of June 30, 2018, the available for sale bond portfolio totaled $331.9 million. At December 31, 2017, the available for sale bond portfolio totaled $354.2 million. Only marketable investment grade bonds are purchased. Although a good portion of the banks’ bond portfolios are encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for a sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it primarily determines the Company’s liquidity posture. The Company had ratios of loans to deposits of 74.0 percent as of June 30, 2018 and 71.6 percent at December 31, 2017. Management employs alternative funding sources when deposit balances will not meet loan demands. The ratios of loans to all funding sources (excluding Subordinated Debentures) at June 30, 2018 and December 31, 2017 were 70.4 percent and 68.6 percent, respectively.

Part I (Continued)

Item 2 (Continued)

Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources. The stability of the banks’ core deposit base is an important factor in Colony’s liquidity position. A heavy percentage of the deposit base is comprised of accounts of individuals and small businesses with comprehensive banking relationships and limited volatility. At June 30, 2018 and December 31, 2017, the Company had $40.5 million and $38.9 million in certificates of deposit of $250,000 or more. These larger deposits represented 3.9 percent and 3.6 percent of respective total deposits. Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed. Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

The Company supplemented deposit sources with brokered deposits. As of June 30, 2018, the Company had $51.8 million, or 5.00 percent of total deposits, in CDARS. Additional information is provided in the Notes to the Consolidated Financial Statements regarding these brokered deposits. Additionally, the Company uses external deposit listing services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed. These deposits obtained from listing services are often referred to as wholesale or internet CDs. As of June 30, 2018, the Company had $8.49 million, or 0.82 percent of total deposits, in internet certificates of deposit obtained through deposit listing services.

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

Colony has modeled its baseline net interest income forecast assuming a flat interest rate environment with the federal funds rate at the Federal Reserve's current targeted range of 1.75% to 2.00% and the current prime rate of 5.00%. Colony has modeled the impact of a gradual increase in short-term rates of 100 and 200 basis points and a decline of 100 basis points to determine the sensitivity of net interest income for the next twelve months. As illustrated in the table below, the net interest income sensitivity model indicates that, compared with a net interest income forecast assuming stable rates, net interest income is projected to decrease by 0.27% and decrease by 0.94% if interest rates increased by 100 and 200 basis points, respectively. Net interest income is projected to decline by 0.92% if interest rates decreased by 100 basis points. These changes were within Colony’s policy limit of a maximum 15% negative change.

Twelve Month Net Interest Income Sensitivity

	Estimated Change in Net Interest Income
Change in Short-term Interest Rates (in basis points)	June 30, 2018	December 31, 2017
+200	-0.94%	0.27%
+100	-0.27%	0.58%
Flat	-%	-%
-100	-0.92%	-2.57%

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

Part I (Continued)

Item 2 (Continued)

As illustrated in the table below, the economic value of equity model indicates that, compared with a valuation assuming stable rates, EVE is projected to increase by 5.80% and 9.26%, assuming an immediate and sustained increase in interest rates of 100 and 200 basis points, respectively. The primary reason for the increase in asset sensitivity from the prior year is a more aggressive assumption regarding non-maturity deposit durations. Assuming an immediate 100 basis point decline in rates, EVE is projected to decrease by 8.54%. These changes were within Colony’s policy except in the -100 basis point change, which limits the maximum negative change in EVE to 10% of the base EVE. We believe this projection outside of policy is mitigated by the unlikely reduction in interest rates due to the current rate environment.

Economic Value of Equity Sensitivity
	Estimated Change in EVE
Immediate Change in Interest Rates (in basis points)	June 30, 2018	December 31, 2017
+200	9.26%	13.13%
+100	5.80%	7.93%
-100	-8.54%	-11.73%

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

Part I (Continued)

Item 2 (Continued)

The following table is an analysis of the Company’s interest rate-sensitivity position at June 30, 2018. The interest-bearing rate-sensitivity gap, which is the difference between interest-earning assets and interest-bearing liabilities by repricing period, is based upon maturity or first repricing opportunity, along with a cumulative interest rate-sensitivity gap. It is important to note that the table indicates a position at a specific point in time and may not be reflective of positions at other times during the year or in subsequent periods. Major changes in the gap position can be, and are, made promptly as market outlooks change.

	Assets and Liabilities Repricing Within
	3 Months	4 to 12		1 to 5	Over 5
	or Less	Months	1 Year	Years	Years	Total
INTEREST-EARNING ASSETS:
Interest-Bearing Deposits	$38,573	$-	$38,573	$-	$-	$38,573
Investment Securities	1,166	4,393	5,559	171,730	154,649	331,938
Loans, Net of Unearned Income	130,321	161,537	291,858	438,005	36,933	766,796
Other Interest- Earning Assets	3,382	-	3,382	-	-	3,382

Total Interest-Earning Assets	$173,442	$165,930	$339,372	$609,735	$191,582	$1,140,689

INTEREST-BEARING LIABILITIES:
Interest-Bearing Demand Deposits (1)	457,538	-	457,538	-	-	457,538
Savings (1)	80,167	-	80,167	-	-	80,167
Time Deposits	60,529	169,469	229,998	90,632	215	320,845
Other Borrowings	5,008	9,000	14,008	39,500	-	53,508
Subordinated Debentures	24,229	-	24,229	-	-	24,229

Total Interest-Bearing Liabilities	627,471	178,469	805,940	130,132	215	936,287

Interest Rate-Sensitivity Gap	(454,029)	(12,539)	(466,568)	479,603	191,367	$204,402

Cumulative Interest-Sensitivity Gap	$(454,029)	$(466,568)	$(466,568)	$13,035	$204,402

Interest Rate-Sensitivity Gap as a Percentage of Interest-Earning Assets	(39.80)%	(1.10)%	(40.90)%	42.04%	16.78%

Cumulative Interest Rate-Sensitivity as a Percentage of Interest-Earning	(39.80)%	(40.90)%	(40.90)%	1.14%	17.92%

(1) Interest-bearing Demand and Savings Accounts for repricing purposes are considered to reprice within 3 months or less.

Part I (Continued)

Item 2 (Continued)

The foregoing table indicates that we had a one year negative gap of $466.6 million, or 40.90 percent of total interest-earning assets at June 30, 2018. In theory, this would indicate that at June 30, 2018, $466.6 million more in liabilities than assets would reprice if there were a change in interest rates over the next 365 days. Thus, if interest rates were to decline, the gap would indicate a resulting increase in net interest margin. However, changes in the mix of interest-earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and our supporting liability can vary significantly while the timing of repricing of both the assets and our supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposits.

Gap analysis has certain limitations. Measuring the volume of repricing or maturing assets and liabilities does not always measure the full impact on the portfolio value of equity or net interest income. Gap analysis does not account for rate caps on products; dynamic changes such as increasing prepay speeds as interest rates decrease, basis risk, or the benefit of non-rate funding sources. The majority of our loan portfolio reprices quickly and completely following changes in market rates, while non-term deposit rates in general move slowly and usually incorporate only a fraction of the change in rates. Products categorized as non-rate sensitive, such as our noninterest-bearing demand deposits, in the gap analysis behave like long term fixed rate funding sources. Both of these factors tend to make our actual behavior more asset sensitive than is indicated in the gap analysis. In fact, we experience higher net interest income when rates rise, opposite what is indicated by the gap analysis. Therefore, management uses gap analysis, net interest margin analysis and market value of portfolio equity as our primary interest rate risk management tools. The Company has established its one year gap to be 80 percent to 120 percent. The most recent analysis as of June 30, 2018 indicates a one year gap of 1.07 percent. The analysis reflects slight net interest margin compression in both a declining and increasing interest rate environment. Given that interest rates have shown a gradual increase with the Federal Reserve’s actions since 2015, the Company is anticipating interest rates to increase in the future though we believe that interest rates will increase modestly in 2018. The Company is focusing on areas to minimize margin compression in the future by minimizing longer term fixed rate loans, shortening on the yield curve with investments, securing longer term FHLB advances, securing certificates of deposit for longer terms and focusing on reduction of nonperforming assets.

The Company utilizes FTN Financial Asset/Liability Management Analysis for a more dynamic analysis of balance sheet structure. The Company has established policies for rate shock per basis point (bp) for earnings at risk for net interest income and for equity at risk. The following table shows the policy limits with the rate shock for earnings at risk and equity at risk June 30, 2018.

	Rate Shock	Policy	Immediate Shock	Immediate Shock
			(-) decrease bp	(+) increase bp
Net Interest Income –	+/- 100 bp	+/- 10%	-2.39%	2.42%
Earnings at Risk	+/- 200 bp	+/- 15%	-7.00	-0.94
	+/- 300 bp	+/- 20%	-1.43	0.70
	+/- 400 bp	+/- 25%	-14.93	-2.78

Equity at Risk	+/- 100 bp	+/- 10%	-0.48	0.39
	+/- 200 bp	+/- 20%	-22.16	9.26
	+/- 300 bp	+/- 30%	6.28	15.82
	+/- 400 bp	+/- 40%	-40.43	11.37

Return on Assets and Stockholders’ Equity

The following table presents selected financial ratios for each of the periods indicated.

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017

Return on Average Assets (1)	1.03%	0.81%	1.04%	0.72%

Return on Average Total Equity (1)	13.82%	11.10%	14.00%	9.56%

Average Total Equity to Average Assets	7.45%	7.34%	7.46%	7.58%

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

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None

ITEM 1A – RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2 – UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no shares of the Company’s common stock sold during the three-month period ended June 30, 2018.

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

99.3 Retention Agreement

-filed as Exhibit 99.3 to the Registrant’s 10-Q for the period ended March 31, 2018 (File No. 000-12436), filed with the Commission on May 4, 2018 and incorporated herein by reference.

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

Colony Bankcorp, Inc.

/s/ T. Heath Fountain
Date: August 3, 2018	T. Heath Fountain
President/Director/Chief Executive Officer

/s/ Terry L. Hester
Date: August 3, 2018	Terry L. Hester
Executive Vice-President/Director/Chief Financial Officer