Form 10-Q
period 2018-09-30
COLONY BANKCORP INC
filed 2018-11-02
CIK 711669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018	COMMISSION FILE NUMBER 0-12436

COLONY BANKCORP, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

GEORGIA	58-1492391
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NUMBER)

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

YES X          NO

INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS SUBMITTED ELECTRONICALLY EVERY INTERACTIVE DATA FILE REQUIRED TO BE SUBMITTED PURSUANT TO RULE 405 OF REGULATION S-T (§232.405 OF THIS CHAPTER) DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO SUBMIT AND POST SUCH FILES).

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).

YES              NO X

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS	OUTSTANDING AT NOVEMBER 2, 2018
COMMON STOCK, $1 PAR VALUE	8,444,908

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

Readers should carefully review all disclosures we file from time to time with the Securities and Exchange Commission (“SEC”).

PART 1. FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

THE FOLLOWING FINANCIAL STATEMENTS ARE PROVIDED FOR COLONY BANKCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY BANK, COLONY BANK

A.	CONSOLIDATED BALANCE SHEETS – SEPTEMBER 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017 (AUDITED).

B.	CONSOLIDATED STATEMENTS OF INCOME – FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (UNAUDITED).

C.	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (UNAUDITED).

D.	CONSOLIDATED STATEMENTS OF CASH FLOWS – FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (UNAUDITED).

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING SOLELY OF NORMAL RECURRING ADJUSTMENTS) NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2018 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

PART I (Continued)

Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2018 AND DECEMBER 31, 2017
(DOLLARS IN THOUSANDS)

	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS

Cash and Cash Equivalents
Cash and Due from Banks	$10,149	$23,145

Interest-Bearing Deposits	21,764	34,668
Investment Securities
Available for Sale, at Fair Value	318,032	354,247

Federal Home Loan Bank Stock, at Cost	3,594	3,043
Loans	779,443	765,284
Allowance for Loan Losses	(7,155)	(7,508)
Unearned Interest and Fees	(515)	(495)
	771,773	757,281
Premises and Equipment	27,744	27,639
Other Real Estate (Net of Allowance of $815 and $1,451 as of September 30, 2018 and December 31, 2017, Respectively)	2,173	4,256
Other Intangible Assets	18	45
Other Assets	30,949	28,431
Total Assets	$1,186,196	$1,232,755

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest-Bearing	$177,261	$190,928
Interest-Bearing	833,798	877,057
	1,011,059	1,067,985
Borrowed Money
Subordinated Debentures	24,229	24,229
Other Borrowed Money	58,500	47,500
	82,729	71,729

Other Liabilities	3,420	2,718

Stockholders' Equity
Common Stock, Par Value $1 a Share; Authorized 20,000,000 Shares, Issued 8,444,908 and 8,439,258 Shares as of September 30, 2018 and December 31, 2017 respectively	8,445	8,439
Paid-In Capital	25,970	29,145
Retained Earnings	66,916	59,230
Accumulated Other Comprehensive (Loss), Net of Tax Benefits	(12,343)	(6,491)
	88,988	90,323
Total Liabilities and Stockholders' Equity	$1,186,196	$1,232,755

The accompanying notes are an integral part of these statements.

PART I (Continued)

Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Interest Income
Loans, Including Fees	$10,255	$9,754	$30,048	$28,884
Deposits with Other Banks	48	52	192	166
Investment Securities
U.S. Government Agencies	1,847	1,684	5,635	4,932
State, County and Municipal	25	27	77	87
Corporate Debt	27	23	84	59
Dividends on Other Investments	49	38	134	109
	12,251	11,578	36,170	34,237
Interest Expense
Deposits	1,564	1,191	4,165	3,559
Federal Funds Purchased	3	-	4	3
Borrowed Money	579	544	1,602	1,554
	2,146	1,735	5,771	5,116

Net Interest Income	10,105	9,843	30,399	29,121
Provision for Loan Losses	61	-	131	335
Net Interest Income After Provision for Loan Losses	10,044	9,843	30,268	28,786

Noninterest Income
Service Charges on Deposits	1,134	1,169	3,266	3,315
Other Service Charges, Commissions and Fees	803	741	2,414	2,300
Mortgage Fee Income	176	241	507	629
Securities Gains (Losses)	-	-	116	-
Other	292	273	860	974
	2,405	2,424	7,163	7,218
Noninterest Expenses
Salaries and Employee Benefits	5,110	4,802	15,032	14,467
Occupancy and Equipment	1,052	1,014	3,077	2,965
Other	2,916	2,564	8,106	7,976
	9,078	8,380	26,215	25,408

Income Before Income Taxes	3,371	3,887	11,216	10,596
Income Taxes	676	1,265	2,264	3,424
Net Income	2,695	2,622	8,952	7,172
Preferred Stock Dividends	-	-	-	211
Net Income Available to Common Stockholders	$2,695	$2,622	$8,952	$6,961
Net Income Per Share of Common Stock
Basic	$0.32	$0.31	$1.06	$0.82
Diluted	$0.32	$0.30	$1.04	$0.81
Cash Dividends Paid Per Share of Common Stock	$0.05	$0.025	$0.15	$0.075
Weighted Average Basic Shares Outstanding	8,439,415	8,439,258	8,439,310	8,439,258
Weighted Average Diluted Shares Outstanding	8,444,816	8,629,523	8,571,516	8,631,566

The accompanying notes are an integral part of these statements.

PART I (Continued)

Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Net Income	$2,695	$2,622	$8,952	$7,172

Other Comprehensive Income:

Gains (Losses) on Securities Arising During the Year	(1,945)	300	(7,291)	1,888
Tax Effect	408	(102)	1,531	(642)
Realized Gains on Sale of AFS Securities	-	-	(116)	-
Tax Effect	-	-	24	-

Change in Unrealized Gains (Losses) on Securities
Available for Sale, Net of Reclassification Adjustment and Tax Effects	(1,537)	198	(5,852)	1,246

Comprehensive Income	$1,158	$2,820	$3,100	$8,418

The accompanying notes are an integral part of these statements.

PART I (Continued)

Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Nine Months Ended
	September 30, 2018	September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$8,952	$7,172
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	1,310	1,240
Provision for Loan Losses	131	335
Securities (Gains)	(116)	-
Amortization and Accretion	909	1,077
(Gain) on Sale of Other Real Estate and Repossessions	(168)	(111)
Provision for Losses on Other Real Estate	201	256
Increase in Cash Surrender Value of Life Insurance	(368)	(404)
Loss on Sale of Premises & Equipment	1	(11)
Provision for Losses on Premises & Equipment	170	-
Other Prepaids, Deferrals and Accruals, Net	813	1,344
	11,835	10,898
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Investment Securities Available for Sale	(20,893)	(54,448)
Proceeds from Maturities, Calls, and Paydowns of
Investment Securities:
Available for Sale	37,667	40,698
Proceeds from Sale of Investment Securities
Available for Sale	11,268	-
Interest-Bearing Deposits in Other Banks	12,904	33,593
Net Loans to Customers	(15,380)	(18,360)
Purchase of Premises and Equipment	(2,256)	(913)
Proceeds from Sale of Other Real Estate and Repossessions	2,769	3,168
Federal Home Loan Bank Stock	(551)	(245)
Proceeds from Sale of Premises and Equipment	8	38
	25,536	3,531
CASH FLOWS FROM FINANCING ACTIVITIES
Noninterest-Bearing Customer Deposits	(13,667)	3,647
Interest-Bearing Customer Deposits	(43,259)	(27,741)
Dividends Paid for Preferred Stock	-	(316)
Dividends Paid for Common Stock	(1,266)	(633)
Redemption of Preferred Stock	-	(9,360)
Repurchase of Warrants	(3,175)	-
Payments on Federal Home Loan Bank Advances	(26,500)	-
Proceeds from Federal Home Loan Bank Advances	39,000	5,000
Payments on Other Borrowed Money	(1,507)	(16)
Proceeds from Other Borrowed Money	7	5,016
	(50,367)	(24,403)

Net Decrease in Cash and Cash Equivalents	(12,996)	(9,974)
Cash and Cash Equivalents at Beginning of Period	23,145	28,822
Cash and Cash Equivalents at End of Period	$10,149	$18,848

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

The consolidated financial statements in this report are unaudited, except for the December 31, 2017 consolidated balance sheet. All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements, have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company. The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results which may be expected for the entire year.

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

Concentrations of Credit Risk

Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions. The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk. At September 30, 2018, approximately 87 percent of the Company’s loan portfolio was concentrated in loans secured by real estate. A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector. Collateral real estate values that secure land development, construction and speculative real estate loans in the Company’s larger Metropolitan Statistical Area (MSA) markets have started showing signs of stabilization in values in recent years. In addition, a large portion of the Company’s foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions. Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.

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

Bank-Owned Life Insurance

The Company has purchased life insurance on the lives of certain key members of management and directors. The life insurance policies are recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or amounts due that are probable at settlement, if applicable. Increases in the cash surrender value are recorded as other income in the consolidated statements of income. The cash surrender value of the insurance contracts is recorded in other assets on the consolidated balance sheets in the amount of $17,457 and $17,089 as of September 30, 2018 and December 31, 2017, respectively.

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

Changes in Accounting Principles and Effects of New Accounting Pronouncements

ASU 2014-09, Revenue from Contracts with Customers (Topic 606). On January 1, 2018, the Company adopted ASU 2014-09 and all subsequent amendments to the ASU and ASC 606 which (1) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (2) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as other real estate owned. The majority of the Company’s revenues came from interest income and other sources, including loans and investment securities, that are outside the scope of ASC 606. With the exception of gain/losses on the sale of other real estate owned, the Company’s services that fall within the scope of ASC 606 are presented within noninterest income and are recognized as revenue as the Company satisfies its obligations to the customer. Services within the scope of ASC 606 reported in noninterest income include service charges on deposit accounts, debit card interchange fees, and ATM fees. The net of gains and losses on the sale of other real estate owned are recorded in other noninterest expenses in the Company’s consolidated statements of income. The adoption of ASC 606 did not change the timing or amount of revenue recognized for the Company. Accordingly, no cumulative effect adjustment was recorded under the modified retrospective transition method. See Note 15 for further discussion on the Company’s accounting policies for revenue source within the scope of ASC 606.

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

ASU 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820). This ASU modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for interim and annual reporting periods after December 15, 2019; early adoption is permitted. The Company is currently evaluating the provisions of ASU 2018-13 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements.

PART I (Continued)

Item 1 (Continued)

(2) Investment Securities

Investment securities as of September 30, 2018 and December 31, 2017 are summarized as follows:

September 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U. S. Government Agencies Mortgage-Backed	$326,676	$52	$(15,550)	$311,178
State, County & Municipal	4,024	4	(56)	3,972
Corporate Bonds	2,956	-	(74)	2,882
	$333,656	$56	$(15,680)	$318,032

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U. S. Government Agencies Mortgage-Backed	$354,931	$258	$(8,466)	$346,723
State, County & Municipal	4,493	23	(23)	4,493
Corporate Bonds	2,048	12	-	2,060
Asset-Backed	993	-	(22)	971
	$362,465	$293	$(8,511)	$354,247

The amortized cost and fair value of investment securities as of September 30, 2018, by contractual maturity, are shown hereafter. Expected maturities may differ from contractual maturities for certain investments because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This is often the case with mortgage-backed securities, which are disclosed separately in the table below.

	Securities
	Available for Sale
	Amortized Cost	Fair Value

Due In One Year or Less	$358	$356
Due After One Year Through Five Years	4,311	4,232
Due After Five Years Through Ten Years	1,134	1,136
Due After Ten Years	1,177	1,130
	$6,980	$6,854

Mortgage-Backed Securities	326,676	311,178
	$333,656	$318,032

Proceeds from the sale of investments available for sale totaled $11,268 for the first nine months of 2018. The sale of investments available for sale during the first nine months of 2018 resulted in gross realized gains of $116 and losses of $0. The Bank did not sell any investments during the first nine months of 2017. Therefore the Bank did not have any proceeds, gains or losses during the first nine months of 2017.

Investment securities having a carrying value approximating $126,869 and $175,484 as of September 30, 2018 and December 31, 2017, respectively, were pledged to secure public deposits and for other purposes.

PART I (Continued)

Item 1 (Continued)

(2) Investment Securities (Continued)

Information pertaining to securities with gross unrealized losses at September 30, 2018 and December 31, 2017 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

September 30, 2018
U. S. Government Agencies Mortgage-Backed	$96,095	$(3,370)	$209,451	$(12,180)	$305,546	$(15,550)
State, County and Municipal	2,498	(21)	1,258	(35)	3,756	(56)
Corporate Bonds	2,000	(35)	882	(39)	2,882	(74)
	$100,593	$(3,426)	$211,591	$(12,254)	$312,184	$(15,680)

December 31. 2017
U.S. Government Agencies Mortgage-Backed	$120,139	$(1,655)	$190,196	$(6,811)	$310,335	$(8,466)
State, County and Municipal	2,598	(23)	-	-	2,598	(23)
Asset-Backed	971	(22)	-	-	971	(22)
	$123,708	$(1,700)	$190,196	$(6,811)	$313,904	$(8,511)

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

At September 30, 2018, 151 securities have unrealized losses which have depreciated 4.78 percent from the Company’s amortized cost basis. These securities are guaranteed by either the U.S. Government, other governments or U.S. corporations. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary.

PART I (Continued)

Item 1 (Continued)

(3) Loans

The following table presents the composition of loans segregated by class of loans, as of September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017
Commercial and Agricultural
Commercial	$47,292	$48,122
Agricultural	21,415	16,443

Real Estate
Commercial Construction	53,570	45,214
Residential Construction	12,897	8,583
Commercial	349,408	351,172
Residential	189,153	194,049
Farmland	70,069	67,768

Consumer and Other
Consumer	18,623	18,956
Other	17,016	14,977

Total Loans	$779,443	$765,284

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

The following table presents the loan portfolio by credit quality indicator (risk grade) as of September 30, 2018 and December 31, 2017. Those loans with a risk grade of 1, 2, 3 or 4 have been combined in the pass column for presentation purposes. For the period ending September 30, 2018, the Company did not have any loans classified as “doubtful” or a “loss”.

September 30, 2018
	Pass	Special Mention	Substandard	Total Loans
Commercial and Agricultural
Commercial	$45,612	$847	$833	$47,292
Agricultural	20,026	919	470	21,415

Real Estate
Commercial Construction	52,181	631	758	53,570
Residential Construction	12,897	-	-	12,897
Commercial	335,844	7,000	6,564	349,408
Residential	173,987	4,543	10,623	189,153
Farmland	66,002	2,002	2,065	70,069

Consumer and Other
Consumer	18,239	38	346	18,623
Other	17,010	6	-	17,016

Total Loans	$741,798	$15,986	$21,659	$779,443

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

PART I (Continued)

Item 1 (Continued)

(3) Loans (Continued)

The following table represents an age analysis of past due loans and nonaccrual loans, segregated by class of loans, as of September 30, 2018 and December 31, 2017:

September 30, 2018
	Accruing Loans
		90 Days
	30-89 Days	or More	Total Accruing	Nonaccrual
	Past Due	Past Due	Loans Past Due	Loans	Current Loans	Total Loans
Commercial and Agricultural
Commercial	$376	$-	$376	$471	$46,445	$47,292
Agricultural	65	-	65	423	20,927	21,415

Real Estate
Commercial Construction	141	-	141	505	52,924	53,570
Residential Construction	-	-	-	-	12,897	12,897
Commercial	895	-	895	2,277	346,236	349,408
Residential	2,485	-	2,485	2,219	184,449	189,153
Farmland	58	-	58	2,066	67,945	70,069

Consumer and Other
Consumer	141	1	142	175	18,306	18,623
Other	9	-	9	-	17,007	17,016

Total Loans	$4,170	$1	$4,171	$8,136	$767,136	$779,443

December 31, 2017
	Accruing Loans
		90 Days
	30-89 Days	or More	Total Accruing	Nonaccrual
	Past Due	Past Due	Loans Past Due	Loans	Current Loans	Total Loans
Commercial and Agricultural
Commercial	$329	$-	$329	$598	$47,195	$48,122
Agricultural	111	-	111	399	15,933	16,443

Real Estate
Commercial Construction	27	-	27	477	44,710	45,214
Residential Construction	119	-	119	-	8,464	8,583
Commercial	919	-	919	2,172	348,081	351,172
Residential	2,482	-	2,482	2,830	188,737	194,049
Farmland	318	-	318	839	66,611	67,768

Consumer and Other
Consumer	246	-	246	188	18,522	18,956
Other	7	-	7	-	14,970	14,977

Total Loans	$4,558	$-	$4,558	$7,503	$753,223	$765,284

PART I (Continued)

Item 1 (Continued)

(3) Loans (Continued)

The following table details impaired loan data as of September 30, 2018:

September 30, 2018
	Unpaid
	Contractual			Average	Interest	Interest
	Principal	Impaired	Related	Recorded	Income	Income
	Balance	Balance	Allowance	Investment	Recognized	Collected

With No Related Allowance Recorded
Commercial	$472	$472	$-	$508	$13	$15
Agricultural	444	423	-	375	14	21
Commercial Construction	102	102	-	54	3	3
Residential Construction	-	-	-	-	-	-
Commercial Real Estate	9,758	9,758	-	10,759	345	352
Residential Real Estate	3,954	3,868	-	4,052	141	145
Farmland	2,067	2,065	-	1,189	46	75
Consumer	175	175	-	193	9	10
Other	-	-	-	-	-	-

	16,972	16,863	-	17,130	571	621

With An Allowance Recorded
Commercial	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Commercial Construction	471	471	44	483	3	3
Residential Construction	-	-	-	-	-	-
Commercial Real Estate	5,800	5,800	1,394	5,478	185	187
Residential Real Estate	35	35	20	54	2	2
Farmland	366	366	29	368	18	18
Consumer	-	-	-	-	-	-
Other	-	-	-	-	-	-

	6,672	6,672	1,487	6,383	208	210

Total
Commercial	472	472	-	508	13	15
Agricultural	444	423	-	375	14	21
Commercial Construction	573	573	44	537	6	6
Residential Construction	-	-	-	-	-	-
Commercial Real Estate	15,558	15,558	1,394	16,237	530	539
Residential Real Estate	3,989	3,903	20	4,106	143	147
Farmland	2,433	2,431	29	1,557	64	93
Consumer	175	175	-	193	9	10
Other	-	-	-	-	-	-

	$23,644	$23,535	$1,487	$23,513	$779	$831

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

PART I (Continued)

Item 1 (Continued)

(3) Loans (Continued)

The following table details impaired loan data as of September 30, 2017:

September 30, 2017
	Unpaid
	Contractual			Average	Interest	Interest
	Principal	Impaired	Related	Recorded	Income	Income
	Balance	Balance	Allowance	Investment	Recognized	Collected

With No Related Allowance Recorded
Commercial	$653	$653	$-	$642	$28	$28
Agricultural	342	322	-	271	5	12
Commercial Construction	176	176	-	163	4	5
Residential Construction	198	198	-	99	5	5
Commercial Real Estate	10,775	10,775	-	12,851	368	356
Residential Real Estate	5,506	4,718	-	4,563	156	176
Farmland	841	839	-	779	54	58
Consumer	180	179	-	186	5	5

	18,671	17,860	-	19,554	625	645

With An Allowance Recorded
Commercial	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Commercial Construction	497	497	69	178	22	32
Residential Construction	-	-	-	-	-	-
Commercial Real Estate	7,124	7,124	1,471	6,817	201	202
Residential Real Estate	37	37	21	575	(1)	2
Farmland	373	373	24	377	17	16
Consumer	-	-	-	-	-	-

	8,031	8,031	1,585	7,947	239	252

Total
Commercial	653	653	-	642	28	28
Agricultural	342	322	-	271	5	12
Commercial Construction	673	673	69	341	26	37
Residential Construction	198	198	-	99	5	5
Commercial Real Estate	17,899	17,899	1,471	19,668	569	558
Residential Real Estate	5,543	4,755	21	5,138	155	178
Farmland	1,214	1,212	24	1,156	71	74
Consumer	180	179	-	186	5	5

	$26,702	$25,891	$1,585	$27,501	$864	$897

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

As discussed in Note 1, Summary of Significant Accounting Policies, once a loan is identified as a TDR, it is accounted for as an impaired loan. The Company had no unfunded commitments to lend to a customer that has a troubled debt restructured loan as of September 30, 2018. The Company had one commercial construction real estate loan totaling $402 thousand that was restructured during the three month period ended September 30, 2018 and for the nine month period ended September 30, 2018. There were no loan contracts restructured during the three month period ended and the nine month period ended September 30, 2017. Loans modified in a troubled debt restructuring are considered to be in default once the loan becomes 90 days past due. A TDR may cease being classified as impaired if the loan is subsequently modified at market terms and, has performed according to the modified terms for at least six months, and there has not been any prior principal forgiveness on a cumulative basis.

The Company did not have any TDRs that subsequently defaulted for the three months ended September 30, 2018 and had one loan that subsequently defaulted during the nine months ended September 30, 2018. The loan totaling $131 thousand failed to continue to perform as agreed and was moved to non-accrual status.

PART I (Continued)

Item 1 (Continued)

(4) Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses, segregated by class of loan, for the nine month period ended September 30, 2018 and September 30, 2017. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other loan categories and periodically may result in reallocation within the provision categories.

September 30, 2018
	Beginning				Ending
	Balance	Charge-Offs	Recoveries	Provision	Balance

Commercial and Agricultural
Commercial	$447	$(118)	$114	$(59)	$384
Agricultural	186	(123)	7	245	315

Real Estate
Commercial Construction	1,216	-	39	(1,130)	125
Residential Construction	-	-	-	17	17
Commercial	3,874	(258)	39	626	4,281
Residential	968	(124)	83	255	1,182
Farmland	780	-	11	(61)	730

Consumer and Other
Consumer	34	(214)	59	214	93
Other	3	-	1	24	28

	$7,508	$(837)	$353	$131	$7,155

September 30, 2017
	Beginning				Ending
	Balance	Charge-Offs	Recoveries	Provision	Balance

Commercial and Agricultural
Commercial	$456	$(215)	$124	$71	$436
Agricultural	168	(160)	3	238	249

Real Estate
Commercial Construction	323	(49)	241	473	988
Residential Construction	13	-	-	(7)	6
Commercial	5,751	(966)	523	(1,085)	4,223
Residential	1,396	(648)	47	334	1,129
Farmland	722	(61)	2	209	872

Consumer and Other
Consumer	80	(184)	60	100	56
Other	14	-	2	2	18

	$8,923	$(2,283)	$1,002	$335	$7,977

Management continually evaluates the allowance for loan losses methodology seeking to refine and enhance this process as appropriate, and it is likely that the methodology will continue to evolve over time.

PART I (Continued)

Item 1 (Continued)

(4) Allowance for Loan Losses (Continued)

The Company determines its individual reserves during its quarterly review of substandard loans. This process involves reviewing all loans with a risk grade of 6 or greater and an outstanding balance of $250,000 or more, regardless of the loans impairment classification. At September 30, 2018, there were 139 impaired loans totaling $4.0 million below the $250,000 review threshold which were not individually reviewed for impairment. Those loans were subject to the bank’s general loan loss reserve methodology and are included in the “Collectively Evaluated for Impairment” column of the following tables. Likewise, at September 30, 2017, there were 155 impaired loans totaling $4.5 million which were below the $250,000 review threshold and were subject to the bank’s general loan loss reserve methodology and are included in the “Collectively Evaluated for Impairment” column of the following tables.

Since not all loans in the substandard category are considered impaired, this quarterly review process may result in the identification of specific reserves on unimpaired loans. Management considers those loans graded substandard, but not classified as impaired, to be higher risk loans and, therefore, makes specific allocations to the allowance for those loans if warranted. The total of such loans is $8.73 million and $12.68 million as of September 30, 2018 and 2017, respectively. Specific allowance allocations were made for these loans totaling $1.25 million and $1.49 million as of September 30, 2018 and 2017, respectively. Since these loans are not considered impaired, both the loan balance and related specific allocation are included in the “Collectively Evaluated for Impairment” column of the following tables.

PART I (Continued)

Item 1 (Continued)

(4) Allowance for Loan Losses (Continued)

The following tables present breakdowns of the allowance for loan losses, segregated by impairment methodology for September 30, 2018 and 2017:

September 30, 2018
	Ending Allowance Balance			Ending Loan Balance

	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
Commercial and Agricultural
Commercial	$-	$384	$384	$39	$47,253	$47,292
Agricultural	-	315	315	27	21,388	21,415

Real Estate
Commercial Construction	44	81	125	471	53,099	53,570
Residential Construction	-	17	17	-	12,897	12,897
Commercial	1,394	2,887	4,281	15,164	334,244	349,408
Residential	20	1,162	1,182	1,753	187,400	189,153
Farmland	29	701	730	2,103	67,966	70,069

Consumer and Other
Consumer	-	93	93	-	18,623	18,623
Other	-	28	28	-	17,016	17,016

Total End of Period Balance	$1,487	$5,668	$7,155	$19,557	$759,886	$779,443

September 30, 2017
	Ending Allowance Balance			Ending Loan Balance

	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
Commercial and Agricultural
Commercial	$-	$436	$436	$77	$45,286	$45,363
Agricultural	-	249	249	5	25,241	25,246

Real Estate
Commercial Construction	69	919	988	497	36,036	36,533
Residential Construction	-	6	6	-	8,905	8,905
Commercial	1,471	2,752	4,223	17,605	328,646	346,251
Residential	21	1,108	1,129	2,204	194,128	196,332
Farmland	24	848	872	1,038	70,865	71,903

Consumer and Other
Consumer	-	56	56	-	18,677	18,677
Other	-	18	18	-	20,836	20,836

Total End of Period Balance	$1,585	$6,392	$7,977	$21,426	$748,620	$770,046

PART I (Continued)

Item 1 (Continued)

(5) Other Real Estate Owned

The aggregate carrying amount of Other Real Estate Owned (OREO) at September 30, 2018 and December 31, 2017 was $2,173 and $4,256, respectively. All of the Company’s other real estate owned represents properties acquired through foreclosure or deed in lieu of foreclosure. The following table details the change in OREO for the nine months ended September 30, 2018 and the year ended December 31, 2017.

	Nine Months Ended	Twelve Months Ended
	September 30, 2018	December 31, 2017

Balance, Beginning	$4,256	$6,439

Additions	674	1,725
Sales of OREO	(2,718)	(3,787)
Gains (Losses) on Sale	162	213
Provision for Losses	(201)	(334)

Balance, Ending	$2,173	$4,256

At September 30, 2018, the Company held $485 thousand of residential real estate property as foreclosed property compared to $479 thousand as of December 31, 2017.  Also at September 30, 2018, $71 thousand of consumer mortgage loans collateralized by residential real estate property were in the process of foreclosure according to local requirements of the applicable jurisdictions. At December 31, 2017, only $184 thousand of consumer mortgage loans collateralized by residential real estate property were in the process of foreclosure according to local requirements of the applicable jurisdictions.

(6) Deposits

The aggregate amount of overdrawn deposit accounts reclassified as loan balances totaled $459 and $475 as of September 30, 2018 and December 31, 2017.

Components of interest-bearing deposits as of September 30, 2018 and December 31, 2017 are as follows:

	Nine Months Ended	Twelve Months Ended
	September 30, 2018	December 31, 2017

Interest-Bearing Demand	$438,241	$458,717
Savings	78,532	78,172
Time, $250,000 and Over	39,487	38,920
Other Time	277,538	301,248
	$833,798	$877,057

At September 30, 2018 and December 31, 2017, the Company had brokered deposits of $77,670 and $46,329, respectively. All of these brokered deposits represent Certificate of Deposits Account Registry Service (CDARS) reciprocal deposits. The CDARS deposits are ones in which customers placed core deposits into the CDARS program for FDIC insurance coverage and the Company receives reciprocal brokered deposits in a like amount. The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $250,000 was approximately $24,031 and $32,152 as of September 30, 2018 and December 31, 2017, respectively. The aggregate amount of certificates of deposit, each with a minimum deposit of $250,000 was $39,487 and $38,920 as of September 30, 2018 and December 31, 2017.

PART I (Continued)

Item 1 (Continued)

(6) Deposits (Continued)

As of September 30, 2018 and December 31, 2017, the scheduled maturities of certificates of deposits are as follows:

Maturity	September 30, 2018	December 31, 2017
One Year and Under	$207,262	$255,575
One to Three Years	89,495	63,327
Three Years and Over	20,268	21,266
	$317,025	$340,168

(7) Other Borrowed Money

Other borrowed money at September 30, 2018 and December 31, 2017 is summarized as follows:

	September 30, 2018	December 31, 2017
Federal Home Loan Bank Advances	$58,500	$46,000
Other Borrowings	-	1,500
	$58,500	$47,500

Advances from the Federal Home Loan Bank (FHLB) have maturities ranging from 2019 to 2028 and interest rates ranging from 0.98 percent to 3.51 percent. As collateral on the outstanding FHLB advances, the Company has provided a blanket lien on its portfolio of qualifying residential first mortgage loans and commercial loans. At September 30, 2018 the book value of those loans pledged is $112,120. At September 30, 2018 the Company had remaining credit availability from the FHLB of $242,147. The Company may be required to pledge additional qualifying collateral in order to utilize the full amount of the remaining credit line.

In 2017, the Company borrowed $5,000 as a short term loan to be paid off within one year with an interest rate of 4.75 percent. The loan was paid off in January 2018.

The aggregate stated maturities of other borrowed money at September 30, 2018 are as follows:

Year	Amount
2018	$14,500
2019	5,000
2020	2,500
2021	-
2022	18,000
After 2022	18,500
$58,500

The Company also has available federal funds lines of credit with various financial institutions totaling $43,500, none of which were outstanding at September 30, 2018.

The Company has the ability to borrow funds from the Federal Reserve Bank (FRB) of Atlanta utilizing the discount window. The discount window is an instrument of monetary policy that allows eligible institutions to borrow money from the FRB on a short-term basis to meet temporary liquidity shortages caused by internal or external disruptions. At September 30, 2018, the Company had borrowing capacity available under this arrangement, with no outstanding balances. The Company would be required to pledge certain available-for-sale investment securities as collateral under this agreement.

(8) Preferred Stock and Warrants

The Company redeemed 9,360 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the Preferred Stock) outstanding with private investors as of March 31, 2017. The Company redeemed 8,661 shares of Preferred Stock at $1,000 per share in 2016. The Company redeemed 9,979 shares of Preferred Stock at $1,000 per share during 2015. The Company currently has no outstanding shares of Preferred Stock. The Company also had a warrant (the Warrant) to purchase up to 500,000 shares of the Company’s common stock outstanding with private investors. The Warrant was repurchased by the Company on June 5, 2018, for $3.2 million. Both the Preferred Stock and the Warrant originated in 2009 through transactions with the United States Department of the Treasury and were subsequently sold to the public through an auction process during 2013. The Company currently has no outstanding warrants as of September 30, 2018.

PART I (Continued)

Item 1 (Continued)

(9) Subordinated Debentures (Trust Preferred Securities)

			3 Month	Added	Total		5 Year
Description	Date	Amount	Libor Rate	Points	Rate	Maturity	Call Option
Colony Bankcorp Statutory Trust III	6/17/2004	$4,640	2.33413	2.68	5.01415	6/14/2034	6/17/2009
Colony Bankcorp Capital Trust I	4/13/2006	5,155	2.39600	1.50	3.89600	4/13/2036	4/13/2011
Colony Bankcorp Capital Trust II	3/12/2007	9,279	2.39600	1.65	4.04600	3/12/2037	3/12/2012
Colony Bankcorp Capital Trust III	9/14/2007	5,155	2.33888	1.40	3.73888	9/14/2037	9/14/2012

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

At September 30, 2018 and December 31, 2017 the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	September 30, 2018	December 31, 2017

Loan Commitments	$100,518	$96,374
Letters of Credit	1,435	1,536

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

PART I (Continued)

Item 1 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements

Generally accepted accounting principles in the U.S. require disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of the Company and the Bank’s financial instruments are detailed hereafter. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.

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

The carrying amount, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2018 and December 31, 2017 are as follows:

	Fair Value Measurements at
	September 30, 2018
	Carrying	Estimated	Level	Level	Level
	Value	Fair Value	1	2	3

Assets
Cash and Short-Term Investments	$31,913	$31,913	$31,913	$-	$-
Investment Securities Available for Sale	318,032	318,032	-	311,402	6,630
Federal Home Loan Bank Stock	3,594	3,594	3,594	-	-
Loans, Net	771,773	769,207	-	764,022	5,185
Bank-Owned Life Insurance	17,457	17,457	17,457	-	-

Liabilities
Deposits	1,011,059	1,012,953	694,034	318,919	-
Subordinated Debentures	24,229	24,229	-	24,229	-
Other Borrowed Money	58,500	58,472	-	58,472	-

	Fair Value Measurements at
	December 31, 2017
	Carrying	Estimated	Level	Level	Level
	Value	Fair Value	1	2	3

Assets
Cash and Short-Term Investments	$57,813	$57,813	$57,813	$-	$-
Investment Securities Available for Sale	354,247	354,247	-	346,950	7,297
Federal Home Loan Bank Stock	3,043	3,043	3,043	-	-
Loans, Net	757,281	757,163	-	752,287	4,876
Bank-Owned Life Insurance	17,089	17,089	17,089	-	-

Liabilities
Deposits	1,067,985	1,068,392	727,818	340,574	-
Subordinated Debentures	24,229	24,229	-	24,229	-
Other Borrowed Money	47,500	47,626	-	47,626	-

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

Assets and Liabilities Measured at Fair Value on a Recurring and Nonrecurring Basis – The following table presents the recorded amount of the Company’s assets measured at fair value on a recurring and nonrecurring basis as of September 30, 2018 and December 31, 2017, aggregated by the level in the fair value hierarchy within which those measurements fall. The table below includes only impaired loans with a specific reserve and only other real estate properties with a valuation allowance at September 30, 2018 and at December 31, 2017. Those impaired loans and other real estate properties are shown net of the related specific reserves and valuation allowances.

PART I (Continued)

Item 1 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Total Fair	Identical Assets	Observable	Inputs
September 30, 2018	Value	(Level 1)	Inputs (Level 2)	(Level 3)

Recurring Securities Available for Sale
U.S. Government Agencies
Mortgage-Backed	$311,178	$-	$306,763	$4,415
State, County and Municipal	3,972	-	3,757	215
Corporate Bonds	2,882		882	2,000
	$318,032	$-	$311,402	$6,630

Nonrecurring
Impaired Loans	$5,185	$-	$-	$5,185

Other Real Estate	$1,468	$-	$-	$1,468

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Total Fair	Identical Assets	Observable	Inputs
December 31, 2017	Value	(Level 1)	Inputs (Level 2)	(Level 3)

Recurring Securities Available for Sale
U.S. Government Agencies
Mortgage-Backed	$346,723	$-	$341,701	$5,022
State, County and Municipal	4,493	-	4,277	216
Corporate	2,060		-	2,060
Asset-Backed	971		971	-

	$354,247	$-	$346,949	$7,298

Nonrecurring
Impaired Loans	$4,876	$-	$-	$4,876

Other Real Estate	$2,015	$-	$-	$2,015

Liabilities

The Company did not identify any liabilities that are required to be presented at fair value.

PART I (Continued)

Item 1 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

The following table presents quantitative information about the significant unobservable inputs used in the fair value measurements for assets in level 3 of the fair value hierarchy measured on a nonrecurring basis at September 30, 2018 and December 31, 2017. This table is comprised primarily of collateral dependent impaired loans and other real estate owned:

		Valuation	Unobservable	Range
	September 30, 2018	Techniques	Inputs	Weighted Avg

Real Estate
Commercial Construction	$427	Sales Comparison	Adjustment for Differences	(16.00)%	-	1975.00%
			Between the Comparable Sales		979.50%

			Management Adjustments for	0.00%	-	10.00%
			Age of Appraisals and/or Current		5.00%
			Market Conditions

Residential Real Estate	15	Sales Comparison	Adjustment for Differences	(43.30)%	-	66.70%
			Between the Comparable Sales		11.70%

			Management Adjustments for	10.00%	-	25.00%
			Age of Appraisals and/or Current		17.50%
			Market Conditions

Commercial Real Estate	4,406	Income Approach	Capitalization Rate		10.75%

		Sales Contract	Adjustment for Estimated	0.00%	-	0.00%
			Costs to Sell

			Management Adjustments for	0.00%	-	10.00%
			Age of Appraisals and/or Current		4.74%
			Market Conditions

Farmland	337	Sales Comparison	Adjustment for Differences	(71.00)%	-	88.70%
			Between the Comparable Sales		8.85%

			Management Adjustments for	10.00%	-	80.00%
			Age of Appraisals and/or Current		45.00%
			Market Conditions

Other Real Estate Owned	1,468	Sales Comparison	Adjustment for Differences	(47.60)%	-	25.02%
			Between the Comparable Sales		(11.29)%

			Management Adjustments for	9.82%	-	81.21%
			Age of Appraisals and/or Current		34.48%
			Market Conditions

		Income Approach	Discount Rate		10.00%

PART I (Continued)

Item 1 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

		Valuation	Unobservable	Range
	December 31, 2017	Techniques	Inputs	Weighted Avg

Real Estate
Commercial Construction	$427	Sales Comparison	Adjustment for Differences	(16.00)%	-	1,975.00%
			Between the Comparable Sales		979.50%

			Management Adjustments for	0.00%	-	10.00%
			Age of Appraisals and/or Current		5.00%
			Market Conditions

Residential Real Estate	82	Sales Comparison	Adjustment for Differences	(43.30)%	-	83.30%
			Between the Comparable Sales		20.00%

			Management Adjustments for	0.00%	-	25.00%
			Age of Appraisals and/or Current		12.50%
			Market Conditions

Commercial Real Estate	4,017	Income Approach	Management Adjustments for	0.00%	-	10.00%
			Age of Appraisals and/or Current		5.00%
			Market Conditions

			Capitalization Rate		10.75%

Farmland	350	Sales Comparison	Adjustment for Differences	(71.00)%	-	88.70%
			Between the Comparable Sales		8.85%

			Management Adjustments for	10.00%	-	75.00%
			Age of Appraisals and/or Current		42.50%
			Market Conditions

Other Real Estate Owned	2,015	Sales Comparison	Adjustment for Differences	(22.74)%	-	15.00%
			Between the Comparable Sales		(3.87)%

			Management Adjustment for	5.44%	-	87.24%
			Age of Appraisals and/or Current		24.44%
			Market Conditions

		Income Approach	Capitalization Rate		10.00%

PART I (Continued)

Item 1 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

The table below presents a reconciliation and statement of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the nine months ended September 30, 2018 and the twelve months ended December 31, 2017.

	Available for Sale Securities
	September 30, 2018	December 31, 2017

Balance, Beginning	$7,298	$576
Transfers out of Level 3	-	-
Maturities	-	(360)
Loss on OTTI Impairment Included in Noninterest Income	-	-
Purchases	-	7,070
Paydowns	(501)	-
Unrealized Gains included in Other
Comprehensive Income (Loss)	(167)	12

Balance, Ending	$6,630	$7,298

The Company’s policy is to recognize transfers in and transfers out of levels 1, 2 and 3 as of the end of a reporting period. There were no transfers of securities between levels for the nine months ended September 30, 2018 and the twelve months ended December 31, 2017.

The following table presents quantitative information about recurring level 3 fair value measurements as of September 30, 2018.

		Valuation	Unobservable	Range
September 30, 2018	Fair Value	Techniques	Inputs	(Weighted Avg)

State, County and Municipal	$215	Discounted Cash Flow	Discount Rate	N/A*
			or Yield

U. S. Government Agencies	4,415	Fundamental Analysis	Discount Rate	N/A*
Mortgage -Backed			or Yield

Corporate	2,000	Option Pricing	Discount Rate	N/A*
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

PART I (Continued)

Item 1 (Continued)

(12) Regulatory Capital Matters (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  As of September 30, 2018, the interim final Basel III rules (Basel III) require the Company to also maintain minimum amounts and ratios of common equity Tier 1 capital to risk-weighted assets.  These amounts and ratios as defined in regulations are presented hereafter.  Management believes, as of September 30, 2018, the Company meets all capital adequacy requirements to which it is subject under the regulatory framework for prompt corrective action.  In the opinion of management, there are no events or conditions since prior notification of capital adequacy from the regulators that have changed the institution’s category.

The Basel III rules also require the implementation of a new capital conservation buffer comprised of common equity Tier 1 capital.  The capital conservation buffer will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increase each subsequent year by 0.625% until reaching its final level of 2.5% on January 1, 2019.

The following table summarizes regulatory capital information as of September 30, 2018 and December 31, 2017 on a consolidated basis and for the subsidiary, as defined.  Regulatory capital ratios for September 30, 2018 and December 31, 2017 were calculated in accordance with the Basel III rules.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2018

Total Capital to Risk-Weighted Assets
Consolidated	$131,968	15.88%	$66,466	8.00%	N/A	N/A
Colony Bank	128,955	15.54	66,371	8.00	$82,964	10.00%

Tier I Capital to Risk-Weighted Assets
Consolidated	124,813	15.02	49,849	6.00	N/A	N/A
Colony Bank	121,800	14.68	49,778	6.00	66,371	8.00

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	101,313	12.19	37,387	4.50	N/A	N/A
Colony Bank	121,800	14.68	37,334	4.50	53,926	6.50

Tier I Capital to Average Assets
Consolidated	124,813	10.45	47,794	4.00	N/A	N/A
Colony Bank	121,800	10.21	47,720	4.00	59,650	5.00

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

PART I (Continued)

Item 1 (Continued)

(13) Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflects the potential dilution of restricted stock and common stock warrants. Net income available to common stockholders represents net income after preferred stock dividends. The following table presents earnings per share for the three month and nine month period ended September 30, 2018 and 2017.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017

Numerator
Net Income Available to Common Stockholders	$2,695	$2,622	$8,952	$6,961

Denominator
Weighted Average Number of Common Shares Outstanding for Basic Earnings Per Common Share	8,439	8,439	8,439	8,439

Dilutive Effect of Potential Common Stock
Restricted Stock	6	-	6	-
Stock Warrants	-	191	127	193
Weighted-Average Number of Shares Outstanding for Diluted Earnings Per Common Share	8,445	8,630	8,572	8,632

Earnings Per Share - Basic	$0.32	$0.31	$1.06	$0.82

Earnings Per Share - Diluted	$0.32	$0.30	$1.04	$0.81

(14) Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) for unrealized gains and losses securities available for sale for the period ended September 30, 2018 and the year ended December 31, 2017 are as follows:

	September 30, 2018	December 31, 2017

Beginning Balance	$(6,491)	$(5,022)

Other Comprehensive Income Before Reclassification	(5,760)	(401)

Amounts Reclassified from Accumulated Other Comprehensive Income	(92)	-
TCJ Act	-	(1,068)

Net Current Period Other Comprehensive Income	(5,852)	(1,469)

Ending Balance	$(12,343)	$(6,491)

PART I (Continued)

Item 1 (Continued)

(15) Revenue From Contracts with Customers

With the exception of gains/losses on the sale of other real estate owned discussed below, revenue from contracts with customers is recorded in the service charges on deposits category and the other service charges, commissions and fees category in the Company’s consolidated statements of income as part of noninterest income. The following provides information on these noninterest income categories that contain ASC 606 Revenue for the periods indicated.

Service Charges on Deposits

This includes both account maintenance fees and overdraft fees. The overdraft fees are recognized at the point in time that the overdraft occurs. For the three and nine month periods ended September 30, 2018, there was $1.13 million and $3.27 million, respectively, in service charges on deposits.

Other Service Charges, Commissions and Fees

This includes debit card interchange fees and ATM fees. Debit card interchange fees are earned from debit card holder transactions conducted through various payment networks. Interchange fees from debit card holders transactions represent a percentage of the underlying transaction amount and are recognized daily, concurrently with the transaction processing services provided to the debit cardholder. For the three and nine month periods ended September 30, 2018, there was $689 thousand and $2.05 million, respectively, for debit card interchange fees. ATM fees are transaction-based fees recognized at the time the transaction is executed as that is the point at which the Company satisfies the performance obligation. For the three and nine month periods ended September 30, 2018, there was $84 thousand and $264 thousand, respectively, for ATM fees.

Gains/Losses on the Sale of Other Real Estate

The net gains and losses on sales of other real estate owned are recorded in other noninterest expenses in the Company’s consolidated statements of income. The Company records a gain or loss from the sale of other real estate owned when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of other real estate owned to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the other real estate owned asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. The Company does not provide financing for the sale of other real estate owned property unless these criteria are met and the property can be derecognized. For the three and nine month periods ended September 30, 2018, there was $48 thousand and $162 thousand, respectively, for the gains/losses on the sale of other real estate.

(16) Subsequent Events

On October 22, 2018, the Bank completed its purchase of the Albany, Georgia branch of Planters First Bank. The purchase included approximately $12.0 million in deposits and $20.7 million in loans. In addition, the Company purchased a vacant lot owned by Planters First Bank in Albany for $725 thousand, on which it plans to build a new branch office. The Company is currently evaluating all fair value adjustments related to loans, premises, and interest-bearing deposits.

On October 10, 2018, several of the Bank’s geographic markets were impacted by Hurricane Michael. Several branches within these markets had minimal damage from the hurricane. Currently, the Bank is assessing this impact with its customers and especially the collectability of any loans impacted by the hurricane.

Part I (Continued)

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Future Outlook

During the recent financial crisis, the financial industry experienced tremendous adversities as a result of the collapse of the real estate markets across the country. The Company, like most banking companies, has been affected by these economic challenges that started with a rapid stall of real estate sales and developments throughout the country. We have accomplished a considerable amount of work in bringing our problem assets to an acceptable level. With these challenges behind us, we are now focusing on increasing our deposits along with solid loan growth. We continue to explore opportunities to improve core non-interest income. Revenue enhancement initiatives to accomplish this include new product lines and services.

In 2018 we are committed to improving earnings. Given the improved condition of the company, we are also considering product and market expansion. In January 2017, the Company opened its third office in Savannah, Georgia. In February 2018, the Company purchased a property in Statesboro, Georgia for a new office in the future. In May 2018, the Company closed one branch office in Albany, Georgia to improve operating efficiencies.

In July 2018, the Bank entered into a definitive agreement with Planters First Bank to purchase a branch in Albany, Georgia along with a vacant lot of real estate in Albany, Georgia on which the Bank intends to eventually build a new branch office. The transaction closed in October 2018 resulting in additional $20.7 million of loans and $12.0 million of deposits for the Bank.

In addition to improving earnings, reducing problem assets and maintaining strong capital levels, we have reinstated dividend payments beginning first quarter 2017 and throughout 2017 on a quarterly basis at $0.025 per common stock. For the three quarters of 2018, we paid a dividend payment of $0.05 per common stock.

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

Major Trends/Significant Considerations

The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of September 30, 2018, and the consolidated results of operations for the nine months ended September 30, 2018. This discussion should be read in conjunction with the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2018. Readers should also carefully review all other disclosures we file from time to time with the SEC.

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

Part I (Continued)

Item 2 (Continued)

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

A reconciliation of these performance measures to GAAP performance measures is included in the tables below.

Non-GAAP Performance Measures Reconciliation

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Interest Income Reconciliation
Interest Income – Taxable Equivalent	$12,274	$11,622	$36,227	$34,355
Tax Equivalent Adjustment	23	44	57	118
Interest Income (GAAP)	$12,251	$11,578	$36,170	$34,237

Net Interest Income Reconciliation
Net Interest Income – Taxable Equivalent	$10,128	$9,887	$30,456	$29,239
Tax Equivalent Adjustment	23	44	57	118
Net Interest Income (GAAP)	$10,105	$9,843	$30,399	$29,121

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net Interest Margin Reconciliation
Net Interest Margin – Taxable Equivalent	3.57%	3.50%	3.56%	3.45%
Tax Equivalent Adjustment	0.00	0.01	0.00	0.02
Net Interest Margin (GAAP)	3.57%	3.49%	3.56%	3.43%

Interest Rate Spread Reconciliation
Interest Rate Spread – Taxable Equivalent	3.40%	3.38%	3.41%	3.33%
Tax Equivalent Adjustment	0.01	0.01	0.01	0.01
Interest Rate Spread (GAAP)	3.39%	3.37%	3.40%	3.32%

The Company

Colony Bankcorp, Inc. is a bank holding company headquartered in Fitzgerald, Georgia that provides, through Colony Bank, its wholly owned subsidiary (collectively referred to as the Company), a broad array of products and services throughout 19 Georgia markets. The Company offers commercial, consumer and mortgage banking services.

Part I (Continued)

Item 2 (Continued)

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

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of September 30, 2018 and December 31, 2017, and results of operations for each of the three months and nine months in the periods ended September 30, 2018 and 2017. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

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

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average interest-earning assets. Net income available to common shareholders totaled $2.70 million, or $0.32 diluted per common share, in the three months ended September 30, 2018 compared to net income available to common shareholders of $2.62 million, or $0.30 diluted per common share, in the three months ended September 30, 2017. Net income available to common shareholders totaled $8.95 million, or $1.04 diluted per common share, in nine months ended September 30, 2018 compared to net income available to common shareholders of $6.96 million, or $0.81 diluted per common share, in nine months ended September 30, 2017. The Company did not have any material changes in the third quarter of 2018.

Part I (Continued)

Item 2 (Continued)

Selected income statement data, returns on average assets and average common equity and dividends per share for the comparable periods were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
			$	%			$	%
	2018	2017	Variance	Variance	2018	2017	Variance	Variance

Taxable-equivalent net interest income	$10,128	$9,887	$241	2.44%	$30,456	$29,239	$1,217	4.16%
Taxable-equivalent adjustment	23	44	(21)	(47.73)	57	118	(61)	(51.69)

Net interest income	10,105	9,843	262	2.66	30,399	29,121	1,278	4.39
Provision for loan losses	61	-	61	100.00	131	335	(204)	(60.90)
Noninterest income	2,405	2,424	(19)	(0.78)	7,163	7,218	(55)	(0.76)
Noninterest expense	9,078	8,380	698	8.33	26,215	25,408	807	3.18

Income before income taxes	3,371	3,887	(516)	(13.28)	11,216	10,596	620	5.85
Income taxes	676	1,265	(589)	(46.56)	2,264	3,424	(1,160)	(33.88)

Net income	2,695	2,622	73	2.78	8,952	7,172	1,780	24.82

Preferred stock dividends	-	-	-	-	-	211	(211)	(100.00)

Net income available to common shareholders	$2,695	$2,622	$73	2.78%	$8,952	$6,961	$1,991	28.60%

Net income available to common shareholders:
Basic	$0.32	$0.31	$0.01	3.23%	$1.06	$0.82	$0.24	29.27%
Diluted	$0.32	$0.30	$0.02	6.67%	$1.04	$0.81	$0.23	28.40%
Return on average assets	0.90%	0.88%	0.02%	2.27%	1.00%	0.78%	0.22%	28.21%
Return on average total equity	12.10%	11.57%	0.53%	4.58%	13.37%	10.23%	3.14%	30.69%

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 80.93 percent of total revenue for nine months ended September 30, 2018 and 80.14 percent for the same period a year ago.

Net interest margin is the taxable-equivalent net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Company’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, is currently 5.25 percent. The rate increased 25 basis points in each of the three quarters of 2018 and three times in 2017. The federal funds rate moved similarly to the prime rate with interest rates currently at 2.25 percent. We expect an additional rate increase in 2018.

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

Part I (Continued)

Item 2 (Continued)

Rate/Volume Analysis

The rate/volume analysis presented hereafter illustrates the change from September 30, 2017 to September 30, 2018 for the nine months period ended for each component of the taxable equivalent net interest income separated into the amount generated through volume changes and the amount generated by changes in the yields/rates.

	Changes from September 30, 2017 to September 30, 2018
($ in thousands)	Volume	Rate	Total

Interest Income
Loans, Net-taxable	$247	$866	$1,113

Investment Securities
Taxable	64	662	726
Tax-exempt	(6)	(12)	(18)
Total Investment Securities	58	650	708

Interest-Bearing Deposits in other Banks	(13)	39	26

Federal Funds Sold	-	-	-

Other Interest - Earning Assets	4	21	25
Total Interest Income	296	1,576	1,872

Interest Expense
Interest-Bearing Demand and Savings Deposits	47	519	566
Time Deposits	(200)	240	40
Subordinated Debentures	-	42	42
Other Borrowed Money	36	(30)	6
Federal Funds Purchased	-	1	1

Total Interest Expense	(117)	772	655
Net Interest Income	$413	$804	$1,217

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

The Company maintains about 23.1 percent of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years. The liabilities to fund assets are primarily in short term certificate of deposits that mature within one year. The net interest margin increased to 3.56 percent for the nine months ended September 30, 2018 compared to 3.45 percent for the same period a year ago. We anticipate the net interest margin remaining relatively flat for 2018.

Taxable-equivalent net interest income for the nine months ended September 30, 2018 increased by $1.22 million, or 4.16 percent compared to the same period a year ago. The average volume of earning assets during nine months ended September 30, 2018 increased $9.04 million compared to the same period a year ago. Growth in average earning assets during 2018 was primarily in investments and loans.

The average volume of loans increased $6.48 million for the nine months ended September 30, 2018 compared to the same period a year ago. The average yield on loans increased 15 basis points for the nine months ended September 30, 2018 compared to the same period a year ago. The average volume of investment securities increased $4.12 million for the nine months ended September 30, 2018 compared to the same year ago period, while the average yield on investment securities increased 24 basis points for the same period comparison. The average volume of deposits decreased $30 thousand for the nine months ended September 30, 2018 compared to the same period a year ago, with interest-bearing deposits decreasing $15.74 million for the nine months ended September 30, 2018.

Part I (Continued)

Item 2 (Continued)

Accordingly, the ratio of average interest-bearing deposits to total average deposits was 83.41 percent for the nine months ended September 30, 2018 compared to 84.94 percent in the same period a year ago. This deposit mix, combined with a general increase in market rates, had the effect of increasing the average cost of total deposits by 8 basis points in nine months ended September 30, 2018 compared to the same period a year ago.

The Company’s net interest spread, which represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities, was 3.41 percent in nine months ended September 30, 2018 compared to 3.33 percent in the same period a year ago. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment.

Part I (Continued)

Item 2 (Continued)

AVERAGE BALANCE SHEETS	Nine Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2017
	Average	Income/	Yields/	Average	Income/	Yields/
($ in thousands)	Balances	Expense	Rates	Balances	Expense	Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Interest and fees
Taxable (1)	$767,017	$30,094	5.23%	$760,540	$28,981	5.08%
Investment Securities
Taxable	347,548	5,763	2.21%	343,183	5,037	1.96%
Tax-Exempt (2)	2,066	44	2.84%	2,307	62	3.58%
Total Investment Securities	349,614	5,807	2.21%	345,490	5,099	1.97%
Interest-Bearing Deposits	19,942	192	1.28%	21,611	166	1.02%
Federal Funds Sold	-	-	-%	-	-	-%
Interest-Bearing Other Assets	3,220	134	5.55%	3,114	109	4.67%
Total Interest-Earning Assets	$1,139,793	$36,227	4.24%	$1,130,755	$34,355	4.05%
Non-interest-Earning Assets
Cash and Cash Equivalents	13,415			19,942
Allowance for Loan Losses	(7,357)			(8,691)
Other Assets	48,125			54,991
Total Noninterest-Earning Assets	54,183			66,242
Total Assets	$1,193,976			$1,196,997
Liabilities and Stockholders' Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$532,748	$1,971	0.49%	$515,412	$1,405	0.36%
Other Time	323,995	2,194	0.90%	357,075	2,154	0.80%
Total Interest-Bearing Deposits	856,743	4,165	0.65%	872,487	3,559	0.54%
Other Interest-Bearing Liabilities
Other Borrowed Money	49,865	893	2.39%	47,923	887	2.47%
Subordinated Debentures	24,229	709	3.90%	24,229	667	3.67%
Federal Funds Purchased	240	4	2.22%	233	3	1.72%
Total Other Interest-Bearing Liabilities	74,334	1,606	2.88%	72,385	1,557	2.87%
Total Interest-Bearing Liabilities	$931,077	$5,771	0.83%	$944,872	$5,116	0.72%
Noninterest-Bearing Liabilities and Stockholders' Equity
Demand Deposits	170,437			154,723
Other Liabilities	3,164			6,640
Stockholders' Equity	89,298			90,762
Total Noninterest-Bearing Liabilities and Stockholders' Equity	262,899			252,125
Total Liabilities and Stockholders' Equity	$1,193,976			$1,196,997

Interest Rate Spread			3.41%			3.33%
Net Interest Income		$30,456			$29,239
Net Interest Margin			3.56%			3.45%

(1)

The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable equivalent adjustments totaling $46 and $97 for nine month periods ended September 30, 2018 and 2017, respectively, are included in tax-exempt interest on loans.

(2)

Taxable-equivalent adjustments totaling $11 and $21 for nine month periods ended September 30, 2018 and 2017, respectively, are included in tax-exempt interest on investment securities. The adjustments are based on a federal tax rate of 21 percent in 2018 and 34 percent in 2017 with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

Part I (Continued)

Item 2 (Continued)

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $131 thousand in the nine months ended September 30, 2018 compared to $335 thousand in the same period a year ago. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Noninterest Income

The components of noninterest income were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
			$	%			$	%
	2018	2017	Variance	Variance	2018	2017	Variance	Variance

Service Charges on Deposit Accounts	$1,134	$1,169	$(35)	(2.99)%	$3,266	$3,315	$(49)	(1.48)%
Other Charges, Commissions and Fees	803	741	62	8.37%	2,414	2,300	114	4.96%
Mortgage Fee Income	176	241	(65)	(26.97)%	507	629	(122)	(19.40)%
Securities Gains (Losses)	-	-	-	-%	116	-	116	100.00%
Other	292	273	19	6.96%	860	974	(114)	(11.70)%

Total	$2,405	$2,424	$(19)	(0.78)%	$7,163	$7,218	$(55)	(0.76)%

Other Charges, Commissions and Fees. Debit card interchange fees and foreign fees increased $123 thousand in 2018 compared to the same period in 2017.

Mortgage Fee Income. The volume of mortgage loans has shown a decrease in 2018 compared to the same period in 2017 which contributed to the decrease in mortgage fee income.

Other. The decrease in 2018 compared to prior year is primarily attributable to rental income for other real estate owned which decreased by $57 thousand from $129 thousand in 2017 to $72 thousand in 2018. Income for deferred compensation decreased by $35 thousand.

Noninterest Expense

The components of noninterest expense were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
			$	%			$	%
	2018	2017	Variance	Variance	2018	2017	Variance	Variance

Salaries and Employee Benefits	$5,110	$4,802	$308	6.41%	$15,032	$14,467	$565	3.91%
Occupancy and Equipment	1,052	1,014	38	3.75%	3,077	2,965	112	3.78%
Other	2,916	2,564	352	13.73%	8,106	7,976	130	1.63%

Total	$9,078	$8,380	$698	8.33%	$26,215	$25,408	$807	3.18%

Salaries and Employee Benefits. The increase in 2018 is primarily attributable to merit pay increases and increase in headcount.

Occupancy and Equipment. The increase in the three months ended September 30, 2018 as compared to comparable periods is primarily attributable to an increase in depreciation expense in 2018 and an increase in maintenance on equipment and building in 2018.

Part I (Continued)

Item 2 (Continued)

Other. The increase in the nine months ended September 30, 2018 as compared to comparable periods is primarily attributable to data processing expenses which increased by $429 thousand from $207 thousand in 2017 compared to $636 thousand in 2018. The Company changed its information technology processes from an in-house approach to outsourcing with our core processing provider during the first quarter of 2018. With this change, the Company has shown a decrease of $286 thousand in software expense in 2018 compared to 2017. Other increases occurred with ATM expense of $39 thousand, telephone expense of $13 thousand, and legal and professional expense of $97 thousand. Other decreases that offset the overall increase in other noninterest income were foreclosed property expenses decreasing by $163 thousand and $19 thousand in FDIC assessments.

Investment Portfolio

The following table presents carrying values of investment securities held by the Company for the periods indicated.

	September 30,	December 31,
	2018	2017

State, County & Municipal	$3,972	$4,493
US Government Agencies
Mortgage-Backed	311,178	346,723
Corporate	2,882	2,060
Asset-Backed	-	971

Total Investment Securities	$318,032	$354,247

The following table represents expected maturities and weighted-average yields of investment securities held by the Company as of September 30, 2018. (Mortgage-backed securities are based on the average life at the projected speed, while State and Political Subdivisions reflect anticipated calls being exercised.)

			After 1 Year But		After 5 Years But
	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

US Government Agencies
Mortgage-Backed	$22,479	2.53%	$161,252	1.90%	$111,079	2.55%	$16,368	3.55%
State, County & Municipal	1,007	2.44	2,717	2.39	-	-	248	4.03
Corporate	-	-	2,882	3.75	-	-	-	-

Total Investment Portfolio	$23,486	2.53%	$166,851	1.94%	$111,079	2.55%	$16,616	3.56%

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

At September 30, 2018, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10 percent of the Company’s stockholders’ equity.

The average yield of the securities portfolio was 2.21 percent for the nine months ended September 30, 2018 compared to 1.97 percent for the same period in 2017. The increase in the average yield from 2017 to 2018 was primarily attributed to the purchase of new securities which have a higher yield.

Part I (Continued)

Item 2 (Continued)

Loans

The following table presents the composition of the Company’s loan portfolio as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017	$ Variance	% Variance

Commercial and Agricultural
Commercial	$47,292	$48,122	$(830)	(1.72)%
Agricultural	21,415	16,443	4,972	30.24
Real Estate
Commercial Construction	53,570	45,214	8,356	18.48
Residential Construction	12,897	8,583	4,314	50.26
Commercial	349,408	351,172	(1,764)	(0.50)
Residential	189,153	194,049	(4,896)	(2.52)
Farmland	70,069	67,768	2,301	3.40
Consumer and Other
Consumer	18,623	18,956	(333)	(1.76)
Other	17,016	14,977	2,039	13.61
Gross Loans	779,443	765,284	14,159	1.85
Unearned Interest and Fees	(515)	(495)	(20)	4.04
Allowance for Loan Losses	(7,155)	(7,508)	353	(4.70)
Net Loans	$771,773	$757,281	$14,492	1.91%

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

Part I (Continued)

Item 2 (Continued)

Commercial and Agricultural. Commercial and agricultural loans at September 30, 2018 increased 6.42 percent to $68.71 million from December 31, 2017 at $64.57 million. The Company’s commercial and agricultural loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Company’s loan policy guidelines.

Real Estate.  Commercial and residential construction loans increased by $12.67 million, or 23.55 percent, at September 30, 2018 to $66.47 million from $53.80 million at December 31, 2017.  This increase is partially due to new commercial construction loans being financed during the year that have not been completed by the end of the quarter. Commercial real estate decreased $1.76 million, or 0.50 percent, at September 30, 2018 to $349.41 million from $351.17 million at December 31, 2017.

Other.  Other loans at September 30, 2018 increased 13.61 percent to $17.02 million from $14.98 million at December 31, 2017.

Collateral Concentrations. Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions. The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk, particularly with the current economic downturn in the real estate market. At September 30, 2018, approximately 87 percent of the Company’s loan portfolio was concentrated in loans secured by real estate. A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector. In addition, a large portion of the Company’s foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions. Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis. In the recent year, we have seen real estate values stabilizing in our markets. The stabilization of rates has resulted in a decrease in the number of loans being classified as impaired over the past several years.

Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table presents the maturity distribution of the Company’s loans at September 30, 2018. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate.

		After One,	After Three,
	Due in One	but Within	but Within	After Five
	Year or Less	Three Years	Five Years	Years	Total

Loans with fixed interest rates	$219,784	$227,303	$117,284	$35,138	$599,509
Loans with floating interest rates	92,135	47,432	38,349	2,018	179,934

Total	$311,919	$274,735	$155,633	$37,156	$779,443

The Company may renew loans at maturity when requested by a customer whose financial strength appears to support such renewal or when such renewal appears to be in the Company’s best interest. In such instances, the Company generally requires payment of accrued interest and may adjust the rate of interest, require a principal reduction or modify other terms of the loan at the time of renewal.

Part I (Continued)

Item 2 (Continued)

Nonperforming Assets and Potential Problem Loans

Nonperforming assets and accruing past due loans as of September 30, 2018, December 31, 2017 and September 30, 2017 were as follows:

	September 30, 2018	December 31, 2017	September 30, 2017

Loans Accounted for on Nonaccrual	$8,136	$7,503	$8,807
Loans Accruing Past Due 90 Days or More	1	-	-
Other Real Estate Foreclosed	2,173	4,256	4,520
Total Nonperforming Assets	$10,310	$11,759	$13,327

Nonperforming Assets by Segment
Construction and Land Development	$925	$2,630	$2,907
1-4 Family Residential	2,704	3,309	3,542
Nonfarm Residential	3,544	3,796	4,885
Farmland	2,066	839	839
Commercial and Consumer	1,071	1,185	1,154
Total Nonperforming Assets	$10,310	$11,759	$13,327

Nonperforming Assets as a Percentage of:
Total Loans and Foreclosed Assets	1.32%	1.53%	1.72%
Total Assets	0.87%	0.95%	1.11%
Nonperforming Loans as a Percentage of:
Total Loans	1.04%	0.98%	1.14%

Supplemental Data:
Trouble Debt Restructured Loans In Compliance with Modified Terms	$15,400	$18,363	$16,952
Trouble Debt Restructured Loans Past Due 30-89 Days	-	131	132
Accruing Past Due Loans:
30-89 Days Past Due	$4,170	$4,558	$5,250
90 or More Days Past Due	1	-	-
Total Accruing Past Due Loans	$4,171	$4,558	$5,250

Allowance for Loan Losses	$7,155	$7,508	$7,977
ALLL as a Percentage of:
Total Loans	0.92%	0.98%	1.04%
Nonperforming Loans	87.93%	100.06%	90.58%

Nonperforming assets include nonaccrual loans, loans past due 90 days or more and foreclosed real estate. Nonperforming assets at September 30, 2018 decreased 12.32 percent from December 31, 2017.

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

	September 30,		December 31,
	2018		2017
	Reserve	%*	Reserve	%*

Commercial and Agricultural
Commercial	$384	6%	$447	6%
Agricultural	315	3%	186	2%

Real Estate
Commercial Construction	125	7%	1,216	6%
Residential Construction	17	2%	-	1%
Commercial	4,281	45%	3,874	46%
Residential	1,182	24%	968	25%
Farmland	730	9%	780	9%

Consumer and Other
Consumer	93	2%	34	3%
Other	28	2%	3	2%
	$7,155	100%	$7,508	100%

*	Percentage represents the loan balance in each category expressed as a percentage of total end of period loans.

Part I (Continued)

Item 2 (Continued)

The following table presents an analysis of the Company’s loan loss experience for the periods indicated.

	Nine Months Ended September 30,
	2018	2017

Allowance for Loan Losses at Beginning of Year	$7,508	$8,923

Charge-Offs
Commercial	118	215
Agricultural	123	160
Commercial Construction	-	49
Residential Construction	-	-
Commercial	258	966
Residential	124	648
Farmland	-	61
Consumer	214	184
Other	-	-

	$837	$2,283

Recoveries
Commercial	114	124
Agricultural	7	3
Commercial Construction	39	241
Residential Construction	-	-
Commercial	39	523
Residential	83	47
Farmland	11	2
Consumer	59	60
Other	1	2

	353	1,002

Net Charge-Offs	484	1,281

Provision for Loans Losses	131	335

Allowance for Loan Losses at End of Year	$7,155	$7,977

Ratio of Annualized Net Charge-Offs to Average Loans	0.08%	0.22%

Part I (Continued)

Item 2 (Continued)

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the three month periods ended September 30, 2018 and September 30, 2017.

	September 30, 2018		September 30, 2017
	Average	Average	Average	Average
	Amount	Rate (1)	Amount	Rate (1)

Noninterest-Bearing Demand
Deposits	$170,437		$154,723
Interest-Bearing Demand and
Savings Deposits	532,748	0.49%	515,412	0.36%
Time Deposits	323,995	0.90%	357,075	0.80%

Total Deposits	$1,027,180	0.54%	$1,027,210	0.46%

(1) Average rate is an annualized rate.

Average deposits decreased $30 thousand to $1.03 billion at September 30, 2018 from $1.03 billion at September 30, 2017. The decrease was attributed to a decrease in time deposits of $33.08 million, or 9.26 percent, while being offsetted by increases of noninterest-bearing demand deposits of $15.71 million, or 10.16 percent, and interest-bearing demand and savings deposits of $17.34 million, or 3.36 percent. Accordingly the ratio of average noninterest-bearing deposits to total average deposits was 16.59 percent for nine months ended September 30, 2018 compared to 15.06 percent for nine months ended September 30, 2017. The general increase in market rates, had the effect of increasing the average cost of total deposits by 8 basis points in nine months ended September 30, 2018 compared to the same period a year ago.

Part I (Continued)

Item 2 (Continued)

Off-Balance-Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of September 30, 2018. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements. The off-balance-sheet arrangements for loan commitments consist of approximately $12 million in 1-4 residential home equity and construction loans, $23 million in commercial real estate construction loans, $19 million in commercial/industrial loans and $47 million in the overdraft privilege program.

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Contractual Obligations:
Subordinated Debentures	$24,229	$-	$-	$-	$24,229
Federal Home Loan Bank Advances	58,500	14,500	7,500	24,000	12,500
Operating Leases	175	43	42	90	-
Deposits with Stated Maturity Dates	317,025	207,262	89,495	20,132	136

	399,929	221,805	97,037	44,222	36,865

Other Commitments:
Loan Commitments (1)	100,518	100,518	-	-	-
Standby Letters of Credit (1)	1,435	1,435	-	-	-

	101,953	101,953	-	-	-
Total Contractual Obligations and
Other Commitments	$501,882	$323,758	$97,037	$44,222	$36,865

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

Loan Commitments. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses. Loan commitments outstanding at September 30, 2018 are included in the preceding table.

Standby Letters of Credit. Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. The Company’s policies generally require that standby letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit outstanding at September 30, 2018 are included in the preceding table.

Part I (Continued)

Item 2 (Continued)

Capital and Liquidity

At September 30, 2018, stockholders’ equity totaled $88.99 million compared to $90.32 million at December 31, 2017. In addition to net income of $8.95 million, other significant changes in stockholders’ equity during nine months ended September 30, 2018 included $1.27 million of dividends declared on common stock, $3.17 million repurchase of warrants and the issuance of approximately $6 thousand in shares of restricted stock. The accumulated other comprehensive income (loss) component of stockholders’ equity totaled $(12.34) million at September 30, 2018 compared to $(6.49) million at December 31, 2017. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale.

On August 23, 2018, the Company granted 5,650 restricted shares of common stock to T. Heath Fountain, President and Chief Executive Officer, as part of his employment agreement. The restricted shares will vest over a three year period.

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

Using the capital requirements presently in effect, the Tier 1 ratio as of September 30, 2018 was 15.02 percent and total Tier 1 and 2 risk-based capital was 15.88 percent. Both of these measures compare favorably with the regulatory minimum to be adequately capitalized of 6 percent for Tier 1 and 8 percent for total risk-based capital. The Company’s common equity Tier 1 ratio as of September 30, 2018 was 12.19, which exceeds the regulatory minimum of 4.50 percent. The Company’s Tier 1 leverage ratio as of September 30, 2018 was 10.45 percent, which exceeds the required ratio standard of 4 percent.

As of September 30, 2018, average capital was $89.30 million, representing 7.48 percent of average assets for the year. This compares to 7.58 percent for September 2017.

After suspending common stock dividend payments beginning in the third quarter of 2009 for capital retention purposes, the Company reinstated common stock dividends in the first quarter of 2017. The Company paid $0.025 per share of common stock in each of the quarters of 2017. The Company paid $0.05 per share of common stock in each of the first three quarters of 2018.

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

The investment portfolio provides a ready means to raise cash if liquidity needs arise. As of September 30, 2018, the available for sale bond portfolio totaled $318.0 million. At December 31, 2017, the available for sale bond portfolio totaled $354.2 million. Only marketable investment grade bonds are purchased. Although a good portion of the banks’ bond portfolios are encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for a sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it primarily determines the Company’s liquidity posture. The Company had ratios of loans to deposits of 77.1 percent as of September 30, 2018 and 71.6 percent at December 31, 2017. Management employs alternative funding sources when deposit balances will not meet loan demands. The ratios of loans to all funding sources (excluding Subordinated Debentures) at September 30, 2018 and December 31, 2017 were 72.9 percent and 68.6 percent, respectively.

Part I (Continued)

Item 2 (Continued)

Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources. The stability of the banks’ core deposit base is an important factor in Colony’s liquidity position. A heavy percentage of the deposit base is comprised of accounts of individuals and small businesses with comprehensive banking relationships and limited volatility. At September 30, 2018 and December 31, 2017, the Company had $39.5 million and $38.9 million in certificates of deposit of $250,000 or more. These larger deposits represented 3.9 percent and 3.6 percent of respective total deposits. Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed. Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

The Company supplemented deposit sources with brokered deposits. As of September 30, 2018, the Company had $77.7 million, or 7.68 percent of total deposits, in CDARS. Additional information is provided in the Notes to the Consolidated Financial Statements regarding these brokered deposits. Additionally, the Company uses external deposit listing services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed. These deposits obtained from listing services are often referred to as wholesale or internet CDs. As of September 30, 2018, the Company had $11.21 million, or 1.11 percent of total deposits, in internet certificates of deposit obtained through deposit listing services.

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

Colony has modeled its baseline net interest income forecast assuming a flat interest rate environment with the federal funds rate at the Federal Reserve's current targeted range of 2.00% to 2.25% and the current prime rate of 5.25%. Colony has modeled the impact of a gradual increase in short-term rates of 100 and 200 basis points and a decline of 100 basis points to determine the sensitivity of net interest income for the next twelve months. As illustrated in the table below, the net interest income sensitivity model indicates that, compared with a net interest income forecast assuming stable rates, net interest income is projected to increase by 1.19% and increase by 1.97% if interest rates increased by 100 and 200 basis points, respectively. Net interest income is projected to decline by 2.06% if interest rates decreased by 100 basis points. These changes were within Colony’s policy limit of a maximum 15% negative change.

Twelve Month Net Interest Income Sensitivity
	Estimated Change in Net Interest Income
Change in Short-term Interest Rates (in basis points)	September 30, 2018	December 31, 2017
+200	1.97%	0.27%
+100	1.19%	0.58%
Flat	-%	-%
-100	-2.06%	-2.57%

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

Part I (Continued)

Item 2 (Continued)

As illustrated in the table below, the economic value of equity model indicates that, compared with a valuation assuming stable rates, EVE is projected to increase by 5.87% and 9.48%, assuming an immediate and sustained increase in interest rates of 100 and 200 basis points, respectively. The primary reason for the increase in asset sensitivity from the prior year is a more aggressive assumption regarding non-maturity deposit durations. Assuming an immediate 100 basis point decline in rates, EVE is projected to decrease by 8.32%. These changes were within Colony’s policy except in the -100 basis point change, which limits the maximum negative change in EVE to 10% of the base EVE. We believe this projection outside of policy is mitigated by the unlikely reduction in interest rates due to the current rate environment.

Economic Value of Equity Sensitivity
	Estimated Change in EVE
Immediate Change in Interest Rates (in basis points)	September 30, 2018	December 31, 2017
+200a	9.48%	13.13%
+100a	5.87%	7.93%
-100a	-8.32%	-11.73%

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

Part I (Continued)

Item 2 (Continued)

The following table is an analysis of the Company’s interest rate-sensitivity position at September 30, 2018. The interest-bearing rate-sensitivity gap, which is the difference between interest-earning assets and interest-bearing liabilities by repricing period, is based upon maturity or first repricing opportunity, along with a cumulative interest rate-sensitivity gap. It is important to note that the table indicates a position at a specific point in time and may not be reflective of positions at other times during the year or in subsequent periods. Major changes in the gap position can be, and are, made promptly as market outlooks change.

	Assets and Liabilities Repricing Within
	3 Months	4 to 12		1 to 5	Over 5
	or Less	Months	1 Year	Years	Years	Total
INTEREST-EARNING ASSETS:
Interest-Bearing Deposits	$21,764	$-	$21,764	$-	$-	$21,764
Investment Securities	1,572	9,686	11,258	165,206	141,568	318,032
Loans, Net of Unearned Income	163,453	148,465	311,918	430,369	37,156	779,443
Other Interest- Earning Assets	3,594	-	3,594	-	-	3,594

Total Interest-Earning Assets	$190,383	$158,151	$348,534	$595,575	$178,724	$1,122,833

INTEREST-BEARING LIABILITIES:
Interest-Bearing Demand Deposits (1)	438,241	-	438,241	-	-	438,241
Savings (1)	78,532	-	78,532	-	-	78,532
Time Deposits	58,466	148,795	207,261	109,628	136	317,025
Other Borrowings	14,500	21,000	35,500	23,000	-	58,500
Subordinated Debentures	24,229	-	24,229	-	-	24,229

Total Interest-Bearing Liabilities	613,968	169,795	783,763	132,628	136	916,527

Interest Rate-Sensitivity Gap	(423,585)	(11,644)	(435,229)	462,947	178,588	$206,306

Cumulative Interest-Sensitivity Gap	$(423,585)	$(435,229)	$(435,229)	$27,718	$206,306

Interest Rate-Sensitivity Gap as a Percentage of Interest-Earning Assets	(37.72)%	(1.04)%	(38.76)%	41.23%	15.90%

Cumulative Interest Rate-Sensitivity as a Percentage of Interest-Earning	(37.72)%	(38.76)%	(38.76)%	2.47%	18.37%

(1) Interest-bearing Demand and Savings Accounts for repricing purposes are considered to reprice within 3 months or less.

Part I (Continued)

Item 2 (Continued)

The foregoing table indicates that we had a one year negative gap of $435.2 million, or 38.76 percent of total interest-earning assets at September 30, 2018. In theory, this would indicate that at September 30, 2018, $435.2 million more in liabilities than assets would reprice if there were a change in interest rates over the next 365 days. Thus, if interest rates were to decline, the gap would indicate a resulting increase in net interest margin. However, changes in the mix of interest-earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and our supporting liability can vary significantly while the timing of repricing of both the assets and our supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposits.

Gap analysis has certain limitations. Measuring the volume of repricing or maturing assets and liabilities does not always measure the full impact on the portfolio value of equity or net interest income. Gap analysis does not account for rate caps on products; dynamic changes such as increasing prepay speeds as interest rates decrease, basis risk, or the benefit of non-rate funding sources. The majority of our loan portfolio reprices quickly and completely following changes in market rates, while non-term deposit rates in general move slowly and usually incorporate only a fraction of the change in rates. Products categorized as non-rate sensitive, such as our noninterest-bearing demand deposits, in the gap analysis behave like long term fixed rate funding sources. Both of these factors tend to make our actual behavior more asset sensitive than is indicated in the gap analysis. In fact, we experience higher net interest income when rates rise, opposite what is indicated by the gap analysis. Therefore, management uses gap analysis, net interest margin analysis and market value of portfolio equity as our primary interest rate risk management tools. The Company has established its one year gap to be 80 percent to 120 percent. The most recent analysis as of September 30, 2018 indicates a one year gap of 1.17 percent. The analysis reflects slight net interest margin compression in both a declining and increasing interest rate environment. Given that interest rates have shown a gradual increase with the Federal Reserve’s actions since 2015, the Company is anticipating interest rates to increase in the future though we believe that interest rates will increase modestly in 2018. The Company is focusing on areas to minimize margin compression in the future by minimizing longer term fixed rate loans, shortening on the yield curve with investments, securing longer term FHLB advances, securing certificates of deposit for longer terms and focusing on reduction of nonperforming assets.

The Company utilizes FTN Financial Asset/Liability Management Analysis for a more dynamic analysis of balance sheet structure. The Company has established policies for rate shock per basis point (bp) for earnings at risk for net interest income and for equity at risk. The following table shows the policy limits with the rate shock for earnings at risk and equity at risk September 30, 2018.

			Immediate Shock	Immediate Shock
	Rate Shock	Policy	(-) decrease bp	(+) increase bp
Net Interest Income –	+/- 100 bp	+/- 10%	-1.34%	0.42%
Earnings at Risk	+/- 200 bp	+/- 15%	-7.55	1.97
	+/- 300 bp	+/- 20%	-12.37	0.16
	+/- 400 bp	+/- 25%	-15.72	3.14

Equity at Risk	+/- 100 bp	+/- 10%	-8.32	5.87
	+/- 200 bp	+/- 20%	-20.96	9.48
	+/- 300 bp	+/- 30%	-36.47	11.32
	+/- 400 bp	+/- 40%	-39.86	12.24

Return on Assets and Stockholders’ Equity

The following table presents selected financial ratios for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017

Return on Average Assets (1)	0.90%	0.88%	1.00%	0.78%

Return on Average Total Equity (1)	12.10%	11.57%	13.37%	10.23%

Average Total Equity to Average Assets	7.48%	7.58%	7.48%	7.58%

(1) Computed using annualized net income available to common shareholders.

Part I (Continued)

Item 3

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 305 of Regulation S-K is contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q under the heading “Market Risk and Interest Rate Sensitivity”, which information is incorporated herein by reference.

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None

ITEM 1A – RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2 – UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no shares of the Company’s common stock sold during the three-month period ended September 30, 2018.

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

10.13 Restricted Stock Award Between T. Heath Fountain and Colony Bankcorp, Inc.

-filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (File No. 000-12436), filed with the Commission on August 23, 2018 and incorporated herein by reference.

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

99.4 Employment Agreement, Dated July 27, 2018 Between T. Heath Fountain and Colony Bankcorp, Inc.

-filed as Exhibit 99.4 to the Registrant’s 10-Q for the period ended September 30, 2018 (File No. 000-12436), filed with the Commission on November 2, 2018.

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

Colony Bankcorp, Inc.

/s/ T. Heath Fountain
Date: November 2, 2018	T. Heath Fountain
President/Director/Chief Executive Officer

/s/ Terry L. Hester
Date: November 2, 2018	Terry L. Hester
Executive Vice-President/Director/Chief Financial Officer