Form 10-K
period 2018-12-31
COLONY BANKCORP INC
filed 2019-03-15
CIK 711669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [ X ]  No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [ X ] No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ X ]
Non-accelerated Filer [ ]	Smaller Reporting Company [ X ]
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

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of June 30, 2018: $115,085,012 based on stock price of $16.90.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 8,444,908 shares of $1.00 par value common stock as of March 15, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Annual Report are incorporated by reference from the Registrant’s definitive Proxy Statement for the 2018 annual meeting of shareholders to be filed with Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report.

TABLE OF CONTENTS

Part I

Item 1

Business

COLONY BANKCORP, INC.

General

Colony Bankcorp, Inc. (the “Company” or “Colony”) is a Georgia business corporation which was incorporated on November 8, 1982. The Company was organized for the purpose of operating as a bank holding company under the Bank Holding Company Act of 1956, as amended, and the bank holding company laws of Georgia (Georgia Laws 1976, p. 168, et. seq.). On July 22, 1983, the Company, after obtaining the requisite regulatory approvals, acquired 100 percent of the issued and outstanding common stock of Colony Bank (formerly Colony Bank of Fitzgerald and The Bank of Fitzgerald), Fitzgerald, Georgia (the “Bank” or “Colony Bank”), through the merger of the Bank with a subsidiary of the Company which was created for the purpose of organizing the Bank into a one-bank holding company. Since that time, Colony Bank has operated as a wholly-owned subsidiary of the Company. Our business is conducted primarily through our wholly-owned bank subsidiary, which provides a broad range of banking services to its retail and commercial customers. The company headquarters is located at 115 South Grant Street, Fitzgerald, Georgia 31750, its telephone number is 229-426-6000 and its Internet address is http://www.colonybank.com. We operate twenty-seven domestic banking offices and two corporate operations offices and, at December 31, 2018, we had approximately $1.25 billion in total assets, $782.03 million in total loans, $1.09 billion in total deposits and $95.69 million in stockholder’s equity. Deposits are insured, up to applicable limits, by the Federal Deposit Insurance Corporation.

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

Correspondents

Colony Bank has correspondent relationships with the following banks: Federal Reserve Bank of Atlanta; SunTrust Bank in Atlanta, Georgia; FTN Financial in Memphis, Tennessee; CenterState Bank in Lake Wales, Florida and the Federal Home Loan Bank of Atlanta. These correspondent relationships facilitate the transactions of business by means of loans, collections, investment services, lines of credit and exchange services, particularly in markets in which Colony Bank does not have a physical presence. As compensation for these services, the Bank maintains balances with its correspondents in primarily interest-bearing accounts and pays some service charges.

Part I (Continued)

Item 1 (Continued)

Employees

On December 31, 2018, the Company had a total of 330 employees, 323 of which are full-time equivalent employees.   We consider our relationship with our employees to be satisfactory.

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

We are also required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board, and Nasdaq. We have evaluated our controls, including compliance with the SEC rules on internal controls, and have and expect to continue to spend significant amounts of time and money on compliance with these rules. Our failure to comply with these internal control rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the values of our securities. The assessments of our financial reporting controls as of December 31, 2018 are included in this report under “Section 9A. Controls and Procedures.”

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

Incentive Compensation. The Dodd-Frank Act requires the banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets, such as us and Colony Bank, which prohibit incentive compensation arrangements that the agencies determine encourage inappropriate risks by the institution. The banking agencies issued proposed rules in 2011 and previously issued guidance on sound incentive compensation policies. In 2016, the Federal Reserve and the FDIC have also proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2018, these rules have not been implemented.

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

Regulatory Deductions.  The Revised Capital Rules provide for a number of deductions from and adjustments to CET1, including the requirement that mortgage servicing rights, deferred tax assets that arise from operating loss and tax credit carryforwards, net of associated DTLs, and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and was phased-in over a three-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter until fully phased-in at January 1, 2018).

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

Management believes, at December 31, 2018, that we and Colony Bank meet all capital adequacy requirements under the Revised Capital Rules on a fully phased-in basis if such requirements were currently effective.

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

Colony Bank received regulatory approvals in 2016 to pay total dividend payments of $9.1 million to the Company, and the Company used these proceeds to redeem $8.661 million of its preferred stock (“Preferred Stock”) during 2016. The Bank was granted approval to pay total dividend payments of $8.7 million to the Company during 2017, and the Company used these proceeds to redeem $9.360 million of Preferred Stock during 2017. The Bank was also granted approval to pay total dividend payments of $8.3 million to the Company during 2018, and the Company used these proceeds to repurchase $3.175 million of warrants with private investors during 2018.

The Company paid a cash dividend of $1,688,417 or $0.20 per share of common stock in 2018. In 2017, the Company paid a cash dividend of $843,934, or $0.10 per share of common stock. No cash dividends were paid on its common stock in 2016.

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

Part I (Continued)

Item 1 (Continued)

As of December 31, 2018, Colony Bank was considered “well capitalized,” and the consolidated capital ratios of the Company were as follows:

	December 31, 2018
	Amount	Percent

Leverage Ratio
Actual	$126,623	10.24%
Well-Capitalized Requirement	61,847	5.00
Minimum Required (1)	49,478	4.00
Risk Based Capital:
Tier 1 Capital
Actual	126,623	15.00
Well-Capitalized Requirement	67,527	8.00
Minimum Required (1)	50,645	6.00
Common Equity Tier 1 Capital
Actual	103,123	12.22
Well-Capitalized Requirement	54,865	6.50
Minimum Required (1)	37,984	4.50
Total Capital
Actual	133,900	15.86
Well-Capitalized Requirement	84,408	10.00
Minimum Required (1)	67,527	8.00

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

FDICIA also contains a variety of other provisions that may affect the operations of our company and Colony Bank, including reporting requirements, regulatory standards for real estate lending, “truth in savings” provisions, the requirement that a depository institution give 90 days’ prior notice to customers and regulatory authorities before closing any branch, and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized, or are adequately capitalized and have not received a waiver from the FDIC. Colony Bank was well capitalized at December 31, 2018, and brokered deposits are not restricted.

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

Part I (Continued)

Item 1 (Continued)

The Bank’s FDIC insurance expense totaled $358 thousand for 2018. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures or if the FDIC otherwise determines, we may be required to pay even higher FDIC premiums. Any future increases in FDIC insurance premiums may have a material and adverse effect on our earnings and could have a material adverse effect on the value of, or market for, our common stock.

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

Consumer Regulation.  The Bank must also comply with numerous federal and state consumer protection statutes and implementing regulations, including the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act, and various federal and state privacy protection laws. Noncompliance with these laws could subject the Bank to lawsuits and could also result in administrative penalties, including fines and reimbursements. The Bank and the Company are also subject to federal and state laws prohibiting unfair, deceptive, or abusive acts and practices.

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

●

Govern automatic deposits to and withdrawals from deposit accounts with Colony Bank and the rights and liabilities of customers who use automated teller machines, or ATMs, and other electronic banking services; and

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

Individual, economic, political, industry-specific conditions and other factors outside of our control, such as real estate values or other factors that affect customer income levels, could alter anticipated customer behavior, including borrowing, repayment, investment and deposit practices. Such a change in these practices could materially adversely affect our ability to anticipate business needs and meet regulatory requirements. Further, difficult economic conditions may negatively affect consumer confidence levels. A decrease in consumer confidence levels would likely aggravate the adverse effects of these difficult market conditions on us, our customers and others in the financial institutions industry.

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

Part I (Continued)

Item 1A (Continued)

In an attempt to help the overall economy, the Federal Reserve Board has kept interest rates low through its targeted Fed Funds rate. In December 2018, the Federal Reserve Board increased the Fed Funds rate by 25 basis points. However, in January 2019, the Federal Reserve Board has now signaled a “patient” approach toward any future interest rate increases. If the Federal Reserve Board increases the Fed Funds rate, overall interest rates will likely rise, which may negatively impact the U.S. economic recovery.

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

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2018, the fair value of our portfolio of investment securities totaled $353,066,166. Net unrealized losses on these securities totaled $10,367,203 at December 31, 2018.

Additionally, 5.77% of our one- to four-family loan portfolio is comprised of adjustable-rate loans. Any rise in market interest rates may result in increased payments for borrowers who have adjustable-rate mortgage loans, which would increase the possibility of default.

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

We derive the most significant portion of our revenues from our lending activities. When we lend money, commit to lend money or enter into a letter of credit or other contract with a counterparty, we incur credit risk, which is the risk of losses if our borrowers do not repay their loans or our counterparties fail to perform according to the terms of their contracts. We estimate and maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expenses, which represents management's best estimate of probable credit losses that have been incurred within the existing portfolio of loans, as described under [Note 6 of Notes to Consolidated Financial Statements in this Report and under “Allowance for Loan Losses” under “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Report.]

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

Over the last several years, we have increased our non-residential lending in order to improve the yield and reduce the average duration of our assets. At December 31, 2018, our portfolio of commercial real estate, commercial real estate construction, and commercial business loans totaled $478,792,789, or 61.22% of total loans, compared to $444,507,891, or 58.08% of total loans at December 31, 2017 and $426,473,271, or 56.54% of total loans at December 31, 2016. At December 31, 2018, the amount of nonperforming commercial real estate, commercial real estate construction, and commercial business loans was $4,065,472, or 42.88% of total nonperforming loans. These loans may expose us to a greater risk of non-payment and loss than residential real estate loans because, in the case of commercial loans, repayment often depends on the successful operation and earnings of the borrower's businesses and, in the case of consumer loans, the applicable collateral is subject to rapid depreciation. Additionally, commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. If loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest due on the loan, which could cause us to increase our provision for loan losses and adversely affect our financial condition and operating results.

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

Interchange income is derived from fees paid by merchants to the interchange network in exchange for the use of the network's infrastructure and payment facilitation. These fees are paid to card issuers to compensate them for the costs associated with issuance and operation. We earn interchange fees on card transactions from debit cards, including $2,773,714 during the year ended December 31, 2018. Merchants have attempted to negotiate lower interchange rates, and the Durbin Amendment to the Dodd-Frank Act limits the amount of interchange fees that may be charged for certain debit card transactions. Merchants may also continue to pursue alternative payment platforms, such as Apple Pay, to lower their processing costs. Any such new payment system may reduce our interchange income. Our failure to comply with the operating regulations set forth by payment card networks, which may change, could subject us to penalties, fees or the termination of our license to use the networks. Any of these scenarios could have a material impact on our business, financial condition and results of operations.

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

Our common stock is traded on the NASDAQ Global Select Market. However, the average daily trading volume in the Company’s common stock has been relatively small, averaging approximately 32 total trades per day during 2018. As a result, trades involving a relatively small number of shares may have a significant effect on the market price of the common stock, and it may be difficult for investors to acquire or dispose of large blocks of stock without significantly affecting the market price.

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

Part I (Continued)

Item 1B

Unresolved Staff Comments

None.

Item 2

Properties

The principal properties of the Registrant consist of the properties of the Bank. The Bank owns all of the banking offices occupied except one office in Valdosta, one office in Albany and one office in Douglas which are leased. In addition, the Company owns the corporate operation offices located in Fitzgerald, Georgia and Warner Robins Georgia.

Item 3

Legal Proceedings

The Company and its subsidiary may become parties to various legal proceedings arising from the normal course of business. As of December 31, 2018, there are no material pending legal proceedings to which Colony or its subsidiary are a party or of which any of its property is the subject.

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

Year Ended December 31, 2018	High	Low	Close	Dividends Per Share

Fourth Quarter	18.58	12.29	14.60	0.050
Third Quarter	19.20	16.50	17.80	0.050
Second Quarter	18.00	15.00	16.90	0.050
First Quarter	19.50	13.50	17.00	0.050

Year Ended December 31, 2017

Fourth Quarter	14.75	13.00	14.60	0.025
Third Quarter	14.20	11.10	13.75	0.025
Second Quarter	14.00	13.45	13.70	0.025
First Quarter	14.55	13.00	13.85	0.025

During 2018, the Company paid $1,688,417 in cash dividends on its common stock. During 2017, the Company paid $843,934 in cash dividends on its common stock. For a description of the restrictions and limitations on the Company’s ability to pay dividends, please see “Dividends” on Page 14.

As of December 31, 2018, there were 8,444,908 shares of our common stock outstanding held by 1,826 holders of record.

Issuer Purchase of Equity Securities

The Company purchased no shares of the Company’s common stock during the quarter ended December 31, 2018.

Part II (Continued)

Item 5 (Continued)

Performance Graph

The performance graph below compares the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return on the equity securities of companies included in the NASDAQ Composite Index and the SNL Southeast Bank Index, measured at the last trading day of each year shown. The graph assumes an investment of $100 on December 31, 2013. The performance graph represents past performance and should not be considered to be an indication of future performance.

# Colony Bankcorp, Inc.

Total Return Performance
Index Value
250
200
150
100
50
Colony Bankcorp, Inc.
NASDAQ Composite Index
SNL Southeast Bank Index
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18

		Period Ending
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Colony Bankcorp, Inc.	100.00	129.18	156.23	216.39	241.11	244.08
NASDAQ Composite Index	100.00	114.75	122.74	133.62	173.22	168.30
SNL Southeast Bank Index	100.00	112.63	110.87	147.18	182.06	150.42

Part II (Continued)

Item 6

Selected Financial Data

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in Thousands, except per share data)
Selected Balance Sheet Data
Total Assets	$1,251,878	$1,232,755	$1,210,442	$1,174,149	$1,146,898
Total Loans, Net of Unearned Interest and Fees	781,526	764,788	753,922	758,279	745,733
Total Deposits	1,085,125	1,067,985	1,044,357	1,011,554	979,303
Investment Securities	353,066	354,247	323,658	296,149	274,624
Federal Home Loan Bank Stock	2,978	3,043	3,010	2,731	2,831
Stockholders’ Equity	95,692	90,323	93,388	95,457	99,027
Selected Income Statement Data
Interest Income	49,022	45,916	44,589	44,275	44,762
Interest Expense	8,225	6,873	6,483	6,569	6,799

Net Interest Income	40,797	39,043	38,106	37,706	37,963
Provision for Loan Losses	201	390	1,062	866	1,308
Other Income	9,621	9,735	9,553	9,045	9,125
Other Expense	35,300	33,860	34,073	33,724	34,980

Income Before Tax	14,917	14,528	12,524	12,161	10,800
Income Tax Expense	3,000	6,777	3,851	3,788	3,268

Net Income	11,917	7,751	8,673	8,373	7,532
Preferred Stock Dividends	-	211	1,493	2,375	2,689

Net Income Available to Common Stockholders	$11,917	$7,540	$7,180	$5,998	$4,843

Weighted Average Common Shares Outstanding, Basic	8,439	8,439	8,439	8,439	8,439
Common Shares Outstanding, Diluted	8,539	8,634	8,513	8,458	8,439
Shares Outstanding	8,445	8,439	8,439	8,439	8,439
Intangible Assets	$759	$45	$81	$116	$152
Dividends Declared	1,688	844	-	-	-
Average Assets	1,201,874	1,200,631	1,163,863	1,146,984	1,128,052
Average Stockholders’ Equity	89,478	91,045	100,114	101,710	94,751
Net Charge-Offs	431	1,805	743	1,064	4,312
Reserve for Loan Losses	7,277	7,508	8,923	8,604	8,802
OREO	1,841	4,256	6,439	8,839	10,402
Nonperforming Loans	9,482	7,503	12,350	14,416	18,341
Nonperforming Assets	11,323	11,759	18,789	23,255	28,743
Average Interest-Earning Assets	1,149,036	1,133,700	1,090,967	1,074,556	1,057,608
Noninterest-Bearing Deposits	192,847	190,928	159,059	133,886	128,340

Part II (Continued)

Item 6 (Continued)

		Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in Thousands, except per share data)

Per Share Data:
Net Income Per Common Share (Diluted)	$1.40	$0.87	$0.84	$0.71	$0.57
Common Book Value Per Share	11.33	10.70	9.96	9.18	8.42
Tangible Common Book Value Per Share	11.24	10.69	9.95	9.16	8.40
Dividends Per Common Share	0.20	0.10	0.00	0.00	0.00
Profitability Ratios:
Net Income to Average Assets	0.99%	0.63%	0.62%	0.52%	0.43%
Net Income to Average Stockholders’ Equity	13.32	8.28	7.17	5.90	5.11
Net Interest Margin	3.56	3.46	3.51	3.52	3.60
Loan Quality Ratios:
Net Charge-Offs to Total Loans	0.06	0.24	0.10	0.14	0.58
Reserve for Loan Losses to Total Loans and OREO	0.93	0.98	1.17	1.12	1.16
Nonperforming Assets to Total Loans and OREO	1.44	1.53	2.47	3.03	3.80
Reserve for Loan Losses to Nonperforming Loans	76.74	100.06	72.25	59.68	47.99
Reserve for Loan Losses to Total Nonperforming Assets	64.27	63.85	47.49	37.00	30.62
Liquidity Ratios:
Loans to Total Deposits (1)	72.02	71.61	72.19	74.96	76.15
Loans to Average Interest-Earning Assets (1)	68.02	67.46	69.11	70.57	70.51
Noninterest-Bearing Deposits to Total Deposits	17.77	17.88	15.23	13.24	13.11
Capital Adequacy Ratios:
Common Stockholders’ Equity to Total Assets	7.64	7.33	6.94	6.60	6.20
Total Stockholders’ Equity to Total Assets	7.64	7.33	7.72	8.13	8.63
Dividend Payout Ratio	14.18	11.24	0.00	0.00	0.00

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

As we look forward to 2019, we are committed to improving earnings. Given the improved condition of the company, we are also considering product and market expansion. In January 2017, the Company opened its third office in Savannah. In February 2018, the Company purchased a property in Statesboro, Georgia for a new office to open in the second quarter of 2019. In May 2018, the Company closed one branch office in Albany, Georgia to improve operating efficiencies.

In October 2018, the Bank closed on a transaction to purchase a branch in Albany, Georgia from Planters First Bank. The transaction resulted in additional $20.7 million in loans and an additional $12.0 million in deposits for the Bank. In addition, the Bank purchased a vacant lot of real estate in Albany, Georgia with this transaction in which the Bank intends to build a new branch office in the future.

In December 2018, the Company and LBC Bancshares, Inc., a Georgia corporation (“LBC”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which LBC will merge into the Company. Immediately thereafter, Calumet Bank, a Georgia bank wholly owned by LBC, will be merged into Colony Bank. Calumet Bank operates two full-service banking locations, one each in LaGrange, Georgia and Columbus, Georgia, as well as a loan production office in Atlanta, Georgia. Under the terms of the Merger Agreement, each LBC shareholder will have the option to receive either $23.50 in cash or 1.3239 shares of the Company’s Common Stock in exchange for each share of LBC common stock, subject to customary proration and allocation procedures, such that 55% of LBC shares will receive the stock consideration and 45% will receive the cash consideration, and at least 50% of the merger consideration will be paid in the Company stock. The aggregate consideration is valued at approximately $34.1 million, based upon the $16.10 per share closing price of the Company’s common stock as of December 17, 2018. The merger is subject to customary closing conditions, including the receipt of regulatory approvals and the approval of LBC’s shareholders. The transaction is expected to close during the first half of 2019. As of December 31, 2018, LBC reported assets of $207 million, gross loans of $136 million and deposits of $182 million. The purchase price will be allocated among the net assets of LBC acquired as appropriate, with the remaining balance being reported as goodwill.

Part II (Continued)

Item 7 (Continued)

The Company reinstated dividend payments during the first quarter of 2017 and have continued throughout 2017 and 2018 on a quarterly basis. In 2017, we had a quarterly dividend of $0.025 per common stock and in 2018, we paid a quarterly dividend of $0.05 per common stock.

In July 2018, the Company announced the retirement of its President and Chief Executive Officer, Edward P. Loomis, Jr. and named Mr. T. Heath Fountain as his replacement. Mr. Fountain previously served as President and Chief Executive Officer of Planters First Bank for three years and Chief Financial Officer of Heritage Financial Group and Heritage Bank of the South for eight years.

Non-GAAP Financial Measures

Our accounting and reporting policies conform to generally accepted accounting principles (GAAP) in the United States and prevailing practices in the banking industry. However, certain non-GAAP measures are used by management to supplement the evaluation of our performance. These include the fully-taxable equivalent measures: tax-equivalent net interest income, tax-equivalent net interest margin and tax-equivalent net interest spread, which include the effects of taxable-equivalent adjustments using a federal income tax rate of 21% in 2018 and 34% in prior years to increase tax-exempt interest income to a tax-equivalent basis.  Tax-equivalent adjustments are reported in Notes 1 and 2 to the Average Balances with Average Yields and Rates table under Rate/Volume Analysis. Tangible book value per common share is also a non-GAAP measure used in the selected Financial Data Section.

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

Part II (Continued)

Item 7 (Continued)

Non-GAAP Financial Measures (Continued)

A reconciliation of these performance measures to GAAP performance measures is included in the tables below.

Non-GAAP Performance Measures Reconciliation

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in Thousands, except per share data)
Interest Income Reconciliation
Interest Income – Taxable Equivalent	$49,109	$46,079	$44,762	$44,407	$44,879
Tax Equivalent Adjustment	(87)	(163)	(173)	(132)	(117)
Interest Income (GAAP)	$49,022	$45,916	$44,589	$44,275	$44,762

Net Interest Income Reconciliation
Net Interest Income – Taxable Equivalent	$40,884	$39,206	$38,279	$37,838	$38,080
Tax Equivalent Adjustment	(87)	(163)	(173)	(132)	(117)
Net Interest Income (GAAP)	$40,797	$39,043	$38,106	$37,706	$37,963

Net Interest Margin Reconciliation
Net Interest Margin – Taxable Equivalent	3.56%	3.46%	3.51%	3.52%	3.60%
Tax Equivalent Adjustment	(0.01)%	(0.02)	(0.02)	(0.01)	(0.01)
Net Interest Margin (GAAP)	3.55%	3.44%	3.49%	3.51%	3.59%

Interest Rate Spread Reconciliation
Interest Rate Spread – Taxable Equivalent	3.39%	3.34%	3.40%	3.41%	3.49%
Tax Equivalent Adjustment	-	(0.02)	(0.02)	(0.01)	(0.01)
Interest Rate Spread (GAAP)	3.39%	3.32%	3.38%	3.40%	3.48%

Selected Financial Data
Tangible Book Value Per Common Share	$11.24	$10.69	$9.95	$9.16	$8.40
Effect of Other Intangible Assets	0.09	0.01	0.01	0.02	0.02
Book Value Per Common Share (GAAP)	$11.33	$10.70	$9.96	$9.18	$8.42

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

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of December 31, 2018 and 2017, and results of operations for each of the years in the three-year period ended December 31, 2018. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 21 percent federal tax rate for 2018 and 34 percent federal tax rate for 2017 and 2016, thus making tax-exempt yields comparable to taxable asset yields.

Dollar amounts in tables are stated in thousands, except for per share amounts.

Part II (Continued)

Item 7 (Continued)

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average interest-earning assets. Net income available to common shareholders totaled $11.92 million, or $1.40 per diluted shares in 2018, compared to $7.54 million, or $0.87 per diluted common share in 2017 and compared to $7.18 million, or $0.84 per diluted common share in 2016.

Selected income statement data, returns on average assets and average equity and dividends per share for the comparable periods were as follows:

			$	%			$	%
	2018	2017	Variance	Variance	2017	2016	Variance	Variance

Taxable-equivalent net interest income	$40,884	$39,206	$1,678	4.28%	$39,206	$38,279	$927	2.42%
Taxable-equivalent adjustment	87	163	(76)	(46.63)	163	173	(10)	(5.78)

Net interest income	40,797	39,043	1,754	4.49	39,043	38,106	937	2.46
Provision for loan losses	201	390	(189)	(48.46)	390	1,062	(672)	63.28
Noninterest income	9,621	9,735	(114)	(1.17)	9,735	9,553	182	1.91
Noninterest expense	35,300	33,860	1,440	4.25	33,860	34,073	(213)	(0.63)

Income before income taxes	$14,917	$14,528	$389	2.68%	$14,528	$12,524	$2,004	16.00%
Income Taxes	3,000	6,777	(3,777)	(55.73)	6,777	3,851	2,926	75.98

Net income	$11,917	$7,751	$4,166	53.75%	$7,751	$8,673	$(922)	(10.63)%

Preferred stock dividends	$-	$211	$(211)	(100.00)%	$211	$1,493	$(1,282)	(85.87)%

Net income available to common shareholders	$11,917	$7,540	$4,377	58.05%	$7,540	$7,180	$360	5.01%

Net income available to common shareholders:
Basic	$1.41	$0.89	$0.52	58.43%	$0.89	$0.85	$0.04	4.71%
Diluted	$1.40	$0.87	$0.53	60.92%	$0.87	$0.84	$0.03	3.57%
Return on average assets (1)	0.99%	0.63%	0.36%	57.14%	0.63%	0.62%	0.01%	1.61%
Return on average common equity (1)	13.32%	8.28%	5.04%	60.87%	8.28%	7.17%	1.11%	15.48%

(1) Computed using net income available to common shareholders.

Part II (Continued)

Item 7 (Continued)

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 80.92 percent of total revenue during 2018, 80.04 percent of total revenue during 2017, and 79.96 percent of total revenue during 2016.

Net interest margin is the taxable-equivalent net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Company’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, is currently 5.50 percent. The Federal Reserve Board sets general market rates of interest, including the deposit and loan rates offered by many financial institutions. The prime interest rate increased 25 basis points during the fourth quarter of 2016. During 2017, the prime interest rate increased overall by 75 basis points. During 2018, the prime interest rate increased overall by 100 basis points. Given that the federal funds rate moves in accordance with the movement of the prime interest rate, we anticipate in 2019 that the federal funds rate will remain the same from its current 2.4 percent.

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

		Changes From			Changes From
	2017 to 2018 (a)			2016 to 2017 (a)
	Volume	Rate	Total	Volume	Rate	Total

Interest Income
Loans, Net-Taxable	$496	$1,510	$2,006	$72	$(407)	$(335)

Investment Securities
Taxable	(8)	840	832	769	770	1,539
Tax-Exempt	(9)	(14)	(23)	(5)	(9)	(14)
Total Investment Securities	(17)	826	809	764	761	1,525

Interest-Bearing Deposits in
Other Banks	68	110	178	(12)	120	108
Federal Funds Sold	-	-	-	-	-	-
Other Interest - Earning Assets	5	32	37	12	7	19
Total Interest Income	552	2,478	3,030	836	481	1,317

Interest Expense
Interest-Bearing Demand and
Savings Deposits	63	810	873	174	28	202
Time Deposits	(221)	647	426	(240)	15	(225)
Total Interest Expense
On Deposits	(158)	1,457	1,299	(66)	43	(23)

Other Interest-Bearing Liabilities
Subordinated Debentures	-	241	241	-	126	126
Other Debt	(41)	(149)	(190)	231	54	285
Federal Funds Purchased	1	1	2	4	(2)	2
Total Interest Expense	(198)	1,550	1,352	169	221	390
Net Interest Income (Loss)	$750	$928	$1,678	$667	$260	$927

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

Part II (Continued)

Item 7 (Continued)

The Company maintains about 24.2 percent of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years. The liabilities to fund assets are primarily in non-maturing core deposits and short term certificates of deposit that mature within one year. The Federal Reserve rates have steadily increased since 2016 with a 25 basis point increase in 2016 followed by a 75 basis point increase during 2017 and a 100 basis point increase during 2018. We have seen the net interest margin change to 3.56 percent for 2018, compared to 3.46 percent for 2017 and 3.51 percent for 2016. We have seen our net interest margin reach a low of 3.55 percent in the first and fourth quarter of 2018 to a high of 3.57 percent in the second and third quarters 2018.

Taxable-equivalent net interest income for 2018 increased by $1.68 million, or 4.28 percent, compared to 2017 while taxable-equivalent net interest income for 2017 increased by $927 thousand, or 2.42 percent compared to 2016. The average volume of interest-earning assets during 2018 increased $15.34 million compared to 2017 while over the same period the net interest margin increased to 3.56 percent from 3.46 percent. The average volume of interest-earning assets during 2017 increased $42.73 million compared to 2016 while over the same period the net interest margin dropped to 3.46 percent from 3.51 percent. The change in the net interest margin in 2018 was primarily driven by a higher level of low yielding assets offset by an increase in the cost of funds. The change in the net interest margin in 2017 was primarily driven by a higher level of low yielding assets offset by an increase in the cost of funds. The increase in average interest-earning assets in 2018 was primarily in loans and interest bearing deposits. The increase in average interest-earning assets in 2017 was in investments.

The average volume of loans increased $9.77 million in 2018 compared to 2017 and increased $1.41 million in 2017 compared to 2016. The average yield on loans increased 20 basis points in 2018 compared to 2017 and decreased 5 basis points in 2017 compared to 2016. The average volume of deposits increased $4.33 million in 2018 compared to 2017. The average volume of deposits increased $36.78 million in 2017 compared to 2016. Demand deposits made up $14.76 million of the increase in average deposits in 2018 compared to $18.59 million of the increase in average deposits in 2017.

Accordingly, the ratio of average interest-bearing deposits to total average deposits was 83.2 percent in 2018, 84.6 percent in 2017 and 85.9 percent in 2016. For 2018, this deposit mix, combined with a general increase in interest rates, had the effect of (i) increasing the average cost of total deposits by 13 basis points in 2018 compared to 2017 and (ii) offset a portion of the impact of increasing yields on interest-earning assets on the Company’s net interest income. When comparing 2017 to 2016, the deposit mix had the effect of (i) decreasing the average cost of total deposits by 2 basis points and (ii) mitigating a portion of the impact of decreasing yields on interest-earning assets on the Company’s net interest income.

The Company’s net interest spread, which represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities, was 3.39 percent in 2018 compared to 3.34 percent in 2017 and 3.40 percent in 2016. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in Market Risk and Interest Rate Sensitivity included elsewhere in this report.

Part II (Continued)

Item 7 (Continued)

Rate/Volume Analysis (Continued)

AVERAGE BALANCE SHEETS
		2018			2017			2016
	Average	Income/	Yields/	Average	Income/	Yields/	Average	Income/	Yields/
	Balances	Expense	Rates	Balances	Expense	Rates	Balances	Expense	Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Income (1)	$772,327	$40,755	5.28%	$762,554	$38,749	5.08%	$761,149	$39,084	5.13%
Investment Securities
Taxable	344,369	7,699	2.24	344,790	6,867	1.99	301,357	5,328	1.77
Tax-Exempt (2)	2,046	58	2.83	2,310	81	3.51	2,440	95	3.89
Total Investment Securities	346,415	7,757	2.24	347,100	6,948	2.00	303,797	5,423	1.79
Interest-Bearing Deposits	27,072	410	1.51	20,920	232	1.11	23,167	124	0.54
Federal Funds Sold	-	-	-	-	-	-	-	-	-
Other Interest-Earning Assets	3,222	187	5.80	3,126	150	4.80	2,854	131	4.59
Total Interest-Earning Assets	1,149,036	49,109	4.27%	1,133,700	46,079	4.06%	1,090,967	44,762	4.10
Noninterest-Earning Assets
Cash	14,578			20,587			19,208
Allowance for Loan Losses	(7,335)			(8,442)			(9,372)
Other Assets	45,595			54,786			63,060
Total Noninterest-Earning Assets	52,838			66,931			72,896
Total Assets	$1,201,874			$1,200,631			$1,163,863
Liabilities and Stockholders' Equity
Interest-Bearing Liabilities
Interest-Bearing Demand and Savings	$534,887	$2,769	0.52%	$517,974	$1,896	0.37%	$469,740	$1,694	0.36%
Other Time	326,243	3,288	1.01	353,587	2,862	0.81	383,628	3,087	0.80
Total Interest-Bearing Deposits	861,130	6,057	0.70	871,561	4,758	0.55	853,368	4,781	0.56
Other Interest-Bearing Liabilities
Other Borrowed Money	49,859	1,195	2.40	51,388	1,385	2.70	42,470	1,100	2.59
Subordinated Debentures	24,229	968	4.00	24,229	727	3.00	24,229	601	2.48
Federal Funds Purchased and
Repurchase Agreements	261	5	1.92	178	3	1.69	35	1	2.86
Total Other Interest-Bearing
Liabilities	74,349	2,168	2.92	75,795	2,115	2.79	66,734	1,702	2.55
Total Interest-Bearing Liabilities	935,479	8,225	0.88	947,356	6,873	0.73	920,102	6,483	0.70
Noninterest-Bearing Liabilities and
Stockholders' Equity
Demand Deposits	173,688			158,924			140,338
Other Liabilities	3,229			3,306			3,309
Stockholders' Equity	89,478			91,045			100,114
Total Noninterest-Bearing
Liabilities and Stockholders' Equity	266,395			253,275			243,761
Total Liabilities and
Stockholders' Equity	$1,201,874			$1,200,631			$1,163,863
Interest Rate Spread			3.39%			3.34%			3.40%
Net Interest Income		$40,884			$39,206			$38,279
Net Interest Margin			3.56%			3.46%			3.51%

(1)

The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable equivalent adjustments totaling $73, $135 and $141 for 2018, 2017 and 2016, respectively, are included in interest on loans. The adjustments are based on a federal tax rate of 21 percent for 2018 and 34 percent for 2017 and 2016.

(2)

Taxable-equivalent adjustments totaling $14, $28 and $32 for 2018, 2017 and 2016, respectively, are included in tax-exempt interest on investment securities. The adjustments are based on a federal tax rate of 21 percent for 2018 and 34 percent for 2017 and 2016 with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

Part II (Continued)

Item 7 (Continued)

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $201 thousand in 2018 compared to $390 thousand in 2017 and $1.06 million in 2016. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Noninterest Income

The components of noninterest income were as follows:

			$	%			$	%
	2018	2017	Variance	Variance	2017	2016	Variance	Variance

Service Charges on Deposit Accounts	$4,374	$4,467	$(93)	2.08%	$4,467	$4,307	$160	3.71%
Other Charges, Commissions and Fees	3,254	3,049	205	6.72	3,049	2,803	246	8.78
Mortgage Fee Income	652	859	(207)	(24.10)	859	682	177	25.95
Securities Gains (Losses)	116	-	116	100.00	-	385	(385)	(100.00)
Other	1,225	1,360	(135)	(9.93)	1,360	1,377	(17)	(1.23)

Total	$9,621	$9,735	$(114)	(1.17)%	$9,735	$9,554	$181	1.89%

Other Charges, Commissions and Fees. Significant amounts impacting the comparable periods was primarily attributed to ATM and debit card interchange fees which increased $219 thousand in 2018 compared to 2017 and $209 thousand in 2017 compared to 2016.

Mortgage Fee Income. The decrease in mortgage fee income in 2018 compared to the same period in 2017 is due to a decrease in the volume of mortgage loans.

Securities Gains (Losses). The increase in 2018 is attributable to a gain on sale of securities in 2018 compared to no sale of securities in 2017.

Other. The decrease in other income is attributable to a decrease in revenue from cash surrender life insurance policies which decreased $124 thousand in 2018 compared to 2017 and increased $48 thousand in 2017 compared to 2016. The Bank did not have any significant changes for 2017 compared to 2016.

Part II (Continued)

Item 7 (Continued)

Noninterest Expense

The components of noninterest expense were as follows:

			$	%			$	%
	2018	2017	Variance	Variance	2017	2016	Variance	Variance

Salaries and Employee Benefits	$20,123	$19,223	$900	4.68%	$19,223	$18,483	$740	4.00%
Occupancy and Equipment	4,180	3,948	232	5.88	3,948	3,970	(22)	(0.55)
Directors' Fees	291	298	(7)	(2.35)	298	349	(51)	(14.61)
Legal and Professional Fees	1,321	1,170	151	12.91	1,170	1,068	102	9.55
Foreclosed Property	205	363	(158)	(43.53)	363	1,143	(780)	(68.24)
FDIC Assessment	358	387	(29)	(7.49)	387	604	(217)	(35.93)
Advertising	338	350	(12)	(3.43)	350	610	(260)	(42.62)
Software and Data Processing	1,421	1,192	229	19.21	1,192	1,112	80	7.19
Telephone	738	814	(76)	(9.34)	814	737	77	10.45
ATM/Card Processing	1,510	1,467	43	2.93	1,467	1,136	331	29.14
Other	4,815	4,648	167	3.59	4,648	4,861	(213)	(4.38)

Total	$35,300	$33,860	$1,440	4.25%	$33,860	$34,073	$(213)	(0.63)%

Salaries and Employee Benefits. The increase in salary and employee benefits for 2018 and 2017 is due to merit pay increases and an increase in number of employees.

Occupancy and Equipment. The increase in occupancy and equipment is primarily attributable to an increase in depreciation expense in 2018 and an increase in maintenance on equipment and building in 2018 when compared to 2017. The Company did not have any significant changes for 2017 compared to 2016.

Foreclosed Property. The decrease in foreclosed property and repossession expense for 2018 and 2017 is primarily attributable to the decrease in the volume of OREO.

Advertising. The Bank did not have any significant changes for 2018 compared to 2017. The decrease in advertising expense for 2017 is due to management changing its approach to advertising by decreasing its television ads.

Software and Data Processing. The increase in software and data processing is primarily attributable to the Company changing its information technology processes from an in-house approach to outsourcing with our core processing provider during the first quarter of 2018. With this change, the company has shown a decrease of $400 thousand in software expense in 2018 that was offset by an increase of $629 thousand in data processing expense in 2018 compared to 2017. The Company did not have any significant changes for 2017 compared to 2016.

ATM/Card Processing. The increase is proportional to the Bank’s increase in deposits and to ATM and debit card interchange fees.

Other. The increase in other expenses is primarily attributable to conversion expenses of $225 thousand for 2018. These expenses stem from our branch acquisition of the Albany, Georgia branch from Planters First Bank and from our pending acquisition of LBC Bancshares. The Company did not have any significant changes for 2017 compared to 2016.

Part II (Continued)

Item 7 (Continued)

Sources and Uses of Funds

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the assets in which those funds are invested as a percentage of the Company’s average total assets for the period indicated. Average assets totaled $1.20 billion in 2018 compared to $1.20 billion in 2017 and $1.16 billion in 2016.

	2018		2017		2016
Sources of Funds:
Deposits:
Noninterest-Bearing	$173,688	14.45%	$158,924	13.24%	$140,338	12.1%
Interest-Bearing	861,130	71.65%	871,561	72.59%	853,368	73.3%
Federal Funds Purchased and Repurchase Agreements	261	0.02%	178	0.01%	35	-%
Subordinated Debentures and Other Borrowed Money	74,088	6.17%	75,617	6.30%	66,699	5.7%
Other Noninterest-Bearing Liabilities	3,229	0.27%	3,306	0.28%	3,309	0.3%
Equity Capital	89,478	7.44%	91,045	7.58%	100,114	8.6%

Total	$1,201,874	100.00%	$1,200,631	100.00%	$1,163,863	100.0%

Uses of Funds:
Loans (Net of Allowance)	$764,992	63.65%	$754,112	62.81%	$751,777	64.6%
Investment Securities	346,415	28.82%	347,100	28.91%	303,797	26.1%
Federal Funds Sold	-	-%	-	-%	-	-%
Interest-Bearing Deposits	27,072	2.25%	20,920	1.74%	23,167	2.0%
Other Interest-Earning Assets	3,222	0.27%	3,126	0.26%	2,854	0.2%
Other Noninterest-Earning Assets	60,173	5.01%	75,373	6.28%	82,268	7.1%

Total	$1,201,874	100.00%	$1,200,631	100.00%	$1,163,863	100.0%

Deposits continue to be the Company’s primary source of funding. Over the comparable periods, the relative mix of deposits continues to be high in interest-bearing deposits. Interest-bearing deposits totaled 83.22 percent of total average deposits in 2018 compared to 84.6 percent in 2017 and 85.9 percent in 2016.

The Company primarily invests funds in loans and securities. Loans continue to be the largest component of the Company’s mix of invested assets. Loan demand increased in 2018 as total loans were $782.0 million at December 31, 2018, up 2.19 percent, compared to loans of $765.3 million at December 31, 2017, which increased 1.46 percent, compared to loans of $754.3 million at December 31, 2016. See additional discussion regarding the Company’s loan portfolio in the section captioned “Loans” on the following page. The majority of funds provided by deposits have been invested in loans and securities.

Part II (Continued)

Item 7 (Continued)

Loans

The following table presents the composition of the Company’s loan portfolio as of December 31 for the past five years.

	2018	2017	2016	2015	2014
Commercial and Agricultural
Commercial	$57,410	$48,122	$47,025	$47,782	$50,960
Agricultural	16,799	16,443	17,080	19,193	16,689

Real Estate
Commercial Construction	47,849	45,214	30,358	40,107	51,259
Residential Construction	12,500	8,583	11,830	9,413	11,221
Commercial	373,534	351,172	349,090	346,262	332,231
Residential	187,714	194,049	195,580	197,002	203,753
Farmland	62,709	67,768	66,877	61,780	49,951

Consumer and Other
Consumer	18,485	18,956	19,695	20,605	22,820
Other	5,027	14,977	16,748	16,492	7,210
	782,027	765,284	754,283	758,636	746,094

Unearned Interest and Fees	(501)	(495)	(361)	(357)	(362)
Allowances for Loan Losses	(7,277)	(7,508)	(8,923)	(8,604)	(8,802)

Loans	$774,249	$757,281	$744,999	$749,675	$736,930

The following table presents total loans as of December 31, 2018 according to maturity distribution and/or repricing opportunity on adjustable rate loans.

Maturity and Repricing Opportunity

One Year or Less	$292,508
After One Year through Three Years	291,464
After Three Years through Five Years	153,625
Over Five Years	44,430

$782,027

Overview. Loans totaled $782.0 million at December 31, 2018 up 2.19 percent from 765.3 million at December 31, 2017. The majority of the Company’s loan portfolio is comprised of the real estate loans. Commercial and residential real estate which is primarily 1-4 family residential properties and nonfarm nonresidential properties, made up 71.77 percent and 71.24 percent of total loans, real estate construction loans made up 7.72 percent and 7.03 percent while commercial and agricultural loans made up 9.49 percent and 8.44 percent of total loans at December 31, 2018 and December 31, 2017, respectively.

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

Commercial and Agricultural. Commercial and agricultural loans at December 31, 2018 increased 14.94 percent to $74.2 million from December 31, 2017 at $64.6 million. The Company’s commercial and agricultural loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Company’s loan policy guidelines.

Part II (Continued)

Item 7 (Continued)

Real Estate.  Commercial and residential construction loans increased by $6.5 million, or 12.18 percent, at December 31, 2018 to $60.3 million from $53.8 million at December 31, 2017. This increase is partially due to new construction loans being financed during the year that were not completed by the end of the year.  Commercial real estate increased $22.3 million or 6.37 percent at December 31, 2018 to $373.5 million from $351.2 million at December 31, 2017.

Other.  Other loans at December 31, 2018 decreased 66.44 percent to $5.0 million from $15.0 million at December 31, 2017.

Industry Concentrations. As of December 31, 2018 and December 31, 2017, there were no concentrations of loans within any single industry in excess of 10 percent of total loans, as segregated by Standard Industrial Classification code (“SIC code”). The SIC code is a federally designed standard industrial numbering system used by the Company to categorize loans by the borrower’s type of business. The Company has established industry-specific guidelines with respect to maximum loans permitted for each industry with which the Company does business.

Collateral Concentrations. Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions. The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk, particularly with the current economic downturn in the real estate market. At December 31, 2018, approximately 87.50 percent of the Company’s loan portfolio was concentrated in loans secured by real estate. A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector. In addition, a large portion of the Company’s foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions. Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis. In the recent year, we have seen real estate values stabilizing in our markets. The stabilization of rates has resulted in a decrease in the number of loans being classified as impaired over the past several years.

Large Credit Relationships. The Company is currently in eighteen counties in central, south and coastal Georgia and includes metropolitan markets in Dougherty, Lowndes, Houston, Chatham and Muscogee counties. As a result, the Company originates and maintains large credit relationships with several commercial customers in the ordinary course of business. The Company considers large credit relationships to be those with commitments equal to or in excess of $5.0 million prior to any portion being sold. Large relationships also include loan participations purchased if the credit relationship with the agent is equal to or in excess of $5.0 million. In addition to the Company’s normal policies and procedures related to the origination of large credits, the Company’s Executive Loan Committee and Director Loan Committee must approve all new and renewed credit facilities which are part of large credit relationships. The following table provides additional information on the Company’s large credit relationships outstanding at December 31, 2018 and December 31, 2017.

	December 31, 2018			December 31, 2017
		Period End Balances			Period End Balances
	Number of			Number of
	Relationships	Committed	Outstanding	Relationships	Committed	Outstanding

Large Credit Relationships:
$10 million or greater	3	$35,394	$32,445	1	$11,541	$8,718
$5 million to $9.9 million	24	123,331	103,124	15	98,718	89,556

Part II (Continued)

Item 7 (Continued)

Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table presents the maturity distribution of the Company’s loans at December 31, 2018. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate.

	Due in One Year or Less	After One, but Within Three Years	After Three, but Within Five Years	After Five Years	Total

Loans with fixed interest rates	$202,593	$236,263	$120,338	$33,294	$592,488
Loans with floating interest rates	89,915	55,201	33,287	11,136	189,539

Total	$292,508	$291,464	$153,625	$44,430	$782,027

The Company may renew loans at maturity when requested by a customer whose financial strength appears to support such renewal or when such renewal appears to be in the Company’s best interest. In such instances, the Company generally requires payment of accrued interest and may adjust the rate of interest, require a principal reduction or modify other terms of the loan at the time of renewal.

Part II (Continued)

Item 7 (Continued)

Nonperforming Assets and Potential Problem Loans

Year-end nonperforming assets and accruing past due loans were as follows:

	2018	2017	2016	2015	2014

Loans Accounted for on Nonaccrual	$9,482	$7,503	$12,350	$14,408	$18,334
Loans Accruing Past Due 90 Days or More	-	-	-	8	7
Other Real Estate Foreclosed	1,841	4,256	6,439	8,839	10,402
Securities Accounted for on Nonaccrual	-	-	-	-	-
Total Nonperforming Assets	$11,323	$11,759	$18,789	$23,255	$28,743

Nonperforming Assets by Segment
Construction and Land Development	$883	$2,630	$3,376	$7,106	$9,655
1-4 Family Residential	3,299	3,309	4,375	4,197	8,237
Multifamily Residential	-	-	-	-	173
Nonfarm Residential	3,821	3,796	9,182	9,908	8,375
Farmland	2,053	839	800	1,103	1,449
Commercial and Consumer	1,267	1,185	1,056	941	854
Total Nonperforming Assets	$11,323	$11,759	$18,789	$23,255	$28,743

Nonperforming Assets as a Percentage of:
Total Loans and Foreclosed Assets	1.44%	1.53%	2.47%	3.03%	3.80%
Total Assets	0.90%	0.95%	1.55%	1.98%	2.51%
Nonperforming Loans as a Percentage of:
Total Loans	1.21%	0.98%	1.64%	1.90%	2.46%

Supplemental Data:
Trouble Debt Restructured Loans In Compliance with Modified Terms	$14,128	$18,363	$17,992	$19,375	$19,229
Trouble Debt Restructured Loans Past Due 30-89 Days	864	131	319	344	757
Accruing Past Due Loans:
30-89 Days Past Due	8,234	4,558	4,469	10,959	9,701
90 or More Days Past Due	-	-	-	8	7
Total Accruing Past Due Loans	$8,234	$4,558	$4,469	$10,967	$9,708

Allowance for Loan Losses	$7,277	$7,508	$8,923	$8,604	$8,802
ALLL as a Percentage of:
Total Loans	0.93%	0.98%	1.18%	1.13%	1.18%
Nonperforming Loans	76.74%	100.06%	72.25%	59.68%	47.99%

Nonperforming assets include nonaccrual loans, loans past due 90 days or more, foreclosed real estate and nonaccrual securities. Nonperforming assets at December 31, 2018 decreased 3.71 percent from December 31, 2017.

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

	2018		2017		2016		2015		2014
	Reserve	%*	Reserve	%*	Reserve	%*	Reserve	%*	Reserve	%*

Commercial and Agricultural
Commercial	$370	7%	$447	6%	$456	6%	$855	6%	$497	7%
Agricultural	248	2%	186	2%	168	2%	203	3%	304	2%

Real Estate
Commercial Construction	115	6%	1,216	6%	323	4%	691	5%	1,223	7%
Residential Construction	16	2%	-	1%	13	2%	20	1%	138	1%
Commercial	4,549	48%	3,874	46%	5,751	46%	3,851	46%	3,665	45%
Residential	1,181	24%	968	25%	1,396	26%	1,990	26%	2,425	27%
Farmland	702	8%	780	9%	722	9%	912	8%	104	7%

Consumer and Other
Consumer	86	2%	34	3%	80	3%	63	3%	67	3%
Other	10	1%	3	2%	14	2%	19	2%	379	1%
	$7,277	100%	$7,508	100%	$8,923	100%	$8,604	100%	$8,802	100%

*	Percentage represents the loan balance in each category expressed as a percentage of total end of period loans.

Part II (Continued)

Item 7 (Continued)

The following table presents an analysis of the Company’s loan loss experience for the periods indicated.

	2018	2017	2016	2015	2014

Allowance for Loan Losses at Beginning of Year	$7,508	$8,923	$8,604	$8,802	$11,806

Charge-Offs
Commercial	124	299	305	455	625
Agricultural	123	159	19	5	-
Commercial Construction	-	52	25	98	1,543
Residential Construction	-	-	-	-	-
Commercial	257	966	992	275	1,327
Residential	162	1,048	362	930	1,034
Farmland	-	61	120	40	233
Consumer	299	330	265	255	342
Other	-	-	-	25	-

	$965	$2,915	$2,088	$2,083	$5,104

Recoveries
Commercial	139	137	67	52	76
Agricultural	22	4	4	3	3
Commercial Construction	155	266	814	486	485
Residential Construction	-	-	-	-	-
Commercial	40	527	206	270	90
Residential	91	82	50	110	31
Farmland	12	17	145	20	20
Consumer	72	75	53	62	72
Other	2	2	6	16	15

	533	1,110	1,345	1,019	792

Net Charge-Offs	432	1,805	743	1,064	4,312

Provision for Loans Losses	201	390	1,062	866	1,308

Allowance for Loan Losses at End of Year	$7,277	$7,508	$8,923	$8,604	$8,802

Ratio of Net Charge-Offs to Average Loans	0.06%	0.24%	0.10%	0.14%	0.58%

The allowance for loan losses decreased from $7.51 million, or 0.98 percent of total loans at December 31, 2017 to $7.28 million, or 0.93 percent of total loans at December 31, 2018. The provision for loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors. Significant changes in the allowance during 2018 was the reduction in the net charge-offs in 2018 to $432 thousand from $1.81 million in 2017, or a decrease of $1.37 million. Significant changes in the allowance during 2017 was the increase in the net charge-offs in 2017 to $1.81 million from $743 thousand in 2016. The Company believes that collection efforts have reduced impaired loans and the reduction in net charge-offs runs parallel with the improvement in the substandard assets. As we have seen stabilization in the economy and the housing and real estate market, we expect continued improvement in our substandard assets, including net charge-offs. There were no charge-offs or recoveries related to foreign loans during any of the periods presented.

Part II (Continued)

Item 7 (Continued)

Investment Portfolio

The following table presents carrying values of investment securities held by the Company as of December 31, 2018, 2017 and 2016.

	2018	2017	2016

State, County and Municipal	$3,989	$4,493	$4,561
Mortgage-Backed Securities	346,205	346,723	319,097
Corporate	2,872	2,060	-
Asset-Backed	-	971	-
Total Investment Securities and
Mortgage-Backed Securities	$353,066	$354,247	$323,658

The following table represents expected maturities and weighted-average yields of investment securities held by the Company as of December 31, 2018. (Mortgage-backed securities are based on the average life at the projected speed, while State and Political Subdivisions reflect anticipated calls being exercised.)

			After 1 Year But		After 5 Years But
	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Mortgage-Backed Securities	$19,993	3.21%	$183,040	2.12%	$121,252	2.63%	$21,920	3.18%
Obligations of State and
Political Subdivisions	1,003	2.44	2,730	2.39	-	-	256	4.03
Corporate	-	-	2,872	3.75	-	-	-	-

Total Investment Portfolio	$20,996	3.17%	$188,642	2.15%	$121,252	2.63%	$22,176	3.19%

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

At December 31, 2018, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10 percent of the Company’s stockholders’ equity.

The average yield of the securities portfolio was 2.24 percent in 2018 compared to 2.00 percent in 2017 and 1.79 percent in 2016. The increase in the average yield from 2017 to 2018 was primarily attributed to the purchase of new securities which have a higher yield. The increase in the average yield from 2016 to 2017 was primarily attributed to the purchase of new securities which have a higher yield.

Part II (Continued)

Item 7 (Continued)

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the years 2018, 2017 and 2016.

	2018		2017		2016
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-Bearing
Demand Deposits	$173,688		$158,924		$140,338
Interest-Bearing
Demand and Savings	534,887	0.52%	517,974	0.37%	469,740	0.36%
Time Deposits	326,243	1.01%	353,587	0.81%	383,628	0.80%

Total Deposits	$1,034,818	0.59%	$1,030,485	0.46%	$993,706	0.48%

The following table presents the maturities of the Company’s time deposits as of December 31, 2018.

	Time	Time
	Deposits	Deposits
	$250,000	Less Than
	or Greater	$250,000	Total

Months to Maturity
3 or Less	$6,779	$53,625	$60,404
Over 3 through 6	7,658	43,084	50,742
Over 6 through 12	26,667	103,553	130,220
Over 12 Months	12,777	86,888	99,665

	$53,881	$287,150	$341,031

Average deposits increased $4.33 million in 2018 compared to 2017 and increased $36.78 million in 2017 compared to 2016. The increase in 2018 included $16.91 million, or 3.27 percent in interest-bearing demand and savings deposits while, at the same time noninterest bearing deposits increased $14.76 million, or 9.29 percent and time deposits decreased $27.34 million, or 7.73 percent. The increase in 2017 included $48.23 million, or 10.27 percent in interest-bearing demand and savings deposits while, at the same time noninterest bearing deposits increased $18.59 million, or 13.24 percent and time deposits decreased $30.04 million, or 7.83 percent. Accordingly, the ratio of average noninterest-bearing deposits to total average deposits was 16.78 percent in 2018, 15.42 percent in 2017 and 14.12 percent in 2016. The general increase in market rates in 2018 had the effect of (i) increasing the average cost of interest-bearing deposits by 13 basis points in 2018 compared to 2017 and (ii) offset a portion of the impact of increasing yields on interest-earning assets on the Company’s net interest income in 2018. The general decrease in market rates in 2017 had the effect of (i) decreasing the average cost of interest-bearing deposits by 2 basis points in 2017 compared to 2016 and (ii) mitigating a portion of the impact of decreasing yields on interest-earning assets in the Company’s net interest income in 2017.

Part II (Continued)

Item 7 (Continued)

Total average interest-bearing deposits decreased $10.43 million, or 1.20 percent in 2018 compared to 2017 and increased $18.19 million, or 2.13 percent in 2017 compared to 2016. The decrease in 2018 was primarily attributable to the decrease in time deposits, and for 2017, the increase was primarily attributable to the increase in interest-bearing demand and savings accounts.

The Company supplements deposit sources with brokered deposits. As of December 31, 2018, the Company had $80.54 million, or 7.42 percent of total deposits, in brokered certificates of deposit attracted by external third parties. Additional information is provided in the Notes to Consolidated Financial Statements for Deposits.

Off-Balance-Sheet Arrangements, Commitments, Guarantees, and Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of December 31, 2018. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amounts of these commitments do not necessarily reflect future cash requirements. The off-balance-sheet arrangements for loan commitments consist of approximately $12 million in 1-4 residential home equity and construction loans, $22 million in commercial real estate construction loans, $22 million in commercial/industrial loans and $43 million in the overdraft privilege program.

	Payments Due by Period

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Contractual Obligations:
Subordinated Debentures	$24,229	$-	$-	$-	$24,229
Federal Home Loan Bank Advances	44,000	5,000	2,500	24,000	12,500
Operating Leases	186	63	84	39	-
Deposits with Stated Maturity Dates	341,031	241,366	82,412	17,212	41

	409,446	246,429	84,996	41,251	36,770

Other Commitments:
Loan Commitments	98,736	98,736	-	-	-
Standby Letters of Credit	1,525	1,525	-	-	-

	100,261	100,261	-	-	-
Total Contractual Obligations and
Other Commitments	$509,707	$346,690	$84,996	$41,251	$36,770

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

Loan Commitments. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses. Loan commitments outstanding at December 31, 2018 are included in the preceding table.

Standby Letters of Credit. Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. The Company’s policies generally require that standby letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit outstanding at December 31, 2018 are included in the preceding table.

Capital and Liquidity

At December 31, 2018, shareholders’ equity totaled $95.69 million compared to $90.32 million at December 31, 2017. In addition to net income of $11.92 million, other significant changes in shareholders’ equity during 2018 included $1.69 million of dividends declared on common stock, $3.17 million repurchase of warrants and the issuance of approximately $6 thousand in shares of restricted stock. The accumulated other comprehensive loss component of stockholders’ equity totaled $(8.19) million at December 31, 2018 compared to $(6.49) million at December 31, 2017. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale. Under regulatory requirements, the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items.

Tier 1 capital consists of common stock and qualifying preferred stockholders’ equity less goodwill and disallowed deferred tax assets. Tier 2 capital consists of certain convertible, subordinated and other qualifying debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets. The Company has no Tier 2 capital other than the allowance for loan losses.

Using the capital requirements presently in effect, the Tier 1 ratio as of December 31, 2018 was 15.00 percent and total Tier 1 and 2 risk-based capital was 15.86 percent. Both of these measures compare favorably with the regulatory minimum of 6 percent for Tier 1 and 8 percent for total risk-based capital. The Company’s common equity Tier 1 ratio as of December 31, 2018 was 12.22, which exceeds the regulatory minimum of 4.50 percent. The Company’s Tier 1 leverage ratio as of December 31, 2018 was 10.24 percent, which exceeds the required ratio standard of 4 percent.

Part II (Continued)

Item 7 (Continued)

For 2017, average capital was $89.48 million, representing 7.44 percent of average assets for the year. This compares to 7.58 percent for 2017.

For 2018, the Company did not have any material commitments for capital expenditures.

On August 23, 2018, the Company granted 5,650 restricted shares of common stock to T. Heath Fountain, President and Chief Executive Officer, as part of his employment agreement. The restricted shares will vest over a three year period.

The Company reinstated payment of common stock dividends in 2017. A cash dividend of $1.69 million paid in 2018 and a cash dividend of $844 thousand paid in 2017.

The Company declared dividends of $211 thousand on preferred stock during 2017. The Company redeemed the remaining $9.36 million in preferred stock in 2017. In 2018, the Company repurchased $3.17 million of warrants. Additional information is provided in the Notes to the Consolidated Financial Statements for Preferred Stock.

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

The investment portfolio provides a ready means to raise cash if liquidity needs arise. As of December 31, 2018, the available for sale bond portfolio totaled $353.1 million. At December 31, 2017, the available for sale bond portfolio totaled $354.2 million. Only marketable investment grade bonds are purchased. Although approximately half of the Bank’s bond portfolio is encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it primarily determines the Company’s liquidity posture. Colony had ratios of loans to deposits of 72.0 percent as of December 31, 2018 and 71.6 percent as of December 31, 2017. Management employs alternative funding sources when deposit balances will not meet loan demands. The ratios of loans to all funding sources (excluding Subordinated Debentures) at December 31, 2018 and December 31, 2017 were 69.2 percent and 68.6 percent, respectively. Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources. The stability of the Banks’ core deposit base is an important factor in Colony’s liquidity position. A heavy percentage of the deposit base is comprised of accounts of individuals and small businesses with comprehensive banking relationships and limited volatility. At December 31, 2018 and December 31, 2017, the Bank had $53.9 million and $38.9 million, respectively, in certificates of deposit of $250,000 or more. These larger deposits represented 5.0 percent and 3.6 percent of respective total deposits. Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed. Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

Part II (Continued)

Item 7 (Continued)

The Company supplemented deposit sources with brokered deposits. As of December 31, 2018, the Company had $80.5 million or 7.42 percent of total deposits in CDARS. Additional information is provided in the Notes to the Consolidated Financial Statements regarding these brokered deposits. Additionally, the Company uses external deposit listing services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed. The deposits obtained from listing services are often referred to as wholesale or Internet CDs. As of December 31, 2018, the Company had $7.3 million, or 0.7 percent of total deposits, in internet certificates of deposit obtained through deposit listing services.

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

Interest rate risk is the change in value due to changes in interest rates. The Company is exposed only to U.S. dollar interest rate changes and, accordingly, the Company manages exposure by considering the possible changes in the net interest margin. The Company does not have any trading instruments nor does it classify any portion of its investment portfolio as held for trading. The Company does not engage in any hedging activity or utilize any derivatives. The Company has no exposure to foreign currency exchange rate risk, commodity price risk and other market risks. Interest rate risk is addressed by our Risk Management Committee which includes senior management representatives. The Risk Management Committee monitors interest rate risk by analyzing the potential impact to the net portfolio of equity value and net interest income from potential changes to interest rates and considers the impact of alternative strategies or changes in balance sheet structure.

Interest rates play a major part in the net interest income of financial institutions. The repricing of interest earnings assets and interest-bearing liabilities can influence the changes in net interest income. The timing of repriced assets and liabilities is Gap management and our Company has established its policy to maintain a Gap ratio in the one-year time horizon of .80 to 1.20.

Our exposure to interest rate risk is reviewed at least quarterly by our Board of Directors and by our Risk Management Committee. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine our change in net portfolio value in the event of assumed changes in interest rates. In order to reduce the exposure to interest rate fluctuations, we have implemented strategies to more closely match our balance sheet composition. The Company has engaged FTN Financial to run a quarterly asset/liability model for interest rate risk analysis. We are generally focusing our investment activities on securities with terms or average lives in the 3 ½ - 5 ½ year range.

Market risk reflects the risk of economic loss resulting from adverse changes in market prices and interest rates. This risk of loss can be reflected in either reduced current market values or reduced current and potential net income. Colony’s most significant market risk is interest rate risk. This risk arises primarily from Colony’s extension of loans and acceptance of deposits.

Managing interest rate risk is a primary goal of the asset liability management function. Colony attempts to achieve stability in net interest income while limiting volatility arising from changes in interest rates. Colony seeks to achieve this goal by balancing the maturity and repricing characteristics of assets and liabilities. Colony manages its exposure to fluctuations in interest rates through policies established by the Risk Management Committee and approved by the Board of Directors. The Risk Management Committee meets at least quarterly and has responsibility for developing asset liability management policies, reviewing the interest rate sensitivity of Colony, and developing and implementing strategies to improve balance sheet structure and interest rate risk positioning.

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

The magnitude and velocity of rate changes among the various asset and liability groups exhibit different characteristics for each possible interest rate scenario; additionally, customer loan and deposit preferences can vary in response to changing interest rates. Simulation modeling enables Colony to capture the expected effect of these differences. Assumptions utilized in the model are updated on an ongoing basis and are reviewed and approved by the Risk Management Committee of the Board of Directors.

Colony has modeled its baseline net interest income forecast assuming a flat interest rate environment with the federal funds rate at the Federal Reserve's current targeted range of 2.25% to 2.50% and the current prime rate of 5.50%. Colony has modeled the impact of a gradual increase in short-term rates of 100 and 200 basis points and a decline of 100 basis points to determine the sensitivity of net interest income for the next twelve months. As illustrated in the table below, the net interest income sensitivity model indicates that, compared with a net interest income forecast assuming stable rates, net interest income is projected to increase by 1.46% and increase by 2.36% if interest rates increased by 100 and 200 basis points, respectively. Net interest income is projected to decline by 2.86% if interest rates decreased by 100 basis points. These changes were within Colony’s policy limit of a maximum 15% negative change.

Twelve Month Net Interest Income Sensitivity

	Estimated Change in Net Interest Income As of December 31,
Change in Short-term Interest Rates (in basis points)	2018	2017
+200	2.36%	0.27%
+100	1.46%	0.58%
Flat	-%	-%
-100	-2.86%	-2.57%

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

As illustrated in the table below, the economic value of equity model indicates that, compared with a valuation assuming stable rates, EVE is projected to increase by 7.32% and 12.20%, assuming an immediate and sustained increase in interest rates of 100 and 200 basis points, respectively. The primary reason for the increase in asset sensitivity from the prior year is a more aggressive assumption regarding non-maturity deposit durations. Assuming an immediate 100 basis point decline in rates, EVE is projected to be -10.74%. These changes were within Colony’s policy except in the -100 basis point change, which limits the maximum negative change in EVE to 10% of the base EVE. We believe this projection outside of policy is mitigated by the unlikely reduction in interest rates due to the current rate environment.

Economic Value of Equity Sensitivity

	Estimated Change in EVE As of December 31,
Immediate Change in Interest Rates (in basis points)	2018	2017
+200	12.20%	13.13%
+100	7.32%	7.93%
-100	-10.74%	-11.73%

Colony is also subject to market risk in certain of its fee income business lines. Mortgage banking income is subject to market risk. Mortgage loan originations are sensitive to levels of mortgage interest rates and therefore, mortgage banking income could be negatively impacted during a period of rising interest rates. The extension of commitments to customers to fund mortgage loans also subjects Colony to market risk. This risk is primarily created by the time period between making the commitment and closing and delivering the loan. Colony seeks to minimize this exposure by utilizing various risk management tools, the primary of which are forward sales commitments and best efforts commitments.

Part II (Continued)

Item 7 (Continued)

The following table is an analysis of the Company’s interest rate-sensitivity position at December 31, 2018. The interest-bearing rate-sensitivity gap, which is the difference between interest-earning assets and interest-bearing liabilities by repricing period, is based upon maturity or first repricing opportunity, along with a cumulative interest rate-sensitivity gap. It is important to note that the table indicates a position at a specific point in time and may not be reflective of positions at other times during the year or in subsequent periods. Major changes in the gap position can be, and are, made promptly as market outlooks change.

	Assets and Liabilities Repricing Within
	3 Months	4 to 12		1 to 5	Over 5
	or Less	Months	1 Year	Years	Years	Total

INTEREST-EARNING ASSETS:
Interest-Bearing Deposits	$49,779	$-	$49,779	$-	$-	$49,779
Investment Securities	5,348	3,789	9,137	176,889	167,040	353,066
Loans, Net of Unearned Income	156,826	135,181	292,007	445,089	44,430	781,526
Other Interest- Earning Assets	2,978	-	2,978	-	-	2,978

Total Interest-Earning Assets	$214,931	$138,970	$353,901	$621,978	$211,470	$1,187,349

INTEREST-BEARING LIABILITIES:
Interest-Bearing Demand Deposits (1)	471,794	-	471,794	-	-	471,794
Savings (1)	79,453	-	79,453	-	-	79,453
Time Deposits	60,404	180,962	241,366	99,624	41	341,031
Other Borrowings	-	5,000	5,000	26,500	12,500	44,000
Subordinated Debentures	24,229	-	24,229	-	-	24,229

Total Interest-Bearing Liabilities	635,880	185,962	821,842	126,124	12,541	960,507

Interest Rate-Sensitivity Gap	(420,949)	(46,992)	(467,941)	495,854	198,929	$226,842

Cumulative Interest-Sensitivity Gap	$(420,949)	$(467,941)	$(467,941)	$27,913	$226,842

Interest Rate-Sensitivity Gap as a Percentage of Interest-Earning Assets	(35.45)%	(3.96)%	(39.41)%	41.76%	16.75%

Cumulative Interest Rate-Sensitivity as a Percentage of Interest-Earning Assets	(35.45)%	(39.41)%	(39.41)%	2.35%	19.10%

(1) Interest-bearing Demand and Savings Accounts for repricing purposes are considered to reprice within 3 months or less.

Part II (Continued)

Item 7 (Continued)

The foregoing table indicates that we had a one year negative gap of $467.9 million, or 39.41 percent of total interest-earning assets at December 31, 2018. In theory, this would indicate that at December 31, 2018, $467.9 million more in liabilities than assets would reprice if there were a change in interest rates over the next 365 days. Thus, if interest rates were to decline, the gap would indicate a resulting increase in net interest margin. However, changes in the mix of interest-earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and our supporting liability can vary significantly while the timing of repricing of both the assets and our supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposits.

Gap analysis has certain limitations. Measuring the volume of repricing or maturing assets and liabilities does not always measure the full impact on the portfolio value of equity or net interest income. Gap analysis does not account for rate caps on products; dynamic changes such as increasing prepay speeds as interest rates decrease, basis risk, or the benefit of non-rate funding sources. The majority of our loan portfolio reprices quickly and completely following changes in market rates, while non-term deposit rates in general move slowly and usually incorporate only a fraction of the change in rates. Products categorized as nonrate sensitive, such as our noninterest-bearing demand deposits, in the gap analysis behave like long term fixed rate funding sources. Both of these factors tend to make our actual behavior more asset sensitive than is indicated in the gap analysis. In fact, we experience higher net interest income when rates rise, opposite what is indicated by the gap analysis. Therefore, management uses gap analysis, net interest margin analysis and market value of portfolio equity as our primary interest rate risk management tools. The Company has established its one year gap to be 80 percent to 120 percent. The most recent analysis as of December 31, 2018 indicates a one year gap of 1.14 percent. The analysis reflects slight net interest margin compression in both a declining and increasing interest rate environment. Given that interest rates have shown a gradual increase with the Federal Reserve actions since 2015, the Company is anticipating interest rates to increase in the future though we believe that interest rates will increase slightly in 2019. The Company is focusing on areas to minimize margin compression in the future by minimizing longer term fixed rate loans, shortening on the yield curve with investments, securing longer term FHLB advances, securing certificates of deposit for longer terms and focusing on reduction of nonperforming assets.

The Company utilizes FTN Financial Asset/Liability Management Analysis for a more dynamic analysis of balance sheet structure. The Company has established policies for rate shock per basis point (bp) for earnings at risk for net interest income and for equity at risk. The following table shows the policy limits with the rate shock for earnings at risk and equity at risk as of December 31, 2018.

	Rate Shock	Policy Limit	Immediate Shock (-) decrease bp	Immediate Shock (+) increase bp
Net Interest Income –
Earnings at Risk	+/- 100 bp	+/- 10%	-2.66%	1.24%
	+/- 200 bp	+/- 15%	-7.89	2.36
	+/- 300 bp	+/- 20%	-11.31	2.17
	+/- 400 bp	+/- 25%	-13.29	3.39

Equity at Risk	+/- 100 bp	+/- 10%	-10.74	7.32
	+/- 200 bp	+/- 20%	-25.58	12.20
	+/- 300 bp	+/- 30%	-37.50	15.02
	+/- 400 bp	+/- 40%	-37.34	16.48

Part II (Continued)

Item 7 (Continued)

Return on Assets and Stockholders’ Equity

The following table presents selected financial ratios for each of the periods indicated.

	Years Ended December 31
	2018	2017	2016

Return on Average Assets(1)	0.99%	0.63%	0.62%

Return on Average Equity(1)	13.32%	8.28%	7.17%

Equity to Assets	7.64%	7.33%	7.72%

Common Stock Dividends Declared	$0.20	$0.10	$0.00

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

Item 8

Financial Statements and Supplemental Data

The following consolidated financial statements of the Registrant and its subsidiaries are included on Exhibit 13 of this Annual Report on Form 10-K:

Consolidated Balance Sheets - December 31, 2018 and 2017

Consolidated Statements of Operations - Years Ended December 31, 2018, 2017 and 2016

Consolidated Statements of Comprehensive Income - Years Ended December 31, 2018, 2017 and 2016

Consolidated Statements of Changes in Stockholders’ Equity - Years Ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows - Years Ended December 31, 2018, 2017 and 2016

Notes to Consolidated Financial Statements

Part II (Continued)

Item 8 (Continued)

Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2018 and 2017:

	Three Months Ended
	December 31	September 30	June 30	March 31
	($ in Thousands, Except Per Share Data)
2018
Interest Income	$12,852	$12,251	$12,109	$11,810
Interest Expense	2,454	2,146	1,944	1,681
Net Interest Income	10,398	10,105	10,165	10,129
Provision for Loan Losses	70	61	44	26
Securities Gains	-	-	116	-
Noninterest Income	2,458	2,405	2,208	2,434
Noninterest Expense	9,085	9,078	8,601	8,536
Income Before Income Taxes	3,701	3,371	3,844	4,001
Provision for Income Taxes	736	676	775	813
Net Income	2,965	2,695	3,069	3,188
Preferred Stock Dividends	-	-	-	-
Net Income Available to Common Stockholders	$2,965	$2,695	$3,069	$3,188

Net Income Per Common Share
Basic	$0.35	$0.32	$0.36	$0.38
Diluted	$0.35	$0.32	$0.36	$0.37

2017
Interest Income	$11,679	$11,578	$11,538	$11,121
Interest Expense	1,757	1,735	1,722	1,659
Net Interest Income	9,922	9,843	9,816	9,462
Provision for Loan Losses	55	-	-	335
Securities Gains	-	-	-	-
Noninterest Income	2,517	2,424	2,394	2,400
Noninterest Expense	8,452	8,380	8,620	8,408
Income Before Income Taxes	3,932	3,887	3,590	3,119
Provision for Income Taxes	3,353	1,265	1,157	1,002
Net Income	579	2,622	2,433	2,117
Preferred Stock Dividends	-	-	-	211
Net Income Available to Common Stockholders	$579	$2,622	$2,433	$1,906

Net Income Per Common Share
Basic	$0.06	$0.31	$0.29	$0.23
Diluted	$0.07	$0.30	$0.28	$0.22

Part II (Continued)

Item 9

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company did not change auditors in 2018. In addition, there was no accounting or disclosure disagreement or reportable event with the current auditors that would have required the filing of a report on Form 8-K.

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

During the year ended December 31, 2018, there was not any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Colony’s management assessed the effectiveness of Colony’s internal control over financial reporting as of December 31, 2018 based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (“2013 Framework”). Based on the assessment, management determined that Colony maintained effective internal control over financial reporting as of December 31, 2018.

McNair, McLemore, Middlebrooks & Co., LLC, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of Colony’s internal control over financial reporting as of December 31, 2018. The report, which expresses an unqualified opinion on Colony’s internal control over financial reporting as of December 31, 2018 is included in this Annual Report on Form 10-K.

Colony Bankcorp, Inc.

March 15, 2019

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

10.10	Restricted Stock Award Between T. Heath Fountain and Colony Bankcorp, Inc.
-filed as Exhibit 10.1 to the Registrant’s Registration. Statement on Form S-8 (File No. 000-12436), filed with the Commission on August 23, 2018 and incorporated herein by reference.

13	Consolidated Financial Statements of Colony Bankcorp, Inc. as of December 31, 2018, 2017 and 2016

21	Subsidiaries of the Company

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certificate of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Retention Agreement
-filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (File No. 000-12436), filed with the Commission on October 18, 2016 and incorporated herein, by reference.

99.3	Retention Agreement
-filed as Exhibit 99.3 to the Registrant’s 10-Q for the period ended March 31, 2018 (File No. 000-12436), filed with the Commission on May 4, 2018 and incorporated herein by reference.

99.4	Employment Agreement, Dated July 27, 2018 Between T. Heath Fountain and Colony Bankcorp, Inc.
-filed as Exhibit 99.4 to the Registrant’s 10-Q for the period ended September 30, 2018 (File No. 000-12436), filed with the Commission on November 2, 2018 and incorporated herein by reference.

Part IV (Continued)

Item 15 (Continued)

99.5	Retention Agreement
-filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (File No. 000-12436), filed with the Commission on January 17, 2019 and incorporated herein by reference.

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

COLONY BANKCORP, INC.

/s/ T. Heath Fountain
T. Heath Fountain President/Director/Chief Executive Officer

March 15, 2019
Date

/s/ Terry L. Hester
Terry L. Hester Executive Vice-President/Chief Financial Officer/Director

March 15, 2019
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Mark H. Massee	March 15, 2019
Mark H. Massee, Director	Date

/s/ Jonathan W. R. Ross	March 15, 2019
Jonathan W. R. Ross, Director	Date

/s/ Frederick Dwozan	March 15, 2019
M. Frederick Dwozan, Director	Date

/s/ Scott Lowell Downing	March 15, 2019
Scott Lowell Downing, Director	Date

/s/ Edward P. Loomis	March 15, 2019
Edward P. Loomis, Director	Date