Form 10-Q
period 2019-03-31
COLONY BANKCORP INC
filed 2019-05-08
CIK 711669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019	COMMISSION FILE NUMBER 0-12436

COLONY BANKCORP, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

GEORGIA	58-1492391
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NUMBER)

115 SOUTH GRANT STREET, FITZGERALD, GEORGIA 31750

ADDRESS OF PRINCIPAL EXECUTIVE OFFICES

(229) 426-6000

REGISTRANT’S TELEPHONE NUMBER INCLUDING AREA CODE

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $1.00 per share	CBAN	NASDAQ Global Market

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTIONS 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).

YES              NO X

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

CLASS	OUTSTANDING AT MAY 8, 2019
COMMON STOCK, $1 PAR VALUE	9,498,937

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

PART 1.   FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

THE FOLLOWING FINANCIAL STATEMENTS ARE PROVIDED FOR COLONY BANKCORP, INC. AND ITS WHOLLY-OWNED SUBSIDIARY BANK, COLONY BANK

A.	CONSOLIDATED BALANCE SHEETS – MARCH 31, 2019 (UNAUDITED) AND DECEMBER 31, 2018 (AUDITED).

B.	CONSOLIDATED STATEMENTS OF INCOME – FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (UNAUDITED).

C.	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (UNAUDITED).

D.	CONSOLIDATED STATEMENTS OF CASH FLOWS – FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (UNAUDITED).

THE CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS (CONSISTING SOLELY OF NORMAL RECURRING ADJUSTMENTS) NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED.

THE RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2019 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR THE FULL YEAR.

Part I (Continued)

Item 1

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2019 AND DECEMBER 31, 2018
(DOLLARS IN THOUSANDS)

	March 31, 2019	December 31, 2018
	(Unaudited)	(Audited)
ASSETS

Cash and Cash Equivalents
Cash and Due from Banks	$10,643	$10,377

Interest-Bearing Deposits	75,062	49,779
Investment Securities
Available for Sale, at Fair Value	357,889	353,066

Federal Home Loan Bank Stock, at Cost	2,782	2,978
Loans	779,991	782,027
Allowance for Loan Losses	(6,589)	(7,277)
Unearned Interest and Fees	(513)	(501)
	772,889	774,249
Premises and Equipment	29,541	28,831
Other Real Estate (Net of Allowance of $860 and $877 as of March 31, 2019 and December 31, 2018, Respectively)	1,635	1,841
Goodwill	202	202
Other Intangible Assets	529	556
Other Assets	27,905	29,999
Total Assets	$1,279,077	$1,251,878

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest-Bearing	$199,485	$192,847
Interest-Bearing	912,193	892,278
	1,111,678	1,085,125
Borrowed Money
Subordinated Debentures	24,229	24,229
Other Borrowed Money	39,000	44,000
	63,229	68,229

Other Liabilities	3,104	2,832

Stockholders' Equity
Common Stock, Par Value $1 a Share; Authorized 20,000,000 Shares, Issued 8,444,908 Shares as of March 31, 2019 and December 31, 2018, Respectively	8,445	8,445
Paid-In Capital	25,987	25,978
Retained Earnings	71,661	69,459
Accumulated Other Comprehensive (Loss), Net of Tax Benefits	(5,027)	(8,190)
	101,066	95,692
Total Liabilities and Stockholders' Equity	$1,279,077	$1,251,878

The accompanying notes are an integral part of these statements.

Part I (Continued)

Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended
	March 31, 2019	March 31, 2018
Interest Income
Loans, Including Fees	$10,470	$9,728
Deposits with Other Banks	282	75
Investment Securities
U.S. Government Agencies	2,156	1,911
State, County and Municipal	25	27
Corporate Bonds	27	28
Dividends on Other Investments	53	41
	13,013	11,810
Interest Expense
Deposits	2,122	1,200
Borrowed Money	534	481
	2,656	1,681

Net Interest Income	10,357	10,129
Provision for Loan Losses	131	26
Net Interest Income After Provision for Loan Losses	10,226	10,103

Noninterest Income
Service Charges on Deposits	964	1,101
Other Service Charges, Commissions and Fees	900	789
Mortgage Fee Income	143	149
Other	327	395
	2,334	2,434
Noninterest Expenses
Salaries and Employee Benefits	5,371	4,920
Occupancy and Equipment	1,025	1,046
Other	2,630	2,570
	9,026	8,536

Income Before Income Taxes	3,534	4,001
Income Taxes	699	813
Net Income	$2,835	$3,188

Net Income Per Share of Common Stock
Basic	$0.34	$0.38
Diluted	$0.34	$0.37
Cash Dividends Paid Per Share of Common Stock	$0.075	$0.05
Weighted Average Basic Shares Outstanding	8,440,357	8,439,258
Weighted Average Diluted Shares Outstanding	8,440,357	8,657,379

The accompanying notes are an integral part of these statements.

Part I (Continued)

Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended
	March 31, 2019	March 31, 2018

Net Income	$2,835	$3,188

Other Comprehensive Income:

Gains (Losses) on Securities Arising During the Year	4,004	(3,954)
Tax Effect	(841)	830
Realized Gains on Sale of AFS Securities	-	-
Tax Effect	-	-

Change in Unrealized Gains (Losses) on Securities Available for Sale, Net of Reclassification Adjustment and Tax Effects	3,163	(3,124)

Comprehensive Income	$5,998	$64

The accompanying notes are an integral part of these statements.

Part I (Continued)

Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended
	March 31, 2019	March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,835	$3,188
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation	423	454
Share-based Compensation Expense	8	-
Provision for Loan Losses	131	26
Amortization and Accretion	263	284
(Gain) Loss on Sale of Other Real Estate and Repossessions	5	(114)
Provision for Losses on Other Real Estate	6	-
(Increase) Decrease in Cash Surrender Value of Life Insurance	414	(126)
(Gain) on Sale of Premises & Equipment	(2)	-
Other Prepaids, Deferrals and Accruals, Net	1,101	1,339
	5,184	5,051
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Investment Securities Available for Sale	(14,119)	(3,531)
Proceeds from Maturities, Calls, and Paydowns of Investment Securities:
Available for Sale	13,065	11,930
Interest-Bearing Deposits in Other Banks	(25,284)	(7,499)
Net Loans to Customers	1,085	(3,652)
Purchase of Premises and Equipment	(1,152)	(1,375)
Proceeds from Sale of Other Real Estate and Repossessions	351	909
Redemption (Purchase of) Federal Home Loan Bank Stock	195	(126)
Proceeds from Sale of Premises and Equipment	22	-
	(25,837)	(3,344)
CASH FLOWS FROM FINANCING ACTIVITIES
Noninterest-Bearing Customer Deposits	6,637	(14,173)
Interest-Bearing Customer Deposits	19,915	(1,460)
Dividends Paid for Common Stock	(633)	(422)
Payments on Federal Home Loan Bank Advances	(5,000)	(2,500)
Proceeds from Federal Home Loan Bank Advances	-	5,000
Payments on Other Borrowed Money	-	(1,500)
	20,919	(15,055)

Net Increase (Decrease) in Cash and Cash Equivalents	266	(13,348)
Cash and Cash Equivalents at Beginning of Period	10,377	23,145
Cash and Cash Equivalents at End of Period	$10,643	$9,797

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

The consolidated financial statements in this report are unaudited, except for the December 31, 2018 consolidated balance sheet. All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements, have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results which may be expected for the entire year.

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

Reclassifications

In certain instances, amounts reported in prior years’ consolidated financial statements have been reclassified to conform to statement presentations selected for 2019. Such reclassifications have not affected previously reported stockholders’ equity or net income.

Concentrations of Credit Risk

Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions. The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk. At March 31, 2019, approximately 87 percent of the Company’s loan portfolio was concentrated in loans secured by real estate. A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector. Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.

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

The Company evaluates each held to maturity and available for sale security in a loss position for other-than-temporary impairment (“OTTI”). In estimating other-than-temporary impairment losses, management considers such factors as the length of time and the extent to which the market value has been below cost, the financial condition of the issuer and the Company’s intent to sell and whether it is more likely than not that the Company will be required to sell the security before anticipated recovery of the amortized cost basis. If the Company intends to sell or if it is more likely than not that the Company will be required to sell the security before recovery, the OTTI write-down is recognized in earnings. If the Company does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing credit loss, which is recognized in earnings and an amount related to all other factors, which is recognized in other comprehensive income (loss).

Federal Home Loan Bank Stock

Investment in stock of a Federal Home Loan Bank (“FHLB”) is required for every federally insured institution that utilizes its services. FHLB stock is considered restricted, as defined in the accounting standards. The FHLB stock is reported in the consolidated financial statements at cost. Dividend income is recognized when earned.

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

Goodwill

Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired. Goodwill is assigned to reporting units and tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value.

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

Part I (Continued)

Item 1 (Continued)

(1) Summary of Significant Accounting Policies (Continued)

Bank-Owned Life Insurance

The Company has purchased life insurance on the lives of certain key members of management and directors. The life insurance policies are recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or amounts due that are probable at settlement, if applicable. Increases in the cash surrender value are recorded as other income in the consolidated statements of income. The cash surrender value of the insurance contracts is recorded in other assets on the consolidated balance sheets in the amount of $17,184 and $17,598 as of March 31, 2019 and December 31, 2018, respectively.

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

Changes in Accounting Principles and Effects of New Accounting Pronouncements

ASU 2016-02, Leases (Topic 842). This ASU requires lessees to put most leases on their balance sheets but recognize expenses in the income statement in a manner similar to current accounting treatment. This ASU changes the guidance on sale-leaseback transactions, initial direct costs and lease execution costs, and, for lessors, modifies the classification criteria and the accounting for sales-type and direct financing leases. For public business entities, this ASU is effective for annual periods beginning after December 15, 2018, and interim periods therein. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. ASU 2016-02 was effective for the Company on January 1, 2019. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements as of March 31, 2019. During the second quarter of 2019, the Company had two acquisitions in which both acquired entities have leases. The Company is currently evaluating the impact on its consolidated financial statements stemming from these transactions.

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

ASU 2017-04, Intangibles: Goodwill and Other: Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates Step 2 from the goodwill impairment test to simplify the subsequent measurement of goodwill. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, the income tax effects of tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. ASU 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The standard must be adopted using a prospective basis and the nature and reason for the change in accounting principle should be disclosed upon transition. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in reporting periods beginning after December 15, 2019. Early adoption is permitted on testing dates after January 1, 2017. The Company is currently evaluating the impact this ASU will have on the Company’s Consolidated Financial Statements, but it is not expected to have a material impact.

Part I (Continued)

Item 1 (Continued)

(1) Summary of Significant Accounting Policies (Continued)

Changes in Accounting Principles and Effects of New Accounting Pronouncements (Continued)

ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities. This ASU shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Today, entities generally amortize the premium over the contractual life of the security. The new guidance does not change the accounting for purchased callable debt securities held at a discount; the discount continues to be amortized to maturity. ASU No. 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. ASU 2017-08 was effective for the Company on January 1, 2019. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

ASU 2019-1, Leases (Topic 842): Codification Improvements. ASU 2019-1 amends certain aspects of ASU 2016-02, Leases. This ASU addresses the following issues: (1) determining the fair value of the underlying asset by lessors that are not manufacturers or dealers; (2) statement of cash flow presentation for sales – type and direct financing leases by lessors within the scope of ASC 942, Financial Services – Depository and Lending; and (3) clarification of interim disclosure requirements during transition. ASU 2019-1 is effective for the first and second issues for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted. If an entity early adopts, the ASU will be applied as of the date the entity first applies ASU 2016-02. For the third issue, there is no transition and effective date because the amendments are to the original transition requirements in ASU 2016-02. The Company is currently evaluating the impact this ASU will have on the Company’s Consolidated Financial Statements, but it is not expected to have a material impact.

(2) Business Acquisitions

On October 22, 2018, the Bank completed its acquisition of one branch office and a vacant lot from Planters First Bank (“PFB”) located in Albany, Georgia for a total cash consideration of $10.2 million. The assets and liabilities as of the effective date of the transaction were recorded at their respective estimated fair values. The excess of the purchase price over the net estimated fair values of the acquired assets and liabilities was allocated to identifiable intangible assets with the remaining excess allocated to goodwill. In the periods following the acquisition, the financial statements will include the results attributable to the Albany branch purchase beginning on the date of purchase. For the three months period ended March 31, 2019, the revenues and net loss attributable to the Albany branch were $71 thousand and $75 thousand, respectively. It is impracticable to determine the pro-forma impact to the 2018 revenues and net income if the acquisition had occurred on January 1, 2018 as the Bank does not have access to those records for a single branch.

Part I (Continued)

Item 1 (Continued)

(2) Business Acquisitions (Continued)

The following table provides the purchase price as of acquisition date, the identifiable assets acquired and liabilities assumed at their estimated fair values, and the resulting goodwill of $202 thousand recorded from the acquisition:

Purchase Price Consideration (in thousands):
Cash Consideration	$10,238
Total purchase price for PFB branch acquisition	$10,238

Assets acquired at fair value:
Cash and cash equivalents	$195
Loans	20,430
Premises and equipment, net	773
Core deposit intangible	560
Other assets	123
Total fair value of assets acquired	$22,081

Liabilities assumed at fair value:
Deposits	$12,032
Other liabilities	13
Total fair value of liabilities assumed	$12,045

Net Assets acquired at fair value:	$10,036

Amount of goodwill resulting from acquisition	$202

The total amount of goodwill arising from this transaction of $202 thousand is deductible for tax purposes, pursuant to section 197 of the Internal Revenue Code.

The Bank recorded all loans acquired at the estimated fair value on the purchase date with no carryover of the related allowance for loan losses. The Bank only acquired loans which were deemed to be performing loans with no signs of credit deterioration.

On May 1, 2019, the Company completed its acquisition of LBC Bancshares, Inc. (“LBC”), a bank holding company headquartered in LaGrange, Georgia. Upon consummation of the acquisition, LBC was merged with and into the Company, with Colony as the surviving entity in the merger. At that time, LBC’s wholly owned bank subsidiary, Calumet Bank, was also merged with and into the Bank. The acquisition expanded the Company’s market presence, as Calumet Bank had two full-service banking locations, one each in LaGrange, Georgia and Columbus, Georgia, as well as a loan production office in Atlanta, Georgia. Under the terms of the Merger Agreement, each LBC shareholder will have the option to receive either $23.50 in cash or 1.3239 shares of the Company’s Common Stock in exchange for each share of LBC common stock, subject to customary proration and location procedures, such that 55 percent of LBC shares received the stock consideration and 45 percent received the cash consideration, and at least 50 percent of the merger consideration paid in the Company stock. As a result, the Company issued 1,054,029 common shares at a fair value of $18.7 million and paid $15.3 million in cash to the former shareholders of LBC as merger consideration.

The Company is currently evaluating all fair value adjustments related to this transaction. The purchase price will be allocated among the net assets of LBC acquired as appropriate, with the remaining balance being reported as goodwill. As of March 31, 2019, LBC had total assets of $207.3 million, total loans of $131.9 million, and total deposits of $184.9 million.

On April 16, 2019, the Bank entered into an agreement to acquire PFB Mortgage, the secondary market mortgage business of Planters First Bank for approximately $833 thousand. The transaction, which did not require regulatory approval, closed on May 1, 2019. It included fixed assets and all pipeline loans, and customers will not be affected as loans will close and be processed as normal. Planters First Bank retained closed loans not yet sold (loans held for sale). The Bank is currently evaluating all fair value adjustments related to this transaction. The purchase price will be allocated among the net assets of PFB Mortgage acquired as appropriate, with the remaining balance being reported as goodwill.

Part I (Continued)

Item 1 (Continued)

(3) Investment Securities

Investment securities as of March 31, 2019 and December 31, 2018 are summarized as follows:

March 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U. S. Government Agencies Mortgage-Backed	$357,480	$883	$(7,225)	$351,138
State, County & Municipal	3,873	34	(12)	3,895
Corporate Bonds	2,899	-	(43)	2,856
	$364,252	$917	$(7,280)	$357,889

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U. S. Government Agencies Mortgage-Backed	$356,498	$303	$(10,596)	$346,205
State, County & Municipal	4,008	18	(37)	3,989
Corporate Bonds	2,927	-	(55)	2,872
	$363,433	$321	$(10,688)	$353,066

The amortized cost and fair value of investment securities as of March 31, 2019, by contractual maturity, are shown hereafter. Expected maturities may differ from contractual maturities for certain investments because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This is often the case with mortgage-backed securities, which are disclosed separately in the table below.

	Securities
	Available for Sale
	Amortized Cost	Fair Value

Due In One Year or Less	$351	$351
Due After One Year Through Five Years	4,158	4,129
Due After Five Years Through Ten Years	1,134	1,157
Due After Ten Years	1,129	1,114
	$6,772	$6,751

Mortgage-Backed Securities	357,480	351,138
	$364,252	$357,889

The Bank did not sell any investments during the first three months of 2019 and 2018. Therefore the Bank did not have any proceeds, gains or losses during the first three months of 2019 and 2018.

Investment securities having a carrying value approximating $151,428 and $178,978 as of March 31, 2019 and December 31, 2018, respectively, were pledged to secure public deposits and for other purposes.

Part I (Continued)

Item 1 (Continued)

(3) Investment Securities (Continued)

Information pertaining to securities with gross unrealized losses at March 31, 2019 and December 31, 2018 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

March 31, 2019
U. S. Government Agencies Mortgage-Backed	$12,669	$(66)	$253,449	$(7,159)	$266,118	$(7,225)
State, County and Municipal	-	-	1,600	(12)	1,600	(12)
Corporate Bonds	2,005	(20)	851	(23)	2,856	(43)
	$14,674	$(86)	$255,900	$(7,194)	$270,574	$(7,280)

December 31. 2018
U.S. Government Agencies Mortgage-Backed	$39,083	$(504)	$255,747	$(10,092)	$294,830	$(10,596)
State, County and Municipal	612	(3)	1,882	(34)	2,494	(37)
Corporate Bonds	2,009	(21)	863	(34)	2,872	(55)
	$41,704	$(528)	$258,492	$(10,160)	$300,196	$(10,688)

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

At March 31, 2019, 133 securities have unrealized losses which have depreciated 2.00 percent from the Company’s amortized cost basis. These securities are guaranteed by either the U.S. Government, other governments or U.S. corporations. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary.

Part I (Continued)

Item 1 (Continued)

(4) Loans

The following table presents the composition of loans segregated by class of loans, as of March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
Commercial and Agricultural
Commercial	$51,368	$57,410
Agricultural	15,290	16,799

Real Estate
Commercial Construction	44,305	47,849
Residential Construction	14,947	12,500
Commercial	373,263	373,534
Residential	181,004	187,714
Farmland	64,056	62,709

Consumer and Other
Consumer	17,907	18,485
Other	17,851	5,027

Total Loans	$779,991	$782,027

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

Part I (Continued)

Item 1 (Continued)

(4) Loans (Continued)

The following table presents the loan portfolio by credit quality indicator (risk grade) as of March 31, 2019 and December 31, 2018. Those loans with a risk grade of 1, 2, 3 or 4 have been combined in the pass column for presentation purposes. For the period ending March 31, 2019, the Company did not have any loans classified as “doubtful” or a “loss”.

March 31, 2019
	Pass	Special Mention	Substandard	Total Loans
Commercial and Agricultural
Commercial	$49,378	$1,277	$713	$51,368
Agricultural	13,554	1,215	521	15,290

Real Estate
Commercial Construction	43,876	128	301	44,305
Residential Construction	14,947	-	-	14,947
Commercial	357,401	7,681	8,181	373,263
Residential	166,641	4,147	10,216	181,004
Farmland	59,805	1,825	2,426	64,056

Consumer and Other
Consumer	17,555	91	261	17,907
Other	17,848	-	3	17,851

Total Loans	$741,005	$16,364	$22,622	$779,991

December 31, 2018
	Pass	Special Mention	Substandard	Total Loans
Commercial and Agricultural
Commercial	$55,808	$729	$873	$57,410
Agricultural	15,664	637	498	16,799

Real Estate
Commercial Construction	47,087	45	717	47,849
Residential Construction	12,500	-	-	12,500
Commercial	358,139	7,662	7,733	373,534
Residential	170,050	7,107	10,557	187,714
Farmland	58,713	1,912	2,084	62,709

Consumer and Other
Consumer	18,104	59	322	18,485
Other	5,018	5	4	5,027

Total Loans	$741,083	$18,156	$22,788	$782,027

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

The following table represents an age analysis of past due loans and nonaccrual loans, segregated by class of loans, as of March 31, 2019 and December 31, 2018:

March 31, 2019
	Accruing Loans
		90 Days
	30-89 Days	or More	Total Accruing	Nonaccrual
	Past Due	Past Due	Loans Past Due	Loans	Current Loans	Total Loans
Commercial and Agricultural
Commercial	$106	$-	$106	$537	$50,725	$51,368
Agricultural	22	-	22	504	14,764	15,290

Real Estate
Commercial Construction	22	-	22	40	44,243	44,305
Residential Construction	-	-	-	-	14,947	14,947
Commercial	228	-	228	1,740	371,295	373,263
Residential	2,546	-	2,546	2,569	175,889	181,004
Farmland	929	-	929	2,015	61,112	64,056

Consumer and Other
Consumer	143	-	143	133	17,631	17,907
Other	-	-	-	3	17,848	17,851

Total Loans	$3,996	$-	$3,996	$7,541	$768,454	$779,991

Part I (Continued)

Item 1 (Continued)

(4) Loans (Continued)

December 31, 2018
	Accruing Loans
		90 Days
	30-89 Days	or More	Total Accruing	Nonaccrual
	Past Due	Past Due	Loans Past Due	Loans	Current Loans	Total Loans
Commercial and Agricultural
Commercial	$282	$-	$282	$637	$56,491	$57,410
Agricultural	117	-	117	413	16,269	16,799

Real Estate
Commercial Construction	88	-	88	463	47,298	47,849
Residential Construction	-	-	-	-	12,500	12,500
Commercial	679	-	679	2,966	369,889	373,534
Residential	6,882	-	6,882	2,734	178,098	187,714
Farmland	76	-	76	2,052	60,581	62,709

Consumer and Other
Consumer	110	-	110	213	18,162	18,485
Other	-	-	-	4	5,023	5,027

Total Loans	$8,234	$-	$8,234	$9,482	$764,311	$782,027

Part I (Continued)

Item 1 (Continued)

(4) Loans (Continued)

The following table details impaired loan data as of March 31, 2019:

March 31, 2019
	Unpaid
	Contractual			Average	Interest	Interest
	Principal	Impaired	Related	Recorded	Income	Income
	Balance	Balance	Allowance	Investment	Recognized	Collected

With No Related Allowance Recorded
Commercial	$594	$537	$-	$566	$8	$8
Agricultural	525	504	-	459	11	14
Commercial Construction	107	107	-	120	2	2
Residential Construction	-	-	-	-	-	-
Commercial Real Estate	12,599	12,543	-	12,354	143	145
Residential Real Estate	4,481	3,958	-	4,044	7	59
Farmland	2,017	2,016	-	2,034	-	5
Consumer	134	134	-	173	2	2
Other	3	3	-	3	-	-

	20,460	19,802	-	19,753	173	235

With An Allowance Recorded
Commercial	-	-	-	21	-	-
Agricultural	-	-	-	-	-	-
Commercial Construction	-	-	-	199	-	-
Residential Construction	-	-	-	-	-	-
Commercial Real Estate	1,985	1,985	819	2,838	16	16
Residential Real Estate	267	267	52	271	8	8
Farmland	361	361	34	362	6	6
Consumer	-	-	-	-	-	-
Other	-	-	-	-	-	-

	2,613	2,613	905	3,691	30	30

Total
Commercial	594	537	-	587	8	8
Agricultural	525	504	-	459	11	14
Commercial Construction	107	107	-	319	2	2
Residential Construction	-	-	-	-	-	-
Commercial Real Estate	14,584	14,528	819	15,192	159	161
Residential Real Estate	4,748	4,225	52	4,315	15	67
Farmland	2,378	2,377	34	2,396	6	11
Consumer	134	134	-	173	2	2
Other	3	3	-	3	-	-

	$23,073	$22,415	$905	$23,444	$203	$265

Part I (Continued)

Item 1 (Continued)

(4) Loans (Continued)

The following table details impaired loan data as of December 31, 2018:

December 31, 2018
	Unpaid
	Contractual			Average	Interest	Interest
	Principal	Impaired	Related	Recorded	Income	Income
	Balance	Balance	Allowance	Investment	Recognized	Collected

With No Related Allowance Recorded
Commercial	$595	$595	$-	$526	$21	$24
Agricultural	434	413	-	383	18	25
Commercial Construction	132	132	-	69	8	8
Residential Contruction	-	-		-	-	-
Commercial Real Estate	12,164	12,164	-	11,040	582	583
Residential Real Estate	4,214	4,130	-	4,067	208	213
Farmland	2,054	2,052	-	1,361	53	82
Consumer	213	213	-	197	14	14
Other	4	4	-	1	-	-

	19,810	19,703	-	17,644	904	949

With An Allowance Recorded
Commercial	42	42	6	8	2	2
Agricultural	-	-	-	-	-	-
Commercial Construction	399	399	39	466	-	-
Residential Contruction	-	-	-	-	-	-
Commercial Real Estate	3,691	3,691	1,276	5,121	135	142
Residential Real Estate	274	274	61	98	8	8
Farmland	364	364	36	368	24	25
Consumer	-	-	-	-	-	-
Other	-	-	-	-	-	-

	4,770	4,770	1,418	6,061	169	177

Total
Commercial	637	637	6	534	23	26
Agricultural	434	413	-	383	18	25
Commercial Construction	531	531	39	535	8	8
Residential Contruction	-	-	-	-	-	-
Commercial Real Estate	15,855	15,855	1,276	16,161	717	725
Residential Real Estate	4,488	4,404	61	4,165	216	221
Farmland	2,418	2,416	36	1,729	77	107
Consumer	213	213	-	197	14	14
Other	4	4	-	1	-	-

	$24,580	$24,473	$1,418	$23,705	$1,073	$1,126

Part I (Continued)

Item 1 (Continued)

(4) Loans (Continued)

The following table details impaired loan data as of March 31, 2018:

March 31, 2018
	Unpaid
	Contractual			Average	Interest	Interest
	Principal	Impaired	Related	Recorded	Income	Income
	Balance	Balance	Allowance	Investment	Recognized	Collected

With No Related Allowance Recorded
Commercial	$595	$595	$-	$596	$8	$8
Agricultural	411	390	-	394	8	12
Commercial Construction	42	42	-	48	1	1
Commercial Real Estate	10,438	10,438	-	11,538	118	112
Residential Real Estate	4,379	3,956	-	4,268	46	49
Farmland	873	872	-	855	7	7
Consumer	210	210	-	199	3	3

	16,948	16,503	-	17,898	191	192

With An Allowance Recorded
Commercial	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Commercial Construction	485	485	57	489	1	1
Commercial Real Estate	5,337	5,337	1,662	5,533	53	45
Residential Real Estate	36	36	21	72	1	1
Farmland	369	369	30	371	5	6
Consumer	-	-	-	-	-	-

	6,227	6,227	1,770	6,465	60	53

Total
Commercial	595	595	-	596	8	8
Agricultural	411	390	-	394	8	12
Commercial Construction	527	527	57	537	2	2
Commercial Real Estate	15,775	15,775	1,662	17,071	171	157
Residential Real Estate	4,415	3,992	21	4,340	47	50
Farmland	1,242	1,241	30	1,226	12	13
Consumer	210	210	-	199	3	3

	$23,175	$22,730	$1,770	$24,363	$251	$245

Part I (Continued)

Item 1 (Continued)

(4) Loans (Continued)

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

As discussed in Note 1, Summary of Significant Accounting Policies, once a loan is identified as a TDR, it is accounted for as an impaired loan. The Company had no unfunded commitments to lend to a customer that has a troubled debt restructured loan as of March 31, 2019. The Company had no loan contracts restructured during the three month period ended March 31, 2019 and 2018. Loans modified in a troubled debt restructuring are considered to be in default once the loan becomes 90 days past due. A TDR may cease being classified as impaired if the loan is subsequently modified at market terms and, has performed according to the modified terms for at least six months, and there has not been any prior principal forgiveness on a cumulative basis.

The Company had no loans that subsequently defaulted during the three months ended March 31, 2019. The Company had one loan that subsequently defaulted during the three months ended March 31, 2018. The loan totaling $131,067 failed to continue to perform as agreed and was moved to non-accrual status.

Part I (Continued)

Item 1 (Continued)

(5) Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses, segregated by class of loan, for the three month period ended March 31, 2019 and March 31, 2018. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other loan categories and periodically may result in reallocation within the provision categories.

March 31, 2019
	Beginning				Ending
	Balance	Charge-Offs	Recoveries	Provision	Balance

Commercial and Agricultural
Commercial	$370	$(97)	$6	$(38)	$241
Agricultural	248	-	-	(23)	225

Real Estate
Commercial Construction	115	(29)	17	(88)	15
Residential Construction	16	-	-	(11)	5
Commercial	4,549	(56)	33	(152)	4,374
Residential	1,181	(629)	49	348	949
Farmland	702	(63)	1	48	688

Consumer and Other
Consumer	86	(70)	17	36	69
Other	10	-	2	11	23

	$7,277	$(944)	$125	$131	$6,589

March 31, 2018
	Beginning				Ending
	Balance	Charge-Offs	Recoveries	Provision	Balance

Commercial and Agricultural
Commercial	$447	$(4)	$8	$19	$470
Agricultural	186	(17)	1	32	202

Real Estate
Commercial Construction	1,216	-	20	187	1,423
Residential Construction	-	-	-	-	-
Commercial	3,874	-	4	(551)	3,327
Residential	968	(61)	12	270	1,189
Farmland	780	-	1	24	805

Consumer and Other
Consumer	34	(59)	28	45	48
Other	3	-	-	-	3

	$7,508	$(141)	$74	$26	$7,467

Management continually evaluates the allowance for loan losses methodology seeking to refine and enhance this process as appropriate, and it is likely that the methodology will continue to evolve over time.

Part I (Continued)

Item 1 (Continued)

(5) Allowance for Loan Losses (Continued)

The Company determines its individual reserves during its quarterly review of substandard loans. This process involves reviewing all loans with a risk grade of 6 or greater and an outstanding balance of $250,000 or more, regardless of the loans impairment classification. At March 31, 2019, there were 134 impaired loans totaling $3.9 million below the $250,000 review threshold which were not individually reviewed for impairment. Those loans were subject to the bank’s general loan loss reserve methodology and are included in the “Collectively Evaluated for Impairment” column of the following tables. Likewise, at March 31, 2018, there were 144 impaired loans totaling $3.5 million which were below the $250,000 review threshold and were subject to the bank’s general loan loss reserve methodology and are included in the “Collectively Evaluated for Impairment” column of the following tables.

Since not all loans in the substandard category are considered impaired, this quarterly review process may result in the identification of specific reserves on unimpaired loans. Management considers those loans graded substandard, but not classified as impaired, to be higher risk loans and, therefore, makes specific allocations to the allowance for those loans if warranted. The total of such loans is $10.28 million and $12.70 million as of March 31, 2019 and 2018, respectively. Specific allowance allocations were made for these loans totaling $1.86 million and $1.22 million as of March 31, 2019 and 2018, respectively. Since these loans are not considered impaired, both the loan balance and related specific allocation are included in the “Collectively Evaluated for Impairment” column of the following tables.

Part I (Continued)

Item 1 (Continued)

(5) Allowance for Loan Losses (Continued)

The following tables present breakdowns of the allowance for loan losses, segregated by impairment methodology for March 31, 2019 and 2018:

March 31, 2019
	Ending Allowance Balance			Ending Loan Balance

	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
Commercial and Agricultural
Commercial	$-	$241	$241	$26	$51,342	$51,368
Agricultural	-	225	225	23	15,267	15,290

Real Estate
Commercial Construction	-	15	15	68	44,237	44,305
Residential Construction	-	5	5	-	14,947	14,947
Commercial	819	3,555	4,374	14,107	359,156	373,263
Residential	52	897	949	2,175	178,829	181,004
Farmland	34	654	688	2,102	61,954	64,056

Consumer and Other
Consumer	-	69	69	-	17,907	17,907
Other	-	23	23	-	17,851	17,851

Total End of Period Balance	$905	$5,684	$6,589	$18,501	$761,490	$779,991

March 31, 2018
	Ending Allowance Balance			Ending Loan Balance

	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
Commercial and Agricultural
Commercial	$-	$470	$470	$77	$46,616	$46,693
Agricultural	-	202	202	5	16,346	16,351

Real Estate
Commercial Construction	57	1,366	1,423	485	49,174	49,659
Residential Construction	-	-	-	-	8,145	8,145
Commercial	1,662	1,665	3,327	15,574	338,524	354,098
Residential	21	1,168	1,189	2,023	191,353	193,376
Farmland	30	775	805	1,034	66,077	67,111

Consumer and Other
Consumer	-	48	48	-	18,805	18,805
Other	-	3	3	-	14,259	14,259

Total End of Period Balance	$1,770	$5,697	$7,467	$19,198	$749,299	$768,497

Part I (Continued)

Item 1 (Continued)

(6) Other Real Estate Owned

The aggregate carrying amount of Other Real Estate Owned (“OREO”) at March 31, 2019 and December 31, 2018 was $1,635 and $1,841, respectively. All of the Company’s other real estate owned represents properties acquired through foreclosure or deed in lieu of foreclosure. The following table details the change in OREO for the three months ended March 31, 2019 and the year ended December 31, 2018.

	Three Months Ended	Twelve Months Ended
	March 31, 2019	December 31, 2018

Balance, Beginning	$1,841	$4,256

Additions	144	793
Sales of OREO	(348)	(2,949)
Transfer to Bank Premises	-	(300)
Gains (Losses) on Sale	4	303
Provision for Losses	(6)	(262)

Balance, Ending	$1,635	$1,841

At March 31, 2019, the Company held $359 thousand of residential real estate property as foreclosed property compared to $565 thousand as of December 31, 2018.  Also at March 31, 2019, $157 thousand of consumer mortgage loans collateralized by residential real estate property were in the process of foreclosure according to local requirements of the applicable jurisdictions. At December 31, 2018, only $25 thousand of consumer mortgage loans collateralized by residential real estate property were in the process of foreclosure according to local requirements of the applicable jurisdictions.

(7) Deposits

The aggregate amount of overdrawn deposit accounts reclassified as loan balances totaled $320 thousand and $476 thousand as of March 31, 2019 and December 31, 2018.

Components of interest-bearing deposits as of March 31, 2019 and December 31, 2018 are as follows:

	Three Months Ended	Twelve Months Ended
	March 31, 2019	December 31, 2018

Interest-Bearing Demand	$488,435	$471,794
Savings	85,259	79,453
Time, $250,000 and Over	53,801	53,881
Other Time	284,698	287,150
	$912,193	$892,278

At March 31, 2019 and December 31, 2018, the Company had brokered deposits of $94,620 and $80,535, respectively. All of these brokered deposits represent Certificate of Deposits Account Registry Service (“CDARS”) reciprocal deposits. The CDARS deposits are ones in which customers placed core deposits into the CDARS program for FDIC insurance coverage and the Company receives reciprocal brokered deposits in a like amount. The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $250,000 was approximately $41,242 and $41,104 as of March 31, 2019 and December 31, 2018, respectively. The aggregate amount of certificates of deposit, each with a minimum deposit of $250,000 was $53,801 and $53,881 as of March 31, 2019 and December 31, 2018.

Part I (Continued)

Item 1 (Continued)

(7) Deposits (Continued)

As of March 31, 2019 and December 31, 2018, the scheduled maturities of certificates of deposits are as follows:

Maturity	March 31, 2019	December 31, 2018
One Year and Under	$232,126	$241,366
One to Three Years	91,444	82,412
Three Years and Over	14,929	17,253
	$338,499	$341,031

(8) Other Borrowed Money

Other borrowed money at March 31, 2019 and December 31, 2018 is summarized as follows:

	March 31, 2019	December 31, 2018
Federal Home Loan Bank Advances	$39,000	$44,000

Advances from the Federal Home Loan Bank (“FHLB”) have maturities ranging from 2020 to 2028 and interest rates ranging from 0.98 percent to 3.51 percent. As collateral on the outstanding FHLB advances, the Company has provided a blanket lien on its portfolio of qualifying residential first mortgage loans and commercial loans. At March 31, 2019, the book value of those loans pledged is $109,408. At March 31, 2019, the Company had remaining credit availability from the FHLB of $273,448. The Company may be required to pledge additional qualifying collateral in order to utilize the full amount of the remaining credit line.

The aggregate stated maturities of other borrowed money at March 31, 2019 are as follows:

Year	Amount
2020	$2,500
2021	-
2022	18,000
2023	6,000
2024 and After	12,500
$39,000

The Company also has available federal funds lines of credit with various financial institutions totaling $43,500, none of which were outstanding at March 31, 2019.

The Company has the ability to borrow funds from the Federal Reserve Bank (“FRB”) of Atlanta utilizing the discount window. The discount window is an instrument of monetary policy that allows eligible institutions to borrow money from the FRB on a short-term basis to meet temporary liquidity shortages caused by internal or external disruptions. At March 31, 2019, the Company had borrowing capacity available under this arrangement, with no outstanding balances. The Company would be required to pledge certain available-for-sale investment securities as collateral under this agreement.

(9) Subordinated Debentures (Trust Preferred Securities)

			3 Month	Added	Total		5 Year
Description	Date	Amount	Libor Rate	Points	Rate	Maturity	Call Option
Colony Bankcorp Statutory Trust III	6/17/2004	$4,640	2.61463	2.68	5.29463	6/14/2034	6/17/2009
Colony Bankcorp Capital Trust I	4/13/2006	5,155	2.59175	1.50	4.09175	4/13/2036	4/13/2011
Colony Bankcorp Capital Trust II	3/12/2007	9,279	2.59175	1.65	4.24175	3/12/2037	3/12/2012
Colony Bankcorp Capital Trust III	9/14/2007	5,155	2.75050	1.40	4.15050	9/14/2037	9/14/2012

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

Part I (Continued)

Item 1 (Continued)

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

At March 31, 2019 and December 31, 2018 the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	March 31, 2019	December 31, 2018

Loan Commitments	$120,676	$98,736
Letters of Credit	1,521	1,525

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

The carrying amount, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2019 and December 31, 2018 are as follows:

	Fair Value Measurements at
	March 31, 2019
	Carrying	Estimated	Level	Level	Level
	Value	Fair Value	1	2	3

Assets
Cash and Short-Term Investments	$85,705	$85,705	$85,705	$-	$-
Investment Securities Available for Sale	357,889	357,889	-	353,992	3,897
Federal Home Loan Bank Stock	2,782	2,782	2,782	-	-
Loans, Net	772,889	769,078	-	767,370	1,708
Bank-Owned Life Insurance	17,184	17,184	17,184	-	-

Liabilities
Deposits	1,111,678	1,113,541	773,179	340,362	-
Subordinated Debentures	24,229	24,229	-	24,229	-
Other Borrowed Money	39,000	39,112	-	39,112	-

	Fair Value Measurements at
	December 31, 2018
	Carrying	Estimated	Level	Level	Level
	Value	Fair Value	1	2	3

Assets
Cash and Short-Term Investments	$60,155	$60,155	$60,155	$-	$-
Investment Securities Available for Sale	353,066	353,066	-	348,788	4,278
Federal Home Loan Bank Stock	2,978	2,978	2,978	-	-
Loans, Net	774,249	769,809	-	766,457	3,352
Bank-Owned Life Insurance	17,598	17,598	17,598	-	-

Liabilities
Deposits	1,085,125	1,086,503	744,094	342,409	-
Subordinated Debentures	24,229	24,229	-	24,229	-
Other Borrowed Money	44,000	44,032	-	44,032	-

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

Assets and Liabilities Measured at Fair Value on a Recurring and Nonrecurring Basis – The following table presents the recorded amount of the Company’s assets measured at fair value on a recurring and nonrecurring basis as of March 31, 2019 and December 31, 2018, aggregated by the level in the fair value hierarchy within which those measurements fall. The table below includes only impaired loans with a specific reserve and only other real estate properties with a valuation allowance at March 31, 2019 and at December 31, 2018. Those impaired loans and other real estate properties are shown net of the related specific reserves and valuation allowances.

Part I (Continued)

Item 1 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Total Fair	Identical Assets	Observable	Inputs
March 31, 2019	Value	(Level 1)	Inputs (Level 2)	(Level 3)

Recurring Securities Available for Sale
U.S. Government Agencies Mortgage-Backed	$351,138	$-	$347,456	$3,682
State, County and Municipal	3,895	-	3,680	215
Corporate Bonds	2,856	-	2,856	-
	$357,889	$-	$353,992	$3,897

Nonrecurring
Impaired Loans	$1,708	$-	$-	$1,708

Other Real Estate	$1,123	$-	$-	$1,123

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Total Fair	Identical Assets	Observable	Inputs
December 31, 2018	Value	(Level 1)	Inputs (Level 2)	(Level 3)

Recurring Securities Available for Sale
U.S. Government Agencies Mortgage-Backed	$346,205	$-	$342,142	$4,063
State, County and Municipal	3,989	-	3,775	214
Corporate Bonds	2,872	-	2,872	-

	$353,066	$-	$348,789	$4,277

Nonrecurring
Impaired Loans	$3,352	$-	$-	$3,352

Other Real Estate	$1,183	$-	$-	$1,183

Liabilities

The Company did not identify any liabilities that are required to be presented at fair value.

Part I (Continued)

Item 1 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

The following table presents quantitative information about the significant unobservable inputs used in the fair value measurements for assets in level 3 of the fair value hierarchy measured on a nonrecurring basis at March 31, 2019 and December 31, 2018. This table is comprised primarily of collateral dependent impaired loans and other real estate owned:

		Valuation	Unobservable	Range
	March 31, 2019	Techniques	Inputs	Weighted Avg

Real Estate
Residential Real Estate	215	Sales Comparison	Adjustment for Differences	(10.86)%	-	6.70%
			Between the Comparable Sales		(2.08)%

			Management Adjustments for	0.00%	-	25.00%
			Age of Appraisals and/or Current		12.50%
			Market Conditions

Commercial Real Estate	1,166	Income Approach	Capitalization Rate		10.50%

			Management Adjustments for	0.00%	-	10.00%
			Age of Appraisals and/or Current		5.00%
			Market Conditions

Farmland	327	Sales Comparison	Adjustment for Differences	(71.00)%	-	(3.50)%
			Between the Comparable Sales		(37.25)%

			Management Adjustments for	10.00%	-	80.00%
			Age of Appraisals and/or Current		45.00%
			Market Conditions

Other Real Estate Owned	1,123	Sales Comparison	Adjustment for Differences	(30.00)%	-	25.02%
			Between the Comparable Sales		(2.49)%

			Management Adjustments for	9.82%	-	99.39%
			Age of Appraisals and/or Current		38.12%
			Market Conditions

		Income Approach	Discount Rate		10.00%

Part I (Continued)

Item 1 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

		Valuation	Unobservable	Range
	December 31, 2018	Techniques	Inputs	Weighted Avg

Real Estate
Commercial Construction	$360	Sales Comparison	Adjustment for Differences	(6.00)%	-	1,975.00%
			Between the Comparable Sales		984.20%

			Management Adjustments for	0.00%	-	10.00%
			Age of Appraisals and/or Current		5.00%
			Market Conditions

Residential Real Estate	213	Sales Comparison	Adjustment for Differences	(10.86)%	-	6.70%
			Between the Comparable Sales		(2.08)%

			Management Adjustments for	0.00%	-	25.00%
			Age of Appraisals and/or Current		12.50%
			Market Conditions

Commercial Real Estate	2,415	Sales Comparison	Adjustment for Differences	(60.00)%	-	80.00%
			Between the Comparable Sales		10.00%

			Management Adjustments for	0.00%	-	35.00%
			Age of Appraisals and/or Current		17.50%
			Market Conditions

		Income Approach	Capitalization Rate		10.13%

Farmland	328	Sales Comparison	Adjustment for Differences	(71.00)%	-	(3.50)%
			Between the Comparable Sales		(37.25)%

			Management Adjustments for	10.00%	-	80.00%
			Age of Appraisals and/or Current		45.00%
			Market Conditions

Commercial	36	Sales Contract	Adjustment for Estimated Costs	0.00%	-	0.00%
			to Sell		(0.00)%

			Management Adjustment for	0.00%	-	15.00%
			Age of Appraisals and/or Current		15.00%
			Market Conditions

Other Real Estate Owned	1,183	Sales Comparison	Adjustment for Differences	(30.00)%	-	25.02%
			Between the Comparable Sales		(2.49)%

			Management Adjustment for	9.82%	-	99.39%
			Age of Appraisals and/or Current		35.26%
			Market Conditions

		Income Approach	Capitalization Rate		10.00%

Part I (Continued)

Item 1 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

The table below presents a reconciliation and statement of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the three months ended March 31, 2019 and the twelve months ended December 31, 2018.

	Available for Sale Securities
	March 31, 2019	December 31, 2018

Balance, Beginning	$4,277	$7,298
Transfers out of Level 3	-	(2,009)
Maturities	-	-
Purchases	-	-
Paydowns	(390)	(886)
Unrealized Gains included in Other
Comprehensive Income (Loss)	10	(126)

Balance, Ending	$3,897	$4,277

The Company’s policy is to recognize transfers in and transfers out of levels 1, 2 and 3 as of the end of a reporting period. There were no transfers of securities between levels for the three months ended March 31, 2019 and the twelve months ended December 31, 2018.

The following table presents quantitative information about recurring level 3 fair value measurements as of March 31, 2019.

			Unobservable	Range
March 31, 2019	Fair Value	Valuation Techniques	Inputs	(Weighted Avg)

State, County and Municipal	$215	Discounted Cash Flow	Discount Rate or Yield	N/A*

U. S. Government Agencies Mortgage -Backed	3,682	Fundamental Analysis	Discount Rate or Yield	N/A*

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  As of March 31, 2019, the interim final Basel III rules (“Basel III”) require the Company to also maintain minimum amounts and ratios of common equity Tier 1 capital to risk-weighted assets.  These amounts and ratios as defined in regulations are presented hereafter.  Management believes, as of March 31, 2019, the Company meets all capital adequacy requirements to which it is subject under the regulatory framework for prompt corrective action.  In the opinion of management, there are no events or conditions since prior notification of capital adequacy from the regulators that have changed the institution’s category.

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

The following table summarizes regulatory capital information as of March 31, 2019 and December 31, 2018 on a consolidated basis and for the subsidiary, as defined.  Regulatory capital ratios for March 31, 2019 and December 31, 2018 were calculated in accordance with the Basel III rules.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2019

Total Capital to Risk-Weighted Assets
Consolidated	$135,451	16.09%	$67,341	8.00%	N/A	N/A
Colony Bank	132,664	15.78	67,237	8.00	$84,047	10.00%

Tier I Capital to Risk-Weighted Assets
Consolidated	128,862	15.31	50,505	6.00	N/A	N/A
Colony Bank	126,075	15.00	50,428	6.00	67,237	8.00

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	105,362	12.52	37,879	4.50	N/A	N/A
Colony Bank	126,075	15.00	37,821	4.50	54,630	6.50

Tier I Capital to Average Assets
Consolidated	128,862	10.18	50,637	4.00	N/A	N/A
Colony Bank	126,075	9.97	50,557	4.00	63,196	5.00

Part I (Continued)

Item 1 (Continued)

(12) Regulatory Capital Matters (Continued)

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018

Total Capital to Risk-Weighted Assets
Consolidated	$133,900	15.86%	$67,527	8.00%	N/A	N/A
Colony Bank	131,723	15.63	67,418	8.00	$84,272	10.00%

Tier I Capital to Risk-Weighted Assets
Consolidated	126,623	15.00	50,645	6.00	N/A	N/A
Colony Bank	124,446	14.77	50,563	6.00	67,418	8.00

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	103,123	12.22	37,984	4.50	N/A	N/A
Colony Bank	124,446	14.77	37,923	4.50	54,777	6.50

Tier I Capital to Average Assets
Consolidated	126,623	10.24	49,478	4.00	N/A	N/A
Colony Bank	124,446	10.08	49,396	4.00	61,745	5.00

(13) Stock-Based Compensation

In August 2018, the Company granted an award of 5,650 restricted shares of the Company’s common stock to T. Heath Fountain, the Company’s Chief Executive Officer (“CEO”), with a market price of $17.73 per share. The restricted shares vest in equal installments on each of July 30, 2019, July 2020 and July 2021, subject to continued service by Mr. Fountain through each applicable vesting date, or earlier upon the occurrence of a change in control. With the restricted stock, there will be no cash consideration to the Company for the shares. The CEO will have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.

Compensation expense for restricted stock is based on the market price of the Company stock at the time of the grant and amortized on a straight-line basis over the vesting period. The balance of unearned compensation related to these restricted shares as of March 31, 2019 is $77,782 which is expected to be recognized over a weighted-average of 2.33 years. Total compensation expense recognized for the restricted shares granted for the three months ended March 31, 2019 was $8,334.

Part I (Continued)

Item 1 (Continued)

(14) Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflects the potential dilution of restricted stock and common stock warrants. Net income available to common stockholders represents net income after preferred stock dividends. The following table presents earnings per share for the three month period ended March 31, 2019 and 2018.

	Three Months Ended
	March 31
	2019	2018

Numerator
Net Income Available to Common Stockholders	$2,835	$3,188

Denominator
Weighted Average Number of Common Shares Outstanding for Basic Earnings Per Common Share	8,440	8,439

Dilutive Effect of Potential Common Stock
Restricted Stock	-	-
Stock Warrants	-	218
Weighted-Average Number of Shares Outstanding for Diluted Earnings Per Common Share	8,440	8,657

Earnings Per Share - Basic	$0.34	$0.38

Earnings Per Share - Diluted	$0.34	$0.37

(15) Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) for unrealized gains and losses securities available for sale for the period ended March 31, 2019 and the year ended December 31, 2018 are as follows:

	March 31, 2019	December 31, 2018

Beginning Balance	$(8,190)	$(6,492)

Other Comprehensive Income Before Reclassification	3,163	(1,607)

Amounts Reclassified from Accumulated Other Comprehensive Income	-	(91)

Net Current Period Other Comprehensive Income	3,163	(1,698)

Ending Balance	$(5,027)	$(8,190)

Part I (Continued)

Item 1 (Continued)

(16) Subsequent Events

On April 18, 2019, the Board of Directors declared a cash dividend of $0.075 per share to shareholders of record on April 30, 2019, payable on May 15, 2019.

On May 1, 2019, the Company completed a borrowing arrangement with a correspondent bank for $10.0 million. The term note is secured by the Bank’s stock, expires on May 1, 2024, and bears a fixed interest rate of 4.70 percent. The proceeds were used for the acquisition of LBC Bancshares, Inc. and its subsidiary, Calumet Bank.

On May 1, 2019, the Company completed a revolving credit arrangement with a correspondent bank with a maximum line amount of $10.0 million. This line of credit is secured by the Bank’s stock, expires on May 1, 2021, and bears a variable interest rate of Wall Street Journal Prime minus 0.40 percent. The Company advanced $5.3 million that was used toward the acquisition of LBC Bancshares, Inc. and its subsidiary, Calumet Bank.

On May 1, 2019, the Company completed its acquisitions of LBC Bancshares, Inc. and PFB Mortgage as further described in Note (2) Business Acquisitions.

Part I (Continued)

Item 2 (Continued)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Future Outlook

Our Company has started the current year focusing on increasing our deposits along with solid loan growth. We are exploring opportunities in new product lines and services, which could help to improve core non-interest income and in market expansion.

In May 2019, the Company will open its first full service banking office in Statesboro, Georgia. In October 2018, the Bank purchased a vacant lot of real estate in Albany, Georgia from the branch acquisition transaction with Planters First Bank. The Bank intends to build a new branch office in the future.

On April 16, 2019, the Bank announced the purchase of the mortgage division from Planters First Bank, PFB Mortgage. The transaction, which does not require regulatory approval, closed on May 1, 2019. PFB Mortgage consists of several originators in Albany, Georgia; Athens, Georgia; Macon, Georgia and Warner Robins, Georgia and are expected to remain with the Bank. In addition, the Bank established a new mortgage loan origination office in LaGrange, Georgia in March 2019.

On May 1, 2019, the Company completed its acquisition of LBC Bancshares, Inc. and its subsidiary, Calumet Bank, which will be merged within the Company. The acquisition expanded the Company’s market presence, as Calumet Bank had two full-service banking locations, one each in LaGrange, Georgia and Columbus, Georgia, as well as a loan production office in Atlanta, Georgia. The Company issued 1,054,029 common shares at a fair value of $18.7 million and paid $15.3 million in cash to the former shareholders of LBC as merger consideration. As of March 31, 2019, LBC Bancshares, Inc. and its subsidiary, Calumet Bank has total assets of $207.3 million, total loans of $131.9 million, and total deposits of $184.9 million.

We have reinstated dividend payments beginning first quarter 2017 and have continued on a quarterly basis. In 2018, we paid a quarterly dividend of $0.05 per common stock. For the first quarter of 2019, we paid a dividend payment of $0.075 per common stock.

Major Trends/Significant Considerations

The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of March 31, 2019, and the consolidated results of operations for the three months ended March 31, 2019. This discussion should be read in conjunction with the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2019. Readers should also carefully review all other disclosures we file from time to time with the SEC.

Non-GAAP Financial Measures

Our accounting and reporting policies conform to generally accepted accounting principles (“GAAP”) in the United States and prevailing practices in the banking industry. However, certain non-GAAP measures are used by management to supplement the evaluation of our performance. These include the fully-taxable equivalent measures: tax-equivalent net interest income, tax-equivalent net interest margin, and tax-equivalent net interest spread, which include the effects of taxable-equivalent adjustments using a federal income tax rate of 21% to increase tax-exempt interest income to a tax-equivalent basis.  Tax-equivalent adjustments are reported in Notes 1 and 2 to the Average Balances with Average Yields and Rates table under Rate/Volume Analysis. Tangible book value per common share is also a non-GAAP measure used in the selected Financial Data Section.

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

A reconciliation of these performance measures to GAAP performance measures is included in the tables below.

Non-GAAP Performance Measures Reconciliation

	Three months ended March 31,
	2019	2018

Interest Income Reconciliation
Interest Income – Taxable Equivalent	$13,065	$11,826
Tax Equivalent Adjustment	52	16
Interest Income (GAAP)	$13,013	$11,810

Net Interest Income Reconciliation
Net Interest Income – Taxable Equivalent	$10,409	$10,145
Tax Equivalent Adjustment	52	16
Net Interest Income (GAAP)	$10,357	$10,129

	Three Months Ended March 31,
	2019	2018

Net Interest Margin Reconciliation
Net Interest Margin – Taxable Equivalent	3.46%	3.55%
Tax Equivalent Adjustment	0.02	0.01
Net Interest Margin (GAAP)	3.44%	3.54%

Interest Rate Spread Reconciliation
Interest Rate Spread – Taxable Equivalent	3.25%	3.43%
Tax Equivalent Adjustment	0.02	0.01
Interest Rate Spread (GAAP)	3.23%	3.42%

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

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of March 31, 2019 and December 31, 2018, and results of operations for each of the three months in the periods ended March 31, 2019 and 2018. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

Part I (Continued)

Item 2 (Continued)

Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 21 percent federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.

Dollar amounts in tables are stated in thousands, except for per share amounts.

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average interest-earning assets. Net income available to common shareholders totaled $2.84 million, or $0.34 diluted per common share, in the three months ended March 31, 2019 compared to net income available to common shareholders of $3.19 million, or $0.37 diluted per common share, in the three months ended March 31, 2018. The Company did not have any material changes in the first quarter of 2019.

Selected income statement data, returns on average assets and average common equity and dividends per share for the comparable periods were as follows:

	Three Months Ended March 31
			$	%
	2019	2018	Variance	Variance

Taxable-equivalent net interest income	$10,409	$10,145	$264	2.60%
Taxable-equivalent adjustment	52	16	36	225.00

Net interest income	10,357	10,129	228	2.25
Provision for loan losses	131	26	105	403.85
Noninterest income	2,334	2,434	(100)	(4.11)
Noninterest expense	9,026	8,536	490	5.74

Income before income taxes	3,534	4,001	(467)	(11.67)
Income taxes	699	813	(114)	(14.02)

Net income	$2,835	$3,188	$(353)	(11.07)%

Net income available to common shareholders:
Basic	$0.34	$0.38	$(0.04)	(10.53)%
Diluted	$0.34	$0.37	$(0.03)	(8.11)%
Return on average assets	0.90%	1.06%	(0.16)%	(15.09)%
Return on average total equity	11.76%	14.18%	(2.42)%	(17.07)%

Details of the changes in the various components of net income are further discussed below.

Part I (Continued)

Item 2 (Continued)

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 81.42 percent of total revenue for three months ended March 31, 2019 and 80.63 percent for the same period a year ago.

Net interest margin is the taxable-equivalent net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Company’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, is currently 5.50 percent. The rate remained unchanged in the first quarter of 2019 and increased four times in 2018. The federal funds rate moved similarly to the prime rate with interest rates currently at 2.40 percent. We expect no additional rate increases in 2019.

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

Part I (Continued)

Item 2 (Continued)

Rate/Volume Analysis

The rate/volume analysis presented hereafter illustrates the change from March 31, 2018 to March 31, 2019 for each component of the taxable equivalent net interest income separated into the amount generated through volume changes and the amount generated by changes in the yields/rates.

	Changes from March 31, 2018 to March 31, 2019
($ in thousands)	Volume	Rate	Total

Interest Income
Loans, Net-taxable	$237	$541	$778

Investment Securities
Taxable	26	220	246
Tax-exempt	(2)	(2)	(4)
Total Investment Securities	24	218	242

Interest-Bearing Deposits in other Banks	141	66	207

Federal Funds Sold	-	-	-

Other Interest - Earning Assets	(1)	13	12
Total Interest Income	401	838	1,239

Interest Expense
Interest-Bearing Demand and Savings Deposits	25	301	326
Time Deposits	8	588	596
Subordinated Debentures	-	65	65
Other Borrowed Money	(17)	5	(12)
Federal Funds Purchased	-	-	-

Total Interest Expense	16	959	975
Net Interest Income	$385	$(121)	$264

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

The Company maintains about 23.97 percent of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years. The liabilities to fund assets are primarily in short term certificate of deposits that mature within one year. The net interest margin decreased to 3.46 percent for the three months ended March 31, 2019 compared to 3.55 percent for the same period a year ago. We anticipate the net interest margin to be impacted from the competitive environment.

Taxable-equivalent net interest income for the three months ended March 31, 2019 increased by $264 thousand, or 2.60 percent compared to the same period a year ago. The average volume of earning assets during three months ended March 31, 2019 increased $60.16 million compared to the same period a year ago. Growth in average earning assets during 2019 was primarily in loans and interest-bearing deposits in other Banks.

The average volume of loans increased $18.52 million for the three months ended March 31, 2019 compared to the same period a year ago. The average yield on loans increased 27 basis points for the three months ended March 31, 2019 compared to the same period a year ago. The average volume of investment securities increased $4.50 million for the three months ended March 31, 2019 compared to the same year ago period, while the average yield on investment securities increased 24 basis points for the same period comparison. The average volume of deposits increased $48.69 million for the three months ended March 31, 2019 compared to the same period a year ago, with interest-bearing deposits increasing $30.88 million for the three months ended March 31, 2019.

Part I (Continued)

Item 2 (Continued)

Accordingly, the ratio of average interest-bearing deposits to total average deposits was 82.84 percent for the three months ended March 31, 2019 compared to 83.74 percent in the same period a year ago. This deposit mix, combined with a general increase in market rates, had the effect of increasing the average cost of total deposits by 32 basis points in three months ended March 31, 2019 compared to the same period a year ago.

The Company’s net interest spread, which represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities, was 3.25 percent in three months ended March 31, 2019 compared to 3.43 percent in the same period a year ago. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment.

Part I (Continued)

Item 2 (Continued)

AVERAGE BALANCE SHEETS	Three Months Ended			Three Months Ended
	March 31, 2019			March 31, 2018
	Average	Income/	Yields/	Average	Income/	Yields/
($ in thousands)	Balances	Expense	Rates	Balances	Expense	Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Interest and fees
Taxable (1)	$779,930	$10,518	5.39%	$761,412	$9,740	5.12%
Investment Securities
Taxable	361,847	2,197	2.43%	357,115	1,951	2.19%
Tax-Exempt (2)	1,977	15	3.03%	2,206	19	3.45%
Total Investment Securities	363,824	2,212	2.43%	359,321	1,970	2.19%
Interest-Bearing Deposits	57,065	282	1.98%	19,817	75	1.51%
Federal Funds Sold	-	-	-%	-	-	-%
Interest-Bearing Other Assets	2,951	53	7.18%	3,057	41	5.36%
Total Interest-Earning Assets	$1,203,770	$13,065	4.34%	$1,143,607	$11,826	4.14%
Non-interest-Earning Assets
Cash and Cash Equivalents	11,733			18,926
Allowance for Loan Losses	(7,189)			(7,528)
Other Assets	50,335			49,995
Total Noninterest-Earning Assets	54,879			61,393
Total Assets	$1,258,649			$1,205,000
Liabilities and Stockholders' Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$564,306	$838	0.59%	$537,561	$512	0.38%
Other Time	339,523	1,284	1.51%	335,387	688	0.82%
Total Interest-Bearing Deposits	903,829	2,122	0.94%	872,948	1,200	0.55%
Other Interest-Bearing Liabilities
Other Borrowed Money	43,333	260	2.40%	46,306	272	2.35%
Subordinated Debentures	24,229	274	4.52%	24,229	209	3.45%
Total Other Interest-Bearing Liabilities	67,562	534	3.16%	70,535	481	2.73%
Total Interest-Bearing Liabilities	$971,391	$2,656	1.09%	$943,483	$1,681	0.71%
Noninterest-Bearing Liabilities and Stockholders' Equity
Demand Deposits	187,289			169,477
Other Liabilities	3,573			2,071
Stockholders' Equity	96,396			89,969
Total Noninterest-Bearing Liabilities and Stockholders' Equity	287,258			261,517
Total Liabilities and Stockholders' Equity	$1,258,649			$1,205,000

Interest Rate Spread			3.25%			3.43%
Net Interest Income		$10,409			$10,145
Net Interest Margin			3.46%			3.55%

(1)

The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable equivalent adjustments totaling $48 and $12 for three month periods ended March 31, 2019 and 2018, respectively, are included in tax-exempt interest on loans.

(2)

Taxable-equivalent adjustments totaling $4 and $4 for three month periods ended March 31, 2019 and 2018, respectively, are included in tax-exempt interest on investment securities. The adjustments are based on a federal tax rate of 21 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

Part I (Continued)

Item 2 (Continued)

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $131 thousand in the three months ended March 31, 2019 compared to $26 thousand in the same period a year ago. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Noninterest Income

The components of noninterest income were as follows:

	Three Months Ended March 31
			$	%
	2019	2018	Variance	Variance

Service Charges on Deposit Accounts	$964	$1,101	$(137)	(12.44)%
Other Charges, Commissions and Fees	900	789	111	14.07%
Mortgage Fee Income	143	149	(6)	(4.03)%
Other	327	395	(68)	(17.22)%

Total	$2,334	$2,434	$(100)	(4.11)%

Service Charges on Deposit Accounts. The decrease is primarily attributed to overdraft fees which decreased $127 thousand in 2019 compared to the same period in 2018.

Other Charges, Commissions and Fees. Debit card interchange fees and foreign fees increased $121 thousand in 2019 compared to the same period in 2018.

Mortgage Fee Income. The volume of mortgage loans has shown a slight decrease in 2019 compared to the same period in 2018 which contributed to the decrease in mortgage fee income.

Noninterest Expense

The components of noninterest expense were as follows:

	Three Months Ended March 31
			$	%
	2019	2018	Variance	Variance

Salaries and Employee Benefits	$5,371	$4,920	$451	9.17%
Occupancy and Equipment	1,025	1,046	(21)	(2.01)%
Other	2,630	2,570	60	2.33%

Total	$9,026	$8,536	$490	5.74%

Salaries and Employee Benefits. The increase in 2019 is primarily attributable to merit pay increases and increase in headcount.

Other. The increase in the first quarter of 2019 as compared to comparable periods is primarily attributable to software and data processing costs which increased by $100 thousand from $277 thousand in 2018 compared to $377 thousand in 2019. ATM expense increased by $45 thousand in 2019 compared to comparable periods. FDIC assessments decreased by $89 thousand in 2019 compared to comparable periods due to the Bank receiving a preliminary notification of a Small Bank Assessments Credit from the FDIC that will be applied to the Bank’s 2019 FDIC assessments. Telephone expense decreased by $63 thousand in 2019 compared to comparable periods.

Part I (Continued)

Item 2 (Continued)

Investment Portfolio

The following table presents carrying values of investment securities held by the Company for the periods indicated.

	March 31,	December 31,
	2019	2018

State, County & Municipal	$3,895	$3,989
Mortgage-Backed Securities	351,138	346,205
Corporate Bonds	2,856	2,872
Total Investment Securities and Mortgage-Backed Securities	$357,889	$353,066

The following table represents expected maturities and weighted-average yields of investment securities held by the Company as of March 31, 2019. (Mortgage-backed securities are based on the average life at the projected speed, while State and Political Subdivisions reflect anticipated calls being exercised.)

			After 1 Year But		After 5 Years But
	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Mortgage-Backed Securities	$25,597	2.89%	$168,401	2.17%	$131,246	2.63%	$25,894	3.29%
State, County & Municipal	1,001	2.64	2,630	2.43	-	-	264	4.03
Corporate Bonds	-	-	2,856	3.76	-	-	-	-

Total Investment Portfolio	$26,598	2.88%	$173,887	2.20%	$131,246	2.63%	$26,158	3.30%

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

At March 31, 2019, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10 percent of the Company’s stockholders’ equity.

The average yield of the securities portfolio was 2.43 percent for the three months ended March 31, 2019 compared to 2.19 percent for the same period in 2018. The increase in the average yield from 2018 to 2019 was primarily attributed to the purchase of new securities which have a higher yield.

Part I (Continued)

Item 2 (Continued)

Loans

The following table presents the composition of the Company’s loan portfolio as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018	$ Variance	% Variance

Commercial and Agricultural
Commercial	$51,368	$57,410	$(6,042)	(10.52)%
Agricultural	15,290	16,799	(1,509)	(8.98)
Real Estate
Commercial Construction	44,305	47,849	(3,544)	(7.41)
Residential Construction	14,947	12,500	2,447	19.58
Commercial	373,263	373,534	(271)	(0.07)
Residential	181,004	187,714	(6,710)	(3.57)
Farmland	64,056	62,709	1,347	2.15
Consumer and Other
Consumer	17,907	18,485	(578)	(3.13)
Other	17,851	5,027	12,824	255.10
Gross Loans	779,991	782,027	(2,036)	(0.26)
Unearned Interest and Fees	(513)	(501)	(12)	2.40
Allowance for Loan Losses	(6,589)	(7,277)	688	(9.45)
Net Loans	$772,889	$774,249	$(1,360)	(0.18)%

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

Part I (Continued)

Item 2 (Continued)

Commercial and Agricultural. Commercial and agricultural loans at March 31, 2019 decreased 10.18 percent to $66.66 million from December 31, 2018 at $74.21 million. The Company’s commercial and agricultural loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Company’s loan policy guidelines.

Real Estate.  Commercial and residential construction loans decreased by $1.10 million, or 1.82 percent, at March 31, 2019 to $59.25 million from $60.35 million at December 31, 2018.  This decrease is partially due to new commercial construction loans being financed during the year that have now been completed by the end of the quarter. Commercial real estate decreased $271 thousand, or 0.07 percent, at March 31, 2019 to $373.26 million from $373.53 million at December 31, 2018.

Other.  Other loans at March 31, 2019 increased 255.10 percent to $17.85 million from $5.03 million at December 31, 2018. Other loans consist primarily of loans to local governmental authorities. The increase is attributed to the Company financing approximately $11.50 million to one local governmental authority.

Collateral Concentrations. Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions. The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk. At March 31, 2019, approximately 87 percent of the Company’s loan portfolio was concentrated in loans secured by real estate. A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector. Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.

Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table presents the maturity distribution of the Company’s loans at March 31, 2019. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate.

		After One,	After Three,
	Due in One	but Within	but Within	After Five
	Year or Less	Three Years	Five Years	Years	Total

Loans with fixed interest rates	$179,011	$255,142	$120,804	$38,104	$593,061
Loans with floating interest rates	90,643	52,707	32,156	11,424	186,930

Total	$269,654	$307,849	$152,960	$49,528	$779,991

The Company may renew loans at maturity when requested by a customer whose financial strength appears to support such renewal or when such renewal appears to be in the Company’s best interest. In such instances, the Company generally requires payment of accrued interest and may adjust the rate of interest, require a principal reduction or modify other terms of the loan at the time of renewal.

Part I (Continued)

Item 2 (Continued)

Nonperforming Assets and Potential Problem Loans

Nonperforming assets and accruing past due loans as of March 31, 2019, December 31, 2018 and March 31, 2018 were as follows:

	March 31, 2019	December 31, 2018	March 31, 2018

Loans Accounted for on Nonaccrual	$7,541	$9,482	$6,452
Loans Accruing Past Due 90 Days or More	-	-	-
Other Real Estate Foreclosed	1,635	1,841	3,892
Total Nonperforming Assets	$9,176	$11,323	$10,344

Nonperforming Assets by Segment
Construction and Land Development	$460	$883	$2,281
1-4 Family Residential	2,928	3,299	2,815
Nonfarm Residential	2,596	3,821	3,182
Farmland	2,015	2,053	871
Commercial and Consumer	1,177	1,267	1,195
Total Nonperforming Assets	$9,176	$11,323	$10,344

Nonperforming Assets as a Percentage of:
Total Loans and Foreclosed Assets	1.17%	1.44%	1.34%
Total Assets	0.72%	0.90%	0.85%
Nonperforming Loans as a Percentage of:
Total Loans	0.97%	1.21%	0.84%

Supplemental Data:
Trouble Debt Restructured Loans In Compliance with Modified Terms	$14,010	$14,128	$16,277
Trouble Debt Restructured Loans Past Due 30-89 Days	864	864	-
Accruing Past Due Loans:
30-89 Days Past Due	$3,996	$8,234	$4,855
90 or More Days Past Due	-	-	-
Total Accruing Past Due Loans	$3,996	$8,234	$4,855

Allowance for Loan Losses	$6,589	$7,277	$7,467
ALLL as a Percentage of:
Total Loans	0.84%	0.93%	0.97%
Nonperforming Loans	87.38%	76.74%	115.73%

Nonperforming assets include nonaccrual loans, loans past due 90 days or more and foreclosed real estate. Nonperforming assets at March 31, 2019 decreased 18.96 percent from December 31, 2018.

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

	March 31,		December 31,
	2019		2018
	Reserve	%*	Reserve	%*

Commercial and Agricultural
Commercial	$241	7%	$370	7%
Agricultural	225	2%	248	2%

Real Estate
Commercial Construction	15	6%	115	6%
Residential Construction	5	2%	16	2%
Commercial	4,374	48%	4,549	48%
Residential	949	23%	1,181	24%
Farmland	688	8%	702	8%

Consumer and Other
Consumer	69	2%	86	2%
Other	23	2%	10	1%
	$6,589	100%	$7,277	100%

*	Percentage represents the loan balance in each category expressed as a percentage of total end of period loans.

Part I (Continued)

Item 2 (Continued)

The following table presents an analysis of the Company’s loan loss experience for the periods indicated.

	Three Months Ended March 31,
	2019	2018

Allowance for Loan Losses at Beginning of Year	$7,277	$7,508

Charge-Offs
Commercial	97	4
Agricultural	-	17
Commercial Construction	29	-
Residential Construction	-	-
Commercial	56	-
Residential	629	61
Farmland	63	-
Consumer	70	59
Other	-	-

	$944	$141

Recoveries
Commercial	6	8
Agricultural	-	1
Commercial Construction	17	20
Residential Construction	-	-
Commercial	33	4
Residential	49	12
Farmland	1	1
Consumer	17	28
Other	2	-

	125	74

Net Charge-Offs	819	67

Provision for Loans Losses	131	26

Allowance for Loan Losses at End of Year	$6,589	$7,467

Ratio of Annualized Net Charge-Offs to Average Loans	0.42%	0.04%

Part I (Continued)

Item 2 (Continued)

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the three month periods ended March 31, 2019 and March 31, 2018.

	March 31, 2019		March 31, 2018
	Average	Average	Average	Average
	Amount	Rate (1)	Amount	Rate (1)

Noninterest-Bearing Demand Deposits	$187,289		$169,477
Interest-Bearing Demand and Savings Deposits	564,306	0.59%	537,561	0.38%
Time Deposits	339,523	1.51%	335,387	0.82%

Total Deposits	$1,091,118	0.78%	$1,042,425	0.46%

(1) Average rate is an annualized rate.

Average deposits increased $48.69 million to $1.09 billion at March 31, 2019 from $1.04 billion at March 31, 2018. The increase included an increase of $17.81 million, or 10.51 percent in noninterest-bearing demand deposits while, at the same time, interest-bearing demand and savings deposits increased $26.75 million, or 4.98 percent and time deposits increased $4.14 million, or 1.23 percent. Accordingly the ratio of average noninterest-bearing deposits to total average deposits was 17.16 percent for three months ended March 31, 2019 compared to 16.26 percent for three months ended March 31, 2018. The average cost of total deposits increased 32 basis points when comparing the three months ended March 31, 2019 compared to the same period a year ago.

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

As of March 31, 2019 and December 31, 2018, financial instruments with off-balance sheet risk were as follows:

	Contract Amount
	March 31, 2019	December 31, 2018

Loan Commitments	$120,676	$98,736
Letters of Credit	1,521	1,525

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

Capital and Liquidity

At March 31, 2019, stockholders’ equity totaled $101.07 million compared to $95.69 million at December 31, 2018. In addition to net income of $2.84 million, other significant changes in stockholders’ equity during three months ended March 31, 2019 included $633 thousand of dividends declared on common stock. The accumulated other comprehensive income (loss) component of stockholders’ equity totaled $(5.03) million at March 31, 2019 compared to $(8.19) million at December 31, 2018. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale.

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

Using the capital requirements presently in effect, the Tier 1 ratio as of March 31, 2019 was 15.31 percent and total Tier 1 and 2 risk-based capital was 16.09 percent. Both of these measures compare favorably with the regulatory minimum to be adequately capitalized of 6 percent for Tier 1 and 8 percent for total risk-based capital. The Company’s common equity Tier 1 ratio as of March 31, 2019 was 12.52, which exceeds the regulatory minimum of 4.50 percent. The Company’s Tier 1 leverage ratio as of March 31, 2019 was 10.18 percent, which exceeds the required ratio standard of 4 percent.

Part I (Continued)

Item 2 (Continued)

As of March 31, 2019, average capital was $96.40 million, representing 7.66 percent of average assets for the year. This compares to 7.47 percent for March 2018.

The Company reinstated common stock dividends in the first quarter of 2017. The Company paid $0.05 per share of common stock in each of the quarters of 2018. The Company paid $0.075 per share of common stock in March 2019.

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

The investment portfolio provides a ready means to raise cash if liquidity needs arise. As of March 31, 2019, the available for sale bond portfolio totaled $357.89 million. At December 31, 2018, the available for sale bond portfolio totaled $353.07 million. Only marketable investment grade bonds are purchased. Although a good portion of the banks’ bond portfolios are encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for a sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it primarily determines the Company’s liquidity posture. The Company had ratios of loans to deposits of 70.16 percent as of March 31, 2019 and 72.07 percent at December 31, 2018. Management employs alternative funding sources when deposit balances will not meet loan demands. The ratios of loans to all funding sources (excluding Subordinated Debentures) at March 31, 2019 and December 31, 2018 were 67.79 percent and 69.26 percent, respectively.

Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources. The stability of the banks’ core deposit base is an important factor in Colony’s liquidity position. A heavy percentage of the deposit base is comprised of accounts of individuals and small businesses with comprehensive banking relationships and limited volatility. At March 31, 2019 and December 31, 2018, the Company had $53.80 million and $53.88 million in certificates of deposit of $250,000 or more. These larger deposits represented 4.84 percent and 4.97 percent of respective total deposits. Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed. Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

The Company supplemented deposit sources with brokered deposits. As of March 31, 2019, the Company had $94.62 million, or 8.51 percent of total deposits, in CDARS. Additional information is provided in the Notes to the Consolidated Financial Statements regarding these brokered deposits. Additionally, the Company uses external deposit listing services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed. These deposits obtained from listing services are often referred to as wholesale or internet CDs. As of March 31, 2019, the Company had $6.85 million, or 0.62 percent of total deposits, in internet certificates of deposit obtained through deposit listing services.

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

Return on Assets and Stockholders’ Equity

The following table presents selected financial ratios for each of the periods indicated.

	Three Months Ended
	March 31
	2019	2018

Return on Average Assets (1)	0.90%	1.06%

Return on Average Total Equity (1)	11.76%	14.18%

Average Total Equity to Average Assets	7.66%	7.47%

(1) Computed using annualized net income available to common shareholders.

Part I (Continued)

Item 3

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk is the change in value due to changes in interest rates. The Company is exposed only to U.S. dollar interest rate changes and, accordingly, the Company manages exposure by considering the possible changes in the net interest margin. In order to reduce the exposure to interest rate fluctuations, we have implemented strategies to more closely match our balance sheet composition. There have been no material changes in market risk from the information provided in the Company’s annual report on Form 10-K for the year ended December 31, 2018.

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None

ITEM 1A – RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2 – UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no shares of the Company’s common stock sold during the three-month period ended March 31, 2019.

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

10.13 Retention Agreement

-filed as Exhibit 99.1 to the Registrant’s 10-Q for the period ended March 31, 2015 (File No. 000-12436), filed with the Commission on May 4, 2015 and incorporated herein by reference.

10.14 Retention Agreement

-filed as Exhibit 99.2 to the Registrant’s 10-Q for the period ended June 30, 2016 (File No. 000-12436), filed with the Commission on May 31, 2016 and incorporated herein by reference.

10.15 Retention Agreement

-filed as Exhibit 99.3 to the Registrant’s 10-Q for the period ended March 31, 2018 (File No. 000-12436), filed with the Commission on May 4, 2018 and incorporated herein by reference.

10.16 Employment Agreement, Dated July 27, 2018 Between T. Heath Fountain and Colony Bankcorp, Inc.

-filed as Exhibit 99.4 to the Registrant’s 10-Q for the period ended September 30, 2018 (File No. 000-12436), filed with the Commission on November 2, 2018 and incorporated herein by reference.

10.17 Restricted Stock Award Between T. Heath Fountain and Colony Bankcorp, Inc.

-filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (File No. 000-12436), filed with the Commission on August 23, 2018 and incorporated herein by reference.

10.18 Retention Agreement

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

Colony Bankcorp, Inc.

/s/ T. Heath Fountain
Date: May 8, 2019	T. Heath Fountain
President/Director/Chief Executive Officer

/s/Terry L. Hester
Date: May 8, 2019	Terry L. Hester
Executive Vice-President/Director/Chief Financial Officer