Form 10-Q
period 2019-06-30
COLONY BANKCORP INC
filed 2019-07-30
CIK 711669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-12436

COLONY BANKCORP, INC.

(Exact Name of Registrant as Specified in Its Charter)

GEORGIA (State or Other Jurisdiction of Incorporation or Organization)	58-1492391 (I.R.S. Employer Identification No.)

115 South Grant Street, Fitzgerald, Georgia 31750

(Address of principal executive offices)

(229) 426-6000

(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $1.00 per share	CBAN	NASDAQ Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes    ☒          No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).      Yes    ☒          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “larger accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerate Filer ☐     Accelerated Filer ☒     Non-accelerated Filer ☐

Smaller Reporting Company ☒     Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with the new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 30, 2019, there were 9,498,937 shares of common stock outstanding.

Part I Financial Information
Item 1 Financial Statements

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2019 AND DECEMBER 31, 2018
(DOLLARS IN THOUSANDS)

	June 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
ASSETS
Cash and Due from Banks	$13,911	$10,377
Interest-Bearing Deposits in Banks	58,617	49,779
Federal Funds Sold	2,884	-
Cash and Cash Equivalents	75,412	60,156

Investment Securities Available for Sale, at Fair Value	409,839	353,066
Other Investments, at Cost	3,261	2,978
Loans Held for Sale	3,813	-

Loans	935,271	782,027
Unearned Interest and Fees	(565)	(501)
Allowance for Loan Losses	(6,789)	(7,277)
Loans, Net	927,917	774,249

Premises and Equipment	32,909	28,831
Other Real Estate (Net of Allowance of $950 and $877 as of June 30, 2019 and December 31, 2018, Respectively)	987	1,841
Goodwill	16,134	202
Other Intangible Assets	3,481	556
Bank-Owned Life Insurance	21,357	17,598
Other Assets	11,862	12,401
Total Assets	$1,506,972	$1,251,878

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest-Bearing	$232,311	$192,847
Interest-Bearing	1,065,412	892,278
Total Deposits	1,297,723	1,085,125

Subordinated Debentures	24,229	24,229
Other Borrowed Money	55,063	44,000
Other Liabilities	3,448	2,832
Total Liabilities	1,380,463	1,156,186

Stockholders' Equity
Common Stock, Par Value $1 per Share; Authorized 20,000,000 Shares, 9,498,937 and 8,444,908 Shares Issued as of June 30, 2019 and December 31, 2018, Respectively	9,499	8,445
Paid-In Capital	43,650	25,978
Retained Earnings	73,129	69,459
Accumulated Other Comprehensive Income (Loss), Net of Tax	231	(8,190)
Total Stockholders' Equity	126,509	95,692
Total Liabilities and Stockholders' Equity	$1,506,972	$1,251,878

The accompanying notes are an integral part of these statements.

Part I (Continued)
Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 2019 AND 2018
SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Interest Income
Loans, Including Fees	$12,294	$10,065	$22,764	$19,793
Loans Held for Sale	19	-	19	-
Deposits with Other Banks	281	69	563	144
Investment Securities
U.S. Government Agencies	2,352	1,877	4,508	3,788
State, County and Municipal	33	25	58	52
Corporate Bonds	31	29	58	57
Federal Funds Sold	41	-	41	-
Dividends on Other Investments	47	44	100	85
Total Interest Income	15,098	12,109	28,111	23,919

Interest Expense
Deposits	2,632	1,401	4,754	2,601
Federal Funds Purchased	-	1	-	1
Borrowed Money	641	542	1,175	1,023
Total Interest Expense	3,273	1,944	5,929	3,625

Net Interest Income	11,825	10,165	22,182	20,294
Provision for Loan Losses	179	44	310	70
Net Interest Income After Provision for Loan Losses	11,646	10,121	21,872	20,224

Noninterest Income
Service Charges on Deposits	1,070	1,031	2,034	2,132
Other Service Charges, Commissions and Fees	1,110	822	2,010	1,611
Mortgage Fee Income	544	182	687	331
Securities Gains	65	116	65	116
Other	1,211	173	1,538	568
Total Noninterest Income	4,000	2,324	6,334	4,758

Noninterest Expenses
Salaries and Employee Benefits	6,292	5,002	11,663	9,922
Occupancy and Equipment	1,144	979	2,169	2,025
Acquisition Related Expenses	1,928	-	1,961	-
Deposit Intangible Expenses	148	9	176	18
Other	3,502	2,611	6,071	5,172
Total Noninterest Expense	13,014	8,601	22,040	17,137

Income Before Income Taxes	2,632	3,844	6,166	7,845
Income Taxes	531	775	1,230	1,588
Net Income	$2,101	$3,069	$4,936	$6,257

Net Income Per Share of Common Stock
Basic	$0.23	$0.36	$0.56	$0.74
Diluted	$0.23	$0.36	$0.56	$0.72
Cash Dividends Paid Per Share of Common Stock	$0.075	$0.05	$0.15	$0.10
Weighted Average Basic Shares Outstanding	9,089,461	8,439,258	8,764,909	8,439,258
Weighted Average Diluted Shares Outstanding	9,089,461	8,612,352	8,764,909	8,634,865

The accompanying notes are an integral part of these statements.

Part I (Continued)
Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2019 AND 2018
SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Net Income	$2,101	$3,069	$4,936	$6,257

Other Comprehensive Income:

Gains (Losses) on Securities Arising During the Period	6,720	(1,392)	10,724	(5,346)
Tax Effect	(1,411)	293	(2,252)	1,123
Realized Gains on Sale of AFS Securities	(65)	(116)	(65)	(116)
Tax Effect	14	24	14	24

Change in Unrealized Gains (Losses) on Securities
Available for Sale, Net of Reclassification
Adjustment and Tax Effects	5,258	(1,191)	8,421	(4,315)

Comprehensive Income	$7,359	$1,878	$13,357	$1,942

The accompanying notes are an integral part of these statements.

Part I (Continued)
Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2017	8,439	$8,439	$29,145	$59,230	$(6,491)	$90,323
Change in Net Unrealized (Losses) on Securities Available for Sale, Net of Reclassification Adjustment and Tax Effects					(4,315)	(4,315)
Dividends on Common Shares				(844)		(844)
Repurchase of Warrants			(3,175)			(3,175)
Net Income				6,257		6,257
Balance, June 30, 2018	8,439	$8,439	$25,970	$64,643	$(10,806)	$88,246

Balance, December 31, 2018	8,445	$8,445	$25,978	$69,459	$(8,190)	$95,692
Change in Net Unrealized Gains on Securities Available for Sale, Net of Reclassification Adjustment and Tax Effects					8,421	8,421
Dividends on Common Shares				(1,266)		(1,266)
Stock-based Compensation Expense			17			17
Issuance of Common Stock	1,054	1,054	17,655			18,709
Net Income				4,936		4,936
Balance, June 30, 2019	9,499	$9,499	$43,650	$73,129	$231	$126,509

The accompanying notes are an integral part of these statements.

Part I (Continued)
Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Six Months Ended
	June 30, 2019	June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$4,936	$6,257
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation	903	867
Share-based Compensation Expense	17	-
Provision for Loan Losses	310	70
Securities (Gains)	(65)	(116)
Amortization and Accretion	483	591
(Gain) on Sale of Other Real Estate and Repossessions	(937)	(120)
Provision for Losses on Other Real Estate	104	157
(Increase) in Cash Surrender Value of Life Insurance	(316)	(261)
(Gain) on Sale of Premises & Equipment	(2)	-
Provision for Losses on Premises & Equipment	151	3
Originations of Loans Held for Sale	(13,404)	-
Proceeds from Sales of Loans Held for Sale	9,591	-
Other Prepaids, Deferrals and Accruals, Net	1,647	465
Net Cash Provided by Operating Activities	3,418	7,913

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Investment Securities Available for Sale	(82,057)	(19,257)
Proceeds from Maturities, Calls, and Paydowns of
Investment Securities:
Available for Sale	27,373	24,379
Proceeds from Sale of Investment Securities
Available for Sale	56,821	11,268
Held to Maturity	1,766	-
Net Loans to Customers	(23,474)	(2,560)
Purchase of Premises and Equipment	(2,576)	(1,869)
Proceeds from Sale of Other Real Estate and Repossessions	2,143	1,236
Proceeds from Cash Surrender Value of Life Insurance	535	-
Redemption (Purchase of) Federal Home Loan Bank Stock	195	(339)
Proceeds from Sale of Premises and Equipment	37	-
Net Cash and Cash Equivalents Paid in Acquisition	(467)	-
Net Cash (Used in) Provided by Investing Activities	(19,704)	12,858

CASH FLOWS FROM FINANCING ACTIVITIES
Noninterest-Bearing Customer Deposits	8,017	(13,592)
Interest-Bearing Customer Deposits	14,728	(18,507)
Dividends Paid for Common Stock	(1,266)	(844)
Repurchase of Warrants	-	(3,175)
Payments on Federal Home Loan Bank Advances	(5,000)	(2,500)
Proceeds from Federal Home Loan Bank Advances	-	10,000
Payments on Other Borrowed Money	(250)	(1,500)
Proceeds from Other Borrowed Money	15,313	7
Net Cash (Used in) Provided by Financing Activities	31,542	(30,111)

Net Increase (Decrease) in Cash and Cash Equivalents	15,256	(9,340)
Cash and Cash Equivalents at Beginning of Period	60,156	57,813
Cash and Cash Equivalents at End of Period	$75,412	$48,473

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

In July 2019, a new subsidiary of the Company was incorporated under the name Colony Risk Management, Inc. Colony Risk Management, Inc. is a subsidiary of the Company and is located in Las Vegas, Nevada. It is a captive insurance subsidiary which insures various liability and property damage policies for the Company and its related subsidiaries. Colony Risk Management is regulated by the State of Nevada Division of Insurance.

All dollars in notes to consolidated financial statements are rounded to the nearest thousand, except for per share amounts.

The consolidated financial statements in this report are unaudited, except for the December 31, 2018 consolidated balance sheet. All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements, have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company. The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results which may be expected for the entire year.

Nature of Operations

The Bank provides a full range of retail, commercial and mortgage banking services for consumers and small- to medium-size businesses located primarily in central, south and coastal Georgia. The Bank is headquartered in Fitzgerald, Georgia with banking and mortgage offices in Albany, Ashburn, Athens, Broxton, Centerville, Columbus, Cordele, Douglas, Eastman, Fitzgerald, LaGrange, Leesburg, Macon, Moultrie, Quitman, Rochelle, Savannah, Soperton, Sylvester, Statesboro, Thomaston, Tifton, Valdosta and Warner Robins. Lending and investing activities are funded primarily by deposits gathered through its retail banking office network.

Use of Estimates

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans and fair value of assets acquired and liabilities assumed in a business combination.

Reclassifications

In certain instances, amounts reported in prior years’ consolidated financial statements have been reclassified to conform to statement presentations selected for 2019. Such reclassifications have not affected previously reported stockholders’ equity or net income.

Concentrations of Credit Risk

Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions. The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk. At June 30, 2019, approximately 86 percent of the Company’s loan portfolio was concentrated in loans secured by real estate. A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector. Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.

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

Loans Held for Sale

Loans held for sale are classified at the lower of cost or market value, which is computed by the aggregate method. Gains and losses on loans held for sale are included in the determination of income for the period in which the sales occur.

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

Intangible Assets

Intangible assets consist of core deposit intangibles acquired in connection with a business combination. The core deposit intangible is initially recognized based on a valuation performed as of the consummation date. The core deposit intangible is amortized on an accelerated basis over the average remaining life of the acquired customer deposits.

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

Part I (Continued)
Item 1 (Continued)

(1) Summary of Significant Accounting Policies (Continued)

Bank-Owned Life Insurance

The Company has purchased life insurance on the lives of certain key members of management and directors. The life insurance policies are recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or amounts due that are probable at settlement, if applicable. Increases in the cash surrender value are recorded as other income in the consolidated statements of income. The cash surrender value of the insurance contracts is recorded in other assets on the consolidated balance sheets in the amount of $21,357 and $17,598 as of June 30, 2019 and December 31, 2018, respectively.

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

Changes in Accounting Principles and Effects of New Accounting Pronouncements

ASU 2016-02, Leases (Topic 842). This ASU requires lessees to put most leases on their balance sheets but recognize expenses in the income statement in a manner similar to current accounting treatment. This ASU changes the guidance on sale-leaseback transactions, initial direct costs and lease execution costs, and, for lessors, modifies the classification criteria and the accounting for sales-type and direct financing leases. For public business entities, this ASU is effective for annual periods beginning after December 15, 2018, and interim periods therein. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. ASU 2016-02 was effective for the Company on January 1, 2019. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements as of June 30, 2019.

ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). This ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supported forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this ASU on its consolidated financial statements. On July 17, 2019, FASB voted to delay the effective date of this ASU for smaller reporting companies, such as the Company, until fiscal years beginning after December 15, 2022.

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

ASU 2019-04, Codification Improvements to Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Financial Instruments (Topic 825). ASU 2019-4 clarifies certain aspects of ASU 2016-13, Financial Instruments – Credit Losses; ASU 2017-12, Hedging Activities; and ASU 2016-1, Financial Instruments. For amendments dealing with ASU 2016-13, which is currently the only standard of the three listed in this update that would apply for the Company, it addresses accrued interest with a financing receivable or investment; transfers between classifications or categories for loans and debt securities; the inclusion of recoveries on financial assets in the calculation of the current expected credit losses allowance for both pools of financial assets and individual financial assets. These amendments dealing with ASU 2016-13 are effective on the same date as the effective date in ASU 2016-13. The Company is currently assessing the impact of the adoption of this ASU on its consolidated financial statements.

(2) Business Acquisitions

Acquisition of Albany, Georgia Branch from Planters First Bank

On October 22, 2018, the Bank completed its acquisition of one branch office and a vacant lot from Planters First Bank (“PFB”) located in Albany, Georgia for a total cash consideration of $10.2 million. The assets and liabilities as of the effective date of the transaction were recorded at their respective estimated fair values. The excess of the purchase price over the net estimated fair values of the acquired assets and liabilities was allocated to identifiable intangible assets with the remaining excess allocated to goodwill. In the periods following the acquisition, the financial statements will include the results attributable to the Albany branch purchase beginning on the date of purchase. For the three and six months period ended June 30, 2019, the revenues attributable to the Albany branch were $58 thousand and $129 thousand, respectively. For the three and six months period ended June 30, 2019, net loss attributable to the Albany branch were $85 thousand and $159 thousand. It is impracticable to determine the pro-forma impact to the 2018 revenues and net income if the acquisition had occurred on January 1, 2018 as the Bank does not have access to those records for a single branch.

Part I (Continued)
Item 1 (Continued)

(2) Business Acquisitions (Continued)

The following table provides the purchase price as of acquisition date, the identifiable assets acquired and liabilities assumed at their estimated fair values, and the resulting goodwill of $202 thousand recorded from the acquisition:

Purchase Price Consideration (in thousands):
Cash Consideration	$10,238
Total purchase price for PFB branch acquisition	$10,238

Assets acquired at fair value:
Cash and cash equivalents	$195
Loans	20,430
Premises and equipment	773
Core deposit intangible	560
Other assets	123
Total fair value of assets acquired	$22,081

Liabilities assumed at fair value:
Deposits	$12,032
Other liabilities	13
Total fair value of liabilities assumed	$12,045

Net Assets acquired at fair value:	$10,036

Amount of goodwill resulting from acquisition	$202

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

Acquisition of LBC Bancshares, Inc.

On May 1, 2019, the Company completed its acquisition of LBC Bancshares, Inc. (“LBC”), a bank holding company headquartered in LaGrange, Georgia. Upon consummation of the acquisition, LBC was merged with and into the Company, with Colony as the surviving entity in the merger. At that time, LBC’s wholly owned bank subsidiary, Calumet Bank, was also merged with and into the Bank. The acquisition expanded the Company’s market presence, as Calumet Bank had two full-service banking locations, one each in LaGrange, Georgia and Columbus, Georgia, as well as a loan production office in Atlanta, Georgia. Under the terms of the Merger Agreement, each LBC shareholder had the option to receive either $23.50 in cash or 1.3239 shares of the Company’s Common Stock in exchange for each share of LBC common stock, subject to customary proration and location procedures, such that 55 percent of LBC shares received the stock consideration and 45 percent received the cash consideration, and at least 50 percent of the merger consideration paid in the Company stock. As a result, the Company issued 1,054,029 common shares at a fair value of $18.7 million and paid $15.3 million in cash to the former shareholders of LBC as merger consideration.

The merger is being accounted for using the acquisition method accounting, in accordance with the provisions of FASB ASC 805-10 Business Combinations. Under this guidance, for accounting purposes, the Company is considered the acquirer in the merger, and as a result the historical financial statements of the combined entity are the historical consolidated financial statements of the Company.

The merger was effected by the issuance of shares of the Company’s common stock along with cash consideration to shareholders to LBC. The assets and liabilities of LBC as of the effective date of the merger were recorded at their respective estimated fair values and combined with those of the Company. The excess of the purchase price over the net estimated fair values of the acquired assets and liabilities was allocated to identifiable intangible assets with the remaining excess allocated to goodwill. Goodwill from the transaction was $15,390, none of which is deductible for income tax purposes. The goodwill recognized from the acquisition with LBC was created based on the consideration paid by the Company for enhancing its presence in Georgia in addition to our expected synergies from the combined operations of the Company and LBC.

Part I (Continued)
Item 1 (Continued)

(2) Business Acquisitions (Continued)

In periods following the merger, the financial statements of the combined entity will include the results attributable to LBC beginning on the date the merger was completed. In the three and six month period ended June 30, 2019, the revenues attributable to LBC were approximately $1.77 million and $1.77 million. In the three and six month period ended June 30, 2019, the net income attributable to LBC was approximately $501 thousand and $501 thousand, respectively.

The pro-forma impact to 2018 revenues if the merger had occurred on January 1, 2018 would have been $2.35 million and $4.61 million for the three and six month period ending June 30, 2018, respectively. The pro-forma impact to 2018 net income if the merger had occurred on December 31, 2017 would have been $610 thousand and $1.15 million for the three and six month period ending June 30, 2018, respectively. While certain adjustments were made for the estimated impact of certain fair value adjustments, they are not indicative of what would have occurred had the merger taken place on the indicated date nor are they intended to represent or be indicative of future results of operations. In particular, no adjustments have been made to eliminate the amount of LBC’s provision for credit losses not have been necessary or any adjustments to estimate any additional income that would have been recorded as a result of fair value adjustments for the first six months of 2018 that may have occurred had the acquired loans been recorded at fair value as of the beginning of 2018. In addition, there are no adjustments to reflect any expenses that potentially could have been reduced for the first six months of 2018 had the merger occurred on January 1, 2018.

As of June 30, 2019, the Company recorded a preliminary allocation of the purchase price to LBC’s tangible and identifiable intangible assets acquired and liabilities assumed based on estimated fair values as of May 1, 2019. The following table presents the assets acquired and liabilities assumed as of May 1, 2019, and their fair value estimates. The Company continues its evaluation of the facts and circumstances available as of May 1, 2019, to assign fair values to assets acquired and liabilities assumed which could result in further adjustments to the fair values presented below.

Purchase Price Consideration (in thousands):
Shares of CBAN Common Stock Issued to LBC Shareholders as of May 1, 2019	1,054,029
Market Price of CBAN Common Stock on May 1, 2019	$17.75
Estimated Fair Value of CBAN Common Stock Issued	18,709
Cash Consideration Paid	15,312
Total Consideration	$34,021

Assets acquired at fair value:
Cash and Cash Equivalents	$15,678
Investments Securities Available for Sale	49,172
Investments Securities Held to Maturity	1,766
Restricted Investments	479
Loans	130,568
Premises and Equipment	3,009
Core Deposit Intangible	3,100
Other Real Owned	243
Prepaid and Other Assets	6,487
Total Fair Value of Assets Acquired	$210,502

Liabilities Assumed at Fair Value:
Deposits	$(189,896)
FHLB Advances	(1,000)
Payables and Other Liabilities	(975)
Total Fair Value of Liabilities Assumed	$(191,871)

Net Assets Acquired at Fair Value:	$18,631

Amount of Goodwill Resulting From Acquisition	$15,390

Part I (Continued)
Item 1 (Continued)

(2) Business Acquisitions (Continued)

In the acquisition, the Company purchased $130.57 million of loans at fair value, net of $2.17 million, or 1.63%, estimated discount to the outstanding principal balance. Of the total loans acquired, management identified $176 thousand that were considered to be credit impaired and are accounted for under ASC Topic 310-30. The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and fair value of the loans as of the acquisition date for purchased credit impaired loans. Contractually required principal and interest payments have been adjusted for estimated prepayments.

Contractually Required Principal and Interest	$695
Non-accretable Difference	(519)
Cash Flows Expected to be Collected	176
Accretable Yield	-
Total Purchased Credit-Impaired Loans Acquired	$176

The following table presents the acquired loan data for the LBC acquisition.

	Fair Value of Acquired Loans at Acquisition Date	Gross Contractual Amounts Receivable at Acquisition Date	Estimate at Acquisition Date of Contractual Cash Flows Not Expected to be Collected

Acquired receivables subject to ASC 310-30	$176	$695	$519
Acquired receivables not subject to ASC 310-30	$130,392	$132,381	$-

Acquisition of PFB Mortgage from Planters First Bank

On May 1, 2019, the Bank completed its acquisition of PFB Mortgage, the secondary market mortgage business of Planters First Bank for a total cash consideration of $833 thousand. It included fixed assets and all pipeline loans, and customers will not be affected as loans will close and be processed as normal. Planters First Bank retained closed loans not yet sold (loans held for sale). The assets and liabilities as of the effective date of the transaction were recorded at their respective estimated fair values. The excess of the purchase price over the net estimated fair values of the acquired assets and liabilities was allocated to identifiable intangible assets with the remaining excess allocated to goodwill. In the periods following the acquisition, the financial statements will include the results attributable to PFB Mortgage beginning on the date of purchase. For the three and six months period ended June 30, 2019, the revenues attributable to PFB Mortgage were $228 thousand and $228 thousand, respectively. For the three and six months period ended June 30, 2019, net loss attributable to PFB Mortgage were $211 thousand and $211 thousand. It is impracticable to determine the pro-forma impact to the 2018 revenues and net income if the acquisition had occurred on January 1, 2018 as the Bank does not have access to those records for PFB Mortgage.

Part I (Continued)
Item 1 (Continued)

(2) Business Acquisitions (Continued)

The following table provides the purchase price as of acquisition date, the identifiable assets acquired and liabilities assumed at their estimated fair values, and the resulting goodwill of $541 thousand recorded from the acquisition:

Purchase Price Consideration (in thousands):
Cash Consideration Paid	$833
Total Consideration	$833

Assets acquired at fair value:
Premises and Equipment	$78
Premium on Loan Commitments	209
Other Assets	5
Total Fair Value of Assets Acquired	$292

Liabilities Assumed at Fair Value:
Total Fair Value of Liabilities Assumed	$-

Net Assets Acquired at Fair Value:	$292

Amount of Goodwill Resulting From Acquisition	$541

The total amount of goodwill arising from this transaction of $541 thousand is deductible for tax purposes, pursuant to section 197 of the Internal Revenue Code.

(3) Investment Securities

Investment securities as of June 30, 2019 and December 31, 2018 are summarized as follows:

June 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U. S. Government Agencies Mortgage-Backed	$403,165	$3,406	$(3,163)	$403,408
State, County & Municipal	3,511	63	-	3,574
Corporate Bonds	2,870	-	(13)	2,857
	$409,546	$3,469	$(3,176)	$409,839

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U. S. Government Agencies Mortgage-Backed	$356,498	$303	$(10,596)	$346,205
State, County & Municipal	4,008	18	(37)	3,989
Corporate Bonds	2,927	-	(55)	2,872
	$363,433	$321	$(10,688)	$353,066

Part I (Continued)
Item 1 (Continued)

(3) Investment Securities (Continued)

The amortized cost and fair value of investment securities as of June 30, 2019, by contractual maturity, are shown hereafter. Expected maturities may differ from contractual maturities for certain investments because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This is often the case with mortgage-backed securities, which are disclosed separately in the table below.

	Securities
	Available for Sale
	Amortized Cost	Fair Value

Due In One Year or Less	$-	$-
Due After One Year Through Five Years	4,142	4,147
Due After Five Years Through Ten Years	1,135	1,167
Due After Ten Years	1,104	1,117
	$6,381	$6,431

Mortgage-Backed Securities	403,165	403,408
	$409,546	$409,839

Proceeds from the sale of investments available for sale totaled $56,920 and $11,268 for the first six months of 2019 and 2018, respectively. The sale of investments available for sale during the first six months of 2019 resulted in gross realized gains $117 and losses of $52. The sale of investments available for sale during the first six months of 2018 resulted in gross realized gains of $116 and losses of $0.

Proceeds from the sale of investments held to maturity totaled $1,766 for the first six months of 2019. The sale of investments held to maturity during the first six months of 2019 resulted in gross realized gains of $0 and losses of $0. The Bank did not sell any investments held to maturity during the first six months of 2018. Therefore, the Bank did not have any proceeds, gains or losses during the first six months of 2018.

Investment securities having a carrying value approximating $169,821 and $178,978 as of June 30, 2019 and December 31, 2018, respectively, were pledged to secure public deposits and for other purposes.

Part I (Continued)
Item 1 (Continued)

(3) Investment Securities (Continued)

Information pertaining to securities with gross unrealized losses at June 30, 2019 and December 31, 2018 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

June 30, 2019
U. S. Government Agencies Mortgage-Backed	$9,891	$(19)	$182,244	$(3,144)	$192,135	$(3,163)
State, County and Municipal	-	-	-	-	-	-
Corporate Bonds	2,015	(6)	842	(7)	2,857	(13)
	$11,906	$(25)	$183,086	$(3,151)	$194,992	$(3,176)

December 31. 2018
U.S. Government Agencies Mortgage-Backed	$39,083	$(504)	$255,747	$(10,092)	$294,830	$(10,596)
State, County and Municipal	612	(3)	1,882	(34)	2,494	(37)
Corporate Bonds	2,009	(21)	863	(34)	2,872	(55)
	$41,704	$(528)	$258,492	$(10,160)	$300,196	$(10,688)

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

At June 30, 2019, 103 securities have unrealized losses which have depreciated 1.60 percent from the Company’s amortized cost basis. These securities are guaranteed by either the U.S. Government, other governments or U.S. corporations. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary.

Part I (Continued)
Item 1 (Continued)

(4) Loans

The following table presents the composition of loans segregated by legacy and purchased loans and by class of loans, as of June 30, 2019 and December 31, 2018. Purchased loans are defined as loans that were acquired in bank acquisitions.

	June 30, 2019
	Legacy Loans	Purchased Loans	Total
Commercial and Agricultural
Commercial	$43,561	$24,974	$68,535
Agricultural	18,561	300	18,861

Real Estate
Commercial Construction	60,949	12,029	72,978
Residential Construction	13,193	5,429	18,622
Commercial	376,063	57,753	433,816
Residential	177,183	28,005	205,188
Farmland	70,413	3,859	74,272

Consumer and Other
Consumer	17,860	5,206	23,066
Other	18,262	1,671	19,933

Total Loans	$796,045	$139,226	$935,271

	December 31, 2018
	Legacy Loans	Purchased Loans	Total
Commercial and Agricultural
Commercial	$50,181	$7,229	$57,410
Agricultural	15,993	806	16,799

Real Estate
Commercial Construction	46,609	1,240	47,849
Residential Construction	12,242	258	12,500
Commercial	366,792	6,742	373,534
Residential	185,699	2,015	187,714
Farmland	62,674	35	62,709

Consumer and Other
Consumer	18,423	62	18,485
Other	5,027	-	5,027

Total Loans	$763,640	$18,387	$782,027

Part I (Continued)
Item 1 (Continued)

(4) Loans (Continued)

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

Part I (Continued)
Item 1 (Continued)

(4) Loans (Continued)

The following table presents the loan portfolio, excluding purchased loans, by credit quality indicator (risk grade) as of June 30, 2019 and December 31, 2018. Those loans with a risk grade of 1, 2, 3 or 4 have been combined in the pass column for presentation purposes. For the period ending June 30, 2019, the Company did not have any loans classified as “doubtful” or a “loss”.

	Pass	Special Mention	Substandard	Total Loans
June 30, 2019

Commercial and Agricultural
Commercial	$41,376	$1,471	$714	$43,561
Agricultural	16,050	1,137	1,374	18,561

Real Estate
Commercial Construction	60,546	117	286	60,949
Residential Construction	12,839	-	354	13,193
Commercial	360,806	8,048	7,209	376,063
Residential	162,927	4,015	10,241	177,183
Farmland	64,519	3,000	2,894	70,413

Consumer and Other
Consumer	17,550	84	226	17,860
Other	18,262	-	-	18,262

Total Loans	$754,875	$17,872	$23,298	$796,045

December 31, 2018

Commercial and Agricultural
Commercial	$48,579	$729	$873	$50,181
Agricultural	14,858	637	498	15,993

Real Estate
Commercial Construction	45,847	45	717	46,609
Residential Construction	12,242	-	-	12,242
Commercial	351,397	7,662	7,733	366,792
Residential	168,035	7,107	10,557	185,699
Farmland	58,678	1,912	2,084	62,674

Consumer and Other
Consumer	18,042	59	322	18,423
Other	5,018	5	4	5,027

Total Loans	$722,696	$18,156	$22,788	$763,640

Part I (Continued)
Item 1 (Continued)

(4) Loans (Continued)

The following table presents the purchased loan portfolio by credit quality indicator (risk grade) as of June 30, 2019 and December 31, 2018. Those loans with a risk grade of 1, 2, 3 or 4 have been combined in the pass column for presentation purposes. For the period ending June 30, 2019, the Company did not have any loans classified as “doubtful” or a “loss”.

	Pass	Special Mention	Substandard	Total Loans
June 30, 2019

Commercial and Agricultural
Commercial	$24,632	$121	$221	$24,974
Agricultural	300	-	-	300

Real Estate
Commercial Construction	11,960	-	69	12,029
Residential Construction	5,429	-	-	5,429
Commercial	57,364	389	-	57,753
Residential	27,682	298	25	28,005
Farmland	3,820	-	39	3,859

Consumer and Other
Consumer	5,202	-	4	5,206
Other	1,671	-	-	1,671

Total Loans	$138,060	$808	$358	$139,226

December 31, 2018

Commercial and Agricultural
Commercial	$7,229	$-	$-	$7,229
Agricultural	806	-	-	806

Real Estate
Commercial Construction	1,240	-	-	1,240
Residential Construction	258	-	-	258
Commercial	6,742	-	-	6,742
Residential	2,015	-	-	2,015
Farmland	35	-	-	35

Consumer and Other
Consumer	62	-	-	62
Other	-	-	-	-

Total Loans	$18,387	$-	$-	$18,387

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

Part I (Continued)
Item 1 (Continued)

(4) Loans (Continued)

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

The following table represents an age analysis of past due loans and nonaccrual loans for legacy loans, segregated by class of loans, excluding purchased loans as of June 30, 2019 and December 31, 2018:

	Accruing Loans
		90 Days
	30-89 Days	or More	Total Accruing	Nonaccrual
	Past Due	Past Due	Loans Past Due	Loans	Current Loans	Total Loans
June 30, 2019

Commercial and Agricultural
Commercial	$365	$-	$365	$442	$42,754	$43,561
Agricultural	-	-	-	1,304	17,257	18,561

Real Estate
Commercial Construction	123	-	123	36	60,790	60,949
Residential Construction	-	-	-	354	12,839	13,193
Commercial	822	-	822	1,849	373,392	376,063
Residential	2,276	-	2,276	2,786	172,121	177,183
Farmland	139	-	139	2,669	67,605	70,413

Consumer and Other
Consumer	61	2	63	131	17,666	17,860
Other	-	-	-	-	18,262	18,262

Total Loans	$3,786	$2	$3,788	$9,571	$782,686	$796,045

December 31, 2018

Commercial and Agricultural
Commercial	$282	$-	$282	$637	$49,262	$50,181
Agricultural	117	-	117	413	15,463	15,993

Real Estate
Commercial Construction	88	-	88	463	46,058	46,609
Residential Construction	-	-	-	-	12,242	12,242
Commercial	679	-	679	2,966	363,147	366,792
Residential	6,882	-	6,882	2,734	176,083	185,699
Farmland	76	-	76	2,052	60,546	62,674

Consumer and Other
Consumer	110	-	110	213	18,100	18,423
Other	-	-	-	4	5,023	5,027

Total Loans	$8,234	$-	$8,234	$9,482	$745,924	$763,640

Part I (Continued)
Item 1 (Continued)

(4) Loans (Continued)

The following table represents an age analysis of past due loans and nonaccrual loans, segregated by class of loans, for purchased loans as of June 30, 2019 and December 31, 2018:

	Accruing Loans
		90 Days
	30-89 Days	or More	Total Accruing	Nonaccrual
	Past Due	Past Due	Loans Past Due	Loans	Current Loans	Total Loans
June 30, 2019

Commercial and Agricultural
Commercial	$178	$-	$178	$43	$24,753	$24,974
Agricultural	-	-	-	-	300	300

Real Estate
Commercial Construction	-	-	-	69	11,960	12,029
Residential Construction	-	-	-	-	5,429	5,429
Commercial	-	-	-	-	57,753	57,753
Residential	9	-	9	25	27,971	28,005
Farmland	-	-	-	39	3,820	3,859

Consumer and Other
Consumer	16	-	16	4	5,186	5,206
Other	-	-	-	-	1,671	1,671

Total Loans	$203	$-	$203	$180	$138,843	$139,226

December 31, 2018

Commercial and Agricultural
Commercial	$-	$-	$-	$-	$7,229	$7,229
Agricultural	-	-	-	-	806	806

Real Estate
Commercial Construction	-	-	-	-	1,240	1,240
Residential Construction	-	-	-	-	258	258
Commercial	-	-	-	-	6,742	6,742
Residential	-	-	-	-	2,015	2,015
Farmland	-	-	-	-	35	35

Consumer and Other
Consumer	-	-	-	-	62	62
Other	-	-	-	-	-	-

Total Loans	$-	$-	$-	$-	$18,387	$18,387

Part I (Continued)
Item 1 (Continued)

(4) Loans (Continued)

The following table details impaired loan data, including purchased credit impaired loans, as of June 30, 2019.

June 30, 2019
	Unpaid
	Contractual			Average	Interest	Interest
	Principal	Impaired	Related	Recorded	Income	Income
	Balance	Balance	Allowance	Investment	Recognized	Collected

With No Related Allowance Recorded
Commercial	$442	$442	$-	$525	$15	$16
Agricultural	736	716	-	544	9	21
Commercial Construction	104	104	-	115	3	3
Residential Construction	354	354	-	118	4	4
Commercial Real Estate	12,372	11,504	-	12,341	291	293
Residential Real Estate	3,872	3,849	-	3,979	83	98
Farmland	2,670	2,668	-	2,246	(25)	17
Consumer	132	132	-	159	3	4
Other	-	-	-	2	-	-

	20,682	19,769	-	20,029	383	456

With An Allowance Recorded
Commercial	-	-	-	14	-	-
Agricultural	588	588	588	196	9	33
Commercial Construction	-	-	-	133	-	-
Residential Construction	-	-	-	-	-	-
Commercial Real Estate	3,031	3,031	897	2,902	61	62
Residential Real Estate	267	267	49	270	11	11
Farmland	359	359	32	361	13	12
Consumer	-	-	-	-	-	-
Other	-	-	-	-	-	-

	4,245	4,245	1,566	3,876	94	118

Purchased Credit Impaired Loans
Commercial	68	42	-	14	-	-
Commercial Construction	122	69	-	23	-	-
Residential Real Estate	23	14	-	5	-	-
Farmland	237	40	-	13	-	-
Consumer	195	-	-	-	-	-

	645	165	-	55	-	-

Total
Commercial	510	484	-	553	15	16
Agricultural	1,324	1,304	588	740	18	54
Commercial Construction	226	173	-	271	3	3
Residential Construction	354	354	-	118	4	4
Commercial Real Estate	15,403	14,535	897	15,243	352	355
Residential Real Estate	4,162	4,130	49	4,254	94	109
Farmland	3,266	3,067	32	2,620	(12)	29
Consumer	327	132	-	159	3	4
Other	-	-	-	2	-	-

	$25,572	$24,179	$1,566	$23,960	$477	$574

Part I (Continued)
Item 1 (Continued)

(4) Loans (Continued)

The following table details impaired loan data as of December 31, 2018. There were no purchased credit impaired loans and related allowance for loan losses as of December 31, 2018.

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

Part I (Continued)
Item 1 (Continued)

(4) Loans (Continued)

The following table details impaired loan data as of June 30, 2018. There were no purchased credit impaired loans and related allowance for loan losses as of June 30, 2018.

June 30, 2018
	Unpaid
	Contractual			Average	Interest	Interest
	Principal	Impaired	Related	Recorded	Income	Income
	Balance	Balance	Allowance	Investment	Recognized	Collected

With No Related Allowance Recorded
Commercial	$367	$367	$-	$520	$5	$5
Agricultural	311	290	-	360	9	12
Commercial Construction	16	16	-	38	1	1
Residential Contruction	-	-	-	-	-	-
Commercial Real Estate	10,201	10,201	-	11,092	235	236
Residential Real Estate	3,892	3,805	-	4,113	87	89
Farmland	980	978	-	896	5	7
Consumer	200	200	-	199	6	6
Other	-	-	-	-	-	-

	15,967	15,857	-	17,218	348	356

With An Allowance Recorded
Commercial	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Commercial Construction	482	482	54	487	2	2
Residential Contruction	-	-	-	-	-	-
Commercial Real Estate	5,047	5,047	1,371	5,371	106	99
Residential Real Estate	36	36	21	60	1	1
Farmland	367	367	28	369	12	12
Consumer	-	-	-	-	-	-
Other	-	-	-	-	-	-

	5,932	5,932	1,474	6,287	121	114

Total
Commercial	367	367	-	520	5	5
Agricultural	311	290	-	360	9	12
Commercial Construction	498	498	54	525	3	3
Residential Contruction	-	-	-	-	-	-
Commercial Real Estate	15,248	15,248	1,371	16,463	341	335
Residential Real Estate	3,928	3,841	21	4,173	88	90
Farmland	1,347	1,345	28	1,265	17	19
Consumer	200	200	-	199	6	6
Other	-	-	-	-	-	-

	$21,899	$21,789	$1,474	$23,505	$469	$470

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

As discussed in Note 1, Summary of Significant Accounting Policies, once a loan is identified as a TDR, it is accounted for as an impaired loan. The Company had no unfunded commitments to lend to a customer that has a troubled debt restructured loan as of June 30, 2019. The Company had no loan contracts restructured during the three month period ended and the six month period ended June 30, 2019 and 2018. Loans modified in a troubled debt restructuring are considered to be in default once the loan becomes 90 days past due. A TDR may cease being classified as impaired if the loan is subsequently modified at market terms and, has performed according to the modified terms for at least six months, and there has not been any prior principal forgiveness on a cumulative basis.

The Company had no loans that subsequently defaulted during the three months ended June 30, 2019 and 2018, respectively. The Company had no loans that subsequently defaulted during the six months ended June 30, 2019 and one loan that subsequently defaulted during the six months ended June 30, 2018. The loan totaling $131 thousand failed to continue to perform as agreed and was moved to non-accrual status.

Part I (Continued)
Item 1 (Continued)

(5) Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses, segregated by class of loan, for the six month period ended June 30, 2019 and June 30, 2018. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other loan categories and periodically may result in reallocation within the provision categories.

June 30, 2019
	Beginning				Ending
	Balance	Charge-Offs	Recoveries	Provision	Balance

Commercial and Agricultural
Commercial	$370	$(125)	$16	$122	$383
Agricultural	248	-	1	789	1,038

Real Estate
Commercial Construction	115	(29)	54	(130)	10
Residential Construction	16	-	-	(14)	2
Commercial	4,549	(56)	38	(790)	3,741
Residential	1,181	(647)	159	152	845
Farmland	702	(63)	3	47	689

Consumer and Other
Consumer	86	(179)	27	129	63
Other	10	-	3	5	18

	$7,277	$(1,099)	$301	$310	$6,789

June 30, 2018
	Beginning				Ending
	Balance	Charge-Offs	Recoveries	Provision	Balance

Commercial and Agricultural
Commercial	$447	$(116)	$85	$28	$444
Agricultural	186	(123)	7	192	262

Real Estate
Commercial Construction	1,216	-	38	(1,172)	82
Residential Construction	-	-	-	-	-
Commercial	3,874	(258)	37	753	4,406
Residential	968	(89)	75	112	1,066
Farmland	780	-	9	79	868

Consumer and Other
Consumer	34	(135)	49	82	30
Other	3	-	2	(4)	1

	$7,508	$(721)	$302	$70	$7,159

Management continually evaluates the allowance for loan losses methodology seeking to refine and enhance this process as appropriate, and it is likely that the methodology will continue to evolve over time.

Part I (Continued)
Item 1 (Continued)

(5) Allowance for Loan Losses (Continued)

The Company determines its individual reserves during its quarterly review of substandard loans. This process involves reviewing all loans with a risk grade of 6 or greater and an outstanding balance of $250,000 or more, regardless of the loans impairment classification. At June 30, 2019, there were 123 impaired loans totaling $3.8 million below the $250,000 review threshold which were not individually reviewed for impairment. Those loans were subject to the bank’s general loan loss reserve methodology and are included in the “Collectively Evaluated for Impairment” column of the following tables. Likewise, at June 30, 2018, there were 125 impaired loans totaling $3.1 million which were below the $250,000 review threshold and were subject to the bank’s general loan loss reserve methodology and are included in the “Collectively Evaluated for Impairment” column of the following tables.

Since not all loans in the substandard category are considered impaired, this quarterly review process may result in the identification of specific reserves on unimpaired loans. Management considers those loans graded substandard, but not classified as impaired, to be higher risk loans and, therefore, makes specific allocations to the allowance for those loans if warranted. The total of such loans is $9.26 million and $9.55 million as of June 30, 2019 and 2018, respectively. Specific allowance allocations were made for these loans totaling $1.66 million and $1.30 million as of June 30, 2019 and 2018, respectively. Since these loans are not considered impaired, both the loan balance and related specific allocation are included in the “Collectively Evaluated for Impairment” column of the following tables.

Part I (Continued)
Item 1 (Continued)

(5) Allowance for Loan Losses (Continued)

The following tables present breakdowns of the allowance for loan losses, segregated by impairment methodology for June 30, 2019 and 2018. For June 30, 2018, there were no purchased credit impaired loans and related allowance for loan losses.

June 30, 2019
	Ending Allowance Balance				Ending Loan Balance

	Individually	Collectively	Purchased		Individually	Collectively	Purchased
	Evaluated for	Evaluated for	Credit		Evaluated for	Evaluated for	Credit
	Impairment	Impairment	Impaired	Total	Impairment	Impairment	Impaired	Total
Commercial and Agricultural
Commercial	$-	$383	$-	$383	$16	$68,477	$42	$68,535
Agricultural	588	450	-	1,038	850	18,011	-	18,861

Real Estate
Commercial Construction	-	10	-	10	67	72,842	69	72,978
Residential Construction	-	2	-	2	354	18,268	-	18,622
Commercial	897	2,844	-	3,741	14,243	419,573	-	433,816
Residential	49	796	-	845	1,914	203,260	14	205,188
Farmland	32	657	-	689	2,752	71,480	40	74,272

Consumer and Other
Consumer	-	63	-	63	-	23,066	-	23,066
Other	-	18	-	18	-	19,933	-	19,933

Total End of Period Balance	$1,566	$5,223	$-	$6,789	$20,196	$914,910	$165	$935,271

June 30, 2018
	Ending Allowance Balance			Ending Loan Balance

	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
Commercial and Agricultural
Commercial	$-	$444	$444	$77	$44,952	$45,029
Agricultural	-	262	262	5	20,032	20,037

Real Estate
Commercial Construction	54	28	82	481	48,428	48,909
Residential Construction	-	-	-	-	11,541	11,541
Commercial	1,371	3,035	4,406	15,187	336,876	352,063
Residential	21	1,045	1,066	1,910	185,681	187,591
Farmland	28	840	868	1,032	66,835	67,867

Consumer and Other
Consumer	-	30	30	-	18,746	18,746
Other	-	1	1	-	15,013	15,013

Total End of Period Balance	$1,474	$5,685	$7,159	$18,692	$748,104	$766,796

Part I (Continued)
Item 1 (Continued)

(6) Other Real Estate Owned

The aggregate carrying amount of Other Real Estate Owned (“OREO”) at June 30, 2019 and December 31, 2018 was $987 and $1,841, respectively. All of the Company’s other real estate owned represents properties acquired through foreclosure or deed in lieu of foreclosure. The following table details the change in OREO for the six months ended June 30, 2019 and the year ended December 31, 2018.

	Six Months Ended	Twelve Months Ended
	June 30, 2019	December 31, 2018

Balance, Beginning	$1,841	$4,256

Additions	166	793
Acquired in Acquisition	243	-
Sales of OREO	(2,114)	(2,949)
Transfer to Bank Premises	-	(300)
Gains (Losses) on Sale	955	303
Provision for Losses	(104)	(262)

Balance, Ending	$987	$1,841

At June 30, 2019, the Company held $120 thousand of residential real estate property as foreclosed property compared to $565 thousand as of December 31, 2018.  Also at June 30, 2019, $1,076 thousand of consumer mortgage loans collateralized by residential real estate property were in the process of foreclosure according to local requirements of the applicable jurisdictions. At December 31, 2018, only $25 thousand of consumer mortgage loans collateralized by residential real estate property were in the process of foreclosure according to local requirements of the applicable jurisdictions.

(7) Deposits

The aggregate amount of overdrawn deposit accounts reclassified as loan balances totaled $441 thousand and $476 thousand as of June 30, 2019 and December 31, 2018.

Components of interest-bearing deposits as of June 30, 2019 and December 31, 2018 are as follows:

	Six Months Ended	Twelve Months Ended
	June 30, 2019	December 31, 2018

Interest-Bearing Demand	$591,236	$471,794
Savings	84,606	79,453
Time, $250,000 and Over	71,359	53,881
Other Time	318,211	287,150
	$1,065,412	$892,278

At June 30, 2019 and December 31, 2018, the Company had reciprocal deposits of $109,638 and $80,535, respectively. All of these reciprocal deposits represent Insured Cash Sweep (“ICS”) deposits and Certificate of Deposits Account Registry Service (“CDARS”) deposits. The ICS deposits and CDARS deposits are ones in which customers placed core deposits into the program for FDIC insurance coverage and the Company receives reciprocal deposits in a like amount. Due to changes in regulatory rules with reciprocal deposits, all of the Company’s reciprocal deposits were excluded from being treated as brokered deposits at June 30, 2019. The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $250,000 was approximately $58,233 and $41,104 as of June 30, 2019 and December 31, 2018, respectively. The aggregate amount of certificates of deposit, each with a minimum deposit of $250,000 was $71,359 and $53,881 as of June 30, 2019 and December 31, 2018.

Part I (Continued)
Item 1 (Continued)

(7) Deposits (Continued)

As of June 30, 2019 and December 31, 2018, the scheduled maturities of certificates of deposits are as follows:

Maturity	June 30, 2019	December 31, 2018
One Year and Under	$277,759	$241,366
One to Three Years	98,060	82,412
Three Years and Over	13,751	17,253
	$389,570	$341,031

(8) Other Borrowed Money

Other borrowed money at June 30, 2019 and December 31, 2018 is summarized as follows:

	June 30, 2019	December 31, 2018

Federal Home Loan Bank Advances	$40,000	$44,000
Other Borrowings	15,063	-
	$55,063	$44,000

Advances from the Federal Home Loan Bank (“FHLB”) have maturities ranging from 2020 to 2028 and interest rates ranging from 0.98 percent to 3.51 percent. As collateral on the outstanding FHLB advances, the Company has provided a blanket lien on its portfolio of qualifying residential first mortgage loans, commercial loans, multifamily loans and HELOC loans. At June 30, 2019, the book value of those loans pledged is $168,066. At June 30, 2019, the Company had remaining credit availability from the FHLB of $261,264. The Company may be required to pledge additional qualifying collateral in order to utilize the full amount of the remaining credit line.

On May 1, 2019, the Company completed a borrowing arrangement with a correspondent bank for $10.0 million. The term note is secured by the Bank’s stock, expires on May 1, 2024, and bears a fixed interest rate of 4.70 percent. The proceeds were used for the acquisition of LBC Bancshares, Inc. and its subsidiary, Calumet Bank. As of June 30, 2019, the outstanding balance totaled $9.8 million.

On May 1, 2019, the Company completed a revolving credit arrangement with a correspondent bank with a maximum line amount of $10.0 million. This line of credit is secured by the Bank’s stock, expires on May 1, 2021, and bears a variable interest rate of Wall Street Journal Prime minus 0.40 percent. The Company advanced $5.3 million that was used toward the acquisition of LBC Bancshares, Inc. and its subsidiary, Calumet Bank. As of June 30, 2019, the outstanding balance totaled $5.3 million.

The aggregate stated maturities of other borrowed money at June 30, 2019 are as follows:

Year	Amount
2019	$500
2020	4,500
2021	6,313
2022	19,000
2023	7,000
2024 and After	17,750
$55,063

The Company also has available federal funds lines of credit with various financial institutions totaling $48,000, none of which were outstanding at June 30, 2019.

The Company has the ability to borrow funds from the Federal Reserve Bank (“FRB”) of Atlanta utilizing the discount window. The discount window is an instrument of monetary policy that allows eligible institutions to borrow money from the FRB on a short-term basis to meet temporary liquidity shortages caused by internal or external disruptions. At June 30, 2019, the Company had borrowing capacity available under this arrangement, with no outstanding balances. The Company would be required to pledge certain available-for-sale investment securities as collateral under this agreement.

Part I (Continued)
Item 1 (Continued)

(9) Subordinated Debentures (Trust Preferred Securities)

			3 Month	Added	Total		5 Year
Description	Date	Amount	Libor Rate	Points	Rate	Maturity	Call Option
Colony Bankcorp Statutory Trust III	6/17/2004	$4,640	2.41025	2.68	5.09025	6/14/2034	6/17/2009
Colony Bankcorp Capital Trust I	4/13/2006	5,155	2.31888	1.50	3.81888	4/13/2036	4/13/2011
Colony Bankcorp Capital Trust II	3/12/2007	9,279	2.31888	1.65	3.96888	3/12/2037	3/12/2012
Colony Bankcorp Capital Trust III	9/14/2007	5,155	2.58275	1.40	3.98275	9/14/2037	9/14/2012

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

At June 30, 2019 and December 31, 2018 the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	June 30, 2019	December 31, 2018

Loan Commitments	$146,481	$98,736
Letters of Credit	1,627	1,525

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

Other Commitments. As of June 30, 2019, an $18,000 letter of credit issued by FHLB was used to guarantee the Bank’s performance related to public fund deposit balances.

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

Federal Home Loan Bank Stock – The fair value of Federal Home Loan Bank stock approximates carrying value and is classified as Level 1.

Loans Held for Sale – The fair value of loans held for sale is determined on outstanding commitments from third party investors in the secondary markets and is classified within Level 2 of the valuation hierarchy.

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

The carrying amount, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2019 and December 31, 2018 are as follows:

	Fair Value Measurements at
	June 30, 2019
	Carrying	Estimated	Level	Level	Level
	Value	Fair Value	1	2	3

Assets
Cash and Short-Term Investments	$75,412	$75,412	$75,412	$-	$-
Investment Securities Available for Sale	409,839	409,839	-	406,405	3,434
Other Investments, at Cost	3,261	3,261	3,261	-	-
Loans Held for Sale	3,813	3,813	-	3,813	-
Loans, Net	927,917	925,547	-	922,868	2,679
Bank-Owned Life Insurance	21,357	21,357	21,357	-	-

Liabilities
Deposits	1,297,723	1,300,200	908,153	392,047	-
Subordinated Debentures	24,229	24,229	-	24,229	-
Other Borrowed Money	55,063	54,865	-	54,865	-

	Fair Value Measurements at
	December 31, 2018
	Carrying	Estimated	Level	Level	Level
	Value	Fair Value	1	2	3

Assets
Cash and Short-Term Investments	$60,156	$60,156	$60,156	$-	$-
Investment Securities Available for Sale	353,066	353,066	-	348,788	4,278
Federal Home Loan Bank Stock	2,978	2,978	2,978	-	-
Loans, Net	774,249	769,809	-	766,457	3,352
Bank-Owned Life Insurance	17,598	17,598	17,598	-	-

Liabilities
Deposits	1,085,125	1,086,503	744,094	342,409	-
Subordinated Debentures	24,229	24,229	-	24,229	-
Other Borrowed Money	44,000	44,032	-	44,032	-

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

Assets and Liabilities Measured at Fair Value on a Recurring and Nonrecurring Basis – The following table presents the recorded amount of the Company’s assets measured at fair value on a recurring and nonrecurring basis as of June 30, 2019 and December 31, 2018, aggregated by the level in the fair value hierarchy within which those measurements fall. The table below includes only impaired loans with a specific reserve and only other real estate properties with a valuation allowance at June 30, 2019 and at December 31, 2018. Those impaired loans and other real estate properties are shown net of the related specific reserves and valuation allowances.

Part I (Continued)
Item 1 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Total Fair	Identical Assets	Observable	Inputs
June 30, 2019	Value	(Level 1)	Inputs (Level 2)	(Level 3)

Recurring Securities Available for Sale
U.S. Government Agencies Mortgage-Backed	$403,408	$-	$400,189	$3,219
State, County and Municipal	3,574	-	3,359	215
Corporate Bonds	2,857	-	2,857	-
	$409,839	$-	$406,405	$3,434

Nonrecurring
Impaired Loans	$2,679	$-	$-	$2,679

Other Real Estate	$714	$-	$-	$714

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Total Fair	Identical Assets	Observable	Inputs
December 31, 2018	Value	(Level 1)	Inputs (Level 2)	(Level 3)

Recurring Securities Available for Sale
U.S. Government Agencies Mortgage-Backed	$346,205	$-	$342,142	$4,063
State, County and Municipal	3,989	-	3,775	214
Corporate Bonds	2,872	-	2,872	-

	$353,066	$-	$348,789	$4,277

Nonrecurring
Impaired Loans	$3,352	$-	$-	$3,352

Other Real Estate	$1,183	$-	$-	$1,183

Liabilities

The Company did not identify any liabilities that are required to be presented at fair value.

Part I (Continued)
Item 1 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

The following table presents quantitative information about the significant unobservable inputs used in the fair value measurements for assets in level 3 of the fair value hierarchy measured on a nonrecurring basis at June 30, 2019 and December 31, 2018. This table is comprised primarily of collateral dependent impaired loans and other real estate owned:

		Valuation	Unobservable	Range
	June 30, 2019	Techniques	Inputs	Weighted Avg

Real Estate
Residential Real Estate	218	Sales Comparison	Adjustment for Differences	(10.86)%	-	6.70%
			Between the Comparable Sales		(2.08)%

			Management Adjustments for	0.00%	-	25.00%
			Age of Appraisals and/or Current		12.50%
			Market Conditions

Commercial Real Estate	2,134	Income Approach	Capitalization Rate	7.75%	-	10.50%
					9.13%

			Management Adjustments for	0.00%	-	10.00%
			Age of Appraisals and/or Current		5.00%
			Market Conditions

Farmland	327	Sales Comparison	Adjustment for Differences	(71.00)%	-	(3.50)%
			Between the Comparable Sales		(37.25)%

			Management Adjustments for	10.00%	-	80.00%
			Age of Appraisals and/or Current		45.00%
			Market Conditions

Other Real Estate Owned	714	Sales Comparison	Adjustment for Differences	(30.00)%	-	25.02%
			Between the Comparable Sales		(2.49)%

			Management Adjustments for	9.82%	-	99.39%
			Age of Appraisals and/or Current		40.36%
			Market Conditions

		Sales Contract	Adjustment for Estimated Costs	0.00%	-	0.00%
			to Sell		(0.00)%

		Income Approach	Discount Rate		10.00%

Part I (Continued)
Item 1 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

		Valuation	Unobservable	Range
	December 31, 2018	Techniques	Inputs	Weighted Avg

Real Estate
Commercial Construction	$360	Sales Comparison	Adjustment for Differences	(6.00)%	-	1,975.00%
			Between the Comparable Sales		984.20%

			Management Adjustments for	0.00%	-	10.00%
			Age of Appraisals and/or Current		5.00%
			Market Conditions

Residential Real Estate	213	Sales Comparison	Adjustment for Differences	(10.86)%	-	6.70%
			Between the Comparable Sales		(2.08)%

			Management Adjustments for	0.00%	-	25.00%
			Age of Appraisals and/or Current		12.50%
			Market Conditions

Commercial Real Estate	2,415	Sales Comparison	Adjustment for Differences	(60.00)%	-	80.00%
			Between the Comparable Sales		10.00%

			Management Adjustments for	0.00%	-	35.00%
			Age of Appraisals and/or Current		17.50%
			Market Conditions

		Income Approach	Capitalization Rate		10.13%

Farmland	328	Sales Comparison	Adjustment for Differences	(71.00)%	-	(3.50)%
			Between the Comparable Sales		(37.25)%

			Management Adjustments for	10.00%	-	80.00%
			Age of Appraisals and/or Current		45.00%
			Market Conditions

Commercial	36	Sales Contract	Adjustment for Estimated Costs	0.00%	-	0.00%
			to Sell		(0.00)%

			Management Adjustment for	0.00%	-	15.00%
			Age of Appraisals and/or Current		15.00%
			Market Conditions

Other Real Estate Owned	1,183	Sales Comparison	Adjustment for Differences	(30.00)%	-	25.02%
			Between the Comparable Sales		(2.49)%

			Management Adjustment for	9.82%	-	99.39%
			Age of Appraisals and/or Current		35.26%
			Market Conditions

		Income Approach	Capitalization Rate		10.00%

Part I (Continued)
Item 1 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

The table below presents a reconciliation and statement of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the six months ended June 30, 2019 and the twelve months ended December 31, 2018.

	Available for Sale Securities
	June 30, 2019	December 31, 2018

Balance, Beginning	$4,277	$7,298
Transfers out of Level 3	-	(2,009)
Maturities	-	-
Purchases	-	-
Paydowns	(883)	(886)
Unrealized Gains included in Other Comprehensive Income (Loss)	40	(126)

Balance, Ending	$3,434	$4,277

The Company’s policy is to recognize transfers in and transfers out of levels 1, 2 and 3 as of the end of a reporting period. There were no transfers of securities between levels for the six months ended June 30, 2019 and one security totaling $2,009 transferred from level 3 to level 2 for the twelve months ended December 31, 2018.

The following table presents quantitative information about recurring level 3 fair value measurements as of June 30, 2019.

			Unobservable	Range
June 30, 2019	Fair Value	Valuation Techniques	Inputs	(Weighted Avg)

State, County and Municipal	$215	Discounted Cash Flow	Discount Rate or Yield	N/A*

U. S. Government Agencies Mortgage -Backed	3,219	Fundamental Analysis	Discount Rate or Yield	N/A*

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  As of June 30, 2019, the interim final Basel III rules (“Basel III”) require the Company to also maintain minimum amounts and ratios of common equity Tier 1 capital to risk-weighted assets.  These amounts and ratios as defined in regulations are presented hereafter.  Management believes, as of June 30, 2019, the Company meets all capital adequacy requirements to which it is subject under the regulatory framework for prompt corrective action.  In the opinion of management, there are no events or conditions since prior notification of capital adequacy from the regulators that have changed the institution’s category.

Part I (Continued)
Item 1 (Continued)

(12) Regulatory Capital Matters (Continued)

The Basel III rules also require the implementation of a new capital conservation buffer comprised of common equity Tier 1 capital.  The capital conservation buffer was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increase each subsequent year by 0.625% until reaching its final level of 2.5% on January 1, 2019.

The following table summarizes regulatory capital information as of June 30, 2019 and December 31, 2018 on a consolidated basis and for the subsidiary, as defined.  Regulatory capital ratios for June 30, 2019 and December 31, 2018 were calculated in accordance with the Basel III rules.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2019

Total Capital to Risk-Weighted Assets
Consolidated	$136,952	13.37%	$81,961	8.00%	N/A	N/A
Colony Bank	148,554	14.52	81,856	8.00	$102,320	10.00%

Tier I Capital to Risk-Weighted Assets
Consolidated	130,163	12.70	61,470	6.00	N/A	N/A
Colony Bank	141,765	13.86	61,392	6.00	81,856	8.00

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	106,663	10.41	46,103	4.50	N/A	N/A
Colony Bank	141,765	13.86	46,044	4.50	66,508	6.50

Tier I Capital to Average Assets
Consolidated	130,163	9.34	55,765	4.00	N/A	N/A
Colony Bank	141,765	10.18	55,684	4.00	69,606	5.00

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

Compensation expense for restricted stock is based on the market price of the Company stock at the time of the grant and amortized on a straight-line basis over the vesting period. The balance of unearned compensation related to these restricted shares as of June 30, 2019 is $69,448 which is expected to be recognized over a weighted-average of 2.08 years. Total compensation expense recognized for the restricted shares granted for the six months ended June 30, 2019 was $16,668.

Part I (Continued)
Item 1 (Continued)

(14) Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflects the potential dilution of restricted stock and common stock warrants. Net income available to common stockholders represents net income after preferred stock dividends. The following table presents earnings per share for the three month and six month period ended June 30, 2019 and 2018.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018

Numerator
Net Income Available to Common Stockholders	$2,101	$3,069	$4,936	$6,257

Denominator
Weighted Average Number of Common Shares Outstanding for Basic Earnings Per Common Share	9,089	8,439	8,765	8,439

Dilutive Effect of Potential Common Stock
Restricted Stock	-	-	-	-
Stock Warrants	-	173	-	196
Weighted-Average Number of Shares Outstanding for Diluted Earnings Per Common Share	9,089	8,612	8,765	8,635

Earnings Per Share - Basic	$0.23	$0.36	$0.56	$0.74

Earnings Per Share - Diluted	$0.23	$0.36	$0.56	$0.72

(15) Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) for unrealized gains and losses securities available for sale for the period ended June 30, 2019 and the year ended December 31, 2018 are as follows:

	June 30, 2019	December 31, 2018

Beginning Balance	$(8,190)	$(6,492)

Other Comprehensive Income Before Reclassification	8,472	(1,606)

Amounts Reclassified from Accumulated Other Comprehensive Income	(51)	(92)

Net Current Period Other Comprehensive Income	8,421	(1,698)

Ending Balance	$231	$(8,190)

Part I (Continued)
Item 1 (Continued)

(16) Segment Information

The Company’s operating segments include banking and mortgage banking. The reportable segments are determined by the products and services offered, and internal reporting. The Bank segment derives its revenues from the delivery of full-service financial services, including retail and commercial banking services and deposit accounts. The Mortgage Banking segment derives its revenues from the origination and sales of residential mortgage loans held for sale. Segment performance is evaluated using net interest income and noninterest income. Income taxes are allocated based on income before income taxes, and indirect expenses (includes management fees) are allocated based on various internal factors for each segment. Transactions among segments are made at fair value. Information reported internally for performance assessment follows.

Three Months Ended June 30, 2019	Bank	Mortgage Banking	Holding Company	Totals

Net Interest Income	$12,200	$19	$(394)	$11,825
Provision for Loan Losses	179	-	-	179
Noninterest Income	3,492	500	8	4,000
Noninterest Expenses	11,636	722	656	13,014
Income Taxes	737	-	(206)	531
Segment Profit (Loss)	$3,140	$(203)	$(836)	$2,101

Segment Assets at June 30, 2019	$1,498,212	$4,539	$4,221	$1,506,972

Three Months Ended June 30, 2018	Bank	Mortgage Banking	Holding Company	Totals

Net Interest Income	$10,411	$-	$(246)	$10,165
Provision for Loan Losses	44	-	-	44
Noninterest Income	2,317	-	7	2,324
Noninterest Expenses	8,325	-	276	8,601
Income Taxes	877	-	(102)	775
Segment Profit (Loss)	$3,482	$-	$(413)	$3,069

Segment Assets at June 30, 2018	$1,199,709	$-	$4,763	$1,204,472

Six Months Ended June 30, 2019	Bank	Mortgage Banking	Holding Company	Totals

Net Interest Income	$22,832	$19	$(669)	$22,182
Provision for Loan Losses	310	-	-	310
Noninterest Income	5,675	643	16	6,334
Noninterest Expenses	20,242	846	952	22,040
Income Taxes	1,548	5	(323)	1,230
Segment Profit (Loss)	$6,407	$(189)	$(1,282)	$4,936

Segment Assets at June 30, 2019	$1,498,212	$4,539	$4,221	$1,506,972

Six Months Ended June 30, 2018	Bank	Mortgage Banking	Holding Company	Totals

Net Interest Income	$20,753	$-	$(459)	$20,294
Provision for Loan Losses	70	-	-	70
Noninterest Income	4,744	-	14	4,758
Noninterest Expenses	16,605	-	532	17,137
Income Taxes	1,782	-	(194)	1,588
Segment Profit (Loss)	$7,040	$-	$(783)	$6,257

Segment Assets at June 30, 2018	$1,199,709	$-	$4,763	$1,204,472

Part I (Continued)
Item 1 (Continued)

(17) Subsequent Events

On July 3, 2019, the Company announced the startup of a Small Business Specialty Lending Group which will focus on Small Business Administration lending and other government guaranteed loans. The Company has hired two veteran bankers to lead the group.

On July 18, 2019, the Board of Directors declared a cash dividend of $0.075 per share to shareholders of record on July 31, 2019, payable on August 15, 2019.

Colony Risk Management, Inc. (“the Captive”), a wholly-owned subsidiary of the Company, began operations in July 2019, in the State of Nevada. The Captive is a pure captive insurance company as defined by the Nevada Revised Statutes, Chapter 694C, and is engaged in the business of providing commercial property and various liability insurance to the Company and related entities. The Captive has elected to be taxed under Section 831(b) of the Internal Revenue Code. Pursuant to Section 831(b), if gross premiums do not exceed $2,300,000, then the Captive is taxable solely on its investment income. The Captive will be included in the consolidated federal income tax return of the Company. The Captive has a policy to pay to the Company its federal income tax liability or receive a credit for the tax reduction realized in the event of a loss. The Captive is subject to federal income taxes and state premium taxes to Nevada.

Part I Financial Information
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

Future Outlook

Our Company has started the current year focusing on increasing our deposits along with solid loan growth. We are exploring opportunities in new product lines and services, which could help to improve core non-interest income and in market expansion. In addition, we continue to make strategic changes within our organization by realigning our senior management and hiring key personnel which will contribute to our future efforts to expand our footprint.

In May 2019, the Company opened its first full service banking office in Statesboro, Georgia. In October 2018, the Bank purchased a vacant lot of real estate in Albany, Georgia from the branch acquisition transaction with Planters First Bank. The Bank intends to build a new branch office in the future.

On May 1, 2019, the Bank completed its purchase of the mortgage division from Planters First Bank, PFB Mortgage. With the transaction added several originators within the following markets: Albany, Georgia; Athens, Georgia; Macon, Georgia and Warner Robins, Georgia. In addition, the Bank established a new mortgage loan origination office in LaGrange, Georgia in March 2019.

On May 1, 2019, the Company completed its acquisition of LBC Bancshares, Inc. and its subsidiary, Calumet Bank, which has merged within the Company. The acquisition expanded the Company’s market presence, as Calumet Bank had two full-service banking locations, one each in LaGrange, Georgia and Columbus, Georgia, as well as a loan production office in Atlanta, Georgia. The Company issued 1,054,029 common shares at a fair value of $18.7 million and paid $15.3 million in cash to the former shareholders of LBC as merger consideration.

On May 20, 2019, the Company announced the retirement of Terry L. Hester, Executive Vice President and Chief Financial Officer. The Company announced Tracie Youngblood as the new Executive Vice President and Chief Financial Officer. Ms. Youngblood joined the Company on June 24, 2019. In addition, the Company announced the realignment of roles within the senior management team with M. Eddie Hoyle being appointed to Chief Banking Officer, Edward Lee Bagwell being appointed to Chief Risk Officer and General Counsel, J. Stan Cook being appointed to Chief Credit Officer, and the addition of Lance Whitley as Chief People Officer.

In July 2019, the Bank announced the startup of a Small Business Specialty Lending Group and the hiring of two veteran bankers to lead the group. This new unit will expand the Bank’s participation in government guaranteed loans and expand its footprint into new markets, provide the Bank with an opportunity to service new clients and provide additional fee income.

In July 2019, a new subsidiary of the Company was incorporated under the name Colony Risk Management, Inc. Colony Risk Management, Inc. is a subsidiary of the Company and is located in Las Vegas, Nevada. It is a captive insurance subsidiary which insures various liability and property damage policies for the Company and its related subsidiaries. Colony Risk Management is regulated by the State of Nevada Division of Insurance.

We have reinstated dividend payments beginning first quarter 2017 and have continued on a quarterly basis. In 2018, we paid a quarterly dividend of $0.05 per common stock. For the first and second quarter of 2019, we paid a dividend payment of $0.075 per common stock.

Major Trends/Significant Considerations

The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of June 30, 2019, and the consolidated results of operations for the six months ended June 30, 2019. This discussion should be read in conjunction with the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2019. Readers should also carefully review all other disclosures we file from time to time with the SEC.

Part I (Continued)

Item 2 (Continued)

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

A reconciliation of these performance measures to GAAP performance measures is included in the tables below.

Non-GAAP Performance Measures Reconciliation

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Interest Income Reconciliation
Interest Income – Taxable Equivalent	$15,155	$12,127	$28,220	$23,953
Tax Equivalent Adjustment	57	18	109	34
Interest Income (GAAP)	$15,098	$12,109	$28,111	$23,919

Net Interest Income Reconciliation
Net Interest Income – Taxable Equivalent	$11,882	$10,183	$22,291	$20,328
Tax Equivalent Adjustment	57	18	109	34
Net Interest Income (GAAP)	$11,825	$10,165	$22,182	$20,294

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Net Interest Margin Reconciliation
Net Interest Margin – Taxable Equivalent	3.57%	3.57%	3.52%	3.56%
Tax Equivalent Adjustment	0.01%	0.01%	0.02%	0.01%
Net Interest Margin (GAAP)	3.56%	3.56%	3.50%	3.55%

Interest Rate Spread Reconciliation
Interest Rate Spread – Taxable Equivalent	3.34%	3.41%	3.29%	3.42%
Tax Equivalent Adjustment	0.02%	0.01%	0.02%	0.01%
Interest Rate Spread (GAAP)	3.32%	3.40%	3.27%	3.41%

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

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of June 30, 2019 and December 31, 2018, and results of operations for each of the three months and six months periods ended June 30, 2019 and 2018. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 21 percent federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.

Dollar amounts in tables are stated in thousands, except for per share amounts.

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average interest-earning assets. Net income available to common shareholders totaled $2.10 million, or $0.23 diluted per common share, in the three months ended June 30, 2019 compared to net income available to common shareholders of $3.07 million, or $0.36 diluted per common share, in the three months ended June 30, 2018. Net income available to common shareholders totaled $4.94 million, or $0.56 diluted per common share, in the six months ended June 30, 2019 compared to net income available to common shareholders of $6.26 million, or $0.72 diluted per common share, in the six months ended June 30, 2018. The Company incurred $1.93 million in acquisition related expenses during the second quarter of 2019 stemming from the two acquisitions of LBC Bancshares, Inc. and PFB Mortgage.

Part I (Continued)

Item 2 (Continued)

Selected income statement data, returns on average assets and average common equity and dividends per share for the comparable periods were as follows:

	Three Months Ended June 30				Six Months Ended June 30
			$	%			$	%
	2019	2018	Variance	Variance	2019	2018	Variance	Variance

Taxable-equivalent net interest income	$11,882	$10,183	$1,699	16.68%	$22,291	$20,328	$1,963	9.66%
Taxable-equivalent adjustment	57	18	39	216.67%	109	34	75	220.59%

Net interest income	11,825	10,165	1,660	16.33%	22,182	20,294	1,888	9.30%
Provision for loan losses	179	44	135	306.82%	310	70	240	342.86%
Noninterest income	4,000	2,324	1,676	72.12%	6,334	4,758	1,576	33.12%
Noninterest expense	13,014	8,601	4,413	51.31%	22,040	17,137	4,903	28.61%

Income before income taxes	2,632	3,844	(1,212)	-31.53%	6,166	7,845	(1,679)	-21.40%
Income taxes	531	775	(244)	-31.48%	1,230	1,588	(358)	-22.54%

Net income	$2,101	$3,069	$(968)	-31.54%	$4,936	$6,257	$(1,321)	-21.11%

Net income available to common shareholders:
Basic	$0.23	$0.36	$(0.13)	-36.11%	$0.56	$0.74	$(0.18)	-24.32%
Diluted	$0.23	$0.36	$(0.13)	-36.11%	$0.56	$0.72	$(0.16)	-22.22%
Return on average assets	0.60%	1.03%	-0.43%	-41.75%	0.74%	1.04%	-0.30%	-28.85%
Return on average total equity	7.43%	13.82%	-6.39%	-46.24%	9.42%	14.00%	-4.58%	-32.71%

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 77.79 percent of total revenue for six months ended June 30, 2019 and 81.01 percent for the same period a year ago.

Net interest margin is the taxable-equivalent net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Company’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, is currently 5.50 percent. The rate remained unchanged in the first half of 2019 and increased four times in 2018. The federal funds rate moved similarly to the prime rate with interest rates currently at 2.50 percent. We expect no additional rate increases in 2019.

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

Part I (Continued)

Item 2 (Continued)

Rate/Volume Analysis

The rate/volume analysis presented hereafter illustrates the change from June 30, 2018 to June 30, 2019 for each component of the taxable equivalent net interest income separated into the amount generated through volume changes and the amount generated by changes in the yields/rates.

	Changes from June 30, 2018 to June 30, 2019
($ in thousands)	Volume	Rate	Total

Interest Income
Loans, Net-taxable	$1,623	$1,421	$3,044

Loans Held for Sale	-	19	19

Investment Securities
Taxable	264	458	722
Tax-exempt	-	7	7
Total Investment Securities	264	465	729

Interest-Bearing Deposits in other Banks	235	184	419

Federal Funds Sold	-	41	41

Other Interest - Earning Assets	(5)	20	15
Total Interest Income	2,117	2,150	4,267

Interest Expense
Interest-Bearing Demand and Savings Deposits	138	625	763
Time Deposits	114	1,276	1,390
Subordinated Debentures	-	86	86
Other Borrowed Money	(18)	84	66
Federal Funds Purchased	(1)	-	(1)

Total Interest Expense	233	2,071	2,304
Net Interest Income	$1,884	$79	$1,963

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

The Company maintains about 25.37 percent of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years. The liabilities to fund assets are primarily in short term certificate of deposits that mature within one year. The net interest margin decreased to 3.52 percent for the six months ended June 30, 2019 compared to 3.56 percent for the same period a year ago. We anticipate the net interest margin to be impacted from the competitive environment.

Taxable-equivalent net interest income for the six months ended June 30, 2019 increased by $1.96 million, or 9.66 percent compared to the same period a year ago. The average volume of earning assets during six months ended June 30, 2019 increased $124.94 million compared to the same period a year ago. Growth in average earning assets during 2019 was primarily in loans, investments and interest-bearing deposits in other Banks. These increases mostly stem from the acquisition of LBC Bancshares, Inc. during the second quarter of 2019.

The average volume of loans increased $62.60 million for the six months ended June 30, 2019 compared to the same period a year ago. The average yield on loans increased 35 basis points for the six months ended June 30, 2019 compared to the same period a year ago. The average volume of investment securities increased $24.04 million for the six months ended June 30, 2019 compared to the same year ago period, while the average yield on investment securities increased 25 basis points for the same period comparison. The average volume of deposits increased $121.46 million for the six months ended June 30, 2019 compared to the same period a year ago, with interest-bearing deposits increasing $88.13 million for the six months ended June 30, 2019.

Part I (Continued)

Item 2 (Continued)

Accordingly, the ratio of average interest-bearing deposits to total average deposits was 82.35 percent for the six months ended June 30, 2019 compared to 83.50 percent in the same period a year ago. This deposit mix, combined with a general increase in market rates, had the effect of increasing the average cost of total deposits by 32 basis points in six months ended June 30, 2019 compared to the same period a year ago.

The Company’s net interest spread, which represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities, was 3.29 percent in six months ended June 30, 2019 compared to 3.42 percent in the same period a year ago. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment.

Part I (Continued)

Item 2 (Continued)

AVERAGE BALANCE SHEETS	Six Months Ended			Six Months Ended
	June 30, 2019			June 30, 2018
	Average	Income/	Yields/	Average	Income/	Yields/
($ in thousands)	Balances	Expense	Rates	Balances	Expense	Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Interest and fees
Taxable (1)	$827,153	$22,864	5.53%	$764,551	$19,820	5.18%
Loans Held for Sale	1,081	19	3.52%	-	-	0.00%
Investment Securities
Taxable	376,161	4,596	2.44%	352,124	3,874	2.20%
Tax-Exempt (2)	2,103	37	3.52%	2,103	30	2.85%
Total Investment Securities	378,264	4,633	2.45%	354,227	3,904	2.20%
Interest-Bearing Deposits	55,549	563	2.03%	21,080	144	1.37%
Federal Funds Sold	2,938	41	2.79%	-	-	-%
Interest-Bearing Other Assets	2,942	100	6.80%	3,125	85	5.44%
Total Interest-Earning Assets	$1,267,927	$28,220	4.45%	$1,142,983	$23,953	4.19%
Non-interest-Earning Assets
Cash and Cash Equivalents	14,462			14,787
Allowance for Loan Losses	(6,970)			(7,461)
Other Assets	59,396			48,760
Total Noninterest-Earning Assets	66,888			56,086
Total Assets	$1,334,815			$1,199,069
Liabilities and Stockholders' Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$596,212	$1,974	0.66%	$535,112	$1,211	0.45%
Other Time	355,731	2,780	1.56%	328,703	1,390	0.85%
Total Interest-Bearing Deposits	951,943	4,754	1.00%	863,815	2,601	0.60%
Other Interest-Bearing Liabilities
Other Borrowed Money	46,217	634	2.74%	47,708	568	2.38%
Subordinated Debentures	24,229	541	4.47%	24,229	455	3.76%
Federal Funds Purchased	1	-	0.00%	60	1	3.33%
Total Other Interest-Bearing Liabilities	70,447	1,175	3.34%	71,997	1,024	2.84%
Total Interest-Bearing Liabilities	$1,022,390	$5,929	1.16%	$935,812	$3,625	0.77%
Noninterest-Bearing Liabilities and
Stockholders' Equity
Demand Deposits	204,012			170,685
Other Liabilities	3,571			3,165
Stockholders' Equity	104,842			89,407
Total Noninterest-Bearing Liabilities and Stockholders' Equity	312,425			263,257
Total Liabilities and Stockholders' Equity	$1,334,815			$1,199,069

Interest Rate Spread			3.29%			3.42%
Net Interest Income		$22,291			$20,328
Net Interest Margin			3.52%			3.56%

(1)

The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable equivalent adjustments totaling $100 and $27 for six month periods ended June 30, 2019 and 2018, respectively, are included in tax-exempt interest on loans.

(2)

Taxable-equivalent adjustments totaling $9 and $7 for three month periods ended June 30, 2019 and 2018, respectively, are included in tax-exempt interest on investment securities. The adjustments are based on a federal tax rate of 21 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

Part I (Continued)

Item 2 (Continued)

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $310 thousand in the six months ended June 30, 2019 compared to $70 thousand in the same period a year ago. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Noninterest Income

The components of noninterest income were as follows:

	Three Months Ended June 30				Six Months Ended June 30
			$	%			$	%
	2019	2018	Variance	Variance	2019	2018	Variance	Variance

Service Charges on Deposit Accounts	$1,070	$1,031	$39	3.78%	$2,034	$2,132	$(98)	-4.60%
Other Charges, Commissions and Fees	1,110	822	288	35.04%	2,010	1,611	399	24.77%
Mortgage Fee Income	544	182	362	198.90%	687	331	356	107.55%
Securities Gains	65	116	(51)	-43.97%	65	116	(51)	-43.97%
Other	1,211	173	1,038	600.00%	1,538	568	970	170.77%

Total	$4,000	$2,324	$1,676	72.12%	$6,334	$4,758	$1,576	33.12%

Service Charges on Deposit Accounts. The decrease is primarily attributed to overdraft fees which decreased $84 thousand for the six months ended June 30, 2019 compared to the same period in 2018.

Other Charges, Commissions and Fees. Debit card interchange fees and foreign fees increased $404 thousand for the six months ended June 30, 2019 compared to the same period in 2018.

Mortgage Fee Income. The increase is primarily attributed to the acquisition of the PFB Mortgage division in May 2019. In addition, the Bank opened a new mortgage location in LaGrange in March 2019.

Other. The increase is primarily attributed to the gain on sale of other real estate owned. During the second quarter of 2019, the Bank realized approximately $1.00 million gain from the sale of several other real estate owned properties within one relationship.

Part I (Continued)

Item 2 (Continued)

Noninterest Expense

The components of noninterest expense were as follows:

	Three Months Ended June 30				Six Months Ended June 30
			$	%			$	%
	2019	2018	Variance	Variance	2019	2018	Variance	Variance

Salaries and Employee Benefits	$6,292	$5,002	$1,290	25.79%	$11,663	$9,922	$1,741	17.55%
Occupancy and Equipment	1,144	979	165	16.85%	2,169	2,025	144	7.11%
Acquisition Related Expenses	1,928	-	1,928	100.00%	1,961	-	1,961	100.00%
Deposit Intangible Expenses	148	9	139	1544.44%	176	18	158	877.78%
Other	3,502	2,611	891	34.12%	6,071	5,172	899	17.38%

Total	$13,014	$8,601	$4,413	51.31%	$22,040	$17,137	$4,903	28.61%

Salaries and Employee Benefits. The increase in 2019 is primarily attributable to merit pay increases and increase in headcount mostly from the two acquisitions completed in May 2019 of LBC Bancshares, Inc and PFB Mortgage. In addition, the Company has hired several key employees during the second quarter of 2019 as part of the strategic changes that are being made to enhance its profitability in the future.

Occupancy and Equipment. The increase in 2019 is primarily attributable to the new locations stemming from the acquisitions of LBC Bancshares, Inc. and PFB Mortgage.

Acquisition Related Expenses. The increase in 2019, especially in the second quarter of 2019, is attributed to mostly to the acquisition of LBC Bancshares, Inc. The largest expense the Company has incurred from the acquisition relates to the contract buyout of Calumet’s data processing system which was approximately $1.08 million. Other expenses incurred relating to the acquisition are legal expenses and broker expenses.

Deposit Intangible Expenses. The Bank has had an increase in core deposit intangible from the PFB Albany branch acquisition in October 2018 and from the Calumet Bank acquisition in May 2019. The deposit intangible expense has increase to account for the amortization of the core deposit intangibles that is being amortized over the average remaining life of each acquired customers’ deposits.

Other. The increase in the first half of 2019 as compared to comparable periods is primarily attributable to software and data processing costs which increased by $221 thousand from $671 thousand in 2018 compared to $892 thousand in 2019. ATM expense increased by $166 thousand for the first half of 2019 compared to comparable periods in 2018. Legal and professional fees increased for the first half of 2019 by $93 thousand compared to comparable periods in 2018. Marketing expenses increased for the first half of 2019 by $55 thousand compared to comparable periods in 2018 due to the Bank increasing its efforts in obtaining new deposits.

Part I (Continued)

Item 2 (Continued)

Investment Portfolio

The following table presents carrying values of investment securities held by the Company for the periods indicated.

	June 30,	December 31,
	2019	2018

Mortgage-Backed Securities	$403,408	$346,205
State, County & Municipal	3,574	3,989
Corporate Bonds	2,857	2,872

Total Investment Securities	$409,839	$353,066

The following table represents expected maturities and weighted-average yields of investment securities held by the Company as of June 30, 2019. (Mortgage-backed securities are based on the average life at the projected speed, while State and Political Subdivisions reflect anticipated calls being exercised.)

			After 1 Year But		After 5 Years But
	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Mortgage-Backed Securities	$27,480	2.99%	$243,918	2.30%	$110,889	2.72%	$21,121	2.75%
State, County & Municipal	1,170	2.80	2,130	2.53	-	-	274	4.03
Corporate Bonds	-	-	2,857	3.76	-	-	-	-

Total Investment Portfolio	$28,650	2.99%	$248,905	2.31%	$110,889	2.72%	$21,395	2.77%

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

At June 30, 2019, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10 percent of the Company’s stockholders’ equity.

The average yield of the securities portfolio was 2.45 percent for the six months ended June 30, 2019 compared to 2.20 percent for the same period in 2018. The increase in the average yield from 2018 to 2019 was primarily attributed to the purchase of new securities which have a higher yield.

Part I (Continued)

Item 2 (Continued)

Loans

The following table presents the composition of the Company’s legacy loan portfolio, excluding purchased loans, as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018	$ Variance	% Variance

Commercial and Agricultural
Commercial	$43,561	$50,181	$(6,620)	-13.19%
Agricultural	18,561	15,993	2,568	16.06%
Real Estate
Commercial Construction	60,949	46,609	14,340	30.77%
Residential Construction	13,193	12,242	951	7.77%
Commercial	376,063	366,792	9,271	2.53%
Residential	177,183	185,699	(8,516)	-4.59%
Farmland	70,413	62,674	7,739	12.35%
Consumer and Other
Consumer	17,860	18,423	(563)	-3.06%
Other	18,262	5,027	13,235	263.28%
Gross Loans	796,045	763,640	32,405	4.24%
Unearned Interest and Fees	(565)	(501)	(64)	12.77%
Allowance for Loan Losses	(6,789)	(7,277)	488	-6.71%
Net Loans	$788,691	$755,862	$32,829	4.34%

The following table presents the composition of the Company’s purchased loan portfolio as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018	$ Variance	% Variance

Commercial and Agricultural
Commercial	$24,974	$7,229	$17,745	245.47%
Agricultural	300	806	(506)	-62.78%
Real Estate
Commercial Construction	12,029	1,240	10,789	870.08%
Residential Construction	5,429	258	5,171	2004.26%
Commercial	57,753	6,742	51,011	756.62%
Residential	28,005	2,015	25,990	1289.83%
Farmland	3,859	35	3,824	10925.71%
Consumer and Other
Consumer	5,206	62	5,144	8296.77%
Other	1,671	-	1,671	100.00%
Gross Loans	139,226	18,387	120,839	657.20%
Unearned Interest and Fees	-	-	-	0.00%
Allowance for Loan Losses	-	-	-	0.00%
Net Loans	$139,226	$18,387	$120,839	657.20%

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

Part I (Continued)

Item 2 (Continued)

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

Commercial and Agricultural. Commercial and agricultural legacy loans at June 30, 2019 decreased 6.12 percent to $62.12 million from December 31, 2018 at $66.17 million. The Company’s commercial and agricultural loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Company’s loan policy guidelines.

Real Estate.  Commercial and residential construction legacy loans increased by $15.29 million, or 25.98 percent, at June 30, 2019 to $74.14 million from $58.85 million at December 31, 2018.  This increase is partially due to new commercial construction loans being financed during the year that have not been completed by the end of the quarter. Commercial real estate legacy loans increased $9.27 million, or 2.53 percent, at June 30, 2019 to $376.06 million from $366.79 million at December 31, 2018.

Other.  Other legacy loans at June 30, 2019 increased 263.28 percent to $18.26 million from $5.03 million at December 31, 2018. Other loans consist primarily of loans to local governmental authorities. The increase is attributed to the Company financing approximately $11.50 million to one local governmental authority.

Collateral Concentrations. Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions. The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk. At June 30, 2019, approximately 86 percent of the Company’s loan portfolio was concentrated in loans secured by real estate. A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector. Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.

Part I (Continued)

Item 2 (Continued)

Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table presents the maturity distribution of the Company’s loans at June 30, 2019. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate.

		Less than	One to	Three to	More than
	Total	One Year	Three Years	Five Years	Five Years

Loans with fixed interest rates	$697,958	$202,002	$295,407	$128,129	$72,420
Loans with floating interest rates	237,313	129,844	59,844	34,095	13,530

Total	$935,271	$331,846	$355,251	$162,224	$85,950

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

Nonperforming Assets and Potential Problem Loans

Nonperforming assets and accruing past due loans, including purchased credit impaired loans, as of June 30, 2019, December 31, 2018 and June 30, 2018 were as follows:

	June 30, 2019	December 31, 2018	June 30, 2018

Loans Accounted for on Nonaccrual	$9,751	$9,482	$5,632
Loans Accruing Past Due 90 Days or More	2	-	-
Other Real Estate Foreclosed	987	1,841	3,595
Total Nonperforming Assets	$10,740	$11,323	$9,227

Nonperforming Assets by Segment
Construction and Land Development	$479	$883	$2,043
1-4 Family Residential	2,931	3,299	2,691
Nonfarm Residential	2,696	3,821	2,657
Farmland	2,708	2,053	978
Commercial and Consumer	1,926	1,267	858
Total Nonperforming Assets	$10,740	$11,323	$9,227

Nonperforming Assets as a Percentage of:
Total Loans and Foreclosed Assets	1.15%	1.44%	1.20%
Total Assets	0.71%	0.90%	0.77%
Nonperforming Loans as a Percentage of:
Total Loans	1.04%	1.21%	0.73%

Supplemental Data:
Trouble Debt Restructured Loans In Compliance with Modified Terms	$13,583	$14,128	$16,157
Trouble Debt Restructured Loans Past Due 30-89 Days	859	864	-
Accruing Past Due Loans:
30-89 Days Past Due	$3,989	$8,234	$4,670
90 or More Days Past Due	2	-	-
Total Accruing Past Due Loans	$3,991	$8,234	$4,670

Allowance for Loan Losses	$6,789	$7,277	$7,159
ALLL as a Percentage of:
Total Loans	0.73%	0.93%	0.93%
Nonperforming Loans	69.61%	76.74%	127.11%

Nonperforming assets include nonaccrual loans, loans past due 90 days or more and foreclosed real estate. Nonperforming assets at June 30, 2019 decreased 5.15 percent from December 31, 2018.

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

	June 30,		December 31,
	2019		2018
	Reserve	%*	Reserve	%*

Commercial and Agricultural
Commercial	$383	7%	$370	7%
Agricultural	1,038	2%	248	2%

Real Estate
Commercial Construction	10	8%	115	6%
Residential Construction	2	2%	16	2%
Commercial	3,741	46%	4,549	48%
Residential	845	22%	1,181	24%
Farmland	689	8%	702	8%

Consumer and Other
Consumer	63	3%	86	2%
Other	18	2%	10	1%
	$6,789	100%	$7,277	100%

*	Percentage represents the loan balance in each category expressed as a percentage of total end of period loans.

Part I (Continued)

Item 2 (Continued)

The following table presents an analysis of the Company’s loan loss experience for the periods indicated.

	Six Months Ended June 30,
	2019	2018

Allowance for Loan Losses at Beginning of Year	$7,277	$7,508

Charge-Offs
Commercial	125	116
Agricultural	-	123
Commercial Construction	29	-
Residential Construction	-	-
Commercial	56	258
Residential	647	89
Farmland	63	-
Consumer	179	135
Other	-	-

	$1,099	$721

Recoveries
Commercial	16	85
Agricultural	1	7
Commercial Construction	54	38
Residential Construction	-	-
Commercial	38	37
Residential	159	75
Farmland	3	9
Consumer	27	49
Other	3	2

	301	302

Net Charge-Offs	798	419

Provision for Loans Losses	310	70

Allowance for Loan Losses at End of Period	$6,789	$7,159

Ratio of Annualized Net Charge-Offs to Average Loans	0.19%	0.11%

Part I (Continued)

Item 2 (Continued)

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the six month periods ended June 30, 2019 and June 30, 2018.

	June 30, 2019		June 30, 2018
	Average	Average	Average	Average
	Amount	Rate (1)	Amount	Rate (1)

Noninterest-Bearing Demand
Deposits	$204,012		$170,685
Interest-Bearing Demand and
Savings Deposits	596,212	0.66%	535,112	0.45%
Time Deposits	355,731	1.56%	328,703	0.85%

Total Deposits	$1,155,955	0.82%	$1,034,500	0.50%

(1) Average rate is an annualized rate.

Average deposits increased $121.46 million to $1.16 billion at June 30, 2019 from $1.03 billion at June 30, 2018. The increase included an increase of $33.33 million, or 19.53 percent in noninterest-bearing demand deposits while, at the same time, interest-bearing demand and savings deposits increased $61.10 million, or 11.42 percent and time deposits increased $27.03 million, or 8.22 percent primarily as a result of recent acquisitions. Accordingly the ratio of average noninterest-bearing deposits to total average deposits was 17.64 percent for six months ended June 30, 2019 compared to 16.50 percent for six months ended June 30, 2018. The average cost of total deposits increased 32 basis points when comparing the six months ended June 30, 2019 compared to the same period a year ago.

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

As of June 30, 2019 and December 31, 2018, financial instruments with off-balance sheet risk were as follows:

	Contract Amount
	June 30, 2019	December 31, 2018

Loan Commitments	$146,481	$98,736
Letters of Credit	1,627	1,525

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

Other Commitments. As of June 30, 2019, an $18.00 million letter of credit issued by FHLB was used to guarantee the Bank’s performance related to public fund deposit balances.

Capital and Liquidity

At June 30, 2019, stockholders’ equity totaled $126.51 million compared to $95.69 million at December 31, 2018. As part of the acquisition with LBC Bancshares, Inc., the Company issued 1,054,029 common shares at a fair value of $18.71 million. In addition to net income of $4.94 million, other significant changes in stockholders’ equity during six months ended June 30, 2019 included $1.27 million of dividends declared on common stock. The accumulated other comprehensive income (loss) component of stockholders’ equity totaled $231 thousand at June 30, 2019 compared to $(8.19) million at December 31, 2018. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale.

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

Using the capital requirements presently in effect, the Tier 1 ratio as of June 30, 2019 was 12.70 percent and total Tier 1 and 2 risk-based capital was 13.37 percent. Both of these measures compare favorably with the regulatory minimum to be adequately capitalized of 6 percent for Tier 1 and 8 percent for total risk-based capital. The Company’s common equity Tier 1 ratio as of June 30, 2019 was 10.41, which exceeds the regulatory minimum of 4.50 percent. The Company’s Tier 1 leverage ratio as of June 30, 2019 was 9.34 percent, which exceeds the required ratio standard of 4 percent.

As of June 30, 2019, average capital was $104.84 million, representing 7.85 percent of average assets for the year. This compares to 7.46 percent for June 2018.

The Company reinstated common stock dividends in the first quarter of 2017. The Company paid $0.05 per share of common stock in each of the quarters of 2018. The Company paid $0.075 per share of common stock in the first and second quarter of 2019.

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

The investment portfolio provides a ready means to raise cash if liquidity needs arise. As of June 30, 2019, the available for sale bond portfolio totaled $409.84 million. At December 31, 2018, the available for sale bond portfolio totaled $353.07 million. Only marketable investment grade bonds are purchased. Although a good portion of the banks’ bond portfolios are encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for a sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it primarily determines the Company’s liquidity posture. The Company had ratios of loans to deposits of 72.07 percent as of June 30, 2019 and 72.07 percent at December 31, 2018. Management employs alternative funding sources when deposit balances will not meet loan demands. The ratios of loans to all funding sources (excluding Subordinated Debentures) at June 30, 2019 and December 31, 2018 were 69.92 percent and 69.26 percent, respectively.

Part I (Continued)

Item 2 (Continued)

Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources. The stability of the banks’ core deposit base is an important factor in Colony’s liquidity position. A heavy percentage of the deposit base is comprised of accounts of individuals and small businesses with comprehensive banking relationships and limited volatility. At June 30, 2019 and December 31, 2018, the Company had $71.36 million and $53.88 million in certificates of deposit of $250,000 or more. These larger deposits represented 5.50 percent and 4.97 percent of respective total deposits. Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed. Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

The Company supplemented deposit sources with reciprocal deposits. As of June 30, 2019, the Company had $109.64 million, or 8.45 percent of total deposits, in ICS deposits and CDARS deposits. Due to changes in regulatory rules with reciprocal deposits, all of the Company’s reciprocal deposits were excluded from being treated as brokered deposits at June 30, 2019. Additional information is provided in the Notes to the Consolidated Financial Statements regarding these reciprocal deposits. Additionally, the Company uses external deposit listing services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed. These deposits obtained from listing services are often referred to as wholesale or internet CDs. As of June 30, 2019, the Company had $6.75 million, or 0.52 percent of total deposits, in internet certificates of deposit obtained through deposit listing services.

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

The liquidity position of the Company is continuously monitored and adjustments are made to the balance sheet between sources and uses of funds as deemed appropriate. Management is not aware of any events that are reasonably likely to have a material adverse effect on the Company’s liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity, which if implemented, would have a material adverse effect on the Company.

Part I (Continued)

Item 2 (Continued)

Return on Assets and Stockholders’ Equity

The following table presents selected financial ratios for each of the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Return on Average Assets (1)	0.60%	1.03%	0.74%	1.04%

Return on Average Total Equity (1)	7.43%	13.82%	9.42%	14.00%

Average Total Equity to Average Assets	8.03%	7.45%	7.85%	7.46%

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

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None

ITEM 1A – RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2 – UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no shares of the Company’s common stock sold during the three-month period ended June 30, 2019.

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

10.3 Retention Agreement

-filed as Exhibit 99.1 to the Registrant’s 10-Q for the period ended March 31, 2015 (File No. 000-12436), filed with the Commission on May 4, 2015 and incorporated herein by reference.

10.4 Retention Agreement

-filed as Exhibit 99.2 to the Registrant’s 10-Q for the period ended June 30, 2016 (File No. 000-12436), filed with the Commission on May 31, 2016 and incorporated herein by reference.

10.5 Retention Agreement

-filed as Exhibit 99.3 to the Registrant’s 10-Q for the period ended March 31, 2018 (File No. 000-12436), filed with the Commission on May 4, 2018 and incorporated herein by reference.

10.6 Employment Agreement, Dated July 27, 2018 Between T. Heath Fountain and Colony Bankcorp, Inc.

-filed as Exhibit 99.4 to the Registrant’s 10-Q for the period ended September 30, 2018 (File No. 000-12436), filed with the Commission on November 2, 2018 and incorporated herein by reference.

10.7 Restricted Stock Award Between T. Heath Fountain and Colony Bankcorp, Inc.

-filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (File No. 000-12436), filed with the Commission on August 23, 2018 and incorporated herein by reference.

10.8 Retention Agreement

-filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (File No. 000-12436), filed with the Commission on January 17, 2019 and incorporated herein by reference.

10.9 Employment Agreement, Date June 24, 2019 Between Tracie Youngblood and Colony Bankcorp, Inc.

-filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A (File No. 000-12436), filed with the Commission on June 24, 2019 and incorporated herein by reference.

99.1 Amendment to the Company’s Bylaws

-filed as Exhibit 99.1 to the Registrant’s 10-Q for the period ended June 30, 2019 (File No. 000-12436), filed with the Commission on July 30, 2019

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

Colony Bankcorp, Inc.

/s/ T. Heath Fountain
Date: July 30, 2019	T. Heath Fountain
President/Director/Chief Executive Officer

/s/ Tracie Youngblood
Date: July 30, 2019	Tracie Youngblood
Executive Vice-President/Director/Chief Financial Officer