Form 10-Q
period 2019-09-30
COLONY BANKCORP INC
filed 2019-11-07
CIK 711669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 7, 2019, there were 9,498,783 shares of common stock outstanding.

Part I Financial Information

Item 1 Financial Statements

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2019 AND DECEMBER 31, 2018
(DOLLARS IN THOUSANDS)

	September 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
ASSETS
Cash and Due from Banks	$13,495	$10,377
Interest-Bearing Deposits in Banks	41,848	49,779
Federal Funds Sold	266	-
Cash and Cash Equivalents	55,609	60,156

Investment Securities Available for Sale, at Fair Value	368,869	353,066
Other Investments, at Cost	3,771	2,978
Loans Held for Sale	8,734	-

Loans	958,723	782,027
Unearned Interest and Fees	(564)	(501)
Allowance for Loan Losses	(6,600)	(7,277)
Loans, Net	951,559	774,249

Premises and Equipment	32,886	28,831
Other Real Estate (Net of Allowance of $546 and $877 as of September 30, 2019 and December 31, 2018, Respectively)	776	1,841
Goodwill	16,134	202
Other Intangible Assets	3,268	556
Bank-Owned Life Insurance	21,480	17,598
Other Assets	14,596	12,401
Total Assets	$1,477,682	$1,251,878

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest-Bearing	$216,680	$192,847
Interest-Bearing	1,034,593	892,278
Total Deposits	1,251,273	1,085,125

Subordinated Debentures	24,229	24,229
Other Borrowed Money	66,813	44,000
Other Liabilities	5,716	2,832
Total Liabilities	1,348,031	1,156,186

Stockholders' Equity
Common Stock, Par Value $1 per Share; Authorized 20,000,000 Shares, 9,498,783 and 8,444,908 Shares Issued as of September 30, 2019 and December 31, 2018, Respectively	9,499	8,445
Paid-In Capital	43,658	25,978
Retained Earnings	74,935	69,459
Accumulated Other Comprehensive Income (Loss), Net of Tax	1,559	(8,190)
Total Stockholders' Equity	129,651	95,692
Total Liabilities and Stockholders' Equity	$1,477,682	$1,251,878

The accompanying notes are an integral part of these statements.

Part I (Continued)

Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Interest Income
Loans, Including Fees	$13,580	$10,255	$36,344	$30,048
Loans Held for Sale	73	-	92	-
Deposits with Other Banks	186	48	749	192
Investment Securities
U.S. Treasury	1	-	1	-
U.S. Government Agencies	2,230	1,847	6,738	5,635
State, County and Municipal	24	25	82	77
Corporate Bonds	27	27	84	84
Federal Funds Sold	20	-	60	-
Dividends on Other Investments	49	49	150	134
Total Interest Income	16,190	12,251	44,300	36,170

Interest Expense
Deposits	2,815	1,564	7,569	4,165
Federal Funds Purchased	1	3	1	4
Borrowed Money	726	579	1,900	1,602
Total Interest Expense	3,542	2,146	9,470	5,771

Net Interest Income	12,648	10,105	34,830	30,399
Provision for Loan Losses	214	61	524	131
Net Interest Income After Provision for Loan Losses	12,434	10,044	34,306	30,268

Noninterest Income
Service Charges on Deposits	1,325	1,134	3,359	3,266
Other Service Charges, Commissions and Fees	1,100	803	3,110	2,414
Mortgage Fee Income	1,255	176	1,941	507
Securities Gains	34	-	99	116
Other	325	292	1,864	860
Total Noninterest Income	4,039	2,405	10,373	7,163

Noninterest Expenses
Salaries and Employee Benefits	7,186	5,110	18,848	15,032
Occupancy and Equipment	1,290	1,052	3,459	3,077
Acquisition Related Expenses	649	53	2,610	53
Deposit Intangible Expenses	212	9	388	27
Other	4,021	2,854	10,092	8,026
Total Noninterest Expense	13,358	9,078	35,397	26,215

Income Before Income Taxes	3,115	3,371	9,282	11,216
Income Taxes	597	676	1,827	2,264
Net Income	$2,518	$2,695	$7,455	$8,952

Net Income Per Share of Common Stock
Basic	$0.27	$0.32	$0.83	$1.06
Diluted	$0.27	$0.32	$0.83	$1.04
Cash Dividends Paid Per Share of Common Stock	$0.075	$0.05	$0.225	$0.15
Weighted Average Basic Shares Outstanding	9,494,771	8,439,415	9,008,196	8,439,310
Weighted Average Diluted Shares Outstanding	9,494,771	8,444,816	9,008,196	8,571,516

The accompanying notes are an integral part of these statements.

Part I (Continued)

Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Net Income	$2,518	$2,695	$7,455	$8,952

Other Comprehensive Income:

Gains (Losses) on Securities Arising During the Period	1,715	(1,945)	12,439	(7,291)
Tax Effect	(360)	408	(2,612)	1,531
Realized Gains on Sale of AFS Securities	(34)	-	(99)	(116)
Tax Effect	7	-	21	24

Change in Unrealized Gains (Losses) on Securities
Available for Sale, Net of Reclassification
Adjustment and Tax Effects	1,328	(1,537)	9,749	(5,852)

Comprehensive Income	$3,846	$1,158	$17,204	$3,100

The accompanying notes are an integral part of these statements.

Part I (Continued)

Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(UNAUDITED)
(DOLLARS IN THOUSANDS)

Three Months Ended	Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, June 30, 2019	9,499	$9,499	$43,650	$73,129	$231	$126,509
Change in Net Unrealized (Losses) on Securities Available for Sale, Net of Reclassification Adjustment and Tax Effects					1,328	1,328
Dividends on Common Shares				(712)		(712)
Stock-based Compensation Expense			8			8
Net Income				2,518		2,518
Balance, September 30, 2019	9,499	$9,499	$43,658	$74,935	$1,559	$129,651

Balance, June 30, 2018	8,439	$8,439	$25,970	$64,643	$(10,806)	$88,246
Change in Net Unrealized Gains on Securities Available for Sale, Net of Reclassification Adjustment and Tax Effects					(1,537)	(1,537)
Dividends on Common Shares				(422)		(422)
Issuance of Restricted Stock	6	6	(6)			-
Stock-based Compensation Expense			6			6
Net Income				2,695		2,695
Balance, September 30, 2018	8,445	$8,445	$25,970	$66,916	$(12,343)	$88,988

The accompanying notes are an integral part of these statements.

Part I (Continued)

Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(UNAUDITED)
(DOLLARS IN THOUSANDS)

Nine Months Ended	Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2018	8,445	$8,445	$25,978	$69,459	$(8,190)	$95,692
Change in Net Unrealized (Losses) on Securities Available for Sale, Net of Reclassification Adjustment and Tax Effects					9,749	9,749
Dividends on Common Shares				(1,979)		(1,979)
Issuance of Common Stock	1,054	1,054	17,655			18,709
Stock-based Compensation Expense			25			25
Net Income				7,455		7,455
Balance, September 30, 2019	9,499	$9,499	$43,658	$74,935	$1,559	$129,651

Balance, December 31, 2017	8,439	$8,439	$29,145	$59,230	$(6,491)	$90,323
Change in Net Unrealized Gains on Securities Available for Sale, Net of Reclassification Adjustment and Tax Effects					(5,852)	(5,852)
Dividends on Common Shares				(1,266)		(1,266)
Repurchase of Warrants			(3,175)			(3,175)
Issuance of Restricted Stock	6	6	(6)			-
Stock-based Compensation Expense			6			6
Net Income				8,952		8,952
Balance, September 30, 2018	8,445	$8,445	$25,970	$66,916	$(12,343)	$88,988

The accompanying notes are an integral part of these statements.

Part I (Continued)

Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Nine Months Ended
	September 30, 2019	September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$7,455	$8,952
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation	1,451	1,310
Share-based Compensation Expense	25	6
Provision for Loan Losses	524	131
Securities (Gains)	(99)	(116)
Amortization and Accretion	678	909
(Gain) on Sale of Other Real Estate and Repossessions	(874)	(168)
Provision for Losses on Other Real Estate	104	201
(Increase) in Bank-Owned Life Insurance	(439)	(368)
(Gain) Loss on Sale of Premises & Equipment	14	1
Provision for Losses on Premises & Equipment	151	170
Originations of Loans Held for Sale	(42,634)	-
Proceeds from Sales of Loans Held for Sale	33,900	-
Other Prepaids, Deferrals and Accruals, Net	778	807
Net Cash Provided by Operating Activities	1,034	11,835

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Investment Securities Available for Sale	(105,476)	(20,893)
Proceeds from Maturities, Calls, and Paydowns of Investment Securities:
Available for Sale	50,804	37,667
Proceeds from Sale of Investment Securities
Available for Sale	99,106	11,268
Held to Maturity	1,766	-
Net Loans to Customers	(47,221)	(15,380)
Purchase of Premises and Equipment	(3,254)	(2,256)
Proceeds from Sale of Other Real Estate and Repossessions	2,489	2,769
Proceeds from Bank-Owned Life Insurance	535	-
Redemption (Purchase of) Federal Home Loan Bank Stock	(315)	(551)
Proceeds from Sale of Premises and Equipment	175	8
Net Cash and Cash Equivalents Paid in Acquisition	(467)	-
Net Cash (Used in) Provided by Investing Activities	(1,858)	12,632

CASH FLOWS FROM FINANCING ACTIVITIES
Noninterest-Bearing Customer Deposits	(7,614)	(13,667)
Interest-Bearing Customer Deposits	(15,943)	(43,259)
Dividends Paid for Common Stock	(1,979)	(1,266)
Repurchase of Warrants	-	(3,175)
Payments on Federal Home Loan Bank Advances	(8,000)	(26,500)
Proceeds from Federal Home Loan Bank Advances	15,000	39,000
Payments on Other Borrowed Money	(500)	(1,507)
Proceeds from Other Borrowed Money	15,313	7
Net Cash (Used in) Provided by Financing Activities	(3,723)	(50,367)

Net Increase (Decrease) in Cash and Cash Equivalents	(4,547)	(25,900)
Cash and Cash Equivalents at Beginning of Period	60,156	57,813
Cash and Cash Equivalents at End of Period	$55,609	$31,913

The accompanying notes are an integral part of these statements.

Part I (Continued)

Item 1 (Continued)

COLONY BANKCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Nine Months Ended
	September 30, 2019	September 30, 2018
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid During the Period for Interest	$9,294	$5,772
Cash Paid During the Period for Income Taxes	1,585	2,220
NONCASH INVESTING AND FINANCING ACTIVITIES
Change in Unrealized (Gains) Losses on Securities Available for Sale	$(12,340)	$7,406
Acquisition of Real Estate through Foreclosure	369	756
Change in Goodwill due to Acquisition	15,931	-
Initial Recognition of Operating Lease Right-of-Use Assets	483	-
Initial Recognition of Operating Lease Liabilities	483	-

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

All dollars in notes to consolidated financial statements are rounded to the nearest thousands, except for per share amounts.

The consolidated financial statements in this report are unaudited, except for the December 31, 2018 consolidated balance sheet. All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements, have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company. The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the results which may be expected for the entire year.

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

Concentrations of Credit Risk

Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions. The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk. At September 30, 2019, approximately 85 percent of the Company’s loan portfolio was concentrated in loans secured by real estate. A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector. Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.

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

Part I (Continued)

Item 1 (Continued)

(1) Summary of Significant Accounting Policies (Continued)

Bank-Owned Life Insurance

The Company has purchased life insurance on the lives of certain key members of management and directors. The life insurance policies are recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or amounts due that are probable at settlement, if applicable. Increases in the cash surrender value are recorded as other income in the consolidated statements of income. The cash surrender value of the insurance contracts is recorded in other assets on the consolidated balance sheets in the amount of $21,480 and $17,598 as of September 30, 2019 and December 31, 2018, respectively.

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

Changes in Accounting Principles and Effects of New Accounting Pronouncements

ASU 2016-02, Leases (Topic 842). This ASU amends the existing standards for lease accounting effectively requiring that most leases be carried on the balance sheets of the related lessees by requiring them to recognize a right-of-use asset and a corresponding lease liability. This includes qualitative and quantitative disclosure requirements intended to provide greater insight into the nature of the Company’s leasing activities. This ASU may be adopted using a modified retrospective transition method with a cumulative effect adjustment to equity as of the beginning of the period in which it is adopted. Alternatively, this ASU may be adopted using an optional transition method where initial application of the provisions of this standard are applied as of the date of adoption, resulting in no adjustment to amounts reported in prior periods. For public business entities, this ASU is effective for annual periods beginning after December 15, 2018, and interim periods therein. ASU 2016-02 was effective for the Company on January 1, 2019 and elected the optional transition method. The Company also elected the package of practical expedients provided in the guidance which permits the Company to not reassess under the new standard the prior conclusions about lease identification, lease classification and initial direct costs. The adoption of this standard resulted in the recognition of a right-of-use asset of $483 thousand and a lease liability of $483 thousand. The right-of-use asset and lease liability are recorded in the consolidated balance sheets in other assets and other liabilities, respectively.

ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). This ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supported forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this ASU on its consolidated financial statements. On October 16, 2019, FASB voted to extend the delay of the effective date of this ASU for smaller reporting companies, such as the Company, until fiscal years beginning after December 15, 2022.

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

ASU 2019-01, Leases (Topic 842): Codification Improvements. ASU 2019-01 amends certain aspects of ASU 2016-02, Leases. This ASU addresses the following issues: (1) determining the fair value of the underlying asset by lessors that are not manufacturers or dealers; (2) statement of cash flow presentation for sales – type and direct financing leases by lessors within the scope of ASC 942, Financial Services – Depository and Lending; and (3) clarification of interim disclosure requirements during transition. ASU 2019-01 is effective for the first and second issues for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted. If an entity early adopts, the ASU will be applied as of the date the entity first applies ASU 2016-02. For the third issue, there is no transition and effective date because the amendments are to the original transition requirements in ASU 2016-02. The Company is currently evaluating the impact this ASU will have on the Company’s Consolidated Financial Statements, but it is not expected to have a material impact.

ASU 2019-04, Codification Improvements to Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Financial Instruments (Topic 825). ASU 2019-4 clarifies certain aspects of ASU 2016-13, Financial Instruments – Credit Losses; ASU 2017-12, Hedging Activities; and ASU 2016-01, Financial Instruments. For amendments dealing with ASU 2016-13, which is currently the only standard of the three listed in this update that would apply for the Company, it addresses accrued interest with a financing receivable or investment; transfers between classifications or categories for loans and debt securities; the inclusion of recoveries on financial assets in the calculation of the current expected credit losses allowance for both pools of financial assets and individual financial assets. These amendments dealing with ASU 2016-13 are effective on the same date as the effective date in ASU 2016-13. The Company is currently assessing the impact of the adoption of this ASU on its consolidated financial statements.

ASU 2019-07, Codification Updates to SEC Sections – Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates (SEC Update). ASU 2019-07 amends certain SEC sections or paragraphs within the FASB Accounting Standards Codification. These amendments are being made to reflect the following previously issued SEC final rules (1) SEC Final Rule Release No. 33-10532, Disclosure Update and Simplification and (2) SEC Final Rule Release No. 33-10442, Investment Company Reporting Modernization. In addition several miscellaneous updates are included to update language in the Codification. ASU 2019-07 was effective upon issuance and the Company does not expect to have a material effect on the financial statements.

Part I (Continued)

Item 1 (Continued)

(2) Business Acquisitions

Acquisition of Albany, Georgia Branch from Planters First Bank

On October 22, 2018, the Bank completed its acquisition of one branch office and a vacant lot from Planters First Bank (“PFB”) located in Albany, Georgia for a total cash consideration of $10.2 million. The assets and liabilities as of the effective date of the transaction were recorded at their respective estimated fair values. The excess of the purchase price over the net estimated fair values of the acquired assets and liabilities was allocated to identifiable intangible assets with the remaining excess allocated to goodwill. In the periods following the acquisition, the financial statements will include the results attributable to the Albany branch purchase beginning on the date of purchase. For the three and nine months period ended September 30, 2019, the revenues attributable to the Albany branch were $19 thousand and $148 thousand, respectively. For the three and nine months period ended September 30, 2019, net loss attributable to the Albany branch were $92 thousand and $252 thousand. It is impracticable to determine the pro-forma impact to the 2018 revenues and net income if the acquisition had occurred on January 1, 2018 as the Bank does not have access to those records for a single branch.

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

Part I (Continued)

Item 1 (Continued)

(2) Business Acquisitions (Continued)

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

In periods following the merger, the financial statements of the combined entity will include the results attributable to LBC beginning on the date the merger was completed. In the three and nine month period ended September 30, 2019, the revenues attributable to LBC were approximately $2.43 million and $4.19 million. In the three and nine month period ended September 30, 2019, the net loss attributable to LBC was approximately $1.28 million and $779 thousand, respectively.

The pro-forma impact to 2018 revenues if the merger had occurred on January 1, 2018 would have been $2.45 million and $7.07 million for the three and nine month period ending September 30, 2018, respectively. The pro-forma impact to 2018 net income if the merger had occurred on January 1, 2018 would have been $606 thousand and $1.70 million for the three and nine month period ending September 30, 2018, respectively. While certain adjustments were made for the estimated impact of certain fair value adjustments, they are not indicative of what would have occurred had the merger taken place on the indicated date nor are they intended to represent or be indicative of future results of operations. In particular, no adjustments have been made to eliminate the amount of LBC’s provision for credit losses not have been necessary or any adjustments to estimate any additional income that would have been recorded as a result of fair value adjustments for the first nine months of 2018 that may have occurred had the acquired loans been recorded at fair value as of the beginning of 2018. In addition, there are no adjustments to reflect any expenses that potentially could have been reduced for the first nine months of 2018 had the merger occurred on January 1, 2018.

Part I (Continued)

Item 1 (Continued)

(2) Business Acquisitions (Continued)

As of September 30, 2019, the Company recorded a preliminary allocation of the purchase price to LBC’s tangible and identifiable intangible assets acquired and liabilities assumed based on estimated fair values as of May 1, 2019. The following table presents the assets acquired and liabilities assumed as of May 1, 2019, and their fair value estimates. The Company continues its evaluation of the facts and circumstances available as of May 1, 2019, to assign fair values to assets acquired and liabilities assumed which could result in further adjustments to the fair values presented below.

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

Acquisition of PFB Mortgage from Planters First Bank

On May 1, 2019, the Bank completed its acquisition of PFB Mortgage, the secondary market mortgage business of Planters First Bank for a total cash consideration of $833 thousand. It included fixed assets and all pipeline loans, and customers will not be affected as loans will close and be processed as normal. Planters First Bank retained closed loans not yet sold (loans held for sale). The assets and liabilities as of the effective date of the transaction were recorded at their respective estimated fair values. The excess of the purchase price over the net estimated fair values of the acquired assets and liabilities was allocated to identifiable intangible assets with the remaining excess allocated to goodwill. In the periods following the acquisition, the financial statements will include the results attributable to PFB Mortgage beginning on the date of purchase. For the three and nine months period ended September 30, 2019, the revenues attributable to PFB Mortgage were $921 thousand and $1.15 million, respectively. For the three and nine months period ended September 30, 2019, net income (loss) attributable to PFB Mortgage were $56 thousand and $(155) thousand. It is impracticable to determine the pro-forma impact to the 2018 revenues and net income if the acquisition had occurred on January 1, 2018 as the Bank does not have access to those records for PFB Mortgage.

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

(3) Investment Securities

Investment securities as of September 30, 2019 and December 31, 2018 are summarized as follows:

September 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U. S. Government Agencies Mortgage-Backed	$360,406	$4,068	$(2,163)	$362,311
U. S. Treasury	149	-	-	149
State, County & Municipal	3,501	78	-	3,579
Corporate Bonds	2,840	-	(10)	2,830
	$366,896	$4,146	$(2,173)	$368,869

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U. S. Government Agencies Mortgage-Backed	$356,498	$303	$(10,596)	$346,205
State, County & Municipal	4,008	18	(37)	3,989
Corporate Bonds	2,927	-	(55)	2,872
	$363,433	$321	$(10,688)	$353,066

Part I (Continued)

Item 1 (Continued)

(3) Investment Securities (Continued)

The amortized cost and fair value of investment securities as of September 30, 2019, by contractual maturity, are shown hereafter. Expected maturities may differ from contractual maturities for certain investments because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This is often the case with mortgage-backed securities, which are disclosed separately in the table below.

	Securities
	Available for Sale
	Amortized Cost	Fair Value

Due In One Year or Less	$149	$149
Due After One Year Through Five Years	4,338	4,351
Due After Five Years Through Ten Years	924	956
Due After Ten Years	1,079	1,102
	$6,490	$6,558

Mortgage-Backed Securities	360,406	362,311
	$366,896	$368,869

The following table is a summary of sales activities in the Company’s investment securities available for sale for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Gross Gains on Sales of Securities	$196	$-	$314	$116
Gross Losses on Sales of Securities	(162)	-	(215)	-
Net Realized Gains on Sales of
Securities Available for Sale	$34	$-	$99	$116

Sales Proceeds	$42,285	$-	$99,106	$11,268

Proceeds from the sale of investments held to maturity totaled $0 and $1,766 for the three and nine months ended September 30, 2019, respectively. The sale of investments held to maturity for the three and nine months ended September 30, 2019 resulted in gross realized gains of $0 and $0, respectively, and losses of $0 and $0, respectively. The Bank did not sell any investments held to maturity during the first nine months of 2018. Therefore, the Bank did not have any proceeds, gains or losses during the first nine months of 2018.

Investment securities having a carrying value approximating $60,217 and $178,978 as of September 30, 2019 and December 31, 2018, respectively, were pledged to secure public deposits and for other purposes.

Part I (Continued)

Item 1 (Continued)

(3) Investment Securities (Continued)

Information pertaining to securities with gross unrealized losses at September 30, 2019 and December 31, 2018 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

September 30, 2019
U. S. Government Agencies Mortgage-Backed	$43,500	$(169)	$127,407	$(1,994)	$170,907	$(2,163)
State, County and Municipal	-	-	-	-	-	-
Corporate Bonds	-	-	2,830	(10)	2,830	(10)
	$43,500	$(169)	$130,237	$(2,004)	$173,737	$(2,173)

December 31. 2018
U.S. Government Agencies Mortgage-Backed	$39,083	$(504)	$255,747	$(10,092)	$294,830	$(10,596)
State, County and Municipal	612	(3)	1,882	(34)	2,494	(37)
Corporate Bonds	2,009	(21)	863	(34)	2,872	(55)
	$41,704	$(528)	$258,492	$(10,160)	$300,196	$(10,688)

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

At September 30, 2019, 87 securities have unrealized losses which have depreciated 0.59 percent from the Company’s amortized cost basis. These securities are guaranteed by either the U.S. Government, other governments or U.S. corporations. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary.

Part I (Continued)

Item 1 (Continued)

(4) Loans

The following table presents the composition of loans segregated by legacy and purchased loans and by class of loans, as of September 30, 2019 and December 31, 2018. Purchased loans are defined as loans that were acquired in bank acquisitions.

	September 30, 2019
	Legacy Loans	Purchased Loans	Total
Commercial and Agricultural
Commercial	$52,085	$24,147	$76,232
Agricultural	20,462	279	20,741

Real Estate
Commercial Construction	64,280	9,720	74,000
Residential Construction	15,080	4,959	20,039
Commercial	392,681	58,019	450,700
Residential	172,853	25,801	198,654
Farmland	71,206	3,135	74,341

Consumer and Other
Consumer	18,071	4,685	22,756
Other	19,591	1,669	21,260

Total Loans	$826,309	$132,414	$958,723

	December 31, 2018
	Legacy Loans	Purchased Loans	Total
Commercial and Agricultural
Commercial	$50,181	$7,229	$57,410
Agricultural	15,993	806	16,799

Real Estate
Commercial Construction	46,609	1,240	47,849
Residential Construction	12,242	258	12,500
Commercial	366,792	6,742	373,534
Residential	185,699	2,015	187,714
Farmland	62,674	35	62,709

Consumer and Other
Consumer	18,423	62	18,485
Other	5,027	-	5,027

Total Loans	$763,640	$18,387	$782,027

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

Part I (Continued)

Item 1 (Continued)

(4) Loans (Continued)

The following table presents the loan portfolio, excluding purchased loans, by credit quality indicator (risk grade) as of September 30, 2019 and December 31, 2018. Those loans with a risk grade of 1, 2, 3 or 4 have been combined in the pass column for presentation purposes. For the period ending September 30, 2019, the Company did not have any loans classified as “doubtful” or a “loss”.

	Pass	Special Mention	Substandard	Total Loans
September 30, 2019

Commercial and Agricultural
Commercial	$50,098	$1,379	$608	$52,085
Agricultural	17,997	1,211	1,254	20,462

Real Estate
Commercial Construction	63,776	224	280	64,280
Residential Construction	15,080	-	-	15,080
Commercial	376,850	9,502	6,329	392,681
Residential	160,763	4,388	7,702	172,853
Farmland	64,291	3,787	3,128	71,206

Consumer and Other
Consumer	17,680	172	219	18,071
Other	19,591	-	-	19,591

Total Loans	$786,126	$20,663	$19,520	$826,309

December 31, 2018

Commercial and Agricultural
Commercial	$48,579	$729	$873	$50,181
Agricultural	14,858	637	498	15,993

Real Estate
Commercial Construction	45,847	45	717	46,609
Residential Construction	12,242	-	-	12,242
Commercial	351,397	7,662	7,733	366,792
Residential	168,035	7,107	10,557	185,699
Farmland	58,678	1,912	2,084	62,674

Consumer and Other
Consumer	18,042	59	322	18,423
Other	5,018	5	4	5,027

Total Loans	$722,696	$18,156	$22,788	$763,640

Part I (Continued)

Item 1 (Continued)

(4) Loans (Continued)

The following table presents the purchased loan portfolio by credit quality indicator (risk grade) as of September 30, 2019 and December 31, 2018. Those loans with a risk grade of 1, 2, 3 or 4 have been combined in the pass column for presentation purposes. For the period ending September 30, 2019, the Company did not have any loans classified as “doubtful” or a “loss”.

	Pass	Special Mention	Substandard	Total Loans
September 30, 2019

Commercial and Agricultural
Commercial	$22,473	$1,232	$442	$24,147
Agricultural	279	-	-	279

Real Estate
Commercial Construction	9,654	-	66	9,720
Residential Construction	4,959	-	-	4,959
Commercial	57,634	385	-	58,019
Residential	25,384	382	35	25,801
Farmland	3,098	-	37	3,135

Consumer and Other
Consumer	4,682	-	3	4,685
Other	1,669	-	-	1,669

Total Loans	$129,832	$1,999	$583	$132,414

December 31, 2018

Commercial and Agricultural
Commercial	$7,229	$-	$-	$7,229
Agricultural	806	-	-	806

Real Estate
Commercial Construction	1,240	-	-	1,240
Residential Construction	258	-	-	258
Commercial	6,742	-	-	6,742
Residential	2,015	-	-	2,015
Farmland	35	-	-	35

Consumer and Other
Consumer	62	-	-	62
Other	-	-	-	-

Total Loans	$18,387	$-	$-	$18,387

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

The following table represents an age analysis of past due loans and nonaccrual loans for legacy loans, segregated by class of loans, excluding purchased loans as of September 30, 2019 and December 31, 2018:

	Accruing Loans
		90 Days
	30-89 Days	or More	Total Accruing	Nonaccrual
	Past Due	Past Due	Loans Past Due	Loans	Current Loans	Total Loans
September 30, 2019

Commercial and Agricultural
Commercial	$165	$-	$165	$460	$51,460	$52,085
Agricultural	71	-	71	1,214	19,177	20,462

Real Estate
Commercial Construction	89	-	89	10	64,181	64,280
Residential Construction	59	-	59	-	15,021	15,080
Commercial	497	-	497	1,567	390,617	392,681
Residential	1,083	-	1,083	3,605	168,165	172,853
Farmland	150	-	150	2,592	68,464	71,206

Consumer and Other
Consumer	109	-	109	124	17,838	18,071
Other	-	-	-	-	19,591	19,591

Total Loans	$2,223	$-	$2,223	$9,572	$814,514	$826,309

December 31, 2018

Commercial and Agricultural
Commercial	$282	$-	$282	$637	$49,262	$50,181
Agricultural	117	-	117	413	15,463	15,993

Real Estate
Commercial Construction	88	-	88	463	46,058	46,609
Residential Construction	-	-	-	-	12,242	12,242
Commercial	679	-	679	2,966	363,147	366,792
Residential	6,882	-	6,882	2,734	176,083	185,699
Farmland	76	-	76	2,052	60,546	62,674

Consumer and Other
Consumer	110	-	110	213	18,100	18,423
Other	-	-	-	4	5,023	5,027

Total Loans	$8,234	$-	$8,234	$9,482	$745,924	$763,640

Part I (Continued)

Item 1 (Continued)

(4) Loans (Continued)

The following table represents an age analysis of past due loans and nonaccrual loans, segregated by class of loans, for purchased loans as of September 30, 2019 and December 31, 2018:

	Accruing Loans
		90 Days
	30-89 Days	or More	Total Accruing	Nonaccrual
	Past Due	Past Due	Loans Past Due	Loans	Current Loans	Total Loans
September 30, 2019

Commercial and Agricultural
Commercial	$491	$-	$491	$442	$23,214	$24,147
Agricultural	-	-	-	-	279	279

Real Estate
Commercial Construction	-	-	-	66	9,654	9,720
Residential Construction	-	-	-	-	4,959	4,959
Commercial	-	-	-	-	58,019	58,019
Residential	35	-	35	23	25,743	25,801
Farmland	-	-	-	37	3,098	3,135

Consumer and Other
Consumer	4	-	4	3	4,678	4,685
Other	-	-	-	-	1,669	1,669

Total Loans	$530	$-	$530	$571	$131,313	$132,414

December 31, 2018

Commercial and Agricultural
Commercial	$-	$-	$-	$-	$7,229	$7,229
Agricultural	-	-	-	-	806	806

Real Estate
Commercial Construction	-	-	-	-	1,240	1,240
Residential Construction	-	-	-	-	258	258
Commercial	-	-	-	-	6,742	6,742
Residential	-	-	-	-	2,015	2,015
Farmland	-	-	-	-	35	35

Consumer and Other
Consumer	-	-	-	-	62	62
Other	-	-	-	-	-	-

Total Loans	$-	$-	$-	$-	$18,387	$18,387

Part I (Continued)

Item 1 (Continued)

(4) Loans (Continued)

The following table details impaired loan data, including purchased credit impaired loans, as of September 30, 2019.

September 30, 2019
	Unpaid
	Contractual			Average	Interest	Interest
	Principal	Impaired	Related	Recorded	Income	Income
	Balance	Balance	Allowance	Investment	Recognized	Collected

With No Related Allowance Recorded
Commercial	$460	$459	$-	$508	$29	$30
Agricultural	648	628	-	565	9	20
Commercial Construction	77	77	-	105	3	3
Residential Construction	-	-	-	89	-	-
Commercial Real Estate	9,300	9,300	-	11,581	346	352
Residential Real Estate	3,908	3,817	-	3,939	129	148
Farmland	2,593	2,591	-	2,332	(23)	14
Consumer	163	128	-	151	4	5
Other	-	-	-	2	-	-

	17,149	17,000	-	19,272	497	572

With An Allowance Recorded
Commercial	398	403	152	111	8	8
Agricultural	587	587	586	294	9	33
Commercial Construction	-	-	-	100	-	-
Residential Construction	-	-	-	-	-	-
Commercial Real Estate	2,956	2,956	823	2,916	95	95
Residential Real Estate	266	266	48	268	17	17
Farmland	357	357	30	360	20	19
Consumer	-	-	-	-	-	-
Other	-	-	-	-	-	-

	4,564	4,569	1,639	4,049	149	172

Purchased Credit Impaired Loans
Commercial	67	39	-	20	-	-
Commercial Construction	120	66	-	34	1	1
Residential Real Estate	21	13	8	7	-	-
Farmland	237	37	-	19	1	1
Consumer	195	-	-	-	-	-

	640	155	8	80	2	2

Total
Commercial	925	901	152	639	37	38
Agricultural	1,235	1,215	586	859	18	53
Commercial Construction	197	143	-	239	4	4
Residential Construction	-	-	-	89	-	-
Commercial Real Estate	12,256	12,256	823	14,497	441	447
Residential Real Estate	4,195	4,096	56	4,214	146	165
Farmland	3,187	2,985	30	2,711	(2)	34
Consumer	358	128	-	151	4	5
Other	-	-	-	2	-	-

	$22,353	$21,724	$1,647	$23,401	$648	$746

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

Part I (Continued)

Item 1 (Continued)

(4) Loans (Continued)

The following table details impaired loan data as of September 30, 2018. There were no purchased credit impaired loans and related allowance for loan losses as of September 30, 2018.

September 30, 2018
	Unpaid
	Contractual			Average	Interest	Interest
	Principal	Impaired	Related	Recorded	Income	Income
	Balance	Balance	Allowance	Investment	Recognized	Collected

With No Related Allowance Recorded
Commercial	$472	$472	$-	$508	$13	$15
Agricultural	444	423	-	375	14	21
Commercial Construction	102	102	-	54	3	3
Residential Contruction	-	-	-	-	-	-
Commercial Real Estate	9,758	9,758	-	10,759	345	352
Residential Real Estate	3,954	3,868	-	4,052	141	145
Farmland	2,067	2,065	-	1,189	46	75
Consumer	175	175	-	193	9	10
Other	-	-	-	-	-	-

	16,972	16,863	-	17,130	571	621

With An Allowance Recorded
Commercial	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Commercial Construction	471	471	44	483	3	3
Residential Contruction	-	-	-	-	-	-
Commercial Real Estate	5,800	5,800	1,394	5,478	185	187
Residential Real Estate	35	35	20	54	2	2
Farmland	366	366	29	368	18	18
Consumer	-	-	-	-	-	-
Other	-	-	-	-	-	-

	6,672	6,672	1,487	6,383	208	210

Total
Commercial	472	472	-	508	13	15
Agricultural	444	423	-	375	14	21
Commercial Construction	573	573	44	537	6	6
Residential Contruction	-	-	-	-	-	-
Commercial Real Estate	15,558	15,558	1,394	16,237	530	539
Residential Real Estate	3,989	3,903	20	4,106	143	147
Farmland	2,433	2,431	29	1,557	64	93
Consumer	175	175	-	193	9	10
Other	-	-	-	-	-	-

	$23,644	$23,535	$1,487	$23,513	$779	$831

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

As discussed in Note 1, Summary of Significant Accounting Policies, once a loan is identified as a TDR, it is accounted for as an impaired loan. The Company had no unfunded commitments to lend to a customer that has a troubled debt restructured loan as of September 30, 2019. The Company had no loan contracts restructured during the three month period ended and the nine month period ended September 30, 2019 and 2018. Loans modified in a troubled debt restructuring are considered to be in default once the loan becomes 90 days past due. A TDR may cease being classified as impaired if the loan is subsequently modified at market terms and, has performed according to the modified terms for at least six months, and there has not been any prior principal forgiveness on a cumulative basis.

The Company had one loan totaling $859 thousand that subsequently defaulted during the three months ended September 30, 2019 and no loans that subsequently defaulted during the three months ended September 30, 2018. The Company had one loan totaling $859 thousand that subsequently defaulted during the nine months ended September 30, 2019 and one loan totaling $131 thousand that subsequently defaulted during the nine months ended September 30, 2018. The loan totaling $859 thousand failed to continue to perform as agreed and was moved to non-accrual status. The loan totaling $131 thousand failed to continue to perform as agreed and was moved to non-accrual status.

Part I (Continued)

Item 1 (Continued)

(5) Allowance for Loan Losses

The following tables detail activity in the allowance for loan losses, segregated by class of loan, for the nine month period ended September 30, 2019 and September 30, 2018. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other loan categories and periodically may result in reallocation within the provision categories.

September 30, 2019
	Beginning				Ending
	Balance	Charge-Offs	Recoveries	Provision	Balance

Commercial and Agricultural
Commercial	$370	$(266)	$27	$312	$443
Agricultural	248	(84)	4	703	871

Real Estate
Commercial Construction	115	(29)	61	(5)	142
Residential Construction	16	-	-	17	33
Commercial	4,549	(56)	173	(1,376)	3,290
Residential	1,181	(757)	166	367	957
Farmland	702	(63)	10	74	723

Consumer and Other
Consumer	86	(432)	41	404	99
Other	10	-	4	28	42

	$7,277	$(1,687)	$486	$524	$6,600

September 30, 2018
	Beginning				Ending
	Balance	Charge-Offs	Recoveries	Provision	Balance

Commercial and Agricultural
Commercial	$447	$(118)	$114	$(59)	$384
Agricultural	186	(123)	7	245	315

Real Estate
Commercial Construction	1,216	-	39	(1,130)	125
Residential Construction	-	-	-	17	17
Commercial	3,874	(258)	39	626	4,281
Residential	968	(124)	83	255	1,182
Farmland	780	-	11	(61)	730

Consumer and Other
Consumer	34	(214)	59	214	93
Other	3	-	1	24	28

	$7,508	$(837)	$353	$131	$7,155

Management continually evaluates the allowance for loan losses methodology seeking to refine and enhance this process as appropriate, and it is likely that the methodology will continue to evolve over time.

Part I (Continued)

Item 1 (Continued)

(5) Allowance for Loan Losses (Continued)

The Company determines its individual reserves during its quarterly review of substandard loans. This process involves reviewing all loans with a risk grade of 6 or greater and an outstanding balance of $250,000 or more, regardless of the loans impairment classification. At September 30, 2019, there were 123 impaired loans totaling $3.5 million below the $250,000 review threshold which were not individually reviewed for impairment. Those loans were subject to the bank’s general loan loss reserve methodology and are included in the “Collectively Evaluated for Impairment” column of the following tables. Likewise, at September 30, 2018, there were 139 impaired loans totaling $4.0 million which were below the $250,000 review threshold and were subject to the bank’s general loan loss reserve methodology and are included in the “Collectively Evaluated for Impairment” column of the following tables.

Since not all loans in the substandard category are considered impaired, this quarterly review process may result in the identification of specific reserves on unimpaired loans. Management considers those loans graded substandard, but not classified as impaired, to be higher risk loans and, therefore, makes specific allocations to the allowance for those loans if warranted. The total of such loans is $5.93 million and $8.73 million as of September 30, 2019 and 2018, respectively. Specific allowance allocations were made for these loans totaling $1.23 million and $1.25 million as of September 30, 2019 and 2018, respectively. Since these loans are not considered impaired, both the loan balance and related specific allocation are included in the “Collectively Evaluated for Impairment” column of the following tables.

Part I (Continued)

Item 1 (Continued)

(5) Allowance for Loan Losses (Continued)

The following tables present breakdowns of the allowance for loan losses, segregated by impairment methodology for September 30, 2019 and 2018. For September 30, 2018, there were no purchased credit impaired loans and related allowance for loan losses.

September 30, 2019
	Ending Allowance Balance				Ending Loan Balance

	Individually	Collectively	Purchased		Individually	Collectively	Purchased
	Evaluated for	Evaluated for	Credit		Evaluated for	Evaluated for	Credit
	Impairment	Impairment	Impaired	Total	Impairment	Impairment	Impaired	Total
Commercial and Agricultural
Commercial	$152	$291	$-	$443	$428	$75,765	$39	$76,232
Agricultural	586	285	-	871	848	19,893	-	20,741

Real Estate
Commercial Construction	-	142	-	142	67	73,867	66	74,000
Residential Construction	-	33	-	33	-	20,039	-	20,039
Commercial	823	2,467	-	3,290	11,967	438,733	-	450,700
Residential	48	901	8	957	2,063	196,578	13	198,654
Farmland	30	693	-	723	2,674	71,630	37	74,341

Consumer and Other
Consumer	-	99	-	99	-	22,756	-	22,756
Other	-	42	-	42	-	21,260	-	21,260

Total End of Period Balance	$1,639	$4,953	$8	$6,600	$18,047	$940,521	$155	$958,723

September 30, 2018
	Ending Allowance Balance			Ending Loan Balance

	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
Commercial and Agricultural
Commercial	$-	$384	$384	$39	$47,253	$47,292
Agricultural	-	315	315	27	21,388	21,415

Real Estate
Commercial Construction	44	81	125	471	53,099	53,570
Residential Construction	-	17	17	-	12,897	12,897
Commercial	1,394	2,887	4,281	15,164	334,244	349,408
Residential	20	1,162	1,182	1,753	187,400	189,153
Farmland	29	701	730	2,103	67,966	70,069

Consumer and Other
Consumer	-	93	93	-	18,623	18,623
Other	-	28	28	-	17,016	17,016

Total End of Period Balance	$1,487	$5,668	$7,155	$19,557	$759,886	$779,443

Part I (Continued)

Item 1 (Continued)

(6) Other Real Estate Owned

The aggregate carrying amount of Other Real Estate Owned (“OREO”) at September 30, 2019 and December 31, 2018 was $776 and $1,841, respectively. All of the Company’s other real estate owned represents properties acquired through foreclosure or deed in lieu of foreclosure. The following table details the change in OREO for the nine months ended September 30, 2019 and the year ended December 31, 2018.

	Nine Months Ended	Twelve Months Ended
	September 30, 2019	December 31, 2018

Balance, Beginning	$1,841	$4,256

Additions	314	793
Acquired in Acquisition	243	-
Sales of OREO	(2,412)	(2,949)
Transfer to Bank Premises	-	(300)
Gains (Losses) on Sale	894	303
Provision for Losses	(104)	(262)

Balance, Ending	$776	$1,841

At September 30, 2019, the Company held $201 thousand of residential real estate property as foreclosed property compared to $565 thousand as of December 31, 2018.  Also at September 30, 2019, $739 thousand of consumer mortgage loans collateralized by residential real estate property were in the process of foreclosure according to local requirements of the applicable jurisdictions. At December 31, 2018, only $25 thousand of consumer mortgage loans collateralized by residential real estate property were in the process of foreclosure according to local requirements of the applicable jurisdictions.

(7) Deposits

The aggregate amount of overdrawn deposit accounts reclassified as loan balances totaled $651 thousand and $476 thousand as of September 30, 2019 and December 31, 2018.

Components of interest-bearing deposits as of September 30, 2019 and December 31, 2018 are as follows:

	Nine Months Ended	Twelve Months Ended
	September 30, 2019	December 31, 2018

Interest-Bearing Demand	$583,848	$471,794
Savings	85,080	79,453
Time, $250,000 and Over	65,763	53,881
Other Time	299,902	287,150
	$1,034,593	$892,278

At September 30, 2019 and December 31, 2018, the Company had reciprocal deposits of $94,865 and $80,535, respectively. All of these reciprocal deposits represent Insured Cash Sweep (“ICS”) deposits and Certificate of Deposits Account Registry Service (“CDARS”) deposits. The ICS deposits and CDARS deposits are ones in which customers placed core deposits into the program for FDIC insurance coverage and the Company receives reciprocal deposits in a like amount. Due to changes in regulatory rules with reciprocal deposits, all of the Company’s reciprocal deposits were excluded from being treated as brokered deposits at September 30, 2019. The aggregate amount of short-term jumbo certificates of deposit, each with a minimum denomination of $250,000 was approximately $48,950 and $41,104 as of September 30, 2019 and December 31, 2018, respectively. The aggregate amount of certificates of deposit, each with a minimum deposit of $250,000 was $65,763 and $53,881 as of September 30, 2019 and December 31, 2018.

Part I (Continued)

Item 1 (Continued)

(7) Deposits (Continued)

As of September 30, 2019 and December 31, 2018, the scheduled maturities of certificates of deposits are as follows:

Maturity	September 30, 2019	December 31, 2018
One Year and Under	$255,071	$241,366
One to Three Years	96,016	82,412
Three Years and Over	14,578	17,253
	$365,665	$341,031

(8) Other Borrowed Money

Other borrowed money at September 30, 2019 and December 31, 2018 is summarized as follows:

	September 30, 2019	December 31, 2018

Federal Home Loan Bank Advances	$52,000	$44,000
Other Borrowings	14,813	-
	$66,813	$44,000

Advances from the Federal Home Loan Bank (“FHLB”) have maturities ranging from 2020 to 2029 and interest rates ranging from 0.52 percent to 3.51 percent. As collateral on the outstanding FHLB advances, the Company has provided a blanket lien on its portfolio of qualifying residential first mortgage loans, commercial loans, multifamily loans and HELOC loans. At September 30, 2019, the book value of those loans pledged is $154,524. At September 30, 2019, the Company had remaining credit availability from the FHLB of $306,234. The Company may be required to pledge additional qualifying collateral in order to utilize the full amount of the remaining credit line.

On May 1, 2019, the Company completed a borrowing arrangement with a correspondent bank for $10.0 million. The term note is secured by the Bank’s stock, expires on May 1, 2024, and bears a fixed interest rate of 4.70 percent. The proceeds were used for the acquisition of LBC Bancshares, Inc. and its subsidiary, Calumet Bank. As of September 30, 2019, the outstanding balance totaled $9.5 million.

On May 1, 2019, the Company completed a revolving credit arrangement with a correspondent bank with a maximum line amount of $10.0 million. This line of credit is secured by the Bank’s stock, expires on May 1, 2021, and bears a variable interest rate of Wall Street Journal Prime minus 0.40 percent. The Company advanced $5.3 million that was used toward the acquisition of LBC Bancshares, Inc. and its subsidiary, Calumet Bank. As of September 30, 2019, the outstanding balance totaled $5.3 million.

The aggregate stated maturities of other borrowed money at September 30, 2019 are as follows:

Year	Amount
2019	$250
2020	4,500
2021	6,313
2022	19,000
2023	4,000
2024 and After	32,750
$66,813

The Company also has available federal funds lines of credit with various financial institutions totaling $43.5 million, none of which were outstanding at September 30, 2019.

The Company has the ability to borrow funds from the Federal Reserve Bank (“FRB”) of Atlanta utilizing the discount window. The discount window is an instrument of monetary policy that allows eligible institutions to borrow money from the FRB on a short-term basis to meet temporary liquidity shortages caused by internal or external disruptions. At September 30, 2019, the Company had borrowing capacity available under this arrangement, with no outstanding balances. The Company would be required to pledge certain available-for-sale investment securities as collateral under this agreement.

Part I (Continued)

Item 1 (Continued)

(9) Subordinated Debentures (Trust Preferred Securities)

			3 Month	Added	Total		5 Year
Description	Date	Amount	Libor Rate	Points	Rate	Maturity	Call Option
Colony Bankcorp Statutory Trust III	6/17/2004	$4,640	2.13938	2.68	4.81938	6/14/2034	6/17/2009
Colony Bankcorp Capital Trust I	4/13/2006	5,155	2.10438	1.50	3.60438	4/13/2036	4/13/2011
Colony Bankcorp Capital Trust II	3/12/2007	9,279	2.10438	1.65	3.75438	3/12/2037	3/12/2012
Colony Bankcorp Capital Trust III	9/14/2007	5,155	2.26575	1.40	3.66575	9/14/2037	9/14/2012

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

At September 30, 2019 and December 31, 2018 the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	September 30, 2019	December 31, 2018

Loan Commitments	$150,152	$98,736
Letters of Credit	1,732	1,525

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

Other Commitments. As of September 30, 2019, an $18,000 letter of credit issued by FHLB was used to guarantee the Bank’s performance related to public fund deposit balances.

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

The carrying amount, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2019 and December 31, 2018 are as follows:

	Fair Value Measurements at
	September 30, 2019
	Carrying	Estimated	Level	Level	Level
	Value	Fair Value	1	2	3

Assets
Cash and Short-Term Investments	$55,609	$55,609	$55,609	$-	$-
Investment Securities Available for Sale	368,869	368,869	-	368,654	215
Other Investments, at Cost	3,771	3,771	3,771	-	-
Loans Held for Sale	8,734	8,734	-	8,734	-
Loans, Net	951,559	952,663	-	949,733	2,930

Liabilities
Deposits	1,251,273	1,254,541	885,608	368,933	-
Subordinated Debentures	24,229	24,229	-	24,229	-
Other Borrowed Money	66,813	66,854	-	66,854	-

	Fair Value Measurements at
	December 31, 2018
	Carrying	Estimated	Level	Level	Level
	Value	Fair Value	1	2	3

Assets
Cash and Short-Term Investments	$60,156	$60,156	$60,156	$-	$-
Investment Securities Available for Sale	353,066	353,066	-	348,788	4,278
Federal Home Loan Bank Stock	2,978	2,978	2,978	-	-
Loans, Net	774,249	769,809	-	766,457	3,352

Liabilities
Deposits	1,085,125	1,086,503	744,094	342,409	-
Subordinated Debentures	24,229	24,229	-	24,229	-
Other Borrowed Money	44,000	44,032	-	44,032	-

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

Assets and Liabilities Measured at Fair Value on a Recurring and Nonrecurring Basis – The following table presents the recorded amount of the Company’s assets measured at fair value on a recurring and nonrecurring basis as of September 30, 2019 and December 31, 2018, aggregated by the level in the fair value hierarchy within which those measurements fall. The table below includes only impaired loans with a specific reserve and only other real estate properties with a valuation allowance at September 30, 2019 and at December 31, 2018. Those impaired loans and other real estate properties are shown net of the related specific reserves and valuation allowances.

Part I (Continued)

Item 1 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Total Fair	Identical Assets	Observable	Inputs
September 30, 2019	Value	(Level 1)	Inputs (Level 2)	(Level 3)

Recurring Securities Available for Sale
U.S. Government Agencies Mortgage-Backed	$362,311	$-	$362,311	$-
U.S. Treasury	149	-	149	-
State, County and Municipal	3,579	-	3,364	215
Corporate Bonds	2,830	-	2,830	-
	$368,869	$-	$368,654	$215

Nonrecurring
Impaired Loans	$2,930	$-	$-	$2,930

Other Real Estate	$421	$-	$-	$421

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Total Fair	Identical Assets	Observable	Inputs
December 31, 2018	Value	(Level 1)	Inputs (Level 2)	(Level 3)

Recurring Securities Available for Sale
U.S. Government Agencies Mortgage-Backed	$346,205	$-	$342,142	$4,063
State, County and Municipal	3,989	-	3,775	214
Corporate Bonds	2,872	-	2,872	-

	$353,066	$-	$348,789	$4,277

Nonrecurring
Impaired Loans	$3,352	$-	$-	$3,352

Other Real Estate	$1,183	$-	$-	$1,183

Liabilities

The Company did not identify any liabilities that are required to be presented at fair value.

Part I (Continued)

Item 1 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

The following table presents quantitative information about the significant unobservable inputs used in the fair value measurements for assets in level 3 of the fair value hierarchy measured on a nonrecurring basis at September 30, 2019 and December 31, 2018. This table is comprised primarily of collateral dependent impaired loans and other real estate owned:

		Valuation	Unobservable	Range
	September 30, 2019	Techniques	Inputs	Weighted Avg

Real Estate
Residential Real Estate	218	Sales Comparison	Adjustment for Differences	(10.86)%	-	6.70%
			Between the Comparable Sales		(2.08)%

			Management Adjustments for	0.00%	-	25.00%
			Age of Appraisals and/or Current		12.50%
			Market Conditions

Commercial Real Estate	2,134	Income Approach	Capitalization Rate	7.75%	-	10.50%
					9.13%

			Management Adjustments for	0.00%	-	10.00%
			Age of Appraisals and/or Current		5.00%
			Market Conditions

Farmland	327	Sales Comparison	Adjustment for Differences	(71.00)%	-	(3.50)%
			Between the Comparable Sales		(37.25)%

			Management Adjustments for	10.00%	-	80.00%
			Age of Appraisals and/or Current		45.00%
			Market Conditions

Commercial	251	Sales Comparison	Adjustment for Differences	0.00%	-	14.20%
			Between the Comparable Sales		7.10%

			Management Adjustments for	10.00%	-	50.00%
			Age of Appraisals and/or Current		30.00%
			Market Conditions

Other Real Estate Owned	421	Sales Comparison	Adjustment for Differences	(30.00)%	-	00.00%
			Between the Comparable Sales		(15.00)%

			Management Adjustments for	18.41%	-	38.39%
			Age of Appraisals and/or Current		28.40%
			Market Conditions

		Income Approach	Discount Rate		10.00%

Part I (Continued)

Item 1 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

		Valuation	Unobservable	Range
	December 31, 2018	Techniques	Inputs	Weighted Avg

Real Estate
Commercial Construction	$360	Sales Comparison	Adjustment for Differences	(6.00)%	-	1,975.00%
			Between the Comparable Sales		984.20%

			Management Adjustments for	0.00%	-	10.00%
			Age of Appraisals and/or Current		5.00%
			Market Conditions

Residential Real Estate	213	Sales Comparison	Adjustment for Differences	(10.86)%	-	6.70%
			Between the Comparable Sales		(2.08)%

			Management Adjustments for	0.00%	-	25.00%
			Age of Appraisals and/or Current		12.50%
			Market Conditions

Commercial Real Estate	2,415	Sales Comparison	Adjustment for Differences	(60.00)%	-	80.00%
			Between the Comparable Sales		10.00%

			Management Adjustments for	0.00%	-	35.00%
			Age of Appraisals and/or Current		17.50%
			Market Conditions

		Income Approach	Capitalization Rate		10.13%

Farmland	328	Sales Comparison	Adjustment for Differences	(71.00)%	-	(3.50)%
			Between the Comparable Sales		(37.25)%

			Management Adjustments for	10.00%	-	80.00%
			Age of Appraisals and/or Current		45.00%
			Market Conditions

Commercial	36	Sales Contract	Adjustment for Estimated Costs	0.00%	-	0.00%
			to Sell		(0.00)%

			Management Adjustment for	0.00%	-	15.00%
			Age of Appraisals and/or Current		15.00%
			Market Conditions

Other Real Estate Owned	1,183	Sales Comparison	Adjustment for Differences	(30.00)%	-	25.02%
			Between the Comparable Sales		(2.49)%

			Management Adjustment for	9.82%	-	99.39%
			Age of Appraisals and/or Current		35.26%
			Market Conditions

		Income Approach	Capitalization Rate		10.00%

Part I (Continued)

Item 1 (Continued)

(11) Fair Value of Financial Instruments and Fair Value Measurements (Continued)

The table below presents a reconciliation and statement of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the nine months ended September 30, 2019 and the twelve months ended December 31, 2018.

	Available for Sale Securities
	September 30, 2019	December 31, 2018

Balance, Beginning	$4,277	$7,298
Transfers out of Level 3	-	(2,009)
Sales	(2,977)	-
Paydowns	(1,158)	(886)
Realized Loss on Sale of Security	(18)	-
Unrealized Gains included in Other
Comprehensive Income (Loss)	91	(126)

Balance, Ending	$215	$4,277

The Company’s policy is to recognize transfers in and transfers out of levels 1, 2 and 3 as of the end of a reporting period. There were no transfers of securities between levels for the nine months ended September 30, 2019 and one security totaling $2,009 transferred from level 3 to level 2 for the twelve months ended December 31, 2018.

The following table presents quantitative information about recurring level 3 fair value measurements as of September 30, 2019.

			Unobservable	Range
September 30, 2019	Fair Value	Valuation Techniques	Inputs	(Weighted Avg)

State, County and Municipal	$215	Discounted Cash Flow	Discount Rate or Yield	N/A*

* The Company relies on a third-party pricing service to value its securities. The details of the unobservable inputs and other adjustments used by the third-party pricing service were not readily available to the Company.

(12) Leases

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. On January 1, 2019, the Company adopted ASU No. 2016-02 and all subsequent ASUs that modified this topic (collectively referred to as “Topic 842”). For the Company, Topic 842 primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee.

Substantially all of the leases in which the Company is the lessee are comprised of real estate for branches and office space with terms extending through 2027. All of our leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated balance sheet. With the adoption of Topic 842, operating lease arrangements are required to be recognized on the consolidated balance sheet as a right-of-use (“ROU”) asset and a corresponding lease liability.

The following table represents the consolidated balance sheet classification of the Company’s ROU assets and liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated balance sheet.

	Classification	September 30, 2019
Assets
Operating lease right-of-use assets	Other Assets	$676

Liabilities
Operating lease liabilities	Other Liabilites	$585

Part I (Continued)

Item 1 (Continued)

(12) Leases (Continued)

The calculated amount of the ROU assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If at lease inception the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used.

Operating lease cost was $43 thousand and $104 thousand for the three and nine months ended September 30, 2019, respectively.

As of September 30, 2019, the weighted average remaining lease term was 5.44 years and the weighted average discount rate was 2.07%.

The following table represents the future maturities of the Company’s operating lease liabilities and other lease information.

Twelve Months Ended September 30,	Lease Liabilitiy
2020	$185
2021	134
2022	80
2023	45
2024	45
After September 30, 2024	139
Total Lease Payments	$628
Less: Interest	(43)
Present Value of Lease Liabilities	$585

Supplemental Lease Information:	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (cash payments)	$104
Operating cash flows from operating leases (lease liability reduction)	$101
Operating lease right-of-use assets obtained in exchange for leases entered into during the period	$193

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  As of September 30, 2019, the interim final Basel III rules (“Basel III”) require the Company to also maintain minimum amounts and ratios of common equity Tier 1 capital to risk-weighted assets.  These amounts and ratios as defined in regulations are presented hereafter.  Management believes, as of September 30, 2019, the Company meets all capital adequacy requirements to which it is subject under the regulatory framework for prompt corrective action.  In the opinion of management, there are no events or conditions since prior notification of capital adequacy from the regulators that have changed the institution’s category.

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

The following table summarizes regulatory capital information as of September 30, 2019 and December 31, 2018 on a consolidated basis and for the subsidiary, as defined.  Regulatory capital ratios for September 30, 2019 and December 31, 2018 were calculated in accordance with the Basel III rules.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2019

Total Capital to Risk-Weighted Assets
Consolidated	$138,789	13.16%	$84,359	8.00%	N/A	N/A
Colony Bank	150,026	14.24	84,300	8.00	$105,375	10.00%

Tier I Capital to Risk-Weighted Assets
Consolidated	132,189	12.54	63,270	6.00	N/A	N/A
Colony Bank	143,426	13.61	63,225	6.00	84,300	8.00

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	108,689	10.31	47,452	4.50	N/A	N/A
Colony Bank	143,426	13.61	47,419	4.50	68,494	6.50

Tier I Capital to Average Assets
Consolidated	132,189	8.98	58,895	4.00	N/A	N/A
Colony Bank	143,426	9.76	58,810	4.00	73,513	5.00

Part I (Continued)

Item 1 (Continued)

(13) Regulatory Capital Matters (Continued)

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

(14) Stock-Based Compensation

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

Compensation expense for restricted stock is based on the market price of the Company stock at the time of the grant and amortized on a straight-line basis over the vesting period. The balance of unearned compensation related to these restricted shares as of September 30, 2019 is $61,114 which is expected to be recognized over a weighted-average of 1.83 years. Total compensation expense recognized for the restricted shares granted for the nine months ended September 30, 2019 was $25,001.

Part I (Continued)

Item 1 (Continued)

(15) Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflects the potential dilution of restricted stock and common stock warrants. Net income available to common stockholders represents net income after preferred stock dividends. The following table presents earnings per share for the three month and nine month period ended September 30, 2019 and 2018.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018

Numerator
Net Income Available to Common Stockholders	$2,518	$2,695	$7,455	$8,952

Denominator
Weighted Average Number of Common Shares
Outstanding for Basic Earnings Per Common Share	9,495	8,439	9,008	8,439

Dilutive Effect of Potential Common Stock
Restricted Stock	-	6	-	6
Stock Warrants	-	-	-	127
Weighted-Average Number of Shares Outstanding for Diluted Earnings Per Common Share	9,495	8,445	9,008	8,572

Earnings Per Share - Basic	$0.27	$0.32	$0.83	$1.06

Earnings Per Share - Diluted	$0.27	$0.32	$0.83	$1.04

(16) Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) for unrealized gains and losses securities available for sale for the period ended September 30, 2019 and the year ended December 31, 2018 are as follows:

	September 30, 2019	December 31, 2018

Beginning Balance	$(8,190)	$(6,492)

Other Comprehensive Income Before Reclassification	9,827	(1,606)

Amounts Reclassified from Accumulated Other Comprehensive Income	(78)	(92)

Net Current Period Other Comprehensive Income	9,749	(1,698)

Ending Balance	$1,559	$(8,190)

Part I (Continued)

Item 1 (Continued)

(17) Segment Information

The Company’s operating segments include banking, mortgage banking and small business specialty lending division. The reportable segments are determined by the products and services offered, and internal reporting. The Bank segment derives its revenues from the delivery of full-service financial services, including retail and commercial banking services and deposit accounts. The Mortgage Banking segment derives its revenues from the origination and sales of residential mortgage loans held for sale. The Small Business Specialty Lending Division segment derives its revenue from the origination, sales and servicing of Small Business Administration loans and other government guaranteed loans. Segment performance is evaluated using net interest income and noninterest income. Income taxes are allocated based on income before income taxes, and indirect expenses (includes management fees) are allocated based on various internal factors for each segment. Transactions among segments are made at fair value. Information reported internally for performance assessment follows.

Three Months Ended September 30, 2019	Bank	Mortgage Banking	Small Business Specialty Lending Division	Holding Company	Totals

Net Interest Income	$13,018	$81	$-	$(451)	$12,648
Provision for Loan Losses	214	-	-	-	214
Noninterest Income	2,737	1,245	-	57	4,039
Noninterest Expenses	11,252	1,191	529	386	13,358
Income Taxes	893	(15)	(111)	(170)	597
Segment Profit (Loss)	$3,396	$150	$(418)	$(610)	$2,518

Segment Assets at September 30, 2019	$1,461,210	$10,209	$149	$6,114	$1,477,682

Three Months Ended September 30, 2018	Bank	Mortgage Banking	Small Business Specialty Lending Division	Holding Company	Totals

Net Interest Income	$10,359	$-	$-	$(254)	$10,105
Provision for Loan Losses	61	-	-	-	61
Noninterest Income	2,397	-	-	8	2,405
Noninterest Expenses	8,766	-	-	312	9,078
Income Taxes	792	-	-	(116)	676
Segment Profit (Loss)	$3,137	$-	$-	$(442)	$2,695

Segment Assets at September 30, 2018	$1,184,284	$-	$-	$1,912	$1,186,196

Part I (Continued)

Item 1 (Continued)

(17) Segment Information (Continued)

Nine Months Ended September 30, 2019	Bank	Mortgage Banking	Small Business Specialty Lending Division	Holding Company	Totals

Net Interest Income	$35,850	$100	$-	$(1,120)	$34,830
Provision for Loan Losses	524	-	-	-	524
Noninterest Income	8,412	1,888	-	73	10,373
Noninterest Expenses	31,461	2,037	561	1,338	35,397
Income Taxes	2,448	(10)	(118)	(493)	1,827
Segment Profit (Loss)	$9,829	$(39)	$(443)	$(1,892)	$7,455

Segment Assets at September 30, 2019	$1,461,210	$10,209	$149	$6,114	$1,477,682

Nine Months Ended September 30, 2018	Bank	Mortgage Banking	Small Business Specialty Lending Division	Holding Company	Totals

Net Interest Income	$31,112	$-	$-	$(713)	$30,399
Provision for Loan Losses	131	-	-	-	131
Noninterest Income	7,142	-	-	21	7,163
Noninterest Expenses	25,416	-	-	799	26,215
Income Taxes	2,574	-	-	(310)	2,264
Segment Profit (Loss)	$10,133	$-	$-	$(1,181)	$8,952

Segment Assets at September 30, 2018	$1,184,284	$-	$-	$1,912	$1,186,196

(18) Subsequent Events

On October 17, 2019, the Board of Directors declared a cash dividend of $0.075 per share to shareholders of record on October 31, 2019, payable on November 15, 2019.

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

We have reinstated dividend payments beginning first quarter 2017 and have continued on a quarterly basis. In 2018, we paid a quarterly dividend of $0.05 per common stock. For the first three quarters of 2019, we paid a dividend payment of $0.075 per common stock.

Major Trends/Significant Considerations

The following discussion sets forth management’s discussion and analysis of our consolidated financial condition as of September 30, 2019, and the consolidated results of operations for the nine months ended September 30, 2019. This discussion should be read in conjunction with the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2019. Readers should also carefully review all other disclosures we file from time to time with the SEC.

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

A reconciliation of these performance measures to GAAP performance measures is included in the tables below.

Non-GAAP Performance Measures Reconciliation

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Interest Income Reconciliation
Interest Income – Taxable Equivalent	$16,248	$12,274	$44,467	$36,227
Tax Equivalent Adjustment	58	23	167	57
Interest Income (GAAP)	$16,190	$12,251	$44,300	$36,170

Net Interest Income Reconciliation
Net Interest Income – Taxable Equivalent	$12,706	$10,128	$34,997	$30,456
Tax Equivalent Adjustment	58	23	167	57
Net Interest Income (GAAP)	$12,648	$10,105	$34,830	$30,399

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Net Interest Margin Reconciliation
Net Interest Margin – Taxable Equivalent	3.64%	3.57%	3.56%	3.56%
Tax Equivalent Adjustment	0.02%	0.00%	0.02%	0.00%
Net Interest Margin (GAAP)	3.62%	3.57%	3.54%	3.56%

Interest Rate Spread Reconciliation
Interest Rate Spread – Taxable Equivalent	3.41%	3.40%	3.33%	3.41%
Tax Equivalent Adjustment	0.01%	0.01%	0.01%	0.01%
Interest Rate Spread (GAAP)	3.40%	3.39%	3.32%	3.40%

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

Overview

The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of September 30, 2019 and December 31, 2018, and results of operations for each of the three months and nine months periods ended September 30, 2019 and 2018. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 21 percent federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.

Dollar amounts in tables are stated in thousands, except for per share amounts.

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average interest-earning assets. Net income available to common shareholders totaled $2.52 million, or $0.27 diluted per common share, in the three months ended September 30, 2019 compared to net income available to common shareholders of $2.70 million, or $0.32 diluted per common share, in the three months ended September 30, 2018. Net income available to common shareholders totaled $7.46 million, or $0.83 diluted per common share, in the nine months ended September 30, 2019 compared to net income available to common shareholders of $8.95 million, or $1.04 diluted per common share, in the nine months ended September 30, 2018. The Company incurred $861 thousand and $3.00 million in acquisition related and deposit intangible expenses for the three and nine months ended September 30, 2019, respectively, stemming from the two acquisitions of LBC Bancshares, Inc. and PFB Mortgage.

Part I (Continued)

Item 2 (Continued)

Selected income statement data, returns on average assets and average common equity and dividends per share for the comparable periods were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
			$	%			$	%
	2019	2018	Variance	Variance	2019	2018	Variance	Variance

Taxable-equivalent net interest income	$12,706	$10,128	$2,578	25.45%	$34,997	$30,456	$4,541	14.91%
Taxable-equivalent adjustment	58	23	35	152.17%	167	57	110	192.98%

Net interest income	12,648	10,105	2,543	25.17%	34,830	30,399	4,431	14.58%
Provision for loan losses	214	61	153	250.82%	524	131	393	300.00%
Noninterest income	4,039	2,405	1,634	67.94%	10,373	7,163	3,210	44.81%
Noninterest expense	13,358	9,078	4,280	47.15%	35,397	26,215	9,182	35.03%

Income before income taxes	3,115	3,371	(256)	-7.59%	9,282	11,216	(1,934)	-17.24%
Income taxes	597	676	(79)	-11.69%	1,827	2,264	(437)	-19.30%

Net income	$2,518	$2,695	$(177)	-6.57%	$7,455	$8,952	$(1,497)	-16.72%

Net income available to common shareholders:
Basic	$0.27	$0.32	$(0.05)	-15.63%	$0.83	$1.06	$(0.23)	-21.70%
Diluted	$0.27	$0.32	$(0.05)	-15.63%	$0.83	$1.04	$(0.21)	-20.19%
Return on average assets	0.67%	0.91%	-0.24%	-26.37%	0.72%	1.00%	-0.28%	-28.00%
Return on average total equity	7.86%	12.10%	-4.24%	-35.04%	8.82%	13.37%	-4.55%	-34.03%

Details of the changes in the various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 77.05 percent of total revenue for nine months ended September 30, 2019 and 80.93 percent for the same period a year ago.

Net interest margin is the taxable-equivalent net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. The Company’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, is currently 5.00 percent. The rate has decreased two times during the three quarters of 2019 and increased four times in 2018. The federal funds rate moved similarly to the prime rate with interest rates currently at 2.00 percent. We expect at least one additional rate decrease in 2019.

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

Part I (Continued)

Item 2 (Continued)

Rate/Volume Analysis

The rate/volume analysis presented hereafter illustrates the change from September 30, 2018 to September 30, 2019 for each component of the taxable equivalent net interest income separated into the amount generated through volume changes and the amount generated by changes in the yields/rates.

	Changes from September 30, 2018 to September 30, 2019
($ in thousands)	Volume	Rate	Total

Interest Income
Loans, Net-taxable	$3,973	$2,432	$6,405

Loans Held for Sale	92	-	92

Investment Securities
Taxable	558	546	1,104
Tax-exempt	(3)	9	6
Total Investment Securities	555	555	1,110

Interest-Bearing Deposits in other Banks	292	265	557

Federal Funds Sold	60	-	60

Other Interest - Earning Assets	-	16	16
Total Interest Income	4,972	3,268	8,240

Interest Expense
Interest-Bearing Demand and Savings Deposits	330	933	1,263
Time Deposits	270	1,871	2,141
Subordinated Debentures	-	86	86
Other Borrowed Money	40	172	212
Federal Funds Purchased	(3)	-	(3)

Total Interest Expense	637	3,062	3,699
Net Interest Income	$4,335	$206	$4,541

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

The Company maintains about 24.24 percent of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years. The liabilities to fund assets are primarily in short term certificate of deposits that mature within one year. The net interest margin remained unchanged at 3.56 percent for the nine months ended September 30, 2019 compared to 3.56 percent for the same period a year ago. We anticipate the net interest margin to be impacted from the competitive environment.

Taxable-equivalent net interest income for the nine months ended September 30, 2019 increased by $4.54 million, or 14.91 percent compared to the same period a year ago. The average volume of earning assets during nine months ended September 30, 2019 increased $171.52 million compared to the same period a year ago. Growth in average earning assets during 2019 was primarily in loans, investments and interest-bearing deposits in other Banks. These increases mostly stem from the acquisition of LBC Bancshares, Inc. that occurred in the second quarter of 2019.

The average volume of loans increased $101.27 million for the nine months ended September 30, 2019 compared to the same period a year ago. The average yield on loans increased 37 basis points for the nine months ended September 30, 2019 compared to the same period a year ago. The average volume of investment securities increased $33.53 million for the nine months ended September 30, 2019 compared to the same year ago period, while the average yield on investment securities increased 20 basis points for the same period comparison. The average volume of deposits increased $168.09 million for the nine months ended September 30, 2019 compared to the same period a year ago, with interest-bearing deposits increasing $129.16 million for the nine months ended September 30, 2019.

Accordingly, the ratio of average interest-bearing deposits to total average deposits was 82.48 percent for the nine months ended September 30, 2019 compared to 83.41 percent in the same period a year ago. This deposit mix, combined with a general increase in market rates, had the effect of increasing the average cost of total deposits by 30 basis points in nine months ended September 30, 2019 compared to the same period a year ago.

The Company’s net interest spread, which represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities, was 3.33 percent in nine months ended September 30, 2019 compared to 3.41 percent in the same period a year ago. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment.

Part I (Continued)

Item 2 (Continued)

AVERAGE BALANCE SHEETS	Nine Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2018
	Average	Income/	Yields/	Average	Income/	Yields/
($ in thousands)	Balances	Expense	Rates	Balances	Expense	Rates
Assets
Interest-Earning Assets
Loans, Net of Unearned Interest and fees
Taxable (1)	$868,285	$36,499	5.60%	$767,017	$30,094	5.23%
Loans Held for Sale	3,072	92	3.99%	-	-	0.00%
Investment Securities
Taxable	381,201	6,867	2.40%	347,548	5,763	2.21%
Tax-Exempt (2)	1,939	50	3.44%	2,066	44	2.84%
Total Investment Securities	383,140	6,917	2.41%	349,614	5,807	2.21%
Interest-Bearing Deposits	50,236	749	1.99%	19,942	192	1.28%
Federal Funds Sold	3,352	60	2.39%	-	-	-%
Interest-Bearing Other Assets	3,226	150	6.20%	3,220	134	5.55%
Total Interest-Earning Assets	$1,311,311	$44,467	4.52%	$1,139,793	$36,227	4.24%
Non-interest-Earning Assets
Cash and Cash Equivalents	13,108			13,415
Allowance for Loan Losses	(6,915)			(7,357)
Other Assets	70,568			48,125
Total Noninterest-Earning Assets	76,761			54,183
Total Assets	$1,388,072			$1,193,976
Liabilities and Stockholders' Equity
Interest-Bearing Liabilities
Interest-Bearing Deposits
Interest-Bearing Demand and Savings	$622,033	$3,234	0.69%	$532,748	$1,971	0.49%
Other Time	363,874	4,335	1.59%	323,995	2,194	0.90%
Total Interest-Bearing Deposits	985,907	7,569	1.02%	856,743	4,165	0.65%
Other Interest-Bearing Liabilities
Other Borrowed Money	52,083	1,105	2.83%	49,865	893	2.39%
Subordinated Debentures	24,229	795	4.37%	24,229	709	3.90%
Federal Funds Purchased	71	1	1.88%	240	4	2.22%
Total Other Interest-Bearing Liabilities	76,383	1,901	3.32%	74,334	1,606	2.88%
Total Interest-Bearing Liabilities	$1,062,290	$9,470	1.19%	$931,077	$5,771	0.83%
Noninterest-Bearing Liabilities and Stockholders' Equity
Demand Deposits	209,366			170,437
Other Liabilities	3,712			3,164
Stockholders' Equity	112,704			89,298
Total Noninterest-Bearing Liabilities and Stockholders' Equity	325,782			262,899
Total Liabilities and Stockholders' Equity	$1,388,072			$1,193,976

Interest Rate Spread			3.33%			3.41%
Net Interest Income		$34,997			$30,456
Net Interest Margin			3.56%			3.56%

(1)

The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable equivalent adjustments totaling $155 and $46 for nine month periods ended September 30, 2019 and 2018, respectively, are included in tax-exempt interest on loans.

(2)

Taxable-equivalent adjustments totaling $12 and $11 for nine month periods ended September 30, 2019 and 2018, respectively, are included in tax-exempt interest on investment securities. The adjustments are based on a federal tax rate of 21 percent with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

Part I (Continued)

Item 2 (Continued)

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $524 thousand in the nine months ended September 30, 2019 compared to $131 thousand in the same period a year ago. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Noninterest Income

The components of noninterest income were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
			$	%			$	%
	2019	2018	Variance	Variance	2019	2018	Variance	Variance

Service Charges on Deposit Accounts	$1,325	$1,134	$191	16.84%	$3,359	$3,266	$93	2.85%
Other Charges, Commissions and Fees	1,100	803	297	36.99%	3,110	2,414	696	28.83%
Mortgage Fee Income	1,255	176	1,079	613.07%	1,941	507	1,434	282.84%
Securities Gains	34	-	34	100.00%	99	116	(17)	-14.66%
Other	325	292	33	11.30%	1,864	860	1,004	116.74%

Total	$4,039	$2,405	$1,634	67.94%	$10,373	$7,163	$3,210	44.81%

Service Charges on Deposit Accounts. The increase is primarily attributed to overdraft fees which increased $148 thousand for the nine months ended September 30, 2019 compared to the same period in 2018.

Other Charges, Commissions and Fees. Debit card interchange fees and foreign fees increased $731 thousand for the nine months ended September 30, 2019 compared to the same period in 2018.

Mortgage Fee Income. The increase is primarily attributed to the acquisition of the PFB Mortgage division in May 2019. In addition, the Bank opened a new mortgage location in LaGrange in March 2019.

Other. The increase is primarily attributed to the gain on sale of other real estate owned. During the second quarter of 2019, the Bank realized a gain of approximately $1.00 million from the sale of several other real estate owned properties within one relationship.

Part I (Continued)

Item 2 (Continued)

Noninterest Expense

The components of noninterest expense were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
			$	%			$	%
	2019	2018	Variance	Variance	2019	2018	Variance	Variance

Salaries and Employee Benefits	$7,186	$5,110	$2,076	40.63%	$18,848	$15,032	$3,816	25.39%
Occupancy and Equipment	1,290	1,052	238	22.62%	3,459	3,077	382	12.41%
Acquisition Related Expenses	649	53	596	1124.53%	2,610	53	2,557	4824.53%
Deposit Intangible Expenses	212	9	203	2255.56%	388	27	361	1337.04%
Other	4,021	2,854	1,167	40.89%	10,092	8,026	2,066	25.74%

Total	$13,358	$9,078	$4,280	47.15%	$35,397	$26,215	$9,182	35.03%

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

Other. The increase for the nine months ended September 30, 2019 as compared to comparable periods is primarily attributable to software and data processing costs which increased by $478 thousand from $1.03 million in 2018 compared to $1.51 million in 2019. ATM expense increased by $292 thousand for the first nine months of 2019 compared to comparable periods in 2018. Legal and professional fees increased for the first nine months of 2019 by $270 thousand compared to comparable periods in 2018. Marketing expenses increased for the first nine months of 2019 by $336 thousand compared to comparable periods in 2018 due to the Bank increasing its efforts in obtaining new deposits.

Part I (Continued)

Item 2 (Continued)

Investment Portfolio

The following table presents carrying values of investment securities held by the Company for the periods indicated.

	September 30,	December 31,
	2019	2018

Mortgage-Backed Securities	$362,311	$346,205
U.S Treasury	149	-
State, County & Municipal	3,579	3,989
Corporate Bonds	2,830	2,872

Total Investment Securities	$368,869	$353,066

The following table represents expected maturities and weighted-average yields of investment securities held by the Company as of September 30, 2019. (Mortgage-backed securities are based on the average life at the projected speed, while State and Political Subdivisions reflect anticipated calls being exercised.)

			After 1 Year But		After 5 Years But
	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Mortgage-Backed Securities	$29,974	2.67%	$218,288	2.09%	$91,599	2.71%	$22,450	2.72%
U.S Treasury	149	2.03	-	-	-	-	-	-
State, County & Municipal	1,166	2.80	2,128	2.53	-	-	285	4.03
Corporate Bonds	2,013	4.03	817	3.12	-	-	-	-

Total Investment Portfolio	$33,302	2.75%	$221,233	2.09%	$91,599	2.71%	$22,735	2.73%

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

At September 30, 2019, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10 percent of the Company’s stockholders’ equity.

The average yield of the securities portfolio was 2.41 percent for the nine months ended September 30, 2019 compared to 2.21 percent for the same period in 2018. The increase in the average yield from 2018 to 2019 was primarily attributed to the purchase of new securities which have a higher yield.

Part I (Continued)

Item 2 (Continued)

Loans

The following table presents the composition of the Company’s legacy loan portfolio, excluding purchased loans, as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018	$ Variance	% Variance

Commercial and Agricultural
Commercial	$52,085	$50,181	$1,904	3.79%
Agricultural	20,462	15,993	4,469	27.94%
Real Estate
Commercial Construction	64,280	46,609	17,671	37.91%
Residential Construction	15,080	12,242	2,838	23.18%
Commercial	392,681	366,792	25,889	7.06%
Residential	172,853	185,699	(12,846)	-6.92%
Farmland	71,206	62,674	8,532	13.61%
Consumer and Other
Consumer	18,071	18,423	(352)	-1.91%
Other	19,591	5,027	14,564	289.72%
Gross Loans	826,309	763,640	62,669	8.21%
Unearned Interest and Fees	(564)	(501)	(63)	12.57%
Allowance for Loan Losses	(6,591)	(7,277)	686	-9.43%
Net Loans	$819,154	$755,862	$63,292	8.37%

The following table presents the composition of the Company’s purchased loan portfolio as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018	$ Variance	% Variance

Commercial and Agricultural
Commercial	$24,147	$7,229	$16,918	234.03%
Agricultural	279	806	(527)	-65.38%
Real Estate
Commercial Construction	9,720	1,240	8,480	683.87%
Residential Construction	4,959	258	4,701	1822.09%
Commercial	58,019	6,742	51,277	760.56%
Residential	25,801	2,015	23,786	1180.45%
Farmland	3,135	35	3,100	8857.14%
Consumer and Other
Consumer	4,685	62	4,623	7456.45%
Other	1,669	-	1,669	100.00%
Gross Loans	132,414	18,387	114,027	620.15%
Unearned Interest and Fees	-	-	-	0.00%
Allowance for Loan Losses	(9)	-	(9)	-100.00%
Net Loans	$132,405	$18,387	$114,018	620.10%

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

Commercial and Agricultural. Commercial and agricultural legacy loans at September 30, 2019 increased 9.63 percent to $72.55 million from December 31, 2018 at $66.17 million. The Company’s commercial and agricultural loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Company’s loan policy guidelines.

Real Estate.  Commercial and residential construction legacy loans increased by $20.51 million, or 34.85 percent, at September 30, 2019 to $79.36 million from $58.85 million at December 31, 2018.  This increase is partially due to new commercial construction loans being financed during the year that have not been completed by the end of the quarter. Commercial real estate legacy loans increased $25.89 million, or 7.06 percent, at September 30, 2019 to $392.68 million from $366.79 million at December 31, 2018.

Other.  Other legacy loans at September 30, 2019 increased 289.72 percent to $19.59 million from $5.03 million at December 31, 2018. Other loans consist primarily of loans to local governmental authorities. The increase is attributed to the Company financing approximately $11.50 million to one local governmental authority.

Collateral Concentrations. Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions. The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk. At September 30, 2019, approximately 85 percent of the Company’s loan portfolio was concentrated in loans secured by real estate. A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector. Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.

Part I (Continued)

Item 2 (Continued)

Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table presents the maturity distribution of the Company’s loans at September 30, 2019. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate.

		Less than	One to	Three to	More than
	Total	One Year	Three Years	Five Years	Five Years

Loans with fixed interest rates	$726,236	$215,549	$291,766	$127,701	$91,220
Loans with floating interest rates	232,487	125,569	59,489	36,406	11,023

Total	$958,723	$341,118	$351,255	$164,107	$102,243

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

Nonperforming Assets and Potential Problem Loans

Nonperforming assets and accruing past due loans, including purchased credit impaired loans, as of September 30, 2019, December 31, 2018 and September 30, 2018 were as follows:

	September 30, 2019	December 31, 2018	September 30, 2018

Loans Accounted for on Nonaccrual	$10,143	$9,482	$8,136
Loans Accruing Past Due 90 Days or More	0	-	1
Other Real Estate Foreclosed	776	1,841	2,173
Total Nonperforming Assets	$10,919	$11,323	$10,310

Nonperforming Assets by Segment
Construction and Land Development	$96	$883	$925
1-4 Family Residential	3,829	3,299	2,704
Nonfarm Residential	2,123	3,821	3,544
Farmland	2,629	2,053	2,066
Commercial and Consumer	2,242	1,267	1,071
Total Nonperforming Assets	$10,919	$11,323	$10,310

Nonperforming Assets as a Percentage of:
Total Loans and Foreclosed Assets	1.14%	1.44%	1.32%
Total Assets	0.74%	0.90%	0.87%
Nonperforming Loans as a Percentage of:
Total Loans	1.06%	1.21%	1.04%

Supplemental Data:
Trouble Debt Restructured Loans
In Compliance with Modified Terms	$11,580	$14,128	$15,400
Trouble Debt Restructured Loans
Past Due 30-89 Days	-	864	-
Accruing Past Due Loans:
30-89 Days Past Due	$2,753	$8,234	$4,170
90 or More Days Past Due	-	-	1
Total Accruing Past Due Loans	$2,753	$8,234	$4,171

Allowance for Loan Losses	$6,600	$7,277	$7,155
ALLL as a Percentage of:
Total Loans	0.69%	0.93%	0.92%
Nonperforming Loans	65.07%	76.74%	87.93%

Part I (Continued)

Item 2 (Continued)

Nonperforming assets include nonaccrual loans, loans past due 90 days or more and foreclosed real estate. Nonperforming assets at September 30, 2019 decreased 3.57 percent from December 31, 2018.

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

	September 30,		December 31,
	2019		2018
	Reserve	%*	Reserve	%*

Commercial and Agricultural
Commercial	$443	8%	$370	7%
Agricultural	871	2%	248	2%

Real Estate
Commercial Construction	142	8%	115	6%
Residential Construction	33	2%	16	2%
Commercial	3,290	47%	4,549	48%
Residential	957	21%	1,181	24%
Farmland	723	8%	702	8%

Consumer and Other
Consumer	99	2%	86	2%
Other	42	2%	10	1%
	$6,600	100%	$7,277	100%

*	Percentage represents the loan balance in each category expressed as a percentage of total end of period loans.

Part I (Continued)

Item 2 (Continued)

The following table presents an analysis of the Company’s loan loss experience for the periods indicated.

	Nine Months Ended September 30,
	2019	2018

Allowance for Loan Losses at Beginning of Year	$7,277	$7,508

Charge-Offs
Commercial	266	118
Agricultural	84	123
Commercial Construction	29	-
Residential Construction	-	-
Commercial	56	258
Residential	757	124
Farmland	63	-
Consumer	432	214
Other	-	-

	$1,687	$837

Recoveries
Commercial	27	114
Agricultural	4	7
Commercial Construction	61	39
Residential Construction	-	-
Commercial	173	39
Residential	166	83
Farmland	10	11
Consumer	41	59
Other	4	1

	486	353

Net Charge-Offs	1,201	484

Provision for Loans Losses	524	131

Allowance for Loan Losses at End of Period	$6,600	$7,155

Ratio of Annualized Net Charge-Offs to Average Loans	0.18%	0.08%

Part I (Continued)

Item 2 (Continued)

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the nine month periods ended September 30, 2019 and September 30, 2018.

	September 30, 2019		September 30, 2018
	Average	Average	Average	Average
	Amount	Rate (1)	Amount	Rate (1)

Noninterest-Bearing Demand
Deposits	$209,366		$170,437
Interest-Bearing Demand and
Savings Deposits	622,033	0.69%	532,748	0.49%
Time Deposits	363,874	1.59%	323,995	0.90%

Total Deposits	$1,195,273	0.84%	$1,027,180	0.54%

(1) Average rate is an annualized rate.

Average deposits increased $168.09 million to $1.20 billion at September 30, 2019 from $1.03 billion at September 30, 2018. The increase included an increase of $38.93 million, or 22.84 percent in noninterest-bearing demand deposits while, at the same time, interest-bearing demand and savings deposits increased $89.29 million, or 16.76 percent and time deposits increased $39.88 million, or 12.31 percent primarily as a result of recent acquisitions. Accordingly the ratio of average noninterest-bearing deposits to total average deposits was 17.52 percent for nine months ended September 30, 2019 compared to 16.59 percent for nine months ended September 30, 2018. The average cost of total deposits increased 30 basis points when comparing the nine months ended September 30, 2019 compared to the same period a year ago.

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

As of September 30, 2019 and December 31, 2018, financial instruments with off-balance sheet risk were as follows:

	Contract Amount
	September 30, 2019	December 31, 2018

Loan Commitments	$150,152	$98,736
Letters of Credit	1,732	1,525

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

Other Commitments. As of September 30, 2019, an $18.00 million letter of credit issued by FHLB was used to guarantee the Bank’s performance related to public fund deposit balances.

Capital and Liquidity

At September 30, 2019, stockholders’ equity totaled $129.65 million compared to $95.69 million at December 31, 2018. As part of the acquisition with LBC Bancshares, Inc., the Company issued 1,054,029 common shares at a fair value of $18.71 million. In addition to net income of $7.46 million, other significant changes in stockholders’ equity during nine months ended September 30, 2019 included $1.98 million of dividends declared on common stock. The accumulated other comprehensive income (loss) component of stockholders’ equity totaled $1.56 million at September 30, 2019 compared to $(8.19) million at December 31, 2018. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale.

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

Using the capital requirements presently in effect, the Tier 1 ratio as of September 30, 2019 was 12.54 percent and total Tier 1 and 2 risk-based capital was 13.16 percent. Both of these measures compare favorably with the regulatory minimum to be adequately capitalized of 6 percent for Tier 1 and 8 percent for total risk-based capital. The Company’s common equity Tier 1 ratio as of September 30, 2019 was 10.31, which exceeds the regulatory minimum of 4.50 percent. The Company’s Tier 1 leverage ratio as of September 30, 2019 was 8.98 percent, which exceeds the required ratio standard of 4 percent.

As of September 30, 2019, average capital was $112.70 million, representing 8.12 percent of average assets for the year. This compares to 7.48 percent for September 2018.

The Company reinstated common stock dividends in the first quarter of 2017. The Company paid $0.05 per share of common stock in each of the quarters of 2018. The Company paid $0.075 per share of common stock in the first three quarters of 2019.

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

The investment portfolio provides a ready means to raise cash if liquidity needs arise. As of September 30, 2019, the available for sale bond portfolio totaled $368.87 million. At December 31, 2018, the available for sale bond portfolio totaled $353.07 million. Only marketable investment grade bonds are purchased. Although a good portion of the banks’ bond portfolios are encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for a sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it primarily determines the Company’s liquidity posture. The Company had ratios of loans to deposits of 76.62 percent as of September 30, 2019 and 72.07 percent at December 31, 2018. Management employs alternative funding sources when deposit balances will not meet loan demands. The ratios of loans to all funding sources (excluding Subordinated Debentures) at September 30, 2019 and December 31, 2018 were 72.74 percent and 69.26 percent, respectively.

Part I (Continued)

Item 2 (Continued)

Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources. The stability of the banks’ core deposit base is an important factor in Colony’s liquidity position. A heavy percentage of the deposit base is comprised of accounts of individuals and small businesses with comprehensive banking relationships and limited volatility. At September 30, 2019 and December 31, 2018, the Company had $65.76 million and $53.88 million in certificates of deposit of $250,000 or more. These larger deposits represented 5.26 percent and 4.97 percent of respective total deposits. Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed. Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

The Company supplemented deposit sources with reciprocal deposits. As of September 30, 2019, the Company had $94.87 million, or 7.58 percent of total deposits, in ICS deposits and CDARS deposits. Due to changes in regulatory rules with reciprocal deposits, all of the Company’s reciprocal deposits were excluded from being treated as brokered deposits at September 30, 2019. Additional information is provided in the Notes to the Consolidated Financial Statements regarding these reciprocal deposits. Additionally, the Company uses external deposit listing services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed. These deposits obtained from listing services are often referred to as wholesale or internet CDs. As of September 30, 2019, the Company had $6.00 million, or 0.48 percent of total deposits, in internet certificates of deposit obtained through deposit listing services.

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

Part I (Continued)

Item 2 (Continued)

Return on Assets and Stockholders’ Equity

The following table presents selected financial ratios for each of the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Return on Average Assets (1)	0.67%	0.91%	0.72%	1.00%

Return on Average Total Equity (1)	7.86%	12.10%	8.82%	13.37%

Average Total Equity to Average Assets	8.59%	7.48%	8.12%	7.48%

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

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None

ITEM 1A – RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2 – UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no shares of the Company’s common stock sold during the three-month period ended September 30, 2019.

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

99.1 Amendment to the Company’s Bylaws

-filed as Exhibit 99.1 to the Registrant’s 10-Q for the period ended June 30, 2019 (File No. 000-12436), filed with the Commission on July 30, 2019 and incorporated herein by reference.

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

Colony Bankcorp, Inc.

/s/ T. Heath Fountain
Date: November 7, 2019	T. Heath Fountain
President/Director/Chief Executive Officer

/s/ Tracie Youngblood
Date: November 7, 2019	Tracie Youngblood
Executive Vice-President/Director/Chief Financial Officer