Form 10-Q
period 2020-03-31
COLONY BANKCORP INC
filed 2020-05-15
CIK 711669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-12436
COLONY BANKCORP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Georgia	58-1492391
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
115 South Grant Street, Fitzgerald, Georgia 31750
(Address of principal executive offices) (Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with the new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 14, 2020, the registrant had 9,498,783 shares of common stock, $1.00 par value per share, issued and outstanding.

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2020 AND DECEMBER 31, 2019
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	March 31, 2020	December 31, 2019
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$20,616	$15,570
Interest-bearing deposits in banks	75,211	88,522
Cash and cash equivalents	95,827	104,092
Investment securities available for sale, at fair value	333,085	347,332
Other investments, at cost	3,891	4,288
Loans held for sale	11,022	10,076
Loans	989,026	968,814
Allowance for loan losses	(8,384)	(6,863)
Loans, net	980,642	961,951
Premises and equipment	32,515	32,482
Other real estate	847	1,320
Goodwill	16,477	16,477
Other intangible assets	2,883	3,056
Bank-owned life insurance	21,785	21,629
Other assets	11,074	12,610
Total assets	$1,510,048	$1,515,313

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits
Noninterest-bearing	$235,269	$232,635
Interest-bearing	1,057,807	1,061,107
Total deposits	1,293,076	1,293,742

Subordinated debentures	24,229	24,229
Other borrowings	51,063	61,563
Other liabilities	5,608	5,273
Total liabilities	1,373,976	1,384,807

Stockholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized, none issued or outstanding as of March 31, 2020 and December 31, 2019, respectively	—	—
Common stock, par value $1.00 per share; 20,000,000 shares authorized, 9,498,783 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	9,499	9,499
Paid in capital	43,675	43,667
Retained earnings	77,631	76,978
Accumulated other comprehensive income, net of tax	5,267	362
Total stockholders' equity	136,072	130,506
Total liabilities and stockholders' equity	$1,510,048	$1,515,313
The accompanying notes are an integral part of these statements.

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended
	March 31, 2020	March 31, 2019
Interest Income
Loans, including fees	$13,290	$10,470
Investment securities	1,994	2,261
Deposits with other banks and short term investments	284	282
Total interest income	15,568	13,013

Interest expense
Deposits	2,218	2,122
Federal Home Loan Bank Advances	257	260
Other borrowings	389	274
Total interest expense	2,864	2,656
Net interest income	12,704	10,357
Provision for loan losses	1,956	131
Net interest income after provision for loan losses	10,748	10,226

Noninterest income
Service charges on deposits	1,304	964
Other service charges, commissions and fees	1,263	900
Mortgage fee income	1,262	143
Gain on sale of SBA loans	210	—
Gain on sale of securities	293	—
Other	229	327
Total noninterest income	4,561	2,334

Noninterest Expenses
Salaries and employee benefits	7,498	5,371
Occupancy and equipment	1,318	1,025
Acquisition related expenses	287	128
Other	4,275	2,502
Total noninterest expense	13,378	9,026

Income before income taxes	1,931	3,534
Income taxes	328	699
Net income	$1,603	$2,835

Net income per share of common stock
Basic	$0.17	$0.34
Diluted	$0.17	$0.34
Cash dividends paid per share of common stock	$0.10	$0.08
Weighted average basic shares outstanding	9,498,783	8,440,357
Weighted average diluted shares outstanding	9,498,783	8,440,357
 The accompanying notes are an integral part of these statements.

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended
	March 31, 2020	March 31, 2019
Net income	$1,603	$2,835

Other comprehensive income:

Unrealized gains on securities arising during the period	6,501	4,004
Tax effect	(1,365)	(841)
Realized (gains) on sale of available for sale securities	(293)	—
Tax effect	62	—
Change in unrealized gains on securities available for sale, net of reclassification adjustment and tax effects	4,905	3,163

Comprehensive income	$6,508	$5,998
The accompanying notes are an integral part of these statements.

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Three Months Ended	Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2019	$9,499	$9,499	$43,667	$76,978	$362	$130,506
Change in net unrealized gains on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	4,905	4,905
Dividends on common shares ($0.075 per share)	—	—	—	(950)	—	(950)
Stock-based compensation expense	—	—	8	—	—	8
Net income	—	—	—	1,603	—	1,603
Balance, March 31, 2020	$9,499	$9,499	$43,675	$77,631	$5,267	$136,072

Balance, December 31, 2018	$8,445	$8,445	$25,978	$69,459	$(8,190)	$95,692
Change in net unrealized gains on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	3,163	3,163
Dividends on common shares ($0.10 per share)	—	—	—	(633)	—	(633)
Stock-based compensation expense	—	—	9	—	—	9
Net income	—	—	—	2,835	—	2,835
Balance, March 31, 2019	$8,445	$8,445	$25,987	$71,661	$(5,027)	$101,066
The accompanying notes are an integral part of these statements.

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended
	March 31, 2020	March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,603	$2,835
Adjustments to reconcile net income to net cash
Provided by operating activities:
Provision for loan losses	1,956	131
Depreciation, amortization, and accretion	140	686
Share-based compensation expense	8	9
Gain on sale of securities	(293)	—
Gain on sale of SBA loans	(210)	—
Loss on sale of other real estate	125	5
Loss (gain)on sale of premises & equipment	18	(2)
Originations of loans held for sale	(30,093)	—
Proceeds from sales of loans held for sale	29,357	—
Change in bank-owned life insurance	(156)	414
Change in other assets	525	834
Change in other liabilities	335	272
Net cash provided by operating activities	3,315	5,184

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale	(14,454)	(14,119)
Proceeds from maturities, calls, and paydowns of investment securities available for sale	20,022	13,065
Proceeds from sale of investment securities	15,314	—
Net loans	(20,932)	1,085
Purchase of premises and equipment	(649)	(1,152)
Proceeds from sale of other real estate	813	351
Redemption (purchase of) Federal Home Loan Bank Stock	397	195
Proceeds from sale of premises and equipment	25	22
Net cash (used in) provided by investing activities	536	(553)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in noninterest-bearing customer deposits	2,634	6,637
(Decrease) increase in interest-bearing customer deposits	(3,300)	19,915
Dividends paid for common stock	(950)	(633)
Payments on Federal Home Loan Bank Advances	(24,500)	(5,000)
Proceeds from Federal Home Loan Bank Advances	14,000	—
Net cash (used in) provided by financing activities	(12,116)	20,919
Net (decrease) increase in cash and cash equivalents	(8,265)	25,550
Cash and cash equivalents at beginning of period	104,092	60,155
Cash and cash equivalents at end of period	$95,827	$85,705
The accompanying notes are an integral part of these statements.

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended
	March 31, 2020	March 31, 2019
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$5,857	$5,772
Cash paid during the period for income taxes	—	2,220
NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of real estate through foreclosure	465	756
The accompanying notes are an integral part of these statements.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(1) Summary of Significant Accounting Policies
Presentation
Colony Bankcorp, Inc. (the “Company”) is a bank holding company located in Fitzgerald, Georgia. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Colony Bank, Fitzgerald, Georgia (the “Bank”). The “Company” or “our,” as used herein, includes Colony Bank.
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
The consolidated financial statements in this report are unaudited, except for the December 31, 2019 consolidated balance sheet. All adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements, have been included and fairly and accurately present the financial position, results of operations and cash flows of the Company. All significant intercompany accounts have been eliminated in consolidation.
The accounting and reporting policies of the Company conform to generally accepted accounting principles and practices utilized in the commercial banking industry for interim financial information and Regulation S-X. Accordingly, they do not include all of the information or notes required for complete financial statements.
The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results which may be expected for the year ending December 31, 2020. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2019 in the Company's 2019 10-K.
The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2019, which are included in the Company’s 2019 Form 10-K. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.
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
Reclassifications
In certain instances, amounts reported in prior years’ consolidated financial statements have been reclassified to conform to statement presentations selected for 2020. Such reclassifications have not materially affected previously reported stockholders’ equity or net income.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Concentrations of Credit Risk
Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions. The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk. At March 31, 2020, approximately 86% of the Company’s loan portfolio was concentrated in loans secured by real estate. A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector. Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
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
Changes in Accounting Principles and Effects of New Accounting Pronouncements
ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). This ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supported forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. On October 16, 2019, FASB voted to extend the delay of the effective date of this ASU for smaller reporting companies, such as the Company, until fiscal years beginning after December 15, 2022. The Company is currently assessing the impact of the adoption of this ASU on its consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This update removes several exceptions related to intraperiod tax allocation when there is a loss from continuing operations and income from other items, foreign subsidiaries becoming equity method investments and vice versa, and calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The guidance also amends requirements related to franchise tax that is partially based on income, a step up in the tax basis of goodwill, allocation of consolidated tax expense to a legal entity not subject to tax in its separate financial statements, the effects of enacted changes in tax laws and other minor codification improvements regarding employee stock ownership plans and investments in qualified affordable housing projects. For public entities, this guidance is effective for fiscal years beginning after December 15, 2020. The Company does not expect the new guidance to have a material impact on the consolidated financial statements.
In January 2020, the FASB issued ASU No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force). This update clarifies whether an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative and how to account for certain forward contracts and purchased options to purchase securities. For public entities, this guidance is effective for fiscal years beginning after December 15, 2020. The Company does not expect the new guidance to have a material impact on the consolidated financial statements.
In March 2020, the FAS issued ASU No. 2020-04 "Reference Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04"). ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of ) reference rate reform on financial reporting. The amendments are effective for the Company as of March 12, 2020 through December 31, 2022. The Company does not believe this standard will have a material impact on its consolidated financial statements.
Operating, Accounting and Reporting Considerations Related to COVID-19
The COVID-19 pandemic has negatively impacted the global economy, including the Company’s primary metropolitan markets. In response to this crisis, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed by Congress and signed into law on March 27, 2020. The CARES Act provides an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the economy by supporting individuals and businesses through loans, grants, tax changes, and other types of relief. Some of the provisions applicable to the Company include, but are not limited to:

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
•Accounting for Loan Modifications - The CARES Act provides that financial institutions may elect to suspend (1) the requirements under GAAP for certain loan modifications that would otherwise by categorized as a troubled debt restructure (“TDR”) and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes.
•Pay Protection Program - The CARES Act established the Paycheck Protection Program (“PPP”), an expansion of the Small Business Administration’s 7(a) loan program and the Economic Injury Disaster Loan Program (“EIDL”), administered directly by the SBA.
Also in response to the COVID-19 pandemic, the Board of Governors of the Federal Reserve System (“FRB”), the Federal Deposit Insurance Corporation (“FDIC”), the National Credit Union Administration (“NCUA”), the Office of the Comptroller of the Currency (“OCC”), and the Consumer Financial Protection Bureau (“CFPB”), in consultation with the state financial regulators (collectively, the “agencies”) issued a joint interagency statement (issued March 22, 2020; revised statement issued April 7, 2020). Some of the provisions applicable to the Company include, but are not limited to:
•Accounting for Loan Modifications - Loan modifications that do not meet the conditions of the CARES Act may still qualify as a modification that does not need to be accounted for as a TDR. The agencies confirmed with FASB staff that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. This includes short-term (e.g., three months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or insignificant delays in payment, as long as such modifications are (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (a) 60 days after the date of termination of the national emergency declaration or (b) December 31, 2020.
•Past Due Reporting - With regard to loans not otherwise reportable as past due, financial institutions are not expected to designate loans with deferrals granted due to COVID-19 as past due because of the deferral. A loan’s payment date is governed by the due date stipulated in the legal agreement. If a financial institution agrees to a payment deferral, these loans would not be considered past due reporting during the period of the deferral.
•Nonaccrual Status and Charge-offs - During short-term COVID-19 modifications, these loans generally should not be reported as nonaccrual or as classified.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(2) Business Acquisitions
Acquisition of LBC Bancshares, Inc.
On May 1, 2019, the Company completed its acquisition of LBC Bancshares, Inc. (“LBC”), a bank holding company headquartered in LaGrange, Georgia. Upon consummation of the acquisition, LBC was merged with and into the Company, with Colony as the surviving entity in the merger. At that time, LBC’s wholly owned bank subsidiary, Calumet Bank, was also merged with and into the Bank. The acquisition expanded the Company’s market presence, as Calumet Bank had two full-service banking locations, one each in LaGrange, Georgia and Columbus, Georgia, as well as a loan production office in Atlanta, Georgia. Under the terms of the Agreement and Plan of Merger, each LBC shareholder had the option to receive either $23.50 in cash or 1.3239 shares of the Company’s common stock in exchange for each share of LBC common stock, subject to customary proration and allocation procedures such that 55% of LBC shares received the stock consideration and 45% received the cash consideration, with at least 50% of the merger consideration paid in the Company's common stock. As a result, the Company issued 1,053,875 common shares at a fair value of $18.7 million and paid $15.3 million in cash to the former shareholders of LBC as merger consideration.
The merger was effected by the issuance of shares of the Company’s common stock along with cash consideration to shareholders to LBC. The assets and liabilities of LBC as of the effective date of the merger were recorded at their respective estimated fair values and combined with those of the Company. The excess of the purchase price over the net estimated fair values of the acquired assets and liabilities was allocated to identifiable intangible assets with the remaining excess allocated to goodwill. Goodwill of $15.7 million was recorded as part of the LBC acquisition and is not expected to be deductible for income tax purposes.
The following table presents the assets acquired and liabilities assumed of LBC as of May 1, 2019, and their fair value estimates. The fair value estimates were subject to refinement for up to one year after the closing date of the acquisition for new information obtained about facts and circumstances that existed at the acquisition date. The Company continues its evaluation of the facts and circumstances available as of May 1, 2019, to assign fair values to assets acquired and liabilities assumed, which could result in further adjustments to the fair values presented below.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Purchase price consideration (dollars in thousands):
Shares of CBAN common stock issued to LBC shareholders as of May 1, 2019	1,053,875
Market price of CBAN common stock on May 1, 2019	$17.75
Estimated fair value of CBAN common stock issued	18,706
Cash consideration paid	15,315
Total consideration	$34,021

Assets acquired at fair value:
Cash and cash equivalents	$15,678
Investments securities available for sale	49,172
Investments securities held to maturity	1,766
Restricted investments	479
Loans	130,568
Premises and equipment	3,009
Core deposit intangible	3,100
Other real estate	243
Prepaid and other assets	6,143
Total fair value of assets acquired	$210,158

Liabilities assumed at fair value:
Deposits	$(189,896)
FHLB advances	(1,000)
Payables and other liabilities	(975)
Total fair value of liabilities assumed	$(191,871)

Net assets acquired at fair value:	$18,287

Amount of goodwill resulting from acquisition	$15,734
In the acquisition, the Company purchased $130.6 million of loans at fair value, net of $2.2 million, or 1.63%, estimated discount to the outstanding principal balance. Of the total loans acquired, management identified $176,000 that were considered to be credit impaired and are accounted for under ASC Topic 310-30. The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and fair value of the loans as of the acquisition date for purchased credit impaired loans. Contractually required principal and interest payments have been adjusted for estimated prepayments.

(dollars in thousands)
Contractually required principal and interest	$695
Non-accretable difference	(519)
Cash Flows expected to be collected	176
Accretable yield	—
Total purchased credit-impaired loans acquired	$176

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table presents the acquired loan data for the LBC acquisition.

(dollars in thousands)	Fair Value of Acquired Loans at Acquisition Date	Gross Contractual Amounts Receivable at Acquisition Date	Estimate at Acquisition Date of Contractual Cash Flows Not Expected to be Collected
Acquired receivables subject to ASC 310-30	$176	$695	$519
Acquired receivables not subject to ASC 310-30	130,392	132,381	—
Acquisition of PFB Mortgage from Planters First Bank
On May 1, 2019, the Bank completed its acquisition of PFB Mortgage, the secondary market mortgage business of Planters First Bank for a total cash consideration of $833,000.The assets acquired included premises and equipment as well as all pipeline loans. The assets acquired were recorded at their respective estimated fair values as of the effective date of the transaction. The excess of the purchase price over fair value of net assets acquired was allocated to goodwill.
The following table presents the assets acquired as of May 1, 2019, and their fair value estimates. The fair value estimates were subject to refinement for up to one year after the closing date of the acquisition for new information obtained about facts and circumstances that existed at the acquisition date. The Company continues its evaluation of the facts and circumstances available as of May 1, 2019, to assign fair values to assets acquired and liabilities assumed, which could result in further adjustments to the fair values presented below.

Purchase price consideration (dollars in thousands):
Cash consideration paid	$833
Total consideration	$833

Assets acquired at fair value:
Premises and equipment	$78
Premium on loan commitments	209
Other assets	5
Total fair value of assets acquired	$292

Liabilities assumed at fair value:
Total fair value of liabilities assumed	$—

Net assets acquired at fair value:	$292

Amount of goodwill resulting from acquisition	$541

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(3) Investment Securities
The amortized cost and estimated fair value of securities available for sale along with gross unrealized gains and losses are summarized as follows:

(dollars in thousands)
March 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
State, county & municipal securities	$6,296	$135	$(21)	$6,410
Corporate debt securities	2,007	10	—	2,017
Mortgage-backed securities	318,115	7,933	(1,390)	324,658
	$326,418	$8,078	$(1,411)	$333,085

(dollars in thousands)
December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
State, county & municipal securities	$5,133	$36	$(54)	$5,115
Corporate debt securities	2,811	11	(16)	2,806
Mortgage-backed securities	338,930	2,669	(2,188)	339,411
	$346,874	$2,716	$(2,258)	$347,332
The amortized cost and fair value of investment securities as of March 31, 2020, by contractual maturity, are shown hereafter. Expected maturities may differ from contractual maturities for certain investments because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This is often the case with mortgage-backed securities, which are disclosed separately in the table below.

	Securities Available for Sale
(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$145	$147
Due after one year through five years	3,633	3,640
Due after five years through ten years	723	761
Due after ten years	3,802	3,879
	$8,303	$8,427

Mortgage-backed securities	318,115	324,658
	$326,418	$333,085
Proceeds from the sale of investment securities totaled $15.3 million for the three months ended March 31, 2020. The sale of investment securities for the three months ended March 31, 2020 resulted in gross realized gains of $355,000 and losses of $62,000. The Bank did not sell any investment securities during the first three months of 2019.
Investment securities having a carrying value approximating $118.1 million and $122.3 million were pledged to secure public deposits and for other purposes as of March 31, 2020 and December 31, 2019, respectively.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Information pertaining to securities with gross unrealized losses at March 31, 2020 and December 31, 2019 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2020
State, county & municipal securities	$1,352	$(21)	$—	$—	$1,352	$(21)
Corporate debt securities	—	—	—	—	—	—
Mortgage-backed securities	17,829	(349)	18,403	(1,041)	36,232	(1,390)
	$19,181	$(370)	$18,403	$(1,041)	$37,584	$(1,411)

December 31, 2019
State, county & municipal securities	$3,257	$(54)	$—	$—	$3,257	$(54)
Corporate debt securities	—	—	784	(16)	784	(16)
Mortgage-backed securities	60,860	(277)	119,110	(1,911)	179,970	(2,188)
	$64,117	$(331)	$119,894	$(1,927)	$184,011	$(2,258)
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
At March 31, 2020, twenty-two securities have unrealized losses. These securities are guaranteed by either the U.S. Government, other governments or U.S. corporations. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary.
(4) Loans
The following table presents the composition of loans segregated by legacy and purchased loans and by class of loans, as of March 31, 2020 and December 31, 2019. Purchased loans are defined as loans that were acquired in bank acquisitions.

	March 31, 2020
(dollars in thousands)	Legacy Loans	Purchased Loans	Total
Construction, land and land development	$86,268	$47,769	$134,037
Other commercial real estate	466,761	57,723	524,484
Total commercial real estate	553,029	105,492	658,521
Residential real estate	169,199	21,770	190,969
Commercial, financial, & agricultural	99,121	17,665	116,786
Consumer and other	19,303	3,447	22,750
Total Loans	$840,652	$148,374	$989,026

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2019
(dollars in thousands)	Legacy Loans	Purchased Loans	Total
Construction, land and land development	$83,036	$13,061	$96,097
Other commercial real estate	481,943	58,296	540,239
Total commercial real estate	564,979	71,357	636,336
Residential real estate	171,341	23,455	194,796
Commercial, financial, & agricultural	91,535	22,825	114,360
Consumer and other	19,245	4,077	23,322
Total Loans	$847,100	$121,714	$968,814
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
Credit Quality Indicators. As part of the ongoing monitoring of the credit quality of the loan portfolio, management tracks certain credit quality indicators including trends related to (1) the risk grade assigned to commercial and consumer loans, (2) the level of classified commercial loans, (3) net charge-offs, (4) nonperforming loans, and (5) the general economic conditions in the Company’s geographic markets.
The Company uses a risk grading matrix to assign a risk grade to each of its loans. Loans are graded on a scale of 1 to 8. A description of the general characteristics of the grades is as follows:
•Grades 1 and 2 – Borrowers with these assigned grades range in risk from virtual absence of risk to minimal risk. Such loans may be secured by Company-issued and controlled certificates of deposit or properly margined equity securities or bonds. Other loans comprising these grades are made to companies that have been in existence for a long period of time with many years of consecutive profits and strong equity, good liquidity, excellent debt service ability and unblemished past performance, or to exceptionally strong individuals with collateral of unquestioned value that fully secures the loans. Loans in this category fall into the “pass” classification.
•Grades 3 and 4 – Loans assigned these “pass” risk grades are made to borrowers with acceptable credit quality and risk. The risk ranges from loans with no significant weaknesses in repayment capacity and collateral protection to acceptable loans with one or more risk factors considered to be more than average.
•Grade 5 – This grade includes “special mention” loans on management’s watch list and is intended to be used on a temporary basis for pass grade loans where risk-modifying action is intended in the short-term.
•Grade 6 – This grade includes “substandard” loans in accordance with regulatory guidelines. This category includes borrowers with well-defined weaknesses that jeopardize the payment of the debt in accordance with the agreed terms. Loans considered to be impaired are assigned this grade, and these loans often have assigned loss allocations as part of the allowance for loan and lease losses. Generally, loans on which interest accrual has been stopped would be included in this grade.
•Grades 7 and 8 – These grades correspond to regulatory classification definitions of “doubtful” and “loss,” respectively. In practice, any loan with these grades would be for a very short period of time, and generally the Company has no loans with these assigned grades. Management manages the Company’s problem loans in such a way that uncollectible loans or uncollectible portions of loans are charged off immediately with any residual, collectible amounts assigned a risk grade of 6.
The following table presents the loan portfolio, excluding purchased loans, by credit quality indicator (risk grade) as of March 31, 2020 and December 31, 2019. Those loans with a risk grade of 1, 2, 3 or 4 have been combined in the pass column

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
for presentation purposes. For the period ending March 31, 2020 and December 31, 2019, the Company did not have any loans classified as “doubtful” or a “loss”.

(dollars in thousands)	Pass	Special Mention	Substandard	Total Loans
March 31, 2020
Construction, land and land development	$85,515	$431	$322	$86,268
Other commercial real estate	445,603	11,123	10,035	466,761
Total commercial real estate	531,118	11,554	10,357	553,029
Residential real estate	157,935	4,496	6,768	169,199
Commercial, financial, & agricultural	94,465	1,713	2,943	99,121
Consumer and other	18,927	178	198	19,303
Total Loans	$802,445	$17,941	$20,266	$840,652

(dollars in thousands)
December 31, 2019
Construction, land and land development	$82,322	$445	$269	$83,036
Other commercial real estate	459,064	13,438	9,441	481,943
Total commercial real estate	541,386	13,883	9,710	564,979
Residential real estate	159,194	4,632	7,515	171,341
Commercial, financial, & agricultural	86,558	1,973	3,004	91,535
Consumer and other	18,883	148	214	19,245
Total Loans	$806,021	$34,519	$20,443	$847,100
The following table presents the purchased loan portfolio by credit quality indicator (risk grade) as of March 31, 2020 and December 31, 2019. Those loans with a risk grade of 1, 2, 3 or 4 have been combined in the pass column for presentation purposes. For the period ending March 31, 2020, the Company did not have any loans classified as “doubtful” or a “loss”.

(dollars in thousands)	Pass	Special Mention	Substandard	Total Loans
March 31, 2020
Construction, land and land development	$45,953	$1,698	$118	$47,769
Other commercial real estate	54,900	579	2,244	57,723
Total commercial real estate	100,853	2,277	2,362	105,492
Residential real estate	21,348	307	115	21,770
Commercial, financial, & agricultural	14,525	2,981	159	17,665
Consumer and other	3,256	—	191	3,447
Total Loans	$139,982	$5,565	$2,827	$148,374

December 31, 2019
Construction, land and land development	$12,996	$—	$65	$13,061
Other commercial real estate	57,881	381	34	58,296
Total commercial real estate	70,877	381	99	71,357
Residential real estate	23,097	249	109	23,455
Commercial, financial, & agricultural	19,443	2,949	433	22,825
Consumer and other	4,077	—	—	4,077
Total Loans	$117,494	$3,579	$641	$121,714

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
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
The following table represents an age analysis of past due loans and nonaccrual loans for legacy loans, segregated by class of loans, excluding purchased loans as of March 31, 2020 and December 31, 2019:

	Accruing Loans
(dollars in thousands)	30-89 Days Past Due	90 Days or More Past Due	Total Accruing Loans Past Due	Nonaccrual Loans	Current Loans	Total Loans
March 31, 2020
Construction, land and land development	$293	$—	$293	$81	$85,894	$86,268
Other commercial real estate	1,390	—	1,390	3,805	461,566	466,761
Total commercial real estate	1,683	—	1,683	3,886	547,460	553,029
Residential real estate	1,635	—	1,635	3,336	164,228	169,199
Commercial, financial, & agricultural	531	—	531	2,779	95,811	99,121
Consumer and other	113	—	113	129	19,061	19,303
Total Loans	$3,962	$—	$3,962	$10,130	$826,560	$840,652

December 31, 2019

Construction, land and land development	$50	$—	$50	$32	$82,954	$83,036
Other commercial real estate	335	—	335	3,738	477,870	481,943
Total commercial real estate	385	—	385	3,770	560,824	564,979
Residential real estate	1,296	—	1,296	3,643	166,402	171,341
Commercial, financial, & agricultural	212	—	212	1,628	89,695	91,535
Consumer and other	21	—	21	138	19,086	19,245
Total Loans	$1,914	$—	$1,914	$9,179	$836,007	$847,100

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table represents an age analysis of past due loans and nonaccrual loans, segregated by class of loans, for purchased loans as of March 31, 2020 and December 31, 2019:

	Accruing Loans
(dollars in thousands)	30-89 Days Past Due	90 Days or More Past Due	Total Accruing Loans Past Due	Nonaccrual Loans	Current Loans	Total Loans
March 31, 2020
Construction, land and land development	$679	$—	$679	$—	$47,090	$47,769
Other commercial real estate	—	—	—	—	57,723	57,723
Total commercial real estate	679	—	679	—	104,813	105,492
Residential real estate	—	—	—	—	21,770	21,770
Commercial, financial, & agricultural	—	—	—	—	17,665	17,665
Consumer and other	4	—	4	—	3,443	3,447
Total Loans	$683	$—	$683	$—	$147,691	$148,374

December 31, 2019

Construction, land and land development	$—	$—	$—	$—	$13,061	$13,061
Other commercial real estate	83	—	83	—	58,213	58,296
Total commercial real estate	83	—	83	—	71,274	71,357
Residential real estate	57	—	57	—	23,398	23,455
Commercial, financial, & agricultural	553	—	553	—	22,272	22,825
Consumer and other	8	—	8	—	4,069	4,077
Total Loans	$701	$—	$701	$—	$121,013	$121,714

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table details impaired loan data, including purchased credit impaired loans, as of March 31, 2020.

(dollars in thousands)
March 31, 2020	Unpaid Contractual Principal Balance	Impaired Balance	Related Allowance	Average Recorded Investment
With No Related Allowance Recorded
Construction, land and land development	$66	$66	$—	$67
Commercial real estate	13,124	12,259	—	12,357
Residential real estate	2,477	2,465	—	2,586
Commercial, financial & agriculture	381	381	—	319
Consumer & other	—	—	—	—
	16,048	15,171	—	15,329

With An Allowance Recorded
Construction, land and land development	—	—	—	—
Commercial real estate	6,336	6,336	2,077	6,358
Residential real estate	525	525	99	641
Commercial, financial & agriculture	1,974	1,974	981	2,082
Consumer & other	—	—	—	—
	8,835	8,835	3,157	9,081

Purchased Credit Impaired Loans
Construction, land and land development	119	119	—	92
Commercial real estate	125	125	—	79
Residential real estate	18	18	12	15
Commercial, financial & agriculture	62	62	—	49
Consumer & other	191	191	88	95
	515	515	100	330
Total
Construction, land and land development	185	185	—	159
Commercial real estate	19,585	18,720	2,077	18,794
Residential real estate	3,020	3,008	111	3,242
Commercial, financial & agriculture	2,417	2,417	981	2,450
Consumer & other	191	191	88	95
	$25,398	$24,521	$3,257	$24,740

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table details impaired loan data as of December 31, 2019.

(dollars in thousands)
December 31, 2019	Unpaid Contractual Principal Balance	Impaired Balance	Related Allowance	Average Recorded Investment
With No Related Allowance Recorded
Construction, land and land development	$67	$67	$—	$168
Commercial real estate	12,455	11,639	—	13,924
Residential real estate	2,706	2,711	—	3,693
Commercial, financial & agriculture	257	257		910
Consumer & other	—	—	—	123
	15,485	14,674	—	18,818

With An Allowance Recorded
Construction, land and land development	—	—	—	80
Commercial real estate	6,379	6,385	1,939	3,898
Residential real estate	757	760	137	367
Commercial, financial & agriculture	2,189	1,989	1,073	722
Consumer & other	—	—	—	—
	9,325	9,134	3,149	5,067
Purchased Credit Impaired Loans
Construction, land and land development	65	65	—	80
Commercial real estate	34	34	—	35
Residential real estate	11	11	6	24
Commercial, financial & agriculture	37	37	—	47
Consumer & other	—	—	—	—
	147	147	6	186
Total
Construction, land and land development	132	132	—	328
Commercial real estate	18,868	18,058	1,939	17,857
Residential real estate	3,474	3,482	143	4,084
Commercial, financial & agriculture	2,483	2,283	1,073	1,679
Consumer & other	—	—	—	123
	24,957	23,955	3,155	24,071
Interest income recorded on impaired loans during the three months ended March 31, 2020 and 2019 was $50,000, and $43,000 reflects interest income recorded on nonaccrual loans prior to them being placed on nonaccrual status and interest income recorded on TDRs.
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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
meets the criteria for a TDR. Generally, the types of concessions granted to borrowers that are evaluated in determining whether a loan is classified as a TDR include:
•Interest rate reductions – Occur when the stated interest rate is reduced to a nonmarket rate or a rate the borrower would not be able to obtain elsewhere under similar circumstances.
•Amortization or maturity date changes – Result when the amortization period of the loan is extended beyond what is considered a normal amortization period for loans of similar type with similar collateral.
•Principal reductions – These are often the result of commercial real estate loan workouts where two new notes are created. The primary note is underwritten based upon our normal underwriting standards and is structured so that the projected cash flows are sufficient to repay the contractual principal and interest of the newly restructured note. The terms of the secondary note vary by situation and often involve that note being charged-off, or the principal and interest payments being deferred until after the primary note has been repaid. In situations where a portion of the note is charged-off during modification there is often no specific reserve allocated to those loans. This is due to the fact that the amount of the charge-off usually represents the excess of the original loan balance over the collateral value and the Company has determined there is no additional exposure on those loans.
As discussed in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2019, which are included in the Company’s 2019 Form 10-K, once a loan is identified as a TDR, it is accounted for as an impaired loan. The Company had no unfunded commitments to lend to a customer that has a troubled debt restructured loan as of March 31, 2020. The Company had no loan contracts restructured during the three month period ended March 31, 2020 and 2019. Loans modified in a troubled debt restructuring are considered to be in default once the loan becomes 90 days past due. A TDR may cease being classified as impaired if the loan is subsequently modified at market terms and, has performed according to the modified terms for at least six months, and there has not been any prior principal forgiveness on a cumulative basis.
The Company had no loans that subsequently defaulted during the three months ended March 31, 2020 and 2019.
Modifications in Response to COVID-19
Certain borrowers are currently unable to meet their contractual payment obligations because of the adverse effects of COVID-19. To help mitigate these effects, loan customers may apply for a deferral of payments, or portions thereof, for up to three months. In the absence of other intervening factors, such short-term modifications made on a good faith basis are not categorized as troubled debt restructurings, nor are loans granted payment deferrals related to COVID-19 reported as past due or placed on nonaccrual status (provided the loans were not past due or on nonaccrual status prior to the deferral). See Note 1 - Summary of Significant Accounting Policies for more information.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(5) Allowance for Loan Losses
The following tables detail activity in the allowance for loan losses, segregated by class of loan, for the three months periods ended March 31, 2020 and March 31, 2019. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other loan categories and periodically may result in reallocation within the provision categories.

(dollars in thousands)
	Construction, land and land development	Other commercial real estate	Residential real estate	Commercial, financial & agricultural	Consumer and other	Total
Three months ended March 31, 2020
Beginning Balance	$215	$3,908	$980	$1,657	$103	$6,863
Charge-offs	—	(30)	(64)	(68)	(351)	(513)
Recoveries	13	5	4	1	55	78
Provision	126	938	283	190	419	1,956
Ending balance	354	4,821	1,203	1,780	226	8,384

Period end amount allocated to
Individually evaluated for impairment	—	2,077	99	981	—	3,157
Collectively evaluated for impairment	354	2,744	1,092	799	138	5,127
Purchase credit impaired	—	—	12	—	88	100
Ending Balance	354	4,821	1,203	1,780	226	8,384

Loans
Individually evaluated for impairment	66	18,595	2,990	2,355	—	24,006
Collectively evaluated for impairment	133,852	505,764	187,961	114,369	22,559	964,505
Purchase credit impaired	119	125	18	62	191	515
Ending balance	$134,037	$524,484	$190,969	$116,786	$22,750	$989,026

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(dollars in thousands)	Construction, land and land development	Other commercial real estate	Residential real estate	Commercial, financial & agricultural	Consumer and other	Total
Three months ended March 31, 2019
Beginning Balance	$131	$5,251	$1,181	$618	$96	$7,277
Charge-offs	(29)	(119)	(629)	(97)	(70)	(944)
Recoveries	17	34	49	6	19	125
Provision	(99)	(104)	348	(61)	47	131
Ending balance	20	5,062	949	466	92	6,589
December 31, 2019
Period end amount allocated to
Individually evaluated for impairment	—	1,939	137	1,073	—	3,149
Collectively evaluated for impairment	215	1,969	837	584	103	3,708
Purchase credit impaired	—	—	6	—	—	6
Ending Balance	215	3,908	980	1,657	103	6,863

Loans
Individually evaluated for impairment	67	18,024	3,471	2,246	—	23,808
Collectively evaluated for impairment	95,965	522,181	191,314	112,077	23,322	944,859
Purchase credit impaired	65	34	11	37	—	147
Ending Balance	$96,097	$540,239	$194,796	$114,360	$23,322	$968,814
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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(6) Leases
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

(dollars in thousands)	Classification	March 31, 2020	December 31, 2019
Assets
Operating lease right-of-use assets	Other assets	$692	$572
Liabilities
Operating lease liabilities	Other liabilities	695	547
The calculated amount of the ROU assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If at lease inception the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. For operating leases existing prior to January 1, 2020, the rate for the remaining lease term as of January 1, 2020 was used.
Operating lease cost was $52,000 and $30,000 for the three months ended March 31, 2020 and 2019, respectively.
As of March 31, 2020, the weighted average remaining lease term was 4.66 years and the weighted average discount rate was 1.80%.
The following table represents the future maturities of the Company’s operating lease liabilities and other lease information.

(dollars in thousands)
Twelve months ended March 31,	Lease Liability
2021	$245
2022	157
2023	126
2024	45
2025	45
After March 31, 2025	120
Total lease payments	$738
Less: interest	(43)
Present value of lease liabilities	$695

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(dollars in thousands)
Supplemental lease information:	March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (cash payments)	$50
Operating cash flows from operating leases (lease liability reduction)	42
Operating lease right-of-use assets obtained in exchange for leases entered into during the period	195

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(7) Borrowings
The following table presents information regarding the Company’s outstanding borrowings at March 31, 2020 and December 31, 2019:

(dollars in thousands)	March 31, 2020	December 31, 2019
Federal Home Loan Bank advances	$36,500	$47,000
Other borrowings	14,563	14,563
	$51,063	$61,563
Advances from the Federal Home Loan Bank (“FHLB”) have maturities ranging from 2021 to 2029 and interest rates ranging from 0.52% to 3.51%. As collateral on the outstanding FHLB advances, the Company has provided a blanket lien on its portfolio of qualifying residential first mortgage loans, commercial loans, multifamily loans and HELOC loans. At March 31, 2020, the lendable collateral of those loans pledged is $103.1 million. At March 31, 2020, the Company had remaining credit availability from the FHLB of $341.4 million. The Company may be required to pledge additional qualifying collateral in order to utilize the full amount of the remaining credit line.
On May 1, 2019, the Company completed a borrowing arrangement with a correspondent bank for $10.0 million. The term note is secured by the Bank’s stock, expires on May 1, 2024, and bears a fixed interest rate of 4.7%. The proceeds were used for the acquisition of LBC Bancshares, Inc. and its subsidiary, Calumet Bank. As of March 31, 2020, the outstanding balance totaled $9.3 million.
On May 1, 2019, the Company completed a revolving credit arrangement with a correspondent bank with a maximum line amount of $10.0 million. This line of credit is secured by the Bank’s stock, expires on May 1, 2021, and bears a variable interest rate of Wall Street Journal Prime minus 0.4%. The Company advanced $5.3 million that was used toward the acquisition of LBC Bancshares, Inc. and its subsidiary, Calumet Bank. As of March 31, 2020, the outstanding balance totaled $5.3 million.
The aggregate stated maturities of other borrowed money at March 31, 2020 are as follows:

(in thousands)
Year	Amount
2021	$5,313
2022	14,000
2023	3,000
2024	9,250
2025 and After	19,500
$51,063
The Company also has available federal funds lines of credit with various financial institutions totaling $55.0 million, none of which were outstanding at March 31, 2020.
The Company has the ability to borrow funds from the Federal Reserve Bank (“FRB”) of Atlanta utilizing the discount window. The discount window is an instrument of monetary policy that allows eligible institutions to borrow money from the FRB on a short-term basis to meet temporary liquidity shortages caused by internal or external disruptions. At March 31, 2020, the Company had borrowing capacity available under this arrangement, with no outstanding balances. The Company would be required to pledge certain available-for-sale investment securities as collateral under this agreement.
The Company's Trust Preferred Securities are recorded as subordinated debentures on the consolidated balance sheets, but subject to certain limitations, qualify as Tier 1 Capital for regulatory capital purposes. At March 31, 2020 and December 31, 2019, Trust Preferred Securities was $24.2 million. The proceeds from the offerings were used to fund certain acquisitions, pay off holding company debt and inject capital into the bank subsidiary. The Trust preferred securities pay interest quarterly.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(8) Earnings Per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflects the potential dilution of restricted stock and common stock warrants. Net income available to common stockholders represents net income after preferred stock dividends. The following table presents earnings per share for the three month period ended March 31, 2020 and 2019.

(dollars in thousands except per share data)	Three Months Ended March 31,
	2020	2019
Numerator
Net income available to common stockholders	$1,603	$2,835

Denominator
Weighted average number of common shares
Outstanding for basic earnings per common share	9,499	8,440
Weighted-average number of shares outstanding for diluted earnings per common share	9,499	8,440

Earnings per share - basic	$0.17	$0.34

Earnings per share - diluted	$0.17	$0.34

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(9) Commitments and Contingencies
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
The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include cash or cash equivalents, negotiable instruments, real estate, accounts receivable, inventory, oil, gas and mineral interests, property, plant, and equipment.
At March 31, 2020 and December 31, 2019 the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
(dollars in thousands)	March 31, 2020	December 31, 2019

Loan commitments	$147,433	$102,890
Letters of credit	2,626	1,576
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
Legal Contingencies. In the ordinary course of business, there are various legal proceedings pending against the Company and the Bank. As of March 31, 2020, the aggregate liabilities, if any, arising from such proceedings would not, in the opinion of management, have a material adverse effect on the Company’s consolidated financial position.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(10) Fair Value of Financial Instruments and Fair Value Measurements
Generally accepted accounting standards in the U.S. require disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of the Company and the Bank’s financial instruments are detailed hereafter. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.
Generally accepted accounting principles related to Fair Value Measurements define fair value, establish a framework for measuring fair value, establish a three-level valuation hierarchy for disclosure of fair value measurement and enhance disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
•Level 1          inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•Level 2          inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
•Level 3          inputs to the valuation methodology are unobservable and represent the Company’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.
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
Other investments, at cost– The fair value of Federal Home Loan Bank stock approximates carrying value and is classified as Level 1. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments and classified as Level 2.
Loans held for sale – The fair value of loans held for sale is determined on outstanding commitments from third party investors in the secondary markets and is classified within Level 2 of the valuation hierarchy.
Loans – The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For variable rate loans, the carrying amount is a reasonable estimate of fair value. Most loans are classified as Level 3.
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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Other borrowings – The fair value of other borrowings is calculated by discounting contractual cash flows using an estimated interest rate based on current rates available to the Company for debt of similar remaining maturities and collateral terms. Other borrowings is classified as Level 2 due to their expected maturities.
Disclosures of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis, are required in the financial statements.
The carrying amount, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2020 and December 31, 2019 are as follows:

(dollars in thousands)	Fair Value Measurements
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
March 31, 2020
Assets
Cash and short-term investments	$95,827	$95,827	$95,827	$—	$—
Investment securities available for sale	333,085	333,085	—	331,068	2,017
Other investments, at cost	3,891	3,891	3,162	729	—
Loans held for sale	11,022	11,022	—	11,022	—
Loans, net	980,642	1,003,928	—	—	1,003,928

Liabilities
Deposits	1,293,076	1,293,076	—	1,293,076	—
Subordinated debentures	24,229	24,229	—	24,229	—
Other borrowings	51,063	48,465	—	48,465

(dollars in thousands)	Fair Value Measurements
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2019
Assets
Cash and short-term investments	$104,092	$104,092	$104,192	$—	$—
Investment securities available for sale	347,332	347,332	—	345,310	2,022
Other investments, at cost	4,288	4,288	3,559	729	—
Loans held for sale	10,076	10,076	—	10,076	—
Loans, net	961,696	938,475	—	—	938,475

Liabilities
Deposits	1,293,742	1,294,506	—	1,294,506	—
Subordinated debentures	24,229	24,229	—	24,229	—
Other borrowings	61,563	60,585	—	60,585	—

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
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
Other Real Estate – Other real estate owned assets are adjusted to fair value less estimated selling costs upon transfer of the loans to other real estate. Typically, an external, third-party appraisal is performed on the collateral upon transfer into the other real estate account to determine the asset’s fair value. Subsequent adjustments to the collateral’s value may be based upon either updated third-party appraisals or management’s knowledge of the collateral and the current real estate market conditions. Appraised amounts used in determining the asset’s fair value, whether internally or externally prepared, are discounted 10% to account for selling and marketing costs. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a level 3 classification of the inputs for determining fair value. Because of the high degree of judgment required in estimating the fair value of other real estate assets and because of the relationship between fair value and general economic conditions, we consider the fair value of other real estate assets to be highly sensitive to changes in market conditions.
Assets Measured at Fair Value on a Recurring and Nonrecurring Basis – The following table presents the recorded amount of the Company’s assets measured at fair value on a recurring and nonrecurring basis as of March 31, 2020 and December 31, 2019, aggregated by the level in the fair value hierarchy within which those measurements fall. The table below includes only impaired loans with a specific reserve and only other real estate properties with a valuation allowance at March 31, 2020 and

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
December 31, 2019. Those impaired loans and other real estate properties are shown net of the related specific reserves and valuation allowances.

(dollars in thousands)		Fair Value Measurements at Reporting Date Using
March 31, 2020	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Recurring Securities Available for Sale
State, county & municipal securities	$6,410	$—	$6,410	$—
Corporate Debt securities	2,017	—	—	2,017
Mortgage-backed securities	324,658	—	324,658	—
Total available for sale securities	$333,085	$—	$331,068	$2,017

Nonrecurring
Collateral Dependent Impaired Loans	4,509	—	—	4,509
Other Real Estate	847	—	—	847
Total nonrecurring assets	$5,356	$—	$—	$5,356

(dollars in thousands)		Fair Value Measurements at Reporting Date Using
December 31, 2019	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Securities Available for Sale
State, county & municipal securities	$5,115	$—	$5,115	$—
Corporate Debt securities	2,806	—	784	2,022
Mortgage-backed securities	339,411	—	339,411	—
Total available for sale securities	$347,332	$—	$345,310	$2,022

Nonrecurring
Collateral Dependent Impaired Loans	5,985	—	—	5,985
Other Real Estate	1,320	—	—	1,320
Total nonrecurring assets	$7,305	$—	$—	$7,305

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
The following table presents quantitative information about the significant unobservable inputs used in the fair value measurements for assets in level 3 of the fair value hierarchy measured on a nonrecurring basis at March 31, 2020 and December 31, 2019. This table is comprised primarily of collateral dependent impaired loans and other real estate:

(dollars in thousands)
	March 31, 2020	Valuation Techniques	Unobservable Inputs	Range Weighted Avg
Collateral Dependent Impaired Loans	$4,509	Appraised Value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	10%	50%
Other Real Estate	847	Appraised Value/Comparable Sales	Discounts to reflect current market conditions and estimated costs to sell	—%	20%

(dollars in thousands)	December 31, 2019	Valuation Techniques	Unobservable Inputs	Range Weighted Avg
Collateral Dependent Impaired Loans	$5,985	Appraised Value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	—%	20%
Other Real Estate	1,320	Appraised Value/Comparable Sales	Discounts to reflect current market conditions and estimated costs to sell	—%	20%
The table below presents a reconciliation and statement of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the three months ended March 31, 2020 and 2019.

(dollars in thousands)	Available for Sale Securities
	March 31, 2020	March 31, 2019

Balance, Beginning	$2,022	$4,277
Transfers out of Level 3	—	—
Sales	—	—
Paydowns	(5)	(390)

Realized Loss on Sale of Security	—	—
Unrealized gains included in Other Comprehensive Income	—	10

Balance, Ending	$2,017	$3,897
The Company’s policy is to recognize transfers in and transfers out of levels 1, 2 and 3 as of the end of a reporting period. There were no transfers of securities between levels for the three months ended March 31, 2020 and one security totaling $2,009 transferred from level 3 to level 2 for the twelve months ended December 31, 2019.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table presents quantitative information about recurring level 3 fair value measurements as of March 31, 2020.

(dollars in thousands)
March 31, 2020	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Corporate debt securities	$2,017	Discounted Cash Flow	Discount Rate or Yield	N/A*
December 31, 2019
Corporate debt securities	$2,022	Discounted Cash Flow	Discount Rate or Yield	N/A*
* The Company relies on a third-party pricing service to value its securities. The details of the unobservable inputs and other adjustments used by the third-party pricing service were not readily available to the Company.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(11) Segment Information
The Company’s operating segments include banking, mortgage banking and small business specialty lending division. The reportable segments are determined by the products and services offered, and internal reporting. The Bank segment derives its revenues from the delivery of full-service financial services, including retail and commercial banking services and deposit accounts. The Mortgage Banking segment derives its revenues from the origination and sales of residential mortgage loans held for sale. The Small Business Specialty Lending Division segment derives its revenue from the origination, sales and servicing of Small Business Administration loans and other government guaranteed loans. Segment performance is evaluated using net interest income and noninterest income. Income taxes are allocated based on income before income taxes, and indirect expenses (includes management fees) are allocated based on various internal factors for each segment. Transactions among segments are made at fair value. Information reported internally for performance assessment follows. The following tables present information reported internally for performance assessment for the three months periods ended March 31, 2020 and 2019:

(dollars in thousands)	Bank	Mortgage Banking	Small Business Specialty Lending Division	Totals
Three Months Ended March 31, 2020
Net Interest Income	$12,656	$34	$14	$12,704
Provision for Loan Losses	1,956	—	—	1,956
Noninterest Income	3,049	1,253	259	4,561
Noninterest Expenses	11,667	1,195	516	13,378
Income Taxes	368	11	(51)	328
Segment Profit (Loss)	$1,714	$81	$(192)	$1,603

Segments Assets at March 31, 2020	$1,497,788	$11,082	$1,178	$1,510,048

(dollars in thousands)	Bank	Mortgage Banking	Small Business Specialty Lending Division	Totals
Three Months Ended March 31, 2019
Net Interest Income	$10,357	$—	$—	$10,357
Provision for Loan Losses	131	—	—	131
Noninterest Income	2,334	—	—	2,334
Noninterest Expenses	9,026	—	—	9,026
Income Taxes	699	—	—	699
Segment Profit	$2,835	$—	$—	$2,835

Segments Assets at March 31, 2019	$1,503,284	$11,624	$405	$1,515,313

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  As of March 31, 2020, the interim final Basel III rules (“Basel III”) require the Company to also maintain minimum amounts and ratios of common equity Tier 1 capital to risk-weighted assets.  These amounts and ratios as defined in regulations are presented hereafter.  Management believes, as of March 31, 2020, the Company meets all capital adequacy requirements to which it is subject under the regulatory framework for prompt corrective action.  In the opinion of management, there are no events or conditions since prior notification of capital adequacy from the regulators that have changed the institution’s category.
The Basel III rules also require the implementation of a new capital conservation buffer comprised of common equity Tier 1 capital.  The capital conservation buffer was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increase each subsequent year by 0.625% until reaching its final level of 2.5% on January 1, 2019.
The Board of Governors of the Federal Reserve raised the threshold for determining applicable of the Small Bank Holding Company and Savings and Loan Company Policy Statement in August 2018 from $1 billion to $3 billion in consolidated total assets to provide regulatory burden relief, therefore, the Company is no longer subject to the minimum capital requirements.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table summarizes regulatory capital information as of March 31, 2020 and December 31, 2019 on a consolidated basis and for the subsidiary, as defined.  Regulatory capital ratios for March 31, 2020 and December 31, 2019 were calculated in accordance with the Basel III rules.

(dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2020
Total Capital to Risk-Weighted Assets
Consolidated	$138,789	13.47%	$82,429	8.00%	N/A	N/A
Colony Bank	148,961	13.98	85,242	8.00	$106,553	10.00%

Tier I Capital to Risk-Weighted Assets
Consolidated	132,189	12.68	62,550	6.00	N/A	N/A
Colony Bank	140,577	13.19	63,947	6.00	85,263	8.00

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	108,689	10.47	46,714	4.50	N/A	N/A
Colony Bank	140,577	13.19	47,960	4.50	69,276	6.50

Tier I Capital to Average Assets
Consolidated	132,189	9.06	58,362	4.00	N/A	N/A
Colony Bank	140,577	9.46	59,441	4.00	74,301	5.00

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019

Total Capital to Risk-Weighted Assets
Consolidated	$140,973	13.17%	$85,661	8.00%	N/A	N/A
Colony Bank	151,444	14.19	85,407	8.00	$106,758	10.00%

Tier I Capital to Risk-Weighted Assets
Consolidated	134,110	12.52	64,246	6.00	N/A	N/A
Colony Bank	144,581	13.54	64,055	6.00	8,547	8.00

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	110,610	10.33	48,185	4.50	N/A	N/A
Colony Bank	144,581	13.54	48,041	4.50	69,393	6.50

Tier I Capital to Average Assets
Consolidated	134,110	8.92	60,141	4.00	N/A	N/A
Colony Bank	144,581	9.77	59,977	4.00	74,972	5.00

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(13) Subsequent Events
Dividend
On April 22, 2020, the Board of Directors declared a cash dividend of $0.10 per share to shareholders of record on May 8, 2020, payable on May 22, 2020.
COVID-19
On March 11, 2020, the World Health Organization declared COVID-19, the disease caused by the novel coronavirus, a pandemic as a result of the global spread of the coronavirus illness. The COVID-19 pandemic has adversely affected, and may continue to adversely affect economic activity globally, nationally and locally. In response to the outbreak, federal and state authorities in the United States introduced various measures to try to limit or slow the spread of the virus, including travel restrictions, nonessential business closures, stay-at-home orders, and strict social distancing. The full impact of the COVID-19 pandemic is unknown and rapidly evolving. It has caused substantial disruption in international and U.S. economies, markets, and employment. The COVID-19 pandemic may have a significant adverse impact on certain industries the Company serves, including restaurants and food services, hotels, retail and energy.
On March 27, 2020, the CARES Act, a stimulus package intended to provide relief to businesses and consumers in the United States struggling as a result of the pandemic, was signed into law. Section 4013 of the CARES Act also addressed COVID-19-related modifications and specified that COVID-19-related modifications executed between March 1, 2020 and the earlier of (i) 60 days after the date of termination of the national emergency declared by the President and (ii) December 31, 2020, on loans that were current as of December 31, 2019 are not TDRs. Additionally, under guidance from the federal banking agencies, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs under ASC Subtopic 310-40. These modifications include short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.
Because of the significant uncertainties related to the ultimate duration of the COVID-19 pandemic and its potential effects on customers and prospects, and on the national and local economy as a whole, there can be no assurances as to how the crisis may ultimately affect the Company’s loan portfolio. It is unknown how long the adverse conditions associated with the COVID-19 pandemic will last and what the complete financial effect will be to the Company. It is reasonably possible that estimates made in the financial statements could be materially and adversely impacted in the near term as a result of these conditions, including expected credit losses on loans and off-balance sheet credit exposures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Colony Bankcorp, Inc. and our wholly owned subsidiary, Colony Bank, from December 31, 2019 through March 31, 2020 and on our results of operations for the three months ended March 31, 2020 and 2019. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included in our Annual Report on Form 10-K, and information presented elsewhere in this Quarterly Report on Form 10-Q, particularly the unaudited consolidated financial statements and related notes appearing in Item 1.
Forward-looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “strive,” “projection,” “goal,” “target,” “outlook,” “aim,” “would,” “annualized” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control, particularly with regard to developments related to COVID-19. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors discussed elsewhere in this quarterly report and the following:
•business and economic conditions, particularly those affecting the financial services industry and our primary market areas;
•the impact of COVID-19 on our business, including the impact of the actions taken by governmental authorities to try and contain the virus or address the impact of the virus on the United States economy (including, without limitations, the CARES Act), and the resulting effect of all of such items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;
•adverse results from current or future litigation, regulatory examinations or other legal and/or regulatory actions related to COVID-19, including as a result of our participation in and execution of government programs related to COVID-19;
•factors that can impact the performance of our loan portfolio, including real estate values and liquidity in our primary market areas, the financial health of our borrowers and the success of various projects that we finance;
•concentration of our loan portfolio in real estate loans and changes in the prices, values and sales volumes of commercial and residential real estate;
•credit and lending risks associated with our construction and development, commercial real estate, commercial and industrial and residential real estate loan portfolios;
•our ability to attract sufficient loans that meet prudent credit standards, including in our construction and development, commercial and industrial and owner-occupied commercial real estate loan categories;
•our ability to attract and maintain business banking relationships with well-qualified businesses, real estate developers and investors with proven track records in our market areas;
•changes in interest rate environment, including changes to the federal funds rate, and competition in our markets may result in increased funding costs or reduced earning assets yields, thus reducing our margins and net interest income;
•our ability to successfully manage our credit risk and the sufficiency of our allowance for loan losses (“ALL”);

•the adequacy of our reserves (including ALL) and the appropriateness of our methodology for calculating such reserves;
•our ability to successfully execute our business strategy to achieve profitable growth;
•the concentration of our business within our geographic areas of operation in Georgia and neighboring markets;
•our focus on small and mid-sized businesses;
•our ability to manage our growth;
•our ability to increase our operating efficiency;
•liquidity issues, including fluctuations in the fair value and liquidity of the securities we hold for sale and our ability to raise additional capital, if necessary;
•failure to maintain adequate liquidity and regulatory capital and comply with evolving federal and state banking regulations;
•risks that our cost of funding could increase, in the event we are unable to continue to attract stable, low-cost deposits and reduce our cost of deposits;
•inability of our risk management framework to effectively mitigate credit risk, interest rate risk, liquidity risk, price risk, compliance risk, operational risk, strategic risk and reputational risk;
•the makeup of our asset mix and investments;
•external economic, political and/or market factors, such as changes in monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve, inflation or deflation, changes in the demand for loans, and fluctuations in consumer spending, borrowing and savings habits, which may have an adverse impact on our financial condition;
•continued or increasing competition from other financial institutions, credit unions, and non-bank financial services companies, many of which are subject to different regulations than we are;
•challenges arising from unsuccessful attempts to expand into new geographic markets, products, or services;
•restraints on the ability of the Bank to pay dividends to us, which could limit our liquidity;
•increased capital requirements imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;
•a failure in the internal controls we have implemented to address the risks inherent to the business of banking;
•inaccuracies in our assumptions about future events, which could result in material differences between our financial projections and actual financial performance;
•changes in our management personnel or our inability to retain motivate and hire qualified management personnel;
•the dependence of our operating model on our ability to attract and retain experienced and talented bankers in each of our markets;
•our ability to identify and address cyber-security risks, fraud and systems errors;
•disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems;
•disruptions, security breaches, or other adverse events affecting the third-party vendors who perform several of our critical processing functions;

•an inability to keep pace with the rate of technological advances due to a lack of resources to invest in new technologies;
•fraudulent and negligent acts by our clients, employees or vendors and our ability to identify and address such acts;
•risks related to potential acquisitions;
•the impact of any claims or legal actions to which we may be subject, including any effect on our reputation;
•compliance with governmental and regulatory requirements, including the Dodd-Frank Act and others relating to banking, consumer protection, securities and tax matters, and our ability to maintain licenses required in connection with commercial mortgage origination, sale and servicing operations;
•changes in the scope and cost of FDIC insurance and other coverage;
•changes in our accounting standards;
•changes in tariffs and trade barriers;
•changes in federal tax law or policy; and
•other risks and factors identified in our Annual Report on Form 10-K for the year ended December 31, 2019, including those identified under the heading “Risk Factors”.
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Quarterly Report on Form 10-Q. Because of these risks and other uncertainties, our actual future results, performance or achievement, or industry results, may be materially different from the results indicated by the forward looking statements in this Quarterly Report on Form 10-Q. In addition, our past results of operations are not necessarily indicative of our future results. You should not rely on any forward looking statements, which represent our beliefs, assumptions and estimates only as of the dates on which they were made, as predictions of future events. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
COVID-19 Pandemic
During March 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic in response to the rapidly growing outbreak of the virus. COVID-19 has significantly impacted local, national and global economies due to stay-at-home orders and social distancing guidelines, and has caused economic and social disruption on an unprecedented scale. While some industries have been impacted more severely than others, all businesses have been impacted to some degree. This disruption has resulted in the shuttering of businesses across the country, significant job loss, and aggressive measures by the federal government.
Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law on March 27, 2020 as a $2 trillion legislative package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and providers. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts are expected to have a material impact on our operations. While it is not possible to know the full universe or extent of these impacts as of the date this filing, we are disclosing potentially material items of which we are aware.
The Company prioritizes the health and safety of its teammates and customers, and has taken protective measures such as implementing remote work arrangements to the full extent possible and by adjusting banking center hours and operational measures to promote social distancing, and it will continue to do so throughout the duration of the pandemic. At the same time, the Company is closely monitoring the effects of the COVID-19 pandemic on our loan and deposit customers, and is assessing the risks in our loan portfolio and working with our customers to reduce the pandemic’s impact on them while minimizing losses for the Company. In addition, the Company remains focused on improving shareholder value, managing credit exposure, challenging expenses, enhancing the customer experience and supporting the communities it serves.

We have implemented loan programs to allow customers who are experiencing hardships from the COVID-19 pandemic to defer loan principal and interest payments for up to 90 days. The Small Business Administration (SBA) has also guaranteed the principal and interest payments of all our SBA loan customers for six months. As of May 7, 2020, we had 918 non-SBA commercial customers with outstanding loan balances totaling $182.7 million who have been approved for payment deferrals. Of these non-SBA payment deferrals, 21 loans totaling $44.0 million were in the hotel industry and 3 loans totaling $448,000 were in the restaurant industry, which are two industries heavily impacted by the COVID-19 pandemic. As of March 31, 2020, the Company had 45 loans totaling $66.7 million in the hotel industry and 21 loans totaling $6.7 million in the restaurant industry.
We are participating in the SBA Paycheck Protection Program (“PPP”) under CARES Act to help provide loans to our business customers in need. As of May 13, 2020, the Company has closed or approved with the SBA over 1,650 PPP loans for an aggregate amount of funds in excess of $140 million. We will be using our current cash balances and available liquidity from the Federal Home Loan Bank and Federal Reserve Bank to fund these PPP loans. Loan fees to be collected related to these loans is approximately $5.4 million. In accordance with U.S. generally accepted accounting principles (GAAP), these fees will be deferred and recognized over the life of the loans.
Overview
The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of March 31, 2020 and December 31, 2019, and results of operations for each of the three months periods ended March 31, 2020 and 2019. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report..
At March 31, 2020, the Company had total consolidated assets of $1.5 billion, total loans of $989.0 million, total deposits of $1.3 billion, and shareholders’ equity of $136.1 million. The Company reported net income of $1.6 million, or $0.17 per diluted share, for the first quarter of 2020, compared to net income of $2.8 million, or $0.34 per diluted share, for the first quarter of 2019.
Net interest income increased to $12.7 million for the first quarter of 2020, compared to $10.4 million for the first quarter of 2019, due to higher loan volume during 2020. The net interest margin increased to 3.63% for the three months ended March 31, 2020 from 3.46% for the same period in 2019 primarily due to increased volume in loan production and deposits held with other banks.
The provision for loan losses was $2.0 million for the first quarter of 2020, compared to $131,000 for the first quarter of 2019. Net charge-offs for the first quarter of 2020 were $435,000 compared to $819,000 for the same period in 2019. As of March 31, 2020, Colony’s allowance for loan losses was $8.4 million, or 0.85% of total loans, compared to $6.9 million, or 0.71% of total loans, at December 31, 2019. At March 31, 2020 and December 31, 2019, nonperforming assets of $11.0 million and $10.5 million, respectively, or 0.1% of total assets for both periods presented. While asset quality remains stable period over period, social and economic disruption in response to the COVID-19 pandemic began resulting in businesses closures and job losses during the first quarter of 2020. As such, additional qualitative measures were incorporated as part of the March 31, 2020 allowance for loan losses calculation which was the primary cause for the increase to the provision for loan losses during the first quarter of 2020 compared to the same period 2019.
Noninterest income of $4.4 million for the first quarter of 2020 was up $2.1 million, or 91.0%, from the first quarter of 2019. The increase was primarily due to increases in mortgage loan gains and related fees, service charges and gains on sales of other loans and investment securities.
For the first quarter of 2020, noninterest expenses of $13.3 million increased $4.2 million from the same period of 2019. Increases in noninterest expense are in large part due to the growth experienced by Colony during 2020 and changes to organizational structure that are associated with that growth. Those expenses that were the primary contributors to the increase year over year include salaries and employee benefits and other noninterest expenses. See "Table 5 - Noninterest expense" for more detail and discussion on the two primary drivers to the increase in noninterest expense.
Critical Accounting Policies
Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States (“GAAP”) and conform to general practices within the banking industry. There have been no significant changes to the Significant Accounting Policies as described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2019, which are included in the Company’s 2019 10-K.

Non-GAAP Reconciliation and Explanation
Management uses non-GAAP financial measures in its analysis of the Company's performance and believes these presentations provide useful supplemental information, and a clearer understanding of the Company's performance, and if not provided would be requested by the investor community. The Company believes the non-GAAP measures enhance investors' understanding of the Company's business and performance. These measures are also useful in understanding performance trends and facilitate comparisons with the performance of other financial institutions. The limitations associated with operating measures are the risk that persons might disagree as to the appropriateness of items comprising these measures and that different companies might calculate these measures differently.
The measures entitled operating noninterest expense; operating net income; tangible book value per common share and operating efficiency ratio are not measures recognized under U.S. generally accepted accounting principles (GAAP) and therefore are considered non-GAAP financial measures. The most comparable GAAP measures are noninterest expense, net income, book value per common share and efficiency ratio, respectively. These disclosures should not be considered an alternative to GAAP. To the extent applicable, reconciliation of these non-GAAP measures are the most directly comparable measures as reported in accordance with GAAP are included in the table below.

Table 1 - Non-GAAP Performance Measures Reconciliation
(dollars in thousands)
	2020	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter
Non-GAAP Measures
Operating noninterest expense reconciliation
Noninterest expense (GAAP)	$13,251	$13,496	$13,358	$13,014	$9,026
Acquisition-related expenses	(287)	(335)	(861)	(2,076)	(128)
Operating noninterest expense	12,964	13,161	12,497	10,938	8,898

Operating net income reconciliation
Net income (GAAP)	1,603	2,756	2,518	2,101	2,835
Acquisition-related expenses	287	335	861	2,076	128
Income tax benefit of acquisition-related expenses	(60)	(70)	(181)	(436)	(27)
Operating net income	$1,830	$3,021	$3,198	$3,741	$2,936

Tangible book value per common share reconciliation
Book value per common share (GAAP)	14.35	13.74	13.65	13.32	11.97
Effect of goodwill and other intangibles	(2.06)	(2.06)	(2.04)	(2.07)	(0.09)
Tangible book value per common share	12.29	11.68	11.61	11.25	11.88

Operating efficiency ratio calculation
Efficiency ratio (GAAP)	77.32	77.24	79.94	82.28	71.11
Acquisition-related expenses	1.68	1.92	5.26	12.87	1.01
Operating efficiency ratios	75.64	75.32	74.68	69.41	70.1
Results of Operations
We reported net income and diluted earnings per share of $1.6 million and $0.17, respectively, for the first quarter of 2020. This compared to net income and diluted earnings per share of $2.8 million and $0.34, respectively, for the same period in 2019.
We reported net operating income of $1.8 million for the first quarter 2020, compared to $2.9 million for the same period in 2019. For the first quarter of 2020 net operating income excludes acquisition-related expenses, which net of tax, totaled $227,000. For the first quarter of 2019, net operating income excludes acquisition-related expenses, which net of tax, totaled $101,000.

Table 2 - Selected Financial Information
(dollars in thousands, except per share data)
	2020	2019
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
EARNINGS SUMMARY
Net interest income	$12,704	$12,992	$12,648	$11,824	$10,357
Provision for loan losses	1,956	581	214	178	131
Non-interest income	4,434	4,412	4,039	4,000	2,334
Non-interest expense	13,251	13,496	13,358	13,014	9,026
Income taxes	328	571	597	531	699
Net income	1,603	2,756	2,518	2,101	2,835
PERFORMANCE MEASURES
Per common share:
Common shares outstanding	9,498,783	9,498,783	9,498,783	9,498,937	8,444,908
Weighted average basic shares	9,498,783	9,494,859	9,494,771	9,089,461	8,440,357
Weighted average diluted shares	9,498,783	9,494,859	9,494,771	9,089,461	8,440,357
Earnings per basic share	$0.17	$0.29	$0.27	$0.23	$0.34
Earnings per diluted share	0.17	0.29	0.27	0.23	0.34
Cash dividends declared per share	0.10	0.075	0.075	0.075	0.075
Common book value per share	14.35	13.74	13.65	13.32	11.97
Tangible common book value per share (b)	12.29	11.68	11.61	11.25	11.88

Performance ratios:
Net interest margin (a)	3.63%	3.72%	3.64%	3.57%	3.46%
Return on average assets	0.42	0.73	6.70	0.60	0.90
Return on average total equity	4.79	8.47	7.86	7.43	11.76
Average Total Equity to Average Assets	8.86	8.66	8.59	8.03	12.47

ASSET QUALITY
Nonperforming loans (NPLs)	$10,130	$9,179	$9,572	$10,383	$7,541
Other real estate	847	1,320	775	987	1,635
Repossessions	19	13	8	58	37
Total nonperforming assets (NPAs)	10,996	10,512	10,355	11,428	9,213
Substandard assets	23,940	21,529	20,879	24,643	24,257
Net loan charge-offs	435	317	403	(21)	819
Allowance for loan losses to total loans	0.85%	0.71%	0.69%	0.73%	0.84%
Allowance for loan losses to total NPLs	0.08	74.77	68.95	65.38	87.38
Allowance for loan losses to total NPAs	0.08	65.29	63.73	59.41	71.52
Net charge-offs to average loans (annualized)	0.18	0.13	0.17	(0.01)	0.42
NPLs to total loans	1.02	0.95	1.00	1.11	0.97
NPAs to total assets	0.73	0.69	0.70	0.76	0.72
NPAs to total loans and other real estate	1.11	1.08	1.08	1.18	1.18
Substandard assets to Tier 1 capital and allowance for loan losses	16.07	16.89	13.92	15.36	16.89

AVERAGE BALANCES
Total assets	$1,516,191	$1,503,521	$1,492,852	$1,409,265	$1,258,649

Loans, net	974,614	961,756	942,356	866,841	772,741
Deposits	1,293,784	1,278,987	1,272,561	1,219,274	1,091,118
Total stockholders’ equity	134,304	96,396	128,172	113,161	96,396

(a) Computed using fully taxable-equivalent net income.
(b) Non-GAAP measure - see “Non-GAAP Reconciliation and Explanation” for more information and reconciliation to GAAP
Net Interest Income

Net interest income, which is the difference between interest earned on assets and the interest paid on deposits and borrowed funds, is the single largest component of total income. Management utilizes two key ratios to measure relative profitability of net interest income. The net interest spread measures the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities. The interest rate spread eliminates the effect of noninterest-bearing deposits and gives a direct perspective on the effect of market interest rate movements. The net interest margin is an indication of the profitability of a company's balance sheet and is defined as net interest income as a percent of average total interest-earning assets, which includes the positive effect of funding a portion of interest-earning assets with noninterest-bearing deposits and shareholders' equity. The net interest spread for the first quarters of 2020 and 2019 was 3.45% and 3.25%, respectively. The net interest margin for the first quarters 2020 and 2019 was 3.63% and 3.46%, respectively.
The following tables indicates the relationship between interest income and interest expense and the average amounts of assets and liabilities for the periods indicated. As shown in the tables, both average assets and average liabilities for the three months ended March 31, 2020 increased compared to the same period in 2019. The increase in average assets was primarily driven by the increase in average loans of $194.2 million of 24.9% from the first quarter in 2019, which reflects both organic loan growth and loans acquired through the acquisitions of LBC Bancshares, Inc. and PFB Mortgage from Planters First Bank. The increase in average loans was offset by a decrease in average taxable securities. The increase in average assets for the three months ended March 31, 2020 was funded primarily through an increase in average customer deposits since the first quarter of 2019 of $202.7 million, of which $42.0 million was noninterest-bearing.
On a tax equivalent basis, net interest income for the first quarters of 2020 and 2019 was $12.7 million and $10.4 million, respectively, which represents an increase of $2.3 million, or 22.7% from the same period in 2019. The higher net interest income is a result of growth in average interest earning assets which increased $199.1 million, or 16.5% from $1.2 billion in the first quarter 2019 to $1.4 billion for the first quarter of 2020. The growth in interest earning assets was primarily a result of the acquisitions noted above during 2019. In addition to the growth associated with these acquisitions, organic loan growth has been strong during 2019, specifically mortgage and SBA production.
The yield on total interest-bearing liabilities decreased from 1.09% in the first quarter 2019 to 1.00% in the first quarter of 2020. Deposit costs decreased from 0.94% in the first quarter 2019 to 0.84% in the first quarter 2020. The decrease in deposit costs year over year is partially associated to market driven changes impacting our cost of funds attributable to falling interest rates throughout 2019. In March of 2020, the Federal Reserve's Federal Open Market Committee ("FOMC") lowered interest rates twice for a total reduction of 150 basis points in response to the COVID-19 pandemic, which was the most aggressive action taken by the FOMC since the financial crisis in 2008.

Table 3 - Average Balance Sheet and Net Interest Analysis
(dollars in thousands)
	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-earning assets:
Loans, net of unearned fees (1)	$974,164	$13,290	5.47%	$779,930	$10,519	5.39%
Investment securities, taxable	343,828	1,985	2.32%	$361,847	$2,197	2.43%
Investment securities, tax-exempt (2)	1,046	9	3.45%	1,977	15	3.03%
Deposits in banks and short term investments	83,838	284	1.36%	$60,016	$282	1.98%
Total interest-earning assets	1,402,876	15,568	4.45%	$1,203,770	$13,013	4.34%
Noninterest-earning assets	113,316			54,879
Total assets	$1,516,192			$1,258,649
Liabilities and stockholders' equity
Interest-bearing liabilities:
Interest-earning demand and savings	$734,142	$936	0.51%	$564,306	$838	0.59%
Other time	330,327	1,282	1.56%	339,523	1,284	1.51%
Total interest-bearing deposits	1,064,469	2,218	0.84%	903,829	2,122	0.94%
Other borrowings	58,063	423	2.92%	43,333	260	2.40%
Subordinated debentures	24,229	223	3.69%	24,229	274	4.52%
Total interest-bearing liabilities	1,146,761	2,864	1.00%	971,391	2,656	1.09%
Noninterest-bearing liabilities:
Demand deposits	$229,315			$187,289
Other liabilities	5,812			3,573
Total liabilities	1,381,888
Stockholders' equity	134,304			96,396
Total liabilities and stockholders' equity	$1,516,192			$1,258,649
Interest rate spread			3.45%			3.25%
Net interest income		$12,704			10,357
Net interest margin			3.63%			3.46%
(1)Includes loans held for sale.
(2)Taxable-equivalent adjustments totaling $2,000 and $3,000 for three month periods ended March 31, 2020 and 2019, respectively, are included in tax-exempt interest on investment securities. The adjustments are based on a federal tax rate of 21% with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

The following table presents the effect of net interest income for changes in the average outstanding volume amounts of interest-earning assets and interest-bearing liabilities and the rates earned and paid on these assets and liabilities from March 31, 2019 to March 31, 2020.

Table 4 - Change in Interest Revenue and Expense on a Taxable Equivalent Basis
(dollars in thousands)
	Three Months Ended March 31, 2020
	Compared to Three Months Ended March 31, 2019 Increase (Decrease) Due to Changes in
	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned fees	$10,628	$(7,857)	$2,771
Investment securities, taxable	(418)	208	$(210)
Investment securities, tax-exempt	(25)	17	$(8)
Deposits in banks and short term investments	324	(322)	$2
Total interest-earning assets (FTE)	10,509	(7,954)	2,555
Interest-bearing liabilities:
Interest-Bearing Demand and Savings Deposits	869	(771)	98
Time Deposits	(143)	141	(2)
Subordinated Debentures	—	(51)	(51)
Other Borrowed Money	430	(267)	163
Total interest-bearing liabilities	1,156	(948)	208
Increase in net interest income (FTE)	$9,353	$(7,006)	$2,347
Provision for Loan Losses
The provision for loan losses is based on management's evaluation of probable, inherent losses in the loan portfolio and unfunded commitments and the corresponding analysis of the allowance for loan losses at quarter-end. Provision for loan losses was $2.0 million for the three months ended March 31, 2020, compared to $131,000 for the same period in 2019. For the three months ended March 31, 2020, net loan charge-offs as an annualized percentage of outstanding loans were 0.03% compared to 0.10% for the same period in 2019. The amount of provision expense recorded in each period was the amount required such that the total allowance for loan losses reflected the appropriate balance, in the estimation of management, sufficient to cover probable, inherent loan losses in the loan portfolio. Provision expense for the first quarter of 2020 increased $1.8 million from the same period in 2019, primarily resulting from probable higher than expected credit losses mostly resulting from the COVID-19 pandemic. See the section captioned “Loans and Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.
Noninterest Income
The following table represents the major components of noninterest income for the periods indicated.

Table 5 - Noninterest Income
(dollars in thousands)
	Three Months Ended March 31,		Change
	2020	2019	Amount	Percent
Service charges on deposits	$1,304	$964	$340	35.3%
Other service charges, commissions and fees	1,263	900	363	40.3%
Mortgage fee income	1,262	143	1,119	782.5%
Gain on sale of SBA loans	210	—	210	100.0%
Securities gains	293	—	293	100.0%
Other noninterest income	229	327	(98)	(30.0)%
Total noninterest income	$4,561	$2,334	$2,227	67.94%

During the first quarter of 2020, noninterest income increased $2.0 million compared to the same period of 2019, primarily due to increases in mortgage loan fee income and gains on the sale of SBA loans, both of which are new and fully operational lines of business when compared to the first quarter of 2019.
Service charges on deposit accounts. At March 31, 2020, service charges increased $340,000, or 35.3%, compared to the same period in 2019. The increase in service charges on deposits is primarily attributed to a $465,000 increase in overdraft and wire transfer fees during the quarter, partially offset by a decrease in gross service charge income for the three months ended March 31, 2020 compared to the same period in 2019.
Other service charges, commissions and fees. Other service charges, commissions and fees are comprised of various consumer deposit and other product services fees. Other service charges, commissions and fees increased $340,000 for the three months ended March 31, 2020 compared to the same period in 2019. The increase in these fees was predominantly driven by increases in interchange fees year over year.
Mortgage Fee Income. At March 31, 2020 mortgage fee income was $1.3 million, an increase of $1.1 million, or 782.5%, compared to the same period in 2019. The increase in mortgage fee income is primarily attributed to the opening of a new mortgage location in LaGrange and the acquisition of the PFB Mortgage division of Planters First Bank, both of which occurred in the first half of 2019. As such these divisions were fully operational and volume increasing each quarter during 2020. Furthermore, during the first quarter of 2020 there was an increase in the demand for mortgage rate locks and mortgage closings due to a historically low interest rate environment. The decrease in mortgage rates was partially attributable to the 150 basis point decrease in the national federal funds rate during the first quarter 2020 in response to the COVID-19 pandemic.

Noninterest Expense
The following table represents the major components of noninterest expense for the periods indicated.

Table 6 - Noninterest Expense
(dollars in thousands)
	Three Months Ended March 31,		Change
	2020	2019	Amount	Percent
Salaries and employee benefits	$7,498	$5,371	$2,127	39.60%
Occupancy and equipment	1,318	1,025	293	28.59%
Acquisition-related expenses	287	128	159	124.22%
Other noninterest expense	4,275	2,502	1,773	70.86%
Total noninterest expense	$13,378	$9,026	$4,352	47.15%
Noninterest expense for the first quarter 2020 totaled $13.3 million, up $4.2 million from the same period in 2019. Increases in salaries and employee benefits and other noninterest income account for the majority of the increase in noninterest expense.
Salaries and Employee Benefits. Salaries and employee benefits for the first quarter 2020 increased 39.6% from the same period in 2019.The increase in 2020 is primarily attributable to a full quarter of salaries and benefits related to the addition of several key employees during the second half of 2019 as part of the strategic changes that are being made to enhance the Company's profitability in the future. The full quarter of expenses at March 31, 2020 is compared to the same period in 2019 when these changes were not yet incorporated in the Company.
Other. Other noninterest expense increased to $4.3 million in the first quarter of 2020, or 70.9% when compared to the same period in 2019. At March 31, 2020 insurance expense increased to $524,000, an increase of $449,000, or 595.5%, from the same period in 2019. The increase in insurance costs is directly related to increased premiums paid by Colony associated with a new commercial captive insurance policy. Advertising and marketing expenses at March 31, 2020 were $296,000, an increase of $207,000, or 232.6%, compared to the same period in 2019 which was the result of promoting a deposit campaign that was run during 2019. ATM and data processing expenses increased to $912,000 at March 31, 2020, which was an increase of $300,000 from the same period in 2019 which is related to overall growth experience by the Colony during the year. Lastly, amortization of intangibles increased to $212,000 at March 31, 2020, an increase of $185,000, or 667.5% from the same period in 2019 which is directly related to the growth of the Bank through acquisitions during the year.

Income Tax Expense
Income tax expense for the three months ended March 31, 2020 and 2019 was $328,000 and $699,000, respectively. The Company’s effective tax rates were 21% for the three months ended March 31, 2020 and 2019, respectively.
Balance Sheet Review
Total assets at March 31, 2020 and December 31, 2019 were $1.5 billion, respectively.
Loans and Allowance for Loan Losses
At March 31, 2020, gross loans outstanding (excluding loans held for sale) were $989.0 million, an increase of $20.2 million, or 2.09%, compared with $968.8 million at December 31, 2019.
At March 31, 2020, approximately 66.6% of our loans are secured by commercial real estate. The following table presents a summary of the loan portfolio.

Table 7 - Loans Outstanding
(dollars in thousands)
	March 31, 2020	December 31, 2019
Construction, land and land development	$134,037	$96,097
Other commercial real estate	524,484	540,239
Total commercial real estate	658,521	636,336
Residential real estate	190,969	194,796
Commercial, financial, & agricultural	116,786	114,360
Consumer and other	22,750	23,322
Total loans	$989,026	$968,814

As a percentage of total loans:
Construction, land and land development	13.6%	9.9%
Other commercial real estate	53.0%	55.8%
Total commercial real estate	66.6%	65.7%
Residential real estate	19.3%	20.1%
Commercial, financial & agricultural	11.8%	11.8%
Consumer and other	2.3%	2.4%
Total loans	100%	100%
The Company's risk mitigation processes include an independent loan review designed to evaluate the credit risk in the loan portfolio and to ensure credit grade accuracy. The analysis serves as a tool to assist management in assessing the overall credit quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as "substandard" are loans which are inadequately protected by the current credit worthiness and paying capacity of the borrower and/or the collateral pledged. These assets exhibit well-defined weaknesses or are showing signs there is a distinct possibility the Company will sustain some loss if the deficiencies are not corrected. These weaknesses may be characterized by past due performance, operating losses and/or questionable collateral values. Loans classified as "doubtful" are those loans that have characteristics similar to substandard loans but have an increased risk of loss. Loans classified as "loss" are those loans which are considered uncollectable and are in the process of being charged off.
The Company regularly monitors the composition of the loan portfolio as part of its evaluation over the adequacy of the allowance for loan losses. The Company focuses on the following loan categories: (1) construction, land and land development; (2) commercial, financial and agricultural; (3) commercial and farmland real estate; (4) residential real estate; and (5) consumer.
The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. The provision for loan losses is based on management’s evaluation of the size and composition of the loan portfolio, the level of non-performing and past-due loans, historical trends of charged off loans and recoveries, prevailing economic conditions and other factors management deems appropriate. The Company’s management has established an allowance for loan losses which it believes is adequate for the probable incurred losses in the loan portfolio. Based on a credit evaluation of the loan portfolio, management presents a quarterly review of the allowance for loan losses to the Company’s Board of Directors, which primarily focuses on risk by evaluating individual loans in certain risk categories. These categories have also been established by management and take the form of loan grades. By grading the loan portfolio in this manner the Company’s management is able to effectively evaluate the portfolio by risk, which management believes is the most effective way to analyze the loan portfolio and thus analyze the adequacy of the allowance for loan losses.
The allowance for loan losses is established by examining (1) the large classified loans, nonaccrual loans and loans considered impaired and evaluating them individually to determine the specific reserve allocation and (2) the remainder of the loan portfolio to allocate a portion of the allowance based on past loss experience and the economic conditions for the particular loan category. The Company also considers other factors such as changes in lending policies and procedures; changes in national, regional and/or local economic and business conditions; changes in the nature and volume of the loan portfolio; changes in the experience, ability and depth of either the market president or lending staff; changes in the volume and severity of past-due and classified loans; changes in the quality of the loan review system; and other factors management deems appropriate.
The allowance for loan losses was $8.4 million at March 31, 2020 compared to $6.6 million at December 31, 2019, an increase of $1.8 million, or 27.2%. While asset quality remains stable period over period, social and economic disruption in response to the COVID-19 pandemic began resulting in businesses closures and job losses during the first quarter of 2020. As such, additional qualitative measures were incorporated as part of the March 31, 2020 allowance for loan losses calculation which was the primary cause for the increase to the provision for loan losses during the first quarter of 2020 compared to the same period 2019.
Additional information about the Company’s allowance for loan losses is provided in Note 5 to our consolidated financial statements as of March 31, 2020, included elsewhere in this Form 10-Q.
The following table presents an analysis of the allowance for loan losses as of and for the three months ended March 31, 2020 and 2019:

Table 8 - Analysis of Allowance for Loan Loss
(dollars in thousands)
	March 31, 2020		March 31, 2019
	Reserve	%*	Reserve	%*
Construction, land and land development	$354	13.6%	$20	9.9%
Other commercial real estate	4,821	53.0%	5,062	55.8%
Residential real estate	1,202	19%	949	20.1%
Commercial, financial, & agricultural	1,780	12%	466	11.8%
Consumer and other	226	2%	92	2.4%
	$8,384	100%	$6,589	100.0%
*Percentage represents the loan balance in each category expressed as a percentage of total end of period loans.

The following table presents a summary of allowance for loan loss for the three months ended March 31, 2020 and 2019.

Table 9 - Summary of Allowance for Loan Loss
(in thousands)
	Three Months Ended
	March 31, 2020	March 31, 2019
Allowance for loan loss - beginning balance	$6,863	$7,277
Charge-offs:
Construction, land and land development	—	29
Other commercial real estate	30	119
Residential real estate	64	629
Commercial, financial, & agricultural	68	97
Consumer and other	351	70
Total loans charged-off	513	944
Recoveries:
Construction, land and land development	14	17
Other commercial real estate	5	34
Residential real estate	4	49
Commercial, financial, & agricultural	1	6
Consumer and other	55	19
Total recoveries	79	125
Net charge-offs	434	819
Provision for loan loss	1,956	131
Allowance for loan loss - ending balance	$8,385	$6,589

Net charge-offs to average loans (annualized)	0.18%	0.30%
Allowance for loan losses to total loans	0.85%	0.84%
Allowance to nonperforming loans	82.77%	67.06%
Management believes the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio as of March 31, 2020; provided, however, that with the emergence of the COVID-19 pandemic late in the first quarter of 2020 leading to significant market changes, high levels of unemployment and increasing degrees of uncertainty in the U.S. economy, the impact on collectability is not currently known, and it is possible that additional provisions for credit losses could be needed in future periods.

Nonperforming Assets
Asset quality remained stable during the first quarter of 2020. The outbreak of COVID-19 will likely have an impact on our asset quality, but it is unknown to what extent at this point. Nonperforming assets include nonaccrual loans, accruing loans contractually past due 90 days or more, repossessed personal property and other real estate owned ("OREO"). Nonaccrual loans totaled $10.1 million at March 31, 2020, an increase of $304,000, or 3.1%, from $9.8 million at December 31, 2019. There were no loans contractually past due 90 days or more and still accruing for either period presented. At March 31, 2020, OREO totaled $847,000, a decrease of $473,000, or 35.8%, compared with $1.3 million at December 31, 2019. The decrease in OREO was due to several OREO property sales during the first quarter 2020. At the end of the first quarter 2020, total nonperforming assets as a percent of total assets decreased to 0.73% compared with 0.74% at December 31, 2019.
Generally, loans are placed on non-accrual status if principal or interest payments become 90 days past due and/or management deems the collectability of the principal and/or interest to be in question, as well as when required by regulatory requirements. Loans to a customer whose financial condition has deteriorated are considered for non-accrual status whether or not the loan is 90 days or more past due. Once interest accruals are discontinued, accrued but uncollected interest is charged to current year operations. Subsequent loan payments made on nonaccrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Classification of a loan as nonaccrual does not preclude the ultimate collection of loan principal or interest.
Foreclosed property is initially recorded at fair value, less estimated costs to sell. If the fair value, less estimated costs to sell, at the time of foreclosure is less than the loan balance, the deficiency is charged against the allowance for loan losses. If the lesser of the fair value, less estimated costs to sell, or the listed selling price, less the costs to sell, of the foreclosed property decreases during the holding period, a valuation allowance is established with a charge with a charge to foreclosed property expense. When the foreclosed property is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property.
Nonperforming assets at March 31, 2020 and December 31, 2019 were as follows:

Table 10 - Nonperforming Assets
(dollars in thousands)
	March 31, 2020	December 31, 2019
Nonaccrual loans	$10,130	$9,179
Loans past due 90 days and accruing	—	—
Repossessed assets	19	13
Other real estate owned	847	1,320
Total nonperforming assets	$10,996	$10,512
Nonaccrual loans by loan segment
Construction, land and land development	$81	$32
Commercial real estate	3,805	3,738
Residential real estate	3,336	3,643
Commercial, financial & agriculture	2,779	1,628
Consumer & other	129	138
Total nonaccrual loans	$10,130	$9,179

NPAs as a percentage of total loans and OREO	1.11%	1.08%
NPAs as a percentages of total assets	0.73%	0.69%
Nonaccrual loans as a percentage of total loans	1.02%	0.95%
Nonperforming Loans	65.07%	69.85%

The restructuring of a loan is considered a "troubled debt restructuring ("TDR")" if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted the borrower a concession that we would not consider otherwise. At March 31, 2020, TDRs totaled $12.2 million, essentially unchanged from $12.3 million reported December 31, 2019. At

March 31, 2020 and December 31, 2019, all TDRs were performing according to their modified terms and were therefore not considered to be nonperforming assets.
In March 2020, regulatory agencies issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID–19. The agencies confirmed with the staff of the FASB that short–term modifications made on a good faith basis in response to the COVID–19 pandemic to borrowers who were current prior to any relief, are not to be considered TDRs. See Note 1 to of our consolidated financial statements as of March 31, 2020, included elsewhere in this Form 10-Q, for more information regarding accounting treatment of loan modifications as a response to COVID-19.
Deposits at March 31, 2020 and December 31, 2019 were as follows:

Table 11 - Deposits
(dollars in thousands)
	March 31, 2020	December 31, 2019
Noninterest-bearing deposits	$235,269	$232,635
Interest-bearing deposits	639,798	624,658
Savings	95,395	88,970
Time, $250,000 and over	48,742	55,677
Other time	273,872	291,802
Total deposits	$1,293,076	$1,293,742
Total deposits were $1.29 billion at March 31, 2020 and December 31, 2019. As of March 31, 2020, 18.2% of total deposits were comprised of noninterest-bearing accounts and 81.8% of interest-bearing deposit accounts compared to 18.0% and 82.0% as of December 31, 2019, respectively.
We had $2.0 million in brokered deposits at March 31, 2020 and December 31, 2019. We use brokered deposits, subject to certain limitations and requirements, as a source of funding to support our asset growth and augment the deposits generated from our branch network, which are our principal source of funding. Our level of brokered deposits varies from time to time depending on competitive interest rate conditions and other factors and tends to increase as a percentage of total deposits when the brokered deposits are less costly than issuing internet certificates of deposit or borrowing from the Federal Home Loan Bank.
Off-Balance Sheet Arrangements
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
The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include cash or cash equivalents, unimproved or improved real estate, personal property or other acceptable collateral.
See Note 9 to our consolidated financial statements as of March 31, 2020, included elsewhere in this Form 10-Q, for a table setting forth the financial instruments that were outstanding whose contract amounts represent credit risk and more information regarding our off-balance sheet arrangements as of March 31, 2020 and December 31, 2019.

Liquidity
An important part of the Bank's liquidity resides in the asset portion of the balance sheet, which provides liquidity primarily through loan interest and principal repayments and the maturities and sales of securities, as well as the ability to use these assets as collateral for borrowings on a secured basis.
The Bank's main source of liquidity is customer interest-bearing and noninterest-bearing deposit accounts. Liquidity is also available from wholesale funding sources consisting primarily of Federal funds purchased, FHLB advances and brokered deposits. These sources of liquidity are generally short-term in nature and are used as necessary to fund asset growth and meet other short-term liquidity needs.
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
Liquidity management involves the matching of cash flow requirements of customers and the ability of the Company to manage those requirements. These requirements of customers, including but not limited to, deposits being withdrawn or providing assurance to borrowers that sufficient funds are available to meet their credit needs. We strive to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance we have in short-term assets at any given time will adequately cover any reasonably anticipated need for funds. Additionally, we maintain relationships with correspondent banks, which could provide funds on short notice, if needed. We have also invested in FHLB stock for the purpose of establishing credit lines with the FHLB. At March 31, 2020 and December 31, 2019, we had $36.5 million and $47.0 million, respectively, of outstanding advances from the FHLB. Based on the values of loans pledged as collateral, we had $341.4 million and $321.4 million of additional borrowing availability with the FHLB at March 31, 2020 and December 31, 2019, respectively.
In addition, the Parent Company is a separate entity from the Bank, as such it must provide for its own liquidity. The Parent Company is responsible for the payment of dividends declared for its common shareholders and payment of interest and principal on any outstanding debt or trust preferred securities. These obligations are met through internal capital resources such as service fees and dividends from the Bank, which are limited by applicable laws and regulations.

Capital Resources
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
The table below summarizes the capital requirements applicable to the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Bank’s capital ratios as of March 31, 2020 and December 31, 2019. The Bank exceeded all regulatory capital requirements and was considered to be “well-capitalized” as of March 31, 2020 and December 31, 2019. There have been no conditions or events since December 31, 2019 that management believes would change this classification. While the Company believes that it has sufficient capital to withstand an extended economic recession brought about by COVID-19, its reported and regulatory capital ratios could be adversely impacted in future periods.

Table 12 - Capital Ratio Requirements
	Minimum Requirement	Well-capitalized¹
Risk-based ratios:
Common equity tier 1 capital (CET1)	4.5%	6.5%
Tier 1 capital	6.0	8.0
Total capital	8.0	10.0
Leverage ratio	4.0	5.0
(1) The prompt corrective action provisions are only applicable at the bank level.

Table 13 - Capital Ratios
Company	March 31, 2020	December 31, 2019
CET1 risk-based capital ratio	10.47%	10.33%
Tier 1 risk-based capital ratio	12.68	12.52
Total risk-based capital ratio	13.47	13.17
Leverage ratio	9.06	8.92

Colony Bank
CET1 risk-based capital ratio	13.19%	13.54%
Tier 1 risk-based capital ratio	13.19	13.52
Total risk-based capital ratio	13.98	14.19
Leverage ratio	9.46	9.77

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company's primary market risk exposures are credit risk, interest rate risk, and to a lesser degree, liquidity risk. The Bank operates under an Asset Liability Management Policy which is approved by the ALCO, which is a Board committee that meets regularly. The policy outlines limits on interest rate risk in terms of changes in net interest income and changes in the net market values of assets and liabilities over certain changes in interest rate environments. These measurements are made through a simulation model which projects the impact of changes in interest rates on the Bank's assets and liabilities. The policy also outlines responsibility for monitoring interest rate risk and the process for the approval, implementation and monitoring of interest rate risk strategies to achieve the Bank's interest rate risk objectives.
In addition to interest rate risk, the recent COVID-19 pandemic and the related stay-at-home and self-distancing mandates will likely expose us to additional market value risk. Protracted closures, furloughs and lay-offs have curtailed economic activity, and will likely continue to curtail economic activity and could result in lower fair values for collateral in our loan portfolio.
The following table presents our interest sensitivity position at the dates indicated.

Table 14 - Interest Sensitivity
	Increase (Decrease) in Net Interest Income from Base Scenario at
	March 31, 2020	December 31, 2019
Changes in rates
200 basis point increase	7.27%	3.87%
100 basis point increase	4.13%	2.54%
100 basis point decrease	(5.07)%	(4.12)%
See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2019 for additional disclosures related to market and interest rate risk.
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
During the three months ended March 31, 2020, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION
ITEM 1 – LEGAL PROCEEDINGS
In the ordinary course of business, there are various legal proceedings pending against the Company and the Bank. The aggregate liabilities, if any, arising from such proceedings would not, in the opinion of management, have a material adverse effect on the Company’s consolidated financial position.
ITEM 1A – RISK FACTORS
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in "Part I - Item IA - Risk Factors” of the Company’s 2019 Form 10-K which could materially affect its business, financial position, results of operations, cash flows, or future results. Please be aware that these risks may change over time and other risks may prove to be important in the future. In addition, these may be heightened by the disruption and uncertainty resulting from COVID-19. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition or results of operations, or the trading price of our securities.
Other than the risk factors set forth below related to COVID-19, there have been no material changes in the risk factors discussed in "Part I - Item IA - Risk Factors” of the Company’s 2019 Form 10-K. There have been no material changes to the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, except as described below.
The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations and financial condition, and such effects will depend on future developments, which are highly uncertain and are difficult to predict.
Global health concerns relating to the COVID-19 outbreak and related government actions taken to reduce the spread of the virus have been weighing on the macroeconomic environment, and the outbreak has significantly increased economic uncertainty and reduced economic activity. The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. Such measures have significantly contributed to rising unemployment and negatively impacted consumer and business spending. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the virus, including the passage of the CARES Act, but there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion.
The outbreak has adversely impacted and is likely to further adversely impact our workforce and operations and the operations of our borrowers, customers and business partners. In particular, we may experience financial losses due to a number of operational factors impacting us or our borrowers, customers or business partners, including but not limited to:
• employees contracting COVID-19;
• a work stoppage, forced quarantine, or other interruption of the Company’s business;
• unavailability of key personnel necessary to conduct the Company’s business activities;
• sustained closures of the Bank’s branch lobbies or the offices of the Bank’s customers;
• declines in demand for loans and other banking services and products;
• reduced consumer spending due to both job losses and other effects attributable to the pandemic;
• unprecedented volatility in United States financial markets;
• volatile performance of the Company’s investment securities portfolio;
• credit losses resulting from financial stress being experienced by our borrowers as a result of the outbreak and related governmental actions, particularly in the hospitality, energy, retail and restaurant industries, but across other industries as well;
• declines in collateral values;
• third party disruptions, including outages at network providers and other suppliers;

• increased cyber and payment fraud risk, as cybercriminals attempt to profit from the disruption, given increased online and remote activity; and
• operational failures due to changes in our normal business practices necessitated by the outbreak and related governmental actions.
These factors may remain prevalent for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the COVID-19 outbreak has subsided.
The spread of COVID-19 has caused us to modify our business practices (including restricting employee travel, and developing work from home and social distancing plans for our employees), and we may take further actions as may be required by government authorities or as we determine are in the best interests of our employees, customers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or will otherwise be satisfactory to government authorities.
The extent to which the coronavirus outbreak impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, any adverse results from current or future litigation related to COVID-19 as a result of our participation in and execution of government programs related to COVID-19, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future.
There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole.
The COVID-19 pandemic has resulted in significant market volatility and lower interest rates that could materially affect the Company’s results of operations and access to capital.
The COVID-19 pandemic has also caused significant recent volatility in financial markets and adverse economic conditions and may have significant long-term adverse effects on the U.S. economy, including increased instability in capital markets, declines in business and consumer confidence, reductions in economic activity, increased unemployment and recession. This may result in decreased capital and liquidity. If the economic situation deteriorates, federal and state regulators may also consider taking actions such as suspension of dividends, share repurchases and other capital distributions in order to conserve capital and retain capacity, any of which could adversely impact the Company’s business. Further, sustained adverse effects from the COVID-19 pandemic may also prevent us from satisfying our regulatory and other supervisory requirements or result in downgrades in our credit ratings making it more difficult to access the capital markets.
Additionally, the economic disruption caused by COVID-19 has resulted in a number of Federal Reserve actions resulting in market interest rates declining significantly. We expect that these reductions in interest rates, especially if prolonged, could adversely affect the Company’s net interest income, net interest margins and profitability. Furthermore, such low rates increase the risk of a negative interest rate environment in which interest rates drop below zero, either broadly or for some types of instruments. Such an occurrence would likely further reduce the interest the Company earns on loans and other earning assets, while also likely requiring the Company to pay to maintain its deposits with the Federal Reserve Bank. The Company’s systems may not be able to handle adequately a negative interest rate environment and not all variable rate instruments are designed for such a circumstance. The Company cannot predict the nature or timing of future changes in monetary policies in response to COVID-19 or the precise effects that they may have on the Company’s activities and financial results.
The COVID-19 pandemic has impacted, and will likely continue to impact, the Company’s operations.
As a result of the COVID-19 pandemic, the Company has taken significant precautions to ensure the health and safety of its employees and customers, which include operating our branches as drive-thru and appointment only branches and having our employees working remotely. These precautions could impact demand for the Company’s products and services. The increased reliance on remote access to information systems increases the Company’s exposure to potential cybersecurity breaches and could impact the Company’s productivity. Additionally, the Company’s business customers are increasingly required to work remotely as well and may not have appropriately secured remote networks, which may make us more vulnerable to cyber-attacks or phishing schemes. Furthermore, if a large proportion of the Company’s key employees were to contract COVID-19 or be quarantined as a result of the virus, the Company’s operations could be adversely impacted and its business continuity plans may not prove effective.
In addition, federal, state and local governments have mandated or encouraged financial services companies to make accommodations to borrowers and other customers affected by the COVID-19 pandemic. Legal and regulatory responses to concerns about the COVID-19 pandemic could result in additional regulation or restrictions affecting the conduct of our business in the future. In addition to the potential affects from negative economic conditions noted above, the Company instituted certain programs to help COVID-19 impacted customers, including offering payment deferment and other loan relief, as appropriate, for customers impacted by COVID-19. The Company’s liquidity could be negatively impacted if a significant number of customers apply and are approved for the deferral of payments. In addition, if these deferrals are not effective in mitigating the effect of COVID-19 on the Company’s customers, it may adversely affect its business and results of operations more substantially over a longer period of time.
As a participating lender in the Small Business Administration’s Paycheck Protection Program, the Company and the Bank are subject to additional risks of litigation from the Bank’s clients or other parties regarding the Bank’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.
On March 27, 2020, President Trump signed the CARES Act, which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Company to risks relating to noncompliance with the PPP. On April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. Legislation providing an additional $320 billion in funding for the PPP was signed into law on April 24, 2020. The SBA began accepting applications for the new funding on April 27, 2020.
Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. The Company and the Bank may be exposed to the risk of litigation, from both clients and non-clients that approached the Bank regarding PPP loans, regarding its process and procedures used in processing applications for the PPP. If any such litigation is filed against the Company or the Bank and is not resolved in a manner favorable to the Company or the Bank, it may result in significant financial liability or adversely affect the Company’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.
The Company also has credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Bank, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by the Bank, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.
ITEM 2 – UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no shares of the Company’s common stock sold during the three-month period ended March 31, 2020.
ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable
ITEM 5 – OTHER INFORMATION
None

ITEM 6 – EXHIBITS

3.1 Articles of Incorporation, As Amended -filed as Exhibit 99.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-12436), filed with the Commission on August 4, 2014 and incorporated herein by reference.

3.2 Amended and Restated Bylaws -filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K (File No. 0-12436), filed with the Commission on March 30, 2020 and incorporated herein by reference.

31.1 Certificate of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2 Certificate of Chief Financial Officer Pursuant to Section 302 of Sarbanes – Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019; (ii) Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2020 and 2019; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2020 and 2019; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2020 and 2019; (v) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2020 and 2019; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements*

104 The cover page from Colony Bankcorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (formatted in Inline XBRL and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Colony Bankcorp, Inc.

/s/ T. Heath Fountain
Date: May 15, 2020	T. Heath Fountain
President/Director/Chief Executive Officer

/s/ Tracie Youngblood
Date: May 15, 2020	Tracie Youngblood
Executive Vice-President/Director/Chief Financial Officer