Form 10-Q
period 2020-06-30
COLONY BANKCORP INC
filed 2020-08-10
CIK 711669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with the new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 7, 2020, the registrant had 9,498,783 shares of common stock, $1.00 par value per share, issued and outstanding.

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2020 AND DECEMBER 31, 2019
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	June 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$17,313	$15,570
Interest-bearing deposits in banks	173,733	88,522
Cash and cash equivalents	191,046	104,092
Investment securities available for sale, at fair value	373,610	347,332
Other investments, at cost	3,954	4,288
Loans held for sale	16,537	10,076
Loans	1,113,977	968,814
Allowance for loan losses	(10,289)	(6,863)
Loans, net	1,103,688	961,951
Premises and equipment	33,276	32,482
Other real estate	1,769	1,320
Goodwill	15,992	16,477
Other intangible assets	2,678	3,056
Bank-owned life insurance	21,963	21,629
Other assets	13,055	12,610
Total assets	$1,777,568	$1,515,313

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits
Noninterest-bearing	$328,850	$232,635
Interest-bearing	1,092,908	1,061,107
Total deposits	1,421,758	1,293,742

Federal Home Loan Bank advances	36,500	47,000
Paycheck Protection Program Liquidity Facility	134,500	—
Other borrowings	38,292	38,792
Other liabilities	7,924	5,273
Total liabilities	1,638,974	1,384,807

Stockholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized, none issued or outstanding as of June 30, 2020 and December 31, 2019, respectively	—	—
Common stock, par value $1.00 per share; 20,000,000 shares authorized, 9,498,783 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	9,499	9,499
Paid in capital	43,199	43,667
Retained earnings	78,895	76,978
Accumulated other comprehensive income, net of tax	7,001	362
Total stockholders' equity	138,594	130,506
Total liabilities and stockholders' equity	$1,777,568	$1,515,313
See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Interest Income
Loans, including fees	$13,699	$12,313	$26,989	$22,783
Investment securities	1,794	2,416	3,788	4,624
Deposits with other banks and short term investments	48	369	332	704
Total interest income	15,541	15,098	31,109	28,111

Interest expense
Deposits	1,403	2,632	3,621	4,754
Federal Home Loan Bank Advances	211	246	468	506
Paycheck Protection Program Liquidity Facility	87	—	87	—
Other borrowings	299	395	688	669
Total interest expense	2,000	3,273	4,864	5,929
Net interest income	13,541	11,825	26,245	22,182
Provision for loan losses	2,200	179	4,156	310
Net interest income after provision for loan losses	11,341	11,646	22,089	21,872

Noninterest income
Service charges on deposits	886	1,070	2,190	2,034
Other service charges, commissions and fees	1,522	1,110	2,785	2,010
Mortgage fee income	1,827	544	3,089	687
Gain on sale of SBA loans	46	—	256	—
Gain on sale of securities	—	65	293	65
Other	562	1,211	791	1,538
Total noninterest income	4,843	4,000	9,404	6,334

Noninterest Expenses
Salaries and employee benefits	7,729	6,292	15,227	11,663
Occupancy and equipment	1,316	1,144	2,634	2,169
Acquisition related expenses	220	1,928	507	1,961
Other	4,110	3,650	8,385	6,247
Total noninterest expense	13,375	13,014	26,753	22,040

Income before income taxes	2,809	2,632	4,740	6,166
Income taxes	595	531	923	1,230
Net income	$2,214	$2,101	$3,817	$4,936

Net income per share of common stock
Basic	$0.23	$0.23	$0.40	$0.56
Diluted	$0.23	$0.23	$0.40	$0.56
Cash dividends paid per share of common stock	$0.10	$0.075	$0.20	$0.15
Weighted average basic shares outstanding	9,498,783	9,089,461	9,498,783	8,764,909
Weighted average diluted shares outstanding	9,498,783	9,089,461	9,498,783	8,764,909
 See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net income	$2,214	$2,101	$3,817	$4,936
Other comprehensive income:
Unrealized gains on securities arising during the period	2,195	6,720	8,697	10,724
Tax effect	(461)	(1,411)	(1,827)	(2,252)
Realized (gains) on sale of available for sale securities	—	(65)	(293)	(65)
Tax effect	—	14	62	14
Change in unrealized gains on securities available for sale, net of reclassification adjustment and tax effects	1,734	5,258	6,639	8,421
Comprehensive income	$3,948	$7,359	$10,456	$13,357

 See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Common Stock
Three Months Ended	Shares	Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, March 31, 2020	$9,499	$9,499	$43,675	$77,631	$5,267	$136,072
Change in net unrealized gains on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	1,734	1,734
Dividends on common shares ($0.10 per share)	—	—	—	(950)	—	(950)
Goodwill adjustment	—	—	(485)	—	—	(485)
Stock-based compensation expense	—	—	9	—	—	9
Net income		—	—	2,214	—	2,214
Balance, June 30, 2020	$9,499	$9,499	$43,199	$78,895	$7,001	$138,594

Balance, March 31, 2019	$8,445	$8,445	$25,987	$71,661	$(5,027)	$101,066
Change in net unrealized gains on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	5,258	5,258
Dividends on common shares ($0.075 per share)	—	—	—	(633)	—	(633)
Issuance of common stock	1,054	1,054	17,655	—	—	18,709
Stock-based compensation expense	—	—	8	—	—	8
Net income	—	—	—	2,101	—	2,101
Balance, June 30, 2019	$9,499	$9,499	$43,650	$73,129	$231	$126,509
 See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Common Stock
Six Months Ended	Shares	Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2019	9,499	$9,499	$43,667	$76,978	$362	$130,506
Change in net unrealized gains on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	6,639	6,639
Dividends on common shares ($0.20 per share)	—	—	—	(1,900)	—	(1,900)
Goodwill adjustment	—	—	(485)	—	—	(485)
Stock-based compensation expense	—	—	17	—	—	17
Net income	—	—	—	3,817	—	3,817
Balance, June 30, 2020	9,499	$9,499	$43,199	$78,895	$7,001	$138,594

Balance, December 31, 2018	$8,445	$8,445	$25,978	$69,459	$(8,190)	$95,692
Change in net unrealized gains on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	—	8,421	8,421
Dividends on common shares ($0.15 per share)	—	—	—	(1,266)	—	(1,266)
Issuance of common stock	1,054	1,054	17,655	—	—	18,709
Stock-based compensation expense	—	—	17	—	—	17
Net income	—	—	—	4,936	—	4,936
Balance, June 30, 2019	9,499	$9,499	$43,650	$73,129	$231	$126,509
 See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Six Months Ended
	June 30, 2020	June 30, 2019
Operating Activities
Net income	$3,817	$4,936
Adjustments reconciling net income to net cash provided by operating activities:
Provision for loan losses	4,156	310
Depreciation, amortization, and accretion	2,042	1,386
Share-based compensation expense	17	17
Gain on sale of securities	(293)	(65)
Gain on sale of SBA loans	(256)	—
Loss on sale of other real estate	(98)	(833)
Loss on sale of premises & equipment	104	149
Originations of loans held for sale	(83,007)	(13,404)
Proceeds from sales of loans held for sale	76,802	9,591
Change in bank-owned life insurance	(334)	219
Change in other assets	(2,210)	1,031
Change in other liabilities	2,651	616
Net cash provided by operating activities	3,391	3,953
Investing Activities
Purchases of investment securities available for sale	(79,988)	(82,057)
Proceeds from maturities, calls, and paydowns of investment securities available for sale	46,302	27,373
Proceeds from sale of investment securities available for sale	15,314	56,821
Proceeds from sale of investment securities held to maturity	—	1,766
Net loans	(147,129)	(23,474)
Purchase of premises and equipment	(2,011)	(2,576)
Proceeds from sale of other real estate	1,125	2,143
Redemption of Federal Home Loan Bank Stock	334	195
Proceeds from sale of premises and equipment	—	37
Net cash and cash equivalents paid in acquisition	—	(467)
Net cash (used in) investing activities	(166,053)	(20,239)
Financing Activities
Increase in noninterest-bearing customer deposits	96,215	8,017
Increase in interest-bearing customer deposits	31,801	14,728
Dividends paid for common stock	(1,900)	(1,266)
Issuance of Paycheck Protection Program Liquidity Fund	134,500	—
Payments on Federal Home Loan Bank Advances	(24,500)	(5,000)
Proceeds from Federal Home Loan Bank Advances	14,000	—
Payments on Other borrowings	(500)	(250)
Proceeds from Other borrowings	—	15,313
Net cash provided by financing activities	249,616	31,542
Net increase in cash and cash equivalents	86,954	15,256
Cash and cash equivalents at beginning of period	104,092	60,156
Cash and cash equivalents at end of period	$191,046	$75,412
COLONY BANKCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Six Months Ended
	June 30, 2020	June 30, 2019
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$5,179	$5,459
Cash paid during the period for income taxes	—	—
Goodwill adjustment	$485	—
Acquisition of real estate through foreclosure	1,476	245
 See accompanying notes to consolidated financial statements (unaudited).

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
The accounting and reporting policies of the Company conform to generally accepted accounting principles and practices utilized in the commercial banking industry for interim financial information and Regulation S-X. Accordingly, the accompanying unaudited interim consolidated financial statements do not include all of the information or notes required for complete financial statements.
The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results which may be expected for the year ending December 31, 2020. These statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 10-K”).
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
Use of Estimates
In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans and fair value of assets acquired and liabilities assumed in a business combination, including goodwill impairment.
Reclassifications
In certain instances, amounts reported in prior years’ consolidated financial statements have been reclassified to conform to statement presentations selected for 2020. Such reclassifications have not materially affected previously reported stockholders’ equity or net income.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Concentrations of Credit Risk
Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions. The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk. At June 30, 2020, approximately 86% of the Company’s loan portfolio was concentrated in loans secured by real estate. A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector. Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.
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
In January 2020, the FASB issued ASU No. 2020-01, "Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force)". This update clarifies whether an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative and how to account for certain forward contracts and purchased options to purchase securities. For public entities, this guidance is effective for fiscal years beginning after December 15, 2020. The Company does not expect the new guidance to have a material impact on the consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-04 "Reference Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04"). ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of ) reference rate reform on financial reporting. The amendments are effective for the Company as of March 12, 2020 through December 31, 2022. The Company does not believe this standard will have a material impact on its consolidated financial statements.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
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
•Paycheck Protection Program - The CARES Act established the Paycheck Protection Program “PPP”), an expansion of the Small Business Administration’s 7(a) loan program and the Economic Injury Disaster Loan Program (“EIDL”), administered directly by the SBA.
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
As such, beginning in late March 2020, the Company provided relief programs consisting primarily of 90-day payment deferral relief of principal and interest to borrowers negatively impacted by COVID-19 and has accounted for these loan modifications in accordance with ASC 310-40. In addition, the Company also provided principal only payment deferral relief to borrowers of which interest income has been recognized during the deferment period on these interest-only loans.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(2) Business Acquisitions
Acquisition of LBC Bancshares, Inc.
On May 1, 2019, the Company completed its acquisition of LBC Bancshares, Inc. (“LBC”), a bank holding company headquartered in LaGrange, Georgia. Upon consummation of the acquisition, LBC was merged with and into the Company, with Colony as the surviving entity in the merger. At that time, LBC’s wholly owned bank subsidiary, Calumet Bank, was also merged with and into the Bank. The acquisition expanded the Company’s market presence, as Calumet Bank had two full-service banking locations, one each in LaGrange, Georgia and Columbus, Georgia, as well as a loan production office in Atlanta, Georgia. Under the terms of the Agreement and Plan of Merger, each LBC shareholder had the option to receive either $23.50 in cash or 1.3239 shares of the Company’s common stock in exchange for each share of LBC common stock, subject to customary proration and allocation procedures such that 55% of LBC shares received the stock consideration and 45% received the cash consideration, with at least 50% of the merger consideration paid in the Company's common stock. As a result, the Company issued 1,053,875 common shares at a fair value of $18.2 million and paid $15.3 million in cash to the former shareholders of LBC as merger consideration.
The merger was effected by the issuance of shares of the Company’s common stock along with cash consideration to shareholders to LBC. The assets and liabilities of LBC as of the effective date of the merger were recorded at their respective estimated fair values and combined with those of the Company. The excess of the purchase price over the net estimated fair values of the acquired assets and liabilities was allocated to identifiable intangible assets with the remaining excess allocated to goodwill. Goodwill of $15.2 million was recorded as part of the LBC acquisition and is not expected to be deductible for income tax purposes.
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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(dollars in thousands, except market price)	Initial Fair Value Adjustments	Subsequent Adjustments (1)	Final Balance
Purchase price consideration:
Shares of CBAN common stock issued to LBC shareholders as of May 1, 2019	1,053,875	1,053,875	1,053,875
Market price of CBAN common stock on May 1, 2019	$17.75	$(0.46)	$17.29
Estimated fair value of CBAN common stock issued	18,706	(485)	18,221
Cash consideration paid	15,315	—	15,315
Total consideration	$34,021	$(485)	$33,536

Assets acquired at fair value:
Cash and cash equivalents	$15,678	$—	$15,678
Investments securities available for sale	49,172	—	49,172
Investments securities held to maturity	1,766	—	1,766
Restricted investments	479	—	479
Loans	130,568	—	130,568
Premises and equipment	3,009	—	3,009
Core deposit intangible	3,100	—	3,100
Other real estate	243	—	243
Prepaid and other assets	6,143	—	6,143
Total fair value of assets acquired	$210,158	$—	$210,158

Liabilities assumed at fair value:
Deposits	$(189,896)	$—	$(189,896)
FHLB advances	(1,000)	—	(1,000)
Payables and other liabilities	(975)	—	(975)
Total fair value of liabilities assumed	$(191,871)	$—	$(191,871)

Net assets acquired at fair value:	$18,287	$—	$18,287

Amount of goodwill resulting from acquisition	$15,734	$(485)	$15,249
(1) Subsequent adjustments were done within the one year period allowed after the acquisition.
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

(dollars in thousands)
Purchase price consideration:
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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(3) Investment Securities
The amortized cost and estimated fair value of securities available for sale along with gross unrealized gains and losses are summarized as follows:

(dollars in thousands)
June 30, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U.S. treasury securities	$245	$—	$—	$245
State, county & municipal securities	29,293	459	(52)	29,700
Corporate debt securities	3,002	4	—	3,006
Mortgage-backed securities	332,208	9,085	(634)	340,659
	$364,748	$9,548	$(686)	$373,610

December 31, 2019
Securities Available for Sale:
State, county & municipal securities	$5,133	$36	$(54)	$5,115
Corporate debt securities	2,811	11	(16)	2,806
Mortgage-backed securities	338,930	2,669	(2,188)	339,411
	$346,874	$2,716	$(2,258)	$347,332
The amortized cost and fair value of investment securities as of June 30, 2020, by contractual maturity, are shown hereafter. Expected maturities may differ from contractual maturities for certain investments because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This is often the case with mortgage-backed securities, which are disclosed separately in the table below.

	Securities Available for Sale
(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$894	$897
Due after one year through five years	3,956	3,989
Due after five years through ten years	4,346	4,421
Due after ten years	23,344	23,644
	$32,540	$32,951

Mortgage-backed securities	332,208	340,659
	$364,748	$373,610
Proceeds from the sale of investment securities totaled $15.3 million and $56.8 million for the six months ended June 30, 2020 and 2019, respectively. The sale of investment securities for the six months ended June 30, 2020 and 2019 resulted in gross realized gains of $355,000 and $117,000 and losses of $62,000 and $52,000, respectively.
Proceeds from the sale of investment securities held to maturity totaled $1.8 million for the first six months of 2019, and was sold at par.
Investment securities having a carrying value approximating $109.3 million and $122.3 million were pledged to secure public deposits and for other purposes as of June 30, 2020 and December 31, 2019, respectively.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Information pertaining to securities with gross unrealized losses at June 30, 2020 and December 31, 2019 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2020
State, county & municipal securities	$7,840	$(52)	$—	$—	$7,840	$(52)
Mortgage-backed securities	17,262	(116)	5,748	(518)	23,010	(634)
	$25,102	$(168)	$5,748	$(518)	$30,850	$(686)

December 31, 2019
State, county & municipal securities	$3,257	$(54)	$—	$—	$3,257	$(54)
Corporate debt securities	—	—	784	(16)	784	(16)
Mortgage-backed securities	60,860	(277)	119,110	(1,911)	179,970	(2,188)
	$64,117	$(331)	$119,894	$(1,927)	$184,011	$(2,258)
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
At June 30, 2020, 23 securities have unrealized losses. These securities are guaranteed by either the U.S. Government, other governments or U.S. corporations. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary.
(4) Loans
The following table presents the composition of loans segregated by legacy and purchased loans and by class of loans, as of June 30, 2020 and December 31, 2019. Purchased loans are defined as loans that were acquired in bank acquisitions.

	June 30, 2020
(dollars in thousands)	Legacy Loans	Purchased Loans	Total
Construction, land and land development	$104,153	$27,644	$131,797
Other commercial real estate	466,773	51,368	518,141
Total commercial real estate	570,926	79,012	649,938
Residential real estate	160,418	27,921	188,339
Commercial, financial, & agricultural	235,862	15,053	250,915
Consumer and other	21,508	3,277	24,785
Total Loans	$988,714	$125,263	$1,113,977

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2019
(dollars in thousands)	Legacy Loans	Purchased Loans	Total
Construction, land and land development	$83,036	$13,061	$96,097
Other commercial real estate	481,943	58,296	540,239
Total commercial real estate	564,979	71,357	636,336
Residential real estate	171,341	23,455	194,796
Commercial, financial, & agricultural	91,535	22,825	114,360
Consumer and other	19,245	4,077	23,322
Total Loans	$847,100	$121,714	$968,814
Commercial and industrial loans are extended to a diverse group of businesses within the Company’s market area. These loans are often underwritten based on the borrower’s ability to service the debt from income from the business. Real estate construction loans often require loan funds to be advanced prior to completion of the project. Due to uncertainties inherent in estimating construction costs, changes in interest rates and other economic conditions, these loans often pose a higher risk than other types of loans. Consumer loans are originated at the Bank level. These loans are generally smaller loan amounts spread across many individual borrowers to help minimize risk. The change in total legacy loans was primarily a result of commercial and industrial PPP loan originations during the second quarter of 2020, totaling $137.8 million at June 30, 2020.
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
The Company uses an eight category risk grading system to assign a risk grade to each loan in the portfolio. The following is a description of the general characteristics of the grades:
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
•Grades 7 and 8 – These grades correspond to regulatory classification definitions of “doubtful” and “loss,” respectively. In practice, any loan with these grades would be for a very short period of time, of which the Company has no loans with these assigned grades at June 30, 2020. Management manages the Company’s problem loans in such a way that uncollectible loans or uncollectible portions of loans are charged off immediately with any residual, collectible amounts assigned a risk grade of 6.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table presents the loan portfolio, excluding purchased loans, by credit quality indicator (risk grade) as of June 30, 2020 and December 31, 2019. Those loans with a risk grade of 1, 2, 3 or 4 have been combined in the pass column for presentation purposes.

(dollars in thousands)	Pass	Special Mention	Substandard	Total Loans
June 30, 2020
Construction, land and land development	$94,837	$9,054	$262	$104,153
Other commercial real estate	443,380	11,986	11,407	466,773
Total commercial real estate	538,217	21,040	11,669	570,926
Residential real estate	149,085	4,463	6,870	160,418
Commercial, financial, & agricultural	231,187	2,649	2,026	235,862
Consumer and other	21,169	166	173	21,508
Total Loans	$939,658	$28,318	$20,738	$988,714

(dollars in thousands)
December 31, 2019
Construction, land and land development	$82,322	$445	$269	$83,036
Other commercial real estate	459,064	13,438	9,441	481,943
Total commercial real estate	541,386	13,883	9,710	564,979
Residential real estate	159,194	4,632	7,515	171,341
Commercial, financial, & agricultural	86,558	1,973	3,004	91,535
Consumer and other	18,883	148	214	19,245
Total Loans	$806,021	$20,636	$20,443	$847,100
The following table presents the purchased loan portfolio by credit quality indicator (risk grade) as of June 30, 2020 and December 31, 2019. Those loans with a risk grade of 1, 2, 3 or 4 have been combined in the pass column for presentation purposes. For the period ending June 30, 2020, the Company did not have any loans classified as “doubtful” or a “loss”.

(dollars in thousands)	Pass	Special Mention	Substandard	Total Loans
June 30, 2020
Construction, land and land development	$26,951	$611	$82	$27,644
Other commercial real estate	50,956	376	36	51,368
Total commercial real estate	77,907	987	118	79,012
Residential real estate	27,563	267	91	27,921
Commercial, financial, & agricultural	12,136	2,875	42	15,053
Consumer and other	3,189	—	88	3,277
Total Loans	$120,795	$4,129	$339	$125,263

December 31, 2019
Construction, land and land development	$12,996	$—	$65	$13,061
Other commercial real estate	57,881	381	34	58,296
Total commercial real estate	70,877	381	99	71,357
Residential real estate	23,097	249	109	23,455
Commercial, financial, & agricultural	19,443	2,949	433	22,825
Consumer and other	4,077	—	—	4,077
Total Loans	$117,494	$3,579	$641	$121,714

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
A loan’s risk grade is assigned at loan origination and is based on the financial strength of the borrower and the type of collateral. Loan risk grades are subject to review at various times throughout the year as part of the Company’s ongoing loan review process. Loans with an assigned risk grade of six or below and an outstanding balance of $250,000 or more are reassessed on a quarterly basis. During this reassessment process individual reserves may be identified and placed against certain loans which are not considered impaired.
In assessing the overall economic condition of the markets in which it operates, the Company monitors the unemployment rates for its major service areas. The unemployment rates are reviewed on a quarterly basis as part of the allowance for loan loss determination.
Loans are placed on nonaccrual status if principal or interest payments become 90 days past due or when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory guidelines. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due.
The following table presents the aging of the amortized cost basis in legacy loans by aging category and accrual status as of June 30, 2020 and December 31, 2019:

(dollars in thousands)	30-89 Days Past Due	90 Days or More Past Due	Total Accruing Loans Past Due	Nonaccrual Loans	Current Loans	Total Loans
June 30, 2020
Construction, land and land development	$27	$—	$27	$27	$104,099	$104,153
Other commercial real estate	1,392	—	1,392	5,645	459,736	466,773
Total commercial real estate	1,419	—	1,419	5,672	563,835	570,926
Residential real estate	1,117	—	1,117	3,446	155,855	160,418
Commercial, financial, & agricultural	471	—	471	1,841	233,550	235,862
Consumer and other	85	—	85	115	21,308	21,508
Total Loans	$3,092	$—	$3,092	$11,074	$974,548	$988,714

December 31, 2019
Construction, land and land development	$50	$—	$50	$32	$82,954	$83,036
Other commercial real estate	335	—	335	3,738	477,870	481,943
Total commercial real estate	385	—	385	3,770	560,824	564,979
Residential real estate	1,296	—	1,296	3,643	166,402	171,341
Commercial, financial, & agricultural	212	—	212	1,628	89,695	91,535
Consumer and other	21	—	21	138	19,086	19,245
Total Loans	$1,914	$—	$1,914	$9,179	$836,007	$847,100

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table presents the aging of the amortized cost basis in purchased loans by aging category and accrual status as of June 30, 2020 and December 31, 2019:

(dollars in thousands)	30-89 Days Past Due	90 Days or More Past Due	Total Accruing Loans Past Due	Nonaccrual Loans	Current Loans	Total Loans
June 30, 2020
Construction, land and land development	$121	$—	$121	$160	$27,363	$27,644
Other commercial real estate	—		—	—	51,368	51,368
Total commercial real estate	121	—	121	160	78,731	79,012
Residential real estate	102	—	102	103	27,716	27,921
Commercial, financial, & agricultural	—	—	—	34	15,019	15,053
Consumer and other	7	—	7	88	3,182	3,277
Total Loans	$230	$—	$230	$385	$124,648	$125,263

December 31, 2019
Construction, land and land development	$—	$—	$—	$—	$13,061	$13,061
Other commercial real estate	83	—	83	—	58,213	58,296
Total commercial real estate	83	—	83	—	71,274	71,357
Residential real estate	57	—	57	—	23,398	23,455
Commercial, financial, & agricultural	553	—	553	—	22,272	22,825
Consumer and other	8	—	8	—	4,069	4,077
Total Loans	$701	$—	$701	$—	$121,013	$121,714

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table details impaired loan data, including purchased credit impaired loans, as of June 30, 2020.

	June 30, 2020
(dollars in thousands)	Unpaid Contractual Principal Balance	Impaired Balance	Related Allowance	Average Recorded Investment
With No Related Allowance Recorded
Construction, land and land development	$66	$66	$—	$66
Commercial real estate	12,777	12,012	—	11,826
Residential real estate	2,466	2,461		2,586
Commercial, financial & agriculture	289	289	—	273
Consumer & other	—	—	—	—
	15,598	14,828	—	14,751

With An Allowance Recorded
Construction, land and land development	—	—	—	—
Commercial real estate	8,379	8,285	2,022	7,335
Residential real estate	519	520	115	640
Commercial, financial & agriculture	752	749	702	1,369
Consumer & other	—	—	—	—
	9,650	9,554	2,839	9,344

Purchased Credit Impaired Loans
Construction, land and land development	118	82	—	74
Commercial real estate	123	36	—	35
Residential real estate	18	11	10	8
Commercial, financial & agriculture	61	42	—	39
Consumer & other	188	86	85	85
	508	257	95	241
Total
Construction, land and land development	184	148	—	140
Commercial real estate	21,279	20,333	2,022	19,196
Residential real estate	3,003	2,992	125	3,234
Commercial, financial & agriculture	1,102	1,080	702	1,681
Consumer & other	188	86	85	85
	$25,756	$24,639	$2,934	$24,336

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table details impaired loan data as of December 31, 2019.

	December 31, 2019
(dollars in thousands)	Unpaid Contractual Principal Balance	Impaired Balance	Related Allowance	Average Recorded Investment
With No Related Allowance Recorded
Construction, land and land development	$67	$67	$—	$168
Commercial real estate	12,455	11,639	—	13,924
Residential real estate	2,706	2,711	—	3,693
Commercial, financial & agriculture	257	257		910
Consumer & other	—	—	—	123
	15,485	14,674	—	18,818

With An Allowance Recorded
Construction, land and land development	—	—	—	80
Commercial real estate	6,379	6,385	1,939	3,898
Residential real estate	757	760	137	367
Commercial, financial & agriculture	2,189	1,989	1,073	722
Consumer & other	—	—	—	—
	9,325	9,134	3,149	5,067
Purchased Credit Impaired Loans
Construction, land and land development	65	65	—	80
Commercial real estate	34	34	—	35
Residential real estate	11	11	6	24
Commercial, financial & agriculture	37	37	—	47
Consumer & other	—	—	—	—
	147	147	6	186
Total
Construction, land and land development	132	132	—	328
Commercial real estate	18,868	18,058	1,939	17,857
Residential real estate	3,474	3,482	143	4,084
Commercial, financial & agriculture	2,483	2,283	1,073	1,679
Consumer & other	—	—	—	123
	$24,957	$23,955	$3,155	$24,071
Interest income recorded on impaired loans during the three months ended June 30, 2020 and 2019 were $104,000 and $274,000, respectively and during the six months ended June 30, 2020 and 2019 were $154,000 and $477,000, respectively.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Troubled Debt Restructings
The restructuring of a loan is considered a troubled debt restructuring ("TDRs") if both the borrower is experiencing financial difficulties and the Company has granted a concession to the terms of the loan. Concessions may include interest rate reductions to below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses.
As discussed in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2019, which are included in the Company’s 2019 Form 10-K, once a loan is identified as a TDR, it is accounted for as an impaired loan. The Company had no unfunded commitments to lend to a customer that has a troubled debt restructured loan as of June 30, 2020. The Company had no loan contracts restructured during the three or six month periods ended June 30, 2020 and 2019. Loans modified in a troubled debt restructuring are considered to be in default once the loan becomes 90 days past due. A TDR may cease being classified as impaired if the loan is subsequently modified at market terms and, has performed according to the modified terms for at least six months, and there has not been any prior principal forgiveness on a cumulative basis.
The Company had no loans that subsequently defaulted during the three or six months ended June 30, 2020 and 2019.
Modifications in Response to COVID-19
Certain borrowers are currently unable to meet their contractual payment obligations because of the adverse effects of the COVID-19 pandemic. To help mitigate these effects, loan customers may apply for a deferral of payments, or portions thereof, for up to three months. In the absence of other intervening factors, such short-term modifications made on a good faith basis are not categorized as troubled debt restructurings, nor are loans granted payment deferrals related to the COVID-19 pandemic reported as past due or placed on nonaccrual status (provided the loans were not past due or on nonaccrual status prior to the deferral).
As of June 30, 2020, the Company had approximately $113.2 million in loans still under their modified terms. The Company’s modification program included payment deferrals, interest only, and other forms of modifications. See Note 1 - Summary of Significant Accounting Policies for more information.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(5) Allowance for Loan Losses
The following tables detail activity in the allowance for loan losses, segregated by class of loan, for the three and six months periods ended June 30, 2020 and June 30, 2019. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other loan categories and periodically may result in reallocation within the provision categories.

(dollars in thousands)	Construction, land and land development	Other commercial real estate	Residential real estate	Commercial, financial & agricultural	Consumer and other	Total
Three months ended June 30, 2020
Beginning Balance	$354	$4,821	$1,203	$1,780	$226	$8,384
Charge-offs	(4)	—	(16)	—	(364)	(384)
Recoveries	12	21	6	19	31	89
Provision	397	869	438	114	382	2,200
Ending balance	759	5,711	1,631	1,913	275	10,289

Six months ended June 30, 2020
Beginning Balance	$215	$3,908	$980	$1,657	$103	$6,863
Charge-offs	(4)	(30)	(80)	(68)	(715)	(897)
Recoveries	25	26	10	20	86	167
Provision	523	1,807	721	304	801	4,156
Ending balance	759	5,711	1,631	1,913	275	10,289

Period end amount allocated to
Individually evaluated for impairment	—	2,022	115	702	—	2,839
Collectively evaluated for impairment	759	3,689	1,506	1,211	190	7,355
Purchase credit impaired	—	—	10	—	85	95
Ending Balance	759	5,711	1,631	1,913	275	10,289

Loans
Individually evaluated for impairment	66	20,297	2,981	1,038	—	24,382
Collectively evaluated for impairment	131,649	497,808	185,347	249,835	24,699	1,089,338
Purchase credit impaired	82	36	11	42	86	257
Ending balance	$131,797	$518,141	$188,339	$250,915	$24,785	$1,113,977

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(dollars in thousands)	Construction, land and land development	Other commercial real estate	Residential real estate	Commercial, financial & agricultural	Consumer and other	Total
Three months ended June 30, 2019
Beginning Balance	$20	$5,062	$949	$466	$92	$6,589
Charge-offs	—	—	(18)	(28)	(109)	(155)
Recoveries	37	7	110	11	11	176
Provision	(45)	(639)	(196)	972	87	179
Ending balance	12	4,430	845	1,421	81	6,789
Six months ended June 30, 2019
Beginning Balance	$131	$5,251	$1,181	$618	$96	$7,277
Charge-offs	(29)	(119)	(647)	(125)	(179)	(1,099)
Recoveries	54	41	159	17	30	301
Provision	(144)	(743)	152	911	134	310
Ending balance	12	4,430	845	1,421	81	6,789

December 31, 2019
Period end amount allocated to
Individually evaluated for impairment	—	1,939	137	1,073	—	3,149
Collectively evaluated for impairment	215	1,969	837	584	103	3,708
Purchase credit impaired	—	—	6	—	—	6
Ending Balance	215	3,908	980	1,657	103	6,863

Loans
Individually evaluated for impairment	67	18,024	3,471	2,246	—	23,808
Collectively evaluated for impairment	95,965	522,181	191,314	112,077	23,322	944,859
Purchase credit impaired	65	34	11	37	—	147
Ending Balance	$96,097	$540,239	$194,796	$114,360	$23,322	$968,814
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

(dollars in thousands)	Classification	June 30, 2020	December 31, 2019
Assets
Operating lease right-of-use assets	Other assets	$633	$572
Liabilities
Operating lease liabilities	Other liabilities	633	547
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
Operating lease cost was $64,000 and $31,000 for the three months ended June 30, 2020 and 2019, respectively, and $116,000 and $61,000 for the six months ended June 30, 2020 and 2019 respectively.
As of June 30, 2020, the weighted average remaining lease term was 4.59 years and the weighted average discount rate was 1.78%.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table represents the future maturities of the operating lease liabilities and other lease information as of June 30, 2020.

(dollars in thousands)	Lease Liability
2021	$222
2022	152
2023	101
2024	45
2025	45
After June 30, 2025	104
Total lease payments	$669
Less: interest	(36)
Present value of lease liabilities	$633

Supplemental lease information:
Cash paid for amounts included in the measurement of lease liabilities:	June 30, 2020
Operating cash flows from operating leases (cash payments)	$116
Operating cash flows from operating leases (lease liability reduction)	110
Operating lease right-of-use assets obtained in exchange for leases entered into during the period	196

(7) Borrowings
The following table presents information regarding the Company’s outstanding borrowings at June 30, 2020 and December 31, 2019:

(dollars in thousands)	June 30, 2020	December 31, 2019
Federal Home Loan Bank advances	$36,500	$47,000
Paycheck Protection Program (PPP) Liquidity Facility	134,500	—
Other borrowings	38,292	38,792
	$209,292	$85,792
Advances from the Federal Home Loan Bank (“FHLB”) have maturities ranging from 2021 to 2029 and interest rates ranging from 1.05% to 3.51%. As collateral on the outstanding FHLB advances, the Company has provided a blanket lien on its portfolio of qualifying residential first mortgage loans, commercial loans, multifamily loans and HELOC loans. At June 30, 2020, the lendable collateral of those loans pledged is $103.6 million. At June 30, 2020, the Company had remaining credit availability from the FHLB of $340.1 million. The Company may be required to pledge additional qualifying collateral in order to utilize the full amount of the remaining credit line.
On May 1, 2019, the Company completed a borrowing arrangement with a correspondent bank for $10.0 million. The term note is secured by the Bank’s stock, expires on May 1, 2024, and bears a fixed interest rate of 4.70%. The proceeds were used for the acquisition of LBC Bancshares, Inc. and its subsidiary, Calumet Bank. As of June 30, 2020, the outstanding balance totaled $8.8 million.
On May 1, 2019, the Company completed a revolving credit arrangement with a correspondent bank with a maximum line amount of $10.0 million. This line of credit is secured by the Bank’s stock, expires on May 1, 2021, and bears a variable interest rate of Wall Street Journal Prime minus 0.40%. The Company advanced $5.3 million that was used toward the acquisition of LBC Bancshares, Inc. and its subsidiary, Calumet Bank. As of June 30, 2020, the outstanding balance totaled $5.3 million.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
On April 20, 2020 the Company completed a Paycheck Protection Program Liquidity Facility (PPPLF) credit arrangement with The Federal Reserve Bank. This line of credit is secured by PPP loans and bears a fixed interest rate of 0.35% with a maturity date equal to the maturity date of the related PPP loans, with the PPP loans maturing either two or five years from the origination date of the PPP loan. The Company advanced $140.7 million that was used toward the funding of PPP loans. As of June 30, 2020, the outstanding balance totaled $134.5 million, and the Company's PPP loans and related PPPLF funding had a weighted average life of approximately 2 years.
The aggregate stated maturities of other borrowed money at June 30, 2020 are as follows:

(dollars in thousands)
Year	Amount
2021	$5,313
2022	14,000
2023	3,000
2024	8,750
2025 and After	43,729
PPPLF	134,500
$209,292
The Company also has available federal funds lines of credit with various financial institutions totaling $55.0 million, none of which were outstanding at June 30, 2020.
The Company has the ability to borrow funds from the Federal Reserve Bank (“FRB”) of Atlanta utilizing the discount window. The discount window is an instrument of monetary policy that allows eligible institutions to borrow money from the
FRB on a short-term basis to meet temporary liquidity shortages caused by internal or external disruptions. At June 30, 2020, the Company had borrowing capacity available under this arrangement, with no outstanding balances. The Company would be required to pledge certain available-for-sale investment securities as collateral under this agreement.
The Company's Trust Preferred Securities are recorded as subordinated debentures on the consolidated balance sheets, but subject to certain limitations, qualify as Tier 1 Capital for regulatory capital purposes. At June 30, 2020 and December 31, 2019, Trust Preferred Securities was $24.2 million. The proceeds from the offerings were used to fund certain acquisitions, pay off holding company debt and inject capital into the bank subsidiary. The Trust preferred securities pay interest quarterly.

(8) Earnings Per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflects the potential dilution of restricted stock and common stock warrants. Net income available to common stockholders represents net income after

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
preferred stock dividends. The following table presents earnings per share for the three and six months ended June 30, 2020 and 2019.

(dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator
Net income available to common stockholders	$2,214	$2,101	$3,817	$4,936

Denominator
Weighted average number of common shares
Outstanding for basic earnings per common share	9,499	9,089	9,499	8,765
Weighted-average number of shares outstanding for diluted earnings per common share	9,499	9,089	9,499	8,765

Earnings per share - basic	$0.23	$0.23	$0.40	$0.56

Earnings per share - diluted	$0.23	$0.23	$0.40	$0.56

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
At June 30, 2020 and December 31, 2019 the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
(dollars in thousands)	June 30, 2020	December 31, 2019
Loan commitments	$145,209	$102,890
Letters of credit	2,491	1,576
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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
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
Legal Contingencies. In the ordinary course of business, there are various legal proceedings pending against the Company and the Bank. As of June 30, 2020, the aggregate liabilities, if any, arising from such proceedings would not, in the opinion of management, have a material adverse effect on the Company’s consolidated financial position.

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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Loans – The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For variable rate loans, the carrying amount is a reasonable estimate of fair value. Most loans are classified as Level 3.
Deposit liabilities – The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date and is classified as Level 2. The fair value of deposits is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities and is classified as Level 2.
Federal Home Loan Bank advances– The fair value of Federal Home Loan Bank advances is estimated by discounting the future cash flows using the current rates at which similar advances would be obtained. Federal Home Loan Bank advances are classified as Level 2.
Paycheck Protection Liquidity Facility– The fair value of Paycheck Protection Liquidity Facility is estimated by discounting the future cash flows using the current rates at which similar advances would be obtained. Paycheck Protection Liquidity Facility are classified as Level 2.
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
The carrying amount, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2020 and December 31, 2019 are as follows:

	Fair Value Measurements
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
June 30, 2020
Assets
Cash and short-term investments	$191,046	$191,046	$191,046	$—	$—
Investment securities available for sale	373,610	373,610	—	371,604	2,006
Other investments, at cost	3,954	3,954	3,225	729	—
Loans held for sale	16,537	16,537	—	16,537	—
Loans, net	1,103,688	1,125,455	—	—	1,125,455

Liabilities
Deposits	1,421,758	1,421,287	—	1,421,287	—
Paycheck Protection Program Liquidity Facility	134,500	134,500	—	134,500	—
Federal Home Loan Bank advances	36,500	33,820	—	33,820	—
Other borrowings	38,292	38,292	—	38,292	—

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	Fair Value Measurements
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2019
Assets
Cash and short-term investments	$104,092	$104,092	$104,192	$—	$—
Investment securities available for sale	347,332	347,332	—	345,310	2,022
Other investments, at cost	4,288	4,288	3,559	729	—
Loans held for sale	10,076	10,076	—	10,076	—
Loans, net	961,951	938,475	—	—	938,475

Liabilities
Deposits	1,293,742	1,294,506	—	1,294,506	—
Federal Home Loan Bank advances	47,000	44,402	—	44,402	—
Other borrowings	38,792	38,792	—	38,792	—

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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
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
Assets Measured at Fair Value on a Recurring and Nonrecurring Basis – The following table presents the recorded amount of the Company’s assets measured at fair value on a recurring and nonrecurring basis as of June 30, 2020 and December 31, 2019, aggregated by the level in the fair value hierarchy within which those measurements fall. The table below includes only impaired loans with a specific reserve and only other real estate properties with a valuation allowance at June 30, 2020 and December 31, 2019. Those impaired loans and other real estate properties are shown net of the related specific reserves and valuation allowances.

		Fair Value Measurements at Reporting Date Using
(dollars in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2020
Recurring Securities Available for Sale
U.S. treasury securities	$245	$—	$245	$—
State, county & municipal securities	29,700	—	29,700	—
Corporate Debt securities	3,006	—	1,000	2,006
Mortgage-backed securities	340,659	—	340,659	—
Total available for sale securities	$373,610	$—	$371,604	$2,006

Nonrecurring
Collateral Dependent Impaired Loans	$4,820	$—	$—	$4,820
Other Real Estate	1,769	—	—	1,769
Total nonrecurring assets	$6,589	$—	$—	$6,589

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

		Fair Value Measurements at Reporting Date Using
(dollars in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019
Recurring Securities Available for Sale
State, county & municipal securities	$5,115	$—	$5,115	$—
Corporate Debt securities	2,806	—	784	2,022
Mortgage-backed securities	339,411	—	339,411	—
Total available for sale securities	$347,332	$—	$345,310	$2,022

Nonrecurring
Collateral Dependent Impaired Loans	$5,985	$—	$—	5,985
Other Real Estate	1,320	—	—	1,320
Total nonrecurring assets	$7,305	$—	$—	$7,305

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
The following table presents quantitative information about the significant unobservable inputs used in the fair value measurements for assets in level 3 of the fair value hierarchy measured on a nonrecurring basis at June 30, 2020 and December 31, 2019. This table is comprised primarily of collateral dependent impaired loans and other real estate:

(dollars in thousands)	June 30, 2020	Valuation Techniques	Unobservable Inputs	Range Weighted Avg
Collateral Dependent Impaired Loans	$4,820	Appraised Value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	10%	80%
Other Real Estate	1,769	Appraised Value/Comparable Sales	Discounts to reflect current market conditions and estimated costs to sell	—%	20%

(dollars in thousands)	December 31, 2019	Valuation Techniques	Unobservable Inputs	Range Weighted Avg
Collateral Dependent Impaired Loans	$5,985	Appraised Value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	—%	20%
Other Real Estate	1,320	Appraised Value/Comparable Sales	Discounts to reflect current market conditions and estimated costs to sell	—%	20%

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The table below presents a reconciliation and statement of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the six months ended June 30, 2020 and 2019.

	Available for Sale Securities
(dollars in thousands)	June 30, 2020	June 30, 2019
Balance, Beginning	$2,022	$4,277
Transfers out of Level 3	—	—
Sales	—	—
Paydowns	(16)	(883)
Realized Loss on Sale of Security	—	—
Unrealized gains included in Other Comprehensive Income	—	40
Balance, Ending	$2,006	$3,434

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The Company’s policy is to recognize transfers in and transfers out of levels 1, 2 and 3 as of the end of a reporting period. There were no transfers of securities between levels for the three and six months ended June 30, 2020 and 2019.
The following table presents quantitative information about recurring level 3 fair value measurements as of June 30, 2020 and December 31, 2019.

(dollars in thousands)
June 30, 2020	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Corporate debt securities	$2,006	Discounted Cash Flow	Discount Rate or Yield	N/A*
December 31, 2019
Corporate debt securities	$2,022	Discounted Cash Flow	Discount Rate or Yield	N/A*
* The Company relies on a third-party pricing service to value its securities. The details of the unobservable inputs and other adjustments used by the third-party pricing service were not readily available to the Company.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(11) Segment Information
The Company’s operating segments include banking, mortgage banking and small business specialty lending division. The reportable segments are determined by the products and services offered, and internal reporting. The Bank segment derives its revenues from the delivery of full-service financial services, including retail and commercial banking services and deposit accounts. The Mortgage Banking segment derives its revenues from the origination and sales of residential mortgage loans held for sale. The Small Business Specialty Lending Division segment derives its revenue from the origination, sales and servicing of Small Business Administration loans and other government guaranteed loans. Segment performance is evaluated using net interest income and noninterest income. Income taxes are allocated based on income before income taxes, and indirect expenses (includes management fees) are allocated based on various internal factors for each segment. Transactions among segments are made at fair value. Information reported internally for performance assessment follows. The following tables present information reported internally for performance assessment for the three and six months ended June 30, 2020 and 2019:

(dollars in thousands)	Bank	Mortgage Banking	Small Business Specialty Lending Division	Totals
Three months ended June 30, 2020
Net Interest Income	$12,730	$82	$729	$13,541
Provision for Loan Losses	2,200	—	—	2,200
Noninterest Income	2,901	1,821	121	4,843
Noninterest Expenses	11,045	1,697	633	13,375
Income Taxes	320	43	232	595
Segment Profit (Loss)	$2,066	$163	$(15)	$2,214

Segments Assets at June 30, 2020	$1,622,608	$17,578	$137,382	$1,777,568

(dollars in thousands)	Bank	Mortgage Banking	Small Business Specialty Lending Division	Totals
Three months ended June 30, 2019
Net Interest Income	$11,806	$19	$—	$11,825
Provision for Loan Losses	179	—	—	179
Noninterest Income	3,148	852	—	4,000
Noninterest Expenses	12,168	846	—	13,014
Income Taxes	526	5	—	531
Segment Profit	$2,081	$20	$—	$2,101

Segments Assets at June 30, 2019	$1,502,974	$3,998	$—	$1,506,972

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(dollars in thousands)	Bank	Mortgage Banking	Small Business Specialty Lending Division	Totals
Six months ended June 30, 2020
Net Interest Income	$25,386	$116	$743	$26,245
Provision for Loan Losses	4,156	—	—	4,156
Noninterest Income	5,950	3,074	380	9,404
Noninterest Expenses	22,712	2,892	1,149	26,753
Income Taxes	688	54	181	923
Segment Profit (Loss)	$3,780	$244	$(207)	$3,817

(dollars in thousands)	Bank	Mortgage Banking	Small Business Specialty Lending Division	Totals
Six months ended June 30, 2019
Net Interest Income	$22,163	$19	$—	$22,182
Provision for Loan Losses	310	—	—	310
Noninterest Income	5,482	852	—	6,334
Noninterest Expenses	21,194	846	—	22,040
Income Taxes	1,225	5	—	1,230
Segment Profit	$4,916	$20	$—	$4,936

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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  As of June 30, 2020, the interim final Basel III rules (“Basel III”) require the Company to also maintain minimum amounts and ratios of common equity Tier 1 capital to risk-weighted assets.  These amounts and ratios as defined in regulations are presented hereafter.  Management believes, as of June 30, 2020, the Company meets all capital adequacy requirements to which it is subject under the regulatory framework for prompt corrective action.  In the opinion of management, there are no events or conditions since prior notification of capital adequacy from the regulators that have changed the institution’s category.
The Basel III rules also require the implementation of a new capital conservation buffer comprised of common equity Tier 1 capital.  The capital conservation buffer was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increase each subsequent year by 0.625% until reaching its final level of 2.5% on January 1, 2019.
The Bank is participating in the PPP and the PPPLF to fund PPP Loans. In accordance with regulatory guidance, PPP loans pledged as collateral for PPPLF, and PPPLF advances, are excluded from leverage capital ratios. PPP loans will also carry a 0% risk-weight for risk-based capital rules.
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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table summarizes regulatory capital information as of June 30, 2020 and December 31, 2019 on a consolidated basis and for the subsidiary, as defined.  Regulatory capital ratios for June 30, 2020 and December 31, 2019 were calculated in accordance with the Basel III rules.

(dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2020
Total Capital to Risk-Weighted Assets
Consolidated	$146,711	13.32%	$88,115	8.00%	N/A	N/A
Colony Bank	153,745	13.92	88,359	8.00	$110,449	10.00%

Tier I Capital to Risk-Weighted Assets
Consolidated	136,423	12.39	66,064	6.00	N/A	N/A
Colony Bank	143,456	12.99	66,261	6.00	88,349	8.00

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	112,923	10.26	49,528	4.50	N/A	N/A
Colony Bank	143,456	12.99	49,696	4.50	71,783	6.50

Tier I Capital to Average Assets
Consolidated	136,423	9.23	59,122	4.00	N/A	N/A
Colony Bank	143,456	9.70	59,157	4.00	73,946	5.00

(dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019
Total Capital to Risk-Weighted Assets
Consolidated	$140,973	13.17%	$85,661	8.00%	N/A	N/A
Colony Bank	151,444	14.19	85,407	8.00	$106,758	10.00%

Tier I Capital to Risk-Weighted Assets
Consolidated	134,110	12.52	64,246	6.00	N/A	N/A
Colony Bank	144,581	13.54	64,055	6.00	8,547	8.00

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	110,610	10.33	48,185	4.50	N/A	N/A
Colony Bank	144,581	13.54	48,041	4.50	69,393	6.50

Tier I Capital to Average Assets
Consolidated	134,110	8.92	60,141	4.00	N/A	N/A
Colony Bank	144,581	9.77	59,977	4.00	74,972	5.00

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(13) Subsequent Events
Dividend
On July 16, 2020, the Board of Directors declared a quarterly cash dividend of $0.10 per share, to be paid on its common stock on August 21, 2020, to shareholders of record as of the close of business on August 7, 2020.
COVID-19
The COVID-19 pandemic is having, and will likely continue to have, significant effects on global markets, supply chains, businesses and communities. COVID-19 is likely to impact the Company’s future financial condition and results of operations, including, but not limited to, additional credit loss reserves, additional collateral and/or modifications to debt obligations, liquidity, limited dividend payouts or potential shortages of personnel.
Management continues to take appropriate actions to mitigate the negative impact the virus has on the Company, including restricting employee travel, directing employees to work remotely, cancelling in-person meetings and implementing our business continuity plans and protocols to the extent necessary. However, the full impact of COVID-19 is unknown and cannot be reasonably estimated as these events are still developing.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Colony Bankcorp, Inc. and our wholly owned subsidiary, Colony Bank, from December 31, 2019 through June 30, 2020 and on our results of operations for the three and six months ended June 30, 2020 and 2019. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto in the Company's 2019 Form 10-K, and information presented elsewhere in this Quarterly Report on Form 10-Q, particularly the unaudited consolidated financial statements and related notes appearing in Item 1.
Forward-looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “strive,” “projection,” “goal,” “target,” “outlook,” “aim,” “would,” “annualized” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control, particularly with regard to developments related to the COVID-19 pandemic. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors discussed elsewhere in this quarterly report and the following:
•business and economic conditions, particularly those affecting the financial services industry and our primary market areas;
•the impact of the COVID-19 pandemic on our business, including the impact of the actions taken by governmental authorities to try and contain the virus or address the impact of the virus on the United States economy (including, without limitations, the CARES Act), and the resulting effect of all of such items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;
•adverse results from current or future litigation, regulatory examinations or other legal and/or regulatory actions related to the COVID-19 pandemic, including as a result of our participation in and execution of government programs related to the COVID-19 pandemic, including, but not limited to, the PPP;
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
•changes in our accounting standards;
•changes in tariffs and trade barriers;
•changes in federal tax law or policy; and
•other risks and factors identified in our 2019 Form 10-K and Quarterly Report on Form 10-Q for the period ended March 31, 2020 ("1Q 2020 Form 10-Q"), including those identified under the heading “Risk Factors”.
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
Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law on March 27, 2020 as a $2 trillion legislative package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and providers. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts have had and continue to have a material impact on our operations.
In response to the COVID-19 pandemic, the Company has prioritized the health and safety of its teammates and customers, and has taken protective measures such as implementing remote work arrangements to the full extent possible and by adjusting banking center hours and operational measures to promote social distancing, and it will continue to do so throughout the duration of the pandemic. At the same time, the Company is closely monitoring the effects of the COVID-19 pandemic on our loan and deposit customers, and is assessing the risks in our loan portfolio and working with our customers to reduce the pandemic’s impact on them while minimizing losses for the Company. In addition, the Company remains focused on improving shareholder value, managing credit exposure, challenging expenses, enhancing the customer experience and supporting the communities it serves.

We have implemented loan programs to allow customers who are experiencing hardships from the COVID-19 pandemic to defer loan principal and interest payments for up to 90 days. The Small Business Administration (SBA) has also guaranteed the principal and interest payments of all our SBA loan customers for six months. As of June 30, 2020, we had 170 commercial customers with outstanding loan balances totaling $113.3 million who have been approved for payment deferrals. Of these non-SBA payment deferrals, 19 loans totaling $47.3 million were in the hotel industry, 18 loans totaling $17.0 million were in the retail industry, and 60 loans in the 1-4 family investment properties, which are some of the industries heavily impacted by the COVID-19 pandemic.
In addition, we have been participating in the SBA Paycheck Protection Program (“PPP”) under CARES Act to help provide loans to our business customers in need. As of June 30, 2020, the Company has closed with the SBA approximately 1,630 PPP loans for an aggregate amount of funds in excess of $137.8 million. We have used our current cash balances and available liquidity from the Paycheck Protection Program Liquidity Facility to fund these PPP loans. Loan fees collected related to these loans is approximately $5.5 million. In accordance with U.S. generally accepted accounting principles (GAAP), these fees will be deferred and recognized over the life of the loans.
Overview
The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as June 30, 2020 and December 31, 2019, and results of operations for each of the three and six months periods ended June 30, 2020 and 2019. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report..
At June 30, 2020, the Company had total consolidated assets of $1.8 billion, total loans of $1.1 billion, total deposits of $1.4 billion, and shareholders’ equity of $138.6 million. The Company reported net income of $2.2 million, or $0.23 per diluted share, for the second quarter of 2020, compared to net income of $2.1 million, or $0.23 per diluted share, for the second quarter of 2019. The Company reported net income of $3.8 million, or $0.40 per diluted share, for the six months ended June 30, 2020 compared to net income of $4.9 million, or $0.56 per diluted share, for the six months ended June 30, 2019. The decline in net income was driven by a significant increase in provision for loan losses and a reduction in the federal funds rate due to the impact of COVID-19.
Net interest income increased to $13.5 million for the second quarter of 2020, compared to$11.8 million for the second quarter of 2019, due to higher loan volume during the second quarter from PPP loans and loan fees generated through PPP loan originations. The net interest margin decreased to 3.41% for the three months ended June 30, 2020 from 3.61% for the same period in 2019. The reason for the decrease in net interest margin is primarily due to an increase in volume of loan production at lower rates from the PPP loans, which was partially offset by lower borrowing and deposit rates.
Net interest income increased to $26.2 million for the six months ended June 30, 2020, compared to $22.2 million for the same period in 2019, due to higher loan volume during the second quarter from PPP loans and loan fees generated through PPP loan originations. The net interest margin remained stable at 3.51% for the six months ended June 30, 2020 and 2019.
The provision for loan losses was $2.2 million for the second quarter of 2020, compared to$179,000 for the second quarter of 2019. Net charge-offs for the second quarter of 2020 were $295,000 compared to net recoveries of $21,000 for the same period in 2019. The provision for loan losses was $4.2 million for the six months ended June 30, 2020, compared to$310,000 for the six months ended June 30, 2019. Net charge-offs for the six months ended June 30, 2020 were $730,000 compared to $798,000 for the same period in 2019. As of June 30, 2020, Colony’s allowance for loan losses was $10.3 million, or 0.92% of total loans, compared to $6.9 million, or 0.71% of total loans, at December 31, 2019. At June 30, 2020 and December 31, 2019, nonperforming assets were $13.2 million and $10.5 million, or 0.75% and 0.69% of total assets, respectively. While asset quality remains stable period over period, social and economic disruption in response to the COVID-19 pandemic continued to result in business closures and job losses during the second quarter of 2020. As such, additional qualitative measures were incorporated as part of the June 30, 2020 allowance for loan losses calculation which was the primary cause for the increase to the provision for loan losses during the second quarter of 2020 compared to the same period in 2019.
Noninterest income of $4.8 million for the second quarter of 2020 was up $843,000, or 21.1%, from the second quarter of 2019. Noninterest income of $9.4 million for the six months ended June 30, 2020 was up $3.1 million, or 48.5%, from the six months ended June 30, 2019. The increase in both periods was primarily due to increases in mortgage loan fees.
For the second quarter of 2020, noninterest expenses of $13.4 million increased $361,000 from the same period in 2019. Noninterest expense for the six months ended June 30, 2020 of $26.8 million, increased $4.7 million, or 21.4% from $22.0 million during the same period in 2019. Increases in noninterest expense are in part due to the growth experienced by Colony and changes to organizational structure that are associated with that growth offset by the decrease in acquisitions expenses in the second quarter. Those expenses that were the primary contributors to the increase year over year include salaries and employee benefits and other noninterest expenses. See "Table 6 - Noninterest expense" for more detail and discussion on the two primary drivers to the increase in noninterest expense.
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
The measures entitled operating net income, adjusted earnings per diluted share and tangible common book value per share are not measures recognized under U.S. generally accepted accounting principles (GAAP) and therefore are considered non-GAAP financial measures. The most comparable GAAP measures are net income, earnings per diluted share, and common book value per share, respectively. These disclosures should not be considered an alternative to GAAP. To the extent applicable, reconciliation of these non-GAAP measures are the most directly comparable measures as reported in accordance with GAAP are included in the table below.

Table 1 - Non-GAAP Performance Measures Reconciliation
(dollars in thousands, except per share data)
	2020		2019
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Non-GAAP Measures
Operating net income reconciliation
Net income (GAAP)	$2,214	$1,603	$2,756	$2,518	$2,101
Acquisition-related expenses	220	287	335	861	1,928
Income tax benefit of acquisition-related expenses	(46)	(60)	(70)	(181)	(404)
Operating net income	$2,388	$1,830	$3,021	$3,198	$3,625
Weighted average diluted shares	9,498,783	9,498,783	9,494,859	9,494,771	9,089,461
Adjusted earnings per diluted share	$0.25	$0.19	$0.32	$0.34	$0.40

Tangible common book value per share reconciliation
Common book value per share (GAAP)	$14.59	$14.35	$13.74	$13.65	$13.32
Effect of goodwill and other intangibles	(1.96)	(2.06)	(2.06)	(2.04)	(2.07)
Tangible common book value per share	12.63	12.29	11.68	11.61	11.25

Results of Operations
We reported net income and diluted earnings per share of $2.2 million and $0.23, respectively, for the second quarter of 2020. This compared to net income and diluted earnings per share of $2.1 million and $0.23, respectively, for the same period in 2019.
We reported operating net income of $2.4 million for the second quarter 2020, compared to $3.6 million for the same period in 2019. For the second quarter of 2020 operating net income excludes acquisition-related expenses, which net of tax, totaled $174,000. For the second quarter of 2019, operating net income excludes acquisition-related expenses, which net of tax, totaled $1.6 million.

Table 2 - Selected Financial Information
(dollars in thousands, except per share data)
	2020		2019
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
EARNINGS SUMMARY
Net interest income	$13,541	$12,704	$12,992	$12,648	$11,825
Provision for loan losses	2,200	1,956	581	214	179
Non-interest income	4,843	4,434	4,412	4,039	4,000
Non-interest expense	13,375	13,251	13,496	13,358	13,014
Income taxes	595	328	571	597	531
Net income	$2,214	$1,603	$2,756	$2,518	$2,101
PERFORMANCE MEASURES
Per common share:
Common shares outstanding	9,498,783	9,498,783	9,498,783	9,498,783	9,498,937
Weighted average basic shares	9,498,783	9,498,783	9,494,859	9,494,771	9,089,461
Weighted average diluted shares	9,498,783	9,498,783	9,494,859	9,494,771	9,089,461
Earnings per basic share	$0.23	$0.17	$0.29	$0.27	$0.23
Earnings per diluted share	0.23	0.17	0.29	0.27	0.23
Adjusted earnings per diluted share(b)	0.25	0.19	0.32	0.34	0.40
Cash dividends declared per share	0.10	0.10	0.08	0.08	0.08
Book value per common share	14.59	14.35	13.74	13.65	13.32
Tangible book value per common share (b)	12.63	12.29	11.68	11.61	11.25

Performance ratios:
Net interest margin (a)	3.41%	3.63%	3.72%	3.64%	3.61%
Return on average assets	0.52	0.42	0.73	0.67	0.60
Return on average total equity	6.47	4.79	8.47	7.86	7.43
Average total equity to average assets	8.06	8.86	8.66	8.59	8.03

ASSET QUALITY
Nonperforming loans (NPLs)	$11,459	$10,130	$9,179	$9,572	$10,383
Other real estate	1,769	847	1,320	775	987
Repossessions	17	19	13	8	58
Total nonperforming assets (NPAs)	13,245	10,996	10,512	10,355	11,428
Classified loans	20,619	23,093	21,084	20,103	23,656
Criticized loans	52,200	46,600	51,182	42,765	42,336
Net loan charge-offs	295	435	317	403	(21)
Allowance for loan losses to total loans	0.92%	0.85%	0.71%	0.69%	0.73%

Allowance for loan losses to total NPLs	89.79	64.81	74.77	68.95	65.38
Allowance for loan losses to total NPAs	77.68	60.83	65.29	63.73	59.41
Net charge-offs to average loans (annualized)	0.12	0.18	0.13	0.17	(0.01)
NPLs to total loans	1.03	1.13	0.95	1.00	1.11
NPAs to total assets	0.75	0.91	0.69	0.70	0.76
NPAs to total loans and other real estate	1.19	1.39	1.08	1.08	1.18

AVERAGE BALANCES
Total assets	$1,702,902	$1,516,191	$1,503,521	$1,492,852	$1,409,265
Loans, net	1,094,299	974,614	961,756	942,356	866,841
Deposits	1,384,739	1,293,784	1,278,987	1,272,561	1,219,274
Total stockholders’ equity	137,213	134,304	130,217	128,172	113,161

(a) Computed using fully taxable-equivalent net income.
(b) Non-GAAP measure - see “Non-GAAP Reconciliation and Explanation” for more information and reconciliation to GAAP
Net Interest Income

Net interest income, which is the difference between interest earned on assets and the interest paid on deposits and borrowed funds, is the single largest component of total revenue. Management strives to optimize this income while balancing interest rate, credit and liquidity risks.
The banking industry uses two key ratios to measure relative profitability of net interest income. The net interest spread measures the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities. The interest rate spread eliminates the effect of noninterest-bearing deposits and gives a direct perspective on the effect of market interest rate movements. The net interest margin is an indication of the profitability of a company's balance sheet and is defined as net interest income as a percent of average total interest-earning assets, which includes the positive effect of funding a portion of interest-earning assets with noninterest-bearing deposits and shareholders' equity.
Fully taxable equivalent net interest income for the second quarter of 2020 and 2019 was $13.5 million and 11.8 million, respectively. The net interest spread and net interest margin for the second quarter of 2020 of 3.27% and 3.41%, respectively, decreased eleven and 20 basis points, respectively from the second quarter of 2019. For the first six months of 2020 and 2019, fully taxable equivalent net interest income was $26.2 million and $22.2 million, respectively. The net interest spread and net interest margin for the first six months of 2020 were 3.34% and 3.51%, respectively. While the net interest margin remained stable year over year, the net interest spread decreased six basis points during the first six months of 2020 compared to the same period in 2019. Despite the growth in our interest earnings assets, our net interest margin and net interest spread are impacted by the downward pressure exerted from lower yielding PPP loans offset by lowering our borrowing costs during the quarter as well as lower interest on the level of deposits on our balance sheets.
The following tables indicate the relationship between interest income and interest expense and the average amounts of assets and liabilities for the periods indicated. As shown in the tables, both average assets and average liabilities for the three months ended June 30, 2020 increased compared to the same period in 2019. The increase in average assets was primarily driven by the increase in average loans of $227.5 million, or 26.2%, from the second quarter in 2019, which reflects both organic loan growth, and growth in PPP loans. The increase in average loans was offset by a decrease in average taxable securities of $54.0 million. The increase in average assets for the three months ended June 30, 2020 was funded primarily through an increase in Paycheck Protection Program Liquidity Facility and average customer deposits since the second quarter of 2019 of $147.9 million.
On a tax equivalent basis, net interest income for the second quarters of 2020 and 2019 was $13.5 million and $11.8 million, respectively, which represents an increase of $1.7 million, or 14.5% from the same period in 2019. On a tax equivalent basis, net interest income for the six months ended June 30, 2020 and 2019 was $26.2 million and $22.2 million, respectively, which represents an increase of $4.1 million, or 18.3% from the same period in 2019. The higher net interest income is a result of growth in average interest earning assets, which increased $280.2 million, or 21.3%, from $1.3 billion in the second quarter 2019 to $1.5 billion for the second quarter of 2020. The growth in interest earning assets was primarily a result of growth in the loan portfolio through lower-yielding PPP loans which also generated higher balances in our interest-bearing deposits with other banks, of which both offset the intentional shrinking of the investment portfolio.

The yield on total interest-bearing liabilities decreased from 1.23% in the second quarter 2019 to 0.64% in the second quarter of 2020. Deposit costs decreased from 1.06% in the second quarter 2019 to 0.52% in the second quarter 2020. The decrease in deposit costs year over year is partially associated to market driven changes impacting our cost of funds attributable to falling interest rates throughout 2020 and 2019. In March of 2020, the Federal Reserve's Federal Open Market Committee ("FOMC") lowered interest rates twice for a total reduction of 150 basis points in response to the COVID-19 pandemic, which was the most aggressive action taken by the FOMC since the financial crisis in 2008.

Table 3 - Average Balance Sheet and Net Interest Analysis
	Three Months Ended June 30,
	2020			2019
(dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-earning assets:
Loans, net of unearned income(1)	$1,094,299	$13,699	5.02%	$866,841	$12,313	5.70%
Investment securities, taxable	331,378	1,757	2.13	385,374	2,399	2.50
Investment securities, tax-exempt(2)	8,959	37	1.66	2,228	17	3.06
Deposits in banks and short term investments	159,902	48	0.12	59,894	369	2.47
Total interest-earning assets	1,594,538	15,541	3.91	1,314,337	15,098	4.61
Noninterest-earning assets	$108,364			94,928
Total assets	$1,702,902			$1,409,265
Liabilities and stockholders' equity
Interest-bearing liabilities:
Interest-earning demand and savings	$766,692	$407	0.21%	$624,196	$1,136	0.73%
Other time	311,334	996	1.28	368,116	1,496	1.63
Total interest-bearing deposits	1,078,026	1,403	0.52	992,312	2,632	1.06
Federal Home Loan Bank advances	36,500	211	2.32	49,070	374	3.06
Paycheck Protection Program Liquidity Facility	99,124	87	0.35	—	—	—
Other borrowings	38,694	299	3.10	24,229	267	4.42
Total other interest-bearing liabilities	174,318	597	1.37	73,299	641	3.51
Total interest-bearing liabilities	1,252,344	2,000	0.64	1,065,611	3,273	1.23
Noninterest-bearing liabilities:
Demand deposits	$306,713			$226,862
Other liabilities	6,632			3,631
Stockholders' equity	137,213			113,161
Total noninterest-bearing liabilities and stockholders' equity	$450,558			$343,654
Total liabilities and stockholders' equity	$1,702,902			$1,409,265
Interest rate spread			3.27%			3.38%
Net interest income		$13,541			$11,825
Net interest margin			3.41%			3.61%
(1)The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recorded and recognized on the cash basis. Includes loans held for sale.
(2)Taxable-equivalent adjustments totaling $6,000 and $9,000 for the three month periods ended June 30, 2020 and 2019, respectively, are included in tax-exempt interest on investment securities. The adjustments are based on a federal tax rate of 21% with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

Table 3 - Average Balance Sheet and Net Interest Analysis
	Six Months Ended June 30,
	2020			2019
(dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-earning assets:
Loans, net of unearned income (1)	$1,037,242	$26,989	5.22%	$828,234	$22,783	5.52%
Investment securities, taxable	335,836	3,746	2.24	376,161	4,596	2.45
Investment securities, tax-exempt(2)	4,941	42	1.70	2,103	28	2.67
Deposits in banks and short term investments	122,885	332	0.54	61,429	704	2.30
Total interest-earning assets	1,500,904	31,109	4.16	1,267,927	28,111	4.45
Noninterest-earning assets	$106,932			66,888
Total assets	$1,607,836			$1,334,815
Liabilities and stockholders' equity
Interest-bearing liabilities:
Interest-earning demand and savings	$747,273	$1,342	0.36%	$596,212	$1,974	0.66%
Other time	323,073	2,279	1.41	355,731	2,780	1.57
Total interest-bearing deposits	1,070,346	3,621	0.68	951,943	4,754	1.00

Federal Home Loan Bank advances	41,038	468	2.29	46,218	506	2.20
Paycheck Protection Program Liquidity Facility	49,561	87	0.35	—	—	—
Other borrowings	38,745	688	3.56	24,229	669	5.54
Total other interest-bearing liabilities	129,344	1,243	1.93	70,447	1,175	3.35
Total interest-bearing liabilities	1,199,690	4,864	0.81	1,022,390	5,929	1.16
Noninterest-bearing liabilities:
Demand deposits	266,163			204,012
Other liabilities	6,223			3,571
Stockholders' equity	135,760			104,842
Total noninterest-bearing liabilities and stockholders' equity	$408,146			$312,425
Total liabilities and stockholders' equity	$1,607,836			$1,334,815
Interest rate spread			3.34%			3.28%
Net interest income		$26,245			$22,182
Net interest margin			3.51%			3.51%
(1)The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis.
(2)Taxable-equivalent adjustments totaling $37,000 and $43,000 for six month periods ended June 30, 2020 and 2019, respectively, are included in tax-exempt interest on investment securities. The adjustments are based on a federal tax rate of 21% with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.
The following table presents the effect of net interest income for changes in the average outstanding volume amounts of interest-earning assets and interest-bearing liabilities and the rates earned and paid on these assets and liabilities from June 30, 2019 to June 30, 2020.

Table 4 - Change in Interest Revenue and Expense on a Taxable Equivalent Basis
	Six Months Ended June 30, 2020
	Compared to Six Months Ended June 30, 2019 Increase (Decrease) Due to Changes in
(dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned fees	$11,530	$(7,324)	$4,206
Investment securities, taxable	(988)	138	(850)
Investment securities, tax-exempt	76	(62)	14
Deposits in banks and short term investments	1,412	(1,784)	(372)
Total interest-earning assets (FTE)	12,030	(9,032)	2,998
Interest-bearing liabilities:
Interest-Bearing Demand and Savings Deposits	1,003	(1,635)	(632)
Time Deposits	(512)	11	(501)
Federal Home Loan Bank Advances	(114)	76	(38)
Paycheck Protection Program Liquidity Facility	—	87	87
Other Borrowed Money	804	(785)	19
Total interest-bearing liabilities	1,181	(2,246)	(1,065)
Increase in net interest income (FTE)	$10,849	$(6,786)	$4,063
Provision for Loan Losses
The provision for loan losses is based on management's evaluation of probable, inherent losses in the loan portfolio and unfunded commitments and the corresponding analysis of the allowance for loan losses at quarter-end. Provision for loan losses for the three and six months ended June 30, 2020 were $2.2 million and $4.2 million, respectively, compared to $179,000 and $310,000 for the same periods in 2019, respectively. For the three months ended June 30, 2020, net loan charge-offs as an annualized percentage of outstanding loans were 0.12% compared to (0.01)% for the same period in 2019. The amount of provision expense recorded in each period was the amount required such that the total allowance for loan losses reflected the appropriate balance, in the estimation of management, sufficient to cover probable, inherent loan losses in the loan portfolio. The increase in provision for loan losses in the three and six months ended June 30, 2020 compared to the same periods in 2019 is largely due to the unprecedented economic disruptions and uncertainty surrounding the COVID-19 pandemic. See the section captioned “Loans and Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.
Noninterest Income
The following table represents the major components of noninterest income for the periods indicated.

Table 5 - Noninterest Income
(dollars in thousands)
	Three months ended June 30,		Change		Six months ended June 30,		Change
	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Service charges on deposits	886	$1,070	$(184)	(17.2)%	$2,190	$2,034	$156	7.7%
Other service charges, commissions and fees	1,522	1,110	412	37.1	2,785	2,010	775	38.6
Mortgage fee income	1,827	544	1,283	235.8	3,089	687	2,402	349.6
Gain on sale of SBA loans	46	—	46	100.0	256	—	256	100.0
Securities gains	—	65	(65)	(100.0)	293	65	228	350.8
Other noninterest income	562	1,211	(649)	(53.6)	791	1,538	(747)	(48.6)
Total noninterest income	$4,843	$4,000	$843	21.08%	$9,404	$6,334	$3,070	48.47%

During the second quarter of 2020, noninterest income increased $843,000 compared to the same period in 2019, and for the six months ended June 30, 2020, non-interest income increased $3.1 million when compared to the same period in 2019. The reason for this increase is primarily due to increases in mortgage loan fee income and gains on the sale of SBA loans, both of which are new and fully operational lines of business when compared to the same periods in 2019.
Service charges on deposit accounts. For the three months ended June 30, 2020, service charges decreased $184,000, or 17.2%, compared to the same period in 2019. The decrease in service charges on deposits is primarily attributed to a $225,000 decrease in overdraft and service charge income during the quarter as a result of lower customer spending due to the COVID-19 pandemic, partially offset by an increase in wire transfer fees. For the six months ended June 30, 2020 compared to the same period in 2019, service charges on deposits increased $156,000 or 7.7%. The increase is primarily attributable to an increase of $381,000 in overdraft and wire transfer fees, offset by a decrease in service charge income.
Other service charges, commissions and fees. Other service charges, commissions and fees are comprised of various consumer deposit and other product services fees. Other service charges, commissions and fees increased $412,000, or 37.1%, for the three months ended June 30, 2020, and $775,000, or 38.6%, for the six months ended June 30, 2020 compared to the same periods in 2019. The increase in these fees was driven by increases in interchange fees and SBA loan fees year over year.
Mortgage Fee Income. For the three and six months ended June 30, 2020, mortgage fee income was $1.8 million, an increase of $1.3 million, or 235.8%, and $3.1 million, an increase of $2.4 million, or 349.6%, compared to the same periods in 2019, respectively. The increase in mortgage fee income is primarily attributed to the opening of a new mortgage location in LaGrange and the acquisition of the PFB Mortgage division of Planters First Bank, both of which occurred in the first half of 2019. As such, these divisions were fully operational in 2020, increasing the volume of mortgage loans. Furthermore, during the three and six months ended June 30, 2020, there was an increase in the demand for mortgage rate locks and mortgage closings due to a historically low interest rate environment. The decrease in mortgage rates was partially attributable to the 150 basis point decrease in the national federal funds rate during the during the six months ended June 30, 2020 in response to the COVID-19 pandemic.

Noninterest Expense
The following table represents the major components of noninterest expense for the periods indicated.

Table 6 - Noninterest Expense
(dollars in thousands)
	Three months ended June 30,		Change		Six months ended June 30,		Change
	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Salaries and employee benefits	$7,729	$6,292	$1,437	22.8%	$15,227	$11,663	$3,564	30.6%
Occupancy and equipment	1,316	1,144	172	15.0	2,634	2,169	465	21.4
Acquisition-related expenses	220	1,928	(1,708)	(88.6)	287	1,961	(1,674)	(85.4)
Other noninterest expense	4,110	3,650	460	12.6	8,605	6,247	2,358	37.7
Total noninterest expense	$13,375	$13,014	$361	2.8%	$26,753	$22,040	$4,713	21.4%
Noninterest expense for the second quarter of 2020 totaled $13.4 million, up $361,000, or 2.8%, from the same period in 2019. Noninterest expense for the six months ended June 30, 2020 was $26.8 million, up $4.7 million, or 21.4% from the same period in 2019. Increases in salaries and employee benefits and other noninterest expense account for the majority of the increase in noninterest expense, offset by a decrease in acquisition-related expenses.
Salaries and Employee Benefits. Salaries and employee benefits for the three and six months ended June 30, 2020 increased $1.4 million, or 22.8%, and $3.6 million, or 30.6%, respectively, compared to the same periods in 2019. The increase in 2020 is primarily attributable to a full six months of salaries and benefits related to the addition of several key employees during the second half of 2019 as part of the strategic changes that are being made to enhance the Company's profitability in the future.
Other. Other noninterest expense for the three and six months ended June 30, 2020 increased $460,000, or 12.6%, and $2.4 million, or 37.7%, respectively, compared to the same periods in 2019. At June 30, 2020, insurance expense increased $438,000 and $874,000 for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The increase in insurance costs is directly related to increased premiums paid by the Company associated with a new commercial captive insurance policy. The company also saw increases in ATM network expenses and amortization expense of intangibles for the three and six months ended June 30, 2020 compared to the same periods in 2019.
Income Tax Expense
Income tax expense for the three months ended June 30, 2020 and 2019 was $595,000 and $531,000, respectively. Income tax expense for the six months ended June 30, 2020 and 2019 was $923,000 and $1.2 million, respectively. The Company’s effective tax rates were 21% for the three and six months ended June 30, 2020 and 2019.
Balance Sheet Review
Total assets at June 30, 2020 and December 31, 2019 were $1.8 billion and $1.5 billion, respectively.

Loans and Allowance for Loan Losses
At June 30, 2020, gross loans outstanding (excluding loans held for sale) were $1.1 billion, an increase of $145.2 million, or 15.0%, compared with $968.8 million at December 31, 2019. The reason for the increase is primarily due to the growth in PPP loan production during the second quarter 2020, which totaled $137.8 million in gross PPP loans at June 30, 2020. The PPP loans are included in our commercial and industrial loans.
At June 30, 2020, approximately 58.3% of our loans are secured by commercial real estate. The following table presents a summary of the loan portfolio.

Table 7 - Loans Outstanding
(dollars in thousands)
	June 30, 2020	December 31, 2019
Construction, land and land development	$131,797	$96,097
Other commercial real estate	518,141	540,239
Total commercial real estate	649,938	636,336
Residential real estate	188,339	194,796
Commercial, financial, & agricultural	250,915	114,360
Consumer and other	24,785	23,322
Total loans	$1,113,977	$968,814

As a percentage of total loans:
Construction, land and land development	11.8%	9.9%
Other commercial real estate	46.5%	55.8%
Total commercial real estate	58.3%	65.7%
Residential real estate	16.9%	20.1%
Commercial, financial & agricultural	22.6%	11.8%
Consumer and other	2.2%	2.4%
Total loans	100%	100%
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
The allowance for loan losses was $10.3 million at June 30, 2020 compared to $6.8 million at December 31, 2019, an increase of $3.4 million, or 50.0%. While asset quality remains stable period over period, social and economic disruption in response to the COVID-19 pandemic continue to result in businesses closures and job losses during the second quarter of 2020. As such, additional qualitative measures were incorporated as part of the June 30, 2020 allowance for loan losses calculation which was the primary cause for the increase to the provision for loan losses during the six months ended June 30, 2020 compared to the same period 2019.
Additional information about the Company’s allowance for loan losses is provided in Note 5 to our consolidated financial statements as of June 30, 2020, included elsewhere in this Form 10-Q.
The following table presents an analysis of the allowance for loan losses as of and for the six months ended June 30, 2020 and 2019:

Table 8 - Analysis of Allowance for Loan Loss
(dollars in thousands)
	June 30, 2020		June 30, 2019
	Reserve	%*	Reserve	%*
Construction, land and land development	$759	11.8%	$12	9.9%
Other commercial real estate	5,711	46.5%	4,430	55.8%
Residential real estate	1,631	16.9%	845	20.1%
Commercial, financial, & agricultural	1,913	22.6%	1,421	11.8%
Consumer and other	275	2.2%	81	2.4%
	$10,289	100%	$6,789	100%
*Percentage represents the loan balance in each category expressed as a percentage of total end of period loans.

The following table presents a summary of allowance for loan loss for the three and six months ended June 30, 2020 and 2019.

Table 9 - Summary of Allowance for Loan Loss
(dollars in thousands)
	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Allowance for loan loss - beginning balance	$8,384	$6,589	$6,863	$7,277
Charge-offs:
Construction, land and land development	4	—	4	29
Other commercial real estate	—	—	30	119
Residential real estate	16	18	80	647
Commercial, financial, & agricultural	—	28	68	125
Consumer and other	364	109	715	179
Total loans charged-off	384	155	897	1,099
Recoveries:
Construction, land and land development	12	37	25	54
Other commercial real estate	21	7	26	41
Residential real estate	6	110	10	159
Commercial, financial, & agricultural	19	11	20	17
Consumer and other	31	11	86	30
Total recoveries	89	176	167	301
Net charge-offs	295	(21)	730	798
Provision for loan loss	2,200	179	4,156	310
Allowance for loan loss - ending balance	$10,289	$6,789	$10,289	$6,789

Net charge-offs to average loans (annualized)	0.14%	0.30%	0.17%	0.19%
Allowance for loan losses to total loans	0.92%	0.84%	0.92%	0.84%
Allowance to nonperforming loans	89.79%	67.06%	89.79%	67.06%
Management believes the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio as of June 30, 2020; provided, however, that with the continuing impact of the COVID-19 pandemic during the first half of 2020 leading to significant market changes, high levels of unemployment and increasing degrees of uncertainty in the U.S. economy, the impact on collectability is not currently known, and it is possible that additional provisions for credit losses could be needed in future periods.

Nonperforming Assets
Asset quality remained stable during the first six months of 2020. The continuing effects of the COVID-19 pandemic will likely have an impact on our asset quality, but it is unknown to what extent at this point. Nonperforming assets include nonaccrual loans, accruing loans contractually past due 90 days or more, repossessed personal property and other real estate owned ("OREO"). Loans granted payment deferrals related to the COVID-19 pandemic are not reported as past due or placed on nonaccrual status (provided the loans were not past due or on nonaccrual status prior to the deferral), and there were no loans under these terms deemed past due or nonaccrual as of June 30, 2020. Nonaccrual loans totaled $11.5 million at June 30, 2020, an increase of $2.3 million, or 24.8%, from $9.2 million at December 31, 2019. There were no loans contractually past due 90 days or more and still accruing for either period presented. At June 30, 2020, OREO totaled $1.8 million, an increase of $449,000, or 34.0%, compared with $1.3 million at December 31, 2019. The increase in OREO was due to the addition of several additional OREO properties during the second quarter 2020. At the end of the second quarter 2020, total nonperforming assets as a percent of total assets increased to 0.75% compared with 0.69% at December 31, 2019. The increase in nonperforming assets was primarily a result of increases in our loan portfolio and the current impaired economic operating environment.
At June 30, 2020, 6.1% of the Company’s loan portfolio, or $67.7 million, is in the hotel sector which we expect to be the most sensitive to the COVID-19 pandemic. While our entire loan portfolio is being continuously assessed, enhanced monitoring for these sectors is ongoing. We are continuously working with these customers to evaluate how the current economic conditions are impacting, and will continue to impact, their business operations.
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
Nonperforming assets at June 30, 2020 and December 31, 2019 were as follows:

Table 10 - Nonperforming Assets(1)
(dollars in thousands)
	June 30, 2020	December 31, 2019
Nonaccrual loans	$11,459	$9,179
Loans past due 90 days and accruing	—	—
Other real estate owned	1,769	1,320
Repossessed assets	17	13
Total nonperforming assets	$13,245	$10,512
Nonaccrual loans by loan segment
Construction, land and land development	$187	$32
Commercial real estate	5,645	3,738
Residential real estate	3,549	3,643
Commercial, financial & agriculture	1,875	1,628
Consumer & other	203	138
Total nonaccrual loans	$11,459	$9,179

NPAs as a percentage of total loans and OREO	1.19%	1.08%
NPAs as a percentages of total assets	0.75%	0.69%
Nonaccrual loans as a percentage of total loans	1.03%	0.95%
(1) Loans granted payment deferrals related to the COVID-19 pandemic are not reported as past due or placed on nonaccrual status (provided the loans were not past due or on nonaccrual status prior to the deferral), there were no loans under these terms deemed past due or nonaccrual as of June 30, 2020.
The restructuring of a loan is considered a "troubled debt restructuring ("TDR")" if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted the borrower a concession that we would not consider otherwise. At June 30, 2020, TDRs totaled $12.2 million, essentially unchanged from $12.3 million reported December 31, 2019. At June 30, 2020 and December 31, 2019, all TDRs were performing according to their modified terms and were therefore not considered to be nonperforming assets.
In March 2020, regulatory agencies issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by the COVID–19 pandemic. The agencies confirmed with the staff of the FASB that short–term modifications made on a good faith basis in response to the COVID–19 pandemic to borrowers who were current prior to any relief, are not to be considered TDRs. As of June 30, 2020, the Company had approximately $113.2 million in loans still under their modified terms. The Company's modification program included payment deferrals, interest only, and other forms of modifications. See Notes 1 and 4 to of our consolidated financial statements as of June 30, 2020, included elsewhere in this Form 10-Q, for more information regarding accounting treatment of loan modifications as a response to the COVID-19 pandemic

Deposits
Deposits at June 30, 2020 and December 31, 2019 were as follows:

Table 11 - Deposits
(dollars in thousands)
	June 30, 2020	December 31, 2019
Noninterest-bearing deposits	$328,850	$232,635
Interest-bearing deposits	685,669	624,658
Savings	105,593	88,970
Time, $250,000 and over	41,214	55,677
Other time	260,432	291,802
Total deposits	1,421,758	$1,293,742
Total deposits were $1.4 billion and $1.3 billion at June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020, 23.1% of total deposits were comprised of noninterest-bearing accounts and 76.9% comprised of interest-bearing deposit accounts, compared to 18.0% and 82.0% as of December 31, 2019, respectively. The growth in our deposits is due primarily to the combination of government stimulus programs, the deferral of the tax payment deadline, PPP loan proceeds retained on deposits by corporate borrowers, and customer expense and savings habits in response to the COVID-19 pandemic.
We had $2.0 million in brokered deposits at June 30, 2020 and December 31, 2019. We use brokered deposits, subject to certain limitations and requirements, as a source of funding to support our asset growth and augment the deposits generated from our branch network, which are our principal source of funding. Our level of brokered deposits varies from time to time depending on competitive interest rate conditions and other factors and tends to increase as a percentage of total deposits when the brokered deposits are less costly than issuing internet certificates of deposit or borrowing from the Federal Home Loan Bank.
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
The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit, is based on management’s credit evaluation of the borrower. The type of collateral held varies, but may include cash or cash equivalents, unimproved or improved real estate, personal property or other acceptable collateral.
See Note 9 to our consolidated financial statements as of June 30, 2020, included elsewhere in this Form 10-Q, for a table setting forth the financial instruments that were outstanding whose contract amounts represent credit risk and more information regarding our off-balance sheet arrangements as of June 30, 2020 and December 31, 2019.

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
Cash and cash equivalents at June 30, 2020 and December 31, 2019 were $191.0 million and $104.1 million, respectively. The increase in cash and cash equivalents since year-end 2019 was largely attributable to the significant increase in deposits, influenced by government stimulus payments and pandemic stay-at-home orders, which reduced spending and increased liquidity of consumers and businesses in these uncertain times, and PPP loan proceeds retained on deposit by corporate borrowers, as well as our own liquidity actions in the first half of 2020. Management believes the various funding sources discussed above are adequate to meet the Company’s liquidity needs in these unsettled times without any material adverse impact on our operating results.
Liquidity management involves the matching of cash flow requirements of customers and the ability of the Company to manage those requirements. These requirements of customers include, but are not limited to, deposits being withdrawn or providing assurance to borrowers that sufficient funds are available to meet their credit needs. We strive to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance we have in short-term assets at any given time will adequately cover any reasonably anticipated need for funds. Additionally, we maintain relationships with correspondent banks, which could provide funds on short notice, if needed. We have also invested in FHLB stock for the purpose of establishing credit lines with the FHLB. At June 30, 2020 and December 31, 2019, we had $36.5 million and $47.0 million, respectively, of outstanding advances from the FHLB. Based on the values of loans pledged as collateral, we had $340.1 million and $321.4 million of additional borrowing availability with the FHLB at June 30, 2020 and December 31, 2019, respectively. In addition, on April 20, 2020, the Company completed a Paycheck Protection Program Liquidity Facility (PPPLF) credit arrangement with The Federal Reserve Bank. This line of credit is secured by PPP loans and bears a fixed interest rate of 0.35% with a maturity date equal to the maturity date of the related PPP loans, with the PPP loans maturing either two or five years from the origination date of the PPP loans. The Company advanced $140.7 million that was used toward the funding of PPP loans. As of June 30, 2020, the outstanding balance totaled $134.5 million, and the Company’s PPP loans and related PPPLF funding had a weighted average life of approximately 2 years.
The Company is a separate entity from the Bank, and as such it must provide for its own liquidity. The Company is responsible for the payment of dividends declared for its common shareholders and payment of interest and principal on any outstanding debt or trust preferred securities. These obligations are met through internal capital resources such as service fees and dividends from the Bank, which are limited by applicable laws and regulations.

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
In addition, the Bank is participating in the PPP and the PPPLF to fund PPP Loans. In accordance with regulatory guidance, PPP loans pledged as collateral for PPPLF, and PPPLF advances, are excluded from leverage capital ratios. PPP loans will also carry a 0% risk-weight for risk-based capital rules.
The table below summarizes the capital requirements applicable to the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Bank’s capital ratios as of June 30, 2020 and December 31, 2019. The Bank exceeded all regulatory capital requirements and was considered to be “well-capitalized” as of June 30, 2020 and December 31, 2019. There have been no conditions or events since December 31, 2019 that management believes would change this classification. While the Company believes that it has sufficient capital to withstand an extended economic recession brought about by COVID-19, its reported and regulatory capital ratios could be adversely impacted in future periods.

Table 12 - Capital Ratio Requirements
	Minimum Requirement	Well-capitalized¹
Risk-based ratios:
Common equity tier 1 capital (CET1)	4.5%	6.5%
Tier 1 capital	6.0	8.0
Total capital	8.0	10.0
Leverage ratio	4.0	5.0
(1) The prompt corrective action provisions are only applicable at the bank level.

Table 13 - Capital Ratios
Company	June 30, 2020	December 31, 2019
CET1 risk-based capital ratio	10.26%	10.33%
Tier 1 risk-based capital ratio	12.39	12.52
Total risk-based capital ratio	13.32	13.17
Leverage ratio	9.23	8.92

Colony Bank
CET1 risk-based capital ratio	12.99%	13.54%
Tier 1 risk-based capital ratio	12.99	13.52
Total risk-based capital ratio	13.92	14.19
Leverage ratio	9.70	9.77

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
The following table presents our interest sensitivity position at the dates indicated.

Table 14 - Interest Sensitivity
	Increase (Decrease) in Net Interest Income from Base Scenario at
	June 30, 2020	December 31, 2019
Changes in rates
200 basis point increase	13.83%	3.87%
100 basis point increase	7.57	2.54
100 basis point decrease	0.68	(4.12)
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
During the quarter ended June 30, 2020, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION
ITEM 1 – LEGAL PROCEEDINGS
In the ordinary course of business, there are various legal proceedings pending against the Company and the Bank. The aggregate liabilities, if any, arising from such proceedings would not, in the opinion of management, have a material adverse effect on the Company’s consolidated financial position.
ITEM 1A – RISK FACTORS
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in "Part I - Item IA - Risk Factors” of the Company’s 2019 Form 10-K and "Item 1A. - Risk Factors" of the Company's 1Q 2020 Form 10Q, which could materially affect its business, financial position, results of operations, cash flows, or future results. Please be aware that these risks may change over time and other risks may prove to be important in the future. In addition, these risks may be heightened by the disruption and uncertainty resulting from COVID-19. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition or results of operations, or the trading price of our securities.
Other than the risk factor set forth below, there are no material changes during the period covered by this Report to the risk factors previously disclosed in the Company’s 2019 Form 10-K and 1Q 2020 Form 10-Q.
The COVID-19 pandemic and resulting adverse economic conditions have already adversely impacted the Company’s business and results, and could have a more material adverse impact on its business, financial condition, and results of operations.
The ongoing COVID-19 global and national health emergency has caused significant disruption in the United States and international economies and financial markets. The spread of COVID-19 in the United States has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in commercial activity and financial transactions, supply chain interruptions, increased unemployment, and overall economic and financial market instability. In March 2020, almost all states, including Georgia, where the Company is headquartered and conducts its operations, issued “stay-at-home orders” and declared states of emergency. Recently, state and local governments have implemented phased regulations and guidelines for reopening communities and economies, often with reduced capacity and social distancing restrictions.
Although banks have generally been permitted to continue operating, the COVID-19 pandemic has caused disruptions to the Company’s business and could cause material disruptions to its business and operations in the future. Impacts to the business have included increases in costs and reductions in operating effectiveness due to additional health and safety precautions implemented at the Company’s branches and the transition of a portion of its workforce to home locations, decreases in customer traffic in its branches, and increases in requests for and the making of loan modifications. The Company anticipates that additional future impacts to its business will include increases in the Company’s customers’ inability to make scheduled loan payments and increases in requests for forbearance. Further, loan payment deferment programs implemented by the Company or under government stimulus programs, like the PPP, may mask credit deterioration in its loan portfolio by making less applicable standard measures of identifying developing financial weakness in a client or portfolio, such as past due monitoring and non-accrual assessments. To the extent that commercial and social restrictions remain in place or increase, the Company’s expenses, delinquencies, charge-offs, foreclosures, and credit losses may materially increase, and the Company could experience reductions in fee income. In addition, any declines in credit quality could significantly affect the adequacy of the Company’s allowance for loan losses, which would lead to increases in the provision for loan losses and related declines in its net income.
Unfavorable economic conditions and increasing unemployment figures may also make it more difficult for the Company to maintain deposit levels and loan origination volume and to obtain additional financing. Furthermore, such conditions have and may continue to cause the value of the Company’s investment portfolio and of collateral associated with its existing loans to decline. In addition, in March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0 to 0.25 percent in part as a result of the pandemic. A prolonged period of very low interest rates could reduce the Company’s net interest income and have a material adverse impact on its cash flows.

While the Company has taken and is continuing to take precautions to protect the safety and well-being of its employees and customers, no assurance can be given that the steps being taken will be deemed to be adequate or appropriate, nor can the Company predict the continued level of disruption which will occur to its employee's ability to provide customer support and service. The continued or renewed spread of COVID-19 could negatively impact the availability of key personnel necessary to conduct the Company’s business, the business and operations of its third-party service providers who perform critical services for the business, or the businesses of many of the Company’s customers and borrowers. Despite phased regulations and guidelines for reopening communities and economies, health advisors warn that a “second wave” of the pandemic is possible if reopening is pursued too soon or in the wrong manner. If COVID-19 is not successfully contained, the Company could experience a material adverse effect on its business, financial condition, results of operations, and cash flow.
Among the factors outside the Company’s control that are likely to affect the impact the COVID-19 pandemic will ultimately have on its business are, without limitation:
•the pandemic’s duration, nature, and severity;
•the direct and indirect results of the pandemic, such as recessionary economic trends, including with respect to employment, wages and benefits, commercial activity, the residential housing market, consumer spending and real estate and investment securities market values;
•political, legal, and regulatory actions and policies in response to the pandemic, including the effects of restrictions on commerce and banking, such as current temporary or required continuing moratoria and other suspensions of collections, foreclosures, and related obligations;
•the timing, magnitude, and effect of public spending, directly or through subsidies, its direct and indirect effects on commercial activity and incentives of employers and individuals to resume or increase employment, wages and benefits, and commercial activity;
•effects on the Company’s liquidity position due to changes in customers’ deposit and loan activity in response to the pandemic and its economic effects;
•the timing and availability of direct and indirect governmental support for various financial assets, including mortgage loans;
•the long-term effect of the economic downturn on the Company’s intangible assets such as its goodwill;
•potential longer-term effects of increased government spending on the interest rate environment and borrowing costs for non-governmental parties;
•the ability of the Company’s employees to work effectively during the course of the pandemic;
•the ability of the Company’s third-party vendors to maintain a high-quality and effective level of service;
•the possibility of increased fraud, cybercrime, and similar incidents, due to vulnerabilities posed by the significant increase in Company employees and customers handling their banking interactions remotely from home, the quick roll-out of various government-sponsored lending programs, like the PPP, or otherwise;
•required changes to the Company’s internal controls over financial reporting to reflect a rapidly changing work environment;
•potential longer-term shifts toward mobile banking, telecommuting, and telecommerce;
•short- and long-term health impacts;
•unforeseen effects of the pandemic; and
•geographic variation in the severity and duration of the COVID-19 pandemic, including in states in which the Company operates physically such as Georgia.

The ongoing COVID-19 pandemic has contributed to severe volatility in the financial markets and meaningfully lower stock prices for many companies, including the Company’s common stock. Depending on the extent and duration of the COVID-19 pandemic and perceptions regarding national and global recovery from the pandemic, the price of the Company’s common stock may continue to experience volatility and declines.
The Company is continuing to monitor the COVID-19 pandemic and related risks, including phased reopenings, although the rapid development and fluidity of the situation precludes any specific prediction as to its ultimate impact on the Company. However, if the pandemic continues to spread or otherwise result in a continuation or worsening of the current economic and commercial environments, the Company’s business, financial condition, results of operations, and cash flows could be materially adversely affected.
ITEM 2 – UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no shares of the Company’s common stock sold during the three-month period ended June 30, 2020.
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

31.1 Certificate of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2 Certificate of Chief Financial Officer Pursuant to Section 302 of Sarbanes – Oxley Act of 31.2 Certificate of Chief Financial Officer Pursuant to Section 302 of Sarbanes – Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019; (ii) Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2020 and 2019; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2020 and 2019; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three and Six Months Ended June 30, 2020 and 2019; (v) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2020 and 2019; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements*

104 The cover page from Colony Bankcorp’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2020 (formatted in Inline XBRL and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Colony Bankcorp, Inc.

/s/ T. Heath Fountain
Date: August 10, 2020	T. Heath Fountain
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Tracie Youngblood
Date: August 10, 2020	Tracie Youngblood
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)