Form 10-Q
period 2020-09-30
COLONY BANKCORP INC
filed 2020-11-09
CIK 711669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with the new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 9, 2020, the registrant had 9,498,783 shares of common stock, $1.00 par value per share, issued and outstanding.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
(in thousands, except per share data)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$14,226	$15,570
Interest-bearing deposits in banks	134,613	88,522
Cash and cash equivalents	148,839	104,092
Investment securities available for sale, at fair value	363,601	347,332
Other investments, at cost	3,296	4,288
Loans held for sale	55,864	10,076
Loans	1,101,606	968,814
Allowance for loan losses	(11,020)	(6,863)
Loans, net	1,090,586	961,951
Premises and equipment	31,961	32,482
Other real estate	1,875	1,320
Goodwill	15,992	16,477
Other intangible assets	2,626	3,056
Bank-owned life insurance	31,339	21,629
Other assets	13,467	12,610
Total assets	$1,759,446	$1,515,313

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits
Noninterest-bearing	$324,135	$232,635
Interest-bearing	1,092,265	1,061,107
Total deposits	1,416,400	1,293,742

Federal Home Loan Bank advances	22,500	47,000
Paycheck Protection Program Liquidity Facility	134,500	—
Other borrowings	38,042	38,792
Other liabilities	7,658	5,273
Total liabilities	1,619,100	1,384,807

Stockholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized, none issued or outstanding as of September 30, 2020 and December 31, 2019, respectively	—	—
Common stock, par value $1.00 per share; 20,000,000 shares authorized, 9,498,783 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	9,499	9,499
Paid in capital	43,207	43,667
Retained earnings	81,044	76,978
Accumulated other comprehensive income, net of tax	6,596	362
Total stockholders' equity	140,346	130,506
Total liabilities and stockholders' equity	$1,759,446	$1,515,313
See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)

	Three Months Ended		Nine Months Ended
(dollars in thousands, except per share data)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Interest income
Loans, including fees	13,743	13,654	40,733	36,437
Investment securities	1,747	2,338	5,536	7,078
Deposits with other banks and short term investments	52	206	384	810
Total interest income	15,542	16,198	46,653	44,325

Interest expense
Deposits	1,144	2,815	4,766	7,569
Federal Home Loan Bank Advances	159	269	626	775
Paycheck Protection Program Liquidity Facility	118	—	205	—
Other borrowings	273	458	962	1,127
Total interest expense	1,694	3,542	6,559	9,471
Net interest income	13,848	12,656	40,094	34,854
Provision for loan losses	1,106	214	5,262	524
Net interest income after provision for loan losses	12,742	12,442	34,832	34,330

Noninterest income
Service charges on deposits	1,316	1,546	3,906	3,997
Mortgage fee income	2,616	1,255	5,706	1,942
Gain on sale of SBA loans	748	—	1,004	—
Gain on sale of securities	716	34	1,009	99
Interchange fees	1,342	1,001	3,624	2,755
BOLI Income	237	124	548	405
Other	579	70	1,032	1,152
Total noninterest income	7,554	4,030	16,829	10,350

Noninterest expense
Salaries and employee benefits	9,104	7,186	24,331	18,848
Occupancy and equipment	1,338	1,290	3,972	3,459
Acquisition related expenses	207	861	714	2,610
Information technology expenses	1,440	1,196	4,135	3,158
Professional fees	481	558	1,343	1,369
Advertising and public relations	459	677	1,478	1,370
Communications	212	196	631	538
Writedown of building	582	—	582	—
FHLB prepayment penalty	925	—	925	—
Other	1,565	1,393	4,827	4,046
Total noninterest expense	16,313	13,357	42,938	35,398
Income before income taxes	3,983	3,115	8,723	9,282
Income taxes	884	597	1,807	1,827
Net income	$3,099	$2,518	$6,916	$7,455
Earnings per common share:
Basic	$0.33	$0.27	$0.73	$0.83
Diluted	0.33	0.27	0.73	0.83
Weighted average common shares outstanding:
Basic	9,498,783	9,494,771	9,498,783	9,008,196
Diluted	9,498,783	9,494,771	9,498,783	9,008,196
 See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net income	$3,099	$2,518	$6,916	$7,455
Other comprehensive income:
Unrealized gains on securities arising during the period	203	1,715	8,900	12,439
Tax effect	(43)	(360)	(1,869)	(2,612)
Realized (gains) on sale of available for sale securities	(716)	(34)	(1,009)	(99)
Tax effect	151	7	212	21
Change in unrealized gains on securities available for sale, net of reclassification adjustment and tax effects	(405)	1,328	6,234	9,749
Comprehensive income	$2,694	$3,846	$13,150	$17,204

 See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity (unaudited)

(in thousands, except per share data)	Common Stock
Three Months Ended	Shares	Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, June 30, 2020	$9,499	$9,499	$43,199	$78,895	$7,001	$138,594
Change in net unrealized gains on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	(405)	(405)
Dividends on common shares	—	—	—	(950)	—	(950)
Stock-based compensation expense	—	—	8	—	—	8
Net income		—	—	3,099	—	3,099
Balance, September 30, 2020	$9,499	$9,499	$43,207	$81,044	$6,596	$140,346

Balance, June 30, 2019	$9,499	$9,499	$43,650	$73,129	$231	$126,509
Change in net unrealized gains on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	1,328	1,328
Dividends on common shares	—	—	—	(712)	—	(712)
Stock-based compensation expense	—	—	8	—	—	8
Net income	—	—	—	2,518	—	2,518
Balance, September 30, 2019	$9,499	$9,499	$43,658	$74,935	$1,559	$129,651
 See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity (unaudited)

(in thousands, except per share data)	Common Stock
Nine Months Ended	Shares	Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2019	9,499	$9,499	$43,667	$76,978	$362	$130,506
Change in net unrealized gains on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	6,234	6,234
Dividends on common shares	—	—	—	(2,850)	—	(2,850)
Goodwill adjustment	—	—	(485)	—	—	(485)
Stock-based compensation expense	—	—	25	—	—	25
Net income	—	—	—	6,916	—	6,916
Balance, September 30, 2020	9,499	$9,499	$43,207	$81,044	$6,596	$140,346

Balance, December 31, 2018	$8,445	$8,445	$25,978	$69,459	$(8,190)	$95,692
Change in net unrealized gains on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	—	9,749	9,749
Dividends on common shares	—	—	—	(1,979)	—	(1,979)
Issuance of common stock	1,054	1,054	17,655	—	—	18,709
Stock-based compensation expense	—	—	25	—	—	25
Net income	—	—	—	7,455	—	7,455
Balance, September 30, 2019	9,499	$9,499	$43,658	$74,935	$1,559	$129,651
 See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2019
Operating Activities
Net income	$6,916	$7,455
Adjustments reconciling net income to net cash provided by operating activities:
Provision for loan losses	5,262	524
Depreciation, amortization, and accretion	4,007	2,129
Share-based compensation expense	25	25
Net increase in servicing asset	(207)	—
Gain on sale of securities	(1,009)	(99)
Gain on sale of SBA loans	(1,004)	—
Loss on sale of other real estate	(56)	(874)
Writedown on other real estate	68	104
Loss on sale of premises & equipment	56	165
Writedown of building	582	—
Originations of loans held for sale	(75,268)	(42,634)
Proceeds from sales of loans held for sale	30,484	33,900
Change in bank-owned life insurance	290	535
Change in other assets	(1,715)	(415)
Change in other liabilities	2,385	1,193
Net cash (used in) provided by operating activities	(29,184)	2,008
Investing Activities
Purchases of investment securities available for sale	(124,864)	(105,476)
Proceeds from maturities, calls, and paydowns of investment securities available for sale	71,564	50,804
Proceeds from sale of investment securities available for sale	44,495	99,106
Proceeds from sale of investment securities held to maturity	—	1,766
Net loans	(135,801)	(47,221)
Purchase of premises and equipment	(2,796)	(3,254)
Proceeds from sale of other real estate	1,139	2,489
Purchase of bank owned life insurance	(10,000)	(439)
Redemption (purchase) of Federal Home Loan Bank Stock	992	(315)
Proceeds from sale of premises and equipment	144	175
Net cash and cash equivalents paid in acquisition	—	(467)
Net cash (used in) investing activities	(155,127)	(2,832)
Financing Activities
Change in noninterest-bearing customer deposits	91,500	(7,614)
Change in interest-bearing customer deposits	31,158	(15,943)
Dividends paid for common stock	(2,850)	(1,979)
Issuance of Paycheck Protection Program Liquidity Fund	140,700	—
Payment on Paycheck Protection Program Liquidity Fund	(6,200)	—
Payments on Federal Home Loan Bank Advances	(38,500)	(8,000)
Proceeds from Federal Home Loan Bank Advances	14,000	15,000
Payments on Other borrowings	(750)	(500)
Proceeds from Other borrowings	—	15,313
Net cash provided by (used in) financing activities	229,058	(3,723)
Net increase (decrease) in cash and cash equivalents	44,747	(4,547)
Cash and cash equivalents at beginning of period	104,092	60,156
Cash and cash equivalents at end of period	$148,839	$55,609
COLONY BANKCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Nine Months Ended
	September 30, 2020	September 30, 2019
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$6,230	$9,294
Cash paid during the period for income taxes	1,250	—
Goodwill adjustment	485	—
Acquisition of real estate through foreclosure	1,706	369
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
The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results which may be expected for the year ending December 31, 2020. These statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 10-K”).
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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Concentrations of Credit Risk
Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions. The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk. At September 30, 2020, approximately 75% of the Company’s loan portfolio was concentrated in loans secured by real estate. A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector. Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.
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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(3) Investment Securities
The amortized cost and estimated fair value of securities available for sale along with gross unrealized gains and losses are summarized as follows:

(dollars in thousands)
September 30, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U.S. treasury securities	$245	$—	$—	$245
State, county & municipal securities	38,494	571	(159)	38,906
Corporate debt securities	3,750	3	—	3,753
Mortgage-backed securities	312,764	8,418	(485)	320,697
	$355,253	$8,992	$(644)	$363,601

December 31, 2019
Securities Available for Sale:
State, county & municipal securities	$5,133	$36	$(54)	$5,115
Corporate debt securities	2,811	11	(16)	2,806
Mortgage-backed securities	338,930	2,669	(2,188)	339,411
	$346,874	$2,716	$(2,258)	$347,332
The amortized cost and fair value of investment securities as of September 30, 2020, by contractual maturity, are shown hereafter. Expected maturities may differ from contractual maturities for certain investments because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This is often the case with mortgage-backed securities, which are disclosed separately in the table below.

	Securities Available for Sale
(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$892	$895
Due after one year through five years	3,939	3,989
Due after five years through ten years	7,336	7,505
Due after ten years	30,322	30,515
	$42,489	$42,904

Mortgage-backed securities	312,764	320,697
	$355,253	$363,601

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Proceeds from the sale of investment securities totaled $44.5 million and $99.1 million for the nine months ended September 30, 2020 and 2019, respectively. The sale of investment securities for the nine months ended September 30, 2020 and 2019 resulted in gross realized gains of $1.2 million and $314,000 and losses of $204,000 and $215,000, respectively.
The sale of investment securities for the three months ended September 30, 2020 and 2019 resulted in gross realized gains of $858,000 and $196,000 and losses of $142,000 and $162,000, respectively.
Proceeds from the sale of investment securities held to maturity totaled $1.8 million for the first nine months of 2019, and was sold at par.
Investment securities having a carrying value approximating $102.4 million and $122.3 million were pledged to secure public deposits and for other purposes as of September 30, 2020 and December 31, 2019, respectively.
Information pertaining to securities with gross unrealized losses at September 30, 2020 and December 31, 2019 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2020
State, county & municipal securities	$14,173	$(159)	$—	$—	$14,173	$(159)
Mortgage-backed securities	36,344	(177)	4,185	(308)	40,529	(485)
	$50,517	$(336)	$4,185	$(308)	$54,702	$(644)

December 31, 2019
State, county & municipal securities	$3,257	$(54)	$—	$—	$3,257	$(54)
Corporate debt securities	—	—	784	(16)	784	(16)
Mortgage-backed securities	60,860	(277)	119,110	(1,911)	179,970	(2,188)
	$64,117	$(331)	$119,894	$(1,927)	$184,011	$(2,258)
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
At September 30, 2020, 28 securities have unrealized losses. These securities are guaranteed by either the U.S. Government, other governments or U.S. corporations. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(4) Loans
The following table presents the composition of loans segregated by legacy and purchased loans and by class of loans, as of September 30, 2020 and December 31, 2019. Purchased loans are defined as loans that were acquired in bank acquisitions.

	September 30, 2020
(dollars in thousands)	Legacy Loans	Purchased Loans	Total
Construction, land and land development	$110,162	$18,129	$128,291
Other commercial real estate	464,100	45,892	509,992
Total commercial real estate	574,262	64,021	638,283
Residential real estate	168,139	16,979	185,118
Commercial, financial, & agricultural	242,351	12,564	254,915
Consumer and other	20,420	2,870	23,290
Total Loans	$1,005,172	$96,434	$1,101,606

	December 31, 2019
(dollars in thousands)	Legacy Loans	Purchased Loans	Total
Construction, land and land development	$83,036	$13,061	$96,097
Other commercial real estate	481,943	58,296	540,239
Total commercial real estate	564,979	71,357	636,336
Residential real estate	171,341	23,455	194,796
Commercial, financial, & agricultural	91,535	22,825	114,360
Consumer and other	19,245	4,077	23,322
Total Loans	$847,100	$121,714	$968,814
Commercial and industrial loans are extended to a diverse group of businesses within the Company’s market area. These loans are often underwritten based on the borrower’s ability to service the debt from income from the business. The change in commercial, financial & agricultural loans was primarily a result of commercial and industrial PPP loan originations during the second quarter of 2020, totaling $137.8 million at September 30, 2020. Real estate construction loans often require loan funds to be advanced prior to completion of the project. Due to uncertainties inherent in estimating construction costs, changes in interest rates and other economic conditions, these loans often pose a higher risk than other types of loans. Consumer loans are originated at the Bank level.
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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
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
•Grades 7 and 8 – These grades correspond to regulatory classification definitions of “doubtful” and “loss,” respectively. In practice, any loan with these grades would be for a very short period of time, of which the Company has no loans with these assigned grades at September 30, 2020. Management manages the Company’s problem loans in such a way that uncollectible loans or uncollectible portions of loans are charged off immediately with any residual, collectible amounts assigned a risk grade of 6.
The following table presents the loan portfolio, excluding purchased loans, by credit quality indicator (risk grade) as of September 30, 2020 and December 31, 2019. Those loans with a risk grade of 1, 2, 3 or 4 have been combined in the pass column for presentation purposes.

(dollars in thousands)	Pass	Special Mention	Substandard	Total Loans
September 30, 2020
Construction, land and land development	$99,109	$3,930	$7,123	$110,162
Other commercial real estate	422,661	37,241	4,198	464,100
Total commercial real estate	521,770	41,171	11,321	574,262
Residential real estate	157,809	3,720	6,610	168,139
Commercial, financial, & agricultural	238,613	2,320	1,418	242,351
Consumer and other	20,115	123	182	20,420
Total Loans	$938,307	$47,334	$19,531	$1,005,172

(dollars in thousands)
December 31, 2019
Construction, land and land development	$82,322	$445	$269	$83,036
Other commercial real estate	459,064	13,438	9,441	481,943
Total commercial real estate	541,386	13,883	9,710	564,979
Residential real estate	159,194	4,632	7,515	171,341
Commercial, financial, & agricultural	86,558	1,973	3,004	91,535
Consumer and other	18,883	148	214	19,245
Total Loans	$806,021	$20,636	$20,443	$847,100

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table presents the purchased loan portfolio by credit quality indicator (risk grade) as of September 30, 2020 and December 31, 2019. Those loans with a risk grade of 1, 2, 3 or 4 have been combined in the pass column for presentation purposes. For the period ending September 30, 2020, the Company did not have any loans classified as “doubtful” or a “loss”.

(dollars in thousands)	Pass	Special Mention	Substandard	Total Loans
September 30, 2020
Construction, land and land development	$16,430	$1,620	$79	$18,129
Other commercial real estate	43,510	372	2,010	45,892
Total commercial real estate	59,940	1,992	2,089	64,021
Residential real estate	16,585	316	78	16,979
Commercial, financial, & agricultural	10,637	1,889	38	12,564
Consumer and other	2,768	19	83	2,870
Total Loans	$89,930	$4,216	$2,288	$96,434

December 31, 2019
Construction, land and land development	$12,996	$—	$65	$13,061
Other commercial real estate	57,881	381	34	58,296
Total commercial real estate	70,877	381	99	71,357
Residential real estate	23,097	249	109	23,455
Commercial, financial, & agricultural	19,443	2,949	433	22,825
Consumer and other	4,077	—	—	4,077
Total Loans	$117,494	$3,579	$641	$121,714
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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table presents the aging of the amortized cost basis in legacy loans by aging category and accrual status as of September 30, 2020 and December 31, 2019:

(dollars in thousands)	30-89 Days Past Due	90 Days or More Past Due	Total Accruing Loans Past Due	Nonaccrual Loans	Current Loans	Total Loans
September 30, 2020
Construction, land and land development	$90	$—	$90	$—	$110,072	$110,162
Other commercial real estate	206	—	206	2,586	461,308	464,100
Total commercial real estate	296	—	296	2,586	571,380	574,262
Residential real estate	1,390	—	1,390	3,532	163,217	168,139
Commercial, financial, & agricultural	193	—	193	1,451	240,707	242,351
Consumer and other	49	—	49	102	20,269	20,420
Total Loans	$1,928	$—	$1,928	$7,671	$995,573	$1,005,172

December 31, 2019
Construction, land and land development	$50	$—	$50	$32	$82,954	$83,036
Other commercial real estate	335	—	335	3,738	477,870	481,943
Total commercial real estate	385	—	385	3,770	560,824	564,979
Residential real estate	1,296	—	1,296	3,643	166,402	171,341
Commercial, financial, & agricultural	212	—	212	1,628	89,695	91,535
Consumer and other	21	—	21	138	19,086	19,245
Total Loans	$1,914	$—	$1,914	$9,179	$836,007	$847,100

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table presents the aging of the amortized cost basis in purchased loans by aging category and accrual status as of September 30, 2020 and December 31, 2019:

(dollars in thousands)	30-89 Days Past Due	90 Days or More Past Due	Total Accruing Loans Past Due	Nonaccrual Loans	Current Loans	Total Loans
September 30, 2020
Construction, land and land development	$136	$—	$136	$79	$17,914	$18,129
Other commercial real estate	—	—	—	1,976	43,916	45,892
Total commercial real estate	136	—	136	2,055	61,830	64,021
Residential real estate	—	—	—	78	16,901	16,979
Commercial, financial, & agricultural	159	—	159	38	12,367	12,564
Consumer and other	—	—	—	84	2,786	2,870
Total Loans	$295	$—	$295	$2,255	$93,884	$96,434

December 31, 2019
Construction, land and land development	$—	$—	$—	$—	$13,061	$13,061
Other commercial real estate	83	—	83	—	58,213	58,296
Total commercial real estate	83	—	83	—	71,274	71,357
Residential real estate	57	—	57	—	23,398	23,455
Commercial, financial, & agricultural	553	—	553	—	22,272	22,825
Consumer and other	8	—	8	—	4,069	4,077
Total Loans	$701	$—	$701	$—	$121,013	$121,714

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table details impaired loan data, including purchased credit impaired loans, as of September 30, 2020.

	September 30, 2020
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment
With No Related Allowance Recorded
Construction, land and land development	$6,970	$7,023	$—	$1,806
Commercial real estate	14,635	13,933	—	8,978
Residential real estate	1,985	1,949	—	1,926
Commercial, financial & agriculture	48	48	—	232
Consumer & other	—	—	—	—
	23,638	22,953	—	12,942

With An Allowance Recorded
Construction, land and land development	—	—	—	—
Commercial real estate	2,390	2,395	728	9,334
Residential real estate	480	480	74	1,059
Commercial, financial & agriculture	567	567	567	1,332
Consumer & other	—	—	—	—
	3,437	3,442	1,369	11,725

Purchased Credit Impaired Loans
Construction, land and land development	118	118	—	96
Commercial real estate	120	120	—	79
Residential real estate	16	16	5	14
Commercial, financial & agriculture	57	57	—	50
Consumer & other	192	192	83	117
	503	503	88	356
Total
Construction, land and land development	7,088	7,141	—	1,902
Commercial real estate	17,145	16,448	728	18,391
Residential real estate	2,481	2,445	79	2,999
Commercial, financial & agriculture	672	672	567	1,614
Consumer & other	192	192	83	117
	$27,578	$26,898	$1,457	$25,023

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table details impaired loan data as of December 31, 2019.

	December 31, 2019
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment
With No Related Allowance Recorded
Construction, land and land development	$67	$67	$—	$168
Commercial real estate	12,455	11,639	—	13,924
Residential real estate	2,706	2,711	—	3,693
Commercial, financial & agriculture	257	257	—	910
Consumer & other	—	—	—	123
	15,485	14,674	—	18,818

With An Allowance Recorded
Construction, land and land development	—	—	—	80
Commercial real estate	6,379	6,385	1,939	3,898
Residential real estate	757	760	137	367
Commercial, financial & agriculture	2,189	1,989	1,073	722
Consumer & other	—	—	—	—
	9,325	9,134	3,149	5,067
Purchased Credit Impaired Loans
Construction, land and land development	65	65	—	80
Commercial real estate	34	34	—	35
Residential real estate	11	11	6	24
Commercial, financial & agriculture	37	37	—	47
Consumer & other	—	—	—	—
	147	147	6	186
Total
Construction, land and land development	132	132	—	328
Commercial real estate	18,868	18,058	1,939	17,857
Residential real estate	3,474	3,482	143	4,084
Commercial, financial & agriculture	2,483	2,283	1,073	1,679
Consumer & other	—	—	—	123
	$24,957	$23,955	$3,155	$24,071
Interest income recorded on impaired loans during the three months ended September 30, 2020 and 2019 were $104,000 and $274,000, respectively and during the nine months ended September 30, 2020 and 2019 were $154,000 and $477,000, respectively.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Troubled Debt Restructurings
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
As discussed in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2019, which are included in the Company’s 2019 Form 10-K, once a loan is identified as a TDR, it is accounted for as an impaired loan. The Company had no unfunded commitments to lend to a customer that has a troubled debt restructured loan as of September 30, 2020. The Company had three loan contracts restructured during the three and nine month periods ended September 30, 2020, all three modifications were payment deferral modifications. Two of the loans were commercial real estate totaling $131,000 and there was one commercial loan totaling $97,000. Loans modified in a troubled debt restructuring are considered to be in default once the loan becomes 90 days past due. A TDR may cease being classified as impaired if the loan is subsequently modified at market terms and, has performed according to the modified terms for at least six months, and there has not been any prior principal forgiveness on a cumulative basis.
The Company had no loans that subsequently defaulted during the three or nine months ended September 30, 2020 and 2019.
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
As of September 30, 2020, the Company had approximately $12.6 million in loans still under their modified terms. The Company’s modification program included payment deferrals, interest only, and other forms of modifications. See Note 1 - Summary of Significant Accounting Policies for more information.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(5) Allowance for Loan Losses
The following tables detail activity in the allowance for loan losses, segregated by class of loan, for the three and nine months periods ended September 30, 2020 and September 30, 2019. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other loan categories and periodically may result in reallocation within the provision categories.

(dollars in thousands)	Construction, land and land development	Other commercial real estate	Residential real estate	Commercial, financial & agricultural	Consumer and other	Total
Three months ended September 30, 2020
Beginning Balance	$759	$5,711	$1,631	$1,913	$275	$10,289
Charge-offs	—	(226)	(144)	(153)	(36)	(559)
Recoveries	6	3	120	1	54	184
Provision	199	127	317	346	117	1,106
Ending balance	964	5,615	1,924	2,107	410	11,020

Nine months ended September 30, 2020
Beginning Balance	$215	$3,908	$980	$1,657	$103	$6,863
Charge-offs	(4)	(226)	(159)	(221)	(846)	(1,456)
Recoveries	31	29	130	21	140	351
Provision	722	1,904	973	650	1,013	5,262
Ending balance	964	5,615	1,924	2,107	410	11,020

Period end amount allocated to
Individually evaluated for impairment	—	728	74	567	—	1,369
Collectively evaluated for impairment	964	4,887	1,845	1,540	327	9,563
Purchase credit impaired	—	—	5	—	83	88
Ending Balance	964	5,615	1,924	2,107	410	11,020

Loans
Individually evaluated for impairment	7,023	16,329	2,429	614	—	26,395
Collectively evaluated for impairment	121,150	493,543	182,673	254,244	23,098	1,074,708
Purchase credit impaired	118	120	16	57	192	503
Ending balance	$128,291	$509,992	$185,118	$254,915	$23,290	$1,101,606

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(dollars in thousands)	Construction, land and land development	Other commercial real estate	Residential real estate	Commercial, financial & agricultural	Consumer and other	Total
Three months ended September 30, 2019
Beginning Balance	$12	$4,430	$845	$1,421	$81	$6,789
Charge-offs	—	—	(110)	(225)	(253)	(588)
Recoveries	7	142	7	14	15	185
Provision	156	(559)	215	104	298	214
Ending balance	175	4,013	957	1,314	141	6,600
Nine months ended September 30, 2019
Beginning Balance	$131	$5,251	$1,181	$618	$96	$7,277
Charge-offs	(29)	(119)	(757)	(350)	(432)	(1,687)
Recoveries	61	183	166	31	45	486
Provision	12	(1,302)	367	1,015	432	524
Ending balance	175	4,013	957	1,314	141	6,600

December 31, 2019
Period end amount allocated to
Individually evaluated for impairment	—	1,939	137	1,073	—	3,149
Collectively evaluated for impairment	215	1,969	837	584	103	3,708
Purchase credit impaired	—	—	6	—	—	6
Ending Balance	215	3,908	980	1,657	103	6,863

Loans
Individually evaluated for impairment	67	18,024	3,471	2,246	—	23,808
Collectively evaluated for impairment	95,965	522,181	191,314	112,077	23,322	944,859
Purchase credit impaired	65	34	11	37	—	147
Ending Balance	$96,097	$540,239	$194,796	$114,360	$23,322	$968,814
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
Substantially all of the leases in which the Company is the lessee are comprised of real estate for branches and office space with terms extending through 2027. All leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated balance sheet. With the adoption of Topic 842, operating lease arrangements are required to be recognized on the consolidated balance sheet as a right-of-use (“ROU”) asset and a corresponding lease liability.
The following table represents the consolidated balance sheet classification of the Company’s ROU assets and liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated balance sheet.

(dollars in thousands)	Classification	September 30, 2020	December 31, 2019
Assets
Operating lease right-of-use assets	Other assets	$572	$572
Liabilities
Operating lease liabilities	Other liabilities	576	547

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
Operating lease cost was $64,000 and $31,000 for the three months ended September 30, 2020 and 2019, respectively, and $180,000 and $61,000 for the nine months ended September 30, 2020 and 2019 respectively.
As of September 30, 2020, the weighted average remaining lease term was 4.54 years and the weighted average discount rate was 1.77%.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table represents the future maturities of the operating lease liabilities and other lease information as of September 30, 2020.

(dollars in thousands)		Lease Liability
2021		$198
2022		149
2023		79
2024		45
2025		45
After September 30, 2025		93
Total lease payments		$609
Less: interest		(33)
Present value of lease liabilities		$576

Supplemental lease information:
Cash paid for amounts included in the measurement of lease liabilities:	September 30, 2020	September 30, 2019
Operating cash flows from operating leases (cash payments)	$176	$104
Operating cash flows from operating leases (lease liability addition)	167	101
Operating lease right-of-use assets obtained in exchange for leases entered into during the period	196	193

(7) Borrowings
The following table presents information regarding the Company’s outstanding borrowings at September 30, 2020 and December 31, 2019:

(dollars in thousands)	September 30, 2020	December 31, 2019
Federal Home Loan Bank advances	$22,500	$47,000
Paycheck Protection Program (PPP) Liquidity Facility	134,500	—
Other borrowings	38,042	38,792
	$195,042	$85,792
Advances from the Federal Home Loan Bank (“FHLB”) have maturities ranging from 2021 to 2029 and interest rates ranging from 1.05% to 3.51%. As collateral on the outstanding FHLB advances, the Company has provided a blanket lien on its portfolio of qualifying residential first mortgage loans, commercial loans, multifamily loans and HELOC loans. At September 30, 2020, the lendable collateral of those loans pledged is $88.6 million. At September 30, 2020, the Company had remaining credit availability from the FHLB of $416.1 million. The Company may be required to pledge additional qualifying collateral in order to utilize the full amount of the remaining credit line.
On May 1, 2019, the Company completed a borrowing arrangement with a correspondent bank for $10.0 million. The term note is secured by the Bank’s stock, expires on May 1, 2024, and bears a fixed interest rate of 4.70%. The proceeds were used for the acquisition of LBC Bancshares, Inc. and its subsidiary, Calumet Bank. As of September 30, 2020, the outstanding balance totaled $8.5 million.
On May 1, 2019, the Company completed a revolving credit arrangement with a correspondent bank with a maximum line amount of $10.0 million. This line of credit is secured by the Bank’s stock, expires on May 1, 2021, and bears a variable interest rate of Wall Street Journal Prime minus 0.40%. The Company advanced $5.3 million that was used toward the acquisition of LBC Bancshares, Inc. and its subsidiary, Calumet Bank. As of September 30, 2020, the outstanding balance totaled $5.3 million.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
On April 20, 2020 the Company completed a Paycheck Protection Program Liquidity Facility (PPPLF) credit arrangement with The Federal Reserve Bank. This line of credit is secured by PPP loans and bears a fixed interest rate of 0.35% with a maturity date equal to the maturity date of the related PPP loans, with the PPP loans maturing either two or five years from the origination date of the PPP loan. An advance of $140.7 million through the PPPLF was used for the funding of PPP loans. As of September 30, 2020, the outstanding balance totaled $134.5 million, and the Company's PPP loans and related PPPLF funding had a weighted average life of approximately 2 years.
The aggregate stated maturities of other borrowed money at September 30, 2020 are as follows:

(dollars in thousands)
Year	Amount
2021	$5,313
2022	—
2023	3,000
2024	8,500
2025 and After	43,729
PPPLF	134,500
$195,042
The Company also has available federal funds lines of credit with various financial institutions totaling $55.0 million, none of which were outstanding at September 30, 2020.
The Company has the ability to borrow funds from the Federal Reserve Bank (“FRB”) of Atlanta utilizing the discount window. The discount window is an instrument of monetary policy that allows eligible institutions to borrow money from the FRB on a short-term basis to meet temporary liquidity shortages caused by internal or external disruptions. At September 30, 2020, the Company had borrowing capacity available under this arrangement, with no outstanding balances. The Company would be required to pledge certain available-for-sale investment securities as collateral under this agreement.
The Company's Trust Preferred Securities are recorded as subordinated debentures on the consolidated balance sheets, but subject to certain limitations, qualify as Tier 1 Capital for regulatory capital purposes. At September 30, 2020 and December 31, 2019, Trust Preferred Securities was $24.2 million. The proceeds from the offerings were used to fund certain acquisitions, pay off holding company debt and inject capital into the bank subsidiary. The Trust preferred securities pay interest quarterly.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(8) Earnings Per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflects the potential dilution of restricted stock.
The following table presents earnings per share for the three and nine months ended September 30, 2020 and 2019.

(dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator
Net income available to common stockholders	$3,099	$2,518	$6,916	$7,455

Denominator
Weighted average number of common shares
Outstanding for basic earnings per common share	9,499	9,495	9,499	9,008
Weighted-average number of shares outstanding for diluted earnings per common share	9,499	9,495	9,499	9,008

Earnings per share - basic	$0.33	$0.27	$0.73	$0.83

Earnings per share - diluted	$0.33	$0.27	$0.73	$0.83

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
At September 30, 2020 and December 31, 2019 the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
(dollars in thousands)	September 30, 2020	December 31, 2019
Loan commitments	$147,410	$102,890
Letters of credit	3,540	1,576

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
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
Legal Contingencies. In the ordinary course of business, there are various legal proceedings pending against the Company and the Bank. As of September 30, 2020, the aggregate liabilities, if any, arising from such proceedings would not, in the opinion of management, have a material adverse effect on the Company’s consolidated financial position.

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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
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
The carrying amount, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2020 and December 31, 2019 are as follows:

	Fair Value Measurements
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
September 30, 2020
Assets
Cash and short-term investments	$148,839	$148,839	$148,839	$—	$—
Investment securities available for sale	363,601	363,601	—	361,599	2,002
Other investments, at cost	3,296	3,296	2,567	729	—
Loans held for sale	55,864	55,864	—	55,864	—
Loans, net	1,090,586	1,111,221	—	—	1,111,221

Liabilities
Deposits	1,416,400	1,416,311	—	1,416,311	—
Paycheck Protection Program Liquidity Facility	22,500	20,742	—	20,742	—
Federal Home Loan Bank advances	134,500	134,500	—	134,500	—
Other borrowings	38,042	38,042	—	38,046	—

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	Fair Value Measurements
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2019
Assets
Cash and short-term investments	$104,092	$104,092	$104,192	$—	$—
Investment securities available for sale	347,332	347,332	—	345,310	2,022
Other investments, at cost	4,288	4,288	3,559	729	—
Loans held for sale	10,076	10,076	—	10,076	—
Loans, net	961,951	938,475	—	—	938,475

Liabilities
Deposits	1,293,742	1,294,506	—	1,294,506	—
Federal Home Loan Bank advances	47,000	44,402	—	44,402	—
Other borrowings	38,792	38,792	—	38,792	—

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
Assets Measured at Fair Value on a Recurring and Nonrecurring Basis – The following table presents the recorded amount of the Company’s assets measured at fair value on a recurring and nonrecurring basis as of September 30, 2020 and December 31, 2019, aggregated by the level in the fair value hierarchy within which those measurements fall. The table below includes only impaired loans with a specific reserve and only other real estate properties with a valuation allowance at September 30, 2020 and December 31, 2019. Those impaired loans and other real estate properties are shown net of the related specific reserves and valuation allowances.

		Fair Value Measurements at Reporting Date Using
(dollars in thousands)	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2020
Recurring Securities Available for Sale
U.S. treasury securities	$245	$—	$245	$—
State, county & municipal securities	38,906	—	38,906	—
Corporate Debt securities	3,753	—	1,751	2,002
Mortgage-backed securities	320,697	—	320,697	—
Total available for sale securities	$363,601	$—	$361,599	$2,002

Nonrecurring
Collateral Dependent Impaired Loans	$2,178	$—	$—	$2,178
Other Real Estate	1,875	—	—	1,875
Total nonrecurring assets	$4,053	$—	$—	$4,053

		Fair Value Measurements at Reporting Date Using
(dollars in thousands)	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2019
Recurring Securities Available for Sale
State, county & municipal securities	$5,115	$—	$5,115	$—
Corporate Debt securities	2,806	—	784	2,022
Mortgage-backed securities	339,411	—	339,411	—
Total available for sale securities	$347,332	$—	$345,310	$2,022

Nonrecurring
Collateral Dependent Impaired Loans	$5,985	$—	$—	5,985
Other Real Estate	1,320	—	—	1,320
Total nonrecurring assets	$7,305	$—	$—	$7,305

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
The following table presents quantitative information about the significant unobservable inputs used in the fair value measurements for assets in level 3 of the fair value hierarchy measured on a nonrecurring basis at September 30, 2020 and December 31, 2019. This table is comprised primarily of collateral dependent impaired loans and other real estate:

(dollars in thousands)	September 30, 2020	Valuation Techniques	Unobservable Inputs	Range Weighted Avg
Collateral Dependent Impaired Loans	$2,178	Appraised Value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	10%	80%
Other Real Estate	1,875	Appraised Value/Comparable Sales	Discounts to reflect current market conditions and estimated costs to sell	—%	20%

(dollars in thousands)	December 31, 2019	Valuation Techniques	Unobservable Inputs	Range Weighted Avg
Collateral Dependent Impaired Loans	$5,985	Appraised Value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	—%	20%
Other Real Estate	1,320	Appraised Value/Comparable Sales	Discounts to reflect current market conditions and estimated costs to sell	—%	20%
The table below presents a reconciliation and statement of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the nine months ended September 30, 2020 and 2019.

	Available for Sale Securities
(dollars in thousands)	September 30, 2020	September 30, 2019
Balance, Beginning	$2,022	$4,277
Transfers out of Level 3	—	—
Sales	—	—
Paydowns		(883)
Realized Loss on Sale of Security	—	—
Unrealized gains (losses) included in Other Comprehensive Income	(20)	40
Balance, Ending	$2,002	$3,434

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The Company’s policy is to recognize transfers in and transfers out of levels 1, 2 and 3 as of the end of a reporting period. There were no transfers of securities between levels for the three and nine months ended September 30, 2020 and 2019.
The following table presents quantitative information about recurring level 3 fair value measurements as of September 30, 2020 and December 31, 2019.

(dollars in thousands)
September 30, 2020	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Avg)
Corporate debt securities	$2,002	Discounted Cash Flow	Discount Rate or Yield	N/A*
December 31, 2019
Corporate debt securities	$2,022	Discounted Cash Flow	Discount Rate or Yield	N/A*
*    The Company relies on a third-party pricing service to value its securities. The details of the unobservable inputs and other adjustments used by the third-party pricing service were not readily available to the Company.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(11) Segment Information
The Company’s operating segments include banking, mortgage banking and small business specialty lending division. The reportable segments are determined by the products and services offered, and internal reporting. The Bank segment derives its revenues from the delivery of full-service financial services, including retail and commercial banking services and deposit accounts. The Mortgage Banking segment derives its revenues from the origination and sales of residential mortgage loans held for sale. The Small Business Specialty Lending Division segment derives its revenue from the origination, sales and servicing of Small Business Administration loans and other government guaranteed loans. Segment performance is evaluated using net interest income and noninterest income. Income taxes are allocated based on income before income taxes, and indirect expenses (includes management fees) are allocated based on various internal factors for each segment. Transactions among segments are made at fair value. Information reported internally for performance assessment follows. The following tables present information reported internally for performance assessment for the three and nine months ended September 30, 2020 and 2019:

(dollars in thousands)	Bank	Mortgage Banking	Small Business Specialty Lending Division	Totals
Three months ended September 30, 2020
Net Interest Income	$12,920	$188	$740	$13,848
Provision for Loan Losses	1,106	—	—	1,106
Noninterest Income	4,139	2,612	803	7,554
Noninterest Expenses	13,242	2,410	661	16,313
Income Taxes	785	82	17	884
Segment Profit (Loss)	$1,926	$308	$865	$3,099

Segments Assets at September 30, 2020	$1,563,131	$50,265	$146,050	$1,759,446

(dollars in thousands)	Bank	Mortgage Banking	Small Business Specialty Lending Division	Totals
Three months ended September 30, 2019
Net Interest Income	$12,575	$81	$—	$12,656
Provision for Loan Losses	214	—	—	214
Noninterest Income	2,785	1,245	—	4,030
Noninterest Expenses	11,637	1,191	529	13,357
Income Taxes	501	(15)	111	597
Segment Profit	$3,008	$150	$(640)	$2,518

Segments Assets at September 30, 2019	$1,473,535	$3,998	$149	$1,477,682

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(dollars in thousands)	Bank	Mortgage Banking	Small Business Specialty Lending Division	Totals
Nine months ended September 30, 2020
Net Interest Income	$38,306	$305	$1,483	$40,094
Provision for Loan Losses	5,262	—	—	5,262
Noninterest Income	9,960	5,686	1,183	16,829
Noninterest Expenses	36,712	5,302	924	42,938
Income Taxes	1,472	137	198	1,807
Segment Profit (Loss)	$4,820	$552	$1,544	$6,916

(dollars in thousands)	Bank	Mortgage Banking	Small Business Specialty Lending Division	Totals
Nine months ended September 30, 2019
Net Interest Income	$34,754	$100	$—	$34,854
Provision for Loan Losses	524	—	—	524
Noninterest Income	8,462	1,888	—	10,350
Noninterest Expenses	32,832	2,037	529	35,398
Income Taxes	1,726	(10)	111	1,827
Segment Profit	$8,134	$(39)	$(640)	$7,455

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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  As of September 30, 2020, the interim final Basel III rules (“Basel III”) require the Company to also maintain minimum amounts and ratios of common equity Tier 1 capital to risk-weighted assets.  These amounts and ratios as defined in regulations are presented hereafter.  Management believes, as of September 30, 2020, the Company meets all capital adequacy requirements to which it is subject under the regulatory framework for prompt corrective action.  In the opinion of management, there are no events or conditions since prior notification of capital adequacy from the regulators that have changed the institution’s category.
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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table summarizes regulatory capital information as of September 30, 2020 and December 31, 2019 on a consolidated basis and for the subsidiary, as defined.  Regulatory capital ratios for September 30, 2020 and December 31, 2019 were calculated in accordance with the Basel III rules.

(dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2020
Total Capital to Risk-Weighted Assets
Consolidated	$168,270	15.29%	$88,042	8.00%	N/A	N/A
Colony Bank	158,046	14.35	88,109	8.00	$110,137	10.00%

Tier I Capital to Risk-Weighted Assets
Consolidated	157,250	14.29	66,025	6.00	N/A	N/A
Colony Bank	147,026	13.35	66,079	6.00	88,105	8.00

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	133,750	12.16	49,496	4.50	N/A	N/A
Colony Bank	147,026	13.35	49,559	4.50	71,586	6.50

Tier I Capital to Average Assets
Consolidated	157,250	10.17	61,849	4.00	N/A	N/A
Colony Bank	147,026	9.66	60,880	4.00	76,100	5.00

(dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019
Total Capital to Risk-Weighted Assets
Consolidated	$140,973	13.17%	$85,661	8.00%	N/A	N/A
Colony Bank	151,444	14.19	85,407	8.00	$106,758	10.00%

Tier I Capital to Risk-Weighted Assets
Consolidated	134,110	12.52	64,246	6.00	N/A	N/A
Colony Bank	144,581	13.54	64,055	6.00	8,547	8.00

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	110,610	10.33	48,185	4.50	N/A	N/A
Colony Bank	144,581	13.54	48,041	4.50	69,393	6.50

Tier I Capital to Average Assets
Consolidated	134,110	8.92	60,141	4.00	N/A	N/A
Colony Bank	144,581	9.77	59,977	4.00	74,972	5.00

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(13) Subsequent Events
Dividend
On October 15, 2020, the Board of Directors declared a quarterly cash dividend of $0.10 per share, to be paid on its common stock on November 13, 2020, to shareholders of record as of the close of business on October 30, 2020.
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Colony Bankcorp, Inc. and our wholly owned subsidiary, Colony Bank, from December 31, 2019 through September 30, 2020 and on our results of operations for the three and nine months ended September 30, 2020 and 2019. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto in the Company's 2019 Form 10-K, and information presented elsewhere in this Quarterly Report on Form 10-Q, particularly the unaudited consolidated financial statements and related notes appearing in Item 1.
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
•changes in our accounting standards;
•changes in tariffs and trade barriers;
•changes in federal tax law or policy; and
•other risks and factors identified in our 2019 Form 10-K and Quarterly Reports on Form 10-Q for the periods ended March 31, 2020 and June 30, 2020 ("2020 Form 10-Qs"), including those identified under the heading “Risk Factors”.
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
Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law on March 27, 2020 as a $2 trillion legislative package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The legislative package also includes extensive emergency funding for hospitals and providers. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts have had and continue to have a material impact on our operations.
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

We have implemented loan programs to allow customers who are experiencing hardships from the COVID-19 pandemic to defer loan principal and interest payments for up to 90 days. The Small Business Administration (SBA) has also guaranteed the principal and interest payments of all our SBA loan customers for six months. As of September 30, 2020, we had 6 commercial customers with outstanding loan balances totaling $12.6 million who had active payment deferrals. Of these non-SBA payment deferrals, 2 loans totaling $7.6 million were in the hotel industry, 1 loans totaling $708,000 were in the retail industry, and the remaining 3 loans in the 1-4 family investment properties, office (not medical) and retail totaling $4.3 million, which are some of the industries heavily impacted by the COVID-19 pandemic.
In addition, we have been participating in the SBA Paycheck Protection Program (“PPP”) under CARES Act to help provide loans to our business customers in need. As of September 30, 2020, the Company has closed with the SBA approximately 1,630 PPP loans for an aggregate amount of funds in excess of $137.8 million. We have used our current cash balances and available liquidity from the Paycheck Protection Program Liquidity Facility to fund these PPP loans. Loan fees collected related to these loans is approximately $5.5 million. In accordance with U.S. generally accepted accounting principles (GAAP), these fees will be deferred and recognized over the life of the loans.
Despite recent improvements in certain economic indicators, significant constraints to commerce remain in place, and significant uncertainty remains over the timing of an effective and widely available coronavirus vaccine, the timing and scope of additional government stimulus packages, and the economic impact resulting from the outcome of the November 2020 elections. The duration and extent of the downturn and speed of the related recovery on our business, customers and the economy as a whole remains uncertain.
Overview
The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of September 30, 2020 and December 31, 2019, and results of operations for each of the three and nine months periods ended September 30, 2020 and 2019. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.
At September 30, 2020, the Company had total consolidated assets of $1.8 billion, total loans of $1.1 billion, total deposits of $1.4 billion, and shareholders’ equity of $140.3 million. The Company reported net income of $3.1 million, or $0.33 per diluted share, for the third quarter of 2020, compared to net income of $2.5 million, or $0.27 per diluted share, for the third quarter of 2019. The Company reported net income of $6.9 million, or $0.73 per diluted share, for the nine months ended September 30, 2020 compared to net income of $7.5 million, or $0.83 per diluted share, for the nine months ended September 30, 2019. The decline in net income for the nine months ended September 30, 2020 was driven by a significant increase in provision for loan losses and a reduction in the federal funds rate due to the impact of COVID-19.
Net interest income increased to $13.8 million for the third quarter of 2020, compared to $12.7 million for the third quarter of 2019, due to an increase in loan fee income generated through PPP loan originations during the second quarter of 2020. The net interest margin decreased to 3.34% for the three months ended September 30, 2020 from 3.62% for the same period in 2019. The reason for the decrease in net interest margin is primarily due to an increase in volume of loan production at lower rates from the PPP loans, which was partially offset by lower borrowing and deposit rates.
Net interest income increased to $40.1 million for the nine months ended September 30, 2020, compared to $34.9 million for the same period in 2019, due to an increase loan fee income generated through PPP loan originations during the second quarter of 2020. The net interest margin declined to 3.46% for the nine months ended September 30, 2020 from 3.57% for the nine months ended September 30, 2019. The reason for the decrease in net interest margin is primarily due to an increase in volume of loan production at lower rates from the PPP loans, which was partially offset by lower borrowing and deposit rates.
The provision for loan losses was $1.1 million for the third quarter of 2020, compared to $214,000 for the third quarter of 2019. Net charge-offs for the third quarter of 2020 were $375,000 compared to net charge-offs of $403,000 for the same period in 2019. The provision for loan losses was $5.3 million for the nine months ended September 30, 2020, compared to $524,000 for the nine months ended September 30, 2019. Net charge-offs for the nine months ended September 30, 2020 were $1.1 million compared to $1.2 million for the same period in 2019. As of September 30, 2020, Colony’s allowance for loan losses was $11.0 million, or 1.00% of total loans, compared to $6.9 million, or 0.71% of total loans, at December 31, 2019. At September 30, 2020 and December 31, 2019, nonperforming assets were $11.8 million and $10.5 million, or 0.67% and 0.69% of total assets, respectively. While asset quality remains stable period over period, social and economic disruption in response to the COVID-19 pandemic continued to result in business closures and job losses during the third quarter of 2020. As such, additional qualitative measures were incorporated as part of the September 30, 2020 allowance for loan losses calculation which was the primary cause for the increase to the provision for loan losses during the third quarter of 2020 compared to the same period in 2019.
Noninterest income of $7.6 million for the third quarter of 2020 was up $3.5 million or 86.9%, from the third quarter of 2019. Noninterest income of $16.8 million for the nine months ended September 30, 2020 was up $6.5 million, or 62.6%, from the nine months ended September 30, 2020. The increase in both periods was primarily due to increases in mortgage loan fees, gain on sale of securities and SBA loans, and interchange fees.
For the third quarter of 2020, noninterest expense of $16.3 million increased $3.0 million, or 22.1% from the same period in 2019. Noninterest expense for the nine months ended September 30, 2020 of $42.9 million, increased $7.5 million, or 21.3% from the same period in 2019. Increases in noninterest expense are in part due to the growth experienced by Colony and changes to organizational structure that are associated with that growth, the write down of the Thomaston branch and the FHLB prepayment penalty offset by the decrease in acquisitions expenses in the third quarter. Those expenses that were the primary contributors to the increase year over year include salaries and employee benefits and other noninterest expenses. See "Table 6 - Noninterest expense" for more detail and discussion on the two primary drivers to the increase in noninterest expense.
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

Table 1 - Non-GAAP Performance Measures Reconciliation
(dollars in thousands, except per share data)
	2020			2019
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Non-GAAP Measures
Operating net income reconciliation
Net income (GAAP)	$3,099	$2,214	$1,603	$2,756	$2,518
Acquisition-related expenses	207	220	287	335	861
Thomaston building write down	582	—	—	—	—
Income tax benefit of acquisition-related expenses	(166)	(46)	(60)	(70)	(181)
Operating net income	$3,722	$2,388	$1,830	$3,021	$3,198
Weighted average diluted shares	9,498,783	9,498,783	9,498,783	9,494,859	9,494,771
Adjusted earnings per diluted share	$0.39	$0.25	$0.19	$0.32	$0.34

Tangible common book value per share reconciliation
Common book value per share (GAAP)	$14.78	$14.59	$14.35	$13.74	$13.65
Effect of goodwill and other intangibles	(1.96)	(1.96)	(2.06)	(2.06)	(2.04)
Tangible common book value per share	12.82	12.63	12.29	11.68	11.61

Results of Operations
We reported net income and diluted earnings per share of $3.1 million and $0.33, respectively, for the third quarter of 2020. This compared to net income and diluted earnings per share of $2.5 million and $0.27, respectively, for the same period in 2019.
We reported operating net income of $3.7 million for the third quarter 2020, compared to $3.2 million for the same period in 2019. For the third quarter of 2020, operating net income excludes acquisition-related expenses and the write down of the Thomaston branch, which net of tax, totaled $623,000. For the third quarter of 2019, operating net income excludes acquisition-related expenses, which net of tax, totaled $680,000. See reconciliation of non-GAAP financial measures provided above.

Table 2 - Selected Financial Information
(dollars in thousands, except per share data)
	2020			2019
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
EARNINGS SUMMARY
Net interest income	$13,848	$13,541	$12,704	$12,992	$12,656
Provision for loan losses	1,106	2,200	1,956	581	214
Non-interest income	7,554	4,843	4,434	4,412	4,030
Non-interest expense	16,313	13,375	13,251	13,496	13,357
Income taxes	884	595	328	571	597
Net income	$3,099	$2,214	$1,603	$2,756	$2,518
PERFORMANCE MEASURES
Per common share:
Common shares outstanding	9,498,783	9,498,783	9,498,783	9,498,783	9,498,783
Weighted average basic shares	9,498,783	9,498,783	9,498,783	9,494,859	9,494,771
Weighted average diluted shares	9,498,783	9,498,783	9,498,783	9,494,859	9,494,771
Earnings per basic share	$0.33	$0.23	$0.17	$0.29	$0.27
Earnings per diluted share	0.33	0.23	0.17	0.29	0.27
Adjusted earnings per diluted share(b)	0.39	0.25	0.19	0.32	0.34
Cash dividends declared per share	0.10	0.10	0.10	0.08	0.08
Book value per common share	14.78	14.59	14.35	13.74	13.65
Tangible book value per common share (b)	12.82	12.63	12.29	11.68	11.61

Performance ratios:
Net interest margin (a)	3.34%	3.41%	3.63%	3.72%	3.62%
Return on average assets	0.70	0.52	0.42	0.73	0.67
Return on average total equity	8.80	6.47	4.79	8.47	7.86
Average total equity to average assets	7.91	8.06	8.86	8.66	8.59

ASSET QUALITY
Nonperforming loans (NPLs)	$9,926	$11,459	$10,130	$9,179	$10,143
Other real estate	1,875	1,769	847	1,320	776
Repossessions	11	17	19	13	8
Total nonperforming assets (NPAs)	11,812	13,245	10,996	10,512	10,927
Classified loans	21,388	20,619	23,093	21,084	20,103
Criticized loans	72,076	52,200	46,600	51,182	42,765
Net loan charge-offs	375	295	435	317	403
Allowance for loan losses to total loans	1.00%	0.92%	0.85%	0.71%	0.69%

Allowance for loan losses to total NPLs	111.02	89.79	64.81	74.77	68.95
Allowance for loan losses to total NPAs	93.29	77.68	60.83	65.29	63.73
Net charge-offs to average loans (annualized)	0.13	0.12	0.18	0.13	0.17
NPLs to total loans	0.90	1.03	1.13	0.95	1.00
NPAs to total assets	0.67	0.75	0.91	0.69	0.70
NPAs to total loans and other real estate	1.07	1.19	1.39	1.08	1.08

AVERAGE BALANCES
Total assets	$1,766,717	$1,702,902	$1,516,191	$1,503,521	$1,492,852
Loans, net	1,140,487	1,094,299	974,614	961,756	942,356
Deposits	1,417,724	1,384,739	1,293,784	1,278,987	1,272,561
Total stockholders’ equity	139,721	137,213	134,304	130,217	128,172

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
Fully taxable equivalent net interest income for the third quarter of 2020 and 2019 was $15.6 million and $16.2 million, respectively. The net interest spread and net interest margin for the third quarter of 2020 of 3.22% and 3.34% respectively, decreased 18 and 28 basis points, respectively, from the third quarter of 2019. For the first nine months of 2020 and 2019, fully taxable equivalent net interest income was $46.9 million and $44.5 million, respectively. The net interest spread and net interest margin for the first nine months of 2020 were 3.31% and 3.46% , respectively, which decreased 4 and 11 basis points, from the third quarter of 2019, respectively. Despite the growth in our interest earnings assets, our net interest margin and net interest spread are impacted by the downward pressure exerted from lower yielding PPP loans offset by lowering our borrowing costs during the quarter as well as lower interest on the level of deposits on our balance sheets.
The following tables indicate the relationship between interest income and interest expense and the average amounts of assets and liabilities for the periods indicated. As shown in the tables, both average assets and average liabilities for the three months ended September 30, 2020 increased compared to the same period in 2019. The increase in average assets was primarily driven by the increase in average loans of $184.3 million, or19.3% and the increase in investment securities of $267.7 million, from the third quarter in 2019, which reflects both organic loan growth, and growth in PPP loans. The increase in average loans was offset by a decrease in average securities of $26.7 million. The increase in average assets for the three months ended September 30, 2020 was funded primarily through an increase in Paycheck Protection Program Liquidity Facility and average customer deposits since the third quarter of 2019 of $147.9 million.
On a tax equivalent basis, net interest income for the third quarters of 2020 and 2019 was $13.9 million and $12.7 million, respectively, which represents an increase of $1.2 million, or 9.4% from the same period in 2019. On a tax equivalent basis, net interest income for the nine months ended September 30, 2020 and 2019 was $40.3 million and $35.0 million, respectively, which represents an increase of $5.3 million, or 15.2% from the same period in 2019. The higher net interest income is a result of growth in average interest earning assets, which increased $247.9 million, or 18.9%, from $1.3 billion in the third quarter 2019 to $1.6 billion for the third quarter of 2020. The growth in interest earning assets was primarily a result of growth in the loan portfolio through lower-yielding PPP loans which also generated higher balances in our interest-bearing deposits with other banks, of which both offset the intentional shrinking of the investment portfolio.
The yield on total interest-bearing liabilities decreased from 1.23% in the third quarter 2019 to 0.52% in the third quarter of 2020. Deposit costs decreased from 1.06% in the third quarter 2019 to 0.42% in the third quarter 2020. The decrease in deposit costs year over year is partially associated to market driven changes impacting our cost of funds attributable to falling interest rates throughout 2020 and 2019. In March of 2020, the Federal Reserve's Federal Open Market Committee ("FOMC") lowered interest rates twice for a total reduction of 150 basis points in response to the COVID-19 pandemic, which was the most aggressive action taken by the FOMC since the financial crisis in 2008.

Table 3 - Average Balance Sheet and Net Interest Analysis
	Three Months Ended September 30,
	2020			2019
(dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-earning assets:
Loans, net of unearned income(1)	$1,140,486	$13,809	4.80%	$956,150	$13,699	5.68%
Investment securities, taxable	339,094	1,644	1.92	391,117	2,328	2.36
Investment securities, tax-exempt(2)	26,916	130	1.92	1,615	13	3.19
Deposits in banks and short term investments	151,508	52	0.14	43,951	206	1.86
Total interest-earning assets	1,658,004	15,635	3.74	1,392,833	16,246	4.63
Noninterest-earning assets	$108,712			99,612
Total assets	$1,766,716			$1,492,445
Liabilities and stockholders' equity
Interest-bearing liabilities:
Interest-earning demand and savings	$793,831	$324	0.16%	$672,633	$1,260	0.74%
Other time	295,559	820	1.10	379,873	1,555	1.62
Total interest-bearing deposits	1,089,390	1,144	0.42	1,052,506	2,815	1.06
Federal Home Loan Bank advances	28,587	159	2.21	48,565	269	2.20
Paycheck Protection Program Liquidity Facility	134,500	118	0.35	—	—	—
Other borrowings	38,289	273	2.83	39,498	458	4.60
Total other interest-bearing liabilities	201,376	550	1.08	88,063	727	3.28
Total interest-bearing liabilities	1,290,766	1,694	0.52	1,140,569	3,542	1.23
Noninterest-bearing liabilities:
Demand deposits	$328,334			$219,718
Other liabilities	7,895			3,987
Stockholders' equity	139,721			128,171
Total noninterest-bearing liabilities and stockholders' equity	$475,950			$351,876
Total liabilities and stockholders' equity	$1,766,716			$1,492,445
Interest rate spread			3.22%			3.40%
Net interest income		$13,941			$12,704
Net interest margin			3.34%			3.62%
(1)The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recorded and recognized on the cash basis. Includes loans held for sale. Taxable-equivalent adjustments included totaling $66,000 and $45,000 for the three month periods ended September 30, 2020 and 2019, respectively are included in loans, net of unearned income.
(2)Taxable-equivalent adjustments totaling $27,000 and $3,000 for the three month periods ended September 30, 2020 and 2019, respectively, are included in tax-exempt interest on investment securities. The adjustments are based on a federal tax rate of 21% with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

Table 3 - Average Balance Sheet and Net Interest Analysis
	Nine Months Ended September 30,
	2020			2019
(dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-earning assets:
Loans, net of unearned income (1)	$1,071,908	$40,923	5.09%	$868,579	$36,566	5.61%
Investment securities, taxable	336,446	5,390	2.13	381,200	7,041	2.46
Investment securities, tax-exempt(2)	12,319	184	1.99	1,939	48	3.30
Deposits in banks and short term investments	132,496	384	0.39	53,589	810	2.01
Total interest-earning assets	1,553,169	46,881	4.02	1,305,307	44,465	4.54
Noninterest-earning assets	$107,013			78,202
Total assets	$1,660,182			$1,383,509
Liabilities and stockholders' equity
Interest-bearing liabilities:
Interest-earning demand and savings	$762,906	$1,667	0.29%	$620,731	$3,234	0.69%
Other time	313,834	3,099	1.32	362,651	4,335	1.59
Total interest-bearing deposits	1,076,740	4,766	0.59	983,382	7,569	1.03

Federal Home Loan Bank advances	36,858	626	2.26	43,868	775	2.35
Paycheck Protection Program Liquidity Facility	78,081	205	0.35	—	—	—
Other borrowings	38,591	962	3.32	32,515	1,127	4.62
Total other interest-bearing liabilities	153,530	1,793	1.56	76,383	1,902	3.32
Total interest-bearing liabilities	1,230,270	6,559	0.71	1,059,765	9,471	1.19
Noninterest-bearing liabilities:
Demand deposits	287,038			207,328
Other liabilities	6,134			3,712
Stockholders' equity	136,740			112,704
Total noninterest-bearing liabilities and stockholders' equity	$429,912			$323,744
Total liabilities and stockholders' equity	$1,660,182			$1,383,509
Interest rate spread			3.31%			3.35%
Net interest income		$40,322			$34,994
Net interest margin			3.46%			3.57%
(1)The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable equivalent adjustments included totaling $190,000 and $129,000 for the nine month periods ended September 30, 2020 and 2019, respectively are included in loans, net of unearned income.
(2)Taxable-equivalent adjustments totaling $38,000 and $11,000 for nine month periods ended September 30, 2020 and 2019, respectively, are included in tax-exempt interest on investment securities. The adjustments are based on a federal tax rate of 21% with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.
The following table presents the effect of net interest income for changes in the average outstanding volume amounts of interest-earning assets and interest-bearing liabilities and the rates earned and paid on these assets and liabilities from September 30, 2019 to September 30, 2020.

Table 4 - Change in Interest Revenue and Expense on a Taxable Equivalent Basis
	Nine Months Ended September 30, 2020
	Compared to Nine Months Ended September 30, 2019 Increase (Decrease) Due to Changes in
(dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned fees	$11,403	$(7,046)	$4,357
Investment securities, taxable	(1,101)	(550)	(1,651)
Investment securities, tax-exempt	342	(206)	136
Deposits in banks and short term investments	1,589	(2,015)	(426)
Total interest-earning assets (FTE)	12,233	(9,817)	2,416
Interest-bearing liabilities:
Interest-Bearing Demand and Savings Deposits	987	(2,554)	(1,567)
Time Deposits	(777)	(459)	(1,236)
Federal Home Loan Bank Advances	(165)	16	(149)
Paycheck Protection Program Liquidity Facility	—	205	205
Other Borrowed Money	281	(446)	(165)
Total interest-bearing liabilities	326	(3,238)	(2,912)
Increase in net interest income (FTE)	$11,907	$(6,579)	$5,328
Provision for Loan Losses
The provision for loan losses is based on management's evaluation of probable, inherent losses in the loan portfolio and unfunded commitments and the corresponding analysis of the allowance for loan losses at quarter-end. Provision for loan losses for the three and nine months ended September 30, 2020 were $1.1 million and $5.3 million, respectively, compared to $214,000 and $524,000 for the same periods in 2019, respectively. For the three months ended September 30, 2020, net loan charge-offs as an annualized percentage of outstanding loans were 0.13% compared to 0.17% for the same period in 2019. The amount of provision expense recorded in each period was the amount required such that the total allowance for loan losses reflected the appropriate balance, in the estimation of management, sufficient to cover probable, inherent loan losses in the loan portfolio. The increase in provision for loan losses in the three and nine months ended September 30, 2020 compared to the same periods in 2019 is largely due to the unprecedented economic disruptions and uncertainty surrounding the COVID-19 pandemic. See the section captioned “Loans and Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Noninterest Income
The following table represents the major components of noninterest income for the periods indicated.

Table 5 - Noninterest Income
(dollars in thousands)
	Three Months Ended September 30,		Change		Nine months ended September 30,		Change
	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Service charges on deposits	1,316	$1,546	$(230)	(14.9)%	$3,906	$3,997	$(91)	(2.3)%
Mortgage fee income	2,616	1,255	1,361	108.4	5,706	1,942	3,764	193.8
Gain on sale of SBA loans	748	—	748	100.0	1,004	—	1,004	100.0
Gain on sale of securities	716	34	682	2,005.9	1,009	99	910	919.2
Interchange fee	1,342	1,001	341	34.1	3,624	2,755	869	31.5
BOLI income	237	124	113	91.1	548	405	143	35.3
Other noninterest income	579	70	509	727.1	1,032	1,152	(120)	(10.4)
Total noninterest income	$7,554	$4,030	$3,524	87.44%	$16,829	$10,350	$6,479	62.60%
During the third quarter of 2020, noninterest income increased $3.5 million compared to the same period in 2019, and for the nine months ended September 30, 2020, non-interest income increased $6.5 million when compared to the same period in 2019. The reason for this increase is primarily due to increases in mortgage loan fee income and gains on the sale of SBA loans, both of which are new and fully operational lines of business when compared to the same periods in 2019. The increase is also a result of securities that were sold in the third quarter of 2020.
Service charges on deposit accounts. For the three months ended September 30, 2020, service charges decreased $230,000, or 14.9%, compared to the same period in 2019. The decrease in service charges on deposits is primarily attributed to a $287,000 decrease in overdraft and service charge income during the quarter as a result of continued lower customer spending due to the COVID-19 pandemic. For the nine months ended September 30, 2020 compared to the same period in 2019, service charges on deposits decreased $91,000 or 2.3%. The small decrease is primarily attributable to an decrease in service charges income of $311,000, offset by an increase of $198,000 in overdraft and wire transfer fees.
Mortgage Fee Income. For the three and nine months ended September 30, 2020, mortgage fee income was $2.6 million, an increase of $1.4 million, or 108.4%, and $5.7 million, an increase of $3.8 million, or 193.8%, compared to the same periods in 2019, respectively. The increase in mortgage fee income is primarily attributed to the opening of a new mortgage location in LaGrange and the acquisition of the PFB Mortgage division of Planters First Bank, both of which occurred in the first half of 2019. As such, these divisions were fully operational in 2020, increasing the volume of mortgage loans. Furthermore, during the three and nine months ended September 30, 2020, there was an increase in the demand for mortgage rate locks and mortgage closings due to a historically low interest rate environment. The decrease in mortgage rates was partially attributable to the 150 basis point decrease in the national federal funds rate during the nine months ended September 30, 2020 in response to the COVID-19 pandemic.
Gain on Sale of SBA loans. For the three and nine months ended September 30, 2020, net realized gains on the sale of the guaranteed portion of SBA loans totaled $748,000 and $1.0 million, respectively. Comparatively, during the three and nine months ended September 30, 2019 there is no activity as the sale of a portion of SBA loans was initiated during 2020.
Gain on Sale of Securities During the three and nine months ended September 30, 2020, net gains on the sale of investment securities available for sale totaled $716,000 and $1.0 million, respectively, compared to $34,000 and $99,000 for the same periods in 2019. Proceeds from the sales were primarily used to offset FHLB prepayments and associated prepayment penalties.

Noninterest Expense
The following table represents the major components of noninterest expense for the periods indicated.

Table 6 - Noninterest Expense
(dollars in thousands)
	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Salaries and employee benefits	$9,104	$7,186	$1,918	26.7%	$24,331	$18,848	$5,483	29.1%
Occupancy and equipment	1,338	1,290	48	3.7	3,972	3,459	513	14.8
Acquisition-related expenses	207	861	(654)	(76.0)	714	2,610	(1,896)	(72.6)
Information technology expenses	1,440	1,196	244	20.4	4,135	3,158	977	30.9
Professional fees	481	558	(77)	(13.8)	1,343	1,369	(26)	(1.9)
Advertising and public relations	459	677	(218)	(32.2)	1,478	1,370	108	7.9
Communications	212	196	16	8.2	631	538	93	17.3
Writedown of building	582	—	582	100.0	582	—	582	100.0
FHLB prepayment penalty	925	—	925	100.0	925	—	925	100.0
Other noninterest expense	1,565	1,393	172	12.3	4,827	4,046	781	19.3
Total noninterest expense	$16,313	$13,357	$2,956	22.1%	$42,938	$35,398	$7,540	21.3%
Noninterest expense for the third quarter of 2020 totaled $16.3 million, up $3.0 million, or 22.1%, from the same period in 2019. Noninterest expense for the nine months ended September 30, 2020 was $42.9 million, up $7.5 million, or 21.3% from the same period in 2019. Increases in salaries and employee benefits, insurance expenses, the writedown of the Thomaston branch and an FHLB prepayment penalty accounted for the majority of the increase in noninterest expense, offset by a decrease in acquisition-related expenses.
Salaries and Employee Benefits. Salaries and employee benefits for the three and nine months ended September 30, 2020 increased $1.9 million, or 26.7%, and $5.5 million, or 29.1%, respectively, compared to the same periods in 2019. The increase in 2020 is primarily attributable to a full nine months of salaries and benefits related to the addition of several key employees during the first nine months of 2019 as part of the strategic changes that are being made to enhance the Company's profitability in the future.
Other. Other noninterest expense for the three and nine months ended September 30, 2020 decreased $172,000, or 12.3%, and $781,000, or 19.3%, respectively, compared to the same periods in 2019. The Company also saw increases in amortization expense of intangibles, loan related and insurance expense for the three and nine months ended September 30, 2020 compared to the same periods in 2019.
Income Tax Expense
Income tax expense for the three months ended September 30, 2020 and 2019 was $884,000 and $597,000, respectively. Income tax expense for the nine months ended September 30, 2020 and 2019 was $1.8 million and $1.8 million, respectively. The Company’s effective tax rates were 21% for the three and nine months ended September 30, 2020 and 2019.
Balance Sheet Review
Total assets at September 30, 2020 and December 31, 2019 were $1.8 billion and $1.5 billion, respectively.

Loans and Allowance for Loan Losses
At September 30, 2020, gross loans outstanding (excluding loans held for sale) were $1.1 billion, an increase of $132.8 million, or 13.7%, compared with $968.8 million at December 31, 2019. The reason for the increase is primarily due to the growth in PPP loan production during the first nine months of 2020, which totaled $137.8 million in gross PPP loans at September 30, 2020. The PPP loans are included in our commercial and industrial loans.
At September 30, 2020, approximately 57.9% of our loans are secured by commercial real estate. The following table presents a summary of the loan portfolio.

Table 7 - Loans Outstanding
(dollars in thousands)
	September 30, 2020	December 31, 2019
Construction, land and land development	$128,291	$96,097
Other commercial real estate	509,992	540,239
Total commercial real estate	638,283	636,336
Residential real estate	185,118	194,796
Commercial, financial, & agricultural	254,915	114,360
Consumer and other	23,290	23,322
Total loans	$1,101,606	$968,814

As a percentage of total loans:
Construction, land and land development	11.6%	9.9%
Other commercial real estate	46.3%	55.8%
Total commercial real estate	57.9%	65.7%
Residential real estate	16.8%	20.1%
Commercial, financial & agricultural	23.1%	11.8%
Consumer and other	2.1%	2.4%
Total loans	100%	100%
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
The allowance for loan losses was $11.0 million at September 30, 2020 compared to $6.6 million at December 31, 2019, an increase of $4.4 million, or 67.0%. While asset quality remains stable period over period, social and economic disruption in response to the COVID-19 pandemic continue to result in businesses closures and job losses during the third quarter of 2020. As such, additional qualitative measures were incorporated as part of the September 30, 2020 allowance for loan losses calculation which was the primary cause for the increase to the provision for loan losses during the nine months ended September 30, 2020 compared to the same period 2019.
Additional information about the Company’s allowance for loan losses is provided in Note 5 to our consolidated financial statements as of September 30, 2020, included elsewhere in this Form 10-Q.
The following table presents an analysis of the allowance for loan losses as of and for the nine months ended September 30, 2020 and 2019:

Table 8 - Analysis of Allowance for Loan Loss
(dollars in thousands)
	September 30, 2020		September 30, 2019
	Reserve	%*	Reserve	%*
Construction, land and land development	$964	11.6%	$175	9.9%
Other commercial real estate	5,615	46.3%	4,013	55.8%
Residential real estate	1,924	16.8%	957	20.1%
Commercial, financial, & agricultural	2,107	23.2%	1,314	11.8%
Consumer and other	410	2.1%	141	2.4%
	$11,020	100%	$6,600	100%
*Percentage represents the loan balance in each category expressed as a percentage of total end of period loans.

The following table presents a summary of allowance for loan loss for the three and nine months ended September 30, 2020 and 2019.

Table 9 - Summary of Allowance for Loan Loss
(dollars in thousands)
	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Allowance for loan loss - beginning balance	$10,289	$6,789	$6,863	$7,277
Charge-offs:
Construction, land and land development	—	—	4	29
Other commercial real estate	226	—	226	119
Residential real estate	144	110	159	757
Commercial, financial, & agricultural	153	225	221	350
Consumer and other	36	253	846	432
Total loans charged-off	559	588	1,456	1,687
Recoveries:
Construction, land and land development	6	7	31	61
Other commercial real estate	3	142	29	183
Residential real estate	120	7	130	166
Commercial, financial, & agricultural	1	14	21	31
Consumer and other	54	15	140	45
Total recoveries	184	185	351	486
Net charge-offs	375	403	1,105	1,201
Provision for loan loss	1,106	214	5,262	524
Allowance for loan loss - ending balance	$11,020	$6,600	$11,020	$6,600

Net charge-offs to average loans (annualized)	0.13%	0.17%	0.14%	0.18%
Allowance for loan losses to total loans	1.00	0.84	1.00	0.84
Allowance to nonperforming loans	111.02	67.06	111.02	67.06
Management believes the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio as of September 30, 2020; provided, however, that with the continuing impact of the COVID-19 pandemic during the first nine months of 2020 leading to significant market changes, high levels of unemployment and increasing degrees of uncertainty in the U.S. economy, the impact on collectability is not currently known, and it is possible that additional provisions for credit losses could be needed in future periods.

Nonperforming Assets
Asset quality remained stable during the first nine months of 2020. The continuing effects of the COVID-19 pandemic will likely have an impact on our asset quality, but it is unknown to what extent at this point. Nonperforming assets include nonaccrual loans, accruing loans contractually past due 90 days or more, repossessed personal property and other real estate owned ("OREO"). Pursuant to the provisions of the CARES Act, loans granted payment deferrals related to the COVID-19 pandemic are not reported as past due or placed on nonaccrual status (provided the loans were not past due or on nonaccrual status prior to the deferral), and there were no loans under these terms deemed past due or nonaccrual as of September 30, 2020. Nonaccrual loans totaled $9.9 million at September 30, 2020, an increase of $0.7 million, or 8.1%, from $9.2 million at December 31, 2019. There were no loans contractually past due 90 days or more and still accruing for either period presented. At September 30, 2020, OREO totaled $1.9 million, an increase of $555,000, or 42.0%, compared with $1.3 million at December 31, 2019. The change in OREO is a combination of increased asset additions offset by sales of assets during 2020. At the end of the third quarter 2020, total nonperforming assets as a percent of total assets decreased to 0.67% compared with 0.69% at December 31, 2019. The increase in nonperforming assets was primarily a result of increases in our loan portfolio and the current impaired economic operating environment.
At September 30, 2020, 5.8% of the Company’s loan portfolio, or $63.9 million, is in the hotel sector which we expect to be the most sensitive to the COVID-19 pandemic. While our entire loan portfolio is being continuously assessed, enhanced monitoring for these sectors is ongoing. We are continuously working with these customers to evaluate how the current economic conditions are impacting, and will continue to impact, their business operations.
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
Nonperforming assets at September 30, 2020 and December 31, 2019 were as follows:

Table 10 - Nonperforming Assets(1)
(dollars in thousands)
	September 30, 2020	December 31, 2019
Nonaccrual loans	$9,926	$9,179
Loans past due 90 days and accruing	—	—
Other real estate owned	1,875	1,320
Repossessed assets	11	13
Total nonperforming assets	$11,812	$10,512
Nonaccrual loans by loan segment
Construction, land and land development	$79	$32
Commercial real estate	4,562	3,738
Residential real estate	3,610	3,643
Commercial, financial & agriculture	1,489	1,628
Consumer & other	186	138
Total nonaccrual loans	$9,926	$9,179

NPAs as a percentage of total loans and OREO	1.07%	1.08%
NPAs as a percentages of total assets	0.67%	0.69%
Nonaccrual loans as a percentage of total loans	0.90%	0.95%
(1) Loans granted payment deferrals related to the COVID-19 pandemic are not reported as past due or placed on nonaccrual status (provided the loans were not past due or on nonaccrual status prior to the deferral), there were no loans under these terms deemed past due or nonaccrual as of September 30, 2020.
The restructuring of a loan is considered a "troubled debt restructuring ("TDR")" if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted the borrower a concession that we would not consider otherwise. At September 30, 2020, TDRs totaled $12.4 million, essentially unchanged from $12.3 million reported December 31, 2019. At September 30, 2020 and December 31, 2019, all TDRs were performing according to their modified terms and were therefore not considered to be nonperforming assets.
In March 2020, regulatory agencies issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by the COVID–19 pandemic. The agencies confirmed with the staff of the FASB that short–term modifications made on a good faith basis in response to the COVID–19 pandemic to borrowers who were current prior to any relief, are not to be considered TDRs. As of September 30, 2020, the Company had approximately $12.6 million in loans still under their modified terms. The Company's modification program included payment deferrals, interest only, and other forms of modifications. See Notes 1 and 4 to of our consolidated financial statements as of September 30, 2020, included elsewhere in this Form 10-Q, for more information regarding accounting treatment of loan modifications as a response to the COVID-19 pandemic.

Deposits
Deposits at September 30, 2020 and December 31, 2019 were as follows:

Table 11 - Deposits
(dollars in thousands)
	September 30, 2020	December 31, 2019
Noninterest-bearing deposits	$324,135	$232,635
Interest-bearing deposits	319,498	624,658
Savings	485,562	88,970
Time, $250,000 and over	39,374	55,677
Other time	247,831	291,802
Total deposits	1,416,400	$1,293,742
Total deposits were $1.4 billion and $1.3 billion at September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020, 22.9% of total deposits were comprised of noninterest-bearing accounts and 77.1% comprised of interest-bearing deposit accounts, compared to 18.0% and 82.0% as of December 31, 2019, respectively. The growth in our deposits is due primarily to the combination of government stimulus programs, the deferral of the tax payment deadline, PPP loan proceeds retained on deposits by corporate borrowers, and customer expense and savings habits in response to the COVID-19 pandemic.
We had $76.0 million and $2.0 million in brokered deposits at September 30, 2020 and December 31, 2019, respectively. We use brokered deposits, subject to certain limitations and requirements, as a source of funding to support our asset growth and augment the deposits generated from our branch network, which are our principal source of funding. Our level of brokered deposits varies from time to time depending on competitive interest rate conditions and other factors and tends to increase as a percentage of total deposits when the brokered deposits are less costly than issuing internet certificates of deposit or borrowing from the Federal Home Loan Bank.
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
See Note 9 to our consolidated financial statements as of September 30, 2020, included elsewhere in this Form 10-Q, for a table setting forth the financial instruments that were outstanding whose contract amounts represent credit risk and more information regarding our off-balance sheet arrangements as of September 30, 2020 and December 31, 2019.

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
Cash and cash equivalents at September 30, 2020 and December 31, 2019 were $148.8 million and $104.1 million, respectively. The increase in cash and cash equivalents since year-end 2019 was largely attributable to the significant increase in deposits, influenced by government stimulus payments and pandemic stay-at-home orders, which reduced spending and increased liquidity of consumers and businesses in these uncertain times, and PPP loan proceeds retained on deposit by corporate borrowers, as well as our own liquidity actions in the first three quarters of 2020. Management believes the various funding sources discussed above are adequate to meet the Company’s liquidity needs in these unsettled times without any material adverse impact on our operating results.
Liquidity management involves the matching of cash flow requirements of customers and the ability of the Company to manage those requirements. These requirements of customers include, but are not limited to, deposits being withdrawn or providing assurance to borrowers that sufficient funds are available to meet their credit needs. We strive to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance we have in short-term assets at any given time will adequately cover any reasonably anticipated need for funds. Additionally, we maintain relationships with correspondent banks, which could provide funds on short notice, if needed. We have also invested in FHLB stock for the purpose of establishing credit lines with the FHLB. At September 30, 2020 and December 31, 2019, we had $22.5 million and $47.0 million, respectively, of outstanding advances from the FHLB. Based on the values of loans pledged as collateral, we had $416.1 million and $321.4 million of additional borrowing availability with the FHLB at September 30, 2020 and December 31, 2019, respectively. In addition, on April 20, 2020, the Company completed a Paycheck Protection Program Liquidity Facility (PPPLF) credit arrangement with The Federal Reserve Bank. This line of credit is secured by PPP loans and bears a fixed interest rate of 0.35% with a maturity date equal to the maturity date of the related PPP loans, with the PPP loans maturing either two or five years from the origination date of the PPP loans. An advance of $140.7 million obtained through the PPPLF arrangement was used for funding PPP loans during the second quarter of 2020, subsequently, during the same month during the second quarter 2020, a repayment of $6.2 million was made upon the determination of a final number of PPP loans to be funded. As of September 30, 2020, the outstanding balance totaled $134.5 million, and the Company’s PPP loans and related PPPLF funding had a weighted average life of approximately 2 years.
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
The table below summarizes the capital requirements applicable to the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Bank’s capital ratios as of September 30, 2020 and December 31, 2019. The Bank exceeded all regulatory capital requirements and was considered to be “well-capitalized” as of September 30, 2020 and December 31, 2019. There have been no conditions or events since December 31, 2019 that management believes would change this classification. While the Company believes that it has sufficient capital to withstand an extended economic recession brought about by COVID-19, its reported and regulatory capital ratios could be adversely impacted in future periods.

Table 12 - Capital Ratio Requirements
	Minimum Requirement	Well-capitalized¹
Risk-based ratios:
Common equity tier 1 capital (CET1)	4.5%	6.5%
Tier 1 capital	6.0	8.0
Total capital	8.0	10.0
Leverage ratio	4.0	5.0
(1) The prompt corrective action provisions are only applicable at the bank level.

Table 13 - Capital Ratios
Company	September 30, 2020	December 31, 2019
CET1 risk-based capital ratio	12.16%	10.33%
Tier 1 risk-based capital ratio	14.29	12.52
Total risk-based capital ratio	15.29	13.17
Leverage ratio	10.17	8.92

Colony Bank
CET1 risk-based capital ratio	13.35%	13.54%
Tier 1 risk-based capital ratio	13.35	13.52
Total risk-based capital ratio	14.35	14.19
Leverage ratio	9.66	9.77

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
The following table presents our interest sensitivity position at the dates indicated.

Table 14 - Interest Sensitivity
	Increase (Decrease) in Net Interest Income from Base Scenario at
	September 30, 2020	December 31, 2019
Changes in rates
200 basis point increase	14.23%	3.87%
100 basis point increase	7.77	2.54
100 basis point decrease	(2.13)	(4.12)
See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2019 for additional disclosures related to market and interest rate risk.
ITEM 4 – CONTROLS AND PROCEDURES
Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report, as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Exchange Act. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for ensuring that information the Company is required to disclose in reports that it files or submits under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's senior management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
During the quarter ended September 30, 2020, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION
ITEM 1 – LEGAL PROCEEDINGS
In the ordinary course of business, there are various legal proceedings pending against the Company and the Bank. The aggregate liabilities, if any, arising from such proceedings would not, in the opinion of management, have a material adverse effect on the Company’s consolidated financial position.
ITEM 1A – RISK FACTORS
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in "Part I - Item IA - Risk Factors” of the Company’s 2019 Form 10-K and "Item 1A. - Risk Factors" of the Company's 2020 Form 10-Qs, which could materially affect its business, financial position, results of operations, cash flows, or future results. Please be aware that these risks may change over time and other risks may prove to be important in the future. In addition, these risks may be heightened by the disruption and uncertainty resulting from COVID-19. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition or results of operations, or the trading price of our securities.
There are no material changes during the period covered by this Report to the risk factors previously disclosed in the Company's 2019 Form 10-K and 2020 Form 10-Qs.

ITEM 2 – UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered shares of the Company’s common stock sold during the three-month period ended September 30, 2020.
ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable
ITEM 5 – OTHER INFORMATION
None
ITEM 6 – EXHIBITS

3.1 Articles of Incorporation, As Amended -filed as Exhibit 99.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 0-12436), filed with the Commission on August 4, 2014 and incorporated herein by reference.

3.2 Amended and Restated Bylaws -filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-12436), filed with the Commission on September 18, 2020 and incorporated herein by reference.

31.1 Certificate of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2 Certificate of Chief Financial Officer Pursuant to Section 302 of Sarbanes – Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019; (ii) Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2020 and 2019; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2020 and 2019; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three and Nine Months Ended September 30, 2020 and 2019; (v) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements*

104 The cover page from Colony Bankcorp’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2020 (formatted in Inline XBRL and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Colony Bankcorp, Inc.

/s/ T. Heath Fountain
Date: November 9, 2020	T. Heath Fountain
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Tracie Youngblood
Date: November 9, 2020	Tracie Youngblood
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)