Form 10-K
period 2020-12-31
COLONY BANKCORP INC
filed 2021-03-23
CIK 711669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
OR
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
Large Accelerated Filer ☐ Accelerate Filer ☐ Non-accelerated Filer ☒ Smaller Reporting Company ☒ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of Colony Bankcorp, Inc. common stock held by non-affiliates, computed by reference to the price at which the stock was last sold on June 30, 2020, (the last business day of the registrant’s most recently completed second fiscal quarter and based upon the closing price of $11.77 as reported on Nasdaq on June 30, 2020) as reported on the NASDAQ Global Market was $103.6 million.

The number of shares outstanding of Colony Bankcorp, Inc. common stock, par value $1.00 per share, as of March 22, 2021, was 9,489,783 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2020.

In this Annual Report on Form 10-K (this “Annual Report”), references to “we,” “our,” “us,” “Colony” or “the Company” refer to Colony Bankcorp, Inc., a Georgia corporation, and our wholly-owned banking subsidiary, Colony Bank, a Georgia-state chartered bank, unless otherwise indicated or the context otherwise requires. References to “Bank” refer to Colony Bank, our wholly-owned banking subsidiary.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “strive,” “projection,” “goal,” “target,” “outlook,” “aim,” “would,” “annualized” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control, particularly with regard to developments related to COVID-19 pandemic. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

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
•adverse results from current or future litigation, regulatory examinations or other legal and/or regulatory actions related to the COVID-19 pandemic, including as a result of our participation in and execution of government programs related to the COVID-19 pandemic, including, but not limited to, the Paycheck Protection Program;
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
•the adequacy of our reserves (including allowance for loan losses) and the appropriateness of our methodology for calculating such reserves;
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
•changes in our accounting standards;
•changes in tariffs and trade barriers;
•changes in federal tax law or policy; and
•other risks and factors identified in this Form 10-K under the heading “Risk Factors”.

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

Part I
Item 1

Business

COLONY BANKCORP, INC.

General

Colony Bankcorp, Inc. (the “Company” or “Colony”) is a Georgia business corporation which was incorporated on November 8, 1982. The Company was organized for the purpose of operating as a bank holding company under the Bank Holding Company Act of 1956, as amended, and the bank holding company laws of Georgia (Georgia Laws 1976, p. 168, et. seq.). On July 22, 1983, the Company, after obtaining the requisite regulatory approvals, acquired 100% of the issued and outstanding common stock of Colony Bank (formerly Colony Bank of Fitzgerald and The Bank of Fitzgerald), Fitzgerald, Georgia (the “Bank” or “Colony Bank”), through the merger of the Bank with a subsidiary of the Company which was created for the purpose of organizing the Bank into a one-bank holding company. Since that time, Colony Bank has operated as a wholly-owned subsidiary of the Company. Our business is conducted primarily through our wholly-owned bank subsidiary, which provides a broad range of banking services to its retail and commercial customers. We operate twenty-eight domestic banking offices and two corporate operations offices. At December 31, 2020, we had approximately $1.8 billion in total assets, $1.1 billion in total loans, $1.4 billion in total deposits and $144.5 million in stockholder’s equity. Deposits are insured, up to applicable limits, by the Federal Deposit Insurance Corporation.

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

Colony Bank - Banking Services

Our principal subsidiary is the Bank. The Bank, headquartered in Fitzgerald, Georgia, offers traditional banking products and services to commercial and consumer customers in our markets. Our product line includes, among other things, loans to small and medium-sized businesses, residential and commercial construction and land development loans, commercial real estate loans, commercial loans, agri-business and production loans, residential mortgage loans, home equity loans, consumer loans and a variety of demand, savings and time deposit products. We also offer internet banking services, electronic bill payment services, safe deposit box rentals, telephone banking, credit and debit card services, remote depository products and access to a network of ATMs to our customers. The Bank conducts a general full service commercial, consumer and mortgage banking business through twenty-eight offices located in central, south and coastal Georgia cities of Fitzgerald, Warner Robins, Centerville, Ashburn, Leesburg, Cordele, Albany, LaGrange, Columbus, Sylvester, Tifton, Moultrie, Douglas, Broxton, Savannah, Eastman, Soperton, Rochelle, Quitman, Valdosta and Statesboro, Georgia.

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

The Company is not in default of any outstanding Trust Preferred Securities as of December 31, 2020.

Recent Developments

On February 26, 2020, the Company acquired the East Georgia Homebuilder Finance loan portfolio of Cadence. This acquisition expanded our presence in the Savannah and Augusta markets, creating a ‘one-stop-shop’ for homebuilders coupled with our mortgage business.

On December 10, 2020, the Company announced the strategic realignment of its branch network. As part of the realignment, select Colony Bank branches will be consolidated, resulting in the closure of five branches, or a total of 18% of the Bank’s branch network. The branches to be closed consist of one branch located in each of the Columbus, Douglas, Fitzgerald, Savannah and Valdosta markets, by April 30, 2021. After the closures, Colony will continue to operate one branch location in each of the aforementioned markets except for the Savannah market, where Colony will operate two branch locations.

On December 30, 2020, the Company completed the sale of its Thomaston branch to SouthCrest Financial Group. Inc. The transaction resulted in the transfer of approximately $3 million in fully performing loans and approximately $40 million in deposits, with a deposit premium of 3%.

The Company paid dividends to its shareholders throughout 2020 and 2019 on a quarterly basis. In 2020, we had a quarterly dividend of $0.10 per common stock and in 2019, we had a quarterly dividend of $0.075 per common stock.

Markets and Competition

The banking industry in general is highly competitive. Our market areas consist of central, south and coastal Georgia. In contrast to our rural markets, in which we typically rank in the top three in terms of market share, we face competitive pressures in attracting deposits and making loans from larger regional banks and smaller community banks. The Bank's competition includes not only other banks of comparable or larger size in the same markets, but also various other nonbank financial institutions, including savings and loan associations, credit unions, mortgage companies, personal and commercial financial companies, peer to peer lending businesses, investment brokerage and financial advisory firms and mutual fund companies. The Bank competes for deposits, commercial, fiduciary and investment services and various types of loans and other financial services. The Bank also competes for interest-bearing funds with a number of other financial intermediaries, including brokerage and insurance firms, as well as investment alternatives, including mutual funds, governmental and corporate bonds, and other securities. Continued consolidation and rapid technological changes within the financial services industry will likely change the nature and intensity of competition, but also will create opportunities for the Company to demonstrate and leverage its competitive advantages.

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

Correspondents

Colony Bank has correspondent relationships with the following banks: Federal Reserve Bank of Atlanta; FHN Financial in Memphis, Tennessee; SouthState Bank in Lake Wales, Florida, ServisFirst in Birmingham, Alabama and the Federal Home Loan Bank of Atlanta. These correspondent relationships facilitate the transactions of business by means of loans, collections, investment services, lines of credit and exchange services, particularly in markets in which Colony Bank does not have a physical presence. As compensation for these services, the Bank maintains balances with its correspondents in primarily interest-bearing accounts and pays some service charges.

Human Capital Resources

On December 31, 2020, the Company had a total of 376 employees, 368 of which are full-time equivalent employees. We consider our relationship with our employees to be satisfactory.

In response to the COVID-19 pandemic, the Company has prioritized the health and safety of its teammates, and has taken protective measures such as implementing remote work arrangements to the full extent possible and by adjusting banking center hours and operational measures to promote social distancing, and it will continue to do so throughout the duration of the pandemic. We believe employees to be our greatest asset and that our future success depends on our ability to attract, retain and develop employees. Professional development is a key priority, which is facilitated through our many corporate development initiatives including extensive training programs, corporate mentoring, leadership programs, educational reimbursement and professional speaker series.

Our culture emphasizes our longstanding dedication to being respectful to others and having a workforce that is representative of the communities we serve. Diversity and inclusion are fundamental to our culture. We believe in attracting, retaining and promoting quality talent and recognize that diversity makes us stronger as a company. Our talent acquisition teams partner with hiring managers in sourcing and presenting a diverse slate of qualified candidates to strengthen our organization.

As part of our effort to attract and retain employees, we offer a broad range of benefits, including a profit-sharing plan covering all employees, subject to certain minimum age and service requirements. In addition, the Company maintains a comprehensive employee benefit program providing, among other benefits, hospitalization, major medical, life insurance and disability insurance. Management considers these benefits to be competitive with those offered by other financial institutions in our market area. Colony’s employees are not represented by any collective bargaining group.

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

Source of Strength Obligations. A financial holding company is required to act as a source of financial and managerial strength to its subsidiary bank and to maintain resources adequate to support its bank. The term “source of financial strength” means the ability of a company, such as us, that directly or indirectly owns or controls an insured depository institution, such as the Bank, to provide financial assistance to such insured depository institution in the event of financial distress. The appropriate federal banking agency for the depository institution (in the case of the Bank, this agency is the FDIC) may require reports from us to assess our ability to serve as a source of strength and to enforce compliance with the source of strength requirements by requiring us to provide financial assistance to the Bank in the event of financial distress. If we were to enter bankruptcy or become subject to the orderly liquidation process established by the Dodd-Frank Act, any commitment by us to a federal bank regulatory agency to maintain the capital of the Bank would be assumed by the bankruptcy trustee or the FDIC, as appropriate, and entitled to a priority of payment.

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

Change in Control. Federal law restricts the amount of voting stock of a bank holding company or a bank that a person may acquire without the prior approval of banking regulators. Under the Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to the Federal Reserve before acquiring control of any bank holding company, such as the Company, and the FDIC before acquiring control of the Bank. Upon receipt of such notice, the bank regulatory agencies may approve or disapprove the acquisition. The Change in Bank Control Act creates a rebuttable presumption of control if a person or group acquires the power to vote 10% or more of our outstanding common stock. The overall effect of such laws is to make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of the Company may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Investors should be aware of these requirements when acquiring shares of our stock.

Governance and Financial Reporting Obligations. We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board, and the Nasdaq Stock Market. In particular, we are required to include management reports on internal controls as part of our Annual Report on Form 10-K in order to comply with Section 404 of the Sarbanes-Oxley Act. We have evaluated our controls, including compliance with the SEC rules on internal controls, and have and expect to continue to spend significant amounts of time and money on compliance with these rules. Our failure to comply with these internal control rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the values of our securities.

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

Incentive Compensation. The Dodd-Frank Act required the banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets, such as us and the Bank, which prohibit incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. The federal banking agencies issued proposed rules in 2011 and previously issued guidance on sound incentive compensation policies. In 2016, the federal banking agencies also proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2020, these rules have not been implemented.  We and the Bank have undertaken efforts to ensure that our incentive compensation plans do not encourage inappropriate risks, consistent with three key principles - that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance.

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

Capital Requirements. The Bank is required under federal law to maintain certain minimum capital levels based on ratios of capital to total assets and capital to risk-weighted assets. The required capital ratios are minimums, and the federal banking agencies may determine that a banking organization, based on its size, complexity or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner. Risks such as concentration of credit risks and the risk arising from non-traditional activities, as well as the institution’s exposure to a decline in the economic value of its capital due to changes in interest rates, and an institution’s ability to manage those risks are important factors that are to be taken into account in assessing an institution’s overall capital adequacy. The following is a brief description of the relevant provisions of these capital rules and their potential impact on our capital levels.

The Bank is subject to the following risk-based capital ratios: a common equity Tier 1 (“CET1”) risk-based capital ratio, a Tier 1 risk-based capital ratio, which includes CET1 and additional Tier 1 capital, and a total risk-based capital ratio, which includes Tier 1 and Tier 2 capital. CET1 is primarily comprised of the sum of common stock instruments and related surplus net of treasury stock, plus retained earnings, and certain qualifying minority interests, less certain adjustments and deductions, including with respect to goodwill, intangible assets, mortgage servicing assets and deferred tax assets subject to temporary timing differences. Additional Tier 1 capital is primarily comprised of noncumulative perpetual preferred stock, tier 1 minority interests and grandfathered trust preferred securities. Tier 2 capital consists of instruments disqualified from Tier 1 capital, including qualifying subordinated debt, other preferred stock and certain hybrid capital instruments, and a limited amount of loan loss reserves up to a maximum of 1.25% of risk-weighted assets, subject to certain eligibility criteria. The capital rules also define the risk-weights assigned to assets and off-balance sheet items to determine the risk-weighted asset components of the risk-based capital rules, including, for example, certain “high volatility” commercial real estate, past due assets, structured securities and equity holdings.

The leverage capital ratio, which serves as a minimum capital standard, is the ratio of Tier 1 capital to quarterly average total consolidated assets net of goodwill, certain other intangible assets, and certain required deduction items. The required minimum leverage ratio for all banks is 4%.

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

To be well-capitalized, the Bank must maintain at least the following capital ratios:

•6.5% CET1 to risk-weighted assets;
•8.0% Tier 1 capital to risk-weighted assets;
•10.0% Total capital to risk-weighted assets; and
•5.0% Leverage ratio.

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

As of December 31, 2020, our Bank's regulatory capital ratios were above the applicable well-capitalized standards and met the then-applicable capital conservation buffer.

The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Economic Growth Act”) signed into law in May 2018 scaled back certain requirements of the Dodd-Frank Act and provided other regulatory relief. Among the provisions of the Economic Growth Act was a requirement that the Federal Reserve raise the asset threshold for those bank holding companies subject to the Federal Reserve’s Small Bank Holding Company Policy Statement (“Policy Statement”) to $3 billion. As a result, as of the effective date of that change in 2018, the Company was no longer required to comply with the risk-based capital rules applicable to the Bank as described above. The Federal Reserve may, however, require smaller bank holding companies subject to the Policy Statement to maintain certain minimum capital levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.

As a result of the Economic Growth Act, the federal banking agencies were also required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s Tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under prompt corrective action statutes. The federal banking agencies may consider a financial institutions risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies set the minimum capital for the new Community Bank Leverage Ratio at 9%. The Bank has not opted into the Community Bank Leverage Ratio Framework.

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

Payment of Dividends. We are a legal entity separate and distinct from the Bank and our other subsidiaries. Our primary source of cash, other than securities offerings, is dividends from the Bank. Under the laws of the State of Georgia, we, as a business corporation, may declare and pay dividends in cash or property unless the payment or declaration would be contrary to restrictions contained in our Articles of Incorporation, as amended, or unless, after payment of the dividend, we would not be able to pay our debts when they become due in the usual course of our business or our total assets would be less than the sum of our total liabilities. In addition, we are also subject to federal regulatory capital requirements that effectively limit the amount of cash dividends that we may pay.

The primary sources of funds for our payment of dividends to our shareholders are cash on hand and dividends from the Bank and our non-bank subsidiaries. Various federal and state statutory provisions and regulations limit the amount of dividends that the Bank and our non-bank subsidiaries may pay. The Bank is a Georgia bank. Under the regulations of the Georgia Department of Banking and Finance, a Georgia bank must have approval of the Georgia Department of Banking and Finance to pay cash dividends if, at the time of such payment:

•the ratio of Tier 1 capital to adjusted total assets is less than 6%;
•the aggregate amount of dividends to be declared or anticipated to be declared during the current calendar year exceeds 50% of its net after-tax profits before dividends for the previous calendar year; or
•its total classified assets in its most recent regulatory examination exceeded 80% of its Tier 1 capital plus its allowance for loan and lease losses.

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

Under a Federal Reserve policy adopted in 2009, the board of directors of a bank holding company must consider different factors to ensure that its dividend level is prudent relative to maintaining a strong financial position, and is not based on overly optimistic earnings scenarios, such as potential events that could affect its ability to pay, while still maintaining a strong financial position. As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should consult with the Federal Reserve and eliminate, defer or significantly reduce the bank holding company’s dividends if:

•its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends;
•its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; or
•it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

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

Reserves. Federal Reserve rules require depository institutions, such as the Bank, to maintain reserves against their transaction accounts, primarily interest bearing and non-interest bearing checking accounts. Effective March 26, 2020, reserve requirement ratios were reduced to zero percent. These reserve requirements are subject to annual adjustment by the Federal Reserve.

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

Anti-Money Laundering.  A continued focus of governmental policy relating to financial institutions in recent years has been combating money laundering and terrorist financing. The USA PATRIOT Act broadened the application of anti-money laundering regulations to apply to additional types of financial institutions such as broker-dealers, investment advisors and insurance companies, and strengthened the ability of the U.S. Government to help prevent, detect and prosecute international money laundering and the financing of terrorism. The principal provisions of Title III of the USA PATRIOT Act require that regulated financial institutions, including state member banks: (i) establish an anti-money laundering program that includes training and audit components; (ii) comply with regulations regarding the verification of the identity of any person seeking to open an account; (iii) take additional required precautions with non-U.S. owned accounts; and (iv) perform certain verification and certification of money laundering risk for their foreign correspondent banking relationships. Failure of a financial institution to comply with the USA PATRIOT Act’s requirements could have serious legal and reputational consequences for the institution. The Bank has augmented its systems and procedures to meet the requirements of these regulations and will continue to revise and update its policies, procedures and controls to reflect changes required by law.

FinCEN has adopted rules that require financial institutions to obtain beneficial ownership information with respect to legal entities with which such institutions conduct business, subject to certain exclusions and exemptions. Bank regulators are focusing their examinations on anti-money laundering compliance, and we continue to monitor and augment, where necessary, our anti-money laundering compliance programs.

Banking regulators will consider compliance with the Act’s money laundering provisions in acting upon acquisition and merger proposals. Bank regulators routinely examine institutions for compliance with these obligations and have been active in imposing cease and desist and other regulatory orders and money penalty sanctions against institutions found to be violating these obligations. Sanctions for violations of the Act can be imposed in an amount equal to twice the sum involved in the violating transaction, up to $1 million. On January 1, 2021, Congress passed federal legislation that made sweeping changes to federal anti-money laundering laws, including changes that will be implemented in 2021 and subsequent years.

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

Concentrations in Lending. During 2006, the federal bank regulatory agencies released guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) and advised financial institutions of the risks posed by commercial real estate (“CRE”) lending concentrations. The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. Higher allowances for loan losses and capital levels may also be required. The Guidance is triggered when CRE loan concentrations exceed either:

•total reported loans for construction, land development, and other land of 100% or more of a bank’s total risk-based capital; or
•total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land of 300% or more of a bank’s total risk-based capital.

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

Privacy and Data Security. The GLB generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of consumer privacy than the GLB. The GLB also directed federal regulators, including the FDIC, to prescribe standards for the security of consumer information. The Bank is subject to such standards, as well as standards for notifying customers in the event of a security breach. Under federal law, the Bank must disclose its privacy policy to consumers, permit customers to opt out of having nonpublic customer information disclosed to third parties in certain circumstances and allow customers to opt out of receiving marketing solicitations based on information about the customer received from another subsidiary. States may adopt more extensive privacy protections. We are similarly required to have an information security program to safeguard the confidentiality and security of customer information and to ensure proper disposal. Customers must be notified when unauthorized disclosure involves sensitive customer information that may be misused.

Consumer Regulation. Activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers. These laws and regulations include, among numerous other things, provisions that:

•limit the interest and other charges collected or contracted for by the Bank, including new rules respecting the terms of credit cards and of debit card overdrafts;
•govern the Bank’s disclosures of credit terms to consumer borrowers;
•require the Bank to provide information to enable the public and public officials to determine whether it is fulfilling its obligation to help meet the housing needs of the community it serves;
•prohibit the Bank from discriminating on the basis of race, creed or other prohibited factors when it makes decisions to extend credit;
•govern the manner in which the Bank may collect consumer debts; and
•prohibit unfair, deceptive or abusive acts or practices in the provision of consumer financial products and services.

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

In 2020, the CARES Act granted certain forbearance rights and protection against foreclosure to borrowers with a “federally backed mortgage loan,” including certain first or subordinate lien loans designed principally for the occupancy of one to four families. These consumer protections continue during the COVID 19 pandemic emergency.

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

Item 1A.

Risk Factors

In addition to the other information contained in this Annual Report, you should carefully consider the risks described below, as well as the risk factors and uncertainties discussed in our other public filings with the SEC under the caption “Risk Factors” in evaluating us and our business and making or continuing an investment in our stock. Our operations and financial results are subject to various risks and uncertainties, including, but not limited to, the material risks described below.  Many of these risks are beyond our control although efforts are made to manage those risks while simultaneously optimizing operational and financial results.  The occurrence of any of the following risks, as well as risks of which we are currently unaware or currently deem immaterial, could materially and adversely affect our assets, business, cash flows, condition (financial or otherwise), liquidity, prospects, results of operations and the trading price of our common stock. It is impossible to predict or identify all such factors and, as a result, you should not consider the following factors to be a complete discussion of the risks, uncertainties and assumptions that could materially and adversely affect our assets, business, cash flows, condition (financial or otherwise), liquidity, prospects, results of operations and the trading price of our common stock. These risks may also be heightened by the disruption and uncertainty resulting from COVID-19.

In addition, certain statements in the following risk factors constitute forward-looking statements. Please refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements” beginning on page 1 of this Annual Report.

Risks Related to Our Business

The novel coronavirus, COVID-19, may adversely affect our business, financial condition, results of operations and our liquidity in the short term and for the foreseeable future.

In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization. Shortly thereafter, the President of the United States declared a National Emergency throughout the United States attributable to such outbreak. The outbreak has become increasingly widespread in the United States, including in the markets in which we operate. The Company has taken a number of steps to assess the effects, and mitigate the adverse consequences to its businesses, of the outbreak; though the magnitude of the impact remains to be seen, the Company’s business will likely be adversely impacted by the outbreak of COVID-19.

The Company’s operations and profitability are impacted by business and economic conditions generally, as well as those in the primary banking markets in which it operates. The COVID-19 pandemic has resulted in historic job losses and decreases in economic activity. While the duration and full extent of job losses and magnitude of economic dislocation are not yet known, it is clear that they will continue to impact the ability of individuals and businesses to make payments, adversely affect the value of underlying collateral and the ability of guarantors to make payments in the case of default, which may decrease demand for the Company’s products and services and otherwise adversely impact the Company’s financial condition, results of operations and business.

The United States and various state and local governments have implemented various programs designed to aid individuals and businesses, but the impact of, and extent to which, these efforts will be successful cannot be determined at this time. We have participated in some of these programs, including the Paycheck Protection Program (“PPP”), and likely will continue to participate in and facilitate such programs. Such programs have been developed and implemented rapidly, often with little immediate guidance from regulatory authorities, creating uncertainty regarding the rules for participating in and facilitating these programs in a compliant manner. Since the opening of the PPP, many banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP and claims related to agent fees. We may experience losses as a result of our participation in and facilitation of PPP and similar government stimulus and relief programs, including losses arising from fraud, litigation or regulatory action.

Federal, state and local governments have mandated or encouraged financial services companies to make accommodations to borrowers and other customers affected by the COVID-19 pandemic. Legal and regulatory responses to concerns about the COVID-19 pandemic could result in additional regulation or restrictions affecting the conduct of our business in the future. In addition to the potential affects from negative economic conditions noted above, the Company instituted a program to help COVID-19 impacted customers. This program includes waiving non-sufficient fund fees, offering payment deferment and other loan relief, as appropriate, for customers impacted by COVID-19. The Company’s liquidity could be negatively impacted if a significant number of customers apply and are approved for the deferral of payments. In addition, if these deferrals are not effective in mitigating the effect of COVID-19 on the Company’s customers, it may adversely affect its business and results of operations more substantially over a longer period of time.

COVID-19 presents a significant risk to our loan portfolio. Timely loan repayment and the value of collateral supporting the loans are affected by the strength of our borrower’s business. Concern about the spread of COVID-19 has caused and is likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, all of which may cause our customers to be unable to make scheduled loan payments. If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our portfolio, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our exposure. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation and collection actions, such as foreclosure. Approximately 25.4% of our loan portfolio not guaranteed by the SBA also includes exposure to sectors that are expected to be subject to increased risk from COVID-19, including hotels, restaurants, retail, convenience stores, healthcare, and direct energy.

As a result of the adverse impact of COVID-19 on our customers, we have faced and may continue to face a decrease in demand for certain products, reduced access to our branches by our customers, and disruptions in the operations of its vendors. The pandemic could also result in recognition of additional credit losses in the Company’s loan portfolios and increase its allowance for credit losses as both businesses and consumers are negatively impacted by the economic downturn. In addition, in future periods the Company will be required to evaluate the impact of COVID-19 on the carrying value of certain of its assets, including goodwill, and to conduct impairments tests on those assets, which may result in impairment charges on these assets in future periods that could be material.

Effective March 2020, the Federal Reserve lowered the primary credit rate by 150 basis points to 0.25 percent to mitigate the effects of the COVID-19 pandemic and to support the liquidity and stability of banking institutions as they serve the increased demand for credit. We expect a long duration of reduced interest rates to negatively impact our net interest income, margin, cost of borrowing and future profitability and to have a material adverse effect on our financial results.

In order to protect the health of our customers and employees, and to comply with applicable government restrictions, we have modified our business practices, including restricting employee travel, directing many employees to work remotely, cancelling in-person meetings and implementing our business continuity plans and protocols to the extent necessary. We may take further such actions that we determine are in the best interest of our employees, customers and communities or as may be required by government order. These precautions could impact demand for the Company’s products and services.

As many of our employees are required to work from home, our internal controls over financial reporting could also be negatively affected as the remote working environment could necessitate new processes, procedures, and controls. The increased reliance on remote access to information systems also increases the Company’s exposure to potential cybersecurity breaches and could impact the Company’s productivity. Additionally, the Company’s business customers are increasingly required to work remotely as well and may not have appropriately secured remote networks may be more vulnerable to cyber-attacks or phishing schemes that could also affect us. Furthermore, if a large proportion of the Company’s key employees were to contract COVID-19 or be quarantined as a result of the virus, then the Company’s operations could be adversely impacted and its business continuity plans may not prove effective.

Any of these occurrences could have a material adverse effect on the Company’s financial condition, results of operations and business. The extent to which the pandemic impacts the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including the duration of the pandemic, government and regulatory responses to the pandemic, new information which may emerge concerning its severity and the actions necessary to contain it or address its impact, among others. Behavioral changes are not fully known and may not be temporary. See the section captioned “COVID-19 Pandemic” in Part II. Financial Information, Item 7. Management’s discussion and Analysis of Financial Condition and Results of Operations elsewhere in this report for further discussion.

Our business may be adversely affected by downturns in our national and local economies and our concentration in Georgia makes us vulnerable to local weather catastrophes, public health issues, and other external events, which could adversely affect our results of operations and financial condition.

Our operations are significantly affected by national and local economic conditions. Substantially all of our loans are to businesses and individuals in Georgia, and all of our branches and most of our deposit customers are also located in this area. As a result, local economic conditions significantly affect the demand for loans and other products we offer to our customers (including real estate, commercial and construction loans), the ability of borrowers to repay these loans and the value of the collateral securing these loans. A decline in the economies in which we operate could have a material adverse effect on our business, financial condition and results of operations, including, but not limited to the following:

•demand for our loans, deposits and services may decline;
•loan delinquencies, problem assets and foreclosures may increase;
•weak economic conditions may continue to limit the demand for loans by creditworthy borrowers, limiting our capacity to leverage our retail deposits and maintain our net interest income;
•collateral for our loans may decline further in value; and
•the amount of our low-cost or non-interest bearing deposits may decrease.

In addition, economic growth has been greatly impacted by the effects of the COVID-19 pandemic, and opinions vary on the strength and direction of the economy. If the national, regional and local economies experience worsening economic conditions, our growth and profitability could be constrained. Furthermore, the demand for loans and our other products and services could decline.

Strong competition and changing banking environment may limit growth and profitability.

Competition in the banking and financial services industry is intense. We compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms operating locally and elsewhere, and non-traditional financial institutions, including non-depository financial services providers. Many of these competitors (whether regional or national institutions) have substantially greater resources and lending limits than we have and may offer certain services that we do not or cannot provide. Additionally, non-traditional financial institutions may not have the same regulatory requirements or burdens as we do, despite playing a rapidly increasing role in the financial services industry including providing services previously limited to commercial banks. Such competition could ultimately limit our growth, profitability and shareholder value, as increased competition in our markets may result in reduced loans, deposits and commissions and brokers’ fees, gains on sales, servicing fees, as well as reduced net interest margin and profitability. If we are unable to successfully compete in our market areas and adapt to the ever changing banking environment, we may be unable to continue to grow our business, and our financial condition and results of operations may be adversely affected.

Fluctuations in interest rates may impact net interest income and otherwise negatively impact our financial condition and results of operations

Net interest income, which is the difference between the interest income that we earn on interest-earning assets and the interest expense that we pay on interest-bearing liabilities, is a major component of our income and our primary source of revenue from our operations. A further narrowing of interest rate spreads could adversely affect our earnings and financial condition. We cannot control or predict with certainty changes in interest rates. Regional and local economic conditions, competitive pressures and the policies of regulatory authorities, including monetary policies of the Federal Reserve, affect interest income and interest expense. Furthermore, such low rates increase the risk of a negative interest rate environment in which interest rates drop below zero, either broadly or for some types of instruments. Such an occurrence would likely further reduce the interest we earn on loans and other earning assets, while also likely requiring us to pay to maintain our deposits with the Federal Reserve. Our systems may not be able to adequately handle a negative interest rate environment and not all variable rate instruments are designed for such a circumstance.

Decreasing interest rates reduce our yield on our variable rate loans and on our new loans, which reduces our net interest income. In addition, lower interest rates may reduce our realized yields on investment securities which would reduce our net interest income and cause downward pressure on net interest margin in future periods. A significant reduction in our net interest income could have a material adverse impact on our capital, financial condition and results of operations.

While we expect the low-interest rate environment to continue, increasing interest rates can have a negative impact on our business by reducing the amount of money our customers borrow or by adversely affecting their ability to repay outstanding loan balances that may increase due to adjustments in their variable rates. In addition, in a rising interest rate environment we may have to offer more attractive interest rates to depositors to compete for deposits, or pursue other sources of liquidity.

We have ongoing policies and procedures designed to manage the risks associated with changes in market interest rates and actively manage these risks through hedging and other risk mitigation strategies. However, if our assumptions are wrong or overall economic conditions are significantly different than anticipated, our risk mitigation techniques may be ineffective or costly.

Interest rates on our outstanding financial instruments might be subject to change based on developments related to LIBOR, which could adversely affect our revenue, expenses, and the value of our financial instruments.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The ICE Benchmark Administration (IBA), the administrator of LIBOR, announced on November 30, 2020, that it would cease publishing the one-week and two-month LIBOR rates on December 31, 2021, but would continue publishing the one-, three-, six-, and twelve-month LIBOR rates until June 30, 2023. Regardless, the federal banking agencies also issued guidance on November 30, 2020, encouraging banks to (i) stop using LIBOR in new financial contracts no later than December 31, 2021; and (ii) either use a rate other than LIBOR or include clear language defining the alternative rate that will be applicable after LIBOR’s discontinuation. At this time, it is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions for the calculation of LIBOR. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark prior to its 2023 retirement, what rate or rates may become accepted alternatives to LIBOR, or the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments.

In particular, regulators, industry groups and certain committees (e.g., the Alternative Reference Rates Committee) have, among other things, published recommended fallback language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., the Secured Overnight Financing Rate as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments. At this time, it is not possible to predict whether these specific recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what the effect of their implementation may be on the markets for floating-rate financial instruments.

The uncertainty regarding the future of LIBOR as well as the transition from LIBOR to another benchmark rate or rates is complex and could have a range of adverse effects on our business, financial condition and results of operations. In particular, any such transition could:

•adversely affect the interest rates paid or received on, and the revenue and expenses associated with, and the value of Colony’s floating rate obligations, loans, deposits, derivatives and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally;
•prompt inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with an alternative reference rate;
•result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language, or the absence of such language, in LIBOR-based securities and loans;
•result in customer uncertainty and disputes around how variable rates should be calculated in light of the foregoing, thereby damaging our reputation and resulting in a loss of customers and additional costs to us; and
•require the transition to or development of appropriate systems and analytics to effectively transition Colony’s risk management processes from LIBOR-based products to those based on the applicable alternative pricing benchmark, such as SOFR.

The manner and impact of this transition, as well as the effect of these developments on Colony’s funding costs, loan, and investment and trading securities portfolios, asset liability management and business is uncertain.

Liquidity risks could affect operations and jeopardize our business, financial condition, and results of operations.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and/or investment securities and through other sources could have a substantial negative effect on our liquidity. Our most important source of funds consists of our customer deposits. Such deposit balances can decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments, we could lose a relatively low cost source of funds, which would require us to seek wholesale funding alternatives in order to continue to grow, thereby increasing our funding costs and reducing our net interest income and net income.

Other primary sources of funds consist of cash from operations, investment maturities and sales, sale of loans and proceeds from the issuance and sale of our equity securities to investors. Additional liquidity is provided by our ability to borrow from the Federal Reserve Bank of Atlanta and the Federal Home Loan Bank of Atlanta. We also may borrow from third-party lenders from time to time. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry.

Any decline in available funding could adversely impact our ability to continue to implement our strategic plan, including our ability to originate loans, invest in securities, meet our expenses, or to fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

Our business depends on our ability to successfully manage credit risk.

We are subject to the risk of losses resulting from the failure of borrowers, guarantors and related parties to pay us the interest and principal amounts due on their loans. Although we maintain well-defined credit policies and credit underwriting and monitoring and collection procedures, these policies and procedures may not prevent losses, particularly during periods in which the local, regional or national economy suffers a general decline. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure. If borrowers fail to repay their loans, our financial condition and results of operations would be adversely affected.

Our commercial real estate, real estate construction, and commercial business loans increase our exposure to credit risks.

Over the last several years, we have increased our non-residential lending in order to improve the yield and reduce the average duration of our assets. At December 31, 2020, our portfolio of commercial real estate and commercial, financial and agricultural loans totaled $824.5 million, or 77.8% of total loans compared $750.7 million, or 77.5% of total loans of total loans at December 31, 2019. At December 31, 2020, the amount of nonperforming commercial real estate and commercial, financial and agricultural loans was $5.7 million, or 62.2% of total nonperforming loans. These loans may expose us to a greater risk of non-payment and loss than residential real estate loans because, in the case of commercial loans, repayment often depends on the successful operation and earnings of the borrower's businesses and, in the case of consumer loans, the applicable collateral is subject to rapid depreciation. Additionally, commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. If loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest due on the loan, which could cause us to increase our provision for loan losses and adversely affect our financial condition and operating results. In addition, if hazardous or toxic substances are found on properties pledged as collateral, the value of the real estate could be impaired. If we foreclose on and take title to such properties, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may also require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property.

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

The allowance, in the judgment of management, is established to reserve for estimated loan losses and risks inherent in the loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information, all of which may undergo material changes, as we have experienced and expect to continue to experience as a result of the COVID-19 pandemic. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, risk ratings, and other factors, both within and outside of our control, including the impact of COVID-19 and the recent election, may require an increase in the allowance for loan losses.

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

We may not be able to continue growing our business, particularly if we cannot increase loans and deposits through organic growth.

Our ability to continue to grow successfully will depend to a significant extent on our capital resources. It also will depend, in part, upon our ability to attract deposits and grow our loan portfolio and investment opportunities and on whether we can continue to fund growth while maintaining cost controls and asset quality, as well as on other factors beyond our control, such as national, regional and local economic conditions and interest rate trends.

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

The current expected credit loss standard established by the Financial Accounting Standards Board will require significant data requirements and changes to methodologies.

In the aftermath of the 2007-2008 financial crisis, the Financial Accounting Standards Board, or FASB, decided to review how banks estimate losses in the allowance for loan losses calculation, and it issued the final Current Expected Credit Loss, or CECL, standard on June 16, 2016. Currently, the impairment model used by financial institutions is based on incurred losses, and loans are recognized as impaired when there is no longer an assumption that future cash flows will be collected in full under the originally contracted terms. This model will be replaced by the CECL model that will become effective for us for the fiscal year beginning after December 15, 2022 in which financial institutions will be required to use historical information, current conditions and reasonable forecasts to estimate the expected loss over the life of the loan. The transition to the CECL model will require significantly greater data requirements and changes to methodologies to accurately account for expected loss. There can be no assurance that we will not be required to increase our reserves and allowance for loan losses as a result of the implementation of CECL.

Acquisitions could disrupt our business and adversely affect our operating results.

To the extent that we grow through acquisitions, we may not be able to adequately or profitably manage this growth. In addition, such acquisitions may involve the issuance of securities, which may have a dilutive effect on earnings per share. Acquiring banks, bank branches or businesses involves risks commonly associated with acquisitions, including:

•potential exposure to unknown or contingent liabilities we acquire;
•exposure to potential asset quality problems of the acquired financial institutions, businesses or branches;

•difficulty and expense of integrating the operations and personnel of financial institutions, businesses or branches we acquire;
•higher than expected deposit attrition;
•potential diversion of our management’s time and attention;
•the possible loss of key employees and customers of financial institutions, businesses or branches we acquire;
•difficulty in safely investing any cash generated by the acquisition;
•inability to utilize potential tax benefits from such transactions;
•difficulty in estimating the fair value of the financial institutions, businesses or branches to be acquired which affects the profits we generate from the acquisitions; and
•potential changes in banking or tax laws or regulations that may affect the financial institutions or businesses to be acquired.

In addition, we face significant competition from numerous other financial services institutions, many of which will have greater financial resources than we do, when considering acquisition opportunities. Accordingly, attractive acquisition opportunities may not be available to us. Furthermore, we may not be able to complete future acquisitions and, if we do complete such acquisitions, we may not be able to successfully integrate the operations, management, products and services of the entities that we acquire and eliminate redundancies.

Reductions in service charge income or failure to comply with payment network rules could negatively impact our earnings.

We derive significant revenue from service charges on deposit accounts, the bulk of which comes from overdraft-related fees. We have seen a slight drop in our service charge income, which is primarily attributable to lower insufficient funds and overdraft fees due to a general decline in customer spending activity driven by the economic impact of COVID-19.

In addition, changes in banking regulations could have an adverse impact on our ability to derive income from service charges. Increased competition from other financial institutions or changes in consumer behavior could lead to declines in our deposit balances, which would result in a decline in service charge fees. Such a reduction could have a material impact on our earnings.

Reductions in interchange income could negatively impact our earnings.

Interchange income is derived from fees paid by merchants to the interchange network in exchange for the use of the network's infrastructure and payment facilitation. These fees are paid to card issuers to compensate them for the costs associated with issuance and operation. We earn interchange fees on card transactions from debit cards, including $5.0 million during the year ended December 31, 2020. Merchants have attempted to negotiate lower interchange rates, and the Durbin Amendment to the Dodd-Frank Act limits the amount of interchange fees that may be charged for certain debit card transactions. Merchants may also continue to pursue alternative payment platforms, such as Apple Pay, to lower their processing costs. Any such new payment system may reduce our interchange income. Our failure to comply with the operating regulations set forth by payment card networks, which may change, could subject us to penalties, fees or the termination of our license to use the networks. Any of these scenarios could have a material impact on our business, financial condition and results of operations.

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

Our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, and questionable or fraudulent activities of our customers. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues and increased governmental regulation. If our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our operating results may be materially adversely affected.

Our risk management framework may not be effective in mitigating risks and/or losses to us.

Our risk management framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, among others, credit, market, liquidity, interest rate and compliance. Our framework also includes financial or other modeling methodologies that involve management assumptions and judgment. Our risk management framework may not be effective under all circumstances and may not adequately mitigate any risk or loss to us. If our risk management framework is not effective, we could suffer unexpected losses and our business, financial condition, results of operations or growth prospects could be materially and adversely affected. We may also be subject to potentially adverse regulatory consequences.

The financial services market is undergoing rapid technological changes, and if we are unable to stay current with those changes, we will not be able to effectively compete.

The financial services market, including banking services, is undergoing rapid changes with frequent introductions of new technology-driven products and services. These trends were accelerated by the COVID-19 pandemic, increasing demand for mobile banking solutions. Our future success will depend, in part, on our ability to keep pace with the technological changes and to use technology to satisfy and grow customer demand for our products and services and to create additional efficiencies in our operations. We expect that we will need to make substantial investments in our technology and information systems to compete effectively and to stay current with technological changes. Some of our competitors have substantially greater resources to invest in technological improvements and will be able to invest more heavily in developing and adopting new technologies, which may put us at a competitive disadvantage. In addition, we may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. As a result, our ability to effectively compete to retain or acquire new business may be impaired, and the failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business, financial condition and results of operations.

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

The occurrence of any cyber-attack or information security breach could result in material adverse consequences including damage to our reputation and the loss of current or potential customers. We also could face litigation or additional regulatory scrutiny due to such an occurrence. Litigation or regulatory actions in turn could lead to material liability, including, but not limited to, fines and penalties or reimbursement to customers adversely affected by a data breach. Even if we do not suffer any material adverse consequences as a result of events affecting us directly, successful attacks or systems failures at other financial institutions could lead to a general loss of customer confidence in our Company. In addition, in response to COVID-19, we have modified our business practices with a portion of our employees working remotely from their homes to have our operations uninterrupted as much as possible. Further, technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk. These cyber risks include greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers.

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

Our accounting estimates and risk management processes rely on analytical and forecasting models.

Processes that management uses to estimate our probable incurred credit losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depend upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances, as we have experienced and expect to continue to experience as a result of the COVID-19 pandemic. Even if these assumptions are accurate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models that management uses for interest rate risk and asset liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models that management uses for determining our probable credit losses are inadequate, the allowance for loan losses may not be sufficient to support future charge offs. If the models that management uses to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in management’s analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.

Changes in accounting standards could materially impact our financial statements.

From time to time, the FASB or the Securities and Exchange Commission, or SEC, may change the financial accounting and reporting standards that govern the preparation of our financial statements. Such changes may result in us being subject to new or changing accounting and reporting standards. In addition, the bodies that interpret the accounting standards (such as banking regulators or outside auditors) may change their interpretations or positions on how these standards should be applied. These changes may be beyond our control, can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, or apply an existing standard differently, also retrospectively, in each case resulting in our needing to revise or restate prior period financial statements. Restating or revising our financial statements may result in reputational harm or may have other adverse effects on us.

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

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices insufficient to recover the full amount of the loan or derivative exposure due to us. There is no assurance that any such losses would not materially and adversely affect our results of operations or earnings.

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

We may be involved from time to time in a variety of litigation, investigations or similar matters arising out of our business, including litigation related to our participation in stimulus programs associated with the government’s response to the COVID-19 pandemic. It is inherently difficult to assess the outcome of these matters, and we may not prevail in any proceedings or litigation. Our insurance may not cover all claims that may be asserted against us and indemnification rights to which we are entitled may not be honored, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation or investigation significantly exceed our insurance coverage or to the extent that we incur civil money penalties that are not covered by insurance, they could have a material adverse effect on our business, financial condition and results of operations. In addition, premiums for insurance covering the financial and banking sectors are rising. We may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms or at historic rates, if at all. Finally, in recent years, a number of judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. We could become subject to claims based on this or other evolving legal theories in the future.

Risks Related to Legislative and Regulatory Events

We are subject to extensive government regulation that could limit or restrict our activities, which in turn may adversely impact our ability to increase our assets and earnings.

We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Federal Reserve, the Georgia Department of Banking and Finance (“DBF”) and the FDIC. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of shareholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels, and other aspects of our operations. These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. The laws and regulations applicable to the banking industry could change at any time and we cannot predict the effects of these changes on our business, profitability or growth strategy. Increased regulation could increase our cost of compliance and adversely affect profitability. Moreover, certain of these regulations contain significant punitive sanctions for violations, including monetary penalties and limitations on a bank’s ability to implement components of its business plan, such as expansion through mergers and acquisitions or the opening of new branch offices. In addition, changes in regulatory requirements may add costs associated with compliance efforts. Furthermore, government policy and regulation, particularly as implemented through the Federal Reserve System, significantly affect credit conditions. Negative developments in the financial industry and the impact of new legislation and regulation in response to those developments could negatively impact our business operations and adversely impact our financial performance.

Federal and state regulators periodically examine our business, and we may be required to remediate adverse examination findings.

The Federal Reserve, the FDIC, and the DBF periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, a banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity, interest rate sensitivity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil money penalties, to fine or remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. Any regulatory action against us could have an adverse effect on our business, financial condition and results of operations.

Regulatory agencies and consumer advocacy groups are becoming more aggressive in asserting claims that the practices of lenders and loan servicers result in a disparate impact on protected classes.

Antidiscrimination statutes, such as the Fair Housing Act and the ECOA, prohibit creditors from discriminating against loan applicants and borrowers based on certain characteristics, such as race, religion and national origin. Various federal regulatory agencies and departments, including the U.S. Department of Justice and the Consumer Financial Protection Bureau (“CFPB”), take the position that these laws apply not only to intentional discrimination, but also to neutral practices that have a disparate impact on a group that shares a characteristic that a creditor may not consider in making credit decisions protected classes (i.e., creditor, servicing or marketing practices that have a disproportionate negative affect on a protected class of individuals).

These regulatory agencies, as well as consumer advocacy groups and plaintiffs’ attorneys, are focusing greater attention on “disparate impact” claims. The U.S. Supreme Court confirmed that the “disparate impact” theory applies to cases brought under the Fair Housing Act, while emphasizing that a causal relationship must be shown between a specific policy of the defendant and a discriminatory result that is not justified by a legitimate objective of the defendant. Although it is still unclear whether the theory applies under ECOA, regulatory agencies and private plaintiffs can be expected to continue to apply it to both the Fair Housing Act in the context of mortgage marketing, lending and servicing and ECOA in the context of our consumer and certain business loans. To extent that the “disparate impact” theory continues to apply, we will be faced with significant administrative burdens in attempting to comply, and potential liability for failures to comply.

In addition to reputational harm, violations of the ECOA and the Fair Housing Act can result in actual damages, punitive damages, injunctive or equitable relief, attorneys’ fees and civil money penalties.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act, the USA Patriot Act and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and to file reports such as suspicious activity reports and currency transaction reports. We are required to comply with these and other anti-money laundering requirements. The federal banking agencies and Financial Crimes Enforcement Network are authorized to impose significant civil money penalties for violations of those requirements and have recently engaged in coordinated enforcement efforts against banks and other financial services providers with the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans.

Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

The Federal Reserve may require us to commit capital resources to support the Bank.

The Federal Reserve requires a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the bank holding company may not have the resources to provide it and therefore may be required to borrow the funds or raise capital. As a result, we may not be able to serve existing indebtedness, and such default may require us to declare bankruptcy. Any capital contributions by a bank holding company to its subsidiary banks are subordinate in right of payment to deposits and to other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be incurred by us to make a required capital injection to the Bank becomes more difficult and expensive and could have an adverse effect on our business, financial condition and results of operations.

Risks Related to Our Common Stock

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

Our common stock is traded on the NASDAQ Global Market. However, the average daily trading volume in the Company’s common stock has been relatively small, averaging approximately 198 total trades per day during 2020. As a result, trades involving a relatively small number of shares may have a significant effect on the market price of the common stock, and it may be difficult for investors to acquire or dispose of large blocks of stock without significantly affecting the market price.

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

We are a bank holding company that conducts substantially all of our operations through our subsidiary Bank. As a result, our ability to make dividend payments on our common stock will depend primarily upon the receipt of dividends and other distributions from the Bank. The ability of the Bank to pay dividends or make other payments to us, as well as our ability to pay dividends on our common stock, is limited by the Bank’s obligation to maintain sufficient capital and by other general regulatory restrictions on its dividends, which have tightened since the financial crisis. Notably, in 2020, in direct response to potential adverse financial impacts caused by COVID-19, the Federal Reserve capped dividend payments and suspended share repurchases by several large banks (i.e., those with more than $50 billion in total assets). Though temporary (and not applicable to the Company or the Bank), these measures highlight the sensitivity of the bank regulators to the potential financial impacts of COVID-19.

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

Future equity issuances could result in dilution, which could cause our common stock price to decline.

We are generally not restricted from issuing additional shares of our common stock, up to the 20 million shares of voting common stock and 10 million shares of preferred stock authorized in our articles of incorporation (subject to Nasdaq shareholder approval rules), which in each case could be increased by a vote of a majority of our shares. We may issue additional shares of our common stock in the future pursuant to current or future equity compensation plans, upon conversions of preferred stock or debt, upon exercise of warrants or in connection with future acquisitions or financings. If we choose to raise capital by selling shares of our common stock for any reason, the issuance could have a dilutive effect on the holders of our common stock and could have a material negative effect on the market price of our common stock.

We have the ability to incur debt and pledge our assets, including our stock in the Bank, to secure that debt.

We have the ability to incur debt and pledge our assets to secure that debt. Absent special and unusual circumstances, a holder of indebtedness for borrowed money has rights that are superior to those of holders of common stock. For example, interest must be paid to the lender before dividends can be paid to the shareholders, and loans must be paid off before any assets can be distributed to shareholders if we were to liquidate. Furthermore, we would have to make principal and interest payments on our indebtedness, which could reduce our profitability or result in net losses on a consolidated basis even if the Bank were profitable.

Item 1B

Unresolved Staff Comments

None.

Item 2

Properties

The principal properties of the Company consist of the properties of the Bank. The Company's headquarters is located at 115 South Grant Street, Fitzgerald, Georgia 31750. The Bank currently operates twenty-eight domestic banking offices and two corporate operations offices in Georgia. The Bank owns all of the banking offices occupied except one office in Valdosta, one office in Albany and one office in Douglas which are leased. In addition, the Company owns the corporate operation offices located in Fitzgerald, Georgia and Warner Robins Georgia. We believe that our banking offices are in good condition and are suitable and adequate to our needs.

Item 3

Legal Proceedings

The Company and its subsidiary may become parties to various legal proceedings arising from the normal course of business. As of December 31, 2020, there are no material pending legal proceedings to which Colony or its subsidiary are a party or of which any of its or its subsidiaries' assets or properties are subject.

Item 4

Mine Safety Disclosures

Not applicable.
Part II

Item 5

Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Since April 2, 1998, Colony Bankcorp, Inc.'s common stock has been quoted on the NASDAQ Global Market under the symbol “CBAN.” Prior to this date, there was no public market for the common stock of the Company.

As of March 22, 2021, there were 9,498,783 shares of our common stock outstanding held by 958 holders of record.

During 2020, the Company paid $3.8 million in cash dividends on its common stock. During 2019, the Company paid $2.7 million in cash dividends on its common stock. We have no obligation to pay dividends and we may change our dividend policy at any time without notice to our shareholders. Any future determination to pay dividends to holders of our common stock will depend on our results of operations, financial condition, capital requirements, banking regulations, contractual restrictions and any other factors that our board of directors may deem relevant.

As a Georgia corporation, the Company is subject to certain restrictions on dividends under the Georgia Business Corporation Code. We are also subject to certain restrictions on the payment of cash dividends as a result of banking laws, regulations and policies. See “Item 1 – Business – Supervision and Regulation – Regulation of the Company – Payment of Dividends.”

Issuer Purchase of Equity Securities

The Company did not purchase any shares of the Company’s common stock during the year ended December 31, 2020.

Securities Authorized for Issuance Under Equity Compensation Plans

See the information included under Part III, Item 12, which is incorporated in response to this item by reference.

Performance Graph

The performance graph below compares the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return on the equity securities of companies included in the NASDAQ Composite Index and the SNL Southeast Bank Index, measured at the last trading day of each year shown. The graph assumes an investment of $100 on December 31, 2015 through December 31, 2020, and assumes the reinvestment of dividends, if any. The performance graph represents past performance and should not be considered to be an indication of future performance.

Colony Bankcorp, Inc.

Total Return Performance
Colony Bankcorp, Inc.
NASDAQ Composite Index
SNL Southeast Bank Index
Index Value
300
250
200
150
100
50
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20

	Period Ending
Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Colony Bankcorp, Inc.	100.00	138.51	154.33	156.23	179.85	164.94
NASDAQ Composite Index	100.00	108.87	141.13	137.12	187.44	271.64
SNL Southeast Bank Index	100.00	132.75	164.21	135.67	191.06	172.07
Source: S&P Global Market Intelligence

Pursuant to the regulations of the SEC, this performance graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act or the Exchange Act.

Item 6

Selected Financial Data

The following table sets forth selected historical consolidated financial data of the Company as of and for each of the years ended December 31, 2020, and 2019, and is derived from our audited consolidated financial statements. This information should be read in conjunction with “Item 7 –  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 – Financial Statements and Supplementary Data” of this report. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
	2020	2019
(dollars in thousands, except per share data)
EARNINGS SUMMARY
Net interest income	$55,245	$47,845
Provision for loan losses	6,558	1,104

Non-interest income	24,244	14,004
Non-interest expense	58,301	48,136
Income taxes	2,815	2,398
Net income	11,815	10,211
PERFORMANCE MEASURES
Per common share:
Common shares outstanding	9,498,783	9,498,783
Weighted average basic shares	9,498,783	9,129,705
Weighted average diluted shares	9,498,783	9,129,705
Earnings per basic share	$1.24	$1.12
Earnings per diluted share	1.24	1.12
Adjusted earnings per diluted share (1)	1.28	1.35
Cash dividends declared per share	0.40	0.30
Common book value per share	15.21	13.74
Tangible common book value per share	13.26	11.68

Performance ratios:
Net interest margin (2)	3.50%	3.61%
Return on average assets	0.70	0.72
Return on average total equity	8.56	8.73
Dividend payout ratio	32.16	26.82
Average equity to average assets	8.16	8.30

ASSET QUALITY
Nonperforming loans (NPLs)	$9,128	$9,827
Other real estate foreclosed assets	1,006	1,320
Total nonperforming assets (NPAs)	10,134	11,147
Classified loans	30,404	21,084
Criticized loans	75,633	51,182
Net loan charge-offs	1,294	1,518
Allowance for loan losses to total loans	1.14%	0.71%
Allowance for loan losses to total NPLs	132.85	69.85
Allowance for loan losses to total NPAs	119.31	61.57
Net charge-offs to average loans	0.12	0.17
NPLs to total loans	0.86	1.01
NPAs to total assets	0.58	0.74
NPAs to total loans and other real estate owned	0.96	1.15

AVERAGE BALANCES
Total assets	$1,691,235	$1,411,331
Loans, net	1,092,009	896,098
Deposits	1,386,412	1,209,819
Total stockholders’ equity	137,954	117,118
(1)Non-GAAP measure - see "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures" for more information and a reconciliation to GAAP.
(2)Compute using fully taxable-equivalent net income.

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

Recent Developments

On February 26, 2020, the Company acquired the East Georgia Homebuilder Finance loan portfolio of Cadence. This acquisition expanded our presence in the Savannah and Augusta markets, creating a ‘one-stop-shop’ for homebuilders coupled with our mortgage business.

On December 10, 2020, the Company announced the strategic realignment of its branch network. As part of the realignment, select Colony Bank branches will be consolidated, resulting in the closure of five branches, or a total of 18% of the Bank’s branch network. The branches to be closed consist of one branch located in each of the Columbus, Douglas, Fitzgerald, Savannah and Valdosta markets, by April 30, 2021. After the closures, Colony will continue to operate one branch location in each of the aforementioned markets except for the Savannah market, where Colony will operate two branch locations.

On December 30, 2020, the Company completed the sale of its Thomaston branch to SouthCrest Financial Group. Inc. The transaction resulted in the transfer of approximately $3 million in fully performing loans and approximately $40 million in deposits, with a deposit premium of 3%.

The Company paid dividends to its shareholders throughout 2020 and 2019 on a quarterly basis. In 2020, we had a quarterly dividend of $0.10 per common stock and in 2019, we had a quarterly dividend of $0.075 per common stock.

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

Our accounting and reporting policies conform to generally accepted accounting principles (GAAP) in the United States and prevailing practices in the banking industry. However, certain non-GAAP measures are used by management to supplement the evaluation of our performance. These include the fully-taxable equivalent measures: tax-equivalent net interest income, tax-equivalent net interest margin and tax-equivalent net interest spread, which include the effects of taxable-equivalent adjustments using a federal income tax rate of 21% to increase tax-exempt interest income to a tax-equivalent basis.  Tax-equivalent adjustments are reported in Notes 1 and 2 to the Average Balances with Average Yields and Rates table under Rate/Volume Analysis. Tangible common book value per common share and adjusted earnings per diluted share are also non-GAAP measures used in the Selected Financial Data section. Management believes that non-GAAP financial measures provide additional useful information that allows investors to evaluate the ongoing performance of the company and provide meaningful comparisons to its peers. Management believes these non-GAAP financial measures also enhance investors' ability to compare period-to-period financial results and allow investors and company management to view our operating results excluding the impact of items that are not reflective of the underlying operating performance.

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

Tangible common book value per share, adjusted earning per diluted shares. Tangible common book value per share is a non-GAAP measure that excludes the effect of goodwill and other intangibles from book value per common share. The most directly comparable financial measure calculated in accordance with GAAP is our book value per common share. Adjusted earnings per diluted share excludes acquisition-related expenses, gain on the sale of the Thomaston branch, a building writedown, and the income tax benefits related to such items from earnings per diluted share. The most directly comparable financial measure calculated in accordance with GAAP is our earnings per diluted share.

These non-GAAP financial measures should not be considered alternatives to GAAP-basis financial statements, and other bank holding companies may define or calculate these non-GAAP measures or similar measures differently.

A reconciliation of these performance measures to GAAP performance measures is included in the tables below.

Non-GAAP Performance Measures Reconciliation

	Years Ended December 31,
	2020	2019
(dollars in thousands, except per share data)
Operating noninterest expense reconciliation
Operating net income reconciliation
Net income (GAAP)	$11,815	$10,211
Acquisition-related expenses	862	2,733
Gain on sale of Thomaston branch	(1,026)	—
Writedown of Building	582	—
Income tax benefit of expenses	(88)	(574)
Operating net income	$12,145	$12,370
Weighted average diluted shares	9,498,783	9,129,705
Adjusted earnings per diluted share	$1.28	$1.35

Tangible book value per common share reconciliation
Book value per common share (GAAP)	$15.21	$13.74
Effect of goodwill and other intangibles	(1.95)	(2.06)
Tangible book value per common share	13.26	11.68

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

Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law on March 27, 2020 as a $2 trillion legislative package. The goal of the CARES Act was to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also included extensive emergency funding for hospitals and providers. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts have had and continue to have a material impact on our operations.

In response to the COVID-19 pandemic, the Company has prioritized the health and safety of its employees and customers, and continues to take protective measures during the ongoing COVID-19 pandemic, such as implementing remote work arrangements to the full extent possible and by adjusting banking center hours and operational measures to promote social distancing, and it will continue to do so throughout the duration of the pandemic. At the same time, the Company is closely monitoring the effects of the COVID-19 pandemic on our loan and deposit customers, and is assessing the risks in our loan portfolio and working with our customers to reduce the pandemic’s impact on them while minimizing losses for the Company. Meanwhile, the Company remains focused on improving shareholder value, managing credit exposure, challenging expenses, enhancing the customer experience and supporting the communities it serves.

We have implemented loan programs to allow customers who are experiencing hardships from the COVID-19 pandemic to defer loan principal and interest payments for up to 90 days. The Small Business Administration (SBA) has also guaranteed the principal and interest payments of all our SBA loan customers for six months. As of December 31, 2020, we had one commercial customer with outstanding loan balances totaling $1.9 million who had active payment deferrals. One loan totaling $1.9 million was in the hotel industry, which is one of the industries heavily impacted by the COVID-19 pandemic.

In addition, we have been participating in the Paycheck Protection Program created under the CARES Act and implemented by the SBA to help provide loans to our business customers in need. As of December 31, 2020, the Company closed or approved with the SBA 1,630 PPP loans for an aggregate amount of funds in excess of $137.8 million. We have used our current cash balances and available liquidity from the Paycheck Protection Program Liquidity Facility (“PPPLF”) to fund these PPP loans. Loan fees collected related to these loans was approximately $2.8 million. In accordance with U.S. generally accepted accounting principles (GAAP), these fees will be deferred and recognized over the life of the loans. As of February 28, 2021, the SBA had granted forgiveness for PPP loans totaling $58.5 million.

The Economic Aid Act, signed into law on December 27, 2020, authorized an additional $284.5 billion in new PPP funding and extends the authority of lenders to make PPP loans through March 31, 2021. We are participating in this new round of PPP loan funding by offering first and second draw loans. As of February 28, 2021, the Company had approved and funded 410 PPP loans totaling $30.4 million under this new round of PPP loan funding.

Despite improvements in certain economic indicators, significant constraints to commerce remain in place, and significant uncertainty remains over the timing of an effective and widely available coronavirus vaccine and the timing and scope of additional government stimulus packages. The duration and extent of the downturn and speed of the related recovery on our business, customers, and the economy as a whole remains uncertain.

Overview

The following discussion and analysis present the more significant factors affecting the Company’s financial condition as of December 31, 2020 and 2019 and results of operations for each of the two year-periods ended December 31, 2020. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

Taxable-equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 21% federal tax rate for 2020 and 2019 and, thus making tax-exempt yields comparable to taxable asset yields.

Dollar amounts in tables are stated in thousands, except for per share amounts.

Results of Operations

The Company’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since market forces and economic conditions beyond the control of the Company determine interest rates, the ability to generate net interest income is dependent upon the Company’s ability to obtain an adequate spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average interest-earning assets. Net income available to common shareholders totaled $11.8 million, or $1.24 per diluted shares in 2020, compared to $10.2 million, or $1.12 per diluted shares in 2019.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 66.8% of total revenue during 2020 and 76.4% of total revenue during 2019.

Net interest margin is the taxable-equivalent net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin.

The Company’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, was 3.25% and 4.75% as of December 31, 2020 and 2019, respectively. The Federal Reserve Board sets general market rates of interest, including the deposit and loan rates offered by many financial institutions. During 2020, the prime interest rate decreased by 150 basis points.  During 2019, the prime interest rate decreased overall by 50 basis points.

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

	Changes from 2019 to 2020 (a)
(dollars in thousands)	Volume	Rate	Total
Interest income
Loans, net of unearned fees	$11,033	$(5,695)	$5,338
Investment securities, taxable	(937)	(1,292)	(2,229)
Investment securities, exempt	494	(219)	275
Interest-bearing deposits	1,573	(2,191)	(618)
Total interest income	12,163	(9,397)	2,766

Interest expense
Interest-Bearing Demand and Savings Deposits	980	(3,384)	(2,404)
Time Deposits	(894)	(1,152)	(2,046)
FHLB Advances	(277)	(26)	(303)
PPPLF	—	205	205
Other Borrowings	197	(406)	(209)
Total interest expense	6	(4,763)	(4,757)

Net interest income	$12,157	$(4,634)	$7,523

(a)Changes in net interest income for the periods, based on either changes in average balances or changes in average rates for interest-earning assets and interest-bearing liabilities, are shown on this table. During each year there are numerous and simultaneous balance and rate changes; therefore, it is not possible to precisely allocate the changes between balances and rates. For the purpose of this table, changes that are not exclusively due to balance changes or rate changes have been attributed to rates.

The Company maintains about 18.41% of its loan portfolio in adjustable rate loans that reprice with prime rate changes, while the bulk of its other loans mature within 3 years. The liabilities to fund assets are primarily in non-maturing core deposits and short term certificates of deposit that mature within one year. During 2020, Federal Reserve rates decreased 150 basis points.

The Federal Reserve rates decreased 50 basis points in 2019. We have seen the net interest margin decrease to 3.50% for 2020, compared to 3.61% for 2019.

Taxable-equivalent net interest income for 2020 increased by $7.5 million or 15.7%, compared to 2019, due to an increase in loan fee income generated through PPP loan originations during 2020, which was approximately $2.8 million. The average volume of interest-earning assets during 2020 increased $257.4 million compared to 2019 while over the same period the net interest margin decreased 11 basis points to 3.50% from 3.61%. The change in the net interest margin in 2020 and 2019 was primarily driven by a higher level of low yielding assets offset by a decrease in the cost of funds, as well as downward pressure exerted from lower yielding PPP loans offset by lowering our borrowing costs during the year as well as lower interest on the level of deposits on our balance sheet. Growth in average earning assets during 2020 was primarily in loans and interest-bearing deposits in other banks related to the PPP loans originated and the acquisition of Home Builder Finance.

The average volume of loans increased $195.9 million in 2020 compared to 2019, which reflects both organic loan growth and growth in PPP loans. The increase in average volume for loans was funded primarily through an increase in Paycheck Protection Program Liquidity Facility and average customer deposits. The average yield on loans decreased 52 basis points in 2020 compared to 2019, due to lower yielding PPP loans originated and the reduction in prime rate of 150 points in 2020. The average volume of interest-bearing deposits increased $90.9 million in 2020 compared to 2019. Average demand deposits increased $146.9 million while average time deposits decreased $55.9 million in 2020 compared to 2019.

Accordingly, the ratio of average interest-bearing deposits to total average deposits was 78.8% in 2020 and 82.6% in 2019. For 2020, this deposit mix, combined with a general decrease in interest rates, had the effect of (i) decreasing the average cost of total deposits by 49 basis points in 2020 compared to 2019 and (ii) offsetting a portion of the impact of decreasing yields on interest-earning assets on the Company’s net interest income.

The Company’s net interest spread, which represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities, was stable at 3.37% and 3.39% in 2020 and 2019, respectively. The net interest spread, as well as the net interest margin, will be impacted by future changes in short-term and long-term interest rate levels, as well as the impact from the competitive environment. A discussion of the effects of changing interest rates on net interest income is set forth in "Market Risk and Interest Rate Sensitivity" included elsewhere in this report.

AVERAGE BALANCE SHEETS

	2020			2019
	Average	Income/	Yields/	Average	Income/	Yields/
(dollars in thousands)	Balances	Expense	Rates	Balances	Expense	Rates
Assets
Loans, net of unearned fees (1)	$1,092,009	$55,802	5.11%	$896,098	$50,464	5.63%
Investment securities, taxable	336,140	6,875	2.05	374,719	9,104	2.43
Investment securities, exempt (2)	17,070	331	1.94	1,737	56	3.22
Deposits in banks and short term investments	141,641	438	0.31	56,891	1,056	1.86
Total interest-earning assets	1,586,860	63,446	4.00	1,329,445	60,680	4.56
Total noninterest-earning assets	104,375			81,886
Total assets	$1,691,235			$1,411,331

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Savings and interest-bearing demand deposits	787,030	1,870	0.24%	640,180	4,274	0.67%
Time deposits	305,374	3,729	1.22	361,319	5,775	1.60
Total interest-bearing deposits	$1,092,404	$5,599	0.51	$1,001,499	$10,049	1.00
FHLB advances	33,249	743	2.23	45,233	1,046	2.31
Paycheck Protection Program Liquidity Facility	90,768	205	0.23	—	—	—
Other borrowings	38,527	1,333	3.46	34,159	1,542	4.51
Total interest-bearing liabilities	1,254,948	7,880	0.63	1,080,891	12,637	1.17
Noninterest-bearing demand deposits	294,008			208,320
Other liabilities	4,325			5,002
Stockholders' equity	137,954			117,118
Total liabilities and stockholders' equity	$1,691,235			$1,411,331
Interest rate spread			3.37%			3.39%
Net interest income		$55,566			$48,043
Net interest margin			3.50%			3.61%

(1)The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable-equivalent adjustments totaling $252,000 and $182,000 for the year ended December 31, 2020 and 2019, respectively, are included in income and fees on loans. Accretion income of $763,000 and $583,000 for the year ended December 31, 2020 and 2019 are also included in income and fees on loans.
(2)Taxable-equivalent adjustments totaling $69,000 and $11,000 for the year ended December 31, 2020 and 2019, respectively, are included in tax-exempt interest on investment securities. The adjustments are based on federal tax rate of 21% with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $6.6 million in 2020 compared to $1.1 million in 2019. See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses. The increase in provision for loan losses for the year ended December 31, 2020 compared to the same periods in 2019 is largely due to the unprecedented economic disruptions and uncertainty surrounding the COVID-19 pandemic. Net charge-offs for the year ended December 31, 2020 were $1.3 million compared to $1.5 million for the same period in 2019. As of December 31, 2020, Colony’s allowance for loan losses was $12.1 million, or 1.14% of total loans, compared to $6.9 million, or 0.71% of total loans, at December 31, 2019. At December 31, 2020 and 2019, nonperforming assets were $10.1 million and $11.1 million, or 0.58% and 0.74% of total assets, respectively. While asset quality remains stable period over period, social and economic disruption in response to the COVID-19 pandemic continued to result in business closures and job losses during the year ended 2020.

Noninterest Income

The components of noninterest income were as follows:

			$	%
(dollars in thousands)	2020	2019	Variance	Variance
Service charges on deposit accounts	$5,293	$5,593	$(300)	(5.36)%
Mortgage fee income	9,149	3,199	5,950	186.00
Gain on sale of SBA loans	1,600	—	1,600	100.00
Gain on sale of securities	926	97	829	854.64
Gain on sale of assets	1,082	—	1,082	100.00
Interchange fees	4,988	3,768	1,220	32.38
BOLI income	743	536	207	38.62
Other	463	811	(348)	(42.94)
Total	$24,244	$14,004	$10,240	73.12%

Noninterest income increased $10.2 million, or 73.12% from 2019. The Company saw considerable increases in mortgage fee income, gain on sale of SBA loans, and interchange fees, off-set with a slight decrease in service charges on deposit accounts. The slight decrease in service charges on deposit accounts was partially attributable to a decrease in overdraft and service charge income as a result of continued lower customer spending due to the COVID-19 pandemic. The increase in mortgage fee income is primarily attributed to the opening of a new mortgage location in LaGrange and the acquisition of the PFB Mortgage division of Planters First Bank, both of which occurred in the first half of 2019. As such, these divisions were fully operational in 2020, increasing the volume of mortgage loans. Furthermore, during the year ended December 31, 2020, there was an increase in the demand for mortgage rate locks and mortgage closings due to a historically low interest rate environment. The decrease in mortgage rates was partially attributable to the 150 basis point decrease in the national federal funds rate during the year ended December 31, 2020 in response to the COVID-19 pandemic. The increase of $1.2 million in interchange fees was a result of the perks program the Company offered from Discover®. The increase from gain on sale of SBA loans grew as the Bank was fully operational in this line of business in 2020.

Noninterest Expense

The components of noninterest expense were as follows:

			$	%
(dollars in thousands)	2020	2019	Variance	Variance
Salaries and employee benefits	$34,141	$26,218	$7,923	30.22%
Occupancy and equipment	5,311	4,850	461	9.51
Acquisition related expenses	862	2,733	(1,871)	(68.46)
Information technology	5,746	4,353	1,393	32.00
Professional Fees	2,250	2,191	59	2.69
Advertising and public relations	2,111	1,991	120	6.03
Communications	835	1,083	(248)	(22.90)
Writedown of building	582	—	582	100.00
FHLB prepayment penalty	925	—	925	100.00
Other	5,538	4,717	821	17.41
Total	$58,301	$48,136	$10,165	21.12%

Increases in salaries and employee benefits, information technology expenses, the writedown of the Thomaston branch and FHLB prepayment penalties accounted for the majority of the increase in noninterest expense, offset by a decrease in acquisition-related expenses. The increase in salaries and employee benefits of $7.9 million in 2020 was primarily attributable to merit pay increases and a complete year of salaries from the two acquisitions completed in May 2019 of LBC Bancshares, Inc and PFB Mortgage. Information technology expenses increased $1.4 million as the Company continues to invest in the Company's technology infrastructures. Other expense increased due to increases in FDIC insurance due to credits used in 2019, and loan related expenses from PPP loan activity. In order to improve the Company's cost of funds and net income, the Company paid off two higher rate FHLB advances in 2020 which was offset by securities gains recognized in 2020.

Sources and Uses of Funds

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the assets in which those funds are invested as a percentage of the Company’s average total assets for the period indicated. Average assets totaled $1.7 billion in 2020 compared to $1.4 billion in 2019.

(dollars in thousands)	2020		2019

Sources of Funds:
Noninterest-bearing deposits	$294,008	17.38%	$208,320	14.76%
Interest-bearing deposits	1,092,404	64.59%	1,001,499	70.96
FHLB advances	33,249	1.97%	45,233	3.20
PPPLF	90,768	5.37%	—	—
Other borrowings	38,527	2.28%	34,159	2.42
Other noninterest-bearing liabilities	4,325	0.26%	5,002	0.35
Equity capital	137,954	8.15%	117,118	8.31
Total	$1,691,235	100.00%	$1,411,331	100.00%

Uses of Funds:
Loans held for sale and loans	$1,092,009	64.57%	$896,098	63.49%
Investment securities	353,210	20.88%	376,456	26.67
Deposits in banks and short term investments	141,641	8.38%	56,891	4.03
Other noninterest-bearing assets	104,375	6.17%	81,886	5.81
Total	$1,691,235	100.00%	$1,411,331	100.00%

Deposits continue to be the Company’s primary source of funding. Over the comparable periods, interest-bearing deposits continues to be the largest component of the Company's mix of deposits. Average interest-bearing deposits totaled 78.8% in 2020 compared to 82.6% of total average deposits in 2019.

The Company primarily invests funds in loans and securities. Loans continue to be the largest component of the Company’s mix of invested assets.

Loans

The following table presents the composition of the Company’s loan portfolio as of December 31 for the past five years.

(dollars in thousands)	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016
Construction, land & land development	$121,093	$96,097	$60,310	$53,762	$42,168
Other commercial real estate	520,391	540,239	435,961	418,669	415,768
Total commercial real estate	641,484	636,336	496,271	472,431	457,936
Residential real estate	183,021	194,796	187,592	193,924	195,486
Commercial , financial, & agricultural	213,380	114,360	74,166	64,523	64,074
Consumer & other	21,618	23,322	23,497	33,911	36,426
Total loans, net of unearned fees	1,059,503	968,814	781,526	764,789	753,922
Allowance for loan losses	(12,127)	(6,863)	(7,277)	(7,508)	(8,923)
Loans, net	$1,047,376	$961,951	$774,249	$757,281	$744,999

Maturity and Repricing Opportunity

The following table presents total loans as of December 31, 2020 according to maturity distribution and/or repricing opportunity on adjustable rate loans.

(dollars in thousands)	One year or less	After one year through three years	After three years through five years	Over five years	Total
Construction, land & land development	$73,097	$28,243	$3,034	$16,719	$121,093
Other commercial real estate	105,467	122,680	76,370	215,874	520,391
Total commercial real estate	178,564	150,923	79,404	232,593	641,484
Residential real estate	29,779	40,645	24,607	87,990	183,021
Commercial, financial, & agricultural	34,917	122,525	22,169	33,769	213,380
Consumer & other	4,660	8,668	6,214	2,076	21,618
Total loans, net of unearned fees	247,920	322,761	132,394	356,428	1,059,503

Overview. Loans totaled $1.1 billion at December 31, 2020, up 9.4% from $968.8 million at December 31, 2019. The majority of the Company’s loan portfolio is comprised of the real estate loans. Commercial and residential real estate which is primarily 1-4 family residential properties, nonfarm nonresidential properties and real estate construction loans made up 77.8% and 85.8% of total loans at December 31, 2020 and December 31, 2019, respectively. Commercial, financial, & agriculture represents another 20.1% of the population of the loans at December 31, 2020 up from 11.8% of the population at December 31, 2019. The reason for the increase is primarily due to the PPP loan production during 2020, which was $101.1 million in gross PPP loans at December 31, 2020. The PPP loans are included in our commercial, financial and agricultural loans.

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

Commercial, financial and agricultural. Commercial and agricultural loans at December 31, 2020 increased 86.6% to $213.4 million from December 31, 2019 at $114.4 million. This increase was primarily attributable to the PPP loans which was $101.1 million at December 31, 2020. The Company’s commercial and agricultural loans are a diverse group of loans to small, medium and large businesses. The purpose of these loans varies from supporting seasonal working capital needs to term financing of equipment. While some short-term loans may be made on an unsecured basis, most are secured by the assets being financed with collateral margins that are consistent with the Company’s loan policy guidelines.

Construction, land and land development.  Construction, land and land development loans increased by $25.0 million, or 26.0%, at December 31, 2020 to $121.1 million from $96.1 million at December 31, 2019. This increase was primarily attributable from the purchase of Homebuilder Finance and the continued growth of the business during 2020.

Other commercial real estate. Other commercial real estate loans decreased by $19.8 million, or 3.7%, at December 31, 2020 to $520.4 million from $540.2 million at December 31, 2019. This decrease was primarily attributable due to payoffs and amortization of the portfolio.
Residential Real Estate Loans. Residential real estate loans decreased by $11.8 million, or 6.1%, at December 31, 2020 to $183.0 million from $194.8 million at December 31, 2019. This decrease was primarily attributable to payoffs and amortization of the portfolio. Residential real estate loans consist of revolving, open-end and closed-end loans as well as those secured by closed-end first and junior liens.
Consumer and other. Consumer and other loans include loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. Consumer and other loans at December 31, 2020 decreased 7.3% to $21.6 million from $23.3 million at December 31, 2019.This decrease was primarily attributable to payoffs and amortization of the portfolio.

Industry concentrations. As of December 31, 2020 and December 31, 2019, there were no concentrations of loans within any single industry in excess of 10% of total loans, as segregated by Standard Industrial Classification code (“SIC code”). The SIC code is a federally designed standard industrial numbering system used by the Company to categorize loans by the borrower’s type of business. The Company has established industry-specific guidelines with respect to maximum loans permitted for each industry with which the Company does business.

Collateral concentrations. Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions. The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk, particularly with the current economic downturn in the real estate market. At December 31, 2020, approximately 77.8% of the Company’s loan portfolio was concentrated in loans secured by real estate. A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector. In addition, a large portion of the Company’s foreclosed assets are also located in these same geographic markets, making the recovery of the carrying amount of foreclosed assets susceptible to changes in market conditions. Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis. In recent years, we have seen real estate values stabilizing in our markets. The stabilization of rates has resulted in a decrease in the number of loans being classified as impaired over the past several years.

Large credit relationships. The Company is currently in eighteen counties in central, south and coastal Georgia and includes metropolitan markets in Dougherty, Lowndes, Houston, Chatham and Muscogee counties. As a result, the Company originates and maintains large credit relationships with several commercial customers in the ordinary course of business. The Company considers large credit relationships to be those with commitments equal to or in excess of $5.0 million prior to any portion being sold. Large relationships also include loan participations purchased if the credit relationship with the agent is equal to or in excess of $5.0 million. In addition to the Company’s normal policies and procedures related to the origination of large credits, the Company’s Executive Loan Committee and Director Loan Committee must approve all new and renewed credit facilities which are part of large credit relationships. At December 31, 2020,our largest 20 relationships consisted of loans and loan commitments, where the committed balance was $169.5 million with $120.8 million outstanding. At December 31, 2019,our largest 20 relationships had a committed balance of $174.8 million with $156.2 million outstanding.

Maturities and sensitivities of loans to changes in interest rates. The following table presents the maturity distribution of the Company’s loans at December 31, 2020. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index such as the prime rate.

(dollars in thousands)	Due in One Year or Less	After One, but within Three Years	After Three, but within Five Years	After Five Years, but within Fifteen Years	After Fifteen Years	Total
Loans with fixed interest rates	$188,659	$305,720	$124,946	$230,287	$14,885	$864,497
Loans with floating interest rates	59,098	17,040	7,448	75,659	35,761	195,006

Total	$247,757	$322,760	$132,394	$305,946	$50,646	$1,059,503

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

Nonperforming Assets and Potential Problem Loans

Asset quality remained somewhat stable during the year December 31, 2020. The continuing effects of the COVID-19 pandemic will likely have an impact on our asset quality, but it is unknown to what extent at this point. Nonperforming assets include nonaccrual loans, accruing loans contractually past due 90 days or more, repossessed personal property and other real estate owned ("OREO"). Pursuant to the provisions of the CARES Act, loans granted payment deferrals related to the COVID-19 pandemic are not reported as past due or placed on nonaccrual status (provided the loans were not past due or on nonaccrual status prior to the deferral), and there were no loans under these terms deemed past due or nonaccrual as of December 31, 2020. Nonaccrual loans totaled $9.1 million at December 31, 2020, a decrease of $699,000, or 7.1%, from $9.8 million at December 31, 2019. There were no loans contractually past due 90 days or more and still accruing for either period presented. At December 31, 2020, OREO totaled $1.0 million, a decrease of $314,000, or 23.8%, compared with $1.3 million at December 31, 2019. The change in OREO is a combination of sales of assets during 2020 offset by asset additions. At the end of the year ended December 31 2020, total nonperforming assets as a percent of total assets decreased to 0.58% compared with 0.74% at December 31, 2019.

At December 31, 2020, 5.2% of the Company’s loan portfolio, or $62.7 million, is in the hotel sector which we expect to be the most sensitive to the COVID-19 pandemic. While our entire loan portfolio is being continuously assessed, enhanced monitoring for these sectors is ongoing. We are continuously working with these customers to evaluate how the current economic conditions are impacting, and will continue to impact, their business operations.

Year-end nonperforming assets and accruing past due loans were as follows:

(dollars in thousands)	2020	2019	2018	2017	2016
Loans accounted for on nonaccrual	$9,128	$9,827	$9,482	$7,503	$12,350
Loans accruing past due 90 days or more	—	—	—	—	—
Other real estate foreclosed	1,006	1,320	1,841	4,256	6,439

Total nonperforming assets	$10,134	$11,147	$11,323	$11,759	$18,789

Nonperforming loans by segment
Construction, land & land development	$197	$128	$883	$2,630	$3,376
Commercial real estate	4,613	3,772	5,874	4,635	9,982
Residential real estate	2,958	3,728	3,299	3,309	4,375
Commercial, financial & agricultural	1,065	2,061	1,267	1,185	1,056
Consumer & other	295	138	—	—	—
Total nonperforming loans	$9,128	$9,827	$11,323	$11,759	$18,789

Nonperforming assets as a percentage of:
Total loans and other real estate foreclosed assets	0.96%	1.15%	1.44%	1.53%	2.47%
Total assets	0.58%	0.74%	0.90%	0.95%	1.55%
Nonperforming loans as a percentage of:
Total loans	0.86%	1.01%	1.21%	0.98%	1.64%

Supplemental data:
Trouble debt restructured loans in compliance with modified terms (1)	$12,320	$12,337	$14,128	$18,363	$17,992
Trouble debt restructured loans
Past due 30-89 days (1)	273	—	864	131	319
Accruing past due loans:
30-89 days past due (1)	$3,092	$2,615	$8,234	$4,558	$4,469
90 or more days past due	—	—	—	—	—
Total accruing past due loans	$3,092	$2,615	$8,234	$4,558	$4,469

Allowance for loan losses	$12,127	$6,863	$7,277	$7,508	$8,923
Allowance for loan losses as a percentage of:
Total loans	1.14%	0.71%	0.93%	0.98%	1.18%
Nonperforming loans	132.85	69.84	76.74	100.06	72.25

(1) Loans granted payment deferrals related to the COVID-19 pandemic are not reported as past due or placed on nonaccrual status (provided the loans were not past due or on nonaccrual status prior to the deferral), there were no loans under these terms deemed past due or nonaccrual as of December 31, 2020.

Nonperforming assets include nonaccrual loans, loans past due 90 days or more, foreclosed real estate and nonaccrual securities. Nonperforming assets at December 31, 2020 decreased 9.1% from December 31, 2019, due to the sale of other real estate owned property and decrease in nonaccrual loans.

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

The restructuring of a loan is considered a "troubled debt restructuring ("TDR")" if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted the borrower a concession that we would not consider otherwise. At December 31, 2020, TDRs totaled $12.6 million, a slight increase from $12.3 million reported December 31, 2019. At December 31, 2020 and 2019, all TDRs were performing according to their modified terms and were therefore not considered to be nonperforming assets.

In March 2020, regulatory agencies issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by the COVID–19 pandemic. The agencies confirmed with the staff of the FASB that short–term modifications made on a good faith basis in response to the COVID–19 pandemic to borrowers who were current prior to any relief, are not to be considered TDRs. As of December 31, 2020, the Company had approximately $1.9 million in loans still under their modified terms. The Company's modification program included payment deferrals, interest only, and other forms of modifications. See Notes 1 and 4 to of our consolidated financial statements included in this Annual Report for more information regarding accounting treatment of loan modifications as a response to the COVID-19 pandemic.

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

	December 31,		December 31,		December 31,		December 31,		December 31,
(dollars in thousands)	2020		2019		2018		2017		2016
	Reserve	%(1)	Reserve	%(1)	Reserve	%(1)	Reserve	%(1)	Reserve	%(1)
Construction, land & land development	$1,013	11.4%	$215	9.9%	$131	7.7%	$1,216	7.0%	$711	6.5%
Commercial real estate	6,880	49.1%	3,908	55.8%	5,251	55.8%	4,654	54.7%	4,763	53.8%
Residential real estate	2,278	17.3%	980	20.1%	1,181	24.0%	968	25.4%	1,990	26.0%
Commercial , financial, & agricultural	1,713	20.1%	1,657	11.8%	618	9.5%	633	8.4%	1,058	8.8%
Consumer & other	243	2.1%	103	2.4%	96	3.0%	37	4.4%	82	4.9%
	$12,127	100.0%	$6,863	100.0%	$7,277	100.0%	$7,508	100.0%	$8,604	100.0%
(1) Percentage represents the loan balance in each category expressed as a percentage of total end of period loans.

The following table presents an analysis of the Company’s loan loss experience for the periods indicated.

(dollars in thousands)	2020	2019	2018	2017	2016
Allowance for loan losses at beginning of year	$6,863	$7,277	$7,508	$8,923	$8,604
Charge-offs
Construction, land & land development	4	29	—	52	25
Commercial real estate	226	119	257	1,027	1,112
Residential real estate	206	758	162	1,048	362
Commercial , financial, & agricultural	242	403	247	458	324
Consumer & other	1,103	784	299	330	265
Total charge-offs	$1,781	$2,093	$965	$2,915	$2,088
Recoveries
Construction, land & land development	45	82	155	266	814
Commercial real estate	153	218	52	544	351
Residential real estate	142	174	91	82	50
Commercial , financial, & agricultural	43	36	161	141	71
Consumer & other	104	65	74	77	59
Total recoveries	487	575	533	1,110	1,345
Net charge-offs	1,294	1,518	432	1,805	743
Provision for loans losses	6,558	1,104	201	390	1,062
Allowance for loan losses at end of year	$12,127	$6,863	$7,277	$7,508	$8,923

Ratio of net charge-offs to average loans	0.12%	0.11%	0.04%	0.15%	0.06%

The allowance for loan losses increased from $6.9 million, or 0.71% of total loans at December 31, 2019 to $12.1 million, or 1.14% of total loans at December 31, 2020. Excluding outstanding PPP loans of $101.1 million as of December 31, 2020, the allowance for loan losses as a percentage of total loans was 1.27%. The allowance for loan losses allocated 0.10% of the balance to our PPP loan portfolio at December 31, 2020. The provision for loan losses reflects loan quality trends, including the level of net charge-offs or recoveries, among other factors.

Social and economic disruption in response to the COVID-19 pandemic continue to result in businesses closures and job losses during the year ended 2020. Net charge-off’s improved by $224,000 from $1.5 million in 2019 to $1.3 million in 2020, but management believes there continues to be a weakness in certain sectors. As such, additional qualitative measures were incorporated as part of the December 31, 2020 allowance for loan losses calculation for the economic uncertainties caused by the COVID-19 pandemic, which was the primary cause for the increase to the provision for loan losses during the year ended December 31, 2020 compared to the same period 2019. Additional reserves were also allocated to the non-owner occupied commercial real estate pools due to economic impacts in the retail and hospitality sectors. Other changes to the allowance of loan losses were a result of new internal procedures for impairment analysis which appropriately reflect loss potential within the individually tested loans. This change resulted in an increase of $503,000 in required reserves.

Management believes the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio as of December 31, 2020. The continuing impact of the COVID-19 pandemic during 2020 leading to significant market changes, high levels of unemployment and increasing degrees of uncertainty in the U.S. economy, the impact on collectability is not currently known, and it is possible that additional provisions for credit losses could be needed in future periods.

Investment Portfolio

The following table presents carrying values of investment securities held by the Company as of December 31, 2020, 2019 and 2018.

(dollars in thousands)	2020	2019	2018
U.S. treasury securities	$245	$—	$—
U.S agency	1,004	—	—
State, county and municipal securities	62,388	5,115	3,989
Corporate debt securities	4,250	2,806	2,872
Mortgage-backed securities	312,927	339,411	346,205
Total debt securities	$380,814	$347,332	$353,066

The following table represents expected maturities and weighted-average yields of investment securities held by the Company as of December 31, 2020 (mortgage-backed securities are based on the average life at the projected speed, while State and Political Subdivisions reflect anticipated calls being exercised).

			After 1 Year But		After 5 Years But
	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U. S. Treasury securities	$245	1.70%	$—	—%	$—	—%	$—	—%
U.S. Agency	—	—	—	—	1,004	0.75	—	—
State, county and municipal securities	141	2.11	1,968	1.58	15,246	1.49	45,033	1.88
Corporate debt securities	—	—	2,001	4.04	2,249	5.56	—	—
Mortgage-backed securities	—	—	7,555	3.08	92,368	2.05	213,004	1.59
Total debt securities	$386	1.85%	$11,524	2.99%	$110,867	2.03%	$258,037	1.64%

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

At December 31, 2020, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of the Company’s stockholders’ equity.

The average yield of the securities portfolio was 2.04% in 2020 and 2.43% in 2019. The decrease in the average yield from 2020 to 2019 was primarily attributed to the purchase of new securities which have a lower yield.

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the years 2020, 2019, and 2018.

	2020		2019		2018
(dollars in thousands)	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
Noninterest-bearing demand deposits	$294,008	—	$208,320	—	$173,442	—
Interest-bearing demand and savings deposits	787,030	0.24%	640,180	0.67%	534,887	0.52%
Time deposits	305,374	1.22%	361,319	1.60%	326,243	1.01%
Total deposits	$1,386,412	0.40%	$1,209,819	0.83%	$1,034,572	0.59%

The following table presents the maturities of the Company’s time deposits as of December 31, 2020.

(dollars in thousands)	Time Deposits $250,000 or Greater	Time Deposits Less than $250,000	Total
Months to Maturity
3 or less	$4,886	$43,677	$48,563
Over 3 through 6	11,069	40,642	51,711
Over 6 through 12	8,731	72,603	81,334
Over 12 Months	10,219	69,787	80,006
	$34,905	$226,709	$261,614

Average deposits increased $176.6 million in 2020 compared to 2019. The increase in 2020 included $146.9 million or 22.9% in interest-bearing demand and savings deposits while, at the same time noninterest bearing deposits increased $85.7 million, or 41.1% and time deposits decreased $55.9 million, or 15.5%. The growth in our deposits is due primarily to the combination of government stimulus programs, the deferral of the tax payment deadline, PPP loan proceeds retained on deposits by corporate borrowers, and customer expense and savings habits in response to the COVID-19 pandemic.

The Company supplements deposit sources with brokered deposits. As of December 31, 2020, the Company had $1.1 million, or 0.1% of total deposits, in brokered certificates of deposit attracted by external third parties. Additional information is provided in the Notes to Consolidated Financial Statements for Deposits.

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

The following table summarizes commitments and contractual obligations outstanding at December 31, 2020.

(dollars in thousands)	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Contractual Obligations:
Borrowings	$167,081	$5,313	$109,789	$12,750	$39,229
Operating lease liabilities	$517	143	202	90	82
Time Deposits	$261,614	181,609	70,793	8,650	562
	429,212	187,065	180,784	21,490	39,873

Other Commitments:
Loan commitments	198,029	148,957	21,512	2,415	25,145
Standby letters of credit	3,634	3,351	283	—	—
	201,663	152,308	21,795	2,415	25,145
Total Contractual Obligations and Other Commitments	$630,875	$339,373	$202,579	$23,905	$65,018

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

Loan Commitments. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses. Loan commitments outstanding at December 31, 2020 are included in the preceding table.

Standby Letters of Credit. Letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. The Company’s policies generally require that standby letters of credit arrangements contain security and debt covenants similar to those contained in loan agreements. Standby letters of credit outstanding at December 31, 2020 are included in the preceding table.

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

At December 31, 2020, shareholders’ equity totaled $144.5 million compared to $130.5 million at December 31, 2019. In addition to net income of $11.8 million, other significant changes in shareholders’ equity during 2020 included $3.8 million of dividends declared on common stock. The accumulated other comprehensive loss component of stockholders’ equity totaled $6.8 million at December 31, 2020 compared to $362,000 at December 31, 2019. This fluctuation was mostly related to the after-tax effect of changes in the fair value of securities available for sale. Under regulatory requirements, the unrealized gain or loss on securities available for sale does not increase or reduce regulatory capital and is not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier 1 and total capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items.

Tier 1 capital consists of common stock and qualifying preferred stockholders’ equity less goodwill and disallowed deferred tax assets. Tier 2 capital consists of certain convertible, subordinated and other qualifying debt and the allowance for loan losses up to 1.25% of risk-weighted assets. The Company has no Tier 2 capital other than the allowance for loan losses.

Using the capital requirements presently in effect, the Tier 1 ratio as of December 31, 2020 was 12.71% and total Tier 1 and 2 risk-based capital was 13.78%. Both of these measures compare favorably with the regulatory minimum of 6% for Tier 1 and 8% for total risk-based capital. The Company’s common equity Tier 1 ratio as of December 31, 2020 was 10.62%, which exceeds the regulatory minimum of 4.50%. The Company’s Tier 1 leverage ratio as of December 31, 2020 was 8.49%, which exceeds the required ratio standard of 4%.

In addition, the Bank is participating in the PPP and the PPPLF to fund PPP Loans. In accordance with regulatory guidance, PPP loans pledged as collateral for PPPLF, and PPPLF advances, are excluded from leverage capital ratios. PPP loans will also carry a 0% risk-weight for risk-based capital rules.

For the year ended December 31, 2020, average capital was $138.0 million representing 8.2% of average assets for the year. This compares to average capital of $117.1 million, representing 8.3% of average assets for 2019.

For the years ended December 31, 2020 and 2019, the Company did not have any material commitments for capital expenditures.

On August 23, 2018, the Company granted 5,650 restricted shares of common stock to T. Heath Fountain, President and Chief Executive Officer, as part of his employment agreement. The restricted shares will vest over a three year period.

A cash dividend of $3.8 million and $2.7 million was paid for the year ended December 31, 2020 and 2019, respectively.

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

Cash and cash equivalents at December 31, 2020 and 2019 were $183.5 million and $104.1 million, respectively. The increase in cash and cash equivalents since year-end 2019 was largely attributable to the significant increase in deposits, influenced by government stimulus payments and pandemic stay-at-home orders, which reduced spending and increased liquidity of consumers and businesses in these uncertain times, and PPP loan proceeds retained on deposit by corporate borrowers, as well as our own liquidity actions in 2020. Management believes the various funding sources discussed above are adequate to meet the Company’s liquidity needs in these unsettled times without any material adverse impact on our operating results.

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

The investment portfolio provides a ready means to raise cash if liquidity needs arise. As of December 31, 2020, the available for sale bond portfolio totaled $380.8 million. At December 31, 2019, the available for sale bond portfolio totaled $347.3 million. Only marketable investment grade bonds are purchased. Although approximately half of the Bank’s bond portfolio is encumbered as pledges to secure various public funds deposits, repurchase agreements, and for other purposes, management can restructure and free up investment securities for sale if required to meet liquidity needs.

Management continually monitors the relationship of loans to deposits as it primarily determines the Company’s liquidity posture. Colony had ratios of loans to deposits of 73.3% as of December 31, 2020 and 74.9% as of December 31, 2019. Management employs alternative funding sources when deposit balances will not meet loan demands. The ratios of loans to all funding sources (excluding Subordinated Debentures) at December 31, 2020 and December 31, 2019 were 66.7% and 71.5%, respectively. Management continues to emphasize programs to generate local core deposits as our Company’s primary funding sources. The stability of the Banks’ core deposit base is an important factor in Colony’s liquidity position. A heavy percentage of the deposit base is comprised of accounts of individuals and small businesses with comprehensive banking relationships and limited volatility. At December 31, 2020 and December 31, 2019, the Bank had $34.9 million and $55.7 million, respectively, in certificates of deposit of $250,000 or more. These larger deposits represented 2.4% and 4.3% of total deposits as of December 31, 2020 and 2019, respectively. Management seeks to monitor and control the use of these larger certificates, which tend to be more volatile in nature, to ensure an adequate supply of funds as needed. Relative interest costs to attract local core relationships are compared to market rates of interest on various external deposit sources to help minimize the Company’s overall cost of funds.

The Company supplemented deposit sources with brokered deposits. As of December 31, 2020, the Company had $1.1 million or 0.1% of total deposits in CDARS. Additional information is provided in the Notes to the Consolidated Financial Statements

regarding these brokered deposits. Additionally, the Company uses external deposit listing services to obtain out-of-market certificates of deposit at competitive interest rates when funding is needed. The deposits obtained from listing services are often referred to as wholesale or internet CDs. As of December 31, 2020, the Company had $100,000 in internet certificates of deposit obtained through deposit listing services.

To plan for contingent sources of funding not satisfied by both local and out-of-market deposit balances, Colony and its subsidiary have established multiple borrowing sources to augment their funds management. The Company has borrowing capacity through membership of the Federal Home Loan Bank program. The Bank has also established overnight borrowing for Federal Funds Purchased through various correspondent banks. Management believes the various funding sources discussed above are adequate to meet the Company’s liquidity needs in the future without any material adverse impact on operating results. At December 31, 2020 and 2019, we had $22.5 million and $47.0 million, respectively, of outstanding advances from the FHLB. Based on the values of loans pledged as collateral, we had $416.1 million and $321.4 million of additional borrowing availability with the FHLB at December 31, 2020 and 2019, respectively.

In addition, on April 20, 2020, the Company completed a Paycheck Protection Program Liquidity Facility credit arrangement with The Federal Reserve Bank. This line of credit is secured by PPP loans and bears a fixed interest rate of 0.35% with a maturity date equal to the maturity date of the related PPP loans, with the PPP loans maturing either two or five years from the origination date of the PPP loans. An advance of $140.7 million obtained through the PPPLF arrangement was used for funding PPP loans during the second quarter of 2020, subsequently, during the same month during the second quarter 2020, a repayment of $6.2 million was made upon the determination of a final number of PPP loans to be funded. As of December 31, 2020, the outstanding balance totaled $106.8 million, and the Company’s PPP loans and related PPPLF funding had a weighted average life of approximately 1.35 years.

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

Colony has modeled its baseline net interest income forecast assuming a flat interest rate environment with the federal funds rate at the Federal Reserve's targeted range of 0.25% and the prime rate of 3.25% at December 31, 2020. Colony has modeled the impact of a gradual increase in short-term rates of 100 and 200 basis points and a decline of 100 basis points to determine the sensitivity of net interest income for the next twelve months. As illustrated in the table below, the net interest income sensitivity model indicates that, compared with a net interest income forecast assuming stable rates, net interest income is projected to increase by 6.71% and 12.55% if interest rates increased by 100 and 200 basis points, respectively. Net interest income is projected to decline by 2.91% if interest rates decreased by 100 basis points. These changes were within Colony’s policy limit of a maximum 15% negative change.

Twelve Month Net Interest Income Sensitivity
	Estimated Change in Net Interest Income as of December 31,
Change in Short-term Interest Rates (in basis points)	2020	2019
+200	12.55%	3.87%
+100	6.71%	2.54%
Flat	—%	—%
-100	-2.91%	-4.12%

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

Item 8

Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Colony Bankcorp, Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Colony Bankcorp, Inc. and its subsidiaries (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses

As described in Notes 1 and 5 to the Company’s consolidated financial statements, the Company has a gross loan balance of $1.06 billion and related allowance for loan losses balance of $12.1 million as of December 31, 2020. As described by the Company in Note 1, the evaluation of the allowance for loan losses is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses is evaluated on a regular basis and is based upon the Company’s review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.

We identified the Company’s estimate of the allowance for loan losses as a critical audit matter. The principal considerations for our determination of the allowance for loan losses as a critical audit matter related to the high degree of subjectivity in the Company’s judgments in determining the qualitative factors. Auditing these complex judgments and assumptions by the Company involves especially challenging auditor judgement due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included the following:
• We evaluated the relevance and the reasonableness of assumptions related to evaluation of the loan portfolio, current economic conditions, and other risk factors used in development of the qualitative factors for collectively evaluated loans.
• We evaluated the reasonableness of assumptions and data used by the Company in developing the qualitative factors by comparing these data points to internally developed and third-party sources, and other audit evidence gathered.

McNAIR, McLEMORE, MIDDLEBROOKS & CO., LLC

We have served as the Company’s auditor since 1995.

Macon, Georgia
March 23, 2021

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31
(DOLLARS IN THOUSANDS)

	2020	2019

Assets
Cash and due from banks	$17,218	$15,570
Fed Funds sold and interest-bearing deposits in banks	166,288	88,522
Cash and cash equivalents	183,506	104,092

Investment securities available for sale, at fair value	380,814	347,332
Other investments, at cost	3,296	4,288
Loans held for sale	52,386	10,076

Loans	1,059,503	968,814
Allowance for loan losses	(12,127)	(6,863)
Net loans	1,047,376	961,951

Premises and equipment	32,057	32,482

Other real estate owned	1,006	1,320
Goodwill	15,992	16,477
Other intangible assets	2,271	3,056
Bank-owned life insurance	31,547	21,629
Deferred income taxes, net	134	1,505
Other assets	13,589	11,105
Total assets	$1,763,974	$1,515,313

Liabilities and stockholders’ equity
Deposits
Noninterest-bearing	$326,999	$232,635
Interest-bearing	1,118,028	1,061,107
Total deposits	1,445,027	1,293,742

Federal Home Loan Bank advances	22,500	47,000
Paycheck Protection Program Liquidity Facility	106,789	—
Other borrowed money	37,792	38,792
Other liabilities	7,378	5,273
Total liabilities	1,619,486	1,384,807

Commitments and Contingencies (Note 15)

Stockholders’ equity
Preferred stock, stated value $1,000; 10,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2020 and 2019	—	—
Common stock, par value $1; 20,000,000 shares authorized, 9,498,783 shares issued and outstanding as of December 31, 2020 and 2019	9,499	9,499
Paid-in capital	43,215	43,667
Retained earnings	84,993	76,978
Accumulated other comprehensive income, net of tax	6,781	362
Total stockholders’ equity	144,488	130,506
Total liabilities and stockholders’ equity	$1,763,974	$1,515,313
See accompanying notes which are an integral part of these financial statements.

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	2020	2019
Interest income
Loans, including fees	$55,550	$50,278
Deposits with other banks and short term investments	438	1,288
Investment securities	7,137	8,917
Total interest income	63,125	60,483

Interest expense
Deposits	5,599	10,050
Federal Home Loan Bank advances	743	1,046
Paycheck Protection Program Liquidity Facility	205	—
Other borrowings	1,333	1,541
Total interest expense	7,880	12,637

Net interest income	55,245	47,845
Provision for loan losses	6,558	1,104
Net interest income after provision for loan losses	48,687	46,741

Noninterest income
Service charges on deposits	5,293	5,593
Mortgage fee income	9,149	3,199
Gain on sale of SBA loans	1,600	—
Gain on sale of securities	926	97
Gain on sale of assets	1,082	—
Interchange fees	4,988	3,768
BOLI income	743	536
Other	463	811
Total noninterest income	24,244	14,004

Noninterest expenses
Salaries and employee benefits	34,141	26,218
Occupancy and equipment	5,311	4,850
Acquisition related expenses	862	2,733
Information technology expense	5,746	4,353
Professional fees	2,250	2,191
Advertising and public relations	2,111	1,991
Communications	835	1,083
Writedown of building	582	—
FHLB prepayment penalty	925	—
Other	5,538	4,717
Total noninterest expense	58,301	48,136

Income before income taxes	14,630	12,609
Income taxes	2,815	2,398
Net income	11,815	10,211

Net income per share of common stock
Basic	$1.24	$1.12
Diluted	$1.24	$1.12
Cash dividends declared per share of common stock	$0.40	$0.30
Weighted average shares outstanding, basic	9,498,783	9,129,705
Weighted average shares outstanding, diluted	9,498,783	9,129,705
See accompanying notes which are an integral part of these financial statements.

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31
(DOLLARS IN THOUSANDS)

	2020	2019

Net income	$11,815	$10,211

Other comprehensive income:
Net unrealized gains on investment securities arising during the period	9,052	10,922
Tax effect	(1,901)	(2,293)
Reclassification adjustment for gain on sale of securities available for sale included in net income	(926)	(97)
Tax effect	194	20
Change in unrealized gains on securities available for sale, net of reclassification adjustment and tax effects	6,419	8,552
Comprehensive income	$18,234	$18,763
See accompanying notes which are an integral part of these financial statements.

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019
(DOLLARS IN THOUSANDS)

	Preferred Stock		Common Stock		Paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)
	Shares	Amount	Shares	Amount				Total
Balance, December 31, 2018	—	$—	8,444,908	$8,445	$25,978	$69,459	$(8,190)	$95,692
Other comprehensive income	—	—	—	—	—	—	8,552	8,552
Dividends on common shares	—	—	—	—	—	(2,692)	—	(2,692)
Issuance of restricted stock	—	—	1,053,875	1,054	17,655	—	—	18,709
Stock-based compensation expense	—	—	—	—	34	—	—	34
Net income	—	—	—	—	—	10,211	—	10,211
Balance, December 31, 2019	—	$—	9,498,783	$9,499	$43,667	$76,978	$362	$130,506
Other comprehensive income	—	—	—	—	—	—	6,419	6,419
Dividends on common shares	—	—	—	—	—	(3,800)	—	(3,800)
Goodwill adjustment	—	—	—	—	(485)	—	—	(485)
Stock-based compensation expense	—	—	—	—	33	—	—	33
Net income	—	—	—	—	—	11,815	—	11,815
Balance, December 31, 2020	—	$—	9,498,783	$9,499	$43,215	$84,993	$6,781	$144,488

See accompanying notes which are an integral part of these financial statements.

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31
(DOLLARS IN THOUSANDS)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,815	$10,211
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,558	1,104
Depreciation, amortization and accretion	5,859	2,895
Stock-based compensation expense	33	34
Gains on securities available for sale	(926)	(97)
Net increase in servicing asset	(295)	—
(Gain) loss on sale of other real estate and repossessions and write-downs	8	(780)
(Gain) loss on sale of premises & equipment	(56)	168
Gain on sale of Thomaston branch	(1,028)	—
Writedown on building	582	—
Increase in bank owned life insurance	(743)	(535)
Gain on sale of loans held for sale	—	(1,823)
Gain on sale of SBA loans	(1,600)	—
Origination of loans held for sale	(315,929)	(69,576)
Proceeds from sale of loans held for sale	275,219	61,323
Change in other assets	(696)	574
Change in other liabilities	2,105	379
Net cash (used in) provided by operating activities	(19,094)	3,877

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale	(181,685)	(72,482)
Proceeds from maturities, calls, and paydowns of investment securities available for sale	96,999	73,313
Proceeds from sale of investment securities available for sale	58,069	65,513
Net change in loans	(94,623)	(58,484)
Purchase of premises and equipment	(4,241)	(3,485)
Proceeds from sale of other real estate and repossessions	2,363	2,553
Purchase of bank-owned life insurance	(10,000)	—
Proceeds from bank owned life insurance	825	482
Redemption (purchase of) Federal Home Loan Bank stock	992	(831)
Proceeds from sale of premises and equipment	1,035	690
Net cash and cash equivalents paid in acquisition	—	(467)
Net cash (used in) provided by investing activities	(130,266)	6,802

CASH FLOWS FROM FINANCING ACTIVITIES
Change in noninterest-bearing customer deposits	94,364	8,753
Change in interest-bearing customer deposits	56,921	10,633
Dividends paid for common stock	(3,800)	(2,692)
Issuance of Paycheck Protection Program Liquidity Fund	134,500	—
Payment of Paycheck Protection Program Liquidity Fund	(27,711)	—
Proceeds from Federal Home Loan Bank advances	14,000	10,000
Payments of Federal Home Loan Bank advances	(38,500)	(8,000)
Proceeds from Other borrowings	—	14,563
Payments of Other borrowings	(1,000)	—
Net cash (used in) provided by financing activities	228,774	33,257

Net increase in cash and cash equivalents	79,414	43,936
Cash and cash equivalents at beginning of period	104,092	60,156
Cash and cash equivalents at end of period	$183,506	$104,092

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$7,821	$12,245
Cash paid during the period for income taxes	2,450	2,000

NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of real estate through foreclosure	2,057	1,009
Change in goodwill	485	16,275
See accompanying notes which are an integral part of these financial statements.

COLONY BANKCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Colony Bankcorp, Inc. and subsidiaries (the “Company”) is a financial holding company headquartered in Fitzgerald, Georgia, whose primary business is presently conducted by Colony Bank, its wholly owned banking subsidiary (the “Bank”). Through the Bank, the Company offers a broad range of retail and commercial banking services to its customers concentrated in central, south and coastal Georgia. The Bank also engages in mortgage banking and SBA lending, and, as such originates, acquires, sells and services one-to-four family residential mortgage loans and SBA loans in the Southeast. The Company is subject to the regulations of certain state and federal agencies and are periodically examined by those regulatory agencies.

Basis of Presentation and Accounting Estimates

The consolidated financial statements include the accounts of the Colony Bankcorp, Inc. and its wholly owned subsidiaries, Colony Bank and Colony Risk Management. All significant intercompany transactions and balances have been eliminated in consolidation.

In preparing the consolidated financial statements in conformity with generally accepted accounting principles in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Acquisition Accounting

Acquisitions are accounted for under the acquisition method of accounting. Purchased assets and assumed liabilities are recorded at their estimated fair values as of the purchase date. Any identifiable intangible assets are also recorded at fair value. When the consideration given is less than the fair value of the net assets received, the acquisition results in a “bargain purchase gain”. If the consideration given exceeds the fair value of the net assets received, goodwill is recognized. Fair values are subject to refinement for up to one year after the closing date of an acquisition as additional information regarding the closing date fair values becomes available.

All identifiable intangible assets that are acquired in a business combination are recognized at fair value on the acquisition date. Identifiable intangible assets are recognized separately if they arise from contractual or other legal rights or if they are separable (i.e., capable of being sold, transferred, licensed, rented, or exchanged separately from the entity).

Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date and carryover of the seller's related allowance for loan losses is prohibited. When the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments, the difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. The Company must estimate expected cash flows at each reporting date. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in expected cash flows result in a reversal of the provision for loan losses to the extent of prior provisions and adjust accretable discount if no prior provisions have been made or have been fully reversed. This increase in accretable discount will have a positive impact on future interest income.

Transfer of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished.  Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Cash and Cash Equivalents

For purposes of reporting cash flow, cash and cash equivalents include cash on hand, cash items in process of collection, amounts due from banks, interest-bearing deposits in banks and federal funds sold.

The bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank. The daily average cash reserve requirement was temporarily suspended for the year ended December 31, 2020 due to COVID-19 crisis response and was approximately $2.7 million, at December 31, 2019, and was met by cash on hand which is reported on the Company’s consolidated balance sheets in cash and due from banks.

Investment Securities

The Company classifies its investment securities in one of three categories: (i) trading, (ii) held to maturity or (iii) available for sale. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities for which the Company has the ability and intent to hold until maturity. All other investment securities are classified as available for sale. At December 31, 2020 and 2019, all securities were classified as available for sale.

Trading securities are carried at fair value. Unrealized gains and losses on trading securities are recorded in earnings as a component of other noninterest income. Held to maturity securities are recorded initially at cost and subsequently adjusted for paydowns and amortization of purchase premium or accretion of purchase discount. Available for sale securities are carried at fair value. Unrealized holding gains and losses, net of the related deferred tax effect, on available for sale securities are excluded from earnings and are reported in other comprehensive income as a separate component of shareholders’ equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized holding gains or losses associated with transfers of securities from held to maturity to available for sale are recorded as a separate component of shareholders’ equity. These unrealized holding gains or losses are amortized into income over the remaining life of the security as an adjustment to the yield in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.

The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the expected life of the securities. Realized gains and losses, determined on the basis of the cost of specific securities sold, are included in earnings on the trade date. A decline in the market value of any available for sale or held to maturity investment below cost that is deemed other than temporary establishes a new cost basis for the security. Other than temporary impairment deemed to be credit related is charged to earnings. Other than temporary impairment attributed to non-credit related factors is recognized in other comprehensive income.

In determining whether other-than-temporary impairment losses exist, management considers (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer or underlying collateral of the security and (iii) the Company’s intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Other Investments

Other investments include Federal Home Loan Bank (“FHLB”) and First National Bankers Bank ("FNBB") stock. These investments do not have a readily determinable market value due to restrictions placed on transferability and therefore are carried at cost. These investments are periodically evaluated for impairment based on ultimate recovery of par value or cost basis. Both cash and stock dividends are reported as income.

Loans Held for Sale

Mortgage and SBA loans held for sale are carried at the lower of aggregate cost or estimated fair value, as determined by outstanding commitments from third party investors in the secondary market. Adjustments to reflect unrealized gains and losses resulting from changes in fair value of mortgage loans held for sale and realized gains and losses upon ultimate sale of the mortgage loans held for sale are classified as mortgage fee income in the consolidated statements of income. Adjustments to reflect unrealized gains and losses resulting from changes in fair value of SBA loans held for sale and realized gains and losses upon ultimate sale of the SBA loans held for sale are classified as gain on sale of SBA loans in the consolidated statements of income.

Loans

Loans are reported at their outstanding principal balances less unearned income, net of deferred fees and origination costs. Interest income is accrued on the outstanding principal balance. For all classes of loans, the accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to make payments as they become due, unless the loan is well secured and in the process of collection. Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. All interest accrued, but not collected for loans that are placed on nonaccrual or charged off, is reversed against interest income.  Interest income on nonaccrual loans is applied against principal until the loans are returned to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the loan balance to be uncollectable. Subsequent recoveries, if any, are credited to the allowance.

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

A significant portion of the Company’s impaired loans are deemed to be collateral dependent. Management therefore measures impairment on these loans based on the fair value of the collateral. Collateral values are determined based on appraisals performed by qualified licensed appraisers hired by the Company. The decision whether to obtain an external third-party appraisal usually depends on the type of property being evaluated. External appraisals are usually obtained on more complex, income producing properties such as hotels, shopping centers and businesses. Less complex properties such as residential lots, farm land and single family houses may be evaluated internally by senior credit administration staff. When the Company does obtain appraisals from external third-parties, the values utilized in the impairment calculation are “as is” or current market values. The appraisals, whether prepared internally or externally, may utilize a single valuation approach or a combination of approaches including the comparable sales, income and cost approach. Appraised amounts used in the impairment calculation are typically discounted 10 percent to account for selling and marketing costs, if the repayment of the loan is to come from the sale of the collateral. Although appraisals may not be obtained each year on all impaired loans, the collateral values used in the impairment calculations are evaluated quarterly by management. Based on management’s knowledge of the collateral and the current real estate market conditions, appraised values may be further discounted to reflect facts and circumstances known to management since the initial appraisal was performed.

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

The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted a concession. Concessions may include interest rate reductions to below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. The Company’s policy requires a restructure request to be supported by a current, well-documented credit evaluation of the borrower’s financial condition and a collateral evaluation that is no older than six months from the date of the restructure. The Company’s policy states in the event a loan has been identified as a troubled debt restructuring, it should be assigned a grade of substandard and placed on nonaccrual status until such time that the borrower has demonstrated the ability to service the loan payments based on the restructured terms – generally defined as six months of satisfactory payment history. The Company’s loan policy states that a nonaccrual loan may be returned to accrual status when (i) none of its principal and interest is due and unpaid, and the Company expects repayment of the remaining contractual principal and interest, or (ii) it otherwise becomes well secured and in the process of collection. Restoration to accrual status on any given loan must be supported by a well-documented credit evaluation of the borrower’s financial condition and the prospects for full repayment, approved by the Company’s Chief Credit Officer. In the normal course of business, the Company renews loans with a modification of the interest rate or terms that are not deemed as troubled debt restructurings because the borrower is not experiencing financial difficulty. Once a loan is modified in a troubled debt restructuring, it is accounted for as an impaired loan, regardless of its accrual status, until the loan is paid in full, sold or charged off.

Commitments and Financial Instruments

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Premises and Equipment

Land is carried at cost. Other premises and equipment are carried at cost, less accumulated depreciation computed on the straight-line method over the estimated useful lives of the assets. In general, estimated lives for buildings are up to 40 years, furniture and equipment useful lives range from five to 10 years and the lives of software and computer related equipment range from three to five years. Leasehold improvements are amortized over the life of the related lease, or the related assets, whichever is shorter. Expenditures for major improvements of the Company’s premises and equipment are capitalized and depreciated over their estimated useful lives. Minor repairs, maintenance and improvements are charged to operations as incurred. When assets are sold or disposed of, their cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in earnings.

Goodwill and Intangible Assets

Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired. Goodwill is assigned to reporting units and tested for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value.

Intangible assets consist of core deposit intangibles acquired in connection with a business combination. The core deposit intangible is initially recognized based on an independent valuation performed as of the acquisition date. The core deposit intangible is amortized by the straight-line method over the average remaining life of the acquired customer deposits.

Cash Value of Bank Owned Life Insurance

The Company has purchased life insurance policies on certain officers. The life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

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

Deferred tax assets and liabilities are recognized based on future tax consequences attributable to differences arising from the financial statement carrying values of assets and liabilities and their tax basis. The differences relate primarily to depreciable assets (use of different depreciation methods for financial statement and income tax purposes) and allowance for loan losses (use of the allowance method for financial statement purposes and the direct write-off method for tax purposes). In the event of changes in the tax laws, deferred tax assets and liabilities are adjusted in the period of the enactment of those changes, with effects included in the income tax provision. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company and its subsidiary file a consolidated federal income tax return. The subsidiary pays its proportional share of federal income taxes to the Company based on its taxable income.

The Company’s federal and state income tax returns for tax years 2020, 2019, 2018 and 2017 are subject to examination by the Internal Revenue Service (IRS) and the Georgia Department of Revenue, generally for three years after filing.

The Company believes that its income tax filing positions taken or expected to be taken on its tax returns will more likely than not be sustained upon audit by the taxing authorities and does not anticipate any adjustments that will result in a material adverse impact on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded.

Earnings per Share

Basic earnings per share are computed by dividing net income allocated to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share are computed by dividing net income allocated to common shareholders by the sum of the weighted-average number of shares of common stock outstanding and the effect of the issuance of potential common shares that are dilutive. Potential common shares consist of restricted shares for the years ended December 31, 2020 and 2019, and are determined using the treasury stock method. The Company has determined that its outstanding non-vested stock awards are participating securities, and all dividends on these awards are paid similar to other dividends.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale, represent equity changes from economic events of the period other than transactions with owners. Such items are considered components of other comprehensive income (loss). Accounting standards codification requires the presentation in the consolidated financial statements of net income and all items of other comprehensive income (loss) as total comprehensive income (loss).

Fair Value Measures

Fair values of assets and liabilities are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

Operating Segments

The Company has three reportable segments, the Banking Division, the Retail Mortgage Division and the Small Business Specialty Lending Division. The Banking Division derives its revenues from the delivery of full service financial services to include commercial loans, consumer loans and deposit accounts. The Retail Mortgage Division derives its revenues from the origination, sales and servicing of one-to-four family residential mortgage loans. The Small Business Specialty Lending Division derives its revenues from origination, sales and servicing of SBA and USDA government guaranteed loans.

The Banking, Retail Mortgage and Small Business Specialty Lending Divisions are managed as separate business units because of the different products and services they provide. The Company evaluates performance and allocates resources based on profit or loss from operations. There are no material intersegment sales or transfers.

Reclassifications

Certain amounts, previously reported, have been reclassified to state all periods on a comparable basis and had no effect on stockholders’ equity or net income.

Operating, Accounting and Reporting Considerations Related to COVID-19

The COVID-19 pandemic has negatively impacted the global economy, including the Company’s market areas. In response to this crisis, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed by Congress and signed into law on March 27, 2020. The CARES Act provided an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the economy by supporting individuals and businesses through loans, grants, tax changes, and other types of relief. Some of the provisions applicable to the Company include, but are not limited to:

a.Accounting for Loan Modifications - The CARES Act provides that financial institutions may elect to suspend (1) the requirements under GAAP for certain loan modifications that would otherwise by categorized as a troubled debt restructure (“TDR”) and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes.

b.Paycheck Protection Program - The CARES Act established the Paycheck Protection Program (“PPP”), an expansion of the Small Business Administration’s 7(a) loan program and the Economic Injury Disaster Loan Program (“EIDL”), administered directly by the SBA.

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

a.Accounting for Loan Modifications - Loan modifications that do not meet the conditions of the CARES Act may still qualify as a modification that does not need to be accounted for as a TDR. The agencies confirmed with the Financial Accounting Standards Board (“FASB”) staff that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. This includes short-term (e.g., three months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or insignificant delays in payment, as long as such modifications are (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due at the time of modification; and (3) executed between March 1, 2020 and the earlier of (a) 60 days after the date of termination of the national emergency declaration or (b) December 31, 2020.

b.Past Due Reporting - With regard to loans not otherwise reportable as past due, financial institutions are not expected to designate loans with deferrals granted due to COVID-19 as past due because of the deferral. A loan’s payment date is governed by the due date stipulated in the legal agreement. If a financial institution agrees to a payment deferral, these loans would not be considered past due reporting during the period of the deferral.

c.Nonaccrual Status - During short-term COVID-19 modifications, these loans generally should not be reported as nonaccrual or as classified.

Beginning in late March 2020, the Company provided relief programs consisting primarily of 90 to 180 day payment deferral relief of principal and interest to borrowers negatively impacted by COVID-19 and has accounted for these loan modifications in accordance with ASC 310-40.

Accounting Standards Updates Pending Adoption

In March 2020, the FASB issued updated guidance codified within ASU-2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting," which provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. In response to the risk of cessation of the London Interbank Offered Rate ("LIBOR"), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable, or transaction based and less susceptible to manipulation. As of December 31, 2020, the Company had $24.2 million of subordinated debentures with rates tied to LIBOR and is currently evaluating the impact of the amended guidance and has not yet determined the effect of the standard on its ongoing financial reporting.

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

ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). This ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supported forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. The Company is currently assessing the impact of the adoption of this ASU on its consolidated financial statements. In November 2019, the ASU 2019-10 was issued which delayed the effective date of CECL for smaller reporting companies. The new effective date is for fiscal years beginning after December 15, 2022.

NOTE 2. BUSINESS COMBINATIONS

Acquisition of LBC Bancshares, Inc.

On May 1, 2019, the Company completed its acquisition of LBC Bancshares, Inc. (“LBC”), a bank holding company headquartered in LaGrange, Georgia. Upon consummation of the acquisition, LBC was merged with and into the Company, with Colony as the surviving entity in the merger. At that time, LBC’s wholly owned bank subsidiary, Calumet Bank, was also merged with and into the Bank. The acquisition expanded the Company’s market presence, as Calumet Bank had two full-service banking locations, one each in LaGrange, Georgia and Columbus, Georgia, as well as a loan production office in Atlanta, Georgia. Under the terms of the Agreement and Plan of Merger, each LBC shareholder had the option to receive either $23.50 in cash or 1.3239 shares of the Company’s common stock in exchange for each share of LBC common stock, such that 55 percent of LBC shares of common stock received the stock consideration and 45 percent received the cash consideration, with at least 50 percent of the merger consideration paid in the Company's common stock. As a result, the Company issued 1,053,875 common shares at a fair value of $18.7 million and paid $15.3 million in cash to the former shareholders of LBC as merger consideration.

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

(dollars in thousands, except market price)	Initial Fair Value Adjustments	Subsequent Adjustments (1)	Final Balance
Purchase Price Consideration:
Shares of CBAN Common Stock Issued to LBC Shareholders as of May 1, 2019	1,053,875	1,053,875	1,053,875
Market Price of CBAN Common Stock on May 1, 2019	$17.75	$(0.46)	$17.29
Estimated Fair Value of CBAN Common Stock Issued	18,706	(485)	18,221
Cash Consideration Paid	15,315	—	15,315
Total Consideration	$34,021	$(485)	$33,536

Assets acquired at fair value:
Cash and Cash Equivalents	$15,678	$—	$15,678
Investments Securities Available for Sale	49,172	—	49,172
Investments Securities Held to Maturity	1,766	—	1,766
Restricted Investments	479	—	479
Loans	130,568	—	130,568
Premises and Equipment	3,009	—	3,009
Core Deposit Intangible	3,100	—	3,100
Other Real Owned	243	—	243
Prepaid and Other Assets	6,143	—	6,143
Total Fair Value of Assets Acquired	$210,158	$—	$210,158

Liabilities Assumed at Fair Value:
Deposits	$(189,896)	$—	$(189,896)
FHLB Advances	(1,000)	—	(1,000)
Payables and Other Liabilities	(975)	—	(975)
Total Fair Value of Liabilities Assumed	$(191,871)	$—	$(191,871)

Net Assets Acquired at Fair Value:	$18,287	$—	$18,287

Amount of Goodwill Resulting from Acquisition	$15,734	$(485)	$15,249
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

(dollars in thousands)
Contractually Required Principal and Interest	$695
Non-accretable Difference	(519)
Cash Flows Expected to be Collected	176
Accretable Yield	—
Total Purchased Credit-Impaired Loans Acquired	$176

The following table presents the acquired loan data for the LBC acquisition.

	Fair value of acquired loans at acquisition date	Contractually required principal and interest payments	Nonaccretable difference
(dollars in thousands)
Acquired receivables subject to ASC 310-30	$176	$695	$(519)
Acquired receivables not subject to ASC 310-30	130,392	132,381	—

Acquisition of PFB Mortgage from Planters First Bank

On May 1, 2019, the Bank completed its asset acquisition of PFB Mortgage, the secondary market mortgage business of Planters First Bank for a total cash consideration of $833,000. The assets acquired included premises and equipment as well as all pipeline loans. The assets acquired were recorded at their respective estimated fair values as of the effective date of the transaction. The excess of the purchase price over fair value of net assets acquired was allocated to goodwill.

The following table presents the assets acquired as of May 1, 2019, and their fair value estimates. The fair value estimates were subject to refinement for up to one year after the closing date of the acquisition for new information obtained about facts and circumstances that existed at the acquisition date.

(dollars in thousands)
Purchase Price Consideration:
Cash Consideration Paid	$833
Total Consideration	$833

Assets acquired at fair value:
Premises and Equipment	$78
Premium on Loan Commitments	209
Other Assets	5
Total Fair Value of Assets Acquired	$292

Liabilities Assumed at Fair Value:
Total Fair Value of Liabilities Assumed	$—

Net Assets Acquired at Fair Value:	$292

Amount of Goodwill Resulting from Acquisition	$541

NOTE 3. INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available for sale along with gross unrealized gains and losses are summarized as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
U.S. treasury securities	$245	$—	$—	$245
U.S. agency	1,000	4	—	1,004
State, county and municipal securities	61,298	1,155	(65)	62,388
Corporate debt securities	4,250	1	(1)	4,250
Mortgage-backed securities	305,438	7,837	(348)	312,927
Total debt securities	$372,231	$8,997	$(414)	$380,814

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
State, county and municipal securities	$5,133	$36	$(54)	$5,115
Corporate debt securities	2,811	11	(16)	2,806
Mortgage-backed securities	338,930	2,669	(2,188)	339,411
Total debt securities	$346,874	$2,716	$(2,258)	$347,332

The gross unrealized losses and estimated fair value of securities aggregated by category and length of time that securities have been in a continuous unrealized loss position are summarized as follows:

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2020
State, county and municipal securities	$8,282	$(65)	$—	$—	$8,282	$(65)
Corporate debt securities	999	(1)	—	—	999	(1)
Mortgage-backed securities	28,835	(77)	3,949	(271)	32,784	(348)
Total debt securities	$38,116	$(143)	$3,949	$(271)	$42,065	$(414)

December 31, 2019
State, county and municipal securities	$3,257	$(54)	$—	$—	$3,257	$(54)
Corporate debt securities	—	—	784	(16)	784	(16)
Mortgage-backed securities	60,860	(277)	119,110	(1,911)	179,970	(2,188)
Total debt securities	$64,117	$(331)	$119,894	$(1,927)	$184,011	$(2,258)

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

At December 31, 2020, twenty securities have unrealized losses from the Company’s amortized cost basis. These securities are guaranteed by either the U.S. Government, other governments or U.S. corporations. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary.

The amortized cost and fair value of investment securities as of December 31, 2020, by contractual maturity, are shown hereafter. Expected maturities may differ from contractual maturities for certain investments because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This is often the case with mortgage-backed securities, which are disclosed separately in the table below.

	Securities Available for Sale
(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$385	$386
Due after one year through five years	3,925	3,969
Due after five years through ten years	18,246	18,499
Due after ten years	44,237	45,033
	$66,793	$67,887
Mortgage-backed securities	305,438	312,927
	$372,231	$380,814

Proceeds from sales of investments available for sale were $58.1 million in 2020 and $65.5 million in 2019. Gross realized gains totaled $1,228,000 in 2020 and $418,000 in 2019. Gross realized losses totaled $302,000 in 2020 and $321,000 in 2019.

Investment securities having a carrying value totaling $126.5 million and $122.3 million as of December 31, 2020 and 2019, respectively, were pledged to secure public deposits and for other purposes.

 NOTE 4. LOANS

The following table presents the composition of loans segregated by legacy and purchased loans and by class of loans, as of December 31, 2020 and 2019. Purchased loans are defined as loans that were acquired in bank acquisitions.

	December 31, 2020
(dollars in thousands)	Legacy Loans	Purchased Loans	Total
Construction, land & land development	$109,577	$11,516	$121,093
Other commercial real estate	477,445	42,946	520,391
Total commercial real estate	587,022	54,462	641,484
Residential real estate	167,714	15,307	183,021
Commercial, financial, & agricultural(*)	200,800	12,580	213,380
Consumer & other	19,037	2,581	21,618
Total loans	$974,573	$84,930	$1,059,503

	December 31, 2019
(dollars in thousands)	Legacy Loans	Purchased Loans	Total
Construction, land & land development	$83,036	$13,061	$96,097
Other commercial real estate	481,943	58,296	540,239
Total commercial real estate	564,979	71,357	636,336
Residential real estate	171,341	23,455	194,796
Commercial, financial, & agricultural	91,535	22,825	114,360
Consumer & other	19,245	4,077	23,322
Total loans	$847,100	$121,714	$968,814
(*) Includes $101.1 million in PPP loans as of December 31, 2020.

Commercial and agricultural loans are extended to a diverse group of businesses within the Company’s market area. These loans are often underwritten based on the borrower’s ability to service the debt from income from the business. Real estate construction loans often require loan funds to be advanced prior to completion of the project. Due to uncertainties inherent in estimating construction costs, changes in interest rates and other economic conditions, these loans often pose a higher risk than other types of loans. Consumer loans are originated at the bank level. These loans are generally smaller loan amounts spread across many individual borrowers to help minimize risk.

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

The Company uses a risk grading matrix to assign a risk grade to each of its loans. Loans are graded on a scale of 1 to 8. A description of the general characteristics of the grades is as follows:

•Grades 1 and 2 - Borrowers with these assigned grades range in risk from virtual absence of risk to minimal risk. Such loans may be secured by Company-issued and controlled certificates of deposit or properly margined equity securities or bonds. Other loans comprising these grades are made to companies that have been in existence for a long period of time with many years of consecutive profits and strong equity, good liquidity, excellent debt service ability and unblemished past performance, or to exceptionally strong individuals with collateral of unquestioned value that fully secures the loans. Loans in this category fall into the “pass” classification.

•Grades 3 and 4 - Loans assigned these “pass” risk grades are made to borrowers with acceptable credit quality and risk. The risk ranges from loans with no significant weaknesses in repayment capacity and collateral protection to acceptable loans with one or more risk factors considered to be more than average.

•Grade 5 - This grade includes “special mention” loans on management’s watch list and is intended to be used on a temporary basis for pass grade loans where risk-modifying action is intended in the short-term.

•Grade 6 - This grade includes “substandard” loans in accordance with regulatory guidelines. This category includes borrowers with well-defined weaknesses that jeopardize the payment of the debt in accordance with the agreed terms. Loans considered to be impaired are assigned this grade, and these loans often have assigned loss allocations as part of the allowance for loan and lease losses. Generally, loans on which interest accrual has been stopped would be included in this grade.

•Grades 7 and 8 - These grades correspond to regulatory classification definitions of “doubtful” and “loss,” respectively. In practice, any loan with these grades would be for a very short period of time, and generally the Company has no loans with these assigned grades. Management manages the Company’s problem loans in such a way that uncollectible loans or uncollectible portions of loans are charged off immediately with any residual, collectible amounts assigned a risk grade of 6.

The following tables present the loan portfolio, excluding purchased loans, by credit quality indicator (risk grade) as of December 31, 2020. Those loans with a risk grade of 1, 2, 3 or 4 have been combined in the pass column for presentation purposes. For the periods ending December 31, 2020, the Company did not have any loans classified as “doubtful” or a “loss”.

(dollars in thousands)	Pass	Special Mention	Substandard	Total Loans
Construction, land & land development	$99,430	$2,940	$7,207	$109,577
Other commercial real estate	430,515	33,579	13,351	477,445
Total commercial real estate	529,945	36,519	20,558	587,022
Residential real estate	157,927	3,855	5,932	167,714
Commercial, financial, & agricultural	196,749	2,870	1,181	200,800
Consumer & other	18,734	124	179	19,037
Total loans	$903,355	$43,368	$27,850	$974,573

The following table presents the purchased loan portfolio by credit quality indicator (risk grade) as of December 31, 2020.

(dollars in thousands)	Pass	Special Mention	Substandard	Total Loans
Construction, land & land development	$11,275	$241	$—	$11,516
Other commercial real estate	40,825	53	2,068	42,946
Total commercial real estate	52,100	294	2,068	54,462
Residential real estate	14,909	312	86	15,307
Commercial, financial, & agricultural	10,198	1,803	579	12,580
Consumer & other	2,364	25	192	2,581
Total loans	$79,571	$2,434	$2,925	$84,930

The following tables present the loan portfolio, excluding purchased loans, by credit quality indicator (risk grade) as of December 31, 2019. Those loans with a risk grade of 1, 2, 3 or 4 have been combined in the pass column for presentation purposes. For the periods ending December 31, 2019, the Company did not have any loans classified as “doubtful” or a “loss”.

(dollars in thousands)	Pass	Special Mention	Substandard	Total Loans
Construction, land & land development	$82,322	$445	$269	$83,036
Other commercial real estate	459,064	13,438	9,441	481,943
Total commercial real estate	541,386	13,883	9,710	564,979
Residential real estate	159,194	4,632	7,515	171,341
Commercial, financial, & agricultural	86,558	1,973	3,004	91,535
Consumer & other	18,883	148	214	19,245
Total loans	$806,021	$20,636	$20,443	$847,100

The following table presents the purchased loan portfolio by credit quality indicator (risk grade) as of December 31, 2019.

(dollars in thousands)	Pass	Special	Substandard	Total Loans
Construction, land & land development	$12,996	$—	$65	$13,061
Other commercial real estate	57,881	381	34	58,296
Total commercial real estate	70,877	381	99	71,357
Residential real estate	23,097	249	109	23,455
Commercial, financial, & agricultural	19,443	2,949	433	22,825
Consumer & other	4,077	—	—	4,077
Total loans	$117,494	$3,579	$641	$121,714

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

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Generally, loans are placed on nonaccrual status if principal or interest payments become 90 days past due or when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provision. Loans may be placed on nonaccrual status regardless of whether such loans are considered past due.

The following table represents an age analysis of past due loans and nonaccrual loans, segregated by class of loans, excluding purchased loans, as of December 31, 2020:

	Accruing Loans
(dollars in thousands)	30-89 Days Past Due	90 Days or More Past Due	Total Accruing Loans Past Due	Nonaccrual Loans	Current Loans	Total Loans
Construction, land & land development	$1,314	$—	$1,314	$80	$108,183	$109,577
Other commercial real estate	229	—	229	2,545	474,671	477,445
Total commercial real estate	1,543	—	1,543	2,625	582,854	587,022
Residential real estate	667	—	667	2,873	164,174	167,714
Commercial, financial, & agricultural	150	—	150	1,010	199,640	200,800
Consumer & other	48	—	48	102	18,887	19,037
Total loans	$2,408	$—	$2,408	$6,610	$965,555	$974,573

The following table represents an age analysis of past due loans and nonaccrual loans, segregated by class of loans, for purchased loans, as of December 31, 2020:

	Accruing Loans
(dollars in thousands)	30-89 Days Past Due	90 Days or More Past Due	Total Accruing Loans Past Due	Nonaccrual Loans	Current Loans	Total Loans
Construction, land & land development	$—	$—	$—	$117	$11,399	$11,516
Other commercial real estate	544	—	544	2,068	40,334	42,946
Total commercial real estate	544	—	544	2,185	51,733	54,462
Residential real estate	15	—	15	85	15,207	15,307
Commercial, financial, & agricultural	125	—	125	55	12,400	12,580
Consumer & other	—	—	—	193	2,388	2,581
Total loans	$684	$—	$684	$2,518	$81,728	$84,930

The following table represents an age analysis of past due loans and nonaccrual loans, segregated by class of loans, excluding purchased loans, as of December 31, 2019:

	Accruing Loans
(dollars in thousands)	30-89 Days Past Due	90 Days or More Past Due	Total Accruing Loans Past Due	Nonaccrual Loans	Current Loans	Total Loans
Construction, land & land development	$50	$—	$50	$32	$82,954	$83,036
Other commercial real estate	335	—	335	3,738	477,870	481,943
Total commercial real estate	385	—	385	3,770	560,824	564,979
Residential real estate	1,296	—	1,296	3,643	166,402	171,341
Commercial, financial, & agricultural	212	—	212	1,628	89,695	91,535
Consumer & other	21	—	21	138	19,086	19,245
Total loans	$1,914	$—	$1,914	$9,179	$836,007	$847,100

The following table represents an age analysis of past due loans and nonaccrual loans, segregated by class of loans, for purchased loans, as of December 31, 2019:

	Accruing Loans
(dollars in thousands)	30-89 Days Past Due	90 Days or More Past Due	Total Accruing Loans Past Due	Nonaccrual Loans	Current Loans	Total Loans
Construction, land & land development	$—	$—	$—	$96	$12,965	$13,061
Other commercial real estate	83	—	83	34	58,179	58,296
Total commercial real estate	83	—	83	130	71,144	71,357
Residential real estate	57	—	57	85	23,313	23,455
Commercial, financial, & agricultural	553	—	553	433	21,839	22,825
Consumer & other	8	—	8	—	4,069	4,077
Total loans	$701	$—	$701	$648	$120,365	$121,714

The following table details impaired loan data, including purchased credit impaired loans, as of December 31, 2020:

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded investment	Related allowance	Average Recorded Investment
With No Related Allowance Recorded
Construction, land & land development	$6,969	$6,982	$—	$2,841
Other commercial real estate	11,978	11,105	—	12,190
Residential real estate	1,140	1,122	—	2,142
Commercial, financial & agricultural	42	40	—	203
Consumer & other	—	—	—	—
Total Impaired Loans with no Allowance	20,129	19,249	—	17,376

With An Allowance Recorded
Construction, land & land development	—	—	—	—
Other commercial real estate	6,292	6,325	1,436	5,945
Residential real estate	1,274	1,230	226	703
Commercial, financial & agricultural	310	310	263	1,118
Consumer & other	—	—	—	—
Total Impaired Loans with Allowance	7,876	7,865	1,925	7,766

Purchased Credit Impaired Loans
Construction, land & land development	118	94	—	96
Other commercial real estate	—	—	—	63
Residential real estate	14	11	4	13
Commercial, financial & agricultural	55	46	—	49
Consumer & other	192	96	81	113
Total Purchased Credit Impaired Loans	379	247	85	334

Total
Construction, land & land development	7,087	7,076	—	2,937
Other commercial real estate	18,270	17,430	1,436	18,198
Residential real estate	2,428	2,363	230	2,858
Commercial, financial & agricultural	407	396	263	1,370
Consumer & other	192	96	81	113
	$28,384	$27,361	$2,010	$25,476
Interest income recorded on impaired loans during the year ended December 31, 2020 was $761,000, and reflects interest income recorded on nonaccrual loans prior to them being placed on nonaccrual status and interest income recorded on TDRs. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $518,000 for the year ended December 31, 2020.

The following table details impaired loan data as of December 31, 2019, including purchased credit impaired loans.

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment
With No Related
Allowance Recorded
Construction, land & land development	$67	$67	$—	$168
Other commercial real estate	12,455	11,639	—	13,924
Residential real estate	2,706	2,711	—	3,693
Commercial, financial & agricultural	257	257	—	910
Consumer & other	—	—	—	123
	15,485	14,674	—	18,818
With An Allowance Recorded
Construction, land & land development	—	—	—	80
Other commercial real estate	6,379	6,385	1,939	3,898
Residential real estate	757	760	137	367
Commercial, financial & agricultural	2,189	1,989	1,073	722
Consumer & other	—	—	—	—
	9,325	9,134	3,149	5,067
Purchase credit impaired
Construction, land & land development	65	65	—	80
Other commercial real estate	34	34	—	35
Residential real estate	11	11	6	24
Commercial, financial & agricultural	37	37	—	47
Consumer & other	—	—	—	—
	147	147	6	186
Total
Construction, land & land development	132	132	—	328
Other commercial real estate	18,868	18,058	1,939	17,857
Residential real estate	3,474	3,482	143	4,084
Commercial, financial & agricultural	2,483	2,283	1,073	1,679
Consumer & other	—	—	—	123
	$24,957	$23,955	$3,155	$24,071
Interest income recorded on impaired loans during the year ended December 31, 2019 was $175,000, and reflects interest income recorded on nonaccrual loans prior to them being placed on nonaccrual status and interest income recorded on TDRs. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $221,000 for the year ended December 31, 2019.

Troubled Debt Restructurings (TDRs) are troubled loans on which the original terms of the loan have been modified in favor of the borrower due to deterioration in the borrower’s financial condition. Each potential loan modification is reviewed individually and the terms of the loan are modified to meet the borrower’s specific circumstances at a point in time. Not all loan modifications are TDRs. Loan modifications are reviewed and approved by the Company’s senior lending staff, who then determine whether the loan meets the criteria for a TDR. Generally, the types of concessions granted to borrowers that are evaluated in determining whether a loan is classified as a TDR include:

•Interest rate reductions - Occur when the stated interest rate is reduced to a nonmarket rate or a rate the borrower would not be able to obtain elsewhere under similar circumstances.

•Amortization or maturity date changes - Result when the amortization period of the loan is extended beyond what is considered a normal amortization period for loans of similar type with similar collateral.

•Principal reductions - These are often the result of commercial real estate loan workouts where two new notes are created. The primary note is underwritten based upon the Company’s normal underwriting standards and is structured so that the projected cash flows are sufficient to repay the contractual principal and interest of the newly restructured note. The terms of the secondary note vary by situation and often involve that note being charged off, or the principal and interest payments being deferred until after the primary note has been repaid. In situations where a portion of the note is charged off during modification, there is often no specific reserve allocated to those loans. This is due to the fact that the amount of the charge-off usually represents the excess of the original loan balance over the collateral value and the Company has determined there is no additional exposure on those loans.

As discussed in Note 1, Summary of Significant Accounting Policies, once a loan is identified as a TDR, it is accounted for as an impaired loan. The Company had no unfunded commitments to lend to a customer that has a troubled debt restructured loan as of December 31, 2020. The Company had four loan contracts totaling $494,000 restructured during 2020.

Loans modified in a troubled debt restructuring are considered to be in default once the loan becomes 90 days past due. A TDR may cease being classified as impaired if the loan is subsequently modified at market terms and, has performed according to the modified terms for at least six months, and there has not been any prior principal forgiveness on a cumulative basis.

The Company had four loan contracts restructured during the year ended December 31, 2020, all four modifications were payment deferral modifications. The loans consisted of two commercial real estate loans totaling $132,000, one commercial loan totaling $89,000 and one residential real estate loan totaling $273,000. Loans modified in a troubled debt restructuring are considered to be in default once the loan becomes 90 days past due. A TDR may cease being classified as impaired if the loan is subsequently modified at market terms and, has performed according to the modified terms for at least six months, and there has not been any prior principal forgiveness on a cumulative basis. The Company had no loan contracts restructured during 2019. During 2019, the Company had one loan totaling $859,000 that subsequently defaulted. This loan failed to continue to perform as agreed and was moved to non-accrual status.

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

As of December 31, 2020, the Company had approximately $1.9 million in loans still under their modified terms. The Company’s modification program included payment deferrals, interest only, and other forms of modifications. See Note 1 - Summary of Significant Accounting Policies for more information.

NOTE 5. ALLOWANCE FOR LOAN LOSSES

The following tables detail activity in the allowance for loan losses, segregated by class of loan, for the year ended December 31, 2020. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other loan categories and periodically may result in reallocation within the provision categories.

(dollars in thousands)	Construction, land and land development	Other commercial real estate	Residential real estate	Commercial, financial, & agricultural	Consumer and other	Total
Year ended December 31, 2020
Beginning balance	$215	$3,908	$980	$1,657	$103	$6,863
Charge-offs	(4)	(226)	(206)	(242)	(1,103)	(1,781)
Recoveries	45	153	142	43	104	487
Provision	757	3,045	1,362	255	1,139	6,558
Ending balance	$1,013	$6,880	$2,278	$1,713	$243	$12,127

Period-end amount allocated to:
Individually evaluated for impairment	$—	$1,436	$226	$263	$—	$1,925
Collectively evaluated for impairment	1,013	5,444	2,048	1,450	162	10,117
Purchase credit impaired	—	—	4	—	81	85
Ending balance	$1,013	$6,880	$2,278	$1,713	$243	$12,127

Loans:
Loans individually evaluated for impairment	$6,982	$17,430	$2,352	$350	$—	$27,114
Loans collectively evaluated for impairment	114,017	502,961	180,658	212,984	21,522	1,032,142
Purchased credit impaired	94	—	11	46	96	247
Ending balance	$121,093	$520,391	$183,021	$213,380	$21,618	$1,059,503

The following tables detail activity in the allowance for loan losses, segregated by class of loan, for the year ended December 31, 2019. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other loan categories and periodically may result in reallocation within the provision categories.

(dollars in thousands)	Construction, land and land development	Other commercial real estate	Residential real estate	Commercial, financial, & agricultural	Consumer and other	Total
Year ended December 31, 2019
Beginning balance	$131	$5,251	$1,181	$618	$96	$7,277
Charge-offs	(29)	(119)	(758)	(403)	(784)	(2,093)
Recoveries	82	218	174	36	65	575
Provision	31	(1,442)	383	1,406	726	1,104
Ending balance	$215	$3,908	$980	$1,657	$103	$6,863

Period-end amount allocated to:
Individually evaluated for impairment	$—	$1,939	$137	$1,073	$—	$3,149
Collectively evaluated for impairment	215	1,969	837	584	103	3,708
Purchase credit impaired	—	—	6	—	—	6
Ending balance	$215	$3,908	$980	$1,657	$103	$6,863

Loans:
Loans individually evaluated for impairment	$67	$18,024	$3,471	$2,246	$—	$23,808
Loans collectively evaluated for impairment	95,965	522,181	191,314	112,077	23,322	944,859
Purchase credit impaired	65	34	11	37	—	147
Ending balance	$96,097	$540,239	$194,796	$114,360	$23,322	$968,814

NOTE 6. PREMISES AND EQUIPMENT

Premises and equipment are comprised of the following as of December 31:

(dollars in thousands)	2020	2019
Land	$10,576	$10,914
Building	28,671	30,518
Furniture, fixtures and equipment	14,091	13,690
Leasehold improvements	797	809
Construction in progress	1,860	117
Total cost	55,995	56,048
Accumulated depreciation	(23,938)	(23,566)
Total premises and equipment	$32,057	$32,482

Depreciation charged to operations totaled $2.3 million in 2020 and $2.1 million in 2019.

 NOTE 7. OTHER REAL ESTATE OWNED

The following is a summary of the activity in other real estate owned during the years ended December 31, 2020 and 2019:

(dollars in thousands)	2020	2019
Balance, Beginning of year	$1,320	$1,841
Loans transferred to other real estate	2,057	1,009
Acquired in acquisitions	—	243
Sales proceeds	(2,363)	(2,553)
Net gain/(loss) on sale and writedowns	(8)	780
Ending balance	$1,006	$1,320

NOTE 8. GOODWILL AND INTANGIBLE ASSETS

The following is an analysis of the core deposit intangible activity for the years ended December 31:

	2020		2019
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Core deposit intangible	$4,716	$2,445	$4,716	$1,660
Total	4,716	2,445	4,716	1,660

Unamortizable intangible assets:
Goodwill	$15,992		$16,477

Activity related to transactions since January 1, 2019 includes the following:

(1)In connection with the LBC Bancshares, Inc. acquisition on May 1, 2019, the Company recorded $3.1 million in a core deposit intangible and $15.7 million in goodwill. The company recorded a subsequent adjustment within the one year period allowed after the acquisition of $485,000 in 2020.
(2)In connection with the May 1, 2019 acquisition of PFB Mortgage from Planters First Bank, the Company recorded $541,000 in goodwill.

Amortization expense related to the core deposit intangible was $785,000 and $600,000 at December 31, 2020 and 2019, respectively. The estimated future amortization expense for intangible assets remaining as of December 31, 2020 is as follows:

(dollars in thousands)	Amount
2021	$665
2022	554
2023	444
2024	333
2025	275
Total	$2,271

NOTE 9. INCOME TAXES

The income tax expense in the consolidated statements of income for the years ended December 31, 2020 and 2019 are as follows:

(dollars in thousands)	2020	2019
Current federal expense	$3,965	$1,881
Deferred federal expense	(1,150)	517
Federal income tax expense	2,815	2,398
Current state income tax expense	—	—
Provision for income taxes	$2,815	$2,398

The Company's income tax expense differs from amounts computed by applying the federal statutory rates to income before income taxes. A reconciliation of the differences for the years ended December 31, 2020 and 2019 is as follows:

(dollars in thousands)	2020	2019
Tax at federal income tax rate	$3,072	$2,648
Change resulting from:
Tax-exempt interest	(253)	(130)
Income in cash value of bank owned life insurance	(156)	(113)
Nondeductible merger expenses	—	39
Other	152	(46)
Provision for income taxes	$2,815	$2,398

The components of deferred income taxes for the years ended December 31, 2020 and 2019 are as follows:

(dollars in thousands)	2020	2019
Deferred Tax Assets
Allowance for loan losses	$1,958	$1,624
Lease liability	109	—
Net operating loss carryforwards	272	—
Other real estate	48	115
Deferred compensation	147	163
Goodwill	72	33
Restricted stock	10	9
Purchase accounting adjustments	202	633
Investment in partnerships	191	—
Other	13	401
Nonaccrual interest	2	2
Gross deferred tax assets	3,024	2,980

Deferred Tax Liabilities
Premises and equipment	604	839
Right of use lease asset	107	—
Unrealized gain on securities available for sale	1,803	96
Core deposit intangible	376	533
Other	—	7
Gross deferred tax liabilities	2,890	1,475

Net deferred tax assets	$134	$1,505

NOTE 10. DEPOSITS

The aggregate amount of overdrawn deposit accounts reclassified as loan balances totaled $406,000 and $718,000 as of December 31, 2020 and 2019, respectively.

Components of interest-bearing deposits as of December 31 are as follows:

(dollars in thousands)	2020	2019
Interest-bearing demand	$433,554	$355,628
Savings and money market deposits	422,860	358,000
Time, $250,000 and over	34,905	55,677
Other time	226,709	291,802
Total interest-bearing deposits	$1,118,028	$1,061,107

At December 31, 2020 and 2019, the Company had brokered deposits of $1.1 million and $2.0 million, respectively. All of these brokered deposits represent Certificate of Deposit Account Registry Service (CDARS) reciprocal deposits. The CDARS deposits are ones in which customers placed core deposits into the CDARS program for FDIC insurance coverage and the Company receives reciprocal brokered deposits in a like amount. The aggregate amount of jumbo certificates of deposit, each with a minimum denomination of $250,000 was $34.9 million and $55.7 million as of December 31, 2020 and 2019, respectively.

As of December 31, 2020, the scheduled maturities of certificates of deposit are as follows:

(dollars in thousands)
Year Ending December 31	Amount

2021	$181,711
2022	54,249
2023	16,454
2024	4,873
2025	3,765
Thereafter	562
Total time deposits	$261,614

NOTE 11. BORROWINGS

The following table presents information regarding the Company’s outstanding borrowings at December 31, 2020:

Description	Maturity Date	Amount	Interest Rate
(dollars in thousands)
FHLB Advances	March 23, 2023	$3,000	3.51%
FHLB Advances	March 21, 2028	5,000	2.67%
FHLB Advances	August 15, 2025	4,500	2.62%
FHLB Advances	July 30, 2029	10,000	1.01%
Paycheck Protection Program Liquidity Facility	(1)	106,789	0.35%
Term Note	May 24, 2025	8,250	4.70%
Revolving Credit	May 21, 2021	5,313	3.65%
Subordinated debentures	(2)	24,229	1.40%	-	2.68%
Total borrowings	$167,081

The following table presents information regarding the Company’s outstanding borrowings at December 31, 2019:

Description	Maturity Date	Amount	Interest Rate
(dollars in thousands)
FHLB Advances	March 23, 2020	$2,500	2.17%
FHLB Advances	June 1, 2020	1,000	1.65%
FHLB Advances	August 15, 2022	18,000	2.69%
FHLB Advances	Febraury 3, 2023	3,000	3.51%
FHLB Advances	August 15, 2025	4,500	2.62%
FHLB Advances	August 24, 2026	3,000	1.27%
FHLB Advances	March 21, 2028	5,000	2.67%
FHLB Advances	July 30, 2029	10,000	1.01%
Term Note	May 24, 2025	9,250	4.70%
Revolving Credit	May 21, 2021	5,313	5.15%
Subordinated debentures	(2)	24,229	3.34%	-	4.58%
Total borrowings	$85,792
(1)Maturity date is equal to the maturity date of the related PPP loans.
(2) See maturity dates in table below.

As collateral on the outstanding FHLB advances, the Company has provided a blanket lien on its portfolio of qualifying residential first mortgage loans and commercial loans. At December 31, 2020 and 2019, the lendable collateral value of those loans pledged was $88.2 million and $111.6 million, respectively. At December 31, 2020, the Company had remaining credit availability from the FHLB of $416.1 million. At December 31, 2019, the Company had remaining credit availability from the FHLB of $321.4 million. The Company may be required to pledge additional qualifying collateral in order to utilize the full amount of the remaining credit line.

At December 31, 2020 and 2019, the Company also has available federal funds lines of credit with various financial institutions totaling $41.5 million and $55.0 million, respectively, of which there were none outstanding at December 31, 2020 and 2019.

The Company has the ability to borrow funds from the Federal Reserve Bank (FRB) of Atlanta utilizing the discount window. The discount window is an instrument of monetary policy that allows eligible institutions to borrow money from the FRB on a short-term basis to meet temporary liquidity shortages caused by internal or external disruptions. At December 31, 2020, the Company had borrowing capacity available under this arrangement, with no outstanding balances. The Company would be required to pledge certain available-for-sale investment securities as collateral under this agreement.

On April 20, 2020, the Company completed a Paycheck Protection Program Liquidity Facility (PPPLF) credit arrangement with the Federal Reserve Bank. This line of credit is secured by PPP loans and bears a fixed interest rate of 0.35% with a maturity date equal to the maturity date of the related PPP loans, with the PPP loans maturing either two or five years from the origination date of the PPP loan. An advance of $140.7 million through the PPPLF was used for the funding of PPP loans. As of December 31, 2020, the outstanding balance totaled $106.8 million, and the Company's PPP loans and related PPPLF funding had a weighted average life of approximately 2 years.

On May 1, 2019, the Company completed a borrowing arrangement with a correspondent bank for $10.0 million. The term note is secured by the Bank’s stock, expires on May 1, 2024, and bears a fixed interest rate of 4.70%. The proceeds were used for the acquisition of LBC Bancshares, Inc. and its subsidiary, Calumet Bank. As of December 31, 2020 and 2019, the outstanding balance totaled $8.3 million and $9.3 million, respectively.

On May 1, 2019, the Company completed a revolving credit arrangement with a correspondent bank with a maximum line amount of $10.0 million. This line of credit is secured by the Bank’s stock, expires on May 1, 2021, and bears a variable interest rate of Wall Street Journal Prime plus 0.40%. The Company advanced $5.3 million that was used toward the acquisition of LBC Bancshares, Inc. and its subsidiary, Calumet Bank. As of December 31, 2020 and 2019, the outstanding balance totaled $5.3 million.

The following table presents the information regarding the Company's subordinated debentures at December 31, 2020 and 2019. All subordinated debentures are at three month LIBOR rate plus added points noted below at December 31, 2020 and 2019.

Description	Date	Amount	Added Points	Maturity	5-Year Call Option
(dollars in thousands)
Colony Bankcorp Statutory Trust III	June 16, 2004	$4,640	2.68%	June 14, 2034	June 17, 2009
Colony Bankcorp Capital Trust I	April 13, 2006	5,155	1.50%	April 13, 2036	April 13, 2011
Colony Bankcorp Capital Trust II	March 12, 2007	9,279	1.65%	March 12, 2037	March 12, 2012
Colony Bankcorp Capital Trust III	September 14, 2007	5,155	1.40%	September 14, 2037	September 14, 2012

The Trust Preferred Securities are recorded as subordinated debentures on the consolidated balance sheets, and subject to certain limitations, qualify as Tier 1 Capital for regulatory capital purposes. The proceeds from these offerings were used to fund certain acquisitions, pay off holding company debt and inject capital into the Bank subsidiary. The Trust Preferred Securities pay interest quarterly.

NOTE 13. LEASES

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. On January 1, 2019, the Company adopted ASU No. 2016-2 and all subsequent ASUs that modified this topic (collectively referred to as “Topic 842”). For the Company, Topic 842 primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee.

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

(dollars in thousands)	Classification	December 31, 2020	December 31, 2019
Assets
Operating lease right-of-use assets	Other assets	$511	$572

Liabilities
Operating lease liabilities	Other liabilities	$517	$547

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

For the year ended December 31, 2020 and 2019, operating lease cost was $243,000 and $152,000, respectively.

As of December 31, 2020, the weighted average remaining lease term was 4.55 years and the weighted average discount rate was 1.75%.

The following table represents the future maturities of the Company’s operating lease liabilities and other lease information.

(dollars in thousands)
Year	Lease Liability
2021	$173
2022	141
2023	61
2024	45
2025	45
Thereafter	82
Total Lease Payments	547
Less: Interest	(30)
Present Value of Lease Liabilities	$517

Supplemental Lease Information: (dollars in thousands)	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (cash payments)	$238	$151
Operating cash flows from operating leases (lease liability reduction)	226	138
Operating lease right-of-use assets obtained in exchange for leases entered into during the period	196	676

NOTE 14. COMPENSATION PLANS

The Company offers a defined contribution 401(k) Profit Sharing Plan (the Plan) which covers substantially all employees who meet certain age and service requirements. The Plan allows employees to make voluntary pre-tax salary deferrals to the Plan. The Company, at its discretion, may elect to make an annual contribution to the Plan equal to a percentage of each participating employee’s salary. Such discretionary contributions must be approved by the Company’s board of directors. Employees are fully vested in the Company contributions after six years of service. In 2020 and 2019, the Company made total contributions of $1.1 million and $674,000 to the Plan, respectively.

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

Liabilities accrued under the plans totaled $698,000 and $774,000 as of December 31, 2020 and 2019, respectively. Benefit payments under the contracts were $153,000 in 2020 and $82,000 in 2019. Provisions charged to operations totaled $75,000 in 2020 and $63,000 in 2019.

The Company has purchased life insurance policies on the plans’ participants and uses the cash flow from these policies to partially fund the plan. Fee income recognized with these plans totaled $212,000 in 2020 and $157,000 in 2019.

In August 2018, the Company granted an award of 5,650 restricted shares of the Company’s common stock to T. Heath Fountain, the Company’s Chief Executive Officer (“CEO”), with a market price of $17.73 per share. The restricted shares vest in equal installments on each of July 30, 2019, 2020 and 2021, subject to continued service by Mr. Fountain through each applicable vesting date, or earlier upon the occurrence of a change in control. With the restricted stock, there will be no cash consideration to the Company for the shares. The CEO will have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.

Compensation expense for restricted stock is based on the market price of the Company stock at the time of the grant and amortized on a straight-line basis over the vesting period. The balance of unearned compensation related to these restricted shares as of December 31, 2020 is $19,000 which is expected to be recognized over a weighted-average of 0.58 years. Total compensation expense recognized for the restricted shares granted for the year ended December 31, 2020 and 2019 was $33,000 and $34,000, respectively.

NOTE 15. COMMITMENTS AND CONTINGENCIES

Credit-Related Financial Instruments. The Company is a party to credit-related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

At December 31, 2020 and 2019, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	2020	2019
(dollars in thousands)
Commitments to extend credit	$198,029	$102,890
Standby letters of credit	3,634	1,576

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

NOTE 16. RELATED PARTY TRANSACTIONS

The following table reflects the activity and aggregate balance of direct and indirect loans to directors, executive officers or principal holders of equity securities of the Company. All such loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than a normal risk of collectability. A summary of activity of related party loans is shown below:

(dollars in thousands)	2020	2019
Balance, Beginning	$6,407	$692
New loans	4,462	4,777
Repayments	(5,826)	(3,855)
Transactions due to changes in directors	—	4,793
Balance, Ending	$5,043	$6,407

NOTE 17. FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Generally accepted accounting standards in the U.S. require disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of Colony Bancorp, Inc. and subsidiaries financial instruments are detailed hereafter. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.

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

Cash and short-term investments - For cash, due from banks, bank-owned deposits and federal funds sold, the carrying amount is a reasonable estimate of fair value and is classified Level 1.

Investment securities - Fair values for investment securities are based on quoted market prices where available and classified as Level 1. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments and classified as Level 2. If a comparable is not available, the investment securities are classified as Level 3.

Other investments at cost - The fair value of other bank stock approximates carrying value and is classified as Level 1.

Loans held for sale – The fair value of loans held for sale is determined on outstanding commitments from third party investors in the secondary markets and is classified within Level 2 of the valuation hierarchy.

Loans - The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For variable rate loans, the carrying amount is a reasonable estimate of fair value. Most loans are classified as Level 2, but impaired loans with a related allowance are classified as Level 3.

Deposit liabilities - The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date and is classified as Level 1. The fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities and is classified as Level 2.

Federal Home Loan Bank advances – The fair value of Federal Home Loan Bank advances is estimated by discounting the future cash flows using the current rates at which similar advances would be obtained. Federal Home Loan Bank advances are classified as Level 2.

Paycheck Protection Liquidity Facility – The fair value of Paycheck Protection Liquidity Facility is estimated by discounting the future cash flows using the current rates at which similar advances would be obtained. Paycheck Protection Liquidity Facility are classified as Level 2.

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

The carrying amount, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments are as follows:

	Carrying	Estimated	Level
(dollars in thousands)	Amount	Fair Value	1	2	3
December 31, 2020
Assets
Cash and short-term investments	$183,506	$183,506	$183,506	$—	$—
Investment securities available for sale	380,814	380,814	245	380,569	—
Other investments at cost	3,296	3,296	—	3,296	—
Loans held for sale	52,386	52,386	—	52,386	—
Loans, net	1,047,376	1,063,785	—	—	1,063,785

Liabilities
Deposits	1,445,027	1,445,984	—	1,445,984	—
Federal Home Loan Bank advances	22,500	20,817	—	20,817	—
PPPLF	106,789	106,789	—	106,789	—
Other borrowed money	37,792	37,792	—	37,792	—

December 31, 2019
Assets
Cash and short-term investments	$104,092	$104,092	$104,092	$—	$—
Investment securities available for sale	347,332	347,332	—	345,310	2,022
Other investments at cost	4,288	4,288	—	4,288	—
Loans held for sale	10,076	10,076	—	10,076	—
Loans, net	961,951	938,475	—	—	938,475

Liabilities
Deposits	1,293,742	1,294,506	—	1,294,506	—
Federal Home Loan Bank advances	47,000	46,022	—	46,022	—
Other borrowed money	38,792	38,792	—	38,792	—

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

Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include deferred income taxes and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring and nonrecurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Impaired Loans - Impaired loans are those loans which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

Other Real Estate - Other real estate owned assets are adjusted to fair value less estimated selling costs upon transfer of the loans to other real estate owned. Typically, an external, third-party appraisal is performed on the collateral upon transfer into the other real estate owned account to determine the asset’s fair value. Subsequent adjustments to the collateral’s value may be based upon either updated third-party appraisals or management’s knowledge of the collateral and the current real estate market conditions. Appraised amounts used in determining the asset’s fair value, whether internally or externally prepared, are discounted 10 percent to account for selling and marketing costs. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a level 3 classification of the inputs for determining fair value. Because of the high degree of judgment required in estimating the fair value of other real estate owned assets and because of the relationship between fair value and general economic conditions, we consider the fair value of other real estate owned assets to be highly sensitive to changes in market conditions.

Assets Measured at Fair Value on a Recurring and Nonrecurring Basis - The following table presents the recorded amount of the Company’s assets measured at fair value on a recurring and nonrecurring basis as of December 31, 2020 and 2019, aggregated by the level in the fair value hierarchy within which those measurements fall. The table below includes only impaired loans with a specific reserve and only other real estate properties with a valuation allowance at December 31, 2020 and 2019. Those impaired loans and other real estate properties are shown net of the related specific reserves and valuation allowances.

		Fair Value Measurements at Reporting Date Using
(dollars in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Nonrecurring
Impaired loans	$5,939	$—	$—	$5,939
Other real estate	$1,006	$—	$—	$1,006

December 31, 2019
Impaired loans	$5,985	$—	$—	$5,985
Other real estate	$1,320	$—	$—	$1,320

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

The following tables present quantitative information about the significant unobservable inputs used in the fair value measurements for assets in level 3 of the fair value hierarchy measured on a nonrecurring basis at December 31, 2020 and 2019. These tables are comprised primarily of collateral dependent impaired loans and other real estate owned:

(dollars in thousands)	December 31, 2020	Valuation Techniques	Unobservable Inputs	Range Weighted Avg

Impaired Loans	$5,939	Appraised Value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	25%	-	100%

Other Real Estate	$1,006	Appraised Value/ Comparable Sales	Discounts to reflect current market conditions and estimated costs to sell	0%	-	20%

	December 31, 2019	Valuation Techniques	Unobservable Inputs	Range Weighted Avg

Impaired Loans	$5,985	Appraised Value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	0%	-	20%

Other Real Estate	$1,320	Appraised Value/ Comparable Sales	Discounts to reflect current market conditions and estimated costs to sell	0%	-	20%

The following table presents a reconciliation and statement of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the years ended December 31, 2020 and 2019:

	Available for Sale Securities
(dollars in thousands)	2020	2019

Beginning balance	$2,022	$2,009
Accretion (amortization) of discounts and premiums	—	(18)
Unrealized gains (loss) included in other comprehensive income (loss)	(21)	31
Transfer to Level 2	(2,001)	—
Ending balance	$—	$2,022

The Company’s policy is to recognize transfers in and transfers out of levels 1, 2 and 3 as of the end of a reporting period. There was a transfer of one security from level 3 to level 2 for the year ended December 31, 2020. There were no transfers of securities between level 1 and level 2 or level 3 for the year ended December 31, 2019.

The following table presents quantitative information about recurring level 3 fair value measurements as of December 31, 2019

	December 31, 2019
		Valuation	Unobservable	Range
(dollars in thousands)	Fair Value	Techniques	Inputs	(Weighted Avg)

Corporate debt securities	$2,022	Discounted Cash Flow	Discount Rate or Yield	N/A*

* The Company relies on a third-party pricing service to value its securities. The details of the unobservable inputs and other adjustments used by the third-party pricing service were not readily available to the Company.

NOTE 18. REGULATORY CAPITAL MARKETS

The amount of dividends payable to the parent company from the subsidiary bank is limited by various banking regulatory agencies. Upon approval by regulatory authorities, the Bank may pay cash dividends to the parent company in excess of regulatory limitations.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and, possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. As of December 31, 2020, the interim final Basel III rules (Basel III) require the Company to also maintain minimum amounts and ratios of common equity Tier 1 capital to risk weighted assets. These amounts and ratios as defined in regulations are presented hereafter. Management believes, as of December 31, 2020, the Company meets all capital adequacy requirements to which it is subject under the regulatory framework for prompt corrective action. In the opinion of management, there are no conditions or events since prior notification of capital adequacy from the regulators that have changed the institution’s category.

The Basel III rules also require the implementation of a new capital conservation buffer comprised of common equity Tier 1 capital. The capital conservation buffer was phased in beginning January 1, 2016 at 0.625 percent of risk-weighted assets, with subsequent increases of 0.625 percent each year until reaching its final level of 2.5 percent on January 1, 2019.

The Bank is participating in the PPP and the PPPLF to fund PPP Loans. In accordance with regulatory guidance, PPP loans pledged as collateral for PPPLF, and PPPLF advances, are excluded from leverage capital ratios. PPP loans will also carry a 0% risk-weight for risk-based capital rules.

The following table summarizes regulatory capital information as of December 31, 2020 and December 31, 2019 on a consolidated basis and for the subsidiary, as defined. Regulatory capital ratios for December 31, 2020 and 2019 were calculated in accordance with the Basel III rules.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020

Total Capital to Risk-Weighted Assets
Consolidated	$155,447	13.78%	$90,245	8.00%	N/A	N/A
Colony Bank	164,050	14.55	90,199	8.00	112,749	10.00%

Tier I Capital to Risk-Weighted Assets
Consolidated	143,320	12.71	67,657	6.00	N/A	N/A
Colony Bank	151,923	13.48	67,622	6.00	90,162	8.00

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	119,820	10.62	50,771	4.50	N/A	N/A
Colony Bank	151,923	13.48	50,716	4.50	73,257	6.50

Tier I Capital to Average Assets
Consolidated	143,320	8.49	67,524	4.00	N/A	N/A
Colony Bank	151,923	9.12	66,633	4.00	83,291	5.00

As of December 31, 2019

Total Capital to Risk-Weighted Assets
Consolidated	$140,973	13.17%	$85,661	8.00%	N/A	N/A
Colony Bank	151,444	14.19	85,407	8.00	106,758	10.00%

Tier I Capital to Risk-Weighted Assets
Consolidated	134,110	12.52	64,246	6.00	N/A	N/A
Colony Bank	144,581	13.54	64,055	6.00	85,407	8.00

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	110,610	10.33	48,185	4.50	N/A	N/A
Colony Bank	144,581	13.54	48,041	4.50	69,393	6.50

Tier I Capital to Average Assets
Consolidated	134,110	8.92	60,141	4.00	N/A	N/A
Colony Bank	144,581	9.77	59,977	4.00	74,972	5.00

NOTE 19. FINANCIAL INFORMATION OF COLONY BANKCORP, INC. (PARENT ONLY)

The parent company’s balance sheets as of December 31, 2020 and 2019 and the related statements of operations and comprehensive income (loss) and cash flows for each of the years in the two-year period then ended are as follows:

COLONY BANKCORP, INC. (PARENT ONLY)
BALANCE SHEETS
DECEMBER 31
(DOLLARS IN THOUSANDS)

	2020	2019
ASSETS

Cash	$2,672	$2,049
Premises and equipment, net	—	1,171
Investment in subsidiaries	179,172	165,836
Other	570	483
Total Assets	$182,414	$169,539

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Other borrowed money	$13,563	$14,563
Other	134	241
Subordinated debt	24,229	24,229
Total Liabilities	37,926	39,033

Stockholders’ Equity
Common stock, par value $1.00; 20,000,000 shares authorized,9,498,783 shares issued and outstanding as of December 31, 2020 and 2019, respectively	9,499	9,499
Paid-in capital	43,215	43,667
Retained earnings	84,993	76,978
Accumulated other comprehensive income, net of tax	6,781	362
Total Stockholder’s Equity	144,488	130,506
Total Liabilities and Stockholders’ Equity	$182,414	$169,539

COLOY BANKCORP, INC. (PARENT ONLY)
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31
(DOLLARS IN THOUSANDS)

	2020	2019
Income
Dividends from subsidiaries	$6,100	$6,731
Management fees	—	750
Other	28	18
Total income	6,128	7,499

Expenses
Interest	1,223	1,541
Salaries and employee benefits	284	1,097
Other	428	1,261
Total expenses	1,935	3,899

Income before income taxes and equity in undistributed earnings of subsidiaries	4,193	3,600

Income tax benefit	(218)	(639)

Income before equity in undistributed earnings of subsidiaries	4,411	4,239

Equity in undistributed earnings of subsidiaries	7,404	5,972

Net income	$11,815	$10,211

COLONY BANKCORP, INC. (PARENT ONLY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31
(DOLLARS IN THOUSANDS)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,815	$10,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70	81
Share-based compensation expense	33	34
Equity in undistributed earnings of subsidiaries	(7,404)	(5,972)
Change in interest payable	(51)	21
Other	(354)	1,065
Net cash provided by operating activities	4,109	5,440

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of premises and equipment	—	(54)
Proceeds from sale of premises and equipment	1,314	—
Net cash and cash equivalents paid in acquisition	—	(16,145)
Net cash (used in) provided by investing activities	1,314	(16,199)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in other borrowed money	(1,000)	14,563
Dividends paid for common stock	(3,800)	(2,692)
Net cash (used in) provided by financing activities	(4,800)	11,871

Net increase in cash and cash equivalents	623	1,112
Cash and cash equivalents at beginning of period	2,049	937
Cash and cash equivalents at end of period	$2,672	$2,049

NOTE 20. EARNINGS PER SHARE

The following table presents earnings per share for the years ended December 31, 2020 and 2019:

	2020	2019
(dollars in thousands, except per share amounts)
Numerator
Net income available to common stockholders	$11,815	$10,211

Denominator
Weighted average number of common shares outstanding for basic earnings per common share	9,498,783	9,129,705
Dilutive effect of potential common stock
Restricted stock	—	—
Weighted average number of common shares outstanding for diluted earnings per common share	9,498,783	9,129,705

Earnings per share - basic	$1.24	$1.12
Earnings per share - diluted	$1.24	$1.12

NOTE 21. SEGMENT INFORMATION

The Company’s operating segments include banking, mortgage banking and small business specialty lending division. The reportable segments are determined by the products and services offered, and internal reporting. The Bank segment derives its revenues from the delivery of full-service financial services, including retail and commercial banking services and deposit accounts. The Mortgage Banking segment derives its revenues from the origination and sales of residential mortgage loans held for sale. The Small Business Specialty Lending Division segment derives its revenue from the origination, sales and servicing of Small Business Administration loans and other government guaranteed loans. Segment performance is evaluated using net interest income and noninterest income. Income taxes are allocated based on income before income taxes, and indirect expenses (includes management fees) are allocated based on various internal factors for each segment. Transactions among segments are made at fair value. The following tables present information reported internally for performance assessment as of December 31, 2020 and 2019:

	December 31, 2020
(dollars in thousands)	Bank	Mortgage	Small Business Specialty Lending Division	Totals

Net Interest Income	$54,089	$603	$553	$55,245
Provision for Loan Losses	6,558	—	—	6,558
Noninterest Income	13,288	9,106	1,850	24,244
Noninterest Expenses	46,990	8,137	3,174	58,301
Income Taxes	2,653	324	(162)	2,815
Net income/(loss)	$11,176	$1,248	$(609)	$11,815

Total assets	$1,709,696	$50,266	$4,012	$1,763,974

	December 31, 2019
(dollars in thousands)	Bank	Mortgage Banking	Small Business Specialty Lending Division	Totals

Net Interest Income	$47,681	$164	$—	$47,845
Provision for Loan Losses	1,104	—	—	1,104
Noninterest Income	10,865	3,139	—	14,004
Noninterest Expenses	43,666	3,257	1,213	48,136
Income Taxes	2,642	10	(254)	2,398
Net income/(loss)	$13,217	$36	$(959)	$10,211

Total assets	$1,503,284	$11,624	$405	$1,515,313

Item 9

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company did not change auditors in 2020. In addition, there was no accounting or disclosure disagreement or reportable event with the current auditors that would have required the filing of a report on Form 8-K.

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

During the year ended December 31, 2020, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Colony’s management assessed the effectiveness of Colony’s internal control over financial reporting as of December 31, 2020 based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that Colony maintained effective internal control over financial reporting as of December 31, 2020.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this annual report.

Colony Bankcorp, Inc.
March 23, 2021

Changes in Internal Controls

There were no changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect these controls. There has also been no significant impact to internal controls over financial reporting as a result of the COVID-19 pandemic. The Company is continually monitoring and assessing changes in processes and activities to determine any potential impact on the design and operating effectiveness of internal controls over financial reporting.

See the Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Limitations on the Effectiveness of Controls

The Company’s management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, errors and instances of fraud, if any, within the Company have been detected.

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

Item 12

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The information required by this item is incorporated by reference to Security Ownership of Certain Beneficial Owners section of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

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

Item 15

Exhibits, Financial Statement Schedules

(a)The following documents are filed as part of this report:

(1)	The consolidated financial statements of Colony Bankcorp, Inc. and subsidiaries are filed as part of this report.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets – December 31, 2020 and 2019
Consolidated Statements of Income – Years ended December 31, 2020 and 2019
Consolidated Statements of Comprehensive Income – Years ended December 31, 2020 and 2019
Consolidated Statements of Changes in |Stockholders’ Equity– Years ended December 31, 2020 and 2019
Consolidated Statements of Cash Flows –Years ended December 31, 2020 and 2019
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
-filedasExhibit99.1totheRegistrant's Quarterly Report on Form 10-Q (File No. 0-12436), filed with the Commission on August 4, 2014 and incorporated herein by reference.
3.2	Amended and Restated Bylaws
-filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 0-12436), filed with the Commission on September 18, 2020 and incorporated herein by reference.
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
-filed as Exhibit 10.C to the Registrant's Annual Report on Form 10-K405 (File 000-12436), filed with the Commission on March 30, 2001 and incorporated herein by reference.
10.4	2004 Restricted Stock Grant Plan and Restricted Stock Grant Agreement†
-filed as Exhibit C to the Registrant's Definitive Proxy Statement for Annual Meeting of Stockholders held on April 27, 2004, filed with the Commission on March 3, 2004 (File No. 000-12436) and incorporated herein by reference.
10.5	Restricted Stock Award Between T. Heath Fountain and Colony Bankcorp, Inc.†
-filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-226984), filed with the Commission on August 23, 2018 and incorporated herein by reference.
10.6	Employment Agreement, Dated July 27, 2018, Between T. Heath Fountain and Colony Bankcorp, Inc.†
-filed as Exhibit 99.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-12436), filed with the Commission on November 2, 2018 and incorporated herein by reference.
10.7	Retention Agreement, Dated January 15, 2019, Between Colony Bank and Kimberly C. Dockery†
-filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (File No. 000-12436), filed with the Commission on January 17, 2019 and incorporated herein by reference.
10.8	Employment Agreement, Dated June 24, 2019, Between Colony Bank and Tracie Youngblood†
-filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A (File No. 000-12436), filed with the Commission on June 24, 2019 and incorporated herein by reference.
10.9	Employment Agreement, dated as of January 19, 2021, between Colony Bankcorp, Inc. and Max Edward Hoyle
-filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A (File No. 000-12436), filed with the Commission on January 22,2021 and incorporated herein by reference.
21	Subsidiaries of the Company
23	Consent of McNair, McLemore, Middlebrooks & Co., LLC
31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certificate of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.PRE	XBRL Label Linkbase Document
101.LAB	XBRL Presentation Linkbase Document

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

March 23, 2021
Date

/s/ Tracie Youngblood
Tracie Youngblood Executive Vice-President/Chief Financial Officer (Principal Financial and Principal Accounting Officer)

March 23, 2021
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ T. Heath Fountain	March 23, 2021
T. Heath Fountain, President/Director/Chief Executive Officer	Date

/s/ Mark H. Massee	March 23, 2021
Mark H. Massee, Director	Date

/s/ Terry L. Hester	March 23, 2021
Terry L. Hester, Director	Date

/s/ Jonathan W. R. Ross	March 23, 2021
Jonathan W. R. Ross, Director	Date

/s/ M. Frederick Dwozan	March 23, 2021
M. Frederick Dwozan, Director	Date

/s/ Meagan M. Mowry	March 23, 2021
Meagan M. Mowry, Director	Date

/s/ Scott Lowell Downing	March 23, 2021
Scott Lowell Downing, Director	Date

/s/ Matthew D. Reed	March 23, 2021
Matthew D. Reed, Director	Date

/s/ Edward P. Loomis	March 23, 2021
Edward P. Loomis, Director	Date