Form 10-Q
period 2021-03-31
COLONY BANKCORP INC
filed 2021-05-17
CIK 711669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large Accelerate Filer ☐     Accelerated Filer  ☐      Non-accelerated Filer ☒
Smaller Reporting Company ☒     Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with the new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 14, 2021, the registrant had 9,498,783 shares of common stock, $1.00 par value per share, issued and outstanding.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
(in thousands, except per share data)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$16,150	$17,218
Federal funds sold	2,253	2,227
Interest-bearing deposits in banks	163,185	164,061
Cash and cash equivalents	181,588	183,506
Investment securities available for sale, at fair value	433,729	380,814
Other investments, at cost	2,703	3,296
Loans held for sale	28,429	52,386
Loans	1,062,775	1,059,503
Allowance for loan losses	(12,693)	(12,127)
Loans, net	1,050,082	1,047,376
Premises and equipment	32,790	32,057
Other real estate owned	518	1,006
Goodwill	15,992	15,992
Other intangible assets	2,096	2,271
Bank-owned life insurance	31,581	31,547
Other assets	19,538	13,723
Total assets	$1,799,046	$1,763,974

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits
Noninterest-bearing	$384,830	$326,999
Interest-bearing	1,141,054	1,118,028
Total deposits	1,525,884	1,445,027

Federal Home Loan Bank advances	22,500	22,500
Paycheck Protection Program Liquidity Facility	60,602	106,789
Other borrowings	37,542	37,792
Other liabilities	9,031	7,378
Total liabilities	1,655,559	1,619,486

Stockholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized, none issued or outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Common stock, par value $1.00 per share; 20,000,000 shares authorized, 9,498,783 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	9,499	9,499
Paid in capital	43,224	43,215
Retained earnings	88,939	84,993
Accumulated other comprehensive income, net of tax	1,825	6,781
Total stockholders' equity	143,487	144,488
Total liabilities and stockholders' equity	$1,799,046	$1,763,974
See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)

	Three Months Ended
(dollars in thousands, except per share data)	March 31, 2021	March 31, 2020
Interest income
Loans, including fees	$13,573	$13,290
Investment securities	1,750	1,994
Federal funds sold, deposits with other banks and short term investments	53	284
Total interest income	15,376	15,568

Interest expense
Deposits	654	2,218
Federal Home Loan Bank Advances	114	257
Paycheck Protection Program Liquidity Facility	68	—
Other borrowings	257	389
Total interest expense	1,093	2,864
Net interest income	14,283	12,704
Provision for loan losses	500	1,956
Net interest income after provision for loan losses	13,783	10,748

Noninterest income
Service charges on deposits	1,222	1,499
Mortgage fee income	3,995	1,262
Gain on sale of SBA loans	1,471	210
(Loss) gain on sale of securities	(4)	293
Interchange fees	1,530	1,033
BOLI Income	208	151
Other	154	78
Total noninterest income	8,576	4,526

Noninterest expense
Salaries and employee benefits	9,955	7,498
Occupancy and equipment	1,326	1,318
Acquisition related expenses	176	287
Information technology expenses	1,592	1,316
Professional fees	486	347
Advertising and public relations	580	634
Communications	218	191
FHLB prepayment penalty	—	276
Other	1,449	1,476
Total noninterest expense	15,782	13,343
Income before income taxes	6,577	1,931
Income taxes	1,658	328
Net income	$4,919	$1,603
Earnings per common share:
Basic	$0.52	$0.17
Diluted	0.52	0.17
Dividends declared per share	0.10	0.10
Weighted average common shares outstanding:
Basic	9,498,783	9,498,783
Diluted	9,498,783	9,498,783
 See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020
Net income	$4,919	$1,603
Other comprehensive income:
Unrealized (losses) gains on securities arising during the period	(6,701)	6,501
Tax effect	1,742	(1,365)
Realized losses (gains) on sale of available for sale securities	4	(293)
Tax effect	(1)	62
Change in unrealized (losses) gains on securities available for sale, net of reclassification adjustment and tax effects	(4,956)	4,905
Comprehensive (loss) income	$(37)	$6,508

 See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity (unaudited)

(in thousands, except per share data)	Common Stock
Three Months Ended	Shares	Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2020	9,499	$9,499	$43,215	$84,993	$6,781	$144,488
Change in net unrealized (losses) gains on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	(4,956)	(4,956)
Dividends on common shares ($0.1025 per share)	—	—	—	(973)	—	(973)
Stock-based compensation expense	—	—	9	—	—	9
Net income		—	—	4,919	—	4,919
Balance, March 31, 2021	9,499	$9,499	$43,224	$88,939	$1,825	$143,487

Balance, December 31, 2019	9,499	$9,499	$43,667	$76,978	$362	$130,506
Change in net unrealized gains on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	4,905	4,905
Dividends on common shares ($0.10 per share)	—	—	—	(950)	—	(950)
Stock-based compensation expense	—	—	8	—	—	8
Net income	—	—	—	1,603	—	1,603
Balance, March 31, 2020	9,499	$9,499	$43,675	$77,631	$5,267	$136,072
 See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020
Operating Activities
Net income	$4,919	$1,603
Adjustments reconciling net income to net cash provided by operating activities:
Provision for loan losses	500	1,956
Depreciation, amortization, and accretion	1,762	140
Share-based compensation expense	9	8
Net change in servicing asset	(290)	40
(Loss) Gain on sale of securities	4	(293)
Gain on sale of SBA loans	(1,471)	(210)
Loss on sale of other real estate owned	(25)	—
Writedown on other real estate owned	16	125
Loss on sale of premises & equipment	—	18
Originations of loans held for sale	(105,919)	(30,093)
Proceeds from sales of loans held for sale	131,347	29,357
Change in bank-owned life insurance	(34)	(156)
Deferred tax benefit	(589)	(292)
Change in other assets	(3,619)	525
Change in other liabilities	1,653	587
Net cash provided by operating activities	28,263	3,315
Investing Activities
Purchases of investment securities available for sale	(86,465)	(14,454)
Proceeds from maturities, calls, and paydowns of investment securities available for sale	24,819	20,022
Proceeds from sale of investment securities available for sale	1,643	15,314
Net loans	(3,525)	(20,932)
Purchase of premises and equipment	(1,300)	(649)
Proceeds from sale of other real estate owned	607	813
Redemption of Federal Home Loan Bank Stock	593	397
Proceeds from sale of premises and equipment	—	25
Net cash (used in) investing activities	(63,628)	536
Financing Activities
Change in noninterest-bearing customer deposits	57,831	2,634
Change in interest-bearing customer deposits	23,026	(3,300)
Dividends paid for common stock	(973)	(950)
Payment on Paycheck Protection Program Liquidity Fund	(46,187)	—
Payments on Federal Home Loan Bank Advances	—	(24,500)
Proceeds from Federal Home Loan Bank Advances	—	14,000
Payments on Other borrowings	(250)	—
Net cash provided by (used in) financing activities	33,447	(12,116)
Net decrease in cash and cash equivalents	(1,918)	(8,265)
Cash and cash equivalents at beginning of period	183,506	104,092
Cash and cash equivalents at end of period	$181,588	$95,827

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended
	March 31, 2021	March 31, 2020
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$994	$2,867
Acquisition of real estate through foreclosure	110	465
 See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(1) Summary of Significant Accounting Policies
Presentation
Colony Bankcorp, Inc. (the “Company”) is a bank holding company located in Fitzgerald, Georgia. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Colony Bank, Fitzgerald, Georgia (the “Bank”). The “Company” or “our,” as used herein, includes Colony Bank, except where the content requires otherwise.
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
The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results which may be expected for the year ending December 31, 2021. These statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 10-K”).
Nature of Operations
The Bank provides a full range of retail, commercial and mortgage banking services for consumers and small- to medium-size businesses located primarily in central, south and coastal Georgia. The Bank is headquartered in Fitzgerald, Georgia with banking and mortgage offices in Albany, Ashburn, Athens, Broxton, Centerville, Columbus, Cordele, Douglas, Eastman, Fitzgerald, LaGrange, Leesburg, Macon, Moultrie, Quitman, Rochelle, Savannah, Soperton, Sylvester, Statesboro, Tifton, Valdosta and Warner Robins. Lending and investing activities are funded primarily by deposits gathered through its retail banking office network.
Use of Estimates
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans and fair value of assets acquired and liabilities assumed in a business combination, including goodwill impairment.
Reclassifications
In certain instances, amounts reported in prior years’ consolidated financial statements have been reclassified to conform to statement presentations selected for 2021. Such reclassifications have not materially affected previously reported stockholders’ equity or net income.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Concentrations of Credit Risk
Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions. The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk. At March 31, 2021, approximately 78% of the Company’s loan portfolio was concentrated in loans secured by real estate. A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector. Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.
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
Changes in Accounting Principles and Effects of New Accounting Pronouncements
ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). This ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supported forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. On October 16, 2019, the Financial Accounting Standards Board ("FASB") voted to extend the delay of the effective date of this ASU for smaller reporting companies, such as the Company, until fiscal years beginning after December 15, 2022. The Company is currently assessing the impact of the adoption of this ASU on its consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This update removes several exceptions related to intraperiod tax allocation when there is a loss from continuing operations and income from other items, foreign subsidiaries becoming equity method investments and vice versa, and calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The guidance also amends requirements related to franchise tax that is partially based on income, a step up in the tax basis of goodwill, allocation of consolidated tax expense to a legal entity not subject to tax in its separate financial statements, the effects of enacted changes in tax laws and other minor codification improvements regarding employee stock ownership plans and investments in qualified affordable housing projects. For public entities, this guidance is effective for fiscal years beginning after December 15, 2020. The adoption of this standard did not have a material impact on the consolidated financial statements.
In January 2020, the FASB issued ASU No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force). This update clarifies whether an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative and how to account for certain forward contracts and purchased options to purchase securities. For public entities, this guidance is effective for fiscal years beginning after December 15, 2020. The adoption of this standard did not have a material impact on the consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-04, Reference Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments are effective for the Company as of March 12, 2020 through December 31, 2022. The adoption of this standard did not have a material impact on the consolidated financial statements.

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
•Paycheck Protection Program - The CARES Act established the Paycheck Protection Program (“PPP”), an expansion of the Small Business Administration’s 7(a) loan program and the Economic Injury Disaster Loan Program (“EIDL”), administered directly by the SBA.
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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(2) Investment Securities
The amortized cost and estimated fair value of securities available for sale along with gross unrealized gains and losses are summarized as follows:

(dollars in thousands)
March 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U.S. treasury securities	$245	$—	$—	$245
U.S. agency	9,863	11	(70)	9,804
Mutual fund	3,998	—	—	3,998
State, county & municipal securities	73,041	356	(1,073)	72,324
Corporate debt securities	5,250	1	(22)	5,229
Mortgage-backed securities	338,990	5,514	(2,375)	342,129
	$431,387	$5,882	$(3,540)	$433,729

December 31, 2020
Securities Available for Sale:
U.S. treasury securities	$245	$—	$—	$245
U.S. agency	1,000	4	—	1,004
State, county & municipal securities	61,298	1,155	(65)	62,388
Corporate debt securities	4,250	1	(1)	4,250
Mortgage-backed securities	305,438	7,837	(348)	312,927
	$372,231	$8,997	$(414)	$380,814
The amortized cost and fair value of investment securities as of March 31, 2021, by contractual maturity, are shown hereafter. Expected maturities may differ from contractual maturities for certain investments because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This is often the case with mortgage-backed securities, which are disclosed separately in the table below.

	Securities Available for Sale
(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$6,243	$6,244
Due after one year through five years	1,910	1,948
Due after five years through ten years	33,362	33,152
Due after ten years	50,882	50,256
	$92,397	$91,600

Mortgage-backed securities	338,990	342,129
	$431,387	$433,729

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Proceeds from the sale of investment securities totaled $1.6 million and $15.3 million for the three months ended March 31, 2021 and 2020, respectively. The sale of investment securities for the three months ended March 31, 2021 and 2020 resulted in gross realized gains of $1,000 and $314,000 and losses of $5,000 and $215,000, respectively.
Investment securities having a carrying value approximating $117.7 million and $126.5 million were pledged to secure public deposits and for other purposes as of March 31, 2021 and December 31, 2020, respectively.
Information pertaining to securities with gross unrealized losses at March 31, 2021 and December 31, 2020 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2021
U.S. agency	$8,662	$(70)	$—	$—	$8,662	$(70)
State, county & municipal securities	47,942	(1,073)	—	—	47,942	(1,073)
Corporate debt securities	1,728	(22)	—	—	1,728	(22)
Mortgage-backed securities	120,777	(2,159)	4,005	(216)	124,782	(2,375)
	$170,447	$(3,254)	$4,005	$(216)	$174,452	$(3,470)

December 31, 2020
State, county & municipal securities	$8,282	$(65)	$—	$—	$8,282	$(65)
Corporate debt securities	999	(1)	—	—	999	(1)
Mortgage-backed securities	28,835	(77)	3,949	(271)	32,784	(348)
	$38,116	$(143)	$3,949	$(271)	$42,065	$(414)
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
At March 31, 2021, 96 securities have unrealized losses. These securities are guaranteed by either the U.S. Government, other governments or U.S. corporations. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(3) Loans
The following table presents the composition of loans segregated by legacy and purchased loans and by class of loans, as of March 31, 2021 and December 31, 2020. Purchased loans are defined as loans that were acquired in bank acquisitions.

	March 31, 2021
(dollars in thousands)	Legacy Loans	Purchased Loans	Total
Construction, land and land development	$109,585	$6,383	$115,967
Other commercial real estate	499,604	38,477	538,080
Total commercial real estate	609,189	44,860	654,047
Residential real estate	165,887	12,324	178,211
Commercial, financial, & agricultural (*)	199,862	10,452	210,315
Consumer and other	18,055	2,147	20,202
Total Loans	$992,993	$69,783	$1,062,775

	December 31, 2020
(dollars in thousands)	Legacy Loans	Purchased Loans	Total
Construction, land and land development	$109,577	$11,516	$121,093
Other commercial real estate	477,445	42,946	520,391
Total commercial real estate	587,022	54,462	641,484
Residential real estate	167,714	15,307	183,021
Commercial, financial, & agricultural (*)	200,800	12,580	213,380
Consumer and other	19,037	2,581	21,618
Total Loans	$974,573	$84,930	$1,059,503
(*) Includes $102.6 million and $101.1 million in PPP loans at March 31, 2021 and December 31, 2020
Commercial and industrial loans are extended to a diverse group of businesses within the Company’s market area. These loans are often underwritten based on the borrower’s ability to service the debt from income from the business. Real estate construction loans often require loan funds to be advanced prior to completion of the project. Due to uncertainties inherent in estimating construction costs, changes in interest rates and other economic conditions, these loans often pose a higher risk than other types of loans. Consumer loans are originated at the Bank level.
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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
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
•Grades 7 and 8 – These grades correspond to regulatory classification definitions of “doubtful” and “loss,” respectively. In practice, any loan with these grades would be for a very short period of time, of which the Company has no loans with these assigned grades at March 31, 2021. Management manages the Company’s problem loans in such a way that uncollectible loans or uncollectible portions of loans are charged off immediately with any residual, collectible amounts assigned a risk grade of 6.
The following table presents the loan portfolio, excluding purchased loans, by credit quality indicator (risk grade) as of March 31, 2021 and December 31, 2020. Those loans with a risk grade of 1, 2, 3 or 4 have been combined in the pass column for presentation purposes.

(dollars in thousands)	Pass	Special Mention	Substandard	Total Loans
March 31, 2021
Construction, land and land development	$98,634	$3,244	$7,707	$109,585
Other commercial real estate	452,356	30,301	16,946	499,604
Total commercial real estate	550,990	33,545	24,653	609,189
Residential real estate	156,665	3,090	6,132	165,887
Commercial, financial, & agricultural	196,052	2,795	1,015	199,862
Consumer and other	17,762	129	164	18,055
Total Loans	$921,469	$39,559	$31,964	$992,993

(dollars in thousands)
December 31, 2020
Construction, land and land development	$99,430	$2,940	$7,207	$109,577
Other commercial real estate	430,515	33,579	13,351	477,445
Total commercial real estate	529,945	36,519	20,558	587,022
Residential real estate	157,927	3,855	5,932	167,714
Commercial, financial, & agricultural	196,749	2,870	1,181	200,800
Consumer and other	18,734	124	179	19,037
Total Loans	$903,355	$43,368	$27,850	$974,573
December 31, 2020
The following table presents the purchased loan portfolio by credit quality indicator (risk grade) as of March 31, 2021 and December 31, 2020. Those loans with a risk grade of 1, 2, 3 or 4 have been combined in the pass column for presentation

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
purposes. For the period ending March 31, 2021, the Company did not have any loans classified as “doubtful” or a “loss”.

(dollars in thousands)	Pass	Special Mention	Substandard	Total Loans
March 31, 2021
Construction, land and land development	$6,263	$120	$—	$6,383
Other commercial real estate	32,391	3,423	2,663	38,477
Total commercial real estate	38,654	3,543	2,663	44,860
Residential real estate	11,944	301	78	12,324
Commercial, financial, & agricultural	8,283	1,690	480	10,452
Consumer and other	2,143	4	—	2,147
Total Loans	$61,024	$5,538	$3,221	$69,783

December 31, 2020
Construction, land and land development	$11,275	$241	$—	$11,516
Other commercial real estate	40,825	53	2,068	42,946
Total commercial real estate	52,100	294	2,068	54,462
Residential real estate	14,909	312	86	15,307
Commercial, financial, & agricultural	10,198	1,803	579	12,580
Consumer and other	2,364	25	192	2,581
Total Loans	$79,571	$2,434	$2,925	$84,930
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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table presents the aging of the amortized cost basis in legacy loans by aging category and accrual status as of March 31, 2021 and December 31, 2020:

(dollars in thousands)	30-89 Days Past Due	90 Days or More Past Due	Total Accruing Loans Past Due	Nonaccrual Loans	Current Loans	Total Loans
March 31, 2021
Construction, land and land development	$24	$—	$24	$74	$109,487	$109,585
Other commercial real estate	108	—	108	5,154	494,342	499,604
Total commercial real estate	132	—	132	5,228	603,829	609,189
Residential real estate	471	—	471	2,572	162,844	165,887
Commercial, financial, & agricultural	149	—	149	810	198,903	199,862
Consumer and other	37	—	37	88	17,930	18,055
Total Loans	$789	$—	$789	$8,698	$983,506	$992,993

December 31, 2020
Construction, land and land development	$1,314	$—	$1,314	$80	$108,183	$109,577
Other commercial real estate	229	—	229	2,545	474,671	477,445
Total commercial real estate	1,543	—	1,543	2,625	582,854	587,022
Residential real estate	667	—	667	2,873	164,174	167,714
Commercial, financial, & agricultural	150	—	150	1,010	199,640	200,800
Consumer and other	48	—	48	102	18,887	19,037
Total Loans	$2,408	$—	$2,408	$6,610	$965,555	$974,573

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table presents the aging of the amortized cost basis in purchased loans by aging category and accrual status as of March 31, 2021 and December 31, 2020:

(dollars in thousands)	30-89 Days Past Due	90 Days or More Past Due	Total Accruing Loans Past Due	Nonaccrual Loans	Current Loans	Total Loans
March 31, 2021
Construction, land and land development	$—	$—	$—	$—	$6,383	$6,383
Other commercial real estate	—	—	—	1,883	36,594	38,477
Total commercial real estate	—	—	—	1,883	42,977	44,860
Residential real estate	17	—	17	69	12,238	12,324
Commercial, financial, & agricultural	27	—	27	27	10,398	10,452
Consumer and other	—	—	—	—	2,147	2,147
Total Loans	$44	$—	$44	$1,979	$67,760	$69,783

December 31, 2020
Construction, land and land development	$—	$—	$—	$117	$11,399	$11,516
Other commercial real estate	544	—	544	2,068	40,334	42,946
Total commercial real estate	544	—	544	2,185	51,733	54,462
Residential real estate	15	—	15	85	15,207	15,307
Commercial, financial, & agricultural	125	—	125	55	12,400	12,580
Consumer and other	—	—	—	193	2,388	2,581
Total Loans	$684	$—	$684	$2,518	$81,728	$84,930

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table details impaired loan data, including purchased credit impaired loans, as of March 31, 2021.

	March 31, 2021
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment
With No Related Allowance Recorded
Construction, land and land development	$7,480	$7,480	$—	$7,231
Commercial real estate	10,979	10,121	—	11,042
Residential real estate	1,047	1,067	—	1,084
Commercial, financial & agriculture	3	3	—	21
Consumer & other	—	—	—	—
	19,509	18,671	—	19,378

With An Allowance Recorded
Construction, land and land development	—	—	—	—
Commercial real estate	5,242	5,247	1,315	5,783
Residential real estate	1,177	1,233	229	1,203
Commercial, financial & agriculture	86	86	38	198
Consumer & other	6	6	6	3
	6,511	6,572	1,588	7,187

Purchased Credit Impaired Loans
Construction, land and land development	116	48	38	71
Commercial real estate	780	764	42	382
Residential real estate	13	1	10	6
Commercial, financial & agriculture	247	27	100	37
Consumer & other	—	—	—	48
	1,156	840	190	544
Total
Construction, land and land development	7,596	7,528	38	7,302
Commercial real estate	17,001	16,132	1,357	17,207
Residential real estate	2,237	2,301	239	2,293
Commercial, financial & agriculture	336	116	138	256
Consumer & other	6	6	6	51
	$27,176	$26,083	$1,778	$27,109

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table details impaired loan data as of December 31, 2020.

	December 31, 2020
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment
With No Related Allowance Recorded
Construction, land and land development	$6,969	$6,982	$—	$2,841
Commercial real estate	11,978	11,105	—	12,190
Residential real estate	1,140	1,122	—	2,142
Commercial, financial & agriculture	42	40	—	203
Consumer & other	—	—	—	123
	20,129	19,249	—	17,499

With An Allowance Recorded
Construction, land and land development	—	—	—	—
Commercial real estate	6,292	6,325	1,436	5,945
Residential real estate	1,274	1,230	226	703
Commercial, financial & agriculture	310	310	263	1,118
Consumer & other	—	—	—	—
	7,876	7,865	1,925	7,766
Purchased Credit Impaired Loans
Construction, land and land development	118	94	—	96
Commercial real estate	—	—	—	63
Residential real estate	14	11	4	13
Commercial, financial & agriculture	55	46	—	49
Consumer & other	192	96	81	113
	379	247	85	334
Total
Construction, land and land development	7,087	7,076	—	2,937
Commercial real estate	18,270	17,430	1,436	18,198
Residential real estate	2,428	2,363	230	2,858
Commercial, financial & agriculture	407	396	263	1,370
Consumer & other	192	96	81	236
	$28,384	$27,361	$2,010	$25,599
Interest income recorded on impaired loans during the three months ended March 31, 2021 and 2020 were $238,000 and $50,000, respectively.

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
As discussed in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2020, which are included in the Company’s 2020 Form 10-K, once a loan is identified as a TDR, it is accounted for as an impaired loan. The Company had no unfunded commitments to lend to a customer that has a troubled debt restructured loan as of March 31, 2021. The Company had one construction, land and land development loan restructured during the three month periods ended March 31, 2021 for $511,000. Loans modified in a troubled debt restructuring are considered to be in default once the loan becomes 90 days past due. A TDR may cease being classified as impaired if the loan is subsequently modified at market terms and, has performed according to the modified terms for at least six months, and there has not been any prior principal forgiveness on a cumulative basis.
The Company had no loans that subsequently defaulted during the three months ended March 31, 2021 and 2020.
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
As of March 31, 2021, the Company had approximately $12.7 million in loans still under their modified terms. The Company’s modification program included payment deferrals, interest only, and other forms of modifications. See Note 1 - Summary of Significant Accounting Policies for more information.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(4) Allowance for Loan Losses
The following tables detail activity in the allowance for loan losses, segregated by class of loan, for the three months periods ended March 31, 2021 and March 31, 2020. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other loan categories and periodically may result in reallocation within the provision categories.

(dollars in thousands)	Construction, land and land development	Other commercial real estate	Residential real estate	Commercial, financial & agricultural	Consumer and other	Total
Three months ended March 31, 2021
Beginning Balance	$1,013	$6,880	$2,278	$1,713	$243	$12,127
Charge-offs	—	—	—	(15)	(11)	(26)
Recoveries	15	—	66	3	8	92
Provision	25	248	67	(35)	195	500
Ending balance	1,053	7,128	2,411	1,666	435	12,693

Period end amount allocated to
Individually evaluated for impairment	—	1,315	229	38	6	1,588
Collectively evaluated for impairment	1,015	5,771	2,172	1,528	429	10,915
Purchase credit impaired	38	42	10	100	—	190
Ending Balance	1,053	7,128	2,411	1,666	435	12,693

Loans
Individually evaluated for impairment	7,480	15,368	2,300	89	6	25,243
Collectively evaluated for impairment	108,439	521,948	175,910	210,199	20,196	1,036,692
Purchase credit impaired	48	764	1	27	—	840
Ending balance	$115,967	$538,080	$178,211	$210,315	$20,202	$1,062,775

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(dollars in thousands)	Construction, land and land development	Other commercial real estate	Residential real estate	Commercial, financial & agricultural	Consumer and other	Total
Three months ended March 31, 2020
Beginning Balance	$215	$3,908	$980	$1,657	$103	$6,863
Charge-offs	—	(30)	(64)	(68)	(351)	(513)
Recoveries	13	5	4	1	55	78
Provision	126	938	283	190	419	1,956
Ending balance	354	4,821	1,203	1,780	226	8,384

December 31, 2020
Period end amount allocated to
Individually evaluated for impairment	—	1,436	226	263	—	1,925
Collectively evaluated for impairment	1,013	5,444	2,048	1,450	162	10,117
Purchase credit impaired	—	—	4	—	81	85
Ending Balance	1,013	6,880	2,278	1,713	243	12,127

Loans
Individually evaluated for impairment	6,982	17,430	2,352	350	—	27,114
Collectively evaluated for impairment	114,017	502,961	180,658	212,984	21,522	1,032,142
Purchase credit impaired	94	—	11	46	96	247
Ending Balance	$121,093	$520,391	$183,021	$213,380	$21,618	$1,059,503
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
(5) Leases
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

(dollars in thousands)	Classification	March 31, 2021	December 31, 2020
Assets
Operating lease right-of-use assets	Other assets	$193	$511
Liabilities
Operating lease liabilities	Other liabilities	196	517
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
Operating lease cost was $59,000 and $31,000 for the three months ended March 31, 2021 and 2020, respectively.
As of March 31, 2021, the weighted average remaining lease term was 1.74 years and the weighted average discount rate was 1.34%.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table represents the future maturities of the operating lease liabilities and other lease information as of March 31, 2021.

(dollars in thousands)		Lease Liability
2021		$115
2022		83
Total lease payments		$198
Less: interest		(2)
Present value of lease liabilities		$196

Supplemental lease information:
Cash paid for amounts included in the measurement of lease liabilities:	March 31, 2021	March 31, 2020
Operating cash flows from operating leases (cash payments)	$58	$50
Operating cash flows from operating leases (lease liability addition)	—	42
Operating lease right-of-use assets obtained in exchange for leases entered into during the period	—	195

(6) Borrowings
The following table presents information regarding the Company’s outstanding borrowings at March 31, 2021 and December 31, 2020:

(dollars in thousands)	March 31, 2021	December 31, 2020
Federal Home Loan Bank advances	$22,500	$22,500
Paycheck Protection Program (PPP) Liquidity Facility	60,602	106,789
Other borrowings	37,542	37,792
	$120,644	$167,081
Advances from the Federal Home Loan Bank (“FHLB”) have maturities ranging from 2021 to 2029 and interest rates ranging from 1.05% to 3.51%. As collateral on the outstanding FHLB advances, the Company has provided a blanket lien on its portfolio of qualifying residential first mortgage loans, commercial loans, multifamily loans and HELOC loans. At March 31, 2021, the lendable collateral of those loans pledged is $88.6 million. At March 31, 2021, the Company had remaining credit availability from the FHLB of $417.7 million. The Company may be required to pledge additional qualifying collateral in order to utilize the full amount of the remaining credit line.
On May 1, 2019, the Company entered into two borrowing arrangements with a correspondent bank for $10.0 million each. The term note is secured by the Bank’s stock, expires on May 1, 2024, and bears a fixed interest rate of 4.70%. The line of credit is secured by the Bank’s stock, expires on July 30, 2021, and bears a variable interest rate of Wall Street Journal Prime minus 0.40%.The proceeds were used for the acquisition of LBC Bancshares, Inc. and its subsidiary, Calumet Bank. As of March 31, 2021, the outstanding balance totaled $8.0 million and $5.3 million.
On April 20, 2020 the Company completed a Paycheck Protection Program Liquidity Facility (PPPLF) credit arrangement with The Federal Reserve Bank. This line of credit is secured by PPP loans and bears a fixed interest rate of 0.35% with a maturity date equal to the maturity date of the related PPP loans, with the PPP loans maturing either two or five years from the origination date of the PPP loan. An advance of $140.7 million through the PPPLF was used for the funding of PPP loans. As of March 31, 2021, the outstanding balance totaled $60.6 million, and the Company's PPP loans and related PPPLF funding had a weighted average life of approximately 2 years.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The aggregate stated maturities of other borrowed money at March 31, 2021 are as follows:

(dollars in thousands)
Year	Amount
2021	$5,313
2022	—
2023	3,000
2024	8,000
2025	4,500
2026 and After	39,229
PPPLF	60,602
$120,644
The Company also has available federal funds lines of credit with various financial institutions totaling $41.5 million, none of which were outstanding at March 31, 2021.
The Company has the ability to borrow funds from the Federal Reserve Bank (“FRB”) of Atlanta utilizing the discount window. The discount window is an instrument of monetary policy that allows eligible institutions to borrow money from the FRB on a short-term basis to meet temporary liquidity shortages caused by internal or external disruptions. At March 31, 2021, the Company had borrowing capacity available under this arrangement, with no outstanding balances. The Company would be required to pledge certain available-for-sale investment securities as collateral under this agreement.
The Company's Trust Preferred Securities are recorded as subordinated debentures on the consolidated balance sheets, but subject to certain limitations, qualify as Tier 1 Capital for regulatory capital purposes. At March 31, 2021 and December 31, 2020, Trust Preferred Securities was $24.2 million. The proceeds from the offerings were used to fund certain acquisitions, pay off holding company debt and inject capital into the bank subsidiary. The Trust preferred securities pay interest quarterly.

(8) Earnings Per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflects the potential dilution of restricted stock.
The following table presents earnings per share for the three months ended March 31, 2021 and 2020.

(dollars in thousands, except per share data)	Three Months Ended March 31,
	2021	2020
Numerator
Net income available to common stockholders	$4,919	$1,603

Denominator
Weighted average number of common shares
Outstanding for basic earnings per common share	9,499	9,499
Weighted-average number of shares outstanding for diluted earnings per common share	9,499	9,499

Earnings per share - basic	$0.52	$0.17

Earnings per share - diluted	$0.52	$0.17

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(8) Commitments and Contingencies
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
At March 31, 2021 and December 31, 2020 the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
(dollars in thousands)	March 31, 2021	December 31, 2020
Loan commitments	$235,074	$198,029
Letters of credit	4,342	3,634
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
Legal Contingencies. In the ordinary course of business, there are various legal proceedings pending against the Company and the Bank. As of March 31, 2021, the aggregate liabilities, if any, arising from such proceedings would not, in the opinion of management, have a material adverse effect on the Company’s consolidated financial position.

(9) Fair Value of Financial Instruments and Fair Value Measurements
Generally accepted accounting standards in the U.S. require disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of the Company and the Bank’s financial instruments are detailed hereafter. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.
Generally accepted accounting principles related to Fair Value Measurements define fair value, establish a framework for measuring fair value, establish a three-level valuation hierarchy for disclosure of fair value measurement and enhance

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The carrying amount, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2021 and December 31, 2020 are as follows:

	Fair Value Measurements
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
March 31, 2021
Assets
Cash and short-term investments	$181,588	$181,588	$181,588	$—	$—
Investment securities available for sale	433,729	433,729	—	433,729	—
Other investments, at cost	2,703	2,703	—	2,703	—
Loans held for sale	28,429	28,429	—	28,429	—
Loans, net	1,050,082	1,061,554	—	—	1,061,554

Liabilities
Deposits	1,525,884	1,526,740	—	1,526,740	—
Paycheck Protection Program Liquidity Facility	60,602	60,602	—	60,602	—
Federal Home Loan Bank advances	22,500	21,312	—	21,312	—
Other borrowings	37,542	37,767	—	37,767	—

	Fair Value Measurements
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2020
Assets
Cash and short-term investments	$183,506	$183,506	$183,506	$—	$—
Investment securities available for sale	380,814	380,814	245	380,569	—
Other investments, at cost	3,296	3,296	—	3,296	—
Loans held for sale	52,386	52,386	—	52,386	—
Loans, net	1,047,376	1,063,785	—	—	1,063,785

Liabilities
Deposits	1,445,027	1,445,984	—	1,445,984	—
Paycheck Protection Program Liquidity Facility	106,789	106,789	—	106,789
Federal Home Loan Bank advances	22,500	20,817	—	20,817	—
Other borrowings	37,792	37,792	—	37,792	—

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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
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
Other Real Estate Owned – Other real estate owned assets are adjusted to fair value less estimated selling costs upon transfer of the loans to other real estate owned. Typically, an external, third-party appraisal is performed on the collateral upon transfer into the other real estate owned account to determine the asset’s fair value. Subsequent adjustments to the collateral’s value may be based upon either updated third-party appraisals or management’s knowledge of the collateral and the current real estate market conditions. Appraised amounts used in determining the asset’s fair value, whether internally or externally prepared, are discounted 10% to account for selling and marketing costs. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a level 3 classification of the inputs for determining fair value. Because of the high degree of judgment required in estimating the fair value of other real estate owned assets and because of the relationship between fair value and general economic conditions, we consider the fair value of other real estate owned assets to be highly sensitive to changes in market conditions.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Assets Measured at Fair Value on a Recurring and Nonrecurring Basis – The following table presents the recorded amount of the Company’s assets measured at fair value on a recurring and nonrecurring basis as of March 31, 2021 and December 31, 2020, aggregated by the level in the fair value hierarchy within which those measurements fall. The table below includes only impaired loans with a specific reserve and only other real estate properties with a valuation allowance at March 31, 2021 and December 31, 2020. Those impaired loans and other real estate properties are shown net of the related specific reserves and valuation allowances.

		Fair Value Measurements at Reporting Date Using
(dollars in thousands)	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2021
Nonrecurring
Collateral dependent impaired loans	$4,984	$—	$—	$4,984
Other real estate owned	518	—	—	518
Total nonrecurring assets	$5,502	$—	$—	$5,502

		Fair Value Measurements at Reporting Date Using
(dollars in thousands)	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2020
Nonrecurring
Collateral dependent impaired loans	$5,939	$—	$—	5,939
Other real estate owned	1,006	—	—	1,006
Total nonrecurring assets	$6,945	$—	$—	$6,945

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
The following table presents quantitative information about the significant unobservable inputs used in the fair value measurements for assets in level 3 of the fair value hierarchy measured on a nonrecurring basis at March 31, 2021 and December 31, 2020. This table is comprised primarily of collateral dependent impaired loans and other real estate owned:

(dollars in thousands)	March 31, 2021	Valuation Techniques	Unobservable Inputs	Range Weighted Avg
Collateral dependent impaired loans	$4,984	Appraised Value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	25%	100%
Other real estate owned	518	Appraised Value/Comparable Sales	Discounts to reflect current market conditions and estimated costs to sell	—%	20%

(dollars in thousands)	December 31, 2020	Valuation Techniques	Unobservable Inputs	Range Weighted Avg
Collateral dependent impaired loans	$5,939	Appraised Value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	25%	100%
Other real estate owned	1,006	Appraised Value/Comparable Sales	Discounts to reflect current market conditions and estimated costs to sell	—%	20%

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The table below presents a reconciliation and statement of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the three months ended March 31, 2020.

Available for Sale Securities
(dollars in thousands)	March 31, 2020
Balance, Beginning	$2,022
Transfers out of Level 3	—
Sales	—
Paydowns	(5)
Realized Loss on Sale of Security	—
Unrealized gains (losses) included in Other Comprehensive Income	—
Balance, Ending	$2,017
The Company’s policy is to recognize transfers in and transfers out of levels 1, 2 and 3 as of the end of a reporting period. There were no transfers of securities between levels for the three months ended March 31, 2020.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(10) Segment Information
The Company’s operating segments include banking, mortgage banking and small business specialty lending division. The reportable segments are determined by the products and services offered, and internal reporting. The Bank segment derives its revenues from the delivery of full-service financial services, including retail and commercial banking services and deposit accounts. The Mortgage Banking segment derives its revenues from the origination and sales of residential mortgage loans held for sale. The Small Business Specialty Lending Division segment derives its revenue from the origination, sales and servicing of Small Business Administration loans and other government guaranteed loans. Segment performance is evaluated using net interest income and noninterest income. Income taxes are allocated based on income before income taxes, and indirect expenses (includes management fees) are allocated based on various internal factors for each segment. Transactions among segments are made at fair value. Information reported internally for performance assessment follows. The following tables present information reported internally for performance assessment for the three months ended March 31, 2021 and 2020:

(dollars in thousands)	Bank	Mortgage Banking	Small Business Specialty Lending Division	Totals
Three months ended March 31, 2021
Net Interest Income	$13,985	$168	$130	$14,283
Provision for Loan Losses	500	—	—	500
Noninterest Income	3,005	3,986	1,585	8,576
Noninterest Expenses	11,960	2,793	1,029	15,782
Income Taxes	1,160	354	144	1,658
Segment Profit (Loss)	$3,370	$1,007	$542	$4,919

Segments Assets at March 31, 2021	$1,755,667	$27,478	$15,901	$1,799,046

Full time employees at March 31, 2021	291	51	23	365

(dollars in thousands)	Bank	Mortgage Banking	Small Business Specialty Lending Division	Totals
Three months ended March 31, 2020
Net Interest Income	$12,656	$34	$14	$12,704
Provision for Loan Losses	1,956	—	—	1,956
Noninterest Income	3,014	1,253	259	4,526
Noninterest Expenses	11,632	1,195	516	13,343
Income Taxes	368	11	(51)	328
Segment Profit	$1,714	$81	$(465)	$1,603

Segments Assets at December 31, 2020	$1,709,696	$50,266	$4,012	$1,763,974

Full time employees at March 31, 2020	319	34	12	365

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(11) Regulatory Capital Matters
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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  As of March 31, 2021, the interim final Basel III rules (“Basel III”) require the Company to also maintain minimum amounts and ratios of common equity Tier 1 capital to risk-weighted assets.  These amounts and ratios as defined in regulations are presented hereafter.  Management believes, as of March 31, 2021, the Company meets all capital adequacy requirements to which it is subject under the regulatory framework for prompt corrective action.  In the opinion of management, there are no events or conditions since prior notification of capital adequacy from the regulators that have changed the institution’s category.
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
The following table summarizes regulatory capital information as of March 31, 2021 and December 31, 2020 on a consolidated basis and for the subsidiary, as defined.  Regulatory capital ratios for March 31, 2021 and December 31, 2020

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
were calculated in accordance with the Basel III rules.

(dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2021
Total Capital to Risk-Weighted Assets
Consolidated	$159,767	13.76%	$92,888	8.00%	N/A	N/A
Colony Bank	163,639	13.81	94,794	8.00	$118,493	10.00%

Tier I Capital to Risk-Weighted Assets
Consolidated	147,074	12.49	70,652	6.00	N/A	N/A
Colony Bank	150,946	12.74	71,089	6.00	94,786	8.00

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	123,574	10.49	53,011	4.50	N/A	N/A
Colony Bank	150,946	12.74	53,317	4.50	77,013	6.50

Tier I Capital to Average Assets
Consolidated	147,074	8.70	67,620	4.00	N/A	N/A
Colony Bank	150,946	9.05	66,716	4.00	83,396	5.00

(dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020
Total Capital to Risk-Weighted Assets
Consolidated	$155,447	13.78%	$90,245	8.00%	N/A	N/A
Colony Bank	164,050	14.55	90,199	8.00	$112,749	10.00%

Tier I Capital to Risk-Weighted Assets
Consolidated	143,320	12.71	67,657	6.00	N/A	N/A
Colony Bank	151,923	13.48	67,622	6.00	90,162	8.00

Common Equity Tier I Capital to Risk-Weighted Assets
Consolidated	119,820	10.62	50,771	4.50	N/A	N/A
Colony Bank	151,923	13.48	50,716	4.50	73,257	6.50

Tier I Capital to Average Assets
Consolidated	143,320	8.49	67,524	4.00	N/A	N/A
Colony Bank	151,923	9.12	66,633	4.00	83,291	5.00

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(13) Subsequent Events
Merger Announcement
Colony Bankcorp, Inc, and SouthCrest Financial Group, Inc. (PK: SCSG) ("SouthCrest"), the holding company for SouthCrest Bank, N.A., on April 22, 2021 jointly announced the signing of an Agreement and Plan of Merger under which Colony has agreed to acquire 100% of the common stock of SouthCrest in a combined stock-and-cash transaction valued at approximately $84.0 million. Upon completion of the transaction, Colony is expected to have approximately $2.4 billion in assets, $1.4 billion in loans, $2.0 billion in deposits, and $165.8 million in tangible common equity. The transaction is expected to be meaningfully accretive to Colony's fully diluted earnings per share in year one, excluding transaction costs.
The Agreement and Plan of Merger has been approved by the Boards of Directors of Colony and SouthCrest. The closing of the transaction, which is expected to occur no later than the fourth quarter of 2021, is subject to customary conditions, including regulatory approval and approval by the shareholders of Colony and SouthCrest.
Under the terms of the Agreement and Plan of Merger, each SouthCrest shareholder will have the right to elect to receive either $10.45 in cash or 0.7318 shares of Colony's common stock in exchange for each share of SouthCrest common or preferred stock, subject to customary proration and allocation procedures such that approximately 27.5% of SouthCrest shares will be converted to cash consideration and the remaining 72.5% of SouthCrest shares will be converted to Colony common stock. Based on Colony’s closing stock price of $15.00 per share as of April 21, 2021, the value of the per share merger consideration is estimated to be $10.83.
Dividend
On April 22, 2021, the Board of Directors declared a quarterly cash dividend of $0.1025 per share, to be paid on its common stock on May 17, 2021, to shareholders of record as of the close of business on May 3, 2021.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Colony Bankcorp, Inc. and our wholly owned subsidiary, Colony Bank, from December 31, 2020 through March 31, 2021 and on our results of operations for the three months ended March 31, 2021 and 2020. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto in the Company's 2020 Form 10-K, and information presented elsewhere in this Quarterly Report on Form 10-Q, particularly the unaudited consolidated financial statements and related notes appearing in Item 1.
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
•the economic impact of the COVID-19 pandemic on our business, including the impact of the actions taken by governmental authorities to try and contain the virus (including variants) or address the impact of the virus on the United States economy (including, without limitations, the CARES Act), and the resulting effect of all of such items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;
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
•our ability to manage our growth;
•risks that our expected revenue synergies and cost savings from our recently proposed acquisition of SouthCrest         Financial Group, Inc. (“SouthCrest”) are not fully realized or may take longer than anticipated to be realized;
•    failure to successfully integrate SouthCrest’s business with our business;
•    the risk of lower than expected revenue following the acquisition of SouthCrest;
•    our ability to manage the combined company’s growth following the acquisition of SouthCrest;
•    the dilution caused by the Company’s issuance of additional shares of its common stock in connection with the acquisition of SouthCrest;
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
•changes in our accounting standards;
•changes in tariffs and trade barriers;
•changes in federal tax law or policy; and
•other risks and factors identified in our 2020 Form 10-K, and this Quarterly Report on Form 10-Q for the period ended March 31, 2021, and in any of the Company's subsequent reports filed with the SEC and available on its website at www.sec.gov.
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
On December 27, 2020, the Economic Aid to Hard-Hit Businesses, Nonprofits, and Venues Act (the “Economic Aid Act”) was signed into law, and authorized the SBA to reopen the PPP for first draw loans, as well as guarantee second draw PPP loans of up to $2 million for certain eligible borrowers that previously received a PPP loan. These loans carry a fixed rate of 1.00% and a term of five years, if not forgiven, in whole or in part. The loans are guaranteed by the SBA. The SBA pays the originating bank a processing fee based on the size of the loan.
On March 11, 2021, the American Rescue Plan Act of 2021 was enacted which primarily expanded and clarified eligibility for first and second draw PPP loans and revised the exclusions from payroll costs for purposes of loan forgiveness.
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
We implemented loan programs to allow customers who are experiencing hardships from the COVID-19 pandemic to defer loan principal and interest payments for up to 90 days. The Small Business Administration ("SBA") has also guaranteed the principal and interest payments of all our SBA loan customers for six months. As of March 31, 2021, we had one hotel loans totaling $2.9 million with a modification related to COVID-19.
In addition, we have been participating in the SBA Paycheck Protection Program (“PPP”) under CARES Act to help provide loans to our business customers in need. As of March 31, 2021, the Company has closed with the SBA $46.9 million of PPP loans related to Economic Aid Act. During the quarter ended March 31, 2021, $45.4 million in PPP loans related to CARES Act were forgiven. Loan fees collected related to these loans is approximately $3.6 million. In accordance with U.S. generally accepted accounting principles ("GAAP"), these fees will be deferred and recognized over the life of the loans.
Despite recent improvements in certain economic indicators, significant constraints to commerce remain in place, and significant uncertainty remains over the timing and scope of additional government stimulus packages, and the full economic impact resulting from the outcome of the November 2020 elections. The duration and extent of the downturn and speed of the related recovery on our business, customers and the economy as a whole remains uncertain.
Overview
The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of March 31, 2021 and December 31, 2020, and results of operations for each of the three months periods ended March 31, 2021 and 2020. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.
At March 31, 2021, the Company had total consolidated assets of $1.8 billion, total loans of $1.1 billion, total deposits of $1.5 billion, and shareholders’ equity of $143.5 million. The Company reported net income of $4.9 million, or $0.52 per diluted share, for the first quarter of 2021, compared to net income of $1.6 million, or $0.17 per diluted share, for the first quarter of 2020. The increase in net income for the three months ended March 31, 2021 was driven by a decrease in provision for loan loss and an increase in mortgage fee income, interchange fees and gain on sale of SBA loans.
Net interest income increased to $14.3 million for the first quarter of 2021, compared to $12.7 million for the first quarter of 2020, due to an decrease in interest expense on deposits. The net interest margin decreased to 3.50% for the three months ended March 31, 2021 from 3.68% for the same period in 2020. The reason for the decrease in net interest margin is primarily due to an decrease in yield on investments, which was offset by lower borrowing and deposit rates.
The provision for loan losses was $500,000 for the first quarter of 2021, compared to $1,956,000 for the first quarter of 2020. Net recoveries for the first quarter of 2021 were $66,000 compared to net charge-offs of $435,000 for the same period in 2020. As of March 31, 2021, Colony’s allowance for loan losses was $12.7 million, or 1.19% of total loans, compared to $12.1 million, or 1.14% of total loans, at December 31, 2020. At March 31, 2021 and December 31, 2020, nonperforming assets were $11.2 million and $10.2 million, or 0.62% and 0.58% of total assets, respectively. While asset quality remains stable period over period, social and economic disruption in response to the COVID-19 pandemic continued to result in business closures and job losses during the first quarter of 2021. As such, additional qualitative measures were incorporated as part of the March 31, 2021 allowance for loan losses calculation.
Noninterest income of $8.6 million for the first quarter of 2021 was up $4.1 million or 89.5%, from the first quarter of 2020. The increase was primarily due to increases in mortgage fee income, gain on sale of SBA loans, and interchange fees.
For the first quarter of 2021, noninterest expense of $15.8 million increased $2.4 million, or 18.28% from the same period in 2020. Increases in noninterest expense are in part due to the growth experienced by Colony and changes to organizational structure that are associated with that growth. Those expenses that were the primary contributors to the increase year over year include salaries and employee benefits. See "Table 6 - Noninterest expense" for more detail and discussion on the two primary drivers to the increase in noninterest expense.
Critical Accounting Policies
Our accounting and reporting policies are in accordance with GAAP and conform to general practices within the banking industry. There have been no significant changes to the Significant Accounting Policies as described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2020, which are included in the Company’s 2020 Annual Report on Form 10-K.

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
The measures entitled operating net income, adjusted earnings per diluted share and tangible common book value per share are not measures recognized under GAAP and therefore are considered non-GAAP financial measures. The most comparable GAAP measures are net income, earnings per diluted share, and common book value per share, respectively. These measures should be considered supplemental and should not be considered an alternative to the Company’s results reported in accordance with GAAP for the periods presented. These non-GAAP financial measures should not be considered in isolation and do not purport to be an alternative to the most directly comparable measures as reported in accordance with GAAP. To the extent applicable, reconciliation of these non-GAAP measures to the most directly comparable measures as reported in accordance with GAAP are included in the table below.

Table 1 - Non-GAAP Performance Measures Reconciliation
(dollars in thousands, except per share data)
	2021	2020
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Non-GAAP Measures
Operating net income reconciliation
Net income (GAAP)	$4,919	$4,900	$3,098	$2,214	$1,603
Acquisition-related expenses	176	148	207	220	287
Thomaston building writedown	—	—	582	—	—
Gain on sale of Thomaston Branch	—	(1,026)	—	—	—
Income tax benefit of acquisition-related expenses	(46)	184	(166)	(46)	(60)
Operating net income	$5,049	$4,206	$3,721	$2,388	$1,830
Weighted average diluted shares	9,498,783	9,498,783	9,498,783	9,498,783	9,498,783
Adjusted earnings per diluted share	$0.53	$0.44	$0.39	$0.25	$0.19

Tangible common book value per share reconciliation
Common book value per share (GAAP)	$15.11	$15.21	$14.78	$14.59	$14.35
Effect of goodwill and other intangibles	(1.90)	(1.92)	(1.94)	(1.96)	(2.04)
Tangible common book value per share	13.21	13.29	12.84	12.63	12.31

Results of Operations
We reported net income and diluted earnings per share of $4.9 million and $0.52, respectively, for the first quarter of 2021. This compared to net income and diluted earnings per share of $1.6 million and $0.17, respectively, for the same period in 2020.
We reported operating net income of $5.0 million for the first quarter 2021, compared to $1.8 million for the same period in 2020. For the first quarter 2021, operating net income excludes acquisition-related expenses, which net of tax, totaled $130,000. For the first quarter of 2020, operating net income excludes acquisition-related expenses, which net of tax, totaled $227,000. See reconciliation of non-GAAP financial measures provided above.

Table 2 - Selected Financial Information
	2021	2020
(dollars in thousands, except per share data)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
EARNINGS SUMMARY
Net interest income	$14,283	$15,151	$13,848	$13,541	$12,704
Provision for loan losses	500	1,296	1,106	2,200	1,956
Non-interest income	8,576	8,039	6,930	4,843	4,526
Non-interest expense	15,782	15,986	15,690	13,375	13,343
Income taxes	1,658	1,008	884	595	328
Net income	$4,919	$4,900	$3,098	$2,214	$1,603
PERFORMANCE MEASURES
Per common share:
Common shares outstanding	9,498,783	9,498,783	9,498,783	9,498,783	9,498,783
Weighted average basic shares	9,498,783	9,498,783	9,498,783	9,498,783	9,498,783
Weighted average diluted shares	9,498,783	9,498,783	9,498,783	9,498,783	9,498,783
Earnings per basic share	$0.52	$0.52	$0.33	$0.23	$0.17
Earnings per diluted share	0.52	0.52	0.33	0.23	0.17
Adjusted earnings per diluted share(a)	0.53	0.44	0.39	0.25	0.19
Cash dividends declared per share	0.10	0.10	0.10	0.10	0.10
Book value per common share	15.11	15.21	14.78	14.59	14.35
Tangible book value per common share (a)	13.21	13.29	12.84	12.63	12.31

Performance ratios:
Net interest margin	3.50%	3.58%	3.34%	3.41%	3.68%
Return on average assets	1.12	1.08	0.70	0.52	0.42
Return on average total equity	13.71	13.73	8.80	6.47	4.79
Average total equity to average assets	8.20	7.87	7.91	8.06	8.86

ASSET QUALITY
Nonperforming loans (NPLs)	$10,677	$9,128	$9,926	$11,459	$10,130
Other real estate owned	518	1,006	1,875	1,769	847
Repossessions	29	30	11	17	19
Total nonperforming assets (NPAs)	11,224	10,164	11,812	13,245	10,996
Classified loans	35,182	30,404	21,388	20,619	23,093
Criticized loans	80,288	75,633	72,076	52,200	46,600
Net loan (recoveries)/charge-offs	(66)	189	375	295	435
Allowance for loan losses to total loans	1.19%	1.14%	1.00%	0.92%	0.85%
Allowance for loan losses to total NPLs	118.89	132.85	111.02	89.79	64.81
Allowance for loan losses to total NPAs	113.10	119.31	93.29	77.68	60.83

Net (recoveries)/charge-offs to average loans (annualized)	(0.02)	0.07	0.13	0.12	0.18
NPLs to total loans	1.00	0.86	0.90	1.03	1.13
NPAs to total assets	0.62	0.58	0.67	0.75	0.91
NPAs to total loans and other real estate owned	1.06	0.96	1.07	1.19	1.39

AVERAGE BALANCES
Total assets	$1,774,123	$1,797,749	$1,766,717	$1,702,902	$1,516,191
Loans, net	1,079,007	1,151,872	1,130,231	1,094,299	974,614
Deposits	1,475,944	1,456,287	1,140,487	1,384,739	1,293,784
Total stockholders’ equity	145,515	141,570	139,721	137,213	134,304
(a) Non-GAAP measure - see “Non-GAAP Reconciliation and Explanation” for more information and reconciliation to GAAP
Net Interest Income
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
Fully taxable equivalent net interest income for the first quarter of 2021 and 2020 was $15.5 million and $15.6 million, respectively. The net interest spread and net interest margin for the first quarter of 2021 was 3.42% and 3.50% respectively, decreases of 8 and 18 basis points, respectively, from the first quarter of 2020. The net interest spread and net interest margin for the first three months of 2020 was 3.50% and 3.68% , respectively. Despite the growth in our interest earnings assets, our net interest margin and net interest spread are impacted by the downward pressure exerted from lower yielding PPP loans offset by lowering our borrowing costs during the quarter as well as lower interest on the level of deposits on our balance sheets.
The following tables indicate the relationship between interest income and interest expense and the average amounts of assets and liabilities for the periods indicated. As shown in the tables, both average assets and average liabilities for the three months ended March 31, 2021 increased compared to the same period in 2020. The increase in average assets was primarily driven by the increase in average loans of $98.8 million, or 10.1% and the increase in investment securities of $63.4 million, or 18.7% from the first quarter of 2020, which reflects both organic loan growth, and growth in PPP loans. The increase in average liabilities for the three months ended March 31, 2021 was funded primarily through an increase in Paycheck Protection Program Liquidity Facility of $60.2 million and average customer deposits since the first quarter of 2020 of $186.7 million.
The yield on total interest-bearing liabilities decreased from 1.01% in the first quarter 2020 to 0.35% in the first quarter of 2021. Deposit costs decreased from 0.84% in the first quarter 2020 to 0.24% in the first quarter of 2021. The decrease in deposit costs year over year is partially associated to market driven changes impacting our cost of funds attributable to falling interest rates throughout 2021 and 2020. In March of 2020, the Federal Reserve's Federal Open Market Committee ("FOMC") lowered interest rates twice for a total reduction of 150 basis points in response to the COVID-19 pandemic, which was the most aggressive action taken by the FOMC since the financial crisis in 2008.

Table 3 - Average Balance Sheet and Net Interest Analysis
	Three Months Ended March 31,
	2021			2020
(dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-earning assets:
Loans, net of unearned income (1)	$1,079,007	$13,638	5.13%	$980,185	$13,352	5.52%
Investment securities, taxable	371,265	1,628	1.78	339,565	1,988	2.37
Investment securities, tax-exempt(2)	32,616	155	1.93	923	7	3.08
Deposits in banks and short term investments	183,376	53	0.12	85,869	284	1.34
Total interest-earning assets	1,666,264	15,474	3.77	1,406,542	15,631	4.51
Noninterest-earning assets	107,859			99,612
Total assets	$1,774,123			$1,506,154
Liabilities and stockholders' equity
Interest-bearing liabilities:
Interest-earning demand and savings	$859,462	$165	0.08%	$734,102	$936	0.52%
Other time	260,438	488	0.76	334,811	1,282	1.55
Total interest-bearing deposits	1,119,900	653	0.24	1,068,913	2,218	0.84

Federal Home Loan Bank advances	22,500	114	2.05	45,577	257	2.29
Paycheck Protection Program Liquidity Facility	60,602	68	0.46	—	—	—
Other borrowings	61,654	256	1.68	38,792	389	4.07
Total other interest-bearing liabilities	144,756	438	1.23	84,369	646	3.11
Total interest-bearing liabilities	1,264,656	1,091	0.35	1,153,282	2,864	1.01
Noninterest-bearing liabilities:
Demand deposits	356,044			220,356
Other liabilities	7,908			6,068
Stockholders' equity	145,515			130,217
Total noninterest-bearing liabilities and stockholders' equity	$509,467			$356,641
Total liabilities and stockholders' equity	$1,774,123			$1,509,923
Interest rate spread			3.42%			3.50%
Net interest income		$14,383			$12,767
Net interest margin			3.50%			3.68%
(1)The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable equivalent adjustments totaling $66,000 and $55,000 for the quarter ended March 31, 2021 and 2020, respectively are included in loans, net of unearned income. Accretion income of $209,000 and $182,000 for the quarter ended March 31, 2021 and 2020, respectively are also included in income and fees on loans.
(2)Taxable-equivalent adjustments totaling $33,000 and $2,000 for quarter ended March 31, 2021 and 2020, respectively, are included in tax-exempt interest on investment securities. The adjustments are based on a federal tax rate of 21% and a Georgia state tax rate of 5.75% with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.
The following table presents the effect of net interest income for changes in the average outstanding volume amounts of interest-earning assets and interest-bearing liabilities and the rates earned and paid on these assets and liabilities from March 31, 2020 to March 31, 2021.

Table 4 - Change in Interest Revenue and Expense on a Taxable Equivalent Basis
	Three Months Ended March 31, 2021
	Compared to Three Months Ended March 31, 2020 Increase (Decrease) Due to Changes in
(dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned fees	$5,459	$(5,172)	$287
Investment securities, taxable	753	(1,113)	(360)
Investment securities, tax-exempt	975	(827)	148
Deposits in banks and short term investments	1,308	(1,539)	(231)
Total interest-earning assets (FTE)	8,495	(8,651)	(156)
Interest-bearing liabilities:
Interest-Bearing Demand and Savings Deposits	648	(1,419)	(771)
Time Deposits	(1,155)	361	(794)
Federal Home Loan Bank Advances	(528)	385	(143)
Paycheck Protection Program Liquidity Facility	—	68	68
Other Borrowed Money	930	(1,063)	(133)
Total interest-bearing liabilities	(105)	(1,668)	(1,773)
Increase in net interest income (FTE)	$8,600	$(6,983)	$1,617
Provision for Loan Losses
The provision for loan losses is based on management's evaluation of probable, inherent losses in the loan portfolio and unfunded commitments and the corresponding analysis of the allowance for loan losses at quarter-end. Provision for loan losses for the three months ended March 31, 2021 was $500,000, respectively, compared to $1,956,000 for the same period in 2020. The amount of provision expense recorded in each period was the amount required such that the total allowance for loan losses reflected the appropriate balance, in the estimation of management, sufficient to cover probable, inherent loan losses in the loan portfolio. The decrease in provision for loan losses in the three months ended March 31, 2021 compared to the same period in 2020 is largely due to the reserve levels that have already been established as a result of unprecedented economic disruptions and uncertainty surrounding the COVID-19 pandemic. See the section captioned “Loans and Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.
Noninterest Income
The following table represents the major components of noninterest income for the periods indicated.

Table 5 - Noninterest Income
	Three Months Ended March 31,		Change
(dollars in thousands)	2021	2020	Amount	Percent
Service charges on deposits	1,222	$1,499	$(277)	(18.5)%
Mortgage fee income	3,995	1,262	2,733	216.6
Gain on sale of SBA loans	1,471	210	1,261	600.5
(Loss)/gain on sale of securities	(4)	293	(297)	(101.4)
Interchange fee	1,530	1,033	497	48.1
BOLI income	208	151	57	37.7
Other noninterest income	154	78	76	97.4
Total noninterest income	$8,576	$4,526	$4,050	89.48%
During the first quarter of 2021, noninterest income increased $4.1 million compared to the same period in 2020. The reason for this increase is primarily due to increases in mortgage loan fee income and gains on the sale of SBA loans.
Service charges on deposit accounts. For the three months ended March 31, 2021, service charges decreased $277,000, or 18.5%, compared to the same period in 2020. The decrease in service charges on deposits is primarily attributed to a

$287,000 decrease in overdraft and service charge income during the quarter as a result of continued lower customer spending due to the COVID-19 pandemic.
Mortgage Fee Income. For the three months ended March 31, 2021, mortgage fee income was $4.0 million, an increase of $2.7 million, or 216.6%, compared to the same period in 2020, respectively. During the three months ended March 31, 2021, there was an continued increase in the demand for mortgage rate locks and mortgage closings due to a historically low interest rate environment. The decrease in mortgage rates was partially attributable to the 150 basis point decrease in the national federal funds rate in 2020 in response to the COVID-19 pandemic.
Gain on Sale of SBA loans. For the three months ended March 31, 2021 and 2020 net realized gains on the sale of the guaranteed portion of SBA loans totaled $1,471,000 and $210,000, respectively. The increase in 2021 is primarily attributable to the growth in the Small Business Specialty Lending compared to the same period in 2020.

Noninterest Expense
The following table represents the major components of noninterest expense for the periods indicated.

Table 6 - Noninterest Expense
	Three months ended March 31,		Change
(dollars in thousands)		2020	Amount	Percent
Salaries and employee benefits	$9,955	$7,498	$2,457	32.8%
Occupancy and equipment	1,326	1,318	8	0.6
Acquisition-related expenses	176	287	(111)	(38.7)
Information technology expenses	1,592	1,316	276	21.0
Professional fees	486	347	139	40.1
Advertising and public relations	580	634	(54)	(8.5)
Communications	218	191	27	14.1
Writedown of building	—	—	—	100.0
FHLB prepayment penalty	—	276	(276)	100.0
Other noninterest expense	1,449	1,476	(27)	(1.8)
Total noninterest expense	$15,782	$13,343	$2,439	18.3%
Noninterest expense for the third quarter of 2020 totaled $15.8 million, up $2.4 million, or 18.3%, from the same period in 2020. Increases in salaries and employee benefits, and information technology expenses, accounted for the majority of increases which was offset by a FHLB prepayment penalty.
Salaries and Employee Benefits. Salaries and employee benefits for the three months ended March 31, 2021 increased $2.5 million, or 32.8%, compared to the same period in 2020. The increase in 2021 is primarily attributable to the growth in the Small Business Specialty Lending and mortgage divisions compared to the same period in 2020.
Other. Other noninterest expense for the three months ended March 31, 2021 remained stable and only decreased $27,000, or 1.8%, compared to the same period in 2020.
Income Tax Expense
Income tax expense for the three months ended March 31, 2021 and 2020 was $1.7 million and $328,000, respectively. The Company’s effective tax rates were a federal tax rate of 21% and a Georgia state tax rate of 5.75% for the three months ended March 31, 2021 and 2020.
Balance Sheet Review
Total assets at March 31, 2021 and December 31, 2020 were $1.8 billion.

Loans and Allowance for Loan Losses
At March 31, 2021, gross loans outstanding (excluding loans held for sale) were $1.1 billion, an increase of $3.3 million, or 0.3%, compared with $1.1 billion at December 31, 2020. During the quarter ended March 31, 2021, PPP loans totaling approximately $45.4 million were forgiven through the SBA, with an additional $46.9 million of PPP loans closed related to the Economic Aid Act.
At March 31, 2021, approximately 61.5% of our loans are secured by commercial real estate. The following table presents a summary of the loan portfolio as of March 31, 2021 and December 31, 2020.

Table 7 - Loans Outstanding
(dollars in thousands)	March 31, 2021	December 31, 2020
Construction, land and land development	$115,967	$121,093
Other commercial real estate	538,080	520,391
Total commercial real estate	654,047	641,484
Residential real estate	178,211	183,021
Commercial, financial, & agricultural	210,315	213,380
Consumer and other	20,202	21,618
Total loans	$1,062,775	$1,059,503

As a percentage of total loans:
Construction, land and land development	10.9%	11.4%
Other commercial real estate	50.6%	49.1%
Total commercial real estate	61.5%	60.5%
Residential real estate	16.8%	17.3%
Commercial, financial & agricultural	19.8%	20.1%
Consumer and other	1.9%	2.0%
Total loans	100%	100%
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
The allowance for loan losses was $12.7 million at March 31, 2021 compared to $8.4 million at March 31, 2020, an increase of $4.3 million, or 51.4%. While asset quality remains stable period over period, social and economic disruption in response to the COVID-19 pandemic continue to result in businesses closures and job losses during 2020 and into 2021. As such, additional qualitative measures were incorporated as part of the March 31, 2021 allowance for loan losses calculation which was the primary cause for the increase to the provision for loan losses during the three months ended March 31, 2021 compared to the same period in 2020.
Additional information about the Company’s allowance for loan losses is provided in Note 4 to our consolidated financial statements as of March 31, 2021, included elsewhere in this Form 10-Q.
The following table presents an analysis of the allowance for loan losses as of and for the three months ended March 31, 2021 and 2020:

Table 8 - Analysis of Allowance for Loan Loss
	March 31, 2021		March 31, 2020
(dollars in thousands)	Reserve	%*	Reserve	%*
Construction, land and land development	$1,053	10.9%	$354	13.6%
Other commercial real estate	7,128	50.6%	4,821	53.0%
Residential real estate	2,411	16.8%	1,202	19.3%
Commercial, financial, & agricultural	1,666	19.9%	1,780	11.8%
Consumer and other	435	1.9%	226	2.3%
	$12,693	100%	$8,383	100%
*Percentage represents the loan balance in each category expressed as a percentage of total end of period loans.

The following table presents a summary of allowance for loan loss for the three months ended March 31, 2021 and 2020.

Table 9 - Summary of Allowance for Loan Loss
	Three Months Ended
(dollars in thousands)	March 31, 2021	March 31, 2020
Allowance for loan loss - beginning balance	$12,127	$6,863
Charge-offs:
Construction, land and land development	—	—
Other commercial real estate	—	30
Residential real estate	—	64
Commercial, financial, & agricultural	15	68
Consumer and other	11	351
Total loans charged-off	26	513
Recoveries:
Construction, land and land development	15	14
Other commercial real estate	—	5
Residential real estate	66	4
Commercial, financial, & agricultural	3	1
Consumer and other	8	55
Total recoveries	92	79
Net (recoveries)/charge-offs	(66)	434
Provision for loan loss	500	1,956
Allowance for loan loss - ending balance	$12,693	$8,385

Net (recoveries)/charge-offs to average loans (annualized)	(0.02)%	0.18%
Allowance for loan losses to total loans	1.19	0.84
Allowance to nonperforming loans	118.88	67.06
Management believes the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio as of March 31, 2021; provided, however, that with the continuing economic impact of the COVID-19 pandemic during 2020 and through the first three months of 2021 leading to significant market changes, high levels of unemployment and increasing degrees of uncertainty in the U.S. economy, the impact on collectability is not currently known, and it is possible that additional provisions for credit losses could be needed in future periods.

Nonperforming Assets
Asset quality remained stable during the first three months of 2021. The continuing effects of the COVID-19 pandemic will likely have an impact on our asset quality, but the full extent is unknown at this point. Nonperforming assets include nonaccrual loans, accruing loans contractually past due 90 days or more, repossessed personal property and other real estate owned ("OREO"). Pursuant to the provisions of the CARES Act, loans granted payment deferrals related to the COVID-19 pandemic are not reported as past due or placed on nonaccrual status (provided the loans were not past due or on nonaccrual status prior to the deferral), and there were no loans under these terms deemed past due or nonaccrual as of March 31, 2021. Nonaccrual loans totaled $10.7 million at March 31, 2021, an increase of $1,498,000, or 16.3%, from $9.2 million at December 31, 2020. There were no loans contractually past due 90 days or more and still accruing for either period presented. At March 31, 2021, OREO totaled $518,000, a decrease of $802,000, or 60.8%, compared with $1.3 million at December 31, 2020. The change in OREO is a combination of sales of assets during first quarter of 2021 offset by a small OREO property addition. At the end of the first quarter 2021, total nonperforming assets as a percent of total assets decreased to 0.62% compared with 0.69% at December 31, 2020.
At March 31, 2021, 5.8% of the Company’s loan portfolio, or $61.8 million, is in the hotel sector which was one of the most sensitive sectors to the COVID-19 pandemic. While our entire loan portfolio is being continuously assessed, enhanced monitoring for these sectors is ongoing. We are continuously working with these customers to evaluate how the current economic conditions are impacting, and will continue to impact, their business operations.
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
Foreclosed property is initially recorded at fair value, less estimated costs to sell. If the fair value, less estimated costs to sell, at the time of foreclosure is less than the loan balance, the deficiency is charged against the allowance for loan losses. If the lesser of the fair value, less estimated costs to sell, or the listed selling price, less the costs to sell, of the foreclosed property decreases during the holding period, a valuation allowance is established with a charge to foreclosed property expense. When the foreclosed property is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property.
Nonperforming assets at March 31, 2021 and December 31, 2020 were as follows:

Table 10 - Nonperforming Assets(1)
(dollars in thousands)	March 31, 2021	December 31, 2020
Nonaccrual loans	$10,677	$9,179
Loans past due 90 days and accruing	—	—
Other real estate owned	518	1,320
Repossessed assets	29	13
Total nonperforming assets	$11,224	$10,512
Nonaccrual loans by loan segment
Construction, land and land development	$74	$32
Commercial real estate	7,037	3,738
Residential real estate	2,641	3,643
Commercial, financial & agriculture	837	1,628
Consumer & other	88	138
Total nonaccrual loans	$10,677	$9,179

NPAs as a percentage of total loans and OREO	1.06%	1.08%
NPAs as a percentages of total assets	0.62%	0.69%
Nonaccrual loans as a percentage of total loans	1.00%	0.95%

(1) Loans granted payment deferrals related to the COVID-19 pandemic are not reported as past due or placed on nonaccrual status (provided the loans were not past due or on nonaccrual status prior to the deferral), there were no loans under these terms deemed past due or nonaccrual as of March 31, 2021.
The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted the borrower a concession that we would not consider otherwise. At March 31, 2021, TDRs totaled $12.7 million, essentially unchanged from $12.6 million reported at December 31, 2020. At March 31, 2021 and December 31, 2020, all TDRs were performing according to their modified terms and were therefore not considered to be nonperforming assets.
In March 2020, regulatory agencies issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by the COVID–19 pandemic. The agencies confirmed with the staff of the FASB that short–term modifications made on a good faith basis in response to the COVID–19 pandemic to borrowers who were current prior to any relief, are not to be considered TDRs. As of March 31, 2021, the Company had approximately $2.9 million in loans still under their modified terms. The Company's modification program included payment deferrals, interest only, and other forms of modifications. See Notes 1 and 3 to of our consolidated financial statements as of March 31, 2021, included elsewhere in this Form 10-Q, for more information regarding accounting treatment of loan modifications as a response to the COVID-19 pandemic.

Deposits
Deposits at March 31, 2021 and December 31, 2020 were as follows:

Table 11 - Deposits
(dollars in thousands)	March 31, 2021	December 31, 2020
Noninterest-bearing deposits	$384,830	$326,999
Interest-bearing deposits	485,801	433,554
Savings	395,092	422,860
Time, $250,000 and over	38,765	34,653
Other time	221,396	226,961
Total deposits	1,525,884	$1,445,027
Total deposits were $1.5 billion and $1.4 billion at March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021, 25.2% of total deposits were comprised of noninterest-bearing accounts and 74.8% comprised of interest-bearing deposit accounts, compared to 22.6% and 77.4% as of December 31, 2020, respectively. The growth in our deposits is due primarily to the combination of government stimulus programs, the deferral of the tax payment deadline, PPP loan proceeds retained on deposits by corporate borrowers, and customer expense and savings habits in response to the COVID-19 pandemic.
We had $1.1 million and $1.4 million in brokered deposits at March 31, 2021 and December 31, 2020, respectively. We use brokered deposits, subject to certain limitations and requirements, as a source of funding to support our asset growth and augment the deposits generated from our branch network, which are our principal source of funding. Our level of brokered deposits varies from time to time depending on competitive interest rate conditions and other factors, and tends to increase as a percentage of total deposits when the brokered deposits are less costly than issuing internet certificates of deposit or borrowing from the FHLB.
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
See Note 8 to our consolidated financial statements as of March 31, 2021, included elsewhere in this Form 10-Q, for a table setting forth the financial instruments that were outstanding whose contract amounts represent credit risk and more information regarding our off-balance sheet arrangements as of March 31, 2021 and December 31, 2020.

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
Cash and cash equivalents at March 31, 2021 and December 31, 2020 were $181.6 million and $183.5 million, respectively. Cash and cash equivalents has remained stable since year-end 2020 due to continued increases in deposits, influenced by government stimulus payments and pandemic stay-at-home orders, which reduced spending and increased liquidity of consumers and businesses in these uncertain times, and PPP loan proceeds retained on deposit by corporate borrowers, as well as our own liquidity actions in the first quarter of 2021. Management believes the various funding sources discussed above are adequate to meet the Company’s liquidity needs without any material adverse impact on our operating results.
Liquidity management involves the matching of cash flow requirements of customers and the ability of the Company to manage those requirements. These requirements of customers include, but are not limited to, deposits being withdrawn or providing assurance to borrowers that sufficient funds are available to meet their credit needs. We strive to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance we have in short-term assets at any given time will adequately cover any reasonably anticipated need for funds. Additionally, we maintain relationships with correspondent banks, which could provide funds on short notice, if needed. We have also invested in FHLB stock for the purpose of establishing credit lines with the FHLB. At March 31, 2021 and December 31, 2020, we had $22.5 million of outstanding advances from the FHLB. Based on the values of loans pledged as collateral, we had $417.7 million and $416.1 million of additional borrowing availability with the FHLB at March 31, 2021 and December 31, 2020, respectively. In addition, on April 20, 2020, the Company completed a Paycheck Protection Program Liquidity Facility ("PPPLF") credit arrangement with The Federal Reserve Bank. This line of credit is secured by PPP loans and bears a fixed interest rate of 0.35% with a maturity date equal to the maturity date of the related PPP loans, with the PPP loans maturing either two or five years from the origination date of the PPP loans. As of March 31, 2021, the outstanding balance totaled $60.6 million, and the Company’s PPP loans and related PPPLF funding had a weighted average life of approximately 2 years.
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
The table below summarizes the capital requirements applicable to the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Bank’s capital ratios as of March 31, 2021 and December 31, 2020. The Bank exceeded all regulatory capital requirements and was considered to be “well-capitalized” as of March 31, 2021 and December 31, 2020. There have been no conditions or events since December 31, 2020 that management believes would change this classification. While the Company believes that it has sufficient capital to withstand an extended economic recession brought about by COVID-19, its reported and regulatory capital ratios could be adversely impacted in future periods.

Table 12 - Capital Ratio Requirements
	Minimum Requirement	Well-capitalized¹
Risk-based ratios:
Common equity tier 1 capital (CET1)	4.5%	6.5%
Tier 1 capital	6.0	8.0
Total capital	8.0	10.0
Leverage ratio	4.0	5.0
(1) The prompt corrective action provisions are only applicable at the bank level.

Table 13 - Capital Ratios
Company	March 31, 2021	December 31, 2020
CET1 risk-based capital ratio	10.49%	10.62%
Tier 1 risk-based capital ratio	12.49	12.71
Total risk-based capital ratio	13.76	13.78
Leverage ratio	8.70	8.49

Colony Bank
CET1 risk-based capital ratio	12.74%	13.48%
Tier 1 risk-based capital ratio	12.74	13.48
Total risk-based capital ratio	13.81	14.55
Leverage ratio	9.05	9.12

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
In addition to interest rate risk, the ongoing COVID-19 pandemic and the related stay-at-home and social-distancing mandates will likely expose us to additional market value risk. Protracted closures, furloughs and lay-offs have curtailed economic activity, and will likely continue to curtail economic activity and could result in lower fair values for collateral in our loan portfolio.
The following table presents our interest sensitivity position at the dates indicated.

Table 14 - Interest Sensitivity
	Increase (Decrease) in Net Interest Income from Base Scenario at
	March 31, 2021	December 31, 2020
Changes in rates
200 basis point increase	11.82%	12.55%
100 basis point increase	6.14	6.71
100 basis point decrease	(3.32)	(2.91)
See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2020 for additional disclosures related to market and interest rate risk.

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
During the quarter ended March 31, 2021, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION
ITEM 1 – LEGAL PROCEEDINGS
In the ordinary course of business, there are various legal proceedings pending against the Company and the Bank. The aggregate liabilities, if any, arising from such proceedings would not, in the opinion of management, have a material adverse effect on the Company’s consolidated financial position.

ITEM 1A – RISK FACTORS
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in "Part I - Item IA - Risk Factors” of the Company’s 2020 Form 10-K, which could materially affect its business, financial position, results of operations, cash flows, or future results. Please be aware that these risks may change over time and other risks may prove to be important in the future. In addition, these risks may be heightened by the disruption and uncertainty resulting from COVID-19. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition or results of operations, or the trading price of our securities.
There are no material changes during the period covered by this Report to the risk factors previously disclosed in the Company's 2020 Form 10-K.

ITEM 2 – UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered shares of the Company’s common stock sold during the three-month period ended March 31, 2021.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5 – OTHER INFORMATION
None.

ITEM 6 – EXHIBITS

2.1 Agreement and Plan of Merger, dated April 22, 2021, by and between Colony Bankcorp, Inc. and SouthCrest Financial Group, Inc. – filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K (File No. 000-12436), filed with the Commission on April 22, 2021 and incorporated herein by reference.

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

10.1 Employment Agreement, dated as of January 19, 2021, between Colony Bankcorp, Inc. and Max Edward Hoyle – filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 000-12436), filed with the Commission on January 26, 2021 and incorporated herein by reference.

31.1 Certificate of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2 Certificate of Chief Financial Officer Pursuant to Section 302 of Sarbanes – Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020; (ii) Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2021 and 2020; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2021 and 2020; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2021 and 2020; (v) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2021 and 2020; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements*

104 The cover page from Colony Bankcorp’s Quarterly Report on Form 10-Q for the three months ended March 31, 2021 (formatted in Inline XBRL and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Colony Bankcorp, Inc.

/s/ T. Heath Fountain
Date: May 17, 2021	T. Heath Fountain
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Tracie Youngblood
Date: May 17, 2021	Tracie Youngblood
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)