Form 10-Q
period 2021-06-30
COLONY BANKCORP INC
filed 2021-08-13
CIK 711669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with the new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 10, 2021, the registrant had 13,674,198 shares of common stock, $1.00 par value per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
(in thousands, except per share data)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$16,897	$17,218
Federal funds sold	4,208	2,227
Interest-bearing deposits in banks	125,161	164,061
Cash and cash equivalents	146,266	183,506
Investment securities available for sale, at fair value	469,714	380,814
Other investments, at cost	2,703	3,296
Loans held for sale	30,910	52,386
Loans	1,022,618	1,059,503
Allowance for loan losses	(12,871)	(12,127)
Loans, net	1,009,747	1,047,376
Premises and equipment	32,689	32,057
Other real estate owned	270	1,006
Goodwill	15,992	15,992
Other intangible assets	1,929	2,271
Bank-owned life insurance	31,805	31,547
Other assets	13,493	13,723
Total assets	$1,755,518	$1,763,974

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits
Noninterest-bearing	$393,677	$326,999
Interest-bearing	1,148,537	1,118,028
Total deposits	1,542,214	1,445,027

Federal Home Loan Bank advances	22,500	22,500
Paycheck Protection Program Liquidity Facility	—	106,789
Other borrowings	37,292	37,792
Other liabilities	6,618	7,378
Total liabilities	1,608,624	1,619,486

Stockholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized, none issued or outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Common stock, par value $1.00 per share; 20,000,000 shares authorized, 9,498,783 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	9,499	9,499
Paid in capital	43,232	43,215
Retained earnings	91,963	84,993
Accumulated other comprehensive income, net of tax	2,200	6,781
Total stockholders' equity	146,894	144,488
Total liabilities and stockholders' equity	$1,755,518	$1,763,974
See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)

	Three Months Ended		Six Months Ended
(dollars in thousands, except per share data)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest income
Loans, including fees	$14,099	$13,699	$27,672	$26,989
Investment securities	1,893	1,794	3,591	3,788
Federal funds sold, deposits with other banks and short term investments	44	48	98	332
Total interest income	16,036	15,541	31,361	31,109

Interest expense
Deposits	569	1,403	1,223	3,621
Federal Home Loan Bank Advances	115	211	230	468
Paycheck Protection Program Liquidity Facility	25	87	93	87
Other borrowings	258	299	515	688
Total interest expense	967	2,000	2,061	4,864
Net interest income	15,069	13,541	29,300	26,245
Provision for loan losses	—	2,200	500	4,156
Net interest income after provision for loan losses	15,069	11,341	28,800	22,089

Noninterest income
Service charges on deposits	1,264	1,091	2,486	2,590
Mortgage fee income	3,005	1,827	7,000	3,089
Gain on sale of SBA loans	1,263	46	2,735	255
Gain on sale of securities	141	—	137	293
Interchange fees	1,667	1,250	3,197	2,283
BOLI Income	222	160	430	311
Other	189	469	367	583
Total noninterest income	7,751	4,843	16,352	9,404

Noninterest expense
Salaries and employee benefits	10,126	7,729	20,081	15,227
Occupancy and equipment	1,245	1,316	2,571	2,634
Acquisition related expenses	865	220	1,040	507
Information technology expenses	1,856	1,380	3,448	2,696
Professional fees	690	480	1,177	862
Advertising and public relations	566	385	1,146	1,020
Communications	308	229	527	420
FHLB prepayment penalty	—	276	—	276
Other	1,809	1,360	3,229	3,111
Total noninterest expense	17,465	13,375	33,219	26,753
Income before income taxes	5,355	2,809	11,933	4,740
Income taxes	1,358	595	3,016	923
Net income	$3,997	$2,214	$8,917	$3,817
Earnings per common share:
Basic	$0.42	$0.23	$0.94	$0.40
Diluted	0.42	0.23	0.94	0.40
Dividends declared per share	0.10	0.10	0.21	0.20
Weighted average common shares outstanding:
Basic	9,498,783	9,498,783	9,498,783	9,498,783
Diluted	9,498,783	9,498,783	9,498,783	9,498,783
 See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income	$3,997	$2,214	$8,917	$3,817
Other comprehensive income:
Unrealized (losses) gains on securities arising during the period	629	2,195	(5,851)	8,697
Tax effect	(146)	(461)	1,375	(1,827)
Realized gains on sale of available for sale securities	(141)	—	(137)	(293)
Tax effect	33	—	32	62
Change in unrealized (losses) gains on securities available for sale, net of reclassification adjustment and tax effects	375	1,734	(4,581)	6,639
Comprehensive income	$4,372	$3,948	$4,336	$10,456

 See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (unaudited)

(in thousands, except per share data)	Common Stock
Three Months Ended	Shares	Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, March 31, 2021	9,499	$9,499	$43,224	$88,939	$1,825	$143,487
Change in net unrealized gains on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	375	375
Dividends on common shares ($0.1025 per share)	—	—	—	(973)	—	(973)
Stock-based compensation expense	—	—	8	—	—	8
Net income	—	—	—	3,997	—	3,997
Balance, June 30, 2021	9,499	$9,499	$43,232	$91,963	$2,200	$146,894

Balance, March 31, 2020	9,499	$9,499	$43,675	$77,631	$5,267	$136,072
Change in net unrealized gains on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	1,734	1,734
Dividends on common shares ($0.10 per share)	—	—	—	(950)	—	(950)
Goodwill adjustment	—	—	(485)	—	—	(485)
Stock-based compensation expense	—	—	9	—	—	9
Net income	—	—	—	2,214	—	2,214
Balance, June 30, 2020	9,499	$9,499	$43,199	$78,895	$7,001	$138,594
 See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (unaudited)

(in thousands, except per share data)	Common Stock
Six Months Ended	Shares	Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2020	9,499	$9,499	$43,215	$84,993	$6,781	$144,488
Change in net unrealized losses on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	(4,581)	(4,581)
Dividends on common shares ($0.21 per share)	—	—	—	(1,947)	—	(1,947)
Stock-based compensation expense	—	—	17	—	—	17
Net income	—	—	—	8,917	—	8,917
Balance, June 30, 2021	9,499	$9,499	$43,232	$91,963	$2,200	$146,894

Balance, December 31, 2019	$9,499	$9,499	$43,667	$76,978	$362	$130,506
Change in net unrealized gains on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	—	6,639	6,639
Dividends on common shares ($0.20 per share)	—	—	—	(1,900)	—	(1,900)
Goodwill adjustment	—	—	(485)	—	—	(485)
Stock-based compensation expense	—	—	17	—	—	17
Net income	—	—	—	3,817	—	3,817
Balance, June 30, 2020	9,499	$9,499	$43,199	$78,895	$7,001	$138,594

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020
Operating Activities
Net income	$8,917	$3,817
Adjustments reconciling net income to net cash provided by operating activities:
Provision for loan losses	500	4,156
Depreciation, amortization, and accretion	3,231	2,042
Share-based compensation expense	17	17
Net change in servicing asset	(485)	(46)
Gain on sales of securities	(137)	(293)
Gain on sales of SBA loans	(2,735)	(255)
Gain on sales of other real estate owned	(36)	—
(Recovery)/Writedown on other real estate owned	80	(98)
Loss on sales of premises & equipment	—	104
Originations of loans held for sale	(207,531)	(83,007)
Proceeds from sales of loans held for sale	231,742	76,802
Change in bank-owned life insurance	(258)	(334)
Deferred tax benefit	(518)	—
Change in other assets	2,261	(2,165)
Change in other liabilities	(760)	2,651
Net cash provided by operating activities	34,288	3,391
Investing Activities
Purchases of investment securities available for sale	(166,995)	(79,988)
Proceeds from maturities, calls, and paydowns of investment securities available for sale	53,620	46,302
Proceeds from sales of investment securities available for sale	17,559	15,314
Change in loans, net	36,671	(147,129)
Purchase of premises and equipment	(1,764)	(2,011)
Proceeds from sales of other real estate owned	837	1,125
Redemption of Federal Home Loan Bank Stock	593	334
Net cash used in investing activities	(59,479)	(166,053)
Financing Activities
Change in noninterest-bearing customer deposits	66,678	96,215
Change in interest-bearing customer deposits	30,509	31,801
Dividends paid for common stock	(1,947)	(1,900)
Proceeds from Paycheck Protection Program Liquidity Fund	—	134,500
Repayment on Paycheck Protection Program Liquidity Fund	(106,789)	—
Repayments on Federal Home Loan Bank Advances	—	(24,500)
Proceeds from Federal Home Loan Bank Advances	—	14,000
Repayments on Other borrowings	(500)	(500)
Net cash provided by (used in) financing activities	(12,049)	249,616
Net (decrease) increase in cash and cash equivalents	(37,240)	86,954
Cash and cash equivalents at beginning of period	183,506	104,092
Cash and cash equivalents at end of period	$146,266	$191,046

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2021 AND 2020
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Six Months Ended
	June 30, 2021	June 30, 2020
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$2,377	$5,179
Cash paid during the period for income taxes	3,600	—
Noncash Investing and Financing Activities
Goodwill adjustment	—	485
Acquisition of real estate through foreclosure	145	1,476
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
The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results which may be expected for the year ending December 31, 2021. These statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 10-K”).
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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Concentrations of Credit Risk
Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions. The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk. At June 30, 2021, approximately 82% of the Company’s loan portfolio was concentrated in loans secured by real estate. A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector. Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.
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
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This update removes several exceptions related to intraperiod tax allocation when there is a loss from continuing operations and income from other items, foreign subsidiaries becoming equity method investments and vice versa, and calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The guidance also amends requirements related to franchise tax that is partially based on income, a step up in the tax basis of goodwill, allocation of consolidated tax expense to a legal entity not subject to tax in its separate financial statements, the effects of enacted changes in tax laws and other minor codification improvements regarding employee stock ownership plans and investments in qualified affordable housing projects. For public entities, this guidance is effective for fiscal years beginning after December 15, 2020. The Company adopted this standard as of January 1, 2021. The adoption of this standard did not have a material impact on the consolidated financial statements.
In January 2020, the FASB issued ASU No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force). This update clarifies whether an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative and how to account for certain forward contracts and purchased options to purchase securities. For public entities, this guidance is effective for fiscal years beginning after December 15, 2020. The Company adopted this standard as of January 1, 2021. The adoption of this standard did not have a material impact on the consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-04, Reference Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments are effective for the Company as of March 12, 2020 through December 31, 2022. The provisions of ASU 2020-04 did not have a material impact on the consolidated financial statements.
Operating, Accounting and Reporting Considerations Related to COVID-19

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The COVID-19 pandemic has negatively impacted the global economy, including the Company’s primary metropolitan markets. In response to this crisis, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed by Congress and signed into law on March 27, 2020. The CARES Act initially provided approximately $2.2 trillion to fight the COVID-19 pandemic and stimulate the economy by supporting individuals and businesses through loans, grants, tax changes, and other types of relief. The CARES Act was later amended to provide additional funding and to make additional changes to the programs it implemented. Some of the provisions applicable to the Company include, but are not limited to:
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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(2) Investment Securities
The amortized cost and estimated fair value of securities available for sale along with gross unrealized gains and losses are summarized as follows:

(dollars in thousands)
June 30, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U.S. agency	18,234	51	(113)	18,172
State, county & municipal securities	82,805	688	(1,090)	82,403
Corporate debt securities	4,750	20	—	4,770
Other securities	8,058	—	(20)	8,038
Mortgage-backed securities	352,894	5,303	(1,866)	356,331
	$466,741	$6,062	$(3,089)	$469,714

December 31, 2020
Securities Available for Sale:
U.S. treasury securities	$245	$—	$—	$245
U.S. agency	1,000	4	—	1,004
State, county & municipal securities	61,298	1,155	(65)	62,388
Corporate debt securities	4,250	1	(1)	4,250
Mortgage-backed securities	305,438	7,837	(348)	312,927
	$372,231	$8,997	$(414)	$380,814
The amortized cost and fair value of investment securities as of June 30, 2021, by contractual maturity, are shown hereafter. Expected maturities may differ from contractual maturities for certain investments because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This is often the case with mortgage-backed securities, which are disclosed separately in the table below.

	Securities Available for Sale
(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$4,058	$4,038
Due after one year through five years	1,897	1,937
Due after five years through ten years	44,757	44,615
Due after ten years	63,135	62,793
	$113,847	$113,383

Mortgage-backed securities	352,894	356,331
	$466,741	$469,714

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Proceeds from the sale of investment securities totaled $17.6 million and $15.3 million for the six months ended June 30, 2021 and 2020, respectively. The sale of investment securities for the six months ended June 30, 2021 and 2020 resulted in gross realized gains of $209,000 and $355,000 and losses of $72,000 and $62,000, respectively.
Investment securities having a carrying value approximating $113.5 million and $126.5 million were pledged to secure public deposits and for other purposes as of June 30, 2021 and December 31, 2020, respectively.
Information pertaining to securities with gross unrealized losses at June 30, 2021 and December 31, 2020 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2021
U.S. agency	$11,992	$(113)	$—	$—	$11,992	$(113)
State, county & municipal securities	40,321	(1,081)	593	(9)	40,914	(1,090)
Corporate debt securities	1,750	—	—	—	1,750	—
Other securities	4,058	(20)	—	—	4,058	(20)
Mortgage-backed securities	126,644	(1,637)	6,042	(229)	132,686	(1,866)
	$184,765	$(2,851)	$6,635	$(238)	$191,400	$(3,089)

December 31, 2020
State, county & municipal securities	$8,282	$(65)	$—	$—	$8,282	$(65)
Corporate debt securities	999	(1)	—	—	999	(1)
Mortgage-backed securities	28,835	(77)	3,949	(271)	32,784	(348)
	$38,116	$(143)	$3,949	$(271)	$42,065	$(414)
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
At June 30, 2021, 94 securities have unrealized losses. These securities are guaranteed by either the U.S. Government, other governments or U.S. corporations. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(3) Loans
The following table presents the composition of loans segregated by legacy and purchased loans and by class of loans, as of June 30, 2021 and December 31, 2020. Purchased loans are defined as loans that were acquired in bank acquisitions.

	June 30, 2021
(dollars in thousands)	Legacy Loans	Purchased Loans	Total
Construction, land and land development	$112,843	$6,097	$118,940
Other commercial real estate	514,225	31,658	545,883
Total commercial real estate	627,068	37,755	664,823
Residential real estate	159,527	10,646	170,173
Commercial, financial, & agricultural (*)	161,295	6,422	167,717
Consumer and other	17,974	1,931	19,905
Total Loans	$965,864	$56,754	$1,022,618

	December 31, 2020
(dollars in thousands)	Legacy Loans	Purchased Loans	Total
Construction, land and land development	$109,577	$11,516	$121,093
Other commercial real estate	477,445	42,946	520,391
Total commercial real estate	587,022	54,462	641,484
Residential real estate	167,714	15,307	183,021
Commercial, financial, & agricultural (*)	200,800	12,580	213,380
Consumer and other	19,037	2,581	21,618
Total Loans	$974,573	$84,930	$1,059,503
(*) Includes $58.8 million and $101.1 million in PPP loans at June 30, 2021 and December 31, 2020
Commercial and industrial loans are extended to a diverse group of businesses within the Company’s market area. These loans are often underwritten based on the borrower’s ability to service the debt from income from the business. Real estate construction loans often require loan funds to be advanced prior to completion of the project. Due to uncertainties inherent in estimating construction costs, changes in interest rates and other economic conditions, these loans often pose a higher risk than other types of loans. Consumer loans are originated at the Bank level.
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
•Grades 7 and 8 – These grades correspond to regulatory classification definitions of “doubtful” and “loss,” respectively. In practice, any loan with these grades would be for a very short period of time, of which the Company has no loans with these assigned grades at June 30, 2021. Management manages the Company’s problem loans in such a way that uncollectible loans or uncollectible portions of loans are charged off immediately with any residual, collectible amounts assigned a risk grade of 6.
The following table presents the loan portfolio, excluding purchased loans, by credit quality indicator (risk grade) as of June 30, 2021 and December 31, 2020. Those loans with a risk grade of 1, 2, 3 or 4 have been combined in the pass column for presentation purposes.

(dollars in thousands)	Pass	Special Mention	Substandard	Total Loans
June 30, 2021
Construction, land and land development	$102,379	$2,812	$7,652	$112,843
Other commercial real estate	478,547	19,132	16,546	514,225
Total commercial real estate	580,926	21,944	24,198	627,068
Residential real estate	150,077	2,787	6,663	159,527
Commercial, financial, & agricultural	157,574	2,139	1,582	161,295
Consumer and other	17,726	117	131	17,974
Total Loans	$906,303	$26,987	$32,574	$965,864

(dollars in thousands)
December 31, 2020
Construction, land and land development	$99,430	$2,940	$7,207	$109,577
Other commercial real estate	430,515	33,579	13,351	477,445
Total commercial real estate	529,945	36,519	20,558	587,022
Residential real estate	157,927	3,855	5,932	167,714
Commercial, financial, & agricultural	196,749	2,870	1,181	200,800
Consumer and other	18,734	124	179	19,037
Total Loans	$903,355	$43,368	$27,850	$974,573

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table presents the purchased loan portfolio by credit quality indicator (risk grade) as of June 30, 2021 and December 31, 2020. Those loans with a risk grade of 1, 2, 3 or 4 have been combined in the pass column for presentation purposes. For the period ending June 30, 2021, the Company did not have any loans classified as “doubtful” or a “loss”.

(dollars in thousands)	Pass	Special Mention	Substandard	Total Loans
June 30, 2021
Construction, land and land development	$5,936	$161	$—	$6,097
Other commercial real estate	27,392	3,403	863	31,658
Total commercial real estate	33,328	3,564	863	37,755
Residential real estate	10,258	299	89	10,646
Commercial, financial, & agricultural	6,076	—	346	6,422
Consumer and other	1,832	3	96	1,931
Total Loans	$51,494	$3,866	$1,394	$56,754

December 31, 2020
Construction, land and land development	$11,275	$241	$—	$11,516
Other commercial real estate	40,825	53	2,068	42,946
Total commercial real estate	52,100	294	2,068	54,462
Residential real estate	14,909	312	86	15,307
Commercial, financial, & agricultural	10,198	1,803	579	12,580
Consumer and other	2,364	25	192	2,581
Total Loans	$79,571	$2,434	$2,925	$84,930
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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table presents the aging of the amortized cost basis in legacy loans by aging category and accrual status as of June 30, 2021 and December 31, 2020:

(dollars in thousands)	30-89 Days Past Due	90 Days or More Past Due	Total Accruing Loans Past Due	Nonaccrual Loans	Current Loans	Total Loans
June 30, 2021
Construction, land and land development	$25	$—	$25	$47	$112,771	$112,843
Other commercial real estate	161	—	161	4,870	509,194	514,225
Total commercial real estate	186	—	186	4,917	621,965	627,068
Residential real estate	383	—	383	3,237	155,907	159,527
Commercial, financial, & agricultural	164	—	164	654	160,477	161,295
Consumer and other	15	—	15	88	17,871	17,974
Total Loans	$748	$—	$748	$8,896	$956,220	$965,864

December 31, 2020
Construction, land and land development	$1,314	$—	$1,314	$80	$108,183	$109,577
Other commercial real estate	229	—	229	2,545	474,671	477,445
Total commercial real estate	1,543	—	1,543	2,625	582,854	587,022
Residential real estate	667	—	667	2,873	164,174	167,714
Commercial, financial, & agricultural	150	—	150	1,010	199,640	200,800
Consumer and other	48	—	48	102	18,887	19,037
Total Loans	$2,408	$—	$2,408	$6,610	$965,555	$974,573

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table presents the aging of the amortized cost basis in purchased loans by aging category and accrual status as of June 30, 2021 and December 31, 2020:

(dollars in thousands)	30-89 Days Past Due	90 Days or More Past Due	Total Accruing Loans Past Due	Nonaccrual Loans	Current Loans	Total Loans
June 30, 2021
Construction, land and land development	$—	$—	$—	$—	$6,097	$6,097
Other commercial real estate	—	—	—	87	31,571	31,658
Total commercial real estate	—	—	—	87	37,668	37,755
Residential real estate	—	—	—	79	10,567	10,646
Commercial, financial, & agricultural	—	—	—	47	6,375	6,422
Consumer and other	—	—	—	96	1,835	1,931
Total Loans	$—	$—	$—	$309	$56,445	$56,754

December 31, 2020
Construction, land and land development	$—	$—	$—	$117	$11,399	$11,516
Other commercial real estate	544	—	544	2,068	40,334	42,946
Total commercial real estate	544	—	544	2,185	51,733	54,462
Residential real estate	15	—	15	85	15,207	15,307
Commercial, financial, & agricultural	125	—	125	55	12,400	12,580
Consumer and other	—	—	—	193	2,388	2,581
Total Loans	$684	$—	$684	$2,518	$81,728	$84,930

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table details impaired loan data, including purchased credit impaired loans, as of June 30, 2021.

	June 30, 2021
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment
With No Related Allowance Recorded
Construction, land and land development	$6,968	$6,967	$—	$7,143
Commercial real estate	7,383	6,510	—	9,245
Residential real estate	1,036	1,036	—	1,075
Commercial, financial & agriculture	85	85	—	43
Consumer & other	—	—	—	—
	15,472	14,598	—	17,506

With An Allowance Recorded
Construction, land and land development	—	—	—	—
Commercial real estate	5,283	5,283	1,350	5,619
Residential real estate	1,130	1,130	224	1,197
Commercial, financial & agriculture	—	—	—	132
Consumer & other	—	—	—	2
	6,413	6,413	1,574	6,950

Purchased Credit Impaired Loans
Construction, land and land development	115	91	—	85
Commercial real estate	863	862	38	415
Residential real estate	12	12	9	9
Commercial, financial & agriculture	55	47	4	43
Consumer & other	192	96	96	64
	1,237	1,108	147	616
Total
Construction, land and land development	7,083	7,058	—	7,228
Commercial real estate	13,529	12,655	1,388	15,279
Residential real estate	2,178	2,178	233	2,281
Commercial, financial & agriculture	140	132	4	218
Consumer & other	192	96	96	66
	$23,122	$22,119	$1,721	$25,072

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table details impaired loan data as of December 31, 2020.

	December 31, 2020
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment
With No Related Allowance Recorded
Construction, land and land development	$6,969	$6,982	$—	$2,841
Commercial real estate	11,978	11,105	—	12,190
Residential real estate	1,140	1,122	—	2,142
Commercial, financial & agriculture	42	40	—	203
Consumer & other	—	—	—	—
	20,129	19,249	—	17,376

With An Allowance Recorded
Construction, land and land development	—	—	—	—
Commercial real estate	6,292	6,325	1,436	5,945
Residential real estate	1,274	1,230	226	703
Commercial, financial & agriculture	310	310	263	1,118
Consumer & other	—	—	—	—
	7,876	7,865	1,925	7,766
Purchased Credit Impaired Loans
Construction, land and land development	118	94	—	96
Commercial real estate	—	—	—	63
Residential real estate	14	11	4	13
Commercial, financial & agriculture	55	46	—	49
Consumer & other	192	96	81	113
	379	247	85	334
Total
Construction, land and land development	7,087	7,076	—	2,937
Commercial real estate	18,270	17,430	1,436	18,198
Residential real estate	2,428	2,363	230	2,858
Commercial, financial & agriculture	407	396	263	1,370
Consumer & other	192	96	81	113
	$28,384	$27,361	$2,010	$25,476
Interest income recorded on impaired loans during the three and six months ended June 30, 2021 and 2020 were $325,000, , $563,000, $104,000 and $154,000 respectively.

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
As discussed in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2020, which are included in the Company’s 2020 Form 10-K, once a loan is identified as a TDR, it is accounted for as an impaired loan. The Company had no unfunded commitments to lend to a customer that has a troubled debt restructured loan as of June 30, 2021. The Company had one construction, land and land development loan restructured during the six month period ended June 30, 2021 with outstanding principal balance of $511,000. Loans modified in a troubled debt restructuring are considered to be in default once the loan becomes 90 days past due. A TDR may cease being classified as impaired if the loan is subsequently modified at market terms and, has performed according to the modified terms for at least six months, and there has not been any prior principal forgiveness on a cumulative basis.
The Company had no loans that subsequently defaulted during the six months ended June 30, 2021 and 2020.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(4) Allowance for Loan Losses
The following tables detail activity in the allowance for loan losses, segregated by class of loan, for the six month periods ended June 30, 2021 and June 30, 2020. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other loan categories and periodically may result in reallocation within the provision categories.

(dollars in thousands)	Construction, land and land development	Other commercial real estate	Residential real estate	Commercial, financial & agricultural	Consumer and other	Total
Three Months Ended June 30, 2021
Beginning Balance	$1,053	$7,128	$2,411	$1,666	$435	$12,693
Charge-offs	—	(36)	—	—	(32)	(68)
Recoveries	70	95	44	15	22	246
Provision	2	90	(182)	92	(2)	—
Ending balance	1,125	7,277	2,273	1,773	423	12,871

Six Months Ended June 30, 2021
Beginning Balance	$1,013	$6,880	$2,278	$1,713	$243	$12,127
Charge-offs	—	(36)	—	(15)	(43)	(94)
Recoveries	85	95	110	18	30	338
Provision	27	338	(115)	57	193	500
Ending balance	1,125	7,277	2,273	1,773	423	12,871

Period end amount allocated to
Individually evaluated for impairment	—	1,350	224	—	—	1,574
Collectively evaluated for impairment	1,125	5,889	2,040	1,769	327	11,150
Purchase credit impaired	—	38	9	4	96	147
Ending Balance	1,125	7,277	2,273	1,773	423	12,871

Loans
Individually evaluated for impairment	6,968	11,793	2,166	85	—	21,012
Collectively evaluated for impairment	111,881	533,228	167,995	167,585	19,809	1,000,498
Purchase credit impaired	91	862	12	47	96	1,108
Ending balance	$118,940	$545,883	$170,173	$167,717	$19,905	$1,022,618

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(dollars in thousands)	Construction, land and land development	Other commercial real estate	Residential real estate	Commercial, financial & agricultural	Consumer and other	Total
Three Months Ended June 30, 2020
Beginning Balance	$354	$4,821	$1,203	$1,780	$226	$8,384
Charge-offs	(4)	—	(16)	—	(364)	(384)
Recoveries	12	21	6	19	31	89
Provision	397	869	438	114	382	2,200
Ending balance	759	5,711	1,631	1,913	275	10,289
Six Months Ended June 30, 2020
Beginning Balance	$215	$3,908	$980	$1,657	$103	$6,863
Charge-offs	(4)	(30)	(80)	(68)	(715)	(897)
Recoveries	25	26	10	20	86	167
Provision	523	1,807	721	304	801	4,156
Ending balance	759	5,711	1,631	1,913	275	10,289

December 31, 2020
Period end amount allocated to
Individually evaluated for impairment	—	1,436	226	263	—	1,925
Collectively evaluated for impairment	1,013	5,444	2,048	1,450	162	10,117
Purchase credit impaired	—	—	4	—	81	85
Ending Balance	1,013	6,880	2,278	1,713	243	12,127

Loans
Individually evaluated for impairment	6,982	17,430	2,352	350	—	27,114
Collectively evaluated for impairment	114,017	502,961	180,658	212,984	21,522	1,032,142
Purchase credit impaired	94	—	11	46	96	247
Ending Balance	$121,093	$520,391	$183,021	$213,380	$21,618	$1,059,503
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

(dollars in thousands)	Classification	June 30, 2021	December 31, 2020
Assets
Operating lease right-of-use assets	Other assets	$324	$511
Liabilities
Operating lease liabilities	Other liabilities	332	517
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
Operating lease cost was $39,000, $64,000, $98,000, and $116,000 for the three and six months ended June 30, 2021 and 2020, respectively.
As of June 30, 2021, the weighted average remaining lease term was 1.74 years and the weighted average discount rate was 1.34%.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table represents the future maturities of the operating lease liabilities and other lease information as of June 30, 2021.

(dollars in thousands)		Lease Liability
2021		$165
2022		116
2023		54
Total lease payments		$335
Less: interest		(3)
Present value of lease liabilities		$332

Supplemental lease information:
Cash paid for amounts included in the measurement of lease liabilities:	June 30, 2021	June 30, 2020
Operating cash flows from operating leases (cash payments)	$92	$116
Operating cash flows from operating leases (lease liability addition)	—	110
Operating lease right-of-use assets obtained in exchange for leases entered into during the period	170	196

(6) Borrowings
The following table presents information regarding the Company’s outstanding borrowings at June 30, 2021 and December 31, 2020:

(dollars in thousands)	June 30, 2021	December 31, 2020
Federal Home Loan Bank advances	$22,500	$22,500
Paycheck Protection Program (PPP) Liquidity Facility	—	106,789
Other borrowings	37,292	37,792
	$59,792	$167,081
Advances from the Federal Home Loan Bank (“FHLB”) have maturities ranging from 2021 to 2029 and interest rates ranging from 1.05% to 3.51%. As collateral on the outstanding FHLB advances, the Company has provided a blanket lien on its portfolio of qualifying residential first mortgage loans, commercial loans, multifamily loans and HELOC loans. At June 30, 2021, the lendable collateral of those loans pledged is $88.6 million. At June 30, 2021, the Company had remaining credit availability from the FHLB of $426.5 million. The Company may be required to pledge additional qualifying collateral in order to utilize the full amount of the remaining credit line.
On May 1, 2019, the Company entered into two borrowing arrangements with a correspondent bank for $10.0 million each. The term note is secured by the Bank’s stock, expiring on May 1, 2024, and bears a fixed interest rate of 4.70%. The line of credit is also secured by the Bank’s stock, expiring on July 30, 2022, and bears a variable interest rate of Wall Street Journal Prime minus 0.40%.The proceeds were used for the acquisition of LBC Bancshares, Inc. and its subsidiary, Calumet Bank. As of June 30, 2021, the outstanding balance of the term note and the line of credit totaled $7.8 million and $5.3 million, respectively.
On April 20, 2020 the Company completed a Paycheck Protection Program Liquidity Facility (PPPLF) credit arrangement with the Federal Reserve. This line of credit was secured by PPP loans and bore a fixed interest rate of 0.35% with a maturity date equal to the maturity date of the related PPP loans, with the PPP loans maturing either two or five years from the origination date of the PPP loan. An advance of $140.7 million through the PPPLF was used for the funding of PPP loans. The Company's PPPLF was paid off in second quarter of 2021.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The aggregate stated maturities of other borrowed money at June 30, 2021 are as follows:

(dollars in thousands)
Year	Amount
2021	$5,313
2022	—
2023	3,000
2024	7,750
2025	4,500
2026 and After	39,229
PPPLF	—
$59,792
The Company also has available federal funds lines of credit with various financial institutions totaling $41.5 million, none of which were outstanding at June 30, 2021.
The Company has the ability to borrow funds from the Federal Reserve Bank (“FRB”) of Atlanta utilizing the discount window. The discount window is an instrument of monetary policy that allows eligible institutions to borrow money from the FRB on a short-term basis to meet temporary liquidity shortages caused by internal or external disruptions. At June 30, 2021, the Company had borrowing capacity available under this arrangement, with no outstanding balances. The Company would be required to pledge certain available-for-sale investment securities as collateral under this agreement.
The Company's debentures issued in connection with trust preferred securities are recorded as subordinated debentures on the consolidated balance sheets, but, subject to certain limitations, qualify as Tier 1 capital for regulatory capital purposes. At June 30, 2021 and December 31, 2020, $24.2 million of debentures underlying trust preferred securities were outstanding. The proceeds from the offerings were used to fund certain acquisitions, pay off holding company debt and inject capital into the bank subsidiary. The debentures underlying the trust preferred securities require quarterly interest payments.

(8) Earnings Per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflects the potential dilution of restricted stock.
The following table presents earnings per share for the three and six months ended June 30, 2021 and 2020.

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator
Net income available to common stockholders	$3,997	$2,214	$8,917	$3,817

Denominator
Weighted average number of common shares
Outstanding for basic earnings per common share	9,499	9,499	9,499	9,499
Weighted-average number of shares outstanding for diluted earnings per common share	9,499	9,499	9,499	9,499

Earnings per share - basic	$0.42	$0.23	$0.94	$0.40

Earnings per share - diluted	$0.42	$0.23	$0.94	$0.40

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
At June 30, 2021 and December 31, 2020 the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
(dollars in thousands)	June 30, 2021	December 31, 2020
Loan commitments	$238,679	$198,029
Letters of credit	5,200	3,634
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
Legal Contingencies. In the ordinary course of business, there are various legal proceedings pending against the Company and the Bank. As of June 30, 2021, the aggregate liabilities, if any, arising from such proceedings would not, in the opinion of management, have a material adverse effect on the Company’s consolidated financial position.

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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Disclosures of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis, are required in the financial statements.
The carrying amount, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2021 and December 31, 2020 are as follows:

	Fair Value Measurements
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
June 30, 2021
Assets
Cash and short-term investments	$146,266	$146,266	$146,266	$—	$—
Investment securities available for sale	469,714	469,714	—	469,714	—
Other investments, at cost	2,703	2,703	—	2,703	—
Loans held for sale	30,910	30,910	—	30,910	—
Loans, net	1,009,747	1,021,651	—	—	1,021,651

Liabilities
Deposits	1,542,214	1,542,836	—	1,542,836	—
Federal Home Loan Bank advances	22,500	21,257	—	21,257	—
Other borrowings	37,292	37,267	—	37,267	—

	Fair Value Measurements
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2020
Assets
Cash and short-term investments	$183,506	$183,506	$183,506	$—	$—
Investment securities available for sale	380,814	380,814	245	380,569	—
Other investments, at cost	3,296	3,296	—	3,296	—
Loans held for sale	52,386	52,386	—	52,386	—
Loans, net	1,047,376	1,063,785	—	—	1,063,785

Liabilities
Deposits	1,445,027	1,445,984	—	1,445,984	—
Paycheck Protection Program Liquidity Facility	106,789	106,789	—	106,789
Federal Home Loan Bank advances	22,500	20,817	—	20,817	—
Other borrowings	37,792	37,792	—	37,792	—

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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Assets Measured at Fair Value on a Recurring and Nonrecurring Basis – The following table presents the recorded amount of the Company’s assets measured at fair value on a recurring and nonrecurring basis as of June 30, 2021 and December 31, 2020, aggregated by the level in the fair value hierarchy within which those measurements fall. The table below includes only impaired loans with a specific reserve and only other real estate properties with a valuation allowance at June 30, 2021 and December 31, 2020. Those impaired loans and other real estate properties are shown net of the related specific reserves and valuation allowances.

		Fair Value Measurements at Reporting Date Using
(dollars in thousands)	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2021
Nonrecurring
Collateral dependent impaired loans	$4,839	$—	$—	$4,839
Other real estate owned	270	—	—	270
Total nonrecurring assets	$5,109	$—	$—	$5,109

		Fair Value Measurements at Reporting Date Using
(dollars in thousands)	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2020
Nonrecurring
Collateral dependent impaired loans	$5,939	$—	$—	5,939
Other real estate owned	1,006	—	—	1,006
Total nonrecurring assets	$6,945	$—	$—	$6,945

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
The following table presents quantitative information about the significant unobservable inputs used in the fair value measurements for assets in level 3 of the fair value hierarchy measured on a nonrecurring basis at June 30, 2021 and December 31, 2020. This table is comprised primarily of collateral dependent impaired loans and other real estate owned:

(dollars in thousands)	June 30, 2021	Valuation Techniques	Unobservable Inputs	Range Weighted Avg
Collateral dependent impaired loans	$4,839	Appraised Value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	25%	100%
Other real estate owned	270	Appraised Value/Comparable Sales	Discounts to reflect current market conditions and estimated costs to sell	—%	20%

(dollars in thousands)	December 31, 2020	Valuation Techniques	Unobservable Inputs	Range Weighted Avg
Collateral dependent impaired loans	$5,939	Appraised Value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	25%	100%
Other real estate owned	1,006	Appraised Value/Comparable Sales	Discounts to reflect current market conditions and estimated costs to sell	—%	20%

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The table below presents a reconciliation and statement of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the six months ended June 30, 2020.

Available for Sale Securities
June 30, 2020
Balance, Beginning	$2,022
Transfers out of Level 3	—
Sales	—
Paydowns	(16)
Realized Loss on Sale of Security	—
Unrealized gains (losses) included in Other Comprehensive Income	—
Balance, Ending	$2,006
The Company’s policy is to recognize transfers in and transfers out of levels 1, 2 and 3 as of the end of a reporting period. There were no transfers of securities between levels for the six months ended June 30, 2020.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(10) Segment Information
The Company’s operating segments include banking, mortgage banking and small business specialty lending division. The reportable segments are determined by the products and services offered, and internal reporting. The Bank segment derives its revenues from the delivery of full-service financial services, including retail and commercial banking services and deposit accounts. The Mortgage Banking segment derives its revenues from the origination and sales of residential mortgage loans held for sale. The Small Business Specialty Lending Division segment derives its revenue from the origination, sales and servicing of Small Business Administration loans and other government guaranteed loans. Segment performance is evaluated using net interest income and noninterest income. Income taxes are allocated based on income before income taxes, and indirect expenses (includes management fees) are allocated based on various internal factors for each segment. Transactions among segments are made at fair value. Information reported internally for performance assessment follows. The following tables present information reported internally for performance assessment for the three and six months ended June 30, 2021 and 2020:

(dollars in thousands)	Bank	Mortgage Banking	Small Business Specialty Lending Division	Totals
Three months ended June 30, 2021
Net Interest Income	$14,864	$123	$82	$15,069
Provision for Loan Losses	—	—	—	—
Noninterest Income	3,354	2,997	1,400	7,751
Noninterest Expenses	13,366	2,887	1,212	17,465
Income Taxes	1,241	60	57	1,358
Segment Profit	$3,611	$173	$213	$3,997

Segments Assets at June 30, 2021	$1,710,345	$25,149	$20,024	$1,755,518

Full time employees at June 30, 2021	291	51	23	365

(dollars in thousands)	Bank	Mortgage Banking	Small Business Specialty Lending Division	Totals
Three months ended June 30, 2020
Net Interest Income	$13,440	$82	$19	$13,541
Provision for Loan Losses	2,200	—	—	2,200
Noninterest Income	2,901	1,821	121	4,843
Noninterest Expenses	10,158	1,697	1,520	13,375
Income Taxes	842	43	(290)	595
Segment Profit (Loss)	$3,141	$163	$(1,230)	$2,214

Segments Assets at December 31, 2020	$1,709,696	$50,266	$4,012	$1,763,974

Full time employees at June 30, 2020	321	40	13	374

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	Bank	Mortgage Banking	Small Business Specialty Lending Division	Totals
Six months ended June 30, 2021
Net Interest Income	$28,797	$291	$212	$29,300
Provision for Loan Losses	500	—	—	500
Noninterest Income	6,384	6,983	2,985	16,352
Noninterest Expenses	25,298	5,680	2,241	33,219
Income Taxes	2,401	414	201	3,016
Segment Profit	$6,982	$1,180	$755	$8,917

	Bank	Mortgage Banking	Small Business Specialty Lending Division	Totals
Six months ended June 30, 2020
Net Interest Income	$26,096	$116	$33	$26,245
Provision for Loan Losses	4,156	—	—	4,156
Noninterest Income	5,950	3,074	380	9,404
Noninterest Expenses	21,825	2,892	2,036	26,753
Income Taxes	1,210	54	(341)	923
Segment Profit (Loss)	$4,855	$244	$(1,695)	$3,817

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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  As of June 30, 2021, the interim final Basel III rules (“Basel III”) require the Company to also maintain minimum amounts and ratios of common equity Tier 1 capital to risk-weighted assets.  These amounts and ratios as defined in regulations are presented hereafter.  Management believes, as of June 30, 2021, the Company meets all capital adequacy requirements to which it is subject under the regulatory framework for prompt corrective action.  In the opinion of management, there are no events or conditions since prior notification of capital adequacy from the regulators that have changed the institution’s category.
The Basel III rules also require the implementation of a new capital conservation buffer comprised of common equity Tier 1 capital.  The capital conservation buffer was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increase each subsequent year by 0.625% until reaching its final level of 2.5% on January 1, 2019.
The Bank participated in the PPP and the PPPLF to fund PPP Loans. In accordance with regulatory guidance, PPP loans pledged as collateral for PPPLF, and PPPLF advances, are excluded from leverage capital ratios. PPP loans will also carry a 0% risk-weight for risk-based capital rules. All PPPLF advances were repaid in full during the second quarter of 2021.
The Board of Governors of the Federal Reserve raised the threshold for determining applicable of the Small Bank Holding Company and Savings and Loan Company Policy Statement in August 2018 from $1 billion to $3 billion in consolidated total assets to provide regulatory burden relief, therefore, the Company is no longer subject to the minimum capital requirements on a consolidated basis.
The following table summarizes regulatory capital information as of June 30, 2021 and December 31, 2020 on a consolidated basis and for the subsidiary, as defined.  Regulatory capital ratios for June 30, 2021 and December 31, 2020 were calculated

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
in accordance with the Basel III rules.

(dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2021
Total Capital to Risk-Weighted Assets
Consolidated	$163,144	14.56%	$89,640	8.00%	N/A	N/A
Colony Bank	163,639	14.99	87,332	8.00	$109,165	10.00%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	150,273	13.41	67,236	6.00	N/A	N/A
Colony Bank	150,946	13.85	65,392	6.00	87,189	8.00

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	126,773	11.31	50,440	4.50	N/A	N/A
Colony Bank	150,946	13.85	49,044	4.50	70,841	6.50

Tier 1 Capital to Average Assets
Consolidated	150,273	8.45	71,135	4.00	N/A	N/A
Colony Bank	150,946	8.84	68,301	4.00	85,377	5.00

(dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020
Total Capital to Risk-Weighted Assets
Consolidated	$155,447	13.78%	$90,245	8.00%	N/A	N/A
Colony Bank	164,050	14.55	90,199	8.00	$112,749	10.00%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	143,320	12.71	67,657	6.00	N/A	N/A
Colony Bank	151,923	13.48	67,622	6.00	90,162	8.00

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	119,820	10.62	50,771	4.50	N/A	N/A
Colony Bank	151,923	13.48	50,716	4.50	73,257	6.50

Tier 1 Capital to Average Assets
Consolidated	143,320	8.49	67,524	4.00	N/A	N/A
Colony Bank	151,923	9.12	66,633	4.00	83,291	5.00

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(13) Subsequent Events
Effective August 1, 2021, the Company completed its acquisition (the “Merger”) of SouthCrest Financial Group, Inc. ("SouthCrest"), the holding company for SouthCrest Bank, N.A., pursuant to the Agreement and Plan of Merger, dated April 22, 2021 (the “Merger Agreement”). On August 1, 2021, SouthCrest was merged with and into the Company, and SouthCrest Bank, N.A. was merged with and into Colony Bank.
Pursuant to the terms of the Merger Agreement, each share of SouthCrest common and preferred stock was converted into the right to receive either $10.45 in cash or 0.7318 shares of the Company’s common stock, subject to customary proration and allocation procedures such that approximately 27.5% of SouthCrest shares were converted to cash consideration and the remaining 72.5% of SouthCrest shares were converted to Company common stock. Based on the Company’s closing stock price of $17.90 per share as of July 30, 2021, the last trading day prior to consummation of the Merger, the value of the merger consideration is estimated to be $96 million. In aggregate, the Company issued approximately 4.0 million shares of its common stock in the Merger.
Dividend
On July 22, 2021, the Board of Directors declared a quarterly cash dividend of $0.1025 per share, to be paid on its common stock on August 17, 2021, to shareholders of record as of the close of business on August 3, 2021.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Colony Bankcorp, Inc. and our wholly owned subsidiary, Colony Bank, from December 31, 2020 through June 30, 2021 and on our results of operations for the three months ended June 30, 2021 and 2020. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto in the Company's 2020 Form 10-K, and information presented elsewhere in this Quarterly Report on Form 10-Q, particularly the unaudited consolidated financial statements and related notes appearing in Item 1.
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
•our ability to manage our growth;
•risks that our expected revenue synergies and cost savings from our recent acquisition of SouthCrest         Financial Group, Inc. (“SouthCrest”) are not fully realized or may take longer than anticipated to be realized;
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
•changes in our accounting standards;
•changes in tariffs and trade barriers;
•changes in federal tax law or policy; and
•other risks and factors identified in our 2020 Form 10-K, and this Quarterly Report on Form 10-Q for the period ended June 30, 2021, and in any of the Company's subsequent reports filed with the SEC and available on its website at www.sec.gov.
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
In addition, we have been participating in the SBA Paycheck Protection Program (“PPP”) under CARES Act to help provide loans to our business customers in need. As of June 30, 2021, the Company has closed with the SBA $46.9 million of PPP loans related to Economic Aid Act. During the quarter ended June 30, 2021, $45.4 million in PPP loans related to CARES Act were forgiven. Loan fees collected related to these loans is approximately $3.6 million. In accordance with U.S. generally accepted accounting principles ("GAAP"), recognition of these fees was deferred and recognized over the life of the loans, with all fees to be recognized when the loan is repaid in full, including as a result of forgiveness.
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
SouthCrest Acquisition
On August 1, 2021, the Company completed its previously announced acquisition (the “Merger”) of SouthCrest Financial Group, Inc. (“SouthCrest”), a Georgia corporation and the parent holding company of SouthCrest Bank, N.A.
The Merger was completed pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated April 22, 2021, by and between the Company and SouthCrest. In accordance with the terms of the Merger Agreement, at the effective time, SouthCrest was merged with and into the Company, with the Company surviving the Merger. Immediately following the holding company Merger, SouthCrest Bank, N.A. was merged with and into Colony Bank, with Colony Bank as the surviving bank.
Pursuant to the terms of the Merger Agreement, each issued and outstanding share of SouthCrest common stock was converted into the right to receive either $10.45 in cash or 0.07318 shares of Colony common stock. In aggregate, Colony issued approximately 4.0 million shares of its common stock in the Merger.
Overview
The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of June 30, 2021 and December 31, 2020, and results of operations for each of the six month periods ended June 30, 2021 and 2020. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.

At June 30, 2021, the Company had total consolidated assets of $1.8 billion, total loans of $1.0 billion, total deposits of $1.5 billion, and stockholders’ equity of $146.9 million. The Company reported net income of $8.9 million, or $0.94 per diluted share, for the first six months of 2021, compared to net income of $3.8 million, or $0.40 per diluted share, for the six months of 2020. The Company reported net income of $4.0 million, or $0.42 per diluted share, for the second quarter of 2021, compared to net income of $2.2 million, or $0.23 per diluted share, for the second quarter of 2020. The increase in net income for the three and six months ended June 30, 2021 was driven by a decrease in provision for loan loss and an increase in mortgage fee income, interchange fees and gain on sale of SBA loans.
Net interest income on a tax equivalent basis increased to $29.6 million for the first six months of 2021, compared to $26.3 million for the six months of 2020, due to a decrease in interest expense on deposits. The net interest margin increased to 3.57% for the six months ended June 30, 2021 from 3.53% for the same period in 2020. The reason for the decrease in net interest margin is primarily due to a decrease in yield on investments, which was offset by lower borrowing and deposit rates. Net interest income on a tax equivalent basis increased to $15.2 million for the second quarter of 2021, compared to $13.6 million for the second quarter of 2020, due to a decrease in interest expense on deposits. The net interest margin increased to 3.68% for the second quarter of 2021 from 3.46% for the same period in 2020. The reason for the increase in net interest margin is primarily due to a decrease in yield on borrowings and deposits, which was offset by lower yield on investments.
The provision for loan losses was $500,000 for the first six months of 2021, compared to $4.2 million for the first six months of 2020. The provision for loan losses was zero for the second quarter of 2021, compared to $2.2 million for the second quarter of 2020. Net recoveries for the first six months of 2021 were $244,000 compared to net charge-offs of $730,000 for the same period in 2020. Net recoveries for the second quarter of 2021 were $178,000 compared to net charge-offs of $295,000 for the same period in 2020. As of June 30, 2021, Colony’s allowance for loan losses was $12.9 million, or 1.26% of total loans, compared to $12.1 million, or 1.19% of total loans, at December 31, 2020. At June 30, 2021 and December 31, 2020, nonperforming assets were $9.5 million and $10.2 million, or 0.54% and 0.69% of total assets, respectively. While asset quality remains stable period over period, social and economic disruption in response to the COVID-19 pandemic continued to result in business closures and job losses during 2021. As such, additional qualitative measures were incorporated in first and second quarter of 2021 allowance for loan losses calculation.
Noninterest income of $16.4 million first six months of 2021 was up $6.9 million, or 73.88%, from the first six months of 2020. Noninterest income of $7.8 million for the second quarter of 2021 was up $2.9 million or 60.0%, from the second quarter of 2020. The increase was primarily due to increases in mortgage fee income, gain on sale of SBA loans, and interchange fees.
For the first six months of 2021, noninterest expense of $33.2 million increased $6.5 million, or 24.17%, from the same period in 2020. For the second quarter of 2021, noninterest expense of $17.5 million increased $4.1 million, or 30.58%, from the same period in 2020. Increases in noninterest expense are in part due to the growth experienced by Colony and changes to organizational structure that are associated with that growth. Those expenses that were the primary contributors to the increase year over year include salaries and employee benefits. See "Table 6 - Noninterest expense" for more detail and discussion on the primary drivers to the increase in noninterest expense.
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

Table 1 - Non-GAAP Performance Measures Reconciliation
(dollars in thousands, except per share data)
	2021		2020
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Non-GAAP Measures
Operating net income reconciliation
Net income (GAAP)	$3,997	$4,919	$4,900	$3,098	$2,214
Acquisition-related expenses	865	176	148	207	220
Thomaston building writedown	—	—	—	582	—
Gain on sale of Thomaston Branch	—	—	(1,026)	—	—
Income tax benefit of acquisition-related expenses	(225)	(46)	184	(166)	(46)
Operating net income	$4,637	$5,049	$4,206	$3,721	$2,388
Weighted average diluted shares	9,498,783	9,498,783	9,498,783	9,498,783	9,498,783
Adjusted earnings per diluted share	$0.49	$0.53	$0.44	$0.39	$0.25
Tangible common book value per share reconciliation
Common book value per share (GAAP)	$15.46	$15.11	$15.21	$14.78	$14.59
Effect of goodwill and other intangibles	(1.89)	(1.97)	(1.95)	(1.96)	(1.96)
Tangible common book value per share	$13.57	$13.14	$13.26	$12.82	$12.63

Results of Operations
We reported net income and diluted earnings per share of $8.9 million and $0.94, respectively, for the first six months of 2021. This compared to net income and diluted earnings per share of $3.8 million and $0.40, respectively, for the same period in 2020.We reported net income and diluted earnings per share of $4.0 million and $0.42, respectively, for the second quarter of 2021. This compared to net income and diluted earnings per share of $2.2 million and $0.23, respectively, for the same period in 2020.
We reported operating net income of $9.7 million for the first six months of 2021, compared to $4.2 million for the same period in 2020. For the first six months of 2021, operating net income excludes acquisition-related expenses, which, net of tax, totaled $1.0 million. For the first six months of 2020, operating net income excludes acquisition-related expenses, which, net of tax, totaled $770,000. We reported operating net income of $4.6 million for the second quarter 2021, compared to $2.4 million for the same period in 2020. For the second quarter 2021, operating net income excludes acquisition-related expenses, which, net of tax, totaled $865,000. For the second quarter of 2020, operating net income excludes acquisition-related expenses, which, net of tax, totaled $640,000. See reconciliation of non-GAAP financial measures provided above.

Table 2 - Selected Financial Information
	2021		2020
(dollars in thousands, except per share data)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
EARNINGS SUMMARY
Net interest income	$15,069	$14,283	$15,151	$13,848	$13,541
Provision for loan losses	—	500	1,296	1,106	2,200
Non-interest income	7,751	8,576	8,039	7,554	4,843
Non-interest expense	17,465	15,782	15,986	16,313	13,375
Income taxes	1,358	1,658	1,008	884	595
Net income	$3,997	$4,919	$4,900	$3,098	$2,214
PERFORMANCE MEASURES
Per common share:
Common shares outstanding	9,498,783	9,498,783	9,498,783	9,498,783	9,498,783
Weighted average basic shares	9,498,783	9,498,783	9,498,783	9,498,783	9,498,783
Weighted average diluted shares	9,498,783	9,498,783	9,498,783	9,498,783	9,498,783
Earnings per basic share	$0.42	$0.52	$0.52	$0.33	$0.23
Earnings per diluted share	0.42	0.52	0.52	0.33	0.23
Adjusted earnings per diluted share(a)	0.49	0.53	0.44	0.39	0.25
Cash dividends declared per share	0.10	0.10	0.10	0.10	0.10
Book value per common share	15.46	15.11	15.21	14.78	14.59
Tangible book value per common share (a)	13.50	13.22	13.29	12.83	12.63

Performance ratios:
Net interest margin	3.68%	3.50%	3.58%	3.34%	3.46%
Return on average assets	0.91	1.12	1.08	0.70	0.52
Return on average total equity	11.14	13.71	13.73	8.80	6.47
Average total equity to average assets	76.53	8.20	7.87	7.91	8.06

ASSET QUALITY
Nonperforming loans (NPLs)	$9,205	$10,676	$9,128	$9,926	$11,459
Other real estate owned	270	518	1,006	1,875	1,769
Repossessions	29	29	30	11	17
Total nonperforming assets (NPAs)	9,504	11,223	10,164	11,812	13,245
Classified loans	30,852	35,182	30,404	21,388	20,619
Criticized loans	64,818	80,288	75,633	72,076	52,200

Net loan (recoveries)/charge-offs	(244)	(66)	189	375	295
Allowance for loan losses to total loans	1.26%	1.19%	1.14%	1.00%	0.92%
Allowance for loan losses to total NPLs	140.15	118.89	132.85	111.02	89.79
Allowance for loan losses to total NPAs	135.73	113.10	119.31	93.29	77.68
Net (recoveries)/charge-offs to average loans (annualized)	(0.09)	(0.02)	0.07	0.13	0.12
NPLs to total loans	0.90	1.00	0.86	0.90	1.03
NPAs to total assets	0.54	0.62	0.58	0.67	0.75
NPAs to total loans and other real estate owned	0.93	1.06	0.96	1.07	1.19

AVERAGE BALANCES
Total assets	$1,777,559	$1,774,123	$1,797,749	$1,766,717	$1,702,902
Loans, net	1,076,784	1,079,007	1,151,872	1,130,231	1,094,299
Deposits	1,547,139	1,475,944	1,456,287	1,140,487	1,384,739
Total stockholders’ equity	144,761	145,515	141,570	139,721	137,213
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
The banking industry uses two key ratios to measure relative profitability of net interest income. The net interest spread measures the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities. The interest rate spread eliminates the effect of noninterest-bearing deposits and gives a direct perspective on the effect of market interest rate movements. The net interest margin is an indication of the profitability of a company's balance sheet and is defined as net interest income as a percent of average total interest-earning assets, which includes the positive effect of funding a portion of interest-earning assets with noninterest-bearing deposits and stockholders' equity.
Fully taxable equivalent net interest income for the first six months of 2021 and 2020 was $29.6 million and $26.3 million, respectively. The net interest margin for the first six months of 2021 and 2020 was 3.57% and 3.53%, respectively. Fully taxable equivalent net interest income for the second quarter of 2021 and 2020 was $15,197 , respectively. The net interest margin for the second quarter of 2021 and 2020 was 3.68% and 3.46% respectively. The increase in net interest margin is a result of the decreases in cost of funds from lower rates on deposits and borrowings, offset by decreases in rates on all interest earnings assets.
The following tables indicate the relationship between interest income and interest expense and the average amounts of assets and liabilities for the periods indicated. As shown in the tables, both average assets and average liabilities for the three and six months ended June 30, 2021 increased compared to the same period in 2020. The increase in average assets was primarily driven by the increase in investment securities of and $110.9 million and $87.3 million from the three and six months ended June 30, 2021. The increase in average liabilities for the three and six months ended June 30, 2021 was funded primarily through an increase in deposits offset by a decrease in borrowings.
The yield on total interest-bearing liabilities decreased from 0.82% in the first six months 2020 to 0.33% in the first six months of 2021. The yield on total interest-bearing liabilities decreased from 0.65% in the second quarter 2020 to 0.32% in the second quarter of 2021. The main driver in both of these decreases is the decrease in deposit costs associated with market driven changes impacting our cost of funds attributable to falling interest rates throughout 2020 and that remained low in 2021. In March of 2020, the Federal Reserve's Federal Open Market Committee ("FOMC") lowered interest rates twice for a total reduction of 150 basis points in response to the COVID-19 pandemic, which was the most aggressive action taken by the FOMC since the financial crisis in 2008.

	Three Months Ended June 30,
	2021			2020
(dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-earning assets:
Loans, net of unearned income(1)	$1,076,784	$14,165	5.34%	$1,094,299	$13,763	5.10%
Investment securities, taxable	417,343	1,794	1.74	330,649	1,757	2.16
Investment securities, tax-exempt(2)	33,156	160	1.96	8,959	46	2.08
Deposits in banks and short term investments	146,591	45	0.12	159,902	48	0.12
Total interest-earning assets	1,673,874	16,164	3.92	1,593,809	15,614	3.97
Noninterest-earning assets	$103,685			109,093
Total assets	$1,777,559			$1,702,902
Liabilities and stockholders' equity
Interest-bearing liabilities:
Interest-earning demand and savings	$901,978	$146	0.07%	$766,692	$407	0.22%
Other time	253,944	423	0.68	311,334	996	1.30
Total interest-bearing deposits	1,155,922	569	0.20	1,078,026	1,403	0.53
Federal Home Loan Bank advances	22,500	116	2.09	36,500	211	2.34
Paycheck Protection Program Liquidity Facility	19,031	25	0.53	99,124	87	0.36
Other borrowings	37,536	257	2.78	38,694	299	3.13
Total other interest-bearing liabilities	79,067	398	2.04	174,318	597	1.39
Total interest-bearing liabilities	1,234,989	967	0.32	1,252,344	2,000	0.65
Noninterest-bearing liabilities:
Demand deposits	$391,217			$306,713
Other liabilities	6,592			6,632
Stockholders' equity	144,761			137,213
Total noninterest-bearing liabilities and stockholders' equity	$542,570			$450,558
Total liabilities and stockholders' equity	$1,777,559			$1,702,902
Interest rate spread			3.60%			3.32%
Net interest income		$15,197			$13,614
Net interest margin			3.68%			3.46%
(1)The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable equivalent adjustments totaling $67,000 and $62,000 for the quarter ended June 30, 2021 and 2020, respectively, are included in loans, net of unearned income. Accretion income of $104,000 and $82,000 for the quarter ended June 30, 2021 and 2020, respectively are also included in income and fees on loans.
(2)Taxable-equivalent adjustments totaling $43,000 and $12,000 for quarter ended June 30, 2021 and 2020, respectively, are included in tax-exempt interest on investment securities. The adjustments are based on a federal tax rate of 21% and a Georgia state tax rate of 2.5% with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

Table 3 - Average Balance Sheet and Net Interest Analysis
	Six Months Ended June 30,
	2021			2020
(dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-earning assets:
Loans, net of unearned income (1)	$1,077,859	$27,805	5.20%	$1,037,242	$27,114	5.27%
Investment securities, taxable	394,431	3,401	1.74	335,107	3,650	2.20%
Investment securities, tax-exempt(2)	32,887	314	1.93	4,941	54	2.20%
Deposits in banks and short term investments	164,882	97	0.12	122,885	332	0.54%
Total interest-earning assets	1,670,059	31,617	3.82	1,500,175	31,150	4.19%
Noninterest-earning assets	105,746			107,661
Total assets	$1,775,805			$1,607,836
Liabilities and stockholders' equity
Interest-bearing liabilities:
Interest-earning demand and savings	$880,838	$311	0.07%	$747,273	$1,342	0.36%
Other time	257,173	912	0.72	323,073	2,279	1.42
Total interest-bearing deposits	1,138,011	1,223	0.22	1,070,346	3,621	0.68

Federal Home Loan Bank advances	22,500	230	2.06	41,038	468	2.30
Paycheck Protection Program Liquidity Facility	51,516	93	0.36	49,561	87	0.35
Other borrowings	37,715	514	2.75	38,745	688	3.58
Total other interest-bearing liabilities	111,731	837	1.51	129,344	1,243	1.94
Total interest-bearing liabilities	1,249,742	2,060	0.33	1,199,690	4,864	0.82
Noninterest-bearing liabilities:
Demand deposits	373,728			266,163
Other liabilities	6,791			6,223
Stockholders' equity	145,544			135,760
Total noninterest-bearing liabilities and stockholders' equity	$526,063			$408,146
Total liabilities and stockholders' equity	$1,775,805			$1,607,836
Interest rate spread			3.49%			3.37%
Net interest income		$29,557			$26,286
Net interest margin			3.57%			3.53%
(1)The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable equivalent adjustments totaling $66,000 and $55,000 for the quarter ended June 30, 2021 and 2020, respectively, are included in loans, net of unearned income. Accretion income of $133,000 and $124,000 for the six months ended June 30, 2021 and 2020, respectively, are also included in income and fees on loans.
(2)Taxable-equivalent adjustments totaling $84,000 and $14,000 for six months ended June 30, 2021 and 2020, respectively, are included in tax-exempt interest on investment securities. The adjustments are based on a federal tax rate of 21% and a Georgia state tax rate of 2.5% with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

The following table presents the effect of net interest income for changes in the average outstanding volume amounts of interest-earning assets and interest-bearing liabilities and the rates earned and paid on these assets and liabilities from June 30, 2020 to June 30, 2021.

Table 4 - Change in Interest Revenue and Expense on a Taxable Equivalent Basis
	Six Months Ended June 30, 2021
	Compared to Six Months Ended June 30, 2020 Increase (Decrease) Due to Changes in
(dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned fees	$2,141	$(1,450)	$691
Investment securities, taxable	1,303	(1,552)	(249)
Investment securities, tax-exempt	616	(356)	260
Deposits in banks and short term investments	229	(464)	(235)
Total interest-earning assets (FTE)	4,289	(3,822)	467
Interest-bearing liabilities:
Interest-Bearing Demand and Savings Deposits	484	(1,515)	(1,031)
Time Deposits	(937)	(430)	(1,367)
Federal Home Loan Bank Advances	(426)	188	(238)
Paycheck Protection Program Liquidity Facility	7	(1)	6
Other Borrowed Money	(37)	(137)	(174)
Total interest-bearing liabilities	(909)	(1,895)	(2,804)
Increase in net interest income (FTE)	$5,198	$(1,927)	$3,271
Provision for Loan Losses
The provision for loan losses is based on management's evaluation of probable, inherent losses in the loan portfolio and unfunded commitments and the corresponding analysis of the allowance for loan losses at quarter-end. Provision for loan losses for the three and six months ended June 30, 2021 was $0 and $500,000, respectively, compared to $2.2 million and $4.2 million for the same periods in 2020. The amount of provision expense recorded in each period was the amount required such that the total allowance for loan losses reflected the appropriate balance, in the estimation of management, sufficient to cover probable, inherent loan losses in the loan portfolio. The decrease in provision for loan losses in the three and six months ended June 30, 2021 compared to the same periods in 2020 is largely due to the reserve levels that have already been established as a result of unprecedented economic disruptions and uncertainty surrounding the COVID-19 pandemic. See the section captioned “Loans and Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Noninterest Income
The following table represents the major components of noninterest income for the periods indicated.

Table 5 - Noninterest Income
	Three Months Ended June 30,		Change		Six months ended June 30,		Change
(dollars in thousands)	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Service charges on deposits	$1,264	$1,091	$173	15.9%	$2,486	$2,590	$(104)	(4.0)%
Mortgage fee income	3,005	1,827	1,178	64.5	7,000	3,089	3,911	126.6
Gain on sale of SBA loans	1,263	46	1,217	2,645.7	2,735	255	2,480	972.5
(Loss)/gain on sale of securities	141	—	141	100.0	137	293	(156)	(53.2)
Interchange fee	1,667	1,250	417	33.4	3,197	2,283	914	40.0
BOLI income	222	160	62	38.8	430	311	119	38.3
Other noninterest income	189	469	(280)	(59.7)	367	583	(216)	(37.0)
Total noninterest income	$7,751	$4,843	$2,908	60.05%	$16,352	$9,404	$6,948	73.88%
For the three and six months ended June 30, 2021, noninterest income increased $2.9 million and $6.9 million, respectively compared to the same periods in 2020. The reason for this increase is primarily due to increases in mortgage loan fee income, interchange fees and gain on sale of non- PPP SBA loans.
Service charges on deposit accounts. For the three and six months ended June 30, 2021, remained stable $1.3 million and $2.5 million with only slight increase and decrease, respectively, compared to the same period in 2020.
Mortgage Fee Income. For the three and six months ended June 30, 2021, mortgage fee income was $3.0 million and $7.0 million, an increase of $1.2 million, or 64.5%, $3.9 million, or 126.6%, compared to the same period in 2020, respectively. During the three and six months ended June 30, 2021, there was an continued increase in the demand for mortgage rate locks and mortgage closings due to a historically low interest rate environment. The decrease in mortgage rates was partially attributable to the 150 basis point decrease in the national federal funds rate in 2020 in response to the COVID-19 pandemic.
Gain on Sale of SBA loans. For the three months ended June 30, 2021 and 2020, net realized gains on the sale of the guaranteed portion of SBA loans totaled $1.3 million and $46,000, respectively. For the six months ended June 30, 2021 and 2020, net realized gains on the sale of the guaranteed portion of SBA loans totaled $2.7 million and $255,000, respectively. The increase in 2021 is primarily attributable to the growth in the Small Business Specialty Lending division compared to the same period in 2020.

Noninterest Expense
The following table represents the major components of noninterest expense for the periods indicated.

Table 6 - Noninterest Expense
	Three months ended June 30,		Change		Six months ended June 30,		Change
(dollars in thousands)	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Salaries and employee benefits	$10,126	$7,729	$2,397	31.0%	$20,081	$15,227	$4,854	31.9%
Occupancy and equipment	1,245	1,316	(71)	(5.4)	2,571	2,634	(63)	(2.4)
Acquisition-related expenses	865	220	645	292.6	1,040	507	533	105.1
Information technology expenses	1,856	1,380	476	34.5	3,448	2,696	752	27.9
Professional fees	690	480	210	43.7	1,177	862	315	36.5
Advertising and public relations	566	385	181	47.1	1,146	1,020	126	12.4
Communications	308	229	79	34.5	527	420	107	25.5
FHLB prepayment penalty	—	276	(276)	100.0	—	276	(276)	100.0
Other noninterest expense	1,809	1,360	449	33.0	3,229	3,111	118	3.8
Total noninterest expense	$17,465	$13,375	$4,090	30.6%	$33,219	$26,753	$6,466	24.2%
Noninterest expense for the six months ended June 30, 2021 totaled $33.2 million, up $6.5 million, or 24.2%, from the same period in 2020. Noninterest expense for the three months ended June 30, 2021 totaled $17.5 million up $4.1 million, or 30.6%, from the same period in 2020. Increases in salaries and employee benefits, information technology expenses, and acquisition expenses accounted for the majority of increases which was offset by a FHLB prepayment penalty recognized in the prior year period.
Salaries and Employee Benefits. Salaries and employee benefits for the six months ended June 30, 2021 increased $4.9 million, or 31.9%, compared to the same period in 2020. Salaries and employee benefits for the three months ended June 30, 2021 increased $2.4 million, or 31.0%, compared to the same period in 2020. The increase in 2021 is primarily attributable to the growth in the Small Business Specialty Lending and mortgage divisions compared to the same period in 2020.
Acquisition-related Expenses. Acquisition-related expense for the six months ended June 30, 2021 increased $533,000, or 105.1%, compared to the same period in 2020. Acquisition-related expense for the three months ended June 30, 2021 increased $645,000, or 292.6%, compared to the same period in 2020. Both increases are a result of the merger that took place on August 1, 2021.
Information technology Expenses. Information technology expense for the six months ended June 30, 2021 increased $752,000, or 27.9%, compared to the same period in 2020. Information technology expense for the three months ended June 30, 2021 increased $476,000, or 34.5%, compared to the same period in 2020. The increases relate to increases in data processing costs as the bank prepares for the merger and software costs due to new software implementation.
Income Tax Expense
Income tax expense for the three and six months ended June 30, 2021 and 2020 was $1.4 million, $3.0 million, $595,000 and $923,000, respectively. The Company’s effective tax rates were a federal tax rate of 21% and a Georgia state tax rate of 2.5% for the six months ended June 30, 2021 and 2020.
Balance Sheet Review
Total assets remained stable at $1.8 billion at June 30, 2021 and December 31, 2020.

Loans and Allowance for Loan Losses
At June 30, 2021, gross loans outstanding (excluding loans held for sale) were $1.0 billion, a slight decrease of $36.9 million, or 3.5%, compared with $1.1 billion at December 31, 2020. During the three and six months ended June 30, 2021, PPP loans totaling approximately $44.6 million, and $90.0 million respectively were forgiven through the SBA.
At June 30, 2021, approximately 65.0% of our loans are secured by commercial real estate. The following table presents a summary of the loan portfolio as of June 30, 2021 and December 31, 2020.

Table 7 - Loans Outstanding
(dollars in thousands)	June 30, 2021	December 31, 2020
Construction, land and land development	$118,940	$121,093
Other commercial real estate	545,883	520,391
Total commercial real estate	664,823	641,484
Residential real estate	170,173	183,021
Commercial, financial, & agricultural (*)	167,717	213,380
Consumer and other	19,905	21,618
Total loans	$1,022,618	$1,059,503

As a percentage of total loans:
Construction, land and land development	11.6%	11.4%
Other commercial real estate	53.4%	49.1%
Total commercial real estate	65.0%	60.5%
Residential real estate	16.7%	17.3%
Commercial, financial & agricultural	16.4%	20.1%
Consumer and other	1.9%	2.0%
Total loans	100%	100%
(*) Includes $58.8 million and $101.1 million in PPP loans at June 30, 2021 and December 31, 2020
The Company's risk mitigation processes include an independent loan review designed to evaluate the credit risk in the loan portfolio and to ensure credit grade accuracy. The analysis serves as a tool to assist management in assessing the overall credit quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as "substandard" are loans which are inadequately protected by the current credit worthiness and paying capacity of the borrower and/or the collateral pledged. These assets exhibit well-defined weaknesses or are showing signs there is a distinct possibility the Company will sustain some loss if the deficiencies are not corrected. These weaknesses may be characterized by past due performance, operating losses and/or questionable collateral values. Loans classified as "doubtful" are those loans that have characteristics similar to substandard loans but have an increased risk of loss. Loans classified as "loss" are those loans which are considered uncollectable and are in the process of being charged off.
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
The allowance for loan losses was $12.9 million at June 30, 2021 compared to $10.3 million at June 30, 2020, an increase of $2.6 million, or 25.1%. While asset quality remains stable period over period, social and economic disruption in response to the COVID-19 pandemic continue to result in businesses closures and job losses during 2020 and into 2021. The decrease in provision for loan losses in the three and six months ended June 30, 2021 compared to the same period in 2020 is largely due to the reserve levels that had been established as a result of unprecedented economic disruptions and uncertainty surrounding the COVID-19 pandemic.
Additional information about the Company’s allowance for loan losses is provided in Note 4 to our consolidated financial statements as of June 30, 2021, included elsewhere in this Form 10-Q.
The following table presents an analysis of the allowance for loan losses as of and for the six months ended June 30, 2021 and 2020:

Table 8 - Analysis of Allowance for Loan Loss
	June 30, 2021		June 30, 2020
(dollars in thousands)	Reserve	%*	Reserve	%*
Construction, land and land development	$1,125	11.6%	$759	11.8%
Other commercial real estate	7,277	53.4%	5,711	46.5%
Residential real estate	2,273	16.7%	1,631	16.9%
Commercial, financial, & agricultural	1,773	16.5%	1,913	22.6%
Consumer and other	423	1.9%	275	2.2%
	$12,871	100%	$10,289	100%
*Percentage represents the loan balance in each category expressed as a percentage of total end of period loans.

The following table presents a summary of allowance for loan loss for the three and six months ended June 30, 2021 and 2020.

Table 9 - Summary of Allowance for Loan Loss
	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Allowance for loan loss - beginning balance	$12,693	$8,384	$12,127	$6,863
Charge-offs:
Construction, land and land development	—	4	—	4
Other commercial real estate	36	—	36	30
Residential real estate	—	16	—	80
Commercial, financial, & agricultural	—	—	15	68
Consumer and other	32	364	43	715
Total loans charged-off	68	384	94	897
Recoveries:
Construction, land and land development	70	12	85	25
Other commercial real estate	95	21	95	26
Residential real estate	44	6	110	10
Commercial, financial, & agricultural	15	19	18	20
Consumer and other	22	31	30	86
Total recoveries	246	89	338	167
Net (recoveries)/charge-offs	(178)	295	(244)	730
Provision for loan loss	—	2,200	500	4,156
Allowance for loan loss - ending balance	$12,871	$10,289	$12,871	$10,289

Net (recoveries)/charge-offs to average loans (annualized)	(0.07)%	0.11%	(0.05)%	0.18%
Allowance for loan losses to total loans	1.26	0.92	1.26	0.92
Allowance to nonperforming loans	139.83	89.79	139.83	89.79
Management believes the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio as of June 30, 2021; provided, however, that with the continuing economic impact of the COVID-19 pandemic during 2020 and through the first six months of 2021 leading to significant market changes, high levels of unemployment and increasing degrees of uncertainty in the U.S. economy, the impact on collectability is not currently known, and it is possible that additional provisions for credit losses could be needed in future periods.

Nonperforming Assets
Asset quality remained stable during the first six months of 2021. The continuing effects of the COVID-19 pandemic will likely have an impact on our asset quality, but the full extent is unknown at this point. Nonperforming assets include nonaccrual loans, accruing loans contractually past due 90 days or more, repossessed personal property and other real estate owned ("OREO"). Pursuant to the provisions of the CARES Act, loans granted payment deferrals related to the COVID-19 pandemic are not reported as past due or placed on nonaccrual status (provided the loans were not past due or on nonaccrual status prior to the deferral), and there were no loans under these terms deemed past due or nonaccrual as of June 30, 2021. Nonaccrual loans totaled $9.2 million at June 30, 2021, an increase of $26,000, or 0.3%, from $9.2 million at December 31, 2020. There were no loans contractually past due 90 days or more and still accruing for either period presented. At June 30, 2021, OREO totaled $270,000, a decrease of $736,000, or 73.2%, compared with $1.0 million at December 31, 2020. The change in OREO is a combination of sales of assets during first six months of 2021 offset by a few small OREO property additions. At the end of the second quarter 2021, total nonperforming assets as a percent of total assets decreased to 0.54% compared with 0.69% at December 31, 2020.
At June 30, 2021, 6.0% of the Company’s loan portfolio, or $61.0 million, is in the hotel sector which was one of the most sensitive sectors to the COVID-19 pandemic. While our entire loan portfolio is being continuously assessed, enhanced monitoring for the hotel and other sensitive sectors is ongoing. We are continuously working with these customers to evaluate how the current economic conditions are impacting, and will continue to impact, their business operations.
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
Nonperforming assets at June 30, 2021 and December 31, 2020 were as follows:

Table 10 - Nonperforming Assets(1)
(dollars in thousands)	June 30, 2021	December 31, 2020
Nonaccrual loans	$9,205	$9,179
Loans past due 90 days and accruing	—	—
Other real estate owned	270	1,006
Repossessed assets	9	30
Total nonperforming assets	$9,484	$10,215
Nonaccrual loans by loan segment
Construction, land and land development	$47	$32
Commercial real estate	4,957	3,738
Residential real estate	3,316	3,643
Commercial, financial & agriculture	701	1,628
Consumer & other	184	138
Total nonaccrual loans	$9,205	$9,179

NPAs as a percentage of total loans and OREO	0.93%	1.08%
NPAs as a percentages of total assets	0.54%	0.69%
Nonaccrual loans as a percentage of total loans	0.90%	0.95%

(1) Loans granted payment deferrals related to the COVID-19 pandemic are not reported as past due or placed on nonaccrual status (provided the loans were not past due or on nonaccrual status prior to the deferral). There were no loans under these terms deemed past due or nonaccrual as of June 30, 2021.
The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted the borrower a concession that we would not consider otherwise. At June 30, 2021, TDRs decreased slightly to $12.4 million from $12.6 million reported at December 31, 2020. At June 30, 2021 and December 31, 2020, all TDRs were performing according to their modified terms and were therefore not considered to be nonperforming assets.
Deposits
Deposits at June 30, 2021 and December 31, 2020 were as follows:

Table 11 - Deposits
(dollars in thousands)	June 30, 2021	December 31, 2020
Noninterest-bearing deposits	$393,677	$326,999
Interest-bearing deposits	508,914	433,554
Savings	388,591	422,860
Time, $250,000 and over	38,322	34,653
Other time	212,710	226,961
Total deposits	1,542,214	$1,445,027
Total deposits were $1.5 billion and $1.4 billion at June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021, 25.5% of total deposits were comprised of noninterest-bearing accounts and 74.5% comprised of interest-bearing deposit accounts, compared to 22.6% and 77.4% as of December 31, 2020, respectively. The growth in our deposits is due primarily to the combination of government stimulus programs, PPP loan proceeds retained on deposits by corporate borrowers, and customer expense and savings habits in response to the COVID-19 pandemic.
We had $1.1 million and $1.4 million in brokered deposits at June 30, 2021 and December 31, 2020, respectively. We use brokered deposits, subject to certain limitations and requirements, as a source of funding to support our asset growth and augment the deposits generated from our branch network, which are our principal source of funding. Our level of brokered deposits varies from time to time depending on competitive interest rate conditions and other factors, and tends to increase as a percentage of total deposits when the brokered deposits are less costly than issuing internet certificates of deposit or borrowing from the FHLB.
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
See Note 8 to our consolidated financial statements as of June 30, 2021, included elsewhere in this Form 10-Q, for a table setting forth the financial instruments that were outstanding whose contract amounts represent credit risk and more information regarding our off-balance sheet arrangements as of June 30, 2021 and December 31, 2020.

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
Cash and cash equivalents at June 30, 2021 and December 31, 2020 were $146.3 million and $183.5 million, respectively. Cash and cash equivalents decreased since year-end 2020. The decrease is primarily attributable to the deployment of funds that came from PPP loans and the repayment of Paycheck Protection Program Liquidity Facility (“PPPLF”).
Liquidity management involves the matching of cash flow requirements of customers and the ability of the Company to manage those requirements. These requirements of customers include, but are not limited to, deposits being withdrawn or providing assurance to borrowers that sufficient funds are available to meet their credit needs. We strive to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance we have in short-term assets at any given time will adequately cover any reasonably anticipated need for funds. Additionally, we maintain relationships with correspondent banks, which could provide funds on short notice, if needed. We have also invested in FHLB stock for the purpose of establishing credit lines with the FHLB. At June 30, 2021 and December 31, 2020, we had $22.5 million of outstanding advances from the FHLB. Based on the values of loans pledged as collateral, we had $426.5 million and $416.1 million of additional borrowing availability with the FHLB at June 30, 2021 and December 31, 2020, respectively.
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
In addition, the Bank participated in the PPP and the PPPLF to fund PPP loans. In accordance with regulatory guidance, PPP loans pledged as collateral for PPPLF, and PPPLF advances, are excluded from leverage capital ratios. PPP loans also carry a 0% risk-weight for risk-based capital rules.
The table below summarizes the capital requirements applicable to the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Bank’s capital ratios as of June 30, 2021 and December 31, 2020. The Bank exceeded all regulatory capital requirements and was considered to be “well-capitalized” as of June 30, 2021 and December 31, 2020. There have been no conditions or events since December 31, 2020 that management believes would change this classification. While the Company believes that it has sufficient capital to withstand an extended economic recession brought about by COVID-19, its reported and regulatory capital ratios could be adversely impacted in future periods.

Table 12 - Capital Ratio Requirements
	Minimum Requirement	Well-capitalized¹
Risk-based ratios:
Common equity tier 1 capital (CET1)	4.5%	6.5%
Tier 1 capital	6.0	8.0
Total capital	8.0	10.0
Leverage ratio	4.0	5.0
(1) The prompt corrective action provisions are only applicable at the bank level.

Table 13 - Capital Ratios
Company	June 30, 2021	December 31, 2020
CET1 risk-based capital ratio	11.31%	10.62%
Tier 1 risk-based capital ratio	13.41	12.71
Total risk-based capital ratio	14.56	13.78
Leverage ratio	8.45	8.49

Colony Bank
CET1 risk-based capital ratio	13.85%	13.48%
Tier 1 risk-based capital ratio	13.85	13.48
Total risk-based capital ratio	14.99	14.55
Leverage ratio	8.84	9.12

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
The following table presents our interest sensitivity position at the dates indicated.

Table 14 - Interest Sensitivity
	Increase (Decrease) in Net Interest Income from Base Scenario at
	June 30, 2021	December 31, 2020
Changes in rates
200 basis point increase	8.15%	12.55%
100 basis point increase	4.37	6.71
100 basis point decrease	(3.07)	(2.91)
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
During the quarter ended June 30, 2021, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) There were no unregistered shares of the Company’s common stock sold during the three-month period ended June 30, 2021.
(b) Not applicable.
(c) There were no purchases of the Company's equity securities by the Company or its affiliates during the three-month period ended June 30, 2021.

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

10.1
Employment Agreement, dated as of June 24, 2021, between Colony Bankcorp, Inc. and Tracie Youngblood, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 28, 2021 and incorporated herein by reference

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020; (ii) Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2021 and 2020; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2021 and 2020; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Six Months Ended June 30, 2021 and 2020; (v) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2021 and 2020; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements*

104	The cover page from Colony Bankcorp’s Quarterly Report on Form 10-Q for the three months ended June 30, 2021 (formatted in Inline XBRL and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Colony Bankcorp, Inc.

/s/ T. Heath Fountain
Date: August 13, 2021	T. Heath Fountain
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Tracie Youngblood
Date: August 13, 2021	Tracie Youngblood
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)