Form 10-Q
period 2021-09-30
COLONY BANKCORP INC
filed 2021-11-12
CIK 711669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with the new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 10, 2021, the registrant had 13,674,198 shares of common stock, $1.00 par value per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
(dollars in thousands, except per share data)	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$24,170	$17,218
Federal funds sold	28,742	2,227
Interest-bearing deposits in banks	124,085	164,061
Cash and cash equivalents	176,997	183,506
Investment securities available for sale, at fair value	820,625	380,814
Other investments, at cost	13,977	3,296
Loans held for sale	26,697	52,386
Loans	1,309,860	1,059,503
Allowance for loan losses	(12,877)	(12,127)
Loans, net	1,296,983	1,047,376
Premises and equipment	41,762	32,057
Other real estate owned	807	1,006
Goodwill	52,706	15,992
Other intangible assets	8,253	2,271
Bank-owned life insurance	54,822	31,547
Other assets	18,952	13,723
Total assets	$2,512,581	$1,763,974

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits
Noninterest-bearing	$539,251	$326,999
Interest-bearing	1,655,871	1,118,028
Total deposits	2,195,122	1,445,027

Federal Home Loan Bank advances	51,601	22,500
Paycheck Protection Program Liquidity Facility	—	106,789
Other borrowings	37,042	37,792
Other liabilities	11,686	7,378
Total liabilities	2,295,451	1,619,486

Stockholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized, none issued or outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Common stock, par value $1.00 per share; 20,000,000 shares authorized, 13,674,198 and 9,498,783 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	13,674	9,499
Paid in capital	110,722	43,215
Retained earnings	96,145	84,993
Accumulated other comprehensive income, net of tax	(3,411)	6,781
Total stockholders' equity	217,130	144,488
Total liabilities and stockholders' equity	$2,512,581	$1,763,974
See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)

	Three Months Ended		Nine Months Ended
(dollars in thousands, except per share data)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest income
Loans, including fees	$16,013	$13,743	$43,684	$40,733
Investment securities	2,954	1,747	6,546	5,536
Federal funds sold, interest bearing deposits in banks and short term investments	58	52	154	384
Total interest income	19,025	15,542	50,384	46,653

Interest expense
Deposits	698	1,144	1,921	4,766
Federal Home Loan Bank Advances	170	159	401	626
Paycheck Protection Program Liquidity Facility	—	118	93	205
Other borrowings	289	273	802	962
Total interest expense	1,157	1,694	3,217	6,559
Net interest income	17,868	13,848	47,167	40,094
Provision for loan losses	150	1,106	650	5,262
Net interest income after provision for loan losses	17,718	12,742	46,517	34,832

Noninterest income
Service charges on deposits	1,792	1,316	4,278	3,906
Mortgage fee income	3,107	2,616	10,107	5,706
Gain on sales of SBA loans	1,813	748	4,548	1,004
Gain on sales of securities	—	716	137	1,009
Interchange fees	1,745	1,342	4,941	3,624
BOLI Income	280	237	710	548
Other	701	579	754	1,032
Total noninterest income	9,438	7,554	25,475	16,829

Noninterest expense
Salaries and employee benefits	11,826	9,103	31,907	24,331
Occupancy and equipment	1,599	1,338	4,169	3,972
Acquisition related expenses	1,994	207	3,031	714
Information technology expenses	2,045	1,440	5,493	4,135
Professional fees	804	481	1,975	1,343
Advertising and public relations	674	459	1,817	1,478
Communications	310	212	837	631
Writedown of building	—	582	—	582
FHLB prepayment penalty	—	925	—	925
Other	1,959	1,566	4,884	4,827
Total noninterest expense	21,211	16,313	54,113	42,938
Income before income taxes	5,945	3,983	17,879	8,723
Income taxes	362	884	3,379	1,807
Net income	$5,583	$3,099	$14,500	$6,916
Earnings per common share:
Basic	$0.45	$0.33	$1.39	$0.73
Diluted	0.45	0.33	1.39	0.73
Dividends declared per share	0.10	0.10	0.31	0.30
Weighted average common shares outstanding:
Basic	12,344,926	9,498,783	10,447,496	9,498,783
Diluted	12,344,926	9,498,783	10,447,496	9,498,783
 See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income (unaudited)

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income	$5,583	$3,099	$14,500	$6,916
Other comprehensive income:
Unrealized (losses) gains on securities arising during the period	(7,335)	203	(13,186)	8,900
Tax effect	1,724	(43)	3,099	(1,869)
Realized gains on sales of available for sale securities	—	(716)	(137)	(1,009)
Tax effect	—	151	32	212
Change in unrealized (losses) gains on securities available for sale, net of reclassification adjustment and tax effects	(5,611)	(405)	(10,192)	6,234
Comprehensive (loss) income	$(28)	$2,694	$4,308	$13,150

 See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (unaudited)

(dollars in thousands, except per share data)	Common Stock
Three Months Ended	Shares	Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, June 30, 2021	9,499	$9,499	$43,232	$91,963	$2,200	$146,894
Change in net unrealized gains on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	(5,611)	(5,611)
Dividends on common shares ($0.1025 per share)	—	—	—	(1,401)	—	(1,401)
Issuance of common stock	3,988	3,988	67,395	—	—	71,383
Issuance of restricted stock	187	187	—	—	—	187
Stock-based compensation expense	—	—	95	—	—	95
Net income	—	—	—	5,583	—	5,583
Balance, September 30, 2021	13,674	$13,674	$110,722	$96,145	$(3,411)	$217,130

Balance, June 30, 2020	9,499	$9,499	$43,199	$78,895	$7,001	$138,594
Change in net unrealized gains on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	(405)	(405)
Dividends on common shares ($0.10 per share)	—	—	—	(950)	—	(950)
Goodwill adjustment	—	—	—	—	—	—
Stock-based compensation expense	—	—	8	—	—	8
Net income	—	—	—	3,099	—	3,099
Balance, September 30, 2020	9,499	$9,499	$43,207	$81,044	$6,596	$140,346

 See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (unaudited)

(dollars in thousands, except per share data)	Common Stock
Nine Months Ended	Shares	Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2020	9,499	$9,499	$43,215	$84,993	$6,781	$144,488
Change in net unrealized losses on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	(10,192)	(10,192)
Dividends on common shares ($0.3075 per share)	—	—	—	(3,348)	—	(3,348)
Issuance of common stock	3,988	3,988	67,395	—	—	71,383
Issuance of restricted stock	187	187	—	—	—	187
Stock-based compensation expense	—	—	112	—	—	112
Net income	—	—	—	14,500	—	14,500
Balance, September 30, 2021	13,674	$13,674	$110,722	$96,145	$(3,411)	$217,130

Balance, December 31, 2019	$9,499	$9,499	$43,667	$76,978	$362	$130,506
Change in net unrealized gains on securities available for sale, net of reclassification adjustment and tax effect	—	—	—	—	6,234	6,234
Dividends on common shares ($0.30 per share)	—	—	—	(2,850)	—	(2,850)
Goodwill adjustment	—	—	(485)	—	—	(485)
Stock-based compensation expense	—	—	25	—	—	25
Net income	—	—	—	6,916	—	6,916
Balance, September 30, 2020	9,499	$9,499	$43,207	$81,044	$6,596	$140,346

COLONY BANKCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
(dollars in thousands)	September 30, 2021	September 30, 2020
Operating Activities
Net income	$14,500	$6,916
Adjustments reconciling net income to net cash provided by (used in) operating activities:
Provision for loan losses	650	5,262
Depreciation, amortization, and accretion	5,592	4,007
Share-based compensation expense	112	25
Net change in servicing asset	(656)	(207)
Gain on sales of securities	(137)	(1,009)
Gain on sales of SBA loans	(4,548)	(1,004)
(Gain)/ loss on sales of other real estate owned	54	(56)
(Recovery)/Writedown on other real estate owned	21	68
Loss on sales of premises & equipment	—	56
Writedown of building	—	582
Originations of loans held for sale	(294,759)	(75,268)
Proceeds from sales of loans held for sale	324,996	30,484
Change in bank-owned life insurance	(538)	290
Deferred tax benefit	(2,794)	1,198
Change in other assets	1,924	(1,715)
Change in other liabilities	(3,426)	1,187
Net cash provided by (used in) operating activities	40,991	(29,184)
Investing Activities
Purchases of investment securities available for sale	(230,868)	(124,864)
Proceeds from maturities, calls, and paydowns of investment securities available for sale	75,830	71,564
Proceeds from sales of investment securities available for sale	17,559	44,495
Purchase of bank owned life insurance	—	(10,000)
Change in loans, net	56,679	(135,801)
Purchase of premises and equipment	(2,924)	(2,796)
Proceeds from sales of other real estate owned	807	1,139
Purchase of other investments	(9,582)	—
Redemption/sales of other investments	585	992
Proceeds from sales of premises and equipment	2,307	144
Net cash and cash equivalents received from acquisition	34,087	—
Net cash used in investing activities	(55,520)	(155,127)
Financing Activities
Change in noninterest-bearing customer deposits	72,982	91,500
Change in interest-bearing customer deposits	45,738	31,158
Dividends paid for common stock	(3,348)	(2,850)
Proceeds from Paycheck Protection Program Liquidity Fund	—	140,700
Repayment on Paycheck Protection Program Liquidity Fund	(106,789)	(6,200)
Repayments on Federal Home Loan Bank Advances	—	(38,500)
Proceeds from Federal Home Loan Bank Advances	—	14,000
Repayments on Other borrowings	(750)	(750)
Issuance of restricted stock	187	—
Net cash provided by financing activities	8,020	229,058
Net (decrease) increase in cash and cash equivalents	(6,509)	44,747
Cash and cash equivalents at beginning of period	183,506	104,092
Cash and cash equivalents at end of period	$176,997	$148,839

COLONY BANKCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Nine Months Ended
	September 30, 2021	September 30, 2020
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$3,189	$6,230
Cash paid during the period for income taxes	4,923	1,250
Noncash Investing and Financing Activities
Goodwill adjustment	—	485
Acquisition of real estate through foreclosure	145	1,706
 See accompanying notes to consolidated financial statements (unaudited).

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(1) Summary of Significant Accounting Policies
Presentation
Colony Bankcorp, Inc. (the “Company”) is a bank holding company located in Fitzgerald, Georgia. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Colony Bank, Fitzgerald, Georgia (the “Bank”). The “Company” or “our,” as used herein, includes Colony Bank, except where the context requires otherwise.
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
The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results which may be expected for the year ending December 31, 2021. These statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”).
Nature of Operations
The Bank provides a full range of retail, commercial and mortgage banking services for consumers and small- to medium-size businesses located primarily in central, south and coastal Georgia. The Bank is headquartered in Fitzgerald, Georgia with banking and mortgage offices in Albany, Ashburn, Athens, Broxton, Centerville, Columbus, Cordele, Douglas, Eastman, Fitzgerald, LaGrange, Leesburg, Macon, Moultrie, Quitman, Rochelle, Savannah, Soperton, Statesboro, Sylvester, Tifton, Valdosta and Warner Robins. Lending and investing activities are funded primarily by deposits gathered through its retail banking office network.
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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Concentrations of Credit Risk
Concentrations of credit risk can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or certain geographic regions. The Company has a concentration in real estate loans as well as a geographic concentration that could pose an adverse credit risk. At September 30, 2021, approximately 86% of the Company’s loan portfolio was concentrated in loans secured by real estate. A substantial portion of borrowers’ ability to honor their contractual obligations is dependent upon the viability of the real estate economic sector. Management continues to monitor these concentrations and has considered these concentrations in its allowance for loan loss analysis.
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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Operating, Accounting and Reporting Considerations Related to COVID-19
The COVID-19 pandemic has negatively impacted the global economy, including the Company’s primary metropolitan markets. In response to this crisis, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed by Congress and signed into law on March 27, 2020. The CARES Act initially provided approximately $2.2 trillion to fight the COVID-19 pandemic and related variants and stimulate the economy by supporting individuals and businesses through loans, grants, tax changes, and other types of relief. The CARES Act was later amended to provide additional funding and to make additional changes to the programs it implemented. Some of the provisions applicable to the Company include, but are not limited to:
•Accounting for Loan Modifications - The CARES Act provided that financial institutions may elect to suspend (1) the requirements under GAAP for certain loan modifications that would otherwise by categorized as a troubled debt restructure (“TDR”) and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes. The Consolidated Appropriations Act (“CAA”), signed into law on December 27, 2020, extended the applicable period to include modification to loans held by financial institutions executed between March 1, 2020 and the earlier of (i) January 1, 2022, or (ii) 60 days after the date of termination of the COVID-19 national emergency.
•Paycheck Protection Program - The CARES Act established the Paycheck Protection Program (“PPP”), an expansion of the Small Business Administration’s 7(a) loan program and the Economic Injury Disaster Loan Program (“EIDL”), administered directly by the SBA. The CAA provided several amendments to the PPP, including additional funding for first and second draws of PPP loans up to March 31, 2021. On March 30, 2021, the PPP Extension Act of 2021 was signed into law, which extended the program to May 31, 2021.
Also in response to the COVID-19 pandemic and related variants, the Board of Governors of the Federal Reserve System (“FRB”), the Federal Deposit Insurance Corporation (“FDIC”), the National Credit Union Administration (“NCUA”), the Office of the Comptroller of the Currency (“OCC”), and the Consumer Financial Protection Bureau (“CFPB”), in consultation with the state financial regulators (collectively, the “agencies”) issued a joint interagency statement (issued March 22, 2020; revised statement issued April 7, 2020). Some of the provisions applicable to the Company include, but are not limited to:
•Accounting for Loan Modifications - Loan modifications that do not meet the conditions of the CARES Act may still qualify as a modification that does not need to be accounted for as a TDR. The agencies confirmed with FASB staff that short-term modifications made on a good faith basis in response to COVID-19 pandemic and related variants to borrowers who were current prior to any relief are not TDRs. This includes short-term (e.g., three months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or insignificant delays in payment, as long as such modifications are (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (a) 60 days after the date of termination of the national emergency declaration or (b) December 31, 2021, as extended by the CAA.
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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(2) Business Acquisitions
Acquisition of SouthCrest Financial Group
On August 1, 2021, the Company completed its acquisition of SouthCrest Financial Group, Inc. (“SouthCrest”), a bank holding company headquartered in Atlanta, Georgia. Upon consummation of the acquisition, SouthCrest was merged with and into the Company, with Colony Bankcorp, Inc. as the surviving entity in the merger. Immediately following the holding company merger, SouthCrest’s wholly owned bank subsidiary, SouthCrest Bank, N.A. was also merged with and into the Bank. The acquisition expanded the Company’s market presence, as SouthCrest Bank, N.A. had eight full-service banking locations, one in Cedartown, Chickamauga, Cumming, Fayetteville, Luthersville, Manchester, Rockmart and Thomaston, Georgia. Under the terms of the Agreement and Plan of Merger, each SouthCrest shareholder had the option to receive either $10.45 in cash or 0.7318 shares of the Company’s common stock in exchange for each share of SouthCrest common stock. As a result, the Company issued 3,987,898 common shares at a fair value of $71.4 million and paid $21.6 million in cash to the former shareholders of SouthCrest as merger consideration.
The merger was effected by the issuance of shares of the Company’s common stock along with cash consideration to shareholders of SouthCrest. The assets and liabilities of SouthCrest as of the effective date of the merger were recorded at their respective estimated fair values and combined with those of the Company. The excess of the purchase price over the net estimated fair values of the acquired assets and liabilities was allocated to identifiable intangible assets with the remaining excess allocated to goodwill. Goodwill of approximately $35.0 million was recorded as part of the SouthCrest acquisition and is not expected to be deductible for income tax purposes.
In periods following the merger, the financial statements of the combined entity will include the results attributable to SouthCrest beginning on the date the merger was completed. In the three and nine month period ended September 30, 2021, the revenues attributable to SouthCrest were approximately $3.0 million. In the three and nine month period ended September 30, 2021, the net income attributable to SouthCrest was approximately $2.3 million.
The supplemental consolidated pro-forma impact to 2020 revenues if the merger had occurred on January 1, 2020 would have been $29.5 million and $82.6 million for the three and nine month period ended September 30, 2020, respectively. The supplemental consolidated pro-forma impact to 2020 net income if the merger had occurred on January 1, 2020 would have been $5.5 million and $5.8 million for the three and nine month period ended September 30, 2020, respectively. The supplemental consolidated pro-forma impact to 2021 revenues if the merger had occurred on January 1, 2020 would have been $28.9 million and $90.9 million for the three and nine month period ended September 30, 2021, respectively. The supplemental consolidated pro-forma impact to 2021 net income if the merger had occurred on January 1, 2020 would have been $4.3 million and $16.6 million for the three and nine month period ended September 30, 2021, respectively. While certain adjustments were made for the estimated impact of certain fair value adjustments, they are not indicative of what would have occurred had the merger taken place on the indicated date nor are they intended to represent or be indicative of future results of operations. In particular, no adjustments have been made to eliminate the amount of SouthCrest’s provision for credit losses or any adjustments to estimate any additional income that would have been recorded as a result of fair value adjustments for the first nine months of 2020 that may have occurred had the acquired loans been recorded at fair value as of the beginning of 2020. In addition, there are no adjustments to reflect any expenses that potentially could have been reduced for the first nine months of 2020 had the merger occurred on January 1, 2020.
The following table presents the assets acquired and liabilities assumed of SouthCrest as of August 1, 2021, and their fair value estimates. The fair value estimates were subject to refinement for up to one year after the closing date of the acquisition for new information obtained about facts and circumstances that existed at the acquisition date. The Company continues its evaluation of the facts and circumstances available as of August 1, 2021, to assign fair values to assets acquired and liabilities assumed, which could result in further adjustments to the fair values presented below.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(dollars in thousands, except market price)	Initial Fair Value Adjustments
Purchase price consideration:
Shares of CBAN common stock issued to SouthCrest shareholders as of August 1, 2021	3,987,815
Market price of CBAN common stock on July 30, 2021	$17.90
Estimated fair value of CBAN common stock issued	71,382
Cash consideration paid	21,620
Total consideration	$93,002

Assets acquired at fair value:
Cash and cash equivalents	$59,131
Investments securities available for sale	317,857
Restricted investments	3,196
Loans	307,456
Premises and equipment	8,543
Core deposit intangible	4,025
Other real estate	538
Prepaid and other assets	25,393
Total fair value of assets acquired	$726,139

Liabilities assumed at fair value:
Deposits	$(631,375)
FHLB advances	(29,064)
Payables and other liabilities	(7,735)
Total fair value of liabilities assumed	$(668,174)

Net assets acquired at fair value:	$57,965

Amount of goodwill resulting from acquisition	$35,037
In the acquisition, the Company purchased $307.5 million of loans at fair value, net of $635,000, or 2.07%, estimated discount to the outstanding principal balance. Of the total loans acquired, management identified $1.2 million that were considered to be credit impaired and are accounted for under ASC Topic 310-30. The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and fair value of the loans as of the acquisition date for purchased credit impaired loans. Contractually required principal and interest payments have been adjusted for estimated prepayments.

(dollars in thousands)
Contractually required principal and interest	$1,154
Non-accretable difference	—
Cash Flows expected to be collected	1,154
Accretable yield	—
Total purchased credit-impaired loans acquired	$1,154

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table presents the acquired loan data for the SouthCrest acquisition.

(dollars in thousands)	Fair Value of Acquired Loans at Acquisition Date	Gross Contractual Amounts Receivable at Acquisition Date	Estimate at Acquisition Date of Contractual Cash Flows Not Expected to be Collected
Acquired receivables subject to ASC 310-30	$1,154	$1,154	$—
Acquired receivables not subject to ASC 310-30	$306,302	$306,933	—

Formation of Colony Insurance
On August 1, 2021 and September 1, 2021, the Company acquired several insurance agencies and formed Colony Insurance and recorded goodwill of $1.7 million and customer deposit intangibles of $1.7 million.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(3) Investment Securities
The amortized cost and estimated fair value of securities available for sale along with gross unrealized gains and losses are summarized as follows:

(dollars in thousands)
September 30, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
U.S. treasury securities	$43,034	$—	$(652)	$42,382
U.S. agency	18,172	82	(165)	18,089
State, county & municipal securities	199,074	486	(3,520)	196,040
Corporate debt securities	39,448	120	(163)	39,405
Mortgage-backed securities	525,507	3,952	(4,750)	524,709
	$825,235	$4,640	$(9,250)	$820,625

December 31, 2020
Securities Available for Sale:
U.S. treasury securities	$245	$—	$—	$245
U.S. agency	1,000	4	—	1,004
State, county & municipal securities	61,298	1,155	(65)	62,388
Corporate debt securities	4,250	1	(1)	4,250
Mortgage-backed securities	305,438	7,837	(348)	312,927
	$372,231	$8,997	$(414)	$380,814
The amortized cost and fair value of investment securities as of September 30, 2021, by contractual maturity, are shown hereafter. Expected maturities may differ from contractual maturities for certain investments because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This is often the case with mortgage-backed securities, which are disclosed separately in the table below.

	Securities Available for Sale
(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$453	$453
Due after one year through five years	13,395	13,457
Due after five years through ten years	109,852	108,879
Due after ten years	176,028	173,127
	$299,728	$295,916

Mortgage-backed securities	525,507	524,709
	$825,235	$820,625

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Proceeds from the sale of investment securities totaled $17.6 million and $44.5 million for the nine months ended September 30, 2021 and 2020, respectively. The sale of investment securities for the nine months ended September 30, 2021 and 2020 resulted in gross realized gains of $209,000 and $1,200,000 and losses of $72,000 and $191,000, respectively.
Investment securities having a carrying value approximating $203.9 million and $126.5 million were pledged to secure public deposits and for other purposes as of September 30, 2021 and December 31, 2020, respectively.
Information pertaining to securities with gross unrealized losses at September 30, 2021 and December 31, 2020 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Greater		Total
(dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2021
U.S. Treasury	$42,382	$(652)	$—	$—	$42,382	$(652)
U.S. agency	8,473	(165)	—	—	8,473	(165)
State, county & municipal securities	158,260	(3,446)	2,476	(74)	160,736	(3,520)
Corporate debt securities	18,711	(163)	—	—	18,711	(163)
Mortgage-backed securities	299,693	(4,520)	13,837	(230)	313,530	(4,750)
	$527,519	$(8,946)	$16,313	$(304)	$543,832	$(9,250)

December 31, 2020
State, county & municipal securities	$8,282	$(65)	$—	$—	$8,282	$(65)
Corporate debt securities	999	(1)	—	—	999	(1)
Mortgage-backed securities	28,835	(77)	3,949	(271)	32,784	(348)
	$38,116	$(143)	$3,949	$(271)	$42,065	$(414)
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
At September 30, 2021, 220 securities have unrealized losses. These securities are guaranteed by either the U.S. Government, other governments or U.S. corporations. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(4) Loans
The following table presents the composition of loans segregated by legacy and purchased loans and by class of loans, as of September 30, 2021 and December 31, 2020. Purchased loans are defined as loans that were acquired in bank acquisitions.

	September 30, 2021
(dollars in thousands)	Legacy Loans	Purchased Loans	Total
Construction, land and land development	$101,433	$51,558	$152,991
Other commercial real estate	543,883	208,750	752,633
Total commercial real estate	645,316	260,308	905,624
Residential real estate	163,750	54,474	218,224
Commercial, financial, & agricultural (*)	125,213	41,015	166,228
Consumer and other	16,417	3,367	19,784
Total Loans	$950,696	$359,164	$1,309,860

	December 31, 2020
(dollars in thousands)	Legacy Loans	Purchased Loans	Total
Construction, land and land development	$109,577	$11,516	$121,093
Other commercial real estate	477,445	42,946	520,391
Total commercial real estate	587,022	54,462	641,484
Residential real estate	167,714	15,307	183,021
Commercial, financial, & agricultural (*)	200,800	12,580	213,380
Consumer and other	19,037	2,581	21,618
Total Loans	$974,573	$84,930	$1,059,503
(*) Includes $17.0 million and $101.1 million in PPP loans at September 30, 2021 and December 31, 2020
Commercial and industrial loans are extended to a diverse group of businesses within the Company’s market area. These loans are often underwritten based on the borrower’s ability to service the debt from income from the business. Real estate construction loans often require loan funds to be advanced prior to completion of the project. Due to uncertainties inherent in estimating construction costs, changes in interest rates and other economic conditions, these loans often pose a higher risk than other types of loans. Consumer loans are originated at the Bank level.
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
•Grades 7 and 8 – These grades correspond to regulatory classification definitions of “doubtful” and “loss,” respectively. In practice, any loan with these grades would be for a very short period of time, of which the Company has no loans with these assigned grades at September 30, 2021. Management manages the Company’s problem loans in such a way that uncollectible loans or uncollectible portions of loans are charged off immediately with any residual, collectible amounts assigned a risk grade of 6.
The following table presents the loan portfolio, excluding purchased loans, by credit quality indicator (risk grade) as of September 30, 2021 and December 31, 2020. Those loans with a risk grade of 1, 2, 3 or 4 have been combined in the pass column for presentation purposes.

(dollars in thousands)	Pass	Special Mention	Substandard	Total Loans
September 30, 2021
Construction, land and land development	$98,619	$2,078	$736	$101,433
Other commercial real estate	504,951	22,107	16,825	543,883
Total commercial real estate	603,570	24,185	17,561	645,316
Residential real estate	153,983	3,560	6,207	163,750
Commercial, financial, & agricultural	122,991	1,332	890	125,213
Consumer and other	16,047	144	226	16,417
Total Loans	$896,591	$29,221	$24,884	$950,696

(dollars in thousands)
December 31, 2020
Construction, land and land development	$99,430	$2,940	$7,207	$109,577
Other commercial real estate	430,515	33,579	13,351	477,445
Total commercial real estate	529,945	36,519	20,558	587,022
Residential real estate	157,927	3,855	5,932	167,714
Commercial, financial, & agricultural	196,749	2,870	1,181	200,800
Consumer and other	18,734	124	$179	19,037
Total Loans	$903,355	$43,368	$27,850	$974,573

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table presents the purchased loan portfolio by credit quality indicator (risk grade) as of September 30, 2021 and December 31, 2020. Those loans with a risk grade of 1, 2, 3 or 4 have been combined in the pass column for presentation purposes. For the period ending September 30, 2021, the Company did not have any loans classified as “doubtful” or a “loss”.

(dollars in thousands)	Pass	Special Mention	Substandard	Total Loans
September 30, 2021
Construction, land and land development	$50,713	$803	$42	$51,558
Other commercial real estate	194,696	10,802	3,252	208,750
Total commercial real estate	245,409	11,605	3,294	260,308
Residential real estate	47,407	3,886	3,181	54,474
Commercial, financial, & agricultural	39,965	666	384	41,015
Consumer and other	3,118	17	232	3,367
Total Loans	$335,899	$16,174	$7,091	$359,164

December 31, 2020
Construction, land and land development	$11,275	$241	$—	$11,516
Other commercial real estate	40,825	53	2,068	42,946
Total commercial real estate	52,100	294	2,068	54,462
Residential real estate	14,909	312	86	15,307
Commercial, financial, & agricultural	10,198	1,803	579	12,580
Consumer and other	2,364	25	192	2,581
Total Loans	$79,571	$2,434	$2,925	$84,930
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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table presents the aging of the amortized cost basis in legacy loans by aging category and accrual status as of September 30, 2021 and December 31, 2020:

(dollars in thousands)	30-89 Days Past Due	90 Days or More Past Due	Total Accruing Loans Past Due	Nonaccrual Loans	Current Loans	Total Loans
September 30, 2021
Construction, land and land development	$59	$—	$59	$46	$101,328	$101,433
Other commercial real estate	59	—	59	4,430	539,394	543,883
Total commercial real estate	118	—	118	4,476	640,722	645,316
Residential real estate	579	—	579	3,582	159,589	163,750
Commercial, financial, & agricultural	132	—	132	675	124,406	125,213
Consumer and other	70	—	70	84	16,263	16,417
Total Loans	$899	$—	$899	$8,817	$940,980	$950,696

December 31, 2020
Construction, land and land development	$1,314	$—	$1,314	$80	$108,183	$109,577
Other commercial real estate	229	—	229	2,545	474,671	477,445
Total commercial real estate	1,543	—	1,543	2,625	582,854	587,022
Residential real estate	667	—	667	2,873	164,174	167,714
Commercial, financial, & agricultural	150	—	150	1,010	199,640	200,800
Consumer and other	48	—	48	102	18,887	19,037
Total Loans	$2,408	$—	$2,408	$6,610	$965,555	$974,573

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table presents the aging of the amortized cost basis in purchased loans by aging category and accrual status as of September 30, 2021 and December 31, 2020:

(dollars in thousands)	30-89 Days Past Due	90 Days or More Past Due	Total Accruing Loans Past Due	Nonaccrual Loans	Current Loans	Total Loans
September 30, 2021
Construction, land and land development	$2,688	$—	$2,688	$8	$48,862	$51,558
Other commercial real estate	—	—	—	1,350	207,400	208,750
Total commercial real estate	2,688	—	2,688	1,358	256,262	260,308
Residential real estate	76	—	76	1,790	52,608	54,474
Commercial, financial, & agricultural	97	—	97	47	40,871	41,015
Consumer and other	17	—	17	234	3,116	3,367
Total Loans	$2,878	$—	$2,878	$3,429	$352,857	$359,164

December 31, 2020
Construction, land and land development	$—	$—	$—	$117	$11,399	$11,516
Other commercial real estate	544	—	544	2,068	40,334	42,946
Total commercial real estate	544	—	544	2,185	51,733	54,462
Residential real estate	15	—	15	85	15,207	15,307
Commercial, financial, & agricultural	125	—	125	55	12,400	12,580
Consumer and other	—	—	—	193	2,388	2,581
Total Loans	$684	$—	$684	$2,518	$81,728	$84,930

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table details impaired loan data, including purchased credit impaired loans, as of September 30, 2021.

	September 30, 2021
(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment
With No Related Allowance Recorded
Construction, land and land development	$62	$61	$—	$5,373
Commercial real estate	7,334	6,460	—	8,549
Residential real estate	1,194	1,194	—	1,105
Commercial, financial & agriculture	80	80	—	52
Consumer & other	—	—	—	—
	8,670	7,795	—	15,079

With An Allowance Recorded
Construction, land and land development	—	—	—	—
Commercial real estate	4,806	4,806	880	5,415
Residential real estate	778	778	113	1,093
Commercial, financial & agriculture	—	—	—	99
Consumer & other	—	—	—	2
	5,584	5,584	993	6,609

Purchased Credit Impaired Loans
Construction, land and land development	—	—	—	64
Commercial real estate	851	851	26	524
Residential real estate	11	8	8	8
Commercial, financial & agriculture	55	47	4	44
Consumer & other	192	96	96	72
	1,109	1,002	134	712
Total
Construction, land and land development	62	61	—	5,437
Commercial real estate	12,991	12,117	906	14,488
Residential real estate	1,983	1,980	121	2,206
Commercial, financial & agriculture	135	127	4	195
Consumer & other	192	96	96	74
	$15,363	$14,381	$1,127	$22,400

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
Interest income recorded on impaired loans during the three and nine months ended September 30, 2021 and 2020 were $261,000,$104,000, $825,000, and $154,000 respectively.

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
As discussed in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2020, which are included in the Company’s 2020 Form 10-K, once a loan is identified as a TDR, it is accounted for as an impaired loan. The Company had no unfunded commitments to lend to a customer that has a troubled debt restructured loan as of September 30, 2021. The Company had one construction, land and land development loan restructured during the nine month period ended September 30, 2021 with outstanding principal balance of $511,000. Loans modified in a troubled debt restructuring are considered to be in default once the loan becomes 90 days past due. A TDR may cease being classified as impaired if the loan is subsequently modified at market terms and, has performed according to the modified terms for at least six months, and there has not been any prior principal forgiveness on a cumulative basis.
The Company had no loans that subsequently defaulted during the three and nine months ended September 30, 2021 and 2020.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(5) Allowance for Loan Losses
The following tables detail activity in the allowance for loan losses, segregated by class of loan, for the three and nine month periods ended September 30, 2021 and September 30, 2020. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other loan categories and periodically may result in reallocation within the provision categories.

(dollars in thousands)	Construction, land and land development	Other commercial real estate	Residential real estate	Commercial, financial & agricultural	Consumer and other	Total
Three Months Ended September 30, 2021
Beginning Balance	$1,125	$7,277	$2,273	$1,773	$423	$12,871
Charge-offs	—	(531)	—	(209)	(3)	(743)
Recoveries	363	14	143	66	13	599
Provision	(439)	540	(126)	203	(28)	150
Ending balance	$1,049	$7,300	$2,290	$1,833	$405	$12,877

Nine Months Ended September 30, 2021
Beginning Balance	$1,013	$6,880	$2,278	$1,713	$243	$12,127
Charge-offs	—	(568)	—	(225)	(44)	(837)
Recoveries	448	108	254	83	44	937
Provision	(412)	880	(242)	262	162	650
Ending balance	$1,049	$7,300	$2,290	$1,833	$405	$12,877

Period end amount allocated to
Individually evaluated for impairment	$—	$880	$113	$—	$—	$993
Collectively evaluated for impairment	1,049	6,394	2,169	1,829	309	11,750
Purchase credit impaired	—	26	8	4	96	134
Ending Balance	$1,049	$7,300	$2,290	$1,833	$405	$12,877

Loans
Individually evaluated for impairment	$61	$11,266	$1,972	$80	$—	$13,379
Collectively evaluated for impairment	152,930	740,516	216,244	166,101	19,688	1,295,479
Purchase credit impaired	—	851	8	47	96	1,002
Ending balance	$152,991	$752,633	$218,224	$166,228	$19,784	$1,309,860

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(dollars in thousands)	Construction, land and land development	Other commercial real estate	Residential real estate	Commercial, financial & agricultural	Consumer and other	Total
Three Months Ended September 30, 2020
Beginning Balance	$759	$5,711	$1,631	$1,913	$275	$10,289
Charge-offs	—	(226)	(144)	(153)	(36)	(559)
Recoveries	6	3	120	1	54	184
Provision	199	127	317	346	117	1,106
Ending balance	$964	$5,615	$1,924	$2,107	$410	$11,020
Nine Months Ended September 30, 2020
Beginning Balance	$215	$3,908	$980	$1,657	$103	$6,863
Charge-offs	(4)	(226)	(159)	(221)	(846)	(1,456)
Recoveries	31	29	130	21	140	351
Provision	722	1,904	973	650	1,013	5,262
Ending balance	$964	$5,615	$1,924	$2,107	$410	$11,020

December 31, 2020
Period end amount allocated to
Individually evaluated for impairment	$—	$1,436	$226	$263	$—	$1,925
Collectively evaluated for impairment	1,013	5,444	2,048	1,450	162	10,117
Purchase credit impaired	—	—	4	—	81	85
Ending Balance	$1,013	$6,880	$2,278	$1,713	$243	$12,127

Loans
Individually evaluated for impairment	$6,982	$17,430	$2,352	$350	$—	$27,114
Collectively evaluated for impairment	114,017	502,961	180,658	212,984	21,522	1,032,142
Purchase credit impaired	94	—	11	46	96	247
Ending Balance	$121,093	$520,391	$183,021	$213,380	$21,618	$1,059,503
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

(dollars in thousands)	Classification	September 30, 2021	December 31, 2020
Assets
Operating lease right-of-use assets	Other assets	$773	$511
Liabilities
Operating lease liabilities	Other liabilities	787	517
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
Operating lease cost was $10,000, $64,000, $108,000, and $180,000 for the three and nine months ended September 30, 2021 and 2020, respectively.
As of September 30, 2021, the weighted average remaining lease term was 1.65 years and the weighted average discount rate was 0.52%.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table represents the future maturities of the operating lease liabilities and other lease information as of September 30, 2021.

(dollars in thousands)		Lease Liability
September 30, 2022		$536
September 30, 2023		215
September 30, 2024		39
Total lease payments		$790
Less: interest		(3)
Present value of lease liabilities		$787

Supplemental lease information:
Cash paid for amounts included in the measurement of lease liabilities:	September 30, 2021	September 30, 2020
Operating cash flows from operating leases (cash payments)	$102	$176
Operating cash flows from operating leases (lease liability reduction)	237	167
Operating lease right-of-use assets obtained in exchange for leases entered into during the period, net of business combinations	—	196

(7) Borrowings
The following table presents information regarding the Company’s outstanding borrowings at September 30, 2021 and December 31, 2020:

(dollars in thousands)	September 30, 2021	December 31, 2020
Federal Home Loan Bank advances	$51,601	$22,500
Paycheck Protection Program (PPP) Liquidity Facility	—	106,789
Other borrowings	37,042	37,792
	$88,643	$167,081
Advances from the Federal Home Loan Bank (“FHLB”) have maturities ranging from 2023 to 2029 and interest rates ranging from 1.07% to 3.51%. As collateral on the outstanding FHLB advances, the Company has provided a blanket lien on its portfolio of qualifying residential first mortgage loans, commercial loans, multifamily loans and HELOC loans. At September 30, 2021, the lendable collateral of those loans pledged is $136.2 million. At September 30, 2021, the Company had remaining credit availability from the FHLB of $385.4 million. The Company may be required to pledge additional qualifying collateral in order to utilize the full amount of the remaining credit line.
On May 1, 2019, the Company entered into two borrowing arrangements with a correspondent bank for $10.0 million each. The term note is secured by the Bank’s stock, expiring on May 1, 2024, and bears a fixed interest rate of 4.70%. The line of credit is also secured by the Bank’s stock, expiring on July 30, 2022, and bears a variable interest rate of Wall Street Journal Prime minus 0.40%.The proceeds were used for the acquisition of LBC Bancshares, Inc. and its subsidiary, Calumet Bank. As of September 30, 2021, the outstanding balance of the term note and the line of credit totaled $7.5 million and $5.3 million, respectively.
On April 20, 2020 the Company completed a Paycheck Protection Program Liquidity Facility ("PPPLF") credit arrangement with the Federal Reserve. This line of credit was secured by PPP loans and bore a fixed interest rate of 0.35% with a maturity date equal to the maturity date of the related PPP loans, with the PPP loans maturing either two or five years from the origination date of the PPP loan. An advance of $140.7 million through the PPPLF was used for the funding of PPP loans. The Company's PPPLF was paid off in second quarter of 2021.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The Company's debentures issued in connection with trust preferred securities are recorded as subordinated debentures on the consolidated balance sheets, but, subject to certain limitations, qualify as Tier 1 capital for regulatory capital purposes. At September 30, 2021 and December 31, 2020, $24.2 million of debentures underlying trust preferred securities were outstanding. The proceeds from the offerings were used to fund certain acquisitions, pay off holding company debt and inject capital into the bank subsidiary. The debentures underlying the trust preferred securities require quarterly interest payments.
The aggregate stated maturities of other borrowed money at September 30, 2021 are as follows:

(dollars in thousands)
Year	Amount
2021	$—
2022	5,313
2023	3,000
2024	7,500
2025	4,500
2026 and After	69,229
Fair Value adjustment for FHLB borrowings acquired from SouthCrest	(899)
$88,643
The Company also has available federal funds lines of credit with various financial institutions totaling $53.0 million, none of which were outstanding at September 30, 2021.
The Company has the ability to borrow funds from the Federal Reserve Bank (“FRB”) of Atlanta utilizing the discount window. The discount window is an instrument of monetary policy that allows eligible institutions to borrow money from the FRB on a short-term basis to meet temporary liquidity shortages caused by internal or external disruptions. At September 30, 2021, the Company had borrowing capacity available under this arrangement, with no outstanding balances. The Company would be required to pledge certain available-for-sale investment securities as collateral under this agreement.

(8) Earnings Per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflects the potential dilution of restricted stock.
The following table presents earnings per share for the three and nine months ended September 30, 2021 and 2020.

(dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator
Net income available to common stockholders	$5,583	$3,099	$14,500	$6,916

Denominator
Weighted average number of common shares
Outstanding for basic earnings per common share	12,345	9,499	10,447	9,499
Weighted-average number of shares outstanding for diluted earnings per common share	12,345	9,499	10,447	9,499

Earnings per share - basic	$0.45	$0.33	$1.39	$0.73

Earnings per share - diluted	$0.45	$0.33	$1.39	$0.73

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
At September 30, 2021 and December 31, 2020 the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
(dollars in thousands)	September 30, 2021	December 31, 2020
Loan commitments	$85,573	$198,029
Letters of credit	5,836	3,634
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
Legal Contingencies. In the ordinary course of business, there are various legal proceedings pending against the Company and the Bank. As of September 30, 2021, the aggregate liabilities, if any, arising from such proceedings would not, in the opinion of management, have a material adverse effect on the Company’s consolidated financial position.

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
Paycheck Protection Liquidity Facility– The fair value of PPPLF is estimated by discounting the future cash flows using the current rates at which similar advances would be obtained. PPPLF are classified as Level 2.
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

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The carrying amount, estimated fair values, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2021 and December 31, 2020 are as follows:

	Fair Value Measurements
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
September 30, 2021
Assets
Cash and short-term investments	$176,997	$176,997	$176,997	$—	$—
Investment securities available for sale	820,625	820,625	42,382	778,243	—
Other investments, at cost	13,977	13,977	—	13,977	—
Loans held for sale	26,697	26,697	—	26,697	—
Loans, net	1,296,983	1,303,994	—	—	1,303,994

Liabilities
Deposits	2,195,122	2,195,624	—	2,195,624	—
Federal Home Loan Bank advances	51,601	50,528	—	50,528	—
Other borrowings	37,042	36,767	—	36,767	—

	Fair Value Measurements
(dollars in thousands)	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2020
Assets
Cash and short-term investments	$183,506	$183,506	$183,506	$—	$—
Investment securities available for sale	380,814	380,814	245	380,569	—
Other investments, at cost	3,296	3,296	—	3,296	—
Loans held for sale	52,386	52,386	—	52,386	—
Loans, net	1,047,376	1,063,785	—	—	1,063,785

Liabilities
Deposits	1,445,027	1,445,984	—	1,445,984	—
Paycheck Protection Program Liquidity Facility	106,789	106,789	—	106,789
Federal Home Loan Bank advances	22,500	20,817	—	20,817	—
Other borrowings	37,792	37,792	—	37,792	—

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
Assets Measured at Fair Value on a Recurring and Nonrecurring Basis – The following table presents the recorded amount of the Company’s assets measured at fair value on a recurring and nonrecurring basis as of September 30, 2021 and December 31, 2020, aggregated by the level in the fair value hierarchy within which those measurements fall. The table below includes only impaired loans with a specific reserve and only other real estate properties with a valuation allowance at September 30, 2021 and December 31, 2020. Those impaired loans and other real estate properties are shown net of the related specific reserves and valuation allowances.

		Fair Value Measurements at Reporting Date Using
(dollars in thousands)	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2021
Nonrecurring
Collateral dependent impaired loans	$4,590	$—	$—	$4,590
Other real estate owned	807	—	—	807
Total nonrecurring assets	$5,397	$—	$—	$5,397

		Fair Value Measurements at Reporting Date Using
(dollars in thousands)	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2020
Nonrecurring
Collateral dependent impaired loans	$5,939	$—	$—	$5,939
Other real estate owned	1,006	—	—	1,006
Total nonrecurring assets	$6,945	$—	$—	$6,945

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
The following table presents quantitative information about the significant unobservable inputs used in the fair value measurements for assets in level 3 of the fair value hierarchy measured on a nonrecurring basis at September 30, 2021 and December 31, 2020. This table is comprised primarily of collateral dependent impaired loans and other real estate owned:

(dollars in thousands)	September 30, 2021	Valuation Techniques	Unobservable Inputs	Range Weighted Avg
Collateral dependent impaired loans	$4,590	Appraised Value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	25%	100%
Other real estate owned	807	Appraised Value/Comparable Sales	Discounts to reflect current market conditions and estimated costs to sell	—%	20%

(dollars in thousands)	December 31, 2020	Valuation Techniques	Unobservable Inputs	Range Weighted Avg
Collateral dependent impaired loans	$5,939	Appraised Value	Discounts to reflect current market conditions, ultimate collectability, and estimated costs to sell	25%	100%
Other real estate owned	1,006	Appraised Value/Comparable Sales	Discounts to reflect current market conditions and estimated costs to sell	—%	20%
The table below presents a reconciliation and statement of income classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the nine months ended September 30, 2020.

Available for Sale Securities
(dollars in thousands)	September 30, 2020
Balance, Beginning	$2,022
Transfers out of Level 3	—
Sales	—
Paydowns	—
Realized Loss on Sale of Security	—
Unrealized gains (losses) included in Other Comprehensive Income	(20)
Balance, Ending	$2,002
The Company’s policy is to recognize transfers in and transfers out of levels 1, 2 and 3 as of the end of a reporting period. There were no transfers of securities between levels for the nine months ended September 30, 2020.

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(11) Segment Information
The Company’s operating segments include banking, mortgage banking and small business specialty lending division. The reportable segments are determined by the products and services offered, and internal reporting. The Bank segment derives its revenues from the delivery of full-service financial services, including retail and commercial banking services and deposit accounts. The Mortgage Banking segment derives its revenues from the origination and sales of residential mortgage loans held for sale. The Small Business Specialty Lending Division segment derives its revenue from the origination, sales and servicing of Small Business Administration loans and other government guaranteed loans. Segment performance is evaluated using net interest income and noninterest income. Income taxes are allocated based on income before income taxes, and indirect expenses (includes management fees) are allocated based on various internal factors for each segment. Transactions among segments are made at fair value. Information reported internally for performance assessment follows. The following tables present information reported internally for performance assessment for the three and nine months ended September 30, 2021 and 2020:

(dollars in thousands)	Bank	Mortgage Banking	Small Business Specialty Lending Division	Totals
Three months ended September 30, 2021
Net Interest Income	$17,181	$138	$549	$17,868
Provision for Loan Losses	150	—	—	150
Noninterest Income	4,340	3,104	1,994	9,438
Noninterest Expenses	16,941	2,765	1,505	21,211
Income Taxes	434	(290)	218	362
Segment Profit	$3,996	$767	$820	$5,583

Segments Assets at September 30, 2021	$2,468,106	$21,184	$23,291	$2,512,581

Full time employees at September 30, 2021	417	53	24	494

(dollars in thousands)	Bank	Mortgage Banking	Small Business Specialty Lending Division	Totals
Three months ended September 30, 2020
Net Interest Income	$13,631	$188	$29	$13,848
Provision for Loan Losses	1,106	—	—	1,106
Noninterest Income	4,139	2,612	803	7,554
Noninterest Expenses	12,415	2,410	1,488	16,313
Income Taxes	940	82	(138)	884
Segment Profit (Loss)	$3,309	$308	$(1,350)	$3,099

Segments Assets at December 31, 2020	$1,709,696	$50,266	$4,012	$1,763,974

Full time employees at September 30, 2020	312	41	15	368

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(dollars in thousands)	Bank	Mortgage Banking	Small Business Specialty Lending Division	Totals
Nine months ended September 30, 2021
Net Interest Income	$45,977	$429	$761	$47,167
Provision for Loan Losses	650	—	—	650
Noninterest Income	10,409	10,087	4,979	25,475
Noninterest Expenses	41,922	8,445	3,746	54,113
Income Taxes	2,836	124	419	3,379
Segment Profit	$10,978	$1,947	$1,575	$14,500

(dollars in thousands)	Bank	Mortgage Banking	Small Business Specialty Lending Division	Totals
Nine months ended September 30, 2020
Net Interest Income	$39,727	$305	$62	$40,094
Provision for Loan Losses	5,262	—	—	5,262
Noninterest Income	9,960	5,686	1,183	16,829
Noninterest Expenses	34,112	5,302	3,524	42,938
Income Taxes	2,149	137	(479)	1,807
Segment Profit (Loss)	$8,164	$552	$(1,800)	$6,916

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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  As of September 30, 2021, the interim final Basel III rules (“Basel III”) require the Company to also maintain minimum amounts and ratios of common equity Tier 1 capital to risk-weighted assets.  These amounts and ratios as defined in regulations are presented hereafter.  Management believes, as of September 30, 2021, the Company meets all capital adequacy requirements to which it is subject under the regulatory framework for prompt corrective action.  In the opinion of management, there are no events or conditions since prior notification of capital adequacy from the regulators that have changed the institution’s category.
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
The following table summarizes regulatory capital information as of September 30, 2021 and December 31, 2020 on a consolidated basis and for the subsidiary, as defined.  Regulatory capital ratios for September 30, 2021 and December 31,

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
2020 were calculated in accordance with the Basel III rules.

(dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2021
Total Capital to Risk-Weighted Assets
Consolidated	$201,537	12.80%	$125,961	8.00%	N/A	N/A
Colony Bank	199,675	12.68	125,938	8.00	$157,423	10.00%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	188,660	11.98	94,487	6.00	N/A	N/A
Colony Bank	186,798	11.87	94,454	6.00	125,938	8.00

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	165,160	10.49	70,850	4.50	N/A	N/A
Colony Bank	186,798	11.87	70,840	4.50	102,325	6.50

Tier 1 Capital to Average Assets
Consolidated	188,660	8.37	90,117	4.00	N/A	N/A
Colony Bank	186,798	8.55	87,422	4.00	109,277	5.00

(dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020
Total Capital to Risk-Weighted Assets
Consolidated	$155,447	13.78%	$90,245	8.00%	N/A	N/A
Colony Bank	164,050	14.55	90,199	8.00	$112,749	10.00%

Tier 1 Capital to Risk-Weighted Assets
Consolidated	143,320	12.71	67,657	6.00	N/A	N/A
Colony Bank	151,923	13.48	67,622	6.00	90,162	8.00

Common Equity Tier 1 Capital to Risk-Weighted Assets
Consolidated	119,820	10.62	50,771	4.50	N/A	N/A
Colony Bank	151,923	13.48	50,716	4.50	73,257	6.50

Tier 1 Capital to Average Assets
Consolidated	143,320	8.49	67,524	4.00	N/A	N/A
Colony Bank	151,923	9.12	66,633	4.00	83,291	5.00

COLONY BANKCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(13) Subsequent Events
Dividend
On October 21, 2021, the Board of Directors declared a quarterly cash dividend of $0.1025 per share, to be paid on its common stock on November 17, 2021, to shareholders of record as of the close of business on November 3, 2021.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Colony Bankcorp, Inc. and our wholly owned subsidiary, Colony Bank, from December 31, 2020 through September 30, 2021 and on our results of operations for the three and nine months ended September 30, 2021 and 2020. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto in the Company's 2020 Form 10-K, and information presented elsewhere in this Quarterly Report on Form 10-Q, particularly the unaudited consolidated financial statements and related notes appearing in Item 1.
Forward-looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “strive,” “projection,” “goal,” “target,” “outlook,” “aim,” “would,” “annualized” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control, particularly with regard to developments related to the COVID-19 (and the variants thereof) pandemic. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors discussed elsewhere in this quarterly report and the following:
•business and economic conditions, particularly those affecting the financial services industry and our primary market areas;
•the economic impact of the COVID-19 pandemic and related variants on our business, including the impact of the actions taken by governmental authorities to try and contain the virus (including variants) or address the impact of the virus on the United States economy (including, without limitations, the CARES Act), and the resulting effect of all of such items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;
•adverse results from current or future litigation, regulatory examinations or other legal and/or regulatory actions related to the COVID-19 pandemic and related variants, including as a result of our participation in and execution of government programs related to the COVID-19 pandemic and related variants, including, but not limited to, the PPP;
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
•failure to successfully integrate SouthCrest’s business with our business;
•the risk of lower than expected revenue following the acquisition of SouthCrest;
•our ability to manage the combined company’s growth with the acquisition of SouthCrest;
•the dilution caused by the Company’s issuance of additional shares of its common stock in connection with the acquisition of SouthCrest;
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
•changes in our accounting standards;
•changes in tariffs and trade barriers;
•changes in federal tax law or policy; and
•other risks and factors identified in our 2020 Form 10-K, and this Quarterly Report on Form 10-Q for the period ended September 30, 2021, and in any of the Company's other reports filed with the U.S. Securities and Exchange Commission and available on its website at www.sec.gov.
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
In addition, we have been participating in the SBA Paycheck Protection Program (“PPP”) under CARES Act to help provide loans to our business customers in need. As of September 30, 2021, the Company has closed with the SBA $46.9 million of PPP loans related to the Economic Aid Act. During the quarter ended September 30, 2021, $40.0 million in PPP loans related to CARES Act were forgiven. In accordance with U.S. generally accepted accounting principles ("GAAP"), recognition of these fees was deferred and recognized over the life of the loans, with all fees to be recognized when the loan is repaid in full, including as a result of forgiveness.

Despite recent improvements in certain economic indicators and while the overall outlook has improved based on the availability of the vaccine to all adults and older children, the emergence and spread of variants remains as a risk to containing and ending the pandemic, as well as to full economic recovery in our footprint. Even with improvements in certain economic indicators, the duration and extent of the downturn and speed of the related recovery on our business, customers and the economy as a whole remains uncertain.
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
Pursuant to the terms of the Merger Agreement, each issued and outstanding share of SouthCrest common stock was converted into the right to receive either $10.45 in cash or 0.07318 shares of Colony common stock. In aggregate, Colony issued approximately 4.0 million shares of its common stock and paid approximately $21.6 million cash in the Merger.

Overview
The following discussion and analysis presents the more significant factors affecting the Company’s financial condition as of September 30, 2021 and December 31, 2020, and results of operations for each of the three and nine month periods ended

September 30, 2021 and 2020. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements, notes thereto and other financial information appearing elsewhere in this report.
At September 30, 2021, the Company had total consolidated assets of $2.5 billion, total loans of $1.3 billion, total deposits of $2.2 billion, and stockholders’ equity of $217.1 million. The Company reported net income of $14.5 million, or $1.39 per diluted share, for the first nine months of 2021, compared to net income of $6.9 million, or $0.73 per diluted share, for the nine months of 2020. The Company reported net income of $5.6 million, or $0.45 per diluted share, for the third quarter of 2021, compared to net income of $3.1 million, or $0.33 per diluted share, for the third quarter of 2020. The increase in net income for the three and nine months ended September 30, 2021 was primarily driven by the acquisition of SouthCrest, a decrease in provision for loan loss and interest expense and an increase in mortgage fee income, interchange fees and gain on sale of SBA loans.
Net interest income on a tax equivalent basis increased to $47.4 million for the first nine months of 2021, compared to $40.3 million for the nine months of 2020, primarily due to a decrease in interest expense on deposits. The net interest margin increased to 3.49% for the nine months ended September 30, 2021 from 3.46% for the same period in 2020. The reason for the increase in net interest margin is primarily due to an increase in yield on loans and a decrease in deposit and borrowing rates, which was offset by a decrease in yield on investments.Net interest income on a tax equivalent basis increased to $18.0 million for the third quarter of 2021, compared to $13.9 million for the third quarter of 2020, primarily due to a decrease in interest expense on deposits. The net interest margin increased to 3.48% for the third quarter of 2021 from 3.34% for the same period in 2020. The reason for the increase in net interest margin is primarily due to an increase in yield on loans, a decrease in yield on borrowings and deposits, which was offset by lower yield on investments.
The provision for loan losses was $650,000 for the first nine months of 2021, compared to $5.3 million for the first nine months of 2020. The provision for loan losses was $150,000 for the third quarter of 2021, compared to $1.1 million for the third quarter of 2020. Net recoveries for the first nine months of 2021 were $100,000 compared to net charge-offs of $1,105,000 for the same period in 2020. Net charge-offs for the third quarter of 2021 were $144,000 compared to net charge-offs of $375,000 for the same period in 2020. As of September 30, 2021, Colony’s allowance for loan losses was $12.9 million, or 0.98% of total loans, compared to $12.1 million, or 1.26% of total loans, at December 31, 2020. At September 30, 2021 and December 31, 2020, nonperforming assets were $13.1 million and $10.2 million, or 0.52% and 0.69% of total assets, respectively. While asset quality remains stable period over period, social and economic disruption in response to the COVID-19 pandemic continued to result in business closures and job losses during 2021. As such, additional qualitative measures were incorporated in first three quarters of 2021 allowance for loan losses calculation.
Noninterest income of $25.5 million for the first nine months of 2021 was up $8.6 million, or 51.38%, from the first nine months of 2020. Noninterest income of $9.4 million for the third quarter of 2021 was up $1.9 million or 24.9%, from the third quarter of 2020. The increase was primarily due to increases in mortgage fee income, gain on sale of SBA loans, and interchange fees, offset by a decrease in gain on sales of securities.
For the first nine months of 2021, noninterest expense of $54.1 million an increase of $11.2 million, or 26.03%, from the same period in 2020. For the third quarter of 2021, noninterest expense of $21.2 million an increase of $4.9 million, or 30.03%, from the same period in 2020. Increases in noninterest expense are in part due to the growth experienced by the Company and changes to the organizational structure that are associated with that growth, along with acquisition expenses related to the SouthCrest merger. Those expenses that were the primary contributors to the increase year over year include salaries and employee benefits. See "Table 6 - Noninterest expense" for more detail and discussion on the primary drivers to the increase in noninterest expense.
Critical Accounting Policies
Our accounting and reporting policies are in accordance with GAAP and conform to general practices within the banking industry. There have been no significant changes to the Significant Accounting Policies as described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2020, which are included in the Company’s 2020 Form 10-K.

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

Table 1 - Non-GAAP Performance Measures Reconciliation
(dollars in thousands, except per share data)
	2021			2020
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Non-GAAP Measures
Operating net income reconciliation
Net income (GAAP)	$5,583	$3,997	$4,919	$4,900	$3,099
Acquisition-related expenses	1,994	861	176	148	207
Gain on sale of Thomaston Branch	—	—	—	(1,026)	—
Income tax benefit of acquisition-related expenses	(518)	(225)	(46)	184	(166)
Operating net income	$7,059	$4,633	$5,049	$4,206	$3,140
Weighted average diluted shares	12,344,926	9,498,783	9,498,783	9,498,783	9,498,783
Adjusted earnings per diluted share	$0.57	$0.49	$0.53	$0.44	$0.39
Tangible common book value per share reconciliation
Common book value per share (GAAP)	$15.88	$15.46	$15.11	$15.21	$14.78
Effect of goodwill and other intangibles	(4.46)	(1.89)	(1.97)	(1.95)	(1.96)
Tangible common book value per share	$11.42	$13.57	$13.14	$13.26	$12.82

Results of Operations
We reported net income and diluted earnings per share of $14.5 million and $1.39, respectively, for the first nine months of 2021. This compared to net income and diluted earnings per share of $6.9 million and $0.73, respectively, for the same period in 2020. We reported net income and diluted earnings per share of $5.6 million and $0.45, respectively, for the third quarter of 2021. This compared to net income and diluted earnings per share of $3.1 million and $0.33, respectively, for the same period in 2020.
We reported operating net income, a non-GAAP financial measure, of $16.7 million for the first nine months of 2021, compared to $7.9 million for the same period in 2020. For the first nine months of 2021, operating net income, a non-GAAP financial measure, excludes acquisition-related expenses, which, net of tax, totaled $2.2 million. For the first nine months of 2020, operating net income, a non-GAAP financial measure, excludes acquisition-related expenses, and Thomaston building writedown which, net of tax, totaled $1.0 million. We reported operating net income, a non-GAAP financial measure, of $7.1 million for the third quarter 2021, compared to $3.7 million for the same period in 2020. For the third quarter 2021, operating net income, a non-GAAP financial measure, excludes acquisition-related expenses, which, net of tax, totaled $1.0 million. For the third quarter of 2020, operating net income, a non-GAAP financial measure, excludes acquisition-related expenses and Thomaston building writedown, which, net of tax, totaled $623,000. See reconciliation of non-GAAP financial measures provided above.

Table 2 - Selected Financial Information
	2021			2020
(dollars in thousands, except per share data)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
EARNINGS SUMMARY
Net interest income	$17,868	$15,069	$14,283	$15,151	$13,848
Provision for loan losses	150	—	500	1,296	1,106
Non-interest income	9,438	7,751	8,576	8,039	7,554
Non-interest expense	21,211	17,465	15,782	15,986	16,313
Income taxes	362	1,358	1,658	1,008	884
Net income	$5,583	$3,997	$4,919	$4,900	$3,098
PERFORMANCE MEASURES
Per common share:
Common shares outstanding	13,674,198	9,498,783	9,498,783	9,498,783	9,498,783
Weighted average basic shares	12,344,926	9,498,783	9,498,783	9,498,783	9,498,783
Weighted average diluted shares	12,344,926	9,498,783	9,498,783	9,498,783	9,498,783
Earnings per basic share	$0.45	$0.42	$0.52	$0.52	$0.33
Earnings per diluted share	0.45	0.42	0.52	0.52	0.33
Adjusted earnings per diluted share(a)	0.57	0.49	0.53	0.44	0.39
Cash dividends declared per share	0.1025	0.1025	0.1025	0.1000	0.1000
Book value per common share	15.88	15.46	15.11	15.21	14.78
Tangible book value per common share (a)	11.42	13.57	13.22	13.26	12.82

Performance ratios:
Net interest margin	3.48%	3.68%	3.50%	3.58%	3.34%
Return on average assets	1.00	0.91	1.12	1.08	0.70
Return on average total equity	11.49	11.14	13.71	13.73	8.80
Average total equity to average assets	8.67	8.14	8.20	7.87	7.91

ASSET QUALITY
Nonperforming loans (NPLs)	$12,246	$9,205	$10,676	$9,128	$9,926
Other real estate owned	807	270	518	1,006	1,875
Repossessions	3	29	29	30	11

Total nonperforming assets (NPAs)	13,056	9,504	11,223	10,164	11,812
Classified loans	30,300	30,852	35,182	30,404	21,388
Criticized loans	61,857	64,818	80,288	75,633	72,076
Net loan (recoveries)/charge-offs	144	(178)	(66)	189	375
Allowance for loan losses to total loans	0.98%	1.26%	1.19%	1.14%	1.00%
Allowance for loan losses to total NPLs	105.15	140.15	118.89	132.85	111.02
Allowance for loan losses to total NPAs	98.63	135.73	113.10	119.31	93.29
Net (recoveries)/charge-offs to average loans (annualized)	0.05	(0.09)	(0.02)	0.07	0.13
NPLs to total loans	0.93	0.90	1.00	0.86	0.90
NPAs to total assets	0.52	0.54	0.62	0.58	0.67
NPAs to total loans and other real estate owned	1.00	0.93	1.06	0.96	1.07

AVERAGE BALANCES
Total assets	$2,272,904	$1,777,559	$1,774,123	$1,797,749	$1,766,717
Loans, net	1,243,066	1,076,784	1,079,007	1,151,872	1,140,487
Deposits	1,975,418	1,547,139	1,475,944	1,456,287	1,417,724
Total stockholders’ equity	197,109	144,761	145,515	141,570	139,721
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
Fully taxable equivalent net interest income for the first nine months of 2021 and 2020 was $47.4 million and $40.3 million, respectively. The net interest margin for the first nine months of 2021 and 2020 was 3.49% and 3.46%, respectively. Fully taxable equivalent net interest income for the third quarter of 2021 and 2020 was $18.0 million and $13.9 million, respectively. The net interest margin for the third quarter of 2021 and 2020 was 3.48% and 3.34% respectively. The slight increase in net interest margin for the first nine months of 2021 compared to 2020 is a result of the increase in yields on loans related to loan fees and decreases in cost of funds from lower rates on deposits and borrowings offset by decreases in yields on investment. The increase in net interest margin for the first three months of 2021 compared to 2020 is a result of decrease in cost of funds and increase in yields on loans offset by a decrease in yield on investments.
The following tables indicate the relationship between interest income and interest expense and the average amounts of assets and liabilities for the periods indicated. As shown in the tables, both average assets and average liabilities for the three and nine months ended September 30, 2021 increased compared to the same period in 2020. The increase in average assets was primarily driven by the increase in investment securities of $325.6 million and $167.6 million and the increase in loans of $102.6 million and $61.6 million for the three and nine months ended September 30, 2021 compared to the same period in 2020. Both of these increases are primarily due to the SouthCrest acquisition. The increase in average liabilities for the three and nine months ended September 30, 2021 was funded primarily through an increase in deposits from the SouthCrest merger offset by a decrease in borrowings from the payoff of the PPPLF.

The yield on total interest-bearing liabilities decreased from 0.71% in the first nine months 2020 to 0.33% in the first nine months of 2021. The yield on total interest-bearing liabilities decreased from 0.52% in the third quarter 2020 to 0.30% in the third quarter of 2021. The main driver in both of these decreases is the decrease in deposit costs associated with market driven changes impacting our cost of funds attributable to falling interest rates throughout 2020 and that remained low in 2021. In March of 2020, the Federal Reserve's Federal Open Market Committee ("FOMC") lowered interest rates twice for a total reduction of 150 basis points in response to the COVID-19 pandemic, which was the most aggressive action taken by the FOMC since the financial crisis in 2008.

	Three Months Ended September 30,
	2021			2020
(dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-earning assets:
Loans, net of unearned income(1)	$1,243,066	$16,085	5.25%	$1,140,486	$13,809	4.80%
Investment securities, taxable	614,404	2,668	1.76	339,094	1,644	1.92
Investment securities, tax-exempt(2)	77,255	362	1.90	26,916	130	1.92
Deposits in banks and short term investments	166,064	57	0.14	151,508	52	0.14
Total interest-earning assets	2,100,789	19,172	3.70	1,658,004	15,635	3.74
Noninterest-earning assets	172,115			108,712
Total assets	$2,272,904			$1,766,716
Liabilities and stockholders' equity
Interest-bearing liabilities:
Interest-earning demand and savings	$1,169,693	$319	0.11%	$793,831	$324	0.16%
Other time	320,484	380	0.48	295,559	820	1.10
Total interest-bearing deposits	1,490,177	699	0.19	1,089,390	1,144	0.42
Federal Home Loan Bank advances	42,391	171	1.64	28,587	159	2.21
Paycheck Protection Program Liquidity Facility	—	—	—	134,500	118	0.35
Other borrowings	37,289	289	3.14	38,289	273	2.83
Total other interest-bearing liabilities	79,680	460	2.34	201,376	550	1.08
Total interest-bearing liabilities	1,569,857	1,159	0.30	1,290,766	1,694	0.52
Noninterest-bearing liabilities:
Demand deposits	485,241			328,334
Other liabilities	20,697			7,895
Stockholders' equity	197,109			139,721
Total noninterest-bearing liabilities and stockholders' equity	703,047			475,950
Total liabilities and stockholders' equity	$2,272,904			$1,766,716
Interest rate spread			3.40%			3.22%
Net interest income		$18,013			$13,941
Net interest margin			3.48%			3.34%

(1)The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable equivalent adjustments totaling $73,000 and $66,000 for the quarter ended September 30, 2021 and 2020, respectively, are included in loans, net of unearned income. Accretion income of $104,000 and $82,000 for the quarter ended September 30, 2021 and 2020, respectively are also included in income and fees on loans.
(2)Taxable-equivalent adjustments totaling $72,000 and $27,000 for quarter ended September 30, 2021 and 2020, respectively, are included in tax-exempt interest on investment securities. The adjustments are based on a federal tax rate of 21% and a Georgia state tax rate of 2.5% with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.

Table 3 - Average Balance Sheet and Net Interest Analysis
	Nine Months Ended September 30,
	2021			2020
(dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-earning assets:
Loans, net of unearned income (1)	$1,133,533	$43,890	5.18%	$1,071,908	$40,923	5.09%
Investment securities, taxable	468,561	6,011	1.72	336,446	5,390	2.13%
Investment securities, tax-exempt(2)	47,839	677	1.89	12,319	184	1.99%
Deposits in banks and short term investments	165,280	155	0.13	132,496	384	0.39%
Total interest-earning assets	1,815,213	50,733	3.74	1,553,169	46,881	4.02%
Noninterest-earning assets	121,417			107,013
Total assets	$1,936,630			$1,660,182
Liabilities and stockholders' equity
Interest-bearing liabilities:
Interest-earning demand and savings	$978,181	$630	0.09%	$762,906	$1,667	0.29%
Other time	278,508	1,291	0.62	313,834	3,099	1.32
Total interest-bearing deposits	1,256,689	1,921	0.20	1,076,740	4,766	0.59

Federal Home Loan Bank advances	29,203	401	1.84	36,858	626	2.27
Paycheck Protection Program Liquidity Facility	34,155	93	0.36	78,081	205	0.35
Other borrowings	37,536	896	3.19	38,591	962	3.32
Total other interest-bearing liabilities	100,894	1,390	1.84	153,530	1,793	1.56
Total interest-bearing liabilities	1,357,583	3,311	0.33	1,230,270	6,559	0.71
Noninterest-bearing liabilities:
Demand deposits	411,307			287,038
Other liabilities	11,411			6,134
Stockholders' equity	162,650			136,740
Total noninterest-bearing liabilities and stockholders' equity	585,368			429,912
Total liabilities and stockholders' equity	$1,942,951			$1,660,182
Interest rate spread			3.41%			3.31%
Net interest income		$47,422			$40,322
Net interest margin			3.49%			3.46%
(1)The average balance of loans includes the average balance of nonaccrual loans. Income on such loans is recognized and recorded on the cash basis. Taxable equivalent adjustments totaling $206,000 and $190,000 for the nine months ended September 30, 2021 and 2020, respectively, are included in loans, net of unearned income. Accretion income of $375,000 and $198,000 for the nine months ended September 30, 2021 and 2020, respectively, are also included in income and fees on loans.

(2)Taxable-equivalent adjustments totaling $135,000 and $38,000 for nine months ended September 30, 2021 and 2020, respectively, are included in tax-exempt interest on investment securities. The adjustments are based on a federal tax rate of 21% and a Georgia state tax rate of 2.5% with appropriate reductions for the effect of disallowed interest expense incurred in carrying tax-exempt obligations.
The following table presents the effect of net interest income for changes in the average outstanding volume amounts of interest-earning assets and interest-bearing liabilities and the rates earned and paid on these assets and liabilities from September 30, 2020 to September 30, 2021.

Table 4 - Change in Interest Revenue and Expense on a Taxable Equivalent Basis
	Nine Months Ended September 30, 2021
	Compared to Nine Months Ended September 30, 2020 Increase (Decrease) Due to Changes in
(dollars in thousands)	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned fees	$3,137	$(170)	$2,967
Investment securities, taxable	2,814	(2,193)	621
Investment securities, tax-exempt	707	(214)	493
Deposits in banks and short term investments	127	(356)	(229)
Total interest-earning assets (FTE)	6,785	(2,933)	3,852
Interest-bearing liabilities:
Interest-Bearing Demand and Savings Deposits	(93)	(944)	(1,037)
Time Deposits	(466)	(1,342)	(1,808)
Federal Home Loan Bank Advances	(174)	(51)	(225)
Paycheck Protection Program Liquidity Facility	(154)	42	(112)
Other Borrowed Money	(35)	(31)	(66)
Total interest-bearing liabilities	(922)	(2,326)	(3,248)
Increase in net interest income (FTE)	$7,707	$(607)	$7,100
Provision for Loan Losses
The provision for loan losses is based on management's evaluation of probable, inherent losses in the loan portfolio and unfunded commitments and the corresponding analysis of the allowance for loan losses at quarter-end. Provision for loan losses for the three and nine months ended September 30, 2021 were $150,000 and $650,000, respectively, compared to $1.1 million and $5.3 million for the same periods in 2020, respectively. The amount of provision expense recorded in each period was the amount required such that the total allowance for loan losses reflected the appropriate balance, in the estimation of management, sufficient to cover probable, inherent loan losses in the loan portfolio. The decrease in provision for loan losses in the three and nine months ended September 30, 2021 compared to the same periods in 2020 is largely due to the reserve levels that have already been established in response to the COVID-19 pandemic. See the section captioned “Loans and Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Noninterest Income
The following table represents the major components of noninterest income for the periods indicated.

Table 5 - Noninterest Income
	Three Months Ended September 30,		Change		Nine months ended September 30,		Change
(dollars in thousands)	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Service charges on deposits	$1,792	$1,316	$476	36.2%	$4,278	$3,906	$372	9.5%
Mortgage fee income	3,107	2,616	491	18.8	10,107	5,706	4,401	77.1
Gain on sales of SBA loans	1,813	748	1,065	142.4	4,548	1,004	3,544	353.0
(Loss)/gain on sales of securities	—	716	(716)	100.0	137	1,009	(872)	(86.4)
Interchange fee	1,745	1,342	403	30.0	4,941	3,624	1,317	36.3
BOLI income	280	237	43	18.1	710	548	162	29.6
Other noninterest income	701	579	122	21.1	754	1,032	(278)	(26.9)
Total noninterest income	$9,438	$7,554	$1,884	24.94%	$25,475	$16,829	$8,646	51.38%
For the three and nine months ended September 30, 2021, noninterest income increased $1.9 million and $8.6 million, respectively, compared to the same periods in 2020. The primary reason for this increase was primarily due to increases in mortgage loan fee income, interchange fees and gain on sales of non- PPP SBA loans.
Service charges on deposit accounts. For the three and nine months ended September 30, 2021, services charges on deposits was $1.8 million and $4.3 million, an increase of $476,000, or 36.2%, and $372,000, or 9.5%, compared to the same periods in 2020, respectively. This increases in service charges on deposits were primarily attributable to the additional deposits acquired from SouthCrest acquisition.
Mortgage Fee Income. For the three and nine months ended September 30, 2021, mortgage fee income was $3.1 million and $10.1 million, an increase of $491,000, or 18.8%, and $4.4 million, or 77.1%, compared to the same periods in 2020, respectively. During the three and nine months ended September 30, 2021, there was a continued increase in the demand for mortgage rate locks and mortgage closings due to a historically low interest rate environment. The decrease in mortgage rates was partially attributable to the 150 basis point decrease in the national federal funds rate in 2020 in response to the COVID-19 pandemic.
Gain on Sale of SBA loans. For the three months ended September 30, 2021 and 2020, net realized gains on the sale of the guaranteed portion of SBA loans totaled $1.8 million and $748,000, respectively. For the nine months ended September 30, 2021 and 2020, net realized gains on the sale of the guaranteed portion of SBA loans totaled $4.5 million and $1.0 million, respectively. The increase in 2021 is primarily attributable to the growth in the Small Business Specialty Lending division compared to the same periods in 2020.
Interchange Fees. For the three and nine months ended September 30, 2021, interchange fee income was $1.7 million and $5.0 million, an increase of $403,000, or 30.0%, and $1.3 million, or 36.3%, compared to the same periods in 2020, respectively. The increases in interchange fees were primarily attributable to the Discover® Card program becoming the Bank's primary program in late 2020. The Bank receives a larger portion of the fees charged from Discover®.

Noninterest Expense
The following table represents the major components of noninterest expense for the periods indicated.

Table 6 - Noninterest Expense
	Three months ended September 30,		Change		Nine months ended September 30,		Change
(dollars in thousands)	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Salaries and employee benefits	$11,826	$9,103	$2,723	29.9%	$31,907	$24,331	$7,576	31.1%
Occupancy and equipment	1,599	1,338	261	19.5	4,169	3,972	197	5.0
Acquisition-related expenses	1,994	207	1,787	863.3	3,031	714	2,317	324.5
Information technology expenses	2,045	1,440	605	42.0	5,493	4,135	1,358	32.8
Professional fees	804	481	323	67.1	1,975	1,343	632	47.1
Advertising and public relations	674	459	215	46.9	1,817	1,478	339	22.9
Communications	310	212	98	46.3	837	631	206	32.6
Writedown of building	—	582	(582)	100.0	—	582	(582)	100.0
FHLB prepayment penalty	—	925	(925)	100.0	—	925	(925)	100.0
Other noninterest expense	1,959	1,566	393	25.1	4,884	4,827	57	1.2
Total noninterest expense	$21,211	$16,313	$4,898	30.0%	$54,113	$42,938	$11,175	26.0%
Noninterest expense for the nine months ended September 30, 2021 totaled $54.1 million, up $11.2 million, or 26.0%, from the same period in 2020. Noninterest expense for the three months ended September 30, 2021 totaled $21.2 million, up $4.9 million, or 30.0%, from the same period in 2020. Increases in salaries and employee benefits, information technology expenses, and acquisition expenses accounted for the majority of these increases which was offset by a FHLB prepayment penalty and writedown of building recognized in the prior year period.
Salaries and Employee Benefits. Salaries and employee benefits for the nine months ended September 30, 2021 increased $7.6 million, or 31.1%, compared to the same period in 2020. Salaries and employee benefits for the three months ended September 30, 2021 increased $2.7 million, or 29.9%, compared to the same period in 2020. The increase in 2021 is primarily attributable to the growth in the Small Business Specialty Lending and mortgage divisions, along with two months of salary and employee benefits from the additional employees from SouthCrest acquisition compared to the same period in 2020.
Acquisition-related Expenses. Acquisition-related expense for the nine months ended September 30, 2021 increased $2.3 million, or 324.5%, compared to the same period in 2020. Acquisition-related expense for the three months ended September 30, 2021 increased $1.8 million, or 863.3%, compared to the same period in 2020. Both increases are primarily attributed to expenses related to the SouthCrest merger that closed on August 1, 2021.
Information technology Expenses. Information technology expense for the nine months ended September 30, 2021 increased $1.4 million, or 32.8%, compared to the same period in 2020. Information technology expense for the three months ended September 30, 2021 increased $605,000, or 42.0%, compared to the same period in 2020. These increases relate to increases in data processing costs as the Bank prepares data processing conversion for the SouthCrest merger and software costs due to the implementation of new software implementation.

Income Tax Expense
Income tax expense for the three and nine months ended September 30, 2021 and 2020 was $362,000, $3.4 million, $884,000 and $1.8 million, respectively. The Company’s effective tax rates were a federal tax rate of 15.0% and a Georgia state tax rate of 4.0% for the nine months ended September 30, 2021 and 2020.
Balance Sheet Review
Total assets increased as part of the SouthCrest acquisition to $2.5 billion at September 30, 2021 from $1.8 billion at December 31, 2020.

Loans and Allowance for Loan Losses
At September 30, 2021, gross loans outstanding (excluding loans held for sale) were $1.3 billion, an increase of $250.4 million, or 23.6%, compared to $1.1 billion at December 31, 2020. During the three and nine months ended September 30, 2021, PPP loans totaling approximately $40.0 million and $83.1 million, respectively, were forgiven through the SBA.
At September 30, 2021, approximately 69.1% of our loans are secured by commercial real estate. The following table presents a summary of the loan portfolio as of September 30, 2021 and December 31, 2020.

Table 7 - Loans Outstanding
(dollars in thousands)	September 30, 2021	December 31, 2020
Construction, land and land development	$152,991	$121,093
Other commercial real estate	752,633	520,391
Total commercial real estate	905,624	641,484
Residential real estate	218,224	183,021
Commercial, financial, & agricultural (*)	166,228	213,380
Consumer and other	19,784	21,618
Total loans	$1,309,860	$1,059,503

As a percentage of total loans:
Construction, land and land development	11.7%	11.4%
Other commercial real estate	57.3%	49.2%
Total commercial real estate	69.0%	60.6%
Residential real estate	16.8%	17.3%
Commercial, financial & agricultural	12.7%	20.1%
Consumer and other	1.5%	2.0%
Total loans	100%	100%
(*) Includes $17.0 million and $101.1 million in PPP loans at September 30, 2021 and December 31, 2020, respectively.
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
The allowance for loan losses was $12.9 million at September 30, 2021 compared to $11.0 million at September 30, 2020, an increase of $1.9 million, or 16.9%. While asset quality remains stable period over period, social and economic disruption in response to the COVID-19 pandemic continue to result in businesses closures and job losses during 2020 and 2021. The decrease in provision for loan losses in the three and nine months ended September 30, 2021 compared to the same period in 2020 is largely due to the reserve levels that had been established in response to the COVID-19 pandemic.
Additional information about the Company’s allowance for loan losses is provided in Note 5 to our consolidated financial statements as of September 30, 2021, included elsewhere in this Form 10-Q.
The following table presents an analysis of the allowance for loan losses as of and for the nine months ended September 30, 2021 and 2020:

Table 8 - Analysis of Allowance for Loan Loss
	September 30, 2021		September 30, 2020
(dollars in thousands)	Reserve	%*	Reserve	%*
Construction, land and land development	$1,049	11.7%	$964	11.4%
Other commercial real estate	7,300	57.3%	5,615	49.2%
Residential real estate	2,290	16.8%	1,924	17.3%
Commercial, financial, & agricultural	1,833	12.8%	2,107	20.1%
Consumer and other	405	1.5%	410	2.0%
	$12,877	100%	$11,020	100%
*Percentage represents the loan balance in each category expressed as a percentage of total end of period loans.

The following table presents a summary of allowance for loan loss for the three and nine months ended September 30, 2021 and 2020.

Table 9 - Summary of Allowance for Loan Loss
	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Allowance for loan loss - beginning balance	$12,871	$10,289	$12,127	$6,863
Charge-offs:
Construction, land and land development	—	—	—	4
Other commercial real estate	531	226	568	226
Residential real estate	—	144	—	159
Commercial, financial, & agricultural	209	153	225	221
Consumer and other	3	36	44	846
Total loans charged-off	743	559	837	1,456
Recoveries:
Construction, land and land development	363	6	448	31
Other commercial real estate	14	3	108	29
Residential real estate	143	120	254	130
Commercial, financial, & agricultural	66	1	83	21
Consumer and other	13	54	44	140
Total recoveries	599	184	937	351
Net (recoveries)/charge-offs	144	375	(100)	1,105
Provision for loan loss	150	1,106	650	5,262
Allowance for loan loss - ending balance	$12,877	$11,020	$12,877	$11,020

Net (recoveries)/charge-offs to average loans (annualized)	0.05%	0.13%	(0.02)%	0.18%
Allowance for loan losses to total loans	0.98	1.00	0.98	1.00
Allowance to nonperforming loans	105.15	111.02	105.15	111.02
Management believes the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio as of September 30, 2021; provided, however, that with the continuing economic impact of the COVID-19 pandemic through the first nine months of 2021 leading to significant market changes, high levels of unemployment and increasing degrees of uncertainty in the U.S. economy, the impact on collectability is not currently known, and it is possible that additional provisions for credit losses could be needed in future periods.

Nonperforming Assets
Excluding assets acquired from SouthCrest, asset quality remained stable during the first nine months of 2021. The continuing effects of the COVID-19 pandemic will likely have an impact on our asset quality, but the full extent is unknown at this point. Nonperforming assets include nonaccrual loans, accruing loans contractually past due 90 days or more, repossessed personal property and other real estate owned ("OREO"). Pursuant to the provisions of the CARES Act, loans granted payment deferrals related to the COVID-19 pandemic are not reported as past due or placed on nonaccrual status (provided the loans were not past due or on nonaccrual status prior to the deferral), and there were no loans under these terms deemed past due or nonaccrual as of September 30, 2021. Nonaccrual loans totaled $12.2 million at September 30, 2021, an increase of $3.1 million, or 34.2%, from $9.1 million at December 31, 2020. There were no loans contractually past due 90 days or more and still accruing for either period presented. At September 30, 2021, OREO totaled $807,000, a decrease of $199,000, or 19.8%, compared with $1.0 million at December 31, 2020. The change in OREO is a combination of sales of assets during first nine months of 2021 offset by a few small OREO property additions and additions from the SouthCrest acquisition. At the end of the third quarter 2021, total nonperforming assets as a percent of total assets decreased to 0.52% compared with 0.69% at December 31, 2020.
At September 30, 2021, 4.7% of the Company’s loan portfolio, or $61.6 million, is in the hotel sector which was one of the most sensitive sectors to the COVID-19 pandemic. While our entire loan portfolio is being continuously assessed, enhanced monitoring for the hotel and other sensitive sectors is ongoing. We are continuously working with these customers to evaluate how the current economic conditions are impacting, and will continue to impact, their business operations.
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
Nonperforming assets at September 30, 2021 and December 31, 2020 were as follows:

Table 10 - Nonperforming Assets(1)
(dollars in thousands)	September 30, 2021	December 31, 2020
Nonaccrual loans	$12,246	$9,128
Loans past due 90 days and accruing	—	—
Other real estate owned	807	1,006
Repossessed assets	3	30
Total nonperforming assets	$13,056	$10,164
Nonaccrual loans by loan segment
Construction, land and land development	$54	$197
Commercial real estate	5,780	4,613
Residential real estate	5,372	2,958
Commercial, financial & agriculture	722	1,065
Consumer & other	318	295
Total nonaccrual loans	$12,246	$9,128

NPAs as a percentage of total loans and OREO	1.00%	1.08%
NPAs as a percentages of total assets	0.52%	0.69%
Nonaccrual loans as a percentage of total loans	0.93%	0.95%

(1) Loans granted payment deferrals related to the COVID-19 pandemic are not reported as past due or placed on nonaccrual status (provided the loans were not past due or on nonaccrual status prior to the deferral). There were no loans under these terms deemed past due or nonaccrual as of September 30, 2021.
The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted the borrower a concession that we would not consider otherwise. At September 30, 2021, TDRs decreased slightly to $12.4 million from $12.6 million reported at December 31, 2020. At September 30, 2021 and December 31, 2020, all TDRs were performing according to their modified terms and were therefore not considered to be nonperforming assets.

Deposits
Deposits at September 30, 2021 and December 31, 2020 were as follows:

Table 11 - Deposits
(dollars in thousands)	September 30, 2021	December 31, 2020
Noninterest-bearing deposits	$539,251	$326,999
Interest-bearing deposits	790,474	433,554
Savings	509,306	422,860
Time, $250,000 and over	97,246	34,653
Other time	258,844	226,961
Total deposits	$2,195,121	$1,445,027
Total deposits were $2.2 billion and $1.4 billion at September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021, 24.6% of total deposits were comprised of noninterest-bearing accounts and 75.4% comprised of interest-bearing deposit accounts, compared to 22.6% and 77.4% as of December 31, 2020, respectively. The growth in our deposits is due primarily the acquisition of SouthCrest deposits of $631.4 million and the combination of government stimulus programs, PPP loan proceeds retained on deposits by corporate borrowers, and customer expense and savings habits in response to the COVID-19 pandemic.
We had $883,000 and $1.1 million in brokered deposits at September 30, 2021 and December 31, 2020, respectively. We use brokered deposits, subject to certain limitations and requirements, as a source of funding to support our asset growth and augment the deposits generated from our branch network, which are our principal source of funding. Our level of brokered deposits varies from time to time depending on competitive interest rate conditions and other factors, and tends to increase as a percentage of total deposits when the brokered deposits are less costly than issuing internet certificates of deposit or borrowing from the FHLB.

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
See Note 9 to our consolidated financial statements as of September 30, 2021, included elsewhere in this Form 10-Q, for a table setting forth the financial instruments that were outstanding whose contract amounts represent credit risk and more information regarding our off-balance sheet arrangements as of September 30, 2021 and December 31, 2020.

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
Cash and cash equivalents at September 30, 2021 and December 31, 2020 were $177.0 million and $183.5 million, respectively. This decrease is primarily attributable to the deployment of funds that came from PPP loans and the repayment of Paycheck Protection Program Liquidity Facility (“PPPLF”). Management believes the various funding sources discussed above are adequate to meet the Company’s liquidity needs without any material adverse impact on our operating results.
Liquidity management involves the matching of cash flow requirements of customers and the ability of the Company to manage those requirements. These requirements of customers include, but are not limited to, deposits being withdrawn or providing assurance to borrowers that sufficient funds are available to meet their credit needs. We strive to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance we have in short-term assets at any given time will adequately cover any reasonably anticipated need for funds. Additionally, we maintain relationships with correspondent banks, which could provide funds on short notice, if needed. We have also invested in FHLB stock for the purpose of establishing credit lines with the FHLB. At September 30, 2021 and December 31, 2020, we had $51.6 million of outstanding advances from the FHLB. Based on the values of loans pledged as collateral, we had $385.4 million and $416.1 million of additional borrowing availability with the FHLB at September 30, 2021 and December 31, 2020, respectively.
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
The table below summarizes the capital requirements applicable to the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Bank’s capital ratios as of September 30, 2021 and December 31, 2020. The Bank exceeded all regulatory capital requirements and was considered to be “well-capitalized” as of September 30, 2021 and December 31, 2020. There have been no conditions or events since December 31, 2020 that management believes would change this classification. While the Company believes that it has sufficient capital to withstand an extended economic recession brought about by COVID-19, its reported and regulatory capital ratios could be adversely impacted in future periods.

Table 12 - Capital Ratio Requirements
	Minimum Requirement	Well-capitalized¹
Risk-based ratios:
Common equity tier 1 capital (CET1)	4.5%	6.5%
Tier 1 capital	6.0	8.0
Total capital	8.0	10.0
Leverage ratio	4.0	5.0
(1) The prompt corrective action provisions are only applicable at the bank level.

Table 13 - Capital Ratios
Company	September 30, 2021	December 31, 2020
CET1 risk-based capital ratio	10.49%	10.62%
Tier 1 risk-based capital ratio	11.98	12.71
Total risk-based capital ratio	12.80	13.78
Leverage ratio	8.37	8.49

Colony Bank
CET1 risk-based capital ratio	11.87%	13.48%
Tier 1 risk-based capital ratio	11.87	13.48
Total risk-based capital ratio	12.68	14.55
Leverage ratio	8.55	9.12

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
The following table presents our interest sensitivity position at the dates indicated.

Table 14 - Interest Sensitivity
	Increase (Decrease) in Net Interest Income from Base Scenario at
	September 30, 2021	December 31, 2020
Changes in rates
200 basis point increase	7.73%	12.55%
100 basis point increase	4.06	6.71
100 basis point decrease	(2.47)	(2.91)
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
During the quarter ended September 30, 2021, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) There were no unregistered shares of the Company’s common stock sold during the three-month period ended September 30, 2021.
(b) Not applicable.
(c) There were no purchases of the Company's equity securities by the Company or its affiliates during the three-month period ended September 30, 2021.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5 – OTHER INFORMATION
None.

ITEM 6 – EXHIBITS

2.1
Agreement and Plan of Merger, dated April 22, 2021, by and between Colony Bankcorp, Inc. and SouthCrest Financial Group, Inc. – filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 000-12436), filed with the Commission on April 22, 2021 and incorporated herein by reference.

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

10.1
Employment Agreement, dated as of July 30, 2021, between Colony Bankcorp, Inc. and T. Heath Fountain – filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-12436) filed with the Commission on August 2, 2021 and incorporated herein by reference.

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020; (ii) Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2021 and 2020; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2021 and 2020; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2021 and 2020; (v) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements*

104	The cover page from Colony Bankcorp’s Quarterly Report on Form 10-Q for the three months ended September 30, 2021 (formatted in Inline XBRL and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Colony Bankcorp, Inc.

/s/ T. Heath Fountain
Date: November 12, 2021	T. Heath Fountain
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Tracie Youngblood
Date: November 12, 2021	Tracie Youngblood
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)